Form 10-Q
period 1994-12-31
MECHANICAL TECHNOLOGY INC
filed 1995-02-14
CIK 64463

- - - -----------------------------------------------------------------------------
- - - -----------------------------------------------------------------------------
                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C. 20549
                          -----------------------

                                 FORM 10-Q


/X/ Quarterly report pursuant to section 13 or 15 (d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended December 31, 1994

/ / Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

    For the period from                   to

                          -----------------------

                       COMMISSION FILE NUMBER 0-6890

                          -----------------------

                    MECHANICAL TECHNOLOGY INCORPORATED
          (Exact name of registrant as specified in its charter)


NEW YORK                                                    14-1462255
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


968 ALBANY-SHAKER RD., LATHAM, NEW YORK                            12110
(Address of principal executive offices)                         (Zip Code)


                              (518) 785-2211
            Registrant's telephone number, including area code


                              NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes X      No

           CLASS                           OUTSTANDING AT DECEMBER 31, 1994
COMMON STOCK, $1.00 PAR VALUE                        3,568,868  SHARES

- - - -----------------------------------------------------------------------------
- - - -----------------------------------------------------------------------------

                    MECHANICAL TECHNOLOGY INCORPORATED


                                   INDEX


Part I Financial Information                                       Page No.
                                                                   --------

  Consolidated Balance Sheets - December 31, 1994
     and September 30, 1994                                           3 - 4

  Consolidated Statements of Income -
     Three months ended December 31, 1994
     and January 1, 1994                                                5

  Consolidated Statements of Cash Flows -
     Three months ended December 31, 1994
     and January 1, 1994                                                6

  Notes to Consolidated Financial Statements                            7

  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                             8 - 12

Part II Other Information                                              13

Signature                                                              14

                       PART I FINANCIAL INFORMATION
            MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                               CONSOLIDATED
                              BALANCE SHEETS
                  As of December 31, 1994 (Unaudited) and
      September 30, 1994 (Derived from audited financial statements)
                          (Dollars in Thousands)

                                                      DEC. 31,    SEPT. 30,
                                                        1994        1994
                                                      --------    --------
ASSETS
Current Assets:
  Cash and cash equivalents                           $     11    $  1,820

  Trade accounts                                         7,449      11,632
  Other receivables                                        318          94
                                                       -------     -------
      Gross receivables                                  7,767      11,726
    Allowance for doubtful accounts                        (82)       (101)
                                                       -------     -------
      Net receivables                                    7,685      11,625

  Income taxes receivable                                  353         122

  INVENTORIES:
    Raw materials and components                         1,675       3,640
    Work in process                                      1,704       2,231
    Finished Goods                                          40         197
                                                       -------     -------
      Total inventories                                  3,419       6,068

  Deferred income taxes                                     69         306

  Prepaid expenses & other
    current assets                                         198         214
                                                       -------     -------
    Total Current Assets                                11,735      20,155

  Other Assets:
    Excess of cost over net assets of
      acquired companies, net                            1,708       1,726
    Other                                                  900         227

  Property, Plant and Equipment:
    Cost                                                18,708      20,629
    Accumulated depreciation                           (15,905)    (17,420)
                                                       -------     -------
      Net Property, Plant and Equipment                  2,803       3,209
                                                       -------     -------
TOTAL ASSETS                                          $ 17,146    $ 25,317
                                                       =======     =======


The accompanying notes are an integral part of the consolidated financial statements.

       MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                               CONSOLIDATED
                              BALANCE SHEETS
                  As of December 31, 1994 (Unaudited) and
      September 30, 1994 (Derived from audited financial statements)
                          (Dollars in thousands)

                                                       Dec. 31,    SEPT.30,
                                                         1994        1994
                                                       --------    --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Line-of-credit                                      $  1,164    $  4,000
  Note Payable                                           3,000       3,000
  Current installments on long-term debt                 3,048       9,038
  Accounts payable                                       1,883       3,684
  Accrued expenses                                       3,334       5,998
  Net liabilities of discontinued operations             2,756       2,756
  Payroll and other taxes withheld
    and accrued                                            369         267
                                                       -------     -------
      Total Current Liabilities                         15,554      28,743

Long-term debt, net of current maturities                    -       2,144
Deferred income taxes and other credits                    848         848

Shareholders' Equity:
  Common stock                                           3,569       3,546
  Treasury Stock                                             -        (100)
  Paid-in capital                                       12,830      12,944
  Retained earnings - beginning of year                (22,759)      1,619
                    - current year                       7,158     (24,378)
  Stock Grants                                             (26)        (18)
  Foreign currency translation adjustment                  (28)        (31)
                                                       -------     -------
    TOTAL SHAREHOLDERS' EQUITY                             744      (6,418)
                                                       -------     -------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                 $ 17,146    $ 25,317
                                                       =======     =======














The accompanying notes are an integral part of the consolidated financial statements.

                    MECHANICAL TECHNOLOGY INCORPORATED

                     CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share)

                                                     THREE MONTHS ENDED
                                                     DEC. 31,  JAN. 1,
                                                       1994      1994
                                                     -------   -------
Product Sales                                        $ 7,079   $ 5,953
Research & Development revenue                         2,514     2,331
                                                      ------    ------

Total Revenues                                       $ 9,593   $ 8,284

Product cost of sales                                  4,023     3,625
Research & Development contract costs                  2,088     1,983
Selling, general and administrative
 expenses                                              2,153     2,197
Product development costs and research                   474       751
                                                      ------    ------
Operating income (loss)
 from continuing operations                          $   855   $  (272)

Interest expense                                        (361)     (283)
Gain on sale of subsidiary, ProQuip                    6,779         -
Gain on sale of assets                                     -     1,856
Other income (expense), net                              (47)      (42)
                                                      ------    ------
Income (loss) from continuing
 operations before income taxes                      $ 7,226   $ 1,259
Income tax expense (benefit)                              68       525
                                                      ------    ------
Income (loss) from continuing operations             $ 7,158   $   734
Loss from discontinued operation                           0      (401)
                                                      ------    ------
Net income                                           $ 7,158   $   333
                                                      ======    ======

Earnings (loss) per share:
  Continuing operations                              $  2.02   $   .21
  Discontinued operations                                .00      (.12)
                                                      ------    ------
Earnings per share                                   $  2.02   $   .09
                                                      ======    ======







The accompanying notes are an integral part of the consolidated financial statements.

            MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)

                                                       THREE MONTHS ENDED
                                                       DEC. 31,    JAN. 1,
                                                         1994       1994
OPERATING ACTIVITIES                                   --------   --------
   Net income from continuing operations               $  7,158   $    734
   Adjustments to reconcile net income to net
     cash provided (used) by continuing operations:
    Depreciation and amortization                           213        356
    Gain on sale of assets                                    0     (1,856)
    Gain on sale of subsidiary                           (6,779)         0
    Provision for deferred income taxes                       0        307
    Foreign currency translation                              3        (14)
    Other                                                     1          2
   Changes in operating assets and liabilities
     net of effects of discontinued operations:
    Accounts receivable                                     719        976
    Inventories                                            (165)        81
    Prepaid expenses and other current assets                 2        142
    Accounts payable                                        (52)    (1,387)
    Income taxes                                             28        282
    Accrued liabilities                                  (1,042)      (811)
                                                        -------    -------
Net cash provided (used) by continuing operations      $     86   $ (1,188)
                                                        -------    -------
   Discontinued operations:
    (Loss) from discontinued operations                $      0   $   (401)
    Change in net assets/liabilities of
     discontinued operations                                  0     (1,732)
                                                        -------    -------
Net cash (used) by discontinued operations             $      0   $ (2,133)
                                                        -------    -------
Net cash provided (used) by operations                 $     86   $ (3,321)
                                                        -------    -------
INVESTING ACTIVITIES
   Purchases of property, plant & equipment            $   (184)  $   (131)
   Proceeds from sale of subsidiary, ProQuip,
    net of cash balance and expenses                      9,125          0
   Proceeds on sale of assets                                 0      1,959
                                                        -------    -------
Net cash provided (used) in investing activities       $  8,941   $  1,828
                                                        -------    -------
FINANCING ACTIVITIES
   Net borrowing under line-of-credit and
    notes payable agreements                           $ (2,836)  $  3,056
   Principal payments of long-term debt                  (8,000)    (1,775)
                                                        -------    -------
Net cash provided in financing activities              $(10,836)  $  1,281
                                                        -------    -------
Increase in cash and cash equivalents                  $ (1,809)  $   (212)
Cash and cash equivalents - beginning of period           1,820        675
                                                        -------    -------
Cash and cash equivalents - end of period              $     11   $    463
                                                        =======    =======
The accompanying notes are an integral part of the consolidated financial statements.

            MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The management of the Company believes the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to fairly present the financial position as of December 31, 1994 and results of operations and changes in financial position for the three months then ended.

2. The results of operations for the three-month period ended December 31, 1994 are not necessarily indicative of the results to be expected for the full year.

3. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K Report for the fiscal year ended September 30, 1994.

            MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's United Telecontrol Electronics, Inc. ("UTE") subsidiary filed for voluntary bankruptcy under Chapter 11 of the Federal Bankruptcy Code in April 1994 and commenced an orderly liquidation in October 1994. The Company expects the final liquidation of UTE and related court approval will occur during calendar year 1995. At that time any final adjustments will be made. Accordingly, the Company no longer includes Defense/Aerospace amongst its reportable business segments and UTE has been classified as "discontinued operations" in the Consolidated Financial Statements; prior year has been restated to conform to this treatment. (For further information on this bankruptcy see the discussion under the caption "Results of Operations: 1994 in Comparison with 1993", in Item 7: Management's Discussion and Analysis of the Financial Condition and Results of Operations and Note 16 to the Consolidated Financial Statements, in the Company's Form 10-K Report for the fiscal year ended September 30, 1994 which are incorporated herein by refer-
ence).

The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated statements of income. This discussion relates only to the Company's continuing operations.

RESULTS OF OPERATIONS
    (Dollars in thousands)

                         SALES
                     Three Months Ended
                    --------------------
BUSINESS SEGMENT:   12/31/94     1/1/94             Change
- - - -----------------   --------    --------           -------
Technology           $ 2,848     $ 2,376           $   472
Test & Measurement     6,745       5,908               837
                      ------      ------            ------
TOTAL                $ 9,593     $ 8,284           $ 1,309
                      ======      ======            ======

                         OPERATING
                          INCOME
                     Three Months Ended
                    --------------------
BUSINESS SEGMENT:   12/31/94     1/1/94             Change
- - - -----------------   --------    --------            ------
Technology           $  (217)    $  (585)          $   368
Test & Measurement     1,072         313               759
                      ------      ------            ------
TOTAL                $   855     $  (272)          $ 1,127
                      ======      ======            ======

     Sales and profitability from operations for the first three months of fiscal year 1995 versus the same period of fiscal year 1994 have increased. The effect each business segment had on this change is outlined in the above table and discussed below.

            MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TECHNOLOGY

     The Technology segment reported increases in both sales and operating profit compared to the corresponding period last year. Sales recorded in the first quarter of fiscal 1995 versus the prior year reflect an improvement of approximately 20%. The $368 thousand reduction in the operating loss was due to the sales increase and to reductions in selling, general & administrative and product development expenses.
     The Technology Division continues to strive towards its goal to achieve profitability. Management believes this goal is achievable if certain major orders are received as now anticipated. A major program which was expected in early fiscal year 1995 has been delayed and is now expected to be received in the third quarter of the fiscal year. In addition, two customers have notified the Division that recent government orders to them will result in major orders to the Technology Division as a subcontractor . This business is related to further extending new bearing technology developed by the Division. It is anticipated the orders, noted above, and others, will result in higher sales levels as the fiscal year progresses, with a resulting improvement in profitability.

TEST AND MEASUREMENT

     The Test & Measurement segment reported a 14% increase in revenues and a 242% increase in operating income compared to the same period last year. Ling Electronics, Inc. ("Ling"), the LAB Division ("LAB") and ProQuip, Inc. ("ProQuip") all contributed to the increase in both sales and profitability. The Advanced Products Division ("Advanced Products") reported slight decreases in both sales and operating profit versus the same period last year. A discussion of each business unit in this segment follows.
     The results of the segment include ProQuip which was sold by the Company in November 1994. (For further information on this sale transaction see the discussion under the caption "Results of Operations: 1994 in Comparison with 1993, in Item 7: Management's Discussion and Analysis of the Financial Condition and Results of Operations" and Note 17 to the Consolidated Financial Statements, in the Company's Form 10-K Report for the fiscal year ended September 30, 1994 which are incorporated herein by reference).
ProQuip recorded sales of $2,584 thousand and $2,271 thousand for the first quarter of fiscal year 1995 and the first quarter of fiscal year 1994, respectively, and accounted for $714 thousand of operating profit during the first quarter of 1995 and $382 thousand for the corresponding period of the prior year.
     Ling's sales for the first quarter of 1995 were $416 thousand or 16% higher than 1994's similar period. Operating profit for 1995 was $343 thousand higher than 1994, reflecting the higher sales, improved margins and lower expenses. Ling experienced improvements in orders and backlog levels for the past several months, and expects to continue to record improvements in 1995 over 1994 results.
     Sales at LAB were $183 thousand higher than the comparable period for the prior year. Operating income increased by $89 thousand, reflecting the higher sales. A new Transportation Simulator product was introduced at a major trade show during the first fiscal quarter and initial sales are expected in the third quarter. It is expected this year will continue to compare favorably to the prior year.

            MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TEST AND MEASUREMENT (continued)

     The Advanced Products Division reported sales and operating profits slightly lower than the same period of the prior year. MICROTRAK 7000, a new laser triangulation sensor product, was introduced last fall and the initial sales will be recorded in the second fiscal quarter. Advanced Products expects the new product will contribute to another profitable year for the Division.

FINANCIAL CONDITION

     During the first quarter of fiscal 1995, the Company sold its ProQuip subsidiary for approximately $13.3 million. The sale resulted in a gain of approximately $6.8 million. Approximately $8.0 million of the net proceeds were applied to the Company's term debt. The balance of this debt was $3.0 million at December 31, 1994. (For further information on this transaction see Note 17: "Subsequent Event" to the Consolidated Financial Statements in the Company's Form 10-K Report for the fiscal year ended September 30, 1994 which is incorporated herein by reference).
     Working capital reflects a $4.8 million improvement from September 30, 1994 to a negative $3.8 million at December 31, 1994. The working capital position remains a deficiency due mainly to a $3.0 million note payable due in May 1995 and the $3.0 million term debt noted above due in October 1995. The maturity of these debts during the next ten months will require the Company to secure alternative financing or make other arrangements to satisfy its obligations as they become due; see the discussion under the caption "Liquidity and Capital Resources" in Item 7: Management's Discussion and Analysis of the Financial Condition and Results of Operations, in the Company's Form 10-K Report for the fiscal year ended September 30, 1994 which is incorporated herein by reference.
     At December 31, 1994 cash and cash equivalents were $11 thousand versus $1,820 thousand at September 30, 1994. As shown by the Consolidated Statement of Cash Flow for the three months ended December 31, 1994, cash and cash equivalents were used to reduce, among other things, current liabili-ties, the line-of-credit, and long-term debt.

PART II OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) None.

(b) The registrant filed a Current Report on Form 8-K, November 23, 1994, regarding the sale of a wholly owned subsidiary, ProQuip, Inc.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             MECHANICAL TECHNOLOGY INCORPORATED



 2-13-95                                /s/  R. WAYNE DIESEL
- - - ---------                              ------------------------------------
(Date)                                 R. Wayne Diesel
                                       President & Chief Executive Officer




 2-13-95                                /s/  GEORGE HATHAWAY
- - - ---------                              ------------------------------------
(Date)                                 George Hathaway
                                       Corporate Controller