Form 10-K/A
period 1994-09-30
MECHANICAL TECHNOLOGY INC
filed 1995-04-17
CIK 64463

SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C. 20549

                                         FORM 10-K/A2
(Mark One)

    X    Annual Report Pursuant to Section 13 or 15(d) of the Securities
- -------- Exchange Act of 1934 [Fee Required]

                     For the fiscal year ended September 30, 1994

                                      or

- -------- Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

         For the Transition Period From _____________ to _____________.

                                 Commission file number 0-6890

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

              Registrant's telephone number, including area code: (518) 785-2211
               Securities Registered Pursuant to Section 12(b) of the Act:  NONE
                  Securities Registered Pursuant to Section 12(g) of the Act:
                                 $1.00 Par Value Common Stock
                                       (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained , to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    [    ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for suchshorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes   X      No
                                            -----       -----
The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant on December 30, 1994 (based on the last sale price of $.38 per share for such stock reported by NASDAQ for that date) was approximately $1,340,000.

As of December 30, 1994, the registrant had 3,568,868 shares of Common Stock outstanding.

                              DOCUMENTS INCORPORATED BY REFERENCE

      Document                       Where Incorporated into Form 10-K Report

Proxy Statement for Annual                            Part III
Meeting of Shareholders to be held on
         May 9,  1995

                                           PART III


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Executive Officers" in Item 1 of this Form 10-K Report, and the information set forth in the section entitled "Election of Directors", and under the captions "Security Ownership of Certain Beneficial Owners" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the section entitled "Additional Information", in the definitive Proxy Statement dated April 10, 1995 filed by the registrant, pursuant to Regulation 14A, for its Annual Meeting of Shareholders to be held on May 9, 1995 (the "1995 Proxy Statement", a copy of which is included as Exhibit 99.1 hereto), is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

The information set forth under the captions "Executive Compensation", "Compensation Committee Report", "Compensation Committee Interlocks and
Insider Participation", "Employment Agreements",   and "Directors
Compensation", in the section entitled "Additional Information" in the definitive Proxy Statement dated April 10, 1995 filed by the registrant, pursuant to Regulation 14A, for its Annual Meeting of Shareholders to be held on May 9, 1995 (the "1995 Proxy Statement", a copy of which is included as Exhibit 99.1 hereto), is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
  MANAGEMENT

The information which will be set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the section entitled "Additional Information" in the definitive Proxy Statement dated April 10, 1995 filed by the registrant, pursuant to Regulation 14A, for its Annual Meeting of Shareholders to be held on May 9, 1995 (the "1995 Proxy Statement", a copy of which is included as Exhibit 99.1 hereto), is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information which will be set forth under the caption "Certain Information Regarding Nominees" in the section entitled "Election of Directors", and under the captions "Directors Compensation", "Security Ownership of Certain Beneficial Owners", and "Certain Relationships and Related Transactions", in the section entitled "Additional Information", in the definitive Proxy Statement dated April 10, 1995 to be filed by the registrant, pursuant to Regulation 14A, for its Annual Meeting of Shareholders to be held on May 9, 1995 (the "1995 Proxy Statement", a copy of which is included as Exhibit 99.1 hereto), is incorporated herein by reference.

      dated July 22, 1992, executed by subsidiaries of the registrant in favor of CLFB with respect to the registrant's obligations to CLFB(3)

4.87  Consent and waiver, dated December 21, 1993, from
      CLFB to the registrant with respect to the Amended and Restated Loan Agreement(5)

4.88  Amendment One to Amended and Restated Loan
      Agreement, dated as of August 1, 1994, between the registrant and Chase Manhattan Bank, N.A., which amends the Amended and Restated Loan Agreement to defer the payment due on June 30, 1994(6)

4.89  Amendment Two to Amended and Restated Loan
      Agreement with waiver, dated as of November 22, 1994, between the registrant and Chase Manhattan Bank, N.A., which amends the Amended and Restated Loan Agreement and waives any existing defaults

10.1  Mechanical Technology Incorporated Restricted Stock
      Incentive Plan - filed as Exhibit 28.1 to the registrant's Form S-8 Registration Statement No. 33-
      26326 and incorporated herein by reference

10.3  MTI Employee 1982 Stock Option Plan(1)

10.4  Agreement, dated December 21, 1993, between UTE,
      First Commercial Credit Corporation ("FCCC") and the registrant, relating to an advance against certain receivables.(5)

10.6 Agreement, dated June 2, 1993, between the registrant and Mr. Harry Apkarian, Director, regarding his employment.(5)

10.7 Agreement, dated February 22, 1994, between the registrant and Mr. R. Wayne Diesel, President and
      Chief Executive Officer, regarding his employment.

10.8  Agreement, dated December 14, 1994, between the
      First Commercial Credit Corporation ("FCCC") and the registrant, modifying the Agreement dated December 21, 1993 relating to an advance against certain receivables.

22.1  Subsidiaries of the registrant

24.1  Consent of Coopers & Lybrand

99.2  Definitive Proxy Statement, dated April 10, 1995,
      filed by the registrant, pursuant to Regulation 14A,
      for its Annual Meeting of Shareholders scheduled to be
      held on May 9, 1995.
- ----------------------------------------
Certain exhibits were previously filed (as indicated below) and are incorporated herein by reference. All other exhibits for which no other filing information is given are filed herewith:

(1) Filed as an Exhibit (bearing the same exhibit number) to the registrant's Form 10-K Report, as amended, for its fiscal year ended September 30, 1989.

(2) Filed as an Exhibit (bearing the same exhibit number) to the registrant's Form 10-Q Report for its fiscal quarter ended
December 29, 1990.

(3) Filed as an Exhibit (bearing the same exhibit number) to the registrant's Form 10-Q Report for its fiscal quarter ended June
27, 1992.

(4) Filed as an Exhibit (bearing the same exhibit number) to the registrant's Form 10-K Report for its fiscal year ended Sep-tember 30, 1991.

(5) Filed as an Exhibit (bearing the same exhibit number) to the registrant's Form 10-K Report for its fiscal year ended Sep-tember 30, 1993.

(6) Filed as an Exhibit (bearing the same exhibit number) to the registrant's Form 10-Q Report for its fiscal quarter ended July
2, 1994.

(7) Filed as an Exhibit (bearing the same exhibit number) to the registrant's Form 8-K Report dated November 23, 1994.

(b) No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this Form 10-K Report.