Form 10-Q
period 1995-04-01
MECHANICAL TECHNOLOGY INC
filed 1995-05-17
CIK 64463

- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------
                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C. 20549
                          -----------------------

                                 FORM 10-Q

/X/ Quarterly report pursuant to section 13 or 15 (d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended April 1, 1995

/ / Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

    For the period from                   to

                          -----------------------

                       COMMISSION FILE NUMBER 0-6890

                          -----------------------

                    MECHANICAL TECHNOLOGY INCORPORATED
          (Exact name of registrant as specified in its charter)

NEW YORK                                                    14-1462255
- -------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

968 ALBANY-SHAKER RD., LATHAM, NEW YORK                            12110
- ----------------------------------------                        -----------
(Address of principal executive offices)                         (Zip Code)

                              (518) 785-2211
                              --------------
            Registrant's telephone number, including area code

                              NOT APPLICABLE
                              --------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes X      No
                                                    ---       ---

           CLASS                               OUTSTANDING AT APRIL 1, 1995
- -----------------------------                  ----------------------------
COMMON STOCK, $1.00 PAR VALUE                        3,568,868  SHARES
- -----------------------------------------------------------------------------
- -----------------------------------------------------------------------------

                    MECHANICAL TECHNOLOGY INCORPORATED


                                   INDEX


Part I Financial Information                                       Page No.
                                                                   --------

  Consolidated Balance Sheets - April 1, 1995
     and September 30, 1994                                           3 - 4

  Consolidated Statements of Income -
     Three months and six months ended
     April 1, 1995 and April 2, 1994                                    5

  Consolidated Statements of Cash Flows -
     Six months ended April 1, 1995
     and April 2, 1994                                                  6

  Notes to Consolidated Financial Statements                            7

  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                             8 - 10

Part II Other Information                                              11

Signature                                                              12

                       PART I FINANCIAL INFORMATION
            MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                               CONSOLIDATED
                              BALANCE SHEETS
                    As of April 1, 1995 (Unaudited) and
      September 30, 1994 (Derived from audited financial statements)
                          (Dollars in Thousands)

                                                      APRIL 1,    SEPT. 30,
                                                        1995        1994
                                                      --------    --------
ASSETS
Current Assets:
  Cash and cash equivalents                           $     17    $  1,820

  Trade accounts                                         6,311      11,632
  Other receivables                                        310          94
                                                       -------     -------
      Gross receivables                                  6,621      11,726
    Allowance for doubtful accounts                        (80)       (101)
                                                       -------     -------
      Net receivables                                    6,541      11,625

  Income taxes receivable                                  353         122

  INVENTORIES:
    Raw materials and components                         2,068       3,640
    Work in process                                      1,740       2,231
    Finished Goods                                          89         197
                                                       -------     -------
      Total inventories                                  3,897       6,068

  Deferred income taxes                                     69         306

  Prepaid expenses & other
    current assets                                         282         214
                                                       -------     -------
    Total Current Assets                                11,159      20,155

  Other Assets:
    Excess of cost over net assets of
      acquired companies, net                            1,689       1,726
    Other                                                  871         227

  Property, Plant and Equipment:
    Cost                                                18,861      20,629
    Accumulated depreciation                           (16,054)    (17,420)
                                                       -------     -------
      Net Property, Plant and Equipment                  2,807       3,209
                                                       -------     -------
TOTAL ASSETS                                          $ 16,526    $ 25,317
                                                       =======     =======


The accompanying notes are an integral part of the consolidated financial statements.

       MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                               CONSOLIDATED
                              BALANCE SHEETS
                    As of April 1, 1995 (Unaudited) and
      September 30, 1994 (Derived from audited financial statements)
                          (Dollars in thousands)

                                                       APRIL 1,    SEPT.30,
                                                         1995        1994
                                                       --------    --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Line-of-credit                                      $  2,136    $  4,000
  Note Payable                                           3,000       3,000
  Current installments on long-term debt                 2,548       9,038
  Accounts payable                                       1,404       3,684
  Accrued expenses                                       3,296       5,998
  Net liabilities of discontinued operations             2,756       2,756
  Payroll and other taxes withheld
    and accrued                                            304         267
                                                       -------     -------
      Total Current Liabilities                         15,444      28,743

Long-term debt, net of current maturities                    -       2,144
Deferred income taxes and other credits                    848         848

Shareholders' Equity:
  Common stock                                           3,569       3,546
  Treasury Stock                                             -        (100)
  Paid-in capital                                       12,830      12,944
  Retained earnings - beginning of year                (22,759)      1,619
                    - current year                       6,637     (24,378)
  Stock Grants                                             (25)        (18)
  Foreign currency translation adjustment                  (18)        (31)
                                                       -------     -------
    TOTAL SHAREHOLDERS' EQUITY                             234      (6,418)
                                                       -------     -------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                 $ 16,526    $ 25,317
                                                       =======     =======














The accompanying notes are an integral part of the consolidated financial statements.

                    MECHANICAL TECHNOLOGY INCORPORATED

                     CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share)


                                    THREE MONTHS ENDED  SIX MONTHS ENDED
                                    APRIL 1,  APRIL 2,  APRIL 1,  APRIL 2,
                                      1995      1994      1995      1994
                                    --------  --------  --------  --------
Product Sales                       $  4,316  $  6,287  $ 11,395  $ 12,240
Research & Development revenue         2,063     2,786     4,577     5,117
                                     -------   -------   -------   -------

Total Revenues                      $  6,379  $  9,073  $ 15,972  $ 17,357

Product cost of sales                  2,651     3,891     6,674     7,516
Research & Development contract costs  1,887     1,965     3,975     3,948
Selling, general and administrative
 expenses                              1,806     2,236     3,959     4,433
Product development costs
 and research                            268       777       742     1,528
                                     -------   -------   -------   -------

Operating (loss) income
  from continuing operations       $   (233)  $    204  $    622  $    (68)
Interest expense                       (222)      (235)     (583)     (518)
Gain on sale of subsidiary, ProQuip       -          -     6,779         -
Gain on sale of assets                    -          -         -     1,856
Other income (expense), net             (66)       (49)     (113)      (91)
                                    -------    -------   -------   -------
(Loss) income from continuing
 operations before income taxes    $   (521)   $   (80) $  6,705  $  1,179
Income tax (benefit) expense              -        (38)       68       487
                                    -------    -------   -------   -------
(Loss) income from continuing
 operations                        $   (521)  $    (42) $  6,637  $    692
Loss from discontinued operation          -    (18,816)        -   (19,217)
                                    -------    -------   -------   -------
Net (loss) income                  $   (521)  $(18,858) $  6,637  $(18,525)
                                    =======    =======   =======   =======

(Loss) earnings per share:
  Continuing operations            $   (.15)  $   (.01) $   1.87  $    .20
  Discontinued operations               .00      (5.34)        -     (5.46)
                                    -------    -------   -------   -------
(Loss) earnings per share          $   (.15)  $  (5.35) $   1.87  $  (5.26)
                                    =======    =======   =======   =======





The accompanying notes are an integral part of the consolidated financial statements.

            MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)

                                                        SIX MONTHS ENDED
                                                       APRIL 1,   APRIL 2,
                                                         1995       1994
OPERATING ACTIVITIES                                   --------   --------
   Net income from continuing operations               $  6,637   $    692
   Adjustments to reconcile net income to net
     cash (used) provided by continuing operations:
    Depreciation and amortization                           411        538
    Gain on sale of assets                                    -     (1,856)
    Gain on sale of subsidiary                           (6,779)         -
    Provision for deferred income taxes                       -        307
    Foreign currency translation                             13        (31)
    Other                                                     1          6
   Changes in operating assets and liabilities
     net of effects of discontinued operations:
    Accounts receivable                                   1,863      1,436
    Inventories                                            (643)      (762)
    Prepaid expenses and other current assets               (82)       200
    Accounts payable                                       (531)       454
    Income taxes                                             28       (953)
    Accrued liabilities                                  (1,145)       536
                                                        -------    -------
Net cash (used) provided by continuing operations      $   (227)  $    567
                                                        -------    -------
   Discontinued operations:
    (Loss) from discontinued operations                $      -   $(19,217)
    Adjustments to reconcile (loss) to net cash
     (used) by discontinued operations
    Write down of assets to net realizable value              -      9,488
    Change in net assets/liabilities of
     discontinued operations                                  -      5,293
                                                        -------    -------
Net cash (used) by discontinued operations             $      -   $ (4,436)
                                                        -------    -------
Net cash (used) by operations                          $   (227)  $ (3,869)
                                                        -------    -------
INVESTING ACTIVITIES
   Purchases of property, plant & equipment            $   (337)  $   (325)
   Proceeds from sale of subsidiary, ProQuip,
    net of cash balance and expenses                      9,125          -
   Proceeds on sale of assets                                 -      1,959
                                                        -------    -------
Net cash provided in investing activities              $  8,788   $  1,634
                                                        -------    -------
FINANCING ACTIVITIES
   Net borrowing under line-of-credit and
    notes payable agreements                           $ (1,864)  $  4,000
   Principal payments of long-term debt                  (8,500)    (2,011)
                                                        -------    -------
Net cash (used) provided in financing activities       $(10,364)  $  1,989
                                                        -------    -------
Decrease in cash and cash equivalents                  $ (1,803)  $   (246)
Cash and cash equivalents - beginning of period           1,820        675
                                                        -------    -------
Cash and cash equivalents - end of period              $     17   $    429
                                                        =======    =======

The accompanying notes are an integral part of the consolidated financial statements.

            MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The management of the Company believes the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to fairly present the financial position as of April 1, 1995 and results of operations and changes in financial position for the six months then ended.

2. The results of operations for the six-month period ended April 1, 1995 are not necessarily indicative of the results to be expected for the full year.

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

            MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company's United Telecontrol Electronics, Inc. ("UTE") subsidiary filed for voluntary bankruptcy under Chapter 11 of the Federal Bankruptcy Code in April 1994 and commenced an orderly liquidation in October 1994. The Company expects the final liquidation of UTE and related court approval will occur during calendar year 1995. At that time any final adjustments will be made. Accordingly, the Company no longer includes Defense/Aerospace amongst its reportable business segments and UTE has been classified as "discontinued operations" in the Consolidated Financial Statements; prior year information has been restated to conform to this treatment. (For further information on this bankruptcy see the discussion under the caption "Results of Operations:
1994 in Comparison with 1993", in Item 7: Management's Discussion and Analysis of the Financial Condition and Results of Operations and Note 16 to the Consolidated Financial Statements, in the Company's Form 10-K Report for the fiscal year ended September 30, 1994 which are incorporated herein by reference).

The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated statements of income. This discussion relates only to the Company's continuing operations, which included ProQuip Inc. prior to its sale in November 1994.


RESULTS OF OPERATIONS
- ---------------------
    (Dollars in thousands)
                         SALES
                      Six Months Ended
                    --------------------
BUSINESS SEGMENT:    4/1/95      4/2/94             Change
- -----------------   --------    --------            ------
Technology           $ 4,887     $ 5,261           $  (374)
Test & Measurement    11,085      12,096            (1,011)
                      ------      ------            ------
TOTAL                $15,972     $17,357           $(1,385)
                      ======      ======            ======

                         OPERATING
                          INCOME
                      Six Months Ended
                    --------------------
BUSINESS SEGMENT:    4/1/95      4/2/94             Change
- -----------------   --------    --------            ------
Technology           $  (934)    $  (638)          $  (296)
Test & Measurement     1,556         570               986
                      ------      ------            ------
TOTAL                $   622     $   (68)          $   690
                      ======      ======            ======

     Sales for the first six months of fiscal year 1995 versus the same period of fiscal year 1994 have decreased while operating income for the same period reflects an increase. The effect each business segment had on this change is outlined in the above table and discussed below.

            MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TECHNOLOGY
- ----------

     The Technology segment reported decreases in sales and operating profit compared to the corresponding period last year. The segment's performance for the first half of fiscal year 1995 was negatively impacted by the failure to obtain a major order that had been expected. In anticipation of successfully securing funding, the Company incurred costs on this program which resulted in a write-off of inventory of approximately $150 thousand during the second quarter of the current fiscal year. Additional negative impacts to the Technology segment's results for the first half of the 1995 fiscal year were the margin reversal of approximately $42 thousand as the result of a customer bankruptcy and a contract overrun resulting in a negative margin of approximately $186 thousand.
     The Technology Division has been successful in the first half of the year in receiving awards for new business in advanced bearing development, fuel cell and flywheel energy storage system development, and expects to continue to move toward focusing its resources on markets offering the strongest potential for future growth: advanced turbomachinery components; power and energy systems; monitoring and diagnostics systems; and engineering services.

TEST AND MEASUREMENT
- --------------------

     The Test & Measurement segment reported an 8% decrease in revenues and a 173% increase in operating income compared to the same period last year. The decrease in sales was entirely attributable to the sale of ProQuip, noted below.
     The results of the segment include ProQuip Inc. ("ProQuip") which was sold by the Company in November 1994 resulting in a gain on the sale of $6,779 thousand during the first half of the 1995 fiscal year. (For further information on this sale transaction see the discussion under the caption "Results of Operations: 1994 in Comparison with 1993, in Item 7:
Management's Discussion and Analysis of the Financial Condition and Results of Operations" and Note 17 to the Consolidated Financial Statements, in the Company's Form 10-K Report for the fiscal year ended September 30, 1994 which are incorporated herein by reference). Sales attributable to ProQuip during the period covered by this Form 10-Q were $2,584 thousand and $4,795 thousand for fiscal year 1995 and fiscal year 1994, respectively. ProQuip also accounted for $714 thousand of operating profit during the first half of 1995 and $689 thousand for the corresponding period of the prior year.
     The remainder of the Test and Measurement segment, which includes Ling Electronics, Inc. ("Ling"), the L.A.B. Division and the Advanced Products Division, reported sales for the first half of 1995 of $8,501 thousand, which was 16% higher than 1994's comparable period. Operating profit for 1995, which was $961 thousand higher than 1994, reflects higher sales, improved margins and lower expenses. Export license restrictions, imposed during the first quarter of the fiscal year on certain of Ling's products, have begun to cause delays in shipments and may negatively impact sales levels during the second half of the fiscal year.

            MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TEST AND MEASUREMENT (continued)
- --------------------

     Management believes that sustainable growth of this segment will come from new products for existing and new niche markets. During the current fiscal year, the MICROTRAK 7000 (TM), a new laser triangulation sensor product, for Advanced Products and the Transportation Simulator for L.A.B. are examples of recent new product introductions.


FINANCIAL CONDITION
- -------------------

     During the first quarter of fiscal 1995, the Company sold its ProQuip subsidiary for approximately $13.3 million. The sale resulted in a gain of approximately $6.8 million. Approximately $8.0 million of the net proceeds were applied to the Company's term debt. The balance of this debt was $2.5 million at April 1, 1995 which is payable in full by October 31, 1995. (For further information on this transaction see Note 17: "Subsequent Event" to the Consolidated Financial Statements in the Company's Form 10-K Report for the fiscal year ended September 30, 1994 which is incorporated herein by reference).
     Working capital reflects a $4.3 million improvement from September 30, 1994, but remains in a significantly negative position of $4.3 million at April 1, 1995. The working capital deficiency was mainly due to a $3.0 million note payable, the $2.5 million term debt noted above, and approximately $2.8 million net liabilities of discontinued operation, which resulted from the bankruptcy and subsequent pending liquidation of the Company's United Telecontrol Electronics, Inc. subsidiary; see Management's Discussion and Analysis of Financial Condition and Results of Operations on page 8 of this Form 10-Q and the discussion under the caption "Results of
Operations: 1994 in Comparison with 1993", in Item 7: Management's Discussion and Analysis of the Financial Condition and Results of Operations and Note 16 to the Consolidated Financial Statements, in the Company's Form 10-K Report for the fiscal year ended September 30, 1994 which are incorporated herein by reference. Discussions with the lender of the $3.0 million note payable, which is due on May 31, 1995, to renegotiate the terms of this note are currently underway. If the Company is not successful with these negotiations, it would be unable to meet this obligation at that time. The maturity of the Company's line-of-credit and term debt on October 31, 1995 will require the Company to secure alternative financing or make other arrangements to satisfy its obligations as they become due; see the discussion under the caption "Liquidity and Capital Resources" in Item 7:
Management's Discussion and Analysis of the Financial Condition and Results of Operations, in the Company's Form 10-K Report for the fiscal year ended September 30, 1994 which is incorporated herein by reference.
     At April 1, 1995 cash and cash equivalents were $17 thousand versus $1,820 thousand at September 30, 1994. As shown by the Consolidated Statement of Cash Flow for the six months ended April 1, 1995, cash and cash equivalents were used to reduce, among other things, current liabilities, the line-of-credit, and long-term debt.

PART II OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a) None.

(b) No Reports on Form 8-K were filed by the registrant during the quarter for which this Report is filed.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             MECHANICAL TECHNOLOGY INCORPORATED



 5-15-95                                /s/  R. WAYNE DIESEL
- ---------                              ------------------------------------
(Date)                                 R. Wayne Diesel
                                       President & Chief Executive Officer




 5-15-95                                /s/  STEPHEN T. WILSON
- ---------                              ------------------------------------
(Date)                                 Stephen T. Wilson
                                       Chief Financial Officer