Form 10-Q
period 1995-07-01
MECHANICAL TECHNOLOGY INC
filed 1995-08-16
CIK 64463

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------
                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C. 20549
                          -----------------------

                                 FORM 10-Q

/X/ Quarterly report pursuant to section 13 or 15 (d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended July 1, 1995

/ / Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

    For the period from                   to

                          -----------------------

                       COMMISSION FILE NUMBER 0-6890

                          -----------------------

                    MECHANICAL TECHNOLOGY INCORPORATED
          (Exact name of registrant as specified in its charter)

NEW YORK                                                    14-1462255
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

968 ALBANY-SHAKER RD., LATHAM, NEW YORK                            12110
----------------------------------------                        -----------
(Address of principal executive offices)                         (Zip Code)

                              (518) 785-2211
                              --------------
            Registrant's telephone number, including area code

                              NOT APPLICABLE
                              --------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes X      No
                                                    ---       ---

           CLASS                               OUTSTANDING AT July 1, 1995
-----------------------------                  ----------------------------
COMMON STOCK, $1.00 PAR VALUE                        3,565,868  SHARES
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES


                                   INDEX


Part I Financial Information                                       Page No.
                                                                   --------

  Consolidated Balance Sheets - July 1, 1995
     and September 30, 1994                                          3 - 4

  Consolidated Statements of Income -
     Three months and nine months ended
     July 1, 1995 and July 2, 1994                                     5

  Consolidated Statements of Cash Flows -
     Nine months ended July 1, 1995
     and July 2, 1994                                                  6

  Notes to Consolidated Financial Statements                           7

  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                             8 - 11

Part II Other Information                                              12

Signature                                                              13

                          PART I FINANCIAL INFORMATION
            MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                               CONSOLIDATED
                              BALANCE SHEETS
                    As of July 1, 1995 (Unaudited) and
      September 30, 1994 (Derived from audited financial statements)
                          (Dollars in Thousands)

                                                      JULY 1,    SEPT. 30,
                                                        1995        1994
                                                      --------    --------

ASSETS
Current Assets:
  Cash and cash equivalents                           $    206    $  1,820

  Trade accounts                                         6,193      11,632
  Other receivables                                        222          94
                                                       -------     -------
      Gross receivables                                  6,415      11,726
    Allowance for doubtful accounts                        (93)       (101)
                                                       -------     -------
      Net receivables                                    6,322      11,625

  Income taxes receivable                                   55         122

  INVENTORIES:
    Raw materials and components                         1,781       3,640
    Work in process                                      2,230       2,231
    Finished Goods                                         306         197
                                                       -------     -------
      Total inventories                                  4,317       6,068

  Deferred income taxes                                     69         306

  Prepaid expenses & other
    current assets                                         234         214
                                                       -------     -------
    Total Current Assets                                11,203      20,155

  Other Assets:
    Excess of cost over net assets of
      acquired companies, net                            1,667       1,726
    Other                                                  837         227

  Property, Plant and Equipment:
    Cost                                                19,032      20,629
    Accumulated depreciation                           (16,145)    (17,420)
                                                       -------     -------
      Net Property, Plant and Equipment                  2,887       3,209
                                                       -------     -------
TOTAL ASSETS                                          $ 16,594    $ 25,317
                                                       =======     =======


The accompanying notes are an integral part of the consolidated financial statements.

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                               CONSOLIDATED
                              BALANCE SHEETS
                    As of July 1, 1995 (Unaudited) and
      September 30, 1994 (Derived from audited financial statements)
                          (Dollars in thousands)

                                                       JULY 1,    SEPT.30,
                                                         1995        1994
                                                       --------    --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Line-of-credit                                      $  2,582    $  4,000
  Note Payable                                           3,000       3,000
  Current installments on long-term debt                 2,298       9,038
  Accounts payable                                       2,072       3,684
  Accrued expenses                                       2,848       5,998
  Net liabilities of discontinued operations             2,756       2,756
  Payroll and other taxes withheld
    and accrued                                            330         267
                                                       -------     -------
      Total Current Liabilities                         15,886      28,743

Long-term debt, net of current maturities                    -       2,144
Deferred income taxes and other credits                    848         848

Shareholders' Equity:
  Common stock                                           3,569       3,546
  Treasury Stock                                           (29)       (100)
  Paid-in capital                                       12,856      12,944
  Retained earnings - beginning of year                (22,759)      1,619
                    - current year                       6,277     (24,378)
  Stock Grants                                             (30)        (18)
  Foreign currency translation adjustment                  (24)        (31)
                                                       -------     -------
    TOTAL SHAREHOLDERS' EQUITY                            (140)     (6,418)
                                                       -------     -------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                 $ 16,594    $ 25,317
                                                       =======     =======














The accompanying notes are an integral part of the consolidated financial statements.

          MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share)

                                    THREE MONTHS ENDED  NINE MONTHS ENDED
                                     JULY 1,  JULY 2,    JULY 1,   JULY 2,
                                      1995      1994      1995      1994
                                    --------  --------  --------  --------
Product Sales                       $  3,411  $  5,433  $ 14,806  $ 17,673
Research & Development revenue         3,247     2,574     7,824     7,691
                                     -------   -------   -------   -------

Total Revenues                         6,658     8,007    22,630    25,364

Product cost of sales                  2,437     3,454     9,111    10,970
Research & Development contract costs  2,355     1,948     6,330     5,896
Selling, general and administrative
 expenses                              1,678     2,294     5,637     6,727
Product development costs
 and research                            264       915     1,006     2,443
                                     -------   -------   -------   -------

Operating (loss) income
  from continuing operations            (76)      (604)      546      (672)
Interest expense                       (231)      (302)     (814)     (820)
Gain on sale of subsidiary, ProQuip       -          -     6,779         -
Gain on sale of assets                    -          -         -     1,856
Other income (expense), net             (42)       (46)     (155)     (137)
                                    -------    -------   -------   -------
(Loss) income from continuing
 operations before income taxes        (349)      (952)    6,356       227
Income tax (benefit) expense             11       (296)       79       191
                                    -------    -------   -------   -------
(Loss) income from continuing
 operations                            (360)      (656)    6,277        36
Loss from discontinued operation          -       (961)        -   (20,178)
                                    -------    -------   -------   -------
Net (loss) income                  $   (360)  $ (1,617) $  6,277  $(20,142)
                                    =======    =======   =======   =======

(Loss) earnings per share:
  Continuing operations            $   (.10)  $   (.19) $   1.76  $    .01
  Discontinued operations               .00       (.27)        -     (5.72)
                                    -------    -------   -------   -------
(Loss) earnings per share          $   (.10)  $   (.46) $   1.76  $  (5.71)
                                    =======    =======   =======   =======





The accompanying notes are an integral part of the consolidated financial statements.

            MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in Thousands)

                                                        NINE MONTHS ENDED
                                                        JULY 1,    JULY 2,
                                                         1995       1994
OPERATING ACTIVITIES                                   --------   --------
   Net income from continuing operations               $  6,277   $    36
   Adjustments to reconcile net income to net
     cash (used) provided by continuing operations:
    Depreciation and amortization                           548        754
    Gain on sale of assets                                    -     (1,856)
    Gain on sale of subsidiary                           (6,779)         -
    Provision for deferred income taxes                       1        307
    Foreign currency translation                              7          3
    Other                                                    12         63
   Changes in operating assets and liabilities
     net of effects of discontinued operations:
    Accounts receivable                                   2,082      1,530
    Inventories                                          (1,063)    (1,749)
    Prepaid expenses and other current assets               (34)       259
    Accounts payable                                        137        697
    Income taxes                                            326       (910)
    Accrued liabilities                                  (1,501)     2,261
                                                        -------    -------
Net cash provided by continuing operations                   13      1,395
                                                        -------    -------
   Discontinued operations:
    (Loss) from discontinued operations                       -    (20,178)
    Adjustments to reconcile (loss) to net cash
     (used) by discontinued operations
    Write down of assets to net realizable value              -      9,488
    Change in net assets/liabilities of
     discontinued operations                                  -      5,885
                                                        -------    -------
Net cash (used) by discontinued operations                    -     (4,805)
                                                        -------    -------
Net cash provided (used) by operations                       13     (3,410)
                                                        -------    -------
INVESTING ACTIVITIES
   Purchases of property, plant & equipment                (584)      (456)
   Proceeds from sale of subsidiary, ProQuip,
    net of cash balance and expenses                      9,125          -
   Proceeds on sale of assets                                 -      1,959
                                                        -------    -------
Net cash provided in investing activities                 8,541      1,503
                                                        -------    -------
FINANCING ACTIVITIES
   Net borrowing under line-of-credit and
    notes payable agreements                             (1,418)     4,091
   Principal payments of long-term debt                  (8,750)    (2,011)
                                                        -------    -------
Net cash (used) provided in financing activities        (10,168)     2,080
                                                        -------    -------
(Decrease) increase in cash and cash equivalents         (1,614)       173
Cash and cash equivalents - beginning of period           1,820        675
                                                        -------    -------
Cash and cash equivalents - end of period              $    206   $    848
                                                        =======    =======

The accompanying notes are an integral part of the consolidated financial statements.

            MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The management of the Company believes the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to fairly present the financial position as of July 1, 1995 and results of operations and changes in financial position for the nine months then ended.

2. The results of operations for the nine-month period ended July 1, 1995 are not necessarily indicative of the results to be expected for the full year.

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

UTE has recently signed settlement agreements with various parties which resolve outstanding disputes and claims with the United States Government related to the Maverick, AMRAAM and Stinger missile programs. Under the terms of these agreements, the Company would be released from performance guarantees it had provided, and all claims against it associated therewith. The Company and UTE in turn would release the government from all claims for equitable adjustments under these contracts. This settlement is subject to notification of the creditors and the entry of a formal order of the bankruptcy court. The
Company and UTE are also party to a settlement agreement, which was reached with the official committee of unsecured creditors of UTE in a hearing before the bankruptcy court. This settlement is also subject to the entry of a formal order of the bankruptcy court. (For further information, see Note 16 to the Consolidated Financial Statements,in the Company's Form 10-K Report for the fiscal year ended September 30, 1994 which are incorporated herein by reference).

The Company expects the final liquidation of UTE (including resolution of fines to be assessed in the UTE criminal proceeding and all required court approvals) will occur during calendar year 1995. At that time any final adjustments to the Company's financial statements as a result of the UTE bankruptcy will be made. (For further information, see Note 11 and 16 to the Consolidated Financial Statements, in the Company's Form 10-K Report for the fiscal year ended September30, 1994 which are incorporated herein by reference).

The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated statements of income. This discussion relates only to the Company's continuing operations, which included ProQuip Inc. prior to its sale in November 1994.

RESULTS OF OPERATIONS (Dollars in thousands)
---------------------
                         SALES
                      Nine Months Ended
                    --------------------
BUSINESS SEGMENT:    7/1/95      7/2/94             Change
-----------------   --------    --------            ------
Technology           $ 8,163     $ 8,029           $   134
Test & Measurement    14,467      17,335            (2,868)
                      ------      ------            ------
TOTAL                $22,630     $25,364           $(2,734)
                      ======      ======            ======

            MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS (Dollars in thousands)
---------------------
(continued)
                        OPERATING
                          INCOME
                      Nine Months Ended
                    --------------------
BUSINESS SEGMENT:    7/1/95      7/2/94             Change
-----------------   --------    --------            ------
Technology           $  (528)    $  (859)          $   331
Test & Measurement     1,074         187               887
                      ------      ------            ------
TOTAL                $   546     $  (672)          $ 1,218
                      ======      ======            ======

     Sales for the first nine months of fiscal year 1995 versus the same period of fiscal year 1994 have decreased while operating income for the same period increased. The effect each business segment had on this change is outlined in the above table and discussed below.

TECHNOLOGY
----------
     The Technology segment reported increases in sales and operating profit compared to the corresponding period last year. The segment's performance for the first nine months of fiscal year 1995 were favorably impacted by work completed on a new major order along with lower product development and selling expenses. The write-off of inventory of approximately $150 thousand on the unsuccessful funding of an anticipated project, the margin reversal of approximately $42 thousand as the result of a customer bankruptcy and a contract overrun resulting in a negative margin of approximately $186 thousand were the major negative factors affecting the Technology segment's results for the first nine months of the 1995.
     The Technology Division has been successful in the first nine months of the year in receiving orders for new business in advanced bearing development, fuel cell and flywheel energy storage system development, and expects to continue to move toward focusing its resources on markets offering the strongest potential for future growth: advanced turbomachinery components;
power and energy systems; monitoring and diagnostics systems; and engineering services.

TEST AND MEASUREMENT
--------------------
     The Test & Measurement segment reported a 17% decrease in revenues and a 474% increase in operating income compared to the same period last year. The decrease in sales was entirely attributable to the sale of ProQuip, noted below, while most of the increase in operating income occurred at the other continuing business units in this segment.
     The results of the segment include ProQuip Inc. ("ProQuip") which was sold by the Company in November 1994 resulting in a gain on the sale of $6,779 thousand during the first nine months of the 1995 fiscal year. (For further information on this sale transaction see the discussion under the caption "Results of Operations: 1994 in Comparison with 1993, in Item 7:
Management's Discussion and Analysis of the Financial Condition and Results of Operations" and Note 17 to the Consolidated Financial Statements, in the Company's Form 10-K Report for the fiscal year ended September 30, 1994 which are incorporated herein by reference).

            MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


TEST AND MEASUREMENT (continued)
--------------------
Sales attributable to ProQuip during the period covered by this Form 10-Q were $2,584 thousand and $7,027 thousand for fiscal year 1995 and fiscal year 1994, respectively. ProQuip also accounted for $705 thousand of operating profit during the first nine months of 1995 and $596 thousand for the corresponding period of the prior year.
     The remainder of the Test and Measurement segment, which includes Ling Electronics, Inc. ("Ling"), the L.A.B. Division and the Advanced Products Division, reported sales for the first nine months of 1995 of $11,883 thousand, which was 15% higher than 1994's comparable period. Operating profit for 1995, which was $778 thousand higher than 1994, reflects higher sales, improved margins and lower expenses. Export license restrictions, imposed during the first quarter of the fiscal year on certain of Ling's products, are continuing to cause delays in shipments and to negatively impact Ling's sales and profits.
     Management believes that sustainable growth of this segment will come from new products for existing and new niche markets. During the current fiscal year, the MICROTRAK 7000 (tm), a new laser triangulation sensor product, for Advanced Products and the Transportation Simulator for L.A.B. are examples of recent new product introductions.

FINANCIAL CONDITION
-------------------
     During the first quarter of fiscal 1995, the Company sold its ProQuip subsidiary for approximately $13.3 million. The sale resulted in a gain of approximately $6.8 million. Approximately $8.0 million of the net proceeds were applied to the Company's term debt. The balance of this term debt was $2.3 million at July 1, 1995 which is payable in full by October 31, 1995. (For further information on this transaction see Note 17: "Subsequent Event" to the Consolidated Financial Statements in the Company's Form 10-K Report for the fiscal year ended September 30, 1994 which is incorporated herein by reference).
     Working capital reflects a $3.9 million improvement from September 30, 1994, but remains in a significantly negative position of $4.7 million at July 1, 1995. The working capital deficiency was mainly due to a $3.0 million note payable, the $2.3 million term debt noted above, and approximately $2.8 million net liabilities of discontinued operation, which resulted from the bankruptcy and subsequent pending liquidation of the Company's United Telecontrol Electronics, Inc. subsidiary; see Management's Discussion and Analysis of Financial Condition and Results of Operations on page 8 of this Form 10-Q and the discussion under the caption "Results of
Operations:  1994 in Comparison with 1993", in Item 7:  Management's
Discussion and Analysis of the Financial Condition and Results of Operations and Note 16 to the Consolidated Financial Statements, in the Company's Form
10-K Report for the fiscal year ended September 30, 1994 which are incorporated herein by reference. The lender of the $3.0 million note payable, which was due on May 31, 1995, granted a due date extension until September 30, 1995. The maturity of the Company's line-of-credit and term debt on October 31, 1995, along with the note payable due on September 30, 1995, will require the Company to secure alternative financing or make other arrangements to satisfy its obligations as they become due; see the discussion under the caption "Liquidity and Capital Resources" in Item 7: Management's Discussion and Analysis of the Financial Condition and Results of Operations, in the Company's Form 10-K Report for the fiscal year ended September 30, 1994 which is incorporated herein by reference.

            MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION (continued)
-------------------

     At July 1, 1995 cash and cash equivalents were $206 thousand versus $1,820 thousand at September 30, 1994. As shown by the Consolidated Statement of Cash Flow for the nine months ended July 1, 1995, cash and cash equivalents were used to reduce, among other things, current liabilities, the line-of-credit, and long-term debt.

                            PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders was held on May 9, 1995. The following members were elected to the Company's Board of Directors to hold office for the ensuing year.

          Nominee                        In Favor           Withheld

          Harry Apkarian                 2,147,904           916,507
          R. Wayne Diesel                2,128,451           935,960
          Stanley I. Landgraf            2,149,300           915,111
          Albert W. Lawrence             2,081,772           982,639
          E. Dennis O'Connor             2,148,700           915,711
          Lawrence A. Shore              2,144,536           919,875

     The results of the voting on the proposal to approve the reappointment of Coopers & Lybrand as the Company's auditors were as follows:

          In Favor                 Opposed                  Abstained

          3,058,801                  2,860                      2,750

Item 6.  Exhibits and Reports on Form 8-K

(a) None.

(b) No Reports on Form 8-K were filed by the registrant during the quarter for which this Report is filed.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             MECHANICAL TECHNOLOGY INCORPORATED



 8-14-95                                /s/  R. WAYNE DIESEL
---------                              ------------------------------------
(Date)                                 R. Wayne Diesel
                                       President & Chief Executive Officer




 8-14-95                                /s/  STEPHEN T. WILSON
---------                              ------------------------------------
(Date)                                 Stephen T. Wilson
                                       Chief Financial Officer