Form 10-K
period 1995-09-30
MECHANICAL TECHNOLOGY INC
filed 1996-01-02
CIK 64463

=================================================================
                                  SECURITIES AND EXCHANGE COMMISSION
                                        WASHINGTON, D.C. 20549
                                               FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities
        Exchange Act of 1934 (Fee Required)
                             For the fiscal year ended September 30, 1995
                                                  or
/ / Transition Report Pursuant to Section 13 or 15(d) of the
        Securities Exchange Act of 1934
                             For the period from ---------- to ----------

                                     Commission file number 0-6890
                                  MECHANICAL TECHNOLOGY INCORPORATED
                        (Exact name of registrant as specified in its charter)
                New York                                              14-1462255
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)
968 Albany-Shaker Rd, Latham, New York                                  12110
 (Address of principal executive offices)                             (Zip Code)

              Registrant's telephone number, including area code: (518)785-2211 Securities Registered Pursuant to Section 12(b) of the Act: NONE
                 Securities Registered Pursuant to Section 12(g) of the Act
                                     $1.00 Par Value Common Stock
                                           (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-k. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.   Yes X      No
                                         ---             ---
The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant on December 15,1995 (based on the last sale price of $.44 per share for such stock reported by NASDAQ for that date) was approximately $1,560,000.

As of December 15, 1995, the registrant had 3,568,868 shares of Common Stock outstanding.

                                  DOCUMENTS INCORPORATED BY REFERENCE
                Document               Where Incorporated into Form 10-K Report
        Proxy Statement for                                   Part III
Annual Meeting of Shareholders
 to be held on March 28, 1996

                                   PART I

ITEM 1:  BUSINESS

Mechanical Technology Incorporated and its subsidiaries produce products and render services in two business segments:

                *      Test and Measurement
                *      Technology

The major markets for these products and services are the electron-ics, aerospace, capital goods, and defense industries. 61% of the Company's revenues from operations were derived from product sales in the Company's fiscal year ended September 30, 1995; the remain-ing 39% of revenues were derived from technology support and research and development contracts.

Mechanical Technology Incorporated was incorporated in New York in 1961. Unless the context otherwise requires, the "registrant", "Company", "Mechanical Technology", and "MTI" refers to Mechanical Technology Incorporated and its subsidiaries. The Company's principal executive offices are located at 968 Albany-Shaker Road, Latham, New York 12110 and its telephone number is (518) 785-2211.

Significant Developments in the Business
----------------------------------------
The Company's wholly owned subsidiary, United Telecontrol Electron-ics, Inc. ("UTE") of Asbury Park, New Jersey, filed a voluntary bankruptcy under Chapter 11 of the Federal Bankruptcy Code in April 1994. During October 1994, UTE commenced an orderly liquidation. Accordingly, the Company no longer includes Defense/Aerospace amongst its reportable business segments and UTE has been classi-fied as a "discontinued operation" in the Company's Financial Statements; prior year information has been restated to conform to this treatment. (See Note 16 to the accompanying Consolidated Financial Statements).

During November 1994, the Company sold all of the outstanding capital stock of its subsidiary, ProQuip Inc. ("ProQuip") of Santa Clara, CA for approximately $13.3 million. The sale resulted in a gain of approximately $6.8 million. (See Note 17 to the accompany-ing Consolidated Financial Statements). ProQuip's financial results are included as part of the Company's Test and Measurement segment for the periods covered by this Form 10-K until November 22, 1994 (the date of its sale).

Business Segments
-----------------
The Company currently conducts business in two business segments:
Test and Measurement and Technology. (Certain financial informa-tion regarding the Company's business segments is included in Note 19 to the accompanying Consolidated Financial Statements and is incorporated herein by reference.) In the Test and Measurement segment, the Company primarily produces products for sale, while in the Technology segment the Company primarily performs technology support and research and development under contract. The Company believes its technology support and research and development activities provide a competitive advantage to the product segments through the performance of related research which, for the most part, is funded by outside parties.

Test and Measurement
--------------------
The Company derived 61% of its revenues from the Test and Measure-ment segment in 1995. Test and Measurement offers a wide range of technology-based equipment and systems for improved manufacturing, product testing, and inspection for industry. Business units in this segment include Ling Electronics Inc., Advanced Products Division, and L.A.B. Division. ProQuip Inc. was also included in this segment prior to its sale on November 22, 1994.

Ling Electronics Inc., of Anaheim, California, designs, manufac-tures, and markets electrodynamic and high-intensity-sound vibra-tion test systems for product reliability testing and environmental stress screening. This mode of testing is used increasingly by industry and the military to reveal design and manufacturing flaws in a broad range of precision products, from satellite parts to computer components.

The Advanced Products Division designs, manufactures, and markets high-performance test and measurement instruments and systems. These products are categorized in two general product families: noncontact sensing instrumentation and computer-based balancing systems. The noncontact sensing instrumentation products utilize fiber optic and capacitance technology and are used to perform high precision position measurements for product design and quality control inspection requirements. Designed for most manufacturing environments, the MICROTRAK 7000 (tm), a new laser triangulation sensor product, measures distance, displacement, vibration or thickness without contact at various operating distances . The computer-based balancing system (the PBS-4100 product line) is an on-wing jet engine balancing system used by commercial and military aircraft fleet maintenance personnel.

The L.A.B. Division designs, manufactures, and markets mechani-cally- and hydraulically-driven test systems for package and product reliability testing. Among other uses, this equipment simulates the conditions a product will encounter during transpor-tation and distribution including shock, compression, vibration, and impact. This type of testing is widely conducted by businesses involved in product design, packaging, and distribution. The VALVIEW (tm) software for the VALIDATOR (tm) compression test system is an example of a new product enhancement during the current fiscal year.

The business units in the Test and Measurement segment have numer-ous customers and are not dependent upon a single or a few custom-ers.

Technology
----------
The Technology segment includes the Technology Division and Turbo-netics Energy, Inc. The Company derived 39% of its revenues from the Technology segment in 1995. The activities of the Technology segment are directed toward the performance of research and devel-opment and engineering and technical services for the government and industrial customers, technology commercialization/product development, intracompany support, and strategic/teaming relation-ships with other companies. The Technology Segment, with special-ized skills in mechanical and electrical engineering, is structured into four business areas: machinery and components; power and energy systems; monitoring and diagnostics; and new initiatives.

The machinery and components business area develops advanced technology for rotating machinery systems including bearings and seals, custom test equipment, and magnetic bearings. This business area also provides a wide range of engineering support services within the following specialties: machinery audit and failure analysis; analysis of materials and evaluation of heat transfer, thermodynamics, and stress; and generation of computer codes for machinery design, analysis, and control, to government, industrial, and utility customers.

The power and energy systems business area develops advanced technology for fuel cells, flywheel-based energy systems, and hybrid electric vehicle control systems. These systems are intended to control, store, and generate electrical energy for industrial, utility, and automotive customers with less environmental impact than current systems.

The monitoring and diagnostics business area provides engineering services, computer-based monitoring of high-value machinery, and develops automated maintenance systems. Monitoring equipment and services are offered to utility and industrial customers. Automated systems are provided to U.S. Air Force logistic centers.

The new initiative business area is developing mapping systems and advanced sensor applications. The mapping systems involve an inte-grated package consisting of a structured light mapping system and 3D visualization software to support DOE environmental remediation efforts. The advanced sensor applications employ fibre-optic displacement, white-light interferometric, and precision capacita-tive displacement technologies for both the commercial and govern-ment market.

Finally, Turbonetics Energy Inc. ("Turbonetics") manufactured and sold a commercial line of high efficiency steam turbines for electric power generation in the 1 to 10 MW range, through waste heat recovery application. During the current fiscal year, the Company entered into an agreement to license the use of Turbonetics developed technology and expected to benefit through royalty income, however, this arrangement is being terminated. At this time, Turbonectics will remain inactive and only the few remaining outstanding commitments will be fulfilled.

The Technology segment, either directly or as a subcontractor, received approximately 77% of its 1995 revenues (versus 66% in 1994) from various agencies of the U.S. Government; approximately 74% of the segment's revenues were derived from two agencies, the Departments of Defense and Energy. Contracts with the U.S. Govern-ment are subject to termination, at any time, by the Government either for convenience or for other causes as determined by the contracts. The Technology Group has had no government contracts terminated which when terminated resulted in a material adverse effect on the Company.

Backlog
-------
The backlog of orders believed to be firm as of September 30, 1995 and 1994 is as follows:

                                             1995             1994
                                            ------           ------
                                                (In thousands)
Technology                                 $ 2,809          $ 6,103

Test and Measurement                         4,502           13,758
                                            -------          ------
        Total                              $ 7,311          $19,861
                                            =======         =======

All amounts shown above have been awarded by government agencies or released to manufacture by commercial customers; however, app-roximately $70 thousand of the orders included in the September 30, 1995 backlog may not be filled during the Company's current fiscal year (as compared to approximately $244 thousand not expected to be so filled at the end of the prior year). Test and Measurement includes backlog related to ProQuip of $0 and $10,086 thousand for 1995 and 1994, respectively. (See Note 17 to the accompanying Consolidated Financial Statements).

Marketing and Sales
-------------------
The Company sells its products and services through a combination of a direct sales force, manufacturer's representatives, distribu-tors and commission salesmen. Each business unit is responsible for its own sales organization. Typically, the Company's product businesses employ regional manufacturer's representatives on an exclusive geographic basis to form a nationwide or worldwide distribution organization; the business unit is responsible for marketing and sales management and provides the representatives with sales and technical expertise on an "as-required" basis.
To a great extent, the marketing and sales of the Company's larger products and systems consist of a joint effort by the business unit's senior management, its direct sales force, and manufacture-r's representatives to sophisticated customers. The manufacturer's representatives are compensated on a commission basis.

The Company's technology support and research and development services are sold on a direct basis. Reputation and personal contacts within the specialized technical areas are critical to the identification and receipt of support contracts. The Company believes it has an excellent reputation within the technical areas in which it operates.

Research and Development
------------------------
The Company conducts considerable research and development. The following table summarizes company- and customer-sponsored expendi-tures on technology support, research and development, and product development for the last three years:

                                        1995       1994       1993
                                        ----       ----       ----
                                              (In thousands)
        Company-Sponsored             $ 1,425    $ 3,270    $ 2,620

        Customer-Sponsored              8,492      7,742      9,095
                                       ------     ------     ------
                Total                 $ 9,917    $11,012    $11,715
                                       ======     ======     ======

While the amount estimated above as customer-sponsored research activities is often not directly related to the development of new products or the improvement of existing products, it is the belief of the Company that these expenditures contribute to the growth of the Company's technological base.

Product Protection
------------------
The Company holds numerous patents and rights in various fields of technology. However, these patents, either individually or collec-tively, are not believed to be material to the success of any of the Company's business segments. The technology of the Company is generally an advancement of the "state of the art", and the Company expects to maintain a competitive position by continuing such advances rather than relying on patents. Licenses to other compa-nies to use Company-developed technology have been granted. Licenses which have been granted or agreed to be granted have been and are expected to be of benefit to the Company, though royalty income received in recent years has not been material in amount and is not expected to be material in the foreseeable future.

Competition
-----------
The Company and each of its business segments are subject to intense competition. In each of its business segments, the Company faces competition from at least several companies, many of which are larger than MTI and have greater financial resources. While the business units in the Company's Test and Measurement segment each have a major share of their respective markets, the Company does not consider any of them to be dominant within its industry. The Company's Technology Division has a negligible share of its respective market and competes with dozens (and perhaps hundreds) of competing providers of similar products and services, many of whom have greater financial and technical resources.

The primary competitive considerations in the business segments in which the Company operates are: product quality and performance, price, and timely delivery. The Company believes that its research and development skills and reputation are competitive advantages.

Employees
---------
The total number of employees of the Company and its subsidiaries was 232 as of September 30, 1995, compared to 317 as of the begin-ning of the fiscal year (Prior year numbers include 63 employees of ProQuip, sold in November 1994).

Executive Officers
------------------
The executive officers of the registrant (all of whom serve at the pleasure of the Board of Directors), their ages, and the position or office held by each, are as follows:

        Position or Office                     Name            Age
        ------------------                     ----            ---
President,                                R. Wayne Diesel       50
 Chief Executive Officer,
 Chief Operating Officer,
 and a Director

Chief Financial Officer                   Stephen T. Wilson     43

Vice-President and General Manager        Douglas McCauley      47
 Technology Division

President and Chief Operating Officer,    Stephen S. Sullivan   61
 Ling Electronics Inc.

Vice-President and General Manager,
 LAB Division and Advanced                Denis P. Chaves       55
 Product Division


Mr. Diesel was elected President and Chief Executive Officer of the Company in February 1994. Prior to February 1994, he had been Chief Financial Officer since 1991 and President since March 1993 of Lawrence Management Group, and Treasurer of the Lawrence Insurance Group, Inc. since March 1993. From 1988 until his association with Lawrence Group, Inc., Mr. Diesel was Administrative Vice President responsible for corporate administration, human resources and strategic planning at KeyCorp. Previously, he held various executive positions with the State of New York.

Mr. Wilson joined the registrant in March 1995 and was appointed Chief Financial Officer. Prior to joining the registrant, he had been the Manager-Corporate Accounting/Banking of Lawrence Management Group since January 1991. Prior to 1991, he held various management positions with Fleet Financial Group.

Mr. McCauley has been Vice-President and General Manager of the Technology Group since August 1994. He was previously Director of Business Development from January 1989 to September 1991 and from October 1993 to August 1994. From October 1991 to October 1993 he had been Vice President of Corporate Development for Chamberlain Manufacturing Corporation, responsible for business conversion from defense to commercial products. Prior to 1989, he held various management positions with the General Electric Company.

Mr. Sullivan has been President and Chief Operating Officer of Ling Electronics Inc., a wholly owned subsidiary of the Company, since August 1992. Mr. Sullivan was previously Executive Vice President of Ling Electronics Inc. from January 1990 through August 1992. Prior to 1990, he held various management positions with Ling Electronics Inc. since his employment in 1977.

Mr. Chaves has been Vice-President and General Manager of the Company's Advanced Products Division since 1987 and Vice-President and General Manager of the Company's LAB Division since January 1994.
Previously, he served as Manager of Corporate Marketing for the Company from 1981 to 1987.

ITEM 2:  PROPERTIES

The Company and its subsidiaries presently own or lease real estate principally in New York and California. In management's opinion, these facilities are generally well maintained and are adequate to meet the Company's current and anticipated future needs.

Owned Properties
----------------
The Company's corporate headquarters and certain of its research and development and manufacturing facilities are located in a three-building complex of approximately 103,000 square feet on 38 acres in Latham, New York, which is owned by the Company. This complex is divided approximately equally between office and laboratory / manufacturing areas. Corporate staff, the Technology Segment, and the Advanced Products Division (part of the Test and Measurement segment) are located at the Latham facility.

The property referred to in the preceding paragraph is subject to mortgages to secure the Company's indebtedness described in Note 7 to the accompanying Consolidated Financial Statements.

Leased Properties
-----------------
The Company and its subsidiaries lease the following facilities in which its various business units conduct operations; generally, these are stand-alone low-rise buildings containing primarily manufacturing space, with some portion of each used for office space.

                    Approximate                                  Lease
  Location          Square feet         Segment Used By         Expires
  --------          -----------         ---------------         -------
Anaheim, CA             85,000          Test and Measurement   June,1998

Malta, NY               18,000          Technology             Dec.,1999

Skaneateles, NY         18,000          Test and Measurement   June,1998

In addition to the above properties, the Company and its subsidiaries lease several small offices for field engineering and/or marketing personnel at various locations in the U.S. and U.K.


ITEM 3:  LEGAL PROCEEDINGS

At any point in time, the Company and its subsidiaries may be involved in various lawsuits or other legal proceedings; these could arise from the sale of products or services or from other matters relating to the regular business activities, could relate to compliance with various governmental regulations and requirements, or could be based on other transactions or circumstances. Except for the matters described in Notes 11, 12, and 16 to the accompanying Consolidated Financial Statements (which description is incorporated herein by reference), management of the Company does not believe there are any such proceedings presently pending which, if ultimately resolved in a manner adverse to the Company, would have a material adverse effect on the Company's financial position.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the registrant's security holders during the fourth quarter of fiscal 1995.

                                PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

Price Range of Common Stock
---------------------------
In August 1994 the Company was notified by the National Association of Securities Dealers, Inc. ("NASD") that it no longer met certain minimum requirements to maintain the listing of its common stock on the NASDAQ National Market System, or to be listed on the NASDAQ Smallcap Market. Since that time, the Company's Common Stock has been traded on the over-the-counter market and is quoted in the so-called "pink sheets" published by the National Quotation Bureau or on NASD's electronic OTC Bulletin Board under the symbol MTIX. Set forth below are the highest and lowest prices at which shares of the Company's Common Stock have been traded during each of the Company's last two fiscal years.

                                       High          Low
                                       ----          ---
Fiscal Year 1995
        First Quarter                  3/8          1/16
        Second Quarter               1-3/8           3/8
        Third Quarter                   2          1-1/4
        Fourth Quarter               1-5/8         15/16

Fiscal Year 1994
        First Quarter                3-5/8         1-3/4
        Second Quarter               3-1/2         2-1/2
        Third Quarter                   3            3/4
        Fourth Quarter                  1           1/16

Number of Equity Security Holders
---------------------------------              Approximate Number of Record
        Title of Class                         Holders* (as of December 15,1995)
        --------------                         -------------------------
Common Stock, $1.00 Par Value                                  530

---------------------------------
*In addition, there are approximately 550 beneficial owners holding stock in "street" name.

Dividends
---------
The Company has never paid cash dividends on its Common Stock.
Subject to the terms of the Company's loan agreements (described in Note 7 to the accompanying Consolidated Financial Statements), under which the payment of cash dividends is currently prohibited, the payment of dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Company. The Company does not anticipate paying dividends in the foreseeable future.

ITEM 6:  SELECTED FINANCIAL DATA

The following table sets forth summary financial information regarding Mechanical Technology Incorporated for the years ended September 30, as indicated:

                               (In thousands, except per share amounts)

                              1995       1994       1993      1992      1991
                             ------     ------     ------    ------    ------
Net Sales                   $29,748    $40,234    $41,500   $42,462   $47,523
Income (Loss) from
  Continuing Operations       2,922(1)     141      1,162      (335)   (8,728)

Net Income (Loss)             2,922    (24,378)     1,056        57    (8,574)

Earnings (Loss) Per
Share:
  From Continuing
   Operations                   .82        .04        .33      (.09)     (2.46)
  Net (Loss) Inco               .82      (6.91)       .30       .02      (2.42)

As of September 30:
  Total Assets               14,483     25,317     42,428    38,890     43,093
  Long-term Obligations       6,222      2,144(2)  11,699    13,142       0(3)

---------------------
(1) Current year information contains ProQuip (sold in November 1994) results through the sale date and the $6.8 million gain on its sale. All prior periods include the results of ProQuip. (See Note 17 to the accompanying Consolidated Financial Statements).

(2) Does not include approximately $8.0 million classified as a current liability and paid in the first quarter of fiscal year 1995 from the net proceeds received from the sale of a subsidiary in November 1994. (See
Note 7 to the accompanying Consolidated Financial Statements).

(3) Does not include $16.0 million classified as a current liability.

Consistent with 1995 data, prior years have been restated to reflect the Defense/Aerospace segment as a discontinued operation. (See Note 16 to the accompanying Consolidated Financial Statements).

There were no cash dividends on common stock declared for any of the periods presented.

ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The Company's United Telecontrol Electronics, Inc. ("UTE") subsidiary filed for voluntary bankruptcy under Chapter 11 of the Federal Bankruptcy Code in April 1994 and commenced an orderly liquidation in October 1994, as described in Note 16 to the accompanying Consolidated Financial Statements. Accordingly, UTE's results and the impact of the liquidation on the Company's results have been classified as "discon-tinued operations" in the Consolidated Financial Statements; prior years information has been restated to conform with this treatment.

During the fourth quarter of fiscal 1995, UTE signed settlement agreements with the various parties which resolve all outstanding dis-putes and claims with the United States Government related to the Maverick, AMRAAM, and Stinger missile programs. Under the terms of these agreements, the Company would be released from performance guarantees it had provided, and all claims against it associated therewith. The Company and UTE in turn would release the government from all claims for equitable adjustment under these contracts. This settlement is subject to notification of the creditors and the entry of a formal order of the bankruptcy court. The Company and UTE are also party to a settlement agreement, which was reached with the official committee of the unsecured creditors of UTE in a hearing before the bankruptcy court. This settlement is also subject to the entry of a formal order of the bankruptcy court.

The Company expects the final liquidation of UTE will occur during fiscal year 1996. At that time any final adjustments to the Company's financial statements as a result of the UTE bankruptcy will be made.

For 1995, no additional loss from discontinued operations was recorded because the estimated net realizable value including the reserves for future termination and liquidation costs recorded as of September 30, 1994 remains, in management's opinion, a reasonable estimate. A $24,519,000 net loss was recorded in 1994 for discontinued operations, including $15,415,000 to write down all assets to net realizable value and establish a reserve for estimated future termination and liquida-tion cost. In 1993 UTE recorded a $106,000 net loss.

Results of Operations:  1995 in Comparison with 1994
----------------------------------------------------
The following is managements's discussion and analysis of certain significant factors which have affected the Company's results of operations for 1995 compared to 1994. This discussion relates only to the Company's continuing operations, which include ProQuip Inc. prior to its sale in November 1994:

Sales for 1995 of $29,748,000 were $10,486,000 or 26% lower than 1994.
The decrease in sales was entirely attributable to the sale of ProQuip. Excluding ProQuip, sales increased $2,161,000 or 9% in 1995 as compared to 1994.

Selling, general and administrative expenses for 1995 were 26.8% of sales, versus 24.7% in 1994. Product development and research costs for 1995 were 4.8% of sales versus 8.1% in 1994. The Company continues to narrow the focus its internal research and development activities.

Due to continuing operating and cash flow losses at Ling Electronics, Inc. ("Ling"), a $1,590,000 impairment loss was recognized in 1995 to reduce the carrying value of the Company's investment in that subsid-iary.

As reported in Note 17 to the accompanying Consolidated Financial
Statements, the Company sold its ProQuip subsidiary for $13,250,000 which resulted in a gain of $6,779,000 before income taxes.

1995 income from continuing operations of $2,922,000 was $2,781,000 higher than 1994. The increase is attributed to the $6,779,000 gain on the sale of ProQuip reduced by the $1,590,000 impairment loss on Ling; in addition, 1994 included a $1,856,000 gain on the sale of a building.

The Test and Measurement segment's financial results include ProQuip until November 22, 1994, the date of its sale. The Test and Measurement segment recorded sales of $18,140,000 in 1995, $11,581,000 lower than the $29,721,000 in 1994. The decrease in sales was entirely attribut-able to the sale of ProQuip. Excluding ProQuip, the Test and Measure-ment segment reported a sales increase of $1,066,000 or 7%.
LAB, Advanced Products, and Ling divisions reported sales increases of 28%, 11%, and 3%, respectively. The Operating results of the Test and Measurement segment for 1995 were a $1,889,000 loss (including an impairment loss of $1,590,000; see Note 18 to the accompanying Consolidated Financial Statements) as compared to a $2,172,000 profit in the prior year. Excluding ProQuip and the impairment loss, the operating results were a $997,000 loss as compared to a $1,897,000 loss or a $900,000 reduction in operating losses, 1995 compared to 1994. All divisions reported improvements, however, Ling reported an operating loss of $1,979,000 (excluding impairment loss) for 1995 compared to $2,572,000 loss for 1994. Ling's poor results reflect continued inadequate margins, unfavorable adjustments to inventory, account receivable write-offs, and severance cost associated with work force reductions. Export license restrictions on certain of Ling's products, imposed in the first quarter of the fiscal year 1995, caused numerous inefficiencies and delays in shipments.

The Technology segment recorded sales of $11,608,000 in 1995, $1,095,000 or 10% higher than the $10,513,000 recorded in 1994. The operating loss for 1995 was $463,000 or a $1,440,000 improvement from the $1,903,000 loss recorded in 1994. The segment's performance was favorably impacted by work completed on a major new order along with lower product development and selling expenses, partially offset by a contract cost overrun of $243,000, and inventory write-offs of $160,000 on a contract with performance contingencies and $150,000 on the unsuccessful funding of an anticipated project. Given the historically low level of backlog, a continued improvement in fiscal year 1996 will depend on success in procuring and fulfilling orders within the fiscal year. The Technology division was reorganized in late 1995 and continues to evolve to a business focused on develop-ment of technology for products that meet emerging market needs.

Results of Operations:  1994 in Comparison with 1993
----------------------------------------------------
The following discussion relates to the continuing operation of the
Company:

Sales for 1994 of $40,234,000 were $1,266,000 or 3% lower than 1993.
The Technology segment reported sales decreases of $2,592,000 or 20%, while the Test and Measurement segment reported a sales increase of $1,326,000 or 5%. The 1994 income from continuing operations of $141,000 was $1,021,000 lower than 1993. The decline is the result of lower operating results for both the Technology and Test and

Measurement segments and a higher effective income tax rate, partially offset by profit on the sale of real estate.

Selling, general and administrative expenses for 1994 were 24.7% of sales, versus 23.5% in 1993. Product development and research costs for 1994 were 8.1% of sales versus 6.3% in 1993.

As reported in Note 14 to the accompanying Consolidated Financial
Statements, the Company sold its facility located in the Town of Colonie, New York, during 1994 with a resultant $1,856,000 gain before income taxes.

The Test and Measurement segment's results include ProQuip, Inc. ("ProQuip") which was sold in November 1994. (See Note 17 to the accompanying Consolidated Financial Statements). The Test and Measure-ment segment recorded sales of $29,721,000 in 1994, $1,326,000 higher than the $28,395,000 in 1993. ProQuip had a sales increase for 1994 over 1993 of $4,533,000, which was partially offset by a $2,821,000 decrease by Ling Electronics, Inc. ("Ling"). Operating profit for the segment were $2,171,000 in 1994 versus $3,022,000 in 1993. ProQuip recorded a $1,774,000 increase reflecting their higher sales level. However, this increase was more than offset by a $2,656,000 decrease recorded by Ling. Ling's poor results reflect the sales decline noted above and unfavorable adjustments (mainly inventory related) of $1,520,000 recorded in the fourth quarter. The Advanced products and LAB Divisions both recorded operating income in 1994 close to the amounts recorded in 1993.

The Technology segment recorded sales of $10,513,000 in 1994, $2,592,000 lower than the $13,105,000 recorded in 1993. The operating loss for 1994 was $1,524,000 higher than 1993, reflecting the sales decrease noted above and a $400,000 write-down of a limited partner-ship interest to its estimated realizable value.

Liquidity and Capital Resources
-------------------------------
During the first quarter of fiscal year 1995, the Company sold its ProQuip subsidiary for $13,250,000. The sale resulted in a gain of $6,779,000. Approximately $8,000,000 of the net proceeds were applied to the Company's term debt.

At September 30, 1995 cash and cash equivalents were $78,000 versus $1,820,000 at September 30, 1994. Working capital was a positive $594,000 at September 30, 1995 versus a negative $8,588,000 at fiscal year-end 1994. Cash used by continuing operations was $558,000 in 1995 versus $1,996,000 cash provided in 1994. Continued operating losses at Ling was the most significant negative factor impacting the cash used from operations. Line of credit borrowing at September 30, 1995 was $3,408,000, while at September 30, 1994 there was line of credit borrowing of the maximum $4,000,000. Capital was used in 1995 to, among other things, increase inventories, reduce liabilities and debt, and acquire capital equipment.

Capital spending for 1995 was $667,000, a slight increase from 1994 capital spending levels of $645,000.

During November 1995, the lending institution agreed to extend the maturity of the Company's term debt to October 1998 with scheduled principal payments outlined below. At fiscal 1995 year-end, the Company had current installments on long-term debt of $738,000 and the remaining balance of $1,260,000 due beyond fiscal 1996. The scheduled principal payments on the Company's bank term loan are as follows:
$738,000 in fiscal year 1996, $604,000 in fiscal year 1997, $604,000 in fiscal year 1998, and on October 31, 1998 the balance of $52,000 is payable in full.

The Company has a line of credit available in the amount of $4,000,000, of which $3,408,000 was outstanding on September 30, 1995. In October 1995, the lending institution agreed to extend the maturity of the line of credit until October 31, 1998 when the outstanding balance becomes due and payable. This line of credit continues to be collateralized by a guarantee from a former shareholder and expires on October 31, 1998.

During December 1993 UTE borrowed $3,000,000 from a finance company. The agreement states that the Company shall pay amounts due thereunder which are not paid by UTE when due. The obligation matured in October 1994, which was subsequently extended to December 31, 1995; and on December 27, 1995, the lender agreed to extend the due date until December 31, 1996. UTE filed for bankruptcy under the Federal Bankrupt-cy Code in April 1994, and commenced an orderly liquidation in October 31, 1994; any obligation the Company has under the agreement is not affected by the UTE bankruptcy filing.

The Company anticipates that it will be able to meet the liquidity needs of its continuing operations from cash flow generated by those operations and borrowing under its existing line of credit, including sufficient cash flow to make all payments due on its indebtedness during 1996. However, the Company's ability to achieve these objectives is dependent upon an orderly liquidation of its United Telecontrol Electronics, Inc. subsidiary and attaining overall profitability and positive cash flow. There is no assurance that the Company will be able to achieve these objectives.

ITEM 8:  FINANCIAL STATEMENTS

The financial statements filed herewith are set forth on the Index to Consolidated Financial Statements on Page F-1 of the separate financial section which follows page 24 of this report and are incorporated herein by reference.

ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
       ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Executive Officers" in
Item 1 of this Form 10-K Report, and the information which will be set forth in the section entitled "Election of Directors", and under the captions "Security Ownership of Certain Beneficial Owners" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the section entitled "Additional Information", in the definitive Proxy Statement to be filed by the registrant, pursuant to Regulation 14A, for its Annual Meeting of Shareholders to be held on March 28, 1996 (the "1996 Proxy Statement"), is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

The information which will be set forth under the captions "Executive Compensation", "Compensation Committee Report", "Compensation Committee
Interlocks and Insider Participation", "Employment Agreements",   and
"Directors Compensation", in the section entitled "Additional Infor-mation" in the registrant's 1996 Proxy Statement, is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
        MANAGEMENT

The information which will be set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the section entitled "Additional Information" in the registrant's 1996 Proxy Statement is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information which will be set forth under the caption "Certain Information Regarding Nominees" in the section entitled "Election of Directors", and under the captions "Directors Compensation", "Security Ownership of Certain Beneficial Owners", and "Certain Relationships and Related Transactions", in the section entitled "Additional Informa-tion", in the registrant's 1996 Proxy Statement is incorporated herein by reference.

                                  PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
        FORM 8-K

(a) The financial statements filed herewith are set forth on the Index to Consolidated Financial Statements on page F-1 of the separate financial section which accompanies this Report, which is incorporated by reference.

The following exhibits are filed as part of this Report:

   Exhibit
   Number                           Description
   -------                          -----------
    2.1 Purchase Agreement, dated as of November 23, 1994, among the Registrant, ProQuip Inc. and Phase
                   Metrics(7)

    3.1 Certificate of Incorporation of the registrant, as amended(1)

    3.2            By-Laws of the registrant, as amended(4)

    4.1 Certificate of Amendment of the Certificate of Incorporation of the registrant, filed on March 6, 1986 (setting forth the provisions of the Certificate of Incorporation, as amended, relating to the authorized shares of the registrant's Common Stock) - included in the copy of the registrant's Certificate of Incorporation, as amended, filed as Exhibit 3.1 hereto

    4.20 Loan Agreement, dated as of June 1, 1987, between the registrant and Chase Lincoln First Bank, N.A. ("Chase Lincoln"), relating to a $20,000,000 term loan to finance the registrant's acquisition of United Telecontrol Electronics, Inc. (the "UTE Loan Agreement")(1)

    4.21           First Amendment to Loan Agreement, dated as of
                   September 30, 1988, amending certain provisions of the UTE Loan Agreement(1)

    4.22 Second Amendment to Loan Agreement, dated as of February 21, 1990, amending certain provisions of the UTE Loan Agreement(1)

    4.24           Third Amendment to Loan Agreement, dated as of
                   January 1, 1991, amending certain provisions of the UTE Loan Agreement(2)

    4.25 Form of Note, in the amount of $9,181,700, executed by the registrant on January 1, 1991 to evidence its indebtedness under the UTE Loan Agreement(2)

    4.26 Form of Note, in the amount of $2,000,000, executed by the registrant on January 1, 1991 to evidence its indebtedness under the UTE Loan Agreement(2)

    4.27 Form of Note, in the amount of $1,000,000, executed by the registrant on January 1, 1991 to evidence its indebtedness under the UTE Loan Agreement(2)

    4.28 Mortgage, dated January 31, 1991, executed by the registrant in favor of Chase Lincoln and securing the registrant's obligation to Chase Lincoln, including those under the UTE and ProQuip Loan Agreements(2)

    4.30 Loan Agreement, dated as of September 30, 1988, between the registrant and Chase Lincoln relating to an $8,000,000 term loan to finance the registrant's acquisition of ProQuip, Inc. (the "ProQuip Loan Agreement")(1)

    4.31 Negative Pledge Agreement, dated as of September 30, 1988, executed by the registrant in favor of Chase Lincoln in connection with the ProQuip Loan
                   Agreement(1)

    4.32 Security Agreement, dated as of September 30, 1988, executed by the registrant in favor of Chase Lincoln and securing the registrant's obligations to Chase Lincoln, including those under the UTE and ProQuip Loan Agreements (the "Chase Lincoln Security Agreement")(1)

    4.33           First Amendment to Loan Agreement, dated as of
                   February 21, 1990, amending certain provisions of the ProQuip Loan Agreement(1)

    4.34 Form of Note, in the amount of $3,375,817.80, executed by the registrant on February 21, 1990 to evidence its indebtedness under the ProQuip Loan Agreement(1)

    4.35 Amendment Number One to Security Agreement, executed by the registrant on February 21, 1990, amending the Chase Lincoln Security Agreement(1)

    4.36 Mortgage, dated February 21, 1990, executed by the registrant in favor of Chase Lincoln and securing the registrant's obligations to Chase Lincoln, including those under the UTE and ProQuip Loan Agreements(1)

    4.37 Second Amendment to Loan Agreement, dated as of January 1, 1991, amending certain provisions of the ProQuip Loan Agreement(2)

    4.38 Mortgage Modification and Allocation Agreement, dated January 1, 1991, executed by the registrant and Chase Lincoln(2)

    4.40 Form of Payment Guaranty, dated as of September 1, 1988 [as of September 30, 1988, in the case of ProQuip, Inc.], executed by the subsidiaries of the registrant in favor of Chase Lincoln and guaranteeing payment of the registrant's obligations to Chase Lincoln, including those under the UTE and ProQuip Loan Agreements(1)

    4.41           Form of Negative Pledge Agreement, dated as of
                   September 30, 1988, executed by the subsidiaries of the registrant in favor of Chase Lincoln in connection with the ProQuip Loan Agreement(1)

    4.42           Form of Security Agreement, dated as of September
                   30, 1988, executed by the subsidiaries of the registrant in favor of Chase Lincoln and securing the registrant's obligations to Chase Lincoln, including those under the UTE and ProQuip Loan Agreements(1)

    4.43 Acknowledgment, Confirmation and Further Agreement, made as of February 21, 1990, executed by the subsidiaries of the registrant in favor of Chase Lincoln with respect to the registrant's obligations under the UTE and ProQuip Loan Agreements(1)

    4.50 Debt Restructure Agreement, made as of February 21, 1990, between the registrant, Chase Lincoln, and Manufacturers Hanover Trust Company ("Manufacturers Hanover"), providing for a restructuring of the registrant's indebtedness to Chase Lincoln under the UTE and ProQuip Loan Agreements and of the registrant's outstanding indebtedness to Manufacturers Hanover (the "MHTCo. Existing Debt"), among other things(1)

    4.55 Second Amendment to Debt Restructure Agreement, made as of January 1, 1991, between the registrant, Chase Lincoln, and Manufacturers Hanover, amending certain provisions of the Debt Restructure Agreement(2)

    4.56 Second Debt Restructure Agreement, as of July 22, 1992, between the registrant, Chase Lincoln First Bank, N. A. ("CLFB"), and Chemical Bank ("Chemical"), as successor in interest to Manufacturers Hanover Trust Company, providing for a restructuring of the registrant's indebtedness to CLFB under the UTE and

                   ProQuip Loan Agreements and of the registrant's outstanding indebtedness to Chemical, among other things(3)

    4.63 Promissory Note, in the amount of $4,000,000 and dated July 22, 1992, executed by the registrant to evidence its indebtedness to Chemical from time to time with respect to a line of credit in such amount (The Chemical Line of Credit)(3)

    4.64 Form of Payment Guaranty, dated as of July 24, 1992, executed by Masco Corporation in favor of Chemical and guaranteeing payment of the registrant's obligations to Chemical under the Chemical Line of Credit(3)

    4.65 Promissory Note, in the amount of $4,000,000 and dated October 31, 1994, extending the maturity date of the Promissory note dated July 22, 1992, executed by the registrant to evidence its indebtedness to Chemical under The Chemical Line of Credit(8)

    4.66 Promissory Note, in the amount of $4,000,000 and dated October 31, 1995, extending the maturity date of the Promissory note dated October 31, 1994, executed by the registrant to evidence its indebtedness to Chemical under The Chemical Line of Credit

    4.67 Form of Payment Guaranty, dated October 31, 1995 executed by Masco Corporation in favor of Chemical and guaranteeing payment of the registrant's obligations to Chemical under the Chemical Line of Credit

    4.80 Amended and Restated Loan Agreement, dated as of July 22, 1992, between the registrant and Chase Lincoln First Bank, N.A., which amends, restates, combines, and supersedes in full the UTE and the ProQuip loan agreements(3)

    4.81 Form of Note, in the amount of $5,000,000, executed by the registrant on July 24, 1992 to evidence its indebtedness to CLFB under the July 22, 1992 Loan Agreement(3)

    4.82 Form of Note, in the amount of $7,984,770, executed by the registrant on July 24, 1992 to evidence its indebtedness to CLFB under the July 22, 1992 Loan Agreement(3)

    4.83 Additional Mortgage Note, dated July 24, 1992, executed by the registrant in favor of CLFB and securing the registrant's obligation to CLFB under the Loan Agreement(3)

    4.84 Additional Mortgage and Security Agreement, dated as of July 22, 1992, executed by the registrant in favor of CLFB and securing the registrant's obligations to CLFB(3)

    4.85           Mortgage Consolidation, Spreader, Modification
                   Extension and Security Agreement, dated July 22, 1992, executed by the registrant and CLFB(3)

    4.86 Confirmation of Guaranties and Security Agreements, dated July 22, 1992, executed by subsidiaries of the registrant in favor of CLFB with respect to the registrant's obligations to CLFB(3)

    4.87           Consent and waiver, dated December 21, 1993, from
                   CLFB to the registrant with respect to the Amended and Restated Loan Agreement(5)

    4.88           Amendment One to Amended and Restated Loan
                   Agreement, dated as of August 1, 1994, between the registrant and Chase Manhattan Bank, N. A. which amends the Amended and Restated Loan Agreement to defer the payment due on June 30, 1994(6)

    4.89 Amendment Two to Amended and Restated Loan Agreement with waiver, dated as of November 22, 1994, between the registrant and Chase Manhattan Bank, N. A. which amends the Amended and Restated Loan Agreement and waives any existing defaults.(8)

    4.90 Additional Mortgage and Security Consolidation Agreement, dated as of October 6, 1995 executed by the registrant in favor of Chase Manhattan Bank, N.A. and securing the registrant's obligations to Chase Manhattan Bank, N.A.

    4.91 Form of Note, in the amount of $340,000, executed by the registrant on October 6, 1995 to evidence its indebtedness to Chase Manhattan Bank, N.A. under the July 22, 1992 Loan Agreement

    4.92 Amendment Three to Amended and Restated Loan Agreement with waiver, dated as of November 30, 1995, between the registrant and Chase Manhattan Bank, N. A. which amends the Amended and Restated Loan Agreement and waives any existing defaults.

   10.1 Mechanical Technology Incorporated Restricted Stock Incentive Plan - filed as Exhibit 28.1 to the registrant's Form S-8 Registration Statement No. 33-26326 and incorporated herein by reference

   10.3            MTI Employee 1982 Stock Option Plan(1)

   10.4 Agreement, dated December 21, 1993, between UTE, First Commercial Credit Corporation ("FCCC") and the registrant, relating to an advance against certain receivables.(5)

   10.6 Agreement, dated June 2, 1993, between the registrant and Mr. Harry Apkarian, Director, regarding his employment.(5)

   10.7 Agreement, dated February 22, 1994, between the registrant and Mr. R. Wayne Diesel, President and Chief Executive Officer, regarding his employment.(8)

   10.8           Agreement, dated December 14, 1994, between
                  FCCC and the registrant, modifying the Agreement dated December 21, 1993 relating to an advance against certain receivables.(8)

   10.9 Agreement, dated May 30, 1995, between FCCC and the registrant, extending the maturity of the Agreement dated December 14, 1994 relating to an advance against certain receivables.

   10.10 Agreement, dated June 28, 1995, between FCCC and the registrant, extending the maturity of the Agreement dated December 14, 1994 relating to an advance against certain receivables.

   10.11 Agreement, dated September 21, 1995, between FCCC and the registrant, extending the maturity of the Agreement dated December 14, 1994 relating to an advance against certain receivables.

   10.12 Agreement, dated October 25, 1995, between FCCC and the registrant, extending the maturity of the Agreement dated December 14, 1994 relating to an advance against certain receivables.

   10.13 Agreement, dated December 27, 1995, between FCCC and the registrant, extending the maturity of the Agreement dated December 14, 1994 relating to an advance against certain receivables.

   22.1           Subsidiaries of the registrant

------------------------------------------
Certain exhibits were previously filed (as indicated below) and are incorporated herein by reference. All other exhibits for which no other filing information is given are filed herewith:


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

(4) Filed as an Exhibit (bearing the same exhibit number) to the registrant's Form 10-K Report for its fiscal year ended Septem-ber 30, 1991.

(5) Filed as an Exhibit (bearing the same exhibit number) to the registrant's Form 10-K Report for its fiscal year ended Septem-ber 30, 1993.

(6) Filed as an Exhibit (bearing the same exhibit number) to the registrant's Form 10-Q Report for its fiscal quarter ended July
2, 1994.

(7) Filed as an Exhibit (bearing the same exhibit number) to the registrant's Form 8-K Report dated November 23, 1994.

(8) Filed as an Exhibit (bearing the same exhibit number) to the registrant's Form 10-K Report for its fiscal year ended Septem-ber 30, 1994.


(b) No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this Form 10-K Report.

                                SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              MECHANICAL TECHNOLOGY INCORPORATED


Date: December 28, 1995                       by:  /s/ R. Wayne Diesel
     -------------------            R. Wayne Diesel--------------------------
                                    Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                    TITLE                                   DATE
---------                    -----                                   ----


/s/ Lawrence A. Shore        Chairman of the Board of Directors     12/28/95
-----------------------
Lawrence A. Shore

/s/ R. Wayne Diesel          President, Chief Executive Officer,
-----------------------           (Principal Executive Officer),
R.Wayne Diesel                    Chief Operating Officer, and a
                                  Director                              "

/s/ Stephen T. Wilson        Chief Financial Officer
-----------------------           (Principal Financial and Accounting
Stephen T. Wilson                 Officer)                              "

/s/ Harry Apkarian            Director                                  "
-----------------------
Harry Apkarian

/s/ Albert W. Lawrence        Director                                  "
-----------------------
Albert W. Lawrence


/s/ Stanley Landgraf          Director                                  "
-----------------------
Stanley Landgraf

/s/ E. D. O'Connor            Director                                  "
-----------------------
E. D. O'Connor

                         MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                                INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                          ----------------------



                                                                  Page

Report of Independent Accountants. . . . . . . . . . .             F-2


Consolidated Financial Statements:


  Balance Sheets as of September 30, 1995 and 1994 . .          F-3 & F-4

  Statements of Income for the Years Ended
        September 30, 1995, 1994 and 1993 . . . . . . . .          F-5


  Statements of Shareholders' Equity for the Years Ended
        September 30, 1995, 1994 and 1993 . . . . . . . .          F-6


  Statements of Cash Flows for the Years Ended
        September 30, 1995, 1994 and 1993 . . . . . . . .          F-7


  Notes to Consolidated Financial Statements . . . . .          F-8 - F-22










Separate financial statements of the registrant alone are omitted because the registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements being filed, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the registrant or its consoli-dated subsidiaries in amounts which together exceed 5% of the total assets as shown by the most recent year-end consolidated balance sheet.

                    REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Mechanical Technology Incorporated

We have audited the consolidated financial statements of Mechanical Technology Incorporated and Subsidiaries listed in the accompanying index in Item 8 of this Form 10-K. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mechanical Technology Incorporated and Subsidiaries as of September 30, 1995 and 1994, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 13 to the financial statements, the Company has suffered operating losses and negative cash flows from its continuing operations for the year ended September 30, 1995, and has a shareholders' deficiency at
September 30, 1995. The Company's continuance is dependent on the resolution of uncertainties surrounding the pending liquidation of the Company's wholly owned subsidiary, United Telecontrol Electronics, Inc. (Notes 1, 11 and 16), and its ability to achieve profitability and adequate cash flow from operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are also described in
Note 13. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.
                                              /s/ Coopers & Lybrand L.L.P.
Albany, New York
November 22, 1995, except as to the information
 in Note 7, for which the date is December 27, 1995

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          September 30, 1995 and 1994

                                           (Dollars in thousands)

                                               1995       1994
                                             --------   --------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                  $     78    $  1,820

  Accounts receivable, less allowance of
    $120 (1995) and $101 (1994)                 6,793      11,625


  Income taxes receivable                          -          122
  Inventories                                   3,484       6,068

  Escrow deposit                                  750           -

  Deferred Income Taxes                            -          306

  Prepaid expenses and other current assets       461         214
                                              -------      ------

    Total Current Assets                       11,566      20,155


Excess of cost over net assets of
  acquired companies, net                          59       1,726


Other                                              60         227


Property, Plant and Equipment, net              2,798       3,209
                                              -------     -------

                                             $ 14,483    $ 25,317
                                              =======     =======

The accompanying notes are an integral part of the consolidated financial statements.

                MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (Continued)
                            September 30, 1995 and 1994
                               (Dollars in thousands)

                                              1995        1994
                                             -------    --------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Line-of-Credit                             $ 1,446     $ 4,000
  Note Payable                                     -       3,000
  Current installments on long-term debt         738       9,038
  Income taxes payable                            13           -
  Accounts payable                             2,290       3,684
  Accrued liabilities                          3,729       6,265
  Net liabilities of discontinued operations   2,756       2,756
                                              ------      ------
      Total Current Liabilities               10,972      28,743

LONG-TERM LIABILITIES
  Line-of-Credit                               1,962           -
  Note Payable                                 3,000           -
  Long-term debt, net of current maturities    1,260       2,144
  Deferred income taxes and other credits        779         848
                                             -------     -------
      Total Liabilities                       17,973      31,735
                                             -------     -------
 COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, par value $1 per share,
   authorized 15,000,000; issued 3,568,868
   (1995) and 3,546,493 (1994)                 3,569       3,546
  Paid-in capital                             12,856      12,944
  Retained earnings                          (19,837)    (22,759)
                                             -------     -------
                                              (3,412)     (6,269)
  Foreign currency translation adjustment        (20)        (31)
  Common stock in treasury, at cost,
    3,000 shares (1995) and 10,200 (1994)        (29)       (100)
  Restricted stock grants                        (29)        (18)
                                             -------     -------
      Total shareholders' equity              (3,490)     (6,418)
                                             -------     -------
                                            $ 14,483    $ 25,317
                                             =======     =======

The accompanying notes are an integral part of the consolidated financial statements.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
             For the Years Ended September 30, 1995, 1994 and 1993
                    (Dollars in thousands, except per share)


                                         1995            1994           1993
                                        ------          ------         ------
Product revenue                        $18,516         $30,347        $28,710
Research & development revenue          11,232           9,887         12,790
                                        ------          ------         ------
 Total revenue                          29,748          40,234         41,500

Product cost of sales                   12,616          19,033         17,399
Research & development contract costs    8,492           7,742          9,095
Selling, general and administrative
  expenses                               7,977           9,921          9,743
Product development and
  research costs                         1,425           3,270          2,620
Impairment loss on long-lived assets     1,590               -              -
                                        ------          ------         ------
 Operating (loss) income from
  continuing operations                 (2,352)            268          2,643

Interest expense                        (1,081)         (1,157)        (1,170)
Gain on sale of subsidiary, ProQuip      6,779               -              -
Gain on sale of building                     -           1,856              -
Other income (expense), net               (338)           (249)           (40)
                                        ------          ------         ------
 Income from continuing operations
   before income taxes                   3,008             718          1,433

Income tax expense                          86             577            271
                                        ------          ------         ------
 Income from continuing operations       2,922             141          1,162

 Loss from discontinued operations           -         (24,519)          (106)
                                        ------          ------         ------
Net income (loss)                      $ 2,922         $(24,378)      $ 1,056
                                        ======          =======        ======

Earnings (loss) per share:
  Continuing operations                $   .82         $    .04       $   .33
  Discontinued operations                  .00            (6.95)         (.03)
                                        ------          -------        ------
  Net income (loss)                    $   .82         $  (6.91)      $   .30
                                        ======          =======        ======

The accompanying notes are an integral part of the consolidated financial statements.

             MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
            For the Years Ended September 30, 1995, 1994 and 1993
                           (Dollars in thousands)

                                         1995            1994           1993
                                       -------        --------       --------
COMMON STOCK
  Balance, October 1                   $ 3,546        $  3,546       $  3,546
  Issuance of shares                        23               -              -
                                       -------         -------        -------
         Balance, September 30         $ 3,569        $  3,546       $  3,546
                                       =======         =======        =======
PAID-IN-CAPITAL

  Balance, October 1                   $ 12,944        $ 13,049       $ 13,033
  Restricted stock grants                   (88)           (105)            16
                                        -------         -------        -------
     Balance, September 30             $ 12,856        $ 12,944       $ 13,049
                                        =======         =======        =======
RETAINED EARNINGS

  Balance, October 1                   $(22,759)       $  1,619       $    563
  Net income (loss)                       2,922         (24,378)         1,056
                                        -------         -------        -------
     Balance, September 30             $(19,837)       $(22,759)      $  1,619
                                        =======         =======        =======
FOREIGN CURRENCY TRANSLATION ADJUSTMENT

  Balance, October 1                   $    (31)       $    (44)      $    (8)
  Adjustments                                11              13           (36)
                                        -------         -------        -------
Balance, September 30                  $    (20)       $    (31)      $    (44)
                                        =======         =======        =======
TREASURY STOCK

  Balance, October 1                   $   (100)       $   (201)      $  (149)
  Restricted stock grants                    71             101           (52)
                                        -------         -------        ------
     Balance, September 30             $    (29)       $   (100)      $  (201)
                                        =======         =======        ======
RESTRICTED STOCK GRANTS

  Balance, October 1                   $    (18)       $      -       $      -
  Grants issued                             (11)            (18)             -
                                        -------         -------        -------
     Balance, September 30             $    (29)       $    (18)      $      -
                                        =======         =======        =======
SHAREHOLDERS' EQUITY
  September 30                         $ (3,490)       $ (6,418)      $ 17,969
                                        =======         =======        =======

The accompanying notes are an integral part of the consolidated finan-cial statements.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For The Years Ended September 30, 1995, 1994 and 1993
                            (Dollars in thousands)

                                                   1995     1994     1993
                                                  -------- -------- --------
OPERATING ACTIVITIES
   Income from continuing operations              $  2,922 $    141  $ 1,162
   Adjustments to reconcile net income to net cash
        (used) provided by continuing operations:
    Depreciation and amortization                      837    1,017    1,379
    Impairment loss on long-lived assets             1,590        -        -
    Gain on sale of building                             -   (1,856)       -
    Gain on sale of subsidiary                      (6,779)       -        -
    Deferred income taxes and other credits             (1)     595     (392)
    Foreign currency translation                        11       12       63
    Other                                               (5)     463      (49)
   Changes in operating assets and liabilities net
     of effects from discontinued operations:
    Accounts receivable                              1,611     (824)  (2,444)
    Inventories                                       (230)     (50)     245
    Escrow deposit                                    (750)       -        -
    Prepaid expenses and other current assets          (19)     299      163
    Accounts payable                                   355      499      850
    Income taxes                                       394     (651)     553
    Accrued liabilities                               (494)   2,351      728
                                                    ------- -------   ------
Net cash (used) provided by continuing operations     (558)   1,996    2,258
                                                    ------- -------   ------
   Discontinued Operations:
    Loss from discontinued operations                    -  (24,519)    (106)
    Adjustments to reconcile loss to net cash
      (used) provided by discontinued operations:
     Write-down of assets to net realizable value        -   15,415        -
     Changes in net assets/liabilities
      of discontinued operations                         -    4,839   (1,515)
                                                    ------- -------   ------
                                                         -   (4,265)  (1,621)
                                                    ------- -------   ------
Net cash (used) provided by operations                (558)  (2,269)     637
                                                    ------- -------   ------
INVESTING ACTIVITIES
   Discontinued operations                               -        -     (335)
   Purchases of property, plant & equipment           (667)    (645)    (540)
   Proceeds from sale of building                        -    1,959        -
   Proceeds from sale of subsidiary, net of
        cash balance and expenses                    9,125        -        -
                                                     ------  -------   ------
Net cash provided (used) in investing activities      8,458    1,314    (875)
                                                     ------  -------   ------

FINANCING ACTIVITIES
   Net borrowings (payments) under line-of-credit     (592)    1,000   1,440
   Borrowings under note payable agreement               -     3,000       -
   Principal payments of long-term debt             (9,050)   (1,900) (1,508)
                                                    -------  -------  ------
Net cash (used) provided in financing activities    (9,642)    2,100     (68)
                                                    -------  ------- -------
 (Decrease) increase in cash and cash equivalents   (1,742)    1,145    (306)
Cash and cash equivalents - beginning of year        1,820       675     981
                                                    -------  ------- -------
Cash and cash equivalents - end of year            $    78  $  1,820 $   675
                                                    =======  ======= =======

The accompanying notes are an integral part of the consolidated financial statements.

             MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Accounting Policies
    -------------------
Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.

Basis of Presentation
---------------------
The consolidated financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which except as otherwise disclosed, assume that assets will be realized and liabil-ities will be discharged in the normal course of business (See Note 13). As described in Note 16, United Telecontrol Electronics, Inc. ("UTE"), a wholly owned subsidiary which filed for bankruptcy under Chapter 11 of federal bankruptcy laws in April 1994, commenced an orderly liquidation in October 1994. Accordingly, the financial results for UTE are reported as a discontin-ued operation in the accompanying financial statements. At September 30, 1995 and 1994 the net liabilities of discontinued operations reflect UTE's pre- and post-petition liabilities net of the estimated realizable value of the assets.

Inventories
-----------
Inventories are stated at the lower of cost (first-in, first-out) or market.

Depreciation and Amortization
-----------------------------
Property, plant and equipment are stated at cost and depreciated using primar-ily the straight-line method over their estimated useful lives ranging from 3 to 40 years. When assets are sold, retired or otherwise disposed of, the applicable cost and accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss is recognized.

Excess of Cost Over Net Assets of Acquired Companies
----------------------------------------------------
Costs in excess of net assets acquired in business combinations are amortized using the straight-line method over 20 to 35 year periods. Accumulated amortization was $114,787 and $5,338,198 at September 30, 1995 and 1994, respectively.

During fiscal 1995, the Company adopted the provisions of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". This Statement requires that long-lived assets (e.g., goodwill) be reviewed for impairment whenever events indicate that the carrying amount of the assets may not be recoverable and provides guidelines for measuring the impairment. Recoverability is based on estimated undiscounted future cash flows. If the sum of the expected future cash flows is less than the carrying

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Accounting Policies (continued)
    -------------------
amount of the asset, an impairment loss is recognized. Measurement of an impairment loss is based on the fair value of the asset (See Note 18).

Income Taxes
------------
During 1993, the Company elected to adopt Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes", which was issued by the Financial Accounting Standards Board (FASB) in February 1992.

Under SFAS 109, deferred tax consequences represent the future effects on income taxes, as measured by the applicable enacted tax rate and provisions of the enacted tax law, resulting from temporary differences and carryforwards, at the end of the current year.

Revenue Recognition
-------------------
Sales of products are recognized when products are shipped to customers.
Sales of products under long-term contracts are recognized under the percent-age-of-completion method. Sales of contract research and development services are also recognized on the percentage-of-completion method. Percentage-of-completion is based on the ratio of incurred costs to current estimated total costs at completion. Total contract losses are charged to operations during the period such losses are estimated.

Foreign Currency Translation
----------------------------
Assets and liabilities of the foreign subsidiary are translated at year-end rates of exchange, and revenues and expenses are translated at the average rates of exchange for the year. Gains and losses resulting from the transla-tion of the foreign subsidiary's balance sheet are accumulated as a separate component of shareholders' equity.

Statement of Cash Flows
-----------------------
For purposes of reporting cash flows, cash and cash equivalents include cash on hand and repurchase agreements with maturities of less than three months.

Reclassification
----------------
Certain 1994 and 1993 amounts have been reclassified to conform with the 1995 presentation.

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) Long-Term Contracts Receivable
    ------------------------------
Included in accounts receivable are the following:

    (Dollars in thousands)               1995           1994
                                        ------         ------
U.S. Government:
   Amounts billed and billable         $ 2,722        $ 1,602
   Retainage                               396            536
                                        ------         ------
                                         3,118          2,138
Commercial Customers:                   ------          ------
   Amounts billed and billable             207            674
Retainage                                  223            175
                                        ------          ------
                                           430            849
                                        ------          ------
                                       $ 3,548         $ 2,987
                                        ======          ======

The balances billed but not paid by customers pursuant to retainage provisions in contracts are due upon completion of the contracts and acceptance by the customer. Based on the Company's experience, most retainage amounts are expected to be collected within the ensuing year.
In addition, the Company periodically incurs costs in excess of funded contract limits. Such costs are incurred in the expectation of future authorization by the contract sponsor. Management believes these costs, classified as inventory, will become billable and collectible.

(3) Inventories
    -----------
Inventories consist of the following:

    (Dollars in thousands)                      1995            1994
                                               ------          ------
Finished goods                                $   249         $   197
Work in process                                 1,119           2,231
Raw materials, components and assemblies        2,116           3,640
                                               ------          ------
                                              $ 3,484         $ 6,068
                                               ======          ======

(4) Property, Plant and Equipment
    -----------------------------
Property, plant and equipment consist of the following:

    (Dollars in thousands)                      1995            1994
                                               ------          ------
  Land and improvements                      $   125         $   125
  Buildings and improvements                   3,513           3,513
  Leasehold improvements                         694             709
  Machinery and equipment                     13,028          14,330
  Office furniture and fixtures                1,755           1,952
                                              ------          ------
                                              19,115          20,629
  Less accumulated depreciation               16,317          17,420
                                              ------          ------
                                             $ 2,798         $ 3,209
                                              ======          ======

Depreciation expense was $646,000, $813,000 and $1,170,000 for 1995, 1994 and
1993, respectively. Repairs and maintenance expense was $362,000, $417,000 and $499,000 for 1995, 1994 and 1993, respectively.

                 MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Income Taxes
    ------------
As discussed in Note 1, the Company adopted SFAS No. 109, during the fiscal year ended September 30, 1993. Under SFAS 109, the deferred tax assets and liabili-ties are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates. Prior to fiscal year 1993, the Company accounted for income taxes in accordance with SFAS 96. As permitted by SFAS 109, prior period financial statements have not been restated; the cumulative effect of adopting SFAS 109 on prior years was not significant.

Income tax expense (benefit) consists of the following:

                (Dollars in thousands)       1995         1994        1993
                                            ------       ------      ------
Current tax provision:
  Federal                                  $     -      $  (477)     $  675
  State                                         86          436         219
Deferred tax provision                           -          265        (392)
                                            ------       ------       ------
                                           $    86      $   224      $   502
                                            ======       ======       ======

The income tax (benefit) expense is reflected in the accompanying statements of income as follows:

                (Dollars in thousands)       1995         1994        1993
                                            ------       ------      ------
Continuing operations                      $    86      $   577     $   271
Discontinued operations                          -         (353)        231
                                            ------       ------      ------
                                           $    86      $   224     $   502
                                            ======       ======      ======

The Company's effective income tax rate from continuing operations differed from the Federal statutory rate as follows:

                                             1995         1994        1993
                                            ------       ------      ------
Federal statutory tax rate                     34%          34%         34%
State taxes, net of
  federal tax effect                            2%          38%          7%
Amortization of goodwill                        1%           1%          2%
Impairment loss on long-lived
  assets                                       18%           -           -
Current FSC earnings
  permanently deferred                          -            -         (10%)
Change in valuation allowances                 (9%)          -           -
Worthless stock deduction                     (40%)          -           -
Reversal of prior year contingencies            -            -         (14%)
Other, net                                     (3%)          7%          -
                                            ------       ------      ------
                                                3%          80%         19%
                                            ======       ======      ======

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Income Taxes (continued)
    ------------
The deferred tax assets and liabilities as of September 30, 1995 and 1994 consist of the following tax effects relating to temporary differences and carryforwards:

                        (Dollars in thousands)          1995        1994
                                                      ------      ------
  Current deferred tax assets (liabilities):
        Net deferral of income from
           discontinued operations                   $  (295)    $     -
        Net operating loss                                 -       1,134
     Loss provisions for discontinued
           operations                                      -       2,458
     Investment in subsidiary held for sale                -       1,394
     Bad debt reserve                                     41          35
        Inventory valuation                              261         467
        Inventory capitalization                          70          58
Vacation pay                                             180         195
        Warranty and other sale obligations               50         201
        Other                                            178         192
                                                      ------      ------
                                                         485       6,134
        Valuation allowance                             (485)     (5,828)
                                                      ------      ------
          Net current deferred tax assets             $    -     $   306
  Noncurrent Deferred tax assets                      ======      ======
        (liabilities):
        Net operating loss                           $ 5,288       $   -
        Property, plant and equipment                   (408)       (493)
        Other                                            200         187
  Net long-term deferred tax asset                    ------      ------
        (liabilities)                                  5,080        (306)
        Valuation allowance                           (5,080)          -
        Other credits                                   (779)       (542)
Noncurrent net deferred tax asset                     ------      ------
        (liabilities) and other credits              $  (779)    $  (848)
                                                      ======      ======

During the year ended September 30, 1994, a valuation allowance of $5,828,000 was established. The valuation allowance at September 30, 1995 is $5,565,000. During the year ended September 30, 1995, the valuation allowance decreased by $263,000.

At September 30, 1995, the company had an unused Federal net operating loss carryforward of approximately $15,553,000. The Federal net operating loss carryforward if unused will begin to expire during the year ended September 30, 2009.

During 1995, the Company received a net cash refund for income taxes of $266,000 and, for 1994 and 1993 made cash payments for income taxes of $365,000 and $312,000, respectively.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Accrued Liabilities
    -------------------
Accrued liabilities consist of the following:

               (Dollars in thousands)               1995             1994
                                                   ------           ------
  Contract billings in excess of
   costs and estimated earnings                   $     -          $ 1,911
  Salaries, wages and related expenses                666            1,265
  Interest expense                                    881              655
  Deferred income - ProQuip sale                      750                -
  Warranty and other sale obligations                 223              584
  Acquisition costs                                   373              405
  Commissions                                         269              397
  Legal and professional fees                          89              341
  Contingent liabilities                              185              150
  Other                                               293              557
                                                   ------           ------
                                                  $ 3,729          $ 6,265
                                                   ======           ======

(7) Indebtedness
    ------------
Indebtedness consists of the following:

               (Dollars in thousands)               1995             1994
                                                   ------           ------
  Term loan                                       $ 1,998          $11,041
  Note payable                                      3,000            3,000
  Line-of-credit                                    3,408            4,000
  Capitalized lease obligations                         -              141
                                                   ------           ------
                                                    8,406           18,182
  Less current portion                              2,184           16,038
                                                   ------           ------
                                                  $ 6,222          $ 2,144
                                                   ======           ======

The Company paid $8,000,000 on its term loan as a result of the sale of the Company's ProQuip subsidiary during November 1994. The loan agreement covering the term loan was amended in November 1995 and now provides for principal payments as follows: $738,000, fiscal year 1996; $604,000, fiscal year 1997; $604,000, fiscal year 1998; and the balance of $52,000 is payable on October 31, 1998. The term debt is collateralized by accounts receivable, inventories, real estate, machinery and equipment. The interest on the debt is payable monthly at the rate of prime plus 1-1/2% (10.25% at September 30, 1995).

The Company borrowed $3,000,000 from a finance company in December 1993 and the note payable agreement for this loan was modified in December 1994. On December 27, 1995, the lender agreed to extend the due date to December 31, 1996. Interest is presently accruing at the rate of $1,250 per day (15.2% per annum). The finance company has loans from an affiliate of the Company. Since the modification in December 1994, one-third of the interest accrued is paid and as of September 30, 1995 and 1994 accrued but unpaid interest was $781,000 and $508,000, respectively.

The Company has a line of credit available in the amount of $4,000,000 with

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Indebtedness (continued)
    ------------
interest payable monthly at a rate of prime plus .625% (9.375% at September 30, 1995). As of September 30, 1995, the Company had standby letters of credit outstanding of $89,400 against the line of credit. In October 1995 the maturity date of the line of credit was extended and expires on October 31, 1998. The line of credit is collateralized by a guarantee from a former shareholder.

The weighted average interest rate for the note payable and line of credit was 13.2%, 12.9%, and 6.6% during 1995, 1994, and 1993, respectively.

Cash payments for interest were $695,000, $1,109,000 and $1,139,000 for 1995,
1994 and 1993, respectively.

(8) Shareholders' Equity
    --------------------
The Company has outstanding stock options which were granted under a 1982 Stock Option Plan. All options are exercisable 20% per year, on a cumulative basis, after a two-year waiting period and expire ten years and six months after they are granted. The Plan expired in 1992 and no further options may be granted. At September 30, 1995, options were outstanding and exercisable to purchase 5,000 shares at $6.50 per share. During 1995 and 1994, no options were exercised.
The Company has a Restricted Stock Incentive Plan, which awards restricted common stock of the Company to officers and other key employees. During the first quarter of 1995, 32,500 shares were granted, amounting to $14,375 based on the market value of the stock at the date of grant. The Plan expired on December 31, 1994. During 1994, 15,000 shares were granted, amounting to $18,750 based on the market value of the stock at the date of grant. For accounting purposes, the value of the grants represents compensation, which has been deferred and is being amortized over the 5-year and 10-year vesting periods. The shares granted during 1995 and 1994 are recorded as a component of Shareholders' Equity. The value of the grants, net of accumulated amortization and write-offs, was $29,000 at September 30, 1995 and $18,000 at September 30, 1994.

The Company's term loan obligations prohibit the payment of dividends.

(9) Earnings (Loss) Per Share
    -------------------------
Earnings (loss) per share is computed on the basis of the weighted average number of shares outstanding plus the common stock equivalents which would arise from the exercise of stock options, unless such common stock equivalents would be anti-dilutive. Weighted average outstanding shares are: 1995, 3,559,789; 1994, 3,529,881; and 1993, 3,527,835.

(10) Pension Plans
     -------------
The Company maintains a savings and retirement plan (Internal Revenue Code
Section 401(k) Plan) covering substantially all employees. The Company plan allows eligible employees to contribute a percentage of their compensation; the Company makes additional contributions in amounts as determined by management and the Board of Directors. The expense for the plan was $346,000, $420,000 and $420,000 for 1995, 1994 and 1993, respectively.

            MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Commitments and Contingencies
     -----------------------------
The Company may be obligated for certain environmental cleanup costs in connection with the sale of a subsidiary in 1989, and is potentially liable for another environmental matter as described in Note 12.

The Company guaranteed the performance of a contract of United Telecontrol Electronics, Inc. ("UTE"), a wholly owned subsidiary which is now in liquidation ,as described in Note 16. In addition, UTE was served a subpoena, on March 12, 1990, by the Defense Criminal Investigative Services of the U.S. Government Inspector General's office, for various records relating to UTE's performance of a now completed government contract. During the ensuing investigation, UTE has at all times cooperated with the Government. UTE entered into settlement discussions with the United States Attorney's Office, the Air Force Debarment Authority, and the Department of Justice. As a result of these discussions, in December 1992 UTE entered a plea agreement under which it agreed to plead guilty to one count of conspiracy to defraud the United States and one count of mail fraud. Pursuant to this settlement agreement, in April 1993 UTE entered its plea in United States District Court. UTE has recently signed settlement agreements with the various parties which resolve all outstanding disputes and claims with the United States Government. Under the terms of these agreements, the Company would be released from performance guarantees it provided, and all claims against it associated therewith. The Company and UTE in turn would release the government from all claims for equitable adjustment under these contracts. This settlement is subject to notification of the creditors and the entry of a formal order of the bankruptcy court. The Company believes there will be no adverse consequences to the Company in connection with any future agreements or actions on these matters due to the bankruptcy status of UTE.

During 1994, two separate legal actions against the Company related to compensa-tion matters were commenced by two former company officer/ directors. Management is vigorously defending the actions and believes the likelihood of a loss in either action is not probable. The final outcome of these actions is not presently determinable and, therefore no provision for any liability that may result has been recorded in the Company's financial statements.

In February 1995, Ling Electronics Inc. ("Ling"), a wholly owned subsidiary of the Company, made a voluntary disclosure to the United States Department of Commerce regarding unlicensed exports of certain products shipped in the first four months of fiscal 1995. Ling is fully cooperating with the Office of Export Enforcement which has not concluded its investigation or taken any action to date. Possible administrative sanctions include: no action; a warning letter; denial of export privileges; and/or imposition of civil penalties. Foreign sales represent a significant portion of Ling's total revenue. The final outcome of this matter is not presently determinable and, therefore no provision for any liability that may result has been recorded in the Company's financial state-ments.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Commitments and Contingencies (continued)
     -----------------------------
Future minimum rental payments required under noncancelable operating leases are $539,000, 1996; $536,000, 1997; $523,000, 1998; $495,000, 1999; and $452,000,
2000. Rent expense under all leases was $564,000, $672,000 and $626,000 for 1995, 1994 and 1993, respectively.

(12) Potential Environmental Liability
     ---------------------------------
The Company is potentially liable in connection with an environmental matter; no amount is reflected in the Company's financial statements in respect to the following:

In October 1989, the Environmental Protection Agency (EPA) issued an Order under
Section 106(a) of the Comprehensive Environmental Response, Compensation and Liability Act of 1980 (CERCLA) alleging that there has been a release of hazardous materials into the environment at a site in Malta, New York (Site) and directing the respondents named in the Order, including the Company, to undertake a remedial investigation and feasibility study (RI/FS) of the Site. The Order states that responsibility to undertake the RI/FS (estimated to cost between $1.5 and $2.5 million) is a joint and several obligation of the various potentially responsible parties (PRPs), including the Company, named in the Order. The PRPs named in the Order are most of the parties (other than federal government agencies) who have at any time owned or operated any portion of the Site, which, beginning in 1945, has been used primarily for development and testing of rocket fuels, propellants and other propulsion systems. The Company has leased a small portion of the Site, for unrelated activities, since 1976.

Since the Company believes that it has not been involved with the release of any hazardous substances at the Site and that issuance of the Order to it is, therefore, unjustified and an arbitrary and capricious abuse of EPA's discretion under CERCLA, the Company has advised EPA that it cannot comply with the Order (which became effective November 3, 1989). To date EPA has not, to the best of the Company's knowledge, taken any steps to enforce the Order against the Company; and, the Company understands that one of the other PRP's named in the Order has been carrying out the RI/FS as directed by the Order.

While the Company believes that the expense (including any liability) it will incur in connection with this matter will not be material, the costs that it might incur to establish its nonresponsibility, should EPA seek to enforce the Order against the Company, could be significant. At this time, however, the Company is unable to estimate the amount of such costs. If EPA seeks to enforce the Order against the Company and the Company is unable to establish that it is not responsible, the Company could be liable for substantial amounts under CERCLA, including fines of up to $25,000 per day for failure to comply with the Order and punitive damages equal to as much as three times EPA's cost to undertake the work itself.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Going Concern
     -------------
The Company's ability to continue as a going concern, given its shareholders' deficiency, is dependent upon achieving an orderly liquidation of its United Telecontrol Electronics, Inc. ("UTE") subsidiary (See Note 16), and its ability to demonstrate ongoing income and cash flow from operations. The orderly liquidation of UTE is underway and appropriate Bankruptcy Court approvals are expected to occur during calendar year 1996. Subsequent to year end, in October and November 1995, the line of credit and term loan were extended for three years, respectively. In addition, on December 27, 1995, the due date on the note payable was extended to December 31, 1996. The Company's business plans developed for fiscal 1996 are focused on achieving profitability and positive cash flow. There is, however, no assurance that the Company will be able to achieve these objectives.

(14) Related Party Transactions
     --------------------------
During 1995 and 1994, the Company made several rental payments for laboratory space to an officer/director of the Lawrence Insurance Group Inc. and purchased various insurance coverage from the Lawrence Insurance Group Inc. or companies owned directly or indirectly by the Lawrence Insurance Group Inc. totalling $493,000 and $444,000, respectively. During 1993, the Company paid management fees and purchased various insurance coverage from the Lawrence Insurance Group Inc. or companies owned directly or indirectly by the Lawrence Insurance Group Inc. for $560,000. (Several companies of the Lawrence Insurance Group Inc. ("LIG") collectively own approximately 24% of the Company's Common Stock. In addition, an LIG subsidiary which is now in liquidation, owns an additional 25% of the Company's Common Stock.)

During November 1993, the Company sold its facility located on New Karner Road in the Town of Colonie, N.Y. to the Secretary\Director of the Lawrence Insurance Group Inc. for $1,975,000. The sale resulted in a gain of $1,856,000 in fiscal 1994, of which $1,450,000 of the proceeds were utilized to reduce long-term debt.


(15) Fourth Quarter Adjustments
     --------------------------
During the fourth quarter of 1995, the Company recorded the following adjust-ments: goodwill write-off, $1,590,000; inventory write-off and reserve increases, $774,000; accounts receivable write-down and allowance increases, $128,000; severance expenses, $35,000; and all other, $64,000. These adjustments reduced fourth quarter and full year income before income taxes from continuing operations by $2,591,000.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) Discontinued Operations
     -----------------------
The Company's United Telecontrol Electronics, Inc. ("UTE") subsidiary, the sole component of the Defense/Aerospace segment, filed for voluntary bankruptcy under Chapter 11 of the Federal Bankruptcy Code in April 1994. This action was taken after UTE was notified by the U.S. Air Force that its $7.8 million Request for Equitable Adjustment on the Advanced Medium Range Air to Air Missile ("AMRAAM") launcher contract was denied. Subsequent to the bankruptcy filing, UTE attempted to reorganize and continued to operate as a debtor-in-possession. However, during October 1994, UTE commenced an orderly liquidation. Accordingly, the Company no longer includes Defense/Aerospace amongst its reportable business segments, UTE is reported as a discontinued operation at September 30, 1995, and the consolidated financial statements have been reclassified to report separately the net liabilities and operating results of the business. The Company's prior years financial statements have been restated to conform to this treatment.

In 1990, when the AMRAAM contract was awarded, the Company guaranteed the performance by UTE on this contract. The guaranty states, among other things, that if the Government terminates the AMRAAM launcher contract due to a default by UTE and awards the uncompleted portion of the contract to another source at a fair and reasonable price, the Company shall be liable for any excess costs incurred by the Government as a result of such procurement and for the repayment of any unrecouped partial payments, progress payments or advanced payments paid to UTE by the Government. In addition, the guaranty provides that the Company would be liable for all costs and expenses paid or incurred by the Government in enforcing the guaranty. The Government has not terminated the contract due to default. UTE has recently signed settlement agreements with the various parties which resolve all outstanding disputes and claims with the United States Government. Under the terms of these agreements, the Company would be released from the performance guarantee it provided, and all claims against it associated therewith. The Company and UTE in turn would release the government from all claims for equitable adjustment under these contracts. This settlement is subject to notification of the creditors and the entry of a formal order of the bankruptcy court. The Company and UTE are also party to a settlement agreement, which was reached with the official committee of the unsecured creditors of UTE in a hearing before the bankruptcy court. This settlement is also subject to entry of a formal order of the bankruptcy court.

Included in the fiscal 1994 loss from discontinued operations was a $15,415,000 before income tax charge to write-down the carrying value of all UTE related assets to their estimated net realizable value, including the establishment of a reserve for the future costs of the termination and final liquidation of UTE. The Company expects that the final liquidation of UTE and related court approval will occur in calendar year 1996. At that time the final adjustments will be made.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) Discontinued Operations (continued)
     -----------------------
Discontinued operations consist of the following:

(Dollars in thousands)                      1995         1994        1993
                                          -------      --------    -------
Sales                                     $     0      $  2,299   $ 26,506
                                          =======      ========    =======
(Loss) income from operations
  before income tax                       $     0      $(24,872)  $    125
Income tax (benefit) expense                    0          (353)       231
Net loss from discontinued                -------       -------    -------
   operations                             $     0      $(24,519)  $   (106)
                                          =======       =======    =======

The assets and liabilities of the Company's discontinued operations at September 30, 1995 and 1994 are as follows:

(Dollars in thousands)                      1995          1994
                                          --------      --------
Assets:
  Cash                                   $    162      $     78
  Assets held for sale                      1,658         2,400
                                         --------       -------
     Total Assets                        $  1,820      $  2,478
Liabilities:                             --------       -------
  Post-petition liabilities              $    166      $    824
  Pre-petition liabilities                  4,410         4,410
                                         --------       -------
     Total Liabilities                   $  4,576      $  5,234
                                         --------       -------
  Net Liabilities                        $  2,756      $  2,756
                                         ========       =======

(17) Sale of Subsidiary - ProQuip, Inc.
     ----------------------------------
On November 22, 1994, the Company sold all of the outstanding capital stock of its ProQuip Inc. subsidiary to Phase Metrics of San Diego, CA. The Company received $13,250,000 in cash from Phase Metrics and ProQuip forgave a $316,000 intercompany debt due from the Company. The net proceeds from the sale were used to reduce term debt by $8,000,000 and to increase working capital by $3,776,000.

The sale resulted in a $6,779,000 gain, which was recorded during the first quarter of fiscal year 1995. In addition, $750,000 of the net proceeds has been escrowed to provide a fund for any indemnity payments that the Company may be obligated to pay Phase Metrics. Any amount not required for this purpose will be returned to the Company and will be recorded as income in a future period.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Sale of Subsidiary - ProQuip, Inc. (continued)
     ----------------------------------
ProQuip, a component of the Test & Measurements segment, is included in the Company's financial statements for the years ended September 30, 1995 (through November 22, 1994, the date of its sale), 1994, and 1993 as follows:

        (Dollars in thousands)            1995         1994        1993
                                        -------      -------      ------
Sales                                  $  2,584     $ 15,231    $ 10,698
                                       ========     ========    ========
Income from continuing operations
  before income tax                    $    730     $  4,019    $  2,302
Income tax expense                          293        1,564         894
                                       --------     --------    --------
Net Income                             $    437     $  2,455    $  1,408
                                       ========     ========    ========

The following unaudited condensed pro forma income statement from continuing operations for the year ended September 30, 1995 and 1994 reflects the effects of the sale of ProQuip, assuming the sale had occurred October 1, 1993. The pro forma adjusted results include a reduction of interest on term debt, assuming a payment of $8,000,000 was made; a reduction of interest on the line of credit, assuming the excess net proceeds after the term debt pay down are used to reduce or pay down any outstanding line of credit balance; and interest income earned on excess cash after the pay down of the term debt and line of credit.

(Dollars in thousands)                          1995           1994
                                             Pro Forma      Pro Forma
                                             ---------      ---------
Sales                                         $ 27,164        $25,003
                                               =======        =======
Operating Income                              $ (3,074)      $ (3,801)
                                               -------        -------
Interest Expense                                   914            290
Other Income (expense), net                       (346)         1,670
                                               -------        -------
Income (loss) from continuing
operations before income tax                    (4,334)        (2,421)

Income tax (benefit) expense                      (142)          (645)
                                               -------        -------
Income (loss) from continuing
operations                                    $ (4,192)      $ (1,776)
                                               =======        =======

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(18) Impairment Loss on Long-Lived Assets
     ------------------------------------
The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of" (SFAS 121). SFAS 121 requires that long-lived assets and identifiable intangibles to be held and used by an entity shall be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.

During 1995, the Company elected to adopt the provisions of SFAS 121. According-ly, the realizability of goodwill associated the Company's investment in Ling Electronics, Inc. (Ling), a wholly owned subsidiary, was analyzed for impairment due to its history of operating and cash flow losses. The Company determined that the goodwill would not likely be recoverable based on the estimated future cash flows at Ling. As a result, a $1,590,000 impairment loss was recognized to reduce the carrying value of the Company's investment in Ling.


(19) Information on Business Segments
     --------------------------------
The Company's operations comprise two business segments.

                Technology - provides contract research and development, design and prototype manufacturing services in mechanical engineering, machinery dynamics and diagnostics, tribology, electrical engineering, measurement science, and energy technology.

                Test and Measurement - develops and manufactures high-accuracy inspection systems, shock and vibration testing systems, and electronic instruments using noncontact measurement techniques. The information below includes the results of ProQuip, Inc. which was sold in November 1994 (See Note 17).

A summary of financial data for these business segments at September 30, 1995, 1994, 1993, and for the fiscal years then ended follows:

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) Information on Business Segments (continued)
     --------------------------------

     (Dollars in thousands)
                                                 SALES
                          ----------------------------------------------------
                           1995                   1994                  1993
                          ------                 ------                ------
Technology               $11,608                $10,513               $13,105
Test and Measurement      18,140                 29,721                28,395
                          ------                 ------                ------
                         $29,748                $40,234               $41,500
                          ======                 ======                ======
                                          OPERATING INCOME (LOSS)
                          ----------------------------------------------------
                           1995                   1994                  1993
                          ------                 ------                ------
Technology               $  (463)               $(1,903)              $  (379)
Test and Measurement      (1,889)                 2,171                 3,022
                          ------                 ------                ------
                         $(2,352)               $   268               $ 2,643
                          ======                 ======                ======
                                              DEPRECIATION
                          ----------------------------------------------------
                           1995                   1994                  1993
                          ------                 ------                ------
Technology               $   440                $   510               $   631
Test and Measurement         203                    298                   533
Corporate                      3                      5                     6
                          ------                 ------                ------
                         $   646                $   813               $ 1,170
                          ======                 ======                ======
                                             ASSETS EMPLOYED
                          -----------------------------------------------------
                           1995                   1994                  1993
                          ------                 ------                ------
Technology               $ 5,753                $ 6,120               $ 7,772
Test and Measurement       7,492                 18,167                15,134
Corporate                  1,238                  1,030                 2,024
                          ------                 ------                ------
                         $14,483                $25,317               $24,930
                          ======                 ======                ======
                                          CAPITAL EXPENDITURES
                          ----------------------------------------------------
                           1995                   1994                  1993
                          ------                 ------                ------
Technology               $   227                $   219               $   352
Test and Measurement         437                    426                   184
Corporate                      3                      0                     4
                          ------                 ------                ------
                         $   667                $   645               $   540
                          ======                 ======                ======

The U.S. Government is the largest customer of the Technology segment and accounted for 30%, 17% and 23% of consolidated revenues in 1995, 1994 and 1993, respectively. The largest single government agency customer of the Technology segment accounted for 23%, 12% and 12% of the Company's consolidated revenues in 1995, 1994 and 1993, respectively. The largest customer of the Test & Measure-ment segment accounted for 7%, 13%, and 15% of consolidated revenues in 1995, 1994, and 1993, respectively.