Form 10-Q/A
period 1995-12-29
MECHANICAL TECHNOLOGY INC
filed 1996-02-12
CIK 64463

-----------------------------------------------------------------------------
--------------------------------------------------------------------------
                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D. C. 20549
                          -----------------------

                                FORM 10-Q/A


/X/ Quarterly report pursuant to section 13 or 15 (d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended December 29, 1995

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

           CLASS                           OUTSTANDING AT DECEMBER 29, 1995
COMMON STOCK, $1.00 PAR VALUE                        3,568,868  SHARES

-----------------------------------------------------------------------------
---------------------------------------------------------------------------
MECHANICAL TECHNOLOGY INCORPORATED


PART I FINANCIAL INFORMATION


Item 27 . Financial Data Schedule



















































                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             MECHANICAL TECHNOLOGY INCORPORATED







 2-12-96                                /s/  STEPHEN T. WILSON
---------                              ------------------------------------
(Date)                                 Stephen T. Wilson
                                       Chief Financial Officer