Form 10-Q
period 1995-12-29
MECHANICAL TECHNOLOGY INC
filed 1996-02-13
CIK 64463

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

-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

                    MECHANICAL TECHNOLOGY INCORPORATED


                                   INDEX


Part I Financial Information                                       Page No.
                                                                   --------

  Consolidated Balance Sheets - December 29, 1995
     and September 30, 1995                                           3 - 4

  Consolidated Statements of Income -
     Three months ended December 29, 1995
     and December 31, 1994                                              5

  Consolidated Statements of Cash Flows -
     Three months ended December 29, 1995
     and December 31, 1994                                              6

  Notes to Consolidated Financial Statements                            7

  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                             8 - 10

Part II Other Information                                              11

Signature                                                              12

                       PART I FINANCIAL INFORMATION
            MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                               CONSOLIDATED
                              BALANCE SHEETS
                  As of December 29, 1995 (Unaudited) and
      September 30, 1995 (Derived from audited financial statements)
                          (Dollars in thousands)

                                                      Dec. 29,    Sept. 30,
                                                        1995        1995
                                                      --------    --------
ASSETS
Current Assets:
  Cash and cash equivalents                           $    292    $     78

  Trade accounts                                         6,608       6,896
  Other receivables                                         (1)         17
                                                       -------     -------
      Gross receivables                                  6,607       6,913
    Allowance for doubtful accounts                       (109)       (120)
                                                       -------     -------
      Net receivables                                    6,498       6,793

  Inventories:
    Raw materials and components                         1,910       2,116
    Work in process                                      1,665       1,119
    Finished goods                                         220         249
                                                       -------     -------
      Total inventories                                  3,795       3,484

  Escrow deposit                                             -         750

  Prepaid expenses & other
    current assets                                         217         461
                                                       -------     -------
    Total Current Assets                                10,802      11,566

  Other Assets:
    Excess of cost over net assets of
      acquired companies, net                               58          59
    Other                                                   41          60

  Property, Plant and Equipment:
    Cost                                                19,166      19,115
    Accumulated depreciation                           (16,450)    (16,317)
                                                       -------     -------
      Net Property, Plant and Equipment                  2,716       2,798
                                                       -------     -------
TOTAL ASSETS                                          $ 13,617    $ 14,483
                                                       =======     =======





The accompanying notes are an integral part of the consolidated financial statements.

            MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                               CONSOLIDATED
                              BALANCE SHEETS
                  As of December 29, 1995 (Unaudited) and
      September 30, 1995 (Derived from audited financial statements)
                          (Dollars in thousands)

                                                       Dec. 29,    Sept.30,
                                                         1995        1995
                                                       --------    --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Line-of-Credit                                      $    531    $  1,446
  Current installments on long-term debt                   804         738
  Income taxes payable                                      13          13
  Accounts payable                                       1,844       2,290
  Accrued liabilities                                    3,730       3,342
  Net liabilities of discontinued operations             2,756       2,756
  Payroll and other taxes withheld
    and accrued                                            291         387
                                                       -------     -------
      Total Current Liabilities                          9,969      10,972

Line-of-Credit, net of current portion                   1,962       1,962
Note Payable                                             3,000       3,000
Long-term debt, net of current maturities                1,159       1,260
Deferred income taxes and other credits                    779         779
                                                       -------     -------
    Total Liabilities                                   16,869      17,973

Shareholders' Equity:
  Common stock                                           3,569       3,569
  Paid-in capital                                       12,856      12,856
  Retained earnings - beginning of year                (19,837)    (22,759)
                    - current year                         240       2,922
  Foreign currency translation adjustment                  (23)        (20)
  Treasury stock                                           (29)        (29)
  Restricted stock grants                                  (28)        (29)
                                                       -------     -------
    Total Shareholders' Equity                          (3,252)     (3,490)
                                                       -------     -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 13,617    $ 14,483
                                                       =======     =======











The accompanying notes are an integral part of the consolidated financial statements.

                    MECHANICAL TECHNOLOGY INCORPORATED
                     CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share)

                                                     Three months ended
                                                     Dec. 29,  Dec. 31,
                                                       1995      1994
                                                     -------   -------
Product revenue                                      $ 5,397   $ 7,079
Research & development revenue                         2,004     2,514
                                                      ------    ------

Total revenue                                        $ 7,401   $ 9,593

Product cost of sales                                  3,349     4,023
Research & development contract costs                  1,409     2,088
Selling, general and administrative
 expenses                                              1,898     2,153
Product development and research costs                   191       474
                                                      ------    ------
Operating income                                     $   554   $   855

Interest expense                                        (263)     (361)
Gain on sale of subsidiary, ProQuip                        -     6,779
Other (expense) income, net                              (44)      (47)
                                                      ------    ------
Income before income taxes                           $   247   $ 7,226
Income tax expense                                         7        68
                                                      ------    ------
Net income                                           $   240   $ 7,158
                                                      ======    ======


Earnings per share                                   $   .07   $  2.02
                                                      ======    ======


















The accompanying notes are an integral part of the consolidated financial statements.

            MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)

                                                       Three months ended
                                                       Dec. 29,   Dec. 31,
                                                         1995       1994
                                                       --------   --------
OPERATING ACTIVITIES
   Net income                                          $    240   $  7,158
   Adjustments to reconcile net income to net
     cash provided (used):
    Depreciation and amortization                           166        213
    Gain on sale of subsidiary                                0     (6,779)
    Foreign currency translation                             (3)         3
    Other                                                   (10)         1
   Changes in operating assets and liabilities:
    Accounts receivable                                     306        719
    Inventories                                            (311)      (165)
    Escrow deposit                                          750          -
    Prepaid expenses and other current assets               244          2
    Accounts payable                                       (446)       (52)
    Income taxes                                              -         28
    Accrued liabilities                                     292     (1,042)
                                                        -------    -------
Net cash provided by operations                        $  1,228   $     86
                                                        -------    -------
INVESTING ACTIVITIES
   Purchases of property, plant & equipment            $    (64)  $   (184)
   Proceeds from sale of subsidiary, ProQuip,
    net of cash balance and expenses                          -      9,125
                                                        -------    -------
Net cash (used) provided in investing activities       $    (64)  $  8,941
                                                        -------    -------
FINANCING ACTIVITIES
   Net payments under line-of-credit agreement         $   (915)  $ (2,836)
   Principal payments of long-term debt                     (35)    (8,000)
                                                        -------    -------
Net cash used in financing activities                  $   (950)  $(10,836)
                                                        -------    -------
Increase (decrease) in cash and cash equivalents       $    214   $ (1,809)
Cash and cash equivalents - beginning of period              78      1,820
                                                        -------    -------
Cash and cash equivalents - end of period              $    292   $     11
                                                        =======    =======











The accompanying notes are an integral part of the consolidated financial statements.

            MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The management of the Company believes the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to fairly present the financial position as of December 29, 1995 and results of operations and changes in financial position for the three months then ended.

2. The results of operations for the three-month period ended December 29, 1995 are not necessarily indicative of the results to be expected for the full year.

3. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K Report for the fiscal year ended September 30, 1995.

            MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's United Telecontrol Electronics, Inc. ("UTE") subsidiary filed for voluntary bankruptcy under Chapter 11 of the Federal Bankruptcy Code in April 1994 and commenced an orderly liquidation in October 1994. The Company expects that the final liquidation of UTE and related court approval will occur during calendar year 1996. At that time any final adjustments will be made. (For further information on this bankruptcy see the discussion in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 16 to the Consolidated Financial Statements, in the Company's Form 10-K Report for the fiscal year ended September 30, 1995 which are incorporated herein by reference).

The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated statements of income. Prior year information contains ProQuip, Inc. ("ProQuip") results through its sale date (November 22, 1994) and the $6.8 million gain on the sale. (For further information on this sale transaction, see the discussion under the caption "Results of Operations:1995 in Comparison with 1994", in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations, and
Note 17 to the Consolidated Financial Statements, in the Company's Form 10-K Report for the fiscal year ended September 30, 1995 which are incorporated herein by reference).


RESULTS OF OPERATIONS
    (Dollars in thousands)

                         SALES
                     Three months ended
                    --------------------
BUSINESS SEGMENT:   12/29/95    12/31/94            Change
-----------------   --------    --------            ------
Technology           $ 2,004     $ 2,848           $  (844)
Test & Measurement     5,397       6,745            (1,348)
                      ------      ------            ------
TOTAL                $ 7,401     $ 9,593           $(2,192)
                      ======      ======            ======

                         OPERATING
                          INCOME
                     Three months ended
                    --------------------
BUSINESS SEGMENT:   12/29/95    12/31/94            Change
-----------------   --------    --------            ------
Technology           $   118     $  (217)          $   335
Test & Measurement       436       1,072              (636)
                      ------      ------            ------
TOTAL                $   554     $   855           $  (301)
                      ======      ======            ======

            MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Sales and operating income for the first three months of fiscal year 1996 versus the same period of fiscal year 1995 have decreased. However, excluding ProQuip, sales and operating income for the first three months have increased. The effect each business segment had on this change is outlined in the above table and discussed below.


TECHNOLOGY

     The Technology segment experienced a decrease in sales, but an increase in profitability compared to the corresponding period last year. The 30% decline in sales was due to an expected lower level of activity in the Technology division, combined with a planned reduction of its turbine generator sales, parts, and service business. Despite the decline in sales, the segment managed to generate an operating income of $118 thousand, as compared to an operating loss of $217 thousand for the first three months of the previous fiscal year. Reduced overhead and decreases in administrative and product development expenses contributed to improved profitability. Continued improvement will depend on success in procuring and fulfilling orders within fiscal year 1996.


TEST AND MEASUREMENT

     The Test and Measurement segment reported a 20% decline in revenues and a 59% reduction in operating income compared to the same period last year. These decreases are entirely attributable to the sale of ProQuip, a subsidiary which was sold by the Company in November 1994. ProQuip recorded sales of $2,584 thousand during the first quarter of fiscal year 1995 and accounted for $714 thousand of operating profit during that period. Excluding ProQuip, sales increased $1,236 thousand, or 30%, compared to the first quarter of fiscal year 1995 and operating income increased $78 thousand, or 22%. Ling Electronics ("Ling"), the Advanced Products Division, and the LAB Division all exceeded their sales levels of the same period last year and each recorded an operating profit for the first quarter. The operating results benefitted from a higher level of sales and lower product development spending, which were partially offset by higher selling and administrative expenses. While management is cautiously optimistic, challenges remain to be met within this business segment, especially at Ling, to sustain this level of results.

            MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

     Working capital of $833 thousand at December 29, 1995 reflects a $239 thousand improvement from September 30, 1995.
     At December 29, 1995 cash and cash equivalents were $292 thousand versus $78 thousand at September 30, 1995. Net cash provided by operations for the first quarter of fiscal 1996 amounted to $1,228,000, as compared to $86,000 in the prior year. The net cash provided in the current fiscal quarter resulted principally from the purchaser of ProQuip releasing the funds held in escrow and paying tax monies due the Company, both totaling approximately $1,021,000, combined with the Company generating income from operations. The net cash flow provided was used to reduce, among other things, the line-of-credit and long-term debt. The Company anticipates that it will be able to meet the liquidity needs of its operations from cash flow generated by those operations and borrowing under its existing line of credit, including sufficient cash flow to make all payments due on its indebtedness during fiscal 1996. However, the Company's ability to achieve these objectives is dependent upon an orderly liquidation of its United Telecontrol Electronics, Inc. subsidiary and attaining overall profitability and positive cash flow. There is no assurance that the Company will be able to achieve these objectives. (For further information, see the discussion under the caption "Liquidity and Capital Resources", in Item 7: Management's Discussion and Analysis of Financial Conditions and Results of Operations, and Note 13 to the Consolidated Financial Statements, in the Company's Form 10-K Report for the fiscal year ended September 30, 1995).

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



 2-09-96                                /s/  R. WAYNE DIESEL
---------                              ------------------------------------
(Date)                                 R. Wayne Diesel
                                       President & Chief Executive Officer




 2-09-96                                /s/  STEPHEN T. WILSON
---------                              ------------------------------------
(Date)                                 Stephen T. Wilson
                                       Chief Financial Officer