Form 10-Q
period 1996-03-29
MECHANICAL TECHNOLOGY INC
filed 1996-05-13
CIK 64463

_____________________________________________________________________________
_____________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                       __________________________________

                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended March 29, 1996

/ / Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

    For the transition period from           to
                       __________________________________

                          Commission File Number 0-6890
                       __________________________________

                       MECHANICAL TECHNOLOGY INCORPORATED
             (Exact name of registrant as specified in its charter)

New York                                                     14-1462255
- -------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

968 Albany-Shaker Road, Latham, New York                         12110
- ----------------------------------------                      ----------
(Address of principal executive offices)                      (Zip Code)

                                 (518) 785-2211
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
(Former name,former address and former fiscal year,if changed since last report)

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

           Class                              Outstanding at March 29, 1996
_____________________________                 _____________________________

Common Stock, $1.00 Par Value                          3,565,868 Shares
_____________________________________________________________________________
_____________________________________________________________________________

                       MECHANICAL TECHNOLOGY INCORPORATED


                                      INDEX


                                                                   Page No.
                                                                   --------
Part I   Financial Information

  Consolidated Balance Sheets - March 29, 1996
     and September 30, 1995                                          3 - 4

  Consolidated Statements of Income -
     Three months and six months ended
     March 29, 1996 and April 1, 1995                                  5

  Consolidated Statements of Cash Flows -
     Six months ended March 29, 1996
     and April 1, 1995                                                 6

  Notes to Consolidated Financial Statements                           7

  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                             8 - 11

Part II    Other Information                                          12

Signature                                                             13

                         PART I   FINANCIAL INFORMATION
               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                      As of March 29, 1996 (Unaudited) and
         September 30, 1995 (Derived from audited financial statements)
                             (Dollars in thousands)

                                                      March 29,   Sept. 30,
                                                        1996        1995
                                                      --------    --------
ASSETS
Current Assets:
  Cash and cash equivalents                           $    115    $     78

  Trade accounts                                         6,268       6,896
  Other receivables                                         37          17
                                                       -------     -------
      Gross receivables                                  6,305       6,913
    Allowance for doubtful accounts                        (70)       (120)
                                                       -------     -------
      Net receivables                                    6,235       6,793

  Inventories:
    Raw materials and components                         1,996       2,116
    Work in process                                      1,720       1,119
    Finished goods                                         188         249
                                                       -------     -------
      Total inventories                                  3,904       3,484

  Escrow deposit                                             -         750

  Prepaid expenses & other
    current assets                                         193         461
                                                       -------     -------
    Total Current Assets                                10,447      11,566

  Other Assets:
    Excess of cost over net assets of
      acquired companies, net                               56          59
    Other                                                   36          60

  Property, Plant and Equipment:
    Cost                                                19,283      19,115
    Accumulated depreciation                           (16,615)    (16,317)
                                                       -------     -------
      Net Property, Plant and Equipment                  2,668       2,798
                                                       -------     -------
TOTAL ASSETS                                          $ 13,207    $ 14,483
                                                       =======     =======








The accompanying notes are an integral part of the consolidated financial statements.

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                      As of March 29, 1996 (Unaudited) and
         September 30, 1995 (Derived from audited financial statements)
                             (Dollars in thousands)

                                                       March 29,   Sept.30,
                                                         1996        1995
                                                       --------    --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Line-of-Credit                                      $    200    $  1,446
  Note Payable                                           3,000           -
  Current installments on long-term debt                   604         738
  Income taxes payable                                      13          13
  Accounts payable                                       1,742       2,290
  Accrued liabilities                                    3,701       3,342
  Net liabilities of discontinued operations             2,756       2,756
  Payroll and other taxes withheld
    and accrued                                            327         387
                                                       -------     -------
      Total Current Liabilities                         12,343      10,972

Line-of-Credit, net of current portion                   1,600       1,962
Note Payable                                                 -       3,000
Long-term debt, net of current maturities                1,008       1,260
Deferred income taxes and other credits                    764         779
                                                       -------     -------
      Total Liabilities                                 15,715      17,973

Shareholders' Equity:
  Common stock                                           3,569       3,569
  Paid-in capital                                       12,856      12,856
  Retained earnings - beginning of year                (19,837)    (22,759)
                    - current year                         984       2,922
  Foreign currency translation adjustment                  (25)        (20)
  Treasury stock                                           (29)        (29)
  Restricted stock grants                                  (26)        (29)
                                                       -------     -------
    Total Shareholders' Equity                          (2,508)     (3,490)
                                                       -------     -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 13,207    $ 14,483
                                                       =======     =======













The accompanying notes are an integral part of the consolidated financial statements.

                       MECHANICAL TECHNOLOGY INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except per share)

                                    Three months ended   Six months ended
                                    March 29, April 1,  March 29, April 1,
                                      1996      1995      1996      1995
                                    --------  --------  --------  --------
Product revenue                     $  4,939  $  4,316  $ 10,336  $ 11,395
Research & development revenue         2,925     2,063     4,929     4,577
                                     -------   -------   -------   -------
Total revenue                       $  7,864  $  6,379  $ 15,265  $ 15,972

Product cost of sales                  2,992     2,651     6,341     6,674
Research & development contract
 costs                                 1,805     1,887     3,214     3,975
Selling, general and administrative
 expenses                              2,224     1,806     4,122     3,959
Product development and
 research costs                          378       268       569       742
                                     -------   -------   -------   -------
Operating income (loss)             $    465  $   (233) $  1,019  $    622

Interest expense                        (160)     (222)     (423)     (583)
Gain on sale of subsidiary, ProQuip      750         -       750     6,779
Other (expense) income, net             (302)      (66)     (346)     (113)
                                     -------   -------   -------   -------
Income (loss) before income taxes   $    753  $   (521) $  1,000  $  6,705
Income tax expense                         9         -        16        68
                                     -------   -------   -------   -------
Net income (loss)                   $    744  $   (521) $    984  $  6,637
                                     =======   =======   =======   =======


Earnings (loss) per share           $    .21  $   (.15) $    .28  $   1.87
                                     =======   =======   =======   =======



















The accompanying notes are an integral part of the consolidated financial statements.

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                        Six months ended
                                                       March 29,  April 1,
                                                         1996       1995
                                                       --------   --------
OPERATING ACTIVITIES
   Net income                                          $    984   $  6,637
   Adjustments to reconcile net income to net
     cash provided (used) :
    Depreciation and amortization                           351        411
    Gain on sale of subsidiary                             (750)    (6,779)
    Accounts receivable reserve                             (50)         3
    Asset valuation reserve                                 134          -
    Foreign currency translation                             (5)        13
    Other                                                     -          1
   Changes in operating assets and liabilities:
    Accounts receivable                                     608      1,860
    Inventories                                            (420)      (643)
    Escrow deposit                                          750          -
    Prepaid expenses and other current assets               268        (82)
    Accounts payable                                       (548)      (531)
    Income taxes                                            (15)        28
    Accrued liabilities                                     299     (1,145)
                                                        -------    -------
Net cash provided (used) by operations                 $  1,606   $   (227)
                                                        -------    -------

INVESTING ACTIVITIES
   Purchases of property, plant & equipment            $   (325)  $   (337)
   Proceeds from sale of subsidiary, ProQuip,
    net of cash balance and expenses                        750      9,125
                                                        -------    -------
Net cash provided in investing activities              $    425   $  8,788
                                                        -------    -------
FINANCING ACTIVITIES
   Net payments under line-of credit agreement         $ (1,608)  $ (1,864)
   Principal payments of long-term debt                  (  386)    (8,500)
                                                        -------    -------
Net cash used in financing activities                  $( 1,994)  $(10,364)
                                                        -------    -------

Increase (decrease) in cash and cash equivalents       $     37   $ (1,803)
Cash and cash equivalents - beginning of period              78      1,820
                                                        -------    -------
Cash and cash equivalents - end of period              $    115   $     17
                                                        =======    =======










The accompanying notes are an integral part of the consolidated financial statements.

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The management of the Company believes the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to fairly present the financial position as of March 29, 1996 and results of operations and changes in financial position for the six months then ended.

2. The results of operations for the six-month period ended March 29, 1996 are not necessarily indicative of the results to be expected for the full year.

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

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's United Telecontrol Electronics, Inc. ("UTE") subsidiary filed for voluntary bankruptcy under Chapter 11 of the Federal Bankruptcy Code in April 1994 and commenced an orderly liquidation in October 1994. The Company expects that the final liquidation of UTE and related court approval will occur during calendar year 1996. At that time any final adjustments will be made. (For further information on this bankruptcy see the discussion in Item 7:Management's Discussion and Analysis of Financial Condition and Results of Operations, and
Note 16 to the Consolidated Financial Statements, in the Company's Form 10-K Report for the fiscal year ended September 30, 1995 which are incorporated herein by reference).

The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated statements of income. Prior year information contains ProQuip, Inc. ("ProQuip") results through its sale date (November 22, 1994) and the $6.8 million gain on its sale. (For further information on this transaction, see the discussion under the caption "Results of Operations: 1995 in Comparison with 1994", in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 17 to the Consolidated Financial Statements, in the Company's Form 10-K Report for the fiscal year ended September 30, 1995 which are incorporated herein by reference).

RESULTS OF OPERATIONS
- ---------------------
(Dollars in thousands)

                           SALES
                      Six months ended
                    --------------------
BUSINESS SEGMENT:    3/29/96     4/01/95            Change
- -----------------   --------    --------            ------
Technology           $ 4,939     $ 4,887           $    52
Test & Measurement    10,326      11,085              (759)
                      ------      ------            ------
TOTAL                $15,265     $15,972           $  (707)
                      ======      ======            ======


                         OPERATING
                       INCOME (LOSS)
                      Six months ended
                    --------------------
BUSINESS SEGMENT:    3/29/96     4/01/95            Change
- -----------------   --------    --------            ------
Technology           $   225     $  (934)          $ 1,159
Test & Measurement       794       1,556              (762)
                      ------      ------            ------
TOTAL                $ 1,019     $   622           $   397
                      ======      ======            ======

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Sales for the first six months of fiscal year 1996 versus the same period of fiscal year 1995 have decreased while operating income for the same period increased. However, excluding ProQuip, sales and operating income for the first six months have increased. The effect each business segment had on this change is outlined in the above table and discussed below.


TECHNOLOGY
- ----------
     The Technology segment reported a modest increase in sales as compared to the corresponding period last year, and generated an operating income of $225 thousand for the first half of the current fiscal year. This is a significant improvement from the $934 thousand operating loss recorded by the segment for the first six months of the previous fiscal year. A 15% rise in the Machinery & Components business area of the Technology division has contributed to the current growth in sales, while improved productivity and a favorable change in the blend of cost of sales components increased profitability. Furthermore, prior year results had been negatively impacted by a contract overrun of approximately $186 thousand, a $150 thousand inventory write-off, $105 thousand in losses from a business unit being deactivated, and a margin reversal of $42 thousand due to a customer bankruptcy.


TEST AND MEASUREMENT
- --------------------
     The Test & Measurement segment reported a 7% decrease in revenues and a 49% reduction in operating income compared to the same period last year. These decreases are attributable to the sale of ProQuip, a subsidiary which was sold by the Company in November 1994. ProQuip accounted for $2,584 thousand in sales and $714 thousand of operating profit during the comparable period in fiscal 1995. Excluding ProQuip, sales in fiscal 1996 have increased $1,825 thousand, or 21%, in comparison to last year, with Ling Electronics ("Ling"), the Advanced Products Division, and the LAB Division all reporting higher sales levels. Operating income, when excluding ProQuip, is $48 thousand, or 6%, less than last year. Advanced Products and LAB have produced an operating profit in each quarter. Ling incurred an operating loss during the second quarter, primarily due to inadequate margins, and, therefore, has incurred an operating loss for the first six months of the fiscal year,resulting in the 6% decline in operating income for the segment as a whole.
     As previously announced, the Company has reached an agreement in principle to sell Ling for an amount, to be paid in cash at closing, that approximates Ling's net book value; any resulting gain or loss on the transaction is not expected to be material. Proceeds of the sale will be used to reduce debt and as additional working capital. The transaction is subject to negotiation and execution of a definitive agreement and to the purchaser's completion of a "due diligence" review of Ling's business and assets, and is expected to be completed within the current fiscal year.

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OTHER
- -----
     In addition to the matters noted above, the Company's results for the first half of fiscal 1996 were favorably impacted by decreased interest expense, as a result of lower rates and reduced indebtedness, and by recognition of a $750 thousand contingency gain on the sale of ProQuip resulting from the expiration on February 22, 1996 of the escrow agreement in connection with the sale. These were partially offset by a $175 thousand accrual for settlement of a lawsuit, the establishment of a $134 thousand asset valuation reserve at Ling, and $99 thousand worth of one time labor charges being accrued. Also, the Company continues to benefit from net operating loss carryforwards and therefore has no federal income tax provision.


FINANCIAL CONDITION
- -------------------
     On November 22, 1994, the Company sold its ProQuip subsidiary for approximately $13.3 million, of which $750 thousand was placed in escrow for fifteen months to provide a fund for indemnity payments. As of February 22, 1996 (the escrow expiration date), no claims had been filed, nor was the Company aware of any circumstances which might give rise to future claims. Accordingly, the Company recognized the remaining $750 thousand gain from the sale during the second quarter of fiscal 1996.
     Negative working capital of $1,896 thousand at March 29, 1996 reflects a $2,490 thousand decline from September 30, 1995. The change in classification of the $3.0 million Note Payable (due December 31, 1996), from long-term to current liabilities, is the principal factor contributing to the decline in working capital. The Company anticipates that it will be able to meet its liquidity needs during the balance of the fiscal year (including all payments due on its indebtedness during fiscal 1996) from cash flow generated by its operations, from the pending sale of its Ling subsidiary (discussed under "Test and Measurement" above), and from borrowing under its existing line of credit. However, it presently does not expect those sources to generate sufficient funds to pay the Note Payable balance due on December 31, 1996. An extension or restructuring of the Note Payable will be required unless another source of financing can be secured. Moreover, the Company's ability to meet its liquidity needs is dependent upon the orderly liquidation of UTE,restructuring of the Note Payable, completion of the sale of Ling, and attaining overall profitability and positive cash flow from operations. There is no assurance that the Company will be able to achieve these objectives. (For further information, see the discussion under the caption "Liquidity and Capital Resources", in Item 7:Management's Discussion and Analysis of Financial Conditions and Results of Operations, and Note 13 to the Consolidated Financial Statements, in the Company's Form 10-K Report for the fiscal year ended September 30, 1995).

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION (continued)
- -------------------
     In May 1996, First Albany Companies ("FAC") completed its previously announced purchase of 909,091 shares of the Company's common stock (representing about 25% of the Company's outstanding shares) and certain rights relating to the Company's Note Payable (the outstanding balance of which, with accrued interest, is approximately $3.9 million). In connection with obtaining the approval of the Company's Board of Directors for this transaction, FAC indicated that it was its intention to assist in the recapitalization of the Company by, among other things, negotiating a restructuring of the Note Payable on terms which could include, among others, conversion of the obligation to preferred or common stock of the Company(at a price of not less than $1.50 per common share), and by raising approximately $2.0 million in additional equity capital for the Company through a private placement. However, no specific terms for a restructuring of the Note Payable agreement, or for the infusion of new equity capital, have yet been proposed, and no agreement has been reached on such matters; there is no assurance that any agreements will be reached for a restructuring of the Note Payable agreement or for the infusion of new equity capital, or that the terms of any such agreements that may be reached will be favorable to the Company. Any agreements that may be reached on these matters will be subject to approval by a majority of disinterested members of the Company's Board of Directors.
     At March 29, 1996, cash and cash equivalents were $115 thousand versus $78 thousand at September 30, 1995. Net cash provided from operations, including the release of the ProQuip escrow monies, was used to reduce, among other things, the line-of-credit and long-term debt, and to purchase capital equipment for the Company.

                           PART II   OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders, which had been scheduled for March 28, 1996, was adjourned before a vote was taken on the matters being submitted to shareholders. The adjourned meeting will reconvene on May 16, 1996 at 10 A.M. at the Company's Corporate Headquarters in Latham, New York, at which time shareholders will vote on the election of Directors and on ratification of the Board's selection of auditors.


Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

     Exhibit No.               Description
     -----------               -----------
         27                    Financial Data Schedule


(b) No Reports on Form 8-K were filed by the Company during the quarter ending March 29, 1996. Subsequent to the end of the quarter, the Company filed a Form 8-K Report, dated April 18, 1996, reporting under Item 5 thereof the Company's issuance of two press releases. The press releases related to (1) the approval that had been granted by the Company's Board of Directors, for purposes of Section 912 of the New York Business Corporation Law, with respect to the proposed purchase by First Albany Companies of 909,091 shares of the Company's common stock (representing about 25% of the Company's outstanding shares) and approximately $3.9 million of the Company's debt, and (2) an agreement in principle that had been reached for the sale of the Company's Ling Electronics, Inc. subsidiary. Copies of the press releases were filed as Exhibits to the Form 8-K Report.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             MECHANICAL TECHNOLOGY INCORPORATED

 5-13-96                                /s/  R. WAYNE DIESEL
- ---------                              ------------------------------------
(Date)                                 R. Wayne Diesel
                                       President & Chief Executive Officer




 5-13-96                                /s/  STEPHEN T. WILSON
- ---------                              ------------------------------------
(Date)                                 Stephen T. Wilson
                                       Chief Financial Officer