Form 10-Q
period 1996-06-28
MECHANICAL TECHNOLOGY INC
filed 1996-08-08
CIK 64463

=============================================================================
=============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549
                       ----------------------------------

                                    FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

    For the quarterly period ended June 28, 1996

/ / Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

    For the transition period from           to

                       ----------------------------------
                          Commission File Number 0-6890
                       ----------------------------------

                       MECHANICAL TECHNOLOGY INCORPORATED
             (Exact name of registrant as specified in its charter)


New York                                                      14-1462255
- ----------------------------------------                ---------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

968 Albany-Shaker Road, Latham, New York                         12110
- ------------------------------------------                    -------------
(Address of principal executive offices)                      (Zip Code)

                                 (518) 785-2211
                                 --------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
                                 --------------
(Former name,former address and former fiscal year,if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X     No
                                                     ---       ---

           Class                               Outstanding at June 28, 1996
- -----------------------------                 -----------------------------
Common Stock, $1.00 Par Value                          4,899,201 Shares
=============================================================================
=============================================================================

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES


                                      INDEX


                                                                   Page No.
                                                                   --------
Part I   Financial Information

  Consolidated Balance Sheets - June 28, 1996
     and September 30, 1995                                          3 - 4

  Consolidated Statements of Income -
     Three months and nine months ended
     June 28, 1996 and July 1, 1995                                    5

  Consolidated Statements of Cash Flows -
     Nine months ended June 28, 1996
     and July 1, 1995                                                  6

  Notes to Consolidated Financial Statements                           7

  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                             8 - 10

Part II    Other Information                                        11 - 12

Signature                                                             13

                         PART I   FINANCIAL INFORMATION
               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                       As of June 28, 1996 (Unaudited) and
         September 30, 1995 (Derived from audited financial statements)
                             (Dollars in thousands)

                                                      June 28,    Sept. 30,
                                                        1996        1995
                                                      --------    --------
ASSETS
Current Assets:
  Cash and cash equivalents                           $  1,907    $     78

  Trade accounts                                         6,264       6,896
  Other receivables                                         58          17
                                                       -------     -------
      Gross receivables                                  6,322       6,913
    Allowance for doubtful accounts                       (112)       (120)
                                                       -------     -------
      Net receivables                                    6,210       6,793

  Inventories:
    Raw materials and components                         2,187       2,116
    Work in process                                      2,357       1,119
    Finished goods                                         127         249
                                                       -------     -------
      Total inventories                                  4,671       3,484

  Escrow deposit                                             -         750

  Prepaid expenses & other
    current assets                                         689         461
                                                       -------     -------
    Total Current Assets                                13,477      11,566

  Other Assets:
    Excess of cost over net assets of
      acquired companies, net                               54          59
    Other                                                   30          60

  Property, Plant and Equipment:
    Cost                                                19,430      19,115
    Accumulated depreciation                           (16,760)    (16,317)
                                                       -------     -------
      Net Property, Plant and Equipment                  2,670       2,798
                                                       -------     -------
TOTAL ASSETS                                          $ 16,231    $ 14,483
                                                       =======     =======






The accompanying notes are an integral part of the consolidated financial statements.

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEETS (Continued)
                       As of June 28, 1996 (Unaudited) and
         September 30, 1995 (Derived from audited financial statements)
                             (Dollars in thousands)

                                                       June 28,    Sept.30,
                                                         1996        1995
                                                       --------    --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Line-of-Credit                                      $  1,021    $  1,446
  Note Payable                                           3,000           -
  Current installments on long-term debt                   604         738
  Income taxes payable                                      13          13
  Accounts payable                                       2,056       2,290
  Accrued liabilities                                    3,649       3,342
  Net liabilities of discontinued operations             1,131       2,756
  Payroll and other taxes withheld
    and accrued                                            476         387
                                                       -------     -------
      Total Current Liabilities                         11,950      10,972

Line-of-Credit, net of current portion                   1,600       1,962
Note Payable                                                 -       3,000
Long-term debt, net of current maturities                  857       1,260
Deferred income taxes and other credits                    764         779
                                                       -------     -------
      Total Liabilities                                 15,171      17,973

Shareholders' Equity:
  Common stock                                           4,902       3,569
  Paid-in capital                                       13,423      12,856
  Retained earnings - beginning of year                (19,837)    (22,759)
                    - current year                       2,646       2,922
  Foreign currency translation adjustment                  (20)        (20)
  Treasury stock                                           (29)        (29)
  Restricted stock grants                                  (25)        (29)
                                                       -------     -------
    Total Shareholders' Equity                           1,060      (3,490)
                                                       -------     -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 16,231    $ 14,483
                                                       =======     =======












The accompanying notes are an integral part of the consolidated financial statements.

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                    (Dollars in thousands, except per share)

                                    Three months ended   Nine months ended
                                    June 28,   July 1,  June 28,   July 1,
                                      1996      1995      1996      1995
                                    --------  --------  --------  --------
Product revenue                     $  4,772  $  3,411  $ 15,108  $ 14,806
Research & development revenue         2,018     3,247     6,947     7,824
                                     -------   -------   -------   -------
Total revenue                       $  6,790  $  6,658  $ 22,055  $ 22,630

Product cost of sales                  3,038     2,437     9,379     9,111
Research & development contract
 costs                                 1,375     2,355     4,589     6,330
Selling, general and administrative
 expenses                              2,118     1,678     6,240     5,637
Product development and
 research costs                          325       264       894     1,006
                                     -------   -------   -------   -------
Operating (loss) income
 from continuing operations         $    (66) $    (76) $    953  $    546

Interest expense                        (195)     (231)     (618)     (814)
Gain on sale of subsidiary, ProQuip        -         -       750     6,779
Other (expense) income, net             (184)      (42)     (530)     (155)
                                     -------   -------   -------   -------
(Loss) income from continuing
 operations before income taxes     $   (445) $   (349) $    555  $  6,356
Income tax expense                        36        11        52        79
                                     -------   -------   -------   -------
(Loss) income from continuing
 operations                         $   (481) $   (360) $    503  $  6,277
Income from discontinued
 operations                            2,143         -     2,143         -
                                     -------   -------   -------   -------
Net income (loss)                   $  1,662  $   (360) $  2,646  $  6,277
                                     =======   =======   =======   =======

Earnings (loss) per share:
 Continuing operations              $   (.14) $   (.10) $    .14  $   1.76
 Discontinued operations                 .60       .00       .60       .00
                                     -------   -------   -------   -------
 Earnings (loss) per share          $    .46  $   (.10) $    .74  $   1.76
                                     =======   =======   =======   =======









The accompanying notes are an integral part of the consolidated financial statements.

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                        Nine months ended
                                                       June 28,    July 1,
                                                         1996       1995
                                                       --------   --------
OPERATING ACTIVITIES
   Net income from continuing operations               $    503   $  6,277
   Adjustments to reconcile net income to net
     cash provided by continuing operations:
    Depreciation and amortization                           503        548
    Gain on sale of subsidiary                             (750)    (6,779)
    Provision for deferred income taxes                     (15)         1
    Accounts receivable reserve                              (8)        16
    Asset valuation reserve                                 144          -
    Foreign currency translation                              -          7
    Other                                                     1         12
   Changes in operating assets and liabilities
     of continuing operations:
    Accounts receivable                                     591      2,066
    Inventories                                          (1,187)    (1,063)
    Escrow deposit                                          750          -
    Prepaid expenses and other current assets              (228)       (34)
    Accounts payable                                       (234)       137
    Income taxes                                              -        326
    Accrued liabilities                                     396     (1,501)
                                                        -------    -------
Net cash provided by continuing operations             $    466   $     13
                                                        -------    -------
   Discontinued operations:
    Income from discontinued operations                   2,143          -
    Changes in net liabilities of
      discontinued operations                            (1,625)         -
                                                        -------    -------
Net cash provided by discontinued operations           $    518   $      -
                                                        -------    -------
Net cash provided by operations                        $    984   $     13
                                                        -------    -------
INVESTING ACTIVITIES
   Purchases of property, plant & equipment            $   (481)  $   (584)
   Proceeds from sale of subsidiary, ProQuip,
    net of cash balance and expenses                        750      9,125
                                                        -------    -------
Net cash provided in investing activities              $    269   $  8,541
                                                        -------    -------
FINANCING ACTIVITIES
   Net payments under line-of credit agreement         $   (787)  $ (1,418)
   Principal payments of long-term debt                    (537)    (8,750)
   Private placement of common stock,
    net of expenses                                       1,900          -
                                                        -------    -------
Net cash provided (used) in financing activities       $    576   $(10,168)
                                                        -------    -------
Increase (decrease) in cash and cash equivalents       $  1,829   $ (1,614)
Cash and cash equivalents - beginning of period              78      1,820
                                                        -------    -------
Cash and cash equivalents - end of period              $  1,907   $    206
                                                        =======    =======

The accompanying notes are an integral part of the consolidated financial statements.

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The management of the Company believes the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to fairly present the financial position as of June 28, 1996 and results of operations and changes in financial position for the nine months then ended.

2. The results of operations for the nine-month period ended June 28, 1996 are not necessarily indicative of the results to be expected for the full year.

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

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The Company's United Telecontrol Electronics, Inc. ("UTE") subsidiary filed for voluntary bankruptcy under Chapter 11 of the Federal Bankruptcy Code in April 1994 and commenced an orderly liquidation in October 1994. Final court approval occurred during the third quarter of fiscal 1996 and final financial adjustments were consequently made at that time to record the complete liquidation of UTE. However, the remaining balance of "Net liabilities of discontinued operations" represents a $1.1 million estimated maximum potential obligation associated with a majority owned subsidiary of UTE which has not been resolved. (For further information on this bankruptcy see the discussion in Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations, and
Note 16 to the Consolidated Financial Statements, in the Company's Form 10-K Report for the fiscal year ended September 30, 1995 which are incorporated herein by reference).

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

RESULTS OF OPERATIONS
- ---------------------
(Dollars in thousands)
                           SALES
                      Nine months ended
                    --------------------
BUSINESS SEGMENT:    6/28/96     7/01/95            Change
- -----------------   --------    --------            ------
Technology           $ 6,994     $ 8,163           $(1,169)
Test & Measurement    15,061      14,467               594
                      ------      ------            ------
TOTAL                $22,055     $22,630           $  (575)
                      ======      ======            ======
                         OPERATING
                       INCOME (LOSS)
                      Nine months ended
                    --------------------
BUSINESS SEGMENT:    6/28/96     7/01/95            Change
- -----------------   --------    --------            ------
Technology           $   (92)    $  (528)          $   436
Test & Measurement     1,045       1,074               (29)
                      ------      ------            ------
TOTAL                $   953     $   546           $   407
                      ======      ======            ======

     Sales for the first nine months of fiscal year 1996 versus the same period of fiscal year 1995 have decreased while operating income for the same period increased. Excluding ProQuip results from the prior year, both sales and operating income for the first nine months of fiscal year 1996 have increased. The effect each business segment had on this change is outlined in the above table and discussed below.

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


TECHNOLOGY
- ----------
     The Technology segment reported a $1,169 thousand decline in sales compared to the corresponding period last year, and has incurred an operating loss of $92 thousand for the first three quarters of the current fiscal year. The drop in sales is due to delays in the receipt of expected orders. The resulting operating loss is an improvement from the $528 thousand operating loss recorded by the segment for the first nine months of the previous fiscal year. A higher yielding sales mix and lower indirect expenses offset increased research and development costs to reduce the level of operating loss. In addition, prior year results had been negatively impacted by a contract overrun of approximately $186 thousand, a $150 thousand inventory write-off, $105 thousand in losses from a business unit being deactivated, and a margin reversal of $42 thousand due to a customer bankruptcy.


TEST AND MEASUREMENT
- --------------------
     The Test & Measurement segment reported a 4% increase in revenues and a $29k decline in operating income compared to the same period last year. Prior year results include ProQuip, a subsidiary which was sold by the Company in November 1994. ProQuip accounted for $2,584 thousand in sales and $714 thousand of operating profit during the comparable period in fiscal 1995. Excluding ProQuip, sales in fiscal 1996 have increased $3,178 thousand, or 27%, in comparison to last year, with Ling Electronics ("Ling"), the Advanced Products Division, and the LAB Division all reporting higher sales levels. Operating income, when excluding ProQuip, is $685 thousand greater than the first nine months of last year. Advanced Products and LAB have produced operating profit in each quarter of fiscal 1996, while Ling incurred an operating loss for the second consecutive quarter. Inadequate margins continue to negatively impact Ling, and consequently contribute to Ling's operating loss for the fiscal year.
     As previously announced, the Company has reached an agreement in principle to sell Ling for an amount, to be paid in cash at closing, that approximates Ling's net book value; any resulting gain or loss on the transaction is not expected to be material. Proceeds of the sale will be used to reduce debt and as additional working capital. The transaction is subject to negotiation and execution of a definitive agreement and to the purchaser's completion of a "due diligence" review of Ling's business and assets, and is expected to be completed within the current fiscal year.


OTHER
- -----
     In addition to the matters noted above, the Company's results for the first nine months of fiscal 1996 were further enhanced during the third quarter by the final court approval of the liquidation of the Company's UTE subsidiary, which generated $2,143 thousand in income from a discontinued operation. Furthermore, results were favorably impacted by decreased interest expense,due to lower rates and reduced indebtedness, and by recognition of a $750 thousand contingency gain on the sale of ProQuip. Moreover, the Company continues to benefit from net operating loss carryforwards and therefore has no federal income tax provision. These were partially offset by a $175 thousand accrual for settlement of a lawsuit, the establishment of a $144 thousand asset reserve at Ling, and $134 thousand worth of one time labor charges being accrued.

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
- -------------------
     On November 22, 1994, the Company sold its ProQuip subsidiary for approximately $13.3 million, of which $750 thousand was placed in escrow for fifteen months to provide a fund for indemnity payments. As of February 22, 1996 (the escrow expiration date),no claims had been filed, nor was the Company aware of any circumstances which might give rise to future claims. Accordingly, the Company recognized the remaining $750 thousand gain from the sale during the second quarter of fiscal 1996.
     On June 4, 1996, the Bankruptcy Court confirmed UTE's plan of liquidation under which the Company is released from all remaining liabilities related to UTE's bankruptcy. This resulted in the Company recording $2,143 thousand in income from discontinued operations during the third quarter of fiscal 1996. However, the remaining balance of "Net liabilities of discontinued operations" represents a $1.1 million estimated maximum potential obligation associated with a majority owned subsidiary of UTE which has not been resolved.
     Also in June 1996, the Company successfully raised $1.9 million (net of $100,000 in expenses) in new capital through a private placement of 1,333,333 shares of Common Stock, which sold at an offering price of $1.50 per share.
     Positive working capital of $1,527 thousand at June 28,1996 reflects a $933 thousand increase from September 30, 1995. Final liquidation of the Company's UTE subsidiary and the private placement of restricted common stock on June 28, 1996 have contributed to this favorable increase. Working capital, however, was negatively impacted by the reclassification of the $3.0 million Note Payable (due December 31, 1996), from long-term to current liabilities. The Company anticipates that it will be able to meet its liquidity needs during the balance of the fiscal year (including all payments due on its indebtedness during fiscal
1996) from cash flow generated by its operations, from the pending sale of its Ling subsidiary (discussed under "Test and Measurement" above), and from borrowing under its existing line of credit. However, the Company's ability to pay the balance due under the Note Payable on the December 31,1996 maturity date is dependent upon completion of the sale of Ling and attaining overall profitability and positive cash flow.
     First Albany Companies Inc. ("FAC")(which controls approximately 21% of the Company's outstanding Common Stock) has acquired certain rights relating to an obligation of the Company's creditor on the Note Payable and proposed to exchange its rights to that obligation for 1 million shares of the Company's Common Stock as part of a transaction in which the Company would be released from its obligation on the Note Payable and the Company's creditor on the Note Payable would be released from the obligation FAC has acquired. The creditor has not indicated a willingness to accept the proposal and the Company is not optimistic that the creditor's position will change in the near future. Unless a restructuring like that proposed by FAC is consummated, the Company will require a further extension, restructuring, or another source of financing to pay the balance due on December 31, 1996. There is no assurance that the Company will accomplish this objective.
     At June 28, 1996, cash and cash equivalents were $1,907 thousand versus $78 thousand at September 30, 1995. Net cash provided from operations,including the release of the ProQuip escrow monies, was used to reduce, among other things,the line-of-credit and long-term debt,to purchase capital equipment for the Company, and to build inventory balances in the manufacturing divisions.

                           PART II   OTHER INFORMATION


Item 1.  Legal Proceedings


     United Telecontrol Electronics, Inc. Bankruptcy
     -----------------------------------------------
     The Company's wholly owned subsidiary, United Telecontrol Electronics, Inc. ("UTE") of Asbury Park, New Jersey, filed for voluntary bankruptcy under Chapter 11 of the Federal Bankruptcy Code in April 1994. During October 1994, UTE commenced an orderly liquidation.
     On June 4, 1996, the United States Bankruptcy Court for the District of New Jersey confirmed the Plan of Liquidation of UTE. The Company recorded final liquidation adjustments during this current fiscal quarter which resulted in $2,143 thousand in income from discontinued operations. However, the remaining balance of "Net liabilities of discontinued operations"represents a $1.1 million estimated maximum potential obligation associated with a majority owned subsidiary of UTE which has not been resolved.


     Lawrence Group Inc. Lawsuit
     ---------------------------
     Lawrence Group Inc. ("LGI") (which controls approximately 17% of the Company's outstanding Common Stock) on May 10, 1996 filed suit in Supreme Court in Schenectady County, New York against the Company and FAC, alleging that the approval by the Company's Board of Directors of FAC's purchase of 909,091 shares of the Company's Common Stock was a nullity,and that FAC violated the disclosure requirements of federal securities laws in connection with its purchase of the shares. On May 15, 1996, the case was moved to United States District Court - Northern District of New York.
     The Company believes the LGI lawsuit to be without merit and is vigorously opposing it; it has filed a motion to dismiss all claims therein, but to date there has been no ruling on the motion.


Item 4.  Submission of Matters to a Vote of Security Holders


     The Company's Annual Meeting of Shareholders, which had been adjourned on March 28, 1996, was reconvened on May 16, 1996.The following were the results of the voting for the nominees for election to the Company's Board of Directors at the Annual Meeting. Having received the largest vote totals in favor of their election, Messrs. Apkarian, Diesel, Landgraf, O'Connor, Goldberg, and McNamee were elected to hold office for the ensuing year.

     Nominee                      In Favor             Withheld
     -------                    ------------          ----------
     Harry Apkarian               3,290,765             13,282
     R. Wayne Diesel              3,299,098              2,973
     Stanley I. Landgraf          3,301,485              2,673
     Albert W. Lawrence           1,245,968             12,358
     E. Dennis O'Connor           3,297,924              6,573
     Lawrence A. Shore            1,245,653             12,723
     Alan P. Goldberg             2,046,521                  0
     George C. McNamee            2,048,772                  0

Item 4.  Submission of Matters to a Vote of Security Holders (continued)


     The results of the voting on the proposal to approve the reappointment of Coopers & Lybrand as the Company's auditors were as follows:

      In Favor                   Opposed               Abstained
     ----------                -----------            -----------
      3,296,974                    810                   6,763

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
     Exhibit No.               Description
     -----------               -----------
         27                    Financial Data Schedule

(b) Two reports on Form 8-K were filed during the quarter ending June 28, 1996.

The Company filed a Form 8-K Report, dated April 18, 1996, reporting under Item 5 thereof the Company's issuance of two press releases. The press releases related to (1) the approval that had been granted by the Company's Board of Directors, for purposes of Section 912 of the New York Business Corporation Law, with respect to the proposed purchase by First Albany Companies of 909,091 shares of the Company's common stock (representing about 25% of the Company's outstanding shares) and approximately $3.9 million of the Company's debt, and
(2) an agreement in principle that had been reached for the sale of the Company's Ling Electronics,Inc. subsidiary. Copies of the press releases were filed as Exhibit 20.2 and 20.3 to the Form 8-K Report. No financial statements were filed as part of that report.

The Company filed a Form 8-K Report, dated May 16, 1996, reporting under Item 1 thereof a change in control of the registrant. As previously reported, First Albany Companies, Inc. ("FAC") in May 1996 acquired 909,091 shares of the Company's common stock, as a result of which FAC became the Company's largest shareholder. (For further information on this transaction, see the discussion in Part I: Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-Q Report for the quarter ending March 29, 1996). At the registrant's Annual Shareholders' Meeting held on
May 16, 1996, Messrs. George C. McNamee and Alan P. Goldberg, Co-Chief Executive Officers of FAC, were elected to the registrant's Board of Directors. Incumbent Directors Albert W. Lawrence and Lawrence A. Shore were not re-elected to the Board, and accordingly their terms as Directors of the registrant expired at the meeting; all other incumbent Directors were re-elected to the Board. The newly constituted Board elected George C. McNamee as its Chairman, re-elected R. Wayne Diesel as President and Chief Executive Officer, and voted to increase the number of Directors from 6 to 7. The Board then elected Dr. Beno Sternlicht, a co-founder of the Company, to fill the newly-created position. No financial statements were filed as part of that report.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                             MECHANICAL TECHNOLOGY INCORPORATED

 8-8-96                                 /s/  R. WAYNE DIESEL
- ---------                              ------------------------------------
(Date)                                 R. Wayne Diesel
                                       President & Chief Executive Officer




 8-8-96                                 /s/  STEPHEN T. WILSON
- ---------                              ------------------------------------
(Date)                                 Stephen T. Wilson
                                       Chief Financial Officer