Form 10-K
period 1996-09-30
MECHANICAL TECHNOLOGY INC
filed 1996-12-30
CIK 64463

Item 8 and portions of Items 6 and 7 are omitted pursuant to Rule 12b-25
==============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                  FORM 10-K

/X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
               For the fiscal year ended September 30, 1996
                                      or
/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934
            For the period from __________ to __________

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
The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant on December 13, 1996 (based on the last sale price of $2.00 per share for such stock reported by NASDAQ for that date) was approximately $6,503,372.

As of December 13, 1996, the registrant had 4,899,301 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
                Document               Where Incorporated into Form 10-K Report
          Proxy Statement for                        Part III
    Annual Meeting of Shareholders
     to be held on April 16, 1997

                                    PART I

ITEM 1:    BUSINESS

Mechanical Technology Incorporated and its subsidiaries produce products and render services in two business segments:

                *       Test and Measurement
                *       Technology

The major markets for these products and services are the electronics, aerospace, capital goods, and defense industries. 72% of the Company's revenues from operations were derived from product sales in the Company's fiscal year ended September 30, 1996; the remaining 28% of revenues were derived from technology support and research and development contracts.

Mechanical Technology Incorporated was incorporated in New York in 1961. Unless the context otherwise requires, the "registrant", "Company", "Mechanical Technology", and "MTI" refers to Mechanical Technology Incorporated and its subsidiaries. The Company's principal executive offices are located at 968 Albany-Shaker Road, Latham, New York 12110 and its telephone number is (518) 785-2211.

Significant Developments in the Business
----------------------------------------
During the third quarter of fiscal 1996 the Company announced it had reached an agreement in principle to sell its wholly owned subsidiary, Ling Electronics Inc. ("Ling"), of Anaheim, California, for an amount, to be paid in cash at closing, approximating Ling's net book value. A definitive agreement was negotiated and executed; however the buyer failed to obtain funding prior to the expiration date of the agreement. The Company has now discontinued efforts to sell Ling.

In June 1996, the Company successfully raised $1.9 million (net of $100 thousand in expenses) in new capital through a private placement of 1.3 million shares of Common Stock, which was sold at an offering price of $1.50 per share. The proceeds of this placement were applied to the Company's line of credit.

The Company's wholly owned subsidiary, United Telecontrol Electronics, Inc. ("UTE") of Asbury Park, New Jersey, filed a voluntary bankruptcy under Chapter 11 of the Federal Bankruptcy Code in April 1994. During October 1994, UTE commenced an orderly liquidation and final court approval occurred during the third quarter of fiscal 1996. Accordingly, the Company no longer includes Defense/Aerospace amongst its reportable business segments and UTE has been classified as a "discontinued operation" in the Company's Financial Statements. (See Note ___ to the accompanying Consolidated Financial Statements).

During November 1994, the Company sold all of the outstanding capital stock of its subsidiary, ProQuip Inc. ("ProQuip") of Santa Clara, CA for approximately $13.3 million. The sale resulted in a gain of approximately $6.8 million in fiscal 1995 and $750 thousand, as a result of the release of escrow funds, in fiscal 1996. (See Note ___ to the accompanying Consol-idated Financial Statements). ProQuip's financial results are included as part of the Company's Test and Measurement segment for prior fiscal year periods covered by this Form 10-K until November 22, 1994 (the date of its sale).

Business Segments
-----------------
The Company currently conducts business in two business segments: Test and Measurement and Technology. (Certain financial information regarding the Company's business segments is included in Note ___ to the accompanying Consolidated Financial Statements and is incorporated herein by reference.) In the Test and Measurement segment, the Company primarily produces products for sale, while in the Technology segment the Company primarily performs technology support and research and development under contract. The Company believes its technology support and research and development activities provide a competitive advantage to the product segments through the performance of related research which, for the most part, is funded by outside parties.

Test and Measurement

The Company derived 71% of its revenues from the Test and Measurement segment in 1996. Test and Measurement offers a wide range of technology-based equipment and systems for improved manufacturing, product testing, and inspection for industry. Business units in this segment include Ling Electronics Inc., Advanced Products Division, and L.A.B. Division. ProQuip Inc. was also included in this segment prior to its sale on November 22, 1994.

Ling Electronics Inc., of Anaheim, California, designs, manufactures, and markets electrodynamic shakers, high-intensity-sound transducers, and power amplifliers used to perform reliability testing and stress screening during product development and quality control. This mode of testing is used by industry and the military to reveal design and manufacturing flaws in a broad range of precision products, from satellite parts to computer components. Recent Ling products for power and frequency conversion and "clean power" applications include systems capable of output up to 432 kVA.

The Advanced Products Division designs, manufactures, and markets high-performance test and measurement instruments and systems. These products are categorized in two general product families: noncontact sensing instrumentation and computer-based balancing systems. The noncontact sensing instrumentation products utilize fiber optic, laser and capacitance technology to perform high precision position measurements for product design and quality control inspection requirements. Computer-based balancing systems include an on-wing jet engine balancing system used by both commercial and military aircraft fleet maintenance personnel.

The L.A.B. Division designs, manufactures, and markets mechanically- and hydraulically-driven test systems for package and product reliability testing. Among other uses, this equipment simulates the conditions a product will encounter during transportation and distribution including shock, compression, vibration, and impact. This type of testing is widely conducted by businesses involved in product design, packaging, and distribution.

The business units in the Test and Measurement segment have numerous customers and are not dependent upon a single or a few customers.

Technology

The Technology segment includes the Technology Division and Turbonetics Energy, Inc. The Company derived 29% of its revenues from the Technology segment in 1996. The Technology segment engages in technology commercialization/product development, provides technical support to the Company's other divisions, has initiated several strategic/teaming relationships with other companies, and performs contract research, development, engineering, and technical services for government and commercial customers.

The Technology Division is structured into two business areas:
Measurement & Diagnostics and Power & Energy Systems.

The Measurement & Diagnostics business area provides hardware and software for machine monitoring; develops sensor technology for imaging, control, and measurement; and is developing new applications for biomedical markets. This business area develops hardware and software that determines physical parameters, the health of machines, and the quality of products that machines produce. Key markets include the U.S. Air Force and several major utilities. Measurement & Diagnostics employs proprietary fiber-optic, capacitance, and laser sensors and software technology for imaging, control, and measurement. The Technology Division currently deploys an integrated structured-light mapping and 3D visualization system to support DOE environmental remediation. In partnership with a major clinic, Measurement & Diagnostics is capitalizing on the Company's strengths in sensors, instrumentation, software, and machinery dynamics to create new applications for the biomedical market.

The Power & Energy Systems business area is a leader in fuel cell development, develops electronic controls for hybrid vehicles, markets high-efficiency turbines, and develops advanced technology for rotating machinery systems. Power & Energy currently is developing fuel cell technology for both automotive and utility industry applications. This business area is developing prototype hybrid electric vehicle controls which support the introduction of fuel cell technology into the automotive market. The business area is capable of producing high-efficiency turbines, ranging in size from one to ten megawatts, in the event that deregulation of utility markets triggers demand. Power & Energy Systems also has expertise in magnetic bearings, hybrid bearings, and high-efficiency compressors.

Finally, Turbonetics Energy Inc. ("Turbonetics") previously manufactured and sold a commercial line of high efficiency steam turbines for electric power generation in the 1 to 10 MW range, through waste heat recovery application. Turbonectics is presently inactive, and activities related to this product line are being conducted within the Technology Division.

The Technology segment, either directly or as a subcontractor, received approximately 73% of its 1996 revenues (versus 77% in 1995) from various agencies of the U.S. Government; approximately 69% of the segment's revenues were derived from two agencies, the Departments of Defense and Energy. Contracts with the U.S. Government are subject to termination, at any time, by the Government either for convenience or for other causes as determined by the contracts. The Technology segment has had no government contracts terminated which when terminated resulted in a material adverse effect on the Company.

Backlog

The backlog of orders believed to be firm as of September 30, 1996 and 1995 is as follows:
                                          1996          1995
                                         ------        ------
                                            (In thousands)

Technology                              $ 1,572       $ 2,809

Test and Measurement                      6,970         4,502
                                         ------        ------
        Total                           $ 8,542       $ 7,311
                                         ======        ======
All amounts shown above have been awarded by government agencies or released to manufacture by commercial customers; however, approximately $40 thousand of the orders included in the September 30, 1996 backlog may not be filled during the Company's current fiscal year (as compared to approximately $70 thousand not expected to be so filled at the end of the prior year).


Marketing and Sales
-------------------
The Company sells its products and services through a combination of a direct sales force, manufacturer's representatives, distributors and commission salesmen. Each business unit is responsible for its own sales organization. Typically, the Company's product businesses employ regional manufacturer's representatives on an exclusive geographic basis to form a nationwide or worldwide distribution organization; the business unit is responsible for marketing and sales management and provides the representatives with sales and technical expertise on an "as-required" basis. To a great extent, the marketing and sales of the Company's larger products and systems consist of a joint effort by the business unit's senior management, its direct sales force, and manufacturer's representa-tives to sophisticated customers. The manufacturer's representatives are compensated on a commission basis.

The Company's technology support and research and development services are sold on a direct basis. Reputation and personal contacts within the specialized technical areas are critical to the identification and receipt of support contracts. The Company believes it has an excellent reputation within the technical areas in which it operates.


Research and Development
------------------------
The Company conducts considerable research and development. The following table summarizes company- and customer-sponsored expenditures on technology support, research and development, and product development for the last three years:

                                    1996       1995       1994
                                   ------     ------     ------
                                          (In thousands)
     Company-Sponsored            $ 1,263    $ 1,425    $ 3,270

     Customer-Sponsored             5,946      8,492      7,742
                                   ------     ------     ------
                Total             $ 7,209    $ 9,917    $11,012
                                   ======     ======     ======

While the amount estimated above as customer-sponsored research activities is often not directly related to the development of new products or the improvement of existing products, it is the belief of the Company that these expenditures contribute to the growth of the Company's technological base.


Product Protection
------------------
The Company holds numerous patents and rights in various fields of technology. However, these patents, either individually or collectively, are not believed to be material to the success of any of the Company's business segments. The technology of the Company is generally an advancement of the "state of the art", and the Company expects to maintain a competitive position by continuing such advances rather than relying on patents. Licenses to other companies to use Company-developed technology have been granted. Licenses which have been granted or agreed to be granted have been and are expected to be of benefit to the Company, though royalty income received in recent years has not been material in amount and is not expected to be material in the foreseeable future.


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


Employees
---------
The total number of employees of the Company and its subsidiaries was 233 as of September 30, 1996, compared to 232 as of the beginning of the fiscal year.


Executive Officers
------------------
The executive officers of the registrant (all of whom serve at the pleasure of the Board of Directors), their ages, and the position or office held by each, are as follows:

        Position or Office                   Name              Age
       --------------------             --------------        -----

Chief Executive Officer                 R. Wayne Diesel         51
 and a Director

President and Chief                     Martin J. Mastroianni   52
 Operating Officer

Chief Financial Officer                 Stephen T. Wilson       44

Vice-President and General Manager      Douglas McCauley        48
 Technology Division

President and Chief Operating Officer,	Stephen S. Sullivan    	62
 Ling Electronics Inc.

Vice-President and General Manager,     Denis P. Chaves         56
 LAB Division and Advanced
 Product Division


Mr. Diesel was elected Chief Executive Officer of the Company in February 1994, and prior to December 1996, also held the title of President. Prior to February 1994, he had been Chief Financial Officer since 1991 and President since March 1993 of Lawrence Management Group, and Treasurer of the Lawrence Insurance Group, Inc. since March 1993. From 1988 until his association with Lawrence Group, Inc., Mr. Diesel was Administrative Vice President responsible for corporate administration, human resources and strategic planning at KeyCorp. Previously, he held various executive positions with the State of New York.

Mr. Mastroianni was appointed President and Chief Operating Officer of the Company in December 1996. Prior to joining the Company, he served most recently as Director, Transmission Power Delivery for the Electric Power Research Institute (EPRI) where he was employed since 1992. Previously, between 1973 to 1992, he held senior management positions in the technology driven test and measurement industries with Vacuum Components, Inc., Tenney Engineering, Inland Vacuum Industries, Halocarbon Products, Inc., and Allied Signal Corporation.

Mr. Wilson joined the Company in March 1995 and was appointed Chief Financial Officer. Prior to joining the Company, he had been the Manager-Corporate Accounting/Banking of Lawrence Management Group since January 1991. Prior to 1991, he held various management positions with Fleet Financial Group.

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

Owned Properties

The Company's corporate headquarters and certain of its research and development and manufacturing facilities are located in a three-building complex of approximately 103,000 square feet on 38 acres in Latham, New York, which is owned by the Company. This complex is divided approximately equally between office and laboratory-manufacturing areas. Corporate staff, the Technology segment, and the Advanced Products Division (part of the Test and Measurement segment) are located at the Latham facility.

The property referred to in the preceding paragraph is subject to mortgages to secure the Company's indebtedness described in Note ___ to the accompanying Consolidated Financial Statements.


Leased Properties

The Company and its subsidiaries lease the following facilities in which its various business units conduct operations; generally, these are stand-alone low-rise buildings containing primarily manufacturing space, with some portion of each used for office space.



                    Approximate                               Lease
  Location          Square feet      Segment Used By         Expires
 ----------        -------------  ---------------------    -----------
Anaheim, CA           85,000       Test and Measurement     June,1998

Malta, NY             18,000       Technology               Dec.,1999

Skaneateles, NY       18,000       Test and Measurement     June,1998



In addition to the above properties, the Company and its subsidiaries lease several small offices for field engineering and/or marketing personnel at various locations in the United States and United Kingdom.


ITEM 3:    LEGAL PROCEEDINGS

At any point in time, the Company and its subsidiaries may be involved in various lawsuits or other legal proceedings; these could arise from the sale of products or services or from other matters relating to its regular business activities, could relate to compliance with various governmental regulations and requirements, or could be based on other transactions or circumstances. The Company does not believe there are any such proceedings presently pending which, if ultimately resolved in a manner adverse to the Company, could have a material adverse effect on the Company's financial position except for the matters described in Note ___ to the accompanying Consolidated Financial Statements (which description is incorporated herein by reference),and the matter discussed below (as to which matter the Company considers the likelihood of a material adverse outcome to be remote).

In October 1989, the Environmental Protection Agency (EPA) issued an Order alleging that there has been a release of hazardous materials into the environment at a site in Malta, New York (the "Site") at which the Company leased a facility and directing the "potentially responsible parties" ("PRPs"), including the Company, to undertake a remedial investigation and feasibility study (RI/FS) of the Site. The Company, however, believes that it is not responsible for any release of hazardous substances that may have occurred at the Site, and has denied any liability for the matter.

In August 1996, after the Site investigation was completed, EPA demanded that a remedial plan be undertaken by the PRPs and that EPA be reimbursed for cost it incurred with respect to the Site. Efforts have been underway between the PRPs and EPA to negotiate a settlement of all claims; a tentative settlement has been negotiated among the PRPs but has not yet been approved by EPA. There is no assurance that the proposed settlement will be completed, however the Company considers the likelihood of a material adverse outcome to be remote and does not expect that any expense or liability it may incur as a result of this matter in the future will be material.

ITEM 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the registrant's security holders during the fourth quarter of fiscal 1996.


                                    PART II

ITEM 5:     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS

Price Range of Common Stock
---------------------------
Since August 1994, the Company's Common Stock has been traded on the over-the-counter market and is listed under the symbol MKTY on NASD's electronic OTC Bulletin Board. Set forth below are the highest and lowest prices at which shares of the Company's Common Stock have been traded during each of the Company's last two fiscal years.
                                     High            Low
Fiscal Year 1996                    ------          -----
        First Quarter                1-1/8            3/8
        Second Quarter               3-1/2            5/16
        Third Quarter                3-1/4          1-1/2
        Fourth Quarter               2-7/8          1-3/4

Fiscal Year 1995
        First Quarter                  3/8            1/16
        Second Quarter               1-3/8            3/8
        Third Quarter                2              1-1/4
        Fourth Quarter               1-5/8           15/16

Number of Equity Security Holders
---------------------------------
                                           Approximate Number of Record
        Title of Class                     Holders* (as of December 13,1996)
      ------------------                   ---------------------------------
Common Stock, $1.00 Par Value				535
-----------------------------

*In addition, there are approximately 505 beneficial owners holding stock in "street" name.

Dividends
---------
The Company has never paid cash dividends on its Common Stock. Subject to the terms of the Company's loan agreements (described in Note ___ to the accompanying Consolidated Financial Statements), under which the payment of cash dividends is currently prohibited, the payment of dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Company. The Company does not anticipate paying dividends in the foreseeable future.


ITEM 6:    SELECTED FINANCIAL DATA

The following table sets forth summary financial information regarding Mechanical Technology Incorporated for the years ended September 30, as indicated:

                      (In thousands, except per share amounts)


                          1996      1995      1994      1993      1992
                         ------    ------    ------    ------    ------
Net Sales               $31,901   $29,748   $40,234   $41,500   $42,462
Income (Loss) from
  Continuing Operations     509(1)  2,922(2)    141     1,162      (335)

Net Income (Loss)         3,748     2,922   (24,378)    1,056        57

Earnings (Loss) Per
Share:
  From Continuing
   Operations               .13       .82       .04       .33      (.09)
  Net Income (Loss)         .96       .82     (6.91)      .30       .02


As of September 30:
  Total Assets           14,452    14,483    25,317    42,428    38,890
  Long-term Obligations     *       6,222     2,144(3) 11,699    13,142
* omitted pursuant to Rule 12b-25.
---------
(1) Includes $750 thousand gain from the sale of ProQuip resulting from the release of escrow funds. (See Note ___ to the accompanying
Consolidated Financial Statements).

(2) Includes ProQuip (sold in November 1994) results through the sale date and the $6.8 million gain on its sale. All prior periods include the results of ProQuip. (See Note ___ to the accompanying Consolidated Financial Statements).

(3) Does not include approximately $8.0 million classified as a current liability and paid in the first quarter of fiscal year 1995 from the net proceeds received from the sale of ProQuip in November 1994.

Consistent with 1996 data, prior years have been restated to reflect the Defense/Aerospace segment as a discontinued operation. (See Note ___ to the accompanying Consolidated Financial Statements).


There were no cash dividends on common stock declared for any of the periods presented.



ITEM 7:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

As described in Note ___ to the accompanying Consolidated Financial Statements, the Company's United Telecontrol Electronics, Inc. ("UTE") subsidiary filed for voluntary bankruptcy under Chapter 11 of the Federal Bankruptcy Code in April 1994 and commenced an orderly liquidation in October 1994. In June 1996 the Bankruptcy Court confirmed UTE's plan of liquidation under which the Company was released from all remaining liabilities related to UTE's bankruptcy. Accordingly, UTE's results and the impact of the liquidation on the Company's results have been classified as "discontinued operations" in the Consolidated Financial Statements.

The Company recorded the effect of the final liquidation of UTE during fiscal year 1996. Final adjustments to the Company's financial statements as a result of the UTE bankruptcy are reflected in income from discontinued operations. For 1996, income from discontinued operations of $3.2 million was recorded as a result the Company's release from all remaining liabilities . No income (loss) from discontinued operations was recorded for fiscal year 1995, and a $24.5 million net loss was recorded in 1994 for discontinued operations, including $15.4 million to write down all assets to net realizable value and establish a reserve for estimated future termination and liquidation cost.

In November 1994, the Company sold its ProQuip Inc. ("ProQuip") subsidiary for approximately $13.3 million, of which $750 thousand was placed in escrow for fifteen months to provide a fund for indemnity payments. As of February 22, 1996 (the escrow expiration date), no claim had been filed, nor was the company aware of any circumstances which might give rise to future claims. Accordingly, the Company recognized the remaining $750 thousand gain from the sale during the second quarter of fiscal 1996. Prior year information contains ProQuip results through its sale date (November 22, 1994) and the $6.8 million gain on its sale. (See Note ___ to the accompanying Consolidated Financial Statements).

Results of Operations: 1996 in Comparison with 1995
---------------------------------------------------
[Omitted pursuant to Rule 12b-25.]

Results of Operations: 1995 in Comparison with 1994
---------------------------------------------------
The following discussion and analysis relates only to the Company's continuing operations which included ProQuip prior to its sale in November 1994:

Sales for 1995 of $29.7 million were $10.5 million or 26.1% lower than 1994. The decrease in sales was entirely attributable to the sale of ProQuip. Excluding ProQuip, sales increased $2.2 million or 8.6% in 1995 as compared to 1994.

Selling, general and administrative expenses for 1995 were 27.2% of sales, versus 24.7% in 1994. Product development and research costs for 1995 were 4.8% of sales versus 8.1% in 1994. The Company continued to narrow the focus of its internal research and development activities. Due to continuing operating and cash flow losses at Ling Electronics, Inc. ("Ling"), a $1.6 million impairment loss was recognized in 1995 to reduce the carrying value of the Company's investment in that subsidiary.

As reported in Note ___ to the accompanying Consolidated Financial Statements, the Company sold its ProQuip subsidiary for $13.3 million which resulted in a gain of $6.8 million before income taxes.

1995 income from continuing operations of $2.9 million was $2.8 million higher than 1994. The increase is attributed to the $6.8 million gain on the sale of ProQuip reduced by the $1.6 million impairment loss on Ling; in addition, 1994 included a $1.9 million gain on the sale of a building.

The Test and Measurement segment's financial results include ProQuip until November 22, 1994, the date of its sale. The Test and Measurement segment recorded sales of $18.1 million in 1995, $11.6 million lower than the $29.7 million in 1994. The decrease in sales was entirely attribut-able to the sale of ProQuip. Excluding ProQuip, the Test and Measurement segment reported a sales increase of $1.1 million or 7.4%. LAB, Advanced Products, and Ling divisions reported sales increases of 28%, 11%, and 3%, respectively. The Operating results of the Test and Measurement segment for 1995 were a $2.0 million loss (including an impairment loss of $1.6 million; see Note ___ to the accompanying Consolidated Financial Statements) as compared to a $2.2 million profit in the prior year. Excluding ProQuip and the impairment loss, the operating results were a $1.1 million loss as compared to a $1.9 million loss or a $800 thousand reduction in operating losses, 1995 compared to 1994. All divisions reported improvements, however, Ling reported an operating loss of $2.0 million (excluding impairment loss) for 1995 compared to $2.6 million loss for 1994. Ling's poor results reflect continued inadequate margins, unfavorable adjustments to inventory, account receivable write-offs, and severance cost associated with work force reductions. Export license restrictions on certain of Ling's products, imposed in the first quarter of the fiscal year 1995, caused numerous inefficiencies and delays in shipments.

The Technology segment recorded sales of $11.6 million in 1995, $1.1 million or 10% higher than the $10.5 million recorded in 1994. The operating loss for 1995 was $463 thousand or a $1.4 million improvement from the $1.9 million loss recorded in 1994. The segment's performance was favorably impacted by work completed on a major new order along with lower product development and selling expenses, partially offset by a contract cost overrun of $243 thousand, and inventory write-offs of $160 thousand on a contract with performance contingencies and $150 thousand on the unsuccessful funding of an anticipated project.

Liquidity and Capital Resources
-------------------------------
[Omitted pursuant to Rule 12b-25.]

ITEM 8:    FINANCIAL STATEMENTS

[Omitted pursuant to Rule 12b-25.]


ITEM 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

None.



                                   PART III


ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Executive Officers" in Item 1 of this Form 10-K Report, and the information which will be set forth in the section entitled "Election of Directors", and under the captions "Security Ownership of Certain Beneficial Owners" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in the section entitled "Additional Information", in the definitive Proxy Statement to be filed by the registrant, pursuant to Regulation 14A, for its Annual Meeting of Shareholders to be held on April 16, 1997 (the "1997 Proxy Statement"), is incorporated herein by reference.


ITEM 11:   EXECUTIVE COMPENSATION

The information which will be set forth under the captions "Executive Compensation", "Compensation Committee Report", "Compensation Committee Interlocks and Insider Participation", "Employment Agreements", and "Directors Compensation", in the section entitled "Additional Infor-mation" in the registrant's 1997 Proxy Statement, is incorporated herein by reference.


ITEM 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT

The information which will be set forth under the captions "Security

Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the section entitled "Additional Information" in the registrant's 1997 Proxy Statement is incorporated herein by reference.



ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information which will be set forth under the caption "Certain Information Regarding Nominees" in the section entitled "Election of Directors", and under the captions "Directors Compensation", "Security Ownership of Certain Beneficial Owners", and "Certain Relationships and Related Transactions", in the section entitled "Additional Information", in the registrant's 1997 Proxy Statement is incorporated herein by refer-ence.

                                    PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K


(a)	The financial statements to be filed herewith are omitted pursuant to Rule 12b-25.

        The following exhibits are filed as part of this Report:

   Exhibit
    Number             Description
  ---------           -------------
     2.1              Purchase Agreement, dated as of November 23,
                      1994, among the Registrant, ProQuip Inc. and
                      Phase Metrics.(7)

     3.1 Certificate of Incorporation of the registrant, as amended.(1)

     3.2              By-Laws of the registrant, as amended.

     4.1 Certificate of Amendment of the Certificate of Incorporation of the registrant, filed on March 6, 1986 (setting forth the provisions of the Certificate of Incorporation,as amended, relating to the authorized shares of the registrant's Common Stock) - included in the copy of the registrant's Certificate of Incorporation, as amended, filed as Exhibit 3.1 hereto.

     4.20 Loan Agreement, dated as of June 1, 1987, between the registrant and Chase Lincoln
                      First Bank, N.A. ("Chase Lincoln"), relating to a $20,000,000 term loan to finance the registrant's acquisition of United

                      Telecontrol Electronics, Inc. (the "UTE Loan
                      Agreement").(1)

     4.21 First Amendment to Loan Agreement, dated as of September 30, 1988, amending certain provisions of the UTE Loan Agreement.(1)

     4.22 Second Amendment to Loan Agreement, dated as of February 21, 1990, amending certain provisions of the UTE Loan Agreement.(1)

     4.24 Third Amendment to Loan Agreement, dated as of January 1, 1991, amending certain provisions of the UTE Loan Agreement.(2)

     4.25 Form of Note, in the amount of $9,181,700, executed by the registrant on January 1, 1991 to evidence its indebtedness under the UTE Loan Agreement.(2)

     4.26 Form of Note, in the amount of $2,000,000, executed by the registrant on January 1, 1991 to evidence its indebtedness under the UTE Loan Agreement.(2)

     4.27 Form of Note, in the amount of $1,000,000, executed by the registrant on January 1, 1991 to evidence its indebtedness under the UTE Loan Agreement.(2)

     4.28 Mortgage, dated January 31, 1991, executed by the registrant in favor of Chase Lincoln and securing the registrant's obligation to Chase Lincoln, including those under the UTE and ProQuip Loan Agreements.(2)

     4.30 Loan Agreement, dated as of September 30, 1988, between the registrant and Chase Lincoln relating to an $8,000,000 term loan to finance the registrant's acquisition of ProQuip, Inc. (the "ProQuip Loan Agreement").(1)

     4.31             Negative Pledge Agreement, dated as of
                      September 30, 1988, executed by the
                      registrant in favor of Chase Lincoln in
                      connection with the ProQuip Loan
                      Agreement.(1)

     4.32 Security Agreement, dated as of September 30, 1988, executed by the registrant in favor of Chase Lincoln and securing the registrant's obligations to Chase Lincoln, including those under the UTE and ProQuip

                      Loan Agreements (the "Chase Lincoln
                      Security Agreement").(1)

     4.33 First Amendment to Loan Agreement, dated as of February 21, 1990, amending certain provisions of the ProQuip Loan Agreement.(1)

     4.34             Form of Note, in the amount of
                      $3,375,817.80, executed by the registrant on February 21, 1990 to evidence its indebtedness under the ProQuip Loan
                      Agreement.(1)

     4.35 Amendment Number One to Security Agreement, executed by the registrant on February 21, 1990, amending the Chase Lincoln Security
                      Agreement.(1)

     4.36 Mortgage, dated February 21, 1990, executed by the registrant in favor of Chase Lincoln and securing the registrant's obligations to Chase Lincoln, including those under the UTE and ProQuip Loan Agreements.(1)

     4.37 Second Amendment to Loan Agreement, dated as of January 1, 1991, amending certain provisions of the ProQuip Loan
                      Agreement.(2)

     4.38             Mortgage Modification and Allocation
                      Agreement, dated January 1, 1991, executed by the registrant and Chase Lincoln.(2)

     4.40 Form of Payment Guaranty, dated as of September 1, 1988 [as of September 30, 1988, in the case of ProQuip, Inc.], executed by the subsidiaries of the registrant in favor of Chase Lincoln and guaranteeing payment of the registrant's obligations to Chase Lincoln, including those under the UTE and ProQuip Loan Agreements.(1)

     4.41 Form of Negative Pledge Agreement, dated as of September 30, 1988, executed by the subsidiaries of the registrant in favor of Chase Lincoln in connection with the ProQuip Loan Agreement.(1)

     4.42 Form of Security Agreement, dated as of September 30, 1988, executed by the subsidiaries of the registrant in favor of Chase Lincoln and securing the registrant's obligations to Chase Lincoln, including those under the UTE and ProQuip Loan Agreements.(1)

     4.43 Acknowledgment, Confirmation and Further Agreement, made as of February 21, 1990, executed by the subsidiaries of the registrant in favor of Chase Lincoln with respect to the registrant's obligations under the UTE and ProQuip Loan Agreements.(1)

     4.50 Debt Restructure Agreement, made as of February 21, 1990, between the registrant, Chase Lincoln, and Manufacturers Hanover Trust Company ("Manufacturers Hanover"), providing for a restructuring of the registrant's indebtedness to Chase Lincoln under the UTE and ProQuip Loan Agreements and of the registrant's outstanding indebtedness to Manufacturers Hanover (the "MHTCo. Existing Debt"), among other things.(1)

     4.55 Second Amendment to Debt Restructure Agreement, made as of January 1, 1991, between the registrant, Chase Lincoln, and Manufacturers Hanover, amending certain provisions of the Debt Restructure Agreement.(2)

     4.56 Second Debt Restructure Agreement, as of July 22, 1992, between the registrant, Chase Lincoln First Bank, N. A. ("CLFB"), and Chemical Bank ("Chemical"), as successor in interest to Manufacturers Hanover Trust Company, providing for a restructuring of the registrant's indebtedness to CLFB under the UTE and ProQuip Loan Agreements and of the registrant's outstanding indebtedness to Chemical, among other things.(3)

     4.63             Promissory Note, in the amount of
                      $4,000,000 and dated July 22, 1992,
                      executed by the registrant to evidence its indebtedness to Chemical from time to time with respect to a line of credit in such amount (The Chemical Line of Credit).(3)

     4.64 Form of Payment Guaranty, dated as of July 24, 1992, executed by Masco Corporation in favor of Chemical and guaranteeing payment of the registrant's obligations to Chemical under the Chemical Line of Credit.(3)

     4.65             Promissory Note, in the amount of
                      $4,000,000 and dated October 31, 1994,
                      extending the maturity date of the
                      Promissory note dated July 22, 1992,
                      executed by the registrant to evidence its indebtedness to Chemical under The Chemical
                      Line of Credit.(8)

     4.66 Promissory Note, in the amount of $4,000,000 and dated October 31, 1995, extending the maturity date of the Promissory note dated October 31, 1994, executed by the registrant to evidence its indebtedness to Chemical under The Chemical Line of Credit.(9)

     4.67 Form of Payment Guaranty, dated October 31, 1995 executed by Masco Corporation in favor of Chemical and guaranteeing payment of the registrant's obligations to Chemical under the Chemical Line of Credit.(9)

     4.80 Amended and Restated Loan Agreement, dated as of July 22, 1992, between the registrant and Chase Lincoln First Bank, N.A., which amends, restates, combines, and supersedes in full the UTE and the ProQuip loan agreements.(3)

     4.81 Form of Note, in the amount of $5,000,000, executed by the registrant on July 24, 1992 to evidence its indebtedness to CLFB under the July 22, 1992 Loan Agreement.(3)

     4.82 Form of Note, in the amount of $7,984,770, executed by the registrant on July 24, 1992 to evidence its indebtedness to CLFB under the July 22, 1992 Loan Agreement.(3)

     4.83             Additional Mortgage Note, dated July 24,
                      1992, executed by the registrant in favor of CLFB and securing the registrant's obligation to CLFB under the Loan Agreement.(3)

     4.84 Additional Mortgage and Security Agreement, dated as of July 22, 1992, executed by the registrant in favor of CLFB and securing the registrant's obligations to CLFB.(3)

     4.85 Mortgage Consolidation, Spreader, Modification Extension and Security Agreement, dated July 22, 1992, executed by the registrant and CLFB.(3)

     4.86 Confirmation of Guaranties and Security Agreements, dated July 22, 1992, executed by subsidiaries of the registrant in favor of CLFB with respect to the registrant's obligations to CLFB.(3)

     4.87 Consent and waiver, dated December 21, 1993, from CLFB to the registrant with respect to the Amended and Restated Loan Agreement.(5)

     4.88 Amendment One to Amended and Restated Loan Agreement, dated as of August 1, 1994, between the registrant and Chase Manhattan Bank, N. A. which amends the Amended and Restated Loan Agreement to defer the payment due on June 30, 1994.(6)

     4.89 Amendment Two to Amended and Restated Loan Agreement with waiver, dated as of November 22,1994, between the registrant and Chase Manhattan Bank, N. A. which amends the Amended and Restated Loan Agreement and waives any existing defaults.(8)

     4.90 Additional Mortgage and Security Consolidation Agreement, dated as of October 6, 1995 executed by the registrant in favor of Chase Manhattan Bank, N.A. and securing the registrant's obligations to Chase Manhattan Bank, N.A.(9)

     4.91 Form of Note, in the amount of $340,000, executed by the registrant on October 6, 1995 to evidence its indebtedness to Chase
                      Manhattan Bank, N.A. under the July 22, 1992
                      Loan Agreement.(9)

     4.92 Amendment Three to Amended and Restated Loan Agreement with waiver, dated as of November 30, 1995, between the registrant and Chase Manhattan Bank, N. A. which amends the Amended and Restated Loan Agreement and waives any existing defaults.(9)

     10.1 Mechanical Technology Incorporated Restricted Stock Incentive Plan - filed as Exhibit 28.1 to the registrant's Form S-8 Registration
                      Statement No. 33-26326 and incorporated herein by reference.

     10.3             MTI Employee 1982 Stock Option Plan.(1)

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

     10.9 Agreement, dated May 30, 1995, between FCCC and the registrant, extending the maturity of the Agreement dated December 14, 1994 relating to an advance against certain receivables.(9)

     10.10 Agreement, dated June 28, 1995, between FCCC and the registrant, extending the maturity of the Agreement dated December 14, 1994 relating to an advance against certain receivables.(9)

     10.11 Agreement, dated September 21, 1995, between FCCC and the registrant, extending the maturity of the Agreement dated December 14, 1994 relating to an advance against certain receivables.(9)

     10.12 Agreement, dated October 25, 1995, between FCCC and the registrant, extending the maturity of the Agreement dated December 14, 1994 relating to an advance against certain receivables.(9)

     10.13            Agreement, dated December 27, 1995, between
                      FCCC and the registrant, extending the maturity of the Agreement dated December 14, 1994 relating to an advance against certain receivables.(9)

     10.14            Mechanical Technology Incorporated Stock
                      Incentive Plan - included as Appendix A to the registrant's Proxy Statement, filed pursuant to Regulation 14A, for its December 20, 1996
                      Special Meeting of Shareholders and
                      incorporated herein by reference.

     10.15 Agreement, dated December 6, 1996, between the registrant and Mr. Martin J. Mastroianni, President and Chief Operating Officer, regarding his employment.

     21               Subsidiaries of the registrant.


--------------------------------------
Certain exhibits were previously filed (as indicated below) and are incorporated herein by reference. All other exhibits for which no other filing information is given are filed herewith:

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

(4) Filed as an Exhibit (bearing the same exhibit number) to the registrant's Form 10-K Report for its fiscal year ended September
30, 1991.

(5) Filed as an Exhibit (bearing the same exhibit number) to the registrant's Form 10-K Report for its fiscal year ended September
30, 1993.

(6) Filed as an Exhibit (bearing the same exhibit number) to the registrant's Form 10-Q Report for its fiscal quarter ended July 2, 1994.

(7) Filed as an Exhibit (bearing the same exhibit number) to the registrant's Form 8-K Report dated November 23, 1994.

(8) Filed as an Exhibit (bearing the same exhibit number) to the registrant's Form 10-K Report for its fiscal year ended September
30, 1994.

(9) Filed as an Exhibit (bearing the same exhibit number) to the registrant's Form 10-K Report for its fiscal year ended September
30, 1995.

(b) No reports on Form 8-K were filed by the registrant during the last quarter of the period covered by this Form 10-K Report.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   MECHANICAL TECHNOLOGY INCORPORATED


Date: December 30, 1996 	 By:  /s/ R. Wayne Diesel
      -----------------             ---------------------
                                    R. Wayne Diesel
                                    Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                 TITLE                                   DATE
---------                 -----                                  ------


/s/ George C. McNamee    Chairman of the Board of Directors     12/30/96
---------------------
George C. McNamee


/s/ R. Wayne Diesel      Chief Executive Officer
---------------------    (Principal Executive Officer)
R. Wayne Diesel                 and a Director                     "


/s/ Stephen T. Wilson    Chief Financial Officer
---------------------    (Principal Financial and Accounting
Stephen T. Wilson               Officer)                           "


/s/ Harry Apkarian       Director                                  "
---------------------
Harry Apkarian


/s/ Alan P. Goldberg     Director                                  "
---------------------
Alan  P. Goldberg


/s/ Stanley Landgraf     Director                                  "
---------------------
Stanley Landgraf


/s/ E. D. O'Connor       Director                                  "
---------------------
E. D. O'Connor


/s/ Dr. Beno Sternlicht  Director                                  "
-----------------------
Dr. Beno Sternlicht