Form 10-K/A
period 1996-09-30
MECHANICAL TECHNOLOGY INC
filed 1997-01-13
CIK 64463

The following items were subject of a Form 12b-25 and are included herein: Item 8 and portions of Items 6 and 7.
==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                 FORM 10-K/A-1

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
                      DOCUMENTS INCORPORATED BY REFERENCE
           Document                  Where Incorporated into Form 10-K Report
         ------------               ------------------------------------------
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

The Company's wholly owned subsidiary, United Telecontrol Electronics, Inc. ("UTE") of Asbury Park, New Jersey, filed a voluntary bankruptcy under Chapter 11 of the Federal Bankruptcy Code in April 1994. During October 1994, UTE commenced an orderly liquidation and final court approval occurred during the third quarter of fiscal 1996. Accordingly, the Company no longer includes Defense/Aerospace amongst its reportable business segments and UTE has been classified as a "discontinued operation" in the Company's Financial Statements. (See Note 13 to the accompanying Consolidated Financial Statements).

During November 1994, the Company sold all of the outstanding capital stock of its subsidiary, ProQuip Inc. ("ProQuip") of Santa Clara, CA for approximately $13.3 million. The sale resulted in a gain of approximately $6.8 million in fiscal 1995 and $750 thousand, as a result of the release of escrow funds, in fiscal 1996. (See Note 14 to the accompanying Consol-idated Financial Statements). ProQuip's financial results are included as part of the Company's Test and Measurement segment for prior fiscal year periods covered by this Form 10-K until November 22, 1994 (the date of its sale).

Business Segments
-----------------
The Company currently conducts business in two business segments: Test and Measurement and Technology. (Certain financial information regarding the Company's business segments is included in Note 16 to the accompanying Consolidated Financial Statements and is incorporated herein by reference.) In the Test and Measurement segment, the Company primarily produces products for sale, while in the Technology segment the Company primarily performs technology support and research and development under contract. The Company believes its technology support and research and development activities provide a competitive advantage to the product segments through the performance of related research which, for the most part, is funded by outside parties.

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


Executive Officers
------------------
The executive officers of the registrant (all of whom serve at the pleasure of the Board of Directors), their ages, and the position or office held by each, are as follows:

     Position or Office                       Name               Age
     ------------------                       ----              -----
Chief Executive Officer                  R. Wayne Diesel          51
 and a Director

President and Chief                      Martin J. Mastroianni    52
 Operating Officer

Chief Financial Officer                  Stephen T. Wilson        44

Vice-President and General Manager       Douglas McCauley         48
 Technology Division

President and Chief Operating Officer,   Stephen F. Sullivan      62
 Ling Electronics Inc.

Vice-President and General Manager,      Denis P. Chaves          56
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


ITEM 3:  LEGAL PROCEEDINGS

At any point in time, the Company and its subsidiaries may be involved in various lawsuits or other legal proceedings; these could arise from the sale of products or services or from other matters relating to its regular business activities, could relate to compliance with various governmental regulations and requirements, or could be based on other transactions or circumstances. The Company does not believe there are any such proceedings presently pending which, if ultimately resolved in a manner adverse to the Company, could have a material adverse effect on the Company's financial position except for the matters described in Note 11 to the accompanying Consolidated Financial Statements (which description is incorporated herein by reference),and the matter discussed below (as to which matter the Company considers the likelihood of a material adverse outcome to be remote).

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
                                     High            Low
Fiscal Year 1996                    ------          ------
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
        Fourth Quarter               1-5/8            15/16

Number of Equity Security Holders
---------------------------------
                                       Approximate Number of Record
        Title of Class                 Holders* (as of December 13,1996)
        --------------                 ---------------------------------
 Common Stock, $1.00 Par Value                       535
---------------------------------

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


ITEM 6:  SELECTED FINANCIAL DATA

The following table sets forth summary financial information regarding Mechanical Technology Incorporated for the years ended September 30, as indicated:
 				(In thousands, except per share amounts)

                            1996       1995       1994       1993      1992
                           ------     ------     ------     ------    ------
Net Sales                 $31,901    $29,748    $40,234    $41,500   $42,462
Income (Loss) from
  Continuing Operations       509(1)   2,922(2)     141      1,162      (335)

Net Income (Loss)           3,748      2,922    (24,378)     1,056        57

Earnings (Loss) Per
Share:
  From Continuing
   Operations                 .13        .82        .04        .33      (.09)
  Net Income (Loss)           .96        .82      (6.91)       .30       .02


As of September 30:
  Total Assets             14,452     14,483     25,317     42,428    38,890
  Long-term Obligations     3,806      6,222      2,144(3)  11,699    13,142

-------------
(1) Includes $750 thousand gain from the sale of ProQuip resulting from the release of escrow funds. (See Note 14 to the accompanying
Consolidated Financial Statements).

(2) Includes ProQuip (sold in November 1994) results through the sale date and the $6.8 million gain on its sale. All prior periods include the results of ProQuip. (See Note 14 to the accompanying Consolidated
Financial Statements).

(3) Does not include approximately $8.0 million classified as a current liability and paid in the first quarter of fiscal year 1995 from the net proceeds received from the sale of ProQuip in November 1994.

Consistent with 1996 data, prior years have been restated to reflect the Defense/Aerospace segment as a discontinued operation. (See Note 13 to the accompanying Consolidated Financial Statements).


There were no cash dividends on common stock declared for any of the periods presented.



ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

As described in Note 13 to the accompanying Consolidated Financial Statements, the Company's United Telecontrol Electronics, Inc. ("UTE") subsidiary filed for voluntary bankruptcy under Chapter 11 of the Federal Bankruptcy Code in April 1994 and commenced an orderly liquidation in October 1994. In June 1996 the Bankruptcy Court confirmed UTE's plan of liquidation under which the Company was released from all remaining liabilities related to UTE's bankruptcy. Accordingly, UTE's results and the impact of the liquidation on the Company's results have been classified as "discontinued operations" in the Consolidated Financial Statements.

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

In November 1994, the Company sold its ProQuip Inc. ("ProQuip") subsidiary for approximately $13.3 million, of which $750 thousand was placed in escrow for fifteen months to provide a fund for indemnity payments. As of February 22, 1996 (the escrow expiration date), no claim had been filed, nor was the company aware of any circumstances which might give rise to future claims. Accordingly, the Company recognized the remaining $750 thousand gain from the sale during the second quarter of fiscal 1996. Prior year information contains ProQuip results through its sale date (November 22, 1994) and the $6.8 million gain on its sale. (See
Note 14 to the accompanying Consolidated Financial Statements).

Results of Operations: 1996 in Comparison with 1995
---------------------------------------------------
The following is management's discussion and analysis of certain significant factors which have affected the Company's results of operations for 1996 compared to 1995. This discussion relates only to the Company's continuing operations, which included ProQuip in fiscal year 1995 prior to its sale in November 1994:

Sales for fiscal year 1996 totaled $31.9 million compared to $29.7 million for the prior year. Prior year sales include $2.6 million from the Company's former subsidiary, ProQuip; excluding ProQuip, sales increased $4.7 million or 17.4% in fiscal 1996 compared to fiscal 1995.

Selling, general and administrative expenses for fiscal 1996 were 30.7% of sales, as compared to 27.2% in 1995 (28.6% excluding ProQuip). Product development and research costs during fiscal 1996 were 4.0% of sales, compared to 4.8% for 1995 (4.5% excluding ProQuip). Higher levels of general/administrative expenses for fiscal 1996 resulted primarily from increased divisional profit sharing accruals, expenses incurred in connection with the now-discontinued efforts to sell Ling, and expenses attributable to several legal matters.

Company 1996 operating income totaled $956 thousand compared to a $2.5 million operating loss for fiscal 1995, or an improvement of $3.4 million. The significant improvement in operating income is primarily due to results in the Test and Measurement segment.

The Test and Measurement segment reported fiscal 1996 sales of $22.8 million compared to $18.1 million in the prior period or a 25.4% increase. Prior year sales include $2.6 million from ProQuip; excluding ProQuip, sales increased 46.3%. All divisions within this segment reported higher levels of orders and shipments in fiscal 1996 as compared to 1995. Operating income for fiscal 1996 amounted to $1.4 million, an increase of $3.4 million over the $2.0 million operating loss in 1995. The prior year's results included a $1.6 million impairment loss on the Company's investment in Ling, which was partially offset by operating income from ProQuip of $607 thousand before the date of its sale. All divisions reported significant improvements, primarily from the higher level of sales, however Ling continued to experience an operating loss.

The Technology segment recorded a $2.5 million or 21.2% decline in sales to $9.1 million for fiscal 1996 as compared to $11.6 million in fiscal 1995. The operating loss for 1996 was $434 thousand, a slight improvement over the $463 thousand operating loss in 1995. The lower level of sales resulted from completion of a major program in the Power and Energy business area. Margins improved which resulted from a higher yielding sales mix, however this benefit was substantially offset by higher levels of product development and other expenses.

The Technology segment continues to be dependent on government-funded R&D contracts for the bulk of its business. However, fiscal constraints at all levels of government have reduced the level of funding available for these programs, and securing additional such contracts has become more difficult and competitive; no improvement in this situation is anticipated in the foreseeable future. For the second year in a row , the Technology segment has an historically low level of backlog, and any improvement in the segment's results in fiscal 1997 will depend on success in procuring and fulfilling orders within the fiscal year. The future growth and profitability of the segment will depend on its success in identifying and exploiting new markets for its products and services.

In addition to the matters noted above, the Company's results for fiscal 1996 were further enhanced by decreased interest expense, due to reduced indebtedness and a lower prime rate, and by recognition of a $750 thousand contingency gain on the sale of ProQuip. Moreover, the Company continues to benefit from net operating loss carryforwards and therefore has no federal income tax provision (exclusive of minimum taxes).


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

As reported in Note 14 to the accompanying Consolidated Financial
Statements, the Company sold its ProQuip subsidiary for $13.3 million which resulted in a gain of $6.8 million before income taxes.

1995 income from continuing operations of $2.9 million was $2.8 million higher than 1994. The increase is attributed to the $6.8 million gain on the sale of ProQuip reduced by the $1.6 million impairment loss on Ling; in addition, 1994 included a $1.9 million gain on the sale of a building.

The Test and Measurement segment's financial results include ProQuip until November 22, 1994, the date of its sale. The Test and Measurement segment recorded sales of $18.1 million in 1995, $11.6 million lower than the $29.7 million in 1994. The decrease in sales was entirely attribut-able to the sale of ProQuip. Excluding ProQuip, the Test and Measurement segment reported a sales increase of $1.1 million or 7.4%. LAB, Advanced Products, and Ling divisions reported sales increases of 28%, 11%, and 3%, respectively. The Operating results of the Test and Measurement segment for 1995 were a $2.0 million loss (including an impairment loss of $1.6 million; see Note 15 to the accompanying Consolidated Financial Statements) as compared to a $2.2 million profit in the prior year. Excluding ProQuip and the impairment loss, the operating results were a $1.1 million loss as compared to a $1.9 million loss or a $800 thousand reduction in operating losses, 1995 compared to 1994. All divisions reported improvements, however, Ling reported an operating loss of $2.0 million (excluding impairment loss) for 1995 compared to $2.6 million loss for 1994. Ling's poor results reflect continued inadequate margins, unfavorable adjustments to inventory, account receivable write-offs, and severance cost associated with work force reductions. Export license restrictions on certain of Ling's products, imposed in the first quarter of the fiscal year 1995, caused numerous inefficiencies and delays in shipments.

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

Liquidity and Capital Resources
-------------------------------
In November 1994, the Company sold its ProQuip subsidiary for approxi-mately $13.3 million, of which $750 thousand was placed in escrow for fifteen months to provide a fund for indemnity payments. As of February 22, 1996 (the escrow expiration date), no claim had been filed, nor was the company aware of any circumstances which might give rise to future claims. Accordingly, the escrow monies were released to the Company and an additional $750 thousand gain was recognized during the second quarter of fiscal 1996.

In June 1996, the Bankruptcy Court confirmed UTE's plan of liquidation under which the Company was released from all remaining liabilities related to UTE's bankruptcy. The final settlement of the UTE related matters resulted in eliminating the remaining "Net liabilities of discontinued operations" and recording $3.2 million in income from discontinued operations.

Also in June 1996, the Company successfully raised $1.9 million (net of $100 thousand in expenses) in new capital through a private placement of
1.3 million shares of Common Stock, which were sold at an offering price of $1.50 per share. The proceeds of this placement were applied to the Company's line of credit.

During December 1993 UTE borrowed $3.0 million ("Note Payable") from a finance company. The agreement states that the Company shall pay amounts due thereunder which are not paid by UTE when due. The obligation matured in October 1994, which was subsequently extended to December 31, 1996 (See Notes 7, 12, and 17 to the accompanying Consolidated Financial Statements).

During fiscal 1996, First Albany Companies, Inc. ("FAC") purchased 909,091 shares of the Company's Common Stock from the New York State Superintendent of Insurance as the court-ordered liquidator of United Community Insurance Company ("UCIC"). In connection with this purchase,

FAC also acquired certain rights to an obligation ("Term Loan") due from the same finance company ("FCCC") to whom the Company is obligated under the Note Payable, due December 31, 1996.

FCCC is in default of its Term Loan to UCIC. FAC, as the owner of the rights to the Term Loan, filed suit seeking payment. Collateral for the FCCC Term Loan includes the Company's Note Payable to FCCC. FAC has exercised its rights to the collateral securing the Term Loan, including the right to obtain payment on the Note Payable directly from the Company. The Company and FAC have entered into an agreement dated as of December 27, 1996 under which the Company will issue to FAC 1.0 million shares of Common Stock in full satisfaction of the Note Payable. Accordingly, the Note Payable of $3.0 million and accrued interest of $1.1 million have been reclassified as long term in the accompanying balance sheet (See Notes 7, 12, and 17 to the accompanying Consolidated Financial Statements).

At September 30, 1996 cash and cash equivalents were $66 thousand versus $78 thousand at September 30, 1995. Working capital was a positive $5.1 million at September 30, 1996 an improvement over a positive $1.4 million at fiscal year-end 1995. Net cash provided by continuing operations was $1.4 million in 1996 versus $558 thousand of net cash used in 1995. Improved operating income was the most significant positive factor impacting the cash provided from operations. Line of credit borrowing at September 30, 1996 was $100 thousand, while at September 30, 1995 there was line of credit borrowing of $3.4 million. The capital provided in 1996 was used to, among other things, reduce debt and accounts payable, support higher levels of receivables and inventories, and acquire capital equipment.

The Company also benefited in fiscal 1996 from $483 thousand in cash provided from discontinued operation (finalization of UTE bankruptcy), $750 thousand in cash provided from investing activities (release of ProQuip escrow), and $1.9 million in cash provided from financing activities (private placement of Common Stock); these proceeds were applied to reduce the Company's line of credit borrowings.

Capital spending for 1996 was $549 thousand, a decline from 1995's capital spending level of $667 thousand.

In November 1995, the lending institution agreed to extend the maturity of the Company's term debt to October 1998; scheduled principal payments on the Company's bank term debt are due as follows: $604 thousand in fiscal year 1997, $654 thousand in fiscal year 1998, and on October 31, 1998 the balance of $52 thousand is payable in full.

The Company has a line of credit available in the amount of $4.0 million, of which $100 thousand was outstanding on September 30, 1996. In October 1995, the lending institution agreed to extend the maturity of the line of credit until October 31, 1998 when the outstanding balance becomes due and payable. This line of credit continues to be collateralized by a guarantee from a former shareholder, and expires on October 31, 1998.

The Company anticipates that it will be able to meet the liquidity needs of its continuing operations from cash flow generated by those operations and borrowing under its existing line of credit, including sufficient cash flow to make all payments due on its term loan indebtedness during 1997.


ITEM 8:   FINANCIAL STATEMENTS

The financial statements filed herewith are set forth on the Index to Consolidated Financial Statements on Page F-1 of the separate financial section which follows page 25 of this report and are incorporated herein by reference.


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

    10.16 Settlement Agreement and Release, dated as of December 27, 1996, between First Albany
                    Companies Inc. and the registrant, with respect to the registrant's indebtedness and obligations under the Agreement dated December 14, 1994 between FCCC and the registrant relating to an advance against certain receivables.

    21              Subsidiaries of the registrant.

---------------------------------------
Certain exhibits were previously filed (as indicated below) and are incorporated herein by reference. All other exhibits for which no other filing information is given are filed herewith:

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

                                       MECHANICAL TECHNOLOGY INCORPORATED

Date: January 13, 1997              By: /s/ R. Wayne Diesel
     ------------------                ---------------------------------------
                                       R. Wayne Diesel
                                       Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                 TITLE                                    DATE
---------                 -----                                  --------

/s/ George C. McNamee     Chairman of the Board of Directors      1/13/97
-----------------------
George C. McNamee

/s/ R. Wayne Diesel       Chief Executive Officer
-----------------------   (Principal Executive Officer)
R. Wayne Diesel             and a Director                          "

/s/ Stephen T. Wilson     Chief Financial Officer
-----------------------   (Principal Financial and Accounting
Stephen T. Wilson          Officer)                                 "

/s/ Harry Apkarian        Director                                  "
-----------------------
Harry Apkarian

/s/ Alan P. Goldberg      Director                                  "
-----------------------
Alan  P. Goldberg

/s/ Stanley Landgraf      Director                                  "
-----------------------
Stanley Landgraf

/s/ E. D. O'Connor        Director                                  "
-----------------------
E. D. O'Connor

/s/ Dr. Beno Sternlicht   Director                                  "
-----------------------
Dr. Beno Sternlicht

             MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                       --------------------------



                                                                 Page
                                                               --------
Report of Independent Accountants. . . . . . . . . . .            F-2


Consolidated Financial Statements:


  Balance Sheets as of September 30, 1996 and 1995 . . .       F-3 & F-4

  Statements of Income for the Years Ended
        September 30, 1996, 1995 and 1994 . . . . . . . .         F-5


  Statements of Shareholders' Equity for the Years Ended
        September 30, 1996, 1995 and 1994 . . . . . . . .         F-6


  Statements of Cash Flows for the Years Ended
        September 30, 1996, 1995 and 1994 . . . . . . . .         F-7


  Notes to Consolidated Financial Statements  . . . . . .      F-8 - F-23







Separate financial statements of the registrant alone are omitted because the registrant is primarily an operating company and all subsidiaries included in the consolidated financial statements being filed, in the aggregate, do not have minority equity interest and/or indebtedness to any person other than the registrant or its consolidated subsidiaries in amounts which together exceed 5% of the total assets as shown by the most recent year-end consolidated balance sheet.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mechanical Technology Incorporated and Subsidiaries as of September 30, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1996, in conformity with generally accepted accounting principles.





						/s/ Coopers & Lybrand L.L.P.


Albany, New York
November 8, 1996, except as to
Note 17, for which the date is
December 31, 1996

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                         September 30, 1996 and 1995


                                           (Dollars in thousands)

                                               1996        1995
         ASSETS                             ----------  ----------


CURRENT ASSETS

  Cash and cash equivalents                  $     66    $     78

  Accounts receivable, less allowance of
    $102 (1996) and $120 (1995)                 7,389       6,793

  Inventories                                   4,111       3,484

  Escrow deposit                                  -           750

  Prepaid expenses and other current assets       190         461
                                            ----------  ----------

    Total Current Assets                       11,756      11,566


Property, Plant and Equipment, net              2,618       2,798

Other                                              78         119
                                            ----------  ----------

                                             $ 14,452    $ 14,483
                                            ==========  ==========






The accompanying notes are an integral part of the consolidated financial statements.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS (Continued)
                         September 30, 1996 and 1995
                                           (Dollars in thousands)

                                               1996        1995
                                            ----------  ----------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Line-of-Credit                             $    -      $  1,446
  Current installments on long-term debt          604         738
  Income taxes payable                             16          13
  Accounts payable                              1,979       2,290
  Accrued liabilities                           4,021       2,948
  Net liabilities of discontinued operations      -         2,756
                                            ----------  ----------
      Total Current Liabilities                 6,620      10,191

LONG-TERM LIABILITIES
  Line-of-Credit                                  100       1,962
  Note Payable                                  3,000       3,000
  Long-term debt, net of current maturities       706       1,260
  Accrued Interest - Note Payable               1,098         781
  Deferred income taxes and other credits         764         779
                                            ----------  ----------
      Total Liabilities                        12,288      17,973
                                            ----------  ----------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, par value $1 per share,
   authorized 15,000,000; issued 4,902,201
   (1996) and 3,568,868 (1995)                  4,902       3,569
  Paid-in capital                              13,423      12,856
  Deficit                                     (16,089)    (19,837)
                                            ----------  ----------
                                                2,236      (3,412)
  Foreign currency translation adjustment         (19)        (20)
  Common stock in treasury, at cost,
    3,000 shares (1996) and 3,000 (1995)          (29)        (29)
  Restricted stock grants                         (24)        (29)
                                            ----------  ----------
      Total Shareholders' Equity                2,164      (3,490)
                                            ----------  ----------
                                             $ 14,452    $ 14,483
                                            ==========  ==========
The accompanying notes are an integral part of the consolidated financial statements.

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
              For the Years Ended September 30, 1996, 1995 and 1994
                   (Dollars in thousands, except per share)

                                         1996        1995        1994
                                        ------      ------      ------
Product revenue                        $22,966     $18,516     $30,347
Research & development revenue           8,935      11,232       9,887
                                        ------      ------      ------
 Total revenue                          31,901      29,748      40,234

Product cost of sales                   13,955      12,616      19,033
Research & development contract costs    5,946       8,492       7,742
Selling, general and administrative
  expenses                               9,781       8,097       9,921
Product development and
  research costs                         1,263       1,425       3,270
Impairment loss on long-lived assets        -        1,590          -
                                        ------      ------      ------
Operating income (loss) from
  continuing operations                    956      (2,472)        268

Interest expense                          (790)     (1,081)     (1,157)
Gain on sale of subsidiary, ProQuip        750       6,779          -
Gain on sale of building                    -           -        1,856
Other (expense) income, net               (343)       (218)       (249)
                                        ------      ------      ------
 Income from continuing operations
   before income taxes                     573       3,008         718

Income tax expense                          64          86         577
                                        ------      ------      ------
Income from continuing operations          509       2,922         141

 Income (loss) from discontinued
   operations                            3,239          -      (24,519)
                                        ------      ------      ------
Net income (loss)                      $ 3,748     $ 2,922    $(24,378)
                                        ======      ======      ======
Earnings (loss) per share:
   Continuing operations               $   .13     $   .82     $   .04
   Discontinued operations                 .83         .00       (6.95)
                                        ------      ------      ------
   Net income (loss)                   $   .96     $   .82     $ (6.91)
                                        ======      ======      ======

The accompanying notes are an integral part of the consolidated financial statements.

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For the Years Ended September 30, 1996, 1995 and 1994
                            (Dollars in thousands)

                                        1996        1995        1994
                                      --------    --------    --------
COMMON STOCK
  Balance, October 1                  $  3,569    $  3,546    $  3,546
   Issuance of shares                    1,333          23          -
                                      --------    --------    --------
  Balance, September 30               $  4,902    $  3,569    $  3,546
                                      ========    ========    ========
PAID-IN-CAPITAL
  Balance, October 1                  $ 12,856    $ 12,944    $ 13,049
   Issuance of shares                      567          -           -
   Restricted stock grants                  -          (88)       (105)
                                      --------    --------    --------
  Balance, September 30               $ 13,423    $ 12,856    $ 12,944
                                      ========    ========    ========
DEFICIT
  Balance, October 1                  $(19,837)   $(22,759)   $  1,619
   Net income (loss)                     3,748       2,922     (24,378)
                                      --------    --------    --------
  Balance, September 30               $(16,089)   $(19,837)   $(22,759)
                                      ========    ========    ========
FOREIGN CURRENCY TRANSLATION ADJUSTMENT
  Balance, October 1                  $    (20)   $    (31)   $    (44)
   Adjustments                               1          11          13
                                      --------    --------    --------
  Balance, September 30               $    (19)   $    (20)   $    (31)
                                      ========    ========    ========
TREASURY STOCK
  Balance, October 1                  $    (29)   $   (100)   $   (201)
   Restricted stock grants                  -           71         101
                                      --------    --------    --------
  Balance, September 30               $    (29)   $    (29)   $   (100)
                                      ========    ========    ========
RESTRICTED STOCK GRANTS
  Balance, October 1                  $    (29)   $    (18)   $     -
   Grants issued/vested,net                  5         (11)        (18)
                                      --------    --------    --------
  Balance, September 30               $    (24)   $    (29)   $    (18)
                                      ========    ========    ========
SHAREHOLDERS' EQUITY
  September 30                        $  2,164    $ (3,490)   $ (6,418)
                                      ========    ========    ========

The accompanying notes are an integral part of the consolidated finan-cial statements.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
             For The Years Ended September 30, 1996, 1995 and 1994
                            (Dollars in thousands)
                                                     1996      1995      1994
OPERATING ACTIVITIES                               --------  --------  --------
   Income from continuing operations               $    509  $  2,922  $    141
   Adjustments to reconcile net income to net cash
     provided (used) by continuing operations:
    Depreciation and amortization                       686       837     1,017
    Impairment loss on long-lived assets                 -      1,590        -
    Gain on sale of building                             -         -     (1,856)
    Gain on sale of subsidiary                         (750)   (6,779)       -
    Deferred income taxes and other credits             (15)       (1)      595
    Foreign currency translation                          1        11        12
    Other                                                71        (5)      463
   Changes in operating assets and liabilities net
     of effects from discontinued operations:
    Accounts receivable                                (578)    1,611      (824)
    Inventories                                        (627)     (230)      (50)
    Escrow deposit                                      750      (750)       -
    Prepaid expenses and other current assets           271       (19)      299
    Accounts payable                                   (311)      355       499
    Income taxes                                          3       394      (651)
    Accrued liabilities (including interest)          1,390      (494)    2,351
                                                    -------   -------   -------
Net cash provided (used) by continuing operations     1,400      (558)    1,996
   Discontinued Operations:                         -------   -------   -------
    Income (loss) from discontinued operations        3,239        -    (24,519)
    Adjustments to reconcile loss to net cash
     provided(used) by discontinued operations:
      Write-down of assets to net realizable value       -         -     15,415
      Changes in net assets/liabilities
       of discontinued operations                    (2,756)       -      4,839
                                                    -------   -------   -------
Net cash provided (used) by discontinued operations     483        -     (4,265)
                                                    -------   -------   -------
Net cash provided (used) by operations                1,883      (558)   (2,269)
                                                    -------   -------   -------
INVESTING ACTIVITIES
   Purchases of property, plant & equipment            (549)     (667)     (645)
   Proceeds from sale of building                        -         -      1,959
   Proceeds from sale of subsidiary, net of
     cash balance and expenses                          750     9,125        -
                                                    -------   -------   -------
Net cash provided in investing activities               201     8,458     1,314
                                                    -------   -------   -------
FINANCING ACTIVITIES
   Private placement of common stock, net expenses    1,900        -         -
   Net (payments) borrowings under line-of-credit    (3,308)     (592)    1,000
   Borrowings under note payable agreement               -         -      3,000
   Principal payments of long-term debt                (688)   (9,050)   (1,900)
                                                    -------   -------   -------
Net cash (used) provided in financing activities     (2,096)   (9,642)    2,100
                                                    -------   -------   -------
(Decrease) increase in cash and cash equivalents        (12)   (1,742)    1,145
Cash and cash equivalents - beginning of year            78     1,820       675
                                                    -------   -------   -------
Cash and cash equivalents - end of year            $     66  $     78  $  1,820
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

Use of Estimates
----------------
The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Estimates also affect the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Financial Instruments
---------------------
The fair value of the Company's financial instruments including cash and cash equivalents, line-of-credit, note payable and long-term debt, approximates carrying value. Fair values were estimated based on quoted market prices, where available, or on current rates offered to the Company for debt with similar terms and maturities.

Inventories
-----------
Inventories are stated at the lower of cost (first-in, first-out) or market.

Depreciation and Amortization
-----------------------------
Property, plant and equipment are stated at cost and depreciated using primarily the straight-line method over their estimated useful lives ranging from 3 to 40 years. When assets are sold, retired or otherwise disposed of, the applicable cost and accumulated depreciation or amortization are removed from the accounts and the resulting gain or loss is recognized.

                MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1)  Accounting Policies (continued)
     -------------------

Income Taxes
------------
The Company accounts for income taxes under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under SFAS 109, deferred tax consequences represent the future effects on income taxes, as measured by the applicable enacted tax rate and provisions of the enacted tax law, resulting from temporary differences and carryforwards, at the end of the current year.

Revenue Recognition
-------------------
Sales of products are recognized when products are shipped to customers. Sales of products under long-term contracts are recognized under the percentage-of-completion method. Sales of contract research and development services are also recognized on the percentage-of-completion method. Percentage-of-completion is based on the ratio of incurred costs to current estimated total costs at completion. Total contract losses are charged to operations during the period such losses are estimated.

Foreign Currency Translation
----------------------------
Assets and liabilities of the foreign subsidiary are translated at year-end rates of exchange, and revenues and expenses are translated at the average rates of exchange for the year. Gains and losses resulting from the translation of the foreign subsidiary's balance sheet are accumulated as a separate component of shareholders' equity.

Statement of Cash Flows
-----------------------
For purposes of reporting cash flows, cash and cash equivalents include cash on hand and repurchase agreements with maturities of less than three months.

Reclassification
----------------
Certain 1995 and 1994 amounts have been reclassified to conform with the 1996 presentation.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(2) Long-Term Contracts Receivable
    ------------------------------
     Included in accounts receivable are the following:

                (Dollars in thousands)            1996          1995
                                                --------      --------
     U.S. Government:
         Amounts billed and billable            $  1,485      $  2,722
         Retainage                                   357           396
                                                --------      --------
                                                   1,842         3,118
                                                --------      --------
     Commercial Customers:
         Amounts billed and billable                 294           207
         Retainage                                   269           223
                                                --------      --------
                                                     563           430
                                                --------      --------
                                                 $ 2,405       $ 3,548
                                                ========      ========

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

(3) Inventories
    -----------
    Inventories consist of the following:

                (Dollars in thousands)            1996          1995
                                                --------      --------
        Finished goods                          $    153      $    249
        Work in process                            1,727         1,119
        Raw materials, components
         and assemblies                            2,231         2,116
                                                --------      --------
                                                $  4,111      $  3,484
                                                ========      ========

             MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(4) Property, Plant and Equipment
    -----------------------------
    Property, plant and equipment consist of the following:

                (Dollars in thousands)            1996          1995
                                                --------      --------
        Land and improvements                   $    125      $    125
        Buildings and improvements                 3,513         3,513
        Leasehold improvements                       752           694
        Machinery and equipment                   13,625        13,028
        Office furniture and fixtures              1,483         1,755
                                                --------      --------
                                                  19,498        19,115
        Less accumulated depreciation             16,880        16,317
                                                --------      --------
                                                $  2,618      $  2,798
                                                ========      ========

Depreciation expense was $640,000, $646,000 and $813,000 for 1996,
1995 and 1994, respectively. Repairs and maintenance expense was $502,000, $362,000 and $417,000 for 1996, 1995 and 1994, respectively.


(5) Income Taxes
    ------------
Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates.

Income tax expense (benefit) consists of the following:

                (Dollars in thousands)         1996      1995      1994
                                              ------    ------    ------
Continuing operations
        Federal                               $   36    $   -     $  747
        State                                     28        86       408
        Deferred                                  -         -       (578)
                                              ------    ------    ------
                                                  64        86       577
                                              ------    ------    ------
Discontinued operations
        Federal                                   -         -     (1,224)
        State                                     -         -         28
        Deferred                                  -         -        843
                                              ------    ------    ------
                                                  -         -       (353)
                                              ------    ------    ------
                                              $   64    $   86    $  224
                                              ======    ======    ======

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5) Income Taxes (continued)
    ------------
The significant components of deferred income tax expense (benefit) for the years ended September 30, 1996, 1995 and 1994 are as follows:


                (Dollars in thousands)         1996      1995      1994
                                              ------    ------    ------
Continuing operations
        Deferred tax (benefit) expense       $  (259)  $ 1,586   $  (578)
        Net operating loss carryforward          573        -         -
        Valuation allowance                     (314)   (1,586)       -
                                              ------    ------    ------
                                                  -         -       (578)
                                              ------    ------    ------
Discontinued operations
        Deferred tax (benefit) expense          (103)    2,831    (3,851)
        Net operating loss carryforward        1,090    (4,154)   (1,134)
        Valuation allowance                     (987)    1,323     5,828
                                              ------    ------    ------
                                                  -         -        843
                                              ------    ------    ------
                                             $    -    $    -    $   265
                                              ======    ======    ======

The Company's effective income tax rate from continuing operations differed from the Federal statutory rate as follows:

                                               1996      1995      1994
                                              ------    ------    ------
Federal statutory tax rate                       34%       34%       34%
State taxes, net of
  federal tax effect                              3%        2%       38%
Amortization of goodwill                          -         1%        1%
Meals and entertainment                           5%        -         -
Impairment loss on long-lived
  assets                                          -        18%        -
Additional tax gain on sale of
  subsidiary                                     13%        -         -
Change in valuation allowances                  (55%)     (53%)       -
Alternative minimum tax                           6%        -         -
Other, net                                        5%        1%        7%
                                              ------    ------    ------
                                                 11%        3%       80%
                                              ======    ======    ======

            MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Income Taxes (continued)
    ------------
The deferred tax assets and liabilities as of September 30, 1996 and 1995 consist of the following tax effects relating to temporary differences and carryforwards:

                (Dollars in thousands)            1996          1995
                                                --------      --------
  Current deferred tax assets (liabilities):
  	Net deferral of income from
           discontinued operations              $     -       $   (295)
        Bad debt reserve                              31            41
        Inventory valuation                          230           261
        Inventory capitalization                     161            70
        Vacation pay                                 111           180
        Warranty and other sale obligations           64            50
        Other                                         37           178
                                                --------      --------
                                                     634           485
        Valuation allowance                         (634)         (485)
                                                --------      --------
          Net current deferred tax assets       $     -       $     -
                                                ========      ========
  Noncurrent deferred tax assets
	(liabilities):
        Net operating loss                      $  3,625      $  5,288
        Property, plant and equipment               (324)         (408)
        Other                                        329           200
                                                --------      --------
                                                   3,630         5,080
        Valuation allowance                       (3,630)       (5,080)
        Other credits                               (764)         (779)
                                                --------      --------
  Noncurrent net deferred tax asset
        (liabilities) and other credits         $   (764)     $   (779)
                                                ========      ========

The valuation allowance at year ended September 30, 1996 is $4,264,000, and at September 30, 1995 was $5,565,000. During the year ended September 30, 1996, the valuation allowance decreased by $1,301,000.

At September 30, 1996, the company has unused Federal net operating loss carryforwards of approximately $10,660,000. The Federal net operating loss carryforwards if unused will begin to expire during the year ended September 30, 2009. The use of these carryforwards may be limited on an annual basis, pursuant to the Internal Revenue Code, due to certain changes in ownership and equity transactions. For the year ended September 30, 1996, the Company has available alternative minimum tax credit carryforward of approximately $36,000.

During 1996, the Company made cash payments, net of cash refunds, for income taxes of $61,000, for 1995 received net cash refunds for income taxes of $266,000, and for 1994 made cash payments for income taxes of $365,000.

             MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Accrued Liabilities
    -------------------
Accrued liabilities consist of the following:
                (Dollars in thousands)            1996          1995
                                                --------      --------
  Salaries, wages and related expenses          $  1,230      $    666
  Deferred income - ProQuip sale                      -            750
  Customer advances against contracts                696            -
  Warranty and other sale obligations                460           223
  Acquisition costs                                  371           373
  Contingent liabilities                             367           185
  Commissions                                        331           269
  Legal and professional fees                        197            89
  Interest expense                                    96           100
  Other                                              273           293
                                                --------      --------
                                                $  4,021      $  2,948
                                                ========      ========
(7) Indebtedness

Indebtedness consists of the following:
                (Dollars in thousands)            1996          1995
                                                --------      --------
  Line-of Credit                                $    100      $  3,408
  Note Payable                                     3,000         3,000
  Term Loan                                        1,310         1,998
                                                --------      --------
                                                   4,410         8,406
  Less current portion                               604         2,184
                                                --------      --------
                                                $  3,806      $  6,222
                                                ========      ========

The loan agreement covering the Term Loan was amended in November 1995 and now provides for principal payments as follows: $604,000, fiscal year 1997; $654,000, fiscal year 1998; and the balance of $52,000 is payable on October 31, 1998. The Term Loan is collateralized by accounts receiv-able, inventories, real estate, machinery and equipment. The interest on the debt is payable monthly at the rate of prime plus 1-1/2% (9.75% at September 30, 1996).

The Company borrowed $3,000,000 from a finance company in December 1993 and the Note Payable agreement for this loan was modified in December 1994. On December 27, 1995, the lender agreed to extend the due date to December 31, 1996. Interest is presently accruing at the rate of $1,250 per day (15.2% per annum). Since the modification in December 1994, one-third of the interest accrued was paid through August 1996, and as of September 30, 1996 and 1995 accrued but unpaid interest was $1,098,000 and $781,000, respectively.(See Notes 12 and 17)

            MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Indebtedness (continued)
    ------------
The Company's Term Loan and Line of Credit agreements with its other lenders prohibit the Company from paying the principal balance of the Note Payable so long as the Company's indebtedness to its other lenders remains outstanding.

The Company has a Line of Credit available in the amount of $4,000,000 with interest payable monthly at a rate of prime plus .625% (8.875% at September 30, 1996). As of September 30, 1996, the Company had standby letters of credit outstanding of $73,500 against the Line of Credit. In October 1995 the maturity date of the Line of Credit was extended and it expires on October 31, 1998. The Line of Credit is collateralized by a guarantee from a former shareholder.

The weighted average interest rate for the Note Payable and Line of Credit was 13.2%, 13.2%, and 12.9% during 1996, 1995, and 1994, respectively.

Cash payments for interest were $477,000, $695,000 and $1,109,000 for 1996, 1995 and 1994, respectively.

(8) Shareholders' Equity
    --------------------
The Company had a Restricted Stock Incentive Plan, which awarded restricted Common Stock of the Company to officers and other key employees. The Plan expired on December 31, 1994 and no further awards may be granted. In fiscal year 1995, 32,500 shares were granted, amounting to $14,375 based on the market value of the stock at the date of grant. For accounting purposes, the value of the grants represents compensation, which has been deferred and is being amortized over the 5-year and 10-year vesting periods. The shares granted during 1995 are recorded as a component of Shareholders' Equity. The value of the grants, net of accumulated amortization and write-offs, was $24,000 at September 30, 1996 and $29,000 at September 30, 1995.

On October 17, 1996, the Board of Directors adopted a new stock incentive plan. The plan provides that the initial aggregate number of 500,000 shares of Common Stock may be awarded or issued. Under the plan, the Board of Directors is authorized to award stock options, stock appreciation rights, restricted stock, and other stock-based incentives to officers, employees and others. The plan was approved by shareholders on December 20, 1996; prior to shareholder approval, no awards had been made.

The Company's term loan obligations prohibit the payment of dividends.

             MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(9) Earnings (Loss) Per Share
    -------------------------
Earnings (loss) per share is computed on the basis of the weighted average number of shares outstanding plus the common stock equivalents which would arise from the exercise of stock options, unless such common stock equivalents would be anti-dilutive. Weighted average outstanding shares are: 1996, 3,911,952; 1995, 3,559,789; and 1994, 3,529,881.

(10) Pension Plans
     -------------
The Company maintains a savings and retirement plan (Internal Revenue Code Section 401(k) Plan) covering substantially all employees. The Company plan allows eligible employees to contribute a percentage of their compensation; the Company makes additional contributions in amounts as determined by management and the Board of Directors. The expense for the plan was $345,000, $346,000 and $420,000 for 1996, 1995 and 1994,
respectively.

(11) Commitments and Contingencies
     -----------------------------
During 1994, a legal action against the Company related to compensation matters was commenced by a former company officer/director. Management is vigorously defending the action and believes the likelihood of a loss in the action is not probable. The final outcome of this action is not presently determinable and, therefore, no provision for any liability that may result has been recorded in the Company's financial statements.

In February 1995, Ling Electronics Inc. ("Ling"), a wholly owned subsidiary of the Company, made a voluntary disclosure to the United States Department of Commerce regarding unlicensed exports of certain products shipped in the first four months of fiscal 1995. Ling has fully cooperated with the Office of Export Enforcement, which has not taken any action to date. Possible administrative sanctions include: no action; a warning letter; denial of export privileges; and/or imposition of civil penalties. Foreign sales represent a significant portion of Ling's total revenue. The final outcome of this matter is not presently determinable and, therefore no provision for any liability that may result has been recorded in the Company's financial statements.

In May 1996, Lawrence Group, Inc. filed a legal action against the Company and First Albany Companies, Inc. ("FAC") challenging certain actions taken by the Board of Directors in connection with its approval under Section 912 of the New York Business Corporation Law of the transfer of 909,091 shares of the Company's Common Stock to FAC.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11)  Commitments and Contingencies (continued)
      -----------------------------
Management is vigorously defending the action and believes the likelihood of a loss in the action is not probable. The final outcome of this action is not presently determinable and, therefore, no provision has been recorded in the Company's financial statements for any expense or liability that may result(See Note 12).

Future minimum rental payments required under noncancelable operating leases are $517,000, 1997; $506,000, 1998; $486,000, 1999; $446,000,
2000; and $ 462,000, 2001. Rent expense under all leases was $542,000, $564,000 and $672,000 for 1996, 1995 and 1994, respectively.

(12) Related Party Transactions
     --------------------------
At September 30, 1996 FAC owned approximately 21.1% of the Company's Common Stock. (See Note 17)

During fiscal 1996, First Albany Corporation, a wholly-owned subsidiary of FAC, acted as placement agent in connection with a private placement of 1.3 million shares of the Company's Common Stock, pursuant to which the Company raised approximately $1.9 million of additional capital (net of expenses), for which First Albany Corporation was paid a $40,000 fee.

During 1996, 1995 and 1994, the Company made several rental payments for laboratory space to an officer/director of the Lawrence Insurance Group Inc. ("LIG") and purchased various insurance coverage from LIG or companies owned directly or indirectly by LIG totaling $453,000, $493,000, and $444,000, respectively. Several subsidiaries of LIG collectively own approximately 16.8% of the Company's Common Stock.

(13) Discontinued Operations
     -----------------------
The Company's United Telecontrol Electronics, Inc. ("UTE") subsidiary, the sole component of the Defense/Aerospace segment, filed for voluntary bankruptcy under Chapter 11 of the Federal Bankruptcy Code in April 1994. During October 1994, UTE commenced an orderly liquidation and final court approval occurred during the third quarter of fiscal 1996. Accordingly, the Company no longer includes Defense/Aerospace amongst its reportable business segments, and since 1994 UTE has been reported as a discontinued operation, and accordingly the consolidated financial statements have been reclassified to report separately the net liabilities and operating results of the business.

The Company recorded the effect of the final liquidation of UTE during fiscal year 1996. Final adjustments to the Company's financial statements

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(13) Discontinued Operations (continued)
     -----------------------
as a result of the UTE bankruptcy are reflected in income from discontinued operations.

Discontinued operations consist of the following:


(Dollars in thousands)                      1996        1995        1994
                                          --------    --------    --------
Sales                                     $      0    $      0    $  2,299
                                          ========    ========    ========
Income (loss) from discontinued
  operations before income tax            $  3,239    $      0    $(24,872)

Income tax benefit                               0           0        (353)
                                          --------    --------    --------
Net income (loss) from discontinued
   operations                             $  3,239    $      0    $(24,519)
                                          ========    ========    ========

The assets and liabilities of the Company's discontinued operations at September 30, 1996 and 1995 are as follows:

(Dollars in thousands)                           1996            1995
                                               --------        --------
Assets:
  Cash                                         $      0        $    162
  Assets held for sale                                0           1,658
                                               --------        --------
     Total Assets                              $      0        $  1,820
                                               --------        --------
Liabilities:
  Post-petition liabilities                    $      0        $    166
  Pre-petition liabilities                            0           4,410
                                               --------        --------
     Total Liabilities                         $      0        $  4,576
                                               --------        --------
  Net Liabilities                              $      0        $  2,756
                                               ========        ========

(14) Sale of Subsidiary - ProQuip, Inc.
     ----------------------------------
On November 22, 1994, the Company sold all of the outstanding capital stock of its ProQuip Inc. subsidiary to Phase Metrics of San Diego, CA.

            MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Sale of Subsidiary - ProQuip, Inc. (continued)
     ----------------------------------
The Company received $13,250,000 in cash from Phase Metrics and ProQuip forgave a $316,000 intercompany debt due from the Company. The net proceeds from the sale were used to reduce term debt by $8,000,000 and to increase working capital by $3,776,000.

The sale resulted in a $6,779,000 gain, which was recorded during the first quarter of fiscal year 1995. In addition, $750,000 of the net proceeds was escrowed to provide a fund for any indemnity payments that the Company may be obligated to pay Phase Metrics. As of February 22, 1996 (the escrow expiration date), no claim had been filed, nor was the company aware of any circumstances which might give rise to future claims. Accordingly, the Company recognized the remaining $750 thousand gain from the sale during the second quarter of fiscal 1996.

ProQuip, a component of the Test & Measurements segment, is included in the Company's financial statements through November 22, 1994, the date of its sale, as follows:

        (Dollars in thousands)                   1995            1994
                                               --------        --------
Sales                                          $  2,584        $ 15,231
                                               ========        ========
Income from continuing operations
  before income tax                            $    730        $  4,019

Income tax expense                                  293           1,564
                                               --------        --------
Net Income                                     $    437        $  2,455
                                               ========        ========

The following unaudited condensed pro forma income statement from continuing operations for the year ended September 30, 1995 and 1994 reflects the effects of the sale of ProQuip, assuming the sale had occurred October 1, 1994. The pro forma adjusted results include a reduction of interest on term debt, assuming a payment of $8,000,000 was made; a reduction of interest on the line of credit, assuming the excess net proceeds after the term debt pay down are used to reduce or pay down any outstanding line of credit balance; and interest income earned on excess cash after the pay down of the term debt and line of credit.

            MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14) Sale of Subsidiary - ProQuip, Inc. (continued)

(Dollars in thousands)                           1995            1994
                                               Pro Forma       Pro Forma
                                               ---------       ---------
Sales                                          $  27,164       $  25,003
                                               =========       =========
Operating loss                                 $  (3,194)      $  (3,801)
                                               ---------       ---------
Interest expense                                     914             290
Other (expense) income, net                         (226)          1,670
                                               ---------       ---------
Income (loss) from continuing
operations before income tax                      (4,334)         (2,421)
Income tax (benefit) expense                        (142)           (645)
                                               ---------       ---------
Income (loss) from continuing
operations                                     $  (4,192)      $  (1,776)
                                               =========       =========

(15) Impairment Loss on Long-Lived Assets
     ------------------------------------
During 1995, the Company elected to adopt the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". Accordingly, the realizability of goodwill associated with the Company's investment in Ling Electronics, Inc. (Ling), a wholly owned subsidiary, was analyzed for impairment due to its history of operating and cash flow losses. The Company determined that the goodwill would not likely be recoverable based on the estimated future cash flows at Ling. As a result, a $1,590,000 impairment loss was recognized to reduce the carrying value of the Company's investment in Ling.


(16) Information on Business Segments
     --------------------------------
The Company's operations comprise two business segments.

    Technology - provides contract research and development, design and prototype manufacturing services in mechanical engineering, machinery dynamics and diagnostics, tribology, electrical engineering, measurement science, and energy technology.

    Test and Measurement - develops and manufactures high-accuracy inspection systems, shock and vibration testing systems, and electronic instruments using noncontact measurement techniques. The information below includes the results of ProQuip, Inc. which was sold in November 1994 (See Note 14).

             MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(16) Information on Business Segments (continued)
     --------------------------------
A summary of financial data for these business segments at September 30, 1996, 1995, 1994, and for the fiscal years then ended follows:

                                        (Dollars in thousands)
                                                SALES
                               ---------------------------------------
                                 1996           1995            1994
                               --------       --------        --------
Technology                     $  9,146       $ 11,608        $ 10,513
Test and Measurement             22,755         18,140          29,721
                               --------       --------        --------
                               $ 31,901       $ 29,748        $ 40,234
                               ========       ========        ========

                                        OPERATING INCOME (LOSS)
                               ---------------------------------------
                                 1996           1995            1994
                               --------       --------        --------
Technology                     $   (434)      $   (463)       $ (1,903)
Test and Measurement              1,390         (2,009)          2,171
                               --------       --------        --------
                               $    956       $ (2,472)       $    268
                               ========       ========        ========

                                            DEPRECIATION
                               ---------------------------------------
                                 1996           1995            1994
                               --------       --------        --------
Technology                     $    446       $    440        $    510
Test and Measurement                190            203             298
Corporate                             4              3               5
                               --------       --------        --------
                               $    640       $    646        $    813
                               ========       ========        ========

                                            ASSETS EMPLOYED
                               ---------------------------------------
                                 1996           1995            1994
                               --------       --------        --------
Technology                     $  4,527       $  5,753        $  6,120
Test and Measurement              9,577          7,492          18,167
Corporate                           348          1,238           1,030
                               --------       --------        --------
                               $ 14,452       $ 14,483        $ 25,317
                               ========       ========        ========

                                          CAPITAL EXPENDITURES
                               ---------------------------------------
                                 1996           1995            1994
                               --------       --------        --------
Technology                     $    285       $    227        $    219
Test and Measurement                258            437             426
Corporate                             6              3               0
                               --------       --------        --------
                               $    549       $    667        $    645
                               ========       ========        ========

            MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(16) Information on Business Segments (continued)
     --------------------------------
The U.S. Government is the largest customer of the Technology segment and accounted for 21%, 30% and 17% of consolidated revenues in 1996, 1995 and 1994, respectively. The largest single government agency customer of the Technology segment accounted for 14%, 23% and 12% of the Company's consolidated revenues in 1996, 1995 and 1994, respectively. The largest customer of the Test & Measurement segment accounted for 2%, 7%, and 13% of consolidated revenues in 1996, 1995, and 1994, respec-tively.

The Technology segment continues to be dependent on government-funded R&D contracts for the bulk of its business. However, fiscal constraints at all levels of government have reduced the level of funding available for these programs, and securing additional such contracts has become more difficult and competitive; no improvement in this situation is anticipated in the foreseeable future. For the second year in a row , the Technology segment has a historically low level of backlog, and any improvement in the segment's results in fiscal 1997 will depend on success in procuring and fulfilling orders within the fiscal year. The future growth and profitability of the segment will depend on its success in identifying and exploiting new markets for its products and services.

(17) Subsequent Event
     ----------------
During fiscal 1996, First Albany Companies, Inc. ("FAC") purchased 909,091 shares of the Company's Common Stock from the New York State Superintendent of Insurance as the court-ordered liquidator of United Community Insurance Company ("UCIC"). In connection with this purchase, FAC also acquired certain rights to an obligation ("Term Loan") due from the same finance company ("FCCC") to whom the Company is obligated under the Note Payable, due December 31, 1996 (See Notes 7 and 12).

FCCC is in default of its Term Loan to UCIC. FAC, as the owner of the rights to the Term Loan, filed suit seeking payment. Collateral for the FCCC Term Loan includes the Company's Note Payable to FCCC. FAC has exercised its rights to the collateral securing the Term Loan, including the right to obtain payment on the Note Payable directly from the Company. The Company and FAC have entered into an agreement dated as of December 27, 1996 under which the Company will issue to FAC 1.0 million shares of Common Stock in full satisfaction of the Note Payable.

             MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(17) Subsequent Event (continued)
     ----------------
Accordingly, the Note payable of $3.0 million and accrued interest of $1.1 million have been reclassified as long term in the accompanying balance sheet. If the transaction described herein had been consummated on September 30, 1996, Shareholders' Equity would be as follows:


                                                  September 30, 1996
                                                  ------------------
                                               As Reported     Pro Forma
                                               -----------    -----------
                                                (Dollars in thousands)

SHAREHOLDERS' EQUITY

  Common stock, par value $1 per share,
   authorized 15,000,000; issued 4,902,201
   (Actual) and 5,902,201 (Pro Forma)          $     4,902    $     5,902
  Paid-in capital                                   13,423         16,421
  Deficit                                          (16,089)       (16,089)
                                               -----------    -----------
                                                     2,236          6,234

  Foreign currency translation adjustment              (19)           (19)
  Common stock in treasury, at cost,
    3,000 shares                                       (29)           (29)
  Restricted stock grants                              (24)           (24)
                                               -----------    -----------
      Total Shareholders' Equity               $     2,164    $     6,162
                                               ===========    ===========

If FCCC were to seek collection of the Note Payable plus accrued interest from the Company, the Company, based on the opinion of counsel, believes that the outcome of any such action pursued by FCCC against the Company would not have a material adverse impact on the Company's financial position or results of operation.