Form 10-K/A
period 1996-09-30
MECHANICAL TECHNOLOGY INC
filed 1997-01-28
CIK 64463

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                FORM 10-K/A-2

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

     Registrant's telephone number, including area code: (518)785-2211 Securities Registered Pursuant to Section 12(b) of the Act: NONE
       Securities Registered Pursuant to Section 12(g) of the Act
                         $1.00 Par Value Common Stock
                              (Title of Class)
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part
III of this Form 10-K or any amendment to this form 10-K. [ X ]

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
The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant on December 31, 1996 (based on the last sale price of $2.00 per share for such stock reported by NASDAQ for that date) was approximately $6,503,172.

As of December 31, 1996, the registrant had 5,899,201 shares of
Common Stock outstanding.
                      DOCUMENTS INCORPORATED BY REFERENCE
          Document                     Where Incorporated into Form 10-K Report
          --------                     ----------------------------------------
     Proxy Statement for                             Part III
Annual Meeting of Shareholders
 to be held on April 16, 1997



===============================================================================

                                   PART III


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Executive Officers" in Item 1 of this Form 10-K Report, and the information set forth in the section entitled "Election of Directors", and under the captions "Security Ownership of Certain Beneficial Owners" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the section entitled "Additional Information", in the Draft, dated January 27, 1997 of the Proxy Statement to be filed by the registrant, pursuant to Regulation 14A, for its Annual Meeting of Shareholders to be held on April 16, 1997 (the "1997 Proxy Statement Draft", a copy of which is included as Exhibit 99.1 hereto), is incorporated herein by reference.


ITEM 11:  EXECUTIVE COMPENSATION

The information set forth under the captions "Executive Compensation", "Compensation Committee Report", "Compensation Committee Interlocks and Insider Participation", "Employment Agreements", and "Directors Compensa-tion", in the section entitled "Additional Information" in the registrant's 1997 Proxy Statement Draft, is incorporated herein by refer-ence.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the section entitled "Additional Information" in the registrant's 1997 Proxy Statement Draft, is incorporated herein by reference.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Information Regarding Directors" in the section entitled "Election of Directors", and under the captions "Directors Compensation", "Security Ownership of Certain Beneficial Owners", and "Compensation Committee Interlocks and Insider Participation", in the section entitled "Additional Information", in the registrant's 1997 Proxy Statement Draft, is incorporated herein by reference.

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

    21               Subsidiaries of the registrant.

    99.1             Draft, dated January 27, 1997, of the Proxy
                     Statement to be filed by the registrant, pursuant to Regulation 14A, for its Annual
                     Meeting of Shareholders scheduled to be held on April 16, 1997.

----------------------------------
Certain exhibits were previously filed (as indicated below) and are incorporated herein by reference. All other exhibits for which no other filing information is given are filed herewith:

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

                                       MECHANICAL TECHNOLOGY INCORPORATED


Date: January 28, 1997            By:  /s/ R. Wayne Diesel
      ----------------                -----------------------------------
                                      R. Wayne Diesel
                                      Chief Executive Officer

                               INDEX TO EXHIBITS
                               -----------------

     2.1             Purchase Agreement, dated as of November 23,
                     1994, among the Registrant, ProQuip Inc. and
                     Phase Metrics.

     3.1 Certificate of Incorporation of the registrant, as amended.

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

     4.20 Loan Agreement, dated as of June 1, 1987, between the registrant and Chase Lincoln
                     First Bank, N.A. ("Chase Lincoln"), relating to a $20,000,000 term loan to finance the registrant's acquisition of United
                     Telecontrol Electronics, Inc. (the "UTE Loan
                     Agreement").

     4.21 First Amendment to Loan Agreement, dated as of September 30, 1988, amending certain provisions of the UTE Loan Agreement.

     4.22 Second Amendment to Loan Agreement, dated as of February 21, 1990, amending certain provisions of the UTE Loan Agreement.

     4.24 Third Amendment to Loan Agreement, dated as of January 1, 1991, amending certain provisions of the UTE Loan Agreement.

     4.25 Form of Note, in the amount of $9,181,700, executed by the registrant on January 1, 1991 to evidence its indebtedness under the UTE Loan Agreement.

     4.26 Form of Note, in the amount of $2,000,000, executed by the registrant on January 1, 1991 to evidence its indebtedness under the UTE Loan Agreement.

     4.27 Form of Note, in the amount of $1,000,000, executed by the registrant on January 1,

                     1991 to evidence its indebtedness under the UTE Loan Agreement.

     4.28 Mortgage, dated January 31, 1991, executed by the registrant in favor of Chase Lincoln and securing the registrant's obligation to Chase Lincoln, including those under the UTE and ProQuip Loan Agreements.

     4.30 Loan Agreement, dated as of September 30, 1988, between the registrant and Chase Lincoln relating to an $8,000,000 term loan to finance the registrant's acquisition of ProQuip, Inc. (the "ProQuip Loan Agreement").

     4.31            Negative Pledge Agreement, dated as of
                     September 30, 1988, executed by the
                     registrant in favor of Chase Lincoln in
                     connection with the ProQuip Loan
                     Agreement.

     4.32 Security Agreement, dated as of September 30, 1988, executed by the registrant in favor of Chase Lincoln and securing the registrant's obligations to Chase Lincoln, including those under the UTE and ProQuip Loan Agreements (the "Chase Lincoln Security Agreement").

     4.33 First Amendment to Loan Agreement, dated as of February 21, 1990, amending certain provisions of the ProQuip Loan Agreement.

     4.34            Form of Note, in the amount of
                     $3,375,817.80, executed by the registrant on February 21, 1990 to evidence its indebtedness under the ProQuip Loan
                     Agreement.

     4.35 Amendment Number One to Security Agreement, executed by the registrant on February 21, 1990, amending the Chase Lincoln Security
                     Agreement.

     4.36 Mortgage, dated February 21, 1990, executed by the registrant in favor of Chase Lincoln and securing the registrant's obligations to Chase Lincoln, including those under the UTE and ProQuip Loan Agreements.

     4.37 Second Amendment to Loan Agreement, dated as of January 1, 1991, amending certain provisions of the ProQuip Loan
                     Agreement.

     4.38            Mortgage Modification and Allocation
                     Agreement, dated January 1, 1991, executed by the registrant and Chase Lincoln.

     4.40 Form of Payment Guaranty, dated as of September 1, 1988 [as of September 30, 1988, in the case of ProQuip, Inc.], executed by the subsidiaries of the registrant in favor of Chase Lincoln and guaranteeing payment of the registrant's obligations to Chase Lincoln, including those under the UTE and ProQuip Loan Agreements.

     4.41 Form of Negative Pledge Agreement, dated as of September 30, 1988, executed by the subsidiaries of the registrant in favor of Chase Lincoln in connection with the ProQuip Loan Agreement.

     4.42 Form of Security Agreement, dated as of September 30, 1988, executed by the subsidiaries of the registrant in favor of Chase Lincoln and securing the registrant's obligations to Chase Lincoln, including those under the UTE and ProQuip Loan Agreements.

     4.43 Acknowledgment, Confirmation and Further Agreement, made as of February 21, 1990, executed by the subsidiaries of the registrant in favor of Chase Lincoln with respect to the registrant's obligations under the UTE and ProQuip Loan Agreements.

     4.50 Debt Restructure Agreement, made as of February 21, 1990, between the registrant, Chase Lincoln, and Manufacturers Hanover Trust Company ("Manufacturers Hanover"), providing for a restructuring of the registrant's indebtedness to Chase Lincoln under the UTE and ProQuip Loan Agreements and of the registrant's outstanding indebtedness to Manufacturers Hanover (the "MHTCo. Existing Debt"), among other things.

     4.55 Second Amendment to Debt Restructure Agreement, made as of January 1, 1991, between the registrant, Chase Lincoln, and Manufacturers Hanover, amending certain provisions of the Debt Restructure Agreement.

     4.56 Second Debt Restructure Agreement, as of July 22, 1992, between the registrant, Chase Lincoln First Bank, N. A. ("CLFB"), and Chemical Bank ("Chemical"), as successor in interest to Manufacturers Hanover Trust Company, providing for a restructuring of the registrant's indebtedness to CLFB under the UTE and ProQuip Loan Agreements and of the registrant's outstanding indebtedness to Chemical, among other things.

     4.63            Promissory Note, in the amount of
                     $4,000,000 and dated July 22, 1992,
                     executed by the registrant to evidence its indebtedness to Chemical from time to time with respect to a line of credit in such amount (The Chemical Line of Credit).

     4.64 Form of Payment Guaranty, dated as of July 24, 1992, executed by Masco Corporation in favor of Chemical and guaranteeing payment of the registrant's obligations to Chemical under the Chemical Line of Credit.

     4.65            Promissory Note, in the amount of
                     $4,000,000 and dated October 31, 1994,
                     extending the maturity date of the
                     Promissory note dated July 22, 1992,
                     executed by the registrant to evidence its indebtedness to Chemical under The Chemical
                     Line of Credit.

     4.66 Promissory Note, in the amount of $4,000,000 and dated October 31, 1995, extending the maturity date of the Promissory note dated October 31, 1994, executed by the registrant to evidence its indebtedness to Chemical under The Chemical Line of Credit.

     4.67 Form of Payment Guaranty, dated October 31, 1995 executed by Masco Corporation in favor of Chemical and guaranteeing payment of the registrant's obligations to Chemical under the Chemical Line of Credit.

     4.80 Amended and Restated Loan Agreement, dated as of July 22, 1992, between the registrant and Chase Lincoln First Bank, N.A., which amends, restates, combines, and supersedes in full the UTE and the ProQuip loan agreements.

     4.81 Form of Note, in the amount of $5,000,000, executed by the registrant on July 24, 1992 to evidence its indebtedness to CLFB under the July 22, 1992 Loan Agreement.

     4.82 Form of Note, in the amount of $7,984,770, executed by the registrant on July 24, 1992 to evidence its indebtedness to CLFB under the July 22, 1992 Loan Agreement.

     4.83            Additional Mortgage Note, dated July 24,
                     1992, executed by the registrant in favor of CLFB and securing the registrant's obligation to CLFB under the Loan Agreement.

     4.84 Additional Mortgage and Security Agreement, dated as of July 22, 1992, executed by the registrant in favor of CLFB and securing the registrant's obligations to CLFB.

     4.85 Mortgage Consolidation, Spreader, Modification Extension and Security Agreement, dated July
                     22, 1992, executed by the registrant and CLFB.

     4.86 Confirmation of Guaranties and Security Agreements, dated July 22, 1992, executed by subsidiaries of the registrant in favor of CLFB with respect to the registrant's obligations to CLFB.

     4.87 Consent and waiver, dated December 21, 1993, from CLFB to the registrant with respect to the Amended and Restated Loan Agreement.

     4.88 Amendment One to Amended and Restated Loan Agreement, dated as of August 1, 1994, between the registrant and Chase Manhattan Bank, N. A. which amends the Amended and Restated Loan Agreement to defer the payment due on June 30, 1994.

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

     4.91 Form of Note, in the amount of $340,000, executed by the registrant on October 6, 1995 to evidence its indebtedness to Chase
                     Manhattan Bank, N.A. under the July 22, 1992
                     Loan Agreement.

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

    10.3             MTI Employee 1982 Stock Option Plan.

    10.4             Agreement, dated December 21, 1993, between
                     UTE, First Commercial Credit Corporation
                     ("FCCC") and the registrant, relating to an advance against certain receivables.

    10.6 Agreement, dated June 2, 1993, between the registrant and Mr. Harry Apkarian, Director, regarding his employment.

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

    21               Subsidiaries of the registrant.

    99.1  *          Draft, dated January 27, 1997, of the Proxy
                     Statement to be filed by the registrant, pursuant to Regulation 14A, for its Annual
                     Meeting of Shareholders scheduled to be held on April 16, 1997.


* Filed with this Amendment No. 2 to the Form 10-K Report; all other exhibits were previously filed (as indicated in Item 14) and are incorporated herein by reference.