Form 10-Q
period 1996-12-27
MECHANICAL TECHNOLOGY INC
filed 1997-02-10
CIK 64463

===============================================================================
===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                          ---------------------------

                                   FORM 10-Q

/X/ Quarterly report pursuant to section 13 or 15 (d) of the Securities
      Exchange Act of 1934

                For the quarterly period ended December 27, 1996

/ / Transition report pursuant to Section 13 or 15 (d) of the Securities
      Exchange Act of 1934

                For the period from            to
                                    ----------    ----------

                         -----------------------------
                         Commission File Number 0-6890
                         -----------------------------

                       MECHANICAL TECHNOLOGY INCORPORATED
            (Exact name of registrant as specified in its charter)


           NEW YORK                                   14-1462255
-------------------------------                  -------------------
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)

                 968 ALBANY-SHAKER RD., LATHAM, NEW YORK    12110
                --------------------------------------------------
                (Address of principal executive offices)(Zip Code)

                               (518) 785-2211
                               --------------
                Registrant's telephone number, including area code


                               NOT APPLICABLE
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes  X      No
                                                     ---        ---

           CLASS                           OUTSTANDING AT DECEMBER 27, 1996
-----------------------------              --------------------------------
COMMON STOCK, $1.00 PAR VALUE                       5,899,201  SHARES


===============================================================================
===============================================================================

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES


                                     INDEX



                                                                Page No.
                                                                --------
Part I Financial Information
----------------------------

  Consolidated Balance Sheets - December 27, 1996
     and September 30, 1996                                       3 - 4


  Consolidated Statements of Income -
     Three months ended December 27, 1996
     and December 29, 1995                                            5


  Consolidated Statements of Cash Flows -
     Three months ended December 27, 1996
     and December 29, 1995                                            6


  Notes to Consolidated Financial Statements                          7


  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                         8 - 10



Part II Other Information
-------------------------

  Item 4. and Item 6.                                                11


  Signature                                                          12

                        PART I FINANCIAL INFORMATION
              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                  As of December 27, 1996 (Unaudited) and
        September 30, 1996 (Derived from audited financial statements)
                          (Dollars in thousands)



                                                 Dec. 27,       Sept. 30,
                                                   1996           1996
                                                 --------       --------
ASSETS
Current Assets:
  Cash and cash equivalents                      $    128       $     66

  Trade accounts                                    7,255          7,491
  Allowance for doubtful accounts                    (111)          (102)
                                                  -------        -------
      Net receivables                               7,144          7,389

  Inventories:
    Raw materials and components                    2,564          2,231
    Work in process                                 1,468          1,727
    Finished goods                                    191            153
                                                  -------        -------
         Total inventories                          4,223          4,111

  Prepaid expenses & other
    current assets                                    165            190
                                                  -------        -------
    Total Current Assets                           11,660         11,756

Property, Plant and Equipment:
    Cost                                           19,846         19,498
    Accumulated depreciation                      (17,001)       (16,880)
                                                  -------        -------
      Net Property, Plant and Equipment             2,845          2,618

Other Assets                                           72             78
                                                  -------        -------
TOTAL ASSETS                                     $ 14,577       $ 14,452
                                                  =======        =======













The accompanying notes are an integral part of the consolidated financial statements.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                   As of December 27, 1996 (Unaudited) and
         September 30, 1996 (Derived from audited financial statements)
                            (Dollars in thousands)



                                                 Dec. 27,       Sept. 30,
                                                   1996           1996
                                                 --------       --------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Line-of-credit                                 $  1,369       $    -
  Current installments on long-term debt              604            604
  Income taxes payable                                146             16
  Accounts payable                                  1,883          1,979
  Accrued liabilities                               2,333          3,350
  Payroll and other taxes withheld
    and accrued                                       328            671
                                                  -------        -------
      Total Current Liabilities                     6,663          6,620

Line-of-credit, net of current portion                -              100
Note Payable                                          -            3,000
Long-term debt, net of current maturities             555            706
Accrued interest - Note Payable                       -            1,098
Deferred income taxes and other credits               739            764
                                                  -------        -------
   Total Liabilities                                7,957         12,288

Shareholders' Equity:
  Common stock                                      5,902          4,902
  Paid-in-capital                                  13,923         13,423
  Deficit                                         (13,159)       (16,089)
  Foreign currency translation adjustment             (14)           (19)
  Treasury stock                                      (29)           (29)
  Restricted stock grants                              (3)           (24)
                                                  -------        -------
    Total Shareholders' Equity                      6,620          2,164
                                                  -------        -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY       $ 14,577       $ 14,452
                                                  =======        =======












The accompanying notes are an integral part of the consolidated financial statements.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (Dollars in thousands, except per share)



                                                   Three months ended
                                                 Dec. 27,       Dec. 29,
                                                   1996           1995
                                                 --------       --------
Product revenue                                  $  6,296       $  5,397
Research & development revenue                      1,826          2,004
                                                  -------        -------
     Total revenue                               $  8,122       $  7,401

Product cost of sales                               3,906          3,349
Research & development contract costs               1,323          1,409
Selling, general and administrative
 expenses                                           2,020          1,898

Product development and research costs                290            191
                                                  -------        -------

     Operating income                            $    583       $    554


Interest expense                                     (161)          (263)
Other income(expense), net                             36            (44)
                                                  -------        -------

     Income before extraordinary item
      and income taxes                           $    458       $    247

Income tax expense                                     35              7
                                                  -------        -------
     Income before extraordinary item            $    423       $    240

Gain on extinguishment of debt, net of
 taxes ($106)                                       2,507            -
                                                  -------        -------

     Net income                                  $  2,930       $    240
                                                  =======        =======

Earnings per share:
     Income before extraordinary item                 .09            .07
     Gain on extinguishment of debt                   .51            -
                                                  -------        -------
     Net income                                  $    .60       $    .07
                                                  =======        =======






The accompanying notes are an integral part of the consolidated financial statements.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)


                                                     Three months ended
                                                   Dec. 27,     Dec. 29,
                                                     1996         1995
                                                   --------     --------
OPERATING ACTIVITIES
  Net income                                       $  2,930     $    240
  Adjustments to reconcile net income to net
   cash (used)provided by operations:
     Gain on extinguishment of debt                  (2,507)         -
     Depreciation and amortization                      129          166
     Foreign currency translation                         5           (3)
     Other                                               12          (10)
  Changes in operating assets and liabilities:
     Accounts receivable                                236          306
     Inventories                                       (112)        (311)
     Escrow deposit                                     -            750
     Prepaid expenses and other current assets           25          244
     Accounts payable                                   (96)        (446)
     Income taxes                                        24          -
     Accrued liabilities                             (1,345)         292
                                                    -------      -------
Net cash (used) provided by operations             $   (699)    $  1,228
                                                    -------      -------
INVESTING ACTIVITIES
  Purchases of property, plant & equipment         $   (357)    $    (64)
                                                    -------      -------
Net cash used in investing activities              $   (357)    $    (64)
                                                    -------      -------
FINANCING ACTIVITIES
  Net borrowings (payments) under line-of-credit   $  1,269     $   (915)
  Principal payments of long-term debt                 (151)         (35)
                                                    -------      -------
Net cash provided (used) in financing activities   $  1,118     $   (950)
                                                    -------      -------
Increase in cash and cash equivalents              $     62     $    214
Cash and cash equivalents - beginning of period          66           78
                                                    -------      -------
Cash and cash equivalents - end of period          $    128     $    292
                                                    =======      =======
Supplemental Disclosure
-----------------------

NONCASH FINANCING ACTIVITIES
   Conversion of Note Payable to common stock
      Note Payable extinguishment                  $ (3,000)         -
      Common stock issued                             1,500          -
      Accrued interest- Note Payable                 (1,213)         -
                                                    -------      -------
Net noncash used in financing activities           $ (2,713)    $    -
                                                    =======      =======

The accompanying notes are an integral part of the consolidated financial statements.

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The management of the Company believes the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to fairly present the financial position as of December 27, 1996 and results of operations and changes in financial position for the three months then ended.


2. The results of operations for the three-month period ended December 27, 1996 are not necessarily indicative of the results to be expected for the full year.


3. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K Report for the fiscal year ended September 30, 1996.

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     On December 27, 1996, the Company and First Albany Companies, Inc. ("FAC") entered into an agreement under which the Company issued to FAC 1.0 million shares of common stock in full satisfaction of the Note Payable of $3.0 million and accrued interest of $1.2 million. As a result, the Company realized a gain on the extinguishment of debt totaling $2.6 million, net of approximately $100 thousand of transaction related expenses. (see FINANCIAL CONDITION" below.)
     During the first quarter of fiscal 1997 the Company announced it had discontinued efforts to sell its wholly owned subsidiary, Ling Electronics Inc. ("Ling"), of Anaheim, California. A definitive agreement had been negotiated and executed under which the amount to be paid in cash at closing approximated Ling's net book value; however the buyer failed to obtain funding prior to the expiration date of the agreement.
     The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated statements of income.


RESULTS OF OPERATIONS
---------------------
(Dollars in thousands)

                                     SALES
                               Three months ended
                              ---------------------
BUSINESS SEGMENT:             12/27/96     12/29/95     Change
-----------------             --------     --------    --------

Test & Measurement           $   6,266    $   5,397   $     869
Technology                       1,856        2,004        (148)
                              --------     --------    --------
TOTAL                        $   8,122    $   7,401   $     721
                              ========     ========    ========

                                   OPERATING
                                 INCOME (LOSS)
                               Three months ended
                              ---------------------
BUSINESS SEGMENT:             12/27/96     12/29/95     Change
-----------------             --------     --------    --------
Test & Measurement           $     767    $     436   $     331
Technology                        (184)         118        (302)
                              --------     --------    --------
TOTAL                        $     583    $     554   $      29
                              ========     ========    ========

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


     Sales and operating income for the first three months of fiscal year 1997 versus the same period of fiscal year 1996 have increased approximately 9.7% and 5.2%, respectively. The effect each business segment had on this change is outlined in the above table and discussed below.

TEST AND MEASUREMENT
--------------------
     The Test and Measurement segment reported a 16.1% increase in revenues and a 75.9% rise in operating income compared to the same period last year.
     Sales for the first quarter of fiscal year 1997 totaled $6.3 million compared to $5.4 million for the comparable period in the prior year. All divisions within this segment reported higher levels of shipments in the first quarter of fiscal 1997 as compared to the same period in the prior year. Operating income for the first quarter of fiscal 1997 amounted to $767 million, an increase of $331 thousand over the $436 thousand operating income for the same period in 1996; improved operating income resulted primarily from the higher level of sales. All divisions were profitable during the quarter and reported higher levels of operating income than in the prior year.

TECHNOLOGY
----------
     The Technology segment experienced a 7.4% decrease in sales and experienced a significant decline in operating income compared to the corresponding period last year. The decline in sales was substantially due to the timing of the work performed on a large order received. This segment incurred an operating loss of $184 thousand compared to income of $118 thousand for the first three months of the previous year. Current year results were negatively impacted by contract overruns of approximately $190 thousand.
     The Technology segment continues to be dependent on government-funded R&D contracts for the bulk of its business. However, fiscal constraints at all levels of government have reduced the level of funding available for these programs, and securing additional such contracts has become more difficult and competitive; no improvement in this situation is anticipated in the foreseeable future. Any improvement in the segment's results in the remaining quarters of fiscal 1997 will depend on success in procuring and fulfilling orders within the fiscal year. The future growth and profitability of the segment will depend on its success in identifying and exploiting new markets for its products and services.

OTHER
-----
     In addition to the matters noted above, the Company recorded a $2.5 million extraordinary gain, net of taxes, on the extinguishment of debt during the first quarter of fiscal 1997. Results during the first quarter of fiscal 1997 were further enhanced by lower interest expense, principally resulting from reduced indebtedness. Moreover, in the first quarter, the Company benefited from reduced income tax expense due to the use of net operating loss carryforwards. However, the use of any further carryforwards will be significantly limited on an annualized basis pursuant to the Internal Revenue Code.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
-------------------
     Working capital of $5.0 million at December 27, 1996 reflects a $139 thousand decline from September 30, 1996.
     At December 27, 1996 cash and cash equivalents were $128 thousand versus $66 thousand at September 30, 1996. Net cash used by operations for the first quarter of fiscal 1997 amounted to $699 thousand, as compared to cash provided of $1.2 million in the prior year.
     The capital used during the first quarter of fiscal 1997 was used principally to reduce accrued liabilities and acquire capital equipment. Substantially all of the funds provided were from line of credit borrowings. Line of credit borrowings at December 27, 1996 were $1.4 million, while at September 30, 1996 there were line of credit borrowings of $100 thousand.
     Capital spending during the first quarter of fiscal 1997 was $357 thousand, a significant increase from the comparable period in 1996's capital spending level of $64 thousand.
     During fiscal 1996, First Albany Companies, Inc. ("FAC") had purchased 909,091 shares of the Company's common stock from the New York State Superintendent of Insurance as the court-ordered liquidator of United Community Insurance Company ("UCIC"). In connection with this purchase, FAC had also acquired certain rights to an obligation ("Term Loan") due from the same finance company ("FCCC") to whom the Company was obligated under the Note Payable. FCCC was in default of its Term Loan to UCIC. FAC, as the owner of the rights to the Term Loan, filed suit seeking payment and obtained a summary judgment. Collateral for the FCCC Term Loan included the Company's Note Payable to FCCC. FAC exercised its rights to the collateral securing the Term Loan, including the right to obtain payment on the Note Payable directly from the Company.
     On December 27, 1996, the Company and FAC entered into an agreement under which the Company issued to FAC 1.0 million shares of common stock in full satisfaction of the Note Payable of $3.0 million and accrued interest of $1.2 million. Accordingly, the Company realized a gain on the extinguishment of debt totaling $2.6 million, net of approximately $100 thousand of transaction related expenses.
     The Company anticipates that it will be able to meet the liquidity needs of its continuing operations from cash flow generated by those operations and borrowing under its existing line of credit, including sufficient cash flow to make all payments due on its term loan indebtedness during 1997.

                          PART II OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

     A Special Meeting of Shareholders of the Company was held at the Company's corporate offices on December 20, 1996 for the purpose of considering and voting on a proposal to adopt and approve the Company's Stock Incentive Plan, as described in the Proxy Statement dated November 20, 1996.
     The Plan provides that the initial aggregate number of 500,000 shares of Common Stock may be awarded or issued. Under the Plan, the Board of Directors is authorized to award stock options, stock appreciation rights, restricted stock, and other stock-based incentives to officers, employees and others.
     The results of the voting on the proposal to adopt and approve the Company's Stock Incentive Plan were as follows:

                                                       Votes of % of
          In Favor         Opposed     Abstained     Outstanding Shares
         ---------        --------     ---------     ------------------
         2,716,496         65,050        2,351              56.8%

     The proposal, having received the favorable votes of a majority of the outstanding shares as required by law, was approved.



Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits

          Exhibit No.                  Description
          -----------                  -----------
              27                       Financial Data Schedule


(b) No Form 8-K Reports were filed during the quarter ending December 27, 1996. Subsequent to the end of the quarter, the Company filed a Form 8-K Report, dated January 15, 1997, reporting under Item 5 thereof the Company's issuance of a press release dated January 3, 1997. The press release announced that the Company had reached an agreement with First Albany Companies Inc. (FAC) to satisfy an approximate $4.1 million obligation ($3.0 million principal and $1.1 million in accrued interest). Under the terms of the agreement, MTI issued one million shares of common stock to FAC in satisfaction of all principal and interest obligations under the First Commercial Credit Corporation arrangement. A copy of the press release was filed as Exhibit 20.5 to the Form 8-K Report.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        MECHANICAL TECHNOLOGY INCORPORATED


 2-10-97                                /s/  R. WAYNE DIESEL
--------                                ----------------------------------
 (Date)                                      R. Wayne Diesel
                                             Chief Executive Officer




 2-10-97                                /s/  STEPHEN T. WILSON
--------                                ----------------------------------
(Date)                                       Stephen T. Wilson
                                             Chief Financial Officer