Form 10-K/A
period 1996-09-30
MECHANICAL TECHNOLOGY INC
filed 1997-03-21
CIK 64463

==============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549
                                FORM 10-K/A-3

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

                                   PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Executive Officers" in Item 1 of this Form 10-K Report, and the information set forth in the section entitled "Election of Directors", and under the captions "Security Ownership of Certain Beneficial Owners" and "Section 16(a) Beneficial Ownership Reporting Compliance " in the section entitled "Additional Information", in the definitive Proxy Statement filed by the registrant, pursuant to Regulation 14A, for its Annual Meeting of Shareholders to be held on April 16, 1997 (the "1997 Proxy Statement"), is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

The information set forth under the captions "Executive Compensation", "Compensation Committee Report", "Compensation Committee Interlocks and Insider Participation", "Employment Agreements", and "Directors Compensa-tion", in the section entitled "Additional Information" in the registrant's 1997 Proxy Statement, is incorporated herein by reference.

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

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the caption "Certain Information Regarding Nominees" in the section entitled "Election of Directors", and under the captions "Directors Compensation", "Security Ownership of Certain Beneficial Owners", and "Compensation Committee Interlocks and Insider Participation", in the section entitled "Additional Information", in the registrant's 1997 Proxy Statement is incorporated herein by refer-ence.

                                   PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)	The financial statements filed herewith are set forth on the Index to Consolidated Financial Statements on page F-1 of the separate financial section which accompanies this Report, which is incorporated by reference.

The following exhibits are filed as part of this Report:

   Exhibit Number                       Description
   --------------                       -----------
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

                                       MECHANICAL TECHNOLOGY INCORPORATED


Date: March 21, 1997              By:  /s/ R. Wayne Diesel
      --------------                 ------------------------------------
                                     R. Wayne Diesel
                                     Chief Executive Officer