Form 10-Q
period 1997-03-28
MECHANICAL TECHNOLOGY INC
filed 1997-05-12
CIK 64463

______________________________________________________________________________
______________________________________________________________________________

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                       __________________________________

                                   FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

                  For the quarterly period ended March 28, 1997

/ / Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

                  For the period from           to

                       __________________________________

                         Commission File Number 0-6890
                       __________________________________

                       MECHANICAL TECHNOLOGY INCORPORATED
             (Exact name of registrant as specified in its charter)


         New York                                         14-1462255
-------------------------------                       -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

968 Albany-Shaker Road, Latham, New York                     12110
----------------------------------------              -------------------
(Address of principal executive offices)                  (Zip Code)

                                (518) 785-2211
                              ------------------
              (Registrant's telephone number, including area code)

                                Not Applicable
                              ------------------
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

           CLASS                              OUTSTANDING AT MARCH 28, 1997
_____________________________                 _____________________________

Common Stock, $1.00 Par Value                         5,899,201 Shares
______________________________________________________________________________
______________________________________________________________________________

                        MECHANICAL TECHNOLOGY INCORPORATED


                                     INDEX


                                                                   Page No.
                                                                   --------
Part I   Financial Information

  Consolidated Balance Sheets - March 28, 1997
     and September 30, 1996                                          3 - 4

  Consolidated Statements of Income -
     Three months and six months ended
     March 28, 1997 and March 29, 1996                                 5

  Consolidated Statements of Cash Flows -
     Six months ended March 28, 1997
     and March 29, 1996                                                6

  Notes to Consolidated Financial Statements                           7

  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                             8 - 10


Part II   Other Information                                           11

	Item 1.	Legal Proceedings

	Item 2.	Exhibits and Reports on Form 8-K


Signature                                                             12

                       PART I   FINANCIAL INFORMATION
              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     As of March 28, 1997 (Unaudited) and
	September 30, 1996 (Derived from audited financial statements)
                            (Dollars in thousands)

                                                      March 28,   Sept. 30,
                                                        1997        1996
ASSETS                                                ---------   ---------
Current Assets:
  Cash and cash equivalents                           $    105    $     66

  Trade accounts                                         7,402       7,491
  Allowance for doubtful accounts                          (90)       (102)
                                                       -------     -------
      Net receivables                                    7,312       7,389

  Inventories:
    Raw materials and components                         2,649       2,231
    Work in process                                      1,075       1,727
    Finished goods                                         151         153
                                                       -------     -------
      Total inventories                                  3,875       4,111

  Prepaid expenses & other
    current assets                                         196         190
                                                       -------     -------
    Total Current Assets                                11,488      11,756
                                                       -------     -------

Property, Plant and Equipment:
    Cost                                                20,023      19,498
    Accumulated depreciation                           (17,104)    (16,880)
                                                       -------     -------
      Net Property, Plant and Equipment                  2,919       2,618
                                                       -------     -------
Other Assets                                                64          78
                                                       -------     -------

TOTAL ASSETS                                          $ 14,471    $ 14,452
                                                       =======     =======














The accompanying notes are an integral part of the consolidated financial statements.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                     As of March 28, 1997 (Unaudited) and
	September 30, 1996 (Derived from audited financial statements)
                            (Dollars in thousands)

                                                       March 28,   Sept.30,
                                                         1997        1996
                                                      ---------   ---------
LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
  Line-of-credit                                      $  1,600    $      -
  Current installments on long-term debt                   604         604
  Income taxes payable                                      98          16
  Accounts payable                                       1,564       1,979
  Accrued liabilities                                    2,399       3,350
  Payroll and other taxes withheld
    and accrued                                            344         671
                                                       -------     -------
    Total Current Liabilities                            6,609       6,620

Line-of-credit, net of current portion                       -         100
Note Payable                                                 -       3,000
Long-term debt, net of current maturities                  403         706
Accrued interest - Note Payable                              -       1,098
Deferred income taxes and other credits                    739         764
                                                       -------     -------
    Total Liabilities                                    7,751      12,288
                                                       -------     -------
Shareholders' Equity:
  Common stock                                           5,902       4,902
  Paid-in capital                                       13,923      13,423
  Deficit                                              (13,057)    (16,089)
  Foreign currency translation adjustment                  (16)        (19)
  Treasury stock                                           (29)        (29)
  Restricted stock grants                                   (3)        (24)
                                                       -------     -------
    Total Shareholders' Equity                           6,720       2,164
                                                       -------     -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 14,471    $ 14,452
                                                       =======     =======














The accompanying notes are an integral part of the consolidated financial statements.

                        MECHANICAL TECHNOLOGY INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                     (Dollars in thousands, except per share)



                                    Three months ended   Six months ended
                                    ------------------  ------------------
                                    March 28, March 29, March 28, March 29,
                                      1997      1996      1997      1996
                                    --------  --------  --------  --------

Product revenue                     $  6,358  $  4,939  $ 12,654  $ 10,336
Research & development revenue         2,156     2,925     3,982     4,929
                                     -------   -------   -------   -------
  Total revenue                        8,514     7,864    16,636    15,265

Product cost of sales                  3,853     2,992     7,759     6,341
Research & development contract
 costs                                 1,601     1,805     2,924     3,214
Selling, general and administrative
 expenses                              2,278     2,363     4,298     4,261
Product development and
 research costs                          556       443       846       634
                                     -------   -------   -------   -------
  Operating income                       226       261       809       815

Interest expense                         (64)     (160)     (225)     (423)
Gain on sale of subsidiary, ProQuip        -       750         -       750
Other income (expense), net               15       (98)       51      (142)
                                     -------   -------   -------   -------
  Income before extraordinary
   item and income taxes                 177       753       635     1,000

Income tax expense                        75         9       110        16
                                     -------   -------   -------   -------
  Income before extraordinary item       102       744       525       984

Gain on extinguishment of debt, net
 of taxes ($106)                           -         -     2,507         -
                                     -------   -------   -------   -------

  Net income                        $    102  $    744  $  3,032  $    984
                                     =======   =======   =======   =======

Earnings per share:
  Income before extraordinary item  $    .02  $    .21  $    .10  $    .28
  Gain on extinguishment of debt         .00       .00       .46       .00
                                     -------   -------   -------   -------
  Net Income                        $    .02  $    .21  $    .56  $    .28
                                     =======   =======   =======   =======





The accompanying notes are an integral part of the consolidated financial statements.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                                         Six months ended
                                                       -------------------
                                                       March 28,  March 29,
                                                         1997       1996
OPERATING ACTIVITIES                                   --------   --------
   Net income                                          $  3,032   $    984
   Adjustments to reconcile net income to net
     cash provided (used) :
    Gain on extinguishment of debt                       (2,507)         -
    Depreciation and amortization                           290        351
    Gain on sale of subsidiary                                -       (750)
    Accounts receivable reserve                             (12)       (50)
    Asset valuation reserve                                   -        134
    Foreign currency translation                              3         (5)
    Other                                                    (5)         -
   Changes in operating assets and liabilities:
    Accounts receivable                                      89        608
    Inventories                                             236       (420)
    Escrow deposit                                            -        750
    Prepaid expenses and other current assets                (6)       268
    Accounts payable                                       (415)      (548)
    Income taxes                                            (24)       (15)
    Accrued liabilities                                  (1,263)       299
                                                        -------    -------
Net cash (used) provided by operations                 $   (582)  $  1,606
                                                        -------    -------
INVESTING ACTIVITIES
   Purchases of property, plant & equipment            $   (576)  $   (325)
   Proceeds from sale of subsidiary, ProQuip,
    net of cash balance and expenses                          -        750
                                                        -------    -------
Net cash (used) provided in investing activities       $   (576)  $    425
FINANCING ACTIVITIES                                    -------    -------
   Net borrowings (payments) under
    line-of-credit agreement                           $  1,500   $ (1,608)
   Principal payments of long-term debt                    (303)      (386)
                                                        -------    -------
Net cash provided (used) in financing activities       $  1,197   $ (1,994)
                                                        -------    -------
Increase in cash and cash equivalents                  $     39   $     37
Cash and cash equivalents - beginning of period              66         78
                                                        -------    -------
Cash and cash equivalents - end of period              $    105   $    115
                                                        =======    =======
Supplemental Disclosure
NON CASH FINANCING ACTIVITIES
   Conversion of Note Payable to common stock
     Note Payable extinguishment                       $ (3,000)  $     -
     Common stock issued                                  1,500         -
     Accrued interest - Note Payable                     (1,213)        -
                                                        -------    -------
   Net noncash used in financing activities            $ (2,713)  $     -
                                                        =======    =======
The accompanying notes are an integral part of the consolidated financial statements.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The management of the Company believes the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to fairly present the financial position as of March 28, 1997 and results of operations and changes in financial position for the six months then ended.

2. The results of operations for the six-month period ended March 28, 1997 are not necessarily indicative of the results to be expected for the full year.

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

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    On December 27, 1996, the Company and First Albany Companies, Inc. ("FAC") entered into an agreement under which the Company issued to FAC 1.0 million shares of common stock in full satisfaction of the Note Payable of $3.0 million and accrued interest of $1.2 million. As a result, the Company in the first quarter of fiscal 1997 realized a gain on the extinguishment of debt totaling $2.6 million, net of approximately $100 thousand of transaction related expenses. (see "FINANCIAL CONDITION" below.)
    During the first quarter of fiscal 1997 the Company announced it had discontinued efforts to sell its wholly owned subsidiary, Ling Electronics Inc. ("Ling"), of Anaheim, California. A definitive agreement had been negotiated and executed under which the amount to be paid in cash at closing approximated Ling's book value; however the buyer failed to obtain funding prior to the expiration date of the agreement.
    The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated statements of income

RESULTS OF OPERATIONS
---------------------
(Dollars in thousands)
                                             SALES
                                             -----
                         Three months ended              Six months ended
                        --------------------            ------------------
BUSINESS SEGMENT:    3/28/97   3/29/96   Change     3/28/97   3/29/96   Change
-----------------   --------  --------  --------   --------  --------  --------
Test & Measurement  $ 6,328   $ 4,929   $ 1,399    $ 12,594  $ 10,326  $ 2,268
Technology            2,186     2,935      (749)      4,042     4,939     (897)
                     ------    ------    ------     -------   -------   ------
TOTAL               $ 8,514   $ 7,864   $   650    $ 16,636  $ 15,265  $ 1,371
                     ======    ======    ======     =======   =======   ======

                                     OPERATING INCOME (LOSS)
                                     -----------------------
                         Three months ended              Six months ended
                        --------------------            ------------------
BUSINESS SEGMENT:    3/28/97   3/29/96   Change     3/28/97   3/29/96   Change
-----------------   --------  --------  --------   --------  --------  --------
Test & Measurement  $   535   $   154   $   381    $ 1,302   $   590   $   712
Technology             (309)      107      (416)      (493)      225      (718)
                     ------    ------    ------     ------    ------    ------
TOTAL               $   226   $   261   $   (35)   $   809   $   815   $    (6)
                     ======    ======    ======     ======    ======    ======

    Sales for the first six months of fiscal year 1997 versus the same period of fiscal year 1996 have increased approximately $1.4 million or 9.0% while operating income was essentially unchanged. The effect each business segment had on this change is outlined in the above table and discussed below.

TEST AND MEASUREMENT
--------------------
	The Test and Measurement segment reported a 22% increase in sales and a 120.7% rise in operating income during the first six months of fiscal 1997 compared to the same period last year.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Sales for the first half of fiscal year 1997 totaled $12.6 million compared to $10.3 million for the comparable period in the prior year. All divisions within this segment reported higher levels of shipments in the first six months of fiscal 1997 as compared to the same period in the prior year. Operating income for the first half of fiscal 1997 totaled $1.3 million, an increase of $712 thousand over the $590 thousand operating income for the same period in 1996; improved operating income resulted primarily from the higher level of sales partially offset by higher product development cost. All divisions were profitable during the first six months with Ling Electronics Inc.("Ling") recording the most significant improvement from the prior year. However, it is unlikely this level of improvement at Ling will be sustained for the remainder of the fiscal year which may result in lower segment growth in the second half of fiscal 1997.

TECHNOLOGY
----------
    The Technology segment experienced a 18.2% decrease in sales and a significant decline in operating income compared to the corresponding six-month period last year. The decline in sales was substantially due to delays in performing the work on a large contract. This segment incurred an operating loss of $493 thousand compared to income of $225 thousand for the first six months of the previous year. Current year results were negatively impacted by contract overruns of approximately $580 thousand.
    As the Technology segment continues to focus on fewer business areas and concentrates on new products such as low-cost power generation with particular emphasis on fuel cell technologies, the segment is competing for and more dependent on a few large government-funded R&D contracts for the bulk of its business. However, fiscal constraints at all levels of government have reduced the level of funding available for these programs, and securing additional such contracts has become more difficult and competitive; no improvement in this situation is anticipated in the foreseeable future. The Company is actively pursuing other sources of funding, such as joint ventures with partners in the utility industry; however, there is no assurance the Company will be successful in securing such funding. Additional funding sources are deemed critical to support and sustain ongoing efforts to commercialize these technologies and the failure to obtain funding from the government or other sources could have a material adverse effect on the Company's financial condition.
    Technology segment results in the remaining quarters of fiscal 1997 will rely on success in procuring and fulfilling orders within the fiscal year. The future growth and profitability of the segment will be highly dependent on its success in procuring and performing substantial work on such orders and securing funding to continue efforts to commercialize its fuel cell technology.

OTHER
-----
    In addition to the matters noted above, the Company recorded a $2.5 million extraordinary gain, net of taxes, on the extinguishment of debt during the first quarter of fiscal 1997. Results during the first six months of fiscal 1997 were further enhanced by lower interest expense, principally resulting from reduced indebtedness. Moreover, in the first six months, the Company benefited from reduced income tax expense due to the use of net operating loss carryforwards. However, as a result of recent ownership changes, the availability of any further net operating loss carryforwards to offset future taxable income will be significantly limited pursuant to the Internal Revenue Code.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION
-------------------
    Working capital of $4.9 million at March 28, 1997 reflects a $257 thousand decline from September 30, 1996.
    At March 28, 1997 cash and cash equivalents were $105 thousand versus $66 thousand at September 30, 1996. Net cash used by operations for the first six months of fiscal 1997 amounted to $582 thousand, as compared to cash provided of $1.6 million in the same period last year.
    The capital used during the first half of fiscal 1997 was used principally to reduce accrued liabilities and accounts payable and to acquire capital equip-ment. Substantially all of the funds provided were from line of credit borrowings. Line of credit borrowings at March 28, 1997 were $1.6 million, while at September 30, 1996 there were line of credit borrowings of $100 thousand.
    Capital spending during the first six months of fiscal 1997 was $576 thousand, a significant increase from the comparable period in 1996, where capital spending totaled $325 thousand. The increased capital investments are in accordance with the higher level of planned expenditures for fiscal 1997.
    During fiscal 1996, First Albany Companies, Inc. ("FAC") had purchased 909,091 shares of the Company's common stock from the New York State Superintendent of Insurance as the court-ordered liquidator of United Community Insurance Company ("UCIC"). In connection with this purchase, FAC had also acquired certain rights to an obligation ("Term Loan") due from the same finance company ("FCCC") to whom the Company was obligated under the Note Payable. FCCC was in default of its Term Loan to UCIC. FAC, as the owner of the rights to the Term Loan, filed suit seeking payment and obtained a summary judgment. Collateral for the FCCC Term Loan included the Company's Note Payable to FCCC. FAC exercised its rights to the collateral securing the Term Loan, including the right to obtain payment on the Note Payable directly from the Company. On December 27, 1996, the Company and FAC entered into an agreement under which the Company issued to FAC 1.0 million shares of common stock in full satisfaction of the Note Payable of $3.0 million and accrued interest of $1.2 million. Accordingly, the Company realized a gain on the extinguishment of debt totaling $2.6 million, net of approximately $100 thousand of transaction related expenses.
    The Company anticipates that it will be able to meet the liquidity needs of its continuing operations from cash flow generated by those operations and borrowing under its existing line of credit, including sufficient cash flow to make all payments due on its term loan indebtedness during 1997.

                        PART II   OTHER INFORMATION


Item 1. Legal Proceedings
-------------------------
Lawrence Group, Inc.
--------------------
    As previously reported (see Form 10-Q Report for quarter ended June 28,
1996), Lawrence Group, Inc.("LGI"), the owner of approximately 14% of the Company's outstanding Common Stock, filed a legal action against the Company and First Albany Companies, Inc. ("FAC") in May 1996 challenging certain actions taken by the Company's Board of Directors in connection with its approval, under Section 912 of the New York Business Corporation Law, of the purchase by FAC of 909,091 shares of the Company's Common Stock (which represented about 25% of the shares of such stock then outstanding). Claims under federal securities laws asserted by LGI in that litigation were previously dismissed; in April 1997, the Company's motion seeking dismissal of the remaining claims asserted by LGI (based on alleged violation of state law) was granted, and the case has been dismissed.

Ling Holdings Group, Inc.
-------------------------
    In February 1997, Ling Holdings Group, Inc. filed suit in the Orange County (California) Superior Court against the Company, its Ling Electronics, Inc. ("Ling") subsidiary, the Company's Chief Executive Officer (R. Wayne Diesel), and unnamed other persons. The Complaint alleges, among other things, that the various Defendants breached their obligations to Plaintiff in connection with the termination of a Stock Purchase Agreement that had been entered into in 1996 for the proposed sale of Ling by the Company, asserts claims against the Defendants on a variety of theories (e.g., breach of contract, fraud, conversion, etc.), and seeks a number of different remedies for the alleged injuries suffered by Plaintiff (including monetary damages, specific performance of the Stock Purchase Agreement, imposition of a constructive trust, an accounting of lost profits, etc.).
    The Company believes the claims asserted in the Complaint are without merit, and intends to vigorously defend the matter. Due to the preliminary nature of the proceedings in this case, final decisions have not yet been made regarding all actions the Company will take in response to the Complaint; however, as an initial matter the Company has filed a motion to dismiss a number of the counts of the multiple-count Complaint.


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a) Exhibits

     Exhibit No.               Description
     -----------               -----------
       10.17                   Agreement, dated March 14, 1997, between the
                               registrant and Mr. James Clemens, Vice President and General Manager of Ling Electronic, Inc., regarding his employment

         27                    Financial Data Schedule


(b) No Reports on Form 8-K were filed by the Company during the quarter ending March 28, 1997.

                                   SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       MECHANICAL TECHNOLOGY INCORPORATED



 5-12-97                                /s/  R. WAYNE DIESEL
--------                               -----------------------------------
 (Date)                                R. Wayne Diesel
                                       Chief Executive Officer




 5-12-97                                /s/  STEPHEN T. WILSON
--------                               -----------------------------------
 (Date)                                Stephen T. Wilson
                                       Chief Financial Officer