Form 10-Q
period 1997-06-27
MECHANICAL TECHNOLOGY INC
filed 1997-08-11
CIK 64463

==============================================================================
==============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                       ----------------------------------

                                   FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
     Exchange Act of 1934

                For the quarterly period ended June 27, 1997

/ / Transition report pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

             For the period from             to

                      -----------------------------------
                         Commission File Number 0-6890
                      -----------------------------------

                        MECHANICAL TECHNOLOGY INCORPORATED
             (Exact name of registrant as specified in its charter)


          New York                                       14-1462255
-------------------------------                      -------------------
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                        Identification No.)

            968 Albany-Shaker Road, Latham, New York         12110
       --------------------------------------------------------------
       (Address of principal executive offices)            (Zip Code)

                               (518) 785-2211
                               --------------
            (Registrant's telephone number, including area code)

                               Not Applicable
                               --------------
(Former name,former address and former fiscal year,if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.                  Yes  X     No
                                                        ---      ---


           CLASS                               OUTSTANDING AT JUNE 27, 1997
-----------------------------                  -----------------------------
Common Stock, $1.00 Par Value                        5,905,661 Shares

==============================================================================
==============================================================================

                        MECHANICAL TECHNOLOGY INCORPORATED


                                     INDEX


                                                                   Page No.
                                                                   --------
Part I   Financial Information

  Consolidated Balance Sheets - June 27, 1997
     and September 30, 1996                                          3 - 4

  Consolidated Statements of Income -
     Three months and nine months ended
     June 27, 1997 and June 28, 1996                                   5

  Consolidated Statements of Cash Flows -
     Nine months ended June 27, 1997
     and June 28, 1996                                               6 - 7

  Notes to Consolidated Financial Statements                           8

  Management's Discussion and Analysis of Financial
     Condition and Results of Operations                             9 - 11


Part II   Other Information                                           12

     Item 4. Submission of Matters to a Vote of Security Holders

     Item 6. Exhibits and Reports on Form 8-K


Signature                                                             13

                      PART I   FINANCIAL INFORMATION
              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS
                    As of June 27, 1997 (Unaudited) and
       September 30, 1996 (Derived from audited financial statements)
                            (Dollars in thousands)

                                                      June 27,    Sept. 30,
                                                        1997        1996
ASSETS                                                --------    --------
Current Assets:
  Cash and cash equivalents                           $    118    $     66

  Trade accounts                                         7,563       7,491
  Allowance for doubtful accounts                          (98)       (102)
                                                       -------     -------
      Net receivables                                    7,465       7,389

  Inventories:
    Raw materials and components                         2,622       2,231
    Work in process                                      1,048       1,727
    Finished goods                                         288         153
                                                       -------     -------
      Total inventories                                  3,958       4,111

  Prepaid expenses & other
    current assets                                          99         190
                                                       -------     -------
    Total Current Assets                                11,640      11,756
                                                       -------     -------

Property, Plant and Equipment:
    Cost                                                19,197      19,498
    Accumulated depreciation                           (16,647)    (16,880)
                                                       -------     -------
      Net Property, Plant and Equipment                  2,550       2,618
                                                       -------     -------
Other Assets                                               406          78
                                                       -------     -------

TOTAL ASSETS                                          $ 14,596    $ 14,452
                                                       =======     =======















The accompanying notes are an integral part of the consolidated financial statements.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED BALANCE SHEETS (Continued)
                      As of June 27, 1997 (Unaudited) and
        September 30, 1996 (Derived from audited financial statements)
                            (Dollars in thousands)

                                                      June 27,    Sept.30,
                                                        1997        1996
LIABILITIES AND SHAREHOLDERS' EQUITY                  --------    --------

Current Liabilities:
  Line-of-credit                                      $  1,749    $      -
  Current installments on long-term debt                   604         604
  Income taxes payable                                      35          16
  Accounts payable                                       1,393       1,979
  Accrued liabilities                                    2,358       3,350
  Payroll and other taxes withheld
    and accrued                                            541         671
                                                       -------     -------
    Total Current Liabilities                            6,680       6,620

Line-of-credit, net of current portion                       -         100
Note Payable                                                 -       3,000
Long-term debt, net of current maturities                  252         706
Accrued interest - Note Payable                              -       1,098
Deferred income taxes and other credits                    594         764
                                                       -------     -------
    Total Liabilities                                    7,526      12,288
                                                       -------     -------
Shareholders' Equity:
  Common stock                                           5,909       4,902
  Paid-in capital                                       13,923      13,423
  Deficit                                              (12,715)    (16,089)
  Foreign currency translation adjustment                  (15)        (19)
  Treasury stock                                           (29)        (29)
  Restricted stock grants                                   (3)        (24)
                                                       -------     -------
    Total Shareholders' Equity                           7,070       2,164
                                                       -------     -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $ 14,596    $ 14,452
                                                       =======     =======
















The accompanying notes are an integral part of the consolidated financial statements.

                        MECHANICAL TECHNOLOGY INCORPORATED
                        CONSOLIDATED STATEMENTS OF INCOME
                     (Dollars in thousands, except per share)
                                    Three months ended   Nine months ended
                                    ------------------  ------------------
                                    June 27,  June 28,  June 27,  June 28,
                                      1997      1996      1997      1996
                                    --------  --------  --------  --------
Product revenue                     $  5,651  $  4,772  $ 18,305  $ 15,108
Research & development revenue         2,414     2,018     6,396     6,947
                                     -------   -------   -------   -------
  Total revenue                     $  8,065  $  6,790  $ 24,701  $ 22,055

Product cost of sales                  3,224     3,038    10,983     9,379
Research & development contract
 costs                                 1,641     1,375     4,565     4,589
Selling, general and administrative
 expenses                              2,404     2,219     6,702     6,480
Product development and
 research costs                          472       325     1,318       959
                                     -------   -------   -------   -------
  Operating income (loss)           $    324  $   (167) $  1,133  $    648

Interest expense                         (60)     (195)     (285)     (618)
Gain on sale of subsidiary, ProQuip        -         -         -       750
Other income (expense), net               54       (83)      105      (225)
                                     -------   -------   -------   -------
  Income (loss) from continuing
   operations before extraordinary
   item and income taxes            $    318  $   (445) $    953  $    555

Income tax (credit) expense              (24)       36        86        52
                                     -------   -------   -------   -------
  Income (loss) from continuing
   operations before extraordinary
   item                             $    342  $   (481) $    867  $    503

Gain on extinguishment of debt, net
 of taxes ($106)                           -         -     2,507         -
                                     -------   -------   -------   -------
  Income (loss) from continuing
  operations                        $    342  $   (481) $  3,374  $    503

Income from discontinued operations        -     2,143         -     2,143
                                     -------   -------   -------   -------
  Net income                        $    342  $  1,662  $  3,374  $  2,646
                                     =======   =======   =======   =======
Earnings(loss) per share:
  Continuing operations before
   extraordinary item               $    .06  $   (.14) $    .16  $    .14
  Gain on extinguishment of debt         .00       .00       .45       .00
                                     -------   -------   -------   -------
     Continuing operations          $    .06  $   (.14) $    .61  $    .14
     Discontinued operations             .00       .60       .00       .60
                                     -------   -------   -------   -------
     Net income                     $    .06  $    .46  $    .61  $    .74
                                     =======   =======   =======   =======
The accompanying notes are an integral part of the consolidated financial statements.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                                        Nine months ended
                                                       -------------------
                                                       June 27,   June 28,
                                                         1997       1996
OPERATING ACTIVITIES                                   --------   --------
   Net income                                          $  3,374   $    503
   Adjustments to reconcile net income to net
     cash (used in) provided by continuing operations:
    Gain on extinguishment of debt                       (2,507)         -
    Depreciation and amortization                           447        503
    Gain on sale of subsidiary                                -       (750)
    Accounts receivable reserve                              (4)        (8)
    Asset valuation reserve                                   -        144
    Foreign currency translation                              4          -
    Other                                                    19          1
   Changes in operating assets and liabilities:
    Accounts receivable                                     (72)       591
    Inventories                                             152     (1,187)
    Escrow deposit                                            -        750
    Prepaid expenses and other current assets                91       (228)
    Accounts payable                                       (540)      (234)
    Income taxes and other credits                         (257)       (15)
    Accrued liabilities                                  (1,057)       396
                                                        -------    -------
Net cash (used in) provided by continuing operations   $   (350)  $    466
  Discontinued operations:
   Income from discontinued operations                        -      2,143
   Changes in net liabilities of
     discontinued operations                                  -     (1,625)
                                                        -------    -------
Net cash provided by discontinued operations           $      -   $    518
                                                        -------    -------
Net cash (used in) provided by operating activities    $   (350)  $    984
                                                        -------    -------
INVESTING ACTIVITIES
   Purchases of property, plant & equipment            $   (800)  $   (481)
   Proceeds from sale of subsidiary, ProQuip,
    net of cash balance and expenses                          -        750
                                                        -------    -------
Net cash (used in) provided by investing activities    $   (800)  $    269
                                                        -------    -------
FINANCING ACTIVITIES
   Net borrowings (payments) under
    line-of-credit agreement                           $  1,649   $   (787)
   Principal payments of long-term debt                    (454)      (537)
   Private placement of common stock,
    net of expenses                                           -      1,900
   Other                                                      7          -
                                                        -------    -------
Net cash provided by financing activities              $  1,202   $    576
                                                        -------    -------
Increase in cash and cash equivalents                  $     52   $  1,829
Cash and cash equivalents - beginning of period              66         78
                                                        -------    -------
Cash and cash equivalents - end of period              $    118   $  1,907
                                                        =======    =======

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                            (Dollars in thousands)


Supplemental Disclosure
-----------------------

NONCASH INVESTING ACTIVITIES

   Contribution of net assets to joint venture
     Inventories                                       $      1   $     -
     Property, plant & equipment, net                       444         -
     Accounts payable                                       (46)        -
     Accrued liabilities                                    (50)        -
                                                        -------    -------
   Net noncash used in investing activities            $    349   $     -
                                                        -------    -------

NONCASH FINANCING ACTIVITIES

   Conversion of Note Payable to common stock
     Note Payable extinguishment                       $ (3,000)  $     -
     Common stock issued                                  1,500         -
     Accrued interest - Note Payable                     (1,213)        -
                                                        -------    -------
   Net noncash used in financing activities            $ (2,713)  $     -
                                                        -------    -------


Net noncash used in investing/financing activities     $ (2,364)  $     -
                                                        =======    =======

























The accompanying notes are an integral part of the consolidated financial statements.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. The management of the Company believes the accompanying unaudited consolidated financial statements contain all adjustments (consisting primarily of normal recurring accruals) necessary to fairly present the financial position as of June 27, 1997 and results of operations and changes in financial position for the nine months then ended.

2. The results of operations for the nine-month period ended June 27, 1997 are not necessarily indicative of the results to be expected for the full year.

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

4. On June 27, 1997, the Company and Edison Development Corp. ("EDC"), a subsidiary of DTE Energy Co. entered into final agreements and closed on the previously announced transaction to form a joint venture to further develop certain of the Company's technology in connection with a Proton Exchange Membrane Fuel Cell. In exchange for its contribution of contracts and intellectual property and certain other net assets that had comprised the fuel cell research and development business activity of the Technology Segment (which assets had a net book value of $349 thousand), the Company received a 50% interest in the joint venture; the Company is not obligated to make any future contributions to the joint venture, but its interest in the joint venture could be reduced in certain circumstances in the future. EDC made an initial cash contribution of $4.75 million in exchange for the remaining 50% interest in the joint venture. The Company's investment in the joint venture is included in "Other Assets" at June 27, 1997; the assets contributed by the Company to the joint venture had previously been included in the assets of the Company's Technology Segment. See the supplemental disclosure regarding Contribution of Net Assets to Joint Venture in the Consolidated Statements of Cash Flows (included in the financial statements set forth above in this Form 10-Q Report and incorporated herein by reference) for additional information regarding the assets contributed by the Company to the joint venture.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     On June 27, 1997, the Company and Edison Development Corp. ("EDC"), a subsidiary of DTE Energy Co. entered into final agreements and closed on the previously announced transaction to form a joint venture to further develop certain of the Company's technology in connection with a Proton Exchange Membrane Fuel Cell. In exchange for its contribution of contracts and intellectual property and certain other net assets that had comprised the fuel cell research and development business activity of the Technology Segment (which assets had a net book value of $349 thousand), the Company received a 50% interest in the joint venture; the Company is not obligated to make any future contributions to the joint venture, but its interest in the joint venture could be reduced in certain circumstances in the future. EDC made an initial cash contribution of $4.75 million in exchange for the remaining 50% interest in the joint venture. The Company's investment in the joint venture is included in "Other Assets" at June 27, 1997; the assets contributed by the Company to the joint venture had previously been included in the assets of the Company's Technology Segment. See the supplemental disclosure regarding Contribution of Net Assets to Joint Venture in the Consolidated Statements of Cash Flows (included in the financial statements set forth above in this Form 10-Q Report and incorporated herein by reference) for additional information regarding the assets contributed by the Company to the joint venture.
     On December 27, 1996, the Company and First Albany Companies, Inc. ("FAC") entered into an agreement under which the Company issued to FAC 1.0 million shares of common stock in full satisfaction of the Note Payable of $3.0 million and accrued interest of $1.2 million. As a result, the Company in the first quarter of fiscal 1997 realized a gain on the extinguishment of debt totaling $2.6 million, net of approximately $100 thousand of transaction related expenses. (see "FINANCIAL CONDITION" below.)
     The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated statements of income.

RESULTS OF OPERATIONS
---------------------
(Dollars in thousands)                       SALES
                                             -----
                        Three months ended              Nine months ended
                       --------------------            -------------------
BUSINESS SEGMENT:    6/27/97  6/28/96  Change       6/27/97   6/28/96  Change
                    -------- -------- --------    --------- --------- --------
Test & Measurement  $ 5,621  $ 4,735  $   886     $ 18,215  $ 15,061  $  3,154
Technology            2,444    2,055      389        6,486     6,994      (508)
                     ------   ------   ------      -------   -------   -------
TOTAL               $ 8,065  $ 6,790  $ 1,275     $ 24,701  $ 22,055  $  2,646
                     ======   ======   ======      =======   =======   =======
                                     OPERATING INCOME (LOSS)
                                     -----------------------
                        Three months ended              Nine months ended
                       --------------------            -------------------
BUSINESS SEGMENT:    6/27/97  6/28/96  Change      6/27/97    6/28/96  Change
                    -------- -------- --------    --------- --------- --------
Test & Measurement  $   203  $   150  $    53     $  1,505  $    740  $    765
Technology              121     (317)     438         (372)      (92)     (280)
                     ------   ------   ------      -------   -------   -------
TOTAL               $   324  $  (167) $   491     $  1,133  $    648  $    485
                     ======   ======   ======      =======   =======   =======

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Sales for the first nine months of fiscal year 1997 versus the same period of fiscal year 1996 have increased approximately $2.6 million or 12.0% and operating income has risen $485 thousand, or 74.8%. The effect each business segment had on this change is outlined in the above table and discussed below.

TEST AND MEASUREMENT
--------------------
     The Test and Measurement segment reported a 21% increase in sales and a $765 thousand increase in operating income during the first nine months of fiscal 1997 compared to the same period last year.

     Sales for the first nine months of fiscal year 1997 totaled $18.2 million compared to $15.1 million for the comparable period in the prior year. All divisions within this segment reported higher levels of shipments in the first nine months of fiscal 1997 as compared to the same period in the prior year. Operating income for the first three quarters of fiscal 1997 totaled $1.5 million, an increase of $765 thousand over the $740 thousand operating income for the same period in 1996; improved operating income resulted primarily from the higher level of sales and improved margins partially offset by higher product development cost. All divisions were profitable during the first nine months with Ling Electronics Inc.("Ling") recording the most significant improvement from the prior year's operating loss. However, it is unlikely this level of improvement at Ling will be sustained for the remainder of the fiscal year which may result in lower segment growth in the final quarter of fiscal 1997.

TECHNOLOGY
----------
     The Technology segment experienced a 7.3% decrease in sales and a significant decline in operating income compared to the corresponding nine month period last year. The modest decline in sales was substantially due to lower orders and business activity. This segment incurred an operating loss of $372 thousand compared to a loss of only $92 thousand for the first nine months of the previous year. Current year results were negatively impacted by contract overruns of approximately $619 thousand.
     The Technology segment continues to be dependent on government-funded R&D contracts for the bulk of its business. However, fiscal constraints at all levels of government have reduced the level of funding available for these programs, and securing additional such contracts has become more difficult and competitive; no improvement in this situation is anticipated in the foreseeable future. Any improvement in the segment's results in the final quarter of fiscal 1997 will depend on success in procuring and fulfilling orders within the fiscal year. The future growth and profitability of the segment will depend on its success in identifying and exploiting new markets for its products and services. In light of these circumstances, and with the transfer of the fuel cell research and development business activity of the Technology Segment to the joint venture with EDC (discussed above), the Company continues to evaluate its strategic options with respect to the remaining business activities that comprise this Segment, but no decisions have yet been made in that regard.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



OTHER
-----
     In addition to the matters noted above, the Company recorded a $2.5 million extraordinary gain, net of taxes, on the extinguishment of debt during the first quarter of fiscal 1997. Results during the first nine months of fiscal 1997 were further enhanced by lower interest expense, principally resulting from reduced indebtedness. Moreover, in the first nine months, the Company benefited from reduced income tax expense due to the use of net operating loss carryforwards. However, as a result of recent ownership changes, the availability of any further net operating loss carryforwards to offset future taxable income will be significantly limited pursuant to the Internal Revenue Code.

FINANCIAL CONDITION
-------------------
     Working capital of $5.0 million at June 27, 1997 reflects a $176 thousand decline from September 30, 1996.
     At June 27, 1997 cash and cash equivalents were $118 thousand versus $66 thousand at September 30, 1996. Net cash used by operations for the first three quarters of fiscal 1997 amounted to $350 thousand, as compared to cash provided of $466 thousand in the same period last year.
     The capital used during the first three quarters of fiscal 1997 was used principally to reduce accrued liabilities and accounts payable and to acquire capital equipment. Substantially all of the funds provided were from line of credit borrowings. Line of credit borrowings at June 27, 1997 were $1.7 million, while at September 30, 1996 there were line of credit borrowings of $100 thousand.
     Capital spending during the first nine months of fiscal 1997 was $800 thousand, a significant increase from the comparable period in 1996, during which capital spending totaled $481 thousand. The increased capital investments are in accordance with the higher level of planned expenditures for fiscal 1997.
     During fiscal 1996, First Albany Companies, Inc. ("FAC") had purchased 909,091 shares of the Company's common stock from the New York State Superintendent of Insurance as the court-ordered liquidator of United Community Insurance Company ("UCIC"). In connection with this purchase, FAC had also acquired certain rights to an obligation ("Term Loan") due from the same finance company ("FCCC") to whom the Company was obligated under the Note Payable. FCCC was in default of its Term Loan to UCIC. FAC, as the owner of the rights to the Term Loan, filed suit seeking payment and obtained a summary judgment. Collateral for the FCCC Term Loan included the Company's Note Payable to FCCC. FAC exercised its rights to the collateral securing the Term Loan, including the right to obtain payment on the Note Payable directly from the Company. On December 27, 1996, the Company and FAC entered into an agreement under which the Company issued to FAC 1.0 million shares of common stock in full satisfaction of the Note Payable of $3.0 million and accrued interest of $1.2 million. Accordingly, the Company realized a gain on the extinguishment of debt totaling $2.6 million,net of approximately $100 thousand of transaction related expenses.
     The Company anticipates that it will be able to meet the liquidity needs of its continuing operations from cash flow generated by those operations and borrowing under its existing line of credit, including sufficient cash flow to make all payments due on its term loan indebtedness during 1997.

                      PART II   OTHER INFORMATION


Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------
    The Company's Annual Meeting of Shareholders was held on April 16, 1997. The following members were elected to the Company's Board of Directors to hold office for the ensuing year.


            Nominee                      In Favor              Withheld
            -------                      --------              --------

        Dale W. Church                  4,282,483                4,865
        R. Wayne Diesel                 4,282,819                4,529
        Edward A. Dohring               4,282,783                4,565
        Alan P. Goldberg                4,283,283                4,065
        Dr. Martin J. Mastroianni       4,282,783                4,565
        George C. McNamee               4,283,283                4,065
        E. Dennis O'Connor              4,283,283                4,065
        Dr. Walter L. Robb              4,282,983                4,365
        Dr. Beno Sternlicht             4,282,912                4,436

    The results of the voting on the proposal to approve the reappointment of Coopers & Lybrand as the Company's Auditors were as follows:

            In Favor               Opposed                 Abstained
            --------               -------                 ---------
            4,286,448                800                      100


Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a) Exhibits

     Exhibit No.               Description
     -----------               -----------
         27                    Financial Data Schedule


(b)  One report on Form 8-K was filed during the quarter ending June 27, 1997.

     The Company filed a Form 8-K Report, dated May 29, 1997, reporting under
Item 5 thereof the Company's execution of a Letter of Intent with Edison Development Corp. ("EDC"), a subsidiary of DTE Energy Co.. Pursuant to the Letter of Intent, the Company agreed to enter into a joint venture to further develop certain of the Company's discoveries in connection with a Proton Exchange Membrane Fuel Cell. In exchange for EDC's initial cash contribution to the joint venture, the Company would contribute certain assets that comprise the fuel cell research and development business activity of the Technology Segment.

                                   SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                       MECHANICAL TECHNOLOGY INCORPORATED



 8-11-97                               /s/  MARTIN MASTROIANNI
--------                               ----------------------------------
 (Date)                                Martin Mastroianni
                                       President




 8-11-97                               /s/  STEPHEN T. WILSON
--------                               ----------------------------------
 (Date)                                Stephen T. Wilson
                                       Chief Financial Officer