Form 10-K
period 1997-09-30
MECHANICAL TECHNOLOGY INC
filed 1997-12-22
CIK 64463

==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K

     /X/ Annual Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                For the fiscal year ended September 30, 1997
                                      or
        / / Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the period from __________ to __________

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
The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant on December 12, 1997 (based on the last sale price of $5.125 per share for such stock reported by OTC Bulletin Board for that date) was approximately $16,154,195.

As of December 12, 1997, the registrant had 5,905,661 shares of Common
Stock outstanding.
                       DOCUMENTS INCORPORATED BY REFERENCE
        Document                      Where Incorporated into Form 10-K Report
   Proxy Statement for                                Part III
Annual Meeting of Shareholders
 to be held on March 11, 1998
==============================================================================

                                   PART I

ITEM 1:  BUSINESS
-----------------
Mechanical Technology Incorporated and its subsidiaries produce products and render services in two business segments:

                *       Test and Measurement
                *       Technology

The major markets for these products and services are the electronics, aerospace, capital goods, and defense industries. 76% of the Company's revenues from operations were derived from product sales in the Company's fiscal year ended September 30, 1997; the remaining 24% of revenues were derived from technology support and research and development contracts.

Mechanical Technology Incorporated was incorporated in New York in 1961. Unless the context otherwise requires, the "registrant", "Company", "Mechanical Technology", and "MTI" refers to Mechanical Technology Incorporated and its subsidiaries. The Company's principal executive offices are located at 968 Albany-Shaker Road, Latham, New York 12110 and its telephone number is (518) 785-2211.


Significant Developments in the Business
----------------------------------------
On September 30, 1997, the Company sold all of the assets of its L.A.B. division to Noonan Machine Company of Franklin Park, IL. The Company received $2,600,000 in cash and two notes, totaling $650,000, from Noonan Machine Company. The net proceeds from the sale were used to pay down all outstanding debt and build working capital. The sale of L.A.B. resulted in a $2,012,000 gain, which was recorded in the fourth quarter of fiscal year 1997.

On June 27, 1997, the Company and Edison Development Corp. ("EDC"), a subsidiary of DTE Energy Co. entered into final agreements to form a joint venture to further develop the Company's Proton Exchange Membrane Fuel Cell technology. In exchange for its contribution of employees, contracts, intellectual property and certain other assets that had comprised the fuel cell research and development business activity of the Technology segment (which assets had a net book value of $349 thousand), the Company received a 50% interest in the joint venture; the Company is not obligated to make any future contributions to the joint venture, but its interest in the joint venture could be reduced in certain circumstances in the future. EDC made an initial cash contribution of $4.75 million in exchange for the remaining 50% interest in the joint venture. EDC is required to contribute an additional $4.25 million in certain circumstances. The Company's investment in the joint venture is included in "Other Assets" at September 30, 1997; the assets contributed by the Company to the joint venture had previously been included in the assets of the Company's Technology segment. See the supplemental disclosure regarding Contribution of Net Assets to Joint Venture in the Consolidated Statements of Cash Flows (included in the financial statements set forth above in this Form 10-K Report and incorporated herein by reference) for additional information regarding the assets contributed by the Company to the joint venture.

On December 27, 1996, the Company and First Albany Companies, Inc. ("FAC") entered into a Settlement Agreement and Release whereby the Company issued

FAC 1.0 million shares of common stock in full satisfaction of its obligations pursuant to the Claim Participation Agreement dated December 21, 1993 and amended December 14, 1994, among United Telecontrol Electronics, Inc. ("UTE"), the Company and First Commercial Credit Corporation, in the principal amount of $3.0 million plus accrued interest of $1.2 million. As a result, the Company in the first quarter of fiscal 1997 realized a gain on the extinguishment of debt totaling $2.5 million, net of approximately $100 thousand of transaction related expenses and net of taxes of $106 thousand.

The Company's wholly owned subsidiary, UTE of Asbury Park, New Jersey, filed a voluntary bankruptcy under Chapter 11 of the Federal Bankruptcy Code in April 1994. During October 1994, UTE commenced an orderly liquidation and final court approval occurred during the third quarter of fiscal 1996. Accordingly, the Company no longer includes Defense/Aerospace amongst its reportable business segments and UTE has been classified as a "discontinued operation" in the Company's Financial Statements. (See Note 15 to the accompanying Consolidated Financial Statements).

During November 1994, the Company sold all of the outstanding capital stock of its subsidiary, ProQuip Inc. ("ProQuip") of Santa Clara, CA for approximately $13.3 million. The sale resulted in a gain of approximately $6.8 million in fiscal 1995 and $750 thousand, as a result of the release of escrow funds, in fiscal 1996. (See Note 16 to the accompanying Consolidated Financial Statements). ProQuip's financial results are included as part of the Company's Test and Measurement segment for prior fiscal year periods covered by this Form 10-K until November 22, 1994
(the date of its sale).


Business Segments
-----------------
The Company currently conducts business in two business segments: Test and Measurement and Technology. (Certain financial information regarding the Company's business segments is included in Note 18 to the accompanying Consolidated Financial Statements and is incorporated herein by reference.) In the Test and Measurement segment, the Company primarily produces products for sale, while in the Technology segment the Company primarily performs technology support and research and development under contract. The Company believes its technology support and research and development activities provide a competitive advantage to the product segments through the performance of related research which, for the most part, is funded by outside parties.


Test and Measurement

The Company derived 75% of its revenues from the Test and Measurement segment in 1997. Test and Measurement offers a wide range of technology-based equipment and systems for improved manufacturing, product testing, and inspection for industry. Business units in this segment include Advanced Products Division, Ling Electronics, Inc. and L.A.B. Division (sold on September 30, 1997). ProQuip Inc. was also included in this segment prior to its sale on November 22, 1994.

The Advanced Products Division designs, manufactures, and markets high-performance test and measurement instruments and systems. These products are categorized in two general product families: non-contact sensing instrumentation and computer-based balancing systems. The Division's largest customers include industry leaders in the computer, electronic, semiconductor, automotive, aerospace, aircraft and bioengineering fields.

The non-contact sensing instrumentation products utilize fiber optic, laser and capacitance technology to perform high precision position measurements for product design and quality control inspection requirements, primarily in the semiconductor and computer disk drive industries. Product trademarks such as the Fotonic Sensor and Accumeasure are recognized worldwide.

The Division's computer-based aircraft engine balancing systems include an on-wing jet engine balancing system used by both commercial and military aircraft fleet maintenance personnel. This product provides trim balancing and vibration analysis in the field or in test cells.

Ling Electronics, Inc., of Anaheim, California, designs, manufactures, and markets electro-dynamic vibration test systems, high-intensity-sound transducers, power conversion equipment and power amplifiers used to perform reliability testing and stress screening during product development and quality control. This mode of testing is used by industry and the military to reveal design and manufacturing flaws in a broad range of precision products, from satellite parts to computer components. Recent Ling products for power and frequency conversion and "clean power" applications include systems capable of output up to 432 kVA.

The L.A.B. Division, which was sold on September 30, 1997, designs, manufactures, and markets mechanically-driven and hydraulically-driven test systems for package and product reliability testing. Among other uses, this equipment simulates the conditions a product will encounter during transportation and distribution including shock, compression, vibration, and impact. This type of testing is widely conducted by businesses involved in product design, packaging, and distribution.

The business units in the Test and Measurement segment have numerous customers and are not dependent upon a single or a few customers.


Technology

The Company derived 25% of its revenues from the Technology segment in 1997. The Technology segment engages in technology commercialization / product development, provides technical support to the Company's other Divisions, has initiated several strategic/teaming relationships with other companies, and performs contract research, development, engineering, and technical services for government and commercial customers.

The Technology segment develops advanced components, such as magnetic and foil bearings, builds custom process automation equipment, and provides high-efficiency turbines, spare parts, and service for the business previously included in the Company's currently inactive subsidiary, Turbonetics Energy, Inc. Major markets include the U.S. military and process industrial concerns that plan to generate power from surplus steam.

The Technology segment also provides hardware and software for machinery monitoring and develops advanced sensor technology for precision imaging, control, and measurement. One product, TempSense 10i, employs fiber-optics to measure the temperature of electric power transmission lines, a limiting factor in the ability of utilities to increase output over existing lines. Major markets include electric utilities and the Department of Energy.

The Technology segment, either directly or as a subcontractor, received approximately 67% of its 1997 revenues (versus 73% in 1996) from various agencies of the U.S. Government; approximately 65% of the segment's revenues were derived from two agencies, the Departments of Defense and Energy. Contracts with the U.S. Government are subject to termination by the Government, at any time, either for convenience or for other causes as determined by the contracts. The Technology segment has had no government contracts terminated which, when terminated, resulted in a material adverse effect on the Company.


Backlog
-------
The backlog of orders believed to be firm as of September 30, 1997 and 1996 is as follows:

                                        1997        1996
                                      --------    --------
                                       (In thousands)

        Technology                    $ 1,359     $ 1,572

        Test and Measurement            3,861       6,970
                                       ------      ------
                Total                 $ 5,220     $ 8,542
                                       ======      ======

All amounts shown above have been awarded by government agencies or released to manufacture by commercial customers; however, approximately $157 thousand of the orders included in the September 30, 1997 backlog may not be filled during the Company's current fiscal year (as compared to approximately $40 thousand not expected to be so filled at the end of the prior year).


Marketing and Sales
-------------------
The Company sells its products and services through a combination of a direct sales force, manufacturer's representatives, distributors and commission salesmen. Each business unit is responsible for its own sales organization. Typically, the Company's product businesses employ regional manufacturer's representatives on an exclusive geographic basis to form a nationwide or worldwide distribution organization; the business unit is responsible for marketing and sales management and provides the representatives with sales and technical expertise on an "as-required" basis. To a great extent, the marketing and sales of the Company's larger products and systems consist of a joint effort by the business unit's senior management, its direct sales force, and manufacturer's representatives to sophisticated customers. The manufacturer's representatives are compensated on a commission basis.

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


Research and Development
------------------------
The Company conducts considerable research and development. The following table summarizes company- and customer-sponsored expenditures on technology support, research and development, and product development for the last three years:

                                   1997       1996       1995
                                 --------   --------   --------
                                         (In thousands)

        Company-Sponsored       $  1,734   $  1,263   $  1,425

        Customer-Sponsored         5,813      5,946      8,492
                                 -------    -------    -------
            Total               $  7,547   $  7,209   $  9,917
                                 =======    =======    =======

While the amount estimated above as customer-sponsored research activities is often not directly related to the development of new products or the improvement of existing products, it is the belief of the Company that these expenditures contribute to the growth of the Company's technological base.


Product Protection
------------------
The Company holds numerous patents and rights in various fields of technology. However, these patents, either individually or collectively, are not believed to be material to the success of any of the Company's business segments. The technology of the Company is generally an advancement of the "state of the art", and the Company expects to maintain a competitive position by continuing such advances rather than relying on patents. Licenses to other companies to use Company-developed technology have been granted. Licenses that have been granted or agreed to be granted have been, and are expected to be, of benefit to the Company, though royalty income received in recent years has not been material in amount and is not expected to be material in the foreseeable future.


Competition
-----------
The Company and each of its business segments are subject to intense competition. In each of its business segments, the Company faces competition from at least several companies, many of which are larger than MTI and have greater financial resources. While the business units in the Company's Test and Measurement segment each have a major share of their respective markets, the Company does not consider any of them to be dominant within its industry. The Company's Technology segment has a negligible share of its respective market and competes with dozens (and perhaps hundreds) of competing providers of similar products and services, many of whom have greater financial and technical resources.

The primary competitive considerations in the business segments in which the Company operates are: product quality and performance, price, and timely delivery. The Company believes that its research and development skills and reputation are competitive advantages.


Employees
---------
The total number of employees of the Company and its subsidiaries was 178 as of September 30, 1997, compared to 233 as of the beginning of the fiscal year.


Executive Officers
------------------
The executive officers of the registrant (all of whom serve at the pleasure of the Board of Directors), their ages, and the position or office held by each, are as follows:

        Position or Office                            Name             Age
        ------------------                            ----             ---
President, Chief Operating Officer,            Martin J. Mastroianni    53
 And a Director

Vice President, Chief Financial Officer
And Treasurer                                  Cynthia A. Scheuer       36

Vice President and General Manager,            Denis P. Chaves          57
 Advanced Products

Vice President and General Manager             James Clemens            48
 Ling Electronics, Inc.

Vice President and General Manager             Douglas McCauley         49
 Technology Division

Dr. Mastroianni was appointed President and Chief Operating Officer of the Company in December 1996. Prior to joining the Company, he served most recently as Director, Transmission Power Delivery for the Electric Power Research Institute (EPRI) where he was employed since 1992. Previously, between 1973 to 1992, he held senior management positions in the technology driven test and measurement industries with Vacuum Components, Inc., Tenney Engineering, Inland Vacuum Industries, Halocarbon Products, Inc., and Allied Signal Corporation.

Ms. Scheuer was appointed Vice President and Chief Financial Officer and Treasurer of the Company in November 1997. Prior to joining the Company, she was a senior business assurance manager at Coopers & Lybrand L.L.P. where she was employed since 1983.

Mr. Chaves has been Vice President and General Manager of the Company's Advanced Products Division since 1987 and Vice President and was General Manager of the Company's LAB Division from January 1994 until it was sold in September, 1997. Previously, he served as Manager of Corporate
Marketing for the Company from 1981 to 1987.

Mr. Clemens has been Vice President and General Manager of Ling
Electronics, Inc., a wholly owned subsidiary of the Company, since April 1997. Mr. Clemens was previously a site manager for Teleflex Control Systems from December 1994 to March 1997. From September 1992 to November 1994 he was President and Chief Operating Officer of MTI's former subsidiary United Telecontrol Electronics.

Mr. McCauley has been Vice President and General Manager of the Technology Division since August 1994. He was previously Director of Business Development from January 1989 to September 1991 and from October 1993 to August 1994. From October 1991 to October 1993 he had been Vice President of Corporate Development for Chamberlain Manufacturing Corporation, responsible for business conversion from defense to commercial products. Prior to 1989, he held various management positions with the General Electric Company.


ITEM 2:  PROPERTIES
------------------
The Company and its subsidiaries presently own or lease real estate principally in New York and California. In management's opinion, these facilities are generally well maintained and are adequate to meet the Company's current and anticipated future needs.


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

Malta, NY           18,000       Technology             December,1999

In addition to the above properties, the Company and its subsidiaries lease several small offices for field engineering and/or marketing personnel at various locations in the United States and United Kingdom.

ITEM 3:  LEGAL PROCEEDINGS
--------------------------
At any point in time, the Company and its subsidiaries may be involved in various lawsuits or other legal proceedings; these could arise from the sale of products or services or from other matters relating to its regular business activities, could relate to compliance with various governmental regulations and requirements, or could be based on other transactions or circumstances. The Company does not believe there are any such proceedings presently pending which could have a material adverse effect on the Company's financial condition except for the matters described in Note 13 to the accompanying Consolidated Financial Statements (which description is incorporated herein by reference),and the matters discussed below (as to which matters the Company considers the likelihood of a material adverse outcome remote).

In February, 1997, an unaffiliated entity, Ling Holdings Group, Inc. ("Plaintiff"), brought suit against the Company. The Plaintiff's claims arise out of the Company's decision not to sell Plaintiff the stock of the Company's wholly owned subsidiary, Ling Electronics, Inc. ("LING"), after expiration of the closing date specified in the stock purchase agreement and side letters executed in connection with the transaction (collectively, the "Agreements"). Plaintiff claims that the Agreements provided an "open-ended" closing that permitted Plaintiff to purchase LING when Plaintiff raised sufficient funds to do so. Plaintiff further claims breach of express and implied contractual obligations, fraud, misrepresentation, and other torts in connection with the Company's refusal to consummate the sale after the agreed upon closing date. Plaintiff further alleged that the Company wrongfully confiscated $50,000 of Plaintiff's escrowed funds in breach of the escrow agreement between Plaintiff, the Company, and the Adirondack Trust Company ("Escrow Agent"). Escrow Agent commenced an interpleader action regarding the escrowed funds in September, 1997.

The Company believes that its determination not to sell LING to Plaintiff was in compliance with the terms of the Agreements. The Company further believes that it became the rightful owner of funds escrowed with the Escrow Agent, when Plaintiff failed to have sufficient funds available to close the purchase of LING on the closing date specified in the Agreements. The Company has filed claims against Plaintiff for negligent misrepresentation, asserting that Plaintiff misled the Company concerning its ability to raise the funds required to purchase LING.

In September, 1997, the Environmental Protection Agency ("EPA") executed a consent decree with the Company, and other named potentially responsible parties ("PRPs"), approving a settlement between the Company and the PRPs ("Settlement"), in connection with an alleged release of hazardous materials into the environment, at a site in Malta, New York (the "Site"). The Settlement provided that the Company will pay $138,580.30 as its share of the Settlement, in satisfaction of all of the Company's obligations for past or future EPA response costs and any costs incurred by the PRPs with respect to the Site. In addition, in the unlikely event that unexpected future Site costs arise for which the Company has any responsibility, the Company's liability for such costs will be limited to 2.25% of such costs. The Settlement remains subject to final governmental and court approval.

There is no assurance the Company will be successful in connection with the above-referenced matters or that the Settlement will receive final approval, however, the Company considers the likelihood of a material adverse outcome to be remote and does not currently anticipate that any expense or liability it may incur as a result of these matters in the future will be material to the Company's financial condition.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------------------------------------------------------------
There were no matters submitted to a vote of the registrant's security holders during the fourth quarter of fiscal 1997.


                                    PART II


ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS
----------------------------------------------------------
Price Range of Common Stock
---------------------------
Since August 1994, the Company's Common Stock has been traded on the over-the-counter market and is listed under the symbol MKTY on NASD's electronic OTC Bulletin Board. Set forth below are the highest and lowest prices at which shares of the Company's Common Stock have been traded during each of the Company's last two fiscal years.

                                   High        Low
Fiscal Year 1997                  ------      ------
        First Quarter              2-7/8       1-1/2
        Second Quarter             2-3/4       1-7/8
        Third Quarter              3-1/2       1-7/8
        Fourth Quarter             4-1/3       2-1/4

Fiscal Year 1996
        First Quarter              1-1/8         3/8
        Second Quarter             3-1/2         5/16
        Third Quarter              3-1/4       1-1/2
        Fourth Quarter             2-7/8       1-3/4



Number of Equity Security Holders
---------------------------------    Approximate Number of Record
        Title of Class               Holders* (as of December 12,1997)
        --------------               ---------------------------------
Common Stock, $1.00 Par Value                    557
-----------------------------

*In addition, there are approximately 908 beneficial owners holding stock in "street" name.

Dividends
---------
The Company has never paid cash dividends on its Common Stock. The payment of dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Company. The Company does not anticipate paying dividends in the foreseeable future.


ITEM 6:  SELECTED FINANCIAL DATA
--------------------------------
The following table sets forth summary financial information regarding Mechanical Technology Incorporated for the years ended September 30, as indicated:
					(In thousands, except per share amounts)

                          1997       1996       1995       1994       1993
                        --------   --------   --------   --------   --------
Net Sales              $ 31,980   $ 31,901   $ 29,748   $ 40,234   $ 41,500
Income from
 Continuing Operations    4,520(1)     509(2)   2,922(3)     141      1,162

Net Income (Loss)         4,520      3,748      2,922    (24,378)     1,056

Earnings (Loss) Per
Share:
 From Continuing
  Operations                .80        .13        .82        .04        .33
 Net Income (Loss)          .80        .96        .82      (6.91)       .30

As of September 30:
 Total Assets            14,756     14,452     14,483     25,317     42,428
 Long-term Obligations        0      3,806      6,222      2,144(4)  11,699
________________________
(1) Includes a $2.012 million gain on the sale of the L.A.B. Division and a $2.5 million extraordinary gain, net of tax, on the extinguishment of debt. (See Notes 16 and 19 to the accompanying Consolidated Financial Statements)

(2) Includes $750 thousand gain from the sale of ProQuip resulting from the release of escrow funds. (See Note 16 to the accompanying Consolidated Financial Statements).

(3) Includes ProQuip (sold in November 1994) results through the sale date and the $6.8 million gain on its sale. All prior periods include the results of ProQuip. (See Note 16 to the accompanying Consolidated
Financial Statements).

(4) Does not include approximately $8.0 million classified as a current liability and paid in the first quarter of fiscal year 1995 from the net proceeds received from the sale of ProQuip in November 1994.

Consistent with 1996 data, prior years have been restated to reflect the Defense/Aerospace segment as a discontinued operation. (See Note 15 to the accompanying Consolidated Financial Statements).

There were no cash dividends on common stock declared for any of the periods presented.


ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
----------------------------------------------------------
Results of Operations: 1997 in Comparison with 1996
---------------------------------------------------
On September 30, 1997, the Company sold all of the assets of its L.A.B. Division to Noonan Machine Company of Franklin Park, IL. The Company received $2,600,000 in cash and two notes, totaling $650,000, from Noonan Machine Company. The net proceeds from the sale were used to pay down all outstanding debt and build working capital.

The sale of L.A.B. resulted in a $2,012,000 gain, which was recorded in the fourth quarter of fiscal year 1997. In addition, $250,000 of the proceeds associated with one of the notes was recorded as deferred revenue due to the possible reduction of the $250,000 note receivable, in the event of a sale of certain fixed assets, in accordance with the terms of the note.

On June 27, 1997, the Company and Edison Development Corp. ("EDC"), a subsidiary of DTE Energy Co. entered into final agreements to form a joint venture to further develop the Company's Proton Exchange Membrane Fuel Cell technology ("Fuel Cell Business"). In exchange for its contribution of employees, contracts, intellectual property and certain other assets that had comprised the fuel cell research and development business activity of the Technology segment (which assets had a net book value of $349 thousand), the Company received a 50% interest in the joint venture; the Company is not obligated to make any future contributions to the joint venture, but its interest in the joint venture could be reduced in certain circumstances in the future. EDC made an initial cash contribution of $4.75 million in exchange for the remaining 50% interest in the joint venture. EDC is required to contribute an additional $4.25 million in certain circumstances. The Company's investment in the joint venture is included in "Other Assets" at September 30, 1997; the assets contributed by the Company to the joint venture had previously been included in the assets of the Company's Technology segment. See the supplemental disclosure regarding Contribution of Net Assets to Joint Venture in the Consolidated Statements of Cash Flows (included in the financial statements set forth above in this Form 10-K Report and incorporated herein by reference) for additional information regarding the assets contributed by the Company to the joint venture.

On December 27, 1996, the Company and First Albany Companies, Inc. ("FAC") entered into a Settlement Agreement and Release whereby the Company issued FAC 1.0 million shares of common stock in full satisfaction of its obligations pursuant to the certain Claim Participation Agreement dated December 21, 1993 and amended December 14, 1994, among United Telecontrol Electronics, Inc. ("UTE"), the Company and First Commercial Credit Corporation, in the principal amount of $3.0 million plus accrued interest of $1.2 million. As a result, the Company in the first quarter of fiscal 1997 realized a gain on the extinguishment of debt totaling $2.5 million, net of approximately $100 thousand of transaction related expenses and net of taxes of $106 thousand. (See "Liquidity and Capital Resources", below.)

The following is management's discussion and analysis of certain significant factors, which have affected the Company's results of operations for 1997 compared to 1996. This discussion relates only to the Company's continuing operation, which included the Fuel Cell Business prior to its contribution to the joint venture in July 1997.

Sales for fiscal 1997 totaled $32.0 million compared to $31.9 million for the prior year, an increase of less than 1% in fiscal 1997 compared to fiscal 1996.

Selling, general and administrative expenses for fiscal 1997 were 29.2% of sales, as compared to 30.7% in 1996. Product development and research costs during fiscal 1997 were 5.4% of sales, compared to 4.0% for 1996. Lower levels of general/administrative expenses for fiscal 1997 resulted primarily from cost reduction efforts during fiscal 1997 as well as certain expenses having been incurred during 1996 in connection with the now-discontinued efforts to sell Ling.

Company 1997 operating income totaled $580 thousand compared to $956 thousand for fiscal 1996, or a decrease of $376 thousand. The decrease in operating income is primarily due to continuing declining Technology segment revenues.

The Test and Measurement segment reported fiscal 1997 sales of $24.1 million compared to $22.8 million in the prior period or a 5.9% increase. L.A.B and Advanced Products reported sales increases of 7.8% and 19.4%, respectively and the Ling Division reported a sales decrease of 0.2%. Operating income for fiscal 1997 amounted to $1.5 million, an increase of $.1 million over the $1.4 million operating income in 1996. Stable operating income was achieved in spite of higher product development costs. All divisions reported improvements, however, Ling continues to experience an operating loss.

The Technology segment recorded a $1.3 million or 13.9% decline in sales to $7.9 million for fiscal 1997 as compared to $9.1 million in fiscal 1996. The operating loss for 1997 was $959 thousand, a significant increase in losses from the $434 thousand operating loss in 1996. The lower level of sales resulted from the continuing reduction of government spending. Current year results were negatively impacted by contract overruns of approximately $900 thousand.

The Technology segment continues to be dependent on government-funded R&D contracts for the bulk of its business. However, fiscal constraints at all levels of government have reduced the level of funding available for these programs, and securing additional such contracts has become more difficult and competitive; no improvement in this situation is anticipated in the foreseeable future. For the third year in a row, the Technology segment has a historically low level of backlog, and any improvement in the segment's results in fiscal 1998 will depend on success in procuring and fulfilling orders within the fiscal year. The future growth and profitability of the segment will depend on its success in identifying and exploiting new markets for its products and services. In light of these circumstances, and with the transfer of the fuel cell research and development business activity of the Technology segment to the joint venture with EDC (discussed above), the Company continues to evaluate its strategic options with respect to the remaining business activities that comprise this segment.

In addition to the matters noted above, during the fourth quarter of fiscal 1997, the Company recorded a $2.0 million gain on the sale of the L.A.B. Division and a $330 thousand loss from the recognition of the Company's proportionate share of the loss of the Plug Power joint venture. Sales for the L.A.B. Division were $3.3 million in 1997 and $3.1 million in 1996. Further, the Company recorded a $2.5 million extraordinary gain, net of taxes, on the extinguishment of debt during the first quarter of fiscal 1997. Fiscal 1996 results included a $750 thousand gain from the sale of its former subsidiary ProQuip, as a result of the removal of contingencies, and income from discontinued operations of $3.2 million.

Results during fiscal 1997 were further enhanced by lower interest expense, principally resulting from reduced indebtedness. Moreover, the Company has benefited from reduced income tax expense due to the use of net operating loss carryforwards. However, as a result of recent ownership changes, the availability of further net operating loss carryforwards to offset future taxable income will be significantly limited pursuant to the Internal Revenue Code.


Results of Operations: 1996 in Comparison with 1995
---------------------------------------------------
As described in Note 15 to the accompanying Consolidated Financial Statements, the Company's United Telecontrol Electronics, Inc. ("UTE") subsidiary filed for voluntary bankruptcy under Chapter 11 of the Federal Bankruptcy Code in April 1994 and commenced an orderly liquidation in October 1994. In June 1996 the Bankruptcy Court confirmed UTE's plan of liquidation under which the Company was released from all remaining liabilities related to UTE's bankruptcy. Accordingly, UTE's results and the impact of the liquidation on the Company's results have been classified as "discontinued operations" in the Consolidated Financial Statements.

The Company recorded the effect of the final liquidation of UTE during fiscal year 1996. Final adjustments to the Company's financial statements as a result of the UTE bankruptcy are reflected in income from discontinued operations. For 1996, income from discontinued operations of $3.2 million was recorded as a result the Company's release from all remaining liabilities. No income (loss) from discontinued operations was recorded for fiscal year 1995, and a $24.5 million net loss was recorded in 1994 for discontinued operations, including $15.4 million to write down all assets to net realizable value and establish a reserve for estimated future termination and liquidation cost.

In November 1994, the Company sold its ProQuip Inc. ("ProQuip") subsidiary for approximately $13.3 million, of which $750 thousand was placed in escrow for fifteen months to provide a fund for indemnity payments. As of February 22, 1996 (the escrow expiration date), no claim had been filed, nor was the Company aware of any circumstances which might give rise to future claims. Accordingly, the Company recognized the remaining $750 thousand gain from the sale during the second quarter of fiscal 1996. Prior year information contains ProQuip results through its sale date (November 22, 1994) and the $6.8 million gain on its sale. (See Note 16 to the accompanying Consolidated Financial Statements).

The following is management's discussion and analysis of certain significant factors, which have affected the Company's results of operations for 1996 compared to 1995. This discussion relates only to the Company's continuing operations, which included ProQuip in fiscal year 1995 prior to its sale in November 1994.

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

The Technology segment continues to be dependent on government-funded R&D contracts for the bulk of its business. However, fiscal constraints at all levels of government have reduced the level of funding available for these programs, and securing additional such contracts has become more difficult and competitive; no improvement in this situation is anticipated in the foreseeable future. For the second year in a row, the Technology segment has an historically low level of backlog, and any improvement in the segment's results in fiscal 1997 will depend on success in procuring and fulfilling orders within the fiscal year. The future growth and profitability of the segment will depend on its success in identifying and exploiting new markets for its products and services.

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


Liquidity and Capital Resources
-------------------------------
At September 30, 1997 the Company's order backlog was $5.2 million, a decrease of $3.3 million from the prior year-end. This reduction reflects a decline at the Ling Division due to orders expected in the fourth quarter being shifted to the next fiscal year as well as the elimination of backlog for the L.A.B. Division (approximately $.6 million at 1996) which was sold as of September 30, 1997.

Inventories, excluding the effect of the sale of the L.A.B. Division, decreased by $209 thousand in 1997, an improvement over the prior year's increase in inventories of $627 thousand.

Cash flow from operating activities was $998 thousand in 1997 compared with $1,400 thousand in 1996 and ($558) thousand in 1995. Cash flow from operating activities was impacted in 1997 and 1996 by positive operating income and fluctuations in working capital components. Capital expenditures were $829 thousand for 1997, $549 thousand for 1996 and $667 thousand for 1995. The increased capital expenditures in 1997 were in accordance with the higher level of planned expenditures. Capital expenditures in 1998 are expected to be about $850 thousand, which includes expanding engineering and testing capabilities, information technology upgrades and manufacturing equipment. The Company expects to finance these expenditures with cash from operations and existing credit facilities.

Cash and cash equivalents were $1,425 thousand at September 30, 1997 compared to $66 thousand at September 30, 1996, this increase is a result of the cash proceeds from the sale of the L.A.B. Division. Working capital was $6.2 million at September 30, 1997, a $1.1 million increase over $5.1 million at fiscal year-end 1996.

At September 30, 1997, there were no borrowings outstanding on the line of credit, while at September 30, 1996, there were line of credit borrowings of $100 thousand. The Company has a line of credit available in the amount of $4.0 million. This line of credit continues to be collateralized by a guarantee from a former shareholder, and expires on October 31, 1998.

During fiscal 1996, First Albany Companies, Inc. ("FAC") had purchased 909,091 shares of the Company's common stock from the New York State Superintendent of Insurance as the court-ordered liquidator of United Community Insurance Company ("UCIC"). In connection with this purchase, FAC also acquired certain rights to an obligation ("Term Loan") due from the same finance company ("FCCC") to whom the Company was obligated under the Note Payable. FCCC was in default of its Term Loan to UCIC. FAC, as the owner of the rights to the Term Loan, filed suit seeking payment and obtained a summary judgment. Collateral for the FCCC Term Loan included the Company's Note Payable to FCCC. FAC exercised its rights to the collateral securing the Term Loan, including the right to obtain payment on the Note Payable directly from the Company. On December 27, 1996, the Company and FAC entered into an agreement under which the Company issued to FAC 1.0 million shares of common stock in full satisfaction of the Note Payable of $3.0 million and accrued interest of $1.2 million. Accordingly, the Company realized a gain on the extinguishment of debt totaling $2.5 million, net of approximately $100 thousand of transaction related expenses and net of taxes of $106 thousand.

The Company benefited in fiscal 1997 from the sale of the L.A.B. Division on September 30, 1997, with cash proceeds of $2.6 million and two notes receivable for a total of $650 thousand. The cash proceeds were used to pay off the remaining balance on the Company's term loan to Chase
Manhattan Bank and to provide for general working capital needs.

The Company anticipates that it will be able to meet the liquidity needs of its continuing operations from cash flow generated by operations and borrowing under its existing line of credit.


ITEM 8:  FINANCIAL STATEMENTS
-----------------------------
The financial statements filed herewith are set forth on the Index to Consolidated Financial Statements on Page F-1 of the separate financial section which follows page 27 of this report and are incorporated herein by reference.


ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE
---------------------------------------------------------
None.


                                    PART III


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------
The information set forth under the caption "Executive Officers" in Item 1 of this Form 10-K Report, and the information which will be set forth in the section entitled "Election of Directors", and under the captions "Security Ownership of Certain Beneficial Owners" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in the section entitled "Additional Information", in the definitive Proxy Statement to be filed by the registrant, pursuant to Regulation 14A, for its Annual Meeting of Shareholders to be held on February 23, 1998 (the "1998 Proxy Statement"), is incorporated herein by reference.


ITEM 11:  EXECUTIVE COMPENSATION
--------------------------------
The information which will be set forth under the captions "Executive Compensation", "Compensation Committee Report", "Compensation Committee Interlocks and Insider Participation", "Employment Agreements", and

"Directors Compensation", in the section entitled "Additional Information" in the registrant's 1998 Proxy Statement, is incorporated herein by reference.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT
-------------------------------------------------------------
The information which will be set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the section entitled "Additional Information" in the registrant's 1998 Proxy Statement is incorporated herein by reference.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------
The information which will be set forth under the caption "Certain Information Regarding Nominees" in the section entitled "Election of Directors", and under the captions "Directors Compensation", "Security Ownership of Certain Beneficial Owners", and "Certain Relationships and Related Transactions", in the section entitled "Additional Information", in the registrant's 1998 Proxy Statement is incorporated herein by reference.


                                   PART IV


ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K
-----------------------------------------------------------------
(a) The financial statements filed herewith are set forth on the Index to Consolidated Financial Statements on page F-1 of the separate financial section which accompanies this Report, which is incorporated herein by reference.

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

        4.88 Amendment One to Amended and Restated Loan Agreement, dated as of August 1, 1994, between the registrant and Chase Manhattan Bank, N. A. which amends the Amended and Restated Loan Agreement to defer the payment due on June 30, 1994.(6)

        4.89 Amendment Two to Amended and Restated Loan Agreement with waiver, dated as of November 22,1994, between the registrant and Chase Manhattan Bank, N. A. which amends the Amended and Restated Loan Agreement and waives any existing defaults.(8)

        4.90 Additional Mortgage and Security Consolidation Agreement, dated as of October 6, 1995 executed by the registrant in favor of Chase Manhattan Bank, N.A. and securing the registrant's obligations to Chase Manhattan Bank, N.A.(9)

        4.91 Form of Note, in the amount of $340,000,executed by the registrant on October 6, 1995 to evidence its indebtedness to Chase Manhattan Bank, N.A. under the July 22, 1992 Loan Agreement.(9)

        4.92 Amendment Three to Amended and Restated Loan Agreement with waiver, dated as of November 30, 1995, between the registrant and Chase Manhattan Bank, N. A. which amends the Amended and Restated Loan Agreement and waives any existing defaults.(9)

        10.1 Mechanical Technology Incorporated Restricted Stock Incentive Plan-filed as Exhibit 28.1 to the registrant's Form S-8 Registration
                        Statement No. 33-26326 and incorporated herein by reference.

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

        10.9 Agreement, dated May 30, 1995, between FCCC and the registrant, extending the maturity of the Agreement dated December 14, 1994 relating to an advance against certain receivables.(9)

        10.10 Agreement, dated June 28, 1995, between FCCC and the registrant, extending the maturity of the Agreement dated December 14, 1994 relating to an advance against certain receivables.(9)

        10.11 Agreement, dated September 21,1995, between FCCC and the registrant, extending the maturity of the Agreement dated December 14,1994 relating to an advance against certain receivables.(9)

        10.12 Agreement, dated October 25, 1995, between FCCC and the registrant, extending the maturity of the Agreement dated December 14, 1994 relating to an advance against certain receivables.(9)

        10.13 Agreement, dated December 27, 1995, between FCCC and the registrant, extending the maturity of the Agreement dated December 14, 1994 relating to an advance against certain receivables.(9)

	10.14		Mechanical Technology Incorporated Stock
                        Incentive Plan - included as Appendix A to the registrant's Proxy Statement, filed pursuant to Regulation 14A, for its December 20, 1996
                        Special Meeting of Shareholders and
                        incorporated herein by reference. (10)

        10.15 Agreement, dated December 6, 1996, between the registrant and Mr. Martin J. Mastroianni, President and Chief Operating Officer, regarding his employment. (10)

        10.16 Settlement Agreement and Release, dated as of December 27, 1996, between First Albany
			Companies Inc. and the registrant, with respect to the registrant's indebtedness and obligations under the Agreement dated December 14, 1994 between FCCC and the registrant relating to an advance against certain receivables. (10)

        10.17 Agreement, dated March 14, 1997, between the Registrant and Mr. James Clemens, Vice President and General Manager of Ling Electronic, Inc., regarding his employment. (11)

        10.18 Limited Liability Company Agreement of Plug Power, L.L.C., dated June 27, 1997, between Edison Development Corporation and Mechanical Technology, Incorporated. (12)

	10.19		Contribution Agreement, dated June 27, 1997,
                        between Mechanical Technology, Incorporated and Plug Power, L.L.C. (12)

        10.20 Asset Purchase Agreement, dated as of September 22, 1997, between Mechanical Technology,
                        Incorporated and Noonan Machine Company.

        21              Subsidiaries of the registrant.

        27              Financial Data Schedule

     ______________________
     Certain exhibits were previously filed (as indicated below) and are incorporated herein by reference. All other exhibits for which no other filing information is given are filed herewith:

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

     (10) Filed as an Exhibit (bearing the same exhibit number) to the registrant's Form 10-K Report for its fiscal year ended September 30, 1996.

     (11) Filed as an Exhibit (bearing the same exhibit number) to the registrant's Form 8-K Report dated May 12, 1997.

     (12) Confidential treatment requested with respect to certain schedules and exhibits.

(b) One report on Form 8-K was filed during the quarter ending
September 30, 1997.

     The Company filed a Form 8-K Report, dated September 23, 1997, reporting under item 5 thereof the Company's execution of a definitive agreement for the sale of the assets and certain liabilities of its L.A.B. Division to Noonan Machine Company.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MECHANICAL TECHNOLOGY INCORPORATED


Date: December 19, 1997 	 By:  /s/ M. Mastroianni
     ------------------             -------------------------------
                                    Martin J. Mastroianni
                                    President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                  TITLE                                  DATE
---------                  -----                                 ------
/s/ George C. McNamee      Chairman of the Board of Directors   12/19/97
-------------------------
George C. McNamee

/s/ Martin J. Mastroianni  Chief Operating Officer
-------------------------  (Principal Executive Officer)
Dr. Martin J. Mastroianni   and a Director                         "

/s/ Cynthia A. Scheuer     Chief Financial Officer
-------------------------  (Principal Financial and Accounting
Cynthia A. Scheuer          Officer)                               "

/s/ Dale W. Church         Director                                "
-------------------------
Dale W. Church

/s/ R.Wayne Diesel         Director                                "
-------------------------
R. Wayne Diesel

/s/ Edward A. Dohring      Director                                "
-------------------------
Edward A. Dohring

/s/ Alan P. Goldberg       Director                                "
-------------------------
Alan  P. Goldberg

/s/ E. Dennis O'Connor     Director                                "
-------------------------
E. Dennis. O'Connor

/s/ Walter L. Robb         Director                                "
-------------------------
Dr. Walter L. Robb

/s/ Beno Sternlicht        Director                                "
-------------------------
Dr. Beno Sternlicht

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                     -----------------------------------



                                                           Page
                                                          ------
Report of Independent Accountants. . . . . . . . . . .	    F-2


Consolidated Financial Statements:


  Balance Sheets as of September 30, 1997 and 1996 . . . F-3 & F-4

  Statements of Income for the Years Ended
        September 30, 1997, 1996 and 1995 . . . . . . . .   F-5


  Statements of Shareholders' Equity for the Years Ended
        September 30, 1997, 1996 and 1995 . . . . . . . .   F-6


  Statements of Cash Flows for the Years Ended
        September 30, 1997, 1996 and 1995 . . . . . . . .F-7 - F-8


  Notes to Consolidated Financial Statements . . . . . . F-9 - F-29







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

                      REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Mechanical Technology Incorporated

We have audited the consolidated financial statements of Mechanical Technology Incorporated and Subsidiaries as of September 30, 1997 and 1996, and the related consolidated statements of income, shareholder's equity and cash flows for each of the three years in the period ended September 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Mechanical Technology Incorporated and Subsidiaries as of September 30, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended September 30, 1997, in conformity with generally accepted accounting principles.



						/s/ Coopers & Lybrand L.L.P.


Albany, New York
November 14, 1997

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                          September 30, 1997 and 1996


                                            (Dollars in thousands)
                                               1997        1996
            ASSETS                           --------    --------


CURRENT ASSETS

  Cash and cash equivalents                  $  1,425    $     66

  Accounts receivable, less allowance of
    $153 (1997) and $102 (1996)                 6,783       7,389

  Inventories                                   3,392       4,111

  Note receivable - current                       315           -

  Prepaid expenses and other current assets       201         190
                                              -------     -------

   Total Current Assets                        12,116      11,756


Property, Plant and Equipment, net              2,272       2,618

Note receivable - noncurrent                      335           -

Other                                              33          78

                                              -------     -------
        Total Assets                         $ 14,756    $ 14,452
                                              =======     =======










The accompanying notes are an integral part of the consolidated financial statements.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED BALANCE SHEETS (Continued)
                         September 30, 1997 and 1996

                                            (Dollars in thousands)
                                               1997        1996
LIABILITIES AND SHAREHOLDERS' EQUITY         --------    --------

CURRENT LIABILITIES
  Current installments on long-term debt    $      -     $    604
  Income taxes payable                            44           16
  Accounts payable                             1,981        1,979
  Accrued liabilities                          3,924        4,021
                                             -------      -------
   Total Current Liabilities                   5,949        6,620

LONG-TERM LIABILITIES
  Line-of-Credit                                   -          100
  Note Payable                                     -        3,000
  Long-term debt, net of current maturities        -          706
  Accrued Interest - Note Payable                  -        1,098
  Deferred income taxes and other credits        594          764
                                             -------      -------
     Total Liabilities                         6,543       12,288
                                             -------      -------
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, par value $1 per share,
   authorized 15,000,000; issued 5,908,661
   (1997) and 4,902,201 (1996)                 5,909        4,902
  Paid-in capital                             13,923       13,423
  Deficit                                    (11,569)     (16,089)
                                             -------      -------
                                               8,263        2,236
  Foreign currency translation adjustment        (19)         (19)
  Common stock in treasury, at cost,
    3,000 shares (1997 and 1996)                 (29)         (29)
  Restricted stock grants                         (2)         (24)
                                             -------      -------
     Total Shareholders' Equity                8,213        2,164
                                             -------      -------
 Total Liabilities and Shareholder's Equity $ 14,756     $ 14,452
                                             =======      =======


The accompanying notes are an integral part of the consolidated financial statements.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
             For the Years Ended September 30, 1997, 1996 and 1995
                   (Dollars in thousands, except per share)

                                             1997       1996       1995
                                           --------   --------   --------
Product revenue                           $ 24,222   $ 22,966   $ 18,516
Research & development revenue               7,758      8,935     11,232
                                           -------    -------    -------
  Total revenue                             31,980     31,901     29,748

Product cost of sales                       14,487     13,955     12,616
Research & development contract costs        5,813      5,946      8,492
Selling, general and administrative
 expenses                                    9,366      9,781      8,097
Product development and research costs       1,734      1,263      1,425
Impairment loss on long-lived assets             -          -      1,590
                                           -------    -------    -------
  Operating income (loss)                      580        956     (2,472)

Interest expense                              (323)      (790)    (1,081)
Gain on sale of division/subsidiary          2,012        750      6,779
Equity in joint venture loss                  (330)         -          -
Other income (expense), net                    188       (343)      (218)
                                           -------    -------    -------
  Income from continuing operations before
   extraordinary item and income taxes       2,127        573      3,008

Income tax expense                             114         64         86
                                           -------    -------    -------
  Income from continuing operations before
   extraordinary item                        2,013        509      2,922
Extraordinary Item - gain on extinguishment
 of debt, net of taxes ($106)                2,507          -          -
                                           -------    -------    -------
  Income from continuing operations          4,520        509      2,922

Income from discontinued operations              -      3,239          -
                                           -------    -------    -------
  Net income                              $  4,520   $  3,748   $  2,922
                                           =======    =======    =======
Earnings per share:
   Continuing operations before
    extraordinary item                    $    .36   $    .13   $    .82
   Extraordinary item, gain on
    extinguishment of debt                     .44          -          -
                                           -------    -------    -------
   Continuing operations                  $    .80   $    .13   $    .82
   Discontinued operations                       -        .83          -
                                           -------    -------    -------
   Net income                             $    .80   $    .96   $    .82
                                           =======    =======    =======


The accompanying notes are an integral part of the consolidated financial statements.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             For the Years Ended September 30, 1997, 1996 and 1995
                            (Dollars in thousands)

                                       1997         1996         1995
COMMON STOCK                         --------     --------     --------

  Balance, October 1                 $  4,902     $  3,569     $  3,546
   Issuance of shares                   1,007        1,333           23
                                      -------      -------      -------
  Balance, September 30              $  5,909     $  4,902     $  3,569
                                      =======      =======      =======
PAID-IN-CAPITAL

  Balance, October 1                 $ 13,423     $ 12,856     $ 12,944
   Issuance of shares                     500          567            -
   Restricted stock grants                  -            -          (88)
                                      -------      -------      -------
  Balance, September 30              $ 13,923     $ 13,423     $ 12,856
                                      =======      =======      =======
DEFICIT

  Balance, October 1                 $(16,089)    $(19,837)    $(22,759)
   Net income                           4,520        3,748        2,922
                                      -------      -------      -------
  Balance, September 30              $(11,569)    $(16,089)    $(19,837)
                                      =======      =======      =======
FOREIGN CURRENCY TRANSLATION ADJUSTMENT

  Balance, October 1                 $    (19)    $    (20)    $    (31)
   Adjustments                              -            1           11
                                      -------      -------      -------
  Balance, September 30              $    (19)    $    (19)    $    (20)
                                      =======      =======      =======
TREASURY STOCK

  Balance, October 1                 $    (29)    $    (29)    $   (100)
   Restricted stock grants                  -            -           71
                                      -------      -------      -------
  Balance, September 30              $    (29)    $    (29)    $    (29)
                                      =======      =======      =======
RESTRICTED STOCK GRANTS

  Balance, October 1                 $    (24)    $    (29)    $    (18)
   Grants issued/vested,net                22            5          (11)
                                      -------      -------      -------
  Balance, September 30              $     (2)    $    (24)    $    (29)
                                      =======      =======      =======
SHAREHOLDERS' EQUITY

  September 30                       $  8,213     $  2,164     $ (3,490)
                                      =======      =======      =======


The accompanying notes are an integral part of the consolidated finan-cial statements.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
             For The Years Ended September 30, 1997, 1996 and 1995
                            (Dollars in thousands)
                                                    1997      1996      1995
OPERATING ACTIVITIES                              --------  --------  --------
 Income from continuing operations               $  4,520  $    509  $  2,922
 Adjustments to reconcile net income to net cash
  provided (used) by continuing operations:
  Depreciation and amortization                       587       686       837
  Impairment loss on long-lived assets                  -         -     1,590
  Gain on extinguishment of debt, net of taxes     (2,507)        -         -
  Gain on sale of subsidiaries                     (2,012)     (750)   (6,779)
  Equity in joint venture loss                        330         -         -
  Accounts receivable reserve                          51       (18)       19
  Asset valuation reserve                              76         -         -
  Deferred income taxes and other credits            (170)      (15)       (1)
  Foreign currency translation                          -         1        11
  Other                                                31        89       (24)
 Changes in operating assets and liabilities net
  of effects from discontinued operations:
  Accounts receivable                                 112      (578)    1,611
  Inventories                                         209      (627)     (230)
  Escrow deposit							          -       750     (750)
  Prepaid expenses and other current assets           (19)      271       (19)
  Accounts payable                                    228      (311)      355
  Income taxes                                        (78)        3       394
  Accrued liabilities (including interest)           (360)    1,390      (494)
                                                  -------   -------   -------
Net cash provided (used) by continuing operations     998     1,400      (558)
 Discontinued Operations:                         -------   -------   -------
  Income from discontinued operations                   -     3,239         -
  Adjustments to reconcile income to net cash
   provided by discontinued operations:
   Changes in net assets/liabilities
     of discontinued operations                         -    (2,756)        -
                                                  -------   -------   -------
Net cash provided by discontinued operations            -       483         -
                                                  -------   -------   -------
Net cash provided (used) by operations                998     1,883      (558)
INVESTING ACTIVITIES                              -------   -------   -------
  Purchases of property, plant & equipment           (829)     (549)     (667)
  Proceeds from sale of subsidiaries                2,600       750     9,125
                                                  -------   -------   -------
Net cash provided by investing activities           1,771       201     8,458
FINANCING ACTIVITIES                              -------   -------   -------
  Private placement of common stock, net expenses       -     1,900         -
  Net payments under line-of-credit                  (100)   (3,308)     (592)
  Principal payments of long-term debt             (1,310)     (688)   (9,050)
                                                  -------   -------   -------
Net cash used in financing activities              (1,410)   (2,096)   (9,642)
                                                  -------   -------   -------
Increase (decrease) in cash and cash equivalents    1,359       (12)   (1,742)
Cash and cash equivalents - beginning of year          66        78     1,820
                                                  -------   -------   -------
Cash and cash equivalents - end of year          $  1,425  $     66  $     78
                                                  =======   =======   =======
The accompanying notes are an integral part of the consolidated financial
statements.                           F-7

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
             For The Years Ended September 30, 1997, 1996 and 1995
                            (Dollars in thousands)

                                                     1997     1996     1995
Supplemental Disclosures                           -------- -------- --------
------------------------
NONCASH INVESTING ACTIVITIES

   Contribution of net assets to joint venture
     Inventories                                   $     1  $     -  $     -
     Property, plant and equipment, net                452        -        -
     Accounts payable                                  (46)       -        -
     Accrued liabilities                               (50)       -        -
                                                    ------   ------   ------
                                                   $   357        -        -
   Proceeds from sale of subsidiary                 ------   ------   ------
     Notes receivable                              $   650  $     -  $     -
                                                    ------   ------   ------
   Net noncash used in investing activities        $ 1,007  $     -  $     -
                                                    ------   ------   ------
NONCASH FINANCING ACTIVITIES

   Conversion of Note Payable to Common Stock
     Note Payable extinguishment                   $(3,000) $     -  $     -
     Common stock issued                             1,500        -        -
     Accrued interest - Note Payable                (1,213)       -        -
                                                    ------   ------   ------
     Net noncash used in financing activities      $(2,713) $     -  $     -
                                                    ------   ------   ------
Net noncash used in investing/financing activities $(1,706) $     -  $     -
                                                    ======   ======   ======

















The accompanying notes are an integral part of the consolidated financial statements.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(1) Accounting Policies
    -------------------

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. The Company has a 50% interest in a joint venture. The consolidated financial statements include the Company's original investment in the joint venture, plus its share of undistributed earnings/losses. The investment is included in the financial line "Other Assets".

Use of Estimates
----------------
The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Property, Plant, and Equipment
------------------------------
Property, plant and equipment are stated at cost and depreciated using primarily the straight-line method over their estimated useful lives ranging from 3 to 40 years. Significant additions or improvements extending assets' useful lives are capitalized; normal maintenance and repair costs are expensed as incurred. The cost of fully depreciated

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Accounting Policies (continued)
     -------------------
assets remaining in use are included in the respective asset and accumulated depreciation accounts. When items are sold or retired, related gains or losses are included in net income.


Income Taxes
------------
The Company accounts for taxes in accordance with Financial Accounting Standard No. 109, "Accounting for Income Taxes," which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable for future years to differences between financial statement and tax bases of existing assets and liabilities. Under FAS No. 109, the effect of tax rate changes on deferred taxes is recognized in the income tax provision in the period that includes the enactment date. The provision for taxes is reduced by investment and other tax credits in the years such credits become available.

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

Foreign Currency Translation
----------------------------
Assets and liabilities of the foreign subsidiary are translated at year-end rates of exchange, and revenues and expenses are translated at the average rates of exchange for the year. Gains or losses resulting from the translation of the foreign subsidiary's balance sheet are accumulated in a separate component of shareholders' equity.

Cash and Cash Equivalents
-------------------------
Cash and cash equivalents consist of cash and highly liquid short-term investments with maturities of less than three months.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Accounting Policies (continued)
    --------------------
Earnings (Loss) Per Share
-------------------------
Earnings (loss) per share is computed on the basis of the weighted average number of shares outstanding plus the common stock equivalents which would arise from the exercise of stock options, unless such common stock equivalents would be anti-dilutive. Weighted average outstanding shares are: 1997, 5,672,063; 1996, 3,911,952; and 1995, 3,559,789.


Reclassification
----------------
Certain 1996 and 1995 amounts have been reclassified to conform with the 1997 presentation.


(2) Long-Term Contracts Receivable
    ------------------------------
	Included in accounts receivable are the following:

                (Dollars in thousands)              1997        1996
                                                   ------      ------
	U.S. Government:
        Amounts billed and billable               $   920     $ 1,485
        Retainage                                     253         357
                                                   ------      ------
                                                    1,173       1,842
                                                   ------      ------
        Commercial Customers:
        Amounts billed and billable                 1,032         294
        Retainage                                     165         269
                                                   ------      ------
                                                    1,197         563
                                                   ------      ------
                                                  $ 2,370     $ 2,405
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

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




(3) Inventories
    -----------
Inventories consist of the following:

    (Dollars in thousands)                     1997         1996
                                             --------     --------
Finished goods                              $    205     $    153
Work in process                                  973        1,727
Raw materials, components
 and assemblies                                2,214        2,231
                                             -------      -------
                                            $  3,392     $  4,111
                                             =======      =======


(4) Property, Plant and Equipment
    -----------------------------
Property, plant and equipment consist of the following:

    (Dollars in thousands)                     1997         1996
                                             --------     --------
  Land and improvements                     $    125     $    125
  Buildings and improvements                   3,520        3,513
  Leasehold improvements                         642          752
  Machinery and equipment                     12,316       13,625
  Office furniture and fixtures                1,462        1,483
                                             -------      -------
                                              18,065       19,498
  Less accumulated depreciation               15,793       16,880
                                             -------      -------
                                            $  2,272     $  2,618
                                             =======      =======

Depreciation expense was $558,000, $640,000 and $646,000 for 1997, 1996 and 1995, respectively. Repairs and maintenance expense was $452,000, $502,000 and $362,000 for 1997, 1996 and 1995, respectively.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Notes Receivable
    ----------------
Notes receivable at September 30, 1997 consists of:

    (Dollars in thousands)                             1997
                                                     --------
      $250 with an interest rate of
      10%, interest and principal due
      September 30, 1998    (A)                      $   250

      $400 with an interest rate of
      10%, due in monthly installments
      through September 30, 2002                         400
                                                     -------
                                                         650
      Less:  Current portion                            (315)
                                                     -------
                                                     $   335
                                                     =======

(A) The principal amount of this note may be reduced in accordance with the terms of the note in the event of a sale of the fixed assets.


(6) Investment in Joint Venture
    ---------------------------
On June 27, 1997, the Company and Edison Development Corp. ("EDC"), a subsidiary of DTE Energy Co. entered into final agreements to form a joint venture to further develop the Company's Proton Exchange Membrane Fuel Cell technology. In exchange for its contribution of contracts and intellectual property and certain other net assets that had comprised the fuel cell research and development business activity of the Technology segment (which assets had a net book value of $357 thousand), the Company received a 50% interest in the joint venture; the Company is not obligated to make any future contributions to the joint venture, but its interest in the joint venture could be reduced in certain circumstances in the future. EDC made an initial cash contribution of $4.75 million in exchange for the remaining 50% interest in the joint venture. The Company's investment in the joint venture is included in "Other Assets" at September 30, 1997; the assets contributed by the Company to the joint venture had previously been included in the assets of the Company's Technology segment. See the supplemental disclosure regarding Contribution of Net Assets to Joint Venture in the Consolidated Statements of Cash Flows for additional information regarding the assets contributed by the Company to the joint venture. The Company recorded the carrying value of the net assets contributed as its investment in the joint venture in recognition of the nature of the venture's undertaking. The Company's share of the joint venture's results of operations of ($439,000), net of amortization of the excess of the Company's proportionate share of the venture's equity of $109,000, is recorded under the caption "equity in loss of joint venture."

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7) Income Taxes
    ------------
Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates.

Income tax expense (benefit) consists of the following:

    (Dollars in thousands)                    1997       1996      1995
Continuing operations                       --------   --------  --------
        Federal                            $     45   $     36  $      -
        State                                    69         28        86
        Deferred                                  -          -         -
                                            -------    -------   -------
                                                114         64        86
                                            -------    -------   -------
Discontinued operations
        Federal                                   -          -         -
        State                                     -          -         -
        Deferred                                  -          -         -
                                            -------    -------   -------
                                                  -          -         -
Extraordinary Item                          -------    -------   -------
        Federal                                  28          -         -
        State                                    78          -         -
        Deferred                                  -          -         -
                                            -------    -------   -------
                                                106          -         -
                                            -------    -------   -------
                                           $    220   $     64  $     86
                                            =======    =======   =======

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Income Taxes (continued)
    ------------
The significant components of deferred income tax expense (benefit) for the years ended September 30, 1997, 1996 and 1995 are as follows:

    (Dollars in thousands)                   1997       1996        1995
                                           --------   --------    --------
Continuing operations
  Deferred tax (benefit) expense          $   (296)  $   (259)   $  1,586
  Net operating loss carryforward              972        573           -
  Valuation allowance                         (676)      (314)     (1,586)
                                           -------    -------     -------
                                                 -          -           -
Discontinued operations                    -------    -------     -------
  Deferred tax (benefit) expense                 -       (103)      2,831
  Net operating loss carryforward                -      1,090      (4,154)
  Valuation allowance                            -       (987)      1,323
                                           -------    -------     -------
                                                 -          -           -
                                           -------    -------     -------
                                          $      -   $      -    $      -
                                           =======    =======     =======
Extraordinary item
  Deferred tax (benefit) expense               (28)      (103)      2,831
  Net operating loss carryforward              862      1,090      (4,154)
  Valuation allowance                         (834)      (987)      1,323
                                           -------    -------     -------
                                                 -          -           -
                                           -------    -------     -------
                                         $       -   $      -    $      -
                                           =======    =======     =======

The Company's effective income tax rate from continuing operations differed from the Federal statutory rate as follows:

                                             1997       1996       1995
                                           --------   --------   --------
Federal statutory tax rate                     34%        34%        34%
State taxes, net of
  federal tax effect                            2%         3%         2%
Amortization of goodwill                        -          -          1%
Meals and entertainment                         -          5%         -
Impairment loss on long-lived
  assets                                        -          -         18%
Additional tax gain on sale of
  subsidiary                                    -         13%         -
Change in valuation allowances                (32%)      (55%)      (53%)
Alternative minimum tax                         2%         6%         -
Other, net                                     (1%)        5%         1%
                                           -------    -------    -------
                                                5%        11%         3%
                                           =======    =======    =======

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Income Taxes (continued)
    ------------
The deferred tax assets and liabilities as of September 30, 1997 and 1996 consist of the following tax effects relating to temporary differences and carryforwards:

    (Dollars in thousands)
                                                   1997         1996
  Current deferred tax assets:                   --------     --------
    Bad debt reserve                            $     52     $     31
    Inventory valuation                              165          230
    Inventory capitalization                          40          161
    Vacation pay                                     111          111
    Warranty and other sale obligations               51           64
    Other reserves and accruals                      358           37
                                                 -------      -------
                                                     777          634
    Valuation allowance                             (777)        (634)
                                                 -------      -------
      Net current deferred tax assets           $      -     $      -
                                                 =======      =======
  Noncurrent deferred tax assets (liabilities):
    Net operating loss                          $  1,791     $  3,625
    Property, plant and equipment                   (251)        (324)
    Other                                            288          329
    Alternative minimum tax credit                   149            -
                                                 -------      -------
                                                   1,977        3,630
        Valuation allowance                       (1,977)      (3,630)
        Other credits                               (594)        (764)
                                                 -------      -------
  Noncurrent net deferred tax
        liabilities and other credits           $   (594)    $   (764)
                                                 =======      =======

The valuation allowance at year ended September 30, 1997 is $2,754,000, and at September 30, 1996 was $4,264,000. During the year ended September 30, 1997, the valuation allowance decreased by $1,510,000.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Income Taxes (continued)
    ------------
At September 30, 1997, the Company has unused Federal net operating loss carryforwards of approximately $5,266,000. The Federal net operating loss carryforwards if unused will begin to expire during the year ended September 30, 2009. The use of these carryforwards is limited on an annual basis, pursuant to the Internal Revenue Code, due to certain changes in ownership and equity transactions. For the year ended September 30, 1997, the Company has available alternative minimum tax credit carryforward of approximately $149,000.

During 1997, the Company made cash payments for income taxes of $361,000, for 1996 made cash payments, net of cash refunds, for income taxes of $61,000, and for 1995 received net cash refunds for income taxes of $266,000.


(8) Accrued Liabilities
    -------------------
Accrued liabilities consist of the following:
    (Dollars in thousands)                          1997        1996
                                                  --------    --------
  Salaries, wages and related expenses           $  1,073    $  1,230
  Acquisition and disposition costs                   665         371
  Legal and professional fees                         445         197
  Warranty and other sale obligations                 370         460
  Contingent liabilities                              350         367
  Accrued severance                                   300           -
  Deferred income - L.A.B. sale                       250           -
  Commissions                                         230         331
  Interest expense                                    103          96
  Customer advances against contracts                   -         696
  Other                                               138         273
                                                  -------     -------
                                                 $  3,924    $  4,021
                                                  =======     =======

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(9) Indebtedness
    ------------
Indebtedness consists of the following:
    (Dollars in thousands)                       1997        1996
                                               --------    --------
  Line-of Credit                              $      -    $    100
  Note Payable                                       -       3,000
  Term Loan                                          -       1,310
                                               -------     -------
                                                     -       4,410
  Less current portion                               -         604
                                               -------     -------
                                              $      -    $  3,806
                                               =======     =======

The Company has a Line of Credit available in the amount of $4,000,000 with interest payable monthly at a rate of prime plus .625% (9.125% at September 30, 1997). The Line of Credit expires on October 31, 1998 and is collateralized by a guarantee from a former shareholder.

The weighted average interest rate for the Note Payable and Line of Credit was 10.75% during 1997 and 13.2% during 1996 and 1995.

Cash payments for interest were $201,000, $477,000 and $695,000 for 1997, 1996 and 1995, respectively.


(10) Shareholders' Equity
     --------------------
The Company had a Restricted Stock Incentive Plan, which awarded restricted Common Stock of the Company to officers and other key employees. The Plan expired on December 31, 1994 and no further awards may be granted. In fiscal year 1995, 32,500 shares were granted, amounting to $14,375 based on the market value of the stock at the date of grant. For accounting purposes, the value of the grants represents compensation, which has been deferred and is being amortized over the 5-year and 10-year vesting periods. The shares granted during 1995 were recorded as a component of Shareholders' Equity. The value of the grants, net of accumulated amortization and write-offs, was $2,000 at September 30, 1997 and $24,000 at September 30, 1996.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Stock Option Plan
     -----------------
During December 1996, the shareholders approved a new stock incentive plan. The plan provides that an initial aggregate number of 500,000 shares of common stock may be awarded or issued. The number of shares available under the plan may be increased by 10% of any increase in the number of outstanding shares of common stock for reasons other than shares issued under this plan. During 1997, the number of shares available under the plan increased to 600,000 shares. Under the plan, the Board of Directors is authorized to award stock options, stock appreciation rights, restricted stock, and other stock-based incentives to officers, employees and others. Options are generally exercisable in from one to five cumulative annual amounts beginning 12 months after the date of grant. Certain options granted may be exercisable immediately. Option exercise prices are not less than the market value of the shares on the date of grant. Unexercised options generally terminate ten years after grant.

The fair value of each option granted is estimated on the grant date using the Black-Scholes Single option model. The dividend yield was 0% for 1997. The expected volatility was 78% in 1997. The expected life of the options is 5 years. The risk free interest rate ranges from 6.12% to 6.67% in 1997. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock options. Accordingly, no compensation cost has been recognized in 1997. Had compensation cost and fair value been determined pursuant to Financial Accounting Standard No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation," net income would decrease from $4,520,000 to $4,351,000 in 1997. Earnings per share would decrease from $0.80 to $0.76 in 1997. The weighted average fair value of options granted during 1997, for purposes of FAS 123, is $1.96 per share.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Stock Option Plan (continued)
     -----------------
Activity with respect to the plan is as follows:

                                                         1997
                                                ----------------------
                                                             Weighted
                                                             Average
                                                             Exercise
                                                  Number     Price
                                                ----------------------
  Shares under option, October 1, 1996                 -           -
  Options granted                                423,100      $ 2.91
  Options exercised                                    -           -
  Options canceled                                (7,500)       2.44
                                                 -------       -----
  Shares under option, September 30 1997         415,600        2.91

  Options exercisable, September 30, 1997         76,800        2.93
                                                 -------       -----
  Shares available for granting of options,
      September 30, 1997                         184,400
                                                 =======

The following is a summary of the status of options outstanding at September 30, 1997:


         Outstanding Options                   Exercisable Options
                        Weighted
                        Average         Weighted                Weighted
Exercise                Remaining       Average                 Average
Price                   Contractual     Exercise                Exercise
Range        Number     Life            Price        Number     Price

$2.44        180,600    9.2             $2.44         1,800     $2.44
$2.50         40,000    9.5             $2.50        40,000     $2.50
$3.44        195,000    9.9             $3.44        35,000     $3.44

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Pension Plans
     -------------
The Company maintains a savings and retirement plan (Internal Revenue Code
Section 401(k) Plan) covering substantially all employees. The Company plan allows eligible employees to contribute a percentage of their compensation; the Company makes additional contributions in amounts as determined by management and the Board of Directors. The expense for the plan was $312,000, $345,000 and $346,000 for 1997, 1996 and 1995,
respectively.


(13) Commitments and Contingencies
     -----------------------------
During 1997, a legal action against the Company related to a stock purchase agreement and side letter agreements for the sale of the stock of the Company's wholly owned subsidiary, Ling Electronics, Inc. ("Ling"), was commenced by a group of investors. Management is vigorously defending the action and believes the likelihood of a loss in the action is not probable. The final outcome of this action is not presently determinable and, therefore, no provision for any liability that may result has been recorded in the Company's financial statements.

In February 1995, Ling, made a voluntary disclosure to the United States Department of Commerce regarding unlicensed exports of certain products shipped in the first four months of fiscal 1995. Ling has fully cooperated with the Office of Export Enforcement, which has not taken any action to date. Possible administrative sanctions include: no action; a warning letter; denial of export privileges; and/or imposition of civil penalties. Foreign sales represent a significant portion of Ling's total revenue. The final outcome of this matter is not presently determinable and, therefore no provision for any liability that may result has been recorded in the Company's financial statements.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Commitments and Contingencies (continued)
     -----------------------------
Future minimum rental payments required under noncancelable operating leases are $479,000, 1998; $467,000, 1999; $488,000, 2000; $475,000, 2001;
and $559,000, 2002. Rent expense under all leases was $548,000, $542,000 and $564,000 for 1997, 1996 and 1995, respectively.


(14) Related Party Transactions
     --------------------------
At September 30, 1997 First Albany Companies, Inc. ("FAC") owned approximately 32.3% of the Company's Common Stock. (See Note 19)

During fiscal 1997, First Albany Corporation, a wholly owned subsidiary of FAC, provided financial advisory services in connection with the sale of the L.A.B. Division, for which First Albany Corporation was paid a $75,000 fee. During fiscal 1996, First Albany Corporation, acted as placement agent in connection with a private placement of 1.3 million shares of the Company's Common Stock, pursuant to which the Company raised approximately $1.9 million of additional capital (net of expenses), for which First Albany Corporation was paid a $40,000 fee.

On June 27, 1997, the Company entered into a management services agreement with the Plug Power joint venture to provide certain services and facilities for a period of one year. The agreement may be renewed annually. Billings under the agreement amounted to $65,000 for the 1997 fiscal year and all amounts billed were included in accounts receivable at September 30, 1997.

During 1996 and 1995, the Company made several rental payments for laboratory space to an officer/director of the Lawrence Insurance Group Inc. ("LIG") and purchased various insurance coverage from LIG or companies owned directly or indirectly by LIG totaling $453,000 and $493,000, respectively.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(15) Discontinued Operations
     -----------------------
The Company's United Telecontrol Electronics, Inc. ("UTE") subsidiary, the sole component of the Defense/Aerospace segment, filed for voluntary bankruptcy under Chapter 11 of the Federal Bankruptcy Code in April 1994. During October 1994, UTE commenced an orderly liquidation and final court approval occurred during the third quarter of fiscal 1996. Accordingly, the Company no longer includes Defense/Aerospace among its reportable business segments, and since 1994 UTE has been reported as a discontinued operation, and accordingly the consolidated financial statements have been reclassified to report separately the net liabilities and operating results of the business.

The Company recorded the effect of the final liquidation of UTE during fiscal year 1996. Final adjustments to the Company's financial statements as a result of the UTE bankruptcy are reflected in income from discontinued operations.

Discontinued operations consist of the following:

   (Dollars in thousands)                      1996          1995
                                             --------      --------
Sales                                       $      0      $      0
                                             =======       =======
Income from discontinued
  operations before income tax              $  3,239      $      0

Income tax benefit                                 0             0
                                             -------       -------
Net income from discontinued
    operations                              $  3,239      $      0
                                             =======       =======

There were no assets and liabilities of the Company's discontinued operations at September 30, 1997 and 1996.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) Sale of Division/Subsidiary
     ---------------------------
L.A.B. Division
---------------
On September 30, 1997, the Company sold all of the assets of its L.A.B. Division to Noonan Machine Company of Franklin Park, IL.

The Company received $2,600,000 in cash and two notes, totaling $650,000, from Noonan Machine Company. The net proceeds from the sale were used to pay down all outstanding debt and build working capital.

The sale resulted in a $2,012,000 gain, which was recorded in the fourth quarter of fiscal year 1997. In addition, $250,000 of the proceeds associated with one of the notes was recorded as deferred revenue due to contingencies associated with the realization of this note.


ProQuip, Inc.
-------------
On November 22, 1994, the Company sold all of the outstanding capital stock of its ProQuip Inc. subsidiary to Phase Metrics of San Diego, CA.

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

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) Sale of Subsidiaries (continued)
     --------------------
ProQuip, a component of the Test & Measurements segment, is included in the Company's financial statements through November 22, 1994, the date of its sale, as follows:

    (Dollars in thousands)                         1995
                                                 --------
Sales                                           $  2,584
                                                 =======
Income from continuing operations
  before income tax                             $    730

Income tax expense                                   293
                                                 -------
Net Income                                      $    437
                                                 =======

The following unaudited condensed pro forma income statement from continuing operations for the year ended September 30, 1995 reflects the effects of the sale of ProQuip, assuming the sale had occurred October 1, 1994. The pro forma adjusted results include a reduction of interest on term debt, assuming a payment of $8,000,000 was made; a reduction of interest on the line of credit, assuming the excess net proceeds after the term debt pay down are used to reduce or pay down any outstanding line of credit balance; and interest income earned on excess cash after the pay down of the term debt and line of credit.

    (Dollars in thousands)                        1995
                                                Pro Forma
                                                ---------
Sales                                           $  27,164
                                                 ========
Operating loss                                  $  (3,194)
                                                 --------
Interest expense                                      914
Other (expense) income, net                          (226)
                                                 --------
Loss from continuing operations
 before income tax                                 (4,334)
Income tax benefit                                   (142)
                                                 --------
Loss from continuing operations                 $  (4,192)
                                                 ========

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(17) Impairment Loss on Long-Lived Assets
     ------------------------------------
During 1995, the Company elected to adopt the provisions of Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets to be Disposed Of". Accordingly, the realizability of goodwill associated with the Company's investment in Ling Electronics, Inc. (Ling), a wholly owned subsidiary, was analyzed for impairment due to its history of operating and cash flow losses. The Company determined that the goodwill would not likely be recoverable based on the estimated future cash flows at Ling. As a result, a $1,590,000 impairment loss was recognized to reduce the carrying value of the Company's investment in Ling.

(18) Information on Business Segments
     --------------------------------
The Company's operations comprise two business segments.

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

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18) Information on Business Segments (continued)
     --------------------------------
The information below includes the results of ProQuip, Inc. which was sold in November 1994 (See Note 16).

A summary of financial data for these business segments at September 30, 1997, 1996, 1995, and for the fiscal years then ended follows:

                                            (Dollars in thousands)
                                           SALES
                             --------------------------------
                               1997        1996        1995
                             --------    --------    --------
Technology                   $  7,878    $  9,146    $ 11,608
Test and Measurement           24,102      22,755      18,140
                              -------     -------     -------
                             $ 31,980    $ 31,901    $ 29,748
                              =======     =======     =======
                                   OPERATING INCOME (LOSS)
                             --------------------------------
                               1997        1996        1995
                             --------    --------    --------
Technology                   $   (959)   $   (434)   $   (463)
Test and Measurement            1,539       1,390      (2,009)
                              -------     -------     -------
                             $    580    $    956    $ (2,472)
                              =======     =======     =======
                                       DEPRECIATION
                               1997        1996        1995
                             --------    --------    --------
Technology                   $    344    $    446    $    440
Test and Measurement              210         190         203
Corporate                           4           4           3
                              -------     -------     -------
                             $    558    $    640    $    646
                              =======     =======     =======
                                     ASSETS EMPLOYED
                               1997        1996        1995
                             --------    --------    --------
Technology                   $  3,939    $  4,527    $  5,753
Test and Measurement            8,696       9,577       7,492
Corporate                       2,121         348       1,238
                              -------     -------     -------
                             $ 14,756    $ 14,452    $ 14,483
                              =======     =======     =======
                                   CAPITAL EXPENDITURES
                               1997        1996        1995
                             --------    --------    --------
Technology                   $    452    $    285    $    227
Test and Measurement              375         258         437
Corporate                           2           6           3
                              -------     -------     -------
                             $    829    $    549    $    667
                              =======     =======     =======

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(18) Information on Business Segments (continued)
     --------------------------------
The U.S. Government is the largest customer of the Technology segment and accounted for 16%, 21% and 30% of consolidated revenues in 1997, 1996 and 1995, respectively. The largest single government agency customer of the Technology segment accounted for 8%, 14% and 23% of the Company's consolidated revenues in 1997, 1996 and 1995, respectively. The largest customer of the Test & Measurement segment accounted for 5%, 2%, and 7% of consolidated revenues in 1997, 1996, and 1995, respectively.

The Technology segment continues to be dependent on government-funded R&D contracts for the bulk of its business. However, fiscal constraints at all levels of government have reduced the level of funding available for these programs, and securing additional such contracts has become more difficult and competitive; no improvement in this situation is anticipated in the foreseeable future. For the second year in a row , the Technology segment has a historically low level of backlog, and any improvement in the segment's results in fiscal 1998 will depend on success in procuring and fulfilling orders within the fiscal year. The future growth and profitability of the segment will depend on its success in identifying and exploiting new markets for its products and services.



(19) Extraordinary Item- Extinguishment of Debt
     ------------------------------------------
During fiscal 1996, FAC purchased 909,091 shares of the Company's Common Stock from the New York State Superintendent of Insurance as the court-ordered liquidator of United Community Insurance Company ("UCIC"). In connection with this purchase, FAC also acquired certain rights to an obligation ("Term Loan") due from the same finance company ("FCCC") to whom the Company was obligated under a Note Payable, due December 31, 1996 (See Notes 9 and 14).

FCCC was in default of its Term Loan to UCIC. FAC, as the owner of the rights to the Term Loan, filed suit seeking payment. Collateral for the FCCC Term Loan includes the Company's Note Payable to FCCC. FAC has exercised its rights to the collateral securing the Term Loan, including the right to obtain payment on the Note Payable directly from the Company. The Company and FAC entered into an agreement dated as of December 27, 1996 under which the Company issued to FAC 1.0 million shares of Common Stock in full satisfaction of the Note Payable and accrued interest.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(19) Extraordinary Item- Extinguishment of Debt (continued)
     ------------------------------------------
Accordingly, the Note payable of $3.0 million and accrued interest of $1.1 million were reclassified as long term in the accompanying September 30, 1996 balance sheet.

If FCCC were to seek collection of the Note Payable plus accrued interest from the Company, the Company, based on the opinion of counsel, believes that the outcome of any such action pursued by FCCC against the Company would not have a material adverse impact on the Company's financial position or results of operation.