Form 10-K/A
period 1997-09-30
MECHANICAL TECHNOLOGY INC
filed 1998-01-26
CIK 64463

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K/A

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

                       Commission file number 0-6890

                        MECHANICAL TECHNOLOGY INCORPORATED
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           New York                                        14-1462255
-------------------------------                       -------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)

968 Albany-Shaker Rd, Latham, New York                       12110
----------------------------------------              -------------------
(Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code: (518)785-2211 Securities Registered Pursuant to Section 12(b) of the Act: NONE
           Securities Registered Pursuant to Section 12(g) of the Act

                         $1.00 Par Value Common Stock
                         ----------------------------
                                (Title of Class)

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

As of January 22, 1998, the registrant had 5,905,861 shares of Common
Stock outstanding.
===============================================================================

                                   PART III

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------

The information set forth under the caption "Executive Officers" in Item 1 of the Form 10-K Report filed by the registrant with the Commission on December 22, 1997 is incorporated herein by reference.

                                   DIRECTORS

At the Annual Meeting of Shareholders, eight Directors are to be elected to fill the nine available positions, each to hold office until the next Annual Meeting of Shareholders and until a successor shall be elected and shall qualify.

Management's nominees for Directors, together with certain information concerning them, are on the following pages.

                                                                 Year First
                                  Principal Occupation            Became a
Name                     Age         or Employment                Director
------------------------ ---    ----------------------------     ----------
Dale W. Church            58    Lawyer, private practice            1997

Edward A. Dohring         64    President, SVG Lithography          1997
                                Systems, Inc.

Alan P. Goldberg          52    President & Co-Chief                1996
                                Executive Officer,
                                First Albany Companies, Inc.

George C. McNamee         51    Chairman of the Board of the        1996
                                Company and Chairman & Co-Chief
                                Executive Officer, First Albany
                                Companies, Inc.

Dr. Martin J. Mastroianni 53    President and Chief Operating       1997
                                Officer of the Company

E. Dennis O'Connor        58    Director-New Products and           1993
                                Technology, Masco Corporation and
                                Registered Patent Attorney

Dr. Walter L. Robb        69    President, Vantage                  1997
                                Management, Inc.

Dr. Beno Sternlicht       69    President, Benjosh Management       1996
                                Corporation

CERTAIN INFORMATION REGARDING NOMINEES

Mr. Church has practiced law in private practice, government, and corporate environments for over 30 years with specialties in U.S. and international government contracting, developing companies, mergers and acquisitions, and joint ventures. He currently serves as General Counsel to the American Electronic Association, as a Trustee of the National Security Industrial Association, and as a director on various private corporations. His previous experience includes working for the U.S. government's Central Intelligence

Agency and Department of Defense and as corporate counsel to establish several companies in the "Silicon Valley" of California.

Mr. Dohring has been Vice President of Silicon Valley Group, Inc. ("SVG") since July 1992 and President of its SVG Lithography Systems, Inc. unit since October 1994. From June 1992 to October 1994, he served as President of SVG's Track Systems Division. He joined SVG from Rochester Instrument Systems, Inc., where he served as President from April 1989 to June 1992. He has also held management positions with General Signal, CVC Products, Bendix, Bell & Howell and Veeco Instruments.

Mr. Goldberg is the President & Co-Chief Executive Officer and a Director of First Albany Companies, Inc. ("FAC", see "Securities Ownership of Certain Beneficial Owners" in the section entitled "Additional Information", below). He is Chairman of the Board of Trustees of the Albany Institute of History and Art, and a Director of the Center for Economic Growth and the Albany Symphony Orchestra.

Mr. McNamee, Chairman of the Company's Board of Directors, is the Chairman & Co-Chief Executive Officer and a Director of FAC (see "Securities Ownership of Certain Beneficial Owners" in the section entitled "Additional Information", below). Mr. McNamee is a member of the Board of Directors of MapInfo Corporation, The Meta Group, Inc., and Internet Shopping Network, Inc. He also serves on the Board of Directors of the New York State Science and Technology Foundation, and is Chairman of the Regional Firms Advisory Committee to the Board of the New York Stock Exchange.

Dr. Mastroianni was elected President and Chief Operating Officer of the Company in December 1996. Prior to joining the Company, he served most recently as a Director of Transmission Power Delivery for the Electric Power Research Institute, where he was employed since 1992. Previously, from 1973 to 1992, he held senior management positions in the technology driven test and measurement industries with Vacuum Components, Inc., Tenney Engineering, Inland Vacuum Industries, Halocarbon Products, Inc., and Allied Signal Corporation.

Mr. O'Connor has, since April 1984, been the Director of New Products and Technology for Masco Corporation, Taylor, Michigan, a diversified manufacturer of building and home improvement, and other specialty products for the home and family. The Company understands that Mr. O'Connor originally became a Director of the Company when he was selected by Masco Corporation as its designee on the Company's Board of Directors pursuant to agreements entered into in connection with the 1992 transaction by which Masco sold 1,730,000 shares of the Company's Common Stock to subsidiaries of the Lawrence Insurance Group, Inc., a former majority shareholder of the Company. The Lawrence Insurance Group, Inc. subsidiaries agreed to vote their shares to elect a designee of Masco to the Company's Board of Directors so long as Masco remained liable under a guarantee it had executed in connection with the Company's obligations under a line of credit.

Dr. Robb, now a management consultant and President of Vantage Management, Inc., was until December 31, 1992, General Electric Company's("GE") Senior Vice President for corporate research and development. He directed the GE Research and Development Center, one of the world's largest and most diversified industrial laboratories, and served on GE's Corporate Executive Council. He serves on the Board of Directors of Marquette Electronics, Cree Research, Celgene, Neopath and X-Ray Optical, Inc. He also serves on the Advisory Council of the Critical Technology Institute and on the Council of the National Academy of Engineering.

Dr. Sternlicht, one of the founders of the Company, has been President of Benjosh Management Corporation, a management firm in New York, New York, since 1976. He previously served as a Director of the Company from 1961 to 1992. Prior to 1985, he held a number of positions with the Company. At the time of his departure from the Company, he served as Vice Chairman of the Board of Directors and Technical Director.


SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and Executive Officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission ("SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, Directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all
Section 16(a) forms they file.

Based on Company records and other information, the Company does not believe that all SEC filing requirements applicable to its Directors and Officers with respect to the Company's fiscal year ended September 30, 1997 were complied with.

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

                                                 Number        Number of
               Name                             of Forms      Transactions
               ----                             --------      ------------

Dale Church, Director (1)                          1               1

Martin Mastroianni; President, Chief Operating
Officer, Director (1)                              1               1

Beno Sternlicht, Director (1)                      1               2


(1) Note, such forms were electronically filed with the SEC on a timely basis, however, the filings were rejected. The filings were then made by hard copy.


ITEM 11:  EXECUTIVE COMPENSATION
--------------------------------

EXECUTIVE COMPENSATION

The following table sets forth information with respect to the compensation for services to the Company and its subsidiaries during the Company's fiscal year ended September 30, 1997 (and during the Company's two prior fiscal years), of each person who served as Chief Executive Officer during such year, and of all other persons who served as executive officers of the Company during such year whose total annual compensation exceeded $100,000.

------------------------------------------------------------------------------------------------------------------
                                                     SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------
                                            ANNUAL COMPENSATION                         LONG-TERM COMPENSATION
------------------------------------------------------------------------------------------------------------------
NAME AND POSITION OF              FISCAL     SALARY      BONUS     OTHER      RESTRICT-   SECURITIES     ALL
PRINCIPAL                          YEAR                            ANNUAL        ED         UNDER-      OTHER
                                                                   COMP        STOCK        LYING        COMP
                                                                               AWARDS      OPTIONS
                                                                                (1)          (#)
------------------------------------------------------------------------------------------------------------------
R. Wayne Diesel                    1997     $200,000    $15,000      -          None        35,100      $6,605
CEO                                                                                                         (2)
------------------------------------------------------------------------------------------------------------------
                                   1996     $200,000       None      -          None          None      $8,000
                                                                                                            (2)
------------------------------------------------------------------------------------------------------------------
                                   1995     $190,764       None      -        12,500          None      $4,452
                                                                                                            (2)
------------------------------------------------------------------------------------------------------------------
Martin J. Mastroianni President    1997     $121,154       None      -          None       150,100          $-
& COO
(3)
------------------------------------------------------------------------------------------------------------------
Stephen Sullivan, President,       1997      $62,828       None      -          None          None     $16,615
Ling Electronics, Inc.                                                                                   (2)(4)
------------------------------------------------------------------------------------------------------------------
                                   1996     $130,310       None      -          None          None      $4,840
                                                                                                            (2)
------------------------------------------------------------------------------------------------------------------
                                   1995     $139,617       None      -          None          None      $5,306
                                                                                                            (2)
------------------------------------------------------------------------------------------------------------------
James Clemens, President, Ling     1997      $57,501       None      -          None        30,000     $32,123
Electronics, Inc. (5)                                                                                    (2)(6)
------------------------------------------------------------------------------------------------------------------
Douglas McCauley, Vice             1997     $115,000     $7,000      -          None        15,100      $4,158
President Technology Group                                                                                  (2)
------------------------------------------------------------------------------------------------------------------
                                   1996     $110,807     $7,500      -          None          None        None
------------------------------------------------------------------------------------------------------------------
                                   1995     $100,152     $5,000      -           625          None      $1,669
                                                                                                            (2)
------------------------------------------------------------------------------------------------------------------
Stephen T. Wilson, Chief           1997     $110,000    $10,000      -          None        10,100      $3,594
Financial Officer                                                                                           (2)
------------------------------------------------------------------------------------------------------------------
                                   1996     $107,903    $10,000      -          None          None      $2,620
                                                                                                            (2)
------------------------------------------------------------------------------------------------------------------
                                   1995      $60,846       None      -          None          None          $-
------------------------------------------------------------------------------------------------------------------
Denis P. Chaves, Vice President,   1997     $120,673    $37,000      -          None        25,100      $4,233
LAB and Advanced Products Div                                                                               (2)
------------------------------------------------------------------------------------------------------------------
                                   1996      $99,167    $37,000      -          None          None      $3,966
                                                                                                            (2)

------------------------------------------------------------------------------------------------------------------
                                   1995      $95,000    $10,000      -           625          None      $3,800
                                                                                                            (2)
------------------------------------------------------------------------------------------------------------------

(1) This column shows the market value on the date of grant of shares of the Company's Common Stock awarded under the Company's Restricted Stock Incentive Plan. The Plan expired on December 31, 1994. The restrictions on these shares lapse on a scheduled basis as determined by the Board of Directors at the time of grant or upon death. The recipient has voting and dividend rights to the shares from the date of award. The aggregate holdings/value of shares of Restricted Stock, as to which the restrictions have not lapsed, on September 30, 1997 (based on a price on that date of $3.47 per share) by the individuals listed in this table, including the awards shown in this column, are: Mr. Sullivan, 500 shares/$1,735; Mr. McCauley, 3,500 shares/$12,145. In November 1996, the Board of Directors took action to accelerate the vesting of shares held by Messrs. Diesel (23,000 shares), McCauley (1,500 shares), and Chaves (1,500 shares) that were still subject to restrictions under the Plan; as a result, all restrictions under the Plan have lapsed as to all shares held by Messrs. Diesel and Chaves, while 4,000 shares held by Mr. McCauley and 500 shares held by Mr. Sullivan remain subject to restrictions under the Plan.

(2) Represents Company matching contributions of $1.00 for each $1.00 contributed by the named individual to the 401(k) Savings Plan up to a maximum of 4% of base pay.

(3) Dr. Mastroianni replaced Mr. Diesel as President and became Chief Operating Officer of the Company on December 20, 1996.

(4)  Represents payout of vacation pay in lieu of time off.

(5) Mr. Clemens replaced Mr. Sullivan as president of Ling Electronics, Inc. on March 24, 1997.

(6) Includes a $30,000 loan by the Company to Mr. Clemens. The loan is repayable in three equal annual installments of $10,000 plus interest at the rate of 6.5%. The Company has agreed to pay Mr. Clemens an annual bonus equal to the principal plus interest due on the promissory note, if Mr. Clemens continues to be employed by the Company on March 24 of 1998, 1999 and 2000, respectively. The Company also agreed to repay the note in full if Mr. Clemens dies or becomes permanently disabled prior to the due date of the final payment on the note.

The following table sets forth information concerning the grant of stock options during the Company's fiscal year ended September 30, 1997 to each person who served as Chief Executive Officer during such year, and all other persons who served as executive officers of the Company during such year whose total annual compensation exceeded $100,000.

                         OPTION GRANTS IN FISCAL 1997
                                                                          Potential Realizable
                                                                                         Value
                                                                             At Assumed Annual
                                                                                         Rates
                                                                                            of
                       Number of   Percentage                                      Stock Price
                         Shares      of Total     Exercise                    Appreciation for
                     Underlying       Options       Price                          Option Term
Name                    Options    Granted to    (per share)  Expiration      5% ($)    10%($)
----                    Granted     Employees    -----------     Date        -------   -------
                        -------     ---------                    ----
R. Wayne Diesel          35,000(1)      9.14%       $3.44       6/30/00      $17,305   $36,180
                            100(2)      0.03%       $2.44      12/20/06         $153      $389

Martin J. Mastroianni    30,000(3)      7.83%       $2.44      12/20/06      $46,035  $116,662
                            100(2)      0.03%       $2.44      12/20/06         $153      $389
                        120,000(3)     31.32%       $2.50      07/15/07     $188,668  $478,123

James Clemens            15,000(4)      3.92%       $3.44      08/27/07      $32,451   $82,237
                         15,000(5)      3.92%       $2.44      03/24/07      $23,018   $58,331

Douglas McCauley         15,000(4)      3.92%       $3.44      08/27/07      $32,451   $82,237
                            100(2)      0.03%       $2.44      12/20/06         $153      $389

Stephen T. Wilson        10,000(6)      2.61%       $3.44      12/20/99       $3,947    $8,148
                            100(2)      0.03%       $2.44      12/20/06         $153      $389

Denis P. Chaves          25,000(7)      6.53%       $3.44      08/27/07      $54,085  $137,062
                            100(2)      0.03%       $2.44      12/20/06         $153      $389

(1)  Options may be exercised until June 30, 2000.

(2) Options may be exercised after December 20, 1997 and before December 20, 2007, except in the case of the death, disability or termination of an employee, in which case options must be exercised sooner.

(3) Dr. Mastroianni was originally granted qualified options for 150,000 shares; 30,000 of which vested 6,000 per year for each of five years and 120,000 of which vested upon the attainment of certain defined profit targets. As of July 15, 1997, Dr. Mastroianni's option agreement was amended to provide that Dr. Mastroianni will receive a total of 150,000 qualified stock options that will vest as follows: a) 30,000 will vest 20% per year commencing as of December 20, 1996; b) 30,000 will vest at the rate of 33% per year beginning as of July 15, 1997; c) 90,000 will vest, if certain profit targets are attained, at the rate of 20,000 per year, for each of three years, commencing as of July 15, 1997, and 30,000 as of September 30, 2000.

(4)  25% or 3,750 shares, are exercisable each year beginning on August 27,1998.

(5) Options will vest and may be exercised based upon the attainment of certain defined annual profit targets.

(6) Options may be exercised after December 20, 1997 and prior to December 20, 1999.

(7)  25% or 6,250 shares are exercisable each year beginning on August 27, 1998.

              AGGREGATE OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES
                                                Number of Securities     Value of
                                                    Underlying          Unexercised
                                                    Unexercised         In-the-Money
                                                 Options at Fiscal       Options at
                                                       Year              Fiscal Year
                                                       End (#)             End ($)
                                                -------------------  -------------------
                            Shares
                          Acquired      Value
                                on   Realized   Exercis-  Unexercis  Exercis-  Unexercis
Name                  Exercise (#)        ($)       able     -able       able      -able
----                  ------------   --------   --------  ---------  --------  ---------
R. Wayne Diesel            0             0        35,000       100     $1,050       $103

Martin J. Mastroianni      0             0        16,000   134,100    $15,880   $131,523

James Clemens              0             0             0    30,000          0    $15,900

Douglas McCauley           0             0             0    15,100          0       $553

Stephen T. Wilson          0             0             0    10,100          0       $403

Denis P. Chaves            0             0             0    25,100          0       $853


                          COMPENSATION COMMITTEE REPORT

COMPENSATION POLICIES FOR OFFICERS. The Company's compensation program for executive officers and employee Directors currently consists of an annual salary and bonus payments that are primarily designed to reward performance.

For the fiscal year 1997, the Committee used the following criteria in making compensation decisions for executive officers:

     *    Company and individual affiliate financial performance.

     * Identification and implementation of strategies and programs that result in increased revenue, decreased cost or improved share value.

     * Implementation of programs to improve working capital and cash flow, and to focus the Company's product offerings such that they compliment the Company's technology resources.

CHIEF EXECUTIVE OFFICER COMPENSATION. Effective July 1, 1997, Mr. Diesel resigned as Chief Executive Officer and became special assistant to the chairman of the Board of Directors. The Company does not currently have a Chief Executive Officer. Mr. Diesel was Chief Executive Officer from February 1994 to July 1997 and President from February 1994 to December 1996. He was recruited from outside the Company and had previously held senior management positions in the insurance and banking industries, and with the State of New York. The compensation package offered Mr. Diesel took into consideration his experience and expertise; the size, diversity and needs of the business; and compensation levels at companies of comparable size and industry. The compensation package included: (1) a base salary, effective February 4, 1994; (2) the potential for cash incentive bonuses based on performance; and (3) stock grants under the Company's Restricted Stock Incentive Plan. For the period October 1, 1994 through September 30, 1997 there were no changes to his annual compensation. In fiscal 1997, Mr. Diesel was awarded a bonus of $15,000. The Committee also took action in November 1996 to accelerate the vesting of 23,000 shares held by Mr. Diesel that were still subject to restrictions under the Restricted Stock Incentive Plan; as a result, all restrictions under the Plan have lapsed as to all shares held by Mr. Diesel. In addition, on August 27, 1997, the Committee awarded Mr. Diesel 35,000 non-qualified options for the Company's common stock. This award was based upon Mr. Diesel's service to the Company and the Company's improved financial condition (see "Employment Agreements" in the section entitled "Certain Relationships and Related Transactions", below).

Effective December 20, 1996, Dr. Martin Mastroianni replaced Mr. Diesel as President and became Chief Operating Officer of the Company. Dr. Mastroianni was recruited from outside the Company and held previous management positions in the energy and the test and measurement industries, including positions with the Electric Power Research Institute, Vacuum Components, Inc., Tenney Engineering, Inland Vacuum Industries and Allied Signal. The compensation package offered to Dr. Mastroianni includes (1) an annual base salary; (2) the potential for cash incentive bonuses based on performance; and (3) option grants under the Company's Incentive Stock Option Plan. For the period December 20, 1996 through September 30, 1997, there were no changes to Dr. Mastroianni's annual compensation and a cash incentive bonus of $50,000 was accrued but not paid as of September 30, 1997. Dr. Mastroianni was, however, awarded qualified options for 30,000 shares, plus an additional 120,000 shares if certain performance targets were met, at an exercise price of $2.44 per share. The award was amended on July 15, 1997, to (1) redefine the profit targets; (2) reprice the exercise price for the 120,000 shares at $2.50 per share; and (3) permit vesting of 30,000 of the 120,000 shares based on the Company's performance in fiscal 1997.

                                           Compensation Committee

                                           Mr. Alan P. Goldberg
                                           Dr. Beno Sternlicht


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee ("Committee") approves all of the policies under which compensation is paid or awarded to the Company's officers and employee Directors. The Committee, in fiscal 1997, consisted of Messrs. Goldberg, Landgraf and Apkarian, until April 16, 1997, and thereafter consisted of Mr. Goldberg and Dr. Sternlicht.

Mr. Goldberg is Co-Chief Executive Officer of First Albany Companies, Inc. ("FAC"). (See "Security Ownership of Certain Beneficial Owners" and "Certain Relationship and Related Transactions", below).

Mr. Apkarian is a former Chief Executive Officer of the Company. Mr. Apkarian was Chief Executive Officer of the Company from 1961 until 1991 and was Chairman of the Board of Directors from 1984 until his resignation from his position in August 1993. Mr. Apkarian has not served on the Board or the Compensation Committee since April 1997. Mr. Apkarian did not vote on matters pertaining to his own compensation.

EMPLOYMENT AGREEMENTS

The Company had an employment agreement with Mr. Diesel which provided that Mr. Diesel would receive an annual base salary of $200,000 and was eligible to receive incentive compensation at the discretion of the Compensation Committee. This agreement expired in February 1997. Per this agreement, Mr. Diesel was awarded an initial grant under the Company's Restricted Stock Incentive Plan of 10,000 shares; in December 1994, the Committee awarded Mr. Diesel an additional 25,000 shares under such Plan. In addition, on August 27, 1997 the Company awarded Mr. Diesel 35,000 options for shares, pursuant to the Company's Incentive Stock Option Plan. The agreement also stated that if Mr. Diesel was removed from the position of President and CEO for reasons other than cause during his first three years of employment, the Company will pay him severance payments equivalent to a maximum of one year's base salary plus insurance benefits. Effective December 20, 1996, Mr. Diesel resigned as President of the Company. Effective July 1, 1997, Mr. Diesel resigned as Chief Executive Officer of the Company and became a special assistant to the Chairman of the Board of the Company. On December 19, 1997, the Company entered into an agreement with Mr. Diesel regarding termination of his employment. The agreement provides that Mr. Diesel will receive: a) total salary payments from the Company of $42,308, b) 401k matching payments of $4,615.38; c) insurance benefits through December 31, 1997; d) a lump sum severance payment of $95,615; and e) vesting of the 35,000 non-qualified stock options awarded to Mr. Diesel on August 27, 1997.

The Company has an agreement with Dr. Mastroianni which provides that Dr. Mastroianni will receive an annual base salary of $150,000. The agreement also states that if Dr. Mastroianni is removed from the position of President for reasons other than cause during his first three years of employment, the Company will pay him severance payments equivalent to a maximum of one year's base salary. Per this agreement, Dr. Mastroianni was awarded initial stock options under the Company's Incentive Stock Option Plan for 30,000 shares plus up to 120,000 additional shares, based upon achievement of certain defined profit targets for fiscal 1997. In July 1997, Dr. Mastroianni's Option Agreement was amended to vest Dr. Mastroianni in an additional 30,000 shares, change the defined profit targets for the remaining 90,000 shares, and change the exercise price for the full 120,000 shares. (See "Option Grants in Fiscal Year 1997" in the section entitled "Executive Compensation", above).

The Company also entered into an agreement with Mr. James Clemens, President of Ling Electronics, Inc. ("Ling"). The agreement provides that Mr. Clemens' annual base salary will be $115,000, subject to adjustment by the Committee, from time to time. In addition, Mr. Clemens is eligible to receive incentive compensation of 3% of annual pre-tax income of Ling up to $1,000,000, and 2% of annual pre-tax income of Ling in excess of $1,000,000. The agreement also grants Mr. Clemens non-qualified stock options for 15,000 shares of the Company's common stock (see "Executive Compensation - Option Grants in Fiscal Year 1997", above). In addition, the Company agreed to advance Mr. Clemens $30,000 pursuant to a promissory note, payable in three annual installments of $10,000 plus interest at the rate of 6.5%. The Company agreed to award Mr. Clemens an annual bonus equivalent to the payments due on the note if Mr. Clemens is still employed by the Company on March 24, 1998, 1999 and 2000, respectively. If Mr. Clemens dies or is disabled prior to the due date of the note, the full amount due on the note will be bonused to Mr. Clemens.

The Company also had an agreement with Mr. Apkarian. This agreement provided that Mr. Apkarian would continue as an employee and a Director of the Company at an annual salary of $130,000. The agreement also provided an annual bonus of $10,000 which he would use to purchase $250,000 of term life insurance.
In addition, the agreement provided for the payment of club dues and the use of a Company automobile for which Mr. Apkarian paid 50% of the lease payments. As the result of Mr. Apkarian's retirement on September 30, 1997, all obligations pursuant to this agreement have terminated, however, the Company is required to continue to pay 50% of Mr. Apkarian's lease payments on his automobile until June 1998, at which time the Company will purchase the automobile and give it to Mr. Apkarian.


DIRECTORS COMPENSATION

Directors who are not officers or employees receive Director's fees of $750 for each Board meeting attended. Directors also are reimbursed for travel expenses incurred in attending meetings.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
------------------------------------------------------------------------

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of shares of the Company's Common Stock by (i) each Director and nominee for Director of the Company, (ii) each named executive officer described in the section of this Amended Annual Report on Form 10-K/A captioned "Executive Compensation", (iii) all present Directors and Officers of the Company as a group, and (iv) each person who is known to the registrant to be the beneficial owner of more than 5% of any class of the registrant securities as of January 22, 1998.

                        5,905,861 SHARES OUTSTANDING

          Name of                 Amount and Nature of          Percent of
       Beneficial Owner           Beneficial Ownership(1)(2)       Class
      -------------------        ---------------------------    ----------
      Denis P. Chaves                     27,700(3)                  *
      Dale W. Church                      50,000(4)                  *
      James R. Clemens                    30,000(5)                  *
      R. Wayne Diesel                     70,200(6)                1.2%
      Edward A. Dohring                   15,000(4)                  *
      Alan P. Goldberg                 2,165,773(7)               36.7%
      Douglas McCauley                    15,100(8)                  *
      George C. McNamee                2,245,698(9)(7)            38.0%
      Martin J. Mastroianni              170,100(10)               2.9%
      E. Dennis O'Connor                  40,000                     *
      Dr. Walter L. Robb                  24,500(4)                  *
      Dr. Beno Sternlicht                273,050(4)(11)            4.6%
      Stephen Sullivan                     1,000(2)                  *
      Stephen T. Wilson                   10,100(12)                 *

     All present Directors and
     Officers as a group (12 persons)  3,091,423                  52.3%

-------------------------------------
* Percentage is less than 1.0% of the outstanding Common Stock.

(1) To the best of the Company's knowledge, based on information reported by such Directors and Officers or contained in the Company's shareholder records, except as otherwise indicated, each of the named persons is presumed to have sole voting and investment power with respect to all shares shown. None of the Company's present Directors or Officers other than Messrs. Goldberg and McNamee, Dr. Mastroianni, Mr. Church and Dr. Sternlicht (see "Security Ownership of Certain Beneficial Owners", below) beneficially own more than 1% of the Company's outstanding Common Stock; all present Directors and Officers as a group beneficially own, in the aggregate, approximately 52.3% of the Company's outstanding Common Stock.

(2) Includes shares granted under the Company's Restricted Stock Incentive Plan which are still subject to forfeiture as follows: Mr. McCauley, 3,500 shares; and Mr. Sullivan, 500 shares. All present Directors and Officers as a group, 3,500 shares.

(3) The individual has the right to acquire 25,000 shares pursuant to an option granted on August 27, 1997 and 100 shares pursuant to an option granted on December 20, 1996.

(4) The individual has the right to acquire 10,000 shares pursuant to an option granted on April 16, 1997.

(5) The individual has the right to acquire 15,000 shares pursuant to an option granted on August 27, 1997 and 15,000 shares pursuant to an option granted March 24, 1997.

(6) Includes 100 shares held by Mr. Diesel's wife as custodian for their minor child; Mr. Diesel disclaims beneficial ownership of such shares. The individual has the right to acquire 35,000 shares pursuant to an option granted August 27, 1997 and 100 shares pursuant to an option granted December 20, 1996.

(7) Includes 2,035,698 shares owned by First Albany Companies Inc.; see "Security Ownership of Certain Beneficial Owners". However, Messrs. McNamee and Goldberg disclaim beneficial ownership of such shares.

(8) The individual has the right to acquire 15,000 shares pursuant to options granted on August 27, 1997 and 100 shares pursuant to options granted on December 20, 1996.

(9) Includes 10,000 shares owned by Mr. McNamee's wife. Mr. McNamee disclaims beneficial ownership of those shares.

(10) The individual has the right to acquire up to 150,000 shares pursuant to stock options granted on December 20, 1996 as amended on July 15, 1997, and 100 shares pursuant to options granted on December 20, 1996.

(11) Includes 26,650 shares owned by Dr. Sternlicht's wife and 10,150 shares held by Dr. Sternlicht's wife as custodian for their children; Dr. Sternlicht disclaims beneficial ownership of such shares.

(12) This individual has the right to acquire 10,000 shares pursuant to options granted on August 27, 1997 and 100 shares pursuant to an option granted on December 20, 1996.

DIRECTORS COMPENSATION

Directors who are not officers or employees receive Director's fees of $750 for each Board meeting attended. Directors also are reimbursed for travel expenses incurred in attending meetings.


SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table sets forth information as of January 22, 1998 in respect of each person known by the Company to be the beneficial owner of more than 5% of its outstanding Common Stock.

                                               Amount of
                                               Beneficial       Percent
   Name                Address                 Ownership        of Class
---------------      ------------------        ------------     --------
First Albany         30 South Pearl St.        2,035,698(A)       34.5%
Companies, Inc.      Albany, N.Y. 12207

(A) Messrs. McNamee and Goldberg may be deemed the beneficial owners of at least a portion of the shares owned by First Albany Companies, Inc. ("FAC"). However, Messrs. McNamee and Goldberg disclaim such beneficial ownership.

As discussed more fully under "Certain Relationships and Related Transactions", below, FAC acquired certain rights to a term loan due from FCCC (the finance company to whom the Company was obligated under a note payable), and the Company and FAC entered into an agreement dated as of December 27, 1996 under which the Company issued to FAC 1.0 million shares of Common Stock in full satisfaction of the note payable.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------

At September 30, 1997, First Albany Companies, Inc. ("FAC") owned approximately 32.3% of the Company's Common Stock.

During fiscal 1997, First Albany Corporation, a wholly owned subsidiary of FAC, provided financial advisory services in connection with the sale of the L.A.B. Division, for which First Albany Corporation was paid a $75,000 fee.

During fiscal 1997, the Company and FAC entered into an agreement dated as of December 27, 1996, under which the Company issued to FAC 1.0 million shares of Common Stock in full satisfaction of the note payable to FAC by First Commercial Credit Corporation ("FCCC"), thereby extinguishing the Company's indebtedness to FCCC under that certain Note Payable, due December 31, 1996 ("Note Payable"); at December 27, 1996, the Note Payable to FCCC had an outstanding principal balance of $3.0 million and accrued interest of $1.1 million. On December 27, 1996, the last sale price of the Company's Common Stock, as quoted on the OTC Bulletin Board, was $2.00 per share.

                                 PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

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

        4.20 Loan Agreement, dated as of June 1, 1987, between the registrant and Chase Lincoln First Bank, N.A. ("Chase Lincoln"),relating to a $20,000,000 term loan to finance the registrant's acquisition of United Telecontrol Electronics, Inc. (the "UTE Loan Agreement").(1)

        4.21 First Amendment to Loan Agreement, dated as of September 30, 1988, amending certain provisions of the UTE Loan Agreement.(1)

        4.22 Second Amendment to Loan Agreement, dated as of February 21, 1990, amending certain provisions of the UTE Loan Agreement.(1)

        4.24 Third Amendment to Loan Agreement, dated as of January 1, 1991, amending certain provisions of the UTE Loan Agreement.(2)

        4.25 Form of Note, in the amount of $9,181,700, executed by the registrant on January 1, 1991 to evidence its indebtedness under the UTE Loan Agreement.(2)

        4.26 Form of Note, in the amount of $2,000,000, executed by the registrant on January 1, 1991 to evidence its indebtedness under the UTE Loan Agreement.(2)

        4.27 Form of Note, in the amount of $1,000,000, executed by the registrant on January 1, 1991 to evidence its indebtedness under the UTE Loan Agreement.(2)

        4.28 Mortgage, dated January 31, 1991, executed by the registrant in favor of Chase Lincoln and securing the registrant's obligation to Chase Lincoln, including those under the UTE and ProQuip Loan Agreements.(2)

        4.30 Loan Agreement, dated as of September 30, 1988, between the registrant and Chase Lincoln relating to an $8,000,000 term loan to finance the registrant's acquisition of ProQuip, Inc. (the "ProQuip Loan Agreement").(1)

        4.31 Negative Pledge Agreement, dated as of September 30, 1988, executed by the registrant in favor of Chase Lincoln in connection with the ProQuip Loan Agreement.(1)

        4.32 Security Agreement, dated as of September 30, 1988, executed by the registrant in favor of Chase Lincoln and securing the registrant's obligation to Chase Lincoln, including those under the UTE and ProQuip Loan Agreements (the "Chase Lincoln Security Agreement").(1)

        4.33 First Amendment to Loan Agreement, dated as of February 21, 1990, amending certain provisions of the ProQuip Loan Agreement.(1)

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

        4.38 Mortgage Modification and Allocation Agreement, dated January 1, 1991, executed by the registrant and Chase Lincoln.(2)

        4.40 Form of Payment Guaranty, dated as of September 1, 1988 [as of September 30, 1988, in the case of ProQuip, Inc.], executed by the subsidiaries of the registrant in favor of Chase Lincoln and guaranteeing payment of the registrant's obligations to Chase Lincoln, including those under the UTE and ProQuip Loan Agreements.(1)

        4.41 Form of Negative Pledge Agreement, dated as of September 30, 1988, executed by the subsidiaries of the registrant in favor of Chase Lincoln in connection with the ProQuip Loan Agreement.(1)

        4.42 Form of Security Agreement, dated as of September 30, 1988, executed by the subsidiaries of the registrant in favor of Chase Lincoln and securing the registrant's obligations to Chase Lincoln, including those under the UTE and ProQuip Loan Agreements.(1)

        4.43 Acknowledgment, Confirmation and Further Agreement, made as of February 21, 1990, executed by the subsidiaries of the registrant in favor of Chase Lincoln with respect to the registrants obligations under the UTE and ProQuip Loan Agreements.(1)

        4.50            Debt Restructure Agreement, made as of
			February 21, 1990, between the registrant, Chase Lincoln, and Manufacturers Hanover Trust Company ("Manufacturers Hanover"), providing for a restructuring of the registrant's indebtedness to Chase Lincoln under the UTE and ProQuip Loan Agreements and of the registrant's outstanding indebtedness to Manufacturers Hanover (the "MHTCo. Existing Debt"), among other things.(1)

        4.55 Second Amendment to Debt Restructure Agreement, made as of January 1, 1991, between the registrant, Chase Lincoln, and Manufacturers Hanover, amending certain provisions of the Debt Restructure Agreement.(2)

        4.56 Second Debt Restructure Agreement, as of July 22, 1992, between the registrant, Chase Lincoln First Bank, N. A. ("CLFB"), and Chemical Bank ("Chemical"), as successor in interest to Manufacturers Hanover Trust Company, providing for a restructuring of the registrant's indebtedness to CLFB under the UTE and ProQuip Loan Agreements and of the registrant's outstanding indebtedness to Chemical, among other things.(3)

        4.63 Promissory Note, in the amount of $4,000,000 and dated July 22, 1992, executed by the registrant to evidence its indebtedness to Chemical from time to time with respect to a line of credit in such amount (The Chemical Line of Credit).(3)

        4.64 Form of Payment Guaranty, dated as of July 24, 1992 executed by Masco Corporation in favor of Chemical and guaranteeing payment of the registrant's obligations to Chemical under the Chemical Line of Credit.(3)

        4.65 Promissory Note, in the amount of $4,000,000 and dated October 31, 1994, extending the maturity date of the Promissory note dated July 22, 1992, executed by the registrant to evidence its indebtedness to Chemical under the Chemical
			Line of Credit.(8)

        4.66 Promissory Note, in the amount of $4,000,000 and dated October 31, 1995, extending the maturity date of the Promissory note dated October 31, 1994, executed by the registrant to evidence its indebtedness to Chemical under the Chemical Line of Credit.(9)

        4.67 Form of Payment Guaranty, dated October 31, 1995 executed by Masco Corporation in favor of Chemical and guaranteeing payment of the registrant's obligations to Chemical under the Chemical Line of Credit.(9)

        4.80 Amended and Restated Loan Agreement, dated as of July 22, 1992, between the registrant and Chase Lincoln First Bank, N.A., which amends, restates, combines, and supersedes in full the UTE and the ProQuip loan agreements.(3)

        4.81 Form of Note, in the amount of $5,000,000, executed by the registrant on July 24, 1992, the July 22, 1992 Loan Agreement.(3)

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

       10.7 Agreement, dated February 22, 1994, between the registrant and Mr. R. Wayne Diesel, President and Chief Executive Officer, regarding his employment.(8)

       10.8 Agreement, dated December 14, 1994, between FCCC and the registrant, modifying the Agreement dated December 21, 1993 relating to an advance against certain receivables.(8)

       10.9 Agreement, dated May 30, 1995, between FCCC and the registrant, extending the maturity of the Agreement dated December 14, 1994 relating to an advance against certain receivables.(9)

       10.10 Agreement, dated June 28, 1995, between FCCC and the registrant, extending the maturity of the Agreement dated December 14, 1994 relating to an advance against certain receivables.(9)

       10.11 Agreement, dated September 21, 1995, between FCCC and the registrant, extending the maturity of the Agreement dated December 14,1994 relating to an advance against certain receivables.(9)

       10.12 Agreement, dated October 25, 1995, between FCCC and the registrant, extending the maturity of the Agreement dated December 14, 1994 relating to an advance against certain receivables.(9)

       10.13 Agreement, dated December 27, 1995, between FCCC and the registrant, extending the maturity of the Agreement dated December 14, 1994 relating to an advance against certain receivables.(9)

       10.14            Mechanical Technology Incorporated Stock Incentive
                        Plan - included as Appendix A to the registrant's
                        Proxy Statement, filed pursuant to Regulation 14A, for its December 20, 1996 Special Meeting of Shareholders and incorporated herein by reference. (10)

       10.15 Agreement, dated December 6, 1996, between the registrant and Mr. Martin J. Mastroianni, President and Chief Operating Officer, regarding his employment. (10)

       10.16 Settlement Agreement and Release, dated as of December 27, 1996, between First Albany Companies Inc. and the registrant, with respect to the registrant's indebtedness and obligations under the Agreement dated December 14, 1994 between FCCC and the registrant relating to an advance against certain receivables. (10)

       10.17 Agreement, dated March 14, 1997, between the Registrant and Mr. James Clemens, Vice President and General Manager of Ling Electronic, Inc., regarding his employment. (11)

       10.18 Limited Liability Company Agreement of Plug Power, L.L.C., dated June 27, 1997, between Edison Development Corporation and Mechanical Technology, Incorporated. (12) (13)

       10.19 Contribution Agreement, dated June 27, 1997, between Mechanical Technology, Incorporated and Plug Power, L.L.C. (12) (13)

       10.20 Asset Purchase Agreement, dated as of September 22, 1997, between Mechanical Technology, Incorporated and Noonan Machine Company. (12)

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

(12) Filed as an Exhibit (bearing the same exhibit number) to the registrant's Form 10-K Report for the fiscal year ended September 30, 1997.

(13) Confidential treatment requested with respect to certain schedules and exhibits.

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

                                  MECHANICAL TECHNOLOGY INCORPORATED


Date: January 23, 1998       By:  /s/ M. Mastroianni
     ------------------         ---------------------------------------
                                  Martin J. Mastroianni
                                  President and Chief Operating Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                   TITLE                                  DATE
---------                   -----                                  ----
/s/ George C. McNamee       Chairman of the Board of Directors   01/23/98
-------------------------
George C. McNamee

/s/ Martin J. Mastroianni   Chief Operating Officer
-------------------------   (Principal Executive Officer)
Dr. Martin J. Mastroianni   and a Director                           "

/s/ Cynthia A. Scheuer      Chief Financial Officer
-------------------------   (Principal Financial and Accounting
Cynthia A. Scheuer          Officer)                                 "

/s/ Dale W. Church          Director                                 "
-------------------------
Dale W. Church

/s/ R. Wayne Diesel         Director                                 "
-------------------------
R. Wayne Diesel

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