Form 10-Q
period 1997-12-26
MECHANICAL TECHNOLOGY INC
filed 1998-02-09
CIK 64463

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

   /X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
                              Exchange Act of 1934

               For the quarterly period ended December 26, 1997

  / / Transition report pursuant to Section 13 or 15 (d) of the Securities
                             Exchange Act of 1934

                  For the period from                 to

                        -----------------------------
                        Commission File Number 0-6890
                        -----------------------------

                      MECHANICAL TECHNOLOGY INCORPORATED
           (Exact name of registrant as specified in its charter)

        New York                                            14-1462255
-------------------------------                       --------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                         Identification No.)


             968 Albany-Shaker Rd., Latham, New York          12110
             ---------------------------------------------------------
             (Address of principal executive offices)      (Zip Code)


                                (518) 785-2211
                                --------------
              Registrant's telephone number, including area code


                                Not Applicable
                                --------------
(Former name,former address and former fiscal year,if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X      No
                                         ---        ---



           Class                            Outstanding at December 26, 1997
-----------------------------               --------------------------------
Common Stock, $1.00 Par Value                      5,905,661  Shares

===============================================================================

                MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

                                     INDEX


                                                                Page No.
                                                               ----------
Part I Financial Information
----------------------------

  Consolidated Balance Sheets - December 26, 1997
    and September 30, 1997                                        3 - 4


  Consolidated Statements of Income -
    Three months ended December 26, 1997
    and December 27, 1996                                           5


  Consolidated Statements of Cash Flows -
    Three months ended December 26, 1997
     and December 27, 1996                                        6 - 7


  Notes to Consolidated Financial Statements                      8 - 10


  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                          11 - 12


Part II Other Information
-------------------------

  Item 6                                                           13


  Signature                                                        14

                         PART I FINANCIAL INFORMATION
              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                   As of December 26, 1997 (Unaudited) and
         September 30, 1997 (Derived from audited financial statements)
                            (Dollars in thousands)


                                                       Dec. 26,    Sept. 30,
                                                         1997        1997
                                                       --------    --------
Assets
Current Assets:
  Cash and cash equivalents                           $    178    $  1,421

  Trade accounts                                         3,779       4,576
  Allowance for doubtful accounts                         ( 91)        (94)
                                                       -------     -------
      Net receivables                                    3,688       4,482

  Inventories:
    Raw materials and components                         2,573       2,214
    Work in process                                      1,073         967
    Finished goods                                         243         205
                                                       -------     -------
      Total inventories                                  3,889       3,386

  Note receivable - current                                322         315

  Prepaid expenses and other current assets                 41         102
  Taxes receivable                                         179           -

  Net assets of discontinued operations                    917       3,186
                                                       -------     -------
        Total Current Assets                             9,214      12,892

Property, Plant and Equipment, net                       1,622         749

Note receivable - noncurrent                               318         335

Other assets                                                 -          27
                                                       -------     -------
Total Assets                                          $ 11,154    $ 14,003
                                                       =======     =======













The accompanying notes are an integral part of the consolidated financial statements.

                MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                     As of December 26, 1997 (Unaudited) and
           September 30, 1997 (Derived from audited financial statements)
                              (Dollars in thousands)


                                                       Dec. 26,    Sept. 30,
                                                         1997        1997
                                                       --------    --------
Liabilities and Shareholders' Equity

Current Liabilities:
  Accounts payable                                    $  1,278    $  1,389
  Accrued liabilities                                    2,638       3,276
  Income taxes payable                                       -          73
  Payroll and other taxes withheld
   and accrued                                             108         458
                                                       -------     -------
        Total Current Liabilities                        4,024       5,196

Deferred income taxes and other credits                    594         594
                                                       -------     -------
        Total Liabilities                                4,618       5,790

Shareholders' Equity:
  Common stock                                           5,909       5,909
  Paid-in-capital                                       13,923      13,923
  Deficit                                              (13,248)    (11,569)
  Foreign currency translation adjustment                  (17)        (19)
  Treasury stock                                           (29)        (29)
  Restricted stock grants                                   (2)         (2)
                                                       -------     -------
        Total Shareholders' Equity                       6,536       8,213
                                                       -------     -------
Total Liabilities and Shareholders' Equity            $ 11,154    $ 14,003
                                                       =======     =======




















The accompanying notes are an integral part of the consolidated financial statements.

             MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share)

                                                       Three months ended
                                                      Dec. 26,    Dec. 27,
                                                        1997        1996
                                                      --------    --------
Product revenue                                      $  3,250    $  6,266

Product cost of sales                                   2,021       3,904
Selling, general and administrative expenses            1,323       1,406
Product development and research costs                    148         169
                                                      -------     -------
    Operating (loss) income                          $   (242)   $    787
Interest expense                                           (5)       (161)
Other income, net                                          61          35
                                                      -------     -------
    (Loss) income from continuing operations
     before extraordinary item and income taxes      $   (186)   $    661
Income tax expense                                          0         (45)
                                                      -------     -------
    (Loss) income from continuing operations
     before extraordinary item                       $   (186)   $    616
Gain on extinguishment of debt, net of
 taxes ($106)                                               -       2,507
                                                      -------     -------
    Net (loss) income from continuing operations     $   (186)   $  3,123
                                                      -------     -------
Discontinued Operations (Note 4)
    Loss from operations of discontinued
    Technology Division, net of tax benefit              (516)       (193)
    Loss on disposal of Technology Division,
     net of tax benefit                                  (977)          -
                                                      -------     -------
    Loss from discontinued operations                  (1,493)       (193)
                                                      -------     -------
    Net (loss) income                                $ (1,679)   $  2,930
                                                      =======     =======
Earnings per Share:

(Loss) income before extraordinary item              $   (.03)   $    .13
Gain on extinguishment of debt                            . -         .51
Loss on discontinued operations                          (.25)       (.04)
                                                      -------     -------
    Net (loss) income                                $   (.28)   $    .60
                                                      =======     =======
Earnings per Share-assuming dilution:

(Loss) income before extraordinary item              $   (.03)   $    .13
Gain on extinguishment of debt                              -         .51
Loss on discontinued operations                          (.25)       (.04)
                                                      -------     -------
    Net (loss) income                                $   (.28)   $    .60
                                                      =======     =======


The accompanying notes are an integral part of the consolidated financial statements.

             MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)

                                                      Three months ended
                                                      Dec. 26,   Dec. 27,
                                                        1997       1996
                                                      --------   --------
Operating Activities
Net (loss) income from continuing operations          $  (186)   $ 3,123
Adjustments to reconcile net (loss) income to net
  cash used by operations:
  Gain on extinguishment of debt                            -     (2,507)
  Depreciation and amortization                            67         52
  Loss in joint venture                                    27          -
  Foreign currency translation                              2          5
  Other                                                    (3)        12
Changes in operating assets and liabilities:
  Accounts receivable                                     797        502
  Inventories                                            (503)       (41)
  Prepaid expenses and other current assets                61         (9)
  Accounts payable                                       (111)      (150)
  Income taxes                                           (252)       138
  Accrued liabilities                                    (988)    (1,454)
                                                       ------     ------
Net cash used by continuing operations                $(1,089)   $  (329)
                                                       ------     ------
Discontinued operations:
  Net loss from discontinued operations               $(1,493)   $  (193)
  Change in net assets/liabilities of
    discontinued operations                             2,269       (357)
  Net assets transferred from discontinued
    operations                                           (907)         -
                                                       ------     ------
Net cash used by discontinued operations              $  (131)   $  (550)
                                                       ------     ------
Net cash used by operating activities                 $(1,220)   $  (879)
                                                       ------     ------
Investing Activities
Purchases of property, plant & equipment              $   (33)   $  (177)
Principal payments from note receivable                    10          -
                                                       ------     ------
Net cash used in investing activities                 $   (23)   $  (177)
                                                       ------     ------
Financing Activities
Net borrowings under line-of-credit                   $     -    $ 1,269
Principal payments of long-term debt                        -       (151)
                                                       ------     ------
Net cash provided in financing activities             $     -    $ 1,118
                                                       ------     ------
(Decrease) increase in cash and cash equivalents      $(1,243)   $    62
Cash and cash equivalents - beginning of period         1,421         62
                                                       ------     ------
Cash and cash equivalents - end of period             $   178    $   124
                                                       ======     ======


The accompanying notes are an integral part of the consolidated financial statements.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Dollars in thousands)

Supplemental Disclosure
-----------------------
NonCash Financing Activities

Conversion of Note Payable to common stock
  Note payable extinguishment                         $     -    $(3,000)
  Common stock issued                                       -      1,500
  Accrued interest- Note Payable                            -     (1,213)
                                                       ------     ------
Net noncash used in financing activities              $     -    $(2,713)
                                                       ======     ======

The accompanying notes are an integral part of the consolidated financial statements.

            MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 1997.

2. Income Taxes

   The effective tax rate for the three months ended December 26, 1997 and December 27, 1996 was 0% and 5%, respectively. The December 26, 1997 rate reflects a full valuation allowance against the deferred tax assets generated by the loss from continuing operations and the losses on discontinued operations.

3. Earnings per Share

   The reconciliation of the numerators and denominators of Earnings per Share and Earnings per Share-assuming dilution are as follows:

                                              For the three month period
                                                ended December 26, 1997
                                        --------------------------------------
                                          Income        Shares     Per Share
                                        (Numerator) (Denominator)    Amount
                                         ---------   -----------   ---------
Loss before extraordinary item           $(186,000)

Earnings per Share:

Loss available to common
 stockholders                            $(186,000)    5,905,684   $   (.03)
                                                                    =======
Effect of Dilutive Securities
 Stock Options                                   -             -
                                         ---------   -----------
Earnings per Share-assuming dilution:

Loss available to common
 stockholders plus assumed conversion    $(186,000)    5,905,684   $   (.03)
                                         =========   ===========    =======

Options to purchase 449,700 shares of common stock at prices between $2.44 and $5.70 per share were outstanding during the first quarter of fiscal 1998 but were not included in the computation of Earnings per Share-assuming dilution because the Company incurred a loss from continuing operations. Therefore, no
potential common shares are included in the computation.   The options, which
expire between December 20, 1999 and October 20, 2007, were still outstanding at December 26, 1997.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                              For the three month period
                                                ended December 27, 1996
                                        -------------------------------------
                                          Income        Shares     Per Share
                                        (Numerator) (Denominator)    Amount
                                         ---------   -----------   ---------
Income before extraordinary item         $ 616,000

Earnings per Share:

Income available to common
 stockholders                            $ 616,000     4,910,565   $    .13
                                                                    =======
Effect of Dilutive Securities
 Stock Options                                   -             -
                                         ---------   -----------
Earnings per Share-assuming dilution:

Income available to common
 stockholders plus assumed conversion    $ 616,000     4,910,565   $    .13
                                         =========   ===========    =======

Options to purchase 23,100 shares of common stock at a price of $2.44 per share were outstanding during the first quarter of fiscal 1997 but were not included in the computation of Earnings per Share-assuming dilution because the exercise price was equal to the average market price of the common shares.
Therefore, no potential common shares are included in the computation.   The
options, which expire on December 20, 2006, were still outstanding at December 27, 1996.

4. Discontinued Operations

   The Company's Technology Division, the sole component of the Technology segment, is the subject of a formal plan for disposal and the Company is actively pursuing the sale of the Division. Accordingly, the Company no longer includes Technology among its reportable business segments and now operates in only one segment, Test & Measurement. The Technology Division is reported as a discontinued operation as of December 26, 1997, and the consolidated financial statements have been reclassified to report separately the net assets and operating results of the business. The Company's prior year financial statements have been restated to conform to this treatment.

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discontinued operations consist of the following:

                                            For the three month
                                               period ended
                                   ------------------------------------
(Dollars in thousands)               December 26,        December 27,
                                         1997                1996
                                   ---------------     ---------------
Sales                                $       532         $     1,856
                                     ===========         ===========
(Loss) from operations before
income tax                           $      (516)        $      (203)

Income tax (benefit)                           -                 (10)
                                     -----------         -----------
Net loss from discontinued
operations                           $      (516)        $      (193)
                                     ===========         ===========
(Loss) on disposal of
Division                             $      (977)

Income tax (benefit)                           -
                                     -----------
Loss on disposal of Division         $      (977)
                                     ===========

The assets and liabilities of the Company's discontinued operations are as follows:

(Dollars in thousands)               December 26,        September 30,
                                         1997                1996
                                   ---------------     ----------------
Assets:

Assets held for sale                 $     2,266         $     3,968
                                     -----------         -----------
    Total Assets                     $     2,266         $     3,968

Liabilities:

Liabilities                          $     1,349         $       782
                                     -----------         -----------
    Total Liabilities                $     1,349         $       782

                                     -----------         -----------
Net Assets                           $       917         $     3,186
                                     ===========         ===========

   Assets with a net book value of $907,000 consisting primarily of land, building and management information systems were transferred to continuing operations on October 1, 1997.

5. Reclassification

   Certain fiscal 1997 amounts have been reclassified to conform with the fiscal 1998 presentation.

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

   The Company's Technology Division, the sole component of the Technology segment, is the subject of a formal plan for disposal and the Company is actively pursuing the disposition of the Division. Accordingly, the Company no longer includes Technology among its reportable business segments and now operates in only one segment, Test & Measurement. The Technology Division is reported as a discontinued operation as of December 26, 1997, and the consolidated financial statements have been reclassified to report separately the net assets and operating results of the business. Net assets of the discontinued operation were $917 thousand at December 26, 1997 and loss on discontinued operations included a loss from operations of $516 thousand and a loss on disposal of $977 thousand as of December 26, 1997. The loss on disposal includes a provision for estimated operating results prior to disposal in addition to an estimate of the loss on disposal of the division. The Company's prior year financial statements have been restated to conform to this treatment.

Continuing Operations
---------------------
   Sales for the first quarter fiscal 1998 versus the same period in fiscal 1997 have decreased $3 million from $6.3 million in 1997 to $3.3 million in 1998, a 48.1% decrease. This decrease is the result of lower levels of shipments in the first quarter of 1998 compared to 1997 due, in part, to the timing of several large orders. Also, on September 30, 1997, the Company sold its L.A.B. Division, which reported sales of $866 thousand and operating income of $90 thousand in the first quarter of fiscal 1997. The first quarter fiscal 1998 operating loss of $242 thousand represented a $1.03 million decrease or a 130.8% decrease from the $787 thousand operating income recorded during the same period last year.

Other
-----
   In addition to the matters noted above, during the first quarter of fiscal 1997, the Company recorded a $2.5 million extraordinary gain, net of taxes, on the extinguishment of debt.
   Results during the first quarter of fiscal 1998 and fiscal 1997 were enhanced by lower interest expense, principally resulting from reduced indebtedness. Moreover, the Company benefited from reduced income tax expense due to the use of net operating loss carryforwards. However, as a result of ownership changes, the availability of further net operating loss carryforwards to offset future taxable income will be significantly limited pursuant to the Internal Revenue Code. The tax rate for the three months ended December 26, 1997 and December 27, 1996 was 0% and 5%, respectively. The December 26, 1997 rate reflects a full valuation allowance against the deferred tax assets generated by the loss from continuing operations and the losses on discontinued operations.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition
-------------------
   Working capital of $5.19 million at December 26, 1997 reflects a $2.5 million decline from September 30, 1997.
   At December 26, 1997 cash and cash equivalents were $178 thousand versus $1,421 thousand at September 30, 1997. Net cash used by operating activities for the first quarter of fiscal 1998 amounted to $1.22 million, as compared to cash used of $879 thousand in the prior year.
   The capital used during the first quarter of fiscal 1998 was applied principally to reduce accrued liabilities, build inventories for orders expected to ship in the second quarter of fiscal 1998 and pay tax estimates. All of the funds provided were from the Company's cash accounts. There were no line of credit borrowings at December 26, 1997 or September 30, 1997.
   Capital spending during the first quarter of fiscal 1998 was $33 thousand, a decrease from the comparable period in 1997 where capital spending totaled $177 thousand.
   The reduction in net assets of discontinued operations of $2,269 thousand includes the transfer of $907 thousand of assets to continuing operations (principally land, building and management information systems) as well as the accrual for the loss on disposal of the Division which includes a provision for estimated operating results prior to disposal and an estimate of the loss on disposal which totals $977 thousand. The disposal is expected to be completed by the end of the second quarter.
   During fiscal 1996, First Albany Companies, Inc. ("FAC") had purchased 909,091 shares of the Company's common stock from the New York State Superintendent of Insurance as the court-ordered liquidator of United Community Insurance Company ("UCIC"). In connection with this purchase, FAC had also acquired certain rights to an obligation ("Term Loan") due from the same finance company ("FCCC") to whom the Company was obligated under the Note Payable. FCCC was in default of its Term Loan to UCIC. FAC, as the owner of the rights to the Term Loan, filed suit seeking payment and obtained a summary judgment. Collateral for the FCCC Term Loan included the Company's Note Payable to FCCC. FAC exercised its rights to the collateral securing the Term Loan, including the right to obtain payment on the Note Payable directly from the Company.
   On December 27, 1996, the Company and FAC entered into an agreement under which the Company issued to FAC 1.0 million shares of common stock in full satisfaction of the Note Payable of $3.0 million and accrued interest of $1.2 million. Accordingly, the Company realized a gain on the extinguishment of debt totaling $2.5 million, net of approximately $100 thousand of transaction related expenses and net of taxes of $106 thousand.
   The Company anticipates that it will be able to meet the liquidity needs of its continuing operations from cash flow generated by those operations and borrowing under its existing line of credit.

                        PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a) Exhibits

      Exhibit No.            Description
      -----------            -----------
          27           Financial Data Schedule


(b) No Form 8-K Reports were filed during the quarter ending December 26,
1997.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Mechanical Technology Incorporated



  2-09-98                                /s/  M. Mastroianni
-----------                              -------------------------------------
  (Date)                                 Martin J. Mastroianni
                                         President and Chief Operating Officer


  2-09-98                                /s/  C. Scheuer
-----------                              -------------------------------------
  (Date)                                 Cynthia A. Scheuer
                                         Chief Financial Officer