Form 10-K/A
period 1997-09-30
MECHANICAL TECHNOLOGY INC
filed 1998-03-03
CIK 64463

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

                       Commission file number 0-6890

                     MECHANICAL TECHNOLOGY INCORPORATED
                     __________________________________
            (Exact name of registrant as specified in its charter)
           New York                                     14-1462255
_______________________________                     ___________________
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)
968 Albany-Shaker Rd, Latham, New York                      12110
________________________________________                 __________
(Address of principal executive offices)                 (Zip Code)
        Registrant's telephone number, including area code: (518)785-2211
                                                            _____________
Securities Registered Pursuant to Section 12(b) of the Act:     NONE
                                                            _____________
Securities Registered Pursuant to Section 12(g) of the Act

                         $1.00 Par Value Common Stock
                         ____________________________
                              (Title of Class)
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                       Yes  X    No
                                           ___     ___
The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant on December 12, 1997 (based on the last sale price of $5.125 per share for such stock reported by OTC Bulletin Board for that date) was approximately $16,154,195.

As of February 25, 1998, the registrant had 5,906,296 shares of Common Stock outstanding.
===============================================================================

                        AGGREGATE OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

                                                                                             Value of
                                                                                            Unexercised
                                                       Number of Securities                In-the-Money
                                                      Underlying Unexercised                Options at
                                                      Options at Fiscal Year                Fiscal Year
                                                             End (#)                          End ($)
                                                          -------------                     -----------
                             Shares
                           Acquired       Value
                                 on    Realized
Name                   Exercise (#)        ($)      Exercisable   Unexercisable     Exercisable   Unexercisable
----                   ------------       -----     -----------   -------------     -----------   -------------
R. Wayne Diesel               0             0           35,000             100          $1,050            $103

Martin J. Mastroianni         0             0           36,000         114,100         $25,580        $121,823

James Clemens                 0             0                0          30,000               0         $15,900

Douglas McCauley              0             0                0          15,100               0            $553

Stephen T. Wilson             0             0                0          10,100               0            $403

Denis P. Chaves               0             0                0          25,100               0            $853

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      MECHANICAL TECHNOLOGY INCORPORATED


Date: March 2, 1998                   By: /s/ C. Scheuer
      _____________                      _______________________________
                                          Cynthia Scheuer
                                          Chief Financial Officer