Form 10-Q
period 1998-03-27
MECHANICAL TECHNOLOGY INC
filed 1998-05-08
CIK 64463

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549
                      ----------------------------------

                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
                             Exchange Act of 1934

                 For the quarterly period ended March 27, 1998

/ / Transition report pursuant to Section 13 or 15 (d) of the Securities
                             Exchange Act of 1934

                 For the period from            to
                                     ----------    ----------

                        -----------------------------
                        Commission File Number 0-6890
                        -----------------------------

                      MECHANICAL TECHNOLOGY INCORPORATED
           (Exact name of registrant as specified in its charter)


          New York                                      14-1462255
-------------------------------                     -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification No.)


            968 Albany-Shaker Rd., Latham, New York          12110
           ----------------------------------------------------------
           (Address of principal executive offices)        (Zip Code)


                                (518) 785-2211
                                --------------
             Registrant's telephone number, including area code


                                Not Applicable
                                --------------
(Former name,former address and former fiscal year,if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X      No
                                         ---       ---

             Class                         Outstanding at March 27, 1998
-----------------------------              -----------------------------
Common Stock, $1.00 Par Value                    5,905,661  Shares

================================================================================

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

                                    INDEX


                                                                Page No.
                                                               ----------
Part I Financial Information
----------------------------

  Consolidated Balance Sheets - March 27, 1998
    and September 30, 1997 (Restated)                             3 - 4


  Consolidated Statements of Income -
    Three months and six months ended
     March 27, 1998 and March 28, 1997 (Restated)                   5


  Consolidated Statements of Cash Flows -
    Six months ended March 27, 1998
     and March 28, 1997 (Restated)                                6 - 7


  Notes to Consolidated Financial Statements                      8 - 11


  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                          12 - 14



Part II Other Information
-------------------------

  Item 6                                                           15


  Signature                                                        16

                       PART I FINANCIAL INFORMATION
          MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS
        As of March 27, 1998 (Unaudited) and September 30, 1997
        (Derived from audited financial statements, as restated)
                         (Dollars in thousands)

                                                                   Restated
                                                       March 27,   Sept 30,
                                                         1998        1997
                                                      ---------   ---------
Assets
Current Assets:
  Cash and cash equivalents                           $      -    $  1,421

  Trade accounts                                         6,388       4,576
  Allowance for doubtful accounts                         (106)        (94)
                                                       -------     -------
      Net receivables                                    6,282       4,482

  Inventories:
    Raw materials and components                         2,472       2,214
    Work in process                                        466         967
    Finished goods                                         233         205
                                                       -------     -------
      Total inventories                                  3,171       3,386

  Note receivable - current                                324         315

  Prepaid expenses and other current assets                109         102

  Taxes receivable                                         180           -

  Net assets of a discontinued operation                   596       3,186
                                                       -------     -------
        Total Current Assets                            10,662      12,892

Property, Plant and Equipment, net                       1,632         749

Note receivable - noncurrent                               300         335

Other assets                                                 -          27
                                                       -------     -------
Total Assets                                          $ 12,594    $ 14,003
                                                       =======     =======












The accompanying notes are an integral part of the consolidated financial statements.

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
             As of March 27, 1998 (Unaudited) and September 30, 1997
            (Derived from audited financial statements, as restated)
                            (Dollars in thousands)

                                                                   Restated
                                                       March 27,   Sept 30,
                                                         1998        1997
                                                      ---------   ---------
Liabilities and Shareholders' Equity

Current Liabilities:
  Accounts payable                                    $  1,689    $  1,389
  Accrued liabilities                                    3,279       3,276
  Income taxes payable                                       -          73
  Line of credit                                           100           -
  Payroll liabilities                                      144         458
                                                       -------     -------
        Total Current Liabilities                        5,212       5,196

Deferred income taxes and other credits                    583         594
                                                       -------     -------
        Total Liabilities                                5,795       5,790

Shareholders' Equity:
  Common stock                                           5,910       5,909
  Paid-in-capital                                       13,925      13,923
  Deficit                                              (12,989)    (11,569)
  Foreign currency translation adjustment                  (16)        (19)
  Treasury stock                                           (29)        (29)
  Restricted stock grants                                   (2)         (2)
                                                       -------     -------
        Total Shareholders' Equity                       6,799       8,213
                                                       -------     -------
Total Liabilities and Shareholders' Equity            $ 12,594    $ 14,003
                                                       =======     =======




















The accompanying notes are an integral part of the consolidated financial statements.

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share)

                                     Three months ended    Six months ended
                                               Restated             Restated
                                     March 27, March 28,  March 27, March 28,
                                       1998      1997       1998      1997
                                     --------  --------   --------  --------
Revenue                              $  6,999  $  6,328   $ 10,249  $ 12,594

Cost of sales                           3,979     3,842      6,000     7,746
Selling, general and administrative
 expenses                               1,585     1,625      2,908     3,031
Product development and
 research costs                           197       329        345       498
                                      -------   -------    -------   -------
   Operating income                     1,238       532        996     1,319

Interest expense                           (5)      (64)       (10)     (225)
Other (expense) income, net              (182)        -       (121)       35
                                      -------   -------    -------   -------
  Income from continuing operations
   before extraordinary item and
   income taxes                         1,051       468        865     1,129

Income tax expense                          -       (90)         -      (135)
                                      -------   -------    -------   -------
  Income from continuing operations
   before extraordinary item            1,051       378        865       994

Gain on extinguishment of debt, net
 of taxes ($106)                            -         -          -     2,507
                                      -------   -------    -------   -------
  Net income from continuing
   operations                           1,051       378        865     3,501
                                      -------   -------    -------   -------
Discontinued Operations (Note 4)
  Loss from operations of
   discontinued Technology Division,
   net of tax benefit                       -      (276)      (516)     (469)
  Loss on disposal of Technology
   Division, net of tax benefit          (792)        -     (1,769)        -
                                      -------   -------    -------   -------
  Loss from discontinued operations      (792)     (276)    (2,285)     (469)
                                      -------   -------    -------   -------
  Net income (loss)                  $    259  $    102   $ (1,420) $  3,032
                                      =======   =======    =======   =======
Earnings per Share:

Income before extraordinary item     $    .18  $    .07   $    .15  $    .18
Gain on extinguishment of debt              -         -          -       .46
Loss on discontinued operations          (.14)     (.05)      (.39)     (.08)
                                      -------   -------    -------   -------
  Net income (loss)                  $    .04  $    .02   $   (.24) $    .56
                                      =======   =======    =======   =======

The accompanying notes are an integral part of the consolidated financial statements.

Earnings per Share-assuming dilution:

Income before extraordinary item     $    .17  $    .07   $    .14  $    .18
Gain on extinguishment of debt              -         -          -       .46
Loss on discontinued operations          (.13)     (.05)      (.37)     (.08)
                                      -------   -------    -------   -------
  Net income (loss)                  $    .04  $    .02   $   (.23) $    .56
                                      =======   =======    =======   =======

















































The accompanying notes are an integral part of the consolidated financial statements.

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Dollars in thousands)
                                                      Six months ended
                                                                Restated
                                                     March 27,  March 28,
                                                       1998       1997
Operating Activities                                 ---------  ---------
Net income from continuing operations                $    865   $  3,501
Adjustments to reconcile net income to net
cash provided (used) by continuing operations:
  Gain on extinguishment of debt                            -     (2,507)
  Depreciation and amortization                           143        122
  Loss in joint venture                                    27          -
  Reserve for bad debts						 		12		(11)
  Foreign currency translation                              3          3
  Deferred taxes and other credits                        (11)        (5)
Changes in operating assets and liabilities:
  Accounts receivable                                  (1,812)       155
  Inventories                                             215         98
  Prepaid expenses and other current assets               (11)       (44)
  Accounts payable                                        300       (499)
  Income taxes                                           (253)         1
  Payroll liabilities                                    (314)         -
  Accrued liabilities                                       3     (1,268)
                                                      -------    -------
Net cash used by continuing operations                   (833)      (454)
                                                      -------    -------
Discontinued operations:
  Net loss from discontinued operations                (2,285)      (469)
  Change in net assets/liabilities of
    discontinued operations                             2,590          9
  Net assets transferred from discontinued
    operations                                           (907)         -
                                                      -------    -------
Net cash used by discontinued operations                 (602)      (460)
                                                      -------    -------
Net cash used by operating activities                  (1,435)      (914)
                                                      -------    -------
Investing Activities
Purchases of property, plant & equipment                 (115)      (244)
Principal payments from note receivable                    26          -
                                                      -------    -------
Net cash used by investing activities                     (89)      (244)
                                                      -------    -------
Financing Activities
Net borrowings under line-of-credit                       100      1,500
Principal payments of long-term debt                        -       (303)
Proceeds from options exercised                             3          -
                                                      -------    -------
Net cash provided by financing activities                 103      1,197
                                                      -------    -------
(Decrease) increase in cash and cash equivalents       (1,421)        39
Cash and cash equivalents - beginning of period         1,421         62
                                                      -------    -------
Cash and cash equivalents - end of period            $      0   $    101
                                                      =======    =======
The accompanying notes are an integral part of the consolidated financial statements.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                         Six months ended
                                                                  Restated
                                                       March 27,  March 28,
Supplemental Disclosure                                  1998       1997
-----------------------                                ---------  ---------

NonCash Financing Activities

Conversion of Note Payable to common stock
  Note payable extinguishment                          $      -   $ (3,000)
  Common stock issued                                         -      1,500
  Accrued interest- Note Payable                              -     (1,213)
                                                        -------    -------
Net noncash used in financing activities               $      -   $ (2,713)
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

2.  Income Taxes

The Company's effective tax rate for the six months ended March 27, 1998 and March 28, 1997 was 0% and 6.6%, respectively. The March 27, 1998 rate reflects the use of net operating losses and a full valuation allowance against the deferred tax assets generated by the losses on discontinued operations.

3.  Earnings per Share

The reconciliation of the numerators and denominators of Earnings per Share and Earnings per Share-assuming dilution are as follows:

                               For the three month period            For the three month period
                                  ended March 27, 1998                  ended March 28, 1997
                        ------------------------------------     -----------------------------------
                          Income        Shares      Per Share       Income        Shares      Per Share
                        (Numerator)  (Denominator)    Amount      (Numerator)  (Denominator)    Amount
                        -----------  -------------  ---------     -----------  -------------  ---------
Income before
extraordinary item      $ 1,051,000                               $   378,000

Earnings per Share:
------------------

Income available to
common stockholders     $ 1,051,000     5,906,277    $   .18      $   378,000    5,899,201     $   .07
                                                      ======                                    ======

Effect of Dilutive
Securities Stock
  Options                         -       166,949                           -            -
                         ----------    ----------                  ----------   ----------

Earnings per Share-
assuming dilution:
-------------------

Income available to
common stockholders
plus assumed
conversion              $ 1,051,000     6,073,226    $   .17      $   378,000    6,899,201     $   .07
                         ==========    ==========     ======       ==========   ==========      ======

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               For the six month period                   For the six month period
                                 ended March 27, 1998                       ended March 28, 1997
                        -------------------------------------     -------------------------------------
                          Income        Shares      Per Share       Income        Shares      Per Share
                        (Numerator)  (Denominator)    Amount      (Numerator)  (Denominator)    Amount
                        -----------  -------------  ---------     -----------  -------------  ---------
Income before
extraordinary item      $  865,000                                $  994,000
Earnings per Share:
------------------
Income available to
common stockholders     $  865,000     5,905,987     $   .15      $  994,000      5,413,167    $   .18
                                                      ======                                    ======
Effect of Dilutive
Securities Stock Options         -       177,086                           -              -
                         ---------    ----------                   ---------     ----------
Earnings per Share-
assuming dilution:
------------------
Income available to
common stockholders
plus assumed conversion $  865,000     6,083,073     $   .14      $  994,000      5,413,167    $   .18
                         =========    ==========      ======       =========     ==========     ======

During the first half of fiscal 1998, options to purchase 15,000 shares of common stock at $5.70 per share were outstanding but were not included in the computation of Earnings per Share-assuming dilution because the options' exercise price was greater than the average market price of the common shares. The options, which expire on October 20, 2007, were still outstanding at March 27, 1998.

During the first half of fiscal 1997, options to purchase 188,100 shares of common stock at a price of $2.44 per share were outstanding but were not included in the computation of Earnings per Share-assuming dilution because the exercise price was greater than the average market price of the common shares.
Therefore, no potential common shares are included in the computation.   The
options, which expire between December 20, 2006 and March 14, 2007, were still outstanding at March 28, 1997.

4.  Discontinued Operations

All remaining assets of the Company's Technology Division, the sole component of the Technology segment, were sold to NYFM, Incorporated (a wholly owned subsidiary of Foster Miller, Incorporated, a Waltham Massachusetts based Technology Company) on March 31, 1998. In exchange for the Technology Division's assets,NYFM,Incorporated a)agreed to pay the Company a percentage of gross sales in excess of $2.5 million for a period of five years; b) assumed approximately $40,000 of liabilities; and c) established a credit for warranty work of approximately $35,000. Accordingly, the Company no longer includes Technology among its reportable business segments and now operates in only one segment,Test & Measurement. The Technology Division is reported as a discontinued operation as of December 26, 1997, and the consolidated financial statements have been reclassified to report separately the net assets and operating results of the business. The Company's prior year financial statements have been restated to conform to this treatment.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discontinued operations consist of the following:

                                     Three months ended    Six months ended
                                     ------------------   ------------------
                                      Mar 27,   Mar 28,    Mar 27,   Mar 28,
     (Dollars in thousands)            1998      1997       1998      1997
                                     --------  --------   --------  --------
Sales                                $      -  $  2,186   $    532  $  4,042
                                      =======   =======    =======   =======
Loss from operations before
 income tax                          $      -  $   (291)  $   (516) $   (494)

Income tax (benefit)                        -       (15)         -       (25)
                                      -------   -------    -------   -------
Net loss from discontinued
 operations                          $      -  $   (276)  $   (516) $   (469)
                                      =======   =======    =======   =======
Loss on disposal of Division         $   (792)            $ (1,769)

Income tax (benefit)                        -                    -
                                      -------              -------
Loss on disposal of Division         $   (792)            $ (1,769)
                                      =======              =======

The assets and liabilities of the Company's discontinued operations are as follows:

                                          March 27,    Sept 30,
                                            1998         1997
Assets:                                   ---------   ---------

Assets held for sale                      $  2,477    $  3,968
                                           -------     -------
    Total Assets                          $  2,477    $  3,968

Liabilities:

Liabilities                               $  1,881    $    782
                                           -------     -------
    Total Liabilities                     $  1,881    $    782
                                           -------     -------
Net Assets                                $    596    $  3,186
                                           =======     =======

Assets with a net book value of $907,000 consisting primarily of land, building and management information systems were transferred to continuing operations on October 1, 1997.

5.  Reclassification

Certain fiscal 1997 amounts have been reclassified to conform with the fiscal 1998 presentation.

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Comprehensive Income

Total comprehensive income for the three and six months ended March 27, 1998 and March 28, 1997 consists of:

                                    Three months ended      Six months ended
                                               Restated              Restated
                                    March 27,  March 28,  March 27,  March 28,
(Dollars in thousands)                1998       1997       1998       1997
----------------------              --------   --------   --------   --------
Net income(loss)                   $     259  $     102  $  (1,420) $   3,032
Other comprehensive income(loss),
before tax:
   Foreign currency translation
   adjustments                             1         (2)         3          3
Income tax related to items of other
comprehensive income(loss)                 -          -          -          -
                                    --------   --------   --------   --------
Total comprehensive income(loss)   $     260  $     100  $  (1,417) $   3,035
                                    ========   ========   ========   ========

7. Investment in Plug Power, L.L.C.

On or about April 21, 1998, the Company was notified that Edison Development Corporation ("EDC") had made an additional capital contribution of $2,250,000 to Plug Power, L.L.C. The Company is currently negotiating to determine how it will match EDC's contribution. Pursuant to the terms of the Limited Liability Agreement of Plug Power, L.L.C., the Company may purchase an option to match EDC's contribution at any time during the next twelve months. The cost of such an option would be $192,000.

             MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated statements of income.

  The Company's Technology Division, the sole component of the Technology segment, was sold to Foster-Miller Inc., a Waltham Massachusetts based Technology Company, on March 31, 1998. Accordingly, the Company no longer includes Technology among its reportable business segments and now operates in only one segment, Test & Measurement. The Technology Division is reported as a discontinued operation as of December 26, 1997, and the consolidated financial statements have been reclassified to report separately the net assets and operating results of the business. Net assets of the discontinued operation were $596 thousand and $3,186 thousand at March 27, 1998 and September 30, 1997, respectively and the loss on discontinued operations included a loss from operations of $516 thousand and a loss on disposal of $1,769 thousand as of the six month period ended March 27, 1998. The loss on disposal includes a provision for estimated operating results prior to disposal. The Company's prior year financial statements have been restated to conform to this treatment.

Continuing Operations
---------------------

  Sales increased $671 thousand to $7.0 million for the three months ended
March 27, 1998 as compared to $6.33 million for the three months ended March 28, 1997, a 10.6% increase. This increase is the result of the timing of shipments to customers shifting from the first to the second quarter of fiscal 1998. Additionally, on September 30, 1997, the Company sold its L.A.B. Division, which reported sales of $862 thousand and operating income of $120 thousand in the second quarter of fiscal 1997. Operating income increased $706 thousand to $1,238 thousand for the three months ended March 27, 1998 as compared to $532 thousand for the three months ended March 28, 1997, a 132.7% increase. The increase is the result of increased sales levels, improved margins and reduced selling, general and administrative costs resulting from cost control measures.

  Sales for the first half of fiscal year 1998 versus the same period in fiscal year 1997 have decreased $2.4 million to $10.2 million in 1998 from $12.6 million in 1997, a 19% decrease. This decrease is partially the result of lower levels of shipments in the first quarter of 1998 compared to 1997 due, in part, to the timing of several large orders. Also, on September 30, 1997, the Company sold its L.A.B. Division, which reported sales of $1,728 thousand and operating income of $210 thousand in the first half of fiscal 1997. The first half of fiscal 1998 operating income of $996 thousand represented a $323 thousand decrease or a 24.5% decrease from the $1,319 thousand operating income recorded during the same period last year.

Other
-----

  In addition to the matters noted above, during the first half of fiscal 1997, the Company recorded a $2.5 million extraordinary gain, net of taxes, on the extinguishment of debt.

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Results during the first half of fiscal 1998 and fiscal 1997 were enhanced by lower interest expense, principally resulting from reduced indebtedness. Moreover, the Company benefited from reduced income tax expense due to the use of net operating loss carryforwards. However, as a result of ownership changes, the availability of further net operating loss carryforwards to offset future taxable income will be significantly limited pursuant to the Internal Revenue Code. The tax rate for the six months ended March 27, 1998 and March 28, 1997 was 0% and 6.6%, respectively. The March 27, 1998 rate reflects the use of net operating losses and a full valuation allowance against the deferred tax assets generated by the losses on discontinued operations.

Financial Condition
-------------------

  Working capital of $5.45 million at March 27, 1998 reflects a $2.25 million decline from September 30, 1997.

  At March 27, 1998 cash and cash equivalents were $0 versus $1.42 million at September 30, 1997. Net cash used by operating activities for the first six months of fiscal 1998 amounted to $1.44 million, as compared to cash used of $914 thousand in the prior year.

  The capital used during the first half of fiscal 1998 was applied principally to fund short term operating cash flow requirements and pay tax estimates. Additionally, accounts receivable increased to $6.3 million or 40% as of March 27, 1998 as compared to $4.5 million as of September 30, 1997. Line of credit borrowings at March 27, 1998 were $100 thousand, as compared to $0 at September 30, 1997.

  Capital spending during the first six months of fiscal 1998 was $115 thousand, a decrease from the comparable period in 1997 where capital spending totaled $244 thousand.

  The reduction in net assets of discontinued operations of $2,590 thousand includes the transfer of $907 thousand of assets to continuing operations (principally land, building and management information systems) as well as the accrual for the loss on disposal of the Division which includes a provision for estimated operating results prior to disposal and an estimate of the loss on disposal which totaled $1,769 thousand for the six months ended March 27, 1998. The sale of the Technology Division was completed as of March 31, 1998.

  During fiscal 1996, First Albany Companies, Inc. ("FAC") purchased 909,091 shares of the Company's common stock from the New York State Superintendent of Insurance as the court-ordered liquidator of United Community Insurance Company ("UCIC"). In connection with this purchase, FAC had also acquired certain rights to an obligation ("Term Loan") due from the same finance company ("FCCC") to whom the Company was obligated under the Note Payable. FCCC was in default of its Term Loan to UCIC. FAC, as the owner of the rights to the Term Loan, filed suit-seeking payment and obtained a summary judgment. Collateral for the FCCC Term Loan included the Company's Note Payable to FCCC. FAC exercised its rights to the collateral securing the Term Loan, including the right to obtain payment on the Note Payable directly from the Company.

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

  The Company anticipates that it will be able to meet the liquidity needs of its continuing operations during fiscal year 1998 from cash flow generated by those operations and borrowing under its existing line of credit.

                         PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a) Exhibits

      Exhibit No.            Description
      -----------      -----------------------
          27           Financial Data Schedule


(b) One report on Form 8-K was filed during the quarter ended March 27, 1998 and one was filed subsequent to the quarter.

    The Company filed a Form 8-K Report, dated February 27, 1998, reporting under Item 5 thereof the Company's execution of a Letter of Intent with Foster-Miller, Inc. and NYFM, Inc. to transfer certain assets and certain employees of the Technology Division to NYFM.

    The Company filed a Form 8-K Report, dated April 8, 1998, reporting under
Item 5 thereof the resignation of Martin J. Mastroianni as an officer and director of the Company, Ling Electronics, Inc. and Plug Power, L.L.C. and subsidiaries thereof.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Mechanical Technology Incorporated



 05-08-98                          /s/ G.C. McNamee
----------                         ---------------------------------------
  (Date)                           George C. McNamee
                                   Chairman of the Board/Chief Executive
                                   Officer





 05-08-98                          /s/  C.A. Scheuer
----------                         ---------------------------------------
  (Date)                           Cynthia A. Scheuer
                                   Vice President/Chief Financial Officer