Form 10-Q
period 1998-06-26
MECHANICAL TECHNOLOGY INC
filed 1998-08-06
CIK 64463

DRAFT 8/05/98
===============================================================================
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549

                                  FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

                 For the quarterly period ended June 26, 1998

/ / Transition report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

                 For the period from _______________ to ______________

                       -----------------------------
                       Commission File Number 0-6890
                       -----------------------------

                    MECHANICAL TECHNOLOGY INCORPORATED
         (Exact name of registrant as specified in its charter)

         New York                                       14-1462255
-------------------------------                     -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)


968 Albany-Shaker Rd., Latham, New York                    12110
---------------------------------------              ------------------
(Address of principal executive offices)                 (Zip Code)


                              (518) 785-2211
                              --------------
            Registrant's telephone number, including area code


                              Not Applicable
                              --------------
(Former name,former address and former fiscal year,if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes  X      No
                                         ---        ---

             Class                        Outstanding at June 26, 1998
-----------------------------             ----------------------------
Common Stock, $1.00 Par Value                   5,981,896  Shares

================================================================================

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

                                    INDEX

                                                                Page No.
                                                              ------------
Part I Financial Information
----------------------------

  Consolidated Balance Sheets - June 26, 1998
    and September 30, 1997 (Restated)                             3 - 4


  Consolidated Statements of Income -
    Three months and nine months ended
     June 26, 1998 and June 27, 1997 (Restated)                     5


  Consolidated Statements of Cash Flows -
    Nine months ended June 26, 1998
     and June 27, 1997 (Restated)                                 6 - 7


  Notes to Consolidated Financial Statements                      8 - 12


  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                          13 - 17



Part II Other Information
-------------------------

  Item 1                                                           18


  Item 4                                                           18


  Item 6                                                           19


  Signature                                                        20

                        PART I    FINANCIAL INFORMATION
             MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
            As of June 26, 1998 (Unaudited) and September 30, 1997
           (Derived from audited financial statements, as restated)
                           (Dollars in thousands)

                                                                   Sept 30,
                                                       June 26,      1997
                                                         1998     (Restated)
Assets                                                ---------   ---------
Current Assets:
  Cash and cash equivalents                           $    307    $  1,421

  Trade accounts                                         5,737       4,576
  Allowance for doubtful accounts                         (149)        (94)
                                                       -------     -------
      Net receivables                                    5,588       4,482

  Inventories:
    Raw materials and components                         2,658       2,214
    Work in process                                      1,074         967
    Finished goods                                         186         205
                                                       -------     -------
      Total inventories                                  3,918       3,386

  Note receivable - current                                325         315

  Prepaid expenses and other current assets                217         102

  Taxes receivable                                         211           -

  Net assets of a discontinued operation                   649       3,186
                                                       -------     -------
        Total Current Assets                            11,215      12,892

Property, Plant and Equipment, net                       1,611         749

Note receivable - noncurrent                               282         335

Other assets                                                 -          27
                                                       -------     -------
Total Assets                                          $ 13,108    $ 14,003
                                                       =======     =======













The accompanying notes are an integral part of the consolidated financial statements.

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                As of June 26, 1998 (Unaudited) and September 30, 1997
               (Derived from audited financial statements, as restated)
                              (Dollars in thousands)

                                                                   Sept 30,
                                                       June 26,      1997
                                                         1998     (Restated)
                                                      ---------   ----------
Liabilities and Shareholders' Equity

Current Liabilities:
  Accounts payable                                    $  1,387    $  1,389
  Accrued liabilities                                    2,838       3,276
  Income taxes payable                                       -          73
  Payroll liabilities                                      473         458
                                                       -------     -------
        Total Current Liabilities                        4,698       5,196

Deferred income taxes and other credits                    524         594
                                                       -------     -------
        Total Liabilities                                5,222       5,790

Commitments

Shareholders' Equity:
  Common stock                                           5,985       5,909
  Paid-in-capital                                       14,067      13,923
  Deficit                                              (12,120)    (11,569)
  Foreign currency translation adjustment                  (17)        (19)
  Treasury stock                                           (29)        (29)
  Restricted stock grants                                    -          (2)
                                                       -------     -------
        Total Shareholders' Equity                       7,886       8,213
                                                       -------     -------
Total Liabilities and Shareholders' Equity            $ 13,108    $ 14,003
                                                       =======     =======



















The accompanying notes are an integral part of the consolidated financial statements.

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME
                   (Dollars in thousands, except per share)
                                     Three months ended    Nine months ended
                                               June 27,              June 27,
                                    June 26,     1997     June 26,     1997
                                      1998    (Restated)    1998    (Restated)
                                    --------   --------   --------   --------
Revenue                             $  5,767   $  5,621   $ 16,016   $ 18,215
Cost of sales                          3,003      3,224      9,003     10,970
Selling, general and administrative
 expenses                              1,676      2,094      4,607      5,140
Product development and
 research costs                          247        272        592        770
                                     -------    -------    -------    -------
   Operating income                      841         31      1,814      1,335
Interest expense                          (8)       (60)       (18)      (285)
Equity in joint venture losses             -          -        (27)         -
Other (expense) income, net               36         61        (35)       111
                                     -------    -------    -------    -------
  Income from continuing operations
   before extraordinary item and
   income taxes                          869         32      1,734      1,161
Income tax (benefit) expense               -        (39)         -         96
  Income from continuing operations  -------    -------    -------    -------
   before extraordinary item             869         71      1,734      1,065
Extraordinary item - gain on
 extinguishment of debt, net
 of taxes ($106)                           -          -          -      2,507
                                     -------    -------    -------    -------
  Income from continuing operations      869         71      1,734      3,572
Discontinued Operations (Note 4)
  Income/(loss) from operations of
   discontinued Technology Division,
   net of tax benefit                      -        271       (516)      (198)
  Loss on disposal of Technology
   Division, net of tax benefit            -          -     (1,769)         -
                                     -------    -------    -------    -------
  Income/(loss) from discontinued
   operations                              -        271     (2,285)      (198)
                                     -------    -------    -------    -------
  Net income (loss)                 $    869   $    342   $   (551)  $  3,374
                                     =======    =======    =======    =======
Earnings per Share:
Income before extraordinary item    $    .15   $    .01   $    .29   $    .19
Extraordinary item                         -          -          -        .45
Income(loss)on discontinued operations     -        .05       (.38)      (.03)
                                     -------    -------    -------    -------
  Net income (loss)                 $    .15   $    .06   $   (.09)  $    .61
                                     =======    =======    =======    =======
Earnings per Share-assuming dilution:
Income before extraordinary item    $    .14   $    .01   $    .28   $    .19
Extraordinary item                         -          -          -        .45
Income (loss) on discontinued operations   -        .05       (.37)      (.03)
                                     -------    -------    -------    -------
  Net income (loss)                 $    .14   $    .06   $   (.09)  $    .61
                                     =======    =======    =======    =======
The accompanying notes are an integral part of the consolidated financial statements.
             MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)
                                                      Nine months ended
                                                                 June 27,
                                                      June 26,     1997
                                                        1998    (Restated)
Operating Activities                                  -------    -------
Net income from continuing operations                 $ 1,734    $ 3,572
Adjustments to reconcile net income to net
cash provided (used) by continuing operations:
  Gain on extinguishment of debt                            -     (2,507)
  Depreciation and amortization                           224        181
  Equity in joint venture loss                             27          -
  Reserve for bad debts                                    55        (13)
  Other                                                     -         19
  Deferred taxes and other credits                        (70)         -
Changes in operating assets and liabilities:
  Accounts receivable                                  (1,161)       710
  Inventories                                            (532)       156
  Prepaid expenses and other current assets              (119)        18
  Accounts payable                                         (2)      (847)
  Income taxes                                           (284)      (247)
  Payroll Liabilities                                      15       (148)
  Accrued liabilities                                    (438)      (929)
                                                      -------    -------
 Net cash used by continuing operations                  (551)       (35)
                                                      -------    -------
Discontinued operations:
  Net loss from discontinued operations                (2,285)      (198)
  Change in net assets/liabilities of
    discontinued operations                             2,537       (599)
  Net assets transferred from discontinued operations    (878)         -
                                                      -------    -------
Net cash used by discontinued operations                 (626)      (797)
                                                      -------    -------
Net cash used by operating activities                  (1,177)      (832)
Investing Activities                                  -------    -------
Purchases of property, plant & equipment                 (202)      (322)
Principal payments from note receivable                    43          -
                                                      -------    -------
Net cash used by investing activities                    (159)      (322)
Financing Activities                                  -------    -------
Net borrowings under line-of-credit                         -      1,649
Principal payments of long-term debt                        -       (454)
Other                                                       -          7
Proceeds from options exercised                           220          -
                                                      -------    -------
Net cash provided by financing activities                 220      1,202
                                                      -------    -------
Effect of exchange rate on cash                             2          4
                                                      -------    -------
(Decrease) increase in cash and cash equivalents       (1,114)        52
Cash and cash equivalents - beginning of period         1,421         62
                                                      -------    -------
Cash and cash equivalents - end of period             $   307    $   114
                                                      =======    =======
The accompanying notes are an integral part of the consolidated financial statements.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                         Nine months ended
                                                                   June 27,
                                                        June 26,     1997
Supplemental Disclosure                                   1998    (Restated)
-----------------------                                 -------    -------
NonCash Investing Activities

Contribution of net assets to joint venture
  Inventories                                          $      -   $      1
  Property, plant & equipment, net                            -        444
  Accounts Payable                                            -        (46)
  Accrued Liabilities                                         -        (50)
                                                        -------    -------
Net noncash used in investing activities               $      -   $    349
                                                        =======    =======
NonCash Financing Activities

Conversion of Note Payable to common stock
  Note payable extinguishment                          $      -   $ (3,000)
  Common stock issued                                         -      1,500
  Accrued interest- Note Payable                              -     (1,213)
                                                        -------    -------
Net noncash used in financing activities               $      -   $ (2,713)
                                                        =======    =======
Net noncash used in investing/financing activities     $      -   $ (2,364)
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

2.  Income Taxes

The Company's effective tax rate for the nine months ended June 26,1998 and June 27, 1997 was 0% and 5.4%, respectively. The June 26, 1998 rate reflects the use of net operating losses and a full valuation allowance against the deferred tax assets generated by the losses on discontinued operations.

3.  Earnings per Share

The reconciliation of the numerators and denominators of Earnings per Share and Earnings per Share-assuming dilution are as follows:

                            For the three month period              For the three month period
                                ended June 26, 1998                     ended June 27, 1997
                        -----------------------------------     -----------------------------------
                         Income       Shares      Per Share      Income       Shares      Per Share
                       (Numerator) (Denominator)    Amount     (Numerator) (Denominator)    Amount
Income before           ---------   -----------   ---------     ---------   -----------   ---------
extraordinary item     $  869,000                              $   71,000
Earnings per Share:
------------------
Income available to
common stockholders    $  869,000    5,937,434    $    .15     $   71,000    5,900,408    $    .01
Effect of Dilutive                                 =======                                 =======
Securities:
----------
Stock Options                   -      202,164                          -        7,089
Earnings per Share-     ---------    ---------                  ---------    ---------
assuming dilution:
-----------------
Income available to
common stockholders
plus assumed
conversion             $  869,000    6,139,598    $    .14     $   71,000    5,907,497    $    .01
                        =========    =========     =======      =========    =========     =======

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                            For the nine month period               For the nine month period
                                ended June 26, 1998                   ended June 27, 1997
                        -----------------------------------     -----------------------------------
                          Income      Shares      Per Share      Income       Shares      Per Share
                       (Numerator) (Denominator)    Amount     (Numerator) (Denominator)    Amount
Income before           ---------   -----------   ---------     ---------   -----------   ---------
extraordinary item     $1,734,000                              $1,065,000
Earnings per Share:
------------------
Income available to
common stockholders    $1,734,000    5,941,997     $    .29    $1,065,000    5,577,386     $    .19
Effect of Dilutive                                  =======                                 =======
Securities:
----------
Stock Options                   -      191,273                          -            -
Earnings per Share-     ---------    ---------                  ---------    ---------
assuming dilution:
-----------------
Income available to
common stockholders
plus assumed
conversion             $1,734,000    6,133,270     $    .28    $1,065,000    5,577,386     $    .19
                       ==========    =========      =======     =========    =========      =======

During the first three quarters of fiscal 1998,options to purchase 20,000 shares of common stock at prices ranging from $5.70 to $6per share were outstanding but were not included in the computation of Earnings per Share-assuming dilution because the options' exercise price was greater than the average market price of the common shares. The options, which expire between October 20, 2007 and April 27, 2008, were still outstanding at June 26, 1998.

During the first three quarters of fiscal 1997, options to purchase 188,100 shares of common stock at a price of $2.44 per share were outstanding but were not included in the computation of Earnings per Share-assuming dilution because the exercise price was greater than the average market price of the common shares. Therefore, no potential common shares are included in the computation. The options, which expire between December 20, 2006 and March 14, 2007, were still outstanding at June 27, 1997.

4.  Discontinued Operations - Restatement

All remaining assets of the Company's Technology Division, the sole component of the Technology segment, were sold to NYFM, Incorporated (a wholly-owned subsidiary of Foster Miller, Inc., a Waltham, Massachusetts-based technology company) on March 31, 1998. In exchange for the Technology Division's assets, NYFM, Incorporated a) agreed to pay the Company a percentage of gross sales in excess of $2.5 million for a period of five years; b) assumed approximately $40,000 of liabilities; and c) established a credit for warranty work of approximately $35,000. Accordingly, the Company no longer includes Technology among its reportable business segments and now operates in only one segment,Test & Measurement. The Technology Division is reported as a discontinued operation as of December 26, 1997, and the consolidated financial statements have been reclassified to report separately the net assets and operating results of the business. The Company's prior year financial statements have been restated to conform to this treatment.

             MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Discontinued operations consist of the following:
                                     Three months ended    Nine months ended
                                     ------------------   ------------------
                                     June 26,  June 27,   June 26,  June 27,
    (Dollars in thousands)             1998      1997       1998      1997
                                     --------  --------   --------  --------
Sales                                $      -  $  2,444   $    532  $  6,486
                                      =======   =======    =======   =======
Income (loss) from operations
 Before income tax                   $      -  $    286   $   (516) $   (208)

Income tax (benefit)                        -        15          -       (10)
                                      -------   -------    -------   -------
Net income (loss) from discontinued
 operations                          $      -  $    271   $   (516) $   (198)
                                      =======   =======    =======   =======
Loss on disposal of Division         $      -             $ (1,769)

Income tax (benefit)                        -                    -
                                      -------              -------
Loss on disposal of Division         $      -             $ (1,769)
                                      =======              =======

The assets and liabilities of the Company's discontinued operations are as follows:

                                          June 26,    Sept 30,
                                            1998        1997
                                          --------    --------
Assets held for sale                      $  1,806    $  3,968

Liabilities                               $  1,157    $    782
                                           -------     -------
Net Assets                                $    649    $  3,186
                                           =======     =======
Assets with a net book value of $878,000 consisting primarily of land, building and management information systems were transferred to continuing operations on October 1, 1997.

5.  Reclassification

Certain fiscal 1997 amounts have been reclassified to conform with the fiscal 1998 presentation.

            MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Comprehensive Income

Total comprehensive income for the three and nine months ended June 26, 1998 and June 27, 1997 consists of:

                                    Three months ended   Nine months ended
                                    ------------------   -----------------
                                               Restated            Restated
                                     June 26,  June 27,   June 26, June 27,
(Dollars in thousands)                 1998      1997       1998     1997
---------------------------------    --------  --------   -------- --------
Net income(loss)                     $    869  $    342   $   (551)$  3,374
Other comprehensive income(loss),
before tax:
  Foreign currency translation
  adjustments                              (1)        1          2        4
Income tax related to items of other
comprehensive income(loss)                  -         -          -        -
                                      -------   -------    -------  -------
Total comprehensive income(loss)     $    868  $    343   $   (549)$  3,378
                                      =======   =======    =======  =======

7. Investment in Plug Power, L.L.C.

On April 15, 1998, Edison Development Corporation ("EDC") contributed $2.25 million in cash to Plug Power, L.L.C. ("Plug Power"). The Company contributed a below-market lease for office and manufacturing facilities in Latham, New York, valued at $2 million and purchased a one year option to match the remaining $250,000 of EDC's contribution. In May 1998, EDC contributed an additional $2 million to Plug Power and the Company purchased a one year option to match the contribution. The Company paid approximately $191,000 for the options, which mature in April 1999 ($250,000) and May 1999 ($2 million).

On July 31, 1998, Plug Power asked the Company and EDC to each commit to contribute an additional $5 million dollars (in cash and research credits) between August 5, 1998 and March 31, 1999. Such contributions, if made, will increase the Company's total contributions to Plug Power(including contributions of cash, assets, research credits, and a below market lease) to $11.75 million over the period commencing on June 27, 1997, and ending on March 31, 1999. In addition, unless the Company exercises its options to match EDC's previous contributions of $250,000 in April 1999, and $2 million in May 1999,such options will lapse. The Company, EDC and Plug Power are currently negotiating whether, when and how, such additional contributions will be made. If EDC and/or the Company do not contribute or lend additional funds to Plug Power, and no additional sources of funding can be found,Plug Power will be unable to continue as a going concern.

The Company, EDC and Plug Power intend to determine the form, timing and pricing of additional contributions or loans to Plug Power,if any, for the period August 1, 1998 through March 31, 1999, not later than September 15, 1998. On August 5, 1998, EDC and the Company made short term loans to Plug Power of $500,000 each. If the Company, EDC and Plug Power have not agreed upon the terms and timing of additional contributions to Plug Power, if any, as of September 15, 1998, such loans will be payable upon demand.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has recorded its proportionate share of Plug Power's losses only to the extent of its recorded investment in Plug Power, such investment is zero as of June 26, 1998.

To the extent the Company makes investments in Plug Power,it will also recognize its proportionate share of losses to the extent of these investments.

8.  Commitments

The Industrial Development Agency for the Town of Colonie has agreed to issue $6 million in Industrial Development Revenue ("IDR") Bonds on behalf of the Company to assist in the construction of a new building for Advanced Products and the Company's corporate staff and renovation of existing buildings to be leased to Plug Power, L.L.C. The construction project is due to be completed in December 1998. First Albany Companies, Inc. ("FAC"), the Company's controlling shareholder, will underwrite the sale of the IDR Bonds. Proceeds of the IDR Bonds will be deposited with a trustee for the bondholders. The Company may draw the bond proceeds to cover qualified project costs. The bond closing is expected to be completed on or about August 30, 1998. FAC will receive no fees for underwriting the IDR Bonds but will be reimbursed for its out-of-pocket costs.

9.  Subsequent Events

Debt
----
On July 15, 1998, the Company received a commitment from KeyBank National Association ("KeyBank") to lend the Company $4 million in a working capital line of credit at an interest rate of LIBOR plus 250 basis points, and a $1 million equipment loan/lease line of credit at an interest rate of LIBOR plus 275 basis points, both of which expire January 31, 2000. Additionally, KeyBank has agreed to issue a $6 million direct pay letter of credit to enhance the $6 million IDR Bonds to be issued on the Company's behalf on or about August 30, 1998. The loan commitment requires the Company to meet certain covenants, including a fixed charge coverage and leverage ratio. Further, if certain performance standards are achieved, the interest rates on the debt may be reduced. The commitment letter also require the Company to grant a first lien on all consolidated assets of the Company exclusive of Plug Power, L.L.C., a first mortgage on all land and buildings owned by the Company and a first lien on any equipment purchased bythe Company.

Rights Offering
---------------
On July 22, 1998, the Company filed a Registration Statement for the sale of additional common stock to current shareholders through the issuance of non-transferable rights. The offering will raise up to approximately $6 million. The Company will use some or all of the proceeds of the offering for investment in and/or loans to Plug Power. In addition, some proceeds may be used for acquisitions for the Company's core businesses,efforts to increase market share, working capital, general corporate purposes and other capital expenditures.

             MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors, which have affected the Company's earnings during the periods included in the accompanying consolidated statements of income.

  The sale of the Company's Technology Division, the sole component of the Technology segment, to NYFM, Incorporated (a wholly owned subsidiary of Foster-Miller, Inc., a Waltham, Massachusetts-based technology company) on March 31, 1998 completed management's planned sale of non-core businesses. Accordingly,the Company no longer includes Technology among its reportable business segments and now operates in only one segment, Test & Measurement. The Technology Division is reported as a discontinued operation as of December 26, 1997, and the consolidated financial statements have been restated to report separately thenet assets and operating results of the business. Net assets of the discontinued operation were $649 thousand and $3,186 thousand at June 26, 1998 and September 30, 1997, respectively and the loss on discontinued operations included a loss from operations of $516 thousand and a loss on disposal of $1,769 thousand for the nine month period ended June 26, 1998. The loss on disposal includes a provision for estimated operating results prior to disposal. The Company's prior year financial statements have been restated to conform to this treatment.

Continuing Operations
---------------------
  Sales increased $146 thousand to $5,767 thousand for the three months ended June 26, 1998 as compared to $5,621 thousand for the three months ended June 27, 1997, a 2.6% increase. This change is the result of an approximate $1 million increase in sales for Advanced Products, which more than offset the sales reduction resulting from the September 30, 1997 sale of the L.A.B. Division. The L.A.B. Division reported sales of $889 thousand and operating income of $106 thousand for the three months ended June 27, 1997. Operating income increased $810 thousand to $841 thousand for the three months ended June 26, 1998 as compared to $31 thousand for the three months ended June 27, 1997, a 2,612.9% increase. The increase is the result of increased sales levels for Advanced Products and improved margins as a result of cost control measures.

  Sales for the first three quarters of fiscal year 1998 versus the same period in fiscal year 1997 have decreased $2.2million to $16million in 1998 from $18.2 million in 1997, a 12% decrease. This decrease is attributable to the reduction of sales resulting from the sale of the L.A.B. Division on September 30, 1997, which reported sales of $2,617 thousand and operating income of $309thousand for the first three quarters of fiscal 1997. The first three quarters of fiscal 1998 operating income of $1,814 thousand represented a $479 thousand increase or a 35.9% increase from the $1,335thousand operating income recorded during the same period last year. The increase is the result of increased sales levels for Advanced Products and improved margins as a result of cost control measures.

Other
-----
  In addition to the matters noted above, during the first three quarters of fiscal 1997, the Company recorded a $2.5 million extraordinary gain, net of taxes, on the extinguishment of debt.

            MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   Results during the first three quarters of fiscal 1998 and fiscal 1997 were enhanced by lower interest expense, principally resulting from reduced indebtedness. Moreover, the Company benefited from reduced income tax expense due to the use of net operating loss carryforwards. However, as a result of ownership changes, the availability of further net operating loss carryforwards to offset future taxable income will be significantly limited pursuant to the Internal Revenue Code. The tax rate for the nine months ended June 26, 1998 and June 27, 1997 was 0% and 5.4%, respectively. The June 26, 1998 rate reflects the use of net operating losses and a full valuation allowance against the deferred tax assets generated by the losses on discontinued operations.

Financial Condition
-------------------
   The Company's working capital of $6.52 million at June 26, 1998 reflects a $1.18 million decline from September 30, 1997.

   At June 26, 1998, cash and cash equivalents were $307 thousand versus $1.42 million at September 30, 1997. Net cash used by operating activities for the first nine months of fiscal 1998 amounted to $1.18 million, as compared to cash used of $828 thousand in the prior year.

   The capital used during the first three quarters of fiscal 1998 was applied principally to fund short term operating cash flow requirements and pay estimated taxes. Additionally, accounts receivable increased to $5.59 million or 24.7% as of June 26, 1998 as compared to $4.48 million as of September 30, 1997.

   Capital spending during the first nine months of fiscal 1998 was $202 thousand, a decrease from the comparable period in 1997 during which capital spending totaled $322 thousand. Capital spending during the fourth quarter of fiscal 1998 and the first quarter of fiscal 1999 will reflect the construction of a new building for Advanced Products and Corporate staff and renovations to an existing building to be leased to Plug Power, L.L.C. Total capital spending for this project is expected to be approximately $6 million.

   The reduction in net assets of discontinued operations of $2,537 thousand includes the transfer of $878 thousand of assets to continuing operations (principally land, building and management information systems) as well as the accrual for the loss on disposal of the Technology Division. Such accrual included a provision for estimated operating results prior to disposal and an estimate of the loss on disposal and winddown of the Technology Division, which totaled $1,769 thousand. The sale of the Technology Division was completed as of March 31, 1998.

   During fiscal 1996, First Albany Companies, Inc. ("FAC") purchased 909,091 shares of the Company's common stock from the New York State Superintendent of Insurance as the court-ordered liquidator of United Community Insurance Company ("UCIC"). In connection with this purchase, FAC had also acquired certain rights to an obligation ("Term Loan") due from the same finance company ("FCCC")to whom the Company was obligated under the Note Payable.FCCC was in default of its Term Loan to UCIC. FAC, as the owner of the rights to the Term Loan, filed suit-seeking payment. Collateral for the FCCC Term Loan included the Company's Note Payable to FCCC. FAC exercised its rights to the collateral securing the Term Loan,including the right to obtain payment on the Note Payable directly from the Company.

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

   The Company anticipates that it will be able to meet the liquidity needs of its continuing operations during fiscal year 1998 from cash flow generated by operations, borrowing under its existing line of credit and, if consummated, the newly committed line of credit from KeyBank N.A.

Debt
----
   On July 15, 1998, the Company received a commitment from KeyBank National Association ("KeyBank") to lend the Company $4 million in a working capital line of credit at an interest rate of LIBOR plus 250 basis points, and a $1 million equipment loan/lease line of credit at an interest rate of LIBOR plus 275 basis points, both of which expire January 31, 2000. Additionally, KeyBank has agreed to issue a $6 million direct pay letter of credit to enhance the $6 million IDR Bonds to be issued on the Company's behalf on or about August 30, 1998. The loan commitment requires the Company to meet certain covenants, including a fixed charge coverage and leverage ratio. Further, if certain performance standards are achieved, the interest rates on the debt may be reduced. The commitment letter also requires the Company to grant a first lien onall consolidated assets of the Company exclusive of Plug Power, L.L.C., a first mortgage on all land and buildings owned by the Company and a first lien on any equipment purchased bythe Company.

   The Industrial Development Agency for the Town of Colonie has agreed to issue $6 million in Industrial Development Revenue Bonds ("IDR") on behalf of the Company to assist in the construction of a new building for Advanced Productsand the Company's corporate staff and renovation of existing buildings to be leased to Plug Power, L.L.C. The construction project is due to be completed as of December 1998. First Albany Companies, Inc. ("FAC"), which owns 34% of the Company's stock, will underwrite the sale of the IDR Bonds. Proceeds of the IDR Bonds will be deposited with a trustee for the bondholders. The Company may draw the bond proceeds to cover qualified project costs. The bond closing is expected to be completed on or about August 30, 1998. FAC will receive no fees for underwriting the IDR Bonds but will be reimbursed for its out of pocket costs.

Equity
------
   On July 22, 1998, the Company filed a Registration Statement for the sale of additional common stock to current shareholders through the issuance of non-transferable rights.The anticipated proceeds of up to approximately $6 million will be used for investment in and/or loans to Plug Power, L.L.C., acquisitions for the Company's core businesses and other general corporate business purposes.

             MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
             OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Joint Venture
-------------
   On July 31, 1998, Plug Power, L.L.C. asked the Company to commit to contribute $5 million (in cash and research credits) to Plug Power, L.L.C. to fund continuing operations for the period August 1, 1998 through March 31, 1999. The Company, EDC and Plug Power, L.L.C. are currently negotiating whether, when and how, such additional contributions will be made. On August 5, 1998, EDC and the Company each made short-term loans of $500,000 to Plug Power, L.L.C. If the Company, EDC and Plug Power, L.L.C. have not agreed upon the terms and timing of additional contributions to Plug Power, L.L.C. as of September 15, 1998, these loans will be payable on demand. In addition, Plug Power, L.L.C. will continue to need substantial investment for the foreseeable future. Plug Power, L.L.C. continues to pursue strategic partners and additional sources of capital. Plug Power, L.L.C. is currently negotiating with several strategic partners and has signed a preliminary Memorandum of Understanding with one strategic partner. There is no assurance, however, that Plug Power, L.L.C. will successfully conclude any transactions with strategic partners or find other sources of capital. If other sources of funding cannot be found, the Company will be faced with contributing and/or lending additional capital to Plug Power, L.L.C. or dilution of its interest in Plug Power, L.L.C. If EDC and the Company stop funding Plug Power, L.L.C. and no additional sources of capital are found, Plug Power, L.L.C. will not be able to continue as a going concern.

Year 2000
---------
   The Company relies on both internal systems and systems of other parties in regard to its business, accounting and operational software. As the millennium approaches, the Company is working toward becoming year 2000 compliant. Many of the Company's internal systems and products that have integrated software are already year 2000 compliant. The Company currently has plans that if successful will have all internal systems and all of our products year2000 complaint during fiscal 1999.

   The Company has contacted its outside software providers regarding their products compliance with year 2000 issues and has developed specific plans to address any non-compliant products. These providers are in the process of implementing these plans with an expected completion date of 1999. If any provider is not successful, the Company will evaluate selecting alternative providers at that time.

   The incremental costs of assuring that the Company's products and purchased software and products are year 2000 complaint are estimated to be approximately $120,000. Most of these costs are attributable to software/hardware upgrades. The Company presently believes that with modifications to existing software or conversion to new software, year 2000 problems can be effectively mitigated. However, if such modifications and conversions are not made,or are not completed timely, or if other issues that have not been anticipated arise, year 2000 problems could have a material impact on the operations of the Company.

             MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Concerning Forward Looking Statements
-----------------------------------------------
   Statements in this Form 10-Q or in documents incorporated herein by reference that are not statements of historical fact constitute "forward-looking statements"within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding future revenues, expenses and profits. These forward looking statements are subject to known and unknown risks, uncertainties or other factors that may cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by the forward looking statements. Such risks and factors include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                       PART II  OTHER INFORMATION

Item 1.  Legal Proceedings
--------------------------
On January 30, 1998, Stephen Sullivan, former President of Ling Electronics, Inc., a wholly-owned subsidiary of the Company, filed suit in Superior Court of the State of California against Ling Electronics, Inc., alleging age discrimination and wrongful termination claims against the Company arising from the termination of Mr.Sullivan's employment by Ling, seeking unspecified relief. The Company is currently in settlement negotiations with Mr. Sullivan.

In May 1998,the Company paid $138,580.30 in satisfaction of all of the Company's obligations for past or future EPA response costs and any costs incurred by the PRP's with respect to the site as its share of the Settlement of the Environmental Protection Agency's executed consent decree with the Company and other named potentially responsible parties in connection with a alleged release of hazardous materials into the environment at a site in Malta, New York.

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

The Ling Holdings Group, Inc. lawsuit trial date has been postponed until September 21, 1998.

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------
On April 15, 1998, the Company held its Annual Meeting of Shareholders of the Company. The following members were elected to the Company's Board of Directors for the terms of office noted:

Nominee                 Term            In Favor         Withheld
-------                 ----            --------         --------
Dale W. Church          2 year          4,417,446          3,581
Edward A. Dohring       2 year          4,418,621          2,406
Alan P. Goldberg        3 year          4,419,071          1,956
George C. McNamee       1 year          4,418,971          2,056
E. Dennis O'Connor      1 year          4,418,971          2,056
Dr. Walter L. Robb      3 year          4,418,871          2,156
Dr. Beno Sternlicht     3 year          4,418,850          2,177

The results of the voting on the proposal to approve the reappointment of Coopers & Lybrand, L.L.P. as the Company's Auditors were as follows:

         In Favor             Opposed              Abstained
         --------             -------              ---------
         4,417,627             1,300                 2,100

The results of the voting on the approval of the Amendment and Restatement of the Company's Certificate of Incorporation and the Restatement of the Company's By-Laws were as follows:

                                   In Favor      Opposed      Abstained
                                   ---------     -------      ---------
Amendment and Restatement of
  the Company's Certificate
  of Incorporation                3,739,428      25,403          6,215

Restatement of the Company's
  By-Laws                         3,739,189      25,493          6,364

                         PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------
(a) Exhibits

  Exhibit No.    Description
  -----------    -----------
     10.28       Agreement between Mechanical Technology, Inc. and Malone &
                 Tate Builders, Inc. for Building One Construction

     10.29 Mechanical Technology, Incorporated/Plug Power, L.L.C. Lease for Building III

      27         Financial Data Schedule

(b) One report on Form 8-K was filed during the quarter ended June 26, 1998.

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


                                Mechanical Technology Incorporated



 08-06-98                       /s/    G.C. McNamee
----------                      ----------------------------------
  (Date)                        George C. McNamee
                                Chief Executive Officer




 08-06-98                       /s/  C.A. Scheuer
----------                      ----------------------------------
  (Date)                        Cynthia A. Scheuer
                                Vice President/Chief Financial Officer