Form 10-K/A
period 1997-09-30
MECHANICAL TECHNOLOGY INC
filed 1998-08-13
CIK 64463

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

As of August 7,1998, the registrant had 5,989,896 shares of Common
Stock outstanding.
===============================================================================

                                 PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------

(a) The financial statements filed herewith are set forth on the Index to Consolidated Financial Statements on page F-1 of the separate financial section that accompanies this Report, which is incorporated herein by reference.

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

       10.20 Asset Purchase Agreement, dated as of September 22, 1997, between Mechanical Technology, Incorporated and Noonan Machine Company. (12)

       21               Subsidiaries of the registrant. (12)

       27               Financial Data Schedule (12)
______________________

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

(13) Refiled herewith after confidential treatment request with respect to certain schedules and exhibits was denied by the Commission. Confidential treatment with respect to certain schedules and exhibits was granted.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  MECHANICAL TECHNOLOGY INCORPORATED


Date: August 13, 1998       By:  /s/ George C. McNamee
     ------------------         ---------------------------------------
                                  George C. McNamee
                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                   TITLE                                  DATE
---------                   -----                                  ----
/s/ George C. McNamee       Chairman of the Board of Directors   08/13/98
-------------------------
George C. McNamee

/s/ Cynthia A. Scheuer      Chief Financial Officer
-------------------------   (Principal Financial and Accounting
Cynthia A. Scheuer          Officer)                                 "

/s/ Dale W. Church          Director                                 "
-------------------------
Dale W. Church

/s/ Edward A. Dohring       Director                                 "
-------------------------
Edward A. Dohring

/s/ Alan P. Goldberg        Director                                 "
-------------------------
Alan  P. Goldberg

/s/ E. Dennis O'Connor      Director                                 "
-------------------------
E. Dennis O'Connor

/s/ Walter L. Robb          Director                                 "
-------------------------
Dr. Walter L. Robb

/s/ Beno Sternlicht         Director                                 "
-------------------------
Dr. Beno Sternlicht