Form 10-K
period 1998-09-30
MECHANICAL TECHNOLOGY INC
filed 1998-12-16
CIK 64463

==========================================================================
                               UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549
                                 FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
               For the fiscal year ended September 30, 1998
                                    or
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                            EXCHANGE ACT OF 1934
                For the period from __________ to __________

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

The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant on December 11, 1998 (based on the last sale price of $8.50 per share for such stock reported by OTC Bulletin Board for that date) was approximately $32,296,183.

As of December 11, 1998, the registrant had 7,179,770 shares of Common
Stock outstanding.
                     DOCUMENTS INCORPORATED BY REFERENCE
        Document                     Where Incorporated into Form 10-K Report
   Proxy Statement for                                Part III
Annual Meeting of Shareholders
to be held on March 18, 1999

PART I


ITEM 1:  BUSINESS

During the last two and a half years, MTI has undergone significant change. In May 1996, First Albany Companies, Inc. ("FAC") acquired a substantial interest in MTI and led a series of financial and strategic transactions that have significantly changed MTI's operations and fiscal well-being. In July 1996, MTI received an infusion of capital through a private placement of its Common Stock. In December 1996, MTI and FAC succeeded in restructuring a significant outstanding debt of the Company by swapping the debt for Common Stock. This allowed the Company to receive an unqualified opinion in 1996 from its Independent Auditors, Coopers & Lybrand L.L.P., for the first time since 1992. On June 27, 1997, the Company transferred a portion of the Technology Division to Plug Power, L.L.C. ("Plug Power") to form a joint venture between the Company and Edison Development Corp. ("EDC"), a subsidiary of DTE Energy, Corp. Plug Power has focused exclusively on the research and development of an economically viable Proton Exchange Membrane ("PEM") fuel cell. On September 30, 1997, the Company sold all of the assets of its L.A.B. Division to Noonan Machine Company of Franklin Park, Illinois. The proceeds from this sale were used to pay down outstanding debt and build working capital. On March 31, 1998, the Company sold the remainder of its Technology Division to a subsidiary of Foster-Miller, Inc., a Waltham, Massachusetts-based technology company. These divestitures have enabled the Company to continue to invest in fuel cell technology through Plug Power and to better focus on its profitable test and measurement business. In June, 1998, the Company raised approximately $7.2 million in a rights offering and committed to invest approximately $5 million of the proceeds in Plug Power, now an industry leader in development of fuel cells in the United States.

Today, MTI is a very different Company, substantially streamlined in focus, but with many challenges remaining. MTI is a manufacturer of advanced test and measurements products that combine precision sensing capabilities with proprietary software and systems to serve a variety of applications for commercial and military customers. The Company has two principal business units: the Advanced Products Division ("Advanced Products"), which produces sensing instruments and computer-based balancing systems, and Ling Electronics, Inc. ("Ling"), a developer and manufacturer of vibration test systems and power conversion products. MTI is also a fifty percent owner of Plug Power, which hopes to be the first commercial manufacturer of PEM fuel cells for residential and other applications.

Advanced Products has two general product families: non-contact sensing instrumentation and computer-based balancing systems. The non-contact sensing instrumentation products utilize fiber optic, laser and capacitance technology to perform high precision position measurements for product design and quality control inspection requirements, primarily in the semiconductor and computer disk drive industries. Some of these products bear the trademarks FOTONIC and ACCUMEASURE, which are recognized in the industry worldwide. Advanced Products's computer-based aircraft engine balancing systems include an on-wing jet engine balancing system used by both commercial and military aircraft fleet maintenance personnel. This product provides trim balancing and vibration analysis in the field or in test cells.

Ling, of Anaheim, California, designs, manufactures, and markets electro-dynamic vibration test systems, high-intensity-sound transducers, power conversion equipment and power amplifiers used to perform reliability testing and stress screening during product development and quality control. This mode of testing is used by industry and the military to reveal design and manufacturing flaws in a broad range of precision products, from satellite parts to computer components. Recent Ling products for power and frequency conversion and "clean power" applications include systems capable of output up to 432 kVA.

The Company believes that the test and measurement industry will undergo substantial consolidation in the near future. The challenges facing MTI today are similar to those facing other smaller companies in industries where consolidation is a part of the landscape. The Company believes that consolidation may become a competitive necessity and that Advanced Products and Ling are well-positioned to combine with complementary, synergistic businesses to enhance and expand product offerings and increase profitability and market position. Accordingly, the Company is actively exploring strategic acquisitions and alliances for these business units.

Plug Power, the Company's fuel cell joint venture, is developing a proton exchange membrane fuel cell for residential and automotive applications. In June 1998, Plug Power introduced the world's first fuel cell powered home. In September 1998, Plug Power announced a preliminary agreement with GE Power Systems to market and distribute Plug Power's residential fuel cell units worldwide. Plug Power continues to need substantial investment to continue its research and development of the fuel cell and is aggressively pursuing additional funding sources.

Mechanical Technology Incorporated was incorporated in New York in 1961. Unless the context otherwise requires, the "registrant", "Company", "Mechanical Technology" and "MTI" refers to Mechanical Technology Incorporated and its subsidiaries. The Company's principal executive offices are located at 968 Albany-Shaker Road, Latham, New York 12110 and its telephone number is (518) 785-2211.


Significant Developments in the Business

On June 27, 1997, the Company and Edison Development Corp. ("EDC"), a subsidiary of DTE Energy Co. formed a joint venture, Plug Power, L.L.C. ("Plug Power"), to further develop the Company's Proton Exchange Membrane Fuel Cell technology. In exchange for its contribution of contracts and intellectual property and certain other net assets that had comprised the fuel cell research and development business activity of the Technology segment (which assets had a net book value of $357 thousand), the Company received a 50% interest in Plug Power. The Company's interest in Plug Power may be reduced in certain circumstances. EDC made an initial cash contribution of $4.75 million in exchange for the remaining 50% interest in Plug Power. The Company's investment in Plug Power is included in the balance sheet caption "Investment in Joint Venture"; the assets contributed by the Company to Plug Power had previously been included in the assets of the Company's Technology segment. See the supplemental disclosure regarding Contribution of Net Assets to Joint Venture in the Consolidated Statements of Cash Flows for additional information regarding the assets contributed by the Company to Plug Power.

On April 15, 1998, EDC contributed $2.25 million in cash to Plug Power. The Company contributed a below-market lease for office and manufacturing facilities in Latham, New York valued at $2 million and purchased a one-year option to match the remaining $250 thousand of EDC's contribution.
In May 1998, EDC contributed an additional $2 million to Plug Power and the Company purchased another one-year option to match that contribution. The Company paid approximately $191 thousand for the options, which mature in April 1999 ($250 thousand) and May 1999 ($2 million). If the Company does not exercise its options, they will lapse.

In August 1998, the Company committed to contribute an additional $5 million dollars (in cash, accounts receivable and research credits) to Plug Power between August 5, 1998 and March 31, 1999 and recorded a liability representing this obligation. Such contributions will increase the Company's total contributions to Plug Power (including contributions of cash, assets, research credits and a below market lease) to $11.75 million over the period commencing on June 27, 1997 and ending on March 31, 1999.

On August 5, 1998, the Company made a short term loan to Plug Power of $500 thousand, which was subsequently contributed to capital on September 23, 1998. The Company also converted $500 thousand of its accounts receivable from Plug Power to capital on September 23, 1998.
At September 30, 1998, the remaining obligation to provide additional funds to Plug Power was $4 million. The Company has recorded its proportionate share of Plug Power's losses to the extent of its recorded investment in Plug Power (including the foregoing obligation to contribute an additional $4 million through March 31, 1999).

On September 30, 1998, the Company completed the sale of 1,196,399 shares of common stock to current shareholders through a rights offering. The offering raised approximately $7,178 thousand before offering costs of approximately $186 thousand for net proceeds of approximately $6,992 thousand. The Company will use some or all of the proceeds of the offering for investment in and/or loans to Plug Power. In addition, some proceeds may be used for acquisitions for the Company's core businesses, efforts to increase market share, working capital, general corporate purposes and other capital expenditures.

The sale of the Company's Technology Division, the sole component of the Technology segment, to NYFM, Incorporated (a wholly owned subsidiary of Foster-Miller, Inc., a Waltham, Massachusetts-based technology company) on March 31, 1998 completed management's planned sale of non-core businesses. Accordingly, the Company no longer includes Technology among its reportable business segments and now operates in only one segment, Test and Measurement. The Technology Division is reported as a discontinued operation as of December 26, 1997, and the consolidated financial statements have been restated to report separately the net assets and operating results of the business. Net assets of the discontinued operation were $8 thousand and $3,186 thousand at September 30, 1998 and 1997, respectively and the loss on discontinued operations in 1998 included a loss from operations of $516 thousand and a loss on disposal of $1,769 thousand. The loss on disposal includes a provision for estimated operating results prior to disposal. The Company's prior year financial statements have been restated to conform to this treatment. See Note 15 to the accompanying Consolidated Financial Statements.

On September 30, 1997, the Company sold all of the assets of its L.A.B.

division to Noonan Machine Company of Franklin Park, IL. The Company received $2,600 thousand in cash and two notes, totaling $650 thousand, from Noonan Machine Company. The purchaser has requested that the principal amount of the note be reduced to reflect the resale value of certain assets of L.A.B. The Company is enforcing its rights with respect to the note. The net proceeds from the sale were used to pay down all outstanding debt and build working capital. The sale of L.A.B. resulted in a $2,012 thousand gain, which was recorded in the fourth quarter of fiscal year 1997.

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

The Company's wholly owned subsidiary, UTE of Asbury Park, New Jersey, filed for voluntary bankruptcy under Chapter 11 of the Federal Bankruptcy Code in April 1994. During October 1994, UTE commenced an orderly liquidation and final court approval occurred during the third quarter of fiscal 1996. Accordingly, the Company no longer includes Defense/Aerospace amongst its reportable business segments and UTE has been classified as a "discontinued operation" in the Company's Financial Statements. (See Note 15 to the accompanying Consolidated Financial Statements).

During November 1994, the Company sold all of the outstanding capital stock of its subsidiary, ProQuip Inc. ("ProQuip") of Santa Clara, CA for approximately $13.3 million. The sale resulted in a gain of approximately $6.8 million in fiscal 1995 and $750 thousand, as a result of the release of escrow funds, in fiscal 1996. (See Note 16 to the accompanying Consolidated Financial Statements).


Business Segments

The Company currently conducts business in one business segment: Test and Measurement. Test and Measurement offers a wide range of technology-based equipment and systems for improved manufacturing, product testing, and inspection for industry. Business units in this segment include the Advanced Products Division, Ling Electronics, Inc. and the L.A.B. Division (sold on September 30, 1997).

Advanced Products designs, manufactures and markets high-performance test and measurement instruments and systems. These products are categorized in two general product families: non-contact sensing instrumentation and computer-based balancing systems. The Division's largest customers include industry leaders in the computer, electronic, semiconductor, automotive, aerospace, aircraft and bioengineering fields.

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

The L.A.B. Division, which was sold on September 30, 1997, designed, manufactured and marketed mechanically-driven and hydraulically-driven test systems for package and product reliability testing. Among other uses, this equipment simulates the conditions a product will encounter during transportation and distribution including shock, compression, vibration and impact. This type of testing is widely conducted by businesses involved in product design, packaging and distribution.

The business units in the Test and Measurement segment have numerous customers and are not dependent upon a single or a few customers.


Backlog

The backlog of orders believed to be firm as of September 30, is $2,071,000 for 1998 and $3,861,000 for 1997. The backlog relates to contracts awarded by government agencies or commercial customers.
Approximately $110 thousand of the orders included in the September 30, 1998 backlog may not be filled during the Company's current fiscal year.


Marketing and Sales

The Company sells its products and services through a combination of a direct sales force, manufacturer's representatives, distributors and commission salespeople. Each business unit is responsible for its own sales organization. Typically, the Company's product businesses employ regional manufacturer's representatives on an exclusive geographic basis to form a nationwide or worldwide distribution organization; the business unit is responsible for marketing and sales management and provides the representatives with sales and technical expertise on an "as-required" basis. To a great extent, the marketing and sales of the Company's larger products and systems consist of a joint effort by the business unit's senior management, its direct sales force and manufacturer's representatives to sophisticated customers. The manufacturer's representatives are compensated on a commission basis.


Research and Development

The Company conducts considerable research and development to support existing products and develop new products. (See the accompanying Consolidated Statements of Operations). The Company holds patents and rights in various fields of technology. The technology of the Company is generally an advancement of the "state of the art", and the Company expects to maintain a competitive position by continuing such advances rather than relying on patents. Licenses to other companies to use Company-developed technology have been granted and are expected to be of benefit to the Company, though royalty income received in recent years has not been material in amount and is not expected to be material in the foreseeable future.


Competition

The Company and each of its business units are subject to intense competition. The Company faces competition from at least several companies, many of which are larger than MTI and have greater financial resources. While the business units in the Company's Test and Measurement segment each have a major share of their respective markets, the Company does not consider any of them to be dominant within its industry.

The primary competitive considerations in the test and measurement segment are: product quality and performance, price and timely delivery. The Company believes that its product development skills and reputation are competitive advantages.


Employees

The total number of employees of the Company and its subsidiaries was 123 as of September 30, 1998, compared to 178 as of the beginning of the fiscal year.


Executive Officers

The executive officers of the registrant (all of whom serve at the pleasure of the Board of Directors), their ages, and the position or office held by each, are as follows:

        Position or Office                   Name                   Age

Chief Executive Officer,               George C. McNamee             52
 and a Director

Vice President and Chief               Cynthia A. Scheuer            37
  Financial Officer

Vice President and General Manager,    Denis P. Chaves               58
 Advanced Products

President and Chief Executive Officer  James R. Clemens              49
 Ling Electronics, Inc.

Mr. McNamee has been Chief Executive Officer of the Company since April 1998 and a director since 1996.

Ms. Scheuer was appointed Vice President and Chief Financial Officer of the Company in November 1997. Prior to joining the Company, she was a senior business assurance manager at Coopers & Lybrand L.L.P. where she was employed since 1983.

Mr. Chaves has been Vice President and General Manager of the Company's Advanced Products Division since 1987 and was Vice President and General Manager of the Company's L.A.B. Division from January 1994 until it was sold in September, 1997. Previously, he served as Manager of Corporate Marketing for the Company from 1981 to 1987.

Mr. Clemens has been President and Chief Executive Officer of Ling Electronics, Inc., a wholly owned subsidiary of the Company, since April 1998. Mr. Clemens was previously Vice President and General Manager of Ling from April 1997 to April 1998. From December 1994 to March 1997, he was a site manager for Teleflex Control. From September 1992 to November 1994, he was President and Chief Operating Officer of MTI's former subsidiary United Telecontrol Electronics, Inc.


ITEM 2:  PROPERTIES

The Company owns and leases property in New York and California. In management's opinion, the facilities are generally well-maintained and adequate to meet the Company's current and future needs.

The Company's corporate headquarters are located on a 36 acre site in Latham, New York. The site includes three separate buildings that contain a total of approximately 116,000 square feet. In October 1998, the Company completed construction of a new manufacturing and office facility for Advanced Products and corporate headquarters. The former Advanced Products facility has been renovated and is being rented to Plug Power, as part of the Company's capital contribution to Plug Power. See "Significant Developments in the Business". The lease expires on September 30, 2008. The third building is being rented to Plug Power and NYFM, Incorporated. Both Plug Power's and NYFM Incorporated's leases expire on March 31, 1999.


Ling Electronics', Inc. leases approximately 85,000 square feet of office and manufacturing space in Anaheim, California. The lease will expire in June of 2003.

In addition to the above property, the Company and its subsidiaries lease several small offices for field engineering and/or marketing personnel at various locations in the United States and United Kingdom.


ITEM 3:  LEGAL PROCEEDINGS

At any point in time, the Company and its subsidiaries may be involved in various lawsuits or other legal proceedings; these could arise from the sale of products or services or from other matters relating to its regular business activities, may relate to compliance with various governmental regulations and requirements, or may be based on other transactions or circumstances. The Company does not believe there are any such proceedings presently pending that could have a material adverse effect on the Company's financial condition except for the matters described in Note 13 to the accompanying Consolidated Financial Statements (which description is incorporated herein by reference).

On or about February 6, 1997, Ling Holdings Group, Inc. ("Holdings") commenced an action against the Company and its former chief executive officer, R. Wayne Diesel, in the Superior Court, Orange County, California, entitled Ling Holdings Group, Inc. v. Mechanical Technology Inc. et al, No. 775074. In that action, Holdings alleged nine causes of action against the Company for breach of contract and tort. All of the claims related to a Stock Purchase Agreement between Holdings and the Company. In the action, Holdings sought specific performance of the Stock Purchase Agreement (i.e., the sale of two subsidiaries of the Company, Ling Electronics, Inc. and Ling Electronics Limited), as well as compensatory and punitive damages. The Company asserted counterclaims.

In August 1998, all but five of Holdings' causes of action were dismissed with prejudice. The remaining causes of action were dismissed with prejudice in an oral statement of decision by the court after a trial, which began on September 21 and concluded September 30, 1998. The Company's counterclaims were dismissed, as well. The judgment, based upon the court's September 30 statement of decision, was entered November 17, 1998. Holdings will have 60 days from the mailing of notice of entry of the judgment to appeal.


ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the registrant's security holders during the fourth quarter of fiscal 1998.


PART II


ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

Price Range of Common Stock

Since August 1994, the Company's Common Stock has been traded on the over-the-counter market and is listed under the symbol MKTY on the OTC Bulletin Board. Set forth below are the highest and lowest prices at which shares of the Company's Common Stock have been traded during each of the Company's last two fiscal years.

                                         High         Low
Fiscal Year 1998
	First Quarter                   6-3/4        3-3/4
	Second Quarter                  8-1/8        3-1/2
	Third Quarter                   8-1/8        5-11/16
	Fourth Quarter                  9-3/8        6

Fiscal Year 1997
        First Quarter                   2-7/8        1-1/2
        Second Quarter                  2-3/4        1-7/8
        Third Quarter                   3-1/2        1-7/8
        Fourth Quarter                  4-1/3        2-1/4

Number of Equity Security Holders

As of December 11, 1998, the Company had approximately 538 holders of its $1.00 par value Common Stock. In addition, there are approximately 1,356 beneficial owners holding stock in "street" name.

Dividends

The payment of dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Company. The Company has never paid and does not anticipate paying dividends in the foreseeable future.

ITEM 6:  SELECTED FINANCIAL DATA

The following table sets forth summary financial information regarding Mechanical Technology Incorporated for the years ended September 30, as indicated:

Statement of Earnings Data         (In thousands, except per share data)
                                      Restated  Restated   Restated   Restated
                             1998       1997      1996       1995       1994

Net Sales               $  21,028   $ 24,102  $ 22,755   $ 18,140   $ 29,721

Gain on sale of
subsidiary/division or
building                        -      2,012       750      6,779      1,856

(Loss) Income from
Continuing Operations
Before Extraordinary
Item and Income Taxes      (2,006)     2,701       673      3,352        816

(Loss) Income from
Continuing Operations
before Extraordinary Item  (2,031)     2,558       598      3,256        201

Extraordinary Item -
Gain on Extinguish-
ment of Debt, net of
taxes($106)                     -      2,507         -          -          -

(Loss) Income from
Continuing Operations      (2,031)     5,065       598      3,256        201

(Loss) Income from
Discontinued
Operations, Net
of Taxes                   (2,285)(1)   (545)    3,150       (334)   (24,579)(2)


Net(Loss)Income         $  (4,316)  $  4,520  $  3,748   $  2,922   $(24,378)

Diluted Earnings
Per Share (3)

(Loss) Income from
Continuing Operations
before Extraordinary
Item                    $   (0.35)  $   0.45  $   0.15   $   0.91   $   0.05

Extraordinary Item              -       0.44         -          -          -

(Loss)Income from
Discontinued
Operations                  (0.38)     (0.09)     0.81      (0.09)      6.96

Net (Loss)Income        $   (0.73)  $   0.80  $   0.96   $   0.82   $  (6.91)

Weighted Average Shares
Outstanding and
Equivalents             5,937,158  5,672,045 3,911,952  3,559,789  3,529,881

Balance Sheet Data:
Working Capital
(Deficit)               $   5,779   $  7,696  $  7,086   $  2,712   $ (6,219)

Total Assets               21,128     14,003    13,481     13,444     23,971

Total Long-Term
Debt                            0          0     5,508      6,960     11,182

Total Shareholders'
Equity (Deficit)           11,124      8,213     2,164     (3,490)    (6,418)
_______________________
(1) Includes a net charge of $1,769 related to the discontinuance of the Company's Technology Division.
(2) Includes a net charge of $15,415 related to the discontinuance of the Company's United Telecontrol Electronics, Inc. subsidiary.
(3) Earnings per share have been restated to comply with SFAS No. 128, "Earnings Per Share."


Prior years have been restated to reflect the Technology and Defense/Aerospace segments as discontinued operations. (See Note 15 to the accompanying Consolidated Financial Statements).

There were no cash dividends on common stock declared for any of the periods presented.


ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Results of Operations: 1998 in Comparison with 1997

The following three paragraphs summarize significant organizational changes, which impact the comparison of 1998 and 1997 results of operations.

On June 27, 1997, the Company and Edison Development Corp. ("EDC"), a subsidiary of DTE Energy Co. formed a joint venture, Plug Power L.L.C. ("Plug Power") to further develop the Company's Proton Exchange Membrane Fuel Cell technology. In exchange for its contribution of employees, contracts, intellectual property and certain other assets that had comprised the fuel cell research and development business activity of the Technology segment (which assets had a net book value of $357 thousand), the Company received a 50% interest in Plug Power. The Company's interest in Plug Power may be reduced in certain circumstances. EDC made an initial cash contribution of $4.75 million in exchange for the remaining 50% interest in Plug Power. The Company's investment in Plug Power is included in the balance sheet caption "Investment in Joint Venture"; the assets contributed by the Company to Plug Power had previously been included in the assets of the Company's Technology segment. See the supplemental disclosure regarding Contribution of Net Assets to Joint Venture in the Consolidated Statements of Cash Flows for additional information regarding the assets contributed by the Company to Plug Power.

The sale of the Company's Technology Division, the sole component of the Technology segment, to NYFM, Incorporated (a wholly owned subsidiary of Foster-Miller, Inc., a Waltham, Massachusetts-based technology company) on March 31, 1998 completed management's planned sale of non-core businesses. Accordingly, the Company no longer includes Technology among its reportable business segments and now operates in only one segment, Test and Measurement. The Technology Division is reported as a discontinued operation as of December 26, 1997, and the consolidated financial statements have been restated to report separately the net assets and operating results of the business. Net assets of the discontinued operation were $8 thousand and $3,186 thousand at September 30, 1998 and 1997, respectively and the loss on discontinued operations included a loss from operations of $516 thousand and a loss on disposal of $1,769 thousand at September 30, 1998. The loss on disposal includes a provision for estimated operating results prior to disposal. The Company's prior year financial statements have been restated to conform to this treatment.

On September 30, 1997, the Company sold all of the assets of its L.A.B. Division to Noonan Machine Company of Franklin Park, IL. The Company received $2,600 thousand in cash and two notes, totaling $650 thousand, from Noonan Machine Company. The purchaser has requested that the principal amount of the note be reduced to reflect the resale value of certain assets of L.A.B. The Company is enforcing its rights with respect to the note. The net proceeds from the sale were used to pay down all outstanding debt and build working capital. The sale of L.A.B. resulted in a $2,012 thousand gain, which was recorded in the fourth quarter of fiscal year 1997. In addition, $250 thousand of the proceeds associated with one of the notes was recorded as deferred revenue due to the possible reduction of the $250 thousand note receivable, in the event of a sale of certain fixed assets, in accordance with the terms of the note.

The following is management's discussion and analysis of certain significant factors, which have affected the Company's results of operations for 1998 compared to 1997. This discussion relates only to the Company's continuing operations.

Sales for fiscal 1998 totaled $21.0 million compared to $24.1 million for the prior year, a decrease of $3.1 million or 12.8%. This decrease is attributable to the reduction of sales resulting from the sale of the L.A.B. Division on September 30, 1997, which reported sales of $3.3 million and operating income of $500 thousand at September 30, 1997. Advanced Products reported a sales increase of 26.2% and Ling reported a sales decrease of 11.3% in the year ended September 30, 1998.

Selling, general and administrative expenses for fiscal 1998 were 27.6% of sales, as compared to 29.1% in 1997. Product development and research costs during fiscal 1998 were 4% of sales, compared to 4.2% for 1997. Lower levels of general/administrative expenses for fiscal 1998 resulted primarily from cost reduction efforts during fiscal 1998 as well as the elimination of costs for L.A.B. of $600 thousand.

Operating income of $2 million at September 30, 1998 represented a $400 thousand or 24% increase from the $1.6 million operating income recorded during the same period last year. The increase is the result of increased sales levels for Advanced Products and improved margins as a result of cost control measures. Excluding the L.A.B. division results in 1997, operating income increased $900 thousand.

In addition to the matters noted above, during the fourth quarter of fiscal 1998, the Company recorded a $3.8 million loss from the recognition of the Company's proportionate share of losses of the Plug Power joint venture compared to a $300 thousand loss in 1997. During the fourth quarter of fiscal 1997, the Company recorded a $2.0 million gain on the sale of the L.A.B. Division. Further, the Company recorded a $2.5 million extraordinary gain, net of taxes, on the extinguishment of debt during the first quarter of fiscal 1997.

Results during fiscal 1998 were enhanced by lower interest expense, principally resulting from reduced indebtedness. Moreover, the Company benefited from reduced income tax expense due to the loss generated by discontinued operations and the use of net operating loss carryforwards. However, as a result of recent ownership changes, the availability of further net operating loss carryforwards to offset future taxable income will be significantly limited pursuant to the Internal Revenue Code.


Results of Operations: 1997 in Comparison with 1996

The following three paragraphs summarize significant organizational changes, which impact the comparison of 1997 and 1996 results of operations.

On September 30, 1997, the Company sold all of the assets of its L.A.B. Division to Noonan Machine Company of Franklin Park, IL. The Company received $2,600 thousand in cash and two notes, totaling $650 thousand, from Noonan Machine Company. The purchaser has requested that the principal amount of the note be reduced to reflect the resale value of certain assets of L.A.B. The Company is enforcing its rights with respect to the note. The net proceeds from the sale were used to pay down all outstanding debt and build working capital. The sale of L.A.B. resulted in a $2,012 thousand gain, which was recorded in the fourth quarter of fiscal year 1997. In addition, $250 thousand of the proceeds associated with one of the notes was recorded as deferred revenue due to the possible reduction of the $250 thousand note receivable, in the event of a sale of certain fixed assets, in accordance with the terms of the note.

On June 27, 1997, the Company and Edison Development Corp. ("EDC"), a subsidiary of DTE Energy Co. formed a joint venture, Plug Power L.L.C. ("Plug Power") to further develop the Company's Proton Exchange Membrane Fuel Cell technology. In exchange for its contribution of employees, contracts, intellectual property and certain other assets that had comprised the fuel cell research and development business activity of the Technology segment (which assets had a net book value of $357 thousand), the Company received a 50% interest in Plug Power. The Company's interest in Plug Power may be reduced in certain circumstances. EDC made an initial cash contribution of $4.75 million in exchange for the remaining 50% interest in Plug Power. The Company's investment in Plug Power is included in the balance sheet caption "Investment in Joint Venture"; the assets contributed by the Company to Plug Power had previously been included in the assets of the Company's Technology segment. See the supplemental disclosure regarding Contribution of Net Assets to Joint Venture in the Consolidated Statements of Cash Flows for additional information regarding the assets contributed by the Company to Plug Power.

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

The following is management's discussion and analysis of certain significant factors, which have affected the Company's results of operations for 1997 compared to 1996. This discussion relates only to the Company's continuing operations.

Sales for fiscal 1997 totaled $24.1 million compared to $22.8 million for the prior year, an increase of 5.9% in fiscal 1997 compared to fiscal 1996. L.A.B and Advanced Products reported sales increases of 7.8% and 19.4%, respectively and Ling reported a sales decrease of 0.2%.

Selling, general and administrative expenses for fiscal 1997 were 29.1% of sales, as compared to 31.1% in 1996. Product development and research costs during fiscal 1997 were 4.2% of sales, compared to 3.0% for 1996. Lower levels of general/administrative expenses for fiscal 1997 resulted primarily from cost reduction efforts during fiscal 1997 as well as certain expenses having been incurred during 1996 in connection with the now-discontinued efforts to sell Ling.

Company 1997 operating income totaled $1.6 million compared to $1.1 million for fiscal 1996, or an increase of $500 thousand. The increase in operating income is primarily due to continuing growth of revenues. Increased operating income was achieved in spite of higher product development costs. All divisions reported improvements, however, Ling continues to experience an operating loss.

In addition to the matters noted above, during the fourth quarter of fiscal 1997, the Company recorded a $2.0 million gain on the sale of the L.A.B. Division and a $330 thousand loss from the recognition of the Company's proportionate share of the loss of the Plug Power joint venture. Sales for the L.A.B. Division were $3.3 million in 1997 and $3.1 million in 1996. Further, the Company recorded a $2.5 million extraordinary gain, net of taxes, on the extinguishment of debt during the first quarter of fiscal 1997. Fiscal 1996 results included a $750 thousand gain from the sale of its former subsidiary ProQuip, as a result of the removal of contingencies.

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


Liquidity and Capital Resources

At September 30, 1998, the Company's order backlog was $2.1 million, a decrease of $1.8 million from the prior year-end. This reduction reflects a decline due to orders expected in the fourth quarter of 1998 being shifted to the next fiscal year.

Inventories increased by $362 thousand in 1998 to support increased sales levels at Advanced Products. Additionally, accounts receivable increased by $477 thousand in 1998 due to the timing of sales at the end of the fiscal year.

Cash flow from continuing operations was $513 thousand in 1998 compared with $1,089 thousand in 1997 and ($49) thousand in 1996. Cash flow from operating activities was impacted in 1998 and 1997 by positive operating income and fluctuations in working capital components.

Working capital was $5.8 million at September 30, 1998, a $1.9 million decrease from $7.7 million at fiscal year-end 1997. Capital used during fiscal 1998 was principally to fund short term operating cash flow requirements and pay construction costs.

Capital expenditures were $3,166 thousand for 1998, $377 thousand for 1997 and $170 thousand for 1996. The increased capital expenditures in 1998 were in accordance with the higher level of planned expenditures and the construction of a new facility for Advanced Products and corporate headquarters and renovations to an existing building leased to Plug Power. Capital expenditures in 1999 are expected to be about $4.4 million, which consists of additional expenditures associated with the construction of the new facility, computer software and hardware costs and manufacturing equipment. The Company expects to finance these expenditures with cash from operations and existing credit facilities. As of September 30, 1998, the Company was committed to construction costs of approximately $2,856 thousand.

Cash and cash equivalents were $5,567 thousand at September 30, 1998 compared to $1,421 thousand at September 30, 1997, this increase is attributable to $6,992 thousand of net cash proceeds from the sale of common shares to existing shareholders through a rights offering, which closed on September 30, 1998 net of payments associated with the Company's construction project.

At September 30, 1998 and 1997, there were no borrowings outstanding on the lines of credit. The Company has a working capital line of credit available in the amount of $4 million and a $1 million equipment line of credit. These lines of credit expire on January 31, 2000.

The reduction in net assets of discontinued operations of $3,178 thousand includes the transfer of $878 thousand of assets to continuing operations (principally land, building and management information systems) as well as the accrual for the loss on disposal of the Technology Division. Such accrual included a provision for estimated operating results prior to disposal and an estimate of the loss on disposal and winddown of the Technology Division, which totaled $1,769 thousand. The sale of the Technology Division was completed as of March 31, 1998.

On July 31, 1998, Plug Power asked the Company to commit to contribute $5 million (in cash, other assets and research credits) to Plug Power to fund continuing operations for the period August 1, 1998 through March 31, 1999. The Company has committed to the $5 million contribution request, which will be funded by the proceeds from the rights offering. On August 5, 1998, EDC and the Company each made short-term loans of $500 thousand to Plug Power, which were subsequently contributed to capital on September 23, 1998. On September 23, 1998, the Company also contributed $500 thousand of accounts receivable from Plug Power to equity. A liability for $4 million was recorded as of September 30, 1998 to reflect the Company's additional obligation to fund Plug Power during 1999. In addition, Plug Power will continue to need substantial investment for the foreseeable future. Plug Power continues to pursue strategic partners and additional sources of capital. Plug Power is currently negotiating with several strategic partners and has signed a preliminary Memorandum of Understanding with General Electric Power Systems. There is no assurance, however, that Plug Power will successfully conclude any transactions with strategic partners or find other sources of capital. If other sources of funding cannot be found, the Company will be faced with contributing and/or lending additional capital to Plug Power or dilution of its interest in Plug Power. If EDC and the Company stop funding Plug Power and no additional sources of capital are found, Plug Power will not be able to continue as a going concern.

During fiscal 1996, First Albany Companies, Inc. ("FAC") had purchased 909,091 shares of the Company's Common Stock from the New York State Superintendent of Insurance as the court-ordered liquidator of United Community Insurance Company ("UCIC"). In connection with this purchase, FAC also acquired certain rights to an obligation ("Term Loan") due from the same finance company ("FCCC") to whom the Company was obligated under the Note Payable. FCCC was in default of its Term Loan to UCIC. FAC, as the owner of the rights to the Term Loan, filed suit seeking payment and obtained a summary judgment. Collateral for the FCCC Term Loan included the Company's Note Payable to FCCC. FAC exercised its rights to the collateral securing the Term Loan, including the right to obtain payment on the Note Payable directly from the Company. On December 27, 1996, the Company and FAC entered into an agreement under which the Company issued to FAC 1.0 million shares of Common Stock in full satisfaction of the Note Payable of $3 million and accrued interest of $1.2 million. Accordingly, the Company realized a gain on the extinguishment of debt totaling $2.5 million, net of approximately $100 thousand of transaction related expenses and net of taxes of $106 thousand.

The Company benefited in fiscal 1997 from the sale of the L.A.B. Division on September 30, 1997, with cash proceeds of $2.6 million and two notes receivable for a total of $650 thousand. The cash proceeds were used to pay off the remaining balance on the Company's term loan to Chase
Manhattan Bank and to provide for general working capital needs.

The Company anticipates that it will be able to meet the liquidity needs of its continuing operations from cash flow generated by operations and borrowing under its existing lines of credit.


Debt

The Industrial Development Agency for the Town of Colonie has agreed to issue $6 million in Industrial Development Revenue Bonds ("IDR") on behalf of the Company to assist in the construction of a new building for

Advanced Products and the Company's corporate staff and renovation of existing buildings leased to Plug Power. The construction project is due to be completed as of April 1999. First Albany Companies, Inc. ("FAC"), which owns 34% of the Company's stock, will underwrite the sale of the IDR Bonds. Proceeds of the IDR Bonds will be deposited with a trustee for the bondholders. The Company may draw the bond proceeds to cover qualified project costs. The bond closing is expected to be completed on or about December 17, 1998. FAC will receive no fees for underwriting the IDR Bonds but will be reimbursed for its out of pocket costs.


Year 2000

General

Mechanical Technology Incorporated's company-wide Year 2000 plan is proceeding on schedule. The plan is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000 as well as the ability to recognize the leap year date of February 29, 2000. The plan has been divided into six areas: (1)Systems evaluation, (2) Software evaluation, (3) Third-party suppliers, (4) Facility systems, (5) Products and (6)Contingency plans. The general phases common to all segments are: (1) Inventorying Year 2000 items, (2) Assigning priorities to identified items, (3) Assessing the Year 2000 compliance of items determined to be material to the Company, (4) Repairing or replacing material items that are determined not to be Year 2000 compliant, (5) Testing material items and (6) Designing and implementing contingency and business continuation plans for each organization and company location.

Systems Evaluation

At September 30, 1998, all internal systems have been identified, inventoried, prioritized and assessed for Year 2000 compliance. Systems found to be totally non-compliant were replaced, the remaining systems were found to be in compliance. Plans are being developed to ensure that staff are available to oversee restarting certain machines and manually adjusting their dates.

Software Evaluation

At September 30, 1998, all software material to the Company has been identified, evaluated, and placed into one of three categories: (1) Found to be in full compliance and certified as such by vendors, (2) Identified as requiring update or (3) Identified as requiring replacement with compliant software. Those in the latter category have been included in the current budget.

Third-Party Suppliers

This phase of the Year 2000 Plan will be completed by the end of the 2nd Quarter of fiscal 1999. These third-party suppliers are in the process of implementing their own plans with an expected completion date of 1999. If any provider is not successfully compliant, the Company will evaluate selecting alternative providers at that time.

Facility Systems

The facility systems review is complete.  All systems are believed to be

Year 2000 compliant including telephone, fire alarm, security, elevator and network components.

Products

The Company has evaluated both current product offerings and products in the field to determine their ability to comply with Year 2000 issues. The products were found to be non-compliant, compliant if modifications are made, fully compliant or not impacted (that is, the product does not have a computer or contains an embedded computer but does not use a date function). Those products identified as non-compliant are products in the field that are not Year 2000 compliant, cannot be modified and must be replaced. Products which can be modified will have upgrades available for sale during fiscal 1999.

Contingency Plans

This phase is currently being developed. Contingency plans should be in place by the end of the 2nd Quarter of fiscal 1999.

Costs

The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 project is approximately $120 thousand, which includes software, hardware and cabling upgrade and replacement costs. This estimate does not include the Company's potential share of Year 2000 costs that may be incurred by joint ventures, in which the company participates but is not the operator. The total amount expended on the Plan through September 30, 1998 was $34 thousand for the upgrade and replacement of hardware.

Risks

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Plan is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material customers. The Company believes that, with the implementation and completion of the Year 2000 Plan as scheduled, the possibility of significant interruptions of normal operations should be reduced.

Statements in this Form 10-K or in documents incorporated herein by reference that are not statements of historical fact constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding future revenues, expenses and profits. These forward looking statements are subject to known and unknown risks, uncertainties or other factors that may cause the actual results of the Company to be materially different from the historical results or from any results expressed or implied by the forward looking statements. Such risks and factors include, but are not limited to, those discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations".


ITEM 8:  FINANCIAL STATEMENTS

The financial statements filed herewith are set forth on the Index to Consolidated Financial Statements on Page F-1 of the separate financial section which follows page 33 of this report and are incorporated herein by reference.


ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.
PART III


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Executive Officers" in Item 1 of this Form 10-K Report, and the information which will be set forth in the section entitled "Election of Directors", and under the captions "Security Ownership of Certain Beneficial Owners" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in the section entitled "Additional Information", in the definitive Proxy Statement to be filed by the registrant, pursuant to Regulation 14A, for its Annual Meeting of Shareholders to be held on March 18, 1999 (the "1999 Proxy Statement"), is incorporated herein by reference.


ITEM 11:  EXECUTIVE COMPENSATION

The information which will be set forth under the captions "Executive Compensation", "Compensation Committee Report", "Compensation Committee Interlocks and Insider Participation", "Employment Agreements", and "Directors Compensation", in the section entitled "Additional Information" in the registrant's 1999 Proxy Statement, is incorporated herein by reference.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information which will be set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the section entitled "Additional Information" in the registrant's 1999 Proxy Statement, is incorporated herein by reference.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information which will be set forth under the caption "Certain Information Regarding Nominees" in the section entitled "Election of Directors", and under the captions "Directors Compensation", "Security Ownership of Certain Beneficial Owners", and "Certain Relationships and Related Transactions", in the section entitled "Additional Information", in the registrant's 1999 Proxy Statement is incorporated herein by reference.

PART IV


ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
          FORM 8-K

(a) (1) The financial statements filed herewith are set forth on the Index to Consolidated Financial Statements on page F-1 of the separate financial section which accompanies this Report, which is incorporated herein by reference.

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

    4.28 Mortgage, dated January 31, 1991, executed by the registrant in favor of Chase Lincoln and securing the registrant's obligation to Chase Lincoln, including those under the UTE and ProQuip Loan Agreements.(2)

    4.30 Loan Agreement, dated as of September 30, 1998 between the registrant and Chase Lincoln relating to an $8,000,000 term loan to finance the registrant's acquisition of ProQuip, Inc. (the
                "ProQuip Loan Agreement").(1)

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

    4.35 Amendment Number One to Security Agreement, executed by the registrant on February 21, 1990, amending the Chase Lincoln Security Agreement.(1)

    4.36 Mortgage, dated February 21, 1990, executed by the registrant in favor of Chase Lincoln and securing the registrant's obligations to Chase Lincoln, including those under the UTE and ProQuip Loan Agreements.(1)

    4.37 Second Amendment to Loan Agreement, dated as of January 1, 1991, amending certain provisions of the ProQuip Loan Agreement. (2)

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

    4.87 Consent and waiver, dated December 21, 1993, from CLFB to the registrant with respect to the Amended and Restated Loan Agreement.(5)

    4.88 Amendment One to Amended and Restated Loan Agreement, dated as of August 1, 1994, between the registrant and Chase Manhattan Bank, N. A. which amends the Amended and Restated Loan Agreement to defer the payment due on June 30, 1994.(6)

    4.89 Amendment Two to Amended and Restated Loan Agreement with waiver, dated as of November 22,1994, between the registrant and Chase Manhattan Bank, N. A. which amends the Amended and Restated Loan Agreement and waives any existing defaults.(8)

    4.90 Additional Mortgage and Security Consolidation Agreement, dated as of October 6, 1995 executed by the registrant in favor of Chase Manhattan Bank, N.A. and securing the registrant's obligations to Chase Manhattan Bank, N.A.(9)

    4.91 Form of Note, in the amount of $340,000,executed by the registrant on October 6, 1995 to evidence its indebtedness to Chase Manhattan Bank, N.A. under the July 22, 1992 Loan Agreement.(9)

    4.92 Amendment Three to Amended and Restated Loan Agreement with waiver, dated as of November 30,1995, between the registrant and Chase Manhattan Bank, N. A. which amends the Amended and Restated Loan Agreement and waives any existing defaults.(9)

    4.93 Credit Agreement dated as of September 22, 1998 among Mechanical Technology Incorporated and
                KeyBank National Association ("KeyBank").

    4.94        Security Agreement, dated as of September 22,
                1998, executed by the registrant in favor of KeyBank and securing the registrant's obligations to KeyBank.

    4.95 Security Agreement, dated as of September 22, 1998, executed by Ling Electronics, Inc. (a wholly-owned subsidiary of the registrant) in favor of KeyBank and securing the registrant's obligations to KeyBank.

    4.96 Guaranty of Payment and Performance, dated as of September 22, 1998, executed by Ling Electronics,
                Inc. (a wholly-owned subsidiary of the
                registrant) in favor of KeyBank and guaranteeing payment of the registrant's obligations to KeyBank.

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

   10.18        Limited Liability Company Agreement of Plug
                Power, L.L.C., dated June 27, 1997, between
                Edison Development Corporation and Mechanical
                Technology, Incorporated. (12)(13)

   10.19 Contribution Agreement, dated June 27, 1997, between Mechanical Technology, Incorporated and
                Plug Power, L.L.C. (12)(13)

   10.20        Asset Purchase Agreement, dated as of September
                22, 1997, between Mechanical Technology,
                Incorporated and Noonan Machine Company. (12)

   10.21        Asset Purchase Agreement between MTI and NYFM,
                Incorporated, dated as of March 31, 1998.  (14)

   10.22        Option Agreement-Contribution Match between Plug
                Power, L.L.C. and MTI, dated as of April 24,
                1998.  (14)

   10.23        Option Agreement-Contribution Match between Plug
                Power, L.L.C. and MTI, dated as of June 15,
                1998.  (14)

   10.24        Contribution Agreement between Edison
                Development Corporation and MTI, dated as of
                June 10, 1998.  (14)

   10.25        Form of Notice of Guaranteed Delivery for
                Subscription Certificate.  (14)

   10.26        Form of American Stock Transfer & Trust Co.
                Agency Agreement.  (14)

   10.27        Form of Instructions for Subscription
                Certificate.  (14)

   10.28        Agreement between Mechanical Technology, Inc.
                and Malone & Tate Builders, Inc. for Building 1
                Construction.  (15)

   10.29        Mechanical Technology, Incorporated/Plug Power,
                L.L.C. Lease for Building III.  (15)

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

(12) Filed as an Exhibit (bearing the same exhibit number) to the registrant's Form 10-K Report for the fiscal year ended September
30,1997.

(13) Refiled herewith after confidential treatment request with respect to certain schedules and exhibits was denied by the Commission. Confidential treatment with respect to certain schedules and exhibits was granted.

(14) Filed as an Exhibit (bearing the same exhibit number) to the registrant's Form S-2 dated August 18, 1998.

(15) Filed as an Exhibit (bearing the same exhibit number) to the registrant's Report on Form 10-Q for the period ended June 26, 1998.

(a) (2) Schedule. The following consolidated financial statement schedule for each of the three years in the period ended September 30, 1998 is included pursuant to Item 14(d):

     Report of Independent Accountants on Financial Statements
     Schedule

     Schedule II--Valuation and Qualifying Accounts

(a) (3) One report on Form 8-K was filed during the quarter ending September 30, 1998.

The Company filed a Form 8-K Report, dated September 10, 1998, reporting under item 5 thereof Plug Power LLC's (a joint venture between MTI and DTE) its preliminary approval from its Board of Managers concerning its understanding with GE Power Systems, to brand, market and distribute Plug Power's residential fuel cells through a joint venture marketing subsidiary.


                                 SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MECHANICAL TECHNOLOGY INCORPORATED


Date: December 16, 1998 	 By:  /s/ G.C. McNamee
                                      George C. McNamee
                                      Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                  TITLE                                  DATE

/s/ George C. McNamee      Chief Executive Officer and
George C. McNamee          Chairman of the Board of Directors   12/16/98

/s/ Cynthia A. Scheuer     Chief Financial Officer
Cynthia A. Scheuer         (Principal Financial and Accounting
                           Officer)                                "

/s/ Dale W. Church         Director                                "
Dale W. Church

/s/ Edward A. Dohring      Director                                "
Edward A. Dohring

/s/ Alan P. Goldberg       Director                                "
Alan  P. Goldberg

/s/ E. Dennis O'Connor     Director                                "
E. Dennis O'Connor

/s/ Walter L. Robb         Director                                "
Dr. Walter L. Robb

/s/ Beno Sternlicht        Director                                "
Dr. Beno Sternlicht


                      REPORT OF INDEPENDENT ACCOUNTANTS
                      ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Shareholders of Mechanical Technology Incorporated


Our audits of the consolidated financial statements referred to in our report dated November 6, 1998 appearing on page F-2 of this Form 10-K of Mechanical Technology Incorporated also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



                                      /s/  PricewaterhouseCoopers L.L.P.

Albany, New York
November 6, 1998

                                                                  SCHEDULE II

                MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                         VALUATION AND QUALIFYING ACCOUNTS
                              (DOLLARS IN THOUSANDS)

                                 Additions
               Balance at  Charged to  Charged                Balance
               beginning   costs and   to other              at end of
Description    of period    expenses   accounts  Deductions   period

Allowance for
  doubtful accounts

    Year ended
      September 30:

        1998   $       94  $       95  $      -  $       90  $      99
        1997           73          49         -          28         94
        1996           58          26         -          11         73

Valuation allowance
  for deferred tax assets

    Year ended
      September 30:

        1998   $    2,754  $    1,335  $      -  $        -  $   4,089
        1997        4,264           -         -       1,510      2,754
        1996        5,565           -         -       1,301      4,264

Includes accounts written off as uncollectible, recoveries and the effect of currency exchange rates.


              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


                                                            Page

Report of Independent Accountants. . . . . . . . . . .	    F-2


Consolidated Financial Statements:


  Balance Sheets as of September 30, 1998 and 1997 . . 	 F-3 & F-4

  Statements of Operations for the Years Ended
        September 30, 1998, 1997 and 1996 . . . . . . . .   F-5


  Statements of Shareholders' Equity for the Years Ended
        September 30, 1998, 1997 and 1996 . . . . . . . .   F-6


  Statements of Cash Flows for the Years Ended
        September 30, 1998, 1997 and 1996 . . . . . . . .F-7 - F-8


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

                    REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Mechanical Technology Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and retained earnings and of cash flows present fairly, in all material respects, the financial position of Mechanical Technology Incorporated and Subsidiaries at September 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                            /s/ PricewaterhouseCoopers L.L.P.


Albany, New York
November 6, 1998

                MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                            September 30, 1998 and 1997


                                            (Dollars in thousands)
                                                          Restated
                                               1998         1997
                                             -------      --------
            ASSETS


CURRENT ASSETS

  Cash and cash equivalents                  $ 5,567      $  1,421
  Accounts receivable, less allowance of
    $99 (1998) and $94 (1997)                  4,959         4,482

  Accounts receivable - Joint Venture             87             -

  Inventories                                  3,748         3,386
  Taxes receivable                                 8
  Note receivable - current                      327           315
  Prepaid expenses and other current assets      472           102
  Net assets of a discontinued operation           8         3,186
                                             -------      --------

    Total Current Assets                      15,176        12,892


Property, Plant and Equipment, net             4,467           749

Note receivable - noncurrent                     264           335

Investment in Joint Venture                    1,221            27
                                             -------      --------

        Total Assets                         $21,128      $ 14,003
                                             =======      ========
















The accompanying notes are an integral part of the consolidated financial statements.

                MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS (Continued)
                            September 30, 1998 and 1997

                                            (Dollars in thousands)
                                                          Restated
                                               1998         1997
                                             -------      --------
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Income taxes payable                       $     5      $     73
  Accounts payable                             2,064         1,389
  Accrued liabilities                          3,328         3,734
  Contribution payable-Joint Venture           4,000             -

   Total Current Liabilities                   9,397         5,196

LONG-TERM LIABILITIES
   Deferred income taxes and other credits       607           594
                                             -------      --------

     Total Liabilities                       $10,004      $  5,790
                                             -------      --------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, par value $1 per share,
   authorized 15,000,000; issued
   7,182,645 (1998) and 5,908,661 (1997)       7,183         5,909
  Paid-in capital                             19,866        13,923
  Deficit                                    (15,885)      (11,569)
                                             -------      --------
                                              11,164         8,263
  Foreign currency translation adjustment        (11)          (19)
  Common stock in treasury, at cost,
    3,000 shares (1998 and 1997)                 (29)          (29)
  Restricted stock grants                          -            (2)
                                             -------      --------

     Total Shareholders' Equity               11,124         8,213
                                             -------      --------

 Total Liabilities and Shareholder's Equity  $21,128      $ 14,003
                                             =======      ========









The accompanying notes are an integral part of the consolidated financial statements.

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
              For the Years Ended September 30, 1998, 1997 and 1996
                    (Dollars in thousands, except per share)

                                                Restated  Restated
                                        1998      1997      1996
                                      -------   --------  --------
Net sales                             $21,028   $ 24,102  $ 22,755
Cost of sales                          12,386     14,474    13,925
                                      -------   --------  --------
Gross profit                            8,642      9,628     8,830

Selling, general and
 administrative expenses                5,812      7,015     7,071
Product development
 and research costs                       831      1,020       690
                                      -------   --------  --------
  Operating income                      1,999      1,593     1,069

Interest expense                         (102)      (323)     (790)
Gain on sale of division
 /subsidiary                                -      2,012       750
Equity in joint venture loss           (3,806)      (330)        -
Other (expense)income, net                (97)      (251)     (356)
                                      -------   --------  --------
  (Loss)Income from continuing
   operations before extraordinary
   item and income taxes               (2,006)     2,701       673

Income tax expense                         25        143        75
                                      -------   --------  --------
  (Loss)Income from continuing
   operations before extraordinary
   item                                (2,031)     2,558       598
Extraordinary Item- gain on
 extinguishment of debt, net
 of taxes ($106)                            -      2,507         -
                                      -------   --------  --------
(Loss)Income from continuing
 operations                            (2,031)     5,065       598
(Loss)Income from discontinued
 operations                            (2,285)      (545)    3,150
                                      -------   --------  --------
  Net(loss)income                     $(4,316)  $  4,520  $  3,748
                                      =======   ========  ========

Earnings per share (Basic and Diluted):
(Loss)income before extraordinary
 item                                 $  (.35)  $    .45  $    .15
Extraordinary Item                          -        .44         -
(Loss)income on discontinued operations  (.38)      (.09)        -
                                      -------   --------  --------

   Net (Loss)income                   $  (.73)  $    .80  $    .15
                                      =======   ========  ========

The accompanying notes are an integral part of the consolidated financial statements.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
             For the Years Ended September 30, 1998, 1997 and 1996
                             (Dollars in thousands)

                                                Restated  Restated
                                        1998      1997      1996
                                     --------   --------  --------
COMMON STOCK
  Balance, October 1                 $  5,909   $  4,902  $  3,569
 Issuance of shares - options              78          -         -
   Issuance of Shares                   1,196      1,007     1,333
                                     --------   --------  --------
  Balance, September 30              $  7,183   $  5,909  $  4,902
                                     ========   ========  ========
PAID-IN-CAPITAL
  Balance, October 1                 $ 13,923   $ 13,423  $ 12,856
   Issuance of shares - options           147          -         -
   Issuance of shares                   5,796        500       567
                                     --------   --------  --------
  Balance, September 30              $ 19,866   $ 13,923  $ 13,423
                                     ========   ========  ========

DEFICIT
  Balance, October 1                 $(11,569)  $(16,089) $(19,837)
   Net(loss)income                     (4,316)     4,520     3,748
                                     --------   --------  --------
  Balance, September 30              $(15,885)  $(11,569) $(16,089)
                                     ========   ========  ========

FOREIGN CURRENCY TRANSLATION ADJUSTMENT
  Balance, October 1                 $    (19)  $    (19) $    (20)
   Adjustments                              8          -         1
                                     --------   --------  --------
  Balance, September 30              $    (11)  $    (19) $    (19)
                                     ========   ========  ========

TREASURY STOCK
  Balance, October 1                 $    (29)  $    (29) $    (29)
   Restricted stock grants                  -          -         -
                                     --------   --------  --------
  Balance, September 30              $    (29)  $    (29) $    (29)
                                     ========   ========  ========

RESTRICTED STOCK GRANTS
  Balance, October 1                 $     (2)  $    (24) $    (29)
   Grants issued/vested,net                 2         22         5
                                     --------   --------  --------
  Balance, September 30              $      -   $     (2) $    (24)
                                     ========   ========  ========
SHAREHOLDERS' EQUITY
  September 30                       $ 11,124   $  8,213  $ (2,164)
                                     ========   ========  ========



The accompanying notes are an integral part of the consolidated financial statements.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For The Years Ended September 30, 1998, 1997 and 1996
                             (Dollars in thousands)
                                                Restated  Restated
                                        1998      1997      1996
                                      -------   --------  --------
OPERATING ACTIVITIES
 (Loss)Income from continuing
   operations                         $(2,031)  $  5,065  $    598
 Adjustments to reconcile net income
   to net cash provided (used) by
   continuing operations:
  Depreciation and amortization           323        243       233
  Gain on extinguishment of debt,
    net of taxes                            -     (2,507)        -
  Gain on sale of subsidiaries              -     (2,012)     (750)
  Equity in joint venture loss          3,806        330         -
  Accounts receivable reserve               5         21        15
  Loss on sale of fixed assets              9          -         -
  Deferred income taxes and other credits  13       (170)      (15)
  Other                                     -         31        29
 Changes in operating assets and liabilities net
  of effects from discontinued operations:
  Accounts receivable                  (1,069)       (44)   (1,635)
  Inventories                            (362)       228      (664)
  Escrow deposit                            -          -       750
  Prepaid expenses and other current
    assets                               (374)       (18)      240
  Accounts payable                        788        (87)       97
  Income taxes                            (76)       (49)        4
  Accrued liabilities                    (519)        58     1,049
                                      -------   --------  --------
Net cash provided (used) by
  continuing operations                   513      1,089       (49)
                                      -------   --------  --------
 Discontinued Operations:
  (Loss)/Income from discontinued
    operations                         (2,285)      (574)    3,150
  Adjustments to reconcile income to net cash
   provided (used) by discontinued operations:
   Changes in net assets/liabilities
     of discontinued operations         3,178         31    (1,598)
  Net assets transferred from
    discontinued operations              (878)         -         -
                                      -------   --------  --------
Net cash provided (used) by discontinued
  operations                               15       (543)    1,552
                                      -------   --------  --------
Net cash provided by operations           528        546     1,503
                                      -------   --------  --------
INVESTING ACTIVITIES
  Purchases of property, plant &
    equipment                          (3,166)      (377)     (170)
  Proceeds from sale of subsidiaries        -      2,600       750
  Principal payments from note receivable  59          -         -
  Note receivable Plug Power             (500)         -         -
                                      -------   --------  --------

Net cash (used)provided by investing
  activities                           (3,607)     2,223       580
                                      -------   --------  --------
FINANCING ACTIVITIES
  Private placement of common stock,
    net expenses                            -          -     1,900
  Proceeds from options exercised         225          -         -
  Proceeds from rights offering         7,178          -         -
  Costs of rights offering               (186)         -         -
  Net (payments) under line-of-credit
    and note agreement                      -       (100)   (3,308)
Principal payments on long-term debt        -     (1,310)     (688)
                                      -------   --------  --------
Net cash provided(used)by financing
  activities                            7,217     (1,410)   (2,096)
                                      -------   --------  --------
Effect of exchange rate changes on
  cash flows                                8          -         1
Increase (decrease) in cash and
  cash equivalents                      4,146      1,359       (12)
Cash and cash equivalents -
   beginning of year                    1,421         62        74
                                      -------   --------  --------
Cash and cash equivalents -
  end of year                         $ 5,567   $  1,421  $     62
                                      =======   ========  ========











The accompanying notes are an integral part of the consolidated financial statements.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
             For The Years Ended September 30, 1998, 1997 and 1996
                             (Dollars in thousands)


                                                Restated  Restated
                                        1998      1997     1996
                                      -------   --------  --------
Supplemental Disclosures

NONCASH INVESTING ACTIVITIES

   Contribution of net assets to
    joint venture
     Accounts receivable              $   500   $      -  $      -
     Note receivable                      500          -         -
     Inventories                            -          1         -
     Property, plant and equipment, net     -        452         -
     Accounts payable                       -        (46)        -
     Accrued liabilities                    -        (50)        -
     Contribution payable -
      Joint Venture                     4,000          -         -
                                      -------   --------  --------

                                      $ 5,000   $    357  $      -
                                      -------   --------  --------
   Proceeds from sale of subsidiary
     Notes receivable                 $     -   $    650  $      -
                                      -------   --------  --------

   Net noncash provided(used) in
     investing activities             $ 5,000   $  1,007  $      -
                                      -------   --------  --------

NONCASH FINANCING ACTIVITIES

   Conversion of Note Payable to
    Common Stock
     Note Payable extinguishment      $     -   $ (3,000) $      -
     Common stock issued                    -      1,500         -
     Accrued interest - Note Payable        -     (1,213)        -
                                      -------   --------  --------
     Net noncash used in financing
      activities                      $     -   $ (2,713) $      -
                                      -------   --------  --------

Net noncash provided(used)in
  investing/financing activities      $ 5,000   $ (1,706) $      -
                                      =======   ========  ========
























The accompanying notes are an integral part of the consolidated financial statements.

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. The Company has a 50% interest in a joint venture. The consolidated financial statements include the Company's investments in the joint venture (including obligations to invest), plus its share of undistributed earnings/losses. The investment is included in the financial line "Investment in Joint Venture".

Use of Estimates

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

Property, Plant, and Equipment

Property, plant and equipment are stated at cost and depreciated using primarily the straight-line method over their estimated useful lives ranging from 3 to 40 years. Significant additions or improvements extending assets' useful lives are capitalized; normal maintenance and repair costs are expensed as incurred. The cost of fully depreciated assets remaining in use are included in the respective asset and accumulated depreciation accounts. When items are sold or retired, related gains or losses are included in net income.

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  Accounting Policies (continued)

Income Taxes

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

Revenue Recognition

Sales of products are recognized when products are shipped to customers. Sales of products under long-term contracts are recognized under the percentage-of-completion method. Percentage-of-completion is based on the ratio of incurred costs to current estimated total costs at completion. Total contract losses are charged to operations during the period such losses are estimable.

Foreign Currency Translation

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

Earnings (Loss) Per Share

Effective October 1, 1997, the Company adopted Financial Accounting Standard No. 128, "Earnings per Share." In accordance with this Standard, net income(loss) per share is computed using the weighted average number of common shares outstanding during each year. Diluted net income(loss) per share includes the effects of all potentially dilutive securities. Earnings per share amounts for all periods presented have been computed in accordance with this Standard.

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Accounting Policies (continued)

Advertising

The costs of advertising are expensed as incurred. Advertising expense was approximately $83, $92 and $82 thousand in 1998, 1997, and 1996, respectively.

Asset Impairment

The Company adopted SFAS No. 121, "Accounting For The Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." This statement requires companies to record impairments to long-lived assets, certain identifiable intangibles, and related goodwill when events or changing circumstances indicate a probability that the carrying amount of an asset may not be fully recovered. Impairment losses are recognized when expected future cash flows are less than the asset's carrying value.

Reclassification and Restatement

Certain 1997 and 1996 amounts have been reclassified to conform with the 1998 presentation. The financial statements for 1997 and 1996 have also been restated to reflect the discontinuance of the Company's Technology Division (See Note 15).

(2) Inventories

Inventories consist of the following:

                (Dollars in thousands)               1998      1997
                                                   --------  --------

    Finished goods                                 $    112  $    205
    Work in process                                     791       967
    Raw materials, components and assemblies          2,845     2,214
                                                   --------  --------
                                                   $  3,748  $  3,386
                                                   ========  ========
(3) Property, Plant and Equipment

Property, plant and equipment consists of the following:

                (Dollars in thousands)               1998      1997
                                                   --------  --------

  Land and improvements                            $    125  $      -
  Buildings and improvements                          6,111         -
  Leasehold improvements                                517       568
  Machinery and equipment                             4,285     3,092
  Office furniture and fixtures                         866       579
                                                   --------  --------
                                                     11,904     4,239

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Property, Plant and Equipment (continued)

                (Dollars in thousands)               1998      1997
                                                   --------  --------

  Less accumulated depreciation                       7,437     3,490
                                                   --------  --------
                                                   $  4,467  $    749
                                                   ========  ========

At the beginning of 1998, assets with a net book value of $878 thousand consisting primarily of land, building and management information systems were transferred from discontinued operations to continuing operations.

Construction in progress, included in buildings and improvements, was approximately $1,371 thousand in 1998.

At the end of 1998, the Company was committed to approximately $2,856 thousand of future expenditures for new equipment and facilities.

Depreciation expense was $317, $216 and $194 thousand for 1998, 1997 and 1996, respectively. Repairs and maintenance expense was $177, $175 and $182 thousand for 1998, 1997 and 1996, respectively.

The cost and accumulated depreciation of buildings and improvements leased to Plug Power was:

                (Dollars in thousands)               1998      1997      1996
                                                   --------  --------  --------

      Cost                                         $  1,547  $     21  $      -
      Accumulated depreciation                         (660)      (17)        -
                                                   --------  --------  --------
                                                   $    887  $      4  $      -
                                                   ========  ========  ========
(4)  Notes Receivable

Notes receivable consists of the following:

                (Dollars in thousands)                         1998      1997
                                                             --------  --------

                 $250 with an interest rate of
                 10%, interest and principal due
                 September 30, 1998    (A)                   $    250  $    250

                 $400 with an interest rate of
                 10%, due in monthly installments
                 through September 30, 2002                       341       400
                                                             --------  --------
                                                                  591       650
                 Less:  Current portion                          (327)     (315)
                                                             --------  --------

                                                             $    264  $    335
                                                             ========  ========

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(4)  Notes Receivable (continued)

(A) The principal amount of this note may be reduced in accordance with the terms of the note in the event of a sale of the fixed assets. The purchaser has requested that the principal amount of the note be reduced to reflect the resale value of certain assets of L.A.B. The Company is enforcing its rights with respect to the note and is currently negotiating the collection of this note.

(5) Investment in Joint Venture

On June 27, 1997, the Company and Edison Development Corp. ("EDC"), a subsidiary of DTE Energy Co. formed a joint venture, Plug Power, L.L.C. ("Plug Power"), to further develop the Company's Proton Exchange Membrane Fuel Cell technology. In exchange for its contribution of contracts and intellectual property and certain other net assets that had comprised the fuel cell research and development business activity of the Technology segment (which assets had a net book value of $357 thousand), the Company received a 50% interest in Plug Power. The Company's interest in Plug Power may be reduced in certain circumstances. EDC made an initial cash contribution of $4.75 million in exchange for the remaining 50% interest in Plug Power. The Company's investment in Plug Power is included in the balance sheet caption "Investment in Joint Venture"; the assets contributed by the Company to Plug Power had previously been included in the assets of the Company's Technology segment. See the supplemental disclosure regarding Contribution of Net Assets to Joint Venture in the Consolidated Statements of Cash Flows for additional information regarding the assets contributed by the Company to Plug Power. The Company recorded the carrying value of the net assets contributed as its initial investment in Plug Power in recognition of the nature of the venture's undertaking.

On April 15, 1998, EDC contributed $2.25 million in cash to Plug Power. The Company contributed a below-market lease for office and manufacturing facilities in Latham, New York valued at $2 million and purchased a one-year option to match the remaining $250 thousand of EDC's contribution.
In May 1998, EDC contributed an additional $2 million to Plug Power and the Company purchased another one-year option to match that contribution. The Company paid approximately $191 thousand for the options, which mature in April 1999 ($250 thousand) and May 1999 ($2 million). If the Company does not exercise its options, they will lapse.

In August, 1998, the Company committed to contribute an additional $5 million dollars (in cash, accounts receivable and research credits) to Plug Power between August 5, 1998 and March 31, 1999 and recorded a liability representing this obligation. Such contributions will increase the Company's total contributions to Plug Power (including contributions of cash, assets, research credits, and a below market lease) to $11.75 million over the period commencing on June 27, 1997, and ending on March 31, 1999.

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(5) Investment in Joint Venture (continued)

On August 5, 1998, the Company made a short term loan to Plug Power of $500 thousand, which was subsequently contributed to capital on September 23, 1998. The Company also converted $500 thousand of its accounts receivable from Plug Power to capital on September 23, 1998. At September 30, 1998, the remaining obligation to provide additional funds to Plug Power was $4 million.

The Company has recorded its proportionate share of Plug Power's losses to the extent of its recorded investment in Plug Power (including the foregoing obligation to contribute an additional $4 million through March 31, 1999).

At September 30, 1998, the difference between the carrying value of the Company's investment in Plug Power and its interest in the underlying equity consists of the following:

          (Dollars in thousands)
Calculated 50% ownership                                 $ 2,431
Unrecognized negative goodwill                            (2,086)
Value of below market lease contribution                  (2,000)
Calculated 50% of equity value under option               (1,125)
Contribution liability                                     4,000
                                                         -------

Carrying value of Investment in Joint Venture            $ 1,221
                                                         =======

(6) Income Taxes

Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates.

Income tax expense (benefit) for the years ended September 30, consists of the following:

                (Dollars in thousands)               1998      1997      1996
                                                   --------  --------  --------
Continuing operations
        Federal                                    $     15  $     62  $     44
        State                                            10        81        31
        Deferred                                          -         -         -
                                                   --------  --------  --------
                                                         25       143        75
                                                   --------  --------  --------

Discontinued operations
        Federal                                           -       (17)       (8)
        State                                             -       (12)       (3)
        Deferred                                          -         -         -
                                                   --------  --------  --------
                                                          -       (29)      (11)
                                                   ========  ========  ========

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(6) Income Taxes (continued)
                (Dollars in thousands)               1998      1997      1996
                                                   --------  --------  --------
Extraordinary Item
        Federal                                           -        28         -
        State                                             -        78         -
        Deferred                                          -         -         -
                                                   --------  --------  --------
                                                          -       106         -
                                                   --------  --------  --------
                                                   $     25  $    220  $     64
                                                   ========  ========  ========
The significant components of deferred income tax expense (benefit) for the years ended September 30, are as follows:
                (Dollars in thousands)               1998      1997      1996
                                                   --------  --------  --------
Continuing operations
        Deferred tax (benefit) expense             $   (667) $   (356) $   (310)
        Net operating loss carryforward                 105     1,223       635
        Valuation allowance                             562      (867)     (325)
                                                   --------  --------  --------
                                                          -         -         -
                                                   --------  --------  --------
Discontinued operations
        Deferred tax (benefit) expense                 (508)       60      ( 52)
        Net operating loss carryforward                (265)     (251)    1,028
        Valuation allowance                             773       191      (976)
                                                   --------  --------  --------
                                                          -         -         -
                                                   --------  --------  --------
                                                   $      -  $      -  $      -
                                                   ========  ========  ========
Extraordinary item
        Deferred tax (benefit) expense                    -       (28)        -
        Net operating loss carryforward                   -       862         -
        Valuation allowance                               -      (834)        -
                                                   --------  --------  --------
                                                          -         -         -
                                                   --------  --------  --------
                                                   $      -  $      -  $      -
                                                   ========  ========  ========
The Company's effective income tax rate from continuing operations differed from the Federal statutory rate as follows:
                                                     1998      1997      1996
                                                   --------  --------  --------
Federal statutory tax rate                             (34%)      34%       34%
State taxes, net of
  federal tax effect                                      -        2%        3%
Meals and entertainment                                   -         -        1%
Additional tax gain on sale of
  subsidiary                                              -         -       11%
Change in valuation allowances                          28%      (32%)     (48%)
Alternative minimum tax                                   -        2%        7%
Other, net                                               7%       (1%)       3%
                                                   --------  --------  --------
                                                         1%        5%       11%
                                                   ========  ========  ========

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Income Taxes (continued)

The deferred tax assets and liabilities as of September 30, consist of the following tax effects relating to temporary differences and carryforwards:

		(Dollars in thousands)
                                                               1998      1997
                                                             --------  --------
Current deferred tax assets:
	Loss provisions for Discontinued
           Operations                                        $    337  $      -
        Bad debt reserve                                           96        52
        Inventory valuation                                       161       165
        Inventory capitalization                                   20        40
        Vacation pay                                               66       111
        Warranty and other sale obligations                        25        51
        Other reserves and accruals                               151       358
                                                             --------  --------
                                                                  856       777
        Valuation allowance                                      (856)     (777)
                                                             --------  --------
          Net current deferred tax assets                    $      -  $      -
                                                             ========  ========
Noncurrent deferred tax assets (liabilities):
        Net operating loss                                   $  1,951  $  1,791
        Property, plant and equipment                              (9)     (251)
        Investment in Joint Venture                               954         -
        Other                                                     187       288
        Alternative minimum tax credit                            150       149
                                                             --------  --------
                                                                3,233     1,977
        Valuation allowance                                    (3,233)   (1,977)
        Other credits                                            (607)     (594)
                                                             --------  --------
Noncurrent net deferred tax
        liabilities and other credits                        $   (607) $   (594)
                                                             ========  ========


The valuation allowance at year ended September 30, 1998 is $4,089 thousand and at September 30, 1997 was $2,754 thousand. During the year ended September 30, 1998, the valuation allowance increased by $1,335 thousand.

At September 30, 1998, the Company has unused Federal net operating loss carryforwards of approximately $5,738 thousand. The Federal net operating loss carryforwards if unused will begin to expire during the year ended September 30, 2009. The use of $5,339 thousand of these carryforwards is limited on an annual basis, pursuant to the Internal Revenue Code, due to certain changes in ownership and equity transactions. For the year ended September 30, 1998, the Company has available alternative minimum tax credit carryforward of approximately $150 thousand.

The Company made cash payments, net of refunds, for income taxes of $42, $361 and $61 thousand for 1998, 1997 and 1996, respectively.

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Accrued Liabilities

Accrued liabilities consist of the following:
                (Dollars in thousands)                         1998      1997
                                                             --------  --------
  Salaries, wages and related expenses                       $    999  $    924
  Acquisition and disposition costs                               410       665
  Legal and professional fees                                     305       445
  Warranty and other sale obligations                             607       329
  Contingent liabilities                                          150       350
  Accrued severance                                               143       300
  Deferred income                                                 267       250
  Commissions                                                     213       230
  Interest expense                                                  8       103
  Other                                                           226       138
                                                             --------  --------
                                                             $  3,328  $  3,734
                                                             ========  ========

(8) Debt

The Company has a working capital line of credit available in the amount of $4 million with interest payable monthly at a rate of prime (8.5% at September 30, 1998) or LIBOR plus 2.5% (7.875% at September 30, 1998), and a $1 million equipment loan/lease line of credit at an interest rate of LIBOR plus 2.75% (8.125% at September 30, 1998). The lines of credit expire on January 31, 2000. No amounts were outstanding under these lines at September 30, 1998 and 1997.

The Industrial Development Agency for the Town of Colonie has agreed to issue $6 million in Industrial Development Revenue ("IDR") Bonds on behalf of the Company to assist in the construction of a new building for Advanced Products and the Company's corporate staff and renovation of existing buildings leased to Plug Power. The construction project is due to be completed in April 1999. First Albany Companies Inc. ("FAC"), which owns 34% of the Company's stock, will underwrite the sale of the IDR Bonds. Proceeds of the IDR Bonds will be deposited with a trustee for the bondholders. The Company may draw the bond proceeds to cover qualified project costs. The bond closing is expected to be completed on or about December 17, 1998. FAC will receive no fees for underwriting the IDR Bonds but will be reimbursed for its out-of-pocket costs.

Additionally, KeyBank has agreed to issue a $6 million direct pay letter of credit to enhance the $6 million IDR Bonds to be issued on the Company's behalf on or about December 17, 1998. The KeyBank credit agreements require the Company to meet certain covenants, including a fixed charge coverage and leverage ratio. Further, if certain performance standards are achieved, the interest rates on the debt may be reduced.

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Debt (continued)

The credit agreement also requires the Company to grant a first lien on all consolidated assets of the Company, exclusive of its investment in Plug Power, a first mortgage on all land and buildings owned by the Company and a first lien on any equipment purchased by the Company.

The weighted average interest rate for the Note Payable and Line of Credit draws during 1998 was 9.02%, 10.75% during 1997 and 13.2% during 1996.

Cash payments for interest were $97, $201 and $477 thousand for 1998, 1997 and 1996, respectively.

(9) Shareholders' Equity

On September 30, 1998, the Company completed the sale of 1,196,399 shares of common stock to current shareholders through a rights offering. The offering raised approximately $7,178 thousand before offering costs of approximately $186 thousand for net proceeds of approximately $6,992 thousand. The Company will use some or all of the proceeds of the offering for investment in and/or loans to Plug Power. In addition, some proceeds may be used for acquisitions for the Company's core businesses, efforts to increase market share, working capital, general corporate purposes and other capital expenditures.

The Company had a Restricted Stock Incentive Plan, which awarded restricted Common Stock of the Company to officers and other key employees. The Plan expired on December 31, 1994 and no further awards may be granted. In fiscal year 1995, 32,500 shares were granted, valued at $14,375 based on the market value of the stock at the date of grant. For accounting purposes, the value of the grants represents compensation, which has been deferred and is being amortized over the 5-year and 10-year vesting periods. The shares granted during 1995 were recorded as a component of Shareholders' Equity. The value of the grants, net of accumulated amortization and write-offs, was $0 at September 30, 1998 and $2 thousand at September 30, 1997.

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Shareholders' Equity (continued)

Changes in common shares for 1998, 1997 and 1996 are as follows:

Common Shares                                        1998      1997      1996
-------------                                      --------  --------  --------
Balance, October 1                                5,908,661 4,902,201 3,568,868

Issuance of shares for
  stock option exercises                             77,585         -         -

Issuance of shares for
  stock sale                                      1,196,399 1,000,000 1,333,333

Issuance of shares -
  consultant                                              -     6,460         -
                                                   --------  --------  --------

Balance, September 30                             7,182,645 5,908,661 4,902,201
                                                   ========  ========  ========

Treasury Shares

Balance, October 1 and
  September 30                                        3,000     3,000     3,000
                                                   ========  ========  ========

(10) Earnings per Share

The amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potentially dilutive securities are as follows:

(Dollars in Thousands)                               1998      1997      1996
-------------------------------------------------------------------------------

(Loss) income before extraordinary
 item and available to common
 stockholders                                      $ (2,031) $  2,558  $    598

Weighted average number of
 shares:
Weighted average number of
 shares used in net (loss)/
 income per share                                 5,937,158 5,662,827 3,911,952
Effect of dilutive securities:
 Stock options                                            -     9,218         -
-------------------------------------------------------------------------------
Weighted average number of
 shares used in diluted net
 (loss)/income per share                          5,937,158 5,672,045 3,911,952
-------------------------------------------------------------------------------

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10) Earnings per Share (continued)

During fiscal 1998, options to purchase 404,915 shares of common stock at prices ranging from $2.44 to $6 per share were outstanding but were not included in the computation of Earnings per Share-assuming dilution because the Company incurred a loss from continuing operations. Therefore, no potential common shares are included in the computation. The options, which expire between December 20, 2006 and August 31, 2008, were still outstanding at September 30, 1998. During fiscal 1997, options to purchase 195,000 shares of common stock at a price of $3.44 per share were outstanding but were not included in the computation of Earnings per Share-assuming dilution because the exercise price was greater than the average market price of the common shares. Therefore, no potential common shares are included in the computation. The options, which expire August 27, 2007 were still outstanding at September 30, 1997.

(11) Stock Option Plan

During December 1996, the shareholders approved a new stock incentive plan. The plan provides that an initial aggregate number of 500,000 shares of common stock may be awarded or issued. The number of shares available under the plan may be increased by 10% of any increase in the number of outstanding shares of common stock for reasons other than shares issued under this plan. During 1998 and 1997, the number of shares available under the plan increased to 719,640 and 600,000 shares respectively.
Under the plan, the Board of Directors is authorized to award stock options, stock appreciation rights, restricted stock, and other stock-based incentives to officers, employees and others. Options are generally exercisable in from one to five cumulative annual amounts beginning 12 months after the date of grant. Certain options granted may be exercisable immediately. Option exercise prices are not less than the market value of the shares on the date of grant. Unexercised options generally terminate ten years after grant.

For the purpose of applying Financial Accounting Standard No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation", the fair value of each option granted is estimated on the grant date using the Black-Scholes Single Option model. The dividend yield was 0% for 1998 and 1997, respectively. The expected volatility was 102% in 1998 and 78% and in 1997. The expected life of the options is 5 years. The risk free interest rate ranges from 5.52% to 5.85% in 1998 and 6.12% to 6.67% in 1997. The
Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock options. Accordingly, no compensation cost has been recognized in 1998 or 1997.
Had compensation cost and fair value been determined pursuant to FAS 123, net loss would increase from $(4,316) to $(4,773) thousand in 1998 and net income would decrease from $4,520 to $4,351 thousand in 1997. Basic and

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Stock Option Plan (continued)

diluted loss per share would increase from $(.73) to $(.80) in 1998 and basic and diluted earnings per share would decrease from $0.80 to $0.76 in 1997. The weighted average fair value of options granted during 1998 and 1997 for purposes of FAS 123, is $4.70 and $1.96 per share, respectively.

Activity with respect to the plan is as follows:

                                                               1998      1997
                                                             --------  --------
Shares under option
 at October 1                                                 415,600         -
Options granted                                               198,500   423,100
Options exercised                                             (77,585)        -
Options canceled                                             (131,600)   (7,500)
                                                             --------  --------

Shares under option
 at September 30                                              404,915   415,600
                                                             ========  ========

Options exercisable
 at September 30                                              180,915    76,800

Shares available for
 granting of options                                          237,140   184,400


The weighted average exercise price is as follows:

                                                               1998      1997
                                                             --------  --------

Shares under option
 at October 1                                                $   2.93  $      -
Options granted                                                  5.75      2.91
Options exercised                                                2.87         -
Options canceled                                                 2.61      2.44
Shares under option at
 September 30                                                    4.37      2.91
Options exercisable at
 September 30                                                    3.96      2.93

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Stock Option Plan (continued)

The following is a summary of the status of options outstanding at September 30, 1998:

Outstanding Options                     Exercisable Options
-----------------------------------     --------------------------------
                        Weighted
                        Average         Weighted                Weighted
Exercise                Remaining       Average                 Average
Price                   Contractual     Exercise                Exercise
Range        Number     Life            Price        Number     Price

$2.44-$3.44  212,415    8.8             $3.16        110,915    $3.03
$4.09-$6.00  192,500    9.7             $5.84         70,000    $6.00

(12) Retirement Plan

The Company maintains a voluntary savings and retirement plan (Internal Revenue Code Section 401(k) Plan) covering substantially all employees. The Company plan allows eligible employees to contribute a percentage of their compensation; the Company makes additional contributions in amounts as determined by management and the Board of Directors. The investment of employee contributions to the plan is self-directed. The cost of the plan was $83, $179 and $187 thousand for 1998, 1997 and 1996, respectively.

(13) Commitments and Contingencies

During October 1998, a legal action brought by a group of investors against the Company related to a stock purchase agreement and side letter agreements for the sale of the stock of the Company's wholly owned subsidiary, Ling Electronics, Inc. ("Ling"), was determined in favor of the Company.

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

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(13) Commitments and Contingencies (continued)

Future minimum rental payments required under noncancelable operating leases are (dollars in thousands): $386 in 1999; $424 in 2000; $433 in 2001; $438 in 2002; and $342 in 2003. Rent expense under all leases was $403, $446 and $433 thousand for 1998, 1997 and 1996, respectively.

Future minimum rental income under non-cancelable operating sub-leases are (dollars in thousands): $165 in 1999; $160 in 2000; $141 in 2001; $150 in
2002;  and $105 in 2003.

Rental income under all sub-leases was $66, $19 and $10 thousand in 1998, 1997 and 1996, respectively.

The Company leases certain of its Latham, New York facilities to its 50 percent owned joint venture, Plug Power, L.L.C. Effective October 1, 1998, the Company has leased one building to Plug Power at below market rent as part of its April 1998 capital contribution to Plug Power. The lease is for ten years with an option to extend the lease for an additional 5 years at 70 percent of the current fair market rent. Future minimum rental income receivable under non-cancelable leases as of September 30, 1998 are as follows:

  (Dollars in thousands)

Fiscal Year       Amount
-----------     ----------

1999            $      212
2000                   212
2001                   212
2002                   212
2003                   212
                ----------
                $    1,061
                ==========

(14) Related Party Transactions

At September 30, 1998 First Albany Companies, Inc. ("FAC") owned approximately 34% of the Company's Common Stock (See Note 18).

During fiscal 1998 and 1997, First Albany Corporation, a wholly owned subsidiary of FAC, provided financial advisory services in connection with the sale of the Technology Division in 1998 and the L.A.B. Division in 1997, for which First Albany Corporation was paid fees of $10 and $75 thousand, respectively. During fiscal 1996, First Albany Corporation, acted as placement agent in connection with a private placement of 1.3 million shares of the Company's Common Stock, pursuant to which the Company raised approximately $1.9 million of additional capital (net of expenses), for which First Albany Corporation was paid a $40 thousand fee.

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(14)  Related Party Transactions (continued)

On June 27, 1997, the Company entered into a management services agreement with Plug Power to provide certain services and facilities for a period of one year. Services billed by the Company are for cost reimbursement only.

Billings under these agreements amounted to $661 and $65 thousand for 1998 and 1997, respectively. Amounts receivable from Plug Power under these agreements are included in the balance sheet caption "Accounts receivable
- Joint Venture". During 1998, the Company entered into leases for manufacturing, laboratory and office space which expire at various dates through September 30, 2008.

On August 5, 1998, the Company made a short term loan to Plug Power of $500 thousand, which was subsequently contributed to capital on September 23, 1998. The Company also converted $500 thousand of its accounts receivable from Plug Power to capital on September 23, 1998. At September 30, 1998, the remaining obligation to provide additional funds to Plug Power was $4 million.

During 1996, the Company made several rental payments for laboratory space to an officer/director of the Lawrence Insurance Group Inc. ("LIG") and purchased various insurance coverage from LIG or companies owned directly or indirectly by LIG totaling $453 thousand. At September 30, 1996, several subsidiaries of LIG collectively owned approximately 16.8% of the Company's common stock.

(15) Discontinued Operations

The sale of the Company's Technology Division, the sole component of the Technology segment, to NYFM, Incorporated (a wholly owned subsidiary of Foster-Miller, Inc., a Waltham, Massachusetts-based technology company) on March 31, 1998 completed management's planned sale of non-core businesses. Accordingly, the Company no longer includes Technology among its reportable business segments and now operates in only one segment, Test & Measurement. The Technology Division is reported as a discontinued operation as of December 26, 1997, and the consolidated financial statements have been restated to report separately the net assets and operating results of the business. In exchange for the Technology Division's assets, NYFM, Incorporated (a) agreed to pay the Company a percentage of gross sales in excess of $2.5 million for a period of five years; (b) assumed approximately $40 thousand of liabilities; and (c) established a credit for warranty work of approximately $35 thousand.

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

During October 1994, UTE commenced an orderly liquidation and final court

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(15) Discontinued Operations (continued)

approval occurred during the third quarter of fiscal 1996. Accordingly, the Company no longer includes Defense/Aerospace among its reportable business segments, and since 1994 UTE has been reported as a discontinued operation, and accordingly the consolidated financial statements have been reclassified to report separately the net liabilities and operating results of the business. The Company recorded the effect of the final liquidation of UTE during fiscal year 1996. Final adjustments to the Company's financial statements as a result of the UTE bankruptcy are reflected in income from discontinued operations.

Discontinued operations consist of the following:

        (Dollars in thousands)                       1998      1997      1996
                                                   --------  --------  --------
Sales                                              $    532  $  7,878  $  9,146
                                                   ========  ========  ========
(Loss)income from discontinued
  operations before income tax                         (516)     (574)    3,139
Income tax (benefit)                                      -       (29)      (11)
                                                   --------  --------  --------
Net (loss)income from discontinued
    operations                                     $   (516) $   (545) $  3,150
                                                   ========  ========  ========

Loss on disposal of Division                       $ (1,769)        -         -
Income tax (benefit)                                      -         -         -
                                                   --------  --------  --------
Loss on disposal of Division                       $ (1,769) $      -  $      -
                                                   ========  ========  ========

The assets and liabilities of the Company's discontinued operations are as follows at September 30:

        (Dollars in thousands)                                 1998      1997
                                                             --------  --------
Assets (primarily accounts receivable
  at September 30, 1998)                                     $  1,136  $  3,968
Liabilities (primarily accrued expenses
  at September 30, 1998)                                        1,128       782
                                                             --------  --------
Net Assets                                                   $      8  $  3,186
                                                             ========  ========

Assets with a net book value of $878 thousand consisting primarily of land, building and management information systems were transferred to continuing operations on October 1, 1997.

(16) Sale of Division/Subsidiary

L.A.B. Division

On September 30, 1997, the Company sold all of the assets of its L.A.B. Division to Noonan Machine Company of Franklin Park, IL. The Company

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) Sale of Division/Subsidiary (continued)

received $2,600 thousand in cash and two notes, totaling $650 thousand, from Noonan Machine Company. The purchaser has requested that the principal amount of the note be reduced to reflect the resale value of certain assets of L.A.B. The Company is enforcing its rights with respect to the note. The net proceeds from the sale were used to pay down all outstanding debt and build working capital.

The sale resulted in a $2,012 thousand gain, which was recorded in the fourth quarter of fiscal year 1997. In addition, $250 thousand of the proceeds associated with one of the notes was recorded as deferred revenue due to contingencies associated with the realization of this note. This note is still outstanding as of September 30, 1998.

ProQuip, Inc.

On November 22, 1994, the Company sold all of the outstanding capital stock of its ProQuip Inc. subsidiary to Phase Metrics of San Diego, CA.

The Company received $13,250 thousand in cash from Phase Metrics and ProQuip forgave a $316 thousand intercompany debt due from the Company. The net proceeds from the sale were used to reduce term debt by $8,000 thousand and to increase working capital by $3,776 thousand.

The sale resulted in a $6,779 thousand gain, which was recorded during the first quarter of fiscal year 1995. In addition, $750 thousand of the net proceeds was escrowed to provide a fund for any indemnity payments that the Company may be obligated to pay Phase Metrics. As of February 22, 1996 (the escrow expiration date), no claim had been filed, nor was the Company aware of any circumstances which might give rise to future claims. Accordingly, the Company recognized the remaining $750 thousand gain from the sale during the second quarter of fiscal 1996.

(17) Geographic and Segment Information

The Company sells its products on a worldwide basis with its principal markets listed in the table below where information on export sales is summarized by geographic area for the Company as a whole:

        (Dollars in thousands)

Geographic Area                                      1998      1997      1996
---------------                                    --------  --------  --------
United States                                      $ 17,022  $ 17,290  $ 15,050
Europe                                                1,072     1,223     2,909
Japan                                                 1,534     1,243     1,321
Pacific Rim                                             834     1,901     1,286
China                                                   302     1,900     1,307
Canada                                                  228       178       341
Rest of World                                            36       367       541
                                                   --------  --------  --------
Total Sales                                        $ 21,028  $ 24,102  $ 22,755
                                                   ========  ========  ========

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Geographic and Segment Information (continued)

One customer accounted for 11.5% of sales during fiscal 1998.

The Company operates in one business segment, Test and Measurement, which develops, manufactures, markets and services sensing instruments, computer-based balancing systems for aircraft engines, vibration test systems and power conversion products.

The accounting policies of the Test and Measurement segment are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes.

The following table details information about the Test and Measurement segment profit or loss, segment assets and shows the reconciliation of segment data to the Company's consolidated totals. The Company does not allocate income taxes or unusual items to segments. In addition, segments noncash items include any depreciation and amortization in reported profit or loss.
                                              Reconciling
  (Dollars in thousands)    Test and             Item:       Consolidated
1998                       Measurement         Corporate        Totals
----                       -----------        -----------    ------------
Revenues                   $    21,028        $         -    $     21,028
Interest revenue                     -                 65              65
Interest expense                     -                102             102
Depreciation and
  amortization                     205                118             323
Equity in joint venture loss         -             (3,806)         (3,806)
Income (loss) from
  continuing operations
  before tax                     2,155             (4,161)         (2,006)
Income (loss) from
  continuing operations          2,155             (4,186)         (2,031)
Loss on discontinued
  operations                         -             (2,285)         (2,285)
Total income (loss)              2,155             (6,471)         (4,316)
Segment assets                   9,424             11,696          21,120
Net assets discontinued
  operations                         -                  8               8
Expenditures for segment
  assets                           202              2,964           3,166

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Geographic and Segment Information (continued)
                                              Reconciling
  (Dollars in thousands)    Test and             Item:       Consolidated
1997                       Measurement         Corporate        Totals
----                       -----------        -----------    ------------
Revenues                   $    24,102        $         -    $     24,102
Interest revenue                     -                  -               -
Interest expense                     -                323             323
Depreciation and
  amortization                     206                 37             243
Equity in joint venture loss         -               (330)           (330)
Gain on sale of
  division                           -              2,012           2,012
Income from continuing
  operations before
  extraordinary item
  and tax                        2,414                287           2,701
Income from continuing
  operations before
  extraordinary item             2,411                147           2,558
Extraordinary item, net
  of tax                             -              2,507           2,507
Loss on discontinued
  operations                         -               (545)           (545)
Total income                     2,411              2,109           4,520
Segment assets                   8,696              2,121          10,817
Net assets discontinued
  operations                         -              3,186           3,186
Expenditures for segment
  assets                           375                  2             377

1996
----
Revenues                   $    22,755        $         -    $     22,755
Interest revenue                     -                  -               -
Interest expense                     -                790             790
Depreciation and
  amortization                     203                 30             233
Gain on sale of
  division                           -                750             750
Income (loss) from continuing
  operations before tax          2,006             (1,333)            673
Income (loss) from
  continuing operations          2,004             (1,406)            598
Income from discontinued
  operations                         -              3,150           3,150
Total income                     2,004              1,744           3,748
Segment assets                   9,577                348           9,925
Net assets discontinued
  operations                         -              3,556           3,556
Expenditures for segment assets    169                  1             170

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Geographic and Segment Information (continued)

The reconciling items are the amounts of revenues earned and expenses incurred for corporate operations, which is not included in the segment information.

(18) Extraordinary Item- Extinguishment of Debt

During fiscal 1996, FAC purchased 909,091 shares of the Company's Common Stock from the New York State Superintendent of Insurance as the court-ordered liquidator of United Community Insurance Company ("UCIC"). In connection with this purchase, FAC also acquired certain rights to an obligation ("Term Loan") due from the same finance company ("FCCC") to whom the Company was obligated under a Note Payable, due December 31, 1996 (See Note 14).

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

(19)  Comprehensive Income

Total comprehensive income for the years ended September 30 consists of:

(Dollars in Thousands)                               1998      1997      1996
                                                   --------  --------  --------

Net (loss)income                                   $ (4,316) $  4,520  $  3,748
Other comprehensive income(loss),
before tax:
  Foreign currency translation
  adjustments                                             8         -         1
Income tax related to items of
  other comprehensive
  income(loss)                                            -         -         -
                                                   --------  --------  --------

Total comprehensive income(loss)                   $ (4,308) $  4,520  $  3,749
                                                   ========  ========  ========