Form 10-Q
period 1998-12-25
MECHANICAL TECHNOLOGY INC
filed 1999-02-03
CIK 64463

===============================================================================
                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D. C. 20549


                                 FORM 10-Q

      /X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

                For the quarterly period ended December 25, 1998

     / / Transition report pursuant to Section 13 or 15(d) of the Securities
                            Exchange Act of 1934

                   For the period from                 to



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


                                Not Applicable
(Former name,former address and former fiscal year, if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X      No

             Class                    Outstanding at December 25, 1998

Common Stock, $1.00 Par Value                7,179,770  Shares
===============================================================================

             MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                                   INDEX


                                                                Page No.

Part I Financial Information


  Consolidated Balance Sheets - December 25, 1998
    and September 30, 1998                                         3 - 4


  Consolidated Statements of Operations -
    Three months ended December 25, 1998
          and December 26, 1997                                       5


  Consolidated Statements of Cash Flows -
    Three months ended December 25, 1998
     and December 26, 1997                                             6


  Notes to Consolidated Financial Statements                      7 - 11


  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                          12 - 16



Part II Other Information


  Item 6                                                              17



  Signatures                                                          18

                            PART I FINANCIAL INFORMATION
               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
             As of December 25, 1998 (Unaudited) and September 30, 1998
                             (Dollars in thousands)


                                                        Dec.25,   Sept.30,
                                                         1998       1998
Assets                                                  -------    -------
Current Assets:
  Cash and cash equivalents                            $  5,441   $  5,567

  Restricted cash                                         1,176          -

  Trade accounts receivable                               3,812      5,058
  Allowance for doubtful accounts                          (108)       (99)
                                                        -------    -------
      Net receivables                                     3,704      4,959

  Accounts receivable-Joint Venture                          92         87

  Inventories:
    Raw materials and components                          2,989      2,845
    Work in process                                         609        791
    Finished goods                                          122        112
                                                        -------    -------
      Total inventories                                   3,720      3,748

  Note receivable - current                                 329        327

  Prepaid expenses and other current assets                 684        472

  Taxes receivable                                            -          8
  Net assets of discontinued operations                       -          8
                                                        -------    -------
        Total Current Assets                             15,146     15,176

Property, plant and equipment, net                        5,942      4,467

Note receivable - noncurrent                                244        264

Investment in Joint Venture                                   -      1,221
                                                        -------    -------
Total Assets                                           $ 21,332   $ 21,128
                                                        =======    =======








The accompanying notes are an integral part of the consolidated financial statements.

                MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
             As of December 25, 1998 (Unaudited) and September 30, 1998
                              (Dollars in thousands)


                                                          Dec.25,   Sept.30,
                                                          1998       1998
Liabilities and Shareholders' Equity                    -------    -------

Current Liabilities:
  Accounts payable                                     $  1,227   $  2,064
  Accrued liabilities                                     2,172      3,328
  Income taxes payable                                        3          5
  Contribution payable-Joint Venture                      1,500      4,000
  Current installments on long-term debt                    285          -
  Net liabilities of discontinued operations                295          -
                                                        -------    -------
        Total Current Liabilities                         5,482      9,397

Long term debt, net of current maturities                 5,715          -

Deferred income taxes and other credit                      607        607
                                                        -------    -------
        Total Liabilities                                11,804     10,004

Commitments

Shareholders' Equity:
  Common stock                                            7,183      7,183
  Paid-in-capital                                        19,866     19,866
  Deficit                                               (17,482)   (15,885)
Foreign currency translation adjustment                     (10)       (11)
  Treasury stock at cost                                    (29)       (29)
                                                        -------    -------

        Total Shareholders' Equity                        9,528     11,124
                                                        -------    -------
Total Liabilities and Shareholders' Equity             $ 21,332   $ 21,128
                                                        =======    =======
















The accompanying notes are an integral part of the consolidated financial statements.

                MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                   (Dollars in thousands, except per share)


                                                           Three months ended
                                                        Dec. 25,       Dec. 26,
                                                          1998           1997
                                                        -------        -------
Revenue                                                $  2,710       $  3,250


Cost of sales                                             1,711          2,021
                                                        -------        -------
Gross profit                                                999          1,229
Selling, general and administrative
 expenses                                                 1,126          1,323
Product development and
 research costs                                             222            148
                                                        -------        -------
   Operating loss                                          (349)          (242)

Interest expense                                            (58)            (5)
Equity in joint venture losses                           (1,221)           (27)
Other income(expense), net                                   31             88
                                                        -------        -------
  Loss from continuing
    operations before income taxes                       (1,597)          (186)

Income tax expense                                            -              -
                                                        -------        -------
  Loss from continuing operations                      $ (1,597)      $   (186)
                                                        -------        -------
Discontinued Operations (Note 4)
  Loss from operations of discontinued
   Technology Division, net of tax benefit                    -           (516)
  Loss on disposal of Technology
   Division, net of tax benefit                               -           (977)
                                                        -------        -------

  Loss from discontinued operations                           -         (1,493)
                                                        -------        -------

  Net loss                                             $ (1,597)      $ (1,679)
                                                        =======        =======

Earnings per share (Basic and Diluted):

Loss from continuing operations                        $   (.22)      $   (.03)

Loss from discontinued operations                             -           (.25)
                                                        -------        -------
  Net Loss                                             $   (.22)      $   (.28)
                                                        =======        =======



The accompanying notes are an integral part of the consolidated financial statements.

                MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

                                                            Three months ended
                                                            Dec.25,    Dec.26,
                                                              1998      1997
Operating Activities                                        ------    ------
Net loss from continuing operations                        $(1,597)  $  (186)
Adjustments to reconcile net income(loss) to net
cash provided (used) by continuing operations:
  Depreciation and amortization                                125        67
  Equity in joint venture loss                               1,221        27
  Reserve for bad debts					         9         -
  Other                                                          -        (3)
Changes in operating assets and liabilities
  Accounts receivable                                        1,246       797
  Accounts receivable - joint venture                           (5)        -
  Inventories                                                   28      (503)
  Prepaid expenses and other current assets                    (25)       61
  Accounts payable                                            (837)     (111)
  Income taxes                                                   6      (252)
  Contribution payable - joint venture                      (2,500)        -
  Accrued liabilities                                       (1,156)     (988)
                                                            ------    ------
 Net cash used by continuing operations                     (3,685)   (1,091)
Discontinued operations:                                    ------    ------
  Net loss from discontinued operations                          -    (1,493)
Change in net assets/liabilities of
    discontinued operations                                    303     2,269
  Net assets transferred from discontinued
    operations                                                   -      (907)
                                                            ------    ------
Net cash provided (used) by discontinued operations            303      (131)
                                                            ------    ------
Net cash used by operating activities                       (3,382)   (1,222)
Investing Activities                                        ------    ------
Purchases of property, plant & equipment                    (1,587)      (33)
Principal payments from note receivable                         18        10
                                                            ------    ------
Net cash used by investing activities                       (1,569)      (23)
Financing Activities                                        ------    ------
Borrowings under IDA financing                               6,000         -
                                                            ------    ------
Net cash provided by financing activities                    6,000         -
                                                            ------    ------
Effect of exchange rate on cash                                  1         2
                                                            ------    ------
 Increase(decrease) in cash and cash equivalents             1,050    (1,243)
 Cash and cash equivalents - beginning of period             5,567     1,421
                                                            ------    ------
 Cash and cash equivalents - end of period                 $ 6,617   $   178
                                                            ======    ======



The accompanying notes are an integral part of the consolidated financial statements.

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.	In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 1998.

2.	Income Taxes

The Company's effective tax rate for the three months ended December 25, 1998 and December 26, 1997 was 0%.

3. Earnings per Share

The amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potentially dilutive securities are as follows:
                      For the three month period     For the three month period
                          ended December 25, 1998	ended December 26, 1997
(Dollars in Thousands)
-------------------------------------------------------------------------------
Loss before extraordinary
 item and available to common
 stockholders                         $   (1,597)             $    (186)

Weighted average number of
 shares:
Weighted average number of
 shares used in net loss per share     7,179,748              5,905,684
Effect of dilutive securities:
 Stock options                                 -                      -
Weighted average number of             ---------              ---------
 shares used in diluted net
 loss per share                        7,179,748              5,905,684
-------------------------------------------------------------------------------
During the first quarter of fiscal 1999, options to purchase 453,340 shares of common stock at prices ranging between $2.44 and $7.9375 per share were outstanding but were not included in the computation of Earnings per Share-assuming dilution because the Company incurred a loss from continuing operations. Therefore, no potential common shares are included in the computation. The options, which expire between December 20, 1999 and December 22, 2008 were still outstanding at December 25, 1998.

During the first quarter of fiscal 1998, options to purchase 449,700 shares of common stock at prices between $2.44 and $5.70 per share were outstanding but were not included in the computation of Earnings per Share-assuming dilution because the Company incurred a loss from continuing operations. Therefore, no potential common shares are included in the computation. The options, which expire between December 20, 1999 and October 20, 2007, were still outstanding at December 26, 1997.

   MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED
                          FINANCIAL STATEMENTS

4. Discontinued Operations

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

Discontinued operations during the three months ended December 26, 1997 consist of the following:

     (Dollars in thousands)

Sales                                                                $   532
                                                                      ======
Loss from operations before income tax                               $  (516)
Income tax (benefit)                                                       -
                                                                      ------
Net loss from discontinued operations                                $  (516)
                                                                      ======
Loss on disposal of Division                                         $  (977)

Income tax (benefit)                                                       -
                                                                      ------
Loss on disposal of Division                                         $  (977)
                                                                      ======

The assets and liabilities of the Company's discontinued operations are as follows:
                                                            Dec. 25,  Sept.30,
                                                              1998      1998
                                                            -------   -------
Assets                                                      $   726   $ 1,136


Liabilities                                                 $ 1,021   $ 1,128
                                                             ------    ------
Net (liabilities) assets                                    $  (295)  $     8
                                                             ======    ======

Assets with a net book value of $907 thousand consisting primarily of land, building and management information systems were transferred to continuing operations on October 1, 1997.

                MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Reclassification

Certain fiscal 1998 amounts have been reclassified to conform with the fiscal 1999 presentation.


6. Comprehensive Income

Total comprehensive income consists of:
		                                 	    Three months ended
							     Dec.25,  Dec.26,
(Dollars in thousands)				              1998     1997
------------------------------------                        -------   -------
Net loss 	                                            $(1,597)  $(1,679)
Other comprehensive income(loss),
before tax:
Foreign currency translation
        adjustments                                               1         2
Income tax related to items of other
   comprehensive income(loss)                                     -         -
                                                             ------    ------
Total comprehensive loss                                    $(1,596)  $(1,677)
                                                             ======    ======

7. Investment in Plug Power, L.L.C.

On April 15, 1998, Edison Development Corporation ("EDC") contributed $2.25 million in cash to Plug Power, L.L.C. ("Plug Power"). The Company contributed a below-market lease for office and manufacturing facilities in Latham, New York, valued at $2 million and purchased a one year option to match the remaining $250 thousand of EDC's contribution. In May 1998, EDC contributed an additional $2 million to Plug Power and the Company purchased another one year option to match the contribution. The Company paid approximately $191 thousand for the options, which mature in April 1999 ($250 thousand) and May 1999 ($2 million). If the Company does not exercise its options, they will lapse and the Company's ownership will be diluted. The Company is currently negotiating with Plug Power and EDC to have amounts due the Company for its efforts in securing government funding for Plug Power applied as payment for its options.

In addition in August, 1998, the Company committed to contribute an additional $5 million dollars (in cash, accounts receivable and research credits) between August 5, 1998 and March 31, 1999 and recorded a liability representing this obligation. Such contributions will increase the Company's total contributions to Plug Power (including contributions of cash, assets, research credits, and a below market lease) to $11.75 million over the period commencing on June 27, 1997, and ending on March 31, 1999.

On August 5, 1998, the Company made a short-term loan to Plug Power of $500 thousand that was subsequently contributed to capital on September 23, 1998. The Company also converted $500 thousand of its accounts receivable from Plug Power to capital on September 23, 1998.

    MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED
                            FINANCIAL STATEMENTS

The Company has recorded its proportionate share of Plug Power's losses only to the extent of its recorded investment in Plug Power. Such investment is zero as of December 25, 1998. At December 25, 1998, the Company has a balance of $1.5 million remaining on its August 1998 obligation to fund $5 million to Plug Power.

To the extent the Company makes future investments in Plug Power, it will also recognize its proportionate share of losses to the extent of these investments.

8.	Debt

The Industrial Development Agency for the Town of Colonie issued $6 million in Industrial Development Revenue ("IDR") Bonds on behalf of the Company to assist in the construction of a new building for Advanced Products and the Company's corporate staff and renovation of existing buildings leased to Plug Power. The construction project is due to be completed in April 1999. The bond closing was completed December 17, 1998 and proceeds of the IDR Bonds were deposited with a trustee for the bondholders. The Company may draw the bond proceeds to cover qualified project costs. First Albany Companies, Inc. ("FAC"), which owns 34% of the Company's stock, underwrote the sale of the IDR Bonds. FAC received no fees for underwriting the IDR Bonds but will be reimbursed for its out-of-pocket costs.

KeyBank issued a letter of credit for approximately $6 million in connection with the $6 million IDR Bonds. The KeyBank credit agreements require the Company to meet certain covenants, including a fixed charge coverage and leverage ratio. Further, if certain performance standards are achieved, the interest rates on the debt may be reduced.


9.	Geographic and Segment Information

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

     MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED
                              FINANCIAL STATEMENTS


                                                   Reconciling
(Dollars in thousands)             Test and           Item:      Consolidated
Three months ended Dec.25, 1998   Measurement       Corporate       Totals
-------------------------------   -----------      -----------   ------------
Revenues                          $     2,710      $         -   $      2,710
Equity in joint venture loss                -           (1,221)        (1,221)
Loss from continuing operations
  before tax                             (335)          (1,262)        (1,597)
Loss from continuing operations          (335)          (1,262)        (1,597)
Total loss                               (335)          (1,262)        (1,597)
Segment assets                          7,779           13,553         21,332
Net (liabilities) discontinued
  operations                                -             (295)          (295)



                                                   Reconciling
 (Dollars in thousands)            Test and          Item:       Consolidated
Three months ended Dec.26, 1997   Measurement       Corporate       Totals
-------------------------------   -----------      -----------   ------------
Revenues                          $     3,250       $        -   $      3,250
Equity in joint venture loss                -              (27)           (27)
Loss from continuing operations
  before tax                             (109)             (77)          (186)
Loss from continuing
  operations                             (109)             (77)          (186)
Loss on discontinued operations             -           (1,493)        (1,493)
Total loss                               (109)          (1,570)        (1,679)
Segment assets                          8,616            2,538         11,154
Net assets discontinued operations          -              917            917


The reconciling items are the amounts of revenues earned and expenses incurred for corporate operations, which is not included in the segment information.

                 MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


The following is management's discussion and analysis of certain significant factors, which have affected the Company's earnings during the periods included in the accompanying consolidated statements of operation.

The sale of the Company's Technology Division, the sole component of the Technology segment, to NYFM, Incorporated (a wholly owned subsidiary of Foster-Miller, Inc., a Waltham, Massachusetts-based technology company) on March 31, 1998 completed management's planned sale of non-core businesses. Accordingly, the Company no longer includes Technology among its reportable business segments and now operates in only one segment, Test & Measurement. The Technology Division is reported as a discontinued operation as of December 26, 1997 and the consolidated financial statements have been restated to report separately the net assets(liabilities) and operating results of the business.

Continuing Operations

Sales decreased $540 thousand to $2,710 thousand for the three months ended December 25, 1998 as compared to $3,250 thousand for the three months ended December 26, 1997, a 16.6% decrease. This change is the result of weakness in its markets and lower European sales. Market conditions were showing signs of recovery at the end of the quarter. Operating income decreased $107 thousand to a $349 thousand loss for the three months ended December 25, 1998 as compared to a $242 thousand loss for the three months ended December 26, 1997, a 44.2% decrease. This decrease is the result of decreased sales levels and corresponding decreases in gross profits.

Other

In addition to the matters noted above, during the first quarter of fiscal 1999, the Company recorded a $1,221 thousand loss from the recognition of the Company's proportionate share of losses of the Plug Power joint venture compared to a $27 thousand loss in fiscal 1998.

The tax rate for the three months ended December 25, 1998 and December 26, 1997 was 0%. This rate is due to the loss generated by the investment in the joint venture and the use of net operating loss carryforwards. However, as a result of recent ownership changes, the availability of further net operating loss carryforwards to offset future taxable income may be significantly limited pursuant to the Internal Revenue Code.

Financial Condition

The Company's working capital of $9.66 million at December 25, 1998 reflects a $3.89 million increase from September 30, 1998.

At December 25, 1998, cash and cash equivalents were $6.62 million versus $5.57 million at September 30, 1998. Net cash used by operating activities for the first three months of fiscal 1999 amounted to $3.38 million, as compared to cash used of $1.22 million in the prior year.

                 MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The capital used during the first three months of fiscal 1999 was applied principally to fund short term operating cash flow requirements and contribute $2.5 million to the Company's joint venture, Plug Power, L.L.C. Additionally, accounts receivable decreased to $3.70 million or 25.3% as of December 25, 1998 as compared to $4.96 million as of September 30, 1998 because of reduced sales.

The Industrial Development Agency for the Town of Colonie issued $6 million in Industrial Development Revenue ("IDR") Bonds on behalf of the Company to assist in the construction of a new building for Advanced Products and the Company's corporate staff and renovation of existing buildings leased to Plug Power. The construction project is due to be completed in April 1999. The bond closing was completed December 17, 1998 and proceeds of the IDR Bonds were deposited with a trustee for the bondholders. The Company may draw the bond proceeds to cover qualified project costs.

KeyBank issued a letter of credit for approximately $6 million in connection with the $6 million IDR Bonds. The KeyBank credit agreements require the

Company to meet certain covenants, including a fixed charge coverage and leverage ratio. Further, if certain performance standards are achieved, the interest rates on the debt may be reduced.

Capital spending during the first three months of fiscal 1999 was $1.59 million, an increase from the comparable period in 1998 during which capital spending totaled $33 thousand. Capital spending during fiscal 1999 included the construction described above. Total additional capital spending during fiscal 1999 for this project is expected to be approximately $1.1 million.

The Company anticipates that it will be able to meet its liquidity needs during fiscal year 1999 from current cash resources, cash flow generated by operations and borrowing under its existing line of credit.

Joint Venture

Plug Power, L.L.C. ("Plug Power") will continue to need substantial investment for the foreseeable future. Plug Power continues to pursue strategic partners and additional sources of capital. Plug Power is currently negotiating with several strategic partners and has signed a preliminary Memorandum of Understanding with General Electric Power Systems to market its residential fuel cell units. There is no assurance, however, that Plug Power will successfully conclude any transactions with strategic partners or find other sources of capital. If other sources of funding cannot be found, the Company will be faced with contributing and/or lending additional capital to Plug Power or dilution of its interest in Plug Power. If EDC and the Company stop funding Plug Power and no additional sources of capital are found, Plug Power will not be able to continue as a going concern.

                MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year 2000

General
Mechanical Technology Incorporated's company-wide Year 2000 plan is proceeding on schedule. The plan is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000 as well as the ability to recognize the leap year date of February 29, 2000. The plan has been divided into six areas: (1) Systems evaluation, (2) Software evaluation, (3) Third-party suppliers, (4) Facility systems, (5) Products and (6) Contingency plans. The general phases common to all segments are: (1) Inventorying Year 2000 items, (2) Assigning priorities to identified items, (3) Assessing the Year 2000 compliance of items determined to be material to the Company, (4) Repairing or replacing material items that are determined not to be Year 2000 compliant, (5) Testing material items and (6) Designing and implementing contingency and business continuation plans for each organization and Company location.

Systems Evaluation
All internal systems have been identified, inventoried, prioritized and assessed for Year 2000 compliance. Systems found to be totally non-compliant are scheduled for replacement, the remaining systems were found to be in compliance. Plans are being developed to ensure that staff are available to oversee restarting certain machines and manually adjusting their dates, if needed.

Software Evaluation
All software material to the Company has been identified, evaluated, and placed into one of three categories: (1) Found to be in full compliance and certified as such by vendors, (2) Identified as requiring update, or (3) Identified as requiring replacement with compliant software. Those in the latter category have been included in the current budget.

Third-Party Suppliers
This phase of the Year 2000 Plan will be completed by the end of the second Quarter of fiscal 1999. These third-party suppliers are in the process of implementing their own plans with an expected completion date of 1999. If any provider is not successfully compliant, the Company will evaluate selecting alternative providers at that time.

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

                MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Contingency Plans
This phase is currently being developed. Contingency plans should be in place by the end of the second Quarter of fiscal 1999.

Costs
The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 project is approximately $120 thousand, which includes software, hardware and cabling upgrade and replacement costs. This estimate does not include the Company's potential share of Year 2000 costs that may be incurred by our joint venture, in which the Company participates but is not the operator. The total amount expended on the Plan through December 25, 1998 was $34 thousand for the upgrade and replacement of hardware.

Risks
The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of the Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Plan is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material customers. The Company believes that, with the implementation and completion of the Year 2000 Plan as scheduled, the possibility of significant interruptions of normal operations should be reduced.

Statement Concerning Forward Looking Statements

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

                            PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit No.     Description
-----------     -----------
    4.97        Building Loan Contract, dated as of December 1, 1998,
                between the Town of Colonie Industrial Development Agency and the registrant with KeyBank National Association.

    4.98 Reimbursement Agreement, dated as of December 1, 1998, among the registrant and KeyBank National Association in connection with the issuance of $6,000,000 of Taxable Industrial Development Revenue Bonds.

    4.99 Mortgage and Security Agreement, dated as of December 1, 1998, by the registrant and Town of Colonie Industrial Development Agency to KeyBank National Association to secure the obligations of the Company and the Industrial
                Development Agency under the Reimbursement Agreement.

   4.100 Pledge and Security Agreement, dated as of December 1, 1998, from the registrant to KeyBank National Association.

   4.101 Irrevocable Transferable Direct Pay Letter of Credit issued by KeyBank National Association to Manufacturers and Traders Trust Company, as Trustee, in connection with the issuance of $6,000,000 of Taxable Industrial Development Revenue Bonds.

   4.102 Trust Indenture, dated as of December 1, 1998, by and between the Town of Colonie Industrial Development Agency and Manufacturers and Traders Trust Company, as Trustee, for the holders of $6,000,000 of Taxable Industrial Development Revenue Bonds.

  27            Financial Data Schedule

(b) No Form 8-K Reports were filed during the quarter ended December 25, 1998.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Mechanical Technology Incorporated



 02-03-99                                /s/	G.C. McNamee
 --------                                --------------------------------------
  (Date)                                 George C. McNamee
                                         Chief Executive Officer





 02-03-99                                /s/  C.A. Scheuer
 --------                                --------------------------------------
  (Date)                                 Cynthia A. Scheuer
                                         Vice President/Chief Financial Officer