Form 10-Q
period 1999-03-26
MECHANICAL TECHNOLOGY INC
filed 1999-05-10
CIK 64463

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For the quarterly period ended March 26, 1999

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


                                    Not Applicable
Former name,former address and former fiscal year,if changed since last report


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X      No



             Class                             Outstanding at March 26, 1999

    Common Stock, $1.00 Par Value                    7,210,145  Shares
===============================================================================
              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                                        INDEX


                                                                Page No.

Part I Financial Information


  Consolidated Balance Sheets - March 26, 1999
    and September 30, 1998                             		     3 - 4


  Consolidated Statements of Income -
    Three months and six months ended
     March 26, 1999 and March 27, 1998                   	       5


  Consolidated Statements of Cash Flows -
    Six months ended March 26, 1999
     and March 27, 1998 		                               6


  Notes to Consolidated Financial Statements                       7 - 13


  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                            14 - 18



Part II Other Information


  Item 4                                                              19


  Item 5                                                             19


  Item 6                                                             20


  Signature                                                          21















                           PART I FINANCIAL INFORMATION
                 MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

As of March 26, 1999 (Unaudited) and
September 30,1998 (Derived from audited financial statements)
(Dollars in thousands)


                                                       March 26,   Sept 30,
                                                         1999        1998

Assets
Current Assets:
  Cash and cash equivalents                           $  2,972    $  5,567
	Restricted cash                                    894           -
  Trade accounts receivable                              3,787       5,058
  Allowance for doubtful accounts                         (121)        (99)
      Net receivables                                    3,666       4,959
	Accounts receivable-Joint Venture                   96          87
  Inventories:
    Raw materials and components                         2,850       2,845
    Work in process                                        909         791
    Finished goods                                         105         112
      Total inventories                                  3,864       3,748

  Note receivable - current                                331         327

  Prepaid expenses and other current assets                838         472

  Taxes receivable                                           -           8

  Net assets of a discontinued operation                     -           8

        Total Current Assets                            12,661      15,176

Property, Plant and Equipment, net                       6,763       4,467

Note receivable - noncurrent                               225         264

Investment in Joint Venture                              3,800       1,221

Total Assets                                          $ 23,449    $ 21,128


The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
As of March 26, 1999 (Unaudited) and
September 30, 1998 (Derived from audited financial statements)
(Dollars in thousands)

                                                        March 26,   Sept 30,
                                                          1999        1998

Liabilities and Shareholders' Equity

Current Liabilities:
  Accounts payable                                    $  1,237    $  2,064
  Accrued liabilities                                    2,222       3,328
  Income taxes payable                                       -           5
	Contribution payable - Joint Venture                 -       4,000
  Current installments on long-term debt                   285           -
  Net liabilities of discontinued operations               369           -

        Total Current Liabilities                        4,113       9,397
Long-term debt, net of current maturities                5,715           -
Deferred income taxes and other credits                    607         607

        Total Liabilities                               10,435      10,004

Commitments (Note 4)

Shareholders' Equity:
  Common stock                                          10,822      10,790
  Paid-in-capital                                       22,285      16,259
  Deficit                                              (20,042)    (15,885)
  Foreign currency translation adjustment                  (22)        (11)
  Treasury stock                                           (29)        (29)
        Total Shareholders' Equity                      13,014      11,124

Total Liabilities and Shareholders' Equity            $ 23,449    $ 21,128



The accompanying notes are an integral part of the consolidated financial statements.


MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(Dollars in thousands, except per share)


                                     Three months ended    Six months ended

                                     March 26, March 27,  March 26, March 27,
                                       1999      1998       1999      1998

Revenue                              $ 3,293    $ 6,999   $ 6,003    $10,249

Cost of sales                          2,229      3,979     3,940      6,000

Gross profit                           1,064      3,020     2,063      4,249
Selling, general and administrative
 expenses                              1,254      1,585     2,380      2,908
Product development and
 research costs                          310        197       532        345

   Operating (loss)income               (500)     1,238      (849)       996

Interest income(expense)                  31         (5)      (27)       (10)
Equity in joint venture losses        (2,094)       (27)   (3,315)       (27)
Other income (expense), net                3       (155)       34        (94)

  (Loss)income from continuing
  operations before income taxes      (2,560)     1,051    (4,157)       865

Income tax expense                         -          -         -          -

(Loss)income from continuing
   operations                        $(2,560)  $  1,051   $(4,157)  $    865

Discontinued Operations (Note 4)
  Loss from operations of
   discontinued Technology Division,
   net of tax benefit                      -          -         -       (516)
  Loss on disposal of Technology
   Division, net of tax benefit            -       (792)        -     (1,769)

  Loss from discontinued operations        -       (792)        -     (2,285)

  Net (loss)income                   $(2,560)  $    259   $(4,157)   $(1,420)

Earnings per Share:

(Loss)income from continuing
  operations                         $  (.24)  $    .12   $  (.39)   $   .10
Loss from discontinued operations          -       (.09)        -       (.26)

  Net(loss)income                    $  (.24)  $    .03   $  (.39)   $  (.16)

Earnings per Share-assuming dilution:

(Loss)income from continuing
  operations                         $  (.24)  $    .12   $  (.39)  $   .09
Loss from discontinued operations          -       (.09)        -      (.25)

Net(loss)income                      $  (.24)  $    .03   $  (.39)  $  (.16)


The accompanying notes are an integral part of the consolidated financial statements.



MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)
                                                          Six months ended
                                                       March 26,  March 27,
                                                           1999       1998
Operating Activities
Net(loss)income from continuing operations           $ (4,157)   $   865
Adjustments to reconcile net (loss)income to net
cash provided (used) by continuing operations:
  Depreciation and amortization                           316        143
  Equity in joint venture loss                          3,315         27
  Reserve for bad debts	                           			 	   22         12
  Deferred taxes and other credits                          -        (11)
  Stock option compensation                                55          -
Changes in operating assets and liabilities:
  Accounts receivable                                   1,271     (1,584)
  Accounts receivable-joint venture                        (9)      (228)
  Inventories                                            (116)       215
  Prepaid expenses and other current assets              (418)       (11)
  Accounts payable                                       (827)       (14)
  Income taxes                                              3       (253)
  Accrued liabilities                                   (1,106)         3
 Net cash used by continuing operations                 (1,651)      (836)
Discontinued operations:
  Net loss from discontinued operations                     -     (2,285)
  Change in net liabilities/assets of
    discontinued operations                               377      2,590
  Net assets transferred from discontinued
    operations                                              -       (907)
Net cash provided(used) by discontinued operations        377       (602)
Net cash used by operating activities                  (1,274)    (1,438)

Investing Activities
Purchases of property, plant & equipment               (2,560)      (115)
Contribution payable-joint venture	             	       (4,000)         -
Principal payments from note receivable                    35         26
Net cash used by investing activities                  (6,525)       (89)

Financing Activities
Net borrowings under line-of-credit                         -        100
Borrowings under IDA financing, less restricted cash    5,106          -
Proceeds from options exercised                           109          3
 Net cash provided by financing activities               5,215        103
Effect of exchange rate on cash                           (11)         3
Decrease in cash and cash equivalents                  (2,595)    (1,421)
Cash and cash equivalents - beginning of period         5,567      1,421

Cash and cash equivalents - end of period             $ 2,972    $     0


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

The Company's effective tax rate for the six months ended March 26, 1999 and March 27, 1998 was 0%.

3.	Earnings per Share

The amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potentially dilutive securities are as follows, after having been retroactively adjusted for the stock split in the form of a dividend (see Note 11):

                                            For the three month period      For the six month period
                                                      ended                           ended
                                          March 26, 1999  March 27, 1998   March 26,1999  March 27,1998
(Dollars in Thousands)
(Loss)income available to common           $   (2,560)     $    1,051       $   (4,157)     $      865
 stockholders

Weighted average number of
 shares:
Weighted average number of
 shares used in net loss per share          10,794,068       8,859,416       10,782,191       8,858,981
Effect of dilutive securities:
 Stock options                                       -         250,424                -         265,629
Weighted average number of
 shares used in diluted net
 loss per share                             	 10,794,068      9,109,840        10,782,191       9,124,610

During the first half of fiscal 1999, options to purchase 649,298 shares of common stock at prices ranging between $2.44 and $8.00 per share were outstanding but were not included in the computation of Earnings per Share-assuming dilution because the Company incurred a loss from continuing operations. Therefore, no potential common shares are included in the computation (anti-dilutive). The options, which expire between December 20, 2006 and January 8, 2009 were still outstanding at March 26, 1999.

During the first half of fiscal 1998, options to purchase 22,500 shares of common stock at $5.70 per share were outstanding but were not included in the computation of Earnings per Share-assuming dilution because the options' exercise price was greater than the average market price of the common shares (anti-dilutive). The options, which expire on October 20, 2007, were still outstanding at March 27, 1998.



MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Investment in Plug Power, L.L.C.

On April 15, 1998, Edison Development Corporation ("EDC") contributed $2.25 million in cash to Plug Power, L.L.C. ("Plug Power"). The Company contributed a below-market lease for office and manufacturing facilities in Latham, New York, valued at $2 million and purchased a one year option to match the remaining $250 thousand of EDC's contribution. In May 1998, EDC contributed an additional $2 million to Plug Power and the Company purchased another one year option to match the contribution. The Company paid approximately $191 thousand for the options, which mature April 24, 1999 ($250 thousand) and June 15, 1999 ($2 million).

As of March 25, 1999, the Company and Plug Power exchanged the options for
2.25 million shares and certain "research credits" (described below) for $2.25 million Plug Power membership interests. The Company earned the research credits by assisting Plug Power in securing the award of over $50 million in government grants and research contracts during the period June 1997 through April 1999. The Company is currently negotiating with EDC and Plug Power to determine whether the Company is entitled to any further payments in connection with the research credits. A portion of the "research credits" are still outstanding. MTI and Plug Power are discussing how these "research credits" will be treated.

In August, 1998, the Company committed to contribute an additional $5 million dollars (in cash, accounts receivable and research credits) between August 5, 1998 and March 31, 1999 and recorded a liability representing this obligation. During the period September 1998 to February 1999, the Company fully funded this commitment with $4 million cash, $.5 million of accounts receivable and $.5 million of notes receivable.

During April 1999, the Company and EDC amended and restated a prior agreement granting MTI and EDC the right to purchase shares. The agreement, which is effective as of January 26, 1999, states that, in the event Plug Power determines that it requires funds at any time through December 31, 2000, Plug Power has the right to call upon the Company and EDC to each make capital contributions as follows:

	*The Company and EDC will each fund capital calls of up to $7.5 million
		in 1999 and $15 million in 2000 ("Capital Commitment").
	*In exchange for such capital contributions to Plug Power, the Company
		and EDC will receive class A membership interests ("Shares") from Plug Power at $7.50 per share.
	*The Company and EDC will share the Capital Commitment equally.
	*Plug Power's Board of Managers will determine when there is need for
		such capital contributions.
	*The Company and EDC shall have sixty (60) days from the date of such authorization to tender their payment to Plug Power.

The agreement will terminate on December 31, 2000 or the date of an initial public offering of shares by Plug Power at a per share price of greater than $7.50 per share ("Termination Date"). In exchange for the Capital Commitment, Plug Power has agreed to permit the Company and EDC to make capital contributions to the extent of their Capital Commitment on the Termination Date, whether or not such funds have been called, in exchange for Shares at the fixed price of $7.50 per share.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

If Plug Power requests capital contributions pursuant to the Capital Commitments ("Capital Call"), and either the Company or EDC fail to make such capital contribution ("Defaulting Member"), then such Defaulting Member shall forfeit the right to receive the Shares it would have received in the Capital Call at the fixed price of $7.50 per share ("Defaulted Shares"). Additionally, to the extent that there are Capital Commitments outstanding, the Defaulting Member will be required to forfeit the right to receive an additional number of Shares, at a fixed price of $7.50 per share, equal to two times the Defaulted Shares ("Additional Defaulted Shares"). The non-Defaulting Member may fund the Defaulting Member's share of the Capital Call in exchange for Shares at the fixed price of $7.50 per share.

In addition, MTI and Plug Power are currently negotiating the sale of the MTI campus, including all land and buildings, to Plug Power in exchange for Plug Power Class A membership interests and the assumption of approximately $6 million in debt by Plug Power. No agreement has been reached, but it is hoped that negotiations will conclude shortly.

The Company's total contributions to Plug Power (including contributions of cash, assets, research credits, and a below market lease) total $14 million over the period commencing on June 27, 1997, and ending on March 26, 1999.

In February 1999, Plug Power issued membership interests to new investors with a recorded value of $13.75 million. Of this amount, $10 million was received in cash and the balance represents membership interests issued in connection with GE Fuel Cell Systems LLC. As a result, the Company recorded its proportionate share of this increase in Plug Power's equity ($5.894 million) as investment in joint venture and additional paid-in-capital.

The Company has recorded its proportionate share of Plug Power's losses to the extent of its recorded investment in Plug Power. The carrying value of the Company's investment is $3.8 million as of March 26, 1999.

The Company will recognize its proportionate share of losses in the future to the extent of its carrying value and additional future investments.

Plug Power, L.L.C. ("Plug Power") will continue to need substantial investment after December 31, 1999. Plug Power continues to pursue additional sources of capital. There is no assurance, however, that Plug Power will find other sources of capital. If other sources of funding cannot be found, the Company will be faced with contributing and/or lending additional capital to Plug Power or dilution of its interest in Plug Power. If EDC, the Company and other Plug Power members stop funding Plug Power and no additional sources of capital are found, Plug Power will not be able to continue as a going concern.

5.	Reclassification

Certain fiscal 1998 amounts have been reclassified to conform with the fiscal 1999 presentation.



MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Comprehensive Income

Total comprehensive (loss) income consists of the following:
							                                 Three months ended       Six months ended
                                   March 26,      March 27,  March 26,   March 27,
(Dollars in thousands)		           		  1999        	  1998   	   1999        1998
Net (loss)income	                    $(2,560)      $   259    $(4,157)  $ (1,420)
Other comprehensive (loss)income,
before tax:
  Foreign currency translation
  adjustments	                   				    (12)          1        (11)         3
Income tax related to items of other
comprehensive income(loss)	      		   	     -         -          -          -

Total comprehensive (loss)income		      $(2,572)	$   260    $(4,168)  $ (1,417)

7.	Discontinued Operations

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

Discontinued operations consist of the following:

                                      Three months         Six months
                                         ended                ended
                                     March 27, 1998       March 27, 1998
     (Dollars in thousands)

Sales                                   $      -            $    532

Loss from operations before
 income tax                             $      -            $   (516)

Income tax (benefit)                           -                   -

Net loss from discontinued
 operations                             $      -            $   (516)

Loss on disposal of Division            $   (792)           $ (1,769)

Income tax (benefit)	                       -                   -

Loss on disposal of Division            $   (792)           $ (1,769)

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDTED FINANCIAL STATEMENTS

The assets and liabilities of the Company's discontinued operations are as follows:
                                          March 26,    Sept 30,
                                              1999         1998

Assets                                   $     604    $  1,136
Liabilities                                    973       1,128

 Net(liabilities)assets                   $    (369)   $      8

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

As of March 26, 1999, the KeyBank credit agreement has been amended to modify certain covenants to conform with the Company's current performance projections.

9.	Cash Flows - Supplemental Information

NonCash investing activities for the six months ended March 26, 1999 includes a $5.894 million increase in investment in joint venture and additional paid-in-capital generated by investments in Plug Power by third parties.



MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDTED FINANCIAL STATEMENTS


10.	Geographic and Segment Information

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

                                                     Reconciling
(Dollars in thousands)               Test and           Item:     Consolidated
Three months ended March 26, 1999   Measurement       Corporate      Totals

Revenues                            $     3,293      $         -  $      3,293
Equity in joint venture loss                  -           (2,094)       (2,094)
Loss from continuing operations
  before tax                               (351)          (2,209)       (2,560)
Loss from continuing operations            (351)          (2,209)       (2,560)
Total loss                                 (351)          (2,209)       (2,560)
Segment assets                            7,844           15,605        23,449
Net (liabilities) discontinued
  operations                                  -             (369)         (369)


                                                     Reconciling
(Dollars in thousands)               Test and           Item:     Consolidated
Three months ended March 27, 1998   Measurement       Corporate      Totals

Revenues                            $     6,999      $         -   $     6,999
Equity in joint venture loss                  -              (27)          (27)
Income(loss)from continuing
  operations before tax                   1,368             (317)        1,051
Income(loss) from continuing
  operations                              1,368             (317)        1,051
Loss on discontinued operations               -             (792)         (792)
Total income(loss)                        1,368           (1,109)          259
Segment assets                            9,914            2,680        12,594
Net assets discontinued
  operations                                  -              596           596


The reconciling items are the amounts of revenues earned and expenses incurred for corporate operations, which is not included in the segment information.



MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDTED FINANCIAL STATEMENTS


                                                     Reconciling
(Dollars in thousands)               Test and           Item:      Consolidated
Six months ended March 26, 1999     Measurement       Corporate       Totals

Revenues                            $     6,003      $         -   $      6,003
Equity in joint venture loss                  -           (3,315)        (3,315)
(Loss)income from continuing
  operations before tax                    (686)          (3,471)        (4,157)
(Loss)income from continuing
  operations                               (686)          (3,471)        (4,157)
Total (loss)income                         (686)          (3,471)        (4,157)
Segment assets                            7,844           15,605         23,449
Net(liabilities) discontinued
  operations                                  -             (369)          (369)


                                                     Reconciling
(Dollars in thousands)               Test and           Item:      Consolidated
Six months ended March 27, 1998     Measurement       Corporate       Totals

Revenues                            $    10,249      $         -   $     10,249
Equity in joint venture loss                  -              (27)           (27)
Income(loss) from continuing
  operations before tax                   1,259             (394)           865
Income(loss)from continuing
  operations                              1,259             (394)           865
Loss on discontinued operations               -           (2,285)        (2,285)
Total income(loss)                        1,259           (2,679)        (1,420)
Segment assets                            9,914            2,680         12,594
Net assets discontinued
  operations                                  -              596            596


The reconciling items are the amounts of revenues earned and expenses incurred for corporate operations, which is not included in the segment information.

11.	Subsequent Event

On April 23, 1999, the Company declared a 3 for 2 stock split in the form of a stock dividend. Holders of the Company's $1.00 par value common stock are entitled to receive one additional share of $1.00 par value common stock for every two shares of common stock owned as of April 30, 1999. The financial statements for all prior periods have been retroactively adjusted to reflect this stock split for both common stock issued and options outstanding.


MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated statements of income.

The sale of the Company's Technology Division, the sole component of the Technology segment, to NYFM, Incorporated (a wholly owned subsidiary of Foster -Miller Inc., a Waltham, Massachusetts-based technology company) on March 31, 1998 completed management's planned sale of non-core businesses. Accordingly, the Company no longer includes Technology among its reportable business segments and now operates in only one segment, Test & Measurement. The Technology Division is reported as a discontinued operation as of December 26, 1997 and the consolidated financial statements have been restated to report separately the net assets (liabilities) and operating results of the business.

Continuing Operations

Sales decreased $3.7 million to $3.3 million for the three months ended
March 26, 1999 as compared to $7.0 million for the three months ended March
27, 1998, a 52.9% decrease. This decrease is the result of current weak market conditions. Sales for the first half of fiscal year 1999 versus the same period in fiscal year 1998 have decreased $4.25 million to $6.0 million in 1999 from $10.25 million in 1998, a 41.4% decrease. The six month changes are the result of the same conditions as the three month changes.

Selling, general and administrative expenses decreased $.33 million to $1.25 million for the three months ended March 26, 1999 as compared to $1.58 million for the three months ended March 27, 1998, a 20.9% decrease. This decrease is the result of additional cost reduction efforts in fiscal year 1999 and decreased commissions as a result of decreased sales. Selling, general and administrative expenses during the first half of fiscal 1999 of $2.38 million represented a $.53 decrease or a 18.2% decrease from $2.91 million incurred during the same period in fiscal 1998. The six month changes are the result of the same conditions as the three month changes.

Operating income decreased $1.74 million to an operating loss of $(.5) million for the three months ended March 26, 1999 as compared to $1.24 million for the three months ended March 27, 1998, a 140.3% decrease. This decrease is the result of decreased sales levels and corresponding decreases in gross profits due to fixed cost absorption at lower sales levels. The first half of fiscal 1999 operating loss of $(.85) million represented a $1.85 million decrease or a 185% decrease from the $1 million operating income recorded during the same period last year.

Other

In addition to the matters noted above, for the six and three months ended March 26, 1999, the Company recorded a $3.315 million and $2.094 million loss, respectively, from the recognition of the Company's proportionate share of losses of the Plug Power joint venture compared to a $27 thousand loss for comparable periods in fiscal 1998.

Results during the first half of fiscal 1999 were reduced by higher interest expense, principally resulting from increased indebtedness associated with the Industrial Development Revenue Bonds. The tax rate for the six

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

months ended March 26, 1999 and March 27, 1998 was 0%. This rate is due to the loss generated by the investment in the joint venture and the use of net operating loss carryforwards. However, as a result of ownership changes in 1996, the availability of further net operating loss carryforwards to offset future taxable income may be significantly limited pursuant to the Internal Revenue Code.

Financial Condition

Working capital of $8.55 million at March 26, 1999 reflects a $2.77 million increase from September 30, 1998 as a result of long-term financing.

At March 26, 1999, cash and cash equivalents were $2.97 million versus $5.57 million at September 30, 1998. Net cash used by operating activities for the first six months of fiscal 1999 amounted to $1.27 million, as compared to cash used of $1.44 million in the prior year.

The capital used during the first half of fiscal 1999 was applied principally to fund short term operating cash flow requirements.
Additionally, accounts receivable decreased, because of reduced sales, to $3.67 million or 26% as of March 26, 1999 as compared to $4.96 million as of September 30, 1998.

MTI also funded $4 million of previously accrued capital contributions to Plug Power.

The Industrial Development Agency for the Town of Colonie issued $6 million in Industrial Development Revenue ("IDR") Bonds on behalf of the Company to assist in the construction of a new building for Advanced Products and the Company's corporate staff and renovation of existing buildings leased to Plug Power. The construction project is substantially completed. The bond closing was completed December 17, 1998 and proceeds of the IDR Bonds were deposited with a trustee for the bondholders. The Company may draw the bond proceeds to cover qualified project costs.

KeyBank issued a letter of credit for approximately $6 million in connection with the $6 million IDR Bonds. The KeyBank credit agreements require the Company to meet certain covenants, including a fixed charge coverage and leverage ratio. Further, if certain performance standards are achieved, the interest rates on the debt may be reduced.

Capital spending during the first six months of fiscal 1999 was $2.56 million, an increase from the comparable period in 1998 where capital spending totaled $.12 million. Capital spending during fiscal 1999 included the construction described above. Total additional capital spending during fiscal 1999 is expected to be approximately $.47 million.

The Company anticipates that it will be able to meet its liquidity needs during fiscal year 1999 from current cash resources, cash flow generated by operations and borrowing under its existing line of credit. As of March 26, 1999, the KeyBank credit agreement has been amended to modify certain covenants to conform with the Company's current performance projections.

The Company and EDC have each committed to contribute up to $22.5 million to Plug Power to fund continuing operations through December 31, 2000. The Company does not have enough cash on hand to fund its commitment to Plug Power. If Plug Power calls all or a portion of the $22.5 million, and the Company agrees to fund, the Company may attempt to finance its capital contribution. However, there is no assurance the Company will find a lender or investors willing to fund the capital contribution, or that the Company will be able to borrow or otherwise raise money on terms that are favorable to the Company. If the capital commitment cannot be financed and other sources of funding are not found, the Company will not fund its full capital commitment, and MTI's right to purchase shares of Plug Power at the fixed price of $7.50 per share will be reduced by three times the amount of the capital call. If the Company does not satisfy its capital commitment and EDC does, the Company's interest in Plug Power will suffer substantial dilution.

Joint Venture

Plug Power, L.L.C. ("Plug Power") will continue to need substantial investment after December 31, 1999. Plug Power continues to pursue additional sources of capital. There is no assurance, however, that Plug Power will find other sources of capital. If other sources of funding cannot be found, the Company will be faced with contributing and/or lending additional capital to Plug Power or dilution of its interest in Plug Power. If EDC, the Company and other Plug Power members stop funding Plug Power and no additional sources of capital are found, Plug Power will not be able to continue as a going concern.

Year 2000

General
Mechanical Technology Incorporated's company-wide Year 2000 plan is proceeding on schedule. The plan is addressing the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000 as well as the ability to recognize the leap year date of February 29, 2000. The plan has been divided into six areas: (1) Systems evaluation, (2) Software evaluation, (3) Third -party suppliers, (4) Facility systems, (5) Products and (6) Contingency plans. The general phases common to all segments are: (1) Inventorying Year 2000 items, (2) Assigning priorities to identified items, (3) Assessing the Year 2000 compliance of items determined to be material to the Company, (4) Repairing or replacing material items that are determined not to be Year 2000 compliant, (5) Testing material items and (6) Designing and implementing contingency and business continuation plans for each organization and Company location.

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

Third-Party Suppliers
This phase of the Year 2000 Plan will be completed by the end of the third Quarter of fiscal 1999. These third-party suppliers are in the process of implementing their own plans with an expected completion date of 1999.
If any provider is not successfully compliant, the Company will evaluate selecting alternative providers at that time.

Facility Systems
The facility systems review is complete. All systems are believed to be Year 2000 compliant including telephone, fire alarm, security, elevator and network components.

Products
The Company has evaluated both current product offerings and products in the field to determine their ability to comply with Year 2000 issues.
The products were found to be non-compliant, compliant if modifications are made, fully compliant or not impacted (that is, the product does not have a computer or contains an embedded computer but does not use a date function). Those products identified as non-compliant are products in the field that are not Year 2000 compliant, cannot be modified and must be replaced. Products that can be modified will have upgrades available for sale during fiscal 1999.

Contingency Plans
This phase is currently being developed. Contingency plans should be in place by the end of the third Quarter of fiscal 1999.

Costs
The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 project is approximately $120 thousand, which includes software, hardware and cabling upgrade and replacement costs. This estimate does not include the Company's potential share of Year 2000 costs that may be incurred by our joint venture, in which the Company participates but is not the operator. The total amount expended on the Plan through March 26, 1999 was $34 thousand for the upgrade and replacement of hardware.

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



PART II OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders

On March 18, 1999, the Company held its Annual Meeting of Shareholders of the Company. The following members were elected to the Company's Board of Directors for the terms of office noted:

Nominee	              			Term			In Favor			Withheld

George C. McNamee    		3 year   7,058,811			30,405
E. Dennis O'Connor		   3 year   7,058,811			30,405

The results of the voting on the proposal to approve the reappointment of PricewaterhouseCoopers L.L.P. as the Company's Auditors were as follows:

			In Favor			Opposed			Abstained

			7,061,051			25,345			2,820

The results of the voting on the approval and adoption of the Company's 1999 Employee Stock Incentive Plan were as follows:

			In Favor			Opposed			Abstained

			5,216,159			67,580			18,327

Item 5.  Other Information

In April 1999, Southern California Gas Company, a subsidiary of Sempra Energy, invested approximately $7.5 million in cash and dedicated internal market research in Plug Power, in exchange for Class A membership interests and warrants to purchase Class A membership interests.



PART II OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

      Exhibit No.            Description

          27           Financial Data Schedule


(b) Two reports on Form 8-K were filed during and two reports were filed subsequent to the quarter ended March 26, 1999.

The Company filed a Form 8-K Report, dated February 10, 1999, reporting under Item 5 thereof that Plug Power, LLC, a joint venture between MTI and Edison Development Company ("EDC") had finalized an agreement to create a joint venture, GE Fuel Cell Systems, with GE On-Site Power, a subsidiary of The General Electric Company, to market and distribute Plug Power fuel cell systems worldwide.

The Company filed a Form 8-K Report, dated February 12, 1999, reporting under Item 5 thereof that the Company had signed an agreement granting MTI and DTE each the right to purchase up to 3 million shares of Plug Power Class A membership interests at $7.50 per share.

The Company filed a Form 8-K Report, dated March 29, 1999, reporting under Item 5 thereof that the Company had cancelled options for 2.25 million Plug Power shares and certain "research credits" in exchange for 2.25 million Plug Power Class A membership interests. The "research credits" were granted to the Company for helping Plug Power secure commitments for government funding.

The Company filed a Form 8-K Report, dated April 13, 1999, reporting under Item 5 thereof that its common stock, currently traded on the OTC Electronic Bulletin Board, will begin trading on the Nasdaq National Market System (NMS) under the symbol "MKTY" effective April 16, 1999.



SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          Mechanical Technology Incorporated



05-10-99  				_____\S\ George McNamee_______________
(Date)         George C. McNamee
        					  Chairman and Chief Executive Officer





05-10-99 				 _______\S\ Cynthia Scheuer_____________
(Date)          Cynthia A. Scheuer
                Vice President/Chief Financial Officer