Form 10-Q
period 1999-06-25
MECHANICAL TECHNOLOGY INC
filed 1999-08-06
CIK 64463

==============================================================================
                        SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549


                                     FORM 10-Q

      /X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
                            Exchange Act of 1934

                   For the quarterly period ended June 25, 1999

     / / Transition report pursuant to Section 13 or 15 (d) of the Securities
                            Exchange Act of 1934

                      For the period from________________to


                        _____________________________
                        Commission File Number 0-6890
                        _____________________________


                        MECHANICAL TECHNOLOGY INCORPORATED
             (Exact name of registrant as specified in its charter)


        New York                                                14-1462255
_______________________________                            ___________________
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)

                 968 Albany-Shaker Rd., Latham, New York    12110
                 ________________________________________________
           (Address of principal executive offices)        (Zip Code)

                                (518) 785-2211
                                ______________
           Registrant's telephone number, including area code

                                 Not Applicable
                                 ______________

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


             Class                             Outstanding at June 25, 1999
_____________________________                  ____________________________
Common Stock, $1.00 Par Value                      10,822,116  Shares
================================================================================

                MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                                     INDEX


                                                                Page No.

Part I Financial Information


  Consolidated Balance Sheets - June 25, 1999
    and September 30, 1998                                       3 - 4


  Consolidated Statements of Income -
    Three months and nine months ended
     June 25, 1999 and June 26, 1998                                 5


  Consolidated Statements of Cash Flows -
    Nine months ended June 25, 1999
     and June 26, 1998                                               6


  Notes to Consolidated Financial Statements                    7 - 14


  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                        15 - 19



Part II Other Information



  Item 1                                                            20


  Item 6                                                       20 - 21


  Signature                                                         22

                            PART I FINANCIAL INFORMATION
                 MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                        As of June 25, 1999 (Unaudited) and
           September 30,1998 (Derived from audited financial statements)
                               (Dollars in thousands)


                                                       June 25,   Sept 30,
                                                         1999        1998

Assets
Current Assets:
  Cash and cash equivalents                           $  3,188    $  5,567
        Restricted cash                                    134           -
  Trade accounts receivable                              3,338       5,058
  Allowance for doubtful accounts                          (84)        (99)
                                                       _______     _______
      Net receivables                                    3,254       4,959
        Accounts receivable-Joint Venture                   54          87
  Inventories:
    Raw materials and components                         2,643       2,845
    Work in process                                      1,342         791
    Finished goods                                          86         112
                                                       _______     _______
      Total inventories                                  4,071       3,748

  Note receivable - current                                333         327

  Prepaid expenses and other current assets                662         472

  Taxes receivable                                           -           8

  Net assets of a discontinued operation                     -           8

        Total Current Assets                            11,696      15,176

Property, Plant and Equipment, net                       6,729       4,467

Note receivable - noncurrent                               205         264

Investment in Joint Venture                              5,938       1,221
                                                       _______     _______

Total Assets                                          $ 24,568    $ 21,128
                                                       =======     =======











The accompanying notes are an integral part of the consolidated financial statements.

                MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                            CONSOLIDATED BALANCE SHEETS
                       As of June 25, 1999 (Unaudited) and
           September 30, 1998 (Derived from audited financial statements)
                              (Dollars in thousands)

                                                       June 25,   Sept 30,
                                                         1999       1998

Liabilities and Shareholders' Equity

Current Liabilities:
  Accounts payable                                    $    803    $  2,064
  Accrued liabilities                                    2,025       3,328
  Income taxes payable                                      13           5
        Contribution payable - Joint Venture                 -       4,000
  Current installments on long-term debt                   285           -
  Net liabilities of discontinued operations               504           -
                                                       _______     _______
        Total Current Liabilities                        3,630       9,397

Long-term debt, net of current maturities                5,715           -
Deferred income taxes and other credits                    607         607

        Total Liabilities                                9,952      10,004

Commitments (Note 4)

Shareholders' Equity:
  Common stock                                          10,828      10,775
  Paid-in-capital                                       27,984      16,274
  Deficit                                              (24,138)    (15,885)
  Foreign currency translation adjustment                  (29)        (11)
  Treasury stock                                           (29)        (29)
                                                       _______     _______
        Total Shareholders' Equity                      14,616      11,124
                                                       _______     _______
Total Liabilities and Shareholders' Equity            $ 24,568    $ 21,128
                                                       =======     =======


















The accompanying notes are an integral part of the consolidated financial statements.

                 MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
                      (Dollars in thousands, except per share)

                                     Three months ended    Nine months ended
                                     __________________    _________________

                                     June 25,  June 26,    June 25, June 26,
                                       1999      1998       1999      1998

Revenue                              $ 2,606    $ 5,767   $ 8,609    $16,016

Cost of sales                          1,682      3,003     5,622      9,003
                                      ______     ______    ______     ______
Gross profit                             924      2,764     2,987      7,013
Selling, general and administrative
 expenses                              1,137      1,699     3,517      4,607
Product development and
 research costs                          268        247       800        592
                                      ______     ______    ______     ______
   Operating (loss)income               (481)       818    (1,330)     1,814

Interest expense                         (74)        (8)     (101)       (18)
Equity in joint venture losses        (3,544)       (27)   (6,859)       (27)
Other (expense) income, net               (1)        86        33        (35)
                                      ______     ______    ______     ______
  (Loss)income from continuing
  operations before income taxes      (4,100)       869    (8,257)     1,734

Income tax expense                        37          -        37          -
                                      ______     ______    ______     ______
(Loss)income from continuing
   operations                        $(4,137)   $   869   $(8,294)   $ 1,734
                                      ______     ______    ______     ______
Discontinued Operations (Note 7)
  Income (loss) from operations of
   discontinued Technology Division,
   net of tax benefit                     41          -        41       (516)
  Loss on disposal of Technology
   Division, net of tax benefit            -          -         -     (1,769)
                                      ______     ______    ______     ______
  Income (loss) from discontinued
   operations                             41          -        41     (2,285)
                                      ______     ______    ______     ______

  Net (loss)income                   $(4,096)  $    869   $(8,253)   $  (551)
                                      ======    =======    ======     ======

Earnings (Loss) per Share (Basic and Diluted):

(Loss)income from continuing
  operations                         $  (.38)  $    .10   $  (.76)   $   .19
Income (loss) from discontinued
  operations                               -          -         -       (.25)
                                      ______    _______    ______     ______
  Net(loss)income                    $  (.38)  $    .10   $  (.76)   $  (.06)
                                      ======    =======    ======     ======
The accompanying notes are an integral part of the consolidated financial statements.

                   MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                               (Dollars in thousands)
                                                       Nine months ended
                                                      June 25,   June 26,
                                                        1999        1998
Operating Activities
Net(loss)income from continuing operations           $ (8,294)   $ 1,734
Adjustments to reconcile net (loss)income to net
cash used by continuing operations:
  Depreciation and amortization                           481        224
  Equity in joint venture loss                          6,859         27
  Reserve for bad debts                                   (15)        55
  Deferred taxes and other credits                          -        (70)
  Stock option compensation                                55          -
Changes in operating assets and liabilities:
  Accounts receivable                                   1,720       (769)
  Accounts receivable-joint venture                        33       (392)
  Inventories                                            (323)      (532)
  Prepaid expenses and other current assets              (280)      (119)
  Accounts payable                                     (1,261)        (2)
  Income taxes                                             16       (284)
  Accrued liabilities                                  (1,303)      (423)
                                                      _______     ______
 Net cash used by continuing operations                (2,312)      (551)
Discontinued operations:
  Net income (loss) from discontinued
    operations                                             41     (2,285)
  Change in net liabilities/assets of
    discontinued operations                               512      2,537
  Net assets transferred from discontinued
    operations                                              -       (878)
                                                      _______     ______
Net cash provided(used) by discontinued operations        553       (626)
                                                      _______     ______
Net cash used by operating activities                  (1,759)    (1,177)
                                                      _______     ______
Investing Activities
Purchases of property, plant & equipment               (2,653)      (202)
Contribution payable-joint venture                                (4,000)
Principal payments from note receivable                    53         43
                                                      _______     ______
Net cash used by investing activities                  (6,600)      (159)
                                                      _______     ______
Financing Activities
Borrowings under IDA financing, less restricted cash    5,866          -
Proceeds from options exercised                           132        220
                                                      _______     ______
 Net cash provided by financing activities              5,998        220
                                                      _______     ______
Effect of exchange rate on cash                           (18)         2
                                                      _______     ______
Decrease in cash and cash equivalents                  (2,379)    (1,114)
Cash and cash equivalents - beginning of period         5,567      1,421
                                                      _______     ______
Cash and cash equivalents - end of period             $ 3,188    $   307
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

The Company's effective tax rates for the nine months ended June 25, 1999 and June 26, 1998 were 1.2% and 0%, respectively.

3.	Earnings per Share

The amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potentially dilutive securities are as follows:

                                           For the three month period    For the nine month period
                                                      ended                        ended
                                          June 25, 1999  June 26, 1998   June 25,1999  June 26,1998
(Dollars in Thousands)
(Loss)income from continuing operations
 available to common stockholders         $      (4,137) $         869   $     (8,294) $      1,734


Weighted average number of
 shares:
Weighted average number of shares
 used in per share calculation               10,819,135      8,906,151     10,790,277     8,912,995
Effect of dilutive securities:
 Stock options                                        -        303,246              -       286,910
___________________________________________________________________________________________________
Weighted average number of
 shares used in diluted net
 loss per share                              10,819,135      9,209,397     10,790,277     9,199,905
___________________________________________________________________________________________________

During the three quarters of fiscal 1999, options to purchase 764,537 shares of common stock at prices ranging between $1.63 and $22.50 per share were outstanding but were not included in the computation of Earnings per Share-assuming dilution because the Company incurred a loss during this period and inclusion would be anti-dilutive. The options, which expire between December 20, 2006 and June 16, 2009 were outstanding at June 25, 1999.

During the three quarters of fiscal 1998, options to purchase 30,000 shares of common stock at prices ranging from $5.70 to $6.00 per share were outstanding but were not included in the computation of Earnings per Share-assuming dilution because the option exercise prices were greater than the average market price of the common shares (anti-dilutive). The options, which expire on October 20, 2007 and April 27, 2008, were outstanding at June 26, 1998.

                MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.	Investment in Plug Power, L.L.C.

On April 15, 1998, Edison Development Corporation ("EDC") contributed $2.25 million in cash to Plug Power, L.L.C. ("Plug Power"). The Company contributed a below-market lease for office and manufacturing facilities in Latham, New York,valued at $2 million and purchased a one year option to match the remaining $250 thousand of EDC's contribution. In May 1998, EDC contributed an additional $2 million to Plug Power and the Company purchased another one year option to match the contribution. The Company paid approximately $191 thousand for the options, which matured April 24, 1999 ($250 thousand) and June 15, 1999
($2 million).

As of March 25, 1999, the Company and Plug Power exchanged the foregoing options and certain "research credits" (described below) for 2.25 million Plug Power membership interests. The Company earned the research credits by assisting Plug Power in securing the award of certain government grants and research contracts during the period June 1997 through April 1999.

In August 1998, the Company committed to contribute an additional $5 million dollars (in cash, accounts receivable and research credits) between August 5, 1998 and March 31, 1999 and recorded a liability representing this obligation. During the period September 1998 to February 1999, the Company fully funded this commitment by contributing $4 million cash and converting $.5 million of accounts receivable and $.5 million of notes receivable.

During April 1999, the Company and EDC amended and restated a prior agreement granting MTI and EDC the right to purchase membership interests in Plug Power. The agreement, which was effective as of January 26, 1999, states that, in the event Plug Power determines that it requires funds at any time through December 31, 2000, Plug Power has the right to call upon the Company and EDC to each make capital contributions as follows:

        * The Company and EDC will each fund capital calls of up to $7.5 million in 1999 and $15 million in 2000 ("Capital Commitment").

        * In exchange for such capital contributions to Plug Power, the Company and EDC will receive class A membership interests ("Shares") from Plug Power at $7.50 per share.

        *  The Company and EDC will share the Capital Commitment equally.

        * Plug Power's Board of Managers will determine when there is need for such capital contributions.

        * The Company and EDC shall have sixty (60) days from the date of such authorization to tender their payment to Plug Power.

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

In June 1999, MTI and Plug Power entered into an agreement for the sale of the MTI campus and adjacent residence, including all land and buildings, to Plug Power in exchange for 704,315 Class A membership interests and the assumption of approximately $6 million in debt by Plug Power. The sale of the MTI facility and the transfer of the $6 million IDR bonds to Plug Power were effective as of July 1, 1999 with no gain or loss recognized.

The Company's total contributions to Plug Power (including contributions of cash, assets, research credits, and a below market lease) for the period commencing onJune 27, 1997, and ending on June 25, 1999 total $14 million. The Company's total contributions to Plug Power as of July 1, 1999 total $14.3 million.

During calendar 1999, Plug Power's equity increased approximately $32.483 million primarily due to investments by investors. Of this amount, $23.368 million was received in cash, $4.990 million in property and services and $4.125 million represents membership interests issued in connection with the formation of GE Fuel Cell Systems LLC. As a result, the Company recorded its proportionate share of the increase in Plug Power's equity ($11.576 million) as investment in the joint venture and additional paid-in-capital.

The Company has recorded its proportionate share of Plug Power's losses to the extent of its recorded investment in Plug Power. The carrying value of the Company's investment is $5.938 million as of June 25, 1999.

The Company will recognize its proportionate share of losses in the future to the extent of its carrying value and additional future investments.

Plug Power will continue to need substantial investment after December 31, 1999. Plug Power continues to pursue additional sources of capital. There is no assurance, however, that Plug Power will find other sources of capital. If other sources of funding cannot be found, the Company will be faced with contributing and/or lending additional capital to Plug Power or dilution of its interest in Plug Power. If EDC, the Company and other Plug Power members stop funding Plug Power and no additional sources of capital are found, Plug Power will not be able to continue as a going concern.

5.	Reclassification

Certain fiscal 1998 amounts have been reclassified to conform with the fiscal 1999 presentation.

                MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Comprehensive Income (Loss)

Total comprehensive (loss) income consists of the following:

                                          Three months ended  Nine months ended

                                          June 25,  June 26,  June 25, June 26
(Dollars in thousands)                           1999                1998

Net (loss) income                         $(4,096)  $   869   $(8,253) $  (551)
Other comprehensive (loss) income,
before tax:
  Foreign currency translation
  adjustments                                  (7)       (1)      (18)       2
                                           ______    ______    ______   ______

Total comprehensive (loss) income         $(4,103)  $   868   $(8,271) $  (549)
                                           ======    ======    ======   ======

7.	Discontinued Operations

The sale of the Company's Technology Division, the sole component of the Technology segment, to NYFM, Incorporated (a wholly owned subsidiary of Foster-Miller, Inc., a Waltham, Massachusetts-based technology company) on March 31, 1998 completed management's planned sale of non-core businesses. Accordingly, the Company no longer includes Technology among its reportable business segments and now operates in only one segment, Test and Measurement. The Technology Division is reported as a discontinued operation as of December
26, 1997, and the consolidated financial statements have been restated to report separately the net assets and operating results of the business. In exchange for the Technology Division's assets, NYFM, Incorporated (a) agreed to pay the Company a percentage of annual gross sales in excess of $2.5 million for a period of five years; (b) assumed approximately $40 thousand of liabilities; and (c) established a credit for warranty work of approximately $35 thousand.

The Company's results for the third quarter of fiscal 1999 include a $41 thousand gain on the sale of the Technology Division calculated as a percentage of NYFM's first year gross sales in excess of $2.5 million as of March 31, 1999.

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Discontinued operations consist of the following:

                                   Three months ended       Nine months ended

                                   June 25,  June 26,       June 25,  June 26,
(Dollars in thousands)               1999      1998           1999      1998

Sales                              $     -   $     -        $     -   $   532
                                    ======    ======         ======    ======
Loss from operations before
income tax                         $     -   $     -        $     -   $  (516)

Income tax (benefit)                     -         -              -         -
                                    ______    ______         ______    ______
Net loss from discontinued
operations                         $     -   $     -        $     -   $  (516)
                                    ======    ======         ======    ======

Gain (loss) on disposal of Division$    41   $     -        $    41   $(1,769)

Income tax (benefit)                     -         -              -         -
                                    ______    ______         ______    ______
Gain (loss) on disposal of Division$    41   $     -        $    41   $(1,769)
                                    ======    ======         ======    ======

The assets and liabilities of the Company's discontinued operations are as follows:
                                          June 25,     Sept 30,
                                            1999         1998

Assets                                    $   457      $ 1,136
Liabilities                                   961        1,128

        Net(liabilities)assets            $  (504)     $     8

Assets with a net book value of $907 thousand consisting primarily of land, building and management information systems were transferred to continuing operations on October 1, 1997.

8.	Debt

The Industrial Development Agency for the Town of Colonie issued $6 million in Industrial Development Revenue ("IDR") Bonds on behalf of the Company to assist in the construction of a new building for Advanced Products and the Company's corporate staff and renovation of existing buildings leased to Plug Power. The bond closing was completed December 17, 1998 and proceeds of the IDR Bonds were deposited with a trustee for the bondholders. The Company has drawn the bond proceeds to cover qualified project costs. First Albany Companies, Inc. ("FAC"), which owns 34% of the Company's stock, underwrote the sale of the IDR Bonds. FAC received no fees for underwriting the IDR Bonds but will be reimbursed for its out-of-pocket costs.

KeyBank issued a letter of credit for approximately $6 million in connection with the $6 million IDR Bonds. The KeyBank credit agreements require the Company to meet certain covenants, including a fixed charge coverage and

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

leverage ratio. Further, if certain performance standards are achieved, the interest rates on the debt may be reduced.

The debt and the letter of credit obligations were transferred to Plug Power, LLC in connection with the sale of the MTI facility effective July 1, 1999.

As of June 25, 1999, KeyBank waived certain covenant violations and as of March 26, 1999, the KeyBank credit agreement was amended to modify certain covenants to conform with the Company's current performance projections.

9.      Cash Flows - Supplemental Information

NonCash investing activities for the nine months ended June 25, 1999 includes a $11.576 million increase in investment in joint venture and additional paid-in-capital generated primarily by investments in Plug Power by third parties.


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


                                                      Reconciling
(Dollars in thousands)               Test and           Item:      Consolidated
Three months ended June 25, 1999    Measurement       Corporate      Totals
Revenues                            $     2,606       $         -  $      2,606
Equity in joint venture loss                  -            (3,544)       (3,544)
Loss from continuing operations
  before tax                               (689)           (3,411)       (4,100)
Loss from continuing operations            (689)           (3,448)       (4,137)
Income from discontinued operations           -                41            41
Total loss                                 (689)           (3,407)       (4,096)
Segment assets                            7,820            16,748        24,568
Net (liabilities) discontinued
  operations                                  -              (504)         (504)

                MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                      Reconciling
(Dollars in thousands)                Test and           Item:     Consolidated
Three months ended June 26, 1998     Measurement       Corporate      Totals

Revenues                             $     5,767      $         -  $      5,767
Income(loss)from continuing
  operations before tax                    1,038             (169)          869
Income(loss) from continuing
  operations                               1,038             (169)          869
Total income(loss)                         1,038             (169)          869
Segment assets                             9,969            3,139        13,108
Net assets discontinued
  operations                                   -              649           649

The reconciling items are the amounts of revenues earned and expenses incurred for corporate operations, which is not included in the segment information.

                                                      Reconciling
(Dollars in thousands)                Test and           Item:     Consolidated
Nine months ended June 25, 1999      Measurement       Corporate      Totals

Revenues                             $     8,609      $         -  $      8,609
Equity in joint venture loss                   -           (6,859)       (6,859)
(Loss)income from continuing
  operations before tax                   (1,375)          (6,882)       (8,257)
(Loss)income from continuing
  operations                              (1,375)          (6,919)       (8,294)
Income from discontinued operations            -               41            41
Total (loss)income                        (1,375)          (6,878)       (8,253)
Segment assets                             7,820           16,748        24,568
Net (liabilities) discontinued
  operations                                   -             (504)         (504)


                                                      Reconciling
(Dollars in thousands)               Test and            Item:     Consolidated
Nine months ended June 26, 1998      Measurement       Corporate      Totals

Revenues                             $    16,016      $         -  $     16,016
Equity in joint venture loss                   -              (27)          (27)
Income(loss) from continuing
  operations before tax                    2,297             (563)        1,734
Income(loss)from continuing
  operations                               2,297             (563)        1,734
Loss on discontinued operations                -           (2,285)       (2,285)
Total income(loss)                         2,297           (2,848)         (551)
Segment assets                             9,969            3,139        13,108
Net assets discontinued
  operations                                   -              649           649



The reconciling items are the amounts of revenues earned and expenses incurred for corporate operations, which is not included in the segment information.

                 MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDTED FINANCIAL STATEMENTS


11. Equity

On April 23, 1999, the Company declared a 3 for 2 stock split in the form of a stock dividend. Holders of the Company's $1.00 par value common stock received one additional share of $1.00 par value common stock for every two shares of common stock owned as of April 30, 1999. The financial statements for all prior periods have been retroactively adjusted to reflect this stock split for both common stock issued and options outstanding.

12. Subsequent Event

Effective July 1, 1999, the Company closed the sale of the MTI facility, including a residence located adjacent to the campus, to Plug Power, LLC in exchange for 704,315 Plug Power Class A membership interests and the assumption of $6 million in debt by Plug Power.

On July 9, 1999, the Company completed the sale of 801,223 shares of common stock to current shareholders through a rights offering. The offering raised approximately $12.82 million before offering costs of approximately $.17 million for net proceeds of approximately $12.65 million. The Company will use some or all of the proceeds of the offering for further investment into Plug Power. In addition, some proceeds may be used for acquisitions for the Company's core businesses, efforts to increase market share, working capital, general corporate purposes and other capital expenditures.

In connection with these transactions, the Company's balance sheet will be impacted as follows:

                                                      Effect of
                                    As Reported     Transactions     Pro-Forma

Current Assets                      $    11,696     $     12,145     $  23,841
Property, Plant and Equipment, net        6,729           (5,825)          904
Investment in Joint Venture               5,938              330         6,268
Total Assets                             24,568            6,650        31,218

Current Liabilities                       3,630             (285)        3,345
Long-term debt, net of
  current maturities                      5,715           (5,715)            -
Total Shareholders' Equity               14,616           12,650        27,266
Total Liabilities and
  Shareholders' Equity                   24,568            6,650        31,218

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

    The sale of the Company's Technology Division, the sole component of the Technology segment, to NYFM, Incorporated (a wholly owned subsidiary of Foster-Miller Inc., a Waltham, Massachusetts-based technology company) on March 31, 1998 completed management's planned sale of non-core businesses. Accordingly, the Company no longer includes Technology among its reportable business segments and now operates in only one segment, Test & Measurement. The Technology Division is reported as a discontinued operation as of December 26, 1997 and the consolidated financial statements have been restated to report separately the net assets (liabilities) and operating results of the business.

Continuing Operations

    Sales decreased $3.16 million to $2.61 million for the three months ended June 25, 1999 as compared to $5.77 million for the three months ended June 26, 1998, a 54.8% decrease. This decrease is the result of continuing weak market conditions. Sales for the first three quarters of fiscal year 1999 versus the same period in fiscal year 1998 have decreased $7.4 million to $8.61 million in 1999 from $16.02 million in 1998, a 46.2% decrease. The nine-month changes are the result of the same conditions as the three-month changes.

	Selling, general and administrative expenses decreased $.56 million to $1.14 million for the three months ended June 25, 1999 as compared to $1.7 million for the three months ended June 26, 1998, a 33% decrease. This decrease is the result of additional cost reduction efforts in fiscal year 1999 and decreased commissions as a result of decreased sales. Selling, general and administrative expenses during the three-quarters of fiscal 1999 of $3.52 million represented a $1.09 million decrease or a 23.7% decrease from $4.61 million incurred during the same period in fiscal 1998. The nine-month changes are the result of the same conditions as the three-month changes.

	Operating income decreased $1.299 million to an operating loss of $(.481) million for the three months ended June 25, 1999 as compared to $.818 million for the three months ended June 26, 1998, a 158.8% decrease. This decrease is the result of decreased sales levels and corresponding decreases in gross profits due to fixed cost absorption at lower sales levels. Operating losses of $(1.330) million for the first three quarters of fiscal 1999 represented a $3.144 million decrease or a 173.3% decrease from the $1.814 million operating income recorded during the same period last year.

Other

In addition to the matters noted above, for the nine and three months ended June 25, 1999, the Company recorded a $6.859 million and $3.544 million loss, respectively, from the recognition of the Company's proportionate share of losses of the Plug Power joint venture compared to a $27 thousand loss for comparable periods in fiscal 1998.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results during the first three-quarters of fiscal 1999 were reduced by higher interest expense, principally resulting from increased indebtedness associated with the Industrial Development Revenue Bonds. The tax rate for the nine months ended June 25, 1999 and June 26, 1998 was 1.2% and 0%, respectively. This rate is due to the loss generated by both continuing operations and the investment in the joint venture and the use of net operating loss carryforwards. However, as a result of ownership changes in 1996, the availability of pre-1996 net operating loss carryforwards to offset future taxable income may be significantly limited pursuant to the Internal Revenue Code.

Financial Condition

    Working capital of $8.066 million at June 25, 1999 reflects a $2.287 million increase from September 30, 1998 as a result of long-term financing.

    At June 25, 1999, cash and cash equivalents were $3.19 million versus $5.57 million at September 30, 1998. Net cash used by operating activities for the first three-quarters of fiscal 1999 amounted to $1.76 million, as compared to cash used of $1.18 million in the prior year. The capital used during the first three-quarters of fiscal 1999 was applied principally to fund short term operating cash flow requirements. Additionally, accounts receivable decreased, because of reduced sales, to $3.25 million or a 34.4% decrease as of June 25, 1999 as compared to $4.96 million as of September 30, 1998.

MTI also funded $4 million of previously accrued capital contributions to Plug Power.

The Industrial Development Agency for the Town of Colonie issued $6 million in Industrial Development Revenue ("IDR") Bonds on behalf of the Company to assist in the construction of a new building for Advanced Products and the Company's corporate staff and renovation of existing buildings leased to Plug Power. The construction project is substantially completed. The bond closing was completed December 17, 1998 and proceeds of the IDR Bonds were deposited with a trustee for the bondholders. The Company has drawn bond proceeds to cover qualified project costs.

	KeyBank issued a letter of credit for approximately $6 million in connection with the $6 million IDR Bonds. The KeyBank credit agreements require the Company to meet certain covenants, including a fixed charge coverage and leverage ratio. Further, if certain performance standards are achieved, the interest rates on the debt may be reduced. The IDR Bonds and KeyBank Letter of Credit were transferred to Plug Power effective July 1, 1999 in connection with the sale of the MTI facility and adjacent residence.

Capital spending during the first nine months of fiscal 1999 was $2.65 million, an increase from the comparable period in 1998 where capital spending totaled $.2 million. Capital spending during fiscal 1999 included the construction described above. Total additional capital spending during fiscal 1999 is expected to be approximately $.90 million.

             MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS
              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company anticipates that it will be able to meet its liquidity needs during fiscal year 1999 from current cash resources, cash flow generated by operations, borrowing under its existing line of credit and proceeds from the Rights Offering completed on July 9, 1999 (see Note 12 to the financial statements). As of June 25, 1999, KeyBank waived certain covenant violations and as of March 26, 1999, the KeyBank credit agreement was amended to modify certain covenants to conform with the Company's current performance projections.

The Company and EDC have each committed to contribute up to $22.5 million to Plug Power to fund continuing operations through December 31, 2000. The Company does not have enough cash on hand to fund its commitment to Plug Power. If Plug Power calls all or a portion of the $22.5 million, and the Company agrees to fund the call, the Company may attempt to finance its capital contribution. However, there is no assurance the Company will find a lender or investors willing to fund the capital contribution, or that the Company will be able to borrow or otherwise raise money on terms that are favorable to the Company. If the capital commitment cannot be financed and other sources of funding are not found, the Company will not fund its full capital commitment, and the Company's right to purchase shares of Plug Power at the fixed price of $7.50 per share will be reduced by three times the amount of the capital call. If the Company does not satisfy its capital commitment and EDC does, the Company's interest in Plug Power will suffer substantial dilution.

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

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Systems Evaluation

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

Third-Party Suppliers

This phase of the Year 2000 Plan is in process and will be completed by the end of fiscal 1999. These third-party suppliers are in the process of implementing their own plans with an expected completion date of 1999. If any provider is not successfully compliant, the Company will evaluate selecting alternative providers at that time.

Facility Systems

The facility systems review is complete. All systems are believed to be Year 2000 compliant including telephone, fire alarm, security, elevator and network components.

Products

The Company has evaluated both current product offerings and products in the field to determine their ability to comply with Year 2000 issues. The products were found to be non-compliant, compliant if modifications are made, fully compliant or not impacted (that is, the product does not have a computer or contains an embedded computer but does not use a date function). Those products identified as non-compliant are products in the field that are not Year 2000 compliant, cannot be modified and must be replaced. Products that can be modified have upgrades available for sale.

Contingency Plans

This phase is currently being developed. Contingency plans should be in place by the end of fiscal 1999.

Costs
The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 project is approximately $120 thousand, which includes software, hardware and cabling upgrade and replacement costs. This estimate does not include the Company's potential share of Year 2000 costs that may be incurred by our joint venture, in which the Company participates but is not the operator. The total amount expended on the Plan through June 25, 1999 was $50 thousand for the upgrade and replacement of hardware.

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

                              PART II OTHER INFORMATION


Item 1.  Legal Proceedings

On September 9, 1998, Barbara Lawrence, the Lawrence Group, Inc.
("Lawrence"), and certain other Lawrence-related entities ("Plaintiffs") filed suit in the United States Bankruptcy Court for the Northern District of New York against First Albany Corporation ("FAC"), Dale Church, Edward Dohring, Alan Goldberg, George McNamee, Beno Sternlicht, Marty Mastroianni (former President and Chief Operating Officer of MTI) and 33 other individuals ("Defendants") who purchased a total of 820,909 shares of MTI stock from the Plaintiffs. The complaint alleged that Defendants purchased MTI stock from the Plaintiffs in violation of sections 10b, 20, 20A and rule 10b-5 of the Securities Exchange Act of 1934. In December 1998, the complaint was amended to add MTI as a defendant and assert a claim for common law fraud against all the Defendants including MTI. The case concerns the Defendants' 1998 purchase of MTI shares from the Plaintiffs at the price of $2.25 per share. Ownership of the shares was disputed and several of the Plaintiffs were in bankruptcy at the time of the sale. FAC acted as Placement Agent for the Defendants in the negotiation and sale of the shares and in proceedings before the Bankruptcy Court for the Northern District of New York, which approved the sale in September 1997. Plaintiffs claim that the Defendants failed to disclose material inside information concerning Plug Power, LLC to the Plaintiffs and therefore the $2.25 per share purchase price was unfair. Plaintiffs are seeking damages of $5 million plus punitive damages and costs. In April 1999, Defendants filed a motion to dismiss the amended complaint, which was denied. In June 1999, the parties agreed to stay discovery and amend Defendants time to answer the amended complaint until September 17, 1999.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

      Exhibit No.                      Description

         4.103 Assignment and Assumption Agreement, dated as of July 1, 1999, by and among Town of Colonie Industrial Development Agency, the registrant, Plug Power, LLC, KeyBank National Association and First Albany Corporation in connection with the sale of the MTI facility to Plug Power and the assignment and assumption of rights and obligations in connection with the Industrial Development Revenue Bonds (Letter of Credit Secured) Series 1998 A in the original aggregate amount of $6,000,000.

         10.31 Agreement of Sale, effective as of June 23, 1999, by and between the registrant and Plug Power, LLC for the sale of the MTI campus and adjacent residence.

         27              Financial Data Schedule

                            PART II OTHER INFORMATION


(b) Two reports on Form 8-K were filed during the third quarter 1999 and one report was filed subsequent to the quarter ended June 25, 1999.

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

	The Company filed a Form 8-K Report, dated July 2, 1999, reporting under
Item 5 thereof its intention to release 125,000 shares for the Rights Offering over-subscription and pre-releasing preliminary third quarter 1999 results.

                                 SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Mechanical Technology Incorporated



08-06-99                            s/George C. McNamee
________                            __________________________________
(Date)                              George C. McNamee
                                    Chairman and Chief Executive Officer





08-06-99                            s/Cynthia A. Scheuer
________                            __________________________________
(Date)                              Cynthia A. Scheuer
                                    Vice President/Chief Financial Officer