Form 10-K
period 1999-09-30
MECHANICAL TECHNOLOGY INC
filed 1999-12-28
CIK 64463

==========================================================================
                             UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549
                              FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                       EXCHANGE ACT OF 1934
           For the fiscal year ended September 30, 1999
                                or
/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934
             For the period from __________ to __________

                     Commission file number 0-6890

                    MECHANICAL TECHNOLOGY INCORPORATED
         (Exact name of registrant as specified in its charter)

           New York            			      14-1462255
(State or other jurisdiction of			(I.R.S. Employer
incorporation or organization)                  Identification No.)

325 Washington Avenue Extension, Albany, New York       12205
(Address of principal executive offices)             (Zip Code)

     Registrant's telephone number, including area code: (518)218-2500

     Securities Registered Pursuant to Section 12(b) of the Act: NONE

         Securities Registered Pursuant to Section 12(g) of the Act
                        $1.00 Par Value Common Stock
                              (Title of Class)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes  X    No
                               _____    _____
The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant on December 20, 1999 (based on the last sale price of $21.50 per share for such stock reported by NASDAQ for that date) was approximately $137,542,000.

As of December 20, 1999, the registrant had 11,698,571 shares of Common
Stock outstanding.
                         DOCUMENTS INCORPORATED BY REFERENCE
                Document               Where Incorporated into Form 10-K Report
	Proxy Statement for		                   Part III
Annual Meeting of Shareholders
to be held on March 16, 2000

PART I


ITEM 1:  BUSINESS

MTI manufactures and sells precision diagnostic and measurement
instruments and incubates alternative energy technology.   Given MTI's
recent success with Plug Power, Inc. and its early development efforts with Proton Exchange Membrane ("PEM") fuel cells, gas and steam powered turbines and the Sterling Engines, MTI is in a unique position to be a leader in the evolution of alternative energy technology. MTI's alternate energy strategy includes: acquisition of companies that have synergies with MTI's core competencies; acquisition of majority stock positions in established alternative energy companies; and internal development and growth of alternative energy businesses.

Over the last several years MTI sold off non-core businesses and restructured its balance sheet. Today MTI is a very different company, substantially streamlined in focus, but with challenges remaining. MTI is a manufacturer of advanced diagnostic, test and measurement products that combine precision sensing capabilities with proprietary software and systems to serve a variety of applications for commercial and military customers. The Company has two principal business units: the Advanced Products Division ("Advanced Products"), which produces diagnostic and sensing instruments and computer-based balancing systems; and Ling Electronics, Inc. ("Ling"), a developer and manufacturer of vibration test systems and power conversion products, which was sold on October 21, 1999, as part of a strategic alliance with SatCon Technology Corporation.

In the coming year, Advanced Products will focus on improving existing products and developing additional products for diagnostic and testing equipment. The non-contact sensing instrumentation products utilize fiber optic, laser and capacitance technology to perform high precision position measurements for product design and quality control inspection requirements, primarily in the semiconductor and computer disk drive industries. Advanced Products' computer-based aircraft engine balancing systems include an on-wing jet engine balancing system used by both commercial and military aircraft fleet maintenance personnel. This product provides trim balancing and vibration analysis in the field or in test cells.

MTI is uniquely positioned to be the moving force behind the evolution of alternative energy technology. As a pioneer in the alternative energy field, MTI has demonstrated its ability, first in the research and development of gas and steam turbines; then through its development efforts in connection with the Sterling Engines; and most recently in its research and development of PEM fuel cell technology. MTI has successfully turned its PEM fuel cell research into a public company dedicated to bringing a safe, reliable and cost-effective fuel cell to market. Plug Power, Inc., which was initially a joint venture of MTI and Detroit Edison, believes that it will soon have residential fuel cells in the market place. MTI helped develop the strategic partnerships, capital investment, and growth strategy of Plug Power, Inc. It is MTI's forward strategy to use its resources and experiences to repeat this success with other alternative energy companies.

Mechanical Technology Incorporated was incorporated in New York in 1961. Unless the context otherwise requires, the "registrant", "Company", "Mechanical Technology" and "MTI" refers to Mechanical Technology Incorporated and its subsidiaries. The Company's principal executive offices are located at 325 Washington Avenue Extension, Albany, New York 12205 and its telephone number is (518) 218-2500.


Significant Developments in the Business

On June 27, 1997, the Company and Edison Development Corp. ("EDC"), a subsidiary of DTE Energy Co. formed a joint venture, Plug Power, L.L.C. ("Plug Power"), to further develop the Company's Proton Exchange Membrane ("PEM") Fuel Cell technology. In exchange for its contribution of contracts and intellectual property and certain other net assets that had comprised the fuel cell research and development business activity of the Technology segment (which assets had a net book value of $357 thousand), the Company received a 50% interest in Plug Power. EDC made an initial cash contribution of $4.75 million in exchange for the remaining 50% interest in Plug Power. The Company's investment in Plug Power is included in the balance sheet caption "Investment in Plug Power"; the assets contributed by the Company to Plug Power had previously been included in the assets of the Company's Technology segment. See the supplemental disclosure regarding Contribution of Net Assets to Plug Power in the Consolidated Statements of Cash Flows for additional information regarding the assets contributed by the Company to Plug Power.

Plug Power has focused exclusively on the research, development and manufacture of an economically viable PEM fuel cell. During 1999, the Company invested $6 million cash in Plug Power and sold the MTI campus to Plug Power in exchange for shares of Plug Power and Plug Power's assumption of $6 million of debt.

On October 29, 1999 Plug Power Inc. made an initial public offering ("IPO") of its common stock on the NASDAQ National Market under the symbol "PLUG." The initial public offering price for the 6 million shares issued was $15 per share. Additionally, the underwriters of the IPO exercised their 900,000 share over allotment at the IPO price.

Since Plug Power was formed in 1997 the Company, EDC and other investors have contributed substantial amounts of cash and other assets to Plug Power. Contributions to Plug Power by the Company totaled $20.7 million as of September 30, 1999. Immediately prior to the Plug Power IPO, the Company purchased an additional 2,733,333 shares of Plug Power at $7.50 per share for a total purchase price of $20.5 million. Immediately after Plug Power's IPO, the Company owned 13,704,315 shares of Plug Power or approximately 31.9 percent of outstanding Plug Power stock.
The Company's contribution to Plug Power increased to $41.2 million as of Plug Power's IPO date.

On October 21, 1999, the Company created a strategic alliance with SatCon Technology Corporation (SatCon), an innovator of alternative energy technologies. SatCon acquired Ling Electronics, Inc. and Ling Electronics, Ltd. from the Company and the Company committed to invest approximately $7 million in SatCon. In consideration for the acquisition of Ling Electronics and the Company's investment, the Company will receive 1,800,000 shares of SatCon's common stock and warrants to purchase an additional 100,000 shares of SatCon's common stock. The Company funded $2.57 million of its investment in SatCon and will make the remaining investment by the end of January 2000. SatCon will also receive warrants to purchase 100,000 shares of the Company's common stock.

On July 12, 1999, the Company completed the sale of 801,223 shares of common stock to current shareholders through a rights offering. The offering raised approximately $12.8 million before offering costs of approximately $158 thousand for net proceeds of approximately $12.7 million. The Company will use some or all of the proceeds of the offering for investment into Plug Power. In addition, some proceeds may be used for acquisitions, efforts to increase market share, working capital, general corporate purposes and other capital expenditures.

On September 30, 1998, the Company completed the sale of 1,196,399 shares of common stock to current shareholders through a rights offering. The offering raised approximately $7.2 million before offering costs of approximately $186 thousand for net proceeds of approximately $7 million. The Company used substantially all of the proceeds of the offering for investment in Plug Power. The remaining proceeds were used for efforts to increase market share, working capital, general corporate purposes and other capital expenditures.

The sale of the Company's Technology Division, the sole component of the Technology segment, to NYFM, Incorporated (a wholly owned subsidiary of Foster-Miller, Inc., a Waltham, Massachusetts-based technology company) on March 31, 1998, completed management's planned sale of non-core businesses. Accordingly, the Company no longer includes Technology among its reportable business segments. The Technology Division is reported as a discontinued operation as of December 26, 1997, and the consolidated financial statements have been restated to report separately the net assets and operating results of the business. The Company's prior year financial statements have been restated to conform to this treatment. See Note 16 to the accompanying Consolidated Financial Statements.

On September 30, 1997, the Company sold all of the assets of its L.A.B. division to Noonan Machine Company of Franklin Park, IL. The Company received $2.6 million in cash and two notes, totaling $650 thousand, from Noonan Machine Company. The purchaser has requested that the principal amount of the note be reduced to reflect the resale value of certain assets of L.A.B. The Company is enforcing its rights with respect to the note. The net proceeds from the sale were used to pay down all outstanding debt and build working capital. The sale of L.A.B. resulted in a $2.0 million gain, which was recorded in the fourth quarter of fiscal year 1997.

On December 27, 1996, the Company and First Albany Companies Inc. ("FAC") entered into a Settlement Agreement and Release whereby the Company issued FAC 1.0 million shares of Common Stock in full satisfaction of its obligations pursuant to the Claim Participation Agreement dated December 21, 1993 and amended December 14, 1994, among United Telecontrol
Electronics, Inc. ("UTE"), the Company and First Commercial Credit

Corporation, in the principal amount of $3.0 million plus accrued interest of $1.2 million. As a result, the Company in the first quarter of fiscal 1997 realized a gain on the extinguishment of debt totaling $2.5 million, net of approximately $100 thousand of transaction related expenses and net of taxes of $106 thousand.


Business Segments

The Company currently conducts business in two business segments:
Alternative Energy Technology and Test and Measurement.


Alternative Energy Technology

The Alternative Energy Technology segment incubates companies that research, develop, manufacture and distribute alternative energy technology solutions. Investments at September 30, 1999 consist of a 40.65 percent equity interest in Plug Power L.L.C. Plug Power is a leading designer and developer of on-site, electricity generation systems utilizing proton exchange membrane ("PEM") fuel cells for residential applications. GE Fuel Cell Systems, LLC, a joint venture that is owned by General Electric's GE Power Systems business (75%) and Plug Power (25%) will market, sell, service, and install Plug Power's products once they are developed.

On October 29, 1999 Plug Power Inc. made an initial public offering ("IPO") of its common stock on the NASDAQ National Market under the symbol "PLUG." The initial public offering price for the 6 million shares issued was $15 per share.

Immediately prior to the Plug Power IPO, the Company purchased an additional 2,733,333 shares of Plug Power at $7.50 per share for a total purchase price of $20.5 million. The Company financed the acquisition of these shares through a $22.5 million loan from KeyBank N.A. Immediately after Plug Power's IPO, the Company owned 13,704,315 shares of Plug Power or approximately 31.9 percent of outstanding Plug Power stock.

Plug Power is developing a PEM fuel cell for residential and automotive applications. As of December 1999, Plug Power has reported achieving the following milestones:

June 1998               Powered a three-bedroom home ("Demonstration Home")
                        with a hydrogen-fueled residential fuel cell system

November 1998		Demonstrated a methanol-fueled residential fuel cell
                        system

December 1998		Selected to design and manufacture 80 test and
                        evaluation residential fuel cell systems for the State of New York for installation at various test sites over the next two years

December 1998           Demonstrated a natural gas-fueled residential fuel
                        cell system

February 1999		Entered into agreement with GE On-Site Power to
                        distribute and service Plug Power residential fuel cell systems

June 1999               Began construction of a state-of-the-art, 51,000
                        square foot manufacturing facility in Latham, New
                        York

August 1999		Powered the Demonstration Home with a residential
                        fuel cell system connected to its existing natural gas pipeline

September 1999		Filed their 50th patent application relating to fuel
                        cell technology, system designs and manufacturing processes

December 1999		Announced successful completion of a four-month test
                        of a natural gas powered fuel cell system in the Demonstration Home

In October, 1999, MTI sold Ling to SatCon in exchange for common stock and purchased or made commitments to purchase SatCon common stock and warrants. Assuming all funding commitments are made and warrants exercised, MTI will own approximately 16% of SatCon's issued and outstanding common stock.

SatCon manufactures and sells power and energy management products for telecommunications, silicon wafer manufacturing, factory automation, aircraft, satellites and automotive applications. SatCon has four operating divisions: Film Microelectronics, Inc. designs and manufactures microelectronic circuits and interconnect products; Magmotor manufactures motors and magnetic suspension systems; Beacon Power manufactures flywheel energy storage devices; and the Technology Center is responsible for new technology and product development.

Test and Measurement

Test and Measurement offers a wide range of technology-based equipment and systems for improved manufacturing, product testing, and inspection for industry. Business units in this segment include the Advanced Products Division, Ling Electronics, Inc. (sold on October 21, 1999) and the L.A.B. Division (sold on September 30, 1997).

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

Ling, of Anaheim, California, designs, manufactures, and markets electro-dynamic vibration test systems, high-intensity-sound transducers, power conversion equipment and power amplifiers used to perform reliability testing and stress screening during product development and quality control. This mode of testing is used by industry and the military to reveal design and manufacturing flaws in a broad range of precision products, from satellite parts to computer components. Recent Ling products for power and frequency conversion and "clean power" applications include systems capable of output up to 432 kVA. Ling was sold on October 21, 1999 to SatCon in exchange for 770,000 shares of SatCon common stock (with a market value of $6.738 million on the transaction date).

The L.A.B. Division, which was sold on September 30, 1997, designed, manufactured and marketed mechanically driven and hydraulically driven test systems for package and product reliability testing. Among other uses, this equipment simulates the conditions a product will encounter during transportation and distribution including shock, compression, vibration and impact. This type of testing is widely conducted by businesses involved in product design, packaging and distribution.

The Company believes that the test and measurement industry will undergo substantial consolidation in the near future. The challenges facing MTI today are similar to those facing other smaller companies in industries where consolidation is a part of the landscape. The Company believes that consolidation may become a competitive necessity and that Advanced Products is well-positioned to combine with complementary, synergistic businesses to enhance and expand product offerings and increase profitability and market position. Accordingly, the Company is actively exploring strategic acquisitions and alliances for its businesses.

The business units in the Test and Measurement segment have numerous customers and are not dependent upon a single or a few customers.


Backlog

The backlog of orders believed to be firm as of September 30, is $2.1 million for 1999 and 1998 (of which $997 thousand and $487 thousand, respectively, relates to the Company's Advanced Products Division). The backlog relates to contracts awarded by commercial customers or government agencies.

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

The primary competitive considerations in the test and measurement segment are product quality and performance, price and timely delivery. The Company believes that its product development skills and reputation are competitive advantages.


Employees

The total number of employees of the Company and its subsidiaries was 104 as of September 30, 1999, compared to 123 as of the beginning of the fiscal year.

Executive Officers

The executive officers of the registrant (all of whom serve at the pleasure of the Board of Directors), their ages, and the position or office held by each, are as follows:

      Position or Office                    Name                     Age

Chief Executive Officer,              George C. McNamee               53
 and a Director

Vice President and Chief              Cynthia A. Scheuer              38
 Financial Officer

Vice President and General Manager,   Denis P. Chaves                 59
 Advanced Products

President and Chief Executive Officer James R. Clemens                50
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

Mr. Clemens has been President and Chief Executive Officer of Ling Electronics, Inc., a wholly owned subsidiary of the Company, since April 1998. Mr. Clemens was previously Vice President and General Manager of Ling from April 1997 to April 1998. Mr. Clemens resigned as an officer of the Company on October 21, 1999, to join SatCon Technology Corporation. From December 1994 to March 1997, he was a site manager for Teleflex Control. From September 1992 to November 1994, he was President and Chief Operating Officer of MTI's former subsidiary United Telecontrol Electronics, Inc.


ITEM 2:  PROPERTIES

The Company leases property in New York and, prior to the sale of Ling, leased space in California. In management's opinion, the facilities are generally well-maintained and adequate to meet the Company's current and future needs.

The Company's corporate headquarters were located in a building in Latham, New York which was sold to Plug Power during 1999 and a portion of which was leased back to the Company until November 1999. The building contained a total of approximately 31,000 square feet. In November 1999, the Company completed its relocation to Albany, New York, where it leases a facility for Advanced Products and corporate headquarters. The facility has approximately 20,700 square feet of office and manufacturing space. The lease expires on November 30, 2009.

Ling Electronics, Inc. (Ling) leases approximately 85,000 square feet of office and manufacturing space in Anaheim, California. The lease will expire in June of 2003. Ling was sold, and the lease assigned, to SatCon Technology Corporation on October 21, 1999.


ITEM 3:  LEGAL PROCEEDINGS

At any point in time, the Company and its subsidiaries may be involved in various lawsuits or other legal proceedings; these could arise from the sale of products or services or from other matters relating to its regular business activities, may relate to compliance with various governmental regulations and requirements, or may be based on other transactions or circumstances. The Company does not believe there are any such proceedings presently pending that could have a material adverse effect on the Company's financial condition except for the matters described in Note 14 to the accompanying Consolidated Financial Statements (which description is incorporated herein by reference).

On September 9, 1998, Barbara Lawrence, the Lawrence Group, Inc. ("Lawrence"), and certain other Lawrence-related entities ("Plaintiffs") filed suit in the United States Bankruptcy Court for the Northern District of New York against First Albany Corporation ("FAC"), Dale Church, Edward Dohring, Alan Goldberg, George McNamee, Beno Sternlicht, Marty Mastroianni (former President and Chief Operating Officer of MTI) and 33 other individuals ("Defendants") who purchased a total of 820,909 shares of MTI stock from the Plaintiffs. The complaint alleged that Defendants purchased MTI stock from the Plaintiffs in violation of sections 10b, 20, 20A and rule 10b-5 of the Securities Exchange Act of 1934. In December 1998, the complaint was amended to add MTI as a defendant and assert a claim for common law fraud against all the Defendants including MTI. The case concerns the Defendants' 1998 purchase of MTI shares from the Plaintiffs at the price of $2.25 per share. Ownership of the shares was disputed and several of the Plaintiffs were in bankruptcy at the time of the sale. FAC acted as Placement Agent for the Defendants in the negotiation and sale of the shares and in proceedings before the Bankruptcy Court for the Northern District of New York, which approved the sale in September 1997. Plaintiffs claim that the Defendants failed to disclose material inside information concerning Plug Power, LLC to the Plaintiffs and therefore the $2.25 per share purchase price was unfair. Plaintiffs are seeking damages of $5 million plus punitive damages and costs. In April 1999, Defendants filed a motion to dismiss the amended compliant, which was denied. In June 1999, the parties agreed to stay discovery and amend Defendants time to answer the amended complaint until September 17, 1999. In October 1999, Defendants answered the amended Complaint.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the registrant's security holders during the fourth quarter of fiscal 1999.


PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS

Price Range of Common Stock

On April 16, 1999, the stock began trading on the NASDAQ National Market System under the same symbol, MKTY. From August 1994 through April 15, 1999, the Company's Common Stock traded on the over-the-counter market under the symbol MKTY on the OTC Bulletin Board. Set forth below are the highest and lowest prices at which shares of the Company's Common Stock have been traded during each of the Company's last two fiscal years.

                                                   Prices as Adjusted to
                                                 Effect for April 30,1999
                           Prices as Reported    Three for Two Stock Split
				        High        Low         High          Low

Fiscal Year 1999
	First Quarter        8-5/8       6-3/4      5-3/4          4-1/2
	Second Quarter       21          8          14             5-1/3
	Third Quarter        30          11-11/12   30             7-15/16
	Fourth Quarter       35-9/16     23-6/16    35-9/16        23-6/16

Fiscal Year 1998
	First Quarter	      6-3/4       3-3/4      4-1/2          2-1/2
	Second Quarter	      8-1/8       3-1/2      5-5/12         2-1/3
        Third Quarter         8-1/8       5-11/16    5-5/12         3-3/4
	Fourth Quarter	      9-3/8       6          6-1/4          4


Number of Equity Security Holders

As of December 20, 1999, the Company had approximately 479 holders of its $1.00 par value Common Stock. In addition, there are approximately 4,154 beneficial owners holding stock in "street" name.


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

ITEM 6:  SELECTED FINANCIAL DATA

The following table sets forth summary financial information regarding Mechanical Technology Incorporated for the years ended September 30, as indicated:

Statement of Earnings Data                             (In thousands, except per share data)
                                                                     Restated  Restated   Restated
                                             1999            1998      1997       1996      1995
Net Sales                                $  12,885	 $  21,028  $ 24,102   $ 22,755  $ 18,140
Gain on Sale of
Subsidiary/Division or
Building                                         -               -     2,012        750     6,779
(Loss) Income from Continuing
Operations before
Extraordinary Item and
Income Taxes                               (10,692)         (2,006)    2,701        673     3,352
(Loss) Income from Continuing
Operations before
Extraordinary Item                         (10,729)         (2,031)    2,558        598     3,256
Extraordinary Item -
Gain on Extinguish-
ment of Debt, Net of
Taxes ($106)                                     -               -     2,507          -         -
(Loss) Income from
Continuing Operations                      (10,729)         (2,031)    5,065        598     3,256
Income (Loss) from
Discontinued
Operations, Net
of Taxes                                        41          (2,285)2    (545)     3,150      (334)

Net(Loss)Income                          $ (10,688)      $  (4,316) $  4,520   $  3,748  $  2,922
Diluted Earnings
Per Share1,3
(Loss) Income from
Continuing Operations
before Extraordinary
Item                                       $ (0.94)      $   (0.21) $   0.28   $   0.09  $   0.57
Extraordinary Item                               -               -      0.27          -         -
(Loss)Income from
Discontinued
Operations                                       -           (0.24)    (0.06)      0.50     (0.06)
Net (Loss)Income                           $ (0.94)      $   (0.45) $   0.49   $   0.59  $   0.51

Weighted Average Shares
Outstanding and
Equivalents1                            11,330,530       9,576,672 9,149,176  6,310,094 5,742,045

Balance Sheet Data:
Working Capital                        $    18,662       $   5,779  $  7,696   $  7,086  $  2,712

Total Assets                                31,780          21,128    14,003     13,481    13,444

Total Long- Term Debt                            -               -         -      5,508     6,960

Total Shareholders' Equity (Deficit)        27,786          11,124     8,213      2,164    (3,490)
__________________________

1 Earnings per share information has been retroactively adjusted to reflect the April  30, 1999 3 for 2 stock split.
2 Includes a net charge of $1,769 related to the discontinuance of the Company's Technology Division and a $516 loss from operations prior to discontinuance.
3 Earnings per share have been restated to comply with SFAS No. 128, "Earnings Per Share."

Prior years have been restated to reflect the Technology and Defense/Aerospace segments as discontinued operations. (See Note 16 to the accompanying Consolidated Financial Statements).

There were no cash dividends on common stock declared for any of the periods presented.


ITEM 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


Results of Operations:  1999 in Comparison with 1998

The following three paragraphs summarize significant organizational changes, which impact the comparison of 1999 and 1998 results of operations.

On June 27, 1997, the Company and Edison Development Corp. ("EDC"), a subsidiary of DTE Energy Co. formed a joint venture, Plug Power L.L.C. ("Plug Power") to further develop the Company's Proton Exchange Membrane ("PEM") Fuel Cell technology. In exchange for its contribution of employees, contracts, intellectual property and certain other assets that had comprised the fuel cell research and development business activity of the Technology segment (which assets had a net book value of $357 thousand), the Company received a 50% interest in Plug Power. EDC made an initial cash contribution of $4.75 million in exchange for the remaining 50% interest in Plug Power. The Company's investment in Plug Power is included in the balance sheet caption "Investment in Plug Power"; the assets contributed by the Company to Plug Power had previously been included in the assets of the Company's Technology segment. See the supplemental disclosure regarding Contribution of Net Assets to Plug Power in the Consolidated Statements of Cash Flows for additional information regarding the assets contributed by the Company to Plug Power.

Since Plug Power was formed in 1997 the Company, EDC and other investors have contributed substantial amounts of cash and other assets to Plug Power. Contributions to Plug Power by the Company totaled $20.7 million as of September 30, 1999 and increased to $41.2 million as of Plug Power's IPO date. After Plug Power' s IPO, the Company owned 13,704,315 shares or 31.9% of outstanding Plug Power stock.

The sale of the Company's Technology Division, the sole component of the Technology segment, to NYFM, Incorporated (a wholly owned subsidiary of Foster-Miller, Inc., a Waltham, Massachusetts-based technology company) on March 31, 1998 completed management's planned sale of non-core businesses. Accordingly, the Company no longer includes Technology among its reportable business segments. The Technology Division is reported as a discontinued operation as of December 26, 1997, and the consolidated financial statements have been restated to report separately the net assets and operating results of the business.

The following is management's discussion and analysis of certain significant factors, which have affected the Company's results of operations for 1999 compared to 1998. This discussion relates only to the Company's continuing operations before the sale of Ling, which occurred in

October 1999.

Sales for fiscal 1999 totaled $12.9 million compared to $21.0 million for the prior year, a decrease of $8.1 million or 38.7%. This decrease is the result of continuing weak market conditions. Advanced Products and Ling reported sales decreases of 48.7% and 31.6%, respectively in the year ended September 30, 1999.

Selling, general and administrative expenses for fiscal 1999 were 38.4% of sales, as compared to 27.6% in 1998. Higher levels of general/administrative expenses as a percentage of sales for fiscal 1999 resulted primarily from the 38.7% decrease in sales. Actual selling, general and administrative expenses decreased $.863 million from 1998 to 1999.

Product development and research costs during fiscal 1999 were 8.6% of sales, compared to 4% for 1998. Development costs increased $.274 million from 1998 to 1999 reflecting the Advanced Products Division's commitment to developing diagnostic and other new products.

The operating loss of $1.4 million for the year ended September 30, 1999 represents a $3.4 million or 170.4% decrease from the $2 million operating income reported during the same period last year. The decrease is the result of decreased sales levels and corresponding decreases in gross profits due to fixed cost absorption at lower sales levels. Gross profit decreased to 36% of sales in fiscal 1999 from 41% of sales in fiscal 1998.

In addition to the matters noted above, the Company recorded a $9.4 million loss from the recognition of the Company's proportionate share of losses of Plug Power compared to a $3.8 million loss in 1998.

Results during fiscal 1999 were adversely effected by the sales decrease. Further, as a result of ownership changes in 1996, the availability of net operating loss carryforwards to offset future taxable income will be significantly limited pursuant to the Internal Revenue Code.


Results of Operations: 1998 in Comparison with 1997

The following two paragraphs summarize significant organizational changes, which impact the comparison of 1998 and 1997 results of operations.

Net assets of the discontinued technology operation were $8 thousand and $3,186 thousand at September 30, 1998 and 1997, respectively, and the loss on discontinued operations included a loss from operations of $516 thousand and a loss on disposal of $1,769 thousand at September 30, 1998. The loss on disposal includes a provision for estimated operating results prior to disposal. The Company's prior year financial statements have been restated to conform to this treatment.

On September 30, 1997, the Company sold all of the assets of its L.A.B. Division to Noonan Machine Company of Franklin Park, IL. The Company received $2.6 million in cash and two notes, totaling $650 thousand, from Noonan Machine Company. The purchaser has requested that the principal amount of the note be reduced to reflect the resale value of certain assets of L.A.B. The Company is enforcing its rights with respect to the note. The net proceeds from the sale were used to pay down outstanding debt and build working capital. The sale of L.A.B. resulted in a $2.0 million gain, which was recorded in the fourth quarter of fiscal year 1997. In addition, $250 thousand of the proceeds associated with one of the notes was recorded as deferred revenue due to the possible reduction of the $250 thousand note receivable, in the event of a sale of certain fixed assets, in accordance with the terms of the note.

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

Selling, general and administrative expenses for fiscal 1998 were 27.6% of sales, as compared to 29.1% in 1997. Product development and research costs during fiscal 1998 were 4% of sales, compared to 4.2% for 1997. Lower levels of selling, general and administrative expenses for fiscal 1998 resulted primarily from cost reduction efforts during fiscal 1998 as well as the elimination of costs for L.A.B. of $600 thousand.

Operating income of $2 million at September 30, 1998 represented a $400 thousand or 25.5% increase from the $1.6 million operating income recorded during the same period last year. The increase is the result of increased sales levels for Advanced Products and improved margins as a result of cost control measures. Excluding the L.A.B. division results in 1997, operating income increased $900 thousand.

In addition to the matters noted above, during the fourth quarter of fiscal 1998, the Company recorded a $3.8 million loss from the recognition of the Company's proportionate share of losses in Plug Power compared to a $330 thousand loss in 1997. During the fourth quarter of fiscal 1997, the Company recorded a $2.0 million gain on the sale of the L.A.B. Division. Further, the Company recorded a $2.5 million extraordinary gain, net of taxes, on the extinguishment of debt during the first quarter of fiscal 1997.

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

Liquidity and Capital Resources

At September 30, 1999, the Company's order backlog was $2.1 million, representing no change from the prior year-end.

Inventories in 1999 remained stable at $3.75 million to support expected sales increases during the first quarter of 2000. Additionally, accounts receivable decreased by $1.1 million in 1999 due to the reduced sales during fiscal 1999.

Cash flow used by continuing operations was $2.3 million in 1999 compared with $.5 million provided in 1998 and $1.1 million provided in 1997. Cash flow from operating activities was impacted in 1999 by operating losses and 1998 and 1997 were impacted by positive operating income and fluctuations in working capital components.

Working capital was $18.7 million at September 30, 1999, a $12.9 million increase from $5.8 million at fiscal year-end 1998. Capital increased $12.7 million in 1999 which reflects the proceeds received from the sale of common shares to existing shareholders through a rights offering.

Capital expenditures were $2.7 million for 1999, $3.2 million for 1998 and $.4 million for 1997. The capital expenditures in 1999 were in accordance with the higher level of planned expenditures including the construction of a new facility for Advanced Products and corporate headquarters and renovations to an existing building, which were subsequently sold to Plug Power in July 1999. Capital expenditures in 2000 are expected to approximate $.4 million, which consists of expenditures for facility fit-up and computer and manufacturing equipment. The Company expects to finance these expenditures with cash from operations and existing credit facilities.

Cash and cash equivalents were $5.9 million at September 30, 1999 compared to $5.6 million at September 30, 1998. Investments in marketable securities were $7.9 million at September 30, 1999. These increases are primarily attributable to $12.7 million of net cash proceeds from the sale of common shares to existing shareholders through a rights offering, which closed on July 12, 1999 net of payments associated with the Company's construction project. During 1999, the Company also funded $4 million of previously accrued capital contributions to Plug Power.

At September 30, 1999 and 1998, there were no borrowings outstanding on the lines of credit. The Company has a working capital line of credit available in the amount of $4 million and a $1 million equipment line of credit. These lines of credit expire on January 31, 2000. The Company is currently negotiating an extension of these lines of credit.

The reduction in net assets of discontinued operations to a net liability of $.5 million reflects the collection of receivables and settlement of liabilities. The sale of the Technology Division was completed as of March 31, 1998.

KeyBank issued a letter of credit for approximately $6 million in connection with the issuance of $6 million of Industrial Development Revenue Bonds ("IDR Bonds"). The KeyBank credit agreements required the Company to meet certain covenants, including a fixed charge coverage and leverage ratio. Further, if certain performance standards were achieved, the interest rates on the debt may be reduced. The IDR Bond Obligation, letter of credit and unexpended bond proceeds were transferred to Plug Power in connection with the sale of the MTI facility and adjacent residence effective July 1, 1999.

The Industrial Development Agency for the Town of Colonie issued $6 million in IDR Bonds on behalf of the Company to assist in the construction of a new building for Advanced Products and the Company's corporate staff and renovation of existing buildings leased to Plug Power. The bond closing was completed December 17, 1998 and proceeds of the IDR Bonds were deposited with a trustee for the bondholders. The Company has drawn bond proceeds to cover qualified project costs.

On November 1, 1999, the Company entered into a $22.5 million Credit Agreement with KeyBank, N.A. ("the $22.5 million Credit Agreement"). The proceeds of this loan were used to fund the Company's remaining $20.5 million balance of its Mandatory Capital Commitment to contribute $22.5 million to Plug Power. Pursuant to the Mandatory Capital Commitment, the Company purchased 266,667 shares of Plug Power for $2 million on September 30, 1999 and 2,733,333 shares of Plug Power for $20.5 million in November 1999. The Company may sell shares of Plug Power Common Stock to pay monthly interest and or quarterly principal payments (beginning May 2001) on the Loan. Plug Power's stock is currently traded on the NASDAQ, therefore the stock is subject to stock market conditions. Due to the Company's significant ownership position, sales of Plug Power stock will be subject to SEC Rule 144 limitations including a limit of one (1) percent of total outstanding shares per quarter.

The $22.5 million Credit Agreement requires the Company to meet certain covenants, including maintenance of a collateral account which at all times has a minimum market value of $600 thousand and a balance on November 1, 1999 of $2.65 million, and maintenance of a collateral coverage ratio. The existing covenants under the original letter of credit were eliminated pursuant to the $22.5 million Credit Agreement. The $22.5 million Credit Agreement is collateralized by 100% of the Company's equity interest in Plug Power.

On October 21, 1999, the Company created a strategic alliance with SatCon Technology Corporation (SatCon). SatCon acquired Ling Electronics, Inc. and Ling Electronics, Ltd. from the Company and the Company committed to invest approximately $7 million in SatCon. In consideration for the acquisition of Ling Electronics and the Company's investment, the Company will receive 1,800,000 shares of SatCon's common stock and warrants to purchase an additional 100,000 shares of SatCon's common stock. The Company funded $2.57 million of its investment in SatCon and will make the remaining investment by the end of January 2000. SatCon will also receive warrants to purchase 100,000 shares of the Company's common stock.

The Company anticipates that it will be able to meet the liquidity needs of its continuing operations and its investment commitment to SatCon from current cash resources, cash flow generated by operations and borrowing under its existing lines of credit.

Market Risk

Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and equity prices.

Because the Company's cash and investment position exceeds both short and long term obligations, the Company's exposure to interest rate risk relates primarily to its investment in marketable debt securities. The investments are at variable rates, which generally reflect market conditions. The Company manages its investments to increase return on investment and only invests in instruments with high credit quality.

The Company has performed a sensitivity analysis on its marketable debt securities and its investment in Plug Power common stock. The sensitivity analysis presents the hypothetical change in fair value of those financial instruments held by the Company at September 30, 1999 which are sensitive to changes in interest rates. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-percentage point parallel shift in the yield curve. The fair values of the Company's investments in marketable securities have been based on quoted market prices. As the carrying amounts on short-term investments maturing in less than 180 days approximate the fair value, these are not included in the sensitivity analysis. The fair value of marketable securities over 180 days is $3.0 million. A one-percentage point change in the interest rates would change the fair value of investments over 180 days by $85 thousand.

The Company also has an investment in Plug Power, which is accounted for on the equity method. The fair market value of the investment is $164.6 million based on the October 28, 1999 $15 per share initial public offering price. If the market price on the Plug Power stock would decrease by ten percent the fair value of the stock would decrease by $16.5 million.


Year 2000


The Company's Year 2000 plan is complete. The plan addresses the issue of computer programs and embedded computer chips being unable to distinguish between the year 1900 and the year 2000 as well as the ability to recognize the leap year date of February 29, 2000. The plan has been divided into six areas: (1)Systems evaluation, (2) Software evaluation, (3) Third-party suppliers, (4) Facility systems, (5) Products and (6)Contingency plans. The general phases common to all segments are: (1) Inventorying Year 2000 items, (2) Assigning priorities to identified items, (3) Assessing the Year 2000 compliance of items determined to be material to the Company, (4) Repairing or replacing material items that are determined not to be Year 2000 compliant, (5) Testing material items and (6) Designing and implementing contingency and business continuation plans for each organization and company location.

Systems Evaluation

All internal systems have been identified, inventoried, prioritized and assessed for Year 2000 compliance. Systems found to be non-compliant were replaced and compliant systems were assessed to determine what if any maintenance is required to keep them compliant. Plans have been developed to ensure that staff is available to oversee restarting certain machines and manually adjusting their dates.

Software Evaluation

All software material to the Company has been identified, evaluated, and is now in compliance and certified as such by vendors or new software has been purchased.


Third-Party Suppliers

Third-party suppliers have been identified and reviewed to determine whether their products and supplies are Year 2000 compliant. Any provider identified as non-compliant has been or will be replaced with an alternative provider if they cannot serve our needs.

Facility Systems

All facility systems are believed to be Year 2000 compliant including telephone, fire alarm, security and network components.

Products

The Company has evaluated both current product offerings and products in the field to determine their ability to comply with Year 2000 issues. The products were found to fall into three categories, non-compliant, compliant if modifications are made and fully compliant or not impacted (that is, the product does not have a computer or contains an embedded computer but does not use a date function). All products currently sold by the Company are fully Year 2000 compliant. The Company has produced and made available for sale, upgrades to products requiring modifications to be Year 2000 compliant. Those products identified as non-compliant are products that have been in the field for a number of years and must be replaced by the customer.

Contingency Plans

In the event the Company's Year 2000 plan is ineffective or unanticipated problems arise, the Company has developed contingency plans which are now in place. The plans include use of hard copy data and alternate suppliers.

Costs

The total cost associated with required modifications to become Year 2000 compliant is not expected to be material to the Company's financial position. The estimated total cost of the Year 2000 project was approximately $120 thousand, which included software, hardware and cabling upgrade and replacement costs. This estimate does not include the Company's potential share of Year 2000 costs that may be incurred by joint ventures, in which the company participates but is not the operator. The total amount expended on the Plan through September 30, 1999 was $124 thousand for the upgrade and replacement of hardware.

Risks

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Plan is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material customers. The Company believes that, with its Year 2000 Plan, the possibility of significant interruptions of normal operations should be reduced.


Forward Looking Statements

Statements in this Form 10-K or in documents incorporated herein by reference that are not historical facts or information constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, the information set forth herein. Such forward looking statements involve known and unknown risks, uncertainties or other factors which may cause the actual results, levels of activity, performance or achievement of Company or industry results to be materially different from any future results, levels of activity, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the ability of the Company to implement its business strategy; the Company's access to financing; the Company's ability to successfully identify new business opportunities; the Company's ability to attract and retain employees; changes in the industry; competition; the effect of regulatory and legal proceedings and other factors discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations". As a result of the foregoing and other factors, no assurance can be given as to the future results and achievements of the Company. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements.


ITEM 8:  FINANCIAL STATEMENTS

The financial statements filed herewith are set forth on the Index to Consolidated Financial Statements on Page F-1 of the separate financial section which follows page 29 of this report and are incorporated herein by reference.


ITEM 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III


ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Executive Officers" in Item 1 of this Form 10-K Report, and the information which will be set forth in the section entitled "Election of Directors", and under the captions "Security Ownership of Certain Beneficial Owners" and "Compliance with
Section 16(a) of the Securities Exchange Act of 1934" in the section entitled "Additional Information", in the definitive Proxy Statement to be filed by the registrant, pursuant to Regulation 14A, for its Annual Meeting of Shareholders to be held on March 16, 2000 (the "2000 Proxy Statement"), is incorporated herein by reference.


ITEM 11:  EXECUTIVE COMPENSATION

The information which will be set forth under the captions "Executive Compensation", "Compensation Committee Report", "Compensation Committee Interlocks and Insider Participation", "Employment Agreements", and "Directors Compensation", in the section entitled "Additional Information" in the registrant's 2000 Proxy Statement, is incorporated herein by reference.


ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

The information which will be set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the section entitled "Additional Information" in the registrant's 2000 Proxy Statement, is incorporated herein by reference.


ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information which will be set forth under the caption "Certain Information Regarding Nominees" in the section entitled "Election of Directors", and under the captions "Directors Compensation", "Security Ownership of Certain Beneficial Owners", and "Certain Relationships and Related Transactions", in the section entitled "Additional Information", in the registrant's 2000 Proxy Statement is incorporated herein by reference.

PART IV


ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
          FORM 8-K

(a) (1) The financial statements filed herewith are set forth on the Index to Consolidated Financial Statements on page F-1 of the separate financial section which accompanies this Report, which is incorporated herein by reference.

   The following exhibits are filed as part of this Report:

Exhibit
Number          Description

3.1		Certificate of Incorporation of the registrant,
                as amended and restated. (6)

3.2		By-Laws of the registrant, as restated. (6)

4.93 Credit Agreement dated as of September 22, 1998 among Mechanical Technology Incorporated and
                KeyBank National Association ("KeyBank"). (8)

4.94            Security Agreement, dated as of September 22,
                1998, executed by the registrant in favor of KeyBank and securing the registrant's obligations to KeyBank. (8)

4.95 Security Agreement, dated as of September 22, 1998, executed by Ling Electronics, Inc. (a wholly owned subsidiary of the registrant) in favor of KeyBank and securing the registrant's obligations to KeyBank. (8)

4.96 Guaranty of Payment and Performance, dated as of September 22, 1998, executed by Ling
                Electronics, Inc. (a wholly-owned subsidiary of the registrant) in favor of KeyBank and guaranteeing payment of the registrant's obligations to KeyBank. (8)

4.103 Assignment and Assumption Agreement, dated as of July 1, 1999, by and among Town of Colonie Industrial Development Agency, the registrant, Plug Power, LLC, KeyBank National Association and First Albany Corporation in connection with the sale of the MTI facility to Plug Power and the assignment and assumption of rights and obligations in connection with the Industrial Development Revenue Bonds (Letter of Credit Secured) Series 1998 A in the original aggregate amount of $6,000,000. (10)

4.104 Credit Agreement, dated as of November 1, 1999, between the registrant and KeyBank National Association for a $22.5 million term loan to finance a capital contribution to Plug Power, LLC. (11)

4.105 Stock Pledge Agreement, dated as of November 1, 1999, by the registrant with KeyBank National Association pledging 13,704,315 shares of Plug Power stock in support of the $22.5 million credit agreement. (11)


10.1            Mechanical Technology Incorporated Restricted
                Stock Incentive Plan. Filed as Exhibit 28.1 to the registrant's Form S-8 Registration
                Statement No. 33-26326 and incorporated herein by reference. (1)


10.14           Mechanical Technology Incorporated Stock
                Incentive Plan - included as Appendix A to the registrant's Proxy Statement, filed pursuant to Regulation 14A, for its December 20, 1996
                Special Meeting of Shareholders and
                incorporated herein by reference. (2)

10.17		Agreement, dated March 14, 1998, between the
                Registrant and Mr. James Clemens, Vice President and General Manager of Ling Electronic, Inc., regarding his employment. (3)

10.18		Limited Liability Company Agreement of Plug
                Power, L.L.C., dated June 27, 1998, between
                Edison Development Corporation and Mechanical
                Technology, Incorporated. (4)(5)

10.19 Contribution Agreement, dated June 27, 1998, between Mechanical Technology, Incorporated and
                Plug Power, L.L.C. (4)(5)

10.20           Asset Purchase Agreement, dated as of September
                22, 1998, between Mechanical Technology,
                Incorporated and Noonan Machine Company. (4)

10.21           Asset Purchase Agreement between MTI and NYFM,
                Incorporated, dated as of March 31, 1998.  (7)

10.24           Contribution Agreement between Edison Development
                Corporation and MTI, dated as of June 10, 1998.
                (7)

10.30           Mechanical Technology Incorporated 1999 Employee
                Stock Incentive Plan. (9)

10.31 Agreement of Sale, dated June 23, 1999, by and between the registrant and Plug Power, LLC for the sale of the MTI campus and adjacent residence. (10)

10.32           Stock Purchase Agreement, dated October 21,
                1999, between the registrant, Ling Electronics, Inc., Ling Electronics, Ltd. and SatCon
                Technology Corporation.

10.33           Securities Purchase Agreement, dated October 21,
                1999, between the registrant and SatCon
                Technology Corporation.

10.34           Mechanical Technology Incorporated Registration
                Rights Agreement, dated October 21, 1999, between the registrant and SatCon Technology Corporation.

10.35           SatCon Technology Corporation Registration
                Rights Agreement, dated October 21, 1999, between
                SatCon Technology Corporation and the registrant.

10.36           Mechanical Technology Incorporated Stock
                Purchase Warrant dated October 21, 1999.

10.37           SatCon Technology Corporation Stock Purchase
                Warrant dated October 21, 1999.

10.38           Lease dated August 10, 1999 between Carl E.
                Touhey and Mechanical Technology, Inc.

10.39           Registration Rights Agreement, dated November
                1, 1999 by and among Plug Power Inc. and the registrant.

10.40           Plug Power Inc. Lock-Up Agreement, dated
                November 1, 1999.

21		Subsidiaries of the registrant.

27              Financial Data Schedule

______________________
Certain exhibits were previously filed (as indicated below) and are incorporated herein by reference. All other exhibits for which no other filing information is given are filed herewith:

(1) Filed as Exhibit 28.1 to the registrant's Form S-8 Registration Statement No. 33-26326, filed December 29, 1988, and incorporated herein by reference.

(2) Filed as an Exhibit (bearing the same exhibit number) to the registrant's Form 10-K Report for its fiscal year ended September
30, 1996.

(3) Filed as an Exhibit (bearing the same exhibit number) to the registrant's Form 8-K Report dated May 12, 1997.

(4) Filed as an Exhibit (bearing the same exhibit number) to the registrant's Form 10-K Report for the fiscal year ended September
30,1997.

(5) Refiled herewith after confidential treatment request with respect to certain schedules and exhibits were denied by the Commission. Confidential treatment with respect to certain schedules and exhibits was granted.

(6) Filed as an Exhibit to the Proxy Statement, Schedule 14A, dated March 9, 1998.

(7) Filed as an Exhibit (bearing the same exhibit number) to the registrant's Form S-2 dated August 18, 1998.

(8) Filed as an Exhibit (bearing the same exhibit number) to the registrant's Form 10-K Report for the fiscal year ended September
30, 1998.

(9) Filed as an Exhibit to the registrant's Proxy Statement,
Schedule 14A, dated February 12, 1999.

(10) Filed as an Exhibit (bearing the same exhibit number) to the registrant's Form 10-Q Report for its fiscal quarter ended June
25, 1999.

(11) Filed as an Exhibit to the registrant's 13D Report dated
November 4, 1999.


(a) (2) Schedule. The following consolidated financial statement schedule for each of the three years in the period ended September 30, 1999 is included pursuant to Item 14(d):

     Report of Independent Accountants on Financial Statements
     Schedule

     Schedule II--Valuation and Qualifying Accounts

(b) Two reports on Form 8-K were filed during the quarter ended
September 30, 1999 and three reports were filed subsequent to the quarter ended September 30, 1999.

The Company filed a Form 8-K Report, dated July 2, 1999, reporting under item 5 thereof its intention to release 125,000 shares for the Rights Offering over-subscription and pre-releasing preliminary third quarter 1999 results.

The Company filed a Form 8-K Report, dated August 30, 1999, reporting under item 5 thereof that the Company's fuel cell affiliate, Plug Power, filed a registration statement with the Securities and Exchange Commission, in connection with the initial public offering of its common stock. If the public offering price is greater than $7.50 per share, the Company has agreed to purchase 3 million shares of Plug Power stock at the fixed price of $7.50 per share, pursuant to the Mandatory Capital Contribution Agreement dated as of January 26, 1999.

The Company filed a Form 8-K Report, dated October 4, 1999, reporting under item 5 thereof that Plug Power filed an amendment to its registration statement with the Securities and Exchange Commission stating that shares of Plug Power would be offered at an estimated price range of $13 to $15 per share. On September 30, 1999, the Company purchased 266,667 shares of Plug Power at $7.50 per share thereby reducing the Company's commitment to purchase shares at the public offering from 3 million to 2,733,333 shares.

The Company filed a Form 8-K Report, dated October 22, 1999, reporting under item 5 thereof the creation of a strategic alliance with SatCon Technology Corporation. SatCon acquired Ling Electronics, Inc. and Ling Electronics, Ltd. from the Company and the Company will invest approximately $7,000,000 in SatCon. In consideration for the acquisition of Ling Electronics and the Company's investment, the Company will receive 1,800,000 shares of SatCon's common stock and warrants to purchase an additional 100,000 shares of SatCon's common stock. The Company immediately funded $2,570,000 of its investment in SatCon and will make the remaining investment by the end of January 2000. SatCon will also receive warrants to purchase 100,000 shares of the Company's common stock.

The Company filed a Form 8-K Report, dated November 16, 1999, reporting under item 5 thereof that on November 8, 1999 Plug Power received correspondence from counsel to DCT, Inc., alleging , among other things, that the Company misappropriated from DCT, Inc.
business and technical trade secrets, ideas, know-how and strategies relating to fuel cell systems, and that certain contractual obligations owed to DCT, Inc. were breached.

(d) Separate financial statements for Plug Power, Inc., a less than fifty percent owned entity, will be filed as an amendment to this Form 10-K as soon as they become available. Plug Power's fiscal year ends December 31, 1999 and their financial statements should be available by March 30, 1999, the SEC filing deadline for their Report on Form 10-K.

                              SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              MECHANICAL TECHNOLOGY INCORPORATED


Date: December 28,1999        By:  /s/ G.C. McNamee
                                   George C. McNamee
                                   Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                        TITLE                               DATE

/s/ George C. McNamee            Chief Executive Officer and
George C. McNamee                Chairman of the Board of
                                 Directors                    December 28, 1999

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

/s/ Walter L. Robb               Director                               "
Dr. Walter L. Robb

/s/ Beno Sternlicht              Director                               "
Dr. Beno Sternlicht

                         REPORT OF INDEPENDENT ACCOUNTANTS
                         ON FINANCIAL STATEMENT SCHEDULES


To the Board of Directors and Shareholders of Mechanical Technology Incorporated


Our audits of the consolidated financial statements referred to in our report dated November 12, 1999 appearing on page F-2 of this Form 10-K of Mechanical Technology Incorporated also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



                                      /s/  PricewaterhouseCoopers L.L.P.

Albany, New York
November 12, 1999

                                                              SCHEDULE II

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                          VALUATION AND QUALIFYING ACCOUNTS
                               (DOLLARS IN THOUSANDS)

                                    Additions
                   Balance at  Charged to  Charged                Balance
                   beginning   costs and   to other               at end of
Description        of period   expenses    accounts  Deductions   period

Allowance for
  doubtful accounts

    Year ended
      September 30:

       1999        $       99  $       76  $      -  $       62   $     113
       1998                94          95         -          90          99
       1997                73          49         -          28          94




Includes accounts written off as uncollectible, recoveries and the effect of currency exchange rates.



Valuation allowance
  for deferred tax assets

    Year ended
      September 30:

       1999        $    4,089  $    5,092  $      -  $    5,431   $   3,750
       1998             2,754       1,335         -           -       4,089
       1997             4,264           -         -       1,510       2,754

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




								   Page

Report of Independent Accountants. . . . . . . . . . .             F-2


Consolidated Financial Statements:


  Balance Sheets as of September 30, 1999 and 1998 . .          F-3 & F-4

  Statements of Operations for the Years Ended
        September 30, 1999, 1998 and 1997 . . . . . . . .          F-5


  Statements of Shareholders' Equity for the Years Ended
        September 30, 1999, 1998 and 1997 . . . . . . . .          F-6


  Statements of Cash Flows for the Years Ended
        September 30, 1999, 1998 and 1997 . . . . . . . .       F-7 - F-8


  Notes to Consolidated Financial Statements . . . . .          F-9 - F-35







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

                         REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Shareholders of Mechanical Technology Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and retained earnings and of cash flows present fairly, in all material respects, the financial position of Mechanical Technology Incorporated and Subsidiaries at September 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



                                         /s/PricewaterhouseCoopers L.L.P.


Albany, New York
November 12, 1999

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                              CONSOLIDATED BALANCE SHEETS
                              September 30, 1999 and 1998


                                            (Dollars in thousands)
                                               1999         1998
            ASSETS


CURRENT ASSETS

  Cash and cash equivalents                $  5,870     $   5,567
  Investments in marketable securities        7,876             -
  Accounts receivable, less allowance of
    $113 (1999) and $99 (1998)                3,852         4,959

  Other receivables - related parties           105            87

  Inventories                                 3,752         3,748
  Taxes receivable                               10             8
  Note receivable - current                     329           327
  Prepaid expenses and other current assets     265           472
  Net assets of a discontinued operation          -             8
                                             ______        ______
    Total Current Assets                     22,059        15,176


Property, Plant and Equipment, net              827         4,467

Note receivable - noncurrent                    184           264

Investment in Plug Power                      8,710         1,221
                                            _______      ________
        Total Assets                       $ 31,780     $  21,128
                                            =======      ========













The accompanying notes are an integral part of the consolidated financial statements.

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                       CONSOLIDATED BALANCE SHEETS (Continued)
                             September 30, 1999 and 1998

                                            (Dollars in thousands)
                                               1999         1998
LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
  Income taxes payable                      $      -      $      5
  Accounts payable                               614         2,064
  Accrued liabilities                          2,243         3,328
  Contribution payable-Plug Power                  -         4,000
  Net liabilities of discontinued operations     540             -
                                             _______       _______
   Total Current Liabilities                   3,397         9,397

LONG-TERM LIABILITIES
   Deferred income taxes and other credits       597           607
                                             _______       _______
     Total Liabilities                      $  3,994      $ 10,004
                                             _______       _______
COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Common stock, par value $1 per share,
   authorized 15,000,000; issued
   11,649,959 (1999) and 10,773,968(1998)     11,649        10,775
  Paid-in capital                             42,755        16,274
  Deficit                                    (26,573)      (15,885)
                                             _______       _______
                                              27,831        11,164
  Accumulated Other Comprehensive Loss:
  Unrealized loss on available for sale
    securities, net                               (5)            -
  Foreign currency translation adjustment        (11)          (11)
                                             _______       _______
     Accumulated Other Comprehensive Loss        (16)          (11)

  Common stock in treasury, at cost,
    6,750 shares (1999) and
    4,500 shares (1998)                          (29)          (29)
                                             _______       _______
     Total Shareholders' Equity               27,786        11,124

 Total Liabilities and Shareholder's Equity $ 31,780      $ 21,128
                                             =======       =======



The accompanying notes are an integral part of the consolidated financial statements.

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                 For the Years Ended September 30, 1999, 1998 and 1997
                       (Dollars in thousands, except per share)
                                                              Restated
                                            1999      1998      1997

Net sales                               $ 12,885  $ 21,028    $ 24,102
Cost of sales                              8,239    12,386      14,474
                                         _______   _______     _______
Gross profit                               4,646     8,642       9,628
Selling, general and administrative
 expenses                                  4,949     5,812       7,015
Product development and research costs     1,105       831       1,020
                                         _______   _______     _______
  Operating (loss) income                 (1,408)    1,999       1,593

Interest expense                            (106)     (102)       (323)
Gain on sale of division/subsidiary            -         -       2,012
Equity in losses of Plug Power            (9,363)   (3,806)       (330)
Other income(expense), net                   185       (97)       (251)
                                         _______   _______     _______
  (Loss)income from continuing operations
   before extraordinary item and income
   taxes                                 (10,692)   (2,006)      2,701
Income tax expense                            37        25         143
                                         _______   _______     _______
  (Loss)income from continuing operations
     before extraordinary item           (10,729)   (2,031)      2,558
Extraordinary item- gain on extinguishment
 of debt, net of taxes ($106)                  -         -       2,507
                                         _______   _______     _______
(Loss)income from continuing operations  (10,729)   (2,031)      5,065
Income(loss)from discontinued operations      41    (2,285)       (545)
                                         _______   _______     _______
  Net(loss)income                       $(10,688) $ (4,316)   $  4,520
                                         =======   =======     =======

Earnings (loss) per share (Basic and Diluted):

(Loss)income before extraordinary item  $   (.94) $   (.21)   $    .28
Extraordinary item                             -         -         .27
(Loss)from discontinued operations             -      (.24)       (.06)
                                         _______   _______     _______
Net(loss)income                         $   (.94) $   (.45)   $    .49
                                         =======   =======     =======








The accompanying notes are an integral part of the consolidated financial statements.

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 For the Years Ended September 30, 1999, 1998 and 1997
                                 (Dollars in thousands)
                                                                 Restated
                                             1999        1998      1997
COMMON STOCK
  Balance, October 1
   (1997 balance as previously reported)   $ 10,775  $  8,864  $  4,902
   Three-for-two common stock split effected
     in the form of a 50% stock dividend
     effective April 30, 1999                     -         -     2,451
   Issuance of shares - options                  56       117         -
   Issuance of shares                           818     1,794     1,511
                                            _______   _______   _______
  Balance, September 30                    $ 11,649  $ 10,775  $  8,864
                                            =======   =======   =======
PAID-IN-CAPITAL
  Balance, October 1
   (1997 balance as previously reported)   $ 16,274  $ 10,968  $ 13,423
   Three-for-two common stock split effected
     in the form of a 50% stock dividend
     effective April 30, 1999                     -         -    (2,451)
   Issuance of shares - options                 168       108         -
   Issuance of shares                        11,826     5,198        (4)
   Plug Power investment                     14,487         -         -
                                            _______   _______   _______
  Balance, September 30                    $ 42,755  $ 16,274  $ 10,968
                                            =======   =======   =======
DEFICIT
  Balance, October 1                       $(15,885) $(11,569) $(16,089)
   Net(loss)income                          (10,688)   (4,316)    4,520
                                            _______   _______   _______
  Balance, September 30                    $(26,573) $(15,885) $(11,569)
                                            =======   =======   =======
UNREALIZED LOSS ON AVAILABLE FOR SALE
SECURITIES, NET
  Balance, October 1                       $      -  $      -  $      -
   Unrealized loss on available for
    for sale securities, net                     (5)        -         -
                                            _______   _______   _______
  Balance, September 30                    $     (5) $      -  $      -
                                            =======   =======   =======
FOREIGN CURRENCY TRANSLATION ADJUSTMENT
  Balance, October 1                       $    (11) $    (19) $    (19)
   Adjustments                                    -         8         -
                                            _______   _______   _______
  Balance, September 30                    $    (11) $    (11) $    (19)

                                            =======   =======   =======

TREASURY STOCK
  Balance, October 1                       $    (29) $    (29) $    (29)
   Restricted stock grants                        -         -         -
                                            _______   _______   _______
  Balance, September 30                    $    (29) $    (29) $    (29)
                                            =======   =======   =======
RESTRICTED STOCK GRANTS
  Balance, October 1                       $      -  $     (2) $    (24)
Grants issued/vested, net                         -         2        22
                                            _______   _______   _______
  Balance, September 30                    $      -  $      -  $     (2)
                                            =======   =======   =======
SHAREHOLDERS' EQUITY
  September 30                             $ 27,786  $ 11,124  $  8,213
                                            =======   =======   =======

The accompanying notes are an integral part of the consolidated financial statements.

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                 For The Years Ended September 30, 1999, 1998 and 1997
                                 (Dollars in thousands)
                                                                                 Restated
                                                             1999        1998      1997
OPERATING ACTIVITIES
 (Loss)income from continuing operations                 $ (10,729)   $ (2,031) $  5,065
 Adjustments to reconcile net (loss) income to net cash
  provided (used) by continuing operations:
  Depreciation and amortization                                581         323       243
  Gain on extinguishment of debt, net of taxes                   -           -    (2,507)
  Gain on sale of subsidiaries                                   -           -    (2,012)
  Unrealized loss on marketable securities                      (5)          -         -
  Equity in losses of Plug Power                             9,363       3,806       330
  Accounts receivable reserve                                   14           5        21
  Loss on sale of fixed assets                                  28           9         -
  Deferred income taxes and other credits                      (10)         13      (170)
  Other                                                          -           -        31
  Stock option compensation                                     55           -         -
 Changes in operating assets and liabilities net
  of effects from discontinued operations:
  Accounts receivable                                        1,093      (1,069)      (44)
  Accounts receivable - related parties                        (18)          -         -
  Inventories                                                   (4)       (362)      228
  Prepaid expenses and other current assets                   (174)       (346)      (18)
  Accounts payable                                          (1,450)        788       (87)
  Income taxes                                                  (7)        (76)      (49)
  Accrued liabilities                                       (1,085)       (519)       58
                                                          ________     _______   _______
Net cash (used) provided by continuing operations           (2,348)        541     1,089
                                                          ________     _______   _______
 Discontinued Operations:
  Income/(loss)from discontinued operations                     41      (2,285)     (574)
  Adjustments to reconcile income to net cash
   provided (used) by discontinued operations:
   Changes in net assets/liabilities
     of discontinued operations                                548       3,178        31
  Net assets transferred from discontinued operations            -        (878)        -
                                                          ________     _______   _______
Net cash provided (used) by discontinued operations            589          15      (543)
                                                          ________     _______   _______
Net cash (used) provided by operations                      (1,759)        556       546
                                                          ________     _______   _______
INVESTING ACTIVITIES
  Purchases of property, plant & equipment                  (2,738)     (3,166)     (377)
  Investment in marketable securities                       (7,876)          -         -
  Proceeds from sale of subsidiaries                             -           -     2,600
  Principal payments from note receivable                       78          59         -
  Investment in Plug Power                                  (6,000)          -         -
  Note receivable Plug Power                                     -        (500)        -
                                                          ________     _______   _______
Net cash (used)provided by investing activities            (16,536)     (3,607)    2,223
                                                          ________     _______   _______

FINANCING ACTIVITIES
  Borrowings under IDA financing, less restricted
   cash                                                      5,858           -         -
  Proceeds from options exercised                              153         225         -
  Proceeds from rights offering                             12,820       7,178         -
  Costs of rights offering                                    (158)       (186)        -
  Debt issue costs                                             (75)        (28)        -
  Net (payments) under line-of-credit and note
   agreement                                                     -           -      (100)
  Principal payments on long-term debt                           -           -    (1,310)
                                                          ________     _______   _______
Net cash provided(used)by financing activities              18,598       7,189    (1,410)
                                                          ________     _______   _______

Effect of exchange rate changes on cash flows                    -           8         -
Increase in cash and cash equivalents                          303       4,146     1,359
Cash and cash equivalents - beginning of year                5,567       1,421        62
                                                          ________     _______   _______
Cash and cash equivalents - end of year                  $   5,870    $  5,567  $  1,421
                                                          ========     =======   =======

The accompanying notes are an integral part of the consolidated financial statements.

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)
                 For The Years Ended September 30, 1999, 1998 and 1997
                                 (Dollars in thousands)
                                                                       Restated
                                                       1999     1998     1997
Supplemental Disclosures

NONCASH INVESTING ACTIVITIES

   Contribution of net assets to Plug Power:
    Accounts receivable                             $     -  $   500  $       -
    Note receivable                                       -      500          -
    Inventories                                           -        -          1
    Property, plant and equipment, net                    -        -        452
    Accounts payable                                      -        -        (46)
    Accrued liabilities                                   -        -        (50)
    Contribution payable - Plug Power                     -    4,000          -
                                                     ______   ______   ________

                                                    $     -  $ 5,000  $     357
                                                     ______   ______   ________
   Proceeds from sale of subsidiary
     Notes receivable                               $     -  $     -  $     650
                                                     ______   ______   ________

   Net noncash provided by investing activities     $     -  $ 5,000  $   1,007
                                                     ______   ______   ________

NONCASH FINANCING ACTIVITIES

   Conversion of Note Payable to Common Stock:
     Note Payable extinguishment                    $     -  $     -  $  (3,000)
     Common stock issued                                  -        -      1,500
     Accrued interest - Note Payable                      -        -     (1,213)
   Additional paid-in capital - Other Investors      14,487        -          -
   Campus contribution to Plug Power:
     Debt                                            (6,000)       -          -
     Fixed assets                                     5,861        -          -
     Prepaid expenses                                   364        -          -
     Restricted cash                                    142        -          -
                                                     ______   ______   ________
     Net noncash provided (used) by
        financing activities                        $14,854  $     -  $  (2,713)
                                                     ______   ______   ________
 Net noncash provided (used) by
        investing and financing activities          $14,854  $ 5,000  $  (1,706)

                                                     ======   ======   ========






The accompanying notes are an integral part of the consolidated financial statements.

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. The Company has a 40.65% interest in Plug Power, L.L.C. ("Plug Power"). The consolidated financial statements include the Company's investments in Plug Power (including obligations to invest), plus its share of losses. The investment is included in the financial line "Investment in Plug Power".

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

Financial Instruments

The fair value of the Company's financial instruments including cash and cash equivalents, investments, line-of-credit, note payable and long-term debt, approximates carrying value. Fair values were estimated based on quoted market prices, where available, or on current rates offered to the Company for debt with similar terms and maturities.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property, Plant, and Equipment

Property, plant and equipment are stated at cost and depreciated using primarily the straight-line method over their estimated useful lives:

Buildings and improvements		20 to 40 years
Leasehold improvements			   10    years
Machinery and equipment			 2 to 10 years
Office furniture and fixtures		 3 to 10 years

Significant additions or improvements extending assets' useful lives are capitalized; normal maintenance and repair costs are expensed as incurred. The costs of fully depreciated assets remaining in use are included in the respective asset and accumulated depreciation accounts.

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

Investments in Marketable Securities
Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determinations at each balance sheet date. Marketable securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale along with any

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)	Accounting Policies  (continued)

investments in mutual funds. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a separate component of Shareholders' Equity. The Company has had no investments that qualify as trading or held to maturity.

The amortized cost of debt securities is adjusted for accretion of discounts to maturity. Such accretion as well as interest are included in interest income. Realized gains and losses are included in Other income (expense), net in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method.

The Company's investments in marketable securities are diversified among high-credit quality securities in accordance with the Company's investment policy.

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

Advertising

The costs of advertising are expensed as incurred. Advertising expense was approximately $102, $83 and $92 thousand in 1999, 1998, and 1997, respectively.

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

Reclassification and Restatement

Certain 1998 and 1997 amounts have been reclassified to conform to the 1999 presentation. The financial statements for 1997 have also been restated to reflect the discontinuance of the Company's Technology Division (See Note 16).

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2)  Investments in Marketable Securities

The following is a summary of the investments in marketable securities classified as current assets:


 (Dollars in thousands)				  1999           1998

Available for sale securities:
 Corporate debt securities
 Fair Value                                    $ 7,876         $    -
                                                ======          =====

 Amortized Cost                                $ 7,881         $    -
                                                ======          =====

 Unrealized Loss                               $    (5)        $    -
                                                ======          =====

The difference between the amortized cost of available for sale securities and their fair market value results in unrealized gains and losses, which are recorded as a separate component of stockholders' equity. Gross realized gains and losses on sales of available for sale securities were immaterial in 1999, 1998 and 1997.

The estimated fair value of available for sale securities by contractual maturity is as follows:


 (Dollars in thousands)                           1999

Due in one year or less                        $ 4,916
Due after one year through three years               -
Due after three years				 2,960
                                                ______
                                               $ 7,876
                                                ======

Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

(3) Inventories
Inventories consist of the following:

 (Dollars in thousands)		              1999       1998

Finished goods                             $    73    $   112
Work in process                                916        791
Raw materials, components and
  Assemblies                                 2,763      2,845
                                            ______     ______
                                           $ 3,752    $ 3,748
                                            ======     ======

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(4) Property, Plant and Equipment
Property, plant and equipment consists of the following:

                (Dollars in thousands)                      1999        1998

  Land and improvements                                   $    -     $   125
  Buildings and improvements                                  26       6,111
  Leasehold improvements                                     470         517
  Machinery and equipment                                  3,686       4,285
  Office furniture and fixtures                              621         866
                                                           _____      ______
                                                           4,803      11,904
  Less accumulated depreciation                            3,976       7,437
                                                           _____      ______
                                                          $  827     $ 4,467
                                                           =====      ======

At the beginning of 1998, assets with a net book value of $878 thousand consisting primarily of land, building and management information systems were transferred from discontinued operations to continuing operations.

Construction in progress, included in buildings and improvements, was approximately $1,371 thousand in 1998.

At the end of 1999, the Company was committed to approximately $387 thousand of future expenditures for new furniture, equipment and fixtures.

Depreciation expense was $489, $317 and $216 thousand for 1999, 1998 and 1997, respectively. Repairs and maintenance expense was $166, $177 and $175 thousand for 1999, 1998 and 1997, respectively.

Prior to the sale of all land and buildings to Plug Power in 1999, the cost and accumulated depreciation of buildings and improvements leased to Plug Power was:

          (Dollars in thousands)                  1998         1997

      Cost                                     $ 1,547       $   21
      Accumulated depreciation                    (660)         (17)
                                                ______        _____
                                               $   887       $    4
                                                ======        =====

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(5)  Notes Receivable

Notes receivable consists of the following:

        (Dollars in thousands)                1999        1998
  Notes receivable with an interest
  rate of 10%, interest and principal
  due September 30, 1998    (A)		   $   250      $  250

  Notes receivable with an interest
  rate 10%, due in monthly installments
  through September 30, 2002                   263         341
                                            ______       _____
                                               513         591
  Less:  Current portion                      (329)       (327)
                                            ______       _____
                                           $   184      $  264
                                            ======       =====
(A) The principal amount of this note may be reduced in accordance with the terms of the note in the event of a sale of the fixed assets. The purchaser has requested that the principal amount of the note be reduced to reflect the resale value of certain assets of L.A.B. The Company is enforcing its rights with respect to the note and is currently litigating for the collection of this note.

(6) Investment in Plug Power, L.L.C.

On June 27, 1997, the Company and Edison Development Corp. ("EDC"), a subsidiary of DTE Energy Co. formed a joint venture, Plug Power, L.L.C. ("Plug Power"), to further develop the Company's Proton Exchange Membrane ("PEM") Fuel Cell technology. In exchange for its contribution of contracts and intellectual property and certain other net assets that had comprised the fuel cell research and development business activity of the Technology segment (which assets had a net book value of $357 thousand), the Company received a 50% interest in Plug Power. EDC made an initial cash contribution of $4.75 million in exchange for the remaining 50% interest in Plug Power. The Company's investment in Plug Power is included in the balance sheet caption "Investment in Plug Power"; the assets contributed by the Company to Plug Power in fiscal 1997 had previously been included in the assets of the Company's Technology segment. See the supplemental disclosure regarding Contribution of Net Assets to Plug Power in the Consolidated Statements of Cash Flows for additional information regarding the assets contributed by the Company to Plug Power. The Company recorded the carrying value of the net assets contributed as its initial investment in Plug Power in recognition of the nature of the venture's undertaking.

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Investment in Plug Power, L.L.C.  (continued)

On April 15, 1998, EDC contributed $2.25 million in cash to Plug Power. The Company contributed a below-market lease for office and manufacturing facilities in Latham, New York valued at $2 million and purchased a one-year option to match the remaining $250 thousand of EDC's contribution. In May 1998, EDC contributed an additional $2 million to Plug Power and the Company purchased another one-year option to match the contribution. The Company paid approximately $191 thousand for the options, which were scheduled to mature April 24, 1999 ($250 thousand) and June 15, 1999 ($2 million).

As of March 25, 1999, the Company and Plug Power exchanged the foregoing options and certain "research credits" (described below) for 2.25 million Plug Power membership interests. The Company earned the research credits by assisting Plug Power in securing the award of certain government grants and research contracts during the period June 1997 through April 1999.

In August, 1998, the Company committed to contribute an additional $5 million dollars (in cash, accounts receivable and research credits) to Plug Power between August 5, 1998 and March 31, 1999 and recorded a liability representing this obligation. During the period from September 1998 to February 1999, the Company fully funded this commitment by contributing $4 million cash and converting $.5 million of accounts receivable and $.5 million of notes receivable.

During April 1999, the Company and EDC amended and restated the Plug Power Mandatory Capital Contribution Agreement. The agreement, which was effective as of January 26, 1999, stated that, in the event Plug Power determined that it required funds at any time through December 31, 2000, Plug Power had the right to call upon the Company and EDC to each make capital contributions as follows:

  * The Company and EDC would each fund capital calls of up to $7.5 million in 1999 and $15 million in 2000 ("Capital Commitment").
  * In exchange for such capital contributions to Plug Power, the Company and EDC would receive class A membership interests ("Shares") from Plug Power at $7.50 per share.
  *  The Company and EDC would share the Capital Commitment equally.
  * Plug Power's Board of Managers would determine when there is need for such capital contributions.
  * The Company and EDC would have sixty (60) days from the date of such authorization to tender their payment to Plug Power.

The agreement was scheduled to terminate on December 31, 2000 or the date of an initial public offering of shares by Plug Power at a per

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(6)	Investment in Plug Power, L.L.C. (continued)

share price of greater than $7.50 per share ("Termination Date").
In exchange for the Capital Commitment, Plug Power agreed to permit the Company and EDC to make capital contributions to the extent of their Capital Commitment on the Termination Date, whether or not such funds have been called, in exchange for shares at the fixed price of $7.50 per share.

In June 1999, the Company and Plug Power entered into an agreement for the sale of the MTI campus and adjacent residence, including all land and buildings, to Plug Power in exchange for 704,315 Class A membership interests and the assumption of approximately $6 million in debt by Plug Power. The sale of the MTI facility and the transfer of the $6 million IDR bonds to Plug Power were effective as of July 1, 1999 with no gain or loss recognized.

In August 1999, the Company committed to purchase 3 million shares of Plug Power if the public offering price of Plug Power's stock was greater than $7.50 per share. The Mandatory Capital Contribution Agreement between the Company and Plug Power, dated as of January 26, 1999 was amended and restated to reflect this commitment.

On September 30, 1999, the Company purchased 266,667 shares of Plug Power at $7.50 per share. This purchase reduced the Company's commitment to purchase Plug Power shares at the time of its public offering from 3,000,000 shares to 2,733,333 shares at a price of $7.50 per share.

The Company's total contributions to Plug Power (including contributions of cash, assets, research credits, below market lease and real estate) for the period commencing on June 27, 1997, and ending September 30, 1999 total $20.7 million.

During calendar 1999, Plug Power's equity increased approximately $50.628 million primarily due to investments by investors. Of this amount, $30.368 million was received in cash, $9.010 million in property and services and $11.250 million represents membership interests issued in connection with the formation of GE Fuel Cell Systems LLC. As a result, the Company recorded its proportionate share of the increase in Plug Power's equity ($14.854 million) as investment in Plug Power and additional paid-in capital.

The Company has recorded its proportionate share of Plug Power's losses to the extent of its recorded investment in Plug Power. The carrying value of the Company's investment is $8.71 million as of September 30, 1999 for a 40.65% interest in Plug Power.

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6)	Investment in Plug Power, L.L.C.  (continued)

The Company will recognize its proportionate shares of losses in the future to the extent of its carrying value and additional future investments.

On November 1, 1999, the Company purchased 2,733,333 shares of Plug Power at $7.50 per share. This purchase completed the Company's commitment to purchase Plug Power shares at the time of its public offering. Plug Power's public offering was completed at $15 per share. The Company's total contributions to Plug Power as of November 1, 1999 total $41.2 million. Immediately after the Plug Power IPO, the Company owned 13,704,315 shares or 31.9% of Plug Power.

At September 30, 1999 and 1998, the difference between the carrying value of the Company's investment in Plug Power and its interest in the underlying equity consists of the following:

          (Dollars in thousands)                       1999          1998

Calculated ownership (40.65% in 1999 and
  50% in 1998)                                      $12,704       $ 2,431
Unrecognized negative goodwill                       (3,994)       (2,085)
Value of below market lease contribution                  -        (2,000)
Calculated 50% of equity value under option               -        (1,125)
Contribution liability                                    -         4,000
                                                     ______        ______
Carrying value of Investment in Plug Power          $ 8,710       $ 1,221
                                                     ======        ======

Summarized below is financial information for Plug Power. Plug Power's fiscal year ends December 31.
                                      9 Months
                                        Ended       Year Ended
                                      Sept 30,    Dec 31,  Dec 31,
(Dollars in thousands)                   1999       1998     1997

Current assets                        $12,024    $ 5,293   $3,917
Noncurrent assets                      31,522      2,800      929
Current liabilities                     6,291      2,601    1,250
Noncurrent liabilities                  6,002          -        -
Stockholders' equity                   31,253      5,493    3,597

Gross revenue                           6,702      6,541    1,194
Gross profit                           (3,148)    (2,323)     (33)
Net loss                              (24,867)    (9,616)  (5,903)

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Income Taxes

Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates.

Income tax expense (benefit) for the years ended September 30, consists of the following:

                (Dollars in thousands)             1999       1998      1997
Continuing operations
        Federal                                $      1   $     15  $     62
        State                                        36         10        81
        Deferred                                      -          -         -
                                                _______    _______   _______
                                                     37         25       143
                                                _______    _______   _______
Discontinued operations
        Federal                                       -          -       (17)
        State                                         -          -       (12)
        Deferred                                      -          -         -
                                                _______    _______   _______
                                                      -          -       (29)
                                                _______    _______   _______
   Extraordinary Item
        Federal                                       -          -        28
        State                                         -          -        78
        Deferred                                      -          -         -
                                                _______    _______   _______
                                                      -          -       106
                                                _______    _______   _______
                                               $     37   $     25  $    220
                                                =======    =======   =======

The significant components of deferred income tax expense (benefit) for the years ended September 30, are as follows:

                (Dollars in thousands)             1999       1998      1997

Continuing operations
        Deferred tax (benefit) expense         $ (1,833)  $   (667) $   (356)
        Net operating loss carryforward          (3,259)        105    1,223
        Valuation allowance                       5,092         562     (867)
                                                _______    ________  _______
                                                      -           -        -
                                                _______    ________  _______
Discontinued operations
        Deferred tax expense(benefit)               114        (508)      60
        Net operating loss carryforward             (97)       (265)    (251)
        Valuation allowance                         (17)        773      191
                                                _______    ________  _______
                                                      -           -        -
                                                _______    ________  _______
                                               $      -   $       - $      -
                                                =======    ========  =======

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7)	Income Taxes (continued)
                                                   1999       1998      1997
Extraordinary item
        Deferred tax (benefit) expense                -          -       (28)
        Net operating loss carryforward               -          -       862
        Valuation allowance                           -          -      (834)
                                                _______    _______   _______
                                                      -          -         -
                                                _______    _______   _______
                                               $      -   $      -  $      -
                                                =======    =======   =======

The Company's effective income tax rate from continuing operations differed from the Federal statutory rate as follows:

                                                   1999       1998      1997

Federal statutory tax rate                          (34%)      (34%)      34%
State taxes, net of
  federal tax effect                                  -          -         2%
Change in valuation allowances                       34%        28%      (32%)
Alternative minimum tax                               -          -         2%
Other, net                                            -          7%       (1%)
                                                _______    _______   _______
                                                      -%         1%        5%
                                                =======    =======   =======

The deferred tax assets and liabilities as of September 30, consist of the following tax effects relating to temporary differences and carryforwards:

		(Dollars in thousands)
                                                   1999       1998
  Current deferred tax assets:
	Loss provisions for discontinued
           operations                          $    300   $    337
        Bad debt reserve                            112         96
        Inventory valuation                         173        161
        Inventory capitalization                     39         20
        Vacation pay                                 63         66
        Warranty and other sale obligations          86         25
        Other reserves and accruals                 116        151
                                                _______    _______
                                                    889        856
        Valuation allowance                        (889)      (856)
                                                _______    _______
          Net current deferred tax assets      $      -   $      -
                                                =======    =======

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(7) Income Taxes (continued)
                                                        1999         1998
  Noncurrent deferred tax assets (liabilities):
        Net operating loss                          $  5,687     $  1,951
        Property, plant and equipment                    122           (9)
        Investment in Plug Power                      (3,322)         954
        Other                                            224          187
        Alternative minimum tax credit                   150          150
                                                     _______      _______
                                                       2,861        3,233
        Valuation allowance                           (2,861)      (3,233)
        Other credits                                   (597)        (607)
                                                     _______      _______
  Noncurrent net deferred tax
        liabilities and other credits               $   (597)    $   (607)
                                                     =======      =======

The valuation allowance at year ended September 30, 1999 is $3.750 million and at September 30, 1998 was $4.089 million. During the year ended September 30, 1999, the valuation allowance decreased by $339 thousand.

At September 30, 1999, the Company has unused Federal net operating loss carryforwards of approximately $14.219 million. The Federal net operating loss carryforwards if unused will begin to expire during the year ended September 30, 2009. The use of $5.339 million of these carryforwards is limited on an annual basis, pursuant to the Internal Revenue Code, due to certain changes in ownership and equity transactions. For the year ended September 30, 1999, the Company has available alternative minimum tax credit carryforward of approximately $150 thousand.

The Company made cash payments, net of refunds, for income taxes of $15, $42 and $361 thousand for 1999, 1998 and 1997, respectively.

(8) Accrued Liabilities

Accrued liabilities consist of the following:
                (Dollars in thousands)                     1999       1998

  Salaries, wages and related expenses			$   553    $   999
  Acquisition and disposition costs                         431        410
  Legal and professional fees                               169        305
  Warranty and other sale obligations                       398        607
  Accrued severance                                           -        143
  Deferred income                                           264        267
  Commissions                                               182        213
  Interest expense                                            7          8
  Other                                                     239        376
                                                         ______     ______
                                                        $ 2,243    $ 3,328
                                                         ======     ======

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Debt

The Company has a working capital line of credit available in the amount of $4 million with interest payable monthly at a rate of prime (8.25% and 8.5% at September 30, 1999 and 1998, respectively) or LIBOR plus 2.5% (7.9% and 7.875% at September 30, 1999 and 1998, respectively). This obligation is collateralized by the assets of the Company, exclusive of its investment in Plug Power. The Company also has a $1 million equipment loan/lease line of credit at an interest rate of LIBOR plus 2.75% (8.15% and 8.125% at September 30, 1999 and 1998, respectively).
This obligation is collateralized by the equipment purchased under the
line of credit.   The lines of credit expire on January 31, 2000.  No
amounts were outstanding under these lines at September 30, 1999 and 1998.

On December 17, 1998, the Industrial Development Agency for the Town of Colonie issued $6 million in Industrial Development Revenue ("IDR") Bonds on behalf of the Company to assist in the construction of a new building for Advanced Products and the Company's corporate staff and renovation of existing buildings leased to Plug Power. The IDR Bond proceeds were deposited with a trustee for the bondholders and the Company drew bond proceeds to cover qualified project costs. First Albany Companies Inc. ("FAC"), which owns 34% of the Company's stock, underwrote the sale of the IDR Bonds. FAC received no fees for underwriting the IDR Bonds but will be reimbursed for its out-of-pocket costs.

KeyBank issued a letter of credit (the credit agreement) for approximately $6 million in connection with the $6 million IDR Bonds. The KeyBank credit agreements require the Company to meet certain covenants, including a fixed charge coverage and leverage ratio. Further, if certain performance standards are achieved, the interest rates on the debt may be reduced.

The credit agreement also requires the Company to grant a first lien on all consolidated assets of the Company, exclusive of its investment in Plug Power, a first mortgage on all land and buildings owned by the Company and a first lien on any equipment purchased by the Company.

The IDR Bond Obligation, letter of credit and unexpended bond proceeds were transferred to Plug Power in connection with the sale of the MTI facility and adjacent residence effective July 1, 1999.

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9)	Debt (continued)

On November 1, 1999, the Company entered into a $22.5 million Credit Agreement with KeyBank, N.A. ("the $22.5 million Credit Agreement"), the Company has pledged 13,704,315 shares of Plug Power Common Stock as collateral for its $22.5 million loan from KeyBank, N.A. ("Loan"). The proceeds of this loan were used to fund the Company's remaining $20.5 million balance of its Mandatory Capital Commitment to contribute $22.5 million to Plug Power. Although the Credit Agreement does not require the Company to sell shares of Plug Power Common Stock, the Company may sell shares of Plug Power Common Stock to pay interest or principal on the Loan. Pursuant to the $22.5 million Credit Agreement, the Company is obligated to make interest only payments for the first 18 months following the closing of the Loan, and to repay the principal in 6 equal quarterly installments of $3.750 million each, commencing on June 30, 2001. In addition, a one time commitment fee totaling $247,500 is payable for the Loan, $75,000 of which was paid as of September 30, 1999.
 Interest is payable monthly at a rate of Prime (8.25% on November 1, 1999) or if certain performance standards are achieved, the interest rates on the $22.5 million Credit Agreement may be reduced.

The $22.5 million Credit Agreement requires the Company to meet certain covenants, including maintenance of a collateral account which at all times has a minimum market value of $600 thousand and a balance on November 1, 1999 of $2.65 million, and maintenance of a collateral coverage ratio. The existing covenants under the original letter of credit were eliminated pursuant to the $22.5 million Credit Agreement.

The weighted average interest rate for the Note Payable, IDR Bonds and Line of Credit during 1999 was 5.11%, 9.02% during 1998 and 10.75% during 1997.

Cash payments for interest were $164, $97 and $201 thousand for 1999, 1998 and 1997, respectively.

(10) Shareholders' Equity

On July 12, 1999, the Company completed the sale of 801,223 shares of common stock to current shareholders through a rights offering. The offering raised approximately $12.820 million before offering costs of approximately $158 thousand for net proceeds of approximately $12.671 million. The Company will use some or all of the proceeds of the offering for investment into Plug Power. In addition, some proceeds may be used for acquisitions for the Company's core businesses, efforts to increase market share, working capital, general corporate purposes and other capital expenditures.

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(10)	Shareholders' Equity (continued)

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

On September 30, 1998, the Company completed the sale of 1,196,399 shares of common stock to current shareholders through a rights offering. The offering raised approximately $7.178 million before offering costs of approximately $186 thousand for net proceeds of approximately $6.992 million. The Company has used some or all of the proceeds of the offering for investment in Plug Power. In addition, some proceeds may be used for acquisitions for the Company's core businesses, efforts to increase market share, working capital, general corporate purposes and other capital expenditures.

Changes in common shares for 1999, 1998 and 1997 are as follows:

Common Shares                        1999         1998        1997
Balance, October 1
  (1997 balance as previously
   reported)                     10,773,968   8,862,992   4,902,201
Three-for-two common stock split
  effected in the form of a 50%
  stock dividend effective
  April 30, 1999                          -           -   2,451,101
Issuance of shares for
  stock option exercises             74,768     116,377           -
Issuance of shares for stock sale   801,223   1,794,599   1,500,000
Issuance of shares - consultant           -           -       9,690
                                 __________  __________   _________
Balance, September 30            11,649,959  10,773,968   8,862,992
                                 ==========  ==========   =========
Treasury Shares
Balance, October 1                    4,500       4,500       4,500
Acquisition of shares                 2,250           -           -
                                 __________  __________   _________
Balance, September 30                 6,750       4,500       4,500
                                 ==========  ==========   =========

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Earnings per Share

The amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potentially dilutive securities are as follows:

(Dollars in Thousands)                       1999         1998         1997

(Loss) income before extraordinary
 item and available to common
 stockholders                         $   (10,729)  $   (2,031)  $    2,558

Weighted average number of shares:
Weighted average number of
 shares used in net (loss)/income
 per share, including the bonus
 element effects for the rights
 offering                              11,330,530    9,576,672    9,134,308
Effect of dilutive securities:
 Stock options                                  -            -       14,868
___________________________________________________________________________
Weighted average number of
 shares used in diluted net
 (loss)/income per share               11,330,530    9,576,672    9,149,176
___________________________________________________________________________

During fiscal 1999, options to purchase 741,613 shares of common stock at prices ranging between $1.63 and $22.50 per share were outstanding but were not included in the computation of Earnings per Share-assuming dilution because the Company incurred a loss from continuing operations and inclusion would be anti-dilutive. The options expire between December 20, 2006 and June 16, 2009.

During fiscal 1998, options to purchase 607,372 shares of common stock at prices ranging from $1.63 to $4 per share were outstanding but were not included in the computation of Earnings per Share-assuming dilution because the Company incurred a loss from continuing operations and inclusion would be anti-dilutive. The options expire between December 20, 2006 and August 31, 2008.

(12) Stock Option Plan

During March 1999, the shareholders approved the 1999 Employee Stock Incentive Plan ("1999 Plan"). The 1999 Plan provides that an initial aggregate number of 1 million shares of common stock may be awarded or issued. The number of shares available under the 1999 Plan may be adjusted for stock splits and during 1999 the number of shares available under the plan increased to 1,500,000 shares. Under the 1999 Plan, the Board of Directors is authorized to award stock options to officers, employees and others.

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12) Stock Option Plan (continued)

During December 1996, the shareholders approved a stock incentive plan ("1996 Plan"). The 1996 Plan provides that an initial aggregate number of 500,000 shares of common stock may be awarded or issued. The number of shares available under the 1996 Plan may be increased by 10% of any increase in the number of outstanding shares of common stock for reasons other than shares issued under this 1996 Plan. During 1999 and 1998, the number of shares available under the 1996 Plan increased to 1,159,582 and 719,640 shares respectively. Under the 1996 Plan, the Board of Directors is authorized to award stock options, stock appreciation rights, restricted stock, and other stock-based incentives to officers, employees and others.

Options are generally exercisable in from one to five cumulative annual amounts beginning 12 months after the date of grant. Certain options granted may be exercisable immediately. Option exercise prices are not less than the market value of the shares on the date of grant.
Unexercised options generally terminate ten years after grant.

During 1999, the Company awarded 15,000 options to a consultant. The fair value of these options ($55 thousand) was charged to expense.

For the purpose of applying Financial Accounting Standard No. 123 ("FAS 123"), "Accounting for Stock-Based Compensation", the fair value of each option granted is estimated on the grant date using the Black-Scholes Single Option model. The dividend yield was 0% for 1999, 1998, and 1997, respectively. The expected volatility was 78% in 1999, 102% in 1998 and 78% in 1997. The expected life of the options is 5 years. The risk free interest rate ranges from 4.37% to 5.81% in 1999, 5.52% to 5.85% in 1998 and 6.12% to 6.67% in 1997. The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," in accounting for stock options. Accordingly, no compensation cost has been recognized in 1999, 1998 or 1997. Had compensation cost and fair value been determined pursuant to FAS 123, net loss would increase from $(10,688) to $(11,988) thousand in 1999 and from $(4,316) to $(4,773)
thousand in 1998 and net income would decrease from $4,520 to $4,351 thousand in 1997. Basic and diluted loss per share would increase from $(0.94) to $(1.06) in 1999 and from $(0.45) to $(0.50) in 1998 and basic and diluted earnings per share would decrease from $0.49 to $0.48 in 1997. The weighted average fair value of options granted during 1999, 1998 and 1997 for purposes of FAS 123, is $5.80, $4.70 and $1.96 per share, respectively.

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(12)	Stock Option Plan (continued)

Activity with respect to the 1996 Plan is as follows:

                                    1999          1998   	   1997
Shares under option
 at October 1                    607,372       623,400                -
Options granted                  232,550       297,750          634,650
Options exercised                (78,949)     (116,378)               -
Options canceled                 (19,360)     (197,400)         (11,250)
                                ________     _________         ________
Shares under option
 at September 30                 741,613       607,372          623,400
                                ========     =========         ========
Options exercisable
 at September 30                 419,438       271,373          115,200
Shares available for
 granting of options             222,642       355,710          276,600

The weighted average exercise price is as follows:
                                    1999          1998             1997
Shares under option
 at October 1                  $    2.89    $     1.94        $       -
Options granted                     8.62          3.83             1.94
Options exercised                   2.26          1.91                -
Options canceled                    3.36          1.74             1.63
Shares under option at
 September 30                       4.89          2.89             1.94
Options exercisable at
 September 30                       5.59          2.64             1.95

The following is a summary of the status of options outstanding at September 30, 1999:

Outstanding Options                     Exercisable Options
___________________________________     ________________________________
                        Weighted
                        Average         Weighted                Weighted
Exercise                Remaining       Average                 Average
Price                   Contractual     Exercise                Exercise
Range        Number     Life            Price        Number     Price

$1.63-$2.29  257,438    7.7             $2.12        151,313    $2.09
$3.17-$4.67  244,875    8.7             $3.98        113,625    $3.98
$5.00-$5.33  129,300    9.2             $5.28         49,500    $5.30
$12.50       105,000    9.5             $12.50       105,000    $12.50
$22.50         5,000    9.7             $22.50             -
             _______                                 _______
             741,613                                 419,438
             =======                                 =======

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(13) Retirement Plan

The Company maintains a voluntary savings and retirement plan (Internal Revenue Code Section 401(k) Plan) covering substantially all employees. The Company plan allows eligible employees to contribute a percentage of their compensation; the Company makes additional contributions in amounts as determined by management and the Board of Directors. The investment of employee contributions to the plan is self-directed. The cost of the plan was $168, $152 and $179 thousand for 1999, 1998 and 1997, respectively.

(14)	Commitments and Contingencies

On September 9, 1998, Barbara Lawrence, the Lawrence Group, Inc. ("Lawrence"), and certain other Lawrence-related entities ("Plaintiffs") filed suit in the United States Bankruptcy Court for the Northern District of New York against First Albany Corporation, a wholly owned subsidiary of First Albany Companies Inc., Dale Church, Edward Dohring, Alan Goldberg, George McNamee, Beno Sternlicht, Marty Mastroianni (former President and Chief Operating Officer of the Company) and 33 other individuals ("Defendants") who purchased a total of 820,909 shares of MTI stock from the Plaintiffs. The complaint alleged that Defendants purchased MTI stock from the Plaintiffs in violation of sections 10b, 20, 20A and rule 10b-5 of the Securities Exchange Act of 1934. In December 1998, the complaint was amended to add MTI as a defendant and assert a Claim for common law fraud against all the Defendants including the Company. The case concerns the Defendants' 1998 purchase of MTI shares from the Plaintiffs at the price of $2.25 per share. Ownership of the shares was disputed and several of the Plaintiffs were in bankruptcy at the time of the sale. First Albany Corporation acted as Placement Agent for the Defendants in the negotiation and sale of the shares and in proceedings before the Bankruptcy Court for the Northern District of New York, which approved the sale in September 1997. Plaintiffs claim that the Defendants failed to disclose material inside information concerning Plug Power, LLC to the Plaintiffs and therefore the $2.25 per share purchase price was unfair. Plaintiffs are seeking damages of $5 million plus punitive damages and costs. In April 1999, Defendants filed a motion to dismiss the amended complaint, which was denied. In June 1999, the parties agreed to stay discovery and amend Defendants time to answer the amended complaint until September 17, 1999. In October 1999, Defendants answered the amended Complaint.

During October 1998, a legal action brought by a group of investors against the Company related to a stock purchase agreement and side letter agreements for the sale of the stock of the Company's wholly owned subsidiary, Ling Electronics, Inc. ("Ling"), was determined in favor of the Company.

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(14)    Commitments and Contingencies (continued)

In February 1995, Ling made a voluntary disclosure to the United States Department of Commerce regarding unlicensed exports of certain products shipped in the first four months of fiscal 1995. Ling has fully cooperated with the Office of Export Enforcement, which has not taken any action to date. Possible administrative sanctions include: no action; a warning letter; denial of export privileges; and/or imposition of civil penalties. Foreign sales represent a significant portion of Ling's total revenue. The final outcome of this matter is not presently determinable and, therefore no provision for any liability that may result has been recorded in the Company's financial statements.

The Company and its subsidiaries lease certain manufacturing, warehouse and office facilities. The leases generally provide for the Company to pay increases over a base year level for taxes, maintenance, insurance and other costs of the leased properties. The leases contain renewal provisions.

Future minimum rental payments required under noncancelable operating leases are (dollars in thousands): $269 in 2000; $305 in 2001; $304 in 2002; $300 in 2003; and $300 in 2004. Rent expense under all leases was $482, $403 and $446 thousand for 1999, 1998 and 1997, respectively.

Rental income under all sub-leases was $164, $66 and $19 thousand in 1999, 1998 and 1997, respectively.

(15) Related Party Transactions

At September 30, 1999 First Albany Companies Inc. ("FAC") owned approximately 34% of the Company's Common Stock (See Note 19).

During fiscal 1999, 1998 and 1997, First Albany Corporation, a wholly owned subsidiary of FAC, provided financial advisory services in connection with the sale of the Technology Division in 1999 and 1998 and the L.A.B. Division in 1997, for which First Albany Corporation was paid fees of $15, $10 and $75 thousand, respectively.

Amounts receivable from an officer totaled approximately $38 thousand and is included in the balance sheet caption "Other receivables-related parties" at September 30, 1999.

On June 27, 1997, the Company entered into a management services agreement with Plug Power to provide certain services and facilities for a period of one year. This agreement expired on June 27, 1998. The Company continued to provide services, which were billed on a cost reimbursement basis. During 1998, the Company entered into leases for manufacturing, laboratory and office space which expired on July 1, 1999 pursuant to the sale of the MTI facility to Plug Power in exchange for 704,315 Plug Power Class A membership interests and the assumption of $6 million in debt by Plug Power.

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(15) Related Party Transactions (continued)

Billings under these agreements amounted to $448, $661 and $65 thousand for 1999, 1998 and 1997, respectively. Amounts receivable from Plug Power under these agreements is included in the balance sheet caption "Other receivables-related parties".

On September 30, 1999, the Company made an additional cash contribution of approximately $2 million to Plug Power in exchange for 266,667 Plug Power Class A membership interests.

On July 1, 1999, the Company contributed the MTI campus to Plug Power in exchange for 704,315 Plug Power Class A membership interests. During the remainder of 1999, the Company paid $59 thousand to Plug Power in connection with a lease of office and manufacturing space. This lease will terminate on November 24, 1999.

On August 5, 1998, the Company made a short-term loan to Plug Power of $500 thousand, which was subsequently contributed to capital on September 23, 1998. The Company also converted $500 thousand of its accounts receivable from Plug Power to capital on September 23, 1998. At September 30, 1998, the remaining obligation to provide additional funds to Plug Power was $4 million. During fiscal 1999, the Company fully funded this commitment by contributing $4 million cash.


(16) Discontinued Operations

The sale of the Company's Technology Division, the sole component of the Technology segment, to NYFM, Incorporated (a wholly owned subsidiary of Foster-Miller, Inc., a Waltham, Massachusetts-based technology company) on March 31, 1998 completed management's planned sale of non-core businesses. Accordingly, the Company no longer includes Technology among its reportable business segments and now operates in only one segment, Test & Measurement. The Technology Division is reported as a discontinued operation as of December 26, 1998, and the consolidated financial statements have been restated to report separately the net assets and operating results of the business. In exchange for the Technology Division's assets, NYFM, Incorporated (a) agreed to pay the Company a percentage of gross sales in excess of $2.5 million for a period of five years; (b) assumed approximately $40 thousand of liabilities; and (c) established a credit for warranty work of approximately $35 thousand.

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(16) Discontinued Operations (continued)

Discontinued operations consist of the following:

	(Dollars in thousands)                1999       1998        1997

Sales                                     $      -    $   532     $ 7,878
                                           =======     ======      ======
Income(loss)from discontinued
  operations before income tax                  41       (516)       (574)
Income tax (benefit)                             -          -         (29)
                                           _______     ______      ______
Net income(loss)from discontinued
    operations                            $     41    $  (516)    $  (545)
                                           =======     ======      ======

Loss on disposal of Division              $      -    $(1,769)    $     -
Income tax (benefit)                             -          -           -
                                           _______     ______      ______
Loss on disposal of Division              $      -    $(1,769)    $     -
                                           =======     ======      ======

The assets and liabilities of the Company's discontinued operations are as follows at September 30:

     (Dollars in thousands)                   1999       1998

Assets (primarily accounts receivable)    $    220    $ 1,136
Liabilities (primarily accrued expenses)       760      1,128
                                           _______     ______
Net (Liabilities)Assets                   $   (540)   $     8
                                           =======     ======

Assets with a net book value of $878 thousand consisting primarily of land, building and management information systems were transferred to continuing operations on October 1, 1997.

(17) Sale of Division/Subsidiary

L.A.B. Division

On September 30, 1997, the Company sold all of the assets of its L.A.B. Division to Noonan Machine Company of Franklin Park, IL. The Company received $2.60 million in cash and two notes, totaling $650 thousand, from Noonan Machine Company. The purchaser has requested that the principal amount of the note be reduced to reflect the resale value of certain assets of L.A.B. The Company is enforcing its rights with respect to the note. The net proceeds from the sale were used to pay down all outstanding debt and build working capital.

The sale resulted in a $2.0 million gain, which was recorded in the fourth quarter of fiscal year 1997. In addition, $250 thousand of the proceeds associated with one of the notes was recorded as deferred revenue due to contingencies associated with the realization of this note. This note is still outstanding as of September 30, 1999.

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(18) Geographic and Segment Information

The Company sells its products on a worldwide basis with its principal markets listed in the table below where information on export sales is summarized by geographic area for the Company as a whole:

      (Dollars in thousands)

Geographic Area                      1999         1998         1997

United States                     $ 9,576     $ 17,022     $ 17,290
Europe                              1,180        1,072        1,223
Japan                                 787        1,534        1,243
Pacific Rim                           760          834        1,901
China                                 278          302        1,900
Canada                                153          228          178
Rest of World                         151           36          367
                                   ______      _______      _______
Total Sales                       $12,885     $ 21,028     $ 24,102
                                   ======      =======      =======

In 1999, no customers accounted for more than 10% of sales and in 1998, one customer accounted for 11.5% of sales.

The Company operates in two business segments, Alternative Energy Technology and Test and Measurement. The Alternative Energy Technology segment incubates alternative energy technology. The Test and Measurement segment develops, manufactures, markets and services sensing instruments, computer-based balancing systems for aircraft engines, vibration test systems and power conversion products.

The accounting policies of the Alternative Energy Technology and Test and Measurement segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes, accounting changes, non-recurring items and interest income and expense. Inter-segment sales are not significant.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items and items like income taxes or unusual items, which are not allocated to reportable segments. In addition, segments noncash items include any depreciation and amortization in reported profit or loss. For the Alternative Energy Technology segment, the information is based on an annual period from October 1 to September 30 derived from Plug Power's unaudited financial statements.

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(18) Geographic and Segment Information (continued)

(Dollars in thousands)
                Alternative
                  Energy                                   Reconciling  Consolidated
                 Technology      Test and                     Items        Totals
1999            (unaudited)     Measurement      Other     (unaudited)  (unaudited)

Revenues        $     8,247     $    12,885   $      -     $   (8,247)  $     12,885
Segment profit/
  (loss)            (27,391)         (1,404)        79          8,028        (10,688)
Equity in Plug
  Power loss              -               -          -         (9,363)        (9,363)
Total assets         43,547           8,185     14,885        (34,837)        31,780
Investment in
  Plug Power              -               -          -          8,710          8,710
Capital
  expenditures        9,247             183      2,555         (9,247)         2,738
Depreciation and
  amortization        1,165             202        379         (1,165)           581

1998
Revenues        $     5,948     $    21,028   $      -     $   (5,948)  $     21,028
Segment profit/
  (loss)             (8,243)          2,155     (2,665)         4,437         (4,316)
Equity in Plug
  Power loss              -               -          -         (3,806)        (3,806)
Total assets          8,093           9,424     10,483         (6,872)        21,128
Investment in
  Plug Power              -               -          -          1,221          1,221
Capital
  expenditures        1,889             202      2,964         (1,889)         3,166
Depreciation and
  amortization          418             205        118           (418)           323

1997
Revenues        $       242     $    24,102   $      -     $     (242)  $     24,102
Segment profit/
  (loss)             (4,752)          2,411      2,439          4,422          4,520
Equity in Plug
Power loss                -               -          -           (330)          (330)
Total assets          4,979           8,696      5,280         (4,952)        14,003
Investment in
  Plug Power              -               -          -             27             27
Capital
  expenditures          133             375          2           (133)           377
Depreciation and
  amortization           93             206         37            (93)           243

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(18) Geographic and Segment Information (continued)

The following table presents the details of "Other" segment profit
(loss).

(Dollars in thousands)          1999          1998          1997

Corporate and Other
    Expenses/(Income):
  Depreciation and
    amortization              $  379      $    118      $     37
  Interest expense               106           102           323
  Interest income               (335)          (65)            -
  Income tax expense              37            25           143
  Other (income)expense, net    (225)          200         1,032
  (Income)loss from
    discontinued operations      (41)        2,285           545
  Gain on sale of division         -             -        (2,012)
  Gain on extinguishment
        of debt, net of tax        -             -        (2,507)

                               _____       _______       _______
Total (income) expense        $  (79)     $  2,665      $ (2,439)


The reconciling items are the amounts of revenues earned and expenses incurred for corporate operations, which is not included in the segment information.


(19) Extraordinary Item - Extinguishment of Debt

During fiscal 1996, FAC purchased 909,091 shares of the Company's Common Stock from the New York State Superintendent of Insurance as the court-ordered liquidator of United Community Insurance Company ("UCIC"). In connection with this purchase, FAC also acquired certain rights to an obligation ("Term Loan") due from the same finance company ("FCCC") to whom the Company was obligated under a Note Payable, due December 31, 1996.

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


(19) Extraordinary Item - Extinguishment of Debt (continued)

If FCCC were to seek collection of the Note Payable plus accrued interest from the Company, the Company, based on the opinion of counsel, believes that the outcome of any such action pursued by FCCC against the Company would not have a material adverse impact on the Company's financial position or results of operation.

(20) Comprehensive (Loss) Income

Total comprehensive (loss) income for the years ended September 30 consists of:

(Dollars in Thousands)                 1999        1998         1997

Net (loss)income                   $(10,688)   $ (4,316)     $ 4,520
Other comprehensive income(loss),
before tax:
  Foreign currency translation
  adjustments                             -           8            -
Unrealized loss on available
  for sale securities                    (5)          -            -
Income tax related to items of
  other comprehensive
  income(loss)                            -           -            -
                                    _______     _______       ______

Total comprehensive (loss)income   $(10,693)   $ (4,308)     $ 4,520
                                    =======     =======       ======

(21) Subsequent Events

On October 21, 1999, the Company created a strategic alliance with SatCon Technology Corporation (SatCon). SatCon acquired Ling Electronics, Inc. and Ling Electronics, Ltd. from the Company and the Company will invest approximately $7 million in SatCon. In consideration for the acquisition of Ling Electronics and the Company's investment, the Company will receive 1,800,000 shares of SatCon's common stock and warrants to purchase an additional 100,000 shares of SatCon's common stock. The Company immediately funded $2.57 million of its investment in SatCon and will make the remaining investment by the end of January 2000. SatCon will also receive warrants to purchase 100,000 shares of the Company's common stock.

The Company immediately issued SatCon 36,000 stock purchase warrants. The warrants are immediately exercisable at $37.66 per share and expire on October 21, 2003. The estimated fair value of these warrants at the date issued was $14.81 per share using a Black Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options.

The Company immediately received 36,000 stock purchase warrants from SatCon. The warrants are immediately exercisable at $8.83 per share and expire on October 21, 2003.

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(21) Subsequent Events (continued)

In addition, David Eisenhaure, President and Chief Executive Officer of SatCon Technology Corporation, will become a member of the Board of Directors of the Company and Alan Goldberg, a director of the Company and co-Chief Executive Officer of First Albany Companies Inc. will become a member of SatCon Technology Corporation's Board of Directors. SatCon Technology Corporation has also agreed to appoint an additional member to its Board of Directors based on recommendations by the Company.

SatCon Technology Corporation manufactures and sells power and energy management products for telecommunications, silicon wafer manufacturing, factory automation, aircraft, satellites and automotive applications. SatCon has four operating divisions: Film Microelectronics, Inc. designs and manufactures microelectronic circuits and interconnect products. Magmotor manufactures motors and magnetic suspension systems. Beacon Power manufactures flywheel energy storage devices and the Technology Center is responsible for new technology and product development.