Form 10-Q
period 1999-12-31
MECHANICAL TECHNOLOGY INC
filed 2000-02-11
CIK 64463

==========================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C. 20549


                                  FORM 10-Q

    /X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
                          Exchange Act of 1934

               For the quarterly period ended December 31, 1999

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

           325 Washington Avenue Extension, Albany, New York 12205-5505
             (Address of principal executive offices)        (Zip Code)

                                 (518) 218-2500
                Registrant's telephone number, including area code

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


             Class                             Outstanding at December 31, 1999
Common Stock, $1.00 Par Value                         11,717,508  Shares
===============================================================================

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                                     INDEX


                                                                Page No.

Part I Financial Information


  Consolidated Balance Sheets - December 31, 1999
    and September 30, 1999                                        3 - 4


  Consolidated Statements of Operations -                             5
    Three months ended December 31, 1999
    and December 25, 1998

  Consolidated Statements of Cash Flows -
    Three months ended December 31, 1999
     and December 25, 1998                                            6


  Notes to Consolidated Financial Statements                     7 - 14


  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                         15 - 19



Part II Other Information



  Item 1                                                             20


  Item 6                                                             21


  Signature                                                          22

                           PART I FINANCIAL INFORMATION
               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                     As of December 31, 1999 (Unaudited) and
         September 30,1999 (Derived from audited financial statements)
                              (Dollars in thousands)


                                                        Dec.31,    Sept.30,
                                                         1999        1999

Assets
Current Assets:
  Cash and cash equivalents                           $  5,646    $  5,870
  Investments in marketable debt securities              4,830       7,876
  Restricted cash and investments                        2,350           -
  Accounts receivable, less allowance of
    $0 and $113                                            669       3,852

  Other receivables - related parties                      306         105
  Inventories:
    Raw materials and components                           752       2,763
    Work in process                                        229         916
    Finished goods                                          45          73
                                                       _______     _______
      Total inventories                                  1,026       3,752

  Note receivable - current                                331         329

  Prepaid expenses and other current assets                352         265

  Taxes receivable                                           -          10
                                                       _______     _______
         Total Current Assets                           15,510      22,059

Property, Plant and Equipment, net                         500         827

Note receivable - noncurrent                               163         184

Investment in Plug Power                                64,166       8,710

Investment in SatCon                                    14,341           -
                                                       _______     _______
Total Assets                                          $ 94,680    $ 31,780
                                                       =======     =======










The accompanying notes are an integral part of the consolidated financial statements.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                    As of December 31, 1999 (Unaudited) and
        September 30, 1999 (Derived from audited financial statements)
                           (Dollars in thousands)

                                                         Dec.31,   Sept 30,
                                                          1999      1999

Liabilities and Shareholders' Equity

Current Liabilities:
  Accounts payable                                    $    182    $    614
  Accrued liabilities                                    1,681       2,243
  Contribution payable - SatCon                          4,500           -
  Income taxes payable                                       6           -
  Net liabilities of discontinued operations               544         540
                                                       _______     _______
        Total Current Liabilities                        6,913       3,397

Long-term debt, net of current maturities               22,500           -
Deferred income taxes and other credits                 11,164         597
                                                       _______     _______
        Total Liabilities                               40,577       3,994

Commitments (Note 4)

Shareholders' Equity:
  Common stock                                          11,724      11,649
  Paid-in-capital                                       70,754      42,755
  Accumulated Deficit                                  (28,346)    (26,573)
                                                       _______     _______
                                                        54,132      27,831
  Accumulated Other Comprehensive Loss:
  Unrealized loss on available for sale
   securities,net                                            -          (5)
  Foreign currency translation adjustment                    -         (11)
                                                       _______     _______
  Accumulated Other Comprehensive Loss                       -         (16)

  Treasury stock                                           (29)        (29)
                                                       _______     _______
  Total Shareholders' Equity                            54,103      27,786
                                                       _______     _______
  Total Liabilities and Shareholders' Equity          $ 94,680     $31,780
                                                       =======      ======







The accompanying notes are an integral part of the consolidated financial statements.

                MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                     (Dollars in thousands, except per share)


                                               Three months ended
                                                Dec.31,   Dec.25,
                                                 1999      1998

Revenue                                        $ 1,357    $ 2,710
Cost of sales                                      804      1,711
                                                ______     ______
Gross profit                                       553        999

Selling, general and administrative
 expenses                                          790      1,126
Product development and
 research costs                                    317        222
                                                ______     ______
   Operating loss                                 (554)      (349)

Interest expense                                  (322)       (58)
Gain on sale of division/subsidiary              1,262          -
Equity in Plug Power losses                     (2,991)    (1,221)
Other (expense) income, net                         98         31
                                                ______     ______
  Loss before income taxes                      (2,507)    (1,597)

Income tax (benefit)expense                       (734)         -
                                                ______    _______
Net loss                                       $(1,773)  $ (1,597)
                                                ======    =======

Net Loss per Share (Basic and
  Diluted):                                    $  (.15)  $   (.14)
                                                ======    =======





The accompanying notes are an integral part of the consolidated financial statements.

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                           (Dollars in thousands)
                                                       Three months ended
                                                       Dec.31,    Dec.25,
                                                        1999       1998
Operating Activities
Net loss from continuing operations                  $ (1,773)   $(1,597)
Adjustments to reconcile net (loss)income to net
cash provided (used) by continuing operations:
  Depreciation and amortization                            57        125
  Gain on sale of division/subsidiary                  (1,262)         -
  Equity in Plug Power loss                             2,991      1,221
  Reserve for bad debts                                   (24)         9
  Loss on sale of fixed assets                             14          -
  Deferred income taxes and other credits                (740)         -
Changes in operating assets and liabilities:
  Accounts receivable                                     911      1,246
  Other receivables - related parties                    (201)        (5)
  Inventories                                            (176)        28
  Prepaid expenses and other current assets               (51)      (225)
  Accounts payable                                        210       (837)
  Income taxes                                             16          6
  Accrued liabilities                                      87     (1,156)
                                                      _______     ______
Net cash provided(used) by continuing operations           59     (1,185)
                                                      _______     ______
Discontinued operations:
  Change in net liabilities/assets of
    discontinued operations                                 4        303
                                                      _______     ______
Net cash provided by discontinued operations                4        303
                                                      _______     ______
Net cash provided(used) by operating activities            63       (882)
                                                      _______     ______
Investing Activities
Purchases of property, plant & equipment                 (118)    (1,587)
Investment in Plug Power                              (20,500)    (2,500)
Investment in SatCon                                   (2,570)         -
Proceeds from sale of subsidiary, net                      23          -
Establish restricted cash account                      (2,650)         -
Proceeds from sale of marketable debt securities        4,965          -
Investment in marketable debt securities               (2,000)         -
Principal payments from note receivable                    19         18
                                                      _______     ______
Net cash used by investing activities                 (22,831)    (4,069)
                                                      _______     ______
Financing Activities
Proceeds from long term debt                           22,500          -
Debt issue costs                                         (205)         -
Borrowings under IDA financing, less restricted cash        -      4,824
Proceeds from stock options exercised                     249          -
                                                      _______     ______
Net cash provided by financing activities              22,544      4,824
                                                      _______     ______
Effect of exchange rate on cash                             -          1
                                                      _______     ______
Decrease in cash and cash equivalents                    (224)      (126)

Cash and cash equivalents - beginning of period         5,870      5,567
                                                      _______     ______
Cash and cash equivalents - end of period             $ 5,646    $ 5,441
                                                       ======     ======

The accompanying notes are an integral part of the consolidated financial statements.

                MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.	In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 1999.

2. Reclassification

Certain fiscal 1999 amounts have been reclassified to conform with the fiscal 2000 presentation.

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

3. Investment in Plug Power

On November 1, 1999, the Company purchased 2,733,333 shares of Plug Power at $7.50 per share with proceeds from a $22.5 million Credit Agreement (see Note
5). This purchase completed the Company's commitment to purchase Plug Power shares at the time of its public offering. Plug Power's public offering was completed at $15 per share. The Company's total contributions to Plug Power (including contributions of cash, assets, research credits, below market lease and real estate) now totals $41.2 million. Immediately after the Plug Power IPO, the Company owned 13,704,315 shares or 31.9% of Plug Power.

During fiscal 2000, Plug Power's shareholders' equity increased $178.755 million primarily due to cash investments by individuals and corporate investors, including the Company, and the public offering. As a result, the Company recorded its proportionate share of the increase in Plug Power's equity ($37.946 million) as investment in Plug Power and additional paid-in-capital (net of associated deferred taxes of $11.307 million).

The carrying value of the Company's investment in Plug Power is $64.166 million as of December 31, 1999. At December 31, 1999, the market value of the Company's investment in Plug Power was approximately $387.147 million, as quoted on the NASDAQ National Market.

The Company will recognize its proportionate share of losses in the future to the extent of its carrying value and additional future investments.

                 MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3. Investment in Plug Power (continued)

Summarized below is financial information for Plug Power. Plug Power's fiscal year ends December 31.
                                               3 months ended
                                           Dec.31,        Dec.31,
                                            1999           1998

	(Dollars in thousands)

        Current assets                     $ 183,014      $  5,293
        Non-current assets                    33,112         2,800
        Current liabilities                    9,002         2,601
        Noncurrent liabilities                 5,717             -
        Stockholders' equity                 201,407         5,493

        Gross revenue                          4,298         1,545
        Negative gross profit                 (1,349)         (494)
        Net loss                              (8,602)       (2,524)

4. Sale of Ling Electronics/Investment in SatCon

On October 21, 1999, the Company created a strategic alliance with SatCon Technology Corporation (SatCon). SatCon acquired Ling Electronics, Inc. and Ling Electronics, Ltd. from the Company and the Company invested approximately $7 million in SatCon. In consideration for the acquisition of Ling Electronics and the Company's investment, the Company received 1,800,000 shares of SatCon's common stock and warrants to purchase an additional 100,000 shares of SatCon's common stock. The Company funded $2.57 million of its investment on October 21, 1999 and $4.5 million on January 31, 2000 in accordance with the stock purchase agreement. The Company's commitment to fund $4.5 million was recorded and is included in the financial statement line "Contribution Payable-SatCon" as of December 31, 1999. SatCon also received warrants to purchase 100,000 shares of the Company's common stock. The sale of Ling resulted in a $1.262 million gain.

As a part of the SatCon transaction, the Company issued warrants to purchase 36,000 and 64,000 shares of the Company's stock on October 21, 1999 and January 31, 2000, respectively. The warrants are immediately exercisable at $37.66 per share and expire on October 21, 2003 and January 31, 2004, respectively. The estimated fair value of these warrants at the dates issued were $14.81 and $49.14 per share, respectively, using a Black Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options.

The Company also received warrants to purchase 36,000 and 64,000 shares of SatCon common stock on October 21, 1999 and January 31, 2000, respectively. The warrants are immediately exercisable at $8.80 per share and expire on October 21, 2003 and January 31, 2004, respectively.

The Company accounts for its investment in SatCon on the equity method. The consolidated financial statements include the Company's investments in SatCon (including obligations to invest) plus its share of earnings/losses (on a one-quarter lag). The investment is included in the financial statement line "Investment in SatCon."

                MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Sale of Ling Electronics/Investment in SatCon (continued)

The carrying value of the Company's investment in SatCon is $14.341 million as of December 31, 1999 including an accrual of $4.5 million which will fund the Company's commitment to purchase 659,200 shares. The Company funded this commitment on January 31, 2000. At December 31, 1999, the quoted market value of the Company's investment in SatCon, including accrued shares, was approximately $15.019 million as quoted on the NASDAQ National Market.

In addition, David Eisenhaure, President and Chief Executive Officer of SatCon Technology Corporation, will become a member of the Board of Directors of the Company and Alan Goldberg, a director of the Company and co-Chief Executive Officer of First Albany Companies Inc. will become a member of SatCon's Board of Directors. SatCon has also agreed to appoint an additional member to its Board of Directors based on the recommendations of the Company.

SatCon Technology Corporation manufactures and sells power and energy management products for telecommunications, silicon wafer manufacturing, factory automation, aircraft, satellites and automotive applications. SatCon has four operating divisions: Film Microelectronics, Inc. designs and manufactures microelectronic circuits and interconnect products. Magmotor manufactures motors and magnetic suspension systems. Beacon Power manufactures flywheel energy storage devices and the Technology Center are responsible for new technology and product development.

5. Debt

On November 1, 1999, the Company entered into a $22.5 million Credit Agreement with KeyBank, N.A. ("the $22.5 million Credit Agreement"), the Company has pledged 13,704,315 shares of Plug Power Common Stock as collateral for its $22,500,000 loan from KeyBank, N.A. ("Loan"). The proceeds of this loan were used to fund $20.5 million of the Company's Mandatory Capital Commitment to Plug Power. Pursuant to the $22.5 million Credit Agreement, the Company is obligated to make interest only payments for the first 18 months following the closing of the Loan, and to repay the principal in 6 equal quarterly installments of $3.750 million each, commencing in August 2001. In addition, a one time commitment fee totaling $247,500 is payable for the Loan, $75,000 of which was paid as of September 30, 1999. Interest is payable monthly at the Prime Rate (8.50% on December 31, 1999) or if certain performance standards are achieved, at a reduced rate. The performance standards are based on the trading volume and price of Plug Power stock.

The $22.5 million Credit Agreement requires the Company to meet certain covenants, including maintenance of a collateral account which at all times has a minimum market value of $600 thousand and a beginning balance on November 1, 1999 of $2.65 million, and maintenance of a collateral coverage ratio. All other covenants in the original KeyBank lines of credit were eliminated in connection with this financing.

The Company's $4 million working capital line of credit and $1 million equipment loan/lease line of credit have been extended and will expire on March 31, 2000.

                  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Shareholders' Equity

Changes in shareholders' equity for the three-months ended December 31, 1999 is as follows:
						 	 Dec.31
(Dollars in Thousands)                                    1999

COMMON STOCK
  Balance, October 1                                     $ 11,649
   Issuance of shares - options                                75
                                                          _______
  Balance, December 31, 1999                             $ 11,724
                                                          =======
PAID-IN CAPITAL
  Balance, October 1                                     $ 42,755
   Issuance of shares - options                               175
   Plug Power investment, net of deferred taxes
    of $11,307                                             26,639
   MTI warrants issued                                        533
   Compensatory stock options                                 652
                                                          _______
  Balance, December 31, 1999                             $ 70,754
                                                          =======
ACCUMULATED DEFICIT
  Balance, October 1                                     $(26,573)
   Net (loss)                                              (1,773)
                                                          _______
  Balance, December 31, 1999                             $(28,346)
                                                          =======
UNREALIZED LOSS ON AVAILABLE FOR
SALE SECURITIES, NET
  Balance, October 1                                     $     (5)
   Adjustment                                                   5
                                                          _______
  Balance, December 31, 1999                             $      -
                                                          =======
FOREIGN CURRENCY TRANSLATION ADJUSTMENT
  Balance, October 1                                     $    (11)
   Adjustment                                                  11
                                                          _______
  Balance, December 31, 1999                             $      -
                                                          =======
TREASURY STOCK
  Balance, October 1                                     $    (29)
                                                          _______
  Balance, December 31, 1999                             $    (29)
                                                          =======
SHAREHOLDERS' EQUITY
  December 31, 1999                                      $ 54,103
                                                          =======

                 MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Income Taxes

The Company's effective tax rates for the three months ended December 31, 1999 and December 25, 1998 were (29.3%) and 0%, respectively.

Income tax (benefit) expense consists of the following:

                                                   For the three month period
                                                            ended
                                                  Dec.31, 1999    Dec.25, 1998
(Dollars in Thousands)

Federal                                           $          3    $          -
State                                                        3               -
Deferred                                                  (740)              -
                                                   ___________     ___________
                                                  $       (734)   $          -
                                                   ===========     ===========
The valuation allowance at December 31, 1999 has been reduced to zero from $3.750 million at September 30, 1999. This $3.750 million decrease in the valuation allowance results from the establishment of deferred tax liabilities associated with the Company's Investment in Plug Power. These deferred tax liabilities are primarily due to the difference between the book and tax treatments of the Plug Power investment and losses.

8. Earnings per Share

The amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potentially dilutive securities are as follows:
                                                   For the three month period
                                                            ended
                                                  Dec.31, 1999    Dec.25, 1998
(Dollars in Thousands)
Loss from continuing operations
 available to common stockholders                 $   (1,773)     $   (1,597)

Weighted average number of
 shares:
Weighted average number of shares
 used in net loss per share,                      11,671,644      11,122,696
 including the bonus element effects
 for the rights offering
Effect of dilutive securities:
 Stock options                                             -               -
____________________________________________________________________________
Weighted average number of shares
 Used in diluted net loss per share               11,671,644      11,122,696
____________________________________________________________________________

During the first quarter of fiscal 2000, options to purchase 655,687 shares of common stock at prices ranging between $1.63 and $22.50 per share were outstanding but were not included in the computation of Earnings per Share-assuming dilution because the Company incurred a loss during this period and inclusion would be anti-dilutive. The options, which expire between December 20, 2006 and November 1, 2009 were outstanding at December 31, 1999.

During the first quarter of fiscal 1999, options to purchase 680,010 shares of common stock at prices ranging from $1.63 to $5.29 per share were outstanding but were not included in the computation of Earnings per Share-assuming dilution because the Company incurred a loss during this period and inclusion would be anti-dilutive. The options, which expire between December 20, 1999 and December 22, 2008 were outstanding at December 25, 1998.

               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9. Comprehensive (Loss)Income

Total comprehensive (loss) income consists of the following:

                                                  Three months ended
                                                  Dec.31,     Dec.25,
(Dollars in thousands)                             1999        1998

Net loss                                          $(1,773)    $(1,597)
Other comprehensive income, before tax:
  Foreign currency translation
  adjustments                                          11           1
                                                   ______      ______
Total comprehensive loss                          $(1,762)    $(1,596)
                                                   ======      ======

10. Cash Flows - Supplemental Information
                                                  Three months ended
                                                  Dec.31,     Dec.25,
(Dollars in thousands)                             1999        1998

NONCASH INVESTING ACTIVITIES
  Proceeds from sale of subsidiary
        Invested in SatCon                        $ 6,737     $     -
  Contribution payable to SatCon                    4,500           -
  Warrants issued to SatCon                          (533)          -
                                                   ______      ______
  Net noncash investing activities                $10,704     $     -
                                                   ______      ______

NONCASH FINANCING ACTIVITIES
  Additional paid-in capital - Other investors    $26,639     $     -
                                                   ______      ______
  Net noncash financing activities                $26,639     $     -
                                                   ______      ______
Net noncash provided by investing
  and financing activities                        $37,343     $     -
                                                   ======      ======


Noncash financing activities for the three months ended December 31, 1999 include an increase in investment in Plug Power and additional paid-in-capital generated primarily by investments in Plug Power by third parties.

11. Geographic and Segment Information

The Company operates in two business segments, Alternative Energy Technology and Test and Measurement. The Alternative Energy Technology segment incubates alternative energy technology. The Test and Measurement segment develops, manufactures, markets and services sensing instruments and computer-based balancing systems for aircraft engines.

              MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11. Geographic and Segment Information (continued)

The Company evaluates performance based on profit or loss from operations before income taxes, accounting changes, non-recurring items and interest income and expense.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items and items like income taxes or unusual items, which are not allocated to reportable segments. In addition, segments noncash items include any depreciation and amortization in reported profit or loss. Amounts in the Alternative Energy Technology segment represent the Company's interest in Plug Power. The Company's investment in SatCon is currently reported in the Other category. In future periods, the Company will include its proportionate share of the results of operations of other similar investments (on a one-quarter lag). The information is derived from Plug Power's unaudited financial statements.

(Dollars in thousands)
Three Months
  Ended           Alternative Energy     Test and              Reconciling     Consolidated
Dec.31, 1999         Technology        Measurement    Other      Items           Totals
Revenues          $  4,298             $    1,357     $    -   $   (4,298)     $    1,357
Segment profit/
  (loss)            (8,602)                  (440)     1,658        5,611          (1,773)
Equity in Plug
  Power loss             -                      -          -       (2,991)         (2,991)
Total assets       216,126                  1,946     28,568     (151,960)         94,680
Investment in
  Plug Power             -                      -          -       64,166          64,166
Investment in
  SatCon                 -                      -          -       14,341          14,341
Capital
  expenditures       2,512                     26         92       (2,512)            118
Depreciation and
  amortization         363                     26         31         (363)             57

Three Months
  Ended           Alternative  Energy    Test and              Reconciling     Consolidated
Dec.25, 1998         Technology        Measurement    Other      Items           Totals
Revenues          $  1,545             $    2,710     $    -   $   (1,545)     $    2,710
Segment profit/
  (loss)            (2,524)                  (335)       (41)       1,303          (1,597)
Equity in Plug
  Power loss             -                      -          -       (1,221)         (1,221)
Total assets         8,093                  7,779     13,553       (8,093)         21,332
Investment in
  Plug Power             -                      -          -            -               -
Capital
  expenditures         710                     11      1,576         (710)          1,587
Depreciation and
  amortization         176                     46         79         (176)            125


               MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Geographic and Segment Information (continued)

The following table presents the details of "Other" segment profit (loss).

(Dollars in thousands)                              Three months ended
                                                  Dec.31,        Dec.25,
                                                   1999           1998
Corporate and Other
    Expenses/(Income):
  Depreciation and
    amortization                                  $    31        $    79
  Interest expense                                    322             58
  Interest income                                    (161)           (47)
  Income tax (benefit)                               (734)             -
  Other (income)expense, net                          146            (49)
  Gain on sale of division                         (1,262)             -
                                                   _____________________
Total (income) expense                            $(1,658)       $    41


The reconciling items are the amounts of revenues earned and expenses incurred for corporate operations, which is not included in the segment information.

12. Related Party Transactions
During fiscal 2000, First Albany Corporation provided financial advisory services in connection with the sale of Ling Electronics for which they were paid fees of $.353 million.

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

Continuing Operations

    Sales decreased $1.353 million to $1.357 million for the three months ended December 31, 1999 as compared to $2.710 million for the three months ended December 25, 1998, a 50% decrease. This decrease is the result of the sale of Ling on October 21, 1999 and a $.444 million increase in Advanced Products sales. Ling sales were $.140 million for the quarter in 2000 and $1.94 million for the 1999 quarter. The sale of Ling resulted in a $1.262 million gain, which was recorded in the first quarter of fiscal 2000.

    Selling, general and administrative expenses decreased $.336 million to $.790 million for the three months ended December 31, 1999 as compared to $1.126 million for the three months ended December 25, 1998, a 30% decrease. This decrease is primarily the result of the sale of Ling in October 1999.

    Operating loss increased $.205 million to an operating loss of $(.554) million for the three months ended December 31, 1999 as compared to $(.349) million for the three months ended December 25, 1998, a 58.7% increase. This is primarily the result of increased Ling operating losses prior to its sale in October 1999, and a $.095 million increase in expenditures for product development.

Other

    In addition to the matters noted above, for the three months ended December 31, 1999, the Company recorded a $2.991 million loss from the recognition of the Company's proportionate share of losses of Plug Power compared to a $1.221 million loss for the comparable period in fiscal 1999.

    Results during the first quarter of fiscal 2000 were reduced by higher interest expense of $.322 million for the three months ended December 31, 1999 compared to $.058 million for the comparable period in fiscal 1999, principally resulting from increased indebtedness associated with the $22.5 million Credit Agreement used to fund additional investments in Plug Power. The tax rates for the three months ended December 31, 1999 and December 25, 1998 were (29.3%) and 0%, respectively. The December 31, 1999 tax rate is due to the loss generated by operations offset by deferred tax liabilities associated with the accounting for the investment in and recognition of the Company's proportionate share of losses from Plug Power.

                 MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

    Working capital of $8.597 million at December 31, 1999 reflects a $10.065 million decrease from September 30, 1999. This decrease reflects the $2.570 million investment in SatCon and the $4.5 million contribution payable to SatCon as well as the impact of the sale of Ling in October 1999.

    At December 31, 1999, cash and cash equivalents were $5.646 million versus $5.870 million at September 30, 1999. Net cash provided by operating activities for the first quarter of fiscal 2000 amounted to $.063 million, as compared to cash used of $1.185 million in the prior year. Accounts receivable decreased due to the collection of receivables generated late in the fourth quarter of fiscal 1999 and the sale of Ling in October 1999. Accounts receivable totaled $.669 million or an 82.6% decrease as of December 31, 1999 as compared to $3.852 million as of September 30, 1999.

    On November 1, 1999, the Company entered into a $22.5 million Credit Agreement with KeyBank, N.A. ("the $22.5 million Credit Agreement"). The proceeds of this loan were used to fund $20.5 million of the Company's Mandatory Capital Commitment to Plug Power. Pursuant to the Mandatory Capital Commitment, the Company purchased 266,667 shares of Plug Power for $2 million on September 30, 1999 and 2,733,333 shares of Plug Power for $20.5 million in November 1999. The Company is obligated to make monthly interest only payments for the first 18 months following the closing of the Loan, and to repay the principal in 6 equal quarterly installments of $3.750 million each, commencing August 2001.

    The $22.5 million Credit Agreement requires the Company to meet certain covenants, including maintenance of a collateral account which at all times has a minimum market value of $600 thousand and a beginning balance on November 1, 1999 of $2.65 million, and maintenance of a collateral coverage ratio. All other covenants in the original KeyBank lines of credit were eliminated in connection with this financing. The $22.5 million Credit Agreement is collateralized by 100% of the Company's equity interest in Plug Power.

    Capital spending during the first three months of fiscal 2000 was $.118 million, a decrease from the comparable period in 1999 where capital spending totaled $1.587 million. Capital spending during fiscal 2000 included the fit-up for the Company's new facility. Total additional capital spending during fiscal 2000 is expected to be approximately $.280 million for computer and manufacturing equipment.

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

    At December 31, 1999, the Company had variable rate debt totaling $22.500 million. Interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows. The earnings and cash flow impact for the next year resulting from a one-percentage point increase in interest rates would be approximately $.225 million, holding other variables (debt level) constant.

    The Company has performed a sensitivity analysis on its marketable debt securities and its investments in Plug Power and SatCon common stock. The sensitivity analysis presents the hypothetical change in fair value of those financial instruments held by the Company at December 31, 1999 which are sensitive to changes in interest rates. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-percentage point parallel shift in the yield curve. The fair values of the Company's investments in marketable securities have been based on quoted market prices. As the carrying amounts on short-term investments maturing in less than 180 days approximate the fair value, these are not included in the sensitivity analysis. The fair value of marketable securities over 180 days is $4.830 million. A one-percentage point change in the interest rates would change the fair value of investments over 180 days by $339 thousand.

    The Company also has investments in Plug Power and SatCon, which are accounted for on the equity method. The fair market values, at December 31, 1999, of the investments are $387.147 million for Plug Power and $15.019 million for SatCon, including accrued shares. If the market price on these investments decreased by ten percent, the fair value of the stocks would decrease by $38.7 and $1.5 million for Plug Power and SatCon, respectively.

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

                 MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                         MANAGEMENT'S DISCUSSION AND ANALYSIS
                   OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Systems Evaluation

    All internal systems have been identified, inventoried, prioritized and assessed for Year 2000 compliance. Systems found to be non-compliant were replaced and compliant systems were assessed to determine what, if any, maintenance is required to keep them compliant. Plans have been developed to ensure that staff is available to oversee restarting certain machines and manually adjusting their dates.

Software Evaluation
    All software material to the Company has been identified, evaluated, and is now in compliance and certified as such by vendors or new software has been installed.

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

Products
    The Company has evaluated both current product offerings and products in the field to determine their ability to comply with Year 2000 issues. The products were found to fall into three categories, non-compliant, compliant if modifications are made and fully compliant or not impacted (that is, the product does not have a computer or contains an embedded computer but does not use a date function). All products currently sold by the Company are fully Year 2000 compliant. The Company has produced and made available for sale, upgrades to products requiring modifications to be Year 2000 compliant. Those products identified as non-compliant are products that have been in the field for a number of years and must be replaced by customers.

Contingency Plans
    In the event the Company's Year 2000 plan is ineffective or unanticipated problems arise, the Company has developed contingency plans which are now in place. The plans include use of hard copy data and alternate suppliers.

Costs
    The total cost associated with required modifications to become Year 2000 compliant was not material to the Company's financial position. The estimated total cost of the Year 2000 project was approximately $120 thousand, which included software, hardware and cabling upgrade and replacement costs. This estimate does not include the Company's potential share of Year 2000 costs that may be incurred by Plug Power or SatCon, in which the Company participates but is not the operator. The total amount expended on the Plan through December 31, 1999 was $124 thousand for the upgrade and replacement of hardware. No additional expenditures are expected.

                MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Risks
    The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity and financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of the Year 2000 failures will have a material impact on the Company's results of operations, liquidity or financial condition. The Year 2000 Plan is expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem and, in particular, about the Year 2000 compliance and readiness of its material customers. The Company believes that, with the implementation and completion of the Year 2000 Plan as scheduled, the possibility of significant interruptions of normal operations should be reduced. To date the Company has experienced no Year 2000 failures.

Statement Concerning Forward Looking Statements

	Statements in this Form 10-Q or in documents incorporated herein by reference that are not historical facts or information constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including, but not limited to, the information set forth herein. Such forward looking statements involve known and unknown risks, uncertainties or other factors which may cause the actual results, levels of activity, performance or achievement of Company or industry results to be materially different from any future results, levels of activity, performance or achievement expressed or implied by such forward-looking statements. Such factors include, among others, the following: general economic and business conditions; the ability of the Company to implement its business strategy; the Company's access to financing; the Company's ability to successfully identify new business opportunities; the Company's ability to attract and retain employees; changes in the industry; competition; the effect of regulatory and legal proceedings and other factors discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations". As a result of the foregoing and other factors, no assurance can be given as to the future results and achievements of the Company. Neither the Company nor any other person assumes responsibility for the accuracy and completeness of these statements.

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

    On January 25, 2000, a complaint was filed by DCT, Inc. against Plug Power, The Detroit Edison Company and Edison Development Corporation in the Wayne County, Michigan Circuit Court. The complaint alleges, among other things, that Plug Power, The Detroit Edison Company and Edison Development Corporation misappropriated from DCT business and technical trade secrets, ideas, know-how and strategies relating to fuel cell systems and breached certain contractual obligations owed to DCT. Plug Power believes that the allegations made against it are without merit and intends to vigorously contest the litigation, but the ultimate outcome of any litigation is of course uncertain.

                           PART II OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
    Exhibit No.                      Description

    10.41 Mechanical Technology Incorporated Stock Purchase Warrant dated January 31, 2000.

    10.42 SatCon Technology Corporation Stock Purchase Warrant dated January 31, 2000.

    27                               Financial Data Schedule

(b) Three reports on Form 8-K were filed during the quarter ended December 31, 1999 and one report was filed subsequent to the quarter ended December 31, 1999.

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

    The Company filed a Form 8-K Report, dated November 16, 1999, reporting under item 5 thereof that on November 8, 1999 Plug Power received correspondence from counsel to DCT, Inc., alleging, among other things, that the Company misappropriated from DCT, Inc. business and technical trade secrets, ideas, know-how and strategies relating to fuel cell systems, and that certain contractual obligations owed to DCT, Inc. were breached.

    The Company filed a Form 8-K Report, dated January 31, 2000, reporting under item 5 thereof that on January 25, 2000, a complaint was filed by DCT, Inc. against Plug Power, Inc., The Detroit Edison Company and Edison Development Corporation in the Wayne County, Michigan Circuit Court.
    The complaint alleges, among other things, that Plug Power, The Detroit Edison Company and Edison Development Corporation misappropriated from
    DCT business and technical trade secrets, ideas, know-how and strategies relating to fuel cell systems and breached certain contractual obligations owed to DCT.

                                    SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Mechanical Technology Incorporated



02-11-2000                             s/George C. McNamee
__________                             ____________________________________
  (Date)                               George C. McNamee
                                       Chairman and Chief Executive Officer





02-11-2000                             s/Cynthia A. Scheuer
__________                             ____________________________________
  (Date)                               Cynthia A. Scheuer
                                       Vice President/Chief Financial Officer