Form 10-K/A
period 1999-09-30
MECHANICAL TECHNOLOGY INC
filed 2000-04-07
CIK 64463

==========================================================================
                                  UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K/A

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

The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant on March 31, 2000 (based on the last sale price of $71.00 per share for such stock reported by NASDAQ for that date) was approximately $458,010,847.

As of March 31, 2000, the registrant had 11,761,070 shares of Common Stock outstanding.

                                    PART IV


ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON
          FORM 8-K


(d) (1) Separate financial statements for Plug Power, Inc., a less than fifty percent owned entity, filed herewith are set forth on the Index to Financial Statements on page 4 of the separate financial section which accompanies this Report, which is incorporated herein by reference. Plug Power's fiscal year ends December 31, 1999.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MECHANICAL TECHNOLOGY INCORPORATED


Date: April 7, 2000                    By:  /s/ Cynthia A. Scheuer
                                       Cynthia A. Scheuer
                                       Vice President and Chief Financial
                                       Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

      SIGNATURE                  TITLE                           DATE

/s/ Cynthia A. Scheuer   Vice President and Chief
Cynthia A. Scheuer       Financial Officer                  April 7, 2000

                                PLUG POWER INC.
                        (A Development Stage Enterprise)

                         INDEX TO FINANCIAL STATEMENTS

                                                                          Page
                                                                          ----
Report of independent accountants.......................................   F-2

Balance sheets as of December 31, 1999 and 1998.........................   F-3

Statements of operations for the years ended December 31, 1999 and 1998 and for the period from June 27, 1997 (date of inception) to December
 31, 1997, and cumulative amounts from inception........................   F-4

Statements of stockholders' equity for the years ended December 31, 1999 and 1998 and the period from June 27, 1997 (date of inception) to
 December 31, 1997......................................................   F-5

Statements of cash flows for the years ended December 31, 1999 and 1998 and the period from June 27, 1997 (date of inception) to December 31,
 1997 and cumulative amounts from inception.............................   F-6

Notes to financial statements...........................................   F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

   In our opinion, the accompanying balance sheets and the related statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the financial position of Plug Power Inc. (a development stage enterprise) at December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and for the period from June 27, 1997 (date of inception) to December 31, 1997, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                          PricewaterhouseCoopers LLP

Albany, New York
February 8, 2000

                                PLUG POWER INC.
                        (A Development Stage Enterprise)

                                 BALANCE SHEETS

                                                          December 31,
                                                    --------------------------
                                                        1999          1998
                                                    ------------  ------------
                      ASSETS
                      ------
Current assets:
  Cash and cash equivalents, principally commercial
   paper........................................... $171,496,286  $  3,993,122
  Restricted cash..................................      275,000           --
  Accounts receivable..............................    5,212,943       599,955
  Inventory........................................      304,711        14,647
  Other current assets.............................      124,380           --
  Due from investor................................          --        685,306
                                                    ------------  ------------
    Total current assets...........................  177,413,320     5,293,030
Restricted cash....................................    5,600,274           --
Property, plant and equipment, net.................   23,333,791     2,753,492
Investment in affiliate............................    9,778,250           --
Other assets.......................................          --         46,913
                                                    ------------  ------------
    Total assets................................... $216,125,635  $  8,093,435
                                                    ============  ============
       LIABILITIES AND STOCKHOLDERS' EQUITY
       ------------------------------------
Current liabilities:
  Accounts payable................................. $  4,644,496  $    568,007
  Acrrued expenses.................................    3,004,126     1,746,239
  Deferred grant revenue...........................      200,000           --
  Due to investor..................................          --        286,492
  Current portion of capital lease obligation and
   long-term debt..................................      353,175           --
                                                    ------------  ------------
    Total current liabilities......................    8,201,797     2,600,738
  Long-term debt...................................    5,600,274           --
  Deferred grant revenue...........................      800,000           --
  Capital lease obligation.........................      117,030           --
                                                    ------------  ------------
    Total liabilities..............................   14,719,101     2,600,738
                                                    ------------  ------------
Commitments and contingencies
Stockholders' equity:
  Preferred stock, $0.01 par value per share;
   5,000,000 shares authorized; none issued and
   outstanding.....................................          --            --
  Common stock, $0.01 par value per share;
   95,000,000 shares authorized; 43,015,508 shares
   issued and outstanding, December 31, 1999 and
   17,150,000 December 31, 1998....................      430,155       171,500
  Paid-in capital..................................  249,964,994    20,840,500
  Deficit accumulated during the development
   stage...........................................  (48,988,615)  (15,519,303)
                                                    ------------  ------------
    Total stockholders' equity.....................  201,406,534     5,492,697
                                                    ------------  ------------
    Total liabilities and stockholders' equity..... $216,125,635  $  8,093,435
                                                    ============  ============

                                PLUG POWER INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF OPERATIONS

 For the years ended December 31, 1999 and 1998, the period from June 27, 1997
                              (date of inception)
          to December 31, 1997, and cumulative amounts from inception

                                                                   Cumulative
                          December 31,   December     December    Amounts from
                              1999       31, 1998     31, 1997     Inception
                          ------------  -----------  -----------  ------------
Contract revenue........  $ 11,000,344  $ 6,541,040  $ 1,193,530  $ 18,734,914
Cost of contract
 revenue................    15,497,837    8,863,845    1,226,443    25,588,125
                          ------------  -----------  -----------  ------------
Loss on contracts.......    (4,497,493)  (2,322,805)     (32,913)   (6,853,211)
In-process research and
 development............           --           --     4,042,640     4,042,640
Research and development
 expense................    20,506,156    4,632,729    1,300,877    26,439,762
General and
 administrative
 expense................     9,928,282    2,753,645      630,033    13,311,960
Interest expense........       189,586          --           --        189,586
                          ------------  -----------  -----------  ------------
  Operating loss........   (35,121,517)  (9,709,179)  (6,006,463)  (50,837,159)
Interest income.........     3,123,955       93,216      103,123     3,320,294
                          ------------  -----------  -----------  ------------
  Loss before equity in
   losses of affiliate..   (31,997,562)  (9,615,963)  (5,903,340)  (47,516,865)
Equity in losses of
 affiliate..............    (1,471,750)         --           --     (1,471,750)
                          ------------  -----------  -----------  ------------
  Net loss..............  $(33,469,312) $(9,615,963) $(5,903,340) $(48,988,615)
                          ============  ===========  ===========  ============
Loss per share:
  Basic and diluted.....  $      (1.27) $     (0.71) $     (0.62)
                          ============  ===========  ===========
Weighted average number
 of common shares
 outstanding............    26,282,705   13,616,986    9,500,000
                          ============  ===========  ===========

                                PLUG POWER INC.
                        (A Development Stage Enterprise)

                       STATEMENTS OF STOCKHOLDERS' EQUITY

            For the years ended December 31, 1999 and 1998, and the period from June 27, 1997 (date of inception) to December 31, 1997

                                                              Deficit
                                                            Accumulated
                             Common stock      Additional    During the       Total
                          -------------------   Paid-in     Development   Stockholders'
                            Shares    Amount    Capital        Stage         Equity
                          ---------- -------- ------------  ------------  -------------
Balance, June 27, 1997..         --  $    --  $        --   $        --   $        --
Capital contributions...   9,500,000   95,000    9,405,000                   9,500,000
Net loss................                                      (5,903,340)   (5,903,340)
                          ---------- -------- ------------  ------------  ------------
Balance, December 31,
 1997...................   9,500,000   95,000    9,405,000    (5,903,340)    3,596,660
Capital contributions...   7,650,000   76,500   13,173,500                  13,250,000
Deferred rent expense...                        (2,000,000)                 (2,000,000)
Amortization of deferred
 rent expense...........                            50,000                      50,000
Compensatory options....                           212,000                     212,000
Net loss................                                      (9,615,963)   (9,615,963)
                          ---------- -------- ------------  ------------  ------------
Balance, December 31,
 1998...................  17,150,000  171,500   20,840,500   (15,519,303)    5,492,697
Initial public
 offering--net..........   6,782,900   67,829   92,904,049                  92,971,878
Capital contributions...  19,058,480  190,585  119,749,979                 119,940,564
Stock issued for equity
 in affiliate...........                        11,250,000                  11,250,000
Stock based
 compensation...........                         2,250,000                   2,250,000
Amortization of deferred
 rent expense...........                           100,000                     100,000
Write-off deferred rent
 expense................                         1,850,000                   1,850,000
Compensatory stock
 options................                           978,800                     978,800
Stock option exercises..      24,128      241       41,666                      41,907
Net loss................                                     (33,469,312)  (33,469,312)
                          ---------- -------- ------------  ------------  ------------
Balance, December 31,
 1999...................  43,015,508 $430,155 $249,964,994  $(48,988,615) $201,406,534
                          ========== ======== ============  ============  ============

                                PLUG POWER INC.
                        (A Development Stage Enterprise)

                            STATEMENTS OF CASH FLOWS

 For the years ended December 31, 1999 and 1998, the period from June 27, 1997
                              (date of inception)
          to December 31, 1997, and cumulative amounts from inception

                                                                   Cumulative
                          December 31,   December     December    Amounts from
                              1999       31, 1998     31, 1997     Inception
                          ------------  -----------  -----------  ------------
Cash Flows From
 Operating Activities:
Net loss................  $(33,469,312) $(9,615,963) $(5,903,340) $(48,988,615)
Adjustments to reconcile
 net loss to net cash
 used in operating
 activities:
  Depreciation and
   amortization.........     1,352,186      499,142      187,708     2,039,036
  In-process research
   and development......           --           --     4,042,640     4,042,640
  Equity in losses of
   affiliate............     1,471,750          --           --      1,471,750
  Amortization of
   deferred rent........       100,000       50,000          --        150,000
  Write-off of deferred
   rent.................     1,850,000          --           --      1,850,000
  In-kind services......           --       500,000          --        500,000
  Stock based
   compensation.........     2,250,000          --           --      2,250,000
  Compensatory options..       978,800      212,000          --      1,190,800
Changes in assets and
 liabilities:
  Accounts receivable...    (4,612,988)     203,602     (803,557)   (5,212,943)
  Inventory.............      (290,064)      18,903      (33,550)     (304,711)
  Due from investor.....       685,306     (685,306)         --            --
  Other assets..........      (102,466)         --           --       (102,466)
  Accounts payable and
   accrued expenses.....     5,334,376    1,081,587    1,184,551     7,600,514
  Deferred grant
   revenue..............     1,000,000          --           --      1,000,000
  Due to investor.......      (286,492)     269,245       17,247           --
                          ------------  -----------  -----------  ------------
    Net cash used in
     operating
     activities.........   (23,738,904)  (7,466,790)  (1,308,301)  (32,513,995)
                          ------------  -----------  -----------  ------------
Cash Flows From
 Investing Activities:
Purchase of property,
 plant and equipment....   (10,788,262)  (2,370,269)    (361,518)  (13,520,049)
                          ------------  -----------  -----------  ------------
    Cash used in
     investing
     activities.........   (10,788,262)  (2,370,269)    (361,518)  (13,520,049)
                          ------------  -----------  -----------  ------------
Cash Flows From
 Financing Activities:
  Contributed capital...   115,242,782   10,750,000    4,750,000   130,742,782
  Proceeds from initial
   public offering,
   net..................    94,611,455          --           --     94,611,455
  Stock issuance costs..    (1,639,577)         --           --     (1,639,577)
  Proceeds from stock
   option exercises.....        41,907          --           --         41,907
  Cash placed in
   escrow...............    (5,875,274)         --           --     (5,875,274)
  Principal payments on
   capital lease
   obligations..........       (65,963)         --           --        (65,963)
  Principal payments on
   long-term debt.......      (285,000)         --           --       (285,000)
                          ------------  -----------  -----------  ------------
    Net cash provided by
     financing
     activities.........   202,030,330   10,750,000    4,750,000   217,530,330
                          ------------  -----------  -----------  ------------
Increase in cash and
 cash equivalents.......   167,503,164      912,941    3,080,181   171,496,286
Cash and cash
 equivalents, beginning
 of period..............     3,993,122    3,080,181          --            --
                          ------------  -----------  -----------  ------------
Cash and cash
 equivalents, end of
 period.................  $171,496,286  $ 3,993,122  $ 3,080,181  $171,496,286
                          ============  ===========  ===========  ============

                                PLUG POWER INC.
                       (A Development Stage Enterprise)

                         NOTES TO FINANCIAL STATEMENTS

1. Nature of Operations

   Plug Power Inc. (the Company), was originally formed as a joint venture between Edison Development Corporation (EDC) and Mechanical Technology Incorporated (MTI) in the State of Delaware on June 27, 1997 and succeeded by merger of all of the assets, liabilities and equity of Plug Power, L.L.C. in November 1999. The Company is a development stage enterprise formed to research, develop, manufacture and distribute fuel cells for electric power generation.

2. Initial Public Offering

   In November 1999, the Company completed an initial public offering of 6,782,900 shares of common stock, including 782,900 shares pursuant to the underwriters' exercise of their over-allotment option (the Initial Public Offering). The Company received proceeds of $93.0 million, which was net of $8.7 million of expenses and underwriting discounts relating to the issuance and distribution of the securities. In connection with this offering, the Company was converted to a C corporation from a limited liability corporation. The financial statements and related footnotes have been restated to present the Company as a C corporation for all periods presented.

3. Significant Accounting Policies

 Use of estimates:

   The financial statements of the Company have been prepared in conformity with generally accepted accounting principles which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

 Cash and cash equivalents:

   Cash and cash equivalents includes cash on hand and short term investments with original maturities of three months or less.

   The Company has restricted cash in the amount of $5,875,274 which the Company was required to place in escrow to collateralize debt related to its purchase of real estate. The escrowed amount is recorded under the balance sheet captions Restricted cash.

 Inventory:

   Inventory is stated at lower of cost (first-in, first-out) or market, and consists of raw materials not yet issued to research projects.

 Property, plant and equipment, and long-lived assets:

   Property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives ranging from 2 to 20 years.

   The Company reviews long-lived assets for impairment whenever any events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable.

                                PLUG POWER INC.
                       (A Development Stage Enterprise)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


 Revenue recognition:

   The Company's contract revenue is derived from cost reimbursement government contracts which generally require the Company to absorb from 25% to 50% of the total costs incurred. Such contracts require the Company to deliver research and tangible developments in fuel cell technology and system design and prototype fuel cell systems for test and evaluation by the government agency. Revenues are recognized in proportion to the costs incurred. Included in accounts receivable are billed and unbilled work-in-progress on cost reimbursed government contracts. Total estimated cost to complete a contract in excess of the awarded contract amounts are charged to operations during the period such costs are estimated. While the Company's accounting for these contract costs are subject to audit by the sponsoring agency, in the opinion of management, no material adjustments are expected as a result of such audits. At December 31, 1999, the Company had been awarded approximately $40 million of such government contracts to be earned in the future periods.

 Deferred revenue:

   The Company's deferred grant revenue consists of a government grant received to promote employment. The agreement requires that the Company meet certain employment criteria, as defined, over a five year period. If the Company fails to meet the specified criteria, the Company shall repay the unearned portion of the grant.

4. Property, Plant and Equipment

   Property, plant and equipment at December 31, 1999 and 1998 consists of the following:

                                                       December    December 31,
                                                       31, 1999        1998
                                                      -----------  ------------
   Land.............................................. $    90,000   $      --
   Buildings.........................................  14,757,080          --
   Construction in progress..........................      58,373          --
   Leasehold improvements............................   2,768,190       97,889
   Machinery and equipment...........................   7,436,619    3,104,887
                                                      -----------   ----------
                                                       25,110,262    3,202,776
   Less accumulated depreciation and amortization....  (1,776,471)    (449,284)
                                                      -----------   ----------
   Property, plant and equipment, net................ $23,333,791   $2,753,492
                                                      ===========   ==========

   Depreciation expense was approximately $1,327,187 for the year ended December 31, 1999, $332,476 for the year ended December 31, 1998, and $29,375 for the period from June 27, 1997 (date of inception) to December 31, 1997.

5. Debt

   In connection with the Company's purchase of real estate in July, 1999, the Company assumed a $6.2 million letter of credit issued by KeyBank National Association for the express purpose of servicing $6.2 million of debt related to Industrial Development Revenue Bonds issued by the Town of Colonie Industrial Development Agency in favor of the acquired property. The debt matures in 2013 and accrues interest at a variable rate of interest which was approximately 6% at December 31, 1999. Simultaneous with the assumption, the Company was required to escrow $6.2 million to collateralize the debt. The escrowed amount is recorded under the balance sheet captions Restricted cash. Principal payments due on long-term debt are: 2000, $275,000; 2001, $290,000; 2002, $310,000; 2003 $325,000; 2004 and thereafter, $4,675,275. Interest paid in 1999 was $189,586.

                                PLUG POWER INC.
                       (A Development Stage Enterprise)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


6. Income Taxes

   The Company was a Limited Liability Company (LLC) until its merger into Plug Power Inc. effective November 3, 1999. For the LLC period the Company was treated as a partnership for federal and state income tax purposes and accordingly the Company's income taxes or credits resulting from earnings or losses were payable by, or accrued to its members. Therefore, no provision was made for income taxes for financial statements prior to November 3, 1999. The amount of LLC losses for the period January 1, 1999 to November 2, 1999 was approximately $28.0 million.

   Effective November 3, 1999, the Company is taxed as a corporation for Federal and State income tax purposes and the effect of deferred taxes recognized as a result of the change in tax status of the Company have been included in operations. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates.

   There was no current income tax expense in 1999. The significant components of deferred income tax expense (benefit) for the year ended December 31, 1999 was as follows:

                                                                 December 31,
                                                                     1999
                                                                 ------------
   Deferred tax expense recognized as a result of change in tax status...................................................... $ 1,739,000
   Deferred tax benefit.........................................    (491,000)
   Net operating loss carryforward..............................  (1,695,000)
   Valuation allowance..........................................     447,000
                                                                 -----------
                                                                 $       --
                                                                 ===========

   The Company's effective income tax rate differed from the Federal statutory rate as follows:

                                                                    December 31,
                                                                        1999
                                                                    ------------
   Federal statutory tax rate......................................     (35)%
   Effect of LLC losses............................................      33
   Effect of change in tax status..................................       2
   Other, net .....................................................      (1)
   Change in valuation allowances..................................       1
                                                                        ---
                                                                        -- %
                                                                        ===

   The deferred tax assets and liabilities as of December 31, 1999 consist of the following tax effects relating to temporary differences and carryforwards:

                                                                   December 31,
                                                                       1999
                                                                   ------------
   Deferred tax assets (liabilities):
   Inventory valuation............................................ $    30,000
   Non-employee stock option......................................     334,000
   Other reserves and accruals....................................     314,000
   Net operating loss.............................................   1,695,000
   Property, plant and equipment..................................  (1,926,000)
                                                                   -----------
                                                                       447,000
   Valuation allowance............................................    (447,000)
                                                                   -----------
                                                                   $       --
                                                                   ===========

                                PLUG POWER INC.
                       (A Development Stage Enterprise)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


   The valuation allowance at the year end December 31, 1999 is approximately $447,000. During the year ended December 31, 1999, the valuation allowance increased by approximately $447,000.

   At December 31, 1999, the Company has unused Federal and State net operating loss carryforwards of approximately $4.2 million. The federal net operating loss carryforwards if unused will begin to expire during the year ended December 31, 2019.

7. Loss Per Share

   Loss per share for the Company is as follows:

                                                                For the period
                                                                June 27, 1997
                                      Year Ended   Year Ended         to
                                     December 31,   December     December 31,
                                         1999       31, 1998         1997
                                     ------------  -----------  --------------
   Numerator:
     Net loss....................... $(33,469,312) $(9,615,963)  $(5,903,340)
   Denominator:
     Weighted average number of
      common shares outstanding.....   26,282,782   13,616,986     9,500,000

   No options or warrants outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive. The calculation also excludes 111,851 contingently returnable shares in 1999.

8. Stockholders' Equity

   The Company has one class of common stock, par value $.01. Each share of the Company's common stock is entitled to one vote on all matters submitted to stockholders. At the inception of the Company, in exchange for EDC's initial cash contribution of $4,750,000, the Company issued 4,750,000 shares. MTI made noncash contributions of $4,750,000 consisting of in-process research and development ($4,042,640), and certain net assets, in exchange for 4,750,000 shares. The amount allocated to the in-process research and development contributed to the Company by MTI represents its estimated fair value based on the negotiations of two parties and is consistent with its value under the cost valuation approach. Under the cost valuation approach, value is measured by quantifying the cost of replacing the future service capability of the acquired property without considering the amount of economic benefits that can be achieved, or the time period over which they might continue.

   Contributed in-process research and development was early development stage property, which did not and currently does not have commercial viability or any alternative future use and which will require substantial additional expenditures to commercialize. Accordingly, the assigned value was charged to operations at the time the Company was formed.

   During the year ended December 31, 1998, EDC and MTI made additional total contributions of $13,250,000 in exchange for 7,650,000 shares. EDC contributed $7,750,000 in cash for 4,950,000 shares. MTI contributed $3,000,000 in cash, $2,000,000 of deferred rent related to a below market lease for office and manufacturing facilities, and $500,000 of in-kind services ($5,500,000 in total) for 2,700,000 shares. In 1998, MTI purchased options for $191,250, which entitled MTI to acquire 2,250,000 shares by June, 1999 for $2,250,000.

                                PLUG POWER INC.
                       (A Development Stage Enterprise)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


   According to the joint venture agreement, MTI could earn non-cash credits which will be applied toward the purchase price of shares under option. MTI could earn these credits based on the Company obtaining certain defined levels of research contracts. In March 1999, all parties to the agreement mutually agreed that MTI had earned $2,250,000 of non-cash credit which were used to acquire 2,250,000 shares.

   Accordingly, these shares were issued in March 1999, a charge to operations of $2,250,000 was recorded under the caption "General and Administrative Expense," and $191,250 was returned to MTI in accordance with the terms of the option agreement.

   In January 1999, the Company entered into an agreement with MTI and EDC pursuant to which, the Company had the right to require MTI and EDC to contribute $7.5 million each in 1999 and $15.0 million each in 2000 in exchange and for which each would receive common stock valued at $7.50 per share. The agreement also permitted MTI and EDC to contribute any funds not previously called by the Company on the termination date of the agreement (the earlier of December 31, 2000 or upon an initial public offering of the Company's shares at a price greater than $7.50 per share) in exchange for shares at a price of $7.50 per share.

   During January and February of 1999 MTI and EDC each purchased 300,000 shares of common stock for $1.5 million each.

   In September 1999, the Company made a capital call of $4.0 million, and MTI and EDC each contributed $2.0 million in cash in exchange for 266,667 shares of common stock. In November 1999, MTI and EDC contributed the remaining $41.0 million in exchange for an aggregate of 5,466,666 shares of common stock.

   On June 23, 1999, EDC purchased 704,315 shares of the Company's common stock for $4,697,782. Also, the Company entered into a purchase agreement with MTI to acquire approximately 36 acres of land, two commercial buildings and a residential building located in Latham, New York in exchange for 704,315 shares of common stock.

   In February 1999, two investors purchased 1,500,000 shares of common stock for $10.0 million. In addition, one of the investors received a warrant to purchase 400,000 shares at a price of $8.50 per share. These warrants were exercised at the time of the initial public offering.

   In April 1999 an investor purchased 299,850 shares of common stock for $2.0 million.

   In April 1999, an investor purchased 1,000,000 shares of common stock for $6.7 million. In connection with the purchase agreement, the investor is required to spend an aggregate of $840,000 for market research and related services on behalf of the Company. In the event such amounts are not expended by April, 2002, up to 111,851 of the previously issued shares may be returned to the Company. The Company will account for these services by recording a charge to earnings and a credit to paid-in capital as these services are rendered. As of December 31, 1999, no services had been provided. Additionally, the investor received warrants to purchase an additional 350,000 shares of common stock at an exercise price of $8.50 per share. These warrants were exercised at the time of the initial public offering.

                                PLUG POWER INC.
                       (A Development Stage Enterprise)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


9. Employee Benefit Plans

 Stock Option Plans (the Plans):

   Effective July 1, 1997, the Company established a stock option plan to provide employees, consultants, and members of the Board of Directors the ability to acquire an ownership interest in the Company. Options for employees generally vest 20% per year and expire ten years after issuance. Options granted to members of the Board vest 50% upon grant and 25% per year thereafter. Options granted to consultants vest one-third on the expiration of the consultant's initial contract term, with an additional one-third vesting on each anniversary thereafter. At December 31, 1999, there were a total of 3,395,215 options granted and outstanding under this plan. Although no further options will be granted under this plan, the options previously granted will continue to vest in accordance with this plan and vested options will be exercisable for shares of common stock.

   In August 1999, our Board of Directors and stockholders adopted the 1999 Stock Option and Incentive Plan. At December 31, 1999 there were 285,500 options granted and outstanding, and an additional 3,409,251 options available to be issued under the plan. Additionally, the number of shares of common stock available for issuance under the plan will increase by the amount of any forfeitures under the 1999 Stock Option and Incentive Plan and under the 1997 Stock Option Plan. The number of shares of common stock under the plan will further increase January 1 and July 1 of each year by an amount equal to 16.4% of any net increase in the total number of shares of stock outstanding. The 1999 Stock Option and Incentive Plan permits the Company to: grant incentive stock options; grant non-qualified stock options; grant stock appreciation rights; issue or sell common stock with vesting or other restrictions, or without restrictions; grant rights to receive common stock in the future with or without vesting; grant common stock upon the attainment of specified performance goals; and grant dividend rights in respect of common stock.

   To date, options granted under this plan generally vest 20% per year and expire ten years after issuance. These grants may be made to officers, employees, non-employee directors, consultants, advisors and other key persons of the Company.

   The following table summarizes information about the stock options outstanding under the Plans at December 31, 1999:

                                                            Outstanding
                                                    ----------------------------
                                                                        Weighted
                                                               Average  Average
                                                              Remaining Exercise
   Exercise price                                    Shares     Life     Price
   --------------                                   --------- --------- --------
   $1.00........................................... 1,413,400    8.1     $ 1.00
   $5.00...........................................   575,275    9.0     $ 5.00
   $6.67...........................................   584,040    9.2     $ 6.67
   $11.00..........................................   775,200    9.6     $11.00
   $15.00..........................................   332,800    9.8     $15.00
                                                    ---------    ---     ------
                                                    3,680,715    9.0     $ 5.90

                                PLUG POWER INC.
                       (A Development Stage Enterprise)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


   The following table summarizes activity under the Plan:

                                                                       Weighted
                                                            Number of   Average
                                                             Shares    Exercise
                                                             Subject     Price
                                                            to Option  per Share
                                                            ---------  ---------
   Option Activity
   Balance, June 27, 1997..................................       --     $ --
   Granted at fair value................................... 1,132,500     1.00
   Forfeited or terminated.................................   (18,500)    1.00
                                                            ---------
   Balance December 31, 1997............................... 1,114,000     1.00
   Granted at fair value...................................   460,650     3.09
   Granted below fair value................................   197,000     1.00
   Forfeited or terminated.................................   (96,450)    1.03
                                                            ---------
   Balance December 31, 1998............................... 1,675,200     1.57
   Granted at fair value................................... 2,047,039     9.39
   Forfeited or terminated.................................   (17,396)    7.24
   Exercised...............................................   (24,128)    1.74
                                                            ---------
   Balance December 31, 1999............................... 3,680,715    $5.90
                                                            =========

   At December 31, 1999, 3,409,251 shares of common stock were reserved for issuance under future stock option exercises.

 Accounting for Stock Based Compensation:

   The per share weighted average fair value of the options granted during 1999, 1998 and 1997 was $7.19, $0.58 and $0.26, respectively, using the minimum value method of valuing stock options, for the options granted prior to the Company's initial public offering and the Black-Scholes pricing model subsequent to the offering.

   The dividend yield was assumed to be zero for all periods. The risk free interest rate ranged from 5.1% to 6.3% in 1999, 4.5% to 5.6% in 1998 and 5.8% to 6.1% in 1997. An expected life of 5 years was assumed for each year. Expected volatility of 114% was used in determining fair value under the Black-Scholes pricing model and was excluded using the minimum value method.

   The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" in accounting for its stock options plans and does not record compensation cost for options granted at fair value. Had the Company determined compensation cost based on fair value in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," net loss would have increased to the pro forma amounts indicated below:

                                                                    June 27,
                                        Year ended   Year ended     1997 to
                                       December 31,   December    December 31,
                                           1999       31, 1998        1997
                                       ------------  -----------  ------------
   Net loss, as reported.............. $(33,469,312) $(9,615,963) $(5,903,340)
   Proforma net loss..................  (34,716,991)  (9,775,441)  (6,000,628)
   Proforma loss per share, basic and
    diluted........................... $      (1.32) $     (0.72) $     (0.71)

                                PLUG POWER INC.
                       (A Development Stage Enterprise)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


   During 1998 the Company awarded 197,000 options to key employees for which issuance was contingent upon the attainment of specified performance objectives. Of those awarded, 51,500 were forfeited. The difference between the fair value of the options at the measurement date and the exercise price of the options was $582,000, and will be charged to expense over the four year vesting period of the options. The charge to operations was $126,800 and $212,000 for the years ended December 31, 1999 and 1998 respectively.

   Additionally in 1999 the Company modified the terms of certain stock options. The impact of this modification resulted in a charge to earnings of $800,000 in 1999.

 1999 Employee Stock Purchase Plan:

   In 1999, the Company adopted the 1999 Employee Stock Purchase Plan (the
Plan) under which employees will be eligible to purchase shares of the Company's common stock at a discount through periodic payroll deductions. The Plan is intended to meet the requirements of Section 423 of the Internal Revenue Code. After the initial period, purchases will occur at the end of six month offering periods at a purchase price equal to 85% of the market value of the Company's common stock at either the beginning of the offering period or the end of the offering period, whichever is lower. The first offering period under the plan will begin on January 1, 2000 and will end on April 30, 2000. Participants may elect to have from 1% to 10% of their pay withheld for purchase of common stock at the end of the offering period, up to a maximum of $12,500 within any offering period. The Company has reserved 1,000,000 shares of common stock for issuance under the Plan. At December 31, 1999, the Company had not issued any shares under the Plan.

 401(k) Savings & Retirement Plan:

   The Company offers a 401(k) Savings & Retirement Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute up to 15% of their salary, up to the maximum allowable by the Internal Revenue Service regulations. Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Participants are vested in the Company's matching contribution based on the years of service completed. Participants are fully vested upon completion of four years of service. The Company's expense for this plan was $224,000 and $95,000 for years ended December 31, 1999 and 1998, respectively, and $23,000 for the period from June 27, 1997 (date of inception) to December 31, 1997.

10. Related Party Transactions

   On June 27, 1997, the Company entered into a distribution agreement with the EDC. Under the agreement, EDC was appointed the Company's exclusive independent distributor in Michigan, Ohio, Indiana and Illinois to promote and assist in the sale of products developed by the Company, subject to certain terms and conditions.

   On June 27, 1997, the Company entered into a management services agreement with MTI to obtain certain services and lease certain facilities for a period of one year. At the expiration of this agreement, the Company extended the existing facilities lease through September 30, 1998. In June 1998, the Company entered into a new facilities lease which commenced on October 1, 1998, and had a term of ten years with an option for an additional five years. Rental expense was $231,000 and $378,000 for the years ended December 31, 1999 and 1998, respectively. Rental expense was $79,000 for the period from June 27, 1997 (date of inception) to December 31, 1997. The total amount due MTI was $0 and $286,492 at December 31, 1999 and 1998, respectively. As part of the new facilities lease, MTI agreed to reimburse the Company up to $2.0 million for improvements made to the Company's facilities. At December 31, 1998, $685,306 in Company expenditures had not been reimbursed by MTI, and is included in due from investor. This lease and the management agreement with MTI have been terminated.

                                PLUG POWER INC.
                       (A Development Stage Enterprise)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


   In 1999, the Company entered into a purchase agreement with MTI to acquire approximately 36 acres of land, two commercial buildings and a residential building located in Latham, New York in exchange for 704,315 shares of common stock. In connection with the transaction with MTI, the Company has written off deferred rent expense in the amount of $1,850,000 relating to a 10-year facilities lease associated with the property. Simultaneous with the closing, the Company agreed to lease back to MTI certain office and manufacturing space on a short-term basis through November, 1999.

11. Investment in affiliate

   In February 1999, the Company entered into an agreement with GE MicroGen, Inc. (formerly GE On-Site Power, Inc.), a wholly owned subsidiary of General Electric Co., to create GE Fuel Cell Systems, L.L.C. (GEFCS) a limited liability company created to market and distribute fuel cell systems world-wide. GE MicroGen, Inc. owns 75% of GEFCS and the Company owns 25% of GEFCS. In connection with the formation of GEFCS, the Company issued 2,250,000 shares of common stock to GE MicroGen valued at $11,250,000. The Company accounts for its interest in GEFCS on the equity method of accounting and adjusts its investment by its proportionate share of income or losses under the caption "Equity in losses of affiliate". From inception through December 31, 1999, GEFCS had no revenue and an operating and net loss of approximately $1,762,000. At December 31, 1999 the difference between the amount at which the investment is carried and the amount of the underlying equity in net assets of GEFCS is $9,778,250. Such amount is being amortized on a straight line basis over a ten year period. For the year ended December 31, 1999, equity in losses of affiliate was $1,471,750 including goodwill amortization of $1,031,250.

   The Company also issued warrants to GE MicroGen to purchase 3 million shares at $12.50 per share. These warrants were exercised for a total purchase price of $37.5 million.

   As part of the agreement, the Company will work closely with General Electric's Corporate Research and Development Center for product development and manufacturing support. GEFCS will market, sell, install and service fuel cells systems, designed and manufactured by the Company, world-wide (with the exception of EDC's exclusive four state territory of Michigan, Ohio, Indiana and Illinois) for residential and small business power applications up to 35kW. In addition, the Company entered into a ten year distribution agreement with GEFCS that requires GEFCS purchase from the Company a specified number of pre- commercial units by December 31, 2000.

   In accordance with the terms of the agreement, General Electric will provide capital, in the form of loans, to fund the purchase of pre-commercial units during the period ending December 31, 2000. General Electric will also provide additional capital, in the form of a loan not to exceed $8.0 million, to fund the operations of GEFCS. The Company has agreed to purchase at least $11.5 million of additional technical support services over a three year period.

12. Commitments and contingencies

 Litigation:

   The Company has disclosed on a Form 8-K filed January 25, 2000 with the Securities and Exchange Commission that a legal complaint was filed against the Company, The Detroit Edison Company and EDC alleging the entities misappropriated business and technical trade secrets, ideas, know-how and strategies relating to fuel cell systems and breached certain contractual obligations owed to DCT, Inc. The Company believes the allegations made against it are without merit and intends to vigorously contest the litigation, but the ultimate outcome is of course uncertain.Due to the early stage of this litigation, we cannot determine whether any loss will result from the ultimate outcome.

                                PLUG POWER INC.
                       (A Development Stage Enterprise)

                  NOTES TO FINANCIAL STATEMENTS--(Continued)


 Concentrations of credit risk:

   The Company has cash deposits in excess of federally insured limits. The amount of such deposits is approximately $5.7 million at December 31, 1999.

 Capital leases:

   The Company leased certain equipment under capital lease transactions during the year with an original cost of $291,443, which had a net book value at December 31, 1999 of $195,205 and which is included in machinery and equipment.

   Future minimum non-cancelable lease payments are as follows:

   2000.............................................................. $  93,022
   2001..............................................................    93,022
   2002..............................................................    34,068
   2003..............................................................     5,368
                                                                      ---------
                                                                        225,480
   Less amounts representing interest................................   (30,275)
                                                                      ---------
                                                                      $ 195,205
                                                                      =========

13. Subsequent events (unaudited)

 Purchase of assets:

   On February 18, 2000, the Company signed a definitive agreement with Gastec, a leading developer of fuel processor technology, located in the Netherlands, to acquire certain intellectual property and assets related to fuel processor development for systems ranging up to 100kW in size for $15 million in cash.

 Equity investments:

   On March 15, 2000, the Company acquired 28% of the aggregate shares of common stock of Advanced Energy Systems, Inc., a supplier of power electronic inverters for fuel cell systems for approximately $1.5 million in cash and 7,000 shares of the Company's common stock. In connection with the transaction, the Company received an exclusive, worldwide, royalty-free license to use all of Advanced Energy's intellectual property for power electronic inverters for any fuel cell application.

 Development agreements:

   On March 15, 2000, the Company finalized a joint development agreement with GE MicroGen and Joh. Vaillant GmbH u. Co. to develop a combined furnace, hot water heater, and fuel cell system that will provide both heat and electricity for the home.