Form 10-Q
period 2000-03-31
MECHANICAL TECHNOLOGY INC
filed 2000-05-15
CIK 64463

==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                       __________________________________

                                   FORM 10-Q

    /X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities
                             Exchange Act of 1934

                For the quarterly period ended March 31, 2000

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


                   3O South Pearl Street, Albany, New York 12207
          __________________________________________________________
          (Address of principal executive offices)        (Zip Code)

                              (518) 433-2170
                              ______________
             Registrant's telephone number, including area code

                              Not Applicable
                              ______________
   (Former name,former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes X      No
                                                    __        __

             Class                             Outstanding at May 12, 2000
_____________________________                  _____________________________
Common stock, $1.00 Par Value                        35,283,210 Shares
==============================================================================

                 MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                                       INDEX


                                                                Page No.
                                                                ________
Part I Financial Information
____________________________

  Consolidated Balance Sheets - March 31, 2000                  3 - 4
    and September 30, 1999


  Consolidated Statements of Operations -
    Three months and six months ended March 31, 2000
    and March 26, 1999                                          5

  Consolidated Statements of Cash Flows -
    Six months ended March 31, 2000
     and March 26, 1999                                         6

  Notes to Consolidated Financial Statements                    7 - 16

  Management's Discussion and Analysis of Financial
    Condition and Results of Operations                         17 - 20



Part II Other Information
_________________________


  Item 1                                                        21


  Item 6                                                   	21-22


  Signature                                                     23

                             PART I FINANCIAL INFORMATION
                    MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                            As of March 31, 2000 (Unaudited) and
              September 30,1999 (Derived from audited financial statements)
                                  (Dollars in thousands)


                                                        Mar.31,    Sept.30,
                                                         2000        1999
                                                        _______    ________
Assets
Current Assets:
  Cash and cash equivalents                           $  1,828    $  5,870
  Investments in marketable debt securities                  -       7,876
  Restricted cash and investments                          679           -
  Accounts receivable, less allowance of
    $122 and $113                                          706       3,852

  Other receivables - related parties                        -         105
  Inventories:
    Raw materials and components                           742       2,763
    Work in process                                        157         916
    Finished goods                                          71          73
                                                       _______     _______
      Total inventories                                    970       3,752

  Note receivable - current                                333         329

  Prepaid expenses and other current assets                461         265

  Taxes receivable                                           -          10
                                                       _______     _______
         Total Current Assets                            4,977      22,059

Property, plant and equipment, net                         512         827

Note receivable - noncurrent                               142         184

Investment in Plug Power                                59,122       8,710

Investment in SatCon                                    16,641           -
                                                       _______     _______
Total Assets                                          $ 81,394    $ 31,780
                                                       =======     =======



The accompanying notes are an integral part of the consolidated financial statements.

                    MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS
                            As of March 31, 2000 (Unaudited) and
              September 30, 1999 (Derived from audited financial statements)
                                  (Dollars in thousands)

                                                        Mar.31,    Sept 30,
                                                         2000        1999
                                                        _______    ________
Liabilities and Shareholders' Equity

Current Liabilities:
  Accounts payable                                    $    141    $    614
  Accrued liabilities                                    1,619       2,243
  Income taxes payable                                      12           -
  Net liabilities of discontinued operations               581         540
                                                       _______     _______
        Total Current Liabilities                        2,353       3,397
Line of credit                                          17,000           -
Deferred income taxes and other credits                  7,878         597
                                                       _______     _______
        Total Liabilities                               27,231       3,994

Commitments

Shareholders' Equity:
  Common stock                                          35,304      34,947
  Paid-in-capital                                       51,295      19,457
  Accumulated Deficit                                  (32,407)    (26,573)
                                                       _______     _______
                                                        54,192      27,831
  Accumulated Other Comprehensive Loss:
  Unrealized loss on available for sale
   securities,net                                            -          (5)
  Foreign currency translation adjustment                    -         (11)
                                                       _______     _______
  Accumulated Other Comprehensive Loss                       -         (16)

  Treasury stock                                           (29)        (29)
                                                       _______     _______
  Total Shareholders' Equity                            54,163      27,786
                                                       _______     _______
  Total Liabilities and Shareholders' Equity          $ 81,394    $ 31,780
                                                       =======     =======



The accompanying notes are an integral part of the consolidated financial statements.

                    MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
                         (Dollars in thousands, except per share)




                                      Three months ended       Six months ended
                                       Mar.31,   Mar.26,       Mar.31,   Mar.26,
                                        2000      1999          2000      1999

Revenue                               $ 1,733   $ 3,293       $ 3,090   $ 6,003
Cost of sales                             740     2,229         1,544     3,940
                                       ______    ______        ______    ______
Gross profit                              993     1,064         1,546     2,063
Selling, general and administrative
 expenses                               1,428     1,254         2,218     2,380
Product development and
 research costs                           266       310           583       532
                                       ______    ______        ______    ______
   Operating loss                        (701)     (500)       (1,255)     (849)

Interest (expense) income                (493)       31          (815)      (27)
Gain on sale of division/subsidiary         -         -         1,262         -
Equity in losses of affiliates         (6,328)   (2,094)       (9,319)   (3,315)
Other income, net                           -         3            98        34
                                       ______    ______        ______    ______
  Loss before income taxes             (7,522)   (2,560)      (10,029)   (4,157)

Income tax benefit                     (3,461)        -        (4,195)        -
                                       ______    ______        ______    ______
Net loss                              $(4,061)  $(2,560)      $(5,834) $ (4,157)
                                       ======    ======        ======    ======

Net Loss per Share (Basic and
  Diluted):                           $  (.12)  $  (.08)      $  (.17) $   (.12)
                                       ======    ======        ======    ======




The accompanying notes are an integral part of the consolidated financial statements.

                    MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
                                   (Dollars in thousands)

                                                       Six months ended
                                                      Mar.31,    Mar.26,
                                                       2000       1999
Operating Activities
Net loss from continuing operations                  $ (5,834)  $ (4,157)
Adjustments to reconcile net loss to net
cash (used)provided  by continuing operations:
  Depreciation and amortization                           121        316
  Gain on sale of division/subsidiary                  (1,262)         -
  Equity in losses of affiliates                        9,319      3,315
  Reserve for bad debts                                    98         22
  Loss on sale of fixed assets                             20          -
  Deferred income taxes and other credits              (4,207)         -
  Stock option compensation                               596         55
Changes in operating assets and liabilities:
  Accounts receivable                                     752      1,271
  Other receivables - related parties                     105         (9)
  Inventories                                            (120)      (116)
  Prepaid expenses and other current assets              (179)      (418)
  Accounts payable                                        169       (827)
  Income taxes                                             22          3
  Accrued liabilities                                    (360)    (1,106)
                                                      _______    _______
Net cash used by continuing operations                   (760)    (1,651)
                                                      _______    _______
Discontinued operations:
  Change in net liabilities/assets of
    discontinued operations                                41        377
                                                      _______    _______
Net cash provided by discontinued operations               41        377
                                                      _______    _______
Net cash used by operating activities                    (719)    (1,274)
                                                      _______    _______
Investing Activities
Purchases of property, plant & equipment                 (176)    (2,560)
Investment in Plug Power                              (20,500)    (4,000)
Investment in SatCon                                   (7,070)         -
Proceeds from sale of subsidiary, net                      23          -
Change in restricted cash account                        (679)         -
Proceeds from sale of marketable debt securities        9,881          -
Investment in marketable debt securities               (2,000)         -
Principal payments from note receivable                    38         35
                                                      _______    _______
Net cash used by investing activities                 (20,483)    (6,525)
                                                      _______    _______

Financing Activities
Proceeds from long term debt                           22,500          -
Payments under line-of-credit                          (5,500)         -
Debt issue costs                                         (210)         -
Borrowings under IDA financing, less restricted cash        -      5,106
Proceeds from stock options exercised                     370        109
                                                      _______    _______
Net cash provided by financing activities              17,160      5,215
                                                      _______    _______
Effect of exchange rate on cash                             -        (11)
                                                      _______    _______
Decrease in cash and cash equivalents                  (4,042)    (2,595)
Cash and cash equivalents - beginning of period         5,870      5,567
                                                      _______    _______
Cash and cash equivalents - end of period            $  1,828   $  2,972
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

3. Investment in Plug Power

On November 1, 1999, the Company purchased 2,733,333 shares of Plug Power at $7.50 per share with proceeds from a $22.5 million Credit Agreement (see Note
5). This purchase completed the Company's commitment to purchase Plug Power shares at the time of its public offering. Plug Power's public offering was completed at $15 per share. The Company's total contributions to Plug Power (including contributions of cash, assets, research credits, a below market lease and real estate) now totals $41.198 million. Immediately after the Plug Power IPO, the Company owned 13,704,315 shares or 31.9% of Plug Power.

Since October 1, 1999, Plug Power's shareholders' equity capital accounts increased $180.526 million primarily due to cash investments by individuals and corporate investors, including the Company, and the public offering. As a result, the Company recorded its proportionate share of the increase in Plug Power's equity ($38.386 million) as investment in Plug Power and additional paid-in-capital (net of associated deferred taxes of $11.488 million).

The carrying value of the Company's investment in Plug Power is $59.122 million as of March 31, 2000. At March 31, 2000, the market value of the Company's investment in Plug Power was approximately $1.165 billion, as quoted on the NASDAQ National Market.

The Company will recognize its proportionate share of losses in the future to the extent of its carrying value and additional future investments. Plug Power is in the development stage, therefore it is expected that they will continue to incur losses.

                 MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Investment in Plug Power (continued)

Summarized below is financial information for Plug Power calculated from its published financial reports. Plug Power's fiscal year ends December 31.


                                                      Mar.31,       Sept.30,
                                                       2000           1999
                                                      ________      ________
(Dollars in thousands)
        Current assets                               $ 147,995     $  12,024
	Non-current assets                              52,343        31,522
	Current liabilities                              7,967         6,291
        Non-current liabilities                          6,439         6,002
	Stockholders' equity                           185,932        31,253


                                                          3 Months Ended
                                                      Mar.31,        Mar.31,
                                                       2000           1999
                                                      ________       _______

        Gross revenues                               $   2,933      $  1,738
	Negative gross profit                             (966)         (446)
	Net loss                                       (17,246)       (6,499)


                                                          6 Months Ended
                                                      Mar.31,        Mar.31,
                                                       2000           1999
                                                      _______        _______

        Gross revenues                               $   7,232      $  3,283
        Negative gross profit                           (2,315)         (939)
        Net loss                                       (25,848)       (9,023)


4. Sale of Ling Electronics/Investment in SatCon

On October 21, 1999, the Company created a strategic alliance with SatCon Technology Corporation (SatCon). SatCon acquired Ling Electronics, Inc. and Ling Electronics, Ltd. from the Company and the Company invested $7.070 million in SatCon. In consideration for the acquisition of Ling Electronics warrants to purchase 300,000 shares of MTI common stock (post-split) and the cash investment, the Company received 1,800,000 shares of SatCon's common stock and warrants to purchase an additional 100,000 shares of SatCon's common stock.
The Company funded $2.570 million of its investment on October 21, 1999 and $4.500 million on January 31, 2000 in accordance with the stock purchase agreement. The sale of Ling resulted in a $1.262 million gain.

The warrants issued by the Company as a part of the SatCon transaction, as adjusted for the April 3, 2000 stock split, provided for the purchase of 108,000 and 192,000 shares of the Company's common stock on October 21, 1999 and January 31, 2000, respectively. The warrants are immediately exercisable at $12.56 per share and expire on October 21, 2003 and January 31, 2004, respectively. The estimated fair value of these warrants at the dates issued were $4.94 and $16.38 per share, respectively, using a Black Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options.

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

The Company owns a 15.8% interest in SatCon as of the end of SatCon's first quarter ended December 31, 1999. The Company accounts for its investment in SatCon on the equity method. The consolidated financial statements include the Company's investments in SatCon plus its share of earnings/losses (on a one-quarter lag). The investment is included in the financial statement line "Investment in SatCon."

The carrying value of the Company's investment in SatCon is $16.641 million as of March 31, 2000. At March 31, 2000, the quoted market value of the Company's investment in SatCon was approximately $46.913 million as quoted on the NASDAQ National Market.

In addition, David Eisenhaure, President and Chief Executive Officer of SatCon Technology Corporation, became a member of the Company's Board of Directors and Alan Goldberg, a director of the Company and Co-Chief Executive Officer of First Albany Companies Inc., became a member of SatCon's Board of Directors. SatCon has also agreed to appoint an additional member to its Board of Directors based on the recommendations of the Company.

SatCon Technology Corporation manufactures and sells power and energy management products for distributed power generation, telecommunications, silicon wafer manufacturing, factory automation, aircraft, satellites and automotive applications. SatCon has three operating segments that contain six divisions. Under the Electronics Products segment, Advanced Fuel Cell Power Products manufactures and sells power conversion products for fuel cell and other power generation systems and Film Microelectronics, Inc. designs and manufactures standard and custom microelectronic circuits and interconnect products. Under the Motion Control Products segment, Magmotor manufactures standard and custom high-performance motors and magnetic suspension systems and Ling Electronics manufactures shaker vibration test equipment, power converters, amplifiers and controllers. Under the Contract Research and Development segment, SatCon Electronic Power Products performs contract research and development for power electronics and the Technology Center is responsible for new technology and product development. SatCon's affiliate, Beacon Power Corporation, is developing flywheel energy storage systems for uninterruptible power and power quality management.

5. Debt

On March 29, 2000, the Company entered into a $50 million Amended and Restated Credit Agreement with KeyBank, N.A. ("the $50 million Credit Agreement"), this agreement supercedes all previous credit agreements with KeyBank, N.A.

The Company has pledged 2,000,000 shares of Plug Power common stock as collateral for the $50 million Credit Agreement. The Company is obligated to make interest only payments through March 15, 2002, and upon exercise of a term loan option at the end of the line of credit term, to repay the principal in 8

                 MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Debt (continued)
equal quarterly installments beginning March 31, 2002. Interest is payable monthly at the Prime Rate (9% on March 31, 2000) or if certain performance standards are based on Plug Power common stock trading volume and price.

The $50 million Credit Agreement requires the Company to meet certain covenants, including maintenance of a debt service reserve account and a collateral coverage ratio. All other covenants in the previous KeyBank credit agreements were eliminated in connection with this financing.

On November 1, 1999, the Company entered into a $22.5 million Credit Agreement with KeyBank, N.A. ("the $22.5 million Credit Agreement"), the Company had pledged 13,704,315 shares of Plug Power common stock as collateral for its $22.5 million loan from KeyBank, N.A. ("Loan"). The proceeds of this loan were used to fund $20.5 million of the Company's Mandatory Capital Commitment to Plug Power. Pursuant to the $22.5 million Credit Agreement, the Company was obligated to make interest only payments for the first 18 months following the closing of the Loan, and to repay the principal in 6 equal quarterly installments of $3.750 million each, commencing in August 2001. In addition, a one-time commitment fee totaling $247,500 was paid for the Loan, $75,000 of which was paid as of September 30, 1999. Interest was payable monthly at the Prime Rate (9% on March 31, 2000) or if certain performance standards were achieved, at a reduced rate. The performance standards were based on the trading volume and price of Plug Power common stock. The $22.5 million Credit Agreement terminated on March 29, 2000 when the $50 million Credit Agreement was executed.

The Company's $4 million working capital line of credit and $1 million equipment loan/lease line of credit terminated on March 29, 2000 when the $50 million Credit Agreement was executed.

6. Shareholders' Equity

On March 8, 2000, the Company declared a 3 for 1 stock split in the form of a dividend. Holders of the Company's $1.00 par value common stock received two additional shares of $1.00 par value common stock for every one share of common stock owned as of April 3, 2000. The stock split was effective as of April 12, 2000.

The financial statements for all prior periods have been retroactively adjusted to reflect the stock split for both common stock issued and options and warrants outstanding.

                 MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Shareholders' Equity (continued)

Changes in shareholders' equity for the six months ended March 31, 2000 is as follows:
                                                                  6 months
                                                                   Mar.31
(Dollars in Thousands)                                              2000
                                                                  ________
COMMON STOCK
  Balance, October 1 (as previously reported)                     $ 11,649
    Three-for-one common stock split effected in the form of
     of a stock dividend effective April 12, 2000                   23,298
                                                                   _______
  Balance, October 1 (as adjusted)                                  34,947
    Issuance of shares - options                                       357
                                                                   _______
  Balance, March 31, 2000                                         $ 35,304
                                                                   =======
PAID-IN CAPITAL
  Balance, October 1 (as previously reported)                     $ 42,755
   Three-for-one common stock split effected in the form of
    a stock dividend effective April 12, 2000                      (23,298)
                                                                   _______
  Balance, October 1 (as adjusted)                                  19,457
   Issuance of shares - options                                         13
   Plug Power investment, net of deferred taxes
    of $11,488                                                      26,899
   MTI warrants issued                                               3,678
   Compensatory stock options                                        1,248
                                                                   _______
  Balance, March 31, 2000                                         $ 51,295
                                                                   =======
ACCUMULATED DEFICIT
  Balance, October 1                                              $(26,573)
   Net (loss)                                                       (5,834)
                                                                   _______
  Balance, March 31, 2000                                         $(32,407)
                                                                   =======
UNREALIZED LOSS ON AVAILABLE FOR
SALE SECURITIES, NET
  Balance, October 1                                              $     (5)
   Adjustment                                                            5
                                                                   _______
  Balance, March 31, 2000                                         $      -
                                                                   =======
FOREIGN CURRENCY TRANSLATION ADJUSTMENT
  Balance, October 1                                              $    (11)
   Adjustment                                                           11
                                                                   _______
  Balance, March 31, 2000                                         $      -
                                                                   =======
TREASURY STOCK
  Balance, October 1                                              $    (29)
                                                                   _______
  Balance, March 31, 2000                                         $    (29)
                                                                   =======

SHAREHOLDERS' EQUITY
  March 31, 2000                                                  $ 54,163
                                                                   =======

                 MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7. Income Taxes

The Company's effective tax rates for the six months ended March 31, 2000 and March 26, 1999 were (41.8)% and 0%, respectively.

Income tax (benefit) expense consists of the following:

                                             For the three month period      For the six month period
                                                       ended                          ended
                                           Mar.31, 2000     Mar.26, 1999    Mar.31, 2000   Mar.26, 1999
                                           ____________     ____________    ____________   ____________
(Dollars in Thousands)
Federal                                    $          3     $          -    $          6   $          -
State                                                 3                -               6              -
Deferred                                         (3,467)               -          (4,207)             -
                                            ___________      ___________     ___________    ___________
                                           $     (3,461)    $          -    $     (4,195)  $          -
                                            ===========      ===========     ===========    ===========

The valuation allowance at March 31, 2000 has been reduced to zero from $3.750 million at September 30, 1999. This $3.750 million decrease in the valuation allowance results from the establishment of deferred tax liabilities associated with the Company's Investment in Plug Power. These deferred tax liabilities are primarily due to the difference between the book and tax treatments of the Plug Power investment and losses.

8. Earnings per Share

The amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potentially dilutive securities are as follows:

                                             For the three month period      For the six month period
                                                       ended                            ended
                                           Mar.31, 2000     Mar.26, 1999    Mar.31,2000    Mar.26, 1999
(Dollars in Thousands)                     ____________     ____________    ___________    ____________
Loss from continuing operations
 available to common stockholders          $     (4,061)    $     (2,560)   $    (5,834)   $     (4,157)


Weighted average number of
 shares:
Weighted average number of shares
 used in net loss per share,
 including the bonus element effects
 for the 1999 rights offering                35,248,832       33,443,841     35,131,243      33,407,034
Effect of dilutive securities:
  Stock options                                       -                -              -               -
_______________________________________________________________________________________________________
Weighted average number of shares
 used in diluted net loss per share          35,248,832       33,443,841     35,131,243      33,407,034
_______________________________________________________________________________________________________

                 MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8. Earnings per Share (continued)

At March 31, 2000, options to purchase 2,151,825 shares of common stock at prices ranging between $.542 and $21.917 per share were outstanding but were not included in the computation of Earnings per Share-assuming dilution because the Company incurred a loss during this period and inclusion would be anti-dilutive. The options expire between December 20, 2006 and March 30, 2010.

At March 26, 1999, options to purchase 1,947,894 shares of common stock at prices ranging from $.542 to $1.778 per share were outstanding but were not included in the computation of Earnings per Share-assuming dilution because the Company incurred a loss during this period and inclusion would be anti-dilutive. The options expire between December 20, 2006 and January 8, 2009.

9. Equity in Losses of Affiliates

The Company's proportionate share of losses of investments accounted for under the equity method are as follows:

                                             For the three month period      For the six month period
                                                       ended                            ended
                                           Mar.31, 2000     Mar.26, 1999    Mar.31,2000    Mar.26, 1999
                                           ____________     ____________    ___________    ____________

Plug Power losses                          $     (5,484)    $     (2,094)   $    (8,475)   $     (3,315)
SatCon losses                                      (844)               -           (844)              -
                                            ___________      ___________     __________     ___________
                                           $     (6,328)    $     (2,094)   $    (9,319)   $     (3,315)
                                            ===========      ===========     ==========     ===========

10.	Comprehensive (Loss)Income

Total comprehensive (loss) income consists of the following:

                                              Three months ended         Six months ended
                                              Mar.31,     Mar.26,       Mar.31,     Mar.26,
(Dollars in thousands)                         2000        1999          2000        1999
                                              _______     _______       _______     _______

Net loss                                      $(4,061)    $(2,560)      $(5,834)    $(4,157)
Other comprehensive (loss)income, before tax:
  Foreign currency translation
  adjustments                                       -         (12)           11         (11)

                                               ______      ______        ______      ______
Total comprehensive loss                      $(4,061)    $(2,572)      $(5,823)    $(4,168)
                                               ======      ======        ======      ======

                 MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



11.   Cash Flows - Supplemental Information
                                               Six months ended
                                              Mar.31,     Mar.26,
(Dollars in thousands)                         2000        1999
                                              _______     _______
NONCASH INVESTING ACTIVITIES
  Proceeds from sale of subsidiary -
    investment in SatCon                      $ 6,737     $     -
  Warrants issued to SatCon                    (3,678)          -
                                               ______      ______
  Net noncash investing activities            $ 3,059     $     -
                                               ______      ______

NONCASH FINANCING ACTIVITIES
  Additional paid-in capital - other
   Plug Power investors, net of taxes         $26,899     $ 5,894
                                               ______      ______
  Net noncash financing activities            $26,899     $ 5,894
                                               ______      ______
Net noncash provided by investing
  and financing activities                    $29,958     $ 5,894
                                               ======      ======


Noncash financing activities for the six months ended March 31, 2000 include an increase in investment in Plug Power and additional paid-in-capital generated primarily by investments in Plug Power by third parties.

12. Geographic and Segment Information

The Company operates in two business segments, New Energy Technology and Test and Measurement. The New Energy Technology segment incubates and invests in new energy technology. The Test and Measurement segment develops, manufactures, markets and services sensing instruments and computer-based balancing systems for aircraft engines.

The Company evaluates performance based on profit or loss from operations before income taxes, accounting changes, non-recurring items and interest income and expense.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items and items like income taxes or unusual items, which are not allocated to reportable segments. In addition, segments noncash items include any depreciation and amortization in reported profit or loss. Amounts in the New Energy Technology segment represent the Company's interest in Plug Power and SatCon. The Company includes its proportionate share of the results of operations of these entities in its consolidated statements of operations. SatCon is accounted for on a one-quarter lag and the information for Plug Power is derived from its unaudited financial statements.

                 MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.	Geographic and Segment Information (continued)

(Dollars in thousands)
Three Months
  Ended                New Energy   Test and                Reconciling   Consolidated
Mar.31, 2000           Technology  Measurement    Other        Items          Totals
____________           __________  ___________   _______    ___________   ____________
Revenues               $    7,489  $     1,733   $     -    $    (7,489)  $      1,733
Segment (loss)/
  profit                  (19,789)         152     2,237         13,339         (4,061)
Equity in losses of
  affiliates                    -            -         -         (6,328)        (6,328)
Total assets              231,665        2,001     3,630       (155,902)        81,394
Investment in
  Plug Power                    -            -         -         59,122         59,122
Investment in
  SatCon                        -            -         -         16,641         16,641
Capital
  expenditures              3,789           49         9         (3,789)            58
Depreciation and
  amortization              1,306           20        44         (1,306)            64


Three Months
  Ended                New Energy   Test and                Reconciling   Consolidated
Mar.26, 1999           Technology  Measurement    Other        Items          Totals
____________           __________  ___________   _______    ___________   ____________

Revenues               $    1,738  $     3,293   $     -    $    (1,738)  $      3,293
Segment (loss)/
  profit                   (6,499)        (351)     (115)         4,405         (2,560)
Equity in losses of
  affiliates                    -            -         -         (2,094)        (2,094)
Total assets               28,520        7,844    11,805        (24,720)        23,449
Investment in
  Plug Power                    -            -         -          3,800          3,800
Capital
  expenditures              2,333           32       941         (2,333)           973
Depreciation and
  amortization                165           51       140           (165)           191

(Dollars in thousands)
Six Months
  Ended                New Energy   Test and                Reconciling   Consolidated
Mar.31, 2000           Technology  Measurement    Other        Items          Totals
____________           __________  ___________   _______    ___________   ____________

Revenues               $   11,787  $     3,090   $     -    $   (11,787)  $      3,090
Segment (loss)/
  profit                  (28,391)        (288)    3,895         18,950         (5,834)
Equity in losses of
  affiliates                    -            -         -         (9,319)        (9,319)
Total assets              231,665        2,001     3,630       (155,902)        81,394
Investment in
  Plug Power                    -            -         -         59,122         59,122
Investment in
  SatCon                        -            -         -         16,641         16,641
Capital
  expenditures              6,301           75       101         (6,301)           176
Depreciation and
  amortization              1,669           46        75         (1,669)           121

                 MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12. Geographic and Segment Information (continued)

Six Months
  Ended                New Energy   Test and                Reconciling   Consolidated
Mar.26, 1999           Technology  Measurement    Other        Items          Totals
____________           __________  ___________   _______    ___________   ____________
Revenues               $    3,283  $     6,003   $     -    $    (3,283)  $      6,003
Segment (loss)/
  profit                   (9,023)        (686)     (156)         5,708         (4,157)
Equity in losses of
  affiliates                    -            -         -         (3,315)        (3,315)
Total assets               28,520        7,844    11,805        (24,720)        23,449
Investment in
  Plug Power                    -            -         -          3,800          3,800
Capital
  expenditures              3,043           43     2,517         (3,043)         2,560
Depreciation and
  amortization                341           97       219           (341)           316


The following table presents the details of "Other" segment profit (loss).

(Dollars in thousands)         Three months ended 	 Six months ended
                               Mar.31,    Mar.26,        Mar.31,  Mar.26,
                                2000       1999           2000     1999
                               _______    _______        _______  _______
Corporate and Other
    Expenses/(Income):
  Depreciation and
    amortization               $    44    $   140        $    75  $   219
  Interest expense (income)        493        (31)           815       27
  Interest income                 (140)       (54)          (301)    (101)
  Income tax benefit            (3,461)         -         (4,195)       -
  Other expense, net               827         60            973       11
  Gain on sale of division           -          -         (1,262)       -
                                ______     ______         ______   ______
Total  (income) expense        $(2,237)   $   115        $(3,895) $   156
                                ======     ======         ======   ======

The reconciling items are the amounts of revenues earned and expenses incurred for corporate operations, which is not included in the segment information.

13. Related Party Transactions
During fiscal 2000, First Albany Corporation provided financial advisory services in connection with the sale of Ling Electronics for which they were paid fees of $.353 million.

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

Continuing Operations

    Sales decreased $1.560 million to $1.733 million for the three months ended March 31, 2000 as compared to $3.293 million for the three months ended March 26, 1999, a 47.4% decrease. This decrease is the result of the sale of Ling on October 21, 1999 offset by $.615 million increase in MTI Instruments, Inc. (formerly the Advanced Products Division) sales. Ling sales were $2.175 million for the 1999 quarter. The sale of Ling resulted in a $1.262 million gain, which was recorded in the first quarter of fiscal 2000. Sales for the first half of fiscal year 2000 versus the same period in fiscal year 1999 have decreased $2.913 million to $3.090 million in 2000 from $6.003 million in 1999, a 48.5% decrease. The six-month changes are the result of the same conditions as the three month changes.

	Selling, general and administrative expenses increased $.174 million to $1.428 million for the three months ended March 31, 2000 as compared to $1.254 for the three months ended March 26, 1999, a 13.9% increase. This increase is the net result of compensatory stock option grants made to consultants offset by a $.609 million decrease for the sale of Ling in October 1999. Selling, general and administrative expenses during the first half of fiscal 2000 of $2.218 million represented a $.162 million decrease or a 6.8% decrease from $2.380 million incurred during the same period in fiscal 1999. The six-month changes are primarily the result of the same conditions as the three-month changes.

	Operating loss increased $.201 million to an operating loss of $.701 million for the three months ended March 31, 2000 as compared to $.500 million for the three months ended March 26, 1999, a 40.2% increase. This increase is the result of the sale of Ling on October 21, 1999 and compensatory stock option grants made to consultants. The first half of fiscal 2000 operating loss of $1.255 million represented a $.406 million increase or a 47.8% increase from the $.849 million operating loss recorded during the same period last year. The six-month charges are primarily the result of the same conditions as the three-month charges.

Other

In addition to the matters noted above, for the six and three months ended March 31, 2000, the Company recorded a $9.319 million and $6.328 million loss, respectively, from the recognition of the Company's proportionate share of losses of equity investments in affiliates, Plug Power and SatCon, compared to a $3.315 million and $2.094 million loss, respectively, for the comparable periods in fiscal 1999.

Results during the first half of fiscal 2000 were reduced by higher interest expense of $.493 million and $.815 million, respectively, for the three and six months ended March 31, 2000 compared to $.310 million income and $.270 million expense, respectively, for the comparable period in fiscal 1999, principally resulting from increased debt used to fund additional investments in Plug Power. The tax rates for the six months ended March 31, 2000 and

                 MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Other (continued)

March 26, 1999 was (41.8)% and 0%, respectively. The March 31, 2000 tax rate is due to the loss generated by operations and changes in deferred tax liabilities associated with the accounting for the investment in and recognition of the Company's proportionate share of losses from Plug Power.

Financial Condition
Working capital of $2.624 million at March 31, 2000 reflects a $16.038 million decrease from September 30, 1999. This decrease reflects the $7.07 million investment in SatCon, the $5.5 million principal reduction on the line of credit, as well as the impact of the sale of Ling in October 1999.

    At March 31, 2000, cash and cash equivalents were $1.828 million versus $5.870 million at September 30, 1999. Net cash used by operating activities for the first six months of fiscal 2000 amounted to $.719 million, as compared to $1.274 million in the prior year. Accounts receivable decreased due to the collection of receivables generated late in the fourth quarter of fiscal 1999 and the sale of Ling in October 1999. Accounts receivable totaled $.706 million or an 81.7% decrease as of March 31, 2000 as compared to $3.852 million as of September 30, 1999.

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

	On March 29, 2000, the Company entered into a $50 million Amended and Restated Credit Agreement with KeyBank, N.A. ("the $50 million Credit Agreement") which superceded all previous credit agreements with KeyBank, N.A. The Company is obligated to make monthly interest only payments through March 15, 2002 and, upon exercise of a term loan option at the end of the line of credit term, to repay the principal in 8 equal quarterly installments beginning March 31, 2002.

	The $50 million Credit Agreement requires the Company to meet certain covenants, including maintenance of a debt service reserve and a collateral coverage ratio. All other covenants in the original KeyBank lines of credit were eliminated in connection with this financing. The $50 million Credit Agreement is collateralized by 2,000,000 shares of Plug Power common stock.

	Capital spending during the first half of fiscal 2000 was $.176 million, a decrease from the comparable period in 1999 where capital spending totaled
$2.560 million. Capital spending during fiscal 2000 included the fit-up for the MTI Instruments, Inc. facility. Total additional capital spending during fiscal 2000 is expected to be approximately $.206 million for computer and manufacturing equipment.

                 MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES
                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Financial Condition  (continued)

The Company anticipates that it will be able to meet the liquidity needs of its continuing operations from current cash resources, cash flow generated by operations and borrowing under its existing line of credit.


Market Risk

Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and equity prices.

At March 31, 2000, the Company had variable rate debt totaling $17 million. Interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows. The earnings and cash flow impact for the next year resulting from a one-percentage point increase in interest rates would be approximately $.170 million, holding other variables (debt level) constant.

The Company has performed a sensitivity analysis on its investments in Plug Power and SatCon common stock. The sensitivity analysis presents the hypothetical change in fair value of those financial instruments held by the Company at March 31, 2000 which are sensitive to changes in interest rates. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-percentage point parallel shift in the yield curve. The fair values of the Company's investments in marketable securities have been based on quoted market prices.

The Company has investments in Plug Power and SatCon, which are accounted for on the equity method. The fair market values, at March 31, 2000, of the investments are $1.165 billion for Plug Power and $46.913 million for SatCon. If the market price on these investments decreased by ten percent, the fair value of the stocks would decrease by $116.500 and $4.691 million for Plug Power and SatCon, respectively.

Year 2000

The Company's information technology systems successfully completed the transition into the year 2000. The beginning of the new year resulted in no adverse or negative impact on operations. The Company believes that the risk associated with the year 2000 problem has been identified and eliminated. The Company will continue to evaluate the 2000 readiness of its business systems and significant vendors to ensure a complete transition through the year 2000. The total cost of the year 2000 assessment and remediation plan was approximately $120 thousand.

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

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
    Exhibit No.                      Description
    ___________                      ___________

    4.106 Amended and Restated Credit Agreement, dated as of March 29, 2000, between the registrant and KeyBank National Association for a $50.0 million revolving note.

    4.107 Revolving Note, dated as of March 29, 2000, between the registrant and KeyBank National Association for the $50.0 million credit agreement.



    4.108 Amended and Restated Stock Pledge Agreement, dated as of March 29, 2000, by the registrant and KeyBank National Association pledging 2,000,000 shares of Plug Power stock in support of the $50.0 million credit agreement.

    27                               Financial Data Schedule

(b) One report on Form 8-K was filed during the quarter ended March 31, 2000.

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


                                      Mechanical Technology Incorporated



05-15-2000                            s/George C. McNamee
__________                            __________________________________
  (Date)                              George C. McNamee
                                      Chairman and Chief Executive Officer


05-15-2000                            s/Cynthia A. Scheuer
__________                            __________________________________
  (Date)                              Cynthia A. Scheuer
                                      Vice President/Chief Financial Officer