Form 10-K/A
period 2000-03-31
MECHANICAL TECHNOLOGY INC
filed 2000-05-16
CIK 64463

==============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                       __________________________________

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

                            PART II OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders ("Annual Meeting") held on March 30, 2000, the Company's shareholders approved the following:

(1)  To elect the following directors for the terms of office noted:

                                         Against/             Broker
Nominee            Term    For           Withheld   Abstain   Non-Votes

Dale W. Church     3 year  10,947,337    12,350     -         -
Edward A. Dohring  3 year  10,947,337    12,350     -         -
David Eisenhaure   3 year  10,947,787    11,900     -         -

The other directors, whose terms of office as directors continued after the Annual Meeting are: Alan P. Goldberg, George C. McNamee, E. Dennis O'Connor, Dr. Walter L. Robb and Dr. Beno Sternlicht.

                                         Against/             Broker
(2) To ratify the          For           Withheld   Abstain   Non-Votes
reappointment
of PricewaterhouseCoopers
L.L.P. as independent
auditors for the fiscal
year ended
September 30, 2000:        10,948,772    5,765      5,150     -


(3) To approve an amendment
to the Company's Certificate
of Incorporation increasing
the number of authorized
shares of Common Stock
from 15,000,000 to
50,000,000:                10,203,531    745,261    10,895    -

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Mechanical Technology Incorporated



05-16-2000                            s/Cynthia A. Scheuer
__________                            ______________________________________
 (Date)                               Cynthia A. Scheuer
                                      Vice President/Chief Financial Officer