Form 10-Q
period 2000-06-30
MECHANICAL TECHNOLOGY INC
filed 2000-08-14
CIK 64463

========================================================================

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities

Exchange Act of 1934

For the quarterly period ended June 30, 2000

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

(Address of principal executive offices) (Zip Code)

(518) 433-2170

Registrant's telephone number, including area code

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Class Outstanding at August 9, 2000

Common stock, $1.00 Par Value 35,356,160 Shares

========================================================================

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

INDEX

Page No.

Part I Financial Information

Consolidated Balance Sheets - June 30, 2000 3 - 4

and September 30, 1999

Consolidated Statements of Operations - 5

Three months and nine months ended June 30, 2000

and June 25, 1999

Consolidated Statements of Cash Flows -

Nine months ended June 30, 2000

and June 25, 1999 6

Notes to Consolidated Financial Statements 7 - 17

Management's Discussion and Analysis of Financial

Condition and Results of Operations 18 - 21

Part II Other Information

Item 1 Legal Proceedings 22

Item 6 Exhibits and Reports on Form 8-K 23

Signature 24

PART I FINANCIAL INFORMATION

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2000 (Unaudited) and

September 30,1999 (Derived from audited financial statements)

(Dollars in thousands)

	June 30, 2000	Sept.30, 1999
Assets
Current Assets:
Cash and cash equivalents	$ 3,802	$ 5,870
Investments in marketable debt securities	-	7,876
Restricted cash investments	1,073	-
Accounts receivable, less allowance of
$660 and $113	628	3,852
Other receivables - related parties	89	105

Inventories:
Raw materials and components	748	2,763
Work in process	121	916
Finished goods	83	73

Total Inventories	952	3,752

Note receivable - current	327	329
Prepaid expenses and other current assets	479	265
Taxes receivable	-	10

Total Current Assets	7,350	22,059

Property, plant and equipment, net	512	827
Note receivable - noncurrent	134	184
Investments, at equity	71,301	8,710
Investments, at cost	6,000	-
Total Assets	$85,297	$31,780

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2000 (Unaudited) and

September 30, 1999 (Derived from audited financial statements)

(Dollars in thousands)

	June 30, 2000	Sept.30, 1999
Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable	$ 391	$ 614
Accrued liabilities	1,877	2,243
Income taxes payable	7	-
Net liabilities of discontinued operations	603	540

Total Current Liabilities	2,878	3,397

Line of credit	27,000	-
Deferred income taxes and other credits	5,045	597

Total Liabilities	34,923	3,994

Commitments

Shareholders' Equity:
Common stock	35,339	34,947
Paid-in-capital	52,512	19,457
Accumulated Deficit	(37,448)	(26,573)

	50,403	27,831
Accumulated Other Comprehensive Loss:

Unrealized loss on available for sale
securities, net	-	(5)
Foreign currency translation adjustment	-	(11)

Accumulated Other Comprehensive Loss	-	(16)

Treasury stock	(29)	(29)

Total Shareholders' Equity	50,374	27,786

Total Liabilities and Shareholders' Equity	$ 85,297	$31,780

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share)

	Three months ended		Nine months ended
	June 30, 2000	June 25, 1999	June 30, 2000	June 25, 1999
Revenue	$ 1,143	$ 2,606	$ 4,233	$ 8,609
Cost of sales	504	1,682	2,048	5,622

Gross profit	639	924	2,185	2,987

Selling, general and administrative Expenses	1,181	1,137	3,399	3,517
Product development and research costs	626	268	1,209	800
Operating loss	(1,168)	(481)	(2,423)	(1,330)

Interest expense	(521)	(74)	(1,336)	(101)
Gain on sale of division/subsidiary	-	-	1,262	-
Equity in investee losses	(6,579)	(3,544)	(15,898)	(6,859)
Other (expense) income, net	(466)	(1)	(368)	33
Loss from continuing operations before income taxes	(8,734)	(4,100)	(18,763)	(8,257)

Income tax (benefit) expense	(3,693)	37	(7,888)	37
Loss from continuing operations	(5,041)	(4,137)	(10,875)	(8,294)

Discontinued Operations
Income from discontinued operations of Technology Division, net of tax benefit	-	41	-	41

Net loss	$(5,041)	$(4,096)	$(10,875)	$(8,253)

(Loss) Earnings per Share (Basic and Diluted):

Loss from continuing operations	$ (.14)	$ (.12)	$ (.31)	$ (.25)
Income from discontinued operations	-	-	-	-
Net loss	$ (.14)	$ (.12)	$ (.31)	$ (.25)

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)
	Nine months ended
	June 30, 2000	June 25, 1999
Operating Activities
Net loss from continuing operations	$(10,875)	$(8,294)
Adjustments to reconcile net loss to net
cash (used) provided by continuing operations:
Depreciation and amortization	191	481
Gain on sale of division/subsidiary	(1,262)	-
Equity in losses of affiliates	15,898	6,859
Reserve for bad debts	636	(15)
Loss on sale of fixed assets	20	-
Deferred income taxes and other credits	(7,888)	-
Stock option compensation	545	55
Changes in operating assets and liabilities:
Accounts receivable	952	1,720
Other receivables - related parties	16	33
Inventories	(102)	(323)
Prepaid expenses and other current assets	(199)	(280)
Accounts payable	419	(1,261)
Income taxes	17	16
Accrued liabilities	(103)	(1,303)
Net cash used by continuing operations	(1,735)	(2,312)

Discontinued Operations:
Net income from discontinued operations	-	41
Change in net liabilities/assets of discontinued operations	63	512
Net cash provided by discontinued operations	63	553
Net cash used by operating activities	(1,672)	(1,759)

Investing Activities
Purchases of property, plant and equipment	(221)	(2,653)
Purchase of stock in Plug Power	(20,500)	(4,000)
Purchase of stock in SatCon	(7,070)	-
Purchase of stock in Beacon Power	(6,000)	-
Proceeds from sale of subsidiary, net	23	-
Change in restricted cash account	(1,073)	-
Investment in marketable debt securities	(2,000)	-
Proceeds from sale of marketable debt securities	9,881	-
Note receivable	(660)	-
Principal payments from note receivable	52	53
Net cash used by investing activities	(27,568)	(6,600)

Financing Activities
Proceeds from long-term debt	32,500	-
Payments under line-of-credit	(5,500)	-
Debt issue cost	(233)	-
Borrowing under IDA financing, less restricted cash	-	5,866
Proceeds from stock options exercised	405	132
Net cash provided by financing activities	27,172	5,998
Effect of exchange rate on cash	-	(18)
Decrease in cash and cash equivalents	(2,068)	(2,379)
Cash and cash equivalents - beginning of period	5,870	5,567
Cash and cash equivalents - end of period	$ 3,802	$ 3,188

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

  Investments, at equity

Plug Power

On November 1, 1999, the Company purchased 2,733,333 shares of Plug Power at $7.50 per share with proceeds from a $22.5 million Credit Agreement (see Note 5). This purchase completed the Company's commitment to purchase Plug Power shares at the time of its public offering. Plug Power's public offering was completed at $15 per share. The Company's total contributions to Plug Power (including contributions of cash, assets, research credits, a below market lease and real estate) now totals $41.198 million. The Company owns 13,704,315 shares or 31.5% of Plug Power at June 30, 2000.

Since October 1, 1999, Plug Power's shareholders' equity capital accounts increased $186.537 million primarily due to cash investments by individuals and corporate investors, including the Company, and the public offering. As a result, the Company recorded its proportionate share of the increase in Plug Power's equity ($39.712 million) as investment in Plug Power and additional paid-in-capital (net of associated deferred taxes of $12.018 million).

The carrying value of the Company's holdings in Plug Power is $54.769 million as of June 30, 2000. At June 30, 2000, the market value of the Company's holdings in Plug Power was approximately $856.52 million, as quoted on the NASDAQ National Market.

The Company will recognize its proportionate share of losses in the future to the extent of its carrying value and additional future investments. Plug Power is in the development stage; therefore it is expected that they will continue to incur losses.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Investments, at equity (continued)

Investment in SatCon Technology Corporation and Sale of Ling Electronics

On October 21, 1999, the Company created a strategic alliance with SatCon Technology Corporation (SatCon). SatCon acquired Ling Electronics, Inc. and Ling Electronics, Ltd. from the Company and the Company invested $7.070 million in SatCon. In consideration for the acquisition of Ling Electronics, warrants to purchase 300,000 shares of MTI common stock (post-split) and the cash investment, the Company received 1,800,000 shares of SatCon's common stock and warrants to purchase an additional 100,000 shares of SatCon's common stock. The Company funded $2.570 million of its investment on October 21, 1999 and $4.500 million on January 31, 2000 in accordance with the stock purchase agreement. The sale of Ling resulted in a $1.262 million gain.

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

The Company owns a 13.3% interest in SatCon as of the end of SatCon's second quarter ended March 31, 2000. The Company accounts for its holdings in SatCon on the equity method. The consolidated financial statements include the Company's holdings in SatCon plus its share of earnings/losses (on a one-quarter lag). The investment is included in the financial statement line "Investments, at equity."

The carrying value of the Company's holdings in SatCon is $16.532 million as of June 30, 2000. At June 30, 2000, the quoted market value of the Company's holdings in SatCon was approximately $46.013 million as quoted on the NASDAQ National Market.

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

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Investments, at equity (continued)

SatCon Technology Corporation manufactures and sells power and energy management products for distributed power generation, telecommunica- tions, silicon wafer manufacturing, factory automation, aircraft, satellites and automotive applications. SatCon has three operating segments that contain six divisions. Under the Electronics Products segment, Advanced Fuel Cell Power Products manufactures and sells power conversion products for fuel cell and other power generation systems and Film M icroelectronics, Inc. designs and manufactures standard and custom microelectronic circuits and interconnect products. Under the Motion Control Products segment, Magmotor manufactures standard and custom high-performance motors and magnetic suspension systems and Ling Electronics manufactures shaker vibration test equipment, power converters, amplifiers and controllers. Under the Contract Research and Development segment, SatCon Electronic Power Products performs contract research and development for power electronics and the Technology Center is responsible for new technology and product development.

SatCon also owns stock in Beacon Power Corporation, which is developing flywheel energy storage systems for uninterruptible power and power quality management.

Summarized below is financial information for Plug Power and SatCon, as calculated from published financial reports. Plug Power's fiscal year ends December 31 and SatCon's fiscal year ends September 30. The investment in SatCon is accounted for on a one-quarter lag.

	SatCon	Plug Power
	March 31, 2000	June 30, 2000	Sept.30, 1999
(Dollars in Thousands)

Current assets	$ 26,074	$132,188	$ 12,024
Non-current assets	14,538	58,204	31,522
Current liabilities	4,048	10,116	6,291
Non-current liabilities	55	6,367	6,002
Stockholders' equity	36,509	173,909	31,253

	3 Months Ended
	March 31, 2000	June 30, 2000	June 30, 1999

Gross revenues	$ 7,544	$ 2,418	$ 1,958
Gross profit/(negative) gross profit	2,658	(1,074)	(977)
Net loss	(1,884)	(18,033)	(8,585)

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Investments, at equity (continued)
	SatCon	Plug Power
	6 Months Ended	9 Months Ended
	March 31, 2000	June 30, 2000	June 30, 1999
Gross revenues	$ 12,101	$ 9,649	$ 5,241
Gross profit/(negative) gross profit	4,214	(3,389)	(1,916)
Net loss	(4,427)	(43,881)	(17,608)

4. Investments, at cost

On May 23, 2000, the Company invested $6 million in Beacon Power Corporation ("Beacon Power"). The Company owns 1,428,571 shares of Beacon Power Class F Preferred Stock ("Beacon Preferred Stock") or approximately 8% of Beacon Power. The Company received warrants to purchase common stock, the exercise date, number of shares and exercise price of which will be determined upon either the sale of Beacon Power or the consummation of an underwritten public offering of Beacon Power Common Stock. The warrants expire on May 23, 2005. On August 9, 2000, Beacon Power filed a registration statement with the U.S. Securities and Exchange Commission for a proposed initial public offering of its common stock.

Prior to making the $6 million investment, the Company made a $1.2 million bridge loan to Beacon Power in April 2000. This bridge loan was converted to equity as part of the $6 million investment. As part of the bridge financing, the Company received warrants to purchase 12,000 shares of Beacon Power's common stock at $4.20 per share. The warrants are immediately exercisable and expire on April 21, 2005.

Beacon Power develops and manufactures a line of energy storage systems based on advanced flywheel technology. Beacon Power's flywheel energy storage system consists of a rotating, composite rim that spins on magnetic bearings in a vacuum. During power outages or periods of low power quality, the flywheel motor converts to a generator and transfers the stored electricity to the end user. These systems have applications in fiber optic communication networks that require power at remote cabinets and that must maintain telephone and computer communications network services, including the Internet, even during a power outage.

  Debt

On March 29, 2000, the Company entered into a $50 million Amended and Restated Credit Agreement with KeyBank, N.A. ("the $50 million Credit Agreement"), this agreement supercedes all previous credit agreements with KeyBank, N.A.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Debt (continued)

The Company has pledged 2,000,000 shares of Plug Power common stock as collateral for the $50 million Credit Agreement. The Company is obligated to make interest only payments through March 15, 2002, and upon exercise of a term loan option at the end of the line of credit term, to repay the principal in 8 equal quarterly installments beginning March 31, 2002. Interest is payable monthly at either the Prime Rate or if certain performance standards are achieved, based on both the trading volume and price of Plug Power common stock, at a LIBOR based rate. On June 30, 2000, $20 million of debt was outstanding at a rate of LIBOR plus 1.75% (8.424%) and $7 million was outstanding at Prime (9.5%).

The $50 million Credit Agreement requires the Company to meet certain covenants, including maintenance of a debt service reserve account and a collateral coverage ratio. All other covenants in the previous KeyBank credit agreements were eliminated in connection with this financing.

On November 1, 1999, the Company entered into a $22.5 million Credit Agreement with KeyBank, N.A. ("the $22.5 million Credit Agreement"), the Company had pledged 13,704,315 shares of Plug Power common stock as collateral for its $22.5 million loan from KeyBank, N.A. ("Loan"). The proceeds of this loan were used to fund $20.5 million of the Company's Mandatory Capital Commitment to Plug Power. Pursuant to the $22.5 million Credit Agreement, the Company was obligated to make interest only payments for the first 18 months following the closing of the Loan, and to repay the principal in 6 equal quarterly installments of $3.750 million each, commencing in August 2001. In addition, a one-time commitment fee totaling $247,500 was paid for the Loan, $75,000 of which was paid as of September 30, 1999. Interest was payable monthly at the Prime Rate or if certain performance standards were achieved, at a reduced rate. The performance standards were based on the trading volume and price of Plug Power common stock. The $22.5 million Credit Agreement terminated on March 29, 2000 when the $50 million Credit Agreement was executed.

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

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Shareholders' Equity (continued)

Changes in shareholders' equity for the nine months ended June 30, 2000 is as follows:
Nine months June 30, 2000
(Dollars in Thousands)
COMMON STOCK
Balance, October 1 (as previously reported)	$ 11,649
Three-for-one common stock split effected in the form of a stock dividend effective April 12, 2000	23,298
Balance, October 1 (as adjusted)	34,947
Issuance of shares - options	392
Balance, June 30, 2000	$ 35,339

PAID-IN CAPITAL
Balance, October 1 (as previously reported)	$ 42,755
Three-for-one common stock split effected in the form of a stock dividend effective April 12, 2000	(23,298)
Balance, October 1 (as adjusted)	19,457

Issuance of shares - options	13
Plug Power equity accounting, net of deferred taxes of $12,018	27,695
SatCon equity accounting, net of deferred taxes of $317	472
MTI warrants issued	3,678
Compensatory stock options	1,197
Balance, June 30, 2000	$ 52,512

ACCUMULATED DEFICIT
Balance, October 1	$(26,573)
Net (loss)	(10,875)
Balance, June 30, 2000	$(37,448)

UNREALIZED LOSS ON AVAILABLE FOR SALE SECURITIES, NET
Balance, October 1	$ (5)
Adjustment	5
Balance, June 30, 2000	$ -

FOREIGN CURRENCY TRANSLATION ADJUSTMENT
Balance, October 1	$ (11)
Adjustment	11
Balance, June 30, 2000	$ -

TREASURY STOCK
Balance, October 1	$ (29)
Balance, June 30, 2000	$ (29)
SHAREHOLDERS' EQUITY
June 30, 2000	$ 50,374

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Income Taxes

  The Company's effective tax rates for the nine months ended June 30, 2000 and June 25, 1999 were (42.04)% and 0%, respectively.

  Income tax (benefit) expense consists of the following:

	For the three month period ended June 30, 2000 June 25, 1999		For the nine month period ended June 30, 2000 June 25, 1999
(Dollars in Thousands) Federal	$ (6)	$ 1	$ -	$ 1
State	10	36	16	36
Deferred	(3,697)	-	(7,904)	-
	$ (3,693)	$ 37	$ (7,888)	$ 37

  The valuation allowance at June 30, 2000 has been reduced to zero from $3.750 million at September 30, 1999. This $3.750 million decrease in the valuation allowance results from the establishment of deferred tax liabilities associated with the Company's holdings in Plug Power. These deferred tax liabilities are primarily due to the difference between the book and tax treatments of the Plug Power holdings and losses.

  Earnings per Share

The amounts used in computing earnings per share and the effect on income and the weighted average number of shares of potentially dilutive securities are as follows:

	For the three month period ended June 30, 2000 June 25, 1999		For the nine month period ended June 30, 2000 June 25, 1999
(Dollars in thousands)
Loss from continuing operations available to common stockholders	$ (5,041)	$ (4,137)	$ (10,875)	$ (8,294)
Weighted average number of Shares:
Weighted average number of shares used in net loss per share, including the bonus element effect for the 1999 rights offering	35,277,285	33,542,445	35,179,746	33,453,012
Effect of dilutive Securities:
Stock options	-	-	-	-
Weighted average number of Shares used in diluted Net loss per share	35,277,285	33,542,445	35,179,746	33,453,012

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Earnings per Share (continued)

  At June 30, 2000, options to purchase 2,646,075 shares of common stock at prices ranging between $.542 and $21.917 per share were outstanding but were not included in the computation of Earnings per Share-assuming dilution because the Company incurred a loss during this period and inclusion would be anti-dilutive. The options expire between December 19, 2006 and June 25, 2010.

  At June 25, 1999, options to purchase 2,293,611 shares of common stock at prices ranging from $.542 to $7.50 per share were outstanding but were not included in the computation of Earnings per Share-assuming dilution because the Company incurred a loss during this period and inclusion would be anti-dilutive. The options expire between December 19, 2006 and June 16, 2009.

  Equity in Investee Losses

The Company's proportionate share of losses of investments accounted for under the equity method is as follows:

	For the three month period ended June 30,2000 June 25, 1999		For the nine month period ended June 30, 2000 June 25, 1999
(Dollars in thousands)
Plug Power losses	$ (5,679)	$(3,544)	$(14,154)	$(6,859)
SatCon losses	(900)	-	(1,744)	-
	$ (6,579)	$(3,544)	$(15,898)	$(6,859)

10. Comprehensive (Loss) Income

Total comprehensive (loss) income consists of the following:

	For the three month period ended June 30,2000 June 25, 1999		For the nine month period ended June 30, 2000 June 25, 1999
(Dollars in thousands)
Net loss	$(5,041)	$(4,096)	$(10,875)	$(8,253)

Other comprehensive (loss) income, before tax: Foreign currency translation adjustments	-	(7)	11	(18)
Total comprehensive loss	$(5,041)	$(4,103)	$(10,864)	$(8,271)

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Cash Flows - Supplemental Information

	Nine months ended
(Dollars in thousands)	June 30, 2000	June 25, 1999
NONCASH INVESTING ACTIVITIES
Proceeds from sale of subsidiary - investment in SatCon	$ 6,737	$ -
Warrants issued to SatCon	(3,678)	-
Net noncash investing activities	$ 3,059	$ -

NONCASH FINANCING ACTIVITIES
Additional paid-in capital - other Plug Power investors, net of taxes	$27,694	$11,576
Additional paid-in capital - other SatCon investors,
net of taxes	475	-
Net noncash financing activities	$28,169	$11,576
Net noncash provided by investing and financing activities	$31,228	$11,576

Noncash financing activities for the nine months ended June 30, 2000 include increases in asset values and additional paid-in-capital generated primarily by investments in equity investees by third parties.

  Geographic and Segment Information

The Company operates in two business segments, New Energy Technology and Test and Measurement. The New Energy Technology segment incubates new energy technology and companies. The Test and Measurement segment develops, manufactures, markets and services sensing instruments and computer-based balancing systems for aircraft engines.

The Company evaluates performance based on profit or loss from operations before income taxes, accounting changes, non-recurring items and interest income and expense.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items and items like income taxes or unusual items, which are not allocated to reportable segments. In addition, segments noncash items include any depreciation and amortization in reported profit or loss. Amounts in the New Energy Technology segment represent the Company's interest in Beacon Power and 100 percent of the results of operations and other financial information of Plug Power and SatCon. SatCon's results are accounted for on a one-quarter lag and the results for Plug Power are derived from its unaudited financial statements.

The Company includes its proportionate share of the results of operations of Plug Power and SatCon in its consolidated statements of operations.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Geographic and Segment Information (continued)

(Dollars in thousands)
Three months ended June 30, 2000	New Energy Technology	Test and Measurement	Other	Reconciling Items	Consolidated Totals
Revenues	$ 9,962	$ 1,143	$ -	$ (9,962)	$ 1,143
Segment (loss)/profit	(20,379)	(1,229)	3,229	13,338	(5,041)
Equity in investee losses	-	-	-	(6,579)	(6,579)
Total assets	237,004	2,036	5,960	(159,703)	85,297
Investments, at equity	-	-	-	71,301	71,301
Investments, at cost	6,000	-	-	-	6,000
Capital expenditures	3,763	14	31	(3,763)	45
Depreciation and amortization	1,959	41	29	(1,959)	70
Three months ended June 25, 1999	New Energy Technology	Test and Measurement	Other	Reconciling Items	Consolidated Totals
Revenues	$ 1,958	$ 2,606	$ -	$ (1,958)	$ 2,606
Segment (loss)/profit	(8,586)	(686)	137	5,042	(4,096)
Equity in investee losses	-	-	-	(3,544)	(3,544)
Total assets	37,233	7,820	10,810	(31,295)	24,568
Investments, at equity	-	-	-	5,938	5,938
Capital expenditures	3,166	86	7	(3,166)	93
Depreciation and amortization	59	47	118	(59)	165

Nine months ended June 30, 2000	New Energy Technology	Test and Measurement	Other	Reconciling Items	Consolidated Totals
Revenues	$21,749	$ 4,233	$ -	$(21,749)	$ 4,233
Segment (loss)/profit	(48,770)	(1,639)	7,124	32,410	(10,875)
Equity in investee losses	-	-	-	(15,898)	(15,898)
Total assets	237,004	2,036	5,960	(159,703)	85,297
Investments, at equity	-	-	-	71,301	71,301
Investments, at cost	6,000	-	-	-	6,000
Capital expenditures	10,064	89	132	(10,064)	221
Depreciation and amortization	4,230	87	104	(4,230)	191

Nine months ended June 25, 1999	New Energy Technology	Test and Measurement	Other	Reconciling Items	Consolidated Totals
Revenues	$ 5,241	$ 8,609	$ -	$ (5,241)	$ 8,609
Segment (loss)/profit	(17,609)	(1,375)	(19)	10,750	(8,253)
Equity in investee losses	-	-	-	(6,859)	(6,859)
Total assets	28,520	7,820	10,810	(22,582)	24,568
Investments, at equity	-	-	-	5,938	5,938
Capital expenditures	6,209	129	2,524	(6,209)	2,653
Depreciation and amortization	400	144	337	(400)	481

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Geographic and Segment Information (continued)

The following table presents the details of "Other" segment profit (loss).

(Dollars in thousands)	Three months ended		Nine months ended
	June 30, 2000	June 25, 1999	June 30, 2000	June 25, 1999
Corporate and Other Expenses/(Income):
Depreciation and amortization	$ 29	$ 118	$ 104	$ 337
Interest expense	521	74	1,336	101
Interest income	(98)	(55)	(399)	(156)
Income tax (benefit) expense	(3,693)	37	(7,888)	37
Other expense, net	474	(270)	1,447	(259)
Gain on sale of division	-	-	(1,262)	-
(Income) from discontinued operations	-	(41)	-	(41)
Total (income) expense	$(2,767)	$(137)	$(6,662)	$ 19

The reconciling items include adjustments for the equity accounting treatment of common stock holdings accounted for under the equity method.

  Related Party Transactions

  During fiscal 2000, First Albany Corporation provided financial advisory services in connection with the sale of Ling Electronics for which they were paid fees of $.353 million.

  Recent Accounting Pronouncements

In March 2000, the Financial Accounting Standards Board issued FASB Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation -- an Interpretation of APB Opinion No. 25". FIN 44 clarifies the application of APB Opinion No. 25 including the following: the definition of an employee for purposes of applying APB Opinion No. 25; the criteria for determining whether a plan qualifies as a non compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is generally effective July 1, 2000. The Company does not expect the application of FIN 44 to have a material impact on the Company's financial position or results of operations.

In December 1999, the SEC issued Staff Accounting Bulletin No. 101,

"Revenue Recognition in Financial Statements" ("SAB 101"). SAB 101

summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition. The Company is required to apply the provisions of SAB 101 in the fourth quarter of 2000, however, the Company does not expect the application of SAB 101 to have a material impact on the Company's financial position or results of operations.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors, which have affected the Company's earnings during the periods included in the accompanying consolidated statements of income.

Continuing Operations

Sales decreased $1.463 million to $1.143 million for the three months ended June 30, 2000 as compared to $2.606 million for the three months ended March 26, 1999, a 56.1% decrease. This decrease is the result of the sale of Ling on October 21, 1999 offset by $.327 million increase in sales for MTI Instruments, Inc. (formerly the Advanced Products Division). Ling sales were $1.790 million for the 1999 quarter. The sale of Ling resulted in a $1.262 million gain, which was recorded in the first quarter of fiscal 2000. Sales for the first nine-months of fiscal year 2000 versus the same period in fiscal year 1999 have decreased $4.376 million to $4.233 million in 2000 from $8.609 million in 1999, a 50.8% decrease. The nine-month change is primarily due to the sale of Ling.

Selling, general and administrative expenses increased $.044 million to $1.181 million for the three months ended June 30, 2000 as compared to $1.137 for the three months ended June 25, 1999, a 3.9% increase. This increase is the net result of an increase in labor costs primarily related to the operations of the new energy technology segment, offset by a $.622 million decrease for the sale of Ling in October 1999. Selling, general and administrative expenses during the first nine-months of fiscal 2000 of $3.399 million represented a $.118 million decrease or a 3.4% decrease from $3.517 million incurred during the same period in fiscal 1999. The nine-month change is due to the activities of the new energy technology segment and the sale of Ling.

Operating loss increased $.687 million to an operating loss of $1.168 million for the three months ended June 30, 2000 as compared to $.481 million for the three months ended June 25, 1999, a 142.8% increase. This increase is the result of the sale of Ling on October 21, 1999, increased expenditures for product development and activities in the new energy technology segment. The first nine-months of fiscal 2000 operating loss of $2.423 million represented a $1.093 million increase or an 82.2% increase from the $1.330 million operating loss recorded during the same period last year. The nine-month change is primarily the result of the same conditions as the three-month change.

Other

In addition to the matters noted above, for the three and nine months ended June 30, 2000, the Company recorded a $6.579 million and $15.898 million loss, respectively, from the recognition of the Company's proportionate share of losses of equity investments, Plug Power and SatCon, compared to a $3.544 million and $6.859 million loss, respectively, for the comparable periods in fiscal 1999.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Other (continued)

Results during the first three and nine-months of fiscal 2000 were reduced by higher interest expense of $.521 million and $1.336 million, respectively compared to $.074 million and $.101 million expense, respectively, for the comparable period in fiscal 1999, principally resulting from increased debt used to fund purchases of Plug Power common stock and activities in the new energy technology segment. The tax rates for the nine months ended June 30, 2000 and June 25, 1999 were (42.04)% and 0%, respectively. The June 30, 2000 tax rate is due to the loss generated by operations and changes in deferred tax liabilities associated with the accounting for the holdings in and recognition of the Company's proportionate share of losses from Plug Power and SatCon.

Financial Condition

Working capital of $4.472 million at June 30, 2000 reflects a $14.190 million decrease from September 30, 1999. This decrease reflects the $7.07 million purchase of SatCon common stock, the $6.0 million purchase of Beacon Power Class F Preferred Stock, as well as the impact of the sale of Ling in October 1999.

At June 30, 2000, cash and cash equivalents were $3.802 million versus $5.870 million at September 30, 1999. Net cash used by operating activities for the first nine months of fiscal 2000 amounted to $1.672 million, as compared to $1.759 million in the prior year. Accounts receivable decreased due to the collection of receivables generated late in the fourth quarter of fiscal 1999 and the sale of Ling in October 1999. Accounts receivable totaled $.628 million or an 83.7% decrease as of June 30, 2000 as compared to $3.852 million as of September 30, 1999.

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

On March 29, 2000, the Company entered into a $50 million Amended and Restated Credit Agreement with KeyBank, N.A. ("the $50 million Credit Agreement"), which superceded all previous credit agreements with KeyBank, N.A. The Company is obligated to make monthly interest only payments through March 15, 2002 and, upon exercise of a term loan option at the end of the line of credit term, to repay the principal in 8 equal quarterly installments beginning June 30, 2002.

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

Plug Power common stock.

Capital spending during the first nine-months of fiscal 2000 was $.221 million, a decrease from the comparable period in 1999 where capital spending totaled $2.653 million. Capital spending during fiscal 2000 included the fit-up for the MTI Instruments, Inc. facility. Total additional capital spending during fiscal 2000 is expected to be approximately $.100 million for computer and manufacturing equipment.

The Company anticipates that it will be able to meet the liquidity needs of its continuing operations from current cash resources, cash flow generated by operations and borrowing under its existing line of credit.

Market Risk

Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and equity prices.

At June 30, 2000, the Company had variable rate debt totaling $27 million. Interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows. The earnings and cash flow impact for the next year resulting from a one-percentage point increase in interest rates would be approximately $.270 million, holding other variables (debt level) constant.

The Company has performed a sensitivity analysis on its holdings of Plug Power and SatCon common stock. The sensitivity analysis presents the hypothetical change in fair value of those financial instruments held by the Company at June 30, 2000, which are sensitive to changes in interest rates. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-percentage point parallel shift in the yield curve. The fair values of the Company's holdings in marketable securities have been based on quoted market prices.

The Company's interests in Plug Power and SatCon are accounted for on the equity method. The fair market values, at June 30, 2000, of the Company's interests in Plug Power and SatCon are $856.52 and $46.013 million, respectively. If the market price on these interests decreased by ten percent, the fair value of the stocks would decrease by $85.652 and $4.601 million for Plug Power and SatCon, respectively.

Year 2000

The Company's information technology systems successfully completed the transition into the year 2000. The beginning of the new year resulted in no adverse or negative impact on operations. The Company believes that the risk associated with the year 2000 problem has been

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Year 2000 (continued)

identified and eliminated. The Company will continue to evaluate the

2000 readiness of its business systems and significant vendors to ensure a complete transition through the year 2000. The total cost of the year 2000 assessment and remediation plan was approximately $.120 million.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

On September 9, 1998, Barbara Lawrence, the Lawrence Group, Inc. ("Lawrence"), and certain other Lawrence-related entities ("Plaintiffs") filed suit in the United States Bankruptcy Court for the Northern District of New York against First Albany Corporation ("FAC"), Dale Church, Edward Dohring, Alan Goldberg, George McNamee, Beno Sternlicht, Marty Mastroianni (former President and Chief Operating Officer of MTI) and 33 other individuals ("Defendants") who purchased a total of 820,909 shares of MTI stock from the Plaintiffs. The complaint alleged that Defendants purchased MTI stock from the Plaintiffs in violation of sections 10b, 20, 20A and rule 10b-5 of the Securities Exchange Act of 1934. In December 1998, the complaint was amended to add MTI as a defendant and assert a claim for common law fraud against all the Defendants including MTI. The case concerns the Defendants' 1998 purchase of MTI shares from the Plaintiffs at the price of $2.25 per share. Ownership of the shares was disputed and several of the Plaintiffs were in bankruptcy at the time of the sale. FAC acted as Placement Agent for the Defendants in the negotiation and sale of the shares and in proceedings before the Bankruptcy Court for the Northern District of New York, which approved the sale in September 1997. Plaintiffs claim that the Defendants failed to disclose material inside information concerning Plug Power, LLC to the Plaintiffs and therefore the $2.25 per share purchase price was unfair. Plaintiffs are seeking damages of $5 million plus punitive damages and costs. In April 1999, Defendants filed a motion to dismiss the amended complaint, which was denied. In October 1999, Defendants answered the amended Complaint and later filed an appeal of the denial of their motion to dismiss. Discovery is stayed pending the outcome of the appeal.

On January 25, 2000, a complaint was filed by DCT, Inc. against Plug Power, The Detroit Edison Company and Edison Development Corporation in the Wayne County, Michigan Circuit Court. The complaint alleges, among other things, that Plug Power, The Detroit Edison Company and Edison Development Corporation misappropriated from DCT business and technical trade secrets, ideas, know-how and strategies relating to fuel cell systems and breached certain contractual obligations owed to DCT. Plug Power believes that the allegations made against it are without merit and intends to vigorously contest the litigation. Discovery is currently underway. Due to the early stage of this litigation, the ultimate outcome of this litigation is of course uncertain.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

27 Financial Data Schedule

(b) Two reports on Form 8-K were filed during the quarter ended

June 30, 2000.

The Company filed a Form 8-K Report, dated June 30, 2000, reporting under Item 5 thereof that the Company had invested $6 million in Beacon Power Corporation in exchange for approximately 8% of Beacon's outstanding securities.

The Company filed a Form 8-K Report dated June 19, 2000, reporting under Item 5 thereof that Dr. William Acker had been named President and Chief Technology Officer.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mechanical Technology Incorporated

08-14-2000 s/William P. Acker

(Date) Dr. William P. Acker

President and Chief Technology Officer

08-14-2000 s/Cynthia A. Scheuer (Date) Cynthia A. Scheuer

Vice President/Chief Financial Officer