Form 10-K
period 2000-09-30
MECHANICAL TECHNOLOGY INC
filed 2000-12-28
CIK 64463

==========================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000

or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from __________ to __________

Commission file number 0-6890

MECHANICAL TECHNOLOGY INCORPORATED

(Exact name of registrant as specified in its charter)

New York 14-1462255

(State or other jurisdiction of (I.R.S. Employer

incorporation or organization) Identification No.)

30 South Pearl Street, Albany, New York 12207

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (518)433-2170

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

Yes X No

The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant on December 19, 2000 (based on the last sale price of $2.625 per share for such stock reported by NASDAQ for that date) was approximately $52,207,341.

As of December 19, 2000, the registrant had 35,422,335 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Where Incorporated into Form 10-K Report

Proxy Statement for Part III

Annual Meeting of Shareholders

to be held on April 24, 2001

PART I

ITEM 1: BUSINESS

Overview

Mechanical Technology, Inc., ("Mechanical Technology" or "the Company") is a New York Corporation, and was incorporated in 1961.

Over the last five years, Mechanical Technology has strengthened its commitment to and involvement in the new energy sector. The Company has sold off non-core businesses and restructured its balance sheet in order to implement its core business strategy, which is to develop a series of coordinated new energy efforts in areas which may include, but are not limited to, embedded, distributed and improved power, advanced power transmission and storage or enabling technologies and services. The Company plans to implement this strategy through the internal development and growth of businesses, the acquisition of majority stock positions in emerging new energy companies, and strategic investments in established new energy businesses.

Mechanical Technology held interests in the following new energy companies as of September 30, 2000:
Investment	Nasdaq Stock Symbol	Shares Owned	Ownership Percentage

Plug Power Inc. ("Plug")	PLUG	13,704,315	31.4%
SatCon Technology Corporation ("SatCon")	SATC	1,800,000	13.2%
Beacon Power Corporation ("Beacon Power")(a)	BCON	3,866,649	10.0%

  Ownership as of December 20, 2000, subsequent to its initial public offering on November 17, 2000, a 2-for-1 stock split immediately prior to its IPO and Mechanical Technology's exercise, on December 20, 2000, of warrants on a cash-less basis.

Plug Power researches, develops and manufactures proton exchange membrane (PEM) fuel cell systems for electric power generation. SatCon designs, develops and manufactures power and energy management products. Beacon Power designs and develops flywheel energy storage systems.

Subsequent to September 30, 2000, Mechanical Technology launched another new energy endeavor: a strategic initiative to develop direct methanol fuel cell ("DMFC") technology capable of providing power ranging from 100 milliwatts to several hundred watts. Initial applications are believed to include, but are not limited to, handheld and portable electronics.

Mechanical Technology intends to continue implementing its core business strategy with the goal of providing much-needed energy products and services and increasing shareholder value.

Mechanical Technology's majority-owned subsidiary, MTI Instruments, Inc., ("MTI Instruments"), formerly the Advanced Products Division of the Company, commenced operations on April 1, 2000. MTI Instruments has three product lines: portable engine balancing systems for the aircraft industry, non-contact measurement probes and electronics, and metrology tools for the semiconductor industry. MTI Instruments' strategy is to continue to enhance and expand its product offerings with the goal of increasing market share and profitability.

Products and Services

Mechanical Technology is focusing its entrepreneurial efforts in the field of new energy, helping to accelerate the development of new energy technologies and companies.

The Company plans to use its experience as a founding member of Plug Power and a strategic partner of Satcon and Beacon Power, to accelerate the commercialization of other new energy technologies. The Company's approach will include forming strategic alliances and working partnerships with industry leaders, structuring research and development processes, developing the ramp-up to manufacturing and product distribution, and directing the hiring of the key people needed to successfully launch entrepreneurial efforts. The Company also plans to provide other resources and varied levels of strategic assistance to innovative companies in the field.

As of September 30, 2000, companies in which Mechanical Technology held interests, provided the following products and services:

Plug Power is developing and producing residential fuel cells that are essentially miniature home power plants using a combustion-free process to produce electricity. Plug Power's fuel cells are intended to provide homes and small businesses with a compact, efficient, reliable, clean, and economically advantageous method of meeting their power requirements.

SatCon is designing, developing and manufacturing power and energy management products which convert, condition, store and manage electricity for businesses and consumers requiring high-quality, high-efficiency, uninterruptible power. SatCon's products are intended to be enabling technologies for the emerging distributed power generation and power quality markets. SatCon is focusing its development and manufacturing efforts on products for high-growth markets in the following categories: power electronics and control software serving fuel cells and microturbine power generation systems; and high-performance motors and electric drivetrains for hybrid-electric vehicles.

Beacon Power is developing flywheel energy storage systems to provide standby power when a primary power source fails. Flywheel systems draw electrical energy from a primary power source (i.e., the electric grid or fuel cells), store that energy, and then convert that energy to immediately provide uninterruptible electric power when the primary power source fails or is disrupted. The expected advantages of flywheels include higher reliability, longer life, lower life-cycle cost, improved recharging capability, reduced maintenance, more reliable monitoring, and greater environmental friendliness. The systems are expected to be used for communications networks, computers, the internet, industrial manufacturing, commercial facilities and distributed generation products.

MTI Instruments is involved in the design, manufacture and sale of high-performance test and measurement instruments and systems. MTI Instruments has three product groups: non-contact sensing instrumentation, computer-based balancing systems, and semiconductor systems.

Non-contact sensing instrumentation products utilize fiber optic, laser, and capacitance technology to perform high precision position measurements for product design and quality control inspection requirements, primarily in the semiconductor and computer disk drive industries. Product trademarks such as the Fotonic Sensor™ and Accumeasure™ are recognized worldwide.

MTI Instruments' computer-based aircraft engine balancing systems include an on-wing jet engine balancing system used by both commercial and military aircraft fleet maintenance personnel. This product provides trim balancing and vibration analysis in the field or in test situations.

The semiconductor group designs and produces manual, semi-automated and fully automated metrology tools designed specifically for the semiconductor industry. Such tools are based on MTI Instruments' proprietary Push-Pull™ technology.

MTI Instruments' largest customers include industry leaders in the computer, electronic, semiconductor, automotive, aerospace, aircraft and bioengineering fields.

Business Strategy

Mechanical Technology operates in the segment of new energy technologies, and MTI Instruments operates in the segment of test and measurement instrumentation.

In the segment of new energy, Mechanical Technology plans to further implement its core business strategy of developing new technologies and companies with the goal of positioning them to capitalize on opportunities in the field of new energy.

The Company's most recent initiative is the research and development of Direct Methanol Fuel Cells ("DMFC"). Fuel cells convert chemical energy in a fuel to electrical energy through an electrochemical process much like a battery. DMFC systems use methanol fuel directly in the fuel cell without the need for a fuel processor. For small systems (<100w), DMFC technology could offer much higher power density than is currently available in batteries. In addition, DMFCs do not need to be recharged like a battery but can make electricity as long as fuel is available, and additional fuel may be added without interrupting power generation.

The Company believes that the initial applications of DMFCs include, but are not limited to, handheld and portable electronic devices such as cell phones, PDA's and laptops, and that DMFCs should provide the consumer with longer use time for these devices, as well as instant and easy refueling.

Because of the dramatically increasing demand for portable electronic devices and the potential uses and advantages of DMFCs, the Company anticipates significant market opportunities for DMFCs, and it predicts that these opportunities will continue to exist or grow substantially over the next decade or more. The Company also believes that DMFCs could be an enabling technology that may provide the increased power necessary to combine portable electronic products, and therefore, should provide significant new market opportunities.

After conducting scientific and market sizing research, the Company has made a commitment to hiring top scientists and engineers in the area of DMFCs and to establishing relationships with strategic partners in order to rapidly commercialize DMFCs. The Company also has patents filed, pending and in process and has entered into an agreement to license DMFC technology from Los Alamos National Laboratories (see the Intellectual Property and Proprietary Rights Section under Item 1). In addition, the Company's new team of officers and senior staff will use their expertise in technical, financial, business development, organizational and marketing areas to help the DMFC commercialization effort (see the Executive Officers Section under Item 1). Despite these beliefs and actions, the Company's efforts in DMFC technology remain in the research and development phase and the Company recognizes that significant technical and engineering challenges remain before DMFCs can become commercially viable and available.

In addition to its own efforts to develop new energy products, Mechanical Technology has holdings in companies that control their own product development efforts, such as Plug Power, SatCon and Beacon Power. However, the Company realizes that their products and any products developed by the Company itself, are not necessarily lower cost alternatives to existing energy technologies but are often solutions to questions of reliability, capacity, quality, maintenance, environmental issues and other current and future power requirements or concerns.

The Company intends to expand its activities in the new energy segment through a series of strategic and coordinated efforts that may include any or all of the following: the acquisition of majority stock positions in new energy companies; the acquisition of existing new energy companies, and the internal development and growth of new energy technologies and companies. These companies and technologies may be in areas including embedded, distributed and improved power, advanced power transmission and storage or enabling technologies, distribution and service for new energy.

In the segment of test and measurement instrumentation, MTI Instruments' strategy is to continue to enhance and expand its product offerings and market share and increase profitability. MTI Instruments expects to introduce the following product offerings in 2001: The semiconductor product group will add a new automated wafer thickness measurement system specifically designed to handle 300 mm wafers. This system will offer edge handling robotics and full wafer mapping capability. The general instruments group will introduce a new generation of CCD-based laser triangulation sensors. This new product is expected to offer accuracy and speed or frequency response advantages over existing competitive products. In January 2001, the PBS group's 4100 product line will be enhanced by a next generation vibration diagnostics and balancing system - the WinPBS - for on-wing balancing and test cell applications. The test cell version permits exchange of data with other test cell instrumentation using Ethernet.

Marketing and Sales

Mechanical Technology's officers and senior staff attend and speak at conferences appropriate to developing the Company's efforts and expanding its activities in the new energy sector.

In the sector of test and measurement instrumentation, MTI Instruments markets its products and services through a separate experienced marketing, sales and applications engineering staff. The marketing and sales efforts of MTI Instruments are supported by a network of manufacturers' representatives, a regional sales office in the USA, and sales agents and distributors in foreign markets. In some cases, such as OEM accounts, MTI Instruments sells direct.

To supplement these efforts, MTI Instruments also attends numerous trade shows in the areas of its concentration and uses product listings in appropriate media and directories and the internet.

A comparison of sales by class of products, which account for over 10 percent of the Company's consolidated sales, are shown below for the years ended September 30:
Test and Measurement Instrumentation	2000	1999	1998
(Dollars in thousands)
Vibration test equipment (Ling)	$ 140	$ 4,862	$ 8,720
Starsine power conditioning (Ling)	-	1,333	1,644
Parts (Ling)	-	2,106	1,870
Engine balancing systems (MTI Instruments)	1,503	1,570	3,492
OEM (MTI Instruments)	1,421	1,169	3,455
Capacitance probes and sensors (MTI Instruments)	976	-	-
Fiber optic probes and sensors (MTI Instruments)	563	-	-
Total	$4,603	$11,040	$19,181

Competition

Mechanical Technology, its subsidiary and each of the businesses in which it has holdings, are subject to intense competition. The Company faces competition from large diversified companies with greater resources and from smaller developing companies as it enters new markets. The Company does not consider itself dominant in either the new energy or precision instrumentation markets but believes its management team, product development skills, product quality and reputation are competitive advantages.

Research and Development

As part of its core business strategy of helping to accelerate new energy technologies and companies, Mechanical Technology will conduct research on developing and existing efforts in the field of new energy. As of September 30, 2000, the Company's research and development activities were in Direct Methanol Fuel Cells ("DMFCs"). A discussion of DMFCs is covered more fully in the Business Strategy Section under this Item 1.

MTI Instruments conducts research and develops technology to support its existing products and to develop new products. MTI Instruments' technology is generally an advancement of state of the art in its industries. MTI Instruments expects to maintain a competitive position by continuously advancing its technology rather than relying on patent protection.

During fiscal years 2000, 1999 and 1998, the Company expended $2.0, $1.1, and $.8 million, respectively, on product development and research costs.

Intellectual Property and Proprietary Rights

Mechanical Technology relies on a combination of patent, trade secret, and copyright and trademark laws to protect its intellectual property. It has entered into confidentiality agreements with all of its employees and consultants with respect to its intellectual property, whether developed internally or licensed from other parties.

The Company will continue to develop intellectual property related to its core business strategy in new energy, and will seek to appropriately protect this intellectual property using patents and other appropriate legal protection.

The Company has entered into an agreement to license certain core Direct Methanol Fuel Cell ("DMFC") Technology from Los Alamos National Laboratory ("LANL"). Under this agreement, the Company has a nonexclusive right to use technology developed by LANL's research teams. The technology relates to fundamental DMFC construction and architecture of the power generating components of the DMFC.

In addition to licensing technology from LANL, the Company has developed intellectual property related to DMFC systems. To date, the Company has applied for five patents. These patents cover, among other things, fuel cell system designs that result in increased efficiency, ease of manufacture, and overall performance, as well as designs for individual components of a DMFC system, and subsystems, which assist in controlling the DMFC system. A discussion of DMFCs is covered more fully in the Business Strategy Section under this Item 1.

The Company will continue to develop intellectual property related to DMFC systems, and will seek to appropriately protect this intellectual property using patents and other appropriate legal protection.

The Company's majority-owned subsidiary, MTI Instruments, relies primarily on trade secret law to protect its intellectual property.

Segment Information

Segment information is set forth in Note 20 - Geographic and Segment Information - of the Notes to Consolidated Financial Statements referred to in Item 8 below and incorporated herein by reference.

Subsequent Events

Subsequent to September 30, 2000, Mechanical Technology has launched a strategic initiative to develop direct methanol fuel cell ("DMFC") technology capable of providing power ranging from 100 milliwatts to several hundred watts. Initial applications are believed to include, but are not limited to, handheld and portable electronics. A discussion of DMFCs is covered more fully in the Business Strategy Section under this Item 1.

On December 20, 2000, the Company exercised its 1,333,333 warrants in Beacon Power Corporation ("Beacon Power") common stock at an exercise price of $2.25 per share. This transaction was a cash-less exercise, which resulted in the Company obtaining an additional 985,507 shares of Beacon Power's common stock as a result of the exercise.

On December 27, 2000, the Company restructured its $50 million line of credit with KeyBank, N.A. ("Line of Credit"), to provide greater liquidity for the Company as the price of Plug Power stock, which secured the Line of Credit, declined in volatile markets. This agreement was amended as follows:

The $50 million Credit Agreement, as amended, was reduced to $30 million ("the $30 million Credit Agreement, as amended"). Concurrent with this amendment, KeyBank, N.A. permanently waived all covenant violations related to the minimum price of Plug Power common stock and the Company made a principal reduction of $3 million, bringing the loan balance to $25.2 million as of the amendment date. Additional borrowings are available when the Plug Power stock price is above $20 per share.

The Company has pledged 8 million shares of Plug Power common stock as collateral. In addition, the Company entered into a Put and Call with First Albany Companies, Inc. ("FAC") to provide independent credit support for repayment of the loan ("FAC Credit Enhancement"). The FAC Credit Enhancement provides FAC with the option, if the price of Plug Power stock falls to $4 per share, to either purchase 6.3 million Plug Power shares pledged as collateral on the loan or take an assignment of KeyBank N.A.'s rights under the Credit Agreement, as amended. The FAC Credit Enhancement may be triggered in the event of a default and expires on April 27, 2001 and may be renewed by the Company and FAC on a monthly basis upon mutually agreeable terms. Upon expiration of the FAC Credit Enhancement, if Plug Power stock is trading below $20 per share the loan is immediately due and payable. Mandatory repayments on any outstanding balance in excess of $25.2 million would be required if the Plug Power stock price declines below $16 per share while the FAC Credit Enhancement is in place. After the FAC Credit Enhancement expires, mandatory repayments on any outstanding balance would be required if the Plug Power stock price is below $20 per share. If the line of credit is due and payable upon expiration of the FAC Credit Enhancement on April 27, 2001, the Company may need to sell assets including certain investments to fund this obligation. The Company is obligated to make interest-only payments through March 15, 2002, and upon exercise of a term loan option at the end of the line of credit term, to repay the principal in 8 equal quarterly installments beginning March 31, 2002. Interest is payable monthly at either the Prime Rate or if certain performance standards are achieved, based on both the trading volume and market price of Plug Power common stock, at LIBOR based rates. On September 30, 2000, $27 million of debt was outstanding at Prime (9.5%).

Subsequent Events (Continued)

On December 27, 2000, the Company entered into two bridge loan agreements with FAC. The first loan was for $945,000 and was used to pay the purchase price for the FAC Credit Enhancement. The Company has pledged 200,000 shares of Plug Power common stock as collateral. The second loan is for $5 million, $3 million of which was used to make the principal loan repayment to KeyBank, N.A. and the remaining $2 million will be used for working capital. The Company pledged 1 million shares of Plug Power common stock as collateral. Both loans bear interest at the Prime Rate (9.5% at December 27, 2000); and both interest and principal are due on January 3, 2002. Upon mutual agreement of FAC and the Company, the loans may be converted to equity prior to maturity.

Significant Business Developments or Historical Business Developments

On June 27, 1997, the Company and Edison Development Corp. ("EDC"), a subsidiary of DTE Energy Co. formed a joint venture, Plug Power, LLC ("Plug Power"), to further develop the Company's Proton Exchange Membrane (" PEM") Fuel Cell technology. In exchange for its contribution of contracts and intellectual property and certain other net assets that had comprised the fuel cell research and development business activity of the Technology segment (the assets of which had a net book value of $357 thousand), the Company received a 50% interest in Plug Power. EDC made an initial cash contribution of $4.75 million in exchange for the remaining 50% interest in Plug Power. The Company's investment in Plug Power is included in the balance sheet caption "Investments, at equity".

Plug Power has focused exclusively on the research, development and manufacture of an economically viable PEM fuel cell.

On October 29, 1999, Plug Power Inc. made an initial public offering ("IPO") of its common stock on the Nasdaq National Market under the symbol "PLUG." The initial public offering price for the 6 million shares issued was $15 per share. Additionally, the underwriters of the IPO exercised their 900,000 shares over allotment at the IPO price.

Since Plug Power was formed in 1997, the Company, EDC and other investors have contributed substantial amounts of cash and other assets to Plug Power. Contributions to Plug Power by the Company totaled $20.7 million as of September 30, 1999. Immediately prior to the Plug Power IPO, the Company purchased an additional 2,733,333 shares of Plug Power at $7.50 per share for a total purchase price of $20.5 million. The Company owns 13,704,315 shares of Plug Power or approximately 31.4% of outstanding Plug Power stock at September 30, 2000.

On October 21, 1999, the Company created a strategic alliance with SatCon Technology Corporation ("SatCon"), an innovator of new energy technologies. SatCon acquired Ling Electronics, Inc. and Ling Electronics, Ltd. ("Ling") from the Company, and the Company invested approximately $7 million in SatCon. In consideration for the acquisition of Ling and the Company's investment, the Company received 1,800,000 shares of SatCon's common stock and warrants to purchase an additional 100,000 shares of SatCon's common stock. SatCon also received warrants to purchase 100,000 (300,000 post-split) shares of the Company's common stock.

On May 23, 2000, the Company purchased preferred stock and received warrants to purchase common stock and the right to receive additional warrants for common stock if there was an initial public offering ("IPO"), from Beacon Power Corporation, in exchange for $6 million in cash. In August 2000, the Company exercised its 12,000 warrants. At September 30, 2000, the Company owned 1,428,571 shares of Beacon Power Class F Preferred Stock and 12,000 shares of common stock. On November 17, 2000, Beacon Power completed its initial public offering of its common stock, and the warrant terms were set for the purchase of 1,333,333 shares of common stock at an exercise price of $2.25 per share, exercisable as of November 17, 2000. The warrants expire May 23, 2005. Immediately prior to its IPO, Beacon Power converted its preferred stock to common stock and completed a 2-for-1 stock split. On December 20, 2000, the Company exercised its 1,333,333 warrants on a cash-less basis which resulted in the Company's receiving an additional 908,507 shares of Beacon Power common stock.

On July 12, 1999, the Company completed the sale of 801,223 shares of common stock to current shareholders through a rights offering. The offering raised approximately $12.8 million before offering costs of approximately $158 thousand for net proceeds of approximately $12.7 million. The Company used some of the proceeds of the offering for investment into Plug Power. In addition, some proceeds were used for acquisitions for the Company's core businesses, efforts to increase market share, working capital, general corporate purposes and other capital expenditures.

On September 30, 1998, the Company completed the sale of 1,196,399 shares of common stock to current shareholders through a rights offering. The offering raised approximately $7.2 million before offering costs of approximately $186 thousand for net proceeds of approximately $7 million. The Company used some of the proceeds of the offering for investment in Plug Power. In addition, some proceeds were used for acquisitions for the Company's core businesses, efforts to increase market share, working capital, general corporate purposes and other capital expenditures.

Risk Factors

This Annual Report on Form 10-K contains forward-looking statements. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate," and "continue," or similar words. You should read statements that contain these words carefully because they discuss our future expectations contain projections of our future results of operations or of our financial condition or state other "forward-looking" information. All statements other than historical information should be deemed to be forward looking statements. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including the risks described below.

We need to secure additional financing for our future capital needs

In December 2000, we restructured our loan agreement with KeyBank, N.A., reducing our credit line from $50 million to $30 million and made a $3 million principal repayment. To provide independent credit support for the repayment of the loan, the Company purchased the FAC Credit Enhancement from First Albany Companies Inc. In exchange, KeyBank, N.A. agreed to permanently waive any covenant violations related to the price of Plug Power stock. The Company may resume borrowing on the line when Plug Power's stock price is above $20 per share. After the FAC Credit Enhancement expires on April 27, 2001, mandatory repayments on any outstanding balance would be required if Plug Power stock is trading at less than $20 per share. As of December 27, 2000, the total amount outstanding on our line of credit was $25.2 million.

In December 2000, the Company also entered into two bridge loan agreements with First Albany Companies Inc. The first loan was for $945 thousand and was used to pay the purchase price for the FAC Credit Enhancement. The second loan is for $5 million, $3 million of which was used to make the principal loan repayment to KeyBank, N.A. and the remaining $2 million will be used for working capital. The Company pledged 1.2 million shares of Plug Power common stock as collateral for the two loans. Both loans bear interest at the Prime Rate and both interest and principal are due on January 3, 2002. Both loans may also be converted to equity prior to maturity.

The Company believes that it will be able to meet the liquidity needs of its continuing operations for the next year from one or more of the following sources: additional borrowings, equity financings, the sale of assets, debt financings, current cash resources, cash flow generated by operations, and borrowings under its bridge loan from First Albany Companies Inc. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which would have a material adverse effect on our business, results of operations and financial condition.

Our new energy strategy involves several risks

A component of our business strategy is to develop or acquire businesses, products, assets and technologies that are related to embedded, distributed and improved power; advanced power transmission and storage; or enabling technologies, distribution and service for this sector.

Internal development of businesses and technologies is extremely difficult. We cannot assure that we will be able to successfully develop any new technologies, or if we are successful, that such technologies will be commercially viable. Development of new technologies requires substantial resources including financial, managerial and technical resources. We cannot assure that all the necessary resources will be available to the degree, and at the times they are needed. If we are unable to successfully develop new energy businesses and technologies, the results of operations could be materially adversely affected.

Acquisitions are difficult to identify and complete for a number of reasons, including competition among prospective buyers and the need for regulatory approvals, including antitrust approvals. There is no assurance that we will be able to successfully identify acquisition candidates or complete future acquisitions. In order to finance acquisitions, we may have to raise additional funds. Such funds may not be available at all, or may be on terms that are not favorable to us. There is no assurance that acquired businesses will be operated profitably or achieve their growth strategy. The successful combination of companies in a rapidly changing high technology industry such as ours may be more difficult to accomplish than in other industries. Our ability to integrate any newly acquired entities will require us to continue to improve our operational, financial and management information systems, and to motivate and effectively manage our employees. If our management is unable to manage growth effectively, the results of operations could be materially and adversely affected.

Our new energy strategy requires market acceptance of new energy technologies

The success of the Company's new energy strategy depends on increased acceptance of alternatives to traditional methods of power generation, transmission, storage and distribution. We believe the market is at an early stage in the c ommercialization of new energy technologies and products, but the future commercial prospects are not yet clear. The businesses of our portfolio companies, and therefore our financial results and condition, will be materially adversely affected if new energy generation, transmission, storage and distribution methods do not receive significant levels of acceptance.

There are unique risks associated with our Direct Methanol Fuel Cell initiative

There are unique and substantial risks associated with our direct methanol fuel cell (DMFC) initiative. Significant technical challenges must be resolved before DMFCs can be commercialized, and there is no guarantee that we will be able to overcome these challenges in either the short or long term, or that we will be able to resolve these challenges in a manner that allows for commercialization of DMFC technology. In addition, there are other entities involved in the development of DMFCs, who also seek to commercialize DMFC technology, and may resolve these issues more quickly, more completely, or more efficiently than we do. We may seek strategic partners to participate in this initiative, but may not be able to negotiate relationships with suitable partners on acceptable terms, if at all. The success of the DMFC initiative will further depend on our ability to fund the initiative, attract talented scientific, managerial and professional personnel, and develop a DMFC that satisfies the needs of prospective customers.

We have incurred losses and anticipate continued losses

As of September 30, 2000, we had an accumulated deficit of $45.2 million. Our net loss for the year ended September 30, 2000 was $18.6 million, $15.8 million of which was generated by our proportionate shares of losses, after taxes, in our portfolio companies. We expect to continue incurring net losses until we and our portfolio companies can produce sufficient revenues to cover costs. In order to achieve profitability, we and our portfolio companies must successfully achieve all or some combination of the following:

  develop new products for existing markets;
  sell these products to existing and new customers;
  increase gross margins through higher volumes and manufacturing efficiencies;
  control operating expenses; and
  develop and manage distribution capability.

We may become an inadvertent investment company

Our equity investments in other companies constitute investment securities under the Investment Company Act. In general, a company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets, subject to certain exclusions and exemptions. Investment companies are subject to registration under, and compliance with, the Investment Company Act unless a particular exclusion or safe harbor provision applies. If we were to be deemed an investment company, we would become subject to the requirements of the Investment Company Act. As a consequence, we would be prohibited from engaging in certain businesses or issuing certain securities, certain of our contracts might be voidable, and we might be subject to civil and criminal penalties for noncompliance.

Although our investment securities currently comprise more than 40% of our total assets, our interest in Plug Power, based upon the level of our ownership of shares of Plug Power and our influence over its management or policies, enable us to qualify for a safe harbor exemption from the Act. Fluctuations in the value of our investment securities or of our other assets, or the reclassification of our interest in Plug Power, may cause this safe harbor exemption to be unavailable. Unless an exclusion or safe harbor was available to us, we would have to attempt to reduce our investment securities. If we were required to sell investment securities, we may sell them sooner than we otherwise would. These sales may be at depressed prices and we may never realize anticipated benefits from, or may incur losses on, these investments. We may be unable to sell some investments due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities when selling assets.

Our stock price may fluctuate as the value of our portfolio companies fluctuates

The primary assets of the Company are equity securities of publicly traded companies. As of September 30, 2000, the Company owned shares of common stock in Plug Power and SatCon, each of which is a publicly traded company. The Company also owns shares of Beacon Power, which went public in November 2000. The market price and valuations of the securities the Company holds in these companies may fluctuate due to market conditions and other conditions over which the Company has no control. Fluctuations in the market price and valuations of the securities held by the Company may result in fluctuations in the market price of the Company's common stock.

We are partially dependent on the success of our portfolio companies, some of which are in developmental stages

Our success is partially dependent on the success of our portfolio companies. Each of these companies is still researching and developing technologies. Plug Power, a developer of residential fuel cells, has stated that it does not expect to have a commercial product available until at least 2002. There is no assurance Plug Power will successfully develop a commercial product, or if it does, that it will do so in the time frames predicted. Although SatCon currently produces and sells some products, it continues to research and develop other products for commercial business applications. There is no assurance that such products will be accepted by the market or will be produced at a cost that is commercially feasible. Finally, Beacon, a developer of flywheel energy storage devices, is still in the development stage. There is no assurance it will develop a commercially viable flywheel at the costs or in the timeframes it currently predicts.

Alternatives to new energy technologies could render our business obsolete

New energy technology markets are characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer requirements and evolving industry standards. The introduction of new products embodying new technologies and the emergence of shifting customer demands or changing industry standards could render the products of our portfolio companies and our research and development efforts obsolete and unmarketable which would have a material adverse effect on our business, operating results and financial condition. Our future success will depend upon our and our portfolio companies' ability to continue to develop and introduce a variety of new products and product enhancements to address the increasingly sophisticated needs of customers. This will require that our portfolio companies and we continue to make substantial product development investments. Our portfolio companies and we may experience delays in releasing new products and product enhancements in the future. Such material delays may cause customers to forego purchases of products and/or purchase those of our competitors. Technological advances in new energy products and improvements in existing technologies and power supplies may render our technologies and the technologies of our portfolio companies obsolete.

We may not be able to protect our patents and intellectual property

Patent and trade secret rights are of material importance to us and to our portfolio companies. No assurance can be given as to the issuance of patents or, if so issued, as to their scope. Patents granted may not provide meaningful protection from competitors. Even if a competitor's products were to infringe patents owned by us, or our portfolio companies, it would be costly to pursue an enforcement action and would divert funds and resources which otherwise could be used in operations. Furthermore, there can be no assurance that an enforcement action would be successful. In addition, there is no assurance that we, or our portfolio companies, will not infringe patent or intellectual property rights of third parties. Such infringement could be costly and cause delays in product development and introduction. In addition to our patent rights, we also rely on treatment of our technology as trade secrets and upon confidentiality agreements. These agreements may be breached, and we may not have adequate remedies for any breach.

Our share price could be subject to extreme price fluctuations, and shareholders could have difficulty trading shares

The markets for high technology companies in particular have been volatile, and the market price of our common stock, which is traded on the Nasdaq National Market under the symbol MKTY, may be subject to significant fluctuations. Fluctuations could be in response to operating results, announcements of technological innovations or new products by us, our portfolio companies, or by our competitors, patent or proprietary rights developments, and market conditions for high technology stocks in general. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These market fluctuations, as well as general economic conditions, may adversely affect the market price of our common stock.

General economic conditions may affect investors' expectations regarding our financial performance and adversely affect our stock price

Certain industries in which we, or our portfolio companies sell products, such as the energy and semiconductor industry, are highly cyclical. In the future, our results may be subject to substantial period-to-period fluctuations as a consequence of the industry patterns of our customers, general or regional economic conditions, and other factors. These factors may also have a material adverse effect on our business, operating results and financial condition.

Current shareholders may be diluted

If we raise additional funds through the sale of equity or convertible debt securities, current shareholders' percentage ownership will be reduced. In addition, these transactions may dilute the value of common stock outstanding. We may have to issue securities that may have rights, preferences and privileges senior to our common stock. We cannot assure current shareholders that we will be able to raise additional funds on terms acceptable to us, if at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which would have a material adverse effect on our business, results of operations and financial condition.

We are dependent on continued government funding for new energy research and development

A large percentage of the revenue of our portfolio companies is from government contracts. The loss of such contracts could adversely affect our financial condition. We believe that government funding for areas of research and development activities of our portfolio companies will continue without reduction, however, we cannot assure that this funding will not be reduced in the future.

There may be conflicts of interest among the Company, its officers, directors, its portfolio companies and its majority shareholder

Some of the Company's officers and directors serve as officers or directors of one or more of the Company's portfolio companies. Some of the Company's officers and directors also serve as officers and directors of the Company's majority shareholder. As a result, the Company, the Company's officers and directors, the Company's portfolio companies and the Company's majority shareholder may face potential conflicts of interest with each other and with its stockholders. Specifically, the Company's officers and directors may be presented with situations in their capacity as officers or directors of one of the Company's portfolio Companies or as officers and directors of the Company's majority shareholder that conflict with their obligations as officers or directors of the Company.

Anticipated growth in new energy will strain the Company's managerial, operational, and financial resources

The Company is focused on developing and expanding its new energy initiative. In doing so, the Company has expended substantial managerial, operational, and financial resources, which have, at times, placed significant strains on its managerial, operational, and financial resources. As the Company continues to develop and expand its new energy strategy, it will be required to manage multiple relationships with strategic partners and other third parties. Further growth of the Company or its strategic relationships may increase these strains, and may hinder its ability to rapidly implement its business plan.

We face intense competition

A variety of companies compete in accelerating new energy companies and technologies, test and measurement instrumentation and in the businesses in which our portfolio companies are engaged. We expect competition to intensify greatly as the need for new energy alternatives and precision instrumentation becomes more apparent and continues to increase. Some of our competitors, and the competitors of our portfolio companies, are well established and have substantially greater managerial, technical, financial, marketing and product development resources. Additional companies, both large and small, are entering the markets in which we compete. There can also be no assurance that current and future competitors will not be more successful in the markets in which we compete than we have been, or will be in the future. There can be no assurance that we will be successful in such a competitive environment.

Competition for key personnel in our industries is intense

Our success will depend, in large part, upon our ability to attract, motivate and retain highly qualified scientists and engineers, as well as highly skilled and experienced management and technical personnel. Competition for these personnel is intense, and there can be no assurance that we will be successful in attracting, motivating or retaining key personnel. Our success depends to a significant extent upon a number of key employees, including members of senior management. The loss of the services of one or more of these key employees could have a material adverse effect on our plans for expansion in the future.

Our business is under the significant control of our directors, officers, and their affiliates

As of September 30, 2000, our officers, directors, and their affiliates, beneficially own approximately 44% of our outstanding common stock; and First Albany Companies Inc. holds approximately 34% of the outstanding common stock. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

Operations Sold or Discontinued

Ling Electronics, Inc. and Ling Electronics, Ltd. ("Ling") were sold on October 21, 1999 to SatCon in exchange for 770,000 shares of SatCon common stock (which stock had a market value of approximately $6.7 million on the transaction date). Ling, of Anaheim, California, designed, manufactured, and marketed electro-dynamic vibration test systems, high-intensity-sound transducers, power conversion equipment and power amplifiers used to perform reliability testing and stress screening during product development and quality control. This mode of testing is used by industry and the military to reveal design and manufacturing flaws in a broad range of precision products, from satellite parts to computer components. Ling products for power and frequency conversion and "clean power" applications include systems capable of output up to 432 kVA.

The sale of the Company's Technology Division, the sole component of the Technology segment, to NYFM, Incorporated (a wholly-owned subsidiary of Foster-Miller, Inc., a Waltham, Massachusetts-based technology company) was completed on March 31, 1998. Accordingly, the Company no longer includes Technology among its reportable business segments. The Technology Division is reported as a discontinued operation as of December 26, 1997, and the consolidated financial statements have been restated to report separately the net assets and operating results of the business. The Company's prior year financial statements have been restated to conform to this treatment. See Note 18 of the Notes to Consolidated Financial Statements referred to in Item 8 below.

On September 30, 1997, the Company sold all of the assets of its L.A.B. Division to Noonan Machine Company of Franklin Park, IL. The Company received $2.6 million in cash and two notes, totaling $650 thousand, from Noonan Machine Company. The purchaser has requested that the principal amount of the $250 thousand note be reduced to reflect the resale value of certain assets of L.A.B. The Company is enforcing its rights with respect to the note. The net proceeds from the sale were used to pay down all outstanding debt on September 30, 1997 and build working capital. The sale of L.A.B. resulted in a $2.0 million gain, which was recorded in the fourth quarter of fiscal year 1997.

The L.A.B. Division designed, manufactured, and marketed mechanically and hydraulically-driven test systems for package and product reliability testing. Among other uses, this equipment simulates the conditions a product will encounter during transportation and distribution including shock, compression, vibration and impact. This type of testing is widely conducted by businesses involved in product design, packaging and distribution.

Backlog

The backlog of orders believed to be firm as of September 30, is $1.9 million and $2.1 million ($1.1 million of which relates to Ling, which was sold on October 21, 1999) for 2000 and 1999, respectively. The backlog relates to contracts awarded by commercial customers or government agencies.

Employees

The total number of employees of Mechanical Technology and its subsidiaries was 59 as of September 30, 2000, as compared to 104 as of September 30, 1999. This reduction in employees is primarily due to the sale of Ling on October 21, 1999.

Fiscal 2000 employees reflect the strategic development of a new executive team and staff for Mechanical Technology as the Company stepped up its involvement in new energy. Executives and staff were chosen for their acumen, ability and experience in areas critical to the execution of the Company's core business strategy. The backgrounds of the Company's officers are more fully detailed under the Executive Officers Section of Item 1.

Significant Customers

Significant customers information is set forth in Note 20 of the Notes to Consolidated Financial Statements referred to in Item 8 below and incorporated herein by reference.

Executive Officers

The executive officers of the registrant (all of whom serve at the pleasure of the Board of Directors), their ages, and the position or office held by each, are as follows:
Position or Office	Name	Age

Chief Executive Officer and Director	George C. McNamee	54

President and Chief Technology Officer	William P. Acker	39

Vice President and Chief Marketing Officer	Judith A. Barnes	52

Vice President of Business Development	James T. Bunch	29

Vice President of Corporate Development	Catherine S. Hill	38

Vice President and Chief Financial Officer	Cynthia A. Scheuer	39

Mr. McNamee has been a Director and Chairman of the Company's Board since 1996, and Chief Executive Officer since April 1998. Mr. McNamee is and has been the Chairman of the Board of First Albany Companies, Inc. ("FAC") since 1985 and its Co-Chief Executive Officer since 1994 (see "Securities Ownership of Certain Beneficial Owners" in Item 10 below). Mr. McNamee also serves as Chairman of the Board of Plug Power Inc., a position he has held since Plug Power was formed in 1997. He is a member of the Board of Directors of MapInfo Corporation and The Meta Group, Inc. He is on the Board of Directors of the New York Stock Exchange, and the New York Conservation Education Fund.

Dr. Acker was appointed President of the Company in June 2000. From 1997 to June 2000, Dr. Acker was Vice President of Technology and Product Development at Plug Power, Inc., a manufacturer of residential fuel cells founded as a joint venture of the Company and DTE Energy. Before his tenure at Plug Power, Dr. Acker joined Texaco in 1990 and served in numerous management positions, including Global Manager for Engineering and Product Testing from 1996 to 1997, where he was responsible for the development of energy products and was involved in the formation of Texaco's strategic business direction.

Dr. Barnes had a consulting practice from 1971 until March 2000, when she joined the Company as Vice President and Chief Marketing Officer. She provided services in marketing, advertising, management communication and technical communication to clients in business and industry, finance, the arts, education, healthcare, retailing and entertainment. Dr. Barnes is and has been an adjunct professor in the Lally School of Management and Technology at Rensselaer Polytechnic Institute, where she has taught in its graduate and executive programs since 1990.

Mr. Bunch, who joined the Company as Vice President of Business Development in June 2000, has worked in the energy sector as an equity research analyst. He evaluated international integrated and Russian oil companies with Goldman, Sachs in New York from 1993 to 1995 and London from 1997 to 1998. From 1996 to 1997, he worked in Moscow with Renaissance Capital, a Russian investment bank, where he was involved in the sale of part of one of Russia's largest integrated oil and gas companies to a leading international petroleum company. Mr. Bunch also worked with the Boston Consulting Group in London during the summer of 1999, while completing his MBA from Harvard University, which he received in May 2000.

Ms. Hill, who joined the Company in March of 2000 as Vice President of Corporate Development, has focused on counseling high technology start-up firms throughout her career, first at Wilmer, Cutler & Pickering in Washington, D.C. from 1990 through 1996, and then at Whiteman, Osterman, Hanna in Albany, New York from 1997 to 1999. She was instrumental in forming Plug Power and in developing and implementing its early strategic relationships. From 1999 until she joined the Company, Ms. Hill worked as outside general counsel for a number of start-up internet and software companies.

Ms. Scheuer was appointed Vice President and Chief Financial Officer of the Company in November 1997. Prior to joining the Company, she was a Senior Business Assurance Manager at PricewaterhouseCoopers L.L.P, where she was employed from 1983 to 1997. From 1989 to 1997, she was a Senior Business Assurance Manager responsible for the planning and delivery of audit and financial consulting services to a diverse group of clients in manufacturing, high technology, retailing and government.

Other Key Employees

Mr. Chaves has been Vice President and General Manager of MTI Instruments, Inc., a majority-owned subsidiary of the Company, since March 2000. He was Vice President and General Manager of the Company's Advanced Products Division from 1987 to March 2000, and Vice President and General Manager of the Company's L.A.B Division from January 1994 until it was sold in September 1997. Previously, he served as Manager of Corporate Marketing for the Company from 1981 to 1987.

ITEM 2: PROPERTIES

The Company leases property in New York and, prior to the sale of Ling in October 1999, leased space in California. In management's opinion, the facilities are generally well-maintained and new facilities are being evaluated to support the new energy segment and corporate offices. The new energy segment has offices and laboratories in the MTI Instruments' facility.

The Company leases approximately 2,800 square feet for its corporate headquarters in Albany, New York. The lease is month to month. The Company's majority-owned subsidiary, MTI Instruments, Inc., leases a facility of approximately 20,700 square feet of office and manufacturing space in Albany, New York. The lease expires on November 30, 2009.

ITEM 3: LEGAL PROCEEDINGS

At any point in time, the Company and its subsidiaries may be involved in various lawsuits or other legal proceedings; these could arise from the sale of products or services or from other matters relating to its regular business activities, compliance with various governmental regulations and requirements, or other transactions or circumstances. The Company does not believe there are any such proceedings presently pending, which could have a material adverse effect on the Company's financial condition except for the matters described in Note 16 of the Notes to Consolidated Financial Statements referred to in Item 8 below incorporated herein by reference.

On September 9, 1998, Barbara Lawrence, the Lawrence Group, Inc.

("Lawrence"), and certain other Lawrence-related entities ("Plaintiffs") filed suit in the United States Bankruptcy Court for the Northern District of New York against First Albany Corporation, Mechanical Technology, Dale Church, Edward Dohring, Alan Goldberg, George McNamee, Beno Sternlicht, Marty Mastroianni (former President and Chief Operating Officer of MTI), and 33 other individuals ("Defendants") who purchased a total of 820,909 shares of the Company's stock from the Plaintiffs. The case concerns the Defendants' 1997 purchase of Mechanical Technology shares from the Plaintiffs at the price of $2.25 per share. FAC acted as Placement Agent for the Defendants in the negotiation and sale of the shares and in proceedings before the Bankruptcy Court for the Northern District of New York, which approved the sale in September 1997. Plaintiffs claim that the Defendants failed to disclose material inside information concerning Plug Power, LLC to the Plaintiffs and therefore the $2.25 per share purchase price was unfair. Plaintiffs are seeking damages of $5 million plus punitive damages and costs. In April 1999, Defendants filed a motion to dismiss the amended complaint, which was denied by the Bankruptcy Court. On appeal in October 2000, Plaintiffs' cause of action was dismissed by the United States District Court for the Northern District of New York. In November 2000, Plaintiffs filed an appeal of that dismissal with the United States Court of Appeals for the Second Circuit. That appeal is presently pending.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the registrant's security holders during the fourth quarter of fiscal 2000.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

Price Range of Common Stock

On April 16, 1999, the stock began trading on the Nasdaq National Market under the symbol MKTY. From August 1994 through April 15, 1999, the Company's stock traded on the over-the-counter market under the symbol MKTY on the OTC Bulletin Board. Set forth below are the highest and lowest prices at which shares of the Company's common stock have been traded during each of the Company's last two fiscal years.

	Prices as Adjusted to Effect for Stock Splits High Low
Fiscal Year 2000
First Quarter	$11.667	$4.917
Second Quarter	33.667	6.333
Third Quarter	24.333	7.625
Fourth Quarter	16.500	8.625

Fiscal Year 1999
First Quarter	$ 1.917	$1.500
Second Quarter	4.667	1.778
Third Quarter	10.000	2.648
Fourth Quarter	11.854	7.792

Number of Equity Security Holders

As of December 19, 2000, the Company had approximately 482 holders of its $1.00 par value common stock. In addition, there are approximately 3,466 beneficial owners holding stock in "street" name.

Dividends

The payment of dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Company. The Company has never paid and does not anticipate paying dividends in the foreseeable future.

ITEM 6: SELECTED FINANCIAL DATA

The following table sets forth summary financial information regarding Mechanical Technology for the years ended September 30, as indicated:
Statement of Earnings Data (In thousands, except per share data)
	2000	1999	1998	Restated[4] 1997	Restated[4] 1996
Net Sales	$ 5,547	$ 12,885	$ 21,028	$ 24,102	$ 22,755
Gain on Sale of Subsidiary/Division	1,262	-	-	2,012	750
(Loss) Income from Continuing Operations before Income Taxes, Equity in Investee Losses and Extraordinary Item	(4,917)	(1,329)	(1,800)	3,031	673
Equity in Investee Losses, Net of Tax Benefit	(15,849)	(9,363)	(3,806)	(330)	-
(Loss) Income from Continuing Operations before Extraordinary Item	(18,839)	(10,729)	(2,031)	2,558	598
Income (Loss) from Discontinued Operations, Net of Taxes	243	41	(2,285)[2]	(545)	3,150
Extraordinary Item - Gain on Extinguishment of Debt, Net of Taxes	-	-	-	2,507	-
Net (Loss) Income	$(18,596)	$(10,688)	$ (4,316)	$ 4,520	$ 3,748
Basic and Diluted Earnings Per Share[1,3]
(Loss) Income from Continuing Operations before Extraordinary Item	$ (0.54)	$ (0.31)	$ (0.07)	$ 0.09	$ 0.03
Income (Loss) from Discontinued Operations	.01	-	(0.08)	(0.02)	0.17
Extraordinary Item	-	-	-	0.09	-
Net (Loss) Income	$ (0.53)	$ (0.31)	$ (0.15)	$ 0.16	$ 0.20
Weighted Average Shares Outstanding and Equivalents[1]	35,236,278	33,991,590	28,730,016	27,447,528	18,930,282
Balance Sheet Data:
Working Capital	$ (24,293)	$ 18,662	$ 5,779	$ 7,696	$ 7,086
Investments, at Equity	64,356	8,710	1,221	27	-
Investments, at Cost	6,050	-	-	-	-
Total Assets	77,266	31,780	21,128	14,003	13,481
Total Long-Term Debt	-	-	-	-	5,508
Total Shareholders' Equity	45,029	27,786	11,124	8,213	2,164

_________________________________

1Earnings per share information has been retroactively adjusted to reflect both the April 3, 2000 3-for-1 and the April 30, 1999 3-for-2 stock splits.

2Includes a net charge of $1,769 related to the discontinuance of the Company's Technology Division and a $516 loss from operations prior to discontinuance.

3Earnings per share for 1997 and 1996 have been restated to comply with SFAS No. 128, "Earnings per Share."

4Prior years have been restated to reflect the Technology and Defense/Aerospace segments as discontinued operations. (See Note 18 of the Notes to Consolidated Financial Statements.)

There were no cash dividends on common stock declared for any of the periods presented.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Results of Operations: 2000 in Comparison with 1999

The following three paragraphs summarize significant organizational changes, which impact the comparison of September 30, 2000 and 1999 results of operations:

The Company is developing new energy technologies and takes majority and sometimes minority positions in companies involved in new energy technologies. As of September 30, 2000, the Company has holdings in the following three new energy companies: Plug Power Inc., SatCon Technology Corporation and Beacon Power Corporation.

On October 21, 1999, the Company created a strategic alliance with SatCon Technology Corporation ("SatCon"). SatCon acquired Ling Electronics, Inc. and Ling Electronics, Ltd. ("Ling") from the Company and the Company agreed to invest approximately $7 million in SatCon. In consideration for the acquisition of Ling and the Company's investment, the Company received 1,800,000 shares of SatCon's common stock and warrants to purchase an additional 100,000 shares of SatCon's common stock. SatCon also received warrants to purchase 300,000 shares of the Company's common stock (after the effects of the Company's 3-for-1 stock split).

On May 23, 2000, the Company purchased preferred stock and received warrants to purchase common stock and the right to receive additional warrants to purchase common stock if there was an initial public offering ("IPO"), from Beacon Power Corporation, in exchange for $6 million in cash. In August 2000, the Company exercised its 12,000 warrants. At September 30, 2000, the Company owned 1,428,571 shares of Beacon Power Class F Preferred Stock and 12,000 shares of common stock. On November 17, 2000, Beacon Power completed its initial public offering of its common stock, and the warrant terms were set for the purchase of 1,333,333 shares of common stock at an exercise price of $2.25 per share, exercisable as of November 17, 2000. The warrants expire May 23, 2005. Immediately prior to its IPO, Beacon Power converted its preferred stock to common stock and completed a 2-for-1 stock split. The Company exercised the warrants, on a cash-less basis, on December 20, 2000 and received 985,507 shares of Beacon Power common stock. After the exercise of the warrants, the Company owned 3,866,949 shares, approximately 10%, of Beacon Power common stock.

The following is management's discussion and analysis of certain significant factors, which have affected the Company's results of operations for the year ended September 30, 2000 compared to the year ended September 30, 1999.

Sales for fiscal 2000 totaled $5.5 million compared to $12.9 million for the prior year, a decrease of $7.3 million or 56.9%. This decrease is primarily due to the October 21, 1999 sale of Ling, which had sales of $8.4 million in 1999 and $.14 million in 2000 prior to the sale. Annual sales for MTI Instruments, Inc. ("MTI Instruments"), now a separate

Results of Operations: 2000 in Comparison with 1999 (Continued)

subsidiary but formerly the Advanced Products Division, were $5.4 million for fiscal 2000, an increase of $.9 million over fiscal 1999 sales due primarily to marketing efforts for a new wafer thickness gauge product line and increased sales of capacitance products in the Pacific Rim and Japan.

Gross profit increased to 53.6% of sales in fiscal 2000 from 36% of sales in fiscal 1999. Gross profits increased in 2000 due to the sale of Ling which had lower gross profits.

Selling, general and administrative expenses for fiscal 2000 were 87.7% of sales, as compared to 38.4% in 1999. Higher levels of selling, general and administrative expenses as a percentage of sales for fiscal 2000, resulted from the 56.9% decrease in sales coupled with the costs of building a management team to implement the new energy business strategy. Selling, general and administrative expenses decreased $.85 million from 1999 to 2000.

Product development and research costs during fiscal 2000 were 36.7% of sales, compared to 8.6% for 1999. Development costs increased $.9 million from 1999 to 2000, reflecting MTI Instruments' commitment to developing both its new wafer thickness gauge product line and its OEM products.

The operating loss of $3.9 million for the year ended September 30, 2000 represents a $2.5 million or 178.9% increase from the $1.4 million operating loss reported during the same period last year. The increase is the result of increased research and development efforts coupled with increased management focus on implementing the new energy business strategy.

Results during fiscal 2000 were reduced by higher interest expense of $1.9 million compared to $.100 million in 1999. This increase results primarily from increased debt used to fund purchases of Plug Power, Beacon Power and SatCon stock and working capital requirements.

The Company recorded a $15.8 million loss, net of tax, from the recognition of the Company's proportionate share of losses in equity investees compared to a $9.4 million loss, net of tax, in 1999.

Equity in investee losses result from the Company's minority ownership in certain investments that are accounted for under the equity method of accounting. Under the equity method of accounting, the Company's proportionate share of each investee's operating losses and amortization of the Company's net excess investment over its equity in each investee's net assets is included in equity in investee losses. Equity in investee losses for the year ended September 30, 2000 includes the results from the Company's minority ownership in Plug Power and SatCon. Equity in investee losses for the year ended September 30, 1999 included the results from the Company's minority ownership in Plug Power. The Company expects these companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

Results of Operations: 2000 in Comparison with 1999 (Continued)

Equity in investee losses includes a loss, before taxes, from Plug Power of $23.1 million in 2000 compared to $9.4 million in 1999. This $13.8 million increase in losses is primarily the result of Plug Power expanding business operations including costs to develop and prototype residential fuel cell units. Equity in investee losses in 2000 also includes our proportionate share of losses from SatCon of $.9 million and embedded difference (the difference between the carrying value of the Company's investment and its interest in the underlying equity) amortization of $2.1 million. Our investment in SatCon is accounted for on a one-quarter lag and includes results of SatCon through June 30, 2000. The Company acquired its investment in SatCon during fiscal 2000.

The tax rate for fiscal 2000 is (39.2%) compared to 0% in 1999. The fiscal 2000 tax rate is due to losses generated by operations and changes in deferred tax liabilities associated with the accounting for holdings in and recognition of the Company's proportionate share of losses from Plug Power and SatCon. Further, as a result of ownership changes in 1996, the availability of net operating loss carryforwards to offset future taxable income will be significantly limited pursuant to the Internal Revenue Code.

Results of Operations: 1999 in Comparison with 1998

The following three paragraphs summarize significant organizational changes, which impact the comparison of September 30, 1999 and 1998 results of operations:

On June 27, 1997, the Company and Edison Development Corp. ("EDC"), a subsidiary of DTE Energy Co. formed a joint venture, Plug Power LLC ("Plug Power") to further develop the Company's Proton Exchange Membrane ("PEM") Fuel Cell technology. In exchange for its contribution of employees, contracts, intellectual property and certain other assets that had comprised the fuel cell research and development business activity of the Technology segment (the assets of which had a net book value of $357 thousand), the Company received a 50% interest in Plug Power. EDC made an initial cash contribution of $4.75 million in exchange for the remaining 50% interest in Plug Power. The Company's investment in Plug Power is included in the balance sheet caption "Investments, at equity."

Since Plug Power was formed in 1997, the Company, EDC and other investors have contributed substantial amounts of cash and other assets to Plug Power. Contributions, both cash and non-cash, to Plug Power by the Company totaled $20.7 million as of September 30, 1999 and increased to $41.2 million as of Plug Power's Initial Public Offering ("IPO") date. After Plug Power's IPO, the Company owned 13,704,315 shares or approximately 31.9% of outstanding Plug Power stock.

The sale of the Company's Technology Division, the sole component of the Technology segment, to NYFM, Incorporated (a wholly-owned subsidiary of Foster-Miller, Inc., a Waltham, Massachusetts-based technology company) was completed on March 31, 1998. Accordingly, the Company no longer includes Technology among its reportable business segments. The Technology Division is reported as a discontinued operation as of December 26, 1997, and the consolidated financial statements have been

Results of Operations: 1999 in Comparison with 1998 (Continued)

restated to report separately the net assets and operating results of the business.

The following is management's discussion and analysis of certain significant factors, which have affected the Company's results of operations for the years ended September 30, 1999 compared to 1998. This discussion relates only to the Company's continuing operations.

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

Selling, general and administrative expenses for fiscal 1999 were 38.4% of sales, as compared to 27.6% in 1998. Higher levels of general and administrative expenses as a percentage of sales for fiscal 1999 resulted primarily from the 38.7% decrease in sales. Actual selling, general and administrative expenses decreased $.863 million from 1998 to 1999.

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

Results during fiscal 1999 were adversely affected by the sales decrease. Further, as a result of ownership changes in 1996, the availability of net operating loss carryforwards to offset future taxable income will be significantly limited pursuant to the Internal Revenue Code.

Liquidity and Capital Resources

At September 30, 2000, the Company's order backlog was $1.9 million, compared to $1 million (excluding $1.1 million in backlog for Ling which was sold on October 21, 1999) for the prior year.

Inventory and accounts receivable turnover ratios and their changes for the years ended September 30 are as follows:

	2000	1999	Change
Inventory	2.1	2.1	-
Accounts receivable	7.5	4.0	3.5

Liquidity and Capital Resources (Continued)

The change in the accounts receivable turnover ratio is the direct result of the sale of Ling on October 21, 1999. Although there was no net change in the inventory turnover ratio, the ratio increased due to higher sales in MTI Instruments, while maintaining lower inventory levels throughout most of fiscal 2000, and decreased because of the sale of Ling on October 21, 1999.

Inventories in fiscal 2000 of $1.2 million reflect inventory levels for MTI Instruments required to support expected first quarter sales. Additionally, accounts receivable decreased by $3.2 million in fiscal 2000 primarily due to the sale of Ling.

Cash flow used by continuing operations was $3.9 million in 2000 compared with $2.3 million used in 1999 and $.5 million provided in 1998. Cash flow from operating activities was impacted in 2000 and 1999 by operating losses and 1998 was impacted by positive operating income and fluctuations in working capital components.

Working capital was ($24.3) million at September 30, 2000, a $43 million decrease from $18.7 million at September 30, 1999. This decrease reflects the sale of Ling in October 1999 and its impact on working capital items, as well as the investment in SatCon ($7.07 million) and Beacon Power ($6.05 million) and the classification of the $27 million line of credit balance as current.

Capital expenditures were $.3 million for 2000, $2.7 million for 1999, and $3.2 million for 1998. The capital expenditures in 2000 were in accordance with the lower level of planned expenditures including leasehold improvements, computers and manufacturing equipment. Capital expenditures in 2001 are expected to approximate $1.9 million, which consists of expenditures for facility fit-up and computer and manufacturing equipment. The Company expects to finance these expenditures with cash from operations and other financing sources.

Cash and cash equivalents were $1.5 million at September 30, 2000 compared to $5.9 million at September 30, 1999. Investments in marketable debt securities were $0 at September 30, 2000 compared to $7.9 million in the prior year. These decreases are primarily attributable to new energy technology investments made by the Company in Beacon Power and SatCon.

The $50 million Credit Agreement, as amended, was reduced to $30 million ("the $30 million Credit Agreement, as amended"). Concurrent with this amendment, KeyBank, N.A. permanently waived all covenant violations related to the minimum price of Plug Power common stock and the Company made a principal reduction of $3 million, bringing the loan balance to $25.2 million as of the amendment date. Additional borrowings are available when the Plug Power stock price is above $20 per share.

The Company has pledged 8 million shares of Plug Power common stock as collateral. In addition, the Company entered into a Put and Call with First Albany Companies, Inc. ("FAC") to provide independent credit support for repayment of the loan ("FAC Credit Enhancement"). The FAC Credit Enhancement provides FAC with the option, if the price of Plug Power stock falls to $4 per share, to either purchase 6.3 million Plug Power shares pledged as collateral on the loan or take an assignment of KeyBank N.A.'s rights under the Credit Agreement, as amended. The FAC Credit Enhancement may be triggered in the event of a default and the FAC Credit Enhancement expires on April 27, 2001 and may be renewed by Liquidity and Capital Resources (Continued)

the Company and FAC on a monthly basis upon mutually agreeable terms.

Upon expiration of the FAC Credit Enhancement, if Plug Power stock is trading below $20 per share the loan is immediately due and payable. Mandatory repayments on any outstanding balance in excess of $25.2 million would be required if the Plug Power stock price declines below $16 per share while the FAC Credit Enhancement is in place. After FAC Credit Enhancement expires, mandatory repayments on any outstanding balance would be required if the Plug Power stock price is below $20 per share. The Company is obligated to make interest only payments through March 15, 2002, and upon exercise of a term loan option at the end of the line of credit term, to repay the principal in 8 equal quarterly installments beginning March 31, 2002. Interest is payable monthly at either the Prime Rate or if certain performance standards are achieved, based on both the trading volume and market price of Plug Power common stock, at LIBOR based rates. On September 30, 2000, $27 million of debt was outstanding at Prime (9.5%)and classified as short term. If the line of credit is due and payable upon expiration of the FAC Credit Enhancement on April 27, 2001, the Company may need to sell assets including certain investments to fund this obligation.

On December 27, 2000, the Company entered into two bridge loan agreements with FAC. The first loan was for $945 thousand and was used to pay the purchase price for the FAC Credit Enhancement. The Company has pledged 200,000 shares of Plug Power common stock as collateral. The second loan is for $5 million, $3 million of which was used to make the principal loan repayment to KeyBank, N.A. and the remaining $2 million will be used for working capital. The Company pledged 1 million shares of Plug Power common stock as collateral. Both loans bear interest at the Prime Rate (9.5% at December 27, 2000) and both interest and principal are due on January 3, 2002. Upon mutual agreement of FAC and the Company, the loans may be converted to equity prior to maturity.

As of December 27, 2000, the $30 million Credit Agreement, as amended, requires the Company to meet certain covenants, including maintenance of a debt service reserve account (equal to 6 months of interest payments on outstanding debt, amounting to $1.142 million at September 30, 2000) and a collateral coverage ratio, the FAC Credit Enhancement, and a minimum Plug Power share price. All other covenants in the previous KeyBank, N.A. credit agreements were eliminated in connection with this financing.

The reduction in net assets of discontinued operations to a net liability of $.2 million reflects the collection of receivables, settlement of liabilities and the reversal of accruals for discontinued operations in the fourth quarter of fiscal 2000. The sale of the Technology Division was completed as of March 31, 1998.

The Company anticipates that it will be able to meet the liquidity needs of its continuing operations, including the repayment of its line of credit in April 2001 if the FAC Credit Enhancement is not extended, for the next year from current cash resources, cash flow generated by operations, borrowings under its bridge loans from FAC, equity financings, and sale of assets, if deemed appropriate. However, there can be no assurance that the Company will not require additional financing within this time frame or that any additional financing will be available to the Company on terms acceptable to the Company, if at all.

Liquidity and Capital Resources (Continued)

As of September 30, 2000, the Company has investments in the following securities:

Plug Power Inc. 13,704,315 shares

SatCon Technology Corporation 1,800,000 "

Beacon Power Corporation (a) 3,866,649 "

  As of December 20, 2000, subsequent to its initial public offering on November 17, 2000, a 2-for-1 stock split immediately prior to its IPO and Mechanical Technology's exercise, on December 20, 2000, of warrants on a cash-less basis.

These securities are currently traded on the Nasdaq National Market, therefore these securities are subject to stock market conditions and in Beacon Power's case, an underwriter's lockup prohibiting the sale of securities until May 17, 2001. Due to the Company's significant ownership positions in each security, most of these securities will be considered "restricted securities" as defined in Rule 144 and may be sold in the future without registration under the Securities Act subject to compliance with the provisions of Rule 144. Generally, restricted securities that have been owned for a period of at least two years may be sold immediately after an investee has an initial public offering ("IPO"). Restricted securities that have been owned for at least one year may be sold immediately after the completion of an IPO subject to the volume limitations of Rule 144.

In general, and where the Company is deemed an affiliate like in the case of Plug Power, under Rule 144 as currently in effect, assuming the investees are current in public filings with the Securities Exchange Commission, a person who has beneficially owned shares for at least one year is entitled to sell, through a broker's transaction or in a transaction directly with a market maker, within any three-month period commencing 90 days after the date of the completion of an IPO, a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock of the investee, or the average weekly trading volume of the common stock during the four calendar weeks preceding the date on which notice of such sale is filed, subject to certain restrictions.

Liquidity and Capital Resources of Investments, at Equity

As disclosed in Plug Power's most recent Form 10-Q filed for the period ended September 30, 2000:

Plug Power's cash requirements depend on numerous factors, including completion of its product development activities, ability to commercialize residential fuel cell systems, market acceptance of its systems and other factors. Plug Power expects to devote substantial capital resources to continue its development programs directed at commercializing its fuel cell systems for worldwide residential use, to hire and train its production staff, develop and expand its manufacturing capacity, begin production activities and expand research and development activities. Plug Power will pursue the expansion of its operations through internal growth and strategic acquisitions and expect such activities will be funded from its existing cash and cash equivalents, issuance of additional equity or debt securities, or additional borrowings subject to market and other conditions. There can be no assurance that such additional financing will be available on Liquidity and Capital Resources of Investments, at Equity (Continued)

terms acceptable to Plug Power or at all. Failure to raise the funds necessary to finance future cash requirements or consummate future acquisitions could adversely affect Plug Power's ability to pursue its strategy and could negatively affect operations in future periods. Plug Power anticipates incurring substantial additional losses over at least the next several years and believes its current cash balances will provide it with sufficient capital to fund operations for at least the next twelve months.

As disclosed in SatCon's most recent Form 10-Q filed for the period ended June 30, 2000:

Since inception, SatCon has financed its operations and met its capital expenditure requirements primarily through the sale of private equity securities, public security offerings, borrowings on its line of credit and capital equipment leases.

SatCon anticipates that the existing $9.6 million in cash and cash equivalents will be sufficient to fund operations for at least the next twelve months. However, there can be no assurance that SatCon will not require additional financings within this time frame or that any additional financing, if needed, will be available to SatCon on terms acceptable to it, if at all.

Market Risk

Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates and equity prices.

At September 30, 2000, the Company had variable rate debt totaling $27 million. Interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows. The earnings and cash flow impact for the next year resulting from a one-percentage point increase in interest rates would be approximately $.270 million, holding other variables (debt level) constant.

The Company has performed a sensitivity analysis on its holdings of Plug Power and SatCon common stock. The sensitivity analysis presents the hypothetical change in fair value of those financial instruments held by the Company at September 30, 2000, which are sensitive to changes in interest rates. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-percentage point parallel shift in the yield curve. The fair values of the Company's holdings in marketable securities have been based on quoted market prices.

The Company's interests in Plug Power and SatCon are accounted for on the equity method. The fair market values, at September 30, 2000, of the Company's interests in Plug Power and SatCon are $510.5 and $64.4 million, respectively. If the market price on these interests decreased by ten percent, the fair value of the stocks would decrease by $51.05 and $6.44 million for Plug Power and SatCon, respectively.

Market Risk (Continued)

The Company also has an investment in Beacon Power, which is accounted for at cost. The fair market value of the Company's interest in 3,866,649 shares of Beacon Power common stock after the December 20, 2000 cash-less warrant exercise is $23.2 million based on the November 17, 2000 $6 per share IPO price. If the market price on the Beacon Power stock would decrease by ten percent, the fair value of the stock would decrease by $2.32 million.

ITEM 8: FINANCIAL STATEMENTS

The financial statements filed herewith are set forth on the Index to Consolidated Financial Statements on Page F-1 of the separate financial section which follows page 52 of this report and are incorporated herein by reference.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Executive Officers" in Item 1 of this Form 10-K Report is incorporated herein by reference.

DIRECTORS

At the Annual Meeting of Shareholders, to be held April 24, 2001, three Directors are to be elected, each to hold office until the expiration of his term and until a successor shall be elected and shall qualify. The Directors serve staggered terms.

Alan Goldberg, Walter Robb and Beno Sternlicht are nominated to serve three-year terms; Dale Church, Edward Dohring and David Eisenhaure are in the first year of three-year terms; George McNamee and Dennis O'Connor are in the second year of three-year terms. Management's nominees for Directors, together with certain information concerning them, are on the following pages.

Certain Information Regarding Nominees

Mr. Goldberg, 55, a Director since 1996, is with First Albany Companies, Inc. ("FAC") where he has been the President since 1993, Co-Chief Executive Officer since 1994 and a Director since 1985 (see "Securities Ownership of Certain Beneficial Owners", below). He has served as Chairman of the Board of Trustees of the Albany Institute of History and Art, and as Director and Chairman of the Center for Economic Growth and Director of the Albany Symphony Orchestra. He serves on the Board of Directors of SatCon Technology Corporation and Beacon Power Corporation.

Certain Information Regarding Nominees (Continued)

Dr. Robb, 72, a Director since 1997, has been a management consultant and President of Vantage Management, Inc., since 1993. Prior to that, Dr. Robb was with General Electric Company ("GE") in a number of executive positions. He was Senior Vice President for Corporate Research and Development from 1986 until his retirement on December 31, 1992, directing the GE Research and Development Center, one of the world's largest and most diversified industrial laboratories, and serving on GE's Corporate Executive Council. He has served on the Board of Directors of Plug Power Inc., since its formation in 1997, and is a Director of Cree Inc., Celgene Inc., and a number of other privately owned companies.

Dr. Sternlicht, 71, a Director since 1996 and a co-founder of the Company, has been President of Benjosh Management Corporation, a management firm in New York City, since 1976; President of Amcast since 1976; and President of Arben International,LLC, with offices in Moscow and New York City, since 1994. He has also served as Chairman of the Board of Comfortex Corp. since 1994. Dr. Sternlicht was a Director of the Company from 1961 to 1992, and prior to 1985 held a number of positions with the Company. At the time of his departure from the Company in 1985, he served as Technical Director and Vice Chairman of the Board of Directors. Dr. Sternlicht was one of the founders of VITA Volunteers in Technical Assistance, and has served on various advisory committees of NASA, DOE and the Commerce Department under Presidents Carter, Reagan and Bush, and served as an Advisor on Energy to PRL, Israel and India.

Certain Information Regarding Incumbent Directors

Mr. Church, 60, a Director since 1997, has practiced law in private practice, government, and corporate environments for over 30 years with specialties in U.S. and international government contracting, developing companies, mergers and acquisitions, and joint ventures. He has been the Chief Executive Officer of Ventures & Solutions LLC since 1996 and the Chairman and CEO of the Intelligent Inspection Corporation since 1999, and, prior to that time, was a partner in the law firm of McDermott, Will & Emery from 1993 to 1997. He served as General Counsel to the American Electronics Association from 1994 to 1998. His previous experience includes working for the U.S. Government's Central Intelligence Agency and Department of Defense and as corporate counsel to establish several companies in the Silicon Valley of California. He is a Trustee of the National Security Industrial Association and is a director of various private corporations.

Certain Information Regarding Incumbent Directors (Continued)

Mr. Dohring, 67, a Director since 1997, became President of MTI Instruments, Inc., a majority-owned subsidiary of the Company, on April 1, 2000. Mr. Dohring retired December 31, 1998 from Silicon Valley Group, Inc. ("SVG") where he had been Vice President since July 1992 and President of its SVG Lithography Systems, Inc. ("SVGL") unit since October 1994. From June 1992 to October 1994, he served as President of SVG's Track Systems Division. He joined SVG from Rochester Instrument Systems, Inc., where he served as President from April 1989 to June 1992. He also held management positions with General Signal, CVC Products, Bendix, Bell & Howell and Veeco Instruments. He is a member of the Board of Directors of many companies including Tropel Corporation and Tegal Corporation, and has served as a director of Semiconductor Equipment & Materials International (SEMI) and International Disc Equipment Manufacturers Association (IDEMA). He currently serves on the State University of New York Maritime College Board of Directors and is a trustee of the College.

Mr. Eisenhaure, 55, a Director since 2000, has served as President, Chief Executive Officer and Chairman of the Board of Directors of SatCon Technology Corporation ("SatCon") from 1985. Prior to founding SatCon, Mr. Eisenhaure was associated with the Charles Stark Draper Laboratory, Incorporated from 1974 to 1985, and with its predecessor, the Massachusetts Institute of Technology's Instrumentation Laboratory, from 1967 to 1974. In addition to his duties at SatCon, Mr. Eisenhaure holds an academic position at the Massachusetts Institute of Technology serving as a lecturer in the Department of Mechanical Engineering. He also serves on the Board of Directors of Beacon Power Corporation. Mr. Eisenhaure became a Director of the Company when he was selected by SatCon as its designee on the Company's Board of Directors pursuant to the agreements entered into in connection with the October 1999 transactions in connection with the strategic alliance between SatCon and the Company.

Mr. McNamee, 54, a Director and Chairman of the Company's Board since 1996, and Chief Executive Officer since April 1998. Mr. McNamee is and has been the Chairman of the Board of First Albany Companies, Inc. ("FAC") since 1985 and its Co-Chief Executive Officer since 1994 (see "Securities Ownership of Certain Beneficial Owners", below). Mr. McNamee also serves as Chairman of the Board of Plug Power Inc., a position he has held since Plug Power was formed in 1997. He is a member of the Board of Directors of MapInfo Corporation and The Meta Group, Inc. He is on the Board of Directors of the New York Stock Exchange, and the New York Conservation Education Fund.

Certain Information Regarding Incumbent Directors (Continued)

Mr. O'Connor, 61, a Director since 1993, is a registered patent attorney and from 1984 until his retirement in June 2000, was the Director of New Products and Technology for Masco Corporation, a diversified manufacturer of building, home improvement, and other specialty products for the home and family. He is a director of various private corporations. Mr. O'Connor originally became a Director of the Company when he was selected by Masco Corporation as its designee on the Company's Board of Directors pursuant to agreements entered into in connection with the 1992 transaction in which Masco sold 1,730,000 shares of the Company's common Stock to subsidiaries of the Lawrence Insurance Group, Inc., a former majority shareholder of the Company. The Lawrence Insurance Group, Inc. subsidiaries agreed to vote their shares to elect a designee of Masco to the Company's Board of Directors so long as Masco remained liable under a guarantee it had executed in connection with the Company's obligations under a line of credit. This Agreement with Masco terminated when Mr. Lawrence lost control of his shares in 1996. Furthermore, the guarantee was released on October 15, 1998 after the Company replaced its existing line of credit with a line of credit from KeyBank, N.A.

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

Based on Company records and other information, the Company believes that all SEC filing requirements applicable to its Directors and Officers with respect to the Company's fiscal year ended September 30, 2000 were complied with.

SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

First Albany Companies Inc. ("FAC"), 30 South Pearl Street, Albany, New York, 12207, are beneficial owners of 11,882,433 shares, or approximately 34%, of the outstanding common stock of the Company. Messrs. McNamee and Goldberg may be deemed the beneficial owners of at least a portion of the shares owned by FAC. Messrs. McNamee and Goldberg disclaim such beneficial ownership.

EMPLOYMENT AGREEMENTS

Dr. Judith A. Barnes, Vice President and Chief Marketing Officer will receive 100% of her base salary for 6 months if we terminate her employment without cause. For fiscal year 2000, her base annual salary is $175,000.

Dr. William P. Acker, President and Chief Technological Officer will receive 100% of his base salary and benefits for one year if we terminate him without cause. For fiscal year 2000, his base annual salary is $175,000.

EMPLOYMENT AGREEMENTS (Continued)

Ms. Catherine S. Hill, Vice President of Corporate Development will receive 100% of her base salary for 6 months if we terminate her employment without cause. For fiscal year 2000, her base annual salary is $150,000.

ITEM 11: EXECUTIVE COMPENSATION

Summary Compensation

The following tables set forth information with respect to the compensation and stock option grants for the fiscal year ended September 30, 2000 (and during the Company's two prior fiscal years), of each person who served as Chief Executive Officer during such year, and of all other persons who served as executive officers of the Company and other key employees during such year whose total annual compensation exceeded $100,000:

SUMMARY COMPENSATION TABLE
ANNUAL COMPENSATION LONG-TERM COMPENSATION
NAME AND POSITION OF PRINCIPAL	FISCAL YEAR	SALARY	BONUS	SECURITIES UNDER-LYING OPTIONS (#)	ALL OTHER COMP
Dr. William P. Acker, President & Chief Technology Officer	2000	$ 50,481	$ -	175,000	$ -
Dr. Judith A. Barnes, Vice President & Chief Marketing Officer	2000	$100,962	$62,500	140,000	$ -
James T. Bunch, Vice President of Business Development	2000	$ 45,769	$10,000	75,000	$ -
Denis P. Chaves, Vice President & General Manager MTI Instruments, Inc.	2000 1999 1998	$160,000 $160,000 $133,481	$25,000 $30,000 $33,500	300,450 292,950 202,950	$127,472(3) $ 6,523(2) $ 5,793(2)
Catherine S. Hill, Vice President of Corporate Development	2000	$ 86,539	$ -	215,000	$ -
George C. McNamee, Chief Executive Officer (1)	2000 1999 1998	$ - $ - $ -	$ - $ - $ -	120,000 90,000 None	$ - $ - $ -
Cynthia A. Scheuer, Vice President & Chief Financial Officer	2000 1999	$115,037 $103,849	$10,000 $10,000	107,500 112,500	$ 65,567(4) $ 4,235(2)

  Mr. McNamee was appointed Chief Executive Officer on April 15, 1998.

  Represents Company matching contributions of $1.00 for each $1.00 contributed by the named individual to the 401(k) Savings Plan up to a maximum of 4% of base pay.

  Includes gain on stock option exercises of $121,318 and Company matching contributions of $1.00 for each $1.00 contributed to the 401(k) Savings Plan up to a maximum of 4% of base pay totaling $6,154.
  Includes gain on stock option exercises of $61,006 and Company matching contributions of $1.00 for each $1.00 contributed to the 401(k) Savings Plan up to a maximum of 4% of base pay totaling $4,561.

OPTION GRANTS IN FISCAL 2000

	Individual Grants
Name	Number of Shares Underlying Options Granted	Percentage of Total Options Granted to Employees	Exercise Price (per share)	Expiration Date	Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term1 5%($) 10%($)
Dr. William P. Acker	175,0003	21.58%	$10.650	06/19/2010	$1,172,102	$2,970,338
Dr. Judith A. Barnes	105,0004 35,0005	12.95% 4.32%	$21.917 $12.963	03/07/2010 06/20/2010	$1,447,244 $ 285,322	$3,667,600 $ 723,061
James T. Bunch	75,0006	9.25%	$11.475	06/26/2010	$ 541,242	$1,371,615
Denis P. Chaves	30,0007	3.70%	$21.625	03/30/2010	$ 407,995	$1,033,940
Catherine S. Hill	105,0004 35,0005	12.95% 4.32%	$21.917 $12.963	03/07/2010 06/20/2010	$1,447,244 $ 285,322	$3,667,600 $ 723,061
George C. McNamee	30,0002	3.70%	$20.917	04/01/2010	$ 394,631	$1,000,073
Cynthia A. Scheuer	30,0007 10,0008	3.70% 1.23%	$21.625 $12.963	03/30/2010 06/20/2010	$ 407,995 $ 81,520	$1,033,940 $ 206,589

_______________

  Potential realizable value is based on the assumption that the common stock appreciates at the annual rate shown, compounded annually, from the date of grant until expiration of the 10-year term. These numbers are calculated based upon Securities and Exchange Commission requirements and do not reflect the Company's projection or estimate of future stock price growth. Potential realizable values are computed by multiplying the number of shares of common stock subject to a given option by the fair market value on the date of grant, assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table for the entire 10-year term of the option and subtracting from that the aggregate option exercise price.
  100% exercisable at grant.
  25% or 43,750 shares are exercisable each year beginning June 19, 2000.
  25% or 26,250 shares are exercisable each year beginning March 7, 2000.

  33.33% or 11,666 shares are exercisable each year beginning June 20, 2001.

  25% or 18,750 shares are exercisable each year beginning June 26, 2001.

  25% or 7,500 shares are exercisable each year beginning March 30, 2001.
  33.33% or 3,333 shares are exercisable each year beginning June 20, 2001.

Fiscal Year-End Option Values

Option Exercises and Option Values

The following table sets forth information concerning the number and value of unexercised options to purchase common stock of the Company held by the Named Executive Officers of the Company who held such options at September 30, 2000.

AGGREGATE OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUES

			Number of Securities Underlying Unexercised Options at Fiscal Year End (#)		Value of Unexercised In-the-Money Options at Fiscal Year End ($)(1)
Name	Shares Acquired On Exercise (#)	Value Real ($)	Exercisable	Unexercisable	Exercisable	Unexercisable
Dr. William P. Acker	-	-	43,750	131,250	$ 7,131	$ 21,394
Dr. Judith A. Barnes	-	-	26,250	113,750	$ -	$ -
James T. Bunch	-	-	-	75,000	$ -	$ -
Denis P. Chaves	22,500	$121,318	129,825	170,625	$1,256,466	$1,320,016
Catherine S. Hill	-	-	101,250	113,750	$ 406,585	$ -
George C. McNamee	-	-	120,000	-	$ 706,295	$ -
Cynthia A. Scheuer	45,000	$ 61,006	-	107,500	$ -	$ 627,596
  Based on the last reported sale price on the Nasdaq National Market on September 29, 2000, less the option exercise price.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

ON EXECUTIVE COMPENSATION

The Compensation Committee reviews and evaluates individual executive officers and determines the compensation for each executive officer. In general, compensation is designed to attract, retain and motivate a superior executive team, reward individual performance, relate compensation to Company goals and objectives and align the interests of the executive officers with those of the Company's stockholders.

Compensation for the Named Executive Officers during Fiscal 2000 included salary and bonus. Base salary was determined by reviewing the previous levels of base salary, base salaries paid by comparable companies to executives with similar responsibilities, perceived level of individual performance and the overall performance of the Company. No specific weight was given to any of these factors in the evaluation of base salaries because each of these factors was considered significant and the relevance of each varies depending on an officer's responsibilities.

REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD OF DIRECTORS

ON EXECUTIVE COMPENSATION (Continued)

For fiscal 2000, bonus amounts were based on the Named Executive Officers' specific contributions made during the year toward the Company's goals established at the beginning of the year. Bonus amounts are paid in cash generally during the first quarter after year-end. Stock options are also granted to executive officers based upon their specific responsibilities. The Compensation Committee believes that with current salary, bonus and stock option grants, which generally vest over a four-year period, the executive team is properly motivated to achieve the short and long-term goals of the Company.

The Budget Reconciliation Act of 1993 amended the Internal Revenue Code to add Section 162(m), which bars a deduction to any publicly held corporation for compensation paid to a "covered employee" in excess of $1 million per year. The Compensation Committee does not believe that this law will impact the Company because the current level of compensation for each of the Company's executive officers is well below the $1 million salary limitation. The Compensation Committee will continue to evaluate the impact of such provisions and take such actions as it deems appropriate.

CHIEF EXECUTIVE OFFICER COMPENSATION

George C. McNamee became Chief Executive Officer of the Company on April 15, 1998. Mr. McNamee receives no salary or bonus from the Company; however, he does receive stock options as a member of the Board of Directors of the Company.

Compensation Committee

Mr. Alan P. Goldberg

Dr. Beno Sternlicht

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

The Compensation Committee ("Committee") approves all of the policies under which compensation is paid or awarded to the Company's officers and employee directors. The Committee, in fiscal 2000, consisted of Mr. Goldberg and Dr.  Sternlicht.

Mr. Goldberg is Co-Chief Executive Officer of First Albany Companies Inc. ("FAC"). (See "Securities Ownership of Certain Beneficial Owners" in Item 10 and "Certain Relationships and Related Transactions," in Item 13, below).

DIRECTORS COMPENSATION

Directors who are not salaried officers or employees receive fees of $750 for each Board of Directors meeting attended and all directors receive annual stock option grants for 10,000 shares. Directors also are reimbursed for travel expenses incurred in attending meetings.

Shareholder Return Performance Graph

Below is a line graph comparing the percentage change in the cumulative total shareholder return on the Company's common stock, based on the market price of the Company's common stock, with the total return of companies included within the Standard & Poor's (S&P)500 Composite Index and the companies included within the S&P Technology Sector Composite Index for the period commencing October 1, 1999 and ending September 30, 2000. The calculation of total cumulative return assumes a $100 investment in the Company's common stock, the S&P 500 Composite Index and the S&P Technology Sector Composite Index on October 1, 1999, the first day of the Company's fiscal year.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN

AMONG MECHANICAL TECHNOLOGY INCORPORATED, THE S&P INDEX

AND THE S&P TECHNOLOGY SECTOR INDEX

[GRAPH APPEARS HERE]

Measurement Period (Fiscal Year Covered)	MKTY	S&P 500 Index	S&P Technology Sector Index

FYE 9/30/95	100	100	100
FYE 9/30/96	170	120.34	122.85
FYE 9/30/97	280	169.01	199.52
FYE 9/30/98	570	184.30	225.89
FYE 9/30/99	4267.50	235.54	394.81
FYE 9/30/00	3892.50	266.83	471.73

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

The following table sets forth information regarding the beneficial ownership of our common stock as of September 30, 2000 for:

  All persons known by us to own beneficially 5% or more of the common stock;

  each of our directors;
  the executive officers and key employees listed in the Summary Compensation Table; and
  all directors and executive officers as a group.
Shares Beneficially Owned(1)
Name of Beneficial Owner	Number (2)		Percent
First Albany Companies Inc.	11,882,433		32.08%
Dr. William P. Acker	43,750	(3)	*
Dr. Judith A. Barnes	26,250	(4)	*
James T. Bunch	-		*
Denis P. Chaves	129,825	(5)	*
Dale W. Church	328,500	(6)	*
Edward A. Dohring	193,689	(7)	*
David B. Eisenhaure	333,000	(8)	*
Alan P. Goldberg	12,904,851	(9),(12)	34.8
Catherine S. Hill	106,350	(10)	*
George C. McNamee	13,440,549	(9),(11),(12)	36.3
E. Dennis O'Connor	349,500	(13)	*
Dr. Walter L. Robb	198,300	(13)	*
Cynthia A. Scheuer	50,625	(14)	*
Dr. Beno Sternlicht	934,018	(7), (15)	2.5
All present Directors and Officers as a group (13 persons)	17,026,949		46.0

*Percentage is less than 1.0% of the outstanding common stock.

  Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares of common stock beneficially owned by the Stockholder. The address of George C. McNamee and Alan P. Goldberg is First Albany Companies Inc., 30 South Pearl Street, Albany, New York 12207. The address of all other listed stockholders is c/o Mechanical Technology Inc., 30 South Pearl Street, Albany, New York 12207.

  The number of shares beneficially owned by each stockholder is determined under rules promulgated by the Securities and Exchange Commission and includes voting or investment power with respect to securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after September 30, 2000, through the exercise of any warrant, stock option or other right. The inclusion in this proxy statement of such shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner of such shares. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options held by such person, which are exercisable within 60 days of September 30, 2000, but excludes shares of common stock underlying options held by any other person. Percentage of beneficial ownership is based on 37,039,985 shares of common stock outstanding as of September 30, 2000.
  Includes options for 43,750 shares granted on June 19, 2000, which are exercisable within 60 days of September 30, 2000.
  Includes options for 26,250 shares granted on March 7, 2000, which are exercisable within 60 days of September 30, 2000.
  Includes options for 22,500 shares granted on December 18, 1998, 45,000 shares granted on June 16, 1998 and 62,325 shares granted on August 27, 1997, which are exercisable within 60 days of September 30, 2000.

  Includes options for 30,000 shares granted April 1, 2000, 45,000 shares granted on April 1, 1999, 45,000 shares granted on August 31, 1998, 45,000 shares granted on April 16, 1997, which are exercisable within 60 days of September 30, 2000 and 2,250 shares owned by Mr. Church's wife. Mr. Church disclaims beneficial ownership of such shares.

  Includes options for 30,000 shares granted on April 1, 2000, 45,000 shares granted on April 1, 1999, 45,000 shares granted on August 31, 1998 and 45,000 shares granted on April 16, 1997, which are exercisable within 60 days of September 30, 2000.
  Includes options for 30,000 shares granted on April 1, 2000, which are exercisable within 60 days of September 30, 2000 and 300,000 shares of common stock issuable upon the exercise of outstanding warrants exercisable within 60 days of September 30, 2000. Mr. Eisenhaure, a director and officer of SatCon Technology Corporation, may be deemed the beneficial owner of these shares. Mr. Eisenhaure disclaims beneficial ownership of these shares.
  Includes 11,882,433 shares owned by First Albany Companies Inc.; see "Security Ownership of Certain Beneficial Owners." However, Messrs. McNamee and Goldberg disclaim beneficial ownership of such shares.
  Includes options for 30,000 shares granted on March 30, 2000, 26,250 shares granted on March 7, 2000 and 45,000 shares granted on January 8, 1999, which are exercisable within 60 days of September 30, 2000.

  Includes 57,375 shares owned by Mr. McNamee's wife. Mr. McNamee disclaims beneficial ownership of such shares.
  Includes options for 30,000 shares granted on April 1, 2000, 45,000 shares granted on April 1, 1999 and 45,000 shares granted on November 12, 1998, which are exercisable within 60 days of September 30, 2000.
  Includes options for 30,000 shares granted on April 1, 2000, 45,000 shares granted on April 1, 1999 and 45,000 shares granted on August 31, 1998, which are exercisable within 60 days of September 30, 2000.
  Includes options for 16,875 shares granted on October 20, 1997, which are exercisable within 60 days of September 30, 2000.
  Includes 200,970 shares held by Dr. Sternlicht's wife as custodian for their children. Dr. Sternlicht disclaims beneficial ownership of such shares.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

At September 30, 2000, First Albany Companies, Inc. ("FAC") owned approximately 34% of the Company's common stock. George McNamee, a Director and Chief Executive Officer of the Company, is Chairman of the Board of Directors, Co-Chief Executive Officer and a shareholder of FAC. Alan Goldberg, a Director of the Company, is a Director, President and Co-Chief Executive Officer and a shareholder of FAC.

Transactions among related parties are as fair to the Company as obtainable from unaffiliated third parties.

On December 27, 2000, the Company entered into a Put and Call with First Albany Companies, Inc. ("FAC") to provide independent credit support for repayment of the loan ("FAC Credit Enhancement"). The FAC Credit Enhancement provides FAC with the option, if the price of Plug Power stock falls to $4 per share, to either purchase 6.3 million Plug Power shares pledged as collateral on the loan or take an assignment of KeyBank N.A.'s rights under the Credit Agreement, as amended. The FAC Credit Enhancement may be triggered in the event of a default and expires on April 27, 2001, and may be renewed by the Company and FAC on a monthly basis upon mutually agreeable terms. In the event of default, the proceeds from the FAC Credit Enhancement will be used to pay down the $30 million Credit Agreement, as amended. Upon expiration of the FAC Credit Enhancement, if Plug Power stock is trading below $20 per share the loan is immediately due and payable.

On December 27, 2000, the Company entered into two bridge loan agreements with FAC. The first loan was for $945 thousand and was used to pay the purchase price for the FAC Credit Enhancement. The Company has pledged 200,000 shares of Plug Power common stock as collateral. ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Continued)

The second loan is for $5 million, $3 million of which was used to make a principal loan repayment to KeyBank, N.A. and the remaining $2 million will be used for working capital. The Company pledged 1 million shares of Plug Power common stock as collateral. Both loans bear interest at the Prime Rate (9.5% at December 27, 2000) and both interest and principal are due on January 3, 2002. Upon mutual agreement of FAC and the Company, the loans may be converted to equity prior to maturity.

In April 2000, the Company entered into a management services agreement with First Albany Corporation, a wholly-owned subsidiary of FAC, to provide certain services on a month-to-month basis. Under this agreement, FAC bills services to the Company (phone, network, postage, etc.) on a cost reimbursement basis. Billings under these agreements amounted to approximately $30 thousand for 2000.

During November 1999, FAC/Equities, a division of First Albany Corporation, a wholly-owned subsidiary of FAC, was paid approximately $353 thousand for financial advisory and investment banking services in connection with the sale of Ling Electronics, Inc. and Ling Electronics, Ltd. ("Ling") to SatCon Technology Corporation ("SatCon").

FAC/Equities was a co-manager in the Plug Power Inc. ("Plug Power") initial public offering ("IPO"). George C. McNamee is the Chairman and Co-Chief Executive Officer of FAC, the Chairman and Co-Chief Executive Officer of First Albany Corporation, the Chairman of the Board and Chief Executive Officer of Mechanical Technology, and is currently the Chairman of the Board of Directors of Plug Power. In addition, Dr. Walter L. Robb, a director of Mechanical Technology, is a director of Plug Power and Dr. Beno Sternlicht, a director of Mechanical Technology, was a director of Plug Power until just before the Plug Power IPO in 1999.

The Company received approximately $5 thousand in interest income from Beacon Power Corporation ("Beacon Power") for bridge loan interest. Mechanical Technology owns approximately 10% of Beacon Power, after its IPO and the Company's exercise of warrants on December 20, 2000, and Alan Goldberg is the Company's representative on the Beacon Power Board of Directors.

Plug Power has agreed to purchase power conditioners from SatCon for its residential fuel cell systems. Mechanical Technology owns approximately 13.2% of SatCon's outstanding stock and has the right to appoint two members to SatCon's Board of Directors. Alan Goldberg is the Company's current representative on the SatCon board.

David B. Eisenhaure, a Director of the Company, is President, Chief Executive Officer and Chairman of the Board of Directors of SatCon. On October 21, 1999, the Company created a strategic alliance with SatCon. SatCon acquired Ling from the Company and the Company agreed to invest approximately $7 million in SatCon. This investment was done in two stages. In consideration for the acquisition of Ling and the Company's investment, the Company received 1,800,000 shares of SatCon's common stock and warrants to purchase an additional 100,000 shares of SatCon's common stock. SatCon also received warrants to purchase 300,000 shares of the Company's common stock (after the effects of the Company's 3-for-1 stock split).

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS (Continued)

As a part of the SatCon transaction, the Company issued to SatCon warrants to purchase 108,000 and 192,000 shares of the Company's stock on October 21, 1999 and January 31, 2000, respectively. The warrants are immediately exercisable at $12.56 per share and expire on October 21, 2003 and January 31, 2004, respectively. The estimated fair value of these warrants at the dates issued were $4.94 and $16.38 per share, respectively, using a Black-Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options.

The Company also received warrants to purchase 36,000 and 64,000 shares of SatCon common stock on October 21, 1999 and January 31, 2000, respectively. The warrants are immediately exercisable at $8.80 per share and expire on October 21, 2003 and January 31, 2004, respectively.

Prior to becoming Vice President of Corporate Development, Catherine Hill's law firm, Catherine S. Hill, PLLC, served as general counsel to the Company. Billings for 2000 totaled approximately $141 thousand.

Ms. Hill also received 30,000 stock options during 2000 with a Black Scholes value of approximately $446 thousand.

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

4.95

Security Agreement, dated as of September 22, 1998, executed by Ling Electronics, Inc. (a wholly-owned subsidiary of the registrant) in favor of KeyBank and securing the registrant's obligations to KeyBank. (8)

4.96

Guaranty of Payment and Performance, dated as of September 22, 1998, executed by Ling Electronics, Inc. (a wholly-owned subsidiary of the registrant) in favor of KeyBank and guaranteeing payment of the registrant's obligations to KeyBank. (8)

4.103

Assignment and Assumption Agreement, dated as of July 1, 1999, by and among Town of Colonie Industrial Development Agency, the registrant, Plug Power, LLC, KeyBank National Association and First Albany Corporation in connection with the sale of the Mechanical Technology facility to Plug Power and the assignment and assumption of rights and obligations in connection with the Industrial Development Revenue Bonds (Letter of Credit Secured) Series 1998 A in the original aggregate amount of $6,000,000. (10)

4.104	Credit Agreement, dated as of November 1, 1999, between the registrant and KeyBank National Association for a $22.5 million term loan to finance a capital contribution to Plug Power, LLC. (11)

4.105

Stock Pledge Agreement, dated as of November 1,1999, by the registrant with KeyBank National Association pledging 13,704,315 shares of Plug Power stock in support of the $22.5 million credit agreement. (11)

Exhibit Number	Description

4.106	Amended and Restated Credit Agreement, dated as of March 29, 2000, between the registrant and KeyBank National Association for a $50 million revolving note. (14)

4.107	Revolving Note, dated as of March 29, 2000, between the registrant and KeyBank National Association for the $50 million credit agreement. (14)

4.108

Amended and Restated Stock Pledge Agreement, dated as of March 29, 2000, by The registrant and KeyBank National Association pledging 2,000,000 shares of Plug Power stock in support of the $50 million credit agreement. (14)

4.109	Amendment dated as of October 1, 2000 to the Amended and Restated Credit Agreement originally dated as of March 29, 2000 between the registrant and KeyBank National Association.

4.110	Waiver and Amendment dated as of December 27, 2000 to the Amended and Restated Credit Agreement originally dated as of March 29, 2000 between the registrant and KeyBank National Association.

4.111

Amendment dated December 27, 2000 to the Stock Pledge Agreement, dated as of March 29, 2000, by the registrant with KeyBank National Association pledging 8,000,000 shares of Plug Power Stock in support of Amended $30 million Credit Agreement.

4.112	Put and Call Agreement dated as of December 27, 2000, between the registrant, First Albany Companies Inc. and KeyBank.

4.113	Bridge Promissory Note in the amount of $5 million, dated as of December 27, 2000 between the registrant and First Albany Companies Inc.

4.114	Put Promissory Note in the amount of $945,000, dated as of December 27, 2000, between the registrant and First Albany Companies Inc.

4.115	Stock Pledge Agreement, dated as of December 27, 2000, by registrant with First Albany Companies Inc. pledging 1,000,000 shares of Plug Power Stock in support of the $5 million Bridge Promissory Note.

4.116	Stock Pledge Agreement, dated as of December 27, 2000, by registrant with First Albany Companies Inc. pledging 200,000 shares of Plug Power Stock in support of the $945,000 Put Promissory Note.

4.117	Account Control Agreement, dated as of December 22, 2000, by registrant, KeyBank, and McDonald Investments Inc.

Exhibit Number	Description

10.1	Mechanical Technology Incorporated Restricted Stock Incentive Plan. Filed as Exhibit 28.1 to the registrant's Form S-8 Registration Statement No. 33-26326 and incorporated herein by reference. (1)

10.14

Mechanical Technology Incorporated Stock Incentive Plan - included as Appendix A to the registrant's Proxy Statement, filed pursuant to Regulation 14A, for its December 20, 1996 Special Meeting of Shareholders and incorporated herein by reference. (2)

10.17	Agreement, dated March 14, 1998, between the Registrant and Mr. James Clemens, Vice President and General Manager of Ling Electronics, Inc., regarding his employment. (3)

10.18	Limited Liability Company Agreement of Plug Power, LLC, dated June 27, 1998, between Edison Development Corporation and Mechanical Technology, Incorporated. (4)(5)

10.19	Contribution Agreement, dated June 27, 1998, between Mechanical Technology, Incorporated and Plug Power, LLC. (4)(5)

10.20	Asset Purchase Agreement, dated as of September 22, 1998, between Mechanical Technology, Incorporated and Noonan Machine Company. (4)

10.21	Asset Purchase Agreement between Mechanical Technology and NYFM, Incorporated, dated as of March 31, 1998. (7)

10.24	Contribution Agreement between Edison Development Corporation and Mechanical Technology, dated as of June 10, 1998.(7)

10.30	Mechanical Technology Incorporated 1999 Employee Stock Incentive Plan. (9)

10.31	Agreement of Sale, dated June 23, 1999, by and between the registrant and Plug Power, LLC for the sale of the Mechanical Technology campus and adjacent residence. (10)

10.32	Stock Purchase Agreement, dated October 1,1999, between the registrant, Ling Electronics, Inc., Ling Electronics, Ltd. and SatCon Technology Corporation. (12)

10.33	Securities Purchase Agreement, dated October 21, 1999, between the registrant and SatCon Technology Corporation. (12)

10.34	Mechanical Technology Incorporated Registration Rights Agreement, dated October 21, 1999, between the registrant and SatCon Technology Corporation. (12)

10.35	SatCon Technology Corporation Registration Rights Agreement, dated October 21, 1999, between SatCon Technology Corporation and the registrant. (12)
Exhibit Number	Description

10.36	Mechanical Technology Incorporated Stock Purchase Warrant dated October 21, 1999. (12)

10.37	SatCon Technology Corporation Stock Purchase Warrant dated October 21, 1999. (12)

10.38	Lease dated August 10, 1999 between Carl E. Touhey and Mechanical Technology, Inc. (12)

10.39	Registration Rights Agreement, dated November 1, 1999 by and among Plug Power Inc. and the registrant. (12)

10.40	Plug Power Inc. Lock-Up Agreement, dated November 1, 1999. (12)

10.41	Mechanical Technology Incorporated Stock Purchase Warrant dated January 31, 2000. (13)

10.42	SatCon Technology Corporation Stock Purchase Warrant dated January 31, 2000. (13)

21	Subsidiaries of the registrant.

23	Consents of experts and counsel.

27	Financial Data Schedule.

99	Other

_____________________

Certain exhibits were previously filed (as indicated below) and are incorporated herein by reference. All other exhibits for which no other filing information is given are filed herewith:

  Filed as Exhibit 28.1 to the registrant's Form S-8 Registration Statement No. 33-26326, filed December 29, 1988, and incorporated herein by reference.

  Filed as Appendix A to the registrant's Definitive Proxy Statement Schedule 14A filed November 19, 1996.

  Filed as an Exhibit (bearing the same exhibit number) to the registrant's Form 10-Q Report dated May 12, 1997.

  Filed as an Exhibit (bearing the same exhibit number) to the registrant's Form 10-K Report for the fiscal year ended September 30, 1997.

  Re-filed herewith after confidential treatment request, with respect to certain schedules and exhibits were denied by the Commission. Confidential treatment with respect to certain schedules and exhibits was granted.
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

  Filed as an Exhibit to the registrant's Form 13-D Report dated November 4, 1999.
  Filed as an Exhibit (bearing the same exhibit number) to the registrant's Form 10-K Report for the fiscal year ended September 30, 1999.
  Filed as an Exhibit (bearing the same exhibit number) to the registrant's Form 10-Q Report for its fiscal quarter ended December 31, 1999.

  Filed as an Exhibit (bearing the same exhibit number) to the registrant's Form 10-Q Report for its fiscal quarter ended March 31, 2000.

(a) (2) Schedule. The following consolidated financial statement schedule for each of the three years in the period ended September 30, 2000 is included pursuant to Item 14(d):

Report of Independent Accountants on Financial Statements Schedule;

Schedule II--Valuation and Qualifying Accounts.

(b) No reports on Form 8-K were filed during the quarter ended September 30, 2000 and one report was filed subsequent to the quarter ended September 30, 2000. The Company filed a Form 8-K Report, dated December 22, 2000, reporting under Items 2 and 7 thereof its sale of Ling Electronics and acquisition of SatCon shares as of October 21, 1999 and the associated pro-forma financial statements and financial statements of SatCon for the year ended September 30, 1999.

(d) Separate financial statements for Plug Power Inc. and SatCon Technology Corporation; less than fifty percent owned entities, will be filed as Exhibit 99 to this Form 10-K or as an amendment to this Form 10-K as soon as they become available. Plug Power's fiscal year ends December 31, 2000 and their financial statements should be available by March 31, 2001, the SEC filing deadline for their Report on Form 10-K. SatCon's fiscal year ends September 30, 2000 and their financial statements have been attached as Exhibit 99 to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MECHANICAL TECHNOLOGY INCORPORATED

Date: December 28, 2000 By: /s/ William P. Acker
Dr. William P. Acker

President and Chief Technology Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE

/s/ William P. Acker Dr. William P. Acker	President and Chief Technology Officer	December 28, 2000

/s/ Cynthia A. Scheuer Cynthia A. Scheuer	Chief Financial Officer (Principal Financial and Accounting Officer)	"

/s/George C. McNamee George C. McNamee	Chief Executive Officer and Chairman of the Board of Directors	"

/s/ Dale W. Church Dale W. Church	Director	"

/s/ Edward A. Dohring Edward A. Dohring	Director	"

/s/ David B. Eisenhaure David B. Eisenhaure	Director	"

/s/ Alan P. Goldberg Alan P. Goldberg	Director	"

/s/ E. Dennis O'Connor E. Dennis O'Connor	Director	"

/s/ Walter L. Robb Dr. Walter L. Robb	Director	"

/s/ Beno Sternlicht Dr. Beno Sternlicht	Director	"

REPORT OF INDEPENDENT ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders

of Mechanical Technology Incorporated

Our audits of the consolidated financial statements referred to in our report dated October 27, 2000, except for Notes 8, 11, and 17 for which the date is December 27, 2000, appearing on page F-2 of this Form 10-K of Mechanical Technology Incorporated, also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers L.L.P.

Albany, New York

October 27, 2000,

except for Notes 8,

11, and 17 for which

the date is

December 27, 2000

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(DOLLARS IN THOUSANDS)

Description	Balance at beginning of period	Additions Charged to Charged costs and to other expenses accounts		Deductions	Balance at end of period

Allowance for doubtful accounts (accounts and notes receivable)
Year ended September 30:
2000	$ 113	$ 660	$ -	$ 113	$ 660
1999	99	76	-	62	113
1998	94	95	-	90	99

Includes accounts written off as uncollectible, recoveries and the effect of currency exchange rates.

Valuation allowance for deferred tax assets
Year ended September 30:
2000	$ 3,750	$ -	$ 1,144	$ 3,750	$ 1,144
1999	4,089	5,092	-	5,431	3,750
1998	2,754	1,335	-	-	4,089

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Accountants. . . . . . . . . . . F-2

Consolidated Financial Statements:

Balance Sheets as of September 30, 2000 and 1999. . F-3 & F-4

Statements of Operations for the Years Ended

September 30, 2000, 1999 and 1998 . . . . . . . . F-5

Statements of Shareholders' Equity for the Years Ended

September 30, 2000, 1999 and 1998 . . . . . . . . F-6

Statements of Cash Flows for the Years Ended

September 30, 2000, 1999 and 1998 . . . . . . . . F-7 - F-8

Notes to Consolidated Financial Statements . . . . . F-9 - F-42

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

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Mechanical Technology Incorporated and Subsidiaries at September 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers L.L.P.

Albany, New York

October 27, 2000,

except for Notes

8, 11, and 17 for

which the date is

December 27, 2000

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2000 and 1999

	(Dollars in thousands) 2000 1999
Assets
Current Assets:
Cash and cash equivalents	$ 1,552	$ 5,870
Investments in marketable debt securities	-	7,876
Accounts receivable, less allowances of $0
in 2000 and $113 in 1999	693	3,852
Other receivables - related parties	-	105
Inventories	1,193	3,752
Notes receivable - current	344	329
Deferred income taxes	979	-
Prepaid expenses and other current assets	331	265
Taxes receivable	-	10

Total Current Assets	5,092	22,059

Restricted cash equivalents (Note 11)	1,142	-
Property, plant and equipment, net	529	827
Notes receivable - noncurrent, less allowance of $660 in 2000 and $0 in 1999	97	184
Investments, at equity	64,356	8,710
Investments, at cost	6,050	-
Total Assets	$77,266	$31,780

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

September 30, 2000 and 1999
	(Dollars in thousands) 2000 1999
Liabilities and Shareholders' Equity

Current Liabilities:
Line of credit (Note 11)	$27,000	$ -
Accounts payable	283	614
Accrued liabilities	1,853	2,243
Accrued liabilities - related parties	9	-
Income taxes payable	9	-
Net liabilities of discontinued operations	231	540
Total Current Liabilities	29,385	3,397
Long-Term Liabilities:
Deferred income taxes and other credits	2,852	597
Total Liabilities	32,237	3,994

Commitments and Contingencies

Shareholders' Equity
Common stock, par value $1 per share, authorized 50,000,000; issued 35,437,285 in 2000 and 34,949,877 in 1999	35,437	34,947
Paid-in-capital	54,790	19,457
Accumulated deficit	(45,169)	(26,573)
	45,058	27,831
Accumulated Other Comprehensive Loss:
Unrealized loss on available for sale
securities, net	-	(5)
Foreign currency translation adjustment	-	(11)
Accumulated Other Comprehensive Loss	-	(16)

Common stock in treasury, at cost, 20,250 shares in 2000 and 1999	(29)	(29)
Total Shareholders' Equity	45,029	27,786

Total Liabilities and Shareholders' Equity	$77,266	$31,780

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended September 30, 2000, 1999 and 1998

(Dollars in thousands, except per share)
	2000	1999	1998
Net sales	$ 5,547	$ 12,885	$ 21,028
Cost of sales	2,576	8,239	12,386
Gross profit	2,971	4,646	8,642
Selling, general and administrative expenses	4,864	4,949	5,812
Product development and research costs	2,034	1,105	831
Operating (loss) income	(3,927)	(1,408)	1,999

Interest expense	(1,943)	(106)	(102)
Gain on sale of subsidiary	1,262	-	-
Other (expense) income, net	(309)	185	(97)
(Loss)income from continuing operations before income taxes and equity in investee losses	(4,917)	(1,329)	1,800
Income tax (benefit) expense	(1,927)	37	25
Equity in investee losses (net of tax benefit of $10,219 in 2000 and $0 in 1999 and 1998)	(15,849)	(9,363)	(3,806)
Loss from continuing operations	(18,839)	(10,729)	(2,031)
Income (loss) from discontinued operations (net of taxes of $157 in 2000 and $0 in 1999 and 1998)	243	41	(2,285)
Net loss	$(18,596)	$(10,688)	$ (4,316)

Earnings (loss) per share (Basic and Diluted):
Loss from continuing operations	$ (.54)	$ (.31)	$ (.07)
Income (loss) from discontinued operations	.01	-	(.08)
Net loss	$ (.53)	$ (.31)	$ (.15)

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

For the Years Ended September 30, 2000, 1999 and 1998

(Dollars in thousands)
COMMON STOCK	2000	1999	1998
Balance, October 1 (1998 balance as previously reported)	$ 34,947	$ 32,325	$ 8,864
Three-for-one common stock split effected in the form of a 200% stock dividend effective April 3, 2000	-	-	17,728
Issuance of shares - options	490	168	351
Issuance of shares	-	2,454	5,382
Balance, September 30	$ 35,437	$ 34,947	$ 32,325
PAID-IN-CAPITAL
Balance October 1 (1998 balance as previously reported)	$ 19,457	$ (5,276)	$ 10,968
Three-for-one common stock split effected in the form of a 200% stock dividend effective April 3, 2000	-	-	(17,728)
Issuance of shares - options	(3)	1	(126)
Issuance of shares	-	10,190	1,610
Plug Power investment, net of deferred taxes	29,252	14,487	-
SatCon investment, net of deferred taxes	872	-	-
Warrants issued, net of deferred taxes	2,207	-	-
Compensatory stock options, net of deferred taxes	1,199	55	-
Stock option exercises recognized differently for financial reporting and tax purposes	1,806	-	-
Balance, September 30	$ 54,790	$ 19,457	$ (5,276)
DEFICIT
Balance, October 1	$ (26,573)	$ (15,885)	$ (11,569)
Net loss	(18,596)	(10,688)	(4,316)
Balance, September 30	$ (45,169)	$ (26,573)	$ (15,885)
UNREALIZED LOSS ON AVAILABLE FOR SALE SECURITIES, NET
Balance, October 1	$ (5)	$ -	$ -
Unrealized loss on available for sale securities, net	5	(5)	-
Balance, September 30	$ -	$ (5)	$ -
FOREIGN CURRENCY TRANSLATION ADJUSTMENT
Balance, October 1	$ (11)	$ (11)	$ (19)
Adjustments	11	-	8
Balance, September 30	$ -	$ (11)	$ (11)
TREASURY STOCK
Balance, October 1	$ (29)	$ (29)	$ (29)
Balance, September 30	$ (29)	$ (29)	$ (29)
RESTRICTED STOCK GRANTS
Balance, October 1	$ -	$ -	$ (2)
Grants issued/vested, net	-	-	2
Balance, September 30	$ -	$ -	$ -
SHAREH0LDERS' EQUITY
September 30	$ 45,029	$ 27,786	$ 11,124
OTHER COMPREHENSIVE (LOSS) INCOME:
Net loss	$ (18,596)	$ (10,688)	$ (4,316)
Other comprehensive (loss) income:
Foreign currency translation adjustment	11	-	8
Unrealized loss on available for sale securities	5	(5)	-
Total comprehensive loss	$ (18,580)	$ (10,693)	$ (4,308)

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended September 30, 2000, 1999 and 1998

(Dollars in thousands)

OPERATING ACTIVITIES	2000	1999	1998
Loss from continuing operations	$(18,839)	$(10,729)	$ (2,031)
Adjustments to reconcile net (loss) income to net cash provided (used) by continuing operations:
Depreciation and amortization	264	581	323
Gain on sale of subsidiaries	(1,262)	-	-
Equity in losses of equity investees, gross	26,068	9,363	3,806
Allowance for bad debts	636	14	5
Loss on sale of fixed assets	20	28	9
Deferred income taxes and other credits	(12,152)	(10)	13
Stock based compensation	547	55	-
Changes in operating assets and liabilities net of effects from discontinued operations:
Accounts receivable	887	1,093	(1,069)
Other receivables - related parties	105	(18)	-
Inventories	(343)	(4)	(362)
Prepaid expenses and other current assets	(76)	(174)	(346)
Accounts payable	311	(1,450)	788
Income taxes	19	(7)	(76)
Accrued liabilities - related parties	9	-	-
Accrued liabilities	(127)	(1,085)	(519)
Net cash (used) provided by continuing operations	(3,933)	(2,343)	541
Discontinued Operations: Income(loss) from discontinued operations	243	41	(2,285)
Deferred income taxes and other credits	157	-	-
Changes in net liabilities/assets of discontinued operations	(309)	548	2,300
Net cash provided by discontinued operations	91	589	15
Net cash (used) provided by operations	(3,842)	(1,754)	556
INVESTING ACTIVITIES
Purchases of property, plant & equipment	(286)	(2,738)	(3,166)
Purchase of stock in Plug Power	(20,500)	(6,000)	-
Purchase of stock in SatCon	(7,070)	-	-
Purchase of stock in Beacon Power	(6,050)	-	-
Proceeds from sale of subsidiary, net	23	-	-
Change in restricted cash equivalents, net	(1,142)	-	-
Investment in marketable debt securities	(2,000)	(7,881)	-
Proceeds from sale of marketable debt securities	9,881	-	-
Note receivable - other	(660)	-	-
Principal payments from note receivable	72	78	59
Notes receivable Plug Power	-	-	(500)
Net cash used by investing activities	(27,732)	(16,541)	(3,607)
FINANCING ACTIVITIES
Borrowings under IDA financing, less restricted cash	-	5,858	-
Proceeds from stock option exercises	489	153	225
Proceeds from rights offering	-	12,820	7,178
Costs of rights offering	-	(158)	(186)
Debt issue costs	(233)	(75)	(28)
Payments under line-of-credit	(5,500)	-	-
Borrowings under line-of-credit	32,500	-	-
Net cash provided by financing activities	27,256	18,598	7,189
Effect of exchange rate on cash	-	-	8
(Decrease) increase in cash and cash equivalents	(4,318)	303	4,146
Cash and cash equivalents - beginning of year	5,870	5,567	1,421
Cash and cash equivalents - end of year	$ 1,552	$ 5,870	$ 5,567

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For The Years Ended September 30, 2000, 1999 and 1998

(Dollars in thousands)
	2000	1999	1998
Non-cash Investing and Financing Activities:
Acquired stock of Plug Power in exchange for net assets contributed	$ -	$ 367	$ 5,000

Additional investment and paid-in-capital resulting from other investors' investments in Plug Power	42,310	14,487	-

Acquired stock of SatCon Technology Corporation in exchange for net assets of Ling Electronics, Inc. and subsidiaries	6,738	-	-

Additional investment and paid-in-capital resulting from warrant issuance to SatCon Technology Corporation	3,678	-	-

Additional investment and paid-in-capital resulting from other investors' investments in SatCon Technology Corporation	1,418	-	-

Additional paid-in-capital resulting from stock option exercises treated differently for financial reporting and tax purposes	1,806	-	-

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The equity method of accounting is used for investments in entities over which the Company has significant influence, generally this represents common stock ownership or partnership equity of at least 20% and not more than 50%, or where the Company has the ability to exercise significant influence over operating and financial policies of the investees. All significant intercompany transactions are eliminated in consolidation.

Under the equity method of accounting, the Company recognizes its proportionate share of income or loss of investees. Investee losses are generally recognized only to the extent of investments. Changes in equity of investees, other than income or loss, which change the Company's proportionate interest in the underlying equity of investees, are generally accounted for as changes in investment and additional paid-in-capital. Non-monetary contributions to equity investees are recorded at book value, and if the Company's calculated share of net assets of investees exceeds the book value of non-monetary contributions, the difference is accounted for as a basis difference. Original differences between the Company's carrying amount of an equity investment and its calculated share of net assets of investees is treated as an embedded difference if the Company's carrying amount is higher, or as a basis difference if lower. Embedded differences are amortized into net income (loss) from investees generally over a five-year period while basis differences are generally not amortized due to the research and development nature of investees. Upon an equity investee's initial public offering, basis differences are eliminated in connection with the change in equity. Impairment is measured in accordance with the Company's Asset Impairment Policy.

On October 21, 1999, Ling Electronics, Inc. and Ling Electronics, Ltd. ("Ling") was sold and is therefore not included in the consolidation after that date. Further, the Company acquired an equity interest in SatCon Technology Corporation as of October 21, 1999.

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

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Accounting Policies (Continued)

Financial Instruments

The fair value of the Company's financial instruments, including cash and cash equivalents, investments and line-of-credit, approximates carrying value. Fair values were estimated based on quoted market prices, where available, or on current rates offered to the Company for debt with similar terms and maturities.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property, Plant, and Equipment

Property, plant and equipment are stated at cost and depreciated using primarily the straight-line method over their estimated useful lives:
Leasehold improvements	10 years
Machinery and equipment	2 to 10 years
Office furniture, equipment and fixtures	2 to 10 years

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

Revenue Recognition

Sales of products are recognized when products are shipped to customers or distributors. Sales of products under long-term contracts are recognized under the percentage-of-completion method. Percentage-of-completion is based on the ratio of incurred costs to current estimated total costs at completion. Total contract losses are charged to operations during the period such losses are estimable.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Accounting Policies (Continued)

Foreign Currency Translation

Assets and liabilities of the foreign subsidiary are translated at year-end rates of exchange, and revenues and expenses are translated at the average rates of exchange for the year. Gains or losses resulting from the translation of the foreign subsidiary's balance sheet are accumulated in a separate component of shareholders' equity.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of less than three months.

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

The amortized cost of marketable debt securities is adjusted for accretion of discounts to maturity. Such accretion as well as interest are included in interest income. Realized gains and losses are included in "Other (expense) income, net" in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method.

The Company's investments in marketable securities are diversified among high-credit quality securities in accordance with the Company's investment policy.

Net Loss per Basic and Diluted Common Share

The Company reports net loss per basic and diluted common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which establishes standards for computing and presenting loss per share. Basic loss per share is computed by dividing net loss attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted loss per share reflects the potential dilution, if any, which could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the loss of the Company.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Accounting Policies (Continued)

Stock Based Compensation

Pursuant to SFAS No. 123 "Accounting for Stock-Based Compensation," the Company has elected to follow the accounting provisions of Accounting Principles Board Opinion No.25, "Accounting for Stock Issued to Employees," for stock-based compensation issued to employees and to adopt the disclosure provisions of SFAS No. 123. The Company will follow the accounting provisions of SFAS No. 123 for stock-based compensation issued to consultants and record a charge to earnings for fair value of options granted.

Advertising

The costs of advertising are expensed as incurred. Advertising expense was approximately $44, $102 and $83 thousand in 2000, 1999 and 1998, respectively.

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

Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk consist principally of cash equivalents, investments in marketable securities, trade accounts receivable and unbilled contract costs.

The Company's trade accounts receivable and unbilled contract costs and fees are primarily from sales to commercial customers and U.S. government agencies. The Company does not require collateral and has not historically experienced significant credit losses related to receivables or unbilled contract costs and fees from individual customers or groups of customers in any particular industry or geographic area.

The Company deposits its cash and invests in short-term investments and marketable securities primarily through one regional commercial bank and an investment company.

Credit exposure to any one entity is limited by Company policy.

Research and Development Costs

The Company expenses research and development costs as incurred.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Accounting Policies (Continued)

Comprehensive Loss

Comprehensive loss includes net loss, as well as changes in stockholders' equity, other than those resulting from investments by shareholders (i.e., issuance or repurchase of common shares and dividends).

Effect of Recent Accounting Pronouncements

In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133," which defers the effective date of SFAS No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities" to all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. The Company will adopt SFAS No. 133 as of October 1, 2000. Upon adoption of SFAS No. 133, the Company will be required to record any unrealized gains or losses on the fair value of its investments in derivatives in its results of operations and will record a cumulative adjustment to reflect the impact of adopting this accounting standard. Adoption of SFAS No. 133 is expected to have a material impact on the Company's consolidated financial position and results of operations but not cash flows. The Company holds warrants to purchase common stock of Beacon Power Corporation and SatCon Technology Corporation. The cumulative adjustment impact, upon adoption, is currently estimated to be a gain of approximately $9.99 million and be reported in the Company's statements of operations.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition". This bulletin, as amended, established guidelines for revenue recognition and is effective for fiscal 2001. The Company does not expect that the adoption of the guidance required by SAB No. 101 will have a material impact on its financial condition or results of operations.

Reclassification and Retroactive Adjustments

Certain 1999 and 1998 amounts have been reclassified to conform to the 2000 presentation. The financial statements for all prior periods have been retroactively adjusted to reflect stock splits for common stock issued and options and warrants outstanding (See Note 12).

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Investments in Marketable Debt Securities

The following is a summary of the investments in marketable debt securities classified as current assets at September 30:

(Dollars in thousands)	2000	1999
Available for sale securities:
Corporate debt securities
Fair value	$ -	$7,876
Amortized cost	$ -	$7,881
Unrealized loss	$ -	$ (5)

The difference between the amortized cost of available for sale securities and their fair market value results in unrealized gains and losses, which are recorded as a separate component of stockholders' equity. Gross realized gains and losses on sales of available for sale securities were immaterial in 2000 and 1999.

The estimated fair value of available for sale securities by contractual maturity at September 30 is as follows:

(Dollars in thousands)	2000	1999
Due in one year or less	$ -	$4,916
Due after one year through three years	-	-
Due after three years	-	2,960
	$ -	$7,876

Expected maturities may differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

  Long-Term Contracts Receivable

Included in accounts receivable are the following at September 30:

(Dollars in thousands)	2000	1999
U.S. Government: Amount billed and billable	$ -	$ 43
Retainage	-	-
	-	43

Commercial Customers: Amounts billed and billable	-	1,673
Retainage	-	312
	$ -	$2,028

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Long-Term Contracts Receivable (Continued)

The balances billed but not paid by customers pursuant to retainage provisions in contracts are due upon completion of the contracts and acceptance by the customer. Based on the Company's experience, most retainage amounts are expected to be collected within the ensuing year.

  Inventories

  Inventories consist of the following at September 30:

(Dollars in thousands)	2000	1999
Finished goods	$ 150	$ 73
Work in process	249	916
Raw materials, components and assemblies	794	2,763
	$1,193	$3,752

  Property, Plant and Equipment

Property, plant and equipment consists of the following at September 30:

(Dollars in thousands)	2000	1999
Leasehold improvements	$ 72	$ 496
Machinery and equipment	1,417	3,686
Office furniture and fixtures	72	621
	1,561	4,803
Less accumulated depreciation	1,032	3,976
	$ 529	$ 827

Depreciation expense was $169, $489 and $317 thousand for 2000, 1999 and 1998, respectively. Repairs and maintenance expense was $52, $166 and $177 thousand for 2000, 1999 and 1998, respectively.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(6) Notes Receivable

Notes receivable consists of the following at September 30:

(Dollars in thousands)	2000	1999
Notes receivable with interest at prime (9.5% at September 30, 2000), interest and principal due May 18, 2005	$ 660	$ -

Notes receivable with an interest rate of 10%, interest and principal due September 30, 1998 (A)	250	250

Notes receivable with an interest rate of 10%, due in monthly installments through September 30, 2002	191	263
	1,101	513
Less: Current portion	(344)	(329)
Less: Allowance for bad debt	(660)	-
	$ 97	$ 184

(A) The principal amount of this note may be reduced in accordance with the terms of the note in the event of a sale of the fixed assets. The purchaser has requested that the principal amount of the note be reduced to reflect the resale value of certain assets of the L.A.B. Division, which was sold on September 30, 1997. The Company is enforcing its rights with respect to the note and is currently litigating for the collection of this note.

  Investments, at Equity

At September 30, 2000, the principal components of investments in equity investees are the following:
Investment	Calculated Market Value per Nasdaq	Ownership	Shares	Description of Business
Plug Power Inc.	$510.5 million	31.4%	13,704,315	A leading U.S. designer and developer of on-site, electricity generation systems utilizing proton exchange membrane fuel cells for residential applications.

SatCon Technology Corporation	$ 64.4 million	13.2%	1,800,000	Designer, developer and manufacturer of high-efficiency, high-reliability and long-lived power and energy management products to serve the distributed power generation and power quality markets.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Investments, at Equity (Continued)

Plug Power Inc.

The following is a roll forward of the Company's investment in Plug Power at September 30:
(Dollars in thousands)	2000	1999	1998
Investment balance, October 1	$ 8,710	$ 1,221	$ 27
Share of Plug Power losses	(23,148)	(9,363)	(3,806)
Equity adjustment for share of third- party investments in Plug Power which increased equity	4,364	14,485	-
Capital contribution - cash	20,500	2,000	-
Capital commitment - cash	-	-	4,000
Capital contribution - notes receivable	-	-	500
Capital contribution - accounts Receivable	-	-	500
Company's contribution of campus, at book value	-	367	-
Company's contribution of below market lease, at book value	-	-	-
Company's contribution of research credits, at book value	-	-	-
Equity adjustment for share of pre-IPO, IPO and over-allotment third-party investments in Plug Power	37,946	-	-
Investment balance, September 30	$48,372	$ 8,710	$ 1,221

The difference between the carrying value of the Company's investment in Plug Power and its interest in the underlying equity consists of the following at September 30:
(Dollars in thousands)	2000	1999
Calculated ownership (31.4% in 2000 and 40.65% in 1999)	$48,372	$12,704
Unrecognized basis difference	-	(3,994)
Carrying value of investment in Plug Power	$48,372	$ 8,710

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Investments, at Equity (Continued)

Summarized below is financial information for Plug Power whose fiscal year ends December 31.

(Dollars in thousands)	9 Months Ended Sept.30, Sept.30, 2000 1999	Year Ended Dec.31, Dec.31, 1999 1998
Current assets	$112,897	$ 12,024	$177,413	$ 5,293
Noncurrent assets	57,100	31,522	38,712	2,800
Current liabilities	9,618	6,291	8,202	2,601
Noncurrent liabilities	6,303	6,002	6,517	-
Stockholders' equity	154,076	31,253	201,407	5,493

Gross revenue	6,898	6,702	11,000	6,541
Gross profit	(3,534)	(3,148)	(4,497)	(2,323)
Net loss	(63,929)	(24,867)	(33,469)	(9,616)

On June 27, 1997, the Company and Edison Development Corp. ("EDC"), a subsidiary of DTE Energy Co., formed a joint venture, Plug Power LLC ("Plug Power") to further develop the Company's Proton Exchange Membrane ("PEM") Fuel Cell technology. In exchange for its contribution of employees, contracts, intellectual property and certain other net assets that had comprised the fuel cell research and development business activity of the Technology segment (the assets of which had a net book value of $357 thousand), the Company received a 50% interest in Plug Power. EDC made an initial cash contribution of $4.75 million in exchange for the remaining 50% interest in Plug Power. The Company's investment in Plug Power is included in the balance sheet caption "Investments, at equity".

On April 15, 1998, EDC contributed $2.25 million in cash to Plug Power. The Company contributed a below-market lease for office and manufacturing facilities in Latham, New York valued at $2 million and purchased a one-

year option to match the remaining $250 thousand of EDC's contribution. In May 1998, EDC contributed an additional $2 million to Plug Power and the Company purchased another one-year option to match the contribution. The Company paid approximately $191 thousand for the options, which were scheduled to mature April 24, 1999 ($250 thousand) and June 15, 1999 ($2 million).

As of March 25, 1999, the Company and Plug Power exchanged the foregoing options and certain "research credits" (described below) for $2.25 million Plug Power membership interests. The Company earned the research credits by assisting Plug Power in securing the award of certain government grants and research contracts during the period June 1997 through April 1999.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Investments, at Equity (Continued)

In August 1998, the Company committed to contribute an additional $5 million (in cash, accounts receivable and research credits) to Plug Power between August 5, 1998 and March 31, 1999 and recorded a liability representing this obligation. During the period from September 1998 to February 1999, the Company fully funded this commitment by contributing $4 million cash and converting $.5 million of accounts receivable and $.5 million of notes receivable.

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
    The Company and EDC would share the Capital Commitment equally.
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

In June 1999, the Company and Plug Power entered into an agreement for the sale of the Company's campus and adjacent residence, including all land and buildings, to Plug Power in exchange for 704,315 Class A membership interests and the assumption of approximately $6 million in debt by Plug Power. The sale of the Company's facility and the transfer of the $6 million IDR bonds to Plug Power were effective as of July 1, 1999 with no gain or loss recognized.

In August 1999, the Company committed to purchase 3 million shares of Plug Power if the public offering price of Plug Power's stock was greater than $7.50 per share. The Plug Power Mandatory Capital Contribution Agreement between the Company and Plug Power, dated as of January 26, 1999 was amended and restated to reflect this commitment.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Investments at Equity (Continued)

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

SatCon Technology Corporation

On October 21, 1999, the Company created a strategic alliance with SatCon Technology Corporation ("SatCon"). SatCon acquired Ling Electronics, Inc. and Ling Electronics, Ltd ("Ling") from the Company and the Company agreed to invest approximately $7 million in SatCon. This investment was funded in two stages during fiscal 2000. In consideration for the acquisition of Ling and the Company's investment, the Company received 1,800,000 shares of SatCon's common stock and warrants to purchase an additional 100,000 shares of SatCon's common stock. SatCon also received warrants to purchase 300,000 shares of the Company's common stock (after the effects of the Company's 3-for-1 stock split).

As a part of the SatCon transaction, the Company issued to SatCon warrants to purchase 108,000 and 192,000 shares of the Company's stock on October 21, 1999 and January 31, 2000, respectively. The warrants are immediately exercisable at $12.56 per share and expire on October 21, 2003 and January 31, 2004, respectively. The estimated fair value of these warrants at the dates issued were $4.94 and $16.38 per share, respectively, using a Black-Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options.

The Company also received warrants to purchase 36,000 and 64,000 shares of SatCon common stock on October 21, 1999 and January 31, 2000, respectively. The warrants are immediately exercisable at $8.80 per share and expire on October 21, 2003 and January 31, 2004, respectively.

The sale resulted in a $1.26 million gain, which was recorded in the first quarter of fiscal year 2000.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Investments, at Equity (Continued)

The following is a roll forward of the Company's investment in SatCon at September 30:

(Dollars in thousands)	2000
Investment balance, October 1	$ -
Exchange of Ling for 770,000 shares of SatCon valued at $8.75/share	6,738
Cash investment for purchase of shares of SatCon (1,030,000) and warrants to purchase shares of SatCon (100,000)	7,070
Warrants to purchase 300,000 shares of the Company's common stock issued to SatCon - valued using Black-Scholes method	3,678
Share of SatCon losses on one-quarter lag	(853)
Amortization of embedded difference between the Company's basis and calculated ownership of underlying equity	(2,067)
Equity adjustment for share of third-party investments in SatCon	1,418
Investment balance, September 30	$15,984

The difference between the carrying value of the Company's investment in SatCon and its interest in the underlying equity consists of the following at September 30:

(Dollars in thousands)	2000
Calculated ownership (13.2%)	$ 4,275
Embedded difference	11,709
Carrying value of investment in SatCon	$15,984

Summarized below is financial information for SatCon. SatCon's fiscal year ends September 30. The investment in SatCon is accounted for on a one-quarter lag.

(Dollars in thousands)	6 Months Ended June 30, 2000
Current assets	$24,935
Noncurrent assets	18,560
Current liabilities	5,271
Noncurrent liabilities	5,773
Stockholders' equity	32,451

Gross revenue	12,101
Gross profit	4,214
Net loss	(4,379)

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Investments, at Cost

Prior to making its investment in Beacon Power Corporation ("Beacon Power"), the Company made a one time $1.2 million bridge loan to Beacon Power in April 2000. This bridge loan was converted to equity as part of a $6 million investment. As part of the bridge financing, the Company received warrants to purchase 12,000 shares of Beacon Power's common stock at $4.20 per share. The Company exercised the warrants on August 24, 2000 and purchased 12,000 shares of Beacon Power common stock for approximately $50 thousand.

On May 23, 2000, the Company invested $6 million in Beacon Power Class F Preferred Stock ("Beacon Preferred Stock"). In connection with the investment, the Company received warrants to purchase shares of common stock, the exercise date, number of shares and exercise price of which would be determined upon either the sale of Beacon Power or the consummation of an underwritten public offering of Beacon Power common stock. On November 17, 2000, Beacon Power completed its initial public offering ("IPO") and the warrant terms were set for the purchase of 1,333,333 shares of common stock at an exercise price of $2.25 per share exercisable as of November 17, 2000. The warrants expire on May 23, 2005.

At September 30, 2000, the Company owned 1,428,571 shares of Beacon Power Preferred Stock and 12,000 shares of common stock or approximately 9.7% of Beacon Power. The market value of the investment in Beacon Power stock was not readily determinable at September 30, 2000.

On November 17, 2000, the date of the Beacon Power IPO, Beacon Power converted Beacon Preferred Stock to common stock and completed a 2-for-1 stock split immediately prior to the IPO. After Beacon Power's IPO, the Company owned 2,881,142 shares, approximately 7.5%, of Beacon Power common stock valued as of the initial public offering at $17.3 million.

The Company exercised the warrants on a cash-less basis, on December 20, 2000, and received 985,507 shares of Beacon Power common stock. After the exercise of the warrants, the Company owned 3,866,949 shares, approximately 10%, of Beacon Power common stock.

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

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Income Taxes

Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates.

Income tax expense (benefit) consists of the following for the years ended September 30:
(Dollars in thousands)	2000	1999	1998
Continuing operations before equity investee losses
Federal	$ (457)	$ 1	$ 15
State	14	36	10
Deferred	(1,484)	-	-
	(1,927)	37	25
Equity investee losses
Federal	-	-	-
State	-	-	-
Deferred	(10,219)	-	-
	(10,219)	-	-
Total continuing operations	(12,146)	37	25

Discontinued operations
Federal	-	-	-
State	-	-	-
Deferred	157	-	-
Total discontinued operations	157	-	-
	$(11,989)	$ 37	$ 25
Items charged (credited) directly to stockholders' equity:
Increase in additional paid-in capital for equity investments, and warrants and options issued - Deferred	18,825	5,794	-
Expenses for employee stock options recognized differently for financial reporting/tax purposes - Federal	(1,806)	(380)	-
Valuation allowance	(3,750)	(5,414)	-
	$ 13,269	$ -	$ -

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Income Taxes (Continued)

The significant components of deferred income tax expense (benefit) consists of the following for the years ended September 30:
(Dollars in thousands)	2000	1999	1998
Continuing operations
Deferred tax (benefit) expense	$ (647)	$ (488)	$ 456
Net operating loss carryforward	(1,981)	(859)	504
Valuation allowance	1,144	1,347	(960)
	(1,484)	-	-
Equity investee losses
Deferred tax (benefit) expense	(8,179)	(1,345)	(1,123)
Net operating loss carryforward	(2,040)	(2,400)	(399)
Valuation allowance	-	3,745	1,522
	(10,219)	-	-
Discontinued operations
Deferred tax expense (benefit)	187	114	(508)
Net operating loss carryforward	(30)	(97)	(265)
Valuation allowance	-	(17)	773
	157	-	-
	$(11,546)	$ -	$ -

The Company's effective income tax rate from continuing operations, including loss from equity investees, differed from the Federal statutory rate for the years ended September 30:
(Dollars in thousands)	2000	1999	1998
Federal statutory tax rate	(34%)	(34%)	(34%)
State taxes, net of federal tax effect	( 6%)	-	-
Change in valuation allowances	4%	34%	28%
Research and development credit	( 1%)	-	-
Other, net	( 2%)	-	7%
	(39%)	-%	1%

Pre-tax loss from continuing operations including pre-tax losses from equity investees was $30,985, $10,692 and $2,006 for the years ended September 30, 2000, 1999 and 1998, respectively.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Income Taxes (Continued)

The deferred tax assets and liabilities consist of the following tax effects relating to temporary differences and carryforwards as of September 30:

(Dollars in thousands)	2000	1999
Current deferred tax assets:
Loss provisions for discontinued Operations	$ 104	$ 300
Bad debt reserve	336	112
Inventory valuation	17	173
Inventory capitalization	14	39
Vacation pay	45	63
Warranty and other sale Obligations	22	86
Stock options	241	-
Other reserves and accruals	200	116
	979	889
Valuation allowance	-	(889)
Net current deferred tax assets	$ 979	$ -

Noncurrent deferred tax assets (liabilities):
Net operating loss	$11,543	$ 5,687
Property, plant and equipment	(38)	122
Investment, in equity investees	(13,835)	(3,322)
Other	223	224
Research and development tax credit	399	-
Alternative minimum tax credit	150	150
	(1,558)	2,861
Valuation allowance	(1,144)	(2,861)
Other credits	(150)	(597)
Noncurrent net deferred tax liabilities and other credits	$(2,852)	$ (597)

The valuation allowance at September 30, 2000 is $1.144 million and at September 30, 1999 was $3.750 million. During the year ended September 30, 2000, the valuation allowance was increased through the statement of operations by $1.144 million and decreased by $3.750 million through paid-in-capital, for a net decrease of $2.606 million.

At September 30, 2000, the Company has unused Federal net operating loss carryforwards of approximately $29.320 million. The Federal net operating loss carryforwards, if unused, will begin to expire during the year ended September 30, 2009. The use of $5.339 million of these carryforwards is limited on an annual basis, pursuant to the Internal Revenue Code, due to certain changes in ownership and equity transactions. For the year ended September 30, 2000, the Company has approximately $399 thousand of research and development tax credit carryforwards, which begin to expire in 2018, and approximately $150 thousand of alternative minimum tax credit carryforwards, which have no expiration date.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Income Taxes (Continued)

The Company received net (refunds) or made cash payments, net of refunds, for income taxes of $(18), $15 and $42 thousand for 2000, 1999 and 1998, respectively.

  Accrued Liabilities

  Accrued liabilities consist of the following at September 30:

(Dollars in thousands)	2000	1999
Salaries, wages and related expenses	$ 383	$ 553
Acquisition and disposition costs	483	431
Legal and professional fees	169	169
Warranty and other sale obligations	54	398
Deferred income	250	264
Commissions	72	182
Interest expense	219	7
Other	223	239
	$1,853	$2,243

  Debt

On March 29, 2000, the Company entered into a $50 million Amended and Restated Credit Agreement with KeyBank, N.A. ("the $50 million Credit Agreement"). This agreement superceded all previous credit agreements with KeyBank, N.A. At September 30, 1999, there were no borrowings outstanding on the lines of credit available at that time.

On October 1, 2000, this agreement was previously amended ("the $50 million Credit Agreement, as amended") as follows:

The Company has pledged shares of Plug Power common stock as collateral for the $50 million Credit Agreement, as amended (2,000,000 shares as of September 30, 2000). The Company is obligated to make interest only payments through March 15, 2002, and upon exercise of a term loan option at the end of the line of credit term, to repay the principal in 8 equal quarterly installments beginning March 31, 2002. Interest is payable monthly at either the Prime Rate or if certain performance standards are achieved, based on both the trading volume and market price of Plug Power common stock, at LIBOR based rates. On September 30, 2000, $27 million of debt was outstanding at Prime (9.5%) and is classified as short-term.

On December 27, 2000, this agreement was again amended as follows:

The $50 million Credit Agreement, as amended, was reduced to $30 million ("the $30 million Credit Agreement, as amended"). Concurrent with this amendment, the Bank permanently waived all covenant violations related to the minimum price of Plug Power common stock and the Company made a

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Debt (Continued)

principal reduction of $3 million, bringing the loan balance to $25.2 million as of the amendment date. Additional borrowings are available when the Plug Power stock price is above $20 per share.

The Company has pledged 8 million shares of Plug Power common stock as collateral. In addition, the Company entered into a Put and Call with First Albany Companies, Inc. ("FAC") to provide independent credit support for repayment of the loan ("FAC Credit Enhancement"). The FAC Credit Enhancement provides FAC with the option, if the price of Plug Power stock falls to $4 per share, to either purchase 6.3 million Plug Power shares pledged as collateral on the loan or take an assignment of KeyBank N.A.'s rights under the Credit Agreement, as amended. The FAC Credit Enhancement may be triggered in the event of a default and expires on April 27, 2001 and may be renewed by the Company and FAC on a monthly basis upon mutually agreeable terms. Upon expiration of the FAC Credit Enhancement, if Plug Power stock is trading below $20 per share the loan is immediately due and payable. Mandatory repayments on any outstanding balance in excess of $25.2 million would be required if the Plug Power stock price declines below $16 per share while the FAC Credit Enhancement is in place. After the FAC Credit Enhancement expires, mandatory repayments on any outstanding balance would be required if the Plug Power stock price is below $20 per share. If the line of credit is due and payable upon expiration of the FAC Credit Enhancement on April 27, 2001, the Company may need to sell assets including certain investments to fund this obligation. The Company is obligated to make interest-only payments through March 15, 2002, and upon exercise of a term loan option at the end of the line of credit term, to repay the principal in 8 equal quarterly installments beginning March 31, 2002. Interest is payable monthly at either the Prime Rate or if certain performance standards are achieved, based on both the trading volume and market price of Plug Power common stock, at LIBOR based rates.

As of December 27, 2000, the $30 million Credit Agreement, as amended, requires the Company to meet certain covenants, including maintenance of a debt service reserve account (equal to 6 months of interest payments on outstanding debt, amounting to $1.142 million at September 30, 2000) and a collateral coverage ratio, the FAC Credit Enhancement and a minimum Plug Power share price. All other covenants in the previous KeyBank credit agreements were eliminated in connection with this financing.

On December 27, 2000, the Company entered into two bridge loan agreements with FAC. The first loan was for $945 thousand and was used to pay the purchase price for the FAC Credit Enhancement. The Company has pledged 200,000 shares of Plug Power common stock as collateral. The second loan is for $5 million, $3 million of which was used to make the principal loan repayment to KeyBank, N.A. and the remaining $2 million will be used for working capital. The Company pledged 1 million shares of Plug Power common stock as collateral. Both loans bear interest at the Prime Rate (9.5% at December 27, 2000) and both interest and principal are due on January 3, 2002. Upon mutual agreement of FAC and the Company, the loans may be converted to equity prior to maturity.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Debt (Continued)

The above agreement supercedes a November 1, 1999 $22.5 million Credit Agreement with KeyBank, N.A. ("the $22.5 million Credit Agreement"). The Company had pledged 13,704,315 shares of Plug Power common stock as collateral for its $22.5 million loan from KeyBank, N.A. ("Loan"). The proceeds of this Loan were used to fund $20.5 million of the Company's Mandatory Capital Commitment to Plug Power. Pursuant to the $22.5 million Credit Agreement, the Company was obligated to make interest- only payments for the first 18 months following the closing of the Loan, and to repay the principal in 6 equal quarterly installments of $3.750 million each, commencing in August 2001. In addition, a one-time commitment fee totaling $247,500 was paid for the Loan, $75,000 of which was paid as of September 30, 1999. Interest was payable monthly at the Prime Rate or if certain performance standards were achieved, at a reduced rate. The performance standards were based on the trading volume and market price of Plug Power common stock. The $22.5 million Credit Agreement terminated on March 29, 2000 when the $50 million Credit Agreement was executed.

At September 30, 1999, the Company had a working capital line of credit available in the amount of $4 million with interest payable monthly at the Prime Rate (8.25% at September 30, 1999) or LIBOR plus 2.5% (7.9% at September 30, 1999). This obligation was collateralized by the assets of the Company, exclusive of its investment in Plug Power. The Company also had a $1 million equipment loan/lease line of credit at an interest rate of LIBOR plus 2.75% (8.15% at September 30, 1999). This obligation was collateralized by equipment purchased under the line of credit. The lines of credit terminated on March 29, 2000 when the $50 million Credit Agreement was executed. No amounts were outstanding under these lines at September 30, 1999.

On December 17, 1998, the Industrial Development Agency for the Town of Colonie issued $6 million in Industrial Development Revenue ("IDR") Bonds on behalf of the Company to assist in the construction of a building for MTI Instruments, Inc. and the Company's corporate staff and renovation of existing buildings leased to Plug Power. The IDR Bond proceeds were deposited with a trustee for the bondholders, and the Company drew bond proceeds to cover qualified project costs. First Albany Companies Inc. ("FAC"), which owns 34% of the Company's stock, underwrote the sale of the IDR Bonds. FAC received no fees for underwriting the IDR Bonds but was reimbursed for its out-of-pocket costs.

KeyBank, N.A. issued a letter of credit ("the credit agreement") for approximately $6 million in connection with the $6 million IDR Bonds. The credit agreement required the Company to meet certain covenants,

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(11) Debt (Continued)

including a fixed charge coverage and leverage ratio. Further, if certain performance standards were achieved, the interest rates on the debt could be reduced.

The credit agreement also required the Company to grant a first lien on all consolidated assets of the Company, exclusive of its investment in Plug Power, a first mortgage on all land and buildings owned by the Company and a first lien on any equipment purchased by the Company.

The IDR Bond Obligation, letter of credit and unexpended bond proceeds were transferred to Plug Power in connection with the sale of the Company's facility and adjacent residence effective July 1, 1999. As of September 30, 1999, there is no continuing obligation, contingent or direct, with respect to the IDR Bonds or related letter of credit.

The weighted average interest rate on short-term borrowings outstanding was 0% during 2000 and 1999 and 9.02% during 1998.

Cash payments for interest were $1,731, $164 and $97 thousand for 2000, 1999 and 1998, respectively.

  Shareholders' Equity

Stock Splits

On March 8, 2000, the Company declared a 3-for-1 stock split in the form of a dividend. Holders of the Company's $1.00 par value common stock received two additional shares of $1.00 par value common stock for every one share of common stock owned as of April 3, 2000.

On April 23, 1999, the Company declared a 3-for-2 stock split in the form of a stock dividend. Holders of the Company's $1.00 par value common stock received one additional share of $1.00 par value common stock for every two shares of common stock owned as of April 30, 1999.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Shareholders' Equity (Continued)

  Stock Sales

  On July 12, 1999, the Company completed the sale of 801,223 shares of common stock to current shareholders through a rights offering. The offering raised approximately $12.820 million before offering costs of approximately $158 thousand for net proceeds of approximately $12.671 million. The Company used some of the proceeds of the offering for investment into Plug Power. In addition, some proceeds were used for acquisitions for the Company's core businesses, efforts to increase market share, working capital, general corporate purposes and other capital expenditures.

  On September 30, 1998, the Company completed the sale of 1,196,399 shares of common stock to current shareholders through a rights offering. The offering raised approximately $7.178 million before offering costs of approximately $186 thousand for net proceeds of approximately $6.992 million. The Company used some of the proceeds of the offering for investment in Plug Power. In addition, some proceeds were used for acquisitions for the Company's core businesses, efforts to increase market share, working capital, general corporate purposes and other capital expenditures.

  Warrants

  The Company issued warrants as part of its strategic alliance with SatCon. The warrants, as adjusted for the April 3, 2000 stock split, provide for the purchase of 108,000 and 192,000 shares of the Company's common stock and were issued on October 21, 1999 and January 31, 2000, respectively. The warrants are immediately exercisable at $12.56 per share and expire on October 21, 2003 and January 31, 2004, respectively.

  Changes in Common Shares

  Changes in common shares as of September 30 are as follows:
Common Shares	2000	1999	1998
Balance, October 1 (1998 balance as previously reported)	34,949,877	32,321,904	8,862,992
Three-for-one common stock split effected in the form of a 200% stock dividend effective April 3, 2000	-	-	17,725,984
Issuance of shares for stock option exercises	487,408	224,304	349,131
Issuance of shares for stock sale	-	2,403,669	5,383,797
Issuance of shares - consultant	-	-	-
Balance, September 30	35,437,285	34,949,877	32,321,904
Treasury Shares
Balance, October 1 (1998 balance as previously reported)	20,250	13,500	4,500
Three-for-one common stock split effected in the form of a 200% stock dividend effective April 3, 2000	-	-	9,000
Acquisition of shares	-	6,750	-
Balance, September 30	20,250	20,250	13,500

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Earnings per Share

The following is the reconciliation, effected for stock splits in 2000 and 1999, of the numerators and denominators of the basic and diluted per share computations of net loss at September 30:
(Dollars in thousands)	2000	1999	1998
Loss from continuing operations attributable to common stockholders	$ (18,839)	$ (10,729)	$ (2,031)
Common shares outstanding, beginning of period	34,949,877	32,321,904	8,862,992
Three-for-one common stock split effected in the form of a 200% stock dividend effective April 3, 2000	-	-	17,725,984
Weighted average common shares issued during the period	286,401	599,997	128,235
Weighted average common shares issued during the period, as calculated for the bonus element effects for rights offerings (a)	-	1,069,689	2,012,805
Weighted average common stock equivalents	-	-	-
Weighted average shares outstanding - basic and diluted	35,236,278	33,991,590	28,730,016
Net loss per weighted average share - basic and diluted	$ (.54)	$ (.31)	$ (.07)

(a) The rights offerings on July 12, 1999 and September 30, 1998 offered to all existing shareholders the right to purchase stock at exercise prices that were less than the fair value of the stock at the time of issuance. As a result, basic and diluted Earnings per Share have been adjusted retroactively for the bonus element for all periods presented.

During fiscal 2000, options to purchase 2,703,374 shares of common stock at prices ranging from $0.54 to $21.90 per share were outstanding but were not included in the computation of Earnings per Share-assuming dilution because the Company incurred a loss during this period and inclusion would be antidilutive. The options expire between December 20, 2006, and August 3, 2010. The Company also issued 300,000 warrants to SatCon Technology Corporation at $12.56 per share. These warrants were outstanding at September 30, 2000 but were not included in the computation of Earnings per Share-assuming dilution because the Company incurred a loss during this period and inclusion would be antidilutive. The warrants expire on October 21, 2003 (108,000) and

January 31, 2004 (192,000).

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Earnings per Share (Continued)

During fiscal 1999, options to purchase 2,224,839 shares of common stock at prices ranging between $0.54 and $7.50 per share were outstanding but were not included in the computation of Earnings per Share-assuming dilution because the Company incurred a loss during this period and inclusion would be antidilutive. The options expire between December 20, 2006 and June 16, 2009.

During fiscal 1998, options to purchase 1,822,116 shares of common stock at prices ranging from $0.54 to $1.33 per share were outstanding but were not included in the computation of Earnings per Share-assuming dilution because the Company incurred a loss during this period and inclusion would be anti-dilutive. The options expire between December 20, 2006 and August 31, 2008.

  Stock Based Compensation

During March 1999, the shareholders approved the 1999 Employee Stock Incentive Plan ("1999 Plan"). The 1999 Plan provides that an initial aggregate number of 1 million shares of common stock may be awarded or issued. The number of shares available under the 1999 Plan has been adjusted for stock splits, and during 2000 and 1999 the number of shares available under the 1999 Plan increased to 4,500,000 and 1,500,000 shares, respectively. Under the 1999 Plan, the Board of Directors is authorized to award stock options to officers, employees and others.

During December 1996, the shareholders approved a stock incentive plan ("1996 Plan"). The 1996 Plan provides that an initial aggregate number of 500,000 shares of common stock may be awarded or issued. The number of shares available under the 1996 Plan may be increased by 10% of any increase in the number of outstanding shares of common stock for reasons other than shares issued under this 1996 Plan. The number of shares available under the 1996 Plan have been adjusted for stock splits and rights offerings, and during 2000 and 1999, the number of shares available under the 1996 Plan increased to 3,478,746 and 1,159,582 shares, respectively. Under the 1996 Plan, the Board of Directors is authorized to award stock options, stock appreciation rights, restricted stock, and other stock-based incentives to officers, employees and others.

Options are generally exercisable in from one to four cumulative annual amounts beginning 12 months after the date of grant. Certain options granted may be exercisable immediately. Option exercise prices are not less than 85 percent of the market value of the shares on the date of grant. Unexercised options generally terminate ten years after grant.

The Company has elected to follow Accounting Principles Board ("APB") No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock-based compensation and to provide the disclosures required under SFAS No. 123, "Accounting for

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Stock Based Compensation (Continued)

Stock Based Compensation." APB No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Company, namely, broad- based employee stock purchase plans and option grants where the exercise price is equal to or not less than 85 percent of the market value at the date of grant. However, APB No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. In contrast, SFAS No. 123 requires recognition of compensation expense for grants of stock, stock options, and other equity instruments, over the vesting periods of such grants, based on the estimated grant-date fair values of those grants.

During fiscal year 2000 and 1999, the Company awarded 60,000 and 45,000 options, respectively, to consultants. Presented below is a summary of compensation expense recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations for the years ended September 30:
(Dollars in thousands)	2000	1999	1998
SFAS 123 - Consultants	$ 505	$ 55	$ -
APB No. 25 - Variable stock options	42	-	-
Total compensation expense	$ 547	$ 55	$ -

Presented below is a summary of the stock option plans' activity for the years ended September 30:
	2000	1999	1998
Shares under option at October 1	2,224,839	1,822,116	1,870,200
Granted	1,081,000	697,650	893,250
Exercised	(474,808)	(236,847)	(349,134)
Canceled	(127,656)	(58,080)	(592,200)
Shares under option at September 30	2,703,375	2,224,839	1,822,116
Options exercisable at September 30	1,500,636	1,258,314	814,119
Shares available for granting of options	4,214,582	667,926	1,067,130
The weighted average exercise price is as follows:
	2000	1999	1998
Shares under option at October 1	$ 1.63	$ .96	$ .65
Granted:
Exercise price less than fair market value at grant date	11.55	-	-
Exercise price equal to fair market value at grant date	19.87	2.87	1.28
Exercised	1.01	.75	.64
Canceled	2.34	1.12	.58
Shares under option at September 30	7.85	1.63	.96
Options exercisable at September 30	6.42	1.86	.88

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Stock Based Compensation (Continued)

  The following table summarizes information for options outstanding and exercisable at September 30, 2000:
Outstanding Options				Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$ 0.54-$ 0.76	437,975	6.8	$ 0.69	310,287	$ 0.67
$ 1.06-$ 1.56	569,325	7.7	$ 1.32	338,700	$ 1.32
$ 1.76-$ 1.78	315,075	8.2	$ 1.77	159,149	$ 1.77
$ 4.17	315,000	8.5	$ 4.17	315,000	$ 4.17
$ 6.27-$ 9.25	60,000	9.4	$ 8.07	11,250	$ 8.67
$10.65-$14.05	379,000	9.7	$11.58	43,750	$10.65
$20.92-$21.92	627,000	9.5	$21.40	322,500	$21.15
	2,703,375			1,500,636

  Option quantities and prices have been adjusted for the three-for-one common stock split effected in the form of a 200% stock dividend effective April 3, 2000.

  Pro Forma Fair Value Disclosures

  Had compensation expense for the Company's stock options been recognized based on the fair value on the grant date under the methodology prescribed by SFAS No. 123, the Company's net loss and net loss per share for the three years ended September 30, would have been impacted as shown in the following table (in thousands, except per share).

	2000	1999	1998
Reported net loss	$(18,596)	$(10,688)	$(4,316)
Pro forma net loss	(22,321)	(11,988)	(4,773)
Reported diluted net loss per share	(.53)	(.31)	(.15)
Pro forma diluted net loss per share	(.63)	(.35)	(.17)

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Stock Based Compensation (Continued)

The fair value of options granted, which is amortized to expense over the option vesting period in determining the pro forma impact, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2000	1999	1998
Expected life of option	5 yrs	5 yrs	5 yrs
Risk-free interest rate	6.00-6.55%	4.37-5.81%	5.52-5.85%
Expected volatility of the Company's stock	91%	78%	102%
Expected dividend yield on the Company's stock	0%	0%	0%
The weighted average fair value of options granted during the years ended September 30, is as follows:
	2000	1999	1998
Fair value of each option granted	$ 12.55	$ 1.93	$ 1.57
Total number of options granted	1,081,000	697,650	893,250
Total fair value of all options Granted	$13,566,550	$1,346,465	$1,402,403

In accordance with SFAS No. 123, the weighted average fair value of stock options granted is required to be based on a theoretical statistical model using the preceding Black-Scholes assumptions. In actuality, because the Company's stock options are not traded on any exchange, employees can receive no value nor derive any benefit from holding stock options under these plans without an increase in the market price of the Company's stock. Such an increase in stock price would benefit all shareholders commensurately.

(15) Retirement Plan

The Company maintains a voluntary savings and retirement plan (Internal Revenue Code Section 401(k) Plan) covering substantially all employees. The Company plan allows eligible employees to contribute a percentage of their compensation; the Company makes additional voluntary contributions in amounts as determined by management and the Board of Directors. The investment of employee contributions to the plan is self-directed. Effective October 21, 1999, Ling employees no longer participate in the plan due to Ling's sale to SatCon. The cost of the plan was $81, $168 and $152 thousand for 2000, 1999 and 1998, respectively.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Commitments and Contingencies

On September 9, 1998, Barbara Lawrence, the Lawrence Group, Inc.

("Lawrence"), and certain other Lawrence-related entities ("Plaintiffs") filed suit in the United States Bankruptcy Court for the Northern District of New York against First Albany Corporation, Mechanical Technology, Dale Church, Edward Dohring, Alan Goldberg, George McNamee, Beno Sternlicht, Marty Mastroianni (former President and Chief Operating Officer of MTI), and 33 other individuals ("Defendants") who purchased a total of 820,909 shares of the Company's stock from the Plaintiffs. The case concerns the Defendants' 1997 purchase of Mechanical Technology shares from the Plaintiffs at the price of $2.25 per share. FAC acted as Placement Agent for the Defendants in the negotiation and sale of the shares and in proceedings before the Bankruptcy Court for the Northern District of New York, which approved the sale in September 1997. Plaintiffs claim that the Defendants failed to disclose material inside information concerning Plug Power, LLC to the Plaintiffs and therefore the $2.25 per share purchase price was unfair. Plaintiffs are seeking damages of $5 million plus punitive damages and costs. In April 1999, Defendants filed a motion to dismiss the amended complaint, which was denied by the Bankruptcy Court. On appeal in October 2000, Plaintiffs' cause of action was dismissed by the United States District Court for the Northern District of New York. In November 2000, Plaintiffs filed an appeal of that dismissal with the United States Court of Appeals for the Second Circuit. That appeal is presently pending.

The Company and its subsidiaries lease certain manufacturing, warehouse and office facilities. The leases generally provide for the Company to pay increases over a base year level for taxes, maintenance, insurance and other costs of the leased properties. The leases contain renewal provisions.

Future minimum rental payments required under noncancelable operating leases are (dollars in thousands): $311 in 2001; $310 in 2002; $305 in 2003; $300 in 2004 and $313 in 2005. Rent expense under all leases was $392, $482 and $403 thousand for 2000, 1999 and 1998, respectively.

Rental income under all sub-leases was $12, $164 and $66 thousand in 2000, 1999 and 1998, respectively.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Related Party Transactions

At September 30, 2000, First Albany Companies Inc. ("FAC") owned approximately 34% of the Company's common stock.

Transactions among related parties are as fair to the Company as obtainable from unaffiliated third parties.

In April 2000, the Company entered into a management services agreement with First Albany Corporation, a wholly-owned subsidiary of FAC, to provide certain services on a month to month basis. Under this agreement, FAC bills services to the Company (phone, network, postage, etc.) on a cost reimbursement basis. Billings under these agreements amounted to approximately $30 thousand for 2000. Amounts payable to FAC is included in the financial statement line "Accrued liabilities - related parties".

During fiscal 2000, FAC/Equities, a division of First Albany Corporation, provided financial advisory services in connection with the sale of Ling to SatCon, for which FAC/Equities was paid a fee of approximately $353 thousand.

During fiscal 1999 and 1998, First Albany Corporation provided financial advisory services in connection with the sale of the Technology Division,

for which First Albany Corporation was paid fees of $15 and $10 thousand, respectively.

The Company received approximately $5 thousand in interest income from Beacon Power for bridge loan interest.

Amounts receivable from an officer totaled approximately $38 thousand and is included in the financial statement line "Other receivables-related parties" at September 30, 1999. The balance was paid during fiscal 2000.

On June 27, 1997, the Company entered into a management services agreement with Plug Power to provide certain services and facilities for a period of one year. This agreement expired on June 27, 1998. The Company continued to provide services through fiscal 1999, which were billed on a cost reimbursement basis. During 1998, the Company entered into leases for certain of its facilities for manufacturing, laboratory and office space. These leases expired on July 1, 1999 pursuant to the sale of the Company's facility to Plug Power in exchange for 704,315 Plug Power Class A membership interests and the assumption of $6 million in debt by Plug Power. Billings under these agreements amounted to $0, $448 and $661 thousand for 2000, 1999 and 1998, respectively. Amounts receivable from Plug Power under these agreements are included in the financial statement line "Other receivables-related parties."

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Related Party Transactions (Continued)

  Prior to becoming Vice President of Corporate Development, Catherine Hill's law firm, Catherine S. Hill, PLLC, served as general counsel to the Company. Billings for 2000 totaled approximately $141 thousand. She also received 30,000 stock options during 2000 with a Black-Scholes value of approximately $446 thousand.

  During fiscal 2000, the Company sold furniture and equipment to Plug Power totaling approximately $12 thousand.

  The Company made investments in related parties during the fiscal years ended September 30:

(Dollars in thousands)	2000	1999	1998
Plug Power- cash	$20,500	$6,000	$ -
Plug Power- capital commitment in 1998 and funded in 1999	-	(4,000)	4,000
Plug Power- notes receivable	-	-	500
Plug Power- accounts receivable	-	-	500
Plug Power- campus contribution	-	367	-
SatCon-cash	7,070	-	-
Beacon Power- cash	6,050	-	-
	$33,620	$2,367	$5,000

  During 2000 and 1999, the Company paid approximately $35 and $59 thousand, respectively to Plug Power in connection with a lease of office and manufacturing space. This lease terminated on November 24, 1999.

  On December 27, 2000, the Company entered into a Put and Call with First Albany Companies, Inc. ("FAC") to provide independent credit support for repayment of the loan ("FAC Credit Enhancement"). The FAC Credit Enhancement provides FAC with the option, if the price of Plug Power stock falls to $4 per share, to either purchase 6.3 million Plug Power shares pledged as collateral on the loan or take an assignment of KeyBank N.A.'s rights under the Credit Agreement, as amended. The FAC Credit Enhancement may be triggered in the event of a default and expires on April 27, 2001 and may be renewed by the Company and FAC on a monthly basis upon mutually agreeable terms. Upon expiration of the FAC Credit Enhancement, if Plug Power stock is trading below $20 per share the loan is immediately due and payable.

  On December 27, 2000, the Company entered into two bridge loan agreements with FAC. The first loan was for $945 thousand and was used to pay the purchase price for the FAC Credit Enhancement. The Company has pledged 200,000 shares of Plug Power common stock as collateral. The second loan is for $5 million, $3 million of which was used to make the principal loan repayment to KeyBank, N.A. and the remaining $2 million will be used for working capital. The Company pledged 1 million shares of Plug Power common stock as collateral. Both loans bear interest at the Prime Rate (9.5% at December 27, 2000) and both interest

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Discontinued Operations

and principal are due on January 3, 2002. Upon mutual agreement of FAC and the Company, the loans may be converted to equity prior to maturity.

The sale of the Company's Technology Division, the sole component of the

Technology segment, to NYFM, Incorporated (a wholly-owned subsidiary of

Foster-Miller, Inc., a Waltham, Massachusetts-based technology company) was completed on March 31, 1998. Accordingly, the Company no longer includes Technology among its reportable business segments. The Technology Division is reported as a discontinued operation as of December 26, 1997, and the consolidated financial statements have been restated to report separately the net assets and operating results of the business. In exchange for the Technology Division's assets, NYFM, Incorporated (a) agreed to pay the Company a percentage of gross sales on an annual basis for a period of five years after the sale as follows: yearly combined gross sales (in excess of $2.5 million) multiplied by .13, .053, .027, for years one, two and three-to-five, respectively; (b) assumed approximately $40 thousand of liabilities; and (c) established a credit for warranty work of approximately $35 thousand. The Company received approximately $0 and $41 thousand as contingent sales proceeds from NYFM, Incorporated in 2000 and 1999, respectively. This amount is included in the financial statement line, "Income (loss) from discontinued operations."

During the fourth quarter of fiscal 2000, the Company reversed $400 thousand ($243 thousand, net of tax) of the previously recorded loss on disposal of the Technology Division. The reversal includes estimated reductions in warranty and accounts receivable reserves.

Discontinued operations consist of the following at September 30:
(Dollars in thousands)	2000	1999	1998
Sales	$ -	$ -	$ 532
Loss from discontinued operations before income tax	-	-	(516)
Income tax (benefit)	-	-	-
Net loss from discontinued Operations	$ -	$ -	$ (516)
Gain (loss) on disposal of Division	$ 400	$ 41	$(1,769)
Income tax	157	-	-
Gain (loss) on disposal of Division	$ 243	$ 41	$(1,769)

The assets and liabilities of the Company's discontinued operations are as follows at September 30:

(Dollars in thousands)	2000	1999
Assets (primarily accounts receivable)	$ 30	$ 220
Liabilities (primarily accrued expenses)	261	760
Net liabilities	$(231)	$(540)

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Discontinued Operations (Continued)

The nature of the net liability for discontinued operations as of September 30, 2000 and the expected period of liquidation are as follows (Dollars in thousands):

Nature of (Liabilities)/Assets	Amount	Expected Period of Liquidation
Accounts receivable	$ 30	Fiscal 2001
Warranty	(163)	Fiscal 2001
Severance	(60)	Fiscal 2001
Personnel and wind-down costs	(38)	Fiscal 2001
	$(231)

(19) Sale of Division/Subsidiary

On October 21, 1999, the Company created a strategic alliance with SatCon Technology Corporation ("SatCon"). SatCon acquired Ling Electronics, Inc. and Ling Electronics, Ltd. ("Ling") from the Company and the Company agreed to invest approximately $7 million in SatCon. This investment was funded in two stages during fiscal 2000. In consideration for the acquisition of Ling and the Company's investment, the Company received 1,800,000 shares of SatCon's common stock and warrants to purchase an additional 100,000 shares of SatCon's common stock. SatCon also received warrants to purchase 300,000 shares of the Company's common stock (after the effects of the Company's 3-for-1 stock split).

As a part of the SatCon transaction, the Company issued to SatCon warrants to purchase 108,000 and 192,000 shares of the Company's stock on October 21, 1999 and January 31, 2000, respectively. The warrants are immediately exercisable at $12.56 per share and expire on October 21, 2003 and January 31, 2004, respectively. The estimated fair value of these warrants at the dates issued were $4.94 and $16.38 per share, respectively, using a Black-Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options.

The Company also received warrants to purchase 36,000 and 64,000 shares of SatCon common stock on October 21, 1999 and January 31, 2000, respectively. The warrants are immediately exercisable at $8.80 per share and expire on October 21, 2003 and January 31, 2004, respectively.

The sale resulted in a $1.262 million gain, which was recorded in the first quarter of fiscal year 2000.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Geographic and Segment Information

The Company sells its products on a worldwide basis with its principal markets listed in the table below where information on export sales is summarized by geographic area for the Company as a whole for the years ended September 30:

(Dollars in thousands)
Geographic Area	2000	1999	1998
United States	$4,362	$ 9,576	$17,022
Europe	185	1,180	1,072
Japan	397	787	1,534
Pacific Rim	387	760	834
China	88	278	302
Canada	20	153	228
Rest of World	108	151	36
Total Sales	$5,547	$12,885	$21,028

The Company operates in two business segments, New Energy and Test and Measurement Instrumentation. The New Energy segment develops new energy technologies and companies. The Test and Measurement Instrumentation segment develops, manufactures, markets and services sensing instruments and computer-based balancing systems for aircraft engines; and prior to the sale of Ling in October 1999, vibration test systems and power conversion products.

The accounting policies of the New Energy and Test and Measurement Instrumentation segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes, accounting changes, non-recurring items, and interest income and expense. Inter-segment sales are not significant.

In the Test and Measurement Instrumentation Segment, in 2000, one customer accounted for $1.16 million or 20.9% of sales and one customer accounted for $620 thousand or 11.2% of sales; no customers accounted for more than 10% of sales in 1999; and in 1998 one customer accounted for $2.83 million or 13.5% of sales and one customer accounted for $2.41 million or 11.5% of sales.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items and items like income taxes or unusual items, which are not allocated to reportable segments. In addition, segments' noncash items include any depreciation and amortization in reported profit or loss. The New Energy segment figures include the Company's activities related to evaluating new energy technologies, investment and growth opportunities, and the Company's investments in Plug Power, SatCon and Beacon Power and the results of the Company's equity method of accounting for certain investments. SatCon's results are accounted for on a one-quarter lag. The results for Plug Power and SatCon are derived from their unaudited quarterly and audited annual financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(20) Geographic and Segment Information (Continued)

(Dollars in thousands)
Sept.30, 2000	New Energy	Test and Measurement Instrumentation	Other	Consolidated Totals
Revenues	$ -	$ 5,547	$ -	$ 5,547
Segment profit (loss)	(17,071)	(2,431)	906	(18,596)
Equity in investee losses, net of tax	(15,849)	-	-	(15,849)
Total assets	70,438	2,286	4,542	77,266
Investments, at equity	64,356	-	-	64,356
Investments, at cost	6,050	-	-	6,050
Capital expenditures	9	137	140	286
Depreciation and amortization	3	130	131	264

Sept.30, 1999
Revenues	$ -	$ 12,885	$ -	$ 12,885
Segment profit (loss)	(9,363)	(1,404)	79	(10,688)
Equity in investee losses, net of tax	(9,363)	-	-	(9,363)
Total assets	8,710	8,185	14,885	31,780
Investments, at equity	8,710	-	-	8,710
Capital expenditures	-	183	2,555	2,738
Depreciation and amortization	-	202	379	581

Sept.30, 1998
Revenues	$ -	$ 21,028	$ -	$ 21,028
Segment profit (loss)	(3,806)	2,155	(2,665)	(4,316)
Equity in investee losses, net of tax	(3,806)	-	-	(3,806)
Total assets	1,221	9,424	10,483	21,128
Investments, at equity	1,221	-	-	1,221
Capital expenditures	-	202	2,964	3,166
Depreciation and amortization	-	205	118	323

The following table presents the details of "Other" segment profit (loss) for the years ended September 30:
(Dollars in thousands)	2000	1999	1998
Corporate and other expenses (income):
Depreciation and amortization	$ 131	$ 379	$ 118
Interest expense	1,943	106	102
Interest income	(463)	(335)	(65)
Income tax (benefit) expense	(1,927)	37	25
Other expense (income), net	915	(225)	200
(Income) loss from discontinued operations, net	(243)	(41)	2,285
Gain on sale of division	(1,262)	-	-
Total (income) expense	$ (906)	$ (79)	$2,665