Form 10-Q
period 2000-12-31
MECHANICAL TECHNOLOGY INC
filed 2001-02-14
CIK 64463

========================================================================

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities

Exchange Act of 1934

For the quarterly period ended December 31, 2000

/ / Transition report pursuant to Section 13 or 15 (d) of the Securities

Exchange Act of 1934

For the period from to

Commission File Number 0-6890

MECHANICAL TECHNOLOGY INCORPORATED

(Exact name of registrant as specified in its charter)
New York	14-1462255
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Class	Outstanding at February 8, 2001
Common stock, $1.00 Par Value	35,450,335 Shares

========================================================================

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

INDEX

Part I - Financial Information	Page No.

Consolidated Balance Sheets - December 31, 2000 and September 30, 2000	3-4

Consolidated Statements of Operations - Three months ended December 31, 2000 and 1999	5

Consolidated Statements of Shareholders' Equity - Three months ended December 31, 2000 and 1999	6

Consolidated Statements of Cash Flows - Three months ended December 31, 2000 and 1999	7

Notes to Consolidated Financial Statements	8-18

Management's Discussion and Analysis of Financial Condition and Results of Operations	19-26

Part II Other Information

Item 6 Exhibits and Reports on Form 8-K	27

Signature	28

PART I FINANCIAL INFORMATION

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2000 (Unaudited) and

September 30, 2000 (Derived from audited financial statements)

(Dollars in thousands)
	Dec. 31 2000	Sept. 30 2000
Assets
Current Assets:
Cash and cash equivalents	$ 972	$ 1,552
Securities available for sale	38,666	-
Accounts receivable	933	693
Inventories	1,410	1,193
Notes receivable - current, less allowance of $250 in December 2000 and September 2000	96	94
Deferred income taxes	951	979
Prepaid expenses and other current assets	1,379	331
Total Current Assets	44,407	4,842

Restricted cash equivalents	1,067	1,142
Derivative asset	756	-
Property, plant and equipment, net	513	529
Notes receivable - noncurrent, less allowance of $660 at December 2000	73	97
Investments, at equity	57,052	64,356
Investments, at cost	-	6,050
Total Assets	$103,868	$77,016

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2000 (Unaudited) and

September 30, 2000 (Derived from audited financial statements)

(Dollars in thousands)
	Dec. 31 2000	Sept. 30 2000
Liabilities and Shareholders' Equity

Current Liabilities:
Line of credit - Bank	$ 25,200	$27,000
Accounts payable	558	283
Accrued liabilities	1,850	1,603
Accrued liabilities - related parties	6	9
Income taxes payable	9	9
Net liabilities of discontinued operations	231	231
Total Current Liabilities	27,854	29,135
Long-Term Liabilities:
Line of credit, related parties	3,945	-
Deferred income taxes and other credits	12,516	2,852
Total Liabilities	44,315	31,987

Commitments

Shareholders' Equity
Common stock, par value $1 per share, authorized 50,000,000; issued 35,442,585 in December 2000 and 35,437,285 in September 2000	35,443	35,437
Paid-in-capital	55,147	54,790
Accumulated deficit	(45,478)	(45,169)
	45,112	45,058
Accumulated Other Comprehensive Income:
Unrealized gain on available for sale
securities, net of tax	14,470	-
Accumulated Other Comprehensive Income	14,470	-

Common stock in treasury, at cost, 20,250 shares in December 2000 and September 2000	(29)	(29)
Total Shareholders' Equity	59,553	45,029

Total Liabilities and Shareholders' Equity	$103,868	$77,016

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share)

	Three months ended
	Dec.31, 2000	Dec.31, 1999
Revenue	$ 1,638	$ 1,360
Cost of sales	715	807
Gross profit	923	553

Selling, general and administrative expenses	1,521	790
Product development and research costs	446	317
Operating loss	(1,044)	(554)

Interest expense	(717)	(322)
Loss on derivatives	(729)	-
Gain on sale of subsidiary	-	1,262
Other (expense) income, net	(39)	98
(Loss) income before income taxes, equity in investee losses and cumulative effect of change in accounting principle	(2,529)	484
Income tax (benefit) expense	(982)	142
Equity in investee losses, net of tax	(4,872)	(2,115)

Loss before cumulative effect of change in accounting principle	(6,419)	(1,773)

Cumulative effect of accounting change for derivative financial instruments, net of tax (Note 7)	6,110	-
Net loss	$ (309)	$(1,773)
(Loss) Earnings per Share (Basic and Diluted):
Loss before cumulative effect of change in accounting principle	$ (.18)	$ (.05)
Cumulative effect of accounting change for derivative financial instruments	.17	-
Net loss per share	$ (.01)	$ (.05)

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

(Dollars in thousands)

	Three Months Ended
COMMON STOCK	Dec.31, 2000	Dec.31, 1999
Balance, October 1	$ 35,437	$ 34,947
Issuance of shares - options exercised	6	225
Balance, December 31	$ 35,443	$ 35,172
PAID-IN-CAPITAL
Balance, October 1	$ 54,790	$ 19,457
Issuance of shares - options exercised	(1)	25
Plug Power, net of tax	349	26,639
SatCon, net of tax	46	-
Warrants issued	-	533
Compensatory stock options issued	(52)	652
Stock option exercises recognized differently for
financial reporting and tax purposes	15	-
Balance, December 31	$ 55,147	$ 47,306
DEFICIT
Balance, October 1	$(45,169)	$(26,573)
Net loss	(309)	(1,773)
Balance, December 31	$(45,478)	$(28,346)
UNREALIZED GAIN (LOSS) ON AVAILABLE FOR SALE SECURITIES, NET
Balance, October 1	$ -	$ (5)
Unrealized gain on available for sale securities, net of tax	14,470	5
Balance, December 31	$ 14,470	$ -
FOREIGN CURRENCY TRANSLATION ADJUSTMENT
Balance, October 1	$ -	$ (11)
Adjustments	-	11
Balance, December 31	$ -	$ -
TREASURY STOCK
Balance, October 1	$ (29)	$ (29)
Balance, December 31	$ (29)	$ (29)
SHAREHOLDERS' EQUITY
Balance, December 31	$ 59,553	$ 54,103
OTHER COMPREHENSIVE INCOME (LOSS):
Net loss	$ (309)	$ (1,773)
Other comprehensive income:
Foreign currency translation adjustment	-	11
Unrealized gain on available for sale securities, net of tax	14,470	5
Total comprehensive income (loss)	$ 14,161	$ (1,757)

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)
	Three months ended
	Dec.31, 2000	Dec.31, 1999
Operating Activities
Net loss from continuing operations	$ (309)	$ (1,773)
Adjustments to reconcile net loss to net cash (used) provided by continuing operations:
Cumulative effect of accounting change for derivative financial instruments (gross)	(9,986)	-
Loss on derivatives	729	-
Depreciation and amortization	120	57
Gain on sale of subsidiary	-	(1,262)
Loss on equity investments (gross)	7,962	2,991
Reserve for bad debts	-	(24)
Loss on sale of fixed assets	-	14
Deferred income taxes and other credits	(202)	(740)
Stock option compensation	(52)	-
Changes in operating assets and liabilities:
Accounts receivable	(240)	911
Other receivables - related parties	-	(201)
Inventories	(217)	(176)
Prepaid expenses and other current assets	42	(51)
Accounts payable	275	210
Income taxes	-	16
Accrued liabilities	248	87
Accrued liabilities - related parties	(3)	-
Net cash (used) provided by continuing operations	(1,633)	59

Discontinued Operations:
Net income from discontinued operations	-	-
Change in net liabilities/assets of discontinued operations	-	4
Net cash provided by discontinued operations	-	4
Net cash (used) provided by operating activities	(1,633)	63

Investing Activities
Purchases of property, plant and equipment	(34)	(118)
Purchase of stock in Plug Power	-	(20,500)
Purchase of stock in SatCon	-	(2,570)
Proceeds from sale of subsidiary, net	-	23
Change in restricted cash account	75	(2,650)
Investment in marketable debt securities	-	(2,000)
Proceeds from sale of marketable debt securities	-	4,965
Principal payments from notes receivable	22	19
Net cash provided (used) by investing activities	63	(22,831)

Financing Activities
Proceeds from long-term debt	-	22,500
Net payments under bank line-of-credit	(1,800)	-
Net borrowings under related party debt	3,945	-
Debt issue costs	(1,160)	(205)
Proceeds from stock options exercised	5	249
Net cash provided by financing activities	990	22,544
Decrease in cash and cash equivalents	(580)	(224)
Cash and cash equivalents - beginning of period	1,552	5,870
Cash and cash equivalents - end of period	$ 972	$ 5,646

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  In the opinion of management the accompanying unaudited consolidated financial statements contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 2000.

  Reclassification

Certain fiscal 2000 amounts have been reclassified to conform with the fiscal 2001 presentation.

  Inventories

  Inventories consist of the following at:

(Dollars in thousands)	Dec.31 2000	Sept.30 2000
Finished goods	$ 164	$ 150
Work in process	538	249
Raw materials, components and assemblies	708	794
	$1,410	$1,193

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Investments, at equity

At December 31, 2000, the principal components of the Company's holdings accounted for under the equity method of accounting are the following:
Company	Recorded Book Value ($ in millions)	Quoted Market Price per Nasdaq	Calculated Market Value per Nasdaq ($ in millions)	Ownership	Shares	Description of Business
Plug Power Inc.	$41.972	$14.688	$201.3	31.3%	13,704,315	A U.S. designer and developer of on-site, electricity generation systems utilizing proton exchange membrane fuel cells for residential applications.

SatCon Technology Corporation	$15.080	$ 9.875	$ 17.8	13.0%	1,800,000	Designer, developer and manufacturer of high-efficiency, high-reliability and long-lived power and energy management products to serve the distributed power generation and power quality markets.
Total	$57.052		$219.1

Summarized below is financial information for Plug Power and SatCon, as derived from published financial reports. Plug Power's fiscal year ends December 31 and SatCon's fiscal year ends September 30. Our holdings in SatCon are accounted for on a one-quarter lag.

(Dollars in thousands)	SatCon	Plug Power
Balance Sheet	Sept.30, 2000	Dec.31, 2000	Dec.31, 1999
Current assets	$25,751	$ 93,327	$177,413
Non-current assets	18,736	57,502	38,712
Current liabilities	7,361	9,991	8,202
Non-current liabilities	6,008	6,708	6,517
Stockholders' equity	31,118	134,130	201,407
	3 Months Ended
Results of Operations	Sept.30, 2000	Dec.31, 2000	Dec.31, 1999
Gross revenues	$10,260	$ 1,480	$ 4,298
Gross profit (loss)	3,677	(1,143)	(1,349)
Net loss	(2,235)	(22,312)	(8,602)

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Investments, at equity (Continued)

Plug Power Inc.

The following is a roll forward of the Company's accounting for holdings in Plug Power:

(Dollars in thousands)	Three months ended Dec.31, 2000	Twelve months ended Sept.30, 2000

Investment balance, beginning	$48,372	$ 8,710
Share of Plug Power losses	(6,982)	(23,148)
Capital contribution - cash	-	20,500
Equity adjustment for share of third-party investments in Plug Power which increased equity	582	4,364
Equity adjustment for share of pre-IPO, IPO and over-allotment third-party investments in Plug Power	-	37,946
Investment balance, ending	$41,972	$ 48,372
Total shares owned	13,704,315	13,704,315
Percentage owned	31.3%	31.4%

There is no difference between the carrying value of the Company's holdings in Plug Power and its interest in the underlying equity at December 31, 2000 or September 30, 2000.

SatCon Technology Corporation

The following is a roll forward of the Company's accounting for holdings in SatCon:

(Dollars in thousands)	Three months ended Dec.31, 2000	Twelve months ended Sept.30, 2000
Investment balance, beginning	$15,984	$ -
Exchange of Ling for 770,000 shares of SatCon valued at $8.75/share	-	6,738
Cash contribution for purchase of shares of SatCon (1,030,000) and warrants to purchase shares of SatCon (100,000)	-	7,070
Warrants to purchase 300,000 shares of the Company's common stock issued to SatCon - valued using Black-Scholes method	-	3,678
Share of SatCon losses on one-quarter lag	(291)	(853)
Amortization of embedded difference between the Company's basis and calculated ownership of underlying equity	(689)	(2,067)
Equity adjustment for share of third-party investments in SatCon	76	1,418
Investment balance, ending	$15,080	$15,984
Total shares owned	1,800,000	1,800,000
Percentage owned	13.0%	13.2%

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Investments, at equity (Continued)

The difference between the carrying value of the Company's holdings in SatCon and its interest in the underlying equity consists of the following:
	Dec. 31,	Sept. 30,
(Dollars in thousands)	2000	2000
Calculated ownership	$ 4,060	$ 4,275
Embedded difference	11,020	11,709
Carrying value of investment in SatCon	$15,080	$15,984

  Securities available for sale

Securities available for sale are classified as current assets. Accumulated net unrealized gains (losses) are charged to Other Comprehensive Income.

As of December 31, 2000, securities available for sale consist of Beacon Power common stock and includes the following:
(Dollars in thousands)
Securities book basis	$14,550
Fair value adjustment	24,116
Securities at market value	$38,666

For the three months ended December 31, 2000, unrealized gains were $24.116 million. The deferred tax expense on this income at December 31, 2000 was $9.646 million, resulting in a net unrealized gain of $14.470 million, which is included in Other Comprehensive Income.

On November 17, 2000, the date of the Beacon Power IPO, Beacon Power converted Beacon Preferred Stock to common stock and completed a 2-for-1 stock split immediately prior to the IPO. Immediately after Beacon Power's IPO, the Company owned 2,881,142 shares, approximately 7.5%, of Beacon Power common stock.

In connection with the Company's May 23, 2000 purchase of Beacon Power Class F Preferred Stock, the Company received warrants to purchase shares of common stock, the exercise date, number of shares and exercise price of which would be determined upon either the sale of Beacon Power or the consummation of an underwritten public offering of Beacon Power common stock. When Beacon Power completed its IPO, the warrant terms were set for the purchase of 1,333,333 shares of common stock at an exercise price of $2.25 per share exercisable as of November 17, 2000. The warrants expire on May 23, 2005.

The Company exercised the 1,333,333 warrants on a cash-less basis, on December 20, 2000, and received 985,507 shares of Beacon Power common stock. After the exercise of the warrants, the Company owns 3,866,649 shares, approximately 9.2%, of Beacon Power common stock.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Debt

At December 31, 2000, the Company has a $30 million Credit Agreement, as amended, with an outstanding balance of $25.2 million at the Prime Rate (9.5% at December 31, 2000). Additional borrowings are available when the Plug Power stock price is above $20 per share. This liability is classified as short-term.

The Company has pledged 8 million shares of Plug Power common stock as collateral. In addition, the Company entered into a Put and Call with First Albany Companies Inc. ("FAC") to provide independent credit support for repayment of its $25.2 million indebtedness to KeyBank, N.A. ("FAC Credit Enhancement"). The FAC Credit Enhancement provides FAC with the option, if the price of Plug Power stock falls to $4 per share, to either purchase 6.3 million Plug Power shares pledged as collateral on the loan or take an assignment of KeyBank, N.A.'s rights under the Credit Agreement, as amended. The FAC Credit Enhancement may be triggered in the event of a default and expires on April 27, 2001 and may be renewed by the Company and FAC on a monthly basis upon mutually agreeable terms. If the FAC Credit Enhancement expires, and is not replaced, prior to November 3, 2001, the loan is immediately due and payable. After November 3, 2001, upon expiration of the FAC Credit Enhancement, if Plug Power stock is trading below $20 per share, the loan is immediately due and payable. Mandatory repayments on any outstanding balance in excess of $25.2 million will be required if the Plug Power stock price declines below $16 per share while the FAC Credit Enhancement is in place. After the FAC Credit Enhancement expires, mandatory repayments on any outstanding balance will be required if the Plug Power stock price is below $20 per share. If the FAC Credit Enhancement, which expires on April 27, 2001, is not renewed, the Company may need to sell assets to fund the repayment of the outstanding balance on the credit line. The Company is obligated to make interest-only payments through March 15, 2002, and upon exercise of a term loan option at the end of the line of credit term, to repay the principal in 8 equal quarterly installments beginning March 31, 2002. Interest is payable monthly at either the Prime Rate or if certain performance standards are achieved, based on both the trading volume and market price of Plug Power common stock, at LIBOR based rates.

As of December 31, 2000, the $30 million Credit Agreement, as amended, requires the Company to meet certain covenants, including maintenance of a debt service reserve account (equal to 6 months of interest payments on outstanding debt, amounting to $1.067 million at December 31, 2000), a collateral coverage ratio, the FAC Credit Enhancement and a minimum Plug Power share price. The Company was in compliance with these covenants as of December 31, 2000.

On December 27, 2000, the Company entered into two bridge loan agreements with FAC. The first loan was for $945 thousand and was used to pay the purchase price for the FAC Credit Enhancement. The Company has pledged 200,000 shares of Plug Power common stock as collateral. The second loan is for $5 million, $3 million of which was used to make

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Debt (Continued)

a December 27, 2000 principal loan repayment to KeyBank, N.A. and the remaining $2 million is available for working capital. The Company pledged 1 million shares of Plug Power common stock as collateral. Both loans bear interest at the Prime Rate (9.5% at December 31, 2000) and both interest and principal are due on January 3, 2002. Upon mutual agreement of FAC and the Company, the loans may be converted to equity prior to maturity.

  Change in Accounting for Derivative Financial Instruments

Effective October 1, 2000, the Company adopted SFAS No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established a new model for accounting for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value regardless of purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. Upon adoption of SFAS No. 133, the Company recorded an unrealized gain of $9.986 million. The deferred tax expense on this unrealized gain at December 31, 2000 was $3.876 million, resulting in a net unrealized gain of $6.110 million, reported in the Company's results of operations as a cumulative effect of a change in accounting.

Derivative financial instruments do not have quoted market prices; therefore fair value is based on estimates using valuation techniques.

The Company held the following derivative financial instruments:

	Dec.31, 2000	Oct.1, 2000
Warrants to purchase SatCon Technology common stock at a purchase price of $8.80 per share	100,000	100,000
Warrants to purchase Beacon Power Corporation common stock at a purchase price of $2.25 per share	-	1,333,333

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Income Taxes

  The Company's effective tax rates for the three months ended December 31, 2000 and 1999 were (38.8)% and (29.3)%, respectively.

  Income tax (benefit) expense consists of the following for the three months ended December 31:

(Dollars in thousands)	2000	1999
Continuing operations before equity investee losses and change in accounting principle
Federal	$ -	$ 3
State	6	3
Deferred	(988)	136
	(982)	142
Equity investee losses
Federal	-	-
State	-	-
Deferred	(3,090)	(876)
Total continuing operations	(4,072)	(734)
Change in accounting principle
Federal	-	-
State	-	-
Deferred	3,876	-
Total change in accounting principle	3,876	-
	$ (196)	$ (734)
Items charged (credited) directly to stockholders' equity:
Increase in additional paid-in capital for equity investments, and warrants and options issued - Deferred	$ 263	$15,057

Increase in unrealized gain on available for sale securities - Deferred	9,646	-

Expenses for employee stock options recognized differently for financial reporting/tax purposes - Federal	(15)	-
Valuation allowance	-	(3,750)
	$ 9,894	$11,307

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Earnings per Share

  The amounts used in computing earnings per share ("EPS") and the effect on income and the weighted average number of shares of potentially dilutive securities are as follows:

	For the three months ended
	Dec.31, 2000	Dec.31, 1999
(Dollars in thousands)
Basic and Diluted EPS:
Loss before cumulative effect of change in accounting principle	$(6,419)	$(1,773)
Cumulative effect of accounting change for derivative financial instruments	6,110	-
Net loss	$ (309)	$(1,773)
Common shares outstanding, beginning of period	35,417,035	34,929,627
Weighted average common shares issued during the period	4,803	85,305
Weighted average number of shares used in basic net loss per share	35,421,838	35,014,932

Loss per share: Loss before cumulative effect of change in accounting principle	$ (0.18)	$ (0.05)
Cumulative effect of accounting change for derivative financial instruments	0.17	-
Net loss	$ (0.01)	$ (0.05)

  At December 31, 2000, options to purchase 3,171,075 shares of common stock at prices ranging from $.54 to $21.92 per share and warrants to purchase 300,000 shares of common stock at $12.56 per share were outstanding but were not included in the computation of Earnings per Share-assuming dilution because the Company incurred a loss during this period and inclusion would be anti-dilutive.

  At December 31, 1999, options to purchase 1,967,061 shares of common stock at prices ranging from $.54 to $7.50 per share and warrants to purchase 108,000 shares of common stock at $12.56 per share were outstanding but were not included in the computation of Earnings per Share-assuming dilution because the Company incurred a loss during this period and inclusion would be anti-dilutive.

  Equity in Investee Losses, net of tax

  The Company's proportionate share of losses, net of tax, from holdings accounted for under the equity method is as follows:

	For the three months ended Dec.31, 2000 Dec.31, 1999
(Dollars in thousands)
Plug Power	$(4,272)	$(2,115)
SatCon	(600)	-
	$(4,872)	$(2,115)

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Cash Flows - Supplemental Information

(Dollars in thousands)	Three months ended December 31,
	2000	1999
Non-cash Investing and Financing Activities:
Additional investment and paid-in- capital resulting from other investors' investments in Plug Power	$ 582	$37,946
Acquired stock of SatCon Technology Corporation in exchange for net assets of Ling Electronics, Inc. and subsidiaries	-	6,738
Additional investment and paid-in- capital resulting from warrant issuance to SatCon Technology Corporation	-	533
Additional investment and paid-in- capital resulting from other investors' investments in SatCon Technology Corporation	76	-
Additional paid-in-capital resulting from stock option exercises treated differently for financial reporting and tax purposes	15	-
Additional investment from unrealized gain for fair value adjustment in Beacon Power Corporation	24,116	-
Investment in Beacon Power Corporation - conversion of derivative asset to common stock at warrant exercise	8,500	-

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

The Company evaluates performance based on profit or loss from operations before income taxes, accounting changes, non-recurring items

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Geographic and Segment Information (Continued)

  and interest income and expense. Inter-segment sales are not significant. Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items and items like income taxes or unusual items, which are not allocated to reportable segments. In addition, segments noncash items include any depreciation and amortization in reported profit or loss. The New Energy segment figures include the Company's activities related to evaluating new energy technologies, companies and growth opportunities, the Company's holdings in Plug Power, SatCon and Beacon Power and the results of the Company's equity method accounting for certain holdings. SatCon results are accounted for on a one-quarter lag. The results for Plug Power and SatCon are derived from their unaudited quarterly and audited annual financial statements.

  (Dollars in thousands)
Three months ended Dec. 31, 2000	New Energy	Test and Measurement Instrumentation	Other	Reconciling Items	Consolidated Totals

Revenues	$ -	$1,638	$ -	$ -	$ 1,638
Segment profit (loss)	395	60	(764)	-	(309)
Equity in investee losses	(7,962)	-	-	3,090	(4,872)
Total assets	96,522	2,802	4,544	-	103,868
Investments, at equity	57,052	-	-	-	57,052
Securities available for sale	38,666	-	-	-	38,666
Capital expenditures	20	14	-	-	34
Depreciation and amortization	4	43	73	-	120
Three months ended Dec. 31, 1999	New Energy	Test and Measurement Instrumentation	Other	Reconciling Items	Consolidated Totals

Revenues	$ -	$1,360	$ -	$ -	$ 1,360
Segment (loss) profit	(2,991)	(440)	1,658	-	(1,773)
Equity in investee losses	(2,991)	-	-	876	(2,115)
Total assets	78,507	1,946	13,977	-	94,430
Investments, at equity	78,507	-	-	-	78,507
Capital expenditures	-	26	92	-	118
Depreciation and amortization	-	26	31	-	57

  The following table presents the details of "Other" segment profit (loss).
	Three months ended
(Dollars in thousands)	Dec.31, 2000	Dec.31, 1999
Corporate and Other (Expenses) Income:
Depreciation and amortization	$ (73)	$ (31)
Interest expense	(717)	(322)
Interest income	38	161
Income tax (benefit) expense	196	734
Other expense, net	(208)	(146)
Gain on sale of division	-	1,262
Total segment (loss) profit	$(764)	$1,658

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Related Party Transactions

During fiscal 2001, First Albany Companies Inc. provided a credit enhancement for which the Company paid a fee of $945 thousand.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors, which have affected the Company's earnings during the periods included in the accompanying, consolidated statements of income.

Continuing Operations

Sales for the quarter ended December 31, 2000 totaled $1.638 million compared to $1.360 million for the prior year, an increase of $.278 million, a 20.4% increase. This increase in sales is primarily the result of MTI Instruments' marketing efforts for its new wafer thickness gauge product line.

Gross profit increased to 56.3% of sales in the first quarter of fiscal 2001 from 40.7% of sales for the same period in the prior year. Gross profits increased in the fiscal 2001 quarter due to the sale of Ling in October 1999 (Ling had lower margin sales) and sales of higher margin products in fiscal 2001.

Selling, general and administrative expenses increased $.731 million to $1.521 million for the three months ended December 31, 2000 as compared to $.790 million for the three months ended December 31, 1999, a 92.5% increase. This increase is primarily the result of an increase in personnel costs related to the operations of the new energy technology segment.

Product development and research costs for the three months ended December 31, 2000 were 27.2% of sales, compared to 23.3% for the same period in the prior year. Development costs increased $.129 million from the three months ended December 31, 1999 to the same period in 2000, reflecting the Company's commitment to developing its micro fuel cell initiative.

Operating loss increased $.490 million to an operating loss of $1.044 million for the three months ended December 31, 2000 as compared to $.554 million for the three months ended December 31, 1999, an 88.4% increase. This increase is the result of increased expenditures for research and product development and activities in the new energy technology segment.

The Company recorded a $6.110 million unrealized gain, net of tax, from the adoption of SFAS No.133 "Accounting for Derivative Instruments and Hedging Activities," as of October 1, 2000. During the three months ended December 31, 2000, the Company also recorded a net $.729 million loss on derivative accounting. Changes in derivative fair values are recorded on a quarterly basis.

Results during the three months ended December 31, 2000 were reduced by higher interest expense of $.717 million compared to $.322 million in the same period last year. This increase results primarily from increased debt used to fund purchases of Plug Power, Beacon Power and

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Continuing Operations (Continued)

SatCon stock as well as working capital requirements. Prior year results included a $1.262 million gain from the sale of Ling.

The Company recorded a $4.872 million loss, net of tax, from the recognition of the Company's proportionate share of losses in equity investees compared to a $2.115 million loss, net of tax, in the same period last year.

Equity in investee losses result from the Company's minority ownership in certain companies which are accounted for under the equity method of accounting. Under the equity method of accounting, the Company's proportionate share of each company's operating losses and amortization of the Company's net excess investment over its equity in each company's net assets is included in equity in investee losses. Equity in investee losses for the three months ended December 31, 2000 includes the results from the Company's minority ownership in Plug Power and SatCon. Equity in investee losses for the three months ended December 31, 1999 included the results from the Company's minority ownership in Plug Power. The Company expects these companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

Equity in investee losses includes a loss, before taxes, from Plug Power of $6.982 million for the three months ended December 31, 2000 compared to $2.991 million for the three months ended December 31, 1999. This $3.991 million increase in losses is primarily the result of Plug Power expanding its operations including costs to develop and prototype residential fuel cell units. Equity in investee losses for the three months ended December 31, 2000 also includes our proportionate share of losses from SatCon of $.291 million and embedded difference (the difference between the carrying value of the Company's investment and its interest in the underlying equity) amortization of $.689 million. SatCon is accounted for on a one-quarter lag and includes results of SatCon through September 30, 2000. The Company acquired its stock holdings in SatCon during fiscal 2000.

The tax rate for the three months ended December 31, 2000 is (38.8%) compared to (29.3%) in the first quarter of 1999. These tax rates are due to losses generated by operations and changes in deferred tax liabilities associated with the accounting for holdings in and recognition of the Company's proportionate share of losses from Plug Power and SatCon and its investment in derivatives and marketable securities. Further, as a result of ownership changes in 1996, the availability of net operating loss carryforwards to offset future taxable income will be significantly limited pursuant to the Internal Revenue Code.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Inventory and accounts receivable turnover ratios and their changes for the three months ended December 31 are as follows:

	2000	1999	Change
Inventory	0.52	0.48	0.04
Accounts receivable	1.97	1.71	0.26

The change in the accounts receivable and inventory turnover ratios are the result of increasing sales levels.

Inventories at December 31, 2000 of $1.410 million reflect inventory levels for MTI Instruments required to support expected increased sales levels in fiscal 2001.

Working capital of $16.553 million at December 31, 2000 reflects a $40.846 million increase from September 30, 2000. This increase reflects the $24.116 million increase in fair value for the Beacon Power investment, coupled with $8.5 million for additional shares purchased through the cash-less exercise of warrants and the reclass of $6 million of investments at cost to securities available for sale.

At December 31, 2000, cash and cash equivalents were $.972 million versus $1.552 million at September 30, 2000. Net cash used by operating activities for the first three months of fiscal 2001 amounted to $1.633 million, as compared to a source of $.063 million in the prior year. Accounts receivable increased due to an increase in sales. Accounts receivable totaled $.933 million as of December 31, 2000 as compared to $.693 million as of September 30, 2000, or a 34.6% increase.

At December 31, 2000, the Company has a $30 million Credit Agreement, as amended with an outstanding balance of $25.2 million at Prime (9.5% at December 31, 2000). Additional borrowings above the $25.2 million balance are available when the Plug Power stock price is above $20 per share. This liability is classified as short-term.

The Company has pledged 8 million shares of Plug Power common stock as collateral. In addition, the Company entered into a Put and Call with First Albany Companies Inc. ("FAC") to provide independent credit support for repayment of its $25.2 million indebtedness to KeyBank, N.A. ("FAC Credit Enhancement"). The FAC Credit Enhancement provides FAC with the option, if the price of Plug Power stock falls to $4 per share, to either purchase 6.3 million Plug Power shares pledged as collateral on the loan or take an assignment of KeyBank N.A.'s rights under the Credit Agreement, as amended. The FAC Credit Enhancement may be triggered in the event of a default and expires on April 27, 2001 and may be renewed by the Company and FAC on a monthly basis upon mutually

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition (Continued)

agreeable terms. If the FAC Credit Enhancement expires, and is not replaced, prior to November 3, 2001, the loan is immediately due and payable. After November 3, 2001, upon expiration of the FAC Credit Enhancement, if Plug Power stock is trading below $20 per share, the loan is immediately due and payable. Mandatory repayments on any outstanding balance in excess of $25.2 million will be required if the Plug Power stock price declines below $16 per share while the FAC Credit Enhancement is in place. After the FAC Credit Enhancement expires, mandatory repayments on any outstanding balance will be required if the Plug Power stock price is below $20 per share. If the FAC Credit Enhancement, which expires on April 27, 2001, is not renewed, the Company may need to sell assets to fund the repayment of the outstanding balance on the credit line. The Company is obligated to make interest-only payments through March 15, 2002, and upon exercise of a term loan option at the end of the line of credit term, to repay the principal in 8 equal quarterly installments beginning March 31, 2002. Interest is payable monthly at either the Prime Rate or if certain performance standards are achieved, based on both the trading volume and market price of Plug Power common stock, at LIBOR based rates.

As of December 31, 2000, the $30 million Credit Agreement, as amended, requires the Company to meet certain covenants, including maintenance of a debt service reserve account (equal to 6 months of interest payments on outstanding debt, amounting to $1.067 million at December 31, 2000), a collateral coverage ratio, the FAC Credit Enhancement and a minimum Plug Power share price. The Company was in compliance with these covenants as of December 31, 2000.

On December 27, 2000, the Company entered into two bridge loan agreements with FAC. The first loan was for $945 thousand and was used to pay the purchase price for the FAC Credit Enhancement. The Company has pledged 200,000 shares of Plug Power common stock as collateral. The second loan is for $5 million, $3 million of which was used to make a December 27, 2000 principal loan repayment to KeyBank, N.A. and the remaining $2 million is available for working capital. The Company pledged 1 million shares of Plug Power common stock as collateral. Both loans bear interest at the Prime Rate (9.5% at December 31, 2000) and both interest and principal are due on January 3, 2002. Upon mutual agreement of FAC and the Company, the loans may be converted to equity prior to maturity.

Capital spending during the first three-months of fiscal 2001 was $.034 million, a decrease from the comparable period in fiscal 2000 where capital spending totaled $.118 million. Capital spending during fiscal 2001 included computers, software, manufacturing and laboratory equipment. Total additional capital spending during fiscal 2001 is expected to be approximately $1.8 million for computer, facilities fit-up, laboratory and manufacturing equipment.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition (Continued)

The Company anticipates that it will be able to meet the liquidity needs of its continuing operations, including the repayment of its line of credit in April 2001 if the FAC Credit Enhancement is not extended, for the next year from current cash resources, borrowings under its bridge loan from FAC, equity financings, and sale of assets. However, there can be no assurance that the Company will not require additional financing within this time frame or that any additional financing will be available to the Company on terms acceptable to the Company, if at all.

As of December 31, 2000, the Company owns shares of common stock in the following companies:
Plug Power Inc.	13,704,315	shares
SatCon Technology Corporation	1,800,000	"
Beacon Power Corporation	3,866,649	"

These securities are currently traded on the Nasdaq National Market; therefore these securities are subject to stock market conditions and in Beacon Power's case, an underwriter's lockup prohibiting the sale of securities until May 17, 2001. When acquired, each of these securities was unregistered. In February 2000, SatCon registered the securities acquired by the Company on a Form S-3. The stock in Plug Power and Beacon Power are considered "restricted securities" as defined in Rule 144 and may be sold in the future without registration under the Securities Act subject to compliance with the provisions of Rule 144. Generally, restricted securities that have been owned for at least one year may be sold immediately after the completion of an IPO subject to the volume limitations of Rule 144. However, because of our ownership position and our appointment of directors to both Plug Power's and Beacon Power's Board of Directors, we are considered an "affiliate" of those companies and therefore are subject to the volume limitation of Rule 144, even if we have held the securities for two years.

The Rule 144 limitations, as currently in effect, limit our sales of either Plug Power or Beacon Power stock within any three-month period to a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock of the Company, or the average weekly trading volume of the common stock during the four calendar weeks preceding the date on which notice of such sale is filed, subject to certain restrictions.

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

As disclosed in SatCon's most recent Form 10-K filed for the year ended September 30, 2000:

Since inception, SatCon has financed its operations and met its capital expenditure requirements primarily through the sale of private equity securities, public security offerings, and borrowings on its line of credit and capital equipment leases.

SatCon anticipates that the existing $8.8 million in cash and cash equivalents will be sufficient to fund operations for at least the next twelve months. However, there can be no assurance that SatCon will not require additional financings within this time frame or that any additional financing, if needed, will be available to SatCon on terms acceptable to it, if at all.

Market Risk

Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and equity prices.

At December 31, 2000, the Company had variable rate debt totaling $29.145 million. Interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows. The earnings and cash flow impact for the next year resulting from a one-percentage point increase in interest rates would be approximately $.291 million, holding other variables (debt level) constant.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Market Risk (Continued)

The Company has performed a sensitivity analysis on its holdings of Plug Power, SatCon and Beacon Power common stock and its derivative financial instruments (warrants to purchase SatCon common stock). The sensitivity analysis presents the hypothetical change in fair value of our new energy holdings held by the Company at December 31, 2000, which are sensitive to changes in interest rates. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-percentage point parallel shift in the yield curve. The fair values of the Company's holdings in marketable securities have been based on quoted market prices and its derivative financial instruments based on estimates using valuation techniques.

The Company's interests in Plug Power and SatCon are accounted for on the equity method, Beacon Power is accounted for at fair value, and the derivative financial instruments are accounted for at estimated values. The fair market and estimated values, at December 31, 2000, of the Company's interests in these companies and the derivative financial instruments and the effects on fair value are as follows, if the market price on these interests decreased by ten percent:
(in millions)	Fair Value	10% Change
Plug Power	$201.289	$20.129
SatCon	17.775	1.778
Beacon Power	38.666	3.867
Derivative Financial Instruments	.756	.076

Statement Concerning Forward Looking Statements

This Form 10-Q contains and incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. You can identify forward-looking statements through our use of the words "expect," "anticipate," "believe," "should," "could," "may," "will," and other similar words, whether in the negative or the affirmative. Statements containing these, or similar words, are our predictions, expectations, plans and intentions of what may occur in the future. All statements that are not historical fact should be deemed to be forward-looking statements. We believe it is important to communicate our future expectations to our investors, however, our actual results may be very different from the predictions, expectations, plans and intentions we have shared with our investors. Such forward-looking statements involve known and unknown risks that may cause our actual results to differ materially from those stated and implied by our forward-looking statements. Such risks include, among others, our need to raise additional financing, difficulties in developing and acquiring new

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Concerning Forward Looking Statements (Continued)

energy companies and technologies, risks related to developing Direct Methanol Fuel Cells, market acceptance of new energy technologies, our dependence on the success of our portfolio companies, our history of losses, the historical volatility of our stock price, the risk we may become an inadvertent investment company, conflicts of interest between us, First Albany Companies Inc. and our portfolio companies and general market conditions. These and other risks are set forth in greater detail in the "Risk Factors" section of our Annual Report on Form 10-K, which is incorporated herein by reference. We do not intend to update any information in any forward-looking statements we make.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits	None

(b) One report on Form 8-K was filed during the quarter ended

December 31, 2000.

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

Mechanical Technology Incorporated

02-14-2001 (Date)	s/William P. Acker Dr. William P. Acker President and Chief Technology Officer

02-14-2001 (Date)	s/Cynthia A. Scheuer Cynthia A. Scheuer Vice President and Chief Financial Officer