Form 10-K/A
period 2000-09-30
MECHANICAL TECHNOLOGY INC
filed 2001-03-30
CIK 64463

===============================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2000

or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from __________ to __________

Commission file number 0-6890

MECHANICAL TECHNOLOGY INCORPORATED

(Exact name of registrant as specified in its charter)

New York	14-1462255
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

30 South Pearl Street, Albany, NY	12207
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (518) 433-2170

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

Yes X No

The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant on March 29, 2001 (based on the last sale price of $4.28 per share for such stock reported by NASDAQ for that date)

was approximately $85,283,989.

As of March 29, 2001, the registrant had 35,455,335 shares of Common

Stock outstanding.

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON

FORM 8-K

(d) (1) Separate financial statements for Plug Power, Inc. a less than fifty percent owned entity, filed herewith are set forth on the Index to

Financial Statements on page F-1 of the separate financial

section which accompanies this Report, which is incorporated herein by reference. Plug Power's fiscal year ends December 31, 2000.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities

Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MECHANICAL TECHNOLOGY INCORPORATED

Date: March 30, 2001

By: /s/ Cynthia A. Scheuer

Cynthia A. Scheuer

Vice President and Chief Financial

Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE
/s/Cynthia A. Scheuer	Vice President and Chief
Cynthia A. Scheuer	Financial Officer	March 30, 2001

PLUG POWER INC. and Subsidiary

(A Development Stage Enterprise)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

----

Report of independent accountants F-2

Consolidated balance sheets as of December 31, 2000 and 1999 F-3

Consolidated statements of operations for the years ended December 31, 2000

1999 and 1998 and cumulative amounts from inception F-4

Consolidated statements of stockholders' equity for the years ended December 31,

2000, 1999 and 1998 F-5

Consolidated statements of cash flows for the years ended December 31, 2000,

1999 and 1998 and cumulative amounts from inception F-6

Notes to consolidated financial statements F-7

Report of Independent Accountants

To the Board of Directors and Stockholders of Plug Power Inc. and Subsidiary:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) present fairly, in all material respects, the financial position of Plug Power Inc. and subsidiary (a development stage enterprise) at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December

31, 2000 in conformity with accounting principles generally accepted in the

United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the

Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.

We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Albany, New York

February 9, 2001

PLUG POWER INC. and Subsidiary

(A Development Stage Enterprise)

Consolidated Balance Sheets

Assets December 31, 2000 December 31, 1999

----------------- -----------------

Current assets:

Cash and cash equivalents $ 58,511,563 $ 171,496,286

Restricted cash 290,000 275,000

Marketable securities 28,221,852 -

Accounts receivable 1,415,049 5,212,943

Inventory 2,168,006 304,711

Prepaid development costs 2,041,668 -

Other current assets 694,178 124,380

----------------- -----------------

Total current assets 93,342,316 177,413,320

Restricted cash 5,310,274 5,600,274

Property, plant and equipment, net 32,290,492 23,333,791

Intangible asset 6,827,066 -

Investment in affiliates 9,778,784 9,778,250

Prepaid development costs 2,513,093 -

Other assets 767,193 -

----------------- -----------------

Total assets $ 150,829,218 $ 216,125,635

================= =================

Liabilities and Stockholders' Equity

Current liabilities:

Accounts payable $ 3,479,031 $ 4,644,496

Accrued expenses 5,934,529 3,004,126

Deferred grant revenue 200,000 200,000

Current portion of capital lease obligation

and long-term debt 377,201 353,175

----------------- -----------------

Total current liabilities 9,990,761 8,201,797

Long-term debt 5,310,274 5,600,274

Deferred grant revenue 600,000 800,000

Capital lease obligation 30,346 117,030

Other liabilities 767,193 -

----------------- -----------------

Total liabilities 16,698,574 14,719,101

----------------- -----------------

Commitments and contingencies (see footnote 13)

Stockholders' equity:

Preferred stock, $0.01 par value per share; 5,000,000

shares authorized; none issued and outstanding - -

Common stock, $0.01 par value per share;

245,000,000 shares authorized at December 31, 2000 and

95,000,000 shares authorized at December 31, 1999;

43,795,513 shares issued and outstanding, December 31,

2000 and 43,015,508 shares issued and

outstanding, December 31, 1999 437,955 430,155

Paid-in capital 268,923,203 249,964,994

Deficit accumulated during the development stage (135,230,514) (48,988,615)

----------------- -----------------

Total stockholders' equity 134,130,644 201,406,534

----------------- -----------------

Total liabilities and stockholders' equity $ 150,829,218 $ 216,125,635

================= =================

The accompanying notes are an integral part of the

consolidated financial statements.

PLUG POWER INC. and Subsidiary

(A Development Stage Enterprise)

Consolidated Statements of Operations

For the years ended December 31, 2000, 1999 and 1998

and cumulative amounts from inception

Cumulative

December 31, December 31, December 31, Amounts

2000 1999 1998 from Inception

------------- ------------- ------------- -------------

Contract revenue $ 8,378,200 $ 11,000,344 $ 6,541,040 $ 27,113,114

Cost of contract revenue 13,055,437 15,497,837 8,863,845 38,643,562

------------- ------------- ------------- -------------

Loss on contracts (4,677,237) (4,497,493) (2,322,805) (11,530,448)

In-process research and development 4,984,000 - - 9,026,640

Research and development expense:

Noncash stock-based compensation 247,782 - - 247,782

Other research and development 65,656,604 20,506,156 4,632,729 92,096,366

General and administrative expense:

Noncash stock-based compensation 7,595,073 3,228,800 212,000 11,035,873

Other general and administrative 8,572,256 6,699,482 2,541,645 18,443,416

Interest expense 362,996 189,586 - 552,582

------------- ------------- ------------- -------------

Operating loss (92,095,948) (35,121,517) (9,709,179) (142,933,107)

Interest income 8,181,265 3,123,955 93,216 11,501,559

------------- ------------- ------------- -------------

Loss before equity in losses of affiliates (83,914,683) (31,997,562) (9,615,963) (131,431,548)

Equity in losses of affiliates (2,327,216) (1,471,750) - (3,798,966)

------------- ------------- ------------- -------------

Net loss $ (86,241,899) $ (33,469,312) $ (9,615,963) $(135,230,514)

============= ============= ============= =============

Loss per share:

Basic and diluted $ (1.99) $ (1.27) $ (0.71)

============= ============= =============

Weighted average number of common

shares outstanding 43,308,158 26,282,705 13,616,986

============= ============= =============

The accompanying notes are an integral part of the

consolidated financial statements.

PLUG POWER INC. and Subsidiary

(A Development Stage Enterprise)

Consolidated Statements of Cash Flows

For the years ended December 31, 2000, 1999 and 1998

and cumulative amounts from inception

Cumulative

December 31, December 31, December 31, Amounts

2000 1999 1998 from Inception

------------- ------------- ------------- --------------

Cash Flows From Operating Activities:

Net loss $ (86,241,899) $ (33,469,312) $ (9,615,963) $(135,230,514)

Adjustments to reconcile net loss to net cash

used in operating activities:

Depreciation and amortization 3,037,818 1,352,186 499,142 5,076,854

Equity in losses of affiliates 2,327,216 1,471,750 - 3,798,966

Amortization of intangible asset 2,797,434 - - 2,797,434

In-kind services 840,000 - 500,000 1,340,000

Stock-based compensation 8,096,779 3,228,800 212,000 11,537,579

Amortization of deferred grant revenue (200,000) - - (200,000)

Amortization of deferred rent - 100,000 50,000 150,000

Write-off of deferred rent - 1,850,000 - 1,850,000

In-process research and development - - - 4,042,640

Changes in assets and liabilities :

Accounts receivable 3,797,894 (4,612,988) 203,602 (1,415,049)

Inventory (1,863,295) (290,064) 18,903 (2,168,006)

Due from investor - 685,306 (416,061) 286,492

Prepaid development costs 445,239 - - 445,239

Other assets (294,798) (102,466) - (397,264)

Accounts payable and accrued expenses 1,764,938 5,334,376 1,081,587 9,365,452

Deferred grant revenue - 1,000,000 - 1,000,000

Due to investor - (286,492) - (286,492)

------------- ------------- ------------- -------------

Net cash used in operating activities (65,492,674) (23,738,904) (7,466,790) (98,006,669)

------------- ------------- ------------- -------------

Cash Flows From Investing Activities:

Purchase of property, plant and equipment (11,994,519) (10,788,262) (2,370,269) (25,514,568)

Purchase of intangible asset (9,624,500) - - (9,624,500)

Investment in affiliate (1,500,000) - - (1,500,000)

Marketable securities (28,221,852) - - (28,221,852)

------------- ------------- ------------- -------------

Cash used in investing activities (51,340,871) (10,788,262) (2,370,269) (64,860,920)

------------- ------------- ------------- -------------

Cash Flows From Financing Activities:

Proceeds from issuance of common stock - 115,242,782 10,750,000 130,742,782

Proceeds from initial public offering, net - 94,611,455 - 94,611,455

Stock issuance costs - (1,639,577) - (1,639,577)

Proceeds from stock option exercises 4,201,480 41,907 - 4,243,387

Cash placed in escrow - (5,875,274) - (5,875,274)

Principal payments on capital lease obligations (77,658) (65,963) - (143,621)

Principal payments on long-term debt (275,000) (285,000) - (560,000)

------------- ------------- ------------- -------------

Net cash provided by financing activities 3,848,822 202,030,330 10,750,000 221,379,152

------------- ------------- ------------- -------------

(Decrease) increase in cash and cash equivalents (112,984,723) 167,503,164 912,941 58,511,563

Cash and cash equivalents, beginning of period 171,496,286 3,993,122 3,080,181 -

------------- ------------- ------------- -------------

Cash and cash equivalents, end of period $ 58,511,563 $ 171,496,286 $ 3,993,122 $ 58,511,563

============= ============= ============= =============

The accompanying notes are an integral part of the

consolidated financial statements.

PLUG POWER INC. and Subsidiary

(A Development Stage Enterprise)

Consolidated Statements of Stockholders' Equity

For the years ended December 31, 2000 , 1999 and 1998

Deficit

Accumulated

Common stock Additional During the Total

---------------------------- Paid-in Development Stockholders'

Shares Amount Capital Stage Equity

------------------------------------------------------------- -------------

Balance, January 1, 1998 9,500,000 $ 95,000 $ 9,405,000 $ (5,903,340) $ 3,596,660

Capital contributions 7,650,000 76,500 13,173,500 13,250,000

Deferred rent expense (2,000,000) (2,000,000)

Amortization of deferred rent expense 50,000 50,000

Stock based compensation 212,000 212,000

Net loss (9,615,963) (9,615,963)

------------------------------------------------------------- -------------

Balance, December 31, 1998 17,150,000 171,500 20,840,500 (15,519,303) 5,492,697

Initial public offering - net 6,782,900 67,829 92,904,049 92,971,878

Capital contributions 19,058,480 190,585 119,749,979 119,940,564

Stock issued for equity in affiliate 11,250,000 11,250,000

Stock based compensation 3,228,800 3,228,800

Amortization of deferred rent expense 100,000 100,000

Write-off deferred rent expense 1,850,000 1,850,000

Stock option exercises 24,128 241 41,666 41,907

Net loss (33,469,312) (33,469,312)

------------------------------------------------------------- -------------

Balance, December 31, 1999 43,015,508 $ 430,155 $ 249,964,994 $ (48,988,615) $ 201,406,534

Stock issued for equity in affiliate 7,000 70 827,680 827,750

Stock issued for development agreement 104,869 1,048 4,998,952 5,000,000

Stock issued to employees 3,041 31 253,893 253,924

Stock based compensation 7,842,855 7,842,855

Stock option exercises 632,378 6,324 3,786,704 3,793,028

Stock issued under employee stock

purchase plan 32,717 327 408,125 408,452

In-kind services 840,000 840,000

Net loss (86,241,899) (86,241,899)

------------------------------------------------------------- -------------

Balance, December 31, 2000 43,795,513 $ 437,955 $ 268,923,203 $(135,230,514) $ 134,130,644

============================================================= =============

The accompanying notes are an integral part of the

consolidated financial statements.

PLUG POWER INC. and Subsidiary

(A Development Stage Enterprise)

Notes to Consolidated Financial Statements

1. Nature of Operations

Plug Power Inc. and Subsidiary (the Company), was originally formed as a joint venture between Edison Development Corporation (EDC), a DTE Energy

Company, and Mechanical Technology Incorporated (MTI) in the State of

Delaware on June 27, 1997 and succeeded by merger of all of the assets,

liabilities and equity of Plug Power, L.L.C. in November 1999. The Company is a development stage enterprise formed to research, develop, manufacture and distribute fuel cells for electric power generation. The consolidated financial statements include the accounts of Plug Power Inc. and its wholly owned subsidiary after elimination of significant intercompany transactions.

2. Initial Public Offering

In November 1999, the Company completed an initial public offering of

6,782,900 shares of common stock, including 782,900 shares pursuant to the underwriters' exercise of their over-allotment option. The Company received proceeds of $93.0 million, which was net of $8.7 million of expenses and underwriting discounts relating to the issuance and distribution of the securities. In connection with this offering, the

Company was converted to a C corporation from a limited liability corporation. The financial statements and related footnotes have been restated to present the Company as a C corporation for all periods presented.

3. Liquidity

The Company's cash requirements depend on numerous factors, including, but not limited to, completion of its product development activities, ability to commercialize its fuel cell systems, and market acceptance of its systems. The Company expects to devote substantial capital resources to continue development programs, establish a manufacturing infrastructure and develop manufacturing processes. The Company believes it will need to raise additional funds to achieve commercialization of its product.

However, the Company does not know whether it will be able to secure additional funding, or funding on acceptable terms, to pursue its commercialization plans. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current stockholders will be reduced. If adequate funds are not available to satisfy either short or long-term capital requirements, the Company may be required to limit operations in a manner inconsistent with its development and commercialization plans, which could affect operations in future periods. The Company anticipates incurring substantial additional losses over at least the next several years and believes that its current cash balances will provide sufficient capital to fund operations for at least the next twelve months.

4. Significant Accounting Policies

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

Cash and cash equivalents:

Cash and cash equivalents includes cash on hand and short-term investments with original maturities of three months or less.

The Company has restricted cash in the amount of $5,600,274 which the

Company was required to place in escrow to collateralize debt related to its purchase of real estate. The escrowed amount is recorded under the balance sheet captions "Restricted cash."

Marketable securities:

Marketable securities includes investments in corporate debt securities which are carried at fair value. These investments are considered available for sale, and the difference between the cost and the fair value of these securities would be reflected in other comprehensive income and as a separate component of stockholders' equity. There was no significant difference between cost and fair value of these investments at December

31, 2000.

Inventory:

Inventory is stated at lower of average cost or market, and consists of raw materials not yet issued to research projects.

Property, plant and equipment, and long-lived assets:

Property, plant and equipment are stated at cost and are depreciated using the straight-line method over their estimated useful lives, ranging from 2 to 20 years.

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

Deferred revenue:

The Company's deferred grant revenue consists of a government grant received to promote employment. The agreement requires that the Company meet certain employment criteria, as defined, over a five year period. If the Company fails to meet the specified criteria, the Company shall repay the unearned portion of the grant. The Company recognized $200,000 in grant revenue for the year ended December 31, 2000.

Recent Accounting Pronouncements:

In March 2000, the Financial Accounting Standards Board issued FASB

Interpretation No. 44 (FIN 44), "Accounting for Certain Transactions

Involving Stock Compensation -- an Interpretation of APB Opinion No. 25".

FIN 44 clarifies the application of APB Opinion No. 25 including the following: the definition of an employee for purposes of applying APB

Opinion No. 25; the criteria for determining whether a plan qualifies as a non compensatory plan; the accounting consequence of various modifications to the terms of previously fixed stock options or awards; and the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is generally effective July 1, 2000, but certain conclusions in FIN 44 cover specific events that occurred after December

15, 1998. The Company has applied the applicable provisions of FIN 44.

In December, 1999, the SEC issued Staff Accounting Bulletin No. 101,

"Revenue Recognition in Financial Statements" (SAB 101). SAB 101

summarizes certain SEC views in applying generally accepted accounting principles to revenue recognition. The Company adopted SAB 101 in the fourth quarter of 2000 as required, and such adoption did not have a material impact on the Company's financial position, results of operations, or cash flows.

In June 1998, and June 1999 the Financial Accounting Standards Board

issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging

Activities", and SFAS No. 137, "Accounting for Derivative Instruments and

Hedging Activities-Deferral of the Effective Date of SFAS No. 133." These

statements (as amended by SFAS No. 138) establish accounting and reporting standards for derivative instruments and hedging activities. It requires that entities recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at fair value. The Company adopted SFAS No. 133 on its effective date January 1, 2001 and such adoption did not have a material effect on the Company's financial position, results of operations, or cash flows.

5. Property, Plant and Equipment

Property, plant and equipment at December 31, 2000 and 1999 consists of the following:

December 31, 2000 December 31, 1999

----------------- -----------------

Land $ 90,000 $ 90,000

Buildings 14,757,080 14,757,080

Building improvements 5,525,306 2,826,563

Machinery and equipment 16,732,395 7,436,619

----------------- -----------------

37,104,781 25,110,262

Less accumulated depreciation (4,814,289) (1,776,471)

----------------- -----------------

Property, plant and equipment, net $ 32,290,492 $ 23,333,791

================= =================

Depreciation expense was $3,037,818, $1,327,187 and $332,476 for the years ended December 31, 2000, 1999 and 1998, respectively.

6. Debt

In connection with the Company's purchase of real estate in July, 1999,

the Company assumed a $6.2 million letter of credit issued by KeyBank

National Association for the express purpose of servicing $6.2 million of debt related to Industrial Development Revenue Bonds issued by the Town of

Colonie Industrial Development Agency in favor of the acquired property.

The debt matures in 2013 and accrues interest at a variable rate of interest which was approximately 6.75% at December 31, 2000. Simultaneous with the assumption, the Company was required to escrow $6.2 million to collateralize the debt. This debt also contains a subjective acceleration clause which was waived by the bank through January 1, 2002.

The outstanding balance of the debt as of December 31, 2000 was $5.6 million and the amount of the corresponding escrow requirement as of

December 31, 2000 was $5.6 million and is recorded under the balance sheet captions "Restricted cash." Principal payments due on long-term debt are:

2001, $290,000; 2002, $310,000; 2003, $325,000; 2004 $345,000; 2005 and

thereafter, $4,330,274. Interest paid was $372,369 and $189,586 for the years ended December 31, 2000 and 1999, respectively.

7. Loss Per Share

Loss per share for the Company is calculated as follows:

Years Ended December 31,

--------------------------------------------------

2000 1999 1998

--------------- ------------- --------------

Numerator:

Net loss $ (86,241,899) $ (33,469,312) $ (9,615,963)

Denominator:

Weighted average number of

common shares 43,308,158 26,282,705 13,616,986

No options or warrants outstanding were included in the calculation of diluted loss per share because their impact would have been anti-dilutive.

The calculation excludes 111,851 contingently returnable shares in 1999.

8. Income Taxes

There was no current income tax expense for the years ended December 31,

2000 and 1999. The Company was a Limited Liability Company (LLC) until its merger into Plug Power Inc. effective November 3, 1999. For the LLC period the Company was treated as a partnership for federal and state income tax purposes and accordingly the Company's income taxes or credits resulting from

earnings or losses were payable by, or accrued to its members. Therefore,

no provision for income taxes has been made prior to November 3, 1999.

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

The significant components of deferred income tax expense (benefit) for the years ended December 31, 2000 and 1999 are as follows:

Years ended December 31,

----------------------------------------

2000 1999

------------------ ------------------

Deferred tax expense recognized as

a result of change in tax status $ -- $ 1,739,000

Deferred tax benefit (6,695,100) (584,400)

Net operating loss carryforward (28,476,400) (1,601,600)

Valuation allowance 35,171,500 447,000

------------------ ------------------

$ -- $ --

================== ==================

The Company's effective income tax rate differed from the Federal statutory rate as follows:

Years ended December 31,

----------------------------------------

2000 1999

------------------ ------------------

Federal statutory tax rate -35.0% -35.0%

Deferred state taxes, net of federal benefit -5.0% --

Effect of LLC losses -- 33.0%

Effect of change in tax status -- 2.0%

Other, net 1.0% -1.0%

Tax credits -2.0% --

Change in valuation allowances 41.0% 1.0%

------------------ ------------------

0.0% 0.0%

================== ==================

The deferred tax assets and liabilities as of December 31, 2000 and 1999 consist of the following tax effects relating to temporary differences and carryforwards:

Years ended December 31,

----------------------------------------

2000 1999

------------------ ------------------

Deferred tax assets (liabilities):

Inventory valuation $ 920,000 $ 30,000

Stock-based compensation 3,384,700 334,000

Other reserves and accruals 464,200 294,900

Intangible assets 905,100 112,500

Years ended December 31,

----------------------------------------

2000 1999

------------------ ------------------

Investment in affiliates 254,800 --

Tax credit carryforwards 1,479,100 --

Net operating loss 41,491,700 1,601,600

Property, plant and equipment (1,867,400) (1,926,000)

------------------ ------------------

47,032,200 447,000

Valuation allowance (47,032,200) (447,000)

------------------ ------------------

$ -- $ --

================== ==================

The valuation allowance for the years ended December 31, 2000 and 1999 is approximately $47 million and $447,000, respectively. The increase of approximately $46.6 million relates primarily to the current year net operating loss, including the tax benefit of non-qualified stock option exercises which are recorded as an adjustment to paid in capital. The deferred tax asset has been offset by a full valuation allowance because it is more likely than not that the tax benefits of the net operating loss carryforward may not be realized.

At December 31, 2000, the Company has unused Federal and State net operating loss carryforwards of approximately $103.4 million. The net operating loss carryforwards if unused will begin to expire during the year ended December 31, 2019.

At December 31, 2000, the Company has unused Federal and State tax credit carryforwards of approximately $1,479,000. The Federal and State tax credit carryforwards if unused will begin to expire during the year ended

December 31, 2019.

9. Stockholders' Equity

The Company has one class of common stock, par value $.01 per share. Each share of the Company's common stock is entitled to one vote on all matters submitted to stockholders. At the Company's inception, in exchange for

EDC's initial cash contribution of $4,750,000, the Company issued

4,750,000 shares to EDC. MTI made noncash contributions of $4,750,000 consisting of in-process research and development ($4,042,640), and certain net assets, in exchange for 4,750,000 shares.

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

In 1998, MTI purchased options for $191,250, which entitled MTI to acquire

2,250,000 shares by June, 1999 for $2,250,000. In accordance with the original joint venture agreement, MTI could earn noncash credits to be applied toward the purchase price of shares under option. MTI could earn these credits based on the Company obtaining certain defined levels of research contracts. In March

1999, all parties to the agreement mutually agreed that MTI had earned

$2,250,000 of noncash credit which was used to acquire 2,250,000 shares.

Accordingly, these shares were issued in March 1999, a charge to operations of $2,250,000 was recorded under the caption "General and

Administrative Expense - Noncash stock-based compensation," and $191,250 was returned to MTI in accordance with the terms of the option agreement.

In January 1999, the Company entered into an agreement with MTI and EDC pursuant to which the Company had the right to require MTI and EDC to contribute $7.5 million each in 1999 and $15.0 million each in 2000 in exchange and for which each would receive common stock valued at $7.50 per share. The agreement also permitted MTI and EDC to contribute any funds not previously called by the Company on the termination date of the agreement (the earlier of December 31, 2000 or upon an initial public offering of the Company's shares at a price greater than $7.50 per share)

in exchange for shares at a price of $7.50 per share.

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

During 1999 MTI and EDC each purchased an additional 300,000 shares of common stock for $1.5 million each.

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

In April 1999, an investor purchased 1,000,000 shares of common stock for

$6.7 million. In connection with the purchase agreement, the investor is required to spend an aggregate of $840,000 for market research and related services on behalf of the Company. In the event such amounts are not expended by April, 2002 up to 111,851 of the previously issued shares may be returned to the Company. The Company will account for these services by recording a charge to earnings and a credit to paid in capital as these services are rendered. During 2000 all services were provided.

Accordingly, the Company recorded a charge to operations and a credit to paid in capital of $840,000. Additionally, the investor received warrants to purchase an additional 350,000 shares of common stock at an exercise price of $8.50 per share. These warrants were exercised at the time of the initial public offering.

During 2000, the Company recorded a noncash charge in the amount of $7.4 million related to stock-based compensation for the Company's former

President and CEO. Additionally, the Company recorded $169,000 related to stock-based compensation.

10. Employee Benefit Plans

Stock Option Plans (the Plans):

Effective July 1, 1997, the Company established a stock option plan to provide employees, consultants, and members of the Board of Directors the ability to acquire an ownership interest in the Company. Options for employees generally vest 20% per year and expire ten years after issuance.

Options granted to members of the Board generally vest 50% upon grant and

25% per year thereafter. Options granted to consultants vest one-third on the expiration of the consultant's initial contract term, with an additional one-third vesting on each anniversary thereafter. At December

31, 2000, there were a total of 2,456,877 options granted and outstanding under this plan. Although no further options will be granted under this plan, the options previously granted will continue to vest in accordance with this plan and vested options will be exercisable for shares of common stock.

In August 1999, the Board of Directors and stockholders adopted the 1999

Stock Option and Incentive Plan. At December 31, 2000 there were 2,622,573 options granted and outstanding, and an additional 1,506,059 options available to be issued under the plan. Additionally, the number of shares of common stock available for issuance under the plan will increase by the amount of any forfeitures under the 1999 Stock Option and Incentive Plan and under the 1997 Stock Option Plan. The number of shares of common stock under the plan will further increase January 1 and July 1 of each year by an amount equal to 16.4% of any net increase in the total number of shares of stock outstanding. The 1999 Stock Option and Incentive Plan permits the

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

To date, options granted under the 1999 Stock Option and Incentive Plan have vesting provisions ranging from one year to five years in duration and expire ten years after issuance. These grants may be made to officers,

employees, non-employee directors, consultants, advisors and other key persons of the Company.

The following table summarizes information about the stock options outstanding under the Plans at December 31, 2000:

----------------------------------------------

Outstanding

----------------------------------------------

Weighted

Average Average

Exercise Remaining Exercise

Price Range Shares Life Price

-----------------------------------------------------------------

$ 1.00 1,095,430 7.1 $ 1.00

5.00 362,927 8.0 5.00

6.67 502,480 8.3 6.67

9.44 - 11.00 492,950 8.6 10.87

11.19 - 15.00 1,057,590 8.9 15.20

16.00 - 19.25 316,163 9.8 19.12

20.56 - 49.88 127,300 9.5 41.66

50.06 - 76.19 179,550 9.4 59.49

81.31 - 96.81 831,960 9.1 84.23

106.75 - 140.00 113,100 9.2 114.46

---------------

5,079,450 9.1 $ 25.53

===============

The following table summarizes activity under the Plans:

Weighted

Average

Number of Shares Exercise Price

Option Activity Subject to Option per Share

-----------------------------------

Balance January 1, 1998 1,114,000 $ 1.00

Granted at fair value 460,650 3.09

Granted below fair value 197,000 1.00

Forfeited or terminated (96,450) 1.03

-----------------

Balance December 31, 1998 1,675,200 1.57

Granted at fair value 2,047,039 9.39

Forfeited or terminated (17,396) 7.24

Exercised (24,128) 1.74

-----------------

Balance December 31, 1999 3,680,715 5.90

Granted at fair value 2,488,813 49.73

Forfeited or terminated (457,700) 6.00

Exercised (632,378) 26.24

-----------------

Balance December 31, 2000 5,079,450 25.53

=================

At December 31, 2000, 1,506,059 shares of common stock were reserved for issuance under future stock option exercises.

Accounting for Stock-Based Compensation:

The per share weighted average fair value of the options granted during

2000, 1999 and 1998 was $41.65, $7.19 and $0.58, respectively, using the minimum value method of valuing stock options, for the options granted prior to the Company's initial public offering and the Black-Scholes pricing model subsequent to the offering.

The dividend yield was assumed to be zero for all periods. The risk free interest rate ranged from 5.0% to 6.7% in 2000, 5.1% to 6.3% in 1999 and

4.5% to 5.6% in 1998. An expected life of 5 years was assumed for each year. Expected volatility of 127% in 2000 and 114% in 1999 was used in determining fair value under the Black-Scholes pricing model and was excluded using the minimum value method.

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

Year Ended

-------------------------------------------------------------

December 31, 2000 December 31, 1999 December 31, 1998

------------------- ----------------- -----------------

Net loss, as reported $ (86,241,899) $ (33,469,312) $ (9,615,963)

Proforma net loss (122,667,062) (34,716,991) (9,775,441)

Proforma loss per

share, basic and

diluted $ (2.83) $ (1.32) $ (0.72)

During 1998, the Company awarded 197,000 options to key employees for which issuance was contingent upon the attainment of specified performance objectives. Of those awarded, 87,500 have been forfeited prior to becoming fully vested. The Company recorded a charge to operations for the difference between the exercise price and the fair value of the options at the measurement date in the amount of $168,740, $126,800 and $212,000 for the years ended December 31, 2000, 1999 and 1998, respectively.

Additionally, in 1999 the Company modified the terms of certain options,

and the impact of this modification resulted in a charge to operations of

$835,000.

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

The first offering period under the plan began on July 1, 2000 and ended on December 31, 2000. Participants may elect to have from 1% to 10% of their pay withheld for purchase of common stock at the end of the offering period, up to a maximum of $12,500 within any offering period. The Company has reserved 1,000,000 shares of common stock for issuance under the Plan.

As of December 31, 2000, the Company has issued 32,717 shares under the

Plan.

401(k) Savings & Retirement Plan:

The Company offers a 401(k) Savings & Retirement Plan to eligible employees meeting certain age and service requirements. This plan permits participants to contribute up to 15% of their salary, up to the maximum allowable by the Internal Revenue Service regulations. Participants are immediately vested in their voluntary contributions plus actual earnings thereon. Participants are vested in the Company's matching contribution based on the years of service completed. Participants are fully vested upon completion of four years of service. The Company's expense for this plan was $517,000, $224,000 and $95,000 for years ended December 31, 2000,

1999 and 1998, respectively.

11. Related Party Transactions

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

1998, the Company entered into a new facilities lease which commenced on

October 1, 1998, and had a term of ten years with an option for an additional five years. Rental expense was $231,000 and $378,000 for the years ended December 31, 1999 and 1998, respectively. As part of the new facilities lease, MTI agreed to reimburse the Company up to $2.0 million for improvements made to the Company's facilities. This lease and the management agreement with MTI have been terminated.

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

12. Investment in Affiliates

In February 1999, the Company entered into an agreement with GE MicroGen,

Inc. (formerly GE On-Site Power, Inc.), a wholly owned subsidiary of

General Electric Co., to create GE Fuel Cell Systems, L.L.C. (GEFCS) a limited liability company created to market and distribute fuel cell systems world-wide. GE MicroGen, Inc. owns 75% of GEFCS and the Company owns 25% of GEFCS. The Company accounts for its interest in GEFCS on the equity method of accounting and adjusts its investment by its proportionate share of income or losses under the caption "Equity in losses of affiliates." GEFCS had revenues (fee income) of approximately

$1.4 million for the year ended December 31, 2000 and an operating and net loss of approximately $2.3 million for the year ended December 31, 2000.

In connection with the formation of GEFCS, we issued 2,250,000 shares of our common stock to GE MicroGen. As of the date of issuance of such shares, we capitalized $11.3 million, the fair value of the shares issued,

under the balance sheet caption "Investment in affiliates". The difference between the amount capitalized and the amount of the underlying equity in net assets of GEFCS is being amortized on a straight line basis over a ten year period. For the years ended December 31, 2000 and 1999, equity in losses of affiliates was $1,690,146 and $1,471,750 including goodwill amortization of $1,125,000 and $1,031,250, respectively.

As part of the agreement, the Company will work closely with General

Electric's Corporate Research and Development Center for product development and manufacturing support. GEFCS will market, sell, install and service fuel cells systems, designed and manufactured by the Company,

world-wide (with the exception of EDC's exclusive four state territory of

Michigan, Ohio, Indiana and Illinois) for residential and small business power applications up to 35kW. During 2000, the Company completed an amendment to its distribution agreement with GEFCS

that defines product specifications and delivery schedules for pre-commercial and commercial model introductions. The new agreement allows General Electric to extend the existing 10-year agreement by an additional 5 years.

The Company has agreed to purchase at least $7.5 million of technical support services over the next two years.

In March 2000, the Company acquired a 28% ownership interest in Advanced

Energy Incorporated (AEI), (formerly Advanced Energy Systems, Inc.), in exchange for a combination of $1.5 million cash and Plug Power common stock valued at approximately $828,000. The Company accounts for its interest in AEI on the equity method of accounting and adjusts its investment by its proportionate share of income or losses. For the year ended December 31, 2000, AEI had sales of approximately $2.1 million and an operating and net loss of approximately $692,000. For this same period,

the Company has recorded equity in losses of affiliate of approximately

$637,070 including goodwill amortization of $443,194 representing amortization of the difference between the amount capitalized and the amount of the underlying equity in net assets of AEI.

13. Commitments and Contingencies

Litigation:

The Company has disclosed on a Form 8-K filed January 25, 2000, with the

Securities and Exchange Commission, that a legal complaint was filed against the Company, The Detroit Edison Company and EDC alleging the entities misappropriated business and technical trade secrets, ideas,

know-how and strategies relating to fuel cell systems and breached certain contractual obligations owed to DCT, Inc. The Company believes that the allegations in the complaint are without merit and is vigorously contesting the litigation. The Company does not believe that the outcome of these actions will have a material adverse effect upon its financial position, results of operations or liquidity; however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of this action.

On or about September 14, 2000, a shareholder class action complaint was filed in the federal district court for the Eastern District of New York alleging that the Company and various of its officers and directors violated certain federal securities laws by failing to disclose certain information concerning its products and future prospects. The action was brought on behalf of a class of purchasers of the Company's stock who purchased the stock between February 14, 2000 and August 2, 2000.

Subsequently, fourteen additional complaints with similar allegations and class periods were filed. By order dated October 30, 2000, the court consolidated the complaints into one action, entitled Plug Power Inc.

Securities Litigation, CV-00-5553(ERK)(RML). By order dated January 25,

2001, the Court appointed lead plaintiffs and lead plaintiffs' counsel.

Subsequently, the plaintiffs served a consolidated amended complaint. The consolidated amended complaint extends the class period to begin on

October 29, 1999, and alleges claims under Sectons 11, 12 and 15 of the

Securities Act of 1933 and Sections 10(b) and 20(a) of the Exchange Act of

1934, and Rule 10b-5 promulgated thereunder by the Securities & Exchange

Commission, 17 C.F.R. 240 10b-5. Plaintiffs allege that the defendants made misleading statements and omissions regarding the state of development of the Company's technology in a registration statement and proxy statement issued in connection with the Company's initial public offering and in subsequent press releases. The Company believes that the allegations in the consolidated amended complaint are without merit and intend to vigorously defend against the claims. The Company does not believe that the outcome of these actions will have a material adverse effect upon its financial position, results of operations or liquidity,

however, litigation is inherently uncertain and there can be no assurances as to the ultimate outcome or effect of these actions.

Alliances and development agreements:

Gastec: In February 2000, Plug Power acquired all of Gastec's intellectual property, and certain fixed assets, related to fuel processor development for fuel cell systems capable of producing up to 100 kW of electricity.

The total purchase price was $14,800,000, paid in cash. In connection with the transaction, the Company recorded in-process research and development expense in the amount

of $4,984,000, fixed assets in the amount of $192,000 and intangible assets in the amount of $9,624,000 (including a trained workforce for

$357,000).

The in-process research and development was valued using an income approach which reflects the present value of future avoided costs the

Company estimates it would otherwise have spent if it were to acquire the exclusive rights to this technology, for its remaining useful life, from another entity. The Company then discounted the net avoided cost using a

40% discount rate which the Company believes to be consistent with the risk associated this early stage technology. This amount was further adjusted to reflect the technology's stage of completion, of approximately

30%, in order to reflect the value of the in-process research and development attributable to the efforts of the seller up to the date of the transaction. Fixed assets were capitalized at their fair value and will be depreciated over their useful life. In connection with the transaction, the Company acquired the services of employees experienced in the fuel cell industry. Accordingly, the Company has capitalized the estimated cost savings associated with recruiting, relocating and training a similar workforce. The remaining $9,267,000 was capitalized as an intangible asset. This amount together with the value attributable to the trained workforce has been capitalized and is being amortized over 36 months. Through December 31, 2000, the Company has expensed $2.8 million related to amortization of the intangible asset and the trained workforce.

Vaillant: In March 2000, the Company finalized a development agreement with Vaillant Gmbh of Remscheid, Germany (Vaillant), one of Europe's

leading heating appliance manufacturers, to develop a combination furnace,

hot water heater and fuel cell system that will provide both heat and electricity for the home. Under the agreement, Vaillant will obtain fuel cells and gas-processing components from GEFCS and then produce the fuel cell heating appliances for its customers in Germany, Austria, Switzerland and the Netherlands.

Celanese: In April, 2000, the Company finalized a joint development agreement with Celanese GmbH (formerly AXIVA GmbH), to develop a high temperature membrane electrode unit (MEU). Under the agreement, Plug Power and Celanese will exclusively work together on the development of a high temperature MEU for Plug Power's stationary fuel cell system applications.

As part of the agreement Plug Power will contribute an estimated $4.1 million (not to exceed $4.5 million) to fund its share of the development efforts over the next twelve months. As of December 31, 2000, the Company has contributed $1.5 million under the terms of the agreement. In connection with the transaction, the Company has recorded $1.5 million under the balance sheet caption "Prepaid development costs." Through

December 31, 2000, the Company has expensed $1.1 million of such costs.

Engelhard: In June 2000, the Company finalized a joint development agreement with Engelhard Corporation for development and supply of advanced catalysts to increase the overall performance and efficiency of the Company's fuel processor - the front end of the fuel cell system. As part of the agreement, over the next three years, the Company will contribute $10 million to fund Engelhard's development efforts and

Engelhard will purchase $10 million of the Company's common stock. The agreements also specify rights and obligations for Engelhard to supply product to the Company over the next 10 years.

As of December 31, 2000, the Company has contributed $5 million under the terms of the agreement while Engelhard has purchased $5 million of common stock. In connection with the transaction, the Company has recorded $5 million under the balance sheet caption "Prepaid development costs" and through December 31, 2000, the Company has expensed $820,000 of such costs.

Concentrations of credit risk:

The Company has cash deposits in excess of federally insured limits. The amount of such deposits is approximately $10.2 million at December 31,

2000.

Capital leases:

The Company leases certain equipment under capital lease transactions with an original cost of $261,168, which had a net book value at December 31,

2000 and 1999 of $135,830 and $195,205 respectively, and which is included in machinery and equipment.

Future minimum non-cancelable lease payments are as follows:

2001 $ 94,280

2002 26,763

2003 4,921

-------------

125,964

Less amounts representing interest (8,417)

-------------

$ 117,547

=============

Employment Agreements:

The Company is party to employment agreements with certain executives which provide for compensation and certain other benefits. The agreements also provide for severance payments under certain circumstances.

14. Quarterly Financial Data

(Unaudited)

--------------------------------------------------------------------------------

Quarters Ended*

--------------------------------------------------------------------------------

December 31, March 31, June 30, September 30, December 31,

1999 2000 2000 2000 2000

------------ ---------- --------- ------------- ------------

Contract revenue $ 4,299 $ 2,933 $ 2,418 $ 1,548 $ 1,479

Loss on contracts (1,349) (966) (1,074) (1,074) (1,143)

Net loss (8,602) (17,246) (18,033) (28,650) (22,313)

Loss per share:

Basic and diluted (0.23) (0.40) (0.42) (0.66) (0.51)

* since the Company's initial public offering on November 3, 1999