Form 10-Q
period 2001-03-31
MECHANICAL TECHNOLOGY INC
filed 2001-05-09
CIK 64463

=====================================================================

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities

Exchange Act of 1934

For the quarterly period ended March 31, 2001

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

Class	Outstanding at May 7, 2001
Common stock, $1.00 Par Value	35,455,335 Shares

======================================================================

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

INDEX

Part I - Financial Information	Page No.

Consolidated Balance Sheets - March 31, 2001 and September 30, 2000	3-4

Consolidated Statements of Operations - Three and six months ended March 31, 2001 and 2000	5

Consolidated Statements of Shareholders' Equity - Six months ended March 31, 2001 and 2000	6

Consolidated Statements of Cash Flows - Six months ended March 31, 2001 and 2000	7

Notes to Consolidated Financial Statements	8-18

Management's Discussion and Analysis of Financial Condition and Results of Operations	19-27

Part II Other Information

Item 4 - Submission of matters to a vote of Security Holders	28

Item 6 - Exhibits and Reports on Form 8-K	28

Signatures	29

PART I FINANCIAL INFORMATION

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2001 (Unaudited) and

September 30, 2000 (Derived from audited financial statements)

(Dollars in thousands)

	Mar. 31 2001	Sept. 30 2000
Assets
Current Assets:
Cash and cash equivalents	$ 2,749	$ 1,552
Securities available for sale	20,300	-
Accounts receivable	1,586	693
Inventories	1,678	1,193
Notes receivable - current, less allowance of $250 in March 2001 and September 2000	-	94
Deferred income taxes	1,098	979
Prepaid expenses and other current assets	749	331
Total Current Assets	28,160	4,842

Restricted cash equivalents	950	1,142
Derivative asset	706	-
Property, plant and equipment, net	648	529
Notes receivable - noncurrent, less allowance of $660 at March 2001 and September 2000	-	97
Investments, at equity	50,761	64,356
Investments, at cost	-	6,050
Total Assets	$81,225	$77,016

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2001 (Unaudited) and

September 30, 2000 (Derived from audited financial statements)

(Dollars in thousands, except share data)

	Mar. 31 2001	Sept. 30 2000
Liabilities and Shareholders' Equity

Current Liabilities:
Line of credit - Bank	$ 25,200	$27,000
Lines of credit, related parties	1,445	-
Accounts payable	510	283
Accrued liabilities	2,303	1,603
Accrued liabilities - related parties	112	9
Income taxes payable	13	9
Net liabilities of discontinued operations	210	231
Total Current Liabilities	29,793	29,135
Long-Term Liabilities:
Deferred income taxes and other credits	4,254	2,852
Total Liabilities	34,047	$31,987

Commitments

Shareholders' Equity
Common stock, par value $1 per share, authorized 50,000,000; issued 35,475,585 in March 2001 and 35,437,285 in September 2000	35,476	35,437
Paid-in-capital	56,518	54,790
Accumulated deficit	(48,236)	(45,169)
	43,758	45,058
Accumulated Other Comprehensive Income:
Unrealized gain on available for sale
securities, net of tax	3,449	-

Common stock in treasury, at cost, 20,250 shares in March 2001 and September 2000	(29)	(29)
Total Shareholders' Equity	47,178	45,029

Total Liabilities and Shareholders' Equity	$ 81,225	$77,016

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended		Six months ended
	Mar.31, 2001	Mar.31, 2000	Mar.31, 2001	Mar.31, 2000
Revenue	$ 1,657	$ 1,736	$ 3,295	$ 3,096
Cost of sales	749	743	1,464	1,550
Gross profit	908	993	1,831	1,546

Selling, general and administrative expenses	1,625	1,428	3,146	2,218
Product development and research costs	1,217	266	1,663	583
Operating loss	(1,934)	(701)	(2,978)	(1,255)

Interest expense	(598)	(493)	(1,315)	(815)
Loss on derivatives	(51)	-	(780)	-
Gain on sale of investments	5,551	-	5,551	-
Gain on sale of subsidiary	-	-	-	1,262
Other (expense) income, net	(633)	-	(672)	98
Income (loss) before income taxes, equity in investee losses and cumulative effect of change in accounting principle	2,335	(1,194)	(194)	(710)
Income tax benefit (expense)	(931)	816	51	674
Equity in investee losses, net of tax	(4,162)	(3,683)	(9,034)	(5,798)
Loss before cumulative effect of change in accounting principle	(2,758)	(4,061)	(9,177)	(5,834)

Cumulative effect of accounting change for derivative financial instruments, net of tax (Note 7)	-	-	6,110	-
Net loss	$(2,758)	$(4,061)	$(3,067)	$(5,834)
(Loss) Earnings per Share (Basic and Diluted):
Loss before cumulative effect of change in accounting principle	$ (0.08)	$ (0.12)	$ (0.26)	$ (0.17)
Cumulative effect of accounting change for derivative financial instruments	-	-	0.17	-
Net loss per share	$ (0.08)	$ (0.12)	$ (0.09)	$ (0.17)

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

(Dollars in thousands)

	Six Months Ended
COMMON STOCK	Mar.31, 2001	Mar.31, 2000
Balance, October 1	$ 35,437	$ 34,947
Issuance of shares - options exercised	39	357
Balance, March 31	$ 35,476	$ 35,304
PAID-IN-CAPITAL
Balance, October 1	$ 54,790	$ 19,457
Issuance of shares - options exercised	(11)	13
Plug Power, net of tax	332	26,899
SatCon, net of tax	1,347	-
Warrants issued	-	3,678
Compensatory stock options issued	(39)	1,248
Stock option exercises recognized differently for
financial reporting and tax purposes	99	-
Balance, March 31	$ 56,518	$ 51,295
ACCUMULATED DEFICIT
Balance, October 1	$(45,169)	$(26,573)
Net loss	(3,067)	(5,834)
Balance, March 31	$(48,236)	$(32,407)
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, October 1	$ -	$ (5)
Unrealized gain on available for sale securities, net of tax	3,449	5
Balance, March 31	$ 3,449	$ -
FOREIGN CURRENCY TRANSLATION ADJUSTMENT
Balance, October 1	$ -	$ (11)
Adjustments	-	11
Balance, March 31	$ -	$ -
COMMON STOCK IN TREASURY
Balance, October 1	$ (29)	$ (29)
Balance, March 31	$ (29)	$ (29)
SHAREHOLDERS' EQUITY Balance, March 31	$ 47,178	$ 45,029
OTHER COMPREHENSIVE INCOME (LOSS):
Net loss	$ (3,067)	$ (5,834)
Other comprehensive income:
Foreign currency translation adjustment	-	11
Unrealized gain on available for sale securities, net of tax	3,449	5
Total comprehensive income (loss)	$ 382	$ (5,818)

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six months ended
	Mar.31, 2001	Mar.31, 2000
Operating Activities
Net loss from continuing operations	$(3,067)	$ (5,834)
Adjustments to reconcile net loss to net cash (used) provided by continuing operations:
Cumulative effect of accounting change for derivative financial instruments (gross)	(9,986)
Loss on derivatives	780
Depreciation and amortization	1,010	121
Gain on sale of investments	(5,551)	-
Gain on sale of subsidiary	-	(1,262)
Loss on equity investments (gross)	14,884	9,319
Reserve for bad debts	-	98
Loss on sale of fixed assets	-	20
Deferred income taxes and other credits	(2,037)	(4,207)
Stock option compensation	(39)	596
Changes in operating assets and liabilities:
Accounts receivable	(893)	752
Other receivables - related parties	-	105
Inventories	(485)	(120)
Prepaid expenses and other current assets	(162)	(179)
Accounts payable	227	169
Income taxes	4	22
Accrued liabilities	700	(360)
Accrued liabilities - related parties	103	-
Net cash (used) provided by continuing operations	(4,512)	(760)

Discontinued Operations:
Change in net liabilities/assets of discontinued operations	(21)	41
Net cash (used) provided by discontinued operations	(21)	41
Net cash (used) by operating activities	(4,533)	(719)

Investing Activities
Purchases of property, plant and equipment	(225)	(176)
Proceeds from sale of investments	7,059	-
Purchase of stock in Plug Power	-	(20,500)
Purchase of stock in SatCon	-	(7,070)
Proceeds from sale of subsidiary, net	-	23
Change in restricted cash account	192	(679)
Investment in marketable debt securities	-	(2,000)
Proceeds from sale of marketable debt securities	-	9,881
Principal payments from notes receivable	191	38
Net cash provided (used) by investing activities	7,217	(20,483)

Financing Activities
Proceeds from long-term debt	-	22,500
Net payments under bank line-of-credit	(1,800)	(5,500)
Net borrowings under related party debt	1,445	-
Debt issue costs	(1,160)	(210)
Proceeds from stock options exercised	28	370
Net cash (used) provided by financing activities	(1,487)	17,160
Decrease in cash and cash equivalents	1,197	(4,042)
Cash and cash equivalents - beginning of period	1,552	5,870
Cash and cash equivalents - end of period	$ 2,749	$ 1,828

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

  Reclassification

Certain fiscal 2000 amounts have been reclassified to conform with the fiscal 2001 presentation.

  Inventories

  Inventories consist of the following at:

(Dollars in thousands)	Mar.31 2001	Sept.30 2000
Finished goods	$ 145	$ 150
Work in process	806	249
Raw materials, components and assemblies	727	794
	$1,678	$1,193

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Investments, at equity

At March 31, 2001, the principal components of the Company's holdings accounted for under the equity method of accounting are the following:
Company	Recorded Book Value ($ in millions)	Quoted Market Price per Nasdaq	Calculated Market Value per Nasdaq ($ in millions)	Ownership	Shares	Description of Business
Plug Power Inc.	$34.723	$14.313	$189.1	30.0%	13,211,815	A U.S. designer and developer of on-site, energy generation systems utilizing proton exchange membrane fuel cells for stationary applications.

SatCon Technology Corporation	$16.038	$10.125	$ 18.2	13.0%	1,800,000	Designer, developer and manufacturer of high-efficiency, high-reliability and long-lived power and energy management products to serve the distributed power generation and power quality markets.
Total	$50.761		$207.3

Summarized below is financial information for Plug Power and SatCon, as derived from published financial reports. Plug Power's fiscal year ends December 31 and SatCon's fiscal year ends September 30. Our holdings in SatCon are accounted for on a one-quarter lag.

(Dollars in thousands)	SatCon		Plug Power
Balance Sheet	Dec.31, 2000	Sept.30, 2000	Mar.31, 2001	Sept.30, 2000
Current assets	$25,337	$25,751	$ 76,061	$112,897
Non-current assets	29,211	18,736	54,654	57,100
Current liabilities	8,299	7,361	8,483	9,618
Non-current liabilities	2,345	6,008	6,641	6,303
Stockholders' equity	43,904	31,118	115,591	154,076
	3 Months Ended
Results of Operations	Dec.31, 2000	Dec.31 2000	Mar.31, 2001	Mar.31, 2000
Gross revenues	$ 9,494	$4,556	1,027	2,933
Gross profit (loss)	718	(168)	(944)	(966)
Net loss	(4,012)	(2,976)	(19,015)	(17,246)

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Investments, at equity (Continued)

Plug Power Inc.

The following is a roll forward of the Company's accounting for holdings in Plug Power:

(Dollars in thousands)	Six months ended Mar.31, 2001	Twelve months ended Sept.30, 2000

Investment balance, beginning	$48,372	$ 8,710
Share of Plug Power losses	(12,694)	(23,148)
Sale of shares	(1,508)	-
Capital contribution - cash	-	20,500
Equity adjustment for share of third-party investments in Plug Power which increased equity	553	4,364
Equity adjustment for share of pre-IPO, IPO and over-allotment third-party investments in Plug Power	-	37,946
Investment balance, ending	$34,723	$ 48,372
Total shares owned	13,211,815	13,704,315
Percentage owned	30.0%	31.4%

There is no difference between the carrying value of the Company's holdings in Plug Power and its interest in the underlying equity at March 31, 2001 or September 30, 2000.

SatCon Technology Corporation

The following is a roll forward of the Company's accounting for holdings in SatCon:

(Dollars in thousands)	Six months ended Mar.31, 2001	Twelve months ended Sept.30, 2000
Investment balance, beginning	$15,984	$ -
Share of SatCon losses on one-quarter lag	(813)	(853)
Amortization of embedded difference between the Company's basis and calculated ownership of underlying equity	(1,377)	(2,067)
Equity adjustment for share of third-party investments in SatCon	2,244	1,418
Exchange of Ling for 770,000 shares of SatCon valued at $8.75/share	-	6,738
Cash contribution for purchase of shares of SatCon (1,030,000) and warrants to purchase shares of SatCon (100,000)	-	7,070
Warrants to purchase 300,000 shares of the Company's common stock issued to SatCon - valued using Black-Scholes method	-	3,678
Investment balance, ending	$16,038	$15,984
Total shares owned	1,800,000	1,800,000
Percentage owned	13.0%	13.2%

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Investments, at equity (Continued)

The difference between the carrying value of the Company's holdings in SatCon and its interest in the underlying equity consists of the following:
	Mar. 31,	Sept.30
(Dollars in thousands)	2001	2000
Calculated ownership	$ 5,707	$ 4,275
Embedded difference	10,331	11,709
Carrying value of investment in SatCon	$16,038	$15,984

  Securities available for sale

Securities available for sale are classified as current assets. Accumulated net unrealized gains (losses) are charged to Other Comprehensive Income.

As of March 31, 2001, securities available for sale consist of Beacon Power common stock and includes the following:
(Dollars in thousands)
Securities book basis	$14,550
Fair value adjustment	5,750
Securities at market value	$20,300

For the six months ended March 31, 2001, unrealized gains were $5.750 million. The deferred tax expense on this income at March 31, 2001 was $2.301 million, resulting in a net unrealized gain of $3.449 million, which is included in Other Comprehensive Income.

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

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Debt

As of March 31, 2001, the Company owns 3,866,649 shares, approximately 9.2%, of Beacon Power common stock.

At March 31, 2001, the Company has a $30 million Credit Agreement, as amended, with an outstanding balance of $25.2 million at the Prime Rate (8.0% at March 31, 2001). Additional borrowings are available when the Plug Power stock price is above $20 per share. This liability is classified as short-term.

The Company has pledged 8 million shares of Plug Power common stock as collateral. In addition, the Company entered into a Put and Call with First Albany Companies Inc. ("FAC") to provide independent credit support for repayment of its $25.2 million indebtedness to KeyBank, N.A. ("FAC Credit Enhancement"). The FAC Credit Enhancement provides FAC with the option, if the price of Plug Power stock falls to $4 per share, to either purchase 6.3 million Plug Power shares pledged as collateral on the loan or take an assignment of KeyBank, N.A.'s rights under the Credit Agreement, as amended. The FAC Credit Enhancement may be triggered in the event of a default and was amended on April 27, 2001 (the original expiration date) to extend its expiration date to August 27, 2001. The FAC Credit Enhancement may be renewed by the Company and FAC on a monthly basis upon mutually agreeable terms. If the FAC Credit Enhancement expires, and is not replaced, prior to November 3, 2001, the loan is immediately due and payable. After November 3, 2001, upon expiration of the FAC Credit Enhancement, if Plug Power stock is trading below $20 per share, the loan is immediately due and payable. Mandatory repayments on any outstanding balance in excess of $25.2 million will be required if the Plug Power stock price declines below $16 per share while the FAC Credit Enhancement is in place. After the FAC Credit Enhancement expires, mandatory repayments on any outstanding balance will be required if the Plug Power stock price is below $20 per share. If the FAC Credit Enhancement, which expires on August 27, 2001, is not renewed, the Company may need to sell assets to fund the repayment of the outstanding balance on the credit line. The Company is obligated to make interest-only payments through March 15, 2002, and upon exercise of a term loan option at the end of the line of credit term, to repay the principal in 8 equal quarterly installments beginning March 31, 2002. Interest is payable monthly at either the Prime Rate or if certain performance standards are achieved, based on both the trading volume and market price of Plug Power common stock, at LIBOR based rates.

As of March 31, 2001, the $30 million Credit Agreement, as amended, requires the Company to meet certain covenants, including maintenance of a debt service reserve account (equal to 6 months of interest payments on outstanding debt, amounting to $.950 million at March 31, 2001), a collateral coverage ratio, the FAC Credit Enhancement and a minimum Plug Power share price. The Company was in compliance with these covenants as of March 31, 2001.

On December 27, 2000, the Company entered into two bridge loan agreements with FAC. The first loan was for $945 thousand and was

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Debt (Continued)

used to pay the purchase price of the original FAC Credit Enhancement. The Company has pledged 200,000 shares of Plug Power common stock as collateral. The second loan is for $5 million, $3 million of which was used to make a December 27, 2000 principal loan repayment to KeyBank, N.A. and the remaining $2 million was available for working capital. The Company pledged 1 million shares of Plug Power common stock as collateral. Both loans bear interest at the Prime Rate (8% at March 31, 2001) and both interest and principal are due on January 3, 2002. Upon mutual agreement of FAC and the Company, the loans may be converted to equity prior to maturity. As of March 31, 2001, the Company has $4.5 million available under the $5 million FAC Bridge loan.

Outstanding debt is as follows:
	March 31, 2001	Sept.30, 2000
(Dollars in 000's)
Line of Credit - KeyBank	$25,200	$27,000
FAC Put Bridge Loan	945	-
FAC Bridge Loan	500	-
	$26,645	$27,000

  Change in Accounting for Derivative Financial Instruments

Effective October 1, 2000, the Company adopted SFAS No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established a new model for accounting for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value regardless of purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. Upon adoption of SFAS No. 133, the Company recorded an unrealized gain of $9.986 million. The deferred tax expense on this unrealized gain was $3.876 million, resulting in a net unrealized gain of $6.110 million, reported in the Company's results of operations as a cumulative effect of a change in accounting.

Derivative financial instruments do not have quoted market prices; therefore fair value is based on estimates using valuation techniques.

The Company held the following derivative financial instruments:
	Mar.31, 2001	Oct.1, 2000
Warrants to purchase SatCon Technology common stock at a purchase price of $8.80 per share	100,000	100,000
Warrants to purchase Beacon Power Corporation common stock at a purchase price of $2.25 per share	-	1,333,333

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Income Taxes

  The Company's effective tax rates for the three and six months ended March 31, 2001 and March 31, 2000 were as follows:
	For the three month period ended Mar.31, 2001 Mar.31, 2000		For the six month period ended Mar.31, 2001 Mar.31, 2000
Tax rate	(39.9%)	(46.0%)	(39.8%)	(41.8%)

  Income tax (benefit) expense consists of the following:

	For the three month period ended Mar.31, 2001 Mar.31, 2000		For the six month period ended Mar.31, 2001 Mar.31, 2000
(Dollars in thousands)
Continuing operations before equity investee losses and change in accounting principle
Federal	-	$ 3	$ -	$ 6
State	6	3	11	6
Deferred	925	(822)	(62)	(686)
	931	(816)	(51)	(674)
Equity investee losses
Federal	-	-	-	-
State	-	-	-	-
Deferred	(2,761)	(2,645)	(5,851)	(3,521)
	(2,761)	(2,645)	(5,851)	(3,521)
Total continuing operations	(1,830)	(3,461)	(5,902)	(4,195)

Change in accounting principle
Federal	-	-	-	-
State	-	-	-	-
Deferred	-	-	3,876	-
Total change in accounting principle	-	-	3,876	-
	$(1,830)	$(3,461)	$(2,026)	$(4,195)
Items charged (credited) directly to stockholders' equity:
Increase in additional paid-in capital for equity investments, and warrants and options issued - Deferred	$ 856	$ 181	$ 1,118	$15,238

Increase in unrealized gain on available for sale securities - Deferred	(7,347)	-	2,301	-

Expenses for employee stock options recognized differently for financial reporting/tax purposes - Federal	(84)	-	(99)	-
Valuation allowance	-	-	-	(3,750)
	$(6,575)	$ 181	$ 3,320	$11,488

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Earnings per Share

  The amounts used in computing earnings per share ("EPS") and the effect on income and the weighted average number of shares of potentially dilutive securities are as follows:

	For the three month period Ended		For the six month period Ended
	Mar.31, 2001	Mar.31, 2000	Mar.31, 2001	Mar.31, 2000
(Dollars in thousands)
Basic and Diluted EPS:
Loss before cumulative effect of change in accounting principle	$(2,758)	$(4,061)	$(9,177)	$(5,834)
Cumulative effect of accounting Change for derivative financial instruments	-	-	6,110	-
Net loss	$(2,758)	$(4,061)	$(3,067)	$(5,834)
Common shares outstanding, beginning of period	35,422,335	35,140,824	35,417,035	34,929,627
Weighted average common shares issued during the period	26,222	108,008	18,016	201,616
Weighted average number of shares used in basic net loss per share	35,448,557	35,248,832	35,435,051	35,131,243
Loss per share: Loss before cumulative effect of change in accounting principle	$ (0.08)	$ (0.12)	$ (0.26)	$ (0.17)
Cumulative effect of accounting change for derivative financial instruments	-	-	0.17	-
Net loss	$ (0.08)	$ (0.12)	$ (0.09)	$ (0.17)

  At March 31, 2001, options to purchase 3,158,075 shares of common stock at prices ranging from $.54 to $21.92 per share and warrants to purchase 300,000 shares of common stock at $12.56 per share were outstanding but were not included in the computation of Earnings per Share-assuming dilution because the Company incurred a loss during this period and inclusion would be anti-dilutive.

  At March 31, 2000, options to purchase 2,151,825 shares of common stock at prices ranging from $.54 to $21.92 per share and warrants to purchase 108,000 shares of common stock at $12.56 per share were outstanding but were not included in the computation of Earnings per Share-assuming dilution because the Company incurred a loss during this period and inclusion would be anti-dilutive.

  Equity in Investee Losses, net of tax

  The Company's proportionate share of losses, net of tax, from holdings accounted for under the equity method is as follows:

	Three months ended		Six months ended
	Mar.31, 2001	Mar.31, 2000	Mar.31, 2001	Mar.31, 2000
Plug Power	$(3,435)	$(3,192)	$(7,707)	$(5,307)
SatCon	(727)	(491)	(1,327)	(491)
	$(4,162)	$(3,683)	$(9,034)	$(5,798)

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Cash Flows - Supplemental Information

(Dollars in thousands)	Six months ended, Mar.31,2001 Mar.31, 2000
Non-cash Investing and Financing Activities:
Additional investment and paid-in- capital resulting from other investors' investments in Plug Power	$ 553	$38,413
Acquired stock of SatCon Technology Corporation in exchange for net assets of Ling Electronics, Inc. and subsidiaries	-	6,738
Additional investment and paid-in- capital resulting from warrant issuance to SatCon Technology Corporation	-	3,678
Additional investment and paid-in- capital resulting from other investors' investments in SatCon Technology Corporation	2,244	-
Additional paid-in-capital resulting from stock option exercises treated differently for financial reporting and tax purposes	99	-
Additional investment from unrealized gain for fair value adjustment in Beacon Power Corporation	5,750	-
Investment in Beacon Power Corporation - conversion of derivative asset to common stock at warrant exercise	8,500	-

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

(Dollars in thousands)
Three months ended Mar. 31, 2001	New Energy	Test and Measurement Instrumentation	Other	Reconciling Items	Consolidated Totals

Revenues	$ -	$1,657	$ -	$ -	$ 1,657
Segment (loss) profit	(3,034)	44	232	-	(2,758)
Equity in investee losses	(6,922)	-	-	2,760	(4,162)
Total assets	71,942	3,046	6,237	-	81,225
Investments, at equity	50,761	-	-	-	50,761
Securities available for sale	20,300	-	-	-	20,300
Capital expenditures	136	18	37	-	191
Depreciation and amortization	9	45	836	-	890
Three months ended Mar. 31, 2000	New Energy	Test and Measurement Instrumentation	Other	Reconciling Items	Consolidated Totals

Revenues	$ -	$1,736	$ -	$ -	$ 1,736
Segment (loss) profit	(6,328)	30	2,237	-	(4,061)
Equity in investee losses	(6,328)	-	-	2,645	(3,683)
Total assets	75,763	2,001	3,680	-	81,144
Investments, at equity	75,763	-	-	-	75,763
Capital expenditures	-	49	9	-	58
Depreciation and amortization	-	20	44	-	64
Six months ended Mar. 31, 2001	New Energy	Test and Measurement Instrumentation	Other	Reconciling Items	Consolidated Totals

Revenues	$ -	$3,295	$ -	$ -	$ 3,295
Segment (loss) profit	(2,639)	104	(532)	-	(3,067)
Equity in investee losses	(14,884)	-	-	5,850	(9,034)
Total assets	71,942	3,046	6,237	-	81,225
Investments, at equity	50,761	-	-	-	50,761
Securities available for sale	20,300	-	-	-	20,300
Capital expenditures	156	32	37	-	225
Depreciation and amortization	13	88	909	-	1,010

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Geographic and Segment Information (Continued)
Six months ended Mar. 31, 2000	New Energy	Test and Measurement Instrumentation	Other	Reconciling Items	Consolidated Totals

Revenues	$ -	$3,096	$ -	$ -	$ 3,096
Segment (loss) profit	(9,319)	(410)	3,895	-	(5,834)
Equity in investee losses	(9,319)	-	-	3,521	(5,798)
Total assets	75,763	2,001	3,380	-	81,144
Investments, at equity	75,763	-	-	-	75,763
Capital expenditures	-	75	101	-	176
Depreciation and amortization	-	46	75	-	121

The following table presents the details of "Other" segment profit (loss):
	Three months ended		Six months ended
(Dollars in thousands)	Mar.31, 2001	Mar.31, 2000	Mar.31, 2001	Mar.31, 2000
Corporate and Other (Expenses) Income:
Depreciation and amortization	$ (836)	$ (44)	$ (909)	$ (75)
Interest expense	(598)	(493)	(1,315)	(815)
Interest income	21	140	59	301
Income tax benefit (expense)	1,830	3,461	2,026	4,195
Other income (expense), net	(185)	(827)	(393)	(973)
Gain on sale of division	-	-	-	1,262
Total segment profit (loss)	$ 232	$2,237	$ (532)	$3,895

  Related Party Transactions

  During fiscal 2001, First Albany Companies Inc. provided a credit enhancement in December 2000 and extended that enhancement in April 2001 for which the Company paid fees of $945 thousand and $200 thousand, respectively.

  Subsequent Events

On April 27, 2001, the Company amended the FAC Credit Enhancement to extend its expiration date from April 27, 2001 to August 27, 2001. The Company paid FAC a fee of $200,000 for this amendment. Further, on April 30, 2001, the Company made principal and interest payments to FAC totaling $1,445 thousand and $117 thousand, respectively, which reduced the Company's obligations on the FAC Bridge Loans to zero.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors, which have affected the Company's earnings during the periods included in the accompanying, consolidated statements of income.

Continuing Operations

Sales for the quarter ended March 31, 2001 totaled $1.657 million compared to $1.736 million for the same period in the prior year, a decrease of $.079 million, a 4.6% decrease. This decrease in sales is primarily the result of MTI Instruments' change in sales mix reflecting a reduction in PBS balancing system sales offset by increases in semiconductor and instrument sales. Sales for the first half of fiscal 2001 versus the same period in fiscal 2000 have increased by $.199 million to $3.295 million in 2001 from $3.096 million in 2000, a 6.4% increase. The six-month change is primarily the result of MTI Instruments' increased sales for its new wafer thickness and instruments product lines.

Gross profit decreased to 54.8% of sales in the second quarter of fiscal 2001 from 57.2% of sales for the same period in the prior year. Gross profits decreased in the fiscal 2001 second quarter due to the shift in product mix between PBS balancing systems' and OEM instrument sales. Gross profit as a percentage of sales for the first half of fiscal 2001 versus the same period in fiscal 2000 has increased by 5.6% to 55.5% from 49.9%. The first half change is primarily the result of the sale of Ling in October 1999 (Ling had lower margin sales) and sales of higher margin products in fiscal 2001.

Selling, general and administrative expenses increased $.197 million to $1.625 million for the three months ended March 31, 2001 as compared to $1.428 million for the three months ended March 31, 2000, a 13.8% increase. Selling, general and administrative expenses during the first half of fiscal 2001 of $3.146 million represents a $.928 million or 41.8% increase from $2.218 million incurred during the same period in fiscal 2000. These increases are primarily the result of increased personnel costs related to the operations of the new energy technology segment.

Product development and research costs for the three months ended March 31, 2001 were 73.4% of sales, compared to 15.3% for the same period in the prior year. Development costs increased $.951 million from the three months ended March 31, 2000 to the same period in 2001. Product development and research costs during the first half of fiscal 2001 of $1.217 million represents a $1.080 million or 185.2% increase from $.583 million incurred during the same period in fiscal 2000. These increases reflect the Company's commitment to developing its micro fuel cell initiative and new products at MTI Instruments.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Continuing Operations (Continued)

Operating loss increased $1.233 million to an operating loss of $1.934 million for the three months ended March 31, 2001 as compared to $.701 million for the three months ended March 31, 2000, a 175.9%

increase. The first half of fiscal 2001 resulted in an operating loss of $2.978 million, an increase of $1.723 million or 137.3% from the $1.255 million operating loss recorded during the same period in fiscal 2000. These increases are the result of increased expenditures for research and product development by both MTI Instruments and the Company's micro fuel cell initiative.

During the first half of fiscal 2001, the Company recorded a $6.110 million unrealized gain, net of tax, from the adoption of SFAS No.133 "Accounting for Derivative Instruments and Hedging Activities," as of October 1, 2000. The Company also recorded a net $.780 million loss on derivative accounting. Changes in derivative fair values are recorded on a quarterly basis.

Results during the three and six months ended March 31, 2001 were reduced by higher interest expense of $.598 million and $1.315 million, respectively, compared to $.493 and $.815 million, respectively, for the same periods last year. These increases result primarily from increased borrowing levels in 2001 associated with working capital requirements.

Fiscal 2000 first half results include a $5.551 million gain on the sale of investments and the prior year results included a $1.262 million gain from the sale of Ling.

In the three and six months ended March 31, 2001, the Company recorded a $4.162 million and $9.034 million loss, net of tax, respectively, from the recognition of the Company's proportionate share of losses in equity investees compared to $3.683 million and $5.798 million loss, net of tax, respectively, for the comparable periods in fiscal 2000.

Equity in investee losses result from the Company's minority ownership in certain companies which are accounted for under the equity method of accounting. Under the equity method of accounting, the Company's proportionate share of each company's operating losses and amortization of the Company's net excess investment over its equity in each company's net assets is included in equity in investee losses. Equity in investee losses for the three months ended March 31, 2001 includes the results from the Company's minority ownership in Plug Power and SatCon. The Company expects these companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Continuing Operations (Continued)

Equity in investee losses includes a loss, before taxes, from Plug Power of $5.712 million and $12.694 million, respectively, for the three and six months ended March 31, 2001 compared to $5.484 million and $8.475 million, respectively, for the three and six months ended March 31, 2000. These increases in losses are primarily the result of Plug Power expanding its operations including costs to develop and prototype residential fuel cell units. Equity in investee losses for the three and six months ended March 31, 2001 also includes our proportionate share of losses from SatCon of $.521 million and $.813 million, respectively, compared to $.195 and $.195, respectively, for the three and six months ended March 31, 2000; and embedded difference (the difference between the carrying value of the Company's investment and its interest in the underlying equity) amortization of $.689 million and $1.377 million, respectively, for the three and six months ended March 2001 compared to $.650 and $.650, respectively, for the three and six months ended March 31, 2000. SatCon is accounted for on a one-quarter lag and includes results of SatCon through December 31, 2000. The Company acquired its stock holdings in SatCon during fiscal 2000.

The tax rates for the three and six months ended March 31, 2001 are (39.9%) and (39.8%), respectively, compared to the rates for the three and six months ended March 31, 2000 of (46.0%) and (41.8%), respectively. These tax rates are primarily due to losses generated by operations, gains generated through the sale of holdings and changes in deferred tax liabilities associated with the accounting for holdings in and recognition of the Company's proportionate share of losses from Plug Power and SatCon and its investment in derivatives and marketable securities. Further, as a result of ownership changes in 1996, the availability of net operating loss carryforwards to offset future taxable income will be significantly limited pursuant to the Internal Revenue Code.

Financial Condition

Inventory and accounts receivable turnover ratios and their changes for the six months ended March 31 are as follows:

	2001	2000	Change
Inventory	1.00	1.73	(.73)
Accounts receivable	3.66	3.85	(.19)

The change in the accounts receivable and inventory turnover ratios are the result of increasing inventory levels to support new product sales and increased receivables aging.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Inventories at March 31, 2001 of $1.678 million reflect inventory levels for MTI Instruments required to support expected increased sales levels in fiscal 2001.

Working capital of $(1.633) million at March 31, 2001 reflects a $22.660 million increase from September 30, 2000. This increase reflects the $5.750 million increase in fair value for the Beacon Power investment, coupled with $8.5 million for additional shares purchased through the cash-less exercise of warrants and the reclassification of $6 million of investments at cost to securities available for sale.

At March 31, 2001, cash and cash equivalents were $2.749 million versus $1.552 million at September 30, 2000. Net cash used by operating activities for the first six months of fiscal 2001 amounted to $4.533 million, as compared to $.719 million in the prior year. Accounts receivable increased due to an increase in sales and the timing of those sales. Accounts receivable totaled $1.586 million as of March 31, 2001 as compared to $.693 million as of September 30, 2000, or a 128.9% increase.

At March 31, 2001, the Company has a $30 million Credit Agreement, as amended with KeyBank, N.A., with an outstanding balance of $25.2 million at Prime (8% at March 31, 2001). Additional borrowings above the $25.2 million balance are available when the Plug Power stock price is above $20 per share. This liability is classified as short-term.

The Company has pledged 8 million shares of Plug Power common stock as collateral for the Credit Agreement, as amended. In addition, the Company entered into a Put and Call with First Albany Companies Inc. ("FAC") to provide independent credit support for repayment of its $25.2 million indebtedness ("FAC Credit Enhancement"). The FAC Credit Enhancement provides FAC with the option, if the price of Plug Power stock falls to $4 per share, to either purchase 6.3 million Plug Power shares pledged as collateral on the loan or take an assignment of KeyBank N.A.'s rights under the Credit Agreement, as amended. The FAC Credit Enhancement may be triggered in the event of a default and was amended on April 27, 2001 (the original expiration date) to extend its expiration date to August 27, 2001. The FAC Credit Enhancement may be renewed by the Company and FAC on a monthly basis upon mutually agreeable terms. If the FAC Credit Enhancement expires, and is not replaced, prior to November 3, 2001, the loan is immediately due and payable. After November 3, 2001, upon expiration of the FAC Credit Enhancement, if Plug Power stock is trading below $20 per share, the loan is immediately due and payable. Mandatory repayments on any outstanding balance in excess of $25.2 million will be required if the Plug Power stock price declines below $16 per share while the FAC Credit Enhancement is in place. After the FAC Credit Enhancement expires, mandatory repayments on any outstanding balance will be required if the Plug Power stock price is below $20 per share.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition (Continued)

If the FAC Credit Enhancement, which expires on August 27, 2001, is not renewed, the Company may need to sell assets to fund the repayment of the outstanding balance on the credit line. The Company is obligated to make interest-only payments through March 15, 2002, and upon exercise of a term loan option at the end of the line of credit term, to repay the principal in 8 equal quarterly installments beginning March 31, 2002. Interest is payable monthly at either the Prime Rate or if certain performance standards are achieved, based on both the trading volume and market price of Plug Power common stock, at LIBOR based rates.

As of March 31, 2001, the $30 million Credit Agreement, as amended, requires the Company to meet certain covenants, including maintenance of a debt service reserve account (equal to 6 months of interest payments on outstanding debt, amounting to $.950 million at March 31, 2001), a collateral coverage ratio, the FAC Credit Enhancement and a minimum Plug Power share price. The Company was in compliance with these covenants as of March 31, 2001.

On December 27, 2000, the Company entered into two bridge loan agreements with FAC. The first loan was for $945 thousand and was used to pay the purchase price for the FAC Credit Enhancement. The Company has pledged 200,000 shares of Plug Power common stock as collateral. The second loan is for $5 million, $3 million of which was used to make a December 27, 2000 principal loan repayment to KeyBank, N.A. and the remaining $2 million was available for working capital. The Company pledged 1 million shares of Plug Power common stock as collateral. Both loans bear interest at the Prime Rate (8% at March 31, 2001) and both interest and principal are due on January 3, 2002. Upon mutual agreement of FAC and the Company, loan balances may be converted to equity prior to maturity.

On April 27, 2001, the Company amended the FAC Credit Enhancement to extend its expiration date from April 27, 2001 to August 27, 2001. The Company paid FAC a fee of $200,000 for this amendment. Further, on April 30, 2001, the Company made principal and interest payments to FAC totaling $1,445 thousand and $117 thousand, respectively, which reduced the Company's obligations on the FAC Bridge Loans to zero.

Capital spending during the first six months of fiscal 2001 was $.225 million, an increase from the comparable period in fiscal 2000 where capital spending totaled $.176 million. Capital spending during fiscal 2001 included computers, software, manufacturing and laboratory equipment. Total additional capital spending during fiscal 2001 is expected to be approximately $2.140 million for computers, furniture, computer network equipment, telephone system, facilities fit-up, laboratory and manufacturing equipment.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition (Continued)

As of March 31, 2001, the Company recognized a $5.551 million gain on the sale of its holdings. This gain related to the Company's previously announced strategy to raise additional capital through equity offerings and the sale of up to 10% of its assets in order to pay down debt, strengthen its balance sheet and fund its micro fuel cell operations.

As of April 30, 2001, the Company has sold 730,000 shares of Plug Power common stock with proceeds totaling $10.9 million and gains totaling $8.6 million. Taxes on gains will be offset by the Company's net operating loss carryforwards. As of March 31, 2001, the Company estimates its remaining net operating loss carryforwards to be approximately $25 million.

The Company anticipates that it will be able to meet the liquidity needs of its continuing operations, including the repayment of its line of credit in August 2001 if the FAC Credit Enhancement is not extended, for the next year from current cash resources, borrowings under its $5 million bridge loan from FAC, equity financings, and sale of assets. However, there can be no assurance that the Company will not require additional financing within this time frame or that any additional financing will be available to the Company on terms acceptable to the Company, if at all.

As of March 31, 2001, the Company owns shares of common stock in the following companies:
Plug Power Inc.	13,211,815(a)	shares
SatCon Technology Corporation	1,800,000	"
Beacon Power Corporation	3,866,649	"

(a) As of April 30, 2001, the Company owns 12,974,315 shares.

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

As disclosed in Plug Power's most recent Form 10-K filed for the year ended December 31, 2000:

Plug Power's cash requirements depend on numerous factors, including, but not limited to, completion of its product development activities, ability to commercialize its fuel cell systems and market acceptance of its systems. Plug Power expects to devote substantial capital resources to continue development programs, establish a manufacturing infrastructure and develop manufacturing processes. Plug Power believes it will need to raise additional funds to achieve commercialization of its product. However, Plug Power does not know whether it will be able to secure additional funding, or funding on acceptable terms, to pursue its commercialization plans. If additional funds are raised through the issuance of equity securities, the percentage ownership of Plug Power's then current stockholders will be reduced. If adequate funds are not available to satisfy either short or long-term capital requirements, Plug Power may be required to limit operations in a manner inconsistent with its development and commercialization plans, which could affect operations in future periods. Plug Power anticipates incurring substantial additional losses over at least the next several years and believes that its current cash balance will provide sufficient capital to fund operations for at least the next twelve months.

As disclosed in SatCon's Form 10-Q filed for the period ended December 31, 2000:

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

At March 31, 2001, the Company had variable rate debt totaling $25.2 million. Interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows. The earnings and cash flow impact for the next year resulting from a one-percentage point increase in interest rates would be approximately $.252 million, holding other variables (debt level) constant.

The Company has performed a sensitivity analysis on its holdings of Plug Power, SatCon and Beacon Power common stock and its derivative financial instruments (warrants to purchase SatCon common stock). The sensitivity analysis presents the hypothetical change in fair value of our new energy holdings held by the Company at March 31, 2001, which are sensitive to changes in interest rates. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-percentage point parallel shift in the yield curve. The fair values of the Company's holdings in marketable securities have been based on quoted market prices and its derivative financial instruments based on estimates using valuation techniques.

The Company's interests in Plug Power and SatCon are accounted for on the equity method, Beacon Power is accounted for at fair value, and the derivative financial instruments are accounted for at estimated values. The fair market and estimated values, at March 31, 2001, of the Company's interests in these companies and the derivative financial instruments and the effects on fair value are as follows, if the market price on these interests decreased by ten percent:
(in millions)	Fair Value	10% Change
Plug Power	$189.101	$18.910
SatCon	18.225	1.823
Beacon Power	20.300	2.030
Derivative Financial Instruments	.706	.071

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

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statement Concerning Forward Looking Statements (Continued)

All statements that are not historical fact should be deemed to be forward-looking statements. We believe it is important to communicate our future expectations to our investors, however, our actual results may be very different from the predictions, expectations, plans and intentions we have shared with our investors. Such forward-looking statements involve known and unknown risks that may cause our actual results to differ materially from those stated and implied by our forward-looking statements. Such risks include, among others, our need to raise additional financing, difficulties in developing and acquiring new energy companies and technologies, risks related to developing Direct Methanol Fuel Cells, market acceptance of new energy technologies, our dependence on the success of our portfolio companies, our history of losses, the historical volatility of our stock price, the risk we may become an inadvertent investment company, conflicts of interest between us, First Albany Companies Inc. and our portfolio companies and general market conditions. These and other risks are set forth in greater detail in the "Risk Factors" section of our Annual Report on Form 10-K, which is incorporated herein by reference. We do not intend to update any information in any forward-looking statements we make.

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders ("Annual Meeting") held on April 24, 2001, the Company's shareholders approved the following:

  To elect the following directors for the terms of office noted:
ELECTION OF DIRECTORS	Term	Number of Votes For	Against/ Withheld	Abstain	Broker Non-Votes
ALAN GOLDBERG	3 Yr.	33,444,633	99,745	-	-
DR. WALTER ROBB	3 Yr.	33,444,633	99,745	-	-
DR. BENO STERNLICHT	3 Yr.	33,444,633	99,745	-	-

  The other directors, whose terms of office as directors continued after the Annual Meeting are: Dale Church, Edward Dohring, David Eisenhaure, George McNamee and E. Dennis O'Connor.

  To approve an amendment to the Company's Certificate of

Incorporation increasing the number of authorized shares of Common Stock from 50,000,000 to 75,000,000:
RATIFICATION OF:	For	Against/ Withheld	Abstain	Broker Non-Votes
Amendment to the Company's Certificate of Incorporation to increase from 50,000,000 to 75,000,000 the number of authorized shares of common stock	32,954,223	347,320	242,835	-

  To ratify the appointment of PricewaterhouseCoopers L.L.P as independent auditors for the fiscal year ended September 30, 2001:
RATIFICATION OF:	For	Against/ Withheld	Abstain	Broker Non-Votes
PricewaterhouseCoopers L.L.P	33,467,343	49,878	27,156	1

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits	None

(b) No reports on Form 8-K were filed during the quarter ended

March 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mechanical Technology Incorporated

05-09-01 (Date)	s/William P. Acker Dr. William P. Acker President and Chief Technology Officer

05-09-01 (Date)	s/Cynthia A. Scheuer Cynthia A. Scheuer Vice President and Chief Financial Officer