Form 10-Q
period 2001-06-30
MECHANICAL TECHNOLOGY INC
filed 2001-08-14
CIK 64463

=====================================================================

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities

Exchange Act of 1934

For the quarterly period ended June 30, 2001

/ / Transition report pursuant to Section 13 or 15 (d) of the Securities

Exchange Act of 1934

For the period from to

Commission File Number 0-6890

MECHANICAL TECHNOLOGY INCORPORATED

(Exact name of registrant as specified in its charter)
New York	14-1462255
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

431 New Karner Road, Albany, New York 12205

(Address of principal executive offices) (Zip Code)

(518) 533-2200

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

Class	Outstanding at August 9, 2001
Common stock, $1.00 Par Value	35,484,760 Shares

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

INDEX

Part I - Financial Information	Page No.

Consolidated Balance Sheets - June 30, 2001 and September 30, 2000	3-4

Consolidated Statements of Operations - Three and Nine months ended June 30, 2001 and 2000	5

Consolidated Statements of Shareholders' Equity - Nine months ended June 30, 2001 and 2000	6

Consolidated Statements of Cash Flows - Nine months ended June 30, 2001 and 2000	7

Notes to Consolidated Financial Statements	8-20

Management's Discussion and Analysis of Financial Condition and Results of Operations	21-29

Part II Other Information

Item 6 - Exhibits and Reports on Form 8-K	30

Signatures	31

PART I FINANCIAL INFORMATION

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2001 (Unaudited) and

September 30, 2000 (Derived from audited financial statements)

(Dollars in thousands)
	June 30, 2001	Sept. 30, 2000
Assets
Current Assets:
Cash and cash equivalents	$17,654	$ 1,552
Securities available for sale	26,679	-
Accounts receivable	1,932	693
Inventories	1,753	1,193
Notes receivable - current, less allowance of $250 in June 2001 and September 2000	-	94
Deferred income taxes	1,225	979
Prepaid expenses and other current assets	337	331
Total Current Assets	49,580	4,842

Restricted cash equivalents	867	1,142
Derivative asset	679	-
Property, plant and equipment, net	1,228	529
Notes receivable - noncurrent, less allowance of $660 at June 2001 and September 2000	-	97
Holdings, at equity	42,159	64,356
Investments, at cost	-	6,050
Total Assets	$94,513	$77,016

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2001 (Unaudited) and

September 30, 2000 (Derived from audited financial statements)

(Dollars in thousands, except share data)
	June 30, 2001	Sept. 30, 2000
Liabilities and Shareholders' Equity

Current Liabilities:
Line of credit - Bank	$15,200	$27,000
Accounts payable	680	283
Accrued liabilities	2,368	1,603
Accrued liabilities - related parties	-	9
Income taxes payable	443	9
Net liabilities of discontinued operations	358	231
Total Current Liabilities	19,049	29,135
Long-Term Liabilities:
Deferred income taxes and other credits	13,611	2,852
Total Liabilities	32,660	31,987

Commitments and Contingencies

Shareholders' Equity
Common stock, par value $1 per share, authorized 75,000,000; issued 35,505,010 in 2001 and 35,437,285 in 2000	35,505	35,437
Paid-in-capital	57,254	54,790
Accumulated deficit	(38,155)	(45,169)
	54,604	45,058
Accumulated Other Comprehensive Income:
Unrealized gain on available for sale
securities, net of tax	7,278	-

Common stock in treasury, at cost, 20,250 shares in 2001 and 2000	(29)	(29)
Total Shareholders' Equity	61,853	45,029

Total Liabilities and Shareholders' Equity	$ 94,513	$77,016

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended		Nine months ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Revenue	$ 2,260	$ 1,146	$ 5,555	$ 4,242
Cost of sales	1,023	507	2,487	2,057
Gross profit	1,237	639	3,068	2,185

Selling, general and administrative expenses	1,412	1,181	4,558	3,399
Product development and research costs	897	626	2,560	1,209
Operating loss	(1,072)	(1,168)	(4,050)	(2,423)

Interest expense	(463)	(521)	(1,778)	(1,336)
Loss on derivatives	(27)	-	(807)	-
Gain on sale of holdings	25,458	-	31,009	-
Gain on sale of subsidiary	-	-	-	1,262
Other expense, net	(478)	(466)	(1,150)	(368)
Income (loss) before income taxes, equity in holdings losses and cumulative effect of change in accounting principle	23,418	(2,155)	23,224	(2,865)
Income tax (expense) benefit	(9,511)	982	(9,460)	1,656
Equity in holdings losses, net of tax	(3,826)	(3,868)	(12,860)	(9,666)
Income (loss) before cumulative effect of change in accounting principle	10,081	(5,041)	904	(10,875)
Cumulative effect of accounting change for derivative financial instruments, net of tax (Note 7)	-	-	6,110	-
Net income (loss)	$10,081	$(5,041)	$ 7,014	$(10,875)
Earnings (Loss) per Share (Basic):
Income (loss) before cumulative effect of change in accounting principle	$ .28	$ (.14)	$ .03	$ (.31)
Cumulative effect of accounting change for derivative financial instruments	-	-	.17	-
Net earnings (loss) per share	$ .28	$ (.14)	$ .20	$ (.31)
Earnings (Loss) per Share (Diluted):
Income (loss) before cumulative effect of change in accounting principle	$ .27	$ (.14)	$ .02	$ (.31)
Cumulative effect of accounting change for derivative financial instruments	-	-	.17	-
Net earnings (loss) per share	$ .27	$ (.14)	$ .19	$ (.31)

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

(Dollars in thousands)

	Nine months ended
COMMON STOCK	June 30, 2001	June 30, 2000
Balance, October 1	$ 35,437	$ 34,947
Issuance of shares - options exercised	68	392
Balance, June 30	$ 35,505	$ 35,339
PAID-IN-CAPITAL
Balance, October 1	$ 54,790	$ 19,457
Issuance of shares - options exercised	3	13
Plug Power, net of tax	955	27,695
SatCon, net of tax	1,349	472
Warrants issued	-	3,678
Compensatory stock options issued	(27)	1,197
Stock option exercises recognized differently for financial reporting and tax purposes	184	-
Balance, June 30	$ 57,254	$ 52,512
ACCUMULATED DEFICIT
Balance, October 1	$(45,169)	$(26,573)
Net income (loss)	7,014	(10,875)
Balance, June 30	$(38,155)	$(37,448)
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, October 1	$ -	$ (5)
Unrealized gain on available for sale securities, net of tax	7,278	5
Balance, June 30	$ 7,278	$ -
FOREIGN CURRENCY TRANSLATION ADJUSTMENT
Balance, October 1	$ -	$ (11)
Adjustments	-	11
Balance, June 30	$ -	$ -
COMMON STOCK IN TREASURY
Balance, October 1	$ (29)	$ (29)
Balance, June 30	$ (29)	$ (29)
SHAREHOLDERS' EQUITY
Balance, June 30	$ 61,853	$ 50,374
OTHER COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$ 7,014	$(10,875)
Other comprehensive income:
Foreign currency translation adjustment	-	11
Unrealized gain on available for sale securities, net of tax	7,278	5
Total other comprehensive income (loss)	$ 14,292	$(10,859)

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)
	Nine months ended
	June 30, 2001	June 30, 2000
Operating Activities
Net income (loss) from continuing operations	$ 7,014	$(10,875)
Adjustments to reconcile net income (loss) to net cash used
by continuing operations:
Cumulative effect of accounting change for derivative financial instruments (gross)	(9,986)	-
Loss on derivatives	807	-
Depreciation and amortization	1,647	191
Gain on sale of holdings	(31,009)
Gain on sale of subsidiary	-	(1,262)
Loss on equity holdings (gross)	21,329	15,898
Reserve for bad debts	-	636
Loss on sale of fixed assets	1	20
Deferred income taxes and other credits	4,310	(7,888)
Stock option compensation	(27)	545
Changes in operating assets and liabilities:
Accounts receivable	(1,239)	952
Other receivables - related parties	-	16
Inventories	(560)	(102)
Prepaid expenses and other current assets	(129)	(199)
Accounts payable	397	419
Income taxes	434	17
Accrued liabilities - related parties	(9)	-
Accrued liabilities	872	(103)
Net cash used by continuing operations	(6,148)	(1,735)

Discontinued Operations:
Change in net liabilities/assets of discontinued operations	127	63
Net cash provided by discontinued operations	127	63
Net cash used by operating activities	(6,021)	(1,672)

Investing Activities
Purchases of property, plant and equipment	(864)	(221)
Proceeds from sale of holdings	35,717	-
Purchase of stock in Plug Power	-	(20,500)
Purchase of stock in SatCon	-	(7,070)
Purchase of stock in Beacon Power	-	(6,000)
Proceeds from sale of subsidiary, net	-	23
Change in restricted cash account	275	(1,073)
Investment in marketable debt securities	-	(2,000)
Proceeds from sale of marketable debt securities	-	9,881
Investment in note receivable	-	(660)
Principal payments from notes receivable	191	52
Net cash provided (used) by investing activities	35,319	(27,568)

Financing Activities
Proceeds from long-term debt	-	32,500
Net payments under bank line-of-credit	(11,800)	(5,500)
Net payments under related party debt	(107)	-
Financing costs	(1,360)	(233)
Proceeds from stock options exercised	71	405
Net cash (used) provided by financing activities	(13,196)	27,172
Increase (decrease) in cash and cash equivalents	16,102	(2,068)
Cash and cash equivalents - beginning of period	1,552	5,870
Cash and cash equivalents - end of period	$ 17,654	$ 3,802

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

During 2001, the Company formed MTI MicroFuel Cells Inc. ("MTI MFCI"), a Delaware corporation. During 2001, the Company acquired substantially all of the outstanding stock of MTI MFCI in exchange for the contribution of the assets of its micro-fuel cell operations.

  Reclassification

Certain 2000 amounts have been reclassified to conform with the 2001 presentation.

  Inventories

  Inventories consist of the following at:

(Dollars in thousands)	June 30, 2001	Sept.30, 2000
Finished goods	$ 247	$ 150
Work in process	839	249
Raw materials, components and assemblies	667	794
	$1,753	$1,193

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Holdings, at equity

At June 30, 2001, the principal components of the Company's holdings accounted for under the equity method of accounting are the following:
Company	Recorded Book Value ($ in millions)	Quoted Market Price per Nasdaq	Calculated Market Value per Nasdaq ($ in millions)	Ownership	Shares	Description of Business
Plug Power Inc.	$27.632	$21.53	$258.238	26.9%	11,994,315	A U.S. designer and developer of on-site, electric power generation systems utilizing proton exchange membrane fuel cells for stationary applications.

SatCon Technology Corporation	$14.527	$10.45	$ 18.810	13.0%	1,800,000	Designer, developer and manufacturer of high-efficiency, high-reliability and long-lived power and energy management products to serve the distributed power generation and power quality markets.
Total	$42.159		$277.048

Summarized below is financial information for Plug Power and SatCon, as derived from published financial reports. Plug Power's fiscal year ends December 31 and SatCon's fiscal year ends September 30. Our holdings in SatCon are accounted for on a one-quarter lag.

(Dollars in thousands)	SatCon		Plug Power
Balance Sheet	Mar.31, 2001	Sept.30, 2000	June 30, 2001	Sept.30, 2000
Current assets	$25,547	$25,751	$ 64,784	$112,897
Non-current assets	25,290	18,736	51,617	57,100
Current liabilities	10,626	7,361	7,148	9,618
Non-current liabilities	2,519	6,008	6,588	6,303
Stockholders' equity	37,692	31,118	102,665	154,076
	3 Months ended
Results of Operations	Mar.31, 2001	Mar.31, 2000	June 30, 2001	June 30, 2000
Gross revenues	$11,536	$7,544	$ 1,289	2,418
Gross profit (loss)	962	766	(909)	(1,074)
Net loss	(6,371)	(2,033)	(18,320)	(18,033)

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Holdings, at equity (Continued)

Plug Power Inc.

The following is a roll forward of the Company's accounting for holdings in Plug Power:

(Dollars in thousands)	Nine months ended June 30, 2001	Twelve months ended Sept.30, 2000

Holdings balance, beginning	$48,372	$ 8,710
Share of Plug Power losses	(17,624)	(23,148)
Sale of shares	(4,708)	-
Capital contribution - cash	-	20,500
Equity adjustment for share of third-party investments in Plug Power which increased equity	1,592	4,364
Equity adjustment for share of pre-IPO, IPO and over-allotment third-party investments in Plug Power	-	37,946
Holdings balance, ending	$27,632	$ 48,372
Total shares owned	11,994,315	13,704,315
Percentage owned	26.9%	31.4%

There is no difference between the carrying value of the Company's holdings in Plug Power and its interest in the underlying equity at June 30, 2001 or September 30, 2000.

SatCon Technology Corporation

The following is a roll forward of the Company's accounting for holdings in SatCon:

(Dollars in thousands)	Nine months ended June 30, 2001	Twelve months ended Sept.30, 2000
Holdings balance, beginning	$15,984	$ -
Share of SatCon losses on one-quarter lag	(1,639)	(853)
Amortization of embedded difference between the Company's basis and calculated ownership of underlying equity	(2,066)	(2,067)
Equity adjustment for share of third-party investments in SatCon	2,248	1,418
Exchange of Ling for 770,000 shares of SatCon valued at $8.75/share	-	6,738
Cash contribution for purchase of shares of SatCon (1,030,000) and warrants to purchase shares of SatCon (100,000)	-	7,070
Warrants to purchase 300,000 shares of the Company's common stock issued to SatCon - valued using Black-Scholes method	-	3,678
Holdings balance, ending	$14,527	$15,984
Total shares owned	1,800,000	1,800,000
Percentage owned	13.0%	13.2%

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Holdings, at equity (Continued)

The difference between the carrying value of the Company's holdings in SatCon and its interest in the underlying equity consists of the following:
	June 30,	Sept.30,
(Dollars in thousands)	2001	2000
Calculated ownership	$ 4,885	$ 4,275
Embedded difference	9,642	11,709
Carrying value of investment in SatCon	$14,527	$15,984

  Securities available for sale

Securities available for sale are classified as current assets. Accumulated net unrealized gains (losses) are charged to Other Comprehensive Income.

As of June 30, 2001, securities available for sale consist of Beacon Power common stock and includes the following:
(Dollars in thousands)
Securities book basis	$14,550
Fair value adjustment	12,129
Securities at market value	$26,679

For the nine months ended June 30, 2001, unrealized gains were $12.129 million. The deferred tax expense on this income at June 30, 2001 was $4.851 million, resulting in a net unrealized gain of $7.278 million, which is included in Other Comprehensive Income.

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

As of June 30, 2001, the Company owns 3,866,649 shares, approximately 9.1%, of Beacon Power common stock.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Debt

At June 30, 2001, the Company had a $30 million Credit Agreement, as amended, with an outstanding balance of $15.2 million at the Prime Rate (6.75% at June 30, 2001). Additional borrowings are available when the Plug Power stock price is above $20 per share. This liability is classified as short-term.

The Company has pledged 8 million shares of Plug Power common stock as collateral. In addition, the Company entered into a Put and Call with First Albany Companies Inc. ("FAC") to provide independent credit support for repayment of its then $25.2 million indebtedness to KeyBank, N.A. ("FAC Credit Enhancement"). The FAC Credit Enhancement provides FAC with the option, if the price of Plug Power stock falls to $4 per share, to either purchase 6.3 million Plug Power shares pledged as collateral on the loan or take an assignment of KeyBank, N.A.'s rights under the Credit Agreement, as amended. The FAC Credit Enhancement may be triggered in the event of a default and was amended on April 27, 2001 (the original expiration date) to extend its expiration date to August 27, 2001. The FAC Credit Enhancement may be renewed by the Company and FAC on a monthly basis upon mutually agreeable terms. If the FAC Credit Enhancement expires, and is not replaced, prior to November 3, 2001, the loan is immediately due and payable. After November 3, 2001, upon expiration of the FAC Credit Enhancement, if Plug Power stock is trading below $20 per share, the loan is immediately due and payable. Mandatory repayments on any outstanding balance in excess of $25.2 million will be required if the Plug Power stock price declines below $16 per share while the FAC Credit Enhancement is in place. After the FAC Credit Enhancement expires, mandatory repayments on any outstanding balance will be required if the Plug Power stock price is below $20 per share. If the FAC Credit Enhancement, which expires on August 27, 2001, is not renewed, the Company may need to sell assets to fund the repayment of the outstanding balance on the credit line. The Company is obligated to make interest-only payments through March 15, 2002, and upon exercise of a term loan option at the end of the line of credit term, to repay the principal in 8 equal quarterly installments beginning March 31, 2002. Interest is payable monthly at either the Prime Rate or if certain performance standards are achieved, based on both the trading volume and market price of Plug Power common stock, at LIBOR based rates.

As of June 30, 2001, the $30 million Credit Agreement, as amended, required the Company to meet certain covenants, including maintenance of a debt service reserve account (equal to 6 months of interest payments on outstanding debt, the debt service account balance was $867 thousand at June 30, 2001), a collateral coverage ratio, the FAC Credit Enhancement and a minimum Plug Power share price. The Company was in compliance with these covenants as of June 30, 2001.

If the market price of Plug Power common stock falls below $10 per share, the line of credit will be reduced and the Company may need to sell assets, or otherwise raise cash to fund its obligations pursuant to the line of credit.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Debt (Continued)

On December 27, 2000, the Company entered into two bridge loan agreements with FAC. The first loan was for $945 thousand and was used to pay the purchase price of the original FAC Credit

Enhancement. The Company has pledged 200,000 shares of Plug Power common stock as collateral. The second loan is for $5 million, $3 million of which was used to make a December 27, 2000 principal loan repayment to KeyBank, N.A. and the remaining $2 million was available for working capital. The Company pledged 1 million shares of Plug Power common stock as collateral. Both loans bear interest at the Prime Rate (6.75% at June 30, 2001) and both interest and principal are due on January 3, 2002. Upon mutual agreement of FAC and the Company, the loans may be converted to equity prior to maturity. On April 30, 2001, the Company made principal and interest payments to FAC totaling $1,445 thousand and $117 thousand, respectively, which reduced the Company's obligations on the FAC Bridge Loans to zero.

On April 27, 2001, the Company amended the FAC Credit Enhancement to extend its expiration date from April 27, 2001 to August 27, 2001. The Company paid FAC a fee of $200,000 for this amendment.

As of June 30, 2001, the Company paid off both loans and has $5 million available under the $5 million FAC Bridge loan.

Outstanding debt is as follows:

	June 30, 2001	Sept.30, 2000
(Dollars in thousands)
Line of Credit - KeyBank	$15,200	$27,000
FAC Put Bridge Loan	-	-
FAC Bridge Loan	-	-
	$15,200	$27,000

Subsequent Event

As of August 10, 2001, the Company amended and restated its Credit Agreement with KeyBank, N.A. The $30 million Credit Agreement, as amended, was reduced to $10 million ("the $10 million Credit Agreement, as amended"). Concurrent with this amendment, the Company made a principal reduction of $5.2 million, bringing the loan balance to $10 million as of the amendment date. The Company made an additional principal reduction of $2.5 million bringing the loan balance to $7.5 million as of August 14, 2001.

The Company has pledged two million shares of Plug Power common stock as collateral for the KeyBank loan. The Agreement expires July 31, 2003. In the event the market value of Plug Power common stock falls below $10 per share, the facility will be reduced to $7.5 million and additional collateral will be required. In the event the market value of Plug Power common stock falls below $8 per share, the facility will be reduced to $5.0 million. In the event the market value of Plug Power common stock falls below $7 per share, the facility will be reduced to zero.

The $10 million Credit Agreement, as amended, requires the Company to meet certain covenants, including maintenance of a debt service

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Debt (Continued)

reserve account (equal to three months interest payments on outstanding debt), minimum Plug Power share price and pledge additional collateral and maintain an additional collateral value, if required, based on the Plug Power share price falling below $10 per share.

The Company is required to make interest only payments through July 31, 2003 and to pay any outstanding principal balance on July 31, 2003. Interest is payable monthly at either the Prime Rate or, after November 3, 2001, if certain performance standards are achieved, based on both the trading volume and market price of Plug Power common stock, at LIBOR based rates.

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

Derivative financial instruments do not have quoted market prices; therefore fair value is based on estimates using valuation techniques.

The Company held the following derivative financial instruments:

	June 30, 2001	Oct.1, 2000
Warrants to purchase SatCon Technology common stock at a purchase price of $8.80 per share	100,000	100,000
Warrants to purchase Beacon Power Corporation common stock at a purchase price of $2.25 per share	-	1,333,333

  Income Taxes

The Company's effective tax rates for the three and nine months ended June 30, 2001 and 2000 were as follows:
	For the three month period ended June 30, 2001 June 30, 2000		For the nine month period ended June 30, 2001 June 30, 2000
Tax rate	40.61%	(42.04%)	40.97%	(42.04%)

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Income Taxes (Continued)

Income tax expense (benefit) consists of the following:

	For the three month period ended June 30, 2001 June 30, 2000		For the nine month period ended June 30, 2001 June 30, 2000
(Dollars in thousands)
Continuing operations before equity in holdings losses and change in accounting principle
Federal	$ 540	$ (6)	$ 540	$ -
State	6	10	16	16
Deferred	8,965	(986)	8,904	(1,672)
	9,511	(982)	9,460	(1,656)
Equity in holdings losses
Federal	-	-	-	-
State	-	-	-	-
Deferred	(2,618)	(2,711)	(8,469)	(6,232)
	(2,618)	(2,711)	(8,469)	(6,232)
Total continuing operations	6,893	(3,693)	991	(7,888)

Change in accounting principle
Federal	-	-	-	-
State	-	-	-	-
Deferred	-	-	3,876	-
Total change in accounting principle	-	-	3,876	-
	$ 6,893	$(3,693)	$ 4,867	$(7,888)
Items charged (credited) directly to stockholders' equity:
Increase in additional paid-in capital for equity holdings, and warrants and options issued - Deferred	$ 417	$ 847	$ 1,536	$16,085

Increase in unrealized gain on available for sale securities - Deferred	2,552	-	4,852	-

Expenses for employee stock options recognized differently for financial reporting/tax purposes - Federal	(85)	-	(184)	-
Valuation allowance	-	-	-	(3,750)
	$ 2,884	$ 847	$ 6,204	$12,335

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Earnings per Share

The amounts used in computing earnings per share ("EPS") and the effect on income and the weighted average number of shares of potentially dilutive securities are as follows:

	For the three month period ended		For the nine month period ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
(Dollars in thousands)
Income (loss) before cumulative effect of change in accounting principle	$10,081	$(5,041)	$ 904	$(10,875)
Cumulative effect of accounting change for derivative financial instruments	-	-	6,110	-
Net income (loss)	$10,081	$(5,041)	$7,014	$(10,875)
Basic EPS:
Common shares outstanding, beginning of period	35,455,335	35,283,210	35,417,035	34,929,627
Weighted average common shares issued during the period	12,238	5,775	28,981	261,820
Weighted average number of shares used in basic net income (loss) per share	35,467,573	35,288,985	35,446,016	35,191,447
Income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$ 0.28	$ (0.14)	$ 0.03	$ (0.31)
Cumulative effect of accounting change for derivative financial instruments	-	-	0.17	-
Net income (loss)	$ 0.28	$ (0.14)	$ 0.20	$ (0.31)
Diluted EPS:
Common shares outstanding, beginning of period	35,455,335	35,283,210	35,417,035	34,929,627
Weighted average common shares issued during the period	12,238	5,775	28,981	261,820
Weighted average number of options	1,516,700	-	1,385,057	-
Weighted average number of warrants	300,000	-	300,000	-
Weighted average number of shares used in fully diluted net income (loss) per share	37,284,273	35,288,985	37,131,073	35,191,447
Income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$ 0.27	$ (0.14)	$ 0.02	$ (0.31)
Cumulative effect of accounting change for derivative financial instruments	-	-	0.17	-
Net income (loss)	$ 0.27	$ (0.14)	$ 0.19	$ (0.31)

At June 30, 2000, options to purchase 2,646,075 shares of common stock at prices ranging from $.542 to $21.917 per share and warrants to purchase 300,000 shares of common stock at $12.56 per share were

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Earnings per Share (Continued)

outstanding but were not included in the computation of Earnings per share-assuming dilution because the Company incurred a loss during this period and inclusion would be anti-dilutive.

  Equity in Holdings Losses, net of tax

  The Company's proportionate share of losses, net of tax, from holdings accounted for under the equity method is as follows:

	Three months ended		Nine months ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Plug Power	$(2,926)	$(3,347)	$(10,633)	$(8,653)
SatCon	(900)	(521)	(2,227)	(1,013)
	$(3,826)	$(3,868)	$(12,860)	$(9,666)

  Cash Flows - Supplemental Information

(Dollars in thousands)	Nine months ended
	June 30, 2001	June 30, 2000
Non-cash Investing and Financing Activities:
Additional holdings and paid-in-capital resulting from other investors' investments in Plug Power	$ 1,592	$27,694
Acquired stock of SatCon Technology Corporation in exchange for net assets of Ling Electronics, Inc. and subsidiaries	-	6,738
Additional holdings and paid-in-capital resulting from warrant issuance to SatCon Technology Corporation	-	3,678
Additional holdings and paid-in-capital resulting from other investors' investments in SatCon Technology Corporation	2,248	475
Additional paid-in-capital resulting from stock option exercises treated differently for financial reporting and tax purposes	184	-
Additional investment from unrealized gain for fair value adjustment in Beacon Power Corporation	12,129	-
Investment in Beacon Power Corporation - conversion of derivative asset to common stock at warrant exercise	8,500	-
Capitalization of interest on FAC loans	107	-

  Segment Information

The Company operates in two business segments, New Energy and Test and Measurement Instrumentation. The New Energy segment develops new energy technologies and companies and is currently focused on commercializing direct methanol micro fuel cells. The Test and Measurement Instrumentation segment develops, manufactures, markets

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Segment Information (Continued)

and services sensing instruments and computer-based balancing systems for aircraft engines.

The Company evaluates performance based on profit or loss from operations before income taxes, accounting changes, non-recurring items and interest income and expense. Inter-segment sales are not significant. Summarized financial information concerning the

Company's reportable segments are shown in the following table. The "Other" column includes corporate related items and items like income taxes or unusual items, which are not allocated to reportable segments. In addition, segments noncash items include any depreciation and amortization in reported profit or loss. The New Energy segment figures include the Company's activities related to evaluating new energy technologies, companies and growth opportunities, micro fuel cell operations, the Company's holdings in Plug Power, SatCon and Beacon Power and the results of the Company's equity method accounting for certain holdings. SatCon results are accounted for on a one-quarter lag. The results for Plug Power and SatCon are derived from their unaudited quarterly and audited annual financial statements.

(Dollars in thousands)
Three months ended June 30, 2001	New Energy	Test and Measurement Instrumentation	Other	Reconciling Items	Consolidated Totals

Revenues	$ -	$2,260	$ -	$ -	$ 2,260
Segment profit (loss)	17,352	350	(7,621)	-	10,081
Equity in holdings losses	(6,445)	-	-	2,619	(3,826)
Total assets	74,851	3,801	15,861	-	94,513
Holdings, at equity	42,159	-	-	-	42,159
Securities available for sale	26,679	-	-	-	26,679
Capital expenditures	326	10	303	-	639
Depreciation and amortization	457	40	140	-	637
Three months ended June 30, 2000	New Energy	Test and Measurement Instrumentation	Other	Reconciling Items	Consolidated Totals

Revenues	$ -	$ 1,146	$ -	$ -	$ 1,146
Segment (loss) profit	(7,041)	(1,229)	3,229	-	(5,041)
Equity in holdings losses	(6,579)	-	-	2,711	(3,868)
Total assets	77,301	2,036	5,960	-	85,297
Holdings, at equity	71,301	-	-	-	71,301
Investments, at cost	6,000	-	-	-	6,000
Capital expenditures	-	14	31	-	45
Depreciation and amortization	-	41	29	-	70

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Segment Information (Continued)
(Dollars in thousands) Nine months ended June 30, 2001	New Energy	Test and Measurement Instrumentation	Other	Reconciling Items	Consolidated Totals

Revenues	$ -	$5,555	$ -	$ -	$ 5,555
Segment profit (loss)	14,713	454	(8,153)	-	7,014
Equity in holdings losses	(21,329)	-	-	8,469	(12,860)
Total assets	74,851	3,801	15,861	-	94,513
Holdings, at equity	42,159	-	-	-	42,159
Securities available for sale	26,679	-	-	-	26,679
Capital expenditures	482	42	340	-	864
Depreciation and amortization	470	128	1,049	-	1,647

Nine months ended June 30, 2000	New Energy	Test and Measurement Instrumentation	Other	Reconciling Items	Consolidated Totals

Revenues	$ -	$ 4,242	$ -	$ -	$ 4,242
Segment (loss) profit	(16,360)	(1,639)	7,124	-	(10,875)
Equity in holdings losses	(15,898)	-	-	6,232	(9,666)
Total assets	77,301	2,036	5,960	-	85,297
Holdings, at equity	71,301	-	-	-	71,301
Investments, at cost	6,000	-	-	-	6,000
Capital expenditures	-	89	132	-	221
Depreciation and amortization	-	87	104	-	191

The following table presents the details of "Other" segment profit (loss):
	Three months ended		Nine months ended
(Dollars in thousands)	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Corporate and Other (Expenses) Income:
Depreciation and amortization	$ (140)	$ (29)	$(1,049)	$ (104)
Interest expense	(463)	(521)	(1,778)	(1,336)
Interest income	111	98	170	399
Income tax (expense) benefit	(6,893)	3,693	(4,867)	7,888
Other expense, net	(236)	(12)	(629)	(985)
Gain on sale of division	-	-	-	1,262
Total segment (loss) profit	$(7,621)	$3,229	$(8,153)	$ 7,124

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

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

    Subsequent Events

  Dupont Strategic Partnership

  On August 7, 2001, the Company and Dupont announced that they signed definitive agreements forming a strategic partnership to accelerate the development and commercialization of direct methanol micro fuel cells for portable electronics.

  Terms of the partnership include an agreement to develop selected fuel cell components based on DuPont™ Nafion® membrane technology. The components would be customized for the Company's micro fuel cells, which are being developed for portable electronic applications including cellular telephones, personal digital assistants and portable computers.

  The partnership also includes a supply agreement for DuPont to provide the Company with membranes and related fuel cell components. DuPont also has obtained a minority equity interest in MTI MicroFuel Cells Inc., a subsidiary of the Company established to commercialize micro fuel cells.

  Plug Power Equity Financings

  During July 2001, Plug Power completed a public equity financing of 4,575,000 shares of its common stock at $12 per share raising $51.3 million in net proceeds after fees and expenses. Simultaneous with the closing of the public financing, another 416,666 shares were sold to both GE Power Systems Equities and DTE Energy in a private equity financing raising an additional $9.6 million in net proceeds.

  Advanced Technology Program Award

  During August 2001, the Company announced that it, and its partners, had received an award of more than $4.6 million by the Advanced Technology Program (ATP) of the National Institute of Standards and Technology (NIST). The award is to carry out a two-and-a-half-year, $9.3 million cost-shared program to research and develop a micro fuel cell for use in portable electronics.

    New Accounting Pronouncements

  In July 2001, the Financial Accounting Standards Board issued Statement No. 141, ACCOUNTING FOR BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These Statements modify accounting for business combinations after June 30, 2001 and will affect the Company's treatment of goodwill and other intangible assets at the start of fiscal year 2002. The Statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the Statements' criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminate lives will cease. The Company is currently analyzing the impact of these Statements.

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS

  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The following is management's discussion and analysis of certain significant factors, which have affected the Company's earnings during the periods included in the accompanying, consolidated statements of income.

  Continuing Operations

  Sales for the quarter ended June 30, 2001 totaled $2.260 million compared to $1.146 million for the same period in the prior year, an increase of $1.114 million, a 97.2% increase. This increase in sales is primarily the result of MTI Instruments' change in sales mix reflecting a reduction in PBS balancing system and capacitance sales offset by increases in semiconductor and OEM instrument sales. Sales for the first nine months of fiscal 2001 versus the same period in fiscal 2000 have increased by $1.313 million to $5.555 million in 2001 from $4.242 million in 2000, a 31.0% increase. The nine-month change is also the result of MTI Instruments' increased sales of its new wafer thickness and instruments product lines.

  Gross profit decreased to 54.7% of sales in the third quarter of fiscal 2001 from 55.8% of sales for the same period in the prior year. Gross profits decreased in the fiscal 2001 third quarter due to the shift in product mix to OEM instrument sales from PBS balancing systems. Gross profit as a percentage of sales for the first nine months of fiscal 2001 versus the same period in fiscal 2000 has increased by 3.7% to 55.2% from 51.5%. The first nine months' change is also the result of the sale of Ling in October 1999 (Ling had lower margin sales) and sales of higher margin products in fiscal 2001.

  Selling, general and administrative expenses increased $.231 million to $1.412 million for the three months ended June 30, 2001 as compared to $1.181 million for the three months ended June 30, 2000, a 19.6% increase. Selling, general and administrative expenses during the first nine months of fiscal 2001 of $4.558 million represents a $1.16 million or 34.1% increase from $3.399 million incurred during the same period in fiscal 2000. These increases are primarily the result of increased personnel costs related to the operations of the new energy technology segment.

  Product development and research costs for the three months ended June 30, 2001 were 39.7% of sales, compared to 54.6% for the same period in the prior year. Development costs increased $.271 million from the three months ended June 30, 2000 to the same period in 2001. Product development and research costs during the first nine months of fiscal 2001 of $2.56 million represents a $1.351 million or 111.7% increase from $1.209 million incurred during the same period in fiscal 2000. These increases reflect the Company's commitment to developing its micro fuel cell business and new products at MTI Instruments.

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS

  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Continuing Operations (Continued)

  Operating loss decreased $.096 million to an operating loss of $1.072 million for the three months ended June 30, 2001 as compared to $1.168 million for the three months ended June 30, 2000, an 8.2%

  decrease. This decrease results from increased expenses for administration and product development at the Company's micro fuel cell operation offsetting increased gross profits at the precision instrumentation operation. The first nine months of fiscal 2001 resulted in an operating loss of $4.050 million, an increase of $1.627 million or 67.1% from the $2.423 million operating loss recorded during the same period in fiscal 2000. This increase is the result of increased expenditures for research and product development by the Company's micro fuel cell operation.

  As of October 1, 2000, the Company recorded a $6.110 million unrealized gain, net of tax, from the adoption of SFAS No.133 "Accounting for Derivative Instruments and Hedging Activities," as of October 1, 2000. The Company also recorded a net $.807 million loss on derivative accounting for the nine months ended June 30, 2001. Changes in derivative fair values are recorded on a quarterly basis.

  Results during the three and nine months ended June 30, 2001 were affected by interest expense of $.463 million and $1.778 million, respectively, compared to $.521 and $1.336 million, respectively, for the same periods last year. The decrease in expense for the three month period results from decreases in the prime interest since last year. The nine month increase reflects higher average debt outstanding during 2001 as compared to 2000.

  Fiscal 2001 first nine months' results include a $31.009 million gain on the sale of holdings and the prior year results included a $1.262 million gain from the sale of Ling.

  In the three and nine months ended June 30, 2001, the Company recorded a $3.826 million and $12.860 million loss, net of tax, respectively, from the recognition of the Company's proportionate share of losses in equity holdings compared to $3.868 million and $9.666 million loss, net of tax, respectively, for the comparable periods in fiscal 2000.

  Equity in holdings losses result from the Company's minority ownership in certain companies, which are accounted for under the equity method of accounting. Under the equity method of accounting, the Company's proportionate share of each company's operating losses and amortization of the Company's net excess investment over its equity in each company's net assets is included in equity in holdings losses. Equity in holdings losses for the nine months ended June 30, 2001 includes the results from the Company's minority ownership in Plug Power and SatCon. The Company expects these companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS

  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Continuing Operations (Continued)

  Equity in holdings losses includes a loss, before taxes, from Plug Power of $4.930 million and $17.624 million, respectively, for the three and nine months ended June 30, 2001 compared to $5.679 million and $14.154 million, respectively, for the three and nine months ended June 30, 2000. The three month decrease is primarily the result of the Company's decrease in ownership of Plug Power since 2000. The nine month increase in losses is primarily the result of Plug Power expanding its operations including costs to develop and prototype residential fuel cell units. Equity in holdings losses, before taxes, for the three and nine months ended June 30, 2001 also includes our proportionate share of losses from SatCon of $.825 million and $1.638 million, respectively, compared to $.250 and $.445, respectively, for the three and nine months ended June 30, 2000; and embedded difference (the difference between the carrying value of the Company's holdings and its interest in the underlying equity) amortization of $.688 million and $2.066 million, respectively, for the three and nine months ended June 30, 2001 compared to $.649 and $1.299, respectively, for the three and nine months ended June 30, 2000. SatCon is accounted for on a one-quarter lag and includes results of SatCon through March 31, 2001. The Company acquired its stock holdings in SatCon during fiscal 2000.

  The tax rates for the three and nine months ended June 30, 2001 are 40.61% and 40.97%, respectively, compared to the rates for the three and nine months ended June 30, 2000 of (42.04%) and (42.04%), respectively. These tax rates are primarily due to losses generated by operations, gains generated through the sale of holdings, use of net operating losses, calculation of alternative minimum tax and changes in deferred tax liabilities associated with the accounting for holdings in and recognition of the Company's proportionate share of losses from Plug Power and SatCon and its investment in derivatives and marketable securities. Further, as a result of ownership changes in 1996, the availability of net operating loss carryforwards to offset future taxable income will be limited pursuant to the Internal Revenue Code.

  Financial Condition

  Inventory and accounts receivable turnover ratios and their changes for the nine months ended June 30 are as follows:

	2001	2000	Change
Inventory	1.54	1.65	(0.11)
Accounts receivable	5.48	5.45	0.03

  The change in the inventory turnover ratio is the result of increasing inventory levels to support new product sales. The change in the accounts receivable turnover ratio is the result of increased sales levels and the timing of these sales in 2001.

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS

  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Financial Condition (Continued)

  Inventories at June 30, 2001 of $1.753 million reflect inventory levels for MTI Instruments required to support expected increased sales levels in fiscal 2001.

  Working capital of $30.531 million at June 30, 2001 reflects a $54.824 million increase from September 30, 2000. This increase reflects $35.7 million of proceeds from the sale of Plug Power common stock, net of debt repayments of $11.8 million, the $12.129 million increase in fair value for the Beacon Power investment, coupled with $8.5 million for additional shares purchased through the cash-less exercise of warrants and the reclassification of $6 million of investments at cost to securities available for sale.

  At June 30, 2001, cash and cash equivalents were $17.654 million versus $1.552 million at September 30, 2000. Net cash used by operating activities for the first nine months of fiscal 2001 amounted to $6.021 million, as compared to $1.672 million in the prior year. Accounts receivable increased due to an increase in sales and the timing of those sales. Accounts receivable totaled $1.932 million as of June 30, 2001 as compared to $.693 million as of September 30, 2000, or a 178.8% increase.

  As of August 10, 2001, the Company amended and restated its Credit Agreement with KeyBank, N.A. The $30 million Credit Agreement, as amended, was reduced to $10 million ("the $10 million Credit Agreement, as amended"). Concurrent with this amendment, the Company made a principal reduction of $5.2 million, bringing the loan balance to $10 million as of the amendment date. The Company made an additional principal reduction of $2.5 million bringing the loan balance to $7.5 million as of August 14, 2001.

  The Company has pledged two million shares of Plug Power common stock as collateral for the KeyBank loan. The Agreement expires July 31, 2003. In the event the market value of Plug Power common stock falls below $10 per share, the facility will be reduced to $7.5 million and additional collateral will be required. In the event the market value of Plug Power common stock falls below $8 per share, the facility will be reduced to $5.0 million. In the event the market value of Plug Power common stock falls below $7 per share, the facility will be reduced to zero.

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS

  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Financial Condition (Continued)

  The Company is obligated to make interest-only payments through July 31, 2003 and any outstanding principal balance on July 31, 2003. Interest is payable monthly at either the Prime Rate or after November 3, 2001, if certain performance standards are achieved, based on both the trading volume and market price of Plug Power common stock, at LIBOR based rates.

  The $10 million Credit Agreement, as amended, requires the Company to meet certain covenants, including maintenance of a debt service reserve account (equal to 3 months of interest payments on outstanding debt), a minimum Plug Power share price and pledge additional collateral and maintain an additional collateral value, if required, based on the Plug Power share price falling below $10 per share. The Company was in compliance with these covenants as of August 10, 2001.

  If the market price of Plug Power common stock falls below $10 per share, the line of credit will be reduced and the Company may need to sell assets, or otherwise raise cash to fund its obligations pursuant to the line of credit.

  On December 27, 2000, the Company entered into two bridge loan agreements with FAC. The first loan was for $945 thousand and was used to pay the purchase price for the FAC Credit Enhancement. The Company had pledged 200,000 shares of Plug Power common stock as collateral. The second loan was for $5 million, $3 million of which was used to make a December 27, 2000 principal loan repayment to KeyBank, N.A. and the remaining $2 million was available for working capital. The Company pledged 1 million shares of Plug Power common stock as collateral. Both loans bear interest at the Prime Rate (6.75% at June 30, 2001) and both interest and principal are due on January 3, 2002. Upon mutual agreement of FAC and the Company, loan balances may be converted to equity prior to maturity. On April 30, 2001, the Company made principal and interest payments to FAC totaling $1,445 thousand and $117 thousand, respectively, which reduced the Company's obligations on the FAC Bridge Loans to zero.

  On April 27, 2001, the Company amended the FAC Credit Enhancement to extend its expiration date from April 27, 2001 to August 27, 2001. The Company paid FAC a fee of $200,000 for this amendment.

  Capital spending during the first nine months of fiscal 2001 was $.864 million, an increase from the comparable period in fiscal 2000 where capital spending totaled $.221 million. Capital spending during fiscal 2001 included furniture, computer network equipment, telephone system, facilities fit-up, computers, software, manufacturing and laboratory equipment. Total additional capital spending during fiscal 2001 is expected to be approximately $.884 million for computers, furniture, computer network equipment, telephone system, facilities fit-up, laboratory and manufacturing equipment.

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS

  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Financial Condition (Continued)

  As of June 30, 2001, the Company recognized a $31.0 million gain on the sale of its holdings. This gain related to the Company's previously announced strategy to raise additional capital through equity offerings and the sale of up to 10% of its assets in order to pay down debt, strengthen its balance sheet and fund its micro fuel cell operations.

  As of June 30, 2001, the Company has sold 1.710 million shares of Plug Power common stock with proceeds totaling $35.7 million and gains totaling $31.0 million. Taxes on gains will be offset by the Company's net operating loss carryforwards, however, alternative minimum taxes will be paid. As of June 30, 2001, the Company estimates its remaining net operating loss carryforwards to be approximately $2.3 million.

  The Company anticipates that it will be able to meet the liquidity needs of its continuing operations for the next year from current cash resources, borrowings under its $10 million line of credit, borrowings under its $5 million bridge loan from FAC, equity financings, and sale of assets. However, there can be no assurance that the Company will not require additional financing within this time frame or that any additional financing will be available to the Company on terms acceptable to the Company, if at all.

  As of June 30, 2001, the Company owns shares of common stock in the following companies:
Plug Power Inc.	11,994,315	shares
SatCon Technology Corporation	1,800,000	"
Beacon Power Corporation	3,866,649	"

  Each of these securities is currently traded on the Nasdaq National Market and are therefore subject to market conditions. In addition, our shares of Plug Power are subject to an underwriter's lockup prohibiting sale until October 25, 2001. When acquired, each of these securities was unregistered. In February 2000, SatCon registered the securities acquired by the Company on a Form S-3. The stock in Plug Power and Beacon Power are considered "restricted securities" as defined in Rule 144 and may be sold in the future without registration under the Securities Act subject to compliance with the provisions of Rule 144. Generally, restricted securities that have been owned for at least one year may be sold immediately after the completion of an IPO subject to the volume limitations of Rule 144. However, because of our ownership position and our appointment of directors to both Plug Power's and Beacon Power's Board of Directors, we are considered an

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS

  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Financial Condition (Continued)

  "affiliate" of those companies and therefore are subject to the volume limitation of Rule 144, even if we have held the securities for two years or more.

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

  As disclosed in Plug Power's most recent Form 10-Q filed for the quarter ended June 30, 2001:

  Plug Power's cash requirements depend on numerous factors, including completion of its product development activities, ability to commercialize its residential fuel cell systems, market acceptance of its systems and other factors. Plug Power expects to devote substantial capital resources to continue development programs directed at commercializing its fuel cell systems for worldwide residential use, to hire and train production staff, develop and expand manufacturing capacity, begin production activities and expand research and development activities. Plug Power will pursue the expansion of its operations through internal growth and strategic acquisitions and expect such activities will be funded from existing cash and cash equivalents, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. In July, 2001 Plug Power completed a public equity financing raising an additional $51.3 million in net proceeds after fees and expenses. Simultaneous with the closing of the public financing Plug Power closed a private equity financing raising an additional $9.6 million in net proceeds. Plug Power believes that its current cash balances combined with the recently completed financing are sufficient to fund operations into 2003.

  As disclosed in SatCon's Form 10-Q filed for the period ended March 31, 2001:

  Since inception, SatCon has financed its operations and met its capital expenditure requirements primarily through the sale of private equity securities, public security offerings, borrowings on a line of credit and capital equipment leases.

  SatCon anticipates that the existing $7.2 million in cash and cash equivalents will be sufficient to fund operations for at least the next twelve months. However, there can be no assurance that SatCon will not require additional financings within this time frame or that any additional financing, if needed, will be available to SatCon on terms acceptable to it, if at all.

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS

  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Market Risk

  Market risk represents the risk of changes in value of a financial instrument, caused by fluctuations in interest rates and equity prices.

  At June 30, 2001, the Company had variable rate debt totaling $15.2 million. Interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows. The earnings and cash flow impact for the next year resulting from a one-percentage point increase in interest rates would be approximately $.152 million, holding other variables (debt level) constant.

  The Company has performed a sensitivity analysis on its holdings of Plug Power, SatCon and Beacon Power common stock and its derivative financial instruments (warrants to purchase SatCon common stock). The sensitivity analysis presents the hypothetical change in fair value of our new energy holdings held by the Company at June 30, 2001, which are sensitive to changes in interest rates. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-percentage point parallel shift in the yield curve. The fair values of the Company's holdings in marketable securities have been based on quoted market prices and its derivative financial instruments based on estimates using valuation techniques.

  The Company's interests in Plug Power and SatCon are accounted for on the equity method, Beacon Power is accounted for at fair value, and the derivative financial instruments are accounted for at estimated values. The fair market and estimated values, at June 30, 2001, of the Company's interests in these companies and the derivative financial instruments and the effects on fair value are as follows, if the market price on these interests decreased by ten percent:
(in millions)	Fair Value	10% Change
Plug Power	$258.238	$25.824
SatCon	18.810	1.881
Beacon Power	26.679	2.668
Derivative Financial Instruments	.679	.068

  New Accounting Pronouncements

  In July 2001, the Financial Accounting Standards Board issued Statement No. 141, ACCOUNTING FOR BUSINESS COMBINATIONS, and Statement No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. These Statements modify accounting for business combinations after June 30, 2001 and will affect the Company's treatment of goodwill and other intangible assets at the start of fiscal year 2002. The Statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written-down to fair value.

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  MANAGEMENT'S DISCUSSION AND ANALYSIS

  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  New Accounting Pronouncements (Continued)

  Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the Statements' criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminate lives will cease. The Company is currently analyzing the impact of these Statements.

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

  June 30, 2001.

  SIGNATURE

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

  Mechanical Technology Incorporated

08/14/01 (Date)	s/William P. Acker Dr. William P. Acker President and Chief Technology Officer

08/14/01 (Date)	s/Cynthia A. Scheuer Cynthia A. Scheuer Vice President and Chief Financial Officer