Form 10-Q/A
period 2001-06-30
MECHANICAL TECHNOLOGY INC
filed 2001-10-30
CIK 64463

=====================================================================

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

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

Class	Outstanding at August 9, 2001
Common stock, $1.00 Par Value	35,484,760 Shares

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

INDEX

Part I - Financial Information	Page No.

Consolidated Balance Sheets (As Restated) - June 30, 2001 and September 30, 2000	3-4

Consolidated Statements of Operations (As Restated) - Three and Nine months ended June 30, 2001 and 2000	5

Consolidated Statements of Shareholders' Equity (As Restated) - Nine months ended June 30, 2001 and 2000	6

Consolidated Statements of Cash Flows (As Restated) - Nine months ended June 30, 2001 and 2000	7

Notes to Consolidated Financial Statements	8-22

Management's Discussion and Analysis of Financial Condition and Results of Operations	23-31

Part II Other Information

Item 6 - Exhibits and Reports on Form 8-K	32

Signatures	33

PART I FINANCIAL INFORMATION

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2001 (Unaudited) and

September 30, 2000 (Derived from audited financial statements)

(Dollars in thousands)
	Restated
	June 30, 2001	Sept. 30, 2000
Assets
Current Assets:
Cash and cash equivalents	$17,654	$ 1,552
Securities available for sale	26,679	-
Accounts receivable	1,932	693
Inventories	1,753	1,193
Notes receivable - current, less allowance of $250 in June 2001 and September 2000	-	94
Deferred income taxes	1,709	979
Prepaid expenses and other current assets	337	331
Total Current Assets	50,064	4,842

Restricted cash equivalents	867	1,142
Derivative asset	679	-
Property, plant and equipment, net	1,228	529
Notes receivable - noncurrent, less allowance of $660 at June 2001 and September 2000	-	97
Holdings, at equity	42,159	64,356
Investments, at cost	-	6,050
Total Assets	$94,997	$77,016

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2001 (Unaudited) and

September 30, 2000 (Derived from audited financial statements)

(Dollars in thousands, except share data)
	Restated
	June 30, 2001	Sept. 30, 2000
Liabilities and Shareholders' Equity

Current Liabilities:
Line of credit - Bank	$15,200	$27,000
Accounts payable	680	283
Accrued liabilities	2,368	1,603
Accrued liabilities - related parties	-	9
Income taxes payable	443	9
Contingent obligation to common stock warrant holders (Note 7)	1,210	-
Net liabilities of discontinued operations	358	231
Total Current Liabilities	20,259	29,135
Long-Term Liabilities:
Deferred income taxes and other credits	13,611	2,852
Total Liabilities	33,870	31,987

Commitments and Contingencies

Shareholders' Equity
Common stock, par value $1 per share, authorized 75,000,000; issued 35,505,010 in 2001 and 35,437,285 in 2000	35,505	35,437
Paid-in-capital	55,047	54,790
Accumulated deficit	(36,674)	(45,169)
	53,878	45,058
Accumulated Other Comprehensive Income:
Unrealized gain on available for sale
securities, net of tax	7,278	-

Common stock in treasury, at cost, 20,250 shares in 2001 and 2000	(29)	(29)
Total Shareholders' Equity	61,127	45,029

Total Liabilities and Shareholders' Equity	$ 94,997	$77,016

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share data)
	Three months ended		Nine months ended
	Restated		Restated
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Revenue	$ 2,260	$ 1,146	$ 5,555	$ 4,242
Cost of sales	1,023	507	2,487	2,057
Gross profit	1,237	639	3,068	2,185

Selling, general and administrative Expenses	1,412	1,181	4,558	3,399
Product development and research costs	897	626	2,560	1,209
Operating loss	(1,072)	(1,168)	(4,050)	(2,423)

Interest expense	(463)	(521)	(1,778)	(1,336)
Loss on derivatives	(27)	-	(807)	-
Gain on sale of holdings	25,458	-	31,009	-
Gain on sale of subsidiary	-	-	-	1,262
Other expense, net	(478)	(466)	(1,150)	(368)
Income (loss) before income taxes, equity in holdings losses and cumulative effect of change in accounting principle	23,418	(2,155)	23,224	(2,865)
Income tax (expense) benefit	(9,492)	982	(9,441)	1,656
Equity in holdings losses, net of tax	(3,832)	(3,868)	(12,866)	(9,666)
Income (loss) before cumulative effect of change in accounting principle	10,094	(5,041)	917	(10,875)
Cumulative effect of accounting change for derivative financial instruments for Company's own stock, net of tax (Note 7)	1,468	-	1,468	-
Cumulative effect of accounting change for derivative financial instruments, net of tax (Note 7)	-	-	6,110	-
Net income (loss)	$11,562	$(5,041)	$ 8,495	$(10,875)
Earnings (Loss) per Share (Basic):
Income (loss) before cumulative effect of changes in accounting principle	$ .28	$ (.14)	$ .03	$ (.31)
Cumulative effect of accounting change for derivative financial instruments	-	-	.17	-
Cumulative effect of accounting change for derivative financial instruments for Company's own stock	.04	-	.04	-
Net earnings (loss) per share	$ .32	$ (.14)	$ .24	$ (.31)
Earnings (Loss) per Share (Diluted):
Income (loss) before cumulative effect of changes in accounting principle	$ .27	$ (.14)	$ .02	$ (.31)
Cumulative effect of accounting change for derivative financial instruments	-	-	.17	-
Cumulative effect of accounting change for derivative financial instruments for Company's own stock	.04	-	.04	-
Net earnings (loss) per share	$ .31	$ (.14)	$ .23	$ (.31)

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

(Dollars in thousands)

	Nine months ended
	Restated
COMMON STOCK	June 30, 2001	June 30, 2000
Balance, October 1	$ 35,437	$ 34,947
Issuance of shares - options exercised	68	392
Balance, June 30	$ 35,505	$ 35,339
PAID-IN-CAPITAL
Balance, October 1	$ 54,790	$ 19,457
Issuance of shares - options exercised	3	13
Plug Power, net of tax	955	27,695
SatCon, net of tax	1,349	472
Warrants issued		3,678
Compensatory stock options issued	(27)	1,197
Reclassification of common stock warrants from equity to liability, net of tax	(2,207)	-
Stock option exercises recognized differently for financial reporting and tax purposes	184	-
Balance, June 30	$ 55,047	$ 52,512
ACCUMULATED DEFICIT
Balance, October 1	$(45,169)	$(26,573)
Net income (loss)	8,495	(10,875)
Balance, June 30	$(36,674)	$(37,448)
ACCUMULATED OTHER COMPREHENSIVE INCOME
Balance, October 1	$ -	$ (5)
Unrealized gain on available for sale securities, net of tax	7,278	5
Balance, June 30	$ 7,278	$ -
FOREIGN CURRENCY TRANSLATION ADJUSTMENT
Balance, October 1	$ -	$ (11)
Adjustments	-	11
Balance, June 30	$ -	$ -
COMMON STOCK IN TREASURY
Balance, October 1	$ (29)	$ (29)
Balance, June 30	$ (29)	$ (29)
SHAREHOLDERS' EQUITY
Balance, June 30	$ 61,127	$ 50,374
OTHER COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$ 8,495	$(10,875)
Other comprehensive income:
Foreign currency translation adjustment	-	11
Unrealized gain on available for sale securities, net of tax	7,278	5
Total other comprehensive income (loss)	$ 15,773	$(10,859)

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)
	Nine months ended
	Restated
	June 30, 2001	June 30, 2000
Operating Activities
Net income (loss) from continuing operations	$ 8,495	$(10,875)
Adjustments to reconcile net income (loss) to net cash used
by continuing operations:
Cumulative effect of accounting change for derivative financial instruments (gross)	(9,986)	-
Cumulative effect of accounting change for derivative financial instruments for Company's own stock (gross)	(2,468)	-
Loss on derivatives	807	-
Depreciation and amortization	1,647	191
Gain on sale of holdings	(31,009)
Gain on sale of subsidiary	-	(1,262)
Loss on equity holdings (gross)	21,329	15,898
Reserve for bad debts	-	636
Loss on sale of fixed assets	1	20
Deferred income taxes and other credits	5,297	(7,888)
Stock option compensation	(27)	545
Changes in operating assets and liabilities:
Accounts receivable	(1,239)	952
Other receivables - related parties	-	16
Inventories	(560)	(102)
Prepaid expenses and other current assets	(129)	(199)
Accounts payable	397	419
Income taxes	434	17
Accrued liabilities - related parties	(9)	-
Accrued liabilities	872	(103)
Net cash used by continuing operations	(6,148)	(1,735)

Discontinued Operations:
Change in net liabilities/assets of discontinued operations	127	63
Net cash provided by discontinued operations	127	63
Net cash used by operating activities	(6,021)	(1,672)

Investing Activities
Purchases of property, plant and equipment	(864)	(221)
Proceeds from sale of holdings	35,717	-
Purchase of stock in Plug Power	-	(20,500)
Purchase of stock in SatCon	-	(7,070)
Purchase of stock in Beacon Power	-	(6,000)
Proceeds from sale of subsidiary, net	-	23
Change in restricted cash account	275	(1,073)
Investment in marketable debt securities	-	(2,000)
Proceeds from sale of marketable debt securities	-	9,881
Investment in note receivable	-	(660)
Principal payments from notes receivable	191	52
Net cash provided (used) by investing activities	35,319	(27,568)

Financing Activities
Proceeds from long-term debt	-	32,500
Net payments under bank line-of-credit	(11,800)	(5,500)
Net payments under related party debt	(107)	-
Financing costs	(1,360)	(233)
Proceeds from stock options exercised	71	405
Net cash (used) provided by financing activities	(13,196)	27,172
Increase (decrease) in cash and cash equivalents	16,102	(2,068)
Cash and cash equivalents - beginning of period	1,552	5,870
Cash and cash equivalents - end of period	$ 17,654	$ 3,802

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Basis of Presentation

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

The financial statements as of June 30, 2001 and for the three and nine months ended June 30, 2001 have been restated. The Company has determined that effective June 30, 2001, the Company should have adopted the Emerging Issues Task Force Issue EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." See Note 7 for additional disclosure.

The financial statements reflect the following changes:

As of June 30, 2001, the Company has recorded the fair value of warrants to purchase its stock of $1.210 million, recorded a $1.468 million gain, net of tax, as a cumulative effect of a change in accounting and reduced equity related to the warrants by $2.207 million, net of tax.

The as restated and as reported consolidated statements of operations data and consolidated balance sheet data follows:

Consolidated Statements of Operations Data:

	Three months ended
	June 30, 2001

	As Restated	As Reported

Income tax (expense) benefit	$ (9,492)	$ (9,511)
Equity in holdings losses, net of tax	(3,832)	(3,826)
Cumulative effect of accounting change for derivative financial instruments for Company's own stock, net of tax	1,468	-
Net income	11,562	10,081
Net income per share - cumulative effect of accounting change for derivative financial instruments for Company's own stock, net of tax, basic	.04	-
Net income per share - cumulative effect of accounting change for derivative financial instruments for Company's own stock, net of tax, diluted	.04	-
Net earnings per share, basic	.32	.28
Net earnings per share, diluted	.31	.27

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Basis of Presentation (Continued)
	Nine months ended
	June 30, 2001

	As Restated	As Reported

Income tax (expense) benefit	$ (9,441)	$ (9,460)
Equity in holdings losses, net of tax	(12,866)	(12,860)
Cumulative effect of accounting change for derivative financial instruments for Company's own stock, net of tax	1,468	-
Net income	8,495	7,014
Net income per share - cumulative effect of accounting change for derivative financial instruments for Company's own stock, net of tax, basic	.04	-
Net income per share - cumulative effect of accounting change for derivative financial instruments for Company's own stock, net of tax, diluted	.04	-
Net earnings per share, basic	.24	.20
Net earnings per share, diluted	.23	.19

Consolidated Balance Sheet Data:
	June 30, 2001

	As Restated	As Reported

Deferred income taxes	$ 1,709	$ 1,225
Total Current Assets	50,064	49,580
Total Assets	94,997	94,513
Contingent obligation to common stock warrant holders (Note 7)	1,210	-
Total Current Liabilities	20,259	19,049
Total Liabilities	33,870	32,660
Paid-in-capital	55,047	57,254
Accumulated deficit	(36,674)	(38,155)
Total Shareholders' Equity	61,127	61,853
Total Liabilities and Shareholders'Equity	94,997	94,513

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

  Changes in Accounting

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

  Effective June 30, 2001, the Company adopted the Emerging Issues Task Force Issue EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, the Company has determined that outstanding warrants as of June 30, 2001 to purchase 300,000 shares of the Company's Common Stock issued to SatCon Technology Corporation should be designated as a liability. Effective June 30, 2001, all warrants designated as a liability must be recorded as a liability and therefore, the Company reclassified the warrants designated as a liability from equity to liabilities, which had a fair value on the issuance date of $3.678 million, using the Black-Scholes option-pricing model.  Additionally, on June 30, 2001, the Company recorded the warrants at the current fair value of $1.210 million, using the Black-Scholes option-pricing model, and recorded a $1.468 million gain, net of tax, in its results of

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Changes in Accounting (Continued)

operations as a cumulative effect of a change in accounting principle.  After June 30, 2001, the outstanding warrants designated as a liability will continue to be recorded at fair value with any changes in the fair value included in the results of operations.

Derivative financial instruments do not have quoted market prices; therefore fair value is based on estimates using valuation techniques.

The Company held the following derivative financial instruments:

	June 30, 2001	Oct.1, 2000
Warrants to purchase the Company's common stock issued to SatCon at a purchase price of $12.56 per share	300,000	300,000
Warrants to purchase SatCon Technology common stock at a purchase price of $8.80 per share	100,000	100,000
Warrants to purchase Beacon Power Corporation common stock at a purchase price of $2.25 per share	-	1,333,333

  Income Taxes

The Company's effective tax rates for the three and nine months ended June 30, 2001 and 2000 were as follows:
	For the three month period ended June 30, 2001 June 30, 2000		For the nine month period ended June 30, 2001 June 30, 2000
Tax rate	40.53%	(42.04%)	40.80%	(42.04%)

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Income Taxes (Continued)

Income tax expense (benefit) consists of the following:

	For the three month period ended June 30, 2001 June 30, 2000		For the nine month period ended June 30, 2001 June 30, 2000
(Dollars in thousands)
Continuing operations before equity in holdings losses and change in accounting principle
Federal	$ 540	$ (6)	$ 540	$ -
State	6	10	16	16
Deferred	8,946	(986)	8,885	(1,672)
	9,492	(982)	9,441	(1,656)
Equity in holdings losses
Federal	-	-	-	-
State	-	-	-	-
Deferred	(2,613)	(2,711)	(8,463)	(6,232)
	(2,613)	(2,711)	(8,463)	(6,232)
Total continuing operations	6,879	(3,693)	978	(7,888)

Changes in accounting principle
Federal	-	-	-	-
State	-	-	-	-
Deferred	1,000	-	4,876	-
Total change in accounting principle	1,000	-	4,876	-
	$ 7,879	$(3,693)	$ 5,854	$(7,888)
Items charged (credited) directly to stockholders' equity:
Increase in additional paid-in capital for equity holdings, and warrants and options issued - Deferred	$ 417	$ 847	$ 1,536	$16,085

Increase in unrealized gain on available for sale securities - Deferred	2,552	-	4,852	-

Expenses for employee stock options recognized differently for financial reporting/tax purposes - Federal	(85)	-	(184)	-

Decrease in additional paid-in- capital for cumulative effect of change in accounting for derivative financial instruments for Company's own stock	(1,471)	-	(1,471)	-

Valuation allowance	-	-	-	(3,750)
	$ 1,413	$ 847	$ 4,733	$12,335

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Earnings per Share

The amounts used in computing earnings per share ("EPS") and the effect on income and the weighted average number of shares of potentially dilutive securities are as follows:

	For the three month period ended		For the nine month period ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
(Dollars in thousands)
Income (loss) before cumulative effect of change in accounting principle	$10,094	$(5,041)	$ 917	$(10,875)
Cumulative effect of accounting change for derivative financial instruments for Company's own stock	1,468	-	1,468	-
Cumulative effect of accounting change for derivative financial instruments	-	-	6,110	-
Net income (loss)	$11,562	$(5,041)	$8,495	$(10,875)
Basic EPS:
Common shares outstanding, beginning of period	35,455,335	35,283,210	35,417,035	34,929,627
Weighted average common shares issued during the period	12,238	5,775	28,981	261,820
Weighted average number of shares used in basic net income (loss) per share	35,467,573	35,288,985	35,446,016	35,191,447
Income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$ 0.28	$ (0.14)	$ 0.03	$ (0.31)
Cumulative effect of accounting change for derivative financial instruments for Company's own stock	0.04	-	0.04	-
Cumulative effect of accounting change for derivative financial instruments	-	-	0.17	-
Net income (loss)	$ 0.32	$ (0.14)	$ 0.24	$ (0.31)
Diluted EPS:
Common shares outstanding, beginning of period	35,455,335	35,283,210	35,417,035	34,929,627
Weighted average common shares issued during the period	12,238	5,775	28,981	261,820
Weighted average number of options	1,516,700	-	1,385,057	-
Weighted average number of warrants	300,000	-	300,000	-
Weighted average number of shares used in fully diluted net income (loss) per share	37,284,273	35,288,985	37,131,073	35,191,447
Income (loss) per share:
Income (loss) before cumulative effect of change in accounting principle	$ 0.27	$ (0.14)	$ 0.02	$ (0.31)
Cumulative effect of accounting change for derivative financial instruments for Company's own stock	0.04	-	0.04	-
Cumulative effect of accounting change for derivative financial instruments	-	-	0.17	-
Net income (loss)	$ 0.31	$ (0.14)	$ 0.23	$ (0.31)

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

  Equity in Holdings Losses, net of tax

  The Company's proportionate share of losses, net of tax, from holdings accounted for under the equity method is as follows:

	Three months ended		Nine months ended
	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Plug Power	$(2,931)	$(3,347)	$(10,638)	$(8,653)
SatCon	(901)	(521)	(2,228)	(1,013)
	$(3,832)	$(3,868)	$(12,866)	$(9,666)

  Cash Flows - Supplemental Information

(Dollars in thousands)	Nine months ended
	June 30, 2001	June 30, 2000
Non-cash Investing and Financing Activities:
Additional holdings and paid-in-capital resulting from other investors' investments in Plug Power	$ 1,592	$27,694
Acquired stock of SatCon Technology Corporation in exchange for net assets of Ling Electronics, Inc. and subsidiaries	-	6,738
Additional holdings and paid-in-capital resulting from warrant issuance to SatCon Technology Corporation	-	3,678
Additional holdings and paid-in-capital resulting from other investors' investments in SatCon Technology Corporation	2,248	475
Additional paid-in-capital resulting from stock option exercises treated differently for financial reporting and tax purposes	184	-
Additional investment from unrealized gain for fair value adjustment in Beacon Power Corporation	12,129	-
Investment in Beacon Power Corporation - conversion of derivative asset to common stock at warrant exercise	8,500	-
Contingent obligation to common stock warrant holders	1,210	-
Capitalization of interest on FAC loans	107	-

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

(Dollars in thousands)
Three months ended June 30, 2001	New Energy	Test and Measurement Instrumentation	Other	Reconciling Items	Consolidated Totals

Revenues	$ -	$2,260	$ -	$ -	$ 2,260
Segment profit (loss)	17,352	350	(6,140)	-	11,562
Equity in holdings losses	(6,445)	-	-	2,613	(3,832)
Total assets	74,851	3,801	15,861	-	94,513
Holdings, at equity	42,159	-	-	-	42,159
Securities available for sale	26,679	-	-	-	26,679
Capital expenditures	326	10	303	-	639
Depreciation and amortization	457	40	140	-	637
Three months ended June 30, 2000	New Energy	Test and Measurement Instrumentation	Other	Reconciling Items	Consolidated Totals

Revenues	$ -	$ 1,146	$ -	$ -	$ 1,146
Segment (loss) profit	(7,041)	(1,229)	3,229	-	(5,041)
Equity in holdings losses	(6,579)	-	-	2,711	(3,868)
Total assets	77,301	2,036	5,960	-	85,297
Holdings, at equity	71,301	-	-	-	71,301
Investments, at cost	6,000	-	-	-	6,000
Capital expenditures	-	14	31	-	45
Depreciation and amortization	-	41	29	-	70

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Segment Information (Continued)
(Dollars in thousands) Nine months ended June 30, 2001	New Energy	Test and Measurement Instrumentation	Other	Reconciling Items	Consolidated Totals

Revenues	$ -	$5,555	$ -	$ -	$ 5,555
Segment profit (loss)	14,713	454	(6,672)	-	8,495
Equity in holdings losses	(21,329)	-	-	8,463	(12,866)
Total assets	74,851	3,801	15,861	-	94,513
Holdings, at equity	42,159	-	-	-	42,159
Securities available for sale	26,679	-	-	-	26,679
Capital expenditures	482	42	340	-	864
Depreciation and amortization	470	128	1,049	-	1,647

Nine months ended June 30, 2000	New Energy	Test and Measurement Instrumentation	Other	Reconciling Items	Consolidated Totals

Revenues	$ -	$ 4,242	$ -	$ -	$ 4,242
Segment (loss) profit	(16,360)	(1,639)	7,124	-	(10,875)
Equity in holdings losses	(15,898)	-	-	6,232	(9,666)
Total assets	77,301	2,036	5,960	-	85,297
Holdings, at equity	71,301	-	-	-	71,301
Investments, at cost	6,000	-	-	-	6,000
Capital expenditures	-	89	132	-	221
Depreciation and amortization	-	87	104	-	191

The following table presents the details of "Other" segment profit (loss):
	Three months ended		Nine months ended
(Dollars in thousands)	June 30, 2001	June 30, 2000	June 30, 2001	June 30, 2000
Corporate and Other (Expenses) Income:
Depreciation and amortization	$ (140)	$ (29)	$(1,049)	$ (104)
Interest expense	(463)	(521)	(1,778)	(1,336)
Interest income	111	98	170	399
Income tax (expense) benefit	(5,412)	3,693	(3,386)	7,888
Other expense, net	(236)	(12)	(629)	(985)
Gain on sale of division	-	-	-	1,262
Total segment (loss) profit	$(6,140)	$3,229	$(6,672)	$ 7,124

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

As of October 1, 2000, the Company recorded a $6.110 million unrealized gain, net of tax, from the adoption of SFAS No.133 "Accounting for Derivative Instruments and Hedging Activities," as of October 1, 2000. On June 30, 2001, the Company began accounting for warrants to purchase the Company's common stock designated as a liability in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," and, therefore, recorded a cumulative unrealized gain, net of tax, of $1.468 million as of June 30, 2001.

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

In the three and nine months ended June 30, 2001, the Company recorded a $3.832 million and $12.866 million loss, net of tax, respectively, from the recognition of the Company's proportionate share of losses in equity holdings compared to $3.868 million and $9.666 million loss, net of tax, respectively, for the comparable periods in fiscal 2000.

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

The tax rates for the three and nine months ended June 30, 2001 are 40.53% and 40.80%, respectively, compared to the rates for the three and nine months ended June 30, 2000 of (42.04%) and (42.04%), respectively. These tax rates are primarily due to losses generated by operations, gains generated through the sale of holdings, use of net operating losses, calculation of alternative minimum tax and changes in deferred tax liabilities associated with the accounting for holdings in and recognition of the Company's proportionate share of losses from Plug Power and SatCon and its investment in derivatives and marketable securities. Further, as a result of ownership changes in 1996, the availability of net operating loss carryforwards to offset future taxable income will be limited pursuant to the Internal Revenue Code.

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

Working capital of $29.805 million at June 30, 2001 reflects a $54.098 million increase from September 30, 2000. This increase reflects $35.7 million of proceeds from the sale of Plug Power common stock, net of debt repayments of $11.8 million, the $12.129 million increase in fair value for the Beacon Power investment, coupled with $8.5 million for additional shares purchased through the cash-less exercise of warrants and the reclassification of $6 million of investments at cost to securities available for sale.

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

Mechanical Technology Incorporated

10/30/01 (Date)	s/William P. Acker Dr. William P. Acker President and Chief Technology Officer

10/30/01 (Date)	s/Cynthia A. Scheuer Cynthia A. Scheuer Vice President and Chief Financial Officer