Form 10-K
period 2001-09-30
MECHANICAL TECHNOLOGY INC
filed 2001-12-07
CIK 64463

=========================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

or

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

Registrant's telephone number, including area code: (518)533-2200

Securities Registered Pursuant to Section 12(b) of the Act

$1.00 Par Value Common Stock

(Title of Class)

Securities Registered Pursuant to Section 12(g) of the Act: NONE

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

Yes X No

The aggregate market value of the registrant's common stock held by nonaffiliates of the registrant on December 3, 2001 (based on the last sale price of $2.65 per share for such stock reported by NASDAQ for that date) was approximately $53,494,291.

As of December 3, 2001, the registrant had 35,484,760 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document Where Incorporated into Form 10-K Report

Proxy Statement for Part III

Annual Meeting of Shareholders

to be held on March 7, 2002

PART I

ITEM 1: BUSINESS

Overview

Mechanical Technology Incorporated, ("Mechanical Technology" or "the Company") is a New York Corporation, incorporated in 1961, and its principal business is the development and commercialization of micro fuel cells and the development and sales of precision instrumentation.

Over the last five years, Mechanical Technology has strengthened its commitment to and involvement in the new energy sector. The Company has sold off non-core businesses and restructured its balance sheet in order to implement its core business strategy, which is to develop new energy technologies and further strengthen its operation.

Over the past fiscal year, the Company made progress in both strategic areas. In new energy, the Company chose to focus on developing one new energy technology with a large and growing potential global market - direct methanol micro fuel cells - and created an operational subsidiary to commercialize this technology. The Company also made operational improvements in its existing precision instrumentation subsidiary, increasing sales and developing new product offerings. The Company plans to continue to move ahead with its strategy to commercialize micro fuel cells and strengthen its market position in precision instrumentation while increasing shareholder value.

The Company also has holdings in three new energy companies.

Operations

Mechanical Technology's operations consist of two majority owned subsidiaries, MTI MicroFuel Cells Inc. ("MTI Micro") and MTI Instruments, Inc. ("MTI Instruments").

After conducting scientific and market sizing research, the Company made a commitment to developing and commercializing Direct Methanol Micro Fuel Cells ("DMFC's"), an alternative form of energy to conventional portable power sources. The market for DMFC technology is believed to include, but it is not limited to, handheld portable electronics and military applications.

The Company formed MTI Micro, a majority owned subsidiary for this commercialization effort. MTI Micro has swiftly assembled a team of top scientists in the fuel cell industry, engineers and business development professionals. Core technology has been licensed from Los Alamos National Laboratory ("LANL"), an internationally recognized center for fuel cell research and has filed fifteen patent applications for its own patent portfolio. MTI Micro also moved its operation into its newly renovated 15,000 square foot facility dedicated to its development and commercialization of DMFC's. MTI Micro also entered into a strategic relationship with E.I. DuPont deNemours, Inc. ("Dupont") which includes a 5.9% minority interest in MTI Micro, a joint development agreement for fuel cell components and a supply agreement.

Mechanical Technology's majority-owned subsidiary, MTI Instruments, formerly the Advanced Products Division of the Company, commenced operations on April 1, 2000. MTI Instruments has three product lines: portable engine balancing systems for the aircraft industry, non-contact measurement probes and electronics, and metrology tools for the semiconductor industry. MTI Instruments' strategy is to continue to enhance and expand its product offerings with the goal of increasing market share and profitability.

Mechanical Technology held interests in the following new energy companies as of September 30, 2001:
Holding	Nasdaq Stock Symbol	Shares Owned	Ownership Percentage
Plug Power Inc. ("Plug Power")	PLUG	11,994,315	23.90%
SatCon Technology Corporation ("SatCon")	SATC	1,300,000	8.05%
Beacon Power Corporation ("Beacon Power")	BCON	4,410,797	10.30%

Plug Power designs and develops on-site electric power generation systems utilizing Proton Exchange Membrane (PEM) fuel cells for stationary applications. SatCon manufactures and sells power and energy management products for digital power markets. Beacon Power designs, manufactures, and markets advanced flywheel technology products that provide reliable electric power required by the information economy.

Products and Services

Mechanical Technology is focusing its entrepreneurial effort in the field of new energy, in particular the development and commercialization of direct methanol micro fuel cell technology. The Company plans to use its experience as a founder of Plug Power and its knowledge of and involvement in other new energy endeavors to help it successfully develop and commercialize DMFC's.

The Company's approach has included and will include assembling the necessary scientific, engineering, financial and business development personnel, forming strategic alliances and working partnerships with industry leaders, structuring research and development processes, and developing the ramp-up to manufacturing and product distribution.

MTI MicroFuel Cells Inc.

MTI MicroFuel Cells Inc. ("MTI Micro") is developing direct methanol micro fuel cells. A fuel cell is an energy-generating device that creates power through a chemical reaction. Unlike a rechargeable battery, it takes no time to recharge. You can refuel it instantly, and you do not need access to a secondary power source. The MTI fuel cell uses methanol as fuel. Methanol (MeOH) has the advantage of high energy density; five to ten times that of an advanced lithium ion Battery.

MTI Micro's fuel cell can be customized to provide portable power for a number of applications depending on the wattage level.

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

The semiconductor group designs and produces manual, semi-automated and fully automated metrology tools designed specifically for the semiconductor industry. Some examples include the Proforma™ Autoscan 200 and the Proforma™ Scan 200 SA. Such tools are based on MTI Instruments' proprietary Push-Pull™ technology.

MTI Instruments' largest customers include industry leaders in the computer, electronic, semiconductor, automotive, aerospace, aircraft and bioengineering fields.

MTI Holdings

As of September 30, 2001, Mechanical Technology holds interests in companies which were acquired solely as a result of either extraordinarily successful development and subsequent public offering of its PEM business, or the SatCon alliance entered into as a vehicle to dispose of its non-core businesses. These companies provided the following products and services:

Plug Power

Plug Power Inc. ("Plug Power") designs and develops on-site electric power generation systems utilizing proton exchange membrane fuel cells for stationary applications. Plug Power was formed in 1997, as a joint venture between Edison Development Corporation ("EDC"), a DTE Energy Company, and the Company.

SatCon manufactures and sells power and energy management products for digital power markets. SatCon has three business units: SatCon Power Systems manufactures and sells power systems for distributed power generation, power quality and factory automation. SatCon Semiconductor Products manufactures and sells power chip components; power switches; RF devices; amplifiers; telecommunications electronics; and hybrid microcircuits for industrial, medical, and aerospace applications. SatCon Applied Technology develops advanced technology in digital power electronics, high-efficiency machines and control systems with the strategy of transitioning those technologies into products.

Beacon Power designs, manufactures, and markets advanced flywheel technology products that provide reliable electric power required by the information economy. Beacon Power Corporation is the only company to have developed a flywheel made from proprietary composite materials that can store and deliver the energy needed for long-duration backup of remote communications sites. Beacon Power Corporation is initially targeting this $4 billion communications segment of the $12 billion power quality and reliability market with products that offer better return on investment with superior performance to environmentally hazardous lead-acid battery back-up power systems, including higher reliability, longer life, reduced maintenance, quicker recharging, remote monitoring and environmental friendliness.

Business Strategy

Mechanical Technology operates in two segments, the New Energy Technologies segment and the Test and Measurement Instrumentation segment.

New Energy Technologies

In January of 2001, the Company announced the launch of a major initiative to develop and commercialize direct methanol fuel cells. This effort, now carried out under our subsidiary MTI Micro, positions us to capitalize on the immense commercial and military opportunities for this innovative source of portable power.

The Company believes that commercial applications of DMFC's include, but are not limited to, handheld and portable electronic devices such as cell phones, PDA's and laptops, and that DMFC's should provide the consumer with longer use time for these devices, as well as instant and easy refueling. In the long term, our market strategy is to enter other end-user markets for portable electronic devices.

In addition, a wide range of possible military applications exists as well, and will be explored in conjunction with our efforts to develop commercial products. MTI Micro believes there is a large potentially growing market for direct methanol micro fuel cells in military applications, including weaponry and communications where there are critical, even life threatening situations requiring long-lasting, lightweight portable power sources. The advanced military battery sector is a technology-driven niche market that requires new solutions for its growing energy needs and encourages development of new technologies for specific products or integrated systems and programs.

Because of the dramatically increasing demand for portable electronic devices and the potential uses and advantages of DMFCs, the Company believes there is significant market opportunities for DMFC's, and it anticipates that these opportunities will continue to exist or may even grow substantially over the next decade or more. The Company also believes that DMFCs could be an enabling technology that may provide the increased and improved power necessary to combine portable electronic products, and therefore, may open significant new market opportunities for these convergence devices.

To best leverage its assets and efficiently use its resources, the Company has chosen to follow an extended enterprise strategy in its commercialization efforts. As part of this approach, the Company has begun to team up with industry leaders and government agencies in order to reduce start-up expenses, share resources and accelerate the development and commercialization processes. The Company intends to continue to follow this approach in the future.

After conducting scientific and market sizing research, the Company has made a commitment to hiring top scientists and engineers in the area of DMFC's and to establishing relationships with strategic partners in order to rapidly commercialize DMFC's. The Company also has patents filed, pending and in process and has entered into an agreement to license DMFC technology from Los Alamos National Laboratories (see the Intellectual Property and Proprietary Rights Section under Item 1). In addition, the Company's team of officers and senior staff will use their expertise in technical, financial, business development, organizational and marketing areas to help the DMFC commercialization effort (see the Executive Officers Section under Item 1). Despite these beliefs and actions, the Company's efforts in DMFC technology remain in the research and development phase and the Company recognizes that significant technical and engineering challenges remain before DMFC's can become commercially viable or available.

In the short time since its formation, MTI Micro has achieved the following:

Agreements

MTI Micro signed an agreement with E.I. DuPont deNemours, Inc. to accelerate the development and commercialization of Direct Methanol Micro Fuel Cells for portable electronics. Terms of the partnership include:

  An agreement for DuPont to develop selected fuel cell components based on DupontTM Nafion® membrane technology. The components will be customized for MTI Micro's fuel cells, which are being developed for portable electronic applications including mobile telephones, personal digital assistants and portable computers.
  A supply agreement for DuPont to provide Mechanical Technology with membranes and related fuel cell components.
  The sale of a 5.9% minority equity interest in MTI Micro to DuPont.

DuPont is a science company, delivering science-based solutions that make a difference in people's lives in food and nutrition; health care; apparel; home and construction; electronics; and transportation. Founded in 1802, DuPont operates in seventy countries and has 93,000 employees.

In November 2001, MTI Micro signed a teaming agreement with Alliant Integrated Defense Company LLC, an operating company of Alliant Techsystems ("ATK"), to explore military applications for direct methanol micro fuel cells in weapon systems including OICW, the U.S. Army's Objective Individual Combat Weapon.

ATK is a major aerospace and defense company with leading positions in propulsion, composite structures, munitions and precision capabilities, headquartered in Edina, Minnesota. ATK has two business segments: aerospace and defense.

Grants

Mechanical Technology has received an award of more than $4.6 million by the Advanced Technology Program (ATP) of the National Institute of Standards and Technology ("NIST"). The award carries out a two-and-a-half year, $9.3 million cost-shared program to research and develop an advanced micro fuel cell system for portable electronics.

NIST is a division of the U.S. Commerce Department's Technology Administration that develops technology to enhance productivity,

facilitate trade and improve quality of life. ATP is a program of NIST that invests in the research and development of the cutting-edge technologies that promise significant social and economic benefit. The grant is highly competitive, and an applicant must demonstrate the innovative aspects of the technology, its national benefits and commercial viability.

MTI MicroFuel Cells Inc. is reaching final agreement with the New York State Energy Research and Development Authority (NYSERDA) for an award of nearly $500,000. This award will fund a year-long $1 million research program targeting specific technical issues related to development of direct methanol micro fuel cells (DMFCs) as replacements for batteries in mobile phones and other handheld portable devices.

The New York State Energy Research and Development Authority (NYSERDA) is a public benefit corporation, which funds research into energy supply and efficiency, as well as energy-related environmental issues, important to the well-being of New Yorkers. Successful NYSERDA award recipients have proven experience in providing qualified research and service delivery in their areas of expertise and can also provide environmental and commercial benefits to New York State as a whole.

Technological achievements

MTI Micro has advanced the design of its micro fuels, components, and systems. These advancements were achieved through internal development, strategic R&D contracts, and joint development with component suppliers. Patents have been applied for on key intellectual property arising from these efforts.

During 2001, MTI Micro more than doubled the power density achieved from its micro fuel cells. Since the power density of the micro fuel cell determines the size of the main component in the powerpack, this achievement is an important step in our goal of size reduction to meet the needs of advanced electronics.

Additional achievements in fuel cell and system components include the development of a model to optimize the design of key microfluidic elements and improved design of the membrane electrode assembly.

In June 2001, MTI Micro demonstrated a micro fuel cell powering a portable digital assistant (PDA). An early prototype hybrid fuel cell system was developed by the end of September 2001, that included a micro fuel cell, removable fuel cartridge, hybridizing battery, and voltage regulation electronics. This prototype successfully powered a combination mobile telephone/ PDA device. Although substantial size reduction is required from this first prototype, it demonstrated the complete packaging and operation of a micro fuel cell system. It also demonstrated another important technological advancement in that it could be operated in any orientation.

Milestones

In November 2001, the Company announced the following milestones:

  To introduce a mass-market product in 2004.
  To have an OEM/Distribution partner by the end of 2002.
  To develop two generation prototypes in 2002, each one raising the bar on key parameters such as size and performance:

- The first of these prototypes is scheduled for development by

May 1st 2002.

- The prototype will be half the size of our November 2001

prototype or smaller.

Test and Measurement Instrumentation

In the segment of Test and Measurement Instrumentation, MTI Instruments' strategy is to continue to enhance and expand its product offerings and market share and increase profitability. MTI Instruments introduced the following product offerings in 2001: The semiconductor product group added a new automated wafer thickness measurement system. This system offers edge handling robotics and full wafer mapping capability. The general instruments group introduced a new generation of CCD-based laser triangulation sensors. This new product offers accuracy, speed and frequency response advantages over existing competitive products. In January 2001, the PBS group's 4100 product line was enhanced by the next generation vibration diagnostics and balancing system - the WinPBS - for on-wing balancing and test cell applications. The test cell version permits exchange of data with other test cell instrumentation using Ethernet.

Holdings

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

The Company believes that commercial applications of DMFC's include, but are not limited to, handheld and portable electronic devices such as cell phones, PDA's and laptops, and that DMFC's should provide the consumer with longer use time for these devices, as well as instant and easy refueling. The longer-term market strategy is to have DMFC's replace batteries as the power supply for portable electronic devices. In addition, a wide range of possible military applications exists as well, and will be explored in conjunction with our efforts to develop commercial products.

In the segment of test and measurement instrumentation, MTI Instruments markets its products and services through a separate experienced marketing, sales and applications engineering staff. The marketing and sales efforts of MTI Instruments are supported by a network of manufacturers' representatives, a regional sales office in the USA, and sales agents and distributors in foreign markets. In some cases, such as OEM accounts, MTI Instruments sells direct.

To supplement these efforts, MTI Instruments also attends numerous trade shows in the areas of its concentration and uses product listings in appropriate media and directories and the internet.

A comparison of sales by class of products, which account for over 10 percent of the Company's consolidated sales, are shown below for the years ended September 30:
Test and Measurement Instrumentation	2001	2000	1999
(Dollars in thousands)
Vibration test equipment (Ling)	$ -	$ 140	$ 4,862
Starsine power conditioning (Ling)	-	-	1,333
Parts (Ling)	-	-	2,106
Engine balancing systems (MTI Instruments)	1,088	1,503	1,570
OEM (MTI Instruments)	3,896	1,421	1,169
Capacitance probes and sensors (MTI Instruments)	-	976	-
Fiber optic probes and sensors (MTI Instruments)	-	563	-
Total	$4,984	$4,603	$11,040

Competition

MTI Micro faces competition from a number of companies. Many of MTI Micro's competitors are larger, with much better access to capital, resources, component supplies, manufacturing capacity and distribution channels. Because of the nature of the product development, MTI Micro cannot determine how far its competitors have advanced in developing DMFC's and whether those competitors are ahead of MTI Micro in their development efforts. Although MTI Micro cannot assume that it is the dominant DMFC company, it believes its management team, product development skills, product quality and reputation are competitive advantages.

MTI Instruments is subject to intense competition from at least several companies, many of which are larger than MTI Instruments and have greater financial resources. While MTI Instruments has a major share of its respective markets, it does not consider any of them to be dominant within its industry. The primary competitive considerations in MTI Instruments' markets are product quality and performance, price and timely delivery. MTI Instruments believes that its product development skills and reputation are competitive advantages.

Research and Development

MTI Micro focuses on the research and development of direct methanol micro fuel cell technology. As of the end of the fiscal year, MTI Micro has filed 15 patent applications and is actively pursuing a path to commercialization of this technology.

MTI Instruments conducts research and develops technology to support its existing products and develop new products. MTI Instruments' technology is generally an advancement of state of the art in its industries. MTI Instruments expects to maintain a competitive position by continuously advancing its technology rather than relying on patent protection.

During fiscal years 2001, 2000 and 1999, the Company expended approximately $3.7, $2.0, and $1.1 million, respectively, on product development and research costs.

Intellectual Property and Proprietary Rights

Mechanical Technology relies on a combination of patent, trade secret, and copyright and trademark laws to protect its intellectual property.

It has entered into confidentiality agreements with all of its employees and consultants with respect to its intellectual property, whether developed internally or licensed from other parties.

MTI Micro has licensed certain core Direct Methanol Fuel Cell ("DMFC") Technology from Los Alamos National Laboratory ("LANL"). Under this agreement, the Company has a nonexclusive right to use technology developed by LANL's research teams. The technology relates to fundamental DMFC construction and architecture of the power generating components of the DMFC.

MTI Micro has developed intellectual property related to DMFC systems and components. The Company has filed more than fifteen United States Patent Applications, and is seeking international patent protection for a number of pieces of intellectual property. These patents cover fuel cell system designs that result in increased performance and efficiency, ease of manufacture, as well as component and subsystem designs related to control of the DMFC system and its operation under a variety of conditions. (A discussion of DMFC is covered more fully in the Business Strategy Section under this Item 1.)

The Company will continue to develop intellectual property related to DMFC systems, and will seek to appropriately protect this intellectual property using patents and other appropriate legal protection.

The Company's majority-owned subsidiary, MTI Instruments, relies primarily on trade secret law to protect its intellectual property.

Segment Information

Segment information is set forth in Note 21 - Geographic and Segment Information - of the Notes to Consolidated Financial Statements referred to in Item 8 below and incorporated herein by reference.

Subsequent Events

On October 4, 2001, the Company repaid $4 million on its $10 million line of credit with KeyBank, N.A. ("Line of Credit"). The outstanding balance on the Line of Credit is $1.0 million.

On November 1, 2001, MTI Micro closed its second round of financing. The Company and DuPont invested $5 million at a $55 million post-money valuation. DuPont maintained its ownership percentage of 5.9%.

In November 2001, MTI Micro signed a teaming agreement with Alliant Integrated Defense Company LLC, an operating company of Alliant Techsystems ("ATK"), to explore military applications for direct methanol micro fuel cells in weapon systems including OICW, the U.S. Army's Objective Individual Combat Weapon.

Significant Business Developments or Historical Business Developments

On June 27, 1997, the Company and Edison Development Corp. ("EDC"), a subsidiary of DTE Energy Co. formed a joint venture, Plug Power, LLC ("Plug Power"), to further develop the Company's Proton Exchange Membrane ("PEM") Fuel Cell technology. In exchange for its contribution of contracts and intellectual property and certain other net assets that had comprised the fuel cell research and development business activity of the Technology segment (the assets of which had a net book value of $357 thousand), the Company received a 50% interest in Plug Power. EDC made an initial cash contribution of $4.75 million in exchange for the remaining 50% interest in Plug Power. The Company's holding in Plug Power is included in the balance sheet caption "Holdings, at equity".

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

Since Plug Power was formed in 1997, the Company, EDC and other investors have contributed substantial amounts of cash and other assets to Plug Power. Contributions to Plug Power by the Company totaled $20.7 million as of September 30, 1999. Immediately prior to the Plug Power IPO, the Company purchased an additional 2,733,333 shares of Plug Power at $7.50 per share for a total purchase price of $20.5 million. As of September 30, 1999, the Company owned 13,704,315 shares of Plug Power or approximately 31.4% of outstanding Plug Power stock.

During 2001, the Company sold 1,710,000 shares of Plug Power which resulted in a gain of $31.009 million. The proceeds of $35.717 million were used to pay down debt and fund operations. As of September 30, 2001, the Company owns 11,994,315 shares of Plug Power or approximately 23.9% of Plug Power's issued and outstanding shares.

As part of its program to restructure the Company, and concentrate its limited financial resources on the development of its PEM fuel cell business, on October 21, 1999, the Company created a strategic alliance with SatCon Technology Corporation ("SatCon"), an innovator of new energy technologies. In exchange for Ling Electronics, Inc. and Ling Electronics, Ltd. ("Ling") and the Company's cash support of approximately $7 million to SatCon the Company received 1,800,000 shares of SatCon's common stock and warrants to purchase an additional 100,000 shares of SatCon's common stock. SatCon also received warrants to purchase 100,000 (300,000 post-split) shares of the Company's common stock.

During September 2001, the Company sold 500,000 shares of SatCon which resulted in proceeds of $2.125 million at a loss of $2.171 million. The proceeds will be used to pay down debt and fund operations.

On May 23, 2000, in connection with its alliance with SatCon, and to support its interest in SatCon, the Company provided cash support of $6 million to Beacon Power and received preferred stock and warrants to purchase common stock, and the right to receive additional warrants for common stock if there was an initial public offering ("IPO"). In August 2000, the Company exercised warrants for 12,000 shares. On November 17, 2000, Beacon Power completed its IPO. Immediately prior to its IPO, Beacon Power converted its preferred stock to common stock and completed a 2-for-1 stock split. In connection with the IPO, Beacon also granted the Company a warrant to purchase 1,333,333 shares of common stock at an exercise price of $2.25 per share. On December 20, 2000, the Company exercised its warrant for 1,333,333 shares on a cash-less basis and received an additional 985,507 shares of Beacon Power common stock.

On September 28, 2001, the Company received 544,148 shares of Beacon Power common stock as a pro rata distribution by SatCon. The Company recognized a gain of $827 thousand on this dividend distribution.

On July 12, 1999, the Company completed the sale of 801,223 shares of common stock to current shareholders through a rights offering. The offering raised approximately $12.8 million before offering costs of approximately $158 thousand for net proceeds of approximately $12.7 million. The Company used some of the proceeds of the offering to purchase Plug Power shares. In addition, proceeds were used for general corporate purposes and other capital expenditures.

On September 30, 1998, the Company completed the sale of 1,196,399 shares of common stock to current shareholders through a rights offering. The offering raised approximately $7.2 million before offering costs of approximately $186 thousand for net proceeds of approximately $7 million. The Company used some of the proceeds of the offering to purchase Plug Power shares. In addition, proceeds were used for core businesses, efforts to increase market share, general corporate purposes and other capital expenditures.

During 2001, the Company formed MTI MicroFuel Cells Inc. (MTI Micro) and acquired substantially all of the outstanding stock of MTI Micro in exchange for contributing the assets of its micro-fuel cell operations. Dupont owns 5.9% of MTI Micro as of September 30, 2001.

Risk Factors

This Annual Report on Form 10-K contains forward-looking statements. You can identify these statements by forward-looking words such as "may,"

"will," "expect," "anticipate," "believe," "estimate," and "continue," or similar words. You should read statements that contain these words carefully because they discuss our future expectations contain projections of our future results of operations or of our financial condition or state other "forward-looking" information. All statements other than historical information should be deemed to be forward-looking statements. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including the risks described below.

We need to secure additional financing for our future capital needs

In August 2001, we restructured our loan agreement with KeyBank, N.A., reducing our credit line to $10 million. The Company may borrow up to $10 million on the line if the closing price of Plug Power shares is at least $10. If Plug Power shares close at less than $10 per share but more than $8 per share, the line is reduced to $7.5 million and the Company must pledge and maintain additional collateral in the form of SatCon shares or cash. If Plug Power shares close at less than $8 per share but more than $7 per share, the line is reduced to $5 million. If Plug Power shares close at less than $7 per share, any outstanding balance on the line of credit must be repaid. As of October 4, 2001, the total amount outstanding on our line of credit was $1.0 million and the Company had approximately $5.8 million in unrestricted cash.

The Company believes that it will be able to meet the liquidity needs of its continuing operations for the next year from one or more of the following sources: additional borrowings, equity financings, the sale of assets, debt financings, current cash resources and cash flow generated by operations. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which would have a material adverse effect on our business, results of operations and financial condition.

Developing new technology is very risky

An important component of our business strategy is to develop DMFC's for portable power applications. DMFC's are a new technology with many technical and engineering challenges still to be resolved. We cannot assure that we will be able to successfully resolve the technical and engineering challenges of DMFC's, or if we are successful, that such solutions will be commercially viable. Resolution of these technical and engineering issues requires substantial resources including financial, managerial and technical resources. We cannot assure that all the necessary resources will be available to the degree, and at the times they are needed. If we are unable to successfully develop DMFC's, our results of operations and financial condition could be materially adversely affected.

DMFC technology may not be commercially viable

The success of the Company's plans to commercialize DMFC's depends on the market's acceptance of DMFC's as a replacement for existing battery technology. Consumers have never carried fuel cells or used fuel cells in portable electronic devices, and we cannot be sure consumers will feel comfortable doing so. In addition, it is highly unlikely that fuel cells will be cheaper than batteries on a per unit basis. We do not know whether consumers will be willing to pay a higher per unit price for a DMFC compared to a battery. Accordingly, the future commercial prospects for DMFC's are not yet clear. Our business and financial results and condition will be materially adversely affected if DMFC's are not accepted by the market or consumers are unwilling to pay a higher price for DMFC's.

Our competitors may develop a cheaper, better product and bring that product to market quicker than we can

There are a number of other companies developing DMFC's. Some of our competitors may have better access to resources and capital than we do. Some of our competitors are much larger and have better access to manufacturing capacity, supply chains and distribution channels than we do. Some of our competitors may resolve technical or engineering issues before we do. Accordingly, one or more of our competitors may bring a product to market before we do. In addition, one or more of our competitors may make a better or cheaper product than we can make. Failure to get to market with the best and cheapest DMFC product before our competitors could have a material adverse effect on our results of operations and financial condition.

Our success in commercializing DMFC's will depend, in part, on attracting and retaining the right strategic partners

Our business model is to outsource and partner with other companies whenever we see a strategic advantage in doing so. Some potentially critical areas for such relationships are in the areas of manufacturing, distribution, component development and critical component supplies. Attracting and retaining the best partners in some or all of these areas is critical to our success.

We may not be able to attract and retain suitable partners. Failure to do so may have a material adverse effect on our results of operations and financial condition.

We may not produce a commercially viable DMFC by the end of calendar 2004

We have predicted that we will introduce our first DMFC product to the market during the last quarter of calendar 2004. There is no assurance we will meet this deadline. There may be technical or engineering challenges we have not anticipated, issues of reliability for our device, an inability for our device to be integrated into existing electronic devices, difficulties in obtaining materials or components, or problems with manufacturing or distribution, and many other problems that we have not, and perhaps could not anticipate. All of these issues could result in a late release of our initial DMFC product.

We may become an inadvertent investment company

Our equity holdings and securities available for sale constitute investment securities under the Investment Company Act. In general, a company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets, subject to certain exclusions and exemptions. Investment companies are subject to registration under, and compliance with, the Investment Company Act unless a particular exemption or safe harbor provision applies. If we were to be deemed an investment company, we would become subject to the requirements of the Investment Company Act. As a consequence, we would be prohibited from engaging in certain businesses or issuing certain securities, certain of our contracts might be voidable, and we might be subject to civil and criminal penalties for noncompliance.

Until this year, we qualified for a safe harbor exemption under the Investment Company Act based upon the level of our ownership of shares of Plug Power and our influence over its management or policies. However, since we sold some of our shares of Plug Power during this year, this safe harbor exemption is no longer available.

On December 3, 2001, we made an application to the Securities and Exchange Commission ("SEC") requesting that they either declare that we are not an investment company because we are primarily engaged in another business or exempt us from the provisions of the Investment Company Act. This application is pending. If our application is not granted, we will have to find another safe harbor or exemption that we can qualify for, which may include a one year safe harbor granted by the Investment Company Act, or become an investment company subject to the regulations of the Investment Company Act.

If we were deemed to be an investment company and could not find another safe harbor or exemption and failed to register as an investment company, the SEC could require us to sell our interests in Plug Power, SatCon and Beacon, until the value of our holdings is reduced below 40% of total assets. This could result in sales of our holdings in quantities of shares at depressed prices and we may never realize anticipated benefits from, or may incur losses on, these sales. Further, we may be unable to sell some holdings due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities when selling assets.

We have incurred losses and anticipate continued losses

As of September 30, 2001, we had an accumulated deficit of $41.3 million. Our net income for the year ended September 30, 2001 was $3.8 million, which included a loss of $(17.1) million generated by our proportionate share of losses, after taxes, in our portfolio companies, a net gain of $28.8 million from sales of holdings and income of $7.6 million, net of tax, for changes in accounting principles. We expect to continue incurring net losses from operations until we and our portfolio companies can produce sufficient revenues to cover costs. In order to achieve profitability, we and our portfolio companies must successfully achieve all or some combination of the following:

  develop new products for existing markets;
  sell these products to existing and new customers;
  increase gross margins through higher volumes and manufacturing efficiencies;
  control operating expenses; and
  develop and manage distribution capability.

There is no assurance we will ever achieve profitability. Failure to do so will have a material adverse effect on our results of operations and financial condition.

Our stock price may fluctuate as the value of our portfolio companies fluctuates

The primary assets of the Company are equity securities of publicly traded companies. As of September 30, 2001, the Company owned shares of common stock in Plug Power, SatCon and Beacon Power, each of which is a publicly traded company. The market price and valuations of the securities the Company holds in these companies may fluctuate due to market conditions and other conditions over which the Company has no control. Fluctuations in the market price and valuations of the securities held by the Company may result in fluctuations in the market price of the Company's common stock.

We are partially dependent on the success of our portfolio companies, some of which are in developmental stages

Our success is partially dependent on the success of our portfolio companies. Each of these companies is still researching and developing technologies. Plug Power, a developer of residential fuel cells, has stated that it does not expect to have a high volume commercial product available until at least 2002. There is no assurance Plug Power will successfully develop a commercial product, or if it does, that it will do so in the time frames predicted. Although SatCon currently produces and sells some products, it continues to research and develop other products for commercial business applications. There is no assurance that such products will be accepted by the market or will be produced at a cost that is commercially feasible. Finally, Beacon, a developer of flywheel energy storage devices, is still in the development stage. There is no assurance it will develop a commercially viable flywheel at the costs or in the timeframes it currently predicts.

Alternatives to new energy technologies could render our business obsolete

New energy technology markets are characterized by rapid technological change, frequent new product introductions and enhancements, uncertain product life cycles, changes in customer requirements and evolving industry standards. The introduction of new products embodying new technologies and the emergence of shifting customer demands or changing industry standards could render the DMFC and the products of our portfolio companies obsolete and unmarketable which would have a material adverse effect on our business, operating results and financial condition. Our future success will depend upon our and our portfolio companies' ability to continue to develop and introduce a variety of new products and product enhancements to address the increasingly sophisticated needs of customers. This will require that we and our portfolio companies continue to make substantial product development investments. We and our portfolio companies may experience delays in releasing new products and product enhancements in the future. Such delays may cause customers to forego purchases of products and/or purchase those of our competitors. Technological advances in new energy products and improvements in existing technologies and power supplies may render our technologies and the technologies of our portfolio companies obsolete.

We may not be able to protect our patents and intellectual property

Patent and trade secret rights are of material importance to us. No assurance can be given as to the issuance of patents or, if so issued, as to their scope. Patents granted may not provide meaningful protection from competitors. Even if a competitor's products were to infringe patents owned by us, or our portfolio companies, it would be costly to pursue an enforcement action and would divert funds and resources which otherwise could be used in operations. Furthermore, there can be no assurance that an enforcement action would be successful.

In addition to our patent rights, we also rely on treatment of our technology as trade secrets and upon confidentiality agreements. These agreements may be breached, and we may not have adequate remedies for any breach.

We may infringe on the patent and intellectual property rights of others

In recent years, hundreds of fuel cell patents have been issued worldwide. Many of these patents are broadly written and encompass basic and fundamental theories of how fuel cells should or could work. As we continue to develop our DMFC technology, our DMFC design may infringe the patent or intellectual property rights of others. Any such infringement could be costly, either in fees or royalties to the patent or intellectual property right owner, or in additional development costs to find a non-infringing design or in damages, legal or other fees to resolve any disputes related to potential infringement. In addition, an infringement could be very costly in terms of delays in product development and production.

Our share price could be subject to extreme price fluctuations, and shareholders could have difficulty trading shares

The markets for high technology companies in particular have been volatile, and the market price of our common stock, which is traded on the Nasdaq National Market under the symbol MKTY, has been and may continue to be subject to significant fluctuations. Fluctuations could be in response to operating results, announcements of technological innovations or new products by us, our portfolio companies, or by our competitors, patent or proprietary rights developments, and market conditions for high technology stocks in general. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These market fluctuations, as well as general economic conditions, may adversely affect the market price of our common stock.

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

We are dependent on continued government funding for new energy research and development

A large percentage of our revenues for the next several years are likely to come from government contracts. The loss of such contracts and the inability to obtain additional contracts could adversely affect our financial condition. We believe that government funding for areas of research and development activities of our portfolio companies will continue without reduction, however, we cannot assure that this funding will not be reduced in the future.

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

We face intense competition

A variety of companies compete in developing DMFC's, test and measurement instrumentation. We expect competition to intensify greatly as the need for alternatives to battery technology and precision instrumentation becomes more apparent and continues to increase. Some of our competitors are well established and have substantially greater managerial, technical, financial, marketing and product development resources. Additional companies, both large and small, are entering the markets in which we compete. There can also be no assurance that current and future competitors will not be more successful in the markets in which we compete than we have been, or will be in the future. There can be no assurance that we will be successful in such a competitive environment.

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

Our business is under the significant control of our directors, officers, and their affiliates

As of September 30, 2001, our officers, directors, and their affiliates, beneficially own approximately 43% of our outstanding common stock; and First Albany Companies Inc. holds approximately 33.1% of the outstanding common stock. This concentration of ownership may have the effect of delaying or preventing a change in control of the Company.

Operations Sold or Discontinued

Ling Electronics, Inc. and Ling Electronics, Ltd. ("Ling") were sold on October 21, 1999 to SatCon in exchange for 770,000 shares of SatCon common stock (which stock had a market value of approximately $6.7 million on the transaction date). Ling, of Anaheim, California, designs, manufactures, and markets electro-dynamic vibration test systems, high-

intensity-sound transducers, power conversion equipment and power amplifiers used to perform reliability testing and stress screening during product development and quality control. This mode of testing is used by industry and the military to reveal design and manufacturing flaws in a broad range of precision products, from satellite parts to computer components. Ling products for power and frequency conversion and "clean power" applications include systems capable of output up to 432 kVA.

The sale of the Company's Technology Division, the sole component of the Technology segment, to NYFM, Incorporated (a wholly-owned subsidiary of Foster-Miller, Inc., a Waltham, Massachusetts-based technology company) was completed on March 31, 1998. Accordingly, the Company no longer includes Technology among its reportable business segments. The Technology Division is reported as a discontinued operation as of December 26, 1997, and the consolidated financial statements have been restated to report separately the net assets and operating results of the business. The Company's prior year financial statements have been restated to conform to this treatment. See Note 19 of the Notes to

Consolidated Financial Statements referred to in Item 8 below.

On September 30, 1997, the Company sold all of the assets of its L.A.B. Division to Noonan Machine Company of Franklin Park, IL. The Company received $2.6 million in cash and two notes, totaling $650 thousand, from Noonan Machine Company. The purchaser requested that the principal amount of the $250 thousand note be reduced to reflect the resale value of certain assets of L.A.B. The Company enforced its rights with respect to the note and was granted a summary judgment for collection of this note during 2001. Noonan appealed this summary judgment and the Company and Noonan agreed to a settlement which includes the principal balance of the note receivable and accrued interest. The net proceeds from the sale were used to pay down all outstanding debt on September 30, 1997 and build working capital. The sale of L.A.B. resulted in a $2.0 million gain, which was recorded in the fourth quarter of fiscal year 1997.

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

Backlog

The backlog of orders believed to be firm as of September 30, is approximately $1.3 million and $1.9 million for 2001 and 2000, respectively. The backlog relates to contracts awarded by commercial customers or government agencies.

Employees

The total number of employees of Mechanical Technology and its subsidiaries was 76 as of September 30, 2001, as compared to 59 as of September 30, 2000. This increase is primarily due to the addition of staff to MTI Micro.

Fiscal 2001 employees reflect the Company's two subsidiaries, MTI Micro and MTI Instruments. Executives and staff were chosen for their acumen, ability and experience in areas critical to the execution of the Company's core business strategy. The backgrounds of the Company's officers are more fully detailed under the Executive Officers Section of Item 1.

Significant Customers

Significant customer information is set forth in Note 21 of the Notes to Consolidated Financial Statements referred to in Item 8 below and incorporated herein by reference.

Executive Officers

The executive officers of the registrant (all of whom serve at the pleasure of the Board of Directors), their ages, and the position or office held by each, are as follows:
Position or Office	Name	Age

Chief Executive Officer and Director	George C. McNamee	55

President and Chief Technology Officer	William P. Acker	40

Vice President and Chief Marketing Officer	Judith A. Barnes	53

Vice President of Business Development	James T. Bunch	30

Vice President of Corporate Development	Catherine S. Hill	39

Vice President and Chief Financial Officer	Cynthia A. Scheuer	40

Mr. McNamee has been a Director and Chairman of the Company's Board since 1996, and Chief Executive Officer since April 1998. Mr. McNamee is and has been the Chairman of the Board of First Albany Companies, Inc. ("FAC") since 1985 (see "Securities Ownership of Certain Beneficial Owners" in Item 10 below). Mr. McNamee also serves as Chairman of the Board of Plug Power Inc., a position he has held since Plug Power was formed in 1997. He is a member of the Board of Directors of MapInfo Corporation and The Meta Group, Inc. He is on the Board of Directors of the New York Stock Exchange, and the New York Conservation Education Fund.

Dr. Acker was appointed President of the Company in June 2000. From 1997 to June 2000, Dr. Acker was Vice President of Technology and Product Development at Plug Power Inc., a manufacturer of residential fuel cells founded as a joint venture of the Company and DTE Energy. Before his tenure at Plug Power, Dr. Acker joined Texaco in 1990 and served in numerous management positions, including Global Manager for Engineering and Product Testing from 1996 to 1997, where he was responsible for the development of energy products and was involved in the formation of Texaco's strategic business direction.

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

Mr. Bunch, who joined the Company as Vice President of Business Development in June 2000, has worked in the energy sector as an equity research analyst. He evaluated international integrated and Russian oil companies with Goldman, Sachs in New York from 1993 to 1995 and in London from 1997 to 1998. From 1996 to 1997, he worked in Moscow with Renaissance Capital, a Russian investment bank, where he was involved in the sale of part of one of Russia's largest integrated oil and gas companies to a leading international petroleum company. Mr. Bunch also worked with the Boston Consulting Group in London during the summer of 1999, while completing his MBA from Harvard University, which he received in May 2000.

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

Ms. Scheuer was appointed Vice President and Chief Financial Officer of the Company in November 1997. Prior to joining the Company, she was a Senior Business Assurance Manager at PricewaterhouseCoopers LLP, where she was employed from 1983 to 1997. From 1989 to 1997, she was a Senior Business Assurance Manager responsible for the planning and delivery of audit and financial consulting services to a diverse group of clients in manufacturing, high technology, retailing and government.

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

Mr. Dohring, a Director since 1997, became President of MTI Instruments, Inc., a majority-owned subsidiary of the Company on April 1, 2000. Mr. Dohring retired December 31, 1998 from Silicon Valley Group, Inc. ("SVG") where he had been Vice President since July 1992 and President of its SVG Lithography Systems, Inc. ("SVGL") unit since October 1994. From June 1992 to October 1994, he served as President of SVG's Track Systems Division. He joined SVG from Rochester Instrument Systems, Inc., where he served as President from April 1989 to June 1992. He also held management positions with General Signal, CVC Products, Bendix, Bell & Howell and Veeco Instruments. He is a member of the Board of Directors of Tegal Corporation, and has served as a director of Semiconductor Equipment & Materials International (SEMI) and International Disc Equipment Manufacturers Association (IDEMA). He currently serves on the

State University of New York Maritime College Board of Directors and is a trustee of the College.

Dr. Gottesfeld has been Vice President and Chief Technology Officer of MTI MicroFuel Cells, Inc., a majority-owned subsidiary of the Company, since December 2000. Prior to this appointment, Dr. Gottesfeld led the Fuel Cell Research Program at The Los Alamos National Laboratory ("LANL") for more than 15 years and had earlier affiliations with Brookhaven and Bell Laboratories. Dr. Gottesfeld's work has been in electrochemistry, electrocatalysis and electrochemical power sources, a field in which he holds patents and has published extensively. He has served as an officer and chairman of the Physical Electrochemistry Division of the Electrochemical Society, and is a Fellow of the Society. He is also a Laboratory Fellow at LANL. Dr. Gottesfeld received his Ph.D. from the Technion, Israel Institute of Technology.

Mr. Law has been Vice President of Product Development and Commercialization of MTI MicroFuel Cells, Inc. since April 2001. Mr. Law has worked in the energy sector for 12 years, the past three at Plug Power Inc., where he developed fuel cell technology and business relationships to support commercialization efforts. Prior to Plug Power, Law held management positions at GE Power Systems, where his responsibilities included overseeing a worldwide program modifying and upgrading existing power plants.

ITEM 2: PROPERTIES

The Company leases property in New York and, prior to the sale of Ling in October 1999, leased space in California. In management's opinion, the facilities are generally well-maintained.

The Company leases approximately 15,100 square feet for its corporate headquarters and MTI Micro offices and laboratory space in Albany, New York. The lease expires June 30, 2006. The Company's majority-owned subsidiary, MTI Instruments, leases a facility of approximately 20,700 square feet of office and manufacturing space in Albany, New York. The lease expires November 30, 2009.

ITEM 3: LEGAL PROCEEDINGS

At any point in time, the Company and its subsidiaries may be involved in various lawsuits or other legal proceedings; these could arise from the sale of products or services or from other matters relating to its regular business activities, compliance with various governmental regulations and requirements, or other transactions or circumstances. The Company does not believe there are any such proceedings presently pending, which could have a material adverse effect on the Company's financial condition except for the matters described in Note 17 of the Notes to Consolidated Financial Statements referred to in Item 8 below incorporated herein by reference.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the registrant's security holders during the fourth quarter of fiscal 2001.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

Price Range of Common Stock

Mechanical Technology stock is traded on the Nasdaq National Market under the symbol MKTY. Set forth below are the highest and lowest prices at which shares of the Company's common stock have been traded during each of the Company's last two fiscal years.

	High Low
Fiscal Year 2001
First Quarter	$11.375	$2.000
Second Quarter	8.500	3.281
Third Quarter	11.650	3.750
Fourth Quarter	7.580	2.700

Fiscal Year 2000
First Quarter	$11.667	$4.917
Second Quarter	33.667	6.333
Third Quarter	24.333	7.625
Fourth Quarter	16.500	8.625

Number of Equity Security Holders

As of December 3, 2001, the Company had approximately 459 holders of its $1.00 par value common stock. In addition, there are approximately 14,002 beneficial owners holding stock in "street" name.

Dividends

The payment of dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Company. The Company has never paid and does not anticipate paying dividends in the foreseeable future.

ITEM 6: SELECTED FINANCIAL DATA

The following table sets forth summary financial information regarding Mechanical Technology for the years ended September 30, as indicated:
Statement of Earnings Data (In thousands, except per share data)
	2001	2000	1999	1998	Restated[4] 1997
Net sales	$ 7,298	$ 5,558	$ 12,895	$ 21,035	$ 24,109
Net gain on sale of holdings	28,838	-	-	-	-
Gain on sale of subsidiary	-	1,262	-	-	2,012
Income (loss) from continuing operations before income taxes, equity in holdings' losses and minority interests	20,736	(4,917)	(1,329)	(1,800)	3,031
Income tax (expense) benefit	(7,524)	1,927	(37)	(25)	(143)
Equity in holdings' losses, net of tax benefit	(17,072)	(15,849)	(9,363)	(3,806)	(330)
Minority interests in losses of consolidated subsidiary	123	-	-	-	-
(Loss) income from continuing operations	(3,737)	(18,839)	(10,729)	(2,031)	2,558
Income (loss) from discontinued operations, net of taxes	-	243	41	(2,285)[2]	(545)
Extraordinary item - Gain on extinguishment of debt, net of taxes	-	-	-	-	2,507
Cumulative effect of accounting change for derivative financial instruments for Company's own stock, net of tax	1,468	-	-	-	-
Cumulative effect of accounting change for derivative financial instruments, net of tax	6,110	-	-	-	-
Net income (loss)	3,841	$(18,596)	$(10,688)	$ (4,316)	$ 4,520
Basic and Diluted Earnings (Loss) Per Share[1,3]
(Loss) income from continuing operations	$ (0.10)	$ (0.54)	$ (0.31)	$ (0.07)	$ 0.09
Income (loss) from discontinued operations	-	0.01	-	(0.08)	(0.02)
Extraordinary item	-	-	-	-	0.09
Cumulative effect of accounting change for derivative financial instruments for Company's own stock, net of tax	0.04	-	-	-	-
Cumulative effect of accounting change for derivative financial instruments, net of tax	0.17	-	-	-	-
Earnings (loss)	$ 0.11	$ (0.53)	$ (0.31)	$ (0.15)	$ 0.16
Weighted average shares outstanding and equivalents[1]	35,455,782	35,236,278	33,991,590	28,730,016	27,447,528
Balance Sheet Data:
Working capital	$ 13,833	$ (23,151)	$ 18,662	$ 5,779	$ 7,696
Holdings, at equity	47,197	64,356	8,710	1,221	27
Total assets	71,257	77,016	31,780	21,128	14,003
Total long-term obligations	8,453	2,852	597	607	594
Total shareholders' equity	54,047	45,029	27,786	11,124	8,213

1Earnings per share information has been retroactively adjusted to reflect both the April 3, 2000 3-for-1 and the April 30, 1999 3-for-2 stock splits.

2Includes a net charge of $1,769 related to the discontinuance of the Company's Technology Division and a $516 loss from operations prior to discontinuance.

3Earnings per share for 1997 have been restated to comply with SFAS No. 128, "Earnings per Share."

4Statement of earnings data for 1997 has been restated to reflect the Technology and Defense/Aerospace segments as discontinued operations. (See Note 19 of the Notes to Consolidated Financial Statements.)

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Results of Operations: 2001 in Comparison with 2000

The following four paragraphs summarize significant organizational changes, which impact the comparison of September 30, 2001 and 2000 results of operations:

The Company has two operating subsidiaries, MTI Micro and MTI Instruments. MTI Micro is developing DMFC's for portable electronics. MTI Instruments develops, manufacturers and sells precision measurement and balancing equipment. The Company also has holdings in the following three new energy companies: Plug Power, SatCon and Beacon Power.

During 2001, the Company formed a subsidiary, MTI Micro, and acquired substantially all of its outstanding stock in exchange for MTI's contribution of its ongoing micro fuel cell operations.

As part of its program to restructure the Company, and concentrate its limited financial resources on the development of its PEM fuel cell business, on October 21, 1999, the Company created a strategic alliance with SatCon Technology Corporation ("SatCon"), an innovator of new energy technologies. In exchange for Ling Electronics, Inc. and Ling Electronics, Ltd. ("Ling") and the Company's cash support of approximately $7 million to SatCon the Company received 1,800,000 shares of SatCon's common stock and warrants to purchase an additional 100,000 shares of SatCon's common stock. SatCon also received warrants to purchase 100,000 (300,000 post-split) shares of the Company's common stock.

On May 23, 2000, in connection with its strategic alliance with SatCon, and to support its interest in SatCon, the Company provided cash support of $6 million to Beacon Power and received preferred stock, warrants to purchase common stock, and the right to receive additional warrants to purchase common stock. In August 2000, the Company exercised its warrants. Immediately prior to its IPO, Beacon Power converted its preferred stock to common stock and completed a 2-for-1 stock split. On November 17, 2000, Beacon Power completed the IPO of its common stock, and the Company was granted warrants to purchase 1,333,333 shares of common stock at an exercise price of $2.25 per share. The Company exercised these warrants on a cash-less basis, on December 20, 2000 and received 985,507 shares of Beacon Power common stock. As of September 30, 2001, MTI owns 4,410,797 shares of Beacon Power and no warrants.

The following is management's discussion and analysis of certain significant factors, which have affected the Company's results of operations for the year ended September 30, 2001 compared to the year ended September 30, 2000.

Sales for fiscal 2001 totaled $7.3 million compared to $5.6 million for the prior year, an increase of $1.7 million or 31.3%. This increase is primarily due to an increase in OEM sales which more than offset a decrease in engine balancing shipments.

Due to difficult market conditions in the semiconductor industry, sales for fiscal 2002 are not expected to grow at the same rate as fiscal 2001.

Results of Operations: 2001 in Comparison with 2000 (Continued)

Gross profit increased to 56.8% of sales in fiscal 2001 from 53.5% of sales in fiscal 2000. Gross profits increased in 2001 due to increased sales in the higher margin OEM product line.

Selling, general and administrative expenses for fiscal 2001 were 84.4% of sales, as compared to 87.5% in 2000. Selling, general and administrative expenses increased $1.3 million from 2000 to 2001. This increase is a direct result of the increase in sales and the cost of developing MTI Micro's business. Selling, general and administrative expense includes compensation, benefits and related costs in support of general corporate and sales functions, including general management, finance and accounting, human resources, marketing, information technology and legal services.

Product development and research costs during fiscal 2001 were 50.5% of sales, compared to 36.6% for 2000. Development costs increased $1.7 million from 2000 to 2001, as a direct result of building the MTI Micro organization to implement the research and development of DMFC's. This increase was reduced by lower spending on the wafer measurement system program at MTI Instruments. Research and development expense includes; materials to support research and development and build development and prototype units, compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs, such as computer and network services and other general overhead costs.

The operating loss of $5.7 million for the year ended September 30, 2001 represents a $1.8 million or 45% increase from the $3.9 million operating loss reported during the same period last year. The increase is the result of increased research and development efforts coupled with increased management focus on implementing the new energy business strategy.

As of October 1, 2000, the Company recorded a $6.1 million unrealized gain, net of tax, from the adoption of SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities." On June 30, 2001, the Company began accounting for warrants to purchase the Company's common stock designated as a liability in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," and, therefore, recorded a cumulative unrealized gain, net of tax, of $1.5 million.

The Company also recorded a net loss of $1.3 million on derivative accounting and a gain of $.9 million on derivative accounting for Company's own stock during 2001. Changes in derivative fair values are recorded on a quarterly basis.

Fiscal 2001 results include a $28.8 million net gain on the sale of holdings and the prior year results included a $1.3 million gain from the sale of Ling.

On September 28, 2001, the Company received 544,148 shares of Beacon Power common stock as a pro rata distribution by SatCon. The Company recognized a gain of $827 thousand on this dividend distribution.

Results during fiscal 2001 were reduced by higher interest expense of Results of Operations: 2001 in Comparison with 2000 (Continued)

$2.0 million compared to $1.9 million in 2000. This increase results primarily from higher average debt and lower interest rates compared to 2000.

The Company recorded a $17.1 million loss, net of tax, from the recognition of the Company's proportionate share of losses in equity holdings in 2001 compared to a $15.8 million loss, net of tax, in 2000.

Equity in holdings' losses results from the Company's minority ownership in certain companies which are accounted for under the equity method of accounting. Under the equity method of accounting, the Company's proportionate share of each company's operating losses and amortization of the Company's net excess holdings over its equity in each holding's net assets is included in equity in holdings' losses. Equity in holdings' losses for the year ended September 30, 2001 includes the results from the Company's minority ownership in Plug Power and SatCon. The Company expects these companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

Equity in holdings' losses includes a loss, before taxes, from Plug Power of $22.1 million in 2001 compared to $23.1 million in 2000. This $1 million decrease in losses is primarily the result of the Company's reduced ownership position as a result of stock sales. Equity in holdings' losses in 2001 also includes our proportionate share of losses from SatCon of $1.9 million in 2001 compared to $.9 million in 2000 and embedded difference (the difference between the carrying value of the Company's holdings and its interest in the underlying equity) amortization of $2.8 million in 2001 compared to $2.1 million in 2000. SatCon is accounted for on a one-quarter lag and includes results of SatCon through June 30, 2001. The Company acquired its holdings in SatCon during fiscal 2000.

The tax rate for fiscal 2001 is 36.28% compared to 39.2% in 2000. The fiscal 2001 tax rate is impacted by gains generated through the sale of holdings, use of net operating losses, calculation of alternative minimum tax, losses generated by operations and changes in deferred tax liabilities associated with the accounting for holdings in and recognition of the Company's proportionate share of losses from Plug Power and SatCon. Further, as a result of ownership changes in 1996, the availability of net operating loss carryforwards to offset future taxable income will be significantly limited pursuant to the Internal Revenue Code.

Results of Operations: 2000 in Comparison with 1999

The following three paragraphs summarize significant organizational changes, which impact the comparison of September 30, 2000 and 1999 results of operations:

The Company has developed new energy technologies and held majority and sometimes minority positions in companies involved in new energy technologies. As of September 30, 2000, the Company had holdings in the following three new energy companies: Plug Power, SatCon and Beacon.

Results of Operations: 2000 in Comparison with 1999 (Continued)

As part of its program to restructure the Company, and concentrate its limited financial resources on the development of its PEM fuel cell business, on October 21, 1999, the Company created a strategic alliance with SatCon Technology Corporation ("SatCon"), an innovator of new energy technologies. In exchange for Ling Electronics, Inc. and Ling Electronics, Ltd. ("Ling") and the Company's cash support of approximately $7 million to SatCon the Company received 1,800,000 shares of SatCon's common stock and warrants to purchase an additional 100,000 shares of SatCon's common stock. SatCon also received warrants to purchase 100,000 (300,000 post-split) shares of the Company's common stock.

On May 23, 2000, in connection with its strategic alliance with SatCon, and to support its interest in SatCon, the Company provided cash support of $6 million to Beacon Power and received preferred stock, warrants to purchase common stock, and the right to receive additional warrants to purchase common stock. In August 2000, the Company exercised its warrants. At September 30, 2000, the Company owned 1,428,571 shares of Beacon Power Class F Preferred Stock and 12,000 shares of common stock. Immediately prior to its IPO, Beacon Power converted its preferred stock to common stock and completed a 2-for-1 stock split. On November 17, 2000, Beacon Power completed the IPO of its common stock, and the Company was granted warrants to purchase 1,333,333 shares of common stock at an exercise price of $2.25 per share. The Company exercised these warrants, on a cash-less basis, on December 20, 2000 and received 985,507 shares of Beacon Power common stock. After the exercise of the warrants, the Company owned 3,866,949 shares, approximately 10%, of Beacon Power common stock.

The following is management's discussion and analysis of certain significant factors, which have affected the Company's results of operations for the year ended September 30, 2000 compared to the year ended September 30, 1999.

Sales for fiscal 2000 totaled $5.6 million compared to $12.9 million for the prior year, a decrease of $7.3 million or 56.9%. This decrease is primarily due to the October 21, 1999 sale of Ling, which had sales of $8.4 million in 1999 and $.14 million in 2000 prior to the sale. Annual sales for MTI Instruments, now a separate subsidiary but formerly the Advanced Products Division, were $5.4 million for fiscal 2000, an increase of $.9 million over fiscal 1999 sales due primarily to marketing efforts for a new wafer thickness gauge product line and increased sales of capacitance products in the Pacific Rim and Japan.

Gross profit increased to 53.5% of sales in fiscal 2000 from 36% of sales in fiscal 1999. Gross profits increased in 2000 due to the sale of Ling which had lower gross profits.

Selling, general and administrative expenses for fiscal 2000 were 87.5% of sales, as compared to 38.4% in 1999. Higher levels of selling, general and administrative expenses as a percentage of sales for fiscal 2000, resulted from the 56.9% decrease in sales coupled with the costs of building a management team to implement the new energy business strategy. Selling, general and administrative expenses decreased $.9 million from 1999 to 2000.

Results of Operations: 2000 in Comparison with 1999 (Continued)

Product development and research costs during fiscal 2000 were 36.6% of sales, compared to 8.6% for 1999. Development costs increased $.9 million from 1999 to 2000, reflecting MTI Instruments' commitment to developing both its new wafer thickness gauge product line and its OEM products.

The operating loss of $3.9 million for the year ended September 30, 2000 represents a $2.5 million or 178.9% increase from the $1.4 million operating loss reported during the same period last year. The increase is the result of increased research and development efforts coupled with increased management focus on implementing the new energy business strategy.

Results during fiscal 2000 were reduced by higher interest expense of $1.9 million compared to $.1 million in 1999. This increase results primarily from increased debt used to fund purchases of Plug Power, Beacon Power and SatCon stock and working capital requirements.

The Company recorded a $15.8 million loss, net of tax, from the recognition of the Company's proportionate share of losses in equity investees compared to a $9.4 million loss, net of tax, in 1999.

Equity in holdings' losses result from the Company's minority ownership in certain companies that are accounted for under the equity method of accounting. Under the equity method of accounting, the Company's proportionate share of each company's operating losses and amortization of the Company's net excess holdings over its equity in each holding's net assets is included in equity in holdings' losses. Equity in holdings'

losses for the year ended September 30, 2000 includes the results from the Company's minority ownership in Plug Power and SatCon. Equity in holdings' losses for the year ended September 30, 1999 included the results from the Company's minority ownership in Plug Power. The Company expects these companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

Equity in holdings' losses includes a loss, before taxes, from Plug Power of $23.1 million in 2000 compared to $9.4 million in 1999. This $13.8 million increase in losses is primarily the result of Plug Power expanding business operations including costs to develop and prototype residential fuel cell units. Equity in holdings' losses in 2000 also includes our proportionate share of losses from SatCon of $.9 million and embedded difference (the difference between the carrying value of the Company's holdings and its interest in the underlying equity) amortization of $2.1 million. Our SatCon holdings are accounted for on a one-quarter lag and include the results of SatCon through June 30, 2000. The Company acquired its holdings in SatCon during fiscal 2000.

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

Liquidity and Capital Resources

At September 30, 2001, the Company's order backlog was $1.3 million, compared to $1.9 million for the prior year.

Inventory and accounts receivable turnover ratios and their changes for the years ended September 30 are as follows:

	2001	2000	Change
Inventory	1.9	2.1	(0.2)
Accounts receivable	7.0	7.5	(0.5)

The change in the inventory turnover ratio is the result of increased inventory levels to support new product offerings. The change in the accounts receivable turnover ratio is the result of the timing of sales.

Inventories in fiscal 2001 of $1.7 million reflect inventory levels for MTI Instruments required to support expected first quarter sales and new product offerings. Additionally, accounts receivable decreased by $.1 million in fiscal 2001 primarily due to reduced sales in September 2001 compared to 2000.

Cash flow used by operating activities excluding discontinued operations was $7.1 million in 2001 compared with $3.9 million in 2000 and $2.3 million in 1999. Cash flow from operating activities reflects operating losses in 2001, 2000 and 1999.

Working capital was $13.8 million at September 30, 2001, a $37 million increase from $(23.2) million at September 30, 2000. This increase is primarily the result of $37.8 million of proceeds from sales of Plug Power and SatCon common stock.

To achieve our micro fuel cell development milestones and move forward with commercialization plans, the Company plans a gross spending level of approximately $15 million (including capital expenditures) for fiscal 2002, to be provided by equity investments, government revenues and some asset sales.

Capital expenditures were $1.3, $.3, and $2.7 million for 2001, 2000 and 1999, respectively. Capital expenditures in 2001 included furniture, computer network equipment, telephone system, facilities fit-up, computers, software, manufacturing and laboratory equipment. Capital expenditures in 2002 are expected to approximate $2 million, consisting of expenditures for facility fit-up and computer and manufacturing equipment. The Company expects to finance these expenditures with cash from operations and other financing sources.

Cash and cash equivalents were $9.8 million at September 30, 2001 compared to $1.6 million at September 30, 2000.

As of September 30, 2001, the Company had a $10 million Credit Agreement with KeyBank, N.A. dated as of August 10, 2001 ("the $10 million Credit Agreement"). As of September 30, 2001, the Company had $5 million outstanding under this line of credit. On October 4, 2001, in order to reduce negative interest arbitrage, the Company made an additional principal reduction of $4 million bringing the line of credit balance to $1 million as of that date.

Liquidity and Capital Resources (Continued)

The $10 million Credit Agreement expires July 31, 2003. The Company has pledged two million shares of Plug Power common stock as collateral for the $10 million Credit Agreement. In the event the market value of Plug Power common stock falls below $10 per share, the facility will be reduced to $7.5 million and additional collateral will be required. In the event the market value of Plug Power common stock falls below $8 per share, the facility will be reduced to $5 million. In the event the market value of Plug Power common stock falls below $7 per share, the facility will be reduced to zero.

As of September 30, 2001, the market value of Plug Power common stock was $9.62 which means the cash available on the line of credit was $7.5 million of which $5 million was outstanding, leaving $2.5 million available under the facility.

The Company is required to make interest only payments on the credit facility through July 31, 2003 and to pay any outstanding principal balance on July 31, 2003. Interest is payable monthly at either the Prime Rate, or after November 3, 2001, if certain performance standards are achieved, based on both the trading volume and market price of Plug Power common stock, at LIBOR based rates.

The $10 million Credit Agreement requires the Company to meet certain covenants, including maintenance of a debt service reserve account (equal to 3 months of interest payments on outstanding debt), minimum Plug Power share price and pledge additional collateral and maintain an additional collateral value, if required, based on the Plug Power share price falling below $10 per share. Additional collateral consisting of 500,000 shares of SatCon common stock was pledged in August 2001, when the market value of Plug Power common stock fell below $10 per share. Although the price of Plug Power stock has fluctuated since that date, the Company has not requested that the additional collateral be released. The Company was in compliance with these covenants as of September 30, 2001.

If the market price of Plug Power common stock falls below $10 per share, the line of credit will be reduced and the Company may need to sell assets, or otherwise raise cash to fund its obligations pursuant to the line of credit.

In 2001, the Company recognized a $28.8 million net gain on the sale of its holdings. This gain related to the Company's previously announced strategy to raise additional capital through equity offerings and the sale of up to 10% of its assets in order to pay down debt, strengthen its balance sheet and fund its micro fuel cell operations.

As of September 30, 2001, the Company has sold 1.710 million shares of Plug Power common stock with proceeds totaling $35.7 million and gains totaling $31.0 million and .500 million shares of SatCon common stock with proceeds totaling $2.1 million and losses totaling $2.2 million. Taxes on gains will be offset by the Company's net operating loss carryforwards, however, alternative minimum taxes will be paid. As of September 30, 2001, the Company estimates its remaining net operating loss carryforwards to be approximately $6.4 million.

Liquidity and Capital Resources (Continued)

The future sale of holdings in Plug Power, SatCon and Beacon Power will generate taxable income or loss which is different from book income or loss due to the taxes bases in these assets being significantly different from their book bases and the small available net federal operating loss carryforwards available to offset income. Book and tax bases as of September 30, 2001 are as follows:

Holdings	Shares Held	Average Book Basis	Average Tax Basis
Plug Power	11,994,315	$3.00	$0.96
SatCon	1,300,000	8.59	7.06
Beacon Power	4,410,797	3.49	2.06

The increase in net liabilities of discontinued operations of $.1 million from $.2 million in 2000 to $.3 million in 2001, reflects the collection of receivables and settlement of liabilities. The sale of the Technology Division was completed as of March 31, 1998.

During August 2001, the Company announced that it, and its partners, had received an award of more than $4.6 million by the Advanced Technology Program (ATP) of the National Institute of Standards and Technology (NIST). The award is to carry out a two-and-a-half-year, $9.3 million cost-shared program to research and develop a micro fuel cell for use in portable electronics.

The Company anticipates that it will be able to meet the liquidity needs of its continuing operations, including the repayment of its outstanding balance under the $10 million Credit Agreement, for the next year from current cash resources, cash flow generated by operations, equity financings and sale of assets, if deemed appropriate. However, there can be no assurance that the Company will not require additional financing within this time frame or that any additional financing will be available to the Company on terms acceptable to the Company, if at all.

As of September 30, 2001, the Company has holdings in Plug Power, SatCon and Beacon Power securities. Each of these securities is currently traded on the Nasdaq National Market and is therefore subject to stock market conditions. In addition, our shares of Plug Power are subject to an underwriter lockup prohibiting sale until October 25, 2001. When acquired, each of these securities was unregistered. In February 2000, SatCon registered the securities acquired by the Company on a Form S-3. The stock in Plug Power and Beacon Power are considered "restricted securities" as defined in Rule 144 and may be sold in the future without registration under the Securities Act subject to compliance with the provisions of Rule 144. Generally, restricted securities that have been owned for a period of at least one year may be sold immediately after an IPO, subject to the volume limitations of Rule 144. However, because of our ownership position and our appointment of directors to both Plug Power's and Beacon Power's Board of Directors, we are considered an "affiliate" of those companies and therefore are subject to the volume limitation of Rule 144, even if we have held the securities for two years or more.

The Rule 144 limitations, as currently in effect, limit our sales of either Plug Power or Beacon Power stock within any three-month period to a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock of the company, or the average

Liquidity and Capital Resources (Continued)

weekly trading volume of the common stock during the four calendar weeks preceding the date on which notice of such sale is filed, subject to certain restrictions.

As disclosed in Plug Power's most recent Form 10-Q filed for the period ended September 30, 2000:

Plug Power's cash requirements depend on numerous factors, including product development activities, ability to commercialize its fuel cell systems, market acceptance of its systems and other factors. Plug Power expects to devote substantial capital resources to continue its development programs directed at commercializing fuel cell systems worldwide, to hire and train production staff, develop and expand manufacturing capacity, and continue research and development activities. Plug Power will pursue the expansion of its operations through internal growth and strategic acquisitions and expects such activities will be funded from existing cash and cash equivalents, issuance of additional equity or debt securities, or additional borrowings subject to market and other conditions. In July 2001, Plug Power completed a public equity financing raising $51.6 million in net proceeds after fees and expenses. Simultaneous with the closing of the public financing, Plug Power closed a private equity financing raising an additional $9.6 million in net proceeds. Plug Power believes that its current cash balances, including the recently completed financings are sufficient to fund operations through 2003.

Plug Power financed its operations through September 30, 2001, primarily from the sale of equity, which has provided cash in the amount of $291.5 million. As of September 30, 2001, Plug Power had unrestricted cash, cash equivalents and marketable securities totaling $104.1 million and working capital was approximately $103.5 million. As a result of Plug Power's purchase of real estate from Mechanical Technology Inc., it has escrowed $5.6 million in cash to collateralize the debt assumed on the purchase.

As disclosed in SatCon's most recent Form 10-Q filed for the period ended June 30, 2001:

Since inception, SatCon has financed its operations and met its capital expenditure requirements primarily through the sale of private equity securities, public security offerings, borrowings on a line of credit and capital equipment leases.

SatCon anticipates that the existing $16.2 million in cash and cash equivalents will be sufficient to fund operations for at least the next twelve months. However, there can be no assurance that SatCon will not require additional financings within this time frame or that any additional financing, if needed, will be available to SatCon on terms acceptable to it, if at all.

Market Risk

Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates and equity prices.

The Company has variable rate debt and interest rate changes generally do not affect the fair market value of the debt but do impact future

Market Risk (Continued)

earnings and cash flows. The earnings and cash flow impact for the next year resulting from a one-percentage point increase in interest rates, holding other variables (debt level) constant would be as follows:

Balance as of	Debt Outstanding	One-Percentage Point Increase
September 30, 2001	$ 5 million	$.050 million
September 30, 2000	$27 million	$.270 million

The Company has performed a sensitivity analysis on its holdings of Plug Power, SatCon and Beacon Power common stock and its derivative financial instruments (warrants to purchase SatCon common stock). The sensitivity analysis presents the hypothetical change in fair value of the Company's holdings as of the balance sheet date, which are sensitive to changes in interest rates. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-percentage point parallel shift in the yield curve. The fair values of the Company's holdings in marketable securities have been based on quoted market prices and its derivative financial instruments based on estimates using valuation techniques.

The Company's holdings in Plug Power and SatCon are accounted for on the equity method, holdings in Beacon Power are accounted for at fair value, and derivative financial instruments are accounted for at estimated values. The fair market and estimated values of the Company's holdings in these companies and derivatives and the calculated impact of a market price decrease of ten percent, is as follows:
Balance at	Holdings/ Derivatives	Estimated Fair Market Value	Ten Percent Market Decrease
September 30, 2001	Plug Power	$115.385 million	$11.539 million
"	SatCon	$ 6.318 million	$ .632 million
"	Beacon Power	$ 6.704 million	$ .670 million
"	Derivatives	$ .220 million	$ .022 million

September 30, 2000	Plug Power	$510.486 million	$51.049 million
"	SatCon	$ 64.350 million	$ 6.435 million
"	Beacon Power (a)	$ 23.200 million	$ 2.320 million

(a) The fair market value of the Company's interest in 3,866,649 shares of Beacon Power common stock after the December 20, 2000 cash-less warrant exercise is based on the November 17, 2000 $6 per share IPO price.

Market risk has increased and equity prices have declined in fiscal 2001 due to the slowing of the U.S. economy and the terrorist attacks on September 11, 2001.

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Accounting for Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." These Statements modify accounting for business combinations after June 30, 2001 and will affect the Company's treatment of goodwill and other intangible assets at the start of fiscal year 2003. The Statements require that goodwill

New Accounting Pronouncements (Continued)

existing at the date of adoption be reviewed for possible impairment and that impairment tests be performed periodically, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the Statements' criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminate lives will cease.

The Company is currently reviewing these Statements to determine their effect on the Company's financial statements.

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe this Statement will have a material impact on its financial statements.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB No. 30. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and will be adopted October 1, 2003. This Statement specifies how impairment will be measured and how impaired assets will be classified in the financial statements. The Company does not believe this Statement will have a material impact on its financial statements.

ITEM 8: FINANCIAL STATEMENTS

The financial statements filed herewith are set forth on the Index to Consolidated Financial Statements on Page F-1 of the separate financial section which follows page 45 of this report and are incorporated herein by reference.

Selected Quarterly Financial Data

(unaudited and in 000's except per share amounts)
	1st	2nd	3rd	4th
2001
Net sales	$1,638	$1,657	$2,260	$1,743
Gross profit	923	908	1,237	1,080
Net (loss) income before cumulative effects of changes in accounting principles	(6,419)	(2,758)	10,094	(4,654)
Net (loss) income	(309)	(2,758)	11,562	(4,654)
Earnings per share:
Basic
Net (loss) income before cumulative effects of changes in accounting principles	(.18)	(.08)	.28	(.13)
Net (loss) income	(.01)	(.08)	.32	(.13)
Diluted
Net (loss) income before cumulative effects of changes in accounting principles	(.18)	(.08)	.27	(.13)
Net (loss) income	(.01)	(.08)	.31	(.13)

2000
Net sales	$1,360	$1,736	$1,146	$1,316
Gross profit	553	993	639	786
Net loss	(1,773)	(4,061)	(5,041)	(7,721)
Net loss per share - basic and diluted (A)	(.05)	(.12)	(.14)	(.22)
  Earnings per share in the first quarter of 2000 have been adjusted to reflect the 3-for-1 stock split as of April 3, 2000. In addition, the rights offering on July 12, 1999 offered to all existing shareholders the right to purchase stock at exercise prices that were less than the fair value of the stock at the time of issuance. As a result, basic and diluted Earnings per Share have been adjusted retroactively for the bonus element for all periods presented.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Executive Officers" in Item 1 of this Form 10-K Report, and the information which will be set forth in the section entitled "Election of Directors", and under the captions "Security Ownership of Certain Beneficial Owners" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the section entitled "Additional Information", in the definitive Proxy Statement to be filed by the registrant, pursuant to Regulation 14A, for its Annual Meeting of Shareholders to be held on March 7, 2002 (the "2002 Proxy Statement"), is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

The information which will be set forth under the captions "Executive Compensation", "Compensation Committee Report", "Compensation Committee Interlocks and Insider Participation", "Employment Agreements", and "Directors Compensation", in the section entitled "Additional Information" in the registrant's 2002 Proxy Statement, is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT

The information which will be set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the section entitled "Additional Information" in the Registrant's 2002 Proxy Statement, is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information which will be set forth under the caption "Certain Information Regarding Nominees" in the section entitled "Election of Directors", and under the captions "Directors Compensation", "Security Ownership of Certain Beneficial Owners", and "Certain Relationships and Related Transactions", in the section entitled "Additional Information", in the registrant's 2002 Proxy Statement is incorporated herein by reference.

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON

FORM 8-K

  (1) The financial statements filed herewith are set forth on the Index to Consolidated Financial Statements on page F-1 of the separate financial section which accompanies this Report, which is incorporated herein by reference.

The following exhibits are filed as part of this Report:

Exhibit Number	Description

3.1	Certificate of Incorporation of the registrant, as amended and restated and amended. (5)(11)(14)

3.2	By-Laws of the registrant, as restated. (5)

4.104	Credit Agreement, dated as of November 1, 1999, between the registrant and KeyBank National Association for a $22.5 million term loan to finance a capital contribution to Plug Power, LLC. (8)

4.105

Stock Pledge Agreement, dated as of November 1,1999, by the registrant with KeyBank National Association pledging 13,704,315 shares of Plug Power stock in support of the $22.5 million credit agreement. (8)

4.106	Amended and Restated Credit Agreement, dated as of March 29, 2000, between the registrant and KeyBank National Association for a $50 million revolving note. (12)

4.107	Revolving Note, dated as of March 29, 2000, between the registrant and KeyBank National Association for the $50 million credit agreement. (12)

4.108

Amended and Restated Stock Pledge Agreement, dated as of March 29, 2000, by The registrant and KeyBank National Association pledging 2,000,000 shares of Plug Power stock in support of the $50 million credit agreement. (12)

4.109	Amendment dated as of October 1, 2000 to the Amended and Restated Credit Agreement originally dated as of March 29, 2000 between the registrant and KeyBank National Association. (13)

Exhibit Number	Description

4.110	Waiver and Amendment dated as of December 27, 2000 to the Amended and Restated Credit Agreement originally dated as of March 29, 2000 between the registrant and KeyBank National Association. (13)

4.111

Amendment dated December 27, 2000 to the Stock Pledge Agreement, dated as of March 29, 2000, by the registrant with KeyBank National Association pledging 8,000,000 shares of Plug Power Stock in support of Amended $30 million Credit Agreement. (13)

4.112	Put and Call Agreement dated as of December 27, 2000, between the registrant, First Albany Companies Inc. and KeyBank. (13)

4.113	Bridge Promissory Note in the amount of $5 million, dated as of December 27, 2000 between the registrant and First Albany Companies Inc. (13)

4.114	Put Promissory Note in the amount of $945,000, dated as of December 27, 2000, between the registrant and First Albany Companies Inc. (13)

4.115

Stock Pledge Agreement, dated as of December 27, 2000, by registrant with First Albany Companies Inc. pledging 1,000,000 shares of Plug Power Stock in support of the $5 million Bridge Promissory Note. (13)

4.116	Stock Pledge Agreement, dated as of December 27, 2000, by registrant with First Albany Companies Inc. pledging 200,000 shares of Plug Power Stock in support of the $945,000 Put Promissory Note. (13)

4.117	Account Control Agreement, dated as of December 22, 2000, by registrant, KeyBank, and McDonald Investments Inc. (13)

10.1	Mechanical Technology Incorporated Restricted Stock Incentive Plan. Filed as Exhibit 28.1 to the registrant's Form S-8 Registration Statement No. 33-26326 and incorporated herein by reference. (1)

10.14

Mechanical Technology Incorporated Stock Incentive Plan - included as Appendix A to the registrant's Proxy Statement, filed pursuant to Regulation 14A, for its December 20, 1996 Special Meeting of Shareholders and incorporated herein by reference. (2)

10.18	Limited Liability Company Agreement of Plug Power, LLC, dated June 27, 1997, between Edison Development Corporation and Mechanical Technology, Incorporated. (3)(4)

10.19	Contribution Agreement, dated June 27, 1997, between Mechanical Technology, Incorporated and Plug Power, LLC. (3)(4)

Exhibit Number	Description

10.20	Asset Purchase Agreement, dated as of September 22, 1997, between Mechanical Technology, Incorporated and Noonan Machine Company. (3)

10.21	Asset Purchase Agreement between Mechanical Technology and NYFM, Incorporated, dated as of March 31, 1998. (6)

10.24	Contribution Agreement between Edison Development Corporation and Mechanical Technology, dated as of June 10, 1998. (6)

10.30	Mechanical Technology Incorporated 1999 Employee Stock Incentive Plan. (7)

10.32	Stock Purchase Agreement, dated October 1,1999, between the registrant, Ling Electronics, Inc., Ling Electronics, Ltd. and SatCon Technology Corporation. (9)

10.33	Securities Purchase Agreement, dated October 21, 1999, between the registrant and SatCon Technology Corporation. (9)

10.34	Mechanical Technology Incorporated Registration Rights Agreement, dated October 21, 1999, between the registrant and SatCon Technology Corporation. (9)

10.35	SatCon Technology Corporation Registration Rights Agreement, dated October 21, 1999, between SatCon Technology Corporation and the registrant. (9)

10.36	Mechanical Technology Incorporated Stock Purchase Warrant dated October 21, 1999. (9)

10.37	SatCon Technology Corporation Stock Purchase Warrant dated October 21, 1999. (9)
10.38	Lease dated August 10, 1999 between Carl E. Touhey and Mechanical Technology, Inc. (9)

10.39	Registration Rights Agreement, dated November 1, 1999 by and among Plug Power Inc. and the registrant. (9)

10.40	Plug Power Inc. Lock-Up Agreement, dated November 1, 1999. (9)

10.41	Mechanical Technology Incorporated Stock Purchase Warrant dated January 31, 2000. (10)

10.42	SatCon Technology Corporation Stock Purchase Warrant dated January 31, 2000. (10)

10.43	Lease dated April 2, 2001 between Kingfischer L.L.C. and Mechanical Technology Inc.

21	Subsidiaries of the registrant.

23	Consents of experts and counsel.
Exhibit Number	Description

99	Other

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
  Filed as an Exhibit to the Proxy Statement, Schedule 14A, dated February 22, 2000.
  Filed as an Exhibit (bearing the same exhibit number) to the registrant's Form
  10-Q Report for its fiscal quarter ended March 31, 2000.
  Filed as an Exhibit (bearing the same exhibit number) to the registrant's Form 10-K Report for the fiscal year ended September 30, 2000.
  Filed as an Exhibit to the Proxy Statement, Schedule 14A, dated March 19, 2001.

(a) (2) Schedule. The following consolidated financial statement schedule for each of the three years in the period ended September 30, 2001 is included pursuant to Item 14(d):

Report of Independent Accountants on Financial Statements Schedule;

Schedule II--Valuation and Qualifying Accounts.

(b) No reports on Form 8-K were filed during the quarter ended September 30, 2001.

  Separate financial statements for Plug Power Inc. and SatCon Technology Corporation; less than fifty percent owned entities, will be filed as Exhibit 99 to this Form 10-K or as an amendment to this Form

10-K as soon as they become available. Plug Power's fiscal year ends December 31, 2001 and their financial statements should be available by March 31, 2002, the SEC filing deadline for their Report on Form 10-K. SatCon's fiscal year ends September 30, 2001 and their financial statements should be available by December 31, 2001, the SEC filing deadline for their Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MECHANICAL TECHNOLOGY INCORPORATED

Date: December 7, 2001 By: /s/ William P. Acker
Dr. William P. Acker

President and Chief Technology Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE

/s/ William P. Acker Dr. William P. Acker	President and Chief Technology Officer	December 7, 2001

/s/ Cynthia A. Scheuer Cynthia A. Scheuer	Chief Financial Officer (Principal Financial and Accounting Officer)	"

/s/George C. McNamee George C. McNamee	Chief Executive Officer and Chairman of the Board of Directors	"

/s/ Dale W. Church Dale W. Church	Director	"

/s/ Edward A. Dohring Edward A. Dohring	Director	"

/s/ David B. Eisenhaure David B. Eisenhaure	Director	"

/s/ Alan P. Goldberg Alan P. Goldberg	Director	"

/s/ E. Dennis O'Connor E. Dennis O'Connor	Director	"

/s/ Walter L. Robb Dr. Walter L. Robb	Director	"

/s/ Beno Sternlicht Dr. Beno Sternlicht	Director	"

REPORT OF INDEPENDENT ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders

of Mechanical Technology Incorporated

Our audits of the consolidated financial statements referred to in our report dated November 9, 2001, appearing on page F-2 of this Form 10-K of Mechanical Technology Incorporated, also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

As discussed in Note 2 to the financial statements, in 2001 the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities and Emerging Issues Task Force Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's own Stock.

/s/PricewaterhouseCoopers LLP

Albany, New York

November 9, 2001

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(DOLLARS IN THOUSANDS)

Description	Balance at beginning of period	Additions Charged to Charged costs and to other expenses accounts		Deductions	Balance at end of period

Allowance for doubtful accounts (accounts and notes receivable)
Year ended September 30:
2001	$ 910	$ -	$ -	$ 250	$ 660
2000	113	660	250	113	910
1999	99	76	-	62	113

Includes accounts written off as uncollectible, recoveries and the effect of currency exchange rates.

Valuation allowance for deferred tax assets
Year ended September 30:
2001	$ 1,144	$ -	$ -	$ -	$ 1,144
2000	3,750	-	1,144	3,750	1,144
1999	4,089	5,092	-	5,431	3,750

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page

Report of Independent Accountants. . . . . . . . . . . F-2

Consolidated Financial Statements:

Balance Sheets as of September 30, 2001 and 2000... F-3 - F-4

Statements of Operations for the Years Ended

September 30, 2001, 2000 and 1999. . . . . . . . F-5

Statements of Shareholders' Equity and Comprehensive

Income (Loss) for the Years Ended

September 30, 2001, 2000 and 1999 . . . . . . . . F-6

Statements of Cash Flows for the Years Ended

September 30, 2001, 2000 and 1999. . . . . . . . F-7 - F-8

Notes to Consolidated Financial Statements . . . . . F-9 - F-41

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders

of Mechanical Technology Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Mechanical Technology Incorporated and Subsidiaries at September 30, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the financial statements, in 2001 the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities and Emerging Issues Task Force Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's own Stock.

/s/PricewaterhouseCoopers LLP

Albany, New York

November 9, 2001

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

September 30, 2001 and 2000

	(Dollars in thousands) 2001 2000
Assets
Current Assets:
Cash and cash equivalents	$ 9,807	$ 1,552
Restricted cash equivalents (Note 11)	78	1,142
Securities available for sale	6,704	-
Accounts receivable, less allowances of $0 in 2001 and 2000	586	693
Inventories	1,674	1,193
Notes receivable - current, less allowance of $0 in 2001 and $250 in 2000	250	94
Deferred income taxes	2,052	979
Prepaid expenses and other current assets	1,108	331
Total Current Assets	22,259	5,984

Derivative asset	220	-
Property, plant and equipment, net	1,581	529
Notes receivable - noncurrent, less allowance of $660 in 2001 and 2000	-	97
Holdings, at equity (Note 7)	47,197	64,356
Holdings, at cost	-	6,050
Total Assets	$71,257	$77,016

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

September 30, 2001 and 2000
	(Dollars in thousands) 2001 2000
Liabilities and Shareholders' Equity

Current Liabilities:
Line of credit (Note 11)	$ 5,000	$27,000
Accounts payable	807	283
Accrued liabilities	1,945	1,603
Accrued liabilities - related parties	3	9
Income taxes payable	25	9
Contingent obligation to common stock warrant holders (Note 2)	288	-
Net liabilities of discontinued operations	358	231
Total Current Liabilities	8,426	29,135
Long-Term Liabilities:
Deferred income taxes and other credits	8,453	2,852
Total Liabilities	16,879	31,987

Commitments and Contingencies
Minority interests	331	-

Shareholders' Equity
Common stock, par value $1 per share, authorized 75,000,000; 35,505,010 issued in 2001 and 35,437,285 in 2000	35,505	35,437
Paid-in-capital	65,103	54,790
Accumulated deficit	(41,328)	(45,169)
	59,280	45,058
Accumulated Other Comprehensive Loss:
Unrealized loss on available for sale securities, net of tax	(5,204)	-

Common stock in treasury, at cost, 20,250 shares in 2001 and 2000	(29)	(29)
Total Shareholders' Equity	54,047	45,029
Total Liabilities and Shareholders' Equity	$71,257	$77,016

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended September 30, 2001, 2000 and 1999

(Dollars in thousands, except per share)
	2001	2000	1999
Net sales	$ 7,298	$ 5,558	$ 12,895
Cost of sales	3,150	2,587	8,249
Gross profit	4,148	2,971	4,646
Selling, general and administrative expenses	6,159	4,864	4,949
Product development and research costs	3,684	2,034	1,105
Operating loss	(5,695)	(3,927)	(1,408)
Interest expense	(1,970)	(1,943)	(106)
Loss on derivatives	(1,266)	-	-
Gain on derivatives, Company stock	922	-	-
Gain on sale of holdings, net	28,838	-	-
Gain on sale of subsidiary	-	1,262	-
Other (expense) income, net	(93)	(309)	185
Income (loss) from continuing operations before income taxes, equity in holdings' losses and minority interests	20,736	(4,917)	(1,329)
Income tax (expense) benefit	(7,524)	1,927	(37)
Equity in holdings' losses (net of tax benefit of $9,722 in 2001, $10,219 in 2000 and $0 in 1999)	(17,072)	(15,849)	(9,363)
Minority interest in losses of consolidated subsidiary	123	-	-
Loss from continuing operations	(3,737)	(18,839)	(10,729)
Income from discontinued operations (net of taxes of $157 in 2000 and $0 in 1999)	-	243	41
Loss before cumulative effects of changes in accounting Principles	(3,737)	(18,596)	(10,688)
Cumulative effect of accounting change for derivative financial instruments for Company's own stock, net of tax (Note 2)	1,468	-	-
Cumulative effect of accounting change for derivative financial instruments, net of tax (Note 2)	6,110	-	-
Net income (loss)	$ 3,841	$(18,596)	$(10,688)

Earnings (Loss) per Share (Basic and Diluted):
Loss from continuing operations	$ (.10)	$ (.54)	$ (.31)
Income from discontinued operations	-	.01	-
Cumulative effect of accounting change for derivative financial instruments for Company's own stock	.04	-	-
Cumulative effect of accounting change for derivative financial instruments	.17	-	-
Earnings (loss) per share	$ .11	$ (.53)	$ (.31)

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended September 30, 2001, 2000 and 1999

(Dollars in thousands)

COMMON STOCK	2001	2000	1999
Balance, October 1	$35,437	$ 34,947	$ 32,325
Issuance of shares - options	68	490	168
Issuance of shares	-	-	2,454
Balance, September 30	$ 35,505	$ 35,437	$ 34,947
PAID-IN-CAPITAL
Balance, October 1	$54,790	$ 19,457	$ (5,276)
Issuance of shares - options	3	(3)	1
Issuance of shares	-	-	10,190
MTI MicroFuel Cell investment	1,163	-	-
Plug Power holding, net of taxes	8,678	29,252	14,487
SatCon holding, net of taxes	2,506	872	-
Warrants issued, net of taxes	-	2,207	-
Compensatory stock options, net of taxes	(14)	1,199	55
Reclassification of common stock warrants from equity to liability, net of taxes	(2,207)	-	-
Stock option exercises recognized differently for financial reporting and tax purposes	184	1,806	-
Balance, September 30	$ 65,103	$ 54,790	$ 19,457
ACCUMULATED DEFICIT
Balance, October 1	$(45,169)	$(26,573)	$(15,885)
Net income (loss)	3,841	(18,596)	(10,688)
Balance, September 30	$(41,328)	$(45,169)	$(26,573)
ACCUMULATED OTHER COMPREHENSIVE LOSS:
UNREALIZED (LOSS) GAIN ON AVAILABLE FOR SALE SECURITIES, NET OF TAXES
Balance, October 1	$ -	$ (5)	$ -
Unrealized loss on available for sale securities, net of taxes	(5,204)	5	(5)
Balance, September 30	$ (5,204)	$ -	$ (5)
FOREIGN CURRENCY TRANSLATION ADJUSTMENT
Balance, October 1	$ -	$ (11)	$ (11)
Adjustments	-	11	-
Balance, September 30	$ -	$ -	$ (11)
TREASURY STOCK
Balance, October 1	$ (29)	$ (29)	$ (29)
Balance, September 30	$ (29)	$ (29)	$ (29)
SHAREHOLDERS' EQUITY
September 30	$ 54,047	$ 45,029	$ 27,786
TOTAL COMPREHENSIVE INCOME (LOSS):
Net income (loss )	$ 3,841	$ (18,596)	$(10,688)
Other comprehensive (loss) income:
Foreign currency translation adjustment	-	11	-
Unrealized (loss) gain on available for sale securities, net	(5,204)	5	(5)
Total comprehensive loss	$ (1,363)	$ (18,580)	$(10,693)

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended September 30, 2001, 2000 and 1999

(Dollars in thousands)

OPERATING ACTIVITIES	2001	2000	1999
Net income (loss) excluding discontinued operations	$ 3,841	$(18,839)	$(10,729)
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Cumulative effect of accounting change for derivative financial instruments, gross	(9,986)	-	-
Cumulative effect of accounting changes for derivative financial instruments for Company's own stock, gross	(2,468)	-	-
Loss on derivatives	1,266	-	-
Gain on derivatives, Company stock	(922)	-	-
Stock dividend	(827)	-	-
Capitalized interest	107	-	-
Gain on sale of holdings	(28,838)	-	-
Depreciation and amortization	1,761	264	581
Gain on sale of subsidiaries	-	(1,262)	-
Minority interest	(123)	-	-
Equity in losses of equity holdings, gross	26,794	26,068	9,363
Allowance for bad debts	(250)	636	14
Loss on sale of fixed assets	4	20	28
Deferred income taxes and other credits	2,197	(12,152)	(10)
Stock based compensation	(14)	547	55
Changes in operating assets and liabilities net of effects from discontinued operations:
Accounts receivable	107	887	1,093
Other receivables - related parties	-	105	(18)
Inventories	(481)	(343)	(4)
Prepaid expenses and other current assets	(166)	(76)	(174)
Accounts payable	524	311	(1,450)
Income taxes	16	19	(7)
Accrued liabilities - related parties	(6)	9	-
Accrued liabilities	342	(127)	(1,085)
Net cash used by operating activities excluding discontinued operations	(7,122)	(3,933)	(2,343)
Discontinued Operations: Income from discontinued operations	-	243	41
Deferred income taxes and other credits	-	157	-
Changes in net liabilities/assets	127	(309)	548
Net cash provided by discontinued operations	127	91	589
Net cash used by operating activities	(6,995)	(3,842)	(1,754)
INVESTING ACTIVITIES
Purchases of property, plant & equipment	(1,318)	(286)	(2,738)
Proceeds from sale of holdings	37,842	-	-
Purchase of stock in Plug Power	-	(20,500)	(6,000)
Purchase of stock in SatCon	-	(7,070)	-
Purchase of stock in Beacon Power	-	(6,050)	-
Proceeds from sale of subsidiary, net	-	23	-
Change in restricted cash equivalents, net	1,064	(1,142)	-
Investment in marketable debt securities	-	(2,000)	(7,881)
Proceeds from sale of marketable debt securities	-	9,881	-
Investment in Note receivable	-	(660)	-
Principal payments from note receivable	191	72	78
Net cash provided (used) by investing activities	37,779	(27,732)	(16,541)
FINANCING ACTIVITIES
Borrowings under IDA financing, less restricted cash	-	-	5,858
Proceeds from stock option exercises	71	489	153
Net proceeds from subsidiary stock issuance	867	-	-
Proceeds from rights offering	-	-	12,820
Costs of rights offering	-	-	(158)
Financing costs	(1,360)	(233)	(75)
Net borrowings (payments) on related party debt	(107)	-	-
Payments under lines-of-credit	(23,200)	(5,500)	-
Borrowings under lines-of-credit	1,200	32,500	-
Net cash (used) provided by financing activities	(22,529)	27,256	18,598
Increase (decrease) in cash and cash equivalents	8,255	(4,318)	303
Cash and cash equivalents - beginning of year	1,552	5,870	5,567
Cash and cash equivalents - end of year	$ 9,807	$ 1,552	$ 5,870

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For The Years Ended September 30, 2001, 2000 and 1999

(Dollars in thousands)
	2001	2000	1999
Non-cash Investing and Financing Activities:
Acquired stock of Plug Power Inc. in exchange for net assets contributed	$ -	$ -	$ 367

Additional holdings and paid-in-capital resulting from other investors' investments in Plug Power Inc.	14,464	42,310	14,487

Acquired stock of SatCon Technology Corporation in exchange for net assets of Ling Electronics, Inc. and subsidiaries	-	6,738	-

Additional holdings and paid-in-capital resulting from warrant issuance to SatCon Technology Corporation	-	3,678	-

Additional holdings and paid-in-capital resulting from other investors' investments in SatCon Technology Corporation	4,175	1,418	-

Additional paid-in-capital resulting from stock option exercises treated differently for financial reporting and tax purposes	184	1,806	-

Holdings in Beacon Power Corporation - warrant exercise to convert derivative asset to common stock	8,500	-	-

Contingent obligation to common stock warrant holders	1,210	-	-

Additional investment and paid-in-capital resulting from other investors' investments in MTI MicroFuel Cells Inc.	1,163	-	-

Prepaid material in exchange for investment in subsidiary	750	-	-

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The equity method of accounting is used for holdings in entities over which the Company has significant influence, generally this represents common stock ownership or partnership equity of at least 20% and not more than 50%, or where the Company has the ability to exercise significant influence over operating and financial policies of the holdings. All significant intercompany transactions are eliminated in consolidation.

Under the equity method of accounting, the Company recognizes its proportionate share of income or loss of holdings. Holdings' losses are generally recognized only to the extent of holdings. Changes in equity of holdings, other than income or loss, which change the Company's proportionate interest in the underlying equity of holdings, are generally accounted for as changes in holdings and additional paid-in-capital. Non-monetary contributions to equity holdings are recorded at book value, and if the Company's calculated share of net assets of holdings exceeds the book value of non-monetary contributions, the difference is accounted for as a basis difference. Original differences between the Company's carrying amount of an equity holding and its calculated share of net assets of a holding are treated as an embedded difference if the Company's carrying amount is higher, or as a basis difference if lower. Embedded differences are amortized into net income (loss) from holdings generally over a five-year period while basis differences are generally not amortized due to the research and development nature of holdings. Upon an equity holdings' initial public offering, basis differences are eliminated in connection with the change in equity. Impairment is measured in accordance with the Company's Asset Impairment Policy.

During 2001, the Company formed MTI MicroFuel Cells Inc. (MTI Micro), a Delaware corporation. During 2001, the Company acquired substantially all of the outstanding stock of MTI Micro in exchange for the contribution of the assets of its micro fuel cell operations. As of September 30, 2001, the Company owns 93% of MTI Micro.

On October 21, 1999, Ling Electronics, Inc. and Ling Electronics, Ltd. ("Ling") was sold and is therefore not included in the consolidation after that date. Further, the Company acquired an equity interest in SatCon Technology Corporation as of October 21, 1999.

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. F-9

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Accounting Policies (Continued)

Financial Instruments

The fair value of the Company's financial instruments, including cash and cash equivalents, marketable securities, derivatives and line-of-credit, approximate their carrying values. Fair values were estimated based on quoted market prices, where available, Black-Scholes valuations or based on current rates offered for debt with similar terms and maturities.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property, Plant, and Equipment

Property, plant and equipment are stated at cost and depreciated using primarily the straight-line method over their estimated useful lives:
Leasehold improvements	5 to 10 years
Machinery and equipment	2 to 10 years
Office furniture, equipment and fixtures	2 to 10 years

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

Revenue Recognition

The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." Product revenue is recognized when there is persuasive evidence of an arrangement, delivery of the product to the customer or distributor has occurred, at which time title generally is passed to the customer or distributor, and the Company has determined that collection of a fixed fee is probable, all of which occur upon shipment of the product. If the product requires installation to be performed by the Company, all revenue

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Accounting Policies (Continued)

Revenue Recognition (Continued)

related to the product is deferred and recognized upon the completion of the installation. The Company provides for a warranty reserve at the time the product revenue is recognized.

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

Net Income (Loss) per Basic and Diluted Common Share

The Company reports net income (loss) per basic and diluted common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share," which establishes standards for computing and presenting income (loss) per share. Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, which would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Accounting Policies (Continued)

Stock Based Compensation

Pursuant to SFAS No. 123 "Accounting for Stock-Based Compensation," the Company has elected to follow the accounting provisions of APB No. 25, "Accounting for Stock Issued to Employees," for stock-based compensation issued to employees and to adopt the disclosure provisions of SFAS No. 123. The Company will follow the accounting provisions of SFAS No. 123 for stock-based compensation issued to consultants and record a charge to earnings for fair value of options granted.

Advertising

The costs of advertising are expensed as incurred. Advertising expense was approximately $67, $44 and $102 thousand in 2001, 2000 and 1999, respectively.

Asset Impairment

The Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This Statement requires companies to review for impairments to long-lived assets and certain identifiable intangibles (goodwill will be reviewed under SFAS No. 142 going forward) when events or changing circumstances indicate that the carrying amount of an asset may not be fully recovered. Impairment losses are recognized when expected future cash flows (undiscounted and without interest charges) are less than the asset's carrying value.

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

The Company deposits its cash and invests in short-term investments and marketable securities primarily through commercial banks and investment companies. Credit exposure to any one entity is limited by Company policy.

Research and Development Costs

The Company expenses research and development costs as incurred.

Comprehensive Loss

Comprehensive loss includes net income (loss), as well as changes in stockholders' equity, other than those resulting from investments by shareholders (i.e., issuance or repurchase of common shares and dividends). F-12

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Accounting Policies (Continued)

Effect of Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Accounting for Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." These Statements modify accounting for business combinations after June 30, 2001 and will affect the Company's treatment of goodwill and other intangible assets at the start of fiscal year 2003. The Statements require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the Statements' criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminate lives will cease.

The Company is currently reviewing this Statement to determine its effect on the Company's financial statements.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this Statement will have a material impact on its financial statements.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB No. 30. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and will be adopted by the Company on October 1, 2003. This Statement specifies how impairment will be measured and how impaired assets will be classified in the financial statements. The Company does not believe the adoption of this Statement will have a material impact on its financial statements.

Reclassification

Certain 2000 and 1999 amounts have been reclassified to conform to the 2001 presentation.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Changes in Accounting

Effective October 1, 2000, the Company adopted SFAS No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities." SFAS No. 133 established a new model for accounting for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value regardless of purpose or intent for holding them. Changes in the fair value of derivative financial instruments are either recognized periodically in income or shareholders' equity (as a component of comprehensive income), depending on whether the derivative is being used to hedge changes in fair value or cash flows. Upon adoption of SFAS No. 133, the Company recorded an unrealized gain of $9.986 million. The deferred tax expense on this unrealized gain was $3.876 million, resulting in a net unrealized gain of

$6.110 million, reported in the Company's results of operations as a cumulative effect of a change in accounting. For the year ended September 30, 2001, the Company recognized a loss on derivatives of $1.266 million. The derivative asset value as of September 30, 2001 is $.220 million.

Effective June 30, 2001, the Company adopted the Emerging Issues Task Force Issue EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, the Company has determined that outstanding warrants as of June 30, 2001 to purchase 300,000 shares of the Company's Common Stock issued to SatCon Technology Corporation should be designated as a liability. Effective June 30, 2001, all warrants designated as a liability must be recorded as a liability and therefore, the Company reclassified the warrants designated as a liability from equity to liabilities, which had a fair value on the issuance date of $3.678 million, using the Black-Scholes option-pricing model.  Additionally, on June 30, 2001, the Company recorded the warrants at the current fair value of $1.210 million, using the Black-Scholes option-pricing model, and recorded a $1.468 million gain, net of tax, in its results of operations as a cumulative effect of a change in accounting principle.  Outstanding warrants designated as liabilities will continue to be recorded at fair value with any changes in the fair value included in the results of operations. For the year ended September 30, 2001, the Company recognized a gain on derivatives, Company stock of $.922 million. The contingent obligation to common stock warrant holders as of September 30, 2001 is $.288 million.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Changes in Accounting (Continued)

Derivative financial instruments do not have quoted market prices; therefore fair value is based on estimates using valuation techniques.

The Company held the following derivative financial instruments:

	Sept. 30, 2001	Oct.1, 2000
Warrants to purchase the Company's common stock issued to SatCon at a purchase price of $12.56 per share	300,000	300,000
Warrants to purchase SatCon Technology common stock at a purchase price of $8.80 per share	100,000	100,000
Warrants to purchase Beacon Power Corporation common stock at a purchase price of $2.25 per share	-	1,333,333

  Issuance of Stock by Subsidiary

On March 26, 2001, MTI Micro sold approximately .2 million shares of its junior convertible preferred class A stock to founding employees of MTI Micro at a price of $.50 per share which raised proceeds of $117 thousand. In July 2001, MTI Micro sold approximately 1.3 million shares of its senior convertible preferred class B stock to E.I. DuPont de Nours and Company, in connection with the establishment of a strategic partnership, at a price of $1.18 per share which raised proceeds of $1.5 million. As a result of these transactions, the Company's ownership interest in MTI Micro was reduced from 100 percent to 93 percent. The increase in the Company's paid-in-capital of $1.163 million represents the increase in the Company's equity investment in MTI Micro, which resulted from the issuance of stock at a price in excess of book value.

  Inventories

Inventories consist of the following at September 30:

(Dollars in thousands)	2001	2000
Finished goods	$ 272	$ 150
Work in process	693	249
Raw materials, components and assemblies	709	794
	$1,674	$1,193

  Property, Plant and Equipment

Property, plant and equipment consists of the following at September 30:

(Dollars in thousands)	2001	2000
Leasehold improvements	$ 518	$ 72
Machinery and equipment	2,149	1,417
Office furniture and fixtures	190	72
	2,857	1,561
Less accumulated depreciation	1,276	1,032
	$1,581	$ 529

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Property, Plant and Equipment (Continued)

Depreciation expense was $262, $169 and $489 thousand for 2001, 2000 and 1999, respectively. Repairs and maintenance expense was $52, $52, and $166 thousand for 2001, 2000 and 1999, respectively.

(6) Notes Receivable

Notes receivable consists of the following at September 30:

(Dollars in thousands)	2001	2000
Notes receivable with interest at prime (6% at September 30, 2001 and 9.5% at September 30, 2000), interest and principal due May 18, 2005	$ 660	$ 660

Notes receivable with an interest rate of 10%, interest and principal due September 30, 1998 (A)	250	250

Notes receivable with an interest rate of 10%, due in monthly installments through September 30, 2002	-	191
	910	1,101
Less: Current portion	(250)	(94)
Less: Allowance for bad debt	(660)	(910)
	$ -	$ 97

  The principal amount of this note could be reduced in accordance with the terms of the note in the event of a sale of the fixed assets. The purchaser, Noonan Machinery ("Noonan"), requested that the principal amount of the note be reduced to reflect the resale value of certain assets of the L.A.B. Division, which was sold on September 30, 1997. The Company enforced its rights with respect to the note and was granted a summary judgment for collection of this note during 2001. Noonan appealed this summary judgment and the Company and Noonan agreed to a settlement which includes the principal balance of this note receivable and accrued interest.

  Holdings, at Equity

The principal components of holdings, at equity consist of the following at September 30:
2001 Holding	Recorded Book Value ($ in millions)	Quoted Market Price per Nasdaq	Calculated Market Value per Nasdaq ($ in millions)	Ownership	Shares
Plug Power Inc.	$36.027	$9.62	$115.4	23.9%	11,994,315
SatCon Technology Corporation	11.170	$4.86	6.3	8.05%	1,300,000
Total	$47.197		$121.7

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Holdings, at Equity (Continued)

2000 Holding	Recorded Book Value ($ in millions)	Quoted Market Price per Nasdaq	Calculated Market Value per Nasdaq ($ in millions)	Ownership	Shares
Plug Power Inc.	$48.372	$37.25	$510.5	31.4%	13,704,315
SatCon Technology Corporation	15.984	$35.75	64.4	13.2%	1,800,000
	$64.356		$574.9

Holding	Description of Business
Plug Power Inc.	Plug Power designs and develops on-site electric power generation systems utilizing Proton Exchange Membrane fuel cells for stationary applications.
SatCon Technology Corporation

SatCon Technology Corporation manufactures and sells power and energy management products for digital power markets. SatCon has three business units: SatCon Power Systems manufactures and sells power systems for distributed power generation, power quality and factory automation. SatCon Semiconductor Products manufactures and sells power chip components; power switches; RF devices; amplifiers; telecommunications electronics; and hybrid microcircuits for industrial, medical, and aerospace applications. SatCon Applied Technology develops advanced technology in digital power electronics, high-efficiency machines and control systems with the strategy of transitioning those technologies into products.

Plug Power Inc.

The following is a roll forward of the Company's holdings in Plug Power at September 30:
(Dollars in thousands)	2001	2000
Holdings balance, October 1	$48,372	$ 8,710
Share of Plug Power losses, gross	(22,101)	(23,148)
Sale of shares	(4,708)	-
Equity adjustment for share of third- party investments in Plug Power which increased equity	14,464	4,364
Capital contribution - cash	-	20,500
Company's contribution of campus, at book value	-	-
Company's contribution of research credits in 1999, at book value	-	-
Equity adjustment for share of pre-IPO, IPO and over-allotment third-party investments in Plug Power	-	37,946
Holdings balance, September 30	$ 36,027	$ 48,372

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Holdings, at Equity (Continued)

The difference between the carrying value of the Company's holdings in Plug Power and its interest in the underlying equity consists of the following at September 30:
(Dollars in thousands)	2001	2000
Calculated ownership (23.9% in 2001 and 31.4% in 2000)	$ 36,027	$ 48,372
Unrecognized basis difference	-	-
Carrying value of holdings in Plug Power	$ 36,027	$ 48,372

Summarized below is financial information for Plug Power whose fiscal year ends December 31.

(Dollars in thousands)	9 Months Ended Unaudited Sept.30, Sept.30, 2001 2000	Year Ended Dec.31, Dec.31, 2000 1999
Current assets	111,212	$112,897	$ 93,342	$177,413
Noncurrent assets	53,607	57,100	57,487	38,713
Current liabilities	7,737	9,618	9,991	8,202
Noncurrent liabilities	6,534	6,303	6,708	6,517
Stockholders' equity	150,548	154,076	134,130	201,407

Gross revenue	3,237	6,898	8,378	11,000
Gross profit	(3,342)	(3,534)	(4,677)	(4,497)
Net loss	(56,042)	(63,929)	(86,242)	(33,469)

During 2001, the Company sold 1,710,000 shares of Plug Power which resulted in a gain on sale of $31.009 million and proceeds of $35.717 million.

SatCon Technology Corporation

As part of its program to restructure the Company, and concentrate its limited financial resources on the development of its PEM fuel cell business, on October 21, 1999, the Company created a strategic alliance with SatCon Technology Corporation ("SatCon"), an innovator of new energy technologies. In exchange for Ling Electronics, Inc. and Ling Electronics, Ltd. ("Ling") and the Company's cash support of approximately $7 million to SatCon the Company received 1,800,000 shares of SatCon's common stock and warrants to purchase an additional 36,000 and 64,000 shares of SatCon common stock on October 21, 1999 and January 31, 2000, respectively. The warrants were immediately exercisable at $8.80 per share and expire on October 21, 2003 and January 31, 2004, respectively.

As a part of the SatCon transaction, the Company issued to SatCon warrants to purchase 108,000 and 192,000 shares of the Company's stock on October 21, 1999 and January 31, 2000, respectively. The warrants were immediately exercisable at $12.56 per share and expire on October 21, 2003 and January 31, 2004, respectively. The estimated fair value of these warrants at the dates issued were $4.94 and $16.38 per share,

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Holdings, at Equity (Continued)

respectively, using a Black-Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options.

The sale of Ling to SatCon resulted in a $1.26 million gain, which was recorded in the first quarter of fiscal year 2000.

The following is a roll forward of the Company's holdings in SatCon at September 30:

(Dollars in thousands)	2001	2000
Holdings balance, October 1	$15,984	$ -
Exchange of Ling for 770,000 shares of SatCon valued at $8.75/share	-	6,738
Cash support for purchase of shares of SatCon (1,030,000) and warrants to purchase shares of SatCon (100,000)	-	7,070
Warrants to purchase 300,000 shares of the Company's common stock issued to SatCon - valued using Black-Scholes method	-	3,678
Share of SatCon losses on one-quarter lag, gross	(1,938)	(853)
Sale of shares	(4,296)	-
Amortization of embedded difference between the Company's basis and calculated ownership of underlying equity, one quarter lag	(2,755)	(2,067)
Equity adjustment for share of third-party investments in SatCon, one quarter lag	4,175	1,418
Holdings balance, September 30	$11,170	$15,984

The difference between the carrying value of the Company's holdings in SatCon and its interest in the underlying equity consists of the following at September 30:

(Dollars in thousands)	2001	2000
Calculated ownership, one quarter lag, except for common stock sales which are recognized as of the sale date (8.05% in 2001 and 13.2% in 2000)	$ 4,704	$ 4,275
Embedded difference	6,466	11,709
Carrying value of holdings in SatCon	$11,l70	$15,984

Summarized below is financial information for SatCon. SatCon's fiscal year ends September 30. The Company's holdings in SatCon are accounted for on a one-quarter lag, except for sales of common stock which are effected as of the sale date.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(7) Holdings, at Equity (Continued)

(Dollars in thousands)	9 Months Ended Unaudited June 30, 2001	9 Months Ended Unaudited June 30, 2000	Year Ended Sept.30, 2000
Current assets	$ 44,802	$24,935	$25,751
Noncurrent assets	24,621	18,560	18,736
Current liabilities	9,302	5,271	7,361
Noncurrent liabilities	1,723	5,773	6,008
Stockholders' equity	58,398	32,451	31,118

Gross revenue	31,670	20,795	31,055
Gross profit	2,477	749	1,685
Net loss before cumulative effect of change in accounting principle	(9,202)	(6,878)	(9,941)
Net loss	(13,067)	(7,706)	(9,941)

During 2001, the Company sold 500,000 shares of SatCon which resulted in a loss on sale of $2.171 million and proceeds of $2.125 million.

(8) Securities Available for Sale

Securities available for sale are classified as current assets and accumulated net unrealized gains (losses) are charged to Other Comprehensive Income.

As of September 30, 2001, securities available for sale consist of Beacon Power common stock and includes the following:
(Dollars in thousands)
Capital contribution - cash	$ 6,050
Cash-less warrant exercise	8,500
Stock received as pro rata distribution from SatCon	827
Securities book basis	$15,377
Fair value adjustment	(8,673)
Securities at market value	$ 6,704

For the year ended September 30, 2001, unrealized losses were $8.673 million. The deferred tax benefit on this loss at September 30, 2001 was $3.469 million, resulting in a net unrealized loss of $5.204 million, which is included in Other Comprehensive Income.

Prior to obtaining its interest in Beacon Power Corporation ("Beacon Power"), a SatCon affiliate, the Company made a one time $1.2 million bridge loan to Beacon Power in April 2000. This bridge loan was converted to equity as part of the Company's $6 million cash support to Beacon Power. As part of the bridge financing, the Company received warrants to purchase 12,000 shares of Beacon Power's common stock at $4.20 per share. In order to avoid violating the asset test under the Investment Company Act, the Company exercised the warrants on August 24, 2000 for approximately $50 thousand and received 12,000 shares of Beacon Power common stock.

In connection with the above May 23, 2000 transaction, the Company received warrants to purchase shares of common stock, the exercise date, number of shares and exercise price of which would be determined upon

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(8) Securities Available for Sale (Continued)

either the sale of Beacon Power or the consummation of an underwritten public offering of Beacon Power common stock. When Beacon Power completed its IPO, the warrant terms were set for the purchase of 1,333,333 shares of common stock at an exercise price of $2.25 per share exercisable as of November 17, 2000. The warrants had an expiration date of May 23, 2005.

On November 17, 2000, the date of the Beacon Power IPO, Beacon Power converted its preferred stock to common stock and completed a 2-for-1 stock split immediately prior to the IPO. Immediately after Beacon Power's IPO, the Company owned 2,881,142 shares, approximately 7.5%, of Beacon Power common stock.

The Company exercised the 1,333,333 warrants on a cash-less basis, on December 20, 2000, and received 985,507 shares of Beacon Power common stock.

On September 28, 2001, the Company received 544,148 shares of Beacon Power common stock as a pro rata distribution by SatCon. The Company recognized a gain of $827 thousand on this dividend distribution.

As of September 30, 2001 and 2000, the Company owned 4,410,797 shares, approximately 10.3%, and 1,428,571 shares, approximately 9.7%, respectively, of Beacon Power common stock.

Beacon Power Corporation designs, manufactures, and markets advanced flywheel technology products that provide reliable electric power required by the information economy.

  Income Taxes

Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Income Taxes (Continued)

Income tax expense (benefit) consists of the following for the years ended September 30:
(Dollars in thousands)	2001	2000	1999
Continuing operations before equity holdings losses and changes in accounting principle
Federal	$ 459	$ (457)	$ 1
State	22	14	36
Deferred	7,043	(1,484)	-
	7,524	(1,927)	37
Equity holdings losses
Federal	-	-	-
State	-	-	-
Deferred	(9,722)	(10,219)	-
	(9,722)	(10,219)	-
Total continuing operations	(2,198)	(12,146)	37

Change in accounting principle for derivative financial instruments
Federal	-	-	-
State	-	-	-
Deferred	3,876	-	-
Change in accounting principle	$ 3,876	-	-

Change in accounting principle for derivative financial instruments in Company's own stock
Federal	-	-	-
State	-	-	-
Deferred	1,000	-	-
Change in accounting principle	1,000	-	-

Discontinued operations
Federal	-	-	-
State	-	-	-
Deferred	-	157	-
Total discontinued operations	-	157	-
	$ 2,678	$(11,989)	$ 37

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Income Taxes (Continued)
(Dollars in thousands)	2001	2000	1999
Items charged (credited) directly to shareholders' equity:
Increase in additional paid-in capital for equity holdings, and warrants and options issued - Deferred	7,456	18,825	5,794
Increase in unrealized loss on available for sale securities - Deferred	(3,469)	-	-
Expenses for employee stock options recognized differently for financial reporting/tax purposes - Federal	(184)	(1,806)	(380)
Decrease in additional paid-in capital for cumulative effect of change in accounting for derivative financial instruments for Company's own stock	(1,471)	-	-
Valuation allowance	-	(3,750)	(5,414)
	$ 2,332	$13,269	$ -

The significant components of deferred income tax expense (benefit) consists of the following for the years ended September 30:
(Dollars in thousands)	2001	2000	1999
Continuing operations
Deferred tax (benefit) expense	$(3,157)	$ (647)	$ (488)
Net operating loss carryforward	10,200	(1,981)	(859)
Valuation allowance	-	1,144	1,347
	7,043	(1,484)	-

Equity holdings losses
Deferred tax (benefit) expense	(8,705)	(8,179)	(1,345)
Net operating loss carryforward	(1,017)	(2,040)	(2,400)
Valuation allowance	-	-	3,745
	(9,722)	(10,219)	-

Change in accounting principle for derivative financial instruments
Deferred tax (benefit) expense	3,876	-	-
Net operating loss carryforward	-	-	-
Valuation allowance	-	-	-
	3,876	-	-

Change in accounting principle for derivative financial instruments in Company's own stock
Deferred tax expense (benefit)	1,000	-	-
Net operating loss carryforward	-	-	-
Valuation allowance	-	-	-
	1,000	-	-
Discontinued operations
Deferred tax expense (benefit)	-	187	114
Net operating loss carryforward	-	(30)	(97)
Valuation allowance	-	-	(17)
	-	157	-
	$2,197	$(11,546)	$ -

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Income Taxes (Continued)

The Company's effective income tax rate from continuing operations, including equity in holdings' losses, differed from the Federal statutory rate for the years ended September 30:
	2001	2000	1999
Federal statutory tax rate	(34)%	(34)%	(34)%
State taxes, net of federal tax effect	(6)	(6)	-
Change in valuation allowances	-	4	34
Research and development credit	(1)	(1)	-
Other, net	5	(2)	-
	(36)%	(39)%	- %

Pre-tax (loss) from continuing operations before minority interests, including pre-tax losses from equity holdings, was $(6,058), $(30,985) and $(10,692) for the years ended September 30, 2001, 2000 and 1999, respectively.

The deferred tax assets and liabilities consist of the following tax effects relating to temporary differences and carryforwards as of September 30:

(Dollars in thousands)	2001	2000
Current deferred tax assets:
Loss provisions for discontinued operations	$ 143	$ 104
Bad debt reserve	277	336
Inventory valuation	27	17
Inventory capitalization	12	14
Securities available for sale	956	-
Vacation pay	78	45
Warranty and other sale obligations	29	22
Stock options	232	241
Contingent liability warrant holders	115	-
Other reserves and accruals	183	200
	2,052	979
Valuation allowance	-	-
Net current deferred tax assets	$2,052	$ 979
Noncurrent deferred tax assets (liabilities):
Net operating loss	$ 2,360	$11,543
Property, plant and equipment	(82)	(38)
Holdings, at equity	(10,618)	(13,835)
Derivatives	(88)	-
Other	201	223
Research and development tax credit	459	399
Alternative minimum tax credit	609	150
	(7,159)	(1,558)
Valuation allowance	(1,144)	(1,144)
Other credits	(150)	(150)
Noncurrent net deferred tax liabilities and other credits	$(8,453)	$(2,852)

The valuation allowance at September 30, 2001 and 2000 was $1.144 million. During the year ended September 30, 2000, the valuation allowance was increased through the statement of operations by $1.144 million and decreased by $3.750 million through paid-in-capital, for a net decrease of $2.606 million.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(9) Income Taxes (Continued)

At September 30, 2001, the Company has unused Federal net operating loss carryforwards of approximately $6.362 million. The Federal net operating loss carryforwards, if unused, will begin to expire during the year ended September 30, 2009. The use of $3.140 million of loss carryforwards is limited on an annual basis, pursuant to the Internal Revenue Code, due to certain changes in ownership and equity transactions. For the year ended September 30, 2001, the Company has approximately $459 thousand of research and development tax credit carryforwards, which begin to expire in 2018, and approximately $609 thousand of alternative minimum tax credit carryforwards, which have no expiration date.

The Company made cash payments, net of refunds, or received net (refunds) for income taxes of $454, $(18), and $15 thousand for 2001, 2000 and 1999, respectively.

  Accrued Liabilities

  Accrued liabilities consist of the following at September 30:

(Dollars in thousands)	2001	2000
Salaries, wages and related expenses	$ 789	$ 383
Acquisition and disposition costs	400	483
Legal and professional fees	200	169
Warranty and other sale obligations	73	54
Commissions	45	72
Interest expense	35	219
Other	403	223
	$1,945	$1,603

  Debt

Outstanding debt is as follows at September 30:
(Dollars in thousands)	2001	2000

Line of Credit - KeyBank with interest at prime (6.0% at September 30, 2001 and 9.5% at September 30, 2000)	$ 5,000	$ 27,000
Less: Current portion	(5,000)	(27,000)
	$ -	$ -

As of September 30, 2001, the Company had a $10 million Credit Agreement with KeyBank, N.A. dated as of August 10, 2001 ("the $10 million Credit Agreement"). On October 4, 2001, the Company made an additional principal reduction of $4 million bringing the loan balance to $1 million as of that date. This liability is classified as short-term.

The $10 million Credit Agreement expires July 31, 2003. The Company has pledged two million shares of Plug Power common stock as collateral for the $10 million Credit Agreement. In the event the market value of

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Debt (Continued)

Plug Power common stock falls below $10 per share, the facility will be reduced to $7.5 million and additional collateral will be required. In the event the market value of Plug Power common stock falls below $8 per share, the facility will be reduced to $5.0 million. In the event the market value of Plug Power common stock falls below $7 per share, the facility will be reduced to zero.

As of September 30, 2001, the market value of Plug Power common stock was $9.62 which reduced the facility to $7.5 million of which $5 million was outstanding, leaving $2.5 million available under the facility.

The Company is required to make interest only payments through July 31, 2003 and to pay any outstanding principal balance on July 31, 2003. Interest is payable monthly at either the Prime Rate or, after November 3, 2001, if certain performance standards are achieved, based on both the trading volume and market price of Plug Power common stock, at LIBOR based rates.

The $10 million Credit Agreement requires the Company to meet certain covenants, including maintenance of a debt service reserve account (equal to three months interest payments on outstanding debt, the debt service account balance was $78 thousand at September 30, 2001), minimum Plug Power share price and pledge additional collateral and maintain an additional collateral value, if required, based on the Plug Power share price falling below $10 per share. Additional collateral consisting of 500,000 shares of SatCon common stock was pledged in August 2001, when the market value of Plug Power common stock fell below $10 per share. The Company was in compliance with these covenants as of September 30, 2001.

As of September 30, 2000, the Company had a $50 million Amended and Restated Credit Agreement with KeyBank, N.A. dated as of March 29, 2000 ("the $50 million Credit Agreement").

The Company pledged two million shares of Plug Power common stock as collateral for the $50 million Credit Agreement. The Company was obligated to make interest only payments through March 15, 2002, and upon exercise of a term loan option at the end of the line of credit term, to repay the principal in 8 equal quarterly installments beginning March 31, 2002. Interest was payable monthly at either the Prime Rate or if certain performance standards were achieved, based on both the trading volume and market price of Plug Power common stock, at LIBOR based rates.

The $50 million Credit Agreement required the Company to meet certain covenants, including maintenance of a debt service reserve account (equal to 6 months of interest payments on outstanding debt, amounting to $1.142 million at September 30, 2000) and a collateral coverage ratio, and a minimum Plug Power share price.

Cash payments for interest were $2,144, $1,731 and $164 thousand for 2001, 2000 and 1999, respectively.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Earnings per share information has been retroactively adjusted to reflect both the April 3, 2000 3-for-1 and the April 30, 1999 3-for-2 stock splits.

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

Changes in Common Shares

Changes in common shares as of September 30 are as follows:
Common Shares	2001	2000	1999
Balance, October 1	35,437,285	34,949,877	32,321,904
Issuance of shares for stock option exercises	67,725	487,408	224,304
Issuance of shares for stock sale	-	-	2,403,669
Balance, September 30	35,505,010	35,437,285	34,949,877

Treasury Shares
Balance, October 1	20,250	20,250	13,500
Acquisition of shares	-	-	6,750
Balance, September 30	20,250	20,250	20,250

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Earnings per Share

The following is the reconciliation, effected for stock splits in 2000 and 1999, of the numerators and denominators of the basic and diluted per share computations of net loss at September 30:
(Dollars in thousands)	2001	2000	1999
Loss from continuing operations	$(3,737)	$(18,839)	$(10,729)
Basic and Diluted EPS:
Common shares outstanding, beginning of period	35,417,035	34,949,877	32,321,904
Weighted average common shares issued during the period	38,747	286,401	599,997
Weighted average common shares issued during the period, as calculated for the bonus element effects for rights offering (a)	-	-	1,069,689
Weighted average shares outstanding	35,455,782	35,236,278	33,991,590
Net loss per weighted average share	$ (.10)	$ (.54)	$ (.31)

(a) The rights offering on July 12, 1999 offered to all existing shareholders the right to purchase stock at exercise prices that were less than the fair value of the stock at the time of issuance. As a result, basic and diluted Earnings per Share have been adjusted retroactively for the bonus element for all periods presented.

During fiscal 2001, options to purchase 3,182,900 shares of common stock at prices ranging from $0.54 to $21.92 per share were outstanding but were not included in the computation of Earnings per Share-assuming dilution because the Company incurred a loss from continuing operations before accounting changes during this period and inclusion would be antidilutive. The options expire between December 20, 2006, and April 2, 2011. The Company also has 300,000 warrants outstanding at an exercise price of $12.56 per share. These warrants were outstanding at September 30, 2001 but were not included in the computation of Earnings per Share-assuming dilution because the Company incurred a loss from continuing operations before accounting changes during this period and inclusion would be antidilutive. The warrants expire October 21, 2003 (108,000) and January 31, 2004 (192,000).

During fiscal 2000, options to purchase 2,703,374 shares of common stock at prices ranging from $0.54 to $21.90 per share were outstanding but were not included in the computation of Earnings per Share-assuming dilution because the Company incurred a loss during this period and inclusion would be antidilutive. The options expire between December 20,

2006, and August 3, 2010. The Company also has 300,000 warrants outstanding at an exercise price of $12.56 per share. These warrants were outstanding at September 30, 2000 but were not included in the computation of Earnings per Share-assuming dilution because the Company incurred a loss during this period and inclusion would be antidilutive. The warrants expire October 21, 2003 (108,000) and January 31, 2004 (192,000).

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

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Stock Based Compensation

During March 1999, the shareholders approved the 1999 Employee Stock Incentive Plan ("1999 Plan"). The 1999 Plan provides that an initial aggregate number of 1 million shares of common stock may be awarded or issued. The number of shares available under the 1999 Plan has been adjusted for stock splits, and during 2001, 2000 and 1999 the number of shares available under the 1999 Plan were 4,500,000, 4,500,000 and 1,500,000 shares, respectively. Under the 1999 Plan, the Board of Directors is authorized to award stock options to officers, employees and others.

During December 1996, the shareholders approved a stock incentive plan ("1996 Plan"). The 1996 Plan provides that an initial aggregate number of 500,000 shares of common stock may be awarded or issued. The number of shares available under the 1996 Plan may be increased by 10% of any increase in the number of outstanding shares of common stock for reasons other than shares issued under this 1996 Plan. The number of shares available under the 1996 Plan have been adjusted for stock splits and rights offerings, and during 2001, 2000 and 1999, the number of shares available under the 1996 Plan were 3,478,746, 3,478,746 and 1,159,582 shares, respectively. Under the 1996 Plan, the Board of Directors is authorized to award stock options, stock appreciation rights, restricted stock, and other stock-based incentives to officers, employees and others.

Options are generally exercisable in from one to four cumulative annual amounts beginning 12 months after the date of grant. Certain options granted may be exercisable immediately or begin vesting immediately. Option exercise prices are not less than 85 percent of the market value of the shares on the date of grant. Unexercised options generally terminate ten years after grant.

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

During fiscal year 2000 and 1999, the Company awarded 60,000 and 45,000 options, respectively, to consultants. Certain of these options vest

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Stock Based Compensation (Continued)

over a four year period. Presented below is a summary of compensation expense recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations for the years ended September 30:
(Dollars in thousands)	2001	2000	1999
SFAS 123 - Consultants	$ 51	$ 505	$ 55
APB No. 25 - Variable stock options	(65)	42	-
Total compensation (income) expense	$(14)	$ 547	$ 55

Presented below is a summary of the stock option plans' activity for the years ended September 30:
	2001	2000	1999
Shares under option at October 1	2,703,375	2,224,839	1,822,116
Granted	583,000	1,081,000	697,650
Exercised	(67,725)	(474,808)	(236,847)
Canceled	(35,750)	(127,656)	(58,080)
Shares under option at September 30	3,182,900	2,703,375	2,224,839
Options exercisable at September 30	2,030,654	1,500,636	1,258,314
Shares available for granting of options	3,667,332	4,214,582	667,926
The weighted average exercise price is as follows:
	2001	2000	1999
Shares under option at October 1	$7.85	$ 1.63	$ .96
Granted:
Exercise price less than fair market value at grant date	-	11.55	-
Exercise price equal to fair market value at grant date	3.15	19.87	2.87
Exercised	1.03	1.01	.75
Canceled	4.57	2.34	1.12
Shares under option at September 30	7.17	7.85	1.63
Options exercisable at September 30	6.66	6.42	1.86

The following table summarizes information for options outstanding and exercisable at September 30, 2001:

Outstanding Options Options Exercisable

Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price

$ 0.54-$ 0.76	394,850	5.8	$ 0.69	394,850	$ 0.69
$ 1.06-$ 1.33	550,650	6.7	$ 1.32	443,775	$ 1.32
$ 1.76-$ 1.78	297,900	7.2	$ 1.77	193,950	$ 1.77
$ 2.88-$ 4.17	788,500	8.5	$ 3.40	340,000	$ 4.07
$ 4.31-$ 6.27	115,000	9.3	$ 4.62	83,750	$ 4.40
$ 9.25-$12.96	404,000	8.7	$11.38	161,329	$11.17
$14.05-$20.92	287,000	8.5	$20.80	251,750	$20.88
$21.63-$21.92	345,000	8.5	$21.80	161,250	$21.81
	3,182,900			2,030,654

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

	2001	2000	1999
Reported net income (loss)	$3,841	$(18,596)	$(10,688)
Pro forma net income (loss)	2,142	(22,321)	(11,988)

Reported basic and diluted earnings (loss) per share	.11	(.53)	(.31)
Pro forma basic and diluted earnings (loss) per share	.06	(.63)	(.35)

  The fair value of options granted, which is amortized to expense over the option vesting period in determining the pro forma impact, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2001	2000	1999
Expected life of option	5 yrs	5 yrs	5 yrs
Risk-free interest rate	4.66-5.71%	6.00-6.55%	4.37-5.81%
Expected volatility of the Company's stock	96.5%	91%	78%
Expected dividend yield on the Company's stock	0%	0%	0%
The weighted average fair value of options granted during the years ended September 30, is as follows:
	2001	2000	1999
Fair value of each option granted	$ 2.38	$ 12.55	$ 1.93
Number of options granted	583,000	1,081,000	697,650
Fair value of all options granted	$1,387,540	$13,566,550	$1,346,465

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

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Equity in Holdings' Losses, Net of Tax

The Company's proportionate share of losses, from holdings, net of tax, accounted for under the equity method is as follows for the years ended September 30:

	2001	2000	1999
Plug Power	$(14,089)	$(14,122)	$(9,363)
SatCon	(2,983)	(1,727)	-
	$(17,072)	$(15,849)	$(9,363)

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

Effective April 1, 2001, employees of MTI Micro were included in the Plan and effective October 21, 1999, Ling employees no longer participate in the plan due to Ling's sale to SatCon. The cost of the plan was $116, $81, and $168 for 2001, 2000 and 1999, respectively.

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

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Commitments and Contingencies (Continued)

The Company and its subsidiaries lease certain manufacturing, laboratory, warehouse and office facilities. The leases generally provide for the Company to pay either increases over a base year level for taxes, maintenance, insurance and other costs of the leased properties or the Company's allocated share of insurance, taxes, maintenance and other costs of leased properties. The leases contain renewal provisions.

Future minimum rental payments required under noncancelable operating leases are (dollars in thousands): $464 in 2002; $462 in 2003; $452 in 2004, $460 in 2005 and $409 in 2006. Rent expense under all leases was $453 (including $9 for contingent rent), $392 and $482 thousand for 2001, 2000 and 1999, respectively.

Rental income under all sub-leases was $0, $12 and $164 thousand in 2001, 2000 and 1999, respectively.

Our equity holdings and securities available for sale constitute investment securities under the Investment Company Act. In general, a company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets, subject to certain exclusions and exemptions. Investment companies are subject to registration under, and compliance with, the Investment Company Act unless a particular exemption or safe harbor provision applies. If we were to be deemed an investment company, we would become subject to the requirements of the Investment Company Act. As a consequence, we would be prohibited from engaging in certain businesses or issuing certain securities, certain of our contracts might be voidable, and we might be subject to civil and criminal penalties for noncompliance.

Until this year, we qualified for a safe harbor exemption under the Investment Company Act based upon the level of our ownership of shares of Plug Power and our influence over its management or policies. However, since we sold some of our shares of Plug Power during this year, this safe harbor exemption is no longer available.

On December 3, 2001, we made an application to the Securities and Exchange Commission ("SEC") requesting that they either declare that we are not an investment company because we are primarily engaged in another business or exempt us from the provisions of the Investment Company Act. This application is pending. If our application is not granted, we will have to find another safe harbor or exemption that we can qualify for, which may include a one year safe harbor granted by the Investment Company Act, or become an investment company subject to the regulations of the Investment Company Act.

If we were deemed to be an investment company and could not find another safe harbor or exemption and failed to register as an investment company, the SEC could require us to sell our interests in Plug Power, SatCon and Beacon, until the value of our holdings is reduced below 40% of total assets. This could result in sales of our holdings in quantities of shares at depressed prices and we may never realize anticipated benefits from, or may incur losses on, these sales.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(17) Commitments and Contingencies (Continued)

Further, we may be unable to sell some holdings due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities when selling assets.

  Related Party Transactions

At September 30, 2001, First Albany Companies Inc. ("FAC") owned approximately 33.1% of the Company's common stock.

Transactions among related parties are as fair to the Company as obtainable from unaffiliated third parties.

In April 2000, the Company entered into a management services agreement with First Albany Corporation, a wholly owned subsidiary of FAC, to provide certain services on a month to month basis. Under this agreement, FAC bills services to the Company (phone, network, postage, etc.) on a cost reimbursement basis. Billings under these agreements amounted to approximately $33 and $30 thousand for 2001 and 2000, respectively. Amounts payable to FAC ($3 and $9 thousand at September 30, 2001 and 2000, respectively) are included in the financial statement line "Accrued liabilities - related parties".

During fiscal 2000, FAC/Equities, a division of First Albany Corporation, provided financial advisory services in connection with the sale of Ling to SatCon, for which FAC/Equities was paid a fee of approximately $353 thousand.

During fiscal 1999, First Albany Corporation provided financial advisory services in connection with the sale of the Technology Division, for which First Albany Corporation was paid fees of $15 thousand.

Prior to acquiring its interest in Beacon Power Corporation ("Beacon Power"), a SatCon affiliate, the Company made a one time $1.2 million bridge loan to Beacon Power in April 2000. This bridge loan was converted to equity as part of a $6 million capital contribution. As part of the bridge financing, the Company received warrants to purchase 12,000 shares of Beacon Power's common stock at $4.20 per share. In order to avoid violating the asset test under the Investment Company

Act, the Company exercised the warrants on August 24, 2000 for approximately $50 thousand and received 12,000 shares of Beacon Power common stock.

In connection with the above May 23, 2000 transaction, the Company received warrants to purchase shares of common stock, the exercise date, number of shares and exercise price of which would be determined upon either the sale of Beacon Power or the consummation of an underwritten public offering of Beacon Power common stock. When Beacon Power completed its IPO, the warrant terms were set for the purchase of 1,333,333 shares of common stock at an exercise price of $2.25 per share exercisable as of November 17, 2000. The Company exercised the 1,333,333 warrants on a cash-less basis, on December 20, 2000, and received 985,507 shares of Beacon Power common stock.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Related Party Transactions (Continued)

  The Company also received approximately $183 thousand in preferred stock dividends during fiscal 2001 and $5 thousand in interest income from Beacon Power for bridge loan interest during fiscal 2000.

  On September 28, 2001, the Company received 544,148 shares of Beacon Power Common Stock as a pro rata distribution by SatCon. The Company recognized a gain of $827 thousand on this dividend distribution.

  Amounts receivable from an officer totaled approximately $38 thousand at September 30, 1999. The balance was paid during fiscal 2000.

  On June 27, 1997, the Company entered into a management services agreement with Plug Power to provide certain services and facilities for a period of one year. This agreement expired on June 27, 1998. The Company continued to provide services through fiscal 1999, which were billed on a cost reimbursement basis. During 1998, the Company entered into leases for certain of its facilities for manufacturing, laboratory and office space. These leases expired on July 1, 1999 pursuant to the sale of the Company's facility to Plug Power in exchange for 704,315 Plug Power Class A membership interests and the assumption of $6 million in debt by Plug Power. Billings under these agreements amounted to $448 thousand for 1999.

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

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Related Party Transactions (Continued)

The Company made cash infusions into related parties during the fiscal years ended September 30:

(Dollars in thousands)	2001	2000	1999
Plug Power- cash	$ -	$20,500	$6,000
Plug Power- capital commitment in 1998 and funded in 1999	-	-	(4,000)
Plug Power- campus contribution	-	-	367
SatCon-cash	-	7,070	-
Beacon Power- cash	-	6,050	-
	$ -	$33,620	$2,367

On December 27, 2000, the Company entered into a Put and Call with First Albany Companies, Inc. ("FAC") to provide independent credit support for repayment of the loan ("FAC Credit Enhancement") for which the Company paid a fee of $945 thousand. The FAC Credit Enhancement provided FAC with the option, if the price of Plug Power stock fell to $4 per share, to either purchase 6.3 million Plug Power shares pledged as collateral on the loan or take an assignment of KeyBank N.A.'s rights under the Credit Agreement, as amended. The FAC Credit Enhancement could be triggered in the event of a default and was amended on April 27, 2001, the original expiration date, to extend its expiration date to August 27, 2001. The Company paid a fee of $200 thousand for this amendment. The FAC Credit Enhancement could be renewed by the Company and FAC on a monthly basis upon mutually agreeable terms. If the FAC Credit Enhancement expired, and was not replaced, prior to November 3, 2001, the loan would be immediately due and payable. Upon expiration of the FAC Credit Enhancement Agreement, mandatory repayments on any outstanding balance would be required if the Plug Power stock price fell below $20 per share. The FAC Credit Enhancement expired on August 27, 2001 and was not replaced since the Company amended and restated its Credit Agreement with KeyBank, N.A. on August 10, 2001. The new KeyBank agreement does not require a credit enhancement.

On December 27, 2000, the Company entered into two bridge loan agreements with FAC. The first loan was for $945 thousand and was used to pay the purchase price for the FAC Credit Enhancement. The Company pledged 200,000 shares of Plug Power common stock as collateral. The second loan was for $5 million, $3 million of which was used to make a December 27, 2000 principal loan repayment to KeyBank, N.A. and the remaining $2 million was available for working capital. The Company pledged 1 million shares of Plug Power common stock as collateral. Upon mutual agreement of FAC and the Company, the loans may be converted to equity prior to maturity. Both loans bear interest at the Prime Rate and both interest and principal are due on January 3, 2002. On March 30,

2001, the Company made a principal payment to FAC totaling $4 million. On April 30, 2001, the Company made principal and interest payments to FAC totaling $1.445 million and $.117 million, respectively, which reduced the Company's obligations on the FAC Bridge Loans to zero.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Discontinued Operations

The sale of the Company's Technology Division, the sole component of the

Technology segment, to NYFM, Incorporated (a wholly-owned subsidiary of

Foster-Miller, Inc., a Waltham, Massachusetts-based technology company) was completed on March 31, 1998. Accordingly, the Company no longer includes Technology among its reportable business segments. The Technology Division is reported as a discontinued operation as of December 26, 1997, and the consolidated financial statements have been restated to report separately the net assets and operating results of the business. In exchange for the Technology Division's assets, NYFM, Incorporated (a) agreed to pay the Company a percentage of gross sales on an annual basis for a period of five years after the sale as follows: yearly combined gross sales (in excess of $2.5 million) multiplied by .13, .053, .027, for years one, two and three-to-five, respectively; (b) assumed approximately $40 thousand of liabilities; and (c) established a credit for warranty work of approximately $35 thousand. The Company received approximately $41 thousand as contingent sales proceeds from NYFM, Incorporated in 1999. This amount is included in the financial statement line, "Income (loss) from discontinued operations."

During the fourth quarter of fiscal 2000, the Company reversed $400 thousand ($243 thousand, net of tax) of the previously recorded loss on disposal of the Technology Division. The reversal includes estimated reductions in warranty and accounts receivable reserves.

Discontinued operations consist of the following at September 30:
(Dollars in thousands)	2001	2000	1999
Sales	$ -	$ -	$ -
(Loss) income from discontinued operations before income tax	-	-	-
Income tax (benefit)	-	-	-
Net loss from discontinued Operations	$ -	$ -	$ -
Gain on disposal of Division	-	$ 400	$ 41
Income tax expense	-	157	-
Gain on disposal of Division	$ -	$ 243	$ 41

The assets and liabilities of the Company's discontinued operations are as follows at September 30:

(Dollars in thousands)	2001	2000
Assets (primarily accounts receivable)	$ -	$ 30
Liabilities (primarily accrued expenses)	358	261
Net liabilities	$(358)	$(231)

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Discontinued Operations (Continued)

The nature of the net liability for discontinued operations as of September 30, 2001 and the expected period of liquidation are as follows:

(Dollars in thousands):

Nature of (Liabilities)/Assets	Amount	Expected Period of Liquidation
Accounts receivable	$ -	Fiscal 2001
Warranty	(100)	Fiscal 2003
Personnel and wind-down costs	(258)	Fiscal 2002
	$(358)

  Sale of Division/Subsidiary

On October 21, 1999, the Company created a strategic alliance with SatCon Technology Corporation ("SatCon"). SatCon acquired Ling Electronics, Inc. and Ling Electronics, Ltd. ("Ling") from the Company and the Company agreed to provide cash support of approximately $7 million to SatCon. In consideration for the acquisition of Ling and the Company's cash support, the Company received 1,800,000 shares of SatCon's common stock. The Company also received warrants to purchase

36,000 and 64,000 shares of SatCon common stock on October 21, 1999 and January 31, 2000, respectively. The warrants were immediately exercisable at $8.80 per share and expire on October 21, 2003 and January 31, 2004, respectively.

As a part of the SatCon transaction, the Company issued to SatCon warrants to purchase 108,000 and 192,000 shares of the Company's stock on October 21, 1999 and January 31, 2000, respectively. The warrants were immediately exercisable at $12.56 per share and expire on October 21, 2003 and January 31, 2004, respectively. The estimated fair value of these warrants at the dates issued were $4.94 and $16.38 per share, respectively, using a Black-Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options.

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

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Geographic and Segment Information

The Company sells its products on a worldwide basis with its principal markets listed in the table below where information on export sales is summarized by geographic area for the Company as a whole for the years ended September 30:

(Dollars in thousands)
Geographic Area	2001	2000	1999
United States	$6,382	$4,362	$ 9,576
Europe	358	185	1,180
Japan	47	397	787
Pacific Rim	243	387	760
China	38	88	278
Canada	176	20	153
Rest of World	54	119	161
Total Sales	$7,298	$5,558	$12,895

The percentage of total revenues contributed by class of product or service which constitutes more than 10% of consolidated sales in any year are shown below for the years ended September 30:
Test and Measurement Instrumentation	2001	2000	1999
(Dollars in thousands)
Vibration test equipment (Ling)	$ -	$ 140	$ 4,862
Starsine power conditioning (Ling)	-	-	1,333
Parts (Ling)	-	-	2,106
Engine balancing systems (MTI Instruments)	1,088	1,503	1,570
OEM (MTI Instruments)	3,896	1,421	1,169
Capacitance probes and sensors (MTI Instruments)	-	976	-
Fiber optic probes and sensors (MTI Instruments)	-	563	-
Total	$4,984	$4,603	$11,040

The Company operates in two business segments, New Energy and Test and Measurement Instrumentation. The New Energy segment develops new energy technologies and companies and is currently focused on commercializing direct methanol micro fuel cells. The Test and Measurement Instrumentation segment develops, manufactures, markets and services sensing instruments and computer-based balancing systems for aircraft engines; and prior to the sale of Ling in October 1999, vibration test systems and power conversion products. The Company's principal operations are located in North America.

The accounting policies of the New Energy and Test and Measurement Instrumentation segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes, accounting changes, non-recurring items, and interest income and expense. Inter-segment sales are not significant.

In the Test and Measurement Instrumentation Segment, in 2001, one customer accounted for $3.616 million or 49.5% of sales; in 2000, one customer accounted for $1.16 million or 20.9% of sales and one customer accounted for $620 thousand or 11.2% of sales; and no customers accounted for more than 10% of sales in 1999. In 2001, one product line,

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Geographic and Segment Information (Continued)

OEM sales, accounted for 53% of sales compared to 26% in 2000 and 1999.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items and items like income taxes or unusual items, which are not allocated to reportable segments. The reconciling items column includes minority interest in consolidated subsidiary and income tax allocation to equity in holdings' losses. In addition, segments' noncash items include any depreciation and amortization in reported profit or loss. The New Energy segment figures include the Company's activities related to evaluating new energy technologies, companies and growth opportunities, micro fuel cell operations, the Company's holdings in Plug Power, SatCon and Beacon Power and the results of the Company's equity method of accounting for certain holdings. SatCon results are accounted for on a one-quarter lag except for sale of stock which is affected as of the date of sale. The results for Plug Power and SatCon are derived from their unaudited quarterly and audited annual financial statements.

(Dollars in thousands)
September 30, 2001	New Energy	Test and Measurement Instrumentation	Other	Reconciling Items	Consolidated Totals
Revenues	$ -	$ 7,298	$ -	$ -	$ 7,298
Segment profit (loss) from continuing operations before income taxes, equity in holdings' losses and minority interests	32,024	650	(11,938)	-	20,736
Segment profit (loss)	5,230	650	(2,162)	123	3,841
Equity in holdings losses, net of tax	(26,794)	-	-	9,722	(17,072)
Total assets	59,455	2,596	9,206	-	71,257
Holdings, at equity	47,197	-	-	-	47,197
Securities available for sale	6,704	-	-	-	6,704
Capital expenditures	704	44	570	-	1,318
Depreciation and amortization	57	170	1,534	-	1,761

September 30, 2000
Revenues	$ -	$ 5,558	$ -	$ -	$ 5,558
Segment profit (loss) from continuing operations before income taxes, equity in holdings' losses and minority interests	(1,222)	(2,431)	(1,264)	-	(4,917)
Segment profit (loss)	(27,290)	(2,431)	11,125	-	(18,596)
Equity in holdings losses, net of tax	(26,068)	-	-	10,219	(15,849)
Total assets	70,438	2,286	4,292	-	77,016
Holdings, at equity	64,356	-	-	-	64,356
Holdings, at cost	6,050	-	-	-	6,050
Capital expenditures	9	137	140	-	286
Depreciation and amortization	3	130	131	-	264

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Geographic and Segment Information (Continued)

(Dollars in thousands)
September 30, 1999	New Energy	Test and Measurement Instrumentation	Other	Reconciling Items	Consolidated Totals
Revenues	$ -	$ 12,895	$ -	$ -	$ 12,895
Segment profit (loss) from continuing operations before income taxes, equity in holdings' losses and minority interests	-	(1,404)	75	-	(1,329)
Segment profit (loss)	(9,363)	(1,404)	79	-	(10,688)
Equity in holdings losses, net of tax	(9,363)	-	-	-	(9,363)
Total assets	8,710	8,185	14,885	-	31,780
Holdings, at equity	8,710	-	-	-	8,710
Capital expenditures	-	183	2,555	-	2,738
Depreciation and amortization	-	202	379	-	581

The following table presents the details of "Other" segment profit (loss) for the years ended September 30:
(Dollars in thousands)	2001	2000	1999
Corporate and other (expenses) income:
Depreciation and amortization	$(1,534)	$ (131)	$ (379)
Interest expense	(1,970)	(1,943)	(106)
Interest income	384	463	335
Income tax (expense) benefit	(2,678)	12,146	(37)
Other (expense) income, net	3,636	(915)	225
Income (loss) from discontinued operations, net	-	243	41
Gain on sale of division	-	1,262	-
Total income (expense)	$(2,162)	$11,125	$ 79

  Subsequent Events

On November 1, 2001, MTI Micro closed its second round of financing. The Company and DuPont invested $5 million at a $55 million post-money valuation. DuPont maintained its ownership percentage of 5.9%.

In November 2001, MTI Micro signed a teaming agreement with Alliant Integrated Defense Company LLC, an operating company of Alliant Techsystems ("ATK"), to explore military applications for direct methanol micro fuel cells in weapon systems including OICW, the U.S. Army's Objective Individual Combat Weapon.