Form 10-QT
period 2001-12-31
MECHANICAL TECHNOLOGY INC
filed 2002-03-01
CIK 64463

=====================================================================

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

/ / Quarterly report pursuant to Section 13 or 15 (d) of the Securities

Exchange Act of 1934

For the quarterly period ended December 31, 2001

/X/ Transition report pursuant to Section 13 or 15 (d) of the Securities

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

Class	Outstanding at February 25, 2002
Common stock, $1.00 Par Value	35,484,760 Shares

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

INDEX

Part I - Financial Information	Page No.

Consolidated Balance Sheets - December 31, 2001 and September 30, 2001	3-4

Consolidated Statements of Operations - Three months ended December 31, 2001 and 2000	5

Consolidated Statements of Shareholders' Equity - Three months ended December 31, 2001 and 2000	6

Consolidated Statements of Cash Flows - Three months ended December 31, 2001 and 2000	7

Notes to Consolidated Financial Statements	8-21

Management's Discussion and Analysis of Financial Condition and Results of Operations	22-33

Part II Other Information

Item 6 - Exhibits and Reports on Form 8-K	34

Signatures	35

PART I FINANCIAL INFORMATION

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2001 (Unaudited) and

September 30, 2001 (Derived from audited financial statements)

(Dollars in thousands)
	Dec. 31, 2001	Sept. 30, 2001
Assets
Current Assets:
Cash and cash equivalents	$4,127	$ 9,807
Restricted cash equivalents	14	78
Securities available for sale	5,734	6,704
Accounts receivable	902	586
Inventories	1,510	1,674
Notes receivable	25	250
Deferred income taxes	2,315	2,052
Prepaid expenses and other current assets	1,042	1,108
Total Current Assets	15,669	22,259

Derivative asset	194	220
Property, plant and equipment, net	1,548	1,581
Holdings, at equity	38,937	47,197
Total Assets	$56,348	$71,257

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of December 31, 2001 (Unaudited) and

September 30, 2001 (Derived from audited financial statements)

(Dollars in thousands, except share data)
	Dec. 31, 2001	Sept. 30, 2001
Liabilities and Shareholders' Equity

Current Liabilities:
Line of credit	$ 1,000	$ 5,000
Accounts payable	643	807
Accrued liabilities	1,632	1,945
Accrued liabilities - related parties	101	3
Income taxes payable	28	25
Contingent obligation to common stock warrant holders	-	288
Net liabilities of discontinued operations	356	358
Total Current Liabilities	3,760	8,426
Long-Term Liabilities:
Deferred income taxes and other credits	4,406	8,453
Total Liabilities	8,166	16,879

Commitments and Contingencies
Minority interests	574	331

Shareholders' Equity
Common stock, par value $1 per share, authorized 75,000,000; issued 35,505,010 in December 2001 and September 2001	35,505	35,505
Paid-in-capital	67,045	65,103
Accumulated deficit	(54,913)	(41,328)
	47,637	59,280
Accumulated Other Comprehensive Loss:
Unrealized loss on available for sale securities, net of tax	-	(5,204)

Common stock in treasury, at cost, 20,250 shares in December 2001 and September 2001	(29)	(29)
Total Shareholders' Equity	47,608	54,047

Total Liabilities and Shareholders' Equity	$ 56,348	$71,257

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share data)
	Three months ended
	Dec. 31, 2001	Dec. 31, 2000
Revenue:
Product Revenue	$ 1,246	$ 1,638
Funded research and development	90	-
Total revenue	1,336	1,638
Operating costs and expenses:
Cost of product revenue	688	715
Research and product development expenses:
Funded research and product development expenses	187	-
Unfunded research and product development expenses	874	446
Total research and product development expenses	1,061	446
Selling, general and administrative expenses	1,357	1,521
Operating loss	(1,770)	(1,044)
Interest expense	(15)	(717)
Loss on derivatives	(26)	(729)
Gain on derivatives, Company stock	165	-
Impairment losses (Note 8)	(15,433)	-
Other expense, net	(82)	(39)
Loss from operations before income taxes, equity in holdings' losses and minority interests	(17,161)	(2,529)
Income tax benefit	6,788	982
Equity in holdings' losses, net of tax	(3,316)	(4,872)
Minority interest in losses of consolidated subsidiary	104	-
Loss before cumulative effect of change in accounting principle	(13,585)	(6,419)
Cumulative effect of accounting change for derivative financial instruments, net of tax	-	6,110
Net loss	$(13,585)	$ (309)
Earnings (Loss) per Share (Basic and Diluted):
Loss before cumulative effect of change in accounting principle	$ (.38)	$ (.18)
Cumulative effect of accounting change for derivative financial instruments	-	.17
Loss per share	$ (.38)	$ (.01)

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

(Dollars in thousands)

	Three months ended
COMMON STOCK	Dec. 31, 2001	Dec. 31, 2000
Balance, October 1	$ 35,505	$ 35,437
Issuance of shares - options	-	6
Balance, December 31	$ 35,505	$ 35,443
PAID-IN-CAPITAL
Balance, October 1	$ 65,103	$ 54,790
Issuance of shares - options	-	(1)
Plug Power holding, net of taxes	131	349
SatCon holding, net of taxes	1,677	46
MTI MicroFuel Cell investment	46	-
Reclassification of common stock warrants from liability to equity, net of taxes	75	-
Compensatory stock options issued	13	(52)
Stock option exercises recognized differently for financial reporting and tax purposes	-	15
Balance, December 31	$ 67,045	$ 55,147
ACCUMULATED DEFICIT
Balance, October 1	$(41,328)	$(45,169)
Net income (loss)	(13,585)	(309)
Balance, December 31	$(54,913)	$(45,478)
ACCUMULATED OTHER COMPREHENSIVE INCOME:
UNREALIZED (LOSS) GAIN ON AVAILABLE FOR SALE SECURITIES, NET OF TAXES
Balance, October 1	$(5,204)	$ -
Change in unrealized (loss) gain on available for sale securities, net of taxes	5,204	14,470
Balance, December 31	$ -	$ 14,470
TREASURY STOCK
Balance, October 1	$ (29)	$ (29)
Balance, December 31	$ (29)	$ (29)
SHAREHOLDERS' EQUITY
Balance, December 31	$ 47,608	$ 59,553
TOTAL COMPREHENSIVE INCOME (LOSS):
Net loss	$(13,585)	$ (309)
Other comprehensive income:
Change in unrealized gain (loss) on available for sale securities, net of tax	5,204	14,470
Total comprehensive (loss) income	$ (8,381)	$ 14,161

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)
	Three months ended
	Dec. 31, 2001	Dec. 31, 2000
Operating Activities
Net loss	$(13,585)	$ (309)
Adjustments to reconcile net loss to net cash used
by operations:
Cumulative effect of accounting change for derivative financial instruments (gross)	-	(9,986)
Loss on derivatives	26	729
Gain on derivatives, Company stock	(165)	-
Impairment losses	15,433	-
Loss on warrant issued by subsidiary	98	-
Minority interest	(104)	-
Depreciation and amortization	128	120
Equity in losses of equity holdings (gross)	5,485	7,962
Deferred income taxes and other credits	(9,034)	(202)
Stock option compensation	13	(52)
Changes in operating assets and liabilities:
Accounts receivable	(316)	(240)
Inventories	164	(217)
Prepaid expenses and other current assets	52	42
Accounts payable	(164)	275
Income taxes	3	-
Accrued liabilities - related parties	98	(3)
Accrued liabilities	(313)	248
Net cash used by operations	(2,181)	(1,633)

Discontinued Operations:
Change in net liabilities/assets	(2)	-
Net cash used by discontinued operations	(2)	-
Net cash used by operating activities	(2,183)	(1,633)

Investing Activities
Purchases of property, plant and equipment	(81)	(34)
Change in restricted cash equivalents, net	64	75
Principal payments from notes receivable	225	22
Net cash provided by investing activities	208	63

Financing Activities
Net payments under bank line-of-credit	(4,000)	(1,800)
Net borrowings under related party debt	-	3,945
Financing costs	-	(1,160)
Net proceeds from subsidiary stock issuance	295	-
Proceeds from stock option exercises	-	5
Net cash (used) provided by financing activities	(3,705)	990
Decrease in cash and cash equivalents	(5,680)	(580)
Cash and cash equivalents - beginning of period	9,807	1,552
Cash and cash equivalents - end of period	$ 4,127	$ 972

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Basis of Presentation

  In the opinion of management the accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the fiscal year ended September 30, 2001.

  Change in Year-End

  On February 13, 2002, the Company changed its fiscal year-end from September 30 to December 31, effective with the calendar year beginning January 1, 2002. A three-month transition period from October 1, 2001 through December 31, 2001 (the "Transition Period") precedes the start of the 2002 fiscal year. "2001" refers to fiscal periods in the year ended September 30 and the Transition Period refers to the three months ended December 31, 2001. This new fiscal year makes the Company's annual and quarterly reporting periods consistent with those used by Plug Power Inc. and permits the Company to continue to account for its holdings in Plug Power on a timely basis.

  Revenue Recognition

The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin (SAB) No. 101, "Revenue Recognition." Product revenue is recognized when there is persuasive evidence of an arrangement, delivery of the product to the customer or distributor has occurred, at which time title generally is passed to the customer or distributor, and the Company has determined that collection of a fixed fee is probable, all of which occur upon shipment of the product. If the product requires installation to be performed by the Company, all revenue related to the product is deferred and recognized upon the completion of the installation. The Company provides for a warranty reserve at the time the product revenue is recognized.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Revenue Recognition (Continued)

The Company performs funded research and development for government agencies under cost reimbursement contracts, which generally require the Company to absorb up to 50% of the total costs incurred. Cost reimbursement contracts provide for the reimbursement of allowable costs. Such contracts require the Company to deliver research and tangible developments in fuel cell technology, and system design and prototype fuel cell systems for test and evaluation by the government agency. Revenues are recognized in proportion to the costs incurred.

Included in accounts receivable are billed and unbilled work-in-progress on cost reimbursed government contracts. Total estimated cost to complete a contract in excess of the awarded contract amounts are charged to operations during the period such costs are estimated. While the Company's accounting for these contract costs are subject to audit by the sponsoring agency, in the opinion of management, no material adjustments are expected as a result of such audits. Cost of product revenue includes material, labor and overhead. Costs incurred in connection with funded research and development arrangements are included in funded research and product development expenses.

  Reclassification

  Certain 2001 amounts have been reclassified to conform with the 2002 presentation.

  Derivative Accounting, Company Stock

The Company accounts for derivatives potentially settled in the Company's own stock in accordance with Emerging Issues Task Force Issue EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The Standard requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, the Company determined that outstanding warrants as of June 30, 2001 to purchase 300,000 shares of the Company's Common Stock issued to

SatCon Technology Corporation should be designated as a liability. Effective June 30, 2001, the fair value of all such warrants were reclassified from equity to liabilities with subsequent changes in the fair value included in the results of operations. During the three months ended December 31, 2001, the Company recognized a gain of $.165 million related to the change in fair value of these warrants.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Derivative Accounting, Company Stock (Continued)

The classification of these warrants is reassessed periodically. As a result of the amendment to the SatCon warrant agreements on December 28, 2001, requiring the Company to settle the warrants, when exercised, in common stock, the warrants were reclassified from liability to equity and further changes in the fair value of the warrants are no longer reported in results of operations.

  Inventories

  Inventories consist of the following at:

(Dollars in thousands)	Dec. 31, 2001	Sept.30, 2001
Finished goods	342	$ 272
Work in process	479	693
Raw materials, components and assemblies	689	709
	$1,510	$1,674

  Holdings, at equity

The principal components of the Company's holdings, at equity consist of the following:
Holding	Recorded Book Value ($ in millions)	Quoted Market Price per Nasdaq	Calculated Market Value per Nasdaq ($ in millions)	Ownership	Shares
December 31, 2001
Plug Power Inc.	$32.177	$8.74	$104.830	23.83%	11,994,315
SatCon Technology Corporation	6.760	$5.20	6.760	7.86%	1,300,000
Total	$38.937		$111.590

September 30, 2001
Plug Power Inc.	$36.027	$9.62	$115.385	23.9%	11,994,315
SatCon Technology Corporation	11.170	$4.86	6.318	8.05%	1,300,000
	$47.197		$121.703

Summarized below is financial information for Plug Power and SatCon, as derived from published financial reports. Plug Power's fiscal year ends December 31 and SatCon's fiscal year ends September 30. Our holdings in SatCon are accounted for on a one-quarter lag.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Holdings, at equity (Continued)
(Dollars in thousands)	SatCon		Plug Power
Balance Sheet	As of Sept.30, 2001	As of Jun.30, 2001	As of Dec.31,2001	As of Sept.30, 2001
Current assets	$42,466	$44,802	$100,565	$111,212
Non-current assets	26,310	24,621	50,809	53,607
Current liabilities	12,842	9,302	10,199	7,737
Non-current liabilities	1,423	1,723	6,172	6,534
Stockholders' equity	54,511	58,398	135,003	150,548

	3 Months Ended	3 Months Ended	3 Months Ended	3 Months Ended
Results of Operations	Sept.30, 2001	Sept.30, 2000	Dec.31, 2001	Dec.31, 2000
Gross Revenues	10,015	10,261	2,505	1,480
Gross (loss) profit	(377)	2,263	(2,207)	(1,143)
Net loss	(9,256)	(2,235)	(17,070)	(22,312)

SatCon's Form 10-Q for the three months ended December 29, 2001 included the following information:
(Dollars in thousands) Balance Sheet	As of Dec. 29, 2001
Current assets	35,352
Non-current assets	25,183
Current liabilities	12,132
Non-current liabilities	1,104
Stockholders' equity	47,299

Results of Operations	3 Months Ended Dec. 29, 2001
Gross Revenues	8,340
Gross profit	687
Net loss	5,397

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Holdings, at equity (Continued)

Plug Power Inc.

The following is a roll forward of the Company's accounting for holdings in Plug Power:

(Dollars in thousands)	Three months ended Dec. 31, 2001	Twelve months ended Sept.30, 2001

Holdings balance, October 1	$ 36,027	$ 48,372
Share of Plug Power losses gross	(4,069)	(22,101)
Sale of shares	-	(4,708)
Equity adjustment for share of third-party investments in Plug Power which increased equity	219	14,464
Holdings balance, December 31	$ 32,177	$ 36,027

There is no difference between the carrying value of the Company's holdings in Plug Power and its interest in the underlying equity at December 31, 2001 or September 30, 2001.

SatCon Technology Corporation

The following is a roll forward of the Company's accounting for holdings in SatCon:

(Dollars in thousands)	Three months ended Dec. 31, 2001	Twelve months ended Sept.30, 2001
Holdings balance, October 1	$11,170	$ 15,984
Share of SatCon losses on one-quarter lag, gross	(727)	(1,938)
Sale of shares	-	(4,296)
Amortization of embedded difference between the Company's basis and calculated ownership of underlying equity, one-quarter lag	(688)	(2,755)
Impairment loss (see Note 8)	(5,790)	-
Equity adjustment for share of third-party investments in SatCon which increased equity, one-quarter lag	2,795	4,175
Holdings balance, December 31	$ 6,760	$11,170

The difference between the carrying value of the Company's holdings in SatCon and its interest in the underlying equity (on a one-quarter lag basis) consists of the following:
	Dec. 31,	Sept.30,
(Dollars in thousands)	2001	2001
Calculated ownership	$ 4,285	$ 4,704
Embedded difference(goodwill) (Note 16)	2,475	6,466
Carrying value of investment in SatCon	$ 6,760	$11,170
  Securities available for sale

Securities available for sale are classified as current assets. Accumulated net unrealized gains (losses) are charged to Other Comprehensive Income.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Securities available for sale (Continued)

As of December 31, 2001, securities available for sale consist of Beacon Power common stock. The book basis of Beacon Power common stock includes the following:
(Dollars in thousands)
Capital contributions during 2000 - cash	$ 6,050
Cash-less warrant exercise during 2001	8,500
Stock received as pro rata distribution from SatCon during 2001	827
Impairment loss during the Transition Period (see Note 8)	(9,643)
Securities book basis and market value	$ 5,734

As of December 31, 2001, the Company owns 4,410,797 shares, approximately 10.3%, of Beacon Power common stock.

  Impairment losses

The Company regularly reviews its holdings and securities available for sale to determine if any declines in value of those holdings are other than temporary. The Company assesses whether declines in the value of its holdings and securities in publicly traded companies, measured by comparison of the current market price of the securities to the carrying value of the Company's holdings and securities, are considered to be other than temporary based on factors that include (1) the length of time carrying value exceeds fair market value, (2) the Company's assessment of the financial condition and the near term prospects of the investee companies, and (3) the Company's intent with respect to the holdings and securities.

During the year, the slowing economy has had a negative impact on the equity value of companies in the new energy sector. In light of these circumstances and based on the results of the reviews described above, the Company recorded a $15.433 million other than temporary impairment charge for the three months ended December 31, 2001 with respect to its holdings in publicly traded companies. The pre-tax impairment loss recorded for holdings, at equity, was $5.790 million for the impairment of the Company's holdings in SatCon (see Note 6). The pre-tax impairment loss recorded for securities available for sale (common stock of Beacon Power) previously recorded as Accumulated Other Comprehensive Loss was $9.643 million (see Note 7).

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Income Taxes

The Company's effective tax rates for the three months ended December 31, 2001 and 2000 were as follows:
For the three months ended Dec. 31, 2001 Dec. 31, 2000
Tax rate	(39.55)%	(38.81)%

Income tax expense (benefit) consists of the following:

(Dollars in thousands)	For the three months ended Dec. 31, 2001 Dec. 31, 2000
Operations before equity in holdings' losses and change in accounting principle
Federal	$ 16	$ -
State	85	6
Deferred	(6,889)	(988)
(6,788)		(982)
Equity in holdings' losses
Federal	-	-
State	-	-
Deferred	(2,169)	(3,090)
(2,169)		(3,090)
Total continuing operations	(8,957)	(4,072)
Change in accounting principle for equity method accounting
Federal	-	-
State	-	-
Deferred	-	3,876
Total change in accounting principle	-	3,876
	$(8,957)	$ (196)
Items charged (credited) directly to stockholders' equity:
Increase in additional paid-in capital for equity holdings, and warrants and options issued - Deferred	$ 1,206	$ 263
Decrease (increase) in unrealized loss on available for sale securities - Deferred	3,469	9,646
Expenses for employee stock options recognized differently for financial reporting/tax purposes - Federal	-	(15)
Increase in additional paid-in-capital for reclassification of common stock warrants from liability to equity	49	-
	$ 4,724	$ 9,894

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Income Taxes (Continued)

  The deferred tax assets and liabilities consist of the following tax effects relating to temporary differences and carryforwards:

(Dollars in thousands)	Dec. 31, 2001	Sept. 30, 2001
Current deferred tax assets:
Loss provisions for discontinued operations	$ 142	$ 143
Bad debt reserve	277	277
Inventory valuation	27	27
Inventory capitalization	12	12
Securities available for sale	1,344	956
Vacation pay	94	78
Warranty and other sale obligations	33	29
Stock options	237	232
Contingent liability warrant holders	-	115
Other reserves and accruals	149	183
	2,315	2,052
Valuation allowance	-	-
Net current deferred tax assets	$ 2,315	$ 2,052
Noncurrent deferred tax assets (liabilities):
Net operating loss	$ 3,117	$ 2,360
Property, plant and equipment	(82)	(82)
Holdings, at equity	(7,314)	(10,618)
Derivatives	(78)	(88)
Other	201	201
Research and development tax credit	459	459
Alternative minimum tax credit	609	609
	(3,088)	(7,159)
Valuation allowance	(1,144)	(1,144)
Other credits	(174)	(150)
Noncurrent net deferred tax liabilities and other credits	$(4,406)	$(8,453)

  Debt

As of December 31, 2001, the Company had a $10 million Credit Agreement with KeyBank, N.A. dated as of August 10, 2001 ("the $10 million Credit Agreement"). As of December 31, 2001, the Company had $1 million outstanding under this line of credit.

As of December 31, 2001, the market value of Plug Power common stock was $8.74 per share which means the amount available on the line of credit was $7.5 million of which $1 million was outstanding, leaving $6.5 million available under the facility.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Earnings per Share

The amounts used in computing earnings per share ("EPS") and the effect on income and the weighted average number of shares of potentially dilutive securities are as follows:

	For the three months ended
(Dollars in thousands)	Dec. 31, 2001	Dec. 31, 2000
Loss before cumulative effect of change in accounting principle	$(13,585)	$(6,419)
Basic and Diluted EPS:
Common shares outstanding, beginning of period	35,484,760	35,417,035
Weighted average common shares issued during the period	-	4,803
Weighted average shares outstanding	35,484,760	35,421,838
Loss per weighted average share before cumulative effect of change in accounting principle	$ (.38)	$ (.18)

At December 31, 2001, options to purchase 3,182,900 shares of common stock at prices ranging from $.54 to $21.92 per share and warrants to purchase 300,000 shares of common stock at $12.56 per share were outstanding but were not included in the computation of EPS-assuming dilution because the Company incurred a loss during this period and inclusion would be anti-dilutive.

At December 31, 2000, options to purchase 3,171,075 shares of common stock at prices ranging from $.54 to $21.92 per share and warrants to purchase 300,000 shares of common stock at $12.56 per share were outstanding but were not included in the computation of EPS-assuming dilution because the Company incurred a loss during this period and inclusion would be anti-dilutive.

  Equity in Holdings' Losses, Net of Tax

  The Company's holdings' losses, net of tax, accounted for under the equity method is as follows:

	Three months ended
	Dec. 31, 2001	Dec. 31, 2000
Plug Power	$(2,460)	$(4,272)
SatCon, including amortization of embedded difference	(856)	(600)
	$(3,316)	$(4,872)

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Cash Flows - Supplemental Information

(Dollars in thousands)	Three months ended December 31,
	2001	2000
Non-cash Investing and Financing Activities:
Additional holdings and paid-in-capital resulting from other investors' investments in Plug Power Inc.	$ 219	$ 582
Additional holdings and paid-in-capital resulting from other investors' investments in SatCon Technology Corporation	2,795	76
Additional paid-in-capital resulting from stock option exercises treated differently for financial reporting and tax purposes	-	15
Holdings in Beacon Power Corporation - warrant exercise to convert derivative asset to common stock	-	8,500
Contingent obligation to common stock warrant holders	(124)	-
Additional investment and paid-in-capital resulting from other investors' investments in MTI MicroFuel Cells Inc.	46	-

  Segment Information

The Company operates in two business segments, New Energy and Test and Measurement Instrumentation. The New Energy segment is currently focused on commercializing direct methanol micro fuel cells. The Test and Measurement Instrumentation segment develops, manufactures, markets and services sensing instruments and computer-based balancing systems for aircraft engines.

The Company evaluates performance based on profit or loss from operations before income taxes, accounting changes, non-recurring items and interest income and expense. Inter-segment sales are not significant.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items and items like income taxes or unusual items, which are not allocated to reportable segments. The "Reconciling Items" column includes minority interest in consolidated subsidiary and income tax allocation to equity in holdings' losses. In addition, segments' noncash items include any depreciation and amortization in reported profit or loss. The New Energy segment figures include the Company's activities related to micro fuel cell operations, the Company's holdings in Plug Power, SatCon and Beacon Power and the results of the Company's equity method of accounting for certain holdings. SatCon results are accounted for on a one-quarter

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Segment Information (Continued)

lag except for sale of stock which is affected as of the date of sale. The results for Plug Power and SatCon are derived from their published quarterly and annual financial statements.
(Dollars in thousands) Three months ended Dec. 31, 2001	New Energy	Test and Measurement Instrumentation	Other	Reconciling Items	Consolidated Totals
Revenues	$ 90	$ 1,246	$ -	$ -	$ 1,336
Research and product development expenses	776	285	-	-	1,061
Selling, general and administrative expenses	586	518	253	-	1,357
Equity in holdings' losses	(5,485)	-	-	2,169	(3,316)
Impairment losses	(15,433)	-	-	-	(15,433)
Segment (loss) profit	(22,394)	(326)	9,031	104	(13,585)
Total assets	47,074	2,529	6,745	-	56,348
Holdings, at equity	38,937	-	-	-	38,937
Securities available for sale	5,734	-	-	-	5,734
Capital expenditures	74	7	-	-	81
Depreciation and amortization	45	38	45	-	128
Three months ended Dec. 31, 2000
Revenues	$ -	$ 1,638	$ -	$ -	$ 1,638
Research and product development expenses	160	286	-	-	446
Selling, general and administrative expenses	729	515	277	-	1,521
Equity in holdings' losses	(7,962)	-	-	3,090	(4,872)
Segment profit (loss)	395	60	(764)	-	(309)
Total assets	96,522	2,802	4,544	-	103,868
Holdings, at equity	57,052	-	-	-	57,052
Securities available for sale	38,666	-	-	-	38,666
Capital expenditures	20	14	-	-	34
Depreciation and amortization	4	43	73	-	120

The following table presents the details of "Other" segment profit (loss):
	Three months ended
(Dollars in thousands)	Dec. 31, 2001	Dec. 31, 2000
Corporate and Other (Expenses) Income:
Depreciation and amortization	$ (45)	$ (73)
Interest expense	(15)	(717)
Interest income	29	38
Income tax benefit	8,957	196
Other expense, net	105	(208)
Total expense	$ 9,031	$ (764)

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Related Party Transactions

In July 2001, MTI MicroFuel Cells Inc. ("MTI Micro"), a subsidiary of the Company, entered into a Joint Venture Agreement with E.I. DuPont de Nemours and Company ("Dupont"), a minority shareholder in MTI Micro, to undertake a research and development program funded by the Advanced Technology Program of the National Institute of Standards and Technology ("NIST"). As the program administrator, MTI Micro submits all bills from Dupont to NIST for payment.

In connection with NIST billings, as of December 31, 2001, the Company has a liability to Dupont for approximately $101 thousand. This liability is included in the financial statement line "Accrued liabilities - related parties."

  Subsequent Events

Sales of Holdings

During January 2002, the Company had structured sales of Plug Power and SatCon shares as follows:

(Dollars in thousands)

Company	Number of Shares	Proceeds from Sales
Plug Power	300,000	$2,902
SatCon	112,500	680
		$3,582

  Effect of Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Accounting for Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These Statements modify accounting for business combinations after June 30, 2001 and will affect the Company's treatment of goodwill and other intangible assets starting with fiscal years beginning after December 15, 2001. SFAS 142 will require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the Statement's criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminate lives will cease. The Company is currently reviewing this Statement to determine its effect on the Company's financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Effect of Recent Accounting Pronouncements (Continued)

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

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB No. 30. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001. This Statement specifies how impairment will be measured and how impaired assets will be classified in the financial statements. The Company does not believe the adoption of this Statement will have a material impact on its financial statements.

  Contingencies

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

Until fiscal 2001, the Company qualified for a safe harbor exemption under the Investment Company Act based upon the level of ownership of shares of Plug Power and influence over its management or policies. However, since we sold some of our shares of Plug Power during fiscal 2001, this safe harbor exemption is no longer available.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Contingencies (Continued)

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

Critical Accounting Policies and Estimates

MTI's discussion and analysis of its financial condition and results of operations are based upon MTI's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires MTI to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, MTI evaluates its estimates, including those related to revenue recognition, inventories, bad debts, holdings, derivative instruments, income taxes, contingencies and litigation. MTI bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

MTI believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

MTI recognizes revenue from product sales in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition." Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and we have determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product as the products are shipped FOB shipping point. We provide for a warranty reserve at the time the product revenue is recognized.  We perform funded research and development and product development for government agencies under cost reimbursement contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs. Revenue from reimbursement contracts is recognized as services are performed. In these contracts, we receive periodic progress payments and retain the rights to the intellectual property developed in government contracts. All payments made to MTI for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Department of Commerce. Adjustments are recognized in the period made. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates (Continued)

MTI maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of MTI's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

MTI writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

MTI holds minority interests in companies having operations or technology in areas within its strategic focus, all of which are publicly traded and have highly volatile share prices. MTI records a holding impairment charge when it believes a holding has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying holdings could result in significant losses and an inability to recover the carrying value of the holdings, thereby possibly requiring an impairment charge in the future.

MTI records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While MTI has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event MTI were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should MTI determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Results of Operations

Change in Year-End On February 13, 2002, the Company changed its fiscal year-end from September 30 to December 31, effective with the calendar year beginning January 1, 2002. A three-month transition period from October 1, 2001 through December 31, 2001 (the "Transition Period") precedes the start of the 2002 fiscal year. "2001" refers to fiscal periods in the year ended September 30 and the Transition Period refers to the three months ended December 31, 2001. This new fiscal year makes the Company's annual and quarterly

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

Change in Year-End (Continued)

reporting periods consistent with those used by Plug Power Inc. and permits the Company to continue to account for its holdings in Plug Power on a timely basis.

Product Revenue. Product revenue for the three months ended December 31, 2001 totaled $1.246 million compared to $1.638 million for the same period in the prior year, a decrease of $.392 million, or 23.9%. This decrease in sales is primarily the result of decreased sales to OEM customers partially offset by increases in engine balancing and semiconductor sales.

Funded Research and Development Revenue. Funded research and development revenue was $.090 million for the three months ended December 31, 2001. This amount reflects the commencement of billings under the Advanced Technology Program (ATP) of the National Institute of Standards and Technology (NIST) contract to research and develop a micro fuel cell for use in portable electronics.

Cost of Product Revenue. Cost of product revenue for the three months ended December 31, 2001 decreased by $.027 million or 3.8% from $.715 million for the same period in the prior year to $.688 million. The decrease was primarily due to decreased sales. Gross profit from product revenue decreased to 44.8% of product revenue for the three months ended December 31, 2001 from 56.3% of product revenue for the same period in the prior year. Gross profits decreased for the three months ended December 31, 2001 due to higher overhead absorption resulting from decreased sales levels.

Funded Research and Product Development Expenses. Funded research and product development expenses were $.187 million for the three months ended December 31, 2001. The costs are attributable to funded research and product development expenses from the NIST ATP Program.

Unfunded Research and Product Development Expenses. Unfunded research and product development expenses increased by $.428 million or 96% to $.874 million for the three months ended December 31, 2001 from $.446 million for the same period in the prior year. These increases reflect the Company's commitment to developing its micro fuel cell business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $.164 million to $1.357 million for the three months ended December 31, 2001 as compared to $1.521 million for the same period in the prior year, a 10.8% decrease. This decrease is primarily the result of reduced expense for incentive

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

Selling, General and Administrative Expenses. (Continued)

compensation, since future incentives are expected to be in the form of stock options, partially offset by an increase in labor associated with the expansion of micro fuel cell operations.

Operating Loss. Operating loss increased $.726 million to an operating loss of $1.770 million for the three months ended

December 31, 2001 as compared to $1.044 million for the same period in the prior year, a 69.5% increase. This increase results from increased expenses for administration and research and product development costs at MTI Micro and decreases in gross profits at MTI Instruments.

Cumulative Effect of Change in Accounting Principle. As of October 1, 2000, the Company recorded a $6.110 million unrealized gain, net of tax, from the adoption of SFAS No.133 "Accounting for Derivative Instruments and Hedging Activities."

Derivative Gains(Losses). The Company recorded a $.165 million gain on derivative accounting for Company's own stock during the three months ended December 31, 2001. The Company also recorded net losses of $.026 and $.729 million on derivative accounting for the three months ended December 31, 2001 and December 31, 2000, respectively. Changes in derivative fair values, calculated using the Black-Scholes pricing model, are recorded on a quarterly basis.

Impairment Losses. For the three months ended December 31, 2001, the Company recorded a $15.433 million charge for impairment losses for other than temporary decline in the value of certain available-for-sale securities ($9.643 million) and equity method investments ($5.790 million).

Interest Expense. Results during the three months ended December 31, 2001 were affected by interest expense of $.015 million compared to $.717 million for the same period in the prior year. The decrease in expense for the three month period results from decreases in the amount of debt outstanding and prime interest rate since last year.

Equity in Holdings' Losses, Net of Tax. In the three months ended December 31, 2001, the Company recorded a $3.316 million loss, net of tax, from the recognition of the Company's proportionate share of losses in equity holdings compared to $4.872 million, net of tax, for the comparable period in the prior year.

Equity in holdings' losses results from the Company's minority ownership in certain companies, which are accounted for under the equity method of accounting. Under the equity method of accounting,

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

Equity in Holdings' Losses, Net of Tax. (Continued)

the Company's proportionate share of each company's operating losses and amortization of the Company's net excess investment over its equity in each company's net assets is included in equity in holdings losses. Equity in holdings' losses for the three months ended December 31, 2001 and 2000 includes the results from the Company's minority ownership in Plug Power and SatCon. The Company expects these companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

Equity in holdings' losses includes a loss, before taxes, from Plug Power of $4.069 million for the three months ended December 31, 2001 compared to $6.982 million for the three months ended December 31, 2000. The decrease is a combination of Plug Power's reduction in expenses and the result of the Company's decrease in ownership of Plug Power since 2000. Equity in holdings' losses, before taxes, for the three months ended December 31, 2001 also includes our proportionate share of losses from SatCon of $.727 million compared to $.291 million for the three months ended December 31, 2000; and embedded difference (the difference between the carrying value of the Company's holdings and its interest in the underlying equity) amortization of $.688 and $.689 million for the three months ended December 31, 2001 and December 31, 2000, respectively. SatCon is accounted for on a one-quarter lag and includes results of SatCon through September 30, 2001.

Income Tax (Benefit) Expense. The tax rate for the three months ended December 31, 2001 is (39.55%) compared to the rate for the three months ended December 31, 2000 of (38.81%). These tax rates are primarily due to losses generated by operations, availability of net operating losses and changes in deferred tax liabilities associated with the accounting for holdings in and recognition of the Company's proportionate share of losses from Plug Power and SatCon and its investment in derivatives and marketable securities. Further, as a result of ownership changes in 1996, the availability of net operating loss carryforwards to offset future taxable income will be limited pursuant to the Internal Revenue Code.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Inventory and accounts receivable turnover ratios and their changes for the three months ended December 31 are as follows:

	2001	2000	Change
Inventory	0.42	0.52	(0.10)
Accounts receivable	1.85	1.97	(0.12)

The change in the inventory turnover ratio is the result of sales reduction and inventory levels for new semi-conductor products.

The change in the accounts receivable turnover ratio is the result of sales reduction.

Inventories at December 31, 2001 of $1.510 million reflect inventory levels for MTI Instruments required to support expected sales levels in fiscal 2002.

Working capital of $11.909 million at December 31, 2001 reflects a $1.924 million decrease from $13.833 million at September 30, 2001. This decrease primarily reflects debt repayments of $4.0 million coupled with a $.970 million decrease in fair value for the Beacon Power investment and net cash used in operating, investing and financing activities.

At December 31, 2001, cash and cash equivalents were $4.127 million versus $9.807 million at September 30, 2001. Net cash used by operating activities for the three months ended December 31, 2001 amounted to $2.183 million, as compared to $1.633 million in the prior year. Accounts receivable increased due to the timing of sales during the quarter. Accounts receivable totaled $.902 million as of December 31, 2001 as compared to $.586 million as of September 30, 2001, or a 53.9% increase.

As of December 31, 2001, the Company had a $10 million Credit Agreement with KeyBank, N.A. dated as of August 10, 2001 ("the $10 million Credit Agreement"). As of December 31, 2001, the Company had $1 million outstanding under this line of credit.

As of December 31, 2001, the market value of Plug Power common stock was $8.74 per share which means the amount available on the line of credit was $7.5 million of which $1 million was outstanding, leaving $6.5 million available under the facility.

The $10 million Credit Agreement requires the Company to meet certain covenants, including maintenance of a debt service reserve account

(equal to 3 months of interest payments on outstanding debt), minimum Plug Power share price and pledge additional collateral and maintain

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition (Continued)

an additional collateral value, if required, based on the Plug Power share price falling below $10 per share. Additional collateral consisting of 500,000 shares of SatCon common stock was pledged in August 2001, when the market value of Plug Power common stock fell below $10 per share. Although the price of Plug Power stock has fluctuated since that date, the Company has not requested that the additional collateral be released. The Company was in compliance with these covenants as of December 31, 2001.

Capital spending during the first three months of fiscal 2002 was $.081 million, an increase from the comparable period in fiscal 2001 where capital spending totaled $.034 million. Capital spending during fiscal 2002 included furniture, computers, software, manufacturing and laboratory equipment. Total additional capital spending during fiscal 2002 is expected to be approximately $2.050 million for computers, furniture, facilities fit-up, laboratory and manufacturing equipment.

The Company anticipates that it will be able to meet the liquidity needs of its operations for the next year from current cash resources, borrowings under its $10 million line of credit, government contract revenues, equity financings, and sale of assets. However, there can be no assurance that the Company will not require additional financing within this time frame or that any additional financing will be available to the Company on terms acceptable to the Company, if at all.

The Company's share of the Advanced Technology Program awarded by the National Institute of Standards and Technology (NIST) is $3.3 million. The Company began incurring costs under this program during December 2001. The award is to carry out a three-year, $9.3 million cost-shared program to research and develop a micro fuel cell for use in portable electronics.

As of December 31, 2001, the Company had a net of $6.5 million of available borrowing capacity under its $10 million Credit Agreement. If the market value of Plug Power common stock falls below $8 per share the facility is reduced to $5 million and if the value falls below $7 per share the facility is reduced to zero. Further, proceeds from the sale of assets are subject to fluctuations in the market value of Plug Power, SatCon and Beacon as well as securities laws and other agreements detailed below.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition (Continued)

During January 2002, the Company made structured sales of both Plug Power and SatCon common stock as follows:

Company	Number of Shares Sold	Net Proceeds from Sales
Plug Power	300,000	$2.902 million
SatCon	112,500.680
		$3.582

The future sale of holdings in Plug Power, SatCon and Beacon Power will generate taxable income or loss which is different from book income or loss due to the tax bases in these assets being significantly different from their book bases and the small available net federal operating loss carryforwards available to offset income. Book and tax bases as of December 31, 2001 are as follows:

Holdings	Shares Held	Average Book Basis	Average Tax Basis
Plug Power	11,994,315	$2.68	$0.96
SatCon	1,300,000	5.20	7.06
Beacon Power	4,410,797	1.30	2.06

As of December 31, 2001, the Company has holdings in Plug Power, SatCon and Beacon Power securities. Each of these securities is currently traded on the Nasdaq National Market and is therefore subject to market conditions. In addition, our shares of Plug Power were subject to an underwriter's lockup prohibiting sale until October 25, 2001. When acquired, each of these securities was unregistered.

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

Plug Power's Form 10-K for the year ended December 31, 2001 has not been filed and is not due until April 1, 2002. Plug Power's most recent Form 10-Q filed for the period ended September 30, 2001 disclosed the following:

Plug Power's cash requirements depend on numerous factors, including product development activities, ability to commercialize its fuel cell systems, market acceptance of its systems and other factors.

Plug Power expects to devote substantial capital resources to continue its development programs directed at commercializing fuel cell systems worldwide, to hire and train production staff, develop and expand manufacturing capacity, and continue research and development activities. Plug Power will pursue the expansion of its development through internal growth and strategic acquisitions and expects such activities will be funded from existing cash and cash equivalents, issuance of additional equity or debt securities, or additional borrowings subject to market and other conditions. In July 2001, Plug Power completed a public equity financing raising $51.6 million in net proceeds after fees and expenses. Simultaneous with the closing of the public financing, Plug Power closed a private equity financing raising an additional $9.6 million in net proceeds. Plug Power believes that its current cash balances, including the recently completed financings are sufficient to fund operations through 2003.

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

As disclosed in SatCon's Form 10-Q filed for the period ended December 29, 2001:

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

SatCon anticipates that, barring unforeseen circumstances, the existing cash, cash equivalents and marketable securities available at December 29, 2001, combined with its ability to implement and achieve necessary cost reductions and operational efficiencies, will be sufficient to fund operations through December 2002 based on current estimates and expectations. However, there can be no assurance that SatCon will not require additional financings within this time frame or that any additional financing, if needed, will be available to SatCon on terms acceptable to it, if at all.

Market Risk

Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates and equity prices.

At December 31, 2001, the Company had variable rate debt totaling $1 million. Interest rate changes generally do not affect the fair market value of the debt but do impact future earnings and cash flows. The earnings and cash flow impact for the next year resulting from a one-percentage point increase in interest rates would be approximately $.010 million, holding other variables (debt level) constant.

The Company has performed a sensitivity analysis on its holdings of Plug Power, SatCon and Beacon Power common stock and its derivative financial instruments (warrants to purchase SatCon common stock). The sensitivity analysis presents the hypothetical change in fair value of our holdings held by the Company at December 31, 2001, which are sensitive to changes in interest rates. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-percentage point parallel shift in the yield curve.

The fair values of the Company's holdings in marketable securities have been based on quoted market prices and its derivative financial instruments based on estimates using valuation techniques.

The Company's holdings in Plug Power and SatCon are accounted for on the equity method, holdings in Beacon Power are accounted for at fair value, and derivative financial instruments are accounted for at estimated values. The fair market and estimated values, at December

31, 2001, of the Company's holdings in these companies and

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Market Risk (Continued)

derivatives and the calculated impact of a market price decrease of ten percent, is as follows:

(Dollars in millions) Holdings/Derivatives	Estimated Fair Market Value	10% Market Decrease
Plug Power	$104.830	$10.483
SatCon	6.760	.676
Beacon Power	5.734	.573
Derivatives	.194	.019

New Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Accounting for Business Combinations," and Statement No. 142, "Goodwill and Other Intangible Assets." These Statements modify accounting for business combinations after June 30, 2001 and will affect the Company's treatment of goodwill and other intangible assets starting with fiscal years beginning after December 15, 2001. SFAS 142 will require that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be performed periodically, with impaired assets written-down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified consistent with the Statement's criteria. Intangible assets with estimated useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminate lives will cease. The Company is currently analyzing the impact of these Statements.

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

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes

Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB No. 30. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and is effective for fiscal years beginning after December 15, 2001. This Statement specifies how

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

New Accounting Pronouncements (Continued)

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

All statements that are not historical fact should be deemed to be forward-looking statements. We believe it is important to communicate our future expectations to our investors; however, our actual results may be very different from the predictions, expectations, plans and intentions we have shared with our investors. Such forward-looking statements involve known and unknown risks that may cause our actual results to differ materially from those stated and implied by our forward-looking statements. Such risks include, among others, our need to raise additional financing, difficulties in developing new technologies, risks related to developing DMFC's, market acceptance of DMFC's, our dependence on the success of our portfolio companies, our history of losses, the historical volatility of our stock price, the risk we may become an inadvertent investment company, conflicts of interest between us, First Albany Companies Inc. and our portfolio companies and general market conditions. These and other risks are set forth in greater detail in the "Risk Factors" section of our Annual Report on Form 10-K, which is incorporated herein by reference. We do not intend to update any information in any forward-looking statements we make.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits	None

(b) No reports on Form 8-K were filed during the transition period ended December 31, 2001. One report on Form 8-K was filed during the quarter ending March 31, 2002 regarding the Company changing its year-end from September 30 to December 31, effective January 1, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mechanical Technology Incorporated

03/01/02 (Date)	s/William P. Acker Dr. William P. Acker President and Chief Technology Officer

03/01/02 (Date)	s/Cynthia A. Scheuer Cynthia A. Scheuer Vice President and Chief Financial Officer