Form 10-K/A
period 2001-09-30
MECHANICAL TECHNOLOGY INC
filed 2002-04-01
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 1 to FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2001

or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period from __________ to __________

Commission file number 0-6890

MECHANICAL TECHNOLOGY INCORPORATED

(Exact name of registrant as specified in its charter)

New York	14-1462255
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

431 New Karner Road, Albany, NY	12205
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (518) 533-2200

Securities Registered Pursuant to Section 12(b) of the Act:

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

Yes X No

The aggregate market value of the registrant's Common Stock held by nonaffiliates of the registrant on March 26, 2002 (based on the last sale price of $3.53 per share for such stock reported by NASDAQ for that date) was approximately $72,446,296.

As of March 26, 2002, the registrant had 35,487,235 shares of Common Stock outstanding.

PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND REPORTS ON FORM 8-K

  (1) and (a) (2) The financial statements of MTI as of September 30, 2001 and 2000 and for each of the three years in the period ended September 30, 2001 and related financial statement schedule are set forth on the Index to Consolidated Financial Statements on page F-1 of the separate financial section which accompanied MTI's Form 10-K filed on December 7, 2001 with the United States Securities and Exchange Commission and are included therein.

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

Exhibit Number	Description

4.109	Amendment dated as of October 1, 2000 to the Amended and Restated Credit Agreement originally dated as of March 29, 2000 between the registrant and KeyBank National Association. (13)

4.110	Waiver and Amendment dated as of December 27, 2000 to the Amended and Restated Credit Agreement originally dated as of March 29, 2000 between the registrant and KeyBank National Association. (13)

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

Exhibit Number	Description

10.18	Limited Liability Company Agreement of Plug Power, LLC, dated June 27, 1997, between Edison Development Corporation and Mechanical Technology, Incorporated. (3)(4)

10.19	Contribution Agreement, dated June 27, 1997, between Mechanical Technology, Incorporated and Plug Power, LLC. (3)(4)

10.20	Asset Purchase Agreement, dated as of September 22, 1997, between Mechanical Technology, Incorporated and Noonan Machine Company. (3)

10.21	Asset Purchase Agreement between Mechanical Technology and NYFM, Incorporated, dated as of March 31, 1998. (6)

10.24	Contribution Agreement between Edison Development Corporation and Mechanical Technology, dated as of June 10, 1998. (6)

10.30	Mechanical Technology Incorporated 1999 Employee Stock Incentive Plan. (7)

10.32	Stock Purchase Agreement, dated October 1,1999, between the registrant, Ling Electronics, Inc., Ling Electronics, Ltd. and SatCon Technology Corporation. (9)

10.33	Securities Purchase Agreement, dated October 21, 1999, between the registrant and SatCon Technology Corporation. (9)

10.34	Mechanical Technology Incorporated Registration Rights Agreement, dated October 21, 1999, between the registrant and SatCon Technology Corporation. (9)

10.35	SatCon Technology Corporation Registration Rights Agreement, dated October 21, 1999, between SatCon Technology Corporation and the registrant. (9)

10.36	Mechanical Technology Incorporated Stock Purchase Warrant dated October 21, 1999. (9)

10.37	SatCon Technology Corporation Stock Purchase Warrant dated October 21, 1999. (9)

10.38	Lease dated August 10, 1999 between Carl E. Touhey and Mechanical Technology, Inc. (9)

10.39	Registration Rights Agreement, dated November 1, 1999 by and among Plug Power Inc. and the registrant. (9)

10.40	Plug Power Inc. Lock-Up Agreement, dated November 1, 1999. (9)

Exhibit Number	Description

10.41	Mechanical Technology Incorporated Stock Purchase Warrant dated January 31, 2000. (10)

10.42	SatCon Technology Corporation Stock Purchase Warrant dated January 31, 2000. (10)

10.43	Lease dated April 2, 2001 between Kingfischer L.L.C. and Mechanical Technology Inc. (15)

21	Subsidiaries of the registrant. (15)

23	Consents of experts and counsel. (15)

23.1	Consents of experts and counsel (KPMG LLP).

23.2	Consents of experts and counsel (Arthur Andersen LLP).

23.3	Consents of experts and counsel (PricewaterhouseCoopers LLP).

99.15.1	Other - Consolidated Financial Statements and Supplementary Data (SatCon Technology Corporation)

99.15.2	Other - Consolidated Financial Statements and Supplementary Data (Plug Power Inc.)

99.17	Other - Letter to Commission Pursuant to Temporary Note 3T

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
  Filed as an Exhibit to the Proxy Statement, Schedule 14A, dated March 19, 2001.
  Filed as an Exhibit (bearing the same exhibit number) to the registrant's Form 10-K Report for the fiscal year ended September 30, 2001.

(b) No reports on Form 8-K were filed during the quarter ended September 30, 2001.

  Separate financial statements for Plug Power Inc. and SatCon Technology Corporation, less than fifty percent owned entities, filed herewith are set forth on their respective Indexes to Financial Statements of their separate financial sections. Such financial sections are filed as Exhibits 99.15.1 and 99.15.2 for SatCon and Plug Power, respectively, to this Form 10-K/A Amendment No. 1. Plug Power's fiscal year ended December 31, 2001 and SatCon's fiscal year ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MECHANICAL TECHNOLOGY INCORPORATED

Date: April 1, 2002

By: /s/ Cynthia A. Scheuer

Cynthia A. Scheuer

Vice President and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the date indicated.

SIGNATURE	TITLE	DATE
/s/Cynthia A. Scheuer	Vice President and Chief
Cynthia A. Scheuer	Financial Officer	April 1, 2002