Form 10-Q
period 2002-03-31
MECHANICAL TECHNOLOGY INC
filed 2002-05-13
CIK 64463

=====================================================================

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

/X / Quarterly report pursuant to Section 13 or 15 (d) of the Securities

Exchange Act of 1934

For the quarterly period ended March 31, 2002

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

Class	Outstanding at May 10, 2002
Common stock, $1.00 Par Value	35,527,260 Shares

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

INDEX

Part I - Financial Information	Page No.

Consolidated Balance Sheets - March 31, 2002, December 31, 2001 and September 30, 2001	3-4

Consolidated Statements of Operations - Three months ended March 31, 2002 and 2001	5

Consolidated Statements of Shareholders' Equity - Three months ended March 31, 2002 and 2001	6

Consolidated Statements of Cash Flows - Three months ended March 31, 2002 and 2001	7

Notes to Consolidated Financial Statements	8-22

Management's Discussion and Analysis of Financial Condition and Results of Operations	23-34

Part II Other Information

Item 4 - Submission of Matters to a Vote of Security Holders	35

Item 6 - Exhibits and Reports on Form 8-K	35

Signatures	36

PART I FINANCIAL INFORMATION

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2002 and December 31, 2001 (Unaudited) and

September 30, 2001 (Derived from audited financial statements)

(Dollars in thousands)
	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001
Assets
Current Assets:
Cash and cash equivalents	$5,134	$4,127	$ 9,807
Restricted cash equivalents	14	14	78
Securities available for sale	2,250	5,734	6,704
Accounts receivable	605	902	586
Inventories	1,605	1,510	1,674
Notes receivable	-	25	250
Deferred income taxes	3,734	2,315	2,052
Prepaid expenses and other current assets	1,292	1,042	1,108
Total Current Assets	14,634	15,669	22,259

Derivative asset	27	194	220
Property, plant and equipment, net	1,498	1,548	1,581
Holdings, at equity	32,679	38,937	47,197
Total Assets	$48,838	$56,348	$71,257

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2002 and December 31, 2001 (Unaudited) and

September 30, 2001 (Derived from audited financial statements)

(Dollars in thousands, except share data)
	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001
Liabilities and Shareholders' Equity

Current Liabilities:
Line of credit	$ 1,000	$ 1,000	$ 5,000
Accounts payable	431	643	807
Accrued liabilities	1,822	1,632	1,945
Accrued liabilities - related parties	133	101	3
Income taxes payable	31	28	25
Contingent obligation to common stock warrant holders	-	-	288
Net liabilities of discontinued operations	356	356	358
Total Current Liabilities	3,773	3,760	8,426
Long-Term Liabilities:
Deferred income taxes and other credits	2,207	4,406	8,453
Total Liabilities	5,980	8,166	16,879

Commitments and Contingencies
Minority interests	453	574	331

Shareholders' Equity
Common stock, par value $1 per share, authorized 75,000,000; issued 35,529,360 in March 2002 and 35,505,010 in December and September 2001	35,529	35,505	35,505
Paid-in-capital	67,074	67,045	65,103
Accumulated deficit	(60,169)	(54,913)	(41,328)
	42,434	47,637	59,280
Accumulated Other Comprehensive Loss:
Unrealized loss on available for sale securities, net of tax	-	-	(5,204)

Common stock in treasury, at cost, 20,250 shares	(29)	(29)	(29)
Total Shareholders' Equity	42,405	47,608	54,047
Total Liabilities and Shareholders' Equity	$ 48,838	$ 56,348	$ 71,257

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share data)
	Three months ended
	Mar. 31, 2002	Mar. 31, 2001
Revenue:
Product revenue	$ 590	$ 1,657
Funded research and development	172	-
Total revenue	762	1,657
Operating costs and expenses:
Cost of product revenue	412	749
Research and product development expenses:
Funded research and product development expenses	345	-
Unfunded research and product development expenses	1,023	1,217
Total research and product development expenses	1,368	1,217
Selling, general and administrative expenses	1,635	1,625
Operating loss	(2,653)	(1,934)
Interest expense	(12)	(598)
Loss on derivatives	(167)	(51)
Gain on sale of holdings	2,241	5,551
Impairment losses (Note 7)	(5,282)	-
Other income (expense), net	9	(633)
(Loss) income from operations before income taxes, equity in holdings' losses and minority interests	(5,864)	2,335
Income tax benefit (expense)	2,353	(931)
Equity in holdings' losses, net of tax	(1,866)	(4,162)
Minority interest in losses of consolidated subsidiary	121	-
Net loss	$ (5,256)	$ (2,758)
Loss per Share (Basic and Diluted):
Loss per share	$ (.15)	$ (0.08)

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

(Dollars in thousands)

	Three months ended
COMMON STOCK	Mar. 31, 2002	Mar. 31, 2001
Balance, January 1	$ 35,505	$ 35,443
Issuance of shares - options	24	33
Balance, March 31	$ 35,529	$ 35,476
PAID-IN-CAPITAL
Balance, January 1	$ 67,045	$ 55,147
Issuance of shares - options	(6)	(10)
Plug Power holding, net of taxes	83	(17)
SatCon holding, net of taxes	(86)	1,301
Compensatory stock options	13	13
Stock option exercises recognized differently for financial reporting and tax purposes	25	84
Balance, March 31	$ 67,074	$ 56,518
ACCUMULATED DEFICIT
Balance, January 1	$(54,913)	$(45,478)
Net loss	(5,256)	(2,758)
Balance, March 31	$(60,169)	$(48,236)
ACCUMULATED OTHER COMPREHENSIVE LOSS:
UNREALIZED LOSS ON AVAILABLE FOR SALE SECURITIES, NET OF TAXES
Balance, January 1	$ -	$ 14,470
Change in unrealized loss on available for sale securities, net of taxes	-	(11,021)
Balance, March 31	$ -	$ 3,449
TREASURY STOCK
Balance, January 1	$ (29)	$ (29)
Balance, March 31	$ (29)	$ (29)
SHAREHOLDERS' EQUITY
Balance, March 31	$ 42,405	$ 47,178
TOTAL COMPREHENSIVE LOSS:
Net loss	$ (5,256)	$ (2,758)
Other comprehensive loss:
Change in unrealized loss on available for sale securities, net of tax	-	(11,021)
Total comprehensive loss	$ (5,256)	$(13,779)

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)
	Three months ended
	Mar. 31, 2002	Mar. 31, 2001
Operating Activities
Net loss	$(5,256)	$(2,758)
Adjustments to reconcile net loss to net cash used
by operations:
Loss on derivatives	167	51
Impairment losses	5,282	-
Minority interest	(121)	-
Depreciation and amortization	129	890
Gain on sale of holdings	(2,241)	(5,551)
Equity in losses of equity holdings (gross)	3,115	6,922
Loss on disposal of fixed assets	5	-
Deferred income taxes and other credits	(3,591)	(1,835)
Stock option compensation	13	13
Changes in operating assets and liabilities:
Accounts receivable	297	(653)
Inventories	(95)	(268)
Prepaid expenses and other current assets	(264)	(204)
Accounts payable	(213)	(48)
Income taxes	3	4
Accrued liabilities - related parties	32	106
Accrued liabilities	190	452
Net cash used by operations	(2,548)	(2,879)

Discontinued Operations:
Change in net liabilities/assets	-	(21)
Net cash used by discontinued operations	-	(21)
Net cash used by operating activities	(2,548)	(2,900)

Investing Activities
Purchases of property, plant and equipment	(70)	(191)
Proceeds from sale of holdings	3,582	7,059
Change in restricted cash equivalents, net	-	117
Principal payments from notes receivable	25	169
Net cash provided by investing activities	3,537	7,154

Financing Activities
Net payments under related party debt	-	(2,500)
Proceeds from stock option exercises	18	23
Net cash provided (used) by financing activities	18	(2,477)
Increase in cash and cash equivalents	1,007	1,777
Cash and cash equivalents - beginning of period	4,127	972
Cash and cash equivalents - end of period	$ 5,134	$ 2,749

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

  Significant Accounting Policies

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
  Significant Accounting Policies (Continued)

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

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Significant Accounting Policies (Continued)

Accounting for Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted the provisions of SFAS

No. 142, Goodwill and Other Intangible Assets. This statement affects the Company's treatment of goodwill and other intangible assets. The statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the Statement's criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease.

As a result of the adoption of the Statement, the Company will no longer amortize the goodwill associated with its equity holdings in SatCon. The Company will continue to regularly evaluate its holdings in SatCon to determine if any declines in value of holdings are other than temporary and record impairment losses, when appropriate (see Note 7).

The Company recorded expense related to the amortization of goodwill associated with its holdings in SatCon of $0 and $688 thousand, during the three months ended March 31, 2002 and March 31, 2001, respectively. The Company has no intangible assets.

The Pro Forma effects of the Company adopting the provisions of SFAS No. 142 would be as follows:
(Dollars in thousands, except per share data)	Three months ended Mar. 31, 2002	Three months ended Mar. 31, 2001
Reported net loss	$(5,256)	$(2,758)
Add back goodwill amortization, net of taxes	-	413
Adjusted net loss	$(5,256)	$(2,345)
Basic and Diluted Loss per Share:
Reported net loss	$(0.15)	$(0.08)
Goodwill amortization	-	0.01
Adjusted net loss	$(0.15)	$(0.07)

Goodwill by reporting segment consists of the following:

Reporting Unit (dollars in 000's)	Balance as of Mar. 31, 2002
New Energy	$463
Test and Measurement Instrumentation	-
$463

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Significant Accounting Policies (Continued)

Accounting for Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", and the accounting and reporting provisions of APB No. 30. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and was adopted as of January 1, 2002. This Statement specifies how impairment will be measured and how impaired assets will be classified in the financial statements. The Company's adoption of this Statement did not have a material impact on the Company's financial statements.

  Reclassification

Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

  Inventories

  Inventories consist of the following at:

(Dollars in thousands)	Mar. 31, 2002	Dec. 31, 2001	Sept.30, 2001
Finished goods	$ 332	$ 342	$ 272
Work in process	489	479	693
Raw materials, components and assemblies	784	689	709
	$1,605	$1,510	$1,674

  Holdings, at Equity

The principal components of the Company's holdings, at equity consist of the following:
Holding	Recorded Book Value ($ in millions)	Quoted Market Price per Nasdaq	Calculated Market Value per Nasdaq ($ in millions)	Ownership	Shares
March 31, 2002
Plug Power	$28.820	$10.37	$121.270	23.20%	11,694,315
SatCon Technology Corporation	3.859	$ 3.25	3.859	7.18%	1,187,500
Total	$32.679		$125.129
December 31, 2001
Plug Power Inc.	$32.177	$ 8.74	$104.830	23.83%	11,994,315
SatCon Technology Corporation	6.760	$ 5.20	6.760	7.86%	1,300,000
Total	$38.937		$111.590

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Holdings, at Equity (Continued)
Holding	Recorded Book Value ($ in millions)	Quoted Market Price per Nasdaq	Calculated Market Value per Nasdaq ($ in millions)	Ownership	Shares
September 30, 2001
Plug Power Inc.	$36.027	$ 9.62	$115.385	23.9%	11,994,315
SatCon Technology Corporation	11.170	$ 4.86	6.318	8.05%	1,300,000
	$47.197		$121.703

Summarized below is financial information for Plug Power and SatCon, as derived from published financial reports. Plug Power's fiscal year ends December 31 and SatCon's fiscal year ends September 30. Our holdings in SatCon are accounted for on a one-quarter lag.

(Dollars in thousands)	SatCon _______________________________________			Plug Power ________________________________________
Balance Sheet	As of Dec. 29, 2001(1)	As of Sept. 30, 2001(2)	As of Jun. 30, 2001(1)	As of Mar. 31, 2002(1)	As of Dec. 31, 2001(2)	As of Sept. 30, 2001(1)
Current assets	$35,352	$42,466	$44,802	$ 90,489	$100,565	$111,212
Non-current assets	25,183	26,310	24,621	48,840	50,809	53,607
Current liabilities	12,131	12,842	9,302	8,999	10,199	7,737
Non-current liabilities	1,105	1,423	1,723	6,121	6,172	6,534
Stockholders' equity	47,299	54,511	58,398	124,209	135,003	150,548

	Three Months Ended		Three Months Ended
Results of Operations	Dec. 29, 2001(1)	Dec. 31, 2000(1)	Mar. 31, 2002(1)	Mar. 31, 2001(1)
Gross revenues	$ 8,340	$ 9,494	$ 2,904	$ 1,027
Gross profit (loss)	687	1,956	1,213	(944)
Net loss before cumulative effect of changes in accounting principles	(5,397)	(2,990)	(11,596)	(19,015)
Cumulative effect of changes in accounting principles	-	(1,022)	-	-
Net loss	(5,397)	(4,012)	(11,596)	(19,015)

(1) derived from unaudited financial information

(2) derived from audited financial statements

SatCon's May 13, 2002 press release on second quarter results and accomplishments for the three months ended March 30, 2002 included the following information:

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Holdings, at Equity (Continued)

(Dollars in thousands)
Balance Sheet	As of Mar. 30, 2002(1)
Current assets	$29,608
Non-current assets	22,549
Current liabilities	11,586
Non-current liabilities	1,050
Stockholders' equity	39,521

Results of Operations	3 Months Ended Mar. 30, 2002(1)
Gross revenues	$10,300
Gross profit	871
Net loss	(4,997)

(1) derived from unaudited financial information

Plug Power Inc.

The following is a roll forward of the Company's accounting for holdings in Plug Power:

(Dollars in thousands)	Three months ended Mar. 31, 2002	Three months ended Dec. 31, 2001	Twelve months ended Sept.30, 2001
Holdings balance, beginning of period	$32,177	$ 36,027	$ 48,372
Share of Plug Power losses gross	(2,691)	(4,069)	(22,101)
Sale of shares	(805)	-	(4,708)
Equity adjustment for share of third-party investments in Plug Power which increased equity	139	219	14,464
Holdings balance, end of period	$28,820	$ 32,177	$ 36,027

There is no difference between the carrying value of the Company's holdings in Plug Power and its interest in the underlying equity at March 31, 2002, December 31, 2001 or September 30, 2001.

SatCon Technology Corporation

The following is a roll forward of the Company's accounting for holdings in SatCon:

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Holdings, at Equity (Continued)

SatCon Technology Corporation
(Dollars in thousands)	Three months ended Mar. 31, 2002	Three months ended Dec. 31, 2001	Twelve months ended Sept.30, 2001
Holdings balance, beginning of period	$6,760	$11,170	$ 15,984
Share of SatCon losses on one-quarter lag, gross	(424)	(727)	(1,938)
Sale of shares	(536)	-	(4,296)
Amortization of embedded difference between the Company's basis and calculated ownership of underlying equity, one-quarter lag (Note 2)	-	(688)	(2,755)
Impairment loss (Note 7)	(1,798)	(5,790)	-
Equity adjustment for other equity activity	(143)	2,795	4,175
Holdings balance, end of period	$3,859	$ 6,760	$11,170

The difference between the carrying value of the Company's holdings in SatCon and its interest in the underlying equity (on a one-quarter lag basis) consists of the following:
	Mar. 31,	Dec. 31,	Sept.30,
(Dollars in thousands)	2002	2001	2001
Calculated ownership	$3,396	$ 4,285	$ 4,704
Embedded difference (goodwill) (Note 2)	463	2,475	6,466
Carrying value of investment in SatCon	$3,859	$ 6,760	$11,170
  Securities Available for Sale

Securities available for sale are classified as current assets. Accumulated net unrealized gains (losses) are charged to Other Comprehensive Income.

Securities available for sale consist of Beacon Power common stock. The book basis roll forward of Beacon Power common stock is as follows:
(Dollars in thousands)	Mar.31, 2002	Dec.31, 2001	Sept.30, 2001
Capital contributions during 2000 - cash	$ 6,050	$ 6,050	$ 6,050
Cash-less warrant exercise during 2001	8,500	8,500	8,500
Stock received as pro rata distribution from SatCon during 2001	827	827	827
Impairment loss during the Transition Period ended December 31, 2001	(9,643)	(9,643)	-
Impairment loss during 2002 (see Note 7)	(3,484)	-	-
Securities book basis	2,250	5,734	15,377
Fair value adjustment	-	-	(8,673)
Securities at market value	$ 2,250	$ 5,734	$ 6,704

The Company's ownership of Beacon Power common stock is as follows:
	Mar.31, 2002	Dec.31, 2001	Sept.30, 2001
Shares	4,410,797	4,410,797	4,410,797
Percentage	10.3%	10.3%	10.3%

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Impairment Losses

The Company regularly reviews its holdings and securities available for sale to determine if any declines in value of those holdings are other than temporary. The Company assesses whether declines in the value of its holdings and securities in publicly traded companies, measured by comparison of the current market price of the securities to the carrying value of the Company's holdings and securities, are considered to be other than temporary based on factors that include (1) the length of time carrying value exceeds fair market value, (2) the Company's assessment of the financial condition and the near term prospects of the companies, and (3) the Company's intent with respect to the holdings and securities.

The slowing economy has had a negative impact on the equity value of companies in the new energy sector. In light of these circumstances and based on the results of the reviews described above, the Company recorded a $5.282 million other than temporary impairment charge for the three months ended March 31, 2002 with respect to its holdings in publicly traded companies. The pre-tax impairment loss recorded for holdings, at equity, was $1.798 million for the impairment of the Company's holdings in SatCon (see Note 5). The pre-tax impairment loss recorded for securities available for sale (common stock of Beacon Power) previously recorded as Accumulated Other Comprehensive Loss was $3.484 million (see Note 6).

  Income Taxes

The Company's effective tax rates for the three months ended March 31, 2002 and 2001 were as follows:
For the three months ended Mar. 31, 2002 Mar. 31, 2001
Tax rate	(40.11)%	(39.9)%

Income tax (benefit) expense consists of the following:

(Dollars in thousands)	For the three months ended Mar. 31, 2002 Mar. 31, 2001
Operations before equity in holdings' losses
Federal	$ -	$ -
State	(11)	6
Deferred	(2,342)	925
	(2,353)	931
Equity in holdings' losses
Federal	-	-
State	-	-
Deferred	(1,249)	(2,761)
	(1,249)	(2,761)
Total operations	$(3,602)	$(1,830)

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Income Taxes (Continued)

(Dollars in thousands)	For the three months ended Mar. 31, 2002 Mar. 31, 2001

Items charged (credited) directly to stockholders' equity:
Increase in additional paid-in capital for equity holdings, and warrants and options issued - Deferred	$ (2)	$ 856
Decrease (increase) in unrealized loss on available for sale securities - Deferred	-	(7,347)
Expenses for employee stock options recognized differently for financial reporting/tax purposes - Federal	(25)	(84)
	$ (27)	$(6,575)

The deferred tax assets and liabilities consist of the following tax effects relating to temporary differences and carryforwards:

(Dollars in thousands)	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001
Current deferred tax assets:
Loss provisions for discontinued operations	$ 142	$ 142	$ 143
Bad debt reserve	277	277	277
Inventory valuation	42	27	27
Inventory capitalization	12	12	12
Securities available for sale	2,738	1,344	956
Vacation pay	101	94	78
Warranty and other sale obligations	31	33	29
Stock options	242	237	232
Contingent liability warrant holders	-	-	115
Other reserves and accruals	149	149	183
	3,734	2,315	2,052
Valuation allowance	-	-	-
Net current deferred tax assets	$ 3,734	$ 2,315	$ 2,052

(Dollars in thousands)	Mar. 31, 2002	Dec. 31, 2001	Sept. 30, 2001
Net operating loss	$ 3,178	$ 3,117	$ 2,360
Property, plant and equipment	(82)	(82)	(82)
Holdings, at equity	(5,243)	(7,314)	(10,618)
Derivatives	(11)	(78)	(88)
Other	201	201	201
Research and development tax credit	459	459	459
Alternative minimum tax credit	609	609	609
	(889)	(3,088)	(7,159)
Valuation allowance	(1,144)	(1,144)	(1,144)
Other credits	(174)	(174)	(150)
Noncurrent net deferred tax liabilities and other credits	$(2,207)	$(4,406)	$(8,453)

The deferred tax assets are expected to be realized based on the Company's expectations that its current business strategy, of selling

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Income Taxes (Continued)

appreciated equity holdings, represents a tax planning strategy that will enable the Company to generate sufficient taxable income with the appropriate character (capital). Consequently, the Company believes that it is more likely than not that future taxable income will be sufficient to fully offset these future deductions.
  Debt

As of March 31, 2002, the Company had a $10 million Credit Agreement with KeyBank, N.A. dated as of August 10, 2001 ("the $10 million Credit Agreement"). As of March 31, 2002, the Company had $1 million outstanding under this line of credit.

As of March 31, 2002, the market value of Plug Power common stock was $10.37 per share which means the amount available on the line of credit was $10 million of which $1 million was outstanding, leaving $9 million available under the facility.

  Earnings per Share

The amounts used in computing earnings per share ("EPS") and the effect on income and the weighted average number of shares of potentially dilutive securities are as follows:

	For the three months ended
(Dollars in thousands)	Mar. 31, 2002	Mar. 31, 2001
Loss	$(5,256)	$(2,758)
Basic and Diluted EPS:
Common shares outstanding, beginning of period	35,484,760	35,422,335
Weighted average common shares issued during the period	24,350	26,222
Weighted average shares outstanding	35,509,110	35,448,557
Loss per weighted average share	$ (.15)	$ (.08)

At March 31, 2002, options to purchase 3,175,050 shares of common stock at prices ranging from $.54 to $21.92 per share and warrants to purchase 300,000 shares of common stock at $12.56 per share were outstanding but were not included in the computation of EPS-assuming dilution because the Company incurred a loss during this period and inclusion would be anti-dilutive.

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

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Equity in Holdings' Losses, Net of Tax

  The Company's holdings' losses, net of tax, accounted for under the equity method is as follows:

	Three months ended
	Mar. 31, 2002	Mar. 31, 2001
Plug Power	$(1,612)	$(3,435)
SatCon, including amortization of goodwill in 2001	(254)	(727)
	$(1,866)	$(4,162)
  Cash Flows - Supplemental Information
(Dollars in thousands)	Three months ended March 31,
	2002	2001
Non-cash Investing and Financing Activities:
Additional holdings and paid-in-capital resulting from other investors' investments in Plug Power Inc.	$ 139	$ (29)
Change in holdings and paid-in-capital resulting from other equity activity in SatCon Technology Corporation	(143)	2,168
Additional paid-in-capital resulting from stock option exercises treated differently for financial reporting and tax purposes	25	84

  Segment Information

The Company operates in two business segments, New Energy and Test and Measurement Instrumentation. The New Energy segment is currently focused on commercializing direct methanol micro fuel cells. The Test and Measurement Instrumentation segment develops, manufactures, markets and services sensing instruments and computer-based balancing systems for aircraft engines.

The Company evaluates performance based on profit or loss from operations before income taxes, accounting changes, unusual items and interest income and expense. Inter-segment sales are not significant.

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
(Dollars in thousands) Three months ended Mar. 31, 2002	New Energy	Test and Measurement Instrumentation	Other	Reconciling Items	Consolidated Totals
Revenues	$ 172	$ 590	$ -	$ -	$ 762
Research and product development expenses	1,102	266	-	-	1,368
Selling, general and administrative expenses	783	501	351	-	1,635
Equity in holdings' losses	(3,115)	-	-	1,249	(1,866)
Impairment losses	(5,282)	-	-	-	(5,282)
Segment (loss) profit	(8,119)	(670)	3,412	121	(5,256)
Total assets	36,681	2,255	9,902	-	48,838
Holdings, at equity	32,679	-	-	-	32,679
Securities available for sale	2,250	-	-	-	2,250
Capital expenditures	30	-	40	-	70
Depreciation and amortization	46	36	47	-	129
Three months ended Mar. 31, 2001
Revenues	$ -	$ 1,657	$ -	$ -	$ 1,657
Research and product development expenses	874	343	-	-	1,217
Selling, general and administrative expenses	728	459	438	-	1,625
Equity in holdings' losses	(6,922)	-	-	2,760	(4,162)
Segment (loss) profit	(3,034)	44	232	-	(2,758)
Total assets	71,942	3,046	6,237	-	81,225
Holdings, at equity	50,761	-	-	-	50,761
Securities available for sale	20,300	-	-	-	20,300
Capital expenditures	136	18	37	-	191
Depreciation and amortization	9	45	836	-	890

The following table presents the details of "Other" segment (loss) profit:
	Three months ended
(Dollars in thousands)	Mar. 31, 2002	Mar. 31, 2001
Corporate and Other Income (Expenses):
Depreciation and amortization	$ (47)	$ (836)
Interest expense	(12)	(598)
Interest income	26	21
Income tax benefit	3,602	1,830
Other expense, net	(157)	(185)
Total income	$ 3,412	$ 232

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Related Party Transactions

During the three months ended March 31, 2002, First Albany Companies Inc. ("FAC") sold 349,530 shares of the Company's common stock in the public markets. FAC now owns approximately 32.1% of the Company's common stock.

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

In connection with NIST billings, as of March 31, 2002, the Company has a liability to Dupont for approximately $133 thousand. This liability is included in the financial statement line "Accrued liabilities - related parties."

  Subsequent Events

Sales of Holdings

From April 1 through May 10, 2002, the Company sold Plug Power and SatCon common stock as follows:

(Dollars in thousands)

Company	Number of Shares	Proceeds from Sales
Plug Power	261,000	$2,801
SatCon	55,000	148
		$2,949

NYSERDA Award

On April 25, 2002, the Company announced that its subsidiary, MTI MicroFuel Cells, Inc., received an award of $500,000 from the New York State Energy Research and Development Authority (NYSERDA). The award, matched by a similar commitment from MTI Micro, will help fund a yearlong research program to advance the development and commercialization of direct methanol micro fuel cell technology.

The NYSERDA award will also augment and support a $9.3 million research and development program that is a joint effort of MTI MicroFuel Cells and DuPont. In August 2001, the two companies received an award of $4.6 million for the program from the Advanced Technology Program (ATP) of the National Institute of Science and Technology (NIST).

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

  Contingencies

Our equity holdings and securities available for sale may constitute investment securities under the Investment Company Act. In general, a company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets, subject to certain exclusions and exemptions. Investment companies are subject to registration under, and compliance with, the Investment Company Act unless a particular exemption or safe harbor provision applies. If we were to be deemed an investment company, we would become subject to the requirements of the Investment Company Act. As a consequence, we would be prohibited from engaging in certain businesses or issuing certain securities, certain of our contracts might be voidable, and we might be subject to civil and criminal penalties for noncompliance.

Until fiscal 2001, the Company qualified for a safe harbor exemption under the Investment Company Act based upon the level of ownership of shares of Plug Power and influence over its management or policies.

However, since we sold some of our shares of Plug Power during fiscal 2001, this safe harbor exemption is no longer available.

On December 3, 2001, we made an application to the Securities and Exchange Commission ("SEC") requesting that they either declare that we are not an investment company because we are primarily engaged in another business or exempt us from the provisions of the Investment Company Act for a period of time. This application is pending. If our application is not granted, we will have to find another safe harbor or exemption that we can qualify for or become an investment company subject to the regulations of the Investment Company Act.

If we were deemed to be an investment company and could not find another safe harbor or exemption and failed to register as an investment company, the SEC could require us to sell our interests in

Plug Power, SatCon and Beacon, until the value of our holdings is

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Contingencies (Continued)

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

MTI records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. While MTI has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event MTI were to determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should MTI determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. The deferred tax assets are expected to be realized based on the Company's expectations that its current business strategy, of selling appreciated equity holdings, represents a tax planning strategy that will enable the Company to generate sufficient taxable income with the appropriate character (capital). Consequently, the Company believes that it is more likely than not that future taxable income will be sufficient to fully offset these future deductions.

Results of Operations

Change in Year-End. On February 13, 2002, the Company changed its fiscal year-end from September 30 to December 31, effective with the calendar year beginning January 1, 2002. A three-month transition period from October 1, 2001 through December 31, 2001 (the "Transition Period") precedes the start of the 2002 fiscal year. "2001" refers to fiscal periods in the year ended September 30 and the Transition Period refers to the three months ended December 31, 2001. This new fiscal year makes the Company's annual and quarterly

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

reporting periods consistent with those used by Plug Power Inc. and permits the Company to continue to account for its holdings in Plug Power on a timely basis.

Product Revenue. Product revenue at MTI Instruments for the three months ended March 31, 2002 totaled $.590 million compared to $1.657 million for the same period in the prior year, a decrease of $1.067 million, or 64.4%. This decrease is primarily the result of decreased sales to OEM customers of $.677 million, PBS customers of $.142 million and semiconductor customers of $.124 million. These reductions reflect the overall downturn in markets served by MTI Instruments.

Funded Research and Development Revenue. Funded research and development revenue was $.172 million for the three months ended March 31, 2002. This amount reflects billings and amounts to be billed under the Advanced Technology Program (ATP) of the National Institute of Standards and Technology (NIST) contract to research and develop a micro fuel cell for use in portable electronics.

Cost of Product Revenue. Cost of product revenue for the three months ended March 31, 2002 decreased by $.337 million or 45.0% from $.749 million for the same period in the prior year to $.412 million. The decrease was primarily due to decreased sales. Gross profit from product revenue decreased to 30.2% of product revenue for the three months ended March 31, 2002 from 54.8% of product revenue for the same period in the prior year. Gross profits decreased for the three months ended March 31, 2002 due to higher overhead absorption resulting from decreased sales levels during 2002.

Funded Research and Product Development Expenses. Funded research and product development expenses were $.345 million for the three months ended March 31, 2002. The costs are attributable to funded research and product development expenses from the NIST ATP Program.

Unfunded Research and Product Development Expenses. Unfunded research and product development expenses decreased by $.194 million or 15.9% to $1.023 million for the three months ended March 31, 2002 from $1.217 million for the same period in the prior year. This decrease reflects a $.077 million reduction in product development costs at MTI Instruments due to reduced spending on development projects reaching the product introduction phase and MTI Micro's accumulation of costs under funded government contracts in 2002.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $.010 million to $1.635 million for the three months ended March 31, 2002 as compared to $1.625 million for the same period in the prior year, an 0.6% increase.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

Operating Loss. Operating loss increased $.719 million to an operating loss of $2.653 million for the three months ended

March 31, 2002 as compared to $1.934 million for the same period in the prior year, a 37.2% increase. This increase results primarily from decreases in gross profits at MTI Instruments.

Gain on Sale of Holdings. Results for the three months ended March 31, 2002 include a $2.241 million gain on the sale of holdings and the prior year results include a $5.551 gain.

Derivative Losses. The Company recorded net losses of $.167 million and $.051 million on derivative accounting for the three months ended March 31, 2002 and 2001, respectively. Changes in derivative fair values, calculated using the Black-Scholes pricing model, are recorded on a quarterly basis.

Impairment Losses. For the three months ended March 31, 2002, the Company recorded a $5.282 million charge for impairment losses for other than temporary decline in the value of certain available-for-sale securities ($3.484 million) and equity method investments ($1.798 million).

Interest Expense. Results during the three months ended March 31, 2002 were affected by interest expense of $.012 million compared to $.598 million for the same period in the prior year. The decrease in expense for the three month period results from decreases in the amount of debt outstanding and prime interest rate since last year.

Equity in Holdings' Losses, Net of Tax. In the three months ended March 31, 2002, the Company recorded a $1.866 million loss, net of tax, from the recognition of the Company's proportionate share of losses in equity holdings compared to $4.162 million, net of tax, for the comparable period in the prior year.

Equity in holdings' losses results from the Company's minority ownership in certain companies, which are accounted for under the equity method of accounting. Under the equity method of accounting,

the Company's proportionate share of each company's operating losses and amortization of the Company's net excess investment over its equity in each company's net assets is included in equity in holdings' losses. As a result of adopting SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002, the Company will no longer amortize the goodwill associated with its equity holdings in SatCon. Equity in holdings' losses for the three months

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

Equity in Holdings' Losses, Net of Tax.

ended March 31, 2002 and 2001 includes the results from the Company's minority ownership in Plug Power and SatCon. The Company expects these companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

Equity in holdings' losses includes a loss, before taxes, from Plug Power of $2.691 million for the three months ended March 31, 2002 compared to $5.712 million for the three months ended March 31, 2001. The decrease is a combination of Plug Power's reduction in net losses for 2002 compared to 2001 and the result of the Company's decrease in ownership of Plug Power since 2001. Equity in holdings' losses, before taxes, for the three months ended March 31, 2002 also includes our proportionate share of losses from SatCon of $.424 million compared to $.521 million for the three months ended March 31, 2001; and embedded difference (the difference between the carrying value of the Company's holdings and its interest in the underlying equity) amortization of $0 and $.689 million for the three months ended March 31, 2002 and 2001, respectively. SatCon is accounted for on a one-quarter lag and includes results of SatCon through December 29, 2001.

Income Tax (Benefit) Expense. The tax rate for the three months ended March 31, 2002 is (40.11%) compared to the rate for the three months ended March 31, 2001 of (39.9%). These tax rates are primarily due to losses generated by operations, availability of net operating losses and changes in deferred tax liabilities associated with the accounting for holdings in and recognition of the Company's proportionate share of losses from Plug Power and SatCon and its investment in derivatives and marketable securities. Further, as a result of ownership changes in 1996, the availability of net operating loss carryforwards to offset future taxable income will be limited pursuant to the Internal Revenue Code.

Financial Condition

Inventory and accounts receivable turnover ratios and their changes for the three months ended December 31 are as follows:

	2002	2001	Change
Inventory	0.26	0.48	(0.22)
Accounts receivable	1.53	1.71	(0.18)

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition (Continued)

The change in the inventory turnover ratio is the result of sales reduction and inventory levels for new semi-conductor products.

The change in the accounts receivable turnover ratio is the result of sales reduction.

Inventories at March 31, 2002 of $1.605 million reflect inventory levels for MTI Instruments required to support expected sales levels in fiscal 2002.

Working capital of $10.861 million at March 31, 2002 reflects a $1.048 million decrease from $11.909 million at December 31, 2001. This decrease reflects $2.548 million net cash used in operating activities and a $3.484 million decrease in the fair value for Beacon Power holdings offset by $3.582 million in proceeds from sale of holdings and a $1.419 million increase in deferred income tax asset.

At March 31, 2002, cash and cash equivalents were $5.134 million versus $4.127 million at December 31, 2001. Net cash used by operating activities for the three months ended March 31, 2002 amounted to $2.548 million, as compared to $2.879 million in the prior year. Accounts receivable decreased due to the timing and reduction of sales during the quarter. Accounts receivable totaled $.605 million as of March 31, 2002 as compared to $.902 million as of December 31, 2001, or a 32.9% decrease.

As of March 31, 2002, the Company had a $10 million Credit Agreement with KeyBank, N.A. dated as of August 10, 2001 ("the $10 million Credit Agreement"). As of March 31, 2002, the Company had $1 million outstanding under this line of credit.

As of March 31, 2002, the market value of Plug Power common stock was $10.37 per share which means the amount available on the line of credit was $10 million of which $1 million was outstanding, leaving $9 million available under the facility.

The $10 million Credit Agreement requires the Company to meet certain covenants, including maintenance of a debt service reserve account

(equal to 3 months of interest payments on outstanding debt), minimum Plug Power share price and pledge additional collateral and maintain an additional collateral value, if required, based on the Plug Power share price falling below $10 per share. Additional collateral consisting of 500,000 shares of SatCon common stock was pledged in August 2001, when the market value of Plug Power common stock fell below $10 per share. Although the price of Plug Power stock has fluctuated since that date, the Company has not requested that the additional collateral be released. The Company was in compliance with these covenants as of March 31, 2002.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition (Continued)

Capital spending during the first three months of fiscal 2002 was $.070 million, a decrease from the comparable period in 2001 where capital spending totaled $.191 million. Capital spending during fiscal 2002 included furniture, computers, software and laboratory equipment. Total additional capital spending during fiscal 2002 is expected to be approximately $2.332 million for computers, furniture, facilities fit-up, laboratory and manufacturing equipment.

The Company anticipates that it will be able to meet the liquidity needs of its operations for the next year from current cash resources, government contract revenues, equity financings, sale of assets and borrowings under its $10 million line of credit. However, there can be no assurance as to the future stock prices or performance of Plug Power, SatCon or Beacon, or that the Company will not require additional financing within this time frame or that any additional financing will be available to the Company on terms acceptable to the Company, if at all.

On April 25, 2002, the Company announced that its subsidiary, MTI MicroFuel Cells, Inc., received an award of $500,000 from the New York State Energy Research and Development Authority (NYSERDA). The award, matched by a similar commitment from MTI Micro, will help fund a yearlong research program to advance the development and commercialization of direct methanol micro fuel cell technology.

The NYSERDA award will augment and support the $9.3 million research and development program that is a joint effort of MTI MicroFuel Cells and DuPont. The Company's share of the Advanced Technology Program awarded by the National Institute of Standards and Technology (NIST) is $3.3 million. The Company began incurring costs under this program during December 2001. The award is to carry out a three-year, $9.3 million cost-shared program to research and develop a micro fuel cell for use in portable electronics.

As of March 31, 2002, the Company had a net of $9 million of available borrowing capacity under its $10 million Credit Agreement. If the market value of Plug Power common stock falls below $8 per share the facility is reduced to $5 million and if the value falls below $7 per share the facility is reduced to zero. Further, proceeds from the sale of assets are subject to fluctuations in the market value of Plug Power, SatCon and Beacon as well as securities laws and other agreements detailed below.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition (Continued)

From April 1 through May 10, 2002, the Company sold Plug Power and SatCon common stock as follows:

Company	Number of Shares Sold	Net Proceeds from Sales
Plug Power	261,000	$2.801 million
SatCon	55,000.148
		$2.949

The future sale of holdings in Plug Power, SatCon and Beacon Power will generate taxable income or loss which is different from book income or loss due to the tax bases in these assets being significantly different from their book bases and the small available net federal operating loss carryforwards available to offset income. Book and tax bases as of March 31, 2002 are as follows:

Holdings	Shares Held	Average Book Basis	Average Tax Basis
Plug Power	11,694,315	$2.46	$0.96
SatCon	1,187,500	3.25	7.06
Beacon Power	4,410,797.51		2.06

As of March 31, 2002, the Company has holdings in Plug Power, SatCon and Beacon Power securities. Each of these securities is currently traded on the Nasdaq National Market and is therefore subject to market conditions. When acquired, each of these securities was unregistered.

On March 20, 2002, Beacon Power filed a Form 8-K with the SEC stating that Beacon Power had received notification from Nasdaq that, because the closing price of its common stock had been below $1.00 for 30 consecutive days, it would be delisted from the National Market System on June 11, 2002 unless it closed at $1.00 per share or more for a minimum of l0 consecutive trading days before then. Beacon further stated that if it is faced with having its stock delisted, it plans to apply to transfer its stock to the Nasdaq Small Cap Market. To qualify for this move, Beacon Power will have to meet the requirements for continued inclusion in the Small Cap Market. Beacon Power expects to satisfy all these requirements that are in its control. The minimum share price of $1.00 (which the Small Cap Market also requires) is not within the control of Beacon Power, however, but Beacon Power would have a grace period until at least September 9, 2002 in which to comply with this requirement.

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

As disclosed in Plug Power's Form 10-Q filed for the period ended March 31, 2002, Plug Power's cash requirements depend on numerous factors, including completion of its product development activities, ability to commercialize its fuel cell systems, market acceptance of its systems and other factors. Plug Power expects to devote substantial capital resources to continue its development programs directed at commercializing its fuel cell systems for worldwide use, hire and train its production staff, develop and expand its manufacturing capacity and begin production activities and expand its research and development activities. Plug Power expects to pursue the expansion of its operations through internal growth and strategic acquisitions and expects that such activities will be funded from existing cash and cash equivalents, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. The failure to raise the funds necessary to finance its future cash requirements or consummate future acquisitions could adversely affect its ability to pursue its strategy and could negatively affect its operations in future periods. Plug Power anticipates incurring substantial additional losses over at least the next several years and believes that its current cash, cash equivalents and marketable securities balances will provide sufficient capital to fund operations for at least the next twelve months.

Plug Power has financed its operations through March 31, 2002, primarily from the sale of equity, which has provided cash in the

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition (Continued)

amount of $292.2 million. As of March 31, 2002, Plug Power had unrestricted cash and cash equivalents and marketable securities totaling $84.7 million and working capital of $81.5 million. As a result of Plug Power's purchase of real estate, it has escrowed an additional $5.3 million in cash to collateralize the debt assumed on the purchase. Since inception, net cash used in operating activities has been $161.3 million and cash used in investing activities has been $63.4 million.

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

On May 13, 2002, SatCon issued a press release on its second quarter results and accomplishments for the three months ended March 31, 2002. SatCon disclosed that it is in the process of restructuring its business, which will result in annual savings in excess of $6 million, or approximately 15% of its cost bases, excluding materials. This is in addition to cash conservation steps, which SatCon initiated last quarter and which helped reduce its cash usage rate from $8 million in the first quarter to $5 million in the second quarter.

Market Risk

Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates and equity prices.

At March 31, 2002, the Company had variable rate debt totaling $1 million. Interest rate changes generally do not affect the fair market value of the debt but do impact future earnings and cash

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Market Risk (Continued)

flows. The earnings and cash flow impact for the next year resulting from a one-percentage point increase in interest rates would be approximately $.010 million, holding other variables (debt level) constant.

The Company has performed a sensitivity analysis on its holdings of Plug Power, SatCon and Beacon Power common stock and its derivative financial instruments (warrants to purchase SatCon common stock). The sensitivity analysis presents the hypothetical change in fair value of our holdings held by the Company at March 31, 2002, which are sensitive to changes in interest rates. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-percentage point parallel shift in the yield curve.

The fair values of the Company's holdings in marketable securities have been based on quoted market prices and its derivative financial instruments based on estimates using valuation techniques.

The Company's holdings in Plug Power and SatCon are accounted for on the equity method, holdings in Beacon Power are accounted for at fair value, and derivative financial instruments are accounted for at estimated values. The fair market and estimated values, at March

31, 2002, of the Company's holdings in these companies and

derivatives and the calculated impact of a market price decrease of ten percent, is as follows:

(Dollars in millions) Holdings/Derivatives	Estimated Fair Market Value	10% Market Decrease
Plug Power	$121.270	$12.127
SatCon	3.859	.386
Beacon Power	2.249	.225
Derivatives	.027	.003

New Accounting Pronouncements

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

PART II OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders ("Annual Meeting") held on March 7, 2002, the Company's shareholders approved the following:

  To elect the following directors for the terms of office noted:
ELECTION OF DIRECTORS	Term	Number of Votes For	% Cast	Against/ Withheld	Broker Non-Votes
GEORGE C. McNAMEE	3 Yr.	27,855,314	78.5%	172,797	-
E. DENNIS O'CONNOR	3 Yr.	27,884,150	78.6%	143,961	-

The other directors, whose terms of office as directors continued after the Annual Meeting are: Dale Church, Edward Dohring, David Eisenhaure, Alan Goldberg, Dr. Walter Robb and Dr. Beno Sternlicht.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits	None

(b) One report on Form 8-K dated February 13, 2002 was filed during the quarter ended March 31, 2002 regarding the Company changing its year-end from September 30 to December 31, effective January 1, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mechanical Technology Incorporated

05/13/02 (Date)	s/William P. Acker Dr. William P. Acker President and Chief Technology Officer

05/13/02 (Date)	s/Cynthia A. Scheuer Cynthia A. Scheuer Vice President and Chief Financial Officer