Form 10-Q
period 2002-06-30
MECHANICAL TECHNOLOGY INC
filed 2002-08-14
CIK 64463

=====================================================================

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

/X / Quarterly report pursuant to Section 13 or 15 (d) of the Securities

Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

Class	Outstanding at August 9, 2002
Common stock, $1.00 Par Value	35,527,260 Shares

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

INDEX

Part I - Financial Information	Page No.

Consolidated Balance Sheets - June 30, 2002, December 31, 2001 and September 30, 2001	3-4

Consolidated Statements of Operations - Three and six months ended June 30, 2002 and 2001	5

Consolidated Statements of Shareholders' Equity - Six months ended June 30, 2002 and 2001	6

Consolidated Statements of Cash Flows - Six months ended June 30, 2002 and 2001	7

Notes to Consolidated Financial Statements	8-24

Management's Discussion and Analysis of Financial Condition and Results of Operations	25-40

Part II Other Information

Item 1 - Legal Proceedings	41
Item 6 - Exhibits and Reports on Form 8-K	42

Signatures	43

PART I FINANCIAL INFORMATION

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2002 and December 31, 2001 (Unaudited) and

September 30, 2001 (Derived from audited financial statements)

(Dollars in thousands)
	June 30, 2002	Dec. 31, 2001	Sept. 30, 2001
Assets
Current Assets:
Cash and cash equivalents	$6,177	$4,127	$ 9,807
Restricted cash equivalents	13	14	78
Securities available for sale	970	5,734	6,704
Accounts receivable	1,369	902	586
Inventories	1,347	1,510	1,674
Notes receivable	-	25	250
Deferred income taxes	-	2,315	2,052
Prepaid expenses and other current assets	1,742	1,042	1,108
Total Current Assets	11,618	15,669	22,259

Derivative asset	16	194	220
Property, plant and equipment, net	1,534	1,548	1,581
Holdings, at equity	28,375	38,937	47,197
Total Assets	$41,543	$56,348	$71,257

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2002 and December 31, 2001 (Unaudited) and

September 30, 2001 (Derived from audited financial statements)

(Dollars in thousands, except share data)
	June 30, 2002	Dec. 31, 2001	Sept. 30, 2001
Liabilities and Shareholders' Equity

Current Liabilities:
Line of credit	$ 1,000	$ 1,000	$ 5,000
Accounts payable	579	643	807
Accrued liabilities	1,611	1,632	1,945
Accrued liabilities - related parties	131	101	3
Income taxes payable	437	28	25
Contingent obligation to common stock warrant holders	-	-	288
Net liabilities of discontinued operations	356	356	358
Total Current Liabilities	4,114	3,760	8,426
Long-Term Liabilities:
Deferred income taxes and other credits	173	4,406	8,453
Total Liabilities	4,287	8,166	16,879

Commitments and Contingencies
Minority interests	345	574	331

Shareholders' Equity:
Common stock, par value $1 per share, authorized 75,000,000; issued 35,547,510 in June 2002 and 35,505,010 in December and September 2001	35,547	35,505	35,505
Paid-in-capital	67,518	67,045	65,103
Accumulated deficit	(66,125)	(54,913)	(41,328)
	36,940	47,637	59,280
Accumulated Other Comprehensive Loss:
Unrealized loss on available for sale securities, net of tax	-	-	(5,204)

Common stock in treasury, at cost, 20,250 shares	(29)	(29)	(29)
Total Shareholders' Equity	36,911	47,608	54,047
Total Liabilities and Shareholders' Equity	$ 41,543	$ 56,348	$ 71,257

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share data)
	Three months ended		Six months ended
	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Revenue:
Product revenue	$ 1,595	$ 2,260	$ 2,185	$ 3,917
Funded research and development	385	-	557	-
Total revenue	1,980	2,260	2,742	3,917
Operating costs and expenses:
Cost of product revenue	838	1,023	1,250	1,772
Research and product development expenses:
Funded research and product development expenses	672	-	1,017	-
Unfunded research and product development expenses	1,095	897	2,118	2,114
Total research and product development expenses	1,767	897	3,135	2,114
Selling, general and administrative expenses	1,023	1,412	2,658	3,037
Operating loss	(1,648)	(1,072)	(4,301)	(3,006)
Interest expense	(12)	(463)	(24)	(1,061)
Loss on derivatives	(11)	(27)	(178)	(78)
Gain on sale of holdings	2,369	25,458	4,610	31,009
Impairment losses (Note 7)	(1,900)	-	(7,182)	-
Other income (expense), net	4	(478)	13	(1,111)
(Loss) income from operations before income taxes, equity in holdings' losses, cumulative effect of change in accounting principle and minority interests	(1,198)	23,418	(7,062)	25,753
Income tax (expense) benefit	(492)	(9,492)	1,861	(10,423)
Equity in holdings' losses, net of tax	(4,374)	(3,832)	(6,240)	(7,994)
Minority interest in losses of consolidated subsidiary	108	-	229	-
(Loss) income before cumulative effect of change in accounting principle	(5,956)	10,094	(11,212)	7,336
Cumulative effect of accounting change for derivative financial instruments for Company's own stock, net of tax	-	1,468	-	1,468
Net (loss) income	$(5,956)	$ 11,562	$(11,212)	$ 8,804
(Loss) Earnings Per Share (Basic):
(Loss) income before cumulative effect of changes in accounting principle	$(.17)	$.28	$(.32)	$.21
Cumulative effect of accounting change for derivative financial instruments for Company's own stock	-	.04	-	.04
(Loss) earnings per share	$(.17)	$.32	$(.32)	$.25
(Loss) Earnings Per Share (Diluted):
(Loss) income before cumulated effect of changes in accounting principle	$(.17)	$.27	$(.32)	$.20
Cumulative effect of accounting change for derivative financial instruments for Company's own stock	-	.04	-	.04
(Loss) earnings per share	$(.17)	$.31	$(.32)	$.24

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

(Dollars in thousands)

	Six months ended
COMMON STOCK	June 30, 2002	June 30, 2001
Balance, January 1	$ 35,505	$ 35,443
Issuance of shares - options	42	62
Balance, June 30	$ 35,547	$ 35,505
PAID-IN-CAPITAL
Balance, January 1	$ 67,045	$ 55,147
Issuance of shares - options	(2)	4
Plug Power holding, net of taxes	578	606
SatCon holding, net of taxes	(128)	1,303
Compensatory stock options	25	25
Stock option exercises recognized differently for financial reporting and tax purposes	-	169
Reclassification of common stock warrants from equity to liability, net of tax	-	(2,207)
Balance, June 30	$ 67,518	$ 55,047
ACCUMULATED DEFICIT
Balance, January 1	$(54,913)	$(45,478)
Net (loss) income	(11,212)	8,804
Balance, June 30	$(66,125)	$(36,674)
ACCUMULATED OTHER COMPREHENSIVE LOSS:
UNREALIZED LOSS ON AVAILABLE FOR SALE SECURITIES, NET OF TAXES
Balance, January 1	$ -	$ 14,470
Change in unrealized loss on available for sale securities, net of taxes	-	(7,192)
Balance, June 30	$ -	$ 7,278
TREASURY STOCK
Balance, January 1	$ (29)	$ (29)
Balance, June 30	$ (29)	$ (29)
SHAREHOLDERS' EQUITY
Balance, June 30	$ 36,911	$ 61,127
TOTAL COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$(11,212)	$ 8,804
Other comprehensive loss:
Change in unrealized loss on available for sale securities, net of tax	-	(7,192)
Total comprehensive (loss) income	$(11,212)	$ 1,612

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)
	Six months ended
	June 30, 2002	June 30, 2001
Operating Activities
Net (loss) income	$(11,212)	$ 8,804
Adjustments to reconcile net (loss) income to net cash used
by operations:
Cumulative effect of accounting change for derivative financial instruments for Company's own stock, gross	-	(2,468)
Loss on derivatives	178	78
Impairment losses	7,182	-
Minority interest	(229)	-
Depreciation and amortization	266	1,527
Gain on sale of holdings	(4,610)	(31,009)
Equity in losses of equity holdings (gross)	6,218	13,367
Loss on disposal of fixed assets	3	1
Deferred income taxes and other credits	(1,918)	5,499
Stock option compensation	25	25
Changes in operating assets and liabilities:
Accounts receivable	(467)	(999)
Inventories	163	(343)
Prepaid expenses and other current assets	(729)	(171)
Accounts payable	(64)	122
Income taxes	409	434
Accrued liabilities - related parties	30	(6)
Accrued liabilities	(21)	624
Net cash used by operations	(4,776)	(4,515)

Discontinued Operations:
Change in net liabilities/assets	-	127
Net cash provided by discontinued operations	-	127
Net cash used by operating activities	(4,776)	(4,388)

Investing Activities
Purchases of property, plant and equipment	(226)	(830)
Proceeds from sale of holdings	6,986	35,717
Net change in restricted cash equivalents	1	200
Principal payments from notes receivable	25	169
Net cash provided by investing activities	6,786	35,256

Financing Activities
Net payments under bank line-of-credit	-	(10,000)
Net payments under related party debt	-	(4,052)
Financing costs	-	(200)
Proceeds from stock option exercises	40	66
Net cash provided (used) by financing activities	40	(14,186)
Increase in cash and cash equivalents	2,050	16,682
Cash and cash equivalents - beginning of period	4,127	972
Cash and cash equivalents - end of period	$ 6,177	$ 17,654

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

  Change in Year-End

  On February 13, 2002, the Company changed its fiscal year-end from September 30 to December 31, effective with the calendar year beginning January 1, 2002. A three-month transition period from October 1, 2001 through December 31, 2001 (the "Transition Period") precedes the start of the 2002 fiscal year. "2001" refers to fiscal periods in the year ended September 30 and the Transition Period refers to the three months ended December 31, 2001. This new fiscal year makes the Company's annual and quarterly reporting periods consistent with those used by Plug Power Inc. ("Plug Power") and permits the Company to continue to account for its holdings in Plug Power on a timely basis.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Significant Accounting Policies (Continued)

Accounting for Goodwill and Other Intangible Assets

Effective January 1, 2002, the Company adopted the provisions of SFAS

No. 142, "Goodwill and Other Intangible Assets." This Statement affects the Company's treatment of goodwill and other intangible assets. The Statement requires that goodwill existing at the date of adoption be reviewed for possible impairment and that impairment tests be periodically repeated, with impaired assets written down to fair value. Additionally, existing goodwill and intangible assets must be assessed and classified within the Statement's criteria. Intangible assets with finite useful lives will continue to be amortized over those periods. Amortization of goodwill and intangible assets with indeterminable lives will cease.

As a result of the adoption of the Statement, the Company will no longer amortize the goodwill associated with its equity holdings in SatCon. The Company will continue to regularly evaluate its holdings in SatCon to determine if any declines in value of holdings are other than temporary and record impairment losses, when appropriate (see Note 7). As of June 30, 2002, there is no goodwill associated with our investment in SatCon.

The Company recorded expense related to the amortization of goodwill associated with its holdings in SatCon of $0 and $1,377 thousand, during the six months ended June 30, 2002 and June 30, 2001, respectively. The Company has no intangible assets.

The Pro Forma effects of the Company adopting the provisions of SFAS No. 142 would be as follows:
(Dollars in thousands, except per share data)	Three months ended June 30, 2002	Three months ended June 30, 2001	Six months ended June 30, 2002	Six months ended June 30, 2001
Reported net (loss) income	$(5,956)	$11,562	$(11,212)	$ 8,804
Add back goodwill amortization, net of taxes	-	410	-	816
Adjusted net (loss) income	$(5,956)	$11,972	$(11,212)	$ 9,620
Basic (Loss) Income Per Share:
Reported net (loss) income	$ (0.17)	$ 0.32	$ (0.32)	$ 0.25
Goodwill amortization	-	0.01	-	0.02
Adjusted (loss) income per share	$ (0.17)	$ 0.33	$ (0.32)	$ 0.27
Diluted (Loss) Income Per Share:
Reported net (loss) income	$ (0.17)	$ 0.31	$ (0.32)	$ 0.24
Goodwill amortization	-	0.01	-	0.02
Adjusted (loss) income per share	$ (0.17)	$ 0.32	$ (0.32)	$ 0.26

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

  Reclassification

Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

  Inventories

  Inventories consist of the following at:

(Dollars in thousands)	June 30, 2002	Dec. 31, 2001	Sept.30, 2001
Finished goods	$ 336	$ 342	$ 272
Work in process	395	479	693
Raw materials, components and assemblies	616	689	709
	$1,347	$1,510	$1,674

  Holdings, at Equity

The principal components of the Company's holdings, at equity consist of the following:
Holding	Recorded Book Value ($ in millions)	Quoted Market Price per Nasdaq	Calculated Market Value per Nasdaq ($ in millions)	Ownership	Shares
June 30, 2002
Plug Power Inc.	$25.776	$ 7.91	$ 90.129	22.44%	11,394,315
SatCon Technology Corporation	2.599	$ 1.60	1.740	6.58%	1,087,500
Total	$28.375		$ 91.869
December 31, 2001
Plug Power Inc.	$32.177	$ 8.74	$104.830	23.83%	11,994,315
SatCon Technology Corporation	6.760	$ 5.20	6.760	7.86%	1,300,000
Total	$38.937		$111.590

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Holdings, at Equity (Continued)
Holding	Recorded Book Value ($ in millions)	Quoted Market Price per Nasdaq	Calculated Market Value per Nasdaq ($ in millions)	Ownership	Shares
September 30, 2001
Plug Power Inc.	$36.027	$ 9.62	$115.385	23.9%	11,994,315
SatCon Technology Corporation	11.170	$ 4.86	6.318	8.05%	1,300,000
Total	$47.197		$121.703

Summarized below is financial information for Plug Power and SatCon, as derived from published financial reports. Plug Power's fiscal year ends December 31 and SatCon's fiscal year ends September 30. Our holdings in SatCon are accounted for on a one-quarter lag.

(Dollars in thousands)	SatCon _______________________________________			Plug Power ________________________________________
Balance Sheet	As of Mar. 30, 2002(1)	As of Sept. 30, 2001(2)	As of June 30, 2001(1)	As of June 30, 2002(1)	As of Dec. 31, 2001(2)	As of Sept. 30, 2001(1)
Current assets	$29,608	$42,466	$44,802	$ 83,589	$100,565	$111,212
Non-current assets	22,549	26,310	24,621	46,832	50,809	53,607
Current liabilities	11,586	12,842	9,302	9,456	10,199	7,737
Non-current liabilities	1,050	1,423	1,723	6,070	6,172	6,534
Stockholders' equity	39,521	54,511	58,398	114,895	135,003	150,548

	Three Months Ended		Three Months Ended
Results of Operations	Mar. 30, 2002(1)	Mar. 31, 2001(1)	June 30, 2002(1)	June 30, 2001(1)
Gross revenues	$ 10,300	$ 11,536	$ 2,544	$ 1,289
Gross profit (loss)	871	2,482	(348)	(909)
Net loss	(4,997)	(6,371)	(12,229)	(18,320)
	Six Months Ended		Six Months Ended
	Mar. 30, 2002(1)	Mar. 31, 2001(1)	June 30, 2002(1)	June 30, 2001(1)
Gross revenues	$ 18,640	$ 21,030	$ 5,448	$ 2,316
Gross profit (loss)	1,558	4,451	865	(1,853)
Net loss before cumulative effect of changes in accounting principles	(10,392)	(9,359)	(23,825)	(37,334)
Cumulative effect of changes in accounting principles	-	(1,022)	-	-
Net loss	(10,392)	(10,381)	(23,825)	(37,334)

(1) derived from unaudited financial information

(2) derived from audited financial statements

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Holdings, at Equity (Continued)

SatCon's July 31, 2002 press release on third quarter results and accomplishments for the three months ended June 29, 2002 included the following information:

(Dollars in thousands)
Balance Sheet	As of June 29, 2002(1)
Current assets	$25,046
Non-current assets	20,792
Current liabilities	11,445
Non-current liabilities	932
Stockholders' equity	33,461

Results of Operations	3 Months Ended June 29, 2002(1)
Gross revenues	$11,754
Gross profit	1,994
Net loss	(4,996)

(1) derived from unaudited financial information

Plug Power Inc.

The following is a roll forward of the Company's accounting for holdings in Plug Power:

(Dollars in thousands)	Six months ended June 30, 2002	Three months ended Dec. 31, 2001	Twelve months ended Sept.30, 2001
Holdings balance, beginning of period	$32,177	$ 36,027	$ 48,372
Share of Plug Power losses, gross	(5,435)	(4,069)	(22,101)
Sale of shares	(1,544)	-	(4,708)
Equity adjustment for share of third-party investments in Plug Power which increased equity	578	219	14,464
Holdings balance, end of period	$25,776	$ 32,177	$ 36,027

There is no difference between the carrying value of the Company's holdings in Plug Power and its interest in the underlying equity at June 30, 2002, December 31, 2001 or September 30, 2001.

The Company sold shares of Plug Power and recognized gains and proceeds as follows:
(Dollars in thousands, except shares)	Three months ended June 30, 2002 June 30, 2001		Six months ended June 30, 2002 June 30, 2001
Shares sold	300,000	1,217,500	600,000	1,710,000
Proceeds	$3,174	$28,658	$6,076	$35,717
Gain on sales	$2,435	$25,458	$4,532	$31,009

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Holdings, at Equity (Continued)

SatCon Technology Corporation

The following is a roll forward of the Company's accounting for holdings in SatCon:

(Dollars in thousands)	Six months ended June 30, 2002	Three months ended Dec. 31, 2001	Twelve months ended Sept.30, 2001
Holdings balance, beginning of period	$6,760	$11,170	$ 15,984
Share of SatCon losses on one-quarter lag, gross	(783)	(727)	(1,938)
Sale of shares	(832)	-	(4,296)
Amortization of embedded difference between the Company's basis and calculated ownership of underlying equity, one-quarter lag (Note 2)	-	(688)	(2,755)
Impairment loss (Note 7)	(2,418)	(5,790)	-
Equity adjustment for other equity activity	(128)	2,795	4,175
Holdings balance, end of period	$2,599	$ 6,760	$11,170

The difference between the carrying value of the Company's holdings in SatCon and its interest in the underlying equity (on a one-quarter lag basis) consists of the following:
	June 30,	Dec. 31,	Sept.30,
(Dollars in thousands)	2002	2001	2001
Calculated ownership	$2,599	$ 4,285	$ 4,704
Embedded difference (goodwill) (Note 2)	-	2,475	6,466
Carrying value of investment in SatCon	$2,599	$ 6,760	$11,170

The Company sold shares of SatCon and recognized gains and proceeds as follows:

(Dollars in thousands, except shares)	Three months ended June 30, 2002 June 30, 2001		Six months ended June 30, 2002 June 30, 2001
Shares sold	100,000	-	212,500	-
Proceeds	$230	-	$910	-
(Loss) gain on sales	$(66)	-	$ 78	-

  Securities Available for Sale

Securities available for sale are classified as current assets. Changes in net unrealized gains (losses) are charged to Other Comprehensive Income.

Securities available for sale consist of Beacon Power common stock. The book basis roll forward of Beacon Power common stock is as follows:

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Securities Available for Sale (Continued)
(Dollars in thousands)	June 30, 2002	Dec.31, 2001	Sept.30, 2001
Capital contributions during 2000 - cash	$ 6,050	$ 6,050	$ 6,050
Cash-less warrant exercise during 2001	8,500	8,500	8,500
Stock received as pro rata distribution from SatCon during 2001	827	827	827
Impairment loss during the Transition Period ended December 31, 2001	(9,643)	(9,643)	-
Impairment loss during 2002 (see Note 7)	(4,764)	-	-
Securities book basis	970	5,734	15,377
Fair value adjustment	-	-	(8,673)
Securities at market value	$ 970	$ 5,734	$ 6,704

The Company's ownership of Beacon Power common stock is as follows:
	June 30, 2002	Dec.31, 2001	Sept.30, 2001
Shares	4,410,797	4,410,797	4,410,797
Percentage	10.3%	10.3%	10.3%
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

The slowing economy has had a negative impact on the equity value of companies in the new energy sector. In light of these circumstances and based on the results of the reviews described above, the Company recorded other than temporary impairment charges with respect to its holdings in publicly traded companies. The pre-tax impairment losses were recorded as follows:

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Holdings, at equity (SatCon), (see Note 5)	$ 620	$ -	$2,418	$ -
Securities available for sale (Beacon), (see Note 6)	1,280	-	4,764	-
	$1,900	$ -	$7,182	$ -

  Income Taxes

The Company's effective tax rates for the three months ended June 30, 2002 and 2001 were as follows:

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Income Taxes (Continued)
	For the three months ended June 30, 2002 June 30, 2001		For the six months ended June 30, 2002 June 30, 2001
Tax rate	40.96%	40.53%	(13.85%)	40.73%

Income tax (benefit) expense consists of the following:

(Dollars in thousands)	For the three months ended June 30, 2002 June 30, 2001		For the six months ended June 30, 2002 June 30, 2001
Operations before equity in holdings' losses
Federal	$ (475)	$ 540	$ (475)	$ 540
State	565	6	555	12
Deferred	402	8,946	(1,941)	9,871
	492	9,492	(1,861)	10,423
Equity in holdings' losses
Federal	-	-	-	-
State	-	-	-	-
Deferred	1,271	(2,613)	22	(5,373)
	1,271	(2,613)	22	(5,373)
Total operations	1,763	6,879	(1,839)	5,050
Change in accounting principle
Federal	-	-	-	-
State	-	-	-	-
Deferred	-	1,000	-	1,000
Total change in accounting Principle	-	1,000	-	1,000
Total	$ 1,763	$7,879	$(1,839)	$6,050
Items charged (credited) directly to stockholders' equity:
Increase in additional paid- in Capital for equity holdings, and warrants and options issued - Deferred	$ (2)	$ 417	$ -	$ 1,273
Decrease (increase) in unrealized loss on available for sale securities - Deferred	-	2,552	-	(4,794)
Expenses for employee stock options recognized differently for financial reporting/tax purposes - Federal	(25)	(85)	-	(169)
Decrease in additional paid- in-capital for change in accounting for derivative financial instruments for Company's own stock	-	(1,471)	-	(1,471)
	$ (27)	$1,413	$ -	$(5,161)

The deferred tax assets and liabilities consist of the following tax effects relating to temporary differences and carryforwards:

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Income Taxes (Continued)

(Dollars in thousands)	June 30, 2002	Dec. 31, 2001	Sept. 30, 2001
Current deferred tax assets:
Loss provisions for discontinued operations	$ 142	$ 142	$ 143
Bad debt reserve	277	277	277
Inventory valuation	52	27	27
Inventory capitalization	12	12	12
Securities available for sale	3,250	1,344	956
Vacation pay	114	94	78
Warranty and other sale obligations	34	33	29
Stock options	247	237	232
Contingent liability warrant holders	-	-	115
Other reserves and accruals	108	149	183
	4,236	2,315	2,052
Valuation allowance	(4,236)	-	-
Net current deferred tax assets	$ -	$ 2,315	$ 2,052
Net operating loss	$ 3,749	$ 3,117	$ 2,360
Property, plant and equipment	(82)	(82)	(82)
Holdings, at equity	(3,919)	(7,314)	(10,618)
Derivatives	(6)	(78)	(88)
Other	239	201	201
Research and development tax credit	459	459	459
Alternative minimum tax credit	150	609	609
590	(3,088)	(7,159)
Valuation allowance	(590)	(1,144)	(1,144)
Other credits	(173)	(174)	(150)
Noncurrent net deferred tax liabilities and other credits	$ (173)	$(4,406)	$(8,453)

The valuation allowance at June 30, 2002 is $4.826 million and at June 30, 2001 was $1.144 million. During the quarter ended June 30, 2002, the valuation allowance was increased through the statement of operations by $3.821 million and decreased by $.139 million through paid-in-capital, for a net increase of $3.682 million. The Company determined that based on the "start up" nature of its micro fuel cell operations, which continues to generate losses, and the reduced built-in gain associated with its Plug Power holdings, the ultimate recognition of deferred tax assets was not assured.
  Debt

As of June 30, 2002, the Company had a $10 million Credit Agreement with KeyBank, N.A. dated as of August 10, 2001 ("the $10 million Credit Agreement"). As of June 30, 2002, the Company had $1 million outstanding under this line of credit.

As of June 30, 2002, the market value of Plug Power common stock was $7.91 per share which means the amount available on the line of credit was $5 million of which $1 million was outstanding, leaving $4 million available under the facility.

Subsequent to June 30, 2002, the market value of Plug Power common stock fell below $7 per share, therefore no credit is currently available under this line of credit. In accordance with the $10 million Credit Agreement, the Company deposited $1 million into its

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Debt (Continued)

  debt service fund to cover the outstanding debt balance.

  Earnings Per Share

The amounts used in computing earnings per share ("EPS") and the effect on income and the weighted average number of shares of potentially dilutive securities are as follows:

	For the three months ended		For the six months ended
(Dollars in thousands)	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Loss	$(5,956)	$11,562	$(11,212)	$8,804
Basic EPS:
Common shares outstanding, beginning of period	35,509,110	35,455,335	35,484,760	35,422,335
Weighted average common shares issued during the period	15,900	12,238	23,016	35,971
Weighted average shares outstanding	35,525,010	35,467,573	35,507,776	35,458,306
Loss per weighted average share	$ (0.17)	$ 0.32	$ (0.32)	$ 0.25
Diluted EPS:
Common shares outstanding, beginning of period	35,509,110	35,455,335	35,484,760	35,422,335
Weighted average common shares issued during the period	15,900	12,238	23,016	35,971
Weighted average number of options	-	1,516,624	-	1,404,667
Weighted average number of warrants	-	-	-	-
Weighted average number of shares used in fully diluted income (loss) per share	35,525,010	36,984,197	35,507,776	36,862,973
Income (loss) per weighted average share	$ (0.17)	$ 0.31	$ (0.32)	$ 0.24

For the three and six months ended June 30, 2002, options to purchase 3,356,525 shares of common stock at prices ranging from $.54 to $21.92 per share and warrants to purchase 300,000 shares of common stock at $12.56 per share were outstanding but were not included in the computations of EPS-assuming dilution because the Company incurred losses during these periods and inclusion would be anti-dilutive.

  Equity in Holdings' Losses, Net of Tax

  The Company's holdings' losses, net of tax, accounted for under the equity method is as follows:

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Plug Power	$(3,868)	$(2,931)	$(5,480)	$(6,366)
SatCona	(506)	(901)	(760)	(1,628)
	$(4,374)	$(3,832)	$(6,240)	$(7,994)
aIncludes goodwill amortization as follows:	$ -	$ 688	$ -	$ 1,377

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Cash Flows - Supplemental Information
(Dollars in thousands)	Six months ended June 30,
	2002	2001
Non-cash Investing and Financing Activities:
Additional holdings and paid-in-capital resulting from other investors' investments in Plug Power Inc.	$ 578	$1,010
Change in holdings and paid-in-capital resulting from other equity activity in SatCon Technology Corporation	(128)	2,172
Additional paid-in-capital resulting from stock option exercises treated differently for financial reporting and tax purposes	-	169
Contingent obligation to common stock warrant holders	-	1,210
Capitalization of interest on FAC loans	-	107

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

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Segment Information (Continued)
(Dollars in thousands) Three months ended June 30, 2002	New Energy	Test and Measurement Instrumentation	Other	Reconciling Items	Consolidated Totals
Product revenue	$ -	$1,595	$ -	$ -	$ 1,595
Funded research and development revenue	385	-	-	-	385
Research and product development expenses	1,510	257	-	-	1,767
Selling, general and administrative expenses	361	418	244	-	1,023
Equity in holdings' losses	(3,103)	-	-	(1,271)	(4,374)
Impairment losses	(1,900)	-	-	-	(1,900)
Segment (loss) profit	(4,216)	-	(1,848)	108	(5,956)
Total assets	31,357	2,488	7,698	-	41,543
Holdings, at equity	28,375	-	-	-	28,375
Securities available for sale	970	-	-	-	970
Capital expenditures	110	6	40	-	156
Depreciation and amortization	52	36	49	-	137
(Dollars in thousands) Three months ended June 30, 2001	New Energy	Test and Measurement Instrumentation	Other	Reconciling Items	Consolidated Totals
Product revenue	$ -	$ 2,260	$ -	$ -	$ 2,260
Research and product development expenses	568	329	-	-	897
Selling, general and administrative expenses	608	496	308	-	1,412
Equity in holdings' losses	(6,445)	-	-	2,613	(3,832)
Segment profit (loss)	20,261	350	(9,049)	-	11,562
Total assets	74,851	3,801	16,345	-	94,997
Holdings, at equity	42,159	-	-	-	42,159
Securities available for sale	26,679	-	-	-	26,679
Capital expenditures	326	10	303	-	639
Depreciation and amortization	16	40	581	-	637
(Dollars in thousands) Six months ended June 30, 2002	New Energy	Test and Measurement Instrumentation	Other	Reconciling Items	Consolidated Totals
Product revenue	$ -	$ 2,185	$ -	$ -	$ 2,185
Funded research and development revenue	557	-	-	-	557
Research and product development expenses	2,612	523	-	-	3,135
Selling, general and administrative expenses	1,144	919	595	-	2,658
Equity in holdings' losses	(6,218)	-	-	(22)	(6,240)
Impairment losses	(7,182)	-	-	-	(7,182)
Segment (loss) profit	(12,335)	(670)	1,564	229	(11,212)
Total assets	31,357	2,488	7,698	-	41,543
Holdings, at equity	28,375	-	-	-	28,375
Securities available for sale	970	-	-	-	970
Capital expenditures	140	6	80	-	226
Depreciation and amortization	98	72	96	-	266

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Segment Information (Continued)
(Dollars in thousands) Six months ended June 30, 2001	New Energy	Test and Measurement Instrumentation	Other	Reconciling Items	Consolidated Totals
Product revenue	$ -	$ 3,917	$ -	$ -	$ 3,917
Research and product development expenses	1,442	672	-	-	2,114
Selling, general and administrative expenses	1,336	955	746	-	3,037
Equity in holdings' losses	(13,367)	-	-	5,373	(7,994)
Segment profit (loss)	17,227	394	(8,817)	-	8,804
Total assets	74,851	3,801	16,345	-	94,997
Holdings, at equity	42,159	-	-	-	42,159
Securities available for sale	26,679	-	-	-	26,679
Capital expenditures	462	28	340	-	830
Depreciation and amortization	25	85	1,417	-	1,527

The following table presents the details of "Other" segment (loss) profit:
	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001
Corporate and Other Income (Expenses):
Depreciation and amortization	$ (49)	$ (581)	$ (96)	$(1,417)
Interest expense	(12)	(463)	(24)	(1,061)
Interest income	24	111	50	132
Income tax (expense) benefit	(1,763)	(7,879)	1,839	(6,050)
Other expense, net	(48)	(237)	(205)	(421)
Total (expense) income	$(1,848)	$(9,049)	$ 1,564	$(8,817)

  Related Party Transactions

During the six months ended June 30, 2002, First Albany Companies Inc. ("FAC") sold 662,705 shares of the Company's common stock in the public markets. FAC now owns 11,091,040 shares, approximately 31.22% of the Company's common stock.

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

In connection with NIST billings, as of June 30, 2002, the Company has a liability to Dupont for approximately $131 thousand. This liability is included in the financial statement line "Accrued liabilities - related parties."

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Subsequent Events

Sales of Holdings

From July 1 through August 9, 2002, the Company sold Plug Power and SatCon common stock as follows:

(Dollars in thousands Company	Number of Shares Sold	Net Proceeds from Sales
Plug Power	45,000	$262
SatCon	18,000	23
		$285

NYSERDA Award

On April 25, 2002, the Company announced that its subsidiary, MTI MicroFuel Cells, Inc., received an award of $500,000 from the New York State Energy Research and Development Authority (NYSERDA). The award, matched by a similar commitment from MTI Micro, will help fund a year-long research program to advance the development and commercialization of direct methanol micro fuel cell technology.

The NYSERDA award will also augment and support a $9.3 million research and development program that is a joint effort of MTI Micro and DuPont. In August 2001, the two companies received an award of $4.6 million for the program from the Advanced Technology Program (ATP) of NIST.

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

On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exist or disposal activities that are initiated after December 31, 2002, with early application encouraged.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Effect of Recent Accounting Pronouncements (Continued)

The Company is in the process of reviewing the provisions of the new standard to determine its potential impact.

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

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Contingencies (Continued)

On September 9, 1998, Barbara Lawrence, the Lawrence Group, Inc.

("Lawrence"), and certain other Lawrence-related entities ("Plaintiffs") filed suit in the United States Bankruptcy Court for the Northern District of New York against First Albany Corporation, Mechanical Technology, Dale Church, Edward Dohring, Alan Goldberg, George McNamee, Beno Sternlicht, Marty Mastroianni (former President and Chief Operating Officer of the Company), and 33 other individuals ("Defendants") who purchased a total of 820,909 shares of the Company's stock from the Plaintiffs. The case concerns the Defendants' 1997 purchase of Mechanical Technology shares from the Plaintiffs at the price of $2.25 per share. FAC acted as Placement

Agent for the Defendants in the negotiation and sale of the shares and in proceedings before the Bankruptcy Court for the Northern District of New York, which approved the sale in September 1997. Plaintiffs claim that the Defendants failed to disclose material inside information concerning Plug Power, LLC to the Plaintiffs and therefore the $2.25 per share purchase price was unfair. Plaintiffs are seeking damages of $5 million plus punitive damages and costs. In April 1999, Defendants filed a motion to dismiss the amended complaint, which was denied by the Bankruptcy Court. On appeal in October 2000, Plaintiffs' cause of action was dismissed by the United States District Court for the Northern District of New York. In November 2000, Plaintiffs filed an appeal of that dismissal with the United States Court of Appeals for the Second Circuit. In June 2002, the Second Circuit Court of Appeals reversed the District Court decision and remanded the case for further consideration. A motion to reconsider the decision of the Court of Appeals has been filed and is pending.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors, which have affected the Company's earnings during the periods included in the accompanying, consolidated statements of income.

The Company is primarily engaged in the development of direct methanol micro fuel cells through its subsidiary MTI MicroFuel Cells, Inc. ("MTI Micro")and in the design and manufacturing of precision instrumentation through its subsidiary MTI Instruments. Mechanical Technology also co-founded and retains a significant interest in Plug Power Inc. (NASDAQ: PLUG), a leading manufacturer of fuel cells. Mechanical Technology also has an interest in SatCon Technology Corporation (NASDAQ: SATC), which develops power electronics and energy management products, and Beacon Power Corporation (NASDAQ: BCON), which develops flywheel energy storage systems.

MTI Micro is developing direct methanol fuel cells with the goal of commercialization in 2004. MTI Micro has a strategic partnership with DuPont, significant intellectual property in the micro fuel cell industry, a world-class leadership team comprised of seasoned business executives and successful entrepreneurs, and an industry leading team of researchers and scientists.

MTI Instruments specializes in the design, manufacture and service of non-contact precision test and measurement equipment. MTI Instruments' three product groups provide a range of instrumentation devices for science, engineering and manufacturing: semiconductor systems, jet engine balancing systems and non-contact sensing instruments. Most recently, MTI Instruments has focused development efforts on measurement systems primarily for the semiconductor industry and is working on advancing waver metrology systems to develop more multi-purpose devices. MTI Instruments' largest customers include industry leaders in the computer, electronic, semiconductor, automotive, aerospace, aircraft and bioengineering fields.

From inception through June 30, 2002, the Company has incurred net losses of $66.1 million and expects to incur losses as it continues micro fuel cell product development and commercialization programs. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial as a result of, among other factors, the number of prototypes produced, gains on sales of holdings and the operating results of MTI Instruments.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates (Continued)

America. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, inventories, holdings and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

Revenue Recognition. The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin No. 101, "Revenue Recognition." Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer has occurred and we have determined that collection of the fee is probable. Title to the product generally passes upon shipment of the product, as the products are shipped FOB shipping point. We provide for a warranty reserve at the time the product revenue is recognized.  We perform funded research and development and product development for government agencies under cost reimbursement contracts. Cost reimbursement contracts provide for the reimbursement of allowable costs. Revenue from reimbursement contracts is recognized as services are performed. In these contracts, we receive periodic progress payments and retain the rights to the intellectual property developed in government contracts. All payments made to the Company for work performed on contracts with agencies of the U.S. government are subject to audit and adjustment by the Department of Commerce. Adjustments are recognized in the period made. Any losses incurred in performing funded research and development projects are recognized as funded research and development expenses as incurred.

Inventory. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Critical Accounting Policies and Estimates (Continued)

Holdings. The Company holds minority interests in companies having operations or technology in areas within its strategic focus, all of which are publicly traded and have highly volatile share prices. The Company records a holding impairment charge when it believes a holding has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying holdings could result in significant losses and an inability to recover the carrying value of the holdings, thereby possibly requiring an impairment charge in the future.

Income Taxes. As part of the process of preparing our consolidated financial statements, we are required to estimate our income taxes in each of the jurisdictions in which we operate. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Included in this assessment is the determination of net operating loss carryforwards. These differences result in a net deferred tax asset. We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and, to the extent that we believe that recovery is not likely, we must establish a valuation allowance.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We recorded a valuation allowance due to uncertainties related to our ability to utilize certain net deferred tax assets, primarily consisting of built-in-losses on holdings and net operating losses and credits which may be carried forward, before they expire. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. The Company has recorded a full valuation allowance against its deferred tax assets of $4.826 million as of June 30, 2002, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on estimates of taxable income and the period over which its deferred assets will be recoverable.

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

Product Revenue. Product revenue at MTI Instruments for the three months ended June 30, 2002 totaled $1.595 million compared to $2.260 million for the same period in the prior year, a decrease of $.665 million, or 29.4%. This decrease is primarily the result of decreased sales to OEM customers of $1.144 million, partially offset by increased sales to PBS customers of $.296 million and other product line increases of $.183 million. The OEM reduction reflects the downturn in the OEM markets served by MTI Instruments.

Sales for the first six months of 2002 versus the same period in 2001 have decreased by $1.732 million to $2.185 million in 2002 from $3.917 million in 2001, a 44.2% decrease. The six month decrease is the result of decreased sales to OEM customers of $1.821 million and semiconductor customers of $.102 million offset by increases to PBS customers of $.154 million and other net increases in other product lines of $.037 million.

Funded Research and Development Revenue. Funded research and development revenue was $.385 million for the three months ended June 30, 2002. Funded research and development revenue for the first six months of 2002 totaled $.557 million. These amounts reflect billings and amounts to be billed under government contracts for the research and development of micro fuel cells for use in portable electronics.

Cost of Product Revenue. Cost of product revenue for the three months ended June 30, 2002 decreased by $.185 million or 18.1% from $1.023 million for the same period in the prior year to $.838 million. The decrease was primarily due to decreased sales. Gross profit from product revenue decreased to 47.5% of product revenue for the three months ended June 30, 2002 from 54.7% of product revenue for the same period in the prior year.

Gross profits decreased for the three months ended June 30, 2002 due to higher overhead absorption resulting from decreased sales levels in 2002.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

Gross profit from product revenue decreased by 12% to 42.8% from 54.8% for the first six months of 2002 versus the same period in 2001. The six month change is the result of higher overhead absorption resulting from decreased sales levels.

Funded Research and Product Development Expenses. Funded research and product development expenses were $.672 million for the three months ended June 30, 2002. Funded research and development expenses for the first six months of 2002 totaled $1.017 million. The costs are attributable to funded research and product development expenses from government programs.

Unfunded Research and Product Development Expenses. Unfunded research and product development expenses increased by $.198 million or 22.1% to

$1.095 million for the three months ended June 30, 2002 from $.897 million for the same period in the prior year. This increase reflects a $.072 million reduction in product development costs at MTI Instruments due to reduced spending on development projects reaching the product introduction phase and a $.270 million increase for MTI Micro.

Unfunded research and development expenses for the first six months of 2002 versus the same period in 2001 has remained stable at $2.118 million in 2002 and $2.114 million in 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $.389 million to $1.023 million for the three months ended June 30, 2002 as compared to $1.412 million for the same period in the prior year, a 27.5% decrease.

Selling, general and administrative expenses for the first six months of 2002 totaled $2.658 million representing a 12.5% decrease from $3.037 million during the same period in 2001. This decrease is primarily the result of reduced expense for incentive compensation, since future incentives are expected to be in the form of stock options.

Operating Loss. Operating loss increased $.576 million to an operating loss of $1.648 million for the three months ended

June 30, 2002 as compared to $1.072 million for the same period in the prior year, a 53.7% increase. This loss increase results primarily from decreases in gross profits at MTI Instruments.

The first six months of 2002 resulted in an operating loss of $4.301 million, an increase of $1.295 million over the $3.006 million operating loss for the same period in 2001. This loss increase results primarily from decreases in gross profits at MTI Instruments.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

Gain on Sale of Holdings. Results for the three months ended June 30, 2002 include a $2.369 million gain on the sale of holdings compared to the same period in the prior year which included a $25.458 gain.

The first six months of 2002 includes a $4.610 million gain on the sale of holdings compared to the same period in the prior year which included a gain of $31.009 million.

Derivative Losses. The Company recorded net losses of $.011 million and $.027 million on derivative accounting for the three months ended June 30, 2002 and 2001, respectively. Changes in derivative fair values, calculated using the Black-Scholes pricing model, are recorded on a quarterly basis.

The first six months of 2002 and 2001 included net losses on derivative accounting of $.178 million and $.078 million, respectively.

Impairment Losses. For the three months ended June 30, 2002, the Company recorded a $1.9 million charge for impairment losses for other than temporary decline in the value of certain available-for-sale securities ($1.280 million) and equity method investments ($.620 million). For the six months ended June 30, 2002, impairment charges totaled $7.182 million, $2.418 million related to equity method investments and $4.764 million for availability-for-sale securities.

Interest Expense. Results during the three and six months ended June 30, 2002 were affected by interest expense of $.012 million and $.024 million, respectively, compared to $.463 million and $1.061 million, respectively, for the same periods in the prior year. The decrease in expense results from decreases in the amount of debt outstanding and prime interest rate since last year.

Equity in Holdings' Losses, Net of Tax. In the three and six months ended June 30, 2002, the Company recorded a $4.374 million and

$6.240 million loss, net of tax, respectively, from the recognition of the Company's proportionate share of losses in equity holdings compared to $3.832 million and $7.994 million, respectively, net of tax, for the comparable periods in the prior year.

Equity in holdings' losses results from the Company's minority ownership in certain companies, which are accounted for under the equity method of accounting. Under the equity method of accounting,

the Company's proportionate share of each company's operating losses and amortization of the Company's net excess investment over its equity in each company's net assets is included in equity in

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

holdings' losses. As a result of adopting SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002, the Company will no longer amortize the goodwill associated with its equity holdings in SatCon. Equity in holdings' losses for the three and six months ended June 30, 2002 and 2001 includes the results from the Company's minority ownership in Plug Power and SatCon. The Company expects these companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

Equity in holdings' losses includes a loss, before taxes, from Plug Power of $2.744 million and $5.435 million, respectively, for the three and six months ended June 30, 2002 compared to $4.930 million and $10.642 million, respectively, for the three and six months ended June 30, 2001. The decrease is a combination of Plug Power's reduction in net losses for 2002 compared to 2001 and the result of the Company's decrease in ownership of Plug Power since 2001. Equity in holdings' losses, before taxes, for the three and six months ended June 30, 2002 also includes our proportionate share of losses from SatCon of $.359 million and $.783 million, respectively, compared to $.825 million and $1.346 million, respectively, for the three and six months ended June 30, 2001; and embedded difference (the difference between the carrying value of the Company's holdings and its interest in the underlying equity) amortization of $0 and $0, respectively, for the three and six months ended June 30, 2002 compared to $.688 million and $1.377 million, respectively, for the three and six months ended June 30, 2001. SatCon is accounted for on a one-quarter lag and includes results of SatCon through March 30, 2002.

Income Tax (Benefit) Expense. The tax rates for the three and six months ended June 30, 2002 are 40.96% and (13.85%) compared to the rates for the three and six months ended June 30, 2001 of 40.53% and 40.73%. These tax rates are primarily due to losses generated by operations, offset by a full valuation reserve recorded against net deferred tax assets as of June 30, 2002. The valuation allowance at June 30, 2002 is $4.826 million and at June 30, 2001 was $1.144 million. During the quarter ended June 30, 2002, the valuation allowance was increased through the statement of operations by $3.821 million and decreased by $.139 million through paid-in-capital, for a net increase of $3.682 million. The Company determined that based on the "start up" nature of its micro fuel cell operations, which continues to generate losses, and the reduced built-in gain associated with its Plug Power holdings, the ultimate recognition of deferred tax assets was not assured.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

Further, as a result of ownership changes in 1996, the availability of net operating loss carryforwards to offset future taxable income will be limited pursuant to the Internal Revenue Code.

Financial Condition

Inventory and accounts receivable turnover ratios and their changes for the six months ended June 30 are as follows:

	2002	2001	Change
Inventory	0.82	1.02	(0.20)
Accounts receivable	4.29	3.54	.75

The change in the inventory turnover ratio is the result of sales reduction and inventory levels for new semi-conductor products.

The change in the accounts receivable turnover ratio is the result of the timing of sales.

Inventories at June 30, 2002 of $1.347 million reflect inventory levels for MTI Instruments required to support expected sales levels in 2002.

Working capital of $7.504 million at June 30, 2002 reflects a $4.405 million decrease from $11.909 million at December 31, 2001. This decrease reflects $4.776 million net cash used in operating activities offset by $6.986 million in proceeds from sale of holdings, a $4.764 million decrease in the fair value of Beacon Power holdings and a $2.315 million decrease in deferred income tax assets.

At June 30, 2002, cash and cash equivalents were $6.177 million versus $4.127 million at December 31, 2001. Net cash used by operating activities for the six months ended June 30, 2002 amounted to $4.776 million, as compared to $4.388 million in the prior year. Accounts receivable increased due to the timing of sales during the quarter. Accounts receivable totaled $1.369 million as of June 30, 2002 as compared to $.902 million as of December 31, 2001, or a 51.8% increase.

As of June 30, 2002, the Company had a $10 million Credit Agreement with KeyBank, N.A. dated as of August 10, 2001 ("the $10 million Credit Agreement"). As of June 30, 2002, the Company had $1 million outstanding under this line of credit. If the market value of Plug Power common stock falls below $8 per share the facility is reduced to $5 million and if the value falls below $7 per share the facility is reduced to zero.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition (Continued)

As of June 30, 2002, the market value of Plug Power common stock was $7.91 per share which means the amount available on the line of credit was $5 million of which $1 million was outstanding, leaving $4 million available under the facility.

Subsequent to June 30, 2002, the market value of Plug Power common stock fell below $7 per share, therefore no credit is currently available under this line of credit. In accordance with the $10 million Credit Agreement, the Company deposited $1 million into its debt service fund to cover the outstanding debt balance.

The $10 million Credit Agreement requires the Company to meet certain covenants, including maintenance of a debt service reserve account

(equal to 3 months of interest payments on outstanding debt), minimum Plug Power share price and pledge additional collateral and maintain an additional collateral value, if required, based on the Plug Power share price falling below $10 per share. Additional collateral consisting of 500,000 shares of SatCon common stock was pledged in August 2001, when the market value of Plug Power common stock fell below $10 per share. The Company was in compliance with these covenants as of June 30, 2002.

Capital spending during the first six months of fiscal 2002 was $.226 million, a decrease from the comparable period in 2001 where capital spending totaled $.830 million. Capital spending during fiscal 2002 included furniture, computers, software and laboratory equipment. Total additional capital spending during fiscal 2002 is expected to be approximately $1.3 million for computers, furniture, facilities fit-up, laboratory and manufacturing equipment.

The Company leases equipment, office and laboratory space under operating leases. Future minimum rental payments, as of June 30, 2002, under the operating leases with non-cancelable terms are as follows:

(Dollars in Year Ending December 31, thousands)
2002	$ 229
2003	457
2004	451
2005	463
2006	389
Thereafter	921
Total operating lease commitments	$2,910

The Company anticipates, barring unforeseen circumstances, that it will be able to meet the liquidity needs of its operations for the

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition (Continued)

next year from current cash resources, government contract revenues, equity financings, sale of assets and borrowings under its $10 million Credit Agreement. However, there can be no assurance as to the future stock prices or performance of Plug Power, SatCon or Beacon, or that the Company will not require additional financing within this time frame or that any additional financing will be available to the Company on terms acceptable to the Company, if at all.

On December 17, 2001 the Company entered into a plan under

Rule 10b5-1 (the "Plan") pursuant to which the Company will sell shares of Plug Power. The Plan provides for the sale of, and the Company intends to sell, up to 1.2 million shares of Plug Power during calendar 2002. As of June 30, 2002, 600,000 shares of Plug Power have been sold pursuant to the Plan. Under the terms of the Plan, the Company may terminate the Plan at any time.

On April 25, 2002, the Company announced that its subsidiary, MTI Micro, received an award of $500,000 from the New York State Energy Research and Development Authority (NYSERDA). The award, matched by a similar commitment from MTI Micro, will help fund a yearlong research program to advance the development and commercialization of direct methanol micro fuel cell technology.

The NYSERDA award will augment and support the $9.3 million research and development program that is a joint effort of MTI Micro and DuPont. The Company's share of the Advanced Technology Program ("ATP") awarded by the National Institute of Standards and Technology ("NIST") is $3.3 million. The Company began incurring costs under this program during December 2001. The award is to carry out a three-year, $9.3 million cost-shared program to research and develop a micro fuel cell for use in portable electronics.

Proceeds from the sale of assets are subject to fluctuations in the market value of Plug Power, SatCon and Beacon as well as securities laws and other agreements detailed below.

From July 1 through August 9, 2002, the Company sold Plug Power and SatCon common stock as follows:

(Dollars in thousands) Company	Number of Shares Sold	Net Proceeds from Sales
Plug Power	45,000	$262
SatCon	18,000	23
		$285

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition (Continued)

The future sale of holdings in Plug Power, SatCon and Beacon Power will generate taxable income or loss which is different from book income or loss due to the tax bases in these assets being significantly different from their book bases and the available net federal operating loss carryforwards available to offset income.

Book and tax bases as of June 30, 2002 are as follows:

Holdings	Shares Held	Average Book Basis	Average Tax Basis
Plug Power	11,394,315	$2.26	$0.96
SatCon	1,087,500	2.39	7.06
Beacon Power	4,410,797.22		2.06

As of June 30, 2002, the Company has holdings in Plug Power, SatCon and Beacon Power securities. Plug Power and SatCon are currently traded on the Nasdaq National Market (NASDAQ: PLUG and SATC) and Beacon Power is traded on the Nasdaq Small Cap Market (NASDAQ: BCON). These securities are therefore subject to market conditions. When acquired, each of these securities was unregistered.

On March 20, 2002, Beacon Power filed a Form 8-K with the SEC stating that Beacon Power had received notification from Nasdaq that, because the closing price of its common stock had been below $1.00 for 30 consecutive days, it would be delisted from the Nasdaq National Market System on June 11, 2002 unless it closed at $1.00 per share or more for a minimum of l0 consecutive trading days before then.

On July 18, 2002, Beacon announced it had received approval from the Nasdaq Small Cap Market for the quotation of its shares. Beacon's stock will be eligible to request a transfer of the quotation back to the National Market System ("NMS") if it maintains a closing bid price of $1.00 for 30 consecutive trading days before September 9, 2002 and complies with other NMS maintenance requirements. After September 9, 2002, it may become eligible to request transfer back to the Nasdaq

NMS if by March 10, 2003 it meets the above closing bid price test and has maintained compliance with all other continued listing requirements on that market. If it does not achieve these tests, then thereafter, it may be listed on the NMS only if it meets all the normal criteria for initial inclusion in the NMS. Beacon can continue the quotation of its shares on the Small Cap Market if it achieves a closing bid price of $1.00 for at least ten consecutive trading days before September 9, 2002. If it fails to do so and yet meets one of the core maintenance criteria for the Small Cap Market on September 9, then it still will remain eligible to be quoted on the Small Cap

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition (Continued)

Market for an additional 180-calendar day grace period thereafter (expiring on March 10, 2003). Beacon expects to meet such maintenance criteria. If it fails to meet the closing bid price test by March 10, 2003, then Beacon will no longer qualify to be quoted on the Small Cap Market, and would need to apply to be quoted on the Over the Counter Bulletin Board.

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

As disclosed in Plug Power's Form 10-Q filed for the period ended June 30, 2002, Plug Power's cash requirements depend on numerous factors, including completion of its product development activities, ability to commercialize its fuel cell systems, market acceptance of its systems and other factors. Plug Power expects to devote substantial capital resources to continue its development programs directed at commercializing its fuel cell systems for worldwide use, hire and train its production staff, develop and expand its manufacturing capacity and production activities and expand its research and development activities. Plug Power expects to pursue the expansion of its operations through internal growth and strategic acquisitions and expects that such activities will be funded from existing cash and cash equivalents, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. The failure to raise the funds necessary to finance its future cash requirements or consummate future acquisitions could adversely affect its ability to pursue its strategy and could negatively affect its operations in future periods. Plug Power

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition (Continued)

anticipates incurring substantial additional losses over at least the next several years and believes that its current cash, cash equivalents and marketable securities balances will provide sufficient capital to fund operations for at least the next twelve months.

Plug Power has financed its operations through June 30, 2002, primarily from the sale of equity, which has provided cash in the amount of $292.8 million. As of June 30, 2002, Plug Power had unrestricted cash and cash equivalents and marketable securities totaling $75.8 million and working capital of $74.1 million. As a result of Plug Power's purchase of real estate, it has escrowed an additional $5.3 million in cash to collateralize the debt assumed on the purchase. Since inception, net cash used in operating activities has been $170.4 million and cash used in investing activities has been $73.2 million including our investments in marketable securities in the amount of $33.0 million.

As disclosed in SatCon's Form 10-Q filed for the period ended June 29, 2002:

Since inception, SatCon has financed its operations and met its capital expenditure requirements primarily through the sale of private equity securities, public security offerings, borrowings on a line of credit and capital equipment leases.

SatCon anticipates that, barring unforeseen circumstances, the existing cash, cash equivalents and marketable securities available at June 29, 2002 will be sufficient to fund operations through September 30, 2002. However, in the event that SatCon is unable to realize cost-saving measures that are underway, its expenses are higher than anticipated or its revenues or collections are lower or slower than anticipated, SatCon may need additional cash prior to September 30, 2002. SatCon may also need additional future funds in order to fund unanticipated operating losses, to grow, to develop new or enhance existing products and services, to respond to competitive pressures or to acquire complementary businesses, products or technologies. Sources of additional funding could include obtaining a credit facility or the issuance of debt or equity securities. If additional funds are raised through the issuance of equity or convertible debt securities, the percentage ownership of SatCon's stockholders will be reduced and SatCon's stockholders may experience additional dilution. The terms of additional funding may also limit SatCon's operating and financial flexibility. There can be no assurance that additional financing of any kind will be available to SatCon on terms acceptable to SatCon, or at all. If adequate funds are not available or are not available on acceptable terms, SatCon

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition (Continued)

would be required to scale back its operations.

Failure to obtain future funding when needed or on acceptable terms would materially, adversely affect SatCon's financial position and results of operations.

In late July 2002 SatCon received a letter of commitment from the Silicon Valley Bank for a $5 million revolving line of credit. This commitment provided that the line of credit will be secured by most of the assets of SatCon and is formula based with a 75% draw against eligible receivables as defined in the agreement, and requires SatCon to raise $4 million of subordinated debt or equity by December 1, 2002. On August 2, 2002 SatCon accepted the terms of the commitment and is working with the bank on the documentation and the other conditions to close the loan before the expiration of the commitment. However, there can be no assurance that SatCon will close the loan or, if the loan closes, that SatCon will be able to raise the $4 million of equity or subordinated debt as specified by December 1, 2002 to continue the loan. Further, if SatCon's cash at June 29, 2002 is insufficient to fund operations through September 30, 2002, and SatCon does not close the proposed loan with the Silicon Valley Bank or, if the loan is closed SatCon is unable to raise the $4 million of equity or subordinated debt by December 1, 2002, SatCon will need to consider other options. Some of the options include selling assets or businesses, restructuring SatCon so that it is able to operate using only its cash flow or securing some other form of financing. There can be no assurance, however, that SatCon would be successful in executing any of these options. If SatCon is not successful, it will likely have a material adverse effect on SatCon's financial position and results of operation.

Market Risk

Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates and equity prices.

At June 30, 2002, the Company had variable rate debt totaling $1 million. Interest rate changes generally do not affect the fair market value of the debt but do impact future earnings and cash flows. The earnings and cash flow impact for the next year resulting from a one-percentage point increase in interest rates would be approximately $.010 million, holding other variables (debt level) constant.

The Company has performed a sensitivity analysis on its holdings of Plug Power, SatCon and Beacon Power common stock and its derivative financial instruments (warrants to purchase SatCon common stock).

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Market Risk (Continued)

The sensitivity analysis presents the hypothetical change in fair value of our holdings held by the Company at June 30, 2002, which are sensitive to changes in interest rates. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-percentage point parallel shift in the yield curve.

The fair values of the Company's holdings in marketable securities have been based on quoted market prices and its derivative financial instruments based on estimates using valuation techniques.

The Company's holdings in Plug Power and SatCon are accounted for on the equity method, holdings in Beacon Power are accounted for at fair value, and derivative financial instruments are accounted for at estimated values. The fair market and estimated values, at June

30, 2002, of the Company's holdings in these companies and

derivatives and the calculated impact of a market price decrease of ten percent, is as follows:

(Dollars in millions) Holdings/Derivatives	Estimated Fair Market Value	10% Market Decrease
Plug Power	$90.129	$9.013
SatCon	1.740	.174
Beacon Power	.970	.097
Derivatives	.016	.002

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

On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exist or disposal activities that are initiated after December 31, 2002, with early application encouraged.

The Company is in the process of reviewing the provisions of the new standard to determine its potential impact.

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

All statements that are not historical fact should be deemed to be forward-looking statements. We believe it is important to

communicate our future expectations to our investors; however, our actual results could different materially from the predictions, expectations, plans and intentions we have shared with our investors in such forward-looking statements. Such risks include, among others, 1) our continuing need to raise additional financing; 2) the risks inherent in the development of direct methanol micro fuel cells (DMFCs), including, among others, the risk that a) we are not successful in developing the technology, b) we do not develop the technology in time to take advantage of the market opportunity, c) DMFCs are not accepted by consumers, or fail to satisfy critical product requirements necessary to market a product, or d) we fail to develop necessary third-party relationships, or we fail to do so on terms or in a timeframe that is favorable to the Company, or those third-parties fail to timely deliver the technology, supplies, components or channel development activities necessary to support a

DMFC product; 3) our dependence on the success of our

portfolio companies particularly in light of recent market conditions; 4) infringement of intellectual property rights and licenses of the Company or others; 5) our inability to keep up with our competition, 6) our history of losses; 7) the historical volatility of our stock price; 6) the risk we may become an inadvertent investment Company; 7) conflicts of interest between us, First Albany Companies Inc. and our portfolio companies; 8) and general market conditions.

These and other risks are set forth in greater detail in the "Risk Factors" section of our Annual Report on Form 10-K, which is incorporated herein by reference. We do not intend to update any information in any forward-looking statements we make.

PART II OTHER INFORMATION

Item 1: Legal Proceedings

At any point in time, the Company and its subsidiaries may be involved in various lawsuits or other legal proceedings; these could arise from the sale of products or services or from other matters relating to its regular business activities, compliance with various governmental regulations and requirements, or other transactions or circumstances. The Company does not believe there are any such proceedings presently pending, which could have a material adverse effect on the Company's financial condition except for the matters described in Note 17 of the Notes to Consolidated Financial Statements.

On September 9, 1998, Barbara Lawrence, the Lawrence Group, Inc.

("Lawrence"), and certain other Lawrence-related entities ("Plaintiffs") filed suit in the United States Bankruptcy Court for the Northern District of New York against First Albany Corporation, Mechanical Technology, Dale Church, Edward Dohring, Alan Goldberg, George McNamee, Beno Sternlicht, Marty Mastroianni (former President and Chief Operating Officer of MTI), and 33 other individuals ("Defendants") who purchased a total of 820,909 shares of the Company's stock from the Plaintiffs. The case concerns the Defendants' 1997 purchase of Mechanical Technology shares from the Plaintiffs at the price of $2.25 per share. FAC acted as Placement Agent for the Defendants in the negotiation and sale of the shares and in proceedings before the Bankruptcy Court for the Northern

District of New York, which approved the sale in September 1997. Plaintiffs claim that the Defendants failed to disclose material inside information concerning Plug Power, LLC to the Plaintiffs and therefore the $2.25 per share purchase price was unfair. Plaintiffs are seeking damages of $5 million plus punitive damages and costs. In April 1999, Defendants filed a motion to dismiss the amended complaint, which was denied by the Bankruptcy Court. On appeal in October 2000, Plaintiffs' cause of action was dismissed by the United States District Court for the Northern District of New York. In November 2000, Plaintiffs filed an appeal of that dismissal with the United States Court of Appeals for the Second Circuit. In June 2002, the Second Circuit Court of Appeals reversed the District Court decision and remanded the case for further consideration. A motion to reconsider the decision of the Court of Appeals has been filed and is pending.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
Exhibit No.	Description
99.17.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.17.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) No reports on Form 8-K were filed during the quarter ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mechanical Technology Incorporated

08/14/02 (Date)	s/William P. Acker Dr. William P. Acker President and Chief Technology Officer

08/14/02 (Date)	s/Cynthia A. Scheuer Cynthia A. Scheuer Vice President and Chief Financial Officer