Form 10-Q
period 2002-09-30
MECHANICAL TECHNOLOGY INC
filed 2002-11-14
CIK 64463

=====================================================================

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

/X / Quarterly report pursuant to Section 13 or 15 (d) of the Securities

Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

Class	Outstanding at November 13, 2002
Common stock, $1.00 Par Value	35,577,260 Shares

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

INDEX

Part I - Financial Information	Page No.

Consolidated Balance Sheets - September 30, 2002, December 31, 2001 and September 30, 2001	3-4

Consolidated Statements of Operations - Three and nine months ended September 30, 2002 and 2001	5

Consolidated Statements of Shareholders' Equity - Nine months ended September 30, 2002 and 2001	6

Consolidated Statements of Cash Flows - Nine months ended September 30, 2002 and 2001	7

Notes to Consolidated Financial Statements	8-27

Management's Discussion and Analysis of Financial Condition and Results of Operations	28-43

Part II Other Information

Item 1 - Legal Proceedings	44
Item 6 - Exhibits and Reports on Form 8-K	45

Signatures	46

PART I FINANCIAL INFORMATION

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 30, 2002 and December 31, 2001 (Unaudited) and

September 30, 2001 (Derived from audited financial statements)

(Dollars in thousands)
	Sept. 30, 2002	Dec. 31, 2001	Sept. 30, 2001
Assets
Current Assets:
Cash and cash equivalents	$4,652	$4,127	$ 9,807
Restricted cash equivalents	1,001	14	78
Securities available for sale	2,073	5,734	6,704
Accounts receivable	1,003	902	586
Inventories	1,360	1,510	1,674
Notes receivable	-	25	250
Deferred income taxes	-	2,315	2,052
Prepaid expenses and other current assets	2,169	1,042	1,108
Total Current Assets	12,258	15,669	22,259

Derivative assets	11	194	220
Property, plant and equipment, net	1,553	1,548	1,581
Holdings, at equity	22,828	38,937	47,197
Total Assets	$36,650	$56,348	$71,257

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 30, 2002 and December 31, 2001 (Unaudited) and

September 30, 2001 (Derived from audited financial statements)

(Dollars in thousands, except share data)
	Sept. 30, 2002	Dec. 31, 2001	Sept. 30, 2001
Liabilities and Shareholders' Equity

Current Liabilities:
Line of credit	$ 1,000	$ 1,000	$ 5,000
Accounts payable	406	643	807
Accrued liabilities	1,613	1,632	1,945
Accrued liabilities - related parties	220	101	3
Income taxes payable	206	28	25
Contingent obligation to common stock warrant holders	-	-	288
Net liabilities of discontinued operations	-	356	358
Total Current Liabilities	3,445	3,760	8,426
Long-Term Liabilities:
Deferred income taxes and other credits	173	4,406	8,453
Total Liabilities	3,618	8,166	16,879

Commitments and Contingencies
Minority interests	242	574	331

Shareholders' Equity:
Common stock, par value $1 per share, authorized 75,000,000; issued 35,547,510 in September 2002 and 35,505,010 in December and September 2001	35,547	35,505	35,505
Paid-in-capital	67,560	67,045	65,103
Accumulated deficit	(70,288)	(54,913)	(41,328)
	32,819	47,637	59,280
Accumulated Other Comprehensive Loss:
Unrealized loss on available for sale securities, net of tax	-	-	(5,204)

Common stock in treasury, at cost, 20,250 shares	(29)	(29)	(29)
Total Shareholders' Equity	32,790	47,608	54,047
Total Liabilities and Shareholders' Equity	$ 36,650	$ 56,348	$ 71,257

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share data)
	Three months ended		Nine months ended
	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Revenue:
Product revenue	$ 1,018	$ 1,743	$ 3,203	$ 5,660
Funded research and development	489	-	1,046	-
Total revenue	1,507	1,743	4,249	5,660
Operating costs and expenses:
Cost of product revenue	453	663	1,703	2,435
Research and product development expenses:
Funded research and product development expenses	761	-	1,778	-
Unfunded research and product development expenses	1,095	1,124	3,213	3,238
Total research and product development expenses	1,856	1,124	4,991	3,238
Selling, general and administrative expenses	1,239	1,601	3,897	4,638
Operating loss	(2,041)	(1,645)	(6,342)	(4,651)
Interest expense	(12)	(192)	(36)	(1,253)
Loss on derivatives	(5)	(459)	(183)	(537)
Gain on derivatives, Company stock	-	922	-	922
Gain (loss) on sale of holdings	881	(2,171)	5,491	28,838
Impairment losses (Note 8)	(945)	-	(8,127)	-
Other (expense) income, net	(29)	1,057	(16)	(54)
(Loss) income from continuing operations before income taxes, equity in holdings' losses and minority interest	(2,151)	(2,488)	(9,213)	23,265
Income tax benefit (expense)	163	1,917	2,024	(8,506)
Equity in holdings' losses, net of tax	(2,654)	(4,206)	(8,894)	(12,200)
Minority interest in losses of consolidated subsidiary	100	123	329	123
(Loss) income from continuing operations	(4,542)	(4,654)	(15,754)	2,682
Income from discontinued operations, net of tax	379	-	379	-
(Loss) income before cumulative effects of change in accounting principle	(4,163)	(4,654)	(15,375)	2,682
Cumulative effect of accounting change for derivative financial instruments for Company's own stock, net of tax	-	-	-	1,468
Net (loss) income	$(4,163)	$ (4,654)	$(15,375)	$ 4,150
(Loss) Earnings Per Share (Basic):
(Loss) income from continuing operations	$(.13)	$(.13)	$(.44)	$.08
Income from discontinued operations	.01	-	.01	-
Cumulative effect of accounting change for derivative financial instruments for Company's own stock	-	-	-	.04
(Loss) earnings per share	$(.12)	$(.13)	$(.43)	$.12
(Loss) Earnings Per Share (Diluted):
(Loss) income from continuing operations	$(.13)	$(.13)	$(.44)	$.07
Income from discontinued operations	.01	-	.01	-
Cumulative effect of accounting change for derivative financial instruments for Company's own stock	-	-	-	.04
(Loss) earnings per share	$(.12)	$(.13)	$(.43)	$.11

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

(Dollars in thousands)

	Nine months ended
COMMON STOCK	Sept. 30, 2002	Sept. 30, 2001
Balance, January 1	$ 35,505	$ 35,443
Issuance of shares - options	42	62
Balance, September 30	$ 35,547	$ 35,505
PAID-IN-CAPITAL
Balance, January 1	$ 67,045	$ 55,147
Issuance of shares - options	(2)	4
MTI MicroFuel Cell investment	(7)	1,163
Plug Power holding, net of taxes	636	8,329
SatCon holding, net of taxes	(150)	2,460
Compensatory stock options	38	38
Stock option exercises recognized differently for financial reporting and tax purposes	-	169
Reclassification of common stock warrants from equity to liability, net of tax	-	(2,207)
Balance, September 30	$ 67,560	$ 65,103
ACCUMULATED DEFICIT
Balance, January 1	$(54,913)	$(45,478)
Net (loss) income	(15,375)	4,150
Balance, September 30	$(70,288)	$(41,328)
ACCUMULATED OTHER COMPREHENSIVE LOSS:
UNREALIZED LOSS ON AVAILABLE FOR SALE SECURITIES, NET OF TAXES
Balance, January 1	$ -	$ 14,470
Change in unrealized loss on available for sale securities, net of taxes	-	(19,674)
Balance, September 30	$ -	$ (5,204)
TREASURY STOCK
Balance, January 1	$ (29)	$ (29)
Balance, September 30	$ (29)	$ (29)
SHAREHOLDERS' EQUITY
Balance, September 30	$ 32,790	$ 54,047
TOTAL COMPREHENSIVE (LOSS) INCOME:
Net (loss) income	$(15,375)	$ 4,150
Other comprehensive loss:
Change in unrealized loss on available for sale securities, net of tax	-	(19,674)
Total comprehensive loss	$(15,375)	$(15,524)

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)
	Nine months ended
	Sept. 30, 2002	Sept. 30, 2001
Operating Activities
Net (loss) income excluding discontinued operations	$(15,754)	$ 4,150
Adjustments to reconcile net (loss) income excluding discontinued
operations to net cash used by continuing operations:
Cumulative effect of accounting change for derivative financial instruments for Company's own stock, gross	-	(2,468)
Loss on derivatives	183	537
Gain on derivatives, Company stock	-	(922)
Stock dividend income	-	(827)
Capitalized interest	-	107
Impairment losses	8,127	-
Minority interest	(329)	(123)
Depreciation and amortization	407	1,641
Gain on sale of holdings	(5,491)	(28,838)
Equity in losses of equity holdings (gross)	8,872	18,832
Allowance for bad debts	-	(250)
Loss on disposal of fixed assets	16	4
Deferred income taxes and other credits	(1,918)	2,399
Stock option compensation	38	38
Changes in operating assets and liabilities:
Accounts receivable	(101)	347
Inventories	150	(264)
Prepaid expenses and other current assets	(1,170)	(208)
Accounts payable	(236)	249
Income taxes	178	16
Accrued liabilities - related parties	119	(3)
Accrued liabilities	(19)	94
Net cash used by continuing operations	(6,928)	(5,489)
Discontinued Operations:
Income from discontinued operations, net of tax	379	-
Change in net liabilities/assets	(356)	127
Net cash provided by discontinued operations	23	127
Net cash used by operating activities	(6,905)	(5,362)
Investing Activities
Purchases of property, plant and equipment	(385)	(1,284)
Proceeds from sale of holdings	8,747	37,842
Net change in restricted cash equivalents	(987)	989
Principal payments from notes receivable	25	169
Net cash provided by investing activities	7,400	37,716
Financing Activities
Net proceeds from subsidiary stock issuance	-	867
Net payments under bank line-of-credit	-	(20,200)
Net payments under related party debt	-	(4,052)
Financing costs	-	(200)
Treasury stock purchase by subsidiary	(10)	-
Proceeds from stock option exercises	40	66
Net cash provided (used) by financing activities	30	(23,519)
Increase in cash and cash equivalents	525	8,835
Cash and cash equivalents - beginning of period	4,127	972
Cash and cash equivalents - end of period	$ 4,652	$ 9,807

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

Change in Accounting for SatCon Technology Holding

The Company's holdings in SatCon were accounted for on a one-quarter lag under the equity method of accounting from January 1, 2002 through July 1, 2002. On July 1, 2002, the Company determined that it no longer has the ability to exercise significant influence over the operating and financial policies of SatCon as a result of waiving the Company's right to nominate and recommend directors to SatCon's board and our reduction of ownership in SatCon and, therefore, has accounted for its investment in SatCon since July 1, 2002 using the fair value method as set forth in SFAS No. 115, "Accounting for Certain Debt and Equity Securities." The Company is no longer required to record its share of any losses from SatCon and the investment is carried at fair value and designated as available for sale and any unrealized holding gains or losses are to be included in stockholders' equity as a component of accumulated other comprehensive income (loss).

As of September 30, 2002, the fair market value of SatCon's common stock was $1.34 per share. The Company's cost basis in its investment in SatCon's common stock was $2.02 per share. As of September 30, 2002, the Company believes the decline in market value represents an other than temporary decline and the Company recorded an impairment loss of $.668 million in its statement of operations.

Additionally, the Company has warrants to purchase 100,000 shares of SatCon's common stock at an exercise price of $7.84 per share with expiration dates in October 2003 and January 2004. The Company accounts for these warrants in accordance with SFAS No. 133 and, therefore, records the warrants at their fair value and records any change in value in its statement of operations. As of September 30, 2002, the warrants to purchase SatCon common stock had a fair value of $11 thousand and are included in derivative assets on the accompanying balance sheet.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Basis in Presentation (Continued)

Change in Year-End

On February 13, 2002, the Company changed its fiscal year-end from September 30 to December 31, effective with the calendar year beginning January 1, 2002. A three-month transition period from October 1, 2001 through December 31, 2001 (the "Transition Period") precedes the start of the 2002 fiscal year. "2001" refers to fiscal periods in the year ended September 30, 2001 and the Transition Period refers to the three months ended December 31, 2001. This new fiscal year makes the Company's annual and quarterly reporting periods consistent with those used by Plug Power Inc. ("Plug Power") and permits the Company to continue to account for its holdings in Plug Power on a timely basis.

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

As a result of the adoption of the Statement, the Company will no longer amortize the goodwill associated with its equity holdings in SatCon. Subsequent to the adoption of SFAS No. 142, effective July 1, 2002, the Company no longer uses the equity method of accounting for its investment in SatCon (See Note 1).

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Significant Accounting Policies (Continued)

The Company recorded expense related to the amortization of goodwill associated with its holdings in SatCon of $0 and $689 thousand and $0 and $2,066 thousand, respectively, during the three and nine months ended September 30, 2002 and September 30, 2001, respectively. The Company has no intangible assets.

The Pro Forma effects of the Company adopting the provisions of SFAS No. 142 would be as follows:
(Dollars in thousands, except per share data)	Three months ended Sept. 30, 2002	Three months ended Sept. 30, 2001	Nine months ended Sept. 30, 2002	Nine months ended Sept. 30, 2001
Reported net (loss) income	$(4,163)	$(4,654)	$(15,375)	$ 4,150
Add back goodwill amortization, net of taxes	-	414	-	1,206
Adjusted net (loss) income	$(4,163)	$(4,240)	$(15,375)	$ 5,356
Basic (Loss) Income Per Share:
Reported net (loss) income	$ (0.12)	$ (0.13)	$ (0.43)	$ 0.12
Goodwill amortization	-	0.01	-	0.03
Adjusted (loss) income per share	$ (0.12)	$ (0.12)	$ (0.43)	$ 0.15
Diluted (Loss) Income Per Share:
Reported net (loss) income	$ (0.12)	$ (0.13)	$ (0.43)	$ 0.11
Goodwill amortization	-	0.01	-	0.03
Adjusted (loss) income per share	$ (0.12)	$ (0.12)	$ (0.43)	$ 0.14

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

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Contracts Receivable
  Included in accounts receivable are the following at:

(Dollars in thousands)	Sept. 30, 2002	Dec. 31, 2001	Sept.30, 2001
U.S. and State Government:
Amount billed and billable	$ 486	$ 191	$ -
Retainage	11	-	-
	$ 497	$ 191	$ -

The balances billed but not paid by customers pursuant to retainage provisions in contracts are due upon completion of the contracts and acceptance by the customer. Based on the Company's experience, most retainage amounts are expected to be collected within the ensuing year.

  Inventories

  Inventories consist of the following at:

(Dollars in thousands)	Sept. 30, 2002	Dec. 31, 2001	Sept.30, 2001
Finished goods	$ 313	$ 342	$ 272
Work in process	437	479	693
Raw materials, components and assemblies	610	689	709
	$1,360	$1,510	$1,674

  Holdings, at Equity

The principal components of the Company's holdings, at equity consist of the following:
Holding	Recorded Book Value ($ in millions)	Quoted Market Price per Nasdaq	Calculated Market Value per Nasdaq ($ in millions)	Ownership	Shares
September 30, 2002
Plug Power Inc.	$22.828	$ 4.79	$ 53.142	21.81%	11,094,315
December 31, 2001
Plug Power Inc.	$32.177	$ 8.74	$104.830	23.83%	11,994,315
SatCon Technology Corporation	6.760	$ 5.20	6.760	7.86%	1,300,000
Total	$38.937		$111.590
September 30, 2001
Plug Power Inc.	$36.027	$ 9.62	$115.385	23.9%	11,994,315
SatCon Technology Corporation	11.170	$ 4.86	6.318	8.05%	1,300,000
Total	$47.197		$121.703

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Holdings, at Equity (Continued)

Summarized below is financial information for Plug Power and SatCon, as derived from published financial reports. Plug Power's fiscal year ends December 31 and SatCon's fiscal year ends September 30. The Company's holdings in SatCon were accounted for on a one-quarter lag until July 1, 2002 when the accounting for the SatCon holding was changed to fair value from the equity method (See Note 1).

(Dollars in thousands)	SatCon _______________________________________			Plug Power ________________________________________
Balance Sheet	As of June 29, 2002(1)	As of Sept. 30, 2001(2)	As of June 30, 2001(1)	As of Sept. 30, 2002(1)	As of Dec. 31, 2001(2)	As of Sept. 30, 2001(1)
Current assets	$25,046	$42,466	$44,802	$ 75,394	$100,565	$111,212
Non-current assets	20,792	26,310	24,621	44,253	50,809	53,607
Current liabilities	11,445	12,842	9,302	8,974	10,199	7,737
Non-current liabilities	932	1,423	1,723	6,018	6,172	6,534
Stockholders' equity	33,461	54,511	58,398	104,655	135,003	150,548

(Dollars in thousands)	SatCon ______________________________		Plug Power __________________________
	Three Months Ended		Three Months Ended
Results of Operations	June 29, 2002(1)	June 30, 2001(1)	Sept. 30, 2002(1)	Sept. 30, 2001(1)
Gross revenues	$ 11,754	$ 10,640	$ 2,994	$ 920
Gross profit (loss)	1,994	2,337	(149)	(1,489)
Net loss before cumulative effect of changes in accounting principles	(4,996)	(3,538)	(10,674)	(18,708)
Cumulative effect of changes in accounting principles	-	(1,087)	-	-
Net loss	(4,996)	(4,625)	(10,674)	(18,708)

	Nine Months Ended		Nine Months Ended
Results of Operations	June 29, 2002(1)	June 30, 2001(1)	Sept. 30, 2002(1)	Sept. 30, 2001(1)
Gross revenues	$ 30,395	$ 31,670	$ 8,442	$ 3,237
Gross profit (loss)	3,552	6,788	716	(3,342)
Net loss before cumulative effect of changes in accounting principles	(15,389)	(12,899)	(34,499)	(56,042)
Cumulative effect of changes in accounting principles	-	(2,109)	-	-
Net loss	(15,389)	(15,008)	(34,499)	(56,042)

(1) derived from unaudited financial information

(2) derived from audited financial statements

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Holdings, at Equity (Continued)

Plug Power Inc.

The following is a roll forward of the Company's accounting for holdings in Plug Power:

(Dollars in thousands)	Nine months ended Sept. 30, 2002	Three months ended Dec. 31, 2001	Twelve months ended Sept. 30, 2001
Holdings balance, beginning of period	$32,177	$ 36,027	$ 48,372
Share of Plug Power losses, gross	(7,762)	(4,069)	(22,101)
Sale of shares	(2,223)	-	(4,708)
Equity adjustment for share of third-party investments in Plug Power which increased equity	636	219	14,464
Holdings balance, end of period	$22,828	$ 32,177	$ 36,027

There is no difference between the carrying value of the Company's holdings in Plug Power and its interest in the underlying equity at September 30, 2002, December 31, 2001 or September 30, 2001.

SatCon Technology Corporation

The following is a roll forward of the Company's accounting for holdings in SatCon:

(Dollars in thousands)	Nine months ended Sept. 30, 2002	Three months ended Dec. 31, 2001	Twelve months ended Sept. 30, 2001
Holdings balance, beginning of period	$ 6,760	$11,170	$ 15,984
Share of SatCon losses on one-quarter lag, gross (A)	(1,110)	(727)	(1,938)
Sale of shares	(832)	-	(4,296)
Amortization of embedded difference between the Company's basis and calculated ownership of underlying equity, one-quarter lag (Note 2)	-	(688)	(2,755)
Impairment loss (Note 8)	(2,475)	(5,790)	-
Equity adjustment for other equity activity (A)	(150)	2,795	4,175
Transfer assets to available for sale securities on July 1, 2002	(2,193)	-	-
Holdings balance, end of period	$ -	$ 6,760	$11,170

The difference between the carrying value of the Company's holdings in SatCon and its interest in the underlying equity (on a one-quarter lag basis) during the periods the Company applied the equity method of accounting consists of the following:
	Dec. 31,	Sept.30,
(Dollars in thousands)	2001	2001
Calculated ownership	$ 4,285	$ 4,704
Embedded difference (goodwill) (Note 2)	2,475	6,466
Carrying value of investment in SatCon at equity	$ 6,760	$11,170

(A) The Company's holdings in SatCon were accounted for on a one-quarter lag (through SatCon's quarter ended June 29, 2002) until accounting for the holding was changed on July 1, 2002 to fair value from the equity method (See Note 1).

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Securities Available for Sale

Securities available for sale are classified as current assets. Changes in net unrealized gains (losses) are charged to Other Comprehensive Income (Loss).

The principal components of the Company's securities available for sale consist of the following:
Security	Recorded Book Value ($ in millions)	Quoted Market Price Per Nasdaq	Calculated Market Value per Nasdaq ($ in millions)	Ownership	Shares
September 30, 2002
SatCon	$ 1.323	$ 1.34	$ 1.323	5.9%	987,500
Beacon Power	.750	$ 0.17	.750	10.3%	4,410,797
Total	$ 2.073		$ 2.073
December 31, 2001
Beacon Power	$ 5.734	$ 1.30	$ 5.734	10.3%	4,410,797
September 30, 2001
Beacon Power	$ 6.704	$ 1.52	$ 6.704	10.3%	4,410,797

Securities available for sale consist of Beacon Power and SatCon Technology common stock (as of July 1, 2002). The book basis roll forward of Beacon Power and SatCon Technology common stock is as follows:

Beacon Power Corporation
(Dollars in thousands)	Sept. 30, 2002	Dec.31, 2001	Sept.30, 2001
Capital contributions during 2000 - cash	$ 6,050	$ 6,050	$ 6,050
Cash-less warrant exercise during 2001	8,500	8,500	8,500
Stock received as pro rata distribution from SatCon during 2001	827	827	827
Impairment loss during the Transition Period ended December 31, 2001	(9,643)	(9,643)	-
Impairment loss during 2002 (Note 8)	(4,984)	-	-
Securities book basis	750	5,734	15,377
Fair value adjustment	-	-	(8,673)
Securities at market value	$ 750	$ 5,734	$ 6,704

SatCon Technology Corporation
(Dollars in thousands)
Holdings balance, beginning of period	$ -
Transfer asset from holdings, at equity on July 1, 2002	2,193
Sale of shares	(202)
Impairment loss (Note 8)	(668)
Securities book basis	1,323
Fair value adjustment	-
Securities at market value	$ 1,323

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

	For the three months ended		For the nine months ended
(Dollars in thousands)	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Holdings, at equity (SatCon), (Note 6)	$ 57	$ -	$2,475	$ -
Securities available for sale (Beacon), (Note 7)	220	-	4,984	-
Securities available for sale (SatCon), (Note 7)	668	-	668	-
	$945	$ -	$8,127	$ -
  Income Taxes

The Company's effective tax rates for the three and nine months ended September 30, 2002 and 2001 were as follows:
	For the three months ended Sept. 30, 2002 Sept. 30, 2001		For the nine months ended Sept. 30, 2002 Sept. 30, 2001
Tax rate	(3.68)%	(39.94)%	(11.31)%	41.65%

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Income Taxes (Continued)

Income tax (benefit) expense consists of the following:

(Dollars in thousands)	For the three months ended Sept. 30, 2002 Sept. 30, 2001		For the nine months ended Sept. 30, 2002 Sept. 30, 2001
Continuing operations before equity in holdings' losses
Federal	$ -	$ (81)	$ (475)	$ 459
State	(164)	6	391	18
Deferred	1	(1,842)	(1,940)	8,029
	(163)	(1,917)	(2,024)	8,506
Equity in holdings' losses
Federal	-	-	-	-
State	-	-	-	-
Deferred	-	(1,259)	22	(6,632)
	-	(1,259)	22	(6,632)
Total continuing operations	(163)	(3,176)	(2,002)	1,874
Change in accounting principle
Federal	-	-	-	-
State	-	-	-	-
Deferred	-	-	-	1,000
Total change in accounting principle	-	-	-	1,000
Discontinued operations
Federal	-	-	-	-
State	-	-	-	-
Deferred	-	-	-	-
Total discontinued operations	-	-	-	-
Total	$ (163)	$(3,176)	$(2,002)	$2,874
Items charged (credited) directly to stockholders' equity:
Increase in additional paid- in capital for equity holdings, warrants and options issued - Deferred	$ -	$ 5,920	$ -	$ 7,193
Increase in unrealized loss on available for sale securities - Deferred	-	(8,321)	-	(13,116)
Expenses for employee stock options recognized differently for financial reporting/tax purposes - Federal	-	-	-	(169)
Decrease in additional paid- in-capital for change in accounting for derivative financial instruments for Company's own stock	-	-	-	(1,471)
	$ -	$(2,401)	$ -	$ (7,563)

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Income Taxes (Continued)

The deferred tax assets and liabilities consist of the following tax effects relating to temporary differences and carryforwards:

(Dollars in thousands)	Sept. 30, 2002	Dec. 31, 2001	Sept. 30, 2001
Current deferred tax assets:
Loss provisions for discontinued operations	$ -	$ 142	$ 143
Bad debt reserve	264	277	277
Inventory valuation	55	27	27
Inventory capitalization	12	12	12
Securities available for sale	5,599	1,344	956
Vacation pay	101	94	78
Warranty and other sale obligations	40	33	29
Stock options	252	237	232
Contingent liability warrant holders	-	-	115
Other reserves and accruals	103	149	183
	6,426	2,315	2,052
Valuation allowance	(6,426)	-	-
Net current deferred tax assets	$ -	$ 2,315	$ 2,052
Net operating loss	$ 4,970	$ 3,117	$ 2,360
Property, plant and equipment	(82)	(82)	(82)
Holdings, at equity	(4,888)	(7,314)	(10,618)
Derivatives	(4)	(78)	(88)
Other	239	201	201
Research and development tax credit	459	459	459
Alternative minimum tax credit	150	609	609
844	(3,088)	(7,159)
Valuation allowance	(844)	(1,144)	(1,144)
Other credits	(173)	(174)	(150)
Noncurrent net deferred tax liabilities and other credits	$ (173)	$(4,406)	$(8,453)

The valuation allowance at September 30, 2002 is $7.270 million and at September 30, 2001 was $1.144 million. During the quarter ended September 30, 2002, the valuation allowance was increased through the statement of operations by $2.459 million and decreased by $.015 million through paid-in-capital, for a net increase of $2.444 million. Year to date in 2002, the valuation allowance was increased through the statement of operations by $6.280 million and decreased by $.154 million through paid-in-capital, for a net increase of $6.126 million. The Company determined that based on the "start up" nature of its micro fuel cell operations, which continues to generate losses, and the reduced built-in gain associated with its Plug Power holdings, it was more likely than not that the ultimate recognition of deferred tax assets would not be realized.
  Debt

As of September 30, 2002, the Company had a $10 million Credit Agreement with KeyBank, N.A. dated as of August 10, 2001 ("the $10 million Credit Agreement"). As of September 30, 2002, the Company had $1 million outstanding under this line of credit.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Debt (Continued)

As of September 30, 2002, the market value of Plug Power common stock fell below $7 per share to $4.79 per share, therefore no credit is currently available under this line of credit. In accordance with the $10 million Credit Agreement, the Company deposited $1 million into its debt service fund to cover the outstanding debt balance.

  Earnings Per Share

The amounts used in computing earnings per share ("EPS") and the effect on income and the weighted average number of shares of potentially dilutive securities are as follows:

	For the three months ended		For the nine months Ended
(Dollars in thousands)	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
(Loss) income from continuing operations	$(4,542)	$(4,654)	$(15,754)	$2,682
Basic EPS:
Common shares outstanding, beginning of period	35,527,260	35,484,760	35,484,760	35,422,335
Weighted average common shares issued during the period	-	-	29,582	44,886
Weighted average shares outstanding	35,527,260	35,484,760	35,514,342	35,467,221
(Loss) income per weighted average share	$ (0.13)	$ (0.13)	$ (0.44)	$ 0.08
Diluted EPS:
Common shares outstanding, beginning of period	35,527,260	35,484,760	35,484,760	35,422,335
Weighted average common shares issued during the period	-	-	29,582	44,886
Weighted average number of options	-	-	-	1,360,341
Weighted average number of warrants	-	-	-	-
Weighted average shares outstanding	35,527,260	35,484,760	35,514,342	36,827,562
(Loss) income per weighted average share	$ (0.13)	$ (0.13)	$ (0.44)	$ 0.07

For the three and nine months ended September 30, 2002, options to purchase 3,399,025 shares of common stock at prices ranging from $.54 to $21.92 per share and warrants to purchase 300,000 shares of common stock at $12.56 per share were outstanding but were not included in the computations of EPS-assuming dilution because the Company incurred losses during these periods and inclusion would be anti-dilutive.

For the three months ended September 30, 2001, options to purchase 3,182,900 shares of common stock at prices ranging from $.54 to $21.92 per share and warrants to purchase 300,000 shares of common stock at $12.56 per share were outstanding but were not included in the computations of EPS-assuming dilution because the Company incurred losses during these periods and inclusion would be antidilutive.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Equity in Holdings' Losses, Net of Tax

  Equity in holdings' losses, net of tax, for holdings accounted for under the equity method is as follows:

	For the three months ended		For the nine months ended
(Dollars in thousands)	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Plug Power	$(2,327)	$(3,452)	$(7,807)	$ (9,818)
SatCona	(327)	(754)	(1,087)	(2,382)
	$(2,654)	$(4,206)	$(8,894)	$(12,200)
aIncludes goodwill amortization as follows (See Note 2):	$ -	$ 689	$ -	$ 2,066
  Sale of Holdings

  The Company sold shares of the following holdings and recognized gains and proceeds as follows:
	For the three months ended		For the nine months ended
(Dollars in thousands, except shares)	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Plug Power
Shares sold	300,000	-	900,000	1,710,000
Proceeds	$ 1,631	-	$ 7,707	$35,717
Gain on sales	$ 952	-	$ 5,485	$31,009

SatCon
Shares sold	100,000	500,000	312,500	500,000
Proceeds	$ 130	$ 2,125	$ 1,040	$ 2,125
(Loss) gain on sales	$ (71)	$(2,171)	$ 6	$(2,171)

Total net gain (loss) on sales	$ 881	$(2,171)	$ 5,491	$28,838

  Cash Flows - Supplemental Information
(Dollars in thousands)	Nine months ended Sept. 30,
	2002	2001
Non-cash Investing and Financing Activities:
Additional holdings and paid-in-capital resulting from other investors' investments in Plug Power Inc.	$ 636	$13,882
Change in holdings and paid-in-capital resulting from other equity activity in SatCon Technology Corporation	(150)	4,099
Additional paid-in-capital resulting from stock option exercises treated differently for financial reporting and tax purposes	-	169
Contingent obligation to common stock warrant holders	-	1,210
Additional investment and paid-in-capital resulting from other investors' capital transactions in MTI MicroFuel Cells Inc.	(7)	1,163
Prepaid material in exchange for investment in subsidiary	-	750

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

"Reconciling Items" column includes minority interest in consolidated subsidiary and income tax allocation to equity in holdings' losses. In addition, segments' noncash items include any depreciation and amortization in reported profit or loss. The New Energy segment figures include the Company's activities related to micro fuel cell operations, the Company's holdings in Plug Power, SatCon and Beacon Power and the results of the Company's equity method of accounting for certain holdings. As of July 1, 2002, SatCon holdings are accounted for based on fair value. SatCon results were accounted for on a one-quarter lag except for sale of stock which was affected as of the date of sale. The results for Plug Power and SatCon are derived from their published quarterly and annual financial statements.
(Dollars in thousands) Three months ended Sept. 30, 2002	New Energy	Test and Measurement Instrumentation	Other	Reconciling Items	Consolidated Totals
Product revenue	$ -	$1,018	$ -	$ -	$ 1,018
Funded research and development revenue	489	-	-	-	489
Research and product development expenses	1,627	229	-	-	1,856
Selling, general and administrative expenses	410	442	387	-	1,239
Equity in holdings' losses	(2,654)	-	-	-	(2,654)
Impairment losses	(945)	-	-	-	(945)
Segment (loss) profit	(4,185)	(30)	(48)	100	(4,163)
Total assets	27,066	2,095	7,489	-	36,650
Holdings, at equity	22,828	-	-	-	22,828
Securities available for sale	2,073	-	-	-	2,073
Capital expenditures	143	4	12	-	159
Depreciation and amortization	55	36	50	-	141

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Segment Information (Continued)
(Dollars in thousands) Three months ended Sept. 30, 2001	New Energy	Test and Measurement Instrumentation	Other	Reconciling Items	Consolidated Totals
Product revenue	$ -	$ 1,743	$ -	$ -	$ 1,743
Funded research and development revenue	-	-	-	-	-
Research and product development expenses	779	345	-	-	1,124
Selling, general and administrative expenses	1,046	477	78	-	1,601
Equity in holdings' losses	(5,465)	-	-	1,259	(4,206)
Segment (loss) profit	(9,924)	196	4,951	123	(4,654)
Total assets	56,305	2,596	12,356	-	71,257
Holdings, at equity	47,197	-	-	-	47,197
Securities available for sale	6,704	-	-	-	6,704
Capital expenditures	222	2	230	-	454
Depreciation and amortization	28	42	44	-	114
(Dollars in thousands) Nine months ended Sept. 30, 2002	New Energy	Test and Measurement Instrumentation	Other	Reconciling Items	Consolidated Totals
Product revenue	$ -	$ 3,203	$ -	$ -	$ 3,203
Funded research and development revenue	1,046	-	-	-	1,046
Research and product development expenses	4,239	752	-	-	4,991
Selling, general and administrative expenses	1,554	1,361	982	-	3,897
Equity in holdings' losses	(8,872)	-	-	(22)	(8,894)
Impairment losses	(8,127)	-	-	-	(8,127)
Segment (loss) profit	(16,520)	(700)	1,516	329	(15,375)
Total assets	27,066	2,095	7,489	-	36,650
Holdings, at equity	22,828	-	-	-	22,828
Securities available for sale	2,073	-	-	-	2,073
Capital expenditures	283	10	92	-	385
Depreciation and amortization	153	108	146	-	407
(Dollars in thousands) Nine months ended Sept. 30, 2001	New Energy	Test and Measurement Instrumentation	Other	Reconciling Items	Consolidated Totals
Product revenue	$ -	$ 5,660	$ -	$ -	$ 5,660
Funded research and development revenue	-	-	-	-	-
Research and product development expenses	2,221	1,017	-	-	3,238
Selling, general and administrative expenses	2,382	1,432	824	-	4,638
Equity in holdings' losses	(18,832)	-	-	6,632	(12,200)
Segment profit (loss)	7,303	590	(3,866)	123	4,150
Total assets	56,305	2,596	12,356	-	71,257
Holdings, at equity	47,197	-	-	-	47,197
Securities available for sale	6,704	-	-	-	6,704
Capital expenditures	684	30	570	-	1,284
Depreciation and amortization	53	127	1,461	-	1,641

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Segment Information (Continued)

The following table presents the details of "Other" segment (loss) profit:
	Three months ended		Nine months ended
(Dollars in thousands)	Sept. 30, 2002	Sept. 30, 2001	Sept. 30, 2002	Sept. 30, 2001
Corporate and Other Income (Expenses):
Depreciation and amortization	$ (50)	$ (44)	$ (146)	$(1,461)
Interest expense	(12)	(192)	(36)	(1,253)
Interest income	25	214	75	346
Income from discontinued operations,
net of tax	379	-	379	-
Change in accounting principle, net of tax	-	1,468	-	1,468
Income tax benefit (expense)	163	3,176	2,002	(1,874)
Other (expense) income, net	(553)	329	(758)	(1,092)
Total (expense) income	$ (48)	$4,951	$ 1,516	$(3,866)

  Related Party Transactions

During the nine months ended September 30, 2002, First Albany Companies Inc. ("FAC") sold 662,705 shares of the Company's common stock in the public markets. FAC now owns 11,091,040 shares, approximately 31.22% of the Company's common stock.

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

In connection with NIST billings, as of September 30, 2002, the Company has a liability to Dupont for approximately $220 thousand. This liability is included in the financial statement line "Accrued liabilities - related parties."

  Subsequent Events

Sales of Holdings

From October 1 through November 12, 2002, the Company sold Plug Power and SatCon common stock as follows:

(Dollars in thousands) Company	Number of Shares Sold	Net Proceeds from Sales
Plug Power	203,000	$1,002
SatCon	213,900	262
		$1,264

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Subsequent Events (Continued)

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

New Chairman and Chief Executive Officer

On October 22, 2002, the Company announced that Dale W. Church was named Chairman and Chief Executive Officer of the Company, succeeding George C. McNamee who resigned his chairmanship and board seat. Further, William P. Acker will no longer serve as President of the Company in order to devote his time entirely as CEO and President of MTI Micro, the rapidly growing micro fuel cell subsidiary.

U.S. Air Force Contract

On October 31, 2002, MTI Instruments, a subsidiary of the Company, announced the award of a multi-year U.S. Air Force requirements contract to provide up to 53 PBS-4100 systems, 12 upgrade kits and 42 amplifiers. As part of the contract fulfillment to date, MTI Instruments has received orders for 14 PBS-4100 systems and related accessories totaling $800,000.

Beacon Power Dividend Distribution

On September 25, 2002, Beacon Power Corporation declared a dividend distribution of one Preferred Share Purchase Right on each outstanding share of Beacon common stock. Each Right will entitle shareholders to buy one one-hundredth of a share of a new series of preferred stock at an exercise price of $22.50.

The Rights will be exercisable only if a person or group acquires 15% (30% in the case of Perseus Capital, L.L.C.) or more of Beacon's common stock or announces a tender offer the consummation of which would result in ownership by a person or group of 15% or more of the common stock.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Subsequent Events (Continued)

When the Rights first become exercisable, the Company will be entitled to buy from Beacon Power one one-hundredth of a share of a new series of Series A Junior Participating Preferred Stock at a purchase price of $22.50 or, at the option of the holder, a number of shares of Beacon common stock having an aggregate market value equal to twice the exercise price. If Beacon Power is involved in a merger or other business combination, or sells 50% or more of its assets or earning power, at any time after the Rights become exercisable, the Rights will be modified so as to entitle a holder to buy a number of shares of common stock or the acquiring company having a market value of twice the exercise price of each Right.Until ten days after the acquisition by a person or group of beneficial ownership of 15% (30% for Perseus) or more of Beacon Power's common stock, the Rights are redeemable for $0.01 per Right at the option of Beacon Power's Board of Directors.The dividend distribution of the Rights was scheduled for October 7, 2002, payable to shareholders of record on that date. The Rights will expire approximately ten years later on September 30, 2012. The Rights distribution is not taxable to shareholders.

Based on the description of the transaction above, the Company will receive Rights to purchase the equivalent of 44,108 shares of Series A Junior Participating Preferred Stock at $22.50 per share.

  Effect of Recent Accounting Pronouncements

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the fair Effect of Recent Accounting Pronouncements value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this Statement will have a material impact on its financial statements.

On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exist or disposal activities that are initiated after December 31, 2002, with early application encouraged.

The Company is in the process of reviewing the provisions of the new standard to determine its potential impact.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

On September 9, 1998, Barbara Lawrence, the Lawrence Group, Inc.

("Lawrence"), and certain other Lawrence-related entities ("Plaintiffs") filed suit in the United States Bankruptcy Court for the Northern District of New York against First Albany Corporation, Mechanical Technology, Dale Church, Edward Dohring, Alan Goldberg,

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Contingencies (Continued)

George McNamee, Beno Sternlicht, Marty Mastroianni (former President and Chief Operating Officer of the Company), and 33 other individuals ("Defendants") who purchased a total of 820,909 shares of the Company's stock from the Plaintiffs. The case concerns the Defendants' 1997 purchase of Mechanical Technology shares from the Plaintiffs at the price of $2.25 per share. FAC acted as Placement

Agent for the Defendants in the negotiation and sale of the shares and in proceedings before the Bankruptcy Court for the Northern District of New York, which approved the sale in September 1997. Plaintiffs claim that the Defendants failed to disclose material inside information concerning Plug Power, LLC to the Plaintiffs and therefore the $2.25 per share purchase price was unfair. Plaintiffs are seeking damages of $5 million plus punitive damages and costs. In April 1999, Defendants filed a motion to dismiss the amended complaint, which was denied by the Bankruptcy Court. On appeal in October 2000, Plaintiffs' cause of action was dismissed by the United States District Court for the Northern District of New York. In November 2000, Plaintiffs filed an appeal of that dismissal with the United States Court of Appeals for the Second Circuit. In June 2002, the Second Circuit Court of Appeals reversed the District Court decision and remanded the case for further consideration. A motion to reconsider the decision of the Court of Appeals has been filed and is pending. The Company believes the claims have no merit and intends to defend them vigorously. The Company cannot predict the outcome of the claims nor reasonably estimate a range of possible loss given the current status of the litigation.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors, which have affected the Company's earnings during the periods included in the accompanying, consolidated statements of income.

The Company is primarily engaged in the development of direct methanol micro fuel cells through its subsidiary MTI MicroFuel Cells, Inc. ("MTI Micro")and in the design and manufacturing of precision instrumentation through its subsidiary MTI Instruments, Inc. ("MTI Instruments"). Mechanical Technology also co-founded and retains a significant interest in Plug Power Inc. (NASDAQ: PLUG), a leading manufacturer of fuel cells. Mechanical Technology also has an interest in SatCon Technology Corporation (NASDAQ: SATC), which develops power electronics and energy management products, and Beacon Power Corporation (NASDAQ: BCON), which develops flywheel energy storage systems.

MTI Micro is developing direct methanol fuel cells with the goal of commercialization in 2004. MTI Micro has a strategic partnership with DuPont, significant intellectual property in the micro fuel cell industry, an experienced leadership team comprised of seasoned business executives and successful entrepreneurs, and an industry leading team of researchers and scientists.

MTI Instruments specializes in the design, manufacture and service of non-contact precision test and measurement equipment. MTI Instruments' three product groups provide a range of instrumentation devices for science, engineering and manufacturing: semiconductor systems, jet engine balancing systems and non-contact sensing instruments. Most recently, MTI Instruments has focused development efforts on measurement systems primarily for the semiconductor industry and is working on advancing wafer metrology systems to develop more multi-purpose devices. MTI Instruments' largest customers include industry leaders in the computer, electronic, semiconductor, automotive, aerospace, aircraft and bioengineering fields.

From inception through September 30, 2002, the Company has incurred net losses of $70.3 million and expects to incur losses as it continues micro fuel cell product development and commercialization programs. The Company expects that losses will fluctuate from quarter to quarter and that such fluctuations may be substantial as a result of, among other factors, the number of prototypes produced, gains on sales of holdings and the operating results of MTI Instruments.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We recorded a valuation allowance due to uncertainties related to our ability to utilize certain net deferred tax assets, primarily consisting of built-in-losses on holdings and net operating losses and credits which may be carried forward, before they expire. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. The Company has recorded a full valuation allowance against its deferred tax assets of $7.270 million as of September 30, 2002, due to uncertainties related to its ability to utilize these assets. The valuation allowance is based on estimates of taxable income and the period over which its deferred assets will be recoverable.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Change in Accounting for SatCon Technology Holding.

The Company's holdings in SatCon were accounted for on a one-quarter lag under the equity method of accounting from January 1, 2002 through July 1, 2002. On July 1, 2002, the Company determined that it no longer has the ability to exercise significant influence over the operating and financial policies of SatCon as a result of waiving the Company's right to nominate and recommend directors to SatCon's board and our reduction of ownership in SatCon and, therefore, has accounted for its investment in SatCon since July 1, 2002 using the fair value method as set forth in SFAS No. 115, "Accounting for Certain Debt and Equity Securities." The Company is no longer required to record its share of any losses from SatCon and the investment is carried at fair value and designated as available for sale and any unrealized holding gains or losses are to be included in stockholders' equity as a component of accumulated other comprehensive income (loss).

Change in Year-End. On February 13, 2002, the Company changed its fiscal year-end from September 30 to December 31, effective with the calendar year beginning January 1, 2002. A three-month transition period from October 1, 2001 through December 31, 2001 (the "Transition Period") precedes the start of the 2002 fiscal year. "2001" refers to fiscal periods in the year ended September 30, 2001 and the Transition Period refers to the three months ended December 31, 2001. This new fiscal year makes the Company's annual and quarterly reporting periods consistent with those used by Plug Power Inc. and permits the Company to continue to account for its holdings in Plug Power on a timely basis.

Product Revenue. Product revenue at MTI Instruments for the three months ended September 30, 2002 totaled $1.018 million compared to $1.743 million for the same period in the prior year, a decrease of $.725 million, or 41.6%. This decrease is primarily the result of decreased sales to OEM and PBS customers of $.606 and $.137 million, respectively, partially offset by other product line increases of $.018 million. The OEM reduction reflects the downturn in the OEM markets served by MTI Instruments.

Sales for the first nine months of 2002 versus the same period in 2001 have decreased by $2.457 million to $3.203 million in 2002 from $5.660 million in 2001, a 43.4% decrease. The nine month decrease is the result of decreased sales to OEM customers of $2.427 million, semiconductor customers of $.097 million and other net decreases in other product lines of $.042 million offset by increases to Fotonic Sensor customers of $.109 million.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

Funded Research and Development Revenue. Funded research and development revenue was $.489 million for the three months ended September 30, 2002. Funded research and development revenue for the first nine months of 2002 totaled $1.046 million. These amounts reflect billings and amounts to be billed under government contracts for the research and development of micro fuel cells for use in portable electronics.

Cost of Product Revenue. Cost of product revenue for the three months ended September 30, 2002 decreased by $.210 million or 31.7% from $.663 million for the same period in the prior year to $.453 million. The decrease was primarily due to decreased sales. Gross profit from product revenue decreased to 55.5% of product revenue for the three months ended September 30, 2002 from 62% of product revenue for the same period in the prior year.

Gross profits decreased for the three months ended September 30, 2002 due to higher overhead absorption resulting from decreased sales levels in 2002.

Gross profit from product revenue decreased by 10.2% to 46.8% from 57.0% for the first nine months of 2002 versus the same period in 2001. The nine month change is the result of higher overhead absorption resulting from decreased sales levels.

Funded Research and Product Development Expenses. Funded research and product development expenses were $.761 million for the three months ended September 30, 2002. Funded research and development expenses for the first nine months of 2002 totaled $1.778 million. The costs are attributable to funded research and product development expenses from government programs.

Unfunded Research and Product Development Expenses. Unfunded research and product development expenses decreased by $.029 million or 2.6% to

$1.095 million for the three months ended September 30, 2002 from $1.124 million for the same period in the prior year. This decrease reflects a $.116 million reduction in product development costs at MTI Instruments due to reduced spending on development projects reaching the product introduction phase and a $.087 million increase for MTI Micro.

Unfunded research and development expenses for the first nine months of 2002 versus the same period in 2001 has remained stable at $3.213 million in 2002 and $3.238 million in 2001.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $.362 million to $1.239 million for the three months ended September 30, 2002 as compared to $1.601

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

million for the same period in the prior year, a 22.6% decrease.

Selling, general and administrative expenses for the first nine months of 2002 totaled $3.897 million representing a 16% decrease from $4.638 million during the same period in 2001. This decrease is primarily the result of reduced expense for incentive compensation, since future incentives are expected to be in the form of stock options.

Operating Loss. Operating loss increased $.396 million to an operating loss of $2.041 million for the three months ended

September 30, 2002 as compared to $1.645 million for the same period in the prior year, a 24.1% increase. This loss increase results primarily from decreases in gross profits at MTI Instruments.

The first nine months of 2002 resulted in an operating loss of $6.342 million, an increase of $1.691 million over the $4.651 million operating loss for the same period in 2001. This loss increase results primarily from decreases in gross profits at MTI Instruments.

Derivative (Losses) Gains. The Company recorded gains of $0 million and $.922 million on derivative accounting for Company's own stock for the three months ended September 30, 2002 and 2001, respectively. The Company also recorded net losses of $.005 million and $.459 million on derivative accounting for the three months ended September 30, 2002 and 2001, respectively. Changes in derivative fair values, calculated using the Black-Scholes pricing model, are recorded on a quarterly basis.

The first nine months of 2002 and 2001 included gains on derivative accounting for Company's own stock of $0 million and $.922 million, respectively, and net losses on derivative accounting of $.183 million and $.537 million, respectively.

Gain (Loss) on Sale of Holdings. Results for the three months ended September 30, 2002 include a $.881 million gain on the sale of holdings compared to the same period in the prior year which included a $2.171 million loss.

The first nine months of 2002 includes a $5.491 million gain on the sale of holdings compared to the same period in the prior year which included a gain of $28.838 million.

Impairment Losses. For the three months ended September 30, 2002, the Company recorded a $.945 million charge for impairment losses for other than temporary decline in the value of certain available-for-sale securities ($.888 million) and equity method investments ($.057 million). For the nine months ended September 30, 2002, impairment

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

charges totaled $8.127 million, $2.475 million related to equity method investments and $5.652 million for availability-for-sale securities.

Interest Expense. Results during the three and nine months ended September 30, 2002 were affected by interest expense of $.012 million and $.036 million, respectively, compared to $.192 million and $1.253 million, respectively, for the same periods in the prior year. The decrease in expense results from decreases in the amount of debt outstanding and prime interest rate.

Equity in Holdings' Losses, Net of Tax. In the three and nine months ended September 30, 2002, the Company recorded a $2.654 million and

$8.894 million loss, net of tax, respectively, from the recognition of the Company's proportionate share of losses in equity holdings compared to $4.206 million and $12.200 million, respectively, net of tax, for the comparable periods in the prior year.

Equity in holdings' losses results from the Company's minority ownership in certain companies, which are accounted for under the equity method of accounting. Under the equity method of accounting,

the Company's proportionate share of each company's operating losses and amortization of the Company's net excess investment over its equity in each company's net assets is included in equity in holdings' losses. As a result of adopting SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002, the Company no longer amortized the goodwill associated with its equity holdings in SatCon. Equity in holdings' losses for the three and nine months ended September 30, 2002 and 2001 includes the results from the Company's minority ownership in Plug Power and SatCon. Effective July 1, 2002, the Company accounts for its investment in SatCon using the fair value method as set forth in SFAS No. 115, "Accounting for Certain Debt and Equity Securities." The Company is no longer required to record its share of any losses from SatCon and the investment is carried at fair value and designated as available for sale, and any unrealized holding gains and losses are to be included in stockholders' equity as a component of accumulated other comprehensive income (loss). The Company expects Plug Power to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

Equity in holdings' losses includes a loss, before taxes, from Plug Power of $2.327 million and $7.762 million, respectively, for the three and nine months ended September 30, 2002 compared to $4.477 million and $15.119 million, respectively, for the three and nine

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations (Continued)

months ended September 30, 2001. The decrease is a combination of Plug Power's reduction in net losses for 2002 compared to 2001 combined with the Company's decrease in ownership of Plug Power since 2001. Equity in holdings' losses, before taxes, for the three and nine months ended September 30, 2002 also includes our proportionate share of losses from SatCon of $.327 million and $1.110 million, respectively, compared to $.302 million and $1.647 million, respectively, for the three and nine months ended September 30, 2001;

and embedded difference (the difference between the carrying value of the Company's holdings and its interest in the underlying equity) amortization of $0 and $0, respectively, for the three and nine months ended September 30, 2002 compared to $.689 million and $2.066 million, respectively, for the three and nine months ended September 30, 2001. SatCon was accounted for on a one-quarter lag until the accounting was changed to fair value from the equity method on July 1, 2002 and includes results of SatCon through June 29, 2002.

Cumulative Effect of Change in Accounting Principle. On June 30, 2001, the Company began accounting for warrants to purchase the Company's common stock designated as a liability in accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," and, therefore, recorded a cumulative unrealized gain, net of tax, of $1.468 million.

Income Tax (Benefit) Expense. The tax rates for the three and nine months ended September 30, 2002 are (3.68)% and (11.31)% compared to the rates for the three and nine months ended September 30, 2001 of (39.94)% and 41.65%. These tax rates are primarily due to losses generated by operations, offset by a full valuation reserve recorded against net deferred tax assets as of September 30, 2002. The valuation allowance at September 30, 2002 is $7.270 million and at September 30, 2001 was $1.144 million. During the quarter ended

September 30, 2002, the valuation allowance was increased through the statement of operations by $2.459 million and decreased by $.015 million through paid-in-capital, for a net increase of $2.444 million. Year to date in 2002, the valuation allowance was increased through the statement of operations by $6.280 million and decreased by $.154 million through paid-in-capital, for a net increase of $6.126 million. The Company determined that based on the "start up" nature of its micro fuel cell operations, which continues to generate losses, and the reduced built-in gain associated with its Plug Power holdings, it was more likely than not that the ultimate recognition of deferred tax assets would not be realized.

Further, as a result of ownership changes in 1996, the availability of net operating loss carryforwards to offset future taxable income will be limited pursuant to the Internal Revenue Code.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition

Inventory and accounts receivable (from product revenue) turnover ratios and their changes for the nine months ended September 30 are as follows:
	2002	2001	Change
Inventory	0.85	1.41	(0.56)
Accounts receivable (for product revenues)	5.88	5.10	.78

The change in the inventory turnover ratio is the result of sales reduction and inventory levels for new semi-conductor products.

The change in the accounts receivable turnover ratio is the result of the timing of sales.

Inventories at September 30, 2002 of $1.360 million reflect inventory levels for MTI Instruments required to support expected sales levels in 2002.

Working capital of $8.813 million at September 30, 2002 reflects a $3.096 million decrease from $11.909 million at December 31, 2001. This decrease reflects $6.905 million net cash used in operating activities offset by $8.747 million in proceeds from sale of holdings, a $4.984 million decrease in fair value of Beacon Power holdings and a $2.315 million decrease in deferred income tax assets.

At September 30, 2002, cash and cash equivalents were $4.652 million versus $4.127 million at December 31, 2001. Net cash used by operating activities for the nine months ended September 30, 2002 amounted to $6.905 million, as compared to $5.362 million in the prior year. Accounts receivable increased due to the timing of sales during the quarter. Accounts receivable totaled $1.003 million as of September 30, 2002 as compared to $.902 million as of December 31, 2001, or an 11.2% increase.

As of September 30, 2002, the Company had a $10 million Credit Agreement with KeyBank, N.A. dated as of August 10, 2001 ("the $10 million Credit Agreement"). As of September 30, 2002, the Company had $1 million outstanding under this line of credit. If the market value of Plug Power common stock falls below $8 per share the facility is reduced to $5 million and if the value falls below $7 per share the facility is reduced to zero.

As of September 30, 2002, the market value of Plug Power common stock was $4.79 per share, therefore no credit is currently available under this line of credit. In accordance with the $10 million Credit Agreement, the Company deposited $1 million into its debt service fund to cover the outstanding debt balance.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition (Continued)

The $10 million Credit Agreement requires the Company to meet certain covenants, including maintenance of a debt service reserve account

(equal to 3 months of interest payments on outstanding debt), minimum

Plug Power share price and pledge additional collateral and maintain an additional collateral value, if required, based on the Plug Power share price falling below $10 per share. Additional collateral consisting of 500,000 shares of SatCon common stock was pledged in August 2001, when the market value of Plug Power common stock fell below $10 per share. The Company was in compliance with these covenants as of September 30, 2002.

Capital spending during the first nine months of fiscal 2002 was $.385 million, a decrease from the comparable period in 2001 where capital spending totaled $1.284 million. Capital spending during fiscal 2002 included furniture, computers, software and laboratory equipment. Total additional capital spending during fiscal 2002 is expected to be approximately $.206 million for computers, furniture, facilities fit-up, laboratory and manufacturing equipment.

The Company leases equipment, office and laboratory space under operating leases. Future minimum rental payments, as of September 30, 2002, under the operating leases with non-cancelable terms are as follows:

(Dollars in Year Ending December 31, thousands)
2002	$ 114
2003	457
2004	451
2005	463
2006	389
Thereafter	921
Total operating lease commitments	$2,795

The Company anticipates, barring unforeseen circumstances, that it will be able to meet the liquidity needs of its operations for the next year from current cash resources, government contract revenues, equity financings and sale of assets. However, there can be no assurance as to the future stock prices or performance of Plug Power, SatCon or Beacon, or that the Company will not require additional financing within this time frame or that any additional financing will be available to the Company on terms acceptable to the Company, if at all.

On December 17, 2001 the Company entered into a plan under

Rule 10b5-1 (the "Plan") pursuant to which the Company will sell shares of Plug Power. The Plan provides for the sale of, and the Company intends to sell, up to 1.2 million shares of Plug Power

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition (Continued)

during calendar 2002 and up to 2 million shares of Plug Power during calendar 2003. As of September 30, 2002, 900,000 shares of Plug Power have been sold pursuant to the Plan. Under the terms of the Plan, the Company may terminate the Plan at any time.

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

From October 1 through November 12, 2002, the Company sold Plug Power and SatCon common stock as follows:

(Dollars in thousands) Company	Number of Shares Sold	Net Proceeds from Sales
Plug Power	203,000	$1,002
SatCon	213,900	262
		$1,264

The future sale of holdings in Plug Power, SatCon and Beacon Power will generate taxable income or loss which is different from book income or loss due to the tax bases in these assets being significantly different from their book bases and the available net federal operating loss carryforwards available to offset income.

Book and tax bases as of September 30, 2002 are as follows:

Holdings	Shares Held	Average Book Basis	Average Tax Basis
Plug Power	11,094,315	$2.06	$0.96
SatCon	987,500	1.34	7.06
Beacon Power	4,410,797.17		2.06

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Financial Condition (Continued)

As of September 30, 2002, the Company has holdings in Plug Power, SatCon and Beacon Power securities. Plug Power and SatCon are currently traded on the Nasdaq National Market (NASDAQ: PLUG and SATC) and Beacon Power is traded on the Nasdaq Small Cap Market (NASDAQ: BCON). These securities are therefore subject to market conditions. When acquired, each of these securities was unregistered.

On June 11, 2002, Beacon Power was delisted from the Nasdaq National Market System ("NMS") because it was consistently trading at less than $1.00 per share.

On July 18, 2002, Beacon announced it had received approval from the Nasdaq Small Cap Market for the quotation of its shares. Beacon may become eligible to request a transfer back to the NMS if by March 10, 2003 it meets the closing bid price test by maintaining a $1 closing bid price for 30 consecutive trading days, and has maintained compliance with all other continued listing requirements on that market. If it does not achieve these tests, then thereafter, it may be listed on the NMS only if it meets all the normal criteria for initial inclusion in the NMS. Beacon can continue the quotation of its shares on the Small Cap Market until March 10, 2003. If it fails to meet the closing bid price test of $1.00 per share for at least ten consecutive trading days by March 10, 2003, then Beacon will no longer qualify to be quoted on the Small Cap Market, and would need to apply to be quoted on the Over the Counter Bulletin Board.

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

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Financial Condition (Continued)

then outstanding shares of common stock of the company, or the average weekly trading volume of the common stock during the four calendar weeks preceding the date on which notice of such sale is filed, subject to certain restrictions.

As disclosed in Plug Power's Form 10-Q filed for the period ended September 30, 2002, Plug Power's cash requirements depend on numerous factors, including completion of its product development activities, ability to commercialize its fuel cell systems, market acceptance of its systems and other factors. Plug Power expects to devote substantial capital resources to continue its development programs directed at commercializing its fuel cell systems for worldwide use, hire and train its production staff, develop and expand its manufacturing capacity and production activities and expand its research and development activities. Plug Power expects to pursue the expansion of its operations through internal growth and strategic acquisitions and expects that such activities will be funded from existing cash and cash equivalents, issuance of additional equity or debt securities or additional borrowings subject to market and other conditions. The failure to raise the funds necessary to finance its future cash requirements or consummate future acquisitions could adversely affect its ability to pursue its strategy and could negatively affect its operations in future periods. Plug Power anticipates incurring substantial additional losses over at least the next several years and believes that its current cash, cash equivalents and marketable securities balances will provide sufficient capital to fund operations for at least the next twelve months.

Plug Power has financed its operations through September 30, 2002, primarily from the sale of equity, which has provided cash in the amount of $292.8 million. As of September 30, 2002, Plug Power had unrestricted cash and cash equivalents and marketable securities totaling $66.0 million and working capital of $66.4 million. As a result of Plug Power's purchase of real estate in 1999, it has escrowed an additional $5.3 million in restricted cash to collateralize the debt assumed on the purchase. Since inception, net cash used in operating activities has been $179.6 million and cash used in investing activities has been $66.6 million, including our investments in marketable securities in the amount of $25.8 million.

Market Risk

Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates and equity prices.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Market Risk (Continued)

At September 30, 2002, the Company had variable rate debt totaling $1 million. Interest rate changes generally do not affect the fair market value of the debt but do impact future earnings and cash flows. The earnings and cash flow impact for the next year resulting from a one-percentage point increase in interest rates would be approximately $10 thousand, holding other variables (debt level) constant.

The Company has performed a sensitivity analysis on its holdings of Plug Power, SatCon and Beacon Power common stock and its derivative financial instruments (warrants to purchase SatCon common stock).

The sensitivity analysis presents the hypothetical change in fair value of our holdings held by the Company at September 30, 2002, which are sensitive to changes in interest rates. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-percentage point parallel shift in the yield curve. The fair values of the Company's holdings in marketable securities have been based on quoted market prices and its derivative financial instruments based on estimates using valuation techniques.

The Company's holdings in Plug Power and SatCon (through July 1, 2002) are accounted for on the equity method, holdings in SatCon (effective July 1, 2002) and Beacon Power are accounted for at fair value, and derivative financial instruments are accounted for at estimated values. The fair market and estimated values, at September

30, 2002, of the Company's holdings in these companies and

derivatives and the calculated impact of a market price decrease of ten percent, is as follows:

(Dollars in millions) Holdings/Derivatives	Estimated Fair Market Value	10% Market Decrease
Plug Power	$53.142	$5.314
SatCon	1.323	.132
Beacon Power	.750	.075
Derivatives	.011	.001

New Accounting Pronouncements

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

On July 30, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The provisions of this Statement are effective for exist or disposal activities that are initiated after December 31, 2002, with early application encouraged.

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

On September 9, 1998, Barbara Lawrence, the Lawrence Group, Inc.

("Lawrence"), and certain other Lawrence-related entities ("Plaintiffs") filed suit in the United States Bankruptcy Court for the Northern District of New York against First Albany Corporation, Mechanical Technology, Dale Church, Edward Dohring, Alan Goldberg, George McNamee, Beno Sternlicht, Marty Mastroianni (former President and Chief Operating Officer of MTI), and 33 other individuals ("Defendants") who purchased a total of 820,909 shares of the Company's stock from the Plaintiffs. The case concerns the Defendants' 1997 purchase of Mechanical Technology shares from the Plaintiffs at the price of $2.25 per share. FAC acted as Placement Agent for the Defendants in the negotiation and sale of the shares and in proceedings before the Bankruptcy Court for the Northern

District of New York, which approved the sale in September 1997. Plaintiffs claim that the Defendants failed to disclose material inside information concerning Plug Power, LLC to the Plaintiffs and therefore the $2.25 per share purchase price was unfair. Plaintiffs are seeking damages of $5 million plus punitive damages and costs. In April 1999, Defendants filed a motion to dismiss the amended complaint, which was denied by the Bankruptcy Court. On appeal in October 2000, Plaintiffs' cause of action was dismissed by the United States District Court for the Northern District of New York. In November 2000, Plaintiffs filed an appeal of that dismissal with the United States Court of Appeals for the Second Circuit. In June 2002, the Second Circuit Court of Appeals reversed the District Court decision and remanded the case for further consideration. A motion to reconsider the decision of the Court of Appeals has been filed and is pending. The Company believes the claims have no merit and intends to defend them vigorously. The Company cannot predict the outcome of the claims nor reasonably estimate a range of possible loss given the current status of the litigation.

PART II OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
Exhibit No.	Description
99.17.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.17.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) No reports on Form 8-K were filed during the quarter ended September 30, 2002. One report on Form 8-K was filed during the quarter ending December 31, 2002 regarding the announcement of Dale Church's appointment as Chairman and CEO of the Company, George C. McNamee's stepping down from the chairmanship and Board and that William Acker will no longer serve as President of the Company but will devote his energies to the Company's micro fuel cell subsidiary.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mechanical Technology Incorporated

11/14/02 (Date)	s/Dale W. Church____ Dale W. Church Chief Executive Officer

11/14/02 (Date)	s/Cynthia A. Scheuer Cynthia A. Scheuer Vice President and Chief Financial Officer