Form 10-K
period 2002-12-31
MECHANICAL TECHNOLOGY INC
filed 2003-03-25
CIK 64463

=========================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

Securities registered pursuant to Section 12(b) of the Act: NONE

(Title of Class)

Securities registered pursuant to Section 12 (g) of the Act:

$1.00 Par Value Common Stock (Title of class)	NA (Name of exchange on which registered)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ___ No X

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ___ No X

The aggregate market value of the voting and non-voting registrant's common stock held by non-affiliates of the registrant on June 28, 2002 (based on the last sale price of $1.08 per share for such stock reported by NASDAQ for that date) was approximately $54,335,114.

As of March 24, 2003, the registrant had 27,639,135 shares of common stock outstanding.
Document	DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for	Where Incorporated into Form 10-K Report
Annual Meeting of Shareholders	Part III
to be held on June 19, 2003

PART I

ITEM 1: BUSINESS

Overview

Mechanical Technology Incorporated, ("Mechanical Technology" or "the Company"), a New York Corporation, was incorporated in 1961. Its principal businesses are the development and commercialization of direct methanol micro fuel cells ("DMFCs") and the manufacture and sales of precision instrumentation.

Change in Year-End. On February 13, 2002, the Company changed its fiscal year-end from September 30 to December 31, effective with the calendar year beginning January 1, 2002. A three-month transition period from October 1, 2001 through December 31, 2001 (the "Transition Period")

precedes the start of the 2002 fiscal year. "2001" and "2000" refer to the years ended September 30, the Transition Period refers to the three months ended December 31, 2001 and "2002" refers to the twelve months ended December 31, 2002. This new fiscal year made the Company's annual and quarterly reporting periods consistent with those used by Plug Power Inc. ("Plug Power") and permitted the Company to continue to account for its holdings in Plug Power on a timely basis through December 20, 2002, the date of its change in accounting for Plug Power from the equity method to the fair value method.

Holdings

The Company also has holdings in two new energy companies, Plug Power and SatCon Technology Corporation ("SatCon").

Operations

Mechanical Technology's operations consist of one majority owned and one wholly owned subsidiary, MTI MicroFuel Cells Inc. ("MTI Micro") and MTI Instruments, Inc. ("MTI Instruments").

MTI Micro was formed as a separate subsidiary on March 26, 2001, to develop DMFCs for portable electronics. DMFCs generate energy through the chemical reaction of methanol and water in the presence of a catalyst. The market potential for DMFCs is vast, and includes portable data storage devices, PDAs, advanced multi-function cell phones, cell phones and laptops. MTI Micro's strategy is to develop a robust and expandable technology platform for DMFCs that targets defined market entry points, beginning with hand-held data communications devices in 2004.

MTI Instruments, formerly the Advanced Products Division, was incorporated as a separate subsidiary on April 1, 2000. MTI Instruments has three product groups: general gaging, semiconductor and aviation. These products consist of electronic, computerized general gaging instruments for position, displacement and vibration applications, semiconductor products for wafer characterization of semi-insulating and semiconducting wafers and engine balancing and vibration analysis systems for aircraft. MTI Instruments' strategy is to continue to enhance and expand its product offerings with the goal of increasing market share and profitability.

Products and Services

MTI Micro

MTI Micro designs and develops DMFCs for portable power applications.

A micro fuel cell is a portable power source that converts chemical energy into useable electrical energy. The micro fuel cell being developed by MTI Micro uses methanol (MeOH), a common alcohol that has an energy density that is approximately thirty times the energy density of Lithium Ion ("Li-Ion") batteries, as its fuel. When commercialized, DMFC systems have the potential to eventually have an energy density of five to ten times that of Li-Ion batteries. This increased energy density means a micro fuel cell should be able to power a wireless electronic device for longer periods of time without recharge/refueling. In addition, DMFCs may be instantly refueled without the need for a power outlet or a lengthy recharge.

MTI Micro's fuel cell technology platform can be customized to provide portable power for a number of applications depending on the power level, required run time and size requirements. MTI Micro's initial product will power hand-held data communications devices for Intermec Technologies Corp. ("Intermec"). MTI Micro is developing a DMFC to power an Intermec mobile computing solution for industrial customers. The first DMFC powered Intermec products are scheduled for delivery in 2004.

MTI Micro has also sold prototype DMFC systems to military customers, including the RF Communications Division of Harris Corporation, a supplier of military communication devices. The Harris prototypes are scheduled for delivery during the first and second quarters of 2003.

MTI Instruments

MTI Instruments is involved in the design, manufacture and sale of high-performance test and measurement instruments and systems. MTI Instruments has three product groups: general gaging, semiconductor, and aviation.

General Gaging - products include laser, fiber-optic and capacitance measuring systems for a wide variety of displacement, position, vibration and dimensional gaging applications.

Semiconductor - products include a complete line of non-contact measurement systems for the semiconductor industry. Systems range from manual to fully automated and measure thickness, bow, warp, resistivity, site and global flatness for all wafer materials.

Aviation - products include vibration analysis and engine trim balance instruments and accessories for commercial and military aviation. These products quickly pinpoint engine problems and eliminate unnecessary engine removals.

MTI Instruments' largest customers include industry leaders in the computer, electronic, semiconductor, automotive, aerospace, aircraft and bioengineering fields. In 2002, one customer accounted for $1.854 million or 34.6% of product revenues and a second customer accounted for $.546 million or 10.2% of product revenues; in the Transition Period one customer accounted for $.349 million or 28% of product revenues; in 2001, one customer accounted for $3.616 million or 49.5% of product revenues; and in 2000, one customer accounted for $1.16 million or 20.9% of product revenues and a second customer accounted for $620 thousand or 11.2% of product revenues.

MTI Holdings

As of December 31, 2002, Mechanical Technology holds interests in companies, which were acquired solely as a result of either successful development and subsequent public offering of its Proton Exchange Membrane ("PEM") business, or the SatCon alliance entered into as a vehicle to dispose of its non-core businesses.

These interests as of December 31, 2002 were:
	NASDAQ	Shares	Ownership
Holding	Stock Symbol	Owned	Percentage
Plug Power	PLUG	8,073,227	15.83%
SatCon	SATC	773,600	4.58%

These companies provided the following products and services:

Plug Power designs, develops and manufactures on-site electric power generation systems utilizing proton exchange membrane fuel cells for stationary applications. Plug Power was formed in 1997, as a joint venture between Edison Development Corporation, a DTE Energy Company, and the Company.

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

The Company realizes that these companies products and any products developed by the Company itself, are not necessarily lower cost alternatives to existing energy technologies but are often solutions to questions of reliability, capacity, quality, maintenance, environmental issues and other current and future power requirements or concerns.

Business Strategy

Mechanical Technology operates in two segments, the New Energy segment and the Test and Measurement Instrumentation segment.

New Energy

MTI Micro's Business strategy is to develop a robust, reliable, manufacturable, cost-effective technology platform for DMFCs and then use that technology to target both vertical and horizontal portable electronic device markets.

The vertical markets include military and industrial products, including portable communications devices, wireless scanners, hand held inventory control devices, and electronic healthcare products. The horizontal markets span a broad range of consumer mass-market, portable electronic devices. Due to needs and characteristics of selected vertical markets, MTI Micro has chosen to enter its targeted vertical markets prior to its entry into horizontal markets.

The technology requirements necessary to successfully penetrate MTI Micro's targeted markets vary depending on the device in question. Weight, volume, peak power and power duration are all factors that pose limiting thresholds on DMFC introduction and acceptance. As such, MTI Micro believes that particular product categories in both vertical and horizontal markets will adopt more quickly than others, and this sequencing is reflected in the Company's targeted product rollout plan.

As a result of discussions with OEMs, MTI Micro has developed a commercialization strategy that consists of two overlapping phases for market introduction of the Company's DMFC products. This tiered approach is intended to enable MTI Micro to gradually penetrate the commercial markets on a product-by-product basis, and then help the Company build the channel strategy required to displace incumbent battery technologies.

Strategic Partnerships

MTI Micro intends to sell into multiple industries and enable OEMs to enhance existing product offerings. MTI Micro's strategy is to attempt to team with the appropriate players in each of its targeted markets. In parallel with its product introduction strategy, MTI Micro will try to leverage joint development activities and other formal partnerships with key component and subsystems suppliers. The Company will also rely heavily on OEMs as distribution channels for early vertical accessory introductions. The nature of these relationships will vary, and as MTI Micro continues to mature and move forward with its product commercialization, such relationships will become increasingly important.

Despite MTI Micro's hopes, expectations and actions, MTI Micro's efforts in DMFC technology remain in the research and development phase and the Company and MTI Micro recognize that significant technical and engineering challenges remain before DMFCs can become commercially viable or available.

Agreements

E.I. du Pont de Nemours and Company ("Dupont"). MTI Micro signed an agreement with Dupont in August 2001, to accelerate the development and commercialization of DMFCs for portable electronics. Terms of the agreements include:

  An agreement for Dupont to develop selected fuel cell components based on Dupont's Nafion® membrane technology. The components will be customized for MTI Micro's fuel cells.
  A supply agreement for Dupont to provide MTI Micro with membranes and related fuel cell components.
  The sale of a 5.9% minority equity interest in MTI Micro to Dupont. Dupont maintained this ownership percentage in a subsequent funding round in November 2001.

Intermec Technologies Corporation ("Intermec"). In December 2002, MTI Micro signed a joint development and supply agreement with Intermec to develop MTI Micro's DMFC systems for future Intermec mobile computing equipment, including rugged hand-held mobile computers and peripherals.

Intermec plans to first offer MTI Micro's system with a product targeted for launch in 2004, as well as explore additional product opportunities.

Harris Corporation ("Harris"). In November 2002, MTI Micro signed an agreement with the RF Communications Division of Harris Corporation to develop micro fuel cell system prototypes for potential use in Harris' radios.

Under the agreement, Harris will purchase direct methanol fuel cell system prototypes from MTI Micro with delivery from MTI Micro scheduled for the first and second quarters of 2003.

Grants

MTI Micro has also been awarded government grants to support its commercialization efforts. In 2001, MTI Micro received a $4.6 million grant to develop advanced micro fuel cell systems from the Advanced Technology Program ("ATP") of the federal government's National Institute of Standards and Technology ("NIST"). The NIST grant is part of a two-and-a-half year, $9.3 million cost-shared program to research and develop an advanced micro fuel cell system for portable electronics. MTI Micro also received a $500,000 grant from the New York State Energy Research and Development Authority ("NYSERDA") to enhance and leverage the work under the ATP award. The NYSERDA award will fund a year-long $1 million cost-shared research program targeting specific technical issues related to development of DMFCs as replacements for batteries in mobile phones and other handheld portable devices.

Test and Measurement Instrumentation

In the segment of Test and Measurement Instrumentation, MTI Instruments' strategy is to continue to enhance and expand its product offerings and market share and increase profitability.

Contracts

In 2002, MTI Instruments was awarded two multi-year U.S. Air Force contracts for its PBS-4100 portable jet balancing engine systems.

The first contract is potentially worth $3.1 million to the Company. The Company may provide the Air Force with up to 53 PBS-4100 systems, 12 accessory kits and 42 amplifiers. The systems are key diagnostic tools in the maintenance of aircraft engines.

The second contract is potentially worth $8.8 million to the Company. MTI Instruments will retrofit existing USAF PBS-4100 systems with the latest electronics and computer technology and will provide maintenance as necessary.

New Products

MTI Instruments' latest product offerings include:

General Gaging - In 2002, MTI Instruments introduced the new Microtrak II a laser-based Triangulation Measurement System for precise measurements of displacement, position, vibration and thickness.

Semiconductor - In 2001, the semiconductor product group added a new automated wafer thickness measurement system. This system offers edge handling robotics and full wafer mapping capability.

Aviation - In January 2001, the PBS group's 4100 product line was enhanced by the next generation vibration diagnostics and balancing system - the WinPBS - for on-wing balancing and test cell applications.

The test cell version permits exchange of data with other test cell instrumentation using Ethernet.

Marketing and Sales

In the New Energy segment, MTI Micro has a separate, experienced, sales and marketing organization. Since DMFCs are still in the development cycle, the role of marketing and sales is primarily to establish and refine the product roadmap and the multi generation product plan, establish key relationships and gather market information and customer or potential customer feedback on product offerings. MTI Micro does this through primary and secondary research and direct contact with a wide range of participants in our target markets. In addition, MTI Micro representatives attend and speak at numerous conferences and trade shows in the areas of fuel cells, fuel cell development, batteries, and other relevant target markets.

In the Test and Measurement Instrumentation segment, MTI Instruments markets its products and services through a separate experienced marketing, sales and applications engineering staff. The marketing and sales efforts of MTI Instruments are supported by a network of manufacturers' representatives, and sales agents and distributors in foreign markets. In some cases, such as OEM accounts, MTI Instruments sells direct.

To supplement these efforts, MTI Instruments also attends numerous trade shows in the areas of its concentration and uses product listings in appropriate media and directories and the Internet.

A comparison of sales by class of products, which account for over 10 percent of the Company's consolidated sales, are shown below:

(Dollars in thousands)	Year	Three Months	Year	Year
	Ended	Ended	Ended	Ended
	Dec. 31,	Dec. 31,	Sept. 30,	Sept. 30,
Test and Measurement Instrumentation	2002	2001	2001	2000
MTI Instruments Products:
Engine balancing systems	$2,346	$ 369	$1,088	$1,503
OEM	788	169	3,896	1,421
Capacitance probes and sensors	558	193	645	976
Fiber optic probes and sensors	644	49	524	563
Parts and service	606	93	517	450
Gages	253	301	382	343
Ling Electronics, Inc. Products (sold in 2000):
Vibration test equipment	-	-	-	140
Total	$5,195	$1,174	$7,052	$5,396

Competition

MTI Micro faces competition from a number of companies. Many of MTI Micro's competitors are larger, with much better access to capital, resources, component supplies, manufacturing capacity and distribution channels. MTI Micro's competitors consist of two distinct groups; large corporations, primarily Japanese battery and electronics companies such as Toshiba, Casio, Sony and NEC, and; small start up companies such as Medis Technologies Ltd., Neah Power Systems, Polyfuel and Smart Fuel Cells. Because of the nature of the product development, MTI Micro cannot determine how far its competitors have advanced in developing DMFCs and whether those competitors are ahead of MTI Micro in their development efforts. MTI Micro cannot assume that it is the dominant DMFC company, however, it believes its employees, product development skills, intellectual property portfolios and reputation are competitive advantages.

MTI Instruments is subject to competition from several companies, many of which are larger than MTI Instruments and have greater financial resources. MTI Instrument's competitors include ADE, Sigma Tech, Hologenix, Tropel and Keyence. While MTI Instruments has a major share of its respective specialized market segments, it does not consider any of them to be dominant within its industry. The primary competitive considerations in MTI Instruments' markets are product quality and performance, price and timely delivery. MTI Instruments believes that its employees, product development skills and reputation are competitive advantages.

Research and Development

MTI Micro focuses on the research and development of direct methanol micro fuel cells for portable power applications. MTI Micro is developing a greatly simplified DMFC technology platform that eliminates many of the pumps and valves found in DMFC systems. MTI Micro's technology platform also focuses on using components and subsystems that use standard mass manufacturing practices. This technology platform is designed to permit MTI Micro to address the needs of various applications with various wattage, duration and size requirements. DMFC development efforts are also focused on reliability, cost, manufacturability, and miniaturization considerations, as well as compliance with codes and standards for DMFC systems. MTI Micro plans an initial product introduction for Intermec in 2004. Research and development of the Intermec product and follow-on products, is ongoing.

Despite MTI Micro's hopes, expectations and actions, MTI Micro's efforts in DMFC technology remain in the research and development phase and the Company and MTI Micro recognize that significant technical and engineering challenges remain before DMFC's can become commercially viable or available.

As of the end of 2002, MTI Micro has one issued patent and thirty-one patent applications pending.

MTI Instruments conducts research and develops technology to support its existing products and develop new products. MTI Instruments' technology is generally an advancement of state of the art in its industries. MTI Instruments expects to maintain a competitive position by continuously advancing its technology rather than relying on patent protection. However, as of the end of 2002, MTI Instruments has one patent application pending.

During 2002, the Transition Period, 2001 and 2000, the Company expended approximately $6.6, $1.1, $3.7 and $2.0 million, respectively, on product development and research costs.

Intellectual Property and Proprietary Rights

MTI Micro relies on a combination of patent (both national and international), trade secret, trademark and copyright protection to protect its intellectual property. MTI Micro's strategy is to apply for patent protection for all necessary design requirements. MTI Micro currently has one issued patent and thirty-one patents pending and is seeking international protection for a portion of its intellectual property portfolio.

MTI Micro has also licensed, on a non-exclusive basis, intellectual property, including seven issued patents and two pending patent applications from Los Alamos National Laboratory. This intellectual property was the basis upon which much of MTI Micro's early work in DMFC systems was built. Additionally, MTI Micro has licensing rights and obligations with respect to certain intellectual property developed under agreements with E.I. DuPont and other vendors.

The Company's majority-owned subsidiary, MTI Instruments, relies primarily on trade secret law to protect its intellectual property. However, as of the end of 2002, MTI Instruments has one patent application pending.

Segment Information

Segment information is set forth in Note 24 - Geographic and Segment Information - of the Notes to Consolidated Financial Statements referred to in Item 8 below and incorporated herein by reference.

Subsequent Events

Sales of Holdings

From January 1 through March 24, 2003, the Company sold available for sale securities as follows:

(Dollars in thousands)
	Number of	Net Proceeds
Company	Shares Sold	from Sales
Plug Power	500,000	$2,661
SatCon	89,000	87
		$2,748

Significant Business Developments or Historical Business Developments

On February 13, 2002, the Company changed its fiscal year-end from September 30 to December 31, effective with the calendar year beginning January 1, 2002. A three-month transition period from October 1, 2001 through December 31, 2001 (the "Transition Period") precedes the start of the 2002 fiscal year. "2001" and "2000" refer to the years ended September 30, the Transition Period refers to the three months ended December 31, 2001 and "2002" refers to the twelve months ended December 31, 2002. This new fiscal year made the Company's annual and quarterly reporting periods consistent with those used by Plug Power and permitted the Company to continue to account for its holdings in Plug Power on a timely basis through December 20, 2002, the date of its change in accounting for Plug Power from the equity method to the fair value method.

On December 20, 2002, the Company and First Albany Companies Inc. ("FAC") completed a share exchange transaction whereby 8 million shares of the Company's common stock owned by FAC was exchanged for 2,721,088 shares of Plug Power common stock owned by the Company. As a condition of the exchange, FAC agreed not to sell its remaining shares of the Company for two years. As of December 31, 2002, FAC owns 2,991,040 shares of the Company.

As a result of the transaction, the Company is no longer required to account for its remaining holdings in Plug Power under the equity method of accounting. Under the equity method of accounting, the Company was required to report its proportionate share of Plug Power's financial results. The Company recorded a non-cash gain on the exchange transaction of $8.006 million and recorded treasury stock at a non-cash cost of $13.606 million.

During 2001, the Company formed MTI Micro and acquired substantially all of the outstanding stock of MTI Micro in exchange for contributing the assets of its micro-fuel cell operations. Dupont purchased shares of MTI Micro for a combination of cash and assets and owns 5.9% of MTI Micro as of December 31, 2002.

The Company and Edison Development Corp. ("EDC"), a subsidiary of DTE Energy Co. formed Plug Power as a joint venture in 1997, to further develop the Company's Proton Exchange Membrane ("PEM") fuel cell technology. Plug Power has focused on the research, development and manufacture of PEM fuel cells for stationary power applications. From 1997, when Plug Power was formed, through 1999, the Company contributed $20.7 million to Plug Power. Immediately prior to the Plug Power IPO in 1999, the Company purchased an additional 2,733,333 shares of Plug Power at $7.50 per share for a total purchase price of $20.5 million.

On October 29, 1999, Plug Power made an initial public offering ("IPO") of its common stock on the Nasdaq National Market under the symbol "PLUG." The initial public offering price for the 6 million shares issued was $15 per share. Additionally, the underwriters of the IPO exercised their 900,000 shares over allotment at the IPO price.

The Company began selling its holdings in Plug Power, SatCon and Beacon Power Corporation ("Beacon Power") during 2001. In December 2002, the Company sold all of its remaining holdings in Beacon Power. Sales of shares in holdings have resulted in the following through December 31, 2002:

		Three Months
	Year Ended	Ended	Year Ended	Year Ended
(Dollars in thousands, except shares)	Dec. 31, 2002	Dec. 31, 2001	Sept. 30, 2001	Sept. 30, 2000
Plug Power
Shares sold	1,200,000	-	1,710,000	-
Proceeds	$ 9,222	$ -	$35,717	$ -
Gain on sales	$ 6,382	$ -	$31,009	$ -

SatCon
Shares sold	526,400	-	500,000	-
Proceeds	$ 1,302	$ -	$ 2,125	$ -
Loss on sales	$ (17)	$ -	$(2,171)	$ -

Beacon
Shares sold	4,410,797	-	-	-
Proceeds	$ 310	$ -	$ -	$ -
Loss on sales	$ (440)	$ -	$ -	$ -

Total net gain on sales	$ 5,925	$ -	$28,838	$ -

Proceeds from these sales have been used to pay down debt and fund operations.

As part of its program to restructure the Company, and concentrate its limited financial resources on the development of its PEM fuel cell business, on October 21, 1999, the Company created a strategic alliance with SatCon. In exchange for Ling Electronics, Inc. and Ling Electronics, Ltd. ("Ling") and the Company's cash support of approximately $7 million to SatCon the Company received 1,800,000 shares of SatCon's common stock and warrants to purchase an additional 100,000 shares of SatCon's common stock. SatCon also received warrants to purchase 100,000 (300,000 post-split) shares of the Company's common stock.

On May 23, 2000, in connection with its alliance with SatCon, and to support its interest in SatCon, the Company provided cash support of $6 million to Beacon Power and received preferred stock and warrants to purchase common stock, and the right to receive additional warrants for common stock if there was an IPO. In August 2000, the Company exercised warrants for 12,000 shares. On November 17, 2000, Beacon Power completed its IPO. Immediately prior to its IPO, Beacon Power converted its preferred stock to common stock and completed a 2-for-1 stock split. In connection with the IPO, Beacon also granted the Company a warrant to purchase 1,333,333 shares of common stock at an exercise price of $2.25 per share. On December 20, 2000, the Company exercised its warrant for 1,333,333 shares on a cash-less basis and received an additional 985,507 shares of Beacon Power common stock.

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

Factors Affecting Future Results

This Annual Report on Form 10-K contains statements, which are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. You can identify these statements by forward-looking words such as "may," "could," "should," "would," "intend," "will," "expect," "anticipate," "believe," "estimate," "continue" or similar words. You should read statements that contain these words carefully because they discuss our future expectations, contain projections of our future results of operations or of our financial condition, or state other forward-looking information. We believe that it is important to communicate our future expectations to our investors. However, there may be events in the future that we are not able to accurately predict or control and that may cause our actual results to differ materially from the expectations we describe in our forward-

looking statements. Investors are cautioned that all forward-looking statements involve risks and uncertainties, and actual results may differ materially from those discussed as a result of various factors, including, but not limited to, those factors described below. Readers should not rely on our forward-looking statements. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Annual Report on Form 10-K.

We may be unable to raise additional capital to complete our product development and commercialization plans

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our micro fuel cell systems and market acceptance of our systems. We expect to devote substantial capital resources to continue development programs and establish third party manufacturing, product development and distribution relationships. We believe that we will need to raise additional funds to achieve commercialization of our micro fuel cell products. However, we do not know whether we will be able to secure additional funding, or funding on acceptable terms, to pursue our commercialization plans. We can raise funds in four ways: sale of Plug Power and SatCon shares, sale of the Company's stock, sale of MTI Micro stock and sale of other assets. Based on our current financial position, we do not believe debt financing is available to the Company. Sale of Plug Power shares are subject to volume limitations under Rule 144. If the price of Plug Power shares decreases significantly, we may be forced to increase the number of Plug Power shares sold, or reduce spending on micro fuel cell development. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current stockholders will be reduced. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to limit operations in a manner inconsistent with our development and commercialization plans, which could affect operations in future periods.

Developing new technology is very risky

DMFCs are a new technology with many technical and engineering challenges still to be resolved. We cannot assure that we will be able to successfully resolve the technical and engineering challenges of DMFCs, or if we are successful, that such solutions will be commercially viable. Resolution of these technical and engineering issues requires substantial resources including financial, managerial and technical resources. We cannot assure that all the necessary resources will be available to the degree, and at the times they are needed. If we are unable to successfully develop DMFCs, our results of operations and financial condition could be materially adversely affected.

A variety of companies compete in developing DMFCs, test and measurement instrumentation. We expect competition to intensify greatly as the need for alternatives to battery technology and precision instrumentation becomes more apparent and continues to increase. Some of our competitors are well established and have substantially greater managerial, technical, financial, marketing and product development resources. Additional companies, both large and small, are entering the markets in which we compete. There can be no assurance that current and future competitors will not be more successful in the markets in which we compete than we have been, or will be in the future. There can be no assurance that we will be successful in such a competitive environment.

A viable market for micro fuel cell systems may never develop or may take longer to develop than we anticipate

Micro fuel cell systems for portable electronic devices represent an emerging market, and we do not know the extent to which our targeted distributors and resellers will want to purchase them and whether end-users will want to use them. If a viable market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred to develop our product and may be unable to achieve profitability. The development of a viable market for our systems may be impacted by many factors that are out of our control, including:

  the cost competitiveness of other micro fuel cell systems, the future costs of materials used to build our systems,
  consumer reluctance to try a new product,
  consumer perceptions of our systems' safety,
  regulatory requirements, and
  the emergence of newer, more competitive technologies and

products.

Alternatives to our technology could render our systems obsolete prior to commercialization

Our micro fuel cell systems are one of a number of alternative portable power energy solutions being developed as replacements for batteries, including thin film batteries, extended life lithium batteries, and other types of fuel cell technologies. Technological advances in existing battery technologies, or other fuel cell technologies may render our micro fuel cell systems obsolete.

We have incurred losses and anticipate continued losses

As of December 31, 2002, we had an accumulated deficit of $61.9 million. Our net loss for the year ended December 31, 2002 was $7.0 million, which included a loss of $(6.7) million generated by our proportionate share of losses, after taxes, in our portfolio companies, a net gain of $5.9 million from sales of holdings and gain on exchange of securities transaction of $8.0 million. We expect to continue incurring net losses from operations until our portfolio companies and we can produce sufficient revenues to cover costs. In order to achieve profitability, our portfolio companies and we must successfully achieve all or some combination of the following:

  develop new products for existing markets;
  sell these products to existing and new customers;
  increase gross margins through higher volumes and manufacturing efficiencies;
  control operating expenses; and
  develop and manage distribution capability.

Furthermore, we anticipate that we will continue to incur losses until we can produce and sell our fuel cell systems on a large-scale and cost-effective basis. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future.

Failure to do so will have a material adverse effect on our business, results of operations and financial condition.

Our competitors may develop a cheaper, better product and bring that product to market quicker than we can

There are a number of other companies developing DMFCs. Some of our competitors may have better access to resources and capital than we do. Some of our competitors are much larger and have better access to manufacturing capacity, supply chains and distribution channels than we do. Some of our competitors may resolve technical or engineering issues before we do. Accordingly, one or more of our competitors may bring a product to market before we do. In addition, one or more of our competitors may make a better or cheaper product than we can make. Failure to get to market with the best and cheapest DMFC product before our competitors could have a material adverse effect on our business, results of operations and financial condition.

We have no experience manufacturing fuel cell systems on a large-scale commercial basis

To date, we have focused primarily on research and development and have no experience manufacturing micro fuel cell systems on a large-scale commercial basis. We are continuing to develop our prototype manufacturing capabilities and processes. We do not know whether or when we will be able to identify an efficient, low-cost manufacturer with the capabilities and processes that will enable us to meet the quality, price, engineering, design and production standards or production volumes required to successfully market our fuel cell systems. Even if we are successful in identifying a manufacturer, we do not know whether we will do so in time to meet our product commercialization schedule or to satisfy the requirements of our distributors or customers.

We will need to establish additional strategic relationships to complete our product development and commercialization plans

We believe that we will need to enter into additional strategic relationships in order to complete our current product development and commercialization plans on schedule. In particular, we may require a partner to assist us in developing manufacturing processes and to manufacture commercially viable micro fuel cell systems. If we are unable to identify or enter into a satisfactory agreement with potential partners, we may not be able to complete our product development and commercialization plans on schedule or at all. We may also need to scale back these plans in the absence of a partner, which would adversely affect our future prospects. In addition, any arrangement with a strategic partner may require us to issue a material amount of equity securities to the partner or commit significant financial resources to fund our product development efforts in exchange for their assistance or the contribution to us of intellectual property. Any such issuance of equity securities would reduce the percentage ownership of our then current stockholders.

We will rely on our partners to develop and provide components for our micro fuel cell systems

A supplier's failure to develop and supply components in a timely manner, or to develop or supply components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources of these components on a timely basis or on terms acceptable to us, could harm our ability to manufacture our fuel cell systems. In addition, to the extent that our supply partners use technology or manufacturing processes that are proprietary, we may be unable to obtain comparable components from alternative sources.

In addition, platinum is a key material in our micro fuel cells. Platinum is a scarce natural resource and we are depending upon a sufficient supply of this commodity. While we do not anticipate significant near or long term shortages in the supply of platinum, such shortages could adversely affect our ability to produce commercially viable fuel cell systems or significantly raise our cost of producing our fuel cell systems.

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

We may not meet in the future product development and commercialization milestones

We have established aggressive product development and commercialization milestones and dates for achieving development goals related to technology and design improvements. We use these milestones to assess our progress toward developing commercially viable fuel cell systems. Delays in our product development will likely have a material impact on our commercialization schedule. If we do experience delays in meeting our development goals or if our micro fuel cell systems exhibit technical defects or if we are unable to meet cost, performance or manufacturing goals, including power output, useful life and reliability, our commercialization schedule will be delayed. In this event, potential purchasers of our initial commercial systems may choose alternative technologies and any delays could allow potential competitors to gain market advantages. We cannot assure you that we will successfully achieve our milestones in the future.

We may become an inadvertent investment company

Our securities available for sale constitute investment securities under the Investment Company Act. In general, a company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets, subject to certain exclusions and exemptions. Investment companies are subject to registration under, and compliance with, the Investment Company Act unless a particular exemption or safe harbor provision applies. If we were to be deemed an investment company, we would become subject to the requirements of the Investment Company Act. As a consequence, we would be prohibited from engaging in certain businesses or issuing certain securities, certain of our contracts might be voidable, and we might be subject to civil and criminal penalties for noncompliance.

Until last year, we qualified for a safe harbor exemption under the Investment Company Act based upon the level of our ownership of shares of Plug Power and our influence over its management or policies. However, since we began selling shares of Plug Power, this safe harbor exemption is no longer available.

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

If we were deemed to be an investment company and could not find another safe harbor or exemption and failed to register as an investment company, the SEC could require us to sell our interests in Plug Power and SatCon, until the value of our holdings is reduced below 40% of total assets. This could result in sales of our holdings in quantities of shares at depressed prices and we may never realize anticipated benefits from, or may incur losses on, these sales. Further, we may be unable to sell some holdings due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities when selling assets.

Our stock price may fluctuate as the value of our portfolio companies fluctuates

The primary assets of the Company are equity securities of publicly traded companies. As of December 31, 2002, the Company owned shares of common stock in Plug Power and SatCon, each of which is a publicly traded company. The market price and valuations of the securities the Company holds in these companies may fluctuate due to market conditions and other conditions over which the Company has no control. Fluctuations in the market price and valuations of the securities held by the Company may result in fluctuations in the market price of the Company's common stock.

We are partially dependent on the success of our portfolio companies, some of which are in developmental stages

Our success is partially dependent on the success of our portfolio companies. Each of these companies is still researching and developing technologies. Plug Power, a developer of on site electric power generation systems utilizing PEM, has stated that it does not expect to have a high volume commercial product available until late 2003. There is no assurance Plug Power will successfully develop a commercial product, or if it does, that it will do so in the time frames predicted. Although SatCon currently produces and sells some products, it continues to research and develop other products for commercial business applications. There is no assurance that such products will be accepted by the market or will be produced at a cost that is commercially feasible. Additionally, there are questions about the financial viability of SatCon, which received a going concern opinion from their independent accountants in December 2002.

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

We may have difficulty managing change in our operations

We continue to undergo rapid change in the scope and breadth of our operations as we advance the development of our micro fuel cell products. Such rapid change is likely to place a significant strain on our senior management team and other resources. We will be required to make significant investments in our engineering, logistics, financial and management information systems and to motivate and effectively manage our employees. Our business, prospects, results of operations or financial condition could be harmed if we encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by such a rapid change.

Our share price could be subject to extreme price fluctuations, and shareholders could have difficulty trading shares

The markets for high technology companies in particular have been volatile, and the market price of our common stock, which is traded on

The Nasdaq National Market under the symbol MKTY has been and may continue to be subject to significant fluctuations. Fluctuations could be in response to operating results, announcements of technological innovations or new products by us, our portfolio companies, or by our competitors, patent or proprietary rights developments, and market conditions for high technology stocks in general. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These market fluctuations, as well as general economic conditions, may adversely affect the market price of our common stock.

General economic conditions may affect investors' expectations regarding our financial performance and adversely affect our stock price

Certain industries in which our portfolio companies and we sell products, such as the energy and semiconductor industry, are highly cyclical. In the future, our results may be subject to substantial period-to-period fluctuations as a consequence of the industry patterns of our customers, general or regional economic conditions, and other factors. These factors may also have a material adverse effect on our business, results of operations and financial condition.

Current shareholders may be diluted

If we raise additional funds through the sale of equity or convertible debt securities in either the Company or MTI Micro, current shareholders' percentage ownership will be reduced. In addition, these transactions may dilute the value of common stock outstanding. We may have to issue securities that may have rights, preferences and privileges senior to our common stock. We cannot assure current shareholders that we will be able to raise additional funds on terms acceptable to us, if at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which would have a material adverse effect on our business, results of operations and financial condition.

We are dependent on continued government funding for new energy research and development

A portion of our revenues for the next several years may come from government contracts. The loss of such contracts and the inability to obtain additional contracts could adversely affect our financial condition.

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

Operations Sold or Discontinued

Ling Electronics, Inc. and Ling Electronics Limited ("Ling") were sold on October 21, 1999 to SatCon in exchange for 770,000 shares of SatCon common stock (which stock had a market value of approximately $6.7 million on the transaction date). Ling designs, manufactures, and markets electro-dynamic vibration test systems, high-intensity-sound transducers, power conversion equipment and power amplifiers used to perform reliability testing and stress screening during product development and quality control. This mode of testing is used by industry and the military to reveal design and manufacturing flaws in a broad range of precision products, from satellite parts to computer components.

The sale of the Company's Technology Division, the sole component of the Technology segment, to NYFM, Incorporated (a wholly-owned subsidiary of Foster-Miller, Inc., a Waltham, Massachusetts-based technology company) was completed on March 31, 1998. Accordingly, the Company no longer includes Technology among its reportable business segments. The Technology Division is reported as a discontinued operation as of December 26, 1997, and the consolidated financial statements have been restated to report separately the net assets and operating results of the business. See Note 22 of the Notes to Consolidated Financial Statements referred to in Item 8 below.

Backlog

The backlog of orders believed to be firm is as follows:

December 31, 2002	$0.4 million
December 31, 2001	0.1
September 30, 2001	1.3
September 30, 2000	1.9

The backlog relates to contracts and purchase orders received from commercial customers or government agencies.

Employees

The total number of employees of Mechanical Technology and its subsidiaries was 91 as of December 31, 2002, as compared to 72 as of

December 31, 2001. This increase is primarily due to the addition of staff to MTI Micro.

Fiscal 2002 employees reflect corporate operations and the Company's two subsidiaries, MTI Micro and MTI Instruments. Executives and staff were chosen for their acumen, ability and experience in areas critical to the execution of the Company's core business strategy. The backgrounds of the Company's officers are more fully detailed under the Executive Officers Section of Item 1.

Significant Customers

Significant customer information is set forth in Note 24 of the Notes to Consolidated Financial Statements referred to in Item 8 below and incorporated herein by reference.

Executive Officers

The executive officers of the registrant (all of whom serve at the pleasure of the Board of Directors), their ages, and the position or office held by each, are as follows:
Position or Office	Name	Age
Chief Executive Officer and Director	Dale W. Church	63
Vice President and Chief Financial Officer	Cynthia A. Scheuer	41

Mr. Church, a Director since 1997 became the Chief Executive Officer and Chairman of the Board on October 22, 2002. Mr. Church has practiced law in private practice, government, and corporate environments for over 30 years with specialties in U.S. and international government contracting, developing companies, mergers and acquisitions, and joint ventures. He has been the Chief Executive Officer of Ventures & Solutions LLC since 1996 and the Chairman and CEO of Intelligent Inspection Corporation since 1999, and, prior to that time, was a partner in the law firm of McDermott, Will & Emery from 1993 to 1997. He served as General Counsel to the American Electronics Association from 1994 to 1998. His previous experience includes working for the U.S. Government's Central Intelligence Agency and Department of Defense and as corporate counsel to establish several companies in the Silicon Valley of California. He is a Trustee of the National Security Industrial Association and is a director of various private corporations.

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

Other Key Employees

Dr. Acker was President of the Company from June 2000 to October 22, 2002 when he left this position to devote his full attention to MTI Micro where he has been President and Chief Executive Officer since its founding in March 2001. From 1997 to June 2000, Dr. Acker was Vice President of Technology and Product Development at Plug Power, leading the development of the world's first residential PEM fuel cell system, he was instrumental in building Plug Power from a small R&D lab to the product development and manufacturing company it is today. Before his tenure at Plug Power, Dr. Acker joined Texaco in 1990 and served in numerous management positions including Global Manager for Engineering and Product Testing from 1996 to 1997, where he was responsible for the development of energy products and was involved in the formation of Texaco's strategic business direction.

Dr. Barnes had a consulting practice from 1971 until March 2000, when she joined the Company as Vice President, and Chief Marketing Officer. Dr. Barnes now holds the title of Vice President of Marketing and Communications and is responsible for press, public relations and investor relations for the Company and MTI Micro. Dr. Barnes provided services in marketing, advertising, management communication and technical communication to clients in business and industry, finance, the arts, education, healthcare, retailing and entertainment. Dr. Barnes is an adjunct professor in the Lally School of Management and Technology at Rensselaer Polytechnic Institute, where she has taught in its graduate and executive programs since 1990.

Mr. Becerra joined MTI Micro in May 2001. He brings 20 years of technology engineering experience and a strong background in leading product development teams to his current position as Vice President of Product Development. Mr. Becerra spent nearly 10 years with the Xerox Corporation, where he authored 12 patents and managed the High Performance Printer Programs engineering team. As the manager for this important engineering team, Mr. Becerra was responsible for all elements necessary to mass-produce the ink-jet marking platform.

Mr. Bunch joined the Company as Vice President of Business Development in June 2000 and now holds the title of Vice President of Business Development and Chief Financial Officer at MTI Micro. Mr. Bunch has worked in the energy sector as an equity research analyst. He evaluated international integrated and Russian oil companies with Goldman, Sachs in New York from 1993 to 1995 and in London from 1997 to 1998. From 1996 to 1997, he worked in Moscow with Renaissance Capital, a Russian investment bank, where he was involved in the sale of part of one of Russia's largest integrated oil and gas companies to a leading international petroleum company.

Mr. Chaves has been Vice President and General Manager of MTI Instruments since March 2000. He was Vice President and General Manager of the Company's Advanced Products Division from 1987 to March 2000, and Vice President and General Manager of the Company's L.A.B Division from January 1994 until it was sold in September 1997. Previously, he served as Manager of Corporate Marketing for the Company from 1981 to 1987.

Dr. Gottesfeld has been Vice President and Chief Technology Officer of MTI Micro since December 2000. Prior to this appointment, Dr. Gottesfeld led the Fuel Cell Research Program at The Los Alamos National Laboratory ("LANL") for more than 15 years and had earlier affiliations with Brookhaven and Bell Laboratories. Dr. Gottesfeld's work has been in electrochemistry, electrocatalysis and electrochemical power sources, a field in which he holds patents and has published extensively. He has served as an officer and chairman of the Physical Electrochemistry Division of the Electrochemical Society, and is a Fellow of the Society.

He is also a Laboratory Fellow at LANL. Dr. Gottesfeld received his Ph.D. from the Technion, Israel Institute of Technology.

Ms. Hill joined the Company in March of 2000 as Vice President of Corporate Development. She now holds the title of Vice President and General Counsel for both MTI and MTI Micro. Ms. Hill has focused on counseling high technology start-up firms throughout her career, first at Wilmer, Cutler & Pickering in Washington, D.C. from 1990 through 1996, and then at Whiteman, Osterman, Hanna in Albany, New York from 1997 to 1999. She was instrumental in forming Plug Power and in developing and implementing its early strategic relationships. From 1999 until she joined the Company, Ms. Hill worked as outside general counsel for a number of start-up Internet and software companies.

Mr. Soucy became Chief Operating Officer of MTI Micro on August 8, 2002 in order to head a new Silicon Valley operation and be responsible for sales and marketing, business development, and extended enterprise production, leading the process of developing markets, alliances, and OEM, distribution, and channel partners for MTI Micro's products. From 1999-2002, Mr. Soucy served as Vice President of worldwide sales and marketing at Tripath Technology, Inc., a fabless semiconductor supplier for consumer electronics and broadband communications customers. His background also includes several years as general manager of Philips Mobile Computing Group, the portable digital products division of Philips Electronics, where he helped to establish Philips as a leading supplier of mobile products based on Microsoft's Windows CE operating system.

ITEM 2: PROPERTIES

The Company leases office, manufacturing and research and development space in the following locations:

			Approximate
			Number of
Location	Segment	Primary Use	Square Feet	Lease
Albany, NY	New Energy and Other	Corporate headquarters, office
		and research and development	15,000	2006
Los Altos, CA	New Energy	Office	1,500	2004
Albany, NY	Test and Measurement	Manufacturing, office and sales	21,000	2009
	Instrumentation
Alexandria, VA	Other	Office	200	2003

In management's opinion, the facilities are generally well maintained and adequate facilities for expansion, if required, are available. The Albany research and development space will be expanded during 2003 to accommodate MTI Micro growth.

ITEM 3: LEGAL PROCEEDINGS

At any point in time, the Company and its subsidiaries may be involved in various lawsuits or other legal proceedings; these could arise from the sale of products or services or from other matters relating to its regular business activities, compliance with various governmental regulations and requirements, or other transactions or circumstances. The Company does not believe there are any such proceedings presently pending, which could have a material adverse effect on the Company's financial condition except for the matters described in Note 20 of the Notes to Consolidated Financial Statements referred to in Item 8 below incorporated herein by reference.

On September 9, 1998, Barbara Lawrence, the Lawrence Group, Inc.

("Lawrence"), and certain other Lawrence-related entities ("Plaintiffs") initially filed suit in the Bankruptcy Court and the United States District Court for the Northern District of New York, which were subsequently consolidated in the District Court, against First Albany Corporation, Mechanical Technology, Dale Church, Edward Dohring, Alan Goldberg, George McNamee, Beno Sternlicht, Marty Mastroianni (former President and Chief Operating Officer of MTI), and 33 other individuals ("Defendants") who purchased a total of 820,909 shares of the Company's stock from the Plaintiffs. The case concerns the Defendants' 1997 purchase of Mechanical Technology shares from the Plaintiffs at the price of $2.25 per share. FAC acted as Placement Agent for the Defendants in the negotiation and sale of the shares and in proceedings before the Bankruptcy Court for the Northern District of New York, which approved the sale in September 1997.

Plaintiffs claim that the Defendants failed to disclose material inside information concerning Plug Power, LLC to the Plaintiffs and therefore the $2.25 per share purchase price was unfair. Plaintiffs are seeking damages of $5 million plus punitive damages and costs. In April 1999, Defendants filed a motion to dismiss the amended complaint, which was denied by the Bankruptcy Court. On appeal in October 2000, Plaintiffs' cause of action was dismissed by the United States District Court for the Northern District of New York. In November 2000, Plaintiffs filed an appeal of that dismissal with the United States Court of Appeals for the Second Circuit. In June 2002, the Second Circuit Court of Appeals reversed the District Court decision and remanded the case for further consideration of the Plaintiffs claims as motions to modify the Bankruptcy Court sale order. The Plaintiff's claims have now been referred back to Bankruptcy Court for such consideration. The Company believes the claims have no merit and intends to defend them vigorously. The Company cannot predict the outcome of the claims nor reasonably estimate a range of possible loss given the current status of the litigation. Accordingly, no amounts have been reserved for this matter.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the registrant's security holders during the fourth quarter of fiscal 2002.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

Price Range of Common Stock

Mechanical Technology stock is traded on the Nasdaq National Market under the symbol MKTY. Set forth below are the highest and lowest prices at which shares of the Company's common stock have been traded during each of the Company's last two years and the Transition Period.

	High Low
Year Ended December 31, 2002
First Quarter	$ 4.48	$2.62
Second Quarter	3.75	.92
Third Quarter	1.69	.70
Fourth Quarter	2.99	.81

	High	Low
Transition Period, the Three
Months Ended December 31, 2001	$ 3.95	$2.35

Year Ended September 30, 2001
First Quarter	$11.38	$2.00
Second Quarter	8.50	3.28
Third Quarter	11.65	3.75
Fourth Quarter	7.58	2.70

Number of Equity Security Holders

As of March 21, 2002, the Company had approximately 500 holders of its $1.00 par value common stock. In addition, there are approximately 14,302 beneficial owners holding stock in "street" name.

Dividends

The payment of dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Company. The Company has never paid and does not anticipate paying dividends in the foreseeable future.

ITEM 6: SELECTED FINANCIAL DATA

The following table sets forth summary financial information regarding Mechanical Technology for the periods as indicated:
		Three
	Year	Months	Year	Year	Year	Year
Statement of Earnings Data	Ended	Ended	Ended	Ended	Ended	Ended
(In thousands, except per share	Dec. 31	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
data)	2002	2001	2001	2000	1999	1998
Product revenue	$ 5,362	$1,246	$ 7,298	$ 5,558	$ 12,895	$ 21,035
Funded research and development	1,573	90	-	-	-	-
Net gain on sale of holdings	5,925	-	28,838	-	-	-
Gain on exchange of securities	8,006	-	-	-	-	-
Gain on sale of subsidiary	-	-	-	1,262	-	-
Impairment losses	(8,127)	(15,433)	-	-	-	-
(Loss) income from continuing
operations before income
taxes, equity in holdings'
losses and minority interests	(1,569)	(17,161)	20,736	(4,917)	(1,329)	(1,800)
Income tax benefit (expense)	636	6,788	(7,524)	1,927	(37)	(25)
Equity in holdings' losses, net
of taxes	(6,671)	(3,316)	(17,072)	(15,849)	(9,363)	(3,806)
Minority interests in losses of
consolidated subsidiary	418	104	123	-	-	-
Loss from continuing operations	(7,186)	(13,585)	(3,737)	(18,839)	(10,729)	(2,031)
Income (loss) from discontinued
operations, net of taxes	225	-	-	243	41	(2,285)[2]
Cumulative effect of accounting
change for derivative
financial instruments for
Company's own stock, net of
tax	-	-	1,468	-	-	-
Cumulative effect of accounting
change for derivative
financial instruments, net of
tax	-	-	6,110	-	-	-
Net (loss) income	$(6,961)	$(13,585)	$ 3,841	$(18,596)	$(10,688)	$ (4,316)

		Three
	Year	Months	Year	Year	Year	Year
Statement of Earnings Data	Ended	Ended	Ended	Ended	Ended	Ended
(In thousands, except per share	Dec. 31	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
data)	2002	2001	2001	2000	1999	1998
Basic and Diluted (Loss) Earnings Per Share[1]
Loss from continuing operations	$ (0.21)	$ (0.38)	$ (0.10)	$ (0.54)	$ (0.31)	$ (0.07)
Income (loss) from discontinued
operations	0.01	-	-	0.01	-	(0.08)
Cumulative effect of accounting
change for derivative
financial instruments for
Company's own stock	-	-	0.04	-	-	-
Cumulative effect of accounting
change for derivative
financial instruments	-	-	0.17	-	-	-
(Loss) earnings per share	$ (0.20)	$ (0.38)	$ 0.11	$ (0.53)	$ (0.31)	$ (0.15)
Weighted average shares
outstanding and equivalents[1]	35,269,639	35,484,760	35,455,782	35,236,278	33,991,590	28,730,016
Balance Sheet Data:
Working capital	$36,681	$ 11,909	$ 13,833	$ (23,151)	$ 18,662	$ 5,779
Securities available for sale	37,332	5,734	6,704	-	-	-
Holdings, at equity	-	38,937	47,197	64,356	8,710	1,221
Total assets	52,384	56,348	71,257	77,016	31,780	21,128
Total long-term obligations	24	4,406	8,453	2,852	597	607
Total shareholders' equity	40,748	47,608	54,047	45,029	27,786	11,124

1Earnings per share information has been retroactively adjusted to reflect both the April 3, 2000 3-for-1 and the April 30, 1999 3-for-2 stock splits.

2Includes a net charge of $1,769 related to the discontinuance of the Company's Technology Division and a $516 loss from operations prior to discontinuance.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Results of Operations: 2002 in Comparison with 2001

Overview

The Company is primarily engaged in the development and commercialization of direct methanol micro fuel cells ("DMFCs") through its subsidiary MTI MicroFuel Cells Inc. ("MTI Micro") and the development and sales of precision instruments through its subsidiary MTI Instruments, Inc. ("MTI Instruments"). The Company also co-founded and retains an interest in Plug Power Inc. ("Plug Power") (NASDAQ: PLUG), a leading manufacturer of fuel cells. The Company also has an interest in SatCon Technology Corporation ("SatCon") (NASDAQ: SATC), which develops power electronics and energy management products.

MTI Micro is commercializing its micro fuel cell power systems as future power sources for portable electronics in commercial and military markets, with an initial product planned for 2004.

A micro fuel cell is a portable power source for electronic devices that creates useable electrical energy through a chemical reaction with a catalyst. MTI Micro's proprietary micro fuel cell power systems use methanol, a common alcohol with a high energy density, which allows its systems to be lightweight and provide power for longer periods of time between refueling. MTI Micro's systems can be instantly refueled without the need for a power outlet or a lengthy recharge and do not contain the heavy toxic metals found in many batteries.

MTI Micro has built a number of system prototypes that demonstrate size reductions, performance improvements, the ability to operate in any orientation, operation at a range of voltages and, most recently, the use of 100 percent methanol fuel - eliminating the need to carry water in the fuel cartridge, thereby achieving greater energy density.

MTI Instruments specializes in the design, manufacture and sale of high-performance test and measurement instruments and systems. MTI Instruments' three product groups provide: electronic, computerized general gaging instruments for position, displacement and vibration applications; semiconductor products for wafer characterization of semi-insulating and semiconducting wafers; and portable balancing systems for aircraft engines. MTI Instruments' largest customers include industry leaders in the computer, electronic, semiconductor, automotive, aerospace, aircraft and bioengineering fields.

From inception through December 31, 2002, the Company has incurred net losses of $61.9 million and expects to incur losses as it continues micro fuel cell product development and commercialization programs. The Company expects that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, the number of prototypes produced, gains on sales of holdings and the operating results of MTI Instruments and MTI Micro.

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

Management believes that the following are the Company's most critical accounting policies affected by the estimates and assumptions the Company must make in the preparation of its financial statements and related disclosure:

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

The Company performs funded research and development for government agencies and companies under cost reimbursement contracts, which generally require the Company to absorb up to 50% of the total costs incurred.  Cost reimbursement contracts provide for the reimbursement of allowable costs.  Revenues are generally recognized in proportion to the reimbursable costs incurred. When government agencies are providing funding they do not expect the government to be the only significant end user of the resulting products.  These contracts do not require delivery of products, which meet defined performance specifications but are best efforts arrangements to achieve overall research and development objectives. Included in accounts receivable are billed and unbilled work-in-progress on cost reimbursed contracts.

Inventory. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Impairment of Holdings. The Company holds minority interests in companies having operations or technology in areas within its strategic focus, all of which are publicly traded and have highly volatile share prices. The Company records an impairment charge when it believes a holding has experienced a decline in value that is other than temporary. If the Company determines that the decline in value is temporary, unrealized losses, net of income taxes, would be reported as a separate component of shareholders' equity.

Future adverse changes in market conditions or poor operating results of underlying holdings could result in significant losses and an inability to recover the carrying value of the holdings, thereby possibly requiring an impairment charge in the future.

Income Taxes. As part of the process of preparing our consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Included in this assessment is the determination of net operating loss carryforwards. These differences result in a net deferred tax asset. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent that the Company believes that recovery is not likely; it must establish a valuation allowance.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance due to uncertainties related to our ability to utilize certain net deferred tax assets, primarily consisting of net operating losses being carried forward. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. The Company has recorded a $1.836 million valuation allowance against its deferred tax assets of $4.513 million as of December 31, 2002, due to uncertainties related to its ability to utilize certain of these assets. The valuation allowance is based on estimates of the recoverability of certain net operating losses.

Recent Developments

Change in Year-End. On February 13, 2002, the Company changed its fiscal year-end from September 30 to December 31, effective with the calendar year beginning January 1, 2002. A three-month transition period from October 1, 2001 through December 31, 2001 (the "Transition Period")

precedes the start of the 2002 fiscal year. "2001" and "2000" refer to the years ended September 30, the Transition Period refers to the three months ended December 31, 2001 and "2002" refers to the twelve months ended December 31, 2002. This new fiscal year made the Company's annual and quarterly reporting periods consistent with those used by Plug Power and permitted the Company to continue to account for its holdings in Plug Power on a timely basis through December 20, 2002, the date of its change in accounting for Plug Power from the equity method to the fair value method.

Change in Accounting for Holdings:

Plug Power.

The Company's holdings in Plug Power were accounted for under the equity method of accounting from their acquisition date through December 20, 2002. On December 20, 2002, the Company determined that it no longer had the ability to exercise significant influence over the operating and financial policies of Plug Power as a result of its reduced ownership in Plug Power and, therefore, has accounted for its investment in Plug Power since December 20, 2002 using the fair value method as set forth in SFAS No. 115, Accounting for Certain Debt and Equity Securities. The Company is no longer required to record its share of any losses from Plug Power and the holding is carried at fair value, designated as available for sale and any unrealized holding gains or losses are included in stockholders' equity as a component of accumulated other comprehensive income (loss).

SatCon Technology.

The Company's holdings in SatCon were accounted for on a one-quarter lag under the equity method of accounting from their acquisition through July 1, 2002. On July 1, 2002, the Company determined that it no longer had the ability to exercise significant influence over the operating and financial policies of SatCon as a result of waiving the Company's right to nominate and recommend directors to SatCon's board and our reduction of ownership in SatCon and, therefore, has accounted for its investment in SatCon since July 1, 2002 using the fair value method as set forth in SFAS No. 115, Accounting for Certain Debt and Equity Securities. The Company is no longer required to record its share of any losses from SatCon and the holding is carried at fair value, designated as available for sale and any unrealized holding gains or losses are included in stockholders' equity as a component of accumulated other comprehensive income (loss).

Discussion and Analysis of Results of Operations

The following is management's discussion and analysis of certain significant factors, which have affected the Company's results of operations for the year ended December 31, 2002 compared to the year ended September 30, 2001.

Product Revenue. Product revenue in the Test and Measurement Instrumentation segment for 2002 totaled $5.362 million compared to $7.298 million for 2001, a decrease of $1.936 million, or 26.5%. This decrease is primarily the result of decreased sales of OEM products of $3.103 million and decreases in other product lines of $.160 million offset by increased sales to PBS customers of $1.327 million. The reduction in OEM products revenues reflects the downturn in markets served by MTI Instruments' customers. This decrease in revenues also reflects a decrease in sales to one major OEM customer to $.546 million in 2002 from $3.616 million in 2001.

In Test and Measurement Instrumentation, in 2002, one customer accounted for $1.854 million or 34.6% of product revenues and a second customer accounted for $.546 million or 10.2% of product revenues; in 2001, one customer accounted for $3.616 million or 49.5% of product revenues.

Funded Research and Development Revenue. Funded research and development revenue in the New Energy segment was $1.573 million for 2002. These amounts reflect billings and amounts to be billed under government contracts for the research and development of micro fuel cells for use in portable electronics. Billings under these contracts commenced in December 2001.

Cost of Product Revenue. Cost of product revenue in Test and Measurement Instrumentation for 2002 decreased by $.722 million or 22.9% from $3.150 million for 2001 to $2.428 million. The decrease was primarily due to decreased sales. Gross profit from product revenue decreased to 54.7% of product revenue for 2002 from 56.8% of product revenue for 2001. Gross profits decreased for 2002 due to higher overhead absorption resulting from decreased sales levels in 2002.

Funded Research and Product Development Expenses. Funded research and product development expenses in New Energy were $2.560 million for 2002. These costs are attributable to funded research and product development expenses from government programs.

Unfunded Research and Product Development Expenses. Unfunded research and product development expenses increased by $.371 million or 10.1% to

$4.055 million for 2002 from $3.684 million for 2001. This increase reflects a $.343 million reduction in product development costs in Test and Measurement due to reduced spending on development projects and increased costs in New Energy of $.714 million for micro fuel cell development costs related to MTI Micro moving toward commercialization.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $1.218 million to $4.941 million for 2002 as compared to $6.159 million for 2001, a 19.8% decrease. This decrease is primarily the result of compensating MTI Micro employees with stock incentives rather than cash bonuses.

Operating Loss. Operating loss increased $1.354 million to an operating loss of $7.049 million for 2002 as compared to $5.695 million for 2001, a 23.8% increase. This increased loss is primarily from decreases in gross profits at MTI Instruments and increased spending on DFC research and development at MTI Micro.

Derivative (Losses) Gains. The Company recorded gains of $0 million and $.922 million on derivative accounting for the Company's own stock for 2002 and 2001, respectively. The Company also recorded net losses of $.188 million and $1.266 million for 2002 and 2001, respectively, on derivative accounting for warrants to purchase shares of SatCon common stock. Changes in derivative fair values, calculated using the Black-Scholes pricing model, are a non-cash item recorded on a quarterly basis.

Gain (Loss) on Sale of Holdings, Net. Results for 2002 include a $5.925 million net gain on the sale of holdings compared to 2001, which included a $28.838 million net gain. The average selling price per share of Plug Power was $7.685 in 2002 compared to $20.887 in 2001. Net gains on sales of holdings was reduced by $22.913 million as a result of lower sales values for securities in 2002 compared to 2001.

Gain on Exchange of Securities. Results for 2002 include an $8.006 million gain on the exchange of 8 million shares of the Company's common stock owned by FAC for 2,721,088 shares of Plug Power common stock owned by the Company.

As a condition of the exchange, on December 20, 2002, FAC agreed not to sell its remaining shares of the Company for two years.

Impairment Losses. For 2002, the Company recorded an $8.127 million charge for impairment losses for other than temporary declines in the value of certain available for sale securities ($5.652 million) and equity method investments ($2.475 million). During 2002, the value of Beacon Power common stock declined from $1.30 per share as of December 31, 2001 to $0.17 per share as of September 30, 2002 and the value of SatCon common stock declined from $5.20 per share as of December 31, 2001 to $1.34 per share as of September 30, 2002. The Company sold all of its holdings in Beacon Power during December 2002. Impairment losses were not recorded during either the fourth quarter of 2002 or during 2001.

Interest Expense. Results during 2002 and 2001 were affected by interest expense of $.046 million and $1.970 million, respectively. The decrease in expense results from decreases in the amount of debt outstanding and prime interest rate reductions.

Equity in Holdings' Losses, Net of Tax. In 2002 and 2001, the Company recorded a $6.671 million and $17.072 million loss, net of tax, respectively, from the recognition of the Company's proportionate share of losses in equity holdings. Equity in holdings' losses results from the Company's minority ownership in certain companies, which are accounted for under the equity method of accounting. Under the equity method of accounting, the Company's proportionate share of each company's operating losses and amortization of the Company's net excess investment over its equity in each company's net assets is included in equity in holdings' losses. As a result of adopting SFAS No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002, the Company no longer amortizes the goodwill associated with its equity holdings in SatCon. Equity in holdings' losses for 2002 and 2001 includes the results from the Company's minority ownership in Plug Power and SatCon. Effective July 1, 2002, the Company's holdings in SatCon and as of December 20, 2002, the Company's holdings in Plug Power are accounted for using the fair value method as set forth in SFAS No. 115, "Accounting for Certain Debt and Equity Securities." The Company is no longer required to record its share of any losses from SatCon or Plug Power and the holdings are carried at fair value, designated as available for sale, and any unrealized holding gains and losses are included in stockholders' equity as a component of accumulated other comprehensive income (loss).

Equity in holdings' losses includes a loss, before taxes, from Plug Power of $10.111 million for 2002 compared to $22.101 million for 2001. The decrease is a combination of Plug Power's reduction in net losses for 2002 compared to 2001 combined with the Company's decrease in ownership of Plug Power since 2001. Equity in holdings' losses, before taxes, for 2002 also includes our proportionate share of losses from SatCon of $1.110 million compared to $1.938 million for 2001; and embedded difference (the difference between the carrying value of the Company's holdings and its interest in the underlying equity) amortization of $0 for 2002 compared to $2.755 million for 2001. SatCon was accounted for on a one-quarter lag until the accounting was changed to fair value from the equity method on July 1, 2002 and includes results of SatCon through June 29, 2002. Plug Power was accounted for under the equity method until the accounting was changed on December 20,

2002 to fair value method and includes results of Plug Power through December 20, 2002.

Cumulative Effects of Changes in Accounting Principles, Net of Tax. As of October 1, 2000, the Company recorded a $6.110 million unrealized gain, net of tax, from the adoption of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. On June 30, 2001, the Company began accounting for warrants to purchase the Company's common stock designated as a liability in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and, therefore, recorded a cumulative unrealized gain, net of tax, of $1.468 million.

Income Tax Benefit (Expense). The tax rate for 2002 is 41% compared to the rate for 2001 of (36)%. These tax rates are primarily due to losses generated by operations. The valuation allowance at December 31, 2002 is $1.836 million and at December 31, 2001 was $1.144 million. During 2002, the valuation allowance was increased through the statement of operations by $.692 million. The Company determined that it was more likely than not that the ultimate recognition of certain deferred tax assets would not be realized.

Further, as a result of ownership changes in 1996, the availability of $1.920 million of net operating loss carryforwards to offset future taxable income will be limited pursuant to the Internal Revenue Code.

Results of Operations: Three months ended December 31, 2001 with the three months ended December 31, 2000:

Recent Developments

Change in Year-End. On February 13, 2002, the Company changed its fiscal year-end from September 30 to December 31, effective with the calendar year beginning January 1, 2002. A three-month transition period from October 1, 2001 through December 31, 2001 (the "Transition Period") precedes the start of the 2002 fiscal year. "2001" refers to fiscal periods in the year ended September 30 and the Transition Period refers to the three months ended December 31, 2001. This new fiscal year made the Company's annual and quarterly reporting periods consistent with those used by Plug Power and permitted the Company to continue to account for its holdings in Plug Power on a timely basis through December 20, 2002, the date of its change in accounting for Plug Power from the equity method to the fair value method.

Discussion and Analysis of Results of Operations

The following is management's discussion and analysis of certain significant factors, which have affected the Company's results of operations for the three months ended December 31, 2001 compared to the three months ended December 31, 2000.

Product Revenue. Product revenue for the three months ended December 31, 2001 totaled $1.246 million compared to $1.638 million for the same period in the prior year, a decrease of $.392 million, or 23.9%. This decrease in sales was primarily the result of decreased sales to OEM customers partially offset by increases in engine balancing and semiconductor sales.

Funded Research and Development Revenue. Funded research and development revenue was $.090 million for the three months ended December 31, 2001. This amount reflected the commencement of billings under the Advanced Technology Program (ATP) of the National Institute of Standards and Technology (NIST) contract to research and develop a micro fuel cell for use in portable electronics.

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

Funded Research and Product Development Expenses. Funded research and product development expenses were $.187 million for the three months ended December 31, 2001. These costs were attributable to funded research and product development expenses from the NIST ATP Program.

Unfunded Research and Product Development Expenses. Unfunded research and product development expenses increased by $.428 million or 96% to $.874 million for the three months ended December 31, 2001 from $.446 million for the same period in the prior year. These increases reflected the Company's commitment to developing its micro fuel cell business.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $.164 million to $1.357 million for the three months ended December 31, 2001 as compared to $1.521 million for the same period in the prior year, a 10.8% decrease. This decrease was primarily the result of reduced expense for incentive compensation, since future incentives were expected to be in the form of stock options, partially offset by an increase in labor associated with the expansion of micro fuel cell operations.

Operating Loss. Operating loss increased $.726 million to an operating loss of $1.770 million for the three months ended December 31, 2001 as compared to $1.044 million for the same period in the prior year, a 69.5%

increase. This increase resulted from increased expenses for administration and research and product development costs at MTI Micro and decreases in gross profits at MTI Instruments.

Cumulative Effect of Change in Accounting Principle, Net of Tax. As of October 1, 2000, the Company recorded a $6.110 million unrealized gain, net of tax, from the adoption of SFAS No.133 Accounting for Derivative Instruments and Hedging Activities.

Derivative Gains (Losses). The Company recorded a $.165 million gain on derivative accounting for Company's own stock during the three months ended December 31, 2001. The Company also recorded net losses of $.026 and $.729 million on derivative accounting for the three months ended December 31, 2001 and December 31, 2000, respectively. Changes in derivative fair values, calculated using the Black-Scholes pricing model, are recorded on a quarterly basis.

Impairment Losses. For the three months ended December 31, 2001, the Company recorded a $15.433 million charge for impairment losses for other than temporary decline in the value of certain available-for-sale securities ($9.643 million) and equity method investments ($5.790 million).

Interest Expense. Results during the three months ended December 31, 2001 were affected by interest expense of $.015 million compared to $.717 million for the same period in the prior year. The decrease in expense for the three month period resulted from decreases in the amount of debt outstanding and prime interest rate since last year.

Equity in Holdings' Losses, Net of Tax. In the three months ended December 31, 2001, the Company recorded a $3.316 million loss, net of tax, from the recognition of the Company's proportionate share of losses in equity holdings compared to $4.872 million, net of tax, for the comparable period in the prior year.

Equity in holdings' losses resulted from the Company's minority ownership in certain companies, which were accounted for under the equity method of accounting. Under the equity method of accounting, the Company's proportionate share of each company's operating losses and amortization of the Company's net excess investment over its equity in each company's net assets were included in equity in holdings losses. Equity in holdings' losses for the three months ended December 31, 2001 and 2000 included the results from the Company's minority ownership in Plug Power and SatCon. The Company expects these companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

Equity in holdings' losses included a loss, before taxes, from Plug Power of $4.069 million for the three months ended December 31, 2001 compared to $6.982 million for the three months ended December 31, 2000. The decrease was a combination of Plug Power's reduction in expenses and the result of the Company's decrease in ownership of Plug Power since 2000. Equity in holdings' losses, before taxes, for the three months ended December 31, 2001 also included our proportionate share of losses from SatCon of $.727 million compared to $.291 million for the three months ended December 31, 2000; and embedded difference (the difference between the carrying value of the Company's holdings and its interest in the underlying equity) amortization of $.688 and $.689 million for the three months ended December 31, 2001 and December 31, 2000, respectively. SatCon was accounted for on a one-quarter lag and included results of SatCon through September 30, 2001.

Income Tax Benefit (Expense). The tax rate for the three months ended December 31, 2001 was 39.55% compared to the rate for the three months ended December 31, 2000 of 38.81%. These tax rates were primarily due to losses generated by operations, availability of net operating losses and changes in deferred tax liabilities associated with the accounting for holdings in and recognition of the Company's proportionate share of losses from Plug Power and SatCon and its investment in derivatives and marketable securities. Further, as a result of ownership changes in 1996, the availability of net operating loss carryforwards to offset future taxable income will be limited pursuant to the Internal Revenue Code.

Results of Operations: 2001 in Comparison with 2000

Overview

The following four paragraphs summarize significant organizational changes, which impact the comparison of September 30, 2001 and 2000 results of operations:

The Company has two operating subsidiaries, MTI Micro and MTI Instruments. MTI Micro is developing DMFCs for portable electronics. MTI Instruments develops, manufacturers and sells precision measurement and balancing equipment. The Company also has holdings in the following three new energy companies: Plug Power, SatCon and Beacon Power.

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

On May 23, 2000, in connection with its strategic alliance with SatCon, and to support its interest in SatCon, the Company provided cash support of $6 million to Beacon Power and received preferred stock, warrants to purchase common stock, and the right to receive additional warrants to purchase common stock. In August 2000, the Company exercised its warrants. Immediately prior to its IPO, Beacon Power converted its preferred stock to common stock and completed a 2-for-1 stock split. On November 17, 2000, Beacon Power completed the IPO of its common stock, and the Company was granted warrants to purchase

1,333,333 shares of common stock at an exercise price of $2.25 per share. The Company exercised these warrants on a cash-less basis, on December 20, 2000 and received 985,507 shares of Beacon Power common stock. As of September 30, 2001, MTI owned 4,410,797 shares of Beacon Power and no warrants.

Discussion and Analysis of Results of Operations

The following is management's discussion and analysis of certain significant factors, which have affected the Company's results of operations for the year ended September 30, 2001 compared to the year ended September 30, 2000.

Product Revenue. Product revenue for fiscal 2001 totaled $7.3 million compared to $5.6 million for the prior year, an increase of $1.7 million or 31.3%. This increase was primarily due to an increase in OEM product revenues, which more than offset a decrease in engine balancing shipments.

Due to difficult market conditions in the semiconductor industry, product revenue for fiscal 2002 was not expected to grow at the same rate as fiscal 2001.

Gross Profit. Gross profit increased to 56.8% of product revenue in fiscal 2001 from 53.5% of product revenue in fiscal 2000. Gross profits increased in 2001 due to increased product revenue in the higher margin OEM product line.

Selling, General and Administrative Expenses. Selling, general and administrative expenses for fiscal 2001 were 84.4% of product revenue, as compared to 87.5% in 2000. Selling, general and administrative expenses increased $1.3 million from 2000 to 2001. This increase was a direct result of the increase in product revenue and the cost of developing MTI Micro's business. Selling, general and administrative expense included compensation, benefits and related costs in support of general corporate and sales functions, including general management, finance and accounting, human resources, marketing, information technology and legal services.

Unfunded Research and Product Development Expenses. Unfunded research and product development expenses during fiscal 2001 were 50.5% of product revenue, compared to 36.6% for 2000. Development costs increased $1.7 million from 2000 to 2001, as a direct result of building the MTI Micro organization to implement the research and development of DMFCs. This increase was reduced by lower spending on the wafer measurement system program at MTI Instruments. Expenses included: materials to support research and development and build development and prototype units, compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs, such as computer and network services and other general overhead costs.

Operating Loss. The operating loss of $5.7 million for the year ended September 30, 2001 represents a $1.8 million or 45% increase from the $3.9 million operating loss reported during the same period last year. The increase was the result of increased research and development efforts coupled with increased management focus on implementing the new energy business strategy.

Cumulative Effects of Changes in Accounting Principles, Net of Tax. As of October 1, 2000, the Company recorded a $6.1 million unrealized gain, net of tax, from the adoption of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. On June 30, 2001, Company began accounting for warrants to purchase the Company's common stock designated as a liability in accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and, therefore, recorded a cumulative unrealized gain, net of tax, of $1.5 million.

Derivative (Losses) Gains. The Company also recorded a net loss of $1.3 million on derivative accounting and a gain of $.9 million on derivative accounting for Company's own stock during 2001. Changes in derivative fair values were recorded on a quarterly basis.

Gain (Loss) on Sale of Holdings, Net. Fiscal 2001 results include a $28.8 million net gain on the sale of holdings and the prior year results included a $1.3 million gain from the sale of Ling.

Stock Dividend. On September 28, 2001, the Company received 544,148 shares of Beacon Power common stock as a pro rata distribution by SatCon. The Company recognized a gain of $827 thousand on this dividend distribution.

Interest Expense. Results during fiscal 2001 were reduced by higher interest expense of $2.0 million compared to $1.9 million in 2000. This increase resulted primarily from higher average debt and lower interest rates compared to 2000.

Equity in Holdings' Losses, Net of Tax. The Company recorded a $17.1 million loss, net of tax, from the recognition of the Company's proportionate share of losses in equity holdings in 2001 compared to a $15.8 million loss, net of tax, in 2000.

Equity in holdings' losses resulted from the Company's minority ownership in certain companies, which were accounted for under the equity method of accounting. Under the equity method of accounting, the Company's proportionate share of each company's operating losses and amortization of the Company's net excess holdings over its equity in each holding's net assets is included in equity in holdings' losses. Equity in holdings' losses for the year ended September 30, 2001 includes the results from the Company's minority ownership in Plug Power and SatCon. The Company expects these companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

Equity in holdings' losses included a loss, before taxes, from Plug Power of $22.1 million in 2001 compared to $23.1 million in 2000. This $1 million decrease in losses was primarily the result of the Company's reduced ownership position as a result of stock sales. Equity in holdings' losses in 2001 also included our proportionate share of losses from SatCon of $1.9 million in 2001 compared to $.9 million in 2000 and embedded difference (the difference between the carrying value of the Company's holdings and its interest in the underlying equity) amortization of $2.8 million in 2001 compared to $2.1 million in 2000. SatCon was accounted for on a one-quarter lag and included results of SatCon through June 30, 2001. The Company acquired its holdings in SatCon during fiscal 2000.

Income Tax Benefit (Expense). The tax rate for fiscal 2001 was (36.28%) compared to 39.2% in 2000. The fiscal 2001 tax rate was impacted by gains generated through the sale of holdings, use of net operating losses, calculation of alternative minimum tax, losses generated by operations and changes in deferred tax liabilities associated with the accounting for holdings in and recognition of the Company's proportionate share of losses from Plug Power and SatCon. Further, as a result of ownership changes in 1996, the availability of net operating loss carryforwards to offset future taxable income will be significantly limited pursuant to the Internal Revenue Code.

Liquidity and Capital Resources

The Company has incurred significant losses as it continues micro fuel cell product development and commercialization programs. The Company expects that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, the number of prototypes produced, gains on sales of holdings and the operating results of MTI Instruments and MTI Micro. As a result, the Company has incurred losses in four of the past five years. As of December 31, 2002, the Company had an accumulated deficit of $61.874 million. During the year ended December 31, 2002, the Company incurred a loss of $6.961 million and used cash in operating activities totaling $6.249 million. This cash use in 2002 was funded by proceeds from sale of holdings totaling $10.834 million. The Company expects to continue to incur losses as it develops and commercializes micro fuel cells and it expects to continue funding its operations from the sales of holdings unless other sources of funding can be found. Current gross cash burn rates are expected to increase slightly to approximately $15 million (including capital expenditures). At current market values, holdings should be able to fund operations for another three years. The Company will also seek to provide funding through equity offerings and government revenues.

On December 17, 2001 the Company entered into a plan under Rule 10b5-1 (the "Plan") pursuant to which the Company will sell shares of Plug Power. The Plan provides for the sale of, and the Company intends to sell, up to 2 million shares of Plug Power during calendar 2003. Under the terms of the Plan, the Company may terminate the Plan at any time.

Proceeds from the sale of assets are subject to fluctuations in the market value of Plug Power and SatCon as well as limitations on the ability to sell shares arising under securities laws and other agreements detailed below.

The future sale of holdings in Plug Power and SatCon will generate taxable income or loss which is different from book income or loss due to the tax bases in these assets being significantly different from their book bases. Book and tax bases as of December 31, 2002 are as follows:

		Average	Average
Holdings	Shares Held	Book Cost Basis	Tax Basis
Plug Power	8,073,227	$1.78	$0.96
SatCon	773,600	1.34	7.06

As of December 31, 2002, the Company has holdings in Plug Power and SatCon securities. Each of these securities is currently traded on the Nasdaq National Market and is therefore subject to stock market conditions. When acquired, each of these securities was unregistered. In February 2000, SatCon registered the securities acquired by the Company on a Form S-3. The stock in Plug Power is considered "restricted securities" as defined in Rule 144 and may be sold in the future without registration under the Securities Act subject to compliance with the provisions of Rule 144. Generally, restricted securities that have been owned for a period of at least one year may be sold immediately after an IPO, subject to the volume limitations of Rule 144. However, because of our ownership position, we are considered an "affiliate" of Plug Power and therefore are subject to the volume limitation of Rule 144, even if we have held the securities for two years or more.

The Rule 144 limitations, as currently in effect, limit our sales of Plug Power stock within any three-month period to a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock of the company, or the average weekly trading volume of the common stock during the four calendar weeks preceding the date on which notice of such sale is filed, subject to certain restrictions.

Working capital was $36.7 million at December 31, 2002, a $24.8 million increase from $11.9 million at December 31, 2001. This increase is primarily the result of $21.95 million of fair value adjustments for holdings in Plug Power and SatCon common stock and a $3.2 million increase in cash primarily resulting from the sale of holdings during the year.

At December 31, 2002, the Company's order backlog was $0.4 million, compared to $0.1 million at December 31, 2001.

Inventory and accounts receivable (from product revenues) turnover ratios and their changes for the last two annual periods are as follows:
	Year Ended	Year Ended
	Dec. 31,	Sept. 30,
	2002	2001	Change
Inventory	1.7	1.9	(0.2)
Accounts receivable (for product revenues)	8.5	7.0	1.5

The change in the inventory turnover ratio is the result of maintaining inventory levels to support product offerings. The change in the accounts receivable turnover ratio is the result of the timing of sales' increases in the fourth quarter of 2002.

Inventories in 2002 of $1.4 million reflect inventory levels for MTI Instruments required to support expected first quarter sales. Additionally, accounts receivable increased by $.5 million in 2002 primarily due to increased sales in December 2002 compared to December 2001.

Cash flow used by operating activities excluding discontinued operations was $6.3 million in 2002 compared with $2.2 million in the Transition Period, $7.1 million in 2001 and $3.9 million in 2000.

Capital expenditures were $.5, $.1, $1.3, and $.3 million for 2002, the Transition Period, 2001 and 2000, respectively. Capital expenditures in 2002 included furniture, computer equipment, facilities fit-up, software, and manufacturing and laboratory equipment. Capital expenditures in 2003 are expected to approximate $2.6 million, consisting of expenditures for facility expansion, computer, manufacturing and laboratory equipment. The Company expects to finance these expenditures with cash from operations and other sources.

Future minimum rental, license and royalty payments to LANL, as of December 31, 2002, under agreements with non-cancelable terms are as follows:
		Licenses/
	Operating	Royalties
	Leases	(A)	Total
(Dollars in thousands)

2003	$ 570	$ 150	$ 720
2004	607	200	807
2005	547	250	797
2006	429	-	429
2007	316	-	316
Thereafter	605	-	605
Total commitments	$3,074	$ 600	$3,674

(A) Once products are sold under this agreement, royalties will be based on 2% of the first $50 million of net sales, 1% on net sales in excess of $50 million but less than $100 million and .5% on net sales in excess of $100 million. License payments made in any year can be applied against royalties due and total annual fees in any year shall not exceed $1 million.

Cash and cash equivalents were $7.3 million at December 31, 2002 compared to $4.1 million at December 31, 2001.

As of December 31, 2002, the Company had a $10 million Credit Agreement with KeyBank, N.A. dated as of August 10, 2001 ("the $10 million Credit Agreement"). The Company has no debt outstanding and no availability under this line as of December 31, 2002.

Terms of the $10 million Credit Agreement include reductions of availability under the line as follows:

  in the event the market value of Plug Power common stock falls below $10 per share, the facility will be reduced to $7.5 million and additional collateral will be required;

  in the event the market value of Plug Power common stock falls below $8 per share, the facility will be reduced to $5.0 million; and
  in the event the market value of Plug Power common stock falls below $7 per share, the facility will be reduced to zero.

As of December 31, 2002, the market value of Plug Power common stock was $4.49, which reduced the availability under the facility to zero.

The $10 million Credit Agreement expires July 31, 2003. The Company will pursue a new working capital line of credit during 2003. The Company has pledged two million shares of Plug Power common stock as collateral for the $10 million Credit Agreement. Additional collateral consisting of 500,000 shares of SatCon common stock was pledged in August 2001, when the market value of Plug Power common stock fell below $10 per share.

The Company is required to make interest only payments through July 31, 2003 and to pay any outstanding principal balance on July 31, 2003.

Interest is payable monthly at either the Prime Rate or, after November 3, 2001, if certain performance standards are achieved, based on both the trading volume and market price of Plug Power common stock, at LIBOR based rates.

The $10 million Credit Agreement requires the Company to meet certain covenants, including maintenance of a debt service reserve account (equal to 3 months of interest payments on outstanding debt), minimum Plug Power share price and pledge additional collateral and maintain an additional collateral value, if required, based on the Plug Power share price falling below $10 per share. The Company was in compliance with these covenants as of December 31, 2002.

On December 20, 2002, the Company and First Albany Companies Inc. ("FAC") completed a share exchange transaction whereby 8 million shares of the Company's common stock owned by FAC was exchanged for 2,721,088 shares of Plug Power common stock owned by the Company. As a condition of the exchange, FAC agreed not to sell its remaining shares of the Company for two years. As of December 31, 2002, FAC owns 2,991,040 shares of the Company.

As a result of the transaction, the Company is no longer required to account for its remaining holdings in Plug Power under the equity method of accounting. Under the equity method of accounting, the Company was required to report its proportionate share of Plug Power's financial results. The Company recorded a gain on the exchange transaction of $8.006 million and recorded treasury stock with a cost of $13.606 million.

In 2002, the Company recognized a $5.925 million net gain on the sale of its holdings. This gain related to the Company's previously announced strategy to raise additional capital through equity offerings and the sale of its assets in order to pay down debt, strengthen its balance sheet and fund its micro fuel cell operations.

As of December 31, 2002, the Company has sold 1.200 million shares of Plug Power common stock with proceeds totaling $9.222 million and gains totaling $6.382 million; .526 million shares of SatCon common stock with proceeds totaling $1.302 million and losses totaling $17 thousand; and 4.411 million shares of Beacon Power common stock with proceeds totaling

$.310 million and losses totaling $.440 million. Taxes on the net gains will be offset by the Company's operating losses. As of December 31, 2002, the Company estimates its remaining net operating loss carryforwards to be approximately $9.657 million.

From January 1 through March 24, 2003, the Company sold available for sale securities as follows:

(Dollars in thousands)
	Number of	Net Proceeds
Company	Shares Sold	from Sales
Plug Power	500,000	$2,661
SatCon	89,000	87
		$2,748

The elimination of net liabilities of discontinued operations of $.356 million during 2002 reflects the collection of receivables and settlement or elimination of liabilities. The sale of the Technology Division was completed as of March 31, 1998.

The Company and its partners have begun the second year of a $4.6 million Advanced Technology Program ("ATP") of the National Institute of Standards and Technology ("NIST"). The award is to carry out a two-and-a-half-year, $9.3 million cost-shared program to research and develop a micro fuel cell for use in portable electronics. The program began October 1, 2001 and, during 2003, the Company expects to receive over $3 million in grant revenues.

The Company anticipates that it will be able to meet the liquidity needs of its continuing operations for the next year from current cash resources, cash flow generated by operations, sale of assets (securities available for sale) and equity financings, if deemed appropriate. However, there can be no assurance that the Company will not require additional financing within this time frame or that any additional financing will be available to the Company on terms acceptable to the Company, if at all.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign exchange rates or weak economic conditions in foreign markets. Since our sales are currently priced in U.S. dollars and are translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. Interest income is sensitive to changes in the general level of U.S. interest rates, particularly since our investments are in short-term instruments. Based on the nature and current levels of our investments, however, we have concluded that there is no material market risk exposure.

Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates and equity prices.

The Company had variable rate debt of $0 and $1 million at December 31, 2002 and 2001, respectively, and interest rate changes generally do not affect the fair market value of the debt but do impact future earnings and cash flows. The earnings and cash flow impact for the next year resulting from a one-percentage point increase in interest rates, holding other variables (debt level) constant would be as follows:

	Debt	One-Percentage
Balance as of	Outstanding	Point Increase
December 31, 2002	$ 0 million	$ 0 million
December 31, 2001	$ 1 million	$.010 million

The Company has performed a sensitivity analysis on its holdings of Plug Power, SatCon and Beacon Power common stock and its derivative financial instruments (warrants to purchase SatCon common stock). The sensitivity analysis presents the hypothetical change in fair value of the Company's holdings as of the balance sheet date. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-percentage point parallel shift in the yield curve. The fair values of the Company's holdings in marketable securities have been based on quoted market prices and its derivative financial instruments based on estimates using valuation techniques.

The Company's holdings in Plug Power and SatCon are accounted for at fair value, and derivative financial instruments are accounted for at estimated values. The fair market and estimated values of the Company's holdings in these companies and derivatives and the calculated impact of a market price decrease of ten percent, is as follows:
	Holdings/	Estimated	Ten Percent
Balance at	Derivatives	Fair Market Value	Market Decrease
December 31, 2002	Plug Power	$ 36.249 million	$ 3.625 million
″	SatCon	$ 1.083 million	$ .108 million
″	Derivatives	$ .006 million	$ .001 million

December 31, 2001	Plug Power	$104.830 million	$10.483 million
″	SatCon	$ 6.760 million	$ .676 million
″	Beacon Power	$ 5.734 million	$ .573 million
″	Derivatives	$ .194 million	$ .019 million

Market risk has increased and equity prices have declined in 2002 and 2001 due to the slowing of the U.S. economy, the war on terrorism initiated after the terrorist attacks on September 11, 2001 and the potential for war in Iraq.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Statement ("SFAS") No. 143, Accounting for Asset Retirement Obligation. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, an entity capitalizes a cost by increasing the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this Statement will have a material impact on its consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement is effective for exit and disposal activities initiated after December 31, 2002. The Company does not believe the adoption of this Statement will have a material impact on its consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 ("FIN 45"). FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 covers guarantee contracts that have any of the following four characteristics: (a) contracts that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, a liability, or an equity security of the guaranteed party (e.g., financial and market value guarantees), (b) contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement (performance guarantees), (c) indemnification agreements that contingently require the indemnifying party (guarantor) to make payments to the indemnified party (guaranteed party) based on changes in an underlying that is related to an asset, a liability, or an equity security of the indemnified party, such as an adverse judgment in a lawsuit or the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, and (d) indirect guarantees of the indebtedness of others. FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45's provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for our annual financial statements for the year ended December 31, 2002. The Company has made appropriate disclosures regarding warranties as of December 31, 2002 and is currently reviewing this Statement to determine its further effect on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure, an amendment to FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, SFAS No. 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial reporting. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. The Company does not intend to adopt the transition provisions of the Statement and has made all required disclosures as of December 31, 2002.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the impact of FIN 46 on its consolidated financial statements and related disclosures but does not expect that there will be any material impact.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements filed herewith are set forth on the Index to

Consolidated Financial Statements on Page F-1 of the separate financial section, which follows page 55 of this report and are incorporated herein by reference.

Selected Quarterly Financial Data

(Unaudited and in 000's except per share amounts)
	1st	2nd	3rd	4th
2002
Product revenue	$ 590	$ 1,595	$ 1,018	$2,159
Funded research and development	172	385	489	527
Gross profit - product revenue	178	757	565	1,434
Gross loss - funded research and
development	(173)	(287)	(272)	(255)
(Loss) income from continuing
operations	(5,256)	(5,956)	(4,542)	8,568
Income (loss) from discontinued
operations	-	-	379	(154)
Net (loss) income	(5,256)	(5,956)	(4,163)	8,414
Earnings per share:
Basic
(Loss) income from continuing
operations	(.15)	(.17)	(.13)	.24
Income from discontinued operations	-	-	.01	-
Net (loss) income	(.15)	(.17)	(.12)	.24
Diluted
(Loss) income from continuing
operations	(.15)	(.17)	(.13)	.24
Income from discontinued operations	-	-	.01	-
Net (loss) income	(.15)	(.17)	(.12)	.24
2001
Product revenue	$1,638	$1,657	$2,260	$1,743
Funded research and development	-	-	-	-
Gross profit - product revenue	923	908	1,237	1,080
Gross loss - funded research and
development	-	-	-	-
Net (loss) income before
cumulative effects of changes in
accounting principles	(6,419)	(2,758)	10,094	(4,654)
Net (loss) income	(309)	(2,758)	11,562	(4,654)
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

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information set forth under the caption "Executive Officers" in Item 1 of this Form 10-K Report, and the information which will be set forth in the section entitled "Election of Directors", and under the captions "Security Ownership of Certain Beneficial Owners" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the section

Entitled, "Additional Information", in the definitive Proxy Statement to be filed by the registrant, pursuant to Regulation 14A, for its Annual

Meeting of Shareholders to be held on June 19, 2003 (the "2003 Proxy Statement"), is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

The information which will be set forth under the captions "Executive Compensation", "Compensation Committee Report", "Compensation Committee Interlocks and Insider Participation", "Employment Agreements", and "Directors Compensation", in the section entitled "Additional Information" in the registrant's 2003 Proxy Statement, is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information, which will be set forth under the captions "Security Ownership of Certain Beneficial Owners" and "Security Ownership of Management" in the section entitled "Additional Information" in the Registrant's 2003 Proxy Statement, is incorporated herein by reference.

Stock Option Plans

As of December 31, 2002, the Company has two stock option plans. See Note 15 to the consolidated financial statements for a description of these plans. The following table presents information regarding these plans:
	Number of Securities To Be		Number of Securities
	Issued Upon Exercise of	Weighted Average Exercise	Remaining Available for
	Outstanding	Price of Outstanding	Future Issuance Under
Plan Category	Options, Warrants, Rights(1)	Options, Warrants, Rights	Equity Compensation Plans
Equity compensation plans approved by security holders	3,327,525	$7.01	3,379,582

(1)Under both the 1996 and 1999 Plans, the securities available under the Plans may be adjusted in the event of a change in outstanding stock by reason of stock dividend, stock splits, reverse stock splits, etc.

The 1996 Plan also provides for increases to securities available by 10% of any increase in shares outstanding, excluding shares issued under option plans.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information which will be set forth under the caption "Certain Information Regarding Nominees" in the section entitled "Election of Directors", and under the captions "Directors Compensation", "Security Ownership of Certain Beneficial Owners", and "Certain Relationships and Related Transactions", in the section entitled "Additional Information", in the registrant's 2003 Proxy Statement is incorporated herein by reference.

Item 14: CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. In designing and evaluating the disclosure controls and procedures, the Company and its management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is necessarily required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.  Based upon the required evaluation, the Company's President and Chief Executive Officer and Chief Financial Officer, have concluded that the Company's disclosure controls and procedures provide are effective to provide the appropriate level of assurance.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON

FORM 8-K

  (1) The financial statements filed herewith are set forth on the Index to Consolidated Financial Statements on page F-1 of the separate financial section which accompanies this Report, which is incorporated herein by reference.

(a) (2) Schedule. The following consolidated financial statement schedule for the year ended December 31, 2002, the three month period ended December 31, 2001 and each of the two years in the period ended September 30, 2001 is included pursuant to Item 15(d):

Report of Independent Accountants on Financial Statements Schedule;

Schedule II--Valuation and Qualifying Accounts.

All other financial statement schedules not listed have been omitted because they are either not required, not applicable, or the information has been included elsewhere in the consolidated financial statements or notes thereto.

(a) (3) Exhibits. The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K.

(b) No reports on Form 8-K were filed during the quarter ended December 31, 2002.

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

10.18	Limited Liability Company Agreement of Plug Power, LLC, dated June 27, 1997, between Edison Development Corporation and Mechanical Technology, Incorporated. (3)(4)

10.19	Contribution Agreement, dated June 27, 1997, between Mechanical Technology, Incorporated and Plug Power, LLC. (3)(4)

10.20	Asset Purchase Agreement, dated as of September 22, 1997, between Mechanical Technology, Incorporated and Noonan Machine Company. (3)

10.21	Asset Purchase Agreement between Mechanical Technology and NYFM, Incorporated, dated as of March 31, 1998. (6)

10.24	Contribution Agreement between Edison Development Corporation and Mechanical Technology, dated as of June 10, 1998. (6)

10.30	Mechanical Technology Incorporated 1999 Employee Stock Incentive Plan. (7)

10.32	Stock Purchase Agreement, dated October 1,1999, between the registrant, Ling Electronics, Inc., Ling Electronics, Ltd. and SatCon Technology Corporation. (9)

Exhibit
Number	Description

10.33	Securities Purchase Agreement, dated October 21, 1999, between the registrant and SatCon Technology Corporation.(9)

10.34	Mechanical Technology Incorporated Registration Rights Agreement, dated October 21, 1999, between the registrant and SatCon Technology Corporation. (9)

10.36	Mechanical Technology Incorporated Stock Purchase Warrant dated October 21, 1999. (9)

10.37	SatCon Technology Corporation Stock Purchase Warrant dated October 21, 1999. (9)

10.38	Lease dated August 10, 1999 between Carl E. Touhey and Mechanical Technology, Inc. (9)

10.39	Registration Rights Agreement, dated November 1, 1999 by and among Plug Power Inc. and the registrant. (9)

10.40	Plug Power Inc. Lock-Up Agreement, dated November 1, 1999. (9)

10.41	Mechanical Technology Incorporated Stock Purchase Warrant dated January 31, 2000. (10)

10.42	SatCon Technology Corporation Stock Purchase Warrant dated January 31, 2000. (10)

10.43	Lease dated April 2, 2001 between Kingfischer L.L.C. and Mechanical Technology Inc. (15)

10.44	First Amendment to lease dated March 13, 2003 between Kingfischer L.L.C. and Mechanical Technology Inc.

10.104	Credit Agreement, dated as of November 1, 1999, between the registrant and KeyBank National Association for a $22.5 million term loan to finance a capital contribution to Plug Power, LLC. (8)

10.105

Stock Pledge Agreement, dated as of November 1,1999, by the registrant with KeyBank National Association pledging 13,704,315 shares of Plug Power stock in support of the $22.5 million credit agreement. (8)

10.106	Amended and Restated Credit Agreement, dated as of March 29, 2000, between the registrant and KeyBank National Association for a $50 million revolving note. (12)

10.107	Revolving Note, dated as of March 29, 2000, between the registrant and KeyBank National Association for the $50 million credit agreement. (12)

Exhibit
Number	Description

10.108

Amended and Restated Stock Pledge Agreement, dated as of March 29, 2000, by The registrant and KeyBank National Association pledging 2,000,000 shares of Plug Power stock in support of the $50 million credit agreement. (12)

10.109	Amendment dated as of October 1, 2000 to the Amended and Restated Credit Agreement originally dated as of March 29, 2000 between the registrant and KeyBank National Association. (13)

10.110	Waiver and Amendment dated as of December 27, 2000 to the Amended and Restated Credit Agreement originally dated as of March 29, 2000 between the registrant and KeyBank National Association. (13)

10.111

Amendment dated December 27, 2000 to the Stock Pledge Agreement, dated as of March 29, 2000, by the registrant with KeyBank National Association pledging 8,000,000 shares of Plug Power Stock in support of Amended $30 million Credit Agreement. (13)

10.112	Put and Call Agreement dated as of December 27, 2000, between the registrant, First Albany Companies Inc. and KeyBank. (13)

10.113	Bridge Promissory Note in the amount of $5 million, dated as of December 27, 2000 between the registrant and First Albany Companies Inc. (13)

10.114	Put Promissory Note in the amount of $945,000, dated as of December 27, 2000, between the registrant and First Albany Companies Inc. (13)

10.115

Stock Pledge Agreement, dated as of December 27, 2000, by registrant with First Albany Companies Inc. pledging 1,000,000 shares of Plug Power Stock in support of the $5 million Bridge Promissory Note. (13)

10.116	Stock Pledge Agreement, dated as of December 27, 2000, by registrant with First Albany Companies Inc. pledging 200,000 shares of Plug Power Stock in support of the $945,000 Put Promissory Note. (13)

10.117	Account Control Agreement, dated as of December 22, 2000, by registrant, KeyBank, and McDonald Investments Inc. (13)

10.118	Exchange Agreement dated December 20, 2002 by and between First Albany Companies Inc. and Mechanical Technology Incorporated (16)

21	Subsidiaries of the registrant.

23	Consent of independent accountants.

99	Other

Exhibit
Number	Description

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
  Filed as an Exhibit to the Proxy Statement, Schedule 14A, dated February 22, 2000.
  Filed as an Exhibit to the registrant's Form 10-Q Report for its fiscal quarter ended March 31, 2000.
  Filed as an Exhibit to the registrant's Form 10-K Report for the fiscal year ended September 30, 2000.
  Filed as an Exhibit to the Proxy Statement, Schedule 14A, dated March 19, 2001.
  Filed as an Exhibit (bearing the same exhibit number) to the registrant's Form 10-K Report for the fiscal year ended September 30, 2001.
  Filed as an Exhibit to the registrant's Form 13-D/A Report dated January 3, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MECHANICAL TECHNOLOGY INCORPORATED

Date: March 25, 2003	By: /s/ Dale W. Church
Dale W. Church
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE

/s/ Dale W. Church Dale W. Church	Chief Executive Officer and Chairman of the Board of Directors	March 25, 2003

/s/ Cynthia A. Scheuer Cynthia A. Scheuer	Chief Financial Officer (Principal Financial and Accounting Officer)	"

/s/ Edward A. Dohring Edward A. Dohring	Director	"

/s/ David B. Eisenhaure David B. Eisenhaure	Director	"

/s/ E. Dennis O'Connor E. Dennis O'Connor	Director	"

/s/ Walter L. Robb Dr. Walter L. Robb	Director	"

/s/ Beno Sternlicht Dr. Beno Sternlicht	Director	"

CERTIFICATIONS

I, Dale W. Church, certify that:

        I have reviewed this annual report on Form 10-K of Mechanical Technology Incorporated;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in
  Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");

and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed,

based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the
registrant's ability to record, process, summarize and report financial data and have identified for the registrant's
auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the
registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 25, 2003 /S/ DALE W. CHURCH
Dale W. Church

Chief Executive Officer

I, Cynthia A. Scheuer, certify that:

  I have reviewed this annual report on Form 10-K of Mechanical Technology Incorporated;
  Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
  Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date");

and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  The registrant's other certifying officers and I have disclosed,

based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the
registrant's ability to record, process, summarize and report financial data and have identified for the registrant's
auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the
registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 25, 2003 /S/ CYNTHIA A. SCHEUER
Cynthia A. Scheuer

Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

ON FINANCIAL STATEMENT SCHEDULES

To the Board of Directors and Shareholders

of Mechanical Technology Incorporated

Our audits of the consolidated financial statements referred to in our report dated February 26, 2003, appearing on page F-2 of this Form 10-K of Mechanical Technology Incorporated, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP

Albany, New York

February 26, 2003

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(DOLLARS IN THOUSANDS)

Description	Balance at beginning of period	Additions Charged to Charged costs and to other expenses accounts		Deductions	Balance at end of period

Allowance for doubtful accounts (accounts receivable)
Year ended
December 31, 2002	$ -	$ -	$ -	$ -	$ -
Three months ended
December 31, 2001	-	-	-	-	-
Year ended
September 30, 2001	-	-	-	-	-
Year ended
September 30, 2000	113	-	-	113	-

Allowance for doubtful accounts (notes receivable)
Year ended
December 31, 2002	$ 660	$ -	$ -	$ -	$ 660
Three months ended
December 31, 2001	660	-	-	-	660
Year ended
September 30, 2001	910	-	-	250	660
Year ended
September 30, 2000	-	660	250	-	910

Includes accounts written off as uncollectible, recoveries and the effect of currency exchange rates.

Valuation allowance for deferred tax assets
Year ended
December 31, 2002	$1,144	$ 692	$ -	$ -	$1,836
Three months ended
December 31, 2001	1,144	-	-	-	1,144
Year ended
September 30, 2001	1,144	-	-	-	1,144
Year ended
September 30, 2000	3,750	1,144	-	3,750	1,144

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Accountants	F-2

Consolidated Financial Statements:

Balance Sheets as of December 31, 2002 and 2001	F-3 - F-4

Statements of Operations for the Year Ended
December 31, 2002, Three Months Ended
December 31, 2001 and Years Ended
September 30, 2001 and 2000	F-5

Statements of Shareholders' Equity and Comprehensive
Income (Loss) for the Year Ended December 31, 2002,
Three Months Ended December 31, 2001 and Years Ended
September 30, 2001 and 2000	F-6

Statements of Cash Flows for the Year Ended December 31,
2002, Three Months Ended December 31, 2001 and Years
Ended September 30, 2001 and 2000	F-7 - F-8

Notes to Consolidated Financial Statements	F-9 - F-46

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders

of Mechanical Technology Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Mechanical Technology Incorporated at December 31, 2002 and 2001, and the results of their operations and their cash flows for the year ended December 31, 2002, the three month period ended December 31, 2001, and for each of the two years in the period ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets on January 1, 2002, Emerging Issues Task Force Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's own Stock on June 30, 2001, and Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities on October 1, 2000. Additionally, as discussed in Note 1, the Company changed its method of accounting for its investments in Plug Power Inc. and SatCon Technology Corporation on December 20, 2002 and July 1, 2002, respectively.

/s/PricewaterhouseCoopers LLP

Albany, New York

February 26, 2003

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

	(Dollars in thousands)
	2002	2001
Assets
Current Assets:
Cash and cash equivalents	$ 7,320	$ 4,127
Restricted cash equivalents	-	14
Securities available for sale (Note 8)	37,332	5,734
Accounts receivable, less allowances of $0
in 2002 and 2001	1,445	902
Inventories	1,378	1,510
Notes receivable - current	-	25
Deferred income taxes	-	2,315
Prepaid expenses and other current assets	668	1,042
Total Current Assets	48,143	15,669

Derivative assets	6	194
Property, plant and equipment, net	1,558	1,548
Deferred income taxes	2,677	-
Notes receivable - noncurrent, less allowance
of $660 in 2002 and 2001	-	-
Holdings, at equity (Note 7)	-	38,937
Total Assets	$52,384	$56,348

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (Continued)

December 31, 2002 and 2001
	(Dollars in thousands)
	2002	2001
Liabilities and Shareholders' Equity

Current Liabilities:
Line of credit (Note 12)	$ -	$ 1,000
Accounts payable	761	643
Accrued liabilities	1,543	1,632
Accrued liabilities - related parties	190	101
Income taxes payable	92	28
Deferred income taxes	8,876	-
Net liabilities of discontinued operations	-	356
Total Current Liabilities	11,462	3,760
Long-Term Liabilities:
Deferred income taxes and other credits	24	4,406
Total Liabilities	11,486	8,166

Commitments and Contingencies
Minority interests	150	574

Shareholders' Equity
Common stock, par value $1 per share,
authorized 75,000,000; 35,648,135
issued in 2002 and 35,505,235 in 2001	35,648	35,505
Paid-in-capital	67,479	67,045
Accumulated deficit	(61,874)	(54,913)
	41,253	47,637
Accumulated Other Comprehensive Income:
Unrealized gain on available for sale
securities, net of tax	13,170	-
Restricted stock grant	(40)	-
Common stock in treasury, at cost,
8,020,250 shares in 2002 and 20,250 shares
in 2001	(13,635)	(29)
Total Shareholders' Equity	40,748	47,608
Total Liabilities and Shareholders' Equity	$ 52,384	$ 56,348

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Year Ended December 31, 2002, Three Months Ended December 31, 2001 and Years Ended September 30, 2001 and 2000

(Dollars in thousands, except per share)
		Three Months
	Year Ended	Ended	Year Ended	Year Ended
	Dec. 31,	Dec. 31,	Sept. 30,	Sept. 30,
	2002	2001	2001	2000
Product revenue	$ 5,362	$ 1,246	$ 7,298	$ 5,558
Funded research and development	1,573	90	-	-
Total revenue	6,935	1,336	7,298	5,558
Operating costs and expenses:
Cost of product revenue	2,428	688	3,150	2,587
Research and development expenses:
Funded research and development	2,560	187	-	-
Unfunded research and product development	4,055	874	3,684	2,034
Total research and product development	6,615	1,061	3,684	2,034
Selling, general and administrative	4,941	1,357	6,159	4,864
Operating loss	(7,049)	(1,770)	(5,695)	(3,927)
Interest	(46)	(15)	(1,970)	(1,943)
Loss on derivatives	(188)	(26)	(1,266)	-
Gain on derivatives, Company stock	-	165	922	-
Gain on sale of holdings, net	5,925	-	28,838	-
Gain on exchange of securities (Note 18)	8,006	-	-	-
Gain on sale of subsidiary	-	-	-	1,262
Impairment losses (Note 9)	(8,127)	(15,433)	-	-
Other expense, net	(90)	(82)	(93)	(309)
(Loss) income from continuing
operations before income taxes, equity
in holdings' losses and minority
interests	(1,569)	(17,161)	20,736	(4,917)
Income tax benefit (expense)	636	6,788	(7,524)	1,927
Equity in holdings' losses (net of tax
benefit of $4,550 in 2002, $2,169 in
Transition Period, $9,722 in
2001 and $10,219 in 2000)	(6,671)	(3,316)	(17,072)	(15,849)
Minority interests in losses of
consolidated subsidiary	418	104	123	-
Loss from continuing operations	(7,186)	(13,585)	(3,737)	(18,839)
Income from discontinued operations (net
of taxes of $154 in 2002 and $157 in
2000)	225	-	-	243
Loss before cumulative effects of changes
in accounting principles	(6,961)	(13,585)	(3,737)	(18,596)
Cumulative effect of accounting change
for derivative financial instruments for
Company's own stock, net of tax expense
of $1,000	-	-	1,468	-
Cumulative effect of accounting change
for derivative financial instruments,
net of tax expense of $3,876	-	-	6,110	-
Net (loss) income	$(6,961)	$(13,585)	$ 3,841	$(18,596)

(Loss) Earnings per Share (Basic and
Diluted):
Loss from continuing operations	$ (.21)	$ (.38)	$ (.10)	$ (.54)
Income from discontinued operations	.01	-	-	.01
Cumulative effect of accounting change
for derivative financial instruments
for Company's own stock	-	-	.04	-
Cumulative effect of accounting change
for derivative financial instruments	-	-	.17	-
(Loss) earnings per share	$ (.20)	$ (.38)	$ .11	$ (.53)

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

AND COMPREHENSIVE INCOME (LOSS)

For the Year Ended December 31, 2002, Three Months Ended December 31, 2001 and Years Ended September 30, 2001 and 2000

(Dollars in thousands)
		Three Months
	Year Ended	Ended	Year Ended	Year Ended
	Dec. 31,	Dec. 31,	Sept. 30,	Sept. 30,
COMMON STOCK	2002	2001	2001	2000
Balance, beginning	$ 35,505	$ 35,505	$ 35,437	$ 34,947
Issuance of shares - options	93	-	68	490
Issuance of shares - restricted stock	50	-	-	-
Balance, ending	$ 35,648	$ 35,505	$ 35,505	$ 35,437
PAID-IN-CAPITAL
Balance, beginning	$ 67,045	$ 65,103	$ 54,790	$ 19,457
Issuance of shares - options	18	-	3	(3)
MTI MicroFuel Cell investment	(28)	46	1,163	-
Plug Power holding, net of taxes	430	131	8,678	29,252
SatCon holding, net of taxes	(90)	1,677	2,506	872
Warrants issued, net of taxes	-	-	-	2,207
Compensatory options	49	13	(14)	1,199
Reclassification of common stock
warrants from equity to liability,
net of taxes	-	75	(2,207)	-
Stock option exercises recognized
differently for financial reporting
and tax purposes	55	-	184	1,806
Balance, ending	$ 67,479	$ 67,045	$ 65,103	$ 54,790
ACCUMULATED DEFICIT
Balance, beginning	$(54,913)	$(41,328)	$(45,169)	$(26,573)
Net (loss) income	(6,961)	(13,585)	3,841	(18,596)
Balance, ending	$(61,874)	$(54,913)	$(41,328)	$(45,169)
ACCUMULATED OTHER COMPREHENSIVE INCOME
(LOSS):
UNREALIZED GAIN (LOSS) ON AVAILABLE FOR
SALE SECURITIES, NET OF TAXES
Balance, beginning	$ -	$ (5,204)	$ -	$ (5)
Unrealized gain (loss) on available for
sale securities, net of taxes	13,170	5,204	(5,204)	5
Balance, ending	$ 13,170	$ -	$ (5,204)	$ -
FOREIGN CURRENCY TRANSLATION ADJUSTMENT
Balance, beginning	$ -	$ -	$ -	$ (11)
Adjustments	-	-	-	11
Balance, ending	$ -	$ -	$ -	$ -
TREASURY STOCK
Balance, beginning	$ (29)	$ (29)	$ (29)	$ (29)
Stock acquisition	(13,606)	-	-	-
Balance, ending	$(13,635)	$ (29)	$ (29)	$ (29)
RESTRICTED STOCK GRANTS
Balance, beginning	$ -	$ -	$ -	$ -
Grants issued	(50)	-	-	-
Grants vested	10	-	-	-
Balance, ending	$ (40)	$ -	$ -	$ -
TOTAL SHAREHOLDERS' EQUITY	$ 40,748	$ 47,608	$ 54,047	$ 45,029
TOTAL COMPREHENSIVE INCOME (LOSS):
Net (loss) income	$ (6,961)	$(13,585)	$ 3,841	$(18,596)
Other comprehensive income (loss):
Foreign currency translation adjustment	-	-	-	11
Unrealized gain (loss) on available
for sale securities, net	13,170	5,204	(5,204)	5
Total comprehensive income (loss)	$ 6,209	$ (8,381)	$ (1,363)	$(18,580)

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Year Ended December 31, 2002, Three Months Ended December 31, 2001 and

Years Ended September 30, 2001 and 2000

(Dollars in thousands)

OPERATING ACTIVITIES	Year Ended Dec. 31, 2002	Three Months Ended Dec. 31, 2001	Year Ended Sept. 30, 2001	Year Ended Sept. 30, 2000
Net (loss) income excluding discontinued operations	$(7,186)	$(13,585)	$ 3,841	$(18,839)
Adjustments to reconcile net income (loss) to net cash
used by operating activities:
Cumulative effect of accounting change for derivative
financial instruments, gross	-	-	(9,986)	-
Cumulative effect of accounting changes for derivative
financial instruments for Company's own stock, gross	-	-	(2,468)	-
Loss on derivatives	188	26	1,266	-
Gain on derivatives, Company stock	-	(165)	(922)	-
Impairment losses	8,127	15,433	-	-
Loss on warrant issued by subsidiary	-	98	-	-
Stock dividend	-	-	(827)	-
Capitalized interest	-	-	107	-
Gain on sale of holdings, net	(5,925)	-	(28,838)	-
Gain on exchange of securities	(8,006)	-	-	-
Depreciation and amortization	592	128	1,761	264
Gain on sale of subsidiary	-	-	-	(1,262)
Minority interests in losses of consolidated
subsidiary	(418)	(104)	(123)	-
Equity in holdings' losses, gross	11,221	5,485	26,794	26,068
Allowance for bad debts	-	-	(250)	636
Loss on disposal of fixed assets	15	-	4	20
Deferred income taxes and other credits	(4,974)	(9,034)	2,197	(12,152)
Stock based compensation	59	13	(14)	547
Changes in operating assets and liabilities net
of effects from discontinued operations:
Accounts receivable	(543)	(316)	107	887
Other receivables - related parties	-	-	-	105
Inventories	132	164	(481)	(343)
Prepaid expenses and other current assets	266	52	(166)	(76)
Accounts payable	116	(164)	524	311
Income taxes	64	3	16	19
Accrued liabilities - related parties	89	98	(6)	9
Accrued liabilities	(89)	(313)	342	(127)
Net cash used by operating activities excluding
discontinued operations	(6,272)	(2,181)	(7,122)	(3,933)
Discontinued Operations:	225	-	-	243
Income from discontinued operations
Deferred income taxes and other credits	154	-	-	157
Changes in net liabilities/assets	(356)	(2)	127	(309)
Net cash (used) provided by discontinued operations	23	(2)	127	91
Net cash used by operating activities	(6,249)	(2,183)	(6,995)	(3,842)
INVESTING ACTIVITIES
Purchases of property, plant & equipment	(527)	(81)	(1,318)	(286)
Proceeds from sale of holdings	10,834	-	37,842	-
Purchase of stock in Plug Power	-	-	-	(20,500)
Purchase of stock in SatCon	-	-	-	(7,070)
Purchase of stock in Beacon Power	-	-	-	(6,050)
Proceeds from sale of subsidiary, net	-	-	-	23
Change in restricted cash equivalents, net	14	64	1,064	(1,142)
Investment in marketable debt securities	-	-	-	(2,000)
Proceeds from sale of marketable debt securities	-	-	-	9,881
Investment in note receivable	-	-	-	(660)
Principal payments from notes receivable	25	225	191	72
Net cash provided (used) by investing activities	10,346	208	37,779	(27,732)
FINANCING ACTIVITIES
Proceeds from stock option exercises	111	-	71	489
Net proceeds from subsidiary stock issuance	-	295	867	-
Treasury stock purchase by subsidiary	(15)	-	-	-
Financing costs	-	-	(1,360)	(233)
Net borrowings (payments) on related party debt	-	-	(107)	-
Payments under lines-of-credit	(1,000)	(4,000)	(23,200)	(5,500)
Borrowings under lines-of-credit	-	-	1,200	32,500
Net cash (used) provided by financing activities	(904)	(3,705)	(22,529)	27,256
Increase (decrease) in cash and cash equivalents	3,193	(5,680)	8,255	(4,318)
Cash and cash equivalents - beginning of year	4,127	9,807	1,552	5,870
Cash and cash equivalents - end of year	$ 7,320	$ 4,127	$ 9,807	$ 1,552

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

For The Year Ended December 31, 2002, Three Months Ended December 31, 2001 and Years Ended September 30, 2001 and 2000

(Dollars in thousands)
	Year Ended	Ended	Year Ended	Year Ended
	Dec. 31,	Dec. 31,	Sept. 30,	Sept. 30,
	2002	2001	2001	2000
Non-cash Investing and Financing Activities:

Additional holdings and paid-in-capital
resulting from other investors' investments in
Plug Power Inc. stock	$ 717	$ 219	$14,464	$42,310

Acquired stock of SatCon Technology
Corporation in exchange for net assets
of Ling Electronics, Inc. and subsidiaries	-	-	-	6,738

Additional holdings and paid-in-capital
resulting from warrant issuance to SatCon
Technology Corporation	-	-	-	3,678

Additional holdings and paid-in-capital
resulting from other investors' activity in
SatCon Technology Corporation stock	(150)	2,795	4,175	1,418

Additional paid-in-capital resulting from
stock option exercises treated differently
for financial reporting and tax purposes	55	-	184	1,806

Holdings in Beacon Power Corporation -
warrant exercise to convert derivative asset to
common stock	-	-	8,500	-

Contingent obligation to common stock
warrant holders	-	(124)	1,210	-

Change in investment and paid-in-capital
resulting from other investors' activity in
MTI MicroFuel Cells Inc. stock	(28)	46	1,163	-

Prepaid material in exchange for investment
in subsidiary	(18)	-	750	-

Treasury stock from exchange of securities	(13,606)	-	-	-

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. The equity method of accounting is used for holdings in entities over which the Company has significant influence, generally this represents common stock ownership or partnership equity of at least 20% and not more than 50%, or where the Company has the ability to exercise significant influence over operating and financial policies of the underlying entity. All significant intercompany transactions are eliminated in consolidation.

Under the equity method of accounting, the Company recognizes its proportionate share of income or loss of holdings. Holdings' losses are generally recognized only to the extent of holdings. Changes in equity of holdings, other than income or loss, which change the Company's proportionate interest in the underlying equity of holdings, are generally accounted for as changes in holdings and additional paid-in-capital. Non-monetary contributions to equity holdings are recorded at book value, and if the Company's calculated share of net assets of holdings exceeds the book value of non-monetary contributions, the difference is accounted for as a basis difference. Original differences between the Company's carrying amount of an equity holding and its calculated share of the holding's net assets are treated as an embedded difference if the Company's carrying amount is higher, or as a basis difference if lower. Until January 1, 2002, embedded differences were amortized into net income (loss) from holdings generally over a five-year period while basis differences are generally not amortized due to the research and development nature of holdings. Upon an equity holdings' initial public offering, basis differences are eliminated in connection with the change in equity. Impairment is measured in accordance with the Company's Asset Impairment Policy.

Change in Year-End

On February 13, 2002, the Company changed its fiscal year-end from September 30 to December 31, effective with the calendar year beginning January 1, 2002. A three-month transition period from October 1, 2001 through December 31, 2001 (the "Transition Period") precedes the start of the 2002 fiscal year. "2001" and "2000" refer to the years ended September 30, the Transition Period refers to the three months ended December 31, 2001 and "2002" refers to the twelve months ended

December 31, 2002. This new fiscal year makes the Company's annual and quarterly reporting periods consistent with those used by Plug Power Inc. ("Plug Power") and permitted the Company to continue to account for its holdings in Plug Power on a timely basis through December 20, 2002, the date of its change in accounting for Plug Power from the equity method to the fair value method.

Change in Accounting for Holdings

SatCon Technology Corporation ("SatCon")

The Company's holdings in SatCon were accounted for on a one-quarter lag under the equity method of accounting from their acquisition date through

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Accounting Policies (Continued)

July 1, 2002. On July 1, 2002, the Company determined that it no longer has the ability to exercise significant influence over the operating and financial policies of SatCon as a result of waiving the Company's right to nominate and recommend directors to SatCon's board and our reduction of ownership in SatCon and, therefore, has accounted for its investment in SatCon since July 1, 2002 using the fair value method as set forth in SFAS No. 115, "Accounting for Certain Debt and Equity Securities." The Company is no longer required to record its share of any losses from SatCon and the holding is carried at fair value, designated as available for sale and any unrealized holding gains or losses are included in stockholders' equity as a component of accumulated other comprehensive income (loss).

During the year ended December 31, 2002, the Company believed the decline in market value through September 30, 2002 represented an other than temporary decline and recorded an impairment loss of $3.143 million in its statement of operations. As of December 31, 2002, the fair market value of SatCon's common stock was $1.40 per share and the Company's book value basis before fair value adjustment in its holdings in SatCon's common stock was $1.34 per share, therefore as of December 31, 2002, the Company recorded an unrealized holding gain, net of taxes of $27 thousand in its statement of shareholders' equity.

Additionally, the Company has warrants to purchase 100,000 shares of SatCon's common stock at an exercise price of $7.84 per share with expiration dates in October 2003 and January 2004. The Company accounts for these warrants in accordance with SFAS No. 133 and, therefore, records the warrants at their fair value and records any change in value in its statement of operations. As of December 31, 2002, the warrants to purchase SatCon common stock had a fair value of $6 thousand and are included in derivative assets on the accompanying balance sheet.

Plug Power

The Company's holdings in Plug Power were accounted for under the equity method of accounting from their acquisition date through December 20, 2002. On December 20, 2002, the Company determined that it no longer has the ability to exercise significant influence over the operating and financial policies of Plug Power as a result of its reduced ownership in Plug Power and, therefore, has accounted for its investment in Plug Power since December 20, 2002 using the fair value method as set forth in SFAS No. 115, "Accounting for Certain Debt and Equity Securities." The Company is no longer required to record its share of any losses from Plug Power and the holding is carried at fair value, designated as available for sale and any unrealized holding gains or losses are included in stockholders' equity as a component of accumulated other comprehensive income (loss).

As of December 31, 2002, the fair market value of Plug Power's common stock was $4.49 per share, and the Company's book value basis before fair value adjustment in its holdings in Plug Power's common stock was $1.78 per share, therefore as of December 31, 2002, the Company recorded an unrealized holding gain, net of taxes of $13.143 million in its statement of stockholders' equity.

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

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, unbilled contract costs and fees, warrants to purchase shares of common stock, accounts payable and debt instruments. The estimated fair value of these financial instruments approximate their carrying values at December 31, 2002 and 2001. The estimated fair values have been determined through information obtained from market sources, where available, Black-Scholes valuations or based on current rates offered for debt with similar terms and maturities.

Accounting for Derivative Instruments

On October 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes a new model for accounting for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. Upon adoption of SFAS No. 133, the Company recorded an unrealized gain on its investment in derivatives, consisting of warrants to purchase SatCon Technology Corporation and Beacon Power Corporation common stock, in its results of operations as a cumulative effect of a change in accounting principle of $6.110 million to reflect the impact of adopting this accounting standard on October 1, 2000. On December 20, 2000, the Company exercised its warrants to purchase Beacon Power common stock.

In September 2000, the Emerging Issues Task Force issued EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock," which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF 00-19, a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF 00-19, the Company determined that outstanding warrants as of September 30, 2001 to purchase 300,000 shares of the Company's Common Stock issued to SatCon Technology Corporation should be designated as a liability. Effective June 30, 2001, all warrants designated as a liability must be recorded as a liability and therefore, the Company reclassified the warrants designated as a liability from

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Accounting Policies (Continued)

equity to liabilities, which had a fair value on the issuance date of $3.678 million, using the Black Scholes option-pricing model.

Additionally on June 30, 2001, the Company recorded the warrants at the current fair value of $1.210 million, using the Black-Scholes option-pricing model, and recorded a $1.468 million gain, net of tax in its results of operations as a cumulative effect of a change in accounting principle. Effective December 28, 2001, the Company amended these warrants, removing the provisions providing the warrant holders with rights that rank higher than those of common stockholders. As a result of the amendment, these warrants meet the criteria of equity instruments in accordance with EITF 00-19 and, therefore, the Company reclassified the value of these warrants to equity from liabilities.

The Company held or has outstanding the following derivative financial instruments:

	Dec. 31,	Dec. 31,
	2002	2001	Expiration
Derivatives issued:
Warrants, immediately exercisable, to purchase
the Company's common stock issued to SatCon at a
purchase price of $12.56 per share	108,000	108,000	October 31, 2003
Warrants, immediately exercisable, to purchase
the Company's common stock issued to SatCon at a
purchase price of $12.56 per share	192,000	192,000	January 31, 2004

Derivatives held:
Warrants, immediately exercisable, to purchase
SatCon Technology common stock at a purchase
price of $7.84 per share	36,000	36,000	October 21, 2003

Warrants, immediately exercisable, to purchase
SatCon Technology common stock at a purchase
price of $7.84 per share	64,000	64,000	January 31, 2004

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Property, Plant, and Equipment

Property, plant and equipment are stated at cost and depreciated using primarily the straight-line method over their estimated useful lives:
Leasehold improvements	Lesser of the life of the lease or
the useful life of the improvement
Machinery and equipment	2 to 10 years
Office furniture, equipment and fixtures	2 to 10 years

Significant additions or improvements extending assets' useful lives are capitalized; normal maintenance and repair costs are expensed as incurred. The costs of fully depreciated assets remaining in use are included in the respective asset and accumulated depreciation accounts.

When items are sold or retired, related gains or losses are included in net income.

ECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Accounting Policies (Continued)

Income Taxes

The Company accounts for taxes in accordance with Financial Accounting

Standard No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable for future years to differences between financial statement and tax bases of existing assets and liabilities. Under FAS No. 109, the effect of tax rate changes on deferred taxes is recognized in the income tax provision in the period that includes the enactment date. The provision for taxes is reduced by investment and other tax credits in the years such credits become available.

Revenue Recognition

The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition. Product revenue is recognized when there is persuasive evidence of an arrangement, delivery of the product to the customer or distributor has occurred, at which time title generally is passed to the customer or distributor, and the Company has determined that collection of a fixed fee is probable, all of which occur upon shipment of the product. If the product requires installation to be performed by the Company; all revenue related to the product is deferred and recognized upon the completion of the installation.

The Company performs funded research and development for government agencies and companies under cost reimbursement contracts, which generally require the Company to absorb up to 50% of the total costs incurred.  Cost reimbursement contracts provide for the reimbursement of allowable costs.  Revenues are generally recognized in proportion to the reimbursable costs incurred. When government agencies are providing funding they do not expect the government to be the only significant end user of the resulting products.  These contracts do not require delivery of products which meet defined performance specifications but are best efforts arrangements to achieve overall research and development objectives. Included in accounts receivable are billed and unbilled work-in-progress on cost reimbursed contracts.

While the Company's accounting for these contract costs are subject to audit by the sponsoring entity, in the opinion of management, no material adjustments are expected as a result of such audits. Cost of product revenue includes material, labor and overhead. Costs incurred in connection with funded research and development arrangements are included in funded research and product development expenses.

Deferred revenue consists of payments received from customers in advance of services performed, products shipped or installation completed.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Accounting Policies (Continued)

Warranty

The Company records a warranty reserve at the time product revenue is recorded based on a historical rate. The reserve is reviewed during the year and is adjusted, if appropriate, to reflect new product offerings or changes in experience. Actual warranty claims are tracked by product.

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

As a result of the adoption of the Statement, the Company stopped amortizing goodwill associated with its equity holdings in SatCon.

The Company recorded expense related to the amortization of goodwill associated with its holdings in SatCon of $0, $688, $2,755 and $2,067 thousand, respectively, during 2002, the Transition Period, 2001 and 2000, respectively. The Company has no intangible assets.

The Pro Forma effects of the Company adopting the provisions of SFAS No. 142 as if SFAS No. 142 had been applied for all periods presented would be as follows:
		Three Months
(Dollars in thousands, except	Year Ended	Ended	Year Ended	Year Ended
per share data)	Dec. 31, 2002	Dec. 31, 2001	Sept. 30, 2001	Sept. 30, 2000
Reported net (loss) income	$(6,961)	$(13,585)	$ 3,841	$(18,596)
Add back goodwill amortization, net
of taxes	-	416	1,763	1,261
Adjusted net (loss) income	$(6,961)	$(13,169)	$ 5,604	$(17,335)
Basic and Diluted (Loss) Income
Per Share:
Reported net (loss) income	$ (0.20)	$ (0.38)	$ 0.11	$ (0.53)
Goodwill amortization	-	0.01	0.05	0.04
Adjusted (loss) income per share	$ (0.20)	$ (0.37)	$ 0.16	$ (0.49)

Accounting for Impairment or Disposal of Long-Lived Assets

In August 2001, the FASB issued SFAS No. 144, Accounting for the

Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No.

121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of APB No. 30. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Accounting Policies (Continued)

was adopted as of January 1, 2002. This Statement specifies how impairment will be measured and how impaired assets will be classified in the financial statements. The Company's adoption of this Statement did not have a material impact on the Company's financial statements.

Foreign Currency Translation

Assets and liabilities of Ling Electronics, Limited, which was sold on October 21, 1999, were translated at year-end rates of exchange, and revenues and expenses are translated at the average rates of exchange for the year. Gains or losses resulting from the translation of the foreign subsidiary's balance sheet are accumulated in a separate component of shareholders' equity.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of less than three months.

Securities Available for Sale

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determinations at each balance sheet date. Marketable securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a separate component of shareholders' equity. The Company has had no investments that qualify as trading or held to maturity. In 2000, the amortized cost of marketable debt securities was adjusted for accretion of discounts to maturity. Such accretion, as well as interest, is included in interest income. Realized gains and losses are included in "Gain on sale of holdings, net" or "Other expense, net" in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method.

Net Income (Loss) per Basic and Diluted Common Share

The Company reports net income (loss) per basic and diluted common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which establishes standards for computing and presenting income (loss) per share. Basic income (loss) per share is computed by dividing net income (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution, if any, which would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the income (loss) of the Company.

Stock Based Compensation

At December 31, 2002, the Company has two stock-based employee compensation plans, which are described more fully in Note 15. SFAS No.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Accounting Policies (Continued)

123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements. The Company accounts for stock-based compensation of employees under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and has elected the disclosure-only alternative under SFAS No. 123. The Company records the fair market value of stock options and warrants granted to non-employees in exchange for services in accordance with Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, in the Consolidated Statement of Operations. The Company does not intend to adopt the transition provisions of SFAS No. 148, Accounting for Stock- Based Compensation- Transition and Disclosure.

The following table illustrates the effect on net (loss) income and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.
		Three Months
	Year Ended	Ended	Year Ended	Year Ended
	Dec. 31,	Dec. 31,	Sept. 30,	Sept. 30,
	2002	2001	2001	2000
Net (loss) income, as reported	$(6,961)	$(13,585)	$3,841	$(18,596)
Add: Total stock-based employee
compensation expense already recorded in
financial statements, net of related tax
effects	30	8	(9)	334
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(1,803)	(397)	(1,690)	(4,059)
Pro forma net (loss) income	$(8,734)	$(13,974)	$2,142	$(22,321)

Earnings per share:
Basic and diluted - as reported	$ (.20)	$ (.38)	$ .11	$ (.53)
Basic and diluted - pro forma	$ (.25)	$ (.39)	$ .06	$ (.63)

Advertising

The costs of advertising are expensed as incurred. Advertising expense was approximately $37, $10, $67 and $44 thousand in 2002, the Transition Period, 2001 and 2000, respectively.

Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk principally consist of cash equivalents, marketable securities, trade accounts receivable and unbilled contract costs.

The Company's trade accounts receivable and unbilled contract costs and fees are primarily from sales to commercial customers and U.S. government and state agencies. The Company does not require collateral and has not historically experienced significant credit losses related to receivables or unbilled contract costs and fees from individual customers or groups of customers in any particular industry or geographic area.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Accounting Policies (Continued)

The Company deposits its cash and invests in marketable securities primarily through commercial banks and investment companies. Credit exposure to any one entity is limited by Company policy.

Research and Development Costs

The Company expenses research and development costs as incurred.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), as well as changes in stockholders' equity, other than those resulting from investments by shareholders (i.e., issuance or repurchase of common shares and dividends).

Effect of Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Statement ("SFAS") No. 143, Accounting for Asset Retirement Obligation. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, an entity capitalizes a cost by increasing the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe the adoption of this Statement will have a material impact on its consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement is effective for exit and disposal activities initiated after December 31, 2002. The Company does not believe the adoption of this Statement will have a material impact on its consolidated financial statements.

In November 2002, FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 ("FIN 45"). FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN

45 requires that upon issuance of a guarantee, the guarantor must

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Accounting Policies (Continued)

recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 covers guarantee contracts that have any of the following four characteristics: (a) contracts that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, a liability, or an equity security of the guaranteed party (e.g., financial and market value guarantees), (b) contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement (performance guarantees), (c) indemnification agreements that contingently require the indemnifying party (guarantor) to make payments to the indemnified party (guaranteed party) based on changes in an underlying that is related to an asset, a liability, or an equity security of the indemnified party, such as an adverse judgment in a lawsuit or the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, and (d) indirect guarantees of the indebtedness of others. FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45's provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for our annual financial statements for the year ended December 31, 2002. The Company has made appropriate disclosures regarding warranties as of December 31, 2002 and is currently reviewing this Statement to determine its further effect on its consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure, an amendment to FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, SFAS No. 148 amends APB Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in interim financial reporting. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. The Company does not intend to adopt the transition provisions of the Statement and has made all required disclosures as of December 31, 2002.

In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1) Accounting Policies (Continued)

residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the impact of FIN 46 on its consolidated financial statements and related disclosures but does not expect that there will be any material impact.

Reclassification

Certain Transition Period, 2001 and 2000 amounts have been reclassified to conform to the 2002 presentation.

  Contracts Receivable

Included in accounts receivable are the following at December 31:
(Dollars in thousands)	2002	2001
U.S. and State Government:
Amount billable	$300	$191
Amount billed	42	-
Retainage	25	-
	$367	$191

The balances billed but not paid by customers pursuant to retainage provisions in contracts are due upon completion of the contracts and acceptance by the customer. Based on the Company's experience, most retainage amounts are expected to be collected within the ensuing year.

  Issuance of Stock by Subsidiary

MTI MicroFuel Cells Inc. ("MTI Micro") was formed on March 26, 2001. On that date, MTI Micro sold approximately 200 thousand shares of its junior convertible preferred class A stock to founding employees of MTI Micro at a price of $.50 per share which raised cash proceeds of $117 thousand. In July 2001, MTI Micro sold approximately 1.3 million shares of its senior convertible preferred class B stock to E.I. du Pont de Nemours and Company ("Dupont"), in connection with the establishment of a strategic partnership, at a price of $1.18 per share which resulted in cash proceeds of $750 thousand and $750 thousand of prepaid materials.

Preferred shares are convertible into common shares on a one- for -one basis and there are no dividend rights.

On November 1, 2001, MTI Micro sold approximately 100,000 shares of its senior convertible preferred Class B stock to Dupont, at a price of $2.325 per share which raised proceeds of approximately $295 thousand.

During 2002, MTI Micro purchased treasury shares with a total value of $15 thousand. F-19

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(3) Issuance of Stock by Subsidiary (Continued)

The (decrease) increase in the Company's paid-in-capital of $(28), $46 and $1,163 thousand in 2002, the Transition Period and 2001,respectively represents the changes in the Company's equity investment in MTI Micro, which results from stock transactions in MTI Micro.

  Inventories

Inventories consist of the following at December 31:

(Dollars in thousands)	2002	2001
Finished goods	$ 313	$ 342
Work in process	253	479
Raw materials, components and assemblies	812	689
	$1,378	$1,510

  Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

(Dollars in thousands)	2002	2001
Leasehold improvements	$ 547	$ 518
Machinery and equipment	2,642	2,228
Office furniture and fixtures	233	191
Construction in progress	5	-
	3,427	2,937
Less accumulated depreciation	1,869	1,389
	$1,558	$1,548

Depreciation expense was $497, $113, $262 and $169 thousand for 2002, the Transition Period, 2001 and 2000, respectively. Repairs and maintenance expense was $71, $9, $52 and $52 thousand for 2002, the Transition Period, 2001 and 2000, respectively.

  Notes Receivable

Notes receivable consists of the following at December 31:

(Dollars in thousands)	2002	2001
Notes receivable with interest at prime (4.25% at
December 31, 2002 and 4.75% at December 31, 2001),
interest and principal due May 18, 2005	$ 660	$ 660

Notes receivable with an interest rate of 10%,
interest and principal due September 30, 1998 (A)	-	25
	660	685
Less: Current portion	-	(25)
Less: Allowance for bad debt	(660)	(660)
	$ -	$ -

(A) The principal amount of this note could be reduced in accordance with the terms of the note in the event of a sale of the fixed assets. The purchaser, Noonan Machinery ("Noonan"), requested that the principal amount of the note be reduced to reflect the resale value of certain assets of the L.A.B. Division, which was sold on September 30, 1997. The Company enforced its rights with respect to the note and was granted a summary judgment for collection of this note during 2001. Noonan appealed this summary judgment and the Company and Noonan agreed to a settlement, which includes the principal balance of this note receivable and accrued interest.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Holdings, at Equity

The Company's holdings in SatCon were accounted for on a one-quarter lag until July 1, 2002 and its holdings in Plug Power were accounted for until December 20, 2002 when the accounting for these holdings was changed to fair value from the equity method (see Note 1).

The principal components of holdings, at equity consist of the following at December 31, 2001:
		Quoted	Calculated
	Recorded	Market	Market Value
	Book Value	Price	per NASDAQ
Holding	($ in millions)	per NASDAQ	($ in millions)	Ownership	Shares
Plug Power Inc.	$32.177	$8.74	$104.830	23.83%	11,994,315
SatCon Technology Corporation	6.760	$5.20	6.760	7.86%	1,300,000
Total	$38.937		$111.590
Holding	Description of Business
Plug Power Inc.	Plug Power designs, develops and manufactures on-site electric power generation systems utilizing Proton Exchange Membrane (PEM) fuel cells for stationary applications.
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

Plug Power Inc.

The following is a roll forward of the Company's holdings in Plug Power:

(Dollars in thousands)		Three Months
	Year Ended	Ended
	Dec. 31,	Dec. 31,
	2002	2001
Holdings balance, beginning of period	$ 32,177	$36,027
Share of Plug Power losses, gross	(10,111)	(4,069)
Sale of shares	(2,768)	-
Equity adjustment for share of third-party
investments in Plug Power which increased equity	717	219
Exchange of securities	(5,599)	-
Transfer assets to securities available for sale on
December 20, 2002	(14,416)	-
Holdings balance, December 31	$ -	$32,177

There is no difference between the carrying value of the Company's holdings in Plug Power and its interest in the underlying equity at December 31, 2001.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Holdings at Equity (Continued)

Summarized below is financial information for Plug Power whose fiscal year ends December 31.

(Dollars in thousands)	Year Ended	Year Ended
	Dec.31,	Dec.31,
	2002	2001
Current assets	$ 67,135	$ 100,565
Noncurrent assets	41,548	50,809
Current liabilities	10,259	10,199
Noncurrent liabilities	5,727	6,172
Stockholders' equity	92,697	135,003

Gross revenue	11,818	5,742
Gross profit (loss)	478	(5,549)
Net loss	(47,218)	(73,112)

SatCon Technology Corporation

The following is a roll forward of the Company's holdings in SatCon:

(Dollars in thousands)	Year	Three Months
	Ended	Ended
	Dec. 31,	Dec. 31,
	2002	2001
Holdings balance, beginning of period	$ 6,760	$11,170
Share of SatCon losses on one-quarter lag, gross	(1,110)	(727)
Sale of shares	(832)	-
Amortization of embedded difference between the Company's basis
and calculated ownership of underlying equity, one-quarter lag	-	(688)
Impairment loss (Note 9)	(2,475)	(5,790)
Equity adjustment for other equity activity	(150)	2,795
Transfer assets to securities available for sale on July 1, 2002	(2,193)	-
Holdings balance, December 31	$ -	$ 6,760

The difference between the carrying value of the Company's holdings in SatCon and its interest in the underlying equity consists of the following at December 31, 2001:
(Dollars in thousands)	Year Ended
Dec. 31,
2001
Calculated ownership, one-quarter lag, except for
common stock sales which are recognized as of the
sale date (7.86% in the Transition Period)	$ 4,285
Embedded difference	2,475
Carrying value of holdings in SatCon	$ 6,760

Summarized below is financial information for SatCon. SatCon's fiscal year ends September 30. The Company's holdings in SatCon were accounted for on a one-quarter lag, except for sales of common stock, which were effected as of the sale date.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Holdings, at Equity (Continued)
(Dollars in thousands)	Unaudited
	Nine Months	Year
	Ended	Ended
	June 29,	Sept.30,
	2002	2001
Current assets	$25,046	$42,466
Noncurrent assets	20,792	26,310
Current liabilities	11,445	12,842
Noncurrent liabilities	932	1,423
Stockholders' equity	33,461	54,511
Gross revenue	30,395	41,684
Gross profit	3,552	6,411
Net loss before cumulative effect of changes in
accounting principles	(15,389)	(22,156)
Cumulative effect of changes in accounting
principles	-	(168)
Net loss	(15,389)	(22,324)
  Securities Available for Sale

Securities available for sale are classified as current assets and accumulated net unrealized gains (losses) are charged to other comprehensive income (loss).

The principal components of the Company's securities available for sale consist of the following:

(Dollars in millions)
				Quoted
		Fair		Market
	Book	Value	Recorded	Price
Security	Basis	Adjustment	Fair Value	Per NASDAQ	Ownership	Shares
December 31, 2002
Plug Power	$14.344	$21.905	$36.249	$ 4.49	15.83%	8,073,227
SatCon	1.037	.046	1.083	1.40	4.58%	773,600
Total	$15.381	$21.951	$37.332
December 31, 2001
Beacon Power	$ 5.734	$ -	$ 5.734	$ 1.30	10.3%	4,410,797

The book basis roll forward of Plug Power, SatCon and Beacon Power common stock is as follows:

Plug Power (beginning December 20, 2002)
(Dollars in thousands)	Dec. 31,	Dec.31,
	2002	2001
Securities available for sale, beginning of period	$ -	$ -
Transfer asset from holdings, at equity on December 20, 2002	14,416	-
Sale of shares	(72)	-
Securities book basis	14,344	-
Unrealized gain on marketable securities	21,905	-
Securities available for sale, end of period	$36,249	$ -

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Securities Available for Sale (Continued)

SatCon (beginning July 1, 2002)
(Dollars in thousands)	Dec. 31,	Dec.31,
	2002	2001
Securities available for sale, beginning of period	$ -	$ -
Transfer asset from holdings, at equity on July 1, 2002	2,193	-
Sale of shares	(488)	-
Impairment loss (Note 9)	(668)	-
Securities book basis	1,037	-
Unrealized gain on marketable securities	46	-
Securities available for sale, end of period	$ 1,083	$ -

Beacon Power

(Dollars in thousands)	Dec. 31,	Dec.31,
	2002	2001
Securities available for sale, beginning of period	$5,734	$15,377
Impairment loss (Note 9)	(4,984)	(9,643)
Sale of shares during 2002	(750)	-
Securities book basis	-	5,734
Unrealized gain on marketable securities	-	-
Securities available for sale, end of period	$ -	$ 5,734

Unrealized gains and (losses) related to securities available for sale are as follows:

(Dollars in thousands)		Three Months
	Year Ended	Ended	Year Ended	Year Ended
	Dec. 31,	Dec. 31,	Sept. 30,	Sept. 30,
	2002	2001	2001	2000
Unrealized gains (losses)	$21,951	$ 8,673	$(8,673)	$ 5
Deferred tax (expense) benefit on
unrealized gains (losses)	(8,781)	(3,469)	3,469	-
Net unrealized gains (losses),
included in other comprehensive
income (loss)	$13,170	$ 5,204	$(5,204)	$ 5

Proceeds and realized gains and (losses) related to the sale of securities available for sale are as follows:
		Three Months
	Year Ended	Ended	Year Ended	Year Ended
	Dec. 31,	Dec. 31,	Sept. 30,	Sept. 30,
(Dollars in thousands)	2002	2001	2001	2000

Proceeds from sales of available for
sale securities	$ 865	$ -	$ -	$ -
Gross realized gains from sales of
securities available for sale	91	-	-	-
Gross realized (losses) from sales of
securities available for sale	(536)	-	-	-

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENT
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

Holdings, at equity (SatCon), (Note 7)	$(2,475)	$ (5,790)	$ -	$ -
Securities available for sale (Beacon), (Note 8)	(4,984)	(9,643)	-	-
Securities available for sale (SatCon), (Note 8)	(668)	-	-	-
	$(8,127)	$(15,433)	$ -	$ -
  Income Taxes

Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates.

Income tax expense (benefit) consists of the following:
	Three Months
Year Ended	Ended	Year Ended	Year Ended
Dec. 31,	Dec. 31,	Sept. 30,	Sept. 30,
(Dollars in thousands)	2002	2001	2001	2000
Continuing operations before equity holdings'
losses and changes in accounting principle
Federal	$ (625)	$ 16	$ 459	$ (457)
State	264	85	22	14
Deferred	(275)	(6,889)	7,043	(1,484)
	(636)	(6,788)	7,524	(1,927)
Equity in holdings' losses
Federal	-	-	-	-
State	-	-	-	-
Deferred	(4,550)	(2,169)	(9,722)	(10,219)
	(4,550)	(2,169)	(9,722)	(10,219)
Total continuing operations	(5,186)	(8,957)	(2,198)	(12,146)

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Income Taxes (Continued)
	Three Months
Year Ended	Ended	Year Ended	Year Ended
Dec. 31,	Dec. 31,	Sept. 30,	Sept. 30,
(Dollars in thousands)	2002	2001	2001	2000
Change in accounting principle for derivative
financial instruments
Federal	-	-	-	-
State	-	-	-	-
Deferred	-	-	3,876	-
Change in accounting principle	-	-	3,876	-

Change in accounting principle for derivative
financial instruments in Company's own stock
Federal	-	-	-	-
State	-	-	-	-
Deferred	-	-	1,000	-
Change in accounting principle	-	-	1,000	-

Discontinued operations
Federal	-	-	-	-
State	-	-	-	-
Deferred	154	-	-	157
Total discontinued operations	154	-	-	157
Total	$(5,032)	$(8,957)	$ 2,678	$(11,989)

Items charged (credited) directly to shareholders'
equity:
Increase in additional paid-in capital for equity
holdings, and warrants and options issued - Deferred	$ 227	$ 1,206	$ 7,456	$ 18,825

Increase in unrealized gain (loss) on available for
sale securities - Deferred	8,781	3,469	(3,469)	-

Expenses for employee stock options recognized
differently for financial reporting/tax purposes -
Federal	(55)	-	(184)	(1,806)

Decrease in additional paid-in capital for cumulative
effect of change in accounting for derivative
financial instruments for Company's own stock	-	-	(1,471)	-

Increase in additional paid-in-capital for
reclassification of common stock warrants from
liability to equity	-	49	-	-
Valuation allowance	-	-	-	(3,750)
	$8,953	$ 4,724	$ 2,332	$ 13,269

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Income Taxes (Continued)

The significant components of deferred income tax (benefit) expense consists of the following:
	Three Months
Year Ended	Ended	Year Ended	Year Ended
Dec. 31,	Dec. 31,	Sept. 30,	Sept. 30,
(Dollars in thousands)	2002	2001	2001	2000
Continuing operations
Deferred tax expense (benefit)	$ (294)	$(6,133)	$(3,157)	$ (647)
Net operating loss carryforward	(673)	(756)	10,200	(1,981)
Valuation allowance	692	-	-	1,144
	(275)	(6,889)	7,043	(1,484)

Equity holdings losses
Deferred tax benefit	(4,550)	(2,169)	(8,705)	(8,179)
Net operating loss carryforward	-	-	(1,017)	(2,040)
Valuation allowance	-	-	-	-
	(4,550)	(2,169)	(9,722)	(10,219)
Change in accounting principle for
derivative financial instruments
Deferred tax expense	-	-	3,876	-
Net operating loss carryforward	-	-	-	-
Valuation allowance	-	-	-	-
	-	-	3,876	-

Change in accounting principle for
derivative financial instruments in
Company's own stock
Deferred tax expense	-	-	1,000	-
Net operating loss carryforward	-	-	-	-
Valuation allowance	-	-	-	-
	-	-	1,000	-
Discontinued operations
Deferred tax expense	154	-	-	187
Net operating loss carryforward	-	-	-	(30)
Valuation allowance	-	-	-	-
	154	-	-	157
	$(4,671)	$(9,058)	$2,197	$(11,546)

The Company's effective income tax rate from continuing operations, including equity in holdings' losses, differed from the Federal statutory rate:
	Three Months
Year Ended	Ended	Year Ended	Year Ended
Dec. 31,	Dec. 31,	Sept. 30,	Sept. 30,
2002	2001	2001	2000
Federal statutory tax rate	(34)%	(34)%	34%	(34)%
State taxes, net of federal tax effect	(5)	(6)	6	(6)
Change in valuation allowances	5	-	-	4
Research and development credit	-	-	1	1
Other, net	(7)	-	(5)	(4)
	(41)%	(40)%	36%	(39)%

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Income Taxes (Continued)

Pre-tax (loss) from continuing operations before minority interests, including pre-tax losses from equity holdings, was $(12,790), $(22,646), $(6,058) and $(30,985) thousand for 2002, the Transition Period, 2001 and 2000, respectively.

The deferred tax assets and liabilities consist of the following tax effects relating to temporary differences and carryforwards as of December 31:

(Dollars in thousands)
Current deferred tax (liabilities) assets:	2002	2001
Loss provisions for discontinued operations	$ -	$ 142
Bad debt reserve	264	277
Inventory valuation	12	27
Inventory capitalization	19	12
Securities available for sale	(9,659)	1,344
Vacation pay	94	94
Warranty and other sale obligations	22	33
Stock options	256	237
Other reserves and accruals	116	149
Net current deferred tax (liabilities) assets	$(8,876)	$ 2,315
Noncurrent deferred tax assets (liabilities):
Net operating loss	$ 3,790	$ 3,117
Property, plant and equipment	(123)	(82)
Holdings, at equity	-	(7,314)
Derivatives	(2)	(78)
Other	239	201
Research and development tax credit	459	459
Alternative minimum tax credit	150	609
	4,513	(3,088)
Valuation allowance	(1,836)	(1,144)
Noncurrent net deferred tax assets (liabilities)	$ 2,677	$(4,232)
Other credits	$ (24)	$ (174)

The valuation allowance at December 31, 2002 and 2001 was $1.836 million and $1.144 million, respectively. During the year ended December 31, 2002, the valuation allowance was increased through the statement of operations by $.692 million. The valuation allowance reflects the estimate that it is more likely than not that certain net operating losses may be unavailable to offset future taxable income.

At December 31, 2002, the Company has unused Federal net operating loss carryforwards of approximately $9.657 million. The Federal net operating loss carryforwards, if unused, will begin to expire in 2009. The use of $1.920 million of loss carryforwards is limited on an annual basis, pursuant to the Internal Revenue Code, due to certain changes in ownership and equity transactions, which occurred in 1997. For the year ended December 31, 2002, the Company has approximately $459 thousand of research and development tax credit carryforwards, which begin to expire in 2018, and approximately $150 thousand of alternative minimum tax credit carryforwards, which have no expiration date.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Income Taxes (Continued)

The Company made cash payments, net of refunds, or received net (refunds) for income taxes of $(112), $56, $454 and $(18) thousand for 2002, the Transition Period, 2001 and 2000, respectively.

  Accrued Liabilities

  Accrued liabilities consist of the following at December 31:

(Dollars in thousands)	2002	2001
Salaries, wages and related expenses	$ 513	$ 488
Acquisition and disposition costs	363	401
Legal and professional fees	159	270
Warranty and other sale obligations	54	81
Commissions	38	76
Interest expense	3	4
Deferred revenue	175	-
Other	238	312
	$1,543	$1,632

  Debt

Outstanding debt consists of the following at December 31:
(Dollars in thousands)	2002	2001
Line of Credit - KeyBank with interest at
Prime (4.25% at December 31, 2002 and 4.75%
at December 31, 2001)	$ -	$ 1,000
Less: Current portion	-	(1,000)
	$ -	$ -

As of December 31, 2002, the Company had a $10 million Credit Agreement with KeyBank, N.A. dated as of August 10, 2001 ("the $10 million Credit Agreement"). The Company has no outstanding debt and no availability under this line as of December 31, 2002.

The $10 million Credit Agreement expires July 31, 2003. The Company has pledged two million shares of Plug Power common stock as collateral for the $10 million Credit Agreement. Additional collateral consisting of 500,000 shares of SatCon common stock was pledged in August 2001, when the market value of Plug Power common stock fell below $10 per share. Terms of the $10 million Credit Agreement include reductions of availability under the line as follows:

  In the event the market value of Plug Power common stock falls below $10 per share, the facility will be reduced to $7.5 million and additional collateral will be required;

  In the event the market value of Plug Power common stock falls below $8 per share, the facility will be reduced to $5.0 million; and
  In the event the market value of Plug Power common stock falls below $7 per share, the facility will be reduced to zero.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Debt (Continued)

As of December 31, 2002, the market value of Plug Power common stock was $4.49, which reduced the availability under the facility to zero.

The Company is required to make interest only payments through July 31, 2003 and to pay any outstanding principal balance on July 31, 2003.

Interest is payable monthly at either the Prime Rate or, after November 3, 2001, if certain performance standards are achieved, based on both the trading volume and market price of Plug Power common stock, at LIBOR based rates.

The $10 million Credit Agreement requires the Company to meet certain covenants, including maintenance of a debt service reserve account (equal to three months interest payments on outstanding debt), minimum Plug Power share price and pledge additional collateral and maintain an additional collateral value, if required, based on the Plug Power share price falling below $10 per share. The Company was in compliance with these covenants as of December 31, 2002.

As of December 31, 2002, the carrying value of assets pledged as collateral for the $10 million Credit Agreement was as follows (dollars in thousands):
Collateral	Carrying Value
2 million shares of Plug Power Common Stock	$8,980
500 thousand shares of SatCon Common Stock	700
Total Collateral Value	$9,680

Cash payments for interest were $48, $46, $2,144 and $1,731 thousand for 2002, the Transition Period, 2001 and 2000, respectively.

  Shareholders' Equity

Treasury Stock

On December 20, 2002, the Company acquired 8,000,000 shares of treasury stock from First Albany Companies Inc. as part of a share exchange transaction (See Note 18).

Stock Splits

On March 8, 2000, the Company declared a 3-for-1 stock split in the form of a dividend. Holders of the Company's $1.00 par value common stock received two additional shares of $1.00 par value common stock for every one share of common stock owned as of April 3, 2000. Earnings per share information has been retroactively adjusted to reflect the April 3, 2000 3-for-1 stock split.

Warrants

The Company issued warrants as part of its strategic alliance with

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

Changes in Common Shares

Changes in common shares are as follows:
		Three Months
	Year Ended	Ended	Year Ended	Year Ended
	Dec. 31,	Dec. 31,	Sept. 30,	Sept. 30,
Common Shares	2002	2001	2001	2000
Balance, beginning	35,505,235	35,505,010	35,437,285	34,949,877
Issuance of shares for stock
option exercises	92,900	225	67,725	487,408

Issuance of shares for restricted
stock grant	50,000	-	-	-
Balance, ending	35,648,135	35,505,235	35,505,010	35,437,285

Treasury Shares
Balance, beginning	20,250	20,250	20,250	20,250
Acquisition of shares (Note 18)	8,000,000	-	-	-
Balance, ending	8,020,250	20,250	20,250	20,250

  Earnings per Share

The following is the reconciliation, effected for the stock split in 2000, of the numerators and denominators of the basic and diluted per share computations of loss from continuing operations:
		Three Months
	Year Ended	Ended	Year Ended	Year Ended
	Dec. 31,	Dec. 31,	Sept. 30,	Sept. 30,
(Dollars in thousands)	2002	2001	2001	2000
Loss from continuing operations	$ (7,186)	$(13,585)	$(3,737)	$(18,839)
Basic and Diluted EPS:
Common shares outstanding,
beginning of period	35,484,760	35,484,760	35,417,035	34,949,877
Weighted average common shares
issued during the period	47,893	-	38,747	286,401
Weighted average common shares
reacquired during the period	(263,014)	-	-	-
Weighted average shares outstanding	35,269,639	35,484,760	35,455,782	35,236,278
Loss from continuing operations per
weighted average share	$ (.21)	$ (.38)	$ (.10)	$ (.54)

During 2002, options to purchase 3,327,525 shares of common stock at prices ranging from $0.54 to $21.92 per share and warrants to purchase 300,000 shares of common stock at $12.56 per share were outstanding but were not included in the computation of earnings per share-assuming dilution because the Company incurred a loss from continuing operations during this period and inclusion would be anti-dilutive. The options expire between December 20, 2006, and November 19, 2012. The warrants expire October 21, 2003 (108,000 shares) and January 31, 2004 (192,000 shares).

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Earnings Per Share (Continued)

During the Transition Period, options to purchase 3,199,175 shares of common stock at prices ranging from $.54 to $21.92 per share and warrants to purchase 300,000 shares of common stock at $12.56 per share were outstanding but were not included in the computation of earnings per share-assuming dilution because the Company incurred a loss during this period and inclusion would be anti-dilutive. The options expire between December 20, 2006 and December 5, 2011. The warrants expire October 21, 2003 (108,000 shares) and January 31, 2004 (192,000 shares).

During 2001, options to purchase 3,182,900 shares of common stock at prices ranging from $0.54 to $21.92 per share and warrants to purchase 300,000 shares of common stock at $12.56 per share were outstanding but were not included in the computation of earnings per share-assuming dilution because the Company incurred a loss from continuing operations before accounting changes during this period and inclusion would be anti-dilutive. The options expire between December 20, 2006, and April 2, 2011. The warrants expire October 21, 2003 (108,000 shares) and January 31, 2004 (192,000 shares).

During 2000, options to purchase 2,703,374 shares of common stock at prices ranging from $0.54 to $21.90 per share and warrants to purchase 300,000 shares of common stock at $12.56 per share were outstanding but were not included in the computation of earnings per share-assuming dilution because the Company incurred a loss during this period and inclusion would be anti-dilutive. The options expire between December 20, 2006, and August 3, 2010. The warrants expire October 21, 2003 (108,000 shares) and January 31, 2004 (192,000 shares).

  Stock Based Compensation

The 1999 Employee Stock Incentive Plan ("1999 Plan") was approved by shareholders during March 1999. The 1999 Plan provides that an initial aggregate number of 1 million shares of common stock may be awarded or issued. The number of shares which may be awarded under the 1999 Plan has been adjusted for stock splits, and during 2002, the Transition Period, 2001 and 2000 the total number of shares which may be awarded under the 1999 Plan were 4,500,000 shares. Under the 1999 Plan, the Board of Directors is authorized to award stock options to officers, employees and others.

The 1996 Stock Incentive Plan ("1996 Plan") was approved by shareholders during December 1996. The 1996 Plan provides that an initial aggregate number of 500,000 shares of common stock may be awarded or issued. The number of shares which may be awarded under the 1996 Plan may be increased by 10% of any increase in the number of outstanding shares of common stock for reasons other than shares issued under this 1996 Plan. The number of shares which may be awarded under the 1996 Plan have been adjusted for stock splits and rights offerings, and during 2002, the Transition Period, 2001 and 2000, the total number of shares which may be awarded under the 1996 Plan were 3,478,746 shares. Under the 1996 Plan, the Board of Directors is authorized to award stock options, stock

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Stock Based Compensation (Continued)

appreciation rights, restricted stock, and other stock-based incentives to officers, employees and others.

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

The Company has elected to follow Accounting Principles Board ("APB")

No. 25, Accounting for Stock Issued to Employees, and related

Interpretations, in accounting for employee stock-based compensation and to provide the disclosures required under SFAS No. 123, Accounting for

Stock Based Compensation. APB No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Company, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to or not less than 85 percent of the market value at the date of grant. However, APB No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. In contrast, SFAS No. 123 requires recognition of compensation expense for grants of stock, stock options, and other equity instruments, over the vesting periods of such grants, based on the estimated grant-date fair values of those grants.

During 2002, the Company awarded 50,000 restricted shares of common stock, these shares vest over a one-year period and during 2000, and the Company awarded 60,000 options to consultants. Certain of these shares under option vest over a four-year period. Presented below is a summary of compensation expense (income) recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.
		Three Months
	Year Ended	Ended	Year Ended	Year Ended
	Dec. 31,	Dec. 31,	Sept. 30,	Sept. 30,
	2002	2001	2001	2000
SFAS 123 - Consultants	$ 49	13	$ 51	$ 505
Restricted stock	10	-	-	-
APB No. 25 - Variable stock options	-	-	(65)	42
Total compensation expense (income)	$ 59	$ 13	$(14)	$ 547

Presented below is a summary of the stock option plans' activity:
		Three Months
	Year Ended	Ended	Year Ended	Year Ended
	Dec. 31,	Dec. 31,	Sept. 30,	Sept. 30,
	2002	2001	2001	2000
Shares under option, beginning	3,199,175	3,182,900	2,703,375	2,224,839
Granted	280,000	16,500	583,000	1,081,000
Exercised	(92,900)	(225)	(67,725)	(474,808)
Canceled	(58,750)	-	(35,750)	(127,656)
Shares under option, ending	3,327,525	3,199,175	3,182,900	2,703,375
Options exercisable	2,776,835	2,221,304	2,030,654	1,500,636
Remaining shares available for granting
of options	3,379,582	3,650,832	3,667,332	4,214,582

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Stock Based Compensation (Continued)
The weighted average exercise price is as follows:
		Three Months
	Year Ended	Ended	Year Ended	Year Ended
	Dec. 31,	Dec. 31,	Sept. 30,	Sept. 30,
	2002	2001	2001	2000
Shares under option, beginning	$7.15	$7.17	$7.85	$ 1.63
Granted:
Exercise price less than fair market
value at grant date	-	-	-	11.55
Exercise price equal to fair market
value at grant date	2.77	2.62	3.15	19.87
Exercised	1.19	1.78	1.03	1.01
Canceled	3.63	-	4.57	2.34
Shares under option, ending	7.01	7.15	7.17	7.85
Options exercisable, ending	6.60	6.30	6.66	6.42

The following table summarizes information for options outstanding and exercisable at December 31, 2002:

Outstanding Options Options Exercisable

		Weighted	Weighted		Weighted
		Average
Exercise		Remaining	Average		Average
Price		Contractual	Exercise		Exercise
Range	Number	Life	Price	Number	Price
$ 0.54-$ 0.76	364,475	4.5	$ 0.69	364,475	$ 0.69
$ 0.98-$ 1.33	559,375	6.0	$ 1.27	509,375	$ 1.30
$ 1.65-$ 1.78	276,175	5.4	$ 1.77	273,824	$ 1.77
$ 2.62-$ 3.42	684,000	8.1	$ 3.03	446,750	$ 3.10
$ 4.17-$ 4.56	400,000	6.2	$ 4.20	396,250	$ 4.20
$ 6.27-$ 9.25	37,500	7.3	$ 8.06	33,750	$ 8.26
$10.65-$14.05	379,000	7.5	$11.58	251,411	$11.52
$20.92-$21.92	627,000	7.0	$21.40	501,000	$21.35
	3,327,525			2,776,835

The fair value of options granted, which is amortized to expense over the option vesting period in determining the pro forma impact, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

		Three Months
	Year Ended	Ended	Year Ended	Year Ended
	Dec. 31,	Dec. 31,	Sept. 30,	Sept. 30,
	2002	2001	2001	2000
Expected life of option	5 yrs	5 yrs	5 yrs	5 yrs
Risk-free interest rate	2.97-4.69%	4.26%	4.66-5.71%	6.00-6.55%
Expected volatility of the Company's stock	97%	97%	96.5%	91%
Expected dividend yield on the Company's
stock	0%	0%	0%	0%

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Stock Based Compensation (Continued)

The weighted average fair value of options granted is as follows:
		Three Months
	Year Ended	Ended	Year Ended	Year Ended
	Dec. 31,	Dec. 31,	Sept. 30,	Sept. 30,
	2002	2001	2001	2000
Fair value of each option granted	$ 2.09	$ 1.97	$ 2.38	$ 12.55
Number of options granted	280,000	16,500	583,000	1,081,000
Fair value of all options granted	$585,200	$32,505	$1,387,540	$13,566,550

In accordance with SFAS No. 123, the weighted average fair value of stock options granted is required to be based on a theoretical statistical model using the preceding Black-Scholes assumptions.

The weighted average fair value of restricted stock granted is as follows:
		Three Months
	Year Ended	Ended	Year Ended	Year Ended
	Dec. 31,	Dec. 31,	Sept. 30,	Sept. 30,
	2002	2001	2001	2000
Fair value of each option granted	$ 1	$-	$-	$-
Number of options granted	50,000	-	-	-
Fair value of all options granted	$50,000	$-	$-	$-
  Equity in Holdings' Losses, Net of Tax

The Company's proportionate share of losses, from holdings, net of tax, accounted for under the equity method is as follows:

		Three Months
	Year Ended	Ended	Year Ended	Year Ended
	Dec. 31,	Dec. 31,	Sept. 30,	Sept. 30,
	2002	2001	2001	2000
Plug Power(A)	$(6,095)	$(2,460)	$(14,089)	$(14,122)
SatCon(B)	(576)	(856)	(2,983)	(1,727)
	$(6,671)	$(3,316)	$(17,072)	$(15,849)

(A) The accounting for the Company's holdings in Plug Power was changed on December 20, 2002 to fair value from the equity method (see Note 1).

(B) The Company's holdings in SatCon were accounted for on a one-quarter lag (through SatCon's quarter ended June 29, 2002) until accounting for the holding was changed on July 1, 2002 to fair value from the equity method (see Note 1).

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Sale of Holdings

The Company sold shares of the following holdings and recognized gains and proceeds as follows:
		Three Months
	Year Ended	Ended	Year Ended	Year Ended
	Dec. 31,	Dec. 31,	Sept. 30,	Sept. 30,
(Dollars in thousands, except shares)	2002	2001	2001	2000
Plug Power
Shares sold	1,200,000	-	1,710,000	-
Proceeds	$ 9,222	$ -	$35,717	$ -
Gain on sales	$ 6,382	$ -	$31,009	$ -

SatCon
Shares sold	526,400	-	500,000	-
Proceeds	$ 1,302	$ -	$ 2,125	$ -
Loss on sales	$ (17)	$ -	$(2,171)	$ -

Beacon
Shares sold	4,410,797	-	-	-
Proceeds	$ 310	$ -	$ -	$ -
Loss on sales	$ (440)	$ -	$ -	$ -
Total net gain on sales	$ 5,925	$ -	$28,838	$ -

  Share Exchange Transaction

  On December 20, 2002, the Company and First Albany Companies Inc.

  ("FAC") completed a share exchange transaction. As part of the agreement to exchange 8 million shares of the Company's common stock owned by FAC for 2,721,088 shares of Plug Power common stock owned by the Company. As a condition of the exchange, FAC agreed not to sell its remaining shares of the Company for two years. The Company recorded a gain on the exchange transaction of $8.006 million and recorded treasury stock at a cost of $13.606 million. As of December 31, 2002, FAC owns 2,991,040 shares, or approximately 10.83%, of the Company.

  As a result of the transaction, the Company is no longer required to account for its remaining holdings in Plug Power under the equity method of accounting. Under the equity method of accounting, the Company was required to report its proportionate share of Plug Power's financial results.

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

Effective April 1, 2001, employees of MTI Micro were included in the Plan and effective October 21, 1999, Ling employees no longer participate in the Plan due to Ling's sale to SatCon. The cost of the plan was $150,

$35, $116, and $81 thousand for 2002, the Transition Period, 2001 and 2000, respectively.

MECHHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Commitments and Contingencies

Litigation

On September 9, 1998, Barbara Lawrence, the Lawrence Group, Inc.

("Lawrence"), and certain other Lawrence-related entities ("Plaintiffs") initially filed suit in the Bankruptcy Court and the United States District Court for the Northern District of New York, which were subsequently consolidated in the District Court, against First Albany Corporation, Mechanical Technology, Dale Church, Edward Dohring, Alan Goldberg, George McNamee, Beno Sternlicht, Marty Mastroianni (former President and Chief Operating Officer of MTI), and 33 other individuals ("Defendants") who purchased a total of 820,909 shares of the Company's stock from the Plaintiffs. The case concerns the Defendants' 1997 purchase of Mechanical Technology shares from the Plaintiffs at the price of $2.25 per share. FAC acted as Placement Agent for the Defendants in the negotiation and sale of the shares and in proceedings before the Bankruptcy Court for the Northern District of New York, which approved the sale in September 1997.

Plaintiffs claim that the Defendants failed to disclose material inside information concerning Plug Power, LLC to the Plaintiffs and therefore the $2.25 per share purchase price was unfair. Plaintiffs are seeking damages of $5 million plus punitive damages and costs. In April 1999, Defendants filed a motion to dismiss the amended complaint, which was denied by the Bankruptcy Court. On appeal in October 2000, Plaintiffs' cause of action was dismissed by the United States District Court for the Northern District of New York. In November 2000, Plaintiffs filed an appeal of that dismissal with the United States Court of Appeals for the Second Circuit. In June 2002, the Second Circuit Court of Appeals reversed the District Court decision and remanded the case for further consideration of the Plaintiffs claims as motions to modify the Bankruptcy Court sale order. The Plaintiff's claims have now been referred back to Bankruptcy Court for such consideration. The Company believes the claims have no merit and intends to defend them vigorously. The Company cannot predict the outcome of the claims nor reasonably estimate a range of possible loss given the current status of the litigation. Accordingly, no amounts have been reserved for this matter.

Leases

The Company and its subsidiaries lease certain manufacturing, laboratory and office facilities. The leases generally provide for the Company to pay either increases over a base year level for taxes, maintenance, insurance and other costs of the leased properties or the Company's allocated share of insurance, taxes, maintenance and other costs of leased properties. The leases contain renewal provisions.

Future minimum rental payments required under noncancelable operating leases are (dollars in thousands): $570 in 2003; $607 in 2004, $547 in

2005, $429 in 2006, $316 in 2007 and $605 thereafter. Rent expense under all leases was $536, $134, $453 and $392 thousand for 2002, the Transition Period, 2001 and 2000, respectively. Contingent rent included

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Commitments and Contingencies (Continued)

in the rent expense amounts was $31, $8, $9 and $0 thousand for 2002, the Transition Period, 2001 and 2000, respectively. Rental income under all sub-leases was $0, $0, $0 and $12 thousand in 2002, the Transition Period, 2001 and 2000, respectively.

Warranties

A reconciliation of changes in product warranty liabilities is as follows:
		Three Months
	Year Ended	Ended
(Dollars in thousands)	Dec. 31,2002	Dec. 31, 2002
Balance, beginning of period	$ 81	$73
Accruals for warranties issued	54	12
Accruals related to pre-existing warranties (including
changes in estimates)	(66)	-
Settlements made (in cash or in kind)	(15)	(4)
Balance, end of period	$ 54	$ 81

Licenses

The Company licenses, on a non-exclusive basis, certain DMFC technology from Los Alamos National Laboratory. Under this agreement, the Company is required to pay future minimum annual license fees of (dollars in thousands): $150 in 2003, $200 in 2004, and $250 in 2005. Once products are being sold, royalties will be based on 2% of the first $50 million of net sales, 1% on net sales in excess of $50 million but less than $100 million and .5% on net sales in excess of $100 million. License payments made in any year can be applied against royalties due and total annual fees in any year shall not exceed $1 million.

Employment Agreements

The Company has employment agreements with certain employees that provide severance payments and accelerated vesting of certain options upon termination of employment under certain circumstances, as defined. As of December 31, 2002, the Company's potential minimum obligation to these employees was approximately $874 thousand.

Investment Company Act

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

Until 2001, we qualified for a safe harbor exemption under the Investment Company Act based upon the level of our ownership of shares

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Commitments and Contingencies (Continued)

of Plug Power and our influence over its management or policies. However, since we sold some of our shares of Plug Power during 2001, this safe harbor exemption is no longer available.

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

If we were deemed to be an investment company and could not find another safe harbor or exemption and failed to register as an investment company, the SEC could require us to sell our interests in Plug Power and SatCon, until the value of our holdings is reduced below 40% of total assets. This could result in sales of our holdings in quantities of shares at depressed prices and we may never realize anticipated benefits from, or may incur losses on, these sales.

Further, we may be unable to sell some holdings due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities when selling assets.

  Related Party Transactions

Management believes transactions among related parties are as fair to the Company as obtainable from unaffiliated third parties.

On December 20, 2002, as a condition of the agreement to exchange 8 million shares of the Company's common stock owned by FAC for 2,721,088 shares of the Plug Power common stock owned by the Company, FAC agreed not to sell its remaining shares of the Company for two years ("lock-up agreement")(see Note 18). MTI waived this lock-up agreement in late December 2002 to permit FAC to gift shares.

During the twelve months ended December 31, 2002, FAC sold 662,705 shares of the Company's common stock in the public markets and owned approximately 10.83% of the Company's common stock at December 31, 2002.

In July 2001, MTI Micro entered into a Joint Venture Agreement with Dupont, a minority shareholder in MTI Micro, solely to undertake a research and development program funded by the Advanced Technology Program ("ATP") of the National Institute of Standards and Technology ("NIST"). As the program administrator, MTI Micro submits all bills from Dupont to NIST for payment. In connection with NIST billings, as

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Related Party Transactions (Continued)

of December 31, 2002 and 2001, the Company has a liability to Dupont for approximately $173 and $101 thousand. The Company also purchases materials from Dupont; such purchases totaled $29, $5 and $2 thousand in 2002, the Transition Period and 2001, respectively. The Company has a liability for materials purchases to Dupont as of December 31, 2002 of $17 thousand. These liabilities are included in the financial statement line "Accrued liabilities - related parties."

In April 2000, the Company entered into a management services agreement with First Albany Corporation, a wholly owned subsidiary of FAC, to provide certain services on a month-to-month basis. Under this agreement, FAC bills services to the Company (phone, network, postage, etc.) on a cost reimbursement basis. Billings under these agreements amounted to approximately $11, $13, $33 and $30 thousand for 2002, the Transition Period, 2001 and 2000, respectively.

During fiscal 2000, FAC/Equities, a division of First Albany Corporation, provided financial advisory services in connection with the sale of Ling Electronics, Inc. and Ling Electronics Limited, subsidiaries, to SatCon, for which FAC/Equities was paid a fee of approximately $353 thousand.

Prior to acquiring its interest in Beacon Power, a SatCon affiliate, the Company made a one time $1.2 million bridge loan to Beacon Power in April 2000. This bridge loan was converted to equity as part of a $6 million capital contribution. As part of the bridge financing, the Company received warrants to purchase 12,000 shares of Beacon Power's common stock at $4.20 per share. In order to avoid violating the asset test under the Investment Company Act, the Company exercised the warrants on August 24, 2000 for approximately $50 thousand and received 12,000 shares of Beacon Power common stock.

In connection with the above bridge loan conversion, the Company received warrants to purchase shares of common stock, the exercise date, number of shares and exercise price of which was determined upon the consummation of an underwritten public offering of Beacon Power common stock. When Beacon Power completed its IPO, the warrant terms were set for the purchase of 1,333,333 shares of common stock at an exercise price of $2.25 per share exercisable as of November 17, 2000. The Company exercised the 1,333,333 warrants on a cash-less basis, on December 20, 2000, and received 985,507 shares of Beacon Power common stock.

The Company also received approximately $183 thousand in preferred stock dividends from Beacon Power during fiscal 2001 and $5 thousand in interest income from Beacon Power for bridge loan interest during fiscal 2000.

On September 28, 2001, the Company received 544,148 shares of Beacon Power Common Stock as a pro rata distribution by SatCon. The Company recognized a gain of $827 thousand on this dividend distribution.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Related Party Transactions (Continued)

Amounts receivable from an officer totaling approximately $38 thousand at September 30, 1999 was paid during fiscal 2000.

During 2000, the Company paid approximately $35 thousand to Plug Power in connection with a lease of office and manufacturing space. This lease terminated on November 24, 1999.

During fiscal 2000, the Company sold furniture and equipment to Plug Power totaling approximately $12 thousand.

Prior to becoming Vice President of Corporate Development, Catherine Hill's law firm, Catherine S. Hill, PLLC, served as general counsel to the Company. Billings for 2000 totaled approximately $141 thousand. Ms. Hill also received 30,000 stock options during 2000 with a Black-Scholes value of approximately $446 thousand.

The Company made cash infusions into related parties as follows:

	Year Ended	Three Months	Year Ended	Year Ended
	Dec. 31,	Ended Dec.31,	Sept. 30,	Sept. 30
(Dollars in thousands)	2002	2001	2001	2000
Plug Power	$ -	$ -	$ -	$20,500
SatCon	-	-	-	7,070
Beacon Power	-	-	-	6,050
	$ -	$ -	$ -	$33,620

On December 27, 2000, the Company entered into a Put and Call with FAC to provide independent credit support for repayment of the loan ("FAC Credit Enhancement") for which the Company paid a fee of $945 thousand. The FAC Credit Enhancement provided FAC with the option, if the price of Plug Power stock fell to $4 per share, to either purchase 6.3 million Plug Power shares pledged as collateral on the loan or take an assignment of KeyBank, N.A.'s rights under the $50 million Amended and Restated Credit Agreement. The FAC Credit Enhancement could be triggered in the event of a default and was amended on April 27, 2001, the original expiration date, to extend its expiration date to August 27, 2001. The Company paid a fee of $200 thousand for this amendment. The Company and FAC could renew the FAC Credit Enhancement on a monthly basis upon mutually agreeable terms. If the FAC Credit

Enhancement expired, and was not replaced, prior to November 3, 2001,

the loan would be immediately due and payable. Upon expiration of the FAC Credit Enhancement, mandatory repayments on any outstanding balance would be required if the Plug Power stock price fell below $20 per share. The FAC Credit Enhancement expired on August 27, 2001 and was not replaced since the Company amended and restated its Credit Agreement with KeyBank, N.A. on August 10, 2001, the $10 million Credit Agreement. The new KeyBank, N.A. agreement does not require a credit enhancement.

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

  Discontinued Operations

The sale of the Company's Technology Division, the sole component of the

Technology segment, to NYFM, Incorporated (a wholly-owned subsidiary of

Foster-Miller, Inc., a Waltham, Massachusetts-based technology company) was completed on March 31, 1998. Accordingly, the Company no longer includes Technology among its reportable business segments. The

Technology Division has been reported as a discontinued operation since December 26, 1997. In exchange for the Technology Division's assets, NYFM, Incorporated (a) agreed to pay the Company a percentage of gross sales on an annual basis for a period of five years after the sale as follows: yearly combined gross sales (in excess of $2.5 million) multiplied by .13, .053, .027, for years one, two and three-to-five, respectively; (b) assumed approximately $40 thousand of liabilities; and

(c) established a credit for warranty work of approximately $35 thousand. The Company received approximately $21 thousand as contingent sales proceeds from NYFM, Incorporated in 2002. This amount is included in the financial statement line, "Income from discontinued operations."

During the third quarter of 2002 and fourth quarter of 2000, the Company reversed $358 and $400 thousand, respectively, of the previously recorded loss on disposal of the Technology Division. The reversals include estimated reductions in warranty and accounts receivable reserves.

Discontinued operations consist of the following:
Three Months
	Year Ended	Ended	Year Ended	Year Ended
	Dec. 31,	Dec. 31,	Sept. 30,	Sept. 30,
(Dollars in thousands)	2002	2001	2001	2000
Sales	$ -	$ -	$ -	$ -
Income from discontinued
operations before income tax	21	-	-	-
Income tax (benefit)	-	-	-	-
Net income from discontinued
operations	$ 21	$ -	$ -	$ -
Gain on disposal of Division	$ 358	$ -	$ -	$ 400
Income tax expense	(154)	-	-	(157)
Net gain on disposal of Division	$ 225	$ -	$ -	$ 243

The liabilities of the Company's discontinued operations as of December 31, 2002 and 2001 were $0 and $356 thousand, respectively.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Sale of Division/Subsidiary

On October 21, 1999, the Company created a strategic alliance with SatCon Technology Corporation ("SatCon"). SatCon acquired Ling Electronics, Inc. and Ling Electronics, Ltd. ("Ling") from the Company and the Company agreed to provide cash support of approximately $7 million to SatCon. In consideration for the acquisition of Ling and the Company's cash support, the Company received 1,800,000 shares of SatCon's common stock. The Company also received warrants to purchase

36,000 and 64,000 shares of SatCon common stock on October 21, 1999 and January 31, 2000, respectively. The warrants were immediately exercisable at $7.84 (as adjusted for SatCon share distribution in September 2001) per share and expire on October 21, 2003 and January 31, 2004, respectively. As a part of the SatCon transaction, the Company issued to SatCon warrants to purchase 108,000 and 192,000 shares of the Company's stock on October 21, 1999 and January 31, 2000, respectively. The warrants were immediately exercisable at $12.56 per share and expire on October 21, 2003 and January 31, 2004, respectively. The estimated fair value of these warrants at the dates issued were $4.94 and $16.38 per share, respectively, using a Black-Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options.

The sale resulted in a $1.262 million gain, which was recorded in the first quarter of fiscal year 2000.

  Geographic and Segment Information

The Company sells its products on a worldwide basis with its principal markets listed in the table below where information on product revenue is summarized by geographic area for the Company as a whole:

(Dollars in thousands)
		Three Months
	Year Ended	Ended	Year Ended	Year Ended
	Dec. 31,	Dec. 31,	Sept. 30,	Sept. 30,
Geographic Area	2002	2001	2001	2000
Product revenue:
United States	$4,840	$1,095	$6,382	$4,362
Europe	76	8	176	185
Japan	248	67	358	397
Pacific Rim	128	74	243	387
Israel	58	-	-	-
China	-	-	38	88
Canada	-	-	47	20
Rest of World	12	2	54	119
Total product revenue	5,362	1,246	7,298	5,558
Funded research and development:
United States	1,573	90	-	-
Total revenue	$6,935	$1,336	$7,298	$5,558

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Geographic and Segment Information (Continued)

The percentage of total revenues contributed by class of product or service which constitutes more than 10% of consolidated sales in any period are shown below:
		Three Months
	Year Ended	Ended	Year Ended	Year Ended
	Dec. 31,	Dec. 31,	Sept. 30,	Sept. 30,
	2002	2001	2001	2000
(Dollars in thousands)
MTI Instruments Products:
Engine balancing systems	$2,346	$ 369	$1,088	$1,503
OEM	788	169	3,896	1,421
Capacitance probes and sensors	558	193	645	976
Fiber optic probes and sensors	644	49	524	563
Parts and service	606	93	517	450
Gages	253	301	382	343
Ling Products:
Vibration test equipment	-	-	-	140
Total	$5,195	$1,174	$7,052	$5,396

The Company operates in two business segments, New Energy and Test and Measurement Instrumentation. The New Energy segment develops new energy technologies and companies and is currently focused on commercializing direct methanol micro fuel cells. The Test and Measurement Instrumentation segment designs, manufactures, markets and services high performance test and measurement instruments and systems and computer-based balancing systems for aircraft engines; and prior to the sale of Ling in October 1999, vibration test systems and power conversion products. The Company's principal operations are located in North America.

The accounting policies of the New Energy and Test and Measurement Instrumentation segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes, accounting changes, items management does not deem relevant to segment performance, and interest income and expense. Inter-segment sales are not significant.

In the Test and Measurement Instrumentation Segment, in 2002, one customer accounted for $1.854 million or 34.6% of product revenues and a second customer accounted for $.546 million or 10.2% of product revenues; in the Transition Period one customer accounted for $.349 million or 28% of product revenues; in 2001, one customer accounted for $3.616 million or 49.5% of product revenues; and in 2000, one customer accounted for $1.16 million or 20.9% of product revenues and a second customer accounted for $620 thousand or 11.2% of product revenues. In 2002, one product line, engine balancing systems, accounted for 43.8% of product revenues compared to 14.9% in 2001. In 2001, one product line, OEM, accounted for 53% of product revenues compared to 26% in 2000.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items and items like income taxes or unusual items,

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Geographic and Segment Information (Continued)

which are not allocated to reportable segments. The reconciling items column includes minority interest in consolidated subsidiary and income tax allocation to equity in holdings' losses. In addition, segments'

noncash items include any depreciation and amortization in reported profit or loss. The New Energy segment figures include the Company's activities related to evaluating new energy technologies, companies and growth opportunities, micro fuel cell operations, the Company's holdings in Plug Power, SatCon and Beacon Power and the results of the Company's equity method of accounting for certain holdings. SatCon results are accounted for on a one-quarter lag except for sale of stock, which is affected as of the date of sale. The results for Plug Power and SatCon are derived from their unaudited quarterly and audited annual financial statements.

The Company's holdings in SatCon were accounted for on a one-quarter lag (through SatCon's quarter ended June 29, 2002) until accounting for the holding was changed on July 1, 2002 to fair value from the equity method. The accounting for the Company's holdings in Plug Power was changed on December 20, 2002 to fair value from the equity method (see Note 1).

(Dollars in thousands)		Test and
		Measurement		Reconciling	Consolidated
Year Ended December 31, 2002	New Energy	Instrumentation	Other	Items	Totals
Product revenue	$ -	$ 5,362	$ -	$ -	$ 5,362
Funded research and
development revenue	1,573	-	-	-	1,573
Research and product
development expenses	5,655	960	-	-	6,615
Selling, general and
administrative expenses	1,935	1,741	1,265	-	4,941
Equity in holdings' losses	(11,221)	-	-	4,550	(6,671)
Impairment losses	(8,127)	-	-	-	(8,127)
Segment (loss) profit from
continuing operations
before income taxes, equity
in holdings' losses and
minority interests	(509)	110	(1,170)	-	(1,569)
Segment (loss) profit	(11,730)	110	4,241	418	(6,961)
Total assets	39,723	2,657	10,004	-	52,384
Holdings, at equity	-	-	-	-	-
Securities available for sale	37,332	-	-	-	37,332
Capital expenditures	394	10	123	-	527
Depreciation and amortization	216	142	234	-	592

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Geographic and Segment Information (Continued)
(Dollars in thousands)		Test and
Three Months Ended		Measurement		Reconciling	Consolidated
December 31, 2001	New Energy	Instrumentation	Other	Items	Totals
Product revenue	$ -	$ 1,246	$ -	$ -	$ 1,246
Funded research and
development revenue	90	-	-	-	90
Research and product
development expenses	776	285	-	-	1,061
Selling, general and
administrative expenses	586	518	253	-	1,357
Equity in holdings' losses	(5,485)	-	-	2,169	(3,316)
Impairment losses	(15,433)	-	-	-	(15,433)
Segment (loss) profit from
continuing operations
before income taxes, equity
in holdings' losses and
minority interests	(16,909)	(326)	74	-	(17,161)
Segment (loss) profit	(22,394)	(326)	9,031	104	(13,585)
Total assets	47,074	2,529	6,745	-	56,348
Holdings, at equity	38,937	-	-	-	38,937
Securities available for sale	5,734	-	-	-	5,734
Capital expenditures	74	7	-	-	81
Depreciation and amortization	45	38	45	-	128

(Dollars in thousands)		Test and
		Measurement		Reconciling	Consolidated
Year Ended September 30, 2001	New Energy	Instrumentation	Other	Items	Totals
Product revenue	$ -	$ 7,298	$ -	$ -	$ 7,298
Funded research and
development revenue	-	-	-	-	-
Research and product
development expenses	2,381	1,303	-	-	3,684
Selling, general and
administrative expenses	3,111	1,947	1,101	-	6,159
Equity in holdings' losses	(26,794)	-	-	9,722	(17,072)
Segment profit (loss) from
continuing operations
before income taxes, equity
in holdings' losses and
minority interests	32,024	650	(11,938)	-	20,736
Segment profit (loss)	5,230	650	(2,162)	123	3,841
Total assets	59,455	2,596	9,206	-	71,257
Holdings, at equity	47,197	-	-	-	47,197
Securities available for sale	6,704	-	-	-	6,704
Capital expenditures	704	44	570	-	1,318
Depreciation and amortization	57	170	1,534	-	1,761

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Geographic and Segment Information (Continued)
(Dollars in thousands) Year Ended September 30, 2000	New Energy	Test and Measurement Instrumentation	Other	Reconciling Items	Consolidated Totals
Product revenue	$ -	$ 5,558	$ -	$ -	$ 5,558
Funded research and
development revenue	-	-	-	-	-
Research and product
development expenses	-	2,034	-	-	2,034
Selling, general and
administrative expenses	1,185	2,264	1,415	-	4,864
Equity in holdings' losses	(26,068)	-	-	10,219	(15,849)
Segment loss from
continuing operations
before income taxes, equity
in holdings' losses and
minority interests	(1,222)	(2,431)	(1,264)	-	(4,917)
Segment (loss) profit	(27,290)	(2,431)	11,125	-	(18,596)
Total assets	70,438	2,286	4,292	-	77,016
Holdings, at equity	64,356	-	-	-	64,356
Holdings, at cost	6,050	-	-	-	6,050
Capital expenditures	9	137	140	-	286
Depreciation and amortization	3	130	131	-	264

The following table presents the details of "Other" segment profit (loss):
(Dollars in thousands)	Year Ended Dec. 31, 2002	Three Months Ended Dec. 31, 2001	Year Ended Sept. 30, 2001	Year Ended Sept. 30, 2000
Corporate and other income (expenses):
Depreciation and amortization	$ (244)	$ (45)	$(1,534)	$ (131)
Interest expense	(46)	(15)	(1,970)	(1,943)
Interest income	102	29	384	463
Income tax benefit (expense)	5,032	8,957	(2,678)	12,146
Other (expense) income, net	(982)	105	3,636	(915)
Income from discontinued
operations, net	379	-	-	243
Gain on sale of division	-	-	-	1,262
Total income (expense)	$4,241	$9,031	$(2,162)	$11,125

  Subsequent Events

Sales of Holdings

From January 1 through March 24, 2003, the Company sold available for sale securities as follows:

(Dollars in thousands)
Company	Number of Shares Sold	Net Proceeds from Sales
Plug Power	500,000	$2,661
SatCon	89,000	87
		$2,748