Form 10-Q/A
period 2002-09-30
MECHANICAL TECHNOLOGY INC
filed 2003-04-29
CIK 64463

=====================================================================

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

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

Class	Outstanding at November 13, 2002
Common stock, $1.00 Par Value	35,577,260 Shares

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

INDEX

Part I - Financial Information	Page No.

Consolidated Balance Sheets - September 30, 2002, December 31, 2001 and September 30, 2001	3-4

Consolidated Statements of Operations - Three and nine months ended September 30, 2002 and 2001	5

Consolidated Statements of Shareholders' Equity - Nine months ended September 30, 2002 and 2001	6

Consolidated Statements of Cash Flows - Nine months ended September 30, 2002 and 2001	7

Notes to Consolidated Financial Statements	8-27

Management's Discussion and Analysis of Financial Condition and Results of Operations	28-43

Part II Other Information

Item 1 - Legal Proceedings	44
Item 6 - Exhibits and Reports on Form 8-K	45

Signatures	46
Certifications	47-48

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

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.

Mechanical Technology Incorporated

4/29/03 (Date)	s/Dale W. Church____ Dale W. Church Chief Executive Officer

4/29/03 (Date)	s/Cynthia A. Scheuer Cynthia A. Scheuer Vice President and Chief Financial Officer

CERTIFICATIONS

I, Dale W. Church, certify that:

        I have reviewed this quarterly report on Form 10-Q of Mechanical Technology Incorporated;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 29, 2003 /S/ DALE W. CHURCH
Dale W. Church

Chief Executive Officer

I, Cynthia A. Scheuer, certify that:

  I have reviewed this quarterly report on Form 10-Q of Mechanical Technology Incorporated;
  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
  The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act rules 13a-14 and 15d-14) for the registrant and we have:

  a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date");

and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

April 29, 2003 /S/ CYNTHIA A. SCHEUER
Cynthia A. Scheuer

Chief Financial Officer