Form 10-Q
period 2003-03-31
MECHANICAL TECHNOLOGY INC
filed 2003-05-15
CIK 64463

=====================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/X / Quarterly report pursuant to Section 13 or 15 (d) of the Securities

Exchange Act of 1934

For the quarterly period ended March 31, 2003

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

(518) 533-2200

(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at May 14, 2003
Common stock, $1.00 Par Value	27,639,135 Shares

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

INDEX

Part I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements Financial Statements of Mechanical Technology Incorporated

Consolidated Balance Sheets - March 31, 2003 (Unaudited) and December 31, 2002 (Audited)	3-4

Consolidated Statements of Operations - Three months ended March 31, 2003 and 2002 (Unaudited)	5

Consolidated Statements of Shareholders' Equity - Three months ended March 31, 2003 and 2002 (Unaudited)	6

Consolidated Statements of Cash Flows - Three months ended March 31, 2003 and 2002 (Unaudited)	7

Notes to Interim Consolidated Financial Statements (Unaudited)	8-23

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	24-36

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4. Controls and Procedures	36

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	37
Item 2. Changes in Securities and Use of Proceeds	37
Item 3. Defaults Upon Senior Securities	37
Item 4. Submission of Matters to a Vote of Security Holders	37
Item 5. Other Information	37
Item 6. Exhibits and Reports on Form 8-K	37

Signatures	38

Certifications	39 - 40

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2003 (Unaudited)

and December 31, 2002 (Audited)

(Dollars in thousands)

	Mar. 31,	Dec. 31,
	2003	2002
Assets
Current Assets:
Cash and cash equivalents	$ 8,169	$ 7,320
Securities available for sale	38,788	37,332
Accounts receivable	1,339	1,445
Inventories	1,344	1,378
Prepaid expenses and other current assets	818	668
Total Current Assets	50,458	48,143

Long Term Assets:
Derivative assets	-	6
Property, plant and equipment, net	1,570	1,558
Deferred income taxes	2,896	2,677
Notes receivable-noncurrent, less allowance of $660	-	-
Total Assets	$54,924	$52,384

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2003 (Unaudited)

and December 31, 2002 (Audited)

(Dollars in thousands, except share data)
	Mar. 31,	Dec. 31,
	2003	2002
Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable	$ 733	$ 761
Accrued liabilities	1,787	1,543
Accrued liabilities - related parties	55	190
Income taxes payable	64	92
Deferred income taxes	9,988	8,876
Total Current Liabilities	12,627	11,462
Long-Term Liabilities:
Other credits	24	24
Total Liabilities	12,651	11,486

Commitments and Contingencies
Minority interests	35	150

Shareholders' Equity:
Common stock, par value $1 per share, authorized 75,000,000; issued 35,659,385 in March 2003 and 35,648,135 in December 2002	35,659	35,648
Paid-in-capital	67,502	67,479
Accumulated deficit	(61,937)	(61,874)
	41,224	41,253
Accumulated Other Comprehensive Income:
Unrealized gain on securities available for sale, net of taxes	14,677	13,170
Restricted stock grant	(28)	(40)
Common stock in treasury, at cost, 8,020,250 shares	(13,635)	(13,635)
Total Shareholders' Equity	42,238	40,748
Total Liabilities and Shareholders' Equity	$ 54,924	$ 52,384

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share data)
	Three months ended
	Mar. 31,	Mar. 31,
	2003	2002
Revenue:
Product revenue	$ 1,283	$ 590
Funded research and development	522	172
Total revenue	1,805	762
Operating costs and expenses:
Cost of product revenue	555	412
Research and product development expenses:
Funded research and product development	820	345
Unfunded research and product development	951	1,023
Total research and product development expenses	1,771	1,368
Selling, general and administrative expenses	1,420	1,635
Operating loss	(1,941)	(2,653)
Interest expense	(3)	(12)
Loss on derivatives	(6)	(167)
Gain on sale of holdings, net	-	2,241
Gain on sale of securities available for sale, net	1,720	-
Impairment losses (Note 6)	-	(5,282)
Other (expense) income, net	(38)	9
Loss from operations before income taxes, equity in holdings' losses and minority interests	(268)	(5,864)
Income tax benefit	89	2,353
Equity in holdings' losses, net of tax	-	(1,866)
Minority interests in losses of consolidated subsidiary	116	121
Net loss	$ (63)	$ (5,256)
Loss per Share (Basic and Diluted):
Loss per share	$ (0.00)	$ (0.15)

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

(Dollars in thousands)
	Three months ended
	Mar. 31,	Mar. 31,
	2003	2002
COMMON STOCK
Balance, beginning	$ 35,648	$ 35,505
Issuance of shares - options	11	24
Balance, ending	$ 35,659	$ 35,529
PAID-IN-CAPITAL
Balance, beginning	$ 67,479	$ 67,045
Issuance of shares - options	9	(6)
MTI MicroFuel Cell investment	2	-
Plug Power holding, net of taxes	-	83
SatCon holding, net of taxes	-	(86)
Compensatory options	11	13
Stock option exercises recognized differently for financial reporting and tax purposes	1	25
Balance, ending	$ 67,502	$ 67,074
ACCUMULATED DEFICIT
Balance, beginning	$(61,874)	$(54,913)
Net loss	(63)	(5,256)
Balance, ending	$(61,937)	$(60,169)
ACCUMULATED OTHER COMPREHENSIVE INCOME:
UNREALIZED GAIN ON SECURITIES AVAILABLE FOR SALE,
NET OF TAXES
Balance, beginning	$ 13,170	$ -
Change in unrealized gain on securities available for sale, net of taxes	1,507	-
Balance, ending	$ 14,677	$ -
RESTRICTED STOCK GRANT
Balance, beginning	$ (40)	$ -
Grants vested	12	-
Balance, ending	$ (28)	$ -
TREASURY STOCK
Balance, beginning	$(13,635)	$ (29)
Balance, ending	$(13,635)	$ (29)
SHAREHOLDERS' EQUITY
Balance, ending	$ 42,238	$ 42,405
TOTAL COMPREHENSIVE INCOME (LOSS):
Net loss	$ (63)	$ (5,256)
Other comprehensive income:
Change in unrealized gain on securities available for sale, net of taxes	1,507	-
Total comprehensive income (loss)	$ 1,444	$ (5,256)

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)
	Three months ended
	Mar. 31, 2003	Mar. 31, 2002
Operating Activities
Net loss	$ (63)	$ (5,256)
Adjustments to reconcile net loss to
net cash used by operations:
Loss on derivatives	6	167
Impairment losses	-	5,282
Minority interests in losses of consolidated subsidiary	(116)	(121)
Depreciation and amortization	138	129
Gain on sale of holdings, net	-	(2,241)
Gain on sale of securities available for sale, net	(1,720)	-
Equity in holdings' losses, gross	-	3,115
Loss on disposal of fixed assets	-	5
Deferred income taxes and other credits	(111)	(3,591)
Stock based compensation	23	13
Changes in operating assets and liabilities:
Accounts receivable	106	297
Inventories	34	(95)
Prepaid expenses and other current assets	(147)	(264)
Accounts payable	(28)	(213)
Income taxes	(28)	3
Accrued liabilities - related parties	(135)	32
Accrued liabilities	244	190
Net cash used by operations	(1,797)	(2,548)
Investing Activities
Purchases of property, plant and equipment	(150)	(70)
Proceeds from sale of holdings	-	3,582
Proceeds from sale of securities available for sale	2,776	-
Principal payments from notes receivable	-	25
Net cash provided by investing activities	2,626	3,537
Financing Activities
Proceeds from stock option exercises	20	18
Net cash provided by financing activities	20	18
Increase in cash and cash equivalents	849	1,007
Cash and cash equivalents - beginning of period	7,320	4,127
Cash and cash equivalents - end of period	$ 8,169	$ 5,134

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Basis of Presentation

In the opinion of management the accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission and contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2002.

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

The Company performs funded research and development for government agencies and companies under cost reimbursement contracts, which generally require the Company to absorb up to 50% of the total costs incurred. Cost reimbursement contracts provide for the reimbursement of allowable costs. Revenues are generally recognized in proportion to the reimbursable costs incurred. When government agencies are providing funding they do not expect the government to be the only significant end user of the resulting products. These contracts do not require delivery of products that meet defined performance specifications, but are best efforts arrangements to achieve overall research and development objectives. Included in accounts receivable are billed and unbilled work-in-progress on cost reimbursed contracts.

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

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Significant Account Policies (Continued)

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

Stock Based Compensation

At March 31, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 15 of the financial statements and notes thereto for the year ended December 31, 2002. SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements. The Company accounts for stock-based compensation of employees under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and has elected the disclosure-only alternative under SFAS No. 123. The Company records the fair market value of stock options and warrants granted to non-employees in exchange for services in accordance with Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, in the Consolidated Statement of Operations. The Company does not intend to adopt the transition provisions of SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure.

The following table illustrates the effect on net loss and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Significant Accounting Policies (Continued)
(Dollars in thousands,	Three months ended
except per share data)	Mar. 31,	Mar. 31,
	2003	2002
Net loss, as reported	$ (63)	$ (5,256)
Add: Total stock-based employee
compensation expense already recorded in
financial statements, net of related tax
Effects	7	8
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(371)	(371)
Pro forma net loss	$ (427)	$(5,619)

Loss per share:
Basic and diluted - as reported	$ (0.00)	$ (0.15)
Basic and diluted - pro forma	$ (0.02)	$ (0.16)

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

  Contracts Receivable
  Included in accounts receivable are the following at:

Mar. 31,	Mar. 31,
(Dollars in thousands)	2003	2002
U.S. and State Government:
Amount billable	$ 298	$ 300
Amount billed	-	42
Retainage	35	25
	$ 333	$ 367

The balances billed but not paid by customers pursuant to retainage provisions in contracts are due upon completion of the contracts and acceptance by the customer. Based on the Company's experience, most retainage amounts are expected to be collected within the ensuing year.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Inventories

Inventories consist of the following at:
	Mar. 31,	Dec. 31,
(Dollars in thousands)	2003	2002
Finished goods	$ 310	$ 313
Work in process	298	253
Raw materials, components and assemblies	736	812
	$1,344	$1,378
  Securities Available for Sale

Securities available for sale are classified as current assets and accumulated net unrealized gains (losses) are charged to Other Comprehensive Income (Loss).

The principal components of the Company's securities available for sale consist of the following:

(Dollars in thousands, except stock price and share data)
				Quoted
				Market
	Book	Unrealized	Recorded	Price
Security	Basis	Gain (Loss)	Fair Value	Per NASDAQ	Ownership	Shares
March 31, 2003
Plug Power	$13,456	$24,865	$38,321	$ 5.06	15.10%	7,573,227
SatCon	869	(402)	467	0.72	3.80%	648,600
Total	$14,325	$24,463	$38,788
December 31, 2002
Plug Power	$14,344	$21,905	$36,249	$ 4.49	15.83%	8,073,227
SatCon	1,037	46	1,083	1.40	4.58%	773,600
Total	$15,381	$21,951	$37,332

The book basis roll forward of Plug Power and SatCon securities is as follows:

Plug Power

(Dollars in thousands)	Mar. 31,	Dec. 31,
	2003	2002
Securities available for sale, beginning of period	$14,344	$ -
Transfer asset from holdings, at equity on December 20, 2002	-	14,416
Sale of shares	(888)	(72)
Securities book basis	13,456	14,344
Unrealized gain on marketable securities	24,865	21,905
Securities available for sale, end of period	$38,321	$36,249

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Securities Available for Sale (Continued)

SatCon

(Dollars in thousands)	Mar. 31,	Dec. 31,
	2003	2002
Securities available for sale, beginning of period	$ 1,037	$ -
Transfer asset from holdings, at equity on July 1, 2002	-	2,193
Sale of shares	(168)	(488)
Impairment loss (Note 6)	-	(668)
Securities book basis	869	1,037
Unrealized (loss) gain on marketable securities	(402)	46
Securities available for sale, end of period	$ 467	$ 1,083
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

The slowing economy has had a negative impact on the equity value of companies in the new energy sector. In light of these circumstances and based on the results of the reviews described above, the Company recorded other than temporary impairment charges with respect to its holdings in publicly traded companies. Pre-tax impairment losses were recorded as follows:

	Three months ended
(Dollars in thousands)	Mar. 31, 2003	Mar. 31, 2002
Holdings, at equity (SatCon)	$ -	$(1,798)
Securities available for sale (Beacon)	-	(3,484)
	$ -	$(5,282)
  Income Taxes

The Company's effective income tax rate from operations, including equity in holdings' losses differed from the Federal statutory rate as follows:

	Three months ended
	Mar. 31, 2003	Mar. 31, 2002
Federal statutory tax rate	(34.00)%	(34.00)%
State taxes, net of federal tax
Effect	(.58)	(6.00)
Other, net	1.37	(.11)
Tax rate	(33.21)%	(40.11)%

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Income Taxes (Continued)

Income tax (benefit) expense consists of the following:

	Three months ended
(Dollars in thousands)	Mar. 31,	Mar. 31,
	2003	2002
Operations before equity in holdings' losses
Federal	$ -	$ -
State	22	(11)
Deferred	(111)	(2,342)
	(89)	(2,353)
Equity in holdings' losses
Federal	-	-
State	-	-
Deferred	-	(1,249)
	-	(1,249)
Total operations	$ (89)	$(3,602)
Items charged (credited) directly to stockholders' equity:
Increase in additional paid- in capital for equity holdings and warrants and options issued - Deferred	$ -	$ (2)
Increase in unrealized gain on available for sale securities - Deferred	1,005	-
Expenses for employee stock options recognized differently for financial reporting/tax purposes - Federal	(1)	(25)
	$ 1,004	$ (27)

The deferred tax assets and liabilities consist of the following tax effects relating to temporary differences and carryforwards:

(Dollars in thousands)	Mar. 31,	Dec. 31,
	2003	2002
Current deferred tax (liabilities) assets:
Bad debt reserve	$ 264	$ 264
Inventory valuation	12	12
Inventory capitalization	19	19
Securities available for sale	(10,786)	(9,659)
Vacation pay	94	94
Warranty and other sale obligations	26	22
Stock options	261	256
Other reserves and accruals	122	116
Net current deferred tax liabilities	$ (9,988)	$(8,876)
Noncurrent deferred tax assets (liabilities):
Net operating loss	$ 4,007	$ 3,790
Property, plant and equipment	(123)	(123)
Derivatives	-	(2)
Other	239	239
Research and development tax credit	459	459
Alternative minimum tax credit	150	150
4,732	4,513
Valuation allowance	(1,836)	(1,836)
Net noncurrent deferred tax assets	$ 2,896	$ 2,677

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Income Taxes (Continued)

The valuation allowance at March 31, 2003 and December 31, 2002 was $1.836 million. The valuation allowance reflects the estimate that it was more likely than not that certain net operating losses may be unavailable to offset future taxable income.

  Debt

As of March 31, 2003, the Company had a $10 million Credit Agreement with KeyBank, N.A. dated as of August 10, 2001 ("the $10 million Credit Agreement"). As of March 31, 2003, the Company had no outstanding debt and no availability under this line of credit because the market value of Plug Power common stock was $5.06 per share, which reduced the availability under this facility to zero.

  Earnings Per Share

The amounts used in computing earnings per share ("EPS") and the effect on income and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended
(Dollars in thousands, except	Mar. 31,	Mar. 31,
per share data)	2003	2002
Loss from operations	$ (63)	$(5,256)
Basic EPS:
Common shares outstanding, beginning of period	27,627,885	35,484,760
Unvested restricted common shares	(50,000)	-
Weighted average common shares issued during the period	9,250	24,350
Weighted average shares outstanding	27,587,135	35,509,110
Loss per weighted average share	$ (0.00)	$ (0.15)
Diluted EPS:
Common shares outstanding, beginning of period	27,627,885	35,484,760
Weighted average common shares issued during the period	9,250	24,350
Weighted average number of options	-	-
Weighted average number of warrants	-	-
Weighted average shares outstanding	27,637,135	35,509,110
Loss per weighted average share	$ (0.00)	$ (0.15)

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Earnings Per Share (Continued)

For the three months ended March 31, 2003, options to purchase 3,317,275 shares of common stock at prices ranging from $.54 to $21.92 per share and warrants to purchase 300,000 shares of common stock at $12.56 per share were outstanding but were not included in the computations of EPS-assuming dilution because the Company incurred losses during these periods and inclusion would be anti-dilutive. Additionally, under SFAS No. 128, Earnings per Share, 50,000 shares of non-vested restricted common stock, which vests solely upon continued service, were excluded from the computation of basic earnings per share.

For the three months ended March 31, 2002, options to purchase 3,175,050 shares of common stock at prices ranging from $.54 to $21.92 per share and warrants to purchase 300,000 shares of common stock at $12.56 per share were outstanding but were not included in the computations of EPS-assuming dilution because the Company incurred losses during these periods and inclusion would be anti-dilutive.

  Equity in Holdings' Losses, Net of Tax

  Equity in holdings' losses, net of tax, for holdings accounted for under the equity method is as follows:

	Three months ended
(Dollars in thousands)	Mar. 31,	Mar. 31,
	2003	2002
Plug Power	$ -	$(1,612)
SatCon	-	(254)
	$ -	$(1,866)
  Sale of Holdings

  The Company sold shares of the following holdings and recognized gains and proceeds as follows:
	Three months ended
	Mar. 31,	Mar. 31,
(Dollars in thousands, except shares)	2003	2002
Plug Power
Shares sold	-	300,000
Proceeds	$ -	$ 2,902
Gain on sales	$ -	$ 2,097

SatCon
Shares sold	-	112,500
Proceeds	$ -	$ 680
Gain on sales	$ -	$ 144

Total net gain on sales	$ -	$ 2,241

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Sale of Securities Available for Sale

  The Company sold shares of the following securities and recognized gains (losses) and proceeds as follows:
	Three months ended
	Mar. 31,	Mar. 31,
(Dollars in thousands, except shares)	2003	2002
Plug Power
Shares sold	500,000	-
Proceeds	$ 2,661	$ -
Gain on sales	$ 1,773	$ -

SatCon
Shares sold	125,000	-
Proceeds	$ 115	$ -
Loss on sales	$ (53)	$ -

Total net gain on sales	$ 1,720	$ -

  Cash Flows - Supplemental Information
	Three months ended
	Mar. 31,	Mar. 31,
(Dollars in thousands)	2003	2002
Non-cash Investing and Financing Activities:
Additional holdings and paid-in-capital resulting from other investors' activity in Plug Power Inc.	$ -	$ 139
Change in holdings and paid-in-capital resulting from other equity activity in SatCon Technology Corporation	-	(143)
Additional paid-in-capital resulting from stock option exercises treated differently for financial reporting and tax purposes	1	25
Change in investment and paid-in-capital resulting from Other investors' activity in MTI MicroFuel Cells Inc. stock	2	-
Prepaid material in exchange for investment in subsidiary	3	-

  Segment Information

The Company operates in two business segments, New Energy and Test and Measurement Instrumentation. The New Energy segment develops new energy technologies and companies and is currently focused on commercializing direct methanol micro fuel cells. The Test and Measurement Instrumentation segment designs, manufactures, markets and services high-performance test and measurement instruments and systems and computer-based balancing systems for aircraft engines.

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

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Segment Information (Continued)

"Reconciling Items" column includes minority interests in a consolidated subsidiary and income tax allocation to equity in holdings' losses. In addition, segments' noncash items include any depreciation and amortization in reported profit or loss. The New Energy segment figures include the Company's activities related to evaluating new energy technologies, companies and growth opportunities, micro fuel cell operations, the Company's holdings in Plug Power, SatCon and Beacon Power and the results of the Company's equity method of accounting for certain holdings. The results for Plug Power and SatCon were derived from their published quarterly and annual financial statements.

The Company's holdings in SatCon were accounted for on a one-quarter lag (through SatCon's quarter ended June 29, 2002) until accounting for the holding was changed on July 1, 2002 to fair value from the equity method. The sale of SatCon stock was affected as of the date of sale. The accounting for the Company's holdings in Plug Power was changed on December 20, 2002 to fair value from the equity method.
(Dollars in thousands)		Test and
		Measurement		Reconciling	Consolidated
Three months ended March 31, 2003	New Energy	Instrumentation	Other	Items	Totals
Product revenue	$ -	$1,283	$ -	$ -	$ 1,283
Funded research and development revenue	522	-	-	-	522
Research and product development expenses	1,543	228	-	-	1,771
Selling, general and administrative expenses	632	406	382	-	1,420
Segment profit (loss) from operations before income taxes, equity in holdings' losses and minority interests	16	50	(334)	-	(268)
Segment profit (loss)	16	50	(245)	116	(63)
Total assets	40,195	2,509	12,220	-	54,924
Securities available for sale	38,788	-	-	-	38,788
Capital expenditures	101	5	44	-	150
Depreciation and amortization	65	30	55	-	150

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Segment Information (Continued)
(Dollars in thousands)		Test and
		Measurement		Reconciling	Consolidated
Three months ended March 31, 2002	New Energy	Instrumentation	Other	Items	Totals
Product revenue	$ -	$ 590	$ -	$ -	$ 590
Funded research and development revenue	172	-	-	-	172
Research and product development expenses	1,102	266	-	-	1,368
Selling, general and administrative expenses	783	501	351	-	1,635
Equity in holdings' losses	(3,115)	-	-	1,249	(1,866)
Impairment losses	(5,282)	-	-	-	(5,282)
Segment loss from operations before income taxes, equity in holdings' losses and minority interests	(5,004)	(670)	(190)	-	(5,864)
Segment (loss) profit	(8,119)	(670)	3,412	121	(5,256)
Total assets	36,681	2,255	9,902	-	48,838
Holdings, at equity	32,679	-	-	-	32,679
Securities available for sale	2,250	-	-	-	2,250
Capital expenditures	30	-	40	-	70
Depreciation and amortization	46	36	47	-	129

The following table presents the details of "Other" segment (loss) profit:
	Three months ended
(Dollars in thousands)	Mar. 31,	Mar. 31,
	2003	2002
Corporate and Other Income (Expenses):
Depreciation and amortization	$ (55)	$ (47)
Interest expense	(3)	(12)
Interest income	13	26
Income tax benefit	89	3,602
Other expense, net	(289)	(157)
Total (expense) income	$ (245)	$3,412

  Related Party Transactions

In connection with NIST billings, as of March 31, 2003, the Company has a liability to Dupont (a minority shareholder in MTI Micro) for approximately $55 thousand. This liability is included in the financial statement line "Accrued liabilities - related parties."

  Effect of Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligation. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, an entity capitalizes a cost by increasing the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period and the

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Effect of Recent Accounting Pronouncements (Continued)

capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this Statement did not have a material impact on its consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement is effective for exit and disposal activities initiated after December 31, 2002. The adoption of this Statement did not have a material impact on its consolidated financial statements.

In November 2002, FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including

Indirect Guarantees of Indebtedness of Others, an interpretation of

FASB Statement No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 ("FIN 45"). FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 covers guarantee contracts that have any of the following four characteristics: (a) contracts that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, a liability, or an equity security of the guaranteed party (e.g., financial and market value guarantees), (b) contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement (performance guarantees), (c) indemnification agreements that contingently require the indemnifying party (guarantor) to make payments to the indemnified party (guaranteed party) based on changes in an underlying that is related to an asset, a liability, or an equity security of the indemnified party, such as an adverse judgment in a lawsuit or the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, and (d) indirect guarantees of the indebtedness of others. FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45's provisions for initial recognition and measurement but

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Effect of Recent Accounting Pronouncements (Continued)

are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The adoption of the Standard had no impact on the Company's consolidated financial statements and the Company began making required disclosures in its consolidated financial statements beginning December 31, 2002. The Company has made appropriate disclosures regarding warranties and future guarantees issued or modified will be recognized in the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure, an amendment to FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, SFAS No. 148 amends APB Opinion No. 28, Interim Financial

Reporting, to require disclosure about those effects in interim financial reporting. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. The Company does not intend to adopt the transition provisions of the Statement and began making all required disclosures as of December 31, 2002.

In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of the Standard, effective January 1, 2003, had no impact on the Company's consolidated financial statements and related disclosures.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Contingencies

Investment Company Act

Our securities available for sale constitute investment securities under the Investment Company Act. In general, a company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets, subject to certain exclusions and exemptions. Investment companies are subject to registration under, and compliance with, the Investment Company Act unless a particular exemption or safe harbor provision applies. If the Company was to be deemed an investment company, the Company would become subject to the requirements of the Investment Company Act. As a consequence, the Company would be prohibited from engaging in certain businesses or issuing certain securities, certain of our contracts might be voidable, and the Company might be subject to civil and criminal penalties for noncompliance.

Until fiscal 2001, the Company qualified for a safe harbor exemption under the Investment Company Act based upon the level of ownership of shares of Plug Power and influence over its management or policies.

However, since the Company sold some of its shares of Plug Power during fiscal 2001, this safe harbor exemption is no longer available.

On December 3, 2001, the Company made an application to the Securities and Exchange Commission ("SEC") requesting that they either declare that the Company is not an investment company because it is primarily engaged in another business or exempt it from the provisions of the Investment Company Act for a period of time. This application is pending. If the Company's application is not granted, the Company will have to find another safe harbor or exemption that it can qualify for, which may include a one-year safe harbor granted by the Investment Company Act, or become an investment company subject to the regulations of the Investment Company Act.

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

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Contingencies (Continued)

Litigation

On September 9, 1998, Barbara Lawrence, the Lawrence Group, Inc.

("Lawrence"), and certain other Lawrence-related entities ("Plaintiffs") initially filed suit in the Bankruptcy Court and the United States District Court for the Northern District of New York which were subsequently consolidated in the District Court, against First Albany Corporation, Mechanical Technology, Dale Church, Edward Dohring, Alan Goldberg, George McNamee, Beno Sternlicht, Marty Mastroianni (former President and Chief Operating Officer of the Company), and 33 other individuals ("Defendants") who purchased a total of 820,909 shares of the Company's stock from the Plaintiffs. The case concerns the Defendants' 1997 purchase of Mechanical Technology shares from the Plaintiffs at the price of $2.25 per share ($0.75 per share post split). FAC acted as Placement Agent for the Defendants in the negotiation and sale of the shares and in proceedings before the Bankruptcy Court for the Northern District of New York, which approved the sale in September 1997.

Plaintiffs claim that the Defendants failed to disclose material inside information concerning Plug Power, LLC to the Plaintiffs and therefore the $2.25 per share ($0.75 per share post split) purchase price was unfair. Plaintiffs are seeking damages of $5 million plus punitive damages and costs. In April 1999, Defendants filed a motion to dismiss the amended complaint, which was denied by the Bankruptcy Court. On appeal in October 2000, Plaintiffs' cause of action was dismissed by the United States District Court for the Northern District of New York. In November 2000, Plaintiffs filed an appeal of that dismissal with the United States Court of Appeals for the Second Circuit. In June 2002, the Second Circuit Court of Appeals reversed the District Court decision and remanded the case for further consideration of the Plaintiff's claims as motions to modify the Bankruptcy Court sale order. The Plaintiff's claims have now been referred back to Bankruptcy Court for such consideration. The

Company believes the claims have no merit and intends to defend them vigorously. The Company cannot predict the outcome of the claims nor reasonably estimate a range of possible loss given the current status of the litigation. Accordingly, no amounts have been reserved for this matter.

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

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Contingencies (Continued)

Future minimum rental payments required under noncancelable operating leases are (dollars in thousands): $418 remaining in 2003; $607 in 2004, $547 in 2005, $429 in 2006, $316 in 2007 and $605 thereafter.

Warranties

A reconciliation of changes in product warranty liabilities is as follows:
	Three months ended
	Mar. 31,	Mar. 31,
(Dollars in thousands)	2003	2002
Balance, beginning of period	$53	$81
Accruals for warranties issued	13	6
Accruals related to pre-existing warranties
(including changes in estimates)	-	-
Settlements made (in cash or in kind)	(1)	(7)
Balance, end of period	$65	$80

Licenses

The Company licenses, on a non-exclusive basis, certain DMFC technology from Los Alamos National Laboratory. Under this agreement, the Company is required to pay future minimum annual license fees of (dollars in thousands): $200 in 2004 and $250 in 2005. Once products are being sold, royalties will be based on 2% of the first $50 million of net sales, 1% on net sales in excess of $50 million but less than $100 million and .5% on net sales in excess of $100 million. License payments made in any year can be applied against royalties due and total annual fees in any year shall not exceed $1 million.

Employment Agreements

The Company has employment agreements with certain employees that provide severance payments and accelerated vesting of certain options upon termination of employment under certain circumstances, as defined. As of March 31, 2003, the Company's potential minimum obligation to these employees was approximately $971 thousand.

  Subsequent Events

Sales of Securities Available for Sale

From April 1 through May 14, 2003, the Company sold securities available for sale as follows:
(Dollars in thousands, except share data)
	Number of	Net Proceeds
Company	Shares Sold	From Sales
Plug Power	212,647	$1,057
SatCon	67,500	47
		$1,104

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

From inception through March 31, 2003, the Company has incurred net losses of $61.9 million and expects to incur losses as it continues micro fuel cell product development and commercialization programs. The Company expects that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, the number of prototypes produced, gains on sales of holdings and the operating results of MTI Instruments and MTI Micro.

Critical Accounting Policies and Significant Judgments and Estimates

The Company's discussion and analysis of its financial condition and results of its operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of

America. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, inventories, holdings and income taxes. The Company bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that the following are the Company's most critical accounting policies affected by the estimates and assumptions the Company must make in the preparation of its consolidated financial statements and related disclosures:

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

The Company performs funded research and development for government agencies and companies under cost reimbursement contracts, which generally require the Company to absorb up to 50% of the total costs incurred.  Cost reimbursement contracts provide for the reimbursement of allowable costs.  Revenues are generally recognized in proportion to the reimbursable costs incurred. When government agencies are providing funding they do not expect the government to be the only significant end user of the resulting products.  These contracts do not require delivery of products that meet defined performance specifications, but are best efforts arrangements to achieve overall research and development objectives. Included in accounts receivable are billed and unbilled work-in-progress on cost reimbursed contracts.

Inventory. The Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Impairment of Holdings and Securities Available for Sale. The Company holds minority interests in companies having operations or technology in areas within its strategic focus, all of which are publicly traded and have highly volatile share prices. The Company records an impairment charge when it believes a holding or security available for sale has experienced a decline in value that is other than temporary. If the Company determines that the decline in value is temporary, unrealized losses, net of income taxes, would be reported as a separate component of shareholders' equity.

Future adverse changes in market conditions or poor operating results of underlying holdings or securities available for sale could result in significant losses and an inability to recover the carrying value of the asset, thereby possibly requiring an impairment charge in the future.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance due to uncertainties related to our ability to utilize certain net deferred tax assets, primarily consisting of net operating losses being carried forward. The valuation allowance is based on estimates of the recoverability of certain net operating losses. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. The Company has recorded a $1.836 million valuation allowance against its net deferred tax assets of $4.732 million as of March 31, 2003, due to uncertainties related to its ability to utilize certain of these assets.

Results of Operations

Three Months Ended March 31, 2003 Compared to March 31, 2002

The following is management's discussion and analysis of certain significant factors, which have affected the Company's results of operations for the three-months ended March 31, 2003 compared to the three-months ended March 31, 2002.

Product Revenue. Product revenue in the Test and Measurement Segment for the three months ended March 31, 2003 totaled $1.283 million compared to $.590 million for the same period in the prior year, an increase of $.693 million, or 117.5%. This increase is primarily the result of increased sales to Aviation and General Gaging customers of $.469 and $.127 million, respectively, and other product line net increases of $.097 million.

Funded Research and Development Revenue. Funded research and development revenue in the New Energy Segment for the three months ended March 31, 2003 totaled $.522 million compared to $.172 million for the same period in the prior year, an increase of $.350 million, or 203.5%. These amounts reflect billings and amounts to be billed under government contracts for the research and development of micro fuel cells for use in portable electronics. This increase is the direct result of the NIST and NYSERDA contracts being fully underway compared to the prior year where the NIST contract was just starting.

Cost of Product Revenue. Cost of product revenue in Test and Measurement for the three months ended March 31, 2003 increased by $.143 million or 34.7% from $.412 million for the same period in the prior year to $.555 million. The increase was primarily due to increased sales.

Gross profit as a percentage of product revenue increased to 56.7% for the three months ended March 31, 2003 from 30.2% in the prior year. The gross profit percentage increased for the three months ended March 31, 2003 due to a change in the product mix at MTI Instruments and a reduction in overhead as compared to the same period in 2002 where overhead absorption was higher on lower overall sales levels.

Funded Research and Product Development Expenses. Funded research and product development expenses in New Energy increased by $.475 million or 137.7% to $.820 million for the three months ended March 31, 2003 from $.345 million for the same period in the prior year. The increased costs are attributable to increased development costs related to MTI Micro moving toward commercialization.

Unfunded Research and Product Development Expenses. Unfunded research and product development expenses decreased by $.072 million or 7.0% to

$.951 million for the three months ended March 31, 2003 from $1.023 million for the same period in the prior year. This decrease reflects a $.038 million reduction in product development costs for Test and Measurement due to reduced spending on development. The development of MTI Instrument's newest product, the Microtrak II, was completed and introduced during the third quarter of 2002. This decrease also includes a $.034 million decrease at New Energy as more costs are allocated to funded programs in 2003 than in 2002.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $.215 million to $1.420 million for the three months ended March 31, 2003 as compared to $1.635 million for the same period in the prior year, a 13.1% decrease. This decrease is primarily the result of a reduction in staffing levels at MTI Instruments and an increase in recovery of costs related to government contracts at MTI Micro.

Operating Loss. Operating loss decreased $.712 million to an operating loss of $1.941 million for the three months ended

March 31, 2003 as compared to $2.653 million for the same period in the prior year, a 26.8% decrease. This decrease in loss results primarily from increases in gross profits from product revenues, reduced staffing levels at MTI Instruments and an increase in funded research and development revenue at MTI Micro.

Loss on Derivatives. The Company recorded net losses of $6 thousand and $167 thousand on derivative accounting for the three months ended March 31, 2003 and 2002, respectively. Changes in derivative fair values, calculated using the Black-Scholes pricing model, are recorded on a quarterly basis.

Gain on Sale of Holdings, Net. Results in the prior year for the three months ended March 31, 2002 include a $2.241 million gain on the sale of holdings. The average selling price per share of Plug Power and SatCon was $9.67 and $6.04, respectively, in 2002.

Gain on Sale of Securities Available for Sale, Net. Results for the three months ended March 31, 2003 include a $1.720 million gain on the sale of securities available for sale. The average selling price per share of Plug Power and SatCon was $5.26 and $1.28, respectively, in 2003.

Impairment Losses. Impairment losses were not recorded during the three months ended March 31, 2003. For the three months ended March 31, 2002, the Company recorded a $5.282 million charge for impairment losses for other than temporary decline in the value of certain available-for-sale securities ($3.484 million) and equity method investments ($1.798 million).

Interest Expense. Results during the three months ended March 31, 2003 and 2002 were affected by interest expense of $3 and $12 thousand, respectively. The decrease in expense results from decreases in the amount of debt outstanding and prime interest rate.

Equity in Holdings' Losses, Net of Tax. In the three months ended March 31, 2002, the Company recorded a $1.866 million loss, net of tax, respectively, from the recognition of the Company's proportionate share of losses in equity holdings. Equity in holdings' losses results from the Company's minority ownership in certain companies, which are accounted for under the equity method of accounting. Under the equity method of accounting, the Company's proportionate share of each company's operating losses is included in equity in holdings' losses. Equity in holdings' losses for the three months ended March 31, 2002 includes the results from the Company's minority ownership in Plug Power and SatCon. Effective July 1, 2002, the Company's holdings in SatCon and as of December 20, 2002, the Company's holdings in Plug Power are accounted for using the fair value method as set forth in SFAS No. 115, Accounting for Certain Debt and Equity Securities. The Company is no longer required to record its share of any losses from SatCon or Plug Power and the holdings are carried at fair value, designated as available for sale, and any unrealized holding gains and losses are included in stockholders' equity as a component of accumulated other comprehensive income (loss).

Equity in holdings' losses includes a loss, before taxes, from Plug Power of $2.691 million for the three months ended March 31, 2002. Equity in holdings' losses, before taxes, for the three months ended March 31, 2002 also includes our proportionate share of losses from SatCon of $.424 million. SatCon was accounted for on a one-quarter lag until the accounting was changed to fair value from the equity method on July 1, 2002. Plug Power was accounted for under the equity method until the accounting was changed on December 20, 2002 to fair value.

Income Tax Benefit. The income tax benefit rate for the three months ended March 31, 2003 is 33.21% compared to the rate for the three months ended March 31, 2002 of 40.11%. These tax rates are primarily due to losses generated by operations. The valuation allowance at March 31, 2003 and December 31, 2002 was $1.836 million. The Company determined that it was more likely than not that the ultimate recognition of certain deferred tax assets would not be realized.

Further, as a result of ownership changes in 1996, the availability of $1.467 million of net operating loss carryforwards to offset future taxable income will be limited pursuant to the Internal Revenue Code.

Liquidity and Capital Resources

The Company has incurred significant losses as it continues micro fuel cell product development and commercialization programs. The Company expects that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, the number of prototypes produced, gains on sales of holdings and the operating results of MTI Instruments and MTI Micro. As of March 31, 2003, the Company had an accumulated deficit of $61.937 million. During the three months ended March 31, 2003, the Company incurred a loss of $63 thousand and used cash in operating activities totaling $1.797 million. This cash use in 2003 was funded by proceeds from sale of holdings totaling $2.776 million. The Company expects to continue to incur losses as it develops and commercializes micro fuel cells and it expects to continue funding its operations from the sales of holdings unless other sources of funding can be found.

The Company anticipates that it will be able to meet the liquidity needs of its continuing operations for the next year from current cash resources, cash flow generated by operations, sale of assets (securities available for sale) and equity financings, if deemed appropriate. However, there can be no assurance that the Company will not require additional financing within this time frame or that any additional financing will be available to the Company on terms acceptable to the Company, if at all. Cash used in operations is expected to total approximately $10.8 million for 2003. Further, cash used for capital expenditures is expected to total approximately $2.3 million in 2003. Based on current cash flow and revenue projections, and assuming current market values, the sale of available for sale securities and current cash and cash equivalents should be adequate to fund operations for another two to three years. The Company will also seek to provide additional resources through equity offerings and additional government revenues.

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

The future sale of holdings in Plug Power and SatCon will generate taxable income or loss which is different from book income or loss due to the tax bases in these assets being significantly different from their book bases. Book and tax bases as of March 31, 2003 are as follows:

		Average	Average
Holdings	Shares Held	Book Cost Basis	Tax Basis
Plug Power	7,573,227	$1.78	$0.96
SatCon	648,600	1.34	7.06

As of March 31, 2003, the Company has holdings in Plug Power and SatCon securities. Each of these securities is currently traded on the Nasdaq National Market and is therefore subject to stock market conditions. When acquired, each of these securities was unregistered. In February 2000, SatCon registered the securities acquired by the Company on a Form S-3. The stock in Plug Power is considered "restricted securities" as defined in Rule 144 and may be sold in the future without registration under the Securities Act subject to compliance with the provisions of Rule 144. Generally, restricted securities that have been owned for a period of at least one year may be sold immediately after an IPO, subject to the volume limitations of Rule 144. However, because of our ownership position, we are considered an "affiliate" of Plug Power and therefore are subject to the volume limitation of Rule 144, even if we have held the securities for two years or more.

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

Working capital was $37.83 million at March 31, 2003, a $1.15 million increase from $36.68 million at December 31, 2002. This increase is primarily the result of $1.5 million of fair value adjustments for securities available for sale and a $.8 million increase in cash primarily resulting from the sale of securities available for sale during the period offset by a $1.1 million increase in current deferred tax liabilities.

At March 31, 2003, the Company's order backlog was $.547 million, compared to $.446 million at December 31, 2002.

Inventory and accounts receivable (from product revenues) turnover ratios and their changes for the three months ended March 31 are as follows:
	2003	2002	Change
Inventory	.40	.26	.14
Accounts receivable (for product revenues)	1.86	1.53	.33

The changes in the inventory and accounts receivable turnover ratios are the result of increases in sales over the comparable prior year period.

Inventories at March 31, 2003 of $1.3 million reflect inventory levels for MTI Instruments required to support expected second quarter sales. Additionally, accounts receivable decreased by $.106 million in 2003 primarily due to lower monthly sales volume in March 2003 compared to December 2002.

Cash flow used by operating activities for the three months ended March 31, 2003 was $1.8 million compared with $2.5 million in the prior year.

Capital expenditures during the first three months of 2003 were $.150 million, an increase from the comparable period in 2002 where spending totaled $.070 million. Capital expenditures in 2003 included furniture, computer equipment, facilities fit-up, software, and manufacturing and laboratory equipment. Remaining capital expenditures in 2003 are expected to approximate $2.1 million, consisting of expenditures for facility expansion, computer, manufacturing and laboratory equipment. The Company expects to finance these expenditures with cash from operations and other sources.

Future minimum rental, license and royalty payments to LANL, as of March 31, 2003, under agreements with non-cancelable terms are as follows:
		Licenses/
	Operating	Royalties
	Leases	(A)	Total
(Dollars in thousands)

2003	$ 418	$ -	$ 418
2004	607	200	807
2005	547	250	797
2006	429	-	429
2007	316	-	316
Thereafter	605	-	605
Total commitments	$2,922	$ 450	$3,372

(A) Once products are sold under this agreement, royalties will be based on 2% of the first $50 million of net sales, 1% on net sales in excess of $50 million but less than $100 million and .5% on net sales in excess of $100 million. License payments made in any year can be applied against royalties due and total annual fees in any year shall not exceed $1 million.

Cash and cash equivalents were $8.2 million at March 31, 2003 compared to $7.3 million at December 31, 2002.

As of March 31, 2003, the Company had a $10 million Credit Agreement with KeyBank, N.A. dated as of August 10, 2001 ("the $10 million Credit Agreement"). The Company has no debt outstanding and no availability under this line of credit since the March 31, 2003 market value of Plug Power common stock was $5.06. Under the terms of the $10 million Credit Agreement, the Company has the ability to borrow under the facility if the market value of Plug Power common stock rises above $7 per share.

The $10 million Credit Agreement expires July 31, 2003 and the Company plans to pursue a new working capital line of credit during 2003. The Company has pledged two million shares of Plug Power common stock as collateral for the $10 million Credit Agreement. Additional collateral consisting of 500,000 shares of SatCon common stock was pledged in August 2001, when the market value of Plug Power common stock fell below $10 per share. At the Company's request, KeyBank released the SatCon stock on April 19, 2003.

The $10 million Credit Agreement requires the Company to meet certain covenants, including maintenance of a debt service reserve account

(equal to 3 months of interest payments on outstanding debt), minimum Plug Power share price and pledge additional collateral and maintain an additional collateral value, if required, based on the Plug Power share price falling below $10 per share. The Company was in compliance with these covenants as of March 31, 2003.

In 2003, the Company recognized a $1.720 million net gain on the sale of its securities available for sale. This gain related to the Company's previously announced strategy to raise additional capital through equity offerings and the sale of its assets in order to fund its micro fuel cell operations.

As of March 31, 2003, the Company has sold .500 million shares of Plug Power common stock with proceeds totaling $2.661 million and gains totaling $1.773 million and .125 million shares of SatCon common stock with proceeds totaling $.115 million and losses totaling $53 thousand. Taxes on the net gains will be offset by the Company's operating losses. As of March 31, 2003, the Company estimates its remaining net operating loss carryforwards to be approximately $10.2 million.

From April 1 through May 14, 2003, the Company sold available for sale securities as follows:
(Dollars in thousands, except share data)
	Number of	Net Proceeds
Company	Shares Sold	from Sales
Plug Power	212,647	$1,057
SatCon	67,500	47
		$1,104

The Company and its partners have begun the second year of a $4.6 million Advanced Technology Program ("ATP") of the National Institute of Standards and Technology ("NIST"). The award is to carry out a two-and-a-half-year, $9.3 million cost-shared program to research and develop a micro fuel cell for use in portable electronics. The program began October 1, 2001 and, during 2003, the Company expects to receive approximately $1.6 million in NIST grant revenues.

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

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees,

Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 ("FIN 45"). FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 covers guarantee contracts that have any of the following four characteristics: (a) contracts that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, a liability, or an equity security of the guaranteed party (e.g., financial and market value guarantees), (b) contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement (performance guarantees), (c) indemnification agreements that contingently require the indemnifying party (guarantor) to make payments to the indemnified party (guaranteed party) based on changes in an underlying that is related to an asset, a liability, or an equity security of the indemnified party, such as an adverse judgment in a lawsuit or the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, and (d) indirect guarantees of the indebtedness of others. FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45's provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The Company began making required disclosures in its consolidated financial statements beginning December 31, 2002. The Company has made appropriate disclosures regarding warranties and future quarters issued or modified will be recognized in the Company's consolidated financial statements.

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock Based Compensation-Transition and Disclosure, an amendment to FASB Statement No. 123. This Statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Finally, SFAS No. 148 amends APB Opinion No. 28, Interim Financial

Reporting, to require disclosure about those effects in interim financial reporting. For entities that voluntarily change to the fair value based method of accounting for stock-based employee compensation, the transition provisions are effective for fiscal years ending after December 15, 2002. For all other companies, the disclosure provisions and the amendment to APB No. 28 are effective for interim periods beginning after December 15, 2002. The Company does not intend to adopt the transition provisions of the Statement and began making required disclosures in its consolidated financial statements beginning December 31, 2002.

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

Statement Concerning Forward Looking Statements

This Quarterly Report on Form 10-Q contains and incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. You can identify forward-looking statements through our use of the words "expect," "anticipate," "believe," "should," "could," "may," "will," and other similar words, whether in the negative or the affirmative. Statements containing these, or similar words, are our predictions, expectations, plans and intentions of what may occur in the future. All statements that are not historical fact should be deemed to be forward-looking statements. We believe it is important to communicate our future expectations to our investors; however, our actual results could differ materially from the predictions, expectations, plans and intentions we have shared with our investors in such forward-looking statements. Such risks include, among others, 1) our need to raise additional financing; 2) difficulties in developing and acquiring new technologies; 3) risks related to developing DMFC's; 4) market acceptance of DMFC's; 5) our dependence on the success of our portfolio companies; 6) our history of losses; 7) the historical volatility of our stock price; 8) the risk we may become an inadvertent investment company; 9) and general market conditions.

Readers should not rely on our forward-looking statements. These and other risks are set forth in greater detail in the "Risk Factors" section of our Annual Report on Form 10-K, which is incorporated herein by reference. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of our Annual Report on Form 10-K, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Item 4. Controls and Procedures

(a) Evaluation of disclosure controls and procedures. Based on their evaluation of our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934)as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

(b) Changes in internal controls. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their most recent evaluation.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

At any point in time, the Company and its subsidiaries may be involved in various lawsuits or other legal proceedings; these could arise from the sale of products or services or from other matters relating to its regular business activities, compliance with various governmental regulations and requirements, or other transactions or circumstances. The Company does not believe there are any such proceedings presently pending, which could have a material adverse effect on the Company's financial condition except for the matters described in Note 16 of the Notes to Interim Consolidated Financial Statements.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
Exhibit No.	Description
99.17.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.17.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

No reports on Form 8-K were filed during the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mechanical Technology Incorporated

05/15/03 (Date)	s/Dale W. Church____ Dale W. Church Chief Executive Officer

05/15/03 (Date)	s/Cynthia A. Scheuer Cynthia A. Scheuer Vice President and Chief Financial Officer

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

  The registrant's other certifying officers and I have disclosed,

based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

May 15, 2003 /S/ DALE W. CHURCH
Dale W. Church

Chief Executive Officer

I, Cynthia A. Scheuer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Mechanical Technology Incorporated;

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

  The registrant's other certifying officers and I have disclosed,

based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

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

May 15, 2003 /S/ CYNTHIA A. SCHEUER Dale W. Church

Cynthia A. Scheuer

Chief Financial Officer