Form 10-Q
period 2003-06-30
MECHANICAL TECHNOLOGY INC
filed 2003-08-13
CIK 64463

====================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/X / Quarterly report pursuant to Section 13 or 15 (d) of the Securities

Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at August 12, 2003
Common stock, $1.00 Par Value	27,639,260 Shares

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

INDEX

Part I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements Financial Statements of Mechanical Technology Incorporated

Consolidated Balance Sheets - June 30, 2003 (Unaudited) and December 31, 2002 (Audited)	3-4

Consolidated Statements of Operations - Three and six months ended June 30, 2003 and 2002 (Unaudited)	5

Consolidated Statements of Shareholders' Equity - Six months ended June 30, 2003 and 2002 (Unaudited)	6

Consolidated Statements of Cash Flows - Six months ended June 30, 2003 and 2002 (Unaudited)	7

Notes to Interim Consolidated Financial Statements (Unaudited)	8-25

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	26-38

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38-39

Item 4. Controls and Procedures	39

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	40-41
Item 2. Changes in Securities and Use of Proceeds	41
Item 3. Defaults Upon Senior Securities	41
Item 4. Submission of Matters to a Vote of Security Holders	41-42
Item 5. Other Information	42
Item 6. Exhibits and Reports on Form 8-K	42

Signatures	43

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2003 (Unaudited)

and December 31, 2002 (Audited)

(Dollars in thousands)

	June 30,	Dec. 31,
	2003	2002
Assets
Current Assets:
Cash and cash equivalents	$ 8,542	$ 7,320
Securities available for sale	33,392	37,332
Accounts receivable	1,103	1,445
Inventories	1,397	1,378
Prepaid expenses and other current assets	997	668
Total Current Assets	45,431	48,143

Long Term Assets:
Derivative assets	-	6
Property, plant and equipment, net	1,790	1,558
Deferred income taxes	2,963	2,677
Notes receivable-noncurrent, less allowance of $660	-	-
Total Assets	$50,184	$52,384

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of June 30, 2003 (Unaudited)

and December 31, 2002 (Audited)

(Dollars in thousands, except share data)
	June 30,	Dec. 31,
	2003	2002
Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable	$ 681	$ 761
Accrued liabilities	1,650	1,543
Accrued liabilities - related parties	105	190
Income taxes payable	67	92
Deferred income taxes	8,180	8,876
Total Current Liabilities	10,683	11,462
Long-Term Liabilities:
Other credits	24	24
Total Liabilities	10,707	11,486

Commitments and Contingencies
Minority interests	-	150

Shareholders' Equity:
Common stock, par value $1 per share, authorized 75,000,000; issued 35,659,510 in June 2003 and 35,648,135 in December 2002	35,659	35,648
Paid-in-capital	67,513	67,479
Accumulated deficit	(62,323)	(61,874)
	40,849	41,253
Accumulated Other Comprehensive Income:
Unrealized gain on securities available for sale, net of taxes	12,278	13,170
Restricted stock grant	(15)	(40)
Common stock in treasury, at cost, 8,020,250 shares	(13,635)	(13,635)
Total Shareholders' Equity	39,477	40,748
Total Liabilities and Shareholders' Equity	$ 50,184	$ 52,384

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share data)
	Three months ended		Six months ended
	June 30,	June 30,	June 30	June 30,
	2003	2002	2003	2002
Revenue:
Product revenue	$ 1,423	$ 1,595	$ 2,706	$ 2,185
Funded research and development	590	385	1,112	557
Total revenue	2,013	1,980	3,818	2,742
Operating costs and expenses:
Cost of product revenue	558	838	1,113	1,250
Research and product development expenses:
Funded research and product development	803	672	1,623	1,017
Unfunded research and product development	1,280	1,095	2,231	2,118
Total research and product development expenses	2,083	1,767	3,854	3,135
Selling, general and administrative expenses	1,260	1,023	2,680	2,658
Operating loss	(1,888)	(1,648)	(3,829)	(4,301)
Interest expense	(4)	(12)	(7)	(24)
Loss on derivatives	-	(11)	(6)	(178)
Gain on sale of securities available for sale, net	1,640	-	3,360	-
Gain on sale of holdings, net	-	2,369	-	4,610
Impairment losses (Note 6)	(418)	(1,900)	(418)	(7,182)
Other (expense) income, net	(26)	4	(64)	13
Loss from continuing operations before income taxes, equity in holdings' losses and minority interests	(696)	(1,198)	(964)	(7,062)
Income tax benefit (expense)	262	(492)	351	1,861
Equity in holdings' losses, net of tax	-	(4,374)	-	(6,240)
Minority interests in losses of consolidated subsidiary	35	108	151	229
Loss from continuing operations	(399)	(5,956)	(462)	(11,212)
Income from discontinued operations, net of tax	13	-	13	-
Net loss	$ (386)	$(5,956)	$ (449)	$(11,212)
Loss per share (Basic and Diluted):
Loss per share from continuing operations	$ (0.01)	$ (0.17)	$ (0.02)	$ (0.32)
Income per share from discontinued operations	-	-	-	-
Loss per share	$ (0.01)	$ (0.17)	$ (0.02)	$ (0.32)

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

(Dollars in thousands)

	Six months ended
	June 30,	June 30,
	2003	2002
COMMON STOCK
Balance, beginning	$ 35,648	$ 35,505
Issuance of shares - options	11	42
Balance, ending	$ 35,659	$ 35,547
PAID-IN-CAPITAL
Balance, beginning	$ 67,479	$ 67,045
Issuance of shares - options	9	(2)
MTI MicroFuel Cell investment	3	-
Plug Power holding, net of taxes	-	578
SatCon holding, net of taxes	-	(128)
Compensatory options	21	25
Stock option exercises recognized differently for financial reporting and tax purposes	1	-
Balance, ending	$ 67,513	$ 67,518
ACCUMULATED DEFICIT
Balance, beginning	$(61,874)	$(54,913)
Net loss	(449)	(11,212)
Balance, ending	$(62,323)	$(66,125)
ACCUMULATED OTHER COMPREHENSIVE INCOME:
UNREALIZED GAIN ON SECURITIES AVAILABLE FOR SALE,
NET OF TAXES
Balance, beginning	$ 13,170	$ -
Change in unrealized gain on securities available for sale, net of taxes	(892)	-
Balance, ending	$ 12,278	$ -
RESTRICTED STOCK GRANT
Balance, beginning	$ (40)	$ -
Grants vested	25	-
Balance, ending	$ (15)	$ -
TREASURY STOCK
Balance, beginning	$(13,635)	$ (29)
Balance, ending	$(13,635)	$ (29)
SHAREHOLDERS' EQUITY
Balance, ending	$ 39,477	$ 36,911
TOTAL COMPREHENSIVE LOSS:
Net loss	$ (449)	$(11,212)
Other comprehensive loss:
Change in unrealized gain on securities available for sale, net of taxes	(892)	-
Total comprehensive loss	$ (1,341)	$(11,212)

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)
	Six months ended
	June 30, 2003	June 30, 2002
Operating Activities
Net loss excluding discontinued operations	$ (462)	$(11,212)
Adjustments to reconcile net loss to
net cash used by operations:
Loss on derivatives	6	178
Impairment losses	418	7,182
Minority interests in losses of consolidated Subsidiary	(151)	(229)
Depreciation and amortization	272	266
Gain on sale of securities available for sale, net	(3,360)	-
Gain on sale of holdings, net	-	(4,610)
Equity in holdings' losses, gross	-	6,218
Loss on disposal of fixed assets	3	3
Deferred income taxes and other credits	(395)	(1,918)
Stock based compensation	46	25
Changes in operating assets and liabilities net of effects from discontinued operations:
Accounts receivable	342	(467)
Inventories	(19)	163
Prepaid expenses and other current assets	(326)	(729)
Accounts payable	(78)	(64)
Income taxes	(25)	409
Accrued liabilities - related parties	(85)	30
Accrued liabilities	107	(21)
Net cash used by operating activities excluding discontinued operations	(3,707)	(4,776)
Discontinued operations:
Income from discontinued operations	13	-
Deferred income taxes and other credits	8	-
Net cash provided by discontinued operations	21	-
Net cash used by operating activities	(3,686)	(4,776)
Investing Activities
Purchases of property, plant and equipment	(507)	(226)
Proceeds from sale of securities available for sale	5,394	-
Proceeds from sale of holdings	-	6,986
Principal payments from notes receivable	-	25
Net change in restricted cash equivalents	-	1
Net cash provided by investing activities	4,887	6,786
Financing Activities
Net proceeds from subsidiary stock issuances	1	-
Proceeds from stock option exercises	20	40
Net cash provided by financing activities	21	40
Increase in cash and cash equivalents	1,222	2,050
Cash and cash equivalents - beginning of period	7,320	4,127
Cash and cash equivalents - end of period	$ 8,542	$ 6,177

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

While the Company's accounting for these contract costs is subject to audit by the sponsoring entity, in the opinion of management, no material adjustments are expected as a result of such audits. Cost of product revenue includes material, labor and overhead. Costs incurred in connection with funded research and development arrangements are included in funded research and product development expenses.

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

Stock Based Compensation

At June 30, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 15 of the financial statements and notes thereto for the year ended December 31, 2002. SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements. The Company accounts for stock-based compensation of employees under the intrinsic value method of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and has elected the disclosure-only alternative under SFAS No. 123. The Company records the fair market value of stock options and warrants granted to non-employees in exchange for services in accordance with Emerging Issues Task Force (EITF) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, in the Consolidated Statement of Operations. The Company has adopted the disclosure provisions but does not intend to adopt the transition provisions of SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure.

The following table illustrates the effect on net loss and earnings per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Significant Accounting Policies (Continued)
(Dollars in thousands,	Three months ended		Six months ended
except per share data)	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002
Net loss, as reported	$ (386)	$ (5,956)	$ (449)	$(11,212)
Add: Total stock-based employee
compensation expense already recorded in
financial statements, net of related tax
Effects	7	8	14	22
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(318)	(597)	(678)	(1,404)
Pro forma net loss	$ (697)	$(6,545)	$(1,113)	$(12,594)

Loss per share:
Basic and diluted - as reported	$ (0.01)	$ (0.17)	$ (0.02)	$ (0.32)
Basic and diluted - pro forma	$ (0.03)	$ (0.18)	$ (0.04)	$ (0.35)

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

  Contracts Receivable
  Included in accounts receivable are the following at:

June 30,	Dec. 31,
(Dollars in thousands)	2003	2002
U.S. and State Government:
Amount billable	$ 184	$ 300
Amount billed	101	42
Retainage	48	25
	$ 333	$ 367

The balances billed but not paid by customers pursuant to retainage provisions in contracts are due upon completion of the contracts and acceptance by the customer. Based on the Company's experience, most retainage amounts are expected to be collected within the ensuing year.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Inventories

Inventories consist of the following at:
	June 30,	Dec. 31,
(Dollars in thousands)	2003	2002
Finished goods	$ 365	$ 313
Work in process	326	253
Raw materials, components and assemblies	706	812
	$1,397	$1,378
  Securities Available for Sale

Securities available for sale are classified as current assets and accumulated net unrealized gains (losses) are charged to Other Comprehensive Income (Loss).

The principal components of the Company's securities available for sale consist of the following:

(Dollars in thousands, except stock price and share data)
				Quoted
				Market
	Book	Unrealized	Recorded	Price
Security	Basis	Gain (Loss)	Fair Value	Per NASDAQ	Ownership	Shares
June 30, 2003
Plug Power	$12,568	$20,464	$33,032	$ 4.67	11.80%	7,073,227
SatCon	360	-	360	0.62	3.10%	581,100
Total	$12,928	$20,464	$33,392
December 31, 2002
Plug Power	$14,344	$21,905	$36,249	$ 4.49	15.83%	8,073,227
SatCon	1,037	46	1,083	1.40	4.58%	773,600
Total	$15,381	$21,951	$37,332

The book basis roll forward of Plug Power and SatCon securities is as follows:

Plug Power

(Dollars in thousands)	June 30,	Dec. 31,
	2003	2002
Securities available for sale, beginning of period	$14,344	$ -
Transfer asset from holdings, at equity on December 20, 2002	-	14,416
Sale of shares	(1,776)	(72)
Securities book basis	12,568	14,344
Unrealized gain on marketable securities	20,464	21,905
Securities available for sale, end of period	$33,032	$36,249

SatCon

(Dollars in thousands)	June 30,	Dec. 31,
	2003	2002
Securities available for sale, beginning of period	$1,037	$ -
Transfer asset from holdings, at equity on July 1, 2002	-	2,193
Sale of shares	(259)	(488)
Impairment loss (Note 6)	(418)	(668)
Securities book basis	360	1,037
Unrealized gain on marketable securities	-	46
Securities available for sale, end of period	$ 360	$1,083

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Impairment Losses

The Company regularly reviews its securities available for sale and holdings to determine if any declines in value of those securities or holdings are other than temporary. The Company assesses whether declines in the value of its securities and holdings in publicly traded companies, measured by comparison of the current market price of the securities to the carrying value of the Company's securities and holdings, are considered to be other than temporary based on factors that include (1) the length of time carrying value exceeds fair market value, (2) the Company's assessment of the financial condition and the near term prospects of the companies, and (3) the Company's intent with respect to the securities and holdings.

The sluggish economy has had a negative impact on the equity value of companies in the new energy sector. In light of these circumstances and based on the results of the reviews described above, the Company recorded other than temporary impairment charges with respect to its securities and holdings in publicly traded companies. Pre-tax impairment losses were recorded as follows:

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Holdings, at equity: SatCon	$ -	$ (620)	$ -	$(2,418)
Securities available for sale:
SatCon	(418)	-	(418)	-
Beacon	-	(1,280)	-	(4,764)
	$(418)	$(1,900)	$(418)	$(7,182)
  Income Taxes

The Company's effective income tax rate from operations, including equity in holdings' losses differed from the Federal statutory rate as follows:

	Three months ended		Six months ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Federal statutory tax rate	(34.00)%	(34.00)%	(34.00)%	(34.00)%
State taxes, net of federal tax
Effect	(3.85)	2.67	(2.92)	(3.24)
Change in valuation allowance	-	88.82	-	28.77
Other, net	0.22	(16.53)	0.55	(5.38)
Tax rate	(37.63)%	40.96%	(36.37)%	(13.85)%

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Income Taxes (Continued)

Income tax (benefit) expense consists of the following:

	Three months ended		Six months ended
(Dollars in thousands)	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002
Operations before equity in holdings' losses
Federal	$ -	$ (475)	$ -	$ (475)
State	22	565	44	555
Deferred	(284)	402	(395)	(1,941)
	(262)	492	(351)	(1,861)
Equity in holdings' losses
Federal	-	-	-	-
State	-	-	-	-
Deferred	-	1,271	-	22
	-	1,271	-	22
Total continuing operations	(262)	1,763	(351)	(1,839)
Discontinued operations
Federal	-	-	-	-
State	-	-	-	-
Deferred	8	-	8	-
Total discontinued operations	8	-	8	-
Total	$ (254)	$1,763	$(343)	$(1,839)
Items charged (credited) directly to stockholders' equity:
Increase in additional paid- in capital for equity holdings and warrants and options issued - Deferred	$ -	$ (2)	$ -	$ -
Increase in unrealized gain on available for sale securities - Deferred	(1,599)	-	(595)	-
Expenses for employee stock options recognized differently for financial reporting/tax purposes - Federal	-	(25)	(1)	-
	$(1,599)	$ (27)	$(596)	$ -

The deferred tax assets and liabilities consist of the following tax effects relating to temporary differences and carryforwards:

(Dollars in thousands)	June 30,	Dec. 31,
	2003	2002
Current deferred tax (liabilities) assets:
Bad debt reserve	$ 264	$ 264
Inventory valuation	25	12
Inventory capitalization	19	19
Securities available for sale	(9,010)	(9,659)
Vacation pay	124	94
Warranty and other sale obligations	29	22
Stock options	265	256
Other reserves and accruals	104	116
Net current deferred tax liabilities	$(8,180)	$(8,876)

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Income Taxes (Continued)

(Dollars in thousands)	June 30,	Dec. 31,
	2003	2002
Noncurrent deferred tax assets (liabilities):
Net operating loss	$ 4,074	$ 3,790
Property, plant and equipment	(123)	(123)
Derivatives	-	(2)
Other	239	239
Research and development tax credit	459	459
Alternative minimum tax credit	150	150
	4,799	4,513
Valuation allowance	(1,836)	(1,836)
Net noncurrent deferred tax assets	$ 2,963	$ 2,677

The valuation allowance at June 30, 2003 and December 31, 2002 was $1.836 million. The valuation allowance reflects the estimate that it was more likely than not that certain net operating losses may be unavailable to offset future taxable income.

  Debt

As of June 30, 2003, the Company had a $10 million Credit Agreement with KeyBank, N.A. dated as of August 10, 2001 ("the $10 million Credit Agreement"). As of June 30, 2003, the Company had no outstanding debt and no availability under this line of credit because the market value of Plug Power common stock was $4.67 per share, which reduced the availability under this facility to zero. The $10 million Credit Agreement expired on July 31, 2003.

  Earnings Per Share

The amounts used in computing earnings per share ("EPS") and the effect on income and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended		Six months ended
(Dollars in thousands, except	June 30,	June 30,	June 30,	June 30,
per share data)	2003	2002	2003	2002
Loss from continuing operations	$ (399)	$(5,956)	$ (462)	$(11,212)
Basic EPS:
Common shares outstanding, beginning of period	27,639,135	35,509,110	27,627,885	35,484,760
Unvested restricted common shares	(50,000)	-	(50,000)	-
Weighted average common shares issued during the period	40	15,900	10,276	23,016
Weighted average shares outstanding	27,589,175	35,525,010	27,588,161	35,507,776
Loss per weighted average share	$ (0.01)	$ (0.17)	$ (0.02)	$ (0.32)
Diluted EPS:
Common shares outstanding, beginning of period	27,639,135	35,509,110	27,627,885	35,484,760
Unvested restricted common shares	(50,000)	-	(50,000)	-
Weighted average common shares issued during the period	40	15,900	10,276	23,016
Weighted average number of options	-	-	-	-
Weighted average number of warrants	-	-	-	-
Weighted average shares outstanding	27,589,175	35,525,010	27,588,161	35,507,776
Loss per weighted average share	$ (0.01)	$ (0.17)	$ (0.02)	$ (0.32)

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Earnings Per Share (Continued)

For the three and six months ended June 30, 2003, options to purchase 3,728,900 shares of common stock at prices ranging from $.54 to $21.92 per share and warrants to purchase 300,000 shares of common stock at $12.56 per share were outstanding but were not included in the computations of EPS-assuming dilution because the Company incurred losses during these periods and inclusion would be anti-dilutive. Additionally, under SFAS No. 128, Earnings per Share, 50,000 shares of non-vested restricted common stock, which vests solely upon continued service, were excluded from the computation of basic and fully diluted earnings per share.

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

  Equity in Holdings' Losses, Net of Tax

  Equity in holdings' losses, net of tax, for holdings accounted for under the equity method is as follows:

	Three months ended		Six months ended
(Dollars in thousands)	June 30,	June 30,	June 30,	June 30
	2003	2002	2003	2002
Plug Power	$ -	$(3,868)	$ -	$(5,480)
SatCon	-	(506)	-	(760)
	$ -	$(4,374)	$ -	$(6,240)
  Sale of Securities Available for Sale

  The Company sold shares of the following securities and recognized gains (losses) and proceeds as follows:
	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands, except shares)	2003	2002	2003	2002
Plug Power
Shares sold	500,000	-	1,000,000	-
Proceeds	$ 2,567	$ -	$ 5,228	$ -
Gain on sales	$ 1,678	$ -	$ 3,451	$ -

SatCon
Shares sold	67,500	-	192,500	-
Proceeds	$ 52	$ -	$ 166	$ -
Loss on sales	$ (38)	$ -	$ (91)	$ -

Total net gain on sales	$ 1,640	$ -	$ 3,360	$ -

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Sale of Holdings

The Company sold shares of the following holdings and recognized gains (losses) and proceeds as follows:
	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands, except shares)	2003	2002	2003	2002
Plug Power
Shares sold	-	300,000	-	600,000
Proceeds	$ -	$ 3,174	$ -	$ 6,076
Gain on sales	$ -	$ 2,435	$ -	$ 4,532

SatCon
Shares sold	-	100,000	-	212,500
Proceeds	$ -	$ 230	$ -	$ 910
(Loss) gain on sales	$ -	$ (66)	$ -	$ 78

Total net gain on sales	$ -	$ 2,369	$ -	$ 4,610

  Cash Flows - Supplemental Information
	Six months ended
	June 30,	June 30,
(Dollars in thousands)	2003	2002
Non-cash Investing and Financing Activities:
Additional paid-in-capital resulting from stock option exercises treated differently for financial reporting and tax purposes	$ 1	$ -
Change in investment and paid-in-capital resulting from other investors' activity in MTI MicroFuel Cells Inc. stock	3	-
Prepaid material in exchange for investment in subsidiary	3	-
Additional holdings and paid-in-capital resulting from other investors' activity in Plug Power Inc.	-	578
Change in holdings and paid-in-capital resulting from other equity activity in SatCon Technology Corporation	-	(128)

  Segment Information

The Company operates in two business segments, New Energy and Test and Measurement Instrumentation. The New Energy segment is focused on commercializing direct methanol micro fuel cells. The Test and Measurement Instrumentation segment designs, manufactures, markets and services high-performance test and measurement instruments and systems and computer-based balancing systems for aircraft engines.

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

"Reconciling Items" column includes minority interests in a consolidated subsidiary and income tax allocation to equity in holdings' losses. In addition, segments' noncash items include any depreciation and amortization in reported profit or loss. The New Energy segment figures include the Company's micro fuel cell operations, the Company's holdings in Plug Power, SatCon and Beacon Power (in 2002) and the results of the Company's equity method of accounting for certain holdings (in 2002). The results for Plug Power and SatCon were derived from their published quarterly and annual financial statements.

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
(Dollars in thousands)		Test and
		Measurement		Reconciling	Consolidated
Three months ended June 30, 2003	New Energy	Instrumentation	Other	Items	Totals
Product revenue	$ -	$1,423	$ -	$ -	$ 1,423
Funded research and development revenue	590	-	-	-	590
Research and product development expenses	1,765	318	-	-	2,083
Selling, general and administrative expenses	379	390	491	-	1,260
Impairment losses	(418)	-	-	-	(418)
Segment (loss) profit from continuing operations before income taxes, equity in holdings' losses and minority interests	(382)	110	(424)	-	(696)
Segment (loss) profit	(382)	110	(149)	35	(386)
Total assets	34,643	2,245	13,296	-	50,184
Securities available for sale	33,392	-	-	-	33,392
Capital expenditures	60	3	294	-	357
Depreciation and amortization	67	27	40	-	134

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Segment Information (Continued)
(Dollars in thousands)		Test and
		Measurement		Reconciling	Consolidated
Three months ended June 30, 2002	New Energy	Instrumentation	Other	Items	Totals
Product revenue	$ -	$ 1,595	$ -	$ -	$ 1,595
Funded research and development revenue	385	-	-	-	385
Research and product development expenses	1,510	257	-	-	1,767
Selling, general and administrative expenses	361	418	244	-	1,023
Equity in holdings' losses	(3,103)	-	-	(1,271)	(4,374)
Impairment losses	(1,900)	-	-	-	(1,900)
Segment loss from continuing operations before income taxes, equity in holdings' losses and minority interests	(1,113)	-	(85)	-	(1,198)
Segment (loss) profit	(4,216)	-	(1,848)	108	(5,956)
Total assets	31,357	2,488	7,698	-	41,543
Securities available for sale	970	-	-	-	970
Holdings, at equity	28,375	-	-	-	28,375
Capital expenditures	110	6	40	-	156
Depreciation and amortization	52	36	49	-	137
(Dollars in thousands)		Test and
		Measurement		Reconciling	Consolidated
Six months ended June 30, 2003	New Energy	Instrumentation	Other	Items	Totals
Product revenue	$ -	$ 2,706	$ -	$ -	$ 2,706
Funded research and development revenue	1,112	-	-	-	1,112
Research and product development expenses	3,308	546	-	-	3,854
Selling, general and administrative expenses	1,011	796	873	-	2,680
Impairment losses	(418)	-	-	-	(418)
Segment (loss) profit from continuing operations before income taxes, equity in holdings' losses and minority interests	(366)	160	(758)	-	(964)
Segment (loss) profit	(366)	160	(394)	151	(449)
Total assets	34,643	2,245	13,296	-	50,184
Securities available for sale	33,392	-	-	-	33,392
Capital expenditures	161	8	338	-	507
Depreciation and amortization	132	57	83	-	272

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Segment Information (Continued)
(Dollars in thousands)		Test and
		Measurement		Reconciling	Consolidated
Six months ended June 30, 2002	New Energy	Instrumentation	Other	Items	Totals
Product revenue	$ -	$2,185	$ -	$ -	$ 2,185
Funded research and development revenue	557	-	-	-	557
Research and product development expenses	2,612	523	-	-	3,135
Selling, general and administrative expenses	1,144	919	595	-	2,658
Equity in holdings' losses	(6,218)	-	-	(22)	(6,240)
Impairment losses	(7,182)	-	-	-	(7,182)
Segment loss from continuing operations before income taxes, equity in holdings' losses and minority interests	(6,117)	(670)	(275)	-	(7,062)
Segment (loss) profit	(12,335)	(670)	1,564	229	(11,212)
Total assets	31,357	2,488	7,698	-	41,543
Securities available for sale	970	-	-	-	970
Holdings, at equity	28,375	-	-	-	28,375
Capital expenditures	140	6	80	-	226
Depreciation and amortization	98	72	96	-	266

The following table presents the details of "Other" segment (loss) profit:
	Three months ended		Six months ended
(Dollars in thousands)	June 30,	June 30,	June 30,	June 30,
	2003	2002	2003	2002
Corporate and Other (Expense) Income:
Depreciation and amortization	$ (28)	$ (49)	$ (83)	$ (96)
Interest expense	(4)	(12)	(7)	(24)
Interest income	33	24	46	50
Income tax benefit (expense)	262	(1,763)	351	1,839
Income from discontinued operations, net	13	-	13	-
Other expense, net	(425)	(48)	(714)	(205)
Total (expense) income	$ (149)	$(1,848)	$ (394)	$ 1,564

  Related Party Transactions

In connection with the National Institute of Standards and Technology ("NIST") billings, as of June 30, 2003, the Company has a liability to Dupont (a minority shareholder in MTI Micro) for approximately $105 thousand. This liability is included in the financial statement line "Accrued liabilities - related parties."

  Effect of Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligation. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, an entity capitalizes a cost by increasing the carrying amount of the long-lived asset. Over time,

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Effect of Recent Accounting Pronouncements (Continued)

the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement is effective for exit and disposal activities initiated after December 31, 2002. The adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of the Standard, effective July 1, 2003, had no impact on the Company's consolidated financial statements and related disclosures.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, to provide clarification on the meaning of an underlying, the characteristics of a derivative that contains financing components and the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors. SFAS No. 149 will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. This statement will be applicable to existing contracts and new contracts entered into after June 30, 2003 if those

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Effect of Recent Accounting Pronouncements (Continued)

contracts related to forward purchases or sales of when-issued securities or other securities that do not yet exist. The Company does not expect the adoption of SFAS No. 149 to have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity, to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. An issuer is required to classify a financial instrument that is within the Standard's scope as a liability (or an asset in some circumstances). The requirements of this Statement apply to freestanding financial instruments, including those that comprise more than one option or forward contract. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. This Statement is effective for financial instruments entered into or modified after

May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe the adoption of this Statement will have a material impact on its consolidated financial statements.

  Contingencies

Investment Company Act

The Company's securities available for sale constitute investment securities under the Investment Company Act. In general, a company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets, subject to certain exclusions and exemptions. Investment companies are subject to registration under, and compliance with, the Investment Company Act unless a particular exemption or safe harbor provision applies. If the Company was to be deemed an investment company, the Company would become subject to the requirements of the Investment Company Act. As a consequence, the Company would be prohibited from engaging in certain businesses or issuing certain securities, certain of our contracts might be voidable, and the Company might be subject to civil and criminal penalties for noncompliance.

Until fiscal 2001, the Company qualified for a safe harbor exemption under the Investment Company Act based upon the level of ownership of shares of Plug Power and influence over its management or policies.

However, since the Company sold some of its shares of Plug Power during fiscal 2001, this safe harbor exemption may not be available.

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

Litigation

Lawrence

On September 9, 1998, Barbara Lawrence, the Lawrence Group, Inc.

("Lawrence"), and certain other Lawrence-related entities ("Plaintiffs") initially filed suit in the Bankruptcy Court and the United States District Court for the Northern District of New York which were subsequently consolidated in the District Court, against First Albany Corporation ("FAC"), Mechanical Technology, Dale Church, Edward Dohring, Beno Sternlicht, Alan Goldberg and George McNamee (former Directors of the Company), Marty Mastroianni (former President and Chief Operating Officer of the Company), and 33 other individuals ("Defendants") who purchased a total of 820,909 shares of the Company's stock from the Plaintiffs. The case concerns the Defendants' 1997 purchase of Mechanical Technology shares from the Plaintiffs at the price of $2.25 per share ($0.75 per share post split). FAC acted as Placement Agent for the Defendants in the negotiation and sale of the shares and in proceedings before the Bankruptcy Court for the Northern District of New York, which approved the sale in September 1997.

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

Ling Electronics, Inc.

On July 8, 2003, Donald R. Gilillard, Sharon Gilillard, Vernon Dunham and Jean Dunham ("Plaintiffs") filed a suit in the Superior Court of California for the County of Orange against SatCon Power Systems, Inc., a subsidiary of SatCon Technology Corporation, and Mechanical Technology Inc.

Plaintiffs claim that a building leased by Ling Electronics, Inc., a former subsidiary of the Company, which was sold to SatCon Technology Corporation in 1999, was not properly maintained. The building was leased from 1983 through lease expiration in 2003. The Company remained as a guarantor on the lease after the sale of Ling Electronics, Inc. to SatCon.

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

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Contingencies (Continued)

Future minimum rental payments required under non-cancelable operating leases are (dollars in thousands): $285 remaining in 2003; $611 in 2004, $552 in 2005, $431 in 2006, $316 in 2007 and $605 thereafter.

Warranties

A reconciliation of changes in product warranty liabilities is as follows:
	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2003	2002	2003	2002
Balance, beginning of period	$65	$ 80	$53	$ 81
Accruals for warranties issued	14	16	27	22
Accruals related to pre-existing
warranties (including changes in
estimates)	-	-	-	-
Settlements made (in cash or in kind)	(6)	(11)	(7)	(18)
Balance, end of period	$73	$ 85	$73	$ 85

Licenses

The Company licenses, on a non-exclusive basis, certain direct methanol micro fuel cell ("DMFC") technology from Los Alamos National Laboratory ("LANL"). Under this agreement, the Company is required to pay future minimum annual license fees of (dollars in thousands): $200 in 2004 and $250 in 2005. Once products are being sold, royalties will be based on 2% of the first $50 million of net sales, 1% on net sales in excess of $50 million but less than $100 million and .5% on net sales in excess of $100 million. License payments made in any year can be applied against royalties due and total annual fees in any year shall not exceed $1 million.

Employment Agreements

The Company has employment agreements with certain employees that provide severance payments and accelerated vesting of certain options upon termination of employment under certain circumstances, as defined. As of June 30, 2003, the Company's potential minimum obligation to these employees was approximately $881 thousand.

  Subsequent Events

Sales of Securities Available for Sale

From July 1 through August 12, 2003, the Company sold securities available for sale as follows:
(Dollars in thousands, except share data)
	Number of	Net Proceeds
Company	Shares Sold	From Sales
Plug Power	199,179	$ 893
SatCon	-	-
$ 893

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Subsequent Events (Continued)

NYSERDA Award

On July 24, 2003, the Company announced that its subsidiary, MTI Micro, received an award of $200,000 from the New York State Energy Research and Development Authority ("NYSERDA").

The NYSERDA award is part of a program to support projects designed to deliver energy, environmental, and economic benefits to the citizens of New York State. The award - MTI Micro's second development grant from NYSERDA - will be used to help advance the manufacturability of the Company's micro fuel power cell systems.

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

MTI Micro has built a number of system prototypes that demonstrate size reductions, performance improvements, the ability to operate in any orientation, operation at a range of voltages. Most recently the Company has demonstrated the use of 100 percent methanol fuel in laboratory fuel cells - potentially eliminating the need to carry water in the fuel cartridge, thereby achieving greater energy density.

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

From inception through June 30, 2003, the Company has incurred net losses of $62.3 million and expects to incur losses as it continues micro fuel cell product development and commercialization programs. The Company expects that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, the number of prototypes produced, gains on sales of holdings and the operating results of MTI Instruments and MTI Micro.

Critical Accounting Policies and Significant Judgments and Estimates

The Company's discussion and analysis of its financial condition and results of its operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of

America. The preparation of these consolidated financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting periods. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, inventories, securities available for sale, holdings and income taxes. The Company bases its estimates and judgments on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Impairment of Securities Available for Sale and Holdings. The Company holds minority interests in companies having operations or technology in areas within its strategic focus, all of which are publicly traded and have highly volatile share prices. The Company records an impairment charge when it believes a security available for sale or holding has experienced a decline in value that is other than temporary. If the Company determines that the decline in value is temporary, unrealized losses, net of income taxes, would be reported as a separate component of shareholders' equity.

Future adverse changes in market conditions or poor operating results of underlying securities available for sale or holdings could result in significant losses and an inability to recover the carrying value of the asset, thereby possibly requiring an impairment charge in the future.

Income Taxes. As part of the process of preparing our consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves the estimation of the Company's actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Included in this assessment is the determination of net operating loss carryforwards. These differences result in a net deferred tax asset. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent that the Company believes that recovery is not likely; it must establish a valuation allowance.

Significant management judgment is required in determining the Company's provision for income taxes, its deferred tax assets and liabilities and any valuation allowance recorded against its net deferred tax assets. The Company has recorded a valuation allowance due to uncertainties related to its ability to utilize certain net deferred tax assets, primarily consisting of net operating losses being carried forward. The valuation allowance is based on estimates of the recoverability of certain net operating losses. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, it may need to adjust the recorded valuation allowance, which could materially impact its financial position and results of operations. The Company has recorded a $1.836 million valuation allowance against its net deferred tax assets of $4.799 million as of June 30, 2003, due to uncertainties related to its ability to utilize certain of these assets.

Results of Operations

Three and Six Months Ended June 30, 2003 Compared to June 30, 2002

The following is management's discussion and analysis of certain significant factors, which have affected the Company's results of operations for the three and six months ended June 30, 2003 compared to the three and six months ended June 30, 2002.

Product Revenue. Product revenue in the Test and Measurement Segment for the three months ended June 30, 2003 totaled $1.423 million compared to $1.595 million for the same period in the prior year, a decrease of $.172 million, or 10.8%. This decrease is primarily the result of decreased sales to General Gaging customers of $.376 million offset by increases to Aviation customers of $.191 million and other product line net increases of $13 thousand.

Sales for the first six months of 2003 versus the same period in 2002 have increased by $.521 million to $2.706 million in 2003 from $2.185 million in 2002, a 23.8% increase. The six month increase is the result of increased sales to Aviation customers of $.660 million offset by decreases to General Gaging customers of $.144 million and other product line net increases of $5 thousand.

Funded Research and Development Revenue. Funded research and development revenue in the New Energy Segment for the three months ended June 30, 2003 totaled $590 thousand compared to $385 thousand for the same period in the prior year, an increase of $205 thousand, or 53.2%.

Funded research and development revenue for the first six months of 2003 versus the same period in 2002 has increased by $.555 million to $1.112 million in 2003 from $.557 million in 2002, a 99.6% increase.

These amounts reflect billings and amounts to be billed for the research and development of micro fuel cells for use in portable electronics. The three and six month increases are the results of government contracts being fully underway in 2003 compared to the prior year and the addition of private company development revenue in June 2003.

Cost of Product Revenue. Cost of product revenue in Test and Measurement for the three months ended June 30, 2003 decreased by $.280 million or 33.4% from $.838 million for the same period in the prior year to $.558 million. The decrease was primarily due to a change in product mix to higher margin products in 2003 coupled with a decrease in sales.

Gross profit as a percentage of product revenue increased to 60.8% for the three months ended June 30, 2003 from 47.5% in the prior year.

The gross profit percentage increased for the three months ended June 30, 2003 due to a change in product mix to higher margin products in 2003.

Cost of product revenue in Test and Measurement for the six months ended June 30, 2003 decreased by $.137 million or 11% from $1.250 million for the same period in the prior year to $1.113 million despite a higher sales volume for the six months ended June 30, 2003 as compared to the prior year. The six-month changes are attributable to the same reasons as the three-month changes.

Gross profit as a percentage of product revenue increased by 16.1% to 58.9% from 42.8% for the first six months of 2003 versus the same period in 2002. The six-month changes are attributable to the same reasons as the three-month changes.

Funded Research and Product Development Expenses. Funded research and product development expenses in New Energy increased by $.131 million or 19.5% to $.803 million for the three months ended June 30, 2003 from $.672 million for the same period in the prior year. Funded research and product development expenses increased by $.606 million or 59.6% to $1.623 million for the six months ended June 30, 2003 from $1.017 million for the same period in the prior year. The increased costs are attributable to increased development costs related to MTI Micro moving toward commercialization.

Unfunded Research and Product Development Expenses. Unfunded research and product development expenses increased by $.185 million or 16.9% to

$1.280 million for the three months ended June 30, 2003 from $1.095 million for the same period in the prior year. This increase reflects a $.061 million increase in product development costs in the Test and Measurement Segment for enhancements to its current PBS jet engine balancing and vibration analysis systems design, development of a new PBS calibrator to complement the PBS product line and continued development of its semiconductor products. This increase also includes a $.124 million increase at New Energy reflecting increased internal development costs directed at commercializing micro fuel cells.

Unfunded research and development expenses for the first six months of 2003 versus the same period in 2002 increased by $.113 million or 5.3% from $2.118 million in 2002 to $2.231 million in 2003. This increase reflects a $.090 million increase for New Energy and a $.023 million increase for Test and Measurement. The six-month changes are attributable to the same reasons as the three-month changes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $.237 million to $1.260 million for the three months ended June 30, 2003 as compared to $1.023 million for the same period in the prior year, a 23.2% increase. This increase is primarily the result of increased staffing levels.

Selling, general and administrative expenses for the first six months of 2003 totaled $2.680 million compared to $2.658 million for the comparable period in the prior year, an increase of $.022 million or 1%.

Operating Loss. Operating loss increased $.240 million to an operating loss of $1.888 million for the three months ended

June 30, 2003 as compared to $1.648 million for the same period in the prior year, a 14.6% increase. This increase in loss results primarily from increases in funded and unfunded research and development costs and selling, general and administrative expenses partially offset by increases in gross profits from product revenues in the Test and Measurement segment and funded research and development revenue in the New Energy segment.

The first six months of 2003 resulted in an operating loss of $3.829 million, a decrease of $.472 million from the $4.301 million operating loss for the same period in 2002. The six-month change results primarily from increases in gross profits from product revenue in the Test and Measurement segment and in funded research and development revenue in the New Energy segment partially offset by increases in funded and unfunded research and development costs.

Loss on Derivatives. The Company recorded net losses of $0 and $11 thousand on derivative accounting for the three months ended June 30, 2003 and 2002, respectively. The first six months of 2003 and 2002 included net losses on derivative accounting of $6 and $178 thousand, respectively. Changes in derivative fair values, calculated using the Black-Scholes pricing model, are recorded on a quarterly basis.

Gain on Sale of Securities Available for Sale, Net. Results for the three and six months ended June 30, 2003 included a $1.640 and $3.360 million gain on the sale of securities available for sale, respectively. The average selling price per share of Plug Power and SatCon was $5.07 and $0.76, respectively, for the three months ended June 30, 2003 and $5.17 and $0.70, respectively, for the six months ended June 30, 2003.

Gain on Sale of Holdings, Net. Results in the prior year for the three and six months ended June 30, 2002 included a $2.369 and $4.610 million gain on the sale of holdings, respectively. The average selling price per share of Plug Power and SatCon was $10.58 and $2.30, respectively, for the three months ended June 30, 2002 and $10.13 and $4.28, respectively, for the six months ended June 30, 2002.

Impairment Losses. For the three months ended June 30, 2003 and 2002, the Company recorded a $.418 and $1.9 million charge, respectively, for impairment losses for other than temporary declines in the value of certain available for sale securities ($.418 and $1.280 million, respectively) and equity method investments ($0 and $.620 million, respectively). For the six months ended June 30, 2003 and 2002, impairment charges totaled $.418 and $7.182 million, respectively, related to available for sale securities ($.418 and $4.764 million, respectively) and equity method investments ($0 and $2.418 million, respectively).

Interest Expense. Results for the three and six months ended June 30, 2003 were affected by interest expense of $4 and $7 thousand, respectively, compared to $12 and $24 thousand, respectively, for the same periods in the prior year. The decrease in expense results from decreases in the amount of debt outstanding and prime interest rate.

Equity in Holdings' Losses, Net of Tax. Results in the prior year for the three and six months ended June 30, 2002 included a $4.374 million and $6.240 million loss, net of tax, respectively, from the recognition of the Company's proportionate share of losses in equity holdings. Equity in Holdings' losses results from the Company's minority ownership in certain companies, which are accounted for under the equity method of accounting. Under the equity method of accounting, the Company's proportionate share of each company's operating losses was included in equity in holdings' losses. Equity in holdings' losses for the three and six months ended June 30, 2002 included the results from the Company's minority ownership in Plug Power and SatCon.

Equity in holdings' losses included a loss, before taxes, from Plug Power of $2.744 million and $5.435 million, respectively, for the three and six months ended June 30, 2002. Equity in holdings' losses, before taxes, for the three and six months ended June 30, 2002 also includes our proportionate share of losses from SatCon of $.359 million and $.783 million, respectively. SatCon was accounted for on a one-quarter lag until the accounting was changed to fair value from the equity method on July 1, 2002. Plug Power was accounted for under the equity method until the accounting was changed on December 20, 2002 to fair value.

Effective July 1, 2002, the Company's holdings in SatCon and as of December 20, 2002, the Company's holdings in Plug Power were accounted for using the fair value method as set forth in SFAS No. 115, Accounting for Certain Debt and Equity Securities. The Company is no

longer required to record its share of any losses from SatCon or Plug

Power and the holdings are carried at fair value, designated as available for sale, and any unrealized gains and losses are included in stockholders' equity as a component of accumulated other comprehensive income (loss).

Income Tax Benefit (Expense). The tax rates for the three and six months ended June 30, 2003 were 37.63% and 36.37% compared to the rates for the three and six months ended June 30, 2002 of (40.96)% and 13.85%. These tax rates are primarily due to losses generated by operations and a full valuation allowance recorded in June 2002. The valuation allowance at June 30, 2003 and December 31, 2002 was $1.836 million. The Company determined that it was more likely than not that the ultimate recognition of certain deferred tax assets would not be realized.

Further, as a result of ownership changes in 1996, the availability of $1.467 million of net operating loss carryforwards to offset future taxable income will be limited pursuant to the Internal Revenue Code.

Liquidity and Capital Resources

The Company has incurred significant losses as it continues its micro fuel cell product development and commercialization programs. The

Company expects that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, the number of prototypes produced, gains on sales of holdings and the operating results of MTI Instruments and MTI Micro and the ability to attract government funding resources to offset research and development costs. As of June 30, 2003, the Company had an accumulated deficit of $62.323 million. During the six months ended June 30, 2003, the Company incurred a loss of $.449 million and used cash in operating activities totaling $3.686 million. This cash use in 2003 was funded by proceeds from sale of holdings totaling $5.394 million. The Company expects to continue to incur losses as it develops and commercializes micro fuel cells and it expects to continue funding its operations from the sales of holdings unless other sources of funding can be found.

The Company anticipates that it will be able to meet the liquidity needs of its continuing operations for the next year from current cash resources, cash flow generated by operations, sale of assets (securities available for sale) and equity financings, if deemed appropriate. However, there can be no assurance that the Company will not require additional financing within this time frame or that any additional financing will be available to the Company on terms acceptable to the Company, if at all. Cash used in operations is expected to total approximately $10.8 million for 2003. Further, cash used for capital expenditures is expected to total approximately $2.3 million in 2003. Based on current cash flow and revenue projections, and assuming current market values, the sale of available for sale securities and current cash and cash equivalents, the Company should have adequate resources to fund operations for another two to three years. The Company will also seek to provide additional resources through equity offerings and additional government revenues.

Proceeds from the sale of assets are subject to fluctuations in the market value of Plug Power and SatCon as well as limitations on the ability to sell shares arising under securities laws and other agreements detailed below.

On December 17, 2001 the Company entered into a plan under Rule 10b5-1 (the "Plan") pursuant to which the Company will sell shares of Plug Power. The Plan provides for the sale of, and the Company intends to sell, up to 2 million shares of Plug Power during calendar 2003. In accordance with the Plan, the Company has sold one million shares of Plug Power through June 30, 2003. Under the terms of the Plan, the Company may terminate the Plan at any time.

The future sale of holdings in Plug Power and SatCon will generate taxable income or loss which is different from book income or loss due to the tax bases in these assets being significantly different from their book bases. Book and tax bases as of June 30, 2003 are as follows:

		Average	Average
Holdings	Shares Held	Book Cost Basis	Tax Basis
Plug Power	7,073,227	$1.78	$0.96
SatCon	581,100.62		7.06

As of June 30, 2003, the Company has holdings in Plug Power and SatCon securities. Each of these securities is currently traded on the Nasdaq National Market and is therefore subject to stock market conditions. When acquired, each of these securities was unregistered. In February 2000, SatCon registered the securities acquired by the Company on a Form S-3. The stock in Plug Power is considered "restricted securities" as defined in Rule 144 and may be sold in the future without registration under the Securities Act subject to compliance with the provisions of Rule 144. Generally,

restricted securities that have been owned for a period of at least one year may be sold immediately after an IPO, subject to the volume limitations of Rule 144. However, because of our ownership position, we are considered an "affiliate" of Plug Power and therefore are subject to the volume limitation of Rule 144, even if we have held the securities for two years or more.

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

Working capital was $34.75 million at June 30, 2003, a $1.93 million decrease from $36.68 million at December 31, 2002. This decrease is primarily the result of a $3.94 million decrease in fair value of securities available for sale offset by a $1.22 million increase in cash primarily resulting from the sale of securities available for sale during the period and a $0.70 million decrease in current deferred tax liabilities.

At June 30, 2003, the Company's order backlog was $.645 million, compared to $.446 million at December 31, 2002.

Inventory and accounts receivable (from product revenues) turnover ratios and their changes for the six months ended June 30 are as follows:
	2003	2002	Change
Inventory	.80	.82	(.02)
Accounts receivable (for product revenues)	4.02	4.29	(.27)

The changes in the inventory and accounts receivable turnover ratios are the result of the timing of sales. The Test and Measurement Segment had a lower monthly sales volume in June 2003 compared to December 2002.

Inventories at June 30, 2003 of $1.4 million reflect inventory levels for MTI Instruments required to support expected third quarter sales. Additionally, accounts receivable decreased by $.342 million in 2003 primarily due to lower monthly sales volume in June 2003 compared to December 2002.

Cash flow used by operating activities for the six months ended June 30, 2003 was $3.7 million compared with $4.8 million in the prior year.

Capital expenditures during the first six months of 2003 were $.507 million, an increase from the comparable period in 2002 where spending totaled $.226 million. Capital expenditures in 2003 included furniture, computer equipment, facilities fit-up, software, and manufacturing and laboratory equipment. Remaining capital expenditures in 2003 are expected to approximate $1.8 million, consisting of expenditures for facility expansion, computer, manufacturing and laboratory equipment. The Company expects to finance these expenditures with current cash and cash equivalents, sale of available for sale securities, cash from operations and other sources, as appropriate.

Future minimum rental, license and royalty payments to LANL, as of June 30, 2003, under agreements with non-cancelable terms are as follows:
		Licenses/
	Operating	Royalties
	Leases	(A)	Total
(Dollars in thousands)

2003	$ 285	$ -	$ 285
2004	611	200	811
2005	552	250	802
2006	431	-	431
2007	316	-	316
Thereafter	605	-	605
Total commitments	$2,800	$ 450	$3,250

(A) Once products are sold under this agreement, royalties will be based on 2% of the first $50 million of net sales, 1% on net sales in excess of $50 million but less than $100 million and .5% on net sales in excess of $100 million. License payments made in any year can be applied against royalties due and total annual fees in any year shall not exceed $1 million.

Cash and cash equivalents were $8.5 million at June 30, 2003 compared to $7.3 million at December 31, 2002.

As of June 30, 2003, the Company had a $10 million Credit Agreement with KeyBank, N.A. dated as of August 10, 2001 ("the $10 million Credit Agreement"). The Company has no debt outstanding and no availability under this line of credit since the June 30, 2003 market value of Plug Power common stock was $4.67. Under the terms of the $10 million Credit Agreement, the Company has the ability to borrow under the facility if the market value of Plug Power common stock rises above $7 per share.

The $10 million Credit Agreement expired July 31, 2003 and the Company plans to pursue a new working capital line of credit during 2003. The Company has pledged two million shares of Plug Power common stock as collateral for the $10 million Credit Agreement. Additional collateral consisting of 500,000 shares of SatCon common stock was pledged in August 2001, when the market value of Plug Power common stock fell below $10 per share. At the Company's request, KeyBank released the SatCon stock on April 19, 2003.

The $10 million Credit Agreement requires the Company to meet certain covenants, including maintenance of a debt service reserve account

(equal to 3 months of interest payments on outstanding debt), minimum Plug Power share price and pledge additional collateral and maintain an additional collateral value, if required, based on the Plug Power share price falling below $10 per share. The Company was in compliance with these covenants as of June 30, 2003.

In 2003, the Company recognized a $3.360 million net gain on the sale of its securities available for sale. This gain related to the Company's previously announced strategy to raise additional capital through equity offerings and the sale of its assets in order to fund its micro fuel cell operations.

As of June 30, 2003, the Company has sold one million shares of Plug Power common stock with proceeds totaling $5.228 million and gains totaling $3.451 million and .193 million shares of SatCon common stock with proceeds totaling $.166 million and losses totaling $91 thousand. Taxes on the net gains will be offset by the Company's operating losses. As of June 30, 2003, the Company estimates its remaining net operating loss carryforwards to be approximately $10.3 million.

From July 1 through August 12, 2003, the Company sold available for sale securities as follows:
(Dollars in thousands, except share data)
	Number of	Net Proceeds
Company	Shares Sold	from Sales
Plug Power	199,179	$ 893
SatCon	-	-
$ 893

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

On July 24, 2003, the Company announced that its subsidiary, MTI Micro, received an award of $200,000 from the New York State Energy Research and Development Authority ("NYSERDA").

The NYSERDA award is part of a program to support projects designed to deliver energy, environmental, and economic benefits to the citizens of New York State. The award - MTI Micro's second development grant from NYSERDA - will be used to help advance the manufacturability of the Company's micro fuel cell power systems.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligation. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, an entity capitalizes a cost by increasing the carrying amount of the long-lived asset. Over time,

the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement is effective for exit and disposal activities initiated after December 31, 2002. The adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46

requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of the Standard, effective July 1, 2003, had no impact on the Company's consolidated financial statements and related disclosures.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, to provide clarification on the meaning of an underlying, the characteristics of a derivative that contains financing components and the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors. SFAS No. 149 will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. This statement will be applicable to existing contracts and new contracts entered into after June 30, 2003 if those contracts related to forward purchases or sales of when-issued securities or other securities that do not yet exist. The Company does not expect the adoption of SFAS No. 149 to have a material impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity, to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. An issuer is required to classify a financial instrument that is within the Standard's scope as a liability (or an asset in some circumstances). The requirements of this Statement apply to freestanding financial instruments, including those that comprise more than one option or forward contract. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe the adoption of this Statement will have a material impact on its consolidated financial statements.

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

however, our actual results could differ materially from the predictions, expectations, plans and intentions we have shared with our investors in such forward-looking statements. Such risks include, among others, 1) our need to raise additional financing; 2) risks related to developing DMFC's and whether we will ever successfully develop commercially viable DMFC's; 3) market acceptance of DMFC's; 4) our dependence on the success of Plug Power; 5) our competition in the DMFC and Instrumentation businesses; 6) our history of losses; 7) the historical volatility of our stock price; 8) the risk we may become an inadvertent investment company; and 9) general market conditions.

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

Item 4. Controls and Procedures

(a) The Company's management, with the participation of the Company's chief executive officer and chief financial officer, carried out an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934) as of the end of the period covered by this

Quarterly Report on Form 10-Q. Based on such evaluation, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) There have been no changes in our internal controls over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to affect, our internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On September 9, 1998, Barbara Lawrence, the Lawrence Group, Inc.

("Lawrence"), and certain other Lawrence-related entities ("Plaintiffs") initially filed suit in the Bankruptcy Court and the United States District Court for the Northern District of New York which were subsequently consolidated in the District Court, against First Albany Corporation, Mechanical Technology, Dale Church, Edward Dohring, Beno Sternlicht, Alan Goldberg and George McNamee (former Directors of the Company), Marty Mastroianni (former President and Chief Operating Officer of the Company), and 33 other individuals ("Defendants") who purchased a total of 820,909 shares of the Company's stock from the Plaintiffs. The case concerns the Defendants' 1997 purchase of Mechanical Technology shares from the Plaintiffs at the price of $2.25 per share ($0.75 per share post split). FAC acted as Placement Agent for the Defendants in the negotiation and sale of the shares and in proceedings before the Bankruptcy Court for the Northern District of New York, which approved the sale in September 1997.

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

On July 8, 2003, Donald R. Gilillard, Sharon Gilillard, Vernon Dunham and Jean Dunham ("Plaintiffs") filed a suit in the Superior Court of California for the County of Orange against SatCon Power Systems, Inc., a subsidiary of SatCon Technology Corporation, and Mechanical Technology Inc.

Plaintiffs claim that a building leased by Ling Electronics, Inc., a former subsidiary of the Company, which was sold to SatCon Technology Corporation in 1999, was not properly maintained. The building was leased from 1983 through lease expiration in 2003. The Company remained as a guarantor on the lease after the sale of Ling Electronics, Inc. to SatCon.

The Company believes the claims have no merit and intends to defend them vigorously. The Company cannot predict the outcome of the claims nor reasonably estimate a range of possible loss given the current status of the litigation. Accordingly, no amounts have been reserved for this matter.

At any point in time, the Company and its subsidiaries may be involved in various lawsuits or other legal proceedings; these could arise from the sale of products or services or from other matters relating to its regular business activities, compliance with various governmental regulations and requirements, or other transactions or circumstances. The Company does not believe there are any such proceedings presently pending, which could have a material adverse effect on the Company's financial condition except for the matters described in Note 17 of the Notes to Interim Consolidated Financial Statements.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders ("Annual Meeting") held on June 19, 2003, a total of 23,606,408 shares (approximately 85%) of the issued and outstanding shares of the Company were represented by proxy or in person at the meeting. The Company's shareholders approved the following:

  To elect the following directors for the terms of office noted:
ELECTION OF DIRECTORS	Term	Number of Votes For	% Cast	Against/ Withheld	Broker Non-Votes
DALE W. CHURCH	3 Yr.	22,933,924	85.4	672,484	-
EDWARD A. DOHRING	3 Yr.	22,901,414	85.5	704,994	-
DAVID B. EISENHAURE	3 Yr.	23,227,639	85.4	378,769	-

The other directors, whose terms of office as directors continued after the Annual Meeting are: E. Dennis O'Connor, Dr. Walter Robb and Dr. Beno Sternlicht.

(2) The ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the Company for the year ending December 31, 2003, subject to the receipt of a satisfactory letter of engagement from such firm, having received a majority of all votes cast as required by law, was by us duly declared as having been ratified.
Number of Votes For	Against	Abstain/Withheld
23,462,227	103,631	40,550

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
Exhibit No.	Description
24.1	Power of Attorney of William P. Acker

24.2	Power of Attorney of Juan J. Becerra

24.3	Power of Attorney of Denis P. Chaves

24.4	Power of Attorney of Dale W. Church

24.5	Power of Attorney of Edward A. Dohring

24.6	Power of Attorney of David B. Eisenhaure

24.7	Power of Attorney of Shimshon Gottesfeld

24.8	Power of Attorney of E. Dennis O'Connor

24.9	Power of Attorney of Walter L. Robb

24.10	Power of Attorney of Cynthia A. Scheuer

24.11	Power of Attorney of Alan Soucy

24.12	Power of Attorney of Beno Sternlicht

31.1	Rule 13a-14(a)/15d-14(a) Certification of Dale W. Church

31.2	Rule 13a-14(a)/15d-14(a) Certification of Cynthia A. Scheuer

32.1	Section 1350 Certification of Dale W. Church

32.2	Section 1350 Certification of Cynthia A. Scheuer

(b) Reports on Form 8-K

One report on Form 8-K dated May 15, 2003 was filed during the quarter ended June 30, 2003 regarding the Company's press release issued May 15, 2003 announcing its financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mechanical Technology Incorporated

08/13/03 (Date)	s/Dale W. Church____ Dale W. Church Chief Executive Officer

08/13/03 (Date)	s/Cynthia A. Scheuer Cynthia A. Scheuer Vice President and Chief Financial Officer