Form 10-Q
period 2003-09-30
MECHANICAL TECHNOLOGY INC
filed 2003-10-22
CIK 64463

====================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities

Exchange Act of 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ___ No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at October 20, 2003
Common stock, $1.00 Par Value	27,639,260 Shares

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

INDEX

Part I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements Financial Statements of Mechanical Technology Incorporated

Consolidated Balance Sheets - September 30, 2003 (Unaudited) and December 31, 2002 (Audited)	3-4

Consolidated Statements of Operations - Three and nine months ended September 30, 2003 and 2002 (Unaudited)	5

Consolidated Statements of Shareholders' Equity - Nine months ended September 30, 2003 and 2002 (Unaudited)	6

Consolidated Statements of Cash Flows - Nine months ended September 30, 2003 and 2002 (Unaudited)	7

Notes to Interim Consolidated Financial Statements (Unaudited)	8-26

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	26-42

Item 3. Quantitative and Qualitative Disclosures About Market Risk	42-43

Item 4. Controls and Procedures	43

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	44-45
Item 2. Changes in Securities and Use of Proceeds	45
Item 3. Defaults Upon Senior Securities	45
Item 4. Submission of Matters to a Vote of Security Holders	45
Item 5. Other Information	45
Item 6. Exhibits and Reports on Form 8-K	46

Signatures	47

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 30, 2003 (Unaudited)

and December 31, 2002 (Audited)

(Dollars in thousands)

	Sept. 30,	Dec. 31,
	2003	2002
Assets
Current Assets:
Cash and cash equivalents	$12,324	$ 7,320
Securities available for sale	31,156	37,332
Accounts receivable	1,139	1,445
Inventories	1,279	1,378
Prepaid expenses and other current assets	1,583	668
Total Current Assets	47,481	48,143

Long Term Assets:
Derivative assets	2	6
Property, plant and equipment, net	1,968	1,558
Deferred income taxes	3,624	2,677
Notes receivable-noncurrent, less allowance of $660	-	-
Total Assets	$53,075	$52,384

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of September 30, 2003 (Unaudited)

and December 31, 2002 (Audited)

(Dollars in thousands, except share data)
	Sept. 30,	Dec. 31,
	2003	2002
Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable	$ 676	$ 761
Accrued liabilities	1,788	1,543
Accrued liabilities - related parties	104	190
Income taxes payable	10	92
Deferred income taxes	9,300	8,876
Total Current Liabilities	11,878	11,462
Long-Term Liabilities:
Other liabilities	24	24
Total Liabilities	11,902	11,486

Commitments and Contingencies
Minority interests	621	150

Shareholders' Equity:
Common stock, par value $1 per share, authorized 75,000,000; issued 35,659,510 in September 2003 and 35,648,135 in December 2002	35,659	35,648
Paid-in-capital	67,712	67,479
Accumulated deficit	(61,400)	(61,874)
	41,971	41,253
Accumulated Other Comprehensive Income:
Unrealized gain on securities available for sale, net of taxes	12,219	13,170
Restricted stock grant	(3)	(40)
Common stock in treasury, at cost, 8,020,250 shares	(13,635)	(13,635)
Total Shareholders' Equity	40,552	40,748
Total Liabilities and Shareholders' Equity	$ 53,075	$ 52,384

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share data)
	Three months ended		Nine months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2003	2002	2003	2002
Revenue:
Product revenue	$ 1,598	$ 1,018	$ 4,304	$ 3,203
Funded research and development	310	489	1,422	1,046
Total revenue	1,908	1,507	5,726	4,249
Operating costs and expenses:
Cost of product revenue	755	453	1,868	1,703
Research and product development expenses:
Funded research and product development	879	761	2,502	1,778
Unfunded research and product development	1,317	1,095	3,548	3,213
Total research and product development expenses	2,196	1,856	6,050	4,991
Selling, general and administrative expenses	1,842	1,239	4,522	3,897
Operating loss	(2,885)	(2,041)	(6,714)	(6,342)
Interest expense	-	(12)	(7)	(36)
Gain (loss) on derivatives	2	(5)	(4)	(183)
Gain (loss) on sale of securities available for sale, net	4,123	(71)	7,483	(71)
Gain on sale of holdings, net	-	952	-	5,562
Impairment losses (Note 7)	-	(945)	(418)	(8,127)
Other expense, net	(87)	(29)	(151)	(16)
Income (loss) from continuing operations before income taxes, equity in holdings' losses and minority interests	1,153	(2,151)	189	(9,213)
Income tax (expense) benefit	(425)	163	(74)	2,024
Equity in holdings' losses, net of tax	-	(2,654)	-	(8,894)
Minority interests in losses of consolidated subsidiary	195	100	346	329
Income (loss) from continuing operations	923	(4,542)	461	(15,754)
Income from discontinued operations, net of tax	-	379	13	379
Net income (loss)	$ 923	$(4,163)	$ 474	$(15,375)
Income (loss) per share (Basic and Diluted):
Income (loss) per share from continuing operations	$ 0.03	$ (0.13)	$ 0.02	$ (0.44)
Income per share from discontinued operations	-	0.01	-	.01
Income (loss) per share	$ 0.03	$ (0.12)	$ 0.02	$ (0.43)

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Unaudited)

(Dollars in thousands)

	Nine months ended
	Sept. 30,	Sept. 30,
	2003	2002
COMMON STOCK
Balance, beginning	$ 35,648	$ 35,505
Issuance of shares - options	11	42
Balance, ending	$ 35,659	$ 35,547
PAID-IN-CAPITAL
Balance, beginning	$ 67,479	$ 67,045
Issuance of shares - options	9	(2)
MTI MicroFuel Cell investment	191	(7)
Plug Power holding, net of taxes	-	636
SatCon holding, net of taxes	-	(150)
Compensatory options	32	38
Stock option exercises recognized differently for financial reporting and tax purposes	1	-
Balance, ending	$ 67,712	$ 67,560
ACCUMULATED DEFICIT
Balance, beginning	$(61,874)	$(54,913)
Net income (loss)	474	(15,375)
Balance, ending	$(61,400)	$(70,288)
ACCUMULATED OTHER COMPREHENSIVE INCOME:
UNREALIZED GAIN ON SECURITIES AVAILABLE FOR SALE,
NET OF TAXES
Balance, beginning	$ 13,170	$ -
Less reclassification adjustment for
gains included in net income	(5,472)	-
Change in unrealized gain on securities available for sale, net of taxes	4,521	-
Balance, ending	$ 12,219	$ -
RESTRICTED STOCK GRANT
Balance, beginning	$ (40)	$ -
Grants vested	37	-
Balance, ending	$ (3)	$ -
TREASURY STOCK
Balance, beginning	$(13,635)	$ (29)
Balance, ending	$(13,635)	$ (29)
SHAREHOLDERS' EQUITY
Balance, ending	$ 40,552	$ 32,790
TOTAL COMPREHENSIVE INCOME (LOSS):
Net income (loss)	$ 474	$(15,375)
Other comprehensive loss:
Change in unrealized gain on securities available for sale, net of taxes	(951)	-
Total comprehensive loss	$ (477)	$(15,375)

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)
	Nine months ended
	Sept. 30, 2003	Sept. 30, 2002
Operating Activities
Net income (loss) excluding discontinued operations	$ 461	$(15,754)
Adjustments to reconcile net income (loss) to
net cash used by operations:
Loss on derivatives	4	183
Impairment losses	418	8,127
Minority interests in losses of consolidated subsidiary	(346)	(329)
Loss on retirement of subsidiary treasury stock	5	-
Depreciation and amortization	430	407
(Gain) loss on sale of securities available for sale, net	(7,483)	71
Gain on sale of holdings, net	-	(5,562)
Equity in holdings' losses, gross	-	8,872
Loss on disposal of fixed assets	3	16
Deferred income taxes and other credits	104	(1,918)
Stock based compensation	69	38
Changes in operating assets and liabilities net of effects from discontinued operations:
Accounts receivable	306	(101)
Inventories	99	150
Prepaid expenses and other current assets	(912)	(1,170)
Accounts payable	(84)	(236)
Income taxes	(82)	178
Accrued liabilities - related parties	(86)	119
Accrued liabilities	245	(19)
Net cash used by operating activities excluding discontinued operations	(6,849)	(6,928)
Discontinued operations:
Income from discontinued operations	13	379
Deferred income taxes and other credits	8	(356)
Net cash provided by discontinued operations	21	23
Net cash used by operating activities	(6,828)	(6,905)
Investing Activities
Purchases of property, plant and equipment	(843)	(385)
Proceeds from sale of securities available for sale	11,654	130
Proceeds from sale of holdings	-	8,617
Principal payments from notes receivable	-	25
Net change in restricted cash equivalents	-	(987)
Net cash provided by investing activities	10,811	7,400
Financing Activities
Net proceeds from subsidiary stock issuances	1,001	-
Treasury stock purchase by subsidiary	-	(10)
Proceeds from stock option exercises	20	40
Net cash provided by financing activities	1,021	30
Increase in cash and cash equivalents	5,004	525
Cash and cash equivalents - beginning of period	7,320	4,127
Cash and cash equivalents - end of period	$12,324	$ 4,652

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

  Significant Accounting Policies

Revenue Recognition

The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition. Product revenue is recognized when there is persuasive evidence of an arrangement, delivery of the product to the customer or distributor has occurred, at which time title generally is passed to the customer or distributor, and the Company has determined that collection of a fixed fee is probable, all of which occur upon shipment of the product. If the product requires installation to be performed by the Company, all revenue related to the product is deferred and recognized upon the completion of the installation.

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

While the Company's accounting for these contract costs is subject to audit by the sponsoring entity, in the opinion of management no material adjustments are expected as a result of such audits. Cost of product revenue includes material, labor and overhead. Costs incurred in connection with funded research and development arrangements are included in funded research and product development expenses.

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

Stock Based Compensation

The Company has two stock-based employee compensation plans, which are described more fully in Note 15 of the financial statements and notes thereto for the year ended December 31, 2002. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants granted to employees to be included in the statement of operations or, alternatively, disclosed in the notes to consolidated financial statements. The Company accounts for stock-based compensation of employees under the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and has elected the disclosure-only alternative under SFAS No. 123. The Company records the fair market value of stock options and warrants granted to non-employees in exchange for services in accordance with Emerging Issues Task Force ("EITF") No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, in the Consolidated Statement of Operations. The Company has adopted the disclosure provisions but does not intend to adopt the transition provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

The following table illustrates the effect on net loss and earnings per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Significant Accounting Policies (Continued)
(Dollars in thousands,	Three months ended		Nine months ended
except per share data)	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2003	2002	2003	2002
Net income (loss), as reported	$ 923	$(4,163)	$ 474	$(15,375)
Add: Total stock-based employee
compensation expense already recorded in
financial statements, net of related tax
effects	6	13	20	34
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(254)	(730)	(894)	(2,118)
Pro forma net income (loss)	$ 675	$(4,880)	$ (400)	$(17,459)

Income (loss) per share:
Basic and diluted - as reported	$ 0.03	$ (0.12)	$ 0.02	$ (0.43)
Basic and diluted - pro forma	$ 0.02	$ (0.14)	$(0.01)	$ (0.49)

Income Taxes

The Company accounts for taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable for future years to differences between financial statement and tax bases of existing assets and liabilities. Under SFAS No. 109, the effect of tax rate changes on deferred taxes is recognized in the income tax provision in the period that includes the enactment date. The provision for taxes is reduced by investment and other tax credits in the years such credits become available.

Reclassification

Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

  Gillette Strategic Alliance and Issuance of Stock by Subsidiary

On September 19, 2003, MTI MicroFuel Cells Inc. ("MTI Micro"), a subsidiary of the Company, entered into a strategic alliance agreement (the "Strategic Alliance Agreement") with The Gillette Company ("Gillette") whereby MTI Micro, Gillette and Gillette's Duracell business unit will seek to jointly develop and commercialize micro fuel cell products to power low-power, hand-held, mass market, high volume, portable consumer devices.

The agreement provides for a multi-year exclusive relationship for the design, development and commercialization of a low power direct methanol micro fuel cell power system and a compatible fuel refill system. Pursuant to the agreement, MTI Micro will focus on the development of the direct methanol micro fuel cell and Gillette will

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Gillette Strategic Alliance and Issuance of Stock by Subsidiary

(Continued)

focus on the development of the fuel refill. In addition, both MTI Micro and Gillette will transfer and license from each other certain intellectual property assets, and both have the ability to earn royalties.

Gillette purchased 1,088,278 shares of MTI Micro common stock (representing approximately 2.97% of MTI Micro's outstanding common stock) at a price of $.92 per share for $1 million pursuant to an equity investment agreement (the "Investment Agreement"). In addition to the foregoing referenced $1 million investment in MTI Micro common stock, Gillette may make additional investments of up to $4 million subject to agreed milestones. The Company has agreed to invest $20 million in MTI Micro during the first two years of the agreement if other sources of funding are not available. Immediately prior to the Gillette transaction closing, the Company invested $11 million ($7.4 million in cash and $3.6 million through the conversion of a loan receivable to equity), to develop direct methanol micro fuel cells, of its $20 million commitment in MTI Micro common stock, which leaves a remaining investment guaranty of $9 million as of September 30, 2003.

  Contracts Receivable
  Included in accounts receivable are the following at:

Sept. 30,,	Dec. 31,
(Dollars in thousands)	2003	2002
U.S. and State Government:
Amount billable	$ 215	$ 300
Amount billed	-	42
Retainage	50	25
	$ 265	$ 367

The balances billed but not paid by customers pursuant to retainage provisions in contracts are due upon completion of the contracts and acceptance by the customer. Based on the Company's experience, most retainage amounts are expected to be collected within the ensuing year.

  Inventories

Inventories consist of the following at:
	Sept. 30,	Dec. 31,
(Dollars in thousands)	2003	2002
Finished goods	$ 334	$ 313
Work in process	247	253
Raw materials, components and assemblies	698	812
	$1,279	$1,378

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
  Securities Available for Sale

Securities available for sale are classified as current assets and accumulated net unrealized gains (losses) are charged to Other

Comprehensive Income (Loss).

The principal components of the Company's securities available for sale consist of the following:

(Dollars in thousands, except stock price and share data)
				Quoted
				Market
	Book	Unrealized	Recorded	Price
Security	Basis	Gain	Fair Value	Per NASDAQ	Ownership	Shares
Sept. 30, 2003
Plug Power	$10,791	$20,365	$31,156	$ 5.13	9.96%	6,073,227
December 31, 2002
Plug Power	$14,344	$21,905	$36,249	$ 4.49	15.83%	8,073,227
SatCon	1,037	46	1,083	1.40	4.58%	773,600
Total	$15,381	$21,951	$37,332

The book basis roll forward of Plug Power and SatCon securities is as follows:

Plug Power

(Dollars in thousands)	Sept. 30,	Dec. 31,
	2003	2002
Securities available for sale, beginning of period	$14,344	$ -
Transfer asset from holdings, at equity on December 20, 2002	-	14,416
Sale of shares	(3,553)	(72)
Securities book basis	10,791	14,344
Unrealized gain on marketable securities	20,365	21,905
Securities available for sale, end of period	$31,156	$36,249

SatCon

(Dollars in thousands)	Sept. 30,	Dec. 31,
	2003	2002
Securities available for sale, beginning of period	$1,037	$ -
Transfer asset from holdings, at equity on July 1, 2002	-	2,193
Sale of shares	(619)	(488)
Impairment loss (Note 7)	(418)	(668)
Securities book basis	-	1,037
Unrealized gain on marketable securities	-	46
Securities available for sale, end of period	$ -	$1,083

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

The Company believes that the sluggish economy has had a negative impact on the equity value of companies in the new energy sector. In light of these circumstances and based on the results of the reviews described above, the Company recorded other than temporary impairment charges with respect to its securities and holdings in publicly traded companies. Pre-tax impairment losses were recorded as follows:

	Three months ended		Nine months ended
(Dollars in thousands)	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Holdings, at equity: SatCon	$ -	$ (57)	$ -	$(2,475)
Securities available for sale:
SatCon	-	(668)	(418)	(668)
Beacon	-	(220)	-	(4,984)
	$ -	$(945)	$(418)	$(8,127)
  Income Taxes

The Company's effective income tax rate from operations, including equity in holdings' losses (in 2002) differed from the Federal statutory rate as follows:

	Three months ended		Nine months ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002
Federal statutory tax rate	34.00%	(34.00)%	34.00%	(34.00)%
State taxes, net of federal tax
Effect	1.76	(8.45)	(3.43)	(4.54)
Change in valuation allowance	-	55.22	-	35.38
NOL and true up	-	(16.45)	-	(8.15)
Other, net	1.10	-	8.48	-
Tax rate	36.86%	(3.68)%	39.05%	(11.31)%

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Income Taxes (Continued)

Income tax expense (benefit) consists of the following:

	Three months ended		Nine months ended
(Dollars in thousands)	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2003	2002	2003	2002
Operations before equity in holdings' losses
Federal	$ -	$ -	$ -	$ (475)
State	(74)	(164)	(30)	391
Deferred	499	1	104	(1,940)
	425	(163)	74	(2,024)
Equity in holdings' losses
Federal	-	-	-	-
State	-	-	-	-
Deferred	-	-	-	22
	-	-	-	22
Total continuing operations	425	(163)	74	(2,002)
Discontinued operations
Federal	-	-	-	-
State	-	-	-	-
Deferred	-	-	8	-
Total	$ 425	$ (163)	$ 82	$(2,002)
Items charged (credited) directly to stockholders' equity:
Increase in additional paid- in capital for equity holdings and warrants and options issued - Deferred	$ -	$ -	$ -	$ -
Increase in unrealized gain on available for sale securities - Deferred	(40)	-	(634)	-
Expenses for employee stock options recognized differently for financial reporting/tax purposes - Federal	-	-	(1)	-
	$ (40)	$ -	$(635)	$ -

The deferred tax assets and liabilities consist of the following tax effects relating to temporary differences and carryforwards:

(Dollars in thousands)	Sept. 30,	Dec. 31,
	2003	2002
Current deferred tax (liabilities) assets:
Bad debt reserve	$ 264	$ 264
Inventory valuation	13	12
Inventory capitalization	19	19
Securities available for sale	(10,139)	(9,659)
Vacation pay	124	94
Warranty and other sale obligations	33	22
Stock options	269	256
Other reserves and accruals	117	116
Net current deferred tax liabilities	$(9,300)	$(8,876)

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Income Taxes (Continued)

(Dollars in thousands)	Sept. 30,	Dec. 31,
	2003	2002
Noncurrent deferred tax assets (liabilities):
Net operating loss	$ 4,736	$ 3,790
Property, plant and equipment	(123)	(123)
Derivatives	(1)	(2)
Other	239	239
Research and development tax credit	459	459
Alternative minimum tax credit	150	150
	5,460	4,513
Valuation allowance	(1,836)	(1,836)
Net noncurrent deferred tax assets	$ 3,624	$ 2,677

The valuation allowance at September 30, 2003 and December 31, 2002 was $1.836 million. The valuation allowance reflects the estimate that it was more likely than not that certain net operating losses may be unavailable to offset future taxable income.

  Earnings Per Share

The amounts used in computing earnings per share ("EPS") and the effect on income and the weighted average number of shares of potentially dilutive securities are as follows:

	Three months ended		Nine months ended
(Dollars in thousands, except	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
per share data)	2003	2002	2003	2002
Income (loss) from continuing operations	$ 923	$(4,542)	$ 461	$(15,754)
Basic EPS:
Common shares outstanding, beginning of period	27,639,260	35,527,260	27,627,885	35,484,760
Unvested restricted common shares	(50,000)	-	(50,000)	-
Weighted average common shares issued during the period	-	-	10,646	29,582
Weighted average shares outstanding	27,589,260	35,527,260	27,588,531	35,514,342
Income (loss) per weighted average share	$ 0.03	$ (0.13)	$ 0.02	$ (0.44)
Diluted EPS:
Common shares outstanding, beginning of period	27,639,260	35,527,260	27,627,885	35,484,760
Unvested restricted common shares	-	-	-	-
Weighted average common shares issued during the period	-	-	10,646	29,582
Weighted average number of options	1,039,181	-	739,579	-
Weighted average number of warrants	-	-	-	-
Weighted average shares outstanding	28,678,441	35,527,260	28,378,110	35,514,342
Income (loss) per weighted average share	$ 0.03	$ (0.13)	$ 0.02	$ (0.44)

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Earnings Per Share (Continued)

For the three and nine months ended September 30, 2003, warrants to purchase 300,000 shares of common stock with an exercise price of $12.56 per share were outstanding but were not included in the computations of EPS-assuming dilution because inclusion would be anti-dilutive. Additionally, under SFAS No. 128, Earnings per Share, 50,000 shares of non-vested restricted common stock, which vest solely upon continued service, were excluded from the computation of basic earnings per share.

For the three and nine months ended September 30, 2002, options to purchase 3,399,025 shares of common stock at exercise prices ranging from $.54 to $21.92 per share and warrants to purchase 300,000 shares of common stock with an exercise price of $12.56 per share were outstanding but were not included in the computations of EPS-assuming dilution because the Company incurred losses during these periods and inclusion would be anti-dilutive.

  Sale of Securities Available for Sale

  The Company sold shares of the following securities and recognized gains (losses) and proceeds as follows:
	Three months ended		Nine months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(Dollars in thousands, except shares)	2003	2002	2003	2002
Plug Power
Shares sold	1,000,000	-	2,000,000	-
Proceeds	$ 5,024	$ -	$ 10,251	$ -
Gain on sales	$ 3,247	$ -	$ 6,698	$ -

SatCon
Shares sold	581,100	100,000	773,600	100,000
Proceeds	$ 1,237	$ 130	$ 1,403	$ 130
Gain (loss) on sales	$ 876	$ (71)	$ 785	$ (71)

Total net gain (loss) on sales	$ 4,123	$ (71)	$ 7,483	$ (71)

  Sale of Holdings

  The Company sold shares of the following holdings and recognized gains and proceeds as follows:
	Three months ended		Nine months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(Dollars in thousands, except shares)	2003	2002	2003	2002
Plug Power
Shares sold	-	300,000	-	900,000
Proceeds	$ -	$ 1,631	$ -	$ 7,707
Gain on sales	$ -	$ 952	$ -	$ 5,485

SatCon
Shares sold	-	-	-	212,500
Proceeds	$ -	$ -	$ -	$ 910
Gain on sales	$ -	$ -	$ -	$ 77

Total net gain on sales	$ -	$ 952	$ -	$ 5,562

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Equity in Holdings' Losses, Net of Tax

Equity in holdings' losses, net of tax, for holdings accounted for under the equity method is as follows:

	Three months ended		Nine months ended
(Dollars in thousands)	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30
	2003	2002	2003	2002
Plug Power	$ -	$(2,327)	$ -	$(7,807)
SatCon	-	(327)	-	(1,087)
	$ -	$(2,654)	$ -	$(8,894)
  Cash Flows - Supplemental Information
	Nine months ended
	Sept. 30,	Sept. 30,
(Dollars in thousands)	2003	2002
Non-cash Investing and Financing Activities:
Additional paid-in-capital resulting from stock option exercises treated differently for financial reporting and tax purposes	$ 1	$ -
Change in investment and paid-in-capital resulting from other investors' activity in MTI MicroFuel Cells Inc. stock	191	(7)
Prepaid material in exchange for investment in subsidiary	3	-
Additional holdings and paid-in-capital resulting from other investors' activity in Plug Power Inc.	-	636
Change in holdings and paid-in-capital resulting from other equity activity in SatCon Technology Corporation	-	(150)

  Segment Information

The Company operates in two business segments, New Energy and Test and Measurement Instrumentation. The New Energy segment is focused on commercializing direct methanol micro fuel cells. The Test and Measurement Instrumentation segment designs, manufactures, markets and services computer-based balancing systems for aircraft engines, high-performance test and measurement instruments and systems, and wafer characterization tools for the semiconductor industry.

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

"Reconciling Items" column includes minority interests in a consolidated subsidiary and income tax allocation to equity in holdings' losses (in 2002). In addition, segments' noncash items include any depreciation and amortization in reported profit or loss. The New Energy segment figures include the Company's micro fuel cell operations, equity securities of Plug Power, SatCon and Beacon Power (in 2002) and the results of the Company's equity method of accounting for certain holdings (in 2002). The results for Plug Power and SatCon (in 2002) were derived from their published quarterly and annual financial statements.

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
(Dollars in thousands)		Test and
		Measurement		Reconciling	Consolidated
Three months ended Sept. 30, 2003	New Energy	Instrumentation	Other	Items	Totals
Product revenue	$ -	$1,598	$ -	$ -	$ 1,598
Funded research and development revenue	310	-	-	-	310
Research and product development expenses	1,910	286	-	-	2,196
Selling, general and administrative expenses	806	423	613	-	1,842
Segment profit (loss) from continuing operations before income taxes, equity in holdings' losses and minority interests	1,647	90	(584)	-	1,153
Segment profit (loss)	1,647	90	(1,009)	195	923
Total assets	40,584	2,211	10,280	-	53,075
Securities available for sale	31,156	-	-	-	31,156
Capital expenditures	210	24	102	-	336
Depreciation and amortization	73	25	60	-	158

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Segment Information (Continued)
(Dollars in thousands)		Test and
		Measurement		Reconciling	Consolidated
Three months ended Sept. 30, 2002	New Energy	Instrumentation	Other	Items	Totals
Product revenue	$ -	$ 1,018	$ -	$ -	$ 1,018
Funded research and development revenue	489	-	-	-	489
Research and product development expenses	1,627	229	-	-	1,856
Selling, general and administrative expenses	410	442	387	-	1,239
Equity in holdings' losses	(2,654)	-	-	-	(2,654)
Impairment losses	(945)	-	-	-	(945)
Segment loss from continuing operations before income taxes, equity in holdings' losses and minority interests	(1,531)	(30)	(590)	-	(2,151)
Segment (loss) profit	(4,185)	(30)	(48)	100	(4,163)
Total assets	27,066	2,095	7,489	-	36,650
Securities available for sale	2,073	-	-	-	2,073
Holdings, at equity	22,828	-	-	-	22,828
Capital expenditures	143	4	12	-	159
Depreciation and amortization	55	36	50	-	141
(Dollars in thousands)		Test and
		Measurement		Reconciling	Consolidated
Nine months ended Sept. 30, 2003	New Energy	Instrumentation	Other	Items	Totals
Product revenue	$ -	$ 4,304	$ -	$ -	$ 4,304
Funded research and development revenue	1,422	-	-	-	1,422
Research and product development expenses	5,218	832	-	-	6,050
Selling, general and administrative expenses	1,817	1,219	1,486	-	4,522
Impairment losses	(418)	-	-	-	(418)
Segment (loss) profit from continuing operations before income taxes, equity in holdings' losses and minority interests	1,281	250	(1,342)	-	189
Segment (loss) profit	1,281	250	(1,403)	346	474
Total assets	40,584	2,211	10,280	-	53,075
Securities available for sale	31,156	-	-	-	31,156
Capital expenditures	371	32	440	-	843
Depreciation and amortization	205	82	143	-	430

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Segment Information (Continued)
(Dollars in thousands)		Test and
		Measurement		Reconciling	Consolidated
Nine months ended Sept. 30, 2002	New Energy	Instrumentation	Other	Items	Totals
Product revenue	$ -	$3,203	$ -	$ -	$ 3,203
Funded research and development revenue	1,046	-	-	-	1,046
Research and product development expenses	4,239	752	-	-	4,991
Selling, general and administrative expenses	1,554	1,361	982	-	3,897
Equity in holdings' losses	(8,872)	-	-	(22)	(8,894)
Impairment losses	(8,127)	-	-	-	(8,127)
Segment loss from continuing operations before income taxes, equity in holdings' losses and minority interests	(7,648)	(700)	(865)	-	(9,213)
Segment (loss) profit	(16,520)	(700)	1,516	329	(15,375)
Total assets	27,066	2,095	7,489	-	36,650
Securities available for sale	2,073	-	-	-	2,073
Holdings, at equity	22,828	-	-	-	22,828
Capital expenditures	283	10	92	-	385
Depreciation and amortization	153	108	146	-	407

The following table presents the details of "Other" segment (loss) profit:
	Three months ended		Nine months ended
(Dollars in thousands)	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2003	2002	2003	2002
Corporate and Other (Expense) Income:
Depreciation and amortization	$ (60)	$ (50)	$ (143)	$ (146)
Interest expense	-	(12)	(7)	(36)
Interest income	50	25	96	75
Income tax (expense) benefit	(425)	163	(74)	2,002
Income from discontinued operations, net	-	379	13	379
Other expense, net	(574)	(553)	(1,288)	(758)
Total (expense) income	$(1,009)	$ (48)	$(1,403)	$ 1,516

  Related Party Transactions

In connection with the National Institute of Standards and Technology ("NIST") billings and supplier accounts payable, as of September 30, 2003, the Company has a liability to Dupont (a minority shareholder in MTI Micro) for approximately $104 thousand. This liability is included in the financial statement line "Accrued liabilities - related parties."

  Effect of Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, Accounting for Asset Retirement Obligation. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, an entity capitalizes a cost by

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Effect of Recent Accounting Pronouncements (Continued)

increasing the carrying amount of the long-lived asset. Over time,

the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this Statement, effective January 1, 2003, did not have a material impact on the Company's consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This statement is effective for exit and disposal activities initiated after December 31, 2002. The adoption of this Statement, effective January 1, 2003, did not have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of the Standard, effective October 1, 2003, had no impact on the Company's consolidated financial statements and related disclosures.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, to provide clarification on the meaning of an underlying, the characteristics of a derivative that contains financing components and the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors. SFAS No. 149 will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. This statement is applicable to existing

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Effect of Recent Accounting Pronouncements (Continued)

contracts and new contracts entered into after June 30, 2003 if those contracts relate to forward purchases or sales of when-issued securities or other securities that do not yet exist. The adoption of this Statement, effective July 1, 2003, had no impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity, to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. An issuer is required to classify a financial instrument that is within such standard's scope as a liability (or an asset in some circumstances). The requirements of this Statement apply to freestanding financial instruments, including those that comprise more than one option or forward contract. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. This Statement is effective for financial instruments entered into or modified after

May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement, effective July 1, 2003, had no impact on the Company's consolidated financial statements.

  Contingencies

Investment Company Act

The Company's securities available for sale constitute investment securities under the Investment Company Act of 1940 (the "Investment Company Act"). In general, a company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets, subject to certain exclusions and exemptions. Investment companies are subject to registration under, and compliance with, the Investment Company Act unless a particular exemption or safe harbor provision applies. If the Company were to be deemed an investment company, the Company would become subject to the requirements of the Investment Company Act. As a consequence, the Company would be prohibited from engaging in certain businesses or issuing certain securities, certain of our contracts might be voidable, and the Company might be subject to civil and criminal penalties for noncompliance.

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

On December 3, 2001, the Company made an application to the

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Contingencies (Continued)

Securities and Exchange Commission ("SEC") requesting that they either declare that the Company is not an investment company because it is primarily engaged in another business or exempt it from the provisions of the Investment Company Act for a period of time. The Company amended this application on October 20, 2003. This application is pending. If the Company's application is not granted, the Company will have to find another safe harbor or exemption that it can qualify for, which may include a one-year safe harbor granted by the Investment Company Act, or become an investment company subject to the regulations of the Investment Company Act.

If the Company was deemed to be an investment company and could not find another safe harbor or exemption and failed to register as an investment company, the SEC could require the Company to sell its interest in Plug Power until the value of its securities available for sale are reduced below 40% of total assets. This could result in sales of securities in quantities of shares at depressed prices and the Company may never realize anticipated benefits from, or may incur losses on, these sales. Also, in connection with the strategic alliance agreement with Gillette, the Company has agreed to indemnify Gillette against any losses arising out of or related to the Company's noncompliance with the Investment Company Act or any regulations thereunder.

Further, the Company may be unable to sell some securities due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, the Company may incur tax liabilities when selling assets.

Litigation

Lawrence

On September 9, 1998, Barbara Lawrence, the Lawrence Group, Inc.("Lawrence"), and certain other Lawrence-related entities ("Plaintiffs") initially filed suit in the Bankruptcy Court and the United States District Court for the Northern District of New York which were subsequently consolidated in the District Court, against First Albany Corporation ("FAC"), Mechanical Technology, Dale Church, Edward Dohring, Beno Sternlicht, Alan Goldberg and George McNamee (former Directors of the Company), Marty Mastroianni (former President and Chief Operating Officer of the Company), and 33 other individuals ("Defendants") who purchased a total of 820,909 (2,462,727 shares post split) shares of the Company's stock from the Plaintiffs. The case concerns the Defendants' 1997 purchase of Mechanical Technology shares from the Plaintiffs at the price of $2.25 per share ($0.75 per share post split). FAC acted as Placement Agent for the Defendants in the negotiation and sale of the shares and in proceedings before the Bankruptcy Court for the Northern District of New York, which approved the sale in September 1997.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Contingencies (Continued)

Plaintiffs claim that the Defendants failed to disclose material inside information concerning Plug Power, LLC to the Plaintiffs and therefore the $2.25 per share ($0.75 per share post split) purchase price was unfair. Plaintiffs are seeking damages of $5 million plus punitive damages and costs. In April 1999, Defendants filed a motion to dismiss the amended complaint, which was denied by the Bankruptcy Court. On appeal in October 2000, Plaintiffs' cause of action was dismissed by the United States District Court for the Northern District of New York. In November 2000, Plaintiffs filed an appeal of that dismissal with the United States Court of Appeals for the Second Circuit. In June 2002, the Second Circuit Court of Appeals reversed the District Court decision and remanded the case for further consideration of the Plaintiff's claims as motions to modify the Bankruptcy Court sale order. The Plaintiff's claims have now been referred back to Bankruptcy Court for such consideration. In September 2003, the Bankruptcy Court issued an order permitting Plaintiffs to conduct limited discovery concerning how First Albany formed an opinion about the Company's stock up until the date the Stock Purchase Agreement was executed.

The Company believes the claims have no merit and intends to defend them vigorously. The Company cannot predict the outcome of the claims nor reasonably estimate a range of possible loss given the current status of the litigation. Accordingly, no amounts have been reserved for this matter.

Ling Electronics, Inc.

On July 8, 2003, Donald R. Gilillard, Sharon Gilillard, Vernon Dunham and Jean Dunham ("Plaintiffs") filed a suit in the Superior Court of California for Orange County against SatCon Power Systems, Inc., a subsidiary of SatCon Technology Corporation, and Mechanical Technology Inc. In September 2003, SatCon and the Company filed a joint answer to the complaint.

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

Future minimum rental payments required under non-cancelable operating leases are (dollars in thousands): $137 remaining in 2003; $611 in 2004, $552 in 2005, $431 in 2006, $316 in 2007 and $605 thereafter.

Warranties

A reconciliation of changes in product warranty liabilities is as follows:
	Three months ended		Nine months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(Dollars in thousands)	2003	2002	2003	2002
Balance, beginning of period	$73	$ 85	$53	$ 81
Accruals for warranties issued	16	10	43	32
Accruals related to pre-existing
warranties (including changes in
estimates)	-	-	-	-
Settlements made (in cash or in kind)	(6)	5	(13)	(13)
Balance, end of period	$83	$100	$ 83	$100

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

Guaranty of Subsidiary Funding

In connection with the strategic alliance agreement between MTI Micro and Gillette, the Company guaranteed additional investments in its subsidiary, MTI Micro, of up to $20 million, if other sources of funding are not available. Immediately prior to the Gillette transaction closing, the Company invested $11 million ($7.4 million in cash and $3.6 million through the conversion of a loan receivable to equity) of its $20 million commitment in MTI Micro common stock, which leaves a remaining investment guaranty of $9 million as of September 30, 2003.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Contingencies (Continued)

Employment Agreements

The Company has employment agreements with certain employees that provide severance payments and accelerated vesting of certain options upon termination of employment under certain circumstances, as defined in the applicable agreements. As of September 30, 2003, the Company's potential minimum obligation to these employees was approximately $836 thousand.

  Subsequent Events

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

Harris Corporation

On October 8, 2003, the Company announced an agreement between MTI Micro and Harris Corporation that builds on work completed under an earlier project and advances their joint development of micro fuel cell systems for portable military communications equipment.

As part of the first agreement between the two companies, entered into during November 2002, MTI Micro developed direct methanol micro fuel cell (DMFC) system power-pack prototypes for use with Harris' tactical handheld radios. Under the new agreement, Harris will pay a fixed amount for the development of and will purchase next generation direct methanol micro fuel cell system prototypes from MTI Micro.

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

MTI Micro is commercializing its micro fuel cell power systems as potential future power sources for portable electronics in commercial and military markets, with an initial product planned for 2004.

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

MTI Micro has built a number of system prototypes that demonstrate size reductions, performance improvements, the ability to operate in any orientation, and operation at a range of voltages. MTI Micro also uses laboratory systems to demonstrate and test advanced concepts and technology. Operating on 100% methanol, MTI Micro's laboratory direct methanol fuel cell (DMFC) system achieved an energy density of 250 Wh/l, which is comparable to that of a typical prismatic Lithium ion battery used to power portable electronic devices such as cell phones. The lab system also achieved 200 Wh/kg on a weight basis, which surpasses a typical prismatic Lithium ion battery. In addition, MTI Micro extracted 1 Wh/cc from methanol and 1.25 Wh/g on a weight basis from lab systems. MTI Micro is now working to evolve its laboratory systems to prototypes and then to products.

On September 19, 2003, MTI Micro, entered into a strategic alliance agreement with Gillette whereby MTI Micro, Gillette and Gillette's Duracell business unit will seek to jointly develop and commercialize micro fuel cell products to power low-power, hand-held, mass market, high volume, portable consumer devices.

The agreement provides for a multi-year exclusive relationship for the design, development and commercialization of a low power direct methanol micro fuel cell power system and a compatible fuel refill system. Pursuant to the agreement, MTI Micro will focus on the development of the direct methanol micro fuel cell and Gillette will focus on the development of the fuel refill. In addition, both MTI Micro and Gillette will transfer and license from each other certain intellectual property assets, and both have the ability to earn royalties.

Gillette purchased 1,088,278 shares of MTI Micro common stock (representing approximately 2.97% of MTI Micro's outstanding common stock) at a price of $.92 per share for $1 million pursuant to an equity investment agreement. In addition to the foregoing referenced $1 million investment in MTI Micro common stock, Gillette may make additional investments of up to $4 million subject to agreed milestones. The Company has agreed to invest $20 million in MTI Micro during the first two years of the agreement if other sources of funding are not available. Immediately prior to the Gillette transaction closing, the Company invested $11 million ($7.4 million in cash and $3.6 million through the conversion of a loan receivable to equity), to develop direct methanol micro fuel cells, of its $20 million commitment in MTI Micro common stock, which leaves a remaining investment guaranty of $9 million as of September 30, 2003.

MTI Instruments specializes in the design, manufacture and sale of high-performance test and measurement instruments and systems. MTI Instruments' three product groups provide: portable balancing systems for aircraft engines; electronic, computerized general gaging instruments for position, displacement and vibration applications; and semiconductor products for wafer characterization of semi-insulating and semiconducting wafers. MTI Instruments' largest customers include industry leaders in the computer, electronic, semiconductor, automotive, aerospace, aircraft and bioengineering fields.

From inception through September 30, 2003, the Company has incurred net losses of $61.4 million and expects to incur losses as it continues micro fuel cell product development and commercialization programs. The Company expects that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, gains on sales of securities available for sale, the operating results of MTI Instruments and MTI Micro and the number of prototypes produced.

Results of Operations

Three and Nine Months Ended September 30, 2003 Compared to September 30, 2002

The following is management's discussion and analysis of certain significant factors, which have affected the Company's results of operations for the three and nine months ended September 30, 2003 compared to the three and nine months ended September 30, 2002.

Product Revenue. Product revenue in the Test and Measurement segment for the three months ended September 30, 2003 increased by $.580 million or 57% to $1.598 million. The three-month increase is primarily the result of increases in sales to aviation customers of $.438 million, reflecting increases related to the fulfillment of orders under two Air Force contracts for the purchase of new PBS units as well as maintenance and upgrades of current units, a modest increase in sales to general gaging customers of $.070 million and an increase in semiconductor product sales of $.071 million. Aviation sales, compared to prior year sales, have increased for the third quarter in a row.

Product revenue for the first nine months of 2003 increased by $1.101 million or 34.4% to $4.304 million. The nine-month increase is primarily the result of increased sales to aviation customers of $1.098 million, reflecting increases related to the fulfillment of orders under two Air Force contracts, an increase of $.075 million in semiconductor product sales, offset by decreases in sales to general gaging customers of $.074 million.

The Air Force contracts were finalized during the third and fourth quarters of 2002. Information regarding these contacts is as follows:

(Dollars in thousands, except contract values)
		Revenues	Revenues	Total
		Nine months ended	Nine months ended	Orders
Contract	Expiration	9/30/2003	9/30/2002	Received

$8.8 million
Retrofit and
Maintenance
of PBS 4100's	06/20/2008	$ 1,530	$ -	$ 1,751

$3.1 million
PBS units and
Accessory Kits	09/30/2004*	$ 211	$ -	$ 1,022

* This contract may be extended by the Air Force at their discretion.

Funded Research and Development Revenue. Funded research and development revenue in the New Energy segment for the three months ended September 30, 2003 decreased $179 thousand to $310 thousand, a 36.6% decrease. The three-month decrease is primarily the result of the completion of the first NYSERDA government contract during the second quarter of 2003.

Funded research and development revenue for the first nine months of 2003 increased by $.376 million to $1.422 million, a 35.9% increase.

The nine-month increase is the result of government contracts being fully underway in 2003 compared to the prior year and the addition of private company development revenue related to the development and delivery of prototypes.

Information regarding government contracts included in funded research and development revenue is as follows:

(Dollars in thousands, except contract values)
		Revenues	Revenues
		Nine months ended	Nine months ended
Contract	Expiration	9/30/2003	9/30/2002

$4.6 million NIST *	09/30/04	$ 1,038	$ 887

$200,000 NYSERDA	01/31/04	$ -	$ -

$500,000 NYSERDA	09/30/03	$ -	$ 158

* This contract is a joint venture with Dupont. Dupont's share of the contract is $1.3 million.

Cost of Product Revenue. Cost of product revenue in the Test and Measurement segment for the three months ended September 30, 2003 increased by $.302 million or 66.7% to $.755 million. The increase was primarily due to increased sales levels in 2003.

Gross profit as a percentage of product revenue decreased to 52.75% for the three months ended September 30, 2003 from 55.5% in the prior year. The gross profit percentage decreased in correlation with reduced sales to one major OEM customer.

Cost of product revenue in the Test and Measurement segment for the nine months ended September 30, 2003 increased by $.165 million or 9.7% to $1.868 million reflecting a higher sales volume for the nine months ended September 30, 2003 as compared to the prior year. The nine-month changes are attributable to a shift in year to date product mix to higher margin aviation products, which is a direct result of the two Air Force contracts.

Gross profit as a percentage of product revenue increased by 9.8% to 56.6% for the first nine months of 2003. The nine-month changes are attributable to product mix year to date that reflects more sales in higher margin aviation products.

Funded Research and Product Development Expenses. Funded research and product development expenses in the New Energy segment increased by $.118 million or 15.5% to $.879 million for the three months ended September 30, 2003. Funded research and product development expenses increased by $.724 million or 40.7% to $2.502 million for the nine months ended September 30, 2003. The increased costs are attributable to increased development costs related to the NIST contract as it moves toward completion next year.

Unfunded Research and Product Development Expenses. Unfunded research and product development expenses increased by $.222 million or 20.27% to $1.317 million for the three months ended September 30, 2003. This increase reflects a $.057 million increase in product development costs in the Test and Measurement segment for the development of a new calibrator to complement the PBS product line (aviation), enhancements to this segment's current PBS jet engine balancing and vibration analysis systems design and continued development of this segment's semiconductor products. This increase also includes a $.165 million increase at the New Energy segment reflecting increased internal development costs directed at commercializing micro fuel cells.

Unfunded research and development expenses for the first nine months of 2003 increased by $.335 million or 10.4% to $3.548 million. This increase reflects a $.255 million increase for the New Energy segment and a $.080 million increase for the Test and Measurement segment. The nine-month changes are attributable to the same reasons as the three-month changes.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $.603 million to $1.842 million for the three months ended September 30, 2003, a 48.7% increase. Selling, general and administrative expenses for the first nine months of 2003 totaled $4.522 million, an increase of $.625 million or 16%. These increases are primarily the result of increased staffing levels needed to support business development as well as increased costs associated with the New Energy segment staff increases to support its drive to commercialization, patent filings and business transactions.

Operating Loss. Operating loss for the three months ended September 30, 2003 increased $.844 million to $2.885 million, a 41.4% increase. This increase in loss results primarily from increases in funded and unfunded research and development costs and selling, general and administrative expenses as well as decreases in funded research and development revenue in the New Energy segment partially offset by increases in gross profits from product revenues in the Test and Measurement segment.

The first nine months of 2003 yielded an operating loss of $6.714 million, an increase of $.372 million, or 5.9%. The nine-month change results primarily from increases in funded and unfunded research and development costs and selling, general and administrative expenses partially offset by increases in gross profits from product revenue in the Test and Measurement segment and funded research and development revenue in the New Energy segment.

Gain (Loss) on Sale of Securities Available for Sale, Net. Results for the three and nine months ended September 30, 2003 included a $4.123 and $7.483 million gain on the sale of securities available for sale, respectively. Results for the three and nine months ended September 30, 2002 included a $0.071 million loss on the sale of securities available for sale. The average selling price per share of Plug Power and SatCon common stock was $4.96 and $2.07, respectively, for the three months ended September 30, 2003 and $5.07 and $1.75, respectively, for the nine months ended September 30, 2003. The average selling price per share of SatCon common stock was $1.30 for both the three and nine months ended September 30, 2002.

Gain on Sale of Holdings, Net. Results in the prior year for the three and nine months ended September 30, 2002 included a $.952 and $5.562 million gain on the sale of holdings, respectively. The average selling price per share of Plug Power common stock was $5.44 and $8.56, respectively, for the three and nine months ended September 30, 2002. The average selling price per share of SatCon common stock for the nine months ended September 30, 2002 was $4.28.

Impairment Losses. As of September 30, 2003, the Company had sold all securities which have been subject to impairments in the past. For the three months ended September 30, 2003 and 2002, the Company recorded a

$0 and $.945 million charge, respectively, for impairment losses for other than temporary declines in the value of certain available for sale securities ($0 and $.888 million, respectively) and equity method investments ($0 and $.057 million, respectively). For the nine months ended September 30, 2003 and 2002, impairment charges totaled $.418 and $8.127 million, respectively, related to available for sale securities ($.418 and $5.652 million, respectively) and equity method investments ($0 and $2.475 million, respectively).

Equity in Holdings' Losses, Net of Tax. In 2002, results for the three and nine months ended September 30 included a $2.654 million and $8.894 million loss, net of tax, respectively, from the recognition of the Company's proportionate share of losses in equity holdings. Equity in holdings' losses resulted from the Company's minority ownership in certain companies, which were accounted for under the equity method of accounting. Under the equity method of accounting, the Company's proportionate share of each company's operating losses was included in equity in holdings' losses. Equity in holdings' losses for the three and nine months ended September 30, 2002 included the results from the Company's minority ownership in Plug Power and SatCon.

Equity in holdings' losses included a loss, before taxes, from Plug Power of $2.327 million and $7.762 million, respectively, for the three and nine months ended September 30, 2002. Equity in holdings'

losses, before taxes, for the three and nine months ended September 30, 2002 also included our proportionate share of losses from SatCon of $.327 million and $1.110 million, respectively. SatCon was accounted for on a one-quarter lag until the accounting was changed to fair value from the equity method on July 1, 2002. Plug Power was accounted for under the equity method until the accounting was changed on December 20, 2002 to fair value.

Effective July 1, 2002, the Company's holdings in SatCon and as of December 20, 2002, the Company's holdings in Plug Power were accounted for using the fair value method as set forth in SFAS No. 115, Accounting for Certain Debt and Equity Securities. The Company sold all of its shares of SatCon as of September 12, 2003. The Company is no longer required to record its share of any losses from Plug Power and the holdings are carried at fair value, designated as available for sale, and any unrealized gains and losses are included in stockholders' equity as a component of accumulated other comprehensive income (loss).

Income Tax (Expense) Benefit. The tax rates for the three and nine months ended September 30, 2003 were (36.86)% and (39.05)% compared to the rates for the three and nine months ended September 30, 2002 of 3.68% and 11.31%. These tax rates are primarily due to losses generated by operations and a full valuation allowance recorded against net deferred tax assets as of September 2002. The valuation allowance at September 30, 2003 and December 31, 2002 was $1.836

million. The Company determined that it was more likely than not that the ultimate recognition of certain deferred tax assets would not be realized. Further, as a result of ownership changes in 1996, the availability of $1.177 million of net operating loss carryforwards to offset future taxable income will be limited pursuant to the Internal Revenue Code.

Liquidity and Capital Resources

The Company has incurred significant losses as it continues its micro fuel cell product development and commercialization programs. The

Company expects that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, gains on sales of securities available for sale, the operating results of MTI Instruments and MTI Micro, the ability to attract government funding resources to offset research and development costs and the number of prototypes produced. As of September 30, 2003, the Company had an accumulated deficit of $61.400 million. During the nine months ended September 30, 2003, the Company recognized income of $.474 million and used cash in operating activities totaling $6.828 million. This cash use in 2003 was funded primarily by proceeds from the sale of securities available for sale which totaled $11.654 million. The Company expects to continue to incur losses as it develops and commercializes micro fuel cells and it expects to continue funding its operations from the sales of securities available for sale and government program funding unless other sources of funding can be found.

The Company anticipates that it will be able to meet the liquidity needs of its continuing operations for the next year from current cash resources, sale of securities available for sale and equity financings, if deemed appropriate. However, there can be no assurance that the Company will not require additional financing within this time frame or that any additional financing will be available to the Company on terms acceptable to the Company, if at all. Cash used in operations is expected to total approximately $10 million for 2003. Further, cash used for capital expenditures is expected to total approximately $1.5 million in 2003. Based on current cash flow and revenue projections, and assuming current market values, the sale of available for sale securities and current cash and cash equivalents, the Company should have adequate resources to fund operations for another two years. The Company will also seek to provide additional resources through equity offerings and additional government revenues.

Proceeds from the sale of securities available for sale are subject to fluctuations in the market value of Plug Power as well as limitations on the ability to sell shares arising under securities laws and other agreements detailed below.

On December 17, 2001 the Company entered into a plan under Rule 10b5-1 (the "Plan") pursuant to which the Company would sell shares of Plug Power. The Plan provided for the sale of up to 2 million shares of Plug Power during calendar 2003. In accordance with the Plan, the Company sold 1.5 million shares of Plug Power through September 30, 2003 and sold an additional .5 million shares under Rule 144 for a total of 2 million shares. Under the terms of the Plan, the Company could terminate the Plan at any time and did terminate the Plan during August 2003.

Future sales of Plug Power securities will generate taxable income or loss which is different from book income or loss due to the tax bases in these assets being significantly different from their book bases. Book and tax bases as of September 30, 2003 are as follows:

		Average	Average
Security	Shares Held	Book Cost Basis	Tax Basis
Plug Power	6,073,227	$1.78	$0.96

As of September 30, 2003, the Company owns 6,073,227 common shares in Plug Power. These securities are currently traded on the Nasdaq National Market and are therefore subject to stock market conditions. When acquired, these securities were unregistered. Plug Power securities are considered "restricted securities" as defined in Rule 144 and may be sold in the future without registration under the Securities Act subject to compliance with the provisions of Rule 144. Generally, restricted securities that have been owned for a period of at least one year may be sold after an IPO, subject to the volume limitations and certain other conditions contained in Rule 144. However, because of the Company's ownership position, it was considered an "affiliate" of Plug Power until August 18, 2003, when it reduced its ownership of Plug Power to less than 10%, and therefore remains subject to the volume limitations and the other conditions of Rule 144, even though it has held the securities for more than two years, until November 16, 2003.

The Rule 144 limitations, as currently in effect, limit the Company's sales of Plug Power stock within any three-month period to a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock of the company, or the average weekly trading volume of the common stock during the four calendar weeks preceding the date on which notice of such sale is filed, subject to certain restrictions.

Working capital was $35.60 million at September 30, 2003, a $1.08 million decrease from $36.68 million at December 31, 2002. This decrease is primarily the result of a $.951 million decrease in the unrealized gain on securities available for sale, net of tax.

At September 30, 2003, the Company's order backlog was $.595 million, compared to $.446 million at December 31, 2002.

Inventory and accounts receivable (from product revenues) turnover ratios and their changes for the nine months ended September 30 are as follows:
	2003	2002	Change
Inventory	1.7	1.3	.4
Accounts receivable (for product revenues)	6.53	5.88	.65

The changes in the inventory and accounts receivable turnover ratios are the result of the level and timing of sales. The Test and Measurement segment had a lower monthly sales volume in September 2003 compared to December 2002, but a higher year to date sales level in 2003 compared to 2002.

Cash flow used by operating activities for the nine months ended September 30, 2003 was $6.8 million compared with $6.9 million in the prior year. This cash use decrease of $.100 million reflects increases in cash expenditures to fund the New Energy segment development, offset by balance sheet changes which reflect the timing of cash payments and receipts.

Capital expenditures during the first nine months of 2003 were $.843 million, an increase of $.458 million from the prior year. Capital expenditures in 2003 included furniture, computer equipment, facilities fit-up, software, and manufacturing and laboratory equipment. Remaining capital expenditures in 2003 are expected to approximate $.700 million, consisting of expenditures for facility expansion, and computer, manufacturing and laboratory equipment. The Company expects to finance these expenditures with current cash and cash equivalents, sale of available for sale securities, and other sources, as appropriate.

In 2003, the Company recognized a $7.483 million net gain on the sale of its securities available for sale. This gain related to the Company's previously announced strategy to raise additional capital through the sale of its assets and equity offerings in order to fund its micro fuel cell operations.

As of September 30, 2003, the Company sold two million shares of Plug Power common stock with proceeds totaling $10.251 million and gains totaling $6.698 million and 773,600 shares of SatCon common stock with proceeds totaling $1.403 million and gains totaling $.785 million. Taxes on the net gains are expected to be offset by the Company's operating losses. As of September 30, 2003, the Company estimates its remaining net operating loss carryforwards to be approximately $12.1 million.

Cash and cash equivalents were $12.3 million at September 30, 2003 compared to $7.3 million at December 31, 2002.

On October 1, 2003, MTI Micro and its partners began the third and final year of a $4.6 million Advanced Technology Program ("ATP") of the National Institute of Standards and Technology ("NIST"). The award is to carry out a two-and-a-half-year, $9.3 million cost-shared program to research and develop a micro fuel cell for use in portable electronics. The program began October 1, 2001 and, during 2003, the Company expects to recognize approximately $1.6 million in NIST grant revenues and has recognized $1.038 million of revenue and received $1.041 million in cash under the program for the nine months ended September 30, 2003.

On July 24, 2003, the Company announced that MTI Micro received an award of $200,000 from the New York State Energy Research and Development Authority ("NYSERDA"). The NYSERDA award is part of a program to support projects designed to deliver energy, environmental, and economic benefits to the citizens of New York State. The award - MTI Micro's second development grant from NYSERDA

- will be used to help advance the manufacturability of the Company's micro fuel cell power systems.

On October 8, 2003, the Company announced an agreement between MTI Micro and Harris Corporation that builds on work completed under an earlier project and advances their joint development of micro fuel cell systems for portable military communications equipment.

As part of the first agreement between the two companies, entered into during November 2002, MTI Micro developed direct methanol micro fuel cell (DMFC) system power-pack prototypes for use with Harris' tactical handheld radios. Under the new agreement, Harris will pay for the development of and will purchase next generation direct methanol micro fuel cell system prototypes from MTI Micro.

New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 143, Accounting for Asset Retirement Obligation. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, an entity capitalizes a cost by increasing the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this Statement, effective January 1, 2003, did not have a material impact on the Company's consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an

Activity (including Certain Costs Incurred in a Restructuring). This statement is effective for exit and disposal activities initiated after December 31, 2002. The adoption of this Statement, effective January 1, 2003, did not have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46

requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period ending after December 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of the Standard, effective October 1, 2003, had no impact on the Company's consolidated financial statements and related disclosures.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, to provide clarification on the meaning of an underlying, the characteristics of a derivative that contains financing components and the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors. SFAS No. 149 will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. This statement is applicable to existing contracts and new contracts entered into after June 30, 2003 if those contracts relate to forward purchases or sales of when-issued securities or other securities that do not yet exist. The adoption of this Statement, effective July 1, 2003, had no impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with characteristics of both Liabilities and Equity, to establish standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. An issuer is required to classify a financial instrument that is within such standard's scope as a liability (or an asset in some circumstances). The requirements of this Statement apply to freestanding financial instruments, including those that comprise more than one option or forward contract. This Statement does not apply to features that are embedded in a financial instrument that is not a derivative in its entirety. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this Statement, effective July 1, 2003, had no impact on the Company's consolidated financial statements.

Additional Information Concerning Risks Related to MTI Micro and the Gillette Strategic Alliance

Current commitments for joint development, distribution, marketing and investment by Gillette and its Duracell division may be subject to early termination.

Gillette and its Duracell division's commitments in the Strategic Alliance Agreement and the other agreements entered into as a part of the transaction (including those commitments relating to joint development, distribution, marketing and investment) are subject to early termination. Either MTI Micro or Gillette may terminate the Strategic Alliance Agreement, which includes obligations for joint development, distribution and marketing, for cause at any time or without cause if the parties cannot jointly agree on a mass-market consumer application to target. Gillette may also terminate the Strategic Alliance Agreement without cause prior to incurring the expense of establishing manufacturing capabilities for fuel refills. In addition, the Strategic Alliance Agreement is subject to commercial and technical milestones. If MTI Micro, or Gillette, fails to meet such milestones, the Strategic Alliance Agreement may be terminated.

The Investment Agreement with Gillette may be terminated if the Strategic Alliance Agreement is terminated. In addition, any future investment by Gillette is conditioned upon MTI Micro reaffirming that the representations and warranties in the Investment Agreement are true as of the date of such investment. These representations and warranties include statements concerning ownership of intellectual property, and affirmations that MTI Micro is not infringing on the intellectual property of others and others are not infringing on MTI Micro's intellectual property. At this time MTI Micro cannot determine whether it will be able to make these statements as of the date of any potential future investments by Gillette, and the inability to make such statements could result in Gillette terminating the Investment Agreement.

Termination of MTI Micro's agreements with Gillette and its Duracell division could have material adverse consequences on MTI Micro's and the Company's business plans and prospects.

MTI Micro may not be able to achieve commercialization of its products on the timetable it anticipates, or at all.

MTI Micro cannot guarantee that it will be able to develop commercially viable DMFC products on the timetable it anticipates, or at all. The commercialization of DMFC products requires substantial technological advances to improve the efficiency, functionality, reliability, cost and performance of these systems and products and to develop commercial volume manufacturing processes for these systems and products. MTI Micro cannot guarantee that it will be able to develop the technology necessary for commercialization of its DMFC products, or acquire or license the required technology from third parties. Developing the technology for high-volume commercialization requires substantial capital, and we cannot assure you that we will be able to generate or secure sufficient funding on terms acceptable to us, or at all, to fund MTI Micro's high-volume commercialization plans. In addition, before MTI Micro releases any product to market, it plans to conduct numerous field tests. These field tests may encounter problems and delays for a number of reasons, many of which are beyond MTI Micro's control. If these field tests reveal technical defects or reveal that MTI Micro's products do not meet performance goals, including useful life and reliability, the commercialization schedule could be delayed and potential purchasers may decline to purchase MTI Micro's systems and products, which in each case could have a material adverse effect on MTI Micro's and the Company's business plans and prospects.

The commercialization of MTI Micro's DMFC products also depends upon MTI Micro's ability to significantly reduce the costs of these systems and products, since they are currently substantially more expensive than systems and products based on existing technologies, such as rechargeable batteries. MTI Micro cannot assure you that it will be able to sufficiently reduce the cost of these systems and products without reducing their performance, reliability and longevity, which would adversely affect consumers' willingness to buy our systems and products and therefore could materially adversely affect MTI Micro's and the Company's business plans and prospects.

In addition, when, if ever, MTI Micro launches any product where Gillette acts as the fuel refill distributor, Gillette has the ability to refuse to manufacture and distribute the fuel refill if MTI Micro's DMFC does not meet minimum quality, reliability, performance and safety standards. MTI Micro cannot at this time determine what those minimum standards are or if it will be able to meet those standards within the time periods permitted by the agreements with Gillette, or if ever, and the failure to meet such standards and Gillette's potential refusal to manufacture the fuel refill could have a material adverse effect on MTI Micro's and the Company's business plans and prospects.

Gillette may not be able to achieve commercialization of fuel refills on the timetable we anticipate, or at all.

We cannot guarantee that Gillette will be able to, or will choose to, develop, acquire or license commercially viable fuel refills for DMFC products on the timetable MTI Micro anticipates, or at all. The commercialization of fuel refills for DMFC products requires substantial technological advances to improve the efficiency, functionality, reliability, cost and performance of these systems and products and to develop commercial volume manufacturing processes for these systems and products. Gillette's failure to supply fuel refills could have a material adverse effect on MTI Micro's and the Company's business plans and prospects.

MTI Micro is dependent upon external OEMs to purchase certain of its products.

To be commercially useful, certain of MTI Micro's DMFC fuel cell products must be integrated into products manufactured by OEMs. We cannot guarantee that OEMs will manufacture appropriate products or, if they do manufacture such products, that they will choose to use MTI Micro's DMFC fuel cell products. Any integration, design, manufacturing or marketing problems encountered by OEMs could adversely affect the market for MTI Micro's DMFC fuel cell products, which could have a material adverse effect on MTI Micro's and the Company's business plans and prospects.

In order to achieve mass commercialization of DMFC fuel cells, customers must be able to carry methanol fuel inside the passenger compartment of commercial airlines.

Current airline and FAA regulations limit the amount and concentration of methanol that any passenger can carry aboard passenger planes. We believe that for mass commercialization of DMFC fuel cell products, these regulations must change. If these regulations do not change, it could materially adversely affect MTI Micro's ability to achieve mass commercialization of DMFC fuel cell products and have a material adverse effect on MTI Micro's and the Company's business plans and prospects.

MTI Micro may be involved in intellectual property litigation that causes it to incur significant expenses or prevents it from selling its products.

MTI Micro and the Company may become subject to lawsuits in which it is alleged that it has infringed the intellectual property rights of others or commence lawsuits against others who it believes are infringing upon MTI Micro's rights. MTI Micro's involvement in intellectual property litigation could result in significant expense to MTI Micro and the Company, adversely affecting the development of sales of the challenged product or intellectual property and diverting the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. In the event of an adverse outcome as a defendant in any such litigation, MTI Micro and the Company may, among other things, be required to:

- pay substantial damages;

- cease the development, manufacture, use, sale or importation of products that infringe upon other patented intellectual property;

- expend significant resources to develop or acquire non-infringing intellectual property;

- discontinue processes incorporating infringing technology; or

- obtain licenses to the infringing intellectual property.

We cannot assure you that MTI Micro would be successful in such development or acquisition or that such licenses would be available upon reasonable terms. Any such development, acquisition or license could require the expenditure of substantial time and other resources and could have a material adverse effect on our business and financial results.

MTI Micro's products use potentially dangerous, flammable fuels, which could subject its business to product liability claims.

The sale of DMFCs exposes MTI Micro and the Company to potential product liability claims that are inherent in methanol and products that use methanol. Methanol is flammable and therefore potentially dangerous. Any accidents involving MTI Micro's products or other methanol-based products could materially impede widespread market acceptance and demand for DMFC fuel cells which could have a material adverse effect on MTI Micro's and the Company's business plans and prospects. In addition, MTI Micro may be held responsible for damages beyond the scope of its insurance coverage. We also cannot predict whether MTI Micro will be able to maintain its insurance coverage on acceptable terms. Damages beyond the scope of MTI Micro's insurance coverage or the inability to maintain insurance coverage on acceptable terms could have a material adverse impact on MTI Micro's and the Company's business, financial condition and results of operations.

Statement Concerning Forward Looking Statements

This Quarterly Report on Form 10-Q contains and incorporates forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. You can identify forward-looking statements through our use of the words "expect," "anticipate," "believe," should," "could," "may," "will," and other similar words, whether in the negative or the affirmative. Statements containing these, or similar words, are our predictions, expectations, plans and intentions of what may occur in the future. All statements that are not historical fact should be deemed to be forward-looking statements. We believe it is important to communicate our future expectations to our investors; however, our actual results could differ materially from the predictions, expectations, plans and intentions we have shared with our investors in such forward-looking statements. Such risks include, among others, 1) our need to raise additional financing; 2) risks related to developing DMFCs and whether we will ever successfully develop commercially viable DMFCs; 3) market acceptance of DMFCs; 4) the potential for early termination of MTI Micro's agreements with Gillette and its Duracell division; 5) the timing and ability of MTI Micro and Gillette to develop cost-effective DMFCs and fuel refills; 6) MTI Micro's dependence on OEMs integrating DMFCs into their devices; 7) the need for current regulations to change to permit methanol to be carried onto airplanes for DMFCs to achieve mass market commercialization; 8) risks related to the flammable nature or methanol as a fuel source; 9) our competition in the DMFC and instrumentation businesses; 10) our dependence on the success of Plug Power; 11) our history of losses; 12) the historical volatility of our stock price; 13) the risk we may become an inadvertent investment company; 14) our dependence on government contract as a revenue source; 15) general market conditions; 16) risks related to intellectual property litigation and costs; 17) critical accounting estimates; and 18) contractual obligations.

Readers should not rely on our forward-looking statements. These and other risks are set forth in greater detail in the "Risk Factors" section of our Annual Report on Form 10-K, which is incorporated herein by reference and under the caption "Additional Information Concerning Risks Related to MTI Micro and the Gillette Strategic Alliance" in this quarterly report on Form 10-Q. As described in this Form 10-Q, we no longer own any shares of SatCon common stock and therefore any statements (whether statements of historical fact, forward-looking statements or otherwise and whether by direct reference to SatCon or by indirect reference to our portfolio companies) relating to or arising out of our ownership of SatCon common stock contained in the "Risk Factors" section of our Annual Report on Form 10-K are no longer applicable. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of our Annual Report on Form 10-K, which is incorporated herein by reference.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign exchange rates or weak economic conditions in foreign markets. Since our sales are currently priced in U.S. dollars and are translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. Interest income is sensitive to changes in the general level of U.S. interest rates, particularly since our investments are in cash equivalents. Based on the nature and current levels of our cash equivalents, however, we have concluded that there is no material market risk exposure.

As a result of holding securities available for sale, the Company is exposed to fluctuations in market value. The Company recognizes changes in market value through the balance sheet, however if an other than temporary market decline were to occur, it could have a material impact on the Company's operating results.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On September 9, 1998, Barbara Lawrence, the Lawrence Group, Inc.("Lawrence"), and certain other Lawrence-related entities ("Plaintiffs") initially filed suit in the Bankruptcy Court and the United States District Court for the Northern District of New York which were subsequently consolidated in the District Court, against First Albany Corporation ("FAC"), Mechanical Technology, Dale Church, Edward Dohring, Beno Sternlicht, Alan Goldberg and George McNamee (former Directors of the Company), Marty Mastroianni (former President and Chief Operating Officer of the Company), and 33 other individuals ("Defendants") who purchased a total of 820,909 (2,462,727 shares post split) shares of the Company's stock from the Plaintiffs. The case concerns the Defendants' 1997 purchase of Mechanical Technology shares from the Plaintiffs at the price of $2.25 per share ($0.75 per share post split). FAC acted as Placement Agent for the Defendants in the negotiation and sale of the shares and in proceedings before the Bankruptcy Court for the Northern District of New York, which approved the sale in September 1997.

Plaintiffs claim that the Defendants failed to disclose material inside information concerning Plug Power, LLC to the Plaintiffs and therefore the $2.25 per share ($0.75 per share post split) purchase price was unfair. Plaintiffs are seeking damages of $5 million plus punitive damages and costs. In April 1999, Defendants filed a motion to dismiss the amended complaint, which was denied by the Bankruptcy Court. On appeal in October 2000, Plaintiffs' cause of action was dismissed by the United States District Court for the Northern District of New York. In November 2000, Plaintiffs filed an appeal of that dismissal with the United States Court of Appeals for the Second Circuit. In June 2002, the Second Circuit Court of Appeals reversed the District Court decision and remanded the case for further consideration of the Plaintiff's claims as motions to modify the Bankruptcy Court sale order. The Plaintiff's claims have now been referred back to Bankruptcy Court for such consideration. In September 2003, the Bankruptcy Court issued an order permitting Plaintiffs to conduct limited discovery concerning how First Albany formed an opinion about the Company's stock up until the date the Stock Purchase Agreement was executed.

The Company believes the claims have no merit and intends to defend them vigorously. The Company cannot predict the outcome of the claims nor reasonably estimate a range of possible loss given the current status of the litigation. Accordingly, no amounts have been reserved for this matter.

On July 8, 2003, Donald R. Gilillard, Sharon Gilillard, Vernon Dunham and Jean Dunham ("Plaintiffs") filed a suit in the Superior Court of California for Orange County against SatCon Power Systems, Inc., a subsidiary of SatCon Technology Corporation, and Mechanical Technology Inc. In September 2003, SatCon and the Company filed a joint answer to the complaint.

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

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
Exhibit No.	Description
10.119	Strategic Alliance Agreement, dated as of September 19, 2003, between The Gillette Company and MTI Microfuel Cells Inc. (portions omitted pursuant to pending confidential treatment request)
10.120	Funding Agreement, dated as of September 19, 2003, between the registrant and The Gillette Company (portions omitted pursuant to pending confidential treatment request).
24.13	Power of Attorney of Steven N. Fischer
31.1	Rule 13a-14(a)/15d-14(a) Certification of Dale W. Church
31.2	Rule 13a-14(a)/15d-14(a) Certification of Cynthia A. Scheuer
32.1	Section 1350 Certification of Dale W. Church
32.2	Section 1350 Certification of Cynthia A. Scheuer

(b) Reports on Form 8-K

Two reports on Form 8-K were filed during the quarter ended September 30, 2003. The first report was dated August 13, 2003 regarding the Company's press release issued August 13, 2003 announcing its financial results for the quarter ended June 30, 2003. The second report was dated September 22, 2003 and described the strategic alliance agreement between MTI Micro, a subsidiary of the Company, and The Gillette Company ("Gillette") whereby MTI Micro, Gillette and Gillette's Duracell business unit will seek to develop and commercialize complementary micro fuel cell products to power future mass market, high volume, portable consumer devices.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mechanical Technology Incorporated

10/22/03 (Date)	s/Dale W. Church____ Dale W. Church Chief Executive Officer

10/22/03 (Date)	s/Cynthia A. Scheuer Cynthia A. Scheuer Vice President and Chief Financial Officer