Form 10-K
period 2003-12-31
MECHANICAL TECHNOLOGY INC
filed 2004-03-10
CIK 64463

=========================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting Registrant's common stock held by non-affiliates of the Registrant on June 30, 2003 (based on the last sale price of $3.10 per share for such stock reported by NASDAQ for that date) was approximately $65,436,028.

As of March 5, 2004, the Registrant had 29,186,878 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: Portions of the Registrant's Proxy Statement for its 2004 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1: BUSINESS

Overview

Mechanical Technology Incorporated, ("MTI" or the "Company"), a New York corporation, was incorporated in 1961. The Company is primarily engaged in the development and commercialization of direct methanol micro fuel cells ("DMFCs") through its subsidiary MTI MicroFuel Cells Inc. ("MTI Micro"), and in the design, manufacture, and sale of high-performance test and measurement instruments and systems through its subsidiary MTI Instruments, Inc.("MTI Instruments"). MTI also co-founded and retains an interest in Plug Power Inc. ("Plug Power") (Nasdaq: PLUG), a designer and developer of on-site energy systems based on proton exchange membrane fuel cells.

Operations

MTI's operations are conducted through MTI Micro, a majority-owned subsidiary, and MTI Instruments, a wholly-owned subsidiary. The Company currently owns approximately ninety percent of the outstanding common stock of MTI Micro and strategic partners, MTI Micro employees and board members own the remaining ten percent.

MTI Micro was formed as a subsidiary on March 26, 2001, to develop DMFCs for portable electronics. DMFCs generate energy through the chemical reaction of methanol and water in the presence of a catalyst. MTI Micro's efforts in DMFC technology are in the development and commercialization phases; however, the Company and MTI Micro recognize that significant technical and engineering challenges remain before DMFCs can become commercially viable or available.

MTI Instruments, formerly the Advanced Products Division of our Company, was incorporated as a subsidiary on March 8, 2000. MTI Instruments has three product groups: general gaging, semiconductor and aviation. These products consist of electronic, computerized general gaging instruments for position, displacement and vibration applications, and semiconductor products for wafer characterization of semi-insulating and semi-conducting wafers and engine balancing and vibration analysis systems for aircraft. MTI Instruments' strategy is to continue to enhance and expand its product offerings with the goal of increasing market share and profitability.

Products and Services

MTI Micro

MTI Micro designs and develops DMFCs for portable power applications.

A micro fuel cell is a portable power source that converts chemical energy into useable electrical energy. MTI Micro is developing a micro fuel cell that uses methanol, a common alcohol, as its fuel. We believe DMFC systems could potentially have an energy density of five to ten times that of Lithium-Ion batteries. The advantage of DMFC systems is that, when commercialized, they should be able to power a wireless electronic device for longer periods of time than Lithium-Ion batteries without recharging/refueling. In addition, DMFCs may be instantly refueled without the need for a power outlet or a lengthy recharge.

MTI Micro's fuel cell technology platform can be customized to provide portable power for a number of applications depending on the power level, required run time and size requirements. MTI Micro's initial product will be a power source for Intermec Technologies Corp. ("Intermec") Radio Frequency Identification ("RFID") tag readers. The first DMFC power sources for Intermec products are scheduled for delivery by the end of 2004.

MTI Micro has also developed prototype DMFC systems for military customers, including the RF Communications Division of Harris Corporation ("Harris"), a supplier of military communication devices. Pursuant to the initial Harris agreement, MTI Micro delivered prototypes during the first and second quarters of 2003. Under an October 2003 agreement, Harris agreed to purchase next generation DMFC system prototypes from MTI Micro in the second quarter of 2004.

MTI Instruments

MTI Instruments is involved in the design, manufacture and sale of high-performance test and measurement instruments and systems. MTI Instruments' product development efforts are currently focused on a new calibrator for the PBS product line, enhancement to current PBS jet engine balancing systems and semiconductor products. MTI Instruments has three product groups: general gaging, semiconductor, and aviation.

General Gaging - Gaging products include laser, fiber-optic and capacitance systems that measure a variety of parameters including displacement, position, vibration and dimension.

Listed below are selected products that MTI Instruments offers to its customers including the MicrotrakTM which features state-of-the-art laser triangulation technology (CMOS) for precise measurements of displacement, position, vibration and thickness.
Product	Description	Markets Served
Microtrak™ II	High speed laser sensor utilizing the latest CMOS / CCD technology.	Data storage, semiconductor and automotive industries.
MTI-2000 Fotonic™ Sensor	Fiber-optic based vibration sensor with extremely high frequency response.
Accumeasure™ 9000	Ultra-high precision capacitive gaging system offering nanotechnology accuracy.

Semiconductor - Semiconductor products include a complete line of non-contact measurement systems for the semiconductor industry. Systems range from manual to fully automated and measure thickness, bow, warp, resistivity, site and global flatness for all wafer materials.

We believe MTI Instruments is well positioned for an upturn in the semiconductor market with a patented line of semiconductor products and an active presence in the market. Some products in this category include:

Product	Description	Markets Served
ProformaTM AutoScan 200

Proforma AutoScan 200 - Fully automated wafer characterization system for measuring thickness, TTV, bow, warp, bulk resistivity, site and global flatness. The Proforma AutoScan 200 features pick and place robotics, laser cassette scanning, auto-sensing cassette stands for wafers of 75 - 200 mm diameter, and a modular design for easy upgrades.

Wafer metrology segment of the semiconductor industry.
ProformaTM 200SA

Proforma 200SA - Semi-automated, full wafer surface scanning for thickness, TTV, bow, warp, site and global flatness. The Proforma 200SA can be used for all wafer materials and accommodates diameters of 75 - 200 mm.

ProformaTM 300

Proforma 300/G - Manual, non-contact measurement of wafer thickness, TTV and bow. The Proforma 300/G measures all wafer materials including Silicon, Gallium-Arsenide, Indium-Phosphide and wafers mounted to sapphire or tape.

Aviation - Aviation products include vibration analysis and engine trim balance instruments and accessories for commercial and military jets. These products are designed to quickly pinpoint engine problems and eliminate unnecessary engine removals. Selected products in this area include:
Product	Description	Markets Served
PBS-4100 Portable Balancing System

The standard of the aviation industry worldwide, the portable PBS-4100 detects if an engine has a vibration problem or a trim balance problem. This system works on all engine types and models from all engine manufacturers.

Major commercial airlines, regional carriers, and the U.S. Air Force.
PBS-4100R Test Cell Vibration Analysis & Trim Balance System	Advanced trim balancing and diagnostic features for engine test cells.

MTI Instruments' largest customers include the U.S. Air Force and companies in the computer, electronic, semiconductor, automotive, aerospace, aircraft and bioengineering fields. In 2003, the U.S. Air Force accounted for $2.261 million or 40.8% of product revenues; in 2002, the U.S. Air Force accounted for $1.854 million or 34.6% of product revenues and ASML accounted for $.546 million or 10.2% of product revenues; in the Transition Period the U.S. Air Force accounted for $.349 million or 28% of product revenues; and in 2001, ASML accounted for $3.616 million or 49.5% of product revenues.

Business Strategy

MTI operates in two segments, the New Energy segment which is conducted through MTI Micro and the Test and Measurement Instrumentation segment which is conducted through MTI Instruments.

New Energy

MTI Micro's business strategy is to develop a robust, reliable, manufacturable, cost-effective technology platform for DMFCs and then use that technology to target both vertical and horizontal portable electronic device markets.

The vertical markets include military and industrial products, including portable communications devices, wireless scanners, hand held inventory control devices, and electronic healthcare products. The horizontal markets span a broad range of consumer mass-market portable electronic devices. Due to needs and characteristics of selected vertical markets, MTI Micro intends to enter targeted vertical markets prior to seeking entry into horizontal markets.

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

As a result of discussions with Original Equipment Manufacturer ("OEM"), MTI Micro has developed a commercialization strategy that consists of two overlapping phases for market introduction of MTI Micro's DMFC products. This tiered approach is intended to enable MTI Micro to gradually penetrate the commercial markets on a product-by-product basis, and then help MTI Micro build the channel strategy required to displace incumbent battery technologies.

Strategic Partnerships

MTI Micro intends to sell into multiple industries and enable OEMs to enhance existing product offerings. MTI Micro's strategy is to team with appropriate players in each of its targeted markets. In parallel with its product introduction strategy, MTI Micro plans to leverage joint development activities and other formal partnerships with key component and subsystems suppliers. MTI Micro also intends to rely heavily on OEMs as distribution channels for early vertical product introductions. MTI Micro anticipates that the nature of these relationships will vary, and as MTI Micro continues to mature and move forward with its product commercialization, such relationships will become increasingly important.

Agreements

The Gillette Company ("Gillette"). On September 19, 2003, MTI Micro, a subsidiary of MTI, entered into a strategic alliance agreement with Gillette whereby MTI Micro, Gillette and Gillette's Duracell business unit will seek to jointly develop and commercialize complementary micro fuel cell products to power future mass market, high volume, portable consumer devices.

The agreement provides for a multi-year exclusive partnership for the design, development and commercialization of a low power direct methanol micro fuel cell power system and a compatible fuel refill system. As part of the strategic alliance, both MTI Micro and Gillette will share and license from each other certain intellectual property assets, and both have the ability to earn royalties. In addition, Gillette has made an initial $1 million investment in MTI Micro common stock, and may make additional investments of up to $4 million subject to agreed milestones. MTI has agreed to ensure funding to MTI Micro during the first two years of the agreement.

Harris Corporation ("Harris"). In November 2002, MTI Micro entered into an agreement with the RF Communications Division of Harris Corporation to develop micro fuel cell system prototypes for potential use in

Harris' radios. Under the agreement, MTI Micro delivered to Harris DMFC system prototypes during the first and second quarters of 2003.

In October of 2003, MTI Micro signed a new agreement with the RF Communications Division of Harris to further develop micro fuel cell system prototypes for potential use in Harris' radios. Under the new agreement, Harris will receive next generation direct methanol micro fuel cell system prototypes from MTI Micro in the second quarter of 2004.

Intermec Technologies Corporation ("Intermec"). In December 2002, MTI Micro entered into a joint development agreement with Intermec to integrate MTI Micro's advanced direct methanol fuel cell power systems with Intermec mobile computing equipment, including rugged hand-held mobile inventory control computers and peripherals.

E.I. du Pont de Nemours and Company ("Dupont"). MTI Micro entered into an agreement with Dupont in August 2001, to accelerate the development and commercialization of DMFCs for portable electronics. Terms of the agreement include a joint development agreement with Dupont to customize Dupont's Nafion® membrane technology for MTI Micro's DMFCs; an agreement by MTI Micro to purchase and Dupont to supply MTI Micro with membranes; and Dupont's purchase of a minority equity interest in MTI Micro.

Grants

In 2003, MTI Micro was awarded two grants. One grant was for $200,000 from the New York State Energy Research and Development Authority ("NYSERDA") as part of a program to support projects designed to deliver energy, environmental, and economic benefits to the citizens of New York State. The second grant was from a New York State program administered by the State Department of Labor for $41,000 which funded training in Six Sigma®, a business improvement process designed to achieve the highest possible quality in processes and products.

In 2001, MTI Micro was awarded a $4.6 million grant to develop advanced micro fuel cell systems from the Advanced Technology Program ("ATP") of the federal government's National Institute of Standards and Technology ("NIST"). The NIST grant was part of a two-and-a-half year, $9.3 million cost-shared program to research and develop an advanced micro fuel cell system for portable electronics. MTI Micro expects to complete its activities covered by this grant during the second quarter of 2004.

In 2002, MTI Micro was awarded a $500,000 grant from NYSERDA to enhance and leverage the work under the ATP award. The NYSERDA award funded a year-long $1 million cost-shared research program targeting specific technical issues related to development of DMFCs as replacements for batteries in mobile phones and other handheld portable devices.

Test and Measurement Instrumentation

In the segment of Test and Measurement Instrumentation, MTI Instruments' strategy is to continue to enhance and expand its product offerings and market share and increase profitability.

Contracts

In 2002, MTI Instruments was awarded two multi-year U.S. Air Force contracts for its PBS-4100 portable jet balancing engine systems.

The first contract could potentially generate $3.1 million of sales for the Company. The Company may provide the Air Force with up to 53 PBS-4100 systems, 12 accessory kits and 42 amplifiers. The systems are key diagnostic tools in the maintenance of aircraft engines. As of December 31, 2003, a total of $1.022 million in sales were generated under this contract.

The second contract could potentially generate $8.8 million of sales for the Company. MTI Instruments will retrofit existing USAF PBS-4100 systems with the latest electronics and computer technology and will provide maintenance as necessary. As of December 31, 2003, a total of $1.740 million in sales were generated under this contract.

New Products

MTI Instruments' latest product offerings include:

General Gaging - In 2002, MTI Instruments introduced the new Microtrak II a laser-based Triangulation Measurement System for precise measurements of displacement, position, vibration and thickness.

Semiconductor - In 2001, the semiconductor product group introduced a new automated wafer thickness measurement system. This system offers edge handling robotics and full wafer mapping capability.

Aviation - In 2003, MTI Instruments introduced the 1500CS calibrator, a portable instrument designed for PBS customers and users of other engine balancing and vibration analyzer products. Dual digital synthesizers produce voltage and charge outputs, as well as engine speed signals.

In January 2001, MTI Instruments introduced the next generation vibration diagnostics and balancing system to the PBS group's 4100 product line, the WinPBS, for on-wing balancing and test cell applications. The test cell version permits exchange of data with other test cell instrumentation using Ethernet.

Marketing and Sales

In the New Energy segment, MTI Micro has an experienced, sales and marketing organization. Pursuant to the Gillette Strategic Alliance Agreement, a joint marketing effort between the two companies is under way to gather market information, generate and refine product roadmaps, establish key relationships, gather customer and OEM feedback and launch products into the marketplace.  MTI Micro regularly evaluates its target market by conducting primary and secondary research and actively meeting and speaking with key industry suppliers and OEMs. In addition, MTI Micro representatives attend and speak at numerous conferences and trade shows for fuel cells, fuel cell development, batteries, and other relevant target markets.

In the Test and Measurement Instrumentation segment, MTI Instruments markets its products and services through a separate experienced marketing, sales and applications engineering staff. MTI Instruments' marketing and sales efforts are supported by a network of manufacturers' representatives, sales agents and distributors in foreign markets. In some cases, such as OEM accounts, MTI Instruments sells directly to its customers. To supplement these efforts, MTI Instruments also attends numerous trade shows in the areas of its concentration and uses product listings in appropriate media and directories and the Internet.

Comparisons of sales by class of products, which account for over 10 percent of the Company's consolidated sales, are shown below:
					Three Months
	Year Ended		Year Ended		Ended		Year Ended
	Dec. 31, 2003		Dec. 31, 2002		Dec. 31, 2001		Sept. 30, 2000
(Dollars in thousands)	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Test and Measurement
Instrumentation
Products:
Aviation	$ 2,931	52.85%	$ 2,816	52.52%	$ 436	34.97%	$1,485	20.35%
General Gaging	2,289	41.26	2,282	42.56	508	40.75	5,431	74.41
Semiconductor	327	5.89	264	4.92	302	24.28	382	5.24
Total	$ 5,547	100%	$ 5,362	100%	$1,246	100%	$7,298	100%

Competition

MTI Micro faces competition from a number of companies. MTI Micro's competitors consist of two distinct groups: (1) large corporations, primarily Japanese and Korean battery and electronics companies such as Toshiba, Hitachi, Samsung, DoCoMo, Casio, Sony and NEC; and (2) small start-up companies such as Medis Technologies Ltd., Neah Power Systems, and Smart Fuel Cells AG. The Company anticipates that the primary competitive considerations in MTI Micro's markets will be compatibility of power sources with portable electronic devices, reliability and price. Because of the nature of product development, MTI Micro cannot determine how far its competitors have advanced in developing DMFCs and whether those competitors are ahead of MTI Micro in their development efforts. Many of MTI Micro's competitors are larger, with much better access to capital, resources, component supplies, manufacturing capacity and distribution channels. MTI Micro cannot assume that it is the dominant DMFC company; however, it believes its employees, product development skills, intellectual property portfolios and reputation are competitive advantages.

MTI Instruments is subject to competition from several companies, many of which are larger than MTI Instruments and have greater financial resources. MTI Instruments' competitors include ADE Corporation, Sigma Tech Corporation, Corning Tropel Corporation, Honeywell Chadwick (a business unit of Honeywell International, Inc.) and Keyence Corporation. While MTI Instruments has a share of its respective specialized market segments, it does not consider its share to be dominant within its industry. The primary competitive considerations in MTI Instruments' markets are product quality and performance, price and timely delivery. MTI Instruments believes that its employees, product development skills and reputation are competitive advantages.

Research and Development

MTI Micro focuses on the research and development of direct methanol micro fuel cells for portable power applications. MTI Micro is developing a simplified DMFC technology platform that eliminates many of the pumps and valves found in traditional DMFC systems. MTI Micro's technology platform also focuses on using components and subsystems that use standard mass manufacturing practices. This technology platform is designed to permit MTI Micro to address the needs of applications with various power, duration and size requirements. DMFC development efforts are also focused on reliability, manufacturability, miniaturization and cost considerations, as well as compliance with codes and standards for DMFC systems. MTI Micro plans an initial product introduction for Intermec in late 2004. Development of the Intermec product and follow-on products is ongoing. The Company and MTI Micro recognize that significant technical and engineering challenges remain before DMFC's can become commercially viable or available.

MTI Instruments conducts research and develops technology to support its existing products and develop new products. MTI Instruments' technology is generally an advancement of state-of-the-art in its industry. MTI Instruments seeks to achieve a competitive position by continuously advancing its technology rather than relying on patent protection. However, as of the end of 2003, MTI Instruments has one patent application pending.

During 2003, 2002, the Transition Period and 2001, the Company expended approximately $8.3, $6.6, $1.1 and $3.7 million, respectively, on product development and research costs, including $3.8, $2.6, $.2 and $0 million, respectively, on partially funded research and development.

Intellectual Property and Proprietary Rights

MTI Micro relies on a combination of patent (both national and international), trade secret, trademark and copyright protection to protect its intellectual property ("IP"). MTI Micro's strategy is to apply for patent protection for all necessary design requirements. Additionally, MTI Micro systematically analyzes the existing IP landscape for DMFCs to determine where the greatest opportunities for developing IP exist.

As of March 5, 2004, MTI Micro has filed 52 U.S. patent applications, thirteen international patent applications and has seven issued patents. MTI Micro has developed an extensive portfolio of patent applications in areas including fuel cell systems, components, controls, manufacturing processes and system packaging.

MTI Micro has also licensed, on a non-exclusive basis, ten patent applications (eight issued and two abandoned) from Los Alamos National Laboratory ("LANL"). These patents were the basis upon which much of MTI Micro's early work in DMFC systems was built. MTI Micro has also licensed from LANL, on an exclusive basis, rights to European and Japanese counterpart applications for one LANL patent. Additionally, MTI Micro has licensing rights and obligations with respect to IP developed under agreements with Gillette, DuPont and other vendors.

MTI Instruments relies primarily on trade secret law to protect its intellectual property. As of March 5, 2004, MTI Instruments has one patent application pending in the semiconductor product line.

Segment Information

Segment information is set forth in Note 22 - Geographic and Segment Information - of the Notes to Consolidated Financial Statements referred to in Item 8 below and incorporated herein by reference.

Subsequent Events

Private Placement

On January 29, 2004, we issued to Fletcher International, Ltd. ("Fletcher"), in a private placement (1) 1,418,842 shares of our common stock for an aggregate purchase price of $10 million, or $7.048 per share, and (2) rights to purchase up to an additional $26 million of our common stock and in certain instances up to 3,000,000 shares of Plug

Power common stock owned by us, which rights are referred to herein as the additional investment rights. We intend to use the proceeds of the private placement primarily to support the operations of MTI Micro and other general corporate purposes. We agreed to file with the SEC a registration statement within thirty (30) days following such issuance to permit Fletcher to re-sell the shares of our common stock issued to Fletcher and any shares of our common stock that Fletcher may acquire in the future upon exercise of its additional investment rights or upon the occurrence of certain other events. We filed such registration statement with the SEC on February 3, 2004.

Additional Investment Rights

The additional investment rights provide Fletcher with the right, but not the obligation, to purchase up to an additional $8 million of our common stock at any time prior to ninety business days after the effective date of the registration statement at a price per share equal to $7.048. In addition, in the event Fletcher exercises in full such $8 million investment right, Fletcher shall have the right, but not the obligation, to purchase, in a single purchase or multiple purchases, up to an additional $18 million of our common stock at any time prior to December 31, 2006, which date may be extended in the event that we have not satisfied our contractual obligations with respect to the registration for resale of common stock issued or issuable to Fletcher. If Fletcher exercises such rights prior to December 31, 2005, the investment shall be at a per share price equal to $7.048.

After December 31, 2005 (including during any extension of the original investment term), the investment right shall be at a price per share equal to the lesser of $7.048 and the prevailing price of our common stock as of five business days prior to the delivery of the exercise notice. As used herein, a prevailing price is the average of the daily volume-weighted average price per share of common stock during the sixty-business-day period ending three days prior to the date Fletcher elects to exercise such right, provided however that the price may not exceed the average of the daily volume-weighted average prices for any ten business days within such sixty-business-day period. Each of the above referenced per share exercise prices for the additional investment rights is subject to adjustment as described below under "Adjustment Provisions."

The table below illustrates the number of shares Fletcher would receive upon exercise of its $18 million additional investment right during 2006 assuming that the price of our common stock at the time of exercise is as set forth in the table. The closing price per share of our common stock on March 5, 2004 was $6.08 per share. Note that our agreement with Fletcher provides that the maximum number of shares we could potentially issue to Fletcher is 11,107,214 shares, and hence the number of shares issuable if our stock price is $1.50 reflects the difference between (x) such maximum number and (y) the sum of (A) 1,418,842 (representing the shares issued to Fletcher on January 29, 2004) and (B) the number of shares issued in connection with Fletcher's exercise of the first $8 million of additional investment rights.

Shares Issuable in
Exchange for $18
MTI price	Million Investment
$6.00	3,000,000
$4.50	4,000,000
$3.00	6,000,000
$1.50	8,553,298

Plug Power Shares

At the time of the consummation of the private placement, we deposited into escrow 3,000,000 shares of common stock of Plug Power owned by us. Commencing immediately after the SEC declares effective the registration statement relating to shares of our common stock that Fletcher owns or may acquire, 250,000 of such shares will be released from escrow to us, on a monthly basis, in the event that on any day during such month, the prevailing price of our common stock exceeds $6.343 (which price may be adjusted to reflect stock splits, recombinations, stock dividends or the like). If Fletcher does not exercise its right to purchase the first additional $8 million of our common stock, all of such Plug Power shares shall be released from escrow to us. If, however, Fletcher does exercise such right, then at any time during the month of June 2005, Fletcher may purchase from us a number of shares of Plug Power common stock equal to $10,000,000 divided by the prevailing price per share of Plug Power common stock, but only to the extent of the number of shares remaining in escrow.

The exercise price for the Plug Power investment right is $10,000,000 less the positive difference between $18,000,000 and the product of the sum of 1,418,842 and the quantity of shares purchased in the exercise of the first $8 million of additional investment rights (at an additional investment exercise price of $7.048 per share, this total would be 2,553,916) multiplied by the prevailing price per share of our common stock on the date Fletcher elects to exercise such right, all divided by the quotient obtained by dividing 10,000,000 by the prevailing price of Plug Power common stock on the date Fletcher elects to exercise such right.

As a result of this exercise price calculation, we may be required to sell shares of Plug Power at a discount to prices we would otherwise obtain in sales at market prices. The table below illustrates such potential discounts based on assumed decreases in our stock price from $6.00 (which, for the purposes of this illustration, serves as an approximation of the price of our common stock as of the date we filed this Form 10-K), and an assumed price of Plug Power stock at the time of exercise. Note that Fletcher's right to purchase Plug Power shares is conditioned on the exercising of Fletcher's first $8 million of additional investment rights.

	Assumed	Effective	Percentage
MTI	Plug	Exercise	Discount	Plug Shares	Proceeds to
Price	Price	Price	to Market	Purchased	MTI
$6.00	$7.00	$5.13	27%	1,428,571	$7,323,496
$4.50	$7.00	$2.44	65%	1,428,571	$3,492,622
$3.00	$7.00	$ -	100%	1,428,571	$ -
$1.50	$7.00	$ -	100%	1,428,571	$ -

Adjustment Provisions

Our agreement with Fletcher also provides that we may be required to issue additional shares to Fletcher, reduce the exercise prices described above for the additional investment rights and/or extend the investment term upon the occurrence of certain events (each as more fully described below) including:

- a restatement of our financial results,

- a change in control of our company,

- a future issuance of our capital stock at a price less than

$7.048, or

- our failure to maintain the effectiveness of the registration statement relating to shares of our common stock that Fletcher owns or may acquire, as well as our failure to satisfy the other requirements relating to registration.

Restatement. In the event we restate any portion of our financial statements prior to January 29, 2005, or prior to the first anniversary of the closing of any additional investment, as the case may be, the exercise price for the additional investment rights will be adjusted to equal the prevailing price of our common stock sixty days after we restate our financial statements. In addition, with respect to any investments made prior to the time of the restatement, Fletcher will receive additional shares of common stock such that all such investments will have been effectively made at such adjusted exercise price.

Change in Control. In the event of a change of control of our company prior to sixty days after the expiration of the additional investment term, we may have to issue additional shares of our common stock to Fletcher and the additional investment rights (including the right to purchase the Plug Power shares) may be accelerated. If the consideration per share paid to our shareholders in the change of control transaction is less than twice the amount of the price per share paid by Fletcher for any of its investments pursuant to the agreement with Fletcher or the certificate of additional investment rights, then we must issue to Fletcher a number of shares of our common stock such that all of its investments will have been effectively made at a price per share equal to such per share change of control consideration multiplied by 0.5. In addition, if our shareholders have not approved the transaction with Fletcher prior to a change of control of our Company, Fletcher may make a net basis settlement with respect to its additional investment rights. The mechanics of a net basis settlement are described below under "Net Basis Settlement."

Dilutive Issuances. If on or prior to December 31, 2004 we issue any equity securities at a price below $7.048, then we must issue to Fletcher a number of additional shares to reflect the number of shares it would have acquired if its purchase price was such lower price and adjust the exercise price for the additional investment rights to such lower price. In addition, if after December 31, 2004 and prior to January 1, 2006 we issue any equity securities at a price below $7.048, the exercise price for the additional investment rights shall be adjusted to provide Fletcher "weighted average" anti-dilution protection and we must issue to Fletcher a number of additional shares such that all prior investments will have been effectively made at such adjusted exercise price.

Registration Obligations. In the event we fail to satisfy our contractual obligations to register for resale shares of common stock issued or issuable to Fletcher, then we must issue to Fletcher a number of additional shares to reflect the number of shares it would have acquired if its purchase price was based on the actual exercise price reduced by five percent for each month in which we fail to satisfy our obligations and adjust the exercise price for the additional investment rights to such lower price. In addition, such failure will result in an extension of the investment term for each day we fail to satisfy our registration obligations. These registration obligations include, among other things, maintaining the effectiveness of the registration statement filed on February 3, 2004, and registering for resale all shares that may be issued to Fletcher.

Net Basis Settlement

We are obligated under the agreement with Fletcher to seek shareholder approval of the issuance of more than 19.99 percent of our common stock pursuant to our transactions with Fletcher. In the event we do not obtain such shareholder approval, or in the event a change in control of our Company occurs prior to obtaining such shareholder approval, and as a result of the exercise of the additional investment rights, we would have issued more than 19.99 percent of our common stock, Fletcher will be entitled to a "net basis settlement", whereby it receives a certain number of shares of common stock, without any cash payment by Fletcher, representing the difference between the market value of the additional investment rights as of three business days prior to the date Fletcher elects to exercise such additional investment rights and the investment purchase price. Such number of shares shall equal the quotient obtained by dividing "X" by the closing price of our common stock on the date three days prior to Fletcher exercising an additional investment right (such price is referred to herein as the net basis price), where "X" is the product of (1) the additional investment amount, divided by the additional investment exercise price, multiplied by (2) the amount by which the net basis price exceeds the additional investment exercise price.

Other

The agreement also provides Fletcher certain other rights including, but not limited to, indemnification rights with respect to (1) breaches of representations, warranties and covenants contained in the agreements with Fletcher, and (2) misstatements in or omissions from the prospectus and the registration statement relating to shares of our common stock that Fletcher owns or may acquire.

Placement Fees

In connection with the private placement, in February 2004 the Company paid placement fees of $600 thousand to Chicago Investment Group LLC and issued a warrant to purchase 28,377 shares of the Company's common stock at an exercise price of $10.572 per share. The warrant may not be exercised until February 5, 2005 and expires on February 5, 2006.

Sales of Available for Sale Securities

From January 1 through March 5, 2004, the Company sold available for sale securities as follows:

(Dollars in thousands)

Company	Number of Shares Sold	Net Proceeds from Sales
Plug Power	380,000	$3,773

Significant Business Developments or Historical Business Developments

MTI Micro has built a number of system prototypes that demonstrate size reductions, performance improvements, the ability to operate in any orientation, and operation at a range of voltages. MTI Micro also uses laboratory systems to demonstrate and test advanced concepts and technology. MTI Micro has demonstrated one laboratory system operating on 100% methanol and another laboratory system has achieved an energy density of 250 Wh/l, which is comparable to that of a typical prismatic Lithium ion battery used to power portable electronic devices such as cell phones. This lab system also achieved an energy density of 200 Wh/kg on a weight basis, which surpasses the energy density of a typical prismatic Lithium ion battery. In addition, MTI Micro extracted 1 Wh/cc from methanol and 1.25 Wh/g on a weight basis in lab systems. MTI Micro is working to evolve its laboratory systems to prototypes and then to products.

During 2002 and 2003, MTI Instruments successfully shifted its market focus from the semiconductor industry to aviation products. This shift in focus and resources has allowed MTI Instruments to maintain current revenue levels when most semiconductor equipment manufacturers are seeing substantial declines in revenues.

From inception through December 31, 2003, the Company has incurred net losses of $62.4 million and expects to incur losses as it continues micro fuel cell product development and commercialization. The Company expects that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, equity financing, gains on sales of securities available for sale, the operating results of MTI Instruments and MTI Micro and the number of prototypes produced.

Business Transactions

On September 19, 2003, MTI Micro, entered into a strategic alliance agreement with Gillette whereby MTI Micro, Gillette and Gillette's Duracell business unit will seek to jointly develop and commercialize micro fuel cell products to power high-volume, low-power, hand-held, mass market, portable consumer devices.

The agreement provides for a multi-year exclusive relationship for the design, development and commercialization of a low power direct methanol micro fuel cell power system and a compatible fuel refill system. Pursuant to the agreement, MTI Micro will focus on the development of the direct methanol micro fuel cell and Gillette will focus on the development of the fuel refill. In addition, both MTI Micro and Gillette transferred and licensed from each other certain intellectual property assets, and both have the ability to earn royalties from that intellectual property.

Gillette purchased 1,088,278 shares of MTI Micro common stock (representing approximately 2.97% of MTI Micro's outstanding common stock at the time of investment) at a price of $.92 per share for $1 million pursuant to an equity investment agreement. In addition, Gillette may make additional investments of up to $4 million subject to agreed milestones.

The Company has agreed to invest $20 million in MTI Micro before September 19, 2005 if other sources of funding are not available. Immediately prior to the Gillette transaction closing, the Company invested $11 million ($7.4 million in cash and $3.6 million through the conversion of a loan receivable to equity) in MTI Micro. On October 29, 2003, Jeong Kim, a member of the board of directors of MTI Micro, invested $1 million in MTI Micro for 1,088,278 shares of MTI Micro common stock at a price of $.92 per share. The Company's remaining commitment to invest in MTI Micro pursuant to the Gillette guaranty was $8 million as of December 31, 2003.

Change in Year-End

On February 13, 2002, the Company changed its fiscal year-end from September 30 to December 31, effective with the calendar year beginning January 1, 2002. A three-month transition period from October 1, 2001 through December 31, 2001 (the "Transition Period") precedes the start of the 2002 fiscal year. "2001" refers to the year ended September 30, the

Transition Period refers to the three months ended December 31, 2001 and "2003" and "2002" refer to the twelve months ended December 31. This new fiscal year made the Company's annual and quarterly reporting periods consistent with those used by Plug Power and permitted the Company to continue to account for its holdings in Plug Power on a timely basis through December 20, 2002, the date of its change in accounting for Plug Power from the equity method to the fair value method.

Formation of Subsidiary

During 2001, the Company formed MTI Micro and acquired substantially all of the outstanding stock of MTI Micro in exchange for contributing the assets of its micro-fuel cell operations.

Equity Transactions

On January 29, 2004, the Company consummated a private placement of its common stock and additional investment rights to Fletcher International, Ltd. Certain terms of this transaction are described under the "Subsequent Events - Private Placement" caption contained in Part I, Item 1 of this Form 10-K.

On December 20, 2002, the Company and First Albany Companies Inc. ("FAC") completed a share exchange transaction whereby 8 million shares of the Company's common stock owned by FAC was exchanged for 2,721,088 shares of Plug Power common stock owned by the Company. As a condition of the exchange, FAC agreed not to sell its remaining shares of the Company's common stock for two years. As of December 31, 2003, FAC owns 2,991,040 shares of the Company's common stock or 10.78% of the Company.

As a result of the FAC transaction, the Company was no longer required to account for its remaining investment in Plug Power under the equity method of accounting. Under the equity method of accounting, the Company was required to report its proportionate share of Plug Power's financial results. During 2002, the Company recorded a non-cash gain on the exchange transaction of $8.006 million and recorded treasury stock at a non-cash cost of $13.606 million.

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

Securities Available for Sale and Equity Holdings

The Company and Edison Development Corp. ("EDC"), a subsidiary of DTE Energy Co., formed Plug Power as a joint venture in 1997, to further develop the Company's Proton Exchange Membrane ("PEM") fuel cell technology. Plug Power designs and develops on-site energy systems based on PEM fuel cells. From 1997, when Plug Power was formed, through 1999,

the Company contributed $20.7 million to Plug Power. Immediately prior to the Plug Power initial public offering ("IPO") in 1999, the Company purchased an additional 2,733,333 shares of Plug Power common stock at $7.50 per share for a total purchase price of $20.5 million.

On October 29, 1999, Plug Power consummated an IPO of its common stock on the Nasdaq National Market under the symbol "PLUG." The initial public offering price for the 6 million shares issued was $15 per share. Additionally, the underwriters of the IPO exercised their 900,000 shares over allotment at the IPO price.

As part of its program to restructure the Company, and concentrate its limited financial resources on the development of its PEM fuel cell business, on October 21, 1999, the Company created a strategic alliance with SatCon Technology Corporation ("SatCon"). In exchange for Ling Electronics, Inc. and Ling Electronics, Ltd. (collectively, "Ling"), which were former subsidiaries of the Company, and the Company's cash support of approximately $7 million to SatCon, the Company received 1,800,000 shares of SatCon's common stock and warrants to purchase an additional 100,000 shares of SatCon's common stock. SatCon also received warrants to purchase 100,000 (300,000 post-split) shares of the Company's common stock.

On May 23, 2000, in connection with its alliance with SatCon, and to support its interest in SatCon, the Company provided cash support of $6 million to Beacon Power Corporation ("Beacon Power") and received preferred stock and warrants to purchase common stock, and the right to receive additional warrants for common stock if there was an IPO of Beacon Power common stock. In August 2000, the Company exercised warrants for 12,000 shares of Beacon Power common stock. On November 17, 2000, Beacon Power completed its IPO. Immediately prior to its IPO, Beacon Power converted its preferred stock to common stock and completed a 2-for-1 stock split. In connection with the IPO, Beacon Power also granted the Company a warrant to purchase 1,333,333 shares of common stock at an exercise price of $2.25 per share. On December 20, 2000, the Company exercised its warrant for 1,333,333 shares on a cash-less exercise basis and received an additional 985,507 shares of Beacon Power common stock. On September 28, 2001, the Company received 544,148 shares of Beacon Power common stock pursuant to a pro rata distribution by SatCon. The Company recognized a gain of $827 thousand on this dividend distribution.

The Company began selling its holdings in Plug Power, SatCon and Beacon Power during 2001. During 2003, the Company sold all of its remaining holdings in SatCon and in December 2002, sold all of its remaining holdings in Beacon Power.

Securities Available for Sale

The Company's interest as of December 31, 2003 was:
	NASDAQ	Shares	Ownership
	Stock Symbol	Owned	Percentage
Plug Power	PLUG	6,073,227	8.36%

The Company sold shares of the following securities and recognized gains (losses) and proceeds as follows:
			Three Months
	Year Ended	Year Ended	Ended	Year Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Sept. 30,
(Dollars in thousands, except shares)	2003	2002	2001	2001
Plug Power
Shares sold	2,000,000	35,000	-	-
Proceeds	$10,251	$ 163	$ -	$ -
Gross gain on sales	$ 6,698	$ 91	$ -	$ -
Gross loss on sales	$ -	$ -	$ -	$ -
SatCon
Shares sold	773,600	313,900	-	-
Proceeds	$ 1,403	$ 392	$ -	$ -
Gross gain on sales	$ 785	$ -	$ -	$ -
Gross loss on sales	$ -	$ (95)	$ -	$ -
Beacon Power
Shares sold	-	4,410,797	-	-
Proceeds	$ -	$ 310	$ -	$ -
Gross loss on sales	$ -	$(440)	$ -	$ -
Total net gain (loss) on sales	$ 7,483	$(444)	$ -	$ -

The Company sold shares of the following equity holdings and recognized gains (losses) and proceeds as follows:
			Three Months
	Year Ended	Year Ended	Ended	Year Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Sept. 30,
(Dollars in thousands, except shares)	2003	2002	2001	2001
Plug Power
Shares sold	-	1,165,000	-	1,710,000
Proceeds	$ -	$ 9,059	$ -	$35,717
Gross gain on sales	$ -	$ 6,291	$ -	$31,009
SatCon
Shares sold	-	212,500	-	500,000
Proceeds	$ -	$ 910	$ -	$ 2,125
Gross gain on sales	$ -	$ 78	$ -	$ -
Gross loss on sales	$ -	$ -	$ -	$(2,171)
Total net gain on sales	$ -	$ 6,369	$ -	$28,838

Proceeds from these securities' sales have been used to pay down debt, invest in subsidiaries and fund operations.

Availability of Information

We make available through our website (http://www.mechtech.com), free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. These reports may be accessed through our website's Investor Relations page.

The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company files electronically with the SEC and the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Factors Affecting Future Results

This Annual Report on Form 10-K and the documents we have filed with the Securities and Exchange Commission that are incorporated by reference into this Form 10-K contain forward-looking statements that involve risks and uncertainties. Any statements contained, or incorporated by reference, in this Form 10-K that are not statements of historical fact may be forward-looking statements. When we use the words "anticipates," "plans," "expects," "believes," "should," "could," "may," "will" and similar expressions, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include, among others:

  our need to raise additional financing;
  Fletcher's decision whether to exercise its additional investment rights and the price at which Fletcher purchases shares;
  risks related to developing direct methanol micro fuel cells, or DMFCs, and whether we will ever successfully develop commercially viable DMFCs;
  market acceptance of DMFCs;
  the potential for early termination of our agreement with Gillette and its Duracell division;
  our inability, or Gillette's inability, to develop DMFCs or fuel refills on our planned schedule;
  our dependence on OEMs integrating DMFCs into their devices;
  the need for current regulations to change to permit methanol to be carried onto airplanes for DMFCs to achieve mass market commercialization;
  risks related to the flammable nature of methanol as a fuel source;
  intense competition in the DMFC and instrumentation businesses;
  our dependence on the success of Plug Power Inc.;
  risks related to protection and infringement of intellectual property;
  our history of losses;
  the historical volatility of our stock prices;
  the risk we may become an inadvertent investment company;
  general market conditions; and
  other factors referred to under the caption "Risk Factors" below.

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statements contained in, or incorporated by reference into, this Form 10-K as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

Risk Factors

In connection with the January 2004 private placement, we may have to (1) sell shares of our common stock at prices which result in substantial dilution to our shareholders, and (2) issue additional shares of our common stock to Fletcher without any payment required by Fletcher, which would cause our shareholders to suffer additional dilution.

The January 2004 private placement transaction provides Fletcher additional investment rights to purchase: (1) $8 million of our common stock at a price equal to $7.048 per share (subject to adjustment) and (2) in the event that Fletcher purchases such amount, an additional $18 million of our common stock at a price equal to $7.048 per share (subject to adjustment) or if Fletcher exercises the right after December 31, 2005, at the lower of $7.048 per share (subject to adjustment) and the prevailing price (subject to adjustment) of our common stock as of five business days prior to the time Fletcher exercises its additional investment rights. Any exercise of the additional investment rights could result in sales of our common stock at prices that are below the market price for our common stock at the time the investment right is exercised and any exercises during 2006 could result in sales of our common stock at prices we might otherwise not be willing to sell such shares, and could result in substantial dilution to our shareholders.

Our agreement with Fletcher also provides that Fletcher will receive additional shares of our common stock with respect to shares it already owns, and the exercise price and term relating to unexercised additional investment rights will be adjusted to the benefit of Fletcher, each upon the occurrence of certain events or circumstances, some of which are beyond our control, including:

- issuances of our equity securities at a price below $7.048 per share (which is the price Fletcher paid in connection with its initial $10 million investment);

- our failure to satisfy certain requirements relating to registering the resale of shares issued or issuable to Fletcher pursuant to the securities laws;

- a change in control of our company; and

- a restatement of our financial results.

In addition, in the event that we do not obtain shareholder approval on or before July 15, 2004, of the issuance to Fletcher of more than 19.99 percent of our common stock, or in the event a change in control of our company occurs prior to obtaining such shareholder approval, Fletcher shall be entitled to a "net basis settlement" whereby it would receive a certain number of shares of our common stock representing the difference between the market value of the additional investment rights as of three business days prior to Fletcher exercising such rights and the exercise price for such rights for which Fletcher would not be required to make any payment. By way of example, in the event that Fletcher elects to invest an additional $10 million, and assuming for purposes of this example that (a) our stock price at the time of exercise is $10 per share, (b) there have no adjustments to the exercise price and (c) Fletcher elects a net basis settlement, Fletcher would be entitled to receive 418,842 shares of our common stock without any payment.

In any event, 11,107,214 shares is the maximum number of shares of our common stock we may be required to issue to Fletcher, which amount includes the 1,418,842 shares issued on January 29, 2004.

In connection with the January 2004 private placement, we may have to sell shares of Plug Power common stock at a price below the market value of such shares, which sales would reduce the value of our assets.

Pursuant to our agreement with Fletcher, we deposited 3,000,000 shares of Plug Power common stock in escrow to satisfy our potential obligation to sell such shares to Fletcher. The number of shares Fletcher may purchase and the exercise price for those shares, are subject to fluctuation based on the market price of our common stock and the market price of Plug Power stock. Accordingly, Fletcher may, in certain instances, purchase shares of Plug Power common stock either at a price below the fair market value of such shares, thereby reducing the value of our assets, or even if based on the market price of Plug Power shares, at a price at which we would not desire to sell such shares.

We may be unable to raise additional capital to complete our product development and commercialization plans and the failure to complete such development and commercialization plans will adversely affect our business plans, prospects, results of operations and financial condition.

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our micro fuel cell systems and market acceptance of our systems. We expect to devote substantial capital resources to continue development programs and establish third party manufacturing, product development and distribution relationships, including with respect to our strategic alliance with The Gillette Company. We believe that we will need to raise additional funds to achieve commercialization of our micro fuel cell products. However, we do not know whether we will be able to secure additional funding, or funding on acceptable terms, to pursue our commercialization plans. We can raise funds in four ways: sale of certain of our Plug Power shares, sale of our Company's stock, sale of MTI Micro stock and sale of other assets. Pursuant to our agreement with Fletcher, we deposited 3,000,000 shares of Plug Power common stock in escrow to satisfy our potential obligation to sell such shares to Fletcher. Fletcher may, in certain instances, purchase shares of Plug Power common stock at a price below the fair market value of the Plug Power shares at the time of purchase. In the event we are unable to have all the Plug Power shares released from escrow and Fletcher exercises its right to purchase the Plug Power shares, our ability to sell Plug Power shares will be reduced. In addition, although Fletcher has the right to invest up to an additional $26,000,000 in our common stock, there can be no assurances that Fletcher will exercise such right. If Fletcher does not exercise its additional investment rights and the price of Plug Power common stock decreases significantly, we may be forced to increase the number of Plug Power shares sold, or reduce spending on micro fuel cell development. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current stockholders will be reduced. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to limit operations in a manner inconsistent with our development and commercialization plans, which would negatively affect our business plans, prospects, results of operations and financial condition in future periods.

We may not successfully develop our new technology and the failure to do so will adversely affect our business plans, prospects, results of operations and financial condition.

Direct methanol fuel cells, or DMFCs, are a new technology with many technical and engineering challenges still to be resolved. We cannot assure that we will be able to successfully resolve the technical and engineering challenges of DMFCs, or if we are successful, that such solutions will be commercially viable. Resolution of these technical and engineering issues requires substantial resources including financial, managerial and technical resources. We cannot assure that all the necessary resources will be available to the degree, and at the times, they are needed. If we are unable to successfully develop DMFCs, our business plans, prospects, results of operations and financial condition would be materially adversely affected.

Current commitments for joint development, distribution, marketing and investment by Gillette and its Duracell division may be subject to early termination and any such early termination will have material adverse consequences on MTI Micro's and the Company's business plans, prospects, results of operations and financial condition.

Gillette and its Duracell division's commitments in the strategic alliance agreement and the other agreements entered into as a part of the strategic alliance transaction (including those commitments relating to joint development, distribution, marketing and investment) with MTI Micro are subject to early termination. Either MTI Micro or Gillette may terminate the strategic alliance agreement, which includes obligations for joint development, distribution and marketing, for cause at any time or without cause if the parties cannot jointly agree on a mass-market consumer application to target. Gillette may also terminate the strategic alliance agreement without cause prior to incurring the expense of establishing manufacturing capabilities for fuel refills. In addition, the strategic alliance agreement is subject to commercial and technical milestones. If MTI Micro, or Gillette, fails to meet such milestones, the strategic alliance agreement may be terminated.

The investment agreement with Gillette may be terminated if the strategic alliance agreement is terminated. In addition, any future investment by Gillette is conditioned upon MTI Micro reaffirming that the representations and warranties in the investment agreement are true as of the date of such investment. These representations and warranties include statements concerning ownership of intellectual property, and affirmations that MTI Micro is not infringing on the intellectual property of others and others are not infringing on MTI Micro's intellectual property. At this time we cannot determine whether MTI Micro will be able to make these statements as of the date of any potential future investments by Gillette, and the inability to make such statements could result in Gillette terminating the investment agreement.

Termination of MTI Micro's agreements with Gillette and its Duracell division would have material adverse consequences on MTI Micro's and the Company's business plans, prospects, results of operations and financial condition.

MTI Micro may not be able to achieve commercialization of its products on the timetable it anticipates, or at all, and any such delay or failure would have material adverse consequences on MTI Micro's and the Company's business plans, prospects, results of operations and financial condition.

We cannot guarantee that MTI Micro will be able to develop commercially viable DMFC products on the timetable it anticipates, or at all. The commercialization of DMFC products requires substantial technological advances to improve the efficiency, functionality, reliability, cost and performance of these systems and products and to develop commercial volume manufacturing processes for these systems and products. We cannot guarantee that MTI Micro will be able to develop the technology necessary for commercialization of its DMFC products, or acquire or license the required technology from third parties. Developing the technology for high-volume commercialization requires substantial capital, and we cannot assure you that we will be able to generate or secure sufficient funding on terms acceptable to us, or at all, to fund MTI Micro's high-volume commercialization plans. In addition, before MTI Micro releases any product to market, it plans to conduct numerous field tests. These field tests may encounter problems and delays for a number of reasons, many of which are beyond MTI Micro's control. If these field tests reveal technical defects or reveal that MTI Micro's products do not meet performance goals, including useful life and reliability, the commercialization schedule could be delayed and potential purchasers may decline to purchase MTI Micro's systems and products, which in each case would have a material adverse effect on MTI Micro's and the Company's business plans, prospects, results of operations and financial condition.

The commercialization of MTI Micro's DMFC products also depends upon MTI Micro's ability to significantly reduce the costs of these systems and products, since they are currently substantially more expensive than systems and products based on existing technologies, such as rechargeable batteries. We cannot assure you that MTI Micro will be able to sufficiently reduce the cost of these systems and products without reducing their performance, reliability and longevity, which would adversely affect consumers' willingness to buy our systems and products and therefore materially adversely affect MTI Micro's and the Company's business plans, prospects, results of operations and financial condition.

In addition, when, if ever, MTI Micro launches any product where Gillette acts as the fuel refill distributor, Gillette has the ability to refuse to manufacture and distribute the fuel refill if MTI Micro's DMFC does not meet minimum quality, reliability, performance and safety standards. We cannot at this time determine what those minimum standards are or if it will be able to meet those standards within the time periods permitted by the agreements with Gillette, or if ever, and the failure to meet such standards and Gillette's potential refusal to manufacture the fuel refill would have a material adverse effect on MTI Micro's and the Company's business plans, prospects, results of operations and financial condition.

Gillette may not be able to achieve commercialization of fuel refills on the timetable we anticipate, or at all, and the delay or failure to achieve such commercialization would have material adverse consequences on MTI Micro's and the Company's business plans, prospects, results of operations and financial condition.

We cannot guarantee that Gillette will be able to, or will choose to, develop, acquire or license commercially viable fuel refills for DMFC products on the timetable we anticipate, or at all. The commercialization of fuel refills for DMFC products requires substantial technological advances to improve the efficiency, functionality, reliability, cost and performance of these systems and products and to develop commercial volume manufacturing processes for these systems and products. Gillette's failure to supply fuel refills would have a material adverse effect on MTI Micro's and the Company's business plans, prospects, results of operations and financial condition.

A viable market for micro fuel cell systems may never develop or may take longer to develop than we anticipate. If a market for fuel cells does not develop or is delayed, it will have a material adverse effect on our business plans, prospects, results of operations and financial condition.

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

If a viable market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred to develop our product and we may be unable to achieve profitability, each of which would have a material adverse effect on our business plans, prospects, results of operations and financial condition.

Alternatives to our technology could render our systems obsolete prior to commercialization, which would have a material adverse effect on our business plans, prospects, results of operations and financial condition.

Our micro fuel cell systems are one of a number of alternative portable power energy solutions being developed as replacements for batteries, including thin film batteries, extended life lithium batteries and other types of fuel cell technologies. Technological advances in existing battery technologies or other fuel cell technologies may render our micro fuel cell systems obsolete and this would materially adversely affect our business plans, prospects, results of operations and financial condition.

MTI Micro is dependent upon external OEMs to purchase certain of its products and integrate our DMFCs into their products. If external OEM's do not purchase and integrate our DMFCs into their products, our market will be very limited, which could have a material adverse effect on MTI's and MTI Micro's business plans, prospects, results of operations and financial condition.

To be commercially useful, certain of MTI Micro's DMFC fuel cell products must be integrated into products manufactured by original equipment manufacturers, or OEMs. We cannot guarantee that OEMs will manufacture appropriate products or, if they do manufacture such products, that they will choose to use MTI Micro's DMFC fuel cell products. Any integration, design, manufacturing or marketing problems encountered by OEMs could adversely affect the market for MTI Micro's DMFC fuel cell products, which could have a material adverse effect on MTI Micro's and the Company's business plans, prospects, results of operations and financial condition.

In order to achieve mass commercialization of DMFC fuel cells, customers must be able to carry methanol fuel inside the passenger compartment of commercial airlines. If current airline, FAA and international regulations do not change, passengers will be unable to carry non-dilute methanol in the passenger compartments of airplanes, which will have a material adverse effect on MTI's and MTI Micro's business plans, prospects, results of operations and financial condition.

Current airline and FAA regulations and certain international laws, regulations and treaties limit the amount and concentration of methanol that any passenger can carry aboard passenger planes. We believe that for mass commercialization of DMFC fuel cell products, these regulations must change. If these regulations do not change, it would materially adversely affect MTI Micro's ability to achieve mass commercialization of DMFC fuel cell products and have a material adverse effect on MTI Micro's and the Company's business plans, prospects, results of operations and financial condition.

We may be involved in intellectual property litigation that causes us to incur significant expenses or prevents us from selling our products, which could have a material adverse effect on our business plans, prospects, results of operations and financial condition.

In recent years, hundreds of fuel cell patents have been issued worldwide. Many of these patents are broadly written and encompass basic and fundamental theories of how fuel cells should or could work. As we continue to develop our technology, our designs may infringe the patent or intellectual property rights of others. Whether our technology infringes or not, MTI Micro and our Company may become subject to lawsuits in which it is alleged that we have infringed the intellectual property rights of others. We may also commence lawsuits against others who we believe are infringing upon MTI Micro's rights. Involvement in intellectual property litigation could result in significant expense to MTI Micro and our Company, adversely affecting the development of sales of the challenged product or intellectual property and diverting the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. In the event of an adverse outcome as a defendant in any such litigation, MTI Micro and the Company may, among other things, be required to:

  pay substantial damages;
  cease the development, manufacture, use, sale or importation of products that infringe upon other patented intellectual property;
  expend significant resources to develop or acquire non-infringing intellectual property;
  discontinue processes incorporating infringing technology; or
  obtain licenses to the infringing intellectual property.

We cannot guarantee that MTI Micro or the Company would be successful in such development or acquisition or that such licenses would be available upon reasonable terms. Any such development, acquisition or license could require the expenditure of substantial time and other resources and could have a material adverse effect on our business plans, prospects, results of operations and financial condition.

MTI Micro's products use potentially dangerous, flammable fuels, which could subject its business and the Company to product liability claims. Any such law suits or claims could have a material adverse effect on our business plans, prospects, results of operations and financial condition.

The sale of DMFCs exposes MTI Micro and the Company to potential product liability claims that are inherent in methanol and products that use methanol. Methanol is flammable and therefore potentially dangerous. Any accidents involving MTI Micro's products or other methanol-based products could materially impede widespread market acceptance and demand for DMFC fuel cells which could have a material adverse effect on MTI Micro's and the Company's business plans and prospects. In addition, MTI Micro may be held responsible for damages beyond the scope of its insurance coverage. We also cannot predict whether MTI Micro will be able to maintain its insurance coverage on acceptable terms. Damages beyond the scope of MTI Micro's insurance coverage or the inability to maintain insurance coverage on acceptable terms would have a material adverse impact on MTI Micro's and the Company's business plans, prospects, results of operations and financial condition.

We have incurred losses and anticipate continued losses. If we do not become profitable and sustain profitability, it will have a material adverse effect on our business plans, prospects, results of operations and financial condition.

As of December 31, 2003, we had an accumulated deficit of $62.433 million. For the year ended December 31, 2003, our net loss was $.559 million, which includes a net gain of $7.483 million from sales of securities available for sale, an impairment loss of $.418 million and an operating loss of $8.709 million. We expect to continue incurring net losses from operations until we can produce sufficient revenues to cover costs. In order to achieve profitability, we must successfully achieve all or some combination of the following:

  develop new products for existing markets;
  sell these products to existing and new customers;
  increase gross margins through higher volumes and manufacturing efficiencies;
  control operating expenses; and
  develop and manage distribution capability.

Furthermore, we anticipate that we will continue to incur losses until we can produce and sell our fuel cell systems on a large-scale and cost-effective basis. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future. Failure to do so will have a material adverse effect on our business plans, prospects, results of operations and financial condition.

Our competitors may develop a cheaper, better product and bring that product to market faster than we can. If we do not create a competitive DMFC product or we are late to market, it will have a material adverse effect on our business plans, prospects, results of operations and financial condition.

There are a number of other companies developing DMFCs. Some of our competitors may have better access to resources and capital than we do. Some of our competitors are much larger and have better access to manufacturing capacity, supply chains and distribution channels than we do. Some of our competitors may resolve technical or engineering issues before we do. Accordingly, one or more of our competitors may bring a product to market before we do. In addition, one or more of our competitors may make a better or cheaper product than we can make. Failure to get to market with the best and cheapest DMFC product before our competitors would have a material adverse effect on our business plans, prospects, results of operations and financial condition.

We have no experience manufacturing fuel cell systems on a large-scale commercial basis. If we do not secure the necessary manufacturing resources and experience, it will have a material adverse effect on our business plans, prospects, results of operations and financial condition.

To date, we have focused primarily on research and development and have no experience manufacturing micro fuel cell systems on a large-scale commercial basis. We are continuing to develop our prototype manufacturing capabilities and processes. We do not know whether or when we will be able to identify an efficient, low-cost manufacturer with the capabilities and processes that will enable us to meet the quality,

price, engineering, design and production standards or production volumes required to successfully market our fuel cell systems. Even if we are successful in identifying a manufacturer, we do not know whether we will do so in time to meet our product commercialization schedule or to satisfy the requirements of our distributors or customers. Failure to procure such manufacturing resources would have a material adverse effect on our business plans, prospects, results of operations and financial condition.

We may not be able to establish additional strategic relationships that we will need to complete our product development and commercialization plans. If we are unable to develop necessary strategic relationships on terms that are acceptable to us, it will have a material adverse effect on our business plans, prospects, results of operations and financial condition.

We believe that we will need to enter into additional strategic relationships in order to complete our current product development and commercialization plans on schedule. In particular, we may require a partner to assist us in developing manufacturing processes and to manufacture commercially viable micro fuel cell systems. If we are unable to identify or enter into a satisfactory agreement with potential partners, we may not be able to complete our product development and commercialization plans on schedule or at all, which would have a material adverse effect on our business plans, prospects, results of operations and financial condition. We may also need to scale back these plans in the absence of a partner, which would materially adversely affect our future business plans, prospects, results of operations and financial condition. In addition, any arrangement with a strategic partner may require us to issue a material amount of equity securities to the partner or commit significant financial resources to fund our product development efforts in exchange for their assistance or the contribution to us of intellectual property. Any such issuance of equity securities would reduce the percentage ownership of our then current stockholders.

We will rely on our partners to develop and provide components for our micro fuel cell systems. If our partners do not meet our quality, quantity, reliability or schedule requirements, it will have a material adverse effect on our business plans, prospects, results of operations and financial condition.

We depend on third parties to supply many of the components of our fuel cell systems. A supplier's failure to develop and supply components in a timely manner, or to develop or supply components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources of these components on a timely basis or on terms acceptable to us, would harm our ability to manufacture our fuel cell systems. In addition, to the extent that our supply partners use technology or manufacturing processes that are proprietary, we may be unable to obtain comparable components from alternative sources.

In addition, platinum is a key material in our micro fuel cells. Platinum is a scarce natural resource and we are depending upon a sufficient supply of this commodity. While we do not anticipate significant near or long-term shortages in the supply of platinum, any such shortages would adversely affect our ability to produce commercially viable fuel cell systems or significantly raise our cost of producing our fuel cell systems.

Our inability to deliver a commercially viable DMFC on time, or at all, will have a material adverse effect on our business plans, prospects, results of operations and financial condition.

We intend to introduce our first DMFC product to our customer, Intermec, by the end of calendar 2004. There is no assurance we will meet this goal. There may be technical or engineering challenges we have not anticipated, issues of reliability for our device, an inability for our device to be integrated into existing electronic devices, difficulties in obtaining materials or components, or problems with manufacturing or distribution, and many other problems that we have not, and perhaps could not anticipate. All of these issues could delay or prohibit release of our initial DMFC product, which would have a material adverse effect on our business plans, prospects, results of operations and financial condition.

Failure to achieve future product development or commercialization milestones will have a material adverse effect on our business plans, prospects, results of operations and financial condition.

We have established aggressive product development and commercialization milestones and dates for achieving development goals related to technology and design improvements. We use these milestones to assess our progress toward developing commercially viable fuel cell systems. Delays in our product development will likely have a material impact on our commercialization schedule. If we experience delays in meeting our development goals or if our micro fuel cell systems exhibit technical defects or if we are unable to meet cost, performance or manufacturing goals, including power output, useful life and reliability, our commercialization schedule will be delayed. In this event, potential purchasers of our initial commercial systems may choose alternative technologies and any delays could allow potential competitors to gain market advantages. We cannot assure you that we will successfully achieve our milestones in the future and the failure to achieve such milestones would have a material adverse effect on our business plans, prospects, results of operations and financial condition.

If we are deemed to be an investment company and cannot find a safe harbor or exemption, and fail to register as an investment company, we may be forced to sell our interests in Plug Power, which may result in losses on such sales and unintended tax consequences.

Our securities available for sale constitute investment securities under the Investment Company Act of 1940. In general, a company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets, subject to certain exclusions and exemptions. Investment companies are subject to registration under, and compliance with, the Investment Company Act unless a particular exemption or safe harbor provision applies. If we were to be deemed an investment company, we would become subject to the requirements of the Investment Company Act. As a consequence, we would be prohibited from engaging in certain businesses or issuing certain securities, certain of our contracts might be voidable, and we might be subject to civil and criminal penalties for noncompliance.

Until 2001, we qualified for a safe harbor exemption under the Investment Company Act based upon the level of our ownership of shares of Plug Power and our influence over its management or policies. However, since we began selling shares of Plug Power, this safe harbor exemption is no longer available.

On December 3, 2001, we made an application to the SEC requesting that they either declare that we are not an investment company because we are primarily engaged in another business or exempt us from the provisions of the Investment Company Act. The Company amended this application on October 20, 2003. This application is pending. If our application is not granted, we will have to find another safe harbor or exemption that we can qualify for, which may include a one year safe harbor granted by the Investment Company Act, or become an investment company subject to the regulations of the Investment Company Act.

If we were deemed to be an investment company and could not find another safe harbor or exemption and failed to register as an investment company, the SEC could require us to sell our interests in Plug Power, until the value of these securities is reduced below 40% of total assets. This could result in sales of our securities in quantities of shares at depressed prices and we may never realize anticipated benefits from, or may incur losses on, these sales. Further, we may be unable to sell some securities due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, we may incur tax liabilities when selling assets.

Our stock price may fluctuate as the value of Plug Power's share price fluctuates. Such price fluctuations may cause an investor to lose some or all of their investment.

A primary asset of the Company is the shares of Plug Power common stock it owns. As of March 5, 2004, the Company owned 5,693,227 shares of common stock in Plug Power, which is a publicly traded company. Pursuant to our agreement with Fletcher, we deposited 3,000,000 shares of Plug Power common stock in escrow to satisfy our potential obligation to sell such shares to Fletcher. The number of shares Fletcher may purchase and the exercise price therefore are subject to fluctuation based on the market price of our common stock and the market price of Plug Power stock. Accordingly, Fletcher may, in certain instances, purchase shares of Plug Power common stock at a price below the fair market value of such shares. The market price and valuations of the Plug Power common stock may fluctuate due to market conditions and other conditions over which the Company has no control. Fluctuations in the market price and valuations of Plug Power's common stock may result in fluctuations in the market price of the Company's common stock which could result in the loss of part or all of a shareholder's investment.

We are partially dependent on the success of Plug Power, which is in the developmental stage. There is no assurance Plug Power will be successful. Plug Power's failure may have a material adverse effect on our business plans, prospects, results of operations and financial condition.

Our success is partially dependent on the success of Plug Power. Plug Power, a developer of on-site electric power generation systems utilizing Proton Exchange Membrane, has stated that it is a development stage company and it does not know when or whether it will successfully complete research and development of commercially viable on-site energy products. If Plug Power is unable to develop commercially viable on-site energy products, it will not be able to generate sufficient revenue to become profitable. There is no assurance Plug Power will successfully develop a commercial product, or if it does, that it will do so in the time frames predicted. Plug Power's failure to successfully develop a commercial product could have a material adverse effect on our business plans, prospects, results of operations and financial condition.

If we are not successful in protecting our patents and intellectual property, it will have a material adverse effect on our business plans, prospects, results of operations and financial condition.

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

In addition to our patent rights, we also rely on treatment of our technology as trade secrets and upon confidentiality agreements. These agreements may be breached, and we may not have adequate remedies for any breach. Our inability to obtain patents, as well as to protect and enforce any patents that are issued as well as trade secrets, could have a material adverse effect on our business plans, prospects, results of operations and financial condition.

Our inability or failure to manage change effectively may have a material adverse effect on our business plans, prospects, results of operations and financial condition.

We continue to undergo rapid change in the scope and breadth of our operations as we advance the development of our micro fuel cell products. Such rapid change is likely to place a significant strain on our senior management team and other resources. We will be required to make significant investments in our engineering, logistics, financial and management information systems and to motivate and effectively manage our employees. Our business plans, prospects, results of operations and financial condition could be harmed if we encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by such a rapid change.

The sale of a substantial amount of our common stock in the public market could materially decrease the market price of our common stock.

As of March 5, 2004, First Albany Corporation owns approximately 10.25% percent of our outstanding common stock and is a party to a lock-up agreement that prohibits it from selling its shares of our stock. This lockup agreement expires on December 20, 2004, and upon such expiration, these shares have the potential to be publicly traded, perhaps in large blocks. In addition, we agreed as part of the private placement with Fletcher to register for resale shares of our common stock owned by Fletcher or which Fletcher may acquire in the future. If a substantial amount of our common stock were sold in the public market, or even targeted for sale, this could have a material adverse effect on the market price of our common stock and our ability to sell common stock in the future.

Our share price could be subject to extreme price fluctuations, and shareholders could have difficulty trading shares.

The markets for high technology companies in particular have been volatile, and the market price of our common stock, which is traded on The Nasdaq National Market under the symbol MKTY, has been and may continue to be subject to significant fluctuations. Fluctuations could be in response to operating results, announcements of technological innovations or new products by us, Plug Power, or by our competitors, patent or proprietary rights developments, and market conditions for high technology stocks in general. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of individual companies. These market fluctuations, as well as general economic conditions, may adversely affect the market price of our common stock and the ability of stockholders to dispose of our common stock.

General economic conditions may affect investors' expectations regarding our financial performance and adversely affect our stock price, which may result in a material adverse effect on our business plans, prospects, results of operations and financial condition.

Certain industries in which we sell and intend to sell products, such as the energy and semiconductor industries are highly cyclical. In the future, our results may be subject to substantial period-to-period fluctuations as a consequence of the industry patterns of our customers, general or regional economic conditions, and other factors. These factors may also have a material adverse effect on our business plans, prospects, results of operations and financial condition.

Current shareholders may be diluted as a result of additional financings.

If we raise additional funds through the sale of equity or convertible debt securities in either the Company or MTI Micro, current shareholders' percentage ownership will be reduced. In addition, these transactions may dilute the value of common stock outstanding. We may have to issue securities that may have rights, preferences and privileges senior to our common stock. We cannot assure you that we will be able to raise additional funds on terms acceptable to us, if at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which would have a material adverse effect on our business plans, prospects, results of operations and financial condition.

We are dependent on continued government funding for new energy research and development and instrumentation product sales. The loss of such contracts and inability to obtain additional contracts may have a material adverse effect on our business plans, prospects, results of operations and financial condition.

A large portion of revenues at MTI Instruments and MTI Micro for the next several years may come from government contracts. The loss of such contracts and the inability to obtain additional contracts could materially adversely affect our results of operations and financial condition.

The loss of key employees may have a material adverse effect on our business plans, prospects, results of operations and financial condition.

Our success will depend, in large part, upon our ability to attract, motivate and retain highly qualified scientists and engineers, as well as highly skilled and experienced management, sales and technical personnel. Competition for these personnel is intense, and there can be no assurance that we will be successful in attracting, motivating or retaining key personnel. Our success depends to a significant extent upon a number of key employees, including members of senior management. The loss of the services of one or more of these key employees could have a material adverse effect on our business plans, prospects, results of operations and financial condition.

Operations Sold or Discontinued

Ling Electronics, Inc. and Ling Electronics Limited (collectively, "Ling") were sold on October 21, 1999 to SatCon in exchange for 770,000 shares of SatCon common stock (which stock had a market value of approximately $6.7 million on the transaction date). At the time of the sale, Ling designed, manufactured, and marketed electro-dynamic vibration test systems, high-intensity-sound transducers, power conversion equipment and power amplifiers used to perform reliability testing and stress screening during product development and quality control.

The sale of the Company's Technology Division, the sole component of the Technology segment, to NYFM, Incorporated (a wholly-owned subsidiary of Foster-Miller, Inc., a Waltham, Massachusetts-based technology company) was completed on March 31, 1998. Accordingly, the Company no longer includes such Technology Division among its reportable business segments. The Technology Division has been reported as a discontinued operation since December 26, 1997. See Note 21 of the Notes to Consolidated Financial Statements referred to in Item 8 below.

Backlog

The backlog of orders believed to be firm is as follows:

December 31, 2003	$0.4 million
December 31, 2002	0.4
December 31, 2001	0.1
September 30, 2001	1.3

The backlog relates to contracts and purchase orders received from commercial customers and government agencies.

Employees

The total number of employees of MTI and its subsidiaries was 108 as of December 31, 2003, as compared to 91 as of December 31, 2002. This increase is primarily due to the addition of staff at MTI Micro.

Fiscal 2003 employees include corporate operations and the Company's two subsidiaries, MTI Micro and MTI Instruments. Executives and staff were chosen for their acumen, ability and experience in areas critical to the execution of the Company's core business strategy.

Significant Customers

In the Test and Measurement Instrumentation Segment, in 2003, the U.S. Air Force accounted for $2.261 million or 40.8% of product revenues; in 2002, the U.S. Air Force accounted for $1.854 million or 34.6% of product revenues and ASML accounted for $.546 million or 10.2% of product revenues; in the Transition Period the U.S. Air Force accounted for $.349 million or 28% of product revenues; and in 2001, ASML accounted for $3.616 million or 49.5% of product revenues.

Manufacturing

MTI Instruments assembles and tests its products at its facilities located in Albany, New York. We believe our existing assembly and test capacity is sufficient to meet our current needs. We believe that most of the raw materials used in our products are readily available from a variety of vendors. Additionally, we design and develop our products to use commodity parts in order to simplify the assembly process.

MTI Micro plans to conserve cash resources by utilizing contract manufacturers to manufacture its DMFC products. MTI Micro has established contracts with key suppliers and contract manufacturers. MTI Micro also works with third-party suppliers to design, develop and manufacture subsystems and components of its DMFC products.

Executive Officers

The executive officers of the registrant (all of whom serve at the pleasure of the Board of Directors), their ages, and the position or office held by each, are as follows:
Position or Office	Name	Age
Chief Executive Officer and Director	Dale W. Church	64
Vice President and Chief Financial Officer	Cynthia A. Scheuer	42

Mr. Church, a Director since 1997 became the Chief Executive Officer and Chairman of the Board on October 22, 2002. Mr. Church is also Chairman of the Board of MTI Micro. Mr. Church has practiced law in private practice, government, and corporate environments for over 30 years with specialties in U.S. and international government contracting, developing companies, mergers and acquisitions, and joint ventures. He has been the Chief Executive Officer of Ventures & Solutions LLC since 1996 and the Chairman and CEO of Intelligent Inspection Corporation from 1999 to March 2003, and, prior to that time, was a partner in the law firm of McDermott, Will & Emery from 1993 to 1997. He served as General Counsel to the American Electronics Association from 1994 to 1998. His other previous experience includes working for the U.S. Government's Central Intelligence Agency and Department of Defense and as corporate counsel to establish several companies in the Silicon Valley of California. He is a Trustee of the National Security Industrial Association and is a director of various private corporations.

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

Other Key Employees

Dr. Acker was President of the Company from June 2000 to October 22, 2002 when he left this position to devote his full attention to MTI Micro where he has been President and Chief Executive Officer since its founding in March 2001. From 1997 to June 2000, Dr. Acker was Vice President of Technology and Product Development at Plug Power Inc., leading the development of the world's first residential PEM fuel cell system; he was instrumental in building Plug Power from a small R&D lab into a product development and manufacturing company. Before his tenure at Plug Power, Dr. Acker joined Texaco in 1990 and served in numerous management positions including Global Manager for Engineering and Product Testing from 1996 to 1997, where he was responsible for the development of energy products and was involved in the formation of Texaco's strategic business direction.

Mr. Becerra joined MTI Micro in May 2001. He brings 20 years of technology and engineering experience and a strong background in leading product development teams to his current position as Vice President of Product Development. Prior to joining MTI Micro in 2001, Mr. Becerra spent nearly 10 years with the Xerox Corporation, where he authored 12 patents and managed the High Performance Printer Programs engineering team. As the manager for this important engineering team, Mr. Becerra was responsible for all elements necessary to mass-produce the ink-jet marking platform.

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

ITEM 2: PROPERTIES

The Company leases office, manufacturing and research and development space in the following locations:

			Approximate
			Number of	Lease
Location	Segment	Primary Use	Square Feet	Expiration
Albany, NY	New Energy and Other	Corporate headquarters, office
		and research and development	23,500	2006
Los Altos, CA	New Energy	Office	1,500	2004
Albany, NY	Test and Measurement	Manufacturing, office and sales	21,000	2009
	Instrumentation
Alexandria, VA	Other	Office	200	2004

In management's opinion, the facilities are generally well maintained and adequate for expansion, if required. We intend to renovate MTI Micro's research and development space during 2004 to accommodate growth.

ITEM 3: LEGAL PROCEEDINGS

At any point in time, the Company and its subsidiaries may be involved in various lawsuits or other legal proceedings; these could arise from the sale of products or services or from other matters relating to its regular business activities, compliance with various governmental regulations and requirements, or other transactions or circumstances. The Company does not believe there are any such proceedings presently pending which could have a material adverse effect on the Company's financial condition.

Lawrence

On September 9, 1998, Barbara Lawrence, the Lawrence Group, Inc.

("Lawrence") and certain other Lawrence-related entities ("Plaintiffs") initially filed suit in the Bankruptcy Court and the United States District Court for the Northern District of New York which were subsequently consolidated in the District Court, against First Albany Corporation ("FAC"), MTI, Dale Church, Edward Dohring, Beno Sternlicht, Alan Goldberg and George McNamee (Goldberg and McNamee are former Directors of the Company), Marty Mastroianni (former President and Chief Operating Officer of the Company), and 33 other individuals ("Defendants") who purchased a total of 820,909 (2,462,727 shares post split) shares of the Company's stock from the Plaintiffs. The case concerns the Defendants' 1997 purchase of MTI shares from the Plaintiffs at the price of $2.25 per share ($0.75 per share post split). FAC acted as Placement Agent for the Defendants in the negotiation and sale of the shares and in proceedings before the Bankruptcy Court for the Northern District of New York, which approved the sale in September 1997.

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

Ling Electronics, Inc.

On July 8, 2003, Donald R. Gilillard, Sharon Gilillard, Vernon Dunham and Jean Dunham, owners of 4890 E. La Palma Avenue, Anaheim, CA 92870 ("Plaintiffs"), the former location of Ling Electronics, Inc. ("Ling") filed suit in the Superior Court of California for Orange County against SatCon Power Systems, Inc., a subsidiary of SatCon Technology Corporation ("SatCon"), and the Company. In September 2003, SatCon and the Company filed a joint answer to the complaint.

The Complaint alleges breach of the lease and, among other things, Ling's failure to maintain and repair the premises. Ling was a subsidiary of the Company until it was sold to SatCon in 1999. The Plaintiffs allege that the correction and repair of the various breaches by SatCon and the Company of its obligations under the Lease will exceed $400,000. The building was leased from 1983 through lease expiration in 2003. The Company remained as a guarantor on the lease after the sale of Ling to SatCon.

The Company believes the claims have no merit and intends to defend them vigorously. The Company cannot predict the outcome of the claims nor reasonably estimate a range of possible loss given the current status of the litigation. Accordingly, no amounts have been reserved for this matter.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the registrant's security holders during the fourth quarter of fiscal 2003.

PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

Price Range of Common Stock

MTI stock is traded on the Nasdaq National Market under the symbol MKTY. Set forth below are the highest and lowest prices at which shares of the Company's common stock have been traded during each of the Company's last two years and the Transition Period.

Year Ended December 31, 2003	High	Low
First Quarter	$ 2.65	$1.42
Second Quarter	3.75	1.88
Third Quarter	6.40	3.00
Fourth Quarter	6.89	4.51

Year Ended December 31, 2002
First Quarter	$ 4.48	$2.62
Second Quarter	3.75	.92
Third Quarter	1.69	.70
Fourth Quarter	2.99	.81

Transition Period, the Three
Months Ended December 31, 2001	$ 3.95	$2.35

Number of Equity Security Holders

As of February 24, 2004, the Company had approximately 570 holders of its $1.00 par value common stock. In addition, there are approximately 15,100 beneficial owners of our common stock held in "street" name.

Dividends

The payment of dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Company. The Company has never paid and does not anticipate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On January 29, 2004 the Company sold common stock and additional investment rights to Fletcher International, Ltd. in a private sale. On February 3, 2004, the Company filed a resale registration statement on Form S-3 for 6,384,790 shares of the Company's common stock issued or issuable pursuant to the Fletcher transaction. Certain terms of this transaction are described under the "Subsequent Events - Private Placement" caption contained in Part I, Item 1 of this Form 10-K. The Fletcher private placement was exempt from registration under the Securities Act pursuant to Section 4(2) thereof.

ITEM 6: SELECTED FINANCIAL DATA

The following table sets forth summary financial information regarding Mechanical Technology for the periods as indicated:
			Three
	Year	Year	Months	Year	Year	Year
Statement of Earnings Data	Ended	Ended	Ended	Ended	Ended	Ended
(In thousands, except per share	Dec. 31,	Dec. 31,	Dec. 31,	Sept. 30,	Sept. 30,	Sept. 30,
data)	2003	2002	2001	2001	2000	1999
Product revenue	$ 5,547	$ 5,362	$1,246	$ 7,298	$ 5,558	$ 12,895
Funded research and development
revenue	2,311	1,573	90	-	-	-
Net gain (loss) on sale of
securities available for sale	7,483	(444)	-	-	-	-
Net gain on sale of holdings	-	6,369	-	28,838	-	-
Gain on exchange of securities	-	8,006	-	-	-	-
Gain on sale of subsidiary	-	-	-	-	1,262	-
Impairment losses	(418)	(8,127)	(15,433)	-	-	-
(Loss) income from continuing
operations before income
taxes, equity in holdings'
losses and minority interests	(1,731)	(1,569)	(17,161)	20,736	(4,917)	(1,329)
Income tax benefit (expense)	669	636	6,788	(7,524)	1,927	(37)
Equity in holdings' losses, net
of taxes	-	(6,671)	(3,316)	(17,072)	(15,849)	(9,363)
Minority interests in losses of
consolidated subsidiary	490	418	104	123	-	-
Loss from continuing operations	(572)	(7,186)	(13,585)	(3,737)	(18,839)	(10,729)
Income from discontinued
operations, net of taxes	13	225	-	-	243	41
Cumulative effect of accounting
change for derivative
financial instruments for
Company's own stock, net of
tax	-	-	-	1,468	-	-
Cumulative effect of accounting
change for derivative
financial instruments, net of
tax	-	-	-	6,110	-	-
Net (loss) income	$ (559)	$(6,961)	$(13,585)	$ 3,841	$(18,596)	$(10,688)
Basic and Diluted (Loss)
Earnings Per Share[1]
Loss from continuing operations	$ (0.02)	$ (0.21)	$ (0.38)	$ (0.10)	$ (0.54)	$ (0.31)
Income from discontinued
operations	-	0.01	-	-	0.01	-
Cumulative effect of accounting
change for derivative
financial instruments for
Company's own stock	-	-	-	0.04	-	-
Cumulative effect of accounting
change for derivative
financial instruments	-	-	-	0.17	-	-
(Loss) earnings per share	$ (0.02)	$ (0.20)	$ (0.38)	$ 0.11	$ (0.53)	$ (0.31)
Balance Sheet Data:
Working capital	$ 42,426	$36,681	$ 11,909	$ 13,833	$ (23,151)	$ 18,662
Securities available for sale	44,031	37,332	5,734	6,704	-	-
Holdings, at equity	-	-	38,937	47,197	64,356	8,710
Total assets	65,838	52,384	56,348	71,257	77,016	31,780
Total long-term obligations	24	24	4,406	8,453	2,852	597
Total shareholders' equity	48,266	40,748	47,608	54,047	45,029	27,786

1Earnings per share information has been retroactively adjusted to reflect both the April 3, 2000 3-for-1 and the April 30, 1999 3-for-2 stock splits.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview

The Company is primarily engaged in the development and commercialization of direct methanol micro fuel cells ("DMFCs") through its majority-owned subsidiary MTI MicroFuel Cells Inc. ("MTI Micro") and in the design, manufacture, and sale of high-performance test and measurement instruments and systems through its wholly-owned subsidiary MTI Instruments, Inc. ("MTI Instruments"). The Company also co-founded and retains an interest in Plug Power Inc. ("Plug Power") (NASDAQ: PLUG), a designer and developer of on-site energy systems based on proton exchange membrane fuel cells.

MTI Micro designs and develops DMFCs for portable power applications.

A micro fuel cell is a portable power source that converts chemical energy into useable electrical energy. MTI Micro is developing a micro fuel cell that uses methanol, a common alcohol, as its fuel. We believe DMFC systems could potentially have an energy density of five to ten times that of Li-Ion batteries. The advantage of DMFC systems is that, when commercialized, they should be able to power a wireless electronic device for longer periods of time than Li-Ion batteries without recharging/refueling. In addition, DMFCs may be instantly refueled without the need for a power outlet or a lengthy recharge.

MTI Micro's fuel cell technology platform can be customized to provide portable power for a number of applications depending on the power level, required run time and size requirements. MTI Micro's initial product will be a power source for Intermec Technologies Corp. ("Intermec") RFID tag readers. The first DMFC power sources for Intermec products are scheduled for delivery by the end of 2004.

MTI Micro has also developed prototype DMFC systems for military customers, including the RF Communications Division of Harris Corporation ("Harris"), a supplier of military communication devices. Pursuant to the initial Harris agreement, MTI Micro delivered prototypes during the first and second quarters of 2003. Under an October 2003 agreement, Harris agreed to purchase next generation DMFC system prototypes from MTI Micro in the second quarter of 2004.

MTI Instruments has three product groups: general gaging, semiconductor and aviation. These product groups provide: portable balancing systems for aircraft engines; electronic, computerized general gaging instruments for position, displacement and vibration applications; and semiconductor products for wafer characterization of semi-insulating and semi-conducting wafers. MTI Instruments' strategy is to continue to enhance and expand its product offerings with the goal of increasing market share and profitability. MTI Instruments' largest customers include the U.S. Air Force and industry leaders in the computer, electronic, semiconductor, automotive, aerospace, aircraft and bioengineering fields.

From inception through December 31, 2003, the Company has incurred net losses of $62.4 million and expects to incur losses as it continues micro fuel cell product development and commercialization programs.

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

America. Note 1 to the consolidated financial statements includes a summary of the Company's most significant accounting policies. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, inventories, securities available for sale and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes that the following are the Company's most critical accounting policies affected by the estimates and assumptions the Company must make in the preparation of its financial statements and related disclosure:

Revenue Recognition

The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, which superceded SAB No. 101, Revenue Recognition in Financial Statements. Product revenue is recognized when there is persuasive evidence of an arrangement, delivery of the product to the customer or distributor has occurred, at which time title generally is passed to the customer or distributor, and the Company has determined that collection of a fixed fee is probable, all of which occur upon shipment of the product. If the product requires installation to be performed by the Company, all revenue related to the product is deferred and recognized upon the completion of the installation.

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

Inventory

Inventory is valued at the lower of cost or market. Judgment is required when the Company writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Impairment of Securities Available for Sale and Equity Holdings

The Company has held interests in companies having operations or technology in areas within its strategic focus, all of which are publicly traded and have highly volatile share prices. The Company records an impairment charge when it believes securities available for sale or equity holdings have experienced a decline in value that is other than temporary. If the Company determines that the decline in value is temporary, unrealized losses, net of income taxes, would be reported as a separate component of shareholders' equity.

Future adverse changes in market conditions or poor operating results of underlying holdings could result in significant losses and an inability to recover the carrying value of the securities available for sale or equity holdings, thereby possibly requiring an impairment charge in the future.

Income Taxes

As part of the process of preparing our consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Included in this assessment is the determination of net operating loss carryforwards. These differences result in a net deferred tax asset. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent that the Company believes that recovery is not likely, it must establish a valuation allowance.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance due to uncertainties related to our ability to utilize certain net deferred tax assets, primarily consisting of net operating losses being carried forward. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. The Company has recorded a $1.836 million valuation allowance against its deferred tax assets of $6.488 million as of December 31, 2003, due to uncertainties related to its ability to utilize certain of these assets. The valuation allowance is based on estimates of the recoverability of certain net operating losses.

Recent Developments

On September 19, 2003, MTI Micro, entered into a strategic alliance agreement with Gillette whereby MTI Micro, Gillette and Gillette's Duracell business unit will seek to jointly develop and commercialize micro fuel cell products to power low-power, hand-held, mass market, high volume, portable consumer devices.

The agreement provides for a multi-year exclusive relationship for the design, development and commercialization of a low-power direct methanol micro fuel cell power system and a compatible fuel refill system. Pursuant to the agreement, MTI Micro will focus on the development of the direct methanol micro fuel cell and Gillette will focus on the development of the fuel refill. In addition, both MTI Micro and Gillette will transfer and license from each other certain intellectual property assets, and both have the ability to earn royalties.

Gillette purchased 1,088,278 shares of MTI Micro common stock at a price of $.92 per share for $1 million pursuant to an equity investment agreement. In addition to the foregoing referenced $1 million investment in MTI Micro common stock, Gillette may make additional investments of up to $4 million subject to agreed milestones. The Company has agreed to invest up to $20 million in MTI Micro before September 19, 2005 if other sources of funding are not available. Immediately prior to the Gillette transaction closing, the Company invested $11 million ($7.4 million in cash and $3.6 million through the conversion of a loan receivable to equity), to develop direct methanol micro fuel cells, of its $20 million commitment in MTI Micro common stock. On October 29, 2003, Jeong Kim, a member of the Board of Directors of MTI Micro, invested $1 million in MTI Micro. The Company's remaining investment guaranty totals $8 million as of December 31, 2003.

Discussion and Analysis of Results of Operations

Results of Operations for the Year Ended December 31, 2003 Compared to December 31, 2002

The following is management's discussion and analysis of certain significant factors, which have affected the Company's results of operations for the year ended December 31, 2003 compared to the year ended December 31, 2002.

Product Revenue

Product revenue in the Test and Measurement Instrumentation segment for 2003 increased by $.185 million, or 3.5%, to $5.547 million. This increase is primarily the result of increased sales to aviation customers of $.115 million reflecting increases related to the fulfillment of orders under two Air Force contracts; increases of $.063 million in semiconductor product sales related to increases in the number of units sold and the sale of one 200 SA unit; and increases in sales to general gaging customers of $.007 million. The general gaging increase consists of increased sales of $.461 million in laser, accumeasure and parts and services products related to the first full year of sales for the MicroTrak II product offset by decreases of $.454 million in OEM and fotonic sensor products resulting from reduced sales to one major OEM customer.

In the Test and Measurement Instrumentation segment, in 2003 the U.S. Air Force accounted for $2.261 million or 40.8% of product revenues; in 2002, the U.S. Air Force accounted for $1.854 million or 34.6% and ASML accounted for $.546 million or 10.2% of product revenues.

The Air Force contracts were finalized during the third and fourth quarters of 2002. Information regarding these contacts is as follows:

(Dollars in thousands, except contract values)
		Revenues	Revenues	Total
		Year ended	Year ended	Orders
Contract	Expiration	12/31/2003	12/31/2002	Received

$8.8 million
Retrofit and
Maintenance
of PBS 4100's	06/20/2008	$ 1,740	$ -	$ 1,753

$3.1 million
PBS units and
Accessory Kits	09/30/2004*	$ 211	$ 811	$ 1,022

* This contract may be extended by the Air Force at their discretion.

Funded Research and Development Revenue

Funded research and development revenue in the New Energy segment for 2003 increased by $.738 million to $2.311 million, a 46.9% increase.

This increase is the result of government contracts moving toward completion as well as the addition of a NYSERDA contract for $.200 million in 2003 and the addition of private company development revenue related to the development and delivery of prototypes which totaled $.375 million in 2003.

Information regarding government contracts included in funded research and development revenue is as follows:
(Dollars in thousands, except contract values)		Revenues	Revenues
		Year ended	Year ended
Contract	Expiration	12/31/2003	12/31/2002

$4.6 million NIST *	09/30/04	$ 1,528	$ 1,278

$200,000 NYSERDA	01/31/04	$ 200	$ -

$500,000 NYSERDA	09/30/03	$ 204	$ 295

* This contract is a joint venture with Dupont. Dupont's share of the contract is $1.3 million.

Cost of Product Revenue

Cost of product revenue in the Test and Measurement Instrumentation segment for the year ended December 31, 2003 decreased by $.046 million or 1.9% to $2.382 million despite a higher sales volume for 2003 as compared to 2002. The 2003 change is primarily attributable to the increase in sales in the semiconductor product group whose gross margins increased to 59% in 2003 from 42% in 2002 due to product mix change to higher margin items.

Gross profit as a percentage of product revenue increased by 2.3% to 57.1% for the year ended December 31, 2003. This increase is primarily attributable to the increase in gross profits as a result of increased margins in the semiconductor products.

Funded Research and Product Development Expenses

Funded research and product development expenses in the New Energy segment increased by $1.203 million or 47% to $3.763 million for the year ended December 31, 2003. The increased costs are primarily attributable to increased development costs related to the NIST contract as it moves toward completion next year and the addition of private company development contracts in 2003.

Unfunded Research and Product Development Expenses

Unfunded research and product development expenses for the year ended December 31, 2003 increased by $.530 million or 13.1% to $4.585 million. This increase reflects a $.425 million increase for the New Energy segment reflecting increased internal development costs directed at commercializing micro fuel cells and a $.105 million increase for the Test and Measurement Instrumentation segment for the development of a new calibrator to complement the PBS product line (aviation), enhancements to this segment's current PBS jet engine balancing and vibration analysis systems design and continued development of this segment's semiconductor products.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the year ended December 31, 2003 totaled $5.837 million, an increase of $.886 million or 17.9%.

These increases are primarily the result of increased staffing levels needed to support business development and technical staff to support the New Energy segment's drive to commercialization, as well as patent filings, business transaction costs, insurance and commissions at the Test and Measurement Instrumentation segment.

Operating Loss

The year ended December 31, 2003 yielded an operating loss of $8.709 million, an increase of $1.650 million from 2002, or 23.4%. This change results primarily from increases in funded and unfunded research and development costs and selling, general and administrative expenses partially offset by increases in gross profits from product revenue in the Test and Measurement Instrumentation segment and funded research and development revenue in the New Energy segment.

Gain (Loss) on Sale of Securities Available for Sale, Net

Results for the year ended December 31, 2003 included a $7.483 million net gain compared to the prior year ended December 31, 2002 $.444 million net loss. The average selling price per share of Plug Power and SatCon common stock was $5.07 and $1.75, respectively, for the year ended December 31, 2003 and the average selling price for Plug Power, SatCon and Beacon Power common stock was $4.60, $1.25 and $0.07, respectively, for the year ended December 31, 2002.

Gain on Sale of Holdings, Net

Results for the year ended December 31, 2002 included a $6.369 million net gain. The average selling price per share of Plug Power and SatCon common stock was $7.77 and $4.28, respectively, for the year ended December 31, 2002.

Impairment Losses

As of December 31, 2003, the Company had sold all securities which have been subject to impairments in the past. For the year ended December 31, 2003 and 2002, the Company recorded impairment charges of $.418 and $8.127 million, respectively, related to available for sale securities ($.418 and $5.652 million, respectively) and equity method investments ($0 and $2.475 million, respectively).

Equity in Holdings' Losses, Net of Tax

Results for the year ended December 31, 2002 included a $6.671 million loss, net of tax from the recognition of the Company's proportionate share of losses in equity holdings. Equity in holdings' losses resulted from the Company's minority ownership in certain companies, which were accounted for under the equity method of accounting. Under the equity method of accounting, the Company's proportionate share of each company's operating losses was included in equity in holdings' losses. Equity in holdings' losses for the year ended December 31, 2002 included the results from the Company's minority ownership in Plug Power and SatCon.

In 2002, equity in holdings' losses included a loss, before taxes, from Plug Power of $10.111 million and from SatCon of $1.110 million. SatCon was accounted for on a one-quarter lag until the accounting was changed to fair value from the equity method on July 1, 2002. Plug Power was accounted for under the equity method until the accounting was changed on December 20, 2002 to fair value. As of December 31, 2002, interests in Plug Power and SatCon are carried at fair value, designated as available for sale, and any unrealized gains and losses are included in stockholders' equity as a component of accumulated other comprehensive income (loss).

Income Tax Benefit

The tax rate for the year ended December 31, 2003 was 39% compared to the rate for the year ended December 31, 2002 of 41%. These tax rates are primarily due to losses generated by operations and the $.692 million change in valuation allowance in 2002. The valuation allowance at December 31, 2003 and 2002 was $1.836 million. The Company determined that it was more likely than not that the ultimate recognition of certain deferred tax assets would not be realized. Further, as a result of ownership changes in 1996, the availability of $1.467 million of net operating loss carry-forwards to offset future taxable income will be limited pursuant to the Internal Revenue Code.

Results of Operations for Year Ended December 31, 2002 Compared to the Year Ended September 30, 2001

The following is management's discussion and analysis of certain significant factors, which have affected the Company's results of operations for the year ended December 31, 2002 compared to the fiscal year ended September 30, 2001.

Product Revenue

Product revenue in the Test and Measurement Instrumentation segment for 2002 totaled $5.362 million compared to $7.298 million for 2001, a decrease of $1.936 million, or 26.5%. This decrease was primarily the result of decreased sales of OEM products of $3.103 million and decreases in other product lines of $.160 million offset by increased sales to PBS customers of $1.327 million. The reduction in OEM products revenues reflects the downturn in markets served by MTI Instruments' customers. This decrease in revenues also reflects a decrease in sales to one major OEM customer to $.546 million in 2002 from $3.616 million in 2001.

In the Test and Measurement Instrumentation segment, in 2002, one customer accounted for $1.854 million or 34.6% of product revenues and a second customer accounted for $.546 million or 10.2% of product revenues; in 2001, one customer accounted for $3.616 million or 49.5% of product revenues.

Funded Research and Development Revenue

Funded research and development revenue in the New Energy segment was $1.573 million for 2002. These amounts reflect billings and amounts to be billed under government contracts for the research and development of micro fuel cells for use in portable electronics. Billings under these contracts commenced in December 2001.

Cost of Product Revenue

Cost of product revenue in the Test and Measurement Instrumentation segment for 2002 decreased by $.722 million or 22.9% from $3.150 million for 2001 to $2.428 million. The decrease was primarily due to decreased sales. Gross profit from product revenue decreased to 54.7% of product revenue for 2002 from 56.8% of product revenue for 2001. Gross profits decreased for 2002 due to higher overhead absorption resulting from decreased sales levels in 2002.

Funded Research and Product Development Expenses

Funded research and product development expenses in the New Energy segment were $2.560 million for 2002. These costs are attributable to funded research and product development expenses from government programs.

Unfunded Research and Product Development Expenses

Unfunded research and product development expenses increased by $.371 million or 10.1% to $4.055 million for 2002 from $3.684 million for 2001. This increase reflects a $.343 million reduction in product development costs in the Test and Measurement Instrumentation segment due to reduced spending on development projects and increased costs in the New Energy segment of $.714 million for micro fuel cell development costs related to MTI Micro moving toward commercialization.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased $1.208 million to $4.951 million for 2002 as compared to $6.159 million for 2001, a 19.6% decrease. This decrease was primarily the result of compensating MTI Micro employees with stock incentives rather than cash bonuses.

Operating Loss

Operating loss increased by $1.364 million to an operating loss of $7.059 million for 2002 as compared to $5.695 million for 2001, a 24% increase. This increased loss was primarily from decreases in gross profits at MTI Instruments and increased spending on DMFC research and development at MTI Micro.

Derivative (Losses) Gains

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

Gain (Loss) on Sale of Securities Available for Sale, Net

Results for the year ended December 31, 2002 included a $.444 million net loss on the sale of securities available for sale. This loss included a $.440 million net loss on the sale of Beacon Power common stock. The average selling price per share of Plug Power, SatCon and Beacon common stock was $4.60, $1.25 and $0.07, respectively, for the year ended December 31, 2002.

Gain on Sale of Holdings, Net

Results for 2002 included a $6.369 million net gain on the sale of holdings compared to 2001, which included a $28.838 million net gain. The average selling price per share of Plug Power was $7.77 in 2002 compared to $20.89 in 2001. The average selling price per share of SatCon common stock was $4.28 in 2002. The net gain on sales of holdings was reduced by $22.469 million as a result of lower sales values for securities in 2002 compared to 2001.

Gain on Exchange of Securities

Results for 2002 included an $8.006 million gain on the exchange of 8 million shares of the Company's common stock owned by FAC for 2,721,088 shares of Plug Power common stock owned by the Company.

As a condition of the exchange, on December 20, 2002, FAC agreed not to sell its remaining shares of the Company's common stock for two years.

Impairment Losses

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

Interest Expense

Results during 2002 and 2001 were affected by interest expense of $.046 million and $1.970 million, respectively. The decrease in expense resulted from decreases in the amount of debt outstanding and prime interest rate reductions.

Equity in Holdings' Losses, Net of Tax

In 2002 and 2001, the Company recorded a $6.671 million and $17.072 million loss, net of tax, respectively, from the recognition of the Company's proportionate share of losses in equity holdings. Equity in holdings' losses results from the Company's minority ownership in certain companies, which were accounted for under the equity method of accounting. Under the equity method of accounting, the Company's proportionate share of each company's operating losses and amortization of the Company's net excess investment over its equity in each company's net assets is included in equity in holdings' losses. As a result of adopting SFAS No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, the Company no longer amortizes the goodwill associated with its equity holdings in SatCon. Equity in holdings' losses for 2002 and 2001 includes the results from the Company's minority ownership in Plug Power and SatCon. Effective July 1, 2002, the Company's holdings in SatCon and as of December 20, 2002, the Company's holdings in Plug Power are accounted for using the fair value method as set forth in SFAS No. 115, Accounting for Certain Debt and Equity Securities. The Company is no longer required to record its share of any losses from SatCon or Plug Power and the holdings are carried at fair value, designated as available for sale, and any unrealized holding gains and losses are included in stockholders' equity as a component of accumulated other comprehensive income (loss).

Equity in holdings' losses included a loss, before taxes, from Plug Power of $10.111 million for 2002 compared to $22.101 million for 2001. The decrease was a combination of Plug Power's reduction in net losses for 2002 compared to 2001 combined with the Company's decrease in ownership of Plug Power since 2001. Equity in holdings' losses, before taxes, for 2002 also included our proportionate share of losses from SatCon of $1.110 million compared to $1.938 million for 2001; and embedded difference (the difference between the carrying value of the Company's holdings and its interest in the underlying equity) amortization of $0 for 2002 compared to $2.755 million for 2001. SatCon was accounted for on a one-quarter lag until the accounting was changed to fair value from the equity method on July 1, 2002 and includes results of SatCon through

June 29, 2002. Plug Power was accounted for under the equity method until the accounting was changed on December 20, 2002 to fair value method and included results of Plug Power through December 20, 2002.

Cumulative Effects of Changes in Accounting Principles, Net of Tax

As of October 1, 2000, the Company recorded a $6.110 million unrealized gain, net of tax, from the adoption of SFAS No. 133 Accounting for Derivative Instruments and Hedging Activities. On June 30, 2001, the Company began accounting for warrants to purchase the Company's common stock designated as a liability in accordance with EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, and, therefore, recorded a cumulative unrealized gain, net of tax, of $1.468 million.

Income Tax Benefit (Expense)

The tax rate for 2002 was 41% compared to the rate for 2001 of (36) %. These tax rates are primarily due to losses generated by operations. The valuation allowance at December 31, 2002 was $1.836 million and at December 31, 2001 was $1.144 million. During 2002, the valuation allowance was increased through the consolidated statement of operations by $.692 million. The Company determined that it was more likely than not that the ultimate recognition of certain deferred tax assets would not be realized.

Further, as a result of ownership changes in 1996, the availability of $1.920 million of net operating loss carryforwards to offset future taxable income will be limited pursuant to the Internal Revenue Code.

Results of Operations for the Three months ended December 31, 2001 in comparison with the three months ended December 31, 2000

Recent Developments

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

Product Revenue

Product revenue in the Test and Measurement Instrumentation segment for the three months ended December 31, 2001 totaled $1.246 million compared to $1.638 million for the same period in the prior year, a decrease of

$.392 million, or 23.9%. This decrease in sales was primarily the result of decreased sales to OEM customers partially offset by increases in engine balancing and semiconductor sales.

Funded Research and Development Revenue

Funded research and development revenue in the New Energy segment was $.090 million for the three months ended December 31, 2001. This amount reflected the commencement of billings under the Advanced Technology Program ("ATP") of the National Institute of Standards and Technology ("NIST") contract to research and develop a micro fuel cell for use in portable electronics.

Cost of Product Revenue

Cost of product revenue in the Test and Measurement Instrumentation segment for the three months ended December 31, 2001 decreased by $.027 million or 3.8% from $.715 million for the same period in the prior year to $.688 million. The decrease was primarily due to decreased sales. Gross profit from product revenue decreased to 44.8% of product revenue for the three months ended December 31, 2001 from 56.3% of product revenue for the same period in the prior year. Gross profits decreased for the three months ended December 31, 2001 due to higher overhead absorption resulting from decreased sales levels.

Funded Research and Product Development Expenses

Funded research and product development expenses in the New Energy segment were $.187 million for the three months ended December 31, 2001. These costs were attributable to funded research and product development expenses from the NIST ATP Program.

Unfunded Research and Product Development Expenses

Unfunded research and product development expenses increased by $.428 million or 96% to $.874 million for the three months ended December 31, 2001 from $.446 million for the same period in the prior year. These increases reflected the Company's commitment to developing its micro fuel cell business.

Selling, General and Administrative Expenses

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

Operating Loss

Operating loss increased $.726 million to an operating loss of $1.770 million for the three months ended December 31, 2001 as compared to $1.044 million for the same period in the prior year, a 69.5% increase. This increase resulted from increased expenses for administration and research and product development costs at the New Energy segment and decreases in gross profits at the Test and Measurement Instrumentation segment.

Cumulative Effect of Change in Accounting Principle, Net of Tax

As of October 1, 2000, the Company recorded a $6.110 million unrealized gain, net of tax, from the adoption of SFAS No. 133,

Accounting for Derivative Instruments and Hedging Activities.

Derivative (Losses) Gains

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

Impairment Losses

For the three months ended December 31, 2001, the Company recorded a $15.433 million charge for impairment losses for other than temporary decline in the value of certain available for sale securities ($9.643 million) and equity method investments ($5.790 million).

Interest Expense

Results during the three months ended December 31, 2001 were affected by interest expense of $.015 million compared to $.717 million for the same period in the prior year. The decrease in expense for the three month period resulted from decreases in the amount of debt outstanding and prime interest rate since last year.

Equity in Holdings' Losses, Net of Tax

In the three months ended December 31, 2001, the Company recorded a $3.316 million loss, net of tax, from the recognition of the Company's proportionate share of losses in equity holdings compared to $4.872 million, net of tax, for the comparable period in the prior year.

Equity in holdings' losses resulted from the Company's minority ownership in certain companies, which were accounted for under the equity method of accounting. Under the equity method of accounting, the Company's proportionate share of each company's operating losses and amortization of the Company's net excess investment over its equity in each company's net assets were included in equity in holdings' losses. Equity in holdings' losses for the three months ended December 31, 2001 and 2000 included the results from the Company's minority ownership in Plug Power and SatCon. The Company expects these companies to continue to invest in development of their products and services, and to recognize operating losses, which will result in future charges recorded by the Company to reflect its proportionate share of such losses.

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

Liquidity and Capital Resources

The Company has incurred significant losses as it continues to fund MTI Micro's DMFC product development and commercialization. The Company expects that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, gains on sales of securities available for sale, the operating results of MTI Instruments and MTI Micro, the availability of equity financing, the ability to attract government funding resources to offset research and development costs and the number of prototypes produced. As of December 31, 2003, the Company had an accumulated deficit of $62.433 million. During the year ended December 31, 2003, the Company's results of operations resulted in a net loss of $.559 million and used cash in operating activities totaling $7.652 million. This cash use in 2003 was funded primarily by proceeds from the sale of securities available for sale which totaled $11.654 million. The Company expects to continue to incur losses as it develops and commercializes DMFCs and it expects to continue funding its operations from the sales of securities available for sale, government program funding and proceeds from the January 2004 private placement, in each case unless other sources of funding can be found. The Company expects to spend approximately $10.9 million on research and development of micro fuel cells and $1.2 million in research and development on MTI Instruments' products in 2004.

The Company anticipates that it will be able to meet the liquidity needs of its continuing operations for 2004 from current cash resources, sale of securities available for sale and equity financings. However, there can be no assurance that the Company will not require additional financing within this time frame or that any additional financing will be available to the Company on terms acceptable to the Company, if at all. Cash used in operations is expected to total approximately $14.4 million for 2004. Further, cash used for capital expenditures is expected to total approximately $3.0 million in 2004. Capital expenditures for 2004 will consist of purchases for facility expansion, furniture, computer equipment, software and manufacturing and laboratory equipment. The Company should have adequate resources to fund operations and capital expenditures for 2004 and 2005 based on current cash and cash equivalents, proceeds from the January 2004 private placement, current cash flow and revenue projections and the potential sale of unrestricted available for sale securities at current market values. Proceeds from the sale of securities available for sale are subject to fluctuations in the market value of Plug Power as well as limitations on the ability to sell shares arising from the escrow of 3,000,000 shares in connection with the Fletcher right to purchase Plug Power common stock in June 2005, subject to the terms of the agreement with Fletcher. The Company may also seek to provide additional resources through an equity offering. Additional government revenues and

Fletcher's exercise of additional investment rights totaling up to an additional $26 million could also provide additional resources. The Company anticipates that it will have to raise additional equity capital to fund its long-term business plan, regardless of whether Fletcher exercises any or all of its additional investment rights.

On December 17, 2001 the Company entered into a plan under Rule 10b5-1 (the "Plan") pursuant to which the Company would sell shares of Plug Power. The Plan provided for the sale of up to 2 million shares of Plug Power during calendar 2003. In accordance with the Plan, the Company sold 1.5 million shares of Plug Power through September 30, 2003 and sold an additional .5 million shares under Rule 144 for a total of 2 million shares. Pursuant to the terms of the Plan, the Company terminated the Plan in August 2003.

Future sales of Plug Power securities will generate taxable income or loss which is different from book income or loss due to the tax bases in these assets being significantly different from their book bases. Book and tax bases as of December 31, 2003 are as follows:

		Average	Average
Security	Shares Held	Book Cost Basis	Tax Basis
Plug Power	6,073,227	$1.78	$0.96

As of December 31, 2003, the Company owned 6,073,227 common shares of Plug Power. In connection with the private placement the Company has placed 3,000,000 of its Plug Power shares in escrow and Fletcher may have the right to purchase those shares, potentially at a discount. Plug Power stock is currently traded on the Nasdaq National Market and is therefore subject to stock market conditions. When acquired, these securities were unregistered. Plug Power securities are considered "restricted securities" as defined in Rule 144 and may be sold in the future without registration under the Securities Act subject to compliance with the provisions of Rule 144.

Working capital was $42.426 million at December 31, 2003, a $5.745 million increase from $36.681 million at December 31, 2002. This increase is primarily the result of a $5.060 million increase in cash and cash equivalents.

At December 31, 2003, the Company's order backlog was $.447 million, compared to $.446 million at December 31, 2002.

Inventory and accounts receivable (from product revenues) turnover ratios and their changes for the last two annual periods are as follows:
	Year Ended	Year Ended
	Dec. 31,	Dec. 31,
	2003	2002	Change
Inventory	1.7	1.7	-
Accounts receivable (for product revenues)	8.3	8.5	(.2)

The change in the accounts receivable turnover ratio was the result of the level and timing of sales. The Test and Measurement Instrumentation segment had a significantly lower monthly sales volume in December 2003 compared to December 2002, but only a marginally higher year to date sales level in 2003 compared to 2002.

Cash flow used by operating activities excluding discontinued operations was $7.673 million in 2003 compared with $6.272 million in 2002. This cash use increase of $1.401 million reflects increases in cash expenditures to fund New Energy segment operations' growth, partially offset by balance sheet changes which reflect the timing of cash payments and receipts.

Capital expenditures were $1.070 million in 2003, an increase of $.543 million from the prior year. Capital expenditures in 2003 included furniture, computer equipment, facility expansion, software, and manufacturing and laboratory equipment. Outstanding commitments for capital expenditures as of December 31, 2003 totaled $.082 million and include expenditures for laboratory equipment and tooling. The Company expects to finance these expenditures with current cash and cash equivalents, the sale of available for sale securities and equity financing.

On January 29, 2004 the Company consummated a private placement to Fletcher International, Ltd. of $10 million of its common stock and certain additional investment rights, as more fully described under the "Subsequent Events - Private Placement" caption contained in Part I, Item 1 of this Form 10-K.

During 2003 the Company sold two million shares of Plug Power common stock with proceeds totaling $10.251 million and net gains totaling $6.698 million and 773,600 shares of SatCon common stock with proceeds totaling $1.403 million and net gains totaling $.785 million. These proceeds reflect the Company's previously announced strategy to raise additional capital through the sale of securities available for sale in order to fund its micro fuel cell operations. Taxes on the net gains are expected to be offset by the Company's operating losses. As of December 31, 2003, the Company estimates its remaining net operating loss carryforwards to be approximately $14.393 million.

On October 8, 2003, the Company announced an agreement between MTI Micro and Harris Corporation that builds on work completed under an earlier project and advances their joint development of micro fuel cell systems for portable military communications equipment. During 2004, the Company expects to receive $.150 million in connection with the completion of this contract.

On October 1, 2003, MTI Micro and its partners began the third and final year of a $4.6 million Advanced Technology Program ("ATP") of the National Institute of Standards and Technology ("NIST"). The award is to carry out a two-and-a-half-year, $9.3 million cost-shared program to research and develop a micro fuel cell for use in portable electronics. The program began October 1, 2001 and, during 2004, the Company expects to receive $.637 million in NIST grant receipts.

Contractual Obligations

Contractual obligations as of December 31, 2003, under agreements with non-cancelable terms are as follows:
	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations (A), (B):
Operating leases	$2,691	$ 5	$ 832	$ -	$1,854
Purchase obligations	1,236	384	847	5
License obligations (C), (D)	600	150	450	-	-
Other long-term
liabilities recorded
on the balance sheet	24	-	24	-	-
Total	$4,551	$ 539	$2,153	$ 5	$1,854

(A) The Company has a remaining investment guaranty to MTI Micro of $8 million as of December 31, 2003 (see Note 19 to the Consolidated Financial Statements referred to in Item 8).

(B) As of March 5, 2004, the Company anticipates issuing 341,000 options associated with the successful completion of its stock option exchange offer (see Note 13 to the Consolidated Financial Statements referred to in Item 8).

(C) Once products are sold under the LANL license agreement; royalties will be based on 2% of the first $50 million of net sales, 1% on net sales in excess of $50 million but less than $100 million and .5% on net sales in excess of $100 million. License payments made in any year can be applied against royalties due and total annual fees in any year shall not exceed $1 million.

(D) Under the Strategic Alliance Agreement (the "Agreement") with Gillette, if MTI Micro sells fuel refills in the target market after its exclusivity obligations have expired, then MTI Micro will be required to pay Gillette royalties as defined in the Agreement. The Agreement is subject to confidential treatment as filed with the SEC.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign exchange rates or weak economic conditions in foreign markets. Since our sales are currently priced in U.S. dollars and are translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. Interest income is sensitive to changes in the general level of U.S. interest rates, particularly since our investments are in short-term instruments. Based on the nature of our investments, however, we have concluded that there is no material market risk exposure.

Market risk represents the risk of changes in value of a financial instrument caused by fluctuations in interest rates and equity prices.

The Company has performed a sensitivity analysis on its holdings of Plug Power and SatCon common stock and its derivative financial instruments (warrants to purchase SatCon common stock). The sensitivity analysis presents the hypothetical change in fair value of the Company's holdings as of the balance sheet date. Market risk is estimated as the potential change in fair value resulting from an immediate hypothetical one-percentage point parallel shift in the yield curve. The fair values of the Company's holdings in marketable securities have been based on quoted market prices and its derivative financial instruments based on estimates using valuation techniques.

The Company's holdings in Plug Power and SatCon are accounted for at fair value, and derivative financial instruments are accounted for at estimated values. The fair market and estimated values of the Company's holdings in these companies and derivatives and the calculated impact of a market price decrease of ten percent, is as follows:
	Holdings/	Estimated	Ten Percent
Balance at	Derivatives	Fair Market Value	Market Decrease
December 31, 2003	Plug Power	$ 44.031 million	$ 4.403 million

December 31, 2002	Plug Power	$ 36.249 million	$ 3.625 million
″	SatCon	$ 1.083 million	$ .108 million
″	Derivatives	$ .006 million	$ .001 million

Market risk has increased and equity prices have increased in 2003 but were depressed in 2002 due to the slowing of the U.S. economy, the war on terrorism initiated after the terrorist attacks on September 11, 2001 and the war in Iraq.

New Accounting Pronouncements

Effect of Recent Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 143, Accounting for Asset Retirement Obligation. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, an entity capitalizes a cost by increasing the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. This Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describes their applicability under changed conditions and is effective for fiscal years beginning after May 15, 2002. The adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force ("EITF") Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement is effective for exit and disposal activities initiated after December 31, 2002. The adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statement Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 ("FIN 45"). FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 covers guarantee contracts that have any of the following four characteristics:

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

In November 2002, the EITF issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, effective for arrangements entered into after June 15, 2003. This Issue defines units of accounting for arrangements with multiple deliverables resulting in revenue being allocated over the units of accounting for revenue recognition purposes. The adoption of this Issue did not have a material impact on the Company's consolidated financial statements.

In January 2003, FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements apply to variable interest entities at the end of the first reporting period that ends after March 15, 2004. Certain of the disclosure requirements apply in all financial statements initially issued after December 15, 2003, regardless of the date on which the variable interest entity was created. The adoption of this Statement is not expected to have a material impact on the Company's consolidated financial statements.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements filed herewith are set forth on the Index to

Consolidated Financial Statements on Page F-1 of the separate financial section, which follows page 65 of this report and are incorporated herein by reference.

Selected Quarterly Financial Data

(Unaudited and in 000's except per share amounts)
	1st	2nd	3rd	4th
2003
Product revenue	$ 1,283	$ 1,423	$ 1,598	$1,243
Funded research and development	522	590	310	889
Gross profit - product revenue	728	865	843	729
Gross loss - funded research and development	(298)	(213)	(569)	(372)
Loss income from continuing operations	(63)	(399)	(923)	(1,033)
Income from discontinued operations	-	13	-	-
Net (loss) income	(63)	(386)	923	(1,033)

(Loss) Earnings per Share (Basic and Diluted):
(Loss) income from continuing operations	(.00)	(.01)	.03	(.04)
Income from discontinued operations	-	-	-	-
Net (loss) earnings	(.00)	(.01)	.03	(.04)

2002
Product revenue	$ 590	$ 1,595	$ 1,018	$2,159
Funded research and development	172	385	489	527
Gross profit - product revenue	178	757	565	1,434
Gross loss - funded research and development	(173)	(287)	(272)	(255)
(Loss) income from continuing operations	(5,256)	(5,956)	(4,542)	8,568
Income (loss) from discontinued operations	-	-	379	(154)
Net (loss) income	(5,256)	(5,956)	(4,163)	8,414
(Loss) Earnings per Share (Basic and Diluted):
(Loss) income from continuing operations	(.15)	(.17)	(.13)	.24
Income from discontinued operations	-	-	.01	-
Net (loss) earnings	(.15)	(.17)	(.12)	.24

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A: CONTROLS AND PROCEDURES

(a) Evaluations of Disclosure Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation under the supervision and with participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the

Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.

(b) Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information with respect to directors and executive officers under this item is incorporated herein by reference to the information set forth under the sections entitled "Election of Directors" and "Executive Officers of the Corporation" in our proxy statement for our 2004 Annual Meeting of Stockholders. Information relating to certain filings on Forms 3, 4 and 5 is contained in our 2004 proxy statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance".

The Company will provide to any person without charge, upon request, a copy of the Company's Code of Ethics applicable to all employees, officers and directors of the Company. Requests should be made in writing and sent to MTI Investor Relations, 431 New Karner Road, Albany, New York 12205.

ITEM 11: EXECUTIVE COMPENSATION

The information required under this item is incorporated herein by reference to the section entitled "Compensation of Executive Officers" in our 2004 proxy statement.

The sections entitled "Compensation Committee Report on Executive Compensation" and "Comparative Stock Performance Graph" in our 2004 proxy statement are not incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND

MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required under this item is incorporated herein by reference to the sections entitled "Security Ownership of Certain Beneficial Owners and Management" and "Securities Authorized for Issuance Under Equity Compensation Plans" in our 2004 proxy statement.

Stock Option Plans

As of December 31, 2003, the Company has two stock option plans. See Note 13 to the Consolidated Financial Statements referred to in Item 8 for a description of these plans. The following table presents information regarding these plans:
	Number of Securities To Be		Number of Securities
	Issued Upon Exercise of	Weighted Average Exercise	Remaining Available for
	Outstanding	Price of Outstanding	Future Issuance Under
Plan Category	Options, Warrants, Rights(1)	Options, Warrants, Rights	Equity Compensation Plans
Equity compensation plans approved by security holders	2,875,150	$3.29	3,703,582

(1)Under both the 1996 and 1999 plans, the securities available under the plans for issuance and issuable pursuant to exercises of outstanding options may be adjusted in the event of a change in outstanding stock by reason of stock dividend, stock splits, reverse stock splits, etc.

The 1996 plan also provides for increases to securities available by 10% of any increase in shares outstanding, excluding shares issued under option plans.

On October 30, 2003, the Company made an option exchange offer to its employees and directors. Pursuant to this offer, 757,000 options with exercise prices of $10.00 or more per share were tendered for exchange, and accepted by the Company and canceled in December 2003. In accordance with the offer, the Company expects that it will issue options for 341,000 shares to its officers and directors in June or July, 2004.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required under this item is incorporated herein by reference to the section entitled "Certain Relationships and Related Party Transactions" in our 2004 proxy statement.

Item 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required under this item is incorporated herein by reference to the section entitled "Independent Auditor Fees and Other Matters" in our 2004 proxy statement.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON

FORM 8-K

  (1) The financial statements filed herewith are set forth on the Index to Consolidated Financial Statements on page F-1 of the separate financial section which accompanies this Report, which is incorporated herein by reference.

(a) (2) Schedule. The following consolidated financial statement schedule for the years ended December 31, 2003 and 2002, the three month period ended December 31, 2001 and the year ended September 30, 2001 is included pursuant to Item 15(d):

Report of Independent Accountants on Financial Statements Schedule;

Schedule II- Valuation and Qualifying Accounts.

All other financial statement schedules not listed have been omitted because they are either not required, not applicable, or the information has been included elsewhere in the consolidated financial statements or notes thereto.

(a) (3) Exhibits. The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K.

(b) One report on Form 8-K was filed during the quarter ended December 31, 2003. The report was dated October 22, 2003 regarding the Company's press release issued October 22, 2003 announcing its financial results for the quarter ended September 30, 2003.

One report on Form 8-K was filed during the quarter ending March 31, 2004. The report was dated January 27, 2004 regarding the Company's private placement transaction with Fletcher International, Ltd.

One report on Form 8-K/A, dated January 16, 2004, was filed during the quarter ending March 31, 2004. The report amended a Form 8-K originally filed on September 22, 2003.

The following exhibits are filed as part of this Report:

Exhibit
Number	Description

3.1	Certificate of Incorporation of the registrant, as amended and restated and amended. (4)(10)(13)

3.2	By-Laws of the registrant, as restated. (4)

4.1	Form of Certificate of Additional Investment Rights to be issued to Fletcher International, Ltd. (18)

10.1	Mechanical Technology Incorporated Restricted Stock Incentive Plan. Filed as Exhibit 28.1 to the registrant's Form S-8 Registration Statement No. 33-26326 and incorporated herein by reference. (1)

Exhibit
Number	Description

10.14

Mechanical Technology Incorporated Stock Incentive Plan - included as Appendix A to the registrant's Proxy Statement, filed pursuant to Regulation 14A, for its December 20, 1996 Special Meeting of Shareholders and incorporated herein by reference. (2)

10.20	Asset Purchase Agreement, dated as of September 22, 1997, between Mechanical Technology, Incorporated and Noonan Machine Company. (3)

10.21	Asset Purchase Agreement between Mechanical Technology and NYFM, Incorporated, dated as of March 31, 1998. (5)

10.30	Mechanical Technology Incorporated 1999 Employee Stock Incentive Plan. (6)

10.32	Stock Purchase Agreement, dated October 1, 1999, between the registrant, Ling Electronics, Inc., Ling Electronics, Ltd. and SatCon Technology Corporation. (8)

10.33	Securities Purchase Agreement, dated October 21, 1999, between the registrant and SatCon Technology Corporation.(8)

10.34	Mechanical Technology Incorporated Registration Rights Agreement, dated October 21, 1999, between the registrant and SatCon Technology Corporation. (8)

10.36	Mechanical Technology Incorporated Stock Purchase Warrant dated October 21, 1999. (8)

10.37	SatCon Technology Corporation Stock Purchase Warrant dated October 21, 1999. (8)

10.38	Lease dated August 10, 1999 between Carl E. Touhey and Mechanical Technology, Inc. (8)

10.39	Registration Rights Agreement, dated November 1, 1999 by and among Plug Power Inc. and the registrant. (8)

10.41	Mechanical Technology Incorporated Stock Purchase Warrant dated January 31, 2000. (9)

10.42	SatCon Technology Corporation Stock Purchase Warrant dated January 31, 2000. (9)

10.43	Lease dated April 2, 2001 between Kingfischer L.L.C. and Mechanical Technology Inc. (14)

10.44	First Amendment to lease dated March 13, 2003 between Kingfischer L.L.C. and Mechanical Technology Inc. (16)

10.104	Credit Agreement, dated as of November 1, 1999, between the registrant and KeyBank National Association for a $22.5 million term loan to finance a capital contribution to Plug Power, LLC. (7)

Exhibit
Number	Description

10.105

Stock Pledge Agreement, dated as of November 1, 1999, by the registrant with KeyBank National Association pledging 13,704,315 shares of Plug Power stock in support of the $22.5 million credit agreement. (7)

10.106	Amended and Restated Credit Agreement, dated as of March 29, 2000, between the registrant and KeyBank National Association for a $50 million revolving note. (11)

10.107	Revolving Note, dated as of March 29, 2000, between the registrant and KeyBank National Association for the $50 million credit agreement. (11)

10.108

Amended and Restated Stock Pledge Agreement, dated as of March 29, 2000, by The registrant and KeyBank National Association pledging 2,000,000 shares of Plug Power stock in support of the $50 million credit agreement. (11)

10.109	Amendment dated as of October 1, 2000 to the Amended and Restated Credit Agreement originally dated as of March 29, 2000 between the registrant and KeyBank National Association. (12)

10.110	Waiver and Amendment dated as of December 27, 2000 to the Amended and Restated Credit Agreement originally dated as of March 29, 2000 between the registrant and KeyBank National Association. (12)

10.111

Amendment dated December 27, 2000 to the Stock Pledge Agreement, dated as of March 29, 2000, by the registrant with KeyBank National Association pledging 8,000,000 shares of Plug Power Stock in support of Amended $30 million Credit Agreement. (12)

10.112	Put and Call Agreement dated as of December 27, 2000, between the registrant, First Albany Companies Inc. and KeyBank. (12)

10.113	Bridge Promissory Note in the amount of $5 million, dated as of December 27, 2000 between the registrant and First Albany Companies Inc. (12)

10.114	Put Promissory Note in the amount of $945,000, dated as of December 27, 2000, between the registrant and First Albany Companies Inc. (12)

10.115

Stock Pledge Agreement, dated as of December 27, 2000, by registrant with First Albany Companies Inc. pledging 1,000,000 shares of Plug Power Stock in support of the $5 million Bridge Promissory Note. (12)

10.116	Stock Pledge Agreement, dated as of December 27, 2000, by registrant with First Albany Companies Inc. pledging 200,000 shares of Plug Power Stock in support of the $945,000 Put Promissory Note. (12)

Exhibit
Number	Description

10.117	Account Control Agreement, dated as of December 22, 2000, by registrant, KeyBank, and McDonald Investments Inc. (12)

10.118	Exchange Agreement dated December 20, 2002 by and between First Albany Companies Inc. and Mechanical Technology Incorporated. (15)

10.119	Strategic Alliance Agreement, dated as of September 19, 2003, between The Gillette Company and MTI MicroFuel Cells Inc. (portions omitted pursuant to pending confidential treatment request). (17)

10.120	Funding Agreement, dated as of September 19, 2003, between the registrant and The Gillette Company (portions omitted pursuant to pending confidential treatment request). (17)

10.121	Agreement, dated January 26, 2004, between Mechanical Technology Inc. and Fletcher International, Ltd. (18)

14.1	Code of Ethics.

21	Subsidiaries of the registrant.

23	Consent of independent accountants.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Dale W. Church.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Cynthia A. Scheuer.

32.1	Section 1350 Certification of Dale W. Church.

32.2	Section 1350 Certification of Cynthia A. Scheuer.

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

  Filed as an Exhibit to the registrant's Proxy Statement, Schedule 14A, dated February 13, 1999.

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
  Filed as an Exhibit to the registrant's Form 13-D/A Report dated January 3, 2003.
  Filed as an Exhibit to the registrant's Form 10-K Report for the year ended December 31, 2002.
  Filed as an Exhibit to the registrant's Form 10-Q Report for its fiscal quarter ended September 30, 2003.
  Filed as an Exhibit to the registrant's Form 8-K Report dated January 27, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MECHANICAL TECHNOLOGY INCORPORATED

Date: March 10, 2004	By: /s/ Dale W. Church
Dale W. Church
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE

/s/ Dale W. Church Dale W. Church	Chief Executive Officer and Chairman of the Board of Directors	March 10, 2004

/s/ Cynthia A. Scheuer Cynthia A. Scheuer	Chief Financial Officer (Principal Financial and Accounting Officer)	"

/s/ Edward A. Dohring Edward A. Dohring	Director	"

/s/ David B. Eisenhaure David B. Eisenhaure	Director	"

/s/ Steven N. Fischer Steven N. Fischer	Director	"

/s/ E. Dennis O'Connor E. Dennis O'Connor	Director	"

/s/ Walter L. Robb Dr. Walter L. Robb	Director	"

/s/ Beno Sternlicht Dr. Beno Sternlicht	Director	"

REPORT OF INDEPENDENT AUDITORS

ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders

of Mechanical Technology Incorporated

Our audits of the consolidated financial statements referred to in our report dated February 13, 2004, appearing on page F-2 of this Form 10-K of Mechanical Technology Incorporated, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP

Albany, New York

February 13, 2004

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(DOLLARS IN THOUSANDS)

Description	Balance at beginning of period	Additions Charged to Charged costs and to other expenses accounts		Deductions	Balance at end of period

Allowance for doubtful accounts (accounts receivable)
Year ended
December 31, 2003	$ -	$ -	$ -	$ -	$ -
Year ended
December 31, 2002	-	-	-	-	-
Three months ended
December 31, 2001	-	-	-	-	-
Year ended
September 30, 2001	-	-	-	-	-

Allowance for doubtful accounts (notes receivable)
Year ended
December 31, 2003	$ 660	$ -	$ -	$ -	$ 660
Year ended
December 31, 2002	660	-	-	-	660
Three months ended
December 31, 2001	660	-	-	-	660
Year ended
September 30, 2001	910	-	-	250	660

Includes accounts written off as uncollectible, recoveries and the effect of currency exchange rates.

Valuation allowance for deferred tax assets
Year ended
December 31, 2003	$1,836	$ -	$ -	$ -	$1,836
Year ended
December 31, 2002	1,144	692	-	-	1,836
Three months ended
December 31, 2001	1,144	-	-	-	1,144
Year ended
September 30, 2001	1,144	-	-	-	1,144

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Auditors	F-2

Consolidated Financial Statements:

Balance Sheets as of December 31, 2003 and 2002	F-3 - F-4

Statements of Operations for the Years Ended December 31,
2003 and 2002, Three Months Ended December 31, 2001 and
the Year Ended September 30, 2001	F-5

Statements of Shareholders' Equity and Comprehensive
Income (Loss) for the Years Ended December 31, 2003 and
2002, Three Months Ended December 31, 2001 and the Year
Ended September 30, 2001	F-6

Statements of Cash Flows for the Years Ended December 31,
2003 and 2002, Three Months Ended December 31, 2001 and
the Year Ended September 30, 2001	F-7

Notes to Consolidated Financial Statements	F-8 - F-48

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders

of Mechanical Technology Incorporated

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Mechanical Technology Incorporated at December 31, 2003 and 2002, and the results of their operations and their cash flows for the years ended December 31, 2003 and 2002, the three month period ended December 31, 2001, and for the year ended September 30, 2001, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, Emerging Issues Task Force Issue 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in a Company's own Stock on June 30, 2001, and Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities on October 1, 2000. Additionally, as discussed in Note 1, the Company changed its method of accounting for its investments in Plug Power Inc. and SatCon Technology Corporation on December 20, 2002 and July 1, 2002, respectively.

/s/PricewaterhouseCoopers LLP

Albany, New York

February 13, 2004

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002
	(Dollars in thousands)
	2003	2002
Assets
Current Assets:
Cash and cash equivalents	$12,380	$ 7,320
Securities available for sale	44,031	37,332
Accounts receivable, less allowances of $0
in 2003 and 2002	962	1,445
Inventories	1,300	1,378
Prepaid expenses and other current assets	514	668
Total Current Assets	59,187	48,143

Derivative assets	-	6
Property, plant and equipment, net	1,999	1,558
Deferred income taxes	4,652	2,677
Notes receivable - noncurrent, less
allowance of $660 in 2003 and 2002	-	-
Total Assets	$65,838	$52,384

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002
	(Dollars in thousands)
	2003	2002
Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable	$ 692	$ 761
Accrued liabilities	1,528	1,543
Accrued liabilities - related parties	48	190
Income taxes payable	12	92
Deferred income taxes	14,481	8,876
Total Current Liabilities	16,761	11,462
Long-Term Liabilities:
Other credits	24	24
Total Liabilities	16,785	11,486

Commitments and Contingencies
Minority interests	787	150

Shareholders' Equity
Common stock, par value $1 per share,
authorized 75,000,000; 35,776,510 issued in
2003 and 35,648,135 issued in 2002	35,776	35,648
Paid-in-capital	68,708	67,479
Accumulated deficit	(62,433)	(61,874)
	42,051	41,253
Accumulated Other Comprehensive Income:
Unrealized gain on available for sale
securities, net of tax	19,944	13,170
Restricted stock grant	-	(40)
Common stock in treasury, at cost,
8,035,974 shares in 2003 and
8,020,250 shares in 2002	(13,729)	(13,635)
Total Shareholders' Equity	48,266	40,748
Total Liabilities and Shareholders' Equity	$ 65,838	$ 52,384

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2003 and 2002,

Three Months Ended December 31, 2001 and the Year Ended September 30, 2001

(Dollars in thousands, except per share)
			Three Months
	Year Ended	Year Ended	Ended	Year Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Sept. 30,
	2003	2002	2001	2001
Product revenue	$ 5,547	$ 5,362	$ 1,246	$ 7,298
Funded research and development revenue	2,311	1,573	90	-
Total revenue	7,858	6,935	1,336	7,298
Operating costs and expenses:
Cost of product revenue	2,382	2,428	688	3,150
Research and product development expenses:
Funded research and product development	3,763	2,560	187	-
Unfunded research and product development	4,585	4,055	874	3,684
Total research and product development
expenses	8,348	6,615	1,061	3,684
Selling, general and administrative
expenses	5,837	4,951	1,357	6,159
Operating loss	(8,709)	(7,059)	(1,770)	(5,695)
Interest	(7)	(46)	(15)	(1,970)
Loss on derivatives	(6)	(188)	(26)	(1,266)
Gain on derivatives, Company stock	-	-	165	922
Gain (loss) on sale of securities
available for sale, net	7,483	(444)	-	-
Gain on sale of holdings, net	-	6,369	-	28,838
Gain on exchange of securities	-	8,006	-	-
Impairment losses	(418)	(8,127)	(15,433)	-
Other expense, net	(74)	(80)	(82)	(93)
(Loss) income from continuing
operations before income taxes, equity
in holdings' losses and minority
interests	(1,731)	(1,569)	(17,161)	20,736
Income tax benefit (expense)	669	636	6,788	(7,524)
Equity in holdings' losses (net of tax
benefit of $4,550 in 2002, $2,169 in
Transition Period and $9,722 in 2001)	-	(6,671)	(3,316)	(17,072)
Minority interests in losses of
consolidated subsidiary	490	418	104	123
Loss from continuing operations	(572)	(7,186)	(13,585)	(3,737)
Income from discontinued operations (net
of taxes of $8 in 2003 and $154 in 2002)	13	225	-	-
Loss before cumulative effects of changes
in accounting principles	(559)	(6,961)	(13,585)	(3,737)
Cumulative effect of accounting change
for derivative financial instruments for
Company's own stock, net of tax expense
of $1,000	-	-	-	1,468
Cumulative effect of accounting change
for derivative financial instruments,
net of tax expense of $3,876	-	-	-	6,110
Net (loss) income	$ (559)	$(6,961)	$(13,585)	$ 3,841

(Loss) Earnings per Share (Basic and
Diluted):
Loss from continuing operations	$ (.02)	$ (.21)	$ (.38)	$ (.10)
Income from discontinued operations	-	.01	-	-
Cumulative effect of accounting change
for derivative financial instruments
for Company's own stock	-	-	-	.04
Cumulative effect of accounting change
for derivative financial instruments	-	-	-	.17
(Loss) earnings per share	$ (.02)	$ (.20)	$ (.38)	$ .11

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2003 and 2002,

Three Months Ended December 31, 2001 and the Year Ended September 30, 2001

(Dollars in thousands)

			Three Months
	Year Ended	Year Ended	Ended	Year Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Sept. 30,
COMMON STOCK	2003	2002	2001	2001
Balance, beginning	$ 35,648	$ 35,505	$ 35,505	$ 35,437
Issuance of shares - options	128	93	-	68
Issuance of shares - restricted stock	-	50	-	-
Balance, ending	$ 35,776	$ 35,648	$ 35,505	$ 35,505
PAID-IN-CAPITAL
Balance, beginning	$ 67,479	$ 67,045	$ 65,103	$ 54,790
Issuance of shares - options	93	18	-	3
MTI MicroFuel Cell investment	881	(28)	46	1,163
Plug Power holding, net of taxes	-	430	131	8,678
SatCon holding, net of taxes	-	(90)	1,677	2,506
Compensatory options	32	49	13	(14)
Reclassification of common stock
warrants from equity to liability,
net of taxes	-	-	75	(2,207)
Stock option exercises recognized
differently for financial reporting
and tax purposes	223	55	-	184
Balance, ending	$ 68,708	$ 67,479	$ 67,045	$ 65,103
ACCUMULATED DEFICIT
Balance, beginning	$(61,874)	$(54,913)	$(41,328)	$(45,169)
Net (loss) income	(559)	(6,961)	(13,585)	3,841
Balance, ending	$(62,433)	$(61,874)	$(54,913)	$(41,328)
ACCUMULATED OTHER COMPREHENSIVE INCOME
(LOSS):
UNREALIZED GAIN (LOSS) ON AVAILABLE FOR
SALE SECURITIES, NET OF TAXES
Balance, beginning	$ 13,170	$ -	$ (5,204)	$ -
Change in unrealized gain (loss) on
available for sale securities (net of
taxes of $6,705 in 2003, $8,781 in
2002, $3,469 in Transition Period and
$(3,469) in 2001)	10,057	13,170	5,204	(5,204)
Less reclassification adjustment for
gains included in net income (net of taxes of $(2,189) in 2003)	(3,283)	-	-	-
Balance, ending	$ 19,944	$ 13,170	$ -	$ (5,204)
TREASURY STOCK
Balance, beginning	$(13,635)	$ (29)	$ (29)	$ (29)
Stock acquisition	(94)	(13,606)	-	-
Balance, ending	$(13,729)	$(13,635)	$ (29)	$ (29)
RESTRICTED STOCK GRANTS
Balance, beginning	$ (40)	$ -	$ -	$ -
Grants issued	-	(50)	-	-
Grants vested	40	10	-	-
Balance, ending	$ -	$ (40)	$ -	$ -
TOTAL SHAREHOLDERS' EQUITY	$ 48,266	$ 40,748	$ 47,608	$ 54,047
TOTAL COMPREHENSIVE INCOME (LOSS):
Net (loss) income	$ (559)	$ (6,961)	$(13,585)	$ 3,841
Other comprehensive income (loss):
Change in unrealized gain (loss) on
available for sale securities, net	6,774	13,170	5,204	(5,204)
Total comprehensive income (loss)	$ 6,215	$ 6,209	$ (8,381)	$ (1,363)

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For The Years Ended December 31, 2003 and 2002,

Three Months Ended December 31, 2001 and the Year Ended September 30, 2001

(Dollars in thousands)

	Year Ended Dec. 31, 2003	Year Ended Dec. 31, 2002	Three Months Ended Dec. 31, 2001	Year Ended Sept. 30, 2001
OPERATING ACTIVITIES
Net (loss) income excluding discontinued operations	$ (572)	$(7,186)	$(13,585)	$ 3,841
Adjustments to reconcile net (loss) income to net cash
used by operating activities:
Cumulative effect of accounting change for derivative
financial instruments, gross	-	-	-	(9,986)
Cumulative effect of accounting change for derivative
financial instruments for Company's own stock, gross	-	-	-	(2,468)
Loss on derivatives	6	188	26	1,266
Gain on derivatives, Company stock	-	-	(165)	(922)
Loss on retirement of subsidiary treasury stock	5	-	-	-
Impairment losses	418	8,127	15,433	-
Loss on warrant issued by subsidiary	-	-	98	-
Stock dividend	-	-	-	(827)
Capitalized interest	-	-	-	107
(Gain) loss on sale of securities available
for sale, net	(7,483)	444	-	-
Gain on sale of holdings, net	-	(6,369)	-	(28,838)
Gain on exchange of securities	-	(8,006)	-	-
Depreciation and amortization	599	592	128	1,761
Minority interests in losses of consolidated
subsidiary	(490)	(418)	(104)	(123)
Equity in holdings' losses, gross	-	11,221	5,485	26,794
Allowance for bad debts	-	-	-	(250)
Loss on disposal of fixed assets	26	15	-	4
Deferred income taxes and other credits	(671)	(4,974)	(9,034)	2,197
Stock based compensation	72	59	13	(14)
Changes in operating assets and liabilities net
of effects from discontinued operations:
Accounts receivable	483	(543)	(316)	107
Inventories	78	132	164	(481)
Prepaid expenses and other current assets	161	266	52	(166)
Accounts payable	(68)	116	(164)	524
Income taxes	(80)	64	3	16
Accrued liabilities - related parties	(142)	89	98	(6)
Accrued liabilities	(15)	(89)	(313)	342
Net cash used by operating activities excluding
discontinued operations	(7,673)	(6,272)	(2,181)	(7,122)
Discontinued Operations:
Income from discontinued operations	13	225	-	-
Deferred income taxes and other credits	8	154	-	-
Changes in net liabilities/assets	-	(356)	(2)	127
Net cash provided (used) by discontinued operations	21	23	(2)	127
Net cash used by operating activities	(7,652)	(6,249)	(2,183)	(6,995)
INVESTING ACTIVITIES
Purchases of property, plant & equipment	(1,070)	(527)	(81)	(1,318)
Proceeds from sale of securities available
for sale	11,654	865	-	-
Proceeds from sale of holdings	-	9,969	-	37,842
Change in restricted cash equivalents, net	-	14	64	1,064
Principal payments from notes receivable	-	25	225	191
Net cash provided by investing activities	10,584	10,346	208	37,779
FINANCING ACTIVITIES
Proceeds from stock option exercises	221	111	-	71
Net proceeds from subsidiary stock issuance	2,001	-	295	867
Purchase of common stock for treasury	(94)	-	-	-
Treasury stock purchase by subsidiary	-	(15)	-	-
Financing costs	-	-	-	(1,360)
Net payments on related party debt	-	-	-	(107)
Payments under lines-of-credit	-	(1,000)	(4,000)	(23,200)
Borrowings under lines-of-credit	-	-	-	1,200
Net cash provided (used) by financing activities	2,128	(904)	(3,705)	(22,529)
Increase (decrease) in cash and cash equivalents	5,060	3,193	(5,680)	8,255
Cash and cash equivalents - beginning of year	7,320	4,127	9,807	1,552
Cash and cash equivalents - end of year	$12,380	$ 7,320	$ 4,127	$ 9,807

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

Minority interest in subsidiaries consists of equity securities issued by a subsidiary of the Company. No gain or loss was recognized as a result of the issuance of these securities, and the Company owned a majority of the voting equity of the subsidiary both before and after the transactions.

Under the equity method of accounting, the Company recognized its proportionate share of income or loss of holdings. Holdings' losses were generally recognized only to the extent of holdings. Changes in equity of holdings, other than income or loss, which changed the Company's proportionate interest in the underlying equity of holdings, were generally accounted for as changes in holdings and additional paid-in-capital. Non-monetary contributions to equity holdings were recorded at book value, and if the Company's calculated share of net assets of holdings exceeded the book value of non-monetary contributions, the difference was accounted for as a basis difference. Original differences between the Company's carrying amount of an equity holding and its calculated share of the holding's net assets were treated as an embedded difference if the Company's carrying amount was higher, or as a basis difference if lower. Until January 1, 2002, embedded differences were amortized into net income (loss) from holdings generally over a five-year period while basis differences were generally not amortized due to the research and development nature of holdings. Upon an equity holdings' initial public offering, basis differences were eliminated in connection with the change in equity. Impairment was measured in accordance with the Company's Asset Impairment Policy.

Change in Year-End

On February 13, 2002, the Company changed its fiscal year-end from September 30 to December 31, effective with the calendar year beginning January 1, 2002. A three-month transition period from October 1, 2001 through December 31, 2001 (the "Transition Period") precedes the start of the 2002 fiscal year. "2001" refers to the year ended September 30, the Transition Period refers to the three months ended December 31, 2001, and "2003" and "2002" refer to the twelve months ended December 31. This new fiscal year made the Company's annual and quarterly reporting periods consistent with those used by Plug Power Inc. ("Plug Power") and permitted the Company to continue to account for its holdings in Plug Power on a timely basis through December 20, 2002, the date of its change in accounting for Plug Power from the equity method to the fair value method.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Accounting Policies (Continued)

Change in Accounting for Holdings

SatCon Technology Corporation ("SatCon")

The Company's holdings in SatCon were accounted for on a one-quarter lag under the equity method of accounting from their acquisition date through

July 1, 2002. On July 1, 2002, the Company determined that it no longer had the ability to exercise significant influence over the operating and financial policies of SatCon as a result of waiving the Company's right to nominate and recommend directors to SatCon's board and our reduction of ownership in SatCon and, therefore, accounted for its investment in SatCon since July 1, 2002 using the fair value method as set forth in Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Debt and Equity Securities. The Company was no longer required to record its share of any losses from SatCon and the investment was carried at fair value, designated as available for sale and any unrealized holding gains or losses were included in stockholders' equity as a component of accumulated other comprehensive income (loss) until the investment was sold during 2003.

Plug Power

The Company's holdings in Plug Power were accounted for under the equity method of accounting from their acquisition date through December 20, 2002. On December 20, 2002, the Company determined that it no longer had the ability to exercise significant influence over the operating and financial policies of Plug Power as a result of its reduced ownership in Plug Power and, therefore, accounted for its investment in Plug Power since December 20, 2002 using the fair value method as set forth in SFAS No. 115, Accounting for Certain Debt and Equity Securities. The Company was no longer required to record its share of any losses from Plug Power and the holding was carried at fair value, designated as available for sale and any unrealized holding gains or losses were included in stockholders' equity as a component of accumulated other comprehensive income (loss).

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

Fair Value of Financial Instruments

The Company's financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, unbilled contract costs and fees, warrants to purchase shares of common stock and accounts payable. The estimated fair value of these financial instruments approximate their carrying values at December 31, 2003 and 2002. The estimated fair values have been determined through information obtained from market sources, where available, or Black-Scholes valuations.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Accounting Policies (Continued)

Accounting for Derivative Instruments

On October 1, 2000, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes a new model for accounting for derivatives and hedging activities. It requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. Upon adoption of SFAS No. 133, the Company recorded an unrealized gain on its investment in derivatives, consisting of warrants to purchase SatCon and Beacon Power Corporation ("Beacon Power") common stock, in its results of operations as a cumulative effect of a change in accounting principle of $6.110 million, net of tax, to reflect the impact of adopting this accounting standard on October 1, 2000.

In September 2000, the Emerging Issues Task Force ("EITF") issued EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock, which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF Issue No. 00-19, a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required. In accordance with EITF Issue No. 00-19, the Company determined that outstanding warrants as of September 30, 2001 to purchase 300,000 shares of the Company's common stock issued to SatCon should be designated as a liability. Effective June 30, 2001, all warrants designated as a liability must be recorded as a liability and therefore, the Company reclassified the warrants designated as a liability from equity to liabilities, which had a fair value on the issuance date of $3.678 million, using the Black Scholes option-pricing model.

Additionally on June 30, 2001, the Company recorded the warrants at the current fair value of $1.210 million, using the Black-Scholes option-pricing model, and recorded a $1.468 million gain, net of tax in its results of operations as a cumulative effect of a change in accounting principle. Effective December 28, 2001, the Company amended these warrants, removing the provisions providing the warrant holders with rights that rank higher than those of common stockholders. As a result of the amendment, these warrants meet the criteria of equity instruments in accordance with EITF Issue No. 00-19 and, therefore, the Company reclassified the value of these warrants to equity from liabilities.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Accounting Policies (Continued)

The Company held or has outstanding the following derivative financial instruments:
	Dec. 31,	Dec. 31,
	2003	2002	Expiration
Derivatives issued:
Warrants, immediately exercisable, to purchase
the Company's common stock issued to SatCon at a
purchase price of $12.56 per share	-	108,000	October 21, 2003
Warrants, immediately exercisable, to purchase
the Company's common stock issued to SatCon at a
purchase price of $12.56 per share	192,000	192,000	January 31, 2004

Derivatives held:
Warrants, immediately exercisable, to purchase
SatCon common stock at a purchase
price of $7.84 per share	-	36,000	October 21, 2003

Warrants, immediately exercisable, to purchase
SatCon common stock at a purchase price of $7.84
per share	64,000	64,000	January 31, 2004

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

Income Taxes

The Company accounts for taxes in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the use of the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable for future years to differences between financial statement and tax bases of existing assets and liabilities. Under SFAS No. 109, the effect of tax rate changes on deferred taxes is recognized in the income tax provision in the period that includes the enactment date. The provision for taxes is reduced by investment and other tax credits in the years such credits become available. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not that such assets will be realized.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Accounting Policies (Continued)

Revenue Recognition

The Company recognizes revenue from product sales in accordance with Staff Accounting Bulletins ("SAB") No. 104, Revenue Recognition. Product revenue is recognized when there is persuasive evidence of an arrangement, delivery of the product to the customer or distributor has occurred, at which time title generally is passed to the customer or distributor, and the Company has determined that collection of a fixed fee is probable, all of which occur upon shipment of the product. If the product requires installation to be performed by the Company, all revenue related to the product is deferred and recognized upon the completion of the installation.

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

Accounting for Goodwill and Other Intangible Assets

Intangible assets include patents and trade names. Effective January 1, 2002, with the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, amortization of goodwill and intangible assets with indefinite lives ceased. Intangible assets with finite useful lives will continue to be amortized over those periods. Indefinite lived intangible assets will be tested for impairment annually, and will be tested for impairment between annual tests if an event occurs or circumstances change that would indicate that the carrying amount may be impaired. Definite lived assets are tested for impairment whenever events or circumstances indicate that a carrying amount of an asset may not be recoverable. An

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Accounting Policies (Continued)

impairment loss would be recognized when the carrying amount of an asset exceeds the estimated undiscounted cash flows used in determining the fair value of the asset. Then the amount of the impairment loss to be recorded is calculated by the excess of the assets carrying value over its fair value. Fair value is generally determined using a discounted cash flow analysis. Costs related to internally-developed intangible assets are expensed as incurred.

As a result of the adoption of this Statement, the Company stopped amortizing goodwill associated with its equity holdings in SatCon.

The Company recorded expense related to the amortization of goodwill associated with its holdings in SatCon of $0, $0, $688 and $2,755 thousand, respectively, during 2003, 2002, the Transition Period, and 2001, respectively. The Company has no intangible assets.

The Pro Forma effects of the Company adopting SFAS No. 142 as if SFAS No. 142 had been applied for all periods presented would be as follows:
(Dollars in thousands, except			Three Months
per share data)	Year Ended	Year Ended	Ended	Year Ended
	Dec. 31, 2003	Dec. 31, 2002	Dec. 31, 2001	Sept. 30, 2001
Reported net (loss) income	$ (559)	$(6,961)	$(13,585)	$ 3,841
Add back goodwill amortization, net
of taxes	-	-	416	1,763
Adjusted net (loss) income	$ (559)	$(6,961)	$(13,169)	$ 5,604

Basic and Diluted (Loss) Earnings per Share:
Reported net (loss) income	$ (0.02)	$ (0.20)	$ (0.38)	$ 0.11
Goodwill amortization	-	-	0.01	0.05
Adjusted (loss) earnings per share	$ (0.02)	$ (0.20)	$ (0.37)	$ 0.16

Accounting for Impairment or Disposal of Long-Lived Assets

In August 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and was adopted as of January 1, 2002. This Statement specifies how impairment will be measured and how impaired assets will be classified in the financial statements.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of less than three months.

Securities Available for Sale

Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determinations at each balance sheet date. Marketable securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a separate component of shareholders'

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    Accounting Policies (Continued)

equity. The Company has had no investments that qualify as trading or held to maturity. Realized gains and losses are included in "Gain (loss) on sale of securities available for sale, net" in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method.

Net (Loss) Income per Basic and Diluted Common Share

The Company reports net (loss) income per basic and diluted common share in accordance with SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting (loss) income per share. Basic (loss) income per share is computed by dividing net (loss) income attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted (loss) income per share reflects the potential dilution, if any, which would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the (loss) income of the Company.

Stock Based Compensation

At December 31, 2003, the Company has two stock-based employee compensation plans, which are described more fully in Note 13. SFAS No.

123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants granted to employees to be included in the consolidated statement of operations or, alternatively, disclosed in the notes to consolidated financial statements. The Company accounts for stock-based compensation of employees under the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and has elected the disclosure-only alternative under SFAS No. 123. The Company records the fair market value of stock options and warrants granted to non-employees in exchange for services in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, in the Consolidated Statement of Operations. The Company does not intend to adopt the transition provisions of SFAS No. 148, Accounting for Stock- Based Compensation- Transition and Disclosure.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Accounting Policies (Continued)

The following table illustrates the effect on net (loss) income and (loss) earnings per share if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.
			Three Months
	Year Ended	Year Ended	Ended	Year Ended
(Dollars in thousands, except	Dec. 31,	Dec. 31,	Dec. 31,	Sept. 30,
per share data)	2003	2002	2001	2001
Net (loss) income, as reported	$ (559)	$(6,961)	$(13,585)	$3,841
Add: Total stock-based employee
compensation expense already recorded in
financial statements, net of related tax
effects	20	30	8	(9)
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(1,032)	(1,891)	(397)	(1,690)
Pro forma net (loss) income	$(1,571)	$(8,822)	$(13,974)	$2,142

(Loss) Earnings per Share:
Basic and diluted - as reported	$ (.02)	$ (.20)	$ (.38)	$ .11
Basic and diluted - pro forma	$ (.06)	$ (.25)	$ (.39)	$ .06

Advertising

The costs of advertising are expensed as incurred. Advertising expense was approximately $25, $37, $10 and $67 thousand in 2003, 2002, the Transition Period, and 2001, respectively.

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

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Accounting Policies (Continued)

Effect of Recent Accounting Pronouncements

In June 2001, FASB issued SFAS No. 143, Accounting for Asset Retirement Obligation. SFAS No. 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, an entity capitalizes a cost by increasing the carrying amount of the long-lived asset. Over time, the liability is accreted to its present value each period and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligation for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements Nos. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 rescinds SFAS No. 4, Reporting Gains and Losses from Extinguishment of Debt, and an amendment of that Statement, SFAS No. 44, Accounting for Intangible Assets of Motor Carriers, and SFAS No. 64, Extinguishment of Debt Made to Satisfy Sinking-Fund Requirements. This Statement amends SFAS No. 13, Accounting for Leases, to eliminate an inconsistency between the required accounting for sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describes their applicability under changed conditions and is effective for fiscal years beginning after May 15, 2002. The adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). This Statement is effective for exit and disposal activities initiated after December 31, 2002. The adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 ("FIN 45"). FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 covers guarantee contracts that have any of the following four characteristics: (a) contracts that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, a liability, or an equity security of the guaranteed party (e.g., financial and market value guarantees),

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Accounting Policies (Continued)

(b) contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement (performance guarantees), (c) indemnification agreements that contingently require the indemnifying party (guarantor) to make payments to the indemnified party (guaranteed party) based on changes in an underlying that is related to an asset, a liability, or an equity security of the indemnified party, such as an adverse judgment in a lawsuit or the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, and (d) indirect guarantees of the indebtedness of others. FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45's provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

In November 2002, the EITF issued EITF Issue No. 00-21, Accounting for Revenue Arrangements with Multiple Deliverables, effective for arrangements entered into after June 15, 2003. This Issue defines units of accounting for arrangements with multiple deliverables resulting in revenue being allocated over the units of accounting for revenue recognition purposes. The adoption of this Issue did not have a material impact on the Company's consolidated financial statements.

In January 2003, the FASB issued FASB Interpretation No. 46, Consolidation of Variable Interest Entities ("FIN 46"). FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN 46 also requires disclosures about variable interest entities that a company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements apply to variable interest entities at the end of the first reporting period that ends after March 15, 2004. Certain of the disclosure requirements apply in all financial statements initially issued after December 15, 2003, regardless of the date on which the variable interest entity was created. The adoption of this Statement is not expected to have a material impact on the Company's consolidated financial statements.

In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, to provide clarification on the meaning of an underlying, the characteristics of a derivative that contains financing components and the meaning of an initial net investment that is smaller than would be required for other types of contracts that would be expected to have a similar response to changes in market factors. SFAS No. 149 will be applied prospectively and is effective for contracts entered into or modified after June 30, 2003. This Statement will be applicable to existing contracts and new contracts entered into after June 30, 2003 if those contracts related to forward purchases or sales of when-issued securities or other securities that do not yet exist. The adoption of this Statement did not have a

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Accounting Policies (Continued)

material impact on the Company's consolidated financial statements.

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

Reclassification

Certain 2002, Transition Period and 2001 amounts have been reclassified to conform to the 2003 presentation. The reclassifications have no effect on total revenues, total expenses, net loss or stockholders' equity as previously reported.

The reclassifications impact our consolidated statements of operations in the following ways:

  Selling, general and administrative expenses now include amortization of restricted stock compensation previously included in other expense, net.
  Gain (loss) on sale of securities available for sale, net, now includes gains and losses previously included in gain on sale of holdings, net.
  Contracts Receivable

Included in accounts receivable are the following at December 31:
(Dollars in thousands)	2003	2002
U.S. and State Government:
Amount billable	$272	$300
Amount billed	282	503
Retainage	65	25
	$619	$828

The balances billed but not paid by customers pursuant to retainage provisions in contracts are due upon completion of the contracts and acceptance by the customer. Based on the Company's experience, most retainage amounts are expected to be collected within the ensuing year.

  Issuance of Stock by Subsidiary

MTI MicroFuel Cells Inc. ("MTI Micro") was formed on March 26, 2001. The Company owns approximately 90% of MTI Micro as of December 31, 2003.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Issuance of Stock by Subsidiary (Continued)

On September 19, 2003, MTI Micro entered into a strategic alliance agreement with The Gillette Company ("Gillette") whereby Gillette purchased 1,088,278 shares of MTI Micro common stock at a price of $.92 per share for $1 million pursuant to an equity investment agreement (the

"Investment Agreement"). In addition to the foregoing referenced $1 million investment in MTI Micro common stock, Gillette may make additional investments of up to $4 million subject to agreed milestones. The Company has agreed to invest $20 million in MTI Micro before September 19, 2005 if other sources of funding are not available. Immediately prior to the Gillette transaction closing, the Company invested $11 million ($7.4 million in cash and $3.6 million through the conversion of a loan receivable to equity), to develop direct methanol micro fuel cells, of its $20 million commitment in MTI Micro common stock. The Company's remaining investment guaranty is $8 million as of December 31, 2003.

In connection with the Gillette transaction, MTI Micro converted its Junior Convertible Preferred Class A and Senior Convertible Preferred Class B stock into common stock and treasury stock of $15 thousand was retired.

On October 29, 2003, Jeong Kim, a member of the board of directors of MTI Micro, purchased 1,088,278 shares of MTI Micro common stock at a price of $.92 per share for $1 million.

During 2002, MTI Micro purchased treasury shares from former employees with a total value of $15 thousand.

On March 26, 2001, MTI Micro sold approximately 200,000 shares of its Junior Convertible Preferred Class A stock to founding employees of MTI Micro at a price of $.50 per share which raised cash proceeds of $117 thousand. In July 2001, MTI Micro sold approximately 1.3 million shares of its senior convertible preferred class B stock to E.I. du Pont de Nemours and Company ("Dupont"), in connection with the establishment of a strategic partnership, at a price of $1.18 per share which resulted in cash proceeds of $750 thousand and $750 thousand of prepaid materials.

On November 1, 2001, MTI Micro sold approximately 100,000 shares of its senior convertible preferred Class B stock to Dupont, at a price of $2.325 per share which raised proceeds of approximately $295 thousand.

Preferred shares were convertible into common shares on a one-for-one basis and there were no dividend rights.

The increase (decrease) in the Company's paid-in-capital of $881, $(28), $46 and $1,163 thousand in 2003, 2002, the Transition Period and 2001, respectively, represents the changes in the Company's equity investment in MTI Micro, which results from third-party stock transactions in MTI Micro.

  Inventories

Inventories consist of the following at December 31:

(Dollars in thousands)	2003	2002
Finished goods	$ 300	$ 313
Work in process	316	253
Raw materials, components and assemblies	684	812
	$1,300	$1,378

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

(Dollars in thousands)	2003	2002
Leasehold improvements	$ 899	$ 547
Machinery and equipment	2,683	2,642
Office furniture and fixtures	333	233
Construction in progress	3	5
	3,918	3,427
Less accumulated depreciation	1,919	1,869
	$1,999	$1,558

Depreciation expense was $599, $497, $113 and $262 thousand for 2003, 2002, the Transition Period, and 2001, respectively. Repairs and maintenance expense was $83, $71, $9 and $52 thousand for 2003, 2002, the Transition Period, and 2001, respectively.

  Notes Receivable

Notes receivable consist of the following at December 31:
(Dollars in thousands)	2003	2002
Notes receivable with interest at prime
(4% at December 31, 2003 and 4.25% at
December 31, 2002), interest and principal
due May 18, 2005	$ 660	$ 660

Less: Current portion	-	-
Less: Allowance for bad debt	(660)	(660)
	$ -	$ -
  Securities Available for Sale

Securities available for sale are classified as current assets and accumulated net unrealized gains (losses) are charged to other comprehensive income (loss).

The principal components of the Company's securities available for sale consist of the following:

(Dollars in thousands, except share data)
				Quoted
		Fair		Market
	Book	Value	Recorded	Price
Security	Basis	Adjustment	Fair Value	Per NASDAQ	Ownership	Shares
December 31, 2003
Plug Power	$10,791	$33,240	$44,031	$ 7.25	8.36%	6,073,227

December 31, 2002
Plug Power	$14,344	$21,905	$36,249	$ 4.49	15.83%	8,073,227
SatCon	1,037	46	1,083	1.40	4.58%	773,600
Total	$15,381	$21,951	$37,332

The book basis roll forward of Plug Power, SatCon and Beacon Power common stock is as follows:

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Securities Available for Sale (Continued)

Plug Power (beginning December 20, 2002)
(Dollars in thousands)	Dec. 31,	Dec. 31,
	2003	2002
Securities available for sale, beginning of period	$14,344	$ -
Transfer asset from holdings, at equity on December 20, 2002	-	14,416
Sale of shares	(3,553)	(72)
Securities book basis	10,791	14,344
Unrealized gain on marketable securities	33,240	21,905
Securities available for sale, end of period	$44,031	$36,249

SatCon (beginning July 1, 2002)
(Dollars in thousands)	Dec. 31,	Dec. 31,
	2003	2002
Securities available for sale, beginning of period	$ 1,037	$ -
Transfer asset from holdings, at equity on July 1, 2002	-	2,193
Sale of shares	(619)	(488)
Impairment loss (Note 8)	(418)	(668)
Securities book basis	-	1,037
Unrealized gain on marketable securities	-	46
Securities available for sale, end of period	$ -	$ 1,083

Beacon Power
(Dollars in thousands)	Dec. 31,	Dec. 31,
	2003	2002
Securities available for sale, beginning of period	$ -	$ 5,734
Impairment loss (Note 8)	-	(4,984)
Sale of shares	-	(750)
Securities book basis	-	-
Unrealized gain on marketable securities	-	-
Securities available for sale, end of period	$ -	$ -

Accumulated unrealized gains and (losses) related to securities available for sale are as follows:

			Three Months
	Year Ended	Year Ended	Ended	Year Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Sept. 30,
(Dollars in thousands)	2003	2002	2001	2001
Accumulated unrealized gains (losses)	$ 33,240	$21,951	$ -	$(8,673)
Accumulated deferred tax (expense)
benefit on unrealized gains (losses)	(13,296)	(8,781)	-	3,469
Accumulated net unrealized gains
(losses)	$ 19,944	$13,170	$ -	$(5,204)
  Impairment Losses

The Company regularly reviews its securities available for sale and holdings to determine if any declines in value of those securities available for sale and holdings are other than temporary. The Company assesses whether declines in the value of its securities and holdings in publicly traded companies, measured by comparison of the current market price of the securities to the carrying value of the Company's securities and holdings, are considered to be other than temporary based on factors that include (1) the length of time carrying value exceeds fair market value, (2) the Company's assessment of the financial condition and the near term prospects of the companies, and (3) the Company's intent with respect to the securities and holdings.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Impairment Losses (Continued)

The sluggish economy over the last few years has had a negative impact on the equity value of companies in the new energy sector. In light of these circumstances and based on the results of the reviews described above, the Company recorded other than temporary impairment charges with respect to its securities available for sale and holdings in publicly traded companies. The pre-tax impairment losses were recorded as follows:

			Three Months
	Year Ended	Year Ended	Ended	Year Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Sept. 30,
(Dollars in thousands)	2003	2002	2001	2001
Securities available for sale (Beacon)	$ -	$(4,984)	$ (9,643)	$ -
Securities available for sale (SatCon)	(418)	(668)	-	-
Holdings, at equity (SatCon)	-	(2,475)	(5,790)	-

	$(418)	$(8,127)	$(15,433)	$ -

  Income Taxes

Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates.

Income tax benefit (expense) consists of the following:
		Three Months
Year Ended	Year Ended	Ended	Year Ended
Dec. 31,	Dec. 31,	Dec. 31,	Sept. 30,
(Dollars in thousands)	2003	2002	2001	2001
Continuing operations before equity holdings'
losses and changes in accounting principle
Federal	$ -	$ 625	$ (16)	$ (459)
State	(2)	(264)	(85)	(22)
Deferred	671	275	6,889	(7,043)
	669	636	6,788	(7,524)
Equity in holdings' losses
Deferred	-	4,550	2,169	9,722
	-	4,550	2,169	9,722
Total continuing operations	669	5,186	8,957	2,198
Change in accounting principle for derivative
financial instruments
Deferred	-	-	-	(3,876)
Change in accounting principle	-	-	-	(3,876)

Change in accounting principle for derivative
financial instruments in Company's own stock
Deferred	-	-	-	(1,000)
Change in accounting principle	-	-	-	(1,000)

Discontinued operations
Deferred	(8)	(154)	-	-
Total discontinued operations	(8)	(154)	-	-
Total	$ 661	$ 5,032	$ 8,957	$(2,678)

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Income Taxes (Continued)
		Three Months
Year Ended	Year Ended	Ended	Year Ended
Dec. 31,	Dec. 31,	Dec. 31,	Sept. 30,
(Dollars in thousands)	2003	2002	2001	2001
Income tax (expense) benefit allocated directly to
shareholders' equity:
Increase in additional paid-in capital for equity
holdings, and warrants and options issued - Deferred tax expense	$ -	$ (227)	$ (1,206)	$ (7,456)

Increase in unrealized (gain) loss on available for
sale securities - Deferred tax (expense) benefit	(4,516)	(8,781)	(3,469)	3,469

Expenses for employee stock options recognized
differently for financial reporting/tax purposes -
Federal tax benefit	223	55	-	184

Decrease in additional paid-in capital for
cumulative effect of change in accounting for
derivative financial instruments for Company's own
stock - Deferred tax benefit	-	-	-	1,471

Increase in additional paid-in-capital for
reclassification of common stock warrants from
liability to equity - Deferred tax expense	-	-	(49)	-
	$ (4,293)	$(8,953)	$ (4,724)	$ (2,332)

The significant components of deferred income tax benefit (expense) consist of the following:
			Three Months
	Year Ended	Year Ended	Ended	Year Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Sept. 30,
(Dollars in thousands)	2003	2002	2001	2001
Continuing operations
Deferred tax (expense) benefit	$ (1,324)	$ 294	$ 6,133	$ 3,157
Net operating loss carryforward	1,995	673	756	(10,200)
Valuation allowance	-	(692)	-	-
	671	275	6,889	(7,043)

Equity in holdings' losses
Deferred tax benefit	-	4,550	2,169	8,705
Net operating loss carryforward	-	-	-	1,017
	-	4,550	2,169	9,722
Change in accounting principle for
derivative financial instruments
Deferred tax expense	-	-	-	(3,876)
	-	-	-	(3,876)

Change in accounting principle for
derivative financial instruments in
Company's own stock
Deferred tax expense	-	-	-	(1,000)
	-	-	-	(1,000)
Discontinued operations
Deferred tax expense	(8)	(154)	-	-
	$ 663	$ 4,671	$ 9,058	$ (2,197)

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Income Taxes (Continued)

The Company's effective income tax rate from continuing operations, including equity in holdings' losses, differed from the Federal statutory rate:
		Three Months	Year
Year Ended	Year Ended	Ended	Ended
Dec. 31,	Dec. 31,	Dec. 31,	Sept. 30,
2003	2002	2001	2001
Federal statutory tax rate	34%	34%	34%	(34)%
State taxes, net of federal tax effect	6	5	6	(6)
Change in valuation allowance	-	(5)	-	-
Research and development credit	-	-	-	(1)
Other, net	(1)	7	-	5
	39%	41%	40%	(36)%

Pre-tax loss from continuing operations before minority interests, including pre-tax losses from equity holdings, was $1,731, $12,790, $22,646 and $6,058 thousand for 2003, 2002, the Transition Period, and 2001, respectively.

The deferred tax assets and liabilities consist of the following tax effects relating to temporary differences and carryforwards as of December 31:

(Dollars in thousands)
Current deferred tax (liabilities) assets:	2003	2002
Bad debt reserve	$ 264	$ 264
Inventory valuation	3	12
Inventory capitalization	20	19
Securities available for sale	(15,289)	(9,659)
Vacation pay	181	94
Warranty and other sale obligations	11	22
Stock options	269	256
Other reserves and accruals	60	116
Net current deferred tax liabilities	$(14,481)	$(8,876)
Noncurrent deferred tax assets (liabilities):
Net operating loss	$ 5,785	$ 3,790
Property, plant and equipment	(145)	(123)
Derivatives	-	(2)
Other	239	239
Research and development tax credit	459	459
Alternative minimum tax credit	150	150
	6,488	4,513
Valuation allowance	(1,836)	(1,836)
Noncurrent net deferred tax assets	$ 4,652	$ 2,677
Other credits	$ (24)	$ (24)

The valuation allowance at December 31, 2003 and 2002 was $1,836 thousand. The valuation allowance reflects the estimate that it is more likely than not that certain net operating losses may be unavailable to offset future taxable income.

At December 31, 2003, the Company has unused Federal net operating loss carryforwards of approximately $14,393 thousand. The Federal net operating

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Income Taxes (Continued)

loss carryforwards, if unused, will begin to expire in 2009. The use of $1,467 thousand of loss carryforwards is limited on an annual basis, pursuant to the Internal Revenue Code, due to certain changes in ownership and equity transactions, which occurred in 1997. For the year ended December 31, 2003, the Company has approximately $459 thousand of research and development tax credit carryforwards, which begin to expire in 2018, and approximately $150 thousand of alternative minimum tax credit carryforwards, which have no expiration date.

  Accrued Liabilities

Accrued liabilities consist of the following at December 31:

(Dollars in thousands)	2003	2002
Salaries, wages and related expenses	$ 556	$ 513
Acquisition and disposition costs	363	363
Legal and professional fees	300	159
Warranty and other sale obligations	28	54
Commissions	54	38
Interest expense	-	3
Deferred revenue	50	175
Other	177	238
	$1,528	$1,543

  Shareholders' Equity

Common Shares

Changes in common shares are as follows:
			Three Months
	Year Ended	Year Ended	Ended	Year Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Sept. 30,
	2003	2002	2001	2001
Balance, beginning	35,648,135	35,505,235	35,505,010	35,437,285
Issuance of shares for stock
option exercises	128,375	92,900	225	67,725
Issuance of shares for restricted
stock grant	-	50,000	-	-
Balance, ending	35,776,510	35,648,135	35,505,235	35,505,010

Treasury Stock

Changes in treasury stock are as follows:
			Three Months
	Year Ended	Year Ended	Ended	Year Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Sept. 30,
	2003	2002	2001	2001
Balance, beginning	8,020,250	20,250	20,250	20,250
Shares acquired for cash	15,724	-	-	-
Shares acquired as part of a
share exchange transaction
(see Note 17)	-	8,000,000	-	-
Balance, ending	8,035,974	8,020,250	20,250	20,250

Warrants Issued

The Company issued to SatCon warrants to purchase 108,000 and 192,000 shares of the Company's common stock on October 21, 1999 and January 31,

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Shareholders' Equity (Continued)

2000, respectively. The warrants were immediately exercisable at $12.56 per share. The estimated fair value of these warrants at the dates issued were $4.94 and $16.38 per share, respectively, using a Black-Scholes option pricing model and assumptions similar to those used for valuing the Company's stock options. The warrants to purchase the 108,000 shares expired on October 21, 2003 and the warrants to purchase the 192,000 shares expired unexercised on January 31, 2004.

Reservation of Shares

The Company has reserved common shares for future issuance as of December 31, 2003 as follows:
Stock options outstanding	2,875,150
Stock options available for issuance	3,703,582
Warrants outstanding	192,000
Number of common shares reserved	6,770,732

Sale of Common Stock

On January 26, 2004, the Company entered into an agreement for the sale of 1,418,842 shares of common stock, see Note 25.

  Earnings per Share

The following is the reconciliation of the numerators and denominators of the basic and diluted per share computations of loss from continuing operations:
			Three Months
	Year Ended	Year Ended	Ended	Year Ended
(Dollars in thousands, except	Dec. 31,	Dec. 31,	Dec. 31,	Sept. 30,
per share data)	2003	2002	2001	2001
Loss from continuing operations	$ (572)	$ (7,186)	$(13,585)	$(3,737)
Basic EPS:
Common shares outstanding,
beginning of period	27,627,885	35,484,760	35,484,760	35,417,035
Weighted average common shares
issued during the period	30,905	47,893	-	38,747
Unvested restricted common stock	-	(9,726)	-	-
Weighted average common shares
reacquired during the period	(2,800)	(263,014)	-	-
Weighted average shares outstanding	27,655,990	35,259,913	35,484,760	35,455,782
Loss from continuing operations per
weighted average share	$ (.02)	$ (.21)	$ (.38)	$ (.10)

Diluted EPS:
Common shares outstanding,
beginning of period	27,627,885	35,484,760	35,484,760	35,417,035
Weighted average common shares
issued during the period	30,905	47,893	-	38,747
Weighted average common shares
reacquired during the period	(2,800)	(263,014)	-	-
Weighted average shares outstanding	27,655,990	35,269,639	35,484,760	35,455,782
Loss from continuing operations per
weighted average share	$ (.02)	$ (.21)	$ (.38)	$ (.10)

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Earnings per Share (Continued)

During 2003, options to purchase 2,875,150 shares of common stock at prices ranging from $0.54 to $20.92 per share and warrants to purchase 192,000 shares of common stock at $12.56 per share were outstanding but were not included in the computation of earnings per share-assuming dilution because the Company incurred a loss from continuing operations during this period and inclusion would be anti-dilutive. The options expire between December 20, 2006, and September 8, 2013. The warrants expired unexercised on January 31, 2004.

During 2002, options to purchase 3,327,525 shares of common stock at prices ranging from $0.54 to $21.92 per share and warrants to purchase

300,000 shares of common stock at $12.56 per share were outstanding but were not included in the computation of earnings per share-assuming dilution because the Company incurred a loss from continuing operations during this period and inclusion would be anti-dilutive. The options expire between December 20, 2006 and November 19, 2012. Warrants for the purchase of 108,000 shares expired October 21, 2003 and warrants for the purchase of 192,000 shares expired unexercised on January 31 2004.

During the Transition Period, options to purchase 3,199,175 shares of common stock at prices ranging from $.54 to $21.92 per share and warrants to purchase 300,000 shares of common stock at $12.56 per share were outstanding but were not included in the computation of earnings per share-assuming dilution because the Company incurred a loss during this period and inclusion would be anti-dilutive. The options expire between December 20, 2006 and December 5, 2011. Warrants for the purchase of 108,000 shares expired October 21, 2003 and warrants for the purchase of 192,000 shares expired unexercised on January 31 2004.

During 2001, options to purchase 3,182,900 shares of common stock at prices ranging from $0.54 to $21.92 per share and warrants to purchase 300,000 shares of common stock at $12.56 per share were outstanding but were not included in the computation of earnings per share-assuming dilution because the Company incurred a loss from continuing operations before accounting changes during this period and inclusion would be anti-dilutive. The options expire between December 20, 2006, and April 2, 2011. Warrants for the purchase of 108,000 shares expired October 21, 2003 and warrants for the purchase of 192,000 shares expired unexercised on January 31 2004.

  Stock Based Compensation

The 1999 Employee Stock Incentive Plan ("1999 Plan") was approved by shareholders during March 1999. The 1999 Plan provides that an initial aggregate number of 1 million shares of common stock may be awarded or issued. The number of shares which may be awarded under the 1999 Plan have been adjusted for stock splits, and during 2003, 2002, the Transition Period and 2001 the total number of shares which may be awarded under the 1999 Plan were 4,500,000 shares. Under the 1999 Plan, the Board of Directors is authorized to award stock options to officers, employees and others.

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

The number of shares which may be awarded under the 1996 Plan have been adjusted for stock splits and rights offerings, and during 2003, 2002, the Transition Period and 2001, the total number of shares which may be awarded under the 1996 Plan were 3,478,746 shares. Under the 1996 Plan, the Board of Directors is authorized to award stock options, stock appreciation rights, restricted stock, and other stock-based incentives to officers, employees and others.

Options are generally exercisable in from one to four cumulative annual amounts beginning 12 months after the date of grant. Certain options granted may be exercisable immediately or begin vesting immediately. Option exercise prices are not less than 85 percent of the market value of the Company's common stock on the date of grant. Unexercised options generally terminate ten years after date of grant. The Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, in accounting for employee stock-based compensation and to provide the disclosures required under SFAS No. 123, Accounting for Stock Based Compensation. APB Opinion No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Company, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to or not less than 85 percent of the market value at the date of grant. However, APB Opinion No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. In contrast, SFAS No. 123 requires recognition of compensation expense for grants of stock, stock options, and other equity instruments, over the vesting periods of such grants, based on the estimated grant-date fair values of those grants.

On December 22, 2003, the Company announced the successful completion of the first phase of its stock option exchange offer. A total of 757,000 options with an average exercise price of approximately $19 were tendered by employees and then cancelled by the Company in exchange for the future issuance of options at a one-for-two ratio. New options will be issued in the final phase of the exchange offer on or after June 23, 2004 at the then current market price to employees and directors who are employed by the Company or serve as directors of the Company from the acceptance date through the date that the new options are granted. As of March 5, 2004, the Company anticipates issuing 341,000 options associated with the exchange.

During 2002, the Company awarded 50,000 restricted shares of common stock which vested over a one-year period. During 2000, the Company awarded 60,000 options to consultants. Certain of these shares under option vest over a four-year period. Presented below is a summary of

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Stock Based Compensation (Continued)

compensation expense (income) recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations.
			Three Months
	Year Ended	Year Ended	Ended	Year Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Sept. 30,
(Dollars in thousands)	2003	2002	2001	2001
SFAS 123 - Consultants	$ 32	$ 49	$ 13	$ 51
Restricted stock	40	10	-	-
APB No. 25 - Variable stock options	-	-	-	(65)
Total compensation expense (income)	$ 72	$ 59	$ 13	$(14)

Presented below is a summary of the stock option plans' activity:
			Three Months
	Year Ended	Year Ended	Ended	Year Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Sept. 30,
	2003	2002	2001	2001
Shares under option, beginning	3,327,525	3,199,175	3,182,900	2,703,375
Granted	439,750	280,000	16,500	583,000
Exercised	(128,375)	(92,900)	(225)	(67,725)
Canceled	(763,750)	(58,750)	-	(35,750)
Shares under option, ending	2,875,150	3,327,525	3,199,175	3,182,900
Options exercisable	2,511,650	2,776,835	2,221,304	2,030,654
Remaining shares available for granting
of options	3,703,582	3,379,582	3,650,832	3,667,332
The weighted average exercise price is as follows:
			Three Months
	Year Ended	Year Ended	Ended	Year Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Sept. 30,
	2003	2002	2001	2001
Shares under option, beginning	$ 7.01	$7.15	$7.17	$7.85
Granted:
Exercise price equal to fair market
value at grant date	2.04	2.77	2.62	3.15
Exercised	1.72	1.19	1.78	1.03
Canceled	19.01	3.63	-	4.57
Shares under option, ending	3.29	7.01	7.15	7.17
Options exercisable, ending	3.45	6.60	6.30	6.66

The following table summarizes information for options outstanding and exercisable at December 31, 2003:

Options Outstanding Options Exercisable

		Weighted
		Average	Weighted		Weighted
Exercise		Remaining	Average		Average
Price		Contractual	Exercise		Exercise
Range	Number	Life	Price	Number	Price
$ 0.54-$ 0.76	309,475	3.5	$ 0.67	309,475	$ 0.67
$ 0.98-$ 1.33	559,375	5.0	$ 1.27	534,375	$ 1.29
$ 1.65-$ 2.03	638,550	7.4	$ 1.87	414,800	$ 1.82
$ 2.62-$ 3.42	681,250	7.2	$ 3.05	569,000	$ 3.07
$ 4.17-$ 4.56	400,000	5.2	$ 4.20	397,500	$ 4.20
$ 6.27-$ 9.25	37,500	6.3	$ 8.06	37,500	$ 8.06
$10.65-$12.96	189,000	6.5	$10.82	189,000	$10.82
$20.92	60,000	3.9	$20.92	60,000	$20.92
	2,875,150			2,511,650

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Stock Based Compensation (Continued)

The fair value of options granted, which is amortized to expense over the option vesting period in determining the pro forma impact, is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:
			Three Months
	Year Ended	Year Ended	Ended	Year Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Sept. 30,
	2003	2002	2001	2001
Expected life of option	5 yrs	5 yrs	5 yrs	5 yrs
Risk-free interest rate	2.35-3.37%	2.97-4.69%	4.26%	4.66-5.71%
Expected volatility of the Company's stock	93.4%	97%	97%	96.5%
Expected dividend yield on the Company's
stock	0%	0%	0%	0%

The weighted average fair value of options granted is as follows:
			Three Months
	Year Ended	Year Ended	Ended	Year Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Sept. 30,
	2003	2002	2001	2001
Fair value of each option granted	$ 1.48	$ 2.09	$ 1.97	$ 2.38
Number of options granted	439,750	280,000	16,500	583,000
Fair value of all options granted	$650,830	$585,200	$32,505	$1,387,540

In accordance with SFAS No. 123, the weighted average fair value of stock options granted is required to be based on a theoretical statistical model using the preceding Black-Scholes assumptions.

The weighted average fair value of restricted stock granted is as follows:
			Three Months
	Year Ended	Year Ended	Ended	Year Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Sept. 30,
	2003	2002	2001	2001
Fair value of each option granted	$ -	$ 1	$ -	$ -
Number of options granted	-	50,000	-	-
Fair value of all options granted	$ -	$50,000	$ -	$ -
  Equity in Holdings' Losses, Net of Tax

  The Company's proportionate share of losses, from holdings, net of tax, accounted for under the equity method is as follows:

			Three Months
	Year Ended	Year Ended	Ended	Year Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Sept. 30,
(Dollars in thousands)	2003	2002	2001	2001
Plug Power(A)	$ -	$(6,095)	$(2,460)	$(14,089)
SatCon(B)	-	(576)	(856)	(2,983)
	$ -	$(6,671)	$(3,316)	$(17,072)

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

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Gain (Loss) on Sale of Securities Available for Sale, Net

The Company sold shares of the following securities and recognized gains (losses) and proceeds as follows:

			Three Months
	Year Ended	Year Ended	Ended	Year Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Sept. 30,
(Dollars in thousands, except shares)	2003	2002	2001	2001
Plug Power
Shares sold	2,000,000	35,000	-	-
Proceeds	$10,251	$ 163	$ -	$ -
Gross gain on sales	$ 6,698	$ 91	$ -	$ -

SatCon
Shares sold	773,600	313,900	-	-
Proceeds	$ 1,403	$ 392	$ -	$ -
Gross gain on sales	$ 785	$ -	$ -	$ -
Gross loss on sales	$ -	$ (95)	$ -	$ -

Beacon Power
Shares sold	-	4,410,797	-	-
Proceeds	$ -	$ 310	$ -	$ -
Gross loss on sales	$ -	$(440)	$ -	$ -

Total net gain (loss) on sales	$ 7,483	$(444)	$ -	$ -

  Gain on Sale of Holdings, Net

The Company sold shares of the following equity holdings and recognized gains (losses) and proceeds as follows:
			Three Months
	Year Ended	Year Ended	Ended	Year Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Sept. 30,
(Dollars in thousands, except shares)	2003	2002	2001	2001
Plug Power
Shares sold	-	1,165,000	-	1,710,000
Proceeds	$ -	$ 9,059	$ -	$35,717
Gross gain on sales	$ -	$ 6,291	$ -	$31,009

SatCon
Shares sold	-	212,500	-	500,000
Proceeds	$ -	$ 910	$ -	$ 2,125
Gross gain on sales	$ -	$ 78	$ -	$ -
Gross loss on sales	$ -	$ -	$ -	$(2,171)

Total net gain on sales	$ -	$ 6,369	$ -	$28,838

  Share Exchange Transaction

  On December 20, 2002, the Company and First Albany Companies Inc.

  ("FAC") completed a share exchange transaction whereby 8 million shares of the Company's common stock owned by FAC were exchanged for 2,721,088 shares of Plug Power common stock owned by the Company. As a condition of the exchange, FAC agreed not to sell its remaining shares of the Company's common stock for two years. The Company recorded a gain on the exchange transaction of $8,006 thousand and recorded treasury stock at a cost of $13,606 thousand.

  As a result of the transaction, effective December 20, 2002, the Company was no longer required to account for its remaining holdings in Plug Power under the equity method of accounting. Under the equity method of accounting, the Company was required to report its proportionate share of Plug Power's financial results.

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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

The cost of the plan was $187, $150, $35 and $116 thousand for 2003, 2002, the Transition Period, and 2001, respectively.
  Commitments and Contingencies

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

Ling Electronics, Inc.

On July 8, 2003, Donald R. Gilillard, Sharon Gilillard, Vernon Dunham and Jean Dunham, owners of 4890 E. La Palma Avenue, Anaheim, CA 92870 ("Plaintiffs"), the former location of Ling Electronics, Inc. ("Ling"), filed suit in the Superior Court of California for Orange County against SatCon Power Systems, Inc., a subsidiary of SatCon Technology Corporation, and the Company. In September 2003, SatCon and the Company filed a joint answer to the complaint.

The Complaint alleges breach of the lease and, among other things, Ling's failure to maintain and repair the premises. Ling was a subsidiary of the Company until it was sold to SatCon Technology Corporation in 1999. The Plaintiffs allege that the correction and repair of the various breaches by SatCon and the Company of their obligations under the lease will exceed $400,000. The building was leased from 1983 through lease expiration in 2003. The Company remained as a guarantor on the lease after the sale of Ling to SatCon.

The Company believes the claims have no merit and intends to defend them vigorously. The Company cannot predict the outcome of the claims nor reasonably estimate a range of possible loss given the current status of the litigation. Accordingly, no amounts have been reserved for this matter.

Leases

The Company and its subsidiaries lease certain manufacturing, laboratory and office facilities. The leases generally provide for the Company to pay either an increase over a base year level for taxes, maintenance, insurance and other costs of the leased properties or the Company's allocated share of insurance, taxes, maintenance and other costs of leased properties. The leases contain renewal provisions.

Future minimum rental payments required under non-cancelable operating leases are (dollars in thousands): $620 in 2004; $561 in 2005, $441 in

2006, $316 in 2007, $316 in 2008, and $289 thereafter. Rent expense under all leases was $636, $536, $134 and $453 thousand for 2003, 2002, the Transition Period, and 2001, respectively. Contingent rent included in the rent expense amounts was $46, $31, $8 and $9 thousand for 2003, 2002, the Transition Period, and 2001, respectively.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Commitments and Contingencies (Continued)

Warranties

Below is a reconciliation of changes in product warranty liabilities at December 31:

(Dollars in thousands)	2003	2002
Balance, beginning of period	$ 54	$ 81
Accruals for warranties issued	55	54
Accruals related to pre-existing warranties (including
changes in estimates)	(66)	(66)
Settlements made (in cash or in kind)	(15)	(15)
Balance, end of period	$ 28	$ 54

Licenses

The Company licenses, on a non-exclusive basis, certain Direct Methanol Fuel Cell ("DMFC") technology from Los Alamos National Laboratory. Under this agreement, the Company is required to pay future minimum annual license fees of (dollars in thousands): $200 in 2004 and $250 in 2005. Once products are being sold, royalties will be based on 2% of the first $50 million of net sales, 1% on net sales in excess of $50 million but less than $100 million and .5% on net sales in excess of $100 million. License payments made in any year can be applied against royalties due and total annual fees in any year shall not exceed $1 million.

Employment Agreements

The Company has employment agreements with certain employees that provide severance payments and accelerated vesting of certain options upon termination of employment under certain circumstances, as defined in the applicable agreements. As of December 31, 2003, the Company's potential minimum obligation to these employees was approximately $786 thousand.

Guaranty of Subsidiary Funding

In connection with the Strategic Alliance Agreement between MTI Micro and Gillette, the Company guaranteed additional investments in its subsidiary, MTI Micro, of up to $20 million before September 19, 2005, if other sources of funding are not available. Immediately prior to the Gillette transaction closing, the Company invested $11 million ($7.4 million in cash and $3.6 million through the conversion of a loan receivable to equity) of its $20 million commitment in MTI Micro common stock. In October 2003, a related party invested $1 million in MTI Micro common stock. The Company's remaining investment guaranty is $8 million as of December 31, 2003.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Commitments and Contingencies (Continued)

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

On October 29, 2003, Jeong Kim, a member of the board of directors of MTI Micro, invested $1 million in MTI Micro (see Note 3).

On September 19, 2003, Gillette invested $1 million in MTI Micro pursuant to a strategic alliance agreement (see Notes 3 and 24).

On December 20, 2002, as a condition of the agreement to exchange 8 million shares of the Company's common stock owned by FAC for 2,721,088 shares of the Plug Power common stock owned by the Company, FAC agreed not to sell its remaining shares of the Company for two years ("lock-up agreement")(see Note 17). MTI waived this lock-up agreement in late December 2002 to permit FAC to gift shares.

During the twelve months ended December 31, 2002, FAC sold 662,705 shares of the Company's common stock in the public markets. FAC owns 2,991,040 shares or approximately 10.78% of the Company's common stock at December 31, 2003.

In July 2001, Dupont invested $1.5 million worth of cash and prepaid materials in MTI Micro in connection with the establishment of a strategic partnership. Additionally, in November 2001, Dupont invested another $295 thousand in MTI Micro (see Note 3).

In July 2001, MTI Micro entered into a Joint Venture Agreement with Dupont, a minority shareholder in MTI Micro, solely to undertake a research and development program funded by the Advanced Technology Program ("ATP") of the National Institute of Standards and Technology ("NIST"). As the program administrator, MTI Micro submits all bills from Dupont to NIST for payment. In connection with NIST billings, as of December 31, 2003 and 2002, the Company has a liability to Dupont for approximately $47 and $173 thousand. The Company also purchases materials from Dupont; such purchases totaled $190, $29, $5 and $2 thousand in 2003, 2002, the Transition Period and 2001, respectively. The Company has a liability for materials purchases to Dupont as of December 31, 2003 and 2002 of $1 and $17 thousand, respectively. These liabilities are included in the financial statement line "Accrued liabilities - related parties."

In April 2000, the Company entered into a management services agreement with First Albany Corporation, a wholly owned subsidiary of FAC, to provide certain services on a month-to-month basis. Under this agreement, FAC billed services to the Company (phone, network, postage, etc.) on a cost reimbursement basis. Billings under these agreements amounted to approximately $0, $11, $13 and $33 thousand for 2003, 2002, the Transition Period, and 2001, respectively.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Related Party Transactions (Continued)

The Company had an ownership interest in Beacon Power from 2000 to December 30, 2002. Associated with this ownership, the Company received approximately $183 thousand in preferred stock dividends from Beacon Power during fiscal 2001.

On September 28, 2001, the Company received 544,148 shares of Beacon Power Common Stock as a pro rata distribution by SatCon. The Company recognized a gain of $827 thousand on this dividend distribution.

On December 27, 2000, the Company entered into a Put and Call with FAC to provide independent credit support for repayment of the then outstanding KeyBank loan ("FAC Credit Enhancement") for which the Company paid a fee of $945 thousand. The FAC Credit Enhancement provided FAC with the option, if the price of Plug Power stock fell to $4 per share, to either purchase 6.3 million Plug Power shares pledged as collateral on the loan or take an assignment of KeyBank, N.A.'s rights under the $50 million Amended and Restated Credit Agreement. The FAC Credit Enhancement could be triggered in the event of a default and was amended on April 27, 2001, the original expiration date, to extend its expiration date to August 27, 2001. The Company paid a fee of $200 thousand for this amendment. The Company and FAC could renew the FAC Credit Enhancement on a monthly basis upon mutually agreeable terms. If the FAC Credit Enhancement expired, and was not replaced, prior to November 3, 2001, the loan would be immediately due and payable. Upon expiration of the FAC Credit Enhancement, mandatory repayments on any outstanding balance would be required if the Plug Power stock price fell below $20 per share. The FAC Credit Enhancement expired on August 27, 2001 and was not replaced since the Company amended and restated its Credit Agreement with KeyBank, N.A. on August 10, 2001, the $10 million Credit Agreement. The new KeyBank, N.A. agreement did not require a credit enhancement.

On December 27, 2000, the Company entered into two bridge loan agreements with FAC. The first loan was for $945 thousand and was used to pay the purchase price for the FAC Credit Enhancement. The Company pledged 200,000 shares of Plug Power common stock as collateral. The second loan was for $5 million, $3 million of which was used to make a

December 27, 2000 principal loan repayment to KeyBank, N.A. and the remaining $2 million was available for working capital. The Company pledged 1 million shares of Plug Power common stock as collateral. Upon mutual agreement of FAC and the Company, the loans may be converted to equity prior to maturity. Both loans bore interest at the Prime Rate and both interest and principal were due on January 3, 2002. On March 30, 2001, the Company made a principal payment to FAC totaling $4 million. On April 30, 2001, the Company made principal and interest payments to FAC totaling $1.445 million and $.117 million, respectively, which reduced the Company's obligations on the FAC Bridge Loans to zero.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Discontinued Operations

The sale of the Company's Technology Division, the sole component of the

Technology segment, to NYFM, Incorporated (a wholly-owned subsidiary of

Foster-Miller, Inc., a Waltham, Massachusetts-based technology company) was completed on March 31, 1998. Accordingly, the Company no longer includes the Technology Division among its reportable business segments. The Technology Division has been reported as a discontinued operation since December 26, 1997. In exchange for the Technology Division's assets, NYFM, Incorporated (a) agreed to pay the Company a percentage of gross sales on an annual basis for a period of five years after the sale as follows: yearly combined gross sales (in excess of $2.5 million) multiplied by .13, .053, .027, for years one, two and three-to-five, respectively; (b) assumed approximately $40 thousand of liabilities; and

(c) established a credit for warranty work of approximately $35 thousand. The Company received approximately $21 thousand as contingent sales proceeds from NYFM, Incorporated in both 2003 and 2002. Those amounts are included in the financial statement line, "Income from discontinued operations."

During the third quarter of 2002, the Company reversed $358 thousand of the previously recorded loss on disposal of the Technology Division. The reversal included estimated reductions in warranty and accounts receivable reserves.

Discontinued operations consist of the following:
Three Months
	Year Ended	Year Ended	Ended	Year Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Sept. 30,
(Dollars in thousands)	2003	2002	2001	2001
Sales	$ -	$ -	$ -	$ -
Income from discontinued
operations before income tax	$ 21	$ 21	$ -	$ -
Income tax expense	(8)	-	-	-
Net income from discontinued
Operations	$ 13	$ 21	$ -	$ -
Gain on disposal of Division	$ -	$ 358	$ -	$ -
Income tax expense	-	(154)	-	-
Net gain on disposal of Division	$ 13	$ 225	$ -	$ -

There were no liabilities of the Company's discontinued operations as of December 31, 2003 and 2002.

  Geographic and Segment Information

The Company sells its products on a worldwide basis with its principal markets listed in the table below where information on product revenue and funded research and development revenue is summarized by geographic area for the Company as a whole:

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Geographic and Segment Information (Continued)

(Dollars in thousands)
			Three Months
	Year Ended	Year Ended	Ended	Year Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Sept. 30,
Geographic Area	2003	2002	2001	2001
Product revenue:
United States	$4,602	$4,527	$1,095	$6,382
Europe	227	201	8	176
Japan	308	249	67	358
Pacific Rim	245	230	74	243
Israel	34	-	-	-
China	48	2	-	38
Canada	18	56	-	47
Rest of World	65	97	2	54
Total product revenue	5,547	5,362	1,246	7,298
Funded research and development revenue:
United States	2,311	1,573	90	-
Total revenue	$7,858	$6,935	$1,336	$7,298

Revenues are attributed to regions based on the location of the customers.

Total product revenues contributed by product lines and their percentage of total product revenues are shown below:

					Three Months
	Year Ended		Year Ended		Ended		Year Ended
	Dec. 31, 2003		Dec. 31, 2002		Dec. 31, 2001		Sept. 30, 2001
(Dollars in thousands)	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Test and Measurement
Instrumentation
Products:
Aviation	$ 2,931	52.85%	$ 2,816	52.52%	$ 436	34.97%	$1,485	20.35%
General Gaging	2,289	41.26	2,282	42.56	508	40.75	5,431	74.41
Semiconductor	327	5.89	264	4.92	302	24.28	382	5.24
Total	$ 5,547	100%	$ 5,362	100%	$1,246	100%	$7,298	100%

The Company operates in two business segments, New Energy and Test and Measurement Instrumentation. The New Energy segment is focused on commercializing direct methanol micro fuel cells. The Test and Measurement Instrumentation segment designs, manufactures, markets and services computer-based balancing systems for aircraft engines, high performance test and measurement instruments and systems, and wafer characterization tools for the semiconductor industry. The Company's principal operations are located in North America.

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

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Geographic and Segment Information (Continued)

In the Test and Measurement Instrumentation Segment, in 2003, the U.S. Air Force accounted for $2.261 million or 40.8% of product revenues; in 2002, the U.S. Air Force accounted for $1.854 million or 34.6% of product revenues and ASML accounted for $.546 million or 10.2% of product revenues; in the Transition Period the U.S. Air Force accounted for $.349 million or 28% of product revenues; and in 2001, ASML accounted for $3.616 million or 49.5% of product revenues.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items and items like income taxes or unusual items, which are not allocated to reportable segments. The reconciling items column includes minority interests in a consolidated subsidiary and income tax allocation to equity in holdings' losses. In addition, segments' non-cash items include any depreciation and amortization in reported profit or loss. The New Energy segment figures include the Company's micro fuel cell operations, equity securities of Plug Power, SatCon and Beacon Power, and the results of the Company's equity method of accounting for certain holdings. The results for Plug Power and SatCon were derived from their published unaudited quarterly and audited annual financial statements.

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
(Dollars in thousands)		Test and
		Measurement		Reconciling	Consolidated
Year Ended December 31, 2003	New Energy	Instrumentation	Other	Items	Totals
Product revenue	$ -	$ 5,547	$ -	$ -	$ 5,547
Funded research and
development revenue	2,311	-	-	-	2,311
Research and product
development expenses	7,283	1,065	-	-	8,348
Selling, general and
administrative expenses	2,195	1,563	2,079	-	5,837
Impairment losses	(418)	-	-	-	(418)
Segment (loss) profit from
continuing operations
before income taxes, equity
in holdings' losses and
minority interests	(309)	354	(1,776)	-	(1,731)
Segment (loss) profit	(309)	354	(1,094)	490	(559)
Total assets	52,875	1,926	11,037	-	65,838
Securities available for sale	44,031	-	-	-	44,031
Capital expenditures	544	43	483	-	1,070
Depreciation and amortization	282	101	216	-	599

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Geographic and Segment Information (Continued)
(Dollars in thousands)		Test and
		Measurement		Reconciling	Consolidated
Year Ended December 31, 2002	New Energy	Instrumentation	Other	Items	Totals
Product revenue	$ -	$ 5,362	$ -	$ -	$ 5,362
Funded research and
development revenue	1,573	-	-	-	1,573
Research and product
development expenses	5,655	960	-	-	6,615
Selling, general and
administrative expenses	1,935	1,741	1,275	-	4,951
Equity in holdings' losses	(11,221)	-	-	4,550	(6,671)
Impairment losses	(8,127)	-	-	-	(8,127)
Segment (loss) profit from
continuing operations
before income taxes, equity
in holdings' losses and
minority interests	(509)	110	(1,170)	-	(1,569)
Segment (loss) profit	(11,730)	110	4,241	418	(6,961)
Total assets	39,723	2,657	10,004	-	52,384
Securities available for sale	37,332	-	-	-	37,332
Capital expenditures	394	10	123	-	527
Depreciation and amortization	216	142	234	-	592

Three Months Ended December 31, 2001
Product revenue	$ -	$ 1,246	$ -	$ -	$ 1,246
Funded research and
development revenue	90	-	-	-	90
Research and product
development expenses	776	285	-	-	1,061
Selling, general and
administrative expenses	586	518	253	-	1,357
Equity in holdings' losses	(5,485)	-	-	2,169	(3,316)
Impairment losses	(15,433)	-	-	-	(15,433)
Segment (loss) profit from
continuing operations
before income taxes, equity
in holdings' losses and
minority interests	(16,909)	(326)	74	-	(17,161)
Segment (loss) profit	(22,394)	(326)	9,031	104	(13,585)
Total assets	47,074	2,529	6,745	-	56,348
Securities available for sale	5,734	-	-	-	5,734
Holdings, at equity	38,937	-	-	-	38,937
Capital expenditures	74	7	-	-	81
Depreciation and amortization	45	38	45	-	128

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Geographic and Segment Information (Continued)
(Dollars in thousands)		Test and
		Measurement		Reconciling	Consolidated
	New Energy	Instrumentation	Other	Items	Totals
Year Ended September 30, 2001
Product revenue	$ -	$ 7,298	$ -	$ -	$ 7,298
Research and product
development expenses	2,381	1,303	-	-	3,684
Selling, general and
administrative expenses	3,111	1,947	1,101	-	6,159
Equity in holdings' losses	(26,794)	-	-	9,722	(17,072)
Segment profit (loss) from
continuing operations
before income taxes, equity
in holdings' losses and
minority interests	32,024	650	(11,938)	-	20,736
Segment profit (loss)	5,230	650	(2,162)	123	3,841
Total assets	59,455	2,596	9,206	-	71,257
Securities available for sale	6,704	-	-	-	6,704
Holdings, at equity	47,197	-	-	-	47,197
Capital expenditures	704	44	570	-	1,318
Depreciation and amortization	57	170	1,534	-	1,761

The following table presents the details of "Other" segment (loss) profit:
			Three Months
	Year Ended	Year Ended	Ended	Year Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Sept. 30,
(Dollars in thousands)	2003	2002	2001	2001
Corporate and other (expenses) income:
Depreciation and amortization	$ (216)	$ (234)	$ (45)	$(1,534)
Interest expense	(7)	(46)	(15)	(1,970)
Interest income	105	102	29	384
Income tax benefit (expense)	661	5,032	8,957	(2,678)
Other (expense) income, net	(1,658)	(992)	105	3,636
Income from discontinued operations	21	379	-	-
Total (expense) income	$(1,094)	$4,241	$9,031	$(2,162)

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Cash Flows - Supplemental Information
			Three Months
	Year Ended	Year Ended	Ended	Year Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Sept. 30,
(Dollars in thousands)	2003	2002	2001	2001
Non-Cash Investing and Financing Activities:
Additional holdings and paid-in-capital
resulting from other investors'
investments in Plug Power stock	$ -	$ 717	$ 219	$14,464

Additional holdings and paid-in-capital
resulting from other investors' activity
in SatCon stock	-	(150)	2,795	4,175

Additional paid-in-capital resulting from
stock option exercises treated differently
for financial reporting and tax purposes	223	55	-	184

Holdings in Beacon Power -
warrant exercise to convert derivative
asset to common stock	-	-	-	8,500

Contingent obligation to common stock
warrant holders	-	-	(124)	1,210

Change in investment and paid-in-capital
resulting from other investors' activity
in MTI Micro stock	881	(28)	46	1,163

Prepaid material in exchange for investment
in subsidiary	3	(18)	-	750

Treasury stock from exchange of securities	-	(13,606)	-	-
Cash Payments:
Interest	$ 7	$ 48	$ 46	$ 2,144
Taxes (Tax Refunds), net	25	(112)	56	454

  Gillette Strategic Alliance and Issuance of Stock by Subsidiary

On September 19, 2003, MTI Micro entered into a Strategic Alliance Agreement with Gillette whereby MTI Micro, Gillette and Gillette's Duracell business unit will seek to jointly develop and commercialize micro fuel cell products to power low-power, hand-held, mass market, high volume, portable consumer devices.

The agreement provides for a multi-year exclusive relationship for the design, development and commercialization of a low power direct methanol micro fuel cell power system and a compatible fuel refill system. Pursuant to the agreement, MTI Micro will focus on the development of the direct methanol micro fuel cell and Gillette will focus on the development of the fuel refill. In addition, both MTI Micro and Gillette transferred and licensed from each other certain intellectual property assets, and both have the ability to earn royalties. This exchange has been accounted for as a nonmonetary transaction with no assets and no gains or losses being recorded as a result of the exchange.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Gillette Strategic Alliance and Issuance of Stock by Subsidiary (Continued)

Gillette purchased 1,088,278 shares of MTI Micro common stock at a price of $.92 per share for $1 million pursuant to an Investment Agreement. In addition to the foregoing referenced $1 million investment in MTI Micro common stock, Gillette may make additional investments of up to $4 million subject to agreed milestones. The Company has agreed to invest $20 million in MTI Micro during the first two years of the agreement if other sources of funding are not available. Immediately prior to the Gillette transaction closing, the Company invested $11 million ($7.4 million in cash and $3.6 million through the conversion of a loan receivable to equity), to develop direct methanol micro fuel cells, of its $20 million commitment in MTI Micro common stock. The Company's remaining investment guaranty is $8 million as of December 31, 2003.

  Subsequent Events

Private Placement

On January 29, 2004, we issued to Fletcher International, Ltd., or Fletcher, in a private placement (1) 1,418,842 shares of our common stock for an aggregate purchase price of $10 million, or $7.048 per share, and (2) rights to purchase up to an additional $26 million of our common stock and in certain instances up to 3,000,000 shares of Plug Power common stock owned by us, which rights are referred to herein as the additional investment rights. We intend to use the proceeds of the private placement primarily to support the operations of MTI Micro and other general corporate purposes. We agreed to file with the SEC a registration statement within thirty (30) days following such issuance to permit Fletcher to re-sell the shares of our common stock issued to Fletcher and any shares of our common stock that Fletcher may acquire in the future upon exercise of its additional investment rights or upon the occurrence of certain other events. We filed such registration statement with the SEC on February 3, 2004.

Additional Investment Rights

The additional investment rights provide Fletcher with the right, but not the obligation, to purchase up to an additional $8 million of our common stock at any time prior to ninety business days after the effective date of the registration statement, at a price per share equal to $7.048. In addition, in the event Fletcher exercises in full such $8 million investment right, Fletcher shall have the right, but not the obligation, to purchase, in a single purchase or multiple purchases, up to an additional $18 million of our common stock at any time prior to December 31, 2006, which date may be extended in the event that we have not satisfied our contractual obligations with respect to the registration for resale of common stock issued or issuable to Fletcher. If Fletcher exercises such rights prior to December 31, 2005, the investment shall be at a per share price equal to $7.048.

After December 31, 2005 (including during any extension of the original investment term), the investment right shall be at a price per share equal to the lesser of $7.048 and the prevailing price of our common stock as of five business days prior to the delivery of the exercise notice. As used herein, a prevailing price is the average of the daily volume-weighted

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Subsequent Events (Continued)

average price per share of common stock during the sixty-business-day period ending three days prior to the date Fletcher elects to exercise such right, provided however that the price may not exceed the average of the daily volume-weighted average prices for any ten business days within such sixty-business-day period. Each of the above referenced per share exercise prices for the additional investment rights is subject to adjustment as described below under "Adjustment Provisions."

The table below illustrates the number of shares Fletcher would receive upon exercise of its $18 million additional investment right during 2006 assuming that the price of our common stock at the time of exercise is as set forth in the table. The closing price per share of our common stock on March 5, 2004 was $6.08 per share. Note that our agreement with Fletcher provides that the maximum number of shares we could potentially issue to Fletcher is 11,107,214 shares, and hence the number of shares issuable if our stock price is $1.50 reflects the difference between (x) such maximum number and (y) the sum of (A) 1,418,842 (representing the shares issued to Fletcher on January 29, 2004) and (B) the number of shares issued in connection with Fletcher's exercise of the first $8 million of additional investment rights.

Shares Issuable in
Exchange for $18
MTI price	Million Investment
$6.00	3,000,000
$4.50	4,000,000
$3.00	6,000,000
$1.50	8,553,298

Plug Power Shares

At the time of the consummation of the private placement, we deposited into escrow 3,000,000 shares of common stock of Plug Power owned by us. Commencing immediately after the SEC declares effective the registration statement relating to shares of our common stock that Fletcher owns or may acquire, 250,000 of such shares will be released from escrow to us, on a monthly basis, in the event that on any day during such month, the prevailing price of our common stock exceeds $6.343 (which price may be adjusted to reflect stock splits, recombinations, stock dividends or the like). If Fletcher does not exercise its right to purchase the first additional $8 million of our common stock, all of such Plug Power shares shall be released from escrow to us. If, however, Fletcher does exercise such right, then at any time during the month of June 2005, Fletcher may purchase from us a number of shares of Plug Power common stock equal to $10,000,000 divided by the prevailing price per share of Plug Power common stock, but only to the extent of the number of shares remaining in escrow.

The exercise price for the Plug Power investment right is $10,000,000 less the positive difference between $18,000,000 and the product of the sum of 1,418,842 and the quantity of shares purchased in the exercise of the first $8 million of additional investment rights multiplied by the prevailing price per share of our common stock on the date Fletcher elects to exercise such right, all divided by the quotient obtained by

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Subsequent Events (Continued)

dividing 10,000,000 by the prevailing price of Plug Power common stock on the date Fletcher elects to exercise such right.

As a result of this exercise price calculation, we may be required to sell shares of Plug Power at a discount to prices we would otherwise obtain in sales at market prices. The table below illustrates such potential discounts based on assumed decreases in our stock price from $6.00 (which, for the purposes of this illustration, serves as an approximation of the price of our common stock as of the date we filed this Form 10-K), and an assumed price of Plug Power stock at the time of exercise. Note that Fletcher's right to purchase Plug Power shares is conditioned on the exercising of Fletcher's first $8 million of additional investment rights.

	Assumed	Effective	Percentage
MTI	Plug	Exercise	Discount	Plug Shares	Proceeds to
Price	Price	Price	to Market	Purchased	MTI
$6.00	$7.00	$5.13	27%	1,428,571	$7,323,496
$4.50	$7.00	$2.44	65%	1,428,571	$3,492,622
$3.00	$7.00	$ -	100%	1,428,571	$ -
$1.50	$7.00	$ -	100%	1,428,571	$ -

Adjustment Provisions

Our agreement with Fletcher also provides that we may be required to issue additional shares to Fletcher, reduce the exercise prices described above for the additional investment rights and/or extend the investment term upon the occurrence of certain events (each as more fully described below) including:

- a restatement of our financial results,

- a change in control of our company,

- a future issuance of our capital stock at a price less than

$7.048, or

- our failure to maintain the effectiveness of the registration statement relating to shares of our common stock that Fletcher owns or may acquire, as well as our failure to satisfy the other requirements relating to registration.

Restatement. In the event we restate any portion of our financial statements prior to January 29, 2005, or prior to the first anniversary of the closing of any additional investment, as the case may be, the exercise price for the additional investment rights will be adjusted to equal the prevailing price of our common stock sixty days after we restate our financial statements. In addition, with respect to any investments made prior to the time of the restatement, Fletcher will receive additional shares of common stock such that all such investments will have been effectively made at such adjusted exercise price.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Subsequent Events (Continued)

Change in Control. In the event of a change of control of our company prior to sixty days after the expiration of the additional investment term, we may have to issue additional shares of our common stock to Fletcher and the additional investment rights (including the right to purchase the Plug Power shares) may be accelerated. If the consideration per share paid to our shareholders in the change of control transaction is less than twice the amount of the price per share paid by Fletcher for any of its investments pursuant to the agreement with Fletcher or the certificate of additional investment rights, then we must issue to Fletcher a number of shares of our common stock such that all of its investments will have been effectively made at a price per share equal to such per share change of control consideration multiplied by 0.5. In addition, if our shareholders have not approved the transaction with Fletcher prior to a change of control of our Company, Fletcher may make a net basis settlement with respect to its additional investment rights. The mechanics of a net basis settlement are described below under "Net Basis Settlement."

Dilutive Issuances. If on or prior to December 31, 2004 we issue any equity securities at a price below $7.048, then we must issue to Fletcher a number of additional shares to reflect the number of shares it would have acquired if its purchase price was such lower price and adjust the exercise price for the additional investment rights to such lower price. In addition, if after December 31, 2004 and prior to January 1, 2006 we issue any equity securities at a price below $7.048, the exercise price for the additional investment rights shall be adjusted to provide Fletcher "weighted average" anti-dilution protection and we must issue to Fletcher a number of additional shares such that all prior investments will have been effectively made at such adjusted exercise price.

Registration Obligations. In the event we fail to satisfy our contractual obligations to register for resale shares of common stock issued or issuable to Fletcher, then we must issue to Fletcher a number of additional shares to reflect the number of shares it would have acquired if its purchase price was based on the actual exercise price reduced by five percent for each month in which we fail to satisfy our obligations and adjust the exercise price for the additional investment rights to such lower price. In addition, such failure will result in an extension of the investment term for each day we fail to satisfy our registration obligations. These registration obligations include, among other things, maintaining the effectiveness of the registration statement filed on February 3, 2004, and registering for resale all shares that may be issued to Fletcher.

Net Basis Settlement

We are obligated under the agreement with Fletcher to seek shareholder approval of the issuance of more than 19.99 percent of our common stock pursuant to our transactions with Fletcher. In the event we do not obtain such shareholder approval, or in the event a change in control of our Company occurs prior to obtaining such shareholder approval, and as a result of the exercise of the additional investment rights, we would have

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Subsequent Events (Continued)

issued more than 19.99 percent of our common stock, Fletcher will be entitled to a "net basis settlement", whereby it receives a certain number of shares of common stock, without any cash payment by Fletcher, representing the difference between the market value of the additional investment rights as of three business days prior to the date Fletcher elects to exercise such additional investment rights and the investment purchase price. Such number of shares shall equal the quotient obtained by dividing "X" by the closing price of our common stock on the date three days prior to Fletcher exercising an additional investment right (such price is referred to herein as the net basis price), where "X" is the product of (1) the additional investment amount, divided by the additional investment exercise price, multiplied by (2) the amount by which the net basis price exceeds the additional investment exercise price.

Other

The agreement also provides Fletcher certain other rights including, but not limited to, indemnification rights with respect to (1) breaches of representations, warranties and covenants contained in the agreements with Fletcher, and (2) misstatements in or omissions from the prospectus and the registration statement relating to shares of our common stock that Fletcher owns or may acquire.

Placement Fees

In connection with the private placement, in February 2004 the Company paid placement fees of $600 thousand to Chicago Investment Group LLC and issued a warrant to purchase 28,377 shares of the Company's common stock at an exercise price of $10.572 per share. The warrant may not be exercised until February 5, 2005 and expires on February 5, 2006.

Sales of Available for Sale Securities

From January 1 through March 5, 2004, the Company sold available for sale securities as follows:

(Dollars in thousands)
Company	Number of Shares Sold	Net Proceeds from Sales
Plug Power	380,000	$3,773