Form 10-K/A
period 2003-12-31
MECHANICAL TECHNOLOGY INC
filed 2004-04-29
CIK 64463

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐ *

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendment to this Form 10-K/A. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting Registrant's common stock held by non-affiliates of the Registrant on June 30, 2003 (based on the last sale price of $3.10 per share for such stock reported by NASDAQ for that date) was approximately $65,436,028.

As of April 28, 2004, the Registrant had 29,224,666 shares of common stock outstanding.

*Please see the Explanatory Note below.

DOCUMENTS INCORPORATED BY REFERENCE: None

EXPLANATORY NOTE

This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.  This Form 10-K/A is filed with the Securities and Exchange Commission (the "Commission") solely for the purpose of including information that was to be incorporated by reference from the Registrant's definitive proxy statement pursuant to Regulation 14A of the Securities Exchange Act of 1934.  The Registrant will not file its proxy statement within 120 days of its fiscal year ended December 31, 2003 and is therefore amending and restating the following items contained herein in their entirety.

PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Executive Officers and Other Key Employees

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

TERMS OF DIRECTOR NOMINEES AND INCUMBENT DIRECTORS

Certain information regarding our current Board of Directors is set forth below. The Board of Directors has nominated Steven Fischer, Dr. Walter Robb and Dr. Beno Sternlicht to serve three-year terms, expiring in 2007 and expects to recommend that our shareholders vote for the election of such persons. Dennis O'Connor is beginning the third year of a three-year term, expiring 2005. Dale Church, Edward Dohring and David Eisenhaure are beginning the second year of three-year terms, expiring in 2006.

CERTAIN INFORMATION REGARDING DIRECTOR NOMINEES

Mr. Fischer, 60, a Director and Chairman of the Audit Committee since September 12, 2003 and a Director of MTI MicroFuel Cells Inc. since March 4, 2004, was President and Chief Executive Officer of Urbach Kahn & Werlin Advisors, Inc. from 1985 until December 31, 2001 and since January 1, 2002 has been Chairman of Urbach Kahn & Werlin Advisors, Inc., which is a Centerprise Advisors, Inc. company, and a former member of the board of directors of Centerprise, which is ranked among the 15 largest professional service firms in the United States; he is also a former Chairman and current board member of Urbach Kahn & Werlin LLP, Certified Public Accountants and a former Chairman and board member of Urbach Hacker Young International, the entity responsible for international services to firm clients, which he co-founded and which currently has more than 4,200 employees in 46 countries worldwide.

Dr. Robb, 76, a Director since 1997, has been a management consultant and President of Vantage Management, Inc., since 1993. Prior to that, Dr. Robb was with General Electric Company ("GE") in a number of executive positions. He was Senior Vice President for Corporate Research and Development from 1986 until his retirement on December 31, 1992, directing the GE Research and Development Center, one of the world's largest and most diversified industrial laboratories, and serving on GE's Corporate Executive Council. He served on the Board of Directors of Plug Power Inc., from 1997 through October 9, 2002, and is a Director of Celgene Corp. and a number of privately owned companies.

Dr. Sternlicht, 76, a Director since 1996 and a co-founder of the Company, is also a Director of MTI MicroFuel Cells Inc. and a Director of MTI Instruments, Inc., has been President of Benjosh Management Assoc., a management firm in New York City, since 1976; President of AMEAST Corporation, a consulting and trading corporation, since 1974; and President of Arben International, LLC, a distribution and manufacturing firm for products for the furniture and home décor industry, with offices in Russia, China and the United States, since 1994. He has also served as Chairman of the Board of Comfortex Corp., a window shade developer and manufacturer, from 1992 until its sale to Hunter Douglas in 1999, and currently serves as shareholder representative to the board of directors of Hunter Douglas. Dr. Sternlicht was a Director of the Company from 1961 to 1992, and prior to 1985 held the position of Technical Director and Board Chairman. Dr. Sternlicht was one of the founders of VITA (Volunteers in Technical Assistance), and has served on various advisory committees of NASA, the Department of Energy and the Commerce Department under Presidents Carter, Reagan and Bush, and served as an Advisor on Energy to the People's Republic of China, Israel and India.

CERTAIN INFORMATION REGARDING INCUMBENT DIRECTORS

Mr. Church, 64, a Director since 1997 became the Chief Executive Officer and Chairman of the Board on October 22, 2002. Mr. Church is a Director of MTI Instruments, Inc. and became Chairman of the Board of MTI MicroFuel Cells Inc. on October 22, 2002. Mr. Church has practiced law in private practice, government, and corporate environments for over 30 years with specialties in U.S. and international government contracting, developing companies, mergers and acquisitions, and joint ventures. He has been the Chief Executive Officer of Ventures & Solutions LLC since 1996, was the Chairman and CEO of Intelligent Inspection Corporation from 1999 to April 2003, and was a partner in the law firm of McDermott, Will & Emery from 1993 to 1997. He served as General Counsel to the American Electronics

Association from 1994 to 1998. His previous experience includes working for the U.S. Government's Central Intelligence Agency and Department of Defense and as corporate counsel to establish several companies in the Silicon Valley of California. He is a Director of the National Defense Industrial Association and is a director of various private corporations.

Mr. Dohring, 70, is currently Chairman of the Board of MTI Instruments, Inc. where he served as President from April 1, 2000 to April 5, 2002, and has been a Director of the Company since 1997. Mr. Dohring retired on December 31, 1998 from Silicon Valley Group, Inc. ("SVG") where he had been Vice President since July 1992 and President of its SVG Lithography Systems, Inc. ("SVGL") unit since October 1994. From June 1992 to October 1994, he served as President of SVG's Track Systems Division. He joined SVG from Rochester Instrument Systems, Inc., where he served as President from April 1989 to June 1992. He also held management positions with General Signal, CVC Products, Bendix, Bell & Howell and Veeco Instruments. He is a member of the Board of Directors of Tegal Corporation, and has served as a director of Semiconductor Equipment & Materials International (SEMI) and International Disc Equipment Manufacturers Association (IDEMA).

Mr. Eisenhaure, 58, a Director since 2000, has served as President, Chief Executive Officer and Chairman of the Board of Directors of SatCon Technology Corporation ("SatCon") since 1985. Prior to founding SatCon, Mr. Eisenhaure was associated with the Charles Stark Draper Laboratory, Incorporated, from 1974 to 1985, and with its predecessor, the Massachusetts Institute of Technology's Instrumentation Laboratory, from 1967 to 1974. In addition to his duties at SatCon, Mr. Eisenhaure holds an academic position at the Massachusetts Institute of Technology, serving as a lecturer in the Department of Mechanical Engineering. Mr. Eisenhaure became a Director of the Company when he was selected by SatCon as its designee on the Company's Board of Directors pursuant to the agreements entered into in connection with the October 1999 transactions between SatCon and the Company whereby the Company sold its subsidiary,

Ling Electronics, to SatCon and agreed to invest approximately $7 million in SatCon. He is also a member of the Board of Directors of Implant Sciences Corp.

Mr. O'Connor, 64, a Director since 1993, is a registered patent attorney, and from 1984 until his retirement in June 2000, was the Director of New Products and Technology for Masco Corporation, a diversified manufacturer of building, home improvement, and other specialty products for the home and family.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the SEC initial reports of ownership of the Company's common stock and other equity securities on a Form 3 and reports of changes in such ownership on a Form 4 or Form 5. Officers, directors and 10% shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the Company's records and written representations by the persons required to file such reports, all filing requirements of Section 16(a) were satisfied with respect to the Company's most recent calendar year, except that on March 3, 2004, an amended Form 4 was filed for Dr. Shimshon Gottesfeld reflecting the purchase of 15,000 shares of Company common stock on June 28, 2002 by his wife. Dr. Gottesfeld disclaims beneficial ownership of such shares.

The Company will provide to any person without charge, upon request, a copy of the Company's Code of Ethics applicable to all employees, officers and directors of the Company. Requests should be made in writing and sent to MTI Investor Relations, 431 New Karner Road, Albany, New York 12205.

Code of Ethics

The Company has adopted a Code of Ethics for employees, officers and directors. The Code of Ethics was filed on March 10, 2004 as Exhibit 14.1 to the Company's Form 10-K for the year ended December 31, 2003. A copy may be obtained at no charge by written request to the attention of the Secretary of the Company at 431 New Karner Road, Albany, New York 12205. A copy of the Code of Ethics is also available on the Company's website at www.mechtech.com.

ITEM 11: EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information concerning the annual and long-term compensation for services rendered to the Company for the years ended December 31, 2003, 2002 and 2001, of those persons who were at December 31, 2003 (i) the

Chief Executive Officer of the Company and (ii) the four most highly compensated executive officers or key employees (collectively, the "Named Employees"):

SUMMARY COMPENSATION TABLE
		ANNUAL COMPENSATION		LONG-TERM COMPENSATION
	TWELVE				SECURITIES
	MONTH			RESTRICTED	UNDERLYING	ALL
NAME AND	FISCAL			STOCK	OPTIONS	OTHER
PRINCIPAL POSITION	PERIOD ENDED	SALARY	BONUS	AWARD	(#)	COMPENSATION
Dale W. Church,	12/31/2003	$240,000	$ -	$ -	124,667[2]	$ 6,240[5]
Chief Executive Officer	12/31/2002[1]	$ 23,077	$ -	$50,000[4]	70,000[3]	$ -
Dr. William P. Acker,	12/31/2003	$200,000	$ -	$ -	166,667[7]	$ 8,000[5]
President and CEO	12/31/2002	$193,750	$ -	$ -	83,334[7]	$ 6,827[5]
MTI MicroFuel Cells Inc.	12/31/2001[6]	$175,000	$ 75,000	$ -	-	$ 2,827[5]
Denis P. Chaves,	12/31/2003	$190,241	$ 25,000	$ -	15,000[8]	$ 7,610[5]
Vice President and	12/31/2002	$177,585	$ -	$ -	-	$ 7,103[5]
General Manager	12/31/2001[6]	$170,000	$ 22,500	$ -	-	$ 6,800[5]
MTI Instruments, Inc.
Dr. Shimshon Gottesfeld,	12/31/2003	$180,000	$ 20,000	$ -	100,001[7]	$ 5,400[5]
Vice President of R&D and	12/31/2002	$180,000	$ 40,000	$ -	16,667[7]	$ 7,772[9]
Chief Technology Officer	12/31/2001[6]	$180,000	$ 79,114[10]	$ -	-	$35,164[11]
MTI MicroFuel Cells Inc.
Alan J. Soucy,	12/31/2003	$296,539	$ 50,000	$ -	100,000[7]	$ 6,354[5]
Chief Operating Officer	12/31/2002[1]	$121,154	$ -	$ -	141,667[12]	$ -
MTI MicroFuel Cells Inc.

1 Represents compensation for a portion of the fiscal year based upon employment dates:

Mr. Church joined the Company as Chairman and Chief Executive Officer on October 22, 2002.
Mr. Soucy joined MTI MicroFuel Cells Inc. as Chief Operating Officer on August 5, 2002.

2 Represents 53,000 options to purchase shares of the Company's common stock and 71,667 options to purchase shares of common stock of MTI MicroFuel Cells Inc., a subsidiary of the Company.

3 Represents 45,000 options to purchase shares of the Company's common stock awarded under the Directors' Stock Option Program for services as a Director and 25,000 options to purchase shares of common stock of MTI MicroFuel Cells Inc., a subsidiary of the Company.

4 Represents 50,000 shares of restricted common stock of the Company valued at $1 per share based on the market price on the date of issue. The restrictions lapsed on October 22, 2003.

5 Represents Company matching contributions of $1.00 for each $1.00 contributed by the named individual to the Company's 401(k) Savings Plan up to a maximum of 4% of base salary.

6 In 2002, the Company changed its fiscal year-end from September 30 to December 31, effective with the calendar year beginning January 1, 2002. The compensation information for the twelve-month fiscal period ended December 31, 2001 includes the three-month transition period from October 1, 2001 to December 31, 2001 which preceded the start of fiscal 2002 and excludes the three-month period from October 1, 2000 to December 31, 2000.

7 Represents options to purchase common shares of MTI MicroFuel Cells Inc., a subsidiary of the Company.

8 Represents options to purchase shares of the Company's common stock.

9 Represents Company matching contribution of $4,846 to the 401(k) Savings Plan and $2,926 in moving expenses reimbursement.

10 Represents a $79,114 bonus for the purchase of 33,334 shares of Class A Preferred Stock of MTI MicroFuel Cells Inc., a subsidiary of the Company. The preferred stock was converted to common stock on a 1 for 1 basis during 2003.

11 Represents Company matching contributions of $4,292 to the Company's 401(k) Savings Plan, $20,216 in moving expenses paid by the Company and bonus for gross up of taxes for relocation expenses of $10,656.

12 Represents 50,000 options to purchase shares of the Company's common stock and 91,667 options to purchase shares of common stock of MTI MicroFuel Cells Inc., a subsidiary of the Company.

Option Grants Table

The following table sets forth information concerning individual grants of stock options to purchase the Company's Common Stock made to the Named Employees during 2003:

OPTION GRANTS IN 2003 TO PURCHASE THE COMPANY'S COMMON STOCK
________________Individual Grants________________
					Potential Realizable
					Value at Assumed
	Number of	Percentage			Annual Rates of
	Shares	Of Total			Stock Price
	Underlying	Options	Exercise		Appreciation for
	Options	Granted to	Price	Expiration	Option Term1
Name	Granted	Employees	(per share)	Date	5%($)	10%($)
Dale W. Church	30,0002	10.80%	$1.91	03/31/2013	$ 36,036	$ 91,321
	20,0003	7.20%	$1.91	03/31/2013	$ 24,024	$ 60,881
	3,0003	1.08%	$2.80	06/18/2013	$ 5,283	$ 13,387
Dr. William P. Acker	-	-	$ -	-	$ -	$ -
Denis P. Chaves	15,0004	5.40%	$2.02	04/16/2013	$ 19,056	$ 48,290
Dr. Shimshon Gottesfeld	-	-	$ -	-	$ -	$ -
Alan J. Soucy	-	-	$ -	-	$ -	$ -

1 Potential realizable value is based on the assumption that the common stock appreciates at the annual rate shown, compounded annually, from the date of grant until expiration of the 10-year term. These numbers are calculated based upon SEC requirements and do not reflect the Company's projection or estimate of future stock price growth. Potential realizable values are computed by multiplying the number of shares of common stock subject to a given option by the fair market value on the date of grant, assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table for the entire 10-year term of the option and subtracting from that the aggregate option exercise price.

2 Options vest on a two-year vesting schedule, fifty percent vesting on each anniversary of the date of grant.

3 100% exercisable at grant.

4 Options vest on a four-year vesting schedule, twenty-five percent vesting on each anniversary of the date of grant.

MTI MicroFuel Cells Inc., a subsidiary of the Company, also grants options to purchase shares of its common stock to officers, directors and employees of the Company. The following table sets forth information concerning individual grants of stock options to purchase MTI MicroFuel Cells Inc. Common Stock made to the Named Employees during 2003:

OPTION GRANTS IN 2003 TO PURCHASE MTI MICROFUEL CELLS INC. COMMON STOCK
________________Individual Grants________________
					Potential Realizable
					Value at Assumed
	Number of	Percentage			Annual Rates of
	Shares	of Total			Stock Price
	Underlying	Options	Exercise		Appreciation for
	Options	Granted to	Price	Expiration	Option Term1
Name	Granted	Employees	(per share)	Date	5%($)	10%($)
Dale W. Church	46,667	5.58%	$2.55	03/31/2013	$ 74,839	$189,657
	25,000	2.99%	$2.55	09/14/2013	$ 40,092	$101,601
Dr. William P. Acker	166,667	19.94%	$2.55	03/31/2013	$267,281	$677,342
Denis P. Chaves	-	-	$ -	-	$ -	$ -
Dr. Shimshon Gottesfeld	66,667	7.98%	$2.55	03/31/2013	$106,913	$270,938
	33,334	3.99%	$2.55	09/14/2013	$ 53,457	$135,471
Alan J. Soucy	50,000	5.98%	$2.55	03/31/2013	$ 80,184	$203,202
	50,000	5.98%	$2.55	09/14/2013	$ 80,184	$203,202

1 Potential realizable value is based on the assumption that the common stock appreciates at the annual rate shown, compounded annually, from the date of grant until expiration of the 10-year term. These numbers are calculated based upon SEC requirements and do not reflect the Company's projection or estimate of future stock price growth. Potential realizable values are computed by multiplying the number of shares of common stock subject to a given option by the fair market value on the date of grant, assuming that the aggregate stock value derived from that calculation compounds at the annual 5% or 10% rate shown in the table for the entire 10-year term of the option and subtracting from that the aggregate option exercise price.

AGGREGATED OPTION EXERCISES AND FISCAL YEAR-END OPTION VALUE TABLE

The following table sets forth certain information regarding stock options exercised during 2003 and held as of December 31, 2003 by the Named Employees of the Company.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES - MTI
			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options at		In-the-Money Options
			Year End (#)		at Year End ($)(2)
	Shares
	Acquired	Value
	On Exercise	Realized
Name	(#)	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Dale W. Church	-	$ -	213,000	30,000	$697,380	$106,800
Dr. William P. Acker	-	$ -	275,000	-	$259,500	$ -
Denis P. Chaves	25,000	$145,114	249,200	21,250	$991,906	$ 67,969
Dr. Shimshon Gottesfeld	-	$ -	37,500	12,500	$ 97,312	$ 32,438
Alan J. Soucy	-	$ -	25,000	25,000	$112,250	$112,250

(1) Represents the difference between the exercise price and the fair value of the Company's common stock on the date of exercise.

(2) Value is based on the closing sale price of the Company's common stock on the Nasdaq National Market on December 31, 2003, less the option exercise price.

MTI MicroFuel Cells Inc., a subsidiary of the Company, also grants options to purchase shares of its common stock to officers, directors and employees of the Company. The following table sets forth certain information regarding stock options exercised during 2003 and held as of December 31, 2003 by the Named Employees of the Company. There is no public market for MTI MicroFuel Cells Inc.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR

AND FISCAL YEAR-END OPTION VALUES - MTI MICROFUEL CELLS INC.
			Number of Securities
			Underlying Unexercised		Value of Unexercised
			Options at		In-the-Money Options
			Year End (#)		at Year End ($)
	Shares
	Acquired	Value
	On Exercise	Realized
Name	(#)	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable
Dale W. Church	-	$ -	48,333	48,334	$ -	$ -
Dr. William P. Acker	-	$ -	104,167	145,834	$ -	$ -
Denis P. Chaves	-	$ -	-	-	$ -	$ -
Dr. Shimshon Gottesfeld	-	$ -	20,834	95,834	$ -	$ -
Alan J. Soucy	-	$ -	58,333	133,334	$ -	$ -

(1) Represents the difference between the exercise price and the fair value of the Company's common stock on the date of exercise.

EMPLOYMENT AGREEMENTS

Mr. Dale W. Church, Chief Executive Officer, has an employment agreement with the Company that provides a base salary of $10,000 per month which was increased to $20,000 per month effective January 1, 2003. The agreement also provides for the grant of 50,000 shares of restricted stock which vested one year from his employment commencement date. He will also receive 100% of his base salary and benefits for six months if he is terminated without cause. This agreement continues unless modified.

Dr. William P. Acker, Chief Executive Officer and President of MTI MicroFuel Cells Inc. ("MTI Micro") has an employment agreement with MTI Micro that provides a base salary of $200,000. He will also receive 100% of his base salary and benefits for one year, subject to reduction for any amounts earned in other employment, if he is terminated without cause. This agreement continues unless modified.

Dr. Shimshon Gottesfeld, Vice President of Research and Development and Chief Technology Officer of MTI Micro has an employment agreement, effective March 4, 2004, for a 3 year term expiring on March 4, 2007. The agreement provides for a base salary of $250,000 per year. He will also receive 100% of his base salary for 6 months if he is terminated without cause or if he leaves employment for certain reasons as defined in the agreement.

Mr. Alan J. Soucy, Chief Operating Officer of MTI Micro has an employment agreement with MTI Micro that provides a base salary of $295,000. He will also receive 100% of his base salary for 6 months, subject to reduction for any amounts earned in other employment, if he is terminated without cause. This agreement continues unless modified.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of March 31, 2004 for:

  all persons known by us to own beneficially 5% or more of the common stock;

  each of our directors;
  the executive officers and key employees listed in the Summary Compensation Table; and
  all such directors and executive officers as a group.

	Shares Beneficially Owned1 _____________________________________________
Name of Beneficial Owner	Number2		Percent
First Albany Companies Inc.	2,991,040		10.24%
Fletcher International, Ltd.	2,699,786	3	8.86
Dr. William P. Acker	325,000	4	1.10
Denis P. Chaves	252,950	5	*
Dale W. Church	421,014	6	1.43
Edward A. Dohring	223,689	7	*
David B. Eisenhaure	53,000	8	*
Steven N. Fischer	27,000	9	*
Dr. Shimshon Gottesfeld	73,000	10	*
E. Dennis O'Connor	294,500	11	1.00
Dr. Walter L. Robb	259,300	12	*
Alan J. Soucy	25,000	13	*
Dr. Beno Sternlicht	928,531	14	3.16
All present Directors and Officers as a group (15 persons)	3,127,284	15	10.09

*Percentage is less than 1.0% of the outstanding common stock.

1 Unless otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned by the Shareholder. The address of First Albany Companies Inc. is 30 South Pearl Street, Albany, New York 12207. The address of Fletcher International, Ltd. is c/o Appleby Corporate Services (Bermuda) Ltd., Canon's Court, 22 Victoria Street, P.O. Box HM 1179, Hamilton HM EX, Bermuda. The address of all other listed shareholders is c/o Mechanical Technology Inc., 431 New Karner Road, Albany, New York 12205. This table does not include any beneficially owned shares of MTI MicroFuel Cells Inc., a subsidiary of the Company.

2 The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC and includes voting or investment power with respect to securities. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting power or investment power and includes any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after March 31, 2004, through the exercise of any warrant, stock option or other right. The inclusion in this proxy statement of such shares, however, does not constitute an admission that the named shareholder is a direct or indirect beneficial owner of such shares. The number of shares of common stock outstanding used in calculating the percentage for each listed person includes the shares of common stock underlying options held by such person, which are exercisable within 60 days of March 31, 2004, but excludes shares of common stock underlying options held by any other person. Percentage of beneficial ownership is based on 29,205,616, shares of common stock outstanding as of March 31, 2004.

3 Includes 1,280,944 shares issuable to Fletcher upon exercise of its additional investment rights, subject to a cap on total shares issuable to Fletcher of 2,699,786 shares, which number is subject to increase at Fletcher's option upon delivery of a 65-day notice as set forth in the Fletcher Agreement.

4 Includes options for 275,000 shares, which are exercisable within 60 days of March 31, 2004.

5 Includes options for 252,950 shares, which are exercisable within 60 days of March 31, 2004.

6 Includes options for 228,000 shares, which are exercisable within 60 days of March 31, 2004 and 2,250 shares owned by Mr. Church's wife. Mr. Church disclaims beneficial ownership of such shares.

7 Includes options for 195,000 shares, which are exercisable as of March 31, 2004.

8 Includes options for 50,000 shares, which are exercisable as of March 31, 2004.

9 Includes options for 27,000 shares, which are exercisable as of March 31, 2004.

10 Includes options for 37,500 shares, which are exercisable within 60 days of March 31, 2004 and 15,500 shares owned by Dr. Gottesfeld's wife. Dr. Gottesfeld disclaims beneficial ownership of such shares.

11 Includes options for 153,000 shares, which are exercisable as of March 31, 2004.

12 Includes options for 151,000 shares, which are exercisable as of March 31, 2004.

13 Includes options for 25,000 shares, which are exercisable within 60 days of March 31, 2004.

14 Includes options for 194,000 shares, which are exercisable as of March 31, 2004 and 200,970 shares held by Dr. Sternlicht's wife as custodian for their children. Dr. Sternlicht disclaims beneficial ownership of such shares.

15 Includes options for 1,789,000 shares, which are exercisable within 60 days of March 31, 2004.

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

On December 22, 2003, the Company announced the successful completion of the first phase of its stock option exchange offer. A total of 757,000 options with an average exercise price of approximately $19 were tendered by employees and then cancelled by the Company in exchange for the future issuance of options at a one-for-two ratio. New options are expected to be issued in the final phase of the exchange offer on or after June 23, 2004 at the then current market price to employees and directors who are employed by the Company or serve as directors of the Company from the acceptance date through the date that the new options are granted. As of April 28, 2004, the Company anticipates issuing 341,000 options associated with the exchange.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management believes transactions among related parties are as fair to the Company as obtainable from unaffiliated third parties.

During 2003, Mechanical Technology sold 773,600 shares of SatCon Technology Corporation ("SatCon") common stock and as of December 31, 2003 holds no shares of SatCon common stock. David B. Eisenhaure, a Director of the Company, is President, Chief Executive Officer and Chairman of the Board of Directors of SatCon.

ITEM 14: PRINCIPAL ACCOUNTING FEES AND SERVICES

Accounting Fees

Aggregate fees for professional services rendered for the Company by PwC for the years ended December 31, 2003 and 2002 are as follows(1):
	Year Ended	Year Ended
	December 31,	December 31,
	2003	2002
Audit	$125,110	$77,900
Audit Related	8,600	4,725
Tax	43,450	9,800
All Other	-	-
Total	$177,160	$92,425

(1) The aggregate fees included in Audit are fees billed for the fiscal periods for the audit of the Company's annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed in the fiscal periods.

The Audit Fees billed for the fiscal years ended December 31, 2003 and 2002, respectively, were for professional services rendered for the audits of the consolidated financial statements of the Company, reviews of quarterly consolidated financial statements, National Institute of Science and Technology contract audit, audit of the Company's 401(K) plan and its associated Form 11-K filing and consents and assistance with and review of documents filed with the Commission.

The Audit Related Fees billed during the fiscal years ended December 31, 2003 and 2002, respectively, were for assurance and related services related to consultations concerning financial accounting and reporting standards.

The Tax Fees billed during the fiscal years ended December 31, 2003 and 2002, respectively, were for services related to tax compliance, including the preparation of tax returns and claims for refund; and tax planning and tax advice, including assistance with and representation in tax audits and advice related to proposed transactions.

The Audit Committee has considered whether the provision of the non-audit services above is compatible with maintaining the auditors' independence, and has concluded that it is.

Audit Committee Pre-Approval Policies and Procedures

Pursuant to Section 202(a) of the Sarbanes-Oxley Act, the Audit Committee has adopted the following policies and procedures under which frequently utilized audit and non-audit services are pre-approved by the Audit Committee and the authority to authorize the auditor to perform such services is delegated to a single committee member or executive officer.

A. Annual audit, quarterly review and annual tax return services will be pre-approved upon review and acceptance of the tax and audit engagement letters submitted by the auditors to the Audit Committee.

B. Additional audit and non-audit services related to the resolution of accounting issues or the adoption of new accounting standards, audits by tax authorities or reviews of public filings by the Securities and Exchange Commission must be pre-approved by the Audit Committee and the authority to authorize the auditor to perform such services is delegated to the Chairman of the Audit Committee for fees up to $5,000, and for fees above $5,000 entire Committee approval is required.

C. Additional audit and non-audit services related to tax savings strategies, tax issues arising during the preparation of tax returns, tax estimates and tax code interpretations must be pre-approved by the Audit Committee and the authority to authorize the auditor to perform such services is delegated to the Chairman of the Audit Committee for fees up to $5,000, and for fees above $5,000 entire Committee approval is required.

D. Additional audit and non-audit services related to the tax and accounting treatments of proposed business transactions must be pre-approved by the Audit Committee and the authority to authorize the auditor to perform such services is delegated to the Chairman of the Audit Committee for fees up to $5,000, and for fees above $5,000 entire Committee approval is required.

E. Quarterly and annually, a detailed analysis of audit and non-audit services will be provided to and reviewed with the Audit Committee.

All of the 2003 services described under the captions "Audit Fees," "Audit Related Fees," and "Tax Fees" were approved by the Audit Committee.

PART IV

ITEM 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (1) The following Consolidated Financial Statements of Mechanical Technology Inc. were filed as part of the report on Form 10-K.

Report of Independent Auditors-PricewaterhouseCoopers LLP

Consolidated Balance Sheets-December 31, 2003 and 2002

Consolidated Statements of Operations-Years ended December 31, 2003, 2002, the three month period ended December 31, 2001 and the year ended September 30, 2001

Consolidated Statements of Shareholders' Equity and Comprehensive Income (Loss)-Years ended December 31, 2003, 2002, the three month period ended December 31, 2001 and the year ended September 30, 2001

Consolidated Statements of Cash Flows-Years ended December 31, 2003, 2002, the three month period ended December 31, 2001 and the year ended September 30, 2001

Notes to Consolidated Financial Statements

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

(a) (3) Exhibits. The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K/A.

(b) One report on Form 8-K was filed during the quarter ended December 31, 2003. The report was dated October 22, 2003 regarding the Company's press release issued October 22, 2003 announcing its financial results for the quarter ended September 30, 2003.

Two reports on Form 8-K were filed during the quarter ending March 31, 2004. The first report was dated January 27, 2004 regarding the Company's private placement transaction with Fletcher International, Ltd. The second report was dated March 10, 2004 regarding the Company's press release issued March 10, 2004 announcing its financial results for the quarter and year ended December 31, 2003.

One report on Form 8-K/A, dated January 16, 2004, was filed during the quarter ending March 31, 2004. The report amended a Form 8-K originally filed on September 22, 2003.

The following exhibits are filed as part of this Report:
Exhibit
Number	Description
3.1	Certificate of Incorporation of the registrant, as amended and restated and amended. (4)(10)(13)

3.2	By-Laws of the registrant, as restated. (4)

Exhibit
Number	Description
4.1	Form of Certificate of Additional Investment Rights to be issued to Fletcher International, Ltd. (18)

10.1	Mechanical Technology Incorporated Restricted Stock Incentive Plan. Filed as Exhibit 28.1 to the registrant's Form S-8 Registration Statement No. 33-26326 and incorporated herein by reference. (1)

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

Exhibit
Number	Description
10.106	Amended and Restated Credit Agreement, dated as of March 29, 2000, between the registrant and KeyBank National Association for a $50 million revolving note. (11)

10.107	Revolving Note, dated as of March 29, 2000, between the registrant and KeyBank National Association for the $50 million credit agreement. (11)

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

10.116	Stock Pledge Agreement, dated as of December 27, 2000, by registrant with First Albany Companies Inc. pledging 200,000 shares of Plug Power Stock in support of the $945,000 Put Promissory Note. (12)

10.117	Account Control Agreement, dated as of December 22, 2000, by registrant, KeyBank, and McDonald Investments Inc. (12)

10.118	Exchange Agreement dated December 20, 2002 by and between First Albany Companies Inc. and Mechanical Technology Incorporated. (15)

10.119	Strategic Alliance Agreement, dated as of September 19, 2003, between The Gillette Company and MTI MicroFuel Cells Inc. (portions omitted pursuant to pending confidential treatment request). (17)

Exhibit
Number	Description
10.121	Agreement, dated January 26, 2004, between Mechanical Technology Inc. and Fletcher International, Ltd. (18)

14.1	Code of Ethics.(19)

21	Subsidiaries of the registrant.(19)

23	Consent of independent accountants.(19)

31.1	Rule 13a-14(a)/15d-14(a) Certification of Dale W. Church.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Cynthia A. Scheuer.

32.1	Section 1350 Certification of Dale W. Church.

32.2	Section 1350 Certification of Cynthia A. Scheuer.

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

  Filed as an Exhibit to the registrant's Form 8-K Report dated January 27, 2004.
  Filed as an Exhibit to the registrant's Form 10-K Report for the year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of April 2004.
MECHANICAL TECHNOLOGY INCORPORATED

Date: April 29, 2004	By: /s/ Dale W. Church
Dale W. Church
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K on Form 10-K/A has been signed below by the following persons on April 29, 2004 on behalf of the Registrant and in the capacities and on the dates indicated:
SIGNATURE	TITLE	DATE

/s/ Dale W. Church Dale W. Church	Chief Executive Officer and Chairman of the Board of Directors	April 29, 2004

/s/ Cynthia A. Scheuer Cynthia A. Scheuer	Chief Financial Officer (Principal Financial and Accounting Officer)	"

/s/ Edward A. Dohring Edward A. Dohring	Director	"

/s/ David B. Eisenhaure David B. Eisenhaure	Director	"

/s/ Steven N. Fischer Steven N. Fischer	Director	"

/s/ E. Dennis O'Connor E. Dennis O'Connor	Director	"

/s/ Walter L. Robb Dr. Walter L. Robb	Director	"

/s/ Beno Sternlicht Dr. Beno Sternlicht	Director	"