Form 10-Q
period 2004-03-31
MECHANICAL TECHNOLOGY INC
filed 2004-05-12
CIK 64463

====================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities

Exchange Act of 1934

For the quarterly period ended March 31, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at May 7, 2004
Common Stock, $1.00 Par Value	29,224,666 Shares

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

INDEX

Part I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements Financial Statements of Mechanical Technology Incorporated and Subsidiaries

Consolidated Balance Sheets - March 31, 2004 (Unaudited) and December 31, 2003	3-4

Consolidated Statements of Operations - Three months ended March 31, 2004 and 2003 (Unaudited)	5

Consolidated Statements of Shareholders' Equity and Comprehensive Income - Three months ended March 31, 2004 and 2003 (Unaudited)	6

Consolidated Statements of Cash Flows - Three months ended March 31, 2004 and 2003 (Unaudited)	7

Notes to Interim Consolidated Financial Statements (Unaudited)	8-28

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	29-36

Item 3. Quantitative and Qualitative Disclosures About Market Risk	36

Item 4. Controls and Procedures	36

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	37
Item 2. Changes in Securities and Use of Proceeds	37
Item 3. Defaults Upon Senior Securities	37
Item 4. Submission of Matters to a Vote of Security Holders	37
Item 5. Other Information	37
Item 6. Exhibits and Reports on Form 8-K	37-38

Signatures	39

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2004 (Unaudited) and December 31, 2003

(Dollars in thousands)

	Mar. 31,	Dec. 31,
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$22,376	$12,380
Securities available for sale	20,792	44,031
Accounts receivable	1,482	962
Other receivables - related parties	22	-
Inventories, net	1,277	1,300
Prepaid expenses and other current assets	800	514
Total Current Assets	46,749	59,187

Long Term Assets:
Securities available for sale - restricted	23,160	-
Property, plant and equipment, net	2,200	1,999
Deferred income taxes	-	4,652
Notes receivable-noncurrent, less allowance of $660	-	-
Total Assets	$72,109	$65,838

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

As of March 31, 2004 (Unaudited) and December 31, 2003

(Dollars in thousands, except share data)
	Mar. 31,	Dec. 31,
	2004	2003
Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable	$ 1,196	$ 692
Accrued liabilities	1,622	1,528
Accrued liabilities - related parties	77	48
Income taxes payable	7	12
Deferred income taxes	6,443	14,481
Total Current Liabilities	9,345	16,761
Long-Term Liabilities:
Derivative liability	3,020	-
Deferred income taxes and other liabilities	3,330	24
Total Liabilities	15,695	16,785

Commitments and Contingencies
Minority interests	525	787

Shareholders' Equity:
Common stock, par value $1 per share, authorized 75,000,000; issued 37,246,352 in March 2004 and 35,776,510 in December 2003	37,246	35,776
Paid-in-capital	74,770	68,708
Accumulated deficit	(62,675)	(62,433)
	49,341	42,051
Accumulated Other Comprehensive Income:
Unrealized gain on securities available for sale, net of taxes	20,302	19,944
Common stock in treasury, at cost, 8,040,736 shares in March 2004 and 8,035,974 shares in December 2003	(13,754)	(13,729)
Total Shareholders' Equity	55,889	48,266
Total Liabilities and Shareholders' Equity	$ 72,109	$ 65,838

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share data)
	Three months ended
	Mar. 31,	Mar. 31,
	2004	2003
Revenues:
Product revenue	$ 1,579	$ 1,283
Funded research and development revenue	388	522
Total revenues	1,967	1,805
Operating costs and expenses:
Cost of product revenue	647	555
Research and product development expenses:
Funded research and product development	1,154	820
Unfunded research and product development	1,514	951
Total research and product development expenses	2,668	1,771
Selling, general and administrative expenses	1,307	1,432
Operating loss	(2,655)	(1,953)
Interest expense	-	(3)
Loss on derivatives	(1,281)	(6)
Gain on sale of securities available for sale, net	3,129	1,720
Other expenses, net	(13)	(26)
Loss from operations before income taxes and
minority interests	(820)	(268)
Income tax benefit	316	89
Minority interests in losses of consolidated subsidiary	262	116
Net loss	$ (242)	$ (63)
Loss per Share (Basic and Diluted):
Loss per share	$(0.01)	$ -

.

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)
	Three months ended
	Mar. 31,	Mar. 31,
	2004	2003
COMMON STOCK
Balance, beginning	$ 35,776	$ 35,648
Issuance of shares - options	51	11
Issuance of shares - private placement	1,419	-
Balance, ending	$ 37,246	$ 35,659
PAID-IN-CAPITAL
Balance, beginning	$ 68,708	$ 67,479
Issuance of shares - options	78	9
MTI MicroFuel Cell investment	-	2
Private placement	5,909	-
Compensatory options	-	11
Stock option exercises recognized differently for financial
reporting and tax purposes	75	1
Balance, ending	$ 74,770	$ 67,502
ACCUMULATED DEFICIT
Balance, beginning	$(62,433)	$(61,874)
Net loss	(242)	(63)
Balance, ending	$(62,675)	$(61,937)
ACCUMULATED OTHER COMPREHENSIVE INCOME:
UNREALIZED GAIN ON SECURITIES AVAILABLE FOR SALE,
NET OF TAXES
Balance, beginning	$ 19,944	$ 13,170
Less reclassification adjustment for gains included in net income	(1,248)	(818)
Change in unrealized gain on securities available for sale, net of taxes	1,606	2,325
Balance, ending	$ 20,302	$ 14,677
RESTRICTED STOCK GRANT
Balance, beginning	$ -	$ (40)
Grants vested	-	12
Balance, ending	$ -	$ (28)
TREASURY STOCK
Balance, beginning	$(13,729)	$(13,635)
Stock acquisition	(25)	-
Balance, ending	$(13,754)	$(13,635)
SHAREHOLDERS' EQUITY
Balance, ending	$ 55,889	$ 42,238
TOTAL COMPREHENSIVE INCOME (LOSS):
Net loss	$ (242)	$ (63)
Other comprehensive income:
Change in unrealized gain on securities available for sale, net of taxes	358	1,507
Total comprehensive income	$ 116	$ 1,444

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)
	Three months ended
	Mar. 31, 2004	Mar. 31, 2003
Operating Activities
Net loss	$ (242)	$ (63)
Adjustments to reconcile net loss to net cash used by operations:
Loss on derivatives	1,281	6
Minority interests in losses of consolidated subsidiary	(262)	(116)
Depreciation and amortization	191	138
Gain on sale of securities available for sale, net	(3,129)	(1,720)
Loss on disposal of fixed assets	5	-
Deferred income taxes and other credits	(243)	(111)
Stock based compensation	-	23
Changes in operating assets and liabilities :
Accounts receivable	(520)	106
Other receivables - related parties	(22)	-
Inventories	23	34
Prepaid expenses and other current assets	(286)	(147)
Accounts payable	504	(28)
Income taxes	(5)	(28)
Accrued liabilities - related parties	29	(135)
Accrued liabilities	94	244
Net cash used by operating activities	(2,582)	(1,797)
Investing Activities
Purchases of property, plant and equipment	(397)	(150)
Proceeds from sale of securities available for sale	3,804	2,776
Net cash provided by investing activities	3,407	2,626
Financing Activities
Gross proceeds from private placement	10,000	-
Costs of private placement	(933)	-
Purchase of common stock for treasury	(25)	-
Proceeds from stock option exercises	129	20
Net cash provided by financing activities	9,171	20
Increase in cash and cash equivalents	9,996	849
Cash and cash equivalents - beginning of period	12,380	7,320
Cash and cash equivalents - end of period	$ 22,376	$ 8,169

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of results for such periods. The results for any interim period are not necessarily indicative of results for the full year. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto for the year ended December 31, 2003.

  Significant Accounting Policies

Revenue Recognition

Mechanical Technology Incorporated ("the Company") recognizes revenue from product sales in accordance with Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition. Product revenue is recognized when there is persuasive evidence of an arrangement, delivery of the product to the customer or distributor has occurred, at which time title generally is passed to the customer or distributor, and the Company has determined that collection of a fixed fee is probable, all of which occur upon shipment of the product. If the product requires installation to be performed by the Company, all revenue related to the product is deferred and recognized upon the completion of the installation.

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

Stock Based Compensation

The Company has two stock-based employee compensation plans, which are described more fully in Note 13 of the financial statements and notes thereto for the year ended December 31, 2003. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants granted to employees to be included in the consolidated statements of operations or, alternatively, disclosed in the notes to consolidated financial statements. The Company accounts for stock-based compensation of employees under the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and has elected the disclosure-only alternative under SFAS No. 123. The Company records the fair market value of stock options and warrants granted to non-employees in

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Significant Accounting Policies (Continued)

  exchange for services in accordance with Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, in the consolidated statements of operations. The Company has adopted the disclosure provisions but does not intend to adopt the transition provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

  The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.
(Dollars in thousands, except per share data)	Three months ended
	Mar. 31,	Mar. 31,
	2004	2003
Net loss, as reported	$ (242)	$ (63)
Add: Total stock-based employee
compensation expense already recorded in
financial statements, net of related tax effects	-	7

Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(58)	(371)
Pro forma net loss	$ (300)	$ (427)

Loss per share:
Basic and diluted - as reported	$ (0.01)	$ (0.00)
Basic and diluted - pro forma	$ (0.01)	$ (0.02)

  Accounting for Derivative Instruments

  On October 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which establishes a new model for accounting for derivatives and hedging activities. These standards required the Company to recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure these instruments at fair value. Fair value is estimated using option pricing models including the Binomial and Black Scholes models.

  In September 2000, the EITF issued EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock, which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF Issue No. 00-19, a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required.

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Significant Accounting Policies (Continued)

The Company held or has outstanding the following derivative financial instruments:
	Mar. 31,	Mar. 31,	Dec. 31,
	2004	2003	2003	Expiration
Derivatives issued:

Warrants, exercisable beginning February 5, 2005, to purchase the
Company's common stock issued to Chicago Investment Group, L.L.C.
at a purchase price of $10.572 per share	28,377	-	-	February 5, 2006

First Investment Right, exercisable beginning April 25, 2004, to purchase the Company's common stock issued to Fletcher
International, Ltd. at a purchase price of $7.048 per share (1)	1,135,074	-	-	December 31, 2004

Second Investment Right, exercisable beginning immediately after the full exercise of the First Investment Right, to purchase the
Company's common stock issued to Fletcher International, Ltd. at a purchase price of $7.048 through December 31, 2005 or after
December 31, 2005 at the lower of $7.048 or the prevailing price
of the Company's common stock (1)	2,553,916	-	-	December 31, 2006

Plug Power Investment Right, exercisable at any time during the month of June 2005 after the full exercise of the First Investment
Right, to purchase a number of the Company's shares of Plug
Power common stock (to the extent of the number of shares
remaining in escrow pursuant to the agreement) equal to
$10,000,000 divided by the prevailing price per share of Plug Power
common stock (1)	(2)	-	-	June 30, 2005

Warrants, immediately exercisable, to purchase the Company's common stock issued to SatCon at a purchase price of $12.56 per
share	-	108,000	-	October 21, 2003

Warrants, immediately exercisable, to purchase the Company's common stock issued to SatCon at a purchase price of $12.56 per
share	-	192,000	192,000	January 31, 2004

Derivatives held:
Warrants, immediately exercisable, to purchase SatCon common
stock at a purchase price of $7.84 per share	-	36,000	-	October 21, 2003

Warrants, immediately exercisable, to purchase SatCon common
stock at a purchase price of $7.84 per share	-	64,000	64,000	January 31, 2004

(1) - The Company and Fletcher International, Ltd. entered into an amended private placement agreement on May 4, 2004 (see Note 7 - Shareholders' Equity).

(2) - The exercise price for the Plug Power Investment Right is $10,000,000 less the positive difference between $18,000,000 and the product of the sum of 1,418,842 and the quantity of shares purchased in the exercise of the first $8 million additional investment right multiplied by the prevailing price per share of our common stock on the date Fletcher elects to exercise such right, all divided by the quotient obtained by dividing 10,000,000 by the prevailing price of Plug Power common stock on the date Fletcher elects to exercise such right (see Note 7- Shareholders' Equity).

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

Reclassification

Certain 2003 amounts have been reclassified to conform to the 2004 presentation. The reclassifications have no effect on total revenues, total expenses, net loss or stockholders' equity as previously reported.

The reclassifications impact our consolidated statements of operations in the following way:

  Selling, general and administrative expenses now include amortization of restricted stock compensation previously included in other expenses, net.
  Contracts Receivable
  Included in accounts receivable are the following at:

Mar. 31,	Dec. 31,
(Dollars in thousands)	2004	2003
U.S. and State Government:
Amount billable	$ 105	$ 272
Amount billed	813	282
Retainage	70	65
	$ 988	$ 619

The balances billed but not paid by customers pursuant to retainage provisions in contracts are due upon completion of the contracts and acceptance by the customer. Based on the Company's experience, most retainage amounts are expected to be collected within the ensuing year.

  Inventories

Inventories consist of the following at:
	Mar. 31,	Dec. 31,
(Dollars in thousands)	2004	2003
Finished goods	$ 311	$ 300
Work in process	275	316
Raw materials, components and assemblies, net	691	684
	$1,277	$1,300

  Securities Available for Sale

Securities available for sale are classified as both current assets and long-term restricted assets and accumulated net unrealized gains are charged to Other Comprehensive Income. In connection with the Company's private placement consummated on January 29, 2004, the Company escrowed 3 million shares of Plug Power common stock. In connection with the amendment of the private placement agreement on May 4, 2004, the escrowed Plug Power common stock was reduced to 2.7 million shares (see Note 7 - Shareholders' Equity).

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Securities Available for Sale (Continued)

The principal components of the Company's securities available for sale consist of the following:

(Dollars in thousands, except stock price and share data)
				Quoted
				Market
	Book	Unrealized	Recorded	Price
Security	Basis	Gain	Fair Value	Per NASDAQ	Ownership	Shares
March 31, 2004
Plug Power:
Current	$ 4,786	$16,006	$20,792	$ 7.72	3.70%	2,693,227
Restricted (1)	5,330	17,830	23,160	$ 7.72	4.11%	3,000,000
Total	$10,116	$33,836	$43,952		7.81%	5,693,227
December 31, 2003
Plug Power	$10,791	$33,240	$44,031	$ 7.25	8.36%	6,073,227

(1) - In connection with the amended private placement agreement, the Company has reduced the number of shares of Plug Power it has deposited into escrow to 2,700,000 shares, a reduction of 300,000 shares.

The book basis roll forward of Plug Power securities is as follows:

Plug Power - Current
(Dollars in thousands)	Mar. 31,	Dec. 31,
	2004	2003
Securities available for sale, beginning of period	$10,791	$14,344
Sale of shares	(675)	(3,553)
Transfer 3,000,000 shares to restricted on 1/29/04	(5,330)	-
Securities book basis	4,786	10,791
Unrealized gain on securities available for sale	16,006	33,240
Securities available for sale, end of period	$20,792	$44,031

Plug Power - Restricted
(Dollars in thousands)	Mar. 31,	Dec. 31,
	2004	2003
Securities available for sale, beginning of period	$ -	$ -
Transfer 3,000,000 shares from current on 1/29/04	5,330	-
Securities book basis	5,330	-
Unrealized gain on securities available for sale	17,830	-
Securities available for sale - restricted, end of period	$23,160	$ -

Accumulated unrealized gains related to securities available for sale are as follows:

	Mar. 31,	Dec. 31,
(Dollars in thousands)	2004	2003
Accumulated unrealized gains	$ 33,836	$ 33,240
Accumulated deferred tax expense
on unrealized gains	(13,534)	(13,296)
Accumulated net unrealized gains	$ 20,302	$ 19,944

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Income Taxes

The Company's effective income tax benefit rate from operations differed from the Federal statutory rate as follows:

	Three months ended
	Mar. 31, 2004	Mar. 31, 2003
Federal statutory tax rate	34.00%	34.00%
State taxes, net of federal tax effect	4.15	.58
Other benefit (expense), net	.39	(1.37)
Tax rate	38.54%	33.21%

Income tax benefit (expense) consists of the following:

	Three months ended
(Dollars in thousands)	Mar. 31,	Mar. 31,
	2004	2003
Operations before minority interest
Federal	$ 96	$ -
State	(23)	(22)
Deferred	243	111
Total	$ 316	$ 89
Items (charged) credited directly to stockholders' equity:
Increase in unrealized gain on available for sale securities - Deferred	$ (238)	$(1,005)
Expenses for employee stock options recognized differently for financial reporting/tax purposes - Federal	75	1
	$ (163)	$(1,004)

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Income Taxes (Continued)

Deferred tax assets and liabilities consist of the following tax effects relating to temporary differences and carryforwards:

(Dollars in thousands)	Mar. 31,	Dec. 31,
	2004	2003
Current deferred tax assets (liabilities):
Bad debt reserve	$ 264	$ 264
Inventory valuation	17	3
Inventory capitalization	20	20
Securities available for sale	(7,286)	(15,289)
Vacation pay	194	181
Warranty and other sale obligations	13	11
Stock options	269	269
Other reserves and accruals	66	60
Net current deferred tax liabilities	$(6,443)	$(14,481)
Non-current deferred tax assets (liabilities):
Net operating loss	$ 5,528	$ 5,785
Property, plant and equipment	(145)	(145)
Securities available for sale - restricted	(8,117)	-
Derivatives	512	-
Other	239	239
Research and development tax credit	459	459
Alternative minimum tax credit	54	150
	(1,470)	6,488
Valuation allowance	(1,836)	(1,836)
Net non-current deferred tax (liabilities) assets	$(3,306)	$ 4,652
Other Credits	$ (24)	$ (24)

The valuation allowance at March 31, 2004 and December 31, 2003 was $1.836 million. The valuation allowance reflects the estimate that it was more likely than not that certain net operating losses may be unavailable to offset future taxable income.

  Shareholders' Equity

Common Shares

Changes in common shares are as follows:
	Three
	Months Ended	Year Ended
	Mar. 31,	Dec. 31,
	2004	2003
Balance, beginning	35,776,510	35,648,135
Issuance of shares for stock
option exercises	51,000	128,375
Issuance of shares for
private placement	1,418,842	-
Balance, ending	37,246,352	35,776,510

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Shareholders' Equity (Continued)

Treasury Stock

Changes in treasury stock are as follows:
	Three
	Months Ended	Year Ended
	Mar. 31,	Dec. 31,
	2004	2003
Balance, beginning	8,035,974	8,020,250
Shares acquired for cash	4,762	15,724
Balance, ending	8,040,736	8,035,974

Warrants Issued

On February 5, 2004, the Company issued to Chicago Investment Group, L.L.C. a warrant to purchase 28,377 shares of the Company's common stock at an exercise price of $10.572 per share. The estimated fair value of this warrant at the date issued was $1.39 per share, using a Black Scholes Option Pricing Model and assumptions similar to those used for valuing the Company's stock options. The warrant may not be exercised until February 5, 2005 and expires on February 5, 2006.

Reservation of Shares

The Company has reserved common shares for future issuance as of March 31, 2004 as follows:
Stock options outstanding	2,825,650
Stock options available for issuance (1)	3,702,082
Additional Investment Rights as required by private placement agreement	4,131,988
Warrants outstanding	28,377
Number of common shares reserved	10,688,097

(1) - On December 22, 2003, the Company announced the successful completion of the first phase of its stock option exchange offer. A total of 757,000 options with an average exercise price of approximately $19 were tendered by employees and then cancelled by the Company in exchange for the future issuance of options at a one-for-two ratio. New options will be issued in the final phase of the exchange offer on or after June 23, 2004 at the then current market price to employees and directors who are employed by the Company or serve as directors of the Company from the acceptance date through the date that the new options are granted. As of May 11, 2004, the Company anticipates issuing 341,000 options associated with the exchange.

Private Placement

On January 29, 2004, we issued to Fletcher International, Ltd., or Fletcher, in a private placement (1) 1,418,842 shares of our common stock for an aggregate purchase price of $10 million, or $7.048 per share, and (2) rights to purchase up to an additional $26 million of our common stock and in certain instances up to 3,000,000 shares of Plug Power Inc. (NASDAQ:PLUG) common stock owned by us, which rights are referred to herein as the additional investment rights.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

  Shareholders' Equity (Continued)

  We filed a registration statement with the SEC on February 3, 2004 for 6,384,790 shares, as required by our agreement with Fletcher, to permit Fletcher to re-sell the shares of our common stock issued to Fletcher and any shares of our common stock that Fletcher may acquire in the future upon exercise of its additional investment rights or upon the occurrence of certain other events.

  On May 4, 2004, we amended our agreement with Fletcher. The agreement, as amended, includes a change in the exercise price for the rights to purchase additional shares of MTI common stock to a fixed price $6.34 per share from, in the original agreement, $7.048 per share until December 31, 2005 and the lesser of $7.048 per share or a variable price in 2006. The price remains subject to adjustment upon the occurrence of certain limited events. The agreement, as amended, also includes: (1) an increase in the rights to purchase additional shares of MTI common stock to $28 million from $26 million, (2) a reduction in Fletcher's right to purchase Plug Power common stock escrowed by the Company to a maximum of 2,700,000 shares from a maximum of 3,000,000 shares, (3) an extension of the exercise period for the right to purchase Plug Power common stock to one or more purchases between June 1, 2005 and December 31, 2006 from a one-time purchase in June of 2005, (4) an extension of MTI's ability to withdraw Plug Power common stock from escrow through December 31, 2006 instead of through June 30, 2005, and (5) an extension of the exercise period for the right to invest the first $8 million in MTI's common stock to any time prior to December 31, 2004 from any time prior to ninety business days after the effective date of MTI's registration statement.

  Additional Investment Rights - Prior to Amendment

  The additional investment rights, prior to the amendment, provided Fletcher with the right, but not the obligation, to purchase up to an additional $8 million of our common stock at any time prior to ninety business days after the effective date of the registration statement, at a price per share equal to $7.048. In addition, in the event Fletcher exercised in full such $8 million investment right, Fletcher had the right, but not the obligation, to purchase, in a single purchase or multiple purchases, up to an additional $18 million of our common stock at any time prior to December 31, 2006, which date may have been extended in the event that we had not satisfied our contractual obligations with respect to the registration for resale of common stock issued or issuable to Fletcher. If Fletcher exercised such rights prior to December 31, 2005, the investment price per share was equal to $7.048.

  After December 31, 2005 (including during any extension of the original investment term), the investment right was at a price per share equal to the lesser of $7.048 and the prevailing price of our common stock as of five business days prior to the delivery of the exercise notice. As used herein (both before and after the amendment), a prevailing price is the average of the daily volume-weighted average price per share of common stock during the sixty-business-day period ending three days prior to the date Fletcher elects to exercise such right, provided however that the price may not exceed the average of the daily volume-weighted average prices for any ten business days within such sixty-business-day period. Each of the above referenced per share exercise prices for the additional investment rights was subject to adjustment as described below under "Adjustment Provisions - Prior to Amendment."

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

  Shareholders' Equity (Continued)

The table below illustrates the number of shares Fletcher would have received upon exercise of its $18 million additional investment right during 2006 assuming that the price of our common stock at the time of exercise was as set forth in the table. The closing price per share of our common stock used for this illustration uses an assumed stock price of $6.00 (which, for the purposes of this illustration, serves as an approximation of the price of our common stock as of March 11, 2004, the date we filed Amendment No. 1 to our Registration Statement on Form S-3). The agreement with Fletcher also provided that the maximum number of shares we could potentially issue to Fletcher was 11,107,214 shares, and hence the number of shares issuable if our stock price were $1.50 reflects the difference between (x) such maximum number and (y) the sum of (A) 1,418,842 (representing the shares issued to Fletcher on January 29, 2004) and (B) the number of shares issued in connection with Fletcher's exercise of the first $8 million of additional investment rights.

Shares Issuable in
Purchase Price	Exchange for $18
MTI Stock	Million Investment
$6.00	3,000,000
$4.50	4,000,000
$3.00	6,000,000
$1.50	8,553,298

Additional Investment Rights - After Amendment

The amended additional investment rights provide Fletcher with the right, but not the obligation, to purchase up to an additional $8 million of our common stock at any time prior to December 31, 2004, at a price per share equal to $6.34. In addition, in the event Fletcher exercises in full such $8 million investment right, Fletcher shall have the right, but not the obligation, to purchase, in a single purchase or multiple purchases, up to an additional $20 million of our common stock at any time prior to December 31, 2006 at a price per share equal to $6.34, which date may be extended in the event that we have not satisfied our contractual obligations with respect to the registration for resale of common stock issued or issuable to Fletcher.

The table below illustrates the number of shares Fletcher would receive upon exercise of its $20 million additional investment right at a price per share equal to $6.34 (such exercise price is subject to adjustment as described below under "Adjustment Provisions - After Amendment"). Note that the Company's amended agreement with Fletcher provides that the maximum number of shares we could potentially issue to Fletcher is 8,330,411 shares.

Shares Issuable in
Purchase Price	Exchange for $20
MTI Stock	Million Investment
$6.34	3,154,575

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
  Shareholders' Equity (Continued)

Plug Power Shares - Prior to Amendment

At the time of the consummation of the private placement, we deposited into escrow 3,000,000 shares of common stock of Plug Power owned by us. Commencing immediately after the SEC declares effective the registration statement relating to shares of our common stock that Fletcher owns or may acquire, 250,000 of such shares would have been released from escrow to us, on a monthly basis, in the event that on any day during such month, the prevailing price of our common stock exceeded $6.343 (which price may have been adjusted to reflect stock splits, recombinations, stock dividends or the like). If Fletcher did not exercise its right to purchase the first additional $8 million of our common stock, all of such Plug Power shares would have been released from escrow to us. If, however, Fletcher did exercise such right, then at any time during the month of June 2005, Fletcher may have purchased from us a number of shares of Plug Power common stock equal to $10,000,000 divided by the prevailing price per share of Plug Power common stock, but only to the extent of the number of shares remaining in escrow.

The exercise price for the Plug Power Investment Right (both before and after amendment) is $10,000,000 less the positive difference between $18,000,000 and the product of the sum of 1,418,842 and the quantity of shares purchased in the exercise of the first $8 million of additional investment rights multiplied by the prevailing price per share of our common stock on the date Fletcher elects to exercise such right, all divided by the quotient obtained by dividing 10,000,000 by the prevailing price of Plug Power common stock on the date Fletcher elects to exercise such right. As used herein (both before and after the amendment), a prevailing price is the average of the daily volume-weighted average price per share of common stock during the sixty-business-day period ending three days prior to the date Fletcher elects to exercise such right, provided however that the price may not exceed the average of the daily volume-weighted average prices for any ten business days within such sixty-business-day period. Each of the above referenced per share exercise prices for the additional investment rights was subject to adjustment as described below under "Adjustment Provisions - Prior to Amendment."

As a result of this exercise price calculation, we may be required to sell shares of Plug Power at a discount to prices we would otherwise obtain in sales at market prices. The table below illustrates such potential discounts based on assumed decreases in our stock price from $6.00 (which, for the purposes of this illustration, serves as an approximation of the price of our common stock as of March 11, 2004, the date we filed Amendment No. 1 to our Registration Statement on Form S-3), and an assumed price of Plug Power common stock at the time of exercise. Note that Fletcher's right to purchase Plug Power shares was conditioned on the exercising of Fletcher's first $8 million of additional investment rights.

	Assumed	Effective	Percentage
MTI	Plug	Exercise	Discount	Plug Shares	Proceeds to
Price	Price	Price	to Market	Purchased	MTI
$6.00	$7.00	$5.13	27%	1,428,571	$7,323,496
$4.50	$7.00	$2.44	65%	1,428,571	$3,492,622
$3.00	$7.00	$ -	100%	1,428,571	$ -
$1.50	$7.00	$ -	100%	1,428,571	$ -

Plug Power Shares - After Amendment

In connection with the amended private placement agreement, the Company has reduced the number of shares of Plug Power it has deposited into escrow to 2,700,000 shares, a reduction of 300,000 shares. Commencing immediately after the SEC declares effective the registration statement relating to shares of our common stock that Fletcher owns (or may acquire), we continue to have the right to have 250,000 of such shares released from escrow to us, on a monthly basis, in the event that on any day during such month, the prevailing price of our common stock exceeds $6.343 (which price may have been adjusted to reflect stock splits, recombinations, stock

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
  Shareholders' Equity (Continued)

dividends or the like). If Fletcher does not exercise its right to purchase the first additional $8 million of our common stock, all of such Plug Power shares will be released from escrow to us. If, however, Fletcher does exercise such right, then at any time, on one or multiple occasions, from June 1, 2005 to December 31, 2006, Fletcher may exercise its right to purchase from us a number of shares of Plug Power common stock totaling $10,000,000 divided by the prevailing price per share of Plug Power common stock, but only to the extent of the number of shares remaining in escrow.

The exercise price for the Plug Power investment right is $10,000,000 less the positive difference between $18,000,000 and the product of the sum of 1,418,842 and the quantity of shares purchased in the exercise of the first $8 million of additional investment rights multiplied by the prevailing price per share of our common stock on the date Fletcher elects to exercise such right, all divided by the quotient obtained by dividing 10,000,000 by the prevailing price of Plug Power common stock on the date Fletcher elects to exercise such right. As used herein, a prevailing price is the average of the daily volume-weighted average price per share of common stock during the sixty-business-day period ending three days prior to the date Fletcher elects to exercise such right, provided however that the price may not exceed the average of the daily volume-weighted average prices for any ten business days within such sixty-business-day period. Each of the above referenced per share exercise prices for the additional investment rights was subject to adjustment as described below under "Adjustment Provisions - After Amendment."

As a result of this exercise price calculation, we may be required to sell shares of Plug Power at a discount to prices we would otherwise obtain in sales at market prices. The table below illustrates such potential discounts based on assumed decreases in our stock price from $6.00 (which, for the purposes of this illustration, serves as an approximation of the price of our common stock as of March 11, 2004, the date we filed Amendment No. 1 to our Registration Statement on Form S-3), and an assumed price of Plug Power common stock at the time of exercise. Note that Fletcher's right to purchase Plug Power shares is conditioned on the exercising of Fletcher's first $8 million of additional investment rights.
	Assumed	Effective	Percentage
MTI	Plug	Exercise	Discount	Plug Shares	Proceeds to
Price	Price	Price	to Market	Purchased	MTI
$6.00	$7.00	$5.66	19%	1,428,571	$8,084,031
$4.50	$7.00	$2.84	59%	1,428,571	$4,063,023
$3.00	$7.00	$0.03	99%	1,428,571	$ 42,016
$1.50	$7.00	$ -	100%	1,428,571	$ -

Adjustment Provisions - Prior to Amendment

Our agreement with Fletcher provided that we may be required to issue additional shares to Fletcher, reduce the exercise prices described above for the additional investment rights and/or extend the investment term upon the occurrence of certain events (each as more fully described below) including:

- a restatement of our financial results,

- a change in control of our company,

- a future issuance of our capital stock at a price less than $7.048, or

- our failure to maintain the effectiveness of the registration statement relating to shares of our common stock that Fletcher owns or may acquire, as well as our failure to satisfy the other requirements relating to registration.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
  Shareholders' Equity (Continued)

Adjustment Provisions - After Amendment

Our amended agreement with Fletcher also provides that we may be required to issue additional shares to Fletcher, reduce the exercise prices described above for the additional investment rights and/or extend the investment term upon the occurrence of certain events (each as more fully described below) including:

- a restatement of our financial results,

- a change in control of our company,

- a future issuance of our capital stock at a price less than $7.048 as it relates to the initial $10 million investment and $6.34 as it relates to all additional investments, or

- our failure to maintain the effectiveness of the registration statement relating to shares of our common stock that Fletcher owns or may acquire, as well as our failure to satisfy the other requirements relating to registration.

Restatement - Before and After Amendment

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

Change in Control - Before and After Amendment

In the event of a change of control of our company prior to sixty days after the expiration of the additional investment term, we may have to issue additional shares of our common stock to Fletcher and the additional investment rights (including the right to purchase the Plug Power shares) may be accelerated. If the consideration per share paid to our shareholders in the change of control transaction is less than twice the amount of the price per share paid by Fletcher for any of its investments pursuant to the agreement with Fletcher or the certificate of additional investment rights, then we must issue to Fletcher a number of shares of our common stock such that all of its investments will have been effectively made at a price per share equal to such per share change of control consideration multiplied by 0.5. In addition, if our shareholders have not approved the transaction with Fletcher prior to a change of control of our company, Fletcher may make a net basis settlement with respect to its additional investment rights. The mechanics of a net basis settlement are described below under "Net Basis Settlement and Shareholder Approval - Before and After Amendment."

Dilutive Issuances - Prior to Amendment

If on or prior to December 31, 2004 we had issued any equity securities at a price below $7.048, then we were required to issue to Fletcher a number of additional shares to reflect the number of shares Fletcher would have acquired if its purchase price was such lower price and adjust the exercise price for the additional investment rights to such lower price. In addition, if after December 31, 2004 and prior to January 1, 2006 we issued any equity securities at a price below $7.048, the exercise price for the additional investment rights would have been adjusted to provide Fletcher "weighted average" anti-dilution protection and we would have been required to issue to Fletcher a number of additional shares such that all prior investments would have been effectively made at such adjusted exercise price.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
  Shareholders' Equity (Continued)

Dilutive Issuances - After Amendment

If on or prior to December 31, 2004 we issue any equity securities at a price below $7.048 as it relates to the initial $10 million investment and $6.34 as it relates to all additional investments, then we must issue to Fletcher a number of additional shares to reflect the number of shares it would have acquired if its purchase price was such lower price and adjust the exercise price for the additional investment rights to such lower price. In addition, if after December 31, 2004 and ending December 31, 2006 we issue any equity securities at a price below $7.048 as it relates to the initial $10 million investment and $6.34 as it relates to any additional investments which have been made, the exercise price for the additional investment rights shall be adjusted to provide Fletcher "weighted average" anti-dilution protection and we must issue to Fletcher a number of additional shares such that all prior investments will have been effectively made at such adjusted exercise price.

Registration Obligations - Before and After Amendment

In the event we fail to satisfy our contractual obligations to register for resale shares of common stock issued or issuable to Fletcher, then we must issue to Fletcher a number of additional shares to reflect the number of shares it would have acquired if its purchase price was based on the actual exercise price reduced by five percent for each month in which we fail to satisfy our obligations and adjust the exercise price for the additional investment rights to such lower price. In addition, such failure will result in an extension of the investment term for each day we fail to satisfy our registration obligations. These registration obligations include, among other things, maintaining the effectiveness of registration statements.

Net Basis Settlement and Shareholder Approval - Before and After Amendment

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

Other - Before and After Amendment

The agreement also provides Fletcher certain other rights including, but not limited to, indemnification rights with respect to (1) breaches of representations, warranties and covenants contained in the agreements with Fletcher, and (2) misstatements in or omissions from the prospectus and the registration statement relating to shares of our common stock that Fletcher owns or may acquire.

Placement and Amendment Fees

In connection with the private placement, in February 2004 the Company paid placement fees of $600 thousand to Chicago Investment Group, L.L.C. and issued a warrant to purchase 28,377 shares of the Company's common stock at an exercise price of $10.572 per share. The warrant may not be exercised until February 5, 2005 and expires on February 5, 2006. In connection with the amendment of the private placement, the Company incurred advisory fees of $300 thousand to Citigroup Global Markets Inc.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
  Loss Per Share

The following is the reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

	Three months ended
	Mar. 31,	Mar. 31,
(Dollars in thousands, except per share data)	2004	2003
Net loss	$ (242)	$ (63)
Basic and Dilutive Loss per Share:
Common shares outstanding, beginning of period	27,740,536	27,627,885
Unvested restricted common shares	-	(50,000)
Weighted average common shares issued during the period	1,008,756	9,250
Weighted average common shares reacquired during the period	(157)	-
Weighted average shares outstanding, end of period	28,749,135	27,587,135
Loss per weighted average share	$(0.01)	$ -

For the three months ended March 31, 2004, options to purchase 2,825,650 shares of common stock at exercise prices ranging from $0.54 to $20.92 per share, additional investment rights to purchase approximately 3,688,990 shares ($26,000,000 divided by $7.04 per share) of common stock with an exercise price of $7.048 per share and warrants to purchase 28,377 shares of common stock with an exercise price of $10.572 per share were outstanding but were not included in the computations of Loss per Share-assuming dilution because the Company incurred losses during this period and inclusion would be anti-dilutive.

For the three months ended March 31, 2003, options to purchase 3,317,275 shares of common stock at prices ranging from $0.54 to $21.92 per share and warrants to purchase 300,000 shares of common stock with an exercise price of $12.56 per share were outstanding but were not included in the computations of Loss per Share-assuming dilution because inclusion would be anti-dilutive. Additionally, under SFAS No. 128, Earnings per Share, 50,000 shares of non-vested restricted common stock, which vest solely upon continued service, were excluded from the computation of basic loss per share and these shares of non-vested restricted common stock were further excluded from the computation of Loss per Share - assuming dilution because inclusion would be anti-dilutive.
  Sale of Securities Available for Sale

The Company sold shares of the following securities and recognized gains (losses) and proceeds as follows:
	Three months ended
	Mar. 31,	Mar. 31,
(Dollars in thousands, except shares)	2004	2003
Plug Power
Shares sold	380,000	500,000
Proceeds	$ 3,804	$2,661
Gain on sales	$ 3,129	$1,773

SatCon
Shares sold	-	125,000
Proceeds	$ -	$ 115
Loss on sales	$ -	$ (53)

Total net gain on sales	$ 3,129	$1,720

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

  Cash Flows - Supplemental Information
	Three months ended
	Mar. 31,	Mar. 31,
(Dollars in thousands)	2004	2003
Non-cash Investing and Financing Activities:
Additional paid-in-capital resulting from stock option exercises treated differently for financial reporting and tax purposes	$ 75	$ 1
Change in investment and paid-in-capital resulting from other investors' activity in MTI MicroFuel Cells Inc. stock	-	2
Prepaid material in exchange for investment in subsidiary	-	3

  Segment Information

The Company operates in two business segments, New Energy and Test and Measurement Instrumentation. The New Energy segment is focused on commercializing direct methanol micro fuel cells ("DMFCs"). The Test and Measurement Instrumentation segment designs, manufactures, markets and services computer-based balancing systems for aircraft engines, high-performance test and measurement instruments and systems, and wafer characterization tools for the semiconductor industry. The Company's principal operations are located in North America.

The accounting policies of the New Energy and Test and Measurement Instrumentation segments are the same as those described in the summary of significant accounting policies in the Company's consolidated financial statements for the year ended December 31, 2003. The Company evaluates performance based on profit or loss from operations before income taxes, accounting changes, items management does not deem relevant to segment performance, and interest income and expense. Inter-segment sales are not significant.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items and items like income taxes or unusual items, which are not allocated to reportable segments. The "Reconciling Items" column includes minority interests in a consolidated subsidiary. In addition, segments' noncash items include any depreciation and amortization in reported profit or loss. The New Energy segment figures include the Company's micro fuel cell operations, equity securities of Plug Power and SatCon and gains (losses) on the sale of these securities.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Segment Information (Continued)
(Dollars in thousands)		Test and
		Measurement		Reconciling	Consolidated
Three months ended March 31, 2004	New Energy	Instrumentation	Other	Items	Totals
Product revenue	$ -	$1,579	$ -	$ -	$ 1,579
Funded research and development revenue	388	-	-	-	388
Research and product development expenses	2,401	267	-	-	2,668
Selling, general and administrative expenses	313	391	603	-	1,307
Segment (loss) profit from continuing operations before income taxes and minority interests	(766)	201	(255)	-	(820)
Segment (loss) profit	(766)	201	61	262	(242)
Total assets	50,422	2,546	19,141	-	72,109
Securities available for sale	20,792	-	-	-	20,792
Securities available for sale - restricted	23,160	-	-	-	23,160
Capital expenditures	188	10	199	-	397
Depreciation and amortization	94	16	81	-	191
Three months ended March 31, 2003
Product revenue	$ -	$ 1,283	$ -	$ -	$ 1,283
Funded research and development revenue	522	-	-	-	522
Research and product development expenses	1,543	228	-	-	1,771
Selling, general and administrative expenses	632	406	394	-	1,432
Segment profit (loss) from continuing operations before income taxes and minority interests	16	50	(334)	-	(268)
Segment profit (loss)	16	50	(245)	116	(63)
Total assets	40,195	2,509	12,220	-	54,924
Securities available for sale	38,788	-	-	-	38,788
Capital expenditures	101	5	44	-	150
Depreciation and amortization	65	30	43	-	138

The following table presents the details of "Other" segment profit (loss):
	Three months ended
(Dollars in thousands)	Mar. 31,	Mar. 31,
	2004	2003
Corporate and Other Income (Expense):
Depreciation and amortization	$ (81)	$ (43)
Interest expense	-	(3)
Interest income	16	13
Income tax benefit	316	89
Other expense, net	(190)	(301)
Total income (expense)	$ 61	$ (245)

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Related Party Transactions

In connection with the National Institute of Standards and Technology ("NIST") billings and supplier accounts payable, as of March 31, 2004 and December 31, 2003, the Company has a liability to E.I. du Pont de Nemours and Company ("Dupont") (a minority shareholder in MTI Micro) for approximately $77 and $48 thousand, respectively. This liability is included in the financial statement line "Accrued liabilities - related parties."

As of March 31, 2004, amounts receivable from employees' stock option exercises totaled approximately $22 thousand and are included in the balance sheet caption "Other receivables - related parties."

  Effect of Recent Accounting Pronouncements

None.

  Commitments and Contingencies

Litigation

Lawrence

On September 9, 1998, Barbara Lawrence, the Lawrence Group, Inc. ("Lawrence"), and certain other Lawrence-related entities ("Plaintiffs") initially filed suit in the Bankruptcy Court and the United States District Court for the Northern District of New York which were subsequently consolidated in the District Court, against First Albany Corporation ("FAC"), Mechanical Technology Incorporated, Dale Church, Edward Dohring, Beno Sternlicht, Alan Goldberg and George McNamee (former Directors of the Company), Marty Mastroianni (former President and Chief Operating Officer of the Company), and 33 other individuals ("Defendants") who purchased a total of 820,909 (2,462,727 shares post split) shares of the Company's common stock from the Plaintiffs. The case concerns the Defendants' 1997 purchase of Mechanical Technology shares from the Plaintiffs at the price of $2.25 per share ($0.75 per share post split). FAC acted as Placement Agent for the Defendants in the negotiation and sale of the shares and in proceedings before the Bankruptcy Court for the Northern District of New York, which approved the sale in September 1997.

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

Ling Electronics, Inc.

On July 8, 2003, Donald R. Gilillard, Sharon Gilillard, Vernon Dunham and Jean Dunham, owners of 4890 E. La Palma Avenue, Anaheim, CA 92870 ("Plaintiffs"), the former location of Ling Electronics, Inc. ("Ling"), filed suit in the Superior Court of California for Orange County against SatCon Power Systems, Inc., a subsidiary of SatCon Technology Corporation, and a former subsidiary of the Company. In September 2003, SatCon and the Company filed a joint answer to the complaint.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Commitments and Contingencies (Continued)

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

Future minimum rental payments required under non-cancelable operating leases are (dollars in thousands): $411 remaining in 2004; $561 in 2005, $441 in 2006, $316 in 2007, $316 in 2008, and $289 thereafter.

Warranties

A reconciliation of changes in product warranty liabilities is as follows:

	Mar. 31,	Dec. 31,
(Dollars in thousands)	2004	2003
Balance, beginning of period	$28	$ 54
Accruals for warranties issued	7	55
Accruals related to pre-existing
warranties (including changes in estimates)	-	(66)
Settlements made (in cash or in kind)	(3)	(15)
Balance, end of period	$32	$ 28

Licenses

The Company licenses, on a non-exclusive basis, certain DMFC technology from Los Alamos National Laboratory. Under this agreement, the Company is required to pay future minimum annual license fees of (dollars in thousands): $200 in 2004 and $250 yearly through 2019. Once products are being sold, royalties will be based on 2% of the first $50 million of net sales, 1% on net sales in excess of $50 million but less than $100 million and .5% on net sales in excess of $100 million. License payments made in any year can be applied against royalties due and total annual fees in any year shall not exceed $1 million.

Employment Agreements

The Company has employment agreements with certain employees that provide severance payments and accelerated vesting of certain options upon termination of employment under certain circumstances, as defined in the applicable agreements. As of March 31, 2004, the Company's potential minimum obligation to these employees was approximately $871 thousand.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

  Commitments and Contingencies (Continued)

Guaranty of Subsidiary Funding

In connection with the Strategic Alliance Agreement between MTI Micro and The Gillette Company ("Gillette"), the Company guaranteed additional investments in its subsidiary, MTI Micro, of up to $20 million before September 19, 2005, if other sources of funding are not available. Immediately prior to the Gillette transaction closing, the Company invested $11 million ($7.4 million in cash and $3.6 million through the conversion of a loan receivable to equity) of its $20 million commitment in MTI Micro common stock. In October 2003, Jeong Kim, a related party, invested $1 million in MTI Micro common stock. The Company's remaining investment guaranty was $8 million as of March 31, 2004. As of April 7, 2004, the Company invested $15 million into MTI Micro fulfilling its remaining guaranty obligation.

Investment Company Act

The Company's securities available for sale constitute investment securities under the Investment Company Act of 1940 (the "Investment Company Act"). In general, a company may be deemed to be an investment company if it owns investment securities with a value exceeding 40% of its total assets, subject to certain exclusions and exemptions. Investment companies are subject to registration under, and compliance with, the Investment Company Act unless a particular exemption or safe harbor provision applies. If the Company were to be deemed an investment company, the Company would become subject to the requirements of the Investment Company Act. As a consequence, the Company would be prohibited from engaging in certain businesses or issuing certain securities, certain of the Company's contracts might be voidable, and the Company might be subject to civil and criminal penalties for noncompliance.

Until fiscal 2001, the Company qualified for a safe harbor exemption under the Investment Company Act based upon the level of ownership of shares of Plug Power and influence over its management or policies. However, since the Company sold some of its shares of Plug Power during fiscal 2001, this safe harbor exemption may not be available.

On December 3, 2001, the Company made an application to the SEC requesting that it either declare that the Company is not an investment company because it is primarily engaged in another business or exempt it from the provisions of the Investment Company Act for a period of time. The Company amended this application on October 20, 2003. This application is pending. If the Company's application is not granted, the Company will have to find another safe harbor or exemption that it can qualify for, which may include a one-year safe harbor granted by the Investment Company Act, or become an investment company subject to the regulations of the Investment Company Act.

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

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

  Subsequent Events

Investments into MTI Micro

On April 7, 2004, MTI Micro sold approximately 3,218,885 and 215,000 shares of MTI Micro common stock to the Company and a group of private investors, respectively, at a price of $4.66 per share for approximately $15 million and $1 million, respectively. As a result of the Company's investment, it has fully satisfied its remaining investment guaranty under the Gillette Agreement.

Contract with Army Research Laboratories

On April 27, 2004, MTI Micro announced that it received a contract to supply DMFC systems to the Army Research Laboratory ("ARL"). The $200,000 contract includes the sale of units scheduled for delivery in the second quarter of 2004. Some of the units will be delivered in the form factor of the BA5590, a high volume, disposable, primary battery for the military. These units will each produce approximately 5 watts of continuous power, and 35 watts of peak power. Some compact units will also be delivered each targeting approximately 750 milliwatts of continuous power, and 3 watts of peak power.

Private Placement Amendment

On May 5, 2004, the Company agreed to amendments to the private placement agreement between the Company and Fletcher. The agreement, as amended, includes a change in the exercise price for the rights to purchase additional shares of MTI common stock to a fixed price of $6.34 per share from, in the original agreement, $7.048 per share until December 31, 2005 and the lesser of $7.048 per share or a variable price in 2006. The change to a fixed price substantially reduces the potential for shareholder dilution if shares had been purchased at a variable price in 2006. The price remains subject to adjustment upon the occurrence of certain limited events. The agreement, as amended, also includes:

  an increase in the rights to purchase additional shares of MTI common stock to $28 million from $26 million;
  a reduction in Fletcher's right to purchase Plug Power Inc. common stock escrowed by the Company to a maximum of 2,700,000 shares from a maximum of 3,000,000 shares;
  an extension of the exercise period for the right to purchase Plug Power Inc. common stock to one or more purchases between June 1, 2005 and December 31, 2006 from a one-time purchase in June of 2005;
  an extension of MTI's ability to withdraw Plug Power Inc. common stock from escrow through December 31, 2006 instead of through June 30, 2005; and
  an extension of the exercise period for the right to invest the first $8 million in MTI's common stock to any time prior to December 31, 2004 from any time prior to ninety business days after the effective date of MTI's registration statement.

This private placement amendment is more fully described in Note 7 - Shareholders' Equity.

Grant from the Department of Energy

On May 5, 2004 MTI Micro announced that it had received an award from the United States Department of Energy (DOE) Office of Hydrogen, Fuel Cells, and Infrastructure Technologies for a three year, cost-shared development contract through a merit-reviewed, competitive process, involving academia, industry and DOE national laboratories. The Company expects to receive $3 million in funding from the DOE which will be matched by MTI Micro, for a total program of $6 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company is primarily engaged in the development and commercialization of DMFCs through its majority-owned subsidiary MTI Micro and the design, manufacture and sale of high-performance test and measurement instruments and systems through its wholly-owned subsidiary MTI Instruments. The Company also co-founded and retains an interest in Plug Power (NASDAQ: PLUG), a designer and developer of on-site energy systems based on proton exchange membrane fuel cells.

MTI Micro designs and develops DMFCs for portable power applications. A micro fuel cell is a portable power source that converts chemical energy into useable electrical energy. MTI Micro is developing a micro fuel cell that uses methanol, a common alcohol, as its fuel. We believe DMFC systems could potentially have an energy density of five to ten times that of Lithium-Ion batteries. The advantage of DMFC systems is that, when commercialized, they should be able to power a wireless electronic device for longer periods of time than Li-Ion batteries between recharging/refueling. In addition, DMFCs may be instantly refueled without the need for a power outlet or a lengthy recharge.

MTI Micro's fuel cell technology platform can be customized to provide portable power for a number of applications depending on the power level, required run time and size requirements. MTI Micro's initial product will be a power source for Intermec Technologies Corporation ("Intermec") RFID tag readers. The first DMFC power sources for Intermec products are scheduled for delivery by the end of 2004.

MTI Micro has also developed prototype DMFC systems for military customers, including the RF Communications Division of Harris Corporation ("Harris"), a supplier of military communication devices.

Pursuant to the initial Harris agreement, MTI Micro delivered prototypes during the first and second quarters of 2003.

MTI Instruments has three product groups: aviation, general gaging and semiconductor. These product groups provide: portable balancing systems for aircraft engines; electronic, computerized general gaging instruments for position, displacement and vibration applications; and semiconductor products for wafer characterization of semi-insulating and semi-conducting wafers. MTI Instruments' strategy is to continue to enhance and expand its product offerings with the goal of increasing market share and profitability. MTI Instruments' largest customers include the U.S. Air Force and industry leaders in the computer, electronic, semiconductor, automotive, aerospace, aircraft and bioengineering fields.

From inception through March 31, 2004, the Company has incurred net losses of $62.7 million and expects to incur losses as it continues micro fuel cell product development and commercialization programs. The Company expects that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, gains on sales of securities available for sale, the operating results of MTI Instruments and MTI Micro and the number of prototypes produced.

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

The following critical accounting policy has been newly identified for the quarter ended March 31, 2004:

Derivative Instruments

The Company has held or issued certain derivative instruments and embedded derivative instruments and records these derivatives and embedded derivative instruments separated from the host contract in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. These standards require the Company to recognize all derivative instruments as either assets or liabilities on the statement of financial position and measure these instruments at fair value. Fair value is estimated using option pricing models including the Binomial and Black Scholes Option-Pricing Models.

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

The following is management's discussion and analysis of certain significant factors, which have affected the Company's results of operations for the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

Product Revenue. Product revenue in the Test and Measurement Instrumentation segment for the three months ended March 31, 2004 increased by $.296 million or 23.1% to $1.579 million. The three-month increase is primarily the result of increases in sales to aviation customers of $.238 million, reflecting increases related to the fulfillment of orders under two Air Force contracts for the purchase of new PBS units and for the maintenance and upgrades of current PBS units already in service, an increase in semiconductor product sales of $.130 million due to six units being sold this quarter (including a semi-automated tool for a customer in Israel) as compared to two units being sold last year. These gains have been partially offset by a decrease in sales to general gaging customers of $.072 million due to decreased activity from Original Equipment Manufacturer customers.

The Air Force contracts were finalized during the third and fourth quarters of 2002. Information regarding these contracts is as follows:

(Dollars in thousands, except contract values)
		Revenues	Revenues	Total Contract
		Three months ended	Three months ended	Orders
Contract	Expiration	Mar. 31, 2004	Mar. 31, 2003	Received to Date

$8.8 million
Retrofit and
Maintenance
of PBS 4100's	06/20/2008	$ 703	$ 439	$ 2,637

$3.1 million
PBS units and
Accessory Kits	09/30/2004*	$ 111	$ -	$ 1,132

* This contract may be extended by the Air Force at its discretion.

Funded Research and Development Revenue. Funded research and development revenue in the New Energy segment for the three months ended March 31, 2004 decreased $134 thousand to $388 thousand, a 25.7% decrease. The three month decrease is primarily the result of the New York State Energy Research and Development Authority ("NYSERDA") government contracts contributing revenues in 2003 and no NYSERDA revenues contributed in 2004.

Information regarding government contracts included in funded research and development revenue is as follows:

(Dollars in thousands, except contract values)
		Revenues	Revenues	Contract Life to
		Three months ended	Three months ended	Date Revenues as of
Contract	Expiration	Mar. 31, 2004	Mar. 31, 2003	Mar. 31, 2004

$4.6 million NIST *	09/30/04	$ 388	$ 410	$ 3,284

$200,000 NYSERDA	01/31/04	$ -	$ -	$ 200

$500,000 NYSERDA	09/30/03	$ -	$ 112	$ 500

* This contract is a joint venture with Dupont. Dupont's share of the contract is $1.3 million.

Cost of Product Revenue. Cost of product revenue in the Test and Measurement Instrumentation segment for the three months ended March 31, 2004 increased by $.092 million or 16.6% to $.647 million. The increase was primarily due to increased sales levels in the first quarter of 2004.

Gross profit as a percentage of product revenue increased to 59% for the three months ended March 31, 2004 from 56.7% in the prior year. The gross profit percentage increased as a result of a more profitable product mix toward aviation products, improved margins on general gaging products due to material cost savings and a reduction in warranty cost accruals which were adjusted based on recent historical results.

Funded Research and Product Development Expenses. Funded research and product development expenses in the New Energy segment increased by $.334 million or 40.7% to $1.154 million for the three months ended March 31, 2004. The increased costs are attributable to increased development costs related to the NIST contract as it moves toward completion by the end of the third quarter of 2004, costs related to the development of prototypes for Harris and costs to complete the second NYSERDA contract.

Unfunded Research and Product Development Expenses. Unfunded research and product development expenses increased by $.563 million or 59.2% to $1.514 million for the three months ended March 31, 2004. This increase reflects a $.039 million increase in product development costs in the Test and Measurement Instrumentation segment related to the continued development of the PBS-3300 and MTI-2100 and the initial development phase of a potential new semiconductor tool. This increase also includes a $.524 million increase in the New Energy segment reflecting increased internal development costs directed at commercializing micro fuel cells, including costs for the development of our fuel cell system for Intermec and development in connection with Gillette and potential commercial products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $.125 million to $1.307 million for the three months ended March 31, 2004, an 8.7% decrease. This decrease is primarily the result of additional costs being allocated to funded and unfunded research and development project costs as the New Energy segment moves toward commercialization of DMFCs.

Operating Loss. Operating loss for the three months ended March 31, 2004 increased $.702 million to $2.655 million, a 35.9% increase. This increase in operating loss results primarily from increases in funded and unfunded research and development costs, decreases in funded research and development revenue in the New Energy segment partially offset by increases in gross profits from product revenues in the Test and Measurement Instrumentation segment and a decrease in selling, general and administrative expenses.

Gain on Sale of Securities Available for Sale, Net. Results for the three months ended March 31, 2004 included a $3.129 million gain on the sale of securities available for sale compared to a $1.720 million gain on the sale of securities available for sale for the same period in 2003. The average selling price per share of Plug Power common stock was $9.93 for the three months ended March 31, 2004. The average selling price per share of Plug Power and SatCon common stock was $5.26 and $1.28, respectively, for the three months ended March 31, 2003.

Loss on Derivatives. The Company recorded losses of $1.281 million and $.006 million on derivative accounting for the three months ended March 31, 2004 and 2003, respectively. The embedded derivative for the purchase of Plug Power common stock, which is part of the private placement transaction, resulted in a loss of $1.281 million in 2004 while the loss in 2003 related to warrants for the purchase of SatCon common stock. Changes in derivative fair values for the embedded derivative are calculated using the Binomial Option Pricing model while the derivative related to the SatCon warrants was calculated using the Black Scholes Option Pricing model.

Income Tax Benefit. The tax benefit rate for the three months ended March 31, 2004 is 38.54% compared to the rate for the three months ended March 31, 2003 of 33.21%. These tax benefit rates are primarily due to losses generated by operations. The valuation allowance at March 31, 2004 and December 31, 2003 was $1.836 million. The Company determined that it was more likely than not that the ultimate recognition of certain deferred tax assets would not be realized. Further, as a result of ownership changes in 1996, the availability of $.724 million of net operating loss carryforwards to offset future taxable income will be limited pursuant to the Internal Revenue Code.

Liquidity and Capital Resources

The Company has incurred significant losses as it continues to fund MTI Micro's DMFC product development and commercialization programs. The Company expects that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, gains on sales of securities available for sale, the operating results of MTI Instruments and MTI Micro, the availability of equity financing including the additional investment rights issued in connection with the private placement, as amended, the ability to attract government funding resources to offset research and development costs and the number of prototypes produced. As of March 31, 2004, the Company had an accumulated deficit of $62.675 million. During the three months ended March 31, 2004, the Company recognized a loss of $.242 million and used cash in operating activities totaling $2.582 million. This cash use in 2004 was funded primarily by proceeds from the sale of securities available for sale which totaled $3.804 million and net proceeds of $9.067 million from the January 2004 private placement transaction. The Company expects to continue to incur losses as it develops and commercializes DMFCs and it expects to continue funding its operations from current cash and cash equivalents, the sales of securities available for sale, proceeds from the additional investment rights issued in connection with the private placement, as amended, and government program funding in each case unless other sources of funding can be found.

During the remainder of 2004, the Company expects to spend approximately $8.489 million on research and development of DMFCs and $.983 million in research and development on MTI Instruments' products.

The Company anticipates that it will be able to meet the liquidity needs of its operations for 2004 from current cash resources, proceeds from the private placement, sale of securities available for sale and, to the extent available, equity financings. However, there can be no assurance that the Company will not require additional financing within this time frame or that any additional financing will be available to the Company on terms acceptable to the Company, if at all. Cash used in operations is expected to total approximately $14.4 million for 2004. Further, cash used for capital expenditures is expected to total approximately $3.0 million in 2004. Capital expenditures for 2004 will consist of expenditures for facility expansion, furniture, computer equipment, software and manufacturing and laboratory equipment. The Company should have adequate resources to fund operations and capital expenditures for 2004 and 2005 based on current cash and cash equivalents, current cash flow and revenue projections and the potential sale of unrestricted available for sale securities at current market values. Proceeds from the sale of securities available for sale are subject to fluctuations in the market value of Plug Power as well as limitations on the ability to sell shares arising from the escrow of 2,700,000 (3,000,000 shares at March 31, 2004) shares in connection with Fletcher's amended right to purchase Plug Power common stock between June 1, 2005 and December 31, 2006, subject to the terms of the agreement with Fletcher. The Company may also seek to provide additional resources through an equity offering. Additional government revenues and Fletcher's exercise of additional investment rights, as amended, totaling up to an additional $28 million could also provide additional resources. The Company anticipates that it will have to raise additional equity capital to fund its long-term business plan, regardless of whether Fletcher exercises any or all of its additional investment rights.

Future sales of Plug Power securities will generate taxable income or loss which is different from book income or loss due to the tax basis in these assets being significantly different from their book basis. Book and tax basis as of March 31, 2004 are as follows:

		Average	Average
Security	Shares Held	Book Cost Basis	Tax Basis
Plug Power - unrestricted	2,693,227	$1.78	$0.96
Plug Power - restricted	3,000,000	$1.78	$0.96

As of March 31, 2004, the Company owned 5,693,227 common shares of Plug Power. In connection with the May 4, 2004 amended private placement with Fletcher, the Company has placed 2,700,000 (3,000,000 shares at March 31, 2004) of its Plug Power shares in escrow and Fletcher may have the right to purchase those shares, potentially at a discount. Plug Power stock is currently traded on the Nasdaq National Market and is therefore subject to stock market conditions. When acquired, these securities were unregistered. Plug Power securities are considered "restricted securities" as defined in Rule 144 and may be sold in the future without registration under the Securities Act subject to compliance with the provisions of Rule 144.

Working capital was $37.404 million at March 31, 2004 a $5.022 million decrease from $42.426 million at December 31, 2003. This decrease is primarily the result of an increase to current assets for the proceeds from the private placement offset by decreases to current assets related to the restriction of 3,000,000 shares of Plug Power under the escrow agreement pursuant to the Company's private placement and the associated decrease to current deferred tax liabilities for the tax impact of the reclassification of these securities from current to long-term assets.

At March 31, 2004, the Company's order backlog was $.674 million, compared to $.447 million at December 31, 2003.

Inventory and accounts receivable (from product revenues) turnover ratios and their changes for the three months ended March 31 are as follows:
	2004	2003	Change
Inventory	1.70	1.51	.19
Accounts receivable (for product revenues)	2.30	1.86	.44

The changes in the inventory and accounts receivable turnover ratios are the result of the level and timing of sales. The Test and Measurement Instrumentation segment had higher quarterly sales and carried lower inventory balances during the period which accounts for the improved ratios.

Cash flow used by operating activities for the three months ended March 31, 2004 was $2.6 million compared with $1.8 million in the prior year. This cash use increase of $.8 million primarily reflects increases in cash expenditures to fund New Energy segment research and development, offset by balance sheet changes which reflect the timing of cash payments and receipts.

Capital expenditures during the first three months of 2004 were $.397 million, an increase of $.247 million from the prior year. Capital expenditures in 2004 included furniture, computer equipment, facilities fit-up, software, and manufacturing and laboratory equipment. Remaining capital expenditures in 2004 are expected to approximate $2.6 million, consisting of expenditures for facility expansion, and computer, manufacturing and laboratory equipment. The Company expects to finance these expenditures with current cash and cash equivalents, the sale of available for sale securities, equity financing and other sources, as appropriate.

On January 29, 2004, the Company consummated a private placement to Fletcher International, Ltd. of $10 million of its common stock and certain additional investment rights. This private placement was amended on May 4, 2004, as more fully described in Note 7 - Shareholders' Equity.

In 2004, the Company recognized a $3.129 million gain on the sale of its securities available for sale. This gain related to the Company's previously announced strategy to raise additional capital through the sale of its assets and equity offerings in order to fund its micro fuel cell operations.

As of March 31, 2004, the Company sold 380,000 shares of Plug Power common stock with proceeds totaling $3.804 million and net gains totaling $3.129 million. Taxes on the net gains are expected to be offset by the Company's net operating losses. As of March 31, 2004, the Company estimates its remaining net operating loss carryforwards to be approximately $13.8 million.

Cash and cash equivalents were $22.4 million at March 31, 2004 compared to $12.4 million at December 31, 2003.

On October 1, 2003, MTI Micro and its partners began the third and final year of a $4.6 million Advanced Technology Program ("ATP") of NIST. The award is to carry out a two-and-a-half-year, $9.3 million cost-shared program to research and develop a micro fuel cell for use in portable electronics. The program began October 1, 2001 and, during 2004, the Company expects to recognize approximately $.410 million in NIST grant revenues and has recognized $.388 million of revenue and received $.311 million in cash under the program for the three months ended March 31, 2004.

New Accounting Pronouncements

None.

Additional Information Concerning Risks Related to the 2004 Private Placement Transaction, as Amended.

In connection with the 2004 private placement, as amended, we may have to (1) sell shares of our common stock at prices which result in substantial dilution to our shareholders, and (2) issue additional shares of our common stock to Fletcher without any payment required by Fletcher, which would cause our shareholders to suffer additional dilution.

The 2004 private placement transaction, as amended, provides Fletcher additional investment rights to purchase: (1) $8 million of our common stock at a price equal to $6.34 per share (subject to adjustment) and (2) in the event that Fletcher purchases the full $8 million, an additional $20 million of our common stock at a price equal to $6.34 per share (subject to adjustment). Any exercise of the additional investment rights could result in sales of our common stock at prices that are below the market price for our common stock at the time the investment right is exercised and could result in substantial dilution to our shareholders.

Our agreement with Fletcher also provides that Fletcher will receive additional shares of our common stock with respect to shares it already owns, and the exercise price and term relating to unexercised additional investment rights will be adjusted to the benefit of Fletcher, each upon the occurrence of certain events or circumstances, some of which are beyond our control, including:

- issuances of our equity securities at a price below $7.048 per share (which is the price Fletcher paid in connection with its initial $10 million investment) or issuances of our equity securities at a price below $6.34 per share (which is the exercise price Fletcher will pay in connection with its exercise of its investment rights totaling $28 million);

- our failure to satisfy certain requirements relating to registering the resale of shares issued or issuable to Fletcher pursuant to the securities laws;

- a change in control of our company; and

- a restatement of our financial results.

In addition, in the event that we do not obtain shareholder approval on or before July 15, 2004, of the issuance to Fletcher of more than 19.99 percent of our common stock, or in the event a change in control of our company occurs prior to obtaining such shareholder approval, Fletcher shall be entitled to a "net basis settlement" whereby it would receive a certain number of shares of our common stock representing the difference between the market value of the additional investment rights as of three business days prior to Fletcher exercising such rights and the exercise price for such rights for which Fletcher would not be required to make any payment. By way of example, in the event that Fletcher elects to invest an additional $10 million, and assuming for purposes of this example that (a) our stock price at the time of exercise is $10 per share, (b) there have no adjustments to the exercise price and (c) Fletcher elects a net basis settlement, Fletcher would be entitled to receive 577,287 shares of our common stock without any payment. In any event, 8,330,411 shares is the maximum number of shares of our common stock we may be required to issue to Fletcher, which amount includes the 1,418,842 shares issued on January 29, 2004.

In connection with the 2004 private placement, as amended, we may have to sell shares of Plug Power common stock at a price below the market value of such shares, which sales would reduce the value of our assets.

Pursuant to our amended agreement with Fletcher, we have deposited 2,700,000 shares of Plug Power common stock in escrow to satisfy our potential obligation to sell such shares to Fletcher. The number of shares Fletcher may purchase and the exercise price for those shares is subject to fluctuation based on the market price of our common stock and the market price of Plug Power stock. Accordingly, Fletcher may, in certain instances, purchase shares of Plug Power common stock either at a price below the fair market value of such shares, thereby reducing the value of our assets, or even if based on the market price of Plug Power shares, at a price at which we would not desire to sell such shares.

Statement Concerning Forward Looking Statements

This Quarterly Report on Form 10-Q and the documents we have filed with the Securities and Exchange Commission that are incorporated by reference into this Form 10-Q contain and incorporate forward-looking statements that involve risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained, or incorporated by reference, in this Form 10-Q that are not statements of historical fact may be forward-looking statements. When we use the words "anticipates," "plans," "expects," "believes," "should," "could," "may," "will" and similar expressions, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include, among others:

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
  general market conditions; and
  other factors referred to under the caption "Risk Factors," which are set forth in our Annual Report on Form 10-K.

Readers should not rely on our forward-looking statements. These and other risks are set forth in greater detail in the "Risk Factors" section of our Annual Report on Form 10-K, which is incorporated herein by reference and under the caption "Additional Information Concerning Risks Related to the 2004 Private Placement Transaction, as Amended" in this quarterly report on Form 10-Q. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of our Annual Report on Form 10-K, which is incorporated herein by reference.

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

The Company's derivatives consist of warrants and rights to purchase shares of the Company's common stock and Plug Power common stock owned by the Company. The fair value of the derivative for the right to purchase Plug Power common stock is recorded in the financial statement line titled "Derivative liability." This derivative is valued quarterly using the Binomial Option Pricing model. The Company recognizes changes in fair value through the operating statement line titled "Loss on derivatives." The Company does not use derivative financial instruments for speculative or trading purposes.

Item 4. Controls and Procedures

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

(b) Changes in Internal Control over Financial Reporting.

There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Use of Proceeds

(e) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Issuer Purchases of Equity Securities
(d) Maximum Number
(or Approximate
			(c) Total Number of	Dollar Value) of
			Shares (or Units)	Shares (or Units) that
	(a) Total Number		Purchased as Part of	May Yet Be Purchased
	of Shares (or Units)	(b) Average Price Paid	Publicly Announced	Under the Plans or
Period	Purchased	per Share (or Unit)	Plans or Programs	Programs
01/01-01/30/04	-	-	-	-
02/01-02/27/04	-	-	-	-
02/28-03/31/04	4,7621	$5.25	-	-

1 - Represents shares acquired by the Company on March 29, 2004 in connection with a revised tax liability incident to the recipient as a result of the vesting of restricted stock in October 2003. The Company previously acquired 15,724 shares in connection with the payment of the original tax liability as reported on October 28, 2003.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Dale W. Church
31.2	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Cynthia A. Scheuer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Dale W. Church
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Cynthia A. Scheuer

(b) Reports on Form 8-K

Two reports on Form 8-K were filed during the quarter ended March 31, 2004. The first report was dated January 26, 2004 and described the Company's agreement with Fletcher International, Ltd. for the purchase of $10 million of common stock with two possible additional investments of up to another $26 million in sales of its common stock before December 31, 2006. The second report was dated March 10, 2004 regarding the Company's press release announcing its financial results for the quarter and year ended December 31, 2003.

One report on Form 8-K was filed on May 5, 2004 describing amendments to the private placement agreement between the Company and Fletcher International, Ltd.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mechanical Technology Incorporated
5/12/2004 (Date)	/s/Dale W. Church____ Dale W. Church Chief Executive Officer

5/12/2004 (Date)	/s/Cynthia A. Scheuer Cynthia A. Scheuer Vice President and Chief Financial Officer