Form 10-Q
period 2004-06-30
MECHANICAL TECHNOLOGY INC
filed 2004-08-16
CIK 64463

====================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities

Exchange Act of 1934

For the quarterly period ended June 30, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at August 11, 2004
Common Stock, $1.00 Par Value	29,241,916 Shares

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2004 (Unaudited) and December 31, 2003

(Dollars in thousands)

	Jun. 30,	Dec. 31,
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$20,905	$12,380
Securities available for sale	22,389	44,031
Accounts receivable	856	962
Other receivables - related parties	41	-
Inventories, net	1,181	1,300
Prepaid expenses and other current assets	567	514
Total Current Assets	45,939	59,187

Long Term Assets:
Securities available for sale - restricted	20,196	-
Property, plant and equipment, net	2,407	1,999
Deferred income taxes	-	4,652
Notes receivable-noncurrent, less allowance of $660	-	-
Total Assets	$68,542	$65,838

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2004 (Unaudited) and December 31, 2003

(Dollars in thousands, except share data)
	Jun. 30,	Dec. 31,
	2004	2003
Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable	$ 866	$ 692
Accrued liabilities	2,067	1,528
Accrued liabilities - related parties	29	48
Income taxes payable	19	12
Deferred income taxes	6,873	4,481
Total Current Liabilities	9,854	16,761
Long-Term Liabilities:
Derivative liability	1,528	-
Deferred income taxes and other liabilities	501	24
Total Liabilities	11,883	16,785

Commitments and Contingencies
Minority interests	1,987	787

Shareholders' Equity:
Common stock, par value $1 per share, authorized 75,000,000; issued 37,281,527 at June 30, 2004 and 35,776,510 at December 31, 2003	37,281	35,776
Paid-in-capital	75,701	68,708
Accumulated deficit	(64,038)	(62,433)
	48,944	42,051
Accumulated Other Comprehensive Income:
Unrealized gain on securities available for sale, net of taxes	19,482	19,944
Common stock in treasury, at cost, 8,040,736 shares at June 30, 2004 and 8,035,974 shares at December 31, 2003	(13,754)	(13,729)
Total Shareholders' Equity	54,672	48,266
Total Liabilities and Shareholders' Equity	$ 68,542	$ 65,838

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share data)
	Three months ended		Six months ended
	Jun. 30,	Jun. 30,	Jun. 30,	Jun. 30,
	2004	2003	2004	2003
Revenues:
Product revenue	$ 1,231	$ 1,423	$ 2,810	$ 2,706
Funded research and development revenue	191	590	579	1,112
Total revenues	1,422	2,013	3,389	3,818
Operating costs and expenses:
Cost of product revenue	623	558	1,270	1,113
Research and product development expenses:
Funded research and product development	541	803	1,695	1,623
Unfunded research and product development	2,465	1,280	3,979	2,231
Total research and product development expenses	3,006	2,083	5,674	3,854
Selling, general and administrative expenses	2,057	1,273	3,364	2,705
Operating loss	(4,264)	(1,901)	(6,919)	(3,854)
Interest expense	-	(4)	-	(7)
Gain (loss) on derivatives	1,492	-	211	(6)
Gain on sale of securities available for sale, net	-	1,640	3,129	3,360
Impairment losses	-	(418)	-	(418)
Other income (expenses), net	32	(13)	19	(39)
Loss from continuing operations before income taxes
and minority interests	(2,740)	(696)	(3,560)	(964)
Income tax benefit	1,065	262	1,381	351
Minority interests in losses of consolidated subsidiary	312	35	574	151
Loss from continuing operations	(1,363)	(399)	(1,605)	(462)
Income from discontinued operations, net of tax	-	13	-	13
Net loss	$ (1,363)	$ (386)	$(1,605)	$ (449)
Loss per Share (Basic and Diluted):
Loss per share from continuing operations	$ (0.05)	$ (0.01)	$ (0.06)	$ (0.02)
Income per share from discontinued operations	-	-	-	-
Loss per share	$ (0.05)	$ (0.01)	$ (0.06)	$ (0.02)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

AND COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)
	Six months ended
	Jun. 30,	Jun. 30,
	2004	2003
COMMON STOCK
Balance, beginning	$ 35,776	$ 35,648
Issuance of shares - options	86	11
Issuance of shares - private placement	1,419	-
Balance, ending	$ 37,281	$ 35,659
PAID-IN-CAPITAL
Balance, beginning	$ 68,708	$ 67,479
Issuance of shares - options	113	9
MTI MicroFuel Cell investment	230	3
Private placement, net of expenses	5,827	-
Compensatory options	-	21
Derivative tax asset	695	-
Stock option exercises recognized differently for financial
reporting and tax purposes	128	1
Balance, ending	$ 75,701	$ 67,513
ACCUMULATED DEFICIT
Balance, beginning	$(62,433)	$(61,874)
Net loss	(1,605)	(449)
Balance, ending	$(64,038)	$(62,323)
ACCUMULATED OTHER COMPREHENSIVE INCOME:
UNREALIZED GAIN ON SECURITIES AVAILABLE FOR SALE,
NET OF TAXES
Balance, beginning	$ 19,944	$ 13,170
Less reclassification adjustment for gains included in net income	(1,248)	(1,635)
Change in unrealized gain on securities available for sale, net of taxes	786	743
Balance, ending	$ 19,482	$ 12,278
RESTRICTED STOCK GRANT
Balance, beginning	$ -	$ (40)
Grants vested	-	25
Balance, ending	$ -	$ (15)
TREASURY STOCK
Balance, beginning	$(13,729)	$(13,635)
Stock acquisition	(25)	-
Balance, ending	$(13,754)	$(13,635)
SHAREHOLDERS' EQUITY
Balance, ending	$ 54,672	$ 39,477
TOTAL COMPREHENSIVE LOSS:
Net loss	$ (1,605)	$ (449)
Other comprehensive loss:
Change in unrealized gain on securities available for sale, net of taxes	(462)	(892)
Total comprehensive loss	$ (2,067)	$ (1,341)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)
	Six months ended
	Jun. 30, 2004	Jun. 30, 2003
Operating Activities
Net loss	$ (1,605)	$ (462)
Adjustments to reconcile net loss to net cash used by operations:
(Gain) loss on derivatives	(211)	6
Impairment losses	-	418
Minority interests in losses of consolidated subsidiary	(574)	(151)
Depreciation and amortization	414	272
Gain on sale of securities available for sale, net	(3,129)	(3,360)
Loss on disposal of fixed assets	9	3
Deferred income taxes and other credits	(1,347)	(395)
Stock based compensation	-	46
Changes in operating assets and liabilities net of effects from discontinued operations:
Accounts receivable	106	342
Other receivables - related parties	(41)	-
Inventories, net	119	(19)
Prepaid expenses and other current assets	(53)	(326)
Accounts payable	174	(78)
Income taxes payable	7	(25)
Accrued liabilities - related parties	(19)	(85)
Accrued liabilities	539	107
Net cash used by operating activities excluding discontinued operations	(5,611)	(3,707)
Discontinued operations:
Income from discontinued operations	-	13
Deferred income taxes	-	8
Net cash provided by discontinued operations	-	21
Net cash used by operating activities	(5,611)	(3,686)
Investing Activities
Purchases of property, plant and equipment	(831)	(507)
Proceeds from sale of securities available for sale	3,804	5,394
Net cash provided by investing activities	2,973	4,887
Financing Activities
Gross proceeds from private placement	10,000	-
Costs of private placement	(1,015)	-
Purchase of common stock for treasury	(25)	-
Proceeds from stock option exercises	199	20
Proceeds from subsidiary stock issuances	2,004	1
Net cash provided by financing activities	11,163	21
Increase in cash and cash equivalents	8,525	1,222
Cash and cash equivalents - beginning of period	12,380	7,320
Cash and cash equivalents - end of period	$ 20,905	$ 8,542

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Basis of Presentation

In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair presentation of results for such periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K and 10-K/A filed for the fiscal year ended December 31, 2003.

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2003 has been derived from the Company's December 31, 2003 audited consolidated financial statements. All other information has been derived from the Company's unaudited consolidated financial statements for the periods as of and ending June 30, 2004 and 2003.

  Significant Accounting Policies

Revenue Recognition

Mechanical Technology Incorporated ("the Company" or "MTI") applies the guidance within SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements ("SAB 104") in the evaluation of its contracts to determine when to properly recognize revenue. Under SAB 104 revenue is recognized when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured.

Product Revenue. Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer or distributor has occurred, at which time title generally is passed to the customer or distributor, all of which generally occur upon shipment of the product. If the product requires installation to be performed by the Company, all revenue related to the product is deferred and recognized upon the completion of the installation. If the product requires specific customer acceptance, revenue is deferred until customer acceptance occurs or the acceptance provisions lapse, unless the Company can objectively and reliably demonstrate that the criteria specified in the acceptance provisions are satisfied.

Funded Research and Development Revenue. The Company performs funded research and development for government agencies and commercial companies under both cost reimbursement and fixed-price contracts, which generally require the Company to absorb up to 50% of the total costs incurred.  Cost reimbursement contracts provide for the reimbursement of allowable costs.  On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as the services are performed. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. When the current estimates of total contract revenue for commercial development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as research and development expense as incurred. As of June 30, 2004, the Company has accrued approximately $38 thousand for anticipated contract losses on commercial contracts. When government agencies are providing funding they do not expect the government to be the only significant end user of the resulting products.  These contracts do not require delivery of products that meet defined performance specifications, but are best efforts arrangements to achieve overall research and development objectives. Included in accounts receivable are billed and unbilled work-in-progress on cost contracts. While the Company's accounting for government contract costs is subject to audit by the sponsoring entity, in the opinion of management, no material adjustments are expected as a result of such audits. Adjustments are recognized in the period made.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Significant Accounting Policies (Continued)

Cost of product revenue includes material, labor and overhead. Costs incurred in connection with funded research and development arrangements are included in funded research and product development expenses.

Deferred revenue consists of payments received and amounts due from customers in advance of services performed, products shipped, customer acceptance or installation completed.

Warranty

The Company records a warranty reserve at the time product revenue is recorded based on a historical rate. The reserve is reviewed during the year and is adjusted, if appropriate, to reflect new product offerings or changes in experience. Actual warranty claims are tracked by product.

Stock Based Compensation

The Company has two stock-based employee compensation plans, which are described more fully in Note 13 of the consolidated financial statements for the year ended December 31, 2003. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants granted to employees to be included in the consolidated financial statements of operations or, alternatively, disclosed in the notes to consolidated financial statements. The Company accounts for stock-based compensation of employees under the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and has elected the disclosure-only alternative under SFAS No. 123. The Company records the fair market value of stock options and warrants granted to non-employees in exchange for services in accordance with Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, in the condensed consolidated statements of operations. The Company has adopted the disclosure provisions but does not intend to adopt the transition provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.
(Dollars in thousands, except per share data)	Three months ended		Six months ended
	Jun. 30,	Jun. 30,	Jun. 30,	Jun. 30,
	2004	2003	2004	2003
Net loss, as reported	$(1,363)	$ (386)	$(1,605)	$ (449)
Add: Total stock-based employee
compensation expense already recorded in
financial statements, net of related tax effects	-	7	-	14

Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(112)	(318)	(170)	(678)
Pro forma net loss	$(1,475)	$ (697)	$(1,775)	$(1,113)

Loss per share:
Basic and diluted - as reported	$ (0.05)	$ (0.01)	$ (0.06)	$ (0.02)
Basic and diluted - pro forma	$ (0.05)	$ (0.03)	$ (0.06)	$ (0.04)

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Significant Accounting Policies (Continued)

  Accounting for Derivative Instruments

  On October 1, 2000, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, which establishes a new model for accounting for derivatives and hedging activities. These standards required the Company to recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure these instruments at fair value. Fair value is estimated using the Black Scholes Option-Pricing Model.

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

  The Company held or has outstanding the following derivative financial instruments:
	Jun. 30,	Jun. 30,	Dec. 31,
	2004	2003	2003	Expiration
Derivatives issued:

Warrants, exercisable beginning February 5, 2005, to purchase the
Company's common stock issued to Chicago Investment Group, L.L.C.
at a purchase price of $10.572 per share	28,377	-	-	February 5, 2006

First Investment Right, exercisable beginning April 25, 2004, to purchase the Company's common stock issued to Fletcher
International, Ltd. at a purchase price of $6.34 per share (1)	1,261,830	-	-	December 31, 2004

Second Investment Right, exercisable beginning immediately after the full exercise of the First Investment Right, to purchase the
Company's common stock issued to Fletcher International, Ltd. at
a purchase price of $6.34 per share through December 31, 2006 (1)	3,154,575	-	-	December 31, 2006

Plug Power Investment Right, exercisable at any time from June 1, 2005 through December 31, 2006 after the full exercise of the First
Investment Right, to purchase a number of the Company's shares of
Plug Power common stock (to the extent of the number of shares remaining in escrow pursuant to the agreement) equal to
$10,000,000 divided by the prevailing price per share of Plug Power
common stock (1)	(2)	-	-	December 31, 2006

Warrants, immediately exercisable, to purchase the Company's common stock issued to SatCon at a purchase price of $12.56 per
Share	-	108,000	-	October 21, 2003

Warrants, immediately exercisable, to purchase the Company's common stock issued to SatCon at a purchase price of $12.56 per
Share	-	192,000	192,000	January 31, 2004

Derivatives held:
Warrants, immediately exercisable, to purchase SatCon common
stock at a purchase price of $7.84 per share	-	36,000	-	October 21, 2003

Warrants, immediately exercisable, to purchase SatCon common
stock at a purchase price of $7.84 per share	-	64,000	64,000	January 31, 2004

  (1) - The Company and Fletcher International, Ltd. entered into an amended private placement agreement on May 4, 2004 (see Note 7 - Shareholders' Equity).

  (2) - The exercise price for the Plug Power Investment Right is $10,000,000 less the positive difference between $18,000,000 and the product of the sum of 1,418,842 and the quantity of shares purchased in the exercise of the first $8 million additional investment right (1,261,830 shares) multiplied by the prevailing price per share of our common stock on the date Fletcher elects to exercise such right, all divided by the quotient obtained by dividing 10,000,000 by the prevailing price of Plug Power common stock on the date Fletcher elects to exercise such right (see Note 7- Shareholders' Equity).

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Significant Accounting Policies (Continued)

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

Reclassification

Certain 2003 amounts have been reclassified to conform to the 2004 presentation. The reclassifications have no effect on total revenues, total expenses, net loss or shareholders' equity as previously reported.

The reclassifications impact our condensed consolidated statements of operations in the following way:

  Selling, general and administrative expenses now include amortization of restricted stock compensation previously included in other expenses, net.
  Contracts Receivable
  Included in accounts receivable are the following at:

Jun. 30,	Dec. 31,
(Dollars in thousands)	2004	2003
U.S. and State Government:
Amount billable	$151	$ 272
Amount billed	205	282
Retainage	70	65
	$ 426	$ 619

The balances billed but not paid by customers pursuant to retainage provisions in contracts are due upon completion of the contracts and acceptance by the customer. Based on the Company's experience, most retainage amounts are expected to be collected within the ensuing year.

  Inventories

Inventories consist of the following at:
	Jun. 30,	Dec. 31,
(Dollars in thousands)	2004	2003
Finished goods	$ 339	$ 300
Work in process	168	316
Raw materials, components and assemblies, net	674	684
	$1,181	$1,300
  Securities Available for Sale

Securities available for sale are classified as both current assets and long-term restricted assets and accumulated net unrealized gains are charged to Other Comprehensive Income. In connection with the Company's private

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Securities Available for Sale (Continued)

placement consummated on January 29, 2004 and the amendment of the private placement agreement on May 4, 2004, the Company has escrowed 2.7 million shares of Plug Power common stock (see Note 7 - Shareholders' Equity).

The principal components of the Company's securities available for sale consist of the following:

(Dollars in thousands, except stock price and share data)
				Quoted
				Market
	Book	Unrealized	Recorded	Price
Security	Basis	Gain	Fair Value	Per NASDAQ	Ownership	Shares
June 30, 2004
Plug Power:
Current	$ 5,319	$17,070	$22,389	$ 7.48	4.10%	2,993,227
Restricted (1)	4,797	15,399	20,196	$ 7.48	3.70%	2,700,000
Total	$10,116	$32,469	$42,585		7.80%	5,693,227
December 31, 2003
Plug Power	$10,791	$33,240	$44,031	$ 7.25	8.36%	6,073,227

(1) In connection with the amended private placement agreement, the Company has deposited 2.7 million shares of Plug Power into escrow.

The book basis roll forward of Plug Power securities is as follows:

Plug Power - Current
(Dollars in thousands)	Jun. 30,	Dec. 31,
	2004	2003
Securities available for sale, beginning of period	$10,791	$14,344
Sale of shares	(675)	(3,553)
Transfer 3,000,000 shares to restricted on 1/29/04	(5,330)	-
Transfer 300,000 shares from restricted on 5/6/04	533	-
Securities book basis	5,319	10,791
Unrealized gain on securities available for sale	17,070	33,240
Securities available for sale, end of period	$22,389	$44,031

Plug Power - Restricted
(Dollars in thousands)	Jun. 30,	Dec. 31,
	2004	2003
Securities available for sale, beginning of period	$ -	$ -
Transfer 3,000,000 shares from current on 1/29/04	5,330	-
Transfer 300,000 shares to current on 5/6/04	(533)	-
Securities book basis	4,797	-
Unrealized gain on securities available for sale	15,399	-
Securities available for sale - restricted, end of period	$20,196	$ -

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Securities Available for Sale (Continued)

Accumulated unrealized gains related to securities available for sale are as follows:

	Jun. 30,	Dec. 31,
(Dollars in thousands)	2004	2003
Accumulated unrealized gains	$ 32,470	$ 33,240
Accumulated deferred tax expense
on unrealized gains	(12,988)	(13,296)
Accumulated net unrealized gains	$ 19,482	$ 19,944
  Income Taxes

The Company's effective income tax benefit rate from operations differed from the Federal statutory rate as follows:

	Three months ended		Six months ended
	Jun. 30,	Jun. 30,	Jun. 30,	Jun. 30,
	2004	2003	2004	2003
Federal statutory tax rate	34.00%	34.00%	34.00%	34.00%
State taxes, net of federal tax effect	5.06	3.85	4.85	2.92
Other expense, net	(.19)	(0.22)	(.06)	(0.55)
Tax rate	38.87%	37.63%	38.79%	36.37%

Income tax benefit (expense) consists of the following:

	Three months ended		Six months ended
(Dollars in thousands)	Jun. 30,	Jun. 30,	Jun. 30,	Jun. 30,
	2004	2003	2004	2003
Operations before minority interest
Federal	$ -	$ -	$ 96	$ -
State	(39)	(22)	(62)	(44)
Deferred	1,104	284	1,347	395
Total continuing operations	$1,065	$ 262	$1,381	$ 351
Discontinued operations
Federal	-	-	-	-
State	-	-	-	-
Deferred	-	(8)	-	(8)
Total discontinued operations	-	(8)	-	(8)
Total	$1,065	$ 254	$1,381	$ 343
Items credited directly to shareholders' equity:
Increase in unrealized gain on available for sale securities - Deferred	$ 546	$ 1,599	$ 308	$ 595
Expenses for employee stock options recognized differently for financial reporting/tax purposes - Federal	53	-	128	1
Derivative tax asset - Deferred	695	-	695	-
	$ 1,294	$ 1,599	$ 1,131	$ 596

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Income Taxes (Continued)

Deferred tax assets and liabilities consist of the following tax effects relating to temporary differences and carryforwards:

(Dollars in thousands)	Jun. 30,	Dec. 31,
	2004	2003
Current deferred tax assets (liabilities):
Bad debt reserve	$ 264	$ 264
Inventory valuation	28	3
Inventory capitalization	20	20
Securities available for sale	(7,712)	(15,289)
Vacation pay	167	181
Warranty and other sale obligations	15	11
Stock options	269	269
Other reserves and accruals	76	60
Net current deferred tax liabilities	$(6,873)	$(14,481)
Non-current deferred tax assets (liabilities):
Net operating loss	$ 7,286	$ 5,785
Property, plant and equipment	(146)	(145)
Securities available for sale - restricted	(7,144)	-
Derivatives	611	-
Other	239	239
Research and development tax credit	459	459
Alternative minimum tax credit	54	150
	1,359	6,488
Valuation allowance	(1,836)	(1,836)
Net non-current deferred tax (liabilities) assets	$ (477)	$ 4,652
Other Credits	$ (24)	$ (24)

The valuation allowance at June 30, 2004 and December 31, 2003 was $1.836 million. The valuation allowance reflects the estimate that it was more likely than not that certain net operating losses may be unavailable to offset future taxable income.

  Shareholders' Equity

Common Shares

Changes in common shares issued are as follows:
	Six
	Months Ended	Year Ended
	Jun. 30,	Dec. 31,
	2004	2003
Balance, beginning	35,776,510	35,648,135
Issuance of shares for stock option exercises	86,175	128,375
Issuance of shares for private placement	1,418,842	-
Balance, ending	37,281,527	35,776,510

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Shareholders' Equity (Continued)

Treasury Stock

Changes in treasury stock shares are as follows:
	Six
	Months Ended	Year Ended
	Jun. 30,	Dec. 31,
	2004	2003
Balance, beginning	8,035,974	8,020,250
Shares acquired for cash	4,762	15,724
Balance, ending	8,040,736	8,035,974

Warrants Issued

On February 5, 2004, the Company issued to Chicago Investment Group, L.L.C. a warrant to purchase 28,377 shares of the Company's common stock at an exercise price of $10.572 per share. The estimated fair value of this warrant at the date issued was $1.39 per share, using a Black Scholes Option-Pricing Model and assumptions similar to those used for valuing the Company's stock options. The warrant may not be exercised until February 5, 2005 and expires on February 5, 2006.

Reservation of Shares

The Company has reserved common shares for future issuance as of June 30, 2004 as follows:
Stock options outstanding	3,591,875
Stock options available for issuance	2,906,682
Additional Investment Rights as required by amended private placement agreement	5,520,505
Warrants outstanding	28,377
Number of common shares reserved	12,047,439

Completion of Option Exchange

On December 22, 2003, the Company announced the completion of the first phase of its stock option exchange offer. A total of 757,000 options with an average exercise price of approximately $19 were tendered by employees and then cancelled by the Company in exchange for the future issuance of options at a one-for-two ratio. New options totaling 341,000 were issued in the final phase of the exchange offer on June 23, 2004 at an exercise price of $6.17 per share to employees and directors who were employed by the Company or served as directors of the Company from December 22, 2003, the acceptance date, through June 23, 2004.

Private Placement

On January 29, 2004, the Company issued to Fletcher International, Ltd., or Fletcher, in a private placement (1) 1,418,842 shares of our common stock for an aggregate purchase price of $10 million, or $7.048 per share, and (2) rights to purchase up to an additional $26 million of our common stock and in certain instances up to 3,000,000 shares of Plug Power Inc. (NASDAQ:PLUG) common stock owned by us, which rights are referred to herein as the additional investment rights.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Shareholders' Equity (Continued)

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

  On May 20, 2004, our registration statement with the SEC became effective for 1,418,842 shares. The registration statement permits Fletcher to re-sell the shares of our common stock issued to them.

  Additional Investment Rights

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

  The table below illustrates the number of shares Fletcher would receive upon exercise of its $20 million additional investment right at a price per share equal to $6.34 (such exercise price is subject to adjustment as described below under "Adjustment Provisions"). Note that the Company's amended agreement with Fletcher provides that the maximum number of shares we could potentially issue to Fletcher is 8,330,411 shares.

Shares Issuable in
Purchase Price	Exchange for $20
MTI Stock	Million Investment
$6.34	3,154,575

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Shareholders' Equity (Continued)

Plug Power Shares

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

The exercise price for the Plug Power investment right is $10,000,000 less the positive difference between $18,000,000 and the product of the sum of 1,418,842 and the quantity of shares purchased in the exercise of the first $8 million of additional investment rights multiplied by the prevailing price per share of our common stock on the date Fletcher elects to exercise such right, all divided by the quotient obtained by dividing 10,000,000 by the prevailing price of Plug Power common stock on the date Fletcher elects to exercise such right. As used herein, a prevailing price is the average of the daily volume-weighted average price per share of common stock during the sixty-business-day period ending three days prior to the date Fletcher elects to exercise such right, provided however that the price may not exceed the average of the daily volume-weighted average prices for any ten business days within such sixty-business-day period. Each of the above referenced per share exercise prices for the additional investment rights was subject to adjustment as described below under "Adjustment Provisions."

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

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Shareholders' Equity (Continued)

Adjustment Provisions

Our amended agreement with Fletcher also provides that we may be required to issue additional shares to Fletcher, reduce the exercise prices described above for the additional investment rights and/or extend the investment term upon the occurrence of certain events (each as more fully described below) including:

  a restatement of our financial results,
  a change in control of our company,
  a future issuance of our capital stock at a price less than $7.048 as it relates to the initial $10 million investment and $6.34 as it relates to all additional investments, or our failure to maintain the effectiveness of the registration statement relating to shares of our common stock that Fletcher owns or may acquire, as well as our failure to satisfy the other requirements relating to registration.

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

Change in Control

In the event of a change of control of our company prior to sixty days after the expiration of the additional investment term, we may have to issue additional shares of our common stock to Fletcher and the additional investment rights (including the right to purchase the Plug Power shares) may be accelerated. If the consideration per share paid to our shareholders in the change of control transaction is less than twice the amount of the price per share paid by Fletcher for any of its investments pursuant to the agreement with Fletcher or the certificate of additional investment rights, then we must issue to Fletcher a number of shares of our common stock such that all of its investments will have been effectively made at a price per share equal to such per share change of control consideration multiplied by 0.5. In addition, if our shareholders have not approved the transaction with Fletcher prior to a change of control of our company, Fletcher may make a net basis settlement with respect to its additional investment rights. The mechanics of a net basis settlement are described below under "Net Basis Settlement and Shareholder Approval."

Dilutive Issuances

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

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Shareholders' Equity (Continued)

Registration Obligations

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

Shareholder approval of the Fletcher transaction was received at the Annual Meeting of Shareholders on June 24, 2004.

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

Placement and Amendment Fees

In connection with the private placement, in February 2004 the Company paid placement fees, recorded in equity against the proceeds of the private placement, of $600 thousand to Chicago Investment Group, L.L.C. and issued a warrant to purchase 28,377 shares of the Company's common stock at an exercise price of $10.572 per share. The warrant may not be exercised until February 5, 2005 and expires on February 5, 2006. In connection with the amendment of the private placement, the Company expensed advisory fees of $300 thousand to Citigroup Global Markets Inc.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Loss Per Share

The following is the reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

	Three months ended		Six months ended
	Jun. 30,	Jun. 30,	Jun. 30,	Jun. 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Loss from continuing operations	$ (1,363)	$ (399)	$(1,605)	$ (462)
Basic and Diluted Loss per Share:
Common shares outstanding, beginning of period	29,205,616	27,639,135	27,740,536	27,627,885
Unvested restricted common shares	-	(50,000)	-	(50,000)
Weighted average common shares issued during the period	19,273	40	1,248,936	10,276
Weighted average common shares reacquired during the period	-	-	(2,459)	-
Weighted average shares outstanding, end of period	29,224,889	27,589,175	28,987,013	27,588,161
Loss per weighted average share	$(0.05)	$(0.01)	$(0.06)	$ (0.02)

For the three and six months ended June 30, 2004, options to purchase 3,585,875 shares of common stock at exercise prices ranging from $0.54 to $20.92 per share, additional investment rights to purchase approximately 4,416,405 shares ($28,000,000 divided by $6.34 per share) of common stock with an exercise price of $6.34 per share and warrants to purchase 28,377 shares of common stock with an exercise price of $10.572 per share were outstanding but were not included in the computations of Loss per Share-assuming dilution because the Company incurred losses during this period and inclusion would be anti-dilutive.

For the three and six months ended June 30, 2003, options to purchase 3,728,900 shares of common stock at exercise prices ranging from $0.54 to $21.92 per share and warrants to purchase 300,000 shares of common stock with an exercise price of $12.56 per share were outstanding but were not included in the computations of Loss per Share-assuming dilution because the Company incurred losses during this period and inclusion would be anti-dilutive. Additionally, under SFAS No. 128, Earnings per Share, 50,000 shares of non-vested restricted common stock, which vest solely upon continued service, were excluded from the computation of basic loss per share and these shares of non-vested restricted common stock were further excluded from the computations of Loss per Share-assuming dilution because the Company incurred losses during this period and inclusion would be anti-dilutive.
  Sale of Securities Available for Sale

The Company sold shares of the following securities and recognized gains (losses) and proceeds as follows:
	Three months ended		Six months ended
	Jun. 30,	Jun. 30,	Jun. 30,	Jun. 30,
(Dollars in thousands, except shares)	2004	2003	2004	2003
Plug Power
Shares sold	-	500,000	380,000	1,000,000
Proceeds	$ -	$ 2,567	$ 3,804	$ 5,228
Gain on sales	$ -	$ 1,678	$ 3,129	$ 3,451

SatCon
Shares sold	-	67,500	-	192,500
Proceeds	$ -	$ 52	$ -	$ 166
Loss on sales	$ -	$ (38)	$ -	$ (91)

Total net gain on sales	$ -	$ 1,640	$ 3,129	$ 3,360

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Cash Flows - Supplemental Information
	Six months ended
	Jun. 30,	Jun. 30,
(Dollars in thousands)	2004	2003
Non-cash Operating, Investing and Financing Activities:
Additional paid-in-capital resulting from stock option exercises treated differently for financial reporting and tax purposes	$ 128	$ 1
Change in investment and paid-in-capital resulting from other investors' activity in MTI MicroFuel Cells Inc. stock	230	3
Derivative tax asset	695	-
Prepaid material in exchange for investment in subsidiary	-	3

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

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Segment Information (Continued)
(Dollars in thousands)		Test and			Condensed
		Measurement		Reconciling	Consolidated
Three months ended June 30, 2004	New Energy	Instrumentation	Other	Items	Totals
Product revenue	$ -	$1,231	$ -	$ -	$ 1,231
Funded research and development revenue	191	-	-	-	191
Research and product development expenses	2,678	328	-	-	3,006
Selling, general and administrative expenses	423	441	1,193	-	2,057
Segment loss from continuing operations before income taxes and minority interests	(1,681)	(239)	(820)	-	(2,740)
Segment (loss) profit	(1,681)	(239)	245	312	(1,363)
Total assets	62,914	1,767	3,861	-	68,542
Securities available for sale	22,389	-	-	-	22,389
Securities available for sale - restricted	20,196	-	-	-	20,196
Capital expenditures	320	26	88	-	434
Depreciation and amortization	108	17	98	-	223
Three months ended June 30, 2003
Product revenue	$ -	$ 1,423	$ -	$ -	$ 1,423
Funded research and development revenue	590	-	-	-	590
Research and product development expenses	1,765	318	-	-	2,083
Selling, general and administrative expenses	379	390	504	-	1,273
Impairment loss	(418)	-	-	-	(418)
Segment (loss) profit from continuing operations before income taxes and minority interests	(382)	110	(424)	-	(696)
Segment (loss) profit	(382)	110	(149)	35	(386)
Total assets	34,643	2,245	13,296	-	50,184
Securities available for sale	33,392	-	-	-	33,392
Capital expenditures	60	3	294	-	357
Depreciation and amortization	67	27	40	-	134
Six months ended June 30, 2004
Product revenue	$ -	$2,810	$ -	$ -	$ 2,810
Funded research and development revenue	579	-	-	-	579
Research and product development expenses	5,079	595	-	-	5,674
Selling, general and administrative expenses	736	832	1,796	-	3,364
Segment loss from continuing operations before income taxes and minority interests	(2,447)	(38)	(1,075)	-	(3,560)
Segment (loss) profit	(2,447)	(38)	306	574	(1,605)
Total assets	62,914	1,767	3,861	-	68,542
Securities available for sale	22,389	-	-	-	22,389
Securities available for sale - restricted	20,196	-	-	-	20,196
Capital expenditures	508	36	287	-	831
Depreciation and amortization	202	33	179	-	414

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Segment Information (Continued)
(Dollars in thousands)		Test and			Condensed
		Measurement		Reconciling	Consolidated
Six months ended June 30, 2003	New Energy	Instrumentation	Other	Items	Totals
Product revenue	$ -	$ 2,706	$ -	$ -	$ 2,706
Funded research and development revenue	1,112	-	-	-	1,112
Research and product development expenses	3,308	546	-	-	3,854
Selling, general and administrative expenses	1,011	796	898	-	2,705
Impairment losses	(418)	-	-	-	(418)
Segment (loss) profit from continuing operations before income taxes and minority interests	(366)	160	(758)	-	(964)
Segment (loss) profit	(366)	160	(394)	151	(449)
Total assets	34,643	2,245	13,296	-	50,184
Securities available for sale	33,392	-	-	-	33,392
Capital expenditures	161	8	338	-	507
Depreciation and amortization	132	57	83	-	272

The following table presents the details of "Other" segment profit (loss):
	Three months ended		Six months ended
(Dollars in thousands)	Jun. 30,	Jun. 30,	Jun. 30,	Jun. 30
	2004	2003	2004	2003
Corporate and Other Income (Expense):
Depreciation and amortization	$ (98)	$ (40)	$ (179)	$ (83)
Interest expense	-	(4)	-	(7)
Interest income	7	33	23	46
Income tax benefit	1,065	262	1,381	351
Income from discontinued operations, net	-	13	-	13
Other expense, net	(729)	(413)	(919)	(714)
Total corporate and other income (expense)	$ 245	$ (149)	$ 306	$ (394)
  Related Party Transactions

In connection with the National Institute of Standards and Technology ("NIST") billings and supplier accounts payable, as of June 30, 2004 and December 31, 2003, the Company has a liability to E.I. du Pont de Nemours and Company ("Dupont") (a minority shareholder in MTI Micro) for approximately $29 and $48 thousand, respectively. This liability is included in the financial statement line "Accrued liabilities - related parties."

As of June 30, 2004, amounts receivable from employees for stock option exercises totaled approximately $41 thousand and are included in the balance sheet caption "Other receivables - related parties." These receivables were collected during July 2004.

On March 29, 2004, the Company acquired 4,762 shares of its common stock from its CEO, Dale Church, in connection with a revised tax liability resulting from the vesting of restricted stock in October 2003. The Company had previously acquired 15,724 shares in connection with the payment of the original tax liability as reported on October 28, 2003.

  Effect of Recent Accounting Pronouncements

None.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Commitments and Contingencies (Continued)

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

Future minimum rental payments required under non-cancelable operating leases are (dollars in thousands): $277 remaining in 2004; $566 in 2005, $446 in 2006, $318 in 2007, $316 in 2008, and $289 thereafter.

Warranties

A reconciliation of changes in product warranty liabilities is as follows:
	Six months ended	Year ended
	Jun. 30,	Dec. 31,
(Dollars in thousands)	2004	2003
Balance, January 1	$28	$ 54
Accruals for warranties issued	14	55
Accruals related to pre-existing
warranties (including changes in estimates)	-	(66)
Settlements made (in cash or in kind)	(4)	(15)
Balance, end of period	$38	$ 28

Licenses

The Company licenses, on a non-exclusive basis, certain DMFC technology from Los Alamos National Laboratory ("LANL"). Under this agreement, the Company is required to pay future minimum annual license fees of (dollars in thousands): $200 in 2004 and $250 yearly through 2019. Once products are being sold, royalties will be based on 2% of the first $50 million of net sales, 1% on net sales in excess of $50 million but less than $100 million and .5% on net sales in excess of $100 million. License payments made in any year can be applied against royalties due and total annual fees in any year shall not exceed $1 million.

Employment Agreements

The Company has employment agreements with certain employees that provide severance payments and accelerated vesting of certain options upon termination of employment under certain circumstances, as defined in the applicable agreements. As of June 30, 2004, the Company's potential minimum obligation to these employees was approximately $860 thousand.

Guaranty of Subsidiary Funding

In connection with the Strategic Alliance Agreement between MTI MicroFuel Cells Inc. ("MTI Micro") and The Gillette Company ("Gillette"), the Company guaranteed additional investments in its subsidiary, MTI Micro, of up to $20 million before September 19, 2005, if other sources of funding are not available. Immediately prior to the Gillette transaction closing, the Company invested $11 million ($7.4 million in cash and $3.6 million through the conversion of a loan receivable to equity) of its $20 million commitment in MTI Micro common stock. In October 2003, Jeong Kim, a related party, invested $1 million in MTI Micro common stock and on April 7, 2004, the Company invested $15 million into MTI Micro fulfilling its guaranty obligation.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

  Issuance of Stock by Subsidiary

MTI Micro was formed on March 26, 2001. The Company owns approximately 90% of MTI Micro as of June 30, 2004.

On April 7, 2004, MTI Micro sold approximately 3,218,885 and 215,000 shares of MTI Micro common stock to the Company and a group of private investors, respectively, at a price of $4.66 per share for approximately $15 million and $1 million, respectively. As a result of the Company's investment, it has fully satisfied its remaining investment guaranty under the Gillette Agreement. Further, on May 20, 2004, MTI Micro sold 215,000 shares of MTI Micro common stock to a private investor at a price of $4.66 per share for approximately $1 million.

One component of the Company's paid-in-capital increase in 2004 represents a $230 thousand increase for changes in the Company's equity investment in MTI Micro, which results from third-party stock transactions in MTI Micro.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Subsequent Events

On August 3, 2004, the Company announced that its subsidiary, MTI Instruments, received a $2.5 million purchase order from the U.S. Air Force for services and equipment related to its PBS-4100 portable aircraft engine balancing systems. This latest purchase order provides further funding under a five year contract issued in December 2002 that provides for up to $8.8 million in purchases.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Item 2 contains forward-looking statements that involve risks and uncertainties, which may cause the Company's actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. See "Statement Concerning Forward-Looking Statements" on page 36.

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

MTI Micro designs and develops DMFCs for portable power applications. A micro fuel cell is a portable power source that converts chemical energy into useable electrical energy. MTI Micro is developing a micro fuel cell that uses methanol, a common alcohol, as its fuel. We believe DMFC systems could potentially have an energy density of five to ten times that of Lithium-Ion "(Li-Ion") batteries. The advantage of DMFC systems is that, when commercialized, they should be able to power a wireless electronic device for longer periods of time than Li-Ion batteries between recharging/refueling. In addition, DMFCs may be instantly refueled without the need for a power outlet or a lengthy recharge.

MTI Micro's fuel cell technology platform can be customized to provide portable power for a number of applications depending on the power level, required run time and size requirements. MTI Micro plans to launch its initial product, a power source for Intermec Technologies Corporation ("Intermec") RFID tag readers, by the end of 2004.

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

From inception through June 30, 2004, the Company has incurred net losses of $64.0 million and expects to incur losses as it continues micro fuel cell product development and commercialization programs. The Company expects that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, gains on sales of securities available for sale and the operating results of MTI Instruments and MTI Micro.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 1 to the condensed consolidated financial statements includes a summary of the Company's most significant accounting policies. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, inventories, securities available for sale and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The following critical accounting policies have been newly identified or modified since December 31, 2003:

Derivative Instruments

The Company has held or issued certain derivative instruments and embedded derivative instruments and records these derivatives and embedded derivative instruments separated from the host contract in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and

Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. These standards require the Company to recognize all derivative instruments as either assets or liabilities on the statement of financial position and measure these instruments at fair value. Fair value is estimated using the Black Scholes Option-Pricing Model.

Revenue Recognition

Mechanical Technology Incorporated ("the Company") applies the guidance within SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements ("SAB 104") in the evaluation of its contracts to determine when to properly recognize revenue. Under SAB 104 revenue is recognized when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured.

Product Revenue. Product revenue is recognized when there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery of the product to the customer or distributor has occurred, at which time title generally is passed to the customer or distributor, all of which generally occur upon shipment of the product. If the product requires installation to be performed by the Company, all revenue related to the product is deferred and recognized upon the completion of the installation. If the product requires specific customer acceptance, revenue is deferred until customer acceptance occurs or the acceptance provisions lapse, unless the Company can objectively and reliably demonstrate that the criteria specified in the acceptance provisions are satisfied.

Funded Research and Development Revenue. The Company performs funded research and development for government agencies and commercial companies under both cost reimbursement and fixed-price contracts, which generally require the Company to absorb up to 50% of the total costs incurred.  Cost reimbursement contracts provide for the reimbursement of allowable costs.  On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as the services are performed. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. When the current estimates of total contract revenue for commercial development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as research and development expense as incurred. As of June 30, 2004, the Company has accrued approximately $38 thousand for anticipated contract losses on commercial contracts. When government agencies are providing funding they do not expect the government to be the only significant end user of the resulting products.  These contracts do not require delivery of products that meet defined performance specifications, but are best efforts arrangements to achieve overall research and development objectives. Included in accounts receivable are billed and unbilled work-in-progress on cost contracts. While the Company's accounting for government contract costs is subject to audit by the sponsoring entity, in the opinion of management, no material adjustments are expected as a result of such audits. Adjustments are recognized in the period made.

Cost of product revenue includes material, labor and overhead. Costs incurred in connection with funded research and development arrangements are included in funded research and product development expenses.

Deferred revenue consists of payments received and amounts due from customers in advance of services performed, products shipped, customer acceptance or installation completed.

Results of Operations

Three and Six Months Ended June 30, 2004 Compared to the Three and Six Months Ended June 30, 2003

The following is management's discussion and analysis of certain significant factors, which have affected the Company's results of operations for the three and six months ended June 30, 2004 compared to the three and six months ended June 30, 2003.

Product Revenue. Product revenue in the Test and Measurement Instrumentation segment for the three months ended June 30, 2004 decreased in comparison to the same period last year by $.192 million or 13.5% to $1.231 million. The three-month decrease is primarily the result of decreases in sales to aviation customers of $.437 million, reflecting a decline in shipments under two existing Air Force contracts. This decrease has been partially offset by an increase in semiconductor product sales of $.222 million, which includes shipments of the first AutoScan and 300 SA wafer metrology tools, and other increases of $.023 million in general gaging product sales.

Product revenue for the first six months of 2004 increased in comparison to the same period last year by $.104 million or 3.8% to $2.810 million. The six-month increase is primarily the result of a $.352 million increase in semiconductor product sales, including the first shipments of AutoScan and 300 SA wafer metrology tools. This increase offsets decreases in sales to commercial aviation customers of $.199 million and decreases in sales to general gaging customers of $.049 million due to decreased activity from original equipment manufacturer customers.

The Air Force contracts were finalized during the third and fourth quarters of 2002. Information regarding these contracts is as follows:

(Dollars in thousands, except contract values)
		Revenues	Revenues	Total Contract
		Six months ended	Six months ended	Orders
Contract	Expiration	Jun. 30, 2004	Jun. 30, 2003	Received to Date

$8.8 million
Retrofit and
Maintenance
of PBS 4100's	06/20/2008	$ 958	$ 841	$ 2,711

$3.1 million
PBS units and
Accessory Kits	09/30/2004*	$ 111	$ 211	$ 1,132

* This contract may be extended by the Air Force at its discretion.

Funded Research and Development Revenue. Funded research and development revenue in the New Energy segment for the three months ended June 30, 2004 decreased in comparison to the same period last year by $.399 million to $.191 million, a 67.6% decrease. The three-month decrease is primarily the result of the National Institute of Standards and Technology ("NIST") and New York State Energy Research and Development Authority ("NYSERDA") government contracts contributing $.401 million more revenues in 2003 compared to 2004 and Harris Corporation ("Harris") revenues in 2003 of $.175 million. These decreases were partially offset by $.178 million in revenues under two new contracts with the US Army Research Laboratory ("ARL") and Cabot Superior Micropowders ("CSMP").

Funded research and development revenue for the first six months of 2004 decreased in comparison to the same period last year by $.533 million to $.579 million, a 47.9% decrease. The six-month decrease is the result of the NIST and NYSERDA government contracts contributing $.534 million more revenues in 2003 compared to 2004 and Harris revenues in 2003 of $.175 million. These decreases were partially offset by $.178 million in revenues under two new contracts with ARL and CSMP.

Information regarding government contracts included in funded research and development revenue is as follows:

(Dollars in thousands, except contract values)
		Revenues	Revenues	Contract Life to
		Six months ended	Six months ended	Date Revenues as of
Contract	Expiration	Jun. 30, 2004	Jun. 30, 2003	Jun. 30, 2004
$4.6 million NIST *	09/30/04	$ 401	$ 731	$ 3,297
$200,000 NYSERDA	01/31/04	$ -	$ -	$ 200
$500,000 NYSERDA	09/30/03	$ -	$ 204	$ 500

* This contract is a joint venture with Dupont. Dupont's share of the contract is $1.3 million.

Cost of Product Revenue. Cost of product revenue in the Test and Measurement Instrumentation segment for the three months ended June 30, 2004 increased in comparison to the same period last year by $.065 million or 11.6% to $.623 million. The increase was primarily due to the product mix, which during 2004 includes the first shipments of AutoScan and 300 SA metrology tools.

Gross profit as a percentage of product revenue decreased to 49.4% for the three months ended June 30, 2004 from 60.8% in the prior year. The gross profit percentage decreased primarily as a result of the sales volume and product mix, which during 2004 includes shipments of the first AutoScan and 300SA metrology tools, combined with increased manufacturing overhead costs.

Cost of product revenue in the Test and Measurement Instrumentation segment for the six months ended June 30, 2004 increased in comparison to the same period last year by $.157 million or 14.1% to $1.270 million. The increase was primarily due to a higher sales volume and the product mix, which during 2004 includes the first shipments of AutoScan and 300SA metrology tools.

Gross profit as a percentage of product revenue decreased to 54.8% for the six months ended June 30, 2004 from 58.9% in the prior year. The gross profit percentage decreased as a result of the product mix, which during 2004 includes shipments of the first AutoScan and 300SA metrology tools, combined with increased manufacturing overhead costs.

Funded Research and Product Development Expenses. Funded research and product development expenses in the New Energy segment decreased by $.262 million or 32.6% to $.541 million for the three months ended June 30, 2004 in comparison to the same period last year. The decreased costs are primarily attributable to the NIST program which is nearing completion, partially offset by costs incurred under new contracts with ARL and CSMP.

Funded research and product development expenses in the New Energy segment increased by $.072 million or 4.4% to $1.695 million for the six months ended June 30, 2004 in comparison to the same period last year. The increased costs are attributable to the development of prototypes for Harris and costs incurred under new contracts with ARL and CSMP offset by decreased development costs related to the completion of the second NYSERDA contract during 2003 and reduced costs related to the NIST contract as it moves toward completion by the end of the third quarter of 2004.

Unfunded Research and Product Development Expenses. Unfunded research and product development expenses increased by $1.185 million or 92.6% to $2.465 million for the three months ended June 30, 2004 in comparison to the same period last year. This increase reflects a $.010 million increase in product development costs in the Test and Measurement Instrumentation segment related to the continued development of the PBS-3300 and MTI-2100. This increase also includes a $1.175 million increase in the New Energy segment reflecting increased internal development costs directed at commercializing micro fuel cells, including costs for the development of our micro fuel cell system for Intermec and development costs in connection with Gillette and potential commercial products.

Unfunded research and product development expenses increased by $1.748 million or 78.4% to $3.979 million for the six months ended June 30, 2004 in comparison to the same period last year. This increase reflects a $.049 million increase in product development costs in the Test and Measurement Instrumentation segment related to the continued development of the PBS-3300 and MTI-2100. This increase also includes a $1.699 million increase in the New Energy segment reflecting increased internal development costs directed at commercializing micro fuel cells, including costs for the development of our micro fuel cell system for Intermec and development costs in connection with Gillette and potential commercial products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased $.784 million to $2.057 million for the three months ended June 30, 2004 in comparison to the same period last year, a 61.6% increase. This increase is primarily the result of advisory fees totaling $.300 million and other professional fees of approximately $.148 million related to the amendment of the Company's private placement transaction, increases in insurance costs of $.052 million and other net expense increases of $.284 million.

Selling, general and administrative expenses increased $.659 million to $3.364 million for the six months ended June 30, 2004 in comparison to the same period last year, a 24.4% increase. This increase is primarily the result of advisory fees totaling $.300 million and other professional fees of approximately $.155 million related to the amendment of the Company's private placement transaction, increases in insurance costs of $.130 million and other net expense increases of $.074 million.

Operating Loss. Operating loss for the three months ended June 30, 2004 in comparison to the same period last year increased by $2.363 million to $4.264 million, a 124.3% increase. This increase in operating loss results primarily from increases in unfunded research and product development costs and selling, general and administration expenses and decreases in funded research and development revenue in the New Energy segment as well as decreases in product revenues and gross profits from product revenues in the Test and Measurement Instrumentation segment.

Operating loss for the six months ended June 30, 2004 in comparison to the same period last year increased by $3.065 million to $6.919 million, a 79.5% increase. This increase in operating loss results primarily from increases in unfunded research and product development costs and selling, general and administration expenses and decreases in funded research and development revenue in the New Energy segment as well as decreases in gross profits from product revenues in the Test and Measurement Instrumentation segment.

Gain on Sale of Securities Available for Sale, Net. Results for the three and six months ended June 30, 2004 included a $0 and $3.129 million gain on the sale of securities available for sale, respectively, compared to a $1.640 and $3.360 million gain on the sale of securities available for sale, respectively, for the same period in 2003. The average selling price per share of Plug Power common stock was $9.93 for the six months ended June 30, 2004. The average selling price per share of Plug Power and SatCon common stock was $5.07 and $0.76, respectively, for the three months ended June 30, 2003, and $5.17 and $0.70, respectively, for the six months ended June 30, 2003.

Gain (Loss) on Derivatives. The Company recorded a gain of $1.492 and $0 million on derivative accounting for the three months ended June 30, 2004 and 2003, respectively. A gain of $.211 million and a loss of $.006 million were recorded for the six months ended June 30, 2004 and 2003, respectively. The 2004 gain relates to the embedded derivative for the purchase of Plug Power common stock, which is part of the private placement transaction, while the loss in 2003 related to warrants for the purchase of SatCon common stock. Changes in derivative fair values for the embedded derivative and the SatCon warrants are calculated using the Black Scholes Option-Pricing Model.

Impairment Losses. For the three and six months ended June 30, 2003, the Company recorded a $.418 million charge for impairment losses for other than temporary declines in the value of certain securities available for sale.

Income Tax Benefit. The tax benefit rates for the three and six months ended June 30, 2004 were 38.87% and 38.79% compared to the rates for the three and six months ended June 30, 2003 of 37.63% and 36.37%. These tax benefit rates are primarily due to losses generated by operations. The valuation allowance at June 30, 2004 and December 31, 2003 was $1.836 million. The Company determined that it was more likely than not that the ultimate recognition of certain deferred tax assets would not be realized. Further, as a result of ownership changes in 1996, the availability of $.724 million of net operating loss carryforwards to offset future taxable income will be limited pursuant to the Internal Revenue Code.

Liquidity and Capital Resources

The Company has incurred significant losses as it continues to fund MTI Micro's DMFC product development and commercialization programs. The Company expects that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, gains on sales of securities available for sale, the operating results of MTI Instruments and MTI Micro, the availability of equity financing including the additional investment rights issued in connection with the private placement, as amended, and the ability to attract government funding resources to offset research and development costs. As of June 30, 2004, the Company had an accumulated deficit of $64.038 million. During the six months ended June 30, 2004, the Company recognized a loss of $1.605 million and used cash in operating activities totaling $5.611 million. This cash use in 2004 was funded primarily by proceeds from the sale of securities available for sale which totaled $3.804 million and net proceeds of $8.985 million from the January 2004 private placement transaction. The Company expects to continue to incur losses as it develops and commercializes DMFCs and it expects to continue funding its operations from current cash and cash equivalents, the sales of securities available for sale, proceeds from the additional investment rights issued in connection with the private placement, as amended, and government program funding in each case unless other sources of funding can be found.

During the remainder of 2004, the Company expects to spend approximately $5.811 million on research and development of DMFCs and $.655 million in research and development on MTI Instruments' products.

The Company anticipates that it will be able to meet the liquidity needs of its operations for 2004 from current cash resources, proceeds from the private placement, sale of securities available for sale and, to the extent available, equity financings. However, there can be no assurance that the Company will not require additional financing within this time frame or that any additional financing will be available to the Company on terms acceptable to the Company, if at all. Cash used in operations is expected to total approximately $14.6 million for 2004. Further, cash used for capital expenditures is expected to total approximately $3.0 million in 2004. Capital expenditures for 2004 will consist of expenditures for facility expansion, furniture, computer equipment, software and manufacturing and laboratory equipment. The Company should have adequate resources to fund operations and capital expenditures for 2004 and 2005 based on current cash and cash equivalents, current cash flow and revenue projections and the potential sale of unrestricted securities available for sale at current market values. Proceeds from the sale of securities available for sale are subject to fluctuations in the market value of Plug Power as well as limitations on the ability to sell shares arising from the escrow of 2,700,000 shares in connection with Fletcher's amended right to purchase Plug Power common stock between June 1, 2005 and December 31, 2006, subject to the terms of the agreement with Fletcher. The Company may also seek to provide additional resources through an equity offering. Additional government revenues and Fletcher's exercise of additional investment rights, as amended, totaling up to an additional $28 million could also provide additional resources. The Company anticipates that it will have to raise additional equity capital to fund its long-term business plan, regardless of whether Fletcher exercises any or all of its additional investment rights.

Future sales of Plug Power securities will generate taxable income or loss which is different from book income or loss due to the tax basis in these assets being significantly different from their book basis. Book and tax basis as of June 30, 2004 are as follows:

		Average	Average
Security	Shares Held	Book Cost Basis	Tax Basis
Plug Power - unrestricted	2,993,227	$1.78	$0.96
Plug Power - restricted	2,700,000	$1.78	$0.96

As of June 30, 2004, the Company owned 5,693,227 common shares of Plug Power. In connection with the May 4, 2004 amended private placement with Fletcher, the Company has placed 2,700,000 of its Plug Power shares in escrow and Fletcher may have the right to purchase those shares, potentially at a discount. Plug Power stock is currently traded on the Nasdaq National Market and is therefore subject to stock market conditions. When acquired, these securities were unregistered. Plug Power securities are considered "restricted securities" as defined in Rule 144 and may be sold in the future without registration under the Securities Act subject to compliance with the provisions of Rule 144.

Working capital was $36.085 million at June 30, 2004 a $6.341 million decrease from $42.426 million at December 31, 2003. This decrease is primarily the result of an increase to current assets for the proceeds from the private placement offset by decreases to current assets related to the restriction of 2,700,000 shares of Plug Power under the escrow agreement pursuant to the Company's amended private placement and the associated decrease to current deferred tax liabilities for the tax impact of the reclassification of these securities from current to long-term assets.

At June 30, 2004, the Company's order backlog was $.783 million, compared to $.447 million at December 31, 2003.

Inventory and accounts receivable (from product revenues) turnover ratios and their changes for the six months ended June 30 are as follows:
	2004	2003	Change
Inventory	1.70	2.00	(.30)
Accounts receivable (for product revenues)	4.63	4.02	.61

The changes in the inventory and accounts receivable turnover ratios are the result of the volume and timing of sales. The Test and Measurement Instrumentation segment had higher year to date sales but also had higher cost of sales during the period which accounts for the reduction in the inventory turnover and increase in the accounts receivable ratio.

Cash flow used by operating activities for the six months ended June 30, 2004 was $5.611 million compared with $3.686 million for the same period in the prior year. This cash use increase of $1.925 million primarily reflects increases in cash expenditures to fund New Energy segment research and development, offset by balance sheet changes which reflect the timing of cash payments and receipts.

Capital expenditures during the first six months of 2004 were $.831 million, an increase of $.324 million from the same period of the prior year. Capital expenditures in 2004 included furniture, computer equipment, facilities fit-up, software, and manufacturing and laboratory equipment. Remaining capital expenditures in 2004 are expected to approximate $2.2 million, consisting of expenditures for computer equipment, software and manufacturing and laboratory equipment. The Company expects to finance these expenditures with current cash and cash equivalents, the sale of securities available for sale, equity financing and other sources, as appropriate.

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

As of June 30, 2004, the Company sold 380,000 shares of Plug Power common stock with proceeds totaling $3.804 million and net gains totaling $3.129 million. Taxes on the net gains are expected to be offset by the Company's net operating losses. As of June 30, 2004, the Company estimates its remaining net operating loss carryforwards to be approximately $18.1 million.

Cash and cash equivalents were $20.905 million at June 30, 2004 compared to $12.380 million at December 31, 2003.

Contractual Obligations

Contractual obligations as of June 30, 2004, under agreements with non-cancelable terms are as follows:
	Payments Due by Period
		Less Than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Contractual obligations:
Operating leases	$2,388	$ 371	$1,097	$ 631	$ 289
Purchase obligations	1,503	545	955	3	-
License obligations (A), (B)	3,950	200	500	500	2,750
Other long-term liabilities recorded
on the balance sheet	24	-	24	-	-
Total	$7,865	$1,116	$2,576	$1,134	$3,039

(A) Once products are sold under the LANL license agreement; royalties will be based on 2% of the first $50 million of net sales, 1% on net sales in excess of $50 million but less than $100 million and .5% on net sales in excess of $100 million. License payments made in any year can be applied against royalties due and total annual fees in any year shall not exceed $1 million.

(B) Under the Strategic Alliance Agreement (the "Agreement") with Gillette, if MTI Micro sells fuel refills in the target market after its exclusivity obligations have expired, then MTI Micro will be required to pay Gillette royalties as defined in the Agreement. Portions of the Agreement are subject to confidential treatment as filed with the SEC.

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

Statement Concerning Forward-Looking Statements

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

− risks related to developing direct methanol micro fuel cells, or DMFCs, and whether we will ever successfully develop commercially viable DMFCs;
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
  general market conditions; and
  other factors referred to under the caption "Risk Factors," which are set forth in our Annual Report on Form 10-K and Form 10-K/A.

Readers should not rely on our forward-looking statements. These and other risks are set forth in greater detail in the "Risk Factors" section of our Annual Report on Form 10-K and Form 10-K/A, which are incorporated herein by reference and under the caption "Additional Information Concerning Risks Related to the 2004 Private Placement Transaction, as Amended" in this quarterly report on Form 10-Q. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of our Annual Report on Form 10-K and Form 10-K/A, which are incorporated herein by reference.

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

The Company's issued derivatives consist of warrants and rights to purchase shares of the Company's common stock and Plug Power common stock owned by the Company. The fair value of the embedded derivative for the right to purchase Plug Power common stock is recorded in the financial statement line titled "Derivative liability." This derivative is valued quarterly using the Black Scholes Option-Pricing Model. The Company's held derivatives consist of warrants to purchase SatCon common stock. The fair value of the warrants to purchase SatCon common stock is based on estimates using the Black Scholes Option-Pricing Model. The Company recognizes changes in fair value through the operating statement line titled "Gain (loss) on derivatives." The Company does not use derivative financial instruments for speculative or trading purposes.

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders ("Annual Meeting") held on June 24, 2004, a total of 23,777,602 shares (approximately 81%) of the issued and outstanding shares of the Company were represented by proxy or in person at the meeting. The Company's shareholders approved the following:

  To elect the following directors for the terms of office noted:
Election of Directors	Term	Number of Votes For	% Cast	Against/ Withheld	Broker Non-Votes
Steven Fischer	3 Yr.	23,673,207	81.0	104,395	-
Dr. Walter Robb	3 Yr.	23,659,082	80.9	118,520	-
Dr. Beno Sternlicht	3 Yr.	23,036,229	78.8	741,373	-

  The other directors, whose terms of office as directors continued after the Annual Meeting, are: Dale W. Church, Edward Dohring, David B. Eisenhaure and E. Dennis O'Connor.

  The approval of the Private Placement of the Company's common stock to Fletcher International, Ltd. was approved by a majority of the shareholders.
Number of Votes	Against/		Broker
For	Withheld	Abstentions	Non-Votes

23,399,779	303,664	74,159	-

  The ratification of the appointment of PricewaterhouseCoopers LLP as independent auditors for the

Company for the year ending December 31, 2004, subject to the receipt of a satisfactory letter of engagement from such firm, was approved by a majority of the shareholders.
Number of Votes	Against/		Broker
For	Withheld	Abstentions	Non-Votes

23,586,653	161,086	29,863	-

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

(b) Reports on Form 8-K

Three reports on Form 8-K were filed during the quarter ended June 30, 2004. The first report was dated May 5, 2004 and described amendments to the private placement agreement between the Company and Fletcher International, Ltd. The second report was dated May 12, 2004 regarding the Company's press release announcing its financial results for the quarter ended March 31, 2004. The third report was dated June 21, 2004 regarding the Company's press release announcing its Mobion™ technology through its majority-owned subsidiary MTI MicroFuel Cells Inc.

The Company filed a report on Form 8-K on August 2, 2004 announcing that effective September 1, 2004, Steven Fischer, a member of the Board of Directors since 2003, will assume the role of Chairman and CEO for MTI. Dale Church, MTI's Chairman and Chief Executive Officer since 2002, will transition from his current role to President of MTI Government Systems in order to focus more exclusively on business development initiatives in the rapidly growing government sector for MTI's subsidiaries, MTI MicroFuel Cells and MTI Instruments. Mr. Church will also continue to be the Chairman of MTI MicroFuel Cells and a member of the MTI Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mechanical Technology Incorporated
8/16/2004 (Date)	/s/Dale W. Church____ Dale W. Church Chief Executive Officer

8/16/2004 (Date)	/s/Cynthia A. Scheuer Cynthia A. Scheuer Vice President and Chief Financial Officer