Form 10-Q
period 2004-09-30
MECHANICAL TECHNOLOGY INC
filed 2004-11-09
CIK 64463

====================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities

Exchange Act of 1934

For the quarterly period ended September 30, 2004

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at November 3, 2004
Common Stock, $1.00 Par Value	29,246,916 Shares

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

INDEX

Part I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements Financial Statements of Mechanical Technology Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets - September 30, 2004 (Unaudited) and December 31, 2003	3-4

Condensed Consolidated Statements of Operations - Three and nine months ended September 30, 2004 and 2003 (Unaudited)	5

Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income - Nine months ended September 30, 2004 and 2003 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2004 and 2003 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8-27

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	28-37

Item 3. Quantitative and Qualitative Disclosures About Market Risk	38

Item 4. Controls and Procedures	38-39

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	40
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 3. Defaults Upon Senior Securities	40
Item 4. Submission of Matters to a Vote of Security Holders	40
Item 5. Other Information	40
Item 6. Exhibits	40

Signatures	41

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2004 (Unaudited) and December 31, 2003

(Dollars in thousands)

	Sept. 30,	Dec. 31,
	2004	2003
Assets
Current Assets:
Cash and cash equivalents	$17,159	$12,380
Securities available for sale	19,186	44,031
Accounts receivable	1,192	962
Inventories, net	1,099	1,300
Prepaid expenses and other current assets	619	514
Total Current Assets	39,255	59,187

Long Term Assets:
Securities available for sale - restricted	17,307	-
Property, plant and equipment, net	2,556	1,999
Deferred income taxes	3,426	4,652
Notes receivable-noncurrent, less allowance of $660 as of December 31, 2003	-	-
Total Assets	$62,544	$65,838

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2004 (Unaudited) and December 31, 2003

(Dollars in thousands, except share data)
	Sept. 30,	Dec. 31,
	2004	2003
Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable	$ 579	$ 692
Accrued liabilities	2,398	1,528
Accrued liabilities - related parties	53	48
Income taxes payable	12	12
Deferred income taxes	5,865	14,481
Total Current Liabilities	8,907	16,761
Long-Term Liabilities:
Derivative liability	4,163	-
Other credits	24	24
Total Liabilities	13,094	16,785

Commitments and Contingencies
Minority interests	1,706	787

Shareholders' Equity:
Common stock, par value $1 per share, authorized 75,000,000; issued 37,282,652 at September 30, 2004 and 35,776,510 at December 31, 2003	37,283	35,776
Paid-in-capital	75,819	68,708
Accumulated deficit	(67,431)	(62,433)
	45,671	42,051
Accumulated Other Comprehensive Income:
Unrealized gain on securities available for sale, net of taxes	15,827	19,944
Common stock in treasury, at cost, 8,040,736 shares at September 30, 2004 and 8,035,974 shares at December 31, 2003	(13,754)	(13,729)
Total Shareholders' Equity	47,744	48,266
Total Liabilities and Shareholders' Equity	$ 62,544	$ 65,838

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share data)
	Three months ended		Nine months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2004	2003	2004	2003
Revenues:
Product revenue	$ 1,642	$ 1,598	$ 4,452	$ 4,304
Funded research and development revenue	175	310	754	1,422
Total revenues	1,817	1,908	5,206	5,726
Operating costs and expenses:
Cost of product revenue	686	755	1,956	1,868
Research and product development expenses:
Funded research and product development	881	879	2,576	2,502
Unfunded research and product development	2,352	1,317	6,331	3,548
Total research and product development expenses	3,233	2,196	8,907	6,050
Selling, general and administrative expenses	1,526	1,854	4,890	4,559
Operating loss	(3,628)	(2,897)	(10,547)	(6,751)
Interest expense	-	-	-	(7)
(Loss) gain on derivatives	(2,635)	2	(2,424)	(4)
Gain on sale of securities available for sale, net	-	4,123	3,129	7,483
Impairment losses	-	-	-	(418)
Other income (expenses), net	41	(75)	60	(114)
(Loss) income from continuing operations before
income taxes and minority interests	(6,222)	1,153	(9,782)	189
Income tax benefit (expense)	2,473	(425)	3,854	(74)
Minority interests in losses of consolidated subsidiary	356	195	930	346
(Loss) income from continuing operations	(3,393)	923	(4,998)	461
Income from discontinued operations, net of tax	-	-	-	13
Net (loss) income	$ (3,393)	$ 923	$ (4,998)	$ 474
(Loss) Income per Share (Basic and Diluted):
(Loss) income per share from continuing operations	$ (0.12)	$ 0.03	$ (0.17)	$ 0.02
Income per share from discontinued operations	-	-	-	-
(Loss) income per share	$ (0.12)	$ 0.03	$ (0.17)	$ 0.02

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

AND COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)
	Nine months ended
	Sept. 30,	Sept. 30,
	2004	2003
COMMON STOCK
Balance, beginning	$ 35,776	$ 35,648
Issuance of shares - options	88	11
Issuance of shares - private placement	1,419	-
Balance, ending	$ 37,283	$ 35,659
PAID-IN-CAPITAL
Balance, beginning	$ 68,708	$ 67,479
Issuance of shares - options	115	9
MTI MicroFuel Cell investment	344	191
Private placement, net of expenses	5,827	-
Compensatory options	-	32
Derivative tax asset	695	-
Stock option exercises recognized differently for financial
reporting and tax purposes	130	1
Balance, ending	$ 75,819	$ 67,712
ACCUMULATED DEFICIT
Balance, beginning	$(62,433)	$(61,874)
Net (loss) income	(4,998)	474
Balance, ending	$(67,431)	$(61,400)
ACCUMULATED OTHER COMPREHENSIVE INCOME:
UNREALIZED GAIN ON SECURITIES AVAILABLE FOR SALE,
NET OF TAXES
Balance, beginning	$ 19,944	$ 13,170
Less reclassification adjustment for gains included in net income	(1,248)	(3,262)
Change in unrealized (loss) gain on securities available for sale, net of taxes	(2,869)	2,311
Balance, ending	$ 15,827	$ 12,219
RESTRICTED STOCK GRANT
Balance, beginning	$ -	$ (40)
Grants vested	-	37
Balance, ending	$ -	$ (3)
TREASURY STOCK
Balance, beginning	$(13,729)	$(13,635)
Stock acquisition	(25)	-
Balance, ending	$(13,754)	$(13,635)
SHAREHOLDERS' EQUITY
Balance, ending	$ 47,744	$ 40,552
TOTAL COMPREHENSIVE LOSS:
Net (loss) income	$ (4,998)	$ 474
Other comprehensive loss:
Change in unrealized loss on securities available for sale, net of taxes	(4,117)	(951)
Total comprehensive loss	$ (9,115)	$ (477)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)
	Nine months ended
	Sept. 30, 2004	Sept. 30, 2003
Operating Activities
Net (loss) income excluding discontinued operations	$ (4,998)	$ 461
Adjustments to reconcile net (loss) income to net cash used by operations:
Loss on derivatives	2,424	4
Impairment losses	-	418
Minority interests in losses of consolidated subsidiary	(930)	(346)
Loss on retirement of subsidiary treasury stock	-	5
Depreciation and amortization	657	430
Gain on sale of securities available for sale, net	(3,129)	(7,483)
Loss on disposal of fixed assets	34	3
Deferred income taxes and other credits	(3,820)	104
Stock based compensation	-	69
Changes in operating assets and liabilities net of effects from discontinued operations:
Accounts receivable	(230)	306
Inventories, net	201	99
Prepaid expenses and other current assets	(105)	(912)
Accounts payable	(112)	(84)
Income taxes payable	-	(82)
Accrued liabilities - related parties	5	(86)
Accrued liabilities	870	245
Net cash used by operating activities excluding discontinued operations	(9,133)	(6,849)
Discontinued operations:
Income from discontinued operations	-	13
Deferred income taxes	-	8
Net cash provided by discontinued operations	-	21
Net cash used by operating activities	(9,133)	(6,828)
Investing Activities
Purchases of property, plant and equipment	(1,248)	(843)
Proceeds from sale of securities available for sale	3,804	11,654
Net cash provided by investing activities	2,556	10,811
Financing Activities
Gross proceeds from private placement	10,000	-
Costs of private placement	(1,015)	-
Purchase of common stock for treasury	(25)	-
Proceeds from stock option exercises	203	20
Proceeds from subsidiary stock issuances	2,193	1,001
Net cash provided by financing activities	11,356	1,021
Increase in cash and cash equivalents	4,779	5,004
Cash and cash equivalents - beginning of period	12,380	7,320
Cash and cash equivalents - end of period	$ 17,159	$ 12,324

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2003 has been derived from the Company's December 31, 2003 audited consolidated financial statements. All other information has been derived from the Company's unaudited condensed consolidated financial statements for the periods as of and ending September 30, 2004 and 2003.

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

Funded Research and Development Revenue. The Company performs funded research and development for government agencies and commercial companies under both cost reimbursement and fixed-price contracts.  Cost reimbursement contracts provide for the reimbursement of allowable costs.  On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as the services are performed. In each type of contract, the Company generally receives periodic progress payments or payments upon reaching interim milestones. When the current estimates of total contract revenue for commercial development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as research and development expense as incurred. As of September 30, 2004, the Company has accrued approximately $114 thousand for anticipated contract losses on commercial contracts. When government agencies are providing funding they do not expect the government to be the only significant end user of the resulting products.  These contracts do not require delivery of products that meet defined performance specifications, but are best efforts arrangements to achieve overall research and development objectives. Included in accounts receivable are billed and unbilled work-in-progress on contracts. While the Company's accounting for government contract costs is subject to audit by the sponsoring entity, in the opinion of management, no material adjustments are expected as a result of such audits. Adjustments are recognized in the period made.

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

The following table illustrates the effect on net (loss) income and (loss) income per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.
(Dollars in thousands, except per share data)	Three months ended		Nine months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2004	2003	2004	2003
Net (loss) income, as reported	$(3,393)	$ 923	$(4,998)	$ 474
Add: Total stock-based employee
compensation expense already recorded in
financial statements, net of related tax effects	-	14	-	42

Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(936)	(262)	(1,109)	(916)
Pro forma net (loss) income	$(4,329)	$ 675	$(6,107)	$ (400)

(Loss) income per share:
Basic and diluted - as reported	$ (0.12)	$ 0.03	$ (0.17)	$ 0.02
Basic and diluted - pro forma	$ (0.15)	$ 0.02	$ (0.21)	$ (0.01)

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

  The Company held or has outstanding the following derivative financial instruments:
	Sept. 30,	Sept. 30,	Dec. 31,
	2004	2003	2003	Expiration
Derivatives issued:
Warrants, exercisable beginning February 5, 2005, to purchase the
Company's common stock issued to Chicago Investment Group, L.L.C.
at a purchase price of $10.572 per share	28,377	-	-	February 5, 2006

First Investment Right, exercisable beginning April 25, 2004, to purchase the Company's common stock issued to Fletcher
International, Ltd. at a purchase price of $6.34 per share (1)	1,261,830	-	-	December 31, 2004

Second Investment Right, exercisable beginning immediately after the full exercise of the First Investment Right, to purchase the
Company's common stock issued to Fletcher International, Ltd. at
a purchase price of $6.34 per share through December 31, 2006 (1)	3,154,575	-	-	December 31, 2006

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

  (1) - The Company and Fletcher International, Ltd. entered into an amended private placement agreement on May 4, 2004 (see Note 8 - Shareholders' Equity).

  (2) - The exercise price for the Plug Power Investment Right is $10,000,000 less the positive difference between $18,000,000 and the product of the sum of 1,418,842 and the quantity of shares purchased in the exercise of the first $8 million additional investment right (1,261,830 shares) multiplied by the prevailing price per share of our common stock on the date Fletcher elects to exercise such right, all divided by the quotient obtained by dividing 10,000,000 by the prevailing price of Plug Power common stock on the date Fletcher elects to exercise such right (see Note 8- Shareholders' Equity).

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

Reclassification

Certain 2003 amounts have been reclassified to conform to the 2004 presentation. The reclassifications have no effect on total revenues, total expenses, net (loss) income or shareholders' equity as previously reported.

The reclassifications impact our condensed consolidated statements of operations in the following way:

  Selling, general and administrative expenses now include amortization of restricted stock compensation previously included in other expenses, net.

The reclassifications impact our condensed consolidated statements of shareholders' equity in the following way:

  Accumulated Other Comprehensive Income now includes an allocation of tax to both realized and unrealized gains (losses) previously allocated to unrealized gains (losses).
  Accounts Receivable

Included in accounts receivable are the following at:

	Sept. 30,	Dec. 31,
(Dollars in thousands)	2004	2003
U.S. and State Government:
Amount billed	$ 255	$ 280
Amount billable	242	272
Retainage	70	65
Total U.S. and State Government	$ 567	$ 617
Commercial:	$ 625	$ 345
Total	$1,192	$ 962

The balances billed but not paid by customers pursuant to retainage provisions in contracts are due upon completion of the contracts and acceptance by the customer. Based on the Company's experience, most retainage amounts are expected to be collected within the ensuing year.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Inventories

Inventories consist of the following at:
	Sept. 30,	Dec. 31,
(Dollars in thousands)	2004	2003
Finished goods	$ 345	$ 300
Work in process	88	316
Raw materials, components and assemblies, net	666	684
	$1,099	$1,300
  Notes Receivable

  Notes receivable consist of the following at:
	Sept. 30,	Dec. 31,
(Dollars in thousands)	2004	2003
Notes receivable(A)	$ -	$ 660
Less: Current portion	-	-
Less: Allowance for bad debt	-	(660)
	$ -	$ -

  (A) On August 13, 2003, the Company converted its existing note receivable to a redeemable subordinated debenture. The debenture accrues interest at the rate of 12% per annum. Repayments are scheduled to begin December 1, 2004 in accordance with the debenture agreement.

  During the quarter ended September 30, 2004, the Company wrote this note receivable off against its allowance for bad debts.

  Securities Available for Sale

Securities available for sale are classified as both current assets and long-term restricted assets and accumulated net unrealized gains are reported in Other Comprehensive Income. In connection with the Company's private placement consummated on January 29, 2004 and the amendment of the private placement agreement on May 4, 2004, the Company has escrowed 2.7 million shares of Plug Power common stock (see Note 8 - Shareholders' Equity).

The principal components of the Company's securities available for sale consist of the following at:

(Dollars in thousands, except stock price and share data)
				Quoted
				Market
	Book	Unrealized	Recorded	Price
Security	Basis	Gain	Fair Value	Per NASDAQ	Ownership	Shares
September 30, 2004
Plug Power:
Current	$ 5,319	$13,867	$19,186	$ 6.41	4.09%	2,993,227
Restricted (1)	4,797	12,510	17,307	$ 6.41	3.69%	2,700,000
Total	$10,116	$26,377	$36,493		7.78%	5,693,227
December 31, 2003
Plug Power	$10,791	$33,240	$44,031	$ 7.25	8.36%	6,073,227

(1) In connection with the amended private placement agreement, the Company has deposited 2.7 million shares of Plug Power common stock into escrow.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Securities Available for Sale (Continued)

The book basis roll forward of Plug Power securities is as follows:

Plug Power - Current
(Dollars in thousands)	Sept. 30,	Dec. 31,
	2004	2003
Securities available for sale, beginning of period	$10,791	$14,344
Sale of shares	(675)	(3,553)
Transfer 3,000,000 shares to restricted on 1/29/04	(5,330)	-
Transfer 300,000 shares from restricted on 5/6/04	533	-
Securities book basis	5,319	10,791
Unrealized gain on securities available for sale	13,867	33,240
Securities available for sale, end of period	$19,186	$44,031

Plug Power - Restricted
(Dollars in thousands)	Sept. 30,	Dec. 31,
	2004	2003
Securities available for sale, beginning of period	$ -	$ -
Transfer 3,000,000 shares from current on 1/29/04	5,330	-
Transfer 300,000 shares to current on 5/6/04	(533)	-
Securities book basis	4,797	-
Unrealized gain on securities available for sale	12,510	-
Securities available for sale - restricted, end of period	$17,307	$ -

Accumulated unrealized gains related to securities available for sale are as follows:

	Sept. 30,	Dec. 31,
(Dollars in thousands)	2004	2003
Accumulated unrealized gains	$ 26,377	$ 33,240
Accumulated deferred tax expense
on unrealized gains	(10,550)	(13,296)
Accumulated net unrealized gains	$ 15,827	$ 19,944
  Income Taxes

The Company's effective income tax benefit (expense) rate from operations differed from the Federal statutory rate as follows:

	Three months ended		Nine months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2004	2003	2004	2003
Federal statutory tax rate	34.00%	(34.00)%	34.00%	(34.00)%
State taxes, net of federal tax effect	6.00	(1.76)	5.58	3.43
Other expense, net	(.25)	(1.10)	(.18)	(8.48)
Tax rate	39.75%	(36.86)%	39.40%	(39.05)%

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Income Taxes (Continued)

Income tax benefit (expense) consists of the following:

	Three months ended		Nine months ended
(Dollars in thousands)	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2004	2003	2004	2003
Operations before minority interest
Federal	$ -	$ -	$ 96	$ -
State	-	74	(62)	30
Deferred	2,473	(499)	3,820	(104)
Total continuing operations	$2,473	$ (425)	$3,854	$ (74)
Discontinued operations
Federal	-	-	-	-
State	-	-	-	-
Deferred	-	-	-	(8)
Total discontinued operations	-	-	-	(8)
Total	$2,473	$ (425)	$3,854	$ (82)
Items credited directly to shareholders' equity:
Increase in unrealized gain on securities available for sale - Deferred	$2,437	$ 40	$2,745	$ 634
Expenses for employee stock options recognized differently for financial reporting/tax purposes - Federal	2	-	130	1
Derivative tax asset - Deferred	-	-	695	-
	$ 2,439	$ 40	$ 3,570	$ 635

Deferred tax assets and (liabilities) consist of the following tax effects relating to temporary differences and carryforwards:

(Dollars in thousands)	Sept. 30,	Dec. 31,
	2004	2003
Current deferred tax assets (liabilities):
Bad debt reserve	$ -	$ 264
Inventory valuation	14	3
Inventory capitalization	20	20
Securities available for sale	(6,431)	(15,289)
Vacation pay	170	181
Warranty and other sale obligations	17	11
Stock options	269	269
Other reserves and accruals	76	60
Net current deferred tax liabilities	$(5,865)	$(14,481)
Non-current deferred tax assets (liabilities):
Net operating loss	$ 8,979	$ 5,785
Property, plant and equipment	(145)	(145)
Securities available for sale - restricted	(5,989)	-
Derivatives	1,665	-
Other	239	239
Research and development tax credit	459	459
Alternative minimum tax credit	54	150
	5,262	6,488
Valuation allowance	(1,836)	(1,836)
Net non-current deferred tax assets	$ 3,426	$ 4,652
Other Credits	$ (24)	$ (24)

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Income Taxes (Continued)

The valuation allowance at September 30, 2004 and December 31, 2003 was $1.836 million. The valuation allowance reflects the estimate that it was more likely than not that certain net operating losses may be unavailable to offset future taxable income.

  Shareholders' Equity

Common Shares

Changes in common shares issued are as follows:
	Nine
	Months Ended	Year Ended
	Sept. 30,	Dec. 31,
	2004	2003
Balance, beginning	35,776,510	35,648,135
Issuance of shares for stock option exercises	87,300	128,375
Issuance of shares for private placement	1,418,842	-
Balance, ending	37,282,652	35,776,510

Treasury Stock

Changes in treasury stock shares are as follows:

	Nine
	Months Ended	Year Ended
	Sept. 30,	Dec. 31,
	2004	2003
Balance, beginning	8,035,974	8,020,250
Shares acquired for cash	4,762	15,724
Balance, ending	8,040,736	8,035,974

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

Reservation of Shares

The Company has reserved common shares for future issuance as of September 30, 2004 as follows:
Stock options outstanding	3,793,531
Stock options available for issuance	2,697,901
Additional Investment Rights as required by amended private placement agreement	5,520,505
Warrants outstanding	28,377
Number of common shares reserved	12,040,314

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

On May 4, 2004, the Company amended its agreement with Fletcher. This agreement, as amended, ("the 2004 Private Placement") includes a change in the exercise price for the rights to purchase additional shares of MTI common stock to a fixed price $6.34 per share from, in the original agreement, $7.048 per share until December 31, 2005 and the lesser of $7.048 per share or a variable price in 2006. The change to a fixed price substantially reduces the potential for shareholder dilution if shares had been purchased at a variable price in 2006. The price remains subject to adjustment upon the occurrence of certain limited events. The 2004 Private Placement, also includes: (1) an increase in the rights to purchase additional shares of MTI common stock to $28 million from $26 million, (2) a reduction in Fletcher's right to purchase Plug Power common stock escrowed by the Company to a maximum of 2,700,000 shares from a maximum of 3,000,000 shares, (3) an extension of the exercise period for the right to purchase Plug Power common stock to one or more purchases between June 1, 2005 and December 31, 2006 from a one-time purchase in June of 2005, (4) an extension of MTI's ability to withdraw Plug Power common stock from escrow through December 31, 2006 instead of through June 30, 2005, and (5) an extension of the exercise period for the right to invest the first $8 million in MTI's common stock to any time prior to December 31, 2004 from any time prior to ninety business days after the effective date of MTI's registration statement.

On May 20, 2004, the Company's registration statement with the SEC became effective for 1,418,842 shares. The registration statement permits Fletcher to re-sell the shares of our common stock issued to them.

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

The table below illustrates the number of shares Fletcher would receive upon exercise of its $20 million additional investment right at a price per share equal to $6.34 (such exercise price is subject to adjustment as described below under "Adjustment Provisions"). Note that the Company's 2004 Private Placement

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Shareholders' Equity (Continued)

agreement with Fletcher provides that the maximum number of shares we could potentially issue to Fletcher is 8,330,411 shares.

Shares Issuable in
Purchase Price	Exchange for $20
MTI Stock	Million Investment
$6.34	3,154,575

Plug Power Shares

In connection with the 2004 Private Placement agreement, the Company has reduced the number of shares of Plug Power it has deposited into escrow to 2,700,000 shares, a reduction of 300,000 shares. Commencing immediately after the SEC declares effective the registration statement relating to shares of our common stock that Fletcher owns (or may acquire), we continue to have the right to have 250,000 of such shares released from escrow to us, on a monthly basis, in the event that on any day during such month, the prevailing price of our common stock exceeds $6.343 (which price may have been adjusted to reflect stock splits, recombinations, stock dividends or the like). If Fletcher does not exercise its right to purchase the first additional $8 million of our common stock, all of such Plug Power shares will be released from escrow to us. If, however, Fletcher does exercise such right, then at any time, on one or multiple occasions, from June 1, 2005 to December 31, 2006, Fletcher may exercise its right to purchase from us a number of shares of Plug Power common stock totaling $10,000,000 divided by the prevailing price per share of Plug Power common stock, but only to the extent of the number of shares remaining in escrow.

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

As a result of this exercise price calculation, we may be required to sell shares of Plug Power at a discount to prices we would otherwise obtain in sales at market prices. The table below illustrates such potential discounts based on assumed decreases in our stock price from $6.00 (which, for the purposes of this illustration, serves as an approximation of the price of our common stock as of March 11, 2004, the date we filed Amendment No. 1 to our Registration Statement on Form S-3 (SEC File No. 333-112464)), and an assumed price of Plug Power common stock at the time of exercise. Note that Fletcher's right to purchase Plug Power shares is conditioned on the exercising of Fletcher's first $8 million of additional investment rights.
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

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Shareholders' Equity (Continued)

Adjustment Provisions

The 2004 Private Placement agreement with Fletcher also provides that the Company may be required to issue additional shares to Fletcher, reduce the exercise prices described above for the additional investment rights and/or extend the investment term upon the occurrence of certain events (each as more fully described below) including:

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

Other

The 2004 Private Placement agreement also provides Fletcher certain other rights including, but not limited to, indemnification rights with respect to (1) breaches of representations, warranties and covenants contained in the agreements with Fletcher, and (2) misstatements in or omissions from the prospectus and the registration statement relating to shares of our common stock that Fletcher owns or may acquire.

Placement and Amendment Fees

In connection with the 2004 Private Placement, in February 2004 the Company paid placement fees, recorded in equity against the proceeds of the private placement, of $600 thousand to Chicago Investment Group, L.L.C. and issued a warrant to purchase 28,377 shares of the Company's common stock at an exercise price of $10.572 per share. The warrant may not be exercised until February 5, 2005 and expires on February 5, 2006. In connection with the amendment of the private placement, the Company paid advisory fees of $300 thousand to Citigroup Global Markets Inc.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  (Loss) Income Per Share

The following is the reconciliation of the numerators and denominators of the basic and diluted (loss) income per share computations:

	Three months ended		Nine months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
(Loss) income from continuing operations	$ (3,393)	$ 923	$(4,998)	$ 461
Basic (Loss) Income per Share:
Common shares outstanding, beginning of period	29,240,791	27,639,260	27,740,536	27,627,885
Unvested restricted common shares	-	(50,000)	-	(50,000)
Weighted average common shares issued during the period	1,125	-	1,335,297	10,646
Weighted average common shares reacquired during the period	-	-	(3,233)	-
Weighted average shares outstanding, end of period	29,241,916	27,589,260	29,072,600	27,588,531
(Loss) income per weighted average share	$(0.12)	$ 0.03	$(0.17)	$ 0.02

Diluted (Loss) Income per Share:
Common shares outstanding, beginning of period	29,240,791	27,639,260	27,740,536	27,627,885
Weighted average common shares issued during the period	1,125	-	1,335,297	10,646
Weighted average number of shares reacquired during the period	-	-	(3,233)	-
Weighted average number of options	-	1,039,181	-	739,579
Weighted average number of warrants	-	-	-	-
Weighted average shares outstanding	29,241,916	28,678,441	29,072,600	28,378,110
(Loss) income per weighted average share	$ (0.12)	$ 0.03	$(0.17)	$ 0.02

For the three and nine months ended September 30, 2004, options to purchase 3,793,531 shares of common stock at exercise prices ranging from $0.54 to $20.92 per share, additional investment rights to purchase approximately 4,416,405 shares ($28,000,000 divided by $6.34 per share) of common stock with an exercise price of $6.34 per share and warrants to purchase 28,377 shares of common stock with an exercise price of $10.572 per share were outstanding but were not included in the computations of Loss per Share-assuming dilution because the Company incurred losses during this period and inclusion would be anti-dilutive.

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
  Sale of Securities Available for Sale

The Company sold shares of the following securities and recognized gains and proceeds as follows:
	Three months ended		Nine months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(Dollars in thousands, except shares)	2004	2003	2004	2003
Plug Power
Shares sold	-	1,000,000	380,000	2,000,000
Proceeds	$ -	$ 5,024	$ 3,804	$10,251
Gain on sales	$ -	$ 3,247	$ 3,129	$ 6,698
SatCon
Shares sold	-	581,100	-	773,600
Proceeds	$ -	$ 1,237	$ -	$ 1,403
Gain on sales	$ -	$ 876	$ -	$ 785
Total net gain on sales	$ -	$ 4,123	$ 3,129	$ 7,483

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Cash Flows - Supplemental Information
	Nine months ended
	Sept. 30,	Sept. 30,
(Dollars in thousands)	2004	2003
Non-cash Operating, Investing and Financing Activities:
Additional paid-in-capital resulting from stock option exercises treated differently for financial reporting and tax purposes	$ 130	$ 1
Change in investment and paid-in-capital resulting from other investors' activity in MTI MicroFuel Cells Inc. stock	344	191
Derivative tax asset	695	-
Prepaid material in exchange for investment in subsidiary	-	3

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

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items and items like income taxes or unusual items, which are not allocated to reportable segments. The "Reconciling Items" column includes minority interests in a consolidated subsidiary. In addition, segments' noncash items include any depreciation and amortization in reported profit or loss. The New Energy segment figures include the Company's micro fuel cell operations, equity securities of Plug Power and SatCon, gains (losses) on the sale of these securities, (losses) gains related to the embedded derivative for the purchase of Plug Power common stock and warrants to purchase SatCon common stock.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Segment Information (Continued)
(Dollars in thousands)		Test and			Condensed
		Measurement		Reconciling	Consolidated
Three months ended September 30, 2004	New Energy	Instrumentation	Other	Items	Totals
Product revenue	$ -	$1,642	$ -	$ -	$ 1,642
Funded research and development revenue	175	-	-	-	175
Research and product development expenses	2,970	263	-	-	3,233
Selling, general and administrative expenses	312	433	781	-	1,526
Loss on derivatives	(2,635)	-	-	-	(2,635)
Segment (loss) profit from continuing operations before income taxes and minority interests	(5,994)	187	(415)	-	(6,222)
Segment (loss) profit	(5,994)	187	2,058	356	(3,393)
Total assets	53,843	1,870	6,831	-	62,544
Securities available for sale	19,186	-	-	-	19,186
Securities available for sale - restricted	17,307	-	-	-	17,307
Derivative liability	4,163	-	-	-	4,163
Capital expenditures	154	23	240	-	417
Depreciation and amortization	116	17	110	-	243
Three months ended September 30, 2003
Product revenue	$ -	$ 1,598	$ -	$ -	$ 1,598
Funded research and development revenue	310	-	-	-	310
Research and product development expenses	1,910	286	-	-	2,196
Selling, general and administrative expenses	806	423	625	-	1,854
Gain on derivatives	2	-	-	-	2
Gain on sale of securities available for sale, net	4,123	-	-	-	4,123
Segment profit (loss) from continuing operations before income taxes and minority interests	1,647	90	(584)	-	1,153
Segment profit (loss)	1,647	90	(1,009)	195	923
Total assets	40,584	2,211	10,280	-	53,075
Securities available for sale	31,156	-	-	-	31,156
Capital expenditures	210	24	102	-	336
Depreciation and amortization	73	25	60	-	158

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Segment Information (Continued)
(Dollars in thousands)		Test and			Condensed
		Measurement		Reconciling	Consolidated
Nine months ended September 30, 2004	New Energy	Instrumentation	Other	Items	Totals
Product revenue	$ -	$4,452	$ -	$ -	$ 4,452
Funded research and development revenue	754	-	-	-	754
Research and product development expenses	8,049	858	-	-	8,907
Selling, general and administrative expenses	1,048	1,265	2,577	-	4,890
Loss on derivatives	(2,424)	-	-	-	(2,424)
Gain on sale of securities available for sale, net	3,129	-	-	-	3,129
Segment (loss) profit from continuing operations before income taxes and minority interests	(8,441)	149	(1,490)	-	(9,782)
Segment (loss) profit	(8,441)	149	2,364	930	(4,998)
Total assets	53,843	1,870	6,831	-	62,544
Securities available for sale	19,186	-	-	-	19,186
Securities available for sale - restricted	17,307	-	-	-	17,307
Derivative liability	4,163	-	-	-	4,163
Capital expenditures	662	59	527	-	1,248
Depreciation and amortization	318	50	289	-	657
Nine months ended September 30, 2003
Product revenue	$ -	$ 4,304	$ -	$ -	$ 4,304
Funded research and development revenue	1,422	-	-	-	1,422
Research and product development expenses	5,218	832	-	-	6,050
Selling, general and administrative expenses	1,817	1,219	1,523	-	4,559
Loss on derivatives	(4)	-	-	-	(4)
Gain on sale of securities available for sale, net	7,483	-	-	-	7,483
Impairment losses	(418)	-	-	-	(418)
Segment profit (loss) from continuing operations before income taxes and minority interests	1,281	250	(1,342)	-	189
Segment profit (loss)	1,281	250	(1,403)	346	474
Total assets	40,584	2,211	10,280	-	53,075
Securities available for sale	31,156	-	-	-	31,156
Capital expenditures	371	32	440	-	843
Depreciation and amortization	205	82	143	-	430

The following table presents the details of "Other" segment profit (loss):
	Three months ended		Nine months ended
(Dollars in thousands)	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2004	2003	2004	2003
Corporate and Other Income (Expense):
Depreciation and amortization	$ (110)	$ (60)	$ (289)	$ (143)
Interest expense	-	-	-	(7)
Interest income	4	50	27	96
Income tax benefit (expense)	2,473	(425)	3,854	(74)
Income from discontinued operations, net	-	-	-	13
Other expense, net	(309)	(574)	(1,228)	(1,288)
Total corporate and other income (expense)	$2,058	$(1,009)	$ 2,364	$(1,403)

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Related Party Transactions

In connection with the National Institute of Standards and Technology ("NIST") contract billings and supplier accounts payable, as of September 30, 2004 and December 31, 2003, the Company has a liability to E.I. du Pont de Nemours and Company ("Dupont") (a minority shareholder in MTI Micro) for approximately $53 and $48 thousand, respectively. This liability is included in the financial statement line "Accrued liabilities - related parties."

On March 29, 2004, the Company acquired 4,762 shares of its common stock from its CEO, Dale Church, in connection with a revised tax liability of Mr. Church resulting from the vesting of restricted stock in October 2003. The Company had previously acquired 15,724 shares in connection with the payment of Mr. Church's original tax liability as reported on October 28, 2003.

  Effect of Recent Accounting Pronouncements

None.

  Commitments and Contingencies

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

Ling Electronics, Inc.

On July 8, 2003, Donald R. Gililland, Sharon Gililland, Vernon Dunham and Jean Dunham, owners of 4890 E. La

Palma Avenue, Anaheim, CA 92870 ("Plaintiffs"), the former location of Ling Electronics, Inc. ("Ling"), filed

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Commitments and Contingencies (Continued)

suit in the Superior Court of California for Orange County against SatCon Power Systems, Inc., a subsidiary of SatCon Technology Corporation ("SatCon"), and Mechanical Technology. In September 2003, SatCon and the Company filed a joint answer to the complaint. In September 2004, the Company and SatCon each retained independent counsel. The matter is scheduled for trial in January 2005.

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

Leases

The Company and its subsidiaries lease four manufacturing, laboratory and office facilities. The leases generally provide for the Company to pay either an increase over a base year level for taxes, maintenance, insurance and other costs of the leased properties or the Company's allocated share of insurance, taxes, maintenance and other costs of leased properties. The leases contain renewal provisions.

Future minimum rental payments required under non-cancelable operating leases are (dollars in thousands): $139 remaining in 2004; $566 in 2005, $446 in 2006, $318 in 2007, $316 in 2008, and $289 thereafter.

Warranties

A reconciliation of changes in product warranty liabilities is as follows:
	Nine months ended	Year ended
	Sept. 30,	Dec. 31,
(Dollars in thousands)	2004	2003
Balance, January 1	$28	$ 54
Accruals for warranties issued	22	55
Accruals related to pre-existing warranties (including changes in estimates)	-	(66)
Settlements made (in cash or in kind)	(9)	(15)
Balance, end of period	$41	$ 28

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

Employment Agreements

The Company has employment agreements with certain employees that provide severance payments and accelerated vesting of certain options upon termination of employment under certain circumstances, as defined in the applicable agreements. As of September 30, 2004, the Company's potential minimum obligation to these employees was approximately $1.061 million.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Commitments and Contingencies (Continued)

Guaranty of Subsidiary Funding

In connection with the Strategic Alliance Agreement between MTI MicroFuel Cells Inc. ("MTI Micro") and The Gillette Company ("Gillette"), the Company guaranteed additional investments in its subsidiary, MTI Micro, of up to $20 million before September 19, 2005, if other sources of funding are not available. Immediately prior to the Gillette transaction closing in September 2003, the Company invested $11 million ($7.4 million in cash and $3.6 million through the conversion of a loan receivable to equity) of its $20 million commitment in MTI Micro common stock. In October 2003, Jeong Kim, an MTI Micro board member, invested $1 million in MTI Micro common stock and on April 7, 2004, the Company invested $15 million into MTI Micro fulfilling its guaranty obligation.

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

  Issuance of Stock by Subsidiary

MTI Micro was formed on March 26, 2001. The Company owns approximately 89% of the outstanding capital stock of MTI Micro as of September 30, 2004.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

  Issuance of Stock by Subsidiary (Continued)

On April 7, 2004, MTI Micro sold 3,218,885 and 215,000 shares of MTI Micro common stock to the Company and a group of private investors, respectively, at a price of $4.66 per share for approximately $15 million and $1 million respectively. As a result of the Company's investment, it has fully satisfied its remaining investment guaranty under the Gillette Agreement. Further, on May 20, 2004, MTI Micro sold 215,000 shares of MTI Micro common stock to a private investor at a price of $4.66 per share for approximately $1 million.

One component of the Company's paid-in-capital increase in 2004 represents a $344 thousand increase for changes in the Company's equity investment in MTI Micro, which resulted from third-party stock transactions in MTI Micro.

  Subsequent Events

  Sale of Securities Available for Sale

  From October 1 through November 5, 2004, the Company sold available for sale securities as follows:

  (Dollars in thousands)
Company	Number of Shares Sold	Proceeds from Sales
Plug Power	100,000	$675

  Contracts

  On October 20, 2004, the Company announced that its subsidiary, MTI Micro, received two contracts to demonstrate energy density advantages and to quantify potential logistical advantages of its direct methanol micro fuel cells ("DMFCs") and fuel refill systems for the United States Armed Forces. The first award, which will be administered by the Army Research, Development and Engineering Command ("RDECOM") as part of its evaluation of new technologies for field-readiness, will total approximately $250,000 over the next ten months.

  The second award, a Phase I Small Business Innovative Research ("SBIR") contract from Marine Corp System Command, will provide $70,000 over the next six months to support efforts to analyze and report on current regulations and requirements necessary to field DMFCs and fuel refill systems. An optional three month period could raise the total value of the contract to $100,000.

  Amendment to the Gillette Agreement

On August 18, 2004, MTI Micro, entered into an amendment to the multi-year strategic alliance agreement with The Gillette Company ("Gillette") whereby MTI Micro, Gillette and Gillette's Duracell business unit will exclusively develop and commercialize a low-power direct methanol micro fuel cell power system and a compatible fuel refill system to power future mass market, high volume, portable consumer devices. The amendment to the agreement clarified the allocation of deliverables in milestones 3 and 4; added an additional milestone; and changed the due dates for MTI Micro's and Gillette's deliverables. MTI Micro also granted a non-exclusive license to Gillette to any improvements by MTI Micro to intellectual property developed by Gillette.

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

MTI Micro designs and develops DMFCs for portable power applications. A micro fuel cell is a portable power source that converts chemical energy into useable electrical energy. MTI Micro is developing a micro fuel cell that uses methanol, a common alcohol, as its fuel. The Company believes DMFC systems could potentially have an energy density of five to ten times that of Lithium-Ion "(Li-Ion") batteries. The advantage of DMFC systems is that, when commercialized, they should be able to power a wireless electronic device for longer periods of time than Li-Ion batteries between recharging/refueling. In addition, DMFCs may be instantly refueled without the need for a power outlet or a lengthy recharge.

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

MTI Instruments' Engine Balancing and Vibration Analysis system primarily serves the aviation industry, both in the commercial and military sectors.  These systems perform a number of vibration analysis and engine balancing functions typically for large turbofan engines on the flight-line and in test cells.  In addition, our Engine Balancing and Vibration Analysis system has recently been used for the first time in an industrial turbo machinery application.

The General Instruments product line employs three sensing technologies - capacitance, fiber optics and laser triangulation - to measure displacement, position, thickness, vibration and other dimensional measurement applications.  The advantages of each technology are generally related to the requirements of specific applications, which typically transcend the capabilities of conventional measuring techniques.  The most successful applications have been in data storage, OEMs, semiconductors and the automotive industry.  End-users cover a broad range of industrial markets, as well as research labs, universities and the government agencies.

MTI Instruments' semiconductor tools compete in the wafer metrology segment of the semiconductor equipment market. Product models include manual units, semi-automated units and fully automated systems which measure thickness, total thickness variation, bow, warp, site and global flatness. These metrology and inspection tools cover a broad range of applications both on the front-end and back-end of the manufacturing process. End-users of these tools include both wafer manufacturers (foundries) and device (chip) manufacturers.

From inception through September 30, 2004, the Company has incurred net losses of $67.4 million and expects to incur losses as it continues micro fuel cell product development and commercialization programs. The Company expects that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, gains on sales of securities available for sale and the operating results of MTI Instruments and MTI Micro.

Critical Accounting Policies and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 1 to the condensed consolidated financial statements includes a summary of the Company's most significant accounting policies. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, inventories, securities available for sale, derivative instruments and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Revenue Recognition

The Company applies the guidance within SEC Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements ("SAB 104") in the evaluation of its contracts to determine when to properly recognize revenue. Under SAB 104 revenue is recognized when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured.

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

Funded Research and Development Revenue. The Company performs funded research and development for government agencies and commercial companies under both cost reimbursement and fixed-price contracts.  Cost reimbursement contracts provide for the reimbursement of allowable costs.  On fixed-price contracts, revenue is generally recognized on the percentage of completion method based upon the proportion of costs incurred to the total estimated costs for the contract. Revenue from reimbursement contracts is recognized as the services are performed. In each type of contract, the Company receives periodic progress payments or payments upon reaching interim milestones. When the current estimates of total contract revenue for commercial development contracts indicate a loss, a provision for the entire loss on the contract is recorded. Any losses incurred in performing funded research and development projects are recognized as research and development expense as incurred. As of September 30, 2004, the Company has accrued approximately $114 thousand for anticipated contract losses on commercial contracts. When government agencies are providing funding they do not expect the government to be the only significant end user of the resulting products.  These contracts do not require delivery of products that meet defined performance specifications, but are best efforts arrangements to achieve overall research and development objectives. Included in accounts receivable are billed and unbilled work-in-progress on cost contracts. While the Company's accounting for government contract costs is subject to audit by the sponsoring entity, in the opinion of management, no material adjustments are expected as a result of such audits. Adjustments are recognized in the period made.

Cost of product revenue includes material, labor and overhead. Costs incurred in connection with funded research and development arrangements are included in funded research and product development expenses.

Deferred revenue consists of payments received and amounts due from customers in advance of services performed, products shipped, customer acceptance or installation completed.

Results of Operations

Three and Nine Months Ended September 30, 2004 Compared to the Three and Nine Months Ended September 30, 2003

The following is management's discussion and analysis of certain significant factors, which have affected the Company's results of operations for the three and nine months ended September 30, 2004 compared to the three and nine months ended September 30, 2003.

Product Revenue. Product revenue in the Test and Measurement Instrumentation segment for the three months ended September 30, 2004 increased in comparison to the same period last year by $.044 million or 2.8% to $1.642 million. The three-month increase is primarily the result of increases in semiconductor product sales of $.354 million, which includes the shipment of an AutoScan and a 300 SA wafer metrology tool. This increase has been partially offset by decreases in sales to aviation customers of $.266 million, reflecting a decline in shipments under the existing Air Force retrofit and maintenance contract and other decreases of $.044 million in general gaging product sales.

Product revenue for the first nine months of 2004 increased in comparison to the same period last year by $.148 million or 3.4% to $4.452 million. The nine-month increase is primarily the result of a $.706 million increase in semiconductor product sales, which includes shipments of the first two AutoScans and two 300 SA wafer metrology tools. This increase has been partially offset by decreases in sales to aviation customers of $.465 million, reflecting a decline in shipments under two existing Air Force contracts and other decreases in sales to general gaging customers of $.093 million due to decreased activity from original equipment manufacturer customers.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands, except contract values)
		Revenues	Revenues	Contract Life to	Total Contract
		Nine months ended	Nine months ended	Date Revenues as of	Orders
Contract	Expiration	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004	Received to Date

$8.8 million
Retrofit and
Maintenance
of PBS 4100's	06/20/2008	$ 1,363	$ 1,530	$ 3,104	$ 3,310

$3.1 million
PBS units and
Accessory Kits	09/30/2004*	$ 111	$ 211	$ 1,132	$ 2,469

* Although this contract expired, all open delivery orders under the contract are active.

Funded Research and Development Revenue. Funded research and development revenue in the New Energy segment for the three months ended September 30, 2004 decreased in comparison to the same period last year by $.135 million to $.175 million, a 43.5% decrease. The three-month decrease is primarily the result of the National Institute of Standards and Technology ("NIST") and New York State Energy Research and Development Authority ("NYSERDA") government contracts contributing $.273 million more revenues in 2003 compared to 2004 due to the completion of the NYSERDA contract in the fourth quarter of 2003 and the wind down of the NIST contract during the third quarter of 2004. This decrease was partially offset by $.138 million in revenues under new contracts with the US Army Research Laboratory ("ARL") for the delivery of micro fuel cell units and Cabot Superior Micropowders ("CSMP") and the U.S. Department of Energy ("DOE") for the advancement of the consumer DMFC platform.

Funded research and development revenue for the first nine months of 2004 decreased in comparison to the same period last year by $.668 million to $.754 million, a 47.0% decrease. The nine-month decrease is the result of the NIST and NYSERDA government contracts contributing $.805 million more revenues in 2003 compared to 2004 due to the completion of the NYSERDA contract in the fourth quarter of 2003 and the wind down of the NIST contract during the third quarter of 2004. Harris revenues of $.175 million were also recorded in 2003. These decreases were partially offset by $.312 million in revenues under new contracts with ARL, CSMP and DOE.

Information regarding government contracts included in funded research and development revenue is as follows:

(Dollars in thousands, except contract values)
		Revenues	Revenues	Contract Life to
		Nine months ended	Nine months ended	Date Revenues as of
Contract	Expiration	Sept. 30, 2004	Sept. 30, 2003	Sept. 30, 2004
$3.0 million DOE	07/31/07	$ 44	$ -	$ 44
$350 thousand NYSERDA	08/31/05	$ -	$ -	$ -
$200 thousand NIST **	06/30/05	$ 72	$ -	$ 72
$200 thousand ARL	12/31/04	$ 200	$ -	$ 200
$4.6 million NIST *	09/30/04	$ 438	$ 1,038	$ 3,334
$200 thousand NYSERDA	01/31/04	$ -	$ -	$ 200
$500 thousand NYSERDA	09/30/03	$ -	$ 204	$ 500

* This contract is a joint venture with Dupont. Dupont's share of the contract revenue is $1.3 million.

** This contract is a subcontract with CSMP under NIST.

Cost of Product Revenue. Cost of product revenue in the Test and Measurement Instrumentation segment for the three months ended September 30, 2004 decreased in comparison to the same period last year by $.069 million or 9.1% to $.686 million. The decrease was primarily due to the product mix, which during 2004 includes the shipment of an AutoScan which had a reduced carrying value due to the soft semiconductor market over the last two years.

Gross profit as a percentage of product revenue increased to 58.2% for the three months ended September 30, 2004 from 52.8% in the prior year. The gross profit percentage increased primarily as a result of the sales volume and product mix, which during 2004 includes a higher share of semiconductor product sales.

Cost of product revenue in the Test and Measurement Instrumentation segment for the nine months ended September 30, 2004 increased in comparison to the same period last year by $.088 million or 4.7% to $1.956 million. The increase was primarily due to a higher sales volume.

Gross profit as a percentage of product revenue decreased to 56.1% for the nine months ended September 30, 2004 from 56.6% in the prior year. The gross profit percentage decreased as a result of a slight increase in overhead costs due to a decline in directly applied manufacturing labor stemming from the current year's product mix.

Funded Research and Product Development Expenses. Funded research and product development expenses in the New Energy segment increased by $.002 million or 0.2% to $.881 million for the three months ended September 30, 2004 in comparison to the same period last year.

Funded research and product development expenses in the New Energy segment increased by $.074 million or 3.0% to $2.576 million for the nine months ended September 30, 2004 in comparison to the same period last year. The increased costs are attributable to the development of prototypes for Harris and costs incurred under new contracts with ARL for the delivery of micro fuel cell units and CSMP and DOE for the advancement of the consumer DMFC platform. These costs were partially offset by decreased development costs related to the completion of the second NYSERDA contract during 2003 and reduced costs related to the NIST contract as it was winding down during the third quarter of 2004.

Unfunded Research and Product Development Expenses. Unfunded research and product development expenses increased by $1.035 million or 78.6% to $2.352 million for the three months ended September 30, 2004 in comparison to the same period last year. This increase reflects a $1.058 million increase in the New Energy segment internal development costs directed at commercializing micro fuel cells, including costs for the development of our micro fuel cell system for Intermec and development costs in connection with Gillette and potential commercial products. This increase was offset by a $.023 million decrease in product development costs in the Test and Measurement Instrumentation segment related to a staff reduction.

Unfunded research and product development expenses increased by $2.783 million or 78.4% to $6.331 million for the nine months ended September 30, 2004 in comparison to the same period last year. This increase reflects a $2.757 million increase in the New Energy segment reflecting increased internal development costs directed at commercializing micro fuel cells, including costs for the development of our micro fuel cell system for Intermec and development costs in connection with Gillette and potential commercial products. This increase also includes a $.026 million increase in product development costs in the Test and Measurement Instrumentation segment related to the continued development of the PBS-3300 and MTI-2100. The PBS-3300 is a smaller test cell system used for small turbines and props and the MTI-2100 is the newest version of the fiber-optic based vibration sensor.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased $.328 million to $1.526 million for the three months ended September 30, 2004 in comparison to the same period last year, a 17.7% decrease. This decrease is primarily the result of decreased professional fees of approximately $.301 million related to business transactions that occurred during 2003 and other net expense decreases of $.027 million.

Selling, general and administrative expenses increased $.331 million to $4.890 million for the nine months ended September 30, 2004 in comparison to the same period last year, a 7.3% increase. This increase is primarily the result of a net increase of $.154 million in professional fees which includes $.300 million in advisory fees and approximately $.155 million in costs related to the amendment of the Company's private placement transaction in 2004 offset by $.301 million related to business transactions that occurred during 2003 and other net expense increases of $.177 million related to costs associated with commercializing micro fuel cells.

Operating Loss. Operating loss for the three months ended September 30, 2004 in comparison to the same period last year increased by $.731 million to $3.628 million, a 25.2% increase. This increase in operating loss results primarily from increases in research and product development costs and decreases in funded research and development revenue in the New Energy segment partially offset by increases in gross profits from product revenues in the Test and Measurement Instrumentation segment and decreases in selling, general and administrative expenses.

Operating loss for the nine months ended September 30, 2004 in comparison to the same period last year increased by $3.796 million to $10.547 million, a 56.2% increase. This increase in operating loss results primarily from increases in research and product development costs, selling, general and administration expenses and decreases in funded research and development revenue in the New Energy segment partially offset by increases in gross profits from product revenues in the Test and Measurement Instrumentation segment.

Gain on Sale of Securities Available for Sale, Net. Results for the three and nine months ended September 30, 2004 included a $0 and $3.129 million gain on the sale of securities available for sale, respectively, compared to a $4.123 and $7.483 million gain on the sale of securities available for sale, respectively, for the same period in 2003. The average selling price per share of Plug Power common stock was $9.93 for the nine months ended September 30, 2004. The average selling price per share of Plug Power and SatCon common stock was $4.96 and $2.07, respectively, for the three months ended September 30, 2003, and $5.07 and $1.75, respectively, for the nine months ended September 30, 2003.

(Loss) Gain on Derivatives. The Company recorded a loss of $2.635 million and a gain of $.002 million on derivative accounting for the three months ended September 30, 2004 and 2003, respectively. Losses of $2.424 million and $.004 million were recorded for the nine months ended September 30, 2004 and 2003, respectively. The 2004 loss relates to the embedded derivative for the purchase of Plug Power common stock, which is part of the private placement transaction, while the gain (loss) in 2003 related to warrants for the purchase of SatCon common stock held by the Company. Changes in derivative fair values for the embedded derivative and the SatCon warrants are calculated using the Black Scholes Option-Pricing Model.

Impairment Losses. For the three and nine months ended September 30, 2003, the Company recorded a $0 and $.418 million charge for impairment losses for other than temporary declines in the value of certain securities available for sale.

Income Tax Benefit (Expense). The tax benefit rates for the three and nine months ended September 30, 2004 were 39.75% and 39.40% compared to the tax expense rates for the three and nine months ended September 30, 2003 of (36.86)% and (39.05)%. These tax benefit rates are primarily due to losses generated by operations. The valuation allowance at September 30, 2004 and December 31, 2003 was $1.836 million. The Company determined that it was more likely than not that the ultimate recognition of certain deferred tax assets would not be realized.

Further, as a result of ownership changes in 1996, the availability of $1.014 million of net operating loss carryforwards to offset future taxable income will be limited pursuant to the Internal Revenue Code.

Liquidity and Capital Resources

The Company has incurred significant losses as it continues to fund MTI Micro's DMFC product development and commercialization programs. The Company expects that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, gains on sales of securities available for sale, the operating results of MTI Instruments and MTI Micro, the availability of equity financing including the additional investment rights issued in connection with the 2004 Private Placement and the ability to attract government funding resources to offset research development costs. As of September 30, 2004, the Company had an accumulated deficit of $67.431 million. During the nine months ended September 30, 2004, the Company recognized a loss of $4.998 million and used cash in operating activities totaling $9.133 million. This cash use in 2004 was funded primarily by proceeds from the sale of securities available for sale which totaled $3.804 million, net proceeds of $8.985 million from the 2004 Private Placement transaction and proceeds from subsidiary stock issuances of $2.193 million. The Company expects to continue to incur losses as it develops and commercializes DMFCs and it expects to continue funding its operations from current cash and cash equivalents, the sales of securities available for sale, proceeds, if any, from the exercise of additional investment rights issued in connection with the 2004 Private Placement and government program funding in each case unless other sources of funding can be found.

During the remainder of 2004, the Company expects to spend approximately $3.0 million on research and development of DMFCs and $.200 million in research and development on MTI Instruments' products.

The Company anticipates that it will be able to meet the liquidity needs of its operations for the next year from current cash resources, sale of securities available for sale and, to the extent available, equity financings. However, there can be no assurance that the Company will not require additional financing within this time frame or that any additional financing will be available to the Company on terms acceptable to the Company, if at all. Cash used in operations is expected to total approximately $14.3 million for 2004. Further, cash used for capital expenditures is expected to total approximately $3.2 million in 2004. Capital expenditures for 2004 will consist of expenditures for facility expansion, furniture, computer equipment, software and manufacturing and laboratory equipment. The Company believes it will have adequate resources to fund operations and capital expenditures for 2004 and 2005 based on current cash and cash equivalents, current cash flow and revenue projections and the potential sale of unrestricted securities available for sale at current market values. Proceeds from the sale of securities available for sale are subject to fluctuations in the market value of Plug Power as well as limitations on the ability to sell shares arising from the escrow of 2,700,000 shares in connection with Fletcher's right to purchase Plug

Power common stock between June 1, 2005 and December 31, 2006, subject to the terms of the agreement with Fletcher. The Company may also seek to provide additional resources through an equity offering. Additional government revenues and Fletcher's exercise of additional investment rights totaling up to an additional $28 million could also provide additional resources. The Company anticipates that it will have to raise additional equity capital to fund its long-term business plan, regardless of whether Fletcher exercises any or all of its additional investment rights.

Future sales of Plug Power securities will generate taxable income or loss which is different from book income or loss due to the tax basis in these assets being significantly different from their book basis. Book and tax basis as of September 30, 2004 are as follows:

		Average	Average
Security	Shares Held	Book Cost Basis	Tax Basis
Plug Power - unrestricted	2,993,227	$1.78	$0.96
Plug Power - restricted	2,700,000	$1.78	$0.96

As of September 30, 2004, the Company owned 5,693,227 common shares of Plug Power. In connection with the May 4, 2004 amended private placement agreement with Fletcher, the Company has placed 2,700,000 of its Plug Power shares in escrow and Fletcher may have the right to purchase those shares, potentially at a discount. Plug Power stock is currently traded on the Nasdaq National Market and is therefore subject to stock market conditions. When acquired, these securities were unregistered. Plug Power securities are considered "restricted securities" as defined in Rule 144 and may be sold in the future without registration under the Securities Act of 1933 subject to compliance with the provisions of Rule 144.

Working capital was $30.348 million at September 30, 2004 a $12.078 million decrease from $42.426 million at December 31, 2003. This decrease is primarily the result of an increase to current assets for the proceeds from the private placement offset by decreases to current assets related to the restriction of 2,700,000 shares of Plug Power under the escrow agreement pursuant to the Company's amended private placement and the associated decrease to current deferred tax liabilities for the tax impact of the reclassification of these securities from current to long-term assets.

At September 30, 2004, the Company's order backlog was $2.098 million, compared to $.447 million at December 31, 2003.

Inventory and accounts receivable (from product revenues) turnover ratios and their changes for the nine months ended September 30 are as follows:
	2004	2003	Change
Inventory	1.80	1.70	.10
Accounts receivable (for product revenues)	6.65	6.53	.12

The changes in the inventory and accounts receivable turnover ratios are the result of the volume and timing of sales. The Test and Measurement Instrumentation segment had higher year to date sales and higher cost of sales during 2004 as compared to 2003.

Cash flow used by operating activities for the nine months ended September 30, 2004 was $9.133 million compared with $6.828 million for the same period in the prior year. This cash use increase of $2.305 million primarily reflects increases in cash expenditures to fund New Energy segment research and development, offset by balance sheet changes which reflect the timing of cash payments and receipts.

Capital expenditures during the first nine months of 2004 were $1.248 million, an increase of $.405 million from the same period of the prior year. Capital expenditures in 2004 included furniture, computer equipment, facilities fit-up, software, and manufacturing and laboratory equipment. Remaining capital expenditures in 2004 are expected to approximate $1.9 million, consisting of expenditures for computer equipment, software, software implementation and manufacturing and laboratory equipment. The Company expects to finance these expenditures with current cash and cash equivalents, the sale of securities available for sale, equity financing and other sources, as appropriate.

On January 29, 2004, the Company consummated a private placement to Fletcher International, Ltd. of $10 million of its common stock and certain additional investment rights. This private placement was amended on May 4, 2004, as more fully described in Note 8 - Shareholders' Equity.

As of September 30, 2004, the Company sold 380,000 shares of Plug Power common stock with proceeds totaling $3.804 million and net gains totaling $3.129 million. This gain related to the Company's previously announced strategy to raise additional capital through the sale of its assets and equity offerings in order to fund its micro fuel cell operations. Taxes on the net gains are expected to be offset by the Company's net operating losses. As of September 30, 2004, the Company estimates its remaining net operating loss carryforwards to be approximately $22.4 million.

From October 1 through November 5, 2004, the Company sold available for sale securities as follows:
(Dollars in thousands, except share data)
	Number of	Net Proceeds
Company	Shares Sold	from Sales
Plug Power	100,000	$675

Cash and cash equivalents were $17.159 million at September 30, 2004 compared to $12.380 million at December 31, 2003.

The launch of MTI Micro's first product for Intermec scheduled for the end of 2004 will have negative gross margins and therefore will be shipped in low volumes. The shipment of the Intermec product will meet key objectives for MTI Micro, including: the development of a product platform which has potential applications in other vertical markets critical to MTI Micro's technology development- the military market; creation of codes and standards; valuable field experience and user feedback; and advancement of product development, design and manufacturing methods.

Contractual Obligations

Contractual obligations as of September 30, 2004, under agreements with non-cancelable terms are as follows:
	Payments Due by Period
		Less Than	1-3	3-5	More than
	Total	1 Year	Years	Years	5 Years
Contractual obligations:
Operating leases	$2,193	$ 644	$ 865	$ 631	$ 53
Purchase obligations	2,316	2,259	56	1	-
License obligations (A), (B)	3,950	450	500	500	2,500
Other long-term liabilities recorded
on the balance sheet	24	-	24	-	-
Total	$8,483	$3,353	$1,445	$1,132	$2,553

(A) Once products are sold under the LANL license agreement, royalties will be based on 2% of the first $50 million of net sales, 1% on net sales in excess of $50 million but less than $100 million and .5% on net sales in excess of $100 million. License payments made in any year can be applied against royalties due and total annual fees in any year shall not exceed $1 million.

(B) Under the Strategic Alliance Agreement (the "Agreement"), as amended, with Gillette, if MTI Micro sells fuel refills in the target market after its exclusivity obligations have expired, then MTI Micro will be required to pay Gillette royalties as defined in the Agreement. Portions of the Agreement are subject to confidential treatment as filed with the SEC.

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

The 2004 Private Placement provides Fletcher additional investment rights to purchase: (1) $8 million of our common stock at a price equal to $6.34 per share (subject to adjustment) and (2) in the event that Fletcher purchases the full $8 million, an additional $20 million of our common stock at a price equal to $6.34 per share (subject to adjustment). Any exercise of the additional investment rights could result in sales of our common stock at prices that are below the market price for our common stock at the time the investment right is exercised and could result in substantial dilution to our shareholders.

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

In addition, in any event, 8,330,411 shares is the maximum number of shares of our common stock we may be required to issue to Fletcher, which amount includes the 1,418,842 shares issued on January 29, 2004.

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

Under new regulations required by the Sarbanes-Oxley Act of 2002, an adverse opinion on internal controls over financial reporting could be issued by our auditors, and this could have a negative impact on our stock price.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we establish and maintain an adequate internal control structure and procedures for financial reporting and assess on an on-going basis the design and operating effectiveness of our internal control structure and procedures for financial reporting. Our auditors are required to audit both the design and operating effectiveness of our internal controls over financial reporting, and management's assessment of the design and the effectiveness of those controls. Although we are not aware of any material weaknesses at this time, this is the first time that we have undergone a comprehensive internal assessment and external audit of our internal controls over financial reporting. Therefore, it is possible that material weaknesses could be found. If we are unable to remediate those weaknesses before the conclusion of the external audit, the auditors could be required to issue an adverse opinion on our internal controls over financial reporting.

Because opinions on internal controls over financial reporting have not been required in the past, it is uncertain what impact an adverse opinion would have upon our stock price.

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
  our history of losses;
  the historical volatility of our stock price;
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

The Company's issued derivatives consist of warrants and rights to purchase shares of the Company's common stock and Plug Power common stock owned by the Company. The fair value of the embedded derivative for the right to purchase Plug Power common stock is recorded in the financial statement line titled "Derivative liability." This derivative is valued quarterly using the Black Scholes Option-Pricing Model. The Company's held derivatives consist of warrants to purchase SatCon common stock. The fair value of the warrants to purchase SatCon common stock is based on estimates using the Black Scholes Option-Pricing Model. The Company recognizes changes in fair value through the operating statement line titled "(Loss) gain on derivatives." The Company does not use derivative financial instruments for speculative or trading purposes.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation as of the end of the period covered by this report of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that such information has been properly recorded, processed, summarized and reported, as required.

Changes in Internal Controls

There have been no significant changes in the Company's internal controls over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company's internal controls over financial reporting.

Sarbanes-Oxley Section 404 Compliance

Section 404 of the Sarbanes-Oxley Act of 2002 (the "Act") will require the Company to include an internal control report from management in its Annual Report on Form 10-K for the year ended December 31, 2004 and in subsequent Annual Reports thereafter. The internal control report must include the following: (1) a statement of management's responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Company's internal control over financial reporting, (3) management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the Company's independent auditors have issued an attestation report on management's assessment of internal control over financial reporting.

Management acknowledges its responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the required timeframe, the Company has been conducting a process to document and evaluate its internal controls over financial reporting since 2003.

In this regard, the Company has dedicated internal resources and adopted a detailed work plan to: (i) assess and document the adequacy of internal control over financial reporting; (ii) take steps to improve control processes where required; (iii) validate through testing that controls are functioning as documented; and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. The Company believes its process for documenting, evaluating and monitoring its internal control over financial reporting is consistent with the objectives of Section 404 of the Act. Furthermore, the Company expects that the assessment and validation process will be significantly complete before December 31, 2004, thereby enabling the Company to conclude on the adequacy of the design and function of its internal controls over financial reporting.

During the third quarter of 2004, the Company commenced testing and gap analysis of its internal controls over financial reporting. The Company's documentation and testing to date have identified certain gaps in the documentation, design and effectiveness of internal controls over financial reporting that the Company has taken action to remediate. Although the Company expects to have completed, before year-end 2004, remediation of all gaps of which it is currently aware, the testing and gap analysis is ongoing. Therefore, it is possible that additional conditions requiring remediation could be found before the testing and gap analysis is concluded. As a result, given the risks inherent in the design and operation of internal controls over financial reporting, the Company can provide no assurance as to its or its independent auditor's conclusions at December 31, 2004 with respect to the effectiveness of its internal controls over financial reporting.

It should be noted that any system of internal controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the internal control system are met. In addition, the design of any internal control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of internal control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits
Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Steven N. Fischer
31.2	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Cynthia A. Scheuer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Steven N. Fischer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Cynthia A. Scheuer
10.123	Amendment to the Strategic Alliance Agreement between The Gillette Company and MTI MicroFuel Cells Inc. dated August 18, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mechanical Technology Incorporated
11/09/2004 (Date)	/s/Steven N. Fischer Steven N. Fischer Chief Executive Officer

11/09/2004 (Date)	/s/Cynthia A. Scheuer Cynthia A. Scheuer Vice President and Chief Financial Officer