Form 10-K/A
period 2002-12-31
MECHANICAL TECHNOLOGY INC
filed 2005-03-22
CIK 64463

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

As of March 24, 2003, the Registrant had 27,639,135 shares of common stock outstanding.

*Please see the Explanatory Note below.
Document	DOCUMENTS INCORPORATED BY REFERENCE
Proxy Statement for Annual Meeting	Where Incorporated into Form 10-K Report
of Shareholders to be held on June 19, 2003	Part III

EXPLANATORY NOTE

This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.  This Form 10-K/A is filed with the Securities and Exchange Commission (the "Commission") for the purpose of filing financial statements of Plug Power Inc. and SatCon Technology Corporation in accordance with the requirements of Rule 3-09 of Regulation S-X and filing the Consents from their auditors and revisions to Note 7, Holdings at Equity.

Part II

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements filed herewith are set forth on the Index to

Consolidated Financial Statements on Page F-1 of the separate financial section.

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

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Holdings at Equity (Continued)

Summarized below is financial information for Plug Power whose fiscal year ends December 31.

(Dollars in thousands)	Year Ended	Year Ended	Unaudited
	Dec.31,	Dec.31,	Three Months Ended
	2002	2001	December 31, 2001
Current assets	$ 67,135	$ 100,565	$ 100,565
Noncurrent assets	41,548	50,809	50,809
Current liabilities	10,259	10,199	10,199
Noncurrent liabilities	5,727	6,172	6,172
Stockholders' equity	92,697	135,003	135,003

Gross revenue	11,818	5,742	2,505
Gross profit (loss)	478	(5,549)	(2,207)
Net loss	(47,218)	(73,112)	(17,070)

SatCon Technology Corporation

The following is a roll forward of the Company's holdings in SatCon:

(Dollars in thousands)	Year	Three Months
	Ended	Ended
	Dec. 31,	Dec. 31,
	2002	2001
Holdings balance, beginning of period	$ 6,760	$11,170
Share of SatCon losses on one-quarter lag, gross	(1,110)	(727)
Sale of shares	(832)	-
Amortization of embedded difference between the Company's basis
and calculated ownership of underlying equity, one-quarter lag	-	(688)
Impairment loss (Note 9)	(2,475)	(5,790)
Equity adjustment for other equity activity	(150)	2,795
Transfer assets to securities available for sale on July 1, 2002	(2,193)	-
Holdings balance, December 31	$ -	$ 6,760

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

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Holdings at Equity (Continued)
(Dollars in thousands)		Unaudited	Unaudited
	Year	Nine Months	Nine Months	Year
	Ended	Ended	Ended	Ended
	Sept. 30,	June 29,	Dec. 29,	Sept.30,
	2002	2002	2001	2001
Current assets	$22,189	$25,046	$35,352	$42,466
Noncurrent assets	20,171	20,792	25,183	26,310
Current liabilities	11,217	11,445	12,131	12,842
Noncurrent liabilities	1,217	932	1,105	1,423
Stockholders' equity	29,926	33,461	47,299	54,511
Gross revenue	41,630	30,395	8,340	41,684
Gross profit	4,809	3,552	687	6,411
Net loss before cumulative effect of changes in
accounting principles	-	(15,389)	-	(22,156)
Cumulative effect of changes in accounting
principles	-	-	-	(168)
Net loss	(20,761)	(15,389)	(5,397)	(22,324)
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

10.18	Limited Liability Company Agreement of Plug Power, LLC, dated June 27, 1997, between Edison Development Corporation and Mechanical Technology, Incorporated. (3)(4)

10.19	Contribution Agreement, dated June 27, 1997, between Mechanical Technology, Incorporated and Plug Power, LLC. (3)(4)

10.20	Asset Purchase Agreement, dated as of September 22, 1997, between Mechanical Technology, Incorporated and Noonan Machine Company. (3)

10.21	Asset Purchase Agreement between Mechanical Technology and NYFM, Incorporated, dated as of March 31, 1998. (6)

10.24	Contribution Agreement between Edison Development Corporation and Mechanical Technology, dated as of June 10, 1998. (6)
Exhibit
Number	Description
10.30	Mechanical Technology Incorporated 1999 Employee Stock Incentive Plan. (7)

10.32	Stock Purchase Agreement, dated October 1,1999, between the registrant, Ling Electronics, Inc., Ling Electronics, Ltd. and SatCon Technology Corporation. (9)

10.33	Securities Purchase Agreement, dated October 21, 1999, between the registrant and SatCon Technology Corporation.(9)

10.34	Mechanical Technology Incorporated Registration Rights Agreement, dated October 21, 1999, between the registrant and SatCon Technology Corporation. (9)

10.36	Mechanical Technology Incorporated Stock Purchase Warrant dated October 21, 1999. (9)

10.37	SatCon Technology Corporation Stock Purchase Warrant dated October 21, 1999. (9)

10.38	Lease dated August 10, 1999 between Carl E. Touhey and Mechanical Technology, Inc. (9)

10.39	Registration Rights Agreement, dated November 1, 1999 by and among Plug Power Inc. and the registrant. (9)

10.40	Plug Power Inc. Lock-Up Agreement, dated November 1, 1999. (9)

10.41	Mechanical Technology Incorporated Stock Purchase Warrant dated January 31, 2000. (10)

10.42	SatCon Technology Corporation Stock Purchase Warrant dated January 31, 2000. (10)

10.43	Lease dated April 2, 2001 between Kingfischer L.L.C. and Mechanical Technology Inc. (15)

10.44	First Amendment to lease dated March 13, 2003 between Kingfischer L.L.C. and Mechanical Technology Inc. (17)

10.104	Credit Agreement, dated as of November 1, 1999, between the registrant and KeyBank National Association for a $22.5 million term loan to finance a capital contribution to Plug Power, LLC. (8)

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

10.116	Stock Pledge Agreement, dated as of December 27, 2000, by registrant with First Albany Companies Inc. pledging 200,000 shares of Plug Power Stock in support of the $945,000 Put Promissory Note. (13)

10.117	Account Control Agreement, dated as of December 22, 2000, by registrant, KeyBank, and McDonald Investments Inc. (13)

10.118	Exchange Agreement dated December 20, 2002 by and between First Albany Companies Inc. and Mechanical Technology Incorporated (16)

21	Subsidiaries of the registrant. (17)

23	Consent of independent accountants. (17)

23.1	Consent of KPMG LLP.

23.2	Consent of Grant Thornton LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven. N. Fischer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Cynthia A. Scheuer.

32.1	Section 1350 Certification of Steven. N. Fischer.

32.2	Section 1350 Certification of Cynthia A. Scheuer.

Exhibit
Number	Description
99.15.1	Other Consolidated Financial Statements and Supplementary Data (Plug Power Inc. for the Years Ended December 31, 2002, 2001 and 2000)

99.15.2	Other Consolidated Financial Statements and Supplementary Data (SatCon Technology Corporation for the nine months ended June 29, 2002 and June 30, 2001)

99.15.3	Other Consolidated Financial Statements and Supplementary Data (SatCon Technology Corporation for the Years Ended September 30, 2002, 2001 and 2000)

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
  Filed as an Exhibit to the registrant's Form 13-D/A Report dated January 3, 2003.
  Filed as an Exhibit to the registrant's Form 10-K report for the fiscal year ended December 31, 2002.

d) In accordance with the requirements of Rule 3-09 of Regulation S-X and as a result of comments received from the Securities and Exchange Commission in connection with a review of our previous filings, separate financial statements for Plug Power Inc. and SatCon Technology Corporation, less than fifty percent owned entities, filed herewith are set forth on their respective Indexes to Financial Statements of their separate financial sections. Such financial sections are filed as Exhibits 99.15.1, 99.15.2 and 99.15.3 for Plug Power and SatCon, respectively, to this Form 10-K/A Amendment No. 1. Plug Power's fiscal year ended December 31, 2002 and SatCon's unaudited nine months ended June 29, 2002 and fiscal year ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Form 10-K on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on this 22 nd day of March, 2005.
MECHANICAL TECHNOLOGY INCORPORATED

Date: March 22, 2005	By: /s/ Steven. N. Fischer
Steven N. Fischer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to Form 10-K on Form 10-K/A has been signed below by the following persons on March 22, 2005 on behalf of the Registrant and in the capacities and on the dates indicated:
SIGNATURE	TITLE	DATE

/s/ Steven N. Fischer Steven N. Fischer	Chief Executive Officer and Chairman of the Board of Directors	March 22, 2005

/s/ Cynthia A. Scheuer Cynthia A. Scheuer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2005

/s/ Dale W. Church Dale W. Church	President Government Systems and Director	March 22, 2005

/s/ Edward A. Dohring Edward A. Dohring	Director	March 22, 2005

/s/ Thomas J. Marusak Thomas J. Marusak	Director	March 22, 2005

/s/ William P. Phelan William P. Phelan	Director	March 22, 2005

/s/ E. Dennis O'Connor E. Dennis O'Connor	Director	March 22, 2005

/s/ Walter L. Robb Dr. Walter L. Robb	Director	March 22, 2005

/s/ Beno Sternlicht Dr. Beno Sternlicht	Director	March 22, 2005