Form 10-K/A
period 2003-12-31
MECHANICAL TECHNOLOGY INC
filed 2005-03-22
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

AMENDMENT NO. 2

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.  This Form 10-K/A is filed with the Securities and Exchange Commission (the "Commission") for the purpose of filing financial statements of Plug Power Inc. and SatCon Technology Corporation in accordance with the requirements of Rule 3-09 of Regulation S-X and filing the Consents from their auditors. And revisions to Note 14, Equity in Holdings' Losses, Net of Tax.

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

In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an interpretation of FASB Statements Nos. 5, 57, and 107 and Rescission of FASB Interpretation No. 34 ("FIN 45"). FIN 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to the guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. FIN 45 requires that upon issuance of a guarantee, the guarantor must recognize a liability for the fair value of the obligation it assumes under that guarantee. FIN 45 covers guarantee contracts that have any of the following four characteristics: (a) contracts that contingently require the guarantor to make payments to the guaranteed party based on changes in an underlying that is related to an asset, a liability, or an equity security of the guaranteed party (e.g., financial and market value guarantees), F-16

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Accounting Policies (Continued)

(b) contracts that contingently require the guarantor to make payments to the guaranteed party based on another entity's failure to perform under an obligating agreement (performance guarantees), (c) indemnification agreements that contingently require the indemnifying party (guarantor) to make payments to the indemnified party (guaranteed party) based on changes in an underlying that is related to an asset, a liability, or an equity security of the indemnified party, such as an adverse judgment in a lawsuit or the imposition of additional taxes due to either a change in the tax law or an adverse interpretation of the tax law, and (d) indirect guarantees of the indebtedness of others. FIN 45 specifically excludes certain guarantee contracts from its scope. Additionally, certain guarantees are not subject to FIN 45's provisions for initial recognition and measurement but are subject to its disclosure requirements. The initial recognition and measurement provisions are effective for guarantees issued or modified after December 31, 2002. The adoption of this Statement did not have a material impact on the Company's consolidated financial statements.

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

At December 31, 2003, the Company has unused Federal net operating loss carryforwards of approximately $14,393 thousand. The Federal net operating F-24

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Income Taxes (Continued)

loss carryforwards, if unused, will begin to expire in 2009. The use of $1,467 thousand of loss carryforwards is limited on an annual basis, pursuant to the Internal Revenue Code, due to certain changes in ownership and equity transactions, which occurred in 1997. For the year ended December 31, 2003, the Company has approximately $459 thousand of research and development tax credit carryforwards, which begin to expire in 2018, and approximately $150 thousand of alternative minimum tax credit carryforwards, which have no expiration date.

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

  Equity in Holdings' Losses, Net of Tax (Continued)
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

d) In accordance with the requirements of Rule 3-09 of Regulation S-X and as a result of comments received from the Securities and Exchange Commission in connection with a review of our previous filings, separate financial statements for Plug Power Inc. and SatCon Technology Corporation, less than fifty percent owned entities, filed herewith are set forth on their respective Indexes to Financial Statements of their separate financial sections. Such financial sections are filed as Exhibits 99.15.1, 99.15.2 and 99.15.3 for Plug Power and SatCon, respectively, to this Form 10-K/A Amendment No. 2. Plug Power's fiscal year ended December 31, 2002 and SatCon's unaudited nine months ended June 29, 2002 and fiscal year ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 2 to Form 10-K on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on this 22 nd day of March, 2005.
MECHANICAL TECHNOLOGY INCORPORATED

Date: March 22, 2005	By: /s/ Steven. N. Fischer
Steven N. Fischer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 2 to Form 10-K on Form 10-K/A has been signed below by the following persons on March 22, 2005 on behalf of the Registrant and in the capacities and on the dates indicated:
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