Form 10-K/A
period 2004-12-31
MECHANICAL TECHNOLOGY INC
filed 2005-03-22
CIK 64463

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.  This Form 10-K/A is filed with the Securities and Exchange Commission (the "Commission") solely for the purpose of filing financial statements of SatCon Technology Corporation in accordance with the requirements of Rule 3-09 of Regulation S-X and filing the Consent from their auditors.

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

(a) (3) Exhibits. The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K.

The following exhibits are filed as part of this Report:

Exhibit
Number	Description

3.1	Certificate of Incorporation of the registrant, as amended and restated and amended. (3)(8)(9)

3.2	By-Laws of the registrant, as restated. (3)

4.1	Certificate of Additional Investment Rights issued to Fletcher International, Ltd. (19)

10.1	Mechanical Technology Incorporated Restricted Stock Incentive Plan. (1)

10.14	Mechanical Technology Incorporated Stock Incentive Plan for its December 20, 1996 Special Meeting of Shareholders. (2)

10.21	Asset Purchase Agreement between Mechanical Technology and NYFM, Incorporated, dated as of March 31, 1998. (4)

10.30	Mechanical Technology Incorporated 1999 Employee Stock Incentive Plan. (5)

10.32	Stock Purchase Agreement, dated October 1, 1999, between the registrant, Ling Electronics, Inc., Ling Electronics, Ltd. and SatCon Technology Corporation. (6)

10.33	Securities Purchase Agreement, dated October 21, 1999, between the registrant and SatCon Technology Corporation. (6)

10.34	Mechanical Technology Incorporated Registration Rights Agreement, dated October 21, 1999, between the registrant and SatCon Technology Corporation. (6)

10.36	Mechanical Technology Incorporated Stock Purchase Warrant dated October 21, 1999. (6)

10.37	SatCon Technology Corporation Stock Purchase Warrant dated October 21, 1999. (6)

Exhibit
Number	Description

10.38	Lease dated August 10, 1999 between Carl E. Touhey and Mechanical Technology, Inc. (6)

10.39	Registration Rights Agreement, dated November 1, 1999 by and among Plug Power Inc. and the registrant. (6)

10.41	Mechanical Technology Incorporated Stock Purchase Warrant dated January 31, 2000. (7)

10.42	SatCon Technology Corporation Stock Purchase Warrant dated January 31, 2000. (7)

10.43	Lease dated April 2, 2001 between Kingfischer L.L.C. and Mechanical Technology Inc. (10)

10.44	First Amendment to lease dated March 13, 2003 between Kingfischer L.L.C. and Mechanical Technology Inc. (12)

10.118	Exchange Agreement dated December 20, 2002 by and between First Albany Companies Inc. and Mechanical Technology Incorporated. (11)

10.119	Strategic Alliance Agreement, dated as of September 19, 2003, between The Gillette Company and MTI MicroFuel Cells Inc. (portions omitted pursuant to pending confidential treatment request). (13)

10.120	Funding Agreement, dated as of September 19, 2003, between the registrant and The Gillette Company (portions omitted pursuant to pending confidential treatment request). (13)

10.121	Agreement, dated January 26, 2004, between Mechanical Technology Inc. and Fletcher International, Ltd. (15)

10.122	Amendment No. 1 to the Main Agreement dated as of May 4, 2004 entered into by and between the registrant and Fletcher International, Ltd. (16)

10.123	Amendment to the Strategic Alliance Agreement between The Gillette Company and MTI MicroFuel Cells Inc. dated August 18, 2004. (17)

10.124	MTI MicroFuel Cells Inc. 2001 Employee, Director and Consultant Stock Option Plan (Amended and Restated as of September 23, 2004). (18)

10.125	MTI MicroFuel Cells Inc. 2001 Employee, Director and Consultant Stock Option Plan Stock Option Agreement (Updated September 23, 2004). (18)

10.126	MTI MicroFuel Cells Inc. 2001 Stock Option Agreement for Employees, Consultants and Directors. (18)

10.127	MTI MicroFuel Cells Inc. Notice of Exercise of Option (Updated September 23, 2004). (18)

10.128	Lease dated January 26, 2005 between 750 University LLC and MTI MicroFuel Cells Inc.

10.129	Base Salaries of Named Executive Officers of the Registrant.

10.130	Cash Compensation for Non-Management Directors of the Registrant.

Exhibit
Number	Description

14.1	Code of Ethics. (14)

21	Subsidiaries of the Registrant. (14)

23	Consent of PricewaterhouseCoopers LLP.(20)

23.1	Consent of KPMG LLP.

23.2	Consent of Grant Thornton LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven N. Fischer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Cynthia A. Scheuer.

32.1	Section 1350 Certification of Steven N. Fischer.

32.2	Section 1350 Certification of Cynthia A. Scheuer.

99.15.1	Other Consolidated Financial Statements and Supplementary Data (Plug Power Inc. for the Years Ended December 31, 2002, 2001 and 2000) (20)

99.15.2	Other Consolidated Financial Statements and Supplementary Data (SatCon Technology Corporation for the Nine Months Ended June 29, 2002 (unaudited) (20)

99.15.3	Other Consolidated Financial Statements and Supplementary Data (SatCon Technology Corporation for the Years Ended September 30, 2002, 2001 and 2000)

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
  Filed as an Exhibit to the registrant's Form 8-K Report dated December 10, 2004.
  Filed as an Exhibit to the registrant's Form 8-K Report dated December 22, 2004.
  Filed as an Exhibit to the registrant's Form 10-K Report for the Year ended December 31, 2004.
  In accordance with the requirements of Rule 3-09 of Regulation S-X and as a result of comments received from the Securities and Exchange Commission in connection with a review of our previous filings, separate financial statements for Plug Power Inc. and SatCon Technology Corporation, less than fifty percent owned entities, filed herewith are set forth on their respective Indexes to Financial Statements of their separate financial sections. Such financial sections are filed as Exhibits 99.15.1 and 99.15.2 for Plug Power and SatCon, respectively. Plug Power's fiscal year ended December 31, 2002 and SatCon's unaudited nine months ended June 29, 2002.

Further, in accordance with the requirements of Rule 3-09 of Regulation S-X and as a result of comments received from the Securities and Exchange Commission in connection with a review of our previous filings, separate financial statements for SatCon Technology Corporation, less than fifty percent owned entity, filed herewith are set forth on the Index to Financial Statements of the separate financial section. Such financial section is filed as Exhibit 99.15.3 for SatCon to this Form 10-K/A Amendment No.1. SatCon's fiscal year ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No 1 to Form 10-K on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on this 21 st day of March, 2005.
MECHANICAL TECHNOLOGY INCORPORATED

Date: March 22, 2005	By: /s/ Steven N. Fischer
Steven N. Fischer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE

/s/ Steven N. Fischer Steven N. Fischer	Chief Executive Officer and Chairman of the Board of Directors	March 22, 2005

/s/ Cynthia A. Scheuer Cynthia A. Scheuer	Chief Financial Officer (Principal Financial and Accounting Officer)	March 22, 2005

/s/ Dale W. Church Dale W. Church	President of MTI Government Systems and Director	March 22, 2005

/s/ Edward A. Dohring Edward A. Dohring	Director	March 22, 2005

/s/ Thomas J. Marusak Thomas J. Marusak	Director	March 22, 2005

/s/ William P. Phelan William P. Phelan	Director	March 22, 2005

/s/ E. Dennis O'Connor E. Dennis O'Connor	Director	March 22, 2005

/s/ Walter L. Robb Dr. Walter L. Robb	Director	March 22, 2005

/s/ Beno Sternlicht Dr. Beno Sternlicht	Director	March 22, 2005