Form 10-K/A
period 2004-12-31
MECHANICAL TECHNOLOGY INC
filed 2005-05-02
CIK 64463

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

EXPLANATORY NOTE

This Annual Report on Form 10-K/A ("Form 10-K/A") is being filed as Amendment No. 2 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.  This Form 10-K/A is filed with the Securities and Exchange Commission (the "Commission") solely for the purpose of amending Items 9A and 15 of the filing to include Management's Report on Internal Control Over Financial Reporting, the associated report of PricewaterhouseCoopers LLP on the audit of management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 and Exhibits 23 and 23.3, as well as currently dated certifications.

Unaffected items have not been repeated in this Form 10-K/A.  This Form 10-K/A does not reflect events occurring after the filing of original Form 10-K, and does not modify or update the disclosures therein in any way other than as required to reflect the amendments as described above and set forth below.

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

(b) Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004.

Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein.
/s/ Steven N. Fischer	/s/ Cynthia A. Scheuer
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Mechanical Technology Incorporated

In our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements of Mechanical Technology Incorporated at December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004 and in our report dated March 2, 2005, we expressed an unqualified opinion thereon.

/s/PricewaterhouseCoopers LLP

Albany, New York

April 29, 2005

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

(a) (3) Exhibits. The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K.

The following exhibits are filed as part of this Report:

Exhibit
Number	Description

3.1	Certificate of Incorporation of the registrant, as amended and restated and amended. (3)(8)(9)

3.2	By-Laws of the registrant, as restated. (3)

4.1	Certificate of Additional Investment Rights issued to Fletcher International, Ltd. (19)

10.1	Mechanical Technology Incorporated Restricted Stock Incentive Plan. (1)

10.14	Mechanical Technology Incorporated Stock Incentive Plan for its December 20, 1996 Special Meeting of Shareholders. (2)

10.21	Asset Purchase Agreement between Mechanical Technology and NYFM, Incorporated, dated as of March 31, 1998. (4)

10.30	Mechanical Technology Incorporated 1999 Employee Stock Incentive Plan. (5)

10.32	Stock Purchase Agreement, dated October 1, 1999, between the registrant, Ling Electronics, Inc., Ling Electronics, Ltd. and SatCon Technology Corporation. (6)

10.33	Securities Purchase Agreement, dated October 21, 1999, between the registrant and SatCon Technology Corporation. (6)

10.34	Mechanical Technology Incorporated Registration Rights Agreement, dated October 21, 1999, between the registrant and SatCon Technology Corporation. (6)

10.36	Mechanical Technology Incorporated Stock Purchase Warrant dated October 21, 1999. (6)

10.37	SatCon Technology Corporation Stock Purchase Warrant dated October 21, 1999. (6)

Exhibit
Number	Description

10.38	Lease dated August 10, 1999 between Carl E. Touhey and Mechanical Technology, Inc. (6)

10.39	Registration Rights Agreement, dated November 1, 1999 by and among Plug Power Inc. and the registrant. (6)

10.41	Mechanical Technology Incorporated Stock Purchase Warrant dated January 31, 2000. (7)

10.42	SatCon Technology Corporation Stock Purchase Warrant dated January 31, 2000. (7)

10.43	Lease dated April 2, 2001 between Kingfisher L.L.C. and Mechanical Technology Inc. (10)

10.44	First Amendment to lease dated March 13, 2003 between Kingfisher L.L.C. and Mechanical Technology Inc. (12)

10.118	Exchange Agreement dated December 20, 2002 by and between First Albany Companies Inc. and Mechanical Technology Incorporated. (11)

10.119	Strategic Alliance Agreement, dated as of September 19, 2003, between The Gillette Company and MTI MicroFuel Cells Inc. (portions omitted pursuant to pending confidential treatment request). (13)

10.120	Funding Agreement, dated as of September 19, 2003, between the registrant and The Gillette Company (portions omitted pursuant to pending confidential treatment request). (13)

10.121	Agreement, dated January 26, 2004, between Mechanical Technology Inc. and Fletcher International, Ltd. (15)

10.122	Amendment No. 1 to the Main Agreement dated as of May 4, 2004 entered into by and between the registrant and Fletcher International, Ltd. (16)

10.123	Amendment to the Strategic Alliance Agreement between The Gillette Company and MTI MicroFuel Cells Inc. dated August 18, 2004. (17)

10.124	MTI MicroFuel Cells Inc. 2001 Employee, Director and Consultant Stock Option Plan (Amended and Restated as of September 23, 2004). (18)

10.125	MTI MicroFuel Cells Inc. 2001 Employee, Director and Consultant Stock Option Plan Stock Option Agreement (Updated September 23, 2004). (18)

10.126	MTI MicroFuel Cells Inc. 2001 Stock Option Agreement for Employees, Consultants and Directors. (18)

10.127	MTI MicroFuel Cells Inc. Notice of Exercise of Option (Updated September 23, 2004). (18)

10.128	Lease dated January 26, 2005 between 750 University LLC and MTI MicroFuel Cells Inc. (20)

10.129	Base Salaries of Named Executive Officers of the Registrant. (20)

10.130	Cash Compensation for Non-Management Directors of the Registrant. (20)

Exhibit
Number	Description

14.1	Code of Ethics. (14)

21	Subsidiaries of the Registrant. (14)

23	Consent of PricewaterhouseCoopers LLP.

23.1	Consent of KPMG LLP. (20)

23.2	Consent of Grant Thornton LLP. (21)

23.3	Consent of PricewaterhouseCoopers LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven N. Fischer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Cynthia A. Scheuer.

32.1	Section 1350 Certification of Steven N. Fischer.(20)

32.2	Section 1350 Certification of Cynthia A. Scheuer. (20)

99.15.1	Other Consolidated Financial Statements and Supplementary Data (Plug Power Inc. for the Years Ended December 31, 2002, 2001 and 2000) (20)

99.15.2	Other Consolidated Financial Statements and Supplementary Data (SatCon Technology Corporation for the Nine Months Ended June 29, 2002 (unaudited) (20)

99.15.3	Other Consolidated Financial Statements and Supplementary Data (SatCon Technology Corporation for the Years Ended September 30, 2002, 2001 and 2000) (21)

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
  Filed as an Exhibit to the registrant's Form 8-K Report dated December 10, 2004.
  Filed as an Exhibit to the registrant's Form 8-K Report dated December 22, 2004.
  Filed as an Exhibit to the registrant's Form 10-K Report for the Year ended December 31, 2004.
  Filed as an Exhibit to the registrant's Amendment No.1 to Form 10-K for the year ended December 31, 2004.
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

Further, in accordance with the requirements of Rule 3-09 of Regulation S-X and as a result of comments received from the Securities and Exchange Commission in connection with a review of our previous filings, separate financial statements for SatCon Technology Corporation, less than fifty percent owned entity, filed herewith are set forth on the Index to Financial Statements of the separate financial section. Such financial section is filed as Exhibit 99.15.3 for SatCon to the Form 10-K/A Amendment No.1. SatCon's fiscal year ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 2 to Form 10-K on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on this 2nd day of May, 2005.
MECHANICAL TECHNOLOGY INCORPORATED

Date: May 2, 2005	By: /s/ Steven N. Fischer
Steven N. Fischer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
SIGNATURE	TITLE	DATE

/s/ Steven N. Fischer Steven N. Fischer	Chief Executive Officer and Chairman of the Board of Directors	May 2, 2005

/s/ Cynthia A. Scheuer Cynthia A. Scheuer	Chief Financial Officer (Principal Financial and Accounting Officer)	May 2, 2005

/s/ Dale W. Church Dale W. Church	President of MTI Government Systems and Director	May 2, 2005

/s/ Edward A. Dohring Edward A. Dohring	Director	May 2, 2005

/s/ Thomas J. Marusak Thomas J. Marusak	Director	May 2, 2005

/s/ William P. Phelan William P. Phelan	Director	May 2, 2005

/s/ E. Dennis O'Connor E. Dennis O'Connor	Director	May 2, 2005

/s/ Walter L. Robb Dr. Walter L. Robb	Director	May 2, 2005

/s/ Beno Sternlicht Dr. Beno Sternlicht	Director	May 2, 2005