Form 10-Q
period 2005-03-31
MECHANICAL TECHNOLOGY INC
filed 2005-05-10
CIK 64463

====================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities

Exchange Act of 1934

For the quarterly period ended March 31, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at May 4, 2005
Common Stock, $1.00 Par Value	30,676,626 Shares

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

INDEX

Part I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements Financial Statements of Mechanical Technology Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets - March 31, 2005 (Unaudited) and December 31, 2004	3-4

Condensed Consolidated Statements of Operations - Three months ended March 31, 2005 and 2004 (Unaudited)	5

Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income - Three months ended March 31, 2005 and 2004 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2005 and 2004 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8-24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	25-33

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	33-34

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	35
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3. Defaults Upon Senior Securities	35
Item 4. Submission of Matters to a Vote of Security Holders	35
Item 5. Other Information	35
Item 6. Exhibits	35

Signatures	36

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2005 (Unaudited) and December 31, 2004

(Dollars in thousands)

	Mar. 31,	Dec. 31,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$18,418	$22,545
Securities available for sale	19,095	17,678
Accounts receivable, less allowances of $58 in 2005 and 2004	1,531	1,772
Other receivables - related parties	-	3
Inventories	1,118	1,136
Prepaid expenses and other current assets	852	504
Total Current Assets	41,014	43,638

Long Term Assets:
Securities available for sale - restricted	17,820	16,497
Property, plant and equipment, net	2,780	2,884
Deferred income taxes	3,507	3,811
Total Assets	$65,121	$66,830

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2005 (Unaudited) and December 31, 2004

(Dollars in thousands, except share data)
	Mar. 31,	Dec. 31,
	2005	2004
Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable	$ 640	$ 13
Accrued liabilities	3,001	3,287
Accrued liabilities - related parties	9	-
Income taxes payable	32	40
Deferred income taxes	5,042	5,486
Total Current Liabilities	8,724	8,826
Long-Term Liabilities:
Derivative liability	4,359	1,125
Other credits	24	24
Total Liabilities	13,107	9,975

Commitments and Contingencies
Minority interests	836	1,271

Shareholders' Equity:
Common stock, par value $1 per share, authorized 75,000,000; issued 38,650,949 at March 31, 2005 and December 31, 2004	38,651	38,651
Paid-in-capital	82,772	82,769
Accumulated deficit	(72,678)	(66,624)
Accumulated Other Comprehensive Income:
Unrealized gain on securities available for sale, net of taxes	16,187	14,542
Common stock in treasury, at cost, 8,040,736 shares at March 31, 2005 and December 31, 2004	(13,754)	(13,754)
Total Shareholders' Equity	51,178	55,584
Total Liabilities and Shareholders' Equity	$ 65,121	$ 66,830

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share data)
	Three months ended
	Mar. 31,	Mar. 31,
	2005	2004
Revenues:
Product revenue	$ 1,403	$ 1,579
Funded research and development revenue	324	388
Total revenues	1,727	1,967
Operating costs and expenses:
Cost of product revenue	602	647
Research and product development expenses:
Funded research and product development	1,055	1,154
Unfunded research and product development	1,605	1,514
Total research and product development expenses	2,660	2,668
Selling, general and administrative expenses	3,034	1,307
Operating loss	(4,569)	(2,655)
Loss on derivatives	(3,234)	(1,281)
Gain on sale of securities available for sale, net	-	3,129
Other income (expenses), net	100	(13)
Loss before income taxes and minority interests	(7,703)	(820)
Income tax benefit	1,209	316
Minority interests in losses of consolidated subsidiary	440	262
Net loss	$ (6,054)	$ (242)
Loss per Share (Basic and Diluted):
Loss per share	$ (0.20)	$ (0.01)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

AND COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)
	Three months ended
	Mar. 31,	Mar. 31,
	2005	2004
COMMON STOCK
Balance, beginning	$ 38,651	$ 35,776
Issuance of shares - options	-	51
Issuance of shares - private placement	-	1,419
Balance, ending	$ 38,651	$ 37,246
PAID-IN-CAPITAL
Balance, beginning	$ 82,769	$ 68,708
Issuance of shares - options	-	78
MTI MicroFuel Cell investment	46	-
Private placement, net of expenses	(45)	5,909
Compensatory options	-	-
Stock option exercises recognized differently for financial reporting and tax purposes	2	75
Balance, ending	$ 82,772	$ 74,770
ACCUMULATED DEFICIT
Balance, beginning	$(66,624)	$(62,433)
Net loss	(6,054)	(242)
Balance, ending	$(72,678)	$(62,675)
ACCUMULATED OTHER COMPREHENSIVE INCOME:
UNREALIZED GAIN ON SECURITIES AVAILABLE FOR SALE, NET OF TAXES
Balance, beginning	$ 14,542	$ 19,944
Less reclassification adjustment for gains included in net income	-	(1,248)
Change in unrealized gain on securities available for sale, net of taxes	1,645	1,606
Balance, ending	$ 16,187	$ 20,302
TREASURY STOCK
Balance, beginning	$(13,754)	$(13,729)
Stock acquisition	-	(25)
Balance, ending	$(13,754)	$(13,754)
SHAREHOLDERS' EQUITY
Balance, ending	$ 51,178	$ 55,889
TOTAL COMPREHENSIVE (LOSS) INCOME:
Net loss	$ (6,054)	$ (242)
Other comprehensive (loss) income:
Change in unrealized gain on securities available for sale, net of taxes	1,645	358
Total comprehensive (loss) income	$ (4,409)	$ 116

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)
	Three months ended
	Mar. 31, 2005	Mar. 31, 2004
Operating Activities
Net loss	$ (6,054)	$ (242)
Adjustments to reconcile net loss to net cash used by operations:
Loss on derivatives	3,234	1,281
Minority interests in losses of consolidated subsidiary	(440)	(262)
Minority interest portion of stock based compensation	5	-
Depreciation and amortization	303	191
Gain on sale of securities available for sale, net	-	(3,129)
Loss on disposal of fixed assets	3	5
Deferred income taxes	(1,234)	(243)
Stock based compensation	46	-
Changes in operating assets and liabilities:
Accounts receivable	241	(520)
Other receivables - related parties	3	(22)
Inventories	18	23
Prepaid expenses and other current assets	(348)	(286)
Accounts payable	628	504
Income taxes payable	(8)	(5)
Accrued liabilities - related parties	9	29
Accrued liabilities	(286)	94
Net cash used by operating activities	(3,880)	(2,582)
Investing Activities
Purchases of property, plant and equipment	(202)	(397)
Proceeds from sale of securities available for sale	-	3,804
Net cash (used) provided by investing activities	(202)	3,407
Financing Activities
Gross proceeds from private placement	-	10,000
Costs of private placement	(45)	(933)
Purchase of common stock for treasury	-	(25)
Proceeds from stock option exercises	-	129
Net cash (used) provided by financing activities	(45)	9,171
(Decrease) increase in cash and cash equivalents	(4,127)	9,996
Cash and cash equivalents - beginning of period	22,545	12,380
Cash and cash equivalents - end of period	$ 18,418	$ 22,376

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended.

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2004 has been derived from the Company's December 31, 2004 audited consolidated financial statements. All other information has been derived from the Company's unaudited condensed consolidated financial statements for the periods as of and ended March 31, 2005 and 2004.

  Significant Accounting Policies

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

Product Revenue

Product revenue is recognized when there is persuasive evidence of an arrangement, the collection of a fixed fee is probable or determinable, delivery of the product to the customer or distributor has occurred, at which time title generally is passed to the customer or distributor, all of which generally occur upon shipment of the product. If the product requires installation to be performed by the Company, all revenue related to the product is deferred and recognized upon the completion of the installation. If the product requires specific customer acceptance, revenue is deferred until customer acceptance occurs or the acceptance provisions lapse, unless the Company can objectively and reliably demonstrate that the criteria specified in the acceptance provisions are satisfied.

The Company defers recognition of its initial micro fuel cell product-related revenue at the time of delivery and recognizes revenue as the continued warranty obligations expire. The costs associated with the product and warranty obligations are expensed as they are incurred. The Company's initial shipment of its micro fuel cell product is a customer specific arrangement that includes fuel cell systems and continued warranty support. While contract terms require payment upon delivery of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance, the continuing obligation to warranty the product results in the Company deferring recognition of product-related revenue and recognizing product-related revenue when the warranty obligations expire. The warranty on the product is for a period of fifteen months. When micro fuel cell product-related revenue qualifies for revenue recognition it will be recorded in the Consolidated Statements of Operations in the line titled "Other income (expenses), net."

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

  Significant Accounting Policies (Continued)

MTI Instruments, Inc. ("MTI Instruments"), a wholly-owned subsidiary of the Company, currently has distributor agreements in place for (1) the domestic sale of its semiconductor products and (2) the international sale of general instrument and semiconductor products in certain global regions.  Such agreements grant a distributor the right of first refusal to act as distributor for such products in the distributor's territory.  In return, the distributor agrees to not market other products which are considered by MTI Instruments to be in direct competition with MTI Instruments' products. The distributor is allowed to purchase MTI Instruments' equipment at a price which is discounted off the published domestic/international list prices. Such list prices can be adjusted by MTI Instruments during the term of the distributor agreement, but MTI Instruments must provide advance notice at least 90 days before the price adjustment goes into effect.  Generally, payment terms with the distributor are standard net 30 days; however, on occasion, extended payment terms have been granted.  Title to the product passes to the distributor upon delivery to the independent carrier (standard FOB factory), and the distributor is responsible for any required training and/or service with the end-user.  The sale (and subsequent payment) between MTI Instruments and the distributor is not contingent upon the successful resale of the product by the distributor.  Distributor sales are covered by MTI Instruments' standard one-year warranty and there are no special return policies for distributors.

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

The Company has fixed-price contracts with the following entities: Harris Corporation ("Harris"), Cabot Superior Micro Powders ("CSMP"), the U.S. Marines and the U.S. Army. These contracts will each result in the following funding amounts upon completion of research tasks (CSMP and the U.S. Marines) or prototypes (Harris and the U.S. Army) of $200,000, $69,907, $250,000 and $249,831, respectively.

The Company has two cost-shared contracts with the following entities: the New York State Energy Research and Development Authority ("NYSERDA"); and the Department of Energy ("DOE"). These contracts require that the Company's subsidiary MTI MicroFuel Cells Inc. ("MTI Micro") conduct research and deliver direct methanol micro fuel cell ("DMFC") prototypes pursuant to predefined work plans and schedules. The contracts with NYSERDA and DOE result in the following total multi-year contract expenditures by MTI Micro:

  Significant Accounting Policies (Continued)

$2,702,080 and $6,144,094, and result in total multi-year funding of $1,249,736 and $3,000,000, respectively.

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

Stock Based Compensation

The Company has two stock-based employee compensation plans and its majority-owned subsidiary, MTI Micro, has one stock-based employee compensation plan, which are described more fully in Note 13, Stock Based Compensation, of the consolidated financial statements for the year ended December 31, 2004. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants granted to employees to be included in the consolidated statements of operations or, alternatively, disclosed in the notes to consolidated financial statements. The Company accounts for stock-based compensation of employees under the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and has elected the disclosure-only alternative under SFAS No. 123. The Company records the fair market value of stock options and warrants granted to non-employees in exchange for services in accordance with Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, in the condensed consolidated statements of operations. The Company does not intend to adopt the transition provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

  Significant Accounting Policies (Continued)
(Dollars in thousands, except per share data)	Three months ended
	Mar. 31,	Mar. 31,
	2005	2004
Net loss, as reported	$(6,054)	$ (242)
Add: Total stock-based employee compensation
expense already recorded in financial
statements, net of related tax effects	44	-

Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(452)	(215)
Pro forma net loss	$(6,462)	$ (457)

Loss per share:
Basic and diluted - as reported	$ (0.20)	$ (0.01)
Basic and diluted - pro forma	$ (0.21)	$ (0.02)

Accounting for Derivative Instruments

The Company accounts for derivative instruments and embedded derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Derivative Instruments and Certain Hedging Activities, which establishes a model for accounting for derivatives and hedging activities. These standards require an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. Fair value is estimated using the Black Scholes Option-Pricing Model. The Company also follows EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock, which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF Issue No. 00-19, a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required.

The Company held or has outstanding the following derivative financial instruments:
	Mar. 31,	Mar. 31,	Dec. 31,
	2005	2004	2004	Expiration
Derivatives issued:
Warrants, exercisable beginning February 5, 2005, to purchase the
Company's common stock issued to Chicago Investment Group, L.L.C.
at a purchase price of $10.572 per share	28,377	28,377	28,377	February 5, 2006
First Investment Right, exercisable beginning April 25, 2004, to purchase the Company's common stock issued to Fletcher
International, Ltd. at a purchase price of $6.34 per share (1)	-	1,135,074	-	December 31, 2004
Second Investment Right, exercisable beginning December 22, 2004, to purchase the Company's common stock issued to Fletcher
International, Ltd. at a purchase price of $6.023 per share through
December 31, 2006 (1) (3)	3,320,604	2,553,916	3,154,575	December 31, 2006
Plug Power Investment Right, exercisable at any time from June 1, 2005 through December 31, 2006, to purchase a number of the Company's shares of Plug Power common stock (to the extent of the number of shares remaining in escrow pursuant to the agreement) equal to
$10,000,000 divided by the prevailing price per share of Plug Power
common stock (1)	(2)	-	-	December 31, 2006

  Significant Accounting Policies (Continued)

(1) - The Company and Fletcher International, Ltd. entered into an amended private placement agreement on May 4, 2004.

(2) -The exercise price for the Plug Power Investment Right is $10,000,000 less the positive difference between $18,000,000 and the product of 2,680,671 shares multiplied by the prevailing price per share of our common stock on the date Fletcher elects to exercise such right, all divided by the quotient obtained by dividing 10,000,000 by the prevailing price of Plug Power common stock on the date Fletcher elects to exercise such right.

(3) - The Company incurred a registration penalty during March 2005 which resulted in a reduction in the exercise price for the Second Investment Right from $6.34 to $6.023 per share.

The Plug Power Investment Right is valued on a quarterly basis using the Black-Scholes Option Pricing model. Significant assumptions used in the valuation include exercise dates, closing stock prices for the common stock of the Company and Plug Power Inc. ("Plug Power"), volatility of the common stock of the Company and Plug Power, risk-free interest rate and estimated number of shares in escrow. Gains (losses) on derivatives are included in "Loss on derivatives" in the Condensed Consolidated Statements of Operations.

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

  Accounts Receivable and Allowance for Doubtful Accounts

Included in accounts receivable are the following at:

	Mar. 31,	Dec. 31,
(Dollars in thousands)	2005	2004
U.S. and State Government:
Amount billed	$ 632	$ 844
Amount billable	305	301
Retainage	22	11
Total U.S. and State Government	959	1,156
Commercial amounts billed	630	674
Sub Total	1,589	1,830
Allowance for bad debts	(58)	(58)
Total	$1,531	$1,772

The balances billed but not paid by customers pursuant to retainage provisions in contracts are due upon completion of the contracts and acceptance by the customer. Based on the Company's experience, most retainage amounts are expected to be collected within the ensuing year.

  Inventories

Inventories consist of the following at:
	Mar. 31,	Dec. 31,
(Dollars in thousands)	2005	2004
Finished goods	$ 343	$ 318
Work in process	121	100
Raw materials, components and assemblies, net	654	718
	$1,118	$1,136

  Securities Available for Sale

Securities available for sale are classified as both current assets and long-term restricted assets and accumulated net unrealized gains are reported in Other Comprehensive Income.

The principal components of the Company's securities available for sale consist of the following at:

(Dollars in thousands, except stock price and share data)
				Quoted
				Market
	Book	Unrealized	Recorded	Price
Security	Basis	Gain	Fair Value	Per NASDAQ	Ownership	Shares
March 31, 2005
Plug Power:
Current	$ 5,141	$13,954	$19,095	$ 6.60	3.97%	2,893,227
Restricted (1)	4,797	13,023	17,820	$ 6.60	3.70%	2,700,000
Total	$ 9,938	$26,977	$36,915		7.67%	5,593,227
December 31, 2004
Plug Power:
Current	$ 5,141	$12,537	$17,678	$6.11	3.95%	2,893,227
Restricted (1)	4,797	11,700	16,497	$6.11	3.69%	2,700,000
	$ 9,938	$24,237	$34,175		7.64%	5,593,227
  In connection with the amended private placement agreement, the Company has deposited 2.7 million shares of Plug Power common stock into escrow.

The book basis roll forward of Plug Power securities is as follows:

Plug Power - Current
(Dollars in thousands)	Mar. 31,	Dec. 31,
	2005	2004
Securities available for sale, beginning of period	$ 5,141	$10,791
Sale of shares	-	(853)
Transfer 3,000,000 shares to restricted on 1/29/04	-	(5,330)
Transfer 300,000 shares from restricted on 5/6/04	-	533
Securities book basis	5,141	5,141
Unrealized gain on securities available for sale	13,954	12,537
Securities available for sale, end of period	$19,095	$17,678

Plug Power - Restricted
(Dollars in thousands)	Mar. 31,	Dec. 31,
	2005	2004
Securities available for sale, beginning of period	$ 4,797	$ -
Transfer 3,000,000 shares from current on 1/29/04	-	5,330
Transfer 300,000 shares to current on 5/6/04	-	(533)
Securities book basis	4,797	4,797
Unrealized gain on securities available for sale	13,023	11,700
Securities available for sale - restricted, end of period	$17,820	$16,497

  Securities Available for Sale (Continued)

Accumulated unrealized gains related to securities available for sale are as follows:

	Mar. 31,	Dec. 31,
(Dollars in thousands)	2005	2004
Accumulated unrealized gains	$ 26,977	$24,237
Accumulated deferred tax expense on unrealized gains	(10,790)	(9,695)
Accumulated net unrealized gains	$ 16,187	$14,542
  Income Taxes

The Company's effective income tax benefit rate from operations differed from the Federal statutory rate as follows:

	Three months ended
	Mar. 31,	Mar. 31,
	2005	2004
Federal statutory tax rate	34.00%	34.00%
State taxes, net of federal tax effect	5.79	4.15
Adjustment for projected annual effective tax rate	(24.06)	-
Other benefit, net	(.03)	.39
Tax rate	15.70%	38.54%

Income tax benefit (expense) consists of the following:

	Three months ended
(Dollars in thousands)	Mar. 31,	Mar. 31,
	2005	2004
Operations before minority interest
Federal	$ -	$ 96
State	(25)	(23)
Deferred	1,234	243
Total	$1,209	$ 316
Income tax benefit (expense) allocated directly to shareholders' equity:
Change in unrealized (gain) loss on available for sale securities - Deferred tax (expense) benefit	$(1,096)	$(238)
Expenses for employee stock options recognized differently for financial reporting/tax purposes - Federal tax benefit	2	75
	$(1,094)	$(163)

The valuation allowance at March 31, 2005 and December 31, 2004 was $1.836 million. It is anticipated that a full valuation allowance will be required by the end of 2005. The provision for this quarter has been adjusted to reflect the projected annual effective rate including the anticipated impact of a full valuation allowance. The valuation allowance reflects the estimate that it was more likely than not that certain net operating losses may be unavailable to offset future taxable income.

  Shareholders' Equity

Common Shares

Changes in common shares issued are as follows:
	Three
	Months Ended	Year Ended
	Mar. 31,	Dec. 31,
	2005	2004
Balance, beginning	38,650,949	35,776,510
Issuance of shares for stock option exercises	-	193,768
Issuance of shares for private placement	-	2,680,671
Balance, ending	38,650,949	38,650,949

Treasury Stock

Changes in treasury stock shares are as follows:
	Three
	Months Ended	Year Ended
	Mar. 31,	Dec. 31,
	2005	2004
Balance, beginning	8,040,736	8,035,974
Shares acquired for cash	-	4,762
Balance, ending	8,040,736	8,040,736

Warrants Issued

On February 5, 2004, the Company issued to Chicago Investment Group, L.L.C. a warrant to purchase 28,377 shares of the Company's common stock at an exercise price of $10.572 per share. The estimated fair value of this warrant at the date issued was $1.39 per share, using a Black Scholes Option-Pricing Model and assumptions similar to those used for valuing the Company's stock options. The warrant is exercisable beginning February 5, 2005 and expires on February 5, 2006.

Reservation of Shares

The Company has reserved common shares for future issuance as of March 31, 2005 as follows:
Stock options outstanding	3,754,250
Stock options available for issuance	2,630,714
Additional Investment Rights as required by amended private placement agreement	4,150,756
Registration penalty shares under private placement agreement	66,413
Warrants outstanding	28,377
Number of common shares reserved	10,630,510

Private Placement

The Company entered into a financing transaction with Fletcher International, Ltd. ("Fletcher"), on January 29, 2004 and amended the terms of such transaction on May 4, 2004. To date Fletcher has purchased 2,680,671 shares of our common stock pursuant to such financing transaction. In addition, Fletcher has the right to purchase an additional $20 million of the Company's common stock, on one or more occasions, at a price of $6.023

  Shareholders' Equity (Continued)

(adjusted from $6.34) per share at any time prior to December 31, 2006. Fletcher also has the right to receive Company shares without payment upon the occurrence of certain events, including but not limited to, failing to register for resale with the SEC shares purchased by Fletcher on the time table agreed to, a restatement of the Company's financial statements, change of control of the Company and issuance of securities at a price below Fletcher's purchase price. We have filed registration statements covering all of the shares purchased by Fletcher to date and in the event of any additional purchases we are similarly obligated to file one or more registration statements covering the resale of such shares. Fletcher also has the right to purchase up to 2,700,000 shares of Plug Power common stock owned by us, potentially at a discount to the market price of such shares at the time of purchase.

We filed a registration statement on January 6, 2005 covering the resale of 1,261,829 shares of our common stock purchased by Fletcher on December 22, 2005. The Company failed to meet its contractual obligation with Fletcher to have such registration statement declared effective by March 22, 2005 and therefore under the terms of the Fletcher agreement we were required to issue additional shares of common stock to Fletcher and the exercise price for the Fletcher additional investment rights has been reduced to $6.023 per share. We are required to issue a number of shares of common stock that will result in Fletcher having effectively made its December 2004 investment at a price per share that is lower than the actual price paid. We refer to this reduced exercise price as the "deemed exercise price." More specifically, for each month during which we fail to satisfy the registration requirement, the deemed exercise price is reduced by $0.317 per share. As a consequence, on April 20, 2005 we issued 66,413 shares of common stock to Fletcher without any additional payment required by Fletcher, representing a deemed exercise price for Fletcher's December 2004 investment of $6.023 per share. In addition, since we are required to file a registration statement covering the resale of any such additional shares issued to Fletcher, we amended the registration statement initially filed in January 2005 to include the additional 66,413 shares of common stock. That registration statement, covering the resale of 1,328,242 shares of common stock, was declared effective by the SEC on April 21, 2005.

Additional Investment Rights

The additional investment rights provide Fletcher with the right, but not the obligation, to purchase, in a single purchase or multiple purchases, up to an additional $20 million of our common stock at any time prior to December 31, 2006 at a price per share equal to $6.023 (adjusted from $6.34), which date and price may be extended and adjusted, respectively, in the event that we have not satisfied our contractual obligations with respect to the registration for resale of common stock issued or issuable to Fletcher.

The table below illustrates the number of shares Fletcher would receive upon exercise of its $20 million additional investment right at a price per share equal to $6.023 (adjusted from $6.34) (such exercise price is subject to adjustment as described below under "Adjustment Provisions"). Further, the Company's 2004 private placement agreement with Fletcher provides that the maximum number of shares we could potentially issue to Fletcher is 8,330,411 shares.

Purchase Price MTI Stock	Shares Issuable in Exchange for $20 Million Investment
$6.023	3,320,604

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

  Shareholders' Equity (Continued)

The exercise price for the Plug Power investment right is $10,000,000 less the positive difference between $18,000,000 and the product of the sum of 2,680,671 shares multiplied by the prevailing price per share of our common stock on the date Fletcher elects to exercise such right, all divided by the quotient obtained by dividing 10,000,000 by the prevailing price of Plug Power common stock on the date Fletcher elects to exercise such right. As used herein, a prevailing price is the average of the daily volume-weighted average price per share of common stock during the sixty-business-day period ending three days prior to the date Fletcher elects to exercise such right, provided however that the price may not exceed the average of the daily volume-weighted average prices for any ten business days within such sixty-business day period. Each of the above referenced per share exercise prices for the additional investment rights is subject to adjustment as described below under "Adjustment Provisions."

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

Restatement

In the event we restate any portion of our financial statements prior to January 29, 2005, or prior to the first anniversary of the closing of any additional investment, as the case may be, the exercise price for the additional investment rights may be adjusted to equal the average price (as defined) of our common stock sixty days after we restate our financial statements if the average price of the Company's common stock sixty days after a restatement is five percent lower than the average price three days before the restatement (a "Qualifying Restatement"). In addition, with respect to any investments made prior to the time of the restatement, Fletcher would receive additional shares of common stock such that all such investments will have been effectively made at such adjusted exercise price.

  Shareholders' Equity (Continued)

The following table illustrates the number of additional shares of common stock Fletcher would receive without any additional payment on its part in the event that the average price of the Company's common stock sixty days after a restatement (as defined) is $5.00 per share and $4.00 per share.

	Number of Shares	Qualifying
Investments	Issued at the time of the	Restatement	Additional Shares
To Date	Original Investment	Price	to be Issued
$18,000,000	2,680,671	$5.00	919,329
$18,000,000	2,680,671	$4.00	1,819,329

In response to comments received from the SEC staff of the Division of Corporation Finance, the Company previously amended its current Annual Report on Form 10-K for the year ended December 31, 2004 and its prior

Annual Reports on Form 10-K for the years ended December 31, 2003 and December 31, 2002 to supplement the Company's financial statements with additional financial statements of SatCon Technology Corporation and Plug Power, which were all previously publicly available, and to include certain summary financial information for both companies in the relevant notes to the Company's financial statements. In the Company's opinion, the above do not constitute restatements for purposes of its agreement with Fletcher.

Change in Control

In the event of a change of control of our company prior to sixty days after the expiration of the additional investment term, we may have to issue additional shares of our common stock to Fletcher and the additional investment rights (including the right to purchase the Plug Power shares) may be accelerated. If the consideration per share paid to our shareholders in the change of control transaction is less than twice the amount of the price per share paid by Fletcher for any of its investments pursuant to the agreement with Fletcher of the certificate of additional investment rights, then we must issue to Fletcher a number of shares of our common stock such that all of its investments will have been effectively made at a price per share equal to such per share change of control consideration multiplied by 0.5.

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

As described above, we failed to satisfy the registration requirement for the 1,261,829 shares of common stock purchased by Fletcher on December 22, 2004 until April 21, 2005.

  Shareholders' Equity (Continued)

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

  Loss Per Share

The following is the reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

	Three months ended
	Mar. 31,	Mar. 31,
(Dollars in thousands, except shares and per share data)	2005	2004
Loss	$ (6,054)	$ (242)
Basic and Diluted Loss per Share:
Common shares outstanding, beginning of period	30,610,213	27,740,536
Weighted average common shares issued during the period	-	1,008,756
Weighted average common shares reacquired during the period	-	(157)
Weighted average shares outstanding, end of period	30,610,213	28,749,135
Loss per weighted average share	$ (0.20)	$ (0.01)

For the three months ended March 31, 2005, options to purchase 3,754,250 shares of common stock at exercise prices ranging from $0.54 to $20.92 per share, additional investment rights to purchase approximately 3,320,604 shares ($20 million divided by $6.023 per share) of common stock with an exercise price of $6.023 per share and warrants to purchase 28,377 shares of common stock with an exercise price of $10.572 per share were outstanding but were not included in the computations of Loss per Share-assuming dilution because the Company incurred losses during this period and inclusion would be anti-dilutive.

For the three months ended March 31, 2004, options to purchase 2,825,650 shares of common stock at exercise prices ranging from $0.54 to $20.92 per share, additional investment rights to purchase approximately 3,688,990 shares ($26,000,000 divided by $7.048 per share) of common stock with an exercise price of $7.048 per share and warrants to purchase 28,377 shares of common stock with an exercise price of $10.572 per share were outstanding but were not included in the computations of Loss per Share-assuming dilution because the Company incurred losses during this period and inclusion would be anti-dilutive.

  Sale of Securities Available for Sale

The Company sold shares of the following securities and recognized gains and proceeds as follows:
	Three months ended
	Mar. 31,	Mar. 31,
(Dollars in thousands, except shares)	2005	2004
Plug Power
Shares sold	-	380,000
Proceeds	$ -	$ 3,804
Gain on sales	$ -	$ 3,129

  Cash Flows - Supplemental Information
	Three months ended
	Mar. 31,	Mar. 31,
(Dollars in thousands)	2005	2004
Non-cash Operating, Investing and Financing Activities:
Additional paid-in-capital resulting from stock option exercises treated differently for financial reporting and tax purposes	$ 2	$ 75
Change in investment and paid-in-capital resulting from other investors' activity in MTI MicroFuel Cells Inc. stock	46	-

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

The accounting policies of the New Energy and Test and Measurement Instrumentation segments are the same as those described in the summary of significant accounting policies in the Company's consolidated financial statements (See Note 1) for the year ended December 31, 2004. The Company evaluates performance based on profit or loss from operations before income taxes, accounting changes, items management does not deem relevant to segment performance, and interest income and expense. Inter-segment sales are not significant.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items and items like income taxes or unusual items, which are not allocated to reportable segments. The "Reconciling Items" column includes minority interests in a consolidated subsidiary. In addition, segments' noncash items include any depreciation and amortization in reported profit or loss. The New Energy segment figures include the Company's micro fuel cell operations, equity securities of Plug Power, gains (losses) on the sale of these securities, (losses) gains related to the embedded derivative for the purchase of Plug Power common stock and warrants to purchase SatCon common stock.
(Dollars in thousands)		Test and			Condensed
		Measurement		Reconciling	Consolidated
Three months ended March 31, 2005	New Energy	Instrumentation	Other	Items	Totals
Product revenue	$ -	$1,403	$ -	$ -	$ 1,403
Funded research and development revenue	324	-	-	-	324
Research and product development expenses	2,391	269	-	-	2,660
Selling, general and administrative expenses	1,375	479	1,180	-	3,034
Loss on derivatives	(3,234)	-	-	-	(3,234)
Segment loss from operations before income taxes and minority interests	(7,336)	(49)	(318)	-	(7,703)
Segment (loss) profit	(7,336)	(49)	891	440	(6,054)
Total assets	46,746	2,204	16,171	-	65,121
Securities available for sale	19,095	-	-	-	19,095
Securities available for sale - restricted	17,820	-	-	-	17,820
Derivative liability	4,359	-	-	-	4,359
Capital expenditures	134	22	46	-	202
Depreciation and amortization	138	15	150	-	303

  Segment Information (Continued)
(Dollars in thousands)		Test and			Condensed
		Measurement		Reconciling	Consolidated
Three months ended March 31, 2004	New Energy	Instrumentation	Other	Items	Totals
Product revenue	$ -	$ 1,579	$ -	$ -	$ 1,579
Funded research and development revenue	388	-	-	-	388
Research and product development expenses	2,401	267	-	-	2,668
Selling, general and administrative expenses	313	391	603	-	1,307
Loss on derivatives	(1,281)	-	-	-	(1,281)
Gain on sale of securities available for sale, net	3,129	-	-	-	3,129
Segment (loss) profit from continuing operations before income taxes and minority interests	(766)	201	(255)	-	(820)
Segment (loss) profit	(766)	201	61	262	(242)
Total assets	50,422	2,546	19,141	-	72,109
Securities available for sale	20,792	-	-	-	20,792
Securities available for sale - restricted	23,160	-	-	-	23,160
Capital expenditures	188	10	199	-	397
Depreciation and amortization	94	16	81	-	191

  The following table presents the details of "Other" segment profit:
	Three months ended
(Dollars in thousands)	Mar. 31,	Mar. 31,
	2005	2004
Corporate and Other Income (Expense):
Depreciation and amortization	$ (150)	$ (81)
Interest income	54	16
Income tax benefit	1,209	316
Other expense, net	(222)	(190)
Total corporate and other income	$ 891	$ 61
  Related Party Transactions

The Company purchases materials from E.I. du Pont de Nemours and Company ("DuPont"), a shareholder in MTI Micro, such purchases totaled $45 thousand and $123 thousand for the three months ended March 31, 2005 and 2004, respectively. The Company has a liability to DuPont for materials purchases totaling $9 thousand as of March 31, 2005 and a net receivable totaling $2 thousand as of December 31, 2004. This liability is included in the financial statement line "Accrued liabilities - related parties." The net receivable is included in the financial statement line "Other receivables - related parties."

  Effect of Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 151, Inventory Costs-an amendment of ARB No. 43, Chapter 4 ("FAS 151"), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements.

  Effect of Recent Accounting Pronouncements (Continued)

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) Share-Based Payment ("SFAS No. 123R"). SFAS No. 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the Black-Scholes model which the Company currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. SFAS No. 123R requires the Company to adopt the new accounting provisions beginning in its first quarter of 2006. The Company has not yet determined the impact of applying the various provisions of SFAS No. 123R. The unvested value of share awards to be amortized into the operating statement is approximately $5.7 million as of December 31, 2004.

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

Plaintiffs claim that the Defendants failed to disclose material inside information concerning Plug Power, LLC to the Plaintiffs and therefore the $2.25 per share ($0.75 per share post split) purchase price was unfair. Plaintiffs are seeking damages of $5 million plus punitive damages and costs. In April 1999, Defendants filed a motion to dismiss the amended complaint, which was denied by the Bankruptcy Court. On appeal in October 2000, Plaintiffs' cause of action was dismissed by the United States District Court for the Northern District of New

York. In November 2000, Plaintiffs filed an appeal of that dismissal with the United States Court of Appeals for the Second Circuit. In June 2002, the Second Circuit Court of Appeals reversed the District Court decision and remanded the case for further consideration of the Plaintiff's claims as motions to modify the Bankruptcy Court sale order. The Plaintiff's claims have now been referred back to Bankruptcy Court for such consideration. In September 2003, the Bankruptcy Court issued an order permitting Plaintiffs to conduct limited discovery concerning how First Albany formed an opinion about the Company's stock up until the date the Stock Purchase Agreement was executed. Discovery has commenced.

The Company believes the claims have no merit and intends to defend them vigorously. The Company cannot predict the outcome of the claims nor reasonably estimate a range of possible loss given the current status of the litigation. Accordingly, no amounts have been reserved for this matter.

  Commitments and Contingencies (Continued)

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

Future minimum rental payments required under non-cancelable operating leases are (dollars in thousands): $519 remaining in 2005; $532 in 2006, $327 in 2007, $316 in 2008, $289 in 2009, and $0 thereafter.

Warranties

A reconciliation of changes in product warranty liabilities is as follows:
	Three months ended	Year ended
	Mar. 31,	Dec. 31,
(Dollars in thousands)	2005	2004
Balance, January 1	$38	$ 28
Accruals for warranties issued	7	38
Accruals related to pre-existing warranties (including changes in estimates)	-	(16)
Settlements made (in cash or in kind)	(5)	(12)
Balance, end of period	$40	$ 38

Licenses

The Company licenses, on a non-exclusive basis, certain DMFC technology from Los Alamos National Laboratory ("LANL"). Under this agreement, the Company is required to pay future minimum annual license fees of $250 thousand yearly through 2019. Once products are being sold, royalties will be based on 2% of the first $50 million of net sales, 1% on net sales in excess of $50 million but less than $100 million and .5% on net sales in excess of $100 million. License payments made in any year can be applied against royalties due and total annual fees in any year shall not exceed $1 million.

Employment Agreements

The Company has employment agreements with certain employees that provide severance payments and accelerated vesting of certain options upon termination of employment under certain circumstances, as defined in the applicable agreements. As of March 31, 2005, the Company's potential minimum obligation to these employees was approximately $.946 million.

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

  Commitments and Contingencies (Continued)

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

Contract Losses

During 2004, MTI Micro entered into a fixed price-cost type completion contract with the U.S. Army. The contract which totals $250 thousand permits monthly cost progress payments and calls for the delivery of five DMFC power system units. These prototypes require substantial engineering to meet the performance requirements of the customer. At the end of 2004, MTI Micro forecasted that the contract would be completed during 2005 and accrued $ 540 thousand for the then anticipated cost needed to be incurred to complete the project. The expected overrun has increased to $1.036 million and the accrued contract overrun remains at $540 thousand as of March 31, 2005. Although MTI Micro believes that it will complete this contract to the satisfaction of the customer, it is possible that MTI Micro will not be successful. Through monthly reports, MTI Micro updates the customer on accomplishments, technical issues, financial status, forecast to complete and anticipated solutions.

Additionally, other contracts have forecasted costs in excess of contract values as of March 31, 2005 and December 31, 2004. As of the end of 2004, MTI Micro accrued $17 thousand for the anticipated cost overruns for the projects and the accrued contract overrun remains at $17 thousand as of March 31, 2005.

  Issuance of Stock by Subsidiary

MTI Micro was formed on March 26, 2001. As of March 31, 2005, the Company owns approximately 89% of MTI Micro's outstanding common stock.

The increase in the Company's paid-in-capital related to MTI MicroFuel Cell investment of $46 thousand for the period ended March 31, 2005, represents the changes in the Company's equity investment in MTI Micro, which resulted from third-party stock transactions in MTI Micro.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Item 2 contains forward-looking statements that involve risks and uncertainties, which may cause the Company's actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. See "Statement Concerning Forward-Looking Statements" on page 32.

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

From inception through March 31, 2005, the Company has incurred net losses of $72.7 million and expects to incur losses as it continues micro fuel cell product development and commercialization programs. The Company expects that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, gains on sales of securities available for sale and the operating results of MTI Instruments and MTI Micro.

Critical Accounting Policies and Significant Judgments and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 1 to the Company's 2004 annual consolidated financial statements includes a summary of the Company's most significant accounting policies. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, inventories, securities available for sale, income taxes and derivatives. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates were discussed with our Audit Committee.

Discussion and Analysis of Results of Operations

Results of Operations for the Quarter Ended March 31, 2005 Compared to March 31, 2004

The following is management's discussion and analysis of certain significant factors, which have affected the Company's results of operations for the three months ended March 31, 2005 compared to the three months ended March 31, 2004.

Product Revenue. Product revenue for 2005 decreased in comparison to the same period in 2004 by $.176 million, or 11.1%, to $1.403 million. This decrease is the result of decreases in sales to semiconductor customers of $.142 million and aviation customers of $.135 million offset by increases in sales to general gaging customers of $.101 million. The decrease in semiconductor sales reflects the shipment of one manual gage during the first quarter of 2005 as compared to five manual gages and one semi-automated unit for the same period in 2004. The decrease in sales to aviation customers includes a $.182 million decrease related to the timing of shipments under the Retrofit Air Force contract due to fewer portable balancing systems, change amplifiers and accessory kits being sent by the U.S. Air Force for upgrade in 2005 than in 2004. A total of 22 units were upgraded in 2005 compared to 30 in 2004. This reduction in upgrade business was partially offset by the shipment of five new accessory kits under a priority contract from the U.S. Air Force for $.059 million. The increase in general instrument sales is primarily due to a $.095 million increase in capacitance product sales to a distributor.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands, except contract values)
		Revenues	Revenues	Revenues	Total Contract
		Three months	Three months	Contract to	Orders Received
		Ended	Ended	Date	to Date
Contract	Expiration	Mar. 31, 2005	Mar. 31, 2004	Mar. 31, 2005	Mar. 31, 2005
$8.8 million Retrofit
and Maintenance of
PBS 4100's	06/20/2008	$ 521	$ 703	$ 4,179	$ 4,298
$3.1 million PBS
Units and Accessory Kits	09/30/2004	$ -	$ 111	$ 2,469	$ 2,469

Funded Research and Development Revenue. Funded research and development revenue for 2005 decreased in comparison to the same period in 2004 by $.064 million to $.324 million, a 16.5% decrease. The decrease is the result of the National Institute of Standards and Technology ("NIST") contract's completion in 2004 when it contributed $.388 million in revenue. This revenue decline was offset in 2005 by $.151 million in revenues from the DOE contract, $.112 million from the NYSERDA contract, $.025 million from the Marines and $.036 million from the CSMP NIST subcontract.

Information regarding government contracts included in funded research and development revenue is as follows:

(Dollars in thousands, except contract values)
		Revenues	Revenues	Contract
		Three months	Three months	Revenues
		Ended	Ended	to Date as of
Contract	Expiration	Mar. 31, 2005	Mar. 31, 2004	Mar. 31, 2005
$3.0 million DOE	07/31/07	$ 151	$ -	$ 329
$249.8 thousand Army(4)	09/30/05	$ -	$ -	$ -
$1.250 million NYSERDA(1)	06/30/06	$ 112	$ -	$ 917
$69.9 thousand Marine	06/30/05	$ 25	$ -	$ 25
$200 thousand NIST (2)	06/30/05	$ 36	$ -	$ 146
$250 thousand Harris(4)	03/31/05	$ -	$ -	$ -
$200 thousand ARL	12/31/04	$ -	$ -	$ 200
$4.6 million NIST (3)	09/30/04	$ -	$ 388	$ 3,342

(1) Total contract value is $1.250 million consisting of four Phases: Phase I for $500 thousand was from 3/12/02 thru 9/30/03; Phase II for $200 thousand was from 10/28/03 with a completion date of 10/31/04; Phase III for $348 thousand commenced 8/23/04 and expires on 8/31/05; and Phase IV for $202 thousand which commenced on 12/14/04 and expires on 6/30/06. Phases I and II have been completed.

(2) This contract is a subcontract with CSMP under NIST.

(3) This contract was a joint venture with DuPont. DuPont's share of the contract revenue is $1.3 million.

(4) Revenue under these contracts has been deferred subject to customer acceptance.

Cost of Product Revenue. Cost of product revenue in the Test and Measurement Instrumentation segment for 2005 decreased in comparison to the same period in 2004 by $.045 million, or 7%, to $.602 million. The decrease was directly due to the lower sales volume for 2005 and its product mix, which during 2005 included lower semiconductor and aviation sales and increases in general gaging sales.

Gross profit as a percentage of product revenue decreased to 57.1% for 2005 from 59% in the prior year. The gross profit percentage decrease was primarily due to a one point decrease in PBS product margins as a result of the mix of the type of Air Force units upgraded under the Retrofit Air Force contract. Additionally, capacitance product margins declined due to a rise in capacitance product sales to a distributor at discounted prices pursuant to a distribution agreement.

Funded Research and Product Development Expenses. Funded research and product development expenses in the New Energy segment decreased by $.099 million or 8.6% to $1.055 million for 2005 in comparison to the same period in 2004. The decreased costs were attributable to the change in contracts under development. In 2005 MTI Micro is working on contracts for DOE, NYSERDA, the U.S. Marines, the U.S. Army and CSMP while in 2004 they were working on the NIST contract.

Unfunded Research and Product Development Expense. Unfunded research and product development expenses increased by $.091 million or 6% to $1.605 million for 2005 in comparison to the same period in 2004. This increase reflects a $.089 million increase in the New Energy segment reflecting increased internal development costs directed at commercializing micro fuel cells, including costs for the development of our micro fuel cell system and development costs in connection with Gillette and potential commercial products. Unfunded research and product development costs include the cost of micro fuel cell products warranty activity related to the shipments of its initial fuel cell units at low volume production. This increase also includes a $.002 million increase in product development expenses in the Test and Measurement Instrumentation segment related to improvements for the Microtrak II product and a high temperature capacitance probe.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.727 million, or 132.1% to $3.034 million for 2005 in comparison to the same period in 2004. This change is primarily the result of an increase of $.100 million in licensing fees related to the LANL license, $.558 million in consulting and other professional fees including approximately $.290 million of costs related to Sarbanes-Oxley compliance and the SEC review of the Company's filings, increased salaries and employee benefits of $.698 million related to an increase in the number of employees working in the micro fuel cell business as business development efforts increase as well as an increase in corporate support employees related to Sarbanes-Oxley compliance, increased public relations costs of $.060 million, increased depreciation expense of $.114 million due to an increase in capital expenditures and a $.173 million decrease in liquidations to research and development costs due to reduction in contract activity.

Operating Loss. Operating loss for 2005 in comparison to the same period last year increased by $1.914 million to $4.569 million, a 72.1% increase. This increase in operating loss results primarily from increases in selling, general and administration expenses, decreases in funded research and development revenue in the New Energy segment and decreases in gross profits from product revenues in the Test and Measurement Instrumentation segment.

Other Income (Expenses), Net. Other income increased by $.113 million, or 869.2% to $.100 million for 2005 in comparison to the same period in 2004. This change is primarily the result of increased interest income.

Revenue from sales of micro fuel cell products was $0 million for the three months ended March 31, 2005 and March 31, 2004. We defer recognition of initial micro fuel cell product-related revenue at the time of delivery and recognize this revenue as other income as the continued warranty obligations expire. The costs associated with the product and warranty obligations are expensed as they are incurred.

Our initial sales of low volume production Mobion™ products in December 2004 were a customer specific arrangement that includes fuel cell systems and continued warranty support. While contract terms require payment upon delivery of the System and are not contingent on the achievement of specific milestones or other substantive performance, the continuing obligation to warranty results in the Company deferring recognition of product-related revenue and recognizing product-related revenue as other income when the warranty obligations expire. The warranty on the product is for a period of fifteen months.

During the fourth quarter of 2004, we received a purchase order for 50 Systems and delivered 25 Systems during December 2004. The product-related revenue associated with these 25 Systems is subject to warranty obligations and has been deferred. For the three months ended March 31, 2005 and 2004, we had no System sales.

Gain on Sale of Securities Available for Sale, Net. Results for 2004 included a $3.129 million gain on the sale of securities available for sale. Results for 2005 included no such gains. The average selling price per share of Plug Power common stock was $9.93 for the three months ended March 31, 2004.

Loss on Derivatives. The Company recorded losses of $3.234 million and $1.281 million on derivative accounting for 2005 and 2004, respectively. These losses relate to the embedded derivative for the purchase of Plug Power common stock, which is part of the 2004 private placement transaction and the expiration of the SatCon warrants. Changes in derivative fair value for the embedded derivative is calculated using the Black Scholes Option-Pricing Model.

Income Tax Benefit The income tax benefit rate for 2005 was 15.70% and for 2004 was 38.54%. The tax benefit rates are primarily due to losses generated by operations. It is anticipated that a full valuation allowance will be required by the end of 2005. The provision for this quarter has been adjusted to reflect the projected annual effective rate including the anticipated impact of a full valuation allowance. The valuation allowance at March 31, 2005 and December 31, 2004 was $1.836 million. The Company determined that it was more likely than not that the ultimate recognition of certain deferred tax assets would not be realized.

Further, as a result of ownership changes in 1996, the availability of $.561 million of net operating loss carry-forwards to offset future taxable income will be limited pursuant to the Internal Revenue Code.

Liquidity and Capital Resources

The Company has incurred significant losses as it continues to fund MTI Micro's DMFC product development and commercialization programs. The Company expects that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, gains on sales of securities available for sale, the operating results of MTI Instruments and MTI Micro, the availability of equity financing including the additional investment rights issued in connection with the 2004 private placement and the ability to attract government funding resources to offset research and development costs. As of March 31, 2005, the Company had an accumulated deficit of $72.678 million. During the three months ended March 31, 2005, the Company's results of operations resulted in a net loss of $6.054 million and used cash in operating activities totaling $3.880 million. This cash use in 2005 was funded primarily by cash and cash equivalents on hand as of December 31, 2004 of $22.545 million. The Company expects to continue to incur losses as it seeks to develop and commercialize MobionTM fuel cell systems and it expects to continue funding its operations from current cash and cash equivalents, the sales of securities available for sale, proceeds, if any, from the exercise of additional investment rights issued in connection with the 2004 private placement or other equity financings and government program funding. The Company expects to spend approximately $12.5 million on research and development of MobionTM fuel cells and $1.2 million in research and development on MTI Instruments' products in 2005.

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

Future sales of Plug Power securities will generate taxable income or loss, which is different from book income or loss, due to the tax bases in these assets being significantly different from their book bases. Book and tax bases as of March 31, 2005 are as follows:

		Average	Average
Security	Shares Held	Book Cost Basis	Tax Basis
Plug Power- unrestricted	2,893,227	$1.78	$0.96
Plug Power- restricted(A)	2,700,000	$1.78	$0.96

  In connection with the Company's 2004 private placement, the Company has escrowed 2.7 million shares of Plug Power common stock.

As of March 31, 2005, the Company owned 5,593,227 shares of Plug Power common stock. In connection with the 2004 private placement the Company has placed 2,700,000 of its Plug Power shares in escrow and Fletcher has the right, beginning June 1, 2005 and ending December 31, 2006, to purchase those shares, potentially at a discount. Plug Power stock is currently traded on the Nasdaq National Market and is therefore subject to stock market conditions. When acquired, these securities were unregistered. Plug Power securities are considered "restricted securities" as defined in Rule 144 and may not be sold in the future without registration under the Securities Act, unless in compliance with an available exemption there from.

Working capital was $32.290 million at March 31, 2005, a $2.522 million decrease from $34.812 million at December 31, 2004. This decrease is primarily the result of the use of cash in operations offset by increases in the market value of securities available for sale.

At March 31, 2005, the Company's order backlog was $.448 million, compared to $.480 million at December 31, 2004.

Inventory and accounts receivable (from product revenues) turnover ratios and their changes for the three months ended March 31 are as follows:
	2005	2004	Change
Inventory	1.90	1.70	.20
Accounts receivable (from product revenues)	2.03	2.30	(.27)

The change in the inventory turnover ratio is the result of lower inventories in 2005 compared to 2004. The decrease in the accounts receivable turnover ratio is the result of lower sales volume in the first quarter of 2005 compared to 2004.

Cash flow used by operating activities was $3.880 million for the three months ended March 31, 2005 compared with $2.582 million in 2004. This cash use increase of $1.298 million reflects increases in cash expenditures to fund New Energy segment operations' growth, partially offset by balance sheet changes, which reflect the timing of cash payments and receipts.

Capital expenditures were $.202 million during the first three months of 2005, a decrease of $.195 million from the prior year. Capital expenditures in 2005 included computer equipment, demonstration equipment, software, and manufacturing and laboratory equipment. There were no outstanding commitments for capital expenditures as of March 31, 2005. The Company expects to finance these expenditures with current cash and cash equivalents, the sale of unrestricted securities available for sale, equity financing and other sources, as appropriate and to the extent available.

Pursuant to additional investment rights, Fletcher has the right, but not the obligation, to purchase, in a single purchase or multiple purchases, up to an additional $20 million of our common stock at any time prior to December 31, 2006 at a price per share equal to $6.023 (as adjusted from $6.34), which date and price may be extended and adjusted, respectively, in certain circumstances, and up to 2,700,000 shares of Plug Power common stock owned by us in certain circumstances.

The Company may sell shares of Plug Power common stock in connection with its previously announced strategy to raise additional capital through the sale of Plug Power stock in order to fund its micro fuel cell operations. Taxes on the net gains are expected to be offset by the Company's operating losses. As of March 31, 2005, the Company estimates its remaining net operating loss carry forwards to be approximately $29.107 million.

New Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) Share-Based Payment ("SFAS No. 123R"). SFAS No. 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R will require the Company to expense SBP awards with compensation cost for SBP transactions measured at fair value. The FASB originally stated a preference for a lattice model because it believed that a lattice model more fully captures the unique characteristics of employee stock options in the estimate of fair value, as compared to the

Black-Scholes model which the Company currently uses for its footnote disclosure. The FASB decided to remove its explicit preference for a lattice model and not require a single valuation methodology. SFAS No. 123R requires the Company to adopt the new accounting provisions beginning in its first quarter of 2006. The Company has not yet determined the impact of applying the various provisions of SFAS No. 123R. The unvested value to be amortized into the operating statement is approximately $5.7 million as of December 31, 2004.

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

Additional Information Concerning Risks

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

After giving effect to the 1,261,829 shares of common stock we issued to Fletcher on December 22, 2004 (as well as all shares issued or to be potentially issued to Fletcher in connection with our failure to satisfy the registration requirement as discussed under "Financing Arrangements- Private Placement"), the 2004 private placement provided Fletcher additional investment rights to purchase up to an additional $20 million of our common stock at a price equal to $6.34 per share (subject to adjustment). This price has been reduced to $6.023 per share due to our failure to satisfy the registration requirement, and may be further reduced due to, among other things, continuing failure to satisfy such registration requirement. Any exercise of the additional investment rights could result in sales of our common stock at prices that are below the market price for our common stock at the time the investment right is exercised and could result in substantial dilution to our shareholders.

Our agreement with Fletcher also provides that Fletcher will receive additional shares of our common stock with respect to shares it already owns, and the exercise price and term relating to unexercised additional investment rights will be adjusted to the benefit of Fletcher, each upon the occurrence of certain events or circumstances, some of which are beyond our control, including:

- issuances of our equity securities at a price below $7.048 per share (which is the price Fletcher paid in connection with its initial $10 million investment) or issuances of our equity securities at a price below $6.34 per share (which was the original exercise price relating to the additional investment rights);

- our failure to satisfy certain requirements relating to registering the resale of shares issued or issuable to Fletcher pursuant to the securities laws;

- a change in control of our Company; and

- a restatement of our financial results.

In any event, 8,330,411 shares is the maximum number of shares of our common stock we may be required to issue to Fletcher, which amount includes the 1,418,842 shares issued on January 29, 2004, the 1,261,829 shares issued on December 22, 2004 and the 66,413 registration penalty shares issued on April 20, 2005.

In connection with the 2004 private placement, we will be responsible for having the resale of shares purchased by Fletcher registered with the SEC within defined time periods and subject to penalties if the shares are not registered with the SEC within those defined time periods.

Pursuant to our agreement with Fletcher, we are obligated, within ten business days after the closing of the purchase of any additional shares by Fletcher pursuant to rights issued in connection with the 2004 Private

Placement, to file a registration statement with the SEC covering the resale of all such shares. We are also obligated to cause each of those registration statements, including the Registration Statement of which this prospectus is included, to be declared effective not more than sixty (60) days after the closing of the purchase of such shares, or if the registration statement is reviewed by the SEC, not more than ninety (90) days after the closing of the purchase of such shares. If we fail to file the registration statements or become effective as set forth above, we must issue to Fletcher a number of additional shares to reflect the number of shares it would have acquired if its purchase price was based on the actual exercise price reduced by five percent for each month in which we fail to satisfy our obligations and adjust the exercise price for the additional investment rights to such lower price. In addition, such failure will result in an extension of the investment term for each day we fail to satisfy our registration obligations. The Company initially filed this Registration Statement on January 6, 2005 which was within ten business days after the closing of the purchase of additional shares by Fletcher on December 22, 2004. The 90-day deadline for this Registration Statement to be declared effective was March 22, 2005. We failed to meet the March 22, 2005 deadline and therefore were required to issue 66,413 additional shares of common stock to Fletcher without any payment required on its part and will be required to issue additional shares for each month that we continue to fail to satisfy such requirement.

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
  general market conditions; and
  other factors referred to under the caption "Risk Factors" which are set forth in our Annual Report on Forms 10-K and 10-K/A.

Readers should not rely on our forward-looking statements. These and other risks are set forth in greater detail in the "Risk Factors" section of our Annual Report on Forms 10-K and 10-K/A, which are incorporated herein by reference and under the caption "Additional Information Concerning Risks" in this quarterly report on Form 10-Q. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of our Annual Report on Forms 10-K and 10-K/A, which are incorporated herein by reference.

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

Item 4. Controls and Procedures

The certifications of the Company's Chief Executive Officer and Chief Financial Officer attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning the Company's disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4A for a more complete understanding of the matters covered by such certifications.

(a) Evaluation of Disclosure Controls and Procedures

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

Based on this evaluation, and due to the existence of a material weakness in our internal control over financial reporting as of March 31, 2005, the Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2005, our disclosure controls and procedures were not adequate to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. This material weakness resulted from the inadequate function of internal control related to management's review of the Company's accounting for income taxes and related disclosures. No other material weaknesses were identified.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of our financial statements would not be prevented or detected. As of March 31, 2005, we did not maintain effective control over the calculation of the tax provision in accordance with generally accepted accounting principles. Specifically, our processes, procedures and controls related to the preparation and review of the quarterly tax provision were not adequate to ensure that the deferred tax provision was prepared in accordance with generally accepted accounting principles. This control deficiency resulted in quarter-end adjustments, which were brought to the Company's attention by its independent auditors in connection with the review of the Company's first quarter financial statements, to correct the income tax benefit recognized in the first quarter of 2005 and the related deferred income tax accounts. Further, this control deficiency could result in a misstatement of the tax provision and deferred tax balances that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Therefore, we have concluded that this control deficiency constitutes a material weakness.

Because of this material weakness, management has concluded that the Company did not maintain effective internal control over financial reporting as of March 31, 2005 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.

Remediation Steps to Address the Material Weakness

The Company is in the process of remediating the identified material weakness in the Company's internal control over financial reporting. The Company is implementing new controls to ensure that the above-mentioned error in the calculation of the tax provision does not recur. This will include the selection of an outside service provider to review the tax provision, or through enlisting additional tax expertise within the company, or through the implementation of a checklist of items to be considered during the preparation and review of the tax provision.

(b) Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company's internal control over financial reporting, except for the item noted above, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act during the Company's fiscal quarter ended March 31, 2005 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

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

Ling Electronics, Inc.

On March 5, 2005, the Company entered into a settlement agreement for the outstanding claim brought against it by Donald R. Gililland, Sharon Gililland, Vernon Dunham and Jean Dunham, related to a facility lease. The claim was settled for $240 thousand to be paid by SatCon and $35 thousand to be paid by the Company. This settlement released the Company from any future obligations. The Company had accrued costs to settle this claim and the settlement of this claim was accounted for in the results of operations for the year ended December 31, 2004. The settlement was paid in March 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities

On December 22, 2004, Fletcher exercised its right to purchase an additional 1,261,829 shares of the Company's common stock. On January 6, 2005, the Company filed a resale registration statement on Form S-3 for the 1,261,829 shares of the Company's common stock issued to Fletcher. This resale registration statement was converted to Form S-1 and on April 20, 2005, we issued 66,413 shares of our common stock to Fletcher. Our agreement with Fletcher requires that we issue such shares without any payment required on the part of Fletcher due to our failure to have the January 6, 2005 registration statement declared effective by March 22, 2005 with respect to the 1,261,829 shares of our common stock sold to Fletcher. The registration statement was amended to include the 66,413 additional shares and was declared effective by the SEC on April 21, 2005, covering the resale of all 1,328,242 shares issued to Fletcher in December 2004 and April 2005. Each of these Fletcher private placements was exempt from registration under the Securities Act pursuant to Section 4(2) thereof since each was a sale not involving a public offering. The purchaser in such transactions represented to us that it was an accredited investor, acquiring the securities for investment and not distribution. No underwriters were involved in the foregoing transactions.

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

Mechanical Technology Incorporated
5/10/2005 (Date)	/s/Steven N. Fischer Steven N. Fischer Chief Executive Officer

5/10/2005 (Date)	/s/Cynthia A. Scheuer Cynthia A. Scheuer Vice President and Chief Financial Officer