Form 10-Q
period 2005-06-30
MECHANICAL TECHNOLOGY INC
filed 2005-08-09
CIK 64463

====================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities

Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at August 5, 2005
Common Stock, $.01 Par Value	30,754,126 Shares

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

INDEX

Part I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements Financial Statements of Mechanical Technology Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets - June 30, 2005 (Unaudited) and December 31, 2004	3-4

Condensed Consolidated Statements of Operations - Three and Six months ended June 30, 2005 and 2004 (Unaudited)	5

Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income - Six months ended June 30, 2005 and 2004 (Unaudited)	6

Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2005 and 2004 (Unaudited)	7

Notes to Condensed Consolidated Financial Statements (Unaudited)	8-26

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	27-37

Item 3. Quantitative and Qualitative Disclosures About Market Risk	37

Item 4. Controls and Procedures	38

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	39
Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities	39
Item 3. Defaults Upon Senior Securities	39
Item 4. Submission of Matters to a Vote of Security Holders	39-40
Item 5. Other Information	40
Item 6. Exhibits	40

Signatures	40

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2005 (Unaudited) and December 31, 2004

(Dollars in thousands)

	Jun. 30,	Dec. 31,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$15,858	$22,545
Securities available for sale	25,985	17,678
Accounts receivable, less allowances of $58 in 2005 and 2004	1,252	1,772
Other receivables - related parties	-	3
Inventories	1,092	1,136
Prepaid expenses and other current assets	689	504
Total Current Assets	44,876	43,638

Long Term Assets:
Securities available for sale - restricted	-	16,497
Property, plant and equipment, net	2,713	2,884
Deferred income taxes	8,729	3,811
Total Assets	$56,318	$66,830

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2005 (Unaudited) and December 31, 2004

(Dollars in thousands, except share data)
	Jun. 30,	Dec. 31,
	2005	2004
Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable	$ 585	$ 13
Accrued liabilities	2,607	3,287
Accrued liabilities - related parties	18	-
Income taxes payable	29	40
Deferred income taxes	8,579	5,486
Total Current Liabilities	11,818	8,826
Long-Term Liabilities:
Derivative liability	-	1,125
Other credits	24	24
Total Liabilities	11,842	9,975

Commitments and Contingencies
Minority interests	461	1,271

Shareholders' Equity:
Common stock, par value $.01 per share, authorized 75,000,000; issued 38,794,862 at June 30, 2005 and 38,650,949 at December 31, 2004	388	387
Paid-in-capital	121,305	121,033
Accumulated deficit	(75,471)	(66,624)
Accumulated Other Comprehensive Income:
Unrealized gain on securities available for sale, net of taxes	11,547	14,542
Common stock in treasury, at cost, 8,040,736 shares at June 30, 2005 and December 31, 2004	(13,754)	(13,754)
Total Shareholders' Equity	44,015	55,584
Total Liabilities and Shareholders' Equity	$ 56,318	$ 66,830

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share data)
	Three months ended		Six months ended
	Jun. 30,	Jun. 30,	Jun. 30,	Jun. 30,
	2005	2004	2005	2004
Revenues:
Product revenue	$ 1,285	$ 1,231	$ 2,688	$ 2,810
Funded research and development revenue	380	191	704	579
Total revenues	1,665	1,422	3,392	3,389
Operating costs and expenses:
Cost of product revenue	517	623	1,119	1,270
Research and product development expenses:
Funded research and product development	1,057	541	2,112	1,695
Unfunded research and product development	1,856	2,465	3,461	3,979
Total research and product development expenses	2,913	3,006	5,573	5,674
Selling, general and administrative expenses	2,508	2,057	5,542	3,364
Operating loss	(4,273)	(4,264)	(8,842)	(6,919)
(Loss) gain on derivatives	(7,173)	1,492	(10,407)	211
Gain on sale of securities available for sale	9,635	-	9,635	3,129
Other income, net	109	32	209	19
Loss before income taxes and minority interests	(1,702)	(2,740)	(9,405)	(3,560)
Income tax (expense) benefit	(1,472)	1,065	(263)	1,381
Minority interests in losses of consolidated subsidiary	381	312	821	574
Net loss	$ (2,793)	$ (1,363)	$ (8,847)	$ (1,605)
Loss per Share (Basic and Diluted):
Loss per share	$ (0.09)	$ (0.05)	$ (0.29)	$ (0.06)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

AND COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)
	Six months ended
	Jun. 30,	Jun. 30,
	2005	2004
COMMON STOCK
Balance, beginning	$ 38,651	$ 35,776
Change in par value to $.01 from $1 per share effective June 28, 2005	(38,407)	(36,909)
Issuance of shares - options	78	86
Issuance of shares - private placement	66	1,419
Balance, ending	$ 388	$ 372
PAID-IN-CAPITAL
Balance, beginning	$ 82,769	$ 68,708
Change in par value to $.01 from $1 per share effective June 28, 2005	38,407	36,909
Issuance of shares - options	109	113
MTI MicroFuel Cell investment	93	230
Private placement, net of expenses	(112)	5,827
Derivative tax asset	-	695
Stock option exercises recognized differently for financial reporting and tax purposes	39	128
Balance, ending	$121,305	$112,610
ACCUMULATED DEFICIT
Balance, beginning	$ (66,624)	$ (62,433)
Net loss	(8,847)	(1,605)
Balance, ending	$ (75,471)	$ (64,038)
ACCUMULATED OTHER COMPREHENSIVE INCOME:
UNREALIZED GAIN ON SECURITIES AVAILABLE FOR SALE, NET OF TAXES
Balance, beginning	$ 14,542	$ 19,944
Less reclassification adjustment for gains included in net income	(4,679)	(1,248)
Change in unrealized gain on securities available for sale, net of taxes	1,684	786
Balance, ending	$ 11,547	$ 19,482
TREASURY STOCK
Balance, beginning	$ (13,754)	$(13,729)
Stock acquisition	-	(25)
Balance, ending	$ (13,754)	$(13,754)
SHAREHOLDERS' EQUITY
Balance, ending	$ 44,015	$ 54,672
TOTAL COMPREHENSIVE (LOSS) INCOME:
Net loss	$ (8,847)	$ (1,605)
Other comprehensive income (loss):
Change in unrealized gain on securities available for sale, net of taxes	1,684	(462)
Total comprehensive (loss)	$ (7,163)	$ (2,067)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)
	Six months ended
	Jun. 30, 2005	Jun. 30, 2004
Operating Activities
Net loss	$ (8,847)	$ (1,605)
Adjustments to reconcile net loss to net cash used by operations:
Loss (gain) on derivatives	10,407	(211)
Minority interests in losses of consolidated subsidiary	(821)	(574)
Minority interest portion of stock based compensation	11	-
Depreciation and amortization	619	414
Gain on sale of securities available for sale	(9,635)	(3,129)
Loss on disposal of fixed assets	4	9
Deferred income taxes	212	(1,347)
Stock based compensation	93	-
Changes in operating assets and liabilities:
Accounts receivable	520	106
Other receivables - related parties	3	(41)
Inventories	44	119
Prepaid expenses and other current assets	(185)	(53)
Accounts payable	570	174
Income taxes payable	(11)	7
Accrued liabilities - related parties	18	(19)
Accrued liabilities	(680)	539
Net cash used by operating activities	(7,678)	(5,611)
Investing Activities
Purchases of property, plant and equipment	(452)	(831)
Proceeds from sale of securities available for sale	1,301	3,804
Net cash provided by investing activities	849	2,973
Financing Activities
Gross proceeds from private placement	-	10,000
Costs of private placement	(45)	(1,015)
Purchase of common stock for treasury	-	(25)
Proceeds from stock option exercises	187	199
Proceeds from subsidiary stock issuances	-	2,004
Net cash provided by financing activities	142	11,163
(Decrease) increase in cash and cash equivalents	(6,687)	8,525
Cash and cash equivalents - beginning of period	22,545	12,380
Cash and cash equivalents - end of period	$ 15,858	$ 20,905

The accompanying notes are an integral part of the condensed consolidated financial statements.

  Basis of Presentation

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and contain all adjustments, consisting of only normal, recurring adjustments, necessary for a fair statement of results for such periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year.

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

  The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2004 has been derived from the Company's December 31, 2004 audited consolidated financial statements. All other information has been derived from the Company's unaudited condensed consolidated financial statements for the periods as of and ended June 30, 2005 and 2004.

  2. Significant Accounting Policies

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

The Company has fixed-price contracts with the following entities: Harris Corporation ("Harris"), Cabot Superior Micro Powders ("CSMP"), the U.S. Marines and the U.S. Army. These contracts will each result in the following funding amounts upon completion of research tasks (CSMP and the U.S. Marines) or prototypes (Harris and the U.S. Army) of $210,000, $69,907, $250,000 and $249,831, respectively.

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

2. Significant Accounting Policies (Continued)

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

2. Significant Accounting Policies (Continued)
(Dollars in thousands, except per share data)	Three months ended		Six months ended
	Jun. 30,	Jun. 30,	Jun. 30,	Jun. 30,
	2005	2004	2005	2004
Net loss, as reported	$(2,793)	$(1,363)	(8,847)	$(1,605)
Add: Total stock-based employee compensation
expense already recorded in financial
statements, net of related tax effects	52	-	104	-

Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(925)	(323)	(1,461)	(537)
Pro forma net loss	$(3,666)	$(1,686)	$(10,204)	$(2,142)

Loss per share:
Basic and diluted - as reported	$ (0.09)	$ (0.05)	$ (0.29)	$ (0.06)
Basic and diluted - pro forma	$ (0.12)	$ (0.06)	$ (0.33)	$ (0.07)

Accounting for Derivative Instruments

The Company accounts for derivative instruments and embedded derivative instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Derivative Instruments and Certain Hedging Activities, which establishes a model for accounting for derivatives and hedging activities. These standards require an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. Fair value is estimated using the Black-Scholes Option Pricing Model. The Company also follows EITF Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company's Own Stock, which requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under the provisions of EITF Issue No. 00-19, a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument must be included within equity, and no fair value adjustments are required.

The Company held or has outstanding the following derivative financial instruments:
	Jun. 30,	Jun. 30,	Dec. 31,
	2005	2004	2004	Expiration
Derivatives issued:
Warrants, exercisable beginning February 5, 2005, to purchase the
Company's common stock issued to Chicago Investment Group, L.L.C.
at a purchase price of $10.572 per share	28,377	28,377	28,377	February 5, 2006
First Investment Right, exercisable beginning April 25, 2004, to purchase the Company's common stock issued to Fletcher
International, Ltd. At a purchase price of $6.34 per share (1)	-	1,261,830	-	December 31, 2004
Second Investment Right, exercisable beginning December 22, 2004, to purchase the Company's common stock issued to Fletcher
International, Ltd. At a purchase price of $6.023 per share through
December 31, 2006 (1) (3)	3,320,604	3,154,575	3,154,575	December 31, 2006
Plug Power Investment Right, exercisable at any time from June 1, 2005 through December 31, 2006, to purchase a number of the Company's shares of Plug Power common stock (to the extent of the number of shares remaining in escrow pursuant to the agreement) equal to
$10,000,000 divided by the prevailing price per share of Plug Power
common stock (1)	-	(2)	-	December 31, 2006

2. Significant Accounting Policies (Continued)

(1) - The Company and Fletcher International, Ltd. Entered into an amended private placement agreement on May 4, 2004.

(2) -The exercise price for the Plug Power Investment Right is $10,000,000 less the positive difference between $18,000,000 and the product of 2,680,671 shares multiplied by the prevailing price per share of our common stock on the date Fletcher elects to exercise such right, all divided by the quotient obtained by dividing 10,000,000 by the prevailing price of Plug Power common stock on the date Fletcher elects to exercise such right. This right was fully exercised on June 24, 2005.

(3) - The Company incurred a registration penalty during March 2005 which resulted in a reduction in the exercise price for the Second Investment Right from $6.34 to $6.023 per share.

The Plug Power Investment Right, prior to its exercise, was valued on a quarterly basis using the Black-Scholes Option Pricing model and upon its exercise on June 24, 2005 was valued using the intrinsic value method. Significant assumptions used in the valuation included exercise dates, closing stock prices for the common stock of the Company and Plug Power Inc. ("Plug Power"), volatility of the common stock of the Company and Plug Power, risk-free interest rate and estimated number of shares in escrow. (Losses) gains on derivatives are included in "(Loss) gain on derivatives" in the condensed consolidated statements of operations.

On June 24, 2005, Fletcher International, Ltd. ("Fletcher") notified the Company of Fletcher's election to exercise in full its right to purchase from the Company certain shares of common stock of Plug Power. As a result of this election, Fletcher purchased 1,799,791 shares of Plug Power common stock from the Company at a price of $0.7226 per share, with proceeds to the Company of $1.301 million. This transaction closed on June 28, 2005 and, in connection with this exercise, the Company recognized a loss on the derivative immediately prior to exercise of $7.173 million and a gain on the sale of Plug Power common shares of $9.635 million.

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

3. Accounts Receivable and Allowance for Doubtful Accounts

Included in accounts receivable are the following at:

	Jun. 30,	Dec. 31,
(Dollars in thousands)	2005	2004
U.S. and State Government:
Amount billed	$ 431	$ 844
Amount billable	257	301
Retainage	34	11
Total U.S. and State Government	722	1,156
Commercial amounts billed	588	674
Sub Total	1,310	1,830
Allowance for bad debts	(58)	(58)
Total	$1,252	$1,772

The balances billed but not paid by customers pursuant to retainage provisions in contracts are due upon completion of the contracts and acceptance by the customer. Based on the Company's experience, most retainage amounts are expected to be collected within the ensuing year.

4. Inventories

Inventories consist of the following at:
	Jun. 30,	Dec. 31,
(Dollars in thousands)	2005	2004
Finished goods	$ 365	$ 318
Work in process	128	100
Raw materials, components and assemblies, net	599	718
	$1,092	$1,136

5. Securities Available for Sale

Securities available for sale are classified as both current assets and long-term restricted assets and accumulated net unrealized gains are reported in Other Comprehensive Income.

The principal components of the Company's securities available for sale consist of the following at:

(Dollars in thousands, except stock price and share data)
				Quoted
				Market
	Book	Unrealized	Recorded	Price
Security	Basis	Gain	Fair Value	Per NASDAQ	Ownership	Shares
June 30, 2005
Plug Power
Current	$ 6,740	$19,245	$25,985	$6.85	5.16%	3,793,436
December 31, 2004
Plug Power
Current	$ 5,141	$12,537	$17,678	$6.11	3.95%	2,893,227
Restricted (1)	4,797	11,700	16,497	$6.11	3.69%	2,700,000
	$ 9,938	$24,237	$34,175		7.64%	5,593,227
(1) In connection with the amended private placement agreement, the Company had deposited 2.7 million shares of
Plug Power common stock into escrow. The shares were released from escrow on June 30, 2005.

The book basis roll forward of Plug Power securities is as follows:

Plug Power - Current
(Dollars in thousands)	Jun. 30,	Dec. 31,
	2005	2004
Securities available for sale, beginning of period	$ 5,141	$10,791
Sale of shares	-	(853)
Transfer 900,209 shares from restricted on 6/30/05	1,599	-
Transfer 3,000,000 shares to restricted on 1/29/04	-	(5,330)
Transfer 300,000 shares from restricted on 5/6/04	-	533
Securities book basis	6,740	5,141
Unrealized gain on securities available for sale	19,245	12,537
Securities available for sale, end of period	$25,985	$17,678

5. Securities Available for Sale (Continued)

Plug Power - Restricted
(Dollars in thousands)	Jun. 30,	Dec. 31,
	2005	2004
Securities available for sale, beginning of period	$ 4,797	$ -
Sale of shares	(3,198)	-
Transfer 900,209 shares to current on 6/30/05	(1,599)	-
Transfer 3,000,000 shares from current on 1/29/04	-	5,330
Transfer 300,000 shares to current on 5/6/04	-	(533)
Securities book basis	-	4,797
Unrealized gain on securities available for sale	-	11,700
Securities available for sale - restricted, end of period	$ -	$16,497

Accumulated unrealized gains related to securities available for sale are as follows:
	Jun. 30,	Dec. 31,
(Dollars in thousands)	2005	2004
Accumulated unrealized gains	$ 19,245	$24,237
Accumulated deferred tax expense on unrealized gains	(7,698)	(9,695)
Accumulated net unrealized gains	$ 11,547	$14,542

6. Income Taxes

The Company's effective income tax (expense) benefit rate from operations differed from the Federal statutory rate as follows:

	Three months ended		Six months ended
	Jun. 30,	Jun. 30,	Jun. 30,	Jun. 30,
	2005	2004	2005	2004
Federal statutory tax rate	34.00%	34.00%	34.00%	34.00%
State taxes, net of federal tax effect	4.99	5.06	5.64	4.85
Change in valuation allowance	(243.01)	-	(43.98)	-
Adjustment for projected annual effective tax rate	117.69	-	1.59	-
Other expense, net	(.16)	(.19)	(.05)	(.06)
Tax rate	(86.49)%	38.87%	(2.80)%	38.79%

Income tax (expense) benefit consists of the following:

	Three months ended		Six months ended
(Dollars in thousands)	Jun. 30,	Jun. 30,	Jun. 30,	Jun. 30,
	2005	2004	2005	2004
Operations before minority interest
Federal	$ -	$ -	$ -	$ 96
State	(26)	(39)	(51)	(62)
Deferred	(1,446)	1,104	(212)	1,347
Total	$ (1,472)	$ 1,065	$ (263)	$ 1,381
Income tax benefit (expense) allocated directly to shareholders' equity:
Change in unrealized (gain) loss on securities available for sale - Deferred tax (expense) benefit	$ 3,093	$ 546	$ 1,997	$ 308
Expenses for employee stock options recognized differently for financial reporting/tax purposes - Federal tax benefit	37	53	39	128
Derivative tax asset - Deferred	-	695	-	695
	$ 3,130	$ 1,294	$ 2,036	$ 1,131

6. Income Taxes (Continued)

The valuation allowance at June 30, 2005 and December 31, 2004 was $5.972 million and $1.836 million, respectively. It is anticipated that a full valuation allowance will be required by the end of 2005. The income tax provision for both the three and six months ended June 30, 2005 have been adjusted to reflect the projected annual effective tax rate including the anticipated impact of a full valuation allowance. The valuation allowance reflects the estimate that it was more likely than not that certain net operating losses may be unavailable to offset future taxable income.

7. Shareholders' Equity

Common Shares

Changes in common shares issued are as follows:
	Six
	Months Ended	Year Ended
	Jun. 30,	Dec. 31,
	2005	2004
Balance, beginning	38,650,949	35,776,510
Issuance of shares for stock option exercises	77,500	193,768
Issuance of shares for private placement A	66,413	2,680,671
Balance, ending	38,794,862	38,650,949
A Shares totaling 66,413 were issued on April 20, 2005 as a result of a registration penalty, see Private Placement below.

Treasury Stock

Changes in treasury stock shares are as follows:
	Six
	Months Ended	Year Ended
	Jun. 30,	Dec. 31,
	2005	2004
Balance, beginning	8,040,736	8,035,974
Shares acquired for cash	-	4,762
Balance, ending	8,040,736	8,040,736

Warrants Issued

On February 5, 2004, the Company issued to Chicago Investment Group, L.L.C. a warrant to purchase 28,377 shares of the Company's common stock at an exercise price of $10.572 per share. The estimated fair value of this warrant at the date issued was $1.39 per share, using a Black-Scholes Option Pricing Model and assumptions similar to those used for valuing the Company's stock options. The warrant is exercisable beginning February 5, 2005 and expires on February 5, 2006.

7. Shareholders' Equity (Continued)

Reservation of Shares

The Company has reserved common shares for future issuance as of June 30, 2005 as follows:
Stock options outstanding	3,837,250
Stock options available for issuance	2,470,214
Additional Investment Rights as required by amended private placement agreement	4,150,756
Warrants outstanding	28,377
Number of common shares reserved	10,486,597

Change in Par Value

On June 28, 2005, shareholders of the Company approved an Amendment to the Company's Restated Certificate of Incorporation, as amended, to reduce the par value of the Company's common stock from $1.00 to $.01 per share. The reduction in the par value of the Company's common stock was effected on the Company's balance sheet by a reduction in the common stock par value account and a corresponding increase in the additional paid-in capital account of $36.9 million and $38.3 million as of June 30, 2005 and December 31, 2004, respectively. The reduction in the par value does not change the number of authorized shares of the Company's common stock.

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

We filed a registration statement on January 6, 2005 covering the resale of 1,261,829 shares of our common stock purchased by Fletcher on December 22, 2004. The Company failed to meet its contractual obligation with Fletcher to have such registration statement declared effective by March 22, 2005 and therefore under the terms of the Fletcher agreement we were required to issue additional shares of common stock to Fletcher and the exercise price for the Fletcher additional investment rights has been reduced to $6.023 per share. We are required to issue a number of shares of common stock that will result in Fletcher having effectively made its December 2004 investment at a price per share that is lower than the actual price paid. We refer to this reduced exercise price as the "deemed exercise price." More specifically, for each month during which we fail to satisfy the registration requirement, the deemed exercise price is reduced by $0.317 per share. As a consequence, on April 20, 2005 we issued 66,413 shares of common stock to Fletcher without any additional payment required by Fletcher, representing a deemed exercise price for Fletcher's December 2004 investment of $6.023 per share. In addition, since we are required to file a registration statement covering the resale of any such additional shares issued to Fletcher, we amended the registration statement initially filed in January 2005 to include the additional 66,413 shares of common stock. That registration statement, covering the resale of 1,328,242 shares of common stock, was declared effective by the SEC on April 21, 2005.

7. Shareholders' Equity (Continued)

Plug Power Shares

On June 24, 2005, Fletcher notified the Company of its election to exercise in full its right to purchase from the Company certain shares of common stock of Plug Power. As a result of this election, Fletcher purchased 1,799,791 shares of Plug Power common stock from the Company at a price of $0.7226 per share, with proceeds to the Company of $1.301 million. This transaction closed on June 28, 2005 and, in connection with this exercise, the Company recognized a loss on the derivative immediately prior to exercise of $7.173 million and a gain on the sale of Plug Power common shares of $9.635 million.

The Company had placed 2,700,000 shares of Plug Power common stock in escrow that were available for purchase by Fletcher in certain instances. Fletcher could, on one or multiple occasions, from June 1, 2005 to December 31, 2006, exercise its right to purchase from us a number of shares of Plug Power common stock totaling $10,000,000 divided by the prevailing price (as defined below) per share of Plug Power common stock, but only to the extent of the number of shares remaining in escrow. Commencing immediately after the SEC declared effective on May 20, 2004 the registration statement relating to shares of our common stock owned by Fletcher, we had the right to have 250,000 of such shares released from escrow to us, on a monthly basis, in the event that on any day during such month, the prevailing price of our common stock exceeds $6.343 (which price may have been adjusted to reflect stock splits, recombinations, stock dividends or the like).

The exercise price for the Plug Power investment right was $10,000,000 less the positive difference between $18,000,000 and the product of the sum of 2,680,671 shares multiplied by the prevailing price per share of our common stock on the date Fletcher elected to exercise such right, all divided by the quotient obtained by dividing 10,000,000 by the prevailing price of Plug Power common stock on the date Fletcher elected to exercise such right. As used herein, a prevailing price is the average of the daily volume-weighted average price per share of common stock during the sixty-business-day period ending three days prior to the date Fletcher elects to exercise such right, provided however that the price may not exceed the average of the daily volume-weighted average prices for any ten business days within such sixty-business day period.

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

7. Shareholders' Equity (Continued)

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

The following table illustrates the number of additional shares of common stock Fletcher would receive without any additional payment on its part in the event that the average price of the Company's common stock sixty days after a restatement (as defined) is $4.00 per share and $3.00 per share.
	Number of Shares	Qualifying
Investments	Issued at the time of the	Restatement	Additional Shares
To Date	Original Investments	Price	to be Issued
$18,000,000	2,680,671	$4.00	1,819,329
$18,000,000	2,680,671	$3.00	3,319,329

In response to comments received from the SEC staff of the Division of Corporation Finance, the Company previously amended its current Annual Report on Form 10-K for the year ended December 31, 2004 and its prior

Annual Reports on Form 10-K for the years ended December 31, 2003 and December 31, 2002 to supplement the Company's financial statements with additional financial statements of SatCon Technology Corporation and Plug Power, which were all previously publicly available, and to include certain summary financial information for both companies in the relevant notes to the Company's consolidated financial statements. In the Company's opinion, the above do not constitute restatements for purposes of its agreement with Fletcher.

Change in Control

In the event of a change of control of our company prior to sixty days after the expiration of the additional investment term, we may have to issue additional shares of our common stock to Fletcher and the additional investment rights may be accelerated. If the consideration per share paid to our shareholders in the change of control transaction is less than twice the amount of the price per share paid by Fletcher for any of its investments pursuant to the agreement with Fletcher of the certificate of additional investment rights, then we must issue to Fletcher a number of shares of our common stock such that all of its investments will have been effectively made at a price per share equal to such per share change of control consideration multiplied by 0.5.

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

7. Shareholders' Equity (Continued)

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

8. Loss Per Share

The following is the reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

	Three months ended		Six months ended
	Jun. 30,	Jun. 30,	Jun. 30,	Jun. 30,
(Dollars in thousands, except shares and per share data)	2005	2004	2005	2004
Loss	$ (2,793)	$ (1,363)	$ (8,847)	$ (1,605)
Basic and Diluted Loss per Share:
Common shares outstanding, beginning of period	30,610,213	29,205,616	30,610,213	27,740,536
Weighted average common shares issued during the period	72,898	19,273	36,651	1,248,936
Weighted average common shares reacquired during the period	-	-	-	(2,459)
Weighted average shares outstanding, end of period	30,683,111	29,224,889	30,646,864	28,987,013
Loss per weighted average share	$ (0.09)	$ (0.05)	$ (0.29)	$ (0.06)

For the three and six months ended June 30, 2005, options to purchase 3,837,250 shares of common stock at exercise prices ranging from $0.54 to $20.92 per share, additional investment rights to purchase approximately 3,320,604 shares ($20 million divided by $6.023 per share) of common stock with an exercise price of $6.023 per share and warrants to purchase 28,377 shares of common stock with an exercise price of $10.572 per share were outstanding but were not included in the computations of Loss per Share-assuming dilution because the Company incurred losses during this period and inclusion would be anti-dilutive.

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

9. Sale of Securities Available for Sale

The Company sold shares of the following securities and recognized gains and proceeds as follows:
	Three months ended		Six months ended
	Jun. 30,	Jun. 30,	Jun. 30,	Jun. 30,
(Dollars in thousands, except shares)	2005	2004	2005	2004
Plug Power
Shares sold	1,799,791	-	1,799,791	380,000
Proceeds	$ 1,301	$ -	$ 1,301	$ 3,804
Gain on sales	$ 9,635	$ -	$ 9,635	$ 3,129

10. Cash Flows - Supplemental Information

	Six months ended
	Jun. 30,	Jun. 30,
(Dollars in thousands)	2005	2004
Non-cash Operating, Investing and Financing Activities:
Additional paid-in-capital resulting from stock option exercises treated differently for financial reporting and tax purposes	$ 39	$ 128
Change in investment and paid-in-capital resulting from other investors' activity in MTI MicroFuel Cells Inc. stock	93	230
Derivative tax asset	-	695

11. Segment Information

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

11. Segment Information (Continued)
(Dollars in thousands)		Test and			Condensed
		Measurement		Reconciling	Consolidated
	New Energy	Instrumentation	Other	Items	Totals
Three months ended June 30, 2005
Product revenue	$ -	$1,285	$ -	$ -	$ 1,285
Funded research and development revenue	380	-	-	-	380
Research and product development expenses	2,606	307	-	-	2,913
Selling, general and administrative expenses	669	566	1,273	-	2,508
Loss on derivatives	(7,173)	-	-	-	(7,173)
Gain on sale of securities available for sale	9,635	-	-	-	9,635
Segment loss from operations before income taxes and minority interests	(1,085)	(207)	(410)	-	(1,702)
Segment (loss) profit	(1,085)	(207)	(1,882)	381	(2,793)
Total assets	32,024	1,842	22,452	-	56,318
Securities available for sale	25,985	-	-	-	25,985
Capital expenditures	218	15	17	-	250
Depreciation and amortization	143	17	156	-	316

Three months ended June 30, 2004
Product revenue	$ -	$ 1,231	$ -	$ -	$ 1,231
Funded research and development revenue	191	-	-	-	191
Research and product development expenses	2,678	328	-	-	3,006
Selling, general and administrative expenses	423	441	1,193	-	2,057
Gain on derivatives	1,492	-	-	-	1,492
Segment loss from operations before income taxes and minority interests	(1,681)	(239)	(820)	-	(2,740)
Segment (loss) profit	(1,681)	(239)	245	312	(1,363)
Total assets	62,914	1,767	3,861	-	68,542
Securities available for sale	22,389	-	-	-	22,389
Securities available for sale - restricted	20,196	-	-	-	20,196
Capital expenditures	320	26	88	-	434
Depreciation and amortization	108	17	98	-	223

11. Segment Information (Continued)
(Dollars in thousands)		Test and			Condensed
		Measurement		Reconciling	Consolidated
Six months ended June 30, 2005	New Energy	Instrumentation	Other	Items	Totals
Product revenue	$ -	$2,688	$ -	$ -	$ 2,688
Funded research and development revenue	704	-	-	-	704
Research and product development expenses	4,997	576	-	-	5,573
Selling, general and administrative expenses	2,044	1,045	2,453	-	5,542
Loss on derivatives	(10,407)	-	-	-	(10,407)
Gain on sale of securities available for sale	9,635	-	-	-	9,635
Segment loss from operations before income taxes and minority interests	(8,421)	(256)	(728)	-	(9,405)
Segment (loss) profit	(8,421)	(256)	(991)	821	(8,847)
Total assets	32,024	1,842	22,452	-	56,318
Securities available for sale	25,985	-	-	-	25,985
Capital expenditures	352	37	63	-	452
Depreciation and amortization	281	32	306	-	619
Six months ended June 30, 2004	New Energy
Product revenue	$ -	$2,810	$ -	$ -	$ 2,810
Funded research and development revenue	579	-	-	-	579
Research and product development expenses	5,079	595	-	-	5,674
Selling, general and administrative expenses	736	832	1,796	-	3,364
Gain on derivatives	211	-	-	-	211
Gain on sale of securities available for sale	3,129	-	-	-	3,129
Segment loss from continuing operations before income taxes and minority interests	(2,447)	(38)	(1,075)	-	(3,560)
Segment (loss) profit	(2,447)	(38)	306	574	(1,605)
Total assets	62,914	1,767	3,861	-	68,542
Securities available for sale	22,389	-	-	-	22,389
Securities available for sale - restricted	20,196	-	-	-	20,196
Capital expenditures	508	36	287	-	831
Depreciation and amortization	202	33	179	-	414

The following table presents the details of "Other" segment profit:
	Three months ended		Six months ended
(Dollars in thousands)	Jun. 30,	Jun. 30,	Jun. 30,	Jun. 30,
	2005	2004	2005	2004
Corporate and Other (Expense) Income:
Depreciation and amortization	$ (156)	$ (98)	$(306)	$ (179)
Interest income	65	7	119	23
Income tax (expense) benefit	(1,472)	1,065	(263)	1,381
Other expense, net	(319)	(729)	(541)	(919)
Total corporate and other (expense) income	$(1,882)	$ 245	$(991)	$ 306

12. Related Party Transactions

The Company purchases materials from E.I. du Pont de Nemours and Company ("DuPont"), a shareholder in MTI Micro, such purchases totaled $87 thousand and $239 thousand for the six months ended June 30, 2005 and 2004, respectively. The Company has a liability to DuPont for materials purchases totaling $18 thousand as of June 30,

12. Related Party Transactions (Continued)

2005 and a net receivable totaling $2 thousand as of December 31, 2004. This liability is included in the financial statement line "Accrued liabilities - related parties." The net receivable is included in the financial statement line "Other receivables - related parties."

13. Effect of Recent Accounting Pronouncements

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

In December 2004, SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123R) was issued. In March 2005 the SEC issued Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. In April 2005, the SEC delayed the implementation of SFAS 123R for public companies until the first annual period beginning after June 15, 2005. SFAS 123R is required to be adopted by the Company as of January 1, 2006.

The Company currently utilizes a closed form option-pricing model to measure the fair value of stock-based compensation for employees. SFAS 123R permits the use of this model or other models such as a lattice model. The Company has not yet determined which model it will use to measure the fair value of share-based grants to employees upon the adoption of SFAS 123R. The effect of expensing stock options in accordance with the original SFAS 123 is presented above under Note 2, Significant Accounting Policies. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This presentation may reduce net operating cash flows and increase net financing cash flows in periods after the effective date. The amount of this excess tax deduction benefit was $39 thousand and $128 thousand in the six months ended June 30, 2005 and 2004, respectively. The unvested value of share awards to be amortized into the operating statement is approximately $4.791 million as of June 30, 2005.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for non-monetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements.

In May 2005, SFAS No. 154, Accounting Changes and Error Corrections - replacement of APB Opinion No. 20 and FASB Statement No. 3, (SFAS No. 154) was issued. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods' financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its results of operations, financial position or cash flows.

14. Commitments and Contingencies

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

Future minimum rental payments required under non-cancelable operating leases are (dollars in thousands): $311 remaining in 2005; $498 in 2006, $327 in 2007, $316 in 2008, $289 in 2009, and $0 thereafter.

Warranties

A reconciliation of changes in product warranty liabilities is as follows:
	Six months ended	Year ended
	Jun. 30,	Dec. 31,
(Dollars in thousands)	2005	2004
Balance, January 1	$38	$ 28
Accruals for warranties issued	13	38
Accruals related to pre-existing warranties (including changes in estimates)	-	(16)
Settlements made (in cash or in kind)	(16)	(12)
Balance, end of period	$ 35	$ 38

14. Commitments and Contingencies (Continued)

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

Employment Agreements

The Company has employment agreements with certain employees that provide severance payments and accelerated vesting of certain options upon termination of employment under certain circumstances, as defined in the applicable agreements. As of June 30, 2005, the Company's potential minimum obligation to these employees was approximately $.924 million.

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

Until 2001, the Company qualified for a safe harbor exemption under the Investment Company Act based upon the level of its ownership of shares of Plug Power and its influence over Plug Power's management or policies. However, since the Company began selling shares of Plug Power, this safe harbor exemption is no longer available.

On December 3, 2001, the Company made an application to the SEC requesting that they either declare that the Company is not an investment company because it is primarily engaged in another business or exempt it from the provisions of the Investment Company Act. The Company amended this application on October 20, 2003. On July 18, 2005, the Company requested that the application be withdrawn following discussions and other communications with the SEC staff in which the staff expressed the view that the application was no longer necessary. Since the value of the Company's interests in Plug Power has decreased in relation to its total assets, the Company believes that it is not an investment company subject to the regulations of the Investment Company Act.

If the Company was deemed to be an investment company and could not find another safe harbor or exemption and failed to register as an investment company, the SEC could require the Company to sell its interest in Plug Power, until the value of these securities is further reduced in relation to the Company's total assets. This could result in sales of the Company's securities in quantities of shares at depressed prices and the Company may never realize anticipated benefits from, or may incur losses on, these sales. Further, the Company may be unable to sell some securities due to contractual or legal restrictions or the inability to locate a suitable buyer. Moreover, the Company may incur tax liabilities when selling assets.

14. Commitments and Contingencies (Continued)

Contract Losses

During 2004, MTI Micro entered into a fixed price-cost type completion contract with the U.S. Army. The contract which totals $250 thousand permits monthly cost progress payments and calls for the delivery of five DMFC power system units. These prototypes require substantial engineering to meet the performance requirements of the customer. At the end of 2004, MTI Micro forecasted that the contract would be completed during 2005 and accrued $540 thousand for the then anticipated cost needed to be incurred to complete the project. The expected overrun is currently estimated at $828 thousand and the accrued anticipated cost to complete the project is $169 thousand as of June 30, 2005 and was $540 thousand as of December 31, 2004. Although MTI Micro believes that it will complete this contract to the satisfaction of the customer, it is possible that MTI Micro will not be successful. Through monthly reports, MTI Micro updates the customer on accomplishments, technical issues, financial status, forecast to complete and anticipated solutions.

Additionally, other contracts had forecasted costs in excess of contract values as of December 31, 2004. As of the end of 2004, MTI Micro accrued $17 thousand for the anticipated cost overruns for the projects and as of June 30, 2005 no amounts are accrued for the anticipated costs to complete the projects.

15. Issuance of Stock by Subsidiary

MTI Micro was formed on March 26, 2001. As of June 30, 2005, the Company owns approximately 89% of MTI Micro's outstanding common stock.

The increase in the Company's paid-in-capital related to the Company's investment in MTI Micro totaling $93 thousand for the period ended June 30, 2005, represents the changes in the Company's equity investment in MTI Micro, which resulted from third-party stock transactions in MTI Micro.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Item 2 contains forward-looking statements that involve risks and uncertainties, which may cause the Company's actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. See "Statement Concerning Forward-Looking Statements" on pages 36 and 37.

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

MTI Micro's fuel cell technology platform can be customized to provide portable power for a number of applications depending on the power level, required run time and size requirements. In December 2004, MTI Micro shipped its first low volume production of MobionTM fuel cell systems for use in hand held Radio Frequency Identification tag readers. Although this product shipment was an important milestone, the Company and MTI Micro recognize that significant technical, engineering, manufacturing, cost and marketing challenges remain before MobionTM fuel cells can become commercially viable or available.

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

From inception through June 30, 2005, the Company has incurred net losses of $75.471 million and expects to incur losses as it continues micro fuel cell product development and commercialization programs. The Company expects that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, gains on sales of securities available for sale and the operating results of MTI Instruments and MTI Micro.

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

Discussion and Analysis of Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2005 Compared to the Three and Six Months Ended June 30, 2004

The following is management's discussion and analysis of certain significant factors, which have affected the Company's results of operations for the three and six months ended June 30, 2005 compared to the three and six months ended June 30, 2004.

Product Revenue. Product revenue for the three months ended June 30, 2005 increased in comparison to the same period in 2004 by $.054 million, or 4.4%, to $1.285 million. This increase is the result of increases in sales to general gaging customers of $.140 million and aviation customers of $.080 million offset by a decrease in sales to semiconductor customers of $.166 million. The increase in general instrument sales is primarily due to a $.171 million increase in capacitance product sales. The decrease in semiconductor sales reflects the shipment of one manual gage, one semi automated unit and two OEM machines during the second quarter of 2005 as compared to five manual gages, two semi-automated units and one AutoScan unit for the same period in 2004. The increase in sales to aviation customers includes a $.146 million increase in commercial aviation sales offset by $.111 million decrease related to the new buys Air Force contract which concluded in 2004.

Product revenue for the six months ended June 30, 2005 decreased in comparison to the same period in 2004 by $.122 million, or 4.3%, to $2.688 million. This decrease is the result of decreases in sales to semiconductor customers of $.308 million and aviation customers of $.055 million offset by increases in sales to general gaging customers of $.241 million. The decrease in semiconductor sales reflects the shipment of two manual gages, one semi automated unit and two OEM machines during the first half of 2005 as compared to ten manual gages and two semi-automated units and an AutoScan unit for the same period in 2004. The decrease in sales to aviation customers includes a $.292 million decrease related to the expiration of the new buy Air Force contract on September 30, 2004 coupled with the timing of shipments under the Retrofit Air Force contract due to fewer portable balancing systems, change amplifiers and accessory kits being sent by the U.S. Air Force for upgrade in 2005 than in 2004. This reduction in upgrade business was partially offset by the shipment of five new accessory kits under a priority contract from the U.S. Air Force for $.059 million and commercial unit sales of $.172 million. The increase in general instrument sales is primarily due to a $.261 million increase in capacitance product sales.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands, except contract values)
		Revenues	Revenues	Revenues	Total Contract
		Six months	Six months	Contract to	Orders Received
		Ended	Ended	Date	to Date
Contract	Expiration	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2005
$8.8 million Retrofit
and Maintenance of
PBS 4100's	06/20/2008	$ 778	$ 958	$ 4,436	$ 4,524
$3.1 million PBS
Units and Accessory Kits	09/30/2004	$ -	$ 111	$ 2,469	$ 2,469

Funded Research and Development Revenue. Funded research and development revenue for the three months ended June 30, 2005 increased in comparison to the same period in 2004 by $.189 million to $.380 million, a 99% increase. The increase in revenue is the result of increases of $.219 million from the Department of Energy ("DOE") contract, $.124 million from the New York State Energy Research and Development Authority ("NYSERDA") contract and $.004 million from the Marines partially offset by a decrease from the National Institute of Standards and Technology ("NIST") contract's completion in 2004 when it contributed $.013 million in revenue and the Army Research Laboratories contract's completion in 2004 when it contributed $.145 million.

Funded research and development revenue for the six months ended June 30, 2005 increased in comparison to the same period in 2004 by $.125 million to $.704 million, a 21.6% increase. The increase is the result of increases of $.370 million from the DOE contract, $.236 million from the NYSERDA contract, $.029 million from the Marines and $.036 million from the Cabot Superior Micro Powders ("CSMP") NIST subcontract partially offset by decreases from the NIST contract's completion in 2004 when it contributed $.401 million and the Army Research Laboratories contract's completion in 2004 when it contributed $.145 million.

Information regarding government contracts included in funded research and development revenue is as follows:

(Dollars in thousands, except contract values)
		Revenues	Revenues	Revenues
		Six months	Six months	Contract
		Ended	Ended	to Date
Contract	Expiration	June 30, 2005	June 30, 2004	June 30, 2005
$3.0 million DOE	07/31/07	$ 370	$ -	$ 549
$1.250 million NYSERDA(1)	06/30/06	$ 236	$ -	$ 1,041
$249.8 thousand Army(4)	09/30/05	$ -	$ -	$ -
$69.9 thousand Marine	06/30/05	$ 29	$ -	$ 29
$210 thousand NIST (2)	06/30/05	$ 69	$ 33	$ 179
$250 thousand Harris(4)	03/31/05	$ -	$ -	$ -
$200 thousand ARL	12/31/04	$ -	$ 145	$ 200
$4.6 million NIST (3)	09/30/04	$ -	$ 401	$ 3,342

(1) Total contract value is $1.250 million consisting of four Phases: Phase I for $500 thousand was from 3/12/02 thru 9/30/03; Phase II for $200 thousand was from 10/28/03 with a completion date of 10/31/04; Phase III for $348 thousand commenced 8/23/04 and expires on 8/31/05; and Phase IV for $202 thousand which commenced on 12/14/04 and expires on 6/30/06. Phases I and II have been completed.

(2) This contract is a subcontract with CSMP under NIST and includes the original contract for $200 thousand and a contract amendment for $10 thousand.

(3) This contract was a joint venture with DuPont. DuPont's share of the contract revenue was $1.3 million.

(4) Revenue under these contracts has been deferred subject to customer acceptance.

Cost of Product Revenue. Cost of product revenue in the Test and Measurement Instrumentation segment for the three months ended June 30, 2005 decreased in comparison to the same period in 2004 by $.106 million, or 17%, to $.517 million despite an actual increase in three-month sales. Gross profit as a percentage of product revenue increased to 59.77% for the three months ended June 30, 2005 from 49.39% in the prior year. These improvements in gross profit are primarily attributable to increased commercial aviation product sales. Additionally, the gross margin in 2004 was negatively impacted by the first AutoScan unit sale at a discounted price.

Cost of product revenue in the Test and Measurement Instrumentation segment for the six months ended June 30, 2005 decreased in comparison to the same period in 2004 by $.151 million, or 11.9%, to $1.119 million. This decrease coincides with the lower sales volume for the first six months of 2005, which during 2005 included lower semiconductor and aviation sales and increases in general gaging sales. Gross profit as a percentage of product revenue, however, increased to 58.4% for the six months ended June 30, 2005 from 54.8% in the prior year. The gross profit percentage increase is primarily attributable to a two-point rise in aviation product margins stemming from the growth in commercial customer product sales. Furthermore, the margin in 2004 was negatively impacted by the first AutoScan unit sale at a discounted price.

Funded Research and Product Development Expenses. Funded research and product development expenses in the New Energy segment increased by $.516 million, or 95.4%, to $1.057 million for the three months ended June 30, 2005 in comparison to the same period in 2004. The increased costs were attributable to a change in contracts under development. In 2005 MTI Micro is working on contracts for DOE, NYSERDA, the U.S. Marines, the U.S. Army and CSMP while in 2004 MTI Micro was working on the NIST contract.

Funded research and product development expenses in the New Energy segment increased by $.417 million, or 24.6%, to $2.112 million for the six months ended June 30, 2005 in comparison to the same period in 2004. The increased costs were attributable to a change in contracts under development. In 2005 MTI Micro is working on contracts for DOE, NYSERDA, the U.S. Marines, the U.S. Army and CSMP while in 2004 they were working on the NIST contract.

Unfunded Research and Product Development Expense. Unfunded research and product development expenses decreased by $.609 million, or 24.7%, to $1.856 million for the three months ended June 30, 2005 in comparison to the same period in 2004. This decrease reflects a $.588 million decrease in the New Energy segment reflecting increased development associated with funded contracts underway with an associated decrease to internal development costs directed at commercializing micro fuel cells. Internal development costs include costs for the development of our micro fuel cell system and development costs in connection with Gillette and potential commercial products. Unfunded research and product development costs include the cost of micro fuel cell products warranty activity related to the shipments of its initial fuel cell units at low volume production. This increase also includes a $.021 million decrease in product development expenses in the Test and Measurement Instrumentation segment. Product development includes costs for improvements for the Microtrak II product and a high temperature capacitance gauge to serve the brake rotor market.

Unfunded research and product development expenses decreased by $.518 million, or 13%, to $3.461 million for the six months ended June 30, 2005 in comparison to the same period in 2004. This decrease reflects a $.499 million decrease in the New Energy segment reflecting increased development associated with funded contracts underway with an associated decrease to internal development costs directed at commercializing micro fuel cells. Internal development costs include costs for the development of our micro fuel cell system and development costs in connection with Gillette and potential commercial products. Unfunded research and product development costs include the cost of micro fuel cell products warranty activity related to the shipments of its initial fuel cell units at low volume production. This increase also includes a $.019 million decrease in product development expenses in the Test and Measurement Instrumentation segment. Product development includes costs for improvements for the Microtrak II product and a high temperature capacitance gauge to serve the brake rotor market.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $.451 million, or 21.9%, to $2.508 million for the three months ended June 30, 2005 in comparison to the same period in 2004. This change is primarily the result of the following changes: increased salaries and employee benefits of $.749 million related to an increase in the number of employees working in micro fuel cell engineering management, government and military relations and strategic planning and business development efforts, an expanded sales organization at MTI Instruments, an increase in corporate support employees related to Sarbanes-Oxley compliance, the addition of the role of President of Government Systems in September 2004 and the accrual of severance costs relating to the non-renewal of the President of Government System's employment contract as of June 30, 2005; increased depreciation expense of $.092 million due to an increase in capital expenditures; a decrease of $.256 million in consulting and other professional fees including an increase of $.133 million of costs related to Sarbanes-Oxley compliance, an increase of $.100 million of costs related to consultants for government relations, financial consulting and information technology offset by decreases of $.300 million in advisory fees and $.148 million in legal fees related to the 2004 private placement amendment; and a $.134 million decrease in other expenses, net.

Selling, general and administrative expenses increased by $2.178 million, or 64.7%, to $5.542 million for the six months ended June 30, 2005 in comparison to the same period in 2004. This change is primarily the result of the following changes: an increase of $.100 million in licensing fees related to the LANL license; an increase of $.221 million in consulting and other professional fees including approximately $.444 million of costs related to Sarbanes-Oxley compliance and the SEC review of the Company's filings, $.183 million of costs related to consultants for government relations, financial consulting and information technology partially offset by decreases of $.300 million in advisory fees and $.148 million in legal fees related to the 2004 private placement amendment; increased salaries and employee benefits of $1.498 million related to an increase in the number of employees working in micro fuel cell engineering management, government and military relations and strategic planning and business development efforts, an expanded sales organization at MTI Instruments, an increase in corporate support employees related to Sarbanes-Oxley compliance, the addition of the role of President of Government Systems in September 2004 and the accrual of severance costs relating to the non-renewal of the President of Government System's employment contract as of June 30, 2005; increased depreciation expense of $.206 million due to an increase in capital expenditures; and a $.153 million increase in other expenses, net.

Operating Loss. Operating loss for the three months ended June 30, 2005 in comparison to the same period last year increased by $.009 million to $4.273 million, a 0.2% increase.

Operating loss for the six months ended June 30, 2005 in comparison to the same period last year increased by $1.923 million to $8.842 million, a 27.8% increase. This increase in operating loss results primarily from increases in selling, general and administration expense partially offset by increases in funded research and development revenue in the New Energy segment and increases in gross profits from product revenues in the Test and Measurement Instrumentation segment.

Other Income, Net. Other income increased by $.077 million, or 240.6%, to $.109 million for three months ended June 30, 2005 in comparison to the same period in 2004. This change is primarily the result of increased interest income.

Other income increased by $.190 million, or 1,000%, to $.209 million for the six months ended June 30, 2005 in comparison to the same period in 2004. This change is primarily the result of increased interest income.

Revenue from sales of micro fuel cell products was $0 million for both the three and six months ended June 30, 2005 and June 30, 2004. We defer recognition of initial micro fuel cell product-related revenue at the time of delivery and recognize this revenue as other income as the continued warranty obligations expire. The costs associated with the product and warranty obligations are expensed as they are incurred.

Our initial sales of low volume production Mobion™ products in December 2004 were a customer-specific arrangement that included fuel cell systems and continued warranty support. While contract terms require payment upon delivery of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance, the continuing obligation to warranty results in the Company deferring recognition of product-related revenue and recognizing product-related revenue as other income when the warranty obligations expire. The warranty on the product is for a period of fifteen months.

During the fourth quarter of 2004, we received a purchase order for 50 Systems and delivered 25 Systems during December 2004. The product-related revenue associated with these 25 Systems is subject to warranty obligations and has been deferred. For each of the three and six months ended June 30, 2005 and 2004, we had no System sales.

Gain on Sale of Securities Available for Sale, Net. Results for the three and six months ended June 30, 2005 included a $9.635 million gain on sale of securities available for sale, compared to gains of $0 and $3.129 million , respectively, for the same periods in 2004. On June 24, 2005, Fletcher notified the Company of its election to exercise in full its right to purchase from the Company certain shares of common stock of Plug Power. As a result of this election, Fletcher purchased 1,799,791 shares of Plug Power common stock from the Company at a price of $0.7226 per share, with proceeds to the Company of $1.301 million. This transaction closed on June 28, 2005 and, in connection with this exercise, the Company recognized a loss on the derivative immediately prior to exercise of $7.173 million and a gain on the sale of Plug Power common shares of $9.635 million.

(Loss) gain on Derivatives. The Company recorded a loss of $7.173 million and a gain of $1.492 million on derivative accounting for the three months ended June 30, 2005 and 2004, respectively. These results relate to the embedded derivative for the purchase of Plug Power common stock, which is part of the 2004 private placement transaction and the January 2004 expiration of the SatCon warrants. The embedded derivative, prior to its exercise, was valued on a quarterly basis using the Black-Scholes Option Pricing model and upon its exercise on June 24, 2005 was valued using the intrinsic value method.

The Company recorded a loss of $10.407 million and a gain of $.211 million on derivative accounting for the six months ended June 30, 2005 and 2004, respectively. These results relate to the embedded derivative for the purchase of Plug Power common stock, which is part of the 2004 private placement transaction and the January 2004 expiration of the SatCon warrants. Changes in derivative fair value for the embedded derivative is calculated using the Black-Scholes Option Pricing Model or upon exercise using the intrinsic value method.

Income Tax (Expense) Benefit The income tax expense rate for the three months ended June 30, 2005 was 86.49% and the income tax benefit rate for the three months ended June 30, 2004 was 38.87%. The tax rates are primarily due to losses generated by operations, changes in the valuation allowance and the projected annual effective tax rate adjustments. It is anticipated that a full valuation allowance will be required by the end of 2005 and the provision for the three months ended June 30, 2005 has been adjusted to reflect the projected annual effective tax rate including the anticipated impact of a full valuation allowance.

The income tax expense rate for the six months ended June 30, 2005 was 2.80% and for the six months ended June 30, 2004 the income tax benefit rate was 38.79%. The tax rates are primarily due to losses generated by operations, changes in the valuation allowance and the projected annual effective tax rate adjustments. It is anticipated that a full valuation allowance will be required by the end of 2005 and the provision for the six months ended June 30, 2005 has been adjusted to reflect the projected annual effective tax rate including the anticipated impact of a full valuation allowance.

The valuation allowance at June 30, 2005 was $5.972 and at December 31, 2004 was $1.836 million. The Company determined that it was more likely than not that the ultimate recognition of certain deferred tax assets would not be realized.

Further, as a result of ownership changes in 1996, the availability of $.561 million of net operating loss carry-forwards to offset future taxable income will be limited pursuant to the Internal Revenue Code.

Liquidity and Capital Resources

The Company has incurred significant losses as it continues to fund MTI Micro's DMFC product development and commercialization programs. The Company expects that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, gains on sales of securities available for sale, the operating results of MTI Instruments and MTI Micro, the availability of equity financing including the additional investment rights issued in connection with the 2004 private placement and the ability to attract government funding resources to offset research and development costs. As of June 30, 2005, the Company had an accumulated deficit of $75.471 million. During the six months ended June 30, 2005, the Company's results of operations resulted in a net loss of $8.847 million and used cash in operating activities totaling $7.678 million. This cash use in 2005 was funded primarily by cash and cash equivalents on hand as of December 31, 2004 of $22.545 million. The Company expects to continue to incur losses as it seeks to develop and commercialize MobionTM fuel cell systems and it expects to continue funding its operations from current cash and cash equivalents, the sales of securities available for sale, proceeds, if any, from the exercise of additional investment rights issued in connection with the 2004 private placement or other equity financings and government program funding. The Company expects to spend approximately $12.5 million on research and development of MobionTM fuel cells and $1.2 million in research and development on MTI Instruments' products in 2005.

There can be no assurance that the Company will not require additional financing during 2005 or that any additional financing will be available to the Company on terms acceptable to the Company, if at all. Cash used in operations is expected to total approximately $17 million for 2005. Further, cash used for capital expenditures is expected to total approximately $1 million in 2005 and will consist of purchases for furniture, computer equipment, software and manufacturing and laboratory equipment. The Company believes it will have adequate resources to fund operations and capital expenditures through the first quarter of 2007 based on current cash and cash equivalents, current cash flow and revenue projections and the potential sale of securities available for sale at current market values. Proceeds from the sale of securities available for sale are subject to fluctuations in the market value of Plug Power. The Company may also seek to provide additional resources through an equity offering. Additional government revenues and Fletcher's potential exercise of additional investment rights totaling up to an additional $20 million could also provide additional resources. The Company anticipates that it will have to raise additional equity capital to fund its long-term business plan, regardless of whether Fletcher exercises any or all of its additional investment rights.

Future sales of Plug Power securities will generate taxable income or loss, which is different from book income or loss, due to the tax bases in these assets being significantly different from their book bases. Book and tax bases as of June 30, 2005 are as follows:

		Average	Average
Security	Shares Held	Book Cost Basis	Tax Basis
Plug Power	3,793,436	$1.78	$0.96

As of June 30, 2005, the Company owned 3,793,436 shares of Plug Power common stock. In connection with the 2004 private placement the Company had placed 2,700,000 of its Plug Power shares in escrow. On June 24, 2005, Fletcher notified the Company of its election to exercise in full its right to purchase from the Company certain shares of common stock of Plug Power. As a result of this election, Fletcher purchased 1,799,791 shares of Plug Power common stock from the Company at a price of $0.7226 per share, with proceeds to the Company of $1.301 million. This transaction closed on June 28, 2005 and, in connection with this exercise, the Company recognized a loss on the derivative immediately prior to exercise of $7.173 million and a gain on the sale of Plug Power common shares of $9.635 million. Additionally, the remaining 900,209 shares of Plug Power common stock were released from escrow on June 30, 2005.

Plug Power stock is currently traded on the Nasdaq National Market and is therefore subject to stock market conditions. When acquired, these securities were unregistered. Plug Power securities are considered "restricted securities" as defined in Rule 144 and may not be sold in the future without registration under the Securities Act, unless in compliance with an available exemption there from.

Working capital was $33.058 million at June 30, 2005, a $1.754 million decrease from $34.812 million at December 31, 2004. This decrease is primarily the result of the use of cash in operations offset by increases in the market value of securities available for sale and number of shares due to the release from escrow of previously restricted securities.

At June 30, 2005, the Company's order backlog was $.392 million, compared to $.480 million at December 31, 2004.

Inventory and accounts receivable (from product revenues) turnover ratios and their changes for the six months ended June 30 are as follows:
	2005	2004	Change
Inventory	1.80	1.70	.10
Accounts receivable (from product revenues)	4.11	4.63	(.52)

The change in the inventory turnover ratio is the result of lower inventories in 2005 compared to 2004. The decrease in the accounts receivable turnover ratio is primarily the result of lower sales in 2005 to the U.S. Air Force which pays its obligations more quickly than typical commercial accounts.

Cash flow used by operating activities was $7.678 million for the six months ended June 30, 2005 compared with $5.611 million in 2004. This cash use increase of $2.067 million reflects increases in cash expenditures to fund New Energy segment operations' growth, partially offset by balance sheet changes, which reflect the timing of cash payments and receipts.

Capital expenditures were $.452 million during the first six months of 2005, a decrease of $.379 million from the prior year. Capital expenditures in 2005 included computer equipment, demonstration equipment, software, and manufacturing and laboratory equipment. There were $.021 million in outstanding commitments for capital expenditures as of June 30, 2005. The Company expects to finance these expenditures with current cash and cash equivalents, the sale of securities available for sale, equity financing and other sources, as appropriate and to the extent available.

Pursuant to additional investment rights, Fletcher has the right, but not the obligation, to purchase, in a single purchase or multiple purchases, up to an additional $20 million of our common stock at any time prior to December 31, 2006 at a price per share equal to $6.023 (as adjusted from $6.34), which date and price may be extended and adjusted, respectively, in certain circumstances.

The Company may sell shares of Plug Power common stock in connection with its previously announced strategy to raise additional capital through the sale of Plug Power stock in order to fund its micro fuel cell operations. Taxes on the net gains are expected to be offset by the Company's operating losses. As of June 30, 2005, the Company has estimated its remaining net operating loss carry forwards to be approximately $34.109 million.

New Accounting Pronouncements

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

In December 2004, SFAS No. 123 (revised 2004), Share-Based Payment, (SFAS No. 123R) was issued. In March 2005 the SEC issued Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. In April 2005, the SEC delayed the implementation of

SFAS 123R for public companies until the first annual period beginning after June 15, 2005. SFAS 123R is required to be adopted by the Company as of January 1, 2006.

The Company currently utilizes a closed form option-pricing model to measure the fair value of stock-based compensation for employees. SFAS 123R permits the use of this model or other models such as a lattice model. The Company has not yet determined which model it will use to measure the fair value of share-based grants to employees upon the adoption of SFAS 123R. The effect of expensing stock options in accordance with the original SFAS 123 is presented above under Note 2, Significant Accounting Policies. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This presentation may reduce net operating cash flows and increase net financing cash flows in periods after the effective date. The amount of this excess tax deduction benefit was $39 thousand and $128 thousand in the six months ended June 30, 2005 and 2004, respectively. The unvested value of share awards to be amortized into the operating statement is approximately $4.791 million as of June 30, 2005.

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

In May 2005, SFAS No. 154, Accounting Changes and Error Corrections - replacement of APB Opinion No. 20 and FASB Statement No. 3, (SFAS No. 154) was issued. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods' financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its results of operations, financial position or cash flows.

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

After giving effect to the 1,261,829 shares of common stock we issued to Fletcher on December 22, 2004 (as well as all shares issued or to be potentially issued to Fletcher in connection with our failure to satisfy the registration requirement as discussed in Note 7, Shareholders' Equity), the 2004 private placement provided Fletcher additional investment rights to purchase up to an additional $20 million of our common stock at a price equal to $6.34 per share (subject to adjustment). This price has been reduced to $6.023 per share due to our failure to satisfy the registration requirement, and may be further reduced due to, among other things, continuing failure to satisfy such registration requirement. Any exercise of the additional investment rights could result in sales of our common stock at prices that are below the market price for our common stock at the time the investment right is exercised and could result in substantial dilution to our shareholders.

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

Pursuant to our agreement with Fletcher, we are obligated, within ten business days after the closing of the purchase of any additional shares by Fletcher pursuant to rights issued in connection with the 2004 Private

Placement, to file a registration statement with the SEC covering the resale of all such shares. We are also obligated to cause each of those registration statements to be declared effective not more than sixty (60) days after the closing of the purchase of such shares, or if the registration statement is reviewed by the SEC, not more than ninety (90) days after the closing of the purchase of such shares. If we fail to file the registration statements or become effective as set forth above, we must issue to Fletcher a number of additional shares to reflect the number of shares it would have acquired if its purchase price was based on the actual exercise price reduced by five percent for each month in which we fail to satisfy our obligations and adjust the exercise price for the additional investment rights to such lower price. In addition, such failure may result in an extension of the investment term for each day we fail to satisfy our registration obligations. The Company initially filed a Registration Statement on January 6, 2005 which was within ten business days after the closing of the purchase of additional shares by Fletcher on December 22, 2004. The 90-day deadline for this Registration Statement to be declared effective was March 22, 2005. Since the Registration Statement was declared effective on April 21, 2005, we failed to meet the March 22, 2005 deadline and therefore were required to issue 66,413 additional shares of common stock to Fletcher without any payment required on its part.

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

The Company's issued derivatives consist of warrants and rights to purchase shares of the Company's common stock and Plug Power common stock owned by the Company. The fair value of the embedded derivative for the right to purchase Plug Power common stock is recorded in the financial statement line titled "Derivative liability." This derivative, prior to its exercise, was valued on a quarterly basis using the Black-Scholes Option Pricing model and upon its exercise on June 24, 2005 was valued using the intrinsic value method. The Company recognizes changes in fair value through the operating statement line titled "(Loss) gain on derivatives." The Company does not use derivative financial instruments for speculative or trading purposes.

Item 4. Controls and Procedures

The certifications of the Company's Chief Executive Officer and Chief Financial Officer attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning the Company's disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.

(a) Evaluation of Disclosure Controls and Procedures

The Company's management, under the supervision of and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded , processed, summarized , reported and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure in accordance with Exchange Act Rule 13a-15(e). Based on that evaluation, the Company's management, including the Chief Executive Officer and the Vice President and Chief Financial Officer, concluded that the Company's quarterly disclosure controls and procedures were not effective as of the end of the period covered by this report because there was a material weakness identified in the first quarter and, as a result, additional procedures were established during the second quarter by the Company to address the material weakness. The Company intends to observe the operating effectiveness of these additional internal controls for at least two quarters prior to concluding that disclosure controls are effective.

This conclusion was based on a material weakness that was identified in our Form 10-Q, filed with the Securities and Exchange Commission (SEC) on May 10, 2005 still being present at June 30, 2005. This material weakness was a result of not maintaining effective control over the calculation of the quarterly tax provision in accordance with generally accepted accounting principles. In light of this material weakness, the Company performed additional post closing procedures to ensure its consolidated financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements presented in Item 1 of this 10-Q fairly present, in all material respects, the Company's financial position, results of operations and cash flows for the periods presented.

(b) Changes in Internal Control Over Financial Reporting

In response to the material weakness identified above, we strengthened our internal controls over the preparation and review of our income tax accounting procedures through improvements to our organizational structure that provide for a separate individual preparing the tax accrual and the chief financial officer reviewing the tax accrual. Additionally, we implemented a checklist of items that is considered during the preparation and review of the income tax provision in order to identify unusual or complex transactions that should be evaluated for the appropriate tax and accounting requirements.

There have been no other significant changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company's fiscal quarter ended June 30, 2005 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

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

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders ("Annual Meeting") held on June 28, 2005, a total of 27,574,689 shares (approximately 89.89%) of the issued and outstanding shares of the Company's common stock of 30,676,626 were represented by proxy or in person at the meeting. The final report from the Inspectors of Election showed that the Company's shareholders approved the following:

  To elect the following directors for the terms of office noted:
Election of Directors	Term	Number of Votes For	% Cast	Against/ Withheld	Broker Non-Votes
Thomas J. Marusak	3 Yr.	27,004,775	97.93	569,914	-
E. Dennis O'Connor	3 Yr.	26,662,277	96.69	912,412	-

  The other directors, whose terms of office as directors continued after the Annual Meeting, are: Dale W. Church, Edward A. Dohring, Steven N. Fischer, William P. Phelan, Dr. Walter L. Robb and Dr. Beno Sternlicht.

  The approval of the Amendment to the Restated Certificate of Corporation, as amended, to reduce the par value of the Company's common stock from $1.00 to $.01 per share was approved by a majority of the shareholders.
Number of Votes	Against/		Broker
For	Withheld	Abstentions	Non-Votes
26,337,088	923,801	313,800	-

Item 5. Other Information

Not applicable.

Item 6. Exhibits
Exhibit No.	Description
4.1	Certificate of Additional Investment Rights issued to Fletcher International, Ltd.
31.1	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Steven N. Fischer
31.2	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Cynthia A. Scheuer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Steven N. Fischer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Cynthia A. Scheuer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mechanical Technology Incorporated
8/09/2005 (Date)	/s/Steven N. Fischer Steven N. Fischer Chief Executive Officer

8/09/2005 (Date)	/s/Cynthia A. Scheuer Cynthia A. Scheuer Vice President and Chief Financial Officer