Form 10-Q
period 2005-09-30
MECHANICAL TECHNOLOGY INC
filed 2005-11-09
CIK 64463

====================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities

Exchange Act of 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at November 4, 2005
Common Stock, $.01 Par Value	30,913,201 Shares

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2005 (Unaudited) and December 31, 2004

(Dollars in thousands)

	Sept. 30,	Dec. 31,
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$13,582	$22,545
Securities available for sale	25,115	17,678
Accounts receivable, less allowances of $0 in 2005 and $58 in 2004	1,154	1,772
Other receivables - related parties	-	3
Inventories	1,017	1,136
Prepaid expenses and other current assets	603	504
Total Current Assets	41,471	43,638

Long Term Assets:
Securities available for sale - restricted	-	16,497
Property, plant and equipment, net	2,650	2,884
Deferred income taxes	8,575	3,811
Total Assets	$52,696	$66,830

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2005 (Unaudited) and December 31, 2004

(Dollars in thousands, except share data)
	Sept. 30,	Dec. 31,
	2005	2004
Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable	$ 177	$ 13
Accrued liabilities	1,690	3,287
Accrued liabilities - related parties	4	-
Income taxes payable	6	40
Deferred income taxes	8,402	5,486
Total Current Liabilities	10,279	8,826
Long-Term Liabilities:
Derivative liability	-	1,125
Other credits	24	24
Total Liabilities	10,303	9,975

Commitments and Contingencies
Minority interests	215	1,271

Shareholders' Equity:
Common stock, par value $.01 per share, authorized 75,000,000; issued 38,940,937 at September 30, 2005 and 38,650,949 at December 31, 2004	389	387
Paid-in-capital	121,902	121,033
Accumulated deficit	(77,380)	(66,624)
Accumulated Other Comprehensive Income:
Unrealized gain on securities available for sale, net of taxes	11,132	14,542
Restricted stock grant - unearned compensation	(111)	-
Common stock in treasury, at cost, 8,040,736 shares at September 30, 2005 and December 31, 2004	(13,754)	(13,754)
Total Shareholders' Equity	42,178	55,584
Total Liabilities and Shareholders' Equity	$ 52,696	$ 66,830

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share data)
	Three months ended		Nine months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004
Revenues:
Product revenue	$ 1,428	$ 1,642	$ 4,116	$ 4,452
Funded research and development revenue	792	175	1,496	754
Total revenues	2,220	1,817	5,612	5,206
Operating costs and expenses:
Cost of product revenue	563	686	1,682	1,956
Research and product development expenses:
Funded research and product development	877	881	2,989	2,576
Unfunded research and product development	1,216	2,352	4,677	6,331
Total research and product development expenses	2,093	3,233	7,666	8,907
Selling, general and administrative expenses	2,187	1,526	7,729	4,890
Operating loss	(2,623)	(3,628)	(11,465)	(10,547)
Loss on derivatives	-	(2,635)	(10,407)	(2,424)
Gain on sale of securities available for sale	490	-	10,125	3,129
Other income, net	116	41	325	60
Loss before income taxes and minority interests	(2,017)	(6,222)	(11,422)	(9,782)
Income tax (expense) benefit	(145)	2,473	(408)	3,854
Minority interests in losses of consolidated subsidiary	253	356	1,074	930
Net loss	$ (1,909)	$ (3,393)	$(10,756)	$ (4,998)
Loss per Share (Basic and Diluted):
Loss per share	$ (0.06)	$ (0.12)	$ (0.35)	$ (0.17)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

AND COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Nine months ended
	Sept. 30,	Sept. 30,
	2005	2004
COMMON STOCK
Balance, beginning	$ 387	$ 35,776
Change in par value to $.01 from $1 per share effective June 28, 2005	-	(35,419)
Issuance of shares - options	1	2
Issuance of shares - private placement	1	14
Balance, ending	$ 389	$ 373
PAID-IN-CAPITAL
Balance, beginning	$ 121,033	$ 68,708
Change in par value to $.01 from $1 per share effective June 28, 2005	-	35,419
Issuance of shares - options	251	201
Stock-based compensation - shares	248	-
MTI MicroFuel Cell investment	155	344
Private placement, net of expenses	(46)	7,232
Derivative tax asset	-	695
Stock-based compensation - options	180	-
Stock option exercises recognized differently for financial reporting and tax purposes	81	130
Balance, ending	$121,902	$112,729
ACCUMULATED DEFICIT
Balance, beginning	$ (66,624)	$ (62,433)
Net loss	(10,756)	(4,998)
Balance, ending	$ (77,380)	$ (67,431)
ACCUMULATED OTHER COMPREHENSIVE INCOME:
UNREALIZED GAIN ON SECURITIES AVAILABLE FOR SALE, NET OF TAXES
Balance, beginning	$ 14,542	$ 19,944
Less reclassification adjustment for gains included in net income	(4,939)	(1,248)
Change in unrealized gain on securities available for sale, net of taxes	1,529	(2,869)
Balance, ending	$ 11,132	$ 15,827
RESTRICTED STOCK GRANT - UNEARNED COMPENSATION
Balance, beginning	$ -	$ -
Issuance of shares	(125)
Grants amortization	14	-
Balance, ending	$ (111)	$ -
TREASURY STOCK
Balance, beginning	$ (13,754)	$(13,729)
Stock acquisition	-	(25)
Balance, ending	$ (13,754)	$(13,754)
SHAREHOLDERS' EQUITY
Balance, ending	$ 42,178	$ 47,744
TOTAL COMPREHENSIVE (LOSS) INCOME:
Net loss	$ (10,756)	$ (4,998)
Other comprehensive loss (income):
Less reclassification adjustment for gains included in net income	(4,939)	(1,248)
Change in unrealized gain on securities available for sale, net of taxes	1,529	(2,869)
Total comprehensive loss	$ (14,166)	$ (9,115)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)
	Nine months ended
	Sept. 30, 2005	Sept. 30, 2004
Operating Activities
Net loss	$ (10,756)	$ (4,998)
Adjustments to reconcile net loss to net cash used by operations:
Loss on derivatives	10,407	2,424
Minority interests in losses of consolidated subsidiary	(1,074)	(930)
Depreciation and amortization	947	657
Gain on sale of securities available for sale	(10,125)	(3,129)
Allowance for bad debts	(58)	-
Loss on disposal of fixed assets	8	34
Deferred income taxes	506	(3,820)
Stock based compensation	491	-
Changes in operating assets and liabilities:
Accounts receivable	676	(230)
Other receivables - related parties	3	-
Inventories	119	201
Prepaid expenses and other current assets	(99)	(105)
Accounts payable	164	(112)
Income taxes payable	(34)	-
Accrued liabilities - related parties	4	5
Accrued liabilities	(1,597)	870
Net cash used by operating activities	(10,418)	(9,133)
Investing Activities
Purchases of property, plant and equipment	(721)	(1,248)
Proceeds from sale of securities available for sale	1,969	3,804
Net cash provided by investing activities	1,248	2,556
Financing Activities
Gross proceeds from private placement	-	10,000
Costs of private placement	(45)	(1,015)
Purchase of common stock for treasury	-	(25)
Proceeds from stock option exercises	252	203
Proceeds from subsidiary stock issuances	-	2,193
Net cash provided by financing activities	207	11,356
(Decrease) increase in cash and cash equivalents	(8,963)	4,779
Cash and cash equivalents - beginning of period	22,545	12,380
Cash and cash equivalents - end of period	$ 13,582	$ 17,159

The accompanying notes are an integral part of the condensed consolidated financial statements.

  Basis of Presentation

  In the opinion of management, the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair statement of results for such periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year.

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

  The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2004 has been derived from the Company's December 31, 2004 audited consolidated financial statements. All other information has been derived from the Company's unaudited condensed consolidated financial statements for the periods as of and ended September 30, 2005 and 2004.

  2. Significant Accounting Policies

  Revenue Recognition

  The Company applies the guidance within SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition, which superceded SAB No. 101, Revenue Recognition in Financial Statements, in the evaluation of its contracts to determine when to properly recognize revenue. Under SAB No. 104, revenue is recognized when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured.

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

The Company has fixed-price contracts with the following entities: Harris Corporation ("Harris"), Cabot Superior Micro Powders ("CSMP"), the U.S. Marines and the U.S. Army. These contracts were all completed by September 30, 2005 and resulted in the following funding amounts upon completion of research tasks (CSMP and the U.S. Marines) or prototypes (Harris and the U.S. Army) of $210,000, $69,907, $150,000 and $249,831, respectively.

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

MTI Micro retains ownership of the intellectual property ("IP") generated under each of its federal government contracts and under contracts with Harris and CSMP. Each federal government agency retains a government use license and march-in rights if MTI Micro fails to commercialize technology generated under the contract. In addition, under the NYSERDA contract, MTI Micro has the right to elect to retain any invention made under the NYSERDA contract within six months of invention. NYSERDA also retains rights to a government use license for New York State and its political subdivisions for any inventions made under the contract. In addition, MTI Micro agreed to pay NYSERDA a royalty of 1.5% of the sales price of any product sold incorporating IP developed pursuant to the NYSERDA contract if the product is manufactured by a New York State manufacturer. This royalty increases to 5% if the manufacturer is not deemed to be a New York State manufacturer. In any event, the royalty is subject to a cap equal to two times the total contract funds paid by NYSERDA to MTI Micro as reduced to reflect any New York State jobs created by MTI Micro.

Cost of Product Revenue

Cost of product revenue includes material, labor and overhead. Costs incurred in connection with funded research and development arrangements are included in funded research and product development expenses.

Deferred revenue consists of payments received from customers in advance of services performed, products shipped, installation completion or customer acceptance.

Warranty

The Company records a warranty reserve at the time product revenue is recorded based on a historical rate. The reserve is reviewed during the year and is adjusted, if appropriate, to reflect new product offerings or changes in experience. Actual warranty claims are tracked by product line.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or market.

Stock Based Compensation

The Company has two stock-based employee compensation plans and its majority-owned subsidiary, MTI Micro, has one stock-based employee compensation plan, which are described more fully in Note 13, Stock Based Compensation, of the consolidated financial statements for the year ended December 31, 2004. Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants granted to employees to be included in the consolidated statements of operations or, alternatively, disclosed in the notes to consolidated financial statements. The Company accounts for stock-based compensation of employees under the intrinsic value method of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and has elected the disclosure-only alternative under SFAS No. 123, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure. The Company records the fair market value of stock options and warrants granted to non-employees in exchange for services in accordance with Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, in the condensed consolidated statements of operations. The Company does not intend to adopt the transition provisions of SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure.

The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

2. Significant Accounting Policies (Continued)
(Dollars in thousands, except per share data)	Three months ended		Nine months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004
Net loss, as reported	$(1,909)	$(3,393)	$(10,756)	$(4,998)
Add: Total stock-based employee compensation
expense already recorded in financial
statements, net of related tax effects	386	-	491	-

Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(502)	(1,132)	(1,964)	(1,670)
Pro forma net loss	$(2,025)	$(4,525)	$(12,229)	$(6,668)

Loss per share:
Basic and diluted - as reported	$ (0.06)	$ (0.12)	$ (0.35)	$ (0.17)
Basic and diluted - pro forma	$ (0.07)	$ (0.15)	$ (0.40)	$ (0.23)

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

2. Significant Accounting Policies (Continued)

(1) - The Company and Fletcher International, Ltd. entered into an amended private placement agreement on May 4, 2004.

(2) -The exercise price for the Plug Power Investment Right was $10,000,000 less the positive difference between $18,000,000 and the product of 2,680,671 shares multiplied by the prevailing price per share of our common stock on the date Fletcher elects to exercise such right, all divided by the quotient obtained by dividing 10,000,000 by the prevailing price of Plug Power common stock on the date Fletcher elects to exercise such right. This right was fully exercised on June 24, 2005.

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

3. Accounts Receivable and Allowance for Doubtful Accounts

Included in accounts receivable are the following at:

	Sept. 30,	Dec. 31,
(Dollars in thousands)	2005	2004
U.S. and State Government:
Amount billed	$ 637	$ 844
Amount billable	133	301
Retainage	35	11
Total U.S. and State Government	805	1,156
Commercial amounts billed	349	674
Sub Total	1,154	1,830
Allowance for bad debts	-	(58)
Total	$1,154	$1,772

The balances billed but not paid by customers pursuant to retainage provisions in contracts are due upon completion of the contracts and acceptance by the customer. Based on the Company's experience, most retainage amounts are expected to be collected within the ensuing year.

4. Inventories

Inventories consist of the following at:
	Sept. 30,	Dec. 31,
(Dollars in thousands)	2005	2004
Finished goods	$ 354	$ 318
Work in process	116	100
Raw materials, components and assemblies, net	547	718
	$1,017	$1,136

5. Securities Available for Sale

Securities available for sale are classified as both current assets and long-term restricted assets and accumulated net unrealized gains are reported in Other Comprehensive Income.

The principal components of the Company's securities available for sale consist of the following at:

(Dollars in thousands, except stock price and share data)
				Quoted
				Market
	Book	Unrealized	Recorded	Price
Security	Basis	Gain	Fair Value	Per NASDAQ	Ownership	Shares
September 30, 2005
Plug Power Current	$ 6,562	$18,553	$25,115	$6.80	4.31%	3,693,436
December 31, 2004
Plug Power
Current	$ 5,141	$12,537	$17,678	$6.11	3.95%	2,893,227
Restricted (1)	4,797	11,700	16,497	$6.11	3.69%	2,700,000
	$ 9,938	$24,237	$34,175		7.64%	5,593,227
(1) In connection with the amended private placement agreement, the Company had deposited 2.7 million shares of
Plug Power common stock into escrow. The shares were released from escrow on June 30, 2005.

The book basis roll forward of Plug Power securities is as follows:

Plug Power - Current
(Dollars in thousands)	Sept. 30,	Dec. 31,
	2005	2004
Securities available for sale, beginning of period	$ 5,141	$10,791
Sale of shares	(178)	(853)
Transfer 900,209 shares from restricted on 6/30/05	1,599	-
Transfer 3,000,000 shares to restricted on 1/29/04	-	(5,330)
Transfer 300,000 shares from restricted on 5/6/04	-	533
Securities book basis	6,562	5,141
Unrealized gain on securities available for sale	18,553	12,537
Securities available for sale, end of period	$25,115	$17,678

5. Securities Available for Sale (Continued)

Plug Power - Restricted
(Dollars in thousands)	Sept. 30,	Dec. 31,
	2005	2004
Securities available for sale, beginning of period	$ 4,797	$ -
Sale of shares	(3,198)	-
Transfer 900,209 shares to current on 6/30/05	(1,599)	-
Transfer 3,000,000 shares from current on 1/29/04	-	5,330
Transfer 300,000 shares to current on 5/6/04	-	(533)
Securities book basis	-	4,797
Unrealized gain on securities available for sale	-	11,700
Securities available for sale - restricted, end of period	$ -	$16,497

Accumulated unrealized gains related to securities available for sale are as follows:
	Sept. 30,	Dec. 31,
(Dollars in thousands)	2005	2004
Accumulated unrealized gains	$ 18,553	$24,237
Accumulated deferred tax expense on unrealized gains	(7,421)	(9,695)
Accumulated net unrealized gains	$ 11,132	$14,542

6. Income Taxes

The Company's effective income tax (expense) benefit rate from operations differed from the Federal statutory rate as follows:

	Three months ended		Nine months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004
Federal statutory tax rate	34.00%	34.00%	34.00%	34.00%
State taxes, net of federal tax effect	13.04	6.00	6.96	5.58
Change in valuation allowance	(52.80)	-	(45.53)	-
Adjustment for projected annual effective tax rate	1.19	-	1.52	-
Other expense, net	(2.62)	(.25)	(.52)	(.18)
Tax rate	(7.19)%	39.75%	(3.57)%	39.40%

Income tax (expense) benefit consists of the following:

	Three months ended		Nine months ended
(Dollars in thousands)	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004
Operations before minority interest
Federal	$ -	$ -	$ -	$ 96
State	149	-	98	(62)
Deferred	(294)	2,473	(506)	3,820
Total	$ (145)	$ 2,473	$ (408)	$ 3,854
Income tax benefit (expense) allocated directly to shareholders' equity:
Change in unrealized (gain) loss on securities available for sale - Deferred tax benefit	$ 277	$ 2,437	$ 2,273	$ 2,745
Expenses for employee stock options recognized differently for financial reporting/tax purposes - Federal tax benefit	41	2	81	130
Derivative tax asset - Deferred	-	-	-	695
	$ 318	$ 2,439	$ 2,354	$ 3,570

6. Income Taxes (Continued)

The valuation allowance at September 30, 2005 and December 31, 2004 was $7.037 million and $1.836 million, respectively. It is anticipated that a full valuation allowance will be required by the end of 2005. The income tax provision for both the three and nine months ended September 30, 2005 have been adjusted to reflect the projected annual effective tax rate including the anticipated impact of a full valuation allowance. The valuation allowance reflects the estimate that it was more likely than not that certain net operating losses may be unavailable to offset future taxable income.

7. Shareholders' Equity

Common Shares

Changes in common shares issued are as follows:
	Nine
	Months Ended	Year Ended
	Sept. 30,	Dec. 31,
	2005	2004
Balance, beginning	38,650,949	35,776,510
Issuance of shares for stock option exercises	123,575	193,768
Issuance of shares for restricted stock grants	50,000	-
Issuance of shares for stock grant	50,000	-
Issuance of shares for private placement A	66,413	2,680,671
Balance, ending	38,940,937	38,650,949
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

7. Shareholders' Equity (Continued)

Reservation of Shares

The Company has reserved common shares for future issuance as of September 30, 2005 as follows:
Stock options outstanding	3,994,925
Stock options available for issuance	2,166,464
Additional Investment Rights as required by the amended private placement agreement	4,150,756
Warrants outstanding	28,377
Number of common shares reserved	10,340,522

Change in Par Value

On June 28, 2005, shareholders of the Company approved an Amendment to the Company's Restated Certificate of Incorporation, as amended, to reduce the par value of the Company's common stock from $1.00 to $.01 per share. The reduction in the par value of the Company's common stock was effected on the Company's balance sheet by a reduction in the common stock par value account and a corresponding increase in the additional paid-in capital account. The reduction in the par value does not change the number of authorized shares of the Company's common stock.

Private Placement

The Company entered into a financing transaction with Fletcher International, Ltd. ("Fletcher"), on January 29, 2004 and amended the terms of such transaction on May 4, 2004. To date Fletcher has purchased 2,680,671 shares of our common stock pursuant to such financing transaction. In addition, Fletcher has the right to purchase an additional $20 million of the Company's common stock, on one or more occasions, at a price of $6.023

(adjusted from $6.34) per share at any time prior to December 31, 2006. Fletcher also has the right to receive Company shares without payment upon the occurrence of certain events, including but not limited to, failing to register for resale with the SEC shares purchased by Fletcher on the agreed upon time table, a restatement of the Company's financial statements, change of control of the Company and issuance of securities at a price below Fletcher's purchase price. We have filed registration statements covering all of the shares purchased by Fletcher to date, and in the event of any additional purchases we are obligated to file one or more registration statements covering the resale of such shares.

We filed a registration statement on January 6, 2005 covering the resale of 1,261,829 shares of our common stock purchased by Fletcher on December 22, 2004. The Company failed to meet its contractual obligation with Fletcher to have such registration statement declared effective by March 22, 2005 and therefore under the terms of the Fletcher agreement we were required to issue additional shares of common stock to Fletcher and the exercise price for the Fletcher additional investment rights has been reduced to $6.023 per share. We were required to issue a number of shares of common stock that resulted in Fletcher having effectively made its December 2004 investment at a price per share that was lower than the actual price paid. We refer to this reduced exercise price as the "deemed exercise price." More specifically, for each month during which we fail to satisfy the registration requirement, the deemed exercise price is reduced by $0.317 per share. As a consequence, on April 20, 2005 we issued 66,413 shares of common stock to Fletcher without any additional payment required by Fletcher, representing a deemed exercise price for Fletcher's December 2004 investment of $6.023 per share. In addition, since we are required to file a registration statement covering the resale of any such additional shares issued to Fletcher, we amended the registration statement initially filed in January 2005 to include the additional 66,413 shares of common stock. That registration statement, covering the resale of 1,328,242 shares of common stock, was declared effective by the SEC on April 21, 2005.

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

8. Loss Per Share

The following is the reconciliation of the numerators and denominators of the basic and diluted loss per share computations:

	Three months ended		Nine months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(Dollars in thousands, except shares and per share data)	2005	2004	2005	2004
Loss	$ (1,909)	$ (3,393)	$ (10,756)	$ (4,998)
Basic and Diluted Loss per Share:
Common shares outstanding, beginning of period	30,754,126	29,240,791	30,610,213	27,740,536
Weighted average common shares issued during the period	29,753	1,125	82,824	1,335,297
Weighted average common shares reacquired during the period	-	-	-	(3,233)
Weighted average shares outstanding, end of period	30,783,879	29,241,916	30,693,037	29,072,600
Loss per weighted average share	$ (0.06)	$ (0.12)	$ (0.35)	$ (0.17)

For the three and nine months ended September 30, 2005, options to purchase 3,994,925 shares of common stock at exercise prices ranging from $0.54 to $20.92 per share, additional investment rights to purchase approximately 3,320,604 shares ($20 million divided by $6.023 per share) of common stock with an exercise price of $6.023 per share, 50,000 unvested restricted common shares and warrants to purchase 28,377 shares of common stock with an exercise price of $10.572 per share were outstanding but were not included in the computations of Loss per Share-assuming dilution because the Company incurred losses during this period and inclusion would be anti-dilutive.

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

9. Sale of Securities Available for Sale

The Company sold shares of the following securities and recognized gains and proceeds as follows:
	Three months ended		Nine months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
(Dollars in thousands, except shares)	2005	2004	2005	2004
Plug Power
Shares sold	100,000	-	1,899,791	380,000
Proceeds	$ 668	$ -	$ 1,969	$ 3,804
Gain on sales	$ 490	$ -	$10,125	$ 3,129

10. Cash Flows - Supplemental Information

	Nine months ended
	Sept. 30,	Sept. 30,
(Dollars in thousands)	2005	2004
Non-cash Operating, Investing and Financing Activities:
Additional paid-in-capital resulting from stock option exercises treated differently for financial reporting and tax purposes	$ 81	$ 130
Change in investment and paid-in-capital resulting from other investors' activity in MTI MicroFuel Cells Inc. stock	155	344
Derivative tax asset	-	695

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

11. Segment Information (Continued)
(Dollars in thousands)		Test and			Condensed
		Measurement		Reconciling	Consolidated
	New Energy	Instrumentation	Other	Items	Totals
Three months ended September 30, 2005
Product revenue	$ -	$1,428	$ -	$ -	$ 1,428
Funded research and development revenue	792	-	-	-	792
Research and product development expenses	1,818	275	-	-	2,093
Selling, general and administrative expenses	643	506	1,038	-	2,187
Loss on derivatives	-	-	-	-	-
Gain on sale of securities available for sale	490	-	-	-	490
Segment loss from operations before income taxes and minority interests	(1,862)	(2)	(153)	-	(2,017)
Segment (loss) profit	(1,862)	(2)	(298)	253	(1,909)
Total assets	27,855	2,042	22,799	-	52,696
Securities available for sale	25,115	-	-	-	25,115
Capital expenditures	203	62	4	-	269
Depreciation and amortization	155	17	156	-	328

Three months ended September 30, 2004
Product revenue	$ -	$ 1,642	$ -	$ -	$ 1,642
Funded research and development revenue	175	-	-	-	175
Research and product development expenses	2,970	263	-	-	3,233
Selling, general and administrative expenses	312	433	781	-	1,526
Loss on derivatives	(2,635)	-	-	-	(2,635)
Segment (loss) profit from operations before income taxes and minority interests	(5,994)	187	(415)	-	(6,222)
Segment (loss) profit	(5,994)	187	2,058	356	(3,393)
Total assets	53,843	1,870	6,831	-	62,544
Securities available for sale	19,186	-	-	-	19,186
Securities available for sale - restricted	17,307	-	-	-	17,307
Derivative liability	4,163	-	-	-	4,163
Capital expenditures	154	23	240	-	417
Depreciation and amortization	116	17	110	-	243

11. Segment Information (Continued)
(Dollars in thousands)		Test and			Condensed
		Measurement		Reconciling	Consolidated
Nine months ended September 30, 2005	New Energy	Instrumentation	Other	Items	Totals
Product revenue	$ -	$4,116	$ -	$ -	$ 4,116
Funded research and development revenue	1,496	-	-	-	1,496
Research and product development expenses	6,815	851	-	-	7,666
Selling, general and administrative expenses	2,687	1,551	3,491	-	7,729
Loss on derivatives	(10,407)	-	-	-	(10,407)
Gain on sale of securities available for sale	10,125	-	-	-	10,125
Segment loss from operations before income taxes and minority interests	(10,283)	(258)	(881)	-	(11,422)
Segment (loss) profit	(10,283)	(258)	(1,289)	1,074	(10,756)
Total assets	27,855	2,042	22,799	-	52,696
Securities available for sale	25,115	-	-	-	25,115
Capital expenditures	555	99	67	-	721
Depreciation and amortization	436	49	462	-	947
Nine months ended September 30, 2004	New Energy
Product revenue	$ -	$4,452	$ -	$ -	$ 4,452
Funded research and development revenue	754	-	-	-	754
Research and product development expenses	8,049	858	-	-	8,907
Selling, general and administrative expenses	1,048	1,265	2,577	-	4,890
Loss on derivatives	(2,424)	-	-	-	(2,424)
Gain on sale of securities available for sale	3,129	-	-	-	3,129
Segment (loss) profit from operations before income taxes and minority interests	(8,441)	149	(1,490)	-	(9,782)
Segment (loss) profit	(8,441)	149	2,364	930	(4,998)
Total assets	53,843	1,870	6,831	-	62,544
Securities available for sale	19,186	-	-	-	19,186
Securities available for sale - restricted	17,307	-	-	-	17,307
Derivative liability	4,163	-	-	-	4,163
Capital expenditures	662	59	527	-	1,248
Depreciation and amortization	318	50	289	-	657

The following table presents the details of "Other" segment profit:
	Three months ended		Nine months ended
(Dollars in thousands)	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2005	2004	2005	2004
Corporate and Other (Expense) Income:
Depreciation and amortization	$(156)	$ (110)	$ (462)	$ (289)
Interest income	88	4	207	27
Income tax (expense) benefit	(145)	2,473	(408)	3,854
Other expense, net	(85)	(309)	(626)	(1,228)
Total corporate and other (expense) income	$(298)	$2,058	$(1,289)	$ 2,364

12. Related Party Transactions

The Company purchases materials from E.I. du Pont de Nemours and Company ("DuPont"), a shareholder in MTI Micro, such purchases totaled $95 thousand and $318 thousand for the nine months ended September 30, 2005 and 2004, respectively. The Company has a liability to DuPont for materials purchases totaling $4 thousand as

12. Related Party Transactions (Continued)

of September 30, 2005 and a net receivable totaling $2 thousand as of December 31, 2004. This liability is included in the financial statement line "Accrued liabilities - related parties." The net receivable is included in the financial statement line "Other receivables - related parties."

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

The Company currently utilizes a closed form option-pricing model to measure the fair value of stock-based compensation for employees. SFAS 123R permits the use of this model or other models such as a lattice model. The Company has not yet determined which model it will use to measure the fair value of share-based grants to employees upon the adoption of SFAS 123R. The effect of expensing stock options in accordance with the original SFAS 123 is presented above under Note 2, Significant Accounting Policies. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This presentation may reduce net operating cash flows and increase net financing cash flows in periods after the effective date. The amount of this excess tax deduction benefit was $81 thousand and $130 thousand in the nine months ended September 30, 2005 and 2004, respectively. The unvested value of share awards to be amortized into the operating statement is approximately $3.242 million as of September 30, 2005.

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

In June 2005, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (EITF 05-6). The guidance requires that

13. Effect of Recent Accounting Pronouncements (Continued)

leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The Company does not believe that the adoption of EITF 05-6 will have a significant effect on its financial statements.

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

Future minimum rental payments required under non-cancelable operating leases are (dollars in thousands): $97 remaining in 2005; $386 in 2006, $331 in 2007, $319 in 2008, $289 in 2009, and $0 thereafter.

14. Commitments and Contingencies (Continued)

Warranties

A reconciliation of changes in product warranty liabilities is as follows:
	Nine months ended	Year ended
	Sept. 30,	Dec. 31,
(Dollars in thousands)	2005	2004
Balance, January 1	$38	$ 28
Accruals for warranties issued	20	38
Accruals related to pre-existing warranties (including changes in estimates)	-	(16)
Settlements made (in cash or in kind)	(16)	(12)
Balance, end of period	$ 42	$ 38

Licenses

The Company licenses, on a non-exclusive basis, certain DMFC technology from Los Alamos National Laboratory ("LANL"). Under this agreement, the Company is required to pay future minimum annual license fees of $250 thousand yearly through 2019.

Effective, July 6, 2005, MTI Micro entered into an exclusive field-of-use patent license agreement with LANL. Under this agreement, MTI Micro paid a non-refundable License Issue Fee of $30 thousand upon execution of the agreement.

Under both LANL licenses, license payments made in any year can be applied against royalties due and total annual fees in any year shall not exceed $1 million. Also under both LANL licenses, once products are being sold, royalties will be based on 2% of the first $50 million of net sales, 1% on net sales in excess of $50 million but less than $100 million and .5% on net sales in excess of $100 million Any royalties due shall not exceed 2% of net sales.

Employment Agreements

The Company has employment agreements with certain employees that provide severance payments and accelerated vesting of certain options upon termination of employment under certain circumstances, as defined in the applicable agreements. As of September 30, 2005, the Company's potential minimum obligation to these employees was approximately $.784 million.

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

14. Commitments and Contingencies (Continued)

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

Contract Losses

During 2004, MTI Micro entered into a fixed price-cost type completion contract with the U.S. Army. The contract which totaled $250 thousand permitted monthly cost progress payments and called for the delivery of five DMFC power system units. These prototypes required substantial engineering to meet the performance requirements of the customer. At the end of 2004, MTI Micro forecasted that the contract would be completed during 2005 and accrued $540 thousand for the then anticipated cost needed to be incurred to complete the project. The expected overrun is currently estimated at $775 thousand and the accrued anticipated cost to complete the project is $11 thousand as of September 30, 2005 and was $540 thousand as of December 31, 2004. Through monthly reports, MTI Micro updates the customer on accomplishments, technical issues, financial status, forecast to complete and anticipated solutions.

Additionally, other contracts had forecasted costs in excess of contract values as of December 31, 2004. As of the end of 2004, MTI Micro accrued $17 thousand for the anticipated cost overruns for the projects and as of September 30, 2005 no amounts are accrued for the anticipated costs to complete other projects.

15. Issuance of Stock by Subsidiary

MTI Micro was formed on March 26, 2001. As of September 30, 2005, the Company owns approximately 89% of MTI Micro's outstanding common stock.

The increase in the Company's paid-in-capital related to the Company's investment in MTI Micro totaling $155 thousand for the period ended September 30, 2005, represents the changes in the Company's equity investment in MTI Micro, which resulted from stock-based compensation and third-party stock transactions in MTI Micro.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This Item 2 contains forward-looking statements that involve risks and uncertainties which may cause the Company's actual results, performance or achievements to be materially different from those expressed or implied by such forward-looking statements. See "Statement Concerning Forward-Looking Statements" on pages 36 and 37.

Overview

The Company is primarily engaged in the development and commercialization of Mobion® cord-free advanced portable power systems through its subsidiary MTI MicroFuel Cells Inc. ("MTI Micro"), and in the design, manufacture, and sale of high-performance test and measurement instruments and systems through its subsidiary MTI Instruments, Inc. ("MTI Instruments"). MTI also co-founded and retains a minority interest in Plug Power Inc. ("Plug Power") (Nasdaq: PLUG), a designer and developer of on-site energy systems based on proton exchange membrane fuel cells.

MTI Micro designs and develops Mobion® fuel cell systems for portable power applications. A micro fuel cell is a portable power source that converts chemical energy into useable electrical energy. MTI Micro is developing a micro fuel cell that uses methanol, a common alcohol, as its fuel. The Company believes direct methanol fuel cell ("DMFC") systems could potentially have an energy density of five to ten times that of Li-Ion batteries. The Company believes that, when commercialized, DMFC systems should be able to power a wireless electronic device for longer periods of time than Li-Ion batteries without recharging/refueling. In addition, Mobion® fuel cell systems may be instantly refueled eliminating the need for a power outlet or a lengthy recharge.

MTI Micro's fuel cell technology platform can be customized to provide portable power for a number of applications depending on the power level, required run time and size requirements. In December 2004, MTI Micro shipped its first low volume production of Mobion® fuel cell systems for use in hand held Radio Frequency Identification tag readers. Although this product shipment was an important milestone, the Company and MTI Micro recognize that significant technical, engineering, manufacturing, cost and marketing challenges remain before Mobion® fuel cells can become commercially viable or available.

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

MTI Instruments' engine balancing and vibration analysis system primarily serves the aviation industry, both in the commercial and military sectors.  These systems perform a number of vibration analysis and engine balancing functions typically for large turbofan engines on the flight-line and in test cells.  In addition, MTI Instruments' engine balancing and vibration analysis system has been used for the first time in an industrial turbo machinery application.

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

From inception through September 30, 2005, the Company has incurred net losses of $77.380 million and expects to incur losses as it continues micro fuel cell product development and commercialization programs. The Company expects that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, gains on sales of securities available for sale and the operating results of MTI Instruments and MTI Micro.

Critical Accounting Policies and Significant Judgments and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 1 to the Company's 2004 annual consolidated financial statements includes a summary of the Company's most significant accounting policies. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, inventories, securities available for sale, income taxes and derivatives. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting estimates were discussed with our Audit Committee.

Discussion and Analysis of Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2005 Compared to the Three and Nine Months Ended September 30, 2004

The following is management's discussion and analysis of certain significant factors, which have affected the Company's results of operations for the three and nine months ended September 30, 2005 compared to the three and nine months ended September 30, 2004.

Product Revenue. Product revenue in the Test and Measurement Instrumentation segment for the three months ended September 30, 2005 decreased in comparison to the same period in 2004 by $.214 million, or 13%, to $1.428 million. This decrease is the result of decreases in sales to semiconductor customers of $.434 million partially offset by increases in sales to aviation customers of $.187 million and general gaging customers of $.033 million. The decrease in semiconductor sales reflects the shipment of two manual gages during the third quarter of 2005 as compared to three OEM machines, one manual gage, two semi-automated units and one AutoScan unit for the same period in 2004. The increase in sales to aviation customers includes $.319 million of Air Force purchases for new systems and the development and issuance of a technical manual, which is partially offset by a comparative decline in Air Force activity under the upgrade contract of $.056 million and a $.085 million drop in commercial unit shipments. The increase in general instrument sales is primarily due to increases in capacitance shipments of $.131 million and a $.024 million increase in the parts and service business, which are offset by declines in fiber-optic, OEM and laser shipment sales of $.083 million, $.028 million and $.011 million, respectively.

Product revenue in the Test and Measurement Instrumentation segment for the nine months ended September 30, 2005 decreased in comparison to the same period in 2004 by $.336 million, or 7.5%, to $4.116 million. This decrease is the result of decreases in sales to semiconductor customers of $.742 million partially offset by increases in sales to general gaging customers of $.274 million and aviation customers of $.132 million. The decrease in semiconductor sales reflects the shipment of four manual gages, one semi-automated unit and two OEM machines during the first nine months of 2005 as compared to eleven manual gages, four semi-automated units, two AutoScan units and four OEM machines for the same period in 2004. The increase in general instrument sales is primarily due to a $.392 million increase in capacitance product sales related to a new customer and an increase in business from a Japanese distributor. The increase in sales to aviation customers includes new buy activity by both the U.S. Air Force of $.283 million and commercial customers of $.069 million partially offset by a decline in business under the U.S. Air Force upgrade contract of $.237 million.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands, except contract values)
		Revenues	Revenues	Revenues	Total Contract
		Nine months	Nine months	Contract to	Orders Received
		Ended	Ended	Date	to Date
Contract	Expiration	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005	Sept. 30, 2005
$8.8 million Retrofit
and Maintenance of
PBS 4100's	06/20/2008	$ 1,126	$1,363	$ 4,784	$ 5,037
$3.1 million PBS
Units and Accessory Kits	09/30/2004	$ -	$ 111	$ 2,469	$ 2,469

Funded Research and Development Revenue. Funded research and development revenue in the New Energy segment for the three months ended September 30, 2005 increased in comparison to the same period in 2004 by $.617 million to $.792 million, a 352.6% increase. The increase in revenue is primarily the result of increases of $.270 million from the Department of Energy ("DOE") contract, $.150 million from the Harris Corporation ("Harris") contract, $.250 million from the U.S. Army contract and $.041 million from the U.S. Marines contract partially offset by the Army Research Laboratories contract's completion in 2004 when it contributed $.055 million and a decrease from the National Institute of Standards and Technology ("NIST") contract's completion in 2004 when it contributed $.037 million in revenue.

Funded research and development revenue in the New Energy segment for the nine months ended September 30, 2005 increased in comparison to the same period in 2004 by $.742 million to $1.496 million, a 98.4% increase. The increase is the result of increases of $.640 million from the DOE contract, $.250 million from the U.S. Army contract, $.242 million from the NYSERDA contract, $.150 million from the Harris contract, $.070 million from the Marines contract and $.028 million from the Cabot Superior Micro Powders ("CSMP") NIST subcontract partially offset by decreases from the NIST contract's completion in 2004 when it contributed $.438 million and the Army Research Laboratories contract's completion in 2004 when it contributed $.200 million.

Information regarding government contracts included in funded research and development revenue is as follows:

(Dollars in thousands, except contract values)
		Revenues	Revenues	Revenues
		Nine months	Nine months	Contract
		Ended	Ended	to Date
Contract	Expiration	Sept. 30, 2005	Sept. 30, 2004	Sept. 30, 2005
$3.0 million DOE	07/31/07	$ 684	$ 44	$ 862
$1.250 million NYSERDA(1)	06/30/06	$ 242	$ -	$ 1,048
$249.8 thousand Army	09/30/05	$ 250	$ -	$ 250
$69.9 thousand Marine	06/30/05	$ 70	$ -	$ 70
$210 thousand NIST (2)	06/30/05	$ 100	$ 72	$ 210
$150 thousand Harris	03/31/05	$ 150	$ -	$ 150
$200 thousand ARL	12/31/04	$ -	$ 200	$ 200
$4.6 million NIST (3)	09/30/04	$ -	$ 438	$ 3,342

(1) Total contract value is $1.250 million consisting of four Phases: Phase I for $500 thousand was from 3/12/02 thru 9/30/03; Phase II for $200 thousand was from 10/28/03 with a completion date of 10/31/04; Phase III for $348 thousand was from 8/23/04 thru 8/31/05; and Phase IV for $202 thousand which commenced on 12/14/04 and expires on 6/30/06. Phases I and II have been completed. Phase III final report has been accepted. Retainage will be billed upon acceptance of final report incorporating all three phases of the contract.

(2) This contract is a subcontract with CSMP under NIST and includes the original contract for $200 thousand and a contract amendment for $10 thousand.

(3) This contract was a joint venture with DuPont. DuPont's share of the contract revenue was $1.3 million.

Cost of Product Revenue. Cost of product revenue in the Test and Measurement Instrumentation segment for the three months ended September 30, 2005 decreased in comparison to the same period in 2004 by $.123 million, or 17.9%, to $.563 million. This decrease coincides with the lower sales volume for the three months ended September 30, 2005 compared to the same period in 2004, which included lower semiconductor sales and increases in aviation and general gaging sales. Gross profit as a percentage of product revenue increased to 60.6% for the three months ended September 30, 2005 from 58.2% in the prior year. The gross profit percentage increase is primarily attributable to a three-point rise in aviation product margins as a result of increased purchases of new equipment by the U.S. Air Force.

Cost of product revenue in the Test and Measurement Instrumentation segment for the nine months ended September 30, 2005 decreased in comparison to the same period in 2004 by $.274 million, or 14%, to $1.682 million. This decrease coincides with the lower sales volume for the nine months ended September 30, 2005 compared to the same period in 2004, which included lower semiconductor sales and increases in general gaging and aviation sales. Gross profit as a percentage of product revenue, however, increased to 59.1% for the nine months ended September 30, 2005 from 56.1% in the prior year. The gross profit percentage increase is primarily attributable to a four-point rise in aviation product margins stemming from the growth in government and commercial customer product sales. Furthermore, the margin in 2004 was negatively impacted by the first AutoScan unit sale at a discounted price.

Funded Research and Product Development Expenses. Funded research and product development expenses in the New Energy segment decreased by $.004 million, or .5%, to $.877 million for the three months ended September 30, 2005 in comparison to the same period in 2004.

Funded research and product development expenses in the New Energy segment increased by $.413 million, or 16%, to $2.989 million for the nine months ended September 30, 2005 in comparison to the same period in 2004. The increased costs were attributable to a change in contracts under development during 2005 and the completion of contracts during 2004. In 2005 MTI Micro is working on contracts for DOE, NYSERDA, the U.S. Marines, the U.S. Army and CSMP while in 2004 contracts were for NIST, CSMP, DOE and ARL.

Unfunded Research and Product Development Expense. Unfunded research and product development expenses decreased by $1.136 million, or 48.3%, to $1.216 million for the three months ended September 30, 2005 in comparison to the same period in 2004. This decrease reflects a $1.148 million decrease in the New Energy segment reflecting decreased internal development costs for the development of our micro fuel cell system for Intermec and development costs in connection with Gillette and potential commercial products. The Intermec initiative was completed during the fourth quarter of 2004 and accounted for $.807 million of the New Energy segment decrease. Unfunded research and product development costs include the cost of micro fuel cell products warranty activity related to the shipments of its initial fuel cell units at low volume production. This decrease is partially offset by a $.012 million increase in product development expenses in the Test and Measurement Instrumentation segment. Test and Measurement Instrumentation product development includes costs for improvements for the Microtrak II product and a high temperature capacitance gauge to serve the brake rotor market.

Unfunded research and product development expenses decreased by $1.654 million, or 26.1%, to $4.677 million for the nine months ended September 30, 2005 in comparison to the same period in 2004. This decrease reflects a $1.647 million decrease in the New Energy segment reflecting decreased internal development costs for the development of our micro fuel cell system for Intermec and development costs in connection with Gillette and potential commercial products. The Intermec initiative was completed during the fourth quarter of 2004 and accounted for $1.226 million of the New Energy segment decrease. Unfunded research and product development costs include the cost of micro fuel cell products warranty activity related to the shipments of its initial fuel cell units at low volume production. This decrease also includes a $.007 million decrease in product development expenses in the Test and Measurement Instrumentation segment. Test and Measurement Instrumentation product development includes costs for improvements for the Microtrak II product and a high temperature capacitance gauge to serve the brake rotor market.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $.661 million, or 43.3%, to $2.187 million for the three months ended September 30, 2005 in comparison to the same period in 2004. This change is primarily the result of the following changes: increased salaries and employee benefits of $.554 million related to an increase in the number of employees working in government and military relations and strategic planning and business development efforts, engineering management, an expanded sales organization at MTI Instruments, an increase in corporate support employees related to Sarbanes-Oxley compliance and non-cash stock-based compensation expenses; increased depreciation expense of $.085 million due to an increase in capital expenditures; an increase of $.046 million in consulting and other professional fees related to consultants for government relations, financial consulting and information technology; and a $.024 million decrease in other expenses, net.

Selling, general and administrative expenses increased by $2.839 million, or 58.1%, to $7.729 million for the nine months ended September 30, 2005 in comparison to the same period in 2004. This change is primarily the result of the following changes: an increase of $.130 million in licensing and patent fees related to agreements with LANL; an increase of $.267 million in consulting and other professional fees including increases of approximately $.444 million of costs related to Sarbanes-Oxley compliance and the SEC review of the Company's filings, $.308 million of costs related to consultants for government relations, financial consulting and information technology partially offset by decreases of $.300 million in advisory fees and $.148 million in legal fees related to the 2004 private placement amendment; increased salaries and employee benefits of $2.052 million related to an increase in the number of employees working in government and military relations and strategic planning and business development efforts, engineering management, an expanded sales organization at MTI Instruments, an increase in corporate support employees related to Sarbanes-Oxley compliance, the addition of Government Systems in September 2004, severance costs and non-cash stock-based compensation expense; increased depreciation expense of $.291 million due to an increase in capital expenditures; and a $.099 million increase in other expenses, net.

Operating Loss. Operating loss for the three months ended September 30, 2005 in comparison to the same period last year decreased by $1.005 million to $2.623 million, a 27.7% decrease. This decrease in operating loss results primarily from decreases in funded and unfunded research and product development expenses and increases in funded research and development revenue partially offset by increases in selling, general and administration expense and decreases in gross profits from product revenues in the Test and Measurement Instrumentation segment.

Operating loss for the nine months ended September 30, 2005 in comparison to the same period last year increased by $.918 million to $11.465 million, an 8.7% increase. This increase in operating loss results primarily from increases in selling, general and administration expense and funded research and product development expenses in the New Energy segment as well as decreases in gross profits from product revenues in the Test and Measurement Instrumentation segment partially offset by increases in funded research and development revenue in the New Energy segment and decreases in unfunded research and product development expenses.

Gain on Sale of Securities Available for Sale. Results for the three and nine months ended September 30, 2005 included a $.490 million and $10.125 million gain on sale of securities available for sale, respectively, compared to gains of $0 and $3.129 million, respectively, for the same periods in 2004. During the three months ended September 30, 2005, the Company sold 100,000 shares of Plug Power common stock at a price of $6.68 per share, with proceeds to the Company of $.668 million. On June 24, 2005, Fletcher notified the Company of its election to exercise in full its right to purchase from the Company certain shares of common stock of Plug Power. As a result of this election, Fletcher purchased 1,799,791 shares of Plug Power common stock from the Company at a price of $0.7226 per share, with proceeds to the Company of $1.301 million. This transaction closed on June 28, 2005 and, in connection with this exercise, the Company recognized a loss on the derivative immediately prior to exercise of $7.173 million and a gain on the sale of Plug Power common shares of $9.635 million.

Loss on Derivatives. The Company recorded a loss of $0 million and $2.635 million on derivative accounting for the three months ended September 30, 2005 and 2004, respectively. These results relate to the embedded derivative for the purchase of Plug Power common stock, which is part of the 2004 private placement transaction and the January 2004 expiration of the SatCon warrants. The embedded derivative, prior to its exercise, was valued on a quarterly basis using the Black-Scholes Option Pricing model and upon its exercise on June 24, 2005 was valued using the intrinsic value method.

The Company recorded losses of $10.407 million and $2.424 million on derivative accounting for the nine months ended September 30, 2005 and 2004, respectively. These results relate to the embedded derivative for the purchase of Plug Power common stock, which is part of the 2004 private placement transaction and the January 2004 expiration of the SatCon warrants. Changes in derivative fair value for the embedded derivative is calculated using the Black-Scholes Option Pricing Model or upon exercise using the intrinsic value method.

Income Tax (Expense) Benefit The income tax expense rate for the three months ended September 30, 2005 was 7.19% and the income tax benefit rate for the three months ended September 30, 2004 was 39.75%. The tax rates are primarily due to losses generated by operations, changes in the valuation allowance and the projected annual effective tax rate adjustments. It is anticipated that a full valuation allowance will be required by the end of 2005 and the provision for the three months ended September 30, 2005 has been adjusted to reflect the projected annual effective tax rate including the anticipated impact of a full valuation allowance.

The income tax expense rate for the nine months ended September 30, 2005 was 3.57% and the income tax benefit rate for the nine months ended September 30, 2004 was 39.40%. The tax rates are primarily due to losses generated by operations, changes in the valuation allowance and the projected annual effective tax rate adjustments. It is anticipated that a full valuation allowance will be required by the end of 2005 and the provision for the nine months ended September 30, 2005 has been adjusted to reflect the projected annual effective tax rate including the anticipated impact of a full valuation allowance.

The valuation allowance at September 30, 2005 was $7.037 million and at December 31, 2004 was $1.836 million. The Company determined that it was more likely than not that the ultimate recognition of certain deferred tax assets would not be realized.

Further, as a result of ownership changes in 1996, the availability of $.561 million of net operating loss carry-forwards to offset future taxable income will be limited pursuant to the Internal Revenue Code.

Liquidity and Capital Resources

The Company has incurred significant losses as it continues to fund MTI Micro's DMFC product development and commercialization programs. The Company expects that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, gains on sales of securities available for sale, the operating results of MTI Instruments and MTI Micro, the availability of equity financing including the additional investment rights issued in connection with the 2004 private placement and the ability to attract government funding resources to offset research and development costs. As of September 30, 2005, the Company had an accumulated deficit of $77.380 million. During the nine months ended September 30, 2005, the Company's results of operations resulted in a net loss of $10.756 million and used cash in operating activities totaling $10.418 million. This cash use in 2005 was funded primarily by cash and cash equivalents on hand as of December 31, 2004 of $22.545 million. The Company expects to continue to incur losses as it seeks to develop and commercialize Mobion® fuel cell systems and it expects to continue funding its operations from current cash and cash equivalents, the sales of securities available for sale, proceeds, if any, from the exercise of additional investment rights issued in connection with the 2004 private placement or other equity financings and government program funding. The Company expects to spend approximately $9.1 million on research and development of Mobion® fuel cells and $1.1 million in research and development on MTI Instruments' products in 2005.

There can be no assurance that the Company will not require additional financing during 2005 or that any additional financing will be available to the Company on terms acceptable to the Company, if at all. Cash used in operations is expected to total approximately $14.7 million for 2005. Further, cash used for capital expenditures is expected to total approximately $1 million in 2005 and will consist of purchases for furniture, computer equipment, software and manufacturing and laboratory equipment. The Company believes it will have adequate resources to fund operations and capital expenditures through the third quarter of 2007 based on current cash and cash equivalents, current cash flow and revenue projections and the potential sale of securities available for sale at current market values. Proceeds from the sale of securities available for sale are subject to fluctuations in the market value of Plug Power. The Company may also seek to provide additional resources through an equity offering. Government revenues and Fletcher's potential exercise of additional investment rights totaling up to an additional $20 million could also provide additional resources. The Company anticipates that it will have to raise additional equity capital to fund its long-term business plan, regardless of whether Fletcher exercises any or all of its additional investment rights.

Future sales of Plug Power securities will generate taxable income or loss, which is different from book income or loss, due to the tax bases in these assets being significantly different from their book bases. Book and tax bases as of September 30, 2005 are as follows:

		Average	Average
Security	Shares Held	Book Cost Basis	Tax Basis
Plug Power	3,693,436	$1.78	$0.96

As of September 30, 2005, the Company owned 3,693,436 shares of Plug Power common stock. In connection with the 2004 private placement the Company had placed 2,700,000 of its Plug Power shares in escrow. On June 24, 2005, Fletcher notified the Company of its election to exercise in full its right to purchase from the Company certain shares of common stock of Plug Power. As a result of this election, Fletcher purchased 1,799,791 shares of Plug Power common stock from the Company at a price of $0.7226 per share, with proceeds to the Company of $1.301 million. This transaction closed on June 28, 2005 and, in connection with this exercise, the Company recognized a loss on the derivative immediately prior to exercise of $7.173 million and a gain on the sale of Plug Power common shares of $9.635 million. Additionally, the remaining 900,209 shares of Plug Power common stock were released from escrow on June 30, 2005.

Plug Power stock is currently traded on the Nasdaq National Market and is therefore subject to stock market conditions. When acquired, these securities were unregistered. Plug Power securities are considered "restricted securities" as defined in Rule 144 and may not be sold in the future without registration under the Securities Act, unless in compliance with an available exemption there from.

Working capital was $31.192 million at September 30, 2005, a $3.620. million decrease from $34.812 million at December 31, 2004. This decrease is primarily the result of the use of cash in operations offset by increases in the market value of securities available for sale and number of shares due to the release from escrow of previously restricted securities.

At September 30, 2005, the Company's order backlog was $1.255 million, compared to $.480 million at December 31, 2004.

Inventory and accounts receivable (from product revenues) turnover ratios and their changes for the nine months ended September 30 are as follows:
	2005	2004	Change
Inventory	1.80	1.80	-
Accounts receivable (from product revenues)	6.47	6.65	(.18)

The decrease in the accounts receivable turnover ratio is primarily the result of lower sales in 2005 to the U.S. Air Force which pays its obligations more quickly than typical commercial accounts.

Cash flow used by operating activities was $10.418 million for the nine months ended September 30, 2005 compared with $9.133 million in 2004. This cash use increase of $1.285 million reflects increases in cash expenditures to fund New Energy segment operations' growth, partially offset by balance sheet changes, which reflect the timing of cash payments and receipts.

Capital expenditures were $.721 million during the first nine months of 2005, a decrease of $.527 million from the prior year. Capital expenditures in 2005 included computer equipment, demonstration equipment, software, and manufacturing and laboratory equipment. There were $.019 million in outstanding commitments for capital expenditures as of September 30, 2005. The Company expects to finance these expenditures with current cash and cash equivalents, the sale of securities available for sale, equity financing and other sources, as appropriate and to the extent available.

Pursuant to additional investment rights, Fletcher has the right, but not the obligation, to purchase, in a single purchase or multiple purchases, up to an additional $20 million of our common stock at any time prior to December 31, 2006 at a price per share equal to $6.023 (as adjusted from $6.34), which date and price may be extended and adjusted, respectively, in certain circumstances.

The Company may sell shares of Plug Power common stock in connection with its previously announced strategy to raise additional capital through the sale of Plug Power stock in order to fund its micro fuel cell operations. Taxes on the net gains are expected to be offset by the Company's operating losses. As of September 30, 2005, the Company has estimated its remaining net operating loss carry forwards to be approximately $36.049 million.

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

In December 2004, SFAS No. 123 (revised 2004), Share-Based Payment, ("SFAS No. 123R") was issued. In March 2005 the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107"). SAB 107 expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. In April 2005, the SEC delayed the implementation of

SFAS 123R for public companies until the first annual period beginning after June 15, 2005. SFAS 123R is required to be adopted by the Company as of January 1, 2006.

The Company currently utilizes a closed form option-pricing model to measure the fair value of stock-based compensation for employees. SFAS 123R permits the use of this model or other models such as a lattice model. The Company has not yet determined which model it will use to measure the fair value of share-based grants to employees upon the adoption of SFAS 123R. The effect of expensing stock options in accordance with the original SFAS 123 is presented above under Note 2, Significant Accounting Policies. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This presentation may reduce net operating cash flows and increase net financing cash flows in periods after the effective date. The amount of this excess tax deduction benefit was $81 thousand and $130 thousand in the nine months ended September 30, 2005 and 2004, respectively. The unvested value of share awards to be amortized into the operating statement is approximately $3.242 million as of September 30, 2005.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29 ("SFAS No. 153"). SFAS No. 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for non-monetary asset exchanges beginning in our second quarter of fiscal 2006. The Company is in the process of evaluating the impact of this standard on its consolidated financial statements.

In May 2005, SFAS No. 154, Accounting Changes and Error Corrections - replacement of APB Opinion No. 20 and FASB Statement No. 3, ("SFAS No. 154") was issued. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods' financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not expect the adoption of SFAS No. 154 to have a material impact on its results of operations, financial position or cash flows.

In June 2005, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements ("EITF 05-6"). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The Company does not believe that the adoption of EITF 05-6 will have a significant effect on its financial statements.

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

  our need to raise additional financing;
  risks related to developing Mobion® direct methanol micro fuel cells and whether we will ever successfully develop commercially viable Mobion® fuel cell systems;
  the potential for early termination of our agreement with Gillette and its Duracell division;

  our inability, or Gillette's inability, to develop Mobion® fuel cell systems or fuel refills on our planned schedule;
  market acceptance of Mobion® fuel cell systems;
  risks related to our first Mobion® fuel cell product delivered in December 2004, including reliability, run time, customer acceptance and safety;
  our dependence on OEMs integrating Mobion® fuel cell systems into their devices;
  the need for current regulations to change to permit methanol to be carried onto airplanes for Mobion® fuel cell systems to achieve mass market commercialization;
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
  general market conditions; and
  other factors referred to under the caption "Risk Factors" which are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2004, as amended (the "2004 Form 10-K").

Readers should not rely on our forward-looking statements. These and other risks are set forth in greater detail in the "Risk Factors" section of our 2004 Form 10-K, which are incorporated herein by reference and under the caption "Additional Information Concerning Risks" in this Quarterly Report on Form 10-Q. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of our 2004 Form 10-K, which are incorporated herein by reference.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company's management, under the supervision of and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, reported and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure in accordance with Exchange Act Rule 13a-15(e). Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

The Company's management, including the Chief Executive Officer and the Chief Financial Officer, have concluded that the material weakness in the Company's internal controls over the calculation of the quarterly tax provision in accordance with generally accepted accounting principles as discussed in the Company's Quarterly Report on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005, was remediated as of September 30, 2005. The remedial actions included strengthening internal controls over the preparation and review of income tax accounting procedures through improvements to our organizational structure that provide for a separate individual preparing the tax accrual and the chief financial officer reviewing the tax accrual. Additionally, we implemented a checklist of items considered during the preparation and review of the income tax provision, in order to identify unusual or complex transactions that should be evaluated for the appropriate tax and accounting requirements.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company's fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Mechanical Technology Incorporated
11/09/2005 (Date)	/s/Steven N. Fischer Steven N. Fischer Chief Executive Officer

11/09/2005 (Date)	/s/Cynthia A. Scheuer Cynthia A. Scheuer Vice President, Chief Financial Officer and Secretary