Form 10-K
period 2005-12-31
MECHANICAL TECHNOLOGY INC
filed 2006-03-14
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

$.01 Par Value Common Stock (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2005 (based on the last sale price of $3.56 per share for such stock reported by NASDAQ for that date) was approximately $101,988,058.

As of March 9, 2006, the Registrant had 30, 972,325 shares of common stock outstanding.

Documents incorporated by reference: Portions of the registrant's Proxy Statement for its 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1: Business

Overview

Mechanical Technology Incorporated, ("MTI" or the "Company"), a New York corporation, was incorporated in 1961. MTI operates in two segments, the New Energy segment which is conducted through MTI MicroFuel Cells Inc. ("MTI Micro"), a majority-owned subsidiary, and the Test and Measurement Instrumentation segment, which is conducted through MTI Instruments, Inc. ("MTI Instruments"), a wholly owned subsidiary.

At its MTI Micro subsidiary, the Company is primarily focused on the development and commercialization of advanced cord-free rechargeable power pack technology for portable electronics. MTI Micro has developed a patented, proprietary direct methanol fuel cell ("DMFC") technology called Mobion®, which generates electrical power using up to 100% methanol as fuel. MTI Micro's Mobion® technology is intended to replace current Lithium-Ion and similar rechargeable battery systems currently used by original equipment manufacturers (OEMs) in many hand held electronic devices such as personal digital assistants ("PDAs"), Smartphones and other accessories. The Company formed MTI Micro as a subsidiary on March 26, 2001 and currently owns approximately 90% of the outstanding common stock of MTI Micro. The remaining 10% is owned by strategic partners, other investors, and MTI Micro employees and board members. In addition, directors and employees of MTI Micro also hold options to purchase shares of MTI Micro common stock representing approximately .45% of MTI Micro's outstanding common stock on a fully diluted basis as of December 31, 2005. Such options are vested or will vest within the next four years.

At its MTI Instruments subsidiary, the Company designs, manufactures, and sells high-performance test and measurement instruments and systems. MTI Instruments was incorporated as a subsidiary on March 8, 2000 and has three product groups: general dimensional gaging, semiconductor and aviation. These products consist of electronic, computerized gaging instruments for position, displacement and vibration applications for the design, manufacturing and test markets; semiconductor products for wafer characterization of semi-insulating and semi-conducting wafers for the semiconductor market; and engine balancing and vibration analysis systems for both military and commercial aircraft.

MTI also co-founded and retains a minority interest in Plug Power Inc. ("Plug Power") (Nasdaq: PLUG), a developer of clean, reliable, on-site energy products.

New Energy Segment

Trends in portable electronics are creating a growing need for longer-lasting portable power. Consumers want increased intelligence and functionality for their portable devices. They want more memory, color screens, and convergence of several devices into a multi-purpose one (i.e. cell phones that are also digital cameras and MP3 players). More and more devices are being connected to some kind of network and increasingly used by consumers who want them on and leave them on. All these trends require more energy than current technologies - like battery technologies - may be able to provide.

MTI Micro expects that its proprietary technology should provide the improved power necessary to operate present and future generations of portable electronics and their accessories. MTI Micro's Mobion® technology should last longer because of its high energy density, and it may eliminate the need for a lengthy recharge because it can be instantly refueled (recharged) by inserting a new fuel refill of methanol or refueling with a canister.

Mobion® Technology: MTI Micro's Mobion® direct methanol fuel cells are electrochemical devices that convert high energy density fuel (methanol) directly into electricity. The heart of a Mobion® fuel cell is a membrane between two catalyst layers. The micro fuel cell produces electrical current when the fuel is introduced to the anode catalyst layer. At the anode catalyst the fuel reacts to produce protons, electrons, and carbon dioxide. The membrane allows protons to pass through to the cathode catalyst layer. Electrons are forced to take an alternative path, and flow through current collectors providing power. At the cathode catalyst layer, the protons and electrons recombine and react with oxygen to form water.

Direct methanol fuel cells operate relatively silently, and at low temperatures and MTI Micro's Mobion® technology is being designed to reduce parts count and the need for complex components. The Mobion® technology platform can be customized to provide portable power for a number of applications depending on the power level, required run time and size requirements.

MTI Micro's Mobion® technology uses methanol as fuel. Methanol - a simple alcohol commonly used in windshield wiper fluid -is biodegradable and because it is a liquid, it is easily stored and transported. In addition, methanol is inexpensive, readily available and in its natural state has high energy density (about 4800 Wh/L). Methanol is increasingly seen as a fuel of choice in the industry for micro fuel cells and it is being adopted by many in the industry because of its high energy density, packaging advantages, environmental and safety considerations and low cost.

Research and Development: MTI Micro is developing two DMFC technology platforms - low power and high power. Our low power platform is a simplified DMFC technology platform intended to eliminate many of the pumps and valves found in traditional DMFC systems. Low power applications are optimal for portable electronic applications such as PDAs, digital cameras and camera accessories. The high power platform may serve applications such as video cameras, laptops and power accessories for consumer and industrial electronics applications. There is also demand for improved power sources coming from both military and homeland securities markets for applications like unattended ground sensors and homeland security monitoring where the platform may be adapted with a few changes. MTI Micro's technology platform also focuses on using components and subsystems that use standard mass manufacturing practices. This technology platform is designed to permit MTI Micro to address the needs of applications with various power, duration and size requirements. DMFC development efforts are also focused on reliability, manufacturability, miniaturization and cost considerations, as well as compliance with codes and standards for DMFC systems. MTI Micro shipped its initial low volume Mobion® fuel cell systems in late 2004. The Company and MTI Micro recognize that significant technical and engineering challenges remain before DMFCs can become commercially viable or available.

During 2005, 2004 and 2003, the Company spent approximately $9.7, $13.0 and $8.3 million, respectively, on product development and research costs, including $3.6, $4.0 and, $3.8 million, respectively, on partially funded research and development.

Product Development and Manufacturing: The product specifications required to successfully penetrate MTI Micro's targeted markets vary depending on the device being powered. Weight, volume, peak power, environmental conditions, power duration and reliability are all factors that pose limiting thresholds on Mobion® fuel cell product introduction and acceptance. Therefore, MTI Micro will target products that have specifications that intersect its technology roadmap at various stages of development, thereby permitting the introduction of products earlier, while building its supply chain, manufacturing capabilities and key Original Equipment Manufacturers ("OEMs") relationships.

The Company believes that when commercialized, Mobion® could eventually have higher energy density and therefore provide multiple times the benefits of existing Lithium-Ion batteries. When sold into the mass-commercial markets, Mobion® fuel cells should be able to power a wireless electronic device for longer periods of time than Lithium Ion batteries without recharging/refueling, and be instantly refueled without the need for a power outlet or a lengthy recharge.

MTI Micro has built a number of system prototypes that demonstrate technology capabilities, operation in any orientation and operation at a range of voltages. MTI Micro also uses laboratory systems to demonstrate and test advanced concepts and technology. MTI Micro has demonstrated laboratory systems operating on 100% methanol and another laboratory system has achieved an energy density of 250 Watt hours per liter ("Wh/l"), which is comparable to that of a typical prismatic Lithium Ion battery. This lab system also achieved an energy density of 200 Watt hours per kilogram ("Wh/kg") on a weight basis. In addition, in lab systems MTI Micro extracted 1 Wh/cc from methanol and 1.25 Watt hours per gram ("Wh/g") on a weight basis. In addition, in 2005 MTI Micro demonstrated in the laboratory, a low power test unit that ran continuously on one integrated fuel tank to achieve greater than 380 Wh of energy in the same size and shape as the BA5590 battery - one of the most used batteries in the military.

MTI Micro currently plans to use contract manufacturers to manufacture its Mobion® fuel cell products and has established contracts and relationships with key suppliers and contract manufacturers. MTI Micro also works with third-party suppliers to design, develop and manufacture subsystems and components of its Mobion® fuel cell products.

The commercialization of MTI Micro's Mobion® fuel cell products depends upon MTI Micro's ability to significantly reduce the costs of these systems and products, since they are currently substantially more expensive than systems and products based on existing technologies, such as rechargeable batteries. In addition to cost, MTI Micro continues to work on improving reliability, energy density, power density, life, and the overall performance of its Mobion® systems as well as reducing its size - critical components for successful penetration into the marketplace. We cannot assure that MTI Micro will be able to sufficiently reduce the cost of these systems and products without reducing their performance, reliability and longevity.

Although it is difficult to predict the development timetable and challenges of our Mobion® technology - a disruptive technology that may be able to provide multiple times the benefits of existing technologies, the Company expects to have units available for testing in the military markets by the end of 2006.

Business Strategy and Commercialization: The market for rechargeable batteries or power packs is large, well established and growing, experiencing sales of several hundred million units per year. MTI Micro's business strategy is to develop a robust, reliable, manufacturable, cost-effective Mobion® technology platforms suitable for the consumer markets and to first target military and industrial markets. Potential military markets include extended life power sources for a number of applications including communication devices, sensors, soldier on-body power and other mission critical devices for the war on terror. Potential industrial markets include portable communications devices, wireless scanners, hand-held inventory control devices and electronic healthcare products. The potential consumer markets span a broad range of mass-market portable electronic devices such as PDAs, cell phones, global positioning systems and digital cameras. Initial applications in the consumer markets will be high value-added devices such as portable navigation systems, digital cameras, game players, camcorders and accessories for them. The Company then plans to penetrate into the even larger market for products such as cell phones and laptops.

As a result of discussions with its partners, government agencies, OEMs and others, MTI Micro has developed a commercialization strategy that consists of two overlapping phases (military/industrial and consumer) for market introduction of its Mobion® fuel cells. This tiered approach is intended to enable MTI Micro to gradually penetrate each of its selected markets.

To move the Company forward in 2006, the Company has set the following milestones for MTI Micro:

  Increase system efficiency by 30 percent to 1.3 Wh per cc of fuel in the second quarter;

  Customer demonstration of a product-intent military portable power system in the third quarter;

  Develop a prototype for the consumer market that exceeds the energy density of Lithium Ion batteries in the third quarter;

  Operationally robust units available to sell for field testing in the military market by the end of 2006;

  Enter into an agreement with a lead consumer OEM by the end of 2006 - a year later than originally projected.

During 2005, MTI Micro's management met important milestones, including:

  The development of an engineering prototype with a replaceable fuel refill for the consumer market in the second quarter;

  Delivery of five sensor power pack prototypes in the third quarter;

  Delivery of a soldier/radio power pack prototype in the third quarter;

  Doubled the energy density of the military's BA5590 battery in a laboratory unit during the fourth quarter;

  Entered into an agreement with a lead customer/partner for the development of a military product during the fourth quarter.

Strategic Partnerships: MTI Micro intends to sell to multiple industries and enable OEMs to enhance existing product offerings. MTI Micro's strategy is to team with appropriate players in each of its targeted markets. In parallel with its product introduction strategy, MTI Micro plans to leverage joint development activities and other formal partnerships with key component and subsystems suppliers. MTI Micro also intends to rely heavily on OEMs as distribution channels for early military and industrial product introductions. MTI Micro anticipates that the nature of these relationships will vary, and as MTI Micro continues to mature and move forward with its product commercialization, such relationships will become increasingly important.

Strategic Agreements: The Gillette Company ("Gillette"): On September 19, 2003, MTI Micro entered into a strategic alliance agreement with Gillette whereby MTI Micro, Gillette and Gillette's Duracell business unit agreed to jointly develop and commercialize complementary micro fuel cell products to power future mass market, high volume and portable consumer devices.

The agreement provides for a multi-year exclusive partnership for the design, development and commercialization of a low power direct methanol micro fuel cell power system and a compatible fuel refill system. The strategic alliance agreement has three main components. First, Gillette and MTI Micro shall work together from a technical and marketing perspective to help create a market for micro fuel cells. Second, for a period of time, MTI Micro will receive a percentage of net revenues related to Gillette's sale of fuel refills for micro fuel cells. Third, Gillette has made, and may make in the future equity investments in MTI Micro. On September 19, 2003, Gillette made an initial $1 million investment in MTI Micro common stock and may make additional investments of up to $4 million subject to agreed milestones related to technical and marketing progress. As part of the agreement, MTI agreed to provide enough funding to MTI Micro to cover all operational costs for the first two years of the agreement and MTI satisfied this obligation in April 2004.

MTI Micro has not yet achieved the milestone necessary for the investment of the next $1 million in additional funds by Gillette. We do not expect this to occur, if at all, until late 2006 or 2007. Based on the current rate of progress with Gillette, we anticipate that Gillette will not invest the remaining $3 million until the end of 2008, if at all.

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

The strategic alliance agreement is terminable by either party for cause at any time. In addition, either party may terminate the agreement without cause after the completion of tasks and acceptance of all deliverables relating to the OEM marketing calls and concept product development milestone and the engineering product design milestone, as defined in the agreement and the work plan, as amended.

On August 18, 2004, MTI Micro entered into an amendment to the multi-year strategic alliance agreement. The amendment clarified the nature of the deliverables for the third and fourth milestones in the work plan; added an additional milestone; and changed the due dates for the third and fourth milestones. MTI Micro also granted a non-exclusive license to Gillette to any improvements made by MTI Micro to intellectual property developed by Gillette.

In May 2005, MTI Micro worked collaboratively with Gillette and completed milestone No. 3 - the development of an engineering prototype with a replaceable fuel refill.

On June 20, 2005, MTI Micro entered into the second amendment to the multi-year strategic alliance agreement. The amendment added an additional milestone relating to product identification, suitability and OEM validation. The amendment also added an additional termination right, exercisable by either party, relating to such milestone.

E.I. du Pont de Nemours and Company ("DuPont") : MTI Micro entered into an agreement with DuPont in August 2001 for the development and commercialization of DMFCs for portable electronics. This agreement expired in July of 2004 and was subsequently extended effective July 23, 2004 for an additional two years and may be renewed annually thereafter. The parties agreed to work together to jointly optimize DuPont's Nafion® membrane technology for MTI Mobion® fuel cell systems.

MTI Micro is also party to a supply agreement with DuPont providing that MTI Micro must purchase a majority of any membrane it purchases for its fuel cell from DuPont for a period of five years, commencing with the first commercial sale of fuel cells in volume by MTI Micro, if DuPont can meet best price and best quality in the industry. DuPont owns a minority equity interest in MTI Micro.

Flextronics International USA, Inc. ("Flextronics"): In November 2004, MTI Micro entered into a Design Services Agreement with Flextronics for design and development, pre-production design manufacturing engineering, prototyping and first article manufacturing of MTI Micro's Mobion® fuel cell systems.

Military Contractor: In December 2005, MTI Micro signed an Early Adopter Alliance Agreement with a leading provider of intelligence, secure communications systems, government services and homeland security. As part of this agreement, the parties will work together to determine and evaluate the use and integration of MTI Micro's Mobion® technology into the contractor's unattended ground sensor products. The two companies will cooperate on the demonstration of unattended ground sensor prototypes, identify military qualifications processes for any resulting products, and develop a market entry strategy for those products.

SES Americom Inc. ("SES Americom"): In December 2005, MTI Micro signed a Market Development Agreement with SES Americom, a world leader in satellite services and satellite-centric networks. As part of the agreement, the parties will determine and evaluate the use and integration of MTI Micro's Mobion® technology into SES Americom products that may benefit from alternative energy sources such as fuel cells. The two companies will work jointly on market identification, the development and delivery of prototypes, qualification processes for any resulting products and the development of a market entry strategy for those products.

Recent Grants , Contracts and Developments: During 2005, Saft America Inc. ("Saft"), received a $1million contract from the US Army Communications Electronic Command ("CECOM") to develop an advanced solider power system ("HASP") for military applications. MTI Micro is a subcontractor under this agreement and has received a purchase order for $470,000. As part of the contract, both Saft and MTI Micro are working together to build, test and demonstrate a system that combines the benefits of both direct methanol fuel cells and Lithium Ion battery technology. This contract is ongoing.

In January 2006, MTI Micro was notified by the U.S. Department of Energy ("DOE") that due to a reduction in funding levels to the Hydrogen, Fuel Cells & Infrastructure Technologies Program, MTI Micro will not receive its proportion of funding in 2006 for the $6.14 million, three-year, cost-shared development contract awarded to MTI Micro on August 1, 2004. Under this contract with MTI Micro, DOE authorized $2.35 million of spending on a cost-shared basis which ultimately will result in $1.17 million of contract revenue.  Since the U.S. Congress has not appropriated funding for FY2007, we cannot determine at this time if funding for FY2007 will be committed to this contract.

During 2004, the New York State Energy and Research Development Authority ("NYSERDA") modified its original contract dated March 2002 twice to reflect the addition of Phase III for $348 thousand (Enhanced Energy Conversion Efficiency of Direct Methanol Fuel Cells - Validation and Testing) and Phase IV for $202 thousand (DMFCs for traffic sensors). The project supports DMFC technology development and commercialization efforts. This contract is ongoing.

In October 2004, MTI Micro received two contracts to demonstrate energy density advantages and to quantify potential logistical advantages of its Mobion® fuel cells for the U.S. Armed Forces.

  The first award was administered by the U.S. Army Research, Development and Engineering Command and totaled approximately $250 thousand. The program included the delivery of five integrated, hybrid DMFC systems to Special Operations Forces ("SOF"). These systems are targeted to provide continuous power to devices used by SOF and to deliver more than two times the energy of the battery currently used while fitting the same form factor. On September 29th, 2005 MTI Micro fulfilled the contract and delivered five prototypes for sensor applications to the U.S. Special Operations Command ("SOCOM") to evaluate new technologies for field readiness.

  The second award, a Phase I Small Business Innovative Research contract from U.S. Marine Corps System Command, provided $70 thousand during 2005 to analyze and report on current regulations and requirements necessary to field DMFCs and fuel refill systems. This contract was completed in 2005.

In April 2004, MTI Micro entered into a $200 thousand contract with Cabot Superior Micro Powders ("CSMP") to evaluate the performance of CSMP's membrane electrode assembly ("MEA") for portable fuel cell application. During 2005, this contract was amended to increase the contract amount to $210 thousand. This contract was completed in 2005.

In November 2003, the Company entered into a $250 thousand contract with the Harris Corporation ("Harris") to build two prototype units of a DMFC hybrid power supply in a similar form factor of a military battery. The original agreement entered into in October 2003 for $200 thousand was modified in May 2004 increasing the contract to $250 thousand, and was again modified in 2005 to decrease the contract to $150 thousand. This contract was completed during 2005.

Marketing and Sales: In the New Energy segment, MTI Micro has an experienced sales and marketing organization. Pursuant to the Gillette strategic alliance agreement, Gillette and the Company have commenced a joint marketing effort to gather market information, generate and refine product roadmaps, establish key relationships, gather customer and OEM feedback and launch products into the marketplace.  MTI Micro regularly evaluates its target market by conducting primary and secondary research and actively meeting and speaking with key industry suppliers and OEMs. In addition, MTI Micro representatives attend and speak at numerous conferences and trade shows for fuel cells, fuel cell development, batteries and other relevant target markets.

MTI Micro's Mobion® technology was recognized with four industry awards since 2004. MTI Micro received the Frost & Sullivan 2005 Fuel Cell Entrepreneurial Company of the Year award and the 2004 Technology Innovation Award, and also accepted an award from Scientific American in recognition for its business leadership. A fourth award came in 2004 from Popular Science's Best of What's New as grand winner in the general innovations category.

Competition: We anticipate that the primary competitive considerations in MTI Micro's markets will be compatibility of DMFC power sources with portable electronic devices, requirements for power pack size, energy content, reliability and price. We also believe the first company to successfully introduce a DMFC product in the commercial markets will have significant advantages over its competitors. Many of MTI Micro's competitors have much greater access to capital, resources, component supplies, manufacturing capacity and distribution channels than MTI Micro. As such, because of the nature of product development, we cannot accurately determine our competitors' progress in developing DMFCs and whether such competitors' development efforts exceed MTI Micro's development efforts to date.

We analyze MTI Micro's competition based, in part, on two separate components of the DFMC market: (1) companies developing and providing DMFCs producing greater than three watts of energy, particularly companies focused on providing power devices for lap top computers; and (2) companies developing DMFCs producing less than three watts of energy. Within both of these categories, we have witnessed substantial changes during the last five years. Significant new competitors have emerged in Asia, Europe and in the United States. In addition, companies based in Japan, Korea, Germany and the United States have made patent filings in the United States for DMFC technologies.

Our primary focus in consumer markets is for hand held (less than 3 watt energy range) devices. Based on certain publicly available information, we believe MTI Micro's major competitors in the less than three watt energy range are large Asian companies, such as,

Hitachi Ltd. ("Hitachi"), Fujitsu Limited ("Fujitsu"), Samsung Electronics Co., Ltd. ("Samsung"), and Toshiba. These competitors have extensive patent portfolios and according to published reports, dedicated operations working on DMFCs and have publicly introduced prototypes. Hitachi demonstrated DMFCs in PDAs, Toshiba demonstrated DMFCs in Bluetooth headsets and in MP3 players, and Samsung has demonstrated an MP3 player. In addition, Samsung has publicly stated consumer market entry dates. We also compete with a number of smaller companies, such as, Medis Technologies Ltd., which announced a distribution and prototyping agreement with General Dynamics for military customers and a contract with Celestica in Ireland for the production of its power packs starting as early as the first quarter of 2007.

Based on certain publicly available information, we believe MTI Micro also faces significant competition in the greater than three watt energy range, and in particular from companies focused on providing power for lap top computers. In this segment, we believe our major competitors are large Japanese, Chinese, Korean and American companies, including but not limited to Canon Inc., Casio Computer Company Ltd., Nanfu Battery, Fujitsu Laboratories, UltraCell, Hitachi, Matsushita Electric Works (Panasonic), NEC, Samsung, Sanyo, and Toshiba. Each of these companies has greater access to resources than we do and, as the result of vertical integration, may have significant advantages in bringing product to market. We also consider Smart Fuel Cells AG ("Smart Fuel Cells"), based in Germany to be a significant competitor. Smart Fuel Cells has had product available in the market for three years. Other competitors include Protonex, a developer of fuel cell systems based on hydrogen PEM (proton exchange membrane) technology, and Millennium Cell, a developer of hydrogen battery technology for portable devices.

Intellectual Property and Proprietary Rights: MTI Micro relies on a combination of patent (both national and international), trade secret, trademark and copyright protection to protect its intellectual property ("IP"). MTI Micro's strategy is to apply for patent protection for all necessary design requirements. Additionally, MTI Micro systematically analyzes the existing IP landscape for DMFCs to determine where the greatest opportunities for developing IP exist.

In addition, MTI Micro enters into standard confidentiality agreements with its employees and consultants and seeks to control access to and distribution of its proprietary information. Even with these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization or to develop similar technology independently. In addition, effective patent/copyright, and trade secret protection may be unavailable or limited in certain foreign countries.

As of December 31, 2005, MTI Micro has filed 76 U.S. patent applications, 21 of which have been awarded. Internationally, MTI Micro has filed 20 Patent Cooperation Treaty Applications, and 10 National Phase Patent Applications. MTI Micro has developed an extensive portfolio of patent applications in areas including fuel cell systems, components, controls, manufacturing processes and system packaging.

MTI Micro believes that the following patents are material to its business and that all of its patents may be significant to its future business activities.

Number	Patent Title	Expiration Date
6,890,674	Methods and apparatuses for managing fluids in a fuel cell system	02/19/2022
6,824,899	Apparatus and Methods of Sensor-less Optimization of Methanol	11/22/2020
Concentration in a DMFC
6,821,658	Cold Start and Temperature Control Method and Apparatus for a	03/02/2021
Fuel Cell System
6,794,067	Fuel Cell Control and Measurement Apparatus and Method Using	11/29/2020
Dielectric Constant Measurement
6,761,988	FC System with Active Methanol Concentration Control	11/21/2020
6,686,081	Methods and Apparatuses for a Pressure Driven Fuel Cell System	05/15/2021
6,632,553	Methods and Apparatuses for Managing Effluent Products in a Fuel	03/27/2021
Cell System
6,590,370	Switching DC-DC Power Converter and Battery Charger for Use with a	10/01/2022
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

patents. No changes were made to the license fees or royalties due under such license. MTI Micro also has licensing rights and obligations with respect to IP developed under agreements with Gillette, DuPont and other vendors.

Codes and Standards: MTI Micro is a leader in the development of codes and standards associated with direct methanol fuel cells. In 2004, MTI Micro became the world's first company to obtain micro fuel cell safety compliance certifications for a fuel cell product from Underwriter's Laboratory ("UL") and from CSA International ("CSA"). MTI Micro received United Nations ("UN") packaging certification and was deemed compliant by the U.S. Department of Transportation for worldwide cargo shipment of its methanol fuel cartridges. The methanol cartridges were manufactured by MTI Micro's manufacturing partner Flextronics, in San Jose, California.

In addition to being the first company to receive UL and CSA certification, MTI Micro worked to help develop the proposal adopted by the UN which gives methanol fuel cartridges their own classification, a significant step forward for us and the industry. MTI Micro and others worked with regulatory bodies to create a first draft of the international standards for methanol safety and use, including those related to transport on commercial airplanes. At the same time, a number of presentations were made to various UN bodies in an effort to increase the understanding and acceptance of micro fuel cells and fuel cartridges. As a result, during 2005 the International Civil Aviation Organization's ("ICAO") safety panel recommended approval of the transportation and use of methanol fuel cells to power portable electronics in airplane passenger cabins. The action of this panel still needs to be submitted for comment to all ICAO members and then considered for final adoption by the 36-member ICAO Council, which could happen as early as the second quarter of 2006. If formally adopted, the regulation will go into effect on January 1, 2007. This is a key event in an on-going effort to develop regulatory acceptance of fuel cell power systems.

As part of the vote from ICAO's safety panel in 2005, butane and formic acid fuels were also approved but other fuels - such as hydrogen and sodium borohydride - were not approved outlining a possible barrier of entry into the business/leisure travel consumer market for those companies developing technologies with such fuels.

Test and Measurement Instrumentation Segment

MTI Instruments is a world wide supplier of metrology, portable balancing equipment and inspection systems for semiconductor wafers. MTI Instruments products use state-of-the-art technology to solve complex real world applications in numerous industries including automotive, semiconductor, commercial and military aviation and data storage. MTI Instruments is currently investing in extending their sales reach and developing new product offerings. These investments include more automated and sophisticated sales and marketing management systems, expanded sales coverage in both Europe and the Far East and a concentrated focus on internet marketing. Product investments share a common theme: incorporation of our product technology into larger value added systems that enable MTI Instruments to offer the complete solutions that customers demand. MTI Instruments has industry recognized customer service and has worked with over 200 companies worldwide.

Products and Services: MTI Instruments has three product groups: General dimensional gaging, semiconductor and aviation. Our products consist of electronic, computerized gaging instruments for position, displacement and vibration applications for the design, manufacturing and test markets; semiconductor products for wafer characterization of semi-insulating and semi-conducting wafers for the semiconductor market; and engine balancing and vibration analysis systems for both military and commercial aircraft.

General Dimensional Gaging: MTI Instruments' sensing systems employ fiber optic, laser and capacitance technologies to make nano-accurate measurements in product design and quality related processes. Gaging products include laser, fiber-optic and capacitance systems that measure a variety of parameters including displacement, position, vibration and dimension.

Listed below are selected MTI Instruments product offerings:
Product	Description	Markets Served
Accumeasure™ 9000	Ultra-high precision capacitive gaging system offering nanotechnology accuracy.	Data storage, semiconductor and automotive industries.
MTI-2100 Fotonic™ Sensor	Fiber-optic based vibration sensor with extremely high frequency response.	Data storage, semiconductor and automotive industries.
Microtrak™ II	High speed laser sensor utilizing the latest complementary metal-oxide semiconductor/charge-coupled device technology.	Data storage, semiconductor and automotive industries.

Semiconductor: MTI Instruments' family of wafer metrology systems range from manually operated units to fully automated systems which test key wafer characteristics critical to producing high quality chips used in the semiconductor industry. These units are used as quality control tools delivering highly precise measurements for thickness variations, bow, warp, resistivity, and flatness. These systems can be used on substrates varying widely in size and materials.

The semiconductor product line includes the following products:
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

Wafer metrology segment of the semiconductor industry.
ProformaTM 200SA/300SA	Semi-automated, full wafer surface scanning for thickness, TTV, bow, warp, site and global flatness. The Proforma™ 200SA can be used for all wafer materials and accommodates diameters of 75 - 200 mm.	Wafer metrology segment of the semiconductor industry.
ProformaTM 300/300G

Manual, non-contact measurement of wafer thickness, TTV and bow. The Proforma™ 300 measures all wafer materials including Silicon, Gallium-Arsenide, Indium-Phosphide and wafers mounted to sapphire or tape. The Proforma™ 300/G can accept wafers from 50 to 300 mm.

Wafer metrology segment of the semiconductor industry.

Aviation: MTI Instruments' computer-based PBS systems automatically collect and record aircraft engine vibration data, identify vibration or balance trouble in an engine, and calculate a solution to the problem. These units are used and recommended by major aircraft engine manufacturers and are also used extensively by the U.S. Air Force, other military and commercial airlines and gas turbine manufacturers.

MTI Instruments' aviation products include vibration analysis and engine trim balance instruments and accessories for commercial and military jets. These products are designed to quickly pinpoint engine problems and eliminate unnecessary engine removals. Selected products in this area include:
Product	Description	Markets Served
PBS-4100 Portable Balancing System

The standard of the aviation industry worldwide, the portable PBS-4100 detects if an engine has a vibration problem or a trim balance problem and provides a solution. This system works on all engine types and models from all engine manufacturers.

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

Marketing and Sales: In the Test and Measurement Instrumentation segment, MTI Instruments markets its products and services using channels of distribution specific to each of its product groups and customer base. The general dimensional gaging product group markets it products through a combination of manufacturer representatives in the United States and distributors overseas. The semiconductor product group markets its products exclusively through domestic distributors and international sales representatives, while the aviation group primarily sells direct to the end user.

To supplement these efforts, the company utilizes both commercial and industrial search engines, targeted newsletters, an independent representative network and appropriate trade shows to identify and expand its customer base.

Comparisons of sales by class of products, which account for over 10 percent of the Company's consolidated sales, are shown below for the years ended December 31:
	2005		2004		2003
(Dollars in thousands)	Sales	%	Sales	%	Sales	%
Aviation	$ 3,013	50.12	$ 4,027	53.48%	$ 2,931	52.84%
General Gaging	2,688	44.71	2,393	31.78	2,289	41.26
Semiconductor	311	5.17	1,110	14.74	327	5.90
Total	$ 6,012	100.00%	$ 7,530	100.00%	$ 5,547	100.00%

Product Development and Manufacturing: MTI Instruments is working on expanding its range of capacitance products to increase penetration into new market segments and management believes that the success of the enterprise depends to a large extent upon innovation, technological expertise and new product development. Initiatives are underway to bring new products to market during 2006. MTI Instruments also plans to continue the development of advanced PBS systems for use in the military and commercial markets.

MTI Instruments' latest product offerings include: In the general gaging area, for 2004, MTI Instruments introduced the MTI-2100 Fotonic™ Sensor - a "next generation" fiber-optic sensor for high-resolution, non-contact measurement of high frequency vibration and motion analysis. The amplifier replaced the MTI-2000 Fotonic Sensor. MTI Instruments also added the 1515 low-noise amplifier to its Accumeasure line. It is designed to meet the stringent requirements of brake rotor measurement applications in the automotive industry. In Semiconductors, for 2004, MTI Instruments introduced the Proforma™ 300SA - a semi-automated tool for measuring thickness, total thickness variation, bow, warp, stress and flatness of 300mm wafers. In aviation, for 2004, MTI Instruments introduced the PBS-3300 - a compact balancing and vibration diagnostics system for use in mobile test cells and distributed test stands. The PBS-3300 is currently being used to balance the AGT 1500 gas turbine engine in the U.S. Army's M1A1 tank.

MTI Instruments assembles and tests its products at its facilities located in Albany, New York. MTI Instruments believes that its existing assembly and test capacity is sufficient to meet its current needs and short term future requirements. Also, management believes that most of the raw materials used in our products are readily available from a variety of vendors.

Intellectual Property and Proprietary Rights: MTI Instruments relies on trade secret laws and patents to establish and protect the proprietary rights of its products. In addition, MTI Instruments enters into standard confidentiality agreements with its employees and consultants and seeks to control access to and distribution of its proprietary information. Even with these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization or to develop similar technology independently. In addition, effective patent and trade secret protection may be unavailable or limited in certain foreign countries. MTI Instruments has one patent issued supporting its semiconductor product line.

Significant Customers: MTI Instruments' largest customers include the U.S. Air Force and companies in the computer, electronic, semiconductor, automotive, aerospace, aircraft and bioengineering fields. In the Test and Measurement Instrumentation Segment, in 2005, the U.S. Air Force accounted for $2.385 million or 39.7% of product revenues; in 2004, the U.S. Air Force accounted for $3.508 million or 46.6% of product revenues; in 2003, the U.S. Air Force accounted for $2.261 million or 40.8% of product revenues. A loss of the U.S. Air Force as a customer would have a material adverse effect on this segment.

Recent Contracts: In 2002, MTI Instruments was awarded a multi-year U.S. Air Force contract to service and retrofit existing PBS-4100 jet engine balancing systems with the latest diagnostic and balancing technology could potentially generate up to a total of $8.8 million in sales for the Company between the years 2002 and 2007. As of December 31, 2005, MTI Instruments had recorded $5.3 million in orders for approximately 59% of the five-year contract's total value.

Competition: MTI Instruments is subject to competition from several companies, many of which are larger than MTI Instruments and have greater financial resources. MTI Instruments' competitors include ADE Corporation, Sigma Tech Corporation, Corning Tropel Corporation, Chadwick-Helmuth, ACES Systems and Keyence Corporation. While MTI Instruments has a share of its respective specialized market segments, it does not consider its share to be dominant within its industry. The primary competitive considerations in MTI Instruments' markets are product quality and performance, price, timely delivery, and the ability to identify, pursue and bring new customers. MTI Instruments believes that its employees, product development skills, sales and marketing systems and reputation are competitive advantages.

Employees

The total number of employees of MTI and its subsidiaries was 125 as of December 31, 2005, as compared to 128 as of December 31, 2004. Fiscal 2005 employees include corporate operations and the Company's two subsidiaries, MTI Micro and MTI Instruments. Executives and staff were chosen for their acumen, ability and experience in areas critical to the execution of the Company's core business strategy.

Financing Arrangements

Private Placement: The Company entered into a financing transaction with Fletcher International, Ltd. ("Fletcher"), on January 29, 2004 and amended the terms of such transaction on May 4, 2004. To date, Fletcher has purchased 2,680,671 shares of our common stock pursuant to such financing transaction. In addition, Fletcher has the right to purchase an additional $20 million of MTI's common stock, on one or more occasions, at a price of $6.023 (adjusted from $6.34) per share at any time prior to December 31, 2006. Fletcher also has the right to receive Company shares without payment upon the occurrence of certain events, including but not limited to, failing to register for resale with the SEC shares purchased by Fletcher on the agreed upon time table, a restatement of the Company's financial statements, change of control of the Company and issuance of securities at a price below Fletcher's purchase price. We have filed registration statements covering all of the shares purchased by Fletcher to date and in the event of any additional purchases we are similarly obligated to file one or more registration statements covering the resale of such shares. In connection with the late effective date for the registration statement filed on January 6, 2005, the Company issued and registered 66,413 shares of common stock to Fletcher without any additional payment. At December 31, 2005, Fletcher owned 393,515 shares or 1.3% of the Company's common stock.

Gillette Company ("Gillette"): Gillette entered into a strategic alliance agreement with MTI Micro on September 19, 2003, whereby MTI Micro, Gillette and Gillette's Duracell business unit will seek to jointly develop and commercialize micro fuel cell products to power high-volume, low-power, hand-held and mass market portable consumer devices. This agreement was amended on June 20, 2005 and August 18, 2004. Pursuant to the agreement, Gillette purchased 1,088,278 shares of MTI Micro common stock (362,760 post 2004 1-for-3 reverse split) at a price of $.92 ($2.76 post 2004 1-for-3 reverse split) per share for $1 million. In connection with this agreement, Gillette may make additional investments of up to $4 million subject to agreed milestones.

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

Backlog

The backlog of orders believed to be firm is as follows:

December 31, 2005	$0.9 million
December 31, 2004	$0.5 million
December 31, 2003	$0.4 million

The backlog relates to contracts and purchase orders received from commercial customers and government agencies.

Segment Information

Segment information is set forth in Note 19 - Geographic and Segment Information - of the Notes to Consolidated Financial Statements referred to in Item 8 below and incorporated herein by reference.

Subsequent Events

Sales of Securities available for Sale: From January 1 through March 13, 2006, the Company sold securities available for sale as follows:
(Dollars in thousands)
	Number of	Proceeds
Company	Shares Sold	from Sales

Plug Power	303,500	$1,805

Lease Termination: MTI Micro entered into a Lease Termination Agreement in connection with certain premises at 750 University Avenue, Suite 270, Los Gatos, CA with 750 University, LLC. The Lease Termination Agreement was fully executed on February 9, 2006 with a lease termination effective date of January 31, 2006. The Company accrued $25 thousand in connection with this lease termination obligation.

Contracts: In January 2006, MTI Micro was notified by the DOE that due to a reduction in funding levels to the Hydrogen, Fuel Cells & Infrastructure Technologies Program, MTI Micro will not receive its proportion of funding in 2006 for the $6.14 million, three-year, cost-shared development contract awarded to MTI Micro on August 1, 2004. Under this contract with MTI Micro, the DOE has only authorized $2.35 million of spending on a cost-shared basis which will ultimately result in $1.17 million of contract revenue.  Since the U.S. Congress has not appropriated funding for FY2007, the Company cannot determine at this time if funding for 2007 will be committed to this contract.

Availability of Information

The Company makes available through our website (http://www.mechtech.com), free of charge, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after such reports are electronically filed with, or furnished, to the SEC. These reports may be accessed through the Company's website's Investor Relations page.

The public may read and copy any materials the Company files with the SEC at the SEC's Public Reference Room at 100 F Street, NE, Room 1580, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company files electronically with the SEC and the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Item 1A: Risk Factors

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

Except as may be required by applicable law, we do not undertake or intend to update or revise our forward-looking statements, and we assume no obligation to update any forward-looking statements contained in, or incorporated by reference into, this Annual Report on Form 10-K as a result of new information or future events or developments. Thus, you should not assume that our silence over time means that actual events are bearing out as expressed or implied in such forward-looking statements.

Risk Factors

We may be unable to raise additional capital to complete our product development and commercialization plans and the failure to complete such development and commercialization plans will materially adversely affect our business plans, prospects, results of operations and financial condition: Our cash requirements depend on numerous factors, including completion of our product development activities, our success in commercializing our Mobion® fuel cell systems and market acceptance of Mobion® fuel cells. Before we can successfully commercialize Mobion® fuel cells, we must complete a number of critical activities, and certain events must occur, including further product development; manufacturing process development; development of large-scale production capabilities; completion, refinement and management of our supply chain; completion, refinement, and management of our distribution channel; and further work on codes and standards critical to consumer acceptance, including the existence of federal regulations that permit methanol in the passenger compartment of passenger airplanes. All of this will be expensive and require significant capital resources that are well in excess of all current resources available to us. We believe that we will need to raise additional funds to achieve commercialization of Mobion® fuel cells. However, we do not know whether we will be able to secure additional funding, or funding on acceptable terms, to pursue our commercialization plans. We can raise funds in four ways: sale of certain of our Plug Power shares, sale of our Company's stock, sale of MTI Micro stock and sale of other assets. Pursuant to our amended agreement with Fletcher, they have the right to invest up to an additional $20 million in our common stock. However, there can be no assurances that Fletcher will exercise such right. If Fletcher does not exercise its additional investment rights we may be forced to increase the number of Plug Power shares sold to fund operations, or reduce spending on micro fuel cell development. If additional funds are raised through the issuance of equity securities, the percentage ownership of our then current shareholders will be reduced. If adequate funds are not available to satisfy either short or long-term capital requirements, we may be required to limit operations in a manner inconsistent with our development and commercialization plans, which would materially adversely affect our business plans, prospects, results of operations and financial condition in future periods.

We are dependent on continued government funding for new energy research and development and MTI Instruments product sales. The loss of such contracts and the inability to obtain additional contracts may have a material adverse effect on our business plans, prospects, results of operations, cash flows and financial condition: A large portion of revenues at MTI Instruments and MTI Micro for the next several years may come from government contracts. We can offer no assurance that we will be able to secure continued government funding. The loss of such contracts and the inability to obtain additional contracts could materially adversely affect our business plans, prospects, results of operations, cash flows and financial condition.

We may not successfully develop our new technology and the failure to do so will materially adversely affect our business plans, prospects, results of operations and financial condition: DMFCs are a new technology with many technical and engineering challenges still to be resolved. We cannot assure that we will be able to successfully resolve the technical and engineering challenges of DMFCs, or if we are successful, that such solutions will be commercially viable. Resolution of these technical and engineering issues requires substantial resources including financial, managerial and technical resources. We cannot assure that all the necessary resources will be available to the degree, and at the times, they are needed. If we are unable to successfully develop Mobion® fuel cells, our business plans, prospects, results of operations and financial condition would be materially adversely affected.

Current commitments for joint development, distribution, marketing and investment by The Gillette Company (Gillette) and its Duracell division may be subject to early termination and any such early termination will have material adverse consequences on MTI Micro's and the Company's business plans, prospects, results of operations and financial condition: Gillette and its Duracell division's commitments in the strategic alliance agreement and the other agreements entered into as a part of the strategic alliance transaction (including those commitments relating to joint development, distribution, marketing and investment) with MTI Micro are subject to early termination. Either MTI Micro or Gillette may terminate the strategic alliance agreement for cause at any time and at certain pre-defined periods of time, if technical milestones are not completed to the satisfaction of the other party. Gillette may also terminate the strategic alliance agreement prior to mass market commercialization if it decides not to establish fuel refill manufacturing capability.

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

MTI Micro may never complete the development of commercially acceptable Mobion® fuel cell products and may not be able to achieve profitable commercialization of its products in the military/industrial and consumer market on the timetable it anticipates, or at all, and any such delay or failure would have material adverse consequences on MTI Micro's and the Company's business plans, prospects, results of operations and financial condition: We cannot guarantee that MTI Micro will be able to develop commercially viable Mobion® fuel cell products in the military/industrial and consumer market on the timetable it anticipates, or at all. The commercialization of Mobion® fuel cell products requires substantial technological advances to improve the efficiency, functionality, reliability, cost, performance and environmental operating latitude of these systems and products and to develop commercial volume manufacturing processes for these systems and products. We cannot guarantee that MTI Micro will be able to develop the technology necessary for commercialization of Mobion® fuel cell products, or acquire or license the required technology from third parties. MTI Micro's failure to develop the technology necessary for high-volume commercialization of Mobion® fuel cells that are reliable, cost effective and present a value proposition to the customer will, in each case, have a material adverse effect on MTI Micro's and the Company's business plans, prospects, results of operations and financial condition.

A mass market for fuel cells may never develop or may take longer to develop than we anticipate.

Fuel cell systems represent emerging technologies, and we do not know whether consumers will adopt these technologies on a large scale or whether OEMs will incorporate these technologies into their products. In particular, if a mass market fails to develop, or develops more slowly than anticipated, for methanol portable power applications, we may be unable to recover our expenditures to develop our fuel systems and may be unable to achieve or maintain profitability, any of which could negatively impact our business. Estimates for the development of a mass market for fuel cell products and systems have lengthened in recent years. Many factors that are beyond our control may have a negative effect on the development of a mass market for fuel cells and our fuel systems for methanol applications. These factors include the following:

  cost competitiveness and physical size of fuel cell systems and components;
  availability, future costs and safety of methanol, natural gas and other potential fuel cell fuels;
  consumer acceptance of methanol or alternative fuel products;
  government funding and support for the development of methanol fuel cells for portable applications;
  the willingness of OEMs to replace current technology;
  consumer perceptions of methanol systems;
  regulatory requirements; and
  emergence of newer, breakthrough power technologies and products.

Our cost to produce our current Mobion® fuel cell product exceeds the amount for which we can currently sell such product. If we are unable to reduce the costs of our Mobion® fuel cells, it will have a material adverse effect on MTI Micro's and the Company's business plans, prospects, results of operations and financial condition: The commercialization of MTI Micro's Mobion® fuel cell products depends upon MTI Micro's ability to significantly reduce the costs of these systems and products, since they are currently substantially more expensive than systems and products based on existing technologies, such as rechargeable batteries.

The price of our fuel cell products is dependent largely on material and other manufacturing costs. We are unable to offer any assurance that either we or a contract manufacturer will be able to reduce costs to a level which will allow production of a competitive product that the consumer finds attractive or that any product produced using lower cost materials and manufacturing processes will not suffer from a reduction in performance, reliability and longevity.

The production costs of our initial industrial product were higher than its sales price. We recognize that successfully implementing our strategy and obtaining a significant share of the military, industrial and consumer markets requires that we offer our direct methanol fuel cell products at competitive prices, which can only be accomplished when production costs are cut substantially from current levels. If we are unable to produce direct methanol fuel cell products at competitive prices relative to alternative technologies and products, our target market customers will be unlikely to buy our fuel cell products.

The failure to achieve cost reductions may materially adversely affect MTI Micro's and the Company's business plans, prospects, results of operations and financial condition.

Gillette may not be able to achieve commercialization of fuel refills on the timetable we anticipate, or at all, and the delay or failure to achieve such commercialization would have material adverse consequences on MTI Micro's and the Company's business plans, prospects, results of operations and financial condition: We cannot guarantee that Gillette will be able to, or will choose to, develop, acquire or license commercially viable fuel refills for Mobion® fuel cell products on the timetable we anticipate, or at all. The commercialization of fuel refills for Mobion® fuel cell products requires substantial technological advances to improve the efficiency, functionality, reliability, cost and performance of these systems and products and to develop commercial volume manufacturing processes for these systems and products. Gillette's failure to supply fuel refills would have a material adverse effect on MTI Micro's and the Company's business plans, prospects, results of operations and financial condition.

A viable market for micro fuel cell systems may never develop or may take longer to develop than we anticipate. If a market for fuel cells does not develop or is delayed, it will have a material adverse effect on our business plans, prospects, results of operations and financial condition: Micro fuel cell systems for portable electronic devices represent an emerging market, and we do not know the extent to which our targeted distributors and resellers will want to purchase them and whether end-users will want to use them. The development of a viable market for our systems may be impacted by many factors that are out of our control, including:

  the cost competitiveness of other micro fuel cell systems;
  the future costs of materials used to build our systems;
  consumer reluctance to try a new product;
  consumer perceptions of our systems' safety;
  regulatory requirements;
  improvements in existing rechargeable battery technology; and
  the emergence of newer, more competitive technologies and products.

If a viable market fails to develop or develops more slowly than we anticipate, we may be unable to recover the losses we will have incurred to develop our product and we may be unable to achieve profitability, each of which would have a material adverse effect on our business plans, prospects, results of operations and financial condition.

Our first field test ready military application Mobion® fuel cell product could fail due to technical, customer acceptance, safety or other reasons. Any such failure could have a material adverse effect on MTI Micro's and the Company's business plans and prospects: We anticipate having field test ready military application Mobion® fuel cell products available for sale by the end of 2006. We may experience problems with the fuel cells, including reliability issues, run time, customer acceptance or safety. If the fuel cells experience failures, it could result in a material adverse effect on MTI Micro's and the Company's business plans and prospects.

Alternatives to our technology could render our systems obsolete prior to commercialization, which would have a material adverse effect on our business plans, prospects, results of operations and financial condition: Our Mobion® fuel cells are one of a number of alternative portable power energy solutions being developed as replacements for batteries, including thin film batteries, extended life lithium batteries and other types of fuel cell technologies. Technological advances in existing battery technologies or other fuel cell technologies may render our micro fuel cell systems obsolete and this would materially adversely affect our business plans, prospects, results of operations and financial condition.

MTI Micro is dependent upon external OEMs to purchase certain of its products and integrate Mobion® fuel cells into their products. If external OEMs do not purchase and integrate Mobion® fuel cells into their products, our market will be very limited, which could have a material adverse effect on MTI Micro's and the Company's business plans, prospects, results of operations and financial condition: To be commercially useful, certain of our Mobion® fuel cells must be integrated into products manufactured by OEMs. We cannot guarantee that OEMs will manufacture appropriate products or, if they do manufacture such products, that they will choose to use Mobion® fuel cells. Any integration, design, manufacturing or marketing problems encountered by OEMs could adversely affect the market for Mobion® fuel cells, which could have a material adverse effect on MTI Micro's and the Company's business plans, prospects, results of operations and financial condition.

In order to achieve mass commercialization of Mobion® fuel cells, customers must be able to carry methanol fuel inside the passenger compartment of commercial airlines. If current airline, Federal Aviation Administration ("FAA") and certain international regulations do not change, passengers will be unable to carry non-dilute methanol in the passenger compartments of airplanes, which will have a material adverse effect on MTI Micro's and the Company's business plans, prospects, results of operations and financial condition: Current airline and FAA regulations and certain international laws, regulations and treaties limit the amount and concentration of methanol that any passenger can carry aboard passenger planes. We believe that these regulations must change for mass commercialization of Mobion® fuel cell products to be possible. If pending regulatory changes are approved by ICAO, this will permit direct methanol micro fuel cells and refill cartridges to be carried in the passenger compartment of airplanes. If these regulations do not change, it would materially adversely affect MTI Micro's ability to achieve mass commercialization of Mobion® fuel cell products and have a material adverse effect on MTI Micro's and the Company's business plans, prospects, results of operations and financial condition.

In connection with the 2004 private placement, we may have to (1) sell shares of our common stock at prices which result in substantial dilution to our shareholders, and (2) issue additional shares of our common stock to Fletcher at prices that may be substantially below market value at the time of issuance without any payment required by Fletcher, which would cause our shareholders to suffer additional dilution: After giving effect to the 1,261,829 shares of common stock we issued to Fletcher on December 22, 2004 (as well as all shares issued or to be potentially issued to Fletcher in connection with our failure to satisfy the registration requirement as discussed in Note 11, Shareholders' Equity), the 2004 private placement provided Fletcher additional investment rights to purchase up to an additional $20 million of our common stock at a price equal to $6.34 per share (subject to adjustment). This price has been reduced to $6.023 per share due to our failure to satisfy the registration requirement, and may be further reduced due to, among other things, continuing failure to satisfy such registration requirement. Any exercise of the additional investment rights could result in sales of our common stock at prices that are below the market price for our common stock at the time the investment right is exercised and could result in substantial dilution to our shareholders.

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

In connection with the 2004 private placement, we are responsible for having the resale of shares purchased by Fletcher registered with the SEC within defined time periods and subject to penalties if the shares are not registered with the SEC within those defined time periods: Pursuant to our agreement with Fletcher, we are obligated, within ten business days after the closing of the purchase of any additional shares by Fletcher pursuant to rights issued in connection with the 2004 Private Placement, to file a registration statement with the SEC covering the resale of all such shares. We are also obligated to cause each of those registration statements to be declared effective not more than sixty (60) days after the closing of the purchase of such shares, or if the registration statement is reviewed by the SEC, not more than ninety (90) days after the closing of the purchase of such shares. If we fail to file the registration statements or become effective as set forth above, we must issue to Fletcher a number of additional shares to reflect the number of shares it would have acquired if its purchase price was based on the actual exercise price reduced by five percent for each month in which we fail to satisfy our obligations and adjust the exercise price for the additional investment rights to such lower price. In addition, such failure may result in an extension of the investment term for each day we fail to satisfy our registration obligations. The Company initially filed a Registration Statement on January 6, 2005 which was within ten business days after the closing of the purchase of additional shares by Fletcher on December 22, 2004. The 90-day deadline for this Registration Statement to be declared effective was March 22, 2005. Since the Registration Statement was declared effective on April 21, 2005, we failed to meet the March 22, 2005 deadline and therefore were required to issue 66,413 additional shares of common stock to Fletcher without any payment required on its part.

The sale of a substantial amount of our common stock in the public market could materially decrease the market price of our common stock: The Company agreed as part of the 2004 Private Placement with Fletcher to register for resale shares of our common stock owned by Fletcher. If Fletcher exercised its remaining investment right and a substantial amount of our common stock were sold in the public market, or even targeted for sale, it could have a material adverse effect on the market price of our common stock and our ability to sell common stock in the future.

Current shareholders may be diluted as a result of additional financings: If we raise additional funds through the sale of equity or convertible debt securities in either the Company or MTI Micro, current shareholders' percentage ownership will be reduced. In addition, these transactions may dilute the value of common stock outstanding. Moreover, we may have to issue securities that may have rights, preferences and privileges senior to our common stock. We cannot assure that we will be able to raise additional funds on terms acceptable to us, if at all. If future financing is not available or is not available on acceptable terms, we may not be able to fund our future needs, which would have a material adverse effect on our business plans, prospects, results of operations and financial condition.

We may be involved in intellectual property litigation that causes us to incur significant expenses or prevents us from selling our products, which could have a material adverse effect on MTI Micro's and the Company's business plans, prospects, results of operations and financial condition: In recent years, hundreds of fuel cell patents have been issued worldwide. Many of these patents are broadly written and encompass basic and fundamental theories of how fuel cells should or could work. As we continue to develop our technology, our designs may infringe the patent or intellectual property rights of others. Whether our technology infringes or not, MTI Micro and our Company may become subject to lawsuits in which it is alleged that we have infringed the intellectual property rights of others. We may also commence lawsuits against others who we believe are infringing upon MTI Micro's rights. Involvement in intellectual property litigation could result in significant expense to MTI Micro and our Company, adversely affecting the development of sales of the challenged product or intellectual property and diverting the efforts of our technical and management personnel, whether or not such litigation is resolved in our favor. In the event of an adverse outcome as a defendant or plaintiff in any such litigation, MTI Micro and the Company may, among other things, be required to:

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

MTI Micro's products use potentially dangerous, flammable fuels, which could subject its business and the Company to product liability claims. Any such lawsuits or claims could have a material adverse effect on MTI Micro's and the Company's business plans, prospects, results of operations and financial condition: The sale of Mobion® fuel cells exposes MTI Micro and the Company to potential product liability claims that are inherent in the methanol and products that use methanol industry. Methanol is flammable and therefore potentially dangerous. Any accidents involving MTI Micro's products or other methanol-based products could materially impede widespread market acceptance and demand for DMFCs which could have a material adverse effect on MTI Micro's and the Company's business plans and prospects. In addition, MTI Micro may be held responsible for damages beyond the scope of its insurance coverage. We also cannot predict whether MTI Micro will be able to maintain its insurance coverage on acceptable terms. Damages beyond the scope of MTI Micro's insurance coverage or the inability to maintain insurance coverage on acceptable terms would have a material adverse impact on MTI Micro's and the Company's business plans, prospects, results of operations and financial condition.

We have incurred losses and anticipate continued losses. If we do not become profitable and sustain profitability, it will have a material adverse effect on our business plans, prospects, results of operations and financial condition: As of December 31, 2005, we had an accumulated deficit of $81.718 million. For the year ended December 31, 2005, our net loss was $15.094 million, which includes a net gain of $10.125 million from sales of securities available for sale and a loss of $10.407 million from derivative valuations and an operating loss of $15.098 million. We expect to continue incurring net losses from operations until we can produce sufficient revenues to cover costs. In order to achieve profitability, we must successfully achieve all or some combination of the following:

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

Our competitors may develop a more cost effective, better product and bring that product to market faster than we can. If we do not create a competitive DMFC product or we are late to market, it will have a material adverse effect on our business plans, prospects, results of operations and financial condition: There are a number of other companies developing DMFCs. Some of our competitors may have better access to resources and capital than we do. Some of our competitors are much larger and have better access to manufacturing capacity, supply chains and distribution channels than we do. Some of our competitors may resolve technical or engineering issues before we do. Accordingly, one or more of our competitors may bring a mass commercial product to market before we do. In addition, one or more of our competitors may make a better or more cost effective product than we can make. Failure to get to market with the best and most cost competitive DMFC product before our competitors would have a material adverse effect on our business plans, prospects, results of operations and financial condition.

We have limited experience manufacturing fuel cell systems on a commercial basis. If we do not achieve the necessary manufacturing capabilities, it will have a material adverse effect on our business plans, prospects, results of operations and financial condition: To date, we have focused primarily on research and development and have limited experience manufacturing micro fuel cell systems on a commercial basis. We plan to manufacture our fuel cell products through third-party contract manufacturers. We can offer no assurance that either we, our contract manufacturers or any other party we partner with to volume-produce our products will develop efficient, automated, low-cost manufacturing capabilities and processes to meet the quality, price, engineering, design and production standards or production volumes required to successfully mass market our fuel cell products. Even if we or our contract manufacturers are successful in developing such manufacturing capability and processes, we do not know whether we or they will be timely in meeting our product commercialization schedule or the production and delivery requirements of potential customers. Failure to develop or procure such manufacturing capabilities will have a material adverse effect on the Company's business plans, prospects, results of operations and financial condition.

We may not be able to establish additional strategic relationships that we will need to complete our product development and commercialization plans. If we are unable to develop necessary strategic relationships on terms that are acceptable to us, it will have a material adverse effect on our business plans, prospects, results of operations and financial condition: We believe that we will need to enter into additional strategic relationships in order to complete our current product development and commercialization plans on schedule. If we are unable to identify or enter into a satisfactory agreement with potential partners, we may not be able to complete our product development and commercialization plans on schedule or at all, which would have a material adverse effect on our business plans, prospects, results of operations and financial condition. We may also need to scale back these plans in the absence of a partner, which would materially adversely affect our future business plans, prospects, results of operations and financial condition. In addition, any arrangement with a strategic partner may require us to issue a material amount of equity securities to the partner or commit significant financial resources to fund our product development efforts in exchange for their assistance or the contribution to us of intellectual property. Any such issuance of equity securities would reduce the percentage ownership of our then current shareholders, which would have a material adverse effect on our business plans, prospects, results of operations and financial condition.

We will rely on our partners to develop and provide components for our Mobion® fuel cell systems. If our partners do not meet our quality, quantity, reliability or schedule requirements, it will have a material adverse effect on our business plans, prospects, results of operations and financial condition: We depend on third parties to supply many of the components of our Mobion® fuel cell systems. A supplier's failure to develop and supply components in a timely manner, or to develop or supply components that meet our quality, quantity or cost requirements, or our inability to obtain substitute sources of these components on a timely basis or on terms acceptable to us, would harm our ability to manufacture our fuel cell systems. In addition, to the extent that our supply partners use technology or manufacturing processes that are proprietary, we may be unable to obtain comparable components from alternative sources. Failure to do so will have a material adverse effect on our business plan, prospects, results of operations and financial condition.

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

Our inability to deliver a commercially viable Mobion® fuel cell on time, or at all, will have a material adverse effect on our business plans, prospects, results of operations and financial condition: We anticipate having field test ready military application Mobion® fuel cell product available for sale by the end of 2006. There may be technical or engineering challenges we have not anticipated, issues of reliability for our device, an inability for our device to be integrated into existing electronic devices, difficulties in obtaining materials or components, or problems with manufacturing or distribution, and many other problems that we have not, and perhaps could not anticipate. All of these issues could delay or prohibit further releases of additional Mobion® fuel cell products, which would have a material adverse effect on our business plans, prospects, results of operations and financial condition.

Failure to achieve future product development and the timing associated with entry into the military, industrial or consumer market or commercialization milestones will have a material adverse effect on our business plans, prospects, results of operations and financial condition: We have established aggressive product development and commercialization milestones and dates for achieving development goals related to technology and design improvements. We use these milestones to assess our progress toward developing commercially viable fuel cell systems. Delays in our product development will likely have a material impact on our commercialization schedule. If we experience delays in meeting our development goals or if our micro fuel cell systems exhibit technical defects or if we are unable to meet cost, performance or manufacturing goals, including power output, useful life and reliability, our commercialization schedule will be delayed. In this event, potential purchasers of our initial commercial systems may choose alternative technologies and any delays could allow potential competitors to gain market advantages. We cannot assure that we will successfully achieve our milestones in the future and the failure to achieve such milestones would have a material adverse effect on our business plans, prospects, results of operations and financial condition.

Our resources available to fund operations may fluctuate as the value of Plug Power's share price fluctuates. Such price fluctuations could result in our requiring additional funding sooner than anticipated: A primary asset of the Company is the shares of Plug Power common stock it owns. As of December 31, 2005, the Company owned 3,693,436 shares of common stock in Plug Power, which is a publicly traded company. The market price of the Plug Power common stock may fluctuate due to market conditions and other conditions over which the Company has no control. Fluctuations in the market price of Plug Power's common stock may result in a reduction of resources available to fund operations which could result in our requiring additional funding sooner than anticipated.

If we are not successful in protecting our patents and intellectual property, it will have a material adverse effect on our business plans, prospects, results of operations and financial condition: Patent and trade secret rights are of material importance to us. No assurance can be given as to the issuance of patents or, if so issued, as to their scope. Patents granted may not provide meaningful protection from competitors. Even if a competitor's products were to infringe patents owned by us it would be costly to pursue an enforcement action and would divert funds and resources which otherwise could be used in operations. Furthermore, there can be no assurance that an enforcement action would be successful.

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

Our inability or failure to manage change effectively may have a material adverse effect on our business plans, prospects, results of operations and financial condition: We continue to undergo rapid change in the scope and breadth of our operations as we advance the development of our micro fuel cell products. Such rapid change is likely to place a significant strain on our senior management team and other resources. We will be required to make significant investments in our engineering, logistics, financial and management information systems and to motivate and effectively manage our employees. Our business plans, prospects, results of operations and financial condition could be harmed if we encounter difficulties in effectively managing the budgeting, forecasting and other process control issues presented by such a rapid change.

Our share price could be subject to extreme price fluctuations, and shareholders could have difficulty trading shares: The markets for high technology companies in particular have been volatile, and the market price of our common stock, which is traded on the Nasdaq National Market under the symbol MKTY, has been and may continue to be subject to significant fluctuations. Fluctuations could be in response to operating results, announcements of technological innovations or new products by us, or by our competitors, patent or proprietary rights developments, and market conditions for high technology stocks in general. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that sometimes have been unrelated or disproportionate to the operating performance of individual companies. These market fluctuations, as well as general economic conditions, may adversely affect the market price of our common stock and the ability of shareholders to dispose of our common stock.

General economic conditions may affect investors' expectations regarding our financial performance and adversely affect our stock price, which may result in a material adverse effect on our business plans, prospects, results of operations and financial condition: Certain industries in which we sell and intend to sell products, such as the energy and semiconductor industries are highly cyclical. In the future, our results may be subject to substantial period-to-period fluctuations as a consequence of the industry patterns of our customers, general or regional economic conditions, and other factors. These factors may also have a material adverse effect on our business plans, prospects, results of operations and financial condition.

The loss of key employees may have a material adverse effect on our business plans, prospects, results of operations and financial condition: Our success will depend, in large part, upon our ability to attract, motivate and retain highly qualified scientists and engineers, as well as highly skilled and experienced management, sales and technical personnel. Competition for these personnel is intense, and there can be no assurance that we will be successful in attracting, motivating or retaining key personnel. Our success depends to a significant extent upon a number of key employees, including members of senior management. The loss of the services of one or more of these senior executives or key employees, or the inability to continue to attract qualified personnel, could delay product development cycles or otherwise harm our business and could have a material adverse effect on our business plans, prospects, results of operations and financial condition.

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

The Company leases office, manufacturing and research and development space in the following locations:

			Approximate Number Of
Location	Segment	Primary Use	Square Feet	Lease Expiration
Albany, NY	Test and Measurement	Manufacturing, office and sales	20,700	2009
	Instrumentation
Albany, NY	New Energy and Other	Corporate headquarters, office and	23,500	2006
		research and development
Alexandria, VA	New Energy	Office	186	2006
Los Gatos, CA*	New Energy	Office	1,568	2007

* The Company closed the California office as of December 31, 2005 and vacated this facility. Effective as of January 31, 2006, we have terminated this lease.

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

Lawrence

On September 9, 1998, Barbara Lawrence, the Lawrence Group, Inc. ("Lawrence") and certain other Lawrence-related entities ("Plaintiffs") initially filed suit in the Bankruptcy Court and the United States District Court for the Northern District of New York which were subsequently consolidated in the District Court, against First Albany Corporation ("FAC"), MTI, Dale Church, Edward Dohring, Beno Sternlicht, Alan Goldberg and George McNamee (Sternlicht, Goldberg and McNamee are former Directors of the Company), Marty Mastroianni (former President and Chief Operating Officer of the Company), and 33 other individuals ("Defendants") who purchased a total of 820,909 (2,462,727 shares post split) shares of the Company's stock from the Plaintiffs. The case concerns the Defendants' 1997 purchase of MTI shares from the Plaintiffs at the price of $2.25 per share ($0.75 per share post split). FAC acted as Placement Agent for the Defendants in the negotiation and sale of the shares and in proceedings before the Bankruptcy Court for the Northern District of New York, which approved the sale in September 1997.

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

Item 4: Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of the registrant's security holders during the fourth quarter of fiscal 2005.

PART II

Item 5: Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

MTI stock is traded on the Nasdaq National Market under the symbol MKTY. The following table sets forth high and low last reported sale prices for our common stock as reported by the Nasdaq National Market for the periods indicated:

Year Ended December 31, 2005	High	Low
First Quarter	$6.30	$4.27
Second Quarter	4.58	3.09
Third Quarter	4.21	2.25
Fourth Quarter	4.00	2.55
Year Ended December 31, 2004	High	Low
First Quarter	$7.97	$4.86
Second Quarter	6.88	4.89
Third Quarter	6.19	2.92
Fourth Quarter	6.50	3.88

Number of Equity Security Holders

As of February 28, 2006, the Company had approximately 555 holders of our common stock. However, management believes that a significant number of shares are held by brokers under a "nominee name" and that the number of beneficial shareholders of our common stock is approximately 15,000.

Dividends

The payment of dividends is within the discretion of the Company's Board of Directors and will depend, among other factors, on earnings, capital requirements, and the operating and financial condition of the Company. The Company has never paid and does not anticipate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6: Selected Financial Data

The following tables set forth selected financial data and other operating information of the Company. The selected statement of operations and balance sheet data for 2005, 2004, 2003, 2002 and 2001 as set for below are derived from the audited financial statements of the Company. The information is only a summary and you should read it in conjunction with the Company's audited financial statements and related notes and other financial information included herein and "Management's Discussion and Analysis of Financial Condition and Results of Operations."
					Three
(In thousands, except per share data)	Year	Year	Year	Year	Months	Year
	Ended	Ended	Ended	Ended	Ended	Ended
	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Dec. 31,	Sept. 30,
Statement of Operations Data	2005	2004	2003	2002	2001	2001
Product revenue	$ 6,012	$ 7,530	$ 5,547	$ 5,362	$1,246	$ 7,298
Funded research and development revenue	1,829	1,040	2,311	1,573	90	-
(Loss) gain on derivatives	(10,407)	614	(6)	(188)	(26)	(1,266)
Net gain (loss) on sale of securities available for sale	10,125	3,626	7,483	(444)	-	-
Net gain on sale of holdings	-	-	-	6,369	-	28,838
Gain on exchange of securities	-	-	-	8,006	-	-
(Loss) income from continuing operations before income
taxes, equity in holdings' losses and minority interests	(14,949)	(9,121)	(1,731)	906	(17,161)	20,736
Income tax (expense) benefit	(1,587)	3,564	669	(367)	6,788	(7,524)
Minority interests in losses of consolidated subsidiary	1,442	1,366	490	418	104	123
Loss from continuing operations	(15,094)	(4,191)	(572)	(7,186)	(13,585)	(3,737)
Income from discontinued operations, net of taxes	-	-	13	225	-	-
Cumulative effect of accounting change for derivative
financial instruments for Company's own stock,
net of tax	-	-	-	-	-	1,468
Cumulative effect of accounting change for derivative
financial instruments, net of tax	-	-	-	-	-	6,110
Net (loss) income	$ (15,094)	$ (4,191)	$ (559)	$(6,961)	$(13,585)	$ 3,841
Basic and Diluted (Loss) Earnings Per Share
Loss from continuing operations	$ (0.49)	$ (0.14)	$ (0.02)	$ (0.21)	$ (0.38)	$ (0.10)
Income from discontinued operations	-	-	-	0.01	-	-
Cumulative effect of accounting change for derivative
financial instruments for Company's own stock	-	-	-	-	-	.04
Cumulative effect of accounting change for derivative
financial instruments	-	-	-	-	-	.17
(Loss) earnings per share	$ (0.49)	$ (0.14)	$ (0.02)	$ (0.20)	$ (0.38)	$ 0.11
Balance Sheet Data (as of period end):
Working capital	$ 24,465	$ 34,812	$42,426	$ 36,681	$ 11,909	$ 13,833
Securities available for sale	18,947	17,678	44,031	37,332	5,734	6,704
Securities available for sale - restricted	-	16,497	-	-	-	-
Holdings, at equity	-	-	-	-	38,937	47,197
Total assets	41,267	66,830	65,838	52,384	56,348	71,257
Total long-term obligations	-	1,149	24	24	4,406	8,453
Total shareholders' equity	32,916	55,584	48,266	40,748	47,608	54,047

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with our accompanying Financial Statements and Notes thereto included within this Annual Report on Form 10-K. In addition to historical information, this Annual Report on Form 10-K and the following discussion contain statements that are not historical facts and are considered forward-looking within the meaning of the Private Securities Litigation Act of 1995. Certain statements made in this document that state Management's intentions, hopes, goals, beliefs, expectations, projections, plans, anticipation, outlook or predictions of the future are forward looking statements. Such statements include, among others, estimates of cash needs and sources; our ability to meet cash needs in the future; MTI Micro's plans under its strategic alliance agreement with its fuel refill partner; future prospects and applications for fuel cell systems; MTI's, MTI Micro's and MTI Instruments' future business prospects, technology and performance; the market potential for and progress MTI Micro is making in developing its Mobion fuel cells; the significance of any contracts, grants, awards, or other recognition that MTI Micro may receive; the timing or success of market entry, in either the vertical or horizontal markets, by MTI Micro; MTI Micro's ability to meet its stated milestones on time, if at all; MTI, MTI Micro's and MTI Instruments' ability to increase or maintain sales into military and other governmental markets; the importance of any relationships we may have, and our ability to maintain those relationships going forward; MTI Micro's ability to produce products or prototypes consistent with any announced specifications or customer requirements, if at all; MTI Micro's ability to remain a leader in advancing codes and standards; and the importance of any patents or codes and standards. All forward-looking statements are made as of today, and MTI disclaims any duty to update such statements. It is important to note that the Company's actual results could differ materially from those projected in forward-looking statements. Factors that could cause the anticipated results not to occur include, among others, risks related to financing; uncertainties in development, manufacturing, competition and consumer demand for DMFCs; Gillette's ability to terminate its agreements with MTI Micro prior to commercialization of DMFCs; and the risk factors listed in Item 1A: Risk Factors.

Overview

Mechanical Technology Incorporated, ("MTI" or the "Company"), a New York corporation, was incorporated in 1961. MTI operates in two segments, the New Energy segment which is conducted through MTI MicroFuel Cells Inc. ("MTI Micro"), a majority-owned subsidiary, and the Test and Measurement Instrumentation segment, which is conducted through MTI Instruments, Inc. ("MTI Instruments"), a wholly owned subsidiary.

At its MTI Micro subsidiary, the Company is primarily focused on the development and commercialization of advanced cord-free rechargeable power pack technology for portable electronics. MTI Micro has developed a patented, proprietary direct methanol fuel cell ("DMFC") technology called Mobion®, which generates electrical power using up to 100% methanol as fuel. MTI Micro's Mobion® technology is intended to replace current Lithium-Ion and similar rechargeable battery systems used by original equipment manufacturers (OEMs) in many hand held electronic devices such as PDAs, Smartphones and different accessories. The Company believes that when commercialized, Mobion® could eventually have higher energy density and therefore provide multiple times the benefits of existing Lithium-Ion batteries. When and if Mobion® fuel cells are ready to be sold in mass-commercial markets, they should be able to power a wireless electronic device for longer periods of time than Lithium Ion batteries without recharging/refueling, and be instantly refueled without the need for a power outlet or a lengthy recharge. (See Item 1: Business, New Energy Segment.)

At its MTI Instruments subsidiary, the Company designs, manufactures, and sells high-performance test and measurement instruments and systems. MTI Instruments was incorporated as a subsidiary on March 8, 2000 and operates three product groups: general dimensional gaging, semiconductor and aviation. These products consist of electronic, computerized gaging instruments for position, displacement and vibration applications within the design, manufacturing and test markets; semiconductor products for wafer characterization of semi-insulating and semi-conducting wafers within the semiconductor market; and engine balancing and vibration analysis systems for both military and commercial aircraft. (See Item 1: Business, Test and Measurement Instrumentation Segment)

MTI also co-founded and retains a minority interest in Plug Power Inc. ("Plug Power") (Nasdaq: PLUG), a developer of clean, reliable, on-site energy products.

Our cash requirements depend on numerous factors, including completion of our product development activities, ability to commercialize our systems, market acceptance of our systems and other factors. We expect to pursue the expansion of our operations through internal growth and strategic partnerships.

Several key indicators of our liquidity are summarized in the following table:
(Dollars in thousands)	Years ended December 31,
	2005	2004	2003
Unrestricted cash, cash equivalents and marketable securities	$30,177	$40,223	$56,411
Working capital	24,465	34,812	42,426
Net loss	(15,094)	(4,191)	(559)
Net cash used in operating activities	(12,572)	(11,982)	(7,652)
Purchase of property, plant and equipment	(1,004)	(1,834)	(1,070)

From inception through December 31, 2005, the Company has incurred net losses of $81.718 million and expects to incur losses as it continues micro fuel cell product development and commercialization programs. The Company expects that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, sales of securities available for sale and the operating results of MTI Instruments and MTI Micro.

Critical Accounting Policies and Significant Judgments and Estimates

The Company's discussion and analysis of its financial condition and results of operations is based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 1 to the consolidated financial statements includes a summary of the Company's most significant accounting policies. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an on-going basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, inventories, securities available for sale, income taxes and derivatives. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management discussed our critical accounting estimates with our Audit Committee.

The significant accounting policies that management believes are most critical to aid in fully understanding and evaluating our reported financial results include the following:

Revenue Recognition: The Company recognizes revenue from development contracts based upon the relationship of actual costs to estimated costs to complete the contract. These types of contracts typically provide development services to achieve a specific scientific result relating to DMFC technology. Some of these contracts require the Company to contribute to the development effort. The customers for these contracts are both commercial customers and various state and federal government agencies. When government agencies are providing revenue, we do not expect the government to be a significant end user of the resulting products. Therefore, the Company does not reduce funded research and product development expense by the funding received. When it appears probable that estimated costs will exceed available funding on fixed price contracts, and the Company is not successful in securing additional funding, the Company records the estimated additional expense before it is incurred. The Company had no accrual for contract losses for the year ended December 31, 2005.

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

Inventory: Inventory is valued at the lower of cost or the current estimated market value of the inventory. We periodically review inventory quantities on hand and record a provision for excess and/or obsolete inventory based primarily on our estimated forecast of product demand, as well as based on historical usage. Demand and usage for products and materials can fluctuate significantly. A significant decrease in demand for our products could result in a short-term increase in the cost of inventory purchases and an increase of excess inventory quantities on hand. Therefore, although we make every effort to ensure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and our reported operating results.

Income Taxes: As part of the process of preparing our consolidated financial statements, the Company is required to estimate its income taxes in each of the jurisdictions in which it operates. This process involves the estimation of our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and accounting purposes. Included in this assessment is the determination of net operating loss carry forwards. These differences result in a net deferred tax asset. The Company must assess the likelihood that its deferred tax assets will be recovered from future taxable income and, to the extent that the Company believes that recovery is not likely, it must establish a valuation allowance.

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance due to uncertainties related to our ability to realize certain net deferred tax assets, primarily consisting of net operating losses being carried forward. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. The Company has recorded a $10.923 million valuation allowance against its net deferred tax assets of $10.900 million as of December 31, 2005. This valuation allowance is due to uncertainties related to our ability to realize certain of these assets. The valuation allowance is based on estimates of the recoverability of certain net operating losses. In the event actual results differ from these estimates or we adjust these estimates in future periods we may need to adjust our valuation allowance which could materially impact our financial position and results of operations.

Derivative Instruments: The Company has held or issued certain derivative instruments and embedded derivative instruments and records these derivatives and embedded derivative instruments separate from the host contract in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. These standards require the Company to recognize all derivative instruments as either assets or liabilities on the statement of financial position and measure these instruments at fair value. Fair values are estimated using the Black Scholes Option-Pricing Model. Fair value estimates are subject to significant change between periods due to fluctuations of the variables used in the model.

Discussion and Analysis of Results of Operations

Results of Operations for the Year Ended December 31, 2005 Compared to December 31, 2004: The following is management's discussion and analysis of certain significant factors, which have affected the Company's results of operations for the year ended December 31, 2005 compared to the year ended December 31, 2004.

Product Revenue: Product revenue in the Test and Measurement Instrumentation segment for 2005 decreased by $1.518 million, or 20.2%, to $6.012 million. This decrease is primarily the result of decreased sales to aviation customers of $1.014 million reflecting the September 2004 expiration of a U.S. Air Force contract which accounted for $1.447 million of product revenue in 2004; decreases of $.798 million in semiconductor product sales reflecting the shipment of seven manual units, one semi-automated unit and four OEM machines during 2005 as compared to twelve manual units, five semi-automated units, five OEM machines and two AutoScan units for the same period in 2004; partially offset by increases in sales to general gaging customers of $.294 million related to increases in capacitance product sales and an increase in business generated by the Company's Japanese distributor.

In the Test and Measurement Instrumentation segment, in 2005 the U.S. Air Force accounted for $2.385 million or 39.7% of product revenues; in 2004, the U.S. Air Force accounted for $3.508 million or 46.6% of product revenues.

Information regarding government contracts included in product revenue is as follows:
					Total Contract
(Dollars in thousands, except contract values)		Revenues	Revenues	Revenues	Orders
		Year Ended	Year Ended	Contract to Date	Received to Date
Contract	Expiration	Dec. 31, 2005	Dec. 31, 2004	Dec. 31, 2005	Dec. 31, 2005
$8.8 million Retrofit and Maintenance of PBS 4100's	06/20/2008	$ 1,552	$ 1,918	$5,210	$ 5,262
$3.1 million PBS units and Accessory Kits	09/30/2004	$ -	$ 1,447	$2,469	$ 2,469

Funded Research and Development Revenue: Funded research and development revenue in the New Energy segment for 2005 increased by $.789 million to $1.829 million, a 75.9% increase. This increase is the result of increases of $.751 million from the U.S. Department of Energy ("DOE"), $.250 million from the U.S. Army, $.224 million from the New York State Energy Development Authority ("NYSERDA"), $.150 million from the Harris Corporation ("Harris"), $.070 million from the U.S. Marine Corps partially offset by decreases from the National Institute of Standards and Technology ("NIST") contract's completion in 2004 when it contributed $.446 million, the Army Research Laboratories contract's completion in 2004 when it contributed $.200 million, and a $.010 million decrease from the Cabot Superior Micro Powders ("CSMP") NIST subcontract.

Information regarding government contracts included in funded research and development revenue is as follows:

(Dollars in thousands, except contract values)
			Revenues	Percentage	Revenues	Percentage	Revenues
	Contract		Year Ended	of	Year Ended	of	Contract to Date
Contract	Type	Expiration(6)	Dec. 31, 2005	2005 Total	Dec. 31, 2004	2004 Total	Dec. 31, 2005
$3.0 million DOE	B	07/31/07	$ 930	50.8%	$ 179	17.2%	$ 1,109
$470 thousand SAFT(1)	A	09/30/06	$ -	-	$ -	-	$ -
$1.250 million NYSERDA(2)	B	06/30/06	$ 329	18.0	$ 105	10.1	$ 1,135
$249.8 thousand Army	A	09/30/05	$ 250	13.7	$ -	-	$ 250
$69.9 thousand Marine	A	03/31/05	$ 70	3.8	$ -	-	$ 70
$210 thousand NIST (3)	A	06/30/05	$ 100	5.5	$ 110	10.6	$ 210
$150 thousand Harris(4)	A	06/25/04	$ 150	8.2	$ -	-	$ 150
$200 thousand ARL	A	04/30/04	$ -	-	$ 200	19.2	$ 200
$4.6 million NIST (5)	B	09/30/04	$ -	-	$ 446	42.9	$ 3,342
Total funded research and
development revenue			$ 1,829	100.0%	$ 1,040	100.0%

(1) This is a subcontract with SAFT America Inc. (SAFT) under the U.S. Army CECOM.

(2) Total contract value is $1.250 million consisting of four Phases: Phase I for $500 thousand was from 3/12/02 thru 9/30/03; Phase II for $200 thousand was from 10/28/03 with a completion date of 10/31/04; Phase III for $348 thousand was from 8/23/04 through 8/31/05; and Phase IV for $202 thousand which commenced on 12/14/04 and expires on 6/30/06. Phases I and II have been completed and the final report for Phase III has been accepted. Retainage will be billed upon acceptance of final report incorporating all completed phases of the contract.

(3) This is a subcontract with CSMP under NIST and includes the original contract for $200 thousand and a contract amendment for $10 thousand.

(4) This contract includes the original contract for $200 thousand, an amendment for $50 thousand and a 2005 amendment reducing the contract by $100 thousand.

(5) This contract was a joint venture with DuPont. DuPont's share of the contract revenue was $1.3 million.

(6) Dates represent expiration of contract, not date of final billing.

Contract Type A - Fixed Price Contract.

Contract Type B - Cost Shared Contract.

Cost of Product Revenue: Cost of product revenue in the Test and Measurement Instrumentation segment for the year ended December 31, 2005 decreased by $.496 million or 17.2% to $2.381 million. This decrease coincides with the lower sales volume for 2005 compared to the same period in 2004, which included lower aviation and semiconductor sales partially offset by increases in general gaging sales.

Gross profit as a percentage of product revenue decreased by 1.4% to 60.4% for the year ended December 31, 2005. This decrease is primarily attributable to the reduction in U.S. Air Force shipments.

Funded Research and Product Development Expenses: Funded research and product development expenses in the New Energy segment decreased by $.485 million, or 12.0%, to $3.555 million for the year ended December 31, 2005. The decreased costs were attributable to a change in contracts under development during 2005 and the completion of contracts during 2004. The majority of costs for 2005 were incurred under the DOE and NYSERDA contracts while the majority of costs for the comparable period were incurred under the NIST, ARL, Harris and U.S. Army contracts.

Unfunded Research and Product Development Expenses: Unfunded research and product development expenses for the year ended December 31, 2005 decreased by $2.804 million or 31.4% to $6.116 million. This decrease reflects a $2.780 million decrease for the New Energy segment reflecting decreased internal development costs for our micro fuel cell system for Intermec since the Intermec product was completed in the fourth quarter of 2004 and development costs in connection with Gillette, accounting for $2.379 million of the decrease. Although overall research and development spending on the Gillette initiative had decreased from the prior year, this was a planned decrease due to an increased emphasis on product identification and marketing requirements during 2005. This decrease also includes a $.024 million decrease for the Test and Measurement Instrumentation segment. Test and Measurement Instrumentation product development in 2005 includes costs for improvements for the Microtrak II product, a high temperature capacitance gauge to serve the brake rotor market and the development of balancing software for the industrial market.

Selling, General and Administrative Expenses: Selling, general and administrative expenses for the year ended December 31, 2005 totaled $10.887 million, an increase of $4.562 million or 72.1%. These increases are primarily the result of the following changes: a $.995 million increase in non-cash stock-based compensation charges; a $2.077 million increase in salary and benefits related, in some part, to an increase in engineering management costs not directly charged to research and product development, an increase in the number of employees working in government and military relations, strategic planning and business development as well as corporate support employees related to Sarbanes-Oxley compliance, an expanded sales organization at MTI Instruments and CEO and employee recruiting costs; increased costs of $.543 million related to consulting and other professional fees (including increases of approximately $.387 million of costs related to consultants for government relations, business development, finance and information technology, $.469 million of costs related to Sarbanes-Oxley compliance and the SEC review of the Company's filings, $.106 million of legal costs related to SEC and general corporate matters, partially offset by decreases of $.300 million in advisory fees and $.148 million in legal fees related to the 2004 private placement amendment); increased depreciation expense of $.341 million due to an increase in capital expenditures; an increase of $.130 million in licensing and patent fees related to agreements with LANL; increased costs of $.437 million related to costs which were liquidated to research and development costs in the prior year; and a $.039 million increase in other expenses, net.

Operating Loss: The year ended December 31, 2005 yielded an operating loss of $15.098 million, an increase of $1.506 million from 2004, or 11.1%. This change results primarily from increases in selling, general and administration expense as well as decreases in gross profits from product revenues in the Test and Measurement Instrumentation segment partially offset by increases in funded research and development revenue in the New Energy segment and decreases in funded and unfunded research and product development expenses.

Gain on Sale of Securities Available for Sale: Results for the year ended December 31, 2005 included a $10.125 million gain compared to the prior year ended December 31, 2004, gain of $3.626 million. During 2005, the Company sold 100,000 shares of Plug Power common stock at a price of $6.68 per share, with proceeds to the Company of $.668 million. On June 24, 2005, Fletcher notified the Company of its election to exercise in full its right to purchase from the Company certain shares of common stock of Plug Power. As a result of this election, Fletcher purchased 1,799,791 shares of Plug Power common stock from the Company at a price of $0.7226 per share, with proceeds to the Company of $1.301 million. This transaction closed on June 28, 2005 and, in connection with this exercise, the Company recognized a loss on the derivative immediately prior to exercise of $7.173 million and a gain on the sale of Plug Power common shares of $9.635 million.

(Loss) Gain on Derivatives: The Company recorded a loss of $10.407 million and a gain of $.614 million on derivative accounting for 2005 and 2004, respectively. These results relate to the embedded derivative for the purchase of Plug Power common stock, which is part of the 2004 private placement transaction, and the January 2004 expiration of the SatCon warrants. Changes in derivative fair values for the embedded derivative and the SatCon warrants are calculated using the Black Scholes Option-Pricing model or upon exercise the intrinsic value method.

Income Tax (Expense) Benefit: The income tax expense rate for the year ended December 31, 2005 was 11% compared to the income tax benefit rate for the year ended December 31, 2004 of 39%. These tax rates are primarily due to losses generated by operations, changes in the valuation allowance and the projected annual effective tax rate adjustments.

The Company established a valuation allowance of $10.923 million at December 31, 2005 compared to $1.836 million at December 31, 2004. The Company determined that it was more likely than not that the ultimate recognition of certain deferred tax assets would not be realized.

Further, as a result of ownership changes in 1996, the availability of $.561 million of net operating loss carry-forwards to offset future taxable income will be limited pursuant to the Internal Revenue Code of 1986, as amended.

Results of Operations for the Year Ended December 31, 2004 Compared to December 31, 2003: The following is management's discussion and analysis of certain significant factors, which have affected the Company's results of operations for the year ended December 31, 2004 compared to the year ended December 31, 2003.

Product Revenue: Product revenue in the Test and Measurement Instrumentation segment for 2004 increased in comparison to the same period in 2003 by $1.983 million, or 35.7%, to $7.530 million. This increase is primarily the result of an increase in sales to aviation customers of $1.203 million, reflecting an increase in shipments under two Air Force contracts and a $.782 million increase in semiconductor product sales, which includes shipments of the first two AutoScans and two 300 SA wafer metrology tools.

In the Test and Measurement Instrumentation segment, the U.S. Air Force accounted for $3.508 million or 46.6% of product revenues in 2004; as compared to 2003, where the U.S. Air Force accounted for $2.261 million or 40.8% of product revenues.

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

MTI Micro shipped its initial low volume production commercial product to a customer who plans to offer an RFID tag reader powered by a Mobion® fuel cell. MTI Micro's initial shipments of low volume production Mobion® products is a customer specific arrangement that includes fuel cell systems and continued warranty support. While contract terms require payment upon delivery of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance, the continuing obligation to warranty results in deferring recognition of product-related revenue and recognizing product-related revenue when the warranty obligations expire. The warranty on the product is for a period of fifteen months.

As MTI Micro gains commercial experience, including field experience relative to warranty based on the sales of its initial low volume production Mobion® products, in future periods, MTI Micro may recognize product-related revenue upon delivery of the product or may continue to defer recognition, based on application of appropriate guidance within SAB 104, or changes in the manner contractual agreements are structured, including agreements with distribution partners.

Funded Research and Development Revenue: Funded research and development revenue in the New Energy segment for 2004 decreased in comparison to the same period in 2003 by $1.271 million to $1.040 million, a 55.0% decrease. The decrease is the result of the NIST and NYSERDA government contracts contributing $1.381 million less revenue in 2004 compared to 2003 due to the completion of Phase II of the NYSERDA contract in the fourth quarter of 2003 and the wind down of the NIST contract during the third quarter of 2004. Harris revenues of $.175 million and other military contractor revenue of $.204 million were also recorded in 2003. These decreases were partially offset by $.489 million in 2004 revenues under new contracts with ARL, CSMP and DOE.

Information regarding government contracts included in funded research and development revenue is as follows:

(Dollars in thousands, except contract values)
			Revenues	Revenues	Revenues
	Contract		Year Ended	Year Ended	Contract to Date
Contract	Type	Expiration(4)	Dec. 31, 2004	Dec. 31, 2003	Dec. 31, 2004
$3.0 million DOE	B	07/31/07	$ 179	$ -	$ 179
$249.8 thousand Army	A	09/30/05	$ -	$ -	$ -
$1.0 million NYSERDA(1)	B	08/31/05	$ 105	$ 404	$ 806
$69.9 thousand Marine	A	03/31/05	$ -	$ -	$ -
$200 thousand NIST (2)	A	06/30/05	$ 110	$ -	$ 110
$250 thousand Harris	A	06/25/04	$ -	$ 175	$ -
$200 thousand ARL	A	04/30/04	$ 200	$ -	$ 200
$4.6 million NIST (3)	B	09/30/04	$ 446	$ 1,528	$ 3,342

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

(4) Dates represent the expiration of contract, not date of final billing.

Contract Type A - Fixed Price Contract.

Contract Type B - Shared Cost Contract.

Cost of Product Revenue: Cost of product revenue in the Test and Measurement Instrumentation segment for 2004 increased in comparison to the same period in 2003 by $.495 million, or 20.8%, to $2.877 million. The increase was directly due to the higher sales volume for 2004 and its product mix, which during 2004 included the shipment of two AutoScan metrology tools which had reduced carrying values due to the weak semiconductor market conditions over the last two years.

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

Funded Research and Product Development Expenses: Funded research and product development expenses in the New Energy segment increased by $.277 million or 7.4% to $4.040 million for 2004 in comparison to the same period in 2003.

The increased costs were attributable to the development of prototypes for Harris and costs incurred under new contracts with ARL for the delivery of micro fuel cell units and CSMP and DOE for the advancement of the consumer DMFC platform. Expenses were further increased by an accrual of estimated losses on contracts totaling $557 thousand. This accrual was required because, during 2004, MTI Micro entered into a fixed price-cost-type completion contract with the U.S. Army for $250 thousand and the forecast to complete this project exceeds the funding by $540 thousand and the forecast to complete another fixed price contract exceeded costs incurred through December 31, 2004 by $17 thousand. These costs were partially offset by decreased development costs related to the completion of the Phase II of the NYSERDA contract during 2003 and reduced costs related to the NIST contract as it was winding down during the third quarter of 2004.

Unfunded Research and Product Development Expense: Unfunded research and product development expenses increased by $4.335 million or 94.5% to $8.920 million for 2004 in comparison to the same period in 2003. This increase reflects a $4.251 million increase in the New Energy segment reflecting increased internal development costs directed at commercializing micro fuel cells, including costs for the development of our micro fuel cell system and development costs in connection with Gillette and potential commercial products. Unfunded research and product development costs include the cost of micro fuel cell products shipped due to the initial fuel cell units being low volume production. Cost of micro fuel cell products includes the direct material cost incurred in the manufacture of the products we ship. These costs consist primarily of production materials and fees paid to outside suppliers for subcontracted components and services. This increase also includes a $.084 million increase in product development expenses in the Test and Measurement Instrumentation segment related to the continued development of the PBS-3300 and MTI-2100. The PBS-3300 is a smaller test cell system used for small turbines and props and the MTI-2100 is the newest version of the fiber-optic based vibration sensor.

Selling, General and Administrative Expenses: Selling, general and administrative expenses increased by $.488 million to $6.325 million for 2004 in comparison to the same period in 2003. This change is primarily the result of an increase of $.294 million in professional fees related to the Fletcher amendment, increased public relations costs of $.167 million, increased insurance costs of $.248 million, increased depreciation expense of $.186 million due to an increase in capital expenditures offset by a decrease in professional fees of $.427 million due to a business transaction that occurred during 2003.

Operating Loss: Operating loss for 2004 in comparison to the same period last year increased by $4.883 million to $13.592 million, a 56.1% increase. This increase in operating loss results primarily from increases in research and product development expenses and selling, general and administration expenses and decreases in funded research and development revenue in the New Energy segment partially offset by increases in gross profits from product revenues in the Test and Measurement Instrumentation segment.

Other Income: Revenue from sales of micro fuel cell products was $0 million for the years ended December 31, 2004 and December 31, 2003. We defer recognition of initial micro fuel cell product-related revenue at the time of delivery and recognize this revenue as other income as the continued warranty obligations expire. The costs associated with the product and warranty obligations are expensed as they are incurred.

Our initial sales of low volume production Mobion® products are a customer specific arrangement that includes fuel cell systems and continued warranty support. While contract terms require payment upon delivery of the System and are not contingent on the achievement of specific milestones or other substantive performance, the continuing obligation to warranty results in the Company deferring recognition of product-related revenue and recognizing product-related revenue as other income when the warranty obligations expire. The warranty on the product is for a period of fifteen months.

During the fourth quarter of 2004, we received a purchase order for 50 Systems and delivered 25 Systems during December 2004. The product-related revenue associated with these 25 Systems is subject to warranty obligations and has been deferred. For the year ended December 31, 2004, we deferred revenue in the amount of $3,125 for these Systems. We had no System sales in 2003.

Gain on Sale of Securities Available for Sale: Results for 2004 included a $3.626 million gain on the sale of securities available for sale compared to a $7.483 million gain for the same period in 2003. The average selling price per share of Plug Power common stock was $9.33 for 2004. The average selling price per share of Plug Power and SatCon common stock was $5.07 and $1.75, respectively, for 2003.

Gain (Loss) on Derivatives: The Company recorded a gain of $.614 million and a loss of $.006 million on derivative accounting for 2004 and 2003, respectively. The 2004 gain relates to the embedded derivative for the purchase of Plug Power common stock, which is part of the 2004 private placement transaction, while the loss in 2003 related to warrants for the purchase of SatCon common stock held by the Company. Changes in derivative fair values for the embedded derivative and the SatCon warrants are calculated using the Black Scholes Option-Pricing Model.

Impairment Losses: In 2004 and 2003, the Company recorded a $0 and $.418 million charge for impairment losses for other than temporary declines in the value of certain securities available for sale.

Income Tax Benefit: The income tax benefit rate for 2004 and 2003 was 39%. The tax benefit rates are primarily due to losses generated by operations. The valuation allowance at December 31, 2004 and 2003 was $1.836 million. The Company determined that it was more likely than not that the ultimate recognition of certain deferred tax assets would not be realized.

Further, as a result of ownership changes in 1996, the availability of $1.014 million of net operating loss carry-forwards to offset future taxable income will be limited pursuant to the Internal Revenue Code.

Liquidity and Capital Resources

The Company has incurred significant losses as it continues to fund MTI Micro's DMFC product development and commercialization programs. The Company expects that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, sales of securities available for sale, the operating results of MTI Instruments and MTI Micro, the availability of equity financing including the additional investment rights issued in connection with the 2004 private placement and the ability to attract government funding resources to offset research and development costs. As of December 31, 2005, the Company had an accumulated deficit of $81.718 million. During the year ended December 31, 2005, the Company's results of operations resulted in a net loss of $15.094 million and used cash in operating activities totaling $12.572 million. This cash use in 2005 was funded primarily by cash and cash equivalents on hand as of December 31, 2004 of $22.545 million. The Company expects to continue to incur losses as it seeks to develop and commercialize Mobion® fuel cell systems and it expects to continue funding its operations from current cash and cash equivalents, the sales of securities available for sale, proceeds, if any, from the exercise of additional investment rights issued in connection with the 2004 private placement or other equity financings and government program funding. The Company expects to spend approximately $7.8 million on research and development of Mobion® fuel cells and $1.1 million in research and development on MTI Instruments' products during 2006.

There can be no assurance that the Company will not require additional financing during 2006 or that any additional financing will be available to the Company on terms acceptable to the Company, if at all. Cash used in operations is expected to total approximately $16.0 million for 2006. Further, cash used for capital expenditures is expected to total approximately $2.5 million in 2006 and will consist of purchases for leasehold improvements, furniture, computer equipment, software and manufacturing and laboratory equipment. The Company believes it will have adequate resources to fund operations and capital expenditures through the second quarter of 2007 based on current cash and cash equivalents, current cash flow and revenue projections and the potential sale of securities available for sale at current market values. Proceeds from the sale of securities available for sale are subject to fluctuations in the market value of Plug Power. The Company may also seek to provide additional resources through an equity offering. Additional government revenues and Fletcher's potential exercise of additional investment rights totaling up to an additional $20 million could also provide additional resources, although with an exercise price of $6.023 per share it is unlikely that Fletcher will exercise its right unless our stock price increases. The Company anticipates that it will have to raise additional equity capital to fund its long-term business plan, regardless of whether Fletcher exercises any or all of its additional investment rights.

As of December 31, 2005, the Company owned 3,693,436 shares of Plug Power common stock.

Potential future sales of Plug Power securities will generate taxable income or loss, which is different from book income or loss, due to the tax bases in these assets being significantly different from their book bases. Book and tax bases as of December 31, 2005 are as follows:

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

Working capital was $24.465 million at December 31, 2005, a $10.347 million decrease from $34.812 million at December 31, 2004. This decrease is primarily the result of the use of cash in operations offset by increases in the market value and proceeds from sale of securities available for sale.

At December 31, 2005, the Company's order backlog was $.862 million, compared to $.480 million at December 31, 2004.

Inventory and accounts receivable (from product revenues) turnover ratios and their changes for the last two annual periods are as follows for the years ended December 31:
	2005	2004	Change
Inventory	2.00	2.10	(.10)
Accounts receivable (from product revenues)	8.94	9.60	(.66)

The changes in the inventory and accounts receivable turnover ratios are the result of the volume and timing of sales. The Test and Measurement Instrumentation segment had lower monthly sales in December 2005 compared to December 2004.

Cash flow used by operating activities was $12.572 million in 2005 compared with $11.982 million in 2004. This cash use increase of $.590 million reflects increases in cash expenditures to fund operations at the New Energy segment, partially offset by balance sheet changes, which reflect the timing of cash payments and receipts.

Capital expenditures were $1.004 million in 2005, a decrease of $.830 million from the prior year. Capital expenditures in 2005 included computer equipment, demonstration equipment, software, and manufacturing and laboratory equipment. Outstanding commitments for capital expenditures as of December 31, 2005 totaled $129 thousand and include expenditures for lab and production equipment, leasehold improvements and computer equipment. The Company expects to finance these expenditures with current cash and cash equivalents, the sale of securities available for sale, equity financing and other sources, as appropriate and to the extent available.

Pursuant to additional investment rights, Fletcher has the right, but not the obligation, to purchase, in a single purchase or multiple purchases, up to an additional $20 million of our common stock at any time prior to December 31, 2006 at a price per share equal to $6.023 (as adjusted from $6.34), which date and price may be extended and adjusted, respectively, in certain circumstances.

During 2005, the Company sold 1,899,791 shares of Plug Power common stock with proceeds totaling $1.969 million and gains totaling $10.125 million. These proceeds reflect the Company's previously announced strategy to raise additional capital through the sale of Plug Power stock in order to fund its micro fuel cell operations as well as Fletcher's exercise of its right to purchase Plug Power common stock from the Company. Taxes on the net gains are expected to be offset by the Company's operating losses. As of December 31, 2005, the Company estimates its remaining net operating loss carry forwards to be approximately $39.115 million.

Contractual Obligations

Contractual obligations as of December 31, 2005, under agreements with non-cancelable terms are as follows:
	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Operating leases	$1,569	$ 639	$ 641	$ 289	$ -
Purchase obligations	1,850	1,689	161	-
License obligations (A), (B), (C)	3,500	250	500	750	2,000
Total	$6,919	$2,578	$1,302	$1,039	$2,000

(A) Once products are sold under the LANL license agreements, royalties will be based on 2% of the first $50 million of net sales, 1% on net sales in excess of $50 million but less than $100 million and .5% on net sales in excess of $100 million. License payments made in any year may be applied against royalties due and total annual fees in any year shall not exceed $1 million. Any royalties due shall not exceed 2% of net sales.

(B) Under the Strategic Alliance Agreement (the "Agreement") with Gillette, if MTI Micro sells fuel refills in the target market after its exclusivity obligations have expired, then MTI Micro will be required to pay Gillette royalties as defined in the Agreement. The Agreement is subject to confidential treatment as filed with the SEC.

(C) Under the NYSERDA contract, MTI Micro agreed to pay NYSERDA a royalty of 1.5% of the sales price of any product sold incorporating IP developed pursuant to the NYSERDA contract if the product is manufactured by a New York State manufacturer. This royalty increases to 5% if the manufacturer is not deemed to be a New York State manufacturer. In any event, the royalty is subject to a cap equal to two times the total contract funds paid by NYSERDA to MTI Micro as reduced to reflect any New York State jobs created by MTI Micro.

Off-Balance Sheet Arrangements

Pursuant to a financing transaction entered into between the Company and Fletcher on January 29, 2004, Fletcher has the right, but not the obligation, to purchase, in a single purchase or multiple purchases, up to an additional $20 million of our common stock at any time prior to December 31, 2006 at a price per share equal to $6.023 (as adjusted from $6.34), which date and price may be extended and adjusted, respectively, in certain circumstances. Fletcher also has the right to receive Company shares without payment upon the occurrence of certain events, including but not limited to, failing to register for resale with the SEC shares purchased by Fletcher on the agreed upon time table, a restatement of the Company's financial statements, change of control of the Company and issuance of securities at a price below Fletcher's purchase price. We have filed registration statements covering all of the shares purchased by Fletcher to date and in the event of any additional purchases we are similarly obligated to file one or more registration statements covering resale of such shares. In Connection with the late effective date for the registration statement filed on January 6, 2004, the Company issued and registered 66,413 shares of common stock to Fletcher without any additional payment. At December 31, 2005, Fletcher owned 393,515 shares or 1.3% of the Company's common stock.

New Accounting Pronouncements

Effect of Recent Accounting Pronouncements: In November 2004, the FASB issued SFAS No. 151, Inventory Costs-an amendment of ARB No. 43, Chapter 4 ("FAS 151"), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the impact of this standard will have a material effect on the Company's consolidated financial statements.

In December 2004, the FASB issued SFAS No. 123 (Revised 2004) Share-Based Payment ("SFAS No. 123R"), which is a revision of FASB SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. In March 2005 the SEC issued Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. In April 2005, the SEC delayed the implementation of SFAS 123R for public companies until the first annual period beginning after June 15, 2005. SFAS 123R is required to be adopted by the Company as of January 1, 2006. The Company has not yet determined the impact of applying the various provisions of SFAS No. 123R. The effects of adopting this standard will depend on our future stock option activity and the term of the options.

The Company currently utilizes a closed form option-pricing model to measure the fair value of stock-based compensation for employees. SFAS 123R permits the use of this model or other models such as a lattice model. The Company has determined that it will use the Black-Scholes Option-Pricing model to measure the fair value of share-based grants to employees upon the adoption of SFAS 123R. The effect of expensing stock options in accordance with the original SFAS 123 is presented above. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This presentation may reduce net operating cash flows and increase net financing cash flows in periods after the effective date. The amount of this excess tax deduction benefit was $0 thousand and $294 thousand in the twelve months ended December 31, 2005 and 2004, respectively. The unvested value of share awards to be amortized into the operating statement is approximately $1.494 million as of December 31, 2005.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for non-monetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company does not believe that the impact of this standard will have a material effect on the Company's consolidated financial statements.

In March 2005, the FASB issued FASB Interpretation No. 47 Accounting for Conditional Asset Retirement Obligations, which is an interpretation of FASB Statement No. 143, Account for Asset Retirement Obligations. The interpretation requires a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The interpretation is effective for years ending after December 15, 2005. The Company does not believe that the impact of this standard will have a material effect on the Company's consolidated financial statements.

In May 2005, SFAS No. 154, Accounting Changes and Error Corrections - replacement of APB Opinion No. 20 and FASB Statement No. 3, (SFAS No. 154) was issued. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods' financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe that the impact of this standard will have a material effect on the Company's consolidated financial statements.

In June 2005, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (EITF 05-6). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a significant effect on the Company's consolidated financial statements.

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

The Company's issued derivatives have consisted of warrants and rights to purchase shares of the Company's common stock and Plug Power common stock owned by the Company. The fair value of the embedded derivative for the right to purchase Plug Power common stock was recorded in the financial statement line titled "Derivative liability" until its exercise date during June 2005. This derivative was valued quarterly using the Black Scholes Option-Pricing Model. The Company's held derivatives consisted of warrants to purchase SatCon common stock. These held derivatives expired on January 31, 2004. The fair value of the warrants to purchase SatCon common stock was based on estimates using the Black Scholes Option-Pricing Model. The Company recognizes changes in fair value through the operating statement line titled "Gain (loss) on derivatives." The Company does not use derivative financial instruments for speculative or trading purposes.

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

The fair market and estimated values of the Company's investments in Plug Power and derivatives and the calculated impact of a market price decrease of ten percent, is as follows:

(Dollars in thousands)
	Holdings/	Estimated	Ten Percent
Balance at	Derivatives	Fair Market Value	Market Decrease

December 31, 2005	Plug Power	$ 18,947	$1,895

December 31, 2004	Plug Power	$ 34,175	$ 3,418
	Derivative	$ 1,125	$ 113

Item 8: Financial Statements and Supplementary Data

The financial statements filed herewith are set forth on the Index to Consolidated Financial Statements on Page F-1 of the separate financial section, which follows page 42 of this report and are incorporated herein by reference.

Selected Quarterly Financial Data

(Unaudited and in 000's except per share amounts)
	1st	2nd	3rd	4th
2005
Product revenue	$ 1,403	$ 1,285	$ 1,428	$1,896
Funded research and development revenue	324	380	792	333
Gross profit - product revenue	801	768	865	1,197
Gross loss - funded research and development	(731)	(677)	(85)	(233)
Net loss	(6,054)	(2,793)	(1,909)	(4,338)

Loss per Share (Basic and Diluted):
Net loss	(.20)	(.09)	(.06)	(.14)

2004
Product revenue	$ 1,579	$ 1,231	$ 1,642	$3,078
Funded research and development revenue	388	191	175	286
Gross profit - product revenue	932	608	956	2,157
Gross loss - funded research and development	(766)	(350)	(706)	(1,178)
Net (loss) income	(242)	(1,363)	(3,393)	807

(Loss) Earnings per Share (Basic and Diluted):
Net (loss) earnings	(.01)	(.05)	(.12)	.03

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures: The Company's management, with the participation of the Company's chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of December 31, 2005. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the valuation of the Company's disclosure controls and procedures as of December 31, 2005, the Company's chief executive officer and chief financial officer concluded that, as of such date, the Company's disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting: There have been no changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company's fiscal quarter ended December 31, 2005 that have materially affected, or are reasonable likely to materially affect, the Company's internal control over financial reporting.

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

Under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its internal control over financial reporting using the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using the criteria set forth in Internal Control-Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005.

Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which is included herein at page F-2.
/s/ Steven N. Fischer	/s/ Cynthia A. Scheuer
Chairman and Chief Executive Officer	Vice President and Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

Item 9B: Other Information

None.

PART III

Item 10: Directors and Executive Officers of the Registrant

(a) Directors

Incorporated herein by reference is the information appearing under the captions "Information about our Directors" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934 " in the Company's definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

(b) Executive Officers

Incorporated herein by reference is the information appearing under the captions "Executive Officers" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934 " in the Company's definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Incorporated herein by reference is the information appearing under the caption "Board of Director Meetings and Committees - Audit Committee" in the Company's definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Code of Ethics: The Company has adopted a Code of Ethics for employees, officers and directors. The Code of Ethics is intended to comply with Item 406 of Regulation S-K of the Securities Exchange Act of 1934 and with applicable rules of the NASDAQ Stock Market, Inc. The Code of Ethics as revised, will be filed as Exhibit 14.1 to the Company's Form 10-K for the year ended December 31, 2005. A copy may be obtained at no charge by written request to the attention of the Secretary of the Company at 431 New Karner Road, Albany, New York 12205. A copy of the Code of Ethics is also available on the Company's website at http://www.mechtech.com.

Incorporated herein by reference is the information appearing under the caption "Compliance with Section 16(a) of the Securities Exchange Act of 1934 - Shareholder Communications with the Board of Directors."

Item 11: Executive Compensation

Incorporated herein by reference is the information appearing under the caption "Executive Compensation" in the Company's definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

Incorporated herein by reference is the information appearing under the caption "Principal Shareholders" in the Company's definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Equity Compensation Plans

As of December 31, 2005, the Company has two equity compensation plans, the 1999 Employee Stock Incentive Plan (the "1999 Plan") and the 1996 Stock Incentive Plan (the "1996 Plan", and together with the 1999 Plan, the "Plans"). See Note 13 to the Consolidated Financial Statements referred to in Item 8 for a description of these plans. The following table presents information regarding these plans:

	Number of Securities To Be	Weighted Average Exercise	Number of Securities Remaining
	Issued Upon Exercise of Outstanding	Price of Outstanding	Available for Future Issuance Under
Plan Category	Options, Warrants, Rights(1)(2)	Options, Warrants, Rights	Equity Compensation Plans
Equity compensation plans approved by security holders	5,041,242	$3.76	1,363,214

(1)Under both the 1996 and 1999 Plans, the securities available under the Plans for issuance and issuable pursuant to exercises of outstanding options may be adjusted in the event of a change in outstanding stock by reason of stock dividend, stock splits, reverse stock splits, etc.

(2)The 1996 Plan also provides for increases to securities available by 10% of any increase in shares outstanding, excluding shares issued under option plans.

Item 13: Certain Relationships and Related Transactions

Incorporated herein by reference is the information appearing under the caption "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

Item 14: Principal Accountant Fees and Services

Incorporated herein by reference is the information appearing under the caption "Independent Accountants" in the Company's definitive Proxy Statement for its 2006 Annual Meeting of Shareholders to be filed with the Securities and Exchange Commission.

PART IV

Item 15: Exhibits, Financial Statement Schedules

15(a) (1) Financial Statements: The financial statements filed herewith are set forth on the Index to Consolidated Financial Statements on page F-1 of the separate financial section which accompanies this Report, which is incorporated herein by reference.

15(a) (2) Financial Statement Schedules: The following consolidated financial statement schedule for the years ended December 31, 2005, 2004 and 2003 is included pursuant to Item 15(d):

Report of Independent Registered Public Accounting Firm on Financial Statements Schedule;

Schedule II- Valuation and Qualifying Accounts.

All other financial statement schedules not listed have been omitted because they are either not required, not applicable, or the information has been included elsewhere in the consolidated financial statements or notes thereto.

15(a) (3) Exhibits: The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K.

The following exhibits are filed as part of this Report:

Exhibit
Number	Description

3.1	Certificate of Incorporation of the registrant, as amended and restated and amended. (3)(8)(9)

3.2	By-Laws of the registrant, as restated. (3)

4.1	Certificate of Additional Investment Rights issued to Fletcher International, Ltd. (22)

10.1	Mechanical Technology Incorporated Restricted Stock Incentive Plan. (1)

10.14	Mechanical Technology Incorporated Stock Incentive Plan for its December 20, 1996 Special Meeting of Shareholders. (2)

10.21	Asset Purchase Agreement between Mechanical Technology and NYFM, Incorporated, dated as of March 31, 1998. (4)

10.30	Mechanical Technology Incorporated 1999 Employee Stock Incentive Plan. (5)

10.32	Stock Purchase Agreement, dated October 1, 1999, between the registrant, Ling Electronics, Inc., Ling Electronics, Ltd. and SatCon Technology Corporation. (6)

10.33	Securities Purchase Agreement, dated October 21, 1999, between the registrant and SatCon Technology Corporation. (6)

10.34	Mechanical Technology Incorporated Registration Rights Agreement, dated October 21, 1999, between the registrant and SatCon Technology Corporation. (6)

10.36	Mechanical Technology Incorporated Stock Purchase Warrant dated October 21, 1999. (6)

10.37	SatCon Technology Corporation Stock Purchase Warrant dated October 21, 1999. (6)

10.38	Lease dated August 10, 1999 between Carl E. Touhey and Mechanical Technology, Inc. (6)

10.39	Registration Rights Agreement, dated November 1, 1999 by and among Plug Power Inc. and the registrant. (6)

Exhibit
Number	Description

10.41	Mechanical Technology Incorporated Stock Purchase Warrant dated January 31, 2000. (7)

10.42	SatCon Technology Corporation Stock Purchase Warrant dated January 31, 2000. (7)

10.43	Lease dated April 2, 2001 between Kingfischer L.L.C. and Mechanical Technology Inc. (10)

10.44	First Amendment to lease dated March 13, 2003 between Kingfischer L.L.C. and Mechanical Technology Inc. (12)

10.118	Exchange Agreement dated December 20, 2002 by and between First Albany Companies Inc. and Mechanical Technology Incorporated. (11)

10.119	Strategic Alliance Agreement, dated as of September 19, 2003, between The Gillette Company and MTI MicroFuel Cells Inc. (13)

10.120	Funding Agreement, dated as of September 19, 2003, between the registrant and The Gillette Company. (13)

10.121	Agreement, dated January 26, 2004, between Mechanical Technology Inc. and Fletcher International, Ltd. (15)

10.122	Amendment No. 1 to the Main Agreement dated as of May 4, 2004 entered into by and between the registrant and Fletcher International, Ltd. (16)

10.123	Amendment to the Strategic Alliance Agreement between The Gillette Company and MTI MicroFuel Cells Inc. dated August 18, 2004. (17)

10.124	MTI MicroFuel Cells Inc. 2001 Employee, Director and Consultant Stock Option Plan (Amended and Restated as of September 23, 2004). (18)

10.125	MTI MicroFuel Cells Inc. 2001 Employee, Director and Consultant Stock Option Plan Stock Option Agreement (Updated September 23, 2004). (18)

10.126	MTI MicroFuel Cells Inc. 2001 Stock Option Agreement for Employees, Consultants and Directors. (18)

10.127	MTI MicroFuel Cells Inc. Notice of Exercise of Option (Updated September 23, 2004). (18)

10.128	Lease dated January 26, 2005 between 750 University LLC and MTI MicroFuel Cells Inc. (20)

10.129	Base Salaries of Named Executive Officers of the Registrant.

10.130	Cash Compensation for Non-Management Directors of the Registrant.

10.131	Amendment No. 2 to the Strategic Alliance Agreement between The Gillette Company and MTI MicroFuel Cells Inc. dated June 20, 2005. (21)

10.132	Second Amendment to lease dated December 12, 2005 between Kingfisher, LLC and Mechanical Technology Incorporated. (23)

10.133	Employment Agreement dated December 20, 2005 between William P. Acker and MTI MicroFuel Cells Inc. (24)

10.134	Lease Termination Agreement fully executed on February 9, 2006 between 750 University Avenue, LLC and MTI MicroFuel Cells Inc. (25)

10.135	Employment Agreement dated March 6, 2006 between Russel Marvin and MTI MicroFuel Cells Inc. (26)

Exhibit
Number	Description

10.136	Employment Agreement dated September 25, 2002 between Cynthia A. Scheuer and Mechanical Technology Incorporated and MTI MicroFuel Cells Inc.

10.137	Employment Agreement dated November 19, 2004 between Juan Becerra and MTI MicroFuel Cells Inc.

14.1	Code of Ethics.

21	Subsidiaries of the Registrant. (14)

23	Consent of PricewaterhouseCoopers LLP.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Steven N. Fischer.

31.2	Rule 13a-14(a)/15d-14(a) Certification of Cynthia A. Scheuer.

32.1	Section 1350 Certification of Steven N. Fischer.

32.2	Section 1350 Certification of Cynthia A. Scheuer.

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
  Filed as an Exhibit to the registrant's Form 8-K Report dated June 20, 2005.
  Filed as an Exhibit to the registrant's Form 10-Q Report for its quarter ended June 30, 2005.
  Filed as an Exhibit to the registrant's Form 8-K Report dated December 12, 2005.
  Filed as an Exhibit to the registrant's Form 8-K Report dated December 20, 2005.
  Filed as an Exhibit to the registrant's Form 8-K dated February 9, 2006.
  Filed as an Exhibit to the registrant's Form 8-K dated March 6, 2006.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
MECHANICAL TECHNOLOGY INCORPORATED

Date: March 14, 2006	By: /s/ Steven N. Fischer
Steven N. Fischer
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date

/s/ Steven N. Fischer Steven N. Fischer	Chief Executive Officer and Chairman of the Board of Directors	March 14, 2006

/s/ Cynthia A. Scheuer Cynthia A. Scheuer	Vice President, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)	March 14, 2006

/s/ Dale W. Church Dale W. Church	Director	March 14, 2006

/s/ Edward A. Dohring Edward A. Dohring	Director	March 14, 2006

/s/ Thomas J. Marusak Thomas J. Marusak	Director	March 14, 2006

/s/ William P. Phelan William P. Phelan	Director	March 14, 2006

/s/ E. Dennis O'Connor E. Dennis O'Connor	Director	March 14, 2006

/s/ Walter L. Robb Dr. Walter L. Robb	Director	March 14, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC

ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Shareholders

of Mechanical Technology Incorporated

Our audits of the consolidated financial statements referred to in our report dated March 13, 2006, appearing on page F-2 of this Form 10-K of Mechanical Technology Incorporated, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP

Albany, New York

March 13, 2006

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(DOLLARS IN THOUSANDS)

Description	Balance at beginning of period	Additions Charged to Charged costs and to other expenses accounts		Deductions	Balance at end of period
Allowance for doubtful accounts (accounts receivable) for the years ended:
December 31, 2005	$ 58	$ -	$ -	$ (58)	$ -
December 31, 2004	-	58	-	-	58
December 31, 2003	-	-	-	-	-

Includes accounts written off as uncollectible and recoveries.

Allowance for doubtful accounts (notes receivable) for the years ended:
December 31, 2005	$ -	$ -	$ -	$ -	$ -
December 31, 2004	660	-	(50)	(610)	-
December 31, 2003	660	-	-	-	660

Includes accounts written off as uncollectible and recoveries.

Valuation allowance for deferred tax assets for the years ended:
December 31, 2005	$1,836	$9,087	$ -	$ -	$10,923
December 31, 2004	1,836	-	-	-	1,836
December 31, 2003	1,836	-	-	-	1,836

Inventory reserve for the years ended:
December 31, 2005	$ 67	$ 75	$ 9	$ (103)	$ 48
December 31, 2004	8	107	28	(76)	67
December 31, 2003	30	175	(10)	(187)	8

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Reports of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Balance Sheets as of December 31, 2005 and 2004	F-3

Statements of Operations for the Years Ended December 31, 2005, 2004 and 2003	F-4

Statements of Shareholders' Equity and Comprehensive Income (Loss) for the
Years Ended December 31, 2005, 2004 and 2003	F-5

Statements of Cash Flows for the Years Ended December 31, 2005, 2004 and 2003	F-6

Notes to Consolidated Financial Statements	F-7 - F-38

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Mechanical Technology Incorporated

We have completed integrated audits of Mechanical Technology Incorporated's 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Mechanical Technology Incorporated and its subsidiaries at December 31, 2005 and 2004 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management's assessment, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control - Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/PricewaterhouseCoopers LLP

Albany, New York

March 13, 2006

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004
	(Dollars in thousands)
	2005	2004
Assets
Current Assets:
Cash and cash equivalents	$11,230	$22,545
Securities available for sale	18,947	17,678
Accounts receivable, less allowances of $0 in 2005 and $58 in 2004	998	1,772
Other receivables - related parties	3	3
Inventories, net	1,058	1,136
Prepaid expenses and other current assets	451	504
Total Current Assets	32,687	43,638

Securities available for sale - restricted	-	16,497
Property, plant and equipment, net	2,495	2,884
Deferred income taxes	6,085	3,811
Total Assets	$41,267	$66,830
Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable	$ 375	$ 13
Accrued liabilities	1,672	3,287
Accrued liabilities - related parties	2	-
Income taxes payable	65	40
Deferred income taxes	6,108	5,486
Total Current Liabilities	8,222	8,826
Long-Term Liabilities:
Derivative liability	-	1,125
Other credits	-	24
Total Liabilities	8,222	9,975
Commitments and Contingencies
Minority interests	129	1,271
Shareholders' Equity
Common stock, par value $.01 per share, authorized 75,000,000;
38,965,937 issued in 2005 and 38,650,949 issued in 2004	390	387
Paid-in-capital	122,095	121,033
Accumulated deficit	(81,718)	(66,624)
Accumulated Other Comprehensive Income:
Unrealized gain on securities available for sale, net of tax	5,983	14,542

Restricted stock grants - unearned compensation	(80)	-
Common stock in treasury, at cost, 8,040,736 shares in 2005 and 2004	(13,754)	(13,754)
Total Shareholders' Equity	32,916	55,584
Total Liabilities and Shareholders' Equity	$ 41,267	$ 66,830

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands, except per share)
	Year Ended	Year Ended	Year Ended
	Dec. 31,	Dec. 31,	Dec. 31,
	2005	2004	2003
Product revenue	$ 6,012	$ 7,530	$ 5,547
Funded research and development revenue	1,829	1,040	2,311
Total revenue	7,841	8,570	7,858
Operating costs and expenses:
Cost of product revenue	2,381	2,877	2,382
Research and product development expenses:
Funded research and product development	3,555	4,040	3,763
Unfunded research and product development	6,116	8,920	4,585
Total research and product development expenses	9,671	12,960	8,348
Selling, general and administrative expenses	10,887	6,325	5,837
Operating loss	(15,098)	(13,592)	(8,709)
Interest expense	-	-	(7)
(Loss) gain on derivatives	(10,407)	614	(6)
Gain on sale of securities available for sale	10,125	3,626	7,483
Impairment losses	-	-	(418)
Other income (expense), net	431	231	(74)
Loss from continuing operations before
income taxes and minority interests	(14,949)	(9,121)	(1,731)
Income tax (expense) benefit	(1,587)	3,564	669
Minority interests in losses of consolidated subsidiary	1,442	1,366	490
Loss from continuing operations	(15,094)	(4,191)	(572)
Income from discontinued operations (net of taxes
of $8 in 2003)	-	-	13
Net loss	$(15,094)	$(4,191)	$ (559)

(Loss) Earnings per Share (Basic and Diluted):
Loss from continuing operations	$ (.49)	$ (.14)	$ (.02)
Income from discontinued operations	-	-	-
Loss per share	$ (.49)	$ (.14)	$ (.02)

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

AND COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2005, 2004 and 2003

(Dollars in thousands)
	Year Ended	Year Ended	Year Ended
	Dec. 31,	Dec. 31,	Dec. 31,
Common Stock	2005	2004	2003
Balance, beginning	$ 387	$ 358	$ 35,648
Change in par value to $.01 from $1 per share effective June 28, 2005	-	-	(35,291)
Issuance of shares - private placement	1	27	-
Issuance of shares - options	1	2	1
Stock-based compensation - shares	1	-	-
Balance, ending	$ 390	$ 387	$ 358
Paid-In Capital
Balance, beginning	$ 121,033	$ 104,126	$ 67,479
Change in par value to $.01 from $1 per share effective June 28, 2005	-		35,291
Private placement, net of expenses	(45)	15,159	-
Derivative tax asset	-	696	-
Issuance of shares - options	325	407	220
Stock-based compensation - shares	248	-	-
Stock-based compensation - options	634	-	-
MTI MicroFuel Cell investment	(100)	351	881
Compensatory options	-	-	32
Stock option exercises recognized differently for financial reporting and tax purposes	-	294	223
Balance, ending	$ 122,095	$ 121,033	$ 104,126
Accumulated Deficit
Balance, beginning	$(66,624)	$(62,433)	$(61,874)
Net loss	(15,094)	(4,191)	(559)
Balance, ending	$(81,718)	$(66,624)	$(62,433)
Accumulated Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Securities Available for Sale, Net of Taxes
Balance, beginning	$ 14,542	$ 19,944	$ 13,170
Change in unrealized (loss) gain on securities available for sale (net of taxes of
$0 in 2005, $2,550 in 2004 and $6,705 in 2003)	(3,620)	(3,826)	10,057
Less reclassification adjustment for gains included in net income (net of taxes
of $3,293 in 2005, $1,051 in 2004 and $2,189 in 2003)	(4,939)	(1,576)	(3,283)
Balance, ending	$ 5,983	$ 14,542	$ 19,944
Restricted Stock Grants - Unearned Compensation
Balance, beginning	$ -	$ -	$ (40)
Issuance of shares	(125)	-	-
Grants amortization	45	-	40
Balance, ending	$ (80)	$ -	$ -
Treasury Stock
Balance, beginning	$(13,754)	$(13,729)	$(13,635)
Stock acquisition	-	(25)	(94)
Balance, ending	$(13,754)	$(13,754)	$(13,729)
Total Shareholders' Equity	$ 32,916	$ 55,584	$ 48,266
Total Comprehensive (Loss) Income:
Net loss	$ (15,094)	$ (4,191)	$ (559)
Other comprehensive (loss) income:
Change in unrealized (loss) gain on securities available for sale, net of taxes	(3,620)	(3,826)	10,057
Less reclassification adjustment for gains included in net income, net of taxes	(4,939)	(1,576)	(3,283)
Total comprehensive (loss) income	$ (23,653)	$ (9,593)	$ 6,215
The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2005, 2004 and 2003
(Dollars in thousands)	Year Ended Dec. 31, 2005	Year Ended Dec. 31, 2004	Revised Year Ended Dec. 31, 2003
Operating Activities
Net loss (see Note 2)	$(15,094)	$ (4,191)	$ (559)
Adjustments to reconcile net loss to net cash used by operating activities:
Loss (gain) on derivatives	10,407	(614)	6
Loss on retirement of subsidiary treasury stock	-	-	5
Impairment losses	-	-	418
Gain on sale of securities available for sale	(10,125)	(3,626)	(7,483)
Depreciation and amortization	1,253	911	599
Minority interests in losses of consolidated subsidiary	(1,442)	(1,366)	(490)
Allowance for bad debts	(58)	58	-
Loss on disposal of fixed assets	130	38	26
Deferred income taxes and other credits	1,617	(3,563)	(671)
Deferred income taxes and other credits- discontinued operations (see Note 2)	-	-	8
Stock based compensation	1,003	8	72
Changes in operating assets and liabilities :
Accounts receivable	832	(868)	483
Other receivables - related parties	-	(3)	-
Inventories	78	164	78
Prepaid expenses and other current assets	53	10	161
Accounts payable	362	(679)	(68)
Income taxes payable	25	28	(80)
Accrued liabilities - related parties	2	(48)	(142)
Accrued liabilities	(1,615)	1,759	(15)
Net cash used by operating activities	(12,572)	(11,982)	(7,652)
Investing Activities
Purchases of property, plant and equipment	(1,004)	(1,834)	(1,070)
Proceeds from sale of property, plant and equipment	10	-	-
Proceeds from sale of subsidiary	-	-	-
Proceeds from sale of securities available for sale	1,969	4,479	11,654
Net cash provided by investing activities	975	2,645	10,584
Financing Activities
Gross proceeds from private placement	-	18,000	-
Costs of private placement	(45)	-	-
Proceeds from stock option exercises	327	409	221
Net proceeds from subsidiary stock issuance	-	2,194	2,001
Purchase of common stock for treasury	-	(25)	(94)
Financing costs	-	(1,076)	-
Net cash provided by financing activities	282	19,502	2,128
(Decrease) increase in cash and cash equivalents	(11,315)	10,165	5,060
Cash and cash equivalents - beginning of year	22,545	12,380	7,320
Cash and cash equivalents - end of year	$ 11,230	$ 22,545	$12,380

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Nature of Operations

  Description of Business

  Mechanical Technology Incorporated, ("MTI" or the "Company"), a New York corporation, was incorporated in 1961. MTI operates in two segments, the New Energy segment which is conducted through MTI MicroFuel Cells Inc. ("MTI Micro"), a majority-owned subsidiary, and the Test and Measurement Instrumentation segment, which is conducted through MTI Instruments, Inc. ("MTI Instruments"), a wholly owned subsidiary.

  At its MTI Micro subsidiary, the Company is primarily focused on the development and commercialization of advanced cord-free rechargeable power pack technology for portable electronics. MTI Micro has developed a patented, proprietary direct methanol fuel cell ("DMFC") technology called Mobion®, which generates electrical power using up to 100% methanol as fuel. MTI Micro's Mobion® technology is intended to replace current lithium-ion and similar rechargeable battery systems currently used by original equipment manufacturers (OEMs) in many hand held electronic devices such as PDAs, Smartphones and different accessories. The Company formed MTI Micro as a subsidiary on March 26, 2001 and currently owns approximately 90% of the outstanding common stock of MTI Micro.

  At its MTI Instruments subsidiary, the Company designs, manufactures, and sells high-performance test and measurement instruments and systems. MTI Instruments was incorporated as a subsidiary on March 8, 2000 and has three product groups: general dimensional gaging, semiconductor and aviation. These products consist of electronic, computerized gaging instruments for position, displacement and vibration applications for the design, manufacturing and test markets; semiconductor products for wafer characterization of semi-insulating and semi-conducting wafers for the semiconductor market; and engine balancing and vibration analysis systems for both military and commercial aircraft.

  Liquidity

  The Company has incurred significant losses as it continues to fund MTI Micro's DMFC product development and commercialization programs. The Company expects that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, sales of securities available for sale, the operating results of MTI Instruments and MTI Micro, the availability of equity financing including the additional investment rights issued in connection with the 2004 private placement and the ability to attract government funding resources to offset research and development costs. The Company expects to continue to incur losses as it seeks to develop and commercialize Mobion® fuel cell systems and it expects to continue funding its operations from current cash and cash equivalents, the sales of securities available for sale, proceeds, if any, from the exercise of additional investment rights issued in connection with the 2004 private placement or other equity financings and government program funding. The Company may also seek to provide additional resources through an equity offering. Additional government revenues and Fletcher's potential exercise of additional investment rights totaling up to an additional $20 million could also provide additional resources although with an exercise price of $6.023 per share it is unlikely that Fletcher will exercise its right unless our stock price increases. The Company anticipates that it will have to raise additional equity capital to fund its long-term business plan, regardless of whether Fletcher exercises any or all of its additional investment rights.

  Pursuant to additional investment rights, Fletcher has the right, but not the obligation, to purchase, in a single purchase or multiple purchases, up to an additional $20 million of our common stock at any time prior to December 31, 2006 at a price per share equal to $6.023 (as adjusted from $6.34), which date and price may be extended and adjusted, respectively, in certain circumstances.

  During 2005, the Company sold 1,899,791 shares of Plug Power common stock with proceeds totaling $1.969 million and gains totaling $10.125 million. These proceeds reflect the Company's previously announced strategy to raise additional capital through the sale of Plug Power stock in order to fund its micro fuel cell operations as well as Fletcher's exercise of its right to purchase Plug Power common stock from the Company.

   At December 31, 2005, the Company had cash, cash equivalents and securities available for sale in the amount of $30.177 million and working capital of $24.465 million. The failure to raise the funds necessary to finance our future cash requirements or consummate future acquisitions could adversely affect the Company's ability to pursue its strategy and could negatively affect the Company's operations in future periods. Management believes it will have adequate resources to fund operations and capital expenditures for at least the next twelve months based on current cash and cash equivalents, current cash flow and revenue projections and the potential sale of securities available for sale at current market values.

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

  Fair Value of Financial Instruments

  The Company's financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, unbilled contract costs and fees, warrants to purchase shares of common stock (which expired January 31, 2004) and accounts payable. The estimated fair value of these financial instruments approximate their carrying values at December 31, 2005 and 2004. The estimated fair values have been determined through information obtained from market sources, where available, or Black-Scholes Option-Pricing model valuations.

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

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The Company held or has outstanding as of December 31, the following derivative financial instruments:
	2005	2004	Expiration
Derivatives issued:
Warrants, exercisable beginning February 5, 2005, to purchase the Company's common
stock issued to Chicago Investment Group, L.L.C. at a purchase price of $10.572 per share	28,377	28,377	February 5, 2006

Second Investment Right, exercisable beginning December 22, 2004, to purchase the Company's common stock issued to Fletcher International, Ltd. at a purchase price of $6.023 per share
through December 31, 2006 (1)(3)	3,320,604	3,154,575	December 31, 2006

Plug Power Investment Right, exercisable at any time from June 1, 2005 through
December 31, 2006 to purchase a number of the Company's shares of Plug Power common stock (to the extent of the number of shares remaining in escrow pursuant to the agreement)
equal to $10,000,000 divided by the prevailing price per share of Plug Power common stock (1)	-	(2)	December 31, 2006

  (1) The Company and Fletcher International, Ltd. entered into an amended private placement agreement on May 4, 2004 (see Note 11 - Shareholders' Equity).

  (2) The exercise price for the Plug Power Investment Right was $10,000,000 less the positive difference between $18,000,000 and the product of the 2,680,671 shares multiplied by the prevailing price per share of our common stock on the date Fletcher elects to exercise such right, all divided by the quotient obtained by dividing 10,000,000 by the prevailing price of Plug Power common stock on the date Fletcher elects to exercise such right (see Note 11- Shareholders' Equity). This right was fully exercised on June 24, 2005.

  (3) The Company incurred a registration penalty during March 2005, which resulted in a reduction in the exercise price for the Second Investment Right from $6.34 to $6.023 per share.

  The Plug Power Investment Right is legally detached and separate. In accordance with EITF 00-19, since this contract is indexed not only to MTI's stock but also to Plug Power's stock and it settles in Plug Power stock and not MTI stock, this contract is not solely indexed to the Company's stock in accordance with the guidance in EITF 01-6 and as a result is a derivative. The contract meets the definition of a derivative under paragraph 6 of FAS 133. Management considered whether or not the contract would be eligible for a scope exception described in paragraph 11.a. of FAS 133 relating to instruments indexed to a company's own stock and determined that the contract is not eligible for this scope exception.

  The Second Investment Right meets the criteria of SFAS No. 133, paragraph 11, as well as guidance in EITF 00-19 and EITF 01-06. The Right is indexed to the Company's stock and requires settlement in shares and because this right was part of the initial Fletcher investment, it is part of the original investment's fair value and is recorded as permanent equity and is not separately valued.

  The Plug Power Investment Right, prior to its exercise, was valued on a quarterly basis using the Black-Scholes Option Pricing model and upon its exercise on June 24, 2005 was valued using the intrinsic value method. Significant assumptions used in the valuation included exercise dates, closing stock prices for the common stock of MTI and Plug Power, volatility of the common stock of MTI and Plug Power, risk-free interest rate and estimated number of shares in escrow. (Losses) gains on derivatives are included in "(Loss) gain on derivatives" in the Consolidated Statements of Operations.

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

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Inventories

  Inventories are valued at the lower of cost (first-in, first-out) or market. The Company provides estimated inventory allowances for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value.

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

  Revenue Recognition

  The Company applies the guidance within SEC Staff Accounting Bulletin ("SAB") No. 104, Revenue Recognition in the evaluation of its contracts to determine when to properly recognize revenue. Under SAB No. 104, revenue is recognized when title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, the fee is fixed or determinable, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured.

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

  The Company defers recognition of its initial micro fuel cell product-related revenue at the time of delivery and recognizes revenue as the continued warranty obligations expire. The costs associated with the product and warranty obligations are expensed as they are incurred. The Company's initial shipment during 2004 of its micro fuel cell product is a customer specific arrangement that includes fuel cell systems and continued warranty support. While contract terms require payment upon delivery of the fuel cell system and are not contingent on the achievement of specific milestones or other substantive performance, the continuing obligation to warranty the product results in the Company deferring recognition of product-related revenue and recognizing product-related revenue when the warranty obligations expire. The warranty on the product is for a period of fifteen months. When micro fuel cell product-related revenue qualifies for revenue recognition it will be recorded in the Consolidated Statements of Operations in the line titled "Other income (expense), net."

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

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

  Some of MTI Instruments' direct sales, particularly sales of semi-automatic and fully-automated semiconductor metrology equipment, involve on-site customer acceptance and/or training.  In those instances, revenue recognition does not take place at time of shipment.  Instead, MTI Instruments recognizes the sale after the unit is installed and/or training is performed and an on-site acceptance is given by the customer.  Agreed-upon acceptance terms and conditions, if any, are negotiated at the time of purchase.

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

  Information regarding government and private company contracts is as follows:
(Dollars in thousands, except contract values)
Contract
Contract and Expected Revenues	Type	Expiration(6)
$3.0 million DOE	B	07/31/07
$470 thousand SAFT(1)	A	09/30/06
$1.250 million NYSERDA(2)	B	06/30/06
$249.8 thousand Army	A	09/30/05
$69.9 thousand Marine	A	03/31/05
$210 thousand NIST (3)	A	06/30/05
$150 thousand Harris(4)	A	06/25/04
$200 thousand ARL	A	04/30/04
$4.6 million NIST (5)	B	09/30/04

  (1) This is a subcontract with SAFT America Inc. (SAFT) under the U.S. Army CECOM.

  (2) Total contract value is $1.250 million consisting of four Phases: Phase I for $500 thousand was from 3/12/02 thru 9/30/03; Phase II for $200 thousand was from 10/28/03 with a completion date of 10/31/04; Phase III for $348 thousand was from 8/23/04 thru 8/31/05; and Phase IV for $202 thousand which commenced on 12/14/04 and expires on 6/30/06. Phases I and II have been

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  completed and the final report for Phase III has been accepted. Retainage will be billed upon acceptance of final report incorporating all completed phases of the contract.

  (3) This is a subcontract with CSMP under NIST and includes the original contract for $200 thousand and a contract amendment for $10 thousand.

  (4) This contract includes the original contract for $200 thousand, an amendment for $50 thousand and a 2005 amendment reducing the contract by $100 thousand.

  (5) This contract was a joint venture with DuPont. DuPont's share of the contract revenue was $1.3 million.

  (6) Dates represent expiration of contract, not date of final billing.

  Contract Type A - Fixed Price Contract.

  Contract Type B - Cost Shared Contract.

  The Company's cost-shared contracts require that the Company's subsidiary MTI MicroFuel Cells Inc. ("MTI Micro") conduct research and deliver direct methanol micro fuel cell ("DMFC") prototypes pursuant to predefined work plans and schedules. The contracts with NIST, NYSERDA and the DOE result in the following total multi-year contract expenditures by MTI Micro: $6,696,968, $2,702,080 and $6,144,094, and are expected to or have resulted in total multi-year funding of $3,342,085, $1,249,736 and $1,175,000 respectively.

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

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Accounting for Impairment or Disposal of Long-Lived Assets

  The Company accounts for impairment or disposal of long-lived assets in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived. This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and specifies how impairment will be measured and how impaired assets will be classified in the consolidated financial statements.

  Cash and Cash Equivalents

  Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of less than three months.

  Securities Available for Sale

  Management determines the appropriate classification of its investments in marketable securities at the time of purchase and reevaluates such determinations at each balance sheet date. Marketable securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Securities available for sale are carried at fair value, with the unrealized gains and losses, net of income taxes, reported as a separate component of shareholders' equity. The Company has had no investments that qualify as trading or held to maturity. Realized gains and losses are included in "Gain (loss) on sale of securities available for sale" in the Consolidated Statements of Operations. The cost of securities sold is based on the specific identification method.

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

  Stock Based Compensation

  At December 31, 2005, the Company has two stock-based employee compensation plans and its majority-owned subsidiary, MTI Micro, has one stock-based employee compensation plan, which are described more fully in Note 13, Stock Based Compensation. SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of stock options or warrants granted to employees to be included in the Consolidated Statement of Operations or, alternatively, disclosed in the notes to consolidated financial statements. The Company accounts for stock-based compensation of employees under the intrinsic value method of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations and has elected the disclosure-only alternative under SFAS No. 123, Share-Based Payment as amended by SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. The Company records the fair market value of stock options and warrants granted to non-employees in exchange for services in accordance with EITF No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, in the Consolidated Statement of Operations.

  The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition provisions of SFAS Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation for each of the years ended December 31:
(Dollars in thousands, except per share data)	2005	2004	2003
Net loss, as reported	$(15,094)	$(4,191)	$ (559)
Add: Total stock-based employee compensation expense already
recorded in financial statements, net of related tax effects	1,003	5	44
Deduct: Total stock-based employee compensation expense determined
under fair value based method for all awards, net of related tax effects	(2,963)	(3,116)	(1,604)
Pro forma net loss	$(17,054)	$(7,302)	$(2,119)
Loss per Share:
Basic and diluted - as reported	$ (.49)	$ (.14)	$ (.02)
Basic and diluted - pro forma	$ (.55)	$ (.25)	$ (.08)

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Advertising

  The costs of advertising are expensed as incurred. Advertising expense was approximately $45, $41 and $25 thousand in 2005, 2004 and 2003, respectively.

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

  Comprehensive (Loss) Income

  Comprehensive (loss) income includes net (loss) income, as well as changes in shareholders' equity, other than those resulting from investments by shareholders (i.e., issuance or repurchase of common shares and dividends).

  Effect of Recent Accounting Pronouncements

  In November 2004, the FASB issued SFAS No. 151, Inventory Costs-an amendment of ARB No. 43, Chapter 4 ("FAS 151"), which is the result of its efforts to converge U.S. accounting standards for inventories with International Accounting Standards. SFAS No. 151 requires idle facility expenses, freight, handling costs and wasted material (spoilage) costs to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe that the impact of this standard will have a material effect on the Company's consolidated financial statements.

  In December 2004, the FASB issued SFAS No. 123 (Revised 2004) Share-Based Payment ("SFAS No. 123R"), which is a revision of FASB SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R addresses all forms of share-based payment ("SBP") awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. In March 2005 the SEC issued Staff Accounting Bulletin No. 107 (SAB 107). SAB 107 expresses views of the SEC staff regarding the interaction between SFAS 123R and certain SEC rules. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R requires public entities to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. The grant-date fair value of employee share options and similar instruments will be estimated using option-pricing models adjusted for the unique characteristics of those instruments. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award. In April 2005, the SEC delayed the implementation of SFAS 123R for public companies until the first annual period beginning after June 15, 2005. SFAS 123R is required to be adopted by the Company as of January 1, 2006. The Company has not yet determined the impact of applying the various provisions of SFAS No. 123R. The effects of adopting this standard will depend on our future stock option activity and the term of the options.

  The Company currently utilizes a closed form option-pricing model to measure the fair value of stock-based compensation for employees. SFAS 123R permits the use of this model or other models such as a lattice model. The Company has determined that it will use the Black-Scholes model to measure the fair value of share-based grants to employees upon the adoption of SFAS 123R. The effect of expensing stock options in accordance with the original SFAS 123 is presented above. SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This presentation may reduce net operating cash flows and increase net financing cash flows in periods after the effective date. The amount of this excess tax deduction benefit was $0 thousand

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  and $294 thousand in the twelve months ended December 31, 2005 and 2004, respectively. The unvested value of share awards to be amortized into the operating statement is approximately $1.494 million as of December 31, 2005.

  In December 2004, the FASB issued SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for non-monetary asset exchanges in fiscal periods beginning after June 15, 2005. The Company does not believe that the impact of this standard will have a material effect on the Company's consolidated financial statements.

  In March 2005, the FASB issued FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, which is an interpretation of FASB Statement No. 143, Accounting for Asset Retirement Obligations. The interpretation requires a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The interpretation is effective for years ending after December 15, 2005. The Company does not believe that the impact of this standard will have a material effect on the Company's consolidated financial statements.

  In May 2005, SFAS No. 154, Accounting Changes and Error Corrections - replacement of APB Opinion No. 20 and FASB Statement No. 3, (SFAS No. 154) was issued. SFAS No. 154 changes the accounting for and reporting of a change in accounting principle by requiring retrospective application to prior periods' financial statements of changes in accounting principle unless impracticable. SFAS No. 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005. The Company does not believe that the impact of this standard will have a material effect on the Company's consolidated financial statements.

  In June 2005, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on Issue No. 05-6, Determining the Amortization Period for Leasehold Improvements (EITF 05-6). The guidance requires that leasehold improvements acquired in a business combination or purchased subsequent to the inception of a lease be amortized over the lesser of the useful life of the assets or a term that includes renewals that are reasonably assured at the date of the business combination or purchase. The guidance is effective for periods beginning after June 29, 2005. The adoption of EITF 05-6 did not have a significant effect on the Company's consolidated financial statements.

  Retroactive Adjustments and Revision

  The financial statements for all prior periods have been retroactively adjusted to reflect the change in par value of the Company's common stock (See Note 11).

  The Company has revised its 2003 Consolidated Statement of Cash Flows to reconcile net loss to net cash used in operating activities. The Company had previously reconciled net loss excluding discontinued operations to net cash used in operating activities.

  Accounts Receivable and Allowance for Doubtful Accounts

  Receivables consist of the following at December 31:
(Dollars in thousands)	2005	2004
U.S. and State Government:
Amount billable	$ 98	$301
Amount billed	373	844
Retainage	35	11
Total U.S. and State Government	$506	$1,156
Commercial:	492	674
	998	1,830
Allowance for bad debts	-	(58)
Total	$998	$1,772

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The balances billed but not paid by customers pursuant to retainage provisions in contracts are due upon completion of the contracts and acceptance by the customer. Based on the Company's experience, most retainage amounts are expected to be collected within the ensuing year.

  Issuance of Stock by Subsidiary

  MTI Micro was formed on March 26, 2001 and as of December 31, 2005, the Company owns approximately 90% of MTI Micro's outstanding common stock.

  On December 31, 2005, as a result of the MTI and MTI Micro option exchange (see Note 11 - Shareholders' Equity), MTI Micro issued 105,701 shares of its common stock at a price of $2.22 per share to the Company as compensation for minority shareholder benefit in connection with the transaction. Additionally, on December 31, 2005, MTI Micro issued 1,103,604 shares of its common stock at a price of $2.22 per share to the Company in connection with the conversion of its $2.450 million loan receivable to equity.

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

  On September 19, 2003, MTI Micro entered into a strategic alliance agreement with Gillette whereby Gillette purchased 1,088,278 shares (362,760 post 2004 1 for 3 reverse split) of MTI Micro common stock at a price of $.92 ($2.76 post 2004 1 for 3 reverse split) per share for $1 million pursuant to an equity investment agreement (the "Investment Agreement"). In addition to the foregoing referenced $1 million investment in MTI Micro common stock, Gillette may make additional investments of up to $4 million subject to agreed milestones. The Company agreed to invest $20 million in MTI Micro before September 19, 2005 if other sources of funding are not available. Immediately prior to the Gillette transaction closing, the Company invested $11 million ($7.4 million in cash and $3.6 million through the conversion of a loan receivable to equity) of its $20 million commitment in MTI Micro common stock.

  As a result of the Company's 2004 investment in MTI Micro common stock, it has fully satisfied its remaining investment guaranty under The Gillette Company ("Gillette") agreement.

  In connection with the 2003 Gillette transaction, MTI Micro converted its Junior Convertible Preferred Class A and Senior Convertible Preferred Class B stock into common stock and treasury stock of $15 thousand was retired.

  On October 29, 2003, Jeong Kim, a member of the board of directors of MTI Micro, purchased 1,088,278 (362,760 post 2004 1 for 3 reverse split) shares of MTI Micro common stock at a price of $.92 ($2.76 post 2004 1 for 3 reverse split) per share for $1 million.

  The (decrease) increase in the Company's paid-in-capital of $(99), $351 and $881 thousand in 2005, 2004 and 2003, respectively, represents the changes in the Company's equity investment in MTI Micro, which resulted from the (anti-dilutive)/dilutive impact of the Company's investments into and third-party stock transactions in MTI Micro stock.

  Inventories

  Inventories, net consist of the following at December 31:

(Dollars in thousands)	2005	2004
Finished goods	$ 351	$ 318
Work in process	92	100
Raw materials, components and assemblies	615	718
	$1,058	$1,136

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Property, Plant and Equipment

  Property, plant and equipment consist of the following at December 31:

(Dollars in thousands)	2005	2004
Leasehold improvements	$ 1,191	$ 1,162
Machinery and equipment	4,747	4,087
Office furniture and fixtures	281	273
	6,219	5,522
Less accumulated depreciation	3,724	2,638
	$2,495	$2,884

  Depreciation expense was $1,253, $911 and $599 thousand for 2005, 2004 and 2003, respectively. Repairs and maintenance expense was $105, $111 and $83 thousand for 2005, 2004 and 2003, respectively.

  Securities Available for Sale

  Securities available for sale are classified as both current assets and long-term restricted assets and accumulated net unrealized gains (losses) are charged to other comprehensive income (loss).

  The principal components of the Company's securities available for sale consist of the following at:

  (Dollars in thousands, except stock price and share data)
				Quoted
				Market
	Book	Unrealized	Recorded	Price
Security	Basis	Gain	Fair Value	Per NASDAQ	Ownership	Shares
December 31, 2005
Plug Power	$ 6,562	$12,385	$18,947	$ 5.13	4.31%	3,693,436
December 31, 2004
Plug Power:
Current	$ 5,141	$12,537	$17,678	$6.11	3.95%	2,893,227
Restricted(1)	4,797	11,700	16,497	$6.11	3.69%	2,700,000
	$ 9,938	$24,237	$34,175		7.64%	5,593,227

  (1) In connection with the amended private placement agreement, the Company had deposited 2.7 million shares of Plug Power common stock into escrow. The shares were released from escrow on June 30, 2005.

  The book basis roll forward of Plug Power securities as of December 31 is as follows:

  Plug Power - Current
(Dollars in thousands)	2005	2004
Securities available for sale, beginning of period	$ 5,141	$10,791
Sale of shares	(178)	(853)
Transfer 900,209 shares from restricted on 6/30/05	1,599	-
Transfer 3,000,000 shares to restricted on 1/29/04	-	(5,330)
Transfer 300,000 shares from restricted on 5/6/04	-	533
Securities book basis	6,562	5,141
Unrealized gain on securities available for sale	12,385	12,537
Securities available for sale, end of period	$18,947	$17,678

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Plug Power - Restricted
(Dollars in thousands)	2005	2004
Securities available for sale, beginning of period	$ 4,797	$ -
Sale of shares	(3,198)	-
Transfer 900,209 shares to current on 6/30/05	(1,599)	-
Transfer 3,000,000 shares from current on 1/29/04	-	5,330
Transfer 300,000 shares to current on 5/6/04	-	(533)
Securities book basis	-	4,797
Unrealized gain on securities available for sale	-	11,700
Securities available for sale - restricted, end of period	$ -	$16,497

  Accumulated unrealized gains related to securities available for sale for each of the years ended December 31 are as follows:

(Dollars in thousands)	2005	2004
Accumulated unrealized gains	$ 12,385	$24,237
Accumulated deferred tax expense on unrealized gains	(6,402)	(9,695)
Accumulated net unrealized gains	$ 5,983	$14,542

  Impairment Losses

  The Company regularly reviews its securities available for sale to determine if any declines in value of those securities available for sale are other than temporary. The Company assesses whether declines in the value of its securities in publicly traded companies, measured by comparison of the current market price of the securities to the carrying value of the Company's securities, are considered to be other than temporary based on factors that include (1) the length of time carrying value exceeds fair market value, (2) the Company's assessment of the financial condition and the near term prospects of the companies and (3) the Company's intent with respect to the securities.

  The sluggish economy prior to and during 2004 had a negative impact on the equity value of companies in the new energy sector, including our investment in SatCon, and based on the results of the reviews described above it was determined that the value of this publicly traded investment had declined for at least two consecutive quarters and there was no indication of an immediate recovery. As a result, a determination was made that the decline in value was likely to continue and it was appropriate to record adjustments for other than temporary declines in its value based on the then public market values. The Company recorded other than temporary impairment charges with respect to its securities available for sale in publicly traded companies. Pre-tax impairment losses are recorded in the Statement of Operations line titled Impairment losses. Impairment losses are as follows for the years ended December 31:
(Dollars in thousands)	2005	2004	2003
Securities available for sale (SatCon)	$ -	$ -	$ (418)

  Income Taxes

  Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates.

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Income tax (expense) benefit for each of the years ended December 31 consists of the following:
(Dollars in thousands)	2005	2004	2003
Continuing operations before minority interest
Federal	$ -	$ 96	$ -
State	54	(95)	(2)
Deferred	(1,641)	3,563	671
Total continuing operations	(1,587)	3,564	669
Discontinued operations
Deferred	-	-	(8)
Total discontinued operations	-	-	(8)
Total	$ (1,587)	$ 3,564	$ 661

Income tax benefit (expense) allocated directly to shareholders' equity for each of the years ended December 31 is as follows:

(Dollars in thousands)	2005	2004	2003
Derivative tax asset - Deferred	$ -	$ 696	$ -
Change in unrealized (gain) loss on securities available for sale:
Deferred tax benefit (expense)	1,448	2,550	(6,705)
Valuation allowance (expense)	(1,448)	-	-
Tax effect of reclassification adjustment for gains included in net income (loss)	3,293	1,051	2,189

Expenses for employee stock options recognized differently for financial reporting/tax purposes:
Federal tax benefit	87	294	223
Valuation allowance (expense)	(87)	-	-
	$3,293	$4,591	$(4,293)

  The significant components of deferred income tax (expense) benefit for each of the years ended December 31 consists of the following:
(Dollars in thousands)	2005	2004	2003
Continuing operations
Deferred tax benefit (expense)	$ 238	$ (570)	$(1,324)
Net operating loss carry forward	5,673	4,133	1,995
Valuation allowance	(4,259)	-	-
Disproportionate tax effect of reclassification adjustment for gains included in net income (loss)	(3,293)	-	-
	(1,641)	3,563	671
Discontinued operations
Deferred tax expense	-	-	(8)
	$ (1,641)	$ 3,563	$ 663

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  The Company's effective income tax rate from continuing operations differed from the Federal statutory rate for each of the years ended December 31 is as follows:
2005	2004	2003
Federal statutory tax rate	34%	34%	34%
State taxes, net of federal tax effect	6	5	6
Change in valuation allowance	(29)	-	-
Disproportionate tax effect of reclassification adjustment for gains included in net income (loss)	(22)	-	-
Other (expense) income, net	-	-	(1)
	(11)%	39%	39%

  Pre-tax loss from continuing operations before minority interests was $14,949, $9,121 and $1,731 thousand for 2005, 2004 and 2003, respectively.

  The deferred tax assets and liabilities as of December 31 consist of the following tax effects relating to temporary differences and carry forwards:

(Dollars in thousands)	2005	2004
Current deferred tax (liabilities) assets:
Bad debt reserve	$ -	$ 23
Inventory valuation	19	27
Inventory capitalization	14	13
Securities available for sale	(6,166)	(5,964)
Vacation pay	180	176
Warranty and other sale obligations	8	15
Stock options	-	-
Other reserves and accruals	(23)	224
	(5,968)	(5,486)
Valuation allowance	(140)	-
Net current deferred tax liabilities	$(6,108)	$(5,486)
Noncurrent deferred tax assets (liabilities):
Net operating loss	$ 15,678	$9,918
Property, plant and equipment	(156)	(166)
Securities available for sale - restricted	-	(5,566)
Stock options	594	259
Derivatives	-	450
Other	239	239
Research and development tax credit	459	459
Alternative minimum tax credit	54	54
	16,868	5,647
Valuation allowance	(10,783)	(1,836)
Noncurrent net deferred tax assets	$ 6,085	$ 3,811
Other credits	$ -	$ (24)

  The valuation allowance at December 31, 2005 and 2004 was $10,923 and $1,836 thousand, respectively. The increase of $9,087 thousand during 2005 relates primarily to $5,760 thousand net operating losses incurred in 2005, and the $5,364 thousand decrease in deferred tax liabilities related to securities available for sale net of other changes in deferred items. The 2005 valuation allowance reflects the estimate that it is more likely than not that the net deferred tax assets may not be realized. The 2004 valuation allowance reflects the estimate that it is more likely than not that certain net operating losses may be unavailable to offset future taxable income.

  MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

  Included in the financial statement line "Income taxes payable" as of December 31, 2005 is $56 thousand representing the Company's best estimate of reserves for potential adjustments related to on-going state tax examinations.

  At December 31, 2005, the Company has unused Federal net operating loss carry forwards of approximately $39,115 thousand. The Federal net operating loss carry forwards, if unused, will begin to expire in 2010. The use of $561 thousand of loss carry forwards is limited on an annual basis, pursuant to the Internal Revenue Code, due to certain changes in ownership and equity transactions, which occurred in 1997. For the year ended December 31, 2005, the Company has approximately $459 thousand of research and development tax credit carry forwards, which begin to expire in 2018, and approximately $54 thousand of alternative minimum tax credit carry forwards, which have no expiration date.

  Accrued Liabilities

  Accrued liabilities consist of the following at December 31:

(Dollars in thousands)	2005	2004
Salaries, wages and related expenses	$ 680	$ 588
Acquisition and disposition costs	363	363
Legal and professional fees	148	384
Warranty and other sale obligations	20	38
Commissions	42	33
Litigation settlement	-	35
Deferred revenue	120	479
Accrued contract losses	-	557
Cash overdraft	-	390
Other	299	420
	$1,672	$3,287

  Shareholders' Equity

Common Shares

Changes in common shares are as follows for the years ended December 31:
	2005	2004	2003
Balance, beginning	38,650,949	35,776,510	35,648,135
Issuance of shares for stock option exercises	148,575	193,768	128,375
Issuance of shares for private placement shares A	66,413	2,680,671	-
Issuance of shares for stock grant	50,000	-	-
Issuance of shares for restricted stock grant	50,000	-	-
Balance, ending	38,965,937	38,650,949	35,776,510

A Shares totaling 66,413 were issued on April 20, 2005 as a result of a registration penalty, see Private Placement below.

Treasury Stock

Changes in treasury stock are as follows for the years ended December 31:

	2005	2004	2003
Balance, beginning	8,040,736	8,035,974	8,020,250
Shares acquired for cash	-	4,762	15,724
Balance, ending	8,040,736	8,040,736	8,035,974

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Warrants Issued

On February 5, 2004, the Company issued to Chicago Investment Group, L.L.C. a warrant to purchase 28,377 shares of the Company's common stock at an exercise price of $10.572 per share. The estimated fair value of this warrant at the date issued was $1.39 per share, using a Black Scholes Option-Pricing model and assumptions similar to those used for valuing the Company's stock options. The warrant could not be exercised until February 5, 2005 and expired unexercised on February 5, 2006.

The Company issued to SatCon warrants to purchase 108,000 and 192,000 shares of the Company's common stock on October 21, 1999 and January 31 2000, respectively. The warrants were immediately exercisable at $12.56 per share. The estimated fair value of these warrants at the dates issued were $4.94 and $16.38 per share, respectively, using a Black-Scholes Option-Pricing model and assumptions similar to those used for valuing the Company's stock options. The warrants to purchase the 108,000 shares expired unexercised on October 21, 2003 and the warrants to purchase the 192,000 shares expired unexercised on January 31, 2004.

Reservation of Shares

The Company has reserved common shares for future issuance as follows as of December 31, 2005:
Stock options outstanding	5,041,242
Stock options available for issuance	1,363,214
Additional Investment Rights as required by the 2004 private placement agreement	4,150,756
Warrants outstanding	28,377
Number of common shares reserved	10,583,589

Change in Par Value

On June 28, 2005, shareholders of the Company approved an Amendment to the Company's Restated Certificate of Incorporation, as amended, to reduce the par value of the Company's common stock from $1.00 to $.01 per share. The reduction in the par value of the Company's common stock was effected on the Company's balance sheet by a reduction in the common stock par value account and a corresponding increase in the additional paid-in capital account. The reduction in the par value does not change the number of authorized shares of the Company's common stock. All per share amounts have been adjusted to retroactively give effect to the change in par value.

Completion of Option Exchange with MTI Micro Option Holders

On December 30, 2005, the Company issued options to acquire 1,021,213 shares of MTI common stock, par value $0.01 per share, to certain employees, officers and directors of MTI and MTI MicroFuel Cells Inc. who previously held MTI Micro options (the "Optionees"). The options have an exercise price per share of $2.80 (the closing price of the Company's common stock on December 30, 2005). The Company issued the options pursuant to a November 28, 2005 stock option exchange offer. MTI Micro options outstanding for a purchase of a total of 2,392,947 shares of MTI Micro common stock, par value $0.01 per share, were tendered by the Optionees and then cancelled by MTI Micro as a result of this exchange. Each option is exercisable for one share of MTI common stock. The exchange rate was one option for each two MTI Micro options, rounded down to the nearest whole option, or if an individual had an MTI Micro option balance in excess of 150,000 options, then at a rate of one option for each four MTI Micro options in excess of 150,000 options. The exchange was accounted for in accordance with EITF 00-23 Issue 1 and no compensation expense was recorded.

Completion of Option Exchange

On December 22, 2003, the Company announced the completion of the first phase of its stock option exchange offer. A total of 757,000 options with an average exercise price of approximately $19 per share were tendered by employees, officers and directors and then cancelled by the Company in exchange for the future issuance of options at a one-for-two ratio. New options totaling 341,000 were issued in the final phase of the exchange offer on June 23, 2004 at an exercise price of $6.17 per share to employees, officers and directors who were employed by the Company or served as directors of the Company from December 22, 2003, the acceptance date, through June 23, 2004. The exchange was accounted for in accordance with EITF 00-23 Issue 36(c) and no compensation expense was recorded.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Sale of Common Stock

Private Placement: The Company entered into a financing transaction with Fletcher International, Ltd. ("Fletcher"), on January 29, 2004 and amended the terms of such transaction on May 4, 2004. To date Fletcher has purchased 2,680,671 shares of our common stock for $18 million pursuant to such financing transaction - 1,418,842 shares at $7.048 per share and 1,261,829 shares at $6.34 per share. In addition, Fletcher has the right to purchase an additional $20 million of the Company's common stock, on one or more occasions, at a price of $6.023 (adjusted from $6.34) per share at any time prior to December 31, 2006. Fletcher also has the right to receive Company shares without payment upon the occurrence of certain events, including but not limited to, failing to register for resale with the SEC shares purchased by Fletcher on the agreed upon time table, a restatement of the Company's financial statements, change of control of the Company and issuance of securities at a price below Fletcher's purchase price. We have filed registration statements covering all of the shares purchased by Fletcher to date, and in the event of any additional purchases we are obligated to file one or more registration statements covering the resale of such shares.

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

Plug Power Shares: On June 24, 2005, Fletcher notified the Company of its election to exercise in full its right to purchase from the Company certain shares of common stock of Plug Power. As a result of this election, Fletcher purchased 1,799,791 shares of Plug Power common stock from the Company at a price of $0.7226 per share, with proceeds to the Company of $1.301 million. This transaction closed on June 28, 2005 and, in connection with this exercise, the Company recognized a loss on the derivative immediately prior to exercise of $7.173 million and a gain on the sale of Plug Power common shares of $9.635 million.

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

Additional Investment Rights: The additional investment rights provide Fletcher with the right, but not the obligation, to purchase in a single purchase or multiple purchases, up to an additional $20 million of our common stock at any time prior to December 31, 2006 at a price per share equal to $6.023 (adjusted from $6.34), which date and price may be extended and adjusted, respectively, in the event that we have not satisfied our contractual obligations with respect to the registration for resale of common stock issued or issuable to Fletcher.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Purchase Price MTI Stock	Shares of Common Stock Issuable in Exchange for $20 Million Investment
$6.023	3,320,604

Adjustment Provisions: The 2004 private placement agreement with Fletcher also provides that the Company may be required to issue additional shares to Fletcher, reduce the exercise prices described above for the additional investment rights and/or extend the investment term upon the occurrence of certain events (each as more fully described below) including:

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

Restatement : In the event we restate any portion of our financial statements prior to the first anniversary of the closing of any additional investment, the exercise price for the additional investment rights may be adjusted to equal the average price (as defined) of our common stock sixty days after we restate our financial statements if the average price of the Company's common stock sixty days after a restatement is five percent lower than the average price three days before the restatement (a "Qualifying Restatement"). In addition, with respect to any investments made prior to the time of the restatement, Fletcher would receive additional shares of common stock such that all such investments will have been effectively made at such adjusted exercise price.

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

Change in Control: In the event of a change of control of our company prior to sixty days after the expiration of the additional investment term, we may have to issue additional shares of our common stock to Fletcher and the additional investment rights (including the right to purchase the Plug Power shares) may be accelerated. If the consideration per share paid to our shareholders in the change of control transaction is less than twice the amount of the price per share paid by Fletcher for any of its investments

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pursuant to the agreement with Fletcher or the certificate of additional investment rights, then we must issue to Fletcher a number of shares of our common stock such that all of its investments will have been effectively made at a price per share equal to such per share change of control consideration multiplied by 0.5.

Dilutive Issuances: If, after December 31, 2004 and ending December 31, 2006, we issue any equity securities at a price below $7.048 as it relates to the initial $10 million investment and $6.34 as it relates to any additional investments which have been made, the exercise price for the additional investment rights shall be adjusted to provide Fletcher "weighted average" anti-dilution protection and we must issue to Fletcher a number of additional shares such that all prior investments will have been effectively made at such adjusted exercise price.

Registration Obligations: In the event we fail to satisfy our contractual obligations to register for resale shares of common stock issued or issuable to Fletcher, then we must issue to Fletcher a number of additional shares to reflect the number of shares it would have acquired if its purchase price was based on the actual exercise price reduced by five percent for each month in which we fail to satisfy our obligations and adjust the exercise price for the additional investment rights to such lower price. In addition, such failure may result in an extension of the investment term for each day we fail to satisfy our registration obligations. These registration obligations include, among other things, maintaining the effectiveness of registration statements.

As described above, we failed to satisfy the registration requirement for the 1,261,829 shares of common stock purchased by Fletcher on December 22, 2004 until April 21, 2005.

Other: The 2004 private placement agreement also provides Fletcher certain other rights including, but not limited to, indemnification rights with respect to (1) breaches of representations, warranties and covenants contained in the agreements with Fletcher, and (2) misstatements in or omissions from the prospectus and the registration statement relating to shares of our common stock that Fletcher owns or may acquire.

Placement and Amendment Fees: In connection with the 2004 Private Placement, in February 2004 the Company paid placement fees, recorded in equity against the proceeds of the private placement, of $600 thousand to Chicago Investment Group, L.L.C. and issued a warrant to purchase 28,377 shares of the Company's common stock at an exercise price of $10.572 per share. The warrant was not exercisable until February 5, 2005 and expired unexercised on February 5, 2006. In connection with the May 2004 amendment of the private placement, the Company paid advisory fees of $300 thousand to Citigroup Global Markets Inc.

12. Earnings per Share

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations for continuing operations for the years ended December 31:

(Dollars in thousands, except shares)	2005	2004	2003
Numerator
Loss from continuing operations	$ (15,094)	$ (4,191)	$ (572)
Denominator
Basic EPS:
Common shares outstanding, beginning of period	30,610,213	27,740,536	27,627,885
Weighted average common shares issued during the period	127,395	1,424,259	30,905
Weighted average common shares reacquired during the period	-	(3,617)	(2,800)
Denominator for basic earnings per common share - weighted average common shares	30,737,608	29,161,178	27,655,990
Diluted EPS:
Common shares outstanding, beginning of period	30,610,213	27,740,536	27,627,885
Weighted average common shares issued during the period	127,395	1,424,259	30,905
Weighted average common shares reacquired during the period	-	(3,617)	(2,800)
Denominator for diluted earnings per common share - weighted average common shares	30,737,608	29,161,178	27,655,990

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2005, options to purchase 5,041,242 shares of common stock at prices ranging from $0.54 to $20.92 per share, additional investment rights to purchase approximately 3,320,604 shares ($20,000,000 divided by $6.023 per share) of common stock with an exercise price of $6.023 per share and warrants to purchase 28,377 shares of common stock with an exercise price of $10.572 per share and options to purchase 78,461 shares of MTI Micro common stock at prices from $2.39 to $4.66 per share were outstanding but were not included in the computation of earnings per share-assuming dilution because the Company incurred a loss from continuing operations during this period and inclusion would be anti-dilutive. The MTI options expire between December 20, 2006, and December 18, 2015. The MTI Micro options expire between September 29, 2012, and September 18, 2015. Warrants for the purchase of 28,377 shares expired unexercised on February 5, 2006. Investment rights issued to Fletcher expire on December 31, 2006, subject to extension in certain instances.

During 2004, options to purchase 3,752,063 shares of common stock at prices ranging from $0.54 to $20.92 per share, additional investment rights to purchase approximately 3,154,575 shares ($20,000,000 divided by $6.34 per share) of common stock with an exercise price of $6.34 per share and warrants to purchase 28,377 shares of common stock with an exercise price of $10.572 per share and options to purchase 2,876,881 shares of MTI Micro common stock at prices from $2.39 to $4.66 per share were outstanding but were not included in the computation of earnings per share-assuming dilution because the Company incurred a loss from continuing operations during this period and inclusion would be anti-dilutive. The MTI options expire between December 20, 2006, and December 16, 2014. The MTI Micro options expire between May 6, 2011, and December 12, 2014. Warrants for the purchase of 28,377 shares expired unexercised on February 5, 2006. Investment rights issued to Fletcher expire on December 31, 2006, subject to extension in certain instances.

During 2003, options to purchase 2,875,150 shares of common stock at prices ranging from $0.54 to $20.92 per share and warrants to purchase 192,000 shares of common stock at $12.56 per share and options to purchase 1,570,711 shares of MTI Micro common stock at prices from $2.55 to $3.80 per share were outstanding but were not included in the computation of earnings per share-assuming dilution because the Company incurred a loss from continuing operations during this period and inclusion would be anti-dilutive. The MTI options expire between December 20, 2006, and September 8, 2013. The MTI Micro options expire between May 6, 2011, and December 14, 2013. The warrants expired unexercised on January 31, 2004.

13. Stock Based Compensation

MTI Option Plans

The 1999 Employee Stock Incentive Plan ("1999 Plan") was approved by shareholders during March 1999. The 1999 Plan provides that an initial aggregate number of 1 million shares of common stock may be awarded or issued. The number of shares which may be awarded under the 1999 Plan and awards outstanding have been adjusted for stock splits, and during 2005, 2004 and 2003, the total number of shares which may be awarded under the 1999 Plan were 4,500,000 shares. Under the 1999 Plan, the Board of Directors is authorized to award stock options to officers, employees and others.

The 1996 Stock Incentive Plan ("1996 Plan") was approved by shareholders during December 1996. The 1996 Plan provides that an initial aggregate number of 500,000 shares of common stock may be awarded or issued. The number of shares which may be awarded under the 1996 Plan may be increased by 10% of any increase in the number of outstanding shares of common stock for reasons other than shares issued under this 1996 Plan. The number of shares which may be awarded under the 1996 Plan and awards outstanding have been adjusted for stock splits and rights offerings, and during 2005, 2004 and 2003, the total number of shares which may be awarded under the 1996 Plan were 3,746,813, 3,478,746 and 3,478,746 shares, respectively. Under the 1996 Plan, the Board of Directors is authorized to award stock options, stock appreciation rights, restricted stock, and other stock-based incentives to officers, employees and others.

Options issued to employees generally vest 25% per year beginning one year after grant. Options issued to members of the Board generally vest upon grant. Certain options granted may be exercisable immediately or begin vesting immediately. Restricted stock awards generally vest one year after the date of grant. Option exercise prices are not less than 85 percent of the market value of the Company's common stock on the date of grant. Unexercised options generally terminate ten years after date of grant. The Company has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, in accounting for employee stock-based compensation and to provide the disclosures required under SFAS No. 123, Accounting for Stock Based Compensation. APB Opinion No. 25 requires no recognition of compensation expense for most of the stock-based compensation

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

arrangements provided by the Company, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to or not less than 85 percent of the market value at the date of grant. However, APB Opinion No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. In contrast, SFAS No. 123 requires recognition of compensation expense for grants of stock, stock options, and other equity instruments, over the vesting periods of such grants, based on the estimated grant-date fair values of those grants.

Under the intrinsic-value-based method, compensation cost is the excess, if any, of the market value of the stock at grant over the amount an employee must pay to acquire the stock.

On December 30, 2005, the Company issued options to acquire 1,021,213 shares of MTI common stock, par value $0.01 per share, to certain employees, officers and directors of MTI and MTI MicroFuel Cells Inc. who previously held MTI Micro options (the "Optionees"). The options have an exercise price per share of $2.80 (the closing price of the Company's common stock on December 30, 2005). The Company issued the options pursuant to a November 28, 2005 stock option exchange offer. MTI Micro options outstanding for a purchase of a total of 2,392,947 shares of MTI Micro common stock, par value $0.01 per share, were tendered by the Optionees and then cancelled by MTI Micro as a result of this exchange. Each option is exercisable for one share of MTI common stock. The exchange rate was one option for each two MTI Micro options, rounded down to the nearest whole option, or if an individual had an MTI Micro option balance in excess of 150,000 options, then at a rate of one option for each four MTI Micro options in excess of 150,000 options. The exchange was accounted for in accordance with EITF 00-23 Issue 1 and no compensation expense was recorded.

On December 22, 2003, the Company announced the completion of the first phase of its stock option exchange offer. A total of 757,000 options with an average exercise price of approximately $19 per share were tendered by employees, officers and directors and then cancelled by the Company in exchange for the future issuance of options at a one-for-two ratio. New options totaling 341,000 were issued in the final phase of the exchange offer on June 23, 2004 at an exercise price of $6.17 per share to employees, officers and directors who were employed by the Company or served as directors of the Company from December 22, 2003, the acceptance date, through June 23, 2004. The exchange was accounted for in accordance with EITF 00-23 Issue 36(c) and no compensation expense was recorded.

During 2005, the Company awarded 50,000 shares of common stock and 50,000 restricted shares of common stock which vested over a one-year period. During 2000, the Company awarded 60,000 options to acquire common stock to consultants and certain of the shares underlying options vest over a four-year period. The compensation expense related to the intrinsic value of performance-based, unrestricted and restricted stock awards was recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations for each of the years ended December 31:
(Dollars in thousands)	2005	2004	2003
SFAS 123 - Consultants	$ -	$ -	$ 32
Stock	124	-	-
Restricted stock	45	-	40
Stock options	633	-	-
Total stock-based compensation expense	$ 802	$ -	$ 72

The 2005 stock-based compensation expense includes $438 thousand of stock-based compensation expense recorded as a result of accelerating the vesting and/or extending the time to exercise options after termination but not in excess of the original contractual life of the options. These changes were made in connection with employment, termination and change in status (employee to consultant) arrangements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Presented below is a summary of the Company's stock option plans' activity for the years ended December 31:
	2005	2004	2003
Shares under option, beginning	3,752,063	2,875,150	3,327,525
Granted	1,467,880	1,097,500	439,750
Exercised	(148,575)	(193,768)	(128,375)
Canceled	(30,126)	(26,819)	(763,750)
Shares under option, ending	5,041,242	3,752,063	2,875,150
Options exercisable	4,197,029	3,331,968	2,511,650
Remaining shares available for granting of options	1,363,214	2,632,901	3,703,582

The weighted average exercise price is as follows for each of the years ended December 31:
	2005	2004	2003
Shares under option, beginning	$4.06	$3.29	$ 7.01
Granted:
Exercise price equal to fair market value at grant date	2.85	5.72	2.04
Exercised	2.20	2.11	1.72
Canceled	5.53	3.70	19.01
Shares under option, ending	3.76	4.06	3.29
Options exercisable, ending	3.85	4.03	3.45

The following table summarizes information for options outstanding and exercisable at December 31, 2005:
Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
Exercise		Remaining	Average		Average
Price		Contractual	Exercise		Exercise
Range	Number	Life	Price	Number	Price
$ 0.54 - $ 0.77	293,475	1.5	$ 0.67	293,475	$ 0.67
$ 0.98 - $ 1.34	470,000	2.6	$ 1.28	470,000	$ 1.28
$ 1.65 - $ 2.04	543,200	5.2	$ 1.87	466,262	$ 1.85
$ 2.49 - $ 3.42	1,961,400	7.5	$ 2.89	1,362,875	$ 2.94
$ 3.74 - $ 4.83	651,667	5.3	$ 4.15	611,167	$ 4.14
$ 6.01 - $ 6.40	850,000	6.6	$ 6.17	721,750	$ 6.17
$ 9.25 - $ 12.97	211,500	4.5	$10.65	211,500	$10.65
$ 20.92	60,000	1.9	$20.92	60,000	$20.92
	5,041,242	5.8	$ 3.76	4,197,029	$ 3.85

The fair value of options granted, which is amortized to expense over the option vesting period in determining the pro forma impact, is estimated on the date of grant using the Black-Scholes Option-Pricing model with the following weighted average assumptions for each of the years ended December 31:
	2005	2004	2003
Expected life of option	5 yrs	5 yrs	5 yrs
Risk-free interest rate	4.28%	3.77%	2.88%
Expected volatility of the Company's stock	77.3%	80.8%	93.4%
Expected dividend yield on the Company's stock	0%	0%	0%

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
The weighted average fair value of options granted for each of the years ended December 31 is as follows:
	2005	2004	2003
Fair value of each option granted	$ 2.85	$ 3.93	$ 1.48
Number of options granted	1,467,880	1,097,500	439,750
Fair value of all options granted	$4,187,301	$4,133,652	$650,830

In accordance with SFAS No. 123, the weighted average fair value of stock options granted is required to be based on a theoretical statistical model using the preceding Black-Scholes Option-Pricing model assumptions.

The weighted average fair value of stock granted for each of the years ended December 31 is as follows:
	2005	2004	2003
Fair value of each share granted	$ 2.49	$ -	$ -
Number of shares granted	50,000	-	-
Fair value of all shares granted	$124,500	$ -	$ -

The weighted average fair value of restricted stock granted for each of the years ended December 31 is as follows:
	2005	2004	2003
Fair value of each restricted share granted	$ 2.49	$ -	$ -
Number of restricted shares granted	50,000	-	-
Fair value of all restricted shares granted	$124,500	$ -	$ -

MTI Micro Option Plan

The MTI MicroFuel Cells Inc. 2001 Employee, Director and Consultant Stock Option Plan (Amended and Restated as of September 23, 2004) ("2001 MTI Micro Plan") was approved by MTI Micro's shareholders in 2001. The 2001 MTI Micro Plan provides that an initial aggregate number of 1,766,000 shares of MTI Micro common stock may be awarded. The number of shares which may be awarded under the 2001 MTI Micro Plan may be and has been increased by MTI Micro's Board of Directors. The number of shares which may be awarded under the 2001 MTI Micro Plan and awards outstanding have been adjusted for a 2004 reverse stock split, and during 2005, 2004 and 2003, the total number of shares which may be awarded under the 2001 MTI Micro Plan were 3,416,667, 3,416,667 and 2,166,667 shares. Under the 2001 MTI Micro Plan, the MTI Micro Board of Directors is authorized to award stock options to officers, directors, employees and consultants.

Options issued to employees generally vest 25% per year beginning one year after grant. Options issued to members of the Board generally vest 50% per year beginning one year after grant. Certain options granted may be exercisable immediately or begin vesting immediately. Option exercise prices are determined by MTI Micro's Board of Directors. Unexercised options generally terminate ten years after date of grant. MTI Micro has elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, in accounting for employee stock-based compensation and to provide the disclosures required under SFAS No. 123, Accounting for Stock Based Compensation. APB Opinion No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by MTI Micro, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to or not less than 85 percent of the market value at the date of grant. However, APB Opinion No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. In contrast, SFAS No. 123 requires recognition of compensation expense for grants of stock, stock options, and other equity instruments, over the vesting periods of such grants, based on the estimated grant-date fair values of those grants.

Presented below is a summary of compensation expense recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations for each of the years ended December 31:
(Dollars in thousands)	2005	2004	2003
Stock options	$ 201	$ 8	$ -
Total stock-based compensation expense	$ 201	$ 8	$ -

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Presented below is a summary of the 2001 MTI Micro stock option plans activity for the years ended December 31:
	2005	2004	2003
Shares under option, beginning	2,876,881	1,570,711	496,687
Granted	358,000	1,508,110	1,089,276
Exercised	(10)	(57,626)	(167)
Canceled	(3,156,410)	(144,314)	(15,085)
Shares under option, ending	78,461	2,876,881	1,570,711
Options exercisable	35,752	604,881	266,810
Remaining shares available for granting of options	3,280,403	481,993	595,789

The weighted average exercise price for MTI Micro options is as follows for each of the years ended December 31:
	2005	2004	2003
Shares under option, beginning	$3.00	$ 2.94	$ 3.75
Granted:
Exercise price equal to fair market value at grant date	3.68	4.16	2.56
Exercise price less than fair market value at grant date	-	2.39	-
Exercised	2.55	3.28	3.80
Canceled	3.12	3.31	2.64
Shares under option, ending	3.22	3.00	2.94
Options exercisable, ending	2.93	3.14	3.71

The following table summarizes information for MTI Micro's options outstanding and exercisable at December 31, 2005:
Outstanding Options				Options Exercisable
		Weighted	Weighted		Weighted
Exercise		Average	Average		Average
Price		Remaining	Exercise		Exercise
Range	Number	Contractual Life	Price	Number	Price
$ 2.39 - $2.55	47,501	8.0	$ 2.49	27,376	$ 2.54
$ 2.76 - $3.80	4,501	7.7	$ 3.03	2,542	$ 3.12
$ 4.06 - $4.66	26,459	8.6	$ 4.57	5,834	$ 4.66
	78,461	8.2	$ 3.22	35,752	$ 2.93

The fair value of MTI Micro options granted, which is amortized to expense over the option vesting period in determining the pro forma impact, is estimated on the date of grant using the Black-Scholes Option-Pricing model with the following weighted average assumptions for each of the years ended December 31:
	2005	2004	2003
Expected life of option	5 yrs	5 yrs	5 yrs
Risk-free interest rate	4.28%	3.77%	2.88%
Expected volatility of the MTI Micro's stock	77.3%	80.8%	93.4%
Expected dividend yield on MTI Micro's stock	0%	0%	0%
The weighted average fair value of MTI Micro options granted for each of the years ended December 31 is as follows:
	2005	2004	2003
Fair value of each option granted	$ 3.68	$ 3.11	$ 2.56
Number of options granted	358,000	1,508,110	1,089,276
Fair value of all options granted	$930,890	$3,851,202	$2,069,936

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with SFAS No. 123, the weighted average fair value of stock options granted is required to be based on a theoretical statistical model using the preceding Black-Scholes Option-Pricing model assumptions.

14. Gain on Sale of Securities Available for Sale

The Company sold shares of the following securities and recognized gains and proceeds for each of the years ended December 31 as follows:
(Dollars in thousands, except shares)	2005	2004	2003
Plug Power
Shares sold	1,899,791	480,000	2,000,000
Proceeds	$ 1,969	$ 4,479	$10,251
Gross gain on sales	$ 10,125	$ 3,626	$ 6,698

SatCon
Shares sold	-	-	773,600
Proceeds	$ -	$ -	$ 1,403
Gross gain on sales	$ -	$ -	$ 785
Gross loss on sales	$ -	$ -	$ -

Total net gain on sales	$ 10,125	$ 3,626	$ 7,483

15. Retirement Plan

The Company maintains a voluntary savings and retirement plan (Internal Revenue Code Section 401(k) Plan) covering substantially all employees. The Company plan allows eligible employees to contribute a percentage of their compensation and the Company makes additional voluntary contributions in amounts as determined by management and the Board of Directors. The investment of employee contributions to the plan is self-directed. The cost of the plan was $272, $242 and $187 thousand for 2005, 2004 and 2003, respectively.

16. Commitments and Contingencies

Litigation

Lawrence: On September 9, 1998, Barbara Lawrence, the Lawrence Group, Inc. ("Lawrence"), and certain other Lawrence-related entities ("Plaintiffs") initially filed suit in the Bankruptcy Court and the United States District Court for the Northern District of New York which were subsequently consolidated in the District Court, against First Albany Corporation ("FAC"), Mechanical Technology, Dale Church, Edward Dohring, Beno Sternlicht, Alan Goldberg and George McNamee (former Directors of the Company), Marty Mastroianni (former President and Chief Operating Officer of the Company), and 33 other individuals ("Defendants") who purchased a total of 820,909 (2,462,727 shares post split) shares of the Company's stock from the Plaintiffs. The case concerns the Defendants' 1997 purchase of Mechanical Technology shares from the Plaintiffs at the price of $2.25 per share ($0.75 per share post split). FAC acted as Placement Agent for the Defendants in the negotiation and sale of the shares and in proceedings before the Bankruptcy Court for the Northern District of New York, which approved the sale in September 1997.

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

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Future minimum rental payments required under non-cancelable operating leases are (dollars in thousands): $327 in 2006, $322 in 2007, $319 in 2008, $289 in 2009 and $0 in 2010. Rent expense under all leases was $746, $706 and $636 thousand for 2005, 2004 and 2003, respectively. Contingent rent included in the rent expense amounts was $11, $53 and $46 thousand for 2005, 2004 and 2003, respectively.

Warranties

Below is a reconciliation of changes in product warranty liabilities at December 31:

(Dollars in thousands)	2005	2004
Balance, beginning of period	$ 38	$ 28
Accruals for warranties issued	30	38
Accruals related to pre-existing warranties (including changes in estimates)	(31)	(16)
Settlements made (in cash or in kind)	(17)	(12)
Balance, end of period	$ 20	$ 38

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

Under the NYSERDA contract, MTI Micro agreed to pay NYSERDA a royalty of 1.5% of the sales price of any product sold incorporating IP developed pursuant to the NYSERDA contract if the product is manufactured by a New York State manufacturer. This royalty increases to 5% if the manufacturer is not deemed to be a New York State manufacturer. In any event, the royalty is subject to a cap equal to two times the total contract funds paid by NYSERDA to MTI Micro as reduced to reflect any New York State jobs created by MTI Micro.

Employment Agreements

The Company has employment agreements with certain employees that provide severance payments, certain other payments, accelerated vesting and exercise extension periods of certain options upon termination of employment under certain circumstances, as defined in the applicable agreements. As of December 31, 2005, the Company's potential minimum obligation to these employees was approximately $751 thousand.

Guaranty Under Gillette Agreement

The Company agreed not to assert any defenses that it might have arising out of or related to the Investment Company Act ("Investment Company Defense") to any "claim, action, cause of action, suit, litigation, arbitration, charge, complaint, demand, notice or proceeding

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

brought by Gillette, and to defend, indemnify and hold Gillette and the Gillette indemnities harmless for all losses arising out of or related to non-compliance with the Investment Company Act. Because the Company has already paid the full amount of the $20 million guarantee under the agreement and agreed not to assert an Investment Company Defense, the Company's liability pursuant to this indemnification is likely to be zero. Further, on July 18, 2005 the Company withdrew its application to the SEC requesting that they either declare that the Company is not an investment company because it is primarily engaged in another business or exempt it from the provisions of the Investment Company Act. Following discussions and other communications with the SEC staff in which the staff expressed the view that the application was no longer necessary. Since the value of the Company's interests in Plug Power has decreased in relation to its total assets, the Company believes that it is not an investment company subject to the regulations of the Investment Company Act.

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

Contract Losses

During 2004, MTI Micro entered into a fixed price-cost type completion contract with the U.S. Army. The contract which totaled $250 thousand permitted monthly cost progress payments and called for the delivery of five DMFC power system units. These prototypes required substantial engineering to meet the performance requirements of the customer and at December 31, 2004, MTI Micro accrued $540 thousand for the then anticipated cost needed to complete the project. The contract was completed on November 25, 2005. Additionally, other contracts had forecasted costs in excess of contract values as of December 31, 2004 for which MTI Micro had accrued $17 thousand for the then anticipated cost overruns for the projects. As of December 31, 2005 no amounts are accrued for anticipated costs to complete open projects.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Related Party Transactions

Management believes transactions among related parties are as fair to the Company as obtainable from unaffiliated third parties.

Alan P. Goldberg, a member of the board of directors of MTI Micro, is the Chief Executive Officer of First Albany Companies, Inc. FAC owned 1,116,040 shares or approximately 3.61% of the Company's common stock at December 31, 2005.

On December 19, 2005, MTI Micro entered into a Market Development Agreement with SES Americom Inc. ("SES"). Robert Phelan is Senior Vice President of SES and is a sibling of William Phelan, a director of the Company.

During August 2004, Dr. William Perry, a member of the board of directors of MTI Micro purchased through the exercise of stock options 56,668 shares of MTI Micro.

On March 29, 2004, the Company acquired 4,762 shares of its common stock from its then CEO, Dale Church, in connection with a revised tax liability of Mr. Church resulting from the vesting of restricted stock in October 2003. The Company had previously acquired 15,724 shares in connection with the payment of Mr. Church's original tax liability as reported on October 28, 2003.

On September 19, 2003, Gillette invested $1 million in MTI Micro pursuant to a strategic alliance agreement and on October 29, 2003, Jeong Kim, a member of the board of directors of MTI Micro, invested $1 million in MTI Micro. (See Notes 3 and 19)

In connection with the NIST contract billings, as of December 31, 2004, the Company had a liability to DuPont for approximately $47 thousand. The Company also purchases materials from DuPont; such purchases totaled $130, $253 and $190 thousand in 2005, 2004 and 2003, respectively. The Company has a liability for materials purchases to DuPont as of December 31, 2005 and 2004 of $2 and $0 thousand, respectively. These liabilities are included in the financial statement line "Accrued liabilities - related parties." The Company has a net receivable due from DuPont for material purchases as of December 31, 2004 of $2 thousand. This receivable is included in the financial statement line "Other receivables - related parties."

During 2003, the Company sold 773,600 shares of SatCon Technology Corporation ("SatCon") common stock and as of December 31, 2003 held no shares of SatCon common stock. David B. Eisenhaure, a director of the Company at the time of such transaction, was President, Chief Executive Officer and Chairman of the Board of Directors of SatCon during 2003.

18. Discontinued Operations

The sale of the Company's Technology Division, the sole component of the Company's former Technology segment, to NYFM, Incorporated (a wholly-owned subsidiary of Foster-Miller, Inc., a Waltham, Massachusetts-based technology company) was completed on March 31, 1998. The Technology Division has been reported as a discontinued operation since December 26, 1997. The Company received approximately $13 thousand, net of taxes as contingent sales proceeds from NYFM, Incorporated in 2003. This amount is included in the financial statement line, "Income from discontinued operations."

There were no liabilities of the Company's discontinued operations as of December 31, 2005 and 2004.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Geographic and Segment Information

The Company sells its products on a worldwide basis with its principal markets listed in the table below where information on product revenue and funded research and development revenue is summarized by geographic area for the Company as a whole for each of the years ended December 31:
(Dollars in thousands)
Geographic Area	2005	2004	2003
Product revenue:
United States	$4,739	$6,373	$4,602
Europe	115	247	227
Japan	628	353	308
Pacific Rim	233	314	245
South America	100	-	13
Russia	56	-	2
Israel	19	87	34
China	20	65	48
Canada	87	39	18
Rest of World	15	52	50
Total product revenue	6,012	7,530	5,547
Funded research and development revenue:
United States	1,829	1,040	2,311
Total revenue	$7,841	$8,570	$7,858

Revenues are attributed to regions based on the location of customers.

Total product revenues contributed by product lines and their percentage of total product revenues for each of the years ended December 31 are shown below:

	2005		2004		2003
(Dollars in thousands)	Dollars	Percent	Dollars	Percent	Dollars	Percent
Test and Measurement Instrumentation Products:
Aviation	$ 3,013	50.12%	$4,027	53.48%	$ 2,931	52.84%
General Gaging	2,688	44.71	2,393	31.78%	2,289	41.26
Semiconductor	311	5.17	1,110	14.74%	327	5.90
Total	$ 6,012	100%	$7,530	100%	$ 5,547	100%

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

In the Test and Measurement Instrumentation Segment, in 2005, the U.S. Air Force accounted for $2.385 million or 30.4% of total revenue; in 2004, the U.S. Air Force accounted for $3.508 million or 40.9% of total revenues; and in 2003, the U.S. Air Force accounted for $2.261 million or 28.8% of product revenues.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the New Energy Segment, in 2005, DOE accounted for $.930 million or 11.9% of total revenue; and in 2003, NIST accounted for $1.278 or 16.3% of total revenue.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items and items such as income taxes or unusual items, which are not allocated to reportable segments. The "Reconciling Items" column includes minority interests in a consolidated subsidiary. In addition, segments' non-cash items include any depreciation and amortization in reported profit or loss. The New Energy segment figures include the Company's micro fuel cell operations, equity securities of Plug Power and SatCon, gains on the sale of these securities, (losses) gains related to the embedded derivative for the purchase of Plug Power common stock and warrants to purchase SatCon common stock.

(Dollars in thousands)		Test and
		Measurement		Reconciling	Consolidated
	New Energy	Instrumentation	Other	Items	Totals
Year Ended December 31, 2005
Product revenue	$ -	$ 6,012	$ -	$ -	$ 6,012
Funded research and
development revenue	1,829	-	-	-	1,829
Research and product
development expenses	8,546	1,125	-	-	9,671
Selling, general and
administrative expenses	3,772	2,188	4,927	-	10,887
Loss on derivatives	(10,407)	-	-	-	(10,407)
Segment (loss) profit from continuing
operations before income taxes,
equity in holdings' losses and
minority interests	(13,708)	(74)	(1,167)	-	(14,949)
Segment (loss) profit	(13,708)	(74)	(2,754)	1,442	(15,094)
Total assets	20,996	1,962	18,309	-	41,267
Securities available for sale	18,947	-	-	-	18,947
Capital expenditures	783	123	98	-	1,004
Depreciation and amortization	576	69	608	-	1,253

Year Ended December 31, 2004
Product revenue	$ -	$ 7,530	$ -	$ -	$ 7,530
Funded research and
development revenue	1,040	-	-	-	1,040
Research and product
development expenses	11,811	1,149	-	-	12,960
Selling, general and
administrative expenses	1,395	1,677	3,253	-	6,325
Gain on derivatives	614	-	-	-	614
Segment (loss) profit from continuing
operations before income taxes,
equity in holdings' losses and
minority interests	(8,970)	1,530	(1,681)	-	(9,121)
Segment (loss) profit	(8,970)	1,530	1,883	1,366	(4,191)
Total assets	47,940	2,373	16,517	-	66,830
Securities available for sale	17,678	-	-	-	17,678
Securities available for sale - restricted	16,497	-	-	-	16,497
Derivative liability	1,125	-	-	-	1,125
Capital expenditures	942	64	828	-	1,834
Depreciation and amortization	441	68	402	-	911

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands)		Test and
		Measurement		Reconciling	Consolidated
	New Energy	Instrumentation	Other	Items	Totals
Year Ended December 31, 2003
Product revenue	$ -	$ 5,547	$ -	$ -	$ 5,547
Funded research and development revenue	2,311	-	-	-	2,311
Research and product development expenses	7,283	1,065	-	-	8,348
Selling, general and administrative expenses	2,195	1,563	2,079	-	5,837
Impairment losses	(418)	-	-	-	(418)
Segment (loss) profit from continuing
operations before income taxes, equity in
holdings' losses and minority interests	(309)	354	(1,776)	-	(1,731)
Segment (loss) profit	(309)	354	(1,094)	490	(559)
Total assets	52,875	1,926	11,037	-	65,838
Securities available for sale	44,031	-	-	-	44,031
Capital expenditures	544	43	483	-	1,070
Depreciation and amortization	282	101	216	-	599

The following table presents the details of "Other" segment (loss) profit for each of the years ended December 31:
(Dollars in thousands)	2005	2004	2003
Corporate and other (expenses) income:
Depreciation and amortization	$ (608)	$ (402)	$ (216)
Interest expense	-	-	(7)
Interest income	309	37	105
Income tax (expense) benefit	(1,587)	3,564	661
Other expense, net	(868)	(1,316)	(1,658)
Income from discontinued operations	-	-	21
Total (expense) income	$(2,754)	$1,883	$(1,094)

20. Cash Flows - Supplemental Information
	Year Ended	Year Ended	Year Ended
	Dec. 31,	Dec. 31,	Dec. 31,
(Dollars in thousands)	2005	2004	2003
Non-Cash Investing and Financing Activities:
Additional paid-in-capital resulting from stock option exercises
treated differently for financial reporting and tax purposes	$ -	$ 294	$ 223
Change in investment and paid-in-capital resulting from
other investors' activity in MTI Micro stock	(100)	344	881
Prepaid material in exchange for investment in subsidiary	-	-	3
Derivative tax asset	-	696	-
Cash Payments:
Interest	$ -	$ -	$ 7
Taxes paid (tax refunds), net	37	(143)	25

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

21. Gillette Strategic Alliance and Issuance of Stock by Subsidiary

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

Gillette purchased 1,088,278 (362,760 shares post 2004 1 for 3 reverse split) shares of MTI Micro common stock at a price of $.92 ($2.76 per share post 2004 1 for 3 reverse split) per share for $1 million pursuant to an Investment Agreement. In addition to the foregoing referenced $1 million investment in MTI Micro common stock, Gillette may make additional investments of up to $4 million subject to agreed milestones. The Company has agreed to invest $20 million in MTI Micro during the first two years of the agreement if other sources of funding are not available. Immediately prior to the Gillette transaction closing, the Company invested $11 million ($7.4 million in cash and $3.6 million through the conversion of a loan receivable to equity), of its $20 million commitment in MTI Micro common stock and on October 29, 2003, Jeong Kim, a member of the board of directors of MTI Micro, purchased 1,088,278 (362,760 shares post 2004 1 for 3 reverse split) shares of MTI Micro common stock at a price of $.92 ($2.76 per share post 2004 1 for 3 reverse split) per share for $1 million and on April 7, 2004, the Company also invested $15 million into MTI Micro fulfilling its guaranty obligation.

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

On June 20, 2005, MTI Micro entered into the second amendment to the multi-year strategic alliance agreement. The Amendment amended the Strategic Alliance Agreement, dated September 19, 2003, between Gillette and MTI Micro, as amended by Amendment No. 1 to the Strategic Alliance Agreement, to product identification, suitability and OEM validation. The Amendment also added an additional termination right, exercisable by either party, relating to such milestone.

22. Subsequent Events

Sale of Securities Available for Sale

From January 1 through March 13, 2006, the Company sold available for sale securities as follows:
(Dollars in thousands)
	Number of	Proceeds
Company	Shares Sold	from Sales

Plug Power	303,500	$1,805

Lease Termination

MTI Micro entered into a Lease Termination Agreement in connection with certain premises at 750 University Avenue, Suite 270, Los Gatos, CA with 750 University, LLC. The Lease Termination Agreement was fully executed on February 9, 2006 with a lease termination effective date of January 31, 2006. The Company accrued $25 thousand in connection with this termination obligation.

Contracts

In January 2006, MTI Micro was notified by the U.S. Department of Energy ("DOE") that due to a reduction in funding levels to the Hydrogen, Fuel Cells & Infrastructure Technologies Program, MTI Micro will not receive its proportion of funding in 2006 for the $6.14 million, three-year, cost-shared development contract awarded to MTI Micro on August, 1st, 2004. Under this contract with MTI Micro, DOE has only authorized $1.17 million or $2.35 million of spending on a cost-shared basis.  Since the U.S. Congress has not appropriated funding for FY2007, we cannot determine at this time if funding for 2007 will be committed to this contract.