Form 10-Q
period 2006-03-31
MECHANICAL TECHNOLOGY INC
filed 2006-05-10
CIK 64463

====================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities

Exchange Act of 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Class	Outstanding at May 8, 2006
Common Stock, $.01 Par Value	31,424,313 Shares

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2006 and December 31, 2005 (Unaudited)

(Dollars in thousands)
	Mar. 31,	Dec. 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$ 9,654	$11,230
Securities available for sale	16,950	18,947
Accounts receivable, less allowances of $1 in 2006 and $0 in 2005	728	998
Other receivables - related parties	171	3
Inventories, net	1,006	1,058
Prepaid expenses and other current assets	830	451
Total Current Assets	29,339	32,687

Property, plant and equipment, net	2,453	2,495
Deferred income taxes	5,405	6,085
Total Assets	$37,197	$41,267
Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable	$ 779	$ 375
Accrued liabilities	1,959	1,672
Accrued liabilities - related parties	-	2
Income taxes payable	107	65
Deferred income taxes	5,405	6,108
Total Current Liabilities	8,250	8,222
Long-Term Liabilities:
Total Liabilities	8,250	8,222
Commitments and Contingencies
Minority interests	85	129
Shareholders' Equity
Common stock, par value $.01 per share, authorized 75,000,000;
39,139,600 issued in 2006 and 38,965,937 issued in 2005	391	390
Paid-in-capital	122,323	122,095
Accumulated deficit	(85,149)	(81,718)
Accumulated Other Comprehensive Income:
Unrealized gain on securities available for sale, net of tax	5,051	5,983

Restricted stock grants - unearned compensation	-	(80)
Common stock in treasury, at cost, 8,040,736 shares in 2006 and 2005	(13,754)	(13,754)
Total Shareholders' Equity	28,862	32,916
Total Liabilities and Shareholders' Equity	$ 37,197	$ 41,267

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended
	Mar. 31,	Mar. 31,
	2006	2005

Product revenue	$ 1,513	$ 1,403
Funded research and development revenue	45	324
Total revenue	1,558	1,727
Operating costs and expenses:
Cost of product revenue	539	602
Research and product development expenses:
Funded research and product development	210	1,055
Unfunded research and product development	2,350	1,605
Total research and product development expenses	2,560	2,660
Selling, general and administrative expenses	3,060	3,034
Operating loss	(4,601)	(4,569)
Loss on derivatives	-	(3,234)
Gain on sale of securities available for sale	1,266	-
Other income, net	71	100
Loss before income taxes and minority interests	(3,264)	(7,703)
Income tax (expense) benefit	(569)	1,209
Minority interests in losses of consolidated subsidiary	402	440
Net loss	$ (3,431)	$ (6,054)
Loss per Share (Basic and Diluted):
Loss per share	$ (0.11)	$ (0.20)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

AND COMPREHENSIVE INCOME (Unaudited)

(Dollars in thousands)

	Three months ended
	Mar. 31,	Mar. 31,
	2006	2005
Common Stock
Balance, beginning	$ 390	$ 38,651
Change in par value to $.01 from $1 per share effective June 28, 2005	-	(38,264)
Issuance of shares - options	1	-
Balance, ending	$ 391	$ 387
Paid-In Capital
Balance, beginning	$ 122,095	$ 82,769
Change in par value to $.01 from $1 per share effective June 28, 2005	-	38,264
Issuance of shares - options	265	-
MTI MicroFuel Cell investment	(358)	(5)
Private placement, net of expenses	-	(45)
Share-based compensation	401	51
Stock option exercises recognized differently for financial reporting and tax purposes	-	2
Elimination of unearned compensation due to change in accounting principle	(80)	-
Balance, ending	$122,323	$121,036
Accumulated Deficit
Balance, beginning	$ (81,718)	$ (66,624)
Net loss	(3,431)	(6,054)
Balance, ending	$ (85,149)	$ (72,678)
Accumulated Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Securities Available for Sale, Net of Taxes
Balance, beginning	$ 5,983	$ 14,542
Less reclassification adjustment for gains included in net income (net of taxes of $526 in 2006)	(491)	-
Change in unrealized gain on securities available for sale (net of taxes of $0 in 2006 and $1,096 in 2005)	(441)	1,645
Balance, ending	$ 5,051	$ 16,187
Restricted Stock Grants - Unearned Compensation
Balance, beginning	$ (80)	$ -
Elimination of unearned compensation due to change in accounting principle	80	-
Balance, ending	$ -	$ -
Treasury Stock
Balance, beginning	$ (13,754)	$(13,754)
Balance, ending	$ (13,754)	$(13,754)
Total Shareholders' Equity
Balance, ending	$ 28,862	$ 51,178
Total Comprehensive (Loss) Income:
Net loss	$ (3,431)	$ (6,054)
Other comprehensive loss (income):
Less reclassification adjustment for gains included in net income, net of taxes	(491)	-
Change in unrealized gain on securities available for sale, net of taxes	(441)	1,645
Total comprehensive loss	$ (4,363)	$ (4,409)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)
	Three months ended
	Mar. 31, 2006	Mar. 31, 2005
Operating Activities
Net loss	$ (3,431)	$ (6,054)
Adjustments to reconcile net loss to net cash used by operations:
Loss on derivatives	-	3,234
Minority interests in losses of consolidated subsidiary	(402)	(440)
Depreciation and amortization	281	303
Gain on sale of securities available for sale	(1,266)	-
Allowance for bad debts	(1)	-
Loss on disposal of fixed assets	21	3
Deferred income taxes	503	(1,234)
Stock based compensation	401	51
Changes in operating assets and liabilities:
Accounts receivable	271	241
Other receivables - related parties	(168)	3
Inventories	52	18
Prepaid expenses and other current assets	(379)	(348)
Accounts payable	404	628
Income taxes payable	42	(8)
Accrued liabilities - related parties	(2)	9
Accrued liabilities	287	(286)
Net cash used by operating activities	(3,387)	(3,880)
Investing Activities
Purchases of property, plant and equipment	(262)	(202)
Proceeds from sale of property plant equipment	2	-
Proceeds from sale of securities available for sale	1,805	-
Net cash provided (used) by investing activities	1,545	(202)
Financing Activities
Costs of private placement	-	(45)
Proceeds from stock option exercises	266	-
Net cash provided (used) by financing activities	266	(45)
Decrease in cash and cash equivalents	(1,576)	(4,127)
Cash and cash equivalents - beginning of period	11,230	22,545
Cash and cash equivalents - end of period	$ 9,654	$ 18,418

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
  Basis of Presentation

In the opinion of management of Mechanical Technology Incorporated (the "Company"), the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission ("SEC") and contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair statement of results for such periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2005 has been derived from the Company's December 31, 2005 audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. All other information has been derived from the Company's unaudited condensed consolidated financial statements for the periods as of and ended March 31, 2006 and 2005.

Liquidity

The Company has incurred significant losses as it continues to fund MTI MicroFuel Cells Inc. ("MTI Micro") Direct Methanol Fuel Cell ("DMFC") product development and commercialization programs. The Company expects that losses will continue and fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, sales of securities available for sale, the operating results of MTI Instruments and MTI Micro, and the availability, or lack thereof, of equity financing including the additional investment rights issued in connection with the 2004 private placement and the ability to attract government funding resources to fund research and development costs. The Company expects to continue to incur losses as it seeks to develop and commercialize Mobion® fuel cell systems and it expects to continue funding its operations from current cash and cash equivalents, the sales of securities available for sale, proceeds, if any, from the exercise of additional investment rights issued in connection with the 2004 private placement or other equity financings and government program funding. The Company may also seek to provide additional resources through an equity offering. Additional government revenues and Fletcher's potential exercise of additional investment rights totaling up to an additional $20 million could also provide additional resources, although with an exercise price of $6.023 per share it is unlikely that Fletcher will exercise its right unless our stock price increases. The Company anticipates that it will have to raise additional equity capital to fund its long-term business plan, regardless of whether Fletcher exercises any or all of its additional investment rights.

Pursuant to additional investment rights, Fletcher has the right, but not the obligation, to purchase, in a single purchase or multiple purchases, up to an additional $20 million of our common stock at any time prior to December 31, 2006 at a price per share equal to $6.023 (as adjusted from $6.34), which date and price may be extended and adjusted, respectively, in certain circumstances.

During the three months ended March 31, 2006, the Company sold 303,500 shares of Plug Power common stock with proceeds totaling $1.805 million and gains totaling $1.266 million. These proceeds reflect the Company's previously announced strategy to raise additional capital through the sale of Plug Power stock in order to fund its micro fuel cell operations.

At March 31, 2006, the Company had cash, cash equivalents and securities available for sale in the amount of $26.604 million and working capital of $21.089 million. The failure to raise the funds necessary to finance our future cash requirements could adversely affect the Company's ability to pursue its strategy and could negatively affect the Company's operations in future periods. Management believes it will have adequate resources to fund operations and capital expenditures for at least the next twelve months based on current cash and cash equivalents, current cash flow and revenue projections and the potential sale of securities available for sale at current market values.

2. Significant Accounting Policies

Changes in significant accounting policies since December 31, 2005 are as follows:

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net (Loss) Income per Common Share

The Company reports net (loss) income per basic and diluted common share in accordance with SFAS No. 128, Earnings Per Share, which establishes standards for computing and presenting (loss) income per share. Basic earnings per common share are computed by dividing net (loss) income by the weighted average number of common shares outstanding during the reporting period. Diluted (loss) income per share reflects the potential dilution, if any, computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under outstanding investment rights, warrants and the Company's share-based compensation plans, and the weighted average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money shares, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a share, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of windfall benefits that would be recorded in additional paid-in capital, if any, when the share is exercised are assumed to be used to repurchase shares in the current period.

Share-Based Payments

The Company has two stock-based employee compensation plans and its majority-owned subsidiary, MTI Micro, has one stock-based employee compensation plan, which are described more fully in Note 13, Stock Based Compensation, of the consolidated financial statements for the year ended December 31, 2005.

In December 2004, the Financial Accounting Standards Board (FASB) revised Statement of Financial Accounting Standards No. 123 (FAS 123R), "Share-Based Payment," which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a new rule amending the effective dates for FAS 123R. In accordance with the new rule, the accounting provisions of FAS 123R are effective for the Company and have been adopted by the Company as of January 1, 2006.

Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period. The Company has awards with performance conditions and has no awards with market conditions. The Company adopted the provisions of FAS 123R on January 1, 2006, the first day of the Company's fiscal year, using a modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, "Accounting for Stock-Based Compensation" (FAS 123).

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards." The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R.

Prior to the adoption of FAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations as permitted under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, (FAS 123). Under the intrinsic value method, stock-based compensation was recognized primarily due to changes in option terms because the exercise price of the Company's and MTI Micro's common stock options granted to employees and directors usually equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation represents the cost related to stock-based awards granted to employees. The Company measures stock-based compensation cost at grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the employee requisite service period. The Company estimates the fair value of stock options using a Black-Scholes valuation model. The expense is recorded in "Selling, general and administrative expenses" and "Unfunded research and product development expenses" in the Consolidated Statements of Operations based on the employees' respective functions.

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company records deferred tax assets for awards that result in deductions on the Company's income tax returns unless the Company cannot recognize the deduction (i.e. in a net operating loss ("NOL") position), based on the amount of compensation cost recognized and the Company's statutory tax rate. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company's income tax return are recorded in Additional Paid-In Capital (if the tax deduction exceeds the deferred tax asset) or in the Consolidated Statement of Earnings (if the deferred tax asset exceeds the tax deduction and no additional paid-in capital exists from previous awards). No benefit has been recorded during the three months ended March 31, 2006 as the Company is in a NOL position.

The Company continues to record the fair market value of stock options and warrants granted to non-employees in exchange for services in accordance with Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, in the condensed consolidated statements of operations.

Reclassification

Certain 2005 amounts have been reclassified to conform to the 2006 presentation. The reclassifications have no effect on total revenues, total expenses, net loss or shareholders' equity as previously reported.

The reclassifications impact our Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Income in the following ways:

  Paid-In Capital MTI MicroFuel Cell investment now only includes the minority accounting impact for share-based compensation charges related to MTI Micro.
  Paid-In Capital Share-based compensation now includes the total share-based compensation charges related to MTI Micro, previously included in Paid-In Capital MTI MicroFuel Cell investment.

3. Accounts Receivable and Allowance for Doubtful Accounts

Receivables consist of the following at:

	Mar. 31,	Dec. 31,
(Dollars in thousands)	2006	2005
U.S. and State Government:
Amount billed	$ 123	$ 373
Amount billable	74	98
Retainage	35	35
Total U.S. and State Government	232	506
Commercial	497	492
Sub Total	729	998
Allowance for bad debts	(1)	-
Total	$ 728	$ 998

The balances billed but not paid by customers pursuant to retainage provisions in contracts are due upon completion of the contracts and acceptance by the customer. Based on the Company's experience, most retainage amounts are expected to be collected within the ensuing year.

4. Inventories

Inventories, net consist of the following at:
	Mar. 31,	Dec. 31,
(Dollars in thousands)	2006	2005
Finished goods	$ 310	$ 351
Work in process	140	92
Raw materials, components and assemblies, net	556	615
	$1,006	$1,058

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5. Securities Available for Sale

Securities available for sale are classified as current assets and accumulated net unrealized gains (losses) are charged to other comprehensive income (loss).

The principal components of the Company's securities available for sale consist of the following at:

(Dollars in thousands, except stock price and share data)
				Quoted
				Market
	Book	Unrealized	Recorded	Price
Security	Basis	Gain	Fair Value	Per NASDAQ	Ownership	Shares
March 31, 2006
Plug Power	$ 6,023	$10,927	$16,950	$5.00	3.94%	3,389,936
December 31, 2005
Plug Power	$ 6,562	$12,385	$18,947	$5.13	4.31%	3,693,436

The book basis roll forward of Plug Power securities is as follows:

Plug Power - Current
(Dollars in thousands)	Mar. 31,	Dec. 31,
	2006	2005
Securities available for sale, beginning of period	$ 6,562	$ 5,141
Sale of shares	(539)	(178)
Transfer 900,209 shares from restricted on 6/30/05	-	1,599
Securities book basis	6,023	6,562
Unrealized gain on securities available for sale	10,927	12,385
Securities available for sale, end of period	$16,950	$18,947

Plug Power - Restricted
(Dollars in thousands)	Mar. 31,	Dec. 31,
	2006	2005
Securities available for sale, beginning of period	$ -	$ 4,797
Sale of shares	-	(3,198)
Transfer 900,209 shares to current on 6/30/05	-	(1,599)
Securities book basis	-	-
Unrealized gain on securities available for sale	-	-
Securities available for sale - restricted, end of period	$ -	$ -

Accumulated unrealized gains related to securities available for sale are as follows:
	Mar. 31,	Dec. 31,
(Dollars in thousands)	2006	2005
Accumulated unrealized gains	$ 10,927	$12,385
Accumulated deferred tax expense on unrealized gains	(5,876)	(6,402)
Accumulated net unrealized gains	$ 5,051	$ 5,983

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

6. Income Taxes

The Company's effective income tax (expense) benefit rate from operations differed from the Federal statutory rate as follows:

	Three months ended
	Mar. 31,	Mar. 31,
	2006	2005
Federal statutory tax rate	34.00%	34.00%
State taxes, net of federal tax effect	4.67	5.79
Change in valuation allowance	(39.30)	-
Disproportionate tax effect of reclassification adjustment for gains included in net income (loss)	(16.12)	-
Adjustment for projected annual effective tax rate	-	(24.06)
Other expense, net	(0.69)	(.03)
Tax rate	(17.44)%	15.70%

Income tax (expense) benefit consists of the following:

	Three months ended
(Dollars in thousands)	Mar. 31,	Mar. 31,
	2006	2005
Operations before minority interest
Federal	$ -	$ -
State	(66)	(25)
Deferred	(503)	1,234
Total	$ (569)	$ 1,209
Income tax benefit (expense) allocated directly to shareholders' equity:
Change in unrealized (gain) loss on securities available for sale:
Deferred tax benefit (expense)	$ -	$ (1,096)
Tax effect of reclassification adjustment for gains included in net income (loss)	526	-
Expenses for employee stock options recognized differently for financial reporting/tax purposes - Federal tax benefit	-	2
	$ 526	$ (1,094)

The valuation allowance at March 31, 2006 and December 31, 2005 was $12.798 million and $10.923 million, respectively and represents a full valuation allowance. The valuation allowance reflects the estimate that it is more likely than not that the net deferred tax assets in excess of deferred tax liabilities may not be realized.

7. Shareholders' Equity

Common Shares

Changes in common shares issued are as follows:
	Three Months Ended	Year Ended
	Mar. 31,	Dec. 31,
	2006	2005
Balance, beginning	38,965,937	38,650,949
Issuance of shares for stock option exercises	173,663	148,575
Issuance of shares for restricted stock grant	-	50,000
Issuance of shares for stock grant	-	50,000
Issuance of shares for private placement A	-	66,413
Balance, ending	39,139,600	38,965,937
A Shares totaling 66,413 were issued on April 20, 2005 as a result of a registration penalty.

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Treasury Stock

Changes in treasury stock shares are as follows:
	Three Months Ended	Year Ended
	Mar. 31,	Dec. 31,
	2006	2005
Balance, beginning	8,040,736	8,040,736
Balance, ending	8,040,736	8,040,736

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

Reservation of Shares

The Company has reserved common shares for future issuance as of March 31, 2006 as follows:
Stock options outstanding	5,363,371
Stock options available for issuance	874,063
Additional Investment Rights as required by the amended private placement agreement	4,150,756
Warrants outstanding	-
Number of common shares reserved	10,388,190

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

8. Loss per Share

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations for continuing operations for the three months ended March 31:
(Dollars in thousands, except shares)	2006	2005
Numerator
Loss from continuing operations	$ (3,431)	$ (6,054)
Denominator
Basic EPS:
Common shares outstanding, beginning of period	30,925,201	30,610,213
Weighted average common shares issued during the period	21,065	-
Less: Non-vested restricted stock	(50,000)	-
Denominator for basic earnings per common share - weighted average common shares	30,896,266	30,610,213
Diluted EPS:
Common shares outstanding, beginning of period	30,925,201	30,610,213
Weighted average common shares issued during the period	21,065	-
Less: Non-vested restricted stock due to anti-dilutive effect	(50,000)	-
Denominator for diluted earnings per common share - weighted average common shares	30,896,266	30,610,213

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

During 2006, options to purchase 5,363,371 shares of the Company's common stock at prices ranging from $0.54 to $20.92 per share, additional investment rights to purchase approximately 3,320,604 shares ($20,000,000 divided by $6.023 per share) of common stock with an exercise price of $6.023 per share and options to purchase 68,002 shares of MTI Micro common stock at prices from $2.39 to $4.66 per share were outstanding but were not included in the computation of earnings per share-assuming dilution because the Company incurred a loss from continuing operations during this period and inclusion would be anti-dilutive. Investment rights issued to Fletcher expire on December 31, 2006, subject to extension in certain instances.

During 2005, options to purchase 3,754,250 shares of the Company's common stock at prices ranging from $0.54 to $20.92 per share, additional investment rights to purchase approximately 3,320,604 shares ($20,000,000 divided by $6.023 per share) of common stock with an exercise price of $6.023 per share, warrants to purchase 28,377 shares of common stock with an exercise price of $10.572 per share and options to purchase 2,867,818 shares of MTI Micro common stock at prices from $2.39 to $4.66 per share were outstanding but were not included in the computation of earnings per share-assuming dilution because the Company incurred a loss from continuing operations during this period and inclusion would be anti-dilutive. Warrants for the purchase of 28,377 shares expired unexercised on February 5, 2006. Investment rights issued to Fletcher expire on December 31, 2006, subject to extension in certain instances.

9. Gain on Sale of Securities Available for Sale

The Company sold shares of the following securities and recognized gains and proceeds as follows:
	Three months ended
	Mar. 31,	Mar. 31,
(Dollars in thousands, except shares)	2006	2005
Plug Power
Shares sold	303,500	-
Proceeds	$ 1,805	$ -
Gain on sales	$ 1,266	$ -

10. Cash Flows - Supplemental Information

	Three months ended
	Mar. 31,	Mar. 31,
(Dollars in thousands)	2006	2006
Non-cash Operating, Investing and Financing Activities:
Additional paid-in-capital resulting from stock option exercises treated differently for financial reporting and tax purposes	$ -	$ 2
Change in investment and paid-in-capital resulting from other investors' activity in MTI Micro stock	(358)	46

11. Segment Information

The Company operates in two business segments, New Energy and Test and Measurement Instrumentation. The New Energy segment is focused on commercializing direct methanol fuel cells ("DMFCs"). The Test and Measurement Instrumentation segment designs, manufactures, markets and services computer-based balancing systems for aircraft engines, high performance test and measurement instruments and systems, and wafer characterization tools for the semiconductor industry. The Company's principal operations are located in North America.

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

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items and items such as income taxes or unusual items, which are not allocated to reportable segments. The "Reconciling Items" column includes minority interests in a consolidated subsidiary. In addition,

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

segments' noncash items include any depreciation and amortization in reported profit or loss. The New Energy segment figures include the Company's micro fuel cell operations, equity securities of Plug Power, gains on the sale of these securities and (losses) gains related to the embedded derivative for the purchase of Plug Power common stock.
(Dollars in thousands)		Test and			Condensed
		Measurement		Reconciling	Consolidated
	New Energy	Instrumentation	Other	Items	Totals
Three months ended March 31, 2006
Product revenue	$ -	$1,513	$ -	$ -	$ 1,513
Funded research and development revenue	45	-	-	-	45
Research and product development expenses	2,253	307	-	-	2,560
Selling, general and administrative expenses	1,087	536	1,437	-	3,060
Gain on sale of securities available for sale	1,266	-	-	-	1,266
Segment loss from operations before income taxes and minority interests	(2,760)	52	(556)	-	(3,264)
Segment (loss) profit	(2,760)	52	(1,125)	402	(3,431)
Total assets	19,061	1,734	16,402	-	37,197
Securities available for sale	16,950	-	-	-	16,950
Capital expenditures	224	27	11	-	262
Depreciation and amortization	140	22	119	-	281

Three months ended March 31, 2005
Product revenue	$ -	$1,403	$ -	$ -	$ 1,403
Funded research and development revenue	324	-	-	-	324
Research and product development expenses	2,391	269	-	-	2,660
Selling, general and administrative expenses	1,375	479	1,180	-	3,034
Loss on derivatives	(3,234)	-	-	-	(3,234)
Segment loss from operations before income taxes and minority interests	(7,336)	(49)	(318)	-	(7,703)
Segment (loss) profit	(7,336)	(49)	891	440	(6,054)
Total assets	46,746	2,204	16,171	-	65,121
Securities available for sale	19,095	-	-	-	19,095
Securities available for sale - restricted	17,820	-	-	-	17,820
Derivative liability	4,359	-	-	-	4,359
Capital expenditures	134	22	46	-	202
Depreciation and amortization	138	15	150	-	303

The following table presents the details of "Other" segment profit:
	Three months ended
(Dollars in thousands)	Mar. 31,	Mar. 31,
	2006	2005
Corporate and other (expenses) income:
Depreciation and amortization	$(119)	$ (150)
Interest income	101	54
Income tax (expense) benefit	(569)	1,209
Other expense, net	(538)	(222)
Total corporate and other (expenses) income	$(1,125)	$ 891

12. Related Party Transactions

The Company purchases materials from E.I. du Pont de Nemours and Company ("DuPont"), a shareholder in MTI Micro. Such purchases totaled $0 and $43 thousand for the three months ended March 31, 2006 and 2005, respectively. The Company has a liability to DuPont for materials purchases totaling $0 and $9 thousand, respectively as of March 31, 2006 and December 31, 2005. These liabilities are included in the financial statement line "Accrued liabilities - related parties."

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13. Effect of Recent Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140," that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if practicable. Subsequent to initial recognition, the Company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. An entity should adopt the Statement as of the beginning of its first fiscal year that begins after September 15, 2006. The Company will adopt SFAS No. 156 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the Company's Consolidated Financial Statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140," to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company will adopt SFAS No. 155 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the Company's Consolidated Financial Statements.

In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)", that will become effective beginning third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on the Company's Consolidated Financial Statements.

In the first quarter of 2006, the Company adopted SFAS No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The adoption of this Statement did not affect the Company's Consolidated Financial Statements in the period of adoption. Its effects on future periods will depend on the nature and significance of any future accounting changes subject to this statement.

Beginning January 2006, the Company adopted SFAS No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4." SFAS No. 151 requires certain abnormal expenditures to be recognized as expenses in the current period versus being capitalized in inventory. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. The adoption of this statement did not have a material effect on the Company's Consolidated Financial Statements.

Beginning January 2006, the Company adopted SFAS Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, which is an interpretation of SFAS Statement No. 143, Accounting for Asset Retirement Obligations. The interpretation requires a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The adoption of this statement did not have a material effect on the Company's Consolidated Financial Statements.

Beginning January 2006, the Company adopted SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 which addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. The adoption of this statement did not affect the Company's Consolidated Financial Statements in the period of adoption. Its effects on future periods will depend on the nature and significance of any future transactions subject to this statement.

14. Commitments and Contingencies

Lawrence

On September 9, 1998, Barbara Lawrence, the Lawrence Group, Inc. ("Lawrence"), and certain other Lawrence-related entities ("Plaintiffs") initially filed suit in the Bankruptcy Court and the United States District Court for the Northern District of New York which were subsequently consolidated in the District Court, against First Albany Corporation ("FAC"), Mechanical Technology Incorporated, Dale Church, Edward Dohring and Beno Sternlicht, Alan Goldberg and George McNamee (three former Directors of the Company), Marty Mastroianni (former President and Chief Operating Officer of the

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Company), and 33 other individuals ("Defendants") who purchased a total of 820,909 (2,462,727 shares post split) shares of the Company's common stock from the Plaintiffs. The case concerns the Defendants' 1997 purchase of Mechanical Technology Incorporated shares from the Plaintiffs at the price of $2.25 per share ($0.75 per share post split). FAC acted as Placement Agent for the Defendants in the negotiation and sale of the shares and in proceedings before the Bankruptcy Court for the Northern District of New York, which approved the sale in September 1997.

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

Future minimum rental payments required under non-cancelable operating leases are (dollars in thousands): $244 remaining in 2006; $322 in 2007, $319 in 2008, $289 in 2009, and $0 in 2010.

Warranties

Below is a reconciliation of changes in product warranty liabilities as follows:
	Three months ended	Year ended
	Mar. 31,	Dec. 31,
(Dollars in thousands)	2006	2005
Balance, January 1	$20	$ 38
Accruals for warranties issued	5	30
Accruals related to pre-existing warranties (including changes in estimates)	-	(31)
Settlements made (in cash or in kind)	(1)	(17)
Balance, end of period	$ 24	$ 20

Licenses

The Company licenses, on a non-exclusive basis, certain DMFC technology from Los Alamos National Laboratory ("LANL"). Under this agreement, the Company is required to pay future minimum annual license fees of $250 thousand yearly through 2019.

Effective, July 6, 2005, MTI Micro entered into an exclusive field-of-use patent license agreement with LANL. Under this agreement, MTI Micro paid a non-refundable License Issue Fee of $30 thousand upon execution of such agreement.

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

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Employment Agreements

The Company has employment agreements with certain employees that provide severance payments, certain other payments, accelerated vesting and exercise extension periods of certain options upon termination of employment under certain circumstances, as defined in the applicable agreements. As of March 31, 2006, the Company's potential minimum obligation to these employees was approximately $.784 million.

Contract Losses

During 2004, MTI Micro entered into a fixed price-cost type completion contract with the U.S. Army. The contract, which totaled $250 thousand, permitted monthly cost progress payments and called for the delivery of five DMFC power system units. These prototypes required substantial engineering to meet the performance requirements of the customer and at March 31, 2005, MTI Micro had accrued $540 thousand for the then anticipated cost needed to complete the contract. The contract was completed on November 25, 2005. Additionally, other contracts had forecasted costs in excess of contract values as of March 31, 2005. As of March 31, 2005, MTI Micro had accrued $17 thousand for the anticipated cost overruns for the projects. As of March 31, 2006, no amounts are accrued for anticipated losses to complete open contracts.

15. Subsequent Events

Sale of Securities Available for Sale

From April 1 through May 9, 2006, the Company sold available for sale securities as follows:
(Dollars in thousands)
	Number of	Proceeds
Company	Shares Sold	from Sales

Plug Power	600,000	$3,568

16. Stock Based Compensation

Incentive Awards

Stock-based incentive awards are provided to employees and directors under the terms of the Company's 1999 Employee Stock Incentive Plan ("1999 Plan") and the 1996 Stock Incentive Plan ("1996 Plan") (the "Plans"). Awards under the Plans have generally included at-the-money options and restricted stock grants.

The Company also issued awards under the MTI MicroFuel Cells Inc. 2001 Employee, Director and Consultant Stock Option Plan (Amended and Restated as of September 23, 2004) ("2001 MTI Micro Plan") and ceased making grants under the 2001 MTI Micro Plan during 2005 and has determined that it will make no new option awards under this Plan in the future.

A majority of stock-based compensation expense for the quarter ended March 31, 2006 was generated from stock options. Stock options are awards which allow the employee to purchase shares of the Company's common stock at a fixed price. Stock options issued to employees generally vest 25% per year beginning one year after grant. Options issued to members of the MTI Board generally vest upon grant and MTI Micro options issued to members of the MTI Micro Board generally vest 50% per year beginning one year after grant. Certain options granted may be exercisable immediately or begin vesting immediately. Restricted stock awards generally vest one year after the date of grant. Option exercise prices are generally equal to but are not less than 85 percent of the market value of the Company's common stock on the date of grant, or for MTI Micro options based on fair values as determined by the MTI Micro Board. Unexercised options generally terminate ten years after date of grant.

Prior to January 1, 2006, the Company had elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, in accounting for employee stock-based compensation and to provide the disclosures required under SFAS No. 123, Accounting for Stock Based Compensation. APB Opinion No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Company, namely, broad-based employee option grants

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

where the exercise price is equal to or not less than 85 percent of the market value at the date of grant. However, APB Opinion No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. In contrast, SFAS No. 123 requires recognition of compensation expense for grants of stock, stock options, and other equity instruments, over the vesting periods of such grants, based on the estimated grant-date fair values of those grants. Under the intrinsic-value-based method, compensation cost is the excess, if any, of the market value of the stock at grant over the amount an employee must pay to acquire the stock.

Compensation expense related to the intrinsic value of performance-based, unrestricted and restricted stock awards was recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations for each of the following periods:
(Dollars in thousands)	Three months ended
March 31,
2005
Stock options	51
Total stock-based compensation expense	$ 51

Share-Based Compensation Information under FAS 123R

As discussed in Note 2, "Significant Accounting Policies" effective January 1, 2006, the Company adopted the fair value recognition provisions for stock-based awards granted to employees using the modified prospective application method provided by FAS 123R. Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of FAS 123R and SEC Staff Accounting Bulletin No. 107 ("SAB 107"). Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company's stock, the risk-free rate and the Company's dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

The fair value of each stock option grant was estimated at the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used for options granted:
Three Months Ended
March 31,
2006
Option term (years)*	5.2
Volatility**	79.80%
Risk-free interest rate (zero coupon U.S. treasury note)	4.95%
Dividend yield	0%
Weighted-average fair value per option granted	$ 2.48

* The Option term is the number of years that the Company estimates, based upon history, that options will be outstanding prior to exercise or forfeiture.

** The Company's estimates of expected volatility are principally based on daily price changes of the Company stock over the expected option term, as well as the additional requirements included in the provisions of FAS 123R and the guidance provided by SAB 107.

The risk-free interest rate assumption is based upon observed interest rates appropriate for the term of the Company's employee stock options. The dividend yield assumption is based on the Company's history and expectation of future dividend payouts and may be subject to substantial change in the future. The forfeiture rate is based on the Company's historical option cancellation information.

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

As share-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 9.5% (annualized) in the first quarter of fiscal 2006 based on historical experience. In the Company's pro forma information required under FAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. The cumulative effect for the change in forfeitures was immaterial to be presented separately.

Total share-based compensation expense, related to all of the Company's share-based awards, recognized for the three months ended March 31, 2006 was comprised as follows (in thousands):

Three Months Ended
March 31, 2006
Unfunded research and product development	$ 100
Selling, general and administrative	301
Share-based compensation expense before taxes	401
Related income tax benefits	-
Share-based compensation expense, net of taxes	$ 401
Impact on basic and diluted EPS	$ (.01)

Total unrecognized compensation costs related to non-vested awards as of March 31, 2006 is $2.314 million and is expected to be recognized over a weighted-average period of approximately 1.25 years.

The Company recorded $55 thousand in share-based compensation expense during the three months ended March 31, 2006 related to share-based awards granted during fiscal 2006. In addition, as of January 1, 2006, the adoption of FAS 123R resulted in the elimination of unearned compensation related to restricted stock (contra equity account) against additional paid in capital totaling approximately $80 thousand.

Presented below is a summary of the Company's stock option plans' activity for the three months ended March 31, 2006:
	Options Outstanding
		Weighted
		Average
	Number	Exercise Price
	Outstanding	Per Share
Shares under option, beginning	5,041,242	$ 3.76
Granted	514,750	3.66
Exercised	(173,663)	1.53
Canceled	(18,958)	4.02
Shares under option, ending	5,363,371	3.82
Options exercisable, ending	4,063,366	3.93
Remaining shares available for granting of options	874,063

The following table summarizes information for options outstanding and exercisable at March 31, 2006:

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
Exercise		Remaining	Average		Average
Price		Contractual	Exercise		Exercise
Range	Number	Life	Price	Number	Price
$ 0.54 - $ 0.77	197,121	1.3	$ 0.69	197,121	$ 0.69
$ 0.98 - $ 1.34	470,000	2.3	$ 1.28	470,000	$ 1.28
$ 1.65 - $ 2.04	530,575	4.9	$ 1.87	454,637	$ 1.85
$ 2.49 - $ 3.68	2,397,508	7.9	$ 3.06	1,339,191	$ 2.95
$ 3.74 - $ 4.83	651,667	5.0	$ 4.15	613,667	$ 4.14
$ 6.01 - $ 6.40	846,000	6.4	$ 6.17	718,250	$ 6.17
$ 9.25 - $ 12.97	210,500	4.2	$10.64	210,500	$10.64
$ 20.92	60,000	1.7	$20.92	60,000	$20.92
	5,363,371	6.1	$ 3.82	4,063,366	$ 3.93

The aggregate intrinsic value for the Company's options outstanding and exercisable as of March 31, 2006 is $4.426 million and $3.708 million, respectively. The aggregate intrinsic value represents the total pretax intrinsic value, based on the Company's closing stock price of $3.75 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

The number and weighted average fair value of restricted stock for the period ended March 31, 2006 is as follows:
		Weighted
	Number	Average
Nonvested restricted stock, beginning	50,000	$ 2.49
Granted	-	-
Vested	-	-
Canceled	-	-
Nonvested restricted stock, ending	50,000	$ 2.49

Presented below is a summary of the 2001 MTI Micro stock option plans activity for the three months ended March 31 2006:
	Options Outstanding
		Weighted
		Average
	Number	Exercise Price
	Outstanding	Per Share
Shares under option, beginning	78,461	$3.22
Granted	-	-
Exercised	-	-
Canceled	(10,459)	2.46
Shares under option, ending	68,002	3.34
Options exercisable	37,085	2.94

The following table summarizes information for MTI Micro's options outstanding and exercisable at March 31, 2006:
Outstanding Options				Options Exercisable
		Weighted	Weighted		Weighted
Exercise		Average	Average		Average
Price		Remaining	Exercise		Exercise
Range	Number	Contractual Life	Price	Number	Price
$ 2.39 - $2.55	37,334	7.45	$ 2.51	28,209	$ 2.54
$ 2.76 - $3.80	4,501	7.42	$ 3.03	2,542	$ 3.12
$ 4.06 - $4.66	26,167	8.32	$ 4.57	6,334	$ 4.66
	68,002	7.78	$ 3.34	37,085	$ 2.94

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The aggregate intrinsic value for MTI Micro options outstanding and exercisable as of March 31, 2006 is $1 thousand and $0, respectively. The aggregate intrinsic value represents the total pretax intrinsic value, based on MTI Micro's estimated fair value of $2.50 as of March 31, 2006, which would have been received by the option holders had all option holders exercised their options as of that date.

Exercises of Employee Stock Options

The total intrinsic value of options exercised during the three months ended March 31, 2006 was $380 thousand. The total cash received or receivable from employees as a result of employee stock option exercises for the three months ended March 31, 2006 was approximately $266 thousand. In connection with these exercises, the tax benefits realized by the Company for the three months ended March 31, 2006 was zero.

The Company settles employee stock option exercises with newly issued shares of Company common stock.

Pro Forma Information under FAS 123 for Periods Prior to Fiscal 2006

Prior to adopting the provisions of FAS 123R, the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to Accounting Principles Board Opinion 25 (APB 25), "Accounting for Stock Issued to Employees" and provided the required pro forma disclosures of FAS 123. Because the Company generally established the exercise price based on the fair market value of the Company's stock at the date of grant, the stock options generally had no intrinsic value upon grant, and therefore estimated expense was recorded primarily for grant modifications prior to adopting FAS 123R. Each accounting period, the Company reported the potential dilutive impact of stock options in its diluted earnings per common share using the treasury-stock method. Out-of-the-money stock options (i.e., the average stock price during the period was below the strike price of the stock option) were not included in diluted earnings per common share as their effect was anti-dilutive.

For purposes of pro forma disclosures under FAS 123 for the three months ended March 31, 2005, the estimated fair value of the stock options was assumed to be amortized to expense over the stock options' vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share for the three months ended March 31, 2005 were as follows:

(Dollars in thousands, except per share data)	Three Months Ended
March. 31,
2005
Net loss, as reported	$(6,054)
Add: Total stock-based employee compensation
expense already recorded in financial
Statements, net of related tax effects	44

Deduct: Total stock-based employee
compensation expense determined under fair
value based method for all awards, net of
related tax effects	(452)
Pro forma net loss	$(6,462)

Loss per share:
Basic and diluted - as reported	$ (0.20)
Basic and diluted - pro forma	$ (0.21)

The pro forma effects of estimated share-based compensation expense on net income and earnings per common share for the three months ended March 31, 2005 were estimated at the date of grant using the Black-Scholes option-pricing model based on the following assumptions (annualized percentages):

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Three Months Ended
March 31, 2005
Stock Option
Volatility	80.80%
Risk-free interest rate	3.96%
Dividend yield	0.00%
Expected life (years)	5.0

The Black-Scholes weighted average estimated fair value of stock options granted during the three months ended March 31, 2005 was $3.226 per share.

17. Issuance of Stock by Subsidiary

MTI Micro was formed on March 26, 2001 and as of March 31, 2006, the Company owns approximately 91% of MTI Micro's outstanding common stock.

On March 31, 2006, MTI Micro issued 1,400,000 shares of its common stock at a price of $2.50 per share to the Company in connection with the conversion of its $3.5 million loan receivable to equity.

The decrease in the Company's paid-in-capital of $(358) thousand in 2006 represents the changes in the Company's equity investment in MTI Micro, which resulted from the anti-dilutive impact of the Company's investments in MTI Micro stock and the equity impact of share-based compensation accounting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2005 contained in our 2005 Annual Report on Form 10-K.

In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in the section entitled Risk Factors and elsewhere in this Quarterly Report.

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

At its MTI Micro subsidiary, the Company is primarily focused on the development and commercialization of advanced cord-free rechargeable power pack technology for portable electronics. MTI Micro has developed a patented, proprietary direct methanol fuel cell ("DMFC") technology called Mobion®, which generates electrical power using up to 100% methanol as fuel. MTI Micro's Mobion® technology is intended to replace current Lithium-Ion and similar rechargeable battery systems used by original equipment manufacturers (OEMs) in many hand held electronic devices such as PDAs, Smartphones and different accessories. The Company believes that if commercialized, Mobion® could eventually have higher energy density and therefore provide multiple times the benefits of existing Lithium-Ion batteries. When and if Mobion® fuel cells are ready to be sold in mass-commercial markets, they should be able to power a wireless electronic device for longer periods of time than Lithium Ion batteries without recharging/refueling, and be instantly refueled without the need for a power outlet or a lengthy recharge.

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

Several key indicators of our liquidity are summarized in the following table:
(Dollars in thousands)	Three months ended March 31,
	2006	2005
Unrestricted cash, cash equivalents and marketable securities	$26,604	$37,513
Working capital	21,089	32,290
Net loss	(3,431)	(6,054)
Net cash used in operating activities	(3,387)	(3,880)
Purchase of property, plant and equipment	(262)	(202)

From inception through March 31, 2006, the Company has incurred net losses of $85.149 million and expects to incur losses as it continues micro fuel cell product development and commercialization programs. The Company expects that losses will continue and fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, sales of securities available for sale and the operating results of MTI Instruments and MTI Micro.

Critical Accounting Policies and Significant Judgments and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 1 to the Company's 2005 annual consolidated financial statements includes a summary of the Company's most significant accounting policies. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, inventories, securities available for sale, income taxes, share-based compensation and derivatives. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management discussed our critical accounting estimates with our Audit Committee.

Share-Based Payments. We grant options to purchase our common stock to our employees and directors under our stock option plans. The benefits provided under these plans are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (FAS 123R), "Share-Based Payment." Effective January 1, 2006, we use the fair value method to apply the provisions of FAS 123R with a modified prospective application which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. Share-based compensation expense recognized under FAS 123R for the three months ended March 31, 2006 was $.401 million. At March 31, 2006, total unrecognized estimated compensation expense related to non-vested awards granted prior to that date was $2.314 million, which is expected to be recognized over a weighted average period of 1.25 years.

Upon adoption of FAS 123R, we began estimating the value of share-based awards on the date of grant using a Black-Scholes option-pricing model (Black-Scholes model). Prior to the adoption of FAS 123R, the value of each share-based award was estimated on the date of grant using the Black-Scholes model for the pro forma information required to be disclosed under FAS 123. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

If factors change and we employ different assumptions in the application of FAS 123R in future periods, the compensation expense that we record under FAS 123R may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation under FAS 123R. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with FAS 123R and the Securities and Exchange Commission's Staff Accounting Bulletin No. 107 (SAB 107) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Estimates of share-based compensation expenses are significant to our financial statements, but these expenses are based on the aforementioned option valuation model and will never result in the payment of cash by us.

The guidance in FAS 123R and SAB 107 is relatively new, and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

Theoretical valuation models and market-based methods are evolving and may result in lower or higher fair value estimates for share-based compensation. The timing, readiness, adoption, general acceptance, reliability and testing of these methods is uncertain. Sophisticated mathematical models may require voluminous historical information, modeling expertise, financial analyses, correlation analyses, integrated software and databases, consulting fees, customization and testing for adequacy of internal controls.

For purposes of estimating the fair value of stock options granted during the three months ended March 31, 2006 using the Black-Scholes model, we used the historical volatility of our stock for the expected volatility assumption input to the Black-Scholes model, consistent with the guidance in FAS 123R and SAB 107.

The risk-free interest rate is based on the risk-free zero-coupon rate for a period consistent with the contractual life of the option in effect at the time of grant.

We do not currently pay nor do we anticipate paying dividends but we are required to assume a dividend yield as an input to the Black-Scholes model.

The expected option term is estimated using both historical term measures and projected termination estimate.

Discussion and Analysis of Results of Operations

Results of Operations for the Three Months Ended March 31, 2006 Compared to the Three Months Ended March 31, 2005

The following is management's discussion and analysis of certain significant factors, which have affected the Company's results of operations for the three months ended March 31, 2006 compared to the three months ended March 31, 2005.

Product Revenue. Product revenue in the Test and Measurement Instrumentation segment for the three months ended March 31, 2006 increased in comparison to the same period in 2005 by $.110 million, or 7.8%, to $1.513 million. This increase is the result of capacitance product sales, which have more than doubled since last year ($654 thousand in 2006 versus $305 thousand in 2005) due to $268 thousand of new business and increased shipments to our distributor in Singapore. This increase offsets a 23% drop in aviation revenue stemming from a $250 thousand decline in activity under the ongoing Retrofit and Maintenance contract with the US Air Force ($271 thousand in 2006 compared to $521 thousand in 2005).

Information regarding government contracts included in product revenue is as follows:
Total Contract
		Revenues	Revenues	Revenues	Orders
(Dollars in thousands, except contract values)		Three Months	Three Months	Contract	Received
		Ended	Ended	to Date	to Date
Contract	Expiration	Mar. 31, 2006	Mar. 31, 2005	Mar. 31, 2006	Mar. 31, 2006
$8.8 million Air Force Retrofit and Maintenance of
PBS 4100's	06/20/2008	$ 271	$ 521	$ 5,481	$ 5,565

Funded Research and Development Revenue. Funded research and development revenue in the New Energy segment for the three months ended March 31, 2006 decreased in comparison to the same period in 2005 by $.279 million to $.045 million, an 86.1% decrease. The decrease in revenue is primarily the result of suspension of existing Department of Energy (DOE) funding for 2006 and the completion of other programs which were active in 2005 including NYSERDA, Marine Corps. and the NIST (CSMP) subcontract.

Information regarding government contracts included in funded research and development revenue is as follows:

(Dollars in thousands, except contract values)
(Dollars in thousands, except contract values)			Revenues		Revenues		Revenues
			Three	Percentage	Three	Percentage	Contract
	Contract		Months	of	Months	of	to Date
Contract	Type	Expiration(5)	Mar. 31, 2006	2006 Total	Mar. 31, 2005	2005 Total	Mar. 31, 2006
$3.0 million DOE	B	07/31/07	$ 45	100%	$ 151	46.6%	$ 1,154
$470 thousand SAFT(1)	A	09/30/06	$ -	-	$ -	-	$ -
$1.250 million NYSERDA(2)	B	06/30/06	$ -	-	$ 112	34.6	$ 1,135
$249.8 thousand Army	A	09/30/05	$ -	-	$ -	-	$ 250
$69.9 thousand Marine Corps.	A	03/31/05	$ -	-	$ 25	7.7	$ 70
$210 thousand NIST (3)	A	06/30/05	$ -	-	$ 36	11.1	$ 210
$150 thousand Harris(4)	A	06/25/04	$ -	-	$ -	-	$ 150
Total funded research and
development revenue			$ 45	100.0%	$ 324	100.0%

(1) This is a subcontract with SAFT America Inc. (SAFT) under the U.S. Army CECOM contract.

(2) Total contract value is $1.250 million consisting of four Phases: Phase I for $500 thousand was from 3/12/02 thru 9/30/03; Phase II for $200 thousand was from 10/28/03 with a completion date of 10/31/04; Phase III for $348 thousand was from 8/23/04 through 8/31/05; and Phase IV for $202 thousand which commenced on 12/14/04 and expires on 6/30/06. Phases I, II and III have been completed. Retainage will be billed upon acceptance of final report incorporating all completed phases of the contract.

(3) This is a subcontract with CSMP under NIST and includes the original contract for $200 thousand and a contract amendment for $10 thousand.

(4) This contract includes the original contract for $200 thousand, an amendment for $50 thousand and a 2005 amendment reducing the contract by $100 thousand.

(5) Dates represent expiration of contract, not date of final billing.

Contract Type A - Fixed Price Contract.

Contract Type B - Cost Shared Contract.

Cost of Product Revenue. Cost of product revenue in the Test and Measurement Instrumentation segment for the three months ended March 31, 2006 decreased in comparison to the same period in 2005 by $.063 million, or 10.5%, to $.539 million. As a percentage of sales, the quarterly cost of sales has dropped seven percentage points due to a thirteen-point rise in average margins on capacitance product sales due to improved pricing strategies.

Gross profit as a percentage of product revenue increased to 64.4% for the three months ended March 31, 2006 from 57.1% in the prior year. The gross profit percentage increase is primarily attributable to higher sales volume and improved pricing strategies in the capacitance product line.

Funded Research and Product Development Expenses. Funded research and product development expenses in the New Energy segment decreased by $.845 million, or 80.1%, to $.210 million for the three months ended March 31, 2006 in comparison to the same period in 2005. The decreased costs were attributable to active contracts in 2005 which are not active in 2006. For the three months ended March 31, 2006 MTI Micro had open contracts with DOE and SAFT while in 2005 contracts were with DOE, NYSERDA, NIST (CSMP), ARL and the Marine Corps.

Unfunded Research and Product Development Expense. Unfunded research and product development expenses increased by $.745 million, or 46.4%, to $2.350 million for the three months ended March 31, 2006 in comparison to the same period in 2005. This increase reflects a $.707 million increase in the New Energy segment reflecting increased internal development costs for the development of our micro fuel cell system, development costs in connection with potential commercial products and a $100 thousand non-cash charge for share-based compensation. This increase also includes a $.038 million increase in product development expenses in the Test and Measurement Instrumentation segment including projects related to the development of a glass thickness gage and aviation products design modifications.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $.026 million, or 0.86%, to $3.060 million for the three months ended March 31, 2006 in comparison to the same period in 2005. These increases are primarily the result of the following changes: a $.250 million increase in non-cash stock-based compensation charges reflecting the adoption of SFAS No. 123(R) which requires that the fair value of share-based compensation be expensed; a $.323 million decrease in engineering management costs, due in part, to an increase in costs directly charged to research and product development; a $.175 million increase in consulting and other professional fees for government relations and marketing and business development activities; a $.045 million increase in salaries and related benefits (including $.177 million increase related to government relations and business development offset by $.132 million decrease primarily resulting from the closing of the California operations and the reduction of the government systems organization); a $.050 million decrease in operating costs related to the closing of the CA office and the consolidation of certain administrative functions; a $.031 million decrease in facilities depreciation due to a lease extension; a $.033 million decrease in public relations costs; and a $.007 million decrease in other expenses, net.

Operating Loss. Operating loss for the three months ended March 31, 2006 in comparison to the same period last year increased by $.032 million to $4.601 million, a less than 1% increase.

Gain on Sale of Securities Available for Sale. Results for the three months ended March 31, 2006 included a $1.266 million gain on sale of securities available for sale. There were no such gains for the same period in 2005. During the three months ended March 31, 2006, the Company sold 303,500 shares of Plug Power common stock at an average price of $5.95 per share, with proceeds to the Company of $1.805 million.

Loss on Derivatives. The Company recorded no loss on derivatives during 2006 and recorded a loss of $3.234 million on derivative accounting for the three months ended March 31, 2005. The 2005 result relates to the embedded derivative for the purchase of Plug Power common stock, which was issued as part of the 2004 private placement transaction. The embedded derivative, prior to its exercise, was valued on a quarterly basis using the Black Scholes Option-Pricing model and upon its exercise on June 24, 2005 was valued using the intrinsic value method.

Income Tax (Expense) Benefit The income tax expense rate for the three months ended March 31, 2006 was 17.44% and the income tax benefit rate for the three months ended March 31, 2005 was 15.70%. These tax rates are primarily due to losses generated by operations, changes in the valuation allowance, disproportionate effects of reclassification of gains included in net income and the projected annual effective tax rate adjustments made in 2005.

The valuation allowance at March 31, 2006 was $12.798 million and at December 31, 2005 was $10.923 million. The Company determined that it was more likely than not that the ultimate recognition of certain deferred tax assets would not be realized.

Further, as a result of ownership changes in 1996, the availability of $.109 million of net operating loss carry-forwards to offset future taxable income will be limited pursuant to the Internal Revenue Code of 1986, as amended.

Liquidity and Capital Resources

The Company has incurred significant losses as it continues to fund MTI Micro's DMFC product development and commercialization programs. The Company expects that losses will continue and fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, gains on sales of securities available for sale, the operating results of MTI Instruments and MTI Micro, and the availability, or lack thereof, of equity financing (including the additional investment rights issued in connection with the 2004 private placement and the ability to attract government funding resources) to offset research and development costs. As of March 31, 2006, the Company had an accumulated deficit of $85.149 million. During the three months ended March 31, 2006, the Company's results of operations resulted in a net loss of $3.431 million and used cash in operating activities totaling $3.387 million. This cash use in 2006 was funded primarily by cash and cash equivalents on hand as of December 31, 2005 of $11.230 million. The Company expects to continue to incur losses as it seeks to develop and commercialize Mobion® fuel cell systems and it expects to continue funding its operations from current cash and cash equivalents, the sales of securities available for sale, proceeds, if any, from the exercise of additional investment rights issued in connection with the 2004 private placement or other equity financings and government program funding.

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

As of March 31, 2006, the Company owned 3,389,936 shares of Plug Power common stock. Potential future sales of Plug Power securities will generate taxable income or loss, which is different from book income or loss, due to the tax bases in these assets being significantly different from their book bases. Book and tax bases as of March 31, 2006 are as follows:

		Average	Average
Security	Shares Held	Book Cost Basis	Tax Basis
Plug Power	3,389,936	$1.78	$0.96

Plug Power stock is currently traded on the Nasdaq National Market and is therefore subject to stock market conditions. When acquired, these securities were unregistered. Plug Power securities are considered "restricted securities" as defined in Rule 144 and may not be sold in the future without registration under the Securities Act, unless in compliance with an available exemption there from.

Working capital was $21.089 million at March 31, 2006, a $3.376 million decrease from $24.465 million at December 31, 2005. This decrease is primarily the result of the use of cash in operations and the decrease in the market value of securities available for sale offset by proceeds from the sale of securities.

At March 31, 2006, the Company's order backlog was $1.123 million, compared to $.862 million at December 31, 2005.

Inventory and accounts receivable (from product revenues) turnover ratios and their changes for the three months ended March 31 are as follows:
	2006	2005	Change
Inventory	2.20	1.90	.30
Accounts receivable (from product revenues)	2.10	2.03	.07

The increase in the accounts receivable turnover ratio is primarily the result of the timing of sales during the first quarter of 2006 to the U.S. Air Force, which pays its obligations more quickly than typical commercial accounts.

The increase in the inventory turnover ratio is a result of higher sales volume combined with decrease in average inventory.

Cash flow used by operating activities was $3.387 million for the three months ended March 31, 2006 compared with $3.880 million in 2005. This cash use decrease of $.493 million reflects decreases in cash expenditures of approximately $.243, coupled with balance sheet changes of $.250 million, which reflect the timing of cash payments and receipts.

Capital expenditures were $.262 million during the first three months of 2006, an increase of $.060 million from the prior year. Capital expenditures in 2006 included leasehold improvements, computer equipment, software, and manufacturing and laboratory equipment. Outstanding commitments for capital expenditures as of March 31, 2006 totaled $74 thousand and include commitments for computer equipment and manufacturing and laboratory equipment. The Company expects to finance these expenditures with current cash and cash equivalents, the sale of securities available for sale, equity financing and other sources, as appropriate and to the extent available.

Pursuant to additional investment rights, Fletcher has the right, but not the obligation, to purchase, in a single purchase or multiple purchases, up to an additional $20 million of our common stock at any time prior to December 31, 2006 at a price per share equal to $6.023 (as adjusted from $6.34), which date and price may be extended and adjusted, respectively, in certain circumstances.

During 2006, the Company sold 303,500 shares of Plug Power common stock with proceeds totaling $1.805 million and gains totaling $1.266 million. These proceeds reflect the Company's previously announced strategy to raise additional capital through the sale of Plug Power stock in order to fund its micro fuel cell operations. Taxes on the net gains are expected to be offset by the Company's operating losses. As of March 31, 2006, the Company estimates its remaining net operating loss carry forwards to be approximately $41.669 million.

New Accounting Pronouncements

In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, "Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140," that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if practicable. Subsequent to initial recognition, the Company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. An entity should adopt the Statement as of the beginning of its first fiscal year that begins after September 15, 2006. The Company will adopt SFAS No. 156 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the company's Consolidated Financial Statements.

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140," to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The company will adopt SFAS No. 155 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the company's Consolidated Financial Statements.

In April 2006, the FASB issued FASB Staff Position (FSP) FIN 46(R)-6, "Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R)", that will become effective beginning third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on the Company's Consolidated Financial Statements.

In the first quarter of 2006, the Company adopted SFAS No. 154, "Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3." SFAS No. 154 changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The adoption of this Statement did not affect the Company's Consolidated Financial Statements in the period of adoption. Its effects on future periods will depend on the nature and significance of any future accounting changes subject to this statement.

Beginning January 2006, the company adopted SFAS No. 151, "Inventory Costs-an amendment of ARB No. 43, Chapter 4." SFAS No. 151 requires certain abnormal expenditures to be recognized as expenses in the current period versus being capitalized in inventory. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. The adoption of this statement did not have a material effect on the Company's Consolidated Financial Statements.

Beginning January 2006, the Company adopted SFAS Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, which is an interpretation of SFAS Statement No. 143, Accounting for Asset Retirement Obligations. The interpretation requires a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The adoption of this statement did not have a material effect on the Company's Consolidated Financial Statements.

Beginning January 2006, the Company adopted SFAS No. 153, Exchanges of Non-monetary Assets, an amendment of APB Opinion No. 29. SFAS No. 153 which addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. The adoption of this statement did not affect the Company's Consolidated Financial Statements in the period of adoption. Its effects on future periods will depend on the nature and significance of any future transactions subject to this statement.

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
  risks related to our first field test ready military application Mobion® fuel cell product including technical, customer acceptance and safety;
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
  general market conditions; and
  other factors referred to under the caption "Risk Factors" which are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2005 and Item 1A of this quarterly report.

Readers should not rely on our forward-looking statements. These and other risks are set forth in greater detail in the "Risk Factors" section of our 2005 Form 10-K, which are incorporated herein by reference, and under Part II Other Information, Item 1A: Risk Factors, in this Quarterly Report on Form 10-Q.

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

The Company's issued derivatives consist of rights to purchase shares of the Company's common stock and Plug Power common stock owned by the Company. The fair value of the embedded derivative for the right to purchase Plug Power common stock was recorded in the financial statement line titled "Derivative liability" until its exercise date during June 2005. This derivative, prior to its exercise, was valued on a quarterly basis using the Black Scholes Option-Pricing model and upon its exercise on June 24, 2005 was valued using the intrinsic value method. The Company recognizes changes in fair value through the operating statement line titled "Gain (loss) on derivatives." The Company does not use derivative financial instruments for speculative or trading purposes.

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

(a) Evaluation of Disclosure Controls and Procedures

The Company's management, under the supervision of and with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and other procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, reported and communicated to the Company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure in accordance with Exchange Act Rule 13a-15(e). Based on that evaluation, the Company's management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company's fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

At any point in time, the Company and its subsidiaries may be involved in various lawsuits or other legal proceedings. Such lawsuits could arise from the sale of products or services or from other matters relating to its regular business activities, compliance with various governmental regulations and requirements, or other transactions or circumstances. The Company does not believe there are any such proceedings presently pending that could have a material adverse effect on the Company's financial condition.

Item 1A. Risk Factors

Our 2005 Form 10-K includes a detailed discussion of our risk factors. These factors could cause our actual result to differ materially from those stated in forward-looking statements contained in this document and elsewhere. Pursuant to the instructions to Form 10-Q, the Company has provided below, only those risk factors that are new or that have been materially amended since the time that we filed our 2005 Form 10-K. Accordingly, the information presented below should be read in conjunction with the risk factors and information disclosed in our 2005 Form 10-K.

We have incurred losses and anticipate continued losses. If we do not become profitable and sustain profitability, it will have a material adverse effect on our business plans, prospects, results of operations and financial condition: As of March 31, 2006, we had an accumulated deficit of $85.149 million. For the quarter ended March 31, 2006, our net loss was $3.431 million, which includes a net gain of $1.266 million from sales of securities available for sale and an operating loss of $4.601 million. We expect to continue incurring net losses from operations until we can produce sufficient revenues to cover costs. In order to achieve profitability, we must successfully achieve all or some combination of the following:

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

Our resources available to fund operations may fluctuate as the value of Plug Power's share price fluctuates. Such price fluctuations could result in our requiring additional funding sooner than anticipated: A primary asset of the Company is the shares of Plug Power common stock it owns. As of March 31, 2006, the Company owned 3,389,936 shares of common stock in Plug Power, which is a publicly traded company. The market price of the Plug Power common stock may fluctuate due to market conditions and other conditions over which the Company has no control. Fluctuations in the market price of Plug Power's common stock may result in a reduction of resources available to fund operations which could result in our requiring additional funding sooner than anticipated.

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

Mechanical Technology Incorporated
May 10, 2006 (Date)	/s/Steven N. Fischer Steven N. Fischer Chief Executive Officer

May 10, 2006 (Date)	/s/Cynthia A. Scheuer Cynthia A. Scheuer Vice President, Chief Financial Officer and Secretary