Form 10-Q
period 2006-06-30
MECHANICAL TECHNOLOGY INC
filed 2006-08-09
CIK 64463

====================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities

Exchange Act of 1934

For the quarterly period ended June 30, 2006

or

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

Large accelerated filer Accelerated filer X Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2006
Common Stock, $.01 Par Value	31,526,435 Shares

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2006 and December 31, 2005 (Unaudited)

(Dollars in thousands)

	June 30,	Dec. 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$ 9,920	$ 11,230
Securities available for sale	13,029	18,947
Accounts receivable	1,565	998
Other receivables - related parties	-	3
Inventories, net	956	1,058
Prepaid expenses and other current assets	740	451
Total Current Assets	26,210	32,687

Property, plant and equipment, net	2,420	2,495
Deferred income taxes	4,082	6,085
Total Assets	$ 32,712	$ 41,267
Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable	$ 425	$ 375
Accrued liabilities	2,429	1,672
Accrued liabilities - related parties	-	2
Income taxes payable	110	65
Deferred income taxes	4,082	6,108
Total Current Liabilities	7,046	8,222
Long-Term Liabilities:	______	_____
Total Liabilities	7,046	8,222
Commitments and Contingencies
Minority interests	175	129
Shareholders' Equity
Common stock, par value $.01 per share, authorized 75,000,000;
39,567,171 issued in 2006 and 38,965,937 issued in 2005	396	390
Paid-in-capital	123,984	122,095
Accumulated deficit	(88,371)	(81,718)
Accumulated Other Comprehensive Income:
Unrealized gain on securities available for sale, net of tax	3,236	5,983

Restricted stock grants - unearned compensation	-	(80)
Common stock in treasury, at cost, 8,040,736 shares in 2006 and 2005	(13,754)	(13,754)
Total Shareholders' Equity	25,491	32,916
Total Liabilities and Shareholders' Equity	$ 32,712	$ 41,267

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005

Product revenue	$ 1,700	$1,285	$3,213	$2,688
Funded research and development revenue	93	380	138	704
Total revenue	1,793	1,665	3,351	3,392
Operating costs and expenses:
Cost of product revenue	726	517	1,265	1,119
Research and product development expenses:
Funded research and product development	130	1,057	340	2,112
Unfunded research and product development	3,122	1,856	5,472	3,461
Total research and product development expenses	3,252	2,913	5,812	5,573
Selling, general and administrative expenses	2,776	2,508	5,836	5,542
Operating loss	(4,961)	(4,273)	(9,562)	(8,842)
Loss on derivatives	-	(7,173)	-	(10,407)
Gain on sale of securities available for sale	2,544	9,635	3,810	9,635
Other income, net	67	109	138	209
Loss before income taxes and minority interests	(2,350)	(1,702)	(5,614)	(9,405)
Income tax (expense) benefit	(1,044)	(1,472)	(1,613)	(263)
Minority interests in losses of consolidated subsidiary	172	381	574	821
Net loss	$ (3,222)	$ (2,793)	$ (6,653)	$ (8,847)
Loss per Share (Basic and Diluted):
Loss per share	$ (0.10)	$ (0.09)	$ (0.21)	$ (0.29)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

AND COMPREHENSIVE LOSS (Unaudited)

(Dollars in thousands)
	Six months ended
	June 30,	June 30,
	2006	2005
Common Stock
Balance, beginning	$ 390	38,651
Change in par value to $.01 from $1 per share effective June 28, 2005	-	(38,407)
Issuance of shares - options	5	78
Issuance of shares - restricted stock	1	-
Issuance of shares - private placement	-	66
Balance, ending	$ 396	$ 388
Paid-In Capital
Balance, beginning	$ 122,095	$ 82,769
Change in par value to $.01 from $1 per share effective June 28, 2005	-	38,407
Issuance of shares - options	905	109
MTI MicroFuel Cell investment	(619)	(11)
Private placement, net of expenses	-	(112)
Share-based compensation	1,683	104
Stock option exercises recognized differently for financial reporting and tax purposes	-	39
Elimination of unearned compensation due to change in accounting principle	(80)	-
Balance, ending	$ 123,984	$ 121,305
Accumulated Deficit
Balance, beginning	$ (81,718)	$ (66,624)
Net loss	(6,653)	(8,847)
Balance, ending	$ (88,371)	$ (75,471)
Accumulated Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Securities Available for Sale, Net of Taxes
Balance, beginning	$ 5,983	$14,542
Less reclassification adjustment for gains included in net income (net of taxes of $1,566 in 2006 and $1,997 in 2005)	(1,464)	(4,679)
Change in unrealized gain on securities available for sale (net of taxes of $0 in 2006 and $1,096 in 2005)	(1,283)	1,684
Balance, ending	$ 3,236	$ 11,547
Restricted Stock Grants - Unearned Compensation
Balance, beginning	$ (80)	$ -
Elimination of unearned compensation due to change in accounting principle	80	-
Balance, ending	$ -	$ -
Treasury Stock
Balance, beginning	$ (13,754)	$ (13,754)
Balance, ending	$ (13,754)	$ (13,754)
Total Shareholders' Equity
Balance, ending	$ 25,491	$ 44,015
Total Comprehensive (Loss) Income:
Net loss	$ (6,653)	$ (8,847)
Other comprehensive loss (income):
Less reclassification adjustment for gains included in net income, net of taxes	(1,464)	(4,679)
Change in unrealized gain on securities available for sale, net of taxes	(1,283)	1,684
Total comprehensive loss	$ (9,400)	$ (11,842)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six months ended
	June 30, 2006	June 30, 2005
Operating Activities
Net loss	$ (6,653)	$ (8,847)
Adjustments to reconcile net loss to net cash used by operations:
Loss on derivatives	-	10,407
Minority interests in losses of consolidated subsidiary	(574)	(821)
Depreciation and amortization	565	619
Gain on sale of securities available for sale	(3,810)	(9,635)
Allowance for bad debts	(1)	-
Loss on disposal of fixed assets	21	4
Deferred income taxes	1,543	212
Stock based compensation	1,683	104
Changes in operating assets and liabilities:
Accounts receivable	(566)	520
Other receivables - related parties	3	3
Inventories	102	44
Prepaid expenses and other current assets	(289)	(185)
Accounts payable	52	570
Income taxes payable	45	(11)
Accrued liabilities - related parties	(2)	18
Accrued liabilities	757	(680)
Net cash used by operating activities	(7,124)	(7,678)
Investing Activities
Purchases of property, plant and equipment	(513)	(452)
Proceeds from sale of property plant equipment	2	-
Proceeds from sale of securities available for sale	5,415	1,301
Net cash provided by investing activities	4,904	849
Financing Activities
Costs of private placement	-	(45)
Proceeds from stock option exercises	910	187
Net cash provided by financing activities	910	142
Decrease in cash and cash equivalents	(1,310)	(6,687)
Cash and cash equivalents - beginning of period	11,230	22,545
Cash and cash equivalents - end of period	$ 9,920	$ 15,858

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2005 has been derived from the Company's December 31, 2005 audited consolidated financial statements but does not include all disclosures required by accounting principles generally accepted in the United States of America. All other information has been derived from the Company's unaudited condensed consolidated financial statements for the periods as of and ended June 30, 2006 and 2005.

Liquidity

The Company has incurred significant losses as it continues to fund its subsidiary MTI MicroFuel Cells Inc.'s ("MTI Micro") Direct Methanol Fuel Cell ("DMFC") product development and commercialization programs. The Company expects that losses will continue and fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, sales of securities available for sale, the operating results of MTI Instruments, Inc. ("MTI Instruments") and MTI Micro, and the availability, or lack thereof, of equity financing including the additional investment rights issued in connection with the 2004 private placement and the ability to attract government funding resources to fund research and development costs. The Company anticipates to continue to incur losses as it seeks to develop and commercialize its Mobion® fuel cell systems and it expects to continue funding its operations from current cash and cash equivalents, the sales of securities available for sale, proceeds, if any, from the exercise of additional investment rights issued in connection with the 2004 private placement or other equity financings and government program funding. The Company may also seek to provide additional resources through an equity offering. Additional government revenues and Fletcher International, Ltd.'s ("Fletcher") potential exercise of additional investment rights totaling up to an additional $20 million could also provide additional resources; although with an exercise price of $6.023 per share it is unlikely that Fletcher will exercise its right unless our stock price increases. The Company anticipates that it will have to raise additional equity capital to fund its long-term business plan, regardless of whether Fletcher exercises any or all of its additional investment rights.

Pursuant to additional investment rights, Fletcher has the right, but not the obligation, to purchase, in a single purchase or multiple purchases, up to an additional $20 million of our common stock at any time prior to December 31, 2006 at a price per share equal to $6.023 (as adjusted from $6.34), which date and price may be extended and adjusted, respectively, in certain circumstances.

During the six months ended June 30, 2006, the Company sold 903,500 shares of Plug Power Inc.'s ("Plug Power") common stock with proceeds totaling $5.415 million and gains totaling $3.810 million. These proceeds reflect the Company's previously announced strategy to raise additional capital through the sale of Plug Power stock in order to fund MTI Micro's operations.

At June 30, 2006, the Company had cash, cash equivalents and securities available for sale in the amount of $22.949 million and working capital of $19.164 million. The failure to raise the funds necessary to finance our future cash requirements could adversely affect the Company's ability to pursue its strategy and could negatively affect the Company's operations in future periods. Management believes it will have adequate resources to fund operations and capital expenditures for at least the next twelve months based on current cash and cash equivalents, current cash flow requirements and revenue projections and the potential sale of securities available for sale at current market values.

2. Significant Accounting Policies

Changes in significant accounting policies since December 31, 2005 are as follows:

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Net (Loss) Income per Common Share

The Company reports net (loss) income per basic and diluted common share in accordance with Statement of Financial Accounting Standards ("SFAS") No. 128, Earnings Per Share, which establishes standards for computing and presenting (loss) income per share. Basic earnings per common share are computed by dividing net (loss) income by the weighted average number of common shares outstanding during the reporting period. Diluted (loss) income per share reflects the potential dilution, if any, computed by dividing net income by the combination of dilutive common share equivalents, comprised of shares issuable under outstanding investment rights, warrants and the Company's share-based compensation plans, and the weighted average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money stock options, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a stock option, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of windfall benefits that would be recorded in additional paid-in capital, if any, when the stock option is exercised are assumed to be used to repurchase shares in the current period.

Share-Based Payments

The Company has three stock-based employee compensation plans and its majority-owned subsidiary, MTI Micro, has one stock-based employee compensation plan, which are described more fully in Note 15, Stock Based Compensation, in the consolidated financial statements for the year ended December 31, 2005 and in the Company's 2006 Proxy Statement for the Company's 2006 Equity Incentive Plan.

In December 2004, the Financial Accounting Standards Board (FASB) revised SFAS No. 123 (FAS 123R), Share-Based Payment, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. On April 14, 2005, the U.S. Securities and Exchange Commission adopted a rule amending the effective dates for FAS 123R. In accordance with this rule, the accounting provisions of FAS 123R have been adopted by the Company as of January 1, 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (SAB 107) to assist preparers by simplifying some of the implementation challenges of SFAS 123R. In particular, SAB 107 provides supplemental implementation guidance on FAS 123R, including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation cost, income tax effects, disclosures in Management's Discussion and Analysis and several other issues. The Company has applied the principles of SAB 107 in conjunction with the adoption of FAS 123R.

Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period. The Company has awards with performance conditions but has no awards with market conditions. The Company adopted the provisions of FAS 123R on January 1, 2006, the first day of the Company's fiscal year, using the modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under FASB Statement No. 123, Accounting for Stock-Based Compensation (FAS 123).

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123R. The alternative transition method includes a simplified method to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R.

Prior to the adoption of FAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations as permitted under SFAS No. 123, Accounting for Stock-Based Compensation, (FAS 123). Under the intrinsic value method, stock-based compensation was recognized primarily due to changes in option terms because the exercise price of the Company's and MTI Micro's common stock options granted to employees and directors usually equaled the fair market value of the underlying stock at the date of grant.

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

The Company records deferred tax assets for awards that result in deductions on the Company's income tax returns unless the Company cannot recognize the deduction (i.e. the Company is in a net operating loss ("NOL") position), based on the amount of compensation cost recognized and the Company's statutory tax rate. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company's income tax return are recorded in Additional Paid-In Capital (if the tax deduction exceeds the deferred tax asset) or in the Consolidated Statement of Earnings (if the deferred tax asset exceeds the tax deduction and no additional paid-in capital exists from previous awards). No tax benefit or expense has been recorded during the three and six months ended June 30, 2006 since the Company is in a NOL position.

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

Commercial Research and Prototype Agreement Income

The Company applies the guidance in SEC Accounting Bulletin ("SAB") No. 104, Revenue Recognition, in the evaluation of commercially funded fuel cell research and prototype agreements in order to determine when to properly recognize income. Payments received in connection with commercial research and prototype agreements are deferred and recognized on a straight-line basis over the term of the agreement for service-related payments, and for milestone and prototype delivery payments, if and when achieved, revenue is deferred and recognized on a straight-line basis over the remaining term of the agreement. Under this policy, when revenue qualifies for recognition it will be recorded in the Consolidated Statements of Operations in the line "Funded research and development revenue." The costs associated with research and prototype-producing activities are expensed as incurred. Expenses in an amount equal to revenues recognized are reclassified from "Unfunded research and product development" to "Funded research and product development" in the Consolidated Statements of Operations.

Reclassifications

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

The reclassifications impact our Condensed Consolidated Statements of Cash Flows in the following way:

  Stock based compensation now includes both stock based compensation and the minority interest portion of stock based compensation.

The June 30, 2005 Condensed Consolidated Statement of Total Comprehensive Loss was revised to include the adjustment for gains included in net income, net of taxes. Such amounts had been properly included previously in the 2005 Statement of Accumulated Other Comprehensive Income.

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Accounts Receivable and Allowance for Doubtful Accounts

Receivables consist of the following at:

	June 30,	Dec. 31,
(Dollars in thousands)	2006	2005
U.S. and State Government:
Amount billed	$ 219	$ 373
Amount billable	111	98
Retainage	35	35
Total U.S. and State Government	365	506
Commercial	1,200	492
Sub Total	1,565	998
Allowance for bad debts	-	-
Total	$ 1,565	$ 998

The balances billed but not paid by customers pursuant to retainage provisions in contracts are due upon completion of the contracts and acceptance by the customer. Based upon the Company's experience, most retainage amounts are expected to be collected within the ensuing year.

4. Inventories

Inventories, net consist of the following at:
	June 30,	Dec. 31,
(Dollars in thousands)	2006	2005
Finished goods	$ 267	$ 351
Work-in-process	154	92
Raw materials, net	535	615
	$ 956	$1,058

5. Securities Available for Sale

Securities available for sale are classified as current assets and accumulated net unrealized gains (losses) are charged to other comprehensive income (loss).

The principal components of the Company's securities available for sale consist of the following at:

(Dollars in thousands, except stock price and share data)
				Quoted
				Market
	Book	Unrealized	Recorded	Price Per
Security	Basis	Gain	Fair Value	NASDAQ	Ownership	Shares
June 30, 2006
Plug Power	$ 4,957	$ 8,072	$ 13,029	$ 4.67	3.24%	2,789,936
December 31, 2005
Plug Power	$ 6,562	$ 12,385	$ 18,947	$ 5.13	4.31%	3,693,436

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The book basis roll forward of Plug Power securities is as follows:

Plug Power - Current
(Dollars in thousands)	June 30,	Dec. 31,
	2006	2005
Securities available for sale, beginning of period	$ 6,562	$ 5,141
Sale of shares	(1,605)	(178)
Transfer 900,209 shares from restricted on June 30, 2005	-	1,599
Securities book basis	4,957	6,562
Unrealized gain on securities available for sale	8,072	12,385
Securities available for sale, end of period	$ 13,029	$18,947

Plug Power - Restricted
(Dollars in thousands)	June 30,	Dec. 31,
	2006	2005
Securities available for sale, beginning of period	$ -	$ 4,797
Sale of shares	-	(3,198)
Transfer 900,209 shares to current on June 30, 2005	-	(1,599)
Securities book basis	-	-
Unrealized gain on securities available for sale	-	-
Securities available for sale - restricted, end of period	$ -	$ -

Accumulated unrealized gains related to securities available for sale are as follows:
	June 30,	Dec. 31,
(Dollars in thousands)	2006	2005
Accumulated unrealized gains	$ 8,072	$12,385
Accumulated deferred tax expense on unrealized gains	(4,836)	(6,402)
Accumulated net unrealized gains	$ 3,236	$ 5,983

6. Income Taxes

The Company's effective income tax (expense) benefit rate from operations differed from the Federal statutory rate as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Federal statutory tax rate	34.00%	34.00%	34.00%	34.00%
State taxes, net of federal tax effect	5.89	4.99	5.18	5.64
Change in valuation allowance	(40.00)	(243.01)	(39.59)	(43.98)
Disproportionate tax effect of reclassification adjustment
for gains included in net income (loss)	(44.26)	-	(27.90)	-
Adjustment for projected annual effective tax rate	-	117.69	-	1.59
Other expense, net	(0.06)	(0.16)	(0.42)	(0.05)
Tax rate	(44.43)%	(86.49)%	(28.73)%	(2.80)%

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Income tax (expense) benefit consists of the following:

	Three months ended		Six months ended
(Dollars in thousands)	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Operations before minority interest
Federal	$ -	$ -	$ -	$ -
State	(4)	(26)	(70)	(51)
Deferred	(1,040)	(1,446)	(1,543)	(212)
Total	$ (1,044)	$ 1,472	$ (1,613)	$ (263)
Income tax benefit (expense) allocated directly to shareholders' equity:
Change in unrealized (gain) loss on securities available for sale:
Deferred tax benefit (expense)	$ -	$ -	$ -	$ -
Tax effect of reclassification adjustment for gains included in net income (loss)	1,040	3,093	1,566	1,997
Expenses for employee stock options recognized differently for financial reporting/tax purposes-Federal tax benefit	-	37	-	39
	$ 1,040	$ 3,130	$ 1,566	$ 2,036

The valuation allowance at June 30, 2006 and December 31, 2005 was $14.881 million and $10.923 million, respectively and represents a full valuation allowance. The valuation allowance reflects the estimate that it is more likely than not that the net deferred tax assets in excess of deferred tax liabilities may not be realized.

7. Shareholders' Equity

Common Shares

Changes in common shares issued are as follows:
	Six Months Ended	Year Ended
	June 30,	Dec. 31,
	2006	2005
Balance, beginning	38,965,937	38,650,949
Issuance of shares for stock option exercises	525,154	148,575
Issuance of shares for restricted stock grant	76,080	50,000
Issuance of shares for stock grant	-	50,000
Issuance of shares for private placement A	-	66,413
Balance, ending	39,567,171	38,965,937
A Shares totaling 66,413 were issued on April 20, 2005 as a result of a registration penalty.

Treasury Stock

Changes in treasury stock shares are as follows:

	Six Months Ended	Year Ended
	June 30,	Dec. 31,
	2006	2005
Balance, beginning	8,040,736	8,040,736
Balance, ending	8,040,736	8,040,736

Warrants Issued

On February 5, 2004, the Company issued to Chicago Investment Group, L.L.C. a warrant to purchase 28,377 shares of the Company's common stock at an exercise price of $10.572 per share. The estimated fair value of this warrant at the date issued was $1.39 per share, using a Black-Scholes option-pricing model and assumptions similar to those used for valuing the Company's stock options. The warrant could not be exercised until February 5, 2005 and expired unexercised on February 5, 2006.

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reservation of Shares

The Company has reserved common shares for future issuance as of June 30, 2006 as follows:
Stock options outstanding	5,911,867
Stock options available for issuance	1,898,015
Additional Investment Rights as required by the amended private placement agreement	4,150,756
Number of common shares reserved	11,960,638

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

8. Loss per Share

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations:
(Dollars in thousands, except shares)	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Numerator
Net loss	$ (3,222)	$ (2,793)	$ (6,653)	$ (8,847)
Denominator:
Basic EPS:
Common shares outstanding, beginning of period	30,925,201	30,610,213	30,925,201	30,610,213
Weighted average common shares issued during the period	521,729	72,898	272,779	36,651
Less: Non-vested restricted stock	(52,418)	-	(51,215)	-
Denominator for basic earnings per common share -
Weighted average common shares	31,394,512	30,683,111	31,146,765	30,646,864
Diluted EPS:
Common shares outstanding, beginning of period	30,925,201	30,610,213	30,925,201	30,610,213
Weighted average common shares issued during the period	521,729	72,898	272,779	36,651
Less: Non-vested restricted stock due to anti-dilutive effect (net loss)	(52,418)	-	(51,215)	-
Denominator for diluted earnings per common share -
Weighted average common shares	31,394,512	30,683,111	31,146,765	30,646,864

For the three and six months ended June 30, 2006, options to purchase 5,911,867 shares of the Company's common stock at prices ranging from $0.54 to $20.92 per share, additional investment rights to purchase approximately 3,320,604 shares ($20,000,000 divided by $6.023 per share) of common stock with an exercise price of $6.023 per share and options to purchase 44,668 shares of MTI Micro common stock at prices from $2.39 to $4.66 per share were outstanding but were not included in the computation of earnings per share-assuming dilution because the Company incurred a net loss during this period and inclusion would be anti-dilutive. Investment rights issued to Fletcher expire on December 31, 2006, subject to extension in certain instances.

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For the three and six months ending June 30, 2005, options to purchase 3,837,250 shares of the Company's common stock at prices ranging from $0.54 to $20.92 per share, additional investment rights to purchase approximately 3,320,604 shares ($20,000,000 divided by $6.023 per share) of common stock with an exercise price of $6.023 per share, warrants to purchase 28,377 shares of common stock with an exercise price of $10.572 per share, and options to purchase 3,070,065 shares of MTI Micro common stock at prices from $2.39 to $4.66 per share were outstanding but were not included in the computation of earnings per share-assuming dilution because the Company incurred a net loss during this period and inclusion would be anti-dilutive. Warrants for the purchase of 28,377 shares expired unexercised on February 5, 2006 and investment rights issued to Fletcher expire on December 31, 2006, subject to extension in certain instances.

9. Gain on Sale of Securities Available for Sale

The Company sold shares of the following securities and recognized gains and proceeds as follows:
	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands, except shares)	2006	2005	2006	2005
Plug Power
Shares sold	600,000	1,799,791	903,500	1,799,791
Proceeds	$ 3,610	$ 1,301	$ 5,415	$ 1,301
Gain on sales	$ 2,544	$ 9,635	$ 3,810	$ 9,635

10. Cash Flows - Supplemental Information
	Six months ended
	June 30,	June 30,
(Dollars in thousands)	2006	2005
Non-cash Operating, Investing and Financing Activities:
Additional paid-in-capital resulting from stock option exercises treated differently for financial reporting and tax purposes	$ -	$ 39
Change in investment and paid-in-capital resulting from other investors' activity in MTI Micro stock	(619)	(11)

11. Segment Information

The Company operates in two business segments, New Energy and Test and Measurement Instrumentation. The New Energy segment is focused on commercializing DMFCs. The Test and Measurement Instrumentation segment designs, manufactures, markets and services high performance test and measurement instruments and systems, wafer characterization tools for the semiconductor industry, and computer-based balancing systems for aircraft engines. The Company's principal operations are located in North America.

The accounting policies of the New Energy and Test and Measurement Instrumentation segments are the same as those described in the summary of significant accounting policies (See Note 1). The Company evaluates performance based on profit or loss from operations before income taxes, accounting changes, other items management does not deem related to reportable segment performance, and interest income and expense. Inter-segment sales and expenses are not significant.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate-related items and items such as income taxes or unusual items, which are not allocated to reportable segments. The "Reconciling Items" column includes minority interests in a consolidated subsidiary. In addition, segments' noncash items include any depreciation and amortization in reported profit or loss. The New Energy segment figures include the Company's micro fuel cell operations, equity securities of Plug Power, gains on the sale of these securities and (losses) gains related to the embedded derivative for the purchase of Plug Power common stock.

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)	Test and	Condensed
Measurement	Reconciling	Consolidated
New Energy	Instrumentation	Other	Items	Totals
Three months ended June 30, 2006
Product revenue	$ -	$ 1,700	$ -	$ -	$ 1,700
Funded research and development revenue	93	-	-	-	93
Research and product development expenses	2,880	372	-	-	3,252
Selling, general and administrative expenses	909	604	1,263	-	2,776
Gain on sale of securities available for sale	2,544	-	-	-	2,544
Segment loss from operations before income taxes and minority interests	(2,021)	(80)	(249)	-	(2,350)
Segment (loss) profit	(2,021)	(80)	(1,293)	172	(3,222)
Total assets	16,881	1,842	13,989	-	32,712
Securities available for sale	13,029	-	-	-	13,029
Capital expenditures	198	27	26	-	251
Depreciation and amortization	149	23	112	-	284

Three months ended June 30, 2005
Product revenue	$ -	$1,285	$ -	$ -	$ 1,285
Funded research and development revenue	380	-	-	-	380
Research and product development expenses	2,606	307	-	-	2,913
Selling, general and administrative expenses	669	566	1,273	-	2,508
Loss on derivatives	(7,173)	-	-	-	(7,173)
Gain on sale of securities available for sale	9,635	-	-	-	9,635
Segment loss from operations before income taxes and minority interests	(1,085)	(207)	(410)	-	(1,702)
Segment (loss) profit	(1,085)	(207)	(1,882)	381	(2,793)
Total assets	32,024	1,842	22,452	-	56,318
Securities available for sale	25,985	-	-	-	25,985
Capital expenditures	218	15	17	-	250
Depreciation and amortization	143	17	156	-	316

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)		Test and			Condensed
		Measurement		Reconciling	Consolidated
	New Energy	Instrumentation	Other	Items	Totals
Six months ended June 30, 2006
Product revenue	$ -	$ 3,213	$ -	$ -	$ 3,213
Funded research and development revenue	138	-	-	-	138
Research and product development expenses	5,133	679	-	-	5,812
Selling, general and administrative expenses	1,996	1,140	2,700	-	5,836
Gain on sale of securities available for sale	3,810	-	-	-	3,810
Segment loss from operations before income taxes and minority interests	(4,781)	(28)	(805)	-	(5,614)
Segment (loss) profit	(4,781)	(28)	(2,418)	574	(6,653)
Total assets	16,881	1,842	13,989	-	32,712
Securities available for sale	13,029	-	-	-	13,029
Capital expenditures	422	54	37	-	513
Depreciation and amortization	289	45	231	-	565

Six months ended June 30, 2005
Product revenue	$ -	$2,688	$ -	$ -	$2,688
Funded research and development revenue	704	-	-	-	704
Research and product development expenses	4,997	576	-	-	5,573
Selling, general and administrative expenses	2,044	1,045	2,453	-	5,542
Loss on derivatives	(10,407)	-	-	-	(10,407)
Gain on sale of securities available for sale	9,635	-	-	-	9,635
Segment loss from operations before income taxes and minority interests	(8,421)	(256)	(728)	-	(9,405)
Segment (loss) profit	(8,421)	(256)	(991)	821	(8,847)
Total assets	32,024	1,842	22,452	-	56,318
Securities available for sale	25,985	-	-	-	25,985
Capital expenditures	352	37	63	-	452
Depreciation and amortization	281	32	306	-	619

The following table presents the details of "Other" segment profit:
	Three months ended		Six months ended
(Dollars in thousands)	June 30,	June 30,	June 30,	June 30,
	2006	2005	2006	2005
Corporate and other (expenses) income:
Depreciation and amortization	$ (112)	$ (156)	$ (231)	$ (306)
Interest income	104	65	205	119
Income tax (expense) benefit	(1,044)	(1,472)	(1,613)	(263)
Other expense, net	(241)	(319)	(779)	(541)
Total corporate and other (expenses) income	$ (1,293)	$ (1,882)	$ (2,418)	$ (991)

12. Related Party Transactions

The Company purchases materials from E.I. du Pont de Nemours and Company ("DuPont"), a shareholder in MTI Micro. Such purchases totaled $2 and $87 thousand for the six months ended June 30, 2006 and 2005, respectively. The Company has a liability to DuPont for materials purchases totaling $0 and $2 thousand, respectively as of June 30, 2006 and December 31, 2005. These liabilities are included in the financial statement line "Accrued liabilities - related parties."

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13. Effect of Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006; therefore, we will be required to adopt this Interpretation in the first quarter of 2007. We are currently evaluating FIN 48 and have not yet determined the impact, if any, the adoption of this Interpretation will have on the Company's Consolidated Financial Statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140, that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if practicable. Subsequent to initial recognition, the Company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. An entity should adopt the Statement as of the beginning of its first fiscal year that begins after September 15, 2006. The Company will adopt SFAS No. 156 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the Company's Consolidated Financial Statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company will adopt SFAS No. 155 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the Company's Consolidated Financial Statements.

In April 2006, the FASB issued FASB Staff Position ("FSP") FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R), that will become effective beginning third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on the Company's Consolidated Financial Statements.

In the first quarter of 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The adoption of this Statement did not affect the Company's Consolidated Financial Statements in the period of adoption. Its effects on future periods will depend on the nature and significance of any future accounting changes subject to this statement.

Beginning January 2006, the Company adopted SFAS No. 151, Inventory Costs-an amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires certain abnormal expenditures to be recognized as expenses in the current period versus being capitalized in inventory. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. The adoption of this statement did not have a material effect on the Company's Consolidated Financial Statements.

Beginning January 2006, the Company adopted FASB FIN. 47, Accounting for Conditional Asset Retirement Obligations, which is an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. The interpretation requires a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The adoption of this statement did not have a material effect on the Company's Consolidated Financial Statements.

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

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14. Commitments and Contingencies

Lawrence

On September 9, 1998, Barbara Lawrence, the Lawrence Group, Inc. ("Lawrence"), and certain other Lawrence-related entities ("Plaintiffs") initially filed suit in the Bankruptcy Court and the United States District Court for the Northern District of New York which were subsequently consolidated in the District Court, against First Albany Corporation ("FAC"), Mechanical Technology Incorporated, Dale Church, Edward Dohring Beno Sternlicht, Alan Goldberg and George McNamee (five former Directors of the Company), Marty Mastroianni (former President and Chief Operating Officer of the

Company), and 33 other individuals ("Defendants") who purchased a total of 820,909 (2,462,727 shares post split) shares of the Company's common stock from the Plaintiffs. The case concerns the Defendants' 1997 purchase of Mechanical Technology Incorporated shares from the Plaintiffs at the price of $2.25 per share ($0.75 per share post split). FAC acted as Placement Agent for the Defendants in the negotiation and sale of the shares and in proceedings before the Bankruptcy Court for the Northern District of New York, which approved the sale in September 1997.

Plaintiffs claim that the Defendants failed to disclose material inside information concerning Plug Power, LLC (now known as Plug Power, Inc.) to the Plaintiffs and therefore the $2.25 per share ($0.75 per share post split) purchase price was unfair. Plaintiffs are seeking damages of $5 million plus punitive damages and costs. In April 1999, Defendants filed a motion to dismiss the amended complaint, which was denied by the Bankruptcy Court. On appeal in October 2000, Plaintiffs' cause of action was dismissed by the United States District Court for the Northern District of New York. In November 2000, Plaintiffs filed an appeal of that dismissal with the United States Court of Appeals for the Second Circuit. In June 2002, the Second Circuit Court of Appeals reversed the District Court decision and remanded the case for further consideration of the Plaintiff's claims as motions to modify the Bankruptcy Court sale order. The Plaintiff's claims have now been referred back to Bankruptcy Court for such consideration. In September 2003, the Bankruptcy Court issued an order permitting Plaintiffs to conduct limited discovery concerning how FAC formed an opinion about the Company's stock up until the date the Stock Purchase Agreement was executed. Discovery has commenced.

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

Future minimum rental payments required under non-cancelable operating leases are (dollars in thousands): $165 remaining in 2006; $328 in 2007, $324 in 2008, and $292 in 2009.

Warranties

Below is a reconciliation of changes in product warranty liabilities as follows:
	Six months ended	Year ended
	June 30,	Dec. 31,
(Dollars in thousands)	2006	2005
Balance, January 1	$ 20	$ 38
Accruals for warranties issued	10	30
Accruals related to pre-existing warranties (including changes in estimates)	-	(31)
Settlements made (in cash or in kind)	(4)	(17)
Balance, end of period	$ 26	$ 20

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Licenses

The Company licenses, on a non-exclusive basis, certain DMFC technology from Los Alamos National Laboratory ("LANL"). Under this agreement, the Company was required to pay future minimum annual license fees of $250 thousand yearly through 2019; however the agreement was modified on May 17, 2006 to lower future minimum and annual license fees as follows:
License Year	Original Agreement	Amended Agreement
2006	$250,000	$20,000 A
2007	$250,000	$25,000
2008	$250,000	$35,000
2009	$250,000	$45,000
2010	$250,000	$50,000
2011	$250,000	$65,000
2012	$250,000	$85,000
2013	$250,000	$100,000
2014-2019	$250,000	$100,000

$10,000 was paid upon execution of License Modification No. 2 with the remaining $10,000 due on September 1, 2006.

Effective, July 6, 2005, MTI Micro entered into an exclusive field-of-use patent license agreement with LANL. Under this agreement, MTI Micro paid a non-refundable License Issue Fee of $30 thousand upon execution of such agreement.

Under both LANL licenses, license payments made in any year can be applied against royalties due and total annual fees in any year shall not exceed $1 million. Also under both LANL licenses, once products are being sold, royalties will be based on 3%, up from 2%, of the first $50 million of net sales, 2%, up from 1%, on net sales in excess of $50 million but less than $100 million and 1%, up from 0.5%, on net sales in excess of $100 million. Any royalties due shall not exceed 2% of net sales.

Under the New York State Energy Research and Development Authority ("NYSERDA") contract, MTI Micro agreed to pay NYSERDA a royalty of 1.5% of the sales price of any product sold incorporating IP developed pursuant to the NYSERDA contract if the product is manufactured by a New York State manufacturer. This royalty increases to 5% if the manufacturer is not deemed to be a New York State manufacturer. In any event, the royalty is subject to a cap equal to two times the total contract funds paid by NYSERDA to MTI Micro as reduced to reflect any New York State jobs created by MTI Micro.

Employment Agreements

The Company has employment agreements with certain employees that provide severance payments, certain other payments, accelerated vesting and exercise extension periods of certain options upon termination of employment under certain circumstances, as defined in the applicable agreements. As of June 30, 2006, the Company's potential minimum obligation to these employees was approximately $1.183 million.

Contract Losses

During 2004, MTI Micro entered into a fixed price-cost type completion contract with the U.S. Army. The contract, which totaled $250 thousand, permitted monthly cost progress payments and called for the delivery of five DMFC power system units. These prototypes required substantial engineering to meet the performance requirements of the customer and at June 30, 2005, MTI Micro had accrued $169 thousand for the then anticipated cost needed to complete the contract. The contract was completed on November 25, 2005. As of June 30, 2006, no amounts are accrued for anticipated losses to complete open contracts.

15. Stock Based Compensation

Incentive Awards

Stock-based incentive awards are provided to employees and directors under the terms of the Company's 2006 Equity Incentive Plan ("2006 Plan"), the 1999 Employee Stock Incentive Plan ("1999 Plan") and the 1996 Stock Incentive Plan ("1996 Plan") (the "Plans"). Awards under the Plans have generally included at-the-money options and restricted stock grants.

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MTI Micro also issued awards under the MTI MicroFuel Cells Inc. 2001 Employee, Director and Consultant Stock Option Plan (Amended and Restated as of September 23, 2004) ("2001 MTI Micro Plan"). During 2005, MTI Micro ceased making grants under the 2001 MTI Micro Plan and determined that it would make no new option awards under this Plan in the future.

Stock-based compensation expense for the three and six months ended June 30, 2006 was generated from stock options and restricted stock grants. Stock options are awards which allow holders to purchase shares of the Company's common stock at a fixed price. Stock options issued to employees generally vest 25% per year beginning one year after grant. Options issued to members of the MTI Board generally vest upon grant and MTI Micro options issued to members of the MTI Micro Board generally vest 50% per year beginning one year after grant. Certain options granted may be exercisable immediately, begin vesting immediately, vest on other than a four year schedule or vest based on performance criteria. Restricted stock awards generally vest one year after the date of grant; however, certain awards may vest immediately or vest upon attainment of specific performance criteria. Option exercise prices are generally equal to but are not less than 85 percent of the closing market value price of the Company's common stock on the date of grant, or for MTI Micro options based on fair values as determined by the MTI Micro Board. Unexercised options generally terminate ten years after date of grant, or for options issued under the 2006 Plan, seven years after date of grant.

Prior to January 1, 2006, the Company had elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations, in accounting for employee stock-based compensation and to provide the disclosures required under SFAS No. 123, Accounting for Stock Based Compensation. APB Opinion No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Company, namely, broad-based employee option grants where the exercise price is equal to or not less than 85 percent of the market value at the date of grant. However, APB Opinion No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. In contrast, SFAS No. 123 requires recognition of compensation expense for grants of stock, stock options, and other equity instruments, over the vesting periods of such grants, based on the estimated grant-date fair values of those grants. Under the intrinsic-value-based method, compensation cost is the excess, if any, of the market value of the stock at grant over the amount an employee must pay to acquire the stock.

Compensation expense related to the intrinsic value of performance-based, unrestricted and restricted stock awards was recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations for each of the following periods:
(Dollars in thousands)	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
Stock options	53	104
Total stock-based compensation expense	$ 53	$ 104

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

The Company estimates the fair value of stock options using a Black-Scholes valuation model, consistent with the provisions of FAS 123R and SAB 107. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company's stock, the risk-free rate and the Company's dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The fair value of each stock option grant was estimated at the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used for options granted:

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2006	2006
Option term (years)*	4.13	4.5
Volatility**	75.09%	76.67%
Risk-free interest rate (zero coupon U.S. treasury note)	5.02%	5.00%
Dividend yield	0%	0%
Weighted-average fair value per option granted	$ 2.55	$ 2.48

* The Option term is the number of years that the Company estimates, based upon history, those options will be outstanding prior to exercise or forfeiture.

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

As share-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 9.5% (annualized) in the first half of fiscal 2006 based on historical experience. In the Company's pro forma information required under FAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. The cumulative effect for the change in forfeitures was immaterial to be presented separately.

Total share-based compensation expense, related to all of the Company's share-based awards, recognized for the three and six months ended June 30, 2006 was comprised as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Unfunded research and product development	$ 258	$ 353
Selling, general and administrative	1,024	1,330
Share-based compensation expense before taxes	1,282	1,683
Related income tax benefits A	-	-
Share-based compensation expense, net of taxes	$ 1,282	$ 1,683
Impact on basic and diluted EPS	$ (0.04)	$ (0.05)
A- Income tax effect is zero due to the Company being in an NOL position.

Total unrecognized compensation costs related to non-vested awards as of June 30, 2006 is $3.103 million and is expected to be recognized over a weighted-average vesting period of approximately 1.58 years.

As of January 1, 2006, the adoption of FAS 123R resulted in the elimination of unearned compensation related to restricted stock (contra equity account) against additional paid in capital totaling approximately $80 thousand.

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Presented below is a summary of the Company's stock option plans' activity for the six months ended June 30, 2006:
	Options Outstanding
		Weighted Average
	Number	Exercise Price
	Outstanding	Per Share
Shares under option, beginning	5,041,242	$ 3.76
Granted	1,532,250	4.08
Exercised	(525,154)	1.73
Canceled/Forfeited	(126,575)	4.65
Expired	(9,896)	5.20
Shares under option, ending	5,911,867	4.00
Options exercisable, ending	4,270,433	4.07
Remaining shares available for granting of options	1,898,015

The following table summarizes information for options outstanding and exercisable at June 30, 2006:
Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
Exercise		Remaining	Average		Average
Price		Contractual	Exercise		Exercise
Range	Number	Life	Price	Number	Price
$ 0.54 - $ 0.77	132,296	1.0	$ 0.65	132,296	$ 0.65
$ 0.98 - $ 1.34	366,250	2.4	$ 1.28	366,250	$ 1.28
$ 1.65 - $ 2.04	455,887	4.0	$ 1.86	436,730	$ 1.85
$ 2.49 - $ 3.68	2,263,517	7.7	$ 3.07	1,435,074	$ 2.96
$ 3.74 - $ 4.83	1,648,667	6.5	$ 4.25	887,833	$ 4.19
$ 6.01 - $ 6.40	774,750	5.2	$ 6.17	741,750	$ 6.17
$ 9.25 - $ 12.97	210,500	3.9	$10.64	210,500	$10.64
$ 20.92	60,000	3.8	$20.92	60,000	$20.92
	5,911,867	6.1	$ 4.00	4,270,433	$ 4.07

The aggregate intrinsic value (i.e. the difference between the market price at exercise and the price paid by the option holder to exercise the option) for the Company's outstanding and exercisable options as of June 30, 2006 is $956 thousand and $947 thousand, respectively. The aggregate intrinsic value is based on the Company's closing stock price of $2.47 as of June 30, 2006, and would have been the net amount received by the option holders had all in-the-money options been exercised on that date.

The number and weighted average fair value of unvested restricted stock for the period ended June 30, 2006 is as follows:
		Weighted
	Number	Average Fair Value
Unvested restricted stock, beginning	50,000	$ 2.49
Granted	76,080	4.05
Vested	(71,080)	4.05
Canceled	-	-
Unvested restricted stock, ending	55,000	$ 2.63

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Presented below is a summary of the 2001 MTI Micro stock option plans activity for the six months ended June 30, 2006:
	Options Outstanding
		Weighted
		Average
	Number	Exercise Price
	Outstanding	Per Share
Shares under option, beginning	78,461	$3.22
Granted	-	-
Exercised	-	-
Canceled	(33,793)	2.52
Shares under option, ending	44,668	3.75
Options exercisable	17,502	3.77
Outstanding Options				Options Exercisable
		Weighted	Weighted		Weighted
Exercise		Average	Average		Average
Price		Remaining	Exercise		Exercise
Range	Number	Contractual Life	Price	Number	Price
$ 2.39 - $2.55	14,000	7.95	$ 2.45	5,375	$ 2.49
$ 2.76 - $3.80	4,501	7.17	$ 3.03	2,542	$ 3.12
$ 4.06 - $4.66	26,167	8.07	$ 4.57	9,585	$ 4.66
	44,668	7.94	$ 3.75	17,502	$ 3.77

The aggregate intrinsic value for MTI Micro outstanding and exercisable options as of June 30, 2006 is $3 thousand and $1 thousand, respectively. The aggregate intrinsic value is based on MTI Micro's estimated fair value of $2.66 as of June 30, 2006, and would have been the net amount received by the option holders had all in-the-money options been exercised on that date.

Exercises of Employee Stock Options

The total intrinsic value of options exercised during the three and six months ended June 30, 2006 was $785 thousand and $1.164 million, respectively. The total cash received from employees as a result of stock option exercises for the three and six months ended June 30, 2006 was approximately $643 thousand and $910 thousand, respectively. In connection with these exercises, there was no tax benefit or expense realized by the Company for the three and six months ended June 30, 2006.

The Company settles employee stock option exercises with newly issued shares of Company common stock.

Pro Forma Information under FAS 123 for Periods Prior to Fiscal 2006

Prior to adopting the provisions of FAS 123R, the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to APB Opinion No. 25 and provided the required pro forma disclosures of FAS 123. Because the Company generally established the exercise price based on the fair market value of the Company's stock at the date of grant, the stock options generally had no intrinsic value upon grant, and therefore estimated expense was recorded primarily for grant modifications prior to adopting FAS 123R. Each accounting period, the Company reported the potential dilutive impact of stock options in its diluted earnings per common share using the treasury-stock method. Out-of-the-money stock options (i.e., the average stock price during the period was below the strike price of the stock option) were not included in diluted earnings per common share as their effect was anti-dilutive.

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For purposes of pro forma disclosures under FAS 123 for the three and six months ended June 30, 2005, the estimated fair value of the stock options was assumed to be amortized to expense over the stock options' vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income and earnings per common share for the three and six months ended June 30, 2005 were as follows:

(Dollars in thousands, except per share data)	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2005	2005
Net loss, as reported	$ (2,793)	$ (8,847)
Add: Total stock-based employee compensation expense
already recorded in financial statements, net of related tax effects	53	104
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards, net of
related tax effects	(925)	(1,461)
Pro forma net loss	$ (3,665)	$ (10,204)

Loss per share:
Basic and diluted - as reported	$ (0.09)	$ (0.29)
Basic and diluted - pro forma	$ (0.12)	$ (0.33)

.

The pro forma effects of estimated share-based compensation expense on net income and earnings per common share for the three and six months ended June 30, 2005 were estimated at the date of grant using a Black-Scholes option-pricing model based on the following assumptions (annualized percentages):

	Three Months Ended	Six Months Ended
	June 30, 2005	June 30, 2005

Volatility	80.80%	80.80%
Risk-free interest rate	3.78%	3.79%
Dividend yield	0.00%	0.00%
Expected life (years)	5.0	5.0

The Black-Scholes weighted average estimated fair value of stock options granted during the six months ended June 30, 2005 was $2.397 per share.

16. Issuance of Stock by Subsidiary

MTI Micro was formed on March 26, 2001 and as of June 30, 2006 the Company owns approximately 91.5% of MTI Micro's outstanding common stock.

On May 27, 2006, MTI Micro issued 50,158 shares of its common stock at a price of $2.32 to the Company as compensation for the minority shareholder benefit in connection with the Company issuing Company options to MTI Micro employees; between April 11 and April 18, 2006, MTI Micro issued 1,662,400 shares of its common stock at a price of $2.50 per share to the Company in connection with the transfer of $4.156 million worth of Plug Power common stock to MTI Micro; and on March 31, 2006, MTI Micro issued 1,400,000 shares of its common stock at a price of $2.50 per share to the Company in connection with the conversion of its $3.5 million loan receivable to equity.

The decrease in the Company's paid-in-capital of $(619) thousand in 2006 represents the changes in the Company's equity investment in MTI Micro, which resulted from the anti-dilutive impact of the Company's investments in MTI Micro stock and the equity impact of share-based compensation accounting.

17. Subsequent Events

On August 7, 2006, the Company entered into entered into a Third Amendment to lease certain premises at 431 New Karner Road, Albany, NY with Kingfisher, LLC. This amendment extends the lease term through December 31, 2006 and changes the rent per square foot.

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

In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in Item 1A "Risk Factors" and elsewhere in this Quarterly Report.

Overview

Mechanical Technology Incorporated ("MTI" or the "Company"), a New York corporation, was incorporated in 1961. MTI operates in two segments, the New Energy segment which is conducted through MTI MicroFuel Cells Inc. ("MTI Micro"), a majority-owned subsidiary, and the Test and Measurement Instrumentation segment, which is conducted through MTI Instruments, Inc. ("MTI Instruments"), a wholly owned subsidiary.

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

Several key indicators of our liquidity are summarized in the following table:
(Dollars in thousands)	Six months ended June 30,
	2006	2005
Unrestricted cash, cash equivalents and marketable securities	$ 22,949	$ 41,843
Working capital	19,164	33,058
Net loss	(6,653)	(8,847)
Net cash used in operating activities	(7,124)	(7,678)
Purchase of property, plant and equipment	(513)	(452)

From inception through June 30, 2006, the Company has incurred net losses of $88.371 million and expects to incur losses as it continues micro fuel cell product development and commercialization programs. The Company expects that losses will continue and fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, sales of securities available for sale and the operating results of MTI Instruments and MTI Micro.

Critical Accounting Policies and Significant Judgments and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 1 to the Company's 2005 annual consolidated financial statements includes a summary of the Company's most significant accounting policies. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, inventories, securities available for sale, income taxes, share-based compensation and derivatives. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management discussed our critical accounting estimates with the Audit Committee of the Company's Board of Directors.

Share-Based Payments. We grant options to purchase our common stock and award restricted stock to our employees and directors under our stock option plans. The benefits provided under these plans are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 (FAS 123R), Share-Based Payment, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin ("SAB") 107, Share-Based Payments. Effective January 1, 2006, we use the fair value method to apply the provisions of FAS 123R with the modified prospective application which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Under the modified prospective application, prior periods are not revised for comparative purposes. Share-based compensation expense recognized under FAS 123R for the six months ended June 30, 2006 was $1.683 million. At June 30, 2006, total unrecognized estimated compensation expense related to non-vested awards granted prior to that date was $3.103 million, which is expected to be recognized over a weighted average period of 1.58 years.

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

If factors change and we employ different assumptions in the application of FAS 123R in future periods, the compensation expense that we record under FAS 123R may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation under FAS 123R. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes model, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, early termination or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that is significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently no market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with FAS 123R and SAB 107 using a qualified option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

Estimates of share-based compensation expenses are significant to our financial statements, but these expenses are based on the aforementioned option valuation model and will never result in the payment of cash by us.

The guidance in FAS 123R and SAB 107 is still relatively new, and best practices are not well established. The application of these principles may be subject to further interpretation and refinement over time. There are significant differences among valuation models, and there is a possibility that we will adopt different valuation models in the future. This may result in a lack of consistency in future periods and materially affect the fair value estimate of share-based payments. It may also result in a lack of comparability with other companies that use different models, methods and assumptions.

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

For purposes of estimating the fair value of stock options granted during the three and six months ended June 30, 2006 using the Black-Scholes model, we used the historical volatility of our stock for the expected volatility assumption input to the Black-Scholes model, consistent with the guidance in FAS 123R and SAB 107.

The risk-free interest rate is based on the risk-free zero-coupon rate for a period consistent with the contractual life of the option in effect at the time of grant.

We do not currently pay nor do we anticipate paying dividends but we are required to assume a dividend yield as an input to the Black-Scholes model.

The expected option term is estimated using both historical term measures and projected termination estimates.

Discussion and Analysis of Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2006 Compared to the Three and Six Months Ended June 30, 2005

The following is management's discussion and analysis of certain significant factors which have affected the Company's results of operations for the three and six months ended June 30, 2006 compared to the three and six months ended June 30, 2005.

Product Revenue. Product revenue in the Test and Measurement Instrumentation segment for the three months ended June 30, 2006 increased in comparison to the same period in 2005 by $0.415 million, or 32.3%, to $1.700 million. This increase is the result of capacitance product sales, which have increased 18% since last year ($0.377 million in 2006 versus $0.319 million in 2005). Increases were also recorded totaling $0.249 million in aviation revenue, including a $0.140 million increase in US Air Force sales and a $0.084 million commercial aviation customized test cell, and a $0.087 million increase in semiconductor sales.

Product revenue in the Test and Measurement Instrumentation segment for the six months ended June 30, 2006 increased in comparison to the same period in 2005 by $0.525 million, or 19.5%, to $3.213 million. This increase is the result of capacitance product sales, which have increased 65.2% since last year ($1.031 million in 2006 versus $0.624 million in 2005) primarily due to $0.268 million from a new university customer and increased shipments to a distributor in Singapore. Increases were also recorded in aviation sales, up $0.086 million due to commercial sales, and in semi-conductor sales, up $0.092 million, while other sales were down $0.060 million.

Information regarding government contracts included in product revenue is as follows:
(Dollars in thousands, except contract values)					Total Contract
		Revenues	Revenues	Revenues	Orders
		Six Months	Six Months	Contract	Received
		Ended	Ended	to Date	to Date
Contract	Expiration	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2006
$8.8 million Air Force Retrofit
and Maintenance of PBS 4100's	06/20/2008	$ 500	$ 778	$ 5,710	$ 5,718

Funded Research and Development Revenue. Funded research and development revenue in the New Energy segment for the three months ended June 30, 2006 decreased in comparison to the same period in 2005 by $0.287 million to $0.093 million, a 75.5% decrease. The decrease in revenue is primarily the result of suspension of existing Department of Energy (DOE) funding for 2006 and the completion of other programs which were active in 2005 including NYSERDA, Marine Corps. and the NIST (CSMP) subcontract, partially offset by revenue recognized from the Samsung Alliance Agreement totaling $0.090 million.

Funded research and development revenue in the New Energy segment for the six months ended June 30, 2006 decreased in comparison to the same period in 2005 by $0.566 million to $0.138 million, an 80.4% decrease. The decrease in revenue is primarily the result of suspension of existing Department of Energy (DOE) funding for 2006 and the completion of other programs which were active in 2005 including NYSERDA, Marine Corps and the NIST (CSMP) subcontract, partially offset by revenue recognized from the Samsung Alliance Agreement totaling $0.090 million.

Information regarding contracts included in funded research and development revenue is as follows:
(Dollars in thousands, except contract values)			Revenues		Revenues		Revenues
			Six	Percentage	Six	Percentage	Contract
	Contract		Months	of	Months	of	to Date
Contract	Type	Expiration(5)	June 30, 2006	2006 Total	June 30, 2005	2005 Total	June 30, 2006
$1.0 million Samsung(6)	C	07/31/07	$ 90	65.5%	$ -	-	$ 90
$3.0 million DOE	B	07/31/07	$ 48	34.5%	$ 370	52.5%	$ 1,156
$470 thousand SAFT(1)	A	09/30/06	$ -	-	$ -	-	$ -
$1.250 million NYSERDA(2)	B	06/30/06	$ -	-	$ 236	33.5	$ 1,135
$249.8 thousand Army	A	09/30/05	$ -	-	$ -	-	$ 250
$69.9 thousand Marine Corps.	A	03/31/05	$ -	-	$ 29	4.1	$ 70
$210 thousand NIST (3)	A	06/30/05	$ -	-	$ 69	9.9	$ 210
$150 thousand Harris(4)	A	06/25/04	$ -	-	$ -	-	$ 150
Total funded research and
development revenue			$ 138	100.0%	$ 704	100.0%	$ 3,061

(1) This is a subcontract with SAFT America Inc. (SAFT) under the U.S. Army CECOM contract.

(2) Total contract value is $1.250 million consisting of four Phases: Phase I for $500 thousand was from March 12, 2002 through September 30, 2003; Phase II for $200 thousand was from October 28, 2003 through October 31, 2004; Phase III for $348 thousand was from August 23, 2004 through August 31, 2005; and Phase IV for $202 thousand which commenced on December 14, 2004 and expired on June 30, 2006. Phases I, II and III have been completed. Retainage will be billed upon acceptance of final report incorporating all completed phases of the contract.

(3) This is a subcontract with CSMP under NIST and includes the original contract for $200 thousand and a contract amendment for $10 thousand.

(4) This contract includes the original contract for $200 thousand, an amendment for $50 thousand and a 2005 amendment reducing the contract by $100 thousand.

(5) Dates represent expiration of contract, not date of final billing.

(6) This contract includes one up-front payment of $750 thousand and two milestone payments totaling $250 thousand for the delivery of acceptable prototypes.

Contract Type A - Fixed Price Contract.

Contract Type B - Cost Shared Contract.

Contract Type C - Research and Prototype Contract.

Cost of Product Revenue. Cost of product revenue in the Test and Measurement Instrumentation segment for the three months ended June 30, 2006 increased in comparison to the same period in 2005 by $0.209 million, or 40.4%, to $0.726 million. As a percentage of sales, the quarterly cost of sales has increased three percentage points due to the inventory obsolescence reserve related to product maturation in the fiber-optic, laser and capacitance lines.

Gross profit as a percentage of product revenue decreased to 57.3% for the three months ended June 30, 2006 from 59.8% in the prior year. The gross profit percentage decrease is primarily attributable to a $0.060 million increase to the inventory obsolescence reserve related to product maturation in the fiber-optic, laser and capacitance lines.

Cost of product revenue in the Test and Measurement Instrumentation segment for the six months ended June 30, 2006 increased in comparison to the same period in 2005 by $0.146 million, or 13.1%, to $1.265 million. As a percentage of sales, the quarterly cost of sales has dropped two percentage points due to a nine-point rise in average margins on capacitance product sales due to higher sales volume and improved pricing strategies.

Gross profit as a percentage of product revenue increased to 60.6% for the six months ended June 30, 2006 from 58.4% in the prior year. The gross profit percentage increase is primarily attributable to higher sales volume and improved pricing strategies in the capacitance product line.

Funded Research and Product Development Expenses. Funded research and product development expenses in the New Energy segment decreased by $0.927 million, or 87.7%, to $0.130 million for the three months ended June 30 2006 in comparison to the same period in 2005. The decreased costs were attributable to active contracts in 2005 which are not active in 2006. For the three months ended June 30, 2006 MTI Micro had open contracts with Samsung, DOE and SAFT while in 2005 contracts were with DOE, NYSERDA, NIST (CSMP), ARL and the Marine Corps.

New Energy segment expenses decreased by $1.772 million, or 83.9%, to $0.340 million for the six months ended June 30 2006 in comparison to the same period in 2005. The decreased costs were attributable to active contracts in 2005 which are not active in 2006. For the six months ended June 30, 2006 MTI Micro had open contracts with Samsung, DOE and SAFT while in 2005 contracts were with DOE, NYSERDA, NIST (CSMP), ARL and the Marine Corps.

Unfunded Research and Product Development Expense. Unfunded research and product development expenses increased by $1.266 million, or 68.2%, to $3.122 million for the three months ended June 30, 2006 in comparison to the same period in 2005. This increase reflects a $1.201 million increase in the New Energy segment related to increased internal development costs for the development of our micro fuel cell system and development costs in connection with potential commercial products, including a $0.256 million non-cash charge for share-based compensation reflecting the adoption of SFAS No. 123R, which requires that the fair value of share-based compensation be expensed. This increase also includes a $0.065 million increase in product development expenses in the Test and Measurement Instrumentation segment, including $0.033 million in development related to a redesigned calibrator, the improved PBS-4100 and the newly released industrial balancing software; and $0.032 million increase in engineering labor and benefit costs associated with increased staffing.

Unfunded research and product development expenses increased by $2.011 million, or 58.1%, to $5.472 million for the six months ended June 30, 2006 in comparison to the same period in 2005. This increase reflects a $1.908 million increase in the New Energy segment related to increased internal development costs for the development of our micro fuel cell system and development costs in connection with potential commercial products, including a $0.349 million non-cash charge for share-based compensation reflecting the adoption of SFAS No. 123R, which requires that the fair value of share-based compensation be expensed. This increase also includes a $0.103 million increase in product development expenses in the Test and Measurement Instrumentation segment including projects related to the development of a glass thickness gage, aviation products design modifications, the improved PBS-4100 and the newly released industrial balancing software.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.268 million, or 10.7%, to $2.776 million for the three months ended June 30, 2006 in comparison to the same period in 2005. This increase is primarily the result of the following changes: a $0.971 million increase in non-cash stock-based compensation charges reflecting the adoption of SFAS No. 123R, which requires that the fair value of share-based compensation be expensed; a $0.481 million decrease in salaries and engineering management costs, due in part, to an increase in costs directly charged to research and product development and the elimination of the Government Systems group at the end of the second quarter of 2005; a $0.240 million decrease in LANL license fees due to the amendment of the license agreement, which resulted in reduced minimum annual license payments; and a $0.018 million increase in other expenses, net.

Selling, general and administrative expenses increased by $0.294 million, or 5.3%, to $5.836 million for the six months ended June 30, 2006 in comparison to the same period in 2005. This increase is primarily the result of the following changes: a $1.226 million increase in non-cash stock-based compensation charges reflecting the adoption of SFAS No. 123R, which requires that the fair value of share-based compensation be expensed; a $0.766 million decrease in salaries and engineering management costs, due in part, to an increase in costs directly charged to research and product development and the elimination of the Government Systems group at the end of the second quarter of 2005; a $0.240 million decrease in LANL license fees due to the amendment of the license agreement, which resulted in reduced minimum annual license payments; a $0.049 million increase in advertising and branding costs at MTI Instruments; and a $0.025 million increase in other expenses, net.

Operating Loss. Operating loss for the three months ended June 30, 2006 in comparison to the same period last year increased by $0.688 million to $4.961 million, a 16.1% increase.

Operating loss for the six months ended June 30, 2006 in comparison to the same period last year increased by $0.720 million to $9.562 million, a 5.54% increase.

Gain on Sale of Securities Available for Sale. Results for the three months ended June 30, 2006 included a $2.544 million gain on sale of securities available for sale compared to a $9.635 million gain for the same period in 2005. During the three months ended June 30, 2006, the Company sold 600,000 shares of Plug Power common stock at an average price of $6.02 per share, with gross proceeds to the Company of $3.610 million.

Results for the six months ended June 30, 2006 included a $3.810 million gain on sale of securities available for sale compared to a $9.635 million gain for the same period in 2005. During the six months ended June 30, 2006, the Company sold 903,500 shares of Plug Power common stock at an average price of $6.02 per share, with gross proceeds to the Company of $5.415 million.

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

Loss on Derivatives. The Company recorded no loss on derivatives during 2006 and recorded a loss of $7.173 million on derivative accounting for the three months ended June 30, 2005. The 2005 result relates to the embedded derivative for the purchase of Plug Power common stock, which was issued as part of the 2004 private placement transaction. The embedded derivative, prior to its exercise, was valued on a quarterly basis using the Black-Scholes option-pricing model and upon its exercise on June 24, 2005 was valued using the intrinsic value method.

The Company recorded no loss on derivatives during 2006 and recorded a loss of $10.407 million on derivative accounting for the six months ended June 30, 2005. The 2005 result relates to the embedded derivative for the purchase of Plug Power common stock, which was issued as part of the 2004 private placement transaction. The embedded derivative, prior to its exercise, was valued on a quarterly basis using the Black Scholes Option-Pricing model and upon its exercise on June 24, 2005 was valued using the intrinsic value method.

Income Tax (Expense) Benefit The income tax rate for the three months ended June 30, 2006 was (44.43)% and the income tax rate for the three months ended June 30, 2005 was (86.49)%. These tax rates are primarily due to losses generated by operations, changes in the valuation allowance, disproportionate effects of reclassification of gains included in net income and the projected annual effective tax rate adjustments made in 2005.

The income tax rate for the six months ended June 30, 2006 was (30.53)% and the income tax rate for the six months ended June 30, 2005 was (2.80)%. These tax rates are primarily due to losses generated by operations, changes in the valuation allowance, disproportionate effects of reclassification of gains included in net income and the projected annual effective tax rate adjustments made in 2005.

The valuation allowance at June 30, 2006 was $14.881 million and at December 31, 2005 was $10.923 million. The Company determined that it was more likely than not that the ultimate recognition of certain deferred tax assets would not be realized.

Further, as a result of ownership changes in 1996, the availability of $0.109 million of net operating loss carry-forwards to offset future taxable income will be limited pursuant to the Internal Revenue Code of 1986, as amended.

Liquidity and Capital Resources

The Company has incurred significant losses as it continues to fund MTI Micro's DMFC product development and commercialization programs. The Company expects that losses will continue and fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, gains on sales of securities available for sale, the operating results of MTI Instruments and MTI Micro, and the availability, or lack thereof, of equity financing (including the additional investment rights issued in connection with the 2004 private placement and the ability to attract government funding resources) to offset research and development costs. As of June 30, 2006, the Company had an accumulated deficit of $88.371 million. During the six months ended June 30, 2006, the Company's results of operations resulted in a net loss of $6.653 million and used cash in operating activities totaling $7.124 million. This cash use in 2006 was funded primarily by cash and cash equivalents on hand as of December 31, 2005 of $11.230 million. The Company expects to continue to incur losses as it seeks to develop and commercialize Mobion® fuel cell systems and it expects to continue funding its operations from current cash and cash equivalents, the sales of securities available for sale, proceeds, if any, from the exercise of additional investment rights issued in connection with the 2004 private placement or other equity financings and government program funding.

There can be no assurance that the Company will not require additional financing during 2006 or that any additional financing will be available to the Company on terms acceptable to the Company, if at all. Cash used in operations is expected to total approximately $16.0 million for 2006. Further, cash used for capital expenditures is expected to total approximately $1.5 million in 2006 and will consist of purchases for leasehold improvements, furniture, computer equipment, software and manufacturing and laboratory equipment. The Company believes it will have adequate resources to fund operations and capital expenditures through the second quarter of 2007 based on current cash and cash equivalents, current cash flow requirements and revenue projections and the potential sale of securities available for sale at current market values. Proceeds from the sale of securities available for sale are subject to fluctuations in the market value of Plug Power. The Company may also seek to provide additional resources through an equity offering. Additional government revenues and Fletcher's potential exercise of additional investment rights totaling up to an additional $20 million could also provide additional resources, although with an exercise price of $6.023 per share it is unlikely that Fletcher will exercise its right unless our stock price increases. The Company anticipates that it will have to raise additional equity capital to fund its long-term business plan, regardless of whether Fletcher exercises any or all of its additional investment rights.

As of June 30, 2006, the Company owned 2,789,936 shares of Plug Power common stock. Potential future sales of Plug Power securities will generate taxable income or loss, which is different from book income or loss, due to the tax bases in these assets being significantly different from their book bases. Book and tax bases as of June 30, 2006 are as follows:

		Average	Average
Security	Shares Held	Book Cost Basis	Tax Basis
Plug Power	2,789,936	$1.78	$0.96

Plug Power stock is currently traded on the Nasdaq National Market and is therefore subject to stock market conditions. When acquired, these securities were unregistered. Plug Power securities are considered "restricted securities" as defined in Rule 144 and may not be sold in the future without registration under the Securities Act, unless in compliance with an available exemption from it.

Working capital was $19.164 million at June 30, 2006, a $5.301 million decrease from $24.465 million at December 31, 2005. This decrease is primarily the result of the use of cash in operations and the decrease in the market value of securities available for sale, offset by proceeds from the sale of securities and a deferred tax liability change related to securities available on sale.

At June 30, 2006, the Company's order backlog was $0.911 million, compared to $0.862 million at December 31, 2005.

Inventory and accounts receivable (from product revenues) turnover ratios and their changes for the six months ended June 30 are as follows:
	2006	2005	Change
Inventory	2.40	1.80	0.60
Accounts receivable (from product revenues)	4.44	4.11	0.33

The increase in the inventory turnover ratio is a result of higher sales volume combined with decrease in average inventory.

The increase in the accounts receivable turnover year to date is chiefly a result of international sales that either were paid upon order or were secured by a 30-day letter of credit.

Cash flow used by operating activities was $7.124 million for the six months ended June 30, 2006 compared with $7.678 million in 2005. This cash use decrease of $0.554 million reflects decreases in cash expenditures of approximately $0.730 million, coupled with net balance sheet changes cash use of $0.176 million, reflecting the timing of cash payments and receipts.

Capital expenditures were $0.513 million during the six months ended June 30, 2006, an increase of $0.061 million from the prior year. Capital expenditures in 2006 included leasehold improvements, furniture, computer equipment, software, and manufacturing and laboratory equipment. Outstanding commitments for capital expenditures as of June 30, 2006 totaled $0.131 million and include commitments for manufacturing and laboratory equipment. The Company expects to finance these expenditures with current cash and cash equivalents, the sale of securities available for sale, equity financing and other sources, as appropriate and to the extent available.

Pursuant to additional investment rights, Fletcher has the right, but not the obligation, to purchase, in a single purchase or multiple purchases, up to an additional $20 million of our common stock at any time prior to December 31, 2006 at a price per share equal to $6.023 (as adjusted from $6.34), which date and price may be extended and adjusted, respectively, in certain circumstances.

During 2006, the Company sold 903,500 shares of Plug Power common stock with gross proceeds totaling $5.415 million and gains totaling $3.810 million. These proceeds reflect the Company's previously announced strategy to raise additional capital through the sale of Plug Power stock in order to fund its micro fuel cell operations. Taxes on the net gains are expected to be offset by the Company's operating losses. As of June 30, 2006, the Company estimates its remaining net operating loss carry forwards to be approximately $42.573 million.

Contractual Obligations

Contractual obligations as of June 30, 2006, under agreements with non-cancelable terms are as follows:
	Payments Due by Period
(Dollars in thousands)	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Operating leases	$ 1,409	$ 630	$ 648	$ 131	$ -
Purchase obligations	2,283	2,189	94	-
License obligations (A), (B), (C)	1,015	35	80	200	700
Total	$ 4,707	$ 2,854	$ 822	$ 331	$ 700

(A) Once products are sold under the LANL license agreements, royalties will be based on 3% of the first $50 million of net sales, 2% on net sales in excess of $50 million but less than $100 million and 1% on net sales in excess of $100 million. License payments made in any year may be applied against royalties due and total annual fees in any year shall not exceed $1 million. Any royalties due shall not exceed 2% of net sales.

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

New Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FIN 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS No. 109. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Interpretation is effective for fiscal years beginning after December 15, 2006; therefore, we will be required to adopt this Interpretation in the first quarter of 2007. We are currently evaluating FIN 48 and have not yet determined the impact, if any, the adoption of this Interpretation will have on the Company's Consolidated Financial Statements.

In March 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140, that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if practicable. Subsequent to initial recognition, the Company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. An entity should adopt the Statement as of the beginning of its first fiscal year that begins after September 15, 2006. The Company will adopt SFAS No. 156 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the Company's Consolidated Financial Statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140, to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. The company will adopt SFAS No. 155 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the company's Consolidated Financial Statements.

In April 2006, the FASB issued FASB Staff Position ("FSP") FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R), that will become effective beginning third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying Interpretation 46(R) shall be based on an analysis of the design of the variable interest entity. The adoption of this FSP is not expected to have a material effect on the Company's Consolidated Financial Statements.

In the first quarter of 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3. SFAS No. 154 changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The adoption of this Statement did not affect the Company's Consolidated Financial Statements in the period of adoption. Its effects on future periods will depend on the nature and significance of any future accounting changes subject to this statement.

Beginning January 2006, the company adopted SFAS No. 151, Inventory Costs-an amendment of ARB No. 43, Chapter 4. SFAS No. 151 requires certain abnormal expenditures to be recognized as expenses in the current period versus being capitalized in inventory. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. The adoption of this statement did not have a material effect on the Company's Consolidated Financial Statements.

Beginning January 2006, the Company adopted FIN 47, Accounting for Conditional Asset Retirement Obligations, which is an interpretation of SFAS Statement No. 143, Accounting for Asset Retirement Obligations. The interpretation requires a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The adoption of this statement did not have a material effect on the Company's Consolidated Financial Statements.

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
  the potential for early termination of our agreement with Samsung if we cannot supply them with acceptable prototypes;
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

Readers should not rely on our forward-looking statements. These and other risks are set forth in greater detail in the "Risk Factors" section of our 2005 Annual Report on Form 10-K, which are incorporated herein by reference, and under Part II Other Information, Item 1A: Risk Factors, in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign exchange rates or weak economic conditions in foreign markets. Since our sales are currently priced in U.S. dollars and are translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. Interest income is sensitive to changes in the general level of U.S. interest rates, particularly since our investments are in cash equivalents. Based on the nature and current levels of our cash equivalents, however, we have concluded that there is no material market risk exposure.

As a result of holding securities available for sale, the Company is exposed to fluctuations in market value. The Company recognizes changes in market value through the balance sheet, however if an other than temporary market decline were to occur, it could have a material impact on the Company's operating results.

The Company's issued derivatives consist of rights to purchase shares of the Company's common stock and Plug Power common stock owned by the Company. The fair value of the embedded derivative for the right to purchase Plug Power common stock was recorded in the financial statement line titled "Derivative liability" until its exercise date during June 2005. This derivative, prior to its exercise, was valued on a quarterly basis using a Black-Scholes option-pricing model and upon its exercise on June 24, 2005 was valued using the intrinsic value method. The Company recognizes changes in fair value through the operating statement line titled "Gain (loss) on derivatives." The Company does not use derivative financial instruments for speculative or trading purposes.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company's fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 1A. Risk Factors

Our 2005 Annual Report on Form 10-K includes a detailed discussion of our risk factors. In addition, information regarding risk factors appears in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Statement Concerning Forward Looking Statements". These risk factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. Pursuant to the instructions to this Quarterly Report on Form 10-Q, the Company has provided below only those risk factors that are new or that have been materially amended since the time that we filed our 2005 Annual Report on Form 10-K. Accordingly, the information presented below should be read in conjunction with the risk factors and information disclosed in our 2005 Annual Report on Form 10-K.

We have incurred losses and anticipate continued losses. If we do not become profitable and sustain profitability, it will have a material adverse effect on our business plans, prospects, results of operations and financial condition.

As of June 30, 2006, we had an accumulated deficit of $88.371 million. For the six months ended June 30, 2006, our net loss was $6.653 million, which includes a net gain of $3.810 million from sales of securities available for sale and an operating loss of $9.562 million. We expect to continue incurring net losses from operations until we can produce sufficient revenues to cover costs. In order to achieve profitability, we must successfully achieve all or some combination of the following:

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

Our resources available to fund operations may fluctuate as the value of Plug Power's share price fluctuates, and could result in our requiring additional funding sooner than anticipated.

A primary asset of the Company is the shares of Plug Power common stock it owns. As of June 30, 2006, the Company owned 2,789,936 shares of common stock in Plug Power, which is a publicly traded company. The market price of the Plug Power common stock may fluctuate due to market conditions and other conditions over which the Company has no control. Fluctuations in the market price of Plug Power's common stock may result in a reduction of resources available to fund operations which could result in our requiring additional funding sooner than anticipated.

Our alliance agreement with Samsung Electronics Co., Ltd. (Samsung) is subject to early termination if we cannot supply to them acceptable prototypes.

The agreement between MTI Micro and Samsung dated May 16, 2006 contains two prototype delivery dates - October 31, 2006 and April 30, 2007. Both prototype deliveries have explicit technological specifications that have not been accomplished previously by MTI Micro. If MTI Micro experiences delays in its prototype deliveries, or if MTI Micro is unable to produce a prototype to meet these specifications, Samsung has the option to cancel the agreement and MTI Micro would not receive any further payments under this agreement. Termination of MTI Micro's agreement with Samsung would have a material adverse effect on MTI Micro's and the Company's business plans, prospects, results of operations and financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's Annual Meeting of Shareholders ("Annual Meeting") held on May 18, 2006, a total of 21,585,108 shares (approximately 69.7%) of the issued and outstanding shares of the Company's common stock of 30,973,928 were represented by proxy or in person at the meeting. The final report from the Inspectors of Election showed that the Company's shareholders approved the following:

  Election of the following directors for the terms of office noted:
Election of Directors	Term	Number of Votes For	% Cast	Against/ Withheld	Broker Non-Votes
William P. Phelan	3 Yr.	20,788,961	96.3	796,147	-

  The other directors, whose terms of office as directors continued after the Annual Meeting, are: Steven N. Fischer, Peng Lim, Thomas J. Marusak, E. Dennis O'Connor and Dr. Walter L. Robb.

  The 2006 Equity Incentive Plan was approved by a majority of the shareholders represented and entitled to vote.

	Against/		Broker
Number of Votes For	Withheld	Abstentions	Non-Votes
11,931,707	9,247,571	405,830	-

Item 6. Exhibits
Exhibit No.	Description
10.141 (1)	Alliance agreement dated May 16, 2006, between MTI MicroFuel Cells Inc. and Samsung Electronics Co., Ltd.
10.142	Third Amendment to lease dated August 7, 2006 between Kingfisher, LLC and Mechanical Technology Incorporated
31.1	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Steven N. Fischer
31.2	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Cynthia A. Scheuer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Steven N. Fischer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Cynthia A. Scheuer

(1) A confidential treatment request with respect to certain portions has been filed with the Security and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mechanical Technology Incorporated
August 9, 2006 (Date)	/s/Steven N. Fischer Steven N. Fischer Chief Executive Officer

August 9, 2006 (Date)	/s/Cynthia A. Scheuer Cynthia A. Scheuer Vice President, Chief Financial Officer and Secretary