Form 10-Q
period 2006-09-30
MECHANICAL TECHNOLOGY INC
filed 2006-11-09
CIK 64463

====================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities

Exchange Act of 1934

For the quarterly period ended September 30, 2006

or

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

Large accelerated filer Accelerated filer X Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes No X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 3, 2006
Common Stock, $.01 Par Value	31,675,622 Shares

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

INDEX

Part I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements Financial Statements of Mechanical Technology Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets - September 30, 2006 and December 31, 2005 (Unaudited)	3

Condensed Consolidated Statements of Operations - Three and nine months ended September 30, 2006 and 2005 (Unaudited)	4

Condensed Consolidated Statements of Shareholders' Equity and Comprehensive Loss - Nine months ended September 30, 2006 and 2005 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2006 and 2005 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7-24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	25-34

Item 3. Quantitative and Qualitative Disclosures About Market Risk	34

Item 4. Controls and Procedures	34-35

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 1A. Risk Factors	35

Item 6. Exhibits	36

Signatures	37

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2006 and December 31, 2005 (Unaudited)

(Dollars in thousands)

	September 30,	December 31,
	2006	2005
Assets
Current Assets:
Cash and cash equivalents	$ 6,939	$ 11,230
Securities available for sale	11,355	18,947
Accounts receivable	1,109	998
Other receivables - related parties	-	3
Inventories, net	1,213	1,058
Prepaid expenses and other current assets	669	451
Total Current Assets	21,285	32,687

Property, plant and equipment, net	2,489	2,495
Deferred income taxes	3,432	6,085
Total Assets	$ 27,206	$ 41,267
Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable	$ 443	$ 375
Accrued liabilities	2,502	1,672
Accrued liabilities - related parties	-	2
Income taxes payable	88	65
Deferred income taxes	3,432	6,108
Total Current Liabilities	6,465	8,222
Long-Term Liabilities:	_______	_______
Total Liabilities	6,465	8,222
Commitments and Contingencies
Minority interests	122	129
Shareholders' Equity
Common stock, par value $.01 per share, authorized 75,000,000;
39,716,358 issued in 2006 and 38,965,937 issued in 2005	397	390
Paid-in-capital	124,463	122,095
Accumulated deficit	(92,049)	(81,718)
Accumulated Other Comprehensive Income:
Unrealized gain on securities available for sale, net of tax	1,562	5,983

Restricted stock grants - unearned compensation	-	(80)
Common stock in treasury, at cost, 8,040,736 shares in 2006 and 2005	(13,754)	(13,754)
Total Shareholders' Equity	20,619	32,916
Total Liabilities and Shareholders' Equity	$ 27,206	$ 41,267

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005

Product revenue	$ 1,693	$ 1,428	$ 4,906	$ 4,116
Funded research and development revenue	173	792	311	1,496
Total revenue	1,866	2,220	5,217	5,612
Operating costs and expenses:
Cost of product revenue	650	563	1,915	1,682
Research and product development expenses:
Funded research and product development	323	877	663	2,989
Unfunded research and product development	3,234	1,216	8,706	4,677
Total research and product development expenses	3,557	2,093	9,369	7,666
Selling, general and administrative expenses	1,859	2,187	7,695	7,729
Operating loss	(4,200)	(2,623)	(13,762)	(11,465)
Loss on derivatives	-	-	-	(10,407)
Gain on sale of securities available for sale	-	490	3,810	10,125
Other income, net	85	116	223	325
Loss before income taxes and minority interests	(4,115)	(2,017)	(9,729)	(11,422)
Income tax (expense) benefit	69	(145)	(1,544)	(408)
Minority interests in losses of consolidated subsidiary	368	253	942	1,074
Net loss	$ (3,678)	$ (1,909)	$ (10,331)	$ (10,756)
Loss per Share (Basic and Diluted):
Loss per share	$ (0.12)	$ (0.06)	$ (0.33)	$ (0.35)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

AND COMPREHENSIVE LOSS (Unaudited)

(Dollars in thousands)
	Nine months ended
	September 30,	September 30,
	2006	2005
Common Stock
Balance, beginning	$ 390	$ 387
Issuance of shares - options	6	1
Issuance of shares - restricted stock	1	-
Issuance of shares - private placement	-	1
Balance, ending	$ 397	$ 389
Paid-In Capital
Balance, beginning	$ 122,095	$ 121,033
Issuance of shares - options	1,155	251
MTI MicroFuel Cell investment	(936)	155
Private placement, net of expenses	-	(46)
Share-based compensation	2,229	428
Stock option exercises recognized differently for financial reporting and tax purposes	-	81
Elimination of unearned compensation due to change in accounting principle	(80)	-
Balance, ending	$ 124,463	$ 121,902
Accumulated Deficit
Balance, beginning	$ (81,718)	$ (66,624)
Net loss	(10,331)	(10,756)
Balance, ending	$ (92,049)	$ (77,380)
Accumulated Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Securities Available for Sale, Net of Taxes
Balance, beginning	$ 5,983	$ 14,542
Less reclassification adjustment for gains included in net income (net of taxes of $1,566 in
2006 and $3,293 in 2005)	(1,464)	(4,939)
Change in unrealized gain on securities available for sale (net of taxes of $0 in 2006
and $1,019 in 2005)	(2,957)	1,529
Balance, ending	$ 1,562	$ 11,132
Restricted Stock Grants - Unearned Compensation
Balance, beginning	$ (80)	$ -
Elimination of unearned compensation due to change in accounting principle	80	-
Issuance of shares	-	(125)
Grants amortization	-	14
Balance, ending	$ -	$ (111)
Treasury Stock
Balance, beginning	$ (13,754)	$ (13,754)
Balance, ending	$ (13,754)	$ (13,754)
Total Shareholders' Equity
Balance, ending	$ 20,619	$ 42,178
Total Comprehensive (Loss)
Net loss	$ (10,331)	$ (10,756)
Other comprehensive (loss)
Less reclassification adjustment for gains included in net income, net of taxes	(1,464)	(4,939)
Change in unrealized gain on securities available for sale, net of taxes	(2,957)	1,529
Total comprehensive loss	$ (14,752)	$ (14,166)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine months ended
	September 30, 2006	September 30, 2005
Operating Activities
Net loss	$ (10,331)	$ (10,756)
Adjustments to reconcile net loss to net cash used by operations:
Loss on derivatives	-	10,407
Minority interests in losses of consolidated subsidiary	(942)	(1,074)
Depreciation and amortization	837	947
Gain on sale of securities available for sale	(3,810)	(10,125)
Allowance for bad debts	(1)	(58)
Loss on disposal of fixed assets	34	8
Deferred income taxes	1,543	506
Stock based compensation	2,229	491
Changes in operating assets and liabilities:
Accounts receivable	(110)	676
Other receivables - related parties	3	3
Inventories	(155)	119
Prepaid expenses and other current assets	(218)	(99)
Accounts payable	68	164
Income taxes payable	23	(34)
Accrued liabilities - related parties	(2)	4
Accrued liabilities	830	(1,597)
Net cash used by operating activities	(10,002)	(10,418)
Investing Activities
Purchases of property, plant and equipment	(867)	(721)
Proceeds from sale of property plant equipment	2	-
Proceeds from sale of securities available for sale	5,415	1,969
Net cash provided by investing activities	4,550	1,248
Financing Activities
Costs of private placement	-	(45)
Proceeds from stock option exercises	1,161	252
Net cash provided by financing activities	1,161	207
Decrease in cash and cash equivalents	(4,291)	(8,963)
Cash and cash equivalents - beginning of period	11,230	22,545
Cash and cash equivalents - end of period	$ 6,939	$ 13,582

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2005 has been derived from the Company's audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. All other information has been derived from the Company's unaudited condensed consolidated financial statements for the periods as of and ended September 30, 2006 and 2005.

Liquidity

The Company has incurred significant losses as it continues to fund its subsidiary MTI MicroFuel Cells Inc.'s ("MTI Micro") Direct Methanol Fuel Cell ("DMFC") product development and commercialization programs. The Company expects that losses will continue and fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, sales of securities available for sale, the operating results of MTI Instruments, Inc. ("MTI Instruments") and MTI Micro, and the availability, or lack thereof, of equity financing, including the additional investment rights issued in connection with the 2004 private placement, and the ability to attract government funding resources to fund research and development costs. The Company anticipates that it will continue incurring losses as it seeks to develop and commercialize its DMFC systems. It expects to continue funding its operations from current cash and cash equivalents, the sale of securities available for sale, government research program funding and the proceeds, if any, from the exercise of the additional investment rights issued to Fletcher International Ltd. ("Fletcher") in connection with the 2004 private placement. The Company may also seek to obtain additional resources through an equity offering.

Fletcher's additional investment rights give it the opportunity, but not the obligation, to purchase (through single or multiple transactions) up to an additional $20 million of our common stock at a per share price of $6.023 (as adjusted from $6.34). Unless adjusted due to certain circumstances, this investment right shall expire on December 31, 2006. Unless our stock price increases, it is unlikely that Fletcher will exercise these investment rights at their present $6.023 price. Regardless of whether Fletcher exercises any or all of their investment rights, the Company anticipates that it will have to attempt to raise additional equity capital to fund its long-term business plan.

During the nine months ended September 30, 2006, the Company sold 903,500 shares of Plug Power Inc.'s ("Plug Power") common stock with proceeds totaling $5,415 thousand and gains totaling $3,810 thousand. These proceeds reflect the Company's previously announced strategy to raise additional capital through the sale of Plug Power stock in order to fund MTI Micro's operations.

At September 30, 2006, the Company had cash, cash equivalents and securities available for sale in the amount of $18,294 thousand and working capital of $14,820 thousand. The failure to raise the funds necessary to finance our future cash requirements could adversely affect the Company's ability to pursue its strategy and could negatively affect the Company's operations in future periods. Management believes it will have adequate resources to fund operations and capital expenditures through the third quarter of 2007 based on current cash and cash equivalents, current cash flow requirements, revenue projections and the potential sale of securities available for sale at current market values.

2. Significant Accounting Policies

Changes in significant accounting policies since December 31, 2005 are as follows:

Net (Loss) Income per Common Share

The Company reports net (loss) income per basic and diluted common share in accordance with Statement of Financial

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Accounting Standards ("SFAS") No. 128, Earnings Per Share, which establishes standards for computing and presenting (loss) income per share. Basic earnings per common share are computed by dividing net (loss) income by the weighted average number of common shares outstanding during the reporting period. Diluted (loss) income per share reflects the potential dilution, if any, computed by dividing net (loss) income by the combination of dilutive common share equivalents, comprised of shares issuable under outstanding investment rights, warrants and the Company's share-based compensation plans, and the weighted average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money stock options, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a stock option, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of windfall tax benefits that would be recorded in additional paid-in capital, if any, when the stock option is exercised are assumed to be used to repurchase shares in the current period.

Share-Based Payments

The Company has three stock-based employee compensation plans and its majority-owned subsidiary, MTI Micro, has one stock-based employee compensation plan, all of which are described more fully in Note 15, Stock Based Compensation, in the consolidated financial statements for the year ended December 31, 2005 contained in the Company's 2005 Annual Report on Form 10-K, and in the Company's 2006 Proxy Statement for the Company's 2006 Equity Incentive Plan.

In December 2004, the Financial Accounting Standards Board ("FASB") revised SFAS No. 123 ("FAS 123R"), Share-Based Payment, which establishes accounting for share-based awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. During April 2005, the SEC adopted a rule amending the effective dates for FAS 123R. In accordance with this rule, the accounting provisions of FAS 123R have been adopted by the Company as of January 1, 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") to assist filers by simplifying some of the implementation challenges of SFAS 123R. In particular, SAB 107 provides supplemental implementation guidance on FAS 123R, including guidance on valuation methods, classification of compensation expense, inventory capitalization of share-based compensation cost, income tax effects, disclosures in Management's Discussion and Analysis and several other issues. The Company has applied the principles of SAB 107 in conjunction with its adoption of FAS 123R.

Under FAS 123R, share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the employee's requisite service period. The Company has awards with performance conditions, but no awards with market conditions. The Company adopted the provisions of FAS 123R on January 1, 2006, the first day of the Company's fiscal year, using the modified prospective application, which provides for certain changes to the method for valuing share-based compensation. Under the modified prospective application, prior periods are not revised for comparative purposes. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified or cancelled. Estimated compensation expense for awards outstanding at the effective date will be recognized over the remaining service period using the compensation cost calculated for pro forma disclosure purposes under the original FASB Statement No. 123, Accounting for Stock-Based Compensation ("FAS 123").

In November  2005, the FASB issued Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in this FASB Staff Position for calculating the tax effects of share-based compensation pursuant to FAS 123R. This method includes a simplified method to establish the beginning balance of the additional paid-in capital pool related to the tax effects of employee share-based compensation, which is available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R.

Prior to the adoption of FAS 123R, the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations as permitted under FAS 123. Under the intrinsic value method, stock-based compensation was only recognized by the Company due to modifications in option provisions, since the exercise price of the Company's and MTI Micro's common stock options granted to employees and directors usually equaled the fair market value of the underlying stock at the date of grant.

Stock-based compensation represents the cost related to stock-based awards granted to employees and directors. The Company measures stock-based compensation cost at grant date, based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis (net of estimated forfeitures) over the option's requisite service period.

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company estimates the fair value of stock-based awards using a Black-Scholes valuation model. Stock-based compensation expense is recorded in "Selling, general and administrative expenses" and "Unfunded research and product development expenses" in the Consolidated Statements of Operations based on the employees' respective function.

The Company records deferred tax assets for awards that result in deductions on the Company's income tax returns, unless the Company cannot recognize the deduction (i.e. the Company is in a net operating loss ("NOL") position), based on the amount of compensation cost recognized and the Company's statutory tax rate. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company's income tax return are recorded in Additional Paid-In Capital (if the tax deduction exceeds the deferred tax asset) or in the Consolidated Statement of Operations (if the deferred tax asset exceeds the tax deduction and no additional paid-in capital exists from previous awards). No tax benefit or expense for stock-based compensation has been recorded during the three and nine months ended September 30, 2006 since the Company remains in a NOL position.

The Company continues to record the fair market value of stock options and warrants granted to non-employees and non-directors in exchange for services in accordance with Emerging Issues Task Force ("EITF") Issue No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, in the Condensed Consolidated Statements of Operations.

Commercial Research and Prototype Agreement Income

The Company applies the guidance in SAB No. 104, Revenue Recognition, in the evaluation of commercially funded fuel cell research and prototype agreements in order to determine when to properly recognize income. Payments received in connection with commercial research and prototype agreements are deferred and recognized on a straight-line basis over the term of the agreement for service-related payments, and for milestone and prototype delivery payments, if and when achieved, revenue is deferred and recognized on a straight-line basis over the remaining term of the agreement. Under this policy, when revenue qualifies for recognition it will be recorded in the Consolidated Statements of Operations in the line "Funded research and development revenue." The costs associated with research and prototype-producing activities are expensed as incurred. Expenses in an amount equal to revenues recognized are reclassified from "Unfunded research and product development" to "Funded research and product development" in the Consolidated Statements of Operations.

Reclassifications and Revisions

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
  Paid-In Capital Share-based compensation now includes the total share-based compensation charges related to MTI Micro, previously included in Paid-In Capital MTI MicroFuel Cell investment; and the effect of both stock option compensation and restricted stock compensation which had previously been presented as separate items.

The reclassifications impact our Condensed Consolidated Statements of Cash Flows in the following way:

  Stock-based compensation now includes both stock based compensation and the minority interest portion of stock-based compensation.

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Accounts Receivable and Allowance for Doubtful Accounts

Receivables consist of the following at:

	September 30,	December 31,
(Dollars in thousands)	2006	2005
U.S. and State Government:
Amount billed	$ 241	$ 373
Amount billable	188	98
Retainage	-	35
Total U.S. and State Government	429	506
Commercial	680	492
Sub Total	1,109	998
Allowance for bad debts	-	-
Total	$ 1,109	$ 998

The balances billed but not paid by customers pursuant to retainage provisions in contracts are due upon completion of the contracts and acceptance by the customer. Based upon the Company's experience, most retainage amounts are expected to be collected within the ensuing year.

4. Inventories

Inventories, net consist of the following at:
	September 30,	December 31,
(Dollars in thousands)	2006	2005
Finished goods	$ 273	$ 351
Work-in-process	214	92
Raw materials, net	726	615
	$ 1,213	$1,058

5. Securities Available for Sale

Securities available for sale are classified as current assets and accumulated net unrealized gains (losses) are charged to other comprehensive income (loss).

The principal components of the Company's securities available for sale consist of the following at:

(Dollars in thousands, except stock price and share data)
				Quoted
				Market
	Book	Unrealized	Recorded	Price Per
Security	Basis	Gain	Fair Value	NASDAQ	Ownership	Shares
September 30, 2006
Plug Power	$ 4,957	$ 6,398	$ 11,355	$ 4.07	3.22%	2,789,936
December 31, 2005
Plug Power	$ 6,562	$ 12,385	$ 18,947	$ 5.13	4.31%	3,693,436

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The book basis roll forward of Plug Power securities is as follows:

Plug Power - Current
(Dollars in thousands)	September 30,	December 31,
	2006	2005
Securities available for sale, beginning of period	$ 6,562	$ 5,141
Sale of shares	(1,605)	(178)
Transfer 900,209 shares from restricted on June 30, 2005	-	1,599
Securities book basis	4,957	6,562
Unrealized gain on securities available for sale	6,398	12,385
Securities available for sale, end of period	$ 11,355	$ 18,947

Plug Power - Restricted
(Dollars in thousands)	September 30,	December 31,
	2006	2005
Securities available for sale, beginning of period	$ -	$ 4,797
Sale of shares	-	(3,198)
Transfer 900,209 shares to current on June 30, 2005	-	(1,599)
Securities book basis	-	-
Unrealized gain on securities available for sale	-	-
Securities available for sale - restricted, end of period	$ -	$ -

Accumulated unrealized gains related to securities available for sale are as follows:
	September 30,	December 31,
(Dollars in thousands)	2006	2005
Accumulated unrealized gains	$ 6,398	$ 12,385
Accumulated deferred tax expense on unrealized gains	(4,836)	(6,402)
Accumulated net unrealized gains	$ 1,562	$ 5,983

6. Income Taxes

The Company's effective income tax (expense) benefit rate from operations differed from the Federal statutory rate as follows:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Federal statutory tax rate	34.00%	34.00%	34.00%	34.00%
State taxes, net of federal tax effect	7.10	13.04	6.00	6.96
Change in valuation allowance	(36.99)	(52.80)	(38.49)	(45.53)
Disproportionate tax effect of reclassification
adjustment for gains included in net income (loss)	-	-	(16.11)	-
Adjustment for projected annual effective tax rate	-	1.19	-	1.52
Other expense, net	(2.45)	(2.62)	(1.27)	(0.52)
Tax rate	1.66%	(7.19)%	(15.87)%	(3.57)%

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Income tax (expense) benefit consists of the following:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Operations before minority interest
Federal	$ -	$ -	$ -	$ -
State	69	149	(1)	98
Deferred	-	(294)	(1,543)	(506)
Total	$ 69	$ (145)	$ (1,544)	$ (408)
Income tax benefit (expense) allocated directly to shareholders' equity:
Change in unrealized (gain) loss on securities available for sale:
Deferred tax benefit (expense)	$ -	$ 277	$ -	$ 2,273
Tax effect of reclassification adjustment for gains included in net income
(loss)	-	-	1,566	-
Expenses for employee stock options recognized differently for financial
reporting/tax purposes-Federal tax benefit	-	41	-	81
	$ -	$ 318	$ 1,566	$ 2,354

The valuation allowance at September 30, 2006 and December 31, 2005 was $17,072 thousand and $10,923 thousand, respectively, and represents a full valuation allowance. The valuation allowance reflects the estimate that it is more likely than not that the net deferred tax assets in excess of deferred tax liabilities may not be realized.

7. Shareholders' Equity

Common Shares

Changes in common shares issued are as follows:
	Nine Months Ended	Year Ended
	September 30,	December 31,
	2006	2005
Balance, beginning	38,965,937	38,650,949
Issuance of shares for stock option exercises	674,341	148,575
Issuance of shares for restricted stock grant	76,080	50,000
Issuance of shares for stock grant	-	50,000
Issuance of shares for private placement A	-	66,413
Balance, ending	39,716,358	38,965,937
A Shares totaling 66,413 were issued on April 20, 2005 as a result of a registration penalty.

Treasury Stock

Changes in treasury stock shares are as follows:

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2006	2005
Balance, beginning	8,040,736	8,040,736
Balance, ending	8,040,736	8,040,736

Warrants Issued

On February 5, 2004, the Company issued to Chicago Investment Group, L.L.C. a warrant to purchase 28,377 shares of the Company's common stock at an exercise price of $10.572 per share. The estimated fair value of this warrant at the date issued was $1.39 per share, using a Black-Scholes option-pricing model and assumptions similar to those used for valuing the Company's employee shared-based compensation. The warrant could not be exercised until February 5, 2005 and expired unexercised on February 5, 2006.

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reservation of Shares

The Company has reserved common shares for future issuance as of September 30, 2006 as follows:
Stock options outstanding	5,571,628
Stock options available for issuance	2,089,067
Additional investment rights as required by the amended private placement agreement	4,150,756
Number of common shares reserved	11,811,451

8. Loss per Share

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations:
(Dollars in thousands, except shares)	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Numerator
Net loss	$ (3,678)	$ (1,909)	$ (10,331)	$ (10,756)
Denominator:
Basic EPS:
Common shares outstanding, beginning of period	31,526,435	30,754,126	30,925,201	30,610,213
Weighted average common shares issued during the period	61,669	53,123	404,250	90,699
Less: Non-vested restricted stock	(5,000)	(23,370)	(2,491)	(7,875)
Denominator for basic earnings per common share -
Weighted average common shares	31,583,104	30,783,879	31,326,960	30,693,037
Diluted EPS:
Common shares outstanding, beginning of period	31,526,435	30,754,126	30,925,201	30,610,213
Weighted average common shares issued during the period	61,669	53,123	404,250	90,699
Less: Non-vested restricted stock due to anti-dilutive effect (net loss)	(5,000)	(23,370)	(2,491)	(7,875)
Denominator for diluted earnings per common share -
Weighted average common shares	31,583,104	30,783,879	31,326,960	30,693,037

At September 30, 2006, options to purchase 5,571,628 shares of the Company's common stock at prices ranging from $0.54 to $20.92 per share, additional investment rights to purchase approximately 3,320,604 shares ($20 million divided by $6.023 per share) of common stock with an exercise price of $6.023 per share, unvested restricted common shares, and options to purchase 36,668 shares of MTI Micro common stock at prices from $2.39 to $4.66 per share were outstanding but were not included in the computation of earnings per share-assuming dilution because the Company incurred a net loss during this period and their inclusion would be anti-dilutive. Investment rights issued to Fletcher expire on December 31, 2006, subject to extension in certain instances.

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

At September 30, 2005, options to purchase 3,994,925 shares of the Company's common stock at prices ranging from $0.54 to $20.92 per share, additional investment rights to purchase approximately 3,320,604 shares ($20 million divided by $6.023 per share) of common stock with an exercise price of $6.023 per share, 50,000 unvested restricted common shares, warrants to purchase 28,377 shares of common stock with an exercise price of $10.572 per share, and options to purchase 2,572,682 shares of MTI Micro common stock at prices from $2.39 to $4.66 per share were outstanding but were not included in the computation of earnings per share-assuming dilution because the Company incurred a net loss during this period and their inclusion would have been anti-dilutive. Warrants for the purchase of 28,377 shares expired unexercised on February 5, 2006 and investment rights issued to Fletcher expire on December 31, 2006, subject to extension in certain instances.

9. Gain on Sale of Securities Available for Sale

The Company sold shares of the following securities and recognized gains and proceeds as follows:
	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
(Dollars in thousands, except shares)	2006	2005	2006	2005
Plug Power
Shares sold	-	100,000	903,500	1,899,791
Proceeds	$ -	$ 668	$ 5,415	$ 1,969
Gain on sales	$ -	$ 490	$ 3,810	$ 10,125

10. Cash Flows - Supplemental Information
	Nine months ended
	September 30,	September 30,
(Dollars in thousands)	2006	2005
Non-cash Operating, Investing and Financing Activities:
Additional paid-in-capital resulting from stock option exercises treated differently for
financial reporting and tax purposes	$ -	$ 81
Change in investment and paid-in-capital resulting from other investors' activity in MTI
Micro stock	(936)	155

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

The accounting policies of the New Energy and Test and Measurement Instrumentation segments are consistent with those described in the summary of significant accounting policies (See Note 1). The Company evaluates performance based on profit or loss from operations before income taxes, accounting changes, other items management does not deem related to reportable segment performance, including interest income and expense. Inter-segment sales and expenses are not significant.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate-related items and items such as income taxes or unusual items, which are not allocated to reportable segments. The "Reconciling Items" column includes minority interests in a consolidated subsidiary. In addition, segments' non-cash items include any depreciation and amortization in reported profit or loss. The New Energy segment figures include the Company's micro fuel cell operations, equity securities of Plug Power, gains on the sale of these securities and losses related to the embedded derivative for the purchase of Plug Power common stock.

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)		Test and			Condensed
		Measurement		Reconciling	Consolidated
	New Energy	Instrumentation	Other	Items	Totals
Three months ended September 30, 2006
Product revenue	$ -	$ 1,693	$ -	$ -	$ 1,693
Funded research and development revenue	173	-	-	-	173
Research and product development expenses	3,261	296	-	-	3,557
Selling, general and administrative expenses	325	604	930	-	1,859
Gain on sale of securities available for sale	-	-	-	-	-
Segment loss from operations before income
taxes and minority interests	(4,350)	64	171	-	(4,115)
Segment (loss) profit	(4,350)	64	240	368	(3,678)
Total assets	14,474	2,135	10,597	-	27,206
Securities available for sale	11,355	-	-	-	11,355
Capital expenditures	256	85	13	-	354
Depreciation and amortization	157	24	91	-	272

Three months ended September 30, 2005
Product revenue	$ -	$1,428	$ -	$ -	$ 1,428
Funded research and development revenue	792	-	-	-	792
Research and product development expenses	1,818	275	-	-	2,093
Selling, general and administrative expenses	643	506	1,038	-	2,187
Loss on derivatives	-	-	-	-	-
Gain on sale of securities available for sale	490	-	-	-	490
Segment loss from operations before income
taxes and minority interests	(1,862)	(2)	(153)	-	(2,017)
Segment (loss) profit	(1,862)	(2)	(298)	253	(1,909)
Total assets	27,855	2,042	22,799	-	52,696
Securities available for sale	25,115	-	-	-	25,115
Capital expenditures	203	62	4	-	269
Depreciation and amortization	155	17	156	-	328

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)		Test and			Condensed
		Measurement		Reconciling	Consolidated
	New Energy	Instrumentation	Other	Items	Totals
Nine months ended September 30, 2006
Product revenue	$ -	$ 4,906	$ -	$ -	$ 4,906
Funded research and development revenue	311	-	-	-	311
Research and product development expenses	8,394	975	-	-	9,369
Selling, general and administrative expenses	2,321	1,744	3,630	-	7,695
Gain on sale of securities available for sale	3,810	-	-	-	3,810
Segment loss from operations before income
taxes and minority interests	(9,131) (9,131)	36 36	(634)	- -	(9,729)
Segment (loss) profit	(9,131) (9,131)	36	(2,178)	942	(10,331)
Total assets	14,474	2,135	10,597	-	27,206
Securities available for sale	11,355	-	-	-	11,355
Capital expenditures	678	139	50	-	867
Depreciation and amortization	446	69	322	-	837

Nine months ended September 30, 2005
Product revenue	$ -	$ 4,116	$ -	$ -	$ 4,116
Funded research and development revenue	1,496 1,496	-	-	-	1,496
Research and product development expenses	6,815 6,815	851	-	-	7,666
Selling, general and administrative expenses	2,687	1,551	3,491	-	7,729
Loss on derivatives	(10,407)	-	-	-	(10,407)
Gain on sale of securities available for sale	10,125	-	-	-	10,125
Segment loss from operations before income income taxes and minority interests
taxes and minority interests	(10,283)	(258)	(881)	-	(11,422)
Segment (loss) profit	(10,283)	(258)	(1,289)	1,074	(10,756)
Total assets	27,855	2,042	22,799	-	52,696
Securities available for sale	25,115	-	-	-	25,115
Capital expenditures	555	99	67	-	721
Depreciation and amortization	436	49	462	-	947

The following table presents the details of "Other" segment (loss) profit:
	Three months ended		Nine months ended
(Dollars in thousands)	September 30,	September 30,	September 30,	September 30,
	2006	2005	2006	2005
Corporate and other (expenses) income:
Depreciation and amortization	$ (91)	$ (156)	$ (322)	$ (462)
Interest income	91	88	296	207
Income tax (expense) benefit	69	(145)	(1,544)	(408)
Other income expense, net	171	(85)	(608)	(626)
Total corporate and other (expenses) income	$ 240	$ (298)	$ (2,178)	$ (1,289)

12. Related Party Transactions

The Company purchases materials from E.I. du Pont de Nemours and Company ("DuPont"), a shareholder in MTI Micro. Such purchases totaled $95 thousand for the nine months ended September 30, 2005. The Company had a liability to DuPont for materials purchases totaling $2 thousand as of December 31, 2005. Liabilities to DuPont are included in the financial statement line "Accrued liabilities - related parties."

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

13. Effect of Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS No. 158"). Among other items, SFAS No. 158 requires recognition of the overfunded or underfunded status of an entity's defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer's fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. This Statement is effective for fiscal years ending after December 15, 2006. Since the Company does not maintain any defined benefit or other postretirement plans, the adoption of this Statement is not expected to have a material effect on the Company's Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on the Company's Consolidated Financial Statements.

In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108").  SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year's financial statements are materially misstated. This Bulletin is effective for fiscal years ending after November 15, 2006. The company will adopt SAB 108 as of January 1, 2007, but it is not expected that the adoption of this Bulletin will have a material impact on the Company's Consolidated Financial Statements.

In July 2006, the FASB issued FASB Staff Position ("FSP") FIN 48, Accounting for Uncertainty in Income Taxes ("FSP FIN 48"), an interpretation of SFAS No. 109, Accounting for Income Taxes. FSP FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FSP FIN 48 is effective for fiscal years beginning after December 15, 2006; therefore, we will be required to adopt this Interpretation in the first quarter of 2007. We are currently evaluating FSP FIN 48 but have not yet determined the impact, if any; the adoption of this Interpretation will have on the Company's Consolidated Financial Statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB Statement No. 140 ("SFAS No. 156") that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if practicable. Subsequent to initial recognition, the Company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. An entity should adopt the Statement as of the beginning of its first fiscal year that begins after June 15, 2006, so the Company will adopt SFAS No. 156 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the Company's Consolidated Financial Statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140 ("SFAS No. 155") to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after June 15, 2006. The Company will adopt SFAS No. 155 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the Company's Consolidated Financial Statements.

In April 2006, the FASB issued FSP FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R) ("FSP FIN 46 (R)-6") that will become effective beginning third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying this Interpretation shall be based on an analysis of the design of variable interest entity. The adoption of this FSP is not expected to have a material effect on the Company's Consolidated Financial Statements.

In the first quarter of 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS No. 154"). SFAS No. 154 changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The adoption of this Statement did not affect the Company's Consolidated Financial Statements in the period of adoption. Its effects on future periods will depend on the nature and significance of any future accounting changes subject to this statement.

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Beginning January 2006, the Company adopted SFAS No. 151, Inventory Costs-an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151"). SFAS No. 151 requires certain abnormal expenditures to be recognized as expenses in the current period versus being capitalized in inventory. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. The adoption of this statement did not have a material effect on the Company's Consolidated Financial Statements.

Beginning January 2006, the Company adopted FSP FIN 47, Accounting for Conditional Asset Retirement Obligations, which is an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. The interpretation requires a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The adoption of this statement did not have a material effect on the Company's Consolidated Financial Statements.

Beginning January 2006, the Company adopted SFAS No. 153, Exchanges of Non-monetary Assets ("SFAS No. 153"), an amendment of APB Opinion No. 29. SFAS No. 153 which addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. The adoption of this statement did not affect the Company's Consolidated Financial Statements in the period of adoption. Its effects on future periods will depend on the nature and significance of any future transactions subject to this statement.

14. Commitments and Contingencies

Lawrence

On September 9, 1998, Barbara Lawrence, the Lawrence Group, Inc. ("Lawrence"), and certain other Lawrence-related entities ("Plaintiffs") filed suit in the Bankruptcy Court and the United States District Court for the Northern District of New York which was subsequently consolidated in the District Court, against First Albany Corporation ("FAC"), Mechanical Technology Incorporated, Dale Church, Edward Dohring, Beno Sternlicht, Alan Goldberg and George McNamee (five former Directors of the Company), Marty Mastroianni (former President and Chief Operating Officer of the Company), and 33 other individuals ("Defendants") who purchased a total of 820,909 (2,462,727 shares post split) shares of the Company's common stock from the Plaintiffs. The case concerns the Defendants' 1997 purchase of Mechanical Technology Incorporated shares from the Plaintiffs at the price of $2.25 per share ($0.75 per share post split). FAC acted as placement agent for the Defendants in the negotiation and sale of the shares and in proceedings before the Bankruptcy Court for the Northern District of New York, which approved the sale in September 1997.

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

Future minimum rental payments required under non-cancelable operating leases are (dollars in thousands): $155 remaining in 2006; $563 in 2007, $324 in 2008, and $292 in 2009.

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Warranties

Below is a reconciliation of changes in product warranty liabilities as follows:
	Nine months ended	Year ended
	September 30,	December 31,
(Dollars in thousands)	2006	2005
Balance, January 1	$ 20	$ 38
Accruals for warranties issued	16	30
Accruals related to pre-existing warranties (including changes in estimates)	-	(31)
Settlements made (in cash or in kind)	(10)	(17)
Balance, end of period	$ 26	$ 20

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

Under both LANL licenses, license payments made in any year can be applied against royalties due with total annual fees in any year not to exceed $1 million. Also under both LANL licenses, once products are being sold, royalties will be based on 3%, up from 2%, of the first $50 million of net sales, 2%, up from 1%, on net sales in excess of $50 million but less than $100 million and 1%, up from 0.5%, on net sales in excess of $100 million. Any royalties due shall not exceed 2% of net sales.

Under the New York State Energy Research and Development Authority ("NYSERDA") contract, MTI Micro agreed to pay NYSERDA a royalty of 5.0% of the sales price of any product sold incorporating IP developed pursuant to the NYSERDA contract. If the product is manufactured by a New York State manufacturer, this royalty is reduced to 1.5%. Total royalties are subject to a cap equal to two times the total contract funds paid by NYSERDA to MTI Micro, and may be reduced to reflect any New York State jobs created by MTI Micro.

Employment Agreements

The Company has employment agreements with certain employees that provide severance payments, certain other payments, accelerated vesting and exercise extension periods of certain options upon termination of employment under certain circumstances, as defined in the applicable agreements. As of September 30, 2006, the Company's potential minimum obligation to these employees was approximately $1,089 thousand.

Contract Losses

During 2004, MTI Micro entered into a fixed price-cost type completion contract with the U.S. Army. The contract, which totaled $250 thousand, permitted monthly cost progress payments and called for the delivery of five DMFC power system units. These prototypes required substantial engineering efforts to meet the performance requirements of the customer and at September 30, 2005, MTI Micro had accrued $11 thousand for the anticipated cost needed to complete the contract. The contract was completed on November 25, 2005. As of September 30, 2006, no amounts are accrued for anticipated losses to complete open contracts.

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

15. Stock Based Compensation

Incentive Awards

Stock-based incentive awards are provided to employees and directors under the terms of the Company's 2006 Equity Incentive Plan ("2006 Plan"), the 1999 Employee Stock Incentive Plan ("1999 Plan") and the 1996 Stock Incentive Plan ("1996 Plan") (collectively, the "Plans"). Awards under the Plans have generally included at-the-money options and restricted stock grants. MTI Micro also issued awards under the MTI MicroFuel Cells Inc. 2001 Employee, Director and Consultant Stock Option Plan ("2001 MTI Micro Plan"). During 2005, MTI Micro ceased making grants under the 2001 MTI Micro Plan and determined that it would make no new option awards under this plan in the future.

Stock-based compensation expense for the three and nine months ended September 30, 2006 was generated from stock options and restricted stock grants. Stock options are awards which allow holders to purchase shares of the Company's common stock at a fixed price. Stock options issued to employees generally vest 25% per year beginning one year after grant. Options issued to non-employee members of the MTI Board generally vest upon grant and any MTI Micro options issued to members of the MTI Micro Board, prior to 2005, generally vest 50% per year beginning one year after grant. Certain options granted may be fully or partially exercisable immediately, may vest on other than a four year schedule or vest upon attainment of specific performance criteria. Restricted stock awards generally vest one year after the date of grant; however, certain awards may vest immediately or vest upon attainment of specific performance criteria. Option exercise prices are generally equivalent to, but cannot be less than 85 percent of the closing market value price of the Company's common stock on the date of grant. MTI Micro option exercise prices were based on fair values as determined by the MTI Micro Board. Unexercised options generally terminate ten years after date of grant, except for options issued under the 2006 Plan, which terminate seven years after date of grant.

Prior to January 1, 2006, the Company had elected to follow APB Opinion No. 25, Accounting for Stock Issued to Employees and related Interpretations in accounting for employee stock-based compensation and to provide the disclosures required under FAS 123. APB Opinion No. 25 requires no recognition of compensation expense for most of the stock-based compensation arrangements provided by the Company, namely, broad-based employee option grants where the exercise price is equal to or not less than 85 percent of the market value at the date of grant. However, APB Opinion No. 25 requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. In contrast, FAS 123 requires recognition of compensation expense for grants of stock, stock options, and other equity instruments, over the vesting periods of such grants, based on the estimated grant-date fair values of those grants. Under the intrinsic-value-based method, compensation cost is the excess, if any, of the market value of the stock at grant over the amount an employee must pay to acquire the stock.

Compensation expense related to the intrinsic value of performance-based, unrestricted and restricted stock awards was recorded in "Selling, general and administrative expenses" in the Consolidated Statements of Operations for each of the following periods:
(Dollars in thousands)	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Stock options	$ 249	$ 353
Stock awards	138	138
Total stock-based compensation expense	$ 387	$ 491

Share-Based Compensation Information under FAS 123R

As discussed in Note 2 "Significant Accounting Policies" effective January 1, 2006, the Company adopted the fair value recognition provisions for stock-based awards granted to employees using the modified prospective application method provided by FAS 123R. Stock-based compensation cost is measured at grant date, based on the fair value of the award, and is recognized as expense over the employee requisite service period.

The Company estimates the fair value of stock options using a Black-Scholes valuation model consistent with the provisions of FAS 123R and SAB 107. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company's stock, an appropriate risk-free rate, and the Company's dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The fair value of each stock option grant was estimated at the date of grant using a Black-Scholes option pricing model. The following table presents the weighted-average assumptions used for options granted:

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2006
Option term (years)*	4.31	4.47
Volatility**	77.03%	76.68%
Risk-free interest rate (zero coupon U.S. treasury note)***	4.97%	5.00%
Dividend yield****	0%	0%
Weighted-average fair value per option granted	$ 1.41	$ 2.51

* The Option term is the number of years that the Company estimates, based upon history, those options will be outstanding prior to exercise or forfeiture.

** The Company's estimates of expected volatility are principally based on daily price changes of the Company stock over the expected option term, as well as the additional requirements included in the provisions of FAS 123R and guidance provided by SAB 107.

*** The risk-free interest rate assumption is based upon observed interest rates appropriate for the expected term of the Company's employee stock options.

**** The dividend yield assumption is based on the Company's history and expectation of future dividend payouts, which may be subject to substantial change in the future.

As share-based compensation expense recognized in the Condensed Consolidated Statement of Operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it should be reduced for estimated forfeitures. FAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Pre-vesting forfeitures were estimated to be approximately 9.5% (annualized) during the nine months of fiscal 2006 based on historical experience. In the Company's pro forma information required under FAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred. The cumulative effect for the change in forfeitures was immaterial to be presented separately.

Total share-based compensation expense, related to all of the Company's share-based awards, recognized for the three and nine months ended September 30, 2006 was comprised as follows (in thousands):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2006	2006
Unfunded research and product development	$ 246	$ 599
Selling, general and administrative	300	1,630
Share-based compensation expense before taxes	546	2,229
Related income tax benefits A	-	-
Share-based compensation expense, net of taxes	$ 546	$ 2,229
Impact on basic and diluted EPS	$ (0.02)	$ (0.07)
A- Income tax effect is zero due to the Company being in an NOL position.

Total unrecognized compensation costs related to non-vested awards as of September 30, 2006 is $2,691 thousand and is expected to be recognized over a weighted-average vesting period of approximately 1.40 years.

As of January 1, 2006, the adoption of FAS 123R resulted in the elimination of unearned compensation related to restricted stock (contra equity account) against additional paid in capital totaling approximately $80 thousand.

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Presented below is a summary of the Company's stock option plans' activity for the nine months ended September 30, 2006:
	Options Outstanding
		Weighted Average
	Number	Exercise Price
	Outstanding	Per Share
Shares under option, beginning	5,041,242	$ 3.76

Granted	1,555,250	4.05
Exercised	(674,341)	1.72
Canceled/Forfeited	(150,140)	4.91
Expired	(200,383)	5.36
Shares under option, ending	5,571,628	$ 4.01
Options exercisable, ending	4,019,926	$ 4.09
Remaining shares available for granting of options	2,089,067

The following table summarizes information for options outstanding and exercisable at September 30, 2006:
Options Outstanding				Options Exercisable
		Weighted
		Average	Weighted		Weighted
Exercise		Remaining	Average		Average
Price		Contractual	Exercise		Exercise
Range	Number	Life	Price	Number	Price
$ 0.54 - $ 0.77	132,296	0.7	$ 0.65	132,296	$ 0.65
$ 0.98 - $ 1.34	331,250	2.4	$ 1.27	331,250	$ 1.27
$ 1.65 - $ 2.04	349,700	5.1	$ 1.88	330,043	$ 1.87
$ 2.28 - $ 3.68	2,203,215	7.6	$ 3.07	1,434,567	$ 2.97
$ 3.74 - $ 4.83	1,641,167	6.3	$ 4.25	910,770	$ 4.19
$ 6.01 - $ 6.40	647,500	6.0	$ 6.17	614,500	$ 6.17
$ 9.25 - $ 12.97	206,500	3.7	$ 10.60	206,500	$ 10.60
$ 20.92	60,000	3.5	$ 20.92	60,000	$ 20.92
	5,571,628	5.5	$ 4.01	4,019,926	$ 4.09

The aggregate intrinsic value (i.e. the difference between the closing stock price and the price to be paid by the option holder to exercise the option) for both the Company's outstanding and exercisable options as of September 30, 2006 is $366 thousand. The amounts are based on the Company's closing stock price of $1.86 as of September 30, 2006, and would have been the net amount received by the option holders had all in-the-money options been exercised and sold on that date.

The number and weighted average fair value of unvested restricted stock for the period ended September 30, 2006 is as follows:
		Weighted
	Number	Average Fair Value
Unvested restricted stock, beginning	50,000	$ 2.49
Granted	76,080	4.05
Vested	(121,080)	3.41
Unvested restricted stock, ending	5,000	$ 4.05

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Presented below is a summary of the 2001 MTI Micro stock option plans activity for the nine months ended September 30, 2006:
	Options Outstanding
		Weighted
		Average
	Number	Exercise Price
	Outstanding	Per Share
Shares under option, beginning	78,461	$ 3.22
Canceled/Forfeited	(41,793)	2.80
Shares under option, ending	36,668	3.70
Options exercisable	17,877	3.87
Outstanding Options				Options Exercisable
		Weighted	Weighted		Weighted
Exercise		Average	Average		Average
Price		Remaining	Exercise		Exercise
Range	Number	Contractual Life	Price	Number	Price
$ 2.39 - $2.55	11,500	7.9	$ 2.43	4,375	$ 2.47
$ 2.76 - $3.80	4,501	6.9	$ 3.03	2,667	$ 3.15
$ 4.06 - $4.66	20,667	7.8	$ 4.54	10,835	$ 4.60
	36,668	7.7	$ 3.70	17,877	$ 3.87

Based upon an estimated common stock price of $1.34 at September 30, 2006, the intrinsic value of all MTI Micro's outstanding and exercisable options are zero, since all exercise prices are below the estimated common stock fair value price.

Exercises of Employee Stock Options

The total intrinsic value of options exercised during the three and nine months ended September 30, 2006 was $74 thousand and $1,239 thousand, respectively. The total cash received by the Company as a result of stock option exercises for the three and nine months ended September 30, 2006 was approximately $252 thousand and $1,161 thousand, respectively. In connection with these exercises, there was no tax benefit or expense realized by the Company for the three and nine months ended September 30, 2006.

The Company settles employee stock option exercises with newly issued shares of Company common stock.

Pro Forma Information under FAS 123 for Periods Prior to Fiscal 2006

Prior to adopting the provisions of FAS 123R, the Company recorded estimated compensation expense for employee stock options based upon their intrinsic value on the date of grant pursuant to APB Opinion No. 25 and provided the required pro forma disclosures of FAS 123. Because the Company generally established the exercise price based on the fair market value of the Company's stock at the date of grant, the stock options generally had no intrinsic value upon grant, and therefore compensation expense was recorded primarily for grant modifications prior to adopting FAS 123R. Each accounting period, the Company reported the potential dilutive impact of stock options in its diluted earnings per common share using the treasury-stock method. Out-of-the-money stock options (i.e., the average stock price during the period was below the strike price of the stock option) were not included in diluted earnings per common share as their effect was anti-dilutive.

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

For purposes of pro forma disclosures under FAS 123 for the three and nine months ended September 30, 2005, the estimated fair value of the stock options was assumed to be amortized to expense over the stock options' vesting periods. The pro forma effects of recognizing estimated compensation expense under the fair value method on net income (loss) and earnings (loss) per common share for the three and nine months ended September 30, 2005 were as follows:

(Dollars in thousands, except per share data)	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Net loss, as reported	$ (1,909)	$ (10,756)
Add: Total stock-based employee compensation expense already recorded in
financial statements, net of related tax effects	387	491
Deduct: Total stock-based employee compensation expense determined under
fair value based method for all awards, net of related tax effects	(502)	(1,964)
Pro forma net loss	$ (2,024)	$ (12,229)

Loss per share:
Basic and diluted - as reported	$ (0.06)	$ (0.35)
Basic and diluted - pro forma	$ (0.07)	$ (0.40)

The pro forma effects of estimated share-based compensation expense on net income and earnings per common share for the three and nine months ended September 30, 2005 were estimated at the date of grant using a Black-Scholes valuation model based on the following assumptions (annualized percentages):

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2005	2005
Option term (years)	5.0	5.0
Volatility	80.80%	80.80%
Risk-free interest rate	4.06%	3.94%
Dividend yield	0.00%	0.00%

The Black-Scholes weighted average estimated fair value of stock options granted during the nine months ended September 30, 2005 was $2.00 per share.

16. Issuance of Stock by Subsidiary

MTI Micro was formed on March 26, 2001 and as of September 30, 2006, the Company owns approximately 92.5% of MTI Micro's outstanding common stock.

On September 1, 2006, MTI Micro issued 56,055 shares of its common stock at a price of $3.10 to the Company as compensation for the minority shareholder benefit in connection with the Company issuing Company options to MTI Micro employees; and on September 30, 2006, MTI Micro issued 2,574,627 shares of its common stock at a price of $1.34 per share to the Company in connection with the conversion of its $3,450 thousand loan receivable to equity. On May 27, 2006, MTI Micro issued 50,158 shares of its common stock at a price of $2.32 to the Company as compensation for the minority shareholder benefit in connection with the Company issuing Company options to MTI Micro employees; between April 11 and April 18, 2006, MTI Micro issued 1,662,400 shares of its common stock at a price of $2.50 per share to the Company in connection with the transfer of $4,156 thousand worth of Plug Power common stock to MTI Micro; and on March 31, 2006, MTI Micro issued 1,400,000 shares of its common stock at a price of $2.50 per share to the Company in connection with the conversion of its $3,500 thousand loan receivable to equity.

The decrease in the Company's paid-in-capital of $936 thousand in 2006 represents the changes in the Company's equity investment in MTI Micro, which resulted from the anti-dilutive impact of the Company's investments in MTI Micro stock and the equity impact of share-based compensation accounting.

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

At its MTI Micro subsidiary, the Company's Mobion® cord-free power packs are being developed to replace current lithium ion and similar rechargeable battery systems in many hand-held electronic devices for the military and consumer markets. Mobion® power packs are based on direct methanol fuel cell (DMFC) technology which has been recognized as enabling technology for advanced portable power sources by the scientific community and industry analysts. As the need for advancements in portable power increases, MTI Micro is developing Mobion® cord-free rechargeable power pack technology as a superior solution for powering the multi-billion dollar portable electronics market.  MTI Micro's strategy includes a phased market entry approach, whereby we will initially target the Government & Industrial portable electronics markets, followed by the mass Consumer portable electronics market.

At its MTI Instruments subsidiary, the Company continues to be a worldwide supplier of precision non-contact physical measurement solutions, condition based monitoring systems, portable balancing equipment and semiconductor wafer inspection tools. MTI Instruments' products use a comprehensive array of technologies to solve complex real world applications in numerous industries including manufacturing, semiconductor, commercial/military aviation, automotive and data storage. The Company's products consist of electronic gauging instruments for position, displacement and vibration applications within the design, manufacturing/production, test and research markets; semiconductor products for wafer characterization of semi-insulating and semi-conducting wafers within the semiconductor industry; and engine balancing and vibration analysis systems for both military and commercial aircraft.

MTI also co-founded and retains a minority interest in Plug Power Inc. ("Plug Power") (NASDAQ: PLUG), a developer of clean, reliable, on-site energy products.

Our cash requirements depend on numerous factors, including completion of our micro fuel cell product development activities, ability to commercialize our micro fuel cell systems, market acceptance of our micro fuel cell systems and other factors. We expect to pursue the expansion of our operations through internal growth and strategic partnerships.

Several key indicators of our liquidity are summarized in the following table:
(Dollars in thousands)	Nine months ended
	September 30,	September 30,
	2006	2005
Unrestricted cash, cash equivalents and marketable securities	$ 18,294	$ 38,697
Working capital	14,820	31,192
Net loss	(10,331)	(10,756)
Net cash used in operating activities	(10,002)	(10,418)
Cash used to purchase of property, plant and equipment	(867)	(721)

From inception through September 30, 2006, the Company has incurred net losses of $92,049 thousand and expects to incur losses as it continues micro fuel cell product development and commercialization programs. The Company expects that losses will continue and fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, sales of securities available for sale and the operating results of MTI Instruments and MTI Micro.

Critical Accounting Policies and Significant Judgments and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Note 1 to the consolidated financial statements of the Company's 2005 Annual Report on Form 10-K includes a summary of the Company's most significant accounting policies. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, inventories, securities available for sale, income taxes, share-based compensation and derivatives. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management reviews critical accounting estimates with the Audit Committee of the Company's Board of Directors.

Share-Based Payments. We grant options to purchase our common stock and award restricted stock to our employees and directors under our equity incentive plans. The benefits provided under these plans are share-based payments subject to the provisions of revised Statement of Financial Accounting Standards No. 123 ("FAS 123R"), Share-Based Payment, and Securities and Exchange Commission ("SEC") Staff Accounting Bulletin ("SAB") 107, Share-Based Payments. Effective January 1, 2006, we use the fair value method to apply the provisions of FAS 123R with the modified prospective application, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions of FAS 123R apply to new awards and to awards that are outstanding on the effective date and subsequently modified. Under the modified prospective application, prior periods are not revised for comparative purposes. Share-based compensation expense recognized under FAS 123R for the nine months ended September 30, 2006 was $2,229 thousand. At September 30, 2006, total unrecognized estimated compensation expense related to non-vested awards granted prior to that date was $2,691 thousand, which is expected to be recognized over a weighted average period of 1.40 years.

Upon adoption of FAS 123R, we began estimating the value of share-based awards on the date of grant using a Black-Scholes option-pricing model ("Black-Scholes model"). Prior to the adoption of FAS 123R, the value of each share-based award was estimated on the date of grant using the Black-Scholes model for the pro forma information required to be disclosed under FAS 123. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include, but are not limited to, our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate and expected dividends.

If factors change and we employ different assumptions in the application of FAS 123R during future periods, the compensation expense that we record under FAS 123R may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option pricing models to estimate share-based compensation under FAS 123R. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes model, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the actual values realized upon the exercise, expiration, cancellation or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and reported in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and reported in our financial statements. There is currently neither a market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor a way to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined in accordance with FAS 123R and SAB 107 using a qualified option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. Estimates of share-based compensation expenses are significant to our financial statements, but these expenses are based on the aforementioned option valuation model and will never result in the payment of cash by us.

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

For purposes of estimating the fair value of stock options granted during the three and nine months ended September 30, 2006 using the Black-Scholes model, we used the historical volatility of our stock for the expected volatility assumption input to the Black-Scholes model, consistent with the guidance in FAS 123R and SAB 107. The risk-free interest rate is based on the risk-free zero-coupon rate for a period consistent with the expected option term at the time of grant. We do not currently pay nor do we anticipate paying dividends but we are required to assume a dividend yield as an input to the Black-Scholes model. As such, we use a zero dividend rate. The expected option term is estimated using both historical term measures and projected termination estimates.

Discussion and Analysis of Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2006 Compared to the Three and Nine Months Ended September 30, 2005

The following is management's discussion and analysis of certain significant factors which have affected the Company's results of operations for the three and nine months ended September 30, 2006 compared to the three and nine months ended September 30, 2005.

Product Revenue. Product revenue in the Test and Measurement Instrumentation segment for the three months ended September 30, 2006 increased in comparison to the same period in 2005 by $265 thousand, or 18.6%, to $1,693 thousand. This increase is the result of dimensional gauging product sales, which have increased 68% compared to the same quarter last year ($1,080 thousand in 2006 versus $642 thousand in 2005), led by OEM capacitance sales to a new Japanese customer, coupled with increases to direct capacitance customers. Increases were also recorded in semiconductor sales of $96 thousand, as nine manual metrology tool systems were sold during the period as compared to two in the corresponding period during 2005. Aviation revenue decreased by $268 thousand for the third quarter when compared to a similar period for 2005, which was the result of a $508 thousand decline in Air Force aviation revenue, which was partially offset by an increase in commercial aviation revenue of $240 thousand.

Product revenue in the Test and Measurement Instrumentation segment for the nine months ended September 30, 2006 increased in comparison to the same period in 2005 by $790 thousand, or 19.2%, to $4,906 thousand. This increase is the result of direct capacitance product sales, which have increased 56% since last year ($1,579 thousand in 2006 versus $1,012 thousand in 2005) primarily due to a new university customer and shipments to a distributor in Singapore. Additionally, OEM capacitance sales grew by $188 thousand, primarily through sales to a new Japanese customer. Increases were also recorded in semiconductor sales of $188 thousand, as thirteen manual and one automatic metrology tool systems were sold during the period as compared to six manual systems in the corresponding period during 2005. Other dimensional gauging revenue excluding capacitance products were up $31 thousand from 2005, while aviation sales declined by $182 thousand on lower Air Force revenue, including those under the Retrofit and Maintenance contract.

Information regarding government contracts included in product revenue is as follows:
Total Contract
		Revenues	Revenues	Revenues	Orders
(Dollars in thousands)		Nine Months	Nine Months	Contract	Received
		Ended	Ended	to Date	to Date
		September 30,	September 30,	September 30,	September 30,
Contract	Expiration	2006	2005	2006	2006
$8,800 thousand Air Force Retrofit
and Maintenance of PBS 4100's	06/20/2008	$ 659	$ 1,126	$ 5,869	$ 6,194

Funded Research and Development Revenue. Funded research and development revenue in the New Energy segment for the three months ended September 30, 2006 decreased in comparison to the same period in 2005 by $619 thousand to $173 thousand, a 78.2% decrease. The decrease in revenue is primarily the result of suspension of existing Department of Energy (DOE) funding for 2006 and the completion of other programs which were active in 2005, including NYSERDA, Marine Corps and the NIST (CSMP) subcontract, partially offset by revenue recognized from the Samsung Alliance Agreement totaling $169 thousand.

Funded research and development revenue in the New Energy segment for the nine months ended September 30, 2006 decreased in comparison to the same period in 2005 by $1,185 thousand to $311 thousand, a 79.2% decrease. The decrease in revenue is primarily the result of suspension of existing Department of Energy (DOE) funding for 2006 and the completion of other programs which were active in 2005, including NYSERDA, Marine Corps and the NIST (CSMP) subcontract, partially offset by revenue recognized from the Samsung Alliance Agreement totaling $259 thousand.

Information regarding contracts included in funded research and development revenue is as follows:
			Revenues		Revenues		Revenues
			Nine		Nine		Contract
			Months	Percentage	Months	Percentage	to Date
(Dollars in thousands)	Contract		September 30,	of	September 30,	of	September 30,
Contract	Type	Expiration(5)	2006	2006 Total	2005	2005 Total	2006
$3,000 thousand DOE	B	07/31/07	$ 52	16.7%	$ 684	45.7%	$ 1,161
$1,250 thousand NYSERDA (2)	B	06/30/06	-	-	242	16.2	1,135
$1,000 thousand Samsung (6)	C	07/31/07	259	83.3	-	-	259
$470 thousand SAFT (1)	A	09/30/06	-	-	250	16.7	-
$250 thousand Army ("ARL")	A	09/30/05	-	-	-	-	250
$210 thousand NIST (3)	A	06/30/05	-	-	100	6.7	210
$150 thousand Harris (4)	A	06/25/04	-	-	150	10.0	150
$70 thousand Marine Corps	A	03/31/05	-	-	70	4.7	70
Total funded research and
development revenue			$ 311	100.0%	$ 1,496	100.0%	$ 3,235

(1) This is a subcontract with SAFT America Inc. (SAFT) under the U.S. Army CECOM contract.

(2) Total contract value is $1,250 thousand consisting of four Phases: Phase I for $500 thousand was from March 12, 2002 through September 30, 2003; Phase II for $200 thousand was from October 28, 2003 through October 31, 2004; Phase III for $348 thousand was from August 23, 2004 through August 31, 2005; and Phase IV for $202 thousand which commenced on December 14, 2004 and expired on June 30, 2006. Phases I, II and III have been completed. Retainage will be billed upon acceptance of a final report incorporating all completed phases of the contract.

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

Contract Type A - Fixed Price Contract.

Contract Type B - Cost Shared Contract.

Contract Type C - Research and Prototype Contract.

Cost of Product Revenue. Cost of product revenue in the Test and Measurement Instrumentation segment for the three months ended September 30, 2006 increased in comparison to the same period in 2005 by $87 thousand, or 15.4%, to $650 thousand. As a percentage of sales, the quarterly cost of sales was relatively consistent with the same period in the prior year.

Gross profit as a percentage of product revenue increased to 61.6% for the three months ended September 30, 2006 from 60.6% in the prior year. The gross profit percentage increase relates to a more favorable sales mix between commercial and government customers.

Cost of product revenue in the Test and Measurement Instrumentation segment for the nine months ended September 30, 2006 increased in comparison to the same period in 2005 by $233 thousand, or 13.9%, to $1,915 thousand.

Gross profit as a percentage of product revenue increased to 61.0% for the nine months ended September 30, 2006 from 59.1% in the prior year. As a percentage of sales, the year to date gross margin has increased almost two percentage points primarily due to a seven-point rise in average margins on capacitance product sales due to higher sales volume and improved pricing strategies.

Funded Research and Product Development Expenses. Funded research and product development expenses in the New Energy segment decreased by $554 thousand, or 63.2%, to $323 thousand for the three months ended September 30, 2006 in comparison to the same period in 2005. The decreased costs were attributable to active contracts in 2005 which are not active in 2006. For the three months ended September 30, 2006, MTI Micro had active open contracts with Samsung and SAFT while in 2005 contracts were active with DOE, NYSERDA, NIST (CSMP) and ARL.

New Energy segment expenses decreased by $2,326 thousand, or 77.8%, to $663 thousand for the nine months ended

September 30, 2006 in comparison to the same period in 2005. The decreased costs were attributable to active contracts in 2005 which are not active in 2006. For the nine months ended September 30, 2006, MTI Micro had active open contracts with Samsung, DOE and SAFT while in 2005, active contracts were with DOE, NYSERDA, NIST (CSMP), ARL and the Marine Corps.

Unfunded Research and Product Development Expense. Unfunded research and product development expenses increased by $2,018 thousand, or 166.0%, to $3,234 thousand for the three months ended September 30, 2006 in comparison to the same period in 2005. This increase reflects a $1,997 thousand increase in the New Energy segment related to increased internal costs for the development of micro fuel cell systems and costs in connection with developing prototypes and product intent prototypes, including a $245 thousand non-cash charge for share-based compensation resulting from the adoption of SFAS No. 123R, which requires that the fair value of share-based compensation be expensed. This increase also includes a $21 thousand increase in product development expenses in the Test and Measurement Instrumentation segment, including development costs related to a redesigned calibrator, an improved PBS-4100 model and the newly released industrial balancing software.

Unfunded research and product development expenses increased by $4,029 thousand, or 86.1%, to $8,706 thousand for the nine months ended September 30, 2006 in comparison to the same period in 2005. This increase reflects a $3,905 thousand increase in the New Energy segment related to increased internal costs for the development of micro fuel cell systems and costs in connection with developing prototypes and product intent prototypes, including a $599 thousand non-cash charge for share-based compensation resulting from the adoption of SFAS No. 123R, which requires that the fair value of share-based compensation be expensed. This increase also includes a $124 thousand increase in product development expenses in the Test and Measurement Instrumentation segment including projects related to the development of a glass thickness gauge, improvements to the portable engine vibration and balancing system and the newly released industrial balancing software.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $328 thousand, or 15.0%, to $1,859 thousand for the three months ended September 30, 2006 in comparison to the same period in 2005. This decrease is primarily the result of the following changes: a $245 thousand decrease related to increases in liquidations to unfunded research and development costs, which is a result of the Company charging more time to internal development projects for technology platforms and the development of prototypes for Samsung, a $216 thousand decrease in salaries and engineering management costs primarily related to an increase in costs directly charged to research and product development; an $86 thousand decrease in stock-based compensation primarily reflecting a large charge in the prior year due to restricted stock grants to the Chief Executive Officer; a $63 thousand decrease in depreciation primarily due to renewal of a lease on one the Company's locations; a $102 thousand increase in advertising, marketing and branding costs primarily in support of increased sales and marketing channel expansion at MTI Instruments; a $108 thousand increase in employee benefits, mostly related to recruiting costs; a $45 thousand increase in consulting and travel as a result of an increase in business development activities; and a $27 thousand increase in other expenses, net.

Selling, general and administrative expenses decreased by $34 thousand, or 0.4%, to $7,695 thousand for the nine months ended September 30, 2006 in comparison to the same period in 2005. This decrease is primarily the result of the following changes: a $1,103 thousand increase in non-cash stock-based compensation charges resulting from the adoption of SFAS No. 123R, which requires that the fair value of share-based compensation be expensed; an $880 thousand decrease in salaries and engineering management costs, due in part, to an increase in costs directly charged to research and product development and the elimination of the Government Systems group at the end of the second quarter of 2005; a $259 thousand decrease in LANL license fees due to an amendment of the license agreement, which resulted in reduced minimum annual license payments; a $131 thousand decrease in depreciation costs related to the renewal of the lease on the Company's main office; a $112 thousand increase in advertising and branding costs at MTI Instruments; and a $21 thousand increase in other expenses, net.

Operating Loss. Operating loss for the three months ended September 30, 2006 in comparison to the same period last year increased by $1,577 thousand to $4,200 thousand, a 60.1% increase, due to the factors noted above.

Operating loss for the nine months ended September 30, 2006 in comparison to the same period last year increased by $2,297 thousand to $13,762 thousand, a 20.0% increase, due to the factors noted above.

Gain on Sale of Securities Available for Sale. Results for the three months ended September 30, 2006 included no gain on sales of securities available for sale compared to a $490 thousand gain for the same period in 2005.

Results for the nine months ended September 30, 2006 included a $3,810 thousand gain on sale of securities available for sale compared to a $10,125 thousand gain for the same period in 2005. During the nine months ended September 30, 2006, the Company sold 903,500 shares of Plug Power common stock at an average price of $6.02 per share, with gross proceeds to the Company of $5,415 thousand.

On June 24, 2005, Fletcher notified the Company of its election to exercise in full its right to purchase from the Company a quantity of common stock of Plug Power. As a result of this election, Fletcher purchased 1,799,791 shares of Plug Power common stock from the Company at a price of $0.7226 per share, with proceeds to the Company of $1,301 thousand. This transaction closed on June 28, 2005 and, in connection with this exercise, the Company recognized a loss on the derivative immediately prior to exercise of $7,173 thousand and a gain on the sale of Plug Power common shares of $9,635 thousand.

Loss on Derivatives. The Company recorded no loss on derivatives during 2006 and recorded no loss on derivative accounting for the three months ended September 30, 2005. The Company incurred no loss on derivatives during 2006 and recorded a loss of $10,407 thousand on derivative accounting for the nine months ended September 30, 2005. The 2005 result relates to an embedded derivative for the purchase of Plug Power common stock, which was issued as part of the 2004 private placement transaction. The embedded derivative, prior to its exercise, was valued on a quarterly basis using the Black-Scholes option-pricing model and upon its exercise on June 24, 2005 was valued using the intrinsic value method.

Income Tax (Expense) Benefit The income tax rate for the three months ended September 30, 2006 was 1.66% while the income tax rate for the three months ended September 30, 2005 was (7.19)%. These tax rates are primarily due to losses generated by operations, changes in the valuation allowance, state tax true-ups upon tax return filings, and the projected annual effective tax rate adjustments made in 2005.

The income tax rate for the nine months ended September 30, 2006 was (15.87)% while the income tax rate for the nine months ended September 30, 2005 was (3.57)%. These tax rates are primarily due to losses generated by operations, changes in the valuation allowance, disproportionate effects of reclassification of gains included in net income and the projected annual effective tax rate adjustments made in 2005.

The valuation allowance at September 30, 2006 was $17,072 thousand and at December 31, 2005 was $10,923 thousand. The Company determined that it was more likely than not that the ultimate recognition of certain deferred tax assets would not be realized.

Further, as a result of ownership changes in 1996, the availability of $109 thousand of net operating loss carry-forwards to offset future taxable income will be limited pursuant to the Internal Revenue Code of 1986, as amended.

Liquidity and Capital Resources

The Company has incurred significant losses as it continues to fund MTI Micro's DMFC product development and commercialization programs. The Company expects that losses will continue and fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, gains on sales of securities available for sale, the operating results of MTI Instruments and MTI Micro, the availability, or lack thereof, of equity financing (including the additional investment rights issued in connection with the 2004 private placement), and the ability to attract government funding resources to offset research and development costs. As of September 30, 2006, the Company had an accumulated deficit of $92,049 thousand. During the nine months ended September 30, 2006, the Company's results of operations resulted in a net loss of $10,331 thousand and used cash in operating activities totaling $10,002 thousand. This cash use in 2006 was funded primarily by cash and cash equivalents on hand as of December 31, 2005 of $11,230 thousand. The Company expects to continue to incur losses as it seeks to develop and commercialize Mobion® fuel cell systems and it expects to continue funding its operations from current cash and cash equivalents, the sales of securities available for sale, proceeds, if any, from the exercise of additional investment rights issued in connection with the 2004 private placement, other equity financings and government program funding.

There can be no assurance that the Company will not require additional financing during 2006 or that any additional financing will be available to the Company on terms acceptable to the Company, if at all. Cash used in operations is expected to total approximately $13,800 thousand for 2006. Further, cash used for capital expenditures is expected to total approximately $1,200 thousand in 2006 and will consist of purchases for leasehold improvements, furniture, computer equipment, software and manufacturing and laboratory equipment. The Company believes it will have adequate resources to fund operations and capital expenditures through the third quarter of 2007 based on current cash and cash equivalents, current cash flow requirements and revenue projections and the potential sale of securities available for sale at current market values. Proceeds from the sale of securities available for sale are subject to fluctuations in the market value of Plug Power. The Company may also seek to provide additional resources through an equity offering. Additional government revenues and Fletcher's potential exercise of additional investment rights totaling up to an additional $20 million could also provide additional resources; although with an exercise price of $6.023 per share it is unlikely that Fletcher will exercise its right unless our stock price increases. The Company anticipates that it will have to attempt to raise additional equity capital to fund its long-term business plan, regardless of whether Fletcher exercises any or all of its additional investment rights.

As of September 30, 2006, the Company owned 2,789,936 shares of Plug Power common stock. Potential future sales of Plug Power securities will generate taxable income or loss, which is different from book income or loss, due to the tax basis in these assets being significantly different from their book basis. Book and tax bases as of September 30, 2006 are as follows:
		Average	Average
Security	Shares Held	Book Cost Basis	Tax Basis
Plug Power	2,789,936	$1.78	$0.96

Plug Power stock is currently traded on the Nasdaq National Market and is therefore subject to stock market conditions. When acquired, these securities were unregistered. Plug Power securities are considered "restricted securities" as defined in Rule 144 and may not be sold in the future without registration under the Securities Act of 1933 ("Securities Act"), unless in compliance with an available exemption from it. While the Plug Power shares of common stock remain "restricted securities," these shares are freely transferable by the Company in accordance with Rule 144(k) under the Securities Act since the Company and Plug Power are no longer affiliates and the Company has held the shares for more than two years.

Working capital was $14,820 thousand at September 30, 2006, a $9,645 thousand decrease from $24,465 thousand at December 31, 2005. This decrease is primarily the result of the use of cash in operations and the decrease in the market value of securities available for sale, offset by proceeds from the sale of securities and a deferred tax liability change related to securities available for sale.

At September 30, 2006, the Company's order backlog was $1,405 thousand, compared to $862 thousand at December 31, 2005.

Inventory and accounts receivable (from product revenues) turnover ratios and their changes for the nine months ended September 30 are as follows:
	2006	2005	Change
Inventory	2.40	1.80	0.60
Accounts receivable (from product revenues)	6.93	6.47	0.46

The increase in the inventory turnover ratio is a result of higher sales volume combined with decrease in average inventory.

The increase in the accounts receivable turnover year to date is chiefly a result of international sales that either were paid upon order or were secured by 30-day letters of credit.

Cash flow used by operating activities was $10,002 thousand for the nine months ended September 30, 2006 compared with $10,418 thousand in 2005. This cash use decrease of $416 thousand reflects an increase in cash expenditures of approximately $788 thousand, coupled with net balance sheet changes cash source of $1,204 thousand, reflecting the timing of cash payments and receipts.

Capital expenditures were $867 thousand during the nine months ended September 30, 2006, an increase of $146 thousand from the prior year. Capital expenditures in 2006 included leasehold improvements, furniture, computer equipment, software, and manufacturing and laboratory equipment. Outstanding commitments for capital expenditures as of September 30, 2006 totaled $346 thousand and include commitments for manufacturing and laboratory equipment. The Company expects to finance these expenditures with current cash and cash equivalents, the sale of securities available for sale, equity financing and other sources, as appropriate and to the extent available.

Pursuant to additional investment rights, Fletcher has the right, but not the obligation, to purchase, in a single purchase or multiple purchases, up to an additional $20 million of our common stock at any time prior to December 31, 2006 at a price per share equal to $6.023 (as adjusted from $6.34), which date and price may be extended and adjusted under certain circumstances.

During 2006, the Company sold 903,500 shares of Plug Power common stock with gross proceeds totaling $5,415 thousand and gains totaling $3,810 thousand. These proceeds reflect the Company's previously announced strategy to raise additional capital through the sale of Plug Power stock in order to fund its micro fuel cell operations. Taxes on the net gains are expected to be offset by the Company's operating losses. As of September 30, 2006, the Company estimates its remaining net operating loss carry forwards to be approximately $45,938 thousand.

Contractual Obligations

Contractual obligations as of September 30, 2006, under agreements with non-cancelable terms are as follows:
	Payments Due by Period
(Dollars in thousands)	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Contractual obligations:
Operating leases	$ 1,342	$ 585	$ 704	$ 53	$ -
Purchase obligations	2,585	2,525	60	-	-
License obligations (A), (B), (C)	1,005	25	80	200	700
Total	$ 4,932	$ 3,135	$ 844	$ 253	$ 700

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

(C) Under the New York State Energy Research and Development Authority ("NYSERDA") contract, MTI Micro agreed to pay NYSERDA a royalty of 5.0% of the sales price of any product sold incorporating IP developed pursuant to the NYSERDA contract. If the product is manufactured by a New York State manufacturer, this royalty is reduced to 1.5%. Total royalties are subject to a cap equal to two times the total contract funds paid by NYSERDA to MTI Micro, and may be reduced to reflect any New York State jobs created by MTI Micro.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R) ("SFAS No. 158"). Among other items, SFAS No. 158 requires recognition of the overfunded or underfunded status of an entity's defined benefit postretirement plan as an asset or liability in the financial statements, requires the measurement of defined benefit postretirement plan assets and obligations as of the end of the employer's fiscal year, and requires recognition of the funded status of defined benefit postretirement plans in other comprehensive income. This Statement is effective for fiscal years ending after December 15, 2006. Since the Company does not maintain any defined benefit or other postretirement plans, the adoption of this Statement is not expected to have a material effect on the Company's Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on the Company's Consolidated Financial Statements.

In September 2006, the SEC issued SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements ("SAB 108"). SAB 108 provides guidance on the consideration of the effects of prior year misstatements in quantifying current year misstatements for the purpose of determining whether the current year's financial statements are materially misstated. This Bulletin is effective for fiscal years ending after November 15, 2006. The Company will adopt SAB 108 as of January 1, 2007, but it is not expected that the adoption of this Bulletin will have a material impact on the Company's Consolidated Financial Statements.

In July 2006, the FASB issued FASB Staff Position ("FSP") FIN 48, Accounting for Uncertainty in Income Taxes ("FSP FIN 48") an interpretation of SFAS No. 109 Accounting for Income Taxes. FSP FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Interpretation 48 is effective for fiscal years beginning after December 15, 2006; therefore, we will be required to adopt this Interpretation in the first quarter of 2007. We are currently evaluating FSP FIN 48 but have not yet determined the impact, if any; the adoption of this Interpretation will have on the Company's Consolidated Financial Statements.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets-an amendment of FASB

Statement No. 140 ("SFAS No. 156") that provides guidance on accounting for separately recognized servicing assets and servicing liabilities. In accordance with the provisions of SFAS No. 156, separately recognized servicing assets and servicing liabilities must be initially measured at fair value, if practicable. Subsequent to initial recognition, the Company may use either the amortization method or the fair value measurement method to account for servicing assets and servicing liabilities within the scope of this Statement. An entity should adopt the Statement as of the beginning of its first fiscal year that begins after June 15, 2006, so the Company will adopt SFAS No. 156 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the Company's Consolidated Financial Statements.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140 ("SFAS No. 155"), to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after June 15, 2006. The Company will adopt SFAS No. 155 in fiscal year 2007. The adoption of this Statement is not expected to have a material effect on the Company's Consolidated Financial Statements.

In April 2006, the FASB issued FSP FIN 46(R)-6, Determining the Variability to Be Considered in Applying FASB Interpretation No. 46(R) ("FSP FIN 46(R)-6"), that will become effective beginning third quarter of 2006. FSP FIN No. 46(R)-6 clarifies that the variability to be considered in applying this Interpretation shall be based on an analysis of the design of variable interest entity. The adoption of this FSP is not expected to have a material effect on the Company's Consolidated Financial Statements.

In the first quarter of 2006, the Company adopted SFAS No. 154, Accounting Changes and Error Corrections-a replacement of APB Opinion No. 20 and FASB Statement No. 3 ("SFAS No. 154"). SFAS No. 154 changed the requirements for the accounting for and reporting of a voluntary change in accounting principle. The adoption of this Statement did not affect the Company's Consolidated Financial Statements in the period of adoption. Its effects on future periods will depend on the nature and significance of any future accounting changes subject to this statement.

Beginning January 2006, the Company adopted SFAS No. 151, Inventory Costs-an amendment of ARB No. 43, Chapter 4 ("SFAS No. 151"). SFAS No. 151 requires certain abnormal expenditures to be recognized as expenses in the current period versus being capitalized in inventory. It also requires that the amount of fixed production overhead allocated to inventory be based on the normal capacity of the production facilities. The adoption of this statement did not have a material effect on the Company's Consolidated Financial Statements.

Beginning January 2006, the Company adopted FSP FIN 47, Accounting for Conditional Asset Retirement Obligations, which is an interpretation of SFAS No. 143, Accounting for Asset Retirement Obligations. The interpretation requires a liability for the fair value of a conditional asset retirement obligation be recognized if the fair value of the liability can be reasonably estimated. The adoption of this statement did not have a material effect on the Company's Consolidated Financial Statements.

Beginning January 2006, the Company adopted SFAS No. 153, Exchanges of Non-monetary Assets ("SFAS No. 153"), an amendment of APB Opinion No. 29. SFAS No. 153 which addresses the measurement of exchanges of non-monetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. The adoption of this statement did not affect the Company's Consolidated Financial Statements in the period of adoption. Its effects on future periods will depend on the nature and significance of any future transactions subject to this statement.

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

The Company's issued derivative consisted of rights to purchase shares of the Company's common stock and Plug Power common stock owned by the Company. The fair value of the embedded derivative for the right to purchase Plug Power common stock was recorded in the financial statement line titled "Derivative liability" until its exercise date during June 2005. This derivative, prior to its exercise, was valued on a quarterly basis using a Black-Scholes option-pricing model and upon its exercise on June 24, 2005 was valued using the intrinsic value method. The Company recognized changes in fair value through the operating statement line titled "Gain (loss) on derivatives." The Company does not use derivative financial instruments for speculative or trading purposes.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company's fiscal quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

As of September 30, 2006, we had an accumulated deficit of $92,049 thousand. For the nine months ended September 30, 2006, our net loss was $10,331 thousand, which includes a net gain of $3,810 thousand from sales of securities available for sale and an operating loss of $13,762 thousand. We expect to continue incurring net losses from operations until we can produce sufficient revenues to cover costs. In order to achieve profitability, we must successfully achieve all or some combination of the following:

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

A primary asset of the Company is the shares of Plug Power common stock it owns. As of September 30, 2006, the Company owned 2,789,936 shares of common stock in Plug Power, which is a publicly traded company. The market price of the Plug Power common stock may fluctuate due to market conditions and other conditions over which the Company has no control. Fluctuations in the market price of Plug Power's common stock may result in a reduction of resources available to fund operations which could result in our requiring additional funding sooner than anticipated.

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

Item 6. Exhibits
Exhibit No.	Description
10.143 (1)	Amendment No. 3 to the Strategic Alliance Agreement dated September 13, 2006, between MTI MicroFuel Cells Inc. and The Gillette Company.
31.1	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Steven N. Fischer
31.2	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Cynthia A. Scheuer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Steven N. Fischer
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Cynthia A. Scheuer

(1) A confidential treatment request with respect to certain portions has been filed with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mechanical Technology Incorporated
November 9, 2006 (Date)	/s/ Steven N. Fischer Steven N. Fischer Chief Executive Officer

November 9, 2006 (Date)	/s/ Cynthia A. Scheuer Cynthia A. Scheuer Vice President, Chief Financial Officer and Secretary