Form 10-Q
period 2007-03-31
MECHANICAL TECHNOLOGY INC
filed 2007-05-09
CIK 64463

=====================================================================

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

/X/ Quarterly report pursuant to Section 13 or 15 (d) of the Securities

Exchange Act of 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2007
Common Stock, $0.01 Par Value	38,070,963 Shares

=====================================================================

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of March 31, 2007 and December 31, 2006 (Unaudited)

(Dollars in thousands)

	March 31,	December 31,
	2007	2006
Assets
Current Assets:
Cash and cash equivalents	$ 9,885	$ 14,545
Securities available for sale	8,184	10,075
Accounts receivable	1,328	1,613
Inventories, net	1,203	1,216
Prepaid expenses and other current assets	775	442
Total Current Assets	21,375	27,891

Property, plant and equipment, net	2,683	2,926
Deferred income taxes	2,252	2,994
Total Assets	$ 26,310	$ 33,811
Liabilities and Shareholders' Equity

Current Liabilities:
Accounts payable	$ 462	$ 651
Accrued liabilities	2,466	2,470
Deferred revenue	254	866
Income taxes payable	14	90
Deferred income taxes	2,252	2,994
Total Current Liabilities	5,448	7,071
Long-Term Liabilities:
Uncertain tax position liability	188	-
Derivative liability	2,695	3,664
Total Liabilities	8,331	10,735
Commitments and Contingencies
Minority interests	140	205
Shareholders' Equity
Common stock, par value $.01 per share, authorized 75,000,000;
46,084,678 issued in 2007 and 46,084,678 issued in 2006	461	461
Paid-in-capital	130,685	130,565
Accumulated deficit	(98,647)	(95,385)
Accumulated Other Comprehensive Income:
Unrealized gain on securities available for sale, net of tax	(906)	984

Common stock in treasury, at cost, 8,040,736 shares in 2007 and 2006	(13,754)	(13,754)
Total Shareholders' Equity	17,839	22,871
Total Liabilities and Shareholders' Equity	$ 26,310	$ 33,811

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended
	March 31,	March 31,
	2007	2006

Product revenue	$ 1,701	$ 1,513
Funded research and development revenue	615	45
Total revenue	2,316	1,558
Operating costs and expenses:
Cost of product revenue	738	539
Research and product development expenses:
Funded research and product development	224	210
Unfunded research and product development	3,398	2,350
Total research and product development expenses	3,622	2,560
Selling, general and administrative expenses	2,456	3,060
Operating loss	(4,500)	(4,601)
Gain on derivatives	969	-
Gain on sale of securities available for sale	-	1,266
Other income, net	141	71
Loss before income taxes and minority interests	(3,390)	(3,264)
Income tax expense	(11)	(569)
Minority interests in losses of consolidated subsidiary	245	402
Net loss	$ (3,156)	$ (3,431)
Loss per Share (Basic and Diluted):
Loss per share	$ (0.08)	$ (0.11)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

AND COMPREHENSIVE LOSS (Unaudited)

(Dollars in thousands)

	Three months ended
	March 31,	March 31,
	2007	2006
Common Stock
Balance, beginning	$ 461	$ 390
Issuance of shares - options	-	1
Balance, ending	$ 461	$ 391
Paid-In Capital
Balance, beginning	$ 130,565	$ 122,095
Issuance of shares - options	-	265
MTI MicroFuel Cell investment	(180)	(358)
Share-based compensation	300	401
Elimination of unearned compensation due to change in accounting principle	-	(80)
Balance, ending	$ 130,685	$ 122,323
Accumulated Deficit
Balance, beginning	$ (95,385)	$ (81,718)
Cumulative effect of adoption of FIN 48	(106)	-
Net loss	(3,156)	(3,431)
Balance, ending	$ (98,647)	$ (85,149)
Accumulated Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Securities Available for Sale, Net of Taxes
Balance, beginning	$ 984	$ 5,983
Less reclassification adjustment for gains included in net income (net of taxes of $0 in
2007 and $526 in 2006)	-	(491)
Change in unrealized gain on securities available for sale (net of taxes of $0 in 2007
and $0 in 2006)	(1,890)	(441)
Balance, ending	$ (906)	$ 5,051
Restricted Stock Grants - Unearned Compensation
Balance, beginning	$ -	$ (80)
Elimination of unearned compensation due to change in accounting principle	-	80
Issuance of shares	-	-
Grants amortization	-	-
Balance, ending	$ -	$ -
Treasury Stock
Balance, beginning	$ (13,754)	$ (13,754)
Balance, ending	$ (13,754)	$ (13,754)
Total Shareholders' Equity
Balance, ending	$ 17,839	$ 28,862
Total Comprehensive (Loss)
Net loss	$ (3,156)	$ (3,431)
Other comprehensive (loss)
Less reclassification adjustment for gains included in net income, net of taxes	-	(491)
Change in unrealized gain on securities available for sale, net of taxes	(1,890)	(441)
Total comprehensive loss	$ (5,046)	$ (4,363)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Three months ended
	March 31, 2007	March 31, 2006
Operating Activities
Net loss	$ (3,156)	$ (3,431)
Adjustments to reconcile net loss to net cash used by operations:
Gain on derivatives	(969)	-
Minority interests in losses of consolidated subsidiary	(245)	(402)
Depreciation and amortization	293	281
Gain on sale of securities available for sale	-	(1,266)
Allowance for bad debts	-	(1)
Loss on disposal of fixed assets	-	21
Deferred income taxes	-	503
Stock based compensation	300	401
Changes in operating assets and liabilities:
Accounts receivable	285	271
Other receivables - related parties	-	(168)
Inventories	13	52
Prepaid expenses and other current assets	(333)	(379)
Accounts payable	(188)	404
Income taxes payable	6	42
Accrued liabilities - related parties	-	(2)
Deferred revenue	(612)	48
Accrued liabilities	(4)	239
Net cash used by operating activities	(4,610)	(3,387)
Investing Activities
Purchases of property, plant and equipment	(50)	(262)
Proceeds from sale of property plant equipment	-	2
Proceeds from sale of securities available for sale	-	1,805
Net cash (used) provided by investing activities	(50)	1,545
Financing Activities
Proceeds from stock option exercises	-	266
Net cash provided by financing activities	-	266
Decrease in cash and cash equivalents	(4,660)	(1,576)
Cash and cash equivalents - beginning of period	14,545	11,230
Cash and cash equivalents - end of period	$ 9,885	$ 9,654

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. Basis of Presentation

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP") have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2006 has been derived from the Company's audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. All other information has been derived from the Company's unaudited condensed consolidated financial statements for the periods as of and ended March 31, 2007 and 2006.

Liquidity

The Company has incurred significant losses as it continues to fund its subsidiary MTI MicroFuel Cells Inc. ("MTI Micro"), in MTI Micro's Direct Methanol Fuel Cell ("DMFC") product development and commercialization programs. The Company expects that losses will continue and fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, sales of securities available for sale, the operating results of its subsidiaries MTI Instruments, Inc. ("MTI Instruments") and MTI Micro, and the availability, or lack thereof, of equity financing and the ability to attract government funding resources to fund research and development costs. The Company anticipates that it will continue incurring losses as it seeks to develop and commercialize its DMFC systems. It expects to continue funding its operations from current cash and cash equivalents, the sale of securities available for sale, government research program funding and the proceeds, if any, from potential equity offerings by the Company.

At March 31, 2007 the Company had cash, cash equivalents and securities available for sale in the amount of $18,069 thousand and working capital of $15,927 thousand. The failure to raise the funds necessary to finance our future cash requirements could adversely affect the Company's ability to pursue its strategy and could negatively affect the Company's operations in future periods.

2. Significant Accounting Policies

Changes in significant accounting policies since December 31, 2006 are as follows:

The Company adopted Financial Accounting Standards Board ("FASB") Interpretation No. 48, Accounting for Uncertainty in Income Taxes, ("FIN 48") on January 1, 2007, the first day of its 2007 fiscal year. FIN 48 is an interpretation of Statement of Financial Accounting Standard ("SFAS") No. 109, Accounting for Income Taxes, which seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a "more likely than not" threshold. The Company recorded the cumulative effect of applying FIN 48, of $106 thousand as an adjustment to the opening balance of retained earnings as of January 1, 2007. See Footnote No. 6, "Income Taxes," for additional information.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140 ("SFAS No. 155"), to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after June 15, 2006. The adoption of this Statement on January 1, 2007 did not impact the Company's Consolidated Financial Statements

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3. Accounts Receivable and Allowance for Doubtful Accounts

Receivable balances, which are derived from activity at both the Instrumentation and New Energy segments, consist of the following at:

	March 31,	December 31,
(Dollars in thousands)	2007	2006
U.S. and State Government:
Amount billed	$ 384	$ 9
Amount billable	1	194
Total U.S. and State Government	385	203
Commercial	943	1,410
Sub Total	1,328	1,613
Allowance for bad debts	-	-
Total	$ 1,328	$ 1,613

The balances billed but not paid by customers pursuant to retainage provisions in contracts are due upon completion of the contracts and acceptance by the customer. Based upon the Company's experience, most retainage amounts are expected to be collected within the ensuing year.

4. Inventories

Inventories, net consist of the following at:
	March 31,	December 31,
(Dollars in thousands)	2007	2006
Finished goods	$ 325	$ 279
Work-in-process	221	238
Raw materials, net	657	699
	$ 1,203	$ 1,216

5. Securities Available for Sale

Securities available for sale are classified as current assets and accumulated net unrealized gains (losses) are charged to other comprehensive income (loss).

The principal components of the Company's securities available for sale consist of the following at:

(Dollars in thousands, except stock price and share data)
				Quoted
				Market
	Book	Unrealized	Recorded	Price Per
Security	Basis	Gain	Fair Value	NASDAQ	Ownership	Shares
March 31, 2007
Plug Power	$ 4,602	$ 3,582	$ 8,184	$ 3.16	2.99%	2,589,936
December 31, 2006
Plug Power	$ 4,602	$ 5,473	$ 10,075	$ 3.89	2.99%	2,589,936

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The book basis roll forward of our Plug Power Inc. available for sale securities is as follows:

Plug Power - Current
(Dollars in thousands)	March 31,	December 31,
	2007	2006
Securities available for sale, beginning of period	$ 4,602	$ 6,562
Sale of shares	-	(1,960)
Securities book basis	4,602	4,602
Unrealized gain on securities available for sale	3,582	5,473
Securities available for sale, end of period	$ 8,184	$ 10,075

Accumulated unrealized gains related to securities available for sale are as follows:
	March 31,	December 31,
(Dollars in thousands)	2007	2006
Accumulated unrealized gains	$ 3,582	$ 5,473
Accumulated deferred tax expense on unrealized gains	(4,488)	(4,489)
Accumulated net unrealized gains	$ (906)	$ 984

6. Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007, the first day of its 2007 fiscal year. As a result of the implementation of FIN 48, we recorded a $106 thousand increase in the net liability for uncertain tax positions, which was recorded as an adjustment to the opening balance of retained earnings on January 1, 2007. Additionally, the same tax position that triggered the Company's FIN 48 adoption charge caused the Company to reclass $80 thousand from current income taxes payable to non-current liabilities for uncertain tax positions. The total amount of unrecognized tax benefits as of January 1, 2007 and March 31, 2007, was approximately $1.8 million. In future periods, if these unrecognized benefits become supportable, the Company may not recognize a change in its effective rate as long as it remains in a full valuation allowance position. As of March 31, 2007, there have been no material changes to the liability for uncertain tax positions from the date of the Company's adoption. Included in the balance of unrecognized tax benefits at January 1, 2007, is $239 thousand related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents unrecognized tax benefits comprising potential recognition for tax purposes of losses in a partnership in which the Company held a minority stake.

In accordance with our accounting policy, we recognize interest and penalties related to uncertain tax benefits as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. As of January 1, 2007, accrued interest included in Uncertain Tax Position Liability totaled $30 thousand. Our Condensed Consolidated Statement of Operations for the quarter ended March 31, 2007, and our Condensed Consolidated Balance Sheet as of that date include interest of $4 thousand and $34 thousand, respectively.

The Company files income tax returns, including returns for our subsidiaries, with federal and state jurisdictions. The Company is no longer subject to IRS examination for its federal returns for any periods prior to 2003, although carryforward attributes that were generated prior to 2003 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period. The Company has an ongoing tax examination by New York State for the years 2002 through 2004. We do not believe that the net outcome of this examination will have a material impact on our financial statements.

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company's effective income tax (expense) benefit rate from operations differed from the Federal statutory rate as follows:

	Three months ended
	March 31,	March 31,
	2007	2006
Federal statutory tax rate	34.00%	34.00%
State taxes, net of federal tax effect	5.79	4.67
Change in valuation allowance	(51.43)	(39.30)
Disproportionate tax effect of reclassification
adjustment for gains included in net loss	-	(16.12)
Permanent tax difference on derivative valuation	11.43	-
Other expense, net	(0.12)	(0.69)
Tax rate	(0.33)%	(17.44)%

Income tax (expense) benefit consists of the following:

	Three months ended
(Dollars in thousands)	March 31,	March 31,
	2007	2006
Operations before minority interest
Federal	$ -	$ -
State	(11)	(66)
Deferred	-	(503)
Total	$ (11)	$ (569)
Income tax benefit (expense) allocated directly to shareholders' equity:
Change in unrealized (gain) loss on securities available for sale:
Tax effect of reclassification adjustment for gains included in net loss	$ -	$ 526

The valuation allowance at March 31, 2007 and December 31, 2006 was $19,382 and $18,815 thousand, respectively, and represents a full valuation allowance. The valuation allowance at March 31, 2007 and December 31, 2006 reflects the estimate that it is more likely than not that the net deferred tax assets in excess of deferred tax liabilities may not be realized.

7. Shareholders' Equity

Common Shares

Changes in common shares issued are as follows:
	Three Months Ended	Year Ended
	March 31,	December 31,
	2007	2006
Balance, beginning	46,084,678	38,965,937
Issuance of shares for stock option exercises	-	719,791
Issuance of shares for restricted and unrestricted stock grants	-	76,080
Issuance of shares for capital raise	-	6,055,556
Issuance of shares for anti-dilution penalty	-	267,314
Balance, ending	46,084,678	46,084,678

Treasury Stock

Changes in treasury stock shares are as follows:

	Three Months Ended	Year Ended
	March 31,	December 31,
	2007	2006
Balance, beginning	8,040,736	8,040,736
Balance, ending	8,040,736	8,040,736

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Warrants Issued

On December 20, 2006, the Company issued warrants to investors to purchase 3,027,778 shares of the Company's common stock at an exercise price of $2.27 per share. The estimated fair value of this warrant at the date issued was $1.27 per share, using a Black-Scholes Option Pricing Model and assumptions similar to those used for valuing the Company's share-based compensation. The fair value of the derivative is recorded in the "Derivative liability" line on its financial statements, and is valued quarterly using the Black-Scholes Option Pricing Model. The Company recognizes changes in fair value through the operating statement line titled "Gain (loss) on derivatives". These valuations will continue until expiration or exercise of the warrants. The warrants cannot be exercised until June 20, 2007 and expire on December 19, 2011.

Reservation of Shares

The Company has reserved common shares for future issuance as of March 31, 2007 as follows:
Stock options outstanding	5,576,732
Stock options available for issuance	2,017,266
Warrants outstanding	3,027,778
Number of common shares reserved	10,621,776

8. Loss per Share

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations:

(Dollars in thousands, except shares)	Three months ended
	March 31, 2007	March 31, 2006
Numerator
Net loss	$ (3,156)	$ (3,431)
Denominator:
Basic EPS:
Common shares outstanding, beginning of period	38,043,942	30,925,201
Weighted average common shares issued during the period	-	21,065
Less: Non-vested restricted stock	(5,000)	(50,000)
Denominator for basic earnings per common share -
Weighted average common shares	38,038,942	30,896,266
Diluted EPS:
Common shares outstanding, beginning of period	38,043,942	30,925,201
Weighted average common shares issued during the period	-	21,065
Less: Non-vested restricted stock due to anti-dilutive effect (net loss)	(5,000)	(50,000)
Denominator for diluted earnings per common share -
Weighted average common shares	38,038,942	30,896,266

At March 31, 2007, options to purchase 5,576,732 shares of the Company's common stock at prices ranging from $0.56 to $20.92 per share, unvested restricted common shares, and options to purchase 29,168 shares of MTI Micro common stock at prices from $2.39 to $4.66 per share were outstanding but were not included in the computation of earnings per share-assuming dilution because the Company incurred a net loss during this period and their inclusion would be anti-dilutive. The Company also has 3,027,778 warrants outstanding as of March 31, 2007; however, these were excluded in the computation earnings per share because they are not eligible to be exercised until June 20, 2007.

At March 31, 2006, options to purchase 5,363,371 shares of the Company's common stock at prices ranging from $0.54 to $20.92 per share, additional investment rights to purchase approximately 3,320,604 shares ($20,000,000 divided by $6.023 per share) of common stock with an exercise price of $6.023 per share and options to purchase 68,002 shares of MTI Micro common stock at prices from $2.39 to $4.66 per share were outstanding but were not included in the computation of earnings per share-assuming dilution because the Company incurred a loss from continuing operations during this period and inclusion would be anti-dilutive. The investment rights expired unexercised on December 31, 2006.

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9. Stock-based Compensation

Under our equity incentive compensation plans, the Company has issued time-vesting and performance-based stock options and time-vesting and performance-based restricted stock awards. Awards are typically settled using newly issued shares. The maximum contractual term of stock options granted under the Company's equity incentive plans is 7 to 10 years, depending upon the plan. During the first quarter of 2007, the Company granted approximately 439,000 stock options with a weighted average fair value per share of $0.77. The total number of outstanding non-vested restricted stock awards was 5,000 at March 31, 2007 and December 31, 2006.

Total share-based compensation expense, related to all of the Company's share-based awards, recognized for the three months ended March 31, 2007 and 2006 was comprised as follows (in thousands):

	Three months ended
	March 31,	March 31,
	2007	2006

Unfunded research and product development	$ (6) B	$ 100
Selling, general and administrative	306	301
Share-based compensation expense before taxes	300	401
Related income tax benefits A	-	-
Share-based compensation expense, net of taxes	$ 300	$ 401

A Income tax effect is zero due to the Company maintaining a full valuation allowance.

B Expense was negative for period due to the impact of option forfeiture expense reversals for unvested options exceeding the recurring expense for the period.

Unrecognized compensation costs related to non-vested awards as of March 31, 2007 is $2,335 thousand for stock options and $6 thousand for restricted stock, and is expected to be recognized on a weighted average vesting period of approximately 1.1 years.

The fair value of options and restricted stock awards is estimated on the date of grant using a Black-Scholes Pricing Model with the following weighted average assumptions:
	Three months ended
	March 31,	March 31,
	2007	2006
Expected life of options	3.5 years	5.2 years
Risk free interest rate	4.51%	4.95%
Expected volatility of stock	75.23%	79.80%
Expected dividend yield	None	None

10. Cash Flows - Supplemental Information
	Three months ended
	March 31,	March 31,
(Dollars in thousands)	2007	2006
Non-cash Operating, Investing and Financing Activities:
Change in investment and paid-in-capital resulting from other investors'
activity in MTI Micro stock	$ (180)	$ (358)

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

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The accounting policies of the New Energy and Test and Measurement Instrumentation segments are consistent with those described in the summary of significant accounting policies. The Company evaluates performance based on profit or loss from operations before income taxes, accounting changes, items management does not deem relevant to segment performance, and interest income and expense. Inter-segment sales and expenses are not significant.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate-related items and items such as income taxes or unusual items, which are not allocated to reportable segments. The "Reconciling Items" column includes minority interests in a consolidated subsidiary. In addition, segments' non-cash items include any depreciation and amortization in reported profit or loss. The New Energy segment figures include the Company's micro fuel cell operations, equity securities of Plug Power, and gains on the sale of these securities.

(Dollars in thousands)		Test and			Condensed
		Measurement		Reconciling	Consolidated
	New Energy	Instrumentation	Other	Items	Totals
Three months ended March 31, 2007
Product revenue	$ -	$ 1,701	$ -	$ -	$ 1,701
Funded research and development revenue	615	-	-	-	615
Research and product development expenses	3,269	353	-	-	3,622
Selling, general and administrative expenses	618	631	1,207	-	2,456
Segment loss from operations before income
taxes and minority interests	(4,058)	(148)	(153)	-	(4,359)
Segment (loss) profit	(4,058)	(148)	805	245	(3,156)
Total assets	10,833	2,752	12,725	-	26,310
Securities available for sale	8,184	-	-	-	8,184
Capital expenditures	31	2	17	-	50
Depreciation and amortization	183	27	83	-	293

Three months ended March 31, 2006
Product revenue	$ -	$ 1,513	$ -	$ -	$ 1,513
Funded research and development revenue	45	-	-	-	45
Research and product development expenses	2,253	307	-	-	2,560
Selling, general and administrative expenses	1,087	536	1,437	-	3,060
Gain on sale of securities available for sale	1,266	-	-	-	1,266 490
Segment loss from operations before income
taxes and minority interests	(2,760)	52	(556)	-	(3,264)
Segment (loss) profit	(2,760)	52	(1,125)	402	(3,431)
Total assets	19,061	1,734	16,402	-	37,197
Securities available for sale	16,950	-	-	-	16,950
Capital expenditures	224	27	11	-	262
Depreciation and amortization	140	22	119	-	281

The following table presents the details of "Other" segment profit (loss):
	Three months ended
(Dollars in thousands)	March 31,	March 31,
	2007	2006
Corporate and other (expenses) income:
Depreciation and amortization	$ (83)	$ (119)
Interest income	138	101
Gain on derivatives	969	-
Income tax expense	(11)	(569)
Other income expense, net	(208)	(538)
Total corporate and other (expenses) income	$ 805	$ (1,125)

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

12. Restructuring

In March 2007, the Company announced suspension of MTI Micro's High Power DMFC program in response to decreased funding and sales opportunities in the military market. In connection with this action, the Company accrued restructuring charges of $344 thousand pre-tax, consisting primarily of cash-based employee severance and benefit costs related to the reduction of 23 positions within its New Energy segment and Corporate staff. Restructuring expenses were classified as selling, general and administrative expenses within the Company's Condensed Consolidated Statements of Operations for the period. As of March 31, 2007, all employees participating in this reduction in force had been terminated or notified of their future termination date. For the three months ended March 31, 2007, the Company has paid $44 thousand in employee severance and benefit costs. The remaining accrual at March 31, 2007 was $300 thousand, and the Company expects a majority of this remaining accrual to be paid during 2007.

13. Effect of Recent Accounting Pronouncements

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

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Future minimum rental payments required under non-cancelable operating leases are (dollars in thousands): $280 remaining in 2007, $372 in 2008, $337 in 2009 and $0 in years 2010 through 2012.

Warranties

Below is a reconciliation of changes in product warranty liabilities:
	Three months ended	Year ended
	March 31,	December 31,
(Dollars in thousands)	2007	2006
Balance, January 1	$ 19	$ 20
Accruals for warranties issued	17	25
Accruals related to pre-existing warranties (including changes in estimates)	-	(12)
Settlements made (in cash or in kind)	(24)	(14)
Balance, end of period	$ 12	$ 19

License and Royalty Agreements

The Company licenses, on a non-exclusive basis, certain DMFC technology from Los Alamos National Laboratory ("LANL"). Under this agreement, the Company is required to pay future minimum annual license fees as follows:

License Year	License Fee	License Year	License Fee
2008	$ 35,000	2012	$ 85,000
2009	$ 45,000	2013	$ 100,000
2010	$ 50,000	2014-2019	$ 100,000
2011	$ 65,000

Effective, July 6, 2005, MTI Micro entered into an exclusive field-of-use patent license agreement with LANL. Under this agreement, MTI Micro paid a non-refundable License Issue Fee of $30 thousand upon execution of such agreement.

Under both LANL licenses, license payments made in any year can be applied against royalties due with total annual fees in any year not to exceed $1 million. Also under both LANL licenses, once products are being sold, royalties will be based on 3% of the first $50 million of net sales, 2% on net sales in excess of $50 million but less than $100 million and 1% on net sales in excess of $100 million. Any royalties due shall not exceed 2% of net sales.

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

Employment Agreements

The Company has employment agreements with certain employees that provide severance payments, certain other payments, accelerated vesting and exercise extension periods of certain options upon termination of employment under certain circumstances, as defined in the applicable agreements. As of March 31, 2007, the Company's potential minimum obligation to these employees was approximately $876 thousand.

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Contract Losses

During 2005, MTI Micro entered into a fixed price contract with Saft America, Inc. ("SAFT") under a U.S. Army Communication-Electronics Command contract. The total fixed price to be paid at the completion was amended on November 14, 2006 from $470 thousand to $418 thousand, in recognition of the elimination of Milestone 4. MTI Micro estimated and incurred costs in excess of this revised contract value of $66 thousand, and accrued this amount for the anticipated cost overrun for this project at December 31, 2006. The project was completed during February 2007, and as of March 31, 2007, no amounts are accrued for anticipated losses to complete open contracts.

15. Issuance of Stock by Subsidiary

MTI Micro was formed on March 26, 2001 and as of March 31, 2007 the Company owns approximately 95% of MTI Micro's outstanding common stock.

On March 1, 2007, MTI Micro issued 682 shares of its common stock at a price of $0.98 per share to the Company as compensation for the minority shareholder benefit in connection with the Company issuing Company options to MTI Micro employees, and on March 31, 2007, MTI Micro issued 4,243,721 shares of its common stock at a price of $0.84 per share to the Company in connection with the conversion of its $3,550 thousand loan receivable to equity.

On March 31, 2006, MTI Micro issued 1,400,000 shares of its common stock at a price of $2.50 per share to the Company in connection with the conversion of its $3,500 thousand loan receivable to equity.

The (decrease) increase in the Company's paid-in-capital of $(180) and $(358) thousand in 2007 and 2006, respectively, represents the changes in the Company's equity investment in MTI Micro, which resulted from the (anti-dilutive)/dilutive impact of the Company's investments into and third-party stock transactions in MTI Micro stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2006 contained in our 2006 Annual Report on Form 10-K.

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

At its MTI Micro subsidiary, the Company is principally focused on the development and commercialization of advanced cord-free rechargeable power pack technology for portable electronics. MTI Micro has developed a patented, proprietary direct methanol fuel cell ("DMFC") technology called Mobion®, which generates electrical power using up to 100% methanol as fuel. MTI Micro's Mobion® technology is intended to replace current lithium-ion and similar rechargeable battery systems currently used by original equipment manufacturers ("OEM" or"OEMs") in many handheld electronic devices such as a personal digital assistant ("PDA"), Smart Phones and other accessories. The Company formed MTI Micro as a subsidiary on March 26, 2001 and currently owns approximately 95% of the outstanding common stock of MTI Micro. The remaining 5% is owned by strategic partners, other investors, and MTI Micro employees. In addition, employees of MTI Micro hold options to purchase shares of MTI Micro common stock representing approximately 0.09% of MTI Micro's outstanding common stock on a fully diluted basis as of March 31, 2007. Such options are vested or will vest within the next two years.

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

Several key indicators of our liquidity are summarized in the following table:
(Dollars in thousands)	Three months ended
	March 31,	March 31,
	2007	2006
Unrestricted cash, cash equivalents and marketable securities	$ 18,069	$ 26,604
Working capital	15,927	21,089
Net loss	(3,156)	(3,431)
Net cash used in operating activities	(4,610)	(3,387)
Cash used to purchase of property, plant and equipment	(50)	(262)

From inception through March 31, 2007, the Company has incurred net losses of $98,647 thousand and expects to incur losses as it continues micro fuel cell product development and commercialization programs. The Company expects that losses will continue and fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, sales of securities available for sale and the operating results of MTI Instruments and MTI Micro.

Restructuring

In March 2006, the Board of Directors of the Company announced a plan (the "Plan") to suspend the high power development program of MTI Micro, which was initiated in response to decreased funding and fewer sales opportunities in the military market. The Plan when fully implemented will reduce MTI Micro's workforce by 20%, with the intention of significantly reducing our cash burn while maintaining the research, development and commercialization capabilities needed to advance the Company's consumer market programs. We expect our restructuring initiatives to deliver in excess of $5,400 thousand of annual employee-related and development program expense reductions when fully realized. We expect that the implemented Plan will result in expense reductions for the remainder of 2007 in the range of $4,100 thousand. Based upon the Company's original 2007 forecasts, we believed that we would have adequate resources to fund operations and capital expenditures through May of 2008, relying on all current cash and marketable securities available at December 31, 2006. Subsequent to the initiation of this Plan, the Company now believes it will have adequate resources to fund operations and capital expenditures through October of 2008, taking into consideration the effects of the Plan and relying on all current cash and marketable securities available at March 31, 2007.

The Company expects to incur total restructuring charges and other costs to implement the Plan, primarily for employee-related costs, including severance and other termination benefits of approximately $344 thousand. Through March 31, 2007, the Company has incurred total costs to implement actions associated with the Plan of $44 thousand. We expect to incur a majority of the remaining costs under this plan during the remainder of 2007.

Critical Accounting Policies and Significant Judgments and Estimates

The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Note 1 to the consolidated financial statements of the Company's 2006 Annual Report on Form 10-K includes a summary of the Company's most significant accounting policies. Except for income taxes, there have been no material changes to the critical accounting policies previously disclosed in our 2006 Annual Report on Form 10-K. The methodology applied to management's estimate for income taxes has changed due to the implementation of a new accounting pronouncement as described below. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, inventories, securities available for sale, income taxes, share-based compensation and derivatives. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management reviews critical accounting estimates with the Audit Committee of the Company's Board of Directors.

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 ("FIN 48"), which became effective for us beginning in fiscal 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The impact of our reassessment of our tax positions in accordance with FIN 48 did not have a material impact on our results of operations, financial condition or liquidity.

For additional information regarding the adoption of FIN 48, see Note 6 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Discussion and Analysis of Results of Operations

Results of Operations for the Three Months Ended March 31, 2007 Compared to the Three Months Ended March 31, 2006

The following is management's discussion and analysis of certain significant factors which have affected the Company's results of operations for the three months ended March 31, 2007 compared to the three months ended March 31, 2006.

Product Revenue. Product revenue in the Test and Measurement Instrumentation segment for the three months ended March 31, 2007 increased in comparison to the same period in 2006 by $188 thousand, or 12.4%, to $1,701 thousand. This increase is primarily the result of dimensional gauging product sales, which have increased $111 thousand compared to the same quarter last year, led by OEM capacitance sales to our Japanese distributor. Increases were also recorded in semiconductor product sales of $135 thousand, while aviation sales decreased by $62 thousand when compared to the same period for 2006. The aviation sales decrease was the result of a $78 thousand decline in U.S. Air Force aviation revenue partially offset by an increase in commercial aviation revenue of $16 thousand.

Information regarding government contracts included in product revenue is as follows:
Total Contract
		Revenues	Revenues	Revenues	Orders
(Dollars in thousands)		Three Months	Three Months	Contract	Received
		Ended	Ended	to Date	to Date
		March 31,	March 31,	March 31,	March 31,
Contract	Expiration	2007	2006	2007	2007
$8,800 thousand Air Force Retrofit
and Maintenance of PBS 4100's	06/20/2008	$ 346	$ 271	$ 6,973	$ 7,141

Funded Research and Development Revenue. Funded research and development revenue in the New Energy segment for the three months ended March 31, 2007 increased in comparison to the same period in 2006 by $570 thousand to $615 thousand, a 1,266.7% increase. The increase in revenue is primarily the result of recognizing $418 thousand in revenue from the SAFT contract which had previously been deferred until the delivery under the contract was accepted by the customer. Revenue in 2007 also included revenue recognized from the Samsung Alliance Agreement totaling $194 thousand and $3 thousand for limited residual contract billings under the existing Department of Energy (DOE) program for which funding had been suspended for 2006.

Information regarding contracts included in funded research and development revenue is as follows:
(Dollars in thousands)
	Contract		Revenue Three Months Ended	% of 2007	Revenue Three Months Ended	% of 2006	Revenue Contract to Date
Contract	Type	Expiration(1)	March 31, 2007	Total	March 31, 2006	Total	March 31, 2007

$3,000 thousand DOE (2)	A	09/30/08	$ 3	0.5%	$ 45	100.0%	$ 1,174
$1,000 thousand Samsung (3)	B	07/31/07	194	31.5	-	-	621
$418 thousand SAFT (4)	C	12/31/06	418	68.0	-	-	418
Total funded research and
development revenue			$ 615	100.0%	$ 45	100.0%	$ 2 213

__________________________________________________________________________________________

(1) Dates represent expiration of contract, not date of final billing.

(2) DOE funding for this contract was suspended in 2006 and reinstated in April 2007. To date in 2007, the Company has received notification from the DOE of a funding release for $500 thousand and has also received an extension of the termination date for the contract from July 31, 2007 to September 30, 2008.

(3) This contract includes one up-front payment of $750 thousand and two milestone payments totaling $250 thousand for the delivery of acceptable prototypes.

(4) This is a subcontract with SAFT America, Inc. ("SAFT") under the U.S. Army CECOM contract. The purchase order received in connection with this subcontract was revised on November 14, 2006 eliminating Milestone 4. As a result, the contract value was reduced from $470 thousand to $418 thousand and the expiration date was extended from September 30 to December 31, 2006.

Contract Type A - Cost Shared Contract.

Contract Type B - Research and Prototype Contract.

Contract Type C - Fixed Price Contract.

Cost of Product Revenue. Cost of product revenue in the Test and Measurement Instrumentation segment for the three months ended March 31, 2007 increased in comparison to the same period in 2006 by $199 thousand, or 36.9%, to $738 thousand. As a percentage of sales, the quarterly cost of sales was 7.8 points higher than the same period in the prior year.

Gross profit as a percentage of product revenue decreased to 56.6% for the three months ended March 31, 2007 from 64.4% in the same period in the prior year. The gross profit percentage decrease relates to a number of factors, including the ramp up of manufacturing capacity in early 2007 and the associated increased costs, an increase in warranty reserve charges in connection with the change in sales mix for certain product lines, and an inventory write- off in connection with the expansion and control of its widening supply chain.

Funded Research and Product Development Expenses. Funded research and product development expenses in the New Energy segment increased by $14 thousand, or 6.7%, to $224 thousand for the three months ended March 31, 2007 in comparison to the same period in 2006. For the three months ended March 31, 2007, MTI Micro had active open contracts with Samsung, SAFT and DOE while in 2006 active contracts included DOE and SAFT.

Unfunded Research and Product Development Expense. Unfunded research and product development expenses increased by $1,048 thousand, or 44.6%, to $3,398 thousand for the three months ended March 31, 2007 in comparison to the same period in 2006. This increase reflects a $1,002 thousand increase in the New Energy segment related to increased internal costs for the development of micro fuel cell systems and costs in connection with developing certain tooling capabilities to advance the development of fuel cell components and developing prototypes and product intent prototypes. This increase also includes a $46 thousand increase in product development expenses in the Test and Measurement Instrumentation segment including increased staffing costs related to new products expected to be launched during 2007

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $604 thousand, or 19.7%, to $2,456 thousand for the three months ended March 31, 2007 in comparison to the same period in 2006. This decrease is primarily the result of the following changes: a $214 thousand decrease in salaries and engineering management costs primarily related to an increase in costs directly charged to research and product development; a $225 thousand decrease in LANL license fees due to an amendment of the license agreement; a $237 thousand decrease in outside services, a $261 thousand decrease related to increased liquidations to unfunded research and development costs, which is a result of the Company charging more time to internal development projects for technology platforms and the development of prototypes for Samsung; a $256 thousand increase in severance costs attributable to employees terminated as a result of the Company's March 2007 restructuring; a $69 thousand increase in travel costs as both MTI Instruments and MTI Micro have additional international presence requiring travel; and an $8 thousand increase in other expenses, net.

Operating Loss. Operating loss for the three months ended March 31, 2007 in comparison to the same period last year decreased by $101 thousand to $4,500 thousand, a 2.2% decrease, due to the factors noted above.

Gain on Sale of Securities Available for Sale. Results for the three months ended March 31, 2007 included no gain on sales of securities available for sale compared to a $1,266 thousand gain for the same period in 2006.

Gain on Derivatives. The Company recorded a $969 thousand gain on derivatives for the three months ended March 31, 2007 while recording no gain on derivative accounting for the same period in 2006. The 2007 gain is the result of Black-Scholes valuation adjustments to the freestanding warrant issued in conjunction with the Company's December 2006 capital raise.

Income Tax (Expense) Benefit The income tax rate for the three months ended March 31, 2007 was 0.33% while the income tax rate for the three months ended March 31, 2006 was 17.44%. These tax rates are primarily due to losses generated by operations, changes in the valuation allowance, permanent deductible differences for derivative valuations, and disproportionate effect of reclassification of gains on Plug Power security sales included in net income.

The valuation allowance at March 31, 2007 was $19,382 thousand and at December 31, 2006 was $18,815 thousand. The Company determined that it was more likely than not that the ultimate recognition of certain deferred tax assets would not be realized.

Liquidity and Capital Resources

The Company has incurred significant losses as it continues to fund MTI Micro's DMFC product development and commercialization programs. The Company expects that losses will continue and fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, gains on sales of securities available for sale, the operating results of MTI Instruments and MTI Micro, the availability, or lack thereof, of equity financing (including the warrants issued in connection with the 2006 capital raise), and the ability to attract government funding resources to offset research and development costs. As of March 31, 2007, the Company had an accumulated deficit of $98,647 thousand. During the three months ended March 31, 2007, the Company's results of operations resulted in a net loss of $3,156 thousand and cash used in operating activities totaling $4,610 thousand. This cash use in 2007 was funded primarily by cash and cash equivalents on hand as of December 31, 2006 of $14,545 thousand. The Company expects to continue to incur losses as it seeks to develop and commercialize Mobion® fuel cell systems and it expects to continue funding its operations from current cash and cash equivalents, the sales of securities available for sale, proceeds, if any, from equity financings, including the exercise of warrants issued in connection with the 2006 capital raise, and government program funding.

There can be no assurance that the Company will not require additional financing during 2007 or that any additional financing will be available to the Company on terms acceptable to the Company, if at all. Cash used in operations is expected to total approximately $12,162 thousand for 2007 (see "Restructuring" section above for explanation of how the Company's restructuring activities will impact its future liquidity). Further, cash used for capital expenditures is expected to total approximately $524 thousand in 2007 and will consist of purchases for computer equipment, software, furniture and manufacturing and laboratory equipment. The Company believes it will have adequate resources to fund operations and capital expenditures through the third quarter of 2008 based on current cash and cash equivalents, current cash flow requirements and revenue projections and the potential sale of securities available for sale at current market values. Proceeds from the sale of securities available for sale are subject to fluctuations in the market value of Plug Power. The Company may also seek to supplement its resources through equity offerings, and additional government revenues could also provide more resources, but there is no assurance either of such resources will be available. Based upon current projections, the Company anticipates that it will have to raise additional equity capital to fund its long-term business plan.

As of March 31, 2007, the Company owned 2,589,936 shares of Plug Power common stock. Potential future sales of Plug Power securities will generate taxable income or loss, which is different from book income or loss, due to the tax basis in these assets being significantly different from their book basis.

Book and tax bases as of March 31, 2007 are as follows:
		Average	Average
Security	Shares Held	Book Cost Basis	Tax Basis
Plug Power	2,589,936	$1.78	$0.96

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

Working capital was $15,927 thousand at March 31, 2007, a $4,893 thousand decrease from $20,820 thousand at December 31, 2006. This decrease is primarily the result of the use of cash in operations and the decrease in the market value of securities available for sale, offset by a deferred tax liability change related to securities available for sale and reduced deferred revenues.

At March 31, 2007 the Company's order backlog was $927 thousand, compared to $220 thousand at December 31, 2006.

MTI Instrument's inventory turnover ratios and accounts receivable days sales outstanding for the trailing twelve month periods and their changes at March 31, 2007 are as follows:
	2007	2006	Change
Inventory turnover	2.5	2.0	0.5
Accounts receivable day sales outstanding	47	40	7

The increase in the inventory turnover ratio is due to higher sales voumes while carrying relatively constant inventory levels.

The increase in the accounts receivable days sales outstanding compared to 2006 is chiefly due to higher commercial sales, which tend to pay more slowly than government sales.

Cash flow used by operating activities was $4,610 thousand for the three months ended March 31, 2007 compared with $3,387 thousand in 2006. This cash use increase of $1,223 thousand reflects a net decrease in cash expenditures to fund operations of $117 thousand, coupled with net balance sheet changes which increased cash expenditures by $1,340 thousand, reflecting the timing of cash payments and receipts, particularly recognition of deferred revenue and payment of certain accrued liabilities.

Capital expenditures were $50 thousand during the three months ended March 31, 2007, a decrease of $212 thousand from the prior year. Capital expenditures in 2007 included computer equipment, software, and manufacturing and laboratory equipment. Outstanding commitments for capital expenditures as of March 31, 2007 totaled $115 thousand and include commitments for manufacturing and laboratory equipment. The Company expects to finance these expenditures with current cash and cash equivalents, the sale of securities available for sale, equity financing and other sources, as appropriate and to the extent available.

During the three months ended March 31, 2006, the Company sold 303,500 shares of Plug Power common stock with gross proceeds totaling $1,805 thousand and gains totaling $1,266 thousand. These proceeds reflect the Company's previously announced strategy to raise additional capital through the sale of Plug Power stock in order to fund its micro fuel cell operations. Taxes on the net gains are expected to be offset by the Company's operating losses. During 2007, the Company has not sold any Plug Power common stock. As of March 31, 2007, the Company estimates that our remaining net operating loss carry forwards to be approximately $50,514 thousand.

New Accounting Pronouncements

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

Contractual Obligations

Contractual obligations as of March 31, 2007, under agreements with non-cancelable terms are as follows:
(Dollars in thousands)	Payments Due by Period
Contractual obligations:	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$ 1,221	$ 605	$ 616	$ -	$ -
Purchase obligations	1,744	1,734	10	-	-
License obligations (A), (B), (C)	980	35	95	150	700
Total	$ 3,945	$ 2,374	$ 721	$ 150	$ 700

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

  our need to raise additional financing;
  our ability to secure government funding;
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
  risks related to the market price of the Plug Power common stock that we own;
  MTI Instruments sales revenue growth may not be achieved;
  MTI Instruments sales dependence on a small number of customers;
  our ability to effectively implement our restrucruting activities;
  general market conditions; and
  other factors, referred to under the caption "Risk Factors" which are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and Item 1A of this quarterly report.

Readers should not rely on our forward-looking statements. These and other risks are set forth in greater detail in the "Risk Factors" section of our 2006 Annual Report on Form 10-K, which are incorporated herein by reference, and under Part II Other Information, Item 1A: Risk Factors, in this Quarterly Report on Form 10-Q.

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

The Company's issued derivatives consist of rights to purchase shares of the Company's common stock. The Company does not use derivative financial instruments for speculative or trading purposes. The fair value of the derivative related to freestanding warrants issued by the Company during its December 2006 capital raise is recorded in the "Derivative liability" line on its financial statements on page 3 of this Quarterly Report on Form 10-Q. These derivatives are valued quarterly using the Black-Scholes Option Pricing Model. The Company recognizes changes in fair value through the operating statement line titled "Gain (loss) on derivatives."

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company's fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

At any point in time, the Company and its subsidiaries may be involved in various lawsuits or other legal proceedings. Such lawsuits could arise from the sale of products or services or from other matters relating to its regular business activities, compliance with various governmental regulations and requirements, or other transactions or circumstances. The Company does not believe there are any such proceedings presently pending that could have a material adverse effect on the Company's financial condition. See Note 14 to the Company's Condensed Consolidated Financial Statements for futher information.

Item 1A. Risk Factors

Our 2006 Annual Report on Form 10-K includes a detailed discussion of our risk factors. In addition, information regarding risk factors appears in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Statement Concerning Forward Looking Statements". These risk factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. Pursuant to the instructions to this Quarterly Report on Form 10-Q, the Company has provided below only those risk factors that are new or that have been materially amended since the time that we filed our 2006 Annual Report on Form 10-K. Accordingly, the information presented below should be read in conjunction with the risk factors and information disclosed in our 2006 Annual Report on Form 10-K.

We have incurred losses and anticipate continued losses. If we do not become profitable and sustain profitability, it will have a material adverse effect on our business plans, prospects, results of operations and financial condition.

As of March 31, 2007, we had an accumulated deficit of $98,647 thousand. For the three months ended March 31, 2007, our net loss was $3,156 thousand, which includes an operating loss of $4,500 thousand. We have incurred and expect to continue incurring net losses from operations until we can produce sufficient revenues to cover costs. In order to achieve profitability, we must successfully achieve all or some combination of the following:

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

A primary asset of the Company is the shares of Plug Power common stock it owns. As of March 31, 2007, the Company owned 2,589,936 shares of common stock in Plug Power, which is a publicly traded company. The market price of the Plug Power common stock may fluctuate due to market conditions and other conditions over which the Company has no control. Fluctuations in the market price of Plug Power's common stock may result in a reduction of resources available to fund operations which could negatively impact our liquidity and result in our requiring additional funding sooner than anticipated.

We may not be able to effectively implement our restructuring activities, and our restructuring activities may not result in the expected benefits, which would negatively impact our future results of operations.

The market for innovative portable power sources is highly competitive and changes quickly. We have responded to our perceived market opportunities and technology strengths, in part, by restructuring our operations through suspension of our high power platform which resulted in reducing the size of our workforce. Despite our restructuring efforts, we may not achieve all of the operating expense reductions and cash flows anticipated from those restructuring activities in the periods contemplated. Our inability to realize these benefits may result in a resource gap that could negatively impact our results of operations. Additionally, these reductions in staffing levels could require us to forego certain future opportunities due to resource limitations, which could negatively affect our long-term revenues.

We cannot assure you that we will not be required to implement further restructuring activities or reductions in our workforce based on changes in the markets and industries in which we compete or that any future restructuring efforts will be successful.

Item 5. Other Information

Mechanical Technology Incorporated's MTI MicroFuel Cells Inc. subsidiary ("MTI Micro") and Samsung Electronics Ltd. ("Samsung") agreed that the delivery of the two (2) Industrial Prototypes will be made later in the second quarter of 2007, instead of by April 30, 2007, as had been originally outlined in the Alliance Agreement dated May 16, 2006. These Industrial Prototypes are expected to be at least 30% smaller than the Proof of Concept Prototypes delivered to Samsung during November 2006, while maintaining similar energy output.

Item 6. Exhibits
Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Peng K. Lim
31.2	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Cynthia A. Scheuer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Peng K. Lim
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Cynthia A. Scheuer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mechanical Technology Incorporated
May 9, 2007 (Date)	/s/ Peng K. Lim Peng K. Lim Chief Executive Officer

May 9, 2007 (Date)	/s/ Cynthia A. Scheuer Cynthia A. Scheuer Vice President, Chief Financial Officer and Secretary