Form 10-Q
period 2007-06-30
MECHANICAL TECHNOLOGY INC
filed 2007-08-09
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ____ TO ______

______________

Mechanical Technology Incorporated

(Exact name of registrant as specified in its charter)

______________

New York	0-6890	14-1462255
(State or Other Jurisdiction of Incorporation)	(Commission File Number)	(IRS Employer Identification No.)

431 New Karner Road, Albany, New York 12205

(Address of registrant’s principal executive office)

(518) 533-2200

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☒	Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b 2 of the Exchange Act).

                Yes ☐ No ☒

The number of shares of common stock, par value of $0.01 per share, outstanding as of August 6, 2007 was 38,129,338.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

INDEX

Part I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements Financial Statements of Mechanical Technology Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets – June 30, 2007 and December 31, 2006 (Unaudited)	3

Condensed Consolidated Statements of Operations – Three and six months ended June 30, 2007 and 2006 (Unaudited)	4

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Loss – Six months ended June 30, 2007 and 2006 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows – Six months ended June 30, 2007 and 2006 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7-17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25-26

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26-27

Item 4. Submission of Matters to a Vote of Security Holders	28

Item 5. Other Information	28

Item 6. Exhibits	28

Signatures	29

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of June 30, 2007 and December 31, 2006 (Unaudited)

(Dollars in thousands)

	June 30, 2007	December 31, 2006
Assets:
Current Assets:
Cash and cash equivalents	$6,585	$14,545
Securities available for sale	8,132	10,075
Accounts receivable	1,643	1,613
Inventories, net	1,232	1,216
Prepaid expenses and other current assets	587	442
Total Current Assets	18,179	27,891

Property, plant and equipment, net	2,586	2,926
Deferred income taxes	2,234	2,994

Total Assets	$22,999	$33,811

Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$358	$651
Accrued liabilities	2,261	2,470
Deferred revenue	60	866
Income taxes payable	17	90
Deferred income taxes	2,234	2,994
Total Current Liabilities	4,930	7,071

Long-Term Liabilities:
Uncertain tax position liability	200	—
Derivative liability	1,938	3,664
Total Liabilities	7,068	10,735

Commitments and contingencies
Minority interests	147	205

Shareholders’ Equity:
Common stock, par value $0.01 per share, authorized 75,000,000; 46,166,699 issued in 2007 and 46,084,678 issued in 2006	462	461
Paid-in-capital	131,168	130,565
Accumulated deficit	(101,134)	(95,385)
Accumulated Other Comprehensive Income:
Unrealized (loss) gain on securities available for sale, net of tax	(958)	984
Common stock in treasury, at cost, 8,040,736 shares in 2007 and 2006	(13,754)	(13,754)
Total Shareholders’ Equity	15,784	22,871
Total Liabilities and Shareholders’ Equity	$22,999	$33,811

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Product revenue	$2,275	$1,700	$3,976	$3,213
Funded research and development revenue	353	93	968	138
Total revenue	2,628	1,793	4,944	3,351
Operating costs and expenses:
Cost of product revenue	816	726	1,554	1,265
Research and product development expenses:
Funded research and product development	504	130	728	340
Unfunded research and product development	2,368	3,122	5,766	5,472
Total research and product development expenses	2,872	3,252	6,494	5,812
Selling, general and administrative expenses	2,440	2,776	4,896	5,836
Operating loss	(3,500)	(4,961)	(8,000)	(9,562)
Gain on derivatives	757	—	1,726	—
Gain on sale of securities available for sale	—	2,544	—	3,810
Other income, net	91	67	232	138
Loss before income taxes and minority interests	(2,652)	(2,350)	(6,042)	(5,614)
Income tax (expense)	(16)	(1,044)	(27)	(1,613)
Minority interests in losses of consolidated subsidiary	181	172	426	574
Net loss	$(2,487)	$(3,222)	$(5,643)	$(6,653)

Loss per Share (Basic and Diluted):
Loss per share	$(0.07)	$(0.10)	$(0.15)	$(0.21)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS (Unaudited)

(Dollars in thousands)

	Six months ended
	June 30,	June 30,
	2007	2006
Common Stock
Balance, beginning	$461	$390
Issuance of shares – options	—	5
Issuance of shares – restricted stock	1	1
Balance, ending	$462	$396
Paid-In Capital
Balance, beginning	$130,565	$122,095
Issuance of shares – options	15	905
MTI MicroFuel Cell investment	(368)	(619)
Share-based compensation	956	1,683
Elimination of unearned compensation due to change in accounting principle	—	(80)
Balance, ending	$131,168	$123,984
Accumulated Deficit
Balance, beginning	$(95,385)	$(81,718)
Cumulative effect of adoption of FIN 48	(106)	—
Net loss	(5,643)	(6,653)
Balance, ending	$(101,134)	$(88,371)
Accumulated Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Securities Available for Sale, Net of Taxes
Balance, beginning	$984	$5,983
Less reclassification adjustment for gains included in net income (net of taxes of $0 in 2007 and $1,566 in 2006)	—	(1,464)
Change in unrealized gain on securities available for sale (net of taxes of $0 in 2007 and $0 in 2006)	(1,942)	(1,283)
Balance, ending	$(958)	$3,236
Restricted Stock Grants – Unearned Compensation
Balance, beginning	$—	$(80)
Elimination of unearned compensation due to change in accounting principle	—	80
Balance, ending	$—	$—
Treasury Stock
Balance, beginning	$(13,754)	$(13,754)
Balance, ending	$(13,754)	$(13,754)
Total Shareholders’ Equity
Balance, ending	$15,784	$25,491
Total Comprehensive (Loss) Income:
Net loss	$(5,643)	$(6,653)
Other comprehensive (loss):
Less reclassification adjustment for gains included in net income, net of taxes	—	(1,464)
Change in unrealized gain on securities available for sale, net of taxes	(1,942)	(1,283)
Total comprehensive loss	$(7,585)	$(9,400)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Six months ended
	June 30, 2007	June 30, 2006
Operating Activities
Net loss	$(5,643)	$(6,653)
Adjustments to reconcile net loss to net cash used by operations:
Gain on derivatives	(1,726)	—
Minority interests in losses of consolidated subsidiary	(426)	(574)
Depreciation and amortization	580	565
Gain on sale of securities available for sale	—	(3,810)
Allowance for bad debts	—	(1)
Loss on disposal of fixed assets	—	21
Deferred income taxes	—	1,543
Stock based compensation	957	1,683
Changes in operating assets and liabilities:
Accounts receivable	(30)	(566)
Other receivables – related parties	—	3
Inventories	(16)	102
Prepaid expenses and other current assets	(145)	(289)
Accounts payable	(292)	52
Income taxes payable	21	45
Accrued liabilities – related parties	—	(2)
Deferred revenue	(806)	755
Accrued liabilities	(209)	2
Net cash used by operating activities	(7,735)	(7,124)
Investing Activities
Purchases of property, plant and equipment	(240)	(513)
Proceeds from sale of property plant equipment	—	2
Proceeds from sale of securities available for sale	—	5,415
Net cash (used) provided by investing activities	(240)	4,904
Financing Activities
Proceeds from stock option exercises	15	910
Net cash provided by financing activities	15	910
Decrease in cash and cash equivalents	(7,960)	(1,310)
Cash and cash equivalents - beginning of period	14,545	11,230
Cash and cash equivalents - end of period	$6,585	$9,920

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

In the opinion of management of Mechanical Technology Incorporated (the “Company”), the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (“SEC”) and contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair statement of results for such periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2006 has been derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the periods as of and ended June 30, 2007 and 2006.

Liquidity

The Company has incurred significant losses as it continues to fund its subsidiary MTI MicroFuel Cells Inc. (“MTI Micro”) in MTI Micro’s Direct Methanol Fuel Cell (“DMFC”) product development and commercialization programs. The Company expects that losses will continue and fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, sales of securities available for sale, the operating results of its subsidiaries MTI Instruments, Inc. (“MTI Instruments”) and MTI Micro, and the availability, or lack thereof, of equity financing and the ability to attract government funding resources to fund research and development costs. The Company anticipates that it will continue incurring losses as it seeks to develop and commercialize its DMFC systems. It expects to continue funding its operations from current cash and cash equivalents, the sale of securities available for sale, government research program funding and the proceeds, if any, from potential equity offerings by the Company.

At June 30, 2007, the Company had cash, cash equivalents and securities available for sale in the amount of $14,717 thousand and working capital of $13,249 thousand. The failure to raise the funds necessary to finance our future cash requirements could adversely affect the Company’s ability to pursue its strategy and could negatively affect the Company’s operations in future periods.

2.	Significant Accounting Policies

Changes in significant accounting policies since December 31, 2006 are as follows:

The Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) on January 1, 2007, the first day of its 2007 fiscal year. FIN 48 is an interpretation of Statement of Financial Accounting Standard (“SFAS”) No. 109, Accounting for Income Taxes, which seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position that an entity takes or expects to take in a tax return. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. Under FIN 48, an entity may only recognize or continue to recognize tax positions that meet a “more likely than not” threshold. The Company recorded the cumulative effect of applying FIN 48 of $106 thousand as an adjustment to our opening balance of retained earnings as of January 1, 2007. See Footnote No. 6, “Income Taxes,” for additional information.

In February 2006, the FASB issued SFAS No. 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140 (“SFAS No. 155”), to permit fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after June 15, 2006. The adoption of this Statement on January 1, 2007 did not impact the Company’s Consolidated Financial Statements.

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	Accounts Receivable and Allowance for Doubtful Accounts

Receivable balances consist of the following at:

(Dollars in thousands)	June 30,	Dec. 31,
	2007	2006
U.S. and State Government:
Amount billed	$300	$194
Amount billable	—	9
Total U.S. and State Government	300	203
Commercial	1,343	1,410
Sub Total	1,643	1,613
Allowance for doubtful accounts	—	—
Total	$1,643	$1,613

4.	Inventories

Inventories, net consist of the following at:

(Dollars in thousands)	June 30,	Dec. 31,
	2007	2006
Finished goods	$359	$279
Work-in-process	224	238
Raw materials, net	649	699
	$1,232	$1,216

5.	Securities Available for Sale

Securities available for sale are classified as current assets and accumulated net unrealized gains (losses) are charged to other comprehensive income (loss).

The principal components of the Company’s securities available for sale consist of the following at:

(Dollars in thousands, except market price and shares)				Quoted
				Market
	Book	Unrealized	Recorded	Price Per
Security	Basis	Gain	Fair Value	NASDAQ	Ownership	Shares
June 30, 2007
Plug Power	$4,602	$3,530	$8,132	$3.14	2.98%	2,589,936
December 31, 2006
Plug Power	$4,602	$5,473	$10,075	$3.89	2.99%	2,589,936

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The book basis roll forward of Plug Power securities is as follows:

Plug Power – Current

(Dollars in thousands)	June 30,	Dec. 31,
	2007	2006
Securities available for sale, beginning of period	$4,602	$6,562
Sale of shares	—	(1,960)
Securities book basis	4,602	4,602
Unrealized gain on securities available for sale	3,530	5,473
Securities available for sale, end of period	$8,132	$10,075

Accumulated unrealized gains related to Plug Power securities available for sale are as follows:

(Dollars in thousands)	June 30,	Dec. 31,
	2007	2006
Accumulated unrealized gains	$3,530	$5,473
Accumulated deferred tax expense on unrealized gains	(4,488)	(4,489)
Accumulated net unrealized gains	$(958)	$984

6.	Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007, the first day of its 2007 fiscal year. As a result of the implementation of FIN 48, the Company recorded a $106 thousand increase in the net liability for uncertain tax positions, which was recorded as an adjustment to our opening balance of retained earnings on January 1, 2007. Additionally, the same tax position that triggered the Company’s FIN 48 adoption charge caused the Company to reclass $80 thousand from current income taxes payable to non-current liabilities for uncertain tax positions. The total amount of unrecognized tax benefits as of January 1, 2007 and June 30, 2007, was approximately $1.8 million. In future periods, if these unrecognized benefits become supportable, the Company may not recognize a change in its effective rate as long as it remains in a full valuation allowance position. As of June 30, 2007, there have been no material changes to the liability for uncertain tax positions from the date of the Company’s adoption. Included in the balance of unrecognized tax benefits at January 1, 2007 is $239 thousand related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents unrecognized tax benefits comprising potential recognition for tax purposes of losses in a partnership in which the Company held a minority stake.

In accordance with our accounting policy, we recognize interest and penalties related to uncertain tax positions as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. As of January 1, 2007, accrued interest included in Uncertain Tax Position Liability totaled $34 thousand. During the six month period ended June 30, 2007, the Company recognized $8 thousand in potential interest expense on uncertain tax positions, and our Condensed Consolidated Balance Sheet as of that date includes total interest of $42 thousand associated with these positions.

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

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s effective income tax (expense) benefit rate from operations differed from the Federal statutory rate as follows:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Federal statutory tax rate	34.00%	34.00%	34.00%	34.00%
State taxes, net of federal tax effect	5.60	5.89	5.71	5.18
Change in valuation allowance	(51.42)	(40.00)	(51.43)	(39.59)
Disproportionate tax effect of reclassification adjustment
for gains included in net loss	—	(44.26)	—	(27.90)
Permanent tax difference on derivative valuation	11.42	—	11.43	—
Other, net	(0.20)	(0.06)	(0.16)	(0.42)
Tax rate	(0.60)%	(44.43)%	(0.45)%	(28.73)%

Income tax (expense) benefit consists of the following:

(Dollars in thousands)	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Operations before minority interest
Federal	$—	$—	$—	$—
State	(16)	(4)	(27)	(70)
Deferred	—	(1,040)	—	(1,543)
Total	$(16)	$(1,044)	$(27)	$(1,613)
Income tax benefit (expense) allocated directly to shareholders’ equity:
Change in unrealized (gain) loss on securities available for sale:
Tax effect of reclassification adjustment for gains included in net income (loss)	$—	$1,040	$—	$1,566

The valuation allowance at June 30, 2007 and December 31, 2006 was $20,766 thousand and $18,815 thousand, respectively and represents a full valuation allowance. The valuation allowance reflects the estimate that it is more likely than not that the net deferred tax assets in excess of deferred tax liabilities may not be realized.

7.	Shareholders’ Equity

Changes in common shares issued and treasury stock outstanding are as follows:

	Six Months Ended June 30, 2007	Year Ended Dec. 31, 2006
Common Shares
Balance, beginning	46,084,678	38,965,937
Issuance of shares for stock option exercises	27,021	719,791
Issuance of shares for restricted and unrestricted stock grants	55,000	76,080
Issuance of shares for anti-dilution penalty	—	267,314
Issuance of shares for capital raise	—	6,055,556
Balance, ending	46,166,699	46,084,678

Treasury Stock

Balance, beginning	8,040,736	8,040,736
Balance, ending	8,040,736	8,040,736

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Warrants Issued

On December 20, 2006, the Company issued warrants to investors to purchase 3,027,778 shares of the Company’s common stock at an exercise price of $2.27 per share. The estimated fair value of this warrant at the date issued was $1.27 per share, using a Black-Scholes Option Pricing Model and assumptions similar to those used for valuing the Company’s share-based compensation. The fair value of the derivative is recorded in the “Derivative liability” line on its financial statements, and is valued quarterly using the Black-Scholes Option Pricing Model. The Company recognizes changes in fair value through the operating statement line titled “Gain on derivatives”. These valuations will continue until expiration or exercise of the warrants. The warrants became exercisable on June 20, 2007 and expire on December 19, 2011.

Reservation of Shares

The Company has reserved common shares for future issuance as of June 30, 2007 as follows:

Stock options outstanding	6,483,617
Stock options available for issuance	1,031,277
Warrants outstanding	3,027,778
Number of common shares reserved	10,542,672

8.	Loss per Share

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations:

(Dollars in thousands, except shares)	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Numerator
Net loss	$(2,487)	$(3,222)	$(5,643)	$(6,653)

Denominator:
Basic EPS:
Common shares outstanding, beginning of period	38,043,942	30,925,201	38,043,942	30,925,201
Weighted average common shares issued during the period	32,502	521,729	16,341	272,779
Less: Non-vested restricted stock	(5,714)	(52,418)	(5,359)	(51,215)
Denominator for basic earnings per common share –Weighted average common shares	38,070,730	31,394,512	38,054,924	31,146,765

Diluted EPS:
Common shares outstanding, beginning of period	38,043,942	30,925,201	38,043,942	30,925,201
Weighted average common shares issued during the period	32,502	521,729	16,341	272,779
Less: Non-vested restricted stock due to anti-dilutive effect (net loss)	(5,714)	(52,418)	(5,359)	(51,215)
Denominator for basic earnings per common share –Weighted average common shares	38,070,730	31,394,512	38,054,924	31,146,765

Not included in the computation of earnings per share-assuming dilution for the three and six months ended June 30, 2007 were options to purchase 6,483,617 shares of the Company’s common stock, warrants to purchase 3,027,778 shares of the Company’s stock, 10,000 unvested restricted shares of the Company’s common stock, and options to purchase 26,668 shares of MTI Micro’s common stock. These potentially dilutive items were excluded because the Company incurred losses for these periods, and their inclusion would be anti-dilutive.

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Not included in the computation of earnings per share-assuming dilution for the three and six months ended June 30, 2006 were options to purchase 5,911,867 shares of the Company’s common stock, additional investment rights to purchase approximately 3,320,604 shares of the Company’s common stock, 55,000 unvested restricted shares of the Company’s common stock, and options to purchase 44,668 shares of MTI Micro’s common stock. These potentially dilutive items were excluded because the Company incurred losses for these periods, and their inclusion would be anti-dilutive. The additional investment rights expired on December 31, 2006.

9.	Stock-based Compensation

Under our equity incentive compensation plans, the Company has issued time-vesting and performance-based stock options and time-vesting and performance-based restricted stock awards. Awards are typically settled using newly issued shares. The maximum contractual term of stock options granted under the Company’s equity incentive plans ranges from 7 to 10 years, depending upon the plan. During the six month period ended June 30, 2007, the Company granted approximately 1,531,000 stock options with a weighted average fair value per share of $0.80. The total number of outstanding non-vested restricted stock awards was 10,000 and 5,000 at June 30, 2007 and December 31, 2006, respectively.

Total share-based compensation expense related to all of the Company’s share-based awards, recognized for the three and six months ended June 30, 2007 and 2006 was comprised as follows:

(Dollars in thousands)	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Unfunded research and product development	$86	$258	$80	$358
Selling, general and administrative	571	1,024	877	1,325
Share-based compensation expense before taxes	657	1,282	957	1,683
Related income tax benefits A	—	—	—	—
Share-based compensation expense, net of taxes	$657	$1,282	$957	$1,683

A Income tax effect is zero due to the Company maintaining a full valuation allowance.

Unrecognized compensation costs related to non-vested awards as of June 30, 2007 is $2,160 thousand for stock options and $27 thousand for restricted stock, and is expected to be recognized on a weighted average vesting period of approximately 1.38 years.

The fair value of stock options awards is estimated on the date of grant using a Black-Scholes Pricing Model with the following weighted average assumptions:

	Three months ended				Six months ended
	June 30,		June 30,		June 30,		June 30,
	2007		2006		2007		2006
Expected life of options	3.4	years	4.1	years	3.5	years	4.5	years
Risk free interest rate	4.64%		5.02%		4.60%		5.00%
Expected volatility of stock	71.56%		75.09%		72.54%		76.67%
Expected dividend yield	None		None		None		None

The fair value of restricted stock awards is determined using the intrinsic value of the award on the date of grant.

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	Cash Flows – Supplemental Information
(Dollars in thousands)	Six Months ended
	June 30,	June 30,
	2007	2006
Non-cash Operating, Investing and Financing Activities:
Change in investment and paid-in-capital resulting from other investors’ activity in MTI Micro stock	$(368)	$(619)

11.	Segment Information

The Company operates in two business segments, New Energy and Test and Measurement Instrumentation. The New Energy segment is focused on commercializing DMFCs. The Test and Measurement Instrumentation segment designs, manufactures, markets and services computer-based balancing systems for aircraft engines, high performance test and measurement instruments and systems, and wafer characterization tools for the semiconductor industry. The Company’s principal operations are located in North America.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table. The “Other” column includes corporate-related items and items such as income taxes or unusual items, which are not allocated to reportable segments. The “Reconciling Items” column includes minority interests in a consolidated subsidiary. In addition, segments’ non-cash items include any depreciation and amortization in reported profit or loss. The New Energy segment figures include the Company’s micro fuel cell operations, equity securities of Plug Power, and gains on the sale of these securities.

(Dollars in thousands)		Test and			Condensed
		Measurement		Reconciling	Consolidated
	New Energy	Instrumentation	Other	Items	Totals
Three months ended June 30, 2007
Product revenue	$—	$2,275	$—	$—	$2,275
Funded research and development revenue	353	—	—	—	353
Research and product development expenses	2,379	493	—	—	2,872
Selling, general and administrative expenses	600	690	1,150	—	2,440
Segment loss from operations before income taxes and minority interests	(3,430)	148	630	—	(2,652)
Segment (loss) profit	(3,430)	148	614	181	(2,487)
Total assets	10,849	3,019	9,131	—	22,999
Securities available for sale	8,132	—	—	—	8,132
Capital expenditures	117	69	4	—	190
Depreciation and amortization	180	30	77	—	287

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)		Test and			Condensed
		Measurement		Reconciling	Consolidated
	New Energy	Instrumentation	Other	Items	Totals

Three months ended June 30, 2006
Product revenue	$—	$1,700	$—	$—	$1,700
Funded research and development revenue	93	—	—	—	93
Research and product development expenses	2,880	372	—	—	3,252
Selling, general and administrative expenses	909	604	1,263	—	2,776
Gain on sale of securities available for sale	2,544	—	—	—	2,544
Segment loss from operations before income taxes and minority interests	(2,021)	(80)	(249)	—	(2,350)
Segment (loss) profit	(2,021)	(80)	(1,293)	172	(3,222)
Total assets	16,881	1,842	13,989	—	32,712
Securities available for sale	13,029	—	—	—	13,029
Capital expenditures	198	27	26	—	251
Depreciation and amortization	149	23	112	—	284

(Dollars in thousands)		Test and			Condensed
		Measurement		Reconciling	Consolidated
	New Energy	Instrumentation	Other	Items	Totals
Six months ended June 30, 2007
Product revenue	$—	$3,976	$—	$—	$3,976
Funded research and development revenue	968	—	—	—	968
Research and product development expenses	5,648	846	—	—	6,494
Selling, general and administrative expenses	1,218	1,321	2,357	—	4,896
Segment loss from operations before income taxes and minority interests	(7,488)	—	1,446	—	(6,042)
Segment (loss) profit	(7,488)	—	1,419	426	(5,643)
Total assets	10,849	3,019	9,131	—	22,999
Securities available for sale	8,132	—	—	—	8,132
Capital expenditures	148	71	21	—	240
Depreciation and amortization	363	57	160	—	580

Six months ended June 30, 2006
Product revenue	$—	$3,213	$—	$—	$3,213
Funded research and development revenue	138	—	—	—	138
Research and product development expenses	5,133	679	—	—	5,812
Selling, general and administrative expenses	1,996	1,140	2,700	—	5,836
Gain on sale of securities available for sale	3,810	—	—	—	3,810
Segment loss from operations before income taxes and minority interests	(4,781)	(28)	(805)	—	(5,614)
Segment (loss) profit	(4,781)	(28)	(2,418)	574	(6,653)
Total assets	16,881	1,842	13,989	—	32,712
Securities available for sale	13,029	—	—	—	13,029
Capital expenditures	422	54	37	—	513
Depreciation and amortization	289	45	231	—	565

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the details of “Other” segment profit (loss):

(Dollars in thousands)	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Corporate and other (expenses) income:
Depreciation and amortization	$(77)	$(112)	$(160)	$(231)
Interest income	90	104	228	205
Gain on derivatives	757	—	1,726	—
Income tax (expense) benefit	(16)	(1,044)	(27)	(1,613)
Other expense, net	(140)	(241)	(348)	(779)
Total corporate and other (expenses) income	$614	$(1,293)	$1,419	$(2,418)

12.	Restructuring

In March 2007, the Company announced suspension of MTI Micro’s High Power DMFC program in response to decreased funding and sales opportunities in the military market. In connection with this action, the Company accrued restructuring charges of $344 thousand pre-tax, consisting primarily of cash-based employee severance and benefit costs related to the reduction of 23 positions within its New Energy segment and Corporate staff. Restructuring expenses were classified as selling, general and administrative expenses within the Company’s Condensed Consolidated Statements of Operations for the period. As of June 30, 2007, all employees participating in this reduction in force had been terminated or notified of their future termination date. For the three and six months ended June 30, 2007, the Company paid $123 thousand and $167 thousand, respectively, in employee severance and benefit costs. The remaining accrual at June 30, 2007 was $174 thousand, reflecting a $3 thousand reduction in estimated remaining liability from the Company’s original restructuring accrual due to benefit elections made by employees participating in this action. The Company expects a majority of this remaining accrual to be paid by the end of 2007.

13.	Effect of Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective beginning January 1, 2008. We are currently reviewing the provisions of SFAS No. 159 to determine any impact for the Company.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, prescribes a framework for measuring fair value, and expands disclosure about such fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on the Company’s Consolidated Financial Statements.

14.	Commitments and Contingencies

Lawrence

On September 9, 1998, Barbara Lawrence, the Lawrence Group, Inc. (“Lawrence”) and certain other Lawrence-related entities (“Plaintiffs”) initially filed suit in the United States Bankruptcy Court for the Northern District of New York (“Bankruptcy Court”) and the United States District Court for the Northern District of New York (“District Court”), which were subsequently consolidated in the District Court, against First Albany Corporation (“FAC”), the Company, Dale Church, Edward Dohring, Beno Sternlicht, Alan Goldberg and George McNamee (Church, Dohring, Sternlicht, Goldberg and McNamee are former Directors of the Company), Marty Mastroianni (former President and Chief Operating Officer of the Company), and 33 other individuals (“Defendants”) who purchased a total of 820,909 (2,462,727 shares post split) shares of the Company’s stock from the Plaintiffs. The case concerns the Defendants’ 1997 purchase of the Company’s common stock from the Plaintiffs at the price of $2.25 per share ($0.75 per share post split). FAC acted as Placement Agent for the Defendants in the negotiation and sale of the shares and in proceedings before the Bankruptcy Court, which approved the sale in September 1997.

Plaintiffs claim that the Defendants failed to disclose material inside information concerning Plug Power, LLC to the Plaintiffs and therefore the $2.25 per share ($0.75 per share post split) purchase price was unfair. Plaintiffs are seeking

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

damages of $5 million plus punitive damages and costs. In April 1999, Defendants filed a motion to dismiss the amended complaint, which was denied by the Bankruptcy Court. On appeal in October 2000, Plaintiffs’ cause of action was dismissed by the District Court. In November 2000, Plaintiffs filed an appeal of that dismissal with the United States Court of Appeals for the Second Circuit. In June 2002, the Second Circuit Court of Appeals reversed the District Court decision and remanded the case for further consideration of the Plaintiff’s claims as motions to modify the Bankruptcy Court sale order. The Plaintiff’s claims have now been referred back to Bankruptcy Court for such consideration. In September 2003, the Bankruptcy Court issued an order permitting Plaintiffs to conduct limited discovery concerning how First Albany formed an opinion about the Company’s stock up until the date the Stock Purchase Agreement was executed. Discovery has commenced.

The Company believes the claims have no merit and intends to defend them vigorously. The Company cannot predict the outcome of the claims nor reasonably estimate a range of possible loss given the current status of the litigation. Accordingly, no amounts have been reserved for this matter.

Leases

The Company and its subsidiaries lease certain manufacturing, laboratory and office facilities. The leases generally provide for the Company to pay either an increase over a base year level for taxes, maintenance, insurance and other costs of the leased properties or the Company’s allocated share of insurance, taxes, maintenance and other costs of leased properties. The leases contain renewal provisions.

Future minimum rental payments required under non-cancelable operating leases are (dollars in thousands): $186 remaining in 2007, $371 in 2008, $336 in 2009 and $1 in 2010 and $0 in 2011.

Warranties

Below is a reconciliation of changes in Test and Measurement Instrumentation product warranty liabilities:

(Dollars in thousands)	Six months ended	Six months ended
	June 30,	June 30,
	2007	2006

Balance, January 1	$19	$20
Accruals for warranties used	40	10
Accruals related to pre-existing warranties (including changes in estimates)	—	—
Settlements made (in cash or in kind)	(45)	(4)
Balance, end of period	$14	$26

License and Royalty Agreements

The Company licenses, on a non-exclusive basis, certain DMFC technology from Los Alamos National Laboratory (“LANL”). Under this agreement, the Company is required to pay future minimum annual license fees as follows:

License Year	License Fee	License Year	License Fee
2008	$35,000	2011	$65,000
2009	$45,000	2012	$85,000
2010	$50,000	2013 to 2019	$100,000

Effective, July 6, 2005, MTI Micro entered into an exclusive field-of-use patent license agreement with LANL. Under this agreement, MTI Micro paid a non-refundable license fee of $30 thousand upon execution of such agreement.

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

Under the New York State Energy Research and Development Authority (“NYSERDA”) contract, MTI Micro agreed to pay NYSERDA a royalty of 5% of the sales price of any product sold incorporating intellectual property developed pursuant to

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

the NYSERDA contract. If the product is manufactured by a New York State manufacturer, this royalty is reduced to 1.5%. Total royalties are subject to a cap equal to two times the total contract funds paid by NYSERDA to MTI Micro, and may be reduced to reflect any New York State jobs created by MTI Micro.

Employment Agreements

The Company has employment agreements with certain employees that provide severance payments, certain other payments, accelerated vesting and extended exercise periods of certain options upon termination of employment under certain circumstances, as defined in the applicable agreements. As of June 30, 2007, the Company’s potential minimum obligation to these employees was approximately $813 thousand.

Contract Losses

During 2005, MTI Micro entered into a fixed price contract with Saft America, Inc. (“SAFT”) under a U.S. Army Communication-Electronics Command contract. In recognition of the elimination of Milestone 4, the total fixed price to be paid at the completion was amended on November 14, 2006 from $470 thousand to $418 thousand. MTI Micro estimated and incurred costs in excess of this revised contract value of $66 thousand, and accrued this amount for the anticipated cost overrun for this project at December 31, 2006. The project was completed during February 2007, and as of June 30, 2007, no amounts are accrued for anticipated losses to complete any open contracts.

15.	Issuance of Stock by Subsidiary

MTI Micro was formed on March 26, 2001 and as of June 30, 2007 the Company owns approximately 96% of MTI Micro’s outstanding common stock.

On June 1, 2007, MTI Micro issued 8,653 shares of its common stock at a price of $0.94 per share to the Company as compensation for the minority shareholder benefit in connection with the Company issuing Company options to MTI Micro employees; and on June 30, 2007, MTI Micro issued 6,083,334 shares of its common stock at a price of $0.60 per share to the Company in connection with the conversion of its $3,650 thousand loan receivable to equity. On March 1, 2007, MTI Micro issued 682 shares of its common stock at a price of $0.98 per share to the Company as compensation for the minority shareholder benefit in connection with the Company issuing Company options to MTI Micro employees, and on March 31, 2007, MTI Micro issued 4,243,721 shares of its common stock at a price of $0.84 per share to the Company in connection with the conversion of its $3,550 thousand loan receivable to equity.

The decrease in the Company’s paid-in-capital of ($368) thousand and ($619) thousand in 2007 and 2006, respectively, represents the changes in the Company’s equity investment in MTI Micro, which resulted from the anti-dilutive impact of the Company’s investments into and third-party stock transactions in MTI Micro stock.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report and the audited consolidated financial statements and notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2006 contained in our 2006 Annual Report on Form 10-K.

In addition to historical information, the following discussion contains forward-looking statements that are subject to risks and uncertainties. Actual results may differ substantially from those referred to herein due to a number of factors, including but not limited to risks described in Part II, Item 1A “Risk Factors” and elsewhere in this Quarterly Report.

Overview

Mechanical Technology Incorporated, (“MTI” or the “Company”), a New York corporation, was incorporated in 1961. MTI operates in two segments, the New Energy segment which is conducted through MTI MicroFuel Cells Inc. (“MTI Micro”), a majority-owned subsidiary, and the Test and Measurement Instrumentation segment, which is conducted through MTI Instruments, Inc. (“MTI Instruments”), a wholly owned subsidiary.

At its MTI Micro subsidiary, the Company is principally focused on the development and commercialization of advanced cord-free rechargeable power pack technology for portable electronics. MTI Micro has developed a patented, proprietary direct methanol fuel cell (“DMFC”) technology called Mobion®, which generates electrical power using up to 100% methanol as fuel. MTI Micro’s Mobion® technology is intended to replace current lithium-ion and similar rechargeable battery systems currently used by original equipment manufacturers (“OEMs”) in many hand held electronic devices such as a personal digital assistant (“PDA”), Smart Phones and other accessories. The Company formed MTI Micro as a subsidiary on March 26, 2001 and currently owns approximately 96% of the outstanding common stock of MTI Micro. The remaining 4% is owned by strategic partners, other investors, and MTI Micro employees. In addition, employees of MTI Micro hold options to purchase shares of MTI Micro common stock representing approximately 0.07% of MTI Micro’s outstanding common stock on a fully diluted basis as of June 30, 2007. Such options are vested or will vest within the next two years.

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

MTI also co-founded and retains a minority interest in Plug Power Inc. (“Plug Power”) (Nasdaq: PLUG), a developer of clean, reliable, on-site energy products.

Our cash requirements depend on numerous factors, including completion of our micro fuel cell product development activities, ability to commercialize our micro fuel cell systems, market acceptance of our micro fuel cell systems and other factors. We expect to pursue the expansion of our operations through internal growth and strategic partnerships.

Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Six months ended June 30,
	2007	2006
Unrestricted cash, cash equivalents and marketable securities	$14,717	$22,949
Working capital	13,249	19,164
Net loss	(5,643)	(6,653)
Net cash used in operating activities	(7,735)	(7,124)
Purchase of property, plant and equipment	(240)	(513)

From inception through June 30, 2007, the Company has incurred net losses of $101,134 thousand and expects to incur losses as it continues micro fuel cell product development and commercialization programs. The Company expects that losses will continue and fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, sales of securities available for sale and the operating results of MTI Instruments and MTI Micro.

Restructuring

In March 2007, the Board of Directors of the Company announced a plan (the “Plan”) to suspend the high power development program of MTI Micro, which was initiated in response to decreased funding and fewer sales opportunities in the military market. The Plan when fully implemented will reduce MTI Micro’s workforce by 20%, with the intention of significantly reducing our cash burn while maintaining the research, development and commercialization capabilities needed to advance the Company’s consumer market programs. We expect our restructuring initiatives to deliver in excess of $5,400 thousand of annual employee-related and development program expense reductions when fully realized. We expect that the implemented Plan will result in expense reductions for 2007 in the range of $4,100 thousand.

The Company expects to incur total restructuring charges and other costs to implement the Plan, primarily for employee-related costs, including severance and other termination benefits of approximately $341 thousand. Through June 30, 2007, the Company has incurred total costs to implement actions associated with the Plan of $167 thousand. We expect to incur a majority of the remaining costs under this Plan by the end of 2007.

Critical Accounting Policies and Significant Judgments and Estimates

The Company’s discussion and analysis of its financial condition and results of operations are based upon the Company’s consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Note 1 to the consolidated financial statements of the Company’s 2006 Annual Report on Form 10-K includes a summary of the Company’s most significant accounting policies. Except for income taxes, there have been no material changes to the critical accounting policies previously disclosed in our 2006 Annual Report on Form 10-K. The methodology applied to management’s estimate for income taxes has changed due to the implementation of a new accounting pronouncement as described below. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an ongoing basis, the Company evaluates its estimates and judgments, including those related to revenue recognition, inventories, securities available for sale, income taxes, share-based compensation and derivatives. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Management reviews critical accounting estimates with the Audit Committee of the Company’s Board of Directors.

In June 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109 (“FIN 48”), which became effective for the Company beginning in fiscal 2007. FIN 48 addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The impact of our reassessment of our tax positions in accordance with FIN 48 did not have a material impact on our results of operations, financial condition or liquidity.

For additional information regarding the adoption of FIN 48, see Note 6 of Notes to Consolidated Financial Statements in Part I, Item 1 of this Form 10-Q.

Discussion and Analysis of Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2007 Compared to June 30, 2006: The following is management’s discussion and analysis of certain significant factors, which have affected the Company’s results of operations for the three and six months ended June 30, 2007 compared to the three and six months ended June 30, 2006.

Product Revenue. Product revenue in the Test and Measurement Instrumentation segment for the three months ended June 30, 2007 increased in comparison to the same period in 2006 by $575 thousand, or 33.8%, to $2,275 thousand. This increase is the result of dimensional gauging product sales, which have increased by $555 thousand when compared to the same period last year, led by OEM capacitance sales to our Japanese distributor. Increases were also recorded in semiconductor sales of $202 thousand, as two semi-automated metrology tool systems were sold during the period as compared to one such system in the corresponding period of 2006. Aviation revenue decreased by $187 thousand for the second quarter when compared to a similar period for 2006, driven principally by a $133 thousand decline in commercial aviation revenue.

Product revenue in the Test and Measurement Instrumentation segment for the six months ended June 30, 2006 increased in comparison to the same period in 2006 by $763 thousand, or 23.7%, to $3,976 thousand. This increase is the result of dimensional gauging sales, which have increased $666 thousand since last year primarily through sales to our Japanese distributor. Increases were also recorded in semiconductor sales of $337 thousand, as eight manual and four semi-automated metrology tool systems were sold during the period, as compared to four manual, one semi-automated and one fully-automated system in the corresponding period during 2006. Aviation revenue was down $249 thousand for the period, with an $80 thousand decline in PBS business with the US Air Force combined with a $143 thousand decline in commercial PBS business.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands, except contract values)					Total Contract
		Revenues	Revenues	Revenues	Orders
		Six Months	Six Months	Contract	Received
		Ended	Ended	to Date	to Date
Contract	Expiration	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2007
$8,800 thousand Air Force Retrofit and Maintenance of PBS 4100’s	06/20/2008	$682	$500	$7,309	$7,309

Funded Research and Development Revenue. Funded research and development revenue in the New Energy segment for the three months ended June 30, 2007 increased in comparison to the same period in 2006 by $260 thousand to $353 thousand, a 279.6% increase. The increase in revenue is primarily the result the Company’s Department of Energy (“DOE”) contract, which had its funding reinstated in May 2007 after it had been suspended during 2006. This DOE resumption contributed an additional $140 thousand to revenue in 2007, while revenue recognized from the Samsung Alliance Agreement increased $105 thousand over the same period in the prior year.

Funded research and development revenue in the New Energy segment for the six months ended June 30, 2007 increased in comparison to the same period in 2006 by $830 thousand to $968 thousand, a 601.4% increase. The increase in revenue is primarily the result of recognizing $418 thousand in revenue from the SAFT contract which had previously been deferred until the delivery under the contract was accepted, which occurred during the first quarter of 2007. Revenue changes during 2007 also included an additional $299 thousand recognized from the Samsung Alliance Agreement as well as a $98 thousand increase under the DOE contract over the same period in the prior year. The DOE funding had been suspended for 2006, and resumed in May 2007.

Information regarding contracts included in funded research and development revenue is as follows:

(Dollars in thousands, except contract values)
Contract	Contract Type	Expiration (1)	Revenue Six Months Ended June 30, 2007	% of 2007 Total	Revenue Six Months Ended June 30, 2006	% of 2006 Total	Revenue Contract to Date June 30, 2007

$3,000 thousand DOE (2)	A	09/30/08	$146	15.1%	$48	34.8%	$1,317
$1,000 thousand Samsung (3)	B	07/31/07	389	40.2	90	65.2	816
$418 thousand SAFT (4)	C	12/31/06	418	43.2	—	—	418
$15 thousand NCMS(5)	D	06/30/07	15	1.5	—	—	15
Total funded research and development revenue			$968	100.0%	$138	100.0%	$2,566

__________________________________________________________________________________________

(1) Dates represent expiration of contract, not date of final billing.

(2) DOE funding for this contract was suspended in 2006 and reinstated in May 2007. To date in 2007, the Company has received notification from the DOE of funding releases totaling $1,000 thousand and has also received an extension of the termination date for the contract from July 31, 2007 to September 30, 2008.

(3) This contract includes one up-front payment of $750 thousand and two milestone payments totaling $250 thousand for the delivery of prototypes.

(4) This is a subcontract with SAFT America, Inc. (“SAFT”) under the U.S. Army CECOM contract. The purchase order received in connection with this subcontract was revised on November 14, 2006 eliminating Milestone 4. As a result, the contract value was reduced from $470 thousand to $418 thousand and the expiration date was extended from September 30 to December 31, 2006.

(5) This contract was a cost plus catalyst research contract with the National Center for Manufacturing Sciences (“NCMS”).

Contract Type A - Cost Shared Contract.

Contract Type B - Research and Prototype Contract.

Contract Type C - Fixed Price Contract.

Contract Type D - Cost Plus Contract.

Cost of Product Revenue. Cost of product revenue in the Test and Measurement Instrumentation segment for the three months ended June 30, 2007 increased in comparison to the same period in 2006 by $90 thousand, or 12.4%, to $816 thousand. As a percentage of sales, the quarterly cost of sales has decreased nearly seven percentage points compared to the same period in the prior year.

Gross profit as a percentage of product revenue increased to 64.1% for the three months ended June 30, 2007 from 57.3% in the same period in the prior year. The gross profit percentage increase of nearly seven percentage points is due to improved inventory procurement practices, lower inventory obsolescence reserves in the fiber-optic, laser and capacitance lines, and the expansion of direct sale channels in the semiconductor product line.

Cost of product revenue in the Test and Measurement Instrumentation segment for the six months ended June 30, 2007 increased in comparison to the same period in 2006 by $289 thousand, or 22.8%, to $1,554 thousand. As a percentage of sales, the 2007 cost of sales for the six months ended June 30, 2007 has remained relatively consistent with the same period in 2006.

Gross profit as a percentage of product revenue increased to 60.9% for the six months ended June 30, 2007 from 60.6% in the same period in prior year.

Funded Research and Product Development Expenses. Funded research and product development expenses in the New Energy segment increase by $374 thousand, or 287.7%, to $504 thousand for the three months ended June 30, 2007 in comparison to the same period in 2006. For the three months ended June 30, 2007 MTI Micro had active contracts with Samsung, DOE and NCMS while in 2006 active contracts were with Samsung, SAFT and residual activity under the DOE contract.

New Energy segment expenses increased by $388 thousand, or 114.1%, to $728 thousand for the six months ended June 30, 2007 in comparison to the same period in 2006. While the active contracts were similar between periods, costs for Samsung increased by $299 thousand reflecting a full quarter of activity in 2007 compared with 1 1/2 months in 2006. Costs for the DOE contract increased by $203 thousand reflecting its reinstatement in May 2007. These increases were partially offset by a decrease in costs for SAFT of $131 thousand.

Unfunded Research and Product Development Expense. Unfunded research and product development expenses decreased by $754 thousand, or 24.2%, to $2,368 thousand for the three months ended June 30, 2007 in comparison to the same period in 2006. This decrease reflects an $875 thousand decrease in the New Energy segment reflecting cost savings from the decision to suspend further work on the Company’s high power program in March 2007, and resumption of work under the funded research program for the DOE. This decline was partially offset by a $121 thousand increase in product development expenses in the Test and Measurement Instrumentation segment, including increased staffing and support for the division’s new stand alone measurement and data acquisition unit, EVE.

Unfunded research and product development expenses increased by $294 thousand, or 5.4%, to $5,766 thousand for the six months ended June 30, 2007 in comparison to the same period in 2006. This increase reflects a $127 thousand increase in the New Energy segment related to increased internal costs for the development of micro fuel cell system and costs in connection with developing certain tooling capabilities to advance the development of fuel cell components and developing prototypes and product intent prototypes. This increase was partially offset by development savings in connection with the decision to suspend work on the high power program and the resumption of work under the funded research program for the DOE. This increase also includes a $167 thousand increase in product development expenses in the Test and Measurement Instrumentation segment reflecting increased staffing and external product development costs focused on the development of the stand-alone measurement and data acquisition solution, as well as other precision measurement solutions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses declined by $336 thousand, or 12.1%, to $2,440 thousand for the three months ended June 30, 2007 in comparison to the same period in 2006. This decrease is primarily the result of the following changes: a $453 thousand decrease in non-cash stock-based compensation charges reflecting the difference between sign-on and promotion grants in 2006 compared to annual compensation grants in 2007 and the reversal in 2007 of compensation expense related to certain executive stock-based performance grants where vesting is no longer expected to occur; a $62 thousand decrease in salaries and engineering management costs chiefly due to reduction in headcount; a $162 thousand decrease in outside services, primarily consultants related to the high power program; a $213 thousand increase related to decreased liquidations to unfunded research and development costs; a $55 thousand increase related to higher commissions at MTI Instruments attributable to higher revenues; a $45 thousand increase in business development travel costs at MTI Micro; and a $28 thousand increase in other expenses, net.

Selling, general and administrative expenses decreased by $940 thousand, or 16.1%, to $4,896 thousand for the six months ended June 30, 2007 in comparison to the same period in 2006. This decrease is primarily the result of the following changes: a $449 thousand decrease in non-cash stock-based compensation charges reflecting the difference between sign on and promotion grants in 2006 compared to annual compensation grants in 2007, and the reversal of compensation expense in 2007 related to certain executive stock-based performance grants where vesting is no longer expected to vest; $209 thousand decrease in salaries and engineering management costs primarily related to an increase in costs directly charged to research and product development; a $399 thousand decrease in outside services, chiefly consulting costs related to the high power program; a $144 thousand decrease in recruiting and relocation costs, a $48 thousand decrease related to increased liquidations to unfunded research and development costs, which is a result of the Company charging more time to internal development projects for technology platforms and the development of prototypes; a $204 thousand increase in severance costs attributable to employees terminated as a result of the Company’s March 2007 restructuring; a $120 thousand increase in business development travel costs at both MTI Instruments and MTI Micro; and an $15 thousand decrease in other expenses, net.

Operating Loss. Operating loss for the three months ended June 30, 2007 in comparison to the same period last year decreased by $1,461 thousand to $3,500 thousand, a 29.4% increase.

Operating loss for the six months ended June 30, 2007 in comparison to the same period last year decreased by $1,562 thousand to $8,000 thousand, a 16.3% decrease.

Gain on Sale of Securities Available for Sale. Results for the three months ended June 30, 2007 included no gain on sale of securities available for sale compared to a $2,544 thousand gain for the same period in 2006.

Results for the six months ended June 30, 2007 included no gain on sale of securities available for sale compared to a $3,810 thousand gain for the same period in 2006.

Gain on Derivatives. The Company recorded a $757 thousand gain on derivatives for the three months ended June 30, 2007 while recording no gain on derivative accounting for the same period in 2006. The 2007 gain is the result of Black-Scholes valuation adjustments to the freestanding warrant issued in conjunction with the Company’s December 2006 capital raise.

The Company recorded a $1,726 thousand gain on derivatives for the six months ended June 30, 2007 while recording no gain on derivative accounting for the same period in 2006. The 2007 gain is the result of Black-Scholes valuation adjustments to the freestanding warrant issued in conjunction with the Company’s December 2006 capital raise.

Income Tax (Expense) Benefit. The income tax rate for the three months ended June 30, 2007 was (0.60)% and the income tax rate for the three months ended June 30, 2006 was (44.43)%. These tax rates are primarily due to losses generated by operations, changes in the valuation allowance, permanent deductible differences for derivative valuations, and disproportionate effects of reclassification of gains included in net income.

The income tax rate for the six months ended June 30, 2007 was (0.45)% and the income tax rate for the six months ended June 30, 2006 was (28.73)%. These tax rates are primarily due to losses generated by operations, changes in the valuation allowance, permanent deductible differences for derivative valuations, and disproportionate effects of reclassification of gains included in net income.

The valuation allowance at June 30, 2007 was $20,766 thousand and at December 31, 2006 was $18,815 thousand. The Company determined that it was more likely than not that the ultimate recognition of certain deferred tax assets would not be realized.

Liquidity and Capital Resources

The Company has incurred significant losses as it continues to fund MTI Micro’s DMFC product development and commercialization programs. The Company expects that losses will continue and fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, gains on sales of securities available for sale, the operating results of MTI Instruments and MTI Micro, the availability, or lack thereof, of equity financing (including the warrants issued in connection with the 2006 capital raise), and the ability to attract government funding resources to offset research and development costs. As of June 30, 2007, the Company had an accumulated deficit of $101,134 thousand. During the six months ended June 30, 2007, the Company’s results of operations resulted in a net loss of $5,643 thousand and cash used in operating activities totaled $7,735 thousand. This cash use in 2007 was funded primarily by cash and cash equivalents on hand as of December 31, 2006 of $14,545 thousand. The Company expects to continue to incur losses as it seeks to develop and commercialize Mobion® fuel cell systems and it expects to continue funding its operations from current cash and cash equivalents, the sales of securities available for sale, proceeds, if any, from equity financings, including the exercise of warrants issued in connection with the 2006 capital raise, and government program funding.

There can be no assurance that the Company will not require additional financing during 2007 or that any additional financing will be available to the Company on terms acceptable to the Company, if at all. Cash used in operations is expected to total approximately $13,000 thousand for 2007. Further, cash used for capital expenditures is expected to total approximately $500 thousand in 2007 and will consist of purchases for computer equipment, software, furniture and manufacturing and laboratory equipment. The Company believes it will have adequate internal resources to fund operations and capital expenditures through the third quarter of 2008 based on current cash and cash equivalents, current cash flow requirements and revenue projections and the potential sale of securities available for sale at current market values. Proceeds from the sale of securities available for sale are subject to fluctuations in the market value of Plug Power. The Company may also seek to supplement its resources through external sources, such as equity offerings, and additional government revenues which could also provide more resources, however there is no assurance either of such resources will be available. Based upon current projections, the Company anticipates that it will have to raise additional equity capital to fund its long-term business plan.

As of June 30, 2007, the Company owned 2,589,936 shares of Plug Power common stock. Potential future sales of Plug Power securities will generate taxable income or loss, which is different from book income or loss, due to the tax basis in these assets being significantly different from their book basis.

Book and tax bases as of June 30, 2007 are as follows:

Security	Shares Held	Average Book Cost Basis	Average Tax Basis
Plug Power	2,589,936	$1.78	$0.96

Plug Power stock is currently traded on the Nasdaq Global Market and is therefore subject to stock market conditions. When acquired, these securities were unregistered. Plug Power securities are considered “restricted securities” as defined in Rule 144 and may not be sold in the future without registration under the Securities Act of 1933 (“Securities Act”), unless in compliance with an available exemption from it. While the Plug Power shares of common stock remain “restricted securities,” these shares are freely transferable by the Company in accordance with Rule 144(k) under the Securities Act since the Company and Plug Power are no longer affiliates and the Company has held the shares for more than two years.

Working capital was $13,249 thousand at June 30, 2007, a $7,571 thousand decrease from $20,820 thousand at December 31, 2006. This decrease is primarily the result of the use of cash in operations and the decrease in the market value of securities available for sale, offset by a deferred tax liability change related to securities available for sale and reduced deferred revenues.

At June 30, 2007, the Company’s order backlog was $1,480 thousand, compared to $220 thousand at December 31, 2006.

MTI Instrument’s inventory turnover ratios and accounts receivable days sales outstanding for the trailing twelve month periods and their changes are as follows:

	June 30, 2007	December 31, 2006	Change
Inventory turnover	2.5	2.2	0.3
Accounts receivable day sales outstanding	51	40	11

The improvement in the inventory turnover ratio is due to higher sales volumes while carrying relatively consistent inventory levels.

The increase in the accounts receivable days sales outstanding compared to 2006 is chiefly due to higher commercial sales, which tend to pay more slowly than government sales. Additionally, the division has granted its Japanese dimensional gauging distributor 90-day payment terms for sales to certain significant end-user customers.

Cash flow used by operating activities was $7,735 thousand for the six months ended June 30, 2007 compared with $7,124 thousand in the same period in 2006. This cash use increase of $611 thousand reflects a net decrease in cash expenditures to fund operations of $968 thousand, coupled with net balance sheet changes which increased cash expenditures by $1,579 thousand, reflecting the timing of cash payments and receipts, particularly recognition of deferred revenue and payment of certain accrued liabilities, including liabilities related to our restructuring activities.

Capital expenditures were $240 thousand during the six months ended June 30, 2007, a decrease of $273 thousand from the same period in the prior year. Capital expenditures in 2007 included computer equipment, software, and manufacturing and laboratory equipment. Outstanding commitments for capital expenditures as of June 30, 2007 totaled $47 thousand and include commitments for manufacturing and laboratory equipment. The Company expects to finance these expenditures with current cash and cash equivalents, the sale of securities available for sale, equity financing and other sources, as appropriate and to the extent available.

During 2007, the Company has not sold any Plug Power common stock. As of June 30, 2007, the Company estimates that our remaining net operating loss carry forwards to be approximately $53,384 thousand. During the six months ended June 30, 2006, the Company sold 903,500 shares of Plug Power common stock with gross proceeds totaling $5,415 thousand and gains totaling $3,810 thousand. These proceeds reflect the Company’s previously announced strategy to raise additional capital through the sale of Plug Power stock in order to fund its micro fuel cell operations. Taxes on the net gains are expected to be offset by the Company’s operating losses.

New Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. SFAS No. 159 is effective beginning January 1, 2008. We are currently reviewing the provisions of SFAS No. 159 to determine any impact for the Company.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 157 on the Company’s Consolidated Financial Statements.

Contractual Obligations

Contractual obligations as of June 30, 2007, under agreements with non-cancelable terms are as follows:

(Dollars in thousands)	Payments Due by Period
Contractual obligation	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$1,051	$529	$523	$—	$—
Purchase obligations	1,754	1,730	20	—	3
License obligations (A), (B), (C)	980	35	95	150	700
Total	$3,785	$2,294	$638	$150	$703

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

(B) Under the Strategic Alliance Agreement (the “Agreement”) with Gillette, if MTI Micro sells fuel refills in the target market after its exclusivity obligations have expired, then MTI Micro will be required to pay Gillette royalties as defined in the Agreement. The Agreement is subject to confidential treatment as filed with the SEC.

(C) Under the NYSERDA contract, MTI Micro agreed to pay NYSERDA a royalty of 5% of the sales price of any product sold incorporating intellectual property developed pursuant to the NYSERDA contract. If the product is manufactured by a New York State manufacturer, this royalty is reduced to 1.5%. Total royalties are subject to a cap equal to two times the total contract funds paid by NYSERDA to MTI Micro, and may be reduced to reflect any New York State jobs created by MTI Micro.

Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents we have filed with the Securities and Exchange Commission that are incorporated by reference into this Form 10-Q contain and incorporate forward-looking statements that involve risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Any statements contained, or incorporated by reference, in this Form 10-Q that are not statements of historical fact may be forward-looking statements. When we use the words “anticipates,” “plans,” “expects,” “believes,” “should,” “could,” “may,” “will” and similar expressions, we are identifying forward-looking statements. Forward-looking statements involve risks and uncertainties, which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include, among others:

•	our need to raise additional financing;
•	our ability to secure government funding;
•	the potential for early termination of our agreement with Gillette and its Duracell division;
•	risks related to developing Mobion® direct methanol micro fuel cells and whether we will ever successfully develop commercially viable Mobion® fuel cell systems;
•	our inability, or Gillette’s inability, to develop Mobion® fuel cell systems or fuel refills on our planned schedule;
•	market acceptance of Mobion® fuel cell systems;

•	risks related to our first field test ready military application Mobion® fuel cell product including technical, customer acceptance and safety;
•	our dependence on OEMs integrating Mobion® fuel cell systems into their devices;
•	the need for current regulations to change to permit methanol to be carried onto airplanes for Mobion® fuel cell systems to achieve mass market commercialization;
•	risks related to the flammable nature of methanol as a fuel source;
•	our history of losses;
•	intense competition in the DMFC and instrumentation businesses;
•	risks related to protection and infringement of intellectual property;
•	the historical volatility of our stock price;
•	risks related to the market price of the Plug Power common stock that we own;
•	MTI Instruments sales dependence on a small number of customers;
•	our ability to effectively implement our restructuring activities;
•	our dependence on continued government funding for MTI Micro research and development and MTI Instruments product sales;
•	introduction of new products at MTI Instruments;
•	our ability to develop and sell the Mobion® Chip platform;
•	MTI Instruments sales revenue growth may not be achieved;
•	general market conditions; and
•

other factors, referred to under the caption “Risk Factors” which are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and Part II, Item 1A of this quarterly report.

Readers should not rely on our forward-looking statements. These and other risks are set forth in greater detail in the “Risk Factors” section of our 2006 Annual Report on Form 10-K, which are incorporated herein by reference, and under Part II Other Information, Item 1A: Risk Factors, in this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign exchange rates or weak economic conditions in foreign markets. Since our sales are currently denominated in U.S. dollars and are translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. Interest income is sensitive to changes in the general level of U.S. interest rates, particularly since our investments are in cash equivalents. Based on the nature and current levels of our cash equivalents, however, we have concluded that there is no material market risk exposure.

As a result of holding securities available for sale, the Company is exposed to fluctuations in the market value of these securities. The Company recognizes changes in market value through the balance sheet, however if an other than temporary market decline were to occur, it could have a material impact on the Company’s operating results.

The Company’s issued derivatives consist of rights to purchase shares of the Company’s common stock. The Company does not use derivative financial instruments for speculative or trading purposes. The fair value of the derivative related to freestanding warrants issued by the Company during its December 2006 capital raise is recorded in the “Derivative liability” line in our condensed consolidated balance sheets in Item 1 on page 3 of this Quarterly Report on Form 10-Q. These derivatives are valued quarterly using the Black-Scholes Option Pricing Model. The Company recognizes changes in fair value through the operating statement line titled “Gain on derivatives” in Item 1 on page 4 of this Quarterly Report on Form 10-Q.

Item 4. Controls and Procedures

The certifications of the Company’s Chief Executive Officer and Chief Financial Officer attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning the Company’s disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.

(a) Evaluation of Disclosure Controls and Procedures

The Company’s management, under the supervision of and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and other procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, reported and communicated to the Company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure in accordance with Exchange Act Rule 13a-15(e). Based on that evaluation, the Company’s management, including the Chief Executive Officer and the Chief Financial Officer, concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company’s fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

At any point in time, the Company and its subsidiaries may be involved in various lawsuits or other legal proceedings. Such lawsuits could arise from the sale of products or services or from other matters relating to its regular business activities, compliance with various governmental regulations and requirements, or other transactions or circumstances. The Company does not believe there are any such proceedings presently pending that could have a material adverse effect on the Company’s financial condition. See Note 14 to the Company’s Condensed Consolidated Financial Statements for further information.

Item 1A.	Risk Factors

Our 2006 Annual Report on Form 10-K includes a detailed discussion of our risk factors. In addition, information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Statement Concerning Forward Looking Statements”. These risk factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. Pursuant to the instructions to this Quarterly Report on Form 10-Q, the Company has provided below only those risk factors that are new or that have been materially amended since the time that we filed our 2006 Annual Report on Form 10-K. Accordingly, the information presented below should be read in conjunction with the risk factors and information disclosed in our 2006 Annual Report on Form 10-K.

We have incurred losses and anticipate continued losses. If we do not become profitable and sustain profitability, it will have a material adverse effect on our business plans, prospects, results of operations and financial condition.

As of June 30, 2007, we had an accumulated deficit of $101,134 thousand. For the six months ended June 30, 2007, our net loss was $5,643 thousand, which includes an operating loss of $8,000 thousand. We have incurred and expect to continue incurring net losses from operations until we can produce sufficient revenues to cover costs. In order to achieve profitability, we must successfully achieve all or some combination of the following:

•	develop new products for existing markets;
•	sell these products to existing and new customers;
•	increase gross margins through higher volumes and manufacturing efficiencies;
•	control operating expenses; and
•	develop and manage distribution capability.

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

Our resources available to fund operations may fluctuate as the value of Plug Power’s share price fluctuates, and could result in our requiring additional funding sooner than anticipated.

A primary asset of the Company is the shares of Plug Power common stock it owns. As of June 30, 2007, the Company owned 2,589,936 shares of common stock in Plug Power, which is a publicly traded company. The market price of the Plug Power common stock may fluctuate due to market conditions and other conditions over which the Company has no control. Fluctuations in the market price of Plug Power’s common stock may result in a reduction of resources available to fund operations which could negatively impact our liquidity and result in our requiring additional funding sooner than anticipated.

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

We are dependent on continued government funding for MTI Micro research and development and MTI Instruments product sales. The loss or interruption of such contracts the inability to delivery on such purchase orders and contracts, and the inability to obtain additional orders and contracts may have a material adverse effect on our business plans, prospects, results of operations, cash flows and financial condition.

A large portion of revenues at MTI Instruments and MTI Micro for the next several years may come from government contracts and product purchase orders. We can offer no assurance that we will be able to secure continued government funding or perform or deliver products in accordance with specifications in any contract or purchase order. The loss or interruption of such contracts, the inability to delivery on such purchase orders and contracts, and the inability to obtain additional purchase orders and contracts may have a material adverse effect on our business plans, prospects, results of operations, cash flows and financial condition.

Revenue growth at our MTI Instruments subsidiary is dependent upon sales of new products. The failure of any new product could have a material adverse effect on the Company’s business, financial condition, and financial results.

Continued growth of revenue at MTI Instruments is partially dependent upon future prospects and applications for MTII’s existing and new product offerings. We cannot assure that MTI Instruments will be able to sell new products to customers, or deliver new products that withstand testing and meet requirements and expectations of customers. The failure of any new product could have a material adverse effect on the Company’s business, financial condition, and financial results.

MTI Micro may not complete the development of Mobion® Chips, and any such delay or failure could have material adverse consequences on MTI Micro’s and the Company’s business plans, prospects, results of operations and financial condition.

The Mobion® chip is a key component in the development of Mobion® products for consumer applications including cell phones and accessories, digital cameras, MP3 players and others. Risks related to our Mobion® chip include: future prospects and applications for our Mobion® chip platform; the ability of MTI Micro to manufacture these chips; the ability of MTI Micro to sell fuel cell systems with Mobion® chips inside to customers; and MTI Micro´s ability to deliver fuel cell systems with Mobion® chips that withstand testing and meet the requirements and expectations of prospective customers. Failure to complete the development of Mobion® Chips, and any such delay or failure could have material adverse consequences on MTI Micro’s and the Company’s business plans, prospects, results of operations and financial condition.

MTI Instruments sales revenue may not be achieved.

There is no assurance that MTI Instruments will continue to achieve its sales targets. A number of factors that could impact MTI Instruments achieving its sales goals include, but are not limited to:

•	Slow down, cancellation or elimination of government contracts and orders for the sale of PBS-4100 units to the military market;
•	Dependence on a network of sales representatives and distributors for a significant portion of MTI Instrument’s annual sales;
•	Changes in our sales and distribution channel strategies;
•	Expansion of sales in new territories may not occur due to lack of brand recognition, competition, or market saturation;
•	Launch of new products may not occur due to an aggressive internal development timeline, uncertainty in new technology development, and established competing technology

Item 4.        Submission of Matters to a Vote of Security Holders

At the Company’s Annual Meeting of Shareholders (“Annual Meeting”) held on June 18, 2007, a total of 31,418,339 shares (approximately 82.5%) of the issued and outstanding shares of the Company’s common stock of 38,070,963 were represented by proxy or in person at the meeting. The final report from the Inspectors of Election showed that the Company’s shareholders approved the following:

(1)	Election of the following directors for the terms of office noted:

Election of Directors	Term	Number of Votes For	% Cast	Against/ Withheld	Broker Non-Votes
Steven N. Fischer	1 Yr.	29,301,402	93.26	2,116,937	-
Peng K. Lim	3 Yr.	29,971,745	95.40	1,446,594	-
Dr. Walter L. Robb	3 Yr.	29,420,711	93.64	1,997,628	-

The terms of office of Thomas J. Marusak, E. Dennis O’Connor and William P. Phelan continue after the Annual Meeting.

(2)        The amendment to the Company’s restated certificate of incorporation, as amended, to authorize 30,000,000 shares of preferred stock was not approved by the majority of shareholders represented and entitled to vote.

	Against/		Broker
Number of Votes For	Withheld	Abstentions	Non-Votes
10,622,724	5,690,318	191,077	14,914,220

(3)        The amendment to the Company’s by-laws to provide for uncertificated shares to be listed on a direct registration system was approved by the majority of shareholders represented and entitled to vote.

	Against/		Broker
Number of Votes For	Withheld	Abstentions	Non-Votes
28,530,017	2,391,934	496,388	-

(4)        The amendment to the Company’s by-laws to clarify the treatment of abstentions and broker non-votes on certain matters requiring stockholder approval was not approved by the majority of shareholders represented and entitled to vote.

	Against/		Broker
Number of Votes For	Withheld	Abstentions	Non-Votes
14,332,920	1,694,440	476,759	14,914,220

Item 5.	Other Information

Mechanical Technology Incorporated’s MTI MicroFuel Cells Inc. subsidiary (“MTI Micro”) and Samsung Electronics Ltd. (“Samsung”) are currently in discussion about their joint collaboration moving forward.

Item 6.	Exhibits
Exhibit No.	Description
10.148	Fourth Amendment to lease dated August 6, 2007 between Kingfisher, LLC and Mechanical Technology Incorporated
31.1	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Peng K. Lim
31.2	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Cynthia A. Scheuer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Peng K. Lim
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Cynthia A. Scheuer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mechanical Technology Incorporated
August 9, 2007	By:	/S/ Peng K. Lim
Peng K. Lim Chief Executive Officer

August 9, 2007	By:	/S/ Cynthia A. Scheuer
Cynthia A. Scheuer Vice President, Chief Financial Officer and Secretary