Form 10-Q
period 2007-09-30
MECHANICAL TECHNOLOGY INC
filed 2007-11-08
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

                Yes ☐ No ☒

The number of shares of common stock, par value of $0.01 per share, outstanding as of November 2, 2007 was 38,179,888.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

INDEX

Part I. FINANCIAL INFORMATION	Page No.

Item 1. Financial Statements Financial Statements of Mechanical Technology Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets – September 30, 2007 and December 31, 2006 (Unaudited)	3

Condensed Consolidated Statements of Operations – Three and nine months ended September 30, 2007 and 2006 (Unaudited)	4

Condensed Consolidated Statements of Shareholders’ Equity and Comprehensive Loss – Nine months ended September 30, 2007 and 2006 (Unaudited)	5

Condensed Consolidated Statements of Cash Flows – Nine months ended September 30, 2007 and 2006 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7-17

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18-25

Item 3. Quantitative and Qualitative Disclosures About Market Risk	25

Item 4. Controls and Procedures	25-26

Part II. OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 1A. Risk Factors	26-27

Item 6. Exhibits	28

Signatures	29

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2007 and December 31, 2006 (Unaudited)

(Dollars in thousands)

	Sept. 30, 2007	December 31, 2006
Assets:
Current Assets:
Cash and cash equivalents	$4,704	$14,545
Securities available for sale	6,789	10,075
Accounts receivable	1,870	1,613
Inventories, net	1,367	1,216
Prepaid expenses and other current assets	893	442
Total Current Assets	15,623	27,891

Property, plant and equipment, net	2,296	2,926
Deferred income taxes	1,853	2,994

Total Assets	$19,772	$33,811

Liabilities and Shareholders’ Equity:
Current Liabilities:
Accounts payable	$266	$651
Accrued liabilities	2,121	2,470
Deferred revenue	—	866
Income taxes payable	8	90
Deferred income taxes	1,853	2,994
Total Current Liabilities	4,248	7,071

Long-Term Liabilities:
Uncertain tax position liability	204	—
Derivative liability	1,574	3,664
Total Liabilities	6,026	10,735

Commitments and contingencies
Minority interests	96	205

Shareholders’ Equity:
Common stock, par value $0.01 per share, authorized 75,000,000; 46,220,624 issued in 2007 and 46,084,678 issued in 2006	462	461
Paid-in-capital	131,455	130,565
Accumulated deficit	(103,615)	(95,385)
Accumulated Other Comprehensive Income:
Unrealized (loss) gain on securities available for sale, net of tax	(898)	984
Common stock in treasury, at cost, 8,040,736 shares in 2007 and 2006	(13,754)	(13,754)
Total Shareholders’ Equity	13,650	22,871
Total Liabilities and Shareholders’ Equity	$19,772	$33,811

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Dollars in thousands, except per share data)

	Three months ended		Nine months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2007	2006	2007	2006

Product revenue	$2,196	$1,693	$6,172	$4,906
Funded research and development revenue	357	173	1,325	311
Total revenue	2,553	1,866	7,497	5,217
Operating costs and expenses:
Cost of product revenue	848	650	2,402	1,915
Research and product development expenses:
Funded research and product development	691	323	1,419	663
Unfunded research and product development	1,986	3,234	7,752	8,706
Total research and product development expenses	2,677	3,557	9,171	9,369
Selling, general and administrative expenses	1,716	1,859	6,612	7,695
Operating loss	(2,688)	(4,200)	(10,688)	(13,762)
Gain on derivatives	363	—	2,089	—
Gain on sale of securities available for sale	417	—	417	3,810
Other (expense) income, net	(1)	85	231	223
Loss before income taxes and minority interests	(1,909)	(4,115)	(7,951)	(9,729)
Income tax (expense) benefit	(688)	69	(715)	(1,544)
Minority interests in losses of consolidated subsidiary	116	368	542	942
Net loss	$(2,481)	$(3,678)	$(8,124)	$(10,331)

Loss per Share (Basic and Diluted):
Loss per share	$(0.07)	$(0.12)	$(0.21)	$(0.33)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS (Unaudited)

(Dollars in thousands)

	Nine months ended
	Sept. 30,	Sept. 30,
	2007	2006
Common Stock
Balance, beginning	$461	$390
Issuance of shares – options	—	6
Issuance of shares – restricted stock	1	1
Balance, ending	$462	$397
Paid-In Capital
Balance, beginning	$130,565	$122,095
Issuance of shares – options	59	1,155
MTI MicroFuel Cell investment	(433)	(936)
Share-based compensation	1,264	2,229
Elimination of unearned compensation due to change in accounting principle	—	(80)
Balance, ending	$131,455	$124,463
Accumulated Deficit
Balance, beginning	$(95,385)	$(81,718)
Cumulative effect of adoption of FIN 48	(106)	—
Net loss	(8,124)	(10,331)
Balance, ending	$(103,615)	$(92,049)
Accumulated Other Comprehensive Income (Loss):
Unrealized Gain (Loss) on Securities Available for Sale, Net of Taxes
Balance, beginning	$984	$5,983
Less reclassification adjustment for gains included in net income (net of taxes of $693 in 2007 and $1,566 in 2006)	(152)	(1,464)
Change in unrealized gain on securities available for sale (net of taxes of $0 in 2007 and $0 in 2006)	(1,730)	(2,957)
Balance, ending	$(898)	$1,562
Restricted Stock Grants – Unearned Compensation
Balance, beginning	$—	$(80)
Elimination of unearned compensation due to change in accounting principle	—	80
Balance, ending	$—	$—
Treasury Stock
Balance, beginning	$(13,754)	$(13,754)
Balance, ending	$(13,754)	$(13,754)
Total Shareholders’ Equity
Balance, ending	$13,650	$20,619
Total Comprehensive (Loss) Income:
Net loss	$(8,124)	$(10,331)
Other comprehensive (loss):
Less reclassification adjustment for gains included in net income, net of taxes	(152)	(1,464)
Change in unrealized gain on securities available for sale, net of taxes	(1,730)	(2,957)
Total comprehensive loss	$(10,006)	$(14,752)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

(Dollars in thousands)

	Nine months ended
	Sept. 30, 2007	Sept. 30, 2006
Operating Activities
Net loss	$(8,124)	$(10,331)
Adjustments to reconcile net loss to net cash used by operations:
Gain on derivatives	(2,089)	—
Minority interests in losses of consolidated subsidiary	(542)	(942)
Depreciation and amortization	860	837
Gain on sale of securities available for sale	(417)	(3,810)
Allowance for bad debts	—	(1)
Loss on disposal of fixed assets	39	34
Deferred income taxes	693	1,543
Stock based compensation	1,264	2,229
Changes in operating assets and liabilities:
Accounts receivable	(257)	(110)
Other receivables – related parties	—	3
Inventories	(151)	(155)
Prepaid expenses and other current assets	(451)	(218)
Accounts payable	(386)	68
Income taxes payable	16	23
Accrued liabilities – related parties	—	(2)
Deferred revenue	(866)	702
Accrued liabilities	(349)	128
Net cash used by operating activities	(10,760)	(10,002)
Investing Activities
Purchases of property, plant and equipment	(281)	(867)
Proceeds from sale of property plant equipment	12	2
Proceeds from sale of securities available for sale	1,128	5,415
Net cash (used) provided by investing activities	859	4,550
Financing Activities
Proceeds from stock option exercises	60	1,161
Net cash provided by financing activities	60	1,161
Decrease in cash and cash equivalents	(9,841)	(4,291)
Cash and cash equivalents - beginning of period	14,545	11,230
Cash and cash equivalents - end of period	$4,704	$6,939

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	Basis of Presentation

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2006 has been derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the periods as of and ended September 30, 2007 and 2006.

Liquidity

The Company has incurred significant losses as it continues to fund its subsidiary MTI MicroFuel Cells Inc. (“MTI Micro”) in MTI Micro’s Direct Methanol Fuel Cell (“DMFC”) product development and commercialization programs. The Company expects that losses will continue and may be substantial as a result of, among other factors, sales of securities available for sale, the operating results of its subsidiaries MTI Instruments, Inc. (“MTI Instruments”) and MTI Micro, and the availability, or lack thereof, of equity financing and the ability to attract government funding resources to fund research and development costs. The Company anticipates that it will continue incurring losses as it seeks to develop and commercialize its DMFC systems. It expects to continue funding its operations from current cash and cash equivalents, the sale of securities available for sale, government research program funding and the proceeds, if any, from potential equity offerings by the Company.

At September 30, 2007, the Company had cash, cash equivalents and securities available for sale in the amount of $11,493 thousand and working capital of $11,375 thousand. The failure to raise the funds necessary to finance our future cash requirements could adversely affect the Company’s ability to pursue its strategy and could negatively affect the Company’s operations in future periods.

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

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	Accounts Receivable and Allowance for Doubtful Accounts

Receivable balances consist of the following at:

(Dollars in thousands)	Sept. 30,	Dec. 31,
	2007	2006
U.S. and State Government:
Amount billed	$687	$194
Amount billable	—	9
Total U.S. and State Government	687	203
Commercial	1,183	1,410
Sub Total	1,183	1,613
Allowance for doubtful accounts	—	—
Total	$1,870	$1,613

For the three months ended September 30, 2007 and 2006, a single commercial customer represented 30.7% and 25.5%, respectively, of the Company’s instrumentation segment product revenue. As of September 30, 2007 and December 31, 2006, this commercial customer represented 29.0% and 48.8%, respectively, of the Company’s instrumentation segment accounts receivable.

4.	Inventories

Inventories, net consist of the following at:

(Dollars in thousands)	Sept. 30,	Dec. 31,
	2007	2006
Finished goods	$357	$279
Work-in-process	352	238
Raw materials, net	658	699
	$1,367	$1,216

5.	Securities Available for Sale

Securities available for sale are classified as current assets and accumulated net unrealized gains (losses) are charged to other comprehensive income (loss).

The principal components of the Company’s securities available for sale consist of the following at:

(Dollars in thousands, except market price and share data)				Quoted
				Market
	Book	Unrealized	Recorded	Price Per
Security	Basis	Gain	Fair Value	NASDAQ	Ownership	Shares
September 30, 2007
Plug Power	$3,891	$2,898	$6,789	$3.10	2.50%	2,189,936
December 31, 2006
Plug Power	$4,602	$5,473	$10,075	$3.89	2.99%	2,589,936

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The book basis roll forward of Plug Power securities is as follows:

Plug Power – Current

(Dollars in thousands)	Sept. 30,	Dec. 31,
	2007	2006
Securities available for sale, beginning of period	$4,602	$6,562
Sale of shares	(711)	(1,960)
Securities book basis	3,891	4,602
Unrealized gain on securities available for sale	2,898	5,473
Securities available for sale, end of period	$6,789	$10,075

Accumulated unrealized gains related to Plug Power securities available for sale are as follows:

(Dollars in thousands)	Sept. 30,	Dec. 31,
	2007	2006
Accumulated unrealized gains	$2,898	$5,473
Accumulated deferred tax expense on unrealized gains	(3,796)	(4,489)
Accumulated net unrealized gains	$(898)	$984

6.	Income Taxes

The Company adopted the provisions of FIN 48 on January 1, 2007, the first day of its 2007 fiscal year. As a result of the implementation of FIN 48, the Company recorded a $106 thousand increase in the net liability for uncertain tax positions, which was recorded as an adjustment to our opening balance of retained earnings on January 1, 2007. Additionally, the same tax position that triggered the Company’s FIN 48 adoption charge caused the Company to reclassify $80 thousand from current income taxes payable to non-current liabilities for uncertain tax positions. The total amount of unrecognized tax benefits as of January 1, 2007 and September 30, 2007, was approximately $1.8 million. In future periods, if these unrecognized benefits become supportable, the Company may not recognize a change in its effective rate as long as it remains in a full valuation allowance position. As of September 30, 2007, there have been no material changes to the liability for uncertain tax positions from the date of the Company’s adoption. Included in the balance of unrecognized tax benefits at January 1, 2007 is $239 thousand related to tax positions for which it is reasonably possible that the total amounts could significantly change during the next twelve months. This amount represents unrecognized tax benefits comprising potential recognition for tax purposes of losses in a partnership in which the Company held a minority stake.

In accordance with our accounting policy, we recognize interest and penalties related to uncertain tax positions as a component of tax expense. This policy did not change as a result of the adoption of FIN 48. As of January 1, 2007, accrued interest included in Uncertain Tax Position Liability totaled $34 thousand. During the nine month period ended September 30, 2007, the Company recognized $11 thousand in potential interest expense on uncertain tax positions, and our Condensed Consolidated Balance Sheet as of that date includes total interest of $45 thousand associated with these positions.

The Company files income tax returns, including returns for our subsidiaries, with federal and state jurisdictions. The Company is no longer subject to IRS examination for its federal returns for any periods prior to 2003, although carryforward attributes that were generated prior to 2004 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period. The Company has an ongoing tax examination by New York State for the years 2002 through 2004. We do not believe that the net outcome of this examination will have a material impact on our financial statements.

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The Company’s effective income tax (expense) benefit rate from operations differed from the Federal statutory rate as follows:

	Three months ended		Nine months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2007	2006	2007	2006
Federal statutory tax rate	34.00%	34.00%	34.00%	34.00%
State taxes, net of federal tax effect	(2.08)	7.10	3.84	2.33
Change in valuation allowance	(48.66)	(36.99)	(50.76)	(38.49)
Disproportionate tax effect of reclassification adjustment
for gains included in net loss	(28.06)	—	(6.74)	(12.44)
Permanent tax difference on derivative valuation	7.61	—	10.51	—
Other, net	1.15	(2.45)	0.16	(1.27)
Tax rate	(36.04)%	1.66%	(8.99)%	(15.87)%

Income tax (expense) benefit consists of the following:

(Dollars in thousands)	Three months ended		Nine months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2007	2006	2007	2006
Operations before minority interest
Federal	$—	$—	$—	$—
State	5	69	(22)	(1)
Deferred	(693)	—	(693)	(1,543)
Total	$(688)	$69	$(715)	$(1,544)
Income tax benefit (expense) allocated directly to shareholders’ equity:
Change in unrealized (gain) loss on securities available for sale:
Tax effect of reclassification adjustment for gains included in net income (loss)	$693	$—	$693	$1,566

The valuation allowance at September 30, 2007 and December 31, 2006 was $21,948 thousand and $18,815 thousand, respectively and represents a full valuation allowance. The valuation allowance reflects the estimate that it is more likely than not that the net deferred tax assets in excess of deferred tax liabilities may not be realized.

7.	Shareholders’ Equity

Changes in common shares issued and treasury stock outstanding are as follows:

	Nine Months Ended Sept. 30, 2007	Year Ended Dec. 31, 2006
Common Shares
Balance, beginning	46,084,678	38,965,937
Issuance of shares for stock option exercises	85,946	719,791
Issuance of shares for restricted and unrestricted stock grants	55,000	76,080
Forfeiture of restricted stock grant	(5,000)	—
Issuance of shares for anti-dilution penalty	—	267,314
Issuance of shares for capital raise	—	6,055,556
Balance, ending	46,220,624	46,084,678

Treasury Stock

Balance, beginning	8,040,736	8,040,736
Balance, ending	8,040,736	8,040,736

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Warrants Issued

On December 20, 2006, the Company issued warrants to investors to purchase 3,027,778 shares of the Company’s common stock at an exercise price of $2.27 per share. The estimated fair value of this warrant at the date issued was $1.27 per share, using a Black-Scholes Option Pricing Model and assumptions similar to those used for valuing the Company’s share-based compensation. The fair value of the derivative is recorded in the “Derivative liability” line on its financial statements, and is valued quarterly using the Black-Scholes Option Pricing Model, using the following assumptions:

	Sept. 30,		Dec. 31,
	2007		2006
Expected life of options	1,542	days	1,815	days
Risk free interest rate	4.23%		4.70%
Expected volatility of stock	76.08%		80.34%
Expected dividend yield	None		None

The Company recognizes changes in fair value through the operating statement line titled “Gain on derivatives.” These valuations will continue until expiration or exercise of the warrants. The warrants became exercisable on June 20, 2007 and expire on December 19, 2011.

Reservation of Shares

The Company has reserved common shares for future issuance as of September 30, 2007 as follows:

Stock options outstanding	6,402,193
Stock options available for issuance	1,052,776
Warrants outstanding	3,027,778
Number of common shares reserved	10,482,747

8.	Loss per Share

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations:

(Dollars in thousands, except shares)	Three months ended		Nine months ended
Numerator	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2006
Net loss	$(2,481)	$(3,678)	$(8,124)	$(10,331)

Denominator-Basic EPS:
Common shares outstanding, beginning of period	38,125,963	31,526,435	38,043,942	30,925,201
Weighted average common shares issued during period	34,054	61,669	49,951	404,250
Weighted average restricted shares forfeited during period	(3,424)	—	(1,154)	—
Less: Non-vested restricted stock	(6,576)	(5,000)	(5,769)	(2,491)
Denominator for basic earnings per common share –Weighted average common shares	38,150,017	31,583,104	38,086,970	31,326,960

Denominator-Diluted EPS:
Common shares outstanding, beginning of period	38,125,963	31,526,435	38,043,942	30,925,201
Weighted average common shares issued during period	34,054	61,669	49,951	404,250
Weighted average restricted shares forfeited during period	(3,424)	—	(1,154)	—
Less: Non-vested restricted stock due to anti-dilutive effect (net loss)	(6,576)	(5,000)	(5,769)	(2,491)
Denominator for basic earnings per common share –Weighted average common shares	38, 150,017	31,583,104	38,086,970	31,326,960

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Not included in the computation of earnings per share-assuming dilution for the three and nine months ended September 30, 2007 were options to purchase 6,402,193 shares of the Company’s common stock, warrants to purchase 3,027,778 shares of the Company’s stock, 5,000 unvested restricted shares of the Company’s common stock, and options to purchase 25,668 shares of MTI Micro’s common stock. These potentially dilutive items were excluded because the Company incurred losses for these periods, and their inclusion would be anti-dilutive.

Not included in the computation of earnings per share-assuming dilution for the three and nine months ended September 30, 2006 were options to purchase 5,571,628 shares of the Company’s common stock, additional investment rights to purchase approximately 3,320,604 shares of the Company’s common stock, 5,000 unvested restricted shares of the Company’s common stock, and options to purchase 36,668 shares of MTI Micro’s common stock. These potentially dilutive items were excluded because the Company incurred losses for these periods, and their inclusion would be anti-dilutive. The additional investment rights expired on December 31, 2006.

9.	Stock-based Compensation

Under our equity incentive compensation plans, the Company has issued time-vesting and performance-based stock options and time-vesting and performance-based restricted stock awards. Awards are typically settled using newly issued shares. The maximum contractual term of stock options granted under the Company’s equity incentive plans ranges from 7 to 10 years, depending upon the plan. During the nine month period ended September 30, 2007, the Company granted approximately 1,534,000 stock options with a weighted average fair value per share of $0.80. The total number of outstanding non-vested restricted stock awards was 5,000 at both September 30, 2007 and December 31, 2006.

Total share-based compensation expense related to all of the Company’s share-based awards, recognized for the three and nine months ended September 30, 2007 and 2006 was comprised as follows:

(Dollars in thousands)	Three months ended		Nine months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2007	2006	2007	2006

Unfunded research and product development	$85	$246	$166	$599
Selling, general and administrative	222	300	1,098	1,630
Share-based compensation expense before taxes	307	546	1,264	2,229
Related income tax benefits A	—	—	—	—
Share-based compensation expense, net of taxes	$307	$546	$1,264	$2,229

A Income tax effect is zero due to the Company maintaining a full valuation allowance.

Unrecognized compensation costs related to non-vested awards as of September 30, 2007 is $1,828 thousand for stock options and $5 thousand for restricted stock, and is expected to be recognized on a weighted average vesting period of approximately 1.32 years.

The fair value of stock option awards is estimated on the date of grant using a Black-Scholes Pricing Model with the following weighted average assumptions:

	Three months ended			Nine months ended
	Sept. 30,		Sept. 30,	Sept. 30,			Sept. 30,
	2007		2006	2007			2006
Expected life of options	4.65	years	4.31	years	3.46	years	4.47	years
Risk free interest rate range	4.26-4.26%		4.73-5.29%		4.26-5.04%		4.73-5.29%
Expected volatility of stock	72.78%		77.03%		72.57%		76.68%
Expected dividend yield	None		None		None		None

The fair value of restricted stock awards is determined using the intrinsic value of the award on the date of grant.

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

10.	Cash Flows – Supplemental Information
(Dollars in thousands)	Nine Months ended
	Sept. 30,	Sept. 30,
	2007	2006
Non-cash Operating, Investing and Financing Activities:
Change in investment and paid-in-capital resulting from other investors’ activity in MTI Micro stock	$(433)	$(936)

11.	Segment Information

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

(Dollars in thousands)		Test and			Condensed
		Measurement		Reconciling	Consolidated
	New Energy	Instrumentation	Other	Items	Totals
Three months ended September 30, 2007
Product revenue	$—	$2,196	$—	$—	$2,196
Funded research and development revenue	357	—	—	—	357
Research and product development expenses	2,272	405	—	—	2,677
Selling, general and administrative expenses	268	615	833	—	1,716
Gain on sale of securities available for sale	417	—	—	—	417
Segment loss from operations before income taxes and minority interests	(2,208)	201	98	—	(1,909)
Segment (loss) profit	(2,208)	201	(590)	116	(2,481)
Total assets	9,783	3,426	6,563	—	19,772
Securities available for sale	6,789	—	—	—	6,789
Capital expenditures	22	19	—	—	41
Depreciation and amortization	178	30	72	—	280

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)		Test and			Condensed
		Measurement		Reconciling	Consolidated
	New Energy	Instrumentation	Other	Items	Totals

Three months ended September 30, 2006
Product revenue	$—	$1,693	$—	$—	$1,693
Funded research and development revenue	173	—	—	—	173
Research and product development expenses	3,261	296	—	—	3,557
Selling, general and administrative expenses	325	604	930	—	1,859
Gain on sale of securities available for sale	—	—	—	—	—
Segment loss from operations before income taxes and minority interests	(4,350)	64	171	—	(4,115)
Segment (loss) profit	(4.350)	64	240	368	(3,678)
Total assets	14,474	2,135	10,597	—	27,206
Securities available for sale	11,355	—	—	—	11,355
Capital expenditures	256	85	13	—	354
Depreciation and amortization	157	24	91	—	272

(Dollars in thousands)		Test and			Condensed
		Measurement		Reconciling	Consolidated
	New Energy	Instrumentation	Other	Items	Totals
Nine months ended September 30, 2007
Product revenue	$—	$6,172	$—	$—	$6,172
Funded research and development revenue	1,325	—	—	—	1,325
Research and product development expenses	7,920	1,251	—	—	9,171
Selling, general and administrative expenses	1,486	1,936	3,190	—	6,612
Gain on sale of securities available for sale	417	—	—	—	417
Segment loss from operations before income taxes and minority interests	(9,696)	201	1,544	—	(7,951)
Segment (loss) profit	(9,696)	201	829	542	(8,124)
Total assets	9,783	3,426	6,563	—	19,772
Securities available for sale	6,789	—	—	—	6,789
Capital expenditures	170	90	21	—	281
Depreciation and amortization	541	87	232	—	860

Nine months ended September 30, 2006
Product revenue	$—	$4,906	$—	$—	$4,906
Funded research and development revenue	311	—	—	—	311
Research and product development expenses	8,394	975	—	—	9,369
Selling, general and administrative expenses	2,321	1,744	3,630	—	7,695
Gain on sale of securities available for sale	3,810	—	—	—	3,810
Segment loss from operations before income taxes and minority interests	(9,131)	36	(634)	—	(9,729)
Segment (loss) profit	(9,131)	36	(2,178)	942	(10,331)
Total assets	14,474	2,135	10,597	—	27,206
Securities available for sale	11,355	—	—	—	11,355
Capital expenditures	678	139	50	—	867
Depreciation and amortization	446	69	322	—	837

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the details of “Other” segment (loss) profit:

(Dollars in thousands)	Three months ended		Nine months ended
	Sept. 30,	Sept. 30,	Sept. 30,	Sept. 30,
	2007	2006	2007	2006
Corporate and other (expenses) income:
Depreciation and amortization	$(72)	$(91)	$(232)	$(322)
Interest income	60	91	288	296
Gain on derivatives	363	—	2,089	—
Income tax (expense) benefit	(688)	69	(715)	(1,544)
Other expense, net	(253)	171	(601)	(608)
Total corporate and other (expenses) income	$(590)	$240	$829	$(2,178)

12.	Restructuring

In March 2007, the Company announced suspension of MTI Micro’s High Power DMFC program in response to decreased funding and sales opportunities in the military market. In connection with this action, the Company accrued restructuring charges of $344 thousand pre-tax, consisting primarily of cash-based employee severance and benefit costs related to the reduction of 23 positions within its New Energy segment and Corporate staff. Restructuring expenses were classified as selling, general and administrative expenses within the Company’s Condensed Consolidated Statements of Operations for the period. As of September 30, 2007, all employees participating in this reduction in force had been terminated or notified of their future termination date. For the three and nine months ended September 30, 2007, the Company paid $13 thousand and $179 thousand, respectively, in employee severance and benefit costs. The remaining accrual at September 30, 2007 was $161 thousand, reflecting a $3 thousand reduction in estimated remaining liability from the Company’s original restructuring accrual due to benefit elections made by employees participating in this action. The Company expects a majority of this remaining accrual to be paid by the end of 2007.

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

Lawrence

On September 9, 1998, Barbara Lawrence, the Lawrence Group, Inc. (“Lawrence”) and certain other Lawrence-related entities (“Plaintiffs”) initially filed suit in the United States Bankruptcy Court for the Northern District of New York (“Bankruptcy Court”) and the United States District Court for the Northern District of New York (“District Court”), which were subsequently consolidated in the District Court, against First Albany Corporation, now known as Broadpoint Capital, Inc. (“BCI”), the Company, Dale Church, Edward Dohring, Beno Sternlicht, Alan Goldberg and George McNamee (Church, Dohring, Sternlicht, Goldberg and McNamee are former Directors of the Company), Marty Mastroianni (former President and Chief Operating Officer of the Company), and 33 other individuals (“Defendants”) who purchased a total of 820,909 (2,462,727 shares post split) shares of the Company’s stock from the Plaintiffs. The case concerns the Defendants’ 1997 purchase of the Company’s common stock from the Plaintiffs at the price of $2.25 per share ($0.75 per share post split). BCI acted as Placement Agent for the Defendants in the negotiation and sale of the shares and in proceedings before the Bankruptcy Court, which approved the sale in September 1997.

Plaintiffs claim that the Defendants failed to disclose material inside information concerning Plug Power, LLC to the Plaintiffs and therefore the $2.25 per share ($0.75 per share post split) purchase price was unfair. Plaintiffs are seeking

MECHANICAL TECHNOLOGY INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

damages of $5 million plus punitive damages and costs. In April 1999, Defendants filed a motion to dismiss the amended complaint, which was denied by the Bankruptcy Court. On appeal in October 2000, Plaintiffs’ cause of action was dismissed by the District Court. In November 2000, Plaintiffs filed an appeal of that dismissal with the United States Court of Appeals for the Second Circuit. In June 2002, the Second Circuit Court of Appeals reversed the District Court decision and remanded the case for further consideration of the Plaintiff’s claims as motions to modify the Bankruptcy Court sale order. The Plaintiff’s claims have now been referred back to Bankruptcy Court for such consideration. In September 2003, the Bankruptcy Court issued an order permitting Plaintiffs to conduct limited discovery concerning how BCI formed an opinion about the Company’s stock up until the date the Stock Purchase Agreement was executed. By order and decision dated September 30, 2003, the Bankruptcy Court allowed limited discovery to proceed, and this process is still underway.

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

Future minimum rental payments required under non-cancelable operating leases are (dollars in thousands): $171 remaining in 2007, $681 in 2008, $647 in 2009 and $1 in 2010 and $0 in 2011.

Warranties

Below is a reconciliation of changes in Test and Measurement Instrumentation product warranty liabilities:

(Dollars in thousands)	Nine months ended	Nine months ended
	Sept. 30,	Sept. 30,
	2007	2006

Balance, January 1	$19	$20
Accruals for warranties issued	62	16
Settlements made (in cash or in kind)	(58)	(10)
Balance, end of period	$23	$26

License and Royalty Agreements

The Company licenses, on a non-exclusive basis, certain DMFC technology from Los Alamos National Laboratory (“LANL”). Under this agreement, the Company is required to pay future minimum annual license fees as follows:

License Year	Annual License Fee	License Year	Annual License Fee
2008	$35,000	2011	$65,000
2009	$45,000	2012	$85,000
2010	$50,000	2013 to 2019	$100,000

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

Employment Agreements

The Company has employment agreements with certain employees that provide severance payments, certain other payments, accelerated vesting and extended exercise periods of certain options upon termination of employment under certain circumstances, as defined in the applicable agreements. As of September 30, 2007, the Company’s potential minimum obligation to these employees was approximately $780 thousand.

Contract Losses

During 2005, MTI Micro entered into a fixed price contract with Saft America, Inc. (“SAFT”) under a U.S. Army Communication-Electronics Command contract. In recognition of the elimination of Milestone 4, the total fixed price to be paid at the completion was amended on November 14, 2006 from $470 thousand to $418 thousand. MTI Micro estimated and incurred costs in excess of this revised contract value of $66 thousand, and accrued this amount for the anticipated cost overrun for this project at December 31, 2006. The project was completed during February 2007, and as of September 30, 2007, no amounts are accrued for anticipated losses to complete any open contracts.

15.	Subsequent Events

From October 1 through November 7, 2007, the Company sold securities available for sale as follows:

(Dollars in thousands)
	Number of	Proceeds
Company	Shares Sold	from Sales

Plug Power	669,603	$2,484

16.	Issuance of Stock by Subsidiary

MTI Micro was formed on March 26, 2001 and as of September 30, 2007 the Company owns approximately 96% of MTI Micro’s outstanding common stock.

On September 1, 2007, MTI Micro issued 35,625 shares of its common stock at a price of $0.62 per share to the Company as compensation for the minority shareholder benefit in connection with the Company issuing Company options to MTI Micro employees; and on September 30, 2007, MTI Micro issued 2,740,715 shares of its common stock at a price of $0.69 per share to the Company in connection with the conversion of its $1,900 thousand loan receivable to equity.

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

The decrease in the Company’s paid-in-capital of ($433) thousand and ($936) thousand in 2007 and 2006, respectively, represents the changes in the Company’s equity investment in MTI Micro, which resulted from the anti-dilutive impact of the Company’s investments into and any third-party stock transactions in MTI Micro stock.

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

At its MTI Micro subsidiary, the Company is principally focused on the development and commercialization of advanced cord-free rechargeable power pack technology for portable electronics. MTI Micro has developed a patented, proprietary direct methanol fuel cell (“DMFC”) technology called Mobion®, which generates electrical power using up to 100% methanol as fuel. MTI Micro’s Mobion® technology is intended to replace current lithium-ion and similar rechargeable battery systems currently used by original equipment manufacturers (“OEMs”) in many hand held electronic devices such as a personal digital assistant (“PDA”), Smart Phones and other accessories. The Company formed MTI Micro as a subsidiary on March 26, 2001 and currently owns approximately 96% of the outstanding common stock of MTI Micro. The remaining 4% is owned by strategic partners, other investors, and MTI Micro employees. In addition, employees of MTI Micro hold options to purchase shares of MTI Micro common stock representing approximately 0.06% of MTI Micro’s outstanding common stock on a fully diluted basis as of September 30, 2007. Such options are vested or will vest within the next two years.

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

Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Nine months ended
	Sept. 30, 2007	Sept. 30, 2006
Unrestricted cash, cash equivalents and marketable securities	$11,493	$18,294
Working capital	11,375	14,820
Net loss	(8,124)	(10,331)
Net cash used in operating activities	(10,760)	(10,002)
Purchase of property, plant and equipment	(281)	(867)

From inception through September 30, 2007, the Company has incurred net losses of $103,615 thousand and expects to incur losses as it continues DMFC product development and commercialization programs. The Company expects that losses will continue and fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, sales of securities available for sale and the operating results of MTI Instruments and MTI Micro.

Restructuring

In March 2007, the Board of Directors of the Company announced a plan (the “Plan”) to suspend the high power development program of MTI Micro, which was initiated in response to decreased funding and fewer sales opportunities in the military market. The Plan reduced MTI Micro’s workforce by 20%, with the intention of significantly reducing our cash burn while maintaining the research, development and commercialization capabilities needed to advance the Company’s consumer market programs. We expect our restructuring initiatives to deliver in excess of $5,400 thousand of annual employee-related and development program expense reductions when fully realized. We expect that the implemented Plan will result in expense reductions for 2007 in the range of $4,100 thousand.

The Company expects to incur total restructuring charges and other costs to implement the Plan, primarily for employee-related costs, including severance and other termination benefits of approximately $341 thousand. Through September 30, 2007, the Company has incurred total costs to implement actions associated with the Plan of $179 thousand. We expect to incur a majority of the remaining costs under this Plan by the end of 2007.

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

Discussion and Analysis of Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2007 Compared to the Three and Nine Months Ended September 30, 2006: The following is management’s discussion and analysis of certain significant factors, which have affected the Company’s results of operations for the three and nine months ended September 30, 2007 compared to the three and nine months ended September 30, 2006.

Product Revenue. Product revenue in the Test and Measurement Instrumentation segment for the three months ended September 30, 2007 increased in comparison to the same period in 2006 by $503 thousand, or 29.7%, to $2,196 thousand. This increase is the result of aviation revenue, which increased by $479 thousand for the third quarter when compared to a similar period for 2006, driven principally by a $413 thousand increase in PBS revenue for the U.S. Air Force. Dimensional gauging product sales also increased by $93 thousand when compared to the same period last year, led by OEM capacitance sales to our Japanese distributor. Decreases were recorded in semiconductor sales of $71 thousand, as four manual metrology tool systems were sold during the period as compared to nine such systems in the corresponding period of 2006.

Product revenue in the Test and Measurement Instrumentation segment for the nine months ended September 30, 2007 increased in comparison to the same period in 2006 by $1,266 thousand, or 25.8%, to $6,172 thousand. This increase is the result of dimensional gauging product sales, which have increased $759 thousand since last year primarily through increased sales to our Japanese distributor. Increases were also recorded in semiconductor sales of $266 thousand, as ten manual and four semi-automated metrology tool systems were sold during the period, as compared to thirteen manual, one semi-automated and one fully-automated metrology tool systems in the corresponding period during 2006. Aviation revenue also increased by $230 thousand for the period, with a $270 thousand increase in PBS business with the U.S. Air Force, related to the new supply contract, partially offset by a $40 thousand decline in commercial PBS business.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands)					Total Contract
		Revenues	Revenues	Revenues	Orders
		Nine Months	Nine Months	Contract	Received
		Ended	Ended	to Date	to Date
Contract Name (1)	Expiration	Sept. 30, 2007	Sept. 30, 2006	Sept. 30, 2007	Sept. 30, 2007

$2,280 thousand Air Force New PBS-4100 systems	07/28/2010 (2)	$570	$0	$570	$1,026
$8,800 thousand Air Force Retrofit and Maintenance of PBS- 4100’s	12/20/2007 (3)	$682	$659	$7,309	$7,309

__________________________________________________________________________________________

(1) Contract values represent maximum potential values and may not be representative of actual results.

(2) Date represents expiration of contract including all three contract option extensions.

(3) Expiration date may be extended for six months to June 20, 2008.

Funded Research and Development Revenue. Funded research and development revenue in the New Energy segment for the three months ended September 30, 2007 increased in comparison to the same period in 2006 by $184 thousand to $357 thousand, a 106.4% increase. The increase in revenue is primarily the result the Department of Energy (“DOE”) contract, which had its funding reinstated in May 2007 after it had been suspended during 2006. This DOE funding resumption contributed an additional $294 thousand to revenue in 2007, while revenue recognized from the Samsung Alliance Agreement decreased $110 thousand over the same period in the prior year due to the conclusion of the agreement in July 2007.

Funded research and development revenue in the New Energy segment for the nine months ended September 30, 2007 increased in comparison to the same period in 2006 by $1,014 thousand to $1,325 thousand, a 326.0% increase. The increase in revenue is in part the result of recognizing $418 thousand in revenue from the SAFT contract which had previously been deferred until the delivery under the contract was accepted, which occurred during the first quarter of 2007. Other revenue increases during 2007 contributing to the increase included an additional $189 thousand recognized from the Samsung Alliance Agreement and a $392 thousand increase under the DOE contract over the same period in the prior year. The DOE funding had been suspended for 2006, and resumed in May 2007.

Information regarding contracts included in funded research and development revenue is as follows:

(Dollars in thousands)
Contract Name / Contract Type		Expiration (1)	Revenue Nine Months Ended Sept. 30, 2007	% of 2007 Total	Revenue Nine Months Ended Sept. 30, 2006	% of 2006 Total	Revenue Contract to Date Sept. 30, 2007

$3,000 thousand DOE (2)	A	09/30/08	$444	33.5%	$52	16.7%	$1,615
$1,000 thousand Samsung (3)	B	07/31/07	448	33.8	259	83.3	875
$418 thousand SAFT (4)	C	12/31/06	418	31.6	—	—	418
$15 thousand NCMS(5)	D	06/30/07	15	1.1	—	—	15
Total funded research and development revenue			$1,325	100.0%	$311	100.0%	$2,923

__________________________________________________________________________________________

(1) Dates represent expiration of contract, not date of final billing.

(2) DOE funding for this contract was suspended in 2006 and reinstated in May 2007. To date in 2007, the Company has received notifications from the DOE of funding releases totaling $1,000 thousand and has also received an extension of the termination date for the contract from July 31, 2007 to September 30, 2008.

(3) This contract includes one up-front payment of $750 thousand and two milestone payments of $125 thousand each for the delivery of prototypes. The contract was amended on October 22, 2007 as MTI Micro agreed to issue a credit in the amount of the last invoice in recognition of the Company’s continuing collaboration with Samsung, therefore revenue under this contract totals $875 thousand.

(4) This is a subcontract with SAFT America, Inc. (“SAFT”) under the U.S. Army CECOM contract. The purchase order received in connection with this subcontract was revised on November 14, 2006 eliminating Milestone 4. As a result, the contract value was reduced from $470 thousand to $418 thousand and the expiration date was extended from September 30, 2006 to December 31, 2006.

(5) This contract was a cost plus catalyst research contract with the National Center for Manufacturing Sciences (“NCMS”).

Contract Type A - Cost Share Contract.

Contract Type B - Research and Prototype Contract.

Contract Type C - Fixed Price Contract.

Contract Type D - Cost Plus Contract.

Cost of Product Revenue. Cost of product revenue in the Test and Measurement Instrumentation segment for the three months ended September 30, 2007 increased in comparison to the same period in 2006 by $198 thousand, or 30.5%, to $848 thousand. As a percentage of sales, the quarterly cost of sales has remained relatively consistent with 2006.

Gross profit as a percentage of product revenue decreased slightly to 61.4% for the three months ended September 30, 2007 from 61.6% in the same period in the prior year.

Cost of product revenue in the Test and Measurement Instrumentation segment for the nine months ended September 30, 2007 increased in comparison to the same period in 2006 by $487 thousand, or 25.4%, to $2,402 thousand. As a percentage of sales, the 2007 cost of sales for the nine months ended September 30, 2007 has remained relatively consistent with the same period in 2006.

Gross profit as a percentage of product revenue increased to 61.1% for the nine months ended September 30, 2007 from 61.0% in the same period in prior year.

Funded Research and Product Development Expenses. Funded research and product development expenses in the New Energy segment increased by $368 thousand, or 113.9%, to $691 thousand for the three months ended September 30, 2007 in comparison to the same period in 2006. For the three months ended September 30, 2007, MTI Micro had active contracts with Samsung and the DOE while in 2006 active contracts were with Samsung and SAFT.

New Energy segment expenses increased by $756 thousand, or 114.0%, to $1,419 thousand for the nine months ended September 30, 2007 in comparison to the same period in 2006. While the active contracts were similar between periods, costs for Samsung increased by $190 thousand reflecting seven months of activity in 2007, compared with four and one half months in 2006. Costs for the DOE contract increased by $825 thousand, reflecting its reinstatement in May 2007. These increases were partially offset by a decrease in costs for SAFT of $276 thousand due to the contract completion during the first quarter of 2007.

Unfunded Research and Product Development Expense. Unfunded research and product development expenses decreased by $1,248 thousand, or 38.6%, to $1,986 thousand for the three months ended September 30, 2007 in comparison to the same period in 2006. This decrease reflects a $1,357 thousand decrease in the New Energy segment reflecting the resumption of work under the funded research program for the DOE and cost savings from the decision to suspend further work on the Company’s high power program in March 2007. This decline was partially offset by a $109 thousand increase in product development expenses in the Test and Measurement Instrumentation segment, including increased staffing and support for the division’s new stand alone measurement and data acquisition unit, EVE.

Unfunded research and product development expenses decreased by $954 thousand, or 11.0%, to $7,752 thousand for the nine months ended September 30, 2007 in comparison to the same period in 2006. This decrease reflects a $1,230 thousand decrease in development costs due to the resumption of work under the funded research program for the DOE and cost savings from the decision to suspend work on the high power program. This decrease was partially offset by a $276 thousand increase in product development expenses in the Test and Measurement Instrumentation segment reflecting increased staffing and external product development costs focused on the development of the division’s new stand-alone measurement and data acquisition solution, as well as other precision measurement solutions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses declined by $143 thousand, or 7.7%, to $1,716 thousand for the three months ended September 30, 2007 in comparison to the same period in 2006. This decrease is primarily the result of the following changes: a $320 thousand decrease in salaries and engineering management costs, chiefly due to a reduction in headcount; a $96 thousand decrease in relocation and recruitment costs; a $64 thousand decrease in professional fees, including legal, accounting and other consulting services, reflecting less utilization of services; a $311 thousand increase related to a decrease in allocations of expense from SG&A to funded and unfunded research and development costs for overhead and other costs allocable to research and development programs; and a $26 thousand decrease in other expenses, net.

Selling, general and administrative expenses decreased by $1,083 thousand, or 14.1%, to $6,612 thousand for the nine months ended September 30, 2007 in comparison to the same period in 2006. This decrease is primarily the result of the following changes: a $359 thousand decrease in non-cash stock-based compensation charges reflecting the difference between sign on and promotion grants in 2006 compared to annual compensation grants in 2007, and the reversal of expense in 2007 related to certain cancelled executive stock-based performance grants where performance goals were not met; a $500 thousand decrease in outside services, including audit, legal, and consulting fees; a $204 thousand decrease in recruiting and relocation costs; a $178 thousand increase in severance costs attributable to employees terminated as a result of the Company’s March 2007 restructuring; a $436 thousand decrease in wages and benefits, which also is attributable to the Company’s March 2007 restructuring; a $127 thousand decrease in office and other operating expenses; a $100 thousand increase in business development travel costs at both MTI Instruments and MTI Micro; a $263 thousand increase related to a decrease in allocations of expense from SG&A to funded and unfunded research and development costs for overhead and other costs allocable to research and development programs; and a $2 thousand increase in other expenses, net.

Operating Loss. Operating loss for the three months ended September 30, 2007 in comparison to the same period last year decreased by $1,512 thousand to $2,688 thousand, a 36.0% decrease.

Operating loss for the nine months ended September 30, 2007 in comparison to the same period last year decreased by $3,074 thousand to $10,688 thousand, a 22.3% decrease.

Gain on Sale of Securities Available for Sale. Results for the three months ended September 30, 2007 included a $417 thousand gain on sale of securities available for sale compared to no gain for the same period in 2006.

Results for the nine months ended September 30, 2007 included a $417 thousand gain on sale of securities available for sale compared to a $3,810 thousand gain for the same period in 2006.

Gain on Derivatives. The Company recorded a $363 thousand gain on derivatives for the three months ended September 30, 2007 while recording no gain on derivative accounting for the same period in 2006. The 2007 gain is the result of Black-Scholes valuation adjustments to the freestanding warrant issued in conjunction with the Company’s December 2006 capital raise.

The Company recorded a $2,089 thousand gain on derivatives for the nine months ended September 30, 2007 while recording no gain on derivative accounting for the same period in 2006. The 2007 gain is the result of Black-Scholes valuation adjustments to the freestanding warrant issued in conjunction with the Company’s December 2006 capital raise.

Income Tax (Expense) Benefit. The income tax rate for the three months ended September 30, 2007 was (36.04)% and the income tax rate for the three months ended September 30, 2006 was 1.66%. These tax rates are primarily due to losses generated by operations, changes in the valuation allowance, state true-ups upon tax return filings, permanent deductible differences for derivative valuations, and disproportionate effects of reclassification of gains included in net income.

The income tax rate for the nine months ended September 30, 2007 was (8.99)% and the income tax rate for the nine months ended September 30, 2006 was (15.87)%. These tax rates are primarily due to losses generated by operations, changes in the valuation allowance, permanent deductible differences for derivative valuations, and disproportionate effects of reclassification of gains included in net income.

The valuation allowance at September 30, 2007 was $21,948 thousand and at December 31, 2006 was $18,815 thousand. The Company determined that it was more likely than not that the ultimate recognition of certain deferred tax assets would not be realized.

Liquidity and Capital Resources

The Company has incurred significant losses as it continues to fund MTI Micro’s DMFC product development and commercialization programs. The Company expects that losses will continue and fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, gains on sales of securities available for sale, the operating results of MTI Instruments and MTI Micro, the availability, or lack thereof, of equity financing (including the warrants issued in connection with the 2006 capital raise), and the ability to attract government funding resources to offset research and development costs. As of September 30, 2007, the Company had an accumulated deficit of $103,615 thousand. During the nine months ended September 30, 2007, the Company’s results of operations resulted in a net loss of $8,124 thousand and cash used in operating activities totaled $10,760 thousand. This cash use in 2007 was funded primarily by cash and cash equivalents on hand as of December 31, 2006 of $14,545 thousand. The Company expects to continue to incur losses as it seeks to develop and commercialize Mobion® fuel cell systems and it expects to continue funding its operations from current cash and cash equivalents, the sales of securities available for sale, proceeds, if any, from equity financings, including the exercise of warrants issued in connection with the 2006 capital raise, and government program funding.

There can be no assurance that the Company will not require additional financing during 2007 or that any additional financing will be available on terms acceptable to the Company, if at all. Cash used in operations is expected to total approximately $13,000 thousand for 2007. Additionally, cash used for capital expenditures is expected to total approximately

$500 thousand in 2007 and will consist of purchases for computer equipment, software, furniture and manufacturing and laboratory equipment. The Company believes it will have adequate internal resources to fund operations and capital expenditures through the third quarter of 2008 based on current cash and cash equivalents, current cash flow requirements and revenue projections and the potential sale of securities available for sale at current market values. Proceeds from the sale of securities available for sale are subject to fluctuations in the market value of Plug Power. The Company may also seek to supplement its resources through external sources, such as equity offerings and additional government revenues; however, there is no assurance that either of these resources will be available. Based upon current projections, the Company anticipates that it will have to raise additional equity capital to fund its long-term business plan.

As of September 30, 2007, the Company owned 2,189,936 shares of Plug Power common stock. Potential future sales of Plug Power securities will generate taxable income or loss, which is different from book income or loss, due to the tax basis in these assets being significantly different from their book basis.

Book and tax bases as of September 30, 2007 are as follows:

Security	Shares Held	Average Book Cost Basis	Average Tax Basis
Plug Power	2,189,936	$1.78	$0.96

Plug Power stock is currently traded on the Nasdaq Global Market and is therefore subject to stock market conditions. When acquired, these securities were unregistered. Plug Power securities are considered “restricted securities” as defined in Rule 144 and may not be sold in the future without registration under the Securities Act of 1933 (“Securities Act”), unless in compliance with an available exemption from it. While the Plug Power shares of common stock remain “restricted securities,” these shares are freely transferable by the Company in accordance with Rule 144(k) under the Securities Act since the Company and Plug Power are no longer affiliates, and the Company has held the shares for more than two years.

Working capital was $11,375 thousand at September 30, 2007, a $9,445 thousand decrease from $20,820 thousand at December 31, 2006. This decrease is primarily the result of the use of cash in operations and the decrease in the market value of securities available for sale, offset by a deferred tax liability change related to securities available for sale and reduced deferred revenues.

At September 30, 2007, the Company’s order backlog was $1,872 thousand, as compared to $1,405 thousand and $220 thousand at September 30, 2006 and December 31, 2006, respectively.

MTI Instruments’ inventory turnover ratios and accounts receivable days sales outstanding for the trailing twelve month periods and their changes are as follows:

	Sept. 30, 2007	Dec. 31, 2006	Change
Inventory turnover	2.5	2.2	0.3
Accounts receivable day sales outstanding	58	40	18

The improvement in the inventory turnover ratio is due to higher sales volumes while carrying relatively consistent inventory levels. The increase in the accounts receivable days sales outstanding compared to 2006 is chiefly due to the division granting its largest commercial customer 90-day payment terms for sales to certain significant end-user customers.

Cash flow used by operating activities was $10,760 thousand for the nine months ended September 30, 2007 compared with $10,002 thousand in the same period in 2006. This cash use increase of $758 thousand reflects a net decrease in cash expenditures to fund operations of $2,125 thousand, coupled with net balance sheet changes which increased cash expenditures by $2,883 thousand, reflecting the timing of cash payments and receipts, particularly recognition of deferred revenue and payment of certain accrued liabilities, including liabilities related to our restructuring activities.

Capital expenditures were $281 thousand during the nine months ended September 30, 2007, a decrease of $586 thousand from the same period in 2006. Capital expenditures in 2007 included computer equipment, software, and manufacturing and laboratory equipment. Outstanding commitments for capital expenditures as of September 30, 2007 totaled $31 thousand and include commitments for manufacturing and laboratory equipment. The Company expects to finance these expenditures with current cash and cash equivalents, the sale of securities available for sale, equity financing and other sources, as appropriate and to the extent available.

During the nine months ended September 20, 2007, the Company sold 400,000 shares of Plug Power common stock with gross proceeds totaling $1,128 thousand and gains totaling $417 thousand. During the nine months ended September 30, 2006, the Company sold 903,500 shares of Plug Power common stock with gross proceeds totaling $5,415 thousand and gains totaling $3,810 thousand. These proceeds reflect the Company’s previously announced strategy to raise additional capital through the sale of Plug Power stock in order to fund its micro fuel cell operations. Taxes on these net gains are expected to be offset by the Company’s operating losses. As of September 30, 2007, the Company estimates that our remaining net operating loss carry forwards to be approximately $55,087 thousand.

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

Contractual Obligations

Contractual obligations as of September 30, 2007, under agreements with non-cancelable terms are as follows:

(Dollars in thousands)	Payments Due by Period
Contractual obligation	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$1,504	$685	$819	$—	$—
Purchase obligations	1,831	1,815	13	—	3
License obligations (A), (B), (C)	980	35	95	150	700
Total	$4,315	$2,535	$927	$150	$703

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. We develop products in the United States and sell them worldwide. As a result, our financial results could be affected by factors such as changes in foreign exchange rates or weak economic conditions in foreign markets. Since our sales are currently denominated in U.S. dollars and are translated to local currency amounts, a strengthening of the dollar could make our products less competitive in foreign markets. Interest income is sensitive to changes in the general level of U.S. interest rates, particularly since our investments are in cash equivalents. Based on the nature and current levels of our cash equivalents, however, we have concluded that there is no material interest rate market risk exposure.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during the Company’s fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of September 30, 2007, we had an accumulated deficit of $103,615 thousand. For the nine months ended September 30, 2007, our net loss was $8,124 thousand, which includes an operating loss of $10,688 thousand. We have incurred and expect to continue incurring net losses from operations until we can produce sufficient revenues to cover costs. In order to achieve profitability, we must successfully achieve all or some combination of the following:

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

A primary asset of the Company is the shares of Plug Power common stock it owns. As of September 30, 2007, the Company owned 2,189,936 shares of common stock in Plug Power, which is a publicly traded company. The market price of the Plug Power common stock may fluctuate due to market conditions and other conditions over which the Company has no control. Fluctuations in the market price of Plug Power’s common stock may result in a reduction of resources available to fund operations which could negatively impact our liquidity and result in our requiring additional funding sooner than anticipated.

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

Continued growth of revenue at MTI Instruments is partially dependent upon future prospects and applications for MTI Instruments’ existing and new product offerings. We cannot assure that MTI Instruments will be able to sell new products to customers, or deliver new products that withstand testing and meet requirements and expectations of customers. The failure of any new product could have a material adverse effect on the Company’s business, financial condition, and financial results.

MTI Micro may not complete the development of Mobion® Chips, and any such delay or failure could have material adverse consequences on MTI Micro’s and the Company’s business plans, prospects, results of operations and financial condition.

The Mobion® chip is a key component in the development of Mobion® products for consumer applications including cell phones and accessories, digital cameras, MP3 players and others. Risks related to our Mobion® chip include: future prospects and applications for our Mobion® chip platform; the ability of MTI Micro to manufacture these chips; the ability of MTI Micro to sell fuel cell systems with Mobion® chips inside to customers; and MTI Micro’s ability to deliver fuel cell systems with Mobion® chips that withstand testing and meet the requirements and expectations of prospective customers. Failure to complete the development of Mobion® Chips, and any such delay or failure could have material adverse consequences on MTI Micro’s and the Company’s business plans, prospects, results of operations and financial condition.

MTI Instruments sales revenue may not be achieved.

There is no assurance that MTI Instruments will continue to achieve its sales targets. A number of factors that could impact MTI Instruments achieving its sales goals include, but are not limited to:

•	Slow down, cancellation or elimination of government contracts and orders for the sale of PBS-4100 units to the military market;
•	Dependence on a network of sales representatives and distributors for a significant portion of MTI Instruments’ annual sales;
•	Changes in our sales and distribution channel strategies;
•	Expansion of sales in new territories may not occur due to lack of brand recognition, competition, or market saturation;
•	Launch of new products may not occur due to an aggressive internal development timeline, uncertainty in new technology development, and established competing technology

Item 6.	Exhibits
Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Peng K. Lim
31.2	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Cynthia A. Scheuer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Peng K. Lim
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Cynthia A. Scheuer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mechanical Technology Incorporated
November 8, 2007	By:	/S/ PENG K. LIM
Peng K. Lim Chief Executive Officer

November 8, 2007	By:	/S/ CYNTHIA A. SCHEUER
Cynthia A. Scheuer Vice President, Chief Financial Officer and Secretary