Form 10-Q
period 2008-03-31
MECHANICAL TECHNOLOGY INC
filed 2008-05-12
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒
(Do not check if a small reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act). Yes ☐No ☒
The number of shares of common stock, par value of $0.01 per share, outstanding as of May 5, 2008 was 38,179,888.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2007 and March 31, 2008 (Unaudited)

(Dollars in thousands)	December 31,	March 31,
	2007	2008
Assets
Current Assets:
Cash and cash equivalents	$7,650	$4,560
Securities available for sale	4,492	3,537
Accounts receivable	1,369	1,382
Inventories, net	1,373	1,460
Prepaid expenses and other current assets	329	865
Total Current Assets	15,213	11,804
Property, plant and equipment, net	2,159	2,040
Deferred income taxes	1,344	968
Total Assets	$18,716	$14,812

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$273	$518
Accrued liabilities	2,121	2,615
Deferred revenue	117	56
Income taxes payable	11	13
Deferred income taxes	1,344	968
Total Current Liabilities	3,866	4,170
Long-Term Liabilities:
Uncertain tax position liability	208	209
Derivative liability	696	363
Total Long-Term-Liabilities	904	572
Total Liabilities	4,770	4,742
Commitments and Contingencies
Minority interests	143	25
Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 75,000,000; 46,220,624 issued in both 2007 and 2008	462	462
Paid-in-capital	131,661	132,045
Accumulated deficit	(105,066)	(108,253)
Accumulated Other Comprehensive Income:
Unrealized gain on securities available for sale, net of tax	500	(455)
Common stock in treasury, at cost, 8,040,736 shares in both 2007 and 2008	(13,754)	(13,754)
Total Stockholders’ Equity	13,803	10,045
Total Liabilities and Stockholders’ Equity	$18,716	$14,812

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended March 31, 2007 and 2008

(Dollars in thousands, except per share)	Three Months Ended March 31,
	2007	2008

Product revenue	$1,701	$1,980
Funded research and development revenue	615	173
Total revenue	2,316	2,153
Operating costs and expenses:
Cost of product revenue	738	840
Research and product development expenses:
Funded research and product development	224	356
Unfunded research and product development	3,398	2,017
Total research and product development expenses	3,622	2,373
Selling, general and administrative expenses	2,456	2,618
Operating loss	(4,500)	(3,678)
Gain on derivatives	969	333
Other income, net	141	42
Loss before income taxes and minority interests	(3,390)	(3,303)
Income tax expense	(11)	(8)
Minority interests in losses of consolidated subsidiary	245	124
Net loss	$(3,156)	$(3,187)

Loss per Share (Basic and Diluted):
Loss per share	$(0.08)	$(0.08)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS (Unaudited)

For the Three Months Ended March 31, 2007 and 2008

(Dollars in thousands)	Three Months Ended March 31,
	2007	2008
Common Stock
Balance, beginning	$461	$462
Balance, ending	$461	$462
Paid-In Capital
Balance, beginning	$130,565	$131,661
Stock-based compensation	300	389
MTI MicroFuel Cell investment	(180)	(5)
Balance, ending	$130,685	$132,045
Accumulated Deficit
Balance, beginning	$(95,385)	$(105,066)
Cumulative effect of adoption of FIN 48	(106)	—
Net loss	(3,156)	(3,187)
Balance, ending	$(98,647)	$(108,253)
Accumulated Other Comprehensive Income (Loss):
Unrealized gain (loss) on securities available for sale, net of taxes
Balance, beginning	$984	$500
Change in unrealized (loss) gain on securities available for sale (net of taxes of $0 in 2007 and 2008)	(1,890)	(955)
Balance, ending	$(906)	$(455)
Treasury Stock
Balance, beginning	$(13,754)	$(13,754)
Balance, ending	$(13,754)	$(13,754)
Total Stockholders’ Equity
Balance, ending	$17,839	$10,045
Total Comprehensive (Loss):
Net loss	$(3,156)	$(3,187)
Other comprehensive (loss):
Change in unrealized (loss) gain on securities available for sale, net of taxes	(1,890)	(955)
Total comprehensive (loss)	$(5,046)	$(4,142)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Three Months Ended March 31, 2007 and 2008

(Dollars in thousands)	Three Months Ended March 31,
	2007	2008
Operating Activities
Net loss	$(3,156)	$(3,187)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on derivatives	(969)	(333)
Depreciation and amortization	293	221
Minority interests in losses of consolidated subsidiary	(245)	(124)
Stock based compensation	300	389
Changes in operating assets and liabilities:
Accounts receivable	285	(13)
Inventories	13	(87)
Prepaid expenses and other current assets	(333)	(536)
Accounts payable	(188)	245
Income taxes payable	6	3
Deferred revenue	(612)	(61)
Accrued liabilities	(4)	495
Net cash used by operating activities	(4,610)	(2,988)
Investing Activities
Purchases of property, plant and equipment	(50)	(102)
Net cash used by investing activities	(50)	(102)
Financing Activities
Net cash provided by financing activities	—	—
Decrease in cash and cash equivalents	(4,660)	(3,090)
Cash and cash equivalents - beginning of period	14,545	7,650
Cash and cash equivalents - end of period	$9,885	$4,560

The accompanying notes are an integral part of the condensed consolidated financial statements.

1.	Nature of Operations

In the opinion of management of Mechanical Technology, Incorporated (the “Company”), the accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”) and contain all adjustments, consisting of normal, recurring adjustments, necessary for a fair statement of results for such periods. The results of operations for the interim periods presented are not necessarily indicative of results for the full year.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the periods as of and for the three months ended March 31, 2007 and 2008.

Liquidity and Going Concern

The Company incurred significant losses as it continued to fund the direct methanol fuel cell product development and commercialization programs of its majority owned subsidiary, MTI MicroFuel Cells Inc. (“MTI Micro”), and had an accumulated deficit of $108,253 thousand and working capital of $7,634 thousand at March 31, 2008. Because of these losses, limited current cash, cash equivalents and securities available for sale, negative cash flows and accumulated deficit, the report of the Company’s independent registered public accounting firm for the year ended December 31, 2007 expressed substantial doubt about the Company’s ability to continue as a going concern.

During 2007, the Company sold 1,452,770 shares of Plug Power Inc. (“Plug Power”) common stock with proceeds totaling $5,130 thousand and gains totaling $2,549 thousand. These proceeds reflect the Company’s previously announced strategy to raise additional capital through the sale of Plug Power common stock in order to fund MTI Micro operations.

Based on the Company’s projected cash requirements for operations and capital expenditures for 2008 and its current cash, cash equivalents and marketable securities of $8,097 thousand at March 31, 2008, management believes it will have adequate resources to fund operations and capital expenditures through October 2008 based on current cash and cash equivalents, current cash flow requirements, revenue and expense projections and the potential sale of securities available for sale at current market values.

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

2.	Accounting Policies

Changes in significant accounting policies since December 31, 2007 are as follows:

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The adoption of this statement on January 1, 2008 did not have a material effect

7

MECHANICAL TECHNOLOGY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

on the Company’s Consolidated Financial Statements as the Company did not elect to implement the fair value option for its marketable equity securities.

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 applies to all financial instruments that are being measured and reported on a fair value basis. This includes financial assets including “Securities available for sale” (see Note 5) and financial liabilities including “Derivative liability” (see Note 16) on the balance sheet. As defined in SFAS No. 157, “fair value” is the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation methods, the Company is required to provide the following information according to the fair value hierarchy as specified by SFAS No. 157. This hierarchy ranks the quality and reliability of the information used to determine fair values.

Financial assets and liabilities are classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities, which includes listed equities.

Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data. These items are typically priced using models or other valuation techniques. These models are primarily financial industry-standard models that consider various assumptions, including the time value of money, yield curves, volatility factors, as well as other relevant economic measures.

Level 3: These use unobservable inputs that are not corroborated by market data. These values are generally estimated based upon methodologies utilizing significant inputs that are generally less observable from objective sources.

In determining the appropriate levels, the Company performs a detailed analysis of financial assets and liabilities that are subject to SFAS No. 157. At each reporting period, all assets and liabilities for which the fair value measurements are based upon significant unobservable inputs are classified as Level 3.

The following is a summary of the Company’s fair value instruments categorized by their associated fair value input level:

(Dollars in thousands)
Balance Sheet Classification	Level 1	Level 2	Level 3	Balance at Mar. 31, 2008
Financial Assets:
Securities available for sale	$3,537	$—	$—	$3,537
Total fair value of assets	$3,537	$—	$—	$3,537

Financial Liabilities:
Derivative liability	$—	$—	$363	$363
Total fair value of liabilities	$—	$—	$363	$363

The following is a rollforward of Level 3 fair value instruments for the three months ended March 31, 2008:

(Dollars in thousands)
Instrument	Beginning Balance as of Jan. 1, 2008	Total Gains / (Losses) Realized and Unrealized	Purchases, Issuances, Sales and Settlements	Ending Balance as of Mar. 31, 2008
Derivative liability	$696	$(333)	$—	$363
Total Level 3 instruments	$696	$(333)	$—	$363

MECHANICAL TECHNOLOGY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

3.	Accounts Receivable

Receivable balances consist of the following at:

(Dollars in thousands)	Dec. 31,	March 31,
	2007	2008
U.S. and State Government	$79	$449
Commercial	1,290	933
Total	$1,369	$1,382

For the three months ended March 31, 2007 and 2008, a single commercial customer represented 31.9% and 20.1%, respectively, and a U.S. governmental agency represented 21.4% and 18.3%, respectively, of the Company’s instrumentation segment product revenue. As of December 31, 2007 and March 31, 2008, this commercial customer represented 46.8% and 29.0%, respectively, and U.S. governmental agency represented 0.2% and 27.2%, respectively, of the Company’s instrumentation segment accounts receivable.

4.	Inventories, net

Inventories, net consist of the following at:

(Dollars in thousands)	Dec. 31,	March 31,
	2007	2008
Finished goods	$467	$421
Work in process	168	280
Raw materials, net	738	759
	$1,373	$1,460

5.	Securities Available for Sale

Securities available for sale are classified as current assets and accumulated net unrealized gains (losses) are charged to other comprehensive income (loss).

The principal components of the Company’s securities available for sale consist of the following at:

(Dollars in thousands, except market price and share data)
Security	Cost Basis	Unrealized Gain	Recorded Fair Value	Quoted Market Price Per NASDAQ	Ownership	Shares
December 31, 2007
Plug Power	$2,021	$2,471	$4,492	$3.95	1.29%	1,137,166

March 31, 2008
Plug Power	$2,021	$1,516	$3,537	$3.11	1.29%	1,137,166

MECHANICAL TECHNOLOGY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The book basis roll forward of Plug Power securities is as follows:

(Dollars in thousands)	Dec. 31,	March 31,
	2007	2008
Securities available for sale, beginning of period	$4,602	$2,021
Sale of shares	(2,581)	—
Securities cost basis	2,021	2,021
Unrealized gain on securities available for sale, net of taxes	2,471	1,516
Securities available for sale, end of period	$4,492	$3,537

Accumulated unrealized gains related to Plug Power securities available for sale are as follows:

(Dollars in thousands)	Dec. 31,	March 31,
	2007	2008
Accumulated unrealized gains	$2,471	$1,516
Accumulated deferred tax expense on unrealized gains	(1,971)	(1,971)
Accumulated net unrealized gains	$500	$(455)

The accumulated deferred tax expense on unrealized gains includes allocated taxes for the disproportionate effect of unrealized gains recorded prior to the Company recording a full valuation allowance against its deferred tax assets during 2006.

6.	Income Taxes

The Company’s effective income tax (expense) rate from operations differed from the Federal statutory rate for each of the three months ended March 31 as follows:

(Dollars in thousands)	2007	2008
Federal statutory tax rate	34.00%	34.00%
State taxes, net of federal tax effect	5.79	5.84
Change in valuation allowance	(51.43)	(44.03)
Permanent tax difference on derivative valuation	11.43	4.03
Other, net	(0.12)	(0.09)
Tax Rate	(0.33)%	(0.25)%

Income tax (expense) benefit for the three months ended March 31 consists of the following:

(Dollars in thousands)	2007	2008
Operations before minority interest
State	(11)	(8)
Total	$(11)	$(8)

The valuation allowance at December 31, 2007 and March 31, 2008 was $22,333 thousand and $24,170 thousand, respectively, and represents a full valuation allowance. The valuation allowance reflects the estimate that it is more likely than not that the net deferred tax assets in excess of deferred tax liabilities may not be realized.

MECHANICAL TECHNOLOGY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

7.	Stockholders’ Equity

Changes in common shares issued and treasury stock outstanding are as follows:

	Year Ended Dec. 31, 2007	Three Months Ended March 31, 2008
Common Shares
Balance, beginning	46,084,678	46,220,624
Issuance of shares for stock option exercises	85,946	—
Issuance of shares for restricted and unrestricted stock grants	55,000	—
Forfeiture of restricted stock grant	(5,000)	—
Balance, ending	46,220,624	46,220,624

Warrants

On December 20, 2006, the Company issued warrants to investors to purchase 3,027,778 shares of the Company’s common stock at an exercise price of $2.27 per share. These warrants will be fair valued by the Company until expiration or exercise of the warrants. The warrants became exercisable on June 30, 2007 and expire on December 19, 2011.

Reservation of Shares

The Company has reserved common shares for future issuance as of March 31, 2008 as follows:

Stock options outstanding	6,099,131
Stock options available for issuance	1,380,168
Warrants outstanding	3,027,778
Number of common shares reserved	10,507,077

8.	Loss per Share

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations for the three months ended March 31:

(Dollars in thousands, except shares)	2007	2008
Numerator:
Net loss	$(3,156)	$(3,187)

Denominator:
Basic EPS:
Common shares outstanding, beginning of period	38,043,942	38,179,888
Less weighted average non-vested restricted stock	(5,000)	(5,000)
Denominator for basic earnings per common shares – Weighted average common shares	38,038,942	38,174,888

Diluted EPS:
Common shares outstanding, beginning of period	38,043,942	38,179,888
Less weighted average non-vested restricted stock due to anti-dilutive effect	(5,000)	(5,000)
Denominator for diluted earnings per common shares – Weighted average common shares	38,038,942	38,174,888

Not included in the computation of earnings per share-assuming dilution for the three months ended March 31, 2007 were options to purchase 5,576,732 shares of the Company’s common stock, warrants to purchase 3,027,778 shares of the Company’s stock, 5,000 unvested restricted shares of the Company’s common stock and options to purchase 29,168 shares of MTI Micro’s common stock. These potentially dilutive items were excluded because the Company incurred a loss for this

MECHANICAL TECHNOLOGY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

period and their inclusion would be anti-dilutive.

Not included in the computation of earnings per share-assuming dilution for the three months ended March 31, 2008 were options to purchase 6,099,131 shares of the Company’s common stock, warrants to purchase 3,027,778 shares of the Company’s stock, 5,000 unvested restricted shares of the Company’s common stock and options to purchase 22,668 shares of MTI Micro’s common stock. These potentially dilutive items were excluded because the Company incurred a loss for this period and their inclusion would be anti-dilutive.

9.	Stock-Based Compensation

During the three month period ended March 31, 2008, the Company granted approximately 4,500 stock options with a weighted average fair value per share of $0.46. The total number of outstanding non-vested restricted stock awards was 5,000 at both December 31, 2007 and March 31, 2008.

Total stock-based compensation expense related to all of the Company’s stock-based awards, recognized for the three months ended March 31, 2007 and 2008, was comprised as follows:

(Dollars in thousands)	2007		2008
Unfunded research and product development	$(6	) B	$42
Selling, general and administrative	306		347
Stock-based compensation expense before taxes	300		389
Related income tax benefits A	—		—
Stock-based compensation expense, net of taxes	$300		$389

A Income tax effect is zero due to the Company maintaining a full valuation allowance.

B Expense was negative for period due to the impact of option forfeiture expense reversals for unvested options exceeding the recurring expense for the period.

Unrecognized compensation costs related to non-vested awards as of March 31, 2008 is $1,252 thousand for stock options and $2 thousand for restricted stock, and is expected to be recognized over a weighted average vesting period of approximately 1.27 years.

The fair value of stock option awards is estimated on the date of grant using a Black-Scholes Pricing Model with the following weighted average assumptions for the three months ended March 31:

	2007	2008
Expected life of options (years)	3.51	5.38
Risk free interest rate range	4.50-4.51%	2.58-3.13%
Expected volatility of stock	75.23%	76.00%
Expected dividend yield	None	None

The fair value of restricted stock awards is determined using the intrinsic value of the award on the date of grant.

10.	Cash Flows – Supplemental Information
(Dollars in thousands)	Three Months Ended
	March 31,
	2007	2008
Non-cash Operating, Investing and Financing Activities:
Change in investment and paid-in-capital resulting from other investors’ activity in MTI Micro stock	$(180)	$(5)

MECHANICAL TECHNOLOGY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

11.	Segment Information

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

The accounting policies of the New Energy and Test and Measurement Instrumentation segments are similar to those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K. The Company evaluates performance based on profit or loss from operations before income taxes, accounting changes, items management does not deem relevant to segment performance, and interest income and expense. Inter-segment sales and expenses are not significant.

Summarized financial information concerning the Company’s reportable segments is shown in the following table. The “Other” column includes corporate related items and items such as income taxes or unusual items, which are not allocated to reportable segments. The “Reconciling Items” column includes minority interests in a consolidated subsidiary. In addition, segments’ non-cash items include any depreciation and amortization in reported profit or loss. The New Energy segment figures include the Company’s equity securities of Plug Power and gains on the sale of these securities.

(Dollars in thousands)		Test and			Condensed
		Measurement		Reconciling	Consolidated
	New Energy	Instrumentation	Other	Items	Totals
Three months ended March 31, 2007
Product revenue	$—	$1,701	$—	$—	$1,701
Funded research and development revenue	615	—	—	—	615
Research and product development expenses	3,269	353	—	—	3,622
Selling, general and administrative expenses	618	631	1,207	—	2,456
Segment loss from operations before income taxes and minority interests	(4,058)	(148)	816	—	(3,390)
Segment (loss) profit	(4,058)	(148)	805	245	(3,156)
Total assets	10,833	2,752	12,725	—	26,310
Securities available for sale	8,184	—	—	—	8,184
Capital expenditures	31	2	17	—	50
Depreciation and amortization	183	27	83	—	293

Three months ended March 31, 2008
Product revenue	$—	$1,980	$—	$—	$1,980
Funded research and development revenue	173	—	—	—	173
Research and product development expenses	1,891	482	—	—	2,373
Selling, general and administrative expenses	928	757	933	—	2,618
Segment loss from operations before income taxes and minority interests	(3,394)	(232)	323	—	(3,303)
Segment (loss) profit	(3,394)	(232)	315	124	(3,187)
Total assets	6,406	3,076	5,330	—	14,812
Securities available for sale	3,537	—	—	—	3,537
Capital expenditures	52	50	—	—	102
Depreciation and amortization	167	33	21	—	221

MECHANICAL TECHNOLOGY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following table presents the details of “Other” segment (loss) profit:

(Dollars in thousands)	Three Months ended
	March 31,
	2007	2008
Corporate and other (expenses) income:
Depreciation and amortization	$(83)	$(21)
Interest income	138	43
Gain on derivatives	969	333
Income tax (expense) benefit	(11)	(8)
Other expense, net	(208)	(32)
Total income (expense)	$805	$315

12.	Restructuring

In March 2007, the Company announced the suspension of MTI Micro’s high power direct methanol fuel cell program in response to decreased funding and sales opportunities in the military market. In connection with this action, the Company accrued and paid restructuring charges of $340 thousand pre-tax, consisting primarily of cash-based employee severance and benefit costs related to the reduction of 23 positions within its New Energy segment and corporate staff. Restructuring expenses were classified as selling, general and administrative expenses within the Company’s Condensed Consolidated Statements of Operations for the period.

13.	Effect of Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedging items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedging items affect an entity’s financial position, financial performance, and cash flows. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2008. This statement will be effective for the Company for its fiscal year beginning January 1, 2009. The Company has not yet determined the impact, if any, of this statement on its Consolidated Financial Statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. This statement will be effective for the Company for its fiscal year beginning January 1, 2009. Based upon the March 31, 2008 balance sheet, the impact of adopting SFAS No. 160 would be to reclassify $25 thousand from minority interests in consolidated subsidiaries to the Company’s stockholders’ equity section as a separate component of stockholders’ equity.

MECHANICAL TECHNOLOGY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

14.Commitments and Contingencies

Lawrence Litigation

On September 9, 1998, Barbara Lawrence, the Lawrence Group, Inc. (“Lawrence”) and certain other Lawrence-related entities (“Plaintiffs”) initially filed suit in the United States Bankruptcy Court for the Northern District of New York (“Bankruptcy Court”) and the United States District Court for the Northern District of New York (“District Court”), which were subsequently consolidated in the District Court, against First Albany Corporation, now known as Broadpoint Capital, Inc. (“BCI”), the Company, Dale Church, Edward Dohring, Beno Sternlicht, Alan Goldberg and George McNamee (Church, Dohring, Sternlicht, Goldberg and McNamee are former Directors of the Company), Marty Mastroianni (former President and Chief Operating Officer of the Company) and 33 other individuals (“Defendants”) who purchased a total of 820,909 shares (2,462,727 post-split) of the Company’s stock from the Plaintiffs. The case concerns the Defendants’ 1997 purchase of the Company’s common stock from the Plaintiffs at the price of $2.25 per share ($0.75 per share post split). BCI acted as Placement Agent in connection with the negotiation and sale of the shares, including in proceedings before the Bankruptcy Court, which approved the sale in September 1997.

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

Leases

The Company’s future minimum rental payments required under non-cancelable operating leases are (dollars in thousands): $537 remaining in 2008, $652 in 2009, $1 in 2010 and $0 in years 2011 through 2013.

Warranties

Below is a reconciliation of changes in product warranty liabilities:

(Dollars in thousands)	Three Months Ended
	March 31,
	2007	2008
Balance, January 1	$19	$72
Accruals for warranties issued	17	15
Settlements made (in cash or in kind)	(24)	(10)
Balance, end of period	$12	$77

Licenses

On January 24, 2008, the Company cancelled its non-exclusive licensing agreement with Los Alamos National Laboratory (“LANL”) covering certain direct methanol fuel cell technology. This agreement, which was last amended on May 17, 2006, prescribed annual license fees ranging from $35,000 in 2008 to $100,000 in 2019. The Company paid and recognized a one-time expense of $50,000 to cancel the agreement, and no future license fees or royalties will be owed to LANL. The Company cancelled this agreement because it no longer considers the direct methanol fuel cell technology licensed from LANL to be applicable to its future products.

Employment Agreements

The Company has employment agreements with certain employees that provide severance payments, certain other payments, accelerated vesting and exercise extension periods of certain options upon termination of employment under certain circumstances, as defined in the applicable agreements. As of March 31, 2008, the Company’s potential minimum cash

MECHANICAL TECHNOLOGY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

obligation to these employees was approximately $810 thousand.

15.	Issuance of Stock by Subsidiary

MTI Micro was formed on March 26, 2001 and as of March 31, 2008, the Company owns approximately 96% of MTI Micro’s outstanding common stock.

On March 1, 2008, MTI Micro issued 8,653 shares of its common stock at a price of $0.68 per share to the Company as compensation for the minority shareholder benefit in connection with the Company issuing its options to MTI Micro employees.

The decrease in the Company’s paid-in-capital of $180 thousand and $5 thousand in 2007 and 2008, respectively, represents the changes in the Company’s equity investment in MTI Micro, which resulted from the anti-dilutive impact of the Company’s investments into and any third-party stock transactions in MTI Micro stock.

16.	Derivatives

The Company held or has outstanding the following derivative financial instruments:

	Dec. 31, 2007	March 31, 2008	Expiration
Derivatives issued:
Warrants, exercisable beginning June 20, 2007, to purchase the Company’s common stock issued to three investors at a purchase price of $2.27 per share	3,027,778	3,027,778	12/19/2011

The estimated fair value of this warrant at the date issued was $1.27 per share, using a Black-Scholes Option Pricing model and assumptions similar to those used for valuing the Company’s employee stock-based compensation. The fair value of the derivative is recorded in the “Derivative Liability” line on its financial statements, and is valued quarterly using the Black-Scholes Option Pricing Model. The assumptions used for the valuations were as follows:

	Dec. 31, 2007	March 31, 2008
Expected life of option (number of days)	1,450	1,359
Risk-free interest rate	3.45%	2.46%
Expected volatility of stock	73.46%	74.86%
Expected dividend yield	None	None

The Company recognizes changes in fair value in its Consolidated Statements of Operations in the line titled “Gain on derivatives.”

17.	Subsequent Events

From April 1 through May 9, 2008, the Company sold securities available for sale as follows:

(Dollars in thousands)
	Number of	Proceeds
Security	Shares Sold	from Sales

Plug Power	427,209	$1,437

MECHANICAL TECHNOLOGY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, the terms “we,” “us,” and “our” refer to Mechanical Technology, Incorporated, a New York Corporation, “MTI Micro” refers to MTI MicroFuel Cells Inc., a Delaware corporation and our majority owned subsidiary, and “MTI Instruments” refers to MTI Instruments, Inc., a New York corporation and our wholly owned subsidiary. We have a registered trademark in the United States for “Mobion.” Other trademarks, trade names, and service marks used in this Quarterly Report on Form 10-Q are the property of their respective owners.

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2007 contained in our 2007 Annual Report on Form 10-K.

In addition to historical information, the following discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements, including those discussed in Part II, Item 1A “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

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

Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Three Months Ended
	March, 31
	2007	2008
Cash and cash equivalents	$9,885	$4,560
Securities available for sale	8,184	3,537
Working capital	15,927	7,634
Net loss	(3,156)	(3,187)
Net cash used in operating activities	(4,610)	(2,988)
Purchase of property, plant and equipment	(50)	(102)

From inception through March 31, 2008, we have incurred an accumulated deficit of $108.3 million and we expect to incur losses for the foreseeable future as we continue micro fuel cell product development and commercialization programs. We expect that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, sales of securities available for sale as well as the operating results of our businesses.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2008 Compared to the Three Months Ended March 31, 2007.

Product Revenue. Product revenue in our test and measurement instrumentation business for 2008 increased by $279,000, or 16.4%, to $2.0 million for the three months ended March 31, 2008 from $1.7 million for the three months ended March 31, 2007. The revenue increase was primarily the result of a $220,000 increase in commercial aviation sales, coupled with smaller increases in our semiconductor and general dimensional products.

Going forward, as a result of general global economic conditions, our test and measurement instrumentation business is currently experiencing weaker than expected demand in Japan for photolithography equipment. This weakness in demand may negatively impact OEM capacitance sales over the remainder of 2008.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands)					Total Contract
				Revenue	Orders
		Revenues for the		Contract	Received
		Three Months Ended March 31,		to Date	to Date
Contract (1)	Expiration	2007	2008	March 31, 2008	March 31, 2008

$2.3 million Air Force New PBS-4100 Systems	07/28/2010 (2)	$—	$—	$1,596	$1,596
$8.8 million Air Force Retrofit and Maintenance of PBS-4100 Systems	06/19/2008 (3)	$346	$338	$7,703	$7,703

__________________________________________________________________________________________

(1)	Contract values represent maximum potential values and may not be representative of actual results.
(2)	Date represents expiration of contract, including all three potential option extensions.
(3)	Expiration date was extended during May 2008 from May 19, 2008 to June 19, 2008.

Funded Research and Development Revenue. Funded research and development revenue in our new energy business during 2008 decreased by $442,000, or 71.9%, to $173,000 for the three months ended March 31, 2008 from $615,000 for the three months ended March 31, 2007. The decrease in revenue was primarily the result of the completion of the SAFT America, Inc., or SAFT, contract during the first quarter of 2007, which accounted for $418,000 of revenue in 2007. Revenue during 2008 for the U.S. Department of Energy, or the DOE, contract, which had its funding reinstated during May 2007, increased by $170,000, while revenue recognized under the alliance agreement with Samsung Electronics Co., Ltd., or Samsung, decreased by $194,000 during 2008 over 2007 due to the contract’s completion in 2007.

Information regarding our contracts included in funded research and development revenue is as follows:

(Dollars in thousands)
Contract	Expiration (1)	Revenue Three Months Ended March 31, 2007	% of 2007 Total	Revenue Three Months Ended March 31, 2008	% of 2008 Total	Revenue Contract to Date March 31, 2008

$3.0 million DOE (2)	03/31/09	$3	0.5%	$173	100.0%	$2,019
$1.0 million Samsung (3)	07/31/07	194	31.5	—	—	875
$418,000 SAFT (4)	12/31/06	418	68.0	—	—	418
Total funded research and development revenue		$615	100.0%	$173	100.0%	$3,312

__________________________________________________________________________________________

(1)	Dates represent expiration of contract, not date of final billing.

(2)

The DOE contract is a cost share contract. DOE funding for this contract was suspended during January 2006 and reinstated during May 2007. During 2007, we received notifications from the DOE of funding releases totaling $1.0 million and also received an extension of the termination date for the contract from July 31, 2007 to September 30, 2008. To date in 2008, we received notifications of funding releases totaling $825,000 and also received an extension of the termination date for the contract from September 30, 2008 to March 31, 2009.

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

Cost of Product Revenue. Cost of product revenue in our test and measurement instrumentation business increased by $102,000, or 7.0%, to $840,000 during the three months ended March 31, 2008 from $738,000 during the three months ended March 31, 2007. As a percentage of product revenue, the quarterly cost of product revenue declined by one percentage point due to a more favorable product sales mix.

Gross profit as a percentage of product revenue increased by 0.9% to 57.5% for the three months ended March 31, 2008 from 56.6% for the three months ended March 31, 2007.

Funded Research and Product Development Expenses. Funded research and product development expenses in our new energy business increased by $132,000, or 13.8%, to $356,000 for the three months ended March 31, 2008 from $224,000 for the three months ended March 31, 2007. This change was primarily the result of costs for the DOE contract increasing by $351,000, reflecting its reinstatement during 2007, while cost for the Samsung contract decreased by $194,000, as that contract was completed during July 2007.

Unfunded Research and Product Development Expense. Unfunded research and product development expenses decreased by $1.4 million, or 40.6%, to $2.0 million for the three months ended March 31, 2008 from $3.4 million for the three months ended March 31, 2007. This decrease reflects a $1.5 million decrease in development costs in our new energy business related to (a) cost savings from the decision to suspend work on our high power program during March 2007, and (b) the DOE contract that resumed during May 2007, which increased funded research and product development expense, which were partially offset by (c) the effects of the completion of work under the Samsung alliance agreement, which increased unfunded research and product development. This decrease was also partially offset by a $129,000 increase in product development expenses for our test and measurement instrumentation business reflecting increased staffing and external product development costs focused on the development of our photovoltaic thickness module and certain redesigns of our general gauging and aviation solutions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $162,000, or 6.6%, to $2.6 million for the three months ended March 31, 2008 from $2.5 million for the three months ended March 31, 2007. This increase was primarily the result of (a) a $715,000 increase related to decreases in liquidations to unfunded research and development costs, which was primarily due to the elimination of our high power program, partially offset by increased liquidations in connection with the DOE program, (b) a $400,000 decrease in administrative salaries and benefits as a result of our March 2007 restructuring, (c) a $266,000 decrease in severance costs, which was also attributable to the 2007 restructuring, (d) a $139,000 increase in salaries, benefits and commissions reflecting increased sales and marketing efforts at MTI Instruments, (e) a $42,000 increase in non-cash equity compensation primarily related to performance grants, (f) a $78,000 decrease in depreciation costs, and (g) a $10,000 increase in other expenses, net.

Operating Loss. Operating loss decreased by $822,000, or 18.3%, to $3.7 million for the three months ended March 31, 2008 compared with the three months ended March 31, 2007 as a result of the factors noted above.

Gain on Derivatives. Our gain on derivative treatment of the freestanding warrants issued in conjunction with our December 2006 capital raise decreased by $636,000, or 65.6%, to $333,000 for the three months ended March 31, 2008 compared with $969,000 for the three months ended March 31, 2007. The decrease in derivative income was attributable to valuation changes of the underlying warrants using the Black-Scholes Pricing model.

Income Tax (Expense) Benefit. Our income tax rate for both the three months ended March 31, 2008 and 2007 was 0.3%. These tax rates were primarily the result of losses generated by operations, changes in the valuation allowance, state true-ups, and permanent deductible differences for derivative valuations.

The valuation allowance against our deferred tax assets at March 31, 2008 was $24.2 million and at December 31, 2007 was $22.3 million. We determined that it was more likely than not that ultimate recognition of certain deferred tax assets would not be realized.

Liquidity and Capital Resources

We have incurred significant losses as we continue to fund the development and commercialization of our portable power source business. We expect that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, sales of securities available for sale, our operating results, the availability of equity financing, including warrants issued in connection with the December 2006 capital raise, and the ability to attract government funding resources to offset research and development costs. As of March 31, 2008, we had an accumulated deficit of $108.3 million. During the three months ended March 31, 2008, our results of operations resulted in a net loss of $3.2 million and cash used in operating activities totaling $3.0 million. This cash use in 2008 was funded primarily by cash and cash equivalents on hand as of December 31, 2007 of $7.7 million. We expect to continue to incur losses as we seek to develop and commercialize our portable power source products and we expect to continue funding our operations from current cash and cash equivalents, the sales of securities available for sale, proceeds, if any, from equity financings, including warrants issued in connection with the December 2006 capital raise, and government funding. We expect to spend approximately $11.7 million on research and development of Mobion technology and $1.8 million in research and development on MTI Instruments’ products during 2008.

Additional financing during 2008 may not be available to us on acceptable terms, if at all. Cash used to support operations is expected to total approximately $11.8 million and cash used for capital expenditures is expected to total approximately $1.1 million. Capital expenditures will consist of purchases of manufacturing and laboratory equipment, software, computer equipment, and furniture. Proceeds from our sale of securities available for sale are subject to fluctuations in the market value of Plug Power Inc., or Plug Power. We may also seek to supplement our resources through additional equity offerings, sales of assets (including MTI Instruments), and additional government revenue could also provide more resources.

During March 2008, we filed a registration statement on Form S-1 with the Securities and Exchange Commission for the proposed public offering of units consisting of shares of our common stock and warrants to purchase shares of our common stock. The amount and price of the units we are proposing to offer have not yet been determined.

As of March 31, 2008, we owned 1,137,166 shares of Plug Power common stock. Potential future sales of Plug Power securities will generate taxable income or loss, which is different from book income or loss, as a result of the tax bases in these assets being significantly different from their book bases. Book and tax bases as of March 31, 2008 are as follows:

Security	Shares Held	Average Book Cost Basis	Average Tax Cost Basis
Plug Power	1,137,166	$1.78	$0.96

Plug Power stock is currently traded on The Nasdaq Global Market and is therefore subject to stock market conditions. When acquired, these securities were unregistered. Our Plug Power securities are considered “restricted securities” as defined in the securities laws and may not be sold in the future without registration under the Securities Act of 1933, as amended, or the Securities Act, unless in compliance with an available exemption from registration. While our Plug Power shares remain “restricted securities,” these shares are now freely transferable in accordance with Rule 144(d) under the Securities Act, subject to the limitations associated with such rule.

Working capital was $7.6 million at March 31, 2008, a $3.7 million decrease from $11.3 million at December 31, 2007. This decrease was primarily the result of the use of cash in operations and a decline in the value of our Plug Power common stock.

At March 31, 2008, our order backlog was $1.9 million compared to $445,000 at December 31, 2007.

Our inventory turnover ratios and accounts receivable days sales outstanding for the trailing twelve month periods and their changes at March 31, 2007 and 2008 are as follows:

	2007	2008	Change
Inventory turnover	2.5	2.3	(0.2)
Average accounts receivable days sales outstanding	47	57	10

The decline in inventory turnover stemmed from a 15% higher inventory balance needed at March 31, 2008, as compared to March 31, 2007, to support new product initiatives as these products gain acceptance in their targeted markets, as well as to build higher stock levels to facilitate delivery upon our increased order backlog.

The increase in average accounts receivable days sales outstanding in 2008 compared with 2007 was primarily attributable to our decision to grant our largest commercial customer 90-day payment terms during 2007.

Cash used by operating activities was $3.0 million for the three months ended March 31, 2008 compared with $4.6 million in 2007. This cash use decrease of $1.6 million reflects a net decrease in cash expenditures to fund operations of $743,000, coupled with net balance sheet changes which decreased cash expenditures by $879,000, reflecting the timing of cash payments and receipts, particularly recognition of deferred revenue and the accrual of certain accrued liabilities.

Capital expenditures were $102,000 during the three months ended March 31, 2008, an increase of $52,000 from the prior year. Capital expenditures in 2008 included manufacturing, laboratory and demonstration equipment. Outstanding commitments for capital expenditures as of March 31, 2008 totaled $5,000 and include commitments for laboratory equipment. We expect to finance these expenditures with current cash and cash equivalents, the sale of securities available for sale, equity financing and other sources, as appropriate and to the extent available.

Off-Balance Sheet Arrangements

Pursuant to a financing transaction between us and certain investors on December 15, 2006, we issued warrants to purchase up to an aggregate 3,027,778 shares of our common stock exercisable at any time until December 19, 2011 at an exercise price per share of $2.27. The shares issuable upon exercise of these warrants would be issued under a shelf registration statement covering the resale of such shares. The terms of the warrant agreement permit a cash settlement with the holders of the warrants if we are acquired by, or merge with, a private company. Because of the possibility of such a settlement, we have classified this agreement as an asset/liability derivative in accordance with SFAS No. 133 and EITF 00-19.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2007 includes a summary of our most significant accounting policies. There have been no material changes to the critical accounting policies previously disclosed in our 2007 Annual Report on Form 10-K. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, securities available for sale, income taxes, stock-based compensation and derivatives. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Periodically, we review our critical accounting estimates with the Audit Committee of our Board of Directors.

New Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, or SFAS No. 161. SFAS No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedging items are accounted for under SFAS No. 133 and its related interpretations, and (c) how derivative instruments and related hedging items affect an entity’s financial position, financial performance, and cash flows. This statement is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2008. This statement will be effective for us for our fiscal year beginning January 1, 2009. We have not yet determined the impact, if any, of this statement on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations—a replacement of FASB Statement No. 141, or SFAS No. 141R, which significantly changes the principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is effective prospectively, except for certain retrospective adjustments to deferred tax balances, for fiscal years beginning after December 15, 2008. This statement will be effective for us for our fiscal year beginning January 1, 2009. We have not yet determined the impact, if any, of this statement on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. This statement will be effective for us for our fiscal year beginning January 1, 2009. Based upon the March 31, 2008 balance sheet, the impact of adopting SFAS No. 160 would be to reclassify $25 thousand from minority interests in consolidated subsidiaries to the our stockholders’ equity section as a separate component of stockholders’ equity.

Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q and the documents we have filed with the Securities and Exchange Commission that are incorporated by reference herein contain forward-looking statements that involve risks and uncertainties within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements contained, or incorporated by reference, in this Form 10-Q that are not statements of historical fact may be forward-looking statements. When we use the words “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” “should,” “could,” “may,” “will” and similar words or phrases, we are identifying forward-looking statements. Forward-looking statements involve risks, uncertainties, estimates and assumptions which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. Important factors that could cause these differences include the following:

•	our history of recurring net losses and the risk of continued net losses;
•	our independent auditors raising substantial concern about our ability to continue as a going concern;
•	the potential delisting of our common stock from The Nasdaq Global Market;
•	sales revenue growth of our test and measurement instrumentation business may not be achieved;
•	the dependence of our test and measurement instrumentation business on a small number of customers and potential loss of government funding;
•	risks related to developing Mobion direct methanol fuel cells and whether we will ever successfully develop reliable and commercially viable Mobion fuel cell solutions;
•	our need to raise additional financing;
•	risks relating to the market price of Plug Power common stock;
•	the risk that current regulations will not be changed to permit methanol to be carried onto airplanes;
•	our portable power source products or our customers’ products that utilize our portable power source products may not be accepted by the market;
•	our inability to build and maintain relationships with our customers;
•	our limited experience in manufacturing fuel cell systems on a commercial basis;
•	our dependence on others for our production requirements for our portable power source products;
•	our dependence on our manufacturing subcontractors to maintain high levels of productivity and satisfactory delivery schedules for our portable power source products;
•	our dependence on third-party suppliers for most of the manufacturing equipment necessary to produce our portable power source products;
•	our inability to obtain sufficient quantities of components and other materials, including platinum and ruthenium, necessary for the production of our portable power source products;
•	our dependence on OEMs integrating Mobion fuel cell systems into their devices;
•	our lack of long-term purchase commitments from our customers and the ability of our customers to cancel, reduce, or delay orders for our products;
•	risks related to protection and infringement of intellectual property;
•	our new technologies may not result in customer or market acceptance;
•	our ability to commercialize our proposed portable power source solutions and develop new product solutions on a timely basis;
•	our ability to develop and utilize new technologies that address the needs of our customers;
•	intense competition in the direct methanol fuel cell and instrumentation businesses;
•	change in policies by U.S. or foreign governments that hinder, disrupt or economically disadvantage international trade;
•	the impact of future exchange rate fluctuations;
•	uncertainty of the U.S. economy;
•	the historical volatility of our stock price;
•	the cyclical nature of the electronics industry;
•	failure of our strategic alliances to achieve their objectives or perform as contemplated and the risk of cancellation or early termination of such alliance by either party;
•	product liability or defects;
•	risks related to the flammable nature of methanol as a fuel source;
•	the loss of services of one or more of our key employees or the inability to hire, train, and retain key personnel;
•	significant periodic and seasonal quarterly fluctuations in our results of operations; and

•	other factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

Forward-looking statements speak only as of the date they are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions, or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements.

Item 4. Controls and Procedures

The certifications of our Chief Executive Officer and Chief Financial Officer attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.

(a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and other procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, reported and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure in accordance with Exchange Act Rule 13a-15(e). Based on that evaluation, our management, including our Chief Executive Officer and Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

At any point in time, we may be involved in various lawsuits or other legal proceedings. Such lawsuits could arise from the sale of products or services or from other matters relating to its regular business activities, compliance with various governmental regulations and requirements, or other transactions or circumstances. We do not believe there are any such proceedings presently pending that could have a material adverse effect on our financial condition. See Note 14 to our Condensed Consolidated Financial Statements for further information.

Item 1A.	Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2007 contains a detailed discussion of our risk factors. In addition, information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Statement Concerning Forward Looking Statements”. These risk factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. Pursuant to the instructions to this Quarterly Report on Form 10-Q, we have provided below only those risk factors that are new or that have been materially amended since the time that we filed our 2007 Annual Report on Form 10-K. Accordingly, the information presented below should be read in conjunction with the risk factors and information disclosed in our 2007 Annual Report on Form 10-K.

We have incurred recurring net losses and anticipate continued net losses as we execute our commercialization plan for our portable power source business.

We have incurred recurring net losses, including net losses of $3.2 million for the three months ended March 31, 2007 and $3.2 million for the three months ended March 31, 2008, which includes a net gain of $333,000 on derivatives in 2008. As a result of ongoing operating losses, we had an accumulated deficit of $108.3 million as of March 31, 2008. We expect to continue to make significant expenditures and incur substantial expenses as we develop and commercialize our proposed portable power source products; develop our manufacturing, sales, and distribution networks; implement internal systems and infrastructure; and hire additional personnel. As a result, we expect to continue to incur continued significant losses as we execute our plan to commercialize our portable power source business and may never achieve or maintain profitability. We will be unable to satisfy our current obligations solely from cash generated from operations or become profitable until we successfully commercialize our portable power source business. If we continue to incur substantial losses and are unable to secure additional financing, we could be forced to discontinue or curtail our business operations; sell assets at unfavorable prices; or merge, consolidate, or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

We may experience an “ownership change” in connection with our proposed public offering of units consisting of shares of our common stock and warrants to purchase shares of our common stock (or in the future), which would result in a limitation of the use of our net operating losses.

As of March 31, 2008, we had approximately $57 million of net operating loss, or NOL, carryforwards. Our ability to utilize these NOL carryforwards, including any future NOL carryforwards that may arise, may be limited by Section 382 of the Internal Revenue Code of 1986, as amended, if we undergo an “ownership change” as a result of the sale of units in our proposed public offering or as a result of subsequent changes in the ownership of our outstanding common stock. A corporation generally undergoes an “ownership change” when the ownership of its stock, by value, changes by more than 50 percentage points over any three-year testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL carryforwards and certain recognized built-in losses.

Item 5.	Other Information

On May 8, 2008, the Governance, Compensation, and Nominating Committee, or the Committee, of our Board of Directors awarded cash bonuses to two senior executives in recognition of meeting certain individual performance objectives as established by the Committee in 2007. Mr. Peng K. Lim, our Chief Executive Officer, was awarded a $120,000 bonus and Ms. Cynthia A. Scheuer, our Chief Financial Officer, was awarded a $21,000 bonus.

On March 27, 2008, we filed a registration statement on Form S-1 with the Securities and Exchange Commission for the proposed public offering of units consisting of shares of our common stock and warrants to purchase shares of our common stock. The amount and price of the units being offered have not yet been determined. The registration statement has not yet become effective and the units may not be sold, nor may offers to buy be accepted, prior to the time the registration statement becomes effective. The offering will bee made only by means of a prospectus. When available, copies of the prospectus relating to these securities and meeting the requirements of section 10 of the Securities Act may be obtained from: Merriman Curhan Ford & Co., 600 California Street, 9th Floor, San Francisco, CA 94108, Telephone 415-248-5600, Fax 415-248-5690.

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

Mechanical Technology, Incorporated
May 12, 2008	By:	/S/ PENG K. LIM
Peng K. Lim Chief Executive Officer

May 12, 2008	By:	/S/ CYNTHIA A. SCHEUER
Cynthia A. Scheuer Vice President, Chief Financial Officer and Secretary