Form 10-Q
period 2008-06-30
MECHANICAL TECHNOLOGY INC
filed 2008-08-14
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act). Yes ☐No ☒
The number of shares of common stock, par value of $0.01 per share, outstanding as of August 8, 2008 was 4,771,658.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2007 and June 30, 2008 (Unaudited)

(Dollars in thousands)	December 31,	June 30,
	2007	2008
Assets
Current Assets:
Cash and cash equivalents	$7,650	$2,370
Securities available for sale	4,492	1,658
Accounts receivable	1,369	1,043
Inventories, net	1,373	1,666
Prepaid expenses and other current assets	329	871
Total Current Assets	15,213	7,608
Property, plant and equipment, net	2,159	1,913
Deferred income taxes	1,344	389
Total Assets	$18,716	$9,910

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$273	$606
Accrued liabilities	2,121	2,189
Deferred revenue	117	—
Income taxes payable	11	15
Deferred income taxes	1,344	389
Total Current Liabilities	3,866	3,199
Long-Term Liabilities:
Uncertain tax position liability	208	211
Derivative liability	696	30
Total Long-Term-Liabilities	904	241
Total Liabilities	4,770	3,440
Commitments and Contingencies
Minority interests	143	64
Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 75,000,000; 5,777,578 issued in 2007 and 5,776,750 issued in 2008	58	58
Paid-in-capital	132,065	132,452
Accumulated deficit	(105,066)	(111,531)
Accumulated Other Comprehensive Income:
Unrealized gain on securities available for sale, net of tax	500	(819)
Common stock in treasury, at cost, 1,005,092 shares in both 2007 and 2008	(13,754)	(13,754)
Total Stockholders’ Equity	13,803	6,406
Total Liabilities and Stockholders’ Equity	$18,716	$9,910

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three and Six Months Ended June 30, 2007 and 2008

(Dollars in thousands, except per share)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2008	2007	2008

Product revenue	$2,275	$1,720	$3,976	$3,700
Funded research and development revenue	353	309	968	482
Total revenue	2,628	2,029	4,944	4,182
Operating costs and expenses:
Cost of product revenue	816	826	1,554	1,666
Research and product development expenses:
Funded research and product development	504	634	728	990
Unfunded research and product development	2,368	2,137	5,766	4,154
Total research and product development expenses	2,872	2,771	6,494	5,144
Selling, general and administrative expenses	2,440	2,053	4,896	4,671
Operating loss	(3,500)	(3,621)	(8,000)	(7,299)
Gain on derivatives	757	333	1,726	666
Gain on sale of securities available for sale	—	682	—	682
Other (expense) income, net	91	(3)	232	39
Loss before income taxes and minority interests	(2,652)	(2,609)	(6,042)	(5,912)
Income tax (expense) benefit	(16)	(754)	(27)	(762)
Minority interests in losses of consolidated subsidiary	181	85	426	209
Net loss	$(2,487)	$(3,278)	$(5,643)	$(6,465)

Loss per Share (Basic and Diluted):
Loss per share	$(0.52)	$(0.69)	$(1.19)	$(1.35)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS (Unaudited)

For the Six Months Ended June 30, 2007 and 2008

(Dollars in thousands)	Six Months Ended June 30,
	2007	2008
Common Stock
Balance, beginning (see Note 1)	$58	$58
Balance, ending	$58	$58
Paid-In Capital
Balance, beginning (see Note 1)	$130,968	$132,065
Issuance of shares - options	15	—
MTI MicroFuel Cell investment	(368)	(129)
Stock-based compensation	956	517
Fractional share payout associated with reverse split	—	(1)
Balance, ending	$131,571	$132,452
Accumulated Deficit
Balance, beginning	$(95,385)	$(105,066)
Cumulative effect of adoption of FIN 48	(106)	—
Net loss	(5,643)	(6,465)
Balance, ending	$(101,134)	$(111,531)
Accumulated Other Comprehensive Income (Loss):
Unrealized gain (loss) on securities available for sale, net of taxes
Balance, beginning	$984	$500
Change in unrealized (loss) gain on securities available for sale (net of taxes of $0 in 2007 and 2008)	(1,942)	(1,129)
Less reclassification adjustment for gains included in net income (net of taxes of $0 in 2007 and $748 in 2008)	—	(190)
Balance, ending	$(958)	$(819)
Treasury Stock
Balance, beginning	$(13,754)	$(13,754)
Balance, ending	$(13,754)	$(13,754)
Total Stockholders’ Equity
Balance, ending	$15,784	$6,406
Total Comprehensive (Loss):
Net loss	$(5,643)	$(6,465)
Other comprehensive (loss):
Change in unrealized (loss) gain on securities available for sale, net of taxes	(1,942)	(1,129)
Total comprehensive (loss)	$(7,585)	$(7,594)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Six Months Ended June 30, 2007 and 2008

(Dollars in thousands)	Six Months Ended June 30,
	2007	2008
Operating Activities
Net loss	$(5,643)	$(6,465)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on derivatives	(1,726)	(666)
Depreciation and amortization	580	431
Gain on sale of securities available for sale	—	(682)
Deferred income taxes	—	748
Minority interests in losses of consolidated subsidiary	(426)	(209)
Stock based compensation	957	517
Changes in operating assets and liabilities:
Accounts receivable	(30)	326
Inventories	(16)	(293)
Prepaid expenses and other current assets	(145)	(542)
Accounts payable	(292)	333
Income taxes payable	21	7
Deferred revenue	(806)	(117)
Accrued liabilities	(209)	69
Net cash used by operating activities	(7,735)	(6,543)
Investing Activities
Purchases of property, plant and equipment	(240)	(185)
Proceeds from sale of securities available for sale	—	1,449
Net cash (used) provided by investing activities	(240)	1,264
Financing Activities
Proceeds from stock option exercises	15	—
Fractional share payout associated with reverse split	—	(1)
Net cash provided by financing activities	15	(1)
Decrease in cash and cash equivalents	(7,960)	(5,280)
Cash and cash equivalents - beginning of period	14,545	7,650
Cash and cash equivalents - end of period	$6,585	$2,370

The accompanying notes are an integral part of the condensed consolidated financial statements.

1.	Nature of Operations

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2007 and 2008.

Reverse Stock Split

Unless otherwise noted, all capital values, share, and per share amounts in the consolidated financial statements have been retroactively restated for the effects of the Company’s reverse split of its issued and outstanding common stock at a rate of 1-for-8 which became effective on May 16, 2008. This action was approved by stockholders on May 15, 2008.

Liquidity and Going Concern

The Company incurred significant losses as it continued to fund the direct methanol fuel cell product development and commercialization programs of its majority owned subsidiary, MTI MicroFuel Cells Inc. (“MTI Micro”), and had a consolidated accumulated deficit of $111,531 thousand and working capital of $4,409 thousand at June 30, 2008. Because of these losses, limited current cash, cash equivalents and securities available for sale, negative cash flows and accumulated deficit, the report of the Company’s independent registered public accounting firm for the year ended December 31, 2007 expressed substantial doubt about the Company’s ability to continue as a going concern.

During the first six months of 2008, the Company sold 431,509 shares of Plug Power Inc. (“Plug Power”) common stock with proceeds totaling $1,449 thousand and gains totaling $682 thousand. These proceeds reflect the Company’s previously announced strategy to raise additional capital through the sale of Plug Power common stock in order to fund MTI Micro operations.

Based on the Company’s projected cash requirements for operations and capital expenditures for 2008 and its current cash, cash equivalents and marketable securities of $4,028 thousand at June 30, 2008, management believes it will have adequate resources to fund operations and capital expenditures through September 2008 based on current cash and cash equivalents, current cash flow requirements, revenue and expense projections and the potential sale of securities available for sale at current market values.

However, the Company may need to do one or more of the following to raise additional resources, or reduce its cash requirements:

•	significantly reduce its current expenditure run-rate;
•	obtain additional government or private funding of the Company’s direct methanol fuel cell research, development, manufacturing readiness and commercialization;
•	sell operating divisions of the Company; or
•	secure additional debt or equity financing.

The Company currently has a pending registration statement on file with the SEC to sell up to $12 million of units consisting of senior convertible debt and warrants to purchase the Company’s common stock. There is no guarantee that this financing will be completed, that other resources will be available to the Company on terms acceptable to it, or at all, or that such resources will be received in a timely manner, if at all, or that the Company will be able to reduce its expenditure run-rate without materially and adversely affecting its business.

7

2.       Accounting Policies

Changes in significant accounting policies since December 31, 2007 are as follows:

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 provides companies with an option to report selected financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings at each subsequent reporting date. The adoption of this statement on January 1, 2008 did not have a material effect on the Company’s Consolidated Financial Statements as the Company did not elect to implement the fair value option for its marketable equity securities.

Fair Value Measurement

On January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 applies to all financial instruments that are being measured and reported on a fair value basis. However, in February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), which deferred the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements for items within the scope of FSP No. 157-2, which will become effective on January 1, 2009.

Current items subject to SFAS No. 157 include financial assets including “Securities available for sale” (see Note 5) and financial liabilities including “Derivative liability” (see Note 16) on the balance sheet. As defined in SFAS No. 157, “fair value” is the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation methods, the Company is required to provide the following information according to the fair value hierarchy as specified by SFAS No. 157. This hierarchy ranks the quality and reliability of the information used to determine fair values.

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

The following is a summary of the Company’s fair value instruments categorized by their associated fair value input level:

(Dollars in thousands)
Balance Sheet Classification	Level 1	Level 2	Level 3	Balance at June 30, 2008
Financial Assets:
Securities available for sale	$1,658	$—	$—	$1,658
Total fair value of assets	$1,658	$—	$—	$1,658

Financial Liabilities:
Derivative liability	$—	$—	$30	$30
Total fair value of liabilities	$—	$—	$30	$30

8

The following is a rollforward of Level 3 fair value instruments for the three months ended June 30, 2008:

(Dollars in thousands)
Instrument	Beginning Balance as of April 1, 2008	Total Gains / (Losses) Realized and Unrealized	Purchases, Issuances, Sales and Settlements	Ending Balance as of June 30, 2008
Derivative liability	$363	$(333)	$—	$30
Total Level 3 instruments	$363	$(333)	$—	$30

The following is a rollforward of Level 3 fair value instruments for the six months ended June 30, 2008:

(Dollars in thousands)
Instrument	Beginning Balance as of Jan. 1, 2008	Total Gains / (Losses) Realized and Unrealized	Purchases, Issuances, Sales and Settlements	Ending Balance as of June 30, 2008
Derivative liability	$696	$(666)	$—	$30
Total Level 3 instruments	$696	$(666)	$—	$30

Revenue Recognition—Prototype Evaluation Agreements

The Company recognizes income derived from its micro fuel cell prototype evaluation agreements, where the Company receives a lump-sum amount from Original Equipment Manufacturers (“OEMs”) which are testing the Company’s Mobion prototypes for an OEM-specific application, upon delivery of the evaluation prototypes. These prototypes are returned to the Company once the evaluation period expires. There are no warranties given to any OEM regarding these prototypes, and each evaluation agreement is considered a customer specific arrangement. The costs associated with executing these prototype evaluation arrangements are expensed in research and development expense as they are incurred. Income derived from these arrangements is recorded in the Consolidated Statements of Operations in the line titled “Other income (expense), net.”

3.	Accounts Receivable

Receivable balances consist of the following at:

(Dollars in thousands)	Dec. 31, 2007	June 30, 2008
U.S. and State Government	$79	$178
Commercial	1,290	865
Total	$1,369	$1,043

For the six months ended June 30, 2007 and 2008, a single commercial customer represented 30.9% and 15.1%, respectively, and a U.S. governmental agency represented 17.8% and 12.5%, respectively, of the Company’s instrumentation segment product revenue. As of December 31, 2007 and June 30, 2008, this commercial customer represented 46.8% and 12.8%, respectively, and this U.S. governmental agency represented 0.2% and 4.6%, respectively, of the Company’s instrumentation segment accounts receivable.

4.	Inventories, net

Inventories, net consist of the following at:

(Dollars in thousands)	Dec. 31, 2007	June 30, 2008
Finished goods	$467	$462
Work in process	168	421
Raw materials, net	738	783
	$1,373	$1,666

9

MECHANICAL TECHNOLOGY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	Securities Available for Sale

Securities available for sale are classified as current assets and accumulated net unrealized gains (losses) are charged to other comprehensive income (loss).

The principal components of the Company’s securities available for sale consist of the following at:

(Dollars in thousands, except market price and share data)
Security	Cost Basis	Unrealized Gain	Recorded Fair Value	Quoted Market Price Per NASDAQ	Ownership	Shares
December 31, 2007
Plug Power	$2,021	$2,471	$4,492	$3.95	1.29%	1,137,166

June 30, 2008
Plug Power	$1,254	$404	$1,658	$2.35	0.80%	705,657

The book basis roll forward of Plug Power securities is as follows:

(Dollars in thousands)	Dec. 31, 2007	June 30, 2008
Securities available for sale, beginning of period	$4,602	$2,021
Sale of shares	(2,581)	(767)
Securities cost basis	2,021	1,254
Unrealized gain on securities available for sale, net of taxes	2,471	404
Securities available for sale, end of period	$4,492	$1,658

Accumulated unrealized gains related to Plug Power securities available for sale are as follows:

(Dollars in thousands)	Dec. 31, 2007	June 30, 2008
Accumulated unrealized gains	$2,471	$404
Accumulated deferred tax expense on unrealized gains	(1,971)	(1,223)
Accumulated net unrealized gains	$500	$(819)

The accumulated deferred tax expense on unrealized gains includes allocated taxes for the disproportionate effect of unrealized gains recorded prior to the Company recording a full valuation allowance against its deferred tax assets in 2006.

6.	Income Taxes

The Company’s effective income tax (expense) rate from operations differed from the federal statutory rate for each of the three and six months ended June 30 as follows:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Federal statutory tax rate	34.00%	34.00%	34.00%	34.00%
State taxes, net of federal tax effect	5.60	1.55	5.71	3.95
Change in valuation allowance	(51.42)	(45.11)	(51.43)	(44.51)
Disproportionate tax effect of reclassification adjustment for gains included in net income (loss)	—	(24.37)	—	(10.75)
Permanent tax difference on derivative valuation	11.42	5.11	11.43	4.51
Other, net	(0.20)	(0.08)	(0.16)	(0.08)
Tax rate	(0.60)%	(28.90)%	(0.45)%	(12.88)%

MECHANICAL TECHNOLOGY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Income tax (expense) benefit for the three and six months ended June 30 consists of the following:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
Operations before minority interest	2007	2008	2007	2008

Federal	$—	$(748)	$—	$(748)
State	(16)	(6)	(27)	(14)
Total	$(16)	$(754)	$(27)	$(762)

Income tax benefit (expense) allocated directly to stockholders’ equity for the three and six months ended June 30 is as follows:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Change in unrealized gain (loss) on securities available for sale:
Tax effect of reclassification for gains included in net income (loss)	$—	$748	$—	$748

The valuation allowance at December 31, 2007 and June 30, 2008 was $22,333 thousand and $25,792 thousand, respectively, and represents a full valuation allowance. The valuation allowance reflects the estimate that it is more likely than not that the net deferred tax assets in excess of deferred tax liabilities may not be realized.

7.	Stockholders’ Equity

Changes in common shares issued and treasury stock outstanding are as follows:

	Year Ended Dec. 31, 2007	Six Months Ended June 30, 2008
Common Shares
Balance, beginning	5,760,585	5,777,578
Fractional shares redeemed during reverse stock split	—	(203)
Issuance of shares for stock option exercises	10,743	—
Issuance of shares for restricted and unrestricted stock grants	6,875	—
Forfeiture of restricted stock grant	(625)	(625)
Balance, ending	5,777,578	5,776,750

Treasury Stock
Balance, beginning	1,005,092	1,005,092
Balance, ending	1,005,092	1,005,092

Warrants

On December 20, 2006, the Company issued warrants to investors to purchase 378,472 shares of the Company’s common stock at an exercise price of $18.16 per share. These warrants will be fair valued by the Company until expiration or exercise of the warrants. The warrants became exercisable on June 30, 2007 and expire on December 19, 2011.

Reservation of Shares

The Company has reserved common shares for future issuance as of June 30, 2008 as follows:

Stock options outstanding	847,096
Stock options available for issuance	33,355
Warrants outstanding	378,472
Number of common shares reserved	1,258,923

MECHANICAL TECHNOLOGY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

8.	Loss per Share

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations for the three and six months ended June 30:

(Dollars in thousands, except shares)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Numerator:
Net loss	$(2,487)	$(3,278)	$(5,643)	$(6,465)

Denominator:
Basic EPS:
Common shares outstanding, beginning of period	4,755,493	4,772,486	4,755,493	4,772,486
Weighted average common shares issued during the period	4,063	—	2,043	—
Weighted average restricted shares forfeited during period	—	(34)	—	(17)
Weighted average common shares redeemed during the period in conjunction with the reverse stock split	—	(102)	—	(51)
Effect of non-vested restricted stock	(714)	34	(670)	17
Denominator for basic earnings per common shares – Weighted average common shares	4,758,842	4,772,385	4,756,866	4,772,435

Diluted EPS:
Common shares outstanding, beginning of period	4,755,493	4,772,486	4,755,493	4,772,486
Weighted average common shares issued during the period	4,063	—	2,043	—
Weighted average restricted shares forfeited during period	—	(34)	—	(17)
Weighted average common shares redeemed during the period in conjunction with the reverse stock split	—	(102)	—	(51)
Effect of non-vested restricted stock due to anti-dilutive effect	(714)	34	(670)	17
Denominator for diluted earnings per common shares – Weighted average common shares	4,758,842	4,772,385	4,756,866	4,772,435

Not included in the computation of earnings per share, assuming dilution for the three and six months ended June 30, 2007, were options to purchase 810,452 shares of the Company’s common stock, warrants to purchase 378,472 shares of the Company’s common stock, 1,250 unvested restricted shares of the Company’s common stock and options to purchase 26,668 shares of MTI Micro’s common stock. These potentially dilutive items were excluded because the Company incurred a loss for this period and their inclusion would be anti-dilutive.

Not included in the computation of earnings per share, assuming dilution for the three and six months ended June 30, 2008, were options to purchase 846,783 shares of the Company’s common stock, warrants to purchase 378,472 shares of the Company’s common stock, 625 unvested restricted shares of the Company’s common stock forfeited during the period, and options to purchase 22,668 shares of MTI Micro’s common stock. These potentially dilutive items were excluded because the Company incurred a loss for this period and their inclusion would be anti-dilutive.

9.	Stock-Based Compensation

During the six month period ended June 30, 2008, the Company granted 143,039 stock options with a weighted average fair value per share of $2.16. The total number of outstanding non-vested restricted stock awards was 625 and 0 at December 31, 2007 and June 30, 2008, respectively.

MECHANICAL TECHNOLOGY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Total stock-based compensation expense related to all of the Company’s stock-based awards, recognized for the three and six months ended June 30, 2007 and 2008, was comprised as follows:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Unfunded research and product development	$86	$49	$80	$90
Selling, general and administrative	571	79	877	427
Stock-based compensation expense before taxes	657	128	957	517
Related income tax benefits A	—	—	—	—
Stock-based compensation expense, net of taxes	$657	$128	$957	$517

A Income tax effect is zero due to the Company maintaining a full valuation allowance.

Unrecognized compensation costs related to non-vested awards as of June 30, 2008 total $1,192 thousand for stock options and are expected to be recognized over a weighted average vesting period of approximately 1.19 years.

The fair value of stock option awards is estimated on the date of grant using a Black-Scholes Pricing Model with the following weighted average assumptions for the three and six months ended June 30:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008

Expected life of options (years)	3.4	4.4	3.5	4.4
Risk free interest rate range	4.60 – 5.04%	3.07 – 3.36%	4.51 – 5.04%	2.58 – 3.36%
Expected volatility of stock	71.56%	75.61%	72.54%	75.62%
Expected dividend yield	None	None	None	None

The fair value of restricted stock awards is determined using the intrinsic value of the award on the date of grant.

10.	Cash Flows – Supplemental Information
(Dollars in thousands)	Six Months Ended June 30,
	2007	2008

Non-cash operating, investing and financing activities:
Change in investment and paid-in-capital resulting from other investors’ activity in MTI Micro stock	$(368)	$(129)

11.	Segment Information

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

MECHANICAL TECHNOLOGY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

figures include the Company’s equity securities of Plug Power and gains on the sale of these securities.

(Dollars in thousands)	New Energy	Test and Measurement Instrumentation	Other	Reconciling Items	Condensed Consolidated Totals
Three months ended June 30, 2007
Product revenue	$—	$2,275	$—	$—	$2,275
Funded research and development revenue	353	—	—	—	353
Research and product development expenses	2,379	493	—	—	2,872
Selling, general and administrative expenses	600	690	1,150	—	2,440
Segment loss from operations before income taxes and minority interests	(3,430)	148	630	—	(2,652)
Segment (loss) profit	(3,430)	148	614	181	(2,487)
Total assets	10,849	3,019	9,131	—	22,999
Securities available for sale	8,132	—	—	—	8,132
Capital expenditures	117	69	4	—	190
Depreciation and amortization	180	30	77	—	287

Three months ended June 30, 2008
Product revenue	$—	$1,720	$—	$—	$1,720
Funded research and development revenue	309	—	—	—	309
Research and product development expenses	2,291	480	—	—	2,771
Selling, general and administrative expenses	444	682	927	—	2,053
Segment loss from operations before income taxes and minority interests	(2,532)	(400)	333	—	(2,609)
Segment (loss) profit	(2,532)	(400)	(431)	85	(3,278)
Total assets	4,044	2,827	3,039	—	9,910
Securities available for sale	1,658	—	—	—	1,658
Capital expenditures	56	10	17	—	83
Depreciation and amortization	160	34	16	—	210

(Dollars in thousands)	New Energy	Test and Measurement Instrumentation	Other	Reconciling Items	Condensed Consolidated Totals
Six months ended June 30, 2007
Product revenue	$—	$3,976	$—	$—	$3,976
Funded research and development revenue	968	—	—	—	968
Research and product development expenses	5,648	846	—	—	6,494
Selling, general and administrative expenses	1,218	1,321	2,357	—	4,896
Segment loss from operations before income taxes and minority interests	(7,488)	—	1,446	—	(6,042)
Segment (loss) profit	(7,488)	—	1,419	426	(5,643)
Total assets	10,849	3,019	9,131	—	22,999
Securities available for sale	8,132	—	—	—	8,132
Capital expenditures	148	71	21	—	240
Depreciation and amortization	363	57	160	—	580

MECHANICAL TECHNOLOGY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)	New Energy	Test and Measurement Instrumentation	Other	Reconciling Items	Condensed Consolidated Totals
Six months ended June 30, 2008
Product revenue	$—	$3,700	$—	$—	$3,700
Funded research and development revenue	482	—	—	—	482
Research and product development expenses	4,182	962	—	—	5,144
Selling, general and administrative expenses	1,372	1,439	1,860	—	4,671
Segment loss from operations before income taxes and minority interests	(5,926)	(632)	646	—	(5,912)
Segment (loss) profit	(5,926)	(632)	(116)	209	(6,465)
Total assets	4,044	2,827	3,039	—	9,910
Securities available for sale	1,658	—	—	—	1,658
Capital expenditures	108	60	17	—	185
Depreciation and amortization	327	67	37	—	431

The following table presents the details of “Other” segment (loss) profit:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2008	2007	2008
Corporate and other (expenses) income:
Depreciation and amortization	$(77)	$(16)	$(160)	$(37)
Interest income	90	15	228	58
Gain on derivatives	757	333	1,726	666
Income tax (expense) benefit	(16)	(754)	(27)	(762)
Other expense, net	(140)	(9)	(348)	(41)
Total income (expense)	$614	$(431)	$1,419	$(116)

12.	Restructuring

In March 2007, the Company announced the suspension of MTI Micro’s high power direct methanol fuel cell program in response to decreased funding and sales opportunities in the military market. In connection with this action, the Company accrued and paid restructuring charges of $340 thousand pre-tax, consisting primarily of cash-based employee severance and benefit costs related to the reduction of 23 positions within its New Energy segment and corporate staff. Restructuring expenses were classified as selling, general and administrative expenses within the Company’s Condensed Consolidated Statements of Operations for the period. All amounts accrued under this plan were settled by March 31, 2008.

13.	Effect of Recent Accounting Pronouncements

In June 2008, the FASB Staff Position EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF No. 03-6-1”). EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” EITF No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. It is effective for calendar-year companies beginning January 1, 2009. The Company is currently assessing the potential impact of implementing this standard.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FASB No. 162”). This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). The standard is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently assessing the potential impact of implementing this standard.

MECHANICAL TECHNOLOGY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and GAAP. FSP FAS 142-3 is effective for financial statements issued for years beginning after December 15, 2008, and interim periods within those years and applied prospectively to intangible assets acquired after the effective date. Since the Company’s consolidated financial statements presently do not include any intangible assets, it does not expect the adoption of FSP FAS 142-3 to have a material impact on its financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. This statement will be effective for the Company for its fiscal year beginning January 1, 2009. Based upon the June 30, 2008 balance sheet, the impact of adopting SFAS No. 160 would be to reclassify $64 thousand from minority interests in consolidated subsidiaries to the Company’s stockholders’ equity section as a separate component of stockholders’ equity.

14.	Commitments and Contingencies

Lawrence Litigation

On September 9, 1998, Barbara Lawrence, the Lawrence Group, Inc. (“Lawrence”) and certain other Lawrence-related entities (“Plaintiffs”) initially filed suit in the United States Bankruptcy Court for the Northern District of New York (“Bankruptcy Court”) and the United States District Court for the Northern District of New York (“District Court”), which were subsequently consolidated in the District Court, against First Albany Corporation, now known as Broadpoint Capital, Inc. (“BCI”), the Company, Dale Church, Edward Dohring, Beno Sternlicht, Alan Goldberg and George McNamee (Church, Dohring, Sternlicht, Goldberg and McNamee are former Directors of the Company), Marty Mastroianni (former President and Chief Operating Officer of the Company) and 33 other individuals (“Defendants”) who purchased a total of 820,909 shares (307,841 post-split and reverse split) of the Company’s stock from the Plaintiffs. The case concerns the Defendants’ 1997 purchase of the Company’s common stock from the Plaintiffs at the price of $2.25 per share ($6.00 per share post split and reverse split). BCI acted as Placement Agent in connection with the negotiation and sale of the shares, including in proceedings before the Bankruptcy Court, which approved the sale in September 1997.

Plaintiffs claim that the Defendants failed to disclose material inside information to the Plaintiffs in connection with the sale and that the $2.25 per share ($6.00 per share post split and reverse split) purchase price was unfair. Plaintiffs are seeking

MECHANICAL TECHNOLOGY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

damages of $5 million plus punitive damages and costs. In April 1999, Defendants filed a motion to dismiss the amended complaint, which was denied by the Bankruptcy Court. On appeal in October 2000, Plaintiffs’ claims were dismissed by the District Court. In November 2000, Plaintiffs filed an appeal of that dismissal with the United States Court of Appeals for the Second Circuit. In June 2002, the Second Circuit Court of Appeals reversed the District Court decision in part and remanded the case for further consideration of the Plaintiffs’ claims as motions to modify the Bankruptcy Court sale order. The Plaintiffs’ claims have now been referred back to Bankruptcy Court for such consideration. By order and decision dated September 30, 2003, the Bankruptcy Court allowed certain limited discovery to proceed, and this process is still underway.

The Company believes the claims have no merit and intends to defend them vigorously. The Company cannot predict the outcome of the claims nor reasonably estimate a range of possible loss given the current status of the litigation. Accordingly, no amounts have been reserved for this matter.

Leases

The Company’s future minimum rental payments required under non-cancelable operating leases are (dollars in thousands): $359 remaining in 2008, $652 in 2009, $1 in 2010 and $0 in years 2011 through 2013.

Warranties

Below is a reconciliation of changes in product warranty liabilities:

(Dollars in thousands)	Six Months Ended June 30,
	2007	2008
Balance, January 1	$19	$72
Accruals for warranties issued	40	28
Settlements made (in cash or in kind)	(45)	(15)
Balance, end of period	$14	$85

Licenses

On January 24, 2008, the Company cancelled its non-exclusive licensing agreement with Los Alamos National Laboratory (“LANL”) covering certain direct methanol fuel cell technology. This agreement, which was last amended on May 17, 2006, prescribed annual license fees ranging from $35 thousand in 2008 to $100 thousand in 2019. The Company paid and recognized a one-time expense of $50 thousand to cancel the agreement, and no future license fees or royalties will be owed to LANL. The Company cancelled this agreement because it no longer considers the direct methanol fuel cell technology licensed from LANL to be applicable to its future products.

Employment Agreements

The Company has employment agreements with certain employees that provide severance payments, certain other payments, accelerated vesting and exercise extension periods of certain options upon termination of employment under certain circumstances, as defined in the applicable agreements. As of June 30, 2008, the Company’s potential minimum cash obligation to these employees was approximately $760 thousand.

15.	Issuance of Stock by Subsidiary

MTI Micro was formed on March 26, 2001 and as of June 30, 2008, the Company owns approximately 97% of MTI Micro’s outstanding common stock.

On June 30, 2008, MTI Micro issued 10,416,667 shares of its common stock to the Company at a price of $0.24 per share in connection with conversion of its $2,500 thousand loan receivable to equity; on June 4, 2008, MTI Micro issued 5,464,612 shares of its common stock to the Company at a price of $0.33 per share in connection with the transfer of $1,810 thousand worth of Plug Power common stock to MTI Micro; on June 1, 2008, MTI Micro issued 78 shares of its common stock at a price of $0.44 per share to the Company as compensation for the minority shareholder benefit in connection with the Company issuing its options to MTI Micro employees; on April 1, 2008, MTI Micro issued 1,854,569 shares of its common stock to the Company at a price of $0.42 per share in connection with the transfer of $1,855 thousand worth of Plug Power common stock to MTI Micro; on March 1, 2008, MTI Micro issued 8,653 shares of its common stock at a price of $0.68 per share to the Company as compensation for the minority shareholder benefit in connection with the Company issuing its options to MTI Micro employees.

MECHANICAL TECHNOLOGY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The decrease in the Company’s paid-in-capital of $368 thousand and $129 thousand in 2007 and 2008, respectively, represents the changes in the Company’s equity investment in MTI Micro, which resulted from the anti-dilutive impact of the Company’s investments into, and any third-party stock transactions in, MTI Micro stock.

16.	Derivatives

The Company held or has outstanding the following derivative financial instruments:

	Dec. 31, 2007	June 30, 2008	Expiration
Derivatives issued:
Warrants, exercisable beginning June 20, 2007, to purchase the Company’s common stock issued to three investors at a purchase price of $18.16 per share	378,472	378,472	12/19/2011

The estimated fair value of this warrant at the date issued was $18.16 per share, using a Black-Scholes Option Pricing model and assumptions similar to those used for valuing the Company’s employee stock-based compensation. The fair value of the derivative is recorded in the “Derivative liability” line on its financial statements, and is valued quarterly using the Black-Scholes Option Pricing Model. The assumptions used for the valuations were as follows:

	Dec. 31, 2007	June 30, 2008
Expected life of option (number of days)	1,450	1,268
Risk-free interest rate	3.45%	3.34%
Expected volatility of stock	73.46%	77.77%
Expected dividend yield	None	None

The Company recognizes changes in fair value in its Consolidated Statements of Operations in the line titled “Gain on derivatives.”

17.	Subsequent Events

On July 3, 2008, the Company filed an amendment to its registration statement on Form S-1 originally filed with the SEC on March 27, 2008 and amended on May 22, 2008 converting its proposed public offering of units consisting of common shares and warrants to purchase common shares into a public offering of units consisting of convertible senior notes and warrants to purchase common shares.

From July 1 through August 8, 2008, the Company sold securities available for sale as follows:

(Dollars in thousands)
	Number of	Proceeds
Security	Shares Sold	from Sales

Plug Power	255,503	$586

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

In addition to historical information, the following discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements. Important factors that could cause actual results to differ include those discussed in Part II, Item 1A “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are developing and commercializing off-the-grid rechargeable power sources for portable electronics. We have developed a patented, proprietary direct methanol fuel cell technology platform called Mobion, which generates electrical power using up to 100% methanol as fuel. Our proprietary fuel cell power solution consists of two primary components integrated in an easily manufactured device: the direct methanol fuel cell power engine, which we refer to as our Mobion Chip, and methanol replacement cartridges. Our Mobion Chip weighs less than one ounce and is small enough to fit in the palm of one’s hand. The methanol used by the technology is fully biodegradable. We believe we are the only micro fuel cell developer to have demonstrated power density of over 50 mW/cm2 with high energy efficiencies of 1.4 Wh/cc of methanol. For these reasons, we believe our technology offers a compelling alternative to current lithium-ion and similar rechargeable battery systems currently used by original equipment manufacturers and branded partners, or OEMs, in many handheld electronic devices, such as mobile phones (including smart phones) and mobile phone accessories, digital cameras, portable media players, personal digital assistants, or PDAs, and global positioning systems, or GPS devices. We believe our platform will facilitate the development of numerous product advantages, including small size, environmental friendliness, and simplicity of design, all critical for commercialization in the consumer market, and can be implemented as three different product options: a compact external charging device, a snap-on or attached power accessory, or a lithium-ion battery replacement embedded fuel cell power solution. With adequate funding, we intend to commercialize the Mobion platform in 2009.

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

Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Six Months Ended June 30,
	2007	2008
Cash and cash equivalents	$6,585	$2,370
Securities available for sale	8,132	1,658
Working capital	13,249	4,409
Net loss	(5,643)	(6,465)
Net cash used in operating activities	(7,735)	(6,543)
Purchase of property, plant and equipment	(240)	(185)

MECHANICAL TECHNOLOGY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

From inception through June 30, 2008, we have incurred an accumulated deficit of $111.5 million and we expect to incur losses for the foreseeable future as we continue micro fuel cell product development and commercialization programs. We expect that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, sales of securities available for sale as well as the operating results of our businesses.

We currently have a registration statement on file with the SEC to raise up to $12 million through the issuance of units consisting of senior convertible notes and warrant to purchase our common shares. If we do not complete this financing soon, we will need to implement plans to significantly curtail our expenditures, including expenditures on our micro fuel cell research and commercialization.

Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2008 Compared to the Three and Six Months Ended June 30, 2007.

Product Revenue. Product revenue in our test and measurement instrumentation business for the three months ended June 30, 2008 decreased in comparison to the same period in 2007 by $555,000, or 24.4%, to $1.7 million. The revenue decrease was primarily the result of a $581,000 decrease in general dimensional gauging sales, on significantly lower sales to Japan within the OEM capacitance market. Aviation sales also decreased $256,000 due to lower sales to the U.S. Air Force. These declines were partially offset by an increase in semiconductor sales of $282,000, driven by improved international sales of its manual and semi-automated semiconductor products.

Product revenue in our test and measurement instrumentation business for the six months ended June 30, 2008 decreased in comparison to the same period in 2007 by $276,000, or 6.9%, to $3.7 million. The revenue decrease was chiefly attributable to a $549,000 decrease in general dimensional gauging sales on lower international sales, primarily to our Japanese distributor of OEM capacitance equipment. This decline was partially offset by an increase of $312,000 in semiconductor products due to sales expansion in international markets. Aviation sales declined by $39,000 between periods.

As a result of general global economic conditions, including weaker than expected demand in Japan for photolithography equipment, slower than expected dimensional gauging sales, reduced sales demand within the commercial aviation industry, and the deferral of certain orders under our existing U.S. Air Force contracts, our test and measurement instrumentation business is no longer expected to generate double-digit sales growth in 2008. Based upon current global market conditions, we estimate that the test and measurement instrumentation business will experience a sales decrease of between 10% to 15% for 2008 compared to 2007.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands)		Revenues for the Six Months Ended June 30,		Revenue Contract to Date	Total Contract Orders Received to Date
Contract (1)	Expiration	2007	2008	June 30, 2008	June 30, 2008

$2.3 million Air Force New PBS-4100 Systems	07/28/2010 (2)	$—	$—	$1,596	$1,596
$8.8 million Air Force Retrofit and Maintenance of PBS-4100 Systems	06/19/2008 (3)	$682	$379	$7,744	$7,744

__________________________________________________________________________________________

(1)	Contract values represent maximum potential values and may not be representative of actual results.
(2)	Date represents expiration of contract, including all three potential option extensions.
(3)	Expiration date was extended during May 2008 from May 19, 2008 to June 19, 2008.

Funded Research and Development Revenue. Funded research and development revenue in our new energy business for the three months ended June 30, 2008 decreased in comparison to the same period in 2007 by $44,000, or 12.5%, to $309,000. The decrease in revenue was primarily the result of revenue recognized under the alliance agreement with Samsung Electronics Co., Ltd., or Samsung, which decreased by $195,000 during 2008 compared to 2007 due to the contract’s completion in 2007. Revenue during 2008 from our contract with the U.S. Department of Energy, or the DOE, which had its funding reinstated during May 2007, increased by $166,000, while revenue from our contract with the National Center for Manufacturing Sciences, or NCMS, decreased by $15,000 during 2008 compared to 2007 due to the contract’s completion in 2007.

MECHANICAL TECHNOLOGY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Funded research and development revenue in our new energy business for the six months ended June 30, 2008 decreased in comparison to the same period in 2007 by $486,000, or 50.2%, to $482,000. The decrease in revenue was primarily the result of the completion of our contract with SAFT America, Inc., or SAFT, during the first quarter of 2007, which accounted for $418,000 of revenue in 2007. Revenue during 2008 for the DOE contract, which had its funding reinstated during May 2007, increased by $336,000, while revenue recognized under the alliance agreement with Samsung, decreased by $389,000 during 2008 compared to 2007 due to the contract’s completion in 2007, while revenue for the NCMS, decreased by $15,000 during 2008 compared to 2007 due to the contract’s completion in 2007.

Information regarding our contracts included in funded research and development revenue is as follows:

(Dollars in thousands)
Contract	Expiration (1)	Revenue Six Months Ended June 30, 2007	% of 2007 Total	Revenue Six Months Ended June 30, 2008	% of 2008 Total	Revenue Contract to Date June 30, 2008

$3.0 million DOE (2)	03/31/09	$146	15.1%	$482	100.0%	$2,328
$1.0 million Samsung (3)	07/31/07	389	40.2	—	—	875
$418,000 SAFT (4)	12/31/06	418	43.2	—	—	418
$15,000 NCMS (5)	06/30/07	15	1.5	—	—	15
Total funded research and development revenue		$968	100.0%	$482	100.0%	$3,636

__________________________________________________________________________________________

(1)	Dates represent expiration of contract, not date of final billing.
(2)

The DOE contract is a cost share contract. DOE funding for this contract was suspended during January 2006 and reinstated during May 2007. During 2007, we received notifications from the DOE of funding releases totaling $1.0 million and an extension of the termination date for the contract from July 31, 2007 to September 30, 2008. To date in 2008, we received notifications of funding releases totaling $825,000 and an extension of the termination date for the contract from September 30, 2008 to March 31, 2009.

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

(5)	The NCMS contract is a cost plus catalyst research contract.

Cost of Product Revenue. Cost of product revenue in our test and measurement instrumentation business for the three months ended June 30, 2008 increased in comparison to the same period in 2007 by $10,000, or 1.2%, to $826,000. As a percentage of product revenue, the quarterly cost of product revenue increased by 12%, compared to the same period in the prior year, due to a less favorable product sales mix and an increase in manufacturing overhead.

Gross profit as a percentage of product revenue decreased by 12.1% for the three months ended June 30, 2008 to 52.0% from 64.1% in the same period in the prior year.

Cost of product revenue in our test and measurement instrumentation business for the six months ended June 30, 2008 increased in comparison to the same period in 2007 by $112,000, or 7.2%, to $1,666,000. As a percentage of product revenue, the year to date cost of product revenue has increased by 6%, compared to the same period in the prior year, due to a less favorable product sales mix and an increase in manufacturing overhead.

Gross profit as a percentage of product revenue decreased by 5.9% for the six months ended June 30, 2008 to 55.0% from 60.9% in the same period in the prior year.

Funded Research and Product Development Expenses. Funded research and product development expenses in our new energy business increased by $130,000, or 25.8%, to $634,000 for the three months ended June 30, 2008 in comparison to the same period in 2007. This change was primarily the result of costs for the DOE contract increasing by $340,000, reflecting the impact of its reinstatement during May 2007, while costs for the Samsung contract decreased by $195,000, as that contract was completed during July 2007. Costs for the NCMS contract decreased by $15,000 during 2008, reflecting the completion of that contract during 2007.

Funded research and product development expenses in our new energy business increased by $262,000, or 36.0%, to $990,000 for the six months ended June 30, 2008 in comparison to the same period in 2007. This change was primarily the result of costs for the DOE contract increasing by $689,000, reflecting the impact of its reinstatement during May 2007,

MECHANICAL TECHNOLOGY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

while costs for the Samsung contract decreased by $389,000, as that contract was completed during July 2007. The research expenses for SAFT and NCMS, the only other active research contracts during 2007, decreased by a combined $38,000.

Unfunded Research and Product Development Expenses. Unfunded research and product development expenses decreased by $231,000, or 9.8%, to $2.1 million for the three months ended June 30, 2008 from $2.4 million for the three months ended June 30, 2007. This decrease reflects a $218,000 decrease in development costs in our new energy business primarily related to the DOE contract that resumed during May 2007, which increased funded research and product development expenses, but which were partially offset by the effects of the completion of work under the Samsung alliance agreement, which increased unfunded research and product development. This decrease also reflects a $13,000 decrease in product development expenses for our test and measurement instrumentation business.

Unfunded research and product development expenses decreased by $1.6 million, or 28.0%, to $4.2 million for the six months ended June 30, 2008 from $5.8 million for the six months ended June 30, 2007. This decrease reflects a $1.7 million decrease in development costs in our new energy business related to (a) cost savings from the decision to suspend work on our high power program during March 2007, and (b) the DOE contract that resumed during May 2007, which increased funded research and product development expense, which were partially offset by (c) the effects of the completion of work under the Samsung alliance agreement, which increased unfunded research and product development. This decrease was also partially offset by a $116,000 increase in product development expenses for our test and measurement instrumentation business reflecting increased staffing and external product development costs focused on the development of our photovoltaic thickness module and certain redesigns of our general gauging and aviation solutions.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $387,000, or 15.9%, to $2.1 million for the three months ended June 30, 2008 from $2.4 million for the three months ended June 30, 2007. This decrease was primarily the result of (a) a $533,000 decrease in non-cash equity compensation primarily related to lower grants, lower fair value for new grants issued and the forfeiture of several executive performance grants in 2008, (b) a $380,000 increase related to decreases in liquidations to unfunded research and development costs, which was primarily due to the elimination of our high power program, partially offset by increased liquidations in connection with the DOE program, (c) a $216,000 decrease in wages and other fringe benefit costs, which was attributable to staff reductions and outsourcing, (d) a $74,000 decrease in incentive compensation, (e) a $113,000 increase in professional and other outsourcing fees, (f) an $81,000 decrease in depreciation costs, and (g) a $24,000 increase in other expenses, net.

Selling, general and administrative expenses decreased by $225,000, or 4.6%, to $4.7 million for the six months ended June 30, 2008 from $4.9 million for the six months ended June 30, 2007. This decrease was primarily the result of (a) a $1.1 million increase related to decreases in liquidations to unfunded research and development costs, which was primarily due to the elimination of our high power program, partially offset by increased liquidations in connection with the DOE program, (b) a $661,000 decrease in administrative salaries and benefits as a result of our March 2007 restructuring, (c) a $454,000 decrease in non-cash equity compensation primarily related to lower grants, lower fair values for new grants issued and the forfeiture of several executive performance grants in 2008, (d) a $249,000 decrease in severance costs, which was also attributable to the 2007 restructuring, (e) a $159,000 decrease in depreciation costs, (f) a $155,000 increase in salaries, benefits and commissions reflecting increased sales and marketing efforts at MTI Instruments, (g) a $131,000 increase in professional and other outsourcing fees, (h) an $81,000 decrease in incentive compensation, and (i) a $1,000 decrease in other expenses, net.

Operating Loss. Operating loss increased by $121,000, or 3.5%, to $3.6 million for the three months ended June 30, 2008 compared with the three months ended June 30, 2007 as a result of the factors noted above.

Operating loss decreased by $701,000, or 8.8%, to $7.3 million for the six months ended June 30, 2008 compared with the six months ended June 30, 2007 as a result of the factors noted above.

Gain on Derivatives. Our gain on derivative treatment of the freestanding warrants issued in conjunction with our December 2006 capital raise decreased by $424,000, or 56.0%, to $333,000 for the three months ended June 30, 2008 compared with $757,000 for the three months ended June 30, 2007. The decrease in derivative income was attributable to valuation changes of the underlying warrants using the Black-Scholes Pricing model.

Our gain on derivative treatment of the freestanding warrants issued in conjunction with our December 2006 capital raise decreased by $1.1 million, or 61.4%, to $666,000 for the six months ended June 30, 2008 compared with $1.7 million for the six months ended June 30, 2007. The decrease in derivative income was attributable to valuation changes of the underlying warrants using the Black-Scholes Pricing model.

Income Tax (Expense) Benefit. Our income tax rate for the three months ended June 30, 2008 was (28.90)% and our income tax rate for the three months ended June 30, 2007 was (0.60)%. These tax rates were primarily the result of losses generated by operations, changes in the valuation allowance, permanent deductible differences for derivative valuations, and

MECHANICAL TECHNOLOGY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

disproportionate effects of reclassification of gains on Plug Power, Inc., or Plug Power, security sales included in operating loss.

Our income tax rate for the six months ended June 30, 2008 was (12.88)% and our income tax rate for the six months ended June 30, 2007 was (0.45)%. These tax rates were primarily the result of losses generated by operations, changes in the valuation allowance, state true-ups, permanent deductible differences for derivative valuations and disproportionate effects of reclassification of gains on Plug Power security sales included in operating loss.

The valuation allowance against our deferred tax assets at June 30, 2008 was $25.8 million and at December 31, 2007 was $22.3 million. We determined that it was more likely than not that ultimate recognition of certain deferred tax assets would not be realized.

Liquidity and Capital Resources

We have incurred significant losses as we continue to fund the development and commercialization of our portable power source business. We expect that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, sales of securities available for sale, our operating results, the availability of debt or equity financing, including warrants issued in connection with the December 2006 capital raise, and the ability to attract government funding resources to offset research and development costs.

As of June 30, 2008, we had an accumulated deficit of $111.5 million. During the six months ended June 30, 2008, our results of operations resulted in a net loss of $6.5 million and cash used in operating activities totaling $6.5 million. This cash use in 2008 was funded primarily by cash and cash equivalents on hand as of December 31, 2007 of $7.7 million. We expect to continue to incur losses as we seek to develop and commercialize our portable power source products, and we expect to continue funding our operations from current cash and cash equivalents, sales of securities available for sale, proceeds from any debt or equity financings or the exercise of outstanding convertible securities, including warrants issued in connection with the December 2006 capital raise, and government funding. Subject to the availability of financing, we expect to spend approximately $11.7 million on research and development of Mobion technology and $1.8 million in research and development on MTI Instruments’ products during 2008.

During the quarter ending September 30, 2008, we have begun to implement a series of strategic cost reduction efforts throughout the organization with the goal of reducing our monthly consolidated cash burn by the beginning of our fourth quarter of 2008. These cost reductions will be accomplished through numerous initiatives, including the elimination of certain non-core functions, outsourcing certain activities and the deferral of non-critical capital expenditures. We expect to achieve this goal while continuing to devote the resources necessary to commercialize our portable power source products and meet our milestones.

In addition to our cash and marketable securities of approximately $4.0 million as of June 30, 2008, we have a registration statement on file with the SEC to raise up to $12 million through the issuance of units consisting of senior convertible notes and warrant to purchase our common shares. If our financing activities are successful, we expect to continue to devote the resources necessary to commercialize our portable power source products. If we fail to complete this financing soon, we will need to implement plans to significantly curtail our expenditures, including expenditures on our micro fuel cell research and commercialization.

Prior to the impact of the implementation of any cost reduction strategies, cash used to support operations for the second half of 2008 is currently expected to total approximately $6.7 million and cash used for capital expenditures is currently expected to total approximately $315,000.

Based on our projected cash requirements for operations and capital expenditures for 2008 and our current cash, cash equivalents and marketable securities of $4,028 thousand at June 30, 2008, we believe we will have adequate resources to fund operations and capital expenditures through September 2008 based on current cash and cash equivalents, current cash flow requirements, revenue and expense projections and the potential sale of securities available for sale at current market values.

It is uncertain at this time whether the debt financing from our registration statement filed with the SEC will lead to additional resources for use to commercialize our portable power source products. We have no other commitments for funding future needs of the organization at this time and additional financing during 2008 may not be available to us on acceptable terms, if at all. Capital expenditures will consist of purchases of manufacturing and laboratory equipment, software, computer equipment, and furniture. Proceeds from our sale of securities available for sale are subject to fluctuations in the market value of Plug Power. We may also seek to supplement our resources through additional debt or equity financings, sales of assets (including MTI Instruments), and additional government funding.

As of June 30, 2008, we owned 705,657 shares of Plug Power common stock. Potential future sales of Plug Power securities will generate taxable income or loss, which is different from book income or loss, as a result of the tax bases in these assets being significantly different from their book bases. Book and tax bases as of June 30, 2008 are as follows:

Security	Shares Held	Average Book Cost Basis	Average Tax Cost Basis
Plug Power	705,657	$1.78	$0.96

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

Working capital was $4.4 million at June 30, 2008, a $6.9 million decrease from $11.3 million at December 31, 2007. This decrease was primarily the result of the use of cash in operations and a decline in the value of our Plug Power common stock.

At June 30, 2008, our order backlog was $1.4 million compared to $445,000 at December 31, 2007.

Our inventory turnover ratios and accounts receivable days sales outstanding for the trailing twelve month periods and their changes at June 30, 2007 and 2008 are as follows:

	2007	2008	Change
Inventory turnover	2.5	2.1	(0.4)
Average accounts receivable days sales outstanding	51	56	5

The decline in inventory turnover stemmed from an increase in inventory balances of $434,000 at June 30, 2008, as compared to June 30, 2007, to support a higher level of subassemblies necessary to produce greater semiconductor product sales, especially our semi-automated systems, and strategic stock increases to support a more competitive product delivery schedule.

The increase in average accounts receivable days sales outstanding in 2008 compared with 2007 was primarily attributable to our decision to grant our largest commercial customer 90-day payment terms during 2007.

Cash used by operating activities was $6.5 million for the six months ended June 30, 2008 compared with $7.7 million in 2007. This cash use decrease of $1.2 million reflects a net increase in cash expenditures to fund operations of $68,000, together with net balance sheet changes which decreased cash expenditures by $1.3 million, reflecting the timing of cash payments and receipts, particularly recognition of deferred revenue and the accrual of certain accrued liabilities.

Capital expenditures were $185,000 during the six months ended June 30, 2008, a decrease of $55,000 from the prior year. This decrease was attributable to lower laboratory equipment expenditures to support our micro fuel cell business. Capital expenditures in 2008 included manufacturing, laboratory and demonstration equipment. Outstanding commitments for capital expenditures as of June 30, 2008 totaled $3,000 and include commitments for computer equipment. We expect to finance these expenditures with current cash and cash equivalents, the sale of securities available for sale, external financing and other sources, as appropriate and to the extent available.

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

New Accounting Pronouncements

In June 2008, the FASB Staff Position EITF No. 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“EITF No. 03-6-1”). EITF No. 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and therefore need to be included in the earnings allocation in calculating earnings per share under the two-class method described in SFAS No. 128, “Earnings per Share.” EITF No. 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. It is effective for calendar-year companies beginning January 1, 2009. We are currently assessing the potential impact of implementing this standard.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (“FASB No. 162”). This standard identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (“GAAP”) in the United States (the GAAP hierarchy). The standard is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We are currently assessing the potential impact of implementing this standard.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”). FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The objective of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R) and GAAP. FSP FAS 142-3 is effective for financial statements issued for years beginning after December 15, 2008, and interim periods within those years and applied prospectively to intangible assets acquired after the effective date. Since our consolidated financial statements presently do not include any intangible assets, it does not expect the adoption of FSP FAS 142-3 to have a material impact on its financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. This statement will be effective for us for our fiscal year beginning January 1, 2009. Based upon the June 30, 2008 balance sheet, the adoption of SFAS No. 160 would require us to reclassify $64,000 from minority interests in consolidated subsidiaries to the our stockholders’ equity section as a separate component of stockholders’ equity.

Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements contained in this Form 10-Q that are not statements of historical fact may be forward-looking statements. When we use the words “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” “should,” “could,” “may,” “will” and similar words or phrases, we are identifying forward-looking statements. Forward-looking statements involve risks, uncertainties, estimates and assumptions which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. Important factors that could cause these differences include the following:

•	our history of recurring net losses and the risk of continued net losses;
•	risks relating to the market price of Plug Power common stock;
•	our independent auditors raising substantial concern about our ability to continue as a going concern;
•	sales revenue growth of our test and measurement instrumentation business may not be achieved;
•	the dependence of our test and measurement instrumentation business on a small number of customers and potential loss of government funding;
•	risks related to developing Mobion direct methanol fuel cells and whether we will ever successfully develop reliable and commercially viable Mobion fuel cell solutions;
•	our need to raise additional financing;
•	the risk that certain European Union regulations will not be changed to permit methanol to be carried onto airplanes;
•	our portable power source products or our customers’ products that utilize our portable power source products may not be accepted by the market;
•	our inability to build and maintain relationships with our customers;
•	our limited experience in manufacturing fuel cell systems on a commercial basis;
•	our dependence on others for our production requirements for our portable power source products;
•	our dependence on our manufacturing subcontractors to maintain high levels of productivity and satisfactory delivery schedules for our portable power source products;
•	our dependence on third-party suppliers for most of the manufacturing equipment necessary to produce our portable power source products;
•	our inability to obtain sufficient quantities of components and other materials, including platinum and ruthenium, necessary for the production of our portable power source products;
•	our dependence on OEMs integrating Mobion fuel cell systems into their devices;
•	our lack of long-term purchase commitments from our customers and the ability of our customers to cancel, reduce, or delay orders for our products;
•	risks related to protection and infringement of intellectual property;
•	our new technologies may not result in customer or market acceptance;
•	our ability to commercialize our proposed portable power source solutions and develop new product solutions on a timely basis;
•	our ability to develop and utilize new technologies that address the needs of our customers;
•	intense competition in the direct methanol fuel cell and instrumentation businesses;
•	change in policies by U.S. or foreign governments that hinder, disrupt or economically disadvantage international trade;
•	the impact of future exchange rate fluctuations;
•	uncertainty of the U.S. economy;
•	the historical volatility of our stock price;
•	the cyclical nature of the electronics industry;
•	failure of our strategic alliances to achieve their objectives or perform as contemplated and the risk of cancellation or early termination of such alliance by either party;
•	product liability or defects;
•	risks related to the flammable nature of methanol as a fuel source;
•	the loss of services of one or more of our key employees or the inability to hire, train, and retain key personnel;
•	significant periodic and seasonal quarterly fluctuations in our results of operations;
•	risks related to the limitation of the use of our net operating losses in the event of certain ownership changes; and
•	other factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

At any point in time, we may be involved in various lawsuits or other legal proceedings. Such lawsuits could arise from the sale of products or services or from other matters relating to our regular business activities, compliance with various governmental regulations and requirements, or other transactions or circumstances. We do not believe there are any such proceedings presently pending that could have a material adverse effect on our financial condition. See Note 14 to our Condensed Consolidated Financial Statements for further information.

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

We have incurred recurring net losses and anticipate continued net losses as we execute our commercialization plan for our portable power source business. If we do no raise financing in the next few months, we will be required to dramatically downsize or discontinue our business.

We have incurred recurring net losses, including net losses of $5.6 million for the six months ended June 30, 2007 and $6.5 million for the six months ended June 30, 2008, which includes a net gain of $666,000 on derivatives and a gain of $682,000 on sales of Plug Power stock in 2008. As a result of ongoing operating losses, we had an accumulated deficit of $111.5 million as of June 30, 2008. We expect to continue to make significant expenditures and incur substantial expenses as we develop and commercialize our proposed portable power source products; develop our manufacturing, sales, and distribution networks; implement internal systems and infrastructure; and hire additional personnel. As a result, we expect to continue to incur continued significant losses as we execute our plan to commercialize our portable power source business and may never achieve or maintain profitability. We will be unable to satisfy our current obligations solely from cash generated from operations or become profitable until we successfully commercialize our portable power source business.

As of June 30, 2008, we had cash and marketable equity securities of approximately $4.0 million. Our present cost structure of operations averages an approximate $1.1 million cash burn per month, primarily incurred in support of the commercialization of our portable power source business. If we do no raise sufficient funds in the current proposed public offering or are unable to secure alternative financing in the next few months, we will be forced to discontinue or curtail our business operations; sell assets at unfavorable prices; or merge, consolidate, or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

We may experience an “ownership change” in connection with our proposed public offering of units consisting of convertible senior notes and warrants to purchase shares of our common stock (or in the future), which would result in a limitation of the use of our net operating losses.

As of June 30, 2008, we had approximately $60 million of net operating loss, or NOL, carryforwards. Our ability to utilize these NOL carryforwards, including any future NOL carryforwards that may arise, may be limited by Section 382 of the Internal Revenue Code of 1986, as amended, if we undergo an “ownership change” as a result of subsequent changes in the ownership of our outstanding common stock pursuant to the exercise of the warrants, the conversion of the notes, or otherwise. A corporation generally undergoes an “ownership change” when the ownership of its stock, by value, changes by more than 50 percentage points over any three-year testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL carryforwards and certain recognized built-in losses.

Item 5.	Other Information

On August 14, 2008, we issued a press release announcing our financial results for the quarter ended June 30, 2008. The full text of the press release is furnished as Exhibit 99.1 hereto.

On July 3, 2008, we filed an amendment to our registration statement on Form S-1 originally filed with the Securities and Exchange Commission on March 27, 2008 and amended on May 22, 2008 for the proposed public offering of units consisting of convertible senior notes and warrants to purchase our common shares. Several terms including the amount and price, of the units being offered have not yet been determined. The registration statement has not yet become effective and the units may not be sold, nor may offers to buy be accepted, prior to the time the registration statement becomes effective. The offering will be made only by means of a prospectus. Copies of the prospectus relating to these securities may be obtained from: Merriman Curhan Ford & Co., 600 California Street, 9th Floor, San Francisco, CA 94108, Telephone 415-248-5600, Fax 415-248-5690.

Item 6.	Exhibits
Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Peng K. Lim
31.2	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Cynthia A. Scheuer
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Peng K. Lim
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Cynthia A. Scheuer
99.1	Press release of Mechanical Technology, Incorporated issued on August 14, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mechanical Technology, Incorporated
August 14, 2008	By:	/S/ PENG K. LIM
Peng K. Lim Chief Executive Officer

August 14, 2008	By:	/S/ CYNTHIA A. SCHEUER
Cynthia A. Scheuer Vice President, Chief Financial Officer and Secretary