Form 10-Q
period 2008-09-30
MECHANICAL TECHNOLOGY INC
filed 2008-11-14
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐No ☒
The number of shares of common stock, par value of $0.01 per share, outstanding as of November 7, 2008 was 4,771,658.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As of December 31, 2007 and September 30, 2008 (Unaudited)

(Dollars in thousands)	December 31,	September 30,
	2007	2008
Assets
Current Assets:
Cash and cash equivalents	$7,650	$3,350
Securities available for sale	4,492	98
Accounts receivable, net	1,369	715
Inventories, net	1,373	1,586
Prepaid expenses and other current assets	329	416
Total Current Assets	15,213	6,165
Property, plant and equipment, net	2,159	1,718
Deferred income taxes	1,344	2
Total Assets	$18,716	$7,885

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$273	$853
Accrued liabilities	2,121	2,085
Deferred revenue	117	—
Convertible notes payable – related party	—	1,500
Income taxes payable	11	17
Deferred income taxes	1,344	2
Total Current Liabilities	3,866	4,457
Long-Term Liabilities:
Uncertain tax position liability	208	213
Derivative liability	696	95
Total Long-Term Liabilities	904	308
Total Liabilities	4,770	4,765
Commitments and Contingencies
Minority interests	143	11
Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 75,000,000; 5,777,578 issued in 2007 and 5,776,750 issued in 2008	58	58
Paid-in-capital	132,065	132,601
Accumulated deficit	(105,066)	(115,547)
Accumulated Other Comprehensive Income:
Unrealized gain on securities available for sale, net of tax	500	(250)
Cumulative translation adjustments	—	1
Common stock in treasury, at cost, 1,005,092 shares in both 2007 and 2008	(13,754)	(13,754)
Total Stockholders’ Equity	13,803	3,109
Total Liabilities and Stockholders’ Equity	$18,716	$7,885

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three and Nine Months Ended September 30, 2007 and 2008

(Dollars in thousands, except per share)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2008	2007	2008

Product revenue	$2,196	$1,400	$6,172	$5,100
Funded research and development revenue	357	399	1,325	881
Total revenue	2,553	1,799	7,497	5,981
Operating costs and expenses:
Cost of product revenue	848	835	2,402	2,501
Research and product development expenses:
Funded research and product development	691	819	1,419	1,809
Unfunded research and product development	1,986	1,127	7,752	5,281
Total research and product development expenses	2,677	1,946	9,171	7,090
Selling, general and administrative expenses	1,716	2,346	6,612	7,017
Operating loss	(2,688)	(3,328)	(10,688)	(10,627)
Gain (loss) on derivatives	363	(65)	2,089	601
Gain on sale of securities available for sale	417	405	417	1,087
Other (expense) income, net	(1)	(16)	231	23
Loss before income taxes and minority interests	(1,909)	(3,004)	(7,951)	(8,916)
Income tax (expense) benefit	(688)	(1,058)	(715)	(1,820)
Minority interests in losses of consolidated subsidiary	116	46	542	255
Net loss	$(2,481)	$(4,016)	$(8,124)	$(10,481)

Loss per Share (Basic and Diluted):
Loss per share	$(0.52)	$(0.84)	$(1.71)	$(2.20)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE LOSS (Unaudited)

For the Nine Months Ended September 30, 2007 and 2008

(Dollars in thousands)	Nine Months Ended September 30,
	2007	2008
Common Stock
Balance, beginning (see Note 1)	$58	$58
Issuance of shares – restricted stock	—	—
Issuance of shares - options	—	—
Balance, ending	$58	$58
Paid-In Capital
Balance, beginning (see Note 1)	$130,968	$132,065
Issuance of shares - options	60	—
MTI MicroFuel Cell investment	(433)	(122)
Stock-based compensation	1,264	659
Fractional share payout associated with reverse split	—	(1)
Balance, ending	$131,859	$132,601
Accumulated Deficit
Balance, beginning	$(95,385)	$(105,066)
Cumulative effect of adoption of FIN 48	(106)	—
Net loss	(8,124)	(10,481)
Balance, ending	$(103,615)	$(115,547)
Accumulated Other Comprehensive Income (Loss):
Balance, beginning	$984	$500
Change in unrealized (loss) gain on securities available for sale (net of taxes of $0 in 2007 and 2008)	(1,730)	(293)
Less reclassification adjustment for gains included in net income (net of taxes of $693 in 2007 and $1,799 in 2008)	(152)	(457)
Cumulative translation adjustments	—	1
Balance, ending	$(898)	$(249)
Treasury Stock
Balance, beginning	$(13,754)	$(13,754)
Balance, ending	$(13,754)	$(13,754)
Total Stockholders’ Equity
Balance, ending	$13,650	$3,109
Total Comprehensive (Loss):
Net loss	$(8,124)	$(10,481)
Other comprehensive (loss):
Less reclassification for gains included in net income, net of taxes	(152)	(457)
Change in unrealized (loss) gain on securities available for sale, net of taxes	(1,730)	(293)
Cumulative translation adjustments	—	1
Total comprehensive (loss)	$(10,006)	$(11,230)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

For the Nine Months Ended September 30, 2007 and 2008

(Dollars in thousands)	Nine Months Ended September 30,
	2007	2008
Operating Activities
Net loss	$(8,124)	$(10,481)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on derivatives	(2,089)	(601)
Depreciation and amortization	860	631
Gain on sale of securities available for sale	(417)	(1,087)
Deferred income taxes	693	1,799
Minority interests in losses of consolidated subsidiary	(542)	(255)
Stock-based compensation	1,264	659
Allowance for doubtful accounts	—	18
Loss on disposal of fixed assets	39	—
Changes in operating assets and liabilities:
Accounts receivable	(257)	636
Inventories	(151)	(213)
Prepaid expenses and other current assets	(451)	(87)
Accounts payable	(386)	580
Income taxes payable	16	11
Deferred revenue	(866)	(117)
Accrued liabilities	(349)	(35)
Net cash used by operating activities	(10,760)	(8,542)
Investing Activities
Purchases of property, plant and equipment	(281)	(190)
Proceeds from sale of securities available for sale	1,128	2,932
Proceeds from sale of property, plant and equipment	12	—
Net cash (used) provided by investing activities	859	2,742
Financing Activities
Proceeds from stock option exercises	60	—
Net borrowings on convertible notes payable	—	1,500
Fractional share payout associated with reverse split	—	(1)
Net cash provided by financing activities	60	1,499
Effects of exchange rate changes on cash flows	—	1
Decrease in cash and cash equivalents	(9,841)	(4,300)
Cash and cash equivalents - beginning of period	14,545	7,650
Cash and cash equivalents - end of period	$4,704	$3,350

The accompanying notes are an integral part of the condensed consolidated financial statements.

1.	Nature of Operations

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2007 has been derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2007 and 2008.

Reverse Stock Split

Unless otherwise noted, all capital values, share, and per share amounts in the consolidated financial statements have been retroactively restated for the effects of the Company’s reverse split of its issued and outstanding common stock at a rate of 1-for-8 which became effective on May 16, 2008. This action was approved by stockholders on May 15, 2008.

Liquidity and Going Concern

The Company incurred significant losses as it continued to fund the direct methanol fuel cell product development and commercialization programs of its majority owned subsidiary, MTI MicroFuel Cells Inc. (“MTI Micro”), and had a consolidated accumulated deficit of $115,547 thousand and working capital of $1,708 thousand at September 30, 2008. Because of these losses, limited current cash, cash equivalents and securities available for sale, negative cash flows and accumulated deficit, the report of the Company’s independent registered public accounting firm for the year ended December 31, 2007 expressed substantial doubt about the Company’s ability to continue as a going concern.

During the first nine months of 2008, the Company sold 1,038,116 shares of Plug Power Inc. (“Plug Power”) common stock with proceeds totaling $2,932 thousand and gains totaling $1,087 thousand. These proceeds reflect the Company’s previous strategy to raise additional capital through the sale of Plug Power common stock in order to fund MTI Micro operations.

At present, the Company does not currently expect to advance future resources to fund MTI Micro’s portable power source business. Based on the Company’s projected cash requirements for operations and capital expenditures and its current cash, cash equivalents and marketable securities of $3,448 thousand at September 30, 2008, management believes it will have adequate resources to fund its current operations, excluding MTI Micro operations, through December 2009 based on current cash and cash equivalents, current cash flow requirements, revenue and expense projections, and the potential sale of securities available for sale at current market values.

During the three months ended September 30, 2008, MTI Micro issued convertible secured notes to external investors, including Dr. Walter L. Robb, a member of the Company’s Board of Directors, totaling $1.5 million. In order to continue full commercialization of its micro fuel cell solution, MTI Micro will need to do one or more of the following to raise additional resources, or reduce its cash requirements:

•	further reduce its current expenditure run-rate;
•	obtain additional government or private funding of MTI Micro’s direct methanol fuel cell research, development, manufacturing readiness and commercialization; or
•	secure additional debt or equity financing.

There is no guarantee that resources will be available to MTI Micro on terms acceptable to it, or at all, or that such resources will be received in a timely manner, if at all, or that MTI Micro will be able to reduce its expenditure run-rate without materially and adversely affecting its business. Based upon MTI Micro’s projected cash requirements and capital requirements and its current cash and cash equivalents, management believes it will have adequate resources to fund its MTI Micro operations through the end of January 2009.

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

Fair Value Measurement

On January 1, 2008, the Company adopted SFAS No. 157,Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 applies to all financial instruments that are being measured and reported on a fair value basis. However, in February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 (“FSP No. 157-2”), which deferred the effective date of SFAS No. 157 for one year for non-financial assets and liabilities, except for certain items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the impact of SFAS No. 157 on its consolidated financial statements for items within the scope of FSP No. 157-2, which will become effective on January 1, 2009.

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

The following is a summary of the Company’s fair value instruments categorized by their associated fair value input level:

(Dollars in thousands)
Balance Sheet Classification	Level 1	Level 2	Level 3	Balance at Sept. 30, 2008
Financial Assets:
Securities available for sale	$98	$—	$—	$98
Total fair value of assets	$98	$—	$—	$98

Financial Liabilities:
Derivative liability	$—	$—	$95	$95
Total fair value of liabilities	$—	$—	$95	$95

8

MECHANICAL TECHNOLOGY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following is a rollforward of Level 3 fair value instruments for the three months ended September 30, 2008:

(Dollars in thousands)
Instrument	Beginning Balance as of June 1, 2008	Total Gains / (Losses) Realized and Unrealized	Purchases, Issuances, Sales and Settlements	Ending Balance as of Sept. 30, 2008
Derivative liability	$30	$(65)	$—	$95
Total Level 3 instruments	$30	$65	$—	$95

The following is a rollforward of Level 3 fair value instruments for the nine months ended September 30, 2008:

(Dollars in thousands)
Instrument	Beginning Balance as of Jan. 1, 2008	Total Gains / (Losses) Realized and Unrealized	Purchases, Issuances, Sales and Settlements	Ending Balance as of Sept. 30, 2008
Derivative liability	$696	$601	$—	$95
Total Level 3 instruments	$696	$601	$—	$95

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

3.	Accounts Receivable, net

Net receivable balances consist of the following at:

(Dollars in thousands)	Dec. 31, 2007	Sept. 30, 2008
U.S. and State Government	$79	$274
Commercial	1,290	459
Subtotal	1,369	733
Allowance for doubtful accounts	—	(18)
Total	$1,369	$715

For the nine months ended September 30, 2007 and 2008, a single commercial customer represented 30.8% and 14.8%, respectively, and a U.S. governmental agency represented 20.7% and 16.5%, respectively, of the Company’s instrumentation segment product revenue. As of December 31, 2007 and September 30, 2008, this commercial customer represented 46.8% and 16.6%, respectively, and this U.S. governmental agency represented 0.2% and 19.8%, respectively, of the Company’s instrumentation segment accounts receivable.

4.	Inventories, net

Inventories, net consist of the following at:

(Dollars in thousands)	Dec. 31, 2007	Sept. 30, 2008
Finished goods	$467	$669
Work in process	168	450
Raw materials, net	738	467
	$1,373	$1,586

MECHANICAL TECHNOLOGY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

5.	Securities Available for Sale

Securities available for sale are classified as current assets and accumulated net unrealized gains (losses) are charged to other comprehensive income (loss).

The principal components of the Company’s securities available for sale consist of the following at:

(Dollars in thousands, except market price and share data)
Security	Cost Basis	Unrealized Gain/(Loss)	Recorded Fair Value	Quoted Market Price Per NASDAQ	Ownership	Shares
December 31, 2007
Plug Power	$2,021	$2,471	$4,492	$3.95	1.29%	1,137,166

September 30, 2008
Plug Power	$176	$(78)	$98	$0.99	0.11%	99,050

The book basis roll forward of Plug Power securities is as follows:

(Dollars in thousands)	Dec. 31, 2007	Sept. 30, 2008
Securities available for sale, cost basis, beginning of period	$4,602	$2,021
Sale of shares during period	(2,581)	(1,845)
Securities cost basis, end of period	2,021	176
Unrealized gain (loss) on securities available for sale, net of taxes	2,471	(78)
Securities available for sale, fair value, end of period	$4,492	$98

Accumulated unrealized gains related to Plug Power securities available for sale are as follows:

(Dollars in thousands)	Dec. 31, 2007	Sept. 30, 2008
Accumulated unrealized gains (losses)	$2,471	$(78)
Accumulated deferred tax expense on unrealized gains (losses)	(1,971)	(172)
Accumulated net unrealized gains	$500	$(250)

The accumulated deferred tax expense on unrealized gains includes allocated taxes for the disproportionate effect of unrealized gains recorded prior to the Company recording a full valuation allowance against its deferred tax assets in 2006.

6.	Income Taxes

The Company’s effective income tax (expense) rate from operations differed from the federal statutory rate for each of the three and nine months ended September 30 as follows:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008

Federal statutory tax rate	34.00%	34.00%	34.00%	34.00%
State taxes, net of federal tax effect	(2.08)	0.62	3.84	2.82
Change in valuation allowance	(48.66)	(35.07)	(50.76)	(41.33)
Disproportionate tax effect of reclassification adjustment for gains included in net income (loss)	(28.06)	(29.74)	(6.74)	(17.15)
Permanent tax difference on derivative valuation	7.61	(0.87)	10.51	2.70
Other, net	1.15	(4.16)	0.16	(1.45)
Tax rate	(36.04)%	(35.22)%	(8.99)%	(20.41)%

MECHANICAL TECHNOLOGY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Income tax (expense) benefit for the three and nine months ended September 30 consists of the following:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
Operations before minority interest	2007	2008	2007	2008

Federal	$—	$—	$—	$—
State	5	(6)	(22)	(21)
Deferred	(693)	(1,052)	(693)	(1,799)
Total	$(688)	$(1,058)	$(715)	$(1,820)

Income tax benefit (expense) allocated directly to stockholders’ equity for the three and nine months ended September 30 is as follows:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008

Change in unrealized gain (loss) on securities available for sale:
Tax effect of reclassification for gains included in net income (loss)	$693	$1,052	$693	$1,799

The valuation allowance at December 31, 2007 and September 30, 2008 was $22,333 thousand and $27,039 thousand, respectively, and represents a full valuation allowance. The valuation allowance reflects the estimate that it is more likely than not that the net deferred tax assets in excess of deferred tax liabilities may not be realized.

7.	Stockholders’ Equity

Changes in common shares issued and treasury stock outstanding are as follows:

	Year Ended Dec. 31, 2007	Nine Months Ended Sept. 30, 2008
Common Shares
Balance, beginning	5,760,585	5,777,578
Fractional shares redeemed during reverse stock split	—	(203)
Issuance of shares for stock option exercises	10,743	—
Issuance of shares for restricted and unrestricted stock grants	6,875	—
Forfeiture of restricted stock grant	(625)	(625)
Balance, ending	5,777,578	5,776,750

Treasury Stock
Balance, beginning	1,005,092	1,005,092
Balance, ending	1,005,092	1,005,092

Warrants

On December 20, 2006, the Company issued warrants to investors to purchase 378,472 shares of the Company’s common stock at an exercise price of $18.16 per share. These warrants will be fair valued by the Company until expiration or exercise of the warrants. The warrants became exercisable on June 30, 2007 and expire on December 19, 2011.

MECHANICAL TECHNOLOGY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Reservation of Shares

The Company has reserved common shares for future issuance as of September 30, 2008 as follows:

Stock options outstanding	762,379
Stock options available for issuance	93,825
Warrants outstanding	378,472
Number of common shares reserved	1,234,676

8.	Loss per Share

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations for the three and nine months ended September 30:

(Dollars in thousands, except shares)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008

Numerator:
Net loss	$(2,481)	$(4,016)	$(8,124)	$(10,481)

Denominator:
Basic EPS:
Common shares outstanding, beginning of period	4,765,745	4,771,658	4,755,493	4,772,486
Weighted average common shares issued during the period	4,257	—	6,244	—
Weighted average restricted shares forfeited during period	(428)	—	(144)	(220)
Weighted average common shares redeemed during the period in conjunction with the reverse stock split	—	—	—	(102)
Effect of non-vested restricted stock	(822)	—	(721)	220
Denominator for basic earnings per common shares – Weighted average common shares	4,768,752	4,771,658	4,760,872	4,772,384

Diluted EPS:
Common shares outstanding, beginning of period	4,765,745	4,771,658	4,755,493	4,772,486
Weighted average common shares issued during the period	4,257	—	6,244	—
Weighted average restricted shares forfeited during period	(428)	—	(144)	(220)
Weighted average common shares redeemed during the period in conjunction with the reverse stock split	—	—	—	(102)
Effect of non-vested restricted stock due to anti-dilutive effect	(822)	—	(721)	220
Denominator for diluted earnings per common shares – Weighted average common shares	4,768,752	4,771,658	4,760,872	4,772,384

Not included in the computation of earnings per share, assuming dilution for the three and nine months ended September 30, 2007, were options to purchase 800,274 shares of the Company’s common stock, warrants to purchase 378,472 shares of the Company’s common stock, 625 unvested restricted shares of the Company’s common stock and options to purchase 25,668 shares of MTI Micro’s common stock. These potentially dilutive items were excluded because the Company incurred a loss for this period and their inclusion would be anti-dilutive.

Not included in the computation of earnings per share, assuming dilution for the three and nine months ended September 30, 2008, were options to purchase 762,379 shares of the Company’s common stock, warrants to purchase 378,472 shares of the Company’s common stock, 625 unvested restricted shares of the Company’s common stock forfeited during the period, and options to purchase 20,876 shares of MTI Micro’s common stock. These potentially dilutive items were excluded because the Company incurred a loss for this period and their inclusion would be anti-dilutive.

MECHANICAL TECHNOLOGY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

9.	Stock-Based Compensation

During the nine month period ended September 30, 2008, the Company granted 143,039 stock options with a weighted average fair value per share of $2.16. The total number of outstanding non-vested restricted stock awards was 625 and 0 at December 31, 2007 and September 30, 2008, respectively.

Total stock-based compensation expense related to all of the Company’s stock-based awards, recognized for the three and nine months ended September 30, 2007 and 2008, was comprised as follows:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008

Unfunded research and product development	$85	$33	$166	$123
Selling, general and administrative	222	109	1,098	536
Stock-based compensation expense before taxes	307	142	1,264	659
Related income tax benefits A	—	—	—	—
Stock-based compensation expense, net of taxes	$307	$142	$1,264	$659

A Income tax effect is zero due to the Company maintaining a full valuation allowance.

Unrecognized compensation costs related to non-vested awards as of September 30, 2008 total $923 thousand for stock options and are expected to be recognized over a weighted average vesting period of approximately 1.08 years.

The fair value of stock option awards is estimated on the date of grant using a Black-Scholes Pricing Model with the following weighted average assumptions for the three and nine months ended September 30:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008

Expected life of options (years)	4.65	None	3.46	4.4
Risk free interest rate range	4.26 – 4.26%	None	4.26 – 5.04%	2.58 – 3.36%
Expected volatility of stock	72.78%	None	72.57%	75.62%
Expected dividend yield	None	None	None	None

The fair value of restricted stock awards is determined using the intrinsic value of the award on the date of grant.

10.	Cash Flows – Supplemental Information
(Dollars in thousands)	Nine Months Ended September 30,
	2007	2008

Non-cash operating, investing and financing activities:
Change in investment and paid-in-capital resulting from other investors’ activity in MTI Micro stock	$(433)	$(122)

11.	Segment Information

The Company operates in two business segments,New Energyand Test and Measurement Instrumentation. The New Energy segment is focused on commercializing direct methanol fuel cells. The Test and Measurement Instrumentation segment designs, manufactures, markets and services computer-based balancing systems for aircraft engines, high performance test and measurement instruments and systems, and wafer characterization tools for the semiconductor and solar industry. The Company’s principal operations are located in North America.

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

MECHANICAL TECHNOLOGY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

(Dollars in thousands)	New Energy	Test and Measurement Instrumentation	Other	Reconciling Items	Condensed Consolidated Totals
Three months ended September 30, 2007
Product revenue	$—	$2,196	$—	$—	$2,196
Funded research and development revenue	357	—	—	—	357
Research and product development expenses	2,272	405	—	—	2,677
Selling, general and administrative expenses	268	615	833	—	1,716
Gain on sale of securities available for sale	417	—	—	—	417
Segment loss from operations before income taxes and minority interests	(2,208)	201	98	—	(1,909)
Segment (loss) profit	(2,208)	201	(590)	116	(2,481)
Total assets	9,783	3,426	6,563	—	19,772
Securities available for sale	6,789	—	—	—	6,789
Capital expenditures	22	19	—	—	41
Depreciation and amortization	178	30	72	—	280

Three months ended September 30, 2008
Product revenue	$—	$1,400	$—	$—	$1,400
Funded research and development revenue	399	—	—	—	399
Research and product development expenses	1,571	375	—	—	1,946
Selling, general and administrative expenses	504	516	1,326	—	2,346
Gain on sale of securities available for sale	360	—	45	—	405
Segment loss from operations before income taxes and minority interests	(1,726)	(453)	(825)	—	(3,004)
Segment (loss) profit	(1,726)	(453)	(1,883)	46	(4,016)
Total assets	3,550	2,440	1,895	—	7,885
Securities available for sale	—	—	98	—	98
Capital expenditures	5	—	—	—	5
Depreciation and amortization	151	32	17	—	200

Nine months ended September 30, 2007
Product revenue	$—	$6,172	$—	$—	$6,172
Funded research and development revenue	1,325	—	—	—	1,325
Research and product development expenses	7,920	1,251	—	—	9,171
Selling, general and administrative expenses	1,486	1,936	3,190	—	6,612
Gain on sale of securities available for sale	417	—	—	—	417
Segment loss from operations before income taxes and minority interests	(9,696)	201	1,544	—	(7,951)
Segment (loss) profit	(9,696)	201	829	542	(8,124)
Total assets	9,783	3,426	6,563	—	19,772
Securities available for sale	6,789	—	—	—	6,789
Capital expenditures	170	90	21	—	281
Depreciation and amortization	541	87	232	—	860

MECHANICAL TECHNOLOGY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(Dollars in thousands)	New Energy	Test and Measurement Instrumentation	Other	Reconciling Items	Condensed Consolidated Totals
Nine months ended September 30, 2008
Product revenue	$—	$5,100	$—	$—	$5,100
Funded research and development revenue	881	—	—	—	881
Research and product development expenses	5,753	1,337	—	—	7,090
Selling, general and administrative expenses	1,876	1,955	3,187	—	7,018
Gain on sale of securities available for sale	1,042	—	45	—	1,087
Segment loss from operations before income taxes and minority interests	(7,652)	(1,085)	(179)	—	(8,916)
Segment (loss) profit	(7,652)	(1,085)	(1,999)	255	(10,481)
Total assets	3,550	2,440	1,895	—	7,885
Securities available for sale	—	—	98	—	98
Capital expenditures	113	60	17	—	190
Depreciation and amortization	478	99	54	—	631

The following table presents the details of “Other” segment (loss) profit:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2008	2007	2008
Corporate and other (expenses) income:
Depreciation and amortization	$(72)	$(17)	$(232)	$(54)
Interest income	60	2	288	60
Gain (loss) on derivatives	363	(65)	2,089	601
Income tax (expense) benefit	(688)	(1,058)	(715)	(1,820)
Other expense, net	(253)	(745)	(601)	(786)
Total income (expense)	$(590)	$(1,883)	$829	$(1,999)

12.	Restructuring

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

In May 2008, the FASB issued FSP Accounting Principles Board Opinion (“APB”) No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 will be effective for the Company on January 1, 2009 and will require retroactive disclosure. The Company is currently evaluating the impact of adopting FSP APB 14-1 on its consolidated financial position, cash flows, and results of operations.

MECHANICAL TECHNOLOGY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. This statement will be effective for the Company for its fiscal year beginning January 1, 2009. Based upon the September 30, 2008 balance sheet, the impact of adopting SFAS No. 160 would be to reclassify $11 thousand from minority interests in consolidated subsidiaries to the Company’s stockholders’ equity section as a separate component of stockholders’ equity.

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

MECHANICAL TECHNOLOGY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

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

Plaintiffs claim that the Defendants failed to disclose material inside information to the Plaintiffs in connection with the sale and that the $2.25 per share ($6.00 per share post split and reverse split) purchase price was unfair. Plaintiffs are seeking damages of $5 million plus punitive damages and costs. In April 1999, Defendants filed a motion to dismiss the amended complaint, which was denied by the Bankruptcy Court. On appeal in October 2000, Plaintiffs’ claims were dismissed by the District Court. In November 2000, Plaintiffs filed an appeal of that dismissal with the United States Court of Appeals for the Second Circuit. In June 2002, the Second Circuit Court of Appeals reversed the District Court decision in part and remanded the case for further consideration of the Plaintiffs’ claims as motions to modify the Bankruptcy Court sale order. The Plaintiffs’ claims have now been referred back to Bankruptcy Court for such consideration. Discovery has been completed and evidentiary hearings before the Bankruptcy Court are underway.

The Company believes the claims have no merit and intends to defend them vigorously. The Company cannot predict theoutcome of the claims nor reasonably estimate a range of possible loss given the current status of the litigation. Accordingly, no amounts have been reserved for this matter.

Leases

The Company’s future minimum rental payments required under non-cancelable operating leases are (dollars in thousands): $178 remaining in 2008, $652 in 2009, $1 in 2010 and $0 in years 2011 through 2013.

Warranties

Below is a reconciliation of changes in product warranty liabilities:

(Dollars in thousands)	Nine Months Ended September 30,
	2007	2008
Balance, January 1	$19	$72
Accruals for warranties issued	62	38
Settlements made (in cash or in kind)	(58)	(19)
Balance, end of period	$23	$91

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

Employment Agreements

The Company has employment agreements with certain employees that provide severance payments, certain other payments, accelerated vesting and exercise extension periods of certain options upon termination of employment under certain circumstances, as defined in the applicable agreements. As of September 30, 2008, the Company’s potential minimum cash obligation to these employees was approximately $567 thousand.

15.	Issuance of Stock by Subsidiary

MTI Micro was formed on March 26, 2001 and as of September 30, 2008, the Company owned approximately 97% of MTI Micro’s outstanding common stock.

On September 1, 2008, MTI Micro issued 22,738 shares of its common stock at a price of $0.36 per share to the Company as compensation for the minority shareholder benefit in connection with the Company issuing its options to MTI Micro

MECHANICAL TECHNOLOGY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

employees; on June 30, 2008, MTI Micro issued 10,416,667 shares of its common stock to the Company at a price of $0.24 per share in connection with conversion of its $2,500 thousand loan receivable to equity; on June 4, 2008, MTI Micro issued 5,464,612 shares of its common stock to the Company at a price of $0.33 per share in connection with the transfer of $1,810 thousand worth of Plug Power common stock to MTI Micro; on June 1, 2008, MTI Micro issued 78 shares of its common stock at a price of $0.44 per share to the Company as compensation for the minority shareholder benefit in connection with the Company issuing its options to MTI Micro employees; on April 1, 2008, MTI Micro issued 1,854,569 shares of its common stock to the Company at a price of $0.42 per share in connection with the transfer of $1,855 thousand worth of Plug Power common stock to MTI Micro; on March 1, 2008, MTI Micro issued 8,653 shares of its common stock at a price of $0.68 per share to the Company as compensation for the minority shareholder benefit in connection with the Company issuing its options to MTI Micro employees.

The decrease in the Company’s paid-in-capital of ($433) thousand and ($122) thousand in 2007 and 2008, respectively, represents the changes in the Company’s equity investment in MTI Micro, which resulted from the anti-dilutive impact of the Company’s investments into, and any third-party stock transactions in, MTI Micro stock.

16.	Derivatives

The Company held or has outstanding the following derivative financial instruments:

	Dec. 31, 2007	Sept. 30, 2008	Expiration
Derivatives issued:
Warrants, exercisable beginning June 20, 2007, to purchase the Company’s common stock issued to three investors at a purchase price of $18.16 per share	378,472	378,472	12/19/2011

The estimated fair value of this warrant at the date issued was $18.16 per share, using a Black-Scholes Option Pricing model and assumptions similar to those used for valuing the Company’s employee stock-based compensation. The fair value of the derivative is recorded in the “Derivative liability” line on its financial statements, and is valued quarterly using the Black-Scholes Option Pricing Model. The assumptions used for the valuations were as follows:

	Dec. 31, 2007	Sept. 30, 2008
Expected life of option (number of days)	1,450	1,176
Risk-free interest rate	3.45%	2.98%
Expected volatility of stock	73.46%	88.07%
Expected dividend yield	None	None

The Company recognizes changes in fair value in its Consolidated Statements of Operations in the line titled “Gain on derivatives.”

17.	Secured Convertible Notes and Related Instruments – related party

On September 18, 2008, MTI Micro executed a Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement”), Secured Convertible Promissory Note Agreements (the “Bridge Notes”), Security Agreement (the “Security Agreement’) and Warrant Agreements (the “Warrants”) with the Company and other accredited investors, including Dr. Walter L. Robb, a member of the Company’s Board of Directors (the “Other Investors”, and together with the Company, the “Investors”). The Bridge Notes allow MTI Micro to borrow up to an aggregate of $2.2 million, including conversion of the outstanding debt totaling $700 thousand owed to the Company. Under this agreement, MTI Micro closed on $1.5 million of funding from Other Investors on September 18, 2008.

The Bridge Notes have an interest rate of 10%, compounded annually, and mature on March 31, 2009 (the “Maturity Date”). If MTI Micro’s next equity financing (the “Next Equity Financing”) raises at least $3.5 million (including conversion of the Bridge Notes) and occurs before the Maturity Date, the outstanding principal and, at MTI Micro’s option, accrued interest shall be automatically converted into equity securities (which are expected to be Series A Preferred Stock) issued in the Next Equity Financing at the price per share paid by investors in such Next Equity Financing. MTI Micro intends to use the proceeds for general corporate purposes, including development and commercialization activities in support of its portable power source products. This financing was a private placement with an accredited investor and was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

MECHANICAL TECHNOLOGY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

If the Next Equity Financing does not occur on or before the Maturity Date, all principal and accrued interest outstanding under the Bridge Notes shall be converted to equity securities of MTI Micro, based upon a valuation of MTI Micro to be agreed to by MTI Micro and the holders of a majority in interest of the Bridge Notes within thirty (30) days following the Maturity Date, which valuation and terms shall be negotiated in good faith by the parties (a “Negotiated Conversion”). If MTI Micro and holders of a majority in interest of the Bridge Notes cannot agree upon the valuation and terms of a Negotiated Conversion, and do not consummate such Negotiated Conversion within thirty (30) days following the Maturity Date, then all principal and accrued interest outstanding under the Bridge Notes shall be due and payable upon demand by the holders at any time thereafter.

In the event of a change of control of MTI Micro prior to the consummation of the Next Equity Financing, a negotiated conversion, or the repayment in full of all principal and accrued interest under the Bridge Notes, then all unpaid principal and accrued interest shall become immediately due and payable in an amount equal to 125% of the principal amount of the Bridge Notes and 100% of the accrued interest then outstanding within thirty (30) days following the consummation of a change in control.

The Bridge Notes contain customary negative covenants for loans of this type, including limitations on MTI Micro’s ability to incur indebtedness, issue securities, and dispose of assets. As of September 30, 2008, MTI Micro was not in default. The Bridge Notes are secured by all of MTI Micro’s assets (including intellectual property), have a first priority security interest in all of MTI Micro’s assets (including intellectual property), and are senior to all other debts and obligations of MTI Micro in accordance with the provisions of a Security Agreement among MTI Micro and the Investors.

Warrants

The Investors will also receive Warrants to purchase securities issued in the Next Equity Financing or issued in a Negotiated Conversion, as applicable, having an aggregate exercise price equal to 10% of the principal amount of the outstanding Bridge Notes. The per share exercise price of the Warrants shall be the per share price at which securities are sold or issued in the Next Equity Financing or Negotiated Conversion, as applicable. The Warrants will be net-exercisable and will expire on the earlier of: (i) the fifth anniversary of the Warrant issue date; (ii) immediately prior to a change in control; (iii) thirty days following the Maturity Date if no Negotiated Conversion is consummated; or (iv) immediately prior to an initial public offering of MTI Micro.

Because the Next Equity Financing or a Negotiated Conversion has not yet taken place, the warrant’s exercise price and number of shares are not yet determinable. As such, the warrants have not been measured.  When the Next Equity Financing or a Negotiated Conversion does occur, the warrants will be measured and recognized at that time.

As of September 30, 2008, the Company owned approximately 97% of MTI Micro and MTI Micro’s financial results presently consolidated into the Company’s financial information. Conversion of the Bridge Notes and exercise of the Warrants into equity of MTI Micro by the Other Investors besides the Company could result in substantial dilution of the Company’s ownership interest in MTI Micro, and could result in the Company deconsolidating future financial results of MTI Micro.

18.	Subsequent Events

From October 1 through November 7, 2008, the Company sold securities available for sale as follows:

(Dollars in thousands)
	Number of	Proceeds
Security	Shares Sold	from Sales

Plug Power	43,491	$44

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

Overview

We are developing and commercializing off-the-grid rechargeable power sources for portable electronics. We have developed a patented, proprietary direct methanol fuel cell technology platform called Mobion, which generates electrical power using up to 100% methanol as fuel. Our proprietary fuel cell power solution consists of two primary components integrated in an easily manufactured device: the direct methanol fuel cell power engine, which we refer to as our Mobion Chip, and methanol replacement cartridges. Our Mobion Chip weighs less than one ounce and is small enough to fit in the palm of one’s hand. The methanol used by the technology is fully biodegradable. We believe we are the only micro fuel cell developer to have demonstrated power density of over 62 mW/cm2 while producing more than 1,800 Wh/kg of energy from the direct methanol fuel feed. For these reasons, we believe our technology offers a compelling alternative to current lithium-ion and similar rechargeable battery systems currently used by original equipment manufacturers and branded partners, or OEMs, in many handheld electronic devices, such as mobile phones (including smart phones) and mobile phone accessories, digital cameras, portable media players, personal digital assistants, or PDAs, and global positioning systems, or GPS devices. We believe our platform will facilitate the development of numerous product advantages, including small size, environmental friendliness, and simplicity of design, all critical for commercialization in the consumer market, and can be implemented as three different product options: a compact external charging device, a snap-on or attached power accessory, or a lithium-ion battery replacement embedded fuel cell power solution. With adequate funding, we intend to commercialize the Mobion platform in 2009.

Our Mobion technology eliminates the need for active water recirculation pumps or the inclusion of water as a fuel dilutant. The water required for the electrochemical process is transferred internally within the Mobion Chip from the site of water generation on the air-side of the cell. This internal flow of water takes place without the need for any pumps, complicated re-circulation loops or other micro-plumbing tools. Our Mobion technology is protected by a patent portfolio that includes over 101 U.S. patent applications covering five key technologies and manufacturing areas.

We also design, manufacture, and sell high-performance test and measurement instruments and systems serving several global markets. These products consist of: electronic, computerized gauging instruments for position, displacement and vibration applications for the design, manufacturing and test markets; wafer characterization tools for the semiconductor and solar markets; and engine balancing and vibration analysis systems for military and commercial aircraft.

Our cash requirements depend on numerous factors, including completion of our portable power source products development activities, our ability to commercialize our portable power source products, market acceptance of our portable power source products, and other factors. We expect to pursue the expansion of our operations through internal growth and strategic partnerships.

Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Nine Months Ended September 30,
	2007	2008
Cash and cash equivalents	$11,493	$3,350
Securities available for sale	—	98
Working capital	11,375	1,708
Net loss	(8,124)	(10,481)
Net cash used in operating activities	(10,760)	(8,542)
Purchase of property, plant and equipment	(281)	(190)

MECHANICAL TECHNOLOGY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

From inception through September 30, 2008, we have incurred an accumulated deficit of $115.5 million and we expect to incur losses for the foreseeable future as we continue micro fuel cell product development and commercialization programs. We expect that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, sales of securities available for sale as well as the operating results of our businesses.

Restructuring

In August 2008, the Board of Directors approved a restructuring plan (the “Restructuring”), which was designed to help the Company reduce expenses and preserve cash. As part of the Restructuring, a total of 29 positions across the Company and its subsidiaries were eliminated. The Company accrued and at present expects to incur total severance and other benefit charges of approximately $342,000 in connection with this plan. Through September 30, 2008, the Company has incurred cash expenditures to implement this plan of $107,000, and we expect to incur a majority of our remaining cash expenditures under this plan by March 31, 2009.

MTI Micro Bridge Notes

In September 2008, MTI Micro closed on $1.5 million of funding in the form of convertible secured notes (the “Bridge Notes”) from an investor group that included Dr. Walter L. Robb, a member of our Board of Directors. We agreed to convert $700,000 of our prior advances to MTI Micro into these Bridge Notes. The Bridge Notes carry an annual interest rate of 10%, compounded annually, and mature on March 31, 2009. If a qualified financing event (expected to be Series A Preferred Stock) occurs prior to the maturity of the Bridge Notes, all note holders will exchange their principal and interest amounts for MTI Micro securities issued during the qualified financing event (at then-issued prices). If no such qualifying financing event occurs prior to March 31, 2009, the Bridge Notes will either be repaid or converted into securities of MTI Micro at a mutually agreeable price among all note holders. These Bridge Notes are secured by all of the assets of MTI Micro, including intellectual property. Lastly, five-year warrants to purchase additional securities were issued to all investors, having an aggregate exercise price equal to 10% of the outstanding principal amounts under the Bridge Notes. These warrants will be priced in a manner similar to the conversion of the Bridge Notes.

Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2008 Compared to the Three and Nine Months Ended September 30, 2007.

Product Revenue. Product revenue in our test and measurement instrumentation business for the three months ended September 30, 2008 decreased in comparison to the same period in 2007 by $796,000, or 36.2%, to $1.4 million. The revenue decrease was primarily the result of a $634,000 decrease in general dimensional gauging sales, on significantly lower sales to a Japanese OEM. Aviation sales also decreased $358,000 due to lower sales to the U.S. Air Force. These declines were partially offset by an increase in semiconductor sales of $196,000, driven by the sale of a fully automated tool during the quarter.

Product revenue in our test and measurement instrumentation business for the nine months ended September 30, 2008 decreased in comparison to the same period in 2007 by $1.1 million, or 17.4%, to $5.1 million. The revenue decrease was chiefly attributable to a $1.2 million decrease in general dimensional gauging sales, driven by significantly lower sales to a Japanese OEM. This decline was partially offset by an increase of $509,000 in semiconductor products due to sales expansion in international markets and the sale of a fully automated tool in the third quarter. Aviation sales declined by $396,000 between periods due to declining activity with the U.S. Air Force.

As a result of general global economic conditions, including weaker than expected demand in Japan for photolithography equipment, slower than expected dimensional gauging sales, reduced sales demand within the commercial aviation industry, and the deferral of certain orders under our existing U.S. Air Force contract, our test and measurement instrumentation business is no longer expected to generate double-digit sales growth in 2008. Based upon current global market conditions, we estimate that the test and measurement instrumentation business will experience a sales decrease of between 25% to 30% for 2008 compared to 2007.

MECHANICAL TECHNOLOGY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands)		Revenues for the Nine Months Ended Sept. 30,		Revenue Contract to Date	Total Contract Orders Received to Date
Contract (1)	Expiration	2007	2008	Sept. 30, 2008	Sept. 30, 2008

$2.3 million Air Force New PBS-4100 Systems	07/28/2010 (2)	$570	$—	$1,596	$1,596
$8.8 million Air Force Retrofit and Maintenance of PBS-4100 Systems	06/19/2008 (3)	$682	$594	$7,959	$7,959

__________________________________________________________________________________________

(1)	Contract values represent maximum potential values and may not be representative of actual results.
(2)	Date represents expiration of contract, including all three potential option extensions.
(3)	Expiration date was extended during May 2008 from May 19, 2008 to June 19, 2008.

Funded Research and Development Revenue. Funded research and development revenue in our new energy business for the three months ended September 30, 2008 increased in comparison to the same period in 2007 by $42,000, or 11.8%, to $399,000. The increase in revenue was primarily the result of revenue recognized from our contract with the U.S. Department of Energy, or the DOE, increased by $101,000. This increase was partially offset by a $59,000 decline in revenue recognized under the alliance agreement with Samsung Electronics, Ltd., or Samsung.

Funded research and development revenue in our new energy business for the nine months ended September 30, 2008 decreased in comparison to the same period in 2007 by $444,000, or 33.5%, to $881,000. The decrease in revenue was primarily the result of the completion of our contract with SAFT America, Inc., or SAFT, during the first quarter of 2007, which accounted for $418,000 of revenue in 2007. Revenue during 2008 for the DOE contract, which had its funding reinstated during May 2007, increased by $437,000, while revenue recognized under the alliance agreement with Samsung, decreased by $448,000 during 2008 compared to 2007 due to the contract’s completion in 2007, while revenue for the NCMS, decreased by $15,000 during 2008 compared to 2007 due to the contract’s completion in 2007.

Information regarding our contracts included in funded research and development revenue is as follows:

(Dollars in thousands)
Contract	Expiration (1)	Revenue Nine Months Ended Sept. 30, 2007	% of 2007 Total	Revenue Nine Months Ended Sept. 30, 2008	% of 2008 Total	Revenue Contract to Date Sept. 30, 2008

$3.0 million DOE (2)	03/31/09	$444	33.5%	$881	100.0%	$2,728
$1.0 million Samsung (3)	07/31/07	448	33.8	—	—	875
$418,000 SAFT (4)	12/31/06	418	31.6	—	—	418
$15,000 NCMS(5)	06/30/07	15	1.1	—	—	15
Total funded research and development revenue		$1,325	100.0%	$881	100.0%	$4,036

__________________________________________________________________________________________

(1)	Dates represent expiration of contract, not date of final billing.
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

MECHANICAL TECHNOLOGY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Cost of Product Revenue. Cost of product revenue in our test and measurement instrumentation business for the three months ended September 30, 2008 decreased in comparison to the same period in 2007 by $13,000, or 1.5%, to $835,000. As a percentage of product revenue, the quarterly cost of product revenue increased by 21%, compared to the same period in the prior year, due to increased reserves for potentially obsolete inventory as a significant decline in sales, combined with increased stock on hand, decreased item turnover estimates.

Gross profit as a percentage of product revenue decreased by 21.0% for the three months ended September 30, 2008 to 40.4% from 61.6% in the same period in the prior year.

Cost of product revenue in our test and measurement instrumentation business for the nine months ended September 30, 2008 increased in comparison to the same period in 2007 by $99,000, or 4.1%, to $2.5 million. As a percentage of product revenue, the year to date cost of product revenue has increased by 10%, compared to the same period in the prior year, due to a less favorable product sales mix, an increase in manufacturing overhead, and higher inventory reserves for potentially obsolete inventory.

Gross profit as a percentage of product revenue decreased by 10.1% for the nine months ended September 30, 2008 to 51.0% from 61.1% in the same period in the prior year.

Funded Research and Product Development Expenses. Funded research and product development expenses in our new energy business increased by $128,000, or 18.5%, to $819,000 for the three months ended September 30, 2008 in comparison to the same period in 2007. This change was primarily the result of costs for the DOE contract increasing by $188,000, while costs for the Samsung contract decreased by $60,000, as that contract was completed during July 2007.

Funded research and product development expenses in our new energy business increased by $390,000, or 27.5%, to $1.8 million for the nine months ended September 30, 2008 in comparison to the same period in 2007. This change was primarily the result of costs for the DOE contract increasing by $877,000, reflecting the impact of its reinstatement during May 2007, while costs for the Samsung contract decreased by $449,000, as that contract was completed during July 2007. The research expenses for SAFT and NCMS, the only other active research contracts during 2007, decreased by a combined $39,000.

Unfunded Research and Product Development Expenses. Unfunded research and product development expenses decreased by $859,000, or 43.3%, to $1.1 million for the three months ended September 30, 2008 from $2.0 million for the three months ended September 30, 2007. This decrease reflects an $829,000 decrease in development costs in our new energy business primarily related to the DOE contract that resumed during May 2007, which increased funded research and product development expenses. This decrease also reflects a $30,000 decrease in product development expenses for our test and measurement instrumentation business.

Unfunded research and product development expenses decreased by $2.5 million, or 31.9%, to $5.3 million for the nine months ended September 30, 2008 from $7.8 million for the nine months ended September 30, 2007. This decrease reflects a $2.6 million decrease in development costs in our new energy business related to (a) cost savings from the decision to suspend work on our high power program during March 2007, and (b) the DOE contract that resumed during May 2007, which increased funded research and product development expense, which were partially offset by (c) the effects of the completion of work under the Samsung alliance agreement, which increased unfunded research and product development. This decrease was also partially offset by an $86,000 increase in product development expenses for our test and measurement instrumentation business reflecting increased staffing and external product development costs focused on the development of our photovoltaic thickness module and redesigns of certain aviation products.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $631,000, or 36.8%, to $2.3 million for the three months ended September 30, 2008 from $1.7 million for the three months ended September 30, 2007. This increase was primarily the result of (a) a $478,000 increase in legal, audit, printing, and other miscellaneous fees primarily attributable to the withdrawal of the Company’s registration statement, as these fees were expected to be netted against the proceeds, (b) a $423,000 increase related to decreases in liquidations to unfunded research and development costs, which was primarily due to the elimination of our high power program, partially offset by increased liquidations in connection with the DOE program, (c) $284,000 in severance costs, which was attributable to executive and staff reductions in August 2008, (d) a $163,000 decrease in non-cash equity compensation primarily related to lower grant activity, (e) a $77,000 decrease in bonus and sales incentive compensation, (f) an $82,000 decrease in depreciation costs, (g) a $154,000 savings in wages and benefits for positions eliminated through attrition, (h) a $30,000 decrease in travel and entertainment costs, and (i) a $48,000 decrease in other expenses, net.

Selling, general and administrative expenses increased by $405,000, or 6.1%, to $7.0 million for the nine months ended September 30, 2008 from $6.6 million for the nine months ended September 30, 2007. This increase was primarily the result of (a) a $1.5 million increase related to decreases in liquidations to unfunded research and development costs, which was primarily due to the elimination of our high power program, partially offset by increased liquidations in connection with the

MECHANICAL TECHNOLOGY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

DOE program, (b) a $579,000 decrease in non-cash equity compensation primarily related to lower grants, lower fair values for new grants issued and the forfeiture of several executive performance grants in 2008, (c) a $423,000 increase in legal, audit, printing, and other miscellaneous fees primarily attributable to the withdrawal of the Company’s registration statement, as these fees were expected to be netted against the proceeds, (d) a $678,000 decrease in administrative salaries and benefits as a result of our headcount reduction efforts in March 2007 and August 2008, (e) a $238,000 decrease in depreciation costs, (f) a $128,000 increase in professional and other outsourcing fees, (g) a $58,000 decrease in employee recruiting and relocation costs, (h) a $70,000 decrease in business travel and entertainment, on fewer overseas business development trips, and (i) a $40,000 decrease in other expenses, net.

Operating Loss. Operating loss increased by $641,000, or 23.8%, to $3.3 million for the three months ended September 30, 2008 compared with the three months ended September 30, 2007 as a result of the factors noted above.

Operating loss decreased by $60,000, or 0.6%, to $10.6 million for the nine months ended September 30, 2008 compared with the nine months ended September 30, 2007 as a result of the factors noted above.

Gain/Loss on Derivatives. Our gain/loss on derivative treatment of the freestanding warrants issued in conjunction with our December 2006 capital raise decreased by $427,000, or 117.6%, to a loss of $65,000 for the three months ended September 30, 2008 compared with a $363,000 gain for the three months ended September 30, 2007. The decrease in derivative income was attributable to valuation changes of the underlying warrants using the Black-Scholes Pricing model.

Our gain on derivative treatment of the freestanding warrants issued in conjunction with our December 2006 capital raise decreased by $1.5 million, or 71.2%, to $601,000 for the nine months ended September 30, 2008 compared with $2.1 million for the nine months ended September 30, 2007. The decrease in derivative income was attributable to valuation changes of the underlying warrants using the Black-Scholes Pricing model.

Income Tax (Expense) Benefit. Our income tax rate for the three months ended September 30, 2008 was (35.22)% and our income tax rate for the three months ended September 30, 2007 was (36.04)%. These tax rates were primarily the result of losses generated by operations, changes in the valuation allowance, state true-ups, permanent deductible differences for derivative valuations, and disproportionate effects of reclassification of gains on Plug Power, Inc., or Plug Power, security sales included in operating loss.

Our income tax rate for the nine months ended September 30, 2008 was (20.41)% and our income tax rate for the nine months ended September 30, 2007 was (8.99)%. These tax rates were primarily the result of losses generated by operations, changes in the valuation allowance, state true-ups, permanent deductible differences for derivative valuations and disproportionate effects of reclassification of gains on Plug Power security sales included in operating loss.

The valuation allowance against our deferred tax assets at September 30, 2008 was $27.0 million and at December 31, 2007 was $22.3 million. We determined that it was more likely than not that ultimate recognition of certain deferred tax assets would not be realized.

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

As of September 30, 2008, we had an accumulated deficit of $115.5 million. During the nine months ended September 30, 2008, our results of operations resulted in a net loss of $10.5 million and cash used in operating activities totaling $8.5 million. This cash use in 2008 was funded primarily by cash and cash equivalents on hand as of December 31, 2007 of $7.7 million.

At present, the Company does not currently expect to advance future resources to fund MTI Micro’s development and commercialization of its portable power source products. MTI Micro expects to continue funding its operations from current cash and cash equivalents, proceeds from any other debt or equity financings or the exercise of outstanding convertible securities, and government funding. During September 2008, MTI Micro received $1.5 million in funding from certain external investors in the form of convertible secured notes. Subject to the availability of financing, we expect to spend approximately $6.8 million on research and development of Mobion technology during 2008, of which $5.8 million has been spent for the first nine months of 2008.

Based on MTI Micro’s project cash requirements for 2008 and their current cash and cash equivalents of $2.0 million at September 30, 2008, we believe MTI Micro will have adequate resources to fund operations through the end of January 2009

MECHANICAL TECHNOLOGY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

based on current cash and cash equivalents, current cash flow requirements, and revenue and expense projections.

The Company, along with MTI Instruments, is expected to incur losses during this global economic slowdown. The Company expects to fund these operations using our current cash and cash equivalents, sales of securities available for sale, and proceeds from any debt or equity financings or the exercise of outstanding securities, including warrants issued in connection with the December 2006 capital raise. We expect to spend approximately $1.7 million in research and development on MTI Instruments’ products during 2008, of which $1.3 million has been spent for the first nine months of 2008.

Based upon projected cash requirements and current cash and cash equivalents for MTI Instruments, along with cash necessary to run the public parent company, we believe that we will have adequate resources to fund MTI Instruments and the public parent company at least through December 2009, based on current cash and cash equivalents, current cash flow requirements, revenue and expense projections, and the potential sale of securities available for sale at current market values.

We have no other commitments for funding future needs of the organization at this time and financing during 2008 may not be available to us on acceptable terms, if at all. Proceeds from our sale of securities available for sale are subject to fluctuations in the market value of Plug Power. We may also seek to supplement our resources through additional debt or equity financings, sales of assets (including MTI Instruments), and additional government funding.

As of September 30, 2008, we owned 99,050 shares of Plug Power common stock, which we intend to liquidate over the remainder of 2008. Potential future sales of Plug Power securities will generate taxable income or loss, which is different from book income or loss, as a result of the tax bases in these assets being significantly different from their book bases. Book and tax bases as of September 30, 2008 are as follows:

Security	Shares Held	Average Book Cost Basis	Average Tax Cost Basis
Plug Power	99,050	$1.78	$0.96

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

Working capital was $1.7 million at September 30, 2008, a $9.6 million decrease from $11.3 million at December 31, 2007. This decrease was primarily the result of the use of cash in operations, sales of available for sale securities, and a decline in the value of our Plug Power common stock.

At September 30, 2008, our order backlog was $1.7 million compared to $445,000 at December 31, 2007.

Our inventory turnover ratios and accounts receivable days sales outstanding for the trailing twelve month periods and their changes at September 30, 2007 and 2008 are as follows:

	2007	2008	Change
Inventory turnover	2.5	1.8	(0.7)
Average accounts receivable days sales outstanding	58	50	(8)

The decline in inventory turnover stemmed from an increase in inventory balances of $219,000 at September 30, 2008, as compared to September 30, 2007, to support a higher level of subassemblies necessary to produce greater semiconductor product sales, especially our semi-automated systems, and strategic stock increases to support a more competitive product delivery schedule and purchased inventory for a large OEM order, which was initially scheduled for six month delivery and has now been stretched over eighteen months (through June 2009).

The decrease in average accounts receivable days sales outstanding in 2008 compared with 2007 was primarily attributable to our decision to grant our largest commercial customer 90-day payment terms during 2007. This customer accounted for 28% of our total product revenue in 2007, but only 15% of total sales so far in 2008. These extended payment terms were eliminated in conjunction with the expiration of our formal distribution agreement in September 2008 and the customer is now back to net 30 payment terms.

Cash used by operating activities was $8.5 million for the nine months ended September 30, 2008 compared with $10.8 million in

2007. This cash use decrease of $2.2 million reflects a net increase in cash expenditures to fund operations of $1.0 million, together with net balance sheet changes which decreased cash expenditures by $3.2 million, reflecting the timing of cash payments and receipts, particularly recognition of deferred revenue and the accrual of certain accrued liabilities.

Capital expenditures were $190,000 during the nine months ended September 30, 2008, a decrease of $91,000 from the prior year. This decrease was attributable to lower laboratory equipment expenditures to support our micro fuel cell business. Capital expenditures in 2008 included manufacturing, laboratory and demonstration equipment. We had no outstanding commitments for capital expenditures as of September 30, 2008.

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

In May 2008, the FASB issued FSP Accounting Principles Board Opinion (“APB”) No. 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which requires the issuer of certain convertible debt instruments that may be settled in cash (or other assets) on conversion to separately account for the liability (debt) and equity (conversion option) components of the instrument in a manner that reflects the issuer’s nonconvertible debt borrowing rate. FSP APB 14-1 will be effective for us on January 1, 2009 and will require retroactive disclosure. We are currently evaluating the impact of adopting FSP APB 14-1 on our consolidated financial position, cash flows, and results of operations.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51, or SFAS No. 160. SFAS No. 160 requires that accounting and reporting for minority interests will be recharacterized as noncontrolling interests and classified as a component of equity. SFAS No. 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS No. 160 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary. This statement is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008. This statement will be effective for us for our fiscal year beginning January 1, 2009. Based upon the September 30, 2008 balance sheet, the adoption of SFAS No. 160 would require us to reclassify $11,000 from minority interests in consolidated subsidiaries to the our stockholders’ equity section as a separate component of stockholders’ equity.

Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements contained in this Form 10-Q that are not statements of historical fact may be forward-looking statements. When we use the words “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” “should,” “could,” “may,” “will” and similar words or phrases, we are identifying forward-looking statements. Forward-looking statements involve risks, uncertainties, estimates and assumptions which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. Important factors that could cause these differences include the following:

•	our history of recurring net losses and the risk of continued net losses;
•	risks relating to the market price of Plug Power common stock;
•	the substantial concern about our ability to continue as a going concern;
•	sales revenue growth of our test and measurement instrumentation business may not be achieved;
•	the dependence of our test and measurement instrumentation business on a small number of customers and potential loss of government funding;
•	our ownership position in MTI Micro may be reduced as a result of our plans to seek external financing for MTI Micro’s operations;
•	risks related to developing Mobion direct methanol fuel cells and whether we will ever successfully develop reliable and commercially viable Mobion fuel cell solutions;
•	our need to raise additional financing;
•	the risk that certain European Union regulations will not be changed to permit methanol to be carried onto airplanes;
•	our portable power source products or our customers’ products that utilize our portable power source products may not be accepted by the market;
•	our inability to build and maintain relationships with our customers;
•	our limited experience in manufacturing fuel cell systems on a commercial basis;
•	our dependence on others for our production requirements for our portable power source products;
•	our dependence on our manufacturing subcontractors to maintain high levels of productivity and satisfactory delivery schedules for our portable power source products;
•	our dependence on third-party suppliers for most of the manufacturing equipment necessary to produce our portable power source products;
•	our inability to obtain sufficient quantities of components and other materials, including platinum and ruthenium, necessary for the production of our portable power source products;

•	our dependence on OEMs integrating Mobion fuel cell systems into their devices;
•	our lack of long-term purchase commitments from our customers and the ability of our customers to cancel, reduce, or delay orders for our products;
•	risks related to protection and infringement of intellectual property;
•	our new technologies may not result in customer or market acceptance;
•	our ability to commercialize our proposed portable power source solutions and develop new product solutions on a timely basis;
•	our ability to develop and utilize new technologies that address the needs of our customers;
•	intense competition in the direct methanol fuel cell and instrumentation businesses;
•	change in policies by U.S. or foreign governments that hinder, disrupt or economically disadvantage international trade;
•	the impact of future exchange rate fluctuations;
•	uncertainty of the U.S. economy;
•	the historical volatility of our stock price;
•	the cyclical nature of the electronics industry;
•	failure of our strategic alliances to achieve their objectives or perform as contemplated and the risk of cancellation or early termination of such alliance by either party;
•	product liability or defects;
•	risks related to the flammable nature of methanol as a fuel source;
•	the loss of services of one or more of our key employees or the inability to hire, train, and retain key personnel;
•	significant periodic and seasonal quarterly fluctuations in our results of operations;
•	risks related to the limitation of the use of our net operating losses in the event of certain ownership changes; and
•	other factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2007 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

Item 4. Controls and Procedures

The certifications of our Chief Executive Officer and Interim Chief Financial Officer attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.

(a) Evaluation of Disclosure Controls and Procedures

Our management, under the supervision of and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this report. Disclosure controls and procedures include, without limitation, controls and other procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, reported and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure in accordance with Exchange Act Rule 13a-15(e). Based on that evaluation, our management, including our Chief Executive Officer and Interim Chief Financial Officer, concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred recurring net losses and anticipate continued net losses as we execute our commercialization plan for our portable power source business. If we do not raise financing in the next few months for our portable power source business, we will be required to dramatically downsize, discontinue, or sell our portable power source business.

We have incurred recurring net losses, including net losses of $8.1 million for the nine months ended September 30, 2007 and $10.5 million for the nine months ended September 30, 2008, which includes a net gain of $601,000 on derivatives and a gain of $1.1 million on sales of Plug Power stock in 2008. As a result of ongoing operating losses, we had an accumulated deficit of $115.5 million as of September 30, 2008. If external resources permit, we expect to continue to incur significant expenditures to develop and commercialize our proposed portable power source products, which may entail developing our manufacturing, sales, and distribution networks; implementing internal systems and infrastructure; and hiring additional personnel. Failure to secure sufficient external funding for our portable power source business may cause us to dramatically downsize, discontinue, or sell our portable power source business.

As of September 30, 2008, we had cash and marketable equity securities of approximately $3.4 million. Currently, we do not expect to advance future internal resources to fund our portable power source business. If we do not raise sufficient external funds or are unable to secure alternative financing in the next few months, we will be forced to discontinue or curtail our portable power source operations; sell its assets at unfavorable prices; or merge, consolidate, or combine it with a company with greater financial resources in a transaction that may be unfavorable to us.

Our ownership position in MTI Micro may be reduced as a result of our plans to seek external financing for MTI Micro's operations, which could limit our ability to control the operations.

We currently own approximately 97% of the outstanding equity in MTI Micro and have control over the operations of this subsidiary. In September 2008, MTI Micro issued $1.5 million of secured notes to outside investors, which notes are convertible into shares of MTI Micro.   If the notes are converted, our ownership could decrease significantly.  In addition, we do not currently expect to advance additional resources to MTI Micro to fund its continued direct methanol fuel cell development and commercialization programs. Instead, MTI Micro will seek additional capital from external sources to fund future development and operations.  Depending on the valuation of MTI Micro at the time of future financings, our ownership position could be substantially diluted, and we may no longer have sufficient equity to control the operations of MTI Micro.  If MTI Micro is unable to secure the necessary additional external financing, we may be forced to substantially downsize or eliminate its operations.

Item 5.	Other Information

On November 14, 2008, we issued a press release announcing our financial results for the quarter ended September 30, 2008. The full text of the press release is furnished as Exhibit 99.1 hereto.

Item 6.	Exhibits
Exhibit No.	Description
10.152	Separation Agreement dated September 4, 2008 between Cynthia A. Scheuer and Mechanical Technology, Incorporated
10.153	Form of Convertible Note and Warrant Purchase Agreement dated September 18, 2008
31.1	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Peng K. Lim
31.2	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Rodney A. Tillinghast
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Peng K. Lim
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Rodney A. Tillinghast
99.1	Press release of Mechanical Technology, Incorporated issued on November 14, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mechanical Technology, Incorporated
November 14, 2008	By:	/S/ PENG K. LIM
Peng K. Lim Chief Executive Officer

November 14, 2008	By:	/S/ RODNEY A. TILLINGHAST
Rodney A. Tillinghast Interim Chief Financial Officer and Secretary