Form 10-Q
period 2009-03-31
MECHANICAL TECHNOLOGY INC
filed 2009-05-14
CIK 64463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q
______________

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐  No ☐

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

The number of shares of common stock, par value of $0.01 per share, outstanding as of May 11, 2009 was 4,771,658.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
INDEX

Part I. FINANCIAL INFORMATION		Page No.
Item 1. Financial Statements
Financial Statements of Mechanical Technology, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets – December 31, 2008 and March 31, 2009 (Unaudited)		3

Condensed Consolidated Statements of Operations – Three months ended March 31, 2008 and 2009		4
(Unaudited)

Condensed Consolidated Statements of Stockholders’ Equity and Comprehensive Loss – Three		5
months ended March 31, 2008 and 2009 (Unaudited)

Condensed Consolidated Statements of Cash Flows – Three months ended March 31, 2008 and 2009		6
(Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)		7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		20

Item 4. Controls and Procedures		27

Part II. OTHER INFORMATION
Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	28

Item 5.	Other Information	30

Item 6.	Exhibits	30

Signatures		30

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As of December 31, 2008 and March 31, 2009 (Unaudited)

(Dollars in thousands)	December 31,	March 31,
	2008	2009
Assets

Current Assets:
Cash and cash equivalents	$1,662	$794
Accounts receivable	540	566
Inventories, net	1,509	1,415
Prepaid expenses and other current assets	272	382
Total Current Assets	3,983	3,157
Property, plant and equipment, net	1,528	1,353
Total Assets	$5,511	$4,510

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$508	$547
Accrued liabilities	1,648	1,410
Deferred revenue	8	12
Bridge note payable – related party, at fair value	1,544	2,087
Income taxes payable	23	23
Total Current Liabilities	3,731	4,079

Long-Term Liabilities:
Uncertain tax position liability	213	—
Derivative liability	41	23
Total Long-Term-Liabilities	254	23
Total Liabilities	3,985	4,102

Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 75,000,000; 5,777,578 issued in
2008 and 5,776,750 issued in 2009	58	58
Paid-in-capital	132,781	132,942
Accumulated deficit	(117,570)	(118,814)
Common stock in treasury, at cost, 1,005,092 shares in 2008 and 2009	(13,754)	(13,754)
Total MTI stockholders equity	1,515	432
Noncontrolling interest	11	(24)
Total Equity	1,526	408
Total Liabilities and Stockholders’ Equity	$5,511	$4,510

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)
For the Three Months Ended March 31, 2008 and 2009

(Dollars in thousands, except per share)	Three Months Ended March 31,
	2008	2009
Product revenue	$1,980	$1,549
Funded research and development revenue	173	—
Total revenue	2,153	1,549
Operating costs and expenses:
Cost of product revenue	840	665
Research and product development expenses:
Funded research and product development	356	—
Unfunded research and product development	2,017	976
Total research and product development expenses	2,373	976
Selling, general and administrative expenses	2,618	1,377
Operating loss	(3,678)	(1,469)
Interest expense	—	(43)
Gain on derivatives	333	18
Other income, net	42	21
Loss before income taxes and noncontrolling interest	(3,303)	(1,473)
Income tax benefit (expense)	(8)	194
Net loss, net of tax	(3,311)	(1,279)
Plus: Net loss attributed to NCI	124	35
Net loss attributed to MTI	$(3,187)	$(1,244)

Loss per Share (Basic and Diluted):
Loss per share	$(0.67)	$(0.26)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS (Unaudited)
For the Three Months Ended March 31, 2008 and 2009

(Dollars in thousands)	Three Months Ended March 31,
	2008	2009
Common Stock
Balance, beginning	$58	$58
Balance, ending	$58	$58

Paid-In Capital
Balance, beginning	$132,065	$132,781
Stock-based compensation	384	161
Balance, ending	$132,449	$132,942

Accumulated Deficit
Balance, beginning	$(105,066)	$(117,570)
Cumulative effect of adoption of FIN 48	—	—
Net loss	(3,187)	(1,244)
Balance, ending	$(108,253)	$(118,814)

Accumulated Other Comprehensive Income (Loss)
Unrealized gain (loss) on securities available for sale, net of taxes
Balance, beginning	$500	$—
Change in unrealized (loss) gain on securities available for sale (net of taxes of $0 in 2008)	(955)	—
Balance, ending	$(455)	$—

Treasury Stock
Balance, beginning	$(13,754)	$(13,754)
Balance, ending	$(13,754)	$(13,754)

Noncontrolling Interest (NCI)
Balance, beginning	$143	$11
Net loss attributed to NCI	(118)	(35)
Balance, ending	$25	$(24)

Total Stockholders’ Equity
Balance, ending	$10,070	$408

Total Comprehensive (Loss)
Net loss	$(3,187)	$(1,244)
Other comprehensive (loss):
Change in unrealized (loss) gain on securities available for sale, net of taxes	(955)	—
Total comprehensive (loss)	$(4,142)	$(1,244)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
For the Three Months Ended March 31, 2008 and 2009

(Dollars in thousands)	Three Months Ended March 31,
	2008	2009
Operating Activities
Net loss	$(3, 311)	$(1,279)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on derivatives	(333)	(18)
Depreciation and amortization	221	175
Stock based compensation	389	161
Changes in operating assets and liabilities:
Accounts receivable	(13)	(26)
Inventories	(87)	94
Prepaid expenses and other current assets	(536)	(110)
Accounts payable	245	38
Income taxes payable	3	(213)
Deferred revenue	(61)	4
Accrued liabilities	495	(194)
Net cash used by operating activities	(2,988)	(1,368)

Investing Activities
Purchases of property, plant and equipment	(102)	—
Net cash used by investing activities	(102)	—

Financing Activities
Net borrowings (payments) on related party debt	—	500
Net cash provided by financing activities	—	500
Decrease in cash and cash equivalents	(3,090)	(868)
Cash and cash equivalents - beginning of period	7,650	1,662
Cash and cash equivalents - end of period	$4,560	$794

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the periods as of and for the three months ended March 31, 2008 and 2009.

Reverse Stock Split

Unless otherwise noted, all capital values, share, and per share amounts in the consolidated financial statements have been retroactively restated for the effects of the Company’s reverse split of its issued and outstanding common stock at a rate of 1-for-8 which became effective on May 16, 2008. This action was approved by stockholders on May 15, 2008.

Liquidity and Going Concern

The Company incurred significant losses as it continued to fund the direct methanol fuel cell product development and commercialization programs of its majority owned subsidiary, MTI MicroFuel Cells Inc. (“MTI Micro”), and had an accumulated deficit of $118.8 million and working capital deficit of $(922,000) at March 31, 2009. Because of these losses, limited current cash and cash equivalents, negative cash flows and accumulated deficit, the report of the Company’s independent registered public accounting firm for the year ended December 31, 2008 expressed substantial doubt about the Company’s ability to continue as a going concern.

During 2008, the Company sold its remaining 1,137,166 shares of Plug Power Inc. (“Plug Power”) common stock with proceeds totaling $3,039 thousand and gains totaling $1,018 thousand. These proceeds reflect the Company’s previous strategy to raise additional capital through the sale of Plug Power common stock in order to fund MTI Micro operations.

At present, the Company does not expect to continue to fund MTI Micro’s portable power source business. Based on the Company’s projected cash requirements for operations and capital expenditures and its current cash and cash equivalents of $794,000 at March 31, 2009, management believes it will have adequate resources to fund its current operations, excluding MTI Micro operations, through at least December 2009.

In September 2008, MTI Micro issued bridge notes to investors, including MTI in the form of conversion of existing debt of $700,000, Dr. Walter L. Robb, a member of the Company’s Board of Directors, and a fund managed by Dr. Robb, totaling $2.2 million. In February 2009, MTI Micro issued additional bridge notes to the fund managed by Dr. Robb in the amount of $500,000. On April 15, 2009, MTI Micro, a new investor and the fund managed by Dr. Robb agreed to amend the bridge note to permit MTI Micro to sell additional bridge notes from time to time with an additional principal amount of up to $800,000 in increments not to exceed $165,000 per month. As of May 14, 2009, MTI Micro has drawn down $380,000 from this line. (See Note 15).

On April 16, 2009, MTI Micro was awarded a cost share funding grant of $2.4 million from the United States Department of Energy (DOE) as part of the DOE’s $41.9 million in American Recovery and Reinvestment Act funding for fuel cell technology.

MECHANICAL TECHNOLOGY, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In order to continue full commercialization of its micro fuel cell solution, MTI Micro will need to do one or more of the following to raise additional resources, or reduce its cash requirements:

  obtain additional government or private funding of the Company’s direct methanol fuel cell research, development, manufacturing readiness and commercialization;
  secure additional debt or equity financing; or
  further reduce its current expenditure run-rate.

There is no guarantee that resources will be available to MTI Micro on terms acceptable to it, or at all, or that such resources will be received in a timely manner, if at all, or that MTI Micro will be able to reduce its expenditure run-rate without materially and adversely affecting its business. MTI Micro had cash and cash equivalents of $290,000 at March 31, 2009, has drawn down on the bridge note credit line $380,000, and has the ability to draw down on the remaining $420,000 bridge loan credit line. The credit line is expected to bridge MTI Micro to the start of the DOE funding, which is expected to commence in June 2009, and may allow MTI Micro to bill for work already completed year to date. As a result of this, management currently believes it will have adequate resources to fund its MTI Micro operations into the fourth quarter of 2009.

2. Accounting Policies

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

The following is a summary of the Company’s fair value instruments categorized by their associated fair value input level:

(Dollars in thousands)
				Balance at
Balance Sheet Classification	Level 1	Level 2	Level 3	Mar. 31, 2009
Financial Liabilities:
Derivative liability	$—	$—	$23	$23
Bridge note payable	—	2,087	—	2,087
Total fair value of liabilities	$—	$2,087	$23	$2,110

MECHANICAL TECHNOLOGY, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The following is a rollforward of Level 3 fair value instruments for the three months ended March 31, 2008:

(Dollars in thousands)		Total Gains /
	Beginning	(Losses)	Purchases,	Ending
	Balance as of	Realized and	Issuances, Sales	Balance as of
Financial Liabilities	Jan. 1, 2008	Unrealized	and Settlements	Mar. 31, 2008
Derivative liability	$696	$(333)	$—	$363
Total Level 3 instruments	$696	$(333)	$—	$363

The following is a rollforward of Level 3 fair value instruments for the twelve months ended December 31, 2008:

(Dollars in thousands)		Total Gains /
	Beginning	(Losses)	Purchases,	Ending
	Balance as of	Realized and	Issuances, Sales	Balance as of
Financial Liabilities	Jan. 1, 2008	Unrealized	and Settlements	Dec. 31, 2008
Derivative liability	$696	$(655)	$—	$41
Total Level 3 instruments	$696	$(655)	$—	$41

The following is a rollforward of Level 3 fair value instruments for the three months ended March 31, 2009:

(Dollars in thousands)		Total (Gains) /
	Beginning	Losses	Purchases,	Ending
	Balance as of	Realized and	Issuances, Sales	Balance as of
Financial Liabilities	Jan. 1, 2009	Unrealized	and Settlements	Mar. 31, 2009
Derivative liability	$41	$(18)	$—	$23
Total Level 3 instruments	$41	$(18)	$—	$23

Effective January 1, 2009, the Company adopted SFAS 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS 160”). This standard changed the accounting for and reporting of minority interests (now referred to as noncontrolling interests). Noncontrolling interests are now classified as equity in the financial statements. SFAS 160 also changed the way the consolidated income statement is presented by requiring net income to include the net income for both the parent and the noncontrolling interests, with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share continues to be based on income amounts attributable to the parent. As a result of the adoption of SFAS 160, prior period amounts related to noncontrolling interests have been reclassified to conform to the current period presentation.

On January 1, 2009, the Company adopted FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” (FSP EITF 03-6-1). FSP EITF 03-6-1 states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The adoption of FSP EITF 03-6-1 did not have a material impact on the Financial Statements.

In December 2007, the FASB issued FAS No. 141 (revised 2007), “Business Combinations” (FAS No. 141(R)) which replaces FAS No.141, “Business Combinations”. FAS No. 141 (R) retains the underlying concepts of FAS No. 141 in that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but FAS No. 141 (R) changed the method of applying the acquisition method in a number of significant aspects. FAS No. 141(R) is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. FAS No. 141(R) amends FAS 109 such that adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of FAS No. 141(R) would also apply the provisions of FAS No. 141(R). The Company’s adoption of this Standard on January 1, 2009 did not have a material effect on its financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In March 2008, the FASB issued FAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities.” The Standard requires enhanced disclosures about derivative instruments and is effective for fiscal periods beginning after November 15, 2008. SFAS No. 161 was effective for our Company on January 1, 2009, and will be applied prospectively. Other than the required disclosures (see Note 6), the adoption of SFAS 161 had no impact on the Financial Statements.

In May 2008, the FASB issued FAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS No. 162). FAS No. 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The FASB does not expect that FAS No. 162 will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of FAS No. 162 results in a change in practice. FAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company’s adoption of this Standard on January 1, 2009 did not have a material effect on its financial statements.

In April 2008, the FASB issued FASB Staff Position No. FAS 142-3, “Determination of the Useful Life of Intangible Assets” (FSP 142-3). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. The Company’s adoption of this Standard on January 1, 2009 did not have a material effect on its financial statements.

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (FSP APB 14-1). This staff position applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” FSP APB 14-1 requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized. The Company’s adoption of this Standard on January 1, 2009 did not have a material effect on its financial statements.

3. Accounts Receivable

Receivable balances consist of the following at:

(Dollars in thousands)	Dec. 31,	March 31,
	2008	2009
U.S. and State Government	$106	$77
Commercial	434	489
Total	$540	$566

For the three months ended March 31, 2008 and 2009, a single commercial customer represented 20.1% and 11.1%, respectively, and a U.S. governmental agency represented 18.3% and 22.7%, respectively, of the Company’s instrumentation segment product revenue. As of December 31, 2008 and March 31, 2009, this commercial customer represented 6.3% and 15.1%, respectively, and the U.S. governmental agency represented 1.0% and 14.1%, respectively, of the Company’s instrumentation segment accounts receivable.

MECHANICAL TECHNOLOGY, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

4. Inventories, net

Inventories, net consist of the following at:

(Dollars in thousands)	Dec. 31,	March 31,
	2008	2009
Finished goods	$772	$629
Work in process	449	544
Raw materials, net	288	242
	$1,509	$1,415

5. Income Taxes

The Company’s effective income tax (expense) rate from operations differed from the Federal statutory rate for each of the three months ended March 31 as follows:

(Dollars in thousands)	2008	2009
Federal statutory tax rate	34.00%	34.00%
State taxes, net of federal tax effect	5.84	6.07
Change in valuation allowance	(44.03)	(40.46)
Reversal of Uncertain Tax Position for NYS Settlement	—	13.17
Permanent tax difference on derivative valuation	4.03	0.42
Other, net	(0.09)	—
Tax Rate	(0.25)%	13.20%

Income tax (expense) benefit for the three months ended March 31 consists of the following:

(Dollars in thousands)	2008	2009
Operations before noncontrolling interest
State	(8)	194
Total	$(8)	$194

The valuation allowance at December 31, 2008 and March 31, 2009 was $27,880 thousand and $28,476 thousand, respectively, and represents a full valuation allowance. The valuation allowance reflects the estimate that it is more likely than not that the net deferred tax assets in excess of deferred tax liabilities may not be realized.

At March 31, 2009 the Company has unused Federal net operating loss carry forwards of approximately $65,001 thousand. The Company's and/or its subsidiaries’ ability to utilize their net operating loss carryforwards may be significantly limited by Section 382 of the Internal Revenue Code of 1986, as amended, if the Company or any of its subsidiaries undergoes an “ownership change” as a result of subsequent changes in the ownership of the Company's or its subsidiaries’ outstanding stock pursuant to the exercise of the warrants, the conversion of the bridge notes, or otherwise. A corporation generally undergoes an “ownership change” when the ownership of its stock, by value, changes by more than 50 percentage points over any three-year testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change net operating loss carryforwards and certain recognized built-in losses.

As of March 31, 2009, although no formal 382 study has been performed, the Company and its subsidiaries do not appear to have had an ownership change for Section 382 purposes. However, when combined with the changes that the Company has experienced through March 31, 2009, any additional change in ownership that could result from the conversion of MTI Micro’s bridge notes payable is likely to trigger a Section 382 ownership change that will subject MTI Micro’s net operating loss carryforwards to significant annual Section 382 limitations and will likely result in MTI Micro no longer being permitted to be included in Mechanical Technology, Inc. and Subsidiaries' consolidated federal and combined New York State tax returns, resulting in Mechanical Technology, Inc. not being able to utilize MTI Micro's net operating losses.

MECHANICAL TECHNOLOGY, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

MTI Micro’s separate company net operating loss carryforwards as of March 31, 2009, which are currently included with Mechanical Technology, Inc.'s consolidated net operating loss carryforwards, equal approximately $ 60.9 million.

On February 2, 2009, the New York State Department of Taxation and Finance notified the Company that it was no longer going to pursue the issue associated with potentially not permitting the Company to file combined tax returns for the period 2002 through 2004. The Company had recorded a $213,000 long-term liability for this issue. In settlement of this issue, the Company paid New York State approximately $19, 000, and recognized the benefit of the reversal of this liability of $194,000 in the first quarter of 2009.

6. Stockholders’ Equity

Changes in common shares issued and treasury stock outstanding are as follows:

	Year Ended	Three Months Ended
	Dec. 31, 2008	March 31, 2009
Common Shares
Balance, beginning	5,777,578	5,776,750
Fractional shares redeemed during reverse stock split	(203)	—
Forfeiture of restricted stock grant	(625)	—
Balance, ending	5,776,750	5,776,750

Warrants

SFAS No. 161 requires enhanced disclosures about derivative instruments, amending and expanding the disclosure requirements of SFAS No. 133, to provide users of financial statements with enhanced understanding of (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows.

On December 20, 2006, the Company issued warrants to investors to purchase 378,472 shares of the Company’s common stock at an exercise price of $18.16 per share. These warrants will be fair valued by the Company until expiration or exercise of the warrants. The warrants became exercisable on June 30, 2007 and expire on December 19, 2011. The fair value of the warrants at December 31, 2008 and March 31, 2009 was $41 thousand and $23 thousand, respectively.

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

Reservation of Shares

The Company has reserved common shares for future issuance as of March 31, 2009 as follows:

Stock options outstanding	702,864
Stock options available for issuance	49,153
Warrants outstanding	378,472
Number of common shares reserved	1,130,489

MECHANICAL TECHNOLOGY, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

7. Loss per Share

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations for the three months ended March 31:

(Dollars in thousands, except shares)	2008	2009
Numerator:
Net loss	$(3,187)	$(1,244)

Denominator:
Basic EPS:
Common shares outstanding, beginning of period	4,772,486	4,772,359
Less weighted average non-vested restricted stock	(625)	--
Denominator for basic earnings per common shares –
Weighted average common shares	4,771,861	4,772,359

Diluted EPS:
Common shares outstanding, beginning of period	4,772,486	4,772,359
Less weighted average non-vested restricted stock due to anti-dilutive effect	(625)	--
Denominator for diluted earnings per common shares –
Weighted average common shares	4,771,861	4,772,359

Not included in the computation of earnings per share-assuming dilution for the three months ended March 31, 2008 were options to purchase 762,391 shares of the Company’s common stock, warrants to purchase 378,472 shares of the Company’s stock, 625 unvested restricted shares of the Company’s common stock and options to purchase 22,668 shares of MTI Micro’s common stock. These potentially dilutive items were excluded because the Company incurred a loss for this period and their inclusion would be anti-dilutive.

Not included in the computation of earnings per share-assuming dilution for the three months ended March 31, 2009 were options to purchase 702,864 shares of the Company’s common stock, warrants to purchase 378,472 shares of the Company’s stock, and options to purchase 17,939 shares of MTI Micro’s common stock. These potentially dilutive items were excluded because the Company incurred a loss for this period and their inclusion would be anti-dilutive.

8. Stock-Based Compensation

During the three month period ended March 31, 2009, there were no stock options granted.

Total stock-based compensation expense related to all of the Company’s stock-based awards, recognized for the three months ended March 31, 2008 and 2009, was comprised as follows:

(Dollars in thousands)	2008	2009
Unfunded research and product development	$42	$38
Selling, general and administrative	347	123
Stock-based compensation expense before taxes	389	161
Related income tax benefits A	—	—
Stock-based compensation expense, net of taxes	$389	$161
A Income tax effect is zero due to the Company maintaining a full valuation allowance.

MECHANICAL TECHNOLOGY, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

The fair value of stock option awards is estimated on the date of grant using a Black-Scholes Pricing Model with the following weighted average assumptions for the three months ended March 31:

	2008	2009
Expected life of options (years)	5.38	n/a
Risk free interest rate range	2.58-3.13%	n/a
Expected volatility of stock	76.00%	n/a
Expected dividend yield	n/a	n/a

The fair value of restricted stock awards is determined using the intrinsic value of the award on the date of grant.

9. Segment Information

The Company operates in two business segments, New Energy and Test and Measurement Instrumentation. The New Energy segment is focused on commercializing direct methanol fuel cells. The Test and Measurement Instrumentation segment designs, manufactures, markets and services computer-based balancing systems for aircraft engines, high performance test and measurement instruments and systems, and wafer characterization tools for the semiconductor and solar industries. The Company’s principal operations are located in North America.

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table. The “Other” column includes corporate related items and items such as income taxes or unusual items, which are not allocated to reportable segments. The “Reconciling Items” column includes noncontrolling interests in a consolidated subsidiary. In addition, segments’ non-cash items include any depreciation and amortization in reported profit or loss. The New Energy segment figures include the Company’s equity securities of Plug Power and gains on the sale of these securities.

(Dollars in thousands)		Test and			Condensed
		Measurement		Reconciling	Consolidated
	New Energy	Instrumentation	Other	Items	Totals
Three months ended March 31, 2008
Product revenue	$—	$1,980	$—	$—	$1,980
Funded research and development revenue	173	—	—	—	173
Research and product development expenses	1,891	482	—	—	2,373
Selling, general and administrative expenses	928	757	933	—	2,618
Segment loss from operations before
income taxes and noncontrolling interests	(3,394)	(232)	323	—	(3,303)
Segment (loss) profit	(3,394)	(232)	315	124	(3,187)
Total assets	6,406	3,076	5,330	—	14,812
Securities available for sale	3,537	—	—	—	3,537
Capital expenditures	52	50	—	—	102
Depreciation and amortization	167	33	21	—	221

MECHANICAL TECHNOLOGY, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Three months ended March 31, 2009
Product revenue	$—	$1,549	$—	$—	$1,549
Funded research and development revenue	—	—	—	—	—
Research and product development expenses	690	286	—	—	976
Selling, general and administrative expenses	513	483	381	—	1,377
Segment loss from operations before income
taxes and noncontrolling interests	(1,297)	(7)	(169)	—	(1,473)
Segment (loss) profit	(1,292)	(7)	25	30	(1,244)
Total assets	1,383	2,226	901	—	4,510
Securities available for sale	—	—	—	—	—
Capital expenditures	—	—	—	—	—
Depreciation and amortization	134	28	13	—	175

The following table presents the details of “Other” segment (loss) profit:

(Dollars in thousands)	Three Months ended
	March 31,
	2008	2009
Corporate and other (expenses) income:
Depreciation and amortization	$(21)	$(13)
Interest income	43	18
Gain on derivatives	333	18
Income tax (expense) benefit	(8)	194
Other expense, net	(32)	(192)
Total income (expense)	$315	$25

10. Restructuring

In August 2008, the Board of Directors approved a restructuring plan (the “Restructuring”), which was designed to help the Company reduce expenses and preserve cash. As part of the Restructuring, a total of 29 positions across the Company and its subsidiaries were eliminated. The Company incurred total severance and other benefit charges of $342 thousand in connection with this plan. All cash expenditures related to this restructuring have been paid as of March 31, 2009.

11. Effect of Recent Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP No. FAS 157-4 amends SFAS No. 157 to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. FSP No. FAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. It is expected that the adoption of FSP No. FAS 157-4 will not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. FAS 115-2”). FSP No. FAS 115-2 provides additional guidance on the timing of impairment recognition and greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold. FSP No. FAS 115-2 also requires additional disclosures about impairments in interim and annual reporting periods. FSP No. FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. It is expected that the adoption of FSP No. FAS 115-2 will not have a material effect on the Company’s financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP No. FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. It is expected that the adoption of FSP No. FAS 107-1 and APB 28-1 will not have a material effect on the Company’s financial statements.

12. Commitments and Contingencies

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

The Company’s future minimum rental payments required under non-cancelable operating leases are (dollars in thousands): $457 remaining in 2009, $39 in 2010, $8 in years 2011 and $0 in 2012.

Warranties

Below is a reconciliation of changes in product warranty liabilities:

(Dollars in thousands)	Three Monhs Ended
	March 31,
	2008	2009
Balance, January 1	$72	$31
Accruals for warranties issued	15	8
Settlements made (in cash or in kind)	(10)	(4)
Balance, end of period	$77	$35

MECHANICAL TECHNOLOGY, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Licenses

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

Employment Agreements

The Company has employment agreements with certain employees that provide severance payments, certain other payments, accelerated vesting and exercise extension periods of certain options upon termination of employment under certain circumstances, as defined in the applicable agreements. As of March 31, 2009, the Company’s potential minimum cash obligation to these employees was approximately $459 thousand.

13. Issuance of Stock by Subsidiary

MTI Micro was formed on March 26, 2001. As of March 31, 2009, the Company owned approximately 97% of MTI Micro’s outstanding common stock.

14. Derivatives

The Company held or has outstanding the following derivative financial instruments:

	Dec. 31,	March 31,
	2008	2009	Expiration
Derivatives issued:
Warrants, exercisable beginning June 20, 2007, to purchase the Company’s common stock issued to three investors at a purchase price of $18.16 per
share	378,472	378,472	12/19/2011

The estimated fair value of this warrant at the date issued was $10.16 per share, using a Black-Scholes Option Pricing model and assumptions similar to those used for valuing the Company’s employee stock-based compensation. The fair value of the derivative is recorded in the “Derivative Liability” line on its financial statements, and is valued quarterly using the Black-Scholes Option Pricing Model. The assumptions used for the valuations were as follows:

	Dec. 31,	March 31,
	2008	2009
Expected life of option (number of days)	1,084	994
Risk-free interest rate	1.55%	1.67%
Expected volatility of stock	93.45%	95.62%
Expected dividend yield	None	None

The Company recognizes changes in fair value in its Consolidated Statements of Operations in the line titled “Gain on derivatives.”

15. Bridge note payable – related party, at fair value

On September 18, 2008, MTI Micro executed a Bridge Note and Warrant Purchase Agreement (the “Purchase Agreement”), Secured Convertible Promissory Note Agreements (the “Bridge Notes”), Security Agreement (the “Security Agreement’) and Warrant Agreements (the “Warrants”) with the Company and other accredited investors, including Dr. Walter L. Robb, a member of the Company’s Board of Directors, and a fund managed by Dr. Robb (the “Other Investors”, and together with the Company, the “Investors”). The Bridge Notes allowed MTI Micro to borrow up to an aggregate of $2.2 million, including conversion of outstanding debt totaling $700,000 owed to the Company. Under this agreement, MTI Micro closed on $1.5 million of funding from Other Investors and $700,000 from the Company on September 18, 2008.

MECHANICAL TECHNOLOGY, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

On February 20, 2009, MTI Micro and the Investors agreed to, among other things, amend the Bridge Notes (“Amendment No. 1”) to permit MTI Micro to sell additional Bridge Notes with an additional principal amount of up to $500,000, and to extend the maturity date from March 31, 2009 to May 31, 2009 (the “Maturity Date”). No other terms of the Bridge Notes were amended. Following the effectiveness of the Amendment No. 1, MTI Micro borrowed an additional $500,000 from an existing Bridge Investor, a fund managed by Dr. Robb, bringing the aggregate outstanding principal amount borrowed under the Bridge Notes, as amended, to $2.7 million, including conversion of outstanding debt totaling $700,000 thousand owed to the Company.

On April 15, 2009, MTI Micro and the Investors agreed to amend the Bridge Notes (“Amendment No. 2”) to permit MTI Micro to sell additional Bridge Notes with an additional principal amount of up to $800,000 to an additional investor and the fund managed by Dr. Robb, and to extend the maturity date from May 31, 2009 to March 31, 2010 (the “Maturity Date”).

If the Next Equity Financing does not occur on or before the Maturity Date, all principal and (at MTI Micro’s option) accrued interest outstanding under all of the Notes shall be converted into equity securities of MTI Micro based upon a valuation of MTI Micro and on such terms to be agreed upon by MTI Micro and the holders of a majority interest of the Notes within thirty (30) days following the earlier to occur of (i) the Maturity Date or (ii) the date upon which the aggregate principal amount under all the Notes equals or exceeds $3,500,000, which the valuation and terms shall be negotiated in good faith by MTI Micro and a majority interest of the Notes.

The Bridge Notes have an interest rate of 10%, compounded annually. Accrued interest at March 31, 2009 was $87,000. MTI Micro intends to use the proceeds for general corporate purposes, including development and commercialization activities in support of its portable power source products. The Bridge Notes were issued in private placements with accredited investors and were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The bridge note payable has been accounted for as a liability in accordance with FAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, as it represents a financial instrument with an obligation that requires settlement by issuance of a variable number of the issuer’s equity shares that has a value equal to a fixed monetary amount.

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

The Bridge Notes contain customary negative covenants for loans of this type, including limitations on MTI Micro’s ability to incur indebtedness, issue securities, and dispose of assets. As of March 31, 2009, MTI Micro was not in default. The Bridge Notes are secured by all of MTI Micro’s assets (including intellectual property) and are senior to all other debts and obligations of MTI Micro in accordance with the provisions of a Security Agreement among MTI Micro and the Investors.

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

As of March 31, 2009, the Company owned approximately 97% of MTI Micro. MTI Micro’s financial results are presently consolidated into the Company’s financial information. Conversion of the Bridge Notes and exercise of the Warrants into equity of MTI Micro by the Other Investors besides the Company could result in substantial dilution of the Company’s ownership interest in MTI Micro, and could result in the Company deconsolidating future financial results of MTI Micro.

MECHANICAL TECHNOLOGY, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

16. Subsequent Events

On April 15, 2009, MTI Micro and the Investors agreed to amend the Bridge Notes (“Amendment No. 2”) to permit MTI Micro to sell additional Bridge Notes with an additional principal amount of up to $800,000 to additional investors, and to extend the maturity date from May 31, 2009 to March 31, 2010 (the “Maturity Date”). MTI Micro borrowed an additional $215,000 of the $800,000 available additional capacity prior to April 30, and an additional $165,000 on May 1st, bringing the aggregate outstanding principal amount borrowed under the Purchase Agreement, as amended, to $3,080,000, including conversion of outstanding debt totaling $700,000 owed to the Company. Thereafter, MTI Micro will have the right to borrow an additional $420,000 in increments not to exceed $165,000 per month.

On April 16, 2009, MTI Micro was awarded a cost share funding grant of $2.4 million from the United States Department of Energy (DOE) as part of the DOE’s $41.9 million in American Recovery and Reinvestment Act funding for fuel cell technology. The DOE funding is expected to be made as a cost share contract and will be used to accelerate fuel cell use in consumer markets by demonstrating a one-watt consumer electronics power pack. The project will focus on improving reliability to meet the standards required by the electronics market and will include testing of individual components, subsystems and complete direct methanol fuel cell systems. MTI Micro will also use the funding to develop manufacturing processes to improve product yields and reduce overall costs.

On April 24, 2009, the Company announced it received a Staff Determination Letter dated April 16, 2009, from the Nasdaq Stock Market (“Nasdaq”) on April 23, 2009, stating that the Company’s shares of common stock were subject to delisting from the Nasdaq Capital Market pursuant to Listing Rule 5210(d) for failure to pay all applicable fees as described in the Listing Rule 5900 Series. Since the Company had previously determined to voluntarily delist its common stock from Nasdaq Capital Market prior to receiving the letter and filed a Form 25 with the Securities and Exchange Commission and Nasdaq on April 16, 2009, which resulted in the delisting of its common stock at the close of the trading on April 24, 2009, the Company did not appeal the Staff’s Determination. The Company’s common stock is now quoted on Pink Sheets.

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

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2008 contained in our 2008 Annual Report on Form 10-K.

In addition to historical information, the following discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements, including those discussed in Part II, Item 1A “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q.

Overview

We are developing and commercializing off-the-grid rechargeable power sources for portable electronics. We have developed a patented, proprietary direct methanol fuel cell technology platform called Mobion, which generates electrical power using up to 100% methanol as fuel. Our proprietary fuel cell power solution consists of two primary components integrated in an easily manufactured device: the direct methanol fuel cell power engine, which we refer to as our Mobion Chip, and methanol replacement cartridges. Our Mobion Chip weighs less than one ounce and is small enough to fit in the palm of one’s hand. The methanol used by the technology is fully biodegradable. We believe we are the only micro fuel cell developer to have demonstrated power density of over 62 mW/cm2 while producing more than 1,800 Wh/kg of energy from the direct methanol fuel feed. For these reasons, we believe our technology offers a compelling alternative to current lithium-ion and similar rechargeable battery systems currently used by original equipment manufacturers and branded partners, or OEMs, in many handheld electronic devices, such as mobile phones (including smart phones) and mobile phone accessories, digital cameras, portable media players, personal digital assistants (PDAs), and global positioning systems (GPS) devices. We believe our platform will facilitate the development of numerous product advantages, including small size, environmental friendliness, and simplicity of design, all critical for commercialization in the consumer market, and can be implemented as three different product options: a compact external charging device, a snap-on or attached power accessory, or a lithium-ion battery replacement embedded fuel cell power solution. We have strategic arrangements with Samsung Electronics, an OEM of mobile phone accessories, with a global Japanese consumer electronics company, with a U.S. based developer and marketer of universal chargers, a letter of intent with Duracell, part of the Procter & Gamble Company, and a power tool manufacturer Our goal is to become a leading provider of portable power for handheld electronic devices and, assuming available financing, we intend to commercialize Mobion products in late 2009 or early 2010.

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

We also design, manufacture, and sell high-performance test and measurement instruments and systems serving three markets: general dimensional gauging, semiconductor, and aviation. These products consist of: electronic, computerized gauging instruments for position, displacement and vibration applications for the design, manufacturing and test markets; products for wafer characterization in the semiconductor and solar markets; and engine balancing and vibration analysis systems for military and commercial aircraft.

Our cash requirements depend on numerous factors, including completion of our portable power source products development activities, our ability to commercialize our portable power source products, market acceptance of our portable power source products, and other factors.

Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Three Months Ended
	March, 31
	2008	2009
Cash and cash equivalents	$4,560	$794
Securities available for sale	3,537	—
Working capital	7,634	(922)
Net loss	(3,187)	(1,244)
Net cash used in operating activities	(2,988)	(1,368)
Purchase of property, plant and equipment	(102)	—

From inception through March 31, 2009, we have incurred an accumulated deficit of $118.8 million, and we expect to incur losses for the foreseeable future as we continue micro fuel cell product development and commercialization programs. We expect that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, our operating results, the availability of equity financing, and the ability to attract government funding resources to offset research and development costs.

At present, the Company does not expect to continue to fund MTI Micro’s development and commercialization of its portable power source products. MTI Micro currently has cash and cash equivalents of $290 thousand at March 31, 2009, and the ability to draw down on the $800 thousand bridge loan credit line. The credit line is expected to bridge MTI Micro to the start of the DOE funding, which is expected to commence in June 2009, and may allow MTI Micro to bill for work already completed year to date. As a result of this, management currently believes it should have adequate resources to fund its MTI Micro operations into the fourth quarter of 2009. MTI Micro will be required to raise additional funds through issuance of its equity or debt, government funding and/or explore other strategic alternatives including but not limited to the sale of assets and/or the company. If MTI Micro is unable to raise additional financing, it may be required to discontinue its business operations. Based upon projected cash requirements and current cash and cash equivalents for MTI Instruments, along with cash necessary to operate the public parent company, we believe that we will have adequate resources to fund MTI Instruments and the public parent company at least through December 2009.

Restructuring

In August 2008, the Board of Directors approved a restructuring plan (the “Restructuring”), which was designed to help the Company reduce expenses and preserve cash. As part of the Restructuring, a total of 29 positions across the Company and its subsidiaries were eliminated. The Company incurred total severance and other benefit charges of approximately $342 thousand in connection with this plan. All cash expenditures related to this restructuring have been paid as of March 31, 2009.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2009 Compared to the Three Months Ended March 31, 2008.

Product Revenue. Product revenue in our test and measurement instrumentation business decreased by $431,000, or 21.7%, to $1.55 million for the three months ended March 31, 2009 from $1.98 million for the three months ended March 31, 2008. The revenue decrease was primarily the result of a $503,000 decrease in general dimensional gauging sales due to significantly lower sales to a Japanese and a domestic OEM. Semiconductor / solar sales increased $123,000, and aviation sales remained comparable to that of the first three months of last year.

In our test and measurement instrumentation business, the U.S. Air Force accounted for $351,000, or 22.7%, of product revenue to date in 2009. During the same period in 2008, the U.S. Air Force revenue totaled $362,000, which represented 18.3% of product revenue for that timeframe. Additionally, during the first quarter of 2009, Koyo Precision, our Japanese distributor, represented $172,000, or 11.1%, of product revenue while during the first quarter of 2008, Koyo Precision represented $398,000, or 20.2%, of product revenue.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands)						Total Contract
					Revenue	Orders
			Revenues for the		Contract	Received
			Three Months Ended March 31,		to Date	to Date
Contract (1)	Expiration		2008	2009	March 31, 2009	March 31, 2009
$2.3 million Air Force New PBS-4100
Systems	07/28/2010	(2)	$--	$285	$1,881	$1,938
$8.8 million Air Force Retrofit and
Maintenance of PBS-4100
Systems	06/19/2008	(3)	$338	$50	$8,009	$8,009
____________________

(1)	Contract values represent maximum potential values and may not be representative of actual results.
(2)	Date represents expiration of contract, including all three potential option extensions.
(3)	The contract expiration date has passed, however, three delivery orders remain open under the contract.

Funded Research and Development Revenue. Funded research and development revenue in our new energy business decreased to $-0- in the three months ended March 31, 2009 from $173,000 for the three months ended March 31, 2008. This decrease in revenue was the result of the completion of all contracts by December 31, 2008. All revenues for 2008 were a result of reimbursement for research and development costs under the DOE contract with the final billing occurring in December 2008.

Information regarding our prior contract included in funded research and development revenue as of March 31, 2008 is as follows:

(Dollars in thousands)
		Revenue		Revenue		Revenue
		Three Months		Three Months		Contract to
		Ended	% of 2008	Ended	% of 2009	Date
Contract	Expiration (1)	March 31, 2008	Total	March 31, 2009	Total	March 31, 2009
$3.0 million DOE (2)	03/31/09	$173	100%	$—	—	$3,000
____________________

(1)	Dates represent expiration of contract, not date of final billing.
(2)	The DOE contract was a cost share contract. DOE funding for this contract was suspended during January 2006 and reinstated during May 2007. During 2007, we received notifications from the DOE of funding releases totaling $1.0 million and also received an extension of the termination date for the contract from July 31, 2007 to September 30, 2008. During 2008, we received notifications of funding releases totaling $325,000 and also received an extension of the termination date for the contract from September 30, 2008 to March 31, 2009.

Cost of Product Revenue. Cost of product revenue in our test and measurement instrumentation business decreased by $175,000, or 20.8%, to $665,000 for the first three months of 2009 compared to $840,000 for the first three months of 2008. The decrease corresponded to the 21.7% decline in product revenue for the quarter.

Gross profit, as a percentage of product revenue, of 57.1% for the first three months of 2009 decreased by less than one-half of a percentage point from 57.6% for the first three months of 2008. The slight decrease resulted from a change in the current product sales mix, which to date includes a higher concentration of custom products which have yielded lower than expected margins.

Funded Research and Product Development Expenses. Funded research and product development expenses in our new energy business decreased from $356,000 for the three months ended March 31, 2008 to $-0-, for the three months ended March 31, 2009. This change was the result of the end of the DOE contract, as mentioned above in Funded Research and Development Revenue.

Unfunded Research and Product Development Expense. Unfunded research and product development expenses decreased by $1 million, or 51%, to $980,000 for the three months ended March 31, 2009 from $2.0 million for the three months ended March 31, 2008. This decrease is attributable to continued cost reductions by management due to decreases in funding.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $1.2 million, or 47%, to $1.4 million for the three months ended March 31, 2009 from $2.6 million for the three months ended March 31, 2008. This decrease was primarily the result of (a) a $423,000 decrease in payroll costs due to staff reductions in 2008 (b) $326,000 in corresponding decreases in benefit related costs, bonuses and commissions (c) a $217,000 decrease in stock compensation related expenses and (d) a $714,000 decrease in general operating expenses representing management efforts to reduce expenditures due to decreases in funding sources. These decreases in expenditures were offset by a $600,000 increase related to a decrease in allocations of expense from SG&A to funded and unfunded research and development costs for overhead and other costs allocable to research and development programs.

Operating Loss. Operating loss decreased by $1.8 million or 55%, to $1.5 million for the three months ended March 31, 2009 compared with the three months ended March 31, 2008 as a result of the factors noted above.

Gain (loss) on Derivatives. Our gain on derivative treatment of the freestanding warrants issued in conjunction with our December 2006 capital raise decreased by $315,000, or 94.6%, to $18,000 for the three months ended March 31, 2009 compared with $333,000 for the three months ended March 31, 2008. The decrease in derivative income was attributable to valuation changes of the underlying warrants using the Black-Scholes pricing model.

Income Tax (Expense) Benefit. Our income tax rate for the three months ended March 31, 2009 and 2008 was 13.2% and 0.3%, respectively. These tax rates were primarily the result of the reversal of the UTP due to the settlement with New York State, losses generated by operations, changes in the valuation allowance, state true-ups, permanent deductible differences for derivative valuations, and disproportionate effects of reclassification of gains on Plug Power security sales included in operating loss.

The valuation allowance against our deferred tax assets at March 31, 2009 was $28.5 million and at December 31, 2008 was $27.8 million. We determined that it was more likely than not that ultimate recognition of certain deferred tax assets would not be realized.

Liquidity and Capital Resources

We have incurred significant losses as we continue to fund the development and commercialization of our portable power source business. We expect that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, our operating results, the availability of equity financing, and the ability to attract government funding resources to offset research and development costs. As of March 31, 2009, we had an accumulated deficit of $118.8 million. During the three months ended March 31, 2009, our results of operations resulted in a net loss of $1.2 million and cash used in operating activities totaling $1.4 million. This cash use in 2009 was funded primarily by cash and cash equivalents on hand as of December 31, 2008 of $1.7 million. We expect to continue to incur losses during this global economic slowdown, and we expect to continue funding our operations from current cash and cash equivalents, proceeds, if any, from debt or equity financings and government funding. We expect to spend approximately $1.2 million on research and development on MTI Instruments’ products and $2 million in MTI Micro during 2009.

In September 2008, MTI Micro issued Bridge Notes to investors, including MTI in the form of conversion of existing debt of $700,000, Dr. Walter L. Robb, a member of the Company’s Board of Directors, and a fund managed by Dr. Robb, totaling $2.2 million.

In February 2009, MTI Micro and the Bridge Investors agreed to, among other things, amend the Bridge Notes (“Amendment No. 1”) to permit MTI Micro to sell additional Bridge Notes with an additional principal amount of up to $500,000, and to extend the maturity date from March 31, 2009 to May 31, 2009 (the “Maturity Date”). No other terms of the Bridge Notes were amended. Following the effectiveness of the Amendment No. 1, MTI Micro borrowed an additional $500,000 from an existing Bridge Investor, a fund managed by Dr. Robb, bringing the aggregate outstanding principal amount borrowed under the Bridge Notes, as amended, to $2.7 million, including conversion of outstanding debt totaling $700,000 owed to the Company.

On April 15, 2009, MTI Micro, a new investor and the fund managed by Dr. Robb agreed to amend the Bridge Notes (“Amendment No. 2”) to permit MTI Micro to sell additional Bridge Notes with an additional principal amount of up to $800,000 to additional investors, and to extend the maturity date from May 31, 2009 to March 31, 2010 (the “Maturity Date”). As of May 14, 2009, MTI Micro has drawn down $380,000 from this line.

If the Next Equity Financing does not occur on or before the Maturity Date, all principal and (at MTI Micro’s option) accrued interest outstanding under all of the Notes shall be converted into equity securities of MTI Micro based upon a valuation of MTI Micro and on such terms to be agreed upon by MTI Micro and the holders of a majority interest of the Notes within thirty (30) days following the earlier to occur of (i) the Maturity Date or (ii) the date upon which the aggregate principal amount under all the Notes equals or exceeds $3,500,000, which the valuation and terms shall be negotiated in good faith by MTI Micro and a majority interest of the Notes.

The Bridge Notes carry an annual interest rate of 10%. These Bridge Notes are secured by all of the assets of MTI Micro, including intellectual property. Lastly, five-year warrants to purchase additional securities were issued to all investors, having an aggregate exercise price equal to 10% of the outstanding principal amounts under the Bridge Notes. These warrants will be priced in a manner similar to the conversion of the Bridge Notes.

On April 16, 2009, MTI Micro was awarded a cost share funding grant of $2.4 million from the United States Department of Energy (DOE) as part of the DOE’s $41.9 million in American Recovery and Reinvestment Act funding for fuel cell technology. We expect funding from this grant to commence in June 2009.

We have no other commitments for funding future needs of the organization at this time and financing during the remainder of 2009 may not be available to us on acceptable terms, if at all. We may also seek to supplement our resources through additional debt or equity financings, sales of assets (including MTI Micro or MTI Instruments), and additional government funding.

We had a working capital deficit of $900,000 at March 31, 2009, a $1.15 million decrease from a working capital of $250,000 at December 31, 2008. This decrease was primarily the result of the use of cash in operations.

At March 31, 2009, our order backlog was $971 thousand compared to $1.4 million at December 31, 2008.

Our inventory turnover ratios and accounts receivable days outstanding for the trailing twelve month periods and their changes at March 31, 2008 and 2009 are as follows:

	2008	2009	Change
Inventory turnover	2.3	1.5	(0.8)
Average accounts receivable days outstanding	56	41	(15)

The decline in inventory turnover is attributed to average inventory levels running 18% higher over the last twelve months as compared to the previous twelve months. Recent increases in inventory levels have occurred as a result of an overall slow down in base business at MTI Instruments combined with a higher level of subassemblies necessary for two existing orders, which are expected to ship during the second and third quarters of 2009.

The decrease in average accounts receivable days outstanding over the last twelve months as compared to the previous twelve months was partially attributable to our decision to grant our largest commercial customer 90-day payment terms during 2007. These extended terms were eliminated in conjunction with the expiration of our formal distribution agreement in September 2008 and the customer is now back to net 30 payment terms. Also contributing to the improvement was the increased concentration in the current product mix of U.S. Air Force revenue, which by contract must be paid in 30 days.

Cash used by operating activities was $1.4 million for the three months ended March 31, 2009 compared with $3.0 million in 2008. This cash use decrease of $1.6 million is a direct result of management’s reorganization efforts and expenditure control.

There were no capital expenditures during the three months ended March 31, 2009, a decrease of $102,000 from the prior year. Capital expenditures in 2008 included manufacturing, laboratory and demonstration equipment. We had no outstanding commitments for capital expenditures as of March 31, 2009.

During 2008, we sold our remaining 1,137,166 shares of Plug Power common stock with proceeds totaling $3.0 million and gains totaling $1.0 million. These proceeds reflect our previously announced strategy to raise additional capital through the sale of Plug Power stock to fund our micro fuel cell operations. The net gains were offset by our operating losses for purposes of computing taxable income. We estimate that as of March 31, 2009, our remaining net operating loss carry forwards were approximately $65 million.

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

Contractual Payment Obligations

We have entered into various agreements that result in contractual payment obligations in future years. These contracts include financing arrangements for the Bridge Notes and leases. The following table summarizes cash payments that we are committed to make under the existing terms of contracts to which we are a party as of March 31, 2009. This table does not include contingencies.

	Less			More
Contractual Payment Obligations	Than 1	1-3	3-5	Than 5
(in thousands)	Year	Years	Years	Years	Total
Bridge Notes:
Principal (1)	$2,000	$—	$—	$—	$2,000
Interest	87	—	—	—	87
Operating Leases (2)	457	47	—	—	504
Total Contractual Payment Obligations	$2,544	$47	$—	$—	$2,591
____________________

(1)	Reflects amounts outstanding with respect to the Bridge Notes. In February 2009, MTI Micro issued an additional $500,000 of Bridge Notes due on May 31, 2009.
(2)	Reflects payment obligations under certain manufacturing, laboratory and office facility lease agreements.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2008 includes a summary of our most significant accounting policies. There have been no material changes to the critical accounting policies previously disclosed in our 2008 Annual Report on Form 10-K. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, securities available for sale, income taxes, stock-based compensation and derivatives. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Periodically, we review our critical accounting estimates with the Audit Committee of our Board of Directors.

New Accounting Pronouncements

In April 2009, the FASB issued FSP No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or the Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP No. FAS 157-4 amends SFAS No. 157 to provide additional guidance on (i) estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and (ii) circumstances that may indicate that a transaction is not orderly. FSP No. FAS 157-4 also requires additional disclosures about fair value measurements in interim and annual reporting periods. FSP No. FAS 157-4 is effective for interim and annual reporting periods ending after June 15, 2009. It is expected that the adoption of FSP No. FAS 157-4 will not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP No. FAS 115-2”). FSP No. FAS 115-2 provides additional guidance on the timing of impairment recognition and greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold. FSP No. FAS 115-2 also requires additional disclosures about impairments in interim and annual reporting periods. FSP No. FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009. It is expected that the adoption of FSP No. FAS 115-2 will not have a material effect on the Company’s financial statements.

In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP No. FAS 107-1 and APB 28-1 amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends Accounting Principles Board (“APB”) Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements. FSP No. FAS 107-1 and APB 28-1 is effective for interim reporting periods ending after June 15, 2009. It is expected that the adoption of FSP No. FAS 107-1 and APB 28-1 will not have a material effect on the Company’s financial statements.

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
  the delisting of our common stock from The Nasdaq Global Market;
  sales revenue growth of our test and measurement instrumentation business may not be achieved;
  the dependence of our test and measurement instrumentation business on a small number of customers and potential loss of government funding;
  our ownership position in MTI Micro may be reduced as a result if our plans to seek external financing for MTI Micro’s operation;
  risks related to developing Mobion direct methanol fuel cells and whether we will ever successfully develop reliable and commercially viable Mobion fuel cell solutions;
  our need to raise additional financing;
  the risk that European Union regulations will not be changed to permit methanol to be carried onto airplanes;
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
  the impact of future exchange rate fluctuations;
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
  risks related to the limitation of the use of our net operating losses in the event of certain ownership changes; and
  other factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer, who is also our acting principal financial officer, evaluated the effectiveness of MTI’s disclosure controls and procedures as of March 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the valuation of our disclosure controls and procedures as of March 31, 2009, our chief executive officer, who is also our acting principal financial officer, concluded that, as of such date, our disclosure controls and procedures were not effective due to staffing turnover and a lack of adequate resources within the accounting and finance department. In August 2008, the Board of Directors approved a restructuring plan (the “August 2008 Restructuring”), which was designed to help the Company reduce expenses and preserve cash. As part of the August 2008 restructuring, the Company’s Chief Financial Officer transitioned out of the Company along with several other accounting and Information Technology personnel. Prior to the August 2008 restructuring, the Company’s Controller left the Company to pursue other opportunities. Additionally, effective December 1, 2008 the Company’s Interim Chief Financial and Director of Financial Reporting resigned from the Company. In response to the turnover, the Company has retained an outside consulting firm to provide controllership and chief financial officer related services.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

At any point in time, we may be involved in various lawsuits or other legal proceedings. Such lawsuits could arise from the sale of products or services or from other matters relating to its regular business activities, compliance with various governmental regulations and requirements, or other transactions or circumstances. We do not believe there are any such proceedings presently pending that could have a material adverse effect on our financial condition. See Note 12 to our Condensed Consolidated Financial Statements for further information.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2008 contains a detailed discussion of our risk factors. In addition, information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Statement Concerning Forward Looking Statements”. These risk factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. Pursuant to the instructions to this Quarterly Report on Form 10-Q, we have provided below only those risk factors that are new or that have been materially amended since the time that we filed our 2008 Annual Report on Form 10-K. Accordingly, the information presented below should be read in conjunction with the risk factors and information disclosed in our 2008 Annual Report on Form 10-K.

We have incurred recurring net losses and anticipate continued net losses as we execute our commercialization plan for our portable power source business.

We incurred recurring net losses, including net losses of $1.2 million for the three months ended March 31, 2009 and $3.2 million for the three months ended March 31, 2008, which includes a net gain of $18,000 on derivatives in 2009. As a result of ongoing operating losses, we had an accumulated deficit of $118.8 million as of March 31, 2009. We expect to continue to make significant expenditures and incur substantial expenses as we develop and commercialize our proposed portable power source products; develop our manufacturing, sales, and distribution networks; implement internal systems and infrastructure; and hire additional personnel. As a result, we expect to continue to incur significant losses as we execute our plan to commercialize our portable power source business and may never achieve or maintain profitability. We will be unable to satisfy our current obligations solely from cash generated from operations or become profitable until we successfully commercialize our portable power source business. If we continue to incur substantial losses and are unable to secure additional financing, we could be forced to discontinue or curtail our business operations; sell assets at unfavorable prices; or merge, consolidate, or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

At present, the Company does not expect to fund MTI Micro’s development and commercialization of its portable power source products. MTI Micro currently has cash and cash equivalents of $290,000 at March 31, 2009, and the ability to draw down on the $800,000 bridge loan credit line, of which $420,000 remains available as of May 14, 2009. The credit line is expected to bridge MTI Micro to the start of the DOE funding, which is expected to commence in June 2009, and may allow MTI Micro to bill for work already completed year to date. As a result of this, management currently believes it should have adequate resources to fund its MTI Micro operations into the fourth quarter of 2009. MTI Micro will be required to raise additional funds through issuance of its equity or debt, government funding and/or explore other strategic alternative, including the sale of assets and/or the company. If MTI Micro is unable to raise additional financing, it may be required to discontinue its business operations. Based upon projected cash requirements and current cash and cash equivalents for MTI Instruments, along with cash necessary to operate the public parent company, we believe that we will have adequate resources to fund MTI Instruments and the public parent company at least through December 2009.

Our independent auditors have included a going concern paragraph in their opinion.

Our auditors included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of December 31, 2008, indicating that our recurring losses from operations, net capital deficiency, and current liquidity position raised substantial doubt about our ability to continue as a going concern. The accompanying consolidated financial statements did not include any adjustments that would have resulted from the outcome of this uncertainty.

We currently do not have sufficient funds to commercialize our portable power source products.

We will need additional funding to commercialize our portable power source business. MTI Micro had cash and cash equivalents of $290,000 at March 31, 2009, has received $380,000 through May 14, 2009 from the April bridge loan, and has the ability to draw down on the remaining $420,000 of the bridge loan credit line. The credit line is expected to bridge MTI Micro to the start of the DOE funding, which is expected to commence in June 2009, and may allow MTI Micro to bill for work already completed year to date. As a result of this, management believes it should have adequate resources to fund its MTI Micro operations into the fourth quarter of 2009. If we are unable to secure the necessary additional funding, we will need to delay further commercialization plans. In order to conserve cash and extend operations while we pursue any additional necessary financing, we will be required to reduce operating expenses and raise additional capital through funding. There is no assurance that funds raised in any such a financing will be sufficient, that the financing will be available on terms favorable to us or to existing stockholders and at such times as required, or that we will be able to obtain the additional financing required for the continued operation and growth of our business. During the last twelve months, we have raised $3.5 million in external debt financing. If we raise additional funds by issuing equity securities, our stockholders will experience dilution. Additional debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity financing may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets or delay, reduce the scope of or eliminate some or all of our research and development programs, or discontinue our portable power source business.

Our ownership position in MTI Micro may be reduced as a result of our plans to seek external financing for MTI Micro's operations, which could limit our ability to control the operations.

We currently own approximately 97% of the outstanding equity in MTI Micro and have control over the operations of this subsidiary. In September 2008 and February 2009, MTI Micro issued $1.5 million and $500,000, respectively, of secured notes to outside investors, which notes are convertible into shares of MTI Micro. On April 15, 2009, MTI Micro amended the notes to permit MTI Micro to sell additional notes with an additional principal amount of up to $800,000 to additional investors, and to extend the maturity date from May 31, 2009 to March 31, 2010. A further amendment provided that if the Next Equity Financing does not occur on or before the Maturity Date, all principal and (at MTI Micro’s option) accrued interest outstanding under all of the Notes shall be converted into equity securities of MTI Micro based upon a valuation of MTI Micro and on such terms to be agreed upon by MTI Micro and the holders of a majority interest of the Notes within thirty (30) days following the earlier to occur of (i) the Maturity Date or (ii) the date upon which the aggregate principal amount under all the Notes equals or exceeds $3,500,000, which the valuation and terms shall be negotiated in good faith by MTI Micro and a majority interest of the Notes. If the notes are converted, our ownership could decrease significantly. In addition, we do not currently expect to advance additional resources to MTI Micro to fund its continued direct methanol fuel cell development and commercialization programs. Instead, MTI Micro will seek additional capital from external sources to fund future development and operations. Depending on the valuation of MTI Micro at the time of future financings, if any, our ownership position could be substantially diluted, and we may no longer have sufficient equity to control the operations of MTI Micro. If MTI Micro is unable to secure the necessary additional external financing, we may be forced to substantially downsize or eliminate its operations.

We may experience an ownership change which would result in a limitation of the use of our net operating losses.

As of March 31, 2009, we had approximately $65 million of net operating loss, or NOL, carryforwards on the Company’s balance sheet. Our ability to utilize these NOL carryforwards, including any future NOL carryforwards that may arise, may be limited by Section 382 of the Internal Revenue Code of 1986, as amended, if we or MTI Micro undergo an “ownership change” as a result of subsequent changes in the ownership of our outstanding common stock pursuant to the exercise of the warrants, the conversion of MTI Micro’s bridge notes, or otherwise. A corporation generally undergoes an “ownership change” when the ownership of its stock, by value, changes by more than 50 percentage points over any three-year testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL carryforwards and certain recognized built-in losses.

Item 5. Other Information

None

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

Mechanical Technology, Incorporated

May 14, 2009	By:	/S/ PENG K. LIM
Peng K. Lim
Chief Executive Officer, Chief Financial Officer