Form 10-Q
period 2009-09-30
MECHANICAL TECHNOLOGY INC
filed 2009-11-12
CIK 64463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2009
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

The number of shares of common stock, par value of $0.01 per share, outstanding as of November 06, 2009 was 4,771,658.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Mechanical Technology, Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets as of December 31, 2008 and September 30, 2009 (Unaudited)

(Dollars in thousands)	December 31,	September 30,
	2008	2009
Assets
Current Assets:
Cash and cash equivalents	$1,662	$1,248
Accounts receivable	540	668
Inventories, net	1,509	1,067
Prepaid expenses and other current assets	272	304
Total Current Assets	3,983	3,287
Property, plant and equipment, net	1,528	1,042
Total Assets	$5,511	$4,329

Current Liabilities:
Accounts payable	$508	$543
Accrued liabilities	1,648	1,334
Deferred revenue	8	10
Bridge note payable – related party, at fair value	1,544	2,925
Income taxes payable	23	20
Total Current Liabilities	3,731	4,832

Long-Term Liabilities:
Uncertain tax position liability	213	—
Derivative liability	41	159
Total Long-Term-Liabilities	254	159
Total Liabilities	3,985	4,991

Stockholders’ Equity (Deficit):
Common stock, par value $0.01 per share, authorized 75,000,000; 5,777,578 issued in
2008 and 5,776,750 issued in 2009	58	58
Paid-in-capital	132,781	133,221
Accumulated deficit	(117,570)	(120,142)
Common stock in treasury, at cost, 1,005,092 shares in both 2008 and 2009	(13,754)	(13,754)
Total MTI stockholders’ equity (deficit)	1,515	(617)
Noncontrolling interest	11	(45)
Total Equity (Deficit)	1,526	(662)
Total Liabilities and Stockholders’ Equity (Deficit)	$5,511	$4,329

The accompanying notes are an integral part of the condensed consolidated financial statements.

Mechanical Technology, Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2008 and 2009

(Dollars in thousands, except per share)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Product revenue	$1,400	1,439	$5,100	$4,298
Funded research and development revenue	399	526	881	1,584
Total revenue	1,799	1,965	5,981	5,882
Operating costs and expenses:
Cost of product revenue	835	584	2,501	1,877
Research and product development expenses:
Funded research and product development	819	1,054	1,809	3,176
Unfunded research and product development	1,127	292	5,281	1,028
Total research and product development expenses	1,946	1,346	7,090	4,204
Selling, general and administrative expenses	2,347	698	7,017	2,343
Operating loss	(3,329)	(663)	(10,627)	(2,542)
Interest expense	(5)	(69)	(5)	(171)
Gain (loss) on derivatives	(65)	(150)	601	(118)
Gain on sale of securities available for sale	405	—	1,087	—
Other (expense) income, net	(10)	(20)	28	4
Loss before income taxes and non-controlling interest	(3,004)	(902)	(8,916)	(2,827)
Income tax benefit (expense)	(1,058)	—	(1,820)	199
Net loss, net of tax	(4,062)	(902)	(10,736)	(2,628)
Plus: Net loss attributed to noncontrolling interest	46	18	255	56

Net loss attributed to MTI	$(4,016)	(884)	$(10,481)	$(2,572)

Loss per Share (Basic and Diluted):
Loss per share	$(.84)	(.19)	$(2.20)	$(.54)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss (Unaudited)
For the Nine Months Ended September 30, 2008 and 2009

(Dollars in thousands)	Nine Months Ended
	September 30,
	2008	2009
Common Stock
Balance, beginning	$58	$58
Balance, ending	$58	$58
Paid-In Capital
Balance, beginning	$132,065	$132,781
Stock-based compensation	659	440
MTI MicroFuel Cell Investment	(123)	—
Balance, ending	$132,601	$133,221
Accumulated Deficit
Balance, beginning	$(105,066)	$(117,570)
Net loss	(10,481)	(2,572)
Balance, ending	$(115,547)	$(120,142)
Accumulated Other Comprehensive Income (Loss):
Unrealized gain (loss) on securities available for sale, net of taxes
Balance, beginning	$500	$—
Change in unrealized (loss) gain on securities available for sale (net of taxes of $0 in 2008
and 2009)	(292)	—
Less reclassification adjustment for gains included in net income (net of taxes of $0 in 2008
and 2009)	(457)	—
Balance, ending	$(249)	$—
Treasury Stock
Balance, beginning	$(13,754)	$(13,754)
Balance, ending	$(13,754)	$(13,754)
Noncontrolling Interest (NCI)
Balance, beginning	$143	$11
Net loss attributed to NCI	(132)	(56)
Balance, ending	$11	$(45)
Total Stockholders’ Equity
Balance, ending	$3,120	$(662)
Total Comprehensive (Loss):
Net loss	$(10,481)	$(2,572)
Other comprehensive (loss):
Reclassification of gains included in net income, net of taxes	(457)	—
Change in unrealized (loss) gain on securities available for sale, net of taxes	(292)	—
Total comprehensive (loss)	$(11,230)	$(2,572)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2008 and 2009

(Dollars in thousands)	Nine Months Ended September 30,
	2008	2009
Operating Activities
Net (loss)	$(10,736)	$(2,628)
Adjustments to reconcile net loss to net cash used by operating activities:
(Gain) loss on derivatives	(601)	118
Depreciation and amortization	631	486
Gain on sale of securities available for sale	(1,087)	—
Deferred income taxes	1,799	—
Stock based compensation	659	440
Allowance for doubtful accounts	18	—
Changes in operating assets and liabilities:
Accounts receivable	636	(128)
Inventories	(213)	442
Prepaid expenses and other current assets	(87)	(32)
Accounts payable	580	35
Income taxes payable	11	(216)
Deferred revenue	(117)	2
Accrued liabilities	(35)	(314)
Accrued liabilities – related parties	-	171
Net cash used by operating activities	(8,542)	(1,624)

Investing Activities
Purchases of property, plant and equipment	(190)	—
Proceeds from sale of securities available for sale	2,932	—
Net cash provided by investing activities	2,742	—

Financing Activities
Proceeds from short-term debt	1,500	1,210
Net cash provided by financing activities	1,500	1,210
Decrease in cash and cash equivalents	(4,300)	(414)
Cash and cash equivalents - beginning of period	7,650	1,662
Cash and cash equivalents - end of period	$3,350	$1,248

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

MTI Micro was formed on March 26, 2001, and is developing Mobion® cord-free power packs to replace current lithium-ion and similar rechargeable battery systems in many handheld electronic devices for the military and consumer markets. Mobion® power packs are based on direct methanol fuel cell technology which has been recognized as enabling technology for advanced portable power sources by the scientific community and industry analysts. As the need for advancements in portable power increases, MTI Micro is developing Mobion® cord-free rechargeable power pack technology as a compelling solution for powering the multi-billion dollar portable electronics market. As of September 30, 2009, the Company owned approximately 97% of MTI Micro’s outstanding common stock.

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

2. Liquidity and Going Concern

The Company has incurred significant losses as it continued to fund the direct methanol fuel cell product development and commercialization programs of its majority owned subsidiary, MTI Micro, and had a consolidated accumulated deficit of $120.1 million and working capital deficit of $1.5 million at September 30, 2009. Because of these losses, limited current cash and cash equivalents, negative cash flows and accumulated deficit, the report of the Company’s independent registered public accounting firm for the year ended December 31, 2008 expressed substantial doubt about the Company’s ability to continue as a going concern.

Throughout 2008, the Company sold its remaining 1,137,166 shares of Plug Power Inc. (“Plug Power”) common stock with proceeds totaling $3.0 million and gains totaling $1.0 million. These proceeds reflect the Company’s previous strategy to raise additional capital through the sale of Plug Power common stock in order to fund MTI Micro operations. During the first nine months of 2008, the Company sold 1,038,116 shares of Plug Power common stock with proceeds totaling $2.9 million and gains totaling $1.1 million.

At present, the Company does not expect to continue to fund MTI Micro. Based on the Company’s projected cash requirements for operations and capital expenditures and its current cash and cash equivalents of $1.2 million at September 30, 2009, management believes it will have adequate resources to fund its current operations, excluding MTI Micro operations, through 2010. Since the company will no longer fund MTI Micro, the subsidiary has sought other sources of funding.

In September 2008, MTI Micro issued bridge notes to investors, including MTI, in the form of conversion of existing debt of $700,000, Dr. Walter L. Robb, a member of the Company’s Board of Directors, and a fund managed by Dr. Robb, totaling $2.2 million. In February 2009, MTI Micro issued additional bridge notes to the fund managed by Dr. Robb in the amount of $500,000. On April 15, 2009, MTI Micro, a new investor and the fund managed by Dr. Robb agreed to amend the bridge notes to permit MTI Micro to sell additional bridge notes from time to time with an additional principal amount of up to $800,000 in increments not to exceed $165,000 per month. As of September 30, 2009 and November 11, 2009, MTI Micro has drawn down $710,000 from these additional bridge notes. (See Note 7 for further information).

On April 16, 2009, MTI Micro was awarded a cost share funding grant of $2.4 million from the United States Department of Energy (DOE) as part of the DOE’s $41.9 million in American Recovery and Reinvestment Act funding for fuel cell technology. As of November 11, 2009, $1,584,550 has been billed and paid by the DOE under this grant.

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

There is no guarantee that resources will be available to MTI Micro on terms acceptable to it, or at all, or that such resources will be received in a timely manner, if at all, or that MTI Micro will be able to reduce its expenditure run-rate further without materially and adversely affecting its business. MTI Micro had cash and cash equivalents as of September 30, 2009 of $569 thousand. Subsequent to September 30, 2009, MTI Micro collected outstanding receivable billings from the DOE of $177 thousand. Additionally, MTI Micro has $90,000 of available borrowing capacity through the Bridge Note, and the remaining $815 thousand for the DOE contract as work is performed. With these resources, management currently believes it will have adequate resources to fund its MTI Micro operations through the fourth quarter of 2009.

3. Basis of Presentation

In the opinion of management, our Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for presentation of Financial Statements for interim periods in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and with the instructions to Form 10-Q in Article 10 of SEC Regulation S-X. The results of operations for the interim periods presented are not necessarily indicative of results for the full year.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2008 has been derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2008 and 2009, as adjusted for the new guidance regarding noncontrolling interests.

Revenue Recognition—Prototype Evaluation Agreements

The Company recognizes income derived from its micro fuel cell prototype evaluation agreements, where the Company receives a lump-sum amount from Original Equipment Manufacturers (“OEMs”) which are testing the Company’s Mobion® prototypes for an OEM-specific application, upon delivery of the evaluation prototypes. These prototypes are returned to the Company once the evaluation period expires. There are no warranties given to any OEM regarding these prototypes, and each evaluation agreement is considered a customer specific arrangement. The costs associated with executing these prototype evaluation arrangements are expensed in research and development expense as they are incurred. Income derived from these arrangements is recorded in the Consolidated Statements of Operations in the line titled “Other income (expense), net.” For the three and nine months ended September 30, 2009, MTI recognized $0 and $20,000 respectively.

Reverse Stock Split

Unless otherwise noted, all capital values, share, and per share amounts in the consolidated financial statements have been retroactively adjusted for the effects of the Company’s reverse split of its issued and outstanding common stock at a rate of 1-for-8 which became effective on May 16, 2008. This action was approved by stockholders on May 15, 2008.

Subsequent Events

The Company has performed an evaluation of subsequent events through November 12, 2009, which is the date the financial statements were issued.

4. Recently Adopted Accounting Standards

In December 2007, the FASB revised the authoritative guidance for business combinations, which establishes that all business combinations are still required to be accounted for at fair value under the acquisition method of accounting but it changed the method of applying the acquisition method in a number of significant aspects. The guidance is effective on a prospective basis for all business combinations for which the acquisition date is on or after the beginning of the first annual period subsequent to December 15, 2008, with the exception of the accounting for valuation allowances on deferred taxes and acquired tax contingencies. Adjustments made to valuation allowances on deferred taxes and acquired tax contingencies associated with acquisitions that closed prior to the effective date of the policy would also apply the provisions of this policy. The Company’s adoption of this guidance on January 1, 2009 did not have a material effect on its financial statements.

In December 2007, the FASB issued authoritative guidance which establishes reporting standards that require companies to more clearly identify in the financial statements and disclose the impact of noncontrolling interests in a consolidated subsidiary on the consolidated financial statements. Noncontrolling interests are now classified as equity in the financial statements. The consolidated income statement is presented by requiring net income to include the net income for both the parent and the noncontrolling interests, with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share continues to be based on income amounts attributable to the parent. Prior period amounts related to noncontrolling interests have been reclassified to conform to the current period presentation. The Company adopted this guidance on January 1, 2009.

In March 2008, the FASB issued authoritative guidance regarding disclosures about derivative instruments and hedging activities, which requires enhanced disclosures about derivative instruments and is effective for fiscal periods beginning after November 15, 2008. This was effective for our Company on January 1, 2009, and will be applied prospectively. Other than the required disclosures (see Note 9), the adoption of new guidance had no impact on the Financial Statements.

In April 2008, the FASB issued authoritative guidance regarding the determination of the useful life of intangible assets. This guidance amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset and requires enhanced disclosures relating to: (a) the entity’s accounting policy on the treatment of costs incurred to renew or extend the term of a recognized intangible asset; (b) in the period of acquisition or renewal, the weighted-average period prior to the next renewal or extension (both explicit and implicit), by major intangible asset class and (c) for an entity that capitalizes renewal or extension costs, the total amount of costs incurred in the period to renew or extend the term of a recognized intangible asset for each period for which a statement of financial position is presented, by major intangible asset class. The Company’s adoption of this Standard on January 1, 2009 did not have a material effect on its financial statements.

In May 2008, the FASB issued authoritative guidance pertaining to the hierarchy of generally accepted accounting principles, which identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The FASB does not expect that this will result in a change in current practice. However, transition provisions have been provided in the unusual circumstance that the application of the provisions of this guidance results in a change in practice and is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The Company’s adoption of this on January 1, 2009 did not have a material effect on its financial statements.

In May 2008, the FASB issued authoritative guidance for the accounting for convertible debt instruments that may be settled in cash upon conversion including partial cash settlement. This applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative. This also requires the issuer to separately account for the liability and equity components of convertible debt instruments in a manner that reflects the issuer’s nonconvertible debt borrowing rate on the instrument’s issuance date when interest cost is recognized. The Company’s adoption of this Standard on January 1, 2009 did not have a material effect on its financial statements.

In June 2008, the FASB issued authoritative guidance to determine whether instruments granted in share-based payment transactions are participating securities. This guidance states that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method. The Company’s adoption of this Standard on January 1, 2009 did not have a material effect on its financial statements.

In April 2009, the FASB issued authoritative guidance which provides instruction for estimating fair value when the volume and level of activity for an asset or liability have significantly decreased in relation to normal market activity for the asset or liability, and for identifying circumstances that may indicate that a transaction is not orderly. Additionally, the guidance requires disclosure about fair value measurements in interim and annual reporting periods. The guidance is effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of this Standard on January 1, 2009 did not have a material effect on its financial statements.

In April 2009, the FASB issued authoritative guidance on the timing of impairment recognition and greater clarity about the credit and noncredit components of impaired debt securities that are not expected to be sold. The guidance also requires additional disclosures about impairments in interim and annual reporting periods and was effective for interim and annual reporting periods ending after June 15, 2009. The Company’s adoption of this Standard on January 1, 2009 did not have a material effect on its financial statements.

In June 2009, the FASB issued the FASB Accounting Standards Codification (Codification). The Codification became the single source of all authoritative GAAP recognized by FASB to be applied for financial statements issued for periods ending after September 15, 2009. The Codification did not change GAAP and did not have a material affect on our financial position, results of operations or liquidity.

5. Accounts Receivable

Receivable balances consist of the following at:

(Dollars in thousands)		Test and
		Measurement	Consolidated
	New Energy	Instrumentation	Totals
December 31, 2008
U.S. and State Government	$102	$4	$106
Commercial	15	419	434
Total	$117	$423	$540

September 30, 2009
U.S. and State Government	$177	$57	$234
Commercial	—	434	434
Total	$177	$491	$668

For the nine months ended September 30, 2008 and 2009, a single commercial customer represented 14.8% and 12.5%, respectively, and a U.S. governmental agency represented 16.5% and 16.9%, respectively, of the Company’s instrumentation segment product revenue. As of December 31, 2008 and September 30, 2009, this commercial customer represented 6.3% and 27.9%, respectively, and this U.S. governmental agency represented 1.0% and 11.6%, respectively, of the Company’s instrumentation segment accounts receivable.

For the nine months ended September 30, 2009, 100% of the accounts receivable of the new energy segment is due from a U.S. governmental agency.

6. Inventories, net

Inventories, net consist of the following at:

(Dollars in thousands)	Dec. 31,	Sept. 30,
	2008	2009
Finished goods	$772	$542
Work in process	449	379
Raw materials, net	288	146
	$1,509	$1,067

7. Bridge note payable – related party, at fair value

On September 18, 2008, MTI Micro executed a Bridge Note and Warrant Purchase Agreement (the “Purchase Agreement”), Secured Convertible Promissory Note Agreements (the “Bridge Notes”), Security Agreement (the “Security Agreement”) and Warrant Agreements (the “Warrants”) with the Company and other accredited investors, including Dr. Walter L. Robb, a member of the Company’s Board of Directors, and a fund managed by Dr. Robb (the “Other Investors”, and together with the Company, the “Investors”). The Bridge Notes allowed MTI Micro to borrow up to an aggregate of $2.2 million, including conversion of outstanding debt totaling $700,000 owed to the Company. Under this agreement, MTI Micro closed on $1.5 million of funding from Other Investors and $700,000 from the Company on September 18, 2008.

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

On April 15, 2009, MTI Micro and the Investors agreed to amend the Bridge Notes (“Amendment No. 2”) to permit MTI Micro to sell additional Bridge Notes with an additional principal amount of up to $800,000 to an additional investor and the fund managed by Dr. Robb, and to extend the maturity date from May 31, 2009 to March 31, 2010 (the “Maturity Date”). MTI Micro has borrowed an additional $710,000 through November 11, 2009.

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

The Bridge Notes have an interest rate of 10%, compounded annually. Accrued interest at September 30, 2009 was $215,000. MTI Micro has used the proceeds for general corporate purposes, including development and commercialization activities in support of its portable power source products. The Bridge Notes were issued in private placements with accredited investors and were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, as amended.

The bridge note payable has been accounted for as a liability, as it represents a financial instrument with an obligation that requires settlement by issuance of a variable number of the issuer’s equity shares that has a value equal to a fixed monetary amount.

Depending on the valuation of MTI Micro at the time of conversion, the Company’s ownership position in MTI Micro could be substantially diluted, and the Company may no longer have sufficient equity to control the operations of MTI Micro. If MTI Micro and holders of a majority interest of the Bridge Notes cannot agree upon the valuation and terms of a negotiated conversion, and do not consummate such negotiated conversion within thirty (30) days following the Maturity Date, then all principal and accrued interest outstanding under the Bridge Notes shall be due and payable upon demand by the holders at any time thereafter.

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

The Bridge Notes contain customary negative covenants for loans of this type, including limitations on MTI Micro’s ability to incur indebtedness, issue securities, and dispose of assets. As of September 30, 2009, MTI Micro was not in default. The Bridge Notes are secured by all of MTI Micro’s assets (including intellectual property) and are senior to all other debts and obligations of MTI Micro in accordance with the provisions of a Security Agreement among MTI Micro and the Investors.

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

As of September 30, 2009, the Company owned approximately 97% of MTI Micro. MTI Micro’s financial results are presently consolidated into the Company’s financial information. Conversion of the Bridge Notes and exercise of the Warrants into equity of MTI Micro by the Other Investors besides the Company could result in substantial dilution of the Company’s ownership interest in MTI Micro, and could result in the Company deconsolidating future financial results of MTI Micro.

8. Income Taxes

The Company’s effective income tax (expense) rate from operations differed from the federal statutory rate for each of the three and nine months ended September 30 as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Federal statutory tax rate	34.00%	34.00%	34.00%	34.00%
State taxes, net of federal tax effect	.62	5.00	2.82	5.77
Change in valuation allowance	(35.07)	(33.37)	(41.33)	(38.34)
Disproportionate tax effect of reclassification adjustment for
gains included in net income (loss)	(29.74)	—	(17.15)	—
Minimum State Income Tax YTD - Estimated	—	—	—	.12
Reversal of Uncertain Tax Position for NYS Settlement	—	—	—	6.86
Permanent tax difference on derivative valuation	(0.87)	(5.65)	2.70	(1.42)
Other, net	(4.16)	.02	(1.45)	.05
Tax rate	(35.22)%	0.00%	(20.41)%	7.04%

Income tax (expense) benefit for the three and nine months ended September 30 consists of the following:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Operations before noncontrolling interest
Federal	$—	$—	$—	$—
State	(6)	—	(21)	199
Deferred	(1,052)	—	(1,799)	—
Total	$(1,058)	$—	$(1,820)	$199

The valuation allowance at December 31, 2008 and September 30, 2009 was $27,880 thousand and $28,964 thousand, respectively, and represents a full valuation allowance. The valuation allowance reflects the estimate that it is more likely than not that the net deferred tax assets in excess of deferred tax liabilities may not be realized.

At September 30, 2009, the Company has unused Federal net operating loss carry forwards of approximately $66 million. The Company's and/or its subsidiaries’ ability to utilize their net operating loss carryforwards may be significantly limited by Section 382 of the Internal Revenue Code of 1986, as amended, if the Company or any of its subsidiaries undergoes an “ownership change” as a result of subsequent changes in the ownership of the Company's or its subsidiaries’ outstanding stock pursuant to the exercise of the warrants, the conversion of the bridge notes, or otherwise. A corporation generally undergoes an “ownership change” when the ownership of its stock, by value, changes by more than 50 percentage points over any three-year testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change net operating loss carryforwards and certain recognized built-in losses.

As of September 30, 2009, although no formal 382 study has been performed, the Company and its subsidiaries do not appear to have had an ownership change for Section 382 purposes. However, when combined with the changes that the Company has experienced through September 30, 2009, any additional change in ownership that could result from the conversion of MTI Micro’s bridge notes payable is likely to trigger a Section 382 ownership change that will subject MTI Micro’s net operating loss carryforwards to significant annual Section 382 limitations and will likely result in MTI Micro no longer being permitted to be included in Mechanical Technology, Inc. and Subsidiaries' consolidated federal and combined New York State tax returns, resulting in Mechanical Technology, Inc. not being able to utilize MTI Micro's net operating losses.

MTI Micro’s separate company net operating loss carryforwards as of September 30, 2009, which are currently included with Mechanical Technology, Inc.'s consolidated net operating loss carryforwards, equal approximately $62 million.

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

9. Stockholders’ Equity (Deficit)

Changes in common shares issued and treasury stock outstanding are as follows:

	Year Ended	Nine Months Ended
	Dec. 31, 2008	Sept. 30, 2009
Common Shares
Balance, beginning	5,777,578	5,776,750
Fractional shares redeemed during reverse stock split	(203)	—
Forfeiture of restricted stock grant	(625)	—
Balance, ending	5,776,750	5,776,750

Warrants/ Derivatives

On December 20, 2006, the Company issued warrants to investors to purchase 378,472 shares of the Company’s common stock at an exercise price of $18.16 per share.

The Company held or has outstanding the following derivative financial instruments:

	Dec. 31,	Sept. 30,
	2008	2009	Expiration
Derivatives issued:
Warrants, exercisable beginning June 20, 2007, to purchase the Company’s
common stock issued to three investors at a purchase price of $18.16 per share	378,472	378,472	12/19/2011

The estimated fair value of this warrant at time of issue was determined using a Black-Scholes Option Pricing model and assumptions similar to those used for valuing the Company’s employee stock-based compensation.

On January 1, 2009, we adopted a newly issued accounting standard regarding disclosure of derivative instruments. We recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. The fair value of the derivative is recorded in the “Derivative liability” line on the financial statements, and is valued quarterly using the Black-Scholes Option Pricing Model. The significant assumptions used for the valuations are as follows:

	Dec. 31,	Sept. 30,
	2008	2009
Expected life of option (number of days)	1,084	811
Risk-free interest rate	1.55%	1.08%
Expected volatility of stock	93.45%	152.55%
Expected dividend yield	None	None

The fair value of the warrants at December 31, 2008 and September 30, 2009 was $41 thousand and $159 thousand, respectively. Gains (losses) on derivatives are included in “Gain (loss) on derivatives” in the Consolidated Statement of Operations. During the nine month periods ending September 30, 2009 and September 30, 2008 the Company recognized a gain (loss) on derivatives of $(118,000) and $601,000, respectively.

The Company accounts for derivative instruments and embedded derivative instruments in accordance with ASC 815, Derivatives and Hedging. The standard requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. A contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument can be included in equity, with no fair value adjustments required. Based on the terms and conditions of the warrants discussed above, the instrument does not qualify to be designated as an equity instrument and is therefore recorded as a derivative liability.

Reservation of Shares

The Company has reserved common shares for future issuance as of September 30, 2009 as follows:

Stock options outstanding	751,663
Stock options available for issuance	342,466
Warrants outstanding	378,472
Number of common shares reserved	1,472,601

On September 19, 2009, the Company amended its 2006 Equity Incentive Plan to increase the shares authorized for issuance by 350,000 shares.

Loss per Share

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations for the three and nine months ended September 30:

(Dollars in thousands, except shares)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Numerator:
Net loss	$(4,016)	$(884)	$(10,481)	$(2,572)

Denominator:
Basic EPS:
Common shares outstanding, beginning of period	4,771,658	4,771,658	4,772,486	4,771,658
Weighted average common shares issued during the period	—	—	—	—
Weighted average restricted shares forfeited during period	—	—	(220)	—
Weighted average common shares redeemed during the period
in conjunction with the reverse stock split	—	—	(102)	—
Effect of non-vested restricted stock	—	—	220	—
Denominator for basic earnings per common shares –
Weighted average common shares	4,771,658	4,771,658	4,772,384	4,771,658

Diluted EPS:
Common shares outstanding, beginning of period	4,771,658	4,771,658	4,772,486	4,771,658
Weighted average common shares issued during the period	—	—	—	—
Weighted average restricted shares forfeited during period	—	—	(220)	—
Weighted average common shares redeemed during the period
in conjunction with the reverse stock split	—	—	(102)	—
Effect of non-vested restricted stock due to anti-dilutive effect	—	—	220	—
Denominator for diluted earnings per common shares –
Weighted average common shares	4,771,658	4,771,658	4,772,384	4,771,658

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

Not included in the computation of earnings per share, assuming dilution for the three and nine months ended September 30, 2009, were options to purchase 751,663 shares of the Company’s common stock, warrants to purchase 378,472 shares of the Company’s common stock, and options to purchase 17,939 shares of MTI Micro’s common stock. These potentially dilutive items were excluded because the Company incurred a loss for this period and their inclusion would be anti-dilutive.

10. Fair Value Measurement

The estimated fair value of certain financial instruments, including cash, cash equivalents and short-term debt approximates their carrying value due to their short maturities and varying interest rates. “Fair value” is the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation methods, the Company is required to provide the following information according to the fair value accounting standards. These standards established a fair value hierarchy that ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities are classified and disclosed in one of the following three categories:

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

In determining the appropriate levels, the Company performs a detailed analysis of financial assets and liabilities. At each reporting period, all assets and liabilities for which the fair value measurements are based upon significant unobservable inputs are classified as Level 3.

The following is a summary of the Company’s fair value instruments categorized by their associated fair value input level:

(Dollars in thousands)
				Balance at
Balance Sheet Classification	Level 1	Level 2	Level 3	Sept. 30, 2009
Financial Liabilities:
Derivative liability	$—	$—	$159	$159
Bridge note payable	—	2,925	—	2,925
Total fair value of liabilities	$—	$2,925	$159	$3,084

The following is a rollforward of Level 3 fair value instruments for the twelve months ended December 31, 2008:

(Dollars in thousands)
		Total (Gains) /
	Beginning	Losses	Purchases,	Ending
	Balance as of	Realized and	Issuances, Sales	Balance as of
Instrument	Jan. 1, 2008	Unrealized	and Settlements	Dec. 31, 2008
Derivative liability	$696	$(655)	$—	$41
Total Level 3 instruments	$696	$(655)	$—	$41

The following is a rollforward of Level 3 fair value instruments for the nine months ended September 30, 2009:

(Dollars in thousands)
		Total (Gains) /
	Beginning	Losses	Purchases,	Ending
	Balance as of	Realized and	Issuances, Sales	Balance as of
Instrument	Jan. 1, 2009	Unrealized	and Settlements	Sept. 30, 2009
Derivative liability	$41	$118	$—	$159
Total Level 3 instruments	$41	$118	$—	$159

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

(Dollars in thousands)		Test and			Condensed
		Measurement		Reconciling	Consolidated
	New Energy	Instrumentation	Other	Items	Totals
Three months ended September 30, 2008
Product revenue	$—	$1,400	$—	$—	$1,400
Funded research and development revenue	399	—	—	—	399
Research and product development expenses	1,571	375	—	—	1,946
Selling, general and administrative expenses	504	516	1,327	—	2,347
Gain on sale of securities available for sale	360	—	45	—	405
Segment loss from operations before income taxes
and noncontrolling interest	(1,726)	(453)	(825)	—	(3,004)
Segment (loss) profit	(1,726)	(453)	(1,883)	46	(4,016)
Total assets	3,550	2,440	1,895	—	7,885
Securities available for sale	—	—	98	—	98
Capital expenditures	5	—	—	—	5
Depreciation and amortization	151	32	17	—	200

Three months ended September 30, 2009
Product revenue	$—	$1,439	$—	$—	$1,439
Funded research and development revenue	526	—	—	—	526
Research and product development expenses	1,129	217	—	—	1,346
Selling, general and administrative expenses	(35)	384	349	—	698
Segment (loss) / profit from operations before
income taxes and noncontrolling interest	(688)	130	(344)	—	(902)
Segment (loss) profit	(688)	130	(344)	18	(884)
Total assets	1,704	1,783	1,616	(774)	4,329
Securities available for sale	—	—	—	—	—
Capital expenditures	—	—	—	—	—
Depreciation and amortization	116	25	10	—	151

(Dollars in thousands)		Test and			Condensed
		Measurement		Reconciling	Consolidated
	New Energy	Instrumentation	Other	Items	Totals
Nine months ended September 30, 2008
Product revenue	$—	$5,100	$—	$—	$5,100
Funded research and development revenue	881	—	—	—	881
Research and product development expenses	5,753	1,337	—	—	7,090
Selling, general and administrative expenses	1,875	1,955	3,187	—	7,017
Gain on sale of securities available for sale	1,042	—	45	—	1,087
Segment loss from operations before income taxes
and noncontrolling interest	(7,652)	(1,085)	(179)	—	(8,916)
Segment (loss) profit	(7,652)	(1,085)	(1,999)	255	(10,481)
Total assets	3,550	2,440	1,895	—	7,885
Securities available for sale	—	—	98	—	98
Capital expenditures	113	60	17	—	190
Depreciation and amortization	478	99	54	—	631

Nine months ended September 30, 2009
Product revenue	$—	$4,298	$—	$—	$4,298
Funded research and development revenue	1,584	—	—	—	1,584
Research and product development expenses	3,451	753	—	—	4,204
Selling, general and administrative expenses	2	1,254	1,087	—	2,343
Segment (loss) / profit from operations before
income taxes and noncontrolling interest	(2,127)	105	(805)	—	(2,827)
Segment (loss) profit	(2,127)	105	(606)	56	(2,572)
Total assets	1,704	1,783	1,616	(774)	4,329
Securities available for sale	—	—	—	—	—
Capital expenditures	—	—	—	—	—
Depreciation and amortization	375	79	35	—	489

The following table presents the details of “Other” segment (loss) profit:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2009	2008	2009
Corporate and other (expenses) income:
Depreciation and amortization	$(17)	$(10)	$(54)	$(35)
Interest income	2	18	60	54
Gain (loss) on derivatives	(65)	(150)	601	(118)
Income tax (expense) benefit	(1,058)	—	(1,820)	199
Other expense, net	(745)	(202)	(786)	(706)
Total income (expense)	$(1,883)	$(344)	$(1,999)	$(606)

12. Commitments and Contingencies

Lawrence Litigation

On September 9, 1998, Barbara Lawrence, the Lawrence Group, Inc. (“Lawrence”) and certain other Lawrence-related entities (“Plaintiffs”) initially filed suit in the United States Bankruptcy Court for the Northern District of New York (“Bankruptcy Court”) and the United States District Court for the Northern District of New York (“District Court”), which were subsequently consolidated in the District Court, against First Albany Corporation, now known as Broadpoint Capital, Inc. (“BCI”), the Company, Dale Church, Edward Dohring, Beno Sternlicht, Alan Goldberg and George McNamee (Church, Dohring, Sternlicht, Goldberg and McNamee are former Directors of the Company), Marty Mastroianni (former President and Chief Operating Officer of the Company) and 33 other individuals (“Defendants”) who purchased a total of 820,909 shares (307,841 post-split and reverse split) of the Company’s stock from the Plaintiffs. The case concerned the Defendants’ 1997 purchase of the Company’s common stock from the Plaintiffs at the price of $2.25 per share ($6.00 per share post split and reverse split). BCI acted as Placement Agent in connection with the negotiation and sale of the shares, including in proceedings before the Bankruptcy Court, which approved the sale in September 1997.

Plaintiffs claimed that the Defendants failed to disclose material inside information to the Plaintiffs in connection with the sale and that the $2.25 per share ($6.00 per share post split and reverse split) purchase price was unfair. Plaintiffs were seeking damages of $5 million plus punitive damages and costs. In April 1999, Defendants filed a motion to dismiss the amended complaint, which was denied by the Bankruptcy Court. On appeal in October 2000, Plaintiffs’ claims were dismissed by the District Court. In November 2000, Plaintiffs filed an appeal of that dismissal with the United States Court of Appeals for the Second Circuit. In June 2002, the Second Circuit Court of Appeals reversed the District Court decision in part and remanded the case for further consideration of the Plaintiffs’ claims as motions to modify the Bankruptcy Court sale order. The Plaintiffs’ claims were referred back to the Bankruptcy Court for such consideration. During late 2008 and early 2009, the Bankruptcy Court conducted an eleven day hearing on Plaintiffs' claims. On February 27, 2009, the Bankruptcy Court issued a decision in which it held that Plaintiffs' claims had no merit and denied the motions to modify the Bankruptcy Court sale order. Subsequently, the parties entered into an agreement pursuant to which the Plaintiffs, inter alia, gave general releases to the Defendants (including MTI) in exchange for a payment of $100,000 by BCI; MTI made no payment in connection with that agreement, which was approved by the Bankruptcy Court and became final in September, 2009.

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

The Company’s future minimum rental payments required under non-cancelable operating leases are (dollars in thousands): $107 remaining in 2009, $277 in 2010, $272 in 2011 and $273 in 2012 and $553 for 2013 and thereafter.

Warranties

Below is a reconciliation of changes in product warranty liabilities:

(Dollars in thousands)	Nine Months Ended
	September 30,
	2008	2009
Balance, January 1	$72	$31
Accruals for warranties issued	38	21
Settlements made (in cash or in kind)	(19)	(12)
Balance, end of period	$91	$40

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

Employment Agreements

The Company has employment agreements with certain employees that provide severance payments, certain other payments, accelerated vesting and exercise extension periods of certain options upon termination of employment under certain circumstances, as defined in the applicable agreements. As of September 30, 2009, the Company’s potential minimum cash obligation to these employees was approximately $655 thousand.

13. Restructuring

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

Overview
We are developing and commercializing off-the-grid rechargeable power sources for portable electronics. We have developed a patented, proprietary direct methanol fuel cell technology platform called Mobion, which generates electrical power using up to 100% methanol as fuel. Our proprietary fuel cell power solution consists of two primary components integrated in an easily manufactured device: the direct methanol fuel cell power engine, which we refer to as our Mobion Chip, and methanol replacement cartridges. Our Mobion Chip weighs less than one ounce and is small enough to fit in the palm of one’s hand. The methanol used by the technology is fully biodegradable. We believe we are the only micro fuel cell developer to have demonstrated power density of over 84 mW/cm2 while producing more than 1,800 Wh/kg of energy from the direct methanol fuel feed. For these reasons, we believe our technology offers a compelling alternative to lithium-ion and similar rechargeable battery systems currently used by original equipment manufacturers and branded partners, or OEMs, in many handheld electronic devices, such as mobile phones (including smart phones) and mobile phone accessories, digital cameras, portable media players, personal digital assistants (PDAs), and global positioning system (GPS) devices. We believe our platform will facilitate the development of numerous product advantages, including small size, environmental friendliness, and simplicity of design, all critical for commercialization in the consumer market, and can be implemented as three different product options: a compact external charging device, a snap-on or attached power accessory, or a lithium-ion battery replacement embedded fuel cell power solution. We have strategic arrangements with Samsung Electronics, an OEM of mobile phone accessories, with a global Japanese consumer electronics company, with a U.S. based developer and marketer of universal chargers, with a power tool manufacturer, and with Trident Systems, a defense contractor. We also have a letter of intent with Duracell, part of the Procter & Gamble Company. Our goal is to become a leading provider of portable power for handheld electronic devices and, assuming available financing, we currently intend to commercialize Mobion products in the summer of 2010, due to time necessary for on-going customer prototype testing.

Our Mobion technology eliminates the need for active water recirculation pumps or the inclusion of water as a fuel dilutant. The water required for the electrochemical process is transferred internally within the Mobion Chip from the site of water generation on the air-side of the cell. This internal flow of water takes place without the need for any pumps, complicated re-circulation loops or other micro-plumbing tools. Our Mobion technology is protected by a patent portfolio that includes 53 issued patents and 70 pending U.S. and international patent applications, covering five key technologies and manufacturing areas.

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

Several key indicators of our liquidity are summarized in the following table:

	Nine Months Ended
(Dollars in thousands)	September 30,
	2008	2009
Cash and cash equivalents	$3,350	$1,248
Securities available for sale	98	—
Working capital (deficit)	1,708	(1,545)
Net loss	(10,481)	(2,572)
Net cash used in operating activities	(8,542)	(1,624)
Purchase of property, plant and equipment	(190)	—

From inception through September 30, 2009, we have incurred an accumulated deficit of $120 million, and we expect to incur losses for the foreseeable future as we continue micro fuel cell product development and commercialization programs. We expect that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, our operating results, the availability of equity financing, and the ability to attract government funding resources to offset research and development costs.

At present, the Company does not expect to continue to fund MTI Micro’s development and commercialization of its portable power source products. MTI Micro had cash and cash equivalents as of September 30, 2009 of $569 thousand. Subsequent to September 30, 2009, MTI Micro collected outstanding receivable billings from the DOE of $177 thousand. Additionally, MTI Micro has $90,000 of available borrowing capacity through the Bridge Note, and the remaining $815 thousand for the DOE contract as work is performed. With these resources, management currently believes it will have adequate resources to fund its MTI Micro operations through the fourth quarter of 2009.

MTI Micro will be required to raise additional funds through issuance of its equity or debt, government funding and/or explore other strategic alternatives including but not limited to the sale of assets and/or the company. If MTI Micro is unable to raise additional financing in the fourth quarter of 2009, it may be required to discontinue its business operations. Based upon projected cash requirements and current cash and cash equivalents for MTI Instruments, along with cash necessary to operate the public parent company, we believe that we will have adequate resources to fund MTI Instruments and the public parent company through 2010.

Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2009 Compared to the Three and Nine Months Ended September 30, 2008.

Product Revenue. Product revenue in our test and measurement instrumentation business for the three months ended September 30, 2009 increased in comparison to the same period in 2008 by $39,000, or 2.8%, to $1.44 million. The revenue increase was primarily the result of a $385,000 increase in general instrumentation sales, driven by the shipment of five custom OEM gauging systems during the quarter. This increase was partially offset by a $281,000 decrease in aviation product sales and a $65,000 decrease in semiconductor/solar metrology tool sales.

Product revenue in our test and measurement instrumentation business for the nine months ended September 30, 2009 decreased in comparison to the same period in 2008 by $802,000, or 15.7%, to $4.3 million. The revenue decrease was attributable to a $488,000 drop in semiconductor/solar metrology tool sales, a $255,000 decrease in aviation business and a $55,000 decline in general instrumentation sales.

As a result of the timing in receiving the new Air Force maintenance contract, significant slowdowns in the semiconductor industry and sluggish traction in the solar market, our test and measurement instrumentation business is not projecting growth this year and continues to expect 2009 revenues to be comparable to the revenue recorded in 2008.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands)						Total Contract
			Revenues for the		Revenue	Orders Received
			Three Months Ended Sept 30,		Contract to Date	to Date
Contract (1)	Expiration		2008	2009	Sept 30, 2009	Sept 30, 2009
$2.3 million Air Force New PBS-4100
Systems	07/28/2010	(2)	$—	$57	$2,109	$2,109
$8.8 million Air Force Retrofit and
Maintenance of PBS-4100
Systems	06/19/2008	(3)	$215	$—	$8,009	$8,009
$6.5 million Air Force Retrofit and
Maintenance of PBS-4100
Systems	9/27/2014	(4)	$—	$—	$—	$298

(Dollars in thousands)						Total Contract
			Revenues for the		Revenue	Orders Received
			Nine Months Ended Sept 30,		Contract to Date	to Date
Contract (1)	Expiration		2008	2009	Sept 30, 2009	Sept 30, 2009
$2.3 million Air Force New PBS-4100
Systems	07/28/2010	(2)	$—	$513	$2,109	$2,109
$8.8 million Air Force Retrofit and
Maintenance of PBS-4100
Systems	06/19/2008	(3)	$594	$50	$8,009	$8,009
$6.5 million Air Force Retrofit and
Maintenance of PBS-4100
Systems	9/27/2014	(4)	$—	$—	$—	$298
____________________

(1)	Contract values represent maximum potential values and may not be representative of actual results.
(2)	Date represents expiration of contract, including all three potential option extensions.
(3)	The contract expiration date has passed; however, three delivery orders remain open under the contract.
(4)	Date represents expiration of contract, including all four potential option extensions.

Funded Research and Development Revenue. Funded research and development revenue in our new energy business for the three months ended September 30, 2009 increased in comparison to the same period in 2008 by $127,000, or 32%, to $526,000. The increase in revenue was the result of billings under the recently placed DOE contract.

Funded research and development revenue in our new energy business for the nine months ended September 30, 2009 increased in comparison to the same period in 2008 by $703,000, or 80%, to $1.584 million. The increase in revenue was the result of a full recognition of revenues for nine months under the recently placed DOE contract.

Information regarding our contracts included in funded research and development revenue is as follows:

(Dollars in thousands)
		Revenue		Revenue		Revenue
		Nine Months		Nine Months		Contract to
		Ended	% of 2008	Ended	% of 2009	Date
Contract	Expiration (1)	Sept 30, 2008	Total	Sept 30, 2009	Total	Sept 30, 2009
$3.0 million DOE (2)	03/31/09	$881	100%	—	—	$3,000
$2.4 million DOE (3)	03/31/10	—	—	$1,584	100%	$1,584
____________________

(1)	Dates represent expiration of contract, not date of final billing.
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

Cost of Product Revenue. Cost of product revenue in our test and measurement instrumentation business for the three months ended September 30, 2009 decreased in comparison to the same period in 2008 by $251,000, or 30%, to $584,000. The decrease was due to an adjustment made to the inventory reserve for $192,000 in 2008, which did not occur in 2009, as well as an $81,000, or 28.4%, reduction in manufacturing overhead costs. This was partially offset by a $22,000 increase in material components due to the product mix. Gross profit, as a percentage of product revenue, consequently rose twenty percentage points, from 40% to 60%, as compared to the same quarter last year.

Cost of product revenue in our test and measurement instrumentation business for the nine months ended September 30, 2009 decreased in comparison to the same period in 2008 by $624,000, or 25.0%, to $1.88 million. The decrease corresponded to the 15.7% decline in product revenue for the first nine months, as well as the lower accrual to the inventory reserve and a 35.0% decline in manufacturing overhead. Gross profit, as a percentage of product revenue, rose five percentage points, from 51% to 56%, as compared to the first nine months of last year.

Funded Research and Product Development Expenses. Funded research and product development expenses in our new energy business increased by $235,000, or 29%, to $1.05 million for the three months ended September 30, 2009 in comparison to the same period in 2008. This change was the result of the new DOE contract, as mentioned above in Funded Research and Development Revenue, and recognition of the expenses as Funded Research and Product Development Expenses.

Funded research and product development expenses in our new energy business increased by $1.4 million, or 76%, to $3.18 million for the nine months ended September 30, 2009 in comparison to the same period in 2008. This change was the result of the new DOE contract, as mentioned above in Funded Research and Development Revenue, and recognition of the expenses as Funded Research and Product Development Expenses.

Unfunded Research and Product Development Expenses. Unfunded research and product development expenses decreased by $835 thousand, or 74%, to $292,000 for the three months ended September 30, 2009 from $1,127 thousand for the three months ended September 30, 2008. This decrease is attributable to continued cost reductions by management due to decreases in funding.

Unfunded research and product development expenses decreased by $4.3 million, or 81%, to $1.03 million for the nine months ended September 30, 2009 from $5.3 million for the nine months ended September 30, 2008. This decrease is attributable to continued cost reductions by management due to decreases in funding.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $1.65 million, or 70% to $698 thousand for the three months ended September 30, 2009 from $2.3 million for the three months ended September 30, 2008. This decrease was primarily the result of staff reductions in conjunction with the 2008 restructuring and an increase in allocations to funded research and development costs, due to an increase in the government approved general and administrative rate.

Selling, general and administrative expenses decreased by $4.67 million, or 67%, to $2.3 million for the nine months ended September 30, 2009 from $7.02 million for the nine months ended September 30, 2008. This decrease was primarily the result of staff reductions in conjunction with the 2008 restructuring and an increase in allocations to funded research and development costs, due to an increase in the government approved general and administrative rate.

Operating Loss. Operating loss decreased by $2.7 million, or 80%, to $663 thousand through the three months ended September 30, 2009 compared with the three months ended September 30, 2008 loss of $3.33 million as a result of the factors noted above.

Operating loss decreased by $8.09 million, or 76%, to $2.5 million for the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008 loss of $10.63 million as a result of the factors noted above.

Gain(loss) on Derivatives. Our loss on derivative related to the freestanding warrants issued in conjunction with our December 2006 capital raise increased by $85 thousand, or 130%, to $150 thousand for the three months ended September 30, 2009 compared with $65 thousand for the three months ended September 30, 2008. The increase in derivative loss was attributable to valuation changes of the underlying warrants using the Black-Scholes pricing model.

Our gain on derivative related to the freestanding warrants issued in conjunction with our December 2006 capital raise decreased by $719 thousand, or 119%, to a loss of $118 thousand for the nine months ended September 30, 2009 compared with $601 thousand for the nine months ended September 30, 2008. The decrease in derivative income was attributable to valuation changes of the underlying warrants using the Black-Scholes pricing model.

Income Tax (Expense) Benefit. Our income tax rate for the three months ended September 30, 2009 was 0.00% and our income tax rate for the three months ended September 30, 2008 was (35.22)%. These tax rates were primarily the result of losses generated by operations, changes in the valuation allowance, permanent deductible differences for derivative valuations, and disproportionate effects of reclassification of gains on Plug Power, Inc., or Plug Power, security sales included in operating loss.

Our income tax rate for the nine months ended September 30, 2009 was 7.04% and our income tax rate for the nine months ended September 30, 2008 was (20.4)%. These tax rates were primarily the result of losses generated by operations, changes in the valuation allowance, state true-ups, permanent deductible differences for derivative valuations and disproportionate effects of reclassification of gains on Plug Power security sales included in operating loss.

The valuation allowance against our deferred tax assets at September 30, 2009 was $29.0 million and at December 31, 2008 was $27.9 million. We determined that it was more likely than not that ultimate recognition of certain deferred tax assets would not be realized.

Liquidity and Capital Resources

We have continued to incur significant losses as we continued to fund the development and commercialization of our portable power source business. We expect that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, our operating results, the availability of equity financing, and the ability to attract government funding resources to offset research and development costs.

As of September 30, 2009, we had an accumulated deficit of $120 million. During the nine months ended September 30, 2009, our results of operations resulted in a net loss of $2.6 million and cash used in operating activities totaling $1.6 million. This cash use in 2009 was funded primarily by cash and cash equivalents on hand as of December 31, 2008 of $1.7 million and borrowings under the Bridge Note. We expect to continue to incur losses during this global economic slowdown, and we expect to continue funding our operations from current cash and cash equivalents, proceeds, if any, from debt or equity financings and government fundings. We expect to spend approximately $1.2 million on research and development on MTI Instruments’ products and $2 million in MTI Micro during 2009.

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

On April 15, 2009, MTI Micro, a new investor and the fund managed by Dr. Robb agreed to amend the Bridge Notes (“Amendment No. 2”) to permit MTI Micro to sell additional Bridge Notes with an additional principal amount of up to $800,000 to additional investors, and to extend the maturity date from May 31, 2009 to March 31, 2010 (the “Maturity Date”). As of September 30, 2009 and November 11 2009, MTI Micro has drawn down $710,000 from these additional bridge notes.

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

On April 16, 2009, MTI Micro was awarded a cost share funding grant of $2.4 million from the United States Department of Energy (DOE) as part of the DOE’s $41.9 million in American Recovery and Reinvestment Act funding for fuel cell technology. As of November 11, 2009, $1,584,550 has been billed and paid by the DOE under this grant.

We have no other commitments for funding future needs of the organization at this time and financing during the remainder of 2009 may not be available to us on acceptable terms, if at all. We may also seek to supplement our resources through additional debt or equity financings, sales of assets (including MTI Micro or MTI Instruments), and additional government funding.

Our working capital deficit was $1.5 million at September 30, 2009, a $1.2 million decrease from $252,000 at December 31, 2008. This decrease was primarily the result of the use of cash in operations.

At September 30, 2009, our order backlog was $768,000 compared to $1.4 million at December 31, 2008.

Our inventory turnover ratios and accounts receivable days sales outstanding for the trailing twelve month periods and their changes at September 30, 2008 and 2009 were as follows:

	2008	2009	Change
Inventory turnover	1.8	1.7	-0.1
Average accounts receivable days sales outstanding	50	38	-12

The decline in inventory turnover is attributed to average inventory balances decreasing only 9%, despite a 32% decrease in product revenue over the last twelve months. This variance is attributed to higher stocking levels earlier in the year, which have been recently reduced to correspond with current revenue volumes.

The decrease in average accounts receivable days sales outstanding for the last twelve months, compared to the previous twelve months, was primarily attributable to our decision to grant our largest commercial customer 90-day payment terms during January 2007 (which was later revoked in September 2008).

Net cash used by operating activities was $1.6 million for the nine months ended September 30, 2009 compared with $8.5 million in 2008. This cash use decrease of $6.9 million reflects a net decrease in cash expenditures to fund operations, decreases in inventory levels, together with net balance sheet changes reflecting the timing of cash payments and receipts, particularly recognition of deferred revenue and the accrual of certain accrued liabilities.

There were no capital expenditures during the nine months ended September 30, 2009, a decrease of $190,000 from the prior year. This decrease was attributable to cash conservation initiatives across all business segments. Capital expenditures in 2008 included manufacturing, laboratory and demonstration equipment. There were no outstanding commitments for capital expenditures as of September 30, 2009. We expect to finance any potential future expenditures with current cash and cash equivalents as appropriate and to the extent available.

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

Off-Balance Sheet Arrangements

Pursuant to a financing transaction between MTI Micro and certain investors, the investors will receive Warrants to purchase securities of MTI Micro issued in the next equity financing or issued in a negotiated conversion, as applicable, having an aggregate exercise price equal to 10% of the principal amount of the outstanding Bridge Notes. The per share exercise price of the Warrants shall be the per share price at which securities are sold or issued in the next equity financing or negotiated conversion, as applicable. The Warrants will be net-exercisable and will expire on the earlier of: (i) the fifth anniversary of the Warrant issue date; (ii) immediately prior to a change in control; (iii) thirty days following the Maturity Date if no negotiated conversion is consummated; or (iv) immediately prior to an initial public offering of MTI Micro.

Because the next equity financing or a negotiated conversion has not yet taken place, the warrants’ exercise price and number of shares are not yet determinable. As such, the warrants have not been measured. When the next equity financing or a negotiated conversion does occur, the warrants will be measured and recognized at that time.

Contractual Payment Obligations

We have entered into various agreements that result in contractual payment obligations in future years. These contracts include financing arrangements for the Bridge Notes and leases. The following table summarizes cash payments that we are committed to make under the existing terms of contracts to which we are a party as of September 30, 2009. This table does not include contingencies.

	Less			More
Contractual Payment Obligations	Than 1	1-3	3-5	Than 5
(in thousands)	Year	Years	Years	Years	Total
Bridge Notes:
Principal (1)	$2,710	$—	$—	$—	$2,710
Interest	215	—	—	—	215
Operating Leases (2)	107	822	553	—	1,482
Total Contractual Payment Obligations	$3,032	$822	$553	$—	$4,407
____________________

(1)	Reflects amounts outstanding with respect to the Bridge Notes (See Note 14).
(2)	Reflects payment obligations under certain manufacturing, laboratory and office facility lease agreements.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our acting chief financial officer evaluated the effectiveness of MTI’s disclosure controls and procedures as of September 30, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Based on the evaluation of our disclosure controls and procedures as of September 30, 2009, our chief executive officer and our acting chief financial officer concluded that, as of such date, our disclosure controls and procedures were not effective due to staffing turnover and a lack of adequate resources within the accounting and finance department. In August 2008, the Board of Directors approved a restructuring plan (the “August 2008 Restructuring”), which was designed to help the Company reduce expenses and preserve cash. As part of the August 2008 restructuring, the Company’s chief financial officer transitioned out of the Company along with several other accounting and Information Technology personnel. Prior to the August 2008 restructuring, the Company’s controller left the Company to pursue other opportunities. Additionally, effective December 1, 2008 the Company’s interim chief financial officer and director of financial reporting resigned from the Company. In response to the turnover, the Company has retained an outside consulting firm to provide controllership and chief financial officer related services. On June 18, 2009, the Company appointed an acting chief financial officer, who continues to utilize the services of the outside consulting firm.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred recurring net losses, including net losses of $10.5 million for the nine months ended September 30, 2008 and $2.6 million for the nine months ended September 30, 2009. As a result of ongoing operating losses, we had an accumulated deficit of $120 million as of September 30, 2009. Subject to cash availability, we expect to continue to make significant expenditures and incur substantial expenses as we develop and commercialize our proposed portable power source products; develop our manufacturing, sales, and distribution networks; implement internal systems and infrastructure; and hire additional personnel. As a result, we expect to continue to incur significant losses as we execute our plan to commercialize our portable power source business and may never achieve or maintain profitability. We will be unable to satisfy our current obligations solely from cash generated from operations or become profitable until we successfully commercialize our portable power source business. If we continue to incur substantial losses and are unable to secure additional financing, we could be forced to discontinue or curtail our business operations; sell assets at unfavorable prices; or merge, consolidate, or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

At present, the Company does not expect to continue to fund MTI Micro. Based on the Company’s projected cash requirements for operations and capital expenditures and its current cash and cash equivalents of $1.2 million at September 30, 2009, management believes it will have adequate resources to fund its current operations, excluding MTI Micro operations, through 2010. Since the company will no longer fund MTI Micro, the subsidiary has sought other sources of funding, but there is no assurance that such funding will be available on acceptable terms, if at all.

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

There is no guarantee that resources will be available to MTI Micro on terms acceptable to it, or at all, or that such resources will be received in a timely manner, if at all, or that MTI Micro will be able to reduce its expenditure run-rate without materially and adversely affecting its business. MTI Micro had cash and cash equivalents as of September 30, 2009 of $569 thousand. Subsequent to September 30, 2009, MTI Micro collected outstanding receivable billings from the DOE of $177,000. Additionally, MTI Micro has $90,000 of available borrowing capacity through the Bridge Note, and the remaining $815,000 for the DOE contract as work is performed. With these resources, management currently believes it will have adequate resources to fund its MTI Micro operations through the fourth quarter of 2009.

Our ownership position in MTI Micro may be reduced as a result of our decision to obtain external financing for MTI Micro's operations, which could limit our ability to control the operations.

We currently own approximately 97% of the outstanding equity in MTI Micro and have control over the operations of this subsidiary. In September 2008 and February 2009, MTI Micro issued $1.5 million and $500,000, respectively, of secured notes to outside investors, which notes are convertible into shares of MTI Micro. On April 15, 2009, MTI Micro amended the notes to permit MTI Micro to sell additional notes with an additional principal amount of up to $800,000 to additional investors, of which MTI Micro has issued $710,000 through November 11, 2009. The maturity date was also extended from May 31, 2009 to March 31, 2010. A further amendment provided that if the next equity financing does not occur on or before the Maturity Date, all principal and (at MTI Micro’s option) accrued interest outstanding under all of the Notes shall be converted into equity securities of MTI Micro based upon a valuation of MTI Micro and on such terms to be agreed upon by MTI Micro and the holders of a majority interest of the Notes within thirty (30) days following the earlier to occur of (i) the Maturity Date or (ii) the date upon which the aggregate principal amount under all the Notes equals or exceeds $3,500,000, which the valuation and terms shall be negotiated in good faith by MTI Micro and a majority interest of the Notes. If the notes are converted, our ownership could decrease significantly. In addition, we do not currently expect to advance additional resources to MTI Micro to fund its continued direct methanol fuel cell development and commercialization programs. Instead, MTI Micro will seek additional capital from external sources to fund future development and operations. Depending on the valuation of MTI Micro at the time of future financings, if any, our ownership position could be substantially diluted, and we may no longer have sufficient equity to control the operations of MTI Micro. If MTI Micro is unable to secure the necessary additional external financing, we may be forced to substantially downsize or eliminate its operations.

We may experience an ownership change which would result in a limitation of the use of our net operating losses.

As of September 30, 2009, we had approximately $66 million of net operating loss, or NOL, carryforwards. Our ability to utilize these NOL carryforwards, including any future NOL carryforwards that may arise, may be limited by Section 382 of the Internal Revenue Code of 1986, as amended, if we or MTI Micro undergo an “ownership change” as a result of subsequent changes in the ownership of our outstanding common stock pursuant to the exercise of the warrants, the conversion of the MTI Micro’s bridge notes, or otherwise. A corporation generally undergoes an “ownership change” when the ownership of its stock, by value, changes by more than 50 percentage points over any three-year testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL carryforwards and certain recognized built-in losses.

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

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
10.1	Amended and Restated 2006 Equity Option Incentive Plan
10.2	Form of Director Award Agreement (Non-Qualified Stock Option)
31.1	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Peng K. Lim
31.2	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Frederick W. Jones
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Peng K. Lim
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Frederick W. Jones

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mechanical Technology, Incorporated

By:	/S/ PENG K. LIM
Peng K. Lim
Chief Executive Officer

By:	/S/ FREDERICK W. JONES
Frederick W. Jones
Acting Chief Financial Officer