Form 10-K
period 2009-12-31
MECHANICAL TECHNOLOGY INC
filed 2010-03-31
CIK 64463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____ TO _____
_________

Mechanical Technology, Incorporated
(Exact name of registrant as specified in its charter)
_________

New York	0-6890	14-1462255
(State or Other Jurisdiction	(Commission File Number)	(IRS Employer
of Incorporation)		Identification No.)

431 New Karner Road, Albany, New York 12205
(Address of registrant’s principal executive office)

(518) 533-2200
(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
None	None

Securities Registered Pursuant to Section 12(g) of the Act:	Common Stock
($0.01 par value)
Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act).  Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2009 (based on the last sale price of $0.66 per share for such stock reported on the over-the-counter market for that date) was $3,090,339. Such value excludes common stock held by executive officers, directors, and 10% or greater stockholders as of June 30, 2009. The identification of 10% or greater stockholders as of June 30, 2009 is based upon Schedule 13G and amended Schedule 13G reports publicly filed before June 30, 2009. This calculation does not reflect a determination that such parties are affiliates for any other purposes.

As of March 24, 2010, the Registrant had 4,771,658 shares of common stock outstanding.

Documents incorporated by reference: Portions of the registrant’s Proxy Statement for its 2010 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1: Business

Unless the context requires otherwise in this Annual Report, the terms “we”, “us” and “our” refer to Mechanical Technology, Incorporated, “MTI Micro” refers to MTI MicroFuel Cells, Inc., and “MTI Instruments” refers to MTI Instruments, Inc. We have a registered trademark in the United States for “Mobion”. Other trademarks, trade names, and service marks used in this Annual Report are the property of their respective owners.

Mechanical Technology, Incorporated, (“MTI” or the “Company”), a New York corporation, was incorporated in 1961. MTI operates in two segments, the New Energy segment which is conducted through MTI MicroFuel Cells Inc. (“MTI Micro”), a majority-owned subsidiary, and the Test and Measurement Instrumentation segment, which is conducted through MTI Instruments, Inc. (“MTI Instruments”), a wholly-owned subsidiary.

MTI Micro was incorporated in Delaware on March 26, 2001, and is developing Mobion®, a handheld energy-generating device to replace current lithium-ion and similar rechargeable battery systems in many handheld electronic devices for the military and consumer markets. Mobion® handheld generators are based on direct methanol fuel cell (DFMC) technology, which has been recognized as enabling technology for advanced portable power sources by the scientific community and industry analysts. As the need for advancements in portable power increases, MTI Micro is developing Mobion® as a solution for advancing current and future electronic device power needs and addressing the multi-billion dollar portable electronics market. As of December 31, 2009, the Company owned approximately 61.81% of MTI Micro’s outstanding common stock.

MTI Instruments was incorporated in New York on March 8, 2000. MTI Instruments is a worldwide supplier of precision non-contact physical measurement solutions, condition based monitoring systems, portable balance equipment and wafer inspection tools. MTI Instrument’s products use a comprehensive array of technologies to solve complex, real world applications in numerous industries including manufacturing, semiconductor, solar, commercial and military aviation, automotive and data storage. Our products consist of electronic gauging instruments for position, displacement and vibration application within the design, manufacturing/production, test and research market; wafer characterization of semi-insulating and semi-conducting wafers within both the semiconductor and solar industries; and engine vibration analysis systems for both military and commercial aircraft.

The New Energy Segment

MTI Micro is developing and commercializing off-the-grid power solutions for various portable electronic devices. Our patented proprietary direct methanol fuel cell technology platform called Mobion, converts 100% methanol fuel to usable electricity capable of providing continuous power as long as necessary fuel flows are maintained. Our proprietary fuel cell power solution consists of two primary components integrated into an easily manufactured device: the direct methanol fuel cell power engine, which we refer to as our Mobion Chip, and methanol fuel cartridges. Our current Mobion Chip weighs less than one ounce and is small enough to fit in the palm of one’s hand. The methanol used by the technology is fully biodegradable. We have demonstrated power density of over 84 mW/cm2, while producing more than 1,800 Wh/kg or 1.4 Wh/cc of fuel from its direct methanol fuel feed. For these reasons, we believe our technology offers a superior power solution compared to current lithium-ion and similar rechargeable battery systems currently used by original equipment manufacturers and branded partners, or OEMs, in many handheld electronic devices, such as smart phones, mobile phone accessories, digital cameras, portable gaming devices, e-readers and other portable devices. We believe our platform will facilitate further developments of numerous electronic product advantages, including smaller size, environmental friendliness, greatly extended run-time of current portable devices, and simplicity of design, all critical for commercialization in the consumer market. We also believe our platform can be implemented as three different product options: a handheld power generator for consumer electronic devices, a snap-on or attached power accessory, or an embedded fuel cell on handheld devices. We have strategic agreements with a global Japanese consumer electronics company, with a U.S. based developer and marketer of universal chargers, with a global power tool manufacturer and a letter of intent with Duracell, part of the Procter & Gamble Company. Our goal is to become the leading provider of portable power for various types of electronic devices and, assuming available financing, we intend to commercialize Mobion products in 2010.

Our Mobion technology is protected by a patent portfolio that includes 54 patents and 57 U.S. patent applications covering five key technologies and manufacturing areas, one of which is the process that eliminates the need for active water recirculation pumps or the inclusion of water as a fuel dilutant. The water required for the electrochemical process is transferred internally within the Mobion Chip from the site of water generation on the air-side of the cell. This internal flow of water takes place without the need for any pumps, complicated re-circulation loops or other micro-plumbing tools.

Industry Background

Technological advances in semiconductor manufacturing, LED displays, memory costs and availability, wireless technologies, and software applications have resulted in a dramatic increase in the number of portable electronic devices, their usage, and especially, their power requirements. In addition, there are a number of new handheld electronic devices, such as smart phones, mobile phone accessories, digital cameras, portable gaming devices, e-readers and other portable devices that have been introduced into the market. Consumer demand for these portable electronics that offer an enhanced experience include the ability to communicate any time, anywhere and have effectively enabled the creation of an “always-on” environment independent of the consumer’s location. This trend towards increased functionality in portable electronic devices has led to a “power gap” in which the disparity between a device’s power supply, typically a rechargeable lithium-ion battery, and its power need, is growing. This power gap leads to a need for the end user to plug in their devices to the electrical grid more frequently, which limits their mobility of using these electronic devices where and when the need arises.

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

According to a report dated May 2009 by Freedonia Group, Inc., an independent research firm, commercial demand for fuel cell systems, which totaled 17,800 units in 2008, will expand exponentially through 2013, when unit sales will reach 1.3 million, and then climb another sevenfold to 9.95 million units in 2018. Although market gains are projected to be strong for most applications, virtually all of this increase will be attributable to an increase in portable fuel cell systems demand, which is expected to account for 98 percent of all unit sales in 2018.

OEMs are actively seeking improved power sources to replace existing rechargeable lithium-ion batteries to keep up with the additional technology improvements to their mobile electronic devices. The development of new products using technologies that already exist, such as radio frequency, touch screen technologies, camera functionality, increase in processor speeds and 4G wireless capabilities, is being slowed down on mobile devices due to the unavailability of portable, compact, economical and rechargeable/replaceable higher energy density, including micro fuel cells.

Our Solution

At the core of our solution is our proprietary Mobion Chip engine, a design architecture that embodies a reduction in the size, complexity, and cost of fuel cell construction, which results in a reliable, manufacturable, and affordable power solution that we believe provides higher energy density and portability over competing rechargeable battery technologies. Our proprietary fuel cell power solution consists of two primary components integrated in an easily manufactured device: the direct methanol fuel cell power engine, which we refer to as our Mobion Chip, and methanol replacement cartridges. Our Mobion Chip weighs less than one ounce and is small enough to fit in the palm of one’s hand. For these reasons, we believe that our Mobion platform is ideally suited to provide a replacement for rechargeable lithium-ion batteries. Based upon our ability to provide a compact, efficient, clean, safe, and long-lasting power source for lower power applications, we intend to initially target power solutions for applications such as universal handheld power generators, power tools, remote sensors, smart phones, mobile phone accessories, digital cameras, portable gaming devices, e-readers and other portable devices.

For handheld consumer electronic applications, we have demonstrated power density of over 84mW/cm2 with energy efficiencies of 1.4 Wh/cc of fuel, which is a direct result of our Mobion platform’s ability to use 100% methanol – a widely available, environmentally friendly, inexpensive, and biodegradable fuel. These advantages result in higher energy density and reduced size, cost, and complexity of our power solution offering consumers portable on-demand power, independence from power outlets, and freedom from the need to constantly recharge their devices.

Our Strategy

Our goal is to become a leading provider of portable power for handheld electronic devices. Key elements of the MTI Micro strategy designed to achieve this objective include the following:

Business Focus. We are focusing our efforts on the development and commercialization of our portable power source products. Our fuel cell boasts of a flexible architecture that is applicable to various kinds of electronic devices. We continue to partner with different OEM’s that will co-develop the integration of Mobion to their devices.

Design for Mass Manufacturing. Our portable power source products will be manufactured using standard processes, such as injection molding and automated test and assembly, which are broadly employed throughout the electronics manufacturing industry. In preparing Mobion for commercialization, our current Mobion Chip is designed for mass manufacturing. In addition, we have continued integrating more functionality into our Mobion Chip while reducing its part count to one piece. Our current Mobion Chip is small enough to fit in the palm of a hand.

Outsource Manufacturing. We plan to outsource manufacturing of our products to allow us to expand rapidly and diversify our production capacity. This strategy will allow us to maintain a variable cost model in which we do not incur most of our manufacturing costs until our proprietary fuel cell power solution has been shipped and billed to our customers. We intend to concentrate on our core competencies of research and development and product design. This approach should reduce our fixed capital expenditures and allow us to efficiently scale production.

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

Capitalize on Growth Markets. We intend to capitalize on the growth of the electronic device markets, including new products that may be brought about by the convergence of computing, communications, and entertainment devices. We believe our portable power source products will address the growing need for portability, connectivity, and functionality in the evolving electronic device markets. We plan to offer power solutions to OEM customers that enable them to offer products with advantages in terms of size, weight, power duration, and environmental friendliness. We plan to utilize our existing technologies, as well as aggressively pursue new technologies and evolving markets that demand enhanced power solutions.

Develop Strong Customer Relationships. We plan to develop strong and long-lasting customer relationships with leading electronic device OEMs and to provide them with power solutions for their products. We believe that our portable power source products will enable our OEM customers to deliver a more positive user experience and to differentiate their products from those of their competitors. We will attempt to enhance the competitive position of our customers by providing them with innovative, distinctive, and high-quality portable power supply products on a timely and cost-effective basis. We will work continually to improve our portable power source products, reduce costs, and accelerate the speed of delivery of our products while addressing the power requirements and compatibility they need. We will endeavor to streamline our designs and delivery processes through ongoing design, engineering, and production improvement efforts. We will also devote considerable effort to support our customers after the purchase of our portable power source products.

Pursue Strategic Relationships. We intend to develop and expand strategic relationships to enhance our ability to offer value-added customer solutions, penetrate new markets, and strengthen the technological leadership of our portable power source products.

Products

MTI Micro is developing three product categories of our Mobion technology: (i) external power charger products, (ii) snap-on or attached power source products, and (iii) embedded power source products. In addition, we are working with our strategic partners and suppliers to develop removable methanol cartridges that will be used to fuel our portable power source products.

External Power Charger: Our design for an external power charger is a standalone device that uses a standard and widely used universal serial bus, or USB, interface as a power output connector that can be used to recharge handheld mobile devices. Our current design for the device is roughly the size of two decks of playing cards (see photo below) and employs a 100% methanol fuel cartridge, which occupies the same volume as a pack of chewing gum. For each removable cartridge, our current prototype external power charger provides up to one month of power for the typical mobile phone. It can also be designed to enable a professional photographer to take over 5,000 pictures using a high end digital camera from a single cartridge. Our device is designed to provide 2.5 watts of power output from its USB interface and also offer fast charge, ultra-long run time and self-charging modes.

Mobion external power charger with removable cartridge prototype

Snap-on or Attached Power Source Products: Similar to aftermarket battery attachments, our snap-on direct methanol fuel cell power solution is an attached power supply that is compatible with existing portable electronic devices and offers users extended run-time power. In this category, we envision a number of product applications, including attachments for digital cameras, portable media players, GPS devices, and other consumer and electronic products. Our initial prototype is a direct methanol fuel cell camera-grip (see photo below) that replaces comparable rechargeable lithium-ion battery-pack grips and is designed to provide twice as much energy as similar rechargeable lithium-ion battery-based products. Our Mobion direct methanol fuel cell camera grip allows photographers the benefits of extended usage plus the freedom to refill using a methanol cartridge rather than by plugging into a wall outlet.

Sample Mobion attached power source camera-grip prototype

Embedded power source products: Our goal is to produce direct methanol fuel cells that can be embedded into portable electronic devices in order to increase their run time and to provide fast charge capability by hot-swapping 100% methanol cartridges. We have developed an embedded fuel cell prototype for a handheld GPS unit that we believe will generate three times as much usage time as GPS devices powered by conventional disposable AA batteries (see photo below.)

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

  Mobility. Our power source provides off-the-grid power both indoors and outdoors, using the power generated from its methanol fuel; it does not need sunlight or wind to generate electricity.

  Small size and low weight. The dimensions of our products will offer our OEM customers the flexibility to further enhance and reduce the overall size and weight of their products.

  Power density. Our products have demonstrated power density of over 84 mW/cm2 and high energy efficiencies of 1.4 Wh/cc of methanol.

  Power duration. Our products do not limit power capacity found with a typical battery that just stores electricity. Our product continually generates electricity as you refuel with methanol.

  Ease of manufacturing. Our products will be manufactured using traditional injection molding techniques and system assembly operations that will easily transfer to mass-manufacturing production lines.

  Safety. Our products will utilize methanol fuel, which has been determined by the ICAO (International Civil Aviation Organization) and the US DOT to be safe; methanol cartridges can be carried on airplanes. In addition, methanol does not require storage under pressure or at low temperatures.

  Environmentally friendly. Our products will utilize fully biodegradable methanol fuel. Also, methanol can be sourced from environmentally friendly sources like wood pulp and lumber tailings which yield a carbon neutral impact while generating electricity.
Codes and Standards

In 2004, we became the world’s first company to develop micro fuel cell safety compliance certifications for a fuel cell product with Underwriter’s Laboratory and CSA International. In addition, fuel cells were given United Nations packaging standards and our methanol cartridges are designed to be compliant by the U.S. Department of Transportation for worldwide cargo shipment. Certification is required for every commercial product prior to its shipment. Based upon our previous experiences with these regulatory agencies, we do not anticipate delays associated with seeking Underwriter’s Laboratory and CSA International product testing for our commercial products, which, assuming available financing, are anticipated to begin shipping in 2010.

We also assisted in the development of a proposal adopted by the United Nations to provide methanol fuel cartridges a separate classification and, working with other micro fuel cell companies and the appropriate regulatory bodies, generated the first draft of the international standards for methanol safety and use related to transport on commercial airplanes. As a result of our industry coalition efforts, the International Civil Aviation Organization (ICAO) technical instructions and the International Air Transport Association Dangerous Goods Regulations now permit airline passengers and crew to carry on and use certain fuel cell power systems and fuel cell cartridges containing methanol. On April 30, 2008, the U.S. Department of Transportation issued a notification of final rules for adopting the regulations permitting commercial aircraft passengers and crew to bring in their carry-on baggage methanol fuel cell cartridges and fuel cell systems designed for portable electronic devices. The effective date of the final rule making was February 13, 2009.

Technology

A fuel cell is an electrochemical energy conversion device, which is similar to a battery that produces electricity from a liquid or gaseous fuel, such as methanol, and an oxidant, such as oxygen. Fuel cells are different from batteries in that they consume a reactant that can be replenished, while batteries store electrical energy chemically in a closed system. Generally, the reactants flow in and reaction products flow out of the fuel cell. While the electrodes within a battery react and change as a battery is charged or discharged, a fuel cell’s electrodes are catalytic and relatively stable.

A direct methanol fuel cell relies upon the reaction of water with methanol at the catalytic anode layer to release protons and electrons, and form carbon dioxide. The electrons pass through a circuit and generate electricity that can be used to power external devices. The protons generated through this reaction pass through the proton exchange membrane to the cathode, where they combine to form water. The anode and cathode layers of a direct methanol fuel cell are usually made of platinum ruthenium particles and platinum particles embedded on either side of a proton exchange membrane.

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

Direct Methanol Fuel Cell with Active Water Transport	Methanol Fuel Cell with Water as a Fuel Dilutant
(Chart A)	(Chart B)

Our Mobion technology eliminates the need for active water recirculation pumps or the inclusion of water as a fuel dilutant. The water required for reaction at the anode is transferred internally within the Mobion Chip from the site of water generation on the air-side of the cell through a proprietary, passive design that eliminates the need for water movement by external pumps, complicated recirculation loops or other micro-plumbing tools (see Chart C).

Our Mobion Technology with 100% Methanol and Passive Water Recirculation (Chart C)

Our Mobion solution contains a passive water recirculation sub-system that allows for the consumption of 100% methanol, results in a reduced parts count design and offers the advantage of higher energy density than competing fuel cell technologies for portable electronic devices.

Strategic Agreements

On April 16, 2009, we entered into a $4.8 million cost-shared development contract with the U.S. Department of Energy, or the DOE, for the commercialization of our Mobion product solutions. Through December 2009, the DOE has authorized $4.1 million of spending on a cost-shared basis. This contract expires on March 31, 2010.

On April 21, 2009, we entered into an agreement with a leading manufacturer of power tools to evaluate our product for their future cordless power tool products. Because of Mobion’s flexible architecture, we were able to pursue opportunities beyond the consumer electronics market.

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

Sales and Marketing

We plan to sell our portable power source products for incorporation into the products of our OEM customers or to be sold as accessories using their own brand. We plan to generate sales to OEM customers through direct sales employees as well as outside sales representatives and distributors. We have established sales representatives in the United States, South Korea and Japan.

We build awareness in our target markets through a series of targeted campaigns, which include our website, e-mails, conferences, tradeshows, and other standard marketing efforts. In addition, we provide progress reports on our Mobion developments through a wide array of publications, active public relations, updates with industry analysts and the investment community, and speaking engagements.

Competition

We expect that the primary competitive factor in our portable power source business will be market acceptance of our portable power source products as an alternative power source to conventional lithium-ion and other rechargeable batteries. Market acceptance of our portable power source products will depend on a wide variety of factors, including the compatibility of direct methanol fuel cell power sources with portable electronic devices and the market’s assessment of the advantages offered by our products in terms of size, weight, power density and duration, safety, reliability, and environmental friendliness when measured against price disadvantages. We anticipate direct competition from large Asian-based companies, including Toshiba (Corporation), which recently introduced a fuel cell charger, and some of our potential OEM customers.

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

We have improved the capabilities of our Mobion Chip technology during the last three years, which we expect will continue to evolve as we integrate greater functionality into our designs. This continuous iterative integration process is intended to reduce the size, simplify the design and construction, and reduce assembly complexity of our technology. We continue to improve the product design of the Mobion Chip and believe that future product generations will deliver performance improvements in terms of energy density, size, weight, and power duration. The Mobion Chip should also be able to provide power directly to wireless electronic devices for refueling/repowering at a speed of 0.5 seconds, compared to rechargeable lithium-ion batteries that need approximately 2 hours.

Intellectual Property and Proprietary Rights

We rely on a combination of patents (both national and international), trade secrets, trademarks, and copyrights to protect our intellectual property. Our strategy is to apply for patent protection for all significant design requirements. Additionally, we systematically analyze the existing intellectual property landscape for direct methanol fuel cells to determine where the greatest opportunities for developing intellectual property exist. We also enter into standard confidentiality agreements with our employees, consultants, vendors, partners and potential customers and seek to control access to and distribution of our proprietary information.

As of December 31, 2009, we had filed over 111 U.S. patent applications, 54 of which have been awarded. Of the awarded patents, 45 are assigned to us and 9 are assigned to Duracell as part of our strategic alliance agreement with them. We have filed 33 Patent Cooperation Treaty Applications in multiple countries, including Japan, the European Union, South Korea and Australia. We have developed a portfolio of patent applications in areas including fuel cell systems, fuel refill and packaging, fuel, components, manufacturing processes, and system packaging.

The Test and Measurement Instrumentation Segment

MTI Instruments is a worldwide supplier of metrology, portable balancing equipment and inspection systems for semiconductor wafers. Our products use state-of-the-art technology to solve complex real world applications in numerous industries including automotive, semiconductor, solar cell manufacturing, commercial and military aviation and data storage. We are continuously working on ways to expand our sales reach, including expanded sales coverage in Europe and the Far East, as well as a focus on internet marketing. We have industry recognized customer service and have worked with hundreds of companies worldwide.

Products

Our test and measurement segment has three product groups: general dimensional gauging, semiconductor/solar and aviation. Our products consist of electronic, computerized gauging instruments for position, displacement and vibration applications for the design, manufacturing and test markets; metrology tools for wafer characterization of semiconductor and solar wafers; and engine balancing and vibration analysis systems for both military and commercial aircraft.

General Dimensional Gauging: The Precision Instruments employ fiber optic, laser and capacitance technologies to make nano-accurate measurements in product design and quality related processes. Gauging products include laser, fiber-optic and capacitance systems that measure a variety of parameters including displacement, position, vibration and dimension.

Listed below are selected MTI Instruments’ Precision Instruments product offerings:

Product	Description	Markets Served
Accumeasure Series
	Ultra-high precision capacitive gauging system offering nanotechnology accuracy.	General manufacturing, semiconductor, automotive, R&D, government.
MTI-2100 Fotonic™ Sensor Series
	Fiber-optic based vibration sensor systems with extremely high frequency response.	General manufacturing, semiconductor, automotive, R&D, government.
Microtrak™ II
	High speed laser sensor systems utilizing the latest complementary metal-oxide semiconductor/charge-coupled device technology.	General manufacturing, semiconductor, automotive, R&D, government.

Semiconductor and Solar: Our family of wafer metrology systems range from manually operated units to fully automated systems which test key wafer characteristics critical to producing high quality chips used in the semiconductor industry. These units are used as quality control tools delivering highly precise measurements for thickness variations, bow, warp, resistivity, and flatness. These systems can be used on substrates varying widely in size and materials. In addition, using push/pull capacitance probe technology, we have expanded our line of products to include product offerings to the solar industry for the measurement of solar wafer thickness.

The semiconductor and solar metrology systems include the following products:

Product	Description	Markets Served
Proforma™ 200SA/300SA
	Semi-automated, full wafer surface scanning for thickness, TTV, bow, warp, site and global flatness. The Proforma™ 200SA can be used for all wafer materials and accommodates diameters of 75 – 200 mm.	Wafer metrology segment of the semiconductor industry.

Proforma™ 300/300G
	Manual, non-contact measurement of wafer thickness, TTV and bow. The Proforma™ 300 measures all wafer materials including Silicon, Gallium-Arsenide, Indium-Phosphide and wafers mounted to sapphire or tape. The Proforma™ 300/G can accept wafers from 50 to 300 mm.	Wafer metrology segment of the semiconductor industry.
PV 1000
	The PV 1000 module provides up to three pairs of probes for measurement of maximum, minimum and average thickness, as well as total thickness variation (TTV) and wafer bow of solar wafers.	Solar cell manufacturing

Aviation: The computer-based PBS products automatically collect and record aircraft engine vibration data, identify vibration or balance trouble in an engine, and calculate a solution to the problem. These units are used and recommended by major aircraft engine manufacturers and are also used extensively by the U.S. Air Force, other military and commercial airlines and gas turbine manufacturers.

Our aviation and industrial vibration measurement systems products include vibration analysis and engine trim balance instruments and accessories for commercial and military jets. These products are designed to quickly pinpoint engine problems and eliminate unnecessary engine removals. Selected products in this area include:

Product	Description	Markets Served
PBS-4100+ Portable Balancing System
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

Marketing and Sales

We market our products and services using channels of distribution specific to each of our product groups and customer base. The general dimensional gauging product group markets it products through a combination of manufacturer representatives in the United States and distributors overseas. The semiconductor product group markets its products directly to end customers in the United States and internationally through distributors, while the aviation group primarily sells direct to the end user.

To supplement these efforts, the company utilizes both commercial and industrial search engines, targeted newsletters and appropriate trade shows to identify and expand its customer base.

Comparisons of sales by class of products, which account for over 10 percent of MTII’s sales, are shown below for the years ended December 31:

	2009		2008		2007
(Dollars in thousands)	Sales	%	Sales	%	Sales	%
Aviation	$2,768	44.19%	$1,977	31.76%	$3,664	40.58%
General Gauging	2,619	41.81	2,983	47.93	4,490	49.73
Semiconductor and Solar	876	14.00	1,264	20.31	874	9.69
Total	$6,263	100.00%	$6,224	100.00%	$9,028	100.00%

Product Development and Manufacturing

MTI Instruments conducts research and develops technology to support its existing products and develop new products. Management believes that the success of the enterprise depends to a large extent upon innovation, technological expertise and new product development.

Our most recent product offerings include:
  In semiconductors, for 2009, the introduction of the PV 1000 product line servicing the Solar cell manufacturing industry.

  In aviation, introduction of the PBS-4100+ – an advanced and compact portable jet engine balancing and vibration diagnostics system for use by both military and commercial carriers.

  In the general gauging area, the introduction of the MTI-2100 Fotonic™ Sensor - a "next generation" fiber-optic sensor for high-resolution, non-contact measurement of high frequency vibration and motion analysis. The amplifier replaced the MTI-2000 Fotonic Sensor.

  MTI Instruments also added the 1515 low-noise amplifier to its Accumeasure product line, which is designed to meet the stringent requirements of brake rotor measurement applications in the automotive industry.
We seek to achieve a competitive position by continuously advancing our technology rather than relying on patent protection. MTI Instruments has one patent supporting its semiconductor line.

MTI Instruments assembles and tests its products at its facilities located in Albany, New York. Management believes that most of the raw materials used in our products are readily available from a variety of vendors.

Intellectual Property and Proprietary Rights

We rely on trade secret laws and patents to establish and protect the proprietary rights of our products. In addition, we enter into standard confidentiality agreements with our employees and consultants and seek to control access to and distribution of our proprietary information. Even with these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization or to develop similar technology independently. In addition, effective patent and trade secret protection may be unavailable or limited in certain foreign countries. We have one patent issued supporting our semiconductor product line.

Significant Customers

MTI Instruments’ largest customer is the U.S. Air Force. We also have strong relationships with companies in the manufacturing, semiconductor, automotive, aerospace, aircraft and research industries. In the Test and Measurement Instrumentation Segment, in 2009, the U.S. Air Force accounted for $1,188 thousand or 19.0% of product revenues; in 2008, it accounted for $974 thousand or 15.7% of product revenues; and in 2007, the U.S. Air Force accounted for $2.4 million, or 26.3%, of product revenue.

Recent Contracts

In 2009, MTI Instruments was awarded a multi-year U.S. Air Force contract to service and repair its existing fleet of PBS-4100 jet engine balancing systems with the latest diagnostic and balancing technology, which could potentially generate up to a total of $6,500 thousand in sales for the Company between the years 2009 and 2014. As of December 31, 2009, MTI Instruments had recorded $439 thousand in orders, approximately 6.8% of the five-year contract’s total value.

In 2007, we were awarded a multi-year U.S. Air Force contract for the purchase of up to $2,280 thousand in PBS4100+ portable aircraft engine balancing systems. As of December 31, 2009, we had recorded $2,109 thousand in orders, approximately 92.5% of the three-year contract’s total value.

In 2002, we were awarded a multi-year $8,800 thousand U.S. Air Force contract to service and retrofit its existing fleet of PBS-4100 jet engine balancing systems. This contract has generated a total of $8,009 thousand in sales for the Company between the years 2002 and 2009. Although, this contract has expired, one delivery order remains open under the contract as of December 31, 2009.

Competition

We are subject to competition from several companies, many of which are larger than MTI Instruments and have greater financial resources. MTI Instruments’ competitors include KLA-Tencor, Sigma Tech Corporation, E+H Eichhorn+Hausmann GmbH, Chadwick-Helmuth Company, Inc., ACES Systems, Micro-Epsilon, and Keyence Corporation.

While MTI Instruments has a share of its respective specialized market segments, it does not consider its share to be dominant within its industry. The primary competitive considerations in MTI Instruments’ markets are product quality, performance, price, timely delivery, and the ability to identify, pursue and bring new customers. MTI Instruments believes that its employees, product development skills, sales and marketing systems and reputation are competitive advantages.

Research and Development

MTI Micro’s research and development team is responsible for advanced research, product planning, design and development, and quality assurance. Through our supply chain, we are also working with subcontractors in developing specific components of our technologies. The primary objective of our research and development program is to advance the development of our direct methanol fuel cell technology to enhance the commercial value of our products and technology, as well as to develop next generation fuel cell products.

MTI Instruments conducts research and develops technology to support its existing products and develop new products. Management believes that the success of the enterprise depends to a large extent upon innovation, technological expertise and new product development. MTI, through its subsidiaries MTI Micro and MTI Instruments has incurred research and development costs of approximately $11.8 million, $8.3 million and $3.3 million for the years ended December 31, 2007, 2008, and 2009, respectively. We expect to continue to invest in research and development in the future.

Employees

As of December 31, 2009, we had 52 employees. Of these employees, 21 were involved in our new energy segment and 31 were involved in our test and measurement instrumentation business. Two of our employees are also involved in corporate functions.

Properties

We presently lease two premises in the United States and one office in Shanghai, China. MTI Instruments is located at 325 Washington Avenue Extension, Albany, New York. This premise consists of approximately 17,424 useable square feet of space, with the lease expiring in late 2014. MTI Micro and MTI are located at 431 New Karner Road, Albany, NY. This premise consists of approximately 20,000 useable square feet of space, with the lease expiring in August 2010. Together, the premises are adequate for our current and foreseeable needs. The office in Shanghai, China is a representative office, with approximately 310 usable square feet of space. The lease expires in 2010.

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
  our need to raise additional financing for our New Energy segment;

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

  our inability to develop and utilize new technologies that address the needs of our customers;

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

  our dependence on sole suppliers or a limited group of suppliers for both business segments;

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

We have incurred recurring net losses, including net losses of $9.6 million in 2007, $12.5 million in 2008, and $3.1 million in 2009. As a result of ongoing operating losses, we had an accumulated deficit of approximately $121 million as of December 31, 2009. Subject to cash availability, we expect to continue to make significant expenditures and incur substantial expenses as we develop and commercialize our proposed portable power source products; develop our manufacturing, sales, and distribution networks; implement internal systems and infrastructure; and hire additional personnel. As a result, we expect to continue to incur significant losses as we execute our plan to commercialize our portable power source business and may never achieve or maintain profitability. We will be unable to satisfy our current obligations solely from cash generated from operations or become profitable until we successfully commercialize our portable power source business. If we continue to incur substantial losses and are unable to secure additional financing, we could be forced to discontinue or curtail our business operations; sell assets at unfavorable prices; or merge, consolidate, or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

At present, the Company does not expect to continue to fund MTI Micro on a long-term basis. Based on the Company’s projected cash requirements for operations and capital expenditures and its current cash and cash equivalents of $785 thousand at December 31, 2009, management believes it will have adequate resources to fund its current operations, excluding MTI Micro operations, but there can be no assurance. Since the company will no longer fund MTI Micro, the subsidiary has sought other sources of funding, but there is no assurance that such funding will be available on acceptable terms, if at all.

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
There is no guarantee that resources will be available to MTI Micro on terms acceptable to it, or at all, or that such resources will be received in a timely manner, if at all, or that MTI Micro will be able to reduce its expenditure run-rate without materially and adversely affecting its business. MTI Micro had cash and cash equivalents as of December 31, 2009 of $163 thousand. Subsequent to December 2009, MTI Micro collected outstanding receivable billings from the DOE of $307 thousand and received $660 thousand through the Common Stock and Warrant Purchase Agreement (the “Agreement”). Additionally, MTI Micro has $1,340 thousand of available borrowing capacity through the Agreement, and the remaining $191 thousand for the DOE contract as work is performed. However, the funds available through the Agreement are only available to us in increments of $330 thousand bi-monthly. Our next available draw down is May 2010.

In order to conserve cash and extend operations while we pursue any additional necessary financing, we would be required to reduce operating expenses. There is no assurance that funds raised in any such a financing will be sufficient, that the financing will be available on terms favorable to us or to existing stockholders and at such times as required, or that we will be able to obtain the additional financing required for the continued operation and growth of our business. During the last sixteen months, MTI Micro has raised $3.1 million in external debt and equity financing. If we raise additional funds by issuing equity securities, MTI Micro’s stockholders will experience further dilution. Additional debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity financing may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets or delay, reduce the scope of or eliminate some or all of our research and development programs, or discontinue our portable power source business. Without other resources, management currently believes it will need to make significant changes to its operations during the month of April of 2010.

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

We currently derive all of our product revenue from our test and measurement instrumentation business.

Our test and measurement instrumentation business is subject to a number of risks, including the following:
  a continued slow down or cancellation of sales to the military as a result of a potential redeployment of governmental funding;

  the company may not be able to maintain, improve, or expand its direct and indirect channels of distribution;

  a failure to expand or maintain the business as a result of competition, a lack of brand awareness, or market saturation; and

  an inability to launch new products as a result of intensive competition, uncertainty of new technology development, and developmental timelines.

In addition, our test and measurement instrumentation products can be sold in quantity to a relatively few number of customers, resulting in a customer concentration risk. This business experienced a significant decline in sales in 2008 and sales were comparable in 2009. The further loss of any significant portion of such customers or a material adverse change in the financial condition of any one of these customers could have a material adverse effect on our business.

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
Additionally, our technology is new and complex, and there may be technical barriers to the development of our portable power source products. The development of our portable power source products may not succeed or may be significantly delayed. Our portable power source products will be produced through manufacturing arrangements that have not been finalized or tested on a commercial scale. If we fail to successfully develop or experience significant delays in the development of our portable power source products, or if there are significant delays in commercialization, we are unlikely to recover those losses, thus making it impossible for us to become profitable through the sales of these products. This would materially and adversely affect our business and financial condition. If adequate funds are not available by the second quarter of 2010, we may have to delay development or commercialization of our portable power source products, or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. Any of these factors could harm our business and financial condition.

Any revenue derived in the relatively near-term relating to our portable power source business likely will result from governmental contracts or other governmental funding. We can offer no assurance that we will be able to secure continued government funding. The loss of such contracts or the inability to obtain additional contracts could materially harm our business.

Our ownership position in MTI Micro may be reduced as a result of external financing for MTI Micro's operations, which could limit our ability to control the operations.

As of December 31, 2009, we owned approximately 61.8% of the outstanding equity in MTI Micro and have control over the operations of this subsidiary. As a result of the negotiated conversion in December 2009 of an aggregate principal and accrued interest amount of $3,910,510 outstanding under the Bridge Notes, the Company’s ownership interest in MTI Micro decreased from approximately 97.3% to approximately 61.8%, or 67.8% on a fully-diluted basis including the Micro Warrants issued to all current MTI Micro stockholders and the Bridge Warrants.

On January 11, 2010, MTI Micro entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with Counter Point Ventures Fund II, L.P. (“Counter Point”). Pursuant to the Purchase Agreement, MTI Micro may issue and sell to Counter Point up to 28,571,429 shares of common stock of Micro at a purchase price per share of $0.070, over a period of twelve months, and warrants (“Warrants”) to purchase shares of Micro Common Stock equal to 20% of the shares of Micro Common Stock purchased under the Purchase Agreement at an exercise price of $0.070 per share. If MTI Micro were to issue and sell all of the 28,571,429 shares under the Purchase Agreement, the Company would continue to hold an aggregate of 55.8% of the fully-diluted capital stock of MTI Micro.

In addition, we do not currently expect to advance additional long-term resources to MTI Micro to fund its continued direct methanol fuel cell development and commercialization programs. Instead, MTI Micro will seek additional capital from external sources to fund future development and operations. Depending on the valuation of MTI Micro at the time of future financings, if any, our ownership position could be substantially diluted, and we may no longer have sufficient equity to control the operations of MTI Micro. If MTI Micro is unable to secure the necessary additional external financing, we may be forced to substantially downsize or eliminate its operations.

We may experience an ownership change which would result in a limitation of the use of our net operating losses.

As of December 31, 2009, we had approximately $65 million of net operating loss, or NOL, carryforwards. As a result of the conversion of the Bridge Notes, MTI no longer maintains an 80% or greater ownership of MTI Micro. Thus MTI Micro will no longer be included in the MTI and subsidiaries consolidated federal and combined New York State tax returns, effective December 9, 2009. A reattribution of a portion of MTI Micro’s NOLs is expected, which will reduce MTI Micro’s NOLs to approximately $13 million, and MTI’s balance will be approximately $52 million. Also as a result of the conversion of the bridge note, MTI Micro may have experienced a Section 382 ownership change, which would further reduce their NOLs by an estimated $6.7 million. Our ability to utilize both the MTI and MTI Micro NOL carryforwards, including any future NOL carryforwards that may arise, may be limited by Section 382 of the Internal Revenue Code of 1986, as amended, if we or MTI Micro undergo any further “ownership changes” as a result of subsequent changes in the ownership of our outstanding common stock pursuant to the exercise of the warrants, the conversion of the MTI Micro’s bridge notes, or otherwise. A corporation generally undergoes an “ownership change” when the ownership of its stock, by value, changes by more than 50 percentage points over any three-year testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL carryforwards and certain recognized built-in losses.

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

The electronic, semiconductor, solar, automotive and general instrumentation industries are subject to constant technological change. Our future success will depend on our ability to respond appropriately to changing technologies and changes in product function and quality. If we rely on products and technologies that are not attractive to end users, we may not be successful in capturing or retaining any significant market share. In addition, any new technologies utilized in our portable power source products may not perform as expected or as desired, in which event our adoption of such products or technologies may harm our business.

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

We transact our business predominantly in U.S. dollars and bill and collect our sales in U.S. dollars. In 2009, approximately 38% of our revenue was from customers outside of the United States. A weakening of the dollar could cause our overseas vendors to require renegotiation of either the prices or currency we pay for their goods and services. Similarly, a strengthening of the dollar could cause our products to be more expensive for our international customers, which could cause the demand for our products and our revenue to decline.

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

We plan to serve intensely competitive markets that are characterized by price erosion, rapid technological change, and competition from major domestic and international companies. This intense competition could result in pricing pressures, lower sales, reduced margins, and lower market share. Most of our competitors have greater market recognition, larger customer bases, and substantially greater financial, technical, marketing, distribution, and other resources than we possess and that afford them competitive advantages. As a result, they may be able to devote greater resources to the promotion and sale of products, to negotiate lower prices for raw materials and components, to deliver competitive products at lower prices, and to introduce new product solutions and respond to customer requirements more quickly than we can. Our competitive position could suffer if one or more of our customers decides not to utilize our portable power source products and instead contracts with our competitors or uses alternative technologies.

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

Our success will depend substantially on the efforts and abilities of our senior management and key personnel. The competition for qualified management and key personnel, especially engineers, is intense. Although we maintain non-competition and non-disclosure covenants with most of our key personnel, we do not have employment agreements with most of them. The loss of services of one or more of our key employees or the inability to hire, train, and retain key personnel, especially engineers, technical support personnel, and capable sales and customer-support employees outside the United States, could delay the development and sale of our products, disrupt our business, and interfere with our ability to execute our business plan.

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

Item 2: Properties

We lease office, manufacturing and research and development space in the following locations:

			Approximate Number of
Location	Segment	Primary Use	Square Feet	Lease Expiration
Albany, NY	Test and Measurement	Manufacturing, office and sales	17,424	2014
	Instrumentation
Albany, NY	New Energy	Corporate headquarters, office and	20,000	2010
		research and development
Shanghai,	New Energy	Representative office	310	2010
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

Item 4: Reserved

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the OTC Markets at PinkSheets.com under the symbol “MKTY.PK”. The following table sets forth the high and low sale prices of our common stock as reported by Pink Sheets for the periods indicated (for periods prior to May 16, 2008, such prices have been derived by multiplying the actual prices by eight to reflect the reverse split of our common stock that was approved by our stockholders at a meeting held on May 15, 2008, pursuant to which every eight shares of our common stock were combined into one share of our common stock):

	High	Low
Fiscal Year Ended December 31, 2008
First Quarter	$7.44	$3.77
Second Quarter	7.80	1.11
Third Quarter	5.50	.79
Fourth Quarter	1.93	.75

Fiscal Year Ended December 31, 2009
First Quarter	$1.87	$.75
Second Quarter	1.00	.10
Third Quarter	1.90	.51
Fourth Quarter	1.54	.30

Item 6: Selected Financial Data

The following table sets forth our summary consolidated financial data for the fiscal years ended December 31, 2007, 2008, and 2009 which was derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived our summary consolidated financial data for the years ended December 31, 2005 and 2006 set forth in the following table from our audited consolidated financial statement not included in this report. You should read the following summary consolidated financial data together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the related notes thereto.

(In thousands, except per share data)	Years Ended December 31,
	2005	2006	2007	2008	2009
Statement of Operations Data
Product revenue	$6,012	$7,667	$9,028	$6,224	$6,263
Funded research and development revenue	1,829	489	1,556	1,154	2,043
Gain (loss) on derivatives	(10,407)	182	2,967	655	(29)
Net gain (loss) on sale of securities available for sale	10,125	4,289	2,549	1,018	—
(Loss) income from continuing operations before income taxes,
equity in holdings’ losses and non controlling interest	(14,949)	(12,980)	(7,609)	(10,760)	(3,572)
Income tax (expense) benefit	(1,587)	(1,895)	(2,548)	(2,004)	208
Non controlling interests in losses of consolidated subsidiary	1,442	1,208	582	260	265
Net loss	(15,094)	(13,667)	(9,575)	(12,504)	(3,099)

Basic and Diluted (Loss) Earnings Per Share
Loss from continuing operations	$(3.93)	$(3.46)	$(2.01)	$(2.62)	$(0.65)
Loss per share	$(3.93)	$(3.46)	$(2.01)	$(2.62)	$(0.65)

Balance Sheet Data (as of period end):
Working capital	$33,045	$23,076	$11,347	$252	$1,233
Securities available for sale	18,947	10,075	4,492	—	—
Total assets	41,267	33,811	18,716	5,511	3,741
Total long-term obligations	—	3,664	904	254	70
Total stockholders' equity (deficit) before noncontrolling interest	32,916	22,871	13,803	1,515	(1,135)

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

Overview

MTI operates in two segments, the New Energy segment conducted through MTI MicroFuel Cells, Inc. (MTI Micro) and the Test and Measurement Instrumentation segment, through MTI Instruments, Inc. (MTI Instruments).

New Energy Segment - MTI Micro is developing and commercializing off-the-grid power solutions for various portable electronic devices. Our patented proprietary direct methanol fuel cell technology platform called Mobion, converts 100% methanol fuel to usable electricity capable of providing continuous power as long as necessary fuel flows are maintained. Our proprietary fuel cell power solution consists of two primary components integrated in an easily manufactured device: the direct methanol fuel cell power engine, which we refer to as our Mobion Chip, and methanol fuel cartridges. Our current Mobion Chip weighs less than one ounce and is small enough to fit in the palm of one’s hand. The methanol used by the technology is fully biodegradable. We have demonstrated power density of over 84 mW/cm2, while producing more than 1,800 Wh/kg or 1.4 Wh/cc of fuel from its direct methanol fuel feed. For these reasons, we believe our technology offers a superior power solution compared to current lithium-ion and similar rechargeable battery systems currently used by original equipment manufacturers and branded partners, or OEMs, in many handheld electronic devices, such as smart phones, mobile phone accessories, digital cameras, portable gaming devices, e-readers and other portable devices. We believe our platform will facilitate further developments of numerous electronic product advantages, including smaller size, environmental friendliness, greatly extended run-time of current portable devices and simplicity of design, all critical for commercialization in the consumer market, and can be implemented as three different product options: a handheld power generator for consumer electronic devices, a snap-on or attached power accessory, or an embedded fuel cell in handheld devices. We have strategic agreements with a global Japanese consumer electronics company, with a U.S. based developer and marketer of universal chargers, with a global power tool manufacturer, and a letter of intent with Duracell, part of the Procter & Gamble Company. Our goal is to become the leading provider of portable power for various types of electronic devices and, assuming available financing, we intend to commercialize Mobion products in 2010.

Our Mobion technology is protected by a patent portfolio that includes 54 patents and 57 U.S. patent applications covering five key technologies and manufacturing areas, one of which is the process that eliminates the need for active water recirculation pumps or the inclusion of water as a fuel dilutant. The water required for the electrochemical process is transferred internally within the Mobion Chip from the site of water generation on the air-side of the cell. This internal flow of water takes place without the need for any pumps, complicated re-circulation loops or other micro-plumbing tools.

Test and Measurement Segment – MTI Instruments is a worldwide supplier of metrology, portable balancing equipment and inspection systems for semiconductor wafers. Our products use state-of-the-art technology to solve complex real world applications in numerous industries including automotive, semiconductor, solar cell manufacturing, commercial and military aviation and data storage. We are continuously working on ways to expand our sales reach, including more sales coverage in Europe and the Far East, as well as a focus on internet marketing. We have industry recognized customer service and have worked with hundreds of companies worldwide.

Our test and measurement segment has three product groups: general dimensional gauging, semiconductor/solar and aviation. Our products consist of electronic, computerized gauging instruments for position, displacement and vibration applications for the design, manufacturing and test markets; metrology tools for wafer characterization of semiconductor and solar wafers; and engine balancing and vibration analysis systems for both military and commercial aircraft.

Liquidity

Our cash requirements depend on numerous factors, including completion of our portable power source products development activities, our ability to commercialize our portable power source products, market acceptance of our portable power source products, and other factors.

Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Years ended December 31,
	2007	2008	2009
Cash and cash equivalents	$7,650	$1,662	$785
Securities available for sale	4,492	—	—
Working capital	11,347	252	1,233
Net loss	(9,575)	(12,504)	(3,099)
Net cash used in operating activities	(11,683)	(10,346)	(2,170)
Purchase of property, plant and equipment	(414)	(181)	(7)

From inception through December 31, 2009, we have incurred an accumulated deficit of $121 million, and we expect to incur losses for the foreseeable future as we continue micro fuel cell product development and commercialization programs. We expect that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, operating results of our businesses.

At present, the Company does not expect to continue to provide equity funding for MTI Micro’s development and commercialization of its portable power source products. MTI Micro had cash and cash equivalents as of December 31, 2009 of $163 thousand. Subsequent to December 2009, MTI Micro collected outstanding receivable billings from the DOE of $307 thousand.

On January 11, 2010, MTI Micro entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with Counter Point Ventures Fund II, L.P. (“Counter Point”). Counter Point is managed by Dr. Walter L. Robb, a member of the Board of Directors of the Company and MTI Micro, and is a current stockholder of MTI Micro. Dr. Robb and Counter Point beneficially held approximately 29.5% of the fully-diluted capital stock of MTI Micro of December 31, 2009, and as of March 15, 2010 hold an aggregate of approximately 30.7% of the fully-diluted capital stock of MTI Micro.

Pursuant to the Purchase Agreement, MTI Micro may issue and sell to Counter Point up to 28,571,429 shares of common stock, par value $0.01 per share (the “Micro Common Stock”), at a purchase price per share of $0.070, over a period of twelve (12) months, and warrants (“Warrants”) to purchase shares of Micro Common Stock equal to 20% of the shares of Micro Common Stock purchased under the Purchase Agreement at an exercise price of $0.070 per share. The sale and issuance of the Micro Common Stock and Warrants shall occur over multiple closings (each, a “Closing”) occurring over two (2) one month closing periods and five (5) two-month closing periods (each, a “Closing Period”). Three Closings have occurred through March 15, 2010, with MTI Micro raising $660,000 from the sale of 9,428,571 shares of Micro Common Stock and Warrants to purchase 1,885,714 shares of Micro Common Stock to Counter Point. Subsequent Closings may occur thereafter at MTI Micro’s sole discretion during the Closing Periods upon delivery of written notice by MTI Micro to Counter Point of its desire to consummate a Closing, and Counter Point’s acceptance of such offer under the Purchase Agreement on the terms agreed upon with MTI Micro. In the event the terms and conditions of the Purchase Agreement no longer reflect current market conditions or otherwise, either party may elect not to participate in a Subsequent Closing(s) or the parties may amend the Purchase Agreement on mutually agreeable terms with respect to such Subsequent Closing(s). If MTI Micro were to issue and sell the remainder of the 28,571,429 shares under the Purchase Agreement, the Company would continue to hold an aggregate of 55.8% of the fully-diluted capital stock of MTI Micro.

Additionally, MTI Micro has the remaining $191 thousand for the DOE contract to bill as work is performed. However, the funds available through the Purchase Agreement are only available to us in increments of $330 thousand bi-monthly. Our next available draw down is May 2010. MTI Micro will be required to raise additional funds through issuance of its equity or debt, government funding and/or explore other strategic alternatives including but not limited to the sale of assets and/or the company. If MTI Micro is unable to raise additional financing, it may be required to discontinue or severely reduce its business operations.

In order to conserve cash and extend operations while we pursue any additional necessary financing, we would be required to reduce operating expenses. There is no assurance that funds raised in any such a financing will be sufficient, that the financing will be available on terms favorable to us or to existing stockholders and at such times as required, or that we will be able to obtain the additional financing required for the continued operation and growth of our business. During the last sixteen months, MTI Micro has raised $3.1 million in external debt and equity financing. If we raise additional funds by issuing equity securities, MTI Micro’s stockholders will experience further dilution. Additional debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity financing may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets or delay, reduce the scope of or eliminate some or all of our research and development programs, or discontinue our portable power source business. Without other resources, management currently believes it will need to make significant changes to its operations during April 2010.

Management believes that MTI Instruments will continue to generate positive cash flow and would be able to fund its current operations. However, no assurances can be provided on this subsidiary’s ability to continue as a going concern given the level of uncertainty involved with the parent company’s operations.

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

In August 2008, the Board of Directors approved a restructuring plan (the “Restructuring”), which was designed to help the Company reduce expenses and preserve cash. As part of the Restructuring, a total of 29 positions across the Company and its subsidiaries were eliminated. The Company paid total severance and other benefit charges of approximately $342,000 in connection with this plan by the end of the first quarter of 2009.

Results of Operations

Results of Operations for the Year Ended December 31, 2009 Compared to December 31, 2008.

Product Revenue: Product revenue in our test and measurement instrumentation business rose slightly from $6.22 million in 2008 to $6.26 million in 2009; an increase of less than 1%. As with the prior year, the U.S. Air Force remained the top customer for the segment, accounting for 19.0% of product revenue in 2009 and 15.6% in 2008. In addition, during 2009, a single U.S. based commercial customer accounted for 9.9% of total product revenue, versus 2008 when a single Japanese based commercial distributor accounted for 13.9% of total product revenue.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands)			Revenue			Total Contract
			Year Ended		Revenue	Orders Received
			December 31,		Contract to Date	to Date
Contract(1)	Expiration		2008	2009	Dec. 31, 2009	Dec. 31, 2009
$2.3 million Air Force New PBS-4100 Systems	07/28/2010	(2)	$—	$513	$2,109	$2,109
$8.8 million Air Force Retrofit and Maintenance of PBS-4100 Systems	06/19/2008	(3)	$594	$50	$8,009	$8,009
$6.5 million Air Force Retrofit and Maintenance of PBS-4100 Systems	09/27/2014	(4)	$—	$439	$439	$439
____________________

(1)	Contract values represent maximum potential values and may not be representative of actual results.
(2)	Date represents expiration of contract, including all three potential option extensions.
(3)	The contract expiration date has passed, however, one delivery order remains open under the contract.
(4)	Date represents expiration of contract, including all four potential option extensions.

Funded Research and Development Revenue: Funded research and development revenue in our new energy segment increased by $890 thousand, or 77%, to $2.04 million for the year ended December 31, 2009 from $1.15 million for the year ended December 31, 2008. The increase in revenue was primarily the result of the full year of recognition under the new DOE contract awarded in 2009 for the commercialization of our fuel cell product and an increase in our cost reimbursement rates, while in 2008, the DOE contract was for research and development costs.

(Dollars in thousands)		Revenue Year Ended	Revenue Year Ended	Revenue
Contract	Expiration	December 31, 2008	December 31, 2009	Contract to Date
$3.0 million DOE(2)	03/31/09	$1,154	$-0-	$3,000
$2.4 million DOE(3)	03/31/10	-0-	2,043	2,043
Total		$1,154	$2,043	$5,043

____________________

(1)	Dates represent expiration of contract, not date of final billing.
(2)	The DOE contract was a cost share contract. DOE funding for this contract was suspended during January 2006 and reinstated during May 2007. During 2007, we received notifications from the DOE of funding releases totaling $1.0 million and also received an extension of the termination date for the contract from July 31, 2007 to September 30, 2008. During 2008, we received notification from the DOE of a funding release of $325,000, and an extension of the termination date for the contract from September 30, 2008 to March 31, 2009.
(3)	The DOE contract is a cost share contract.

Cost of Product Revenue: Cost of product revenue in our test and measurement instrumentation business decreased by $516,000, or 16.2%, to $2.7 million during the year ended December 31, 2009 from $3.2 million for the year ended December 31, 2008. As a percentage of product revenue, the annual cost of product revenue decreased eight percentage points (43% in 2009 compared to 51% in 2008). Margin improvements were attributed to a $406,000 (33%) decrease in manufacturing overhead costs and a $322,000 decrease in the annual inventory reserve expense. These were partially offset by a one percentage point drop in product margins due to the 2009 product mix.

Unfunded Research and Product Development Expenses: Unfunded research and product development decreased by $4.5 million, or 76%, to $1.3 million in 2009. Of this, the new energy segment decreased by $3.8 million and the test and measurement instrumentation segment decreased by $685 thousand from the prior year due to staff reductions and substantial cut backs in external development spending.

Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased by $5.1 million, or 40%, to $3.3 million for the year ended December 31, 2009 from $8.4 million for the year ended December 31, 2008. This decrease was primarily the result of (a) a $1.5 million overall decrease in payroll costs due to staff reductions in 2008, with a full year impact in 2009, offset slightly by an increase in salary allocated to funded research and development (b) $568,000 in corresponding decreases in benefit related costs, bonuses and commissions (c) a $715,000 decrease in stock compensation related expenses (d) a $531,000 decrease in legal fees (e) a $329,000 decrease in travel expenditures (f) a decrease in $300,000 for outside consultants and audit fees and (g) the decreases in general operating expenses representing management efforts to reduce expenditures due to decreases in funding sources.

Operating Loss: Operating loss for the year ended December 31, 2009 compared with the operating loss for the year ended December 31, 2008 decreased by $9.35 million to $3.1 million, a 76% decrease, as a result of the factors noted above.

Gain on Sale of Securities Available for Sale: During 2008, we sold 1,137,166 shares of Plug Power common stock at a weighted average price of $2.67 per share, with gross proceeds to us of $3.3 million. As of December 31, 2008, we no longer owned any Plug Power common stock or other securities available for sale.

Gain (loss) on Derivatives: We recorded a loss on derivative accounting of $29 thousand for the year ended December 31, 2009 and a gain of $655 thousand on derivative accounting for the year ended December 31, 2008. Both the 2009 loss and 2008 gain are the result of derivative treatment of the freestanding warrants issued to investors in conjunction with our December 2006 capital raise.

Income Tax (Expense) Benefit: Our income tax rate for the year ended December 31, 2009 was 6%, while the income tax rate for the year ended December 31, 2008 was (19%). These tax rates were primarily the result of losses generated by operations, changes in the valuation allowance, state true-ups upon tax return filings, permanent deductible differences for the derivative valuation, and disproportionate effects of reclassification of gains on Plug Power security sales included in operating loss.

The valuation allowance against our deferred tax assets at December 31, 2009 was $26.4 million and at December 31, 2008 was $27.9 million. We determined that it was more likely than not that the ultimate recognition of certain deferred tax assets would not be realized.

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

(Dollars in thousands)				Revenue
		Revenue Year Ended	Revenue Year Ended	Contract to Date
Contract	Expiration(	December 31, 2007	December 31, 2008	Dec. 31, 2008
$3.0 million DOE(2)	03/31/09	$675	$1,154	$3,000
$1.0 million Samsung(3)	07/31/07	448		875
$418,000 SAFT(4)	12/31/06	418		418
$15,000 NCMS(5)	06/30/07	15		15
Total		$1,556	$1,154	$4,308

____________________

(1)	Dates represent expiration of contract, not date of final billing.
(2)	The DOE contract was a cost share contract. DOE funding for this contract was suspended during January 2006 and reinstated during May 2007. During 2007, we received notifications from the DOE of funding releases totaling $1.0 million and also received an extension of the termination date for the contract from July 31, 2007 to September 30, 2008. During 2008, we received notification from the DOE of a funding release of $325,000, and an extension of the termination date for the contract from September 30, 2008 to March 31, 2009.
(3)	The Samsung contract was a research and prototype contract. This contract included one up-front payment of $750,000 and two milestone payments of $125,000 each for the delivery of prototypes. The contract was amended on October 22, 2007 as we agreed to issue a credit in the amount of the last invoice in recognition of our continuing collaboration with Samsung. Therefore, revenue under this contract totaled $875,000.
(4)	The SAFT contract was a fixed price contract. This is a subcontract with SAFT under the U.S. Army CECOM contract. The purchase order received in connection with this subcontract was revised on November 14, 2006 eliminating one milestone. As a result, the contract value was reduced from $470,000 to $418,000 and the expiration date was extended from September 30, 2006 to December 31, 2006.
(5)	This contract was a cost plus catalyst research contract with the National Center for Manufacturing Sciences, or NCMS.

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

The valuation allowance against our deferred tax assets at December 31, 2008 was $27.9 million and at December 31, 2007 was $22.3 million. We determined that it was more likely than not that the ultimate recognition of certain deferred tax assets would not be realized.

Liquidity and Capital Resources

We have incurred significant losses as we continue to fund the development and commercialization of our portable power source business. We expect that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, our operating results, the availability of equity financing, including warrants issued in connection with the December 2006 capital raise, and the ability to attract government funding resources to offset research and development costs. As of December 31, 2009, we had an accumulated deficit of $120.7 million. During the year ended December 31, 2009, our results of operations resulted in a net loss of $3.1 million and cash used in operating activities totaling $2.17 million. This cash use in 2009 was funded primarily by cash and cash equivalents on hand as of December 31, 2008 of $1.7 million and results of operations of MTII.

We expect to continue to incur losses during this global economic slowdown, and we expect to continue funding our operations from current cash and cash equivalents, proceeds, if any, from debt or equity financings and government funding. We expect to spend approximately $1.1 million in research and development on MTI Instruments’ products during 2010.

We have no other commitments for funding future needs of the organization at this time and financing during 2010 may not be available to us on acceptable terms, if at all. We may also seek to supplement our resources through additional debt or equity financings, sales of assets (including MTI Micro or MTI Instruments), and additional government funding.

Working capital was $1.2 million at December 31, 2009, a $1.0 million increase from $.2 million at December 31, 2008. This increase was primarily the result of a continued hold on expenses and capital raised through the Bridge Note.

At December 31, 2009, the Company’s order backlog was $419 thousand, compared to $1.3 million at December 31, 2008.

Our inventory turnover ratios and average accounts receivable days sales outstanding for the years ended December 31, 2008 and 2009 and their changes are as follows:

	Years Ended December 31,
	2008	2009	Change
Inventory turnover	1.5	2.0	0.5
Average accounts receivable days sales outstanding	48	38	(10)

The increase in inventory turnover is driven by a 23% decrease in the average inventory balances on a comparable sales volume in 2008.

The decrease in average accounts receivable days sales outstanding in 2009 compared with 2008 was primarily attributable to our decision to grant our largest commercial customer 90-day payment terms during 2007. This customer accounted for 14% of our total product revenue in 2008. These extended payment terms were eliminated in conjunction with the expiration of our formal distribution agreement in September 2008 and the customer is now back to net 30 payment terms.

Cash flow used by operating activities was $2.2 million during 2009 compared with $10.3 million during 2008. This cash use decrease of $8.1 million reflects a net decrease in cash expenditures to fund operations, together with net balance sheet changes which decreased cash expenditures by $0.5 million, reflecting the timing of cash payments and receipts, particularly an increase in accounts receivable of $0.7 million and a reduction of inventory of $0.8 million.

Capital expenditures were $7 thousand during 2009, a decrease of $174 thousand from the prior year of $181 thousand. This decrease was attributable to lower laboratory equipment expenditures to support our micro fuel cell business. Capital expenditures in 2009 included computer equipment for our Shanghai operations. We had no outstanding commitments for capital expenditures as of December 31, 2009.

During 2008, we sold our remaining 1,137,166 shares of Plug Power common stock with proceeds totaling $3.0 million and gains totaling $1.0 million. These proceeds reflect our previously announced strategy to raise additional capital through the sale of Plug Power stock to fund our micro fuel cell operations. We expect the net gains to be offset by our operating losses for purposes of computing taxable income. We estimate that as of December 31, 2009, our remaining net operating loss carryforwards were approximately $65.4 million.

Off-Balance Sheet Arrangements

There were no off balance sheet arrangements.

Contractual Payment Obligations

We have entered into various agreements that result in contractual payment obligations in future years. These contracts include financing arrangements for current manufacturing, laboratory and office facility lease agreements. The following table summarizes cash payments that we are committed to make under the existing terms of contracts to which we are a party as of December 31, 2009. This table does not include contingencies.

	Less			More
Contractual Payment Obligations	Than 1	1-3	3-5	Than 5
(in thousands)	Year	Years	Years	Years	Total

Operating Leases / Total Contractual Payment Obligations	$441	$828	$269	$—	$1,538

Market Risk

Market risk is the risk that changes in market conditions will adversely affect earnings or cashflow. We categorize our market risks as interest rate risk and credit risk. Immediately below are detailed descriptions of the market risks and explanations as to how each of these risks are managed.

Interest Rate Risk. Interest rate risk is the risk that changes in interest rates could adversely affect earnings or cashflows. The Company’s cash equivalents are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income due to the difference between the current interest rates on cash. Interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cashflow as a result of assumed changes in market interest rates. A 10% decrease in 2009 interest rates would be immaterial the Company’s consolidated financial statements.

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

Our deposits are primarily in cash and investments in marketable securities, primarily deposited in commercial banks and investment companies. Credit exposure to any one entity is limited by Company policy.

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

We apply accounting guidance on Revenue Recognition in the evaluation of commercially funded fuel cell research and prototype agreements to determine when to properly recognize income. Payments received in connection with commercial research and prototype agreements are deferred and recognized on a straight-line basis over the term of the agreement for service-related payments.

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

Share-Based Payments. We grant options to purchase our common stock and award restricted stock to our employees and directors under our equity incentive plans. The benefits provided under these plans are share-based payments subject to the appropriate accounting provisions regarding Share-Based Payments. Effective January 1, 2006, we use the fair value method of accounting with the modified prospective application, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions apply to new awards and to awards that are outstanding on the effective date and subsequently modified. Under the modified prospective application, prior periods are not revised for comparative purposes. Share-based compensation expense recognized under these accounting methods for the year ended December 31, 2009 was $0.5 million. At December 31, 2009, total unrecognized estimated compensation expense related to non-vested awards granted prior to that date was $0.1 million, which is expected to be recognized over a weighted average period of 1.24 years.

We began estimating the value of share-based awards on the date of grant using a Black-Scholes option-pricing model effective January 1, 2006. Prior to this adoption, the value of each share-based award was estimated on the date of grant using the Black-Scholes model for the pro forma information required to be disclosed. The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. These variables include our expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate, and expected dividends.

If factors change and we employ different assumptions for the accounting methodology during future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option-pricing models to estimate share-based compensation. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes Option Pricing model, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the intrinsic values realized upon the exercise, expiration, cancellation, or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and expensed in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and expensed in our financial statements. There currently is neither a market-based mechanism nor other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor a way to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined using a qualified option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. Estimates of share-based compensation expenses are significant to our financial statements, but these expenses are based on the aforementioned option valuation model and will never result in the payment of cash by us.

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

For purposes of estimating the fair value of stock options granted during the twelve months ended December 31, 2009 using the Black-Scholes model, we used the historical volatility of our stock for the expected volatility assumption input to the Black-Scholes model, consistent with the proper accounting guidance. The risk-free interest rate is based on the risk-free zero-coupon rate for a period consistent with the expected option term at the time of grant. We do not currently pay nor do we anticipate paying dividends, but we are required to assume a dividend yield as an input to the Black-Scholes model. As such, we use a zero dividend rate. The expected option term is estimated using both historical term measures and projected termination estimates.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance as a result of uncertainties in our ability to realize certain net deferred tax assets, primarily consisting of net operating losses being carried forward. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. We have recorded a full valuation allowance against our net deferred tax assets of $26.4 million as of December 31, 2009.

During June 2006 accounting standards on Accounting for Uncertainty in Income Taxes were released, which became effective for us beginning in fiscal 2007. This methodology addresses the determination of how tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under this methodology, we must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The impact of our reassessment of our tax positions for these standards did not have a material impact on our results of operations, financial condition, or liquidity.

Derivative Instruments. We account for derivative instruments and embedded derivative instruments in accordance with the accounting standard for Accounting for Derivative Instruments and Hedging Activities, as amended. The amended standard requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. Fair value is estimated using the Black-Scholes Pricing model. We also follow accounting standards for the Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock, which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under these provisions a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument can be included in equity, with no fair value adjustments required.

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

In March 2008, the FASB issued authoritative guidance regarding disclosures about derivative instruments and hedging activities, which requires enhanced disclosures about derivative instruments and is effective for fiscal periods beginning after November 15, 2008. This was effective for our Company on January 1, 2009. Other than the required disclosures, the adoption of new guidance had no impact on the Financial Statements.

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

Item 8: Financial Statements and Supplementary Data

The financial statements filed herewith are set forth on the Index to Consolidated Financial Statements on Page F-1 and are incorporated herein by reference.

Selected Quarterly Financial Data
(Unaudited and in thousands except per share amounts)	Q1	Q2	Q3	Q4
2008
Product revenue	$1,980	$1,720	$1,400	$1,124
Funded research and development revenue	173	309	399	273
Gross profit – product revenue	1,140	894	565	444
Gross loss – funded research and development	(183)	(325)	(420)	(327)
Net loss	$(3,187)	$(3,278)	$(4,016)	$(2,023)

Loss per Share (Basic and Diluted):
Net loss	$(0.67)	$(0.69)	$(0.84)	$(0.42)

2009
Product revenue	$1,550	$1,309	$1,439	$1,965
Funded research and development revenue	517	542	526	458
Gross profit – product revenue	885	681	855	1,177
Gross loss – funded research and development	(518)	(545)	(528)	(461)
Net loss	$(742)	$(946)	$(882)	$(529)

Loss per Share (Basic and Diluted):
Net loss	$(0.15)	$(0.20)	$(0.19)	$(0.11)

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures: Our management, with the participation of our chief executive officer and acting chief financial officer, evaluated the effectiveness of MTI’s disclosure controls and procedures as of December 31, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the valuation of our disclosure controls and procedures as of December 31, 2009, our chief executive officer and acting chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. We determined that we had a material weakness in our internal control over financial reporting for the year ended December 31, 2008 because of staffing turnover in our finance area and lack of resources necessary to maintain effective controls. The Company has corrected this material weakness by retaining an outside consulting firm to provide controllership and chief financial officer related services. Additionally, on June 18, 2009, the Company appointed an Acting Chief Financial Officer. Based on our evaluation using the criteria set forth in Internal Control—Integrated Framework, Management has concluded that our internal control over financial reporting was effective as of December 31, 2009.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only Management’s Report in this annual report.

/s/ Peng K. Lim	/s/ Frederick W. Jones
Chief Executive Officer	Acting Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

(c) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(1) under the Exchange Act, during our fiscal quarter ended December 31, 2009 that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

(a) Directors
Incorporated herein by reference is the information appearing under the captions “Information about our Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC.

(b) Executive Officers
Incorporated herein by reference is the information appearing under the captions “Executive Officers” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC.

Incorporated herein by reference is the information appearing under the caption “Board of Director Meetings and Committees – Audit Committee” in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC.

Code of Ethics: We have adopted a Code of Ethics for employees, officers and directors. The Code of Ethics is intended to comply with Item 406 of Regulation S-K of the Securities Exchange Act of 1934. A copy may be obtained at no charge by written request to the attention of our Secretary at 431 New Karner Road, Albany, New York 12205. A copy of the Code of Ethics is also available on our website at http://www.mechtech.com.

Item 11: Executive Compensation

Incorporated herein by reference is the information appearing under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference is the information appearing under the caption “Principal Stockholders” in our definitive Proxy Statement for our 2010 Annual Meeting of Stockholders to be filed with the SEC.

Equity Compensation Plans
As of December 31, 2009, we have three equity compensation plans, each of which was originally approved by our stockholders; the Mechanical Technology, Incorporated 1996 Stock Incentive Plan (the “1996 Plan”), 1999 Employee Stock Incentive Plan (the “1999 Plan”) and 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 plan was amended and approved by our Board of Directors in 2009. We refer collectively to these as the Plans. See Note 13 to the Consolidated Financial Statements referred to in Item 8 for a description of these Plans.

The following table presents information regarding these plans:

Number of Securities Remaining
Available for Future Issuance
	Number of Securities To Be		Under
	Issued Upon Exercise of	Weighted Average Exercise	Equity Compensation Plans
	Outstanding	Price of Outstanding	(excluding securities reflected in
	Options, Warrants, Rights(1)	Options, Warrants, Rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans
approved by security holders	438,869	$23.22	-0-

Equity compensation plans
not approved by security holders	277,534	4.51	316,216
____________________

(1)	Under the 1996, 1999 and 2006 Plans, the securities available under the Plans for issuance and issuable pursuant to exercises of outstanding options may be adjusted in the event of a change in outstanding stock by reason of stock dividend, stock splits, reverse stock splits, etc.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference is the information appearing under the caption “Certain Relationships and Related Transactions” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the SEC.

Item 14: Principal Accountant Fees and Services

Incorporated herein by reference is the information appearing under the caption “Independent Accountants” in our definitive Proxy Statement for the 2010 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

PART IV

Item 15: Exhibits, Financial Statement Schedules

15(a) (1) Financial Statements: The financial statements filed herewith are set forth on the Index to Consolidated Financial Statements on page F-1 of the separate financial section which accompanies this Report, which is incorporated herein by reference.

15(a) (2) Financial Statement Schedules: The following consolidated financial statement schedule for the years ended December 31, 2007, 2008, and 2009 is included pursuant to Item 15(d):

Report of Independent Registered Public Accounting Firm on Financial Statements Schedule;
Schedule II - Valuation and Qualifying Accounts.

All other financial statement schedules not listed have been omitted because they are either not required, not applicable, or the information has been included elsewhere in the consolidated financial statements or notes thereto.

15(a) (3) Exhibits: The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K.

The following exhibits are filed as part of this Report:

Exhibit
Number	Description
3.1	Certificate of Incorporation of the registrant, as amended and restated. (17)

3.2	Certificate of Amendment of the Certificate of Incorporation of the registrant. (18)

3.3	By-Laws of the registrant, as amended and restated. (16)

4.1	Form of Common Stock Purchase Warrant to be issued by the Company. (13)

10.14	Mechanical Technology, Incorporated 1996 Stock Incentive Plan. (1)

10.30	Mechanical Technology, Incorporated 1999 Employee Stock Incentive Plan. (2)

10.38	Lease dated August 10, 1999 between Carl E. Touhey and Mechanical Technology, Inc. (3)

10.43	Lease dated April 2, 2001 between Kingfisher LLC and Mechanical Technology, Inc. (4)

10.44	First Amendment to lease dated March 13, 2003 between Kingfisher LLC and Mechanical Technology, Inc. (5)

10.132	Second Amendment to lease dated December 12, 2005 between Kingfisher, LLC and Mechanical Technology, Incorporated. (7)

10.139	Employment Agreement dated May 4, 2006 between Peng K. Lim and MTI MicroFuel Cells Inc (10) (amended and restated on December 31, 2008). (20)

10.140	Form of Restricted Stock Agreement for the 1996 and 1999 Mechanical Technology, Inc. Stock Incentive Plans. (11)

10.142	Third Amendment to lease dated August 7, 2006 between Kingfisher, LLC and Mechanical Technology, Incorporated. (12)

10.145	Mechanical Technology, Incorporated 2006 Equity Incentive Plan. (9)

10.147	Employment Agreement dated March 27, 2007 between Robert Kot and MTI Instruments, Inc (terminated January 2009). (14)

10.148	Fourth Amendment to lease dated August 6, 2007 between Kingfisher LLC and Mechanical Technology, Incorporated. (15)

10.151	Employment Agreement dated April 3, 2006 between James K. Prueitt and MTI MicroFuel Cells Inc (21) (amended and restated on December 31, 2008) (20).

10.152	Separation Agreement dated September 4, 2008 between Cynthia A. Scheuer and Mechanical Technology, Incorporated (19)

10.153	Form of Convertible Note and Warrant Purchase Agreement dated September 18, 2008 (19)

10.154	Amended and Restated Employment Agreement dated December 30, 2008 between James K. Prueitt and MTI MicroFuel Cells Inc. (20)

10.155	Amended and Restated Employment Agreement dated December 31, 2008 between Peng K. Lim and Mechanical Technology, Inc. (20)

10.156	Amendment to Employment Agreement dated March 27, 2007 between Robert Kot and MTI Instruments, Inc. (20)

10.157	Separation Agreement and Release Agreement dated January 16, 2009 between Robert Kot and MTI Instruments, Inc. (20)

10.158	Amendment No. 1 to Convertible Note and Warrant Purchase Agreement dated February 20, 2009 (20)

10.159	Letter Agreement dated February 24, 2009 between Peng K. Lim and Mechanical Technology, Inc. (20)

10.160	Letter Agreement dated February 24, 2009 between James K. Prueitt and MTI MicroFuel Cells Inc. (20)

10.161	Amendment No. 2 to Convertible Note and Warrant Purchase Agreement dated April 15, 2009 (21)

10.162	Secured Convertible Promissory Note Negotiated Conversion Agreement, dated December 9, 2009, by and among the Company, MTI Micro and the Bridge Investors (22)

10.163	Form of Common Stock Warrant (22)

10.164	Mechanical Technology, Incorporated Amended and Restated 2006 Equity Incentive Plan (23)

10.165	Fifth Amendment to lease dated August 6, 2007 between Kingfisher LLC and Mechanical Technology, Incorporated

10.166	Amendment No 1 to Lease Agreement Between Mechanical Technology Inc. and Carl E. Touhey

10.167	MTI MicroFuel Cells Inc. 2009 Stock Plan

14.1	Code of Ethics. (8)

21	Subsidiaries of the Registrant. (6)

23.1	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Certain exhibits were previously filed (as indicated below) and are incorporated herein by reference. All other exhibits for which no other filing information is given are filed herewith:

(1)	Filed as Appendix A to the registrant’s Definitive Proxy Statement Schedule 14A filed November 19, 1996.
(2)	Filed as an Exhibit to the registrant’s Proxy Statement, Schedule 14A, dated February 13, 1999.
(3)	Filed as an Exhibit to the registrant’s Form 10-K Report for the fiscal year ended September 30, 1999.
(4)	Filed as an Exhibit to our Form 10-K Report for the fiscal year ended September 30, 2001.
(5)	Filed as an Exhibit to the registrant’s Form 10-K Report for the year ended December 31, 2002.
(6)	Filed as an Exhibit to the registrant’s Form 10-K Report for the year ended December 31, 2003.
(7)	Filed as an Exhibit to the registrant’s Form 8-K Report dated December 12, 2005.
(8)	Filed as an Exhibit to the registrant’s Form 10-K Report for the year ended December 31, 2005.
(9)	Filed as an Exhibit to the registrant’s Proxy Statement, Schedule 14A, dated April 3, 2006.
(10)	Filed as an Exhibit to the registrant’s Form 8-K Report dated May 4, 2006.
(11)	Filed as an Exhibit to the registrant’s Form 8-K Report dated May 18, 2006.
(12)	Filed as an Exhibit to the registrant’s Form 10-Q Report for the quarter ended June 30, 2006.
(13)	Filed as an Exhibit to the registrant’s Form 8-K Report dated December 15, 2006.
(14)	Filed as an Exhibit to the registrant’s Form 8-K Report dated March 28, 2007.
(15)	Filed as an Exhibit to the registrant’s Form 10-Q Report for the quarter ended June 30, 2007.
(16)	Filed as an Exhibit to the registrant’s Form 8-K Report dated December 14, 2007.
(17)	Filed as an Exhibit to the registrant’s Form 10-K Report for the year ended December 31, 2007.
(18)	Filed as an Exhibit to the registrant’s Form 8-K Report dated May 15, 2008.
(19)	Filed as an Exhibit to the registrant’s Form 10-Q Report for the quarter ended September 30, 2008.
(20)	Filed as an Exhibit to the registrant’s Form 10-K Report for the year ended December 31, 2008.
(21)	Filed as an Exhibit to the registrant’s Form 8-K Report dated April 15, 2009.
(22)	Filed as an Exhibit to the registrant’s Form 8-K Report dated December 15, 2009.
(23)	Filed as an Exhibit to the registrant’s Form S-8 Registration Statement dated September 18, 2009

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MECHANICAL TECHNOLOGY, INCORPORATED

Date: March 31, 2010	By:	/s/ Peng K. Lim
Peng K. Lim
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Peng K. Lim	Chairman, Chief Executive Officer,
Peng K. Lim	(Principal Executive Officer and Director)	March 31, 2010

/s/ Frederick W. Jones	Acting Chief Financial Officer and Secretary
Frederick W. Jones	(Principal Financial and Accounting Officer)	March 31, 2010

/s/ Thomas J. Marusak	Director
Thomas J. Marusak		March 31, 2010

/s/ William P. Phelan	Director
William P. Phelan		March 31, 2010

/s/ E. Dennis O’Connor	Director
E. Dennis O’Connor		March 31, 2010

/s/ Walter L. Robb	Director
Dr. Walter L. Robb		March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders
of Mechanical Technology, Incorporated:

Our audits of the consolidated financial statements referred to in our report dated March 31, 2010 appearing on page F-2 of this Form 10-K of Mechanical Technology, Incorporated, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP

Albany, New York
March 31, 2010

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(DOLLARS IN THOUSANDS)

	Balance at		Additions
	Beginning of	Additions Charged to	Charged to			Balance at End of
Description	Period	Costs and Expenses	Other Accounts	Deductions		Period
Allowance for doubtful accounts (accounts receivable) for the years ended:
December 31, 2007	$—	$—	$—		$—	$—
December 31, 2008	$—	$—	$—		$—	$—
December 31, 2009	$—	$92	$—		$—	$92

Valuation allowance for deferred tax assets for the years ended:
December 31, 2007	$18,815	$3,518	$—		$—	$22,333
December 31, 2008	$22,333	$5,547	$—	$		$27,880
December 31, 2009	$27,880	$(1,495)	$	$		$26,385

Inventory reserve for the years ended:
December 31, 2007	$150	$137	$28		$133	$182
December 31, 2008	$182	$446	$(42)		$75	$511
December 31, 2009	$511	$124	$(48)		$59	$528

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Balance Sheets as of December 31, 2008 and 2009	F-3
Statements of Operations for the Years Ended December 31, 2007, 2008, and 2009	F-4
Statements of Stockholders’ Equity and Comprehensive Loss for the
Years Ended December 31, 2007, 2008, and 2009	F-5
Statements of Cash Flows for the Years Ended December 31, 2007, 2008, and 2009	F-6
Notes to Consolidated Financial Statements	F-7 to F-32

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Mechanical Technology, Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and comprehensive loss, and of cash flows present fairly, in all material respects, the financial position of Mechanical Technology, Incorporated and its subsidiaries at December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for noncontrolling interest in 2009.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ PricewaterhouseCoopers
Albany, New York
March 31, 2010

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2008 and 2009

(Dollars in thousands)	December 31,
	2008	2009
Assets
Current Assets:
Cash and cash equivalents	$1,662	$785
Accounts receivable, less allowance for doubtful accounts ($92 in 2009, $-0- in 2008)	540	1,142
Inventories, net	1,509	789
Prepaid expenses and other current assets	272	166
Total Current Assets	3,983	2,882
Property, plant and equipment, net	1,528	859
Total Assets	$5,511	$3,741

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$508	$323
Accrued liabilities	1,648	1,290
Deferred revenue	8	16
Bridge note payable – related party, at fair value	1,544	—
Income taxes payable	23	20
Total Current Liabilities	3,731	1,649

Long-Term Liabilities:
Uncertain tax position liability	213	—
Derivative liability	41	70
Total Long-Term-Liabilities	254	70
Total Liabilities	3,985	1,719

Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 75,000,000;
5,776,750 issued in both 2008 and 2009	58	58
Paid-in-capital	132,781	133,286
Accumulated deficit	(117,570)	(120,725)
Common stock in treasury, at cost, 1,005,092 shares in both 2008 and 2009	(13,754)	(13,754)
Total MTI stockholders’ equity (deficit)	1,515	(1,135)
Noncontrolling interest	11	3,157
Total Equity	1,526	2,022
Total Liabilities and Stockholders’ Equity	$5,511	$3,741

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2007, 2008, and 2009

(Dollars in thousands, except per share)	Years Ended December 31,
	2007	2008	2009
Product revenue	$9,028	$6,224	$6,263
Funded research and development revenue	1,556	1,154	2,043
Total revenue	10,584	7,378	8,306
Operating costs and expenses:
Cost of product revenue	3,430	3,181	2,665
Research and product development expenses:
Funded research and product development	1,891	2,409	4,095
Unfunded research and product development	9,874	5,855	1,349
Total research and product development expenses	11,765	8,264	5,444
Selling, general and administrative expenses	8,738	8,369	3,284
Operating loss	(13,349)	(12,436)	(3,087)
Interest expense	—	(44)	(222)
Loss on extinguishment of debt	—	—	(232)
Gain (loss) on derivatives	2,967	655	(29)
Gain on sale of securities available for sale	2,549	1,018	—
Other (expense) income, net	224	47	(2)
Loss before income taxes and non-controlling interest	(7,609)	(10,760)	(3,572)
Income tax benefit (expense)	(2,548)	(2,004)	208
Net loss, net of tax	(10,157)	(12,764)	(3,364)
Plus: Net loss attributed to noncontrolling interest	582	260	265
Net loss attributed to MTI	(9,575)	(12,504)	(3,099)

Loss per Share (Basic and Diluted):
Loss per share (basic and diluted)	$(2.01)	$(2.62)	$(0.65)

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2007, 2008, and 2009

(Dollars in thousands)	Years Ended December 31,
	2007	2008	2009
Common Stock
Balance, beginning	$58	$58	$58
Balance, ending	$58	$58	$58
Paid-In Capital
Balance, beginning	$130,968	$132,065	$132,781
Issuance of shares – stock options	60	—	—
Stock-based compensation	1,558	844	505
MTI MicroFuel Cell Investment	(521)	(128)	—
Balance, ending	$132,065	$132,781	$133,286
Accumulated Deficit
Balance, beginning	$(95,385)	$(105,066)	$(117,570)
Cumulative effect of adoption of FIN 48	(106)	—	—
Net loss	(9,575)	(12,504)	(3,099)
MTI Micro Warrants issued	—	—	(56)
Balance, ending	$(105,066)	$(117,570)	$(120,725)
Accumulated Other Comprehensive Income (Loss)
Balance, beginning	$984	$500	$—
Change in unrealized (loss) gain on securities available for sale (net of taxes
of $0 in 2007, 2008, and 2009)	68	—	—
Less reclassification adjustment for gains included in net income (net of
taxes of $2,518 in 2007, $1,971 in 2008 and $-0- in 2009)	(552)	(500)	—
Balance, ending	$500	$—	$—
Treasury Stock
Balance, beginning	$(13,754)	$(13,754)	$(13,754)
Balance, ending	$(13,754)	$(13,754)	$(13,754)
Noncontrolling Interest (NCI)
Balance, beginning	$205	$143	$11
Net loss attributed to NCI	(582)	(260)	(265)
Equity contribution	520	128	3,411
Balance, ending	$143	$11	$3,157
Total Stockholders’ Equity
Balance, ending	$13,946	$1,526	$2,022

Total Comprehensive Loss
Net Loss	$(9,575)	$(12,504)	$(3,099)
Other comprehensive loss:
Reclassification adjustment for gains included in net income, net of taxes	(552)	(500)	—
Change in unrealized (loss) gain on securities available for sale, net of taxes	68	—	—
Total comprehensive loss	$(10,059)	(13,004)	(3,099)

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2007, 2008, and 2009

(Dollars in thousands)	Years Ended December 31,
	2007	2008	2009
Operating Activities
Net (loss)	$(10,157)	$(12,764)	$(3,364)
Adjustments to reconcile net loss to net cash used by operating activities:
(Gain) loss on derivatives	(2,967)	(655)	29
Gain on sale of securities available for sale	(2,549)	(1,018)	—
Depreciation and amortization	1,129	819	660
Loss (gain) on disposal of fixed assets	39	(7)	16
Deferred income taxes	2,518	1,971	—
Stock based compensation	1,558	844	505
Loss on extinguishment of debt	—	—	232
Provision for doubtful accounts	—	—	92
Provision for inventory obsolescence	137	446	124
Changes in operating assets and liabilities:
Accounts receivable, net	244	829	(694)
Inventories, net	(294)	(582)	781
Prepaid expenses and other current assets	113	57	106
Accounts payable	(379)	235	(186)
Income taxes payable	23	17	(216)
Deferred revenue	(749)	(109)	8
Accrued liabilities	(349)	(429)	(263)
Net cash used in operating activities	(11,683)	(10,346)	(2,170)

Investing Activities
Purchases of property, plant and equipment	(414)	(181)	(7)
Proceeds from sale of property, plant and equipment	12	—	—
Proceeds from sale of securities available for sale	5,130	3,039	—
Net cash provided by (used in) investing activities	4,728	2,858	(7)

Financing Activities
Proceeds from short-term debt	—	1,500	1,300
Proceeds from stock option exercises	60	—	—
Net cash provided by financing activities	60	1,500	1,300
Decrease in cash and cash equivalents	(6,895)	(5,988)	(877)
Cash and cash equivalents - beginning of year	14,545	7,650	1,662
Cash and cash equivalents - end of year	$7,650	$1,662	$785

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

Description of Business

Mechanical Technology, Incorporated, (“MTI” or the “Company”), a New York corporation, was incorporated in 1961. MTI operates in two segments, the New Energy segment which is conducted through MTI MicroFuel Cells Inc. (“MTI Micro”), a majority-owned subsidiary, and the Test and Measurement Instrumentation segment, which is conducted through MTI Instruments, Inc. (“MTI Instruments”), a wholly-owned subsidiary.

MTI Micro was incorporated in Delaware on March 26, 2001, and is developing Mobion®, a handheld energy-generating device to replace current lithium-ion and similar rechargeable battery systems in many handheld electronic devices for the military and consumer markets. Mobion® handheld generators are based on direct methanol fuel cell (DFMC) technology, which has been recognized as enabling technology for advanced portable power sources by the scientific community and industry analysts. As the need for advancements in portable power increases, MTI Micro is developing Mobion® as a solution for advancing current and future electronic device power needs and addressing the multi-billion dollar portable electronics market. As of December 31, 2009, the Company owned approximately 61.81% of MTI Micro’s outstanding common stock.

MTI Instruments was incorporated in New York on March 8, 2000. MTI Instruments is a worldwide supplier of precision non-contact physical measurement solutions, condition based monitoring systems, portable balance equipment and wafer inspection tools. MTI Instrument’s products use a comprehensive array of technologies to solve complex, real world applications in numerous industries including manufacturing, semiconductor, solar, commercial and military aviation, automotive and data storage. Our products consist of electronic gauging instruments for position, displacement and vibration application within the design, manufacturing/production, test and research market; wafer characterization of semi-insulating and semi-conducting wafers within both the semiconductor and solar industries; and engine vibration analysis systems for both military and commercial aircraft.

Reverse Stock Split

Unless otherwise noted, all capital values, share, and per share amounts in the consolidated financial statements have been retroactively restated for the effects of the Company’s reverse split of its issued and outstanding common stock at a rate of 1-for-8 which became effective on May 16, 2008. This action was approved by stockholders on May 15, 2008.

Liquidity and Going Concern

The Company has incurred significant losses as it continued to fund the direct methanol fuel cell product development and commercialization programs of its majority owned subsidiary, MTI Micro, and had a consolidated accumulated deficit of $120,725 thousand and working capital of $1,233 thousand at December 31, 2009. Because of these losses, limited current cash and cash equivalents, negative cash flows and accumulated deficit, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At present, the Company does not expect to continue to fund MTI Micro on a long-term basis. The Company has projected positive cash flows to meet future cash requirements for operations and capital expenditures exclusive of MTI Micro, and has cash and cash equivalents of $785 thousand at December 31, 2009. Management believes that MTI Instruments will continue to generate positive cash flows and be able to fund its current operations. However, no assurance can be provided regarding MTI and MTI Instrument’s ability to continue as a going concern given the level of uncertainty involved with the parent company’s operations.

Since the Company will no longer fund MTI Micro, the subsidiary has sought other sources of funding. In September 2008, MTI Micro closed on $2.2 million of funding in the form of convertible secured notes (the “Bridge Notes”) to investors (the “Bridge Investors”), including MTI, Dr. Walter L. Robb, a member of the Company’s and MTI Micro’s Boards of Directors, and Counter Point Ventures Fund II, LP (Counter Point). Counter Point is a venture capital fund sponsored and managed by Dr. Walter L. Robb. General Electric Pension Trust, an employee benefit plan trust, is a passive limited partner in Counter Point. In February 2009, MTI Micro issued additional bridge notes to Counter Point in the amount of $500,000. On April 15, 2009, MTI Micro, Counter Point and an additional investor agreed to additional bridge notes in the amount $800,000 to be drawn down in increments not to exceed $165,000 monthly. The final principal draw down occurred on December 4, 2009. The Bridge Notes carried an annual interest rate of 10%. On December 9, 2009, these bridge notes with the aggregate principal and accrued interest amount of $3,910,510 outstanding were converted into an aggregate of 55,864,425 shares of Common Stock of MTI Micro using a conversion price per share of $0.070 (the “Negotiated Conversion”). See Note 17 for further discussion of this transaction.

On January 11, 2010, MTI Micro entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with Counter Point. Through March 11, 2010 $660 thousand has been drawn against this agreement. See Note 20 for further discussion of this transaction.

On April 16, 2009, MTI Micro was awarded a cost share funding grant of $2.4 million from the United States Department of Energy (DOE) as part of DOE’s $41.9 million in American Recovery and Reinvestment Act funding for fuel cell technology. As of February 22, 2010, $2.2 million has been billed and paid by the DOE under this grant.

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
There is no guarantee that resources will be available to MTI Micro on terms acceptable to it, or at all, or that such resources will be received in a timely manner, if at all, or that MTI Micro will be able to reduce its capital expenditure run-rate further without materially and adversely affecting its business. MTI Micro had cash and cash equivalents as of December 31, 2009 of $163 thousand. Additionally, MTI Micro has $1,340 thousand of available borrowing capacity through the Agreement, and the remaining $191 thousand for the DOE contract as work is performed. However, the funds available through the Agreement are only available to us at increments of $330 thousand bi-monthly. Our next available draw down is May, 2010. Without other resources, management currently believes it will need to make significant changes to its operations in the month of April of 2010.

2. Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its majority-owned subsidiaries. All significant inter-company transactions are eliminated in consolidation.

Non-controlling interest in subsidiaries consists of equity securities issued by a subsidiary of the Company. The Company reflects the impact of the equity securities issuances in its investment in subsidiary and additional paid-in-capital accounts for the dilution or anti-dilution of its ownership interest in the subsidiary.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, marketable securities, accounts receivable, unbilled contract costs and fees, derivatives and accounts payable. The estimated fair values of these financial instruments approximate their carrying values at December 31, 2008 and 2009. The estimated fair values have been determined through information obtained from market sources, where available, or Black-Scholes Option Pricing model valuations.

Accounting for Derivative Instruments

On January 1, 2009, the Company adopted a newly issued accounting standard regarding disclosure of derivative instruments. The Company recognizes all derivatives as either assets or liabilities in the statement of financial position and measures these instruments at fair value. The fair value of the derivative is recorded in the “Derivative liability” line on the financial statements, and is valued quarterly using the Black-Scholes Option Pricing Model. The Company also follows the accounting provisions for Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in, a Company’s Own Stock, which requires freestanding contracts that are settled in a company’s own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. Under these provisions, a contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument can be included in equity, with no fair value adjustments required. Based on the terms and conditions of the warrant of the Company, the instrument does not qualify to be designated as an equity instrument and is therefore recorded as a derivative liability.

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

Income Taxes

The Company accounts for taxes in accordance under the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable for future years to differences between financial statement and tax bases of existing assets and liabilities. Under the accounting standard, the effect of tax rate changes on deferred taxes is recognized in the income tax provision in the period that includes the enactment date. The provision for taxes is reduced by investment and other tax credits in the years such credits become available. A valuation allowance is recorded to reduce the carrying amounts of deferred tax assets unless it is more likely than not those assets will be realized.

Effective January 1, 2007, the Company adopted an accounting provision that contains a two-step approach to recognizing and measuring uncertain tax positions (tax contingencies). The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more than 50% likely of being realized upon ultimate settlement. The Company considers many factors when evaluating and estimating its tax positions and tax benefits, which may require periodic adjustments and which may not accurately forecast actual outcomes.

Revenue Recognition

The Company applies the accounting guidance for revenue recognition in the evaluation of its contracts to determine when to properly recognize revenue. The following outlines the various types of revenue and the determination of the recognition of income for each category:

Product Revenue

Product revenue is recognized when there is persuasive evidence of an arrangement, the collection of a fixed fee is probable or determinable, and delivery of the product to the customer or distributor has occurred, at which time title generally is passed to the customer or distributor. All of these generally occur upon shipment of the product. If the product requires installation to be performed by the Company, all revenue related to the product is deferred and recognized upon the completion of the installation. If the product requires specific customer acceptance, revenue is deferred until customer acceptance occurs or the acceptance provisions lapse, unless the Company can objectively and reliably demonstrate that the criteria specified in the acceptance provisions is satisfied.

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

Commercial Research and Prototype Agreement Income

The Company also applies the proper accounting guidance in the evaluation of commercially funded fuel cell research and prototype agreements in order to determine when to properly recognize income. Payments received in connection with commercial research and prototype agreements are deferred and recognized on a straight-line basis over the term of the agreement for service-related payments, and for milestone and prototype delivery payments, if and when achieved, revenue is deferred and recognized on a straight-line basis over the remaining term of the agreement. Under this policy, when revenue qualifies for recognition it will be recorded in the Consolidated Statements of Operations in the line “Funded research and development revenue.” The costs associated with research and prototype-producing activities are expensed as incurred. Expenses in an amount equal to revenues recognized are reclassified from “Unfunded research and product development” to “Funded research and product development” in the Consolidated Statements of Operations.

Prototype Evaluation Agreements

The Company recognizes income derived from its micro fuel cell prototype evaluation agreements, where the Company receives a lump-sum amount from Original Equipment Manufacturers (“OEMs”) which are testing the Company’s Mobion prototypes for an OEM-specific application, upon delivery of the evaluation prototypes. These prototypes are returned to the Company once the evaluation period expires. There are no warranties given to any OEM regarding these prototypes, and each evaluation agreement is considered a customer specific arrangement. The costs associated with executing these prototype evaluation arrangements are expensed in research and development expense as they are incurred. Income derived from these arrangements of $45 thousand in 2009 and $23 thousand in 2008 are recorded in the Consolidated Statements of Operations in the line titled “Other income (expense), net.”

Cost of Product Revenue

Cost of product revenue includes material, labor and overhead. Costs incurred in connection with funded research and development arrangements are included in funded research and product development expenses.

Deferred Revenue

Deferred revenue consists of payments received from customers in advance of services performed, completed installation or customer acceptance.

Warranty

The Company records a warranty reserve at the time product revenue is recorded based on a historical rate. The reserve is reviewed during the year and is adjusted, if appropriate, to reflect new product offerings or changes in experience. Actual warranty claims are tracked by product line. Warranty liability was $21 thousand and $31 thousand at December 31, 2009 and 2008, respectively.

Accounting for Impairment or Disposal of Long-Lived Assets

The Company accounts for impairment or disposal of long-lived assets in accordance with accounting standards that address the financial accounting and reporting for the impairment or disposal of long-lived assets, specify how impairment will be measured, and how impaired assets will be classified in the consolidated financial statements. On a quarterly basis, the Company analyzes the status of its long-lived assets at each subsidiary for potential impairment. As of December 31, 2009, the Company does not believe that any of its long-lived assets have suffered any type of impairment that would require an adjustment to that asset’s recorded value.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of less than three months.

Net Loss per Common Share

The Company reports net loss per basic and diluted common share in accordance with the accounting standard, which establishes standards for computing and presenting loss per share. Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted loss per share reflects the potential dilution, if any, computed by dividing loss income by the combination of dilutive common share equivalents, comprised of shares issuable under outstanding investment rights, warrants and the Company’s share-based compensation plans, and the weighted average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money stock options, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a stock option, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of windfall tax benefits that would be recorded in additional paid-in capital, if any, when the stock option is exercised are assumed to be used to repurchase shares in the current period.

Share-Based Payments

The Company accounts for stock based awards exchanged for employee service in accordance with the stock-based payment accounting guidance. The Company has three share-based employee compensation plans and MTI Micro has two share-based employee compensation plans, all of which are described more fully in Note 13, Stock Based Compensation.

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

The Company records deferred tax assets for awards that potentially can result in deductions on the Company’s income tax returns based on the amount of compensation cost recognized and the Company’s statutory tax rate. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company’s income tax return are recorded in Additional Paid-In Capital (if the tax deduction exceeds the deferred tax asset) or in the Consolidated Statement of Operations (if the deferred tax asset exceeds the tax deduction and no historical pool of windfall tax benefits exists). Since the adoption of revised accounting standard on share-based payments, no tax benefits have been recognized related to share-based compensation since the Company has incurred net operating losses and has established a full valuation allowance to offset all potential tax benefits associated with these deferred tax assets. The Company continues to record the fair market value of stock options and warrants granted to non-employees and non-directors in exchange for services in accordance with the appropriate accounting guidance in the Consolidated Statements of Operations.

Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk principally consist of cash equivalents, trade accounts receivable and unbilled contract costs. The Company’s trade accounts receivable and unbilled contract costs and fees are primarily from sales to commercial customers, the U.S. government and state agencies. The Company does not require collateral and has not historically experienced significant credit losses related to receivables or unbilled contract costs and fees from individual customers or groups of customers in any particular industry or geographic area.

The Company deposits its cash in commercial banks. Credit exposure to any one entity is limited by Company policy.

Research and Development Costs

The Company expenses research and development costs as incurred.

Comprehensive Loss

Comprehensive loss includes net loss, as well as changes in stockholders’ equity, other than those resulting from investments by stockholders.

Effect of Recent Accounting Pronouncements

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

In March 2008, the FASB issued authoritative guidance regarding disclosures about derivative instruments and hedging activities, which requires enhanced disclosures about derivative instruments and is effective for fiscal periods beginning after November 15, 2008. This was effective for our Company on January 1, 2009. Other than the required disclosures, the adoption of new guidance had no impact on the Financial Statements.

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

3. Accounts Receivable and Allowance for Doubtful Accounts

Receivables consist of the following at December 31:

	2008	2009
	(dollars in thousands)
U.S. and State Government:
Amount billable	$102	$143
Amount billed	4	—
Total U.S. and State Government	106	143
Commercial	434	1,091
Less: Allowance for doubtful accounts	—	(92)
Total	$540	$1,142

As of December 31, 2008 and 2009, the Company had a reserve for doubtful trade accounts receivable of $0 and $92 thousand, respectively.

4. Issuance of Stock by Subsidiary

MTI Micro was formed on March 26, 2001 and as of December 31, 2009 the Company owns approximately 61.81% of MTI Micro’s outstanding common stock. The following table represents all MTI Micro common stock shares issued.

		MTI		NCI
	Average		Ownership		Ownership
	Price	Shares	%	Shares	%	Total Shares

Balance at 1/1/2007		27,236,896	94.0	1,750,345	6.0	28,987.241

Stock issued for MTI Options to MFC Employees	$0.69	44,960				44,960

Transfer of Plug Power securities to MFC	$0.69	5,680,827				5,680,827

Conversion of Loan Receivable	$0.70	13,067,770				13,067,770

Balance at 12/31/07		46,030,453	96.3	1,750,345	3.7	47,780,798

Stock issued for MTI Options to MFC Employees.	$0.45	31,469				31,469

Transfer of Plug Power securities to MFC	$0.35	7,319,181				7,319,181

Conversion of Loan Receivable	$0.24	10,416,667				10,416,667

Balance at 12/31/08		63,797,770	97.3	1,750,345	2.7	65,548,115

Stock issued for MTI Options to MFC Employees	$0.14	10,501				10,501

Conversion of Bridge Loan	$0.07	11,241,666		44,622,759		55,864,425

Balance at 12/31/09		75,049,937	61.8	46,373,104	38.2	121,423,041

The increase (decrease) in the Company’s paid-in-capital of $(521), $(128), and $-0- thousand in 2007, 2008, and 2009, respectively, represents the changes in the Company’s equity investment in MTI Micro, which resulted from the conversion of the bridge note and the anti-dilutive impact of the Company’s investments into and third-party stock transactions in MTI Micro stock.

5. Inventories

Inventories, net consist of the following at December 31:

	2008	2009
	(dollars in thousands)
Finished goods	$772	$465
Work in process	449	193
Raw materials, net	288	131
	$1,509	$789

6. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

	2008	2009
	(dollars in thousands)
Leasehold improvements	$1,213	$1,213
Computers and related software	2,199	2,164
Machinery and equipment	4,018	3,820
Office furniture and fixtures	299	473
	7,729	7,670
Less accumulated depreciation	6,201	6,811
	$1,528	$859

Depreciation expense was $1,129, $819, and $660 thousand for 2007, 2008, and 2009, respectively. Repairs and maintenance expense was $82, $57, and $20 thousand for 2007, 2008, and 2009, respectively.

7. Income Taxes

Income tax (expense) benefit for each of the years ended December 31 consists of the following:

	2007	2008	2009
	(dollars in thousands)
Federal	$—	$—	$9
State	(30)	(33)	199
Deferred	(2,518)	(1,971)	—
Total	$(2,548)	$(2,004)	$208

Income tax benefit (expense) allocated directly to stockholders’ equity for each of the years ended December 31 is as follows:

	2007	2008	2009
	(dollars in thousands)
Total change in unrealized (gain) loss on securities available for sale:
Deferred tax benefit (expense)	$1,201	$989	—
Valuation allowance (expense)	(1,201)	(989)	—

Tax effect of reclassification adjustment for gains included in
net income (loss)	2,518	1,971	—
	$2,518	$1,971	$—

The significant components of deferred income tax (expense) benefit from operations before non controlling interest for each of the years ended December 31 consists of the following:

	2007	2008	2009
	(dollars in thousands)
Deferred tax benefit (expense)	$1,181	$721	$432
Net operating loss carry forward	3,069	3,837	(1,927)
Valuation allowance	(4,250)	(4,558)	1,495
Disproportionate tax effect of reclassification adjustment for
gains included in net income (loss)	(2,518)	(1,971)	0
	$(2,518)	$(1,971)	$0

The Company’s effective income tax rate from operations before minority interest differed from the Federal statutory rate for each of the years ended December 31 is as follows:

	2007	2008	2009
Federal statutory tax rate	34%	34%	34%
State taxes, net of federal tax effect	1	3	—
Change in valuation allowance	(56)	(42)	42
Disproportionate tax effect of reclassification
adjustment for gains included in net income (loss)	(28)	(16)	—
Permanent tax difference on derivative valuation	16	2	—
Loss on extinguishment of debt	—	—	(2)
IRC Section 382 Limitation	—	—	(64)
Adjustment to opening deferred tax balance	—	—	(3)
Other, net	—	—	(1)
Tax Rate	(33)%	(19)%	6%

Pre-tax loss before non controlling interests was $7,609, $10,760, and $3,572 thousand for 2007, 2008, and 2009, respectively. The deferred tax assets and liabilities as of December 31 consist of the following tax effects relating to temporary differences and carry forwards:

	2008	2009
	(dollars in thousands)
Current deferred tax (liabilities) assets:
Inventory valuation	$204	$211
Inventory capitalization	13	16
Bad Debt Reserve	—	37
Vacation pay	77	82
Warranty and other sale obligations	12	9
Other reserves and accruals	22	81
	328	436
Valuation allowance	(328)	(436)
Net current deferred tax liabilities	$—	$—

Noncurrent deferred tax assets (liabilities):
Net operating loss	$24,874	$22,947
Property, plant and equipment	27	158
Stock options	2,138	2,340
Research and development tax credit	459	459
Alternative minimum tax credit	54	45
	27,552	25,949
Valuation allowance	(27,552)	(25,949)
Non-current net deferred tax assets	$—	$—

The valuation allowance at December 31, 2008 and 2009 was $27,880 and $26,385 thousand, respectively. The net change in the valuation allowance was $5,547 thousand in 2008 and $(1,495) thousand in 2009. The valuation allowance at December 31, 2008 and 2009 reflects the estimate that it is more likely than not that the net deferred tax assets may not be realized.

At December 31, 2009, the Company has unused Federal net operating loss carry forwards of approximately $65,384 thousand. Of these carry forwards, $1,325 thousand represents windfall tax benefits from stock option transactions, the tax effect of which are not included in the Company’s net deferred tax assets. Additionally, it is estimated that $6,691 thousand of these carryforwards will expire prior to utilization due to IRC Section 382 limitation described below. This net operating loss limited by IRC Section 382 is not reflected in the Company’s deferred tax asset as of December 31, 2009. The Federal net operating loss carry forwards, if unused, will begin to expire in 2010.

The Company's and/or its subsidiaries’ ability to utilize their net operating loss carryforwards may be significantly limited by Section 382 of the Internal Revenue Code of 1986, as amended, if the Company or any of its subsidiaries undergoes an “ownership change” as a result of changes in the ownership of the Company's or its subsidiaries’ outstanding stock pursuant to the exercise of the warrants or otherwise. A corporation generally undergoes an “ownership change” when the ownership of its stock, by value, changes by more than 50 percentage points over any three-year testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change net operating loss carryforwards and certain recognized built-in losses. As of December 31, 2009, although no formal Section 382 study has been performed, the Company does not appear to have had an ownership change for Section 382 purposes. However, as noted below, it appears that as a result of MTI Micro’s conversion of the Bridge Notes (combined with the Company’s ownership changes) MTI Micro appears to have had an ownership change for Section 382 purposes which places limitations on the utilization of MTI Micro’s separate company net operating loss carryforwards.

As a result of the conversion of the Bridge Notes (see Footnote 17 for further discussion of the transaction), MTI no longer maintains an 80% or greater ownership in MTI Micro. Thus, MTI Micro will no longer be included in Mechanical Technology, Inc. and Subsidiaries' consolidated federal and combined New York State tax returns, effective December 9, 2009. Additionally, as the result of conversion, MTI Micro may have experienced a Section 382 ownership change which subjects MTI Micro's separate company net operating losses to an annual Section 382 limitation.

Pursuant to the Internal Revenue Service's consolidated tax return regulations (IRS Regulation Section 1.1502-36), upon MTI Micro leaving the Mechanical Technology, Inc. and Subsidiaries consolidated group, MTI is permitted to elect to reduce a portion of its stock tax basis in MTI Micro by "reattributing" a portion of MTI Micro's net operating loss carry forwards to MTI, for an amount equivalent to its built in loss amount in MTI's investment in MTI Micro's stock.

As the result of MTI anticipating that it will make this election with its December 31, 2009 tax return, MTI will reattribute approximately $45,226 thousand of MTI Micro's net operating losses (reducing its tax basis in MTI Micro's stock by the same amount), leaving MTI Micro with approximately $13,000 thousand of separate company net operating loss carry forwards. However, as noted above, as the result of a Section 382 limitation, caused by the conversion, it is estimated that $6,691 thousand of these net operating losses will expire prior to utilization.

As of December 31, 2009, the Company has approximately $459 thousand of research and development tax credit carry forwards, which begin to expire in 2018, and approximately $45 thousand of alternative minimum tax credit carry forwards, which have no expiration date. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates.

The Company adopted the provisions of ASC 740’s accounting for uncertain tax benefits on January 1, 2007, the first day of its 2007 fiscal year. As a result of this implementation, the Company recorded a $106 thousand increase in the net liability for uncertain tax positions, which was recorded as an adjustment to the Company’s opening balance of retained earnings on January 1, 2007. Additionally, the same tax position that triggered the Company’s adoption charge caused the Company to reclassify $80 thousand from current income taxes payable to non-current liabilities for uncertain tax positions.

A reconciliation of the beginning and ending amount of unrecognized tax benefits in accordance with ASC 740 for 2007, 2008 and 2009 is as follows:

	2007	2008	2009
		(dollars in thousands)
Balance as of January 1,	$2,024	$2,044	$2,049
Additions for tax positions of prior years	20	5	—
Deductions for settlements	—	—	213
Balance as of December 31,	$2,044	$2,049	$1,836

In future periods, if $1,836 thousand of these unrecognized benefits become supportable, the Company may not recognize a change in its effective tax rate as long as it remains in a full valuation allowance position. Additionally the Company does not have uncertain tax positions that it expects will increase or decrease within twelve months of this reporting date. In accordance with the Company’s accounting policy, it recognizes interest and penalties related to uncertain tax positions as a component of tax expense. This policy did not change as a result of the adoption of ASC 704’s accounting for uncertain tax positions. The Company recognized interest and penalties expense of $5 thousand in 2008 and interest and penalties income of $47 thousand in 2009 (upon settlement of the NYS audit discussed below). As of December 31, 2008 and 2009, the Company had $54 thousand and $0 of accrued interest and penalties related to uncertain tax positions, respectively.

The Company files income tax returns, including returns for its subsidiaries, with federal and state jurisdictions. The Company is no longer subject to IRS or NYS examinations for its federal and state returns for any periods prior to 2006, although carryforward attributes that were generated prior to 2006 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period. On February 2, 2009, New York State Department of Taxation and Finance notified the Company that it was no longer going to pursue the issue associated with potentially not permitting the Company to file combined tax returns for the period 2002 through 2004. At December 31, 2008 the Company had recorded a $213 thousand long-term liability for this issue. In the settlement of this issue, the Company paid New York State approximately $19 thousand and recognized the benefit of the reversal of this liability of $194 thousand in the first quarter of 2009.

8. Accrued Liabilities

Accrued liabilities consist of the following at December 31:

	2008	2009
	(dollars in thousands)
Salaries, wages and related expenses	$746	$525
Acquisition and disposition costs	363	363
Legal and professional fees	212	183
Warranty and other sale obligations	31	20
Commissions	33	13
Other	307	186
	$1,692	$1,290

9. Fair Value Measurement

The estimated fair value of certain financial instruments, including cash, cash equivalents and short-term debt approximates their carrying value due to their short maturities and varying interest rates. “Fair value” is the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation methods, the Company is required to provide the following information according to the fair value accounting standards. These standards established a fair value hierarchy as specified that ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities are classified and disclosed in one of the following three categories:

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

In determining the appropriate levels, the Company performs a detailed analysis of financial assets and liabilities. At each reporting period, all assets and liabilities for which the fair value measurements are based upon significant unobservable inputs are classified as Level 3. The derivative liability is valued using the Black-Scholes Option Pricing Model which is based upon unobservable inputs.

The following is a summary of the Company’s fair value instruments categorized by their associated fair value input level:

(Dollars in thousands)
				Balance at
Balance Sheet Classification	Level 1	Level 2	Level 3	December 31, 2009
Financial Liabilities:
Derivative liability	$—	$—	$70	$70
Total fair value of liabilities	$—	$—	$70	$70

The following is a rollforward of Level 3 fair value instruments for the year ended December 31, 2008:

(Dollars in thousands)
		Total (Gains) /
	Beginning	Losses	Purchases,	Ending Balance as
	Balance as of	Realized and	Issuances, Sales	of December 31,
Instrument	Jan. 1, 2008	Unrealized	and Settlements	2008
Derivative liability	$696	$(655)	$—	$41
Total Level 3 instruments	$696	$(655)	$—	$41

The following is a rollforward of Level 3 fair value instruments for the year ended December 31, 2009:

(Dollars in thousands)		Total (Gains) /
	Beginning	Losses	Purchases,	Ending Balance as
	Balance as of	Realized and	Issuances, Sales	of December 31,
Instrument	Jan. 1, 2009	Unrealized	and Settlements	2009
Derivative liability	$41	$29	$—	$70
Total Level 3 instruments	$41	$29	$—	$70

10. Stockholders’ Equity

Common Shares

Changes in common shares are as follows for the years ended December 31:

	2007	2008	2009
Balance, beginning	5,760,585	5,777,578	5,776,750
Fractional shares redeemed during reverse stock split	—	(203)	—
Issuance of shares for stock option exercises	10,743	—	—
Issuance of shares for restricted and unrestricted stock grants	6,875	—	—
Forfeiture of restricted stock grants	(625)	(625)	—
Balance, ending	5,777,578	5,776,750	5,776,750

Treasury Stock

Changes in treasury stock are as follows for the years ended December 31:

	2007	2008	2009
Balance, beginning	1,005,092	1,005,092	1,005,092
Balance, ending	1,005,092	1,005,092	1,005,092

Sale of Common Stock

On December 15, 2006, the Company entered into agreements with certain investors to sell 756,944 shares of common stock and warrants to purchase 378,472 shares of common stock for an aggregate purchase price of $10,900 thousand. The common stock and warrants were sold in units, with each unit consisting of 12.5 shares of common stock and a warrant to purchase 6.25 shares of common stock, at an exercise price of $18.16 per share. Each non-certificated unit was sold at a negotiated price of $180.00. The shares of common stock and warrants were immediately separable and were issued separately (see Warrants Issued below). The common stock, the warrants and shares issuable upon exercise of the warrants are registered with the SEC on the Company’s filed and effective registration statement.

Warrants Issued

MTI
On December 20, 2006, the Company issued warrants to investors to purchase 378,472 shares of the Company’s common stock at an exercise price of $18.16 per share. These warrants will be fair valued by the Company until expiration or exercise of the warrants. The warrants became exercisable on June 20, 2007 and expire on December 19, 2011. The fair value of the warrants at December 31, 2008 and 2009 was $41 thousand and $70 thousand, respectively.

MTI Micro
On December 9, 2009, MTI Micro issued warrants to the current shareholders of MTI Micro, including the Company, without consideration, to purchase 32,779,310 shares of MTI Micro Stock at an exercise price of $0.07 per share. The warrants become exercisable on December 9, 2010 and expire on December 8, 2017. The warrants have been accounted for as an equity distribution of $2,030 thousand, including warrants to the Company with a value of $1,974 thousand that were eliminated in consolidation.

On December 9, 2009, MTI Micro issued warrants to the Bridge Investors of MTI Micro, including the Company, to purchase 5,081,237 shares of MTI Micro Stock at an exercise price of $0.07 per share. The Warrants became exercisable on December 9, 2009 and will expire on the earlier of: (i) April 15, 2014; (ii) immediately prior to a change in control; or (iii) immediately prior to an initial public offering of MTI Micro. The warrants were issued without consideration and were accounted for as equity and a loss on extinguishment of debt was recorded in the amount of $289 thousand, including warrants to the Company with a value of $57 thousand that were eliminated in consolidation.

Refer to Note 17 for further discussion.

Reservation of Shares

The Company has reserved common shares for future issuance as follows as of December 31, 2009:

Stock options outstanding	716,403
Stock options available for issuance	316,216
Warrants outstanding	378,472
Number of common shares reserved	1,411,091

11. Retirement Plan

The Company maintains a voluntary savings and retirement plan under Internal Revenue Code Section 401(k) covering substantially all employees. Employees must complete six months of service and have attained the age of twenty-one prior to becoming eligible for participation in the plan. The Company plan allows eligible employees to contribute a percentage of their compensation on a pre-tax basis and the Company matches employee contributions dollar for dollar up to a discretionary amount, currently 4%, of the employee’s salary, subject to annual tax deduction limitations. Company matching contributions vest at a rate of 25% annually for each year of service completed. Company matching contributions were $283, $136, and $141 thousand for 2007, 2008, and 2009, respectively. The Company may also make additional discretionary contributions in amounts as determined by management and the Board of Directors. There were no additional discretionary contributions by the Company for the years 2007, 2008, or 2009.

12. Loss per Share

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations for continuing operations for the years ended December 31:

	2007	2008	2009
	(dollars in thousands, except shares)
Numerator:
Net loss	$(9,575)	$(12,504)	$(3,099)
Denominator:
Basic EPS:
Common shares outstanding, beginning of period	4,755,493	4,772,486	4,771,658
Weighted average common shares issued during the
period	9,111	—	—
Weighted average restricted shares forfeited during the
period	(360)	(323)	—
Weighted average common shares deemed during the
period in conjunction with the reverse stock split	—	(127)	—
Effect of non-vested restricted stock	(697)	323	—
Denominator for basic earnings per common shares —
Weighted average common shares	4,763,547	4,772,359	4,771,658
Diluted EPS:
Common shares outstanding, beginning of period	4,755,493	4,772,486	4,771,658
Weighted average common shares issued during the
period	9,111	—	—
Weighted average restricted shares forfeited during the
period	(360)	(323)	—
Weighted average common shares deemed during the
period in conjunction with the reverse stock split	—	(127)	—
Effect of non-vested restricted stock due to anti-dilutive
effect	(697)	323	—
Denominator for diluted earnings per common
shares — Weighted average common shares	4,763,547	4,772,359	4,771,658

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

Not included in the computation of earnings per share-assuming dilution for the year ended December 31, 2009 were options to purchase 716,403 shares of the Company’s common stock, warrants to purchase 378,472 shares of the Company’s stock, and options to purchase 15,001 shares of MTI Micro’s common stock. These potentially dilutive items were excluded because the Company incurred a loss for this period and their inclusion would be anti-dilutive.

13. Stock Based Compensation

MTI Option Plans

Stock-based incentive awards are provided to employees and directors under the terms of the Company’s 1996 Stock Incentive Plan (“1996 Plan”), 1999 Employee Stock Incentive Plan (“1999 Plan”) and 2006 Equity Incentive Plan (“2006 Plan”), which was amended and restated effective September 16, 2009, (collectively, the “Plans”). Awards under the Plans have generally included at-the-money options and restricted stock grants.

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

The 2006 Plan was adopted by the Company’s Board of Directors on March 16, 2006 and approved by stockholders on May 18, 2006. The plan was amended by the Board of Directors and restated effective September 16, 2009. The Amended and Restated 2006 Equity Incentive Plan increased the initial aggregate number of 250,000 shares of common stock which may be awarded or issued to 600,000. The number of shares which may be awarded under the 2006 Plan and awards outstanding have been adjusted for stock splits and other similar events. Under the 2006 Plan, the Board of Directors is authorized to issue stock options, stock appreciation rights, restricted stock, and other stock-based incentives to officers, employees and others.

Stock-based compensation expense for the year ended December 31, 2009 was generated from stock options and restricted stock grants. Stock options are awards which allow holders to purchase shares of the Company’s common stock at a fixed price. Stock options issued to employees generally vest 25% per year beginning one year after grant. Options issued to non-employee members of the MTI Board of Directors generally vest upon grant. Certain options granted may be fully or partially exercisable immediately, may vest on other than a four year schedule or vest upon attainment of specific performance criteria. Restricted stock awards generally vest one year after the date of grant; however, certain awards may vest immediately or vest upon attainment of specific performance criteria. Option exercise prices are generally equivalent to the closing market value price of the Company’s common stock on the date of grant. Unexercised options generally terminate either seven or ten years after date of grant.

Share-Based Compensation Information under accounting guidance for share-based payments

The Company estimates the fair value of stock options using a Black Scholes valuation model consistent with the accounting standards. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, an appropriate risk-free rate, and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company.

The fair value of each stock option grant was estimated at the date of grant using a Black-Scholes Option Pricing model. The following table presents the weighted-average assumptions used for options granted:

	2008	2009
Option term (years)	4.4	3.34
Volatility	81.72%	115.3 – 117%
Risk-free interest rate range	1.55-3.36%	2.28-2.49%
Dividend yield	0%	0%
Weighted-average fair value per option granted	$1.71	$1.02

Share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, therefore, awards are reduced for estimated forfeitures. The revised accounting standard requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Stock-Based Compensation Expense — All Accounting Treatments

Total share-based compensation expense, related to all of the Company’s share-based awards, recognized for the years ended December 31, was comprised as follows:

	2007	2008	2009
	(dollars in thousands, except eps)
Unfunded research and product development	$216	$186	$92
Selling, general and administrative	1,342	658	413
Share-based compensation expense	$1,558	$844	$505
Impact on basic and diluted EPS	$(0.33)	$(0.18)	$(0.11)

Total unrecognized compensation costs related to non-vested awards as of December 31, 2008 and December 31, 2009 is $744 thousand and $105 thousand, respectively and is expected to be recognized over a weighted-average vesting period of approximately .98 years and 1.24 years, respectively.

As a result of the amendment in 2009 of the 2006 plan, 450,000 additional shares were made available for granting. Presented below is a summary of the Company’s stock option plans’ activity for the years ended December 31:

	2007	2008	2009
Shares under option, beginning	688,649	776,696	780,340
Granted	231,719	213,039	171,750
Exercised	(10,743)	—	—
Canceled/Forfeited	(65,115)	(58,956)	(89,799)
Expired	(67,814)	(150,439)	(145,888)
Shares under option, ending	776,696	780,340	716,403
Options exercisable	578,544	532,298	571,617
Remaining shares available for granting of options	128,105	68,641	316,216

The weighted average exercise price is as follows for each of the years ended December 31:

	2007	2008	2009
Shares under option, beginning	32.32	25.92	21.56
Granted	10.96	2.80	1.31
Exercised	5.60	—	—
Canceled/Forfeited	28.40	13.10	23.78
Expired	41.04	20.57	25.14
Shares under option, ending	25.92	21.56	15.97
Options exercisable, ending	28.40	28.33	12.10

The following table summarizes information for options outstanding and exercisable at December 31, 2009:

Outstanding Options				Options Exercisable
		Weighted Average	Weighted		Weighted
Exercise		Remaining	Average		Average
Price Range	Number	Contractual Life	Exercise Price	Number	Exercise Price
$0.00 - $1.15	60,000	9.72	$1.15	60,000	$1.15
$1.16 - $3.60	238,625	7.67	$1.85	130,523	$1.78
$3.61 - $14.24	137,505	4.43	$11.33	107,316	$11.64
$14.25 - $22.64	53,386	4.08	$19.07	53,251	$19.07
$22.65 - $33.36	81,189	3.97	$29.06	80,680	$29.07
$33.37 - $50.24	142,260	3.12	$40.24	136,409	$40.45
$50.25 - $103.76	3,438	0.57	$79.40	3,438	$79.40
	716,403	5.59	$15.97	571,617	$18.72

The aggregate intrinsic value (i.e. the difference between the closing stock price and the price to be paid by the option holder to exercise the option) is zero for both the Company’s outstanding and exercisable options as of December 31, 2009. The amounts are based on the Company’s closing stock price of $1.16 as of December 31, 2009.

The total intrinsic value of options exercised during the years ended December 31, 2007, 2008, and 2009 was $44, zero, and zero, respectively. There were no options exercised for the year ended December 31, 2009. The Company settles employee stock option exercises with newly issued shares of Company common stock.

There were no unvested restricted stock options for the period ended December 31, 2009. The aggregate intrinsic value of restricted stock vested during the year ended December 31, 2009 was zero.

MTI Micro Option Plans

MTI Micro has two plans for issuing MTI Micro stock-based incentive awards; the MTI MicroFuel Cells Inc. 2001 Employee, Director and Consultant Stock Option Plan (“2001 MTI Micro Plan”) and the MTI MicroFuel Cells Inc. 2009 Stock Plan (“2009 Micro Plan”).

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

The Board approved the MTI MicroFuel Cells Inc. 2009 Stock Plan on December 8, 2009. This plan provided an initial aggregate number of 38,000,000 shares of MTI Micro’s common stock to be awarded. Under the 2009 MTI Micro Plan, the Board is authorized to award stock options to directors, employees, consultants and advisors of MTI Micro. As of December 31, 2009, no awards have been granted under the 2009 Micro Plan.

Options issued to employees generally vested 25% per year beginning one year after grant. Option exercise prices were determined by MTI Micro’s Board of Directors. Unexercised options generally terminate ten years after date of grant. Up until January 1, 2006, MTI Micro followed accounting guidance in accounting for employee stock-based compensation, and provided the disclosures required under the revised accounting standard. This required no recognition of compensation expense for most of the stock-based compensation arrangements provided by MTI Micro, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to or not less than the market value at the date of grant. However, the accounting treatment requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. As of January 1, 2006, MTI Micro is accounting for employee stock-based compensation under the revised accounting standard for share-based payments.

Presented below is a summary of compensation expense, which is included in the summary of the Company’s compensation expense under all share-based awards above, for the MTI Micro plans:

	2007	2008	2009
	(dollars in thousands)
Stock options	$12	$2	$—
Total stock-based compensation expense	$12	$2	$—

Presented below is a summary of the MTI Micro stock option plans activity for the years ended December 31:

	2007	2008	2009
Shares under option, beginning	33,668	22,668	15,001
Granted	—	—	—
Exercised	—	—	—
Canceled/Forfeited	(11,000)	(7,667)	—
Shares under option, ending	22,668	15,001	15,001
Options exercisable	18,626	15,001	15,001
Remaining shares available for granting of options	3,336,196	3,343,863	38,000,00

The weighted average exercise price for MTI Micro options is as follows for each of the years ended December 31:

	2007	2008	2009
Shares under option, beginning	$3.61	$3.70	$3.89
Granted	—	—	—
Exercised	—	—	—
Canceled/Forfeited	3.42	3.33	—
Shares under option, ending	3.70	3.89	3.89
Options exercisable, ending	3.63	3.89	3.89

In accordance with the accounting guidance, the weighted average fair value of stock options granted is required to be based on a theoretical statistical model using the preceding Black-Scholes Option Pricing model assumptions.

Outstanding Options			Options Exercisable
		Weighted Average
Exercise		Remaining	Weighted Average		Weighted Average
Price Range	Number	Contractual Life	Exercise Price	Number	Exercise Price
$2.55 - $2.75	2,000	3.25	$2.55	2,000	$2.55
$2.76 - $3.79	3,334	3.95	$2.76	3,334	$2.76
$3.80 - $4.65	1,167	2.86	$3.80	1,167	$3.80
$4.66 - $4.66	8,500	4.25	$4.66	8,500	$4.66
	15,001	3.94	$3.89	15,001	$3.89

Based upon an estimated common stock price of $0.07 at December 31, 2009, the intrinsic value of all MTI Micro’s outstanding and exercisable options are zero, since all exercise prices are above the estimated common stock fair value price.

14. Cash Flows — Supplemental Information

	Years Ended December 31,
	2007	2008	2009
	(dollars in thousands)
Non-Cash Investing and Financing Activities:
Change in investment and paid-in capital resulting from other
investors’ activity in MTI Micro stock	$(521)	$(128)	$3,411

15. Derivatives

The Company held or has outstanding as of December 31, the following derivative financial instruments:

	2008	2009	Expiration
Derivatives issued:
Warrants, exercisable beginning June 20, 2007, to purchase the
Company’s common stock issued to three investors at a purchase
price of $18.16 per share	378,472	378,472	12/19/2011

Warrant Derivative to Purchase MTI Common Stock: The warrants issued during the Company’s December 2006 capital raise were legally freestanding, detachable and transferable by the holders. The features of the warrant allowed both straight cash exercises as well as cashless exercises. Due primarily to a stipulation in the warrant agreement which allowed a potential cash settlement with the holders if the Company was acquired by, or merged with a private company, these warrants were classified as an asset/liability derivative in accordance with the accounting guidance (paragraph 11) and EITF 00-19.

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

	2008	2009
Expected life of option (days)	1,084	730
Risk-free interest rate	1.55%	1.14%
Expected volatility of stock	93.45%	162.7%
Expected dividend yield	None	None

The Company recognizes changes in fair value in its Consolidated Statements of Operations in the line titled “Gain (loss) on derivatives.”

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

Future minimum rental payments required under non-cancelable operating leases are (dollars in thousands): $440 in 2010, $272 in 2011, $273 in 2012 and $553 in 2013. Rent expense under all leases was $685, $645, and $564 thousand for 2007, 2008, and 2009, respectively.

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

Employment Agreements

The Company has employment agreements with certain employees that provide severance payments, certain other payments, accelerated vesting and exercise extension periods of certain options upon termination of employment under certain circumstances, as defined in the applicable agreements. As of December 31, 2009, the Company’s potential minimum obligation to these employees was approximately $672 thousand.

17. Secured Convertible Notes and Related Instruments – related party

On September 18, 2008, MTI Micro executed a Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement”), Secured Convertible Promissory Note Agreements (the “Bridge Notes”), Security Agreement (the “Security Agreement’) and Warrant Agreements (the “Warrants”). The investors (the “Bridge Investors”), included MTI, in the form of conversion of existing debt of $700,000, Dr. Walter L. Robb, a member of the Company’s and MTI Micro’s Boards of Directors, and Counter Point Ventures Fund II, LP (Counter Point). Counter Point is a venture capital fund sponsored and managed by Dr. Walter L. Robb. General Electric Pension Trust, an employee benefit plan trust, is a passive limited partner in Counter Point. The Bridge Notes allowed MTI Micro to borrow up to an aggregate of $2,200 thousand, including conversion of the outstanding debt totaling $700 thousand owed to the Company. Under this agreement, MTI Micro closed on $1,500 thousand of funding from Other Investors on September 18, 2008.

On February 20, 2009, MTI Micro and the Investors agreed to, among other things, amend the Bridge Notes (“Amendment No. 1”) to permit MTI Micro to sell additional Bridge Notes with an additional principal amount of up to $500 thousand to additional investors, and to extend the maturity date from March 31, 2009 to May 31, 2009 (the “Maturity Date”). No other terms of the Bridge Notes were amended. Following the effectiveness of the Amendment No. 1, MTI Micro borrowed an additional $500 thousand from Counter Point, a fund managed by Dr. Walter L. Robb, a member of the Company’s Board of Directors, bringing the aggregate outstanding principal amount borrowed under the Bridge Notes, as amended, to $2,700 thousand, including conversion of outstanding debt totaling $700 thousand owed to the Company.

On April 15, 2009, MTI Micro and the Investors agreed to amend the Bridge Notes (“Amendment No. 2”) to permit MTI Micro to sell additional Bridge Notes with an additional principal amount of up to $800,000 to an additional investor and Counter Point, and to extend the maturity date from May 31, 2009 to March 31, 2010 (the “Maturity Date”). Effective December 4, 2009, MTI Micro had sold all additional Bridge Notes. The Bridge Notes had an interest rate of 10%, compounded annually.

On December 9, 2009, MTI Micro entered into a Secured Convertible Promissory Note Negotiated Conversion Agreement (the “Conversion Agreement”) with the Company and the other Bridge Investors. The parties agreed to, among other things, convert the aggregate principal and accrued interest amount of $3,910,510 outstanding under the Bridge Notes into an aggregate of 55,864,425 shares of Common Stock of MTI Micro using a conversion price per share of $0.070 (the “Negotiated Conversion”). Warrants to purchase MTI Micro common stock at $0.07 per share were issued to Bridge Investors for an aggregate of 5,081,237 shares. As an incentive for MTI Micro to agree to the terms of the Negotiated Conversion, MTI Micro, the Company and the Bridge Investors also agreed that immediately prior to the consummation of the Negotiated Conversion, MTI Micro would issue to each current MTI Micro stockholder (including the Company), without consideration, a warrant (“Micro Warrant”) exercisable after one (1) year for up to 50% of the aggregate number of shares of Common Stock each such MTI Micro stockholder currently holds in MTI Micro, at $0.070 per share and with a term of seven (7) years. Accordingly, immediately prior to the consummation of the Negotiated Conversion on December 9, 2009, MTI Micro issued Micro Warrants exercisable for an aggregate of 32,779,310 shares of MTI Micro Common Stock.

As a result of the Negotiated Conversion, the Company converted an aggregate principal and accrued interest amount of $786,917 outstanding under the Bridge Notes into an aggregate of 11,241,666 shares of Common Stock of MTI Micro, and the Company’s ownership interest in MTI Micro decreased from approximately 97.3% to approximately 61.8%, or 67.8% on a fully-diluted basis including the Micro Warrants issued to all current MTI Micro stockholders and the Bridge Warrants. The balance of the Bridge Note payable was $-0- as of December 31, 2009.

18. Geographic and Segment Information

The Company sells its products on a worldwide basis with its principal markets listed in the table below where information on product revenue and funded research and development revenue is summarized by geographic area for the Company as a whole for each of the years ended December 31:

	2007	2008	2009
	(dollars in thousands)
Product revenue:
United States	$5,453	$3,309	$3,908
Japan	2,516	904	612
Singapore	287	112	23
Hong Kong	163	502	251
Korea	34	46	103
Other Pacific Rim	109	169	55
Germany	104	162	12
United Kingdom	20	189	149
Netherlands	—	29	147
Other Europe	37	131	56
Canada	112	212	59
Middle East	—	315	202
Turkey	80	4	463
Rest of World	113	140	223
Total product revenue	$9,028	$6,224	$6,263
Funded research and development revenue:
South Korea	$448	$—	$—
United States	1,108	1,154	2,043
Total funded research and development revenue	$1,556	$1,154	$2,043
Total revenue	$10,584	$7,378	$8,306

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

Total product revenues contributed by the Test and Measurement Instrumentation products segment and their percentage of total product revenues for each of the years ended December 31 are shown below:

	2007		2008		2009
	Sales	%	Sales	%	Sales	%
			(dollars in thousands)
Aviation	$3,664	40.58%	$1,977	31.76%	$2,768	44.19%
General Gauging	4,490	49.73	2,983	47.93	2,619	41.81
Semiconductor	874	9.69	1,264	20.31	876	14.00
Total	$9,028	100.00%	$6,224	100.00%	$6,263	100.00%

In the Test and Measurement Instrumentation segment, the U.S. Air Force accounted for $2,375 thousand or 26.3% of total revenue in 2007, $974 thousand or 15.65% of total product revenue in 2008, and $1,188 thousand or 18.97% of total product revenue in 2009. Sales to a Japanese distributor accounted for $2,501 thousand or 27.7% of total product revenue in 2007, $864 thousand or 13.88% of total product revenue in 2008, and $541 thousand or 8.64% of total product revenue in 2009. The largest commercial customer in 2009 was a domestic US defense contractor, who accounted for $618 thousand or 9.86% of total product revenue in 2009, $24 thousand or 0.39% in 2008 and $15 thousand or 0.17% in 2007.

In the New Energy segment, the DOE accounted for $675 thousand or 43.4% of total funded research and development revenue in 2007, $1,154 thousand or 100% of total funded research and development revenue in 2008, and $2,043 thousand or 100% of total funded research and development revenue in 2009. Samsung accounted for $448 thousand or 28.9% of total funded research and development revenue in 2007.

Summarized financial information concerning the Company’s reportable segments is shown in the following table. The “Other” column includes corporate related items and items such as income taxes or unusual items, which are not allocated to reportable segments. The “Reconciling Items” column includes non controlling interests in a consolidated subsidiary. In addition, segments’ non-cash items include any depreciation and amortization in reported profit or loss. The New Energy segment figures include the Company’s direct micro fuel cell operations, equity securities of Plug Power, gains on the sale of these securities, and (losses) gains related to the embedded derivative for the purchase of Plug Power common stock.

		Test and
	New	Measurement		Reconciling	Consolidated
(Dollars in thousands)	Energy	Instrumentation	Other	Items	Totals
Year Ended December 31, 2007
Product revenue	$—	$9,028	$—	$—	$9,028
Funded research and development revenue	1,556	—	—	—	1,556
Research and product development expenses	10,115	1,650	—	—	11,765
Selling, general and administrative expenses	1,921	2,650	4,167	—	8,738
Gain on securities available for sale	2,549	—	—	—	2,549
Segment (loss) profit from continuing operations
before income taxes, equity in holdings’
losses and non controlling interests	(11,189)	789	2,791	—	(7,609)
Segment (loss) profit	(11,189)	789	243	582	(9,575)
Total assets	8,128	3,018	7,570	—	18,716
Securities available for sale	4,492	—	—	—	4,492
Capital expenditures	212	177	25	—	414
Depreciation and amortization	715	117	297	—	1,129

		Test and
	New	Measurement		Reconciling	Consolidated
(Dollars in thousands)	Energy	Instrumentation	Other	Items	Totals
Year Ended December 31, 2008
Product revenue	$—	$6,224	$—	$—	$6,224
Funded research and development revenue	1,154	—	—	—	1,154
Research and product development expenses	6,614	1,650	—	—	8,264
Selling, general and administrative expenses	2,463	2,331	3,575	—	8,369
Gain on securities available for sale	1,214	—	(196)	—	1,018
Segment (loss) profit from continuing operations
before income taxes, equity in holdings’
losses and non controlling interests	(8,961)	(1,415)	(384)	—	(10,760)
Segment (loss) profit	(8,961)	(1,415)	(2,388)	260	(12,504)
Total assets	2,093	2,132	1,286	—	5,511
Capital expenditures	105	60	16	—	181
Depreciation and amortization	621	128	70	—	819

		Test and
	New	Measurement		Reconciling	Consolidated
(Dollars in thousands)	Energy	Instrumentation	Other	Items	Totals
Year Ended December 31, 2009
Product revenue	$—	6,263	—	—	6,263
Funded research and development revenue	2,043	—	—	—	2,043
Research and product development expenses	4,479	965	—	—	5,444
Selling, general and administrative expenses	105	1,822	1,357	—	3,284
Segment (loss) profit from continuing operations
before income taxes, equity in holdings’
losses and non controlling interests	(3,171)	381	(839)	57	(3,572)
Segment (loss) profit	(3,171)	381	(631)	322	(3,099)
Total assets	1,061	1,949	731	—	3,741
Capital expenditures	7	—	—	—	7
Depreciation and amortization	496	103	61	—	660

The following table presents the details of “Other” segment (loss) profit for each of the years ended December 31:

	2007	2008	2009
	(dollars in thousands)
Corporate and other (expenses) income:
Depreciation and amortization	$(297)	$(70)	$(61)
Interest income (expense)	413	(106)	68
Gain (loss) on derivatives	2,967	655	(29)
Income tax (expense) benefit	(2,548)	(2,004)	(208)
Other expense, net	(292)	(863)	(401)
Total (expense) income	$243	$(2,388)	$(631)

19. Restructuring

In March 2007, the Company announced the suspension of MTI Micro’s high power direct methanol fuel cell program in response to decreased funding and sales opportunities in the military market. In connection with this action, the Company accrued restructuring charges of $344 thousand pre-tax, consisting primarily of cash-based employee severance and benefit costs related to the reduction of 23 positions within its New Energy segment and Corporate staff. Restructuring expenses were classified as selling, general and administrative expenses within the Company’s Consolidated Statements of Operations for the period. All amounts under this plan were paid by March 31, 2008.

In August 2008, the Board of Directors approved a restructuring plan (the “Restructuring”), which was designed to help the Company reduce expenses and preserve cash. As part of the Restructuring, a total of 29 positions across the Company and its subsidiaries were eliminated. The Company accrued $342 thousand in connection with this plan, consisting primarily of cash-based employee severance and benefit costs. Restructuring expenses were classified as selling, general and administrative expenses within the Company’s Consolidated Statements of Operations for the period. All cash expenditures related to this restructuring were paid as of June 30, 2009.

20. Subsequent Events

On January 11, 2010, MTI Micro entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with Counter Point Ventures Fund II, L.P. (“Counter Point”). Counter Point is managed by Dr. Walter L. Robb, a member of the Board of Directors of the Company and MTI Micro, and is a current stockholder of MTI Micro. Dr. Robb and Counter Point beneficially held approximately 29.5% of the fully-diluted capital stock of MTI Micro of December 31, 2009, and as of March 15, 2010 hold an aggregate of approximately 34.2% of the fully-diluted capital stock of MTI Micro.

Pursuant to the Purchase Agreement, MTI Micro may issue and sell to Counter Point up to 28,571,429 shares of common stock, par value $0.01 per share (the “Micro Common Stock”), at a purchase price per share of $0.070, over a period of twelve (12) months, and warrants (“Warrants”) to purchase shares of Micro Common Stock equal to 20% of the shares of Micro Common Stock purchased under the Purchase Agreement at an exercise price of $0.070 per share. The sale and issuance of the Micro Common Stock and Warrants shall occur over multiple closings (each, a “Closing”) occurring over two (2) one month closing periods and five (5) two-month closing periods (each, a “Closing Period”). Three Closings have occurred through March 15, 2010, with MTI Micro raising $660,000 from the sale of 9,428,571 shares of Micro Common Stock and Warrants to purchase 1,885,714 shares of Micro Common Stock to Counter Point. Subsequent Closings may occur thereafter at MTI Micro’s sole discretion during the Closing Periods upon delivery of written notice by MTI Micro to Counter Point of its desire to consummate a Closing, and Counter Point’s acceptance of such offer under the Purchase Agreement on the terms agreed upon with MTI Micro. In the event the terms and conditions of the Purchase Agreement no longer reflect current market conditions or otherwise, either party may elect not to participate in a Subsequent Closing(s) or the parties may amend the Purchase Agreement on mutually agreeable terms with respect to such Subsequent Closing(s). If MTI Micro were to issue and sell the remainder of the 28,571,429 shares under the Purchase Agreement, the Company would continue to hold an aggregate of 55.8% of the fully-diluted capital stock of MTI Micro. For additional information regarding the Purchase Agreement, please see the Company’s Form 8-K filed January 14, 2010.

On January 28, 2010, MTI Instruments entered into an Asset Purchase and Sale Agreement with Ernest F. Fullam, Inc., Peter Fullam and Diane Fullam to acquire the tensile stage line of products from Ernest F. Fullam, Inc, a pioneering microscopy accessories company from Clifton Park, NY. As part of the acquisition, Mr. Peter Fullam will join MTI Instruments as a Product Sales Engineer and MTI Instruments purchased machinery, inventory and the rights to use the Fullam/MTI Instruments product name. Additionally, commencing with the calendar quarter ending March 31, 2010 and ending at the close of the calendar quarter ending December 31, 2012, MTI Instruments will pay Ernest F. Fullam, Inc. a royalty equal to 5% of the Gross Sales achieved on specific Fullam products.