Form 10-Q
period 2010-03-31
MECHANICAL TECHNOLOGY INC
filed 2010-05-17
CIK 64463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED March 31, 2010
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

The number of shares of common stock, par value of $0.01 per share, outstanding as of May 12, 2010 was 4,771,658.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Mechanical Technology, Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets as of December 31, 2009 and March 31, 2010 (Unaudited)

(Dollars in thousands)	December 31,	March 31,
	2009	2010
Assets
Current Assets:
Cash and cash equivalents	$785	$991
Accounts receivable, less allowance for doubtful accounts ($92 in 2009 and 2010)	1,142	892
Inventories, net	789	748
Prepaid expenses and other current assets	166	340
Total Current Assets	2,882	2,971
Property, plant and equipment, net:	859	741
Total Assets	$3,741	$3,712

Current Liabilities:
Accounts payable	$323	$478
Accrued liabilities	1,290	1,464
Deferred revenue	16	16
Income taxes payable	20	20
Total Current Liabilities	1,649	1,978

Long-Term Liabilities:
Derivative liability	70	68
Total Long-Term-Liabilities	70	68
Total Liabilities	1,719	2,046

Stockholders’ Equity (Deficit):
Common stock, par value $0.01 per share, authorized 75,000,000; 5,776,750 issued in
both 2009 and 2010	58	58
Paid-in-capital	133,286	134,190
Accumulated deficit	(120,724)	(121,958)
Common stock in treasury, at cost, 1,005,092 shares in both 2009 and 2010	(13,754)	(13,754)
Total MTI stockholders’ deficit	(1,134)	(1,464)
Noncontrolling interest	3,156	3,130
Total Equity	2,022	1,666
Total Liabilities and Stockholders’ Equity	$3,741	$3,712

The accompanying notes are an integral part of the condensed consolidated financial statements.

Mechanical Technology, Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2009 and 2010

(Dollars in thousands, except per share)	Three Months Ended March 31,
	2009	2010
Product revenue	$1,549	$1,267
Funded research and development revenue	—	357
Total revenue	1,549	1,624
Operating costs and expenses:
Cost of product revenue	665	544
Research and product development expenses:
Funded research and product development	—	770
Unfunded research and product development	976	360
Total research and product development expenses	976	1,130
Selling, general and administrative expenses	1,377	1,856
Operating loss	(1,469)	(1,906)
Interest expense	(43)	—
Gain on derivatives	18	2
Other (expense) income, net	21	(16)
Loss before income taxes and noncontrolling interest	(1,473)	(1,920)
Income tax benefit (expense)	194	—
Net loss, net of tax	(1,279)	(1,920)
Plus: Net loss attributed to non-controlling interest	35	686
Net loss attributed to MTI	$(1,244)	$(1,234)

Loss per Share (Basic and Diluted):
Loss per share	$(0.26)	$(0.26)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss (Unaudited)
For the Three Months Ended March 31, 2009 and 2010

(Dollars in thousands)	Three Months Ended
	March 31,
	2009	2010
Common Stock
Balance, beginning	$58	$58
Balance, ending	$58	$58

Paid-In Capital
Balance, beginning	$132,781	$133,286
Stock-based compensation	161	904
Balance, ending	$132,942	$134,190

Accumulated Deficit
Balance, beginning	$(117,570)	$(120,724)
Net loss	(1,244)	(1,234)
Balance, ending	$(118,814)	$(121,958)

Treasury Stock
Balance, beginning	$(13,754)	$(13,754)
Balance, ending	$(13,754)	$(13,754)

Noncontrolling Interest (NCI)
Balance, beginning	$11	$3,156
Equity contribution	—	660
Net loss attributed to NCI	(35)	(686)
Balance, ending	$(24)	$3,130

Total Stockholders’ Equity
Balance, ending	$408	$1,666

Total Comprehensive (Loss)
Net loss	$(1,244)	$(1,234)
Other comprehensive (loss)	—	—
Total comprehensive (loss)	$(1,244)	$(1,234)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2009 and 2010

(Dollars in thousands)	Three Months Ended March 31,
	2009	2010
Operating Activities
Net (loss)	$(1,279)	$(1,920)
Adjustments to reconcile net loss to net cash used by operating activities:
(Gain) loss on derivatives	(18)	(2)
Depreciation and amortization	175	131
Stock based compensation	161	904
Changes in operating assets and liabilities:
Accounts receivable	(26)	250
Inventories	94	41
Prepaid expenses and other current assets	(110)	(174)
Accounts payable	38	155
Income taxes payable	(213)	—
Deferred revenue	4	—
Accrued liabilities	(194)	174
Net cash used by operating activities	(1,368)	(441)
Investing Activities
Purchases of property, plant and equipment	—	(13)
Net cash provided by investing activities	—	(13)
Financing Activities
Net borrowings on related party debt	500	—
Proceeds from capital raise and warrants issued	—	660
Net cash provided by financing activities	500	660
Increase (Decrease) in cash and cash equivalents	(868)	206
Cash and cash equivalents - beginning of period	1,662	785
Cash and cash equivalents - end of period	$794	$991

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

MTI Micro was incorporated in Delaware on March 26, 2001, and is developing Mobion®, a handheld energy-generating device to replace current lithium-ion and similar rechargeable battery systems in many handheld electronic devices for the military and consumer markets. Mobion® handheld generators are based on direct methanol fuel cell (DFMC) technology, which has been recognized as enabling technology for advanced portable power sources by the scientific community and industry analysts. As the need for advancements in portable power increases, MTI Micro is developing Mobion® as a solution for advancing current and future electronic device power needs and addressing the multi-billion dollar portable electronics market. As of March 31, 2010, the Company owned approximately 57.35% of MTI Micro’s outstanding common stock.

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

2. Liquidity and Going Concern

The Company has incurred significant losses as it continued to fund the direct methanol fuel cell product development and commercialization programs of its majority owned subsidiary, MTI Micro, and had a consolidated accumulated deficit of $122 million and working capital of $993 thousand at March 31, 2010. Because of these losses, limited current cash and cash equivalents, negative cash flows and accumulated deficit, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At present, the Company does not expect to continue to fund MTI Micro on a long-term basis. The Company has projected positive cash flows to meet future cash requirements for operations and capital expenditures exclusive of MTI Micro, and has cash and cash equivalents of $991 thousand at March 31, 2010. Management believes that MTI Instruments will continue to generate positive cash flows and be able to fund its current operations. However, no assurance can be provided regarding MTI and MTI Instrument’s ability to continue as a going concern given the level of uncertainty involved with the parent company’s operations.

Since the Company will no longer fund MTI Micro on a long-term basis, the subsidiary has sought other sources of funding. In September 2008, MTI Micro closed on $2.2 million of funding in the form of convertible secured notes (the “Bridge Notes”) to investors (the “Bridge Investors”), including MTI, Dr. Walter L. Robb, a member of the Company’s and MTI Micro’s Boards of Directors, and Counter Point Ventures Fund II, LP (Counter Point). Counter Point is a venture capital fund sponsored and managed by Dr. Walter L. Robb. General Electric Pension Trust, an employee benefit plan trust, is a passive limited partner in Counter Point. In February 2009, MTI Micro issued additional bridge notes to Counter Point in the amount of $500 thousand. On April 15, 2009, MTI Micro, Counter Point and an additional investor agreed to additional bridge notes in the amount $800 thousand to be drawn down in increments not to exceed $165 thousand monthly. The final principal draw down occurred on December 4, 2009. The Bridge Notes carried an annual interest rate of 10%. On December 9, 2009, these bridge notes with the aggregate principal and accrued interest amount of $3,910,510 outstanding were converted into an aggregate of 55,864,425 shares of Common Stock of MTI Micro using a conversion price per share of $0.070 (the “Negotiated Conversion”).

On January 11, 2010, MTI Micro entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with Counter Point. Through March 31, 2010, $660 thousand has been drawn against this Purchase Agreement. See Note 9 for further discussion of this transaction.

On April 16, 2009, MTI Micro was awarded a cost share funding grant of $2.4 million from the United States Department of Energy (DOE) as part of DOE’s $41.9 million in American Recovery and Reinvestment Act funding for fuel cell technology. As of March 31, 2010, $2.37 million has been billed and paid by the DOE under this grant. On April 30, 2010, MTI Micro was approved for an extension of this grant to December 31, 2010, with additional funds available of $594 thousand under this program.

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
There is no guarantee that resources will be available to MTI Micro on terms acceptable to it, or at all, or that such resources will be received in a timely manner, if at all, or that MTI Micro will be able to reduce its expenditure run-rate further without materially and adversely affecting its business. MTI Micro had cash and cash equivalents as of March 31, 2010 of $214 thousand. Subsequent to March 31, 2010, MTI Micro has drawn down an additional $330 thousand under the Purchase Agreement with an additional $1.01 million of available borrowing capacity through the Purchase Agreement. However, the funds available through the Purchase Agreement are only available to us at increments of $330 thousand bi-monthly. Our next available draw down is July 2010. In addition, subsequent to March 31, 2010, MTI Micro received $349 thousand from the DOE for billings relative to work performed through March 31, 2010, and has an additional $437 thousand under the extension as work is performed. In order to conserve cash and extend operations while we pursue any additional necessary financing, we have reduced operating expenses in the first quarter of 2010. Without other resources, management currently believes it will have adequate funds to operate MTI Micro through the end of 2010.

3. Basis of Presentation

In the opinion of management, our Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the periods presented in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and with the instructions to Form 10-Q in Article 10 of SEC Regulation S-X. The results of operations for the interim periods presented are not necessarily indicative of results for the full year.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2009 has been derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2010.

4. Recently Adopted Accounting Standards

In January 2010, the FASB issued guidance that requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements. The guidance is effective for reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures that are effective for periods beginning after December 15, 2010. Our adoption of the currently effective portion of this guidance did not have a material effect on the financial statements.

5. Accounts Receivable and Allowance for Doubtful Accounts

Receivable balances consist of the following at:

(Dollars in thousands)		Test and
		Measurement	Consolidated
	New Energy	Instrumentation	Totals
December 31, 2009
U.S. and State Government	$143	$—	$143
Commercial	—	1,091	1,091
Total Accounts Receivable	143	1,091	1,234
Less: Allowance for Doubtful Accounts	—	(92)	(92)
Total	$143	$999	$1,142

March 31, 2010
U.S. and State Government	$191	$7	$198
Commercial	—	786	786
Total Accounts Receivable	191	793	984
Less: Allowance for Doubtful Accounts	—	(92)	(92)
Total	$191	$701	$892

For the three months ended March 31, 2009 and 2010, a single commercial customer represented 11.1% and 12.1%, respectively, and a U.S. governmental agency represented 22.7% and 1.1%, respectively, of the Company’s instrumentation segment product revenue. As of December 31, 2009 and March 31, 2010, this commercial customer represented 0.0% and 18.3%, respectively, and this U.S. governmental agency represented 0.0% and 0.9%, respectively, of the Company’s instrumentation segment accounts receivable.

As of December 31, 2009 and March 31, 2010, 100% of the accounts receivable of the new energy segment is due from a U.S. governmental agency.

6. Inventories, net

Inventories, net consist of the following at:

(Dollars in thousands)	Dec. 31,	March 31,
	2009	2010
Finished goods	$465	$263
Work in process	193	218
Raw materials, net	131	267
	$789	$748

7. Income Taxes

The Company’s effective income tax (expense) rate from operations differed from the federal statutory rate for each of the three months ended March 31 as follows:

(Dollars in thousands)	2009	2010
Federal statutory tax rate	34.00%	34.00%
State taxes, net of federal tax effect	6.07	6.01
Change in valuation allowance	(40.46)	(40.05)
Reversal of Uncertain Tax Position for NYS Settlement	13.17	—
Permanent tax difference on derivative valuation	0.42	0.04
Tax Rate	13.20%	0.00%

Income tax (expense) benefit for the three months ended March 31 consists of the following:

(Dollars in thousands)
	2009	2010
Operations before noncontrolling interest
Federal	$—	$—
State	194	—
Deferred	—	—
Total	$194	$—

The valuation allowance at December 31, 2009 and March 31, 2010 was $26.4 million and $27.2 million, respectively, and represents a full valuation allowance. The valuation allowance reflects the estimate that it is more likely than not that the net deferred tax assets in excess of deferred tax liabilities may not be realized.

At March 31, 2010, the Company had unused Federal net operating loss carry forwards of approximately $66.4 million. Of these carry forwards, $1.3 million represents windfall tax benefits from stock option transactions, the tax effect of which are not included in the Company’s net deferred tax assets. Additionally, it is estimated that $6.69 million of these carryforwards will expire prior to utilization due to IRC Section 382 limitation described below. This net operating loss limited by IRC Section 382 is not reflected in the Company’s deferred tax asset as of March 31, 2010. The Federal net operating loss carry forwards, if unused, will begin to expire in 2010.

The Company's and/or its subsidiaries’ ability to utilize their net operating loss carryforwards may be significantly limited by Section 382 of the Internal Revenue Code of 1986, as amended, if the Company or any of its subsidiaries undergoes an “ownership change” as a result of changes in the ownership of the Company's or its subsidiaries’ outstanding stock pursuant to the exercise of the warrants or otherwise. A corporation generally undergoes an “ownership change” when the ownership of its stock, by value, changes by more than 50 percentage points over any three-year testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change net operating loss carryforwards and certain recognized built-in losses. As of March 31, 2010, although no formal Section 382 study has been performed, the Company does not appear to have had an ownership change for Section 382 purposes. However, as noted below, it appears that as a result of MTI Micro’s conversion of the Bridge Notes (combined with the Company’s ownership changes) MTI Micro appears to have had an ownership change for Section 382 purposes, which places limitations on the utilization of MTI Micro’s separate company net operating loss carryforwards.

As a result of the conversion of the Bridge Notes, MTI no longer maintains an 80% or greater ownership in MTI Micro. Thus, MTI Micro will no longer be included in Mechanical Technology, Inc. and Subsidiaries' consolidated federal and combined New York State tax returns, effective December 9, 2009. Additionally, as the result of conversion, MTI Micro may have experienced a Section 382 ownership change which subjects MTI Micro's separate company net operating losses to an annual Section 382 limitation.

Pursuant to the Internal Revenue Service's consolidated tax return regulations (IRS Regulation Section 1.1502 -36), upon MTI Micro leaving the Mechanical Technology, Inc. and Subsidiaries consolidated group, MTI is permitted to elect to reduce a portion of its stock tax basis in MTI Micro by "reattributing" a portion of MTI Micro's net operating loss carry forwards to MTI, for an amount equivalent to its built in loss amount in MTI's investment in MTI Micro's stock.

As the result of MTI anticipating that it will make this election with its December 31, 2009 tax return, MTI will reattribute approximately $45.2 million of MTI Micro's net operating losses (reducing its tax basis in MTI Micro's stock by the same amount), leaving MTI Micro with approximately $13 million of separate company net operating loss carry forwards at the time of conversion of the Bridge Notes. However, as noted above, as the result of a Section 382 limitation, caused by the conversion, it is estimated that $6.69 million of these net operating losses will expire prior to utilization.

As of March 31, 2010, it is estimated that MTI had net operating loss carryforwards of approximately $52.4 million and MTI Micro has net operating loss carryforwards of approximately $14.0 million (with a portion, as noted above, being subject to IRC Section 382 limitation).

On February 2, 2009, the New York State Department of Taxation and Finance notified the Company that it was no longer going to pursue the issue associated with potentially not permitting the Company to file combined tax returns for the period 2002 through 2004. The Company had recorded a $213 thousand long-term liability for this issue. In settlement of this issue, the Company paid New York State approximately $19 thousand, and recognized the benefit of the reversal of this liability of $194 thousand in the first quarter of 2009.

8. Stockholders’ Equity (Deficit)

Changes in common shares issued and treasury stock outstanding are as follows:

	Year Ended	Three Months Ended
	Dec. 31, 2009	March 31, 2010
Common Shares
Balance, beginning	5,776,750	5,776,750
Balance, ending	5,776,750	5,776,750

Warrants/Derivatives

On December 20, 2006, the Company issued warrants to investors to purchase 378,472 shares of the Company’s common stock at an exercise price of $18.16 per share.

The Company held or has outstanding the following derivative financial instruments:

	Dec. 31,	March 31,
	2009	2010	Expiration
Derivatives issued:
Warrants, exercisable beginning June 20, 2007, to purchase the Company’s common stock issued to three investors at a purchase price of $18.16 per
share	378,472	378,472	12/19/2011

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

On January 1, 2009, we adopted a newly issued accounting standard regarding disclosure of derivative instruments. We recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. The fair value of the derivative is recorded in the “Derivative liability” line on the financial statements, and is valued quarterly using the Black-Scholes Option Pricing Model. The significant assumptions used for the valuations are as follows:

	Dec. 31,	March 31,
	2009	2010
Expected life of option (number of days)	730	639
Risk-free interest rate	1.14%	1.02%
Expected volatility of stock	162.7%	177.0%
Expected dividend yield	None	None

The fair value of the warrants at December 31, 2009 and March 31, 2010 was $70 thousand and $68 thousand, respectively. Gains on derivatives are included in “Gain on derivatives” in the Consolidated Statement of Operations. During the three month periods ending March 31, 2009 and 2010 the Company recognized a gain on derivatives of $18 thousand and $2 thousand, respectively.

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

Reservation of Shares

The Company has reserved common shares for future issuance as of March 31, 2010 as follows:

Stock options outstanding	704,527
Stock options available for issuance	322,466
Warrants outstanding	378,472
Number of common shares reserved	1,405,465

On September 19, 2009, the Company amended its 2006 Equity Incentive Plan to increase the shares authorized for issuance by 350,000 shares.

Loss per Share

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations for the three months ended March 31:

(Dollars in thousands, except shares)
	2009	2010
Numerator:
Net loss	$(1,244)	$(1,234)

Denominator:
Basic EPS:
Common shares outstanding, beginning of period	4,772,359	4,771,658
Less weighted average non-vested restricted stock	—	—
Denominator for basic earnings per common shares –
Weighted average common shares	4,772,359	4,771,658

Diluted EPS:
Common shares outstanding, beginning of period	4,772,359	4,771,658
Less weighted average non-vested restricted stock due to anti-dilutive effect	—	—
Denominator for diluted earnings per common shares –
Weighted average common shares	4,772,359	4,771,658

Not included in the computation of earnings per share, assuming dilution for the three months ended March 31, 2009, were options to purchase 702,864 shares of the Company’s common stock, warrants to purchase 378,472 shares of the Company’s common stock, and options to purchase 22,668 shares of MTI Micro’s common stock. These potentially dilutive items were excluded because the Company incurred a loss for this period and their inclusion would be anti-dilutive.

Not included in the computation of earnings per share, assuming dilution for the three months ended March 31, 2010, were options to purchase 704,527 shares of the Company’s common stock, warrants to purchase 378,472 shares of the Company’s common stock, and options to purchase 28,311,801 shares of MTI Micro’s common stock. These potentially dilutive items were excluded because the Company incurred a loss for this period and their inclusion would be anti-dilutive.

9. Issuance of Stock, Warrants and Stock Options by Subsidiary

Common Stock Issued – MTI Micro

MTI Micro was formed on March 26, 2001, and as of March 31, 2010, the Company owned approximately 57.35% of MTI Micro’s outstanding common stock.

On January 11, 2010, MTI Micro entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with Counter Point Ventures Fund II, L.P. (“Counter Point”). Counter Point is managed by Dr. Walter L. Robb, a member of the Board of Directors of the Company and MTI Micro, and is a current stockholder of MTI Micro. Dr. Robb and Counter Point beneficially held approximately 29.5% of the fully-diluted common stock of MTI Micro of December 31, 2009, and as of March 31, 2010 hold an aggregate of approximately 34.2% of the fully-diluted common stock of MTI Micro.

Pursuant to the Purchase Agreement, MTI Micro may issue and sell to Counter Point up to 28,571,429 shares of common stock, par value $0.01 per share (the “Micro Common Stock”), at a purchase price per share of $0.070, over a period of twelve (12) months, and warrants (“Warrants”) to purchase shares of Micro Common Stock equal to 20% of the shares of Micro Common Stock purchased under the Purchase Agreement at an exercise price of $0.070 per share. The sale and issuance of the Micro Common Stock and Warrants shall occur over multiple closings (each, a “Closing”) occurring over two (2) one month closing periods and five (5) two-month closing periods (each, a “Closing Period”). Three Closings occurred through March 31, 2010, with MTI Micro raising $660 thousand from the sale of 9,428,571 shares of Micro Common Stock and Warrants to purchase 1,885,714 shares of Micro Common Stock to Counter Point. One Closing occurred on May 12, 2010, with MTI Micro raising an additional $330 thousand from the sale of 4,714,286 shares of Micro Common Stock and Warrants to purchase 942,857 shares of Micro Common Stock to Counter Point. Subsequent Closings may occur thereafter at MTI Micro’s sole discretion during the Closing Periods upon delivery of written notice by MTI Micro to Counter Point of its desire to consummate a Closing, and Counter Point’s acceptance of such offer under the Purchase Agreement on the terms agreed upon with MTI Micro. In the event the terms and conditions of the Purchase Agreement no longer reflect current market conditions or otherwise, either party may elect not to participate in a Subsequent Closing(s) or the parties may amend the Purchase Agreement on mutually agreeable terms with respect to such Subsequent Closing(s). If MTI Micro was to issue and sell the remainder of the 28,571,429 shares under the Purchase Agreement, the remainder of the 5,714,286 warrants under the Purchase Agreement were exercised, as well as all warrants currently outstanding as detailed below, the Company would continue to hold an aggregate of 55.8% of the fully-diluted capital stock of MTI Micro. Further dilution to the Company’s ownership percentage could occur if and when MTI Micro Stock Options are exercised.

The following table represents all MTI Micro common stock shares issued.

		MTI		Non Controlling Interest
	Average		Ownership		Ownership
	Price	Shares	%	Shares	%	Total Shares
Balance at 12/31/2007		46,030,453	96.3	1,750,345	3.7	47,780,798

Stock issued for MTI Options to MFC Employees	$0.45	31,469				31,469

Transfer of Plug Power securities to MFC	$0.35	7,319,181				7,319,181

Conversion of Loan Receivable	$0.24	10,416,667				10,416,667

Balance at 12/31/08		63,797,770	97.3	1,750,345	2.7	65,548,115

Stock issued for MTI Options to MFC Employees	$0.14	10,501				10,501

Conversion of Bridge Loan	$0.07	11,241,666		44,622,759		55,864,425

Balance at 12/31/09		75,049,937	61.8	46,373,104	38.2	121,423,041

Common Stock issued under Purchase Agreement	$0.07			9,428,571		9,428,571

Balance at 03/31/10		75,049,937	57.35	55,801,675	42.65	130,851,612

Warrants Issued – MTI Micro

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

On January 11, February 11 and March 4, 2010, MTI Micro issued warrants to Counter Point to purchase 471,429, 471,429, and 942,857 shares, respectively, of MTI Micro Stock at an exercise price of $0.07 per share, under the Purchase Agreement. The warrants become exercisable on the date of issuance and will expire on the earlier of (a) the five (5) year anniversary of the Date of Issuance of the Warrant; (b) immediately prior to a Change of Control; or (c) the closing of a firm commitment underwritten public offering pursuant to a registration statement under the Securities Act. The warrants were accounted for as equity.

Stock Based Compensation

On February 10, 2010 MTI Micro granted 28,296,800 options to its employees from the 2009 Micro Stock Option Plan. The options vest 50% on the grant date and 50% ratably on a quarterly basis on the last day of each calendar quarter over the next three years. The fair value of these stock options granted was estimated at the date of grant using a Black-Scholes Option Pricing model consistent with the accounting standards.

The key inputs and assumptions used to estimate the fair value of these stock options were as follows:

Option term	5 years
Volatility	115%
Risk-free interest rate	2.39%
Dividend yield	0%
Fair value per option granted	$0.07

The amount of expense recognized for this grant was $833 thousand for the three month period ending March 31, 2010. Share-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, therefore, awards are reduced for estimated forfeitures. The accounting standard requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has assumed a forfeiture rate of 5% for this grant.

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

In determining the appropriate levels, the Company performs a detailed analysis of financial assets and liabilities. At each reporting period, all assets and liabilities for which the fair value measurements are based upon significant unobservable inputs are classified as Level 3. The derivative liability is valued using the Black-Sholes Option Pricing Model which is based upon unobservable inputs.

The following is a summary of the Company’s fair value instruments categorized by their associated fair value input level:

(Dollars in thousands)
				Balance at
				March 31,
Balance Sheet Classification	Level 1	Level 2	Level 3	2010
Financial Liabilities:
Derivative liability	$—	$—	$68	$68
Total fair value of liabilities	$—	$—	$68	$68

The following is a rollforward of Level 3 fair value instruments for the twelve months ended December 31, 2009:

(Dollars in thousands)
		Total (Gains) /
	Beginning	Losses	Purchases,	Ending
	Balance as of	Realized and	Issuances, Sales	Balance as of
Instrument	Jan. 1, 2009	Unrealized	and Settlements	Dec. 31, 2009
Derivative liability	$41	$29	$—	$70
Total Level 3 instruments	$41	$29	$—	$70

The following is a rollforward of Level 3 fair value instruments for the three months ended March 31, 2010:

(Dollars in thousands)
		Total (Gains) /
	Beginning	Losses	Purchases,	Ending
	Balance as of	Realized and	Issuances, Sales	Balance as of
Instrument	Jan. 1, 2010	Unrealized	and Settlements	March 31, 2010
Derivative liability	$70	$(2)	$—	$68
Total Level 3 instruments	$70	$(2)	$—	$68

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

(Dollars in thousands)		Test and			Condensed
		Measurement		Reconciling	Consolidated
	New Energy	Instrumentation	Other	Items	Totals
Three months ended March 31, 2009
Product revenue	$—	$1,549	$—	$—	$1,549
Funded research and development revenue	—	—	—	—	—
Research and product development expenses	690	286	—	—	976
Selling, general and administrative expenses	513	483	381	—	1,377
Gain on sale of securities available for sale	—	—	—	—	—
Segment loss from operations before income taxes
and noncontrolling interest	(1,297)	(7)	(169)	—	(1,473)
Segment (loss) profit	(1,292)	(7)	25	30	(1,244)
Total assets	1,383	2,226	901	—	4,510
Depreciation and amortization	134	28	13	—	175

Three months ended March 31, 2010
Product revenue	$—	1,267	—	—	1,267
Funded research and development revenue	357	—	—	—	357
Research and product development expenses	868	262	—	—	1,130
Selling, general and administrative expenses	1,108	472	276	—	1,856
Segment (loss) / profit from operations before
income taxes and noncontrolling interest	(1,621)	(135)	(150)	—	(1,906)
Segment (loss) profit	(1,635)	(135)	(150)	686	(1,234)
Total assets	1,068	1,623	1,021	—	3,712
Securities available for sale	—	—	—	—	—
Capital expenditures	—	13	—	—	13
Depreciation and amortization	103	23	5	—	131

The following table presents the details of “Other” segment (loss) profit:

(Dollars in thousands)	Three Months Ended
	March 31,
	2009	2010
Corporate and other (expenses) income:
Depreciation and amortization	$(13)	$(5)
Interest income	18	—
Gain on derivatives	18	2
Income tax (expense) benefit	194	—
Other expense, net	(192)	(147)
Total income (expense)	$25	$(150)

12. Commitments and Contingencies

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

The Company’s future minimum rental payments required under non-cancelable operating leases are (dollars in thousands): $312 remaining in 2010, $271 in 2011 and $273 in 2012 and $283 in 2013 and $270 for 2014 and thereafter.

Warranties

Below is a reconciliation of changes in product warranty liabilities:

(Dollars in thousands)	Three Months Ended
	March 31,
	2009	2010
Balance, January 1	$31	$21
Accruals for warranties issued	8	6
Settlements made (in cash or in kind)	(4)	(3)
Balance, end of period	$35	$24

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

Employment Agreements

The Company has employment agreements with certain employees that provide severance payments, certain other payments, accelerated vesting and exercise extension periods of certain options upon termination of employment under certain circumstances, as defined in the applicable agreements. As of March 31, 2010, the Company’s potential minimum cash obligation to these employees was approximately $693 thousand.

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

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2009 contained in our 2009 Annual Report on Form 10-K.

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

New Energy Segment - MTI Micro is developing and commercializing off-the-grid power solutions for various portable electronic devices. Our patented proprietary direct methanol fuel cell technology platform called Mobion, converts 100% methanol fuel to usable electricity capable of providing continuous power as long as necessary fuel flows are maintained. Our proprietary fuel cell power solution consists of two primary components integrated in an easily manufactured device: the direct methanol fuel cell power engine, which we refer to as our Mobion Chip, and methanol fuel cartridges. Our current Mobion Chip weighs less than one ounce and is small enough to fit in the palm of one’s hand. The methanol used by the technology is fully biodegradable. We have demonstrated power density of over 84 mW/cm 2, while producing more than 1,800 Wh/kg or 1.4 Wh/cc of fuel from its direct methanol fuel feed. For these reasons, we believe our technology offers a superior power solution compared to current lithium-ion and similar rechargeable battery systems currently used by original equipment manufacturers and branded partners, or OEMs, in many handheld electronic devices, such as smart phones, mobile phone accessories, digital cameras, portable gaming devices, e-readers and other portable devices. We believe our platform will facilitate further developments of numerous electronic product advantages, including smaller size, environmental friendliness, greatly extended run-time of current portable devices and simplicity of design, all critical for commercialization in the consumer market, and can be implemented as three different product options: a handheld power generator for consumer electronic devices, a snap-on or attached power accessory, or an embedded fuel cell in handheld devices. We have strategic agreements with a global Japanese consumer electronics company, with a U.S. based developer and marketer of universal chargers, with a global power tool manufacturer, and a letter of intent with Duracell, part of the Procter & Gamble Company. Our goal is to become the leading provider of portable power for various types of electronic devices and, assuming available financing, we intend to commercialize Mobion products in 2010.

Our Mobion technology is protected by a patent portfolio that includes 55 patents and 69 active U.S. patent applications covering five key technologies and manufacturing areas, one of which is the process that eliminates the need for active water recirculation pumps or the inclusion of water as a fuel dilutant. The water required for the electrochemical process is transferred internally within the Mobion Chip from the site of water generation on the air-side of the cell. This internal flow of water takes place without the need for any pumps, complicated re-circulation loops or other micro-plumbing tools.

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

Several key indicators of our liquidity are summarized in the following table:

	Three Months Ended
(Dollars in thousands)	March 31,
	2009	2010
Cash and cash equivalents	$794	$991
Securities available for sale	—	—
Working capital (deficit)	(922)	993
Net loss	(1,244)	(1,234)
Net cash used in operating activities	(1,368)	(441)
Purchase of property, plant and equipment	—	13

From inception through March 31, 2010, we have incurred an accumulated deficit of $122 million, and we expect to incur losses for the foreseeable future as we continue micro fuel cell product development and commercialization programs. We expect that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, our operating results, the availability of equity financing, and the ability to attract government funding resources to offset research and development costs.

At present, the Company does not expect to continue to fund over the long-term MTI Micro’s development and commercialization of its portable power source products. MTI Micro had cash and cash equivalents as of March 31, 2010 of $214 thousand.

On January 11, 2010, MTI Micro entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with Counter Point Ventures Fund II, L.P. (“Counter Point”). Counter Point is managed by Dr. Walter L. Robb, a member of the Board of Directors of the Company and MTI Micro, and is a current stockholder of MTI Micro. Dr. Robb and Counter Point beneficially held approximately 29.5% of the fully-diluted common stock of MTI Micro of December 31, 2009, and as of March 31, 2010 hold an aggregate of approximately 34.17% of the fully-diluted common stock of MTI Micro.

Pursuant to the Purchase Agreement, MTI Micro may issue and sell to Counter Point up to 28,571,429 shares of common stock, par value $0.01 per share (the “Micro Common Stock”), at a purchase price per share of $0.070, over a period of twelve (12) months, and warrants (“Warrants”) to purchase shares of Micro Common Stock equal to 20% of the shares of Micro Common Stock purchased under the Purchase Agreement at an exercise price of $0.070 per share. The sale and issuance of the Micro Common Stock and Warrants shall occur over multiple closings (each, a “Closing”) occurring over two (2) one month closing periods and five (5) two-month closing periods (each, a “Closing Period”). Three Closings have occurred through March 31, 2010, with MTI Micro raising $660,000 from the sale of 9,428,571 shares of Micro Common Stock and Warrants to purchase 1,885,714 shares of Micro Common Stock to Counter Point. Subsequent Closings may occur thereafter at MTI Micro’s sole discretion during the Closing Periods upon delivery of written notice by MTI Micro to Counter Point of its desire to consummate a Closing, and Counter Point’s acceptance of such offer under the Purchase Agreement on the terms agreed upon with MTI Micro. In the event the terms and conditions of the Purchase Agreement no longer reflect current market conditions or otherwise, either party may elect not to participate in a Subsequent Closing(s) or the parties may amend the Purchase Agreement on mutually agreeable terms with respect to such Subsequent Closing(s). If MTI Micro were to issue and sell the remainder of the 28,571,429 shares under the Purchase Agreement, the Company would continue to hold an aggregate of 55.8% of the fully-diluted capital stock of MTI Micro.

Subsequent to March 31, 2010, MTI Micro has drawn down an additional $330 thousand under the Purchase Agreement with an additional $1.01 million of available borrowing capacity through the Purchase Agreement. However, the funds available through the Purchase Agreement are only available to us at increments of $330 thousand bi-monthly. Our next available draw down is July 2010. In addition, subsequent to March 31, 2010, MTI Micro received $349 thousand from the DOE for billings relative to work performed through March 31, 2010, and has an additional $437 under the extension as work is performed. MTI Micro will be required to raise additional funds through issuance of its equity or debt, government funding and/or explore other strategic alternatives including but not limited to the sale of assets and/or the company. If MTI Micro is unable to raise additional financing, it may be required to discontinue or severely reduce its business operations.

As part of a cash conservation program at MTI Micro, all MTI Micro employee salaries were reduced by 20% starting April 12, Peng Lim, the CEO of MTI Micro, voluntarily reduced the portion of his monthly salary that is allocated to MTI Micro from $9,722.22 to $2,430.56, and in an effort to focus on commercialization, MTI Micro further streamlined its organization. These reductions will continue until such time as MTI Micro secures additional financing. There is no assurance that funds raised in any such a financing will be sufficient, that the financing will be available on terms favorable to us or to existing stockholders and at such times as required, or that we will be able to obtain the additional financing required for the continued operation and growth of our business. During the sixteen months ended March 31, 2010, MTI Micro has raised $3.1 million in external debt and equity financing. If we raise additional funds by issuing equity securities, MTI Micro’s stockholders will experience further dilution. Additional debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity financing may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets or delay, reduce the scope of or eliminate some or all of our research and development programs, or discontinue our portable power source business. Without other resources, management currently believes it will have adequate funds through the end of 2010.

Management believes that MTI Instruments will continue to generate positive cash flow and would be able to fund its current operations. However, no assurances can be provided on this subsidiary’s ability to continue as a going concern given the level of uncertainty involved with the parent company’s operations.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2010 Compared to the Three Months Ended March 31, 2009.

Product Revenue. Revenue in our test and measurement instrumentation business decreased by $282 thousand, or 18.2%, from $1.55 million for the three months ended March 31, 2009 to $1.27 million for the three months ended March 31, 2010. This decline was attributed to a $335 thousand decline in activity with the US Air Force, stemming from the timing of delivery orders under existing contracts. Last year, the U.S. Air Force was the top customer for the segment; accounting for 22.7% of product revenue in the first three months of 2009, yet only accounted for 1.2% of the total product revenue to date in 2010. For the first three months of 2010, a single U.S. based commercial customer accounted for 12.1% of total product revenue, versus the first three months of 2009 when a single Japanese based commercial distributor accounted for 11.2% of total product revenue.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands)						Total Contract
			Revenues for the		Revenue	Orders Received
			Three Months Ended March 31,		Contract to Date	to Date
Contract (1)	Expiration		2009	2010	March 31, 2010	March 31, 2010
$2.3 million Air Force New PBS-4100
Systems	07/28/2010	(2)	$285	$—	$2,109	$2,109
$8.8 million Air Force Retrofit and
Maintenance of PBS-4100
Systems	06/19/2008	(3)	$50	$—	$8,009	$8,009
$6.5 million Air Force Retrofit and
Maintenance of PBS-4100
Systems	9/27/2014	(4)	$—	$4	$443	$443
____________________

(1)	Contract values represent maximum potential values and may not be representative of actual results.
(2)	Date represents expiration of contract, including all three potential option extensions.
(3)	The contract expiration date has passed; however, one delivery order remains open under the contract.
(4)	Date represents expiration of contract, including all four potential option extensions.

Funded Research and Development Revenue. Funded research and development revenue in our new energy business for the three months ended March 31, 2010 increased in comparison to the same period in 2009 by $357 thousand. The DOE contract was not approved until May of 2009, thus no billings occurred in the first quarter of 2009. Revenue for the three months ending March 31, 2010 represents two full months of DOE billings. March work will be recognized in the second quarter of 2010, due to the delay in approval of the extension.

Information regarding our contract included in funded research and development revenue is as follows:

(Dollars in thousands)
		Revenue		Revenue		Revenue
		Three Months		Three Months		Contract to
		Ended	% of 2009	Ended	% of 2010	Date
Contract	Expiration (1)	March 31, 2009	Total	March 31, 2010	Total	March 31, 2010
$2.9 million DOE (2)	12/31/10	$—	—%	$357	100%	$2, 400
____________________

(1)	Dates represent expiration of contract, not date of final billing.
(2)	The DOE contract is a cost share contract.

Cost of Product Revenue. Cost of product revenue in our test and measurement instrumentation business decreased by $121 thousand, or 18.2%, to $544 thousand for the first three months of 2010, compared to $665 thousand for the first three months of 2009. The decrease corresponded to the aforementioned 18.2% decline in product revenue. Gross profit, as a percentage of product revenue, was 57% for the first three months of 2010, which is equivalent to the 57% gross profit recognized during the first three months of 2009.

Funded Research and Product Development Expenses. Funded research and product development expenses in our new energy business increased by $770 thousand in comparison to the same period in 2009. This change was the result of the increase in billings under the current DOE contract, as mentioned above in Funded Research and Development Revenue, and the related increase in recognition of the expenses as Funded Research and Product Development Expenses.

Unfunded Research and Product Development Expenses. Unfunded research and product development expenses decreased by $616 thousand, or 63.01%, to $360 thousand for the three months ended March 31, 2010 from $976 thousand for the three months ended March 31, 2009. This decrease is attributable to continued cost reductions by management.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $479 thousand, or 34.79% to $1.86 million for the three months ended March 31, 2010 from $1.4 million for the three months ended March 31, 2009. This increase was primarily the result the recognition of the stock option expense in relation to options granted to MTI Micro employees in the first quarter of 2010 equaling $833 thousand, which was partially offset by continued cost reductions by management, as well as no allocation in 2009 of expenses incurred for the fulfillment of the DOE contract, due to the approval for funding in 2009 not occurring until May of 2009.

Operating Loss. Operating loss increased by $437 thousand, or 29.75%, to $1.9 million through the three months ended March 31, 2010 compared with the three months ended March 31, 2009 loss of $1.5 million as a result of the factors noted above.

Gain on Derivatives. Our gain on derivatives related to the freestanding warrants issued in conjunction with our December 2006 capital raise decreased by $16 thousand, or 87.9%, to $2 thousand for the three months ended March 31, 2010 compared with $18 thousand for the three months ended March 31, 2009. The decrease in derivative gain was attributable to valuation changes of the underlying warrants using the Black-Scholes pricing model.

Income Tax (Expense) Benefit. Our effective income tax rate for the three months ended March 31, 2010 was 0.00% and our income tax rate for the three months ended March 31, 2009 was 13.2%. These tax rates were primarily the result of losses generated by operations, changes in the valuation allowance, and permanent differences for derivative valuations. Additionally, the March 31, 2009 tax rate was impacted by the reversal of the uncertain tax position for NYS settlement.

The valuation allowance against our deferred tax assets at March 31, 2010 was $27.2 million and at December 31, 2009 was $26.4 million. We determined that it was more likely than not that ultimate recognition of certain deferred tax assets would not be realized.

Capital Resources

Our working capital was $993 thousand at March 31, 2010, comparable to $1.2 million at December 31, 2009.

At March 31, 2010, our order backlog was $614 thousand compared to $419 thousand at December 31, 2009.

Our inventory turnover ratios and accounts receivable days sales outstanding for the trailing twelve month periods and their changes at March 31, 2009 and 2010 are as follows:

	2009	2010	Change
Inventory turnover	1.5	2.3	.8
Average accounts receivable days sales outstanding	41	42	1

The increase in inventory turnover is attributed to a 33% decrease in average inventory balances on a comparable sales volume.

The average accounts receivable days sales outstanding for the last twelve months compared to the previous twelve months, only increasing by one day.

Net cash used by operating activities was $441 thousand for the three months ended March 31, 2010 compared with $1.4 million in 2009. This cash use decrease of $927 thousand reflects a net decrease in cash expenditures to fund operations, decreases in inventory levels, together with net balance sheet changes reflecting the timing of cash payments and receipts, particularly recognition of deferred revenue and the accrual of certain accrued liabilities.

There were $13 thousand in capital expenditures during the three months ended March 31, 2010, with no capital expenditures in the same period for 2009. There were no outstanding commitments for capital expenditures as of March 31, 2010. We expect to finance any potential future expenditures with current cash and cash equivalents as appropriate and to the extent available.

Off-Balance Sheet Arrangements

There were no off balance sheet arrangements.

Contractual Payment Obligations

We have entered into various agreements that result in contractual payment obligations in future years. These contracts include financing arrangements for current manufacturing, laboratory and office facility lease agreements. The following table summarizes cash payments that we are committed to make under the existing terms of contracts to which we are a party as of March 31, 2010. This table does not include contingencies.

	Less			More
Contractual Payment Obligations	Than 1	1-3	3-5	Than 5
(in thousands)	Year	Years	Years	Years	Total
Operating Leases / Total Contractual Payment Obligations	$312	$827	$270	$—	$1,409

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 includes a summary of our most significant accounting policies. There have been no material changes to the critical accounting policies previously disclosed in our 2009 Annual Report on Form 10-K. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, securities available for sale, income taxes, stock-based compensation and derivatives. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Periodically, we review our critical accounting estimates with the Audit Committee of our Board of Directors.

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
  our independent auditors have included a going concern paragraph in their opinion;
  sales revenue growth of our test and measurement instrumentation business may not be achieved;
  the dependence of our test and measurement instrumentation business on a small number of customers and potential loss of government funding;
  our ownership position in MTI Micro may be further reduced as a result of our plans to seek external financing for MTI Micro’s operations:
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
  risks related to the limitation of the use of our net operating losses in the event of certain ownership changes; and
  other factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our acting chief financial officer evaluated the effectiveness of MTI’s disclosure controls and procedures as of March 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the valuation of our disclosure controls and procedures as of March 31, 2010, our chief executive officer and acting chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2009 contains a detailed discussion of our risk factors. In addition, information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Statement Concerning Forward Looking Statements”. These risk factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. Pursuant to the instructions to this Quarterly Report on Form 10-Q, we have provided below only those risk factors that are new or that have been materially amended since the time that we filed our 2009 Annual Report on Form 10-K. Accordingly, the information presented below should be read in conjunction with the risk factors and information disclosed in our 2009 Annual Report on Form 10-K.

We have incurred recurring net losses and anticipate continued net losses as we execute our commercialization plan for our portable power source business.

We have incurred recurring net losses, including net losses of $1.2 million for both the three months ended March 31, 2009 and the three months ended March 31, 2010. As a result of ongoing operating losses, we had an accumulated deficit of $122 million as of March 31, 2010. Subject to cash availability, we expect to continue to make significant expenditures and incur substantial expenses as we develop and commercialize our proposed portable power source products; develop our manufacturing, sales, and distribution networks; implement internal systems and infrastructure; and hire additional personnel.

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

At present, the Company does not expect to continue to fund MTI Micro on a long-term basis. Based on the Company’s projected cash requirements for operations and capital expenditures and its current cash and cash equivalents of $991 thousand at March 31, 2010, management believes it will have adequate resources to fund its current operations, excluding MTI Micro operations, but there can be no assurance. Since the company will no longer fund MTI Micro on a long-term basis, the subsidiary has sought other sources of funding, but there is no assurance that such funding will be available on acceptable terms, if at all.

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
There is no guarantee that resources will be available to MTI Micro on terms acceptable to it, or at all, or that such resources will be received in a timely manner, if at all, or that MTI Micro will be able to reduce its expenditure run-rate without materially and adversely affecting its business. MTI Micro had cash and cash equivalents as of March 31, 2010 of $214 thousand. Subsequent to March 31, 2010, MTI Micro has drawn down an additional $330 thousand under the Purchase Agreement with an additional $1.01 million of available borrowing capacity through the Agreement. However, the funds available through the Agreement are only available to us at increments of $330 thousand bi-monthly. Our next available draw down is July 2010. In addition, subsequent to March 31, 2010, MTI Micro received $349 thousand from the DOE for billings relative to work performed through March 31, 2010, and has an additional $437 under the extension as work is performed.

In order to conserve cash and extend operations while we pursue any additional necessary financing, we have made reductions to operating expenses in the first quarter of 2010. There is no assurance that funds raised in any such a financing will be sufficient, that the financing will be available on terms favorable to us or to existing stockholders and at such times as required, or that we will be able to obtain the additional financing required for the continued operation and growth of our business. During the last sixteen months, MTI Micro has raised $3.1 million in external debt and equity financing. If we raise additional funds by issuing equity securities, MTI Micro’s stockholders will experience further dilution. Additional debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity financing may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets or delay, reduce the scope of or eliminate some or all of our research and development programs, or discontinue our portable power source business. Management currently believes it will have adequate resources to fund its MTI Micro operations through the end of 2010, however, there can be no assurance that MTI Micro will not require funding before then to continue operations.

Our ownership position in MTI Micro may be reduced as a result of external financing for MTI Micro's operations, which could limit our ability to control the operations.

As of March 31, 2010, we owned approximately 57.35% or 63.28% on a fully-diluted basis. On January 11, 2010, MTI Micro entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with Counter Point Ventures Fund II, L.P. (“Counter Point”). Pursuant to the Purchase Agreement, MTI Micro may issue and sell to Counter Point up to 28,571,429 shares of common stock of Micro at a purchase price per share of $0.070, over a period of twelve months, and warrants (“Warrants”) to purchase shares of Micro Common Stock equal to 20% of the shares of Micro Common Stock purchased under the Purchase Agreement at an exercise price of $0.070 per share. If MTI Micro was to issue and sell all of the 28,571,429 shares under the Purchase Agreement, the remainder of the 5,714,286 warrants under the Purchase Agreement were exercised, as well as all warrants currently outstanding were exercised, the Company would continue to hold an aggregate of 55.8% of the fully-diluted capital stock of MTI Micro.

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

As of March 31, 2010, we had approximately $66 million of net operating loss, or NOL, carryforwards. As a result of the conversion of the Bridge Notes, MTI no longer maintains an 80% or greater ownership of MTI Micro. Thus MTI Micro will no longer be included in the MTI and subsidiaries consolidated federal and combined New York State tax returns, effective December 9, 2009. A reattribution of a portion of MTI Micro’s NOLs is expected with the filing of the 2009 tax returns, which will reduce MTI Micro’s NOLs as of the date of the Bridge Conversion to approximately $13 million, and MTI’s balance will be approximately $52 million. Also as a result of the conversion of the Bridge Note, MTI Micro may have experienced a Section 382 ownership change, which would further reduce their NOLs by an estimated $6.7 million. Our ability to utilize both the MTI and MTI Micro NOL carryforwards, including any future NOL carryforwards that may arise, may be limited by Section 382 of the Internal Revenue Code of 1986, as amended, if we or MTI Micro undergo any further “ownership changes” as a result of subsequent changes in the ownership of our outstanding common stock pursuant to the exercise of the warrants, the conversion of the MTI Micro’s bridge notes, or otherwise. A corporation generally undergoes an “ownership change” when the ownership of its stock, by value, changes by more than 50 percentage points over any three-year testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL carryforwards and certain recognized built-in losses. As of March 31, 2010, it is estimated that MTI has NOL carryforwards of approximately $52 million and MTI Micro has NOL carryforwards of approximately $14 million, with a portion, as noted above, being subject to IRC Section 382 limitations.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
10.1	Common Stock and Warrant Purchase Agreement, dated January 11, 2010, by and between MTI MicroFuel Cells Inc. and Counter Point Ventures Fund II, L.P. (1)
10.2	Form of Common Stock Warrant (1)
31.1	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Peng K. Lim
31.2	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Frederick W. Jones
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Peng K. Lim
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Frederick W. Jones

Certain exhibits were previously filed (as indicated below) and are incorporated herein by reference. All other exhibits for which no other filing information is given are filed herewith.

(1) Filed as an Exhibit to the registrant’s Form 8-K Report dated January 14, 2010.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mechanical Technology, Incorporated

Date: May 17, 2010	By:	/S/ PENG K. LIM
Peng K. Lim
Chief Executive Officer

	By:	/S/ FREDERICK W. JONES
Frederick W. Jones
Acting Chief Financial Officer