Form 10-Q
period 2010-06-30
MECHANICAL TECHNOLOGY INC
filed 2010-08-12
CIK 64463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2010
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

The number of shares of common stock, par value of $0.01 per share, outstanding as of August 13, 2010 was 4,771,658.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Mechanical Technology, Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets as of December 31, 2009 and June 30, 2010 (Unaudited)

(Dollars in thousands)	December 31,	June 30,
	2009	2010
Assets
Current Assets:
Cash and cash equivalents	$785	$811
Accounts receivable, less allowance for doubtful accounts ($92 in 2009 and 2010)	1,142	941
Inventories, net	789	747
Prepaid expenses and other current assets	166	239
Total Current Assets	2,882	2,738

Property, plant and equipment, net:	859	628
Total Assets	$3,741	$3,366

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Accounts payable	$323	$501
Accrued liabilities	1,290	1,355
Deferred revenue	16	16
Income taxes payable	20	20
Total Current Liabilities	1,649	1,892

Long-Term Liabilities:
Derivative liability	70	52
Total Long-Term-Liabilities	70	52
Total Liabilities	1,719	1,944

Stockholders’ Equity (Deficit):
Common stock, par value $0.01 per share, authorized 75,000,000; 5,776,750 issued in
both 2009 and 2010	58	58
Paid-in-capital	133,286	134,316
Accumulated deficit	(120,724)	(122,395)
Common stock in treasury, at cost, 1,005,092 shares in both 2009 and 2010	(13,754)	(13,754)
Total MTI stockholders’ deficit	(1,134)	(1,775)
Noncontrolling interest	3,156	3,197
Total Equity	2,022	1,422
Total Liabilities and Stockholders’ Equity	$3,741	$3,366

The accompanying notes are an integral part of the condensed consolidated financial statements.

Mechanical Technology, Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Six Months Ended June 30, 2009 and 2010

(Dollars in thousands, except per share)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Product revenue	$1,310	$1,627	$2,859	$2,895
Funded research and development revenue	1,059	418	1,059	774
Total revenue	2,369	2,045	3,918	3,669
Operating costs and expenses:
Cost of product revenue	628	726	1,294	1,271
Research and product development expenses:
Funded research and product development	1,088	827	2,122	1,597
Unfunded research and product development	308	345	736	705
Total research and product development expenses	1,396	1,172	2,858	2,302
Selling, general and administrative expenses	754	850	1,645	2,706
Operating loss	(409)	(703)	(1,879)	(2,610)
Interest expense	(59)	—	(101)	—
Gain on derivatives	14	16	32	18
Other (expense) income, net	2	(13)	23	(28)
Loss before income taxes and non-controlling interest	(452)	(700)	(1,925)	(2,620)
Income tax benefit	5	—	199	—
Net loss, net of tax	(447)	(700)	(1,726)	(2,620)
Plus: Net loss attributed to noncontrolling interest	3	263	38	949

Net loss attributed to MTI	$(444)	$(437)	$(1,688)	$(1,671)

Loss per Share attributed to MTI (Basic and Diluted):
Loss per share attributed to MTI	$(.09)	$(.09)	$(.35)	$(.35)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss (Unaudited)
For the Six Months Ended June 30, 2009 and 2010

(Dollars in thousands)	Six Months Ended
	June 30,
	2009	2010
Common Stock
Balance, beginning	$58	$58
Balance, ending	$58	$58

Paid-In Capital
Balance, beginning	$132,781	$133,286
Stock-based compensation	302	1,030
Balance, ending	$133,083	$134,316

Accumulated Deficit
Balance, beginning	$(117,570)	$(120,724)
Net loss	(1,688)	(1,671)
Balance, ending	$(119,258)	$(122,395)

Treasury Stock
Balance, beginning	$(13,754)	$(13,754)
Balance, ending	$(13,754)	$(13,754)

Noncontrolling Interest (NCI)
Balance, beginning	$11	$3,156
Equity contribution	—	990
Net loss attributed to NCI	(38)	(949)
Balance, ending	$(27)	$3,197

Total Stockholders’ Equity
Balance, ending	$102	$1,422

Total Comprehensive (Loss)
Net loss	$(1,688)	$(1,671)
Other comprehensive (loss)	—	—
Total comprehensive (loss)	$(1,688)	$(1,671)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Six Months Ended June 30, 2009 and 2010

(Dollars in thousands)	Six Months Ended June 30,
	2009	2010
Operating Activities
Net loss	$(1,726)	$(2,620)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on derivatives	(32)	(18)
Depreciation and amortization	338	257
Stock based compensation	302	1,030
Changes in operating assets and liabilities:
Accounts receivable	(1,216)	201
Inventories	236	42
Prepaid expenses and other current assets	(95)	(73)
Accounts payable	238	178
Income taxes payable	(213)	—
Deferred revenue	2	—
Accrued liabilities	(235)	65
Accrued liabilities – related parties	101	—
Net cash used by operating activities	(2,300)	(938)

Investing Activities
Purchases of property, plant and equipment	—	(26)
Net cash used by investing activities	—	(26)

Financing Activities
Net borrowings on related party debt	1,045	—
Proceeds from capital raise and warrants issued	—	990
Net cash used in financing activities	1,045	990
Increase (Decrease) in cash and cash equivalents	(1,255)	26
Cash and cash equivalents - beginning of period	1,662	785
Cash and cash equivalents - end of period	$407	$811

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business

Mechanical Technology, Incorporated, (“MTI” or the “Company”), a New York corporation, was incorporated in 1961. MTI operates in two segments, the New Energy segment, which is conducted through MTI MicroFuel Cells Inc. (“MTI Micro”), a majority owned subsidiary, and the Test and Measurement Instrumentation segment, which is conducted through MTI Instruments, Inc. (“MTI Instruments”), a wholly owned subsidiary.

MTI Micro was incorporated in Delaware on March 26, 2001, and is developing Mobion®, a handheld energy-generating device to replace current lithium-ion and similar rechargeable battery systems in many handheld electronic devices for the military and consumer markets. Mobion® handheld generators are based on direct methanol fuel cell (DFMC) technology, which has been recognized as enabling technology for advanced portable power sources by the scientific community and industry analysts. As the need for advancements in portable power increases, MTI Micro is developing Mobion® as a solution for advancing current and future electronic device power needs and addressing the multi-billion dollar portable electronics market. As of June 30, 2010, the Company owned approximately 55.36% of MTI Micro’s outstanding common stock.

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

2. Liquidity and Going Concern

The Company has incurred significant losses as it continued to fund the direct methanol fuel cell product development and commercialization programs of its majority owned subsidiary, MTI Micro, and had a consolidated accumulated deficit of $122 million and working capital of $846 thousand at June 30, 2010. Because of these losses, limited current cash and cash equivalents, negative cash flows and accumulated deficit, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At present, the Company does not expect to continue to fund MTI Micro on a long-term basis. The Company has projected positive cash flows to meet future cash requirements for operations and capital expenditures exclusive of MTI Micro, and has cash and cash equivalents of $811 thousand at June 30, 2010. Management believes that MTI Instruments will continue to generate positive cash flows and be able to fund its current operations. However, no assurance can be provided regarding MTI and MTI Instrument’s ability to continue as a going concern given the level of uncertainty involved with the parent company’s operations.

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

On January 11, 2010, MTI Micro entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with Counter Point. Through June 30, 2010, $990 thousand has been drawn against this Purchase Agreement. See Note 9 for further discussion of this transaction.

On April 16, 2009, MTI Micro was awarded a cost share funding grant of $2.4 million from the United States Department of Energy (DOE) as part of DOE’s $41.9 million in American Recovery and Reinvestment Act funding for fuel cell technology. As of June 30, 2010, the entire grant has been billed and paid by the DOE. On April 30, 2010, MTI Micro was approved for an extension of this grant to December 31, 2010, with additional funds available of $594 thousand under this program, of which $418 thousand has been billed and $176 thousand remains.

On July 28, 2010, MTI was awarded a cost share funding grant of $296 thousand from the New York State Energy Research and Development Authority (NYSERDA). No funds have been received to date for this grant.

In order to continue full commercialization of its micro fuel cell solution, MTI Micro will need to do one or more of the following to raise additional resources, or reduce its cash requirements:
  obtain additional government or private funding of the Company’s direct methanol fuel cell research, development, manufacturing readiness and commercialization;
  secure additional debt or equity financing;or
  further reduce its current expenditure run-rate.
There is no guarantee that resources will be available to MTI Micro on terms acceptable to it, or at all, or that such resources will be received in a timely manner, if at all, or that MTI Micro will be able to reduce its expenditure run-rate further without materially and adversely affecting its business. MTI Micro had cash and cash equivalents as of June 30, 2010 of $136 thousand. Subsequent to June 30, 2010, MTI Micro has drawn down an additional $220 thousand under the Purchase Agreement with an additional $790 thousand of available borrowing capacity through the Purchase Agreement. However, the funds available through the Purchase Agreement are only available to MTI Micro at increments of $330 thousand bi-monthly. MTI Micro’s next available draw down is $110 thousand in August 2010. In addition, subsequent to June 30, 2010, MTI Micro received $160 thousand from the DOE for billings relative to work performed through June 30, 2010, and has an additional $176 thousand under the extension as work is performed. In order to conserve cash and extend operations while we pursue any additional necessary financing, we reduced operating expenses in the first quarter of 2010. Without other resources, management currently believes it will have adequate funds to operate MTI Micro through the end of 2010.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2009 has been derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2010.

While preparing the second quarter report for 2010, management identified an error in the results of operations reported for the three month period ended June 30, 2009. On April 16, 2009, the Company was notified that they received a government grant from the Department of Energy in the amount of $2.4 million. On May 13, 2009, the Department of Energy approved that the Company could bill for expenditures retroactive beginning January 8, 2009. For the six-month period ended June 30, 2009, the Company appropriately recognized revenue of $1,059 thousand in accordance with the terms of the grant agreement. However, for the three-month period ended June 30, 2009, the Company reported revenue of $542 thousand related to only the three-month period rather than appropriately reporting the full amount earned dating back to January 8, 2009. As a result, the net loss for the three-month period ended June 30, 2009 was overstated by $517 thousand. The net loss for the six-month period ended June 30, 2009 was properly reported. The following table shows results of operations for the three-month period ended June 30, 2009 both as reported and as revised.

	As Reported	As Revised
Sales	$542	$1,059
Operating loss	(926)	(409)
Net loss attributed to NCI	18	3
Net loss	(946)	(444)
EPS	(.20)	(.09)

This revision has no impact on the consolidated Balance Sheet at June 30, 2009 and the related Statements of Operations and Cash Flows for the sixth-month period ended June 30, 2009. The revised June 30, 2009 amounts have also been reflected in the Segment Information disclosure in Note 11 of these financial statements.

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

5. Accounts Receivable and Allowance for Doubtful Accounts

Receivable balances consist of the following at:

(Dollars in thousands)		Test and
		Measurement	Consolidated
	New Energy	Instrumentation	Totals
December 31, 2009
U.S. and State Government	$143	$—	$143
Commercial	—	1,091	1,091
Total Accounts Receivable	143	1,091	1,234
Less: Allowance for Doubtful Accounts	—	(92)	(92)
Total	$143	$999	$1,142

June 30, 2010
U.S. and State Government	$160	206	366
Commercial	—	667	667
Total Accounts Receivable	160	873	1,033
Less: Allowance for Doubtful Accounts	—	(92)	(92)
Total	$160	781	941

For the six months ended June 30, 2009 and 2010, a single commercial customer represented 12.2% and 8.2%, respectively, and a U.S. governmental agency represented 21.2% and 20.8%, respectively, of the Company’s instrumentation segment product revenue. As of December 31, 2009 and June 30, 2010, the largest commercial customer represented 0.0% and 10.3%, respectively, and the U.S. governmental agency represented 0.0% and 23.4%, respectively, of the Company’s instrumentation segment accounts receivable.

As of December 31, 2009 and June 30, 2010, 100% of the accounts receivable of the new energy segment is due from a U.S. governmental agency.

6. Inventories, net

Inventories, net consist of the following at:

(Dollars in thousands)	Dec. 31,	June 30,
	2009	2010
Finished goods	$465	$224
Work in process	193	208
Raw materials, net	131	315
	$789	$747

7. Income Taxes

The Company’s effective income tax (expense) rate from operations differed from the federal statutory rate for each of the three and six months ended June 30 as follows:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Federal statutory tax rate	34.00%	34.00%	34.00%	34.00%
State taxes, net of federal tax effect	6.19	6.14	6.10	6.04
Change in valuation allowance	(41.24)	(40.92)	(40.58)	(40.27)
Minimum State Income Tax YTD – Estimated	1.11	—	0.17	—
Reversal of Uncertain Tax Position for NYS Settlement	—	—	10.08	—
Permanent tax difference on derivative valuation	1.05	0.78	0.57	0.23
Tax rate	1.11%	0.00%	10.34%	0.00%

Income tax (expense) benefit for the three and six months ended June 30 consists of the following:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Operations before noncontrolling interest
Federal	$—	$—	$—	$—
State	5	—	199	—
Total	$5	$—	$199	$—

The valuation allowance at December 31, 2009 and June 30, 2010 was $26.4 million and $27.4 million, respectively, and represents a full valuation allowance. The valuation allowance reflects the estimate that it is more likely than not that the net deferred tax assets in excess of deferred tax liabilities may not be realized.

At June 30, 2010, the Company had unused Federal net operating loss carry forwards of approximately $66.9 million. Of these carry forwards, $1.3 million represents windfall tax benefits from stock option transactions, the tax effect of which are not included in the Company’s net deferred tax assets. Additionally, it is estimated that $6.69 million of these carryforwards will expire prior to utilization due to IRC Section 382 limitation described below. This net operating loss limited by IRC Section 382 is not reflected in the Company’s deferred tax asset as of June 30, 2010. The Federal net operating loss carry forwards, if unused, will begin to expire in 2010.

The Company's and/or its subsidiaries’ ability to utilize their net operating loss carryforwards may be significantly limited by Section 382 of the Internal Revenue Code of 1986, as amended, if the Company or any of its subsidiaries undergoes an “ownership change” as a result of changes in the ownership of the Company's or its subsidiaries’ outstanding stock pursuant to the exercise of the warrants or otherwise. A corporation generally undergoes an “ownership change” when the ownership of its stock, by value, changes by more than 50 percentage points over any three-year testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change net operating loss carryforwards and certain recognized built-in losses. As of June 30, 2010, although no formal Section 382 study has been performed, the Company does not appear to have had an ownership change for Section 382 purposes. However, as noted below, it appears that as a result of MTI Micro’s conversion of the Bridge Notes (combined with the Company’s ownership changes) MTI Micro appears to have had an ownership change for Section 382 purposes, which places limitations on the utilization of MTI Micro’s separate company net operating loss carryforwards.

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

As of June 30, 2010, it is estimated that MTI had net operating loss carryforwards of approximately $52.5 million and MTI Micro has net operating loss carryforwards of approximately $14.4 million (with a portion, as noted above, being subject to IRC Section 382 limitation).

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

8. Stockholders’ Equity (Deficit)

Changes in common shares issued and treasury stock outstanding are as follows:

	Year Ended	Six Months Ended
	Dec. 31, 2009	June 30, 2010
Common Shares
Balance, beginning	5,776,750	5,776,750
Balance, ending	5,776,750	5,776,750

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

On January 1, 2009, we adopted a newly issued accounting standard regarding disclosure of derivative instruments. We recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. The fair value of the derivative is recorded in the “Derivative liability” line on the financial statements, and is valued quarterly using the Black-Scholes Option Pricing Model. The significant assumptions used for the valuations are as follows:

	Dec. 31,	June 30,
	2009	2010
Expected life of option (number of days)	730	548
Risk-free interest rate	1.14%	0.61%
Expected volatility of stock	162.7%	184.73%
Expected dividend yield	None	None

The fair value of the warrants at December 31, 2009 and June 30, 2010 was $70 thousand and $52 thousand, respectively. Gains on derivatives are included in “Gain on derivatives” in the Consolidated Statement of Operations. During the six month periods ending June 30, 2009 and 2010 the Company recognized a gain on derivatives of $32 thousand and $18 thousand, respectively.

The Company accounts for derivative instruments and embedded derivative instruments in accordance with Accounting Standards Codification 815, Derivatives and Hedging. The standard requires freestanding contracts that are settled in a company's own stock, including common stock warrants, to be designated as an equity instrument, asset or a liability. A contract designated as an asset or a liability must be carried at fair value, with any changes in fair value recorded in the results of operations. A contract designated as an equity instrument can be included in equity, with no fair value adjustments required. Based on the terms and conditions of the warrants discussed above, the instrument does not qualify to be designated as an equity instrument and is therefore recorded as a derivative liability.

Reservation of Shares

The Company has reserved common shares for future issuance as of June 30, 2010 as follows:

Stock options outstanding	707,716
Stock options available for issuance	317,716
Warrants outstanding	378,472
Number of common shares reserved	1,403,904

On September 19, 2009, the Company amended its 2006 Equity Incentive Plan to increase the shares authorized for issuance by 350,000 shares.

Loss per Share

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations for the three and six months ended June 30:

(Dollars in thousands, except shares)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Numerator:
Net loss	$(444)	$(437)	$(1,688)	$(1,671)

Denominator:
Basic EPS:
Common shares outstanding, beginning of period	4,771,658	4,771,658	4,771,658	4,771,658
Less Weighted average non-vested restricted stock	—	—	—	—
Denominator for basic earnings per common shares –
Weighted average common shares	4,771,658	4,771,658	4,771,658	4,771,658

Diluted EPS:
Common shares outstanding, beginning of period	4,771,658	4,771,658	4,771,658	4,771,658
Less weighted average non-vested restricted stock due to anti-
dilutive effect	—	—	—	—
Denominator for diluted earnings per common shares –
Weighted average common shares	4,771,658	4,771,658	4,771,658	4,771,658

Not included in the computation of earnings per share, assuming dilution for the three and six months ended June, 2009, were options to purchase 702,864 shares of the Company’s common stock, warrants to purchase 378,472 shares of the Company’s common stock, and options to purchase 22,668 shares of MTI Micro’s common stock. These potentially dilutive items were excluded because the Company incurred a loss for this period and their inclusion would be anti-dilutive.

Not included in the computation of earnings per share, assuming dilution for the three and six months ended June 30, 2010, were options to purchase 707,716 shares of the Company’s common stock, warrants to purchase 378,472 shares of the Company’s common stock, and options to purchase 27,520,001 shares of MTI Micro’s common stock. These potentially dilutive items were excluded because the Company incurred a loss for this period and their inclusion would be anti-dilutive.

9. Issuance of Stock, Warrants and Stock Options by Subsidiary

Common Stock Issued – MTI Micro

MTI Micro was formed on March 26, 2001, and as of June 30, 2010, the Company owned approximately 55.36% of MTI Micro’s outstanding common stock. On January 11, 2010, MTI Micro entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with Counter Point Ventures Fund II, L.P. (“Counter Point”). Counter Point is managed by Dr. Walter L. Robb, a member of the Board of Directors of the Company and MTI Micro, and is a current stockholder of MTI Micro. Dr. Robb and Counter Point beneficially held approximately 29.5% of the fully-diluted common stock of MTI Micro of December 31, 2009, and as of June 30, 2010 hold an aggregate of approximately 36.3% of the fully-diluted common stock of MTI Micro.

Pursuant to the Purchase Agreement, MTI Micro may issue and sell to Counter Point up to 28,571,429 shares of common stock, par value $0.01 per share (the “Micro Common Stock”), at a purchase price per share of $0.070, over a period of twelve (12) months, and warrants (“Warrants”) to purchase shares of Micro Common Stock equal to 20% of the shares of Micro Common Stock purchased under the Purchase Agreement at an exercise price of $0.070 per share. The sale and issuance of the Micro Common Stock and Warrants shall occur over multiple closings (each, a “Closing”) occurring over two (2) one month closing periods and five (5) two-month closing periods (each, a “Closing Period”). Four Closings occurred through June 30, 2010, with MTI Micro raising $990 thousand from the sale of 14,142,857 shares of Micro Common Stock and Warrants to purchase 2,828,571 shares of Micro Common Stock to Counter Point. One Closing occurred on July 19, 2010, with MTI Micro raising an additional $220 thousand from the sale of 3,142,857 shares of Micro Common Stock and Warrants to purchase 628,571 shares of Micro Common Stock to Counter Point. Subsequent Closings may occur thereafter at MTI Micro’s sole discretion during the Closing Periods upon delivery of written notice by MTI Micro to Counter Point of its desire to consummate a Closing, and Counter Point’s acceptance of such offer under the Purchase Agreement on the terms agreed upon with MTI Micro. In the event the terms and conditions of the Purchase Agreement no longer reflect current market conditions or otherwise, either party may elect not to participate in a Subsequent Closing(s) or the parties may amend the Purchase Agreement on mutually agreeable terms with respect to such Subsequent Closing(s). If MTI Micro was to issue and sell the remainder of the 28,571,429 shares under the Purchase Agreement, and the remainder of the 5,714,286 warrants under the Purchase Agreement were exercised, as well as all warrants currently outstanding as detailed below, the Company would continue to hold an aggregate of 55.8% of the fully-diluted capital stock of MTI Micro. Further dilution to the Company’s ownership percentage could occur if and when MTI Micro Stock Options are exercised.

The following table represents all MTI Micro common stock shares issued.

		MTI		Non Controlling Interest
	Average		Ownership		Ownership
	Price	Shares	%	Shares	%	Total Shares
Balance at 12/31/2007		46,030,453	96.3	1,750,345	3.7	47,780,798

Stock issued for MTI Options to MFC Employees	$0.45	31,469				31,469

Transfer of Plug Power securities to MFC	$0.35	7,319,181				7,319,181

Conversion of Loan Receivable	$0.24	10,416,667				10,416,667

Balance at 12/31/08		63,797,770	97.3	1,750,345	2.7	65,548,115

Stock issued for MTI Options to MFC Employees	$0.14	10,501				10,501

Conversion of Bridge Loan	$0.07	11,241,666		44,622,759		55,864,425

Balance at 12/31/09		75,049,937	61.8	46,373,104	38.2	121,423,041

Common Stock issued under Purchase Agreement	$0.07			14,142,857		14,142,857

Balance at 06/30/10		75,049,937	55.36	60,515,961	44.64	135,565,898

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

On January 11, February 11, March 4, and May 12, 2010, MTI Micro issued warrants to Counter Point to purchase 471,429, 471,429, 942,857 and 942,857 shares, respectively, of MTI Micro Stock at an exercise price of $0.07 per share, under the Purchase Agreement. The warrants become exercisable on the date of issuance and will expire on the earlier of (a) the five (5) year anniversary of the Date of Issuance of the Warrant; (b) immediately prior to a Change of Control; or (c) the closing of a firm commitment underwritten public offering pursuant to a registration statement under the Securities Act. The warrants were accounted for as equity.

Stock Based Compensation

On February 10, 2010, MTI Micro granted 28,296,800 options to its employees from the 2009 Micro Stock Option Plan. The options vest 50% on the grant date and 50% ratably on a quarterly basis over the next three years. The fair value of these stock options granted was estimated at the date of grant using a Black-Scholes Option Pricing model consistent with the accounting standards.

The key inputs and assumptions used to estimate the fair value of these stock options were as follows:

Option term	5 years
Volatility	115%
Risk-free interest rate	2.39%
Dividend yield	0%
Fair value per option granted	$0.07

The amount of expense recognized for this grant was $892 thousand for the six month period ending June 30, 2010. Share-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, therefore, awards are reduced for estimated forfeitures. The accounting standard requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has assumed a forfeiture rate of 5% for this grant.

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

The following is a summary of the Company’s fair value instruments categorized by their associated fair value input level:

(Dollars in thousands)
				Balance at
Balance Sheet Classification	Level 1	Level 2	Level 3	June 30, 2010
Financial Liabilities:
Derivative liability	$—	$—	$52	$52
Total fair value of liabilities	$—	$—	$52	$52

The following is a rollforward of Level 3 fair value instruments for the twelve months ended December 31, 2009:

(Dollars in thousands)
		Total (Gains) /
	Beginning	Losses	Purchases,	Ending
	Balance as of	Realized and	Issuances, Sales	Balance as of
Instrument	Jan. 1, 2009	Unrealized	and Settlements	Dec. 31, 2009
Derivative liability	$41	$29	$—	$70
Total Level 3 instruments	$41	$29	$—	$70

The following is a rollforward of Level 3 fair value instruments for the six months ended June 30, 2010:

(Dollars in thousands)
		Total (Gains) /
	Beginning	Losses	Purchases,	Ending
	Balance as of	Realized and	Issuances, Sales	Balance as of
Instrument	Jan. 1, 2010	Unrealized	and Settlements	June 30, 2010
Derivative liability	$70	$(18)	$—	$52
Total Level 3 instruments	$70	$(18)	$—	$52

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

(Dollars in thousands)		Test and			Condensed
		Measurement		Reconciling	Consolidated
	New Energy	Instrumentation	Other	Items	Totals
Three months ended June 30, 2009
Product revenue	$—	$1,310	$—	$—	$1,310
Funded research and development revenue	1,059	—	—	—	1,059
Research and product development expenses	1, 145	251	—	—	1,396
Selling, general and administrative expenses	(7)	386	375	—	754
Segment loss from operations before income taxes
and noncontrolling interest	(141)	(18)	(293)	—	(452)
Segment (loss) profit	(141)	(18)	(288)	3	(444)
Total assets	2,189	2,204	1,355	(755)	4,993
Depreciation and amortization	125	26	12	—	163

Three months ended June 30, 2010
Product revenue	$—	1,627	—	—	1,627
Funded research and development revenue	418	—	—	—	418
Research and product development expenses	931	241	—	—	1,172
Selling, general and administrative expenses	66	506	278	—	850
Segment (loss) / profit from operations before
income taxes and noncontrolling interest	(590)	48	(158)	—	(700)
Segment (loss) profit	(590)	48	(158)	263	(437)
Total assets	824	1,677	865	—	3,366
Capital expenditures	—	13	—	—	13
Depreciation and amortization	100	22	4	—	126

Six months ended June 30, 2009
Product revenue	$—	$2,859	$—	$—	$2,859
Funded research and development revenue	1,059	—	—	—	1,059
Research and product development expenses	2,322	536	—	—	2,858
Selling, general and administrative expenses	83	870	692	—	1,645
Segment (loss) / profit from operations before
income taxes and noncontrolling interest	(1,439)	(25)	(461)	—	(1,925)
Segment (loss) profit	(1,439)	(25)	(262)	38	(1,688)
Total assets	2,189	2,204	1,355	(755)	4,993
Depreciation and amortization	259	54	25	—	338

Six months ended June 30, 2010
Product revenue	$—	2,895	—	—	2,895
Funded research and development revenue	774	—	—	—	774
Research and product development expenses	1,798	504	—	—	2,302
Selling, general and administrative expenses	1,173	978	555	—	2,706
Segment (loss) / profit from operations before
income taxes and noncontrolling interest	(2,226)	(86)	(308)	—	(2,620)
Segment (loss) profit	(2,226)	(86)	(308)	949	(1,671)
Total assets	824	1,677	865	—	3,366
Capital expenditures	—	26	—	—	26
Depreciation and amortization	204	45	8	—	257

The following table presents the details of “Other” segment (loss) profit:

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2010	2009	2010
Corporate and other (expenses) income:
Depreciation and amortization	$(12)	$(3)	$(25)	$(8)
Interest income	18	—	36	—
Gain on derivatives	14	16	32	18
Income tax (expense) benefit	5	—	199	—
Other expense, net	(313)	(171)	(504)	(318)
Total income (expense)	$(288)	$(158)	$(262)	$(308)

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

The Company’s future minimum rental payments required under non-cancelable operating leases are (dollars in thousands): $250 remaining in 2010, $306 in 2011 and $273 in 2012 and $283 in 2013 and $270 for 2014 and thereafter.

Warranties

Below is a reconciliation of changes in product warranty liabilities:

(Dollars in thousands)	Six Months Ended
	June 30,
	2009	2010
Balance, January 1	$31	$21
Accruals for warranties issued	14	14
Settlements made (in cash or in kind)	(6)	(7)
Balance, end of period	$39	$28

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

Under the 2010 NYSERDA contract, MTI Micro agreed to pay NYSERDA a royalty of 5.0% of the sales price of any product sold incorporating IP developed pursuant to the NYSERDA contract. The obligation commences on the first date of the first sale of these products and is in place for fifteen years. Total royalties are subject to a cap equal to three times the total contract funds paid by NYSERDA to MTI Micro. However, if the product is manufactured by a New York State manufacturer, this royalty is reduced to 1.5% and total royalties are subject to a cap equal to one times the total contract funds paid by NYSERDA to MTI Micro.

Employment Agreements

The Company has employment agreements with certain employees that provide severance payments, certain other payments, accelerated vesting and exercise extension periods of certain options upon termination of employment under certain circumstances, as defined in the applicable agreements. As of June 30, 2010, the Company’s potential minimum cash obligation to these employees was approximately $696 thousand.

As of June 30, 2010, MTI and their subsidiaries had an accrual on their books for the bonus payment to Peng Lim, as outlined in the companies’ proxy previously filed, of $175 thousand; MTI Micro had an accrual for $9 thousand for the bonus due James Prueitt. Both of these bonuses will be paid in the third quarter of 2010.

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

Our Mobion technology is protected by a patent portfolio that includes 56 patents and 61 active U.S. patent applications covering five key technologies and manufacturing areas, one of which is the process that eliminates the need for active water recirculation pumps or the inclusion of water as a fuel dilutant. The water required for the electrochemical process is transferred internally within the Mobion Chip from the site of water generation on the air-side of the cell. This internal flow of water takes place without the need for any pumps, complicated re-circulation loops or other micro-plumbing tools.

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

Several key indicators of our liquidity are summarized in the following table:

	Six Months Ended
(Dollars in thousands)	June 30,
	2009	2010
Cash and cash equivalents	$407	$811
Working capital (deficit)	(1,079)	846
Net loss attributed to MTI	(1,688)	(1,671)
Net cash used in operating activities	(2,300)	(938)
Purchase of property, plant and equipment	—	26

From inception through June 30, 2010, we have incurred an accumulated deficit of $122 million, and we expect to incur losses for the foreseeable future as we continue micro fuel cell product development and commercialization programs. We expect that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, our operating results, the availability of equity financing, and the ability to attract government funding resources to offset research and development costs.

At present, the Company does not expect to continue to fund over the long-term MTI Micro’s development and commercialization of its portable power source products. MTI Micro had cash and cash equivalents as of June 30, 2010 of $136 thousand.

On January 11, 2010, MTI Micro entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with Counter Point Ventures Fund II, L.P. (“Counter Point”). Counter Point is managed by Dr. Walter L. Robb, a member of the Board of Directors of the Company and MTI Micro, and is a current stockholder of MTI Micro. Dr. Robb and Counter Point beneficially held approximately 29.5% of the fully-diluted common stock of MTI Micro of December 31, 2009, and as of June 30, 2010 hold an aggregate of approximately 36.3% of the fully-diluted common stock of MTI Micro.

Pursuant to the Purchase Agreement, MTI Micro may issue and sell to Counter Point up to 28,571,429 shares of common stock, par value $0.01 per share (the “Micro Common Stock”), at a purchase price per share of $0.070, over a period of twelve (12) months, and warrants (“Warrants”) to purchase shares of Micro Common Stock equal to 20% of the shares of Micro Common Stock purchased under the Purchase Agreement at an exercise price of $0.070 per share. The sale and issuance of the Micro Common Stock and Warrants shall occur over multiple closings (each, a “Closing”) occurring over two (2) one month closing periods and five (5) two-month closing periods (each, a “Closing Period”). Four Closings have occurred through June 30, 2010, with MTI Micro raising $990,000 from the sale of 14,142,857 shares of Micro Common Stock and Warrants to purchase 2,828,571 shares of Micro Common Stock to Counter Point. Subsequent Closings may occur thereafter at MTI Micro’s sole discretion during the Closing Periods upon delivery of written notice by MTI Micro to Counter Point of its desire to consummate a Closing, and Counter Point’s acceptance of such offer under the Purchase Agreement on the terms agreed upon with MTI Micro. In the event the terms and conditions of the Purchase Agreement no longer reflect current market conditions or otherwise, either party may elect not to participate in a Subsequent Closing(s) or the parties may amend the Purchase Agreement on mutually agreeable terms with respect to such Subsequent Closing(s). If MTI Micro were to issue and sell the remainder of the 28,571,429 shares under the Purchase Agreement, the Company would continue to hold an aggregate of 50.4% of the outstanding capital stock of MTI Micro, or 55.8% of the fully-diluted capital stock of MTI Micro.

Subsequent to June 30, 2010, MTI Micro has drawn down an additional $220 thousand under the Purchase Agreement with an additional $790 thousand of available borrowing capacity through the Purchase Agreement. However, the funds available through the Purchase Agreement are only available to us at increments of $330 thousand bi-monthly. Our next available draw down is $110 thousand in August 2010. In addition, subsequent to June 30, 2010, MTI Micro received $160 thousand from the DOE for billings relative to work performed through June 30, 2010, and has an additional $176 under the extension as work is performed. MTI Micro was also awarded a grant from NYSERDA for $296 thousand on July 28, 2010, for which billings have not commenced. MTI Micro will be required to raise additional funds through issuance of its equity or debt, government funding and/or explore other strategic alternatives including but not limited to the sale of assets and/or the company. If MTI Micro is unable to raise additional financing, it may be required to discontinue or severely reduce its business operations.

As part of a cash conservation program at MTI Micro, all MTI Micro employee salaries were reduced by 20% starting April 12, 2010, Peng Lim, the CEO of MTI Micro, voluntarily reduced the portion of his monthly salary that is allocated to MTI Micro from $9,722.22 to $2,430.56, and in an effort to focus on commercialization, MTI Micro further streamlined its organization. These reductions will continue until such time as MTI Micro secures additional financing. There is no assurance that funds raised in any such a financing will be sufficient, that the financing will be available on terms favorable to us or to existing stockholders and at such times as required, or that we will be able to obtain the additional financing required for the continued operation and growth of our business. During the twenty one months ended June 30, 2010, MTI Micro has raised $3.8 million in external debt and equity financing. If MTI Micro raises additional funds by issuing equity securities, MTI Micro’s stockholders will experience further dilution. Additional debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity financing may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets or delay, reduce the scope of or eliminate some or all of our research and development programs, or discontinue our portable power source business. Without other resources, management currently believes it will have adequate funds through the end of 2010.

Management currently believes that MTI Instruments will continue to generate positive cash flow and would be able to fund its current operations. However, no assurances can be provided on this subsidiary’s or our ability to continue as a going concern given the level of uncertainty involved with the parent company’s operations.

Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2010 Compared to the Three and Six Months Ended June 30, 2009.

Product Revenue. Product revenue in our test and measurement instrumentation business for the three months ended June 30, 2010 increased in comparison to the same period in 2009 by $317 thousand, or 24.2%, to $1.63 million. This increase in revenue was attributed to an overall increase in US Air Force activity under existing multi-year contracts (see table below). For the second quarter of 2010, the US Air Force was the top customer for the segment; accounting for $588 thousand, or 36.1%, of the quarterly revenue, as compared to $255 thousand, or 19.5%, of the second quarter revenue in 2009. The segment’s top commercial customer for the second quarter of 2010 accounted for $155 thousand, or 9.5%, of the quarterly revenue, as compared to the top commercial customer last year accounting for $176 thousand, or 13.4%, of the second quarter revenue in 2009.

Product revenue in our test and measurement instrumentation business for the six months ended June 30, 2010 rose by $36 thousand, or 1.3%, in comparison to the same period in 2009, remaining at $2.9 million. For the six months ended June 30, 2010, the US Air Force was the top customer for the segment; accounting for $603 thousand, or 20.8%, of the year-to-date revenue, as compared to $606 thousand, or 21.2%, of the year-to-date revenue on June 30, 2009. The segment’s top commercial customer for the six months ended June 30, 2010 accounted for $237 thousand, or 8.2%, of the year-to-date revenue, as compared to the top commercial customer last year accounting for $348 thousand, or 12.2%, of the year-to-date revenue on June 30, 2009.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands)
						Total Contract
			Revenues for the		Revenue	Orders Received
			Three Months Ended June 30,		Contract to Date	to Date
Contract (1)	Expiration		2009	2010	June 30, 2010	June 30, 2010
$2.3 million Air Force New PBS-4100
Systems	07/28/2010	(2)	$171	$—	$2,109	$2,109
$8.8 million Air Force Retrofit and
Maintenance of PBS-4100
Systems	06/19/2008	(3)	$—	$—	$8,009	$8,009
$6.5 million Air Force Retrofit and
Maintenance of PBS-4100
Systems	09/27/2014	(4)	$—	$583	$1,026	$1,147

(Dollars in thousands)
						Total Contract
			Revenues for the		Revenue	Orders Received
			Six Months Ended June 30,		Contract to Date	to Date
Contract (1)	Expiration		2009	2010	June 30, 2010	June 30, 2010
$2.3 million Air Force New PBS-4100
Systems	07/28/2010	(2)	$456	$—	$2,109	$2,109
$8.8 million Air Force Retrofit and
Maintenance of PBS-4100
Systems	06/19/2008	(3)	$50	$—	$8,009	$8,009
$6.5 million Air Force Retrofit and
Maintenance of PBS-4100
Systems	09/27/2014	(4)	$—	$587	$1,026	$1,147
____________________

(1)	Contract values represent maximum potential values and may not be representative of actual results.
(2)	Date represents expiration of contract, including all three potential option extensions.
(3)	The contract expiration date has passed, however, one delivery order remains open under the contract.
(4)	Date represents expiration of contract, including all four potential option extensions.

Funded Research and Development Revenue. Funded research and development revenue in our new energy business for the three months ended June 30, 2010 decreased in comparison to the same period in 2009 by $641 thousand. The DOE contract was not approved until May 2009, and MTI Micro was able to retroactively bill in the second quarter for the first quarter’s work that was performed. Thus, the revenue for 2009 of $1.1 million represents six months of billings, while the revenue for the three months of 2010 represents three months of billings. The revenue related to the three months ended June 30, 2009 was $542 thousand, and when compared to the three month period ended June 30, 2010, revenue decreased by $124 thousand or 22.8%. This is a result of the majority of work under the DOE contract being performed in 2009.

Funded research and development revenue in our new energy business for the six months ended June 30, 2010 decreased in comparison to the same period in 2009 by $285 thousand, or 26.9%, to $774 thousand. The decrease in revenue was primarily the result of the majority of work under the DOE contract being completed in 2009.

Information regarding our contract included in funded research and development revenue is as follows:

(Dollars in thousands)
		Revenue		Revenue		Revenue
		Six Months		Six Months		Contract to
		Ended	% of 2009	Ended	% of 2010	Date
Contract	Expiration (1)	June 30, 2009	Total	June 30, 2010	Total	June 30, 2010
$2.99 million DOE (2)	12/31/10	$1,059	100%	$774	100%	$2,818
____________________

(1)	Dates represent expiration of contract, not date of final billing.
(2)	The DOE contract is a cost share contract.

Cost of Product Revenue. Cost of product revenue in our test and measurement instrumentation business for the three months ended June 30, 2010 increased in comparison to the same period in 2009 by $98 thousand, or 15.6%, to $726 thousand. The increase corresponded to the 24.4% rise in product revenue for the quarter. Gross profit, as a percentage of product revenue, increased to 55%, compared to 52% for the same period in 2009 due to a $25 thousand expense for potentially obsolete and slow-moving inventory recorded in 2009 that did not recur in 2010.

Cost of product revenue in our test and measurement instrumentation business for the six months ended June 30, 2010 decreased in comparison to the same period in 2009 by $23 thousand, or 1.8%, remaining at $1.3 million. The cost of product revenue decreased, even though revenue slightly increased, due to a $50 thousand expense for potentially obsolete and slow-moving inventory recorded in 2009 that did not recur in 2010. Gross profit, as a percentage of product revenue, increased one point to 56% for the six months ended June 30, 2010.

Funded Research and Product Development Expenses. Funded research and product development expenses in our new energy business decreased by $261 thousand or 24% for the three months ended June 30, 2010 in comparison to the same period in 2009. This is a result of the majority of the work being performed in 2009 for the DOE contract, as discussed in Funded research and development revenue above.

The DOE contract was approved during the second quarter 2009 and therefore six months of revenue was recorded for the three month and six month periods ending June 30, 2009, as outlined above under Funded Research and Development Revenue. Upon approval from the government, to bill retrospectively back to January 8, 2009, MTI applied the approved government rates to expenses incurred for the full six month period, reclassifying expenses from unfunded research and development and selling, general and administrative to funded research and development in accordance with the DOE contract. This reclassification is reflected in the financials presented for the six months ended June 30, 2009.

Funded research and product development expenses in our new energy business decreased by $525 thousand, or 24.7%, to $1.6 million for the six months ended June 30, 2010 in comparison to the same period in 2009. This change was the result of the majority of the work under the DOE contract being completed in 2009, as mentioned above in Funded Research and Development Revenue.

Unfunded Research and Product Development Expenses. Unfunded research and product development expenses increased by $37 thousand to $345 thousand for the three months ended June 30, 2010 from $308 thousand for the three months ended June 30, 2009. This increase is directly related to the reduction of billings to the DOE.

Unfunded research and product development expenses decreased by $31 thousand, or 4.2%, to $705 thousand for the six months ended June 30, 2010 from $736 thousand for the six months ended June 30, 2009. This decrease is attributable to cost reductions instituted by management in the second quarter due to decreases in funding.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $96 thousand, or 12.7% to $850 thousand for the three months ended June 30, 2010 from $754 thousand for the three months ended June 30, 2009. This increase was primarily the result of the recognition of stock option expense in relation to options granted to MTI Micro employees, and additional staffing in the test and measurement sales and business development departments.

Selling, general and administrative expenses increased by $1.1 million, or 64.5%, to $2.7 million for the six months ended June 30, 2010 from $1.6 million for the six months ended June 30, 2009. This increase was primarily the result of the recognition of stock option expenses related to the issuance of MTI Micro stock options in the first quarter of approximately $892 thousand to date, and additional staffing in the test and measurement segment’s sales and business development departments.

Operating Loss. Operating loss increased by $294 thousand, or 71.88%, to $703 thousand through the three months ended June 30, 2010 compared with the three months ended June 30, 2009 loss of $409 thousand as a result of the factors noted above.

Operating loss increased by $731 thousand, or 38.9%, to $2.61 million for the six months ended June 30, 2010 compared with the six months ended June 30, 2009 as a result of the factors noted above.

Gain on Derivatives. Our gain on derivatives related to the freestanding warrants issued in conjunction with our December 2006 capital raise increased by $2 thousand, or 14.3%, to $16 thousand for the three months ended June 30, 2010 compared with $14 thousand for the three months ended June 30, 2009. The increase in derivative gain was attributable to valuation changes of the underlying warrants using the Black-Scholes pricing model.

Our gain on derivative treatment of the freestanding warrants issued in conjunction with our December 2006 capital raise decreased by $14 thousand, or 43.8%, to $18 thousand for the six months ended June 30, 2010 compared with $32 thousand for the six months ended June 30, 2009. The decrease in derivative income was attributable to valuation changes of the underlying warrants using the Black-Scholes pricing model.

Income Tax (Expense) Benefit. Our effective income tax rate for the three months ended June 30, 2010 was 0.0% and our income tax rate for the three months ended June 30, 2009 was 1.11%. These tax rates were primarily the result of losses generated by operations, changes in the valuation allowance, and permanent differences for derivative valuations.

Our income tax rate for the six months ended June 30, 2010 was 0.00% and our income tax rate for the six months ended June 30, 2009 was 10.34%. These tax rates were primarily the result of losses generated by operations, changes in the valuation allowance, state true-ups, and permanent deductible differences for derivative. Additionally, the June 30, 2009 tax rate was impacted by the reversal of the uncertain tax position for the NYS settlement.

The valuation allowance against our deferred tax assets at June 30, 2010 was $27.4 million and at December 31, 2009 was $26.4 million. We determined that it was more likely than not that ultimate recognition of certain deferred tax assets would not be realized.

Capital Resources

Our working capital was $846 thousand at June 30, 2010, comparable to $1.2 million at December 31, 2009.

At June 30, 2010, our order backlog was $1,121 thousand compared to $419 thousand at December 31, 2009.

Our inventory turnover ratios and accounts receivable days sales outstanding for the trailing twelve month periods and their changes at June 30, 2009 and 2010 are as follows:

	2009	2010	Change
Inventory turnover	1.6	2.7	1.1
Average accounts receivable days sales outstanding	40	41	1

The increase in inventory turnover is attributed to a 41% decrease in average inventory balances on a comparable sales volume.

The average accounts receivable days sales outstanding for the last twelve months compared to the previous twelve months, only increasing by one day.

Net cash used by operating activities was $938 thousand for the six months ended June 30, 2010 compared with $2.3 million in 2009. This cash use decrease of $1.3 million is primarily attributed to a large increase in the accounts receivable balance from 2008 to 2009 of $1.2 million, compared to a reduction of accounts receivable from 2009 to 2010 of $201 thousand.

There were $26 thousand in capital expenditures during the six months ended June 30, 2010, with no capital expenditures in the same period for 2009. There were no outstanding commitments for capital expenditures as of June 30, 2010. We expect to finance any potential future expenditures with current cash and cash equivalents as appropriate and to the extent available.

Off-Balance Sheet Arrangements

There were no off balance sheet arrangements.

Contractual Payment Obligations

We have entered into various agreements that result in contractual payment obligations in future years. These contracts include financing arrangements for current manufacturing, laboratory and office facility lease agreements. The following table summarizes cash payments that we are committed to make under the existing terms of contracts to which we are a party as of June 30, 2010. This table does not include contingencies.

	Less			More
Contractual Payment Obligations	Than 1	1-3	3-5	Than 5
(in thousands)	Year	Years	Years	Years	Total
Operating Leases / Total Contractual Payment Obligations	$250	$862	$270	$—	$1,382

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2009 includes a summary of our most significant accounting policies. There have been no material changes to the critical accounting policies previously disclosed in our 2009 Annual Report on Form 10-K. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, income taxes, stock-based compensation and derivatives. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Periodically, we review our critical accounting estimates with the Audit Committee of our Board of Directors.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our acting chief financial officer evaluated the effectiveness of MTI’s disclosure controls and procedures as of June 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the valuation of our disclosure controls and procedures as of June 30, 2010, our chief executive officer and acting chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred recurring net losses, including net losses of $1.7 million for the six months ended June 30, 2009 and the six months ended June 30, 2010. As a result of ongoing operating losses, we had an accumulated deficit of $122 million as of June 30, 2010. Subject to cash availability, we expect to continue to make significant expenditures and incur substantial expenses as we develop and commercialize our proposed portable power source products; develop our manufacturing, sales, and distribution networks; implement internal systems and infrastructure; and hire additional personnel. As a result, we expect to continue to incur significant losses as we execute our plan to commercialize our portable power source business and may never achieve or maintain profitability. We will be unable to satisfy our current obligations solely from cash generated from operations or become profitable until we successfully commercialize our portable power source business. If we continue to incur substantial losses and are unable to secure additional financing, we could be forced to discontinue or curtail our business operations; sell assets at unfavorable prices; or merge, consolidate, or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

At present, the Company does not expect to continue to fund MTI Micro on a long-term basis. Based on the Company’s projected cash requirements for operations and capital expenditures and its current cash and cash equivalents of $811 thousand at June 30, 2010, management believes it will have adequate resources to fund its current operations, excluding MTI Micro operations, but there can be no assurance. Since the company will no longer fund MTI Micro on a long-term basis, the subsidiary has sought other sources of funding, but there is no assurance that such funding will be available on acceptable terms, if at all.

We currently do not have sufficient funds to commercialize MTI Micro’s portable power source products.

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
There is no guarantee that resources will be available to MTI Micro on terms acceptable to it, or at all, or that such resources will be received in a timely manner, if at all, or that MTI Micro will be able to reduce its expenditure run-rate without materially and adversely affecting its business. MTI Micro had cash and cash equivalents as of June 30, 2010 of $136 thousand. Subsequent to June 30, 2010, MTI Micro has drawn down an additional $220 thousand under the Purchase Agreement with an additional $790 thousand of available borrowing capacity through the Agreement. However, the funds available through the Agreement are only available to us at increments of $330 thousand bi-monthly. Our next available draw down is $110 thousand in August 2010. Subsequent to June 30, 2010, MTI Micro received $160 thousand from the DOE for billings relative to work performed through June 30, 2010, and has an additional $176 thousand under the extension as work is performed. In addition, on July 28, 2010, MTI was awarded a cost share funding grant of $296 thousand from the New York State Energy Research and Development Authority (NYSERDA). No funds have been received to date for this grant.

In order to conserve cash and extend operations while we pursue any additional necessary financing, we made reductions to operating expenses in the first quarter of 2010 which have continued through the second quarter. There is no assurance that funds raised in any such a financing will be sufficient, that the financing will be available on terms favorable to us or to existing stockholders and at such times as required, or that we will be able to obtain the additional financing required for the continued operation and growth of our business. During the last twenty one months, MTI Micro has raised $3.8 million in external debt and equity financing. If we raise additional funds by issuing equity securities, MTI Micro’s stockholders will experience further dilution. Additional debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity financing may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets or delay, reduce the scope of or eliminate some or all of our research and development programs, or discontinue our portable power source business. Management currently believes it will have adequate resources to fund its MTI Micro operations through the end of 2010; however, there can be no assurance that MTI Micro will not require funding before then to continue operations.

Our ownership position in MTI Micro may be reduced as a result of external financing for MTI Micro's operations, which could limit our ability to control the operations.

As of June 30, 2010, we owned approximately 55.36% or 61.25% on a fully-diluted basis. On January 11, 2010, MTI Micro entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with Counter Point Ventures Fund II, L.P. (“Counter Point”). Pursuant to the Purchase Agreement, MTI Micro may issue and sell to Counter Point up to 28,571,429 shares of common stock of Micro at a purchase price per share of $0.070, over a period of twelve months, and warrants (“Warrants”) to purchase shares of Micro Common Stock equal to 20% of the shares of Micro Common Stock purchased under the Purchase Agreement at an exercise price of $0.070 per share. If MTI Micro was to issue and sell all of the 28,571,429 shares under the Purchase Agreement, the remainder of the 5,714,286 warrants under the Purchase Agreement were exercised, as well as all warrants currently outstanding were exercised, the Company would continue to hold an aggregate of 50.4% of the outstanding capital stock of MTI Micro, or 55.8% of the fully-diluted capital stock of MTI Micro.

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

As of June 30, 2010, we had approximately $66.9 million of net operating loss, or NOL, carryforwards. As a result of the conversion of the Bridge Notes, MTI no longer maintains an 80% or greater ownership of MTI Micro. Thus MTI Micro will no longer be included in the MTI and subsidiaries consolidated federal and combined New York State tax returns, effective December 9, 2009. A reattribution of a portion of MTI Micro’s NOLs is expected with the filing of the 2009 tax returns, which will reduce MTI Micro’s NOLs as of the date of the Bridge Conversion to approximately $13 million, and MTI’s balance will be approximately $52 million. Also as a result of the conversion of the Bridge Note, MTI Micro may have experienced a Section 382 ownership change, which would further reduce their NOLs by an estimated $6.7 million. Our ability to utilize both the MTI and MTI Micro NOL carryforwards, including any future NOL carryforwards that may arise, may be limited by Section 382 of the Internal Revenue Code of 1986, as amended, if we or MTI Micro undergo any further “ownership changes” as a result of subsequent changes in the ownership of our outstanding common stock pursuant to the exercise of the warrants, the conversion of the MTI Micro’s bridge notes, or otherwise. A corporation generally undergoes an “ownership change” when the ownership of its stock, by value, changes by more than 50 percentage points over any three-year testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL carryforwards and certain recognized built-in losses. As of June 30, 2010, it is estimated that MTI has NOL carryforwards of approximately $52.5 million and MTI Micro has NOL carryforwards of approximately $14.4 million, with a portion, as noted above, being subject to IRC Section 382 limitations.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
10.168	Seventh Amendment to Lease Agreement between Kingfisher LLC and Mechanical Technology, Incorporated

31.1	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Peng K. Lim

31.2	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Frederick W. Jones

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Peng K. Lim

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Frederick W. Jones

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mechanical Technology, Incorporated

Date: August 13, 2010	By:	/S/ PENG K. LIM
Peng K. Lim
Chief Executive Officer

	By:	/S/ FREDERICK W. JONES
Frederick W. Jones
Acting Chief Financial Officer