Form 10-Q
period 2010-09-30
MECHANICAL TECHNOLOGY INC
filed 2010-11-15
CIK 64463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2010
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

The number of shares of common stock, par value of $0.01 per share, outstanding as of November 12, 2010 was 4,771,658.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Mechanical Technology, Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets as of December 31, 2009 and September 30, 2010 (Unaudited)

(Dollars in thousands)	December 31,	September 30,
	2009	2010
Assets
Current Assets:
Cash and cash equivalents	$785	$574
Accounts receivable, less allowance for doubtful accounts ($92 in 2009 and $0 in 2010)	1,142	1,017
Inventories, net	789	890
Prepaid expenses and other current assets	166	274
Total Current Assets	2,882	2,755
Property, plant and equipment, net:	859	519
Total Assets	$3,741	$3,274

Liabilities and Stockholder’s Equity (Deficit)
Current Liabilities:
Accounts payable	$323	$410
Accrued liabilities	1,290	1,184
Deferred revenue	16	18
Income taxes payable	20	20
Total Current Liabilities	1,649	1,632
Long-Term Liabilities:
Derivative liability	70	56
Total Long-Term-Liabilities	70	56
Total Liabilities	1,719	1,688
Stockholders’ Equity (Deficit):
Common stock, par value $0.01 per share, authorized 75,000,000; 5,776,750 issued in
both 2009 and 2010	58	58
Paid-in-capital	133,286	134,629
Accumulated deficit	(120,724)	(122,761)
Common stock in treasury, at cost, 1,005,092 shares in both 2009 and 2010	(13,754)	(13,754)
Total MTI stockholders’ deficit	(1,134)	(1,828)
Noncontrolling interest	3,156	3,414
Total Equity	2,022	1,586
Total Liabilities and Stockholders’ Equity	$3,741	$3,274

The accompanying notes are an integral part of the condensed consolidated financial statements.

Mechanical Technology, Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2009 and 2010

(Dollars in thousands, except per share)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Product revenue	$1,439	$1,646	$4,298	$4,541
Funded research and development revenue	526	334	1,584	1,109
Total revenue	1,965	1,980	5,882	5,650
Operating costs and expenses:
Cost of product revenue	584	662	1,877	1,933
Research and product development expenses:
Funded research and product development	1,054	537	3,176	2,134
Unfunded research and product development	292	292	1,028	998
Total research and product development expenses	1,346	829	4,204	3,132
Selling, general and administrative expenses	698	1,169	2,343	3,874
Operating loss	(663)	(680)	(2,542)	(3,289)
Interest expense	(69)	—	(171)	—
(Gain) Loss on derivatives	(150)	(4)	(118)	14
Other (expense) income, net	(20)	(21)	4	(50)
Loss before income taxes and non-controlling interest	(902)	(705)	(2,827)	(3,325)
Income tax benefit	—	—	199	—
Net loss, net of tax	(902)	(705)	(2,628)	(3,325)
Plus: Net loss attributed to noncontrolling interest	18	339	56	1,288
Net loss attributed to MTI	$(884)	$(366)	$(2,572)	$(2,037)

Loss per Share attributed to MTI (Basic and Diluted):
Loss per share attributed to MTI	$(.19)	$(.08)	$(.54)	$(.43)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss (Unaudited)
For the Nine Months Ended September 30, 2009 and 2010

(Dollars in thousands)	Nine Months Ended
	September 30,
	2009	2010
Common Stock
Balance, beginning	$58	$58
Balance, ending	$58	$58

Paid-In Capital
Balance, beginning	$132,781	$133,286
Stock-based compensation	440	1,343
Balance, ending	$133,221	$134,629

Accumulated Deficit
Balance, beginning	$(117,570)	$(120,724)
Net loss	(2,572)	(2,037)
Balance, ending	$(120,142)	$(122,761)

Treasury Stock
Balance, beginning	$(13,754)	$(13,754)
Balance, ending	$(13,754)	$(13,754)

Noncontrolling Interest (NCI)
Balance, beginning	$11	$3,156
Equity contribution	—	1,546
Net loss attributed to NCI	(56)	(1,288)
Balance, ending	$(45)	$3,414

Total Stockholders’ Equity (deficit)
Balance, ending	$(662)	$(1,828)

Total Comprehensive (Loss)
Net loss	$(2,572)	$(2,037)
Other comprehensive (loss)	—	—
Total comprehensive (loss)	$(2,572)	$(2,037)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2009 and 2010

(Dollars in thousands)	Nine Months Ended September 30,
	2009	2010
Operating Activities
Net loss	$(2,628)	$(3,325)
Adjustments to reconcile net loss to net cash used by operating activities:
(Gain) loss on derivatives	118	(14)
Depreciation and amortization	486	371
Stock based compensation	440	1,343
Changes in operating assets and liabilities:
Accounts receivable	(128)	125
Inventories	442	(101)
Prepaid expenses and other current assets	(32)	(108)
Accounts payable	35	87
Income taxes payable	(216)	—
Deferred revenue	2	2
Accrued liabilities – related parties	(314)	—
Accrued liabilities	171	(106)
Net cash used by operating activities	(1,624)	(1,726)

Investing Activities
Purchases of property, plant and equipment	—	(31)
Net cash used by investing activities	—	(31)

Financing Activities
Net borrowings on related party debt	1,210	—
Proceeds from capital raise and warrants issued	—	1,546
Net cash used in financing activities	1,210	1,546
Increase (Decrease) in cash and cash equivalents	(414)	(211)
Cash and cash equivalents - beginning of period	1,662	785
Cash and cash equivalents - end of period	$1,248	$574

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

MTI Micro was incorporated in Delaware on March 26, 2001, and is developing Mobion®, a handheld energy-generating device to replace current lithium-ion and similar rechargeable battery systems in many handheld electronic devices for the military and consumer markets. Mobion® handheld generators are based on direct methanol fuel cell (DFMC) technology, which has been recognized as enabling technology for advanced portable power sources by the scientific community and industry analysts. As the need for advancements in portable power increases, MTI Micro is developing Mobion® as a solution for advancing current and future electronic device power needs and addressing the multi-billion dollar portable electronics market. As of September 30, 2010, the Company owned approximately 52.29% of MTI Micro’s outstanding common stock.

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

2. Liquidity and Going Concern

The Company has incurred significant losses as it continued to fund the direct methanol fuel cell product development and commercialization programs of its majority owned subsidiary, MTI Micro, and had a consolidated accumulated deficit of $123 million and working capital of $1,123 thousand at September 30, 2010. Because of these losses, limited current cash and cash equivalents, negative cash flows and accumulated deficit, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At present, the Company does not expect to continue to fund MTI Micro on a long-term basis. The Company has projected positive cash flows to meet future cash requirements for operations and capital expenditures exclusive of MTI Micro, and has cash and cash equivalents of $574 thousand at September 30, 2010. Management believes that MTI Instruments will continue to generate positive cash flows and be able to fund its current operations. However, no assurance can be provided regarding MTI and MTI Instrument’s ability to continue as a going concern given the level of uncertainty involved with the parent company’s operations.

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

On January 11, 2010, MTI Micro entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with Counter Point. Through September 30, 2010, $1.55 million has been drawn against this Purchase Agreement. See Note 9 for further discussion of this transaction.

On April 16, 2009, MTI Micro was awarded a cost share funding grant of $2.4 million from the United States Department of Energy (DOE) as part of DOE’s $41.9 million in American Recovery and Reinvestment Act funding for fuel cell technology. As of September 30, 2010, the entire grant has been billed and paid by the DOE. On April 30, 2010, MTI Micro was approved for an extension of this grant to December 31, 2010, with additional funds available of $594 thousand under this program, of which $548 thousand has been billed and $46 thousand remains.

On July 28, 2010, MTI Micro was awarded a cost share funding grant of $296 thousand from the New York State Energy Research and Development Authority (NYSERDA). MTI Micro has billed $204 thousand for work performed to date. No funds have been received to date.

On October 26, 2010, MTI Micro was awarded a firm fixed contract from a United States Department of Defense agency for the development of proof of concept fuel cells for technical testing and subsequent demonstration in a capabilities based experiment. The total contract is expected to provide an additional $100 thousand in revenues for MTI Micro in the fourth quarter of 2010.

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
There is no guarantee that resources will be available to MTI Micro on terms acceptable to it, or at all, or that such resources will be received in a timely manner, if at all, or that MTI Micro will be able to reduce its expenditure run-rate further without materially and adversely affecting its business. MTI Micro had cash and cash equivalents as of September 30, 2010 of $142 thousand. Subsequent to September 30, 2010, MTI Micro has drawn down an additional $340 thousand under the Purchase Agreement with an additional $113 thousand of available borrowing capacity through the Purchase Agreement. In addition, subsequent to September 30, 2010, MTI Micro received $35 thousand from the DOE for billings relative to work performed through September 30, 2010, and has an additional $46 thousand under the extension as work is performed. In order to conserve cash and extend operations while we pursue any additional necessary financing, we reduced operating expenses in the first quarter of 2010. Without other resources, management currently believes it will have adequate funds to operate MTI Micro through the end of 2010.

3. Basis of Presentation

In the opinion of management, our Financial Statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the periods presented in accordance with U.S. Generally Accepted Accounting Principles (GAAP) and with the instructions to Form 10-Q in Article 10 of SEC Regulation S-X. These financial statements include the accounts of MTI and its subsidiaries, including MTI Micro. All intercompany transactions and balances have been eliminated in the accompanying financial statements. The results of operations for the interim periods presented are not necessarily indicative of results for the full year.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2009 has been derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2010.

5. Accounts Receivable and Allowance for Doubtful Accounts

Receivable balances consist of the following at:

(Dollars in thousands)		Test and
		Measurement	Consolidated
	New Energy	Instrumentation	Totals
December 31, 2009
U.S. and State Government	$143	$—	$143
Commercial	—	1,091	1,091
Total Accounts Receivable	143	1,091	1,234
Less: Allowance for Doubtful Accounts	—	(92)	(92)
Total	$143	$999	$1,142

September 30, 2010
U.S. and State Government	$239	$53	$292
Commercial	—	725	725
Total Accounts Receivable	239	778	1,017
Less: Allowance for Doubtful Accounts	—	—	—
Total	$239	$778	$1,017

For the nine months ended September 30, 2009 and 2010, a single commercial customer represented 12.5% and 8.5%, respectively, and a U.S. governmental agency represented 16.9% and 18.4%, respectively, of the Company’s instrumentation segment product revenue. As of December 31, 2009 and September 30, 2010, the largest commercial customer represented 0.0% and 12.3%, respectively, and the U.S. governmental agency represented 0.0% and 6.8%, respectively, of the Company’s instrumentation segment accounts receivable.

As of December 31, 2009 and September 30, 2010, 100% and 15% of the accounts receivable of the new energy segment is due from a U.S. governmental agency. As of December 31, 2009 and September 30, 2010, 85% of the accounts receivable is due from a New York State Agency.

6. Inventories, net

Inventories, net consist of the following at:

(Dollars in thousands)	December	September
	31, 2009	30, 2010
Finished goods	$465	$259
Work in process	193	262
Raw materials, net	131	369
	$789	$890

7. Income Taxes

The Company’s effective income tax (expense) rate from operations differed from the federal statutory rate for each of the three and nine months ended September 30 as follows: (Dollars in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Federal statutory tax rate	34.00%	34.00%	34.00%	34.00%
State taxes, net of federal tax effect	5.00	5.97	5.77	6.04
Change in valuation allowance	(33.37)	(39.78)	(38.34)	(40.18)
Minimum State Income Tax YTD – Estimated	—	—	.12	—
Reversal of Uncertain Tax Position for NYS Settlement	—	—	6.86	—
Permanent tax difference on derivative valuation	(5.65)	(.19)	(1.42)	.14
Other, net	.02	—	.05	—
Tax rate	0.00%	0.00%	7.04%	0.00%

Income tax (expense) benefit for the three and nine months ended September 30 consists of the following:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Operations before noncontrolling interest
Federal	$—	$—	$—	$—
State	—	—	199	—
Total	$—	$—	$199	$—

The valuation allowance at December 31, 2009 and September 30, 2010 was $26.4 million and $27.7 million, respectively, and represents a full valuation allowance. The valuation allowance reflects the estimate that it is more likely than not that the net deferred tax assets in excess of deferred tax liabilities may not be realized.

At September 30, 2010, the Company had unused Federal net operating loss carry forwards of approximately $67 million. Of these carry forwards, $1.3 million represents windfall tax benefits from stock option transactions, the tax effect of which are not included in the Company’s net deferred tax assets. Additionally, it is estimated that $6.69 million of these carryforwards will expire prior to utilization due to IRC Section 382 limitation described below. This net operating loss limited by IRC Section 382 is not reflected in the Company’s deferred tax asset as of September 30, 2010. The Federal net operating loss carry forwards, if unused, will begin to expire in 2010.

The Company's and/or its subsidiaries’ ability to utilize their net operating loss carryforwards may be significantly limited by Section 382 of the Internal Revenue Code of 1986, as amended, if the Company or any of its subsidiaries undergoes an “ownership change” as a result of changes in the ownership of the Company's or its subsidiaries’ outstanding stock pursuant to the exercise of the warrants or otherwise. A corporation generally undergoes an “ownership change” when the ownership of its stock, by value, changes by more than 50 percentage points over any three-year testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change net operating loss carryforwards and certain recognized built-in losses. As of September 30, 2010, although no formal Section 382 study has been performed, the Company does not appear to have had an ownership change for Section 382 purposes. However, as noted below, it appears that as a result of MTI Micro’s conversion of the Bridge Notes (combined with the Company’s ownership changes) MTI Micro appears to have had an ownership change for Section 382 purposes, which places limitations on the utilization of MTI Micro’s separate company net operating loss carryforwards.

As a result of the conversion of the Bridge Notes, MTI no longer maintains an 80% or greater ownership in MTI Micro. Thus, MTI Micro is no longer included in Mechanical Technology, Inc. and Subsidiaries' consolidated federal and combined New York State tax returns, effective December 9, 2009.

Pursuant to the Internal Revenue Service's consolidated tax return regulations (IRS Regulation Section 1.1502-36), upon MTI Micro leaving the Mechanical Technology, Inc. and Subsidiaries consolidated group, MTI has elected to reduce a portion of its stock tax basis in MTI Micro by "reattributing" a portion of MTI Micro's net operating loss carry forwards to MTI, for an amount equivalent to its built in loss amount in MTI's investment in MTI Micro's stock.

As the result of MTI making this election with its December 31, 2009 tax return, MTI reattributed approximately $45.2 million of MTI Micro's net operating losses (reducing its tax basis in MTI Micro's stock by the same amount), leaving MTI Micro with approximately $13 million of separate company net operating loss carry forwards at the time of conversion of the Bridge Notes. However, as noted above, as the result of a Section 382 limitation, caused by the conversion, it is estimated that at least $6.69 million of these net operating losses will expire prior to utilization.

As of September 30, 2010, it is estimated that MTI has net operating loss carryforwards of approximately $52.3 million and MTI Micro has net operating loss carryforwards of approximately $14.7 million (with a portion, as noted above, being subject to IRC Section 382 limitation).

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

8. Stockholders’ Equity (Deficit)

Changes in common shares issued and treasury stock outstanding are as follows:

	Year Ended	Nine Months Ended
	December 31, 2009	September 30, 2010
Common Shares
Balance, beginning	5,776,750	5,776,750
Balance, ending	5,776,750	5,776,750

Treasury Stock
Balance, beginning	1,005,092	1,005,092
Balance, ending	1,005,092	1,005,092

Warrants/ Derivatives

On December 20, 2006, the Company issued warrants to investors to purchase 378,472 shares of the Company’s common stock at an exercise price of $18.16 per share, which expire in December 2011.

The Company held or has outstanding the following derivative financial instruments:

	December 31,	September 30,
	2009	2010	Expiration
Derivatives issued:
Warrants, exercisable beginning June 20, 2007, to purchase the Company’s common stock issued to three investors at a purchase price of $18.16 per
share	378,472	378,472	12/19/2011

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

	December 31,	September 30,
	2009	2010
Expected life of option (number of days)	730	456
Risk-free interest rate	1.14%	0.42%
Expected volatility of stock	162.7%	206.6%
Expected dividend yield	None	None

The fair value of the warrants at December 31, 2009 and September 30, 2010 was $70 thousand and $56 thousand, respectively. Gains and losses on derivatives are included in “(Gain) loss on derivatives” in the Consolidated Statement of Operations. During the nine month periods ending September 30, 2009 and 2010 the Company recognized a (gain) loss on derivatives of $(118) thousand and $14 thousand, respectively.

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

Reservation of Shares

The Company has reserved common shares for future issuance as of September 30, 2010 as follows:

Stock options outstanding	897,208
Stock options available for issuance	119,341
Warrants outstanding	378,472
Number of common shares reserved	1,395,021

On September 19, 2009, the Company amended its 2006 Equity Incentive Plan to increase the shares authorized for issuance by 350,000 shares.

Loss per Share

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations for the three and nine months ended September 30:

(Dollars in thousands, except shares)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Numerator:
Net loss	$(884)	$(366)	$(2,572)	$(2,037)

Denominator:
Basic EPS:
Common shares outstanding, beginning of period	4,771,658	4,771,658	4,771,658	4,771,658
Less Weighted average non-vested restricted stock	—	—	—	—
Denominator for basic earnings per common shares –
Weighted average common shares	4,771,658	4,771,658	4,771,658	4,771,658

Diluted EPS:
Common shares outstanding, beginning of period	4,771,658	4,771,658	4,771,658	4,771,658
Less weighted average non-vested restricted stock due to anti-
dilutive effect	—	—	—	—
Denominator for diluted earnings per common shares –
Weighted average common shares	4,771,658	4,771,658	4,771,658	4,771,658

Not included in the computation of earnings per share, assuming dilution for the three and nine months ended September, 2009, were options to purchase 751,663 shares of the Company’s common stock, warrants to purchase 378,472 shares of the Company’s common stock, and options to purchase 17,939 shares of MTI Micro’s common stock. These potentially dilutive items were excluded because the Company incurred a loss for this period and their inclusion would be anti-dilutive.

Not included in the computation of earnings per share, assuming dilution for the three and nine months ended September 30, 2010, were options to purchase 897,208 shares of the Company’s common stock, warrants to purchase 378,472 shares of the Company’s common stock, and options to purchase 33,050,720 shares of MTI Micro’s common stock. These potentially dilutive items were excluded because the Company incurred a loss for this period and their inclusion would be anti-dilutive.

9. Issuance of Stock, Warrants and Stock Options by Subsidiary

Common Stock Issued – MTI Micro

MTI Micro was formed on March 26, 2001, and as of September 30, 2010, the Company owned approximately 52.3% of MTI Micro’s outstanding common stock, or 75,049,937 shares, and 58.1% on a fully diluted basis, which includes 32,904,136 warrants outstanding in addition to the outstanding shares of common stock.

On January 11, 2010, MTI Micro entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with Counter Point Ventures Fund II, L.P. (“Counter Point”). Counter Point is managed by Dr. Walter L. Robb, a member of the Board of Directors of the Company and MTI Micro, and is a current stockholder of MTI Micro. Dr. Robb and Counter Point beneficially held approximately 29.5% of the fully-diluted common stock of MTI Micro as of December 31, 2009, and as of September 30, 2010 hold an aggregate of approximately 39.6% of the fully-diluted common stock of MTI Micro.

Pursuant to the Purchase Agreement, MTI Micro may issue and sell to Counter Point up to 28,571,429 shares of common stock, par value $0.01 per share (the “Micro Common Stock”), at a purchase price per share of $0.070, over a period of twelve (12) months, and warrants (“Warrants”) to purchase shares of Micro Common Stock equal to 20% of the shares of Micro Common Stock purchased under the Purchase Agreement at an exercise price of $0.070 per share. The sale and issuance of the Micro Common Stock and Warrants shall occur over multiple closings (each, a “Closing”). Seven Closings occurred through September 30, 2010, with MTI Micro raising $1.55 million from the sale of 22,095,243 shares of Micro Common Stock and Warrants to purchase 4,419,048 shares of Micro Common Stock to Counter Point. Subsequent Closings may occur thereafter at MTI Micro’s sole discretion during the Closing Periods upon delivery of written notice by MTI Micro to Counter Point of its desire to consummate a Closing, and Counter Point’s acceptance of such offer under the Purchase Agreement on the terms agreed upon with MTI Micro. In the event the terms and conditions of the Purchase Agreement no longer reflect current market conditions or otherwise, either party may elect not to participate in a Subsequent Closing(s) or the parties may amend the Purchase Agreement on mutually agreeable terms with respect to such Subsequent Closing(s). If MTI Micro was to issue and sell the remainder of the 28,571,429 shares under the Purchase Agreement, and the remainder of the 5,714,286 warrants under the Purchase Agreement were exercised, as well as all warrants currently outstanding as detailed below, the Company would continue to hold an aggregate of 55.8% of the fully-diluted capital stock of MTI Micro. Further dilution to the Company’s ownership percentage could occur if and when MTI Micro Stock Options are exercised.

The following table represents all MTI Micro common stock shares issued.

		MTI		Non Controlling Interest
	Average		Ownership		Ownership
	Price	Shares	%	Shares	%	Total Shares
Balance at 12/31/2007		46,030,453	96.3	1,750,345	3.7	47,780,798

Stock issued for MTI Options to MFC Employees	$0.45	31,469				31,469

Transfer of Plug Power securities to MFC	$0.35	7,319,181				7,319,181

Conversion of Loan Receivable	$0.24	10,416,667				10,416,667

Balance at 12/31/08		63,797,770	97.3	1,750,345	2.7	65,548,115

Stock issued for MTI Options to MFC Employees	$0.14	10,501				10,501

Conversion of Bridge Loan	$0.07	11,241,666		44,622,759		55,864,425

Balance at 12/31/09		75,049,937	61.8	46,373,104	38.2	121,423,041

Common Stock issued under Purchase Agreement	$0.07			22,095,243		22,095,243

Balance at 09/30/10		75,049,937	52.29	68,468,347	47.71	143,518,284

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

On January 11, February 11, March 4, and May 12, July 19, August 26 and September 9, 2010, MTI Micro issued warrants to Counter Point to purchase 471,429, 471,429, 942,857, 942,857 , 628,572, 314,286, and 647,620 shares, respectively, of MTI Micro Stock at an exercise price of $0.07 per share, under the Purchase Agreement. The warrants become exercisable on the date of issuance and will expire on the earlier of (a) the five (5) year anniversary of the Date of Issuance of the Warrant; (b) immediately prior to a Change of Control; or (c) the closing of a firm commitment underwritten public offering pursuant to a registration statement under the Securities Act. The warrants were accounted for as equity.

Stock Based Compensation

On September 15, 2010, MTI Micro granted 6,330,520 options to its employees from the 2009 Micro Stock Option Plan. The options vest 50% on the grant date and 50% ratably on a quarterly basis over the next three years. The fair value of these stock options granted was estimated at the date of grant using a Black-Scholes Option Pricing model consistent with the accounting standards.

The key inputs and assumptions used to estimate the fair value of these stock options were as follows:

Option term	5 years
Volatility	115%
Risk-free interest rate	1.46%
Dividend yield	0%
Fair value per option granted	$0.07

The amount of expense recognized for this grant was $173 thousand for the three and nine month periods ending September 30, 2010. Share-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, therefore, awards are reduced for estimated forfeitures. The accounting standard requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has assumed a forfeiture rate of 5% for this grant.

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

The amount of expense recognized for this grant was $1.01 million for the nine month period ending September 30, 2010. Share-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, therefore, awards are reduced for estimated forfeitures. The accounting standard requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has assumed a forfeiture rate of 5% for this grant.

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

The following is a summary of the Company’s fair value instruments categorized by their associated fair value input level:

(Dollars in thousands)
				Balance at
Balance Sheet Classification	Level 1	Level 2	Level 3	Sept. 30, 2010
Financial Liabilities:
Derivative liability	$—	$—	$56	$56
Total fair value of liabilities	$—	$—	$56	$56

The following is a rollforward of Level 3 fair value instruments for the twelve months ended December 31, 2009:

(Dollars in thousands)
		Total (Gains) /
	Beginning	Losses	Purchases,	Ending
	Balance as of	Realized and	Issuances, Sales	Balance as of
Instrument	Jan. 1, 2009	Unrealized	and Settlements	Dec. 31, 2009
Derivative liability	$41	$29	$—	$70
Total Level 3 instruments	$41	$29	$—	$70

The following is a rollforward of Level 3 fair value instruments for the nine months ended September 30, 2010:

(Dollars in thousands)
		Total (Gains) /
	Beginning	Losses	Purchases,	Ending
	Balance as of	Realized and	Issuances, Sales	Balance as of
Instrument	Jan. 1, 2010	Unrealized	and Settlements	Sept. 30, 2010
Derivative liability	$70	$(14)	$—	$56
Total Level 3 instruments	$70	$(14)	$—	$56

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

(Dollars in thousands)		Test and			Condensed
		Measurement		Reconciling	Consolidated
	New Energy	Instrumentation	Other	Items	Totals
Three months ended September 30, 2009
Product revenue	$—	$1,439	$—	$—	$1,439
Funded research and development revenue	526	—	—	—	526
Research and product development expenses	1,129	217	—	—	1,346
Selling, general and administrative expenses	(35)	384	349	—	698
Segment loss from operations before income taxes
and noncontrolling interest	(688)	130	(344)	—	(902)
Segment (loss) profit	(688)	130	(344)	18	(884)
Total assets	1,704	1,783	1,616	(774)	4,329
Depreciation and amortization	116	25	10	—	151

Three months ended September 30, 2010
Product revenue	$—	1,646	—	—	1,646
Funded research and development revenue	334	—	—	—	334
Research and product development expenses	605	224	—	—	829
Selling, general and administrative expenses	439	476	254	—	1,169
Segment (loss) / profit from operations before
income taxes and noncontrolling interest	(719)	179	(164)	—	(704)
Segment (loss) profit	(719)	179	(164)	338	(366)
Total assets	866	1,814	594	—	3,274
Capital expenditures	—	5	—	—	5
Depreciation and amortization	94	18	3	—	115

Nine months ended September 30, 2009
Product revenue	$—	$4,298	$—	$—	$4,298
Funded research and development revenue	1,584	—	—	—	1,584
Research and product development expenses	3,451	753	—	—	4,204
Selling, general and administrative expenses	2	1,254	1,087	—	2,343
Segment (loss) / profit from operations before
income taxes and noncontrolling interest	(2,127)	105	(805)	—	(2,827)
Segment (loss) profit	(2,127)	105	(606)	56	(2,572)
Total assets	1,704	1,783	1,616	(774)	4,329
Depreciation and amortization	372	79	35	—	486

Nine months ended September 30, 2010
Product revenue	$—	4,541	—	—	4,541
Funded research and development revenue	1,108	—	—	—	1,108
Research and product development expenses	2,404	728	—	—	3,132
Selling, general and administrative expenses	1,612	1,454	809	—	3,875
Segment (loss) / profit from operations before
income taxes and noncontrolling interest	(2,945)	93	(473)	—	(3,325)
Segment (loss) profit	(2,945)	93	(473)	1,288	(2,037)
Total assets	866	1,814	594	—	3,274
Capital expenditures	—	31	—	—	31
Depreciation and amortization	296	63	12	—	371

The following table presents the details of “Other” segment (loss) profit:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2010	2009	2010
Corporate and other (expenses) income:
Depreciation and amortization	$(10)	$(3)	$(35)	$(12)
Interest income	18	—	54	—
(Gain) loss on derivatives	(150)	(4)	(118)	14
Income tax (expense) benefit	—	—	199	—
Other expense, net	(202)	(157)	(706)	(475)
Total income (expense)	$(344)	$(164)	$(606)	$(473)

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

The Company’s future minimum rental payments required under non-cancelable operating leases are (dollars in thousands): $136 remaining in 2010, $321 in 2011 and $273 in 2012 and $283 in 2013 and $270 for 2014 and thereafter.

Warranties

Below is a reconciliation of changes in product warranty liabilities:

(Dollars in thousands)	Nine Months Ended
	September 30,
	2009	2010
Balance, January 1	$31	$21
Accruals for warranties issued	21	23
Settlements made (in cash or in kind)	(12)	(17)
Balance, end of period	$40	$27

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

Employment Agreements

The Company has employment agreements with certain employees that provide severance payments, certain other payments, accelerated vesting and exercise extension periods of certain options upon termination of employment under certain circumstances, as defined in the applicable agreements. As of September 30, 2010, the Company’s potential minimum cash obligation to these employees was approximately $687 thousand.

As of September 30, 2010, MTI and their subsidiaries had an accrual on their books for the 2010-11 bonus payment to Peng Lim, MTI CEO and President, of $58 thousand.

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

In addition to historical information, the following discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements. Important factors that could cause actual results to differ include those discussed in Part II, Item 1A “Risk Factors” and elsewhere in this Quarterly Report on Form 10-Q, as well as those risk factors in our 2009 Annual Report on Form 10-K.

Overview
MTI operates in two segments, the New Energy segment conducted through MTI MicroFuel Cells, Inc. (MTI Micro) and the Test and Measurement Instrumentation segment, through MTI Instruments, Inc. (MTI Instruments).

New Energy Segment - MTI Micro is developing and commercializing off-the-grid power solutions for various portable electronic devices. Our patented proprietary direct methanol fuel cell technology platform, called Mobion, converts 100% methanol fuel to usable electricity capable of providing continuous power as long as necessary fuel flows are maintained. Our proprietary fuel cell power solution consists of two primary components integrated in an easily manufactured device: the direct methanol fuel cell power engine, which we refer to as our Mobion Chip, and methanol fuel cartridges. The methanol used by the technology is fully biodegradable. We have demonstrated power density of over 84 mW/cm 2, while producing more than 1,800 Wh/kg or 1.4 Wh/cc of fuel from its direct methanol fuel feed. For these reasons, we believe our technology offers a superior power solution compared to current lithium-ion and similar rechargeable battery systems currently used by original equipment manufacturers and branded partners, or OEMs, in many handheld electronic devices, such as smart phones, mobile phone accessories, digital cameras, portable gaming devices, e-readers and other portable devices. We believe our platform will facilitate further developments of numerous electronic product advantages, including smaller size, environmental friendliness, greatly extended run-time of current portable devices and simplicity of design, all critical for commercialization in the consumer market, and can be implemented as three different product options: a handheld power generator for consumer electronic devices, a snap-on or attached power accessory, or an embedded fuel cell in handheld devices.

Our Mobion technology is protected by a patent portfolio that includes 57 patents and 65 active U.S. patent applications covering five key technologies and manufacturing areas, one of which is the process that eliminates the need for active water recirculation pumps or the inclusion of water as a fuel dilutant. The water required for the electrochemical process is transferred internally within the Mobion Chip from the site of water generation on the air-side of the cell. This internal flow of water takes place without the need for any pumps, complicated re-circulation loops or other micro-plumbing tools.

We currently have strategic agreements with a global Japanese consumer electronics company, with a U.S. based developer and marketer of universal chargers, and a letter of intent with Duracell, part of the Procter & Gamble Company. In the second half of 2010, we have entered into a third phase developmental contract with a global power tool manufacturer, as well as a firm fixed price contract for the development of proof of concept fuel cells for technical testing with a United States Department of Defense agency. Additionally, during the second half of 2010, we have deployed production ready units for evaluation and field testing with ten leading OEMs and seven governmental agencies, including multiple agencies within the Department of Defense. If the field testing is successful, we believe our OEMs and governmental agencies may sign supply agreements or product customization contracts with MTI Micro for final production of our Mobion platform.

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

Several key indicators of our liquidity are summarized in the following table:

	Nine Months Ended
(Dollars in thousands)	September 30,
	2009	2010
Cash and cash equivalents	$1,248	$574
Working capital (deficit)	(1,545)	1,123
Net loss attributed to MTI	(2,572)	(2,037)
Net cash used in operating activities	(1,624)	(1,726)
Purchase of property, plant and equipment	—	31

From inception through September 30, 2010, we have incurred an accumulated deficit of $123 million, and we expect to incur losses for the foreseeable future as we continue micro fuel cell product development and commercialization programs. We expect that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, our operating results, the availability of equity financing, and the ability to attract government funding resources to offset research and development costs.

At present, the Company does not expect to continue to fund over the long-term MTI Micro’s development and commercialization of its portable power source products. MTI Micro had cash and cash equivalents as of September 30, 2010 of $142 thousand.

On January 11, 2010, MTI Micro entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with Counter Point Ventures Fund II, L.P. (“Counter Point”). Counter Point is managed by Dr. Walter L. Robb, a member of the Board of Directors of the Company and MTI Micro, and is a current stockholder of MTI Micro. Dr. Robb and Counter Point beneficially held approximately 29.5% of the fully-diluted common stock of MTI Micro of December 31, 2009, and as of September 30, 2010 hold an aggregate of approximately 39.6% of the fully-diluted common stock of MTI Micro.

Pursuant to the Purchase Agreement, MTI Micro may issue and sell to Counter Point up to 28,571,429 shares of common stock, par value $0.01 per share (the “Micro Common Stock”), at a purchase price per share of $0.070, over a period of twelve (12) months, and warrants (“Warrants”) to purchase shares of Micro Common Stock equal to 20% of the shares of Micro Common Stock purchased under the Purchase Agreement at an exercise price of $0.070 per share. The sale and issuance of the Micro Common Stock and Warrants shall occur over multiple closings (each, a “Closing”). Seven Closings have occurred through September 30, 2010, with MTI Micro raising $1.55 million from the sale of 22,095,243 shares of Micro Common Stock and Warrants to purchase 4,419,048 shares of Micro Common Stock to Counter Point. Subsequent Closings may occur thereafter at MTI Micro’s sole discretion during the Closing Periods upon delivery of written notice by MTI Micro to Counter Point of its desire to consummate a Closing, and Counter Point’s acceptance of such offer under the Purchase Agreement on the terms agreed upon with MTI Micro. In the event the terms and conditions of the Purchase Agreement no longer reflect current market conditions or otherwise, either party may elect not to participate in a Subsequent Closing(s) or the parties may amend the Purchase Agreement on mutually agreeable terms with respect to such Subsequent Closing(s). If MTI Micro were to issue and sell the remainder of the 28,571,429 shares under the Purchase Agreement, the Company would continue to hold an aggregate of 50.4% of the outstanding capital stock of MTI Micro, or 55.8% of the fully-diluted capital stock of MTI Micro.

Subsequent to September 30, 2010, MTI Micro has drawn down an additional $340 thousand under the Purchase Agreement with an additional $113 thousand of available borrowing capacity through the Purchase Agreement. It is expected that this final draw down will occur in December 2010. In addition, subsequent to September 30, 2010, MTI Micro received $35 thousand from the DOE for billings relative to work performed through September 30, 2010, and has an additional $46 thousand under the extension as work is performed. MTI Micro was also awarded a grant from NYSERDA for $296 thousand on July 28, 2010, for which billings of $204 thousand have occurred, but not yet been received. MTI Micro will be required to raise additional funds through issuance of its equity or debt, government funding and/or explore other strategic alternatives including but not limited to the sale of assets and/or the company. If MTI Micro is unable to raise additional financing, it may be required to discontinue or severely reduce its business operations.

As part of a cash conservation program at MTI Micro, all MTI Micro employee salaries were reduced by 20% from April 12, through August 13, 2010, when they returned to 100%. Peng Lim, the CEO of MTI Micro, whose total monthly salary of $29,167 is allocated among the three entities, voluntarily reduced his total monthly salary that is allocated to MTI Micro from $9,722.22 to $2,430.56, representing a 75% savings for MTI Micro, and in an effort to focus on commercialization, MTI Micro further streamlined its organization. However, MTI Micro continues to seek additional financing. There is no assurance that funds raised in any such a financing will be sufficient, that the financing will be available on terms favorable to us or to existing stockholders and at such times as required, or that we will be able to obtain the additional financing required for the continued operation and growth of our business. During the twenty four months ended September 30, 2010, MTI Micro has raised $4.4 million in external debt and equity financing. If MTI Micro raises additional funds by issuing equity securities, MTI Micro’s stockholders will experience further dilution. Additional debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity financing may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets or delay, reduce the scope of or eliminate some or all of our research and development programs, or discontinue our portable power source business. Without other resources, management currently believes it will have adequate funds through the end of 2010.

Management currently believes that MTI Instruments will continue to generate positive cash flow and would be able to fund its current operations. However, no assurances can be provided on this subsidiary’s or our ability to continue as a going concern given the level of uncertainty involved with the parent company’s operations.

Results of Segment Operations

Results of Operations for the Three and Nine Months Ended September 30, 2010 Compared to the Three and Nine Months Ended September 30, 2009.

Test and Measurement Instrumentation Business

Product Revenue. Product revenue in our test and measurement instrumentation business for the three months ended September 30, 2010 increased in comparison to the same period in 2009 by $207 thousand, or 14.4%, to $1.65 million. This increase in revenue was attributed to an overall increase in US Air Force activity under existing multi-year contracts (see table below). For the third quarter of 2010, the US Air Force was the top customer for the segment; accounting for $231 thousand, or 14.0%, of the quarterly revenue, as compared to $120 thousand, or 8.3%, of the third quarter revenue in 2009. The segment’s top commercial customer for the third quarter of 2010 accounted for $150 thousand, or 9.1%, of the quarterly revenue, as compared to the top commercial customer last year accounting for $388 thousand, or 27.0%, of the third quarter revenue in 2009.

Product revenue in our test and measurement instrumentation business for the nine months ended September 30, 2010 rose by $243 thousand, or 5.7%, in comparison to the same period in 2009, to $4.54 million. For the nine months ended September 30, 2010, the US Air Force was the top customer for the segment; accounting for $834 thousand, or 18.4%, of the year-to-date revenue, as compared to $726 thousand, or 16.9%, of the year-to-date revenue on September 30, 2009. The segment’s top commercial customer for the nine months ended September 30, 2010 accounted for $387 thousand, or 8.5%, of the year-to-date revenue, as compared to the top commercial customer last year accounting for $618 thousand, or 14.4%, of the year-to-date revenue on September 30, 2009.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands)
						Total Contract
			Revenues for the		Revenue	Orders Received
			Three Months Ended Sept. 30,		Contract to Date	to Date
Contract (1)	Expiration		2009	2010	Sept. 30, 2010	Sept. 30, 2010
$2.3 million Air Force New PBS-4100
Systems	07/28/2010	(2)	$57	$57	$2,166	$2,166
$8.8 million Air Force Retrofit and
Maintenance of PBS-4100
Systems	06/19/2008	(3)	$—	$—	$8,009	$8,009
$6.5 million Air Force Retrofit and
Maintenance of PBS-4100
Systems	09/27/2014	(4)	$—	$170	$1,196	$1,657

(Dollars in thousands)
						Total Contract
			Revenues for the		Revenue	Orders Received
			Nine Months Ended Sept. 30,		Contract to Date	to Date
Contract (1)	Expiration		2009	2010	Sept. 30, 2010	Sept. 30, 2010
$2.3 million Air Force New PBS-4100
Systems	07/28/2010	(2)	$513	$57	$2,166	$2,166
$8.8 million Air Force Retrofit and
Maintenance of PBS-4100
Systems	06/19/2008	(3)	$50	$—	$8,009	$8,009
$6.5 million Air Force Retrofit and
Maintenance of PBS-4100
Systems	09/27/2014	(4)	$—	$757	$1,196	$1,657
____________________

(1)	Contract values represent maximum potential values and may not be representative of actual results.
(2)	Date represents expiration of contract, including all three potential option extensions.
(3)	The contract expiration date has passed, however, one delivery order remains open under the contract.
(4)	Date represents expiration of contract, including all four potential option extensions.

Cost of Product Revenue. Cost of product revenue in our test and measurement instrumentation business for the three months ended September 30, 2010 increased in comparison to the same period in 2009 by $78 thousand, or 13.4%, to $662 thousand. The increase corresponded to the 14.4% rise in product revenue for the quarter. Gross profit, as a percentage of product revenue, increased slightly to 60%, compared to 59% for the same period in 2009 due to a reduction in reserve expense for potentially obsolete and slow-moving inventory.

Cost of product revenue in our test and measurement instrumentation business for the nine months ended September 30, 2010 decreased in comparison to the same period in 2009 by $56 thousand, or 3.0%, remaining at $1.9 million in conjunction with the aforementioned 5.7% increase in product revenue. Gross profit, as a percentage of product revenue, increased one point to 57% for the nine months ended September 30, 2010 due to a reduction in reserve expense for potentially obsolete and slow-moving inventory.

Unfunded Research and Product Development Expenses. Unfunded research and product development expenses in our test and measurement instrumentation business increased by $7 thousand or 3.2%, to $224 thousand for the three months ended September 30, 2010 from $217 thousand for the three months ended September 30, 2009. This increase is directly related to increased personnel costs, which included higher salaries and stock option expense, in the segment’s engineering department during the current quarter.

Unfunded research and product development expenses in our test and measurement instrumentation business decreased by $25 thousand, or 3.3%, to $728 thousand for the nine months ended September 30, 2010 from $753 thousand for the nine months ended September 30, 2009. This decrease is attributable to lower personnel costs in the segment’s engineering department for the first nine months of the current year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our test and measurement instrumentation business increased by $92 thousand, or 24.5% to $476 thousand for the three months ended September 30, 2010 from $384 thousand for the three months ended September 30, 2009. This increase was primarily the result of the additional staffing in the test and measurement sales and business development departments.

Selling, general and administrative expenses in our test and measurement instrumentation business increased by $200 thousand, or 16.0%, to $1.5 million for the nine months ended September 30, 2010 from $1.3 million for the nine months ended September 30, 2009. This increase was primarily the result of additional staffing in the segment’s sales and business development departments.

New Energy Business

Funded Research and Development Revenue. Funded research and development revenue in our new energy business for the three months ended September 30, 2010 decreased in comparison to the same period in 2009 by $192 thousand or 36.5%. This is a result of the majority of work under the DOE contract being performed in 2009.

Funded research and development revenue in our new energy business for the nine months ended September 30, 2010 decreased in comparison to the same period in 2009 by $475 thousand, or 30.0%, to $1.1 million. The decrease in revenue was primarily the result of the majority of work under the DOE contract being completed in 2009.

Information regarding our contract included in funded research and development revenue is as follows:

(Dollars in thousands)
		Revenue		Revenue		Revenue
		Nine Months		Nine Months		Contract to
		Ended	% of 2009	Ended	% of 2010	Date
Contract	Expiration (1)	Sept. 30, 2009	Total	Sept. 30, 2010	Total	Sept. 30, 2010
$2.99 million DOE (2)	12/31/10	$1,584	100%	$905	82%	$2,948
$296 thousand NYSERDA	12/31/10			204	18	204
____________________

(1)	Dates represent expiration of contract, not date of final billing.
(2)	The DOE contract is a cost share contract.

Funded Research and Product Development Expenses. Funded research and product development expenses in our new energy business decreased by $517 thousand or 49.0% for the three months ended September 30, 2010 in comparison to the same period in 2009. This is a result of the majority of the work being performed in 2009 for the DOE contract, as discussed in funded research and development revenue above.

Funded research and product development expenses in our new energy business decreased by $1.0 million, or 32.8%, to $2.1 million for the nine months ended September 30, 2010 in comparison to the same period in 2009. This change was the result of the majority of the work under the DOE contract being completed in 2009, as mentioned above in funded research and development revenue.

Unfunded Research and Product Development Expenses. Unfunded research and product development expenses in our new energy business decreased by $7 thousand, or 9.3% to $68 thousand for the three months ended September 30, 2010 from $75 thousand for the three months ended September 30, 2009. This decrease is directly related to the reduction of billings to the DOE.

Unfunded research and product development expenses in our new energy business decreased by $5 thousand, or 1.8%, to $270 thousand for the nine months ended September 30, 2010 from $275 thousand for the nine months ended September 30, 2009. This decrease is attributable to cost reductions instituted by management in the second quarter due to decreases in funding.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our new energy business increased by $476 thousand, to $439 thousand for the three months ended September 30, 2010 from $(37) thousand for the three months ended September 30, 2009. This increase was primarily the result of the recognition of stock option expense in relation to options granted to MTI Micro employees of $281 thousand for the third quarter, as well as the reduction in billable expenses to outside contracts.

Selling, general and administrative expenses in our new energy business increased by $1.6 million, or 100%, to $1.6 million for the nine months ended September 30, 2010. This increase was primarily the result of the recognition of stock option expenses related to the issuance of MTI Micro stock options in the first and third quarters of approximately $1.3 million to date.

Results of Consolidated Operations

Operating Loss. Operating loss increased by $17 thousand, or 2.6%, to $680 thousand through the three months ended September 30, 2010 compared with the three months ended September 30, 2009 loss of $663 thousand as a result of the factors noted above.

Operating loss increased by $747 thousand, or 29.4%, to $3.3 million for the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009 as a result of the factors noted above.

Gain on Derivatives. Our gain on derivatives related to the freestanding warrants issued in conjunction with our December 2006 capital raise decreased by $146 thousand, or 97.3%, to $4 thousand for the three months ended September 30, 2010 compared with $150 thousand for the three months ended September 30, 2009. The decrease in derivative gain was attributable to valuation changes of the underlying warrants using the Black-Scholes pricing model.

Our loss on derivative treatment of the freestanding warrants issued in conjunction with our December 2006 capital raise decreased by $132 thousand, or 111.9%, to a $14 thousand loss for the nine months ended September 30, 2010 compared with our gain of $118 thousand for the nine months ended September 30, 2009. The decrease in derivative income was attributable to valuation changes of the underlying warrants using the Black-Scholes pricing model.

Income Tax (Expense) Benefit. Our effective income tax rate for the three months ended September 30, 2010 and 2009 was 0.0%. These tax rates were primarily the result of losses generated by operations, changes in the valuation allowance, and permanent differences for derivative valuations.

Our income tax rate for the nine months ended September 30, 2010 was 0.00% and our income tax rate for the nine months ended September 30, 2009 was 7.04%. These tax rates were primarily the result of losses generated by operations, changes in the valuation allowance, state true-ups, and permanent deductible differences for derivative. Additionally, the September 30, 2009 tax rate was impacted by the reversal of the uncertain tax position for the NYS settlement.

The valuation allowance against our deferred tax assets at September 30, 2010 was $27.7 million and at December 31, 2009 was $26.4 million. We determined that it was more likely than not that ultimate recognition of certain deferred tax assets would not be realized.

Capital Resources

Our working capital was $1.1 million at September 30, 2010, comparable to $1.2 million at December 31, 2009.

At September 30, 2010, our order backlog was $2.0 million compared to $419 thousand at December 31, 2009.

Our inventory turnover ratios and accounts receivable days sales outstanding for the trailing twelve month periods and their changes at September 30, 2009 and 2010 are as follows:

	2009	2010	Change
Inventory turnover	1.7	3.1	1.4
Average accounts receivable days sales outstanding	38	41	3

The improvement in inventory turnover is attributed to a 40% decrease in average inventory balances on a 6% higher sales volume. Lower inventory balances have been a result of better managed production quantities and inventory purchases over the last twelve months.

The average accounts receivable days sales outstanding for the last twelve months when compared to the previous twelve months, increased by three days. The longer payment cycles are directly attributed to current revenue with large companies, who pay in 60 to 90 days.

Net cash used in operating activities was $1.7 million for the nine months ended September 30, 2010 compared with $1.6 million in 2009. This cash use increase of $102 thousand is primarily attributed to a large increase in the accounts receivable balance from 2008 to 2009 of $1.2 million, compared to a reduction of accounts receivable from 2009 to 2010 of $201 thousand.

There were $31 thousand in capital expenditures during the nine months ended September 30, 2010, with no capital expenditures in the same period for 2009. There were no outstanding commitments for capital expenditures as of September 30, 2010. We expect to finance any potential future expenditures with current cash and cash equivalents as appropriate and to the extent available.

Off-Balance Sheet Arrangements

There were no off balance sheet arrangements.

Contractual Payment Obligations

We have entered into various agreements that result in contractual payment obligations in future years. These contracts include financing arrangements for current manufacturing, laboratory and office facility lease agreements. The following table summarizes cash payments that we are committed to make under the existing terms of contracts to which we are a party as of September 30, 2010. This table does not include contingencies.

	Less			More
Contractual Payment Obligations	Than 1	1-3	3-5	Than 5
(in thousands)	Year	Years	Years	Years	Total
Operating Leases / Total Contractual Payment Obligations	$941	$568	$350	$—	$1,859

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
  our ownership position in MTI Micro may be further reduced as a result of our need to seek external financing for MTI Micro’s operations:
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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our acting chief financial officer evaluated the effectiveness of MTI’s disclosure controls and procedures as of September 30, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the valuation of our disclosure controls and procedures as of September 30, 2010, our chief executive officer and acting chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred recurring net losses, including net losses of $2 million for the nine months ended September 30, 2010. As a result of ongoing operating losses, we had an accumulated deficit of $123 million as of September 30, 2010. Subject to cash availability, we expect to continue to make significant expenditures and incur substantial expenses as we develop and commercialize our proposed portable power source products; develop our manufacturing, sales, and distribution networks; implement internal systems and infrastructure; and hire additional personnel. As a result, we expect to continue to incur significant losses as we execute our plan to commercialize our portable power source business and may never achieve or maintain profitability. We will be unable to satisfy our current obligations solely from cash generated from operations or become profitable until we successfully commercialize our portable power source business. If we continue to incur substantial losses and are unable to secure additional financing, we could be forced to discontinue or curtail our business operations; sell assets at unfavorable prices; or merge, consolidate, or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

At present, the Company does not expect to continue to fund MTI Micro on a long-term basis. Based on the Company’s projected cash requirements for operations and capital expenditures and its current cash and cash equivalents of $574 thousand at September 30, 2010, management believes it will have adequate resources to fund its current operations, excluding MTI Micro operations, but there can be no assurance. Since the company will no longer fund MTI Micro on a long-term basis, the subsidiary has sought other sources of funding, but there is no assurance that such funding will be available on acceptable terms, if at all.

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
There is no guarantee that resources will be available to MTI Micro on terms acceptable to it, or at all, or that such resources will be received in a timely manner, if at all, or that MTI Micro will be able to reduce its expenditure run-rate without materially and adversely affecting its business. MTI Micro had cash and cash equivalents as of September 30, 2010 of $142 thousand. Subsequent to September 30, 2010, MTI Micro has drawn down an additional $340 thousand under the Purchase Agreement with an additional $113 thousand of available borrowing capacity through the Agreement. Subsequent to September 30, 2010, MTI Micro received $35 thousand from the DOE for billings relative to work performed through September 30, 2010, and has an additional $46 thousand under the extension as work is performed. In addition, on July 28, 2010, MTI was awarded a cost share funding grant of $296 thousand from the New York State Energy Research and Development Authority (NYSERDA). MTI Micro has billed $204 thousand for work performed to date. No funds have been received to date for this grant.

In order to conserve cash and extend operations while we pursue any additional necessary financing, we made reductions to operating expenses in the first quarter of 2010 which continued through the middle of the third quarter. There is no assurance that funds raised in any such financing will be sufficient, that the financing will be available on terms favorable to us or to existing stockholders and at such times as required, or that we will be able to obtain the additional financing required for the continued operation and growth of our business. If we raise additional funds by issuing equity securities, MTI Micro’s stockholders will experience further dilution. Additional debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity financing may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds in the next quarter, we may have to liquidate some or all of our assets or delay, reduce the scope of or eliminate some or all of our research and development programs, or discontinue our portable power source business. Management currently believes it will have adequate resources to fund its MTI Micro operations through the end of 2010; however, there can be no assurance that MTI Micro will not require funding before then to continue operations.

Our ownership position in MTI Micro may be reduced as a result of external financing for MTI Micro's operations, which could limit our ability to control the operations.

As of September 30, 2010, we owned approximately 52.3% or 58.1% on a fully-diluted basis. On January 11, 2010, MTI Micro entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with Counter Point Ventures Fund II, L.P. (“Counter Point”). Pursuant to the Purchase Agreement, MTI Micro may issue and sell to Counter Point up to 28,571,429 shares of common stock of Micro at a purchase price per share of $0.070, over a period of twelve months, and warrants (“Warrants”) to purchase shares of Micro Common Stock equal to 20% of the shares of Micro Common Stock purchased under the Purchase Agreement at an exercise price of $0.070 per share. If MTI Micro was to issue and sell all of the 28,571,429 shares under the Purchase Agreement, the remainder of the 5,714,286 warrants under the Purchase Agreement were exercised, as well as all warrants currently outstanding were exercised, the Company would continue to hold an aggregate of 50.4% of the outstanding capital stock of MTI Micro, or 55.8% of the fully-diluted capital stock of MTI Micro.

In addition, we do not currently expect to advance additional long-term resources to MTI Micro to fund its continued direct methanol fuel cell development and commercialization programs. Instead, MTI Micro will continue to seek additional capital from external sources to fund future development and operations. Depending on the valuation of MTI Micro at the time of future financings, if any, our ownership position could be substantially diluted, and we may no longer have sufficient equity to control the operations of MTI Micro. If MTI Micro is unable to secure the necessary additional external financing, we may be forced to substantially downsize or eliminate its operations in late 2010 or early 2011.

We may experience an ownership change which would result in a limitation of the use of our net operating losses.

As of September 30, 2010, we had approximately $67 million of net operating loss, or NOL, carryforwards. As a result of the conversion of the Bridge Notes, MTI no longer maintains an 80% or greater ownership of MTI Micro. Thus MTI Micro is no longer included in the MTI and subsidiaries consolidated federal and combined New York State tax returns, effective December 9, 2009. A reattribution of a portion of MTI Micro’s NOLs was performed with the filing of the 2009 tax returns, which reduced MTI Micro’s NOLs as of the date of the Bridge Conversion to approximately $13 million, and MTI’s balance of approximately $52 million. Also as a result of the conversion of the Bridge Note, MTI Micro may have experienced a Section 382 ownership change, which would further reduce their NOLs by an estimated $6.7 million. Our ability to utilize both the MTI and MTI Micro NOL carryforwards, including any future NOL carryforwards that may arise, may be limited by Section 382 of the Internal Revenue Code of 1986, as amended, if we or MTI Micro undergo any further “ownership changes” as a result of subsequent changes in the ownership of our outstanding common stock pursuant to the exercise of the warrants, the exercise of outstanding options, or otherwise. A corporation generally undergoes an “ownership change” when the ownership of its stock, by value, changes by more than 50 percentage points over any three-year testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL carryforwards and certain recognized built-in losses. As of September 30, 2010, it is estimated that MTI has NOL carryforwards of approximately $52.3 million and MTI Micro has NOL carryforwards of approximately $14.7 million, with a portion, as noted above, being subject to IRC Section 382 limitations.

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

Mechanical Technology, Incorporated

Date: November 15, 2010	By:	/S/ PENG K. LIM
Peng K. Lim
Chief Executive Officer

	By:	/S/ FREDERICK W. JONES
Frederick W. Jones
Acting Chief Financial Officer