Form 10-K
period 2010-12-31
MECHANICAL TECHNOLOGY INC
filed 2011-03-25
CIK 64463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act). Yes ☐ No ☐

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2010 (based on the last sale price of $0.60 per share for such stock reported on the over-the-counter market for that date) was $2,862,995. Such value excludes common stock held by executive officers, directors, and 10% or greater stockholders as of June 30, 2010. The identification of 10% or greater stockholders as of June 30, 2010 is based upon Schedule 13G and amended Schedule 13G reports publicly filed before June 30, 2010. This calculation does not reflect a determination that such parties are affiliates for any other purposes.

As of March 14, 2011, the Registrant had 4,771,658 shares of common stock outstanding.

Documents incorporated by reference: Portions of the registrant’s Proxy Statement for its 2011 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1: Business

Unless the context requires otherwise in this Annual Report, the terms “we”, “us” and “our” refer to Mechanical Technology, Incorporated, “MTI Instruments” refers to MTI Instruments, Inc., and “MTI Micro” refers to MTI MicroFuel Cells, Inc. We have a registered trademark in the United States for “Mobion”. Other trademarks, trade names, and service marks used in this Annual Report are the property of their respective owners.

Mechanical Technology, Incorporated, (“MTI” or the “Company”), a New York corporation, was incorporated in 1961. MTI operates in two segments: the Test and Measurement Instrumentation segment, which is conducted through MTI Instruments, Inc. (“MTI Instruments”), a wholly-owned subsidiary, and the New Energy segment, which is conducted through MTI MicroFuel Cells Inc. (“MTI Micro”), a majority-owned subsidiary as of December 31, 2010.

MTI Instruments was incorporated in New York on March 8, 2000. MTI Instruments is a worldwide supplier of precision non-contact physical measurement solutions, condition based monitoring systems, portable balance equipment and wafer inspection tools. MTI Instrument’s products use a comprehensive array of technologies to solve complex, real world applications in numerous industries including manufacturing, semiconductor, solar, commercial and military aviation, automotive and data storage. MTI Instruments’ products consist of electronic gauging instruments for position, displacement and vibration application within the design, manufacturing/production, test and research market; wafer characterization of semi-insulating and semi-conducting wafers within both the semiconductor and solar industries; tensile stage systems for materials testing at academic and industrial settings; and engine vibration analysis systems for both military and commercial aircraft.

MTI Micro was incorporated in Delaware on March 26, 2001, and is developing Mobion®, a handheld energy-generating device to replace current lithium-ion and similar rechargeable battery systems in many handheld electronic devices for the military and consumer markets. Mobion® handheld generators are based on direct methanol fuel cell (DFMC) technology, which has been recognized as enabling technology for advanced portable power sources by the scientific community and industry analysts. As the need for advancements in portable power increases, MTI Micro is developing Mobion® as a solution in the multi-billion dollar battery market for advancing current and future electronic device power needs of portable electronic devices. As of December 31, 2010, the Company owned approximately 50.6% of MTI Micro’s outstanding common stock.

The Test and Measurement Instrumentation Segment

MTI Instruments is a worldwide supplier of metrology, portable balancing equipment and inspection systems. Our products use state-of-the-art technology to solve complex real world applications in numerous industries including automotive, semiconductor, solar cell manufacturing, commercial and military aviation and data storage. We are continuously working on ways to expand our sales reach, including expanded sales coverage throughout Europe and Asia, as well as a focus on internet marketing.

Products

Our test and measurement segment has three product groups: Precision Instruments, Semiconductor and Solar Metrology Systems and Aviation Balancing Systems. Our products consist of electronic, computerized gauging instruments for position, displacement and vibration applications for the design, manufacturing/production and test and research markets; metrology tools for wafer characterization of semiconductor and solar wafers; tensile stage systems for materials testing in research and industrial settings; and engine balancing and vibration analysis systems for both military and commercial aircraft.

Precision Instruments: The Precision Instruments group employs capacitance, laser and fiber optic technologies to make nano-accurate measurements in product design and quality related processes. These systems measure a variety of parameters including displacement, position, vibration, dimension and material properties.

Listed below are selected MTI Instruments’ Precision Instruments product offerings:

Accumeasure Series:

The Accumeasure family of products is designed to address the needs of product developers, process engineers, researchers, designers, and others who need precise, reliable, non-contact measurements. MTI Instruments has a large installed base of Accumeasure products around the world, and offers off-the-shelf as well as custom capacitance amplifiers designed per customer specifications.

The market appeal for the Accumeasure family of products is based in part on the strategically offered single channel systems for simple general displacement and position applications, as well as multiple-channel systems for more complex applications, including process control monitoring, differential measurements and profiling.

The Accumeasure products have fast response time and extremely low noise levels making them ideal for critical measurements of targets such as rotating spindles and shafts, disks, tires, precision X-Y stages and piezoelectric elements.
Accumeasure Series

Microtrak II
Microtrak II Series:
MTI Instrument's Microtrak family of laser triangulation sensors offers high speed, high resolution displacement, position and vibration measurements. The Microtrak features state-of-the-art CMOS - CCD laser triangulation technology which is ideal for solving tough in-process, production and quality control sensing applications. The large variety of laser triangulation sensors provide operating distances to 300mm, measurement ranges to 200mm and measurement resolution to less than 1 micron. The Microtrak II comes standard with an interface controller that provides a convenient digital display of the target position, alarm set points and connections for analog and RS-485 outputs.

To complement the laser product offerings, MTI Instruments also offers the performance of the standard Microtrak II Laser Triangulation System in a versatile high speed stand-alone configuration for measuring displacement, position, vibration and thickness. Unaffected by surface texture, color or stray light, the Microtrak II is ideal for solving tough production measurement applications throughout a variety of industries. The Microtrak II Stand-Alone Laser Head also uses CMOS - CCD detection technology for accurate and reliable measurements making it ideal for high volume OEM, production and quality control applications. Configuration of system parameters such as measurement units, frequency response and limits are easily accomplished through a laptop or desktop using the included MTI Instrument’s proprietary remote control software program.
MicrotrakII SA

MTI-2100
MTI-2100 Fotonic Sensor Series:

The MTI-2100 features advanced fiber-optic and electronic technologies for precise measurements of displacement, position and vibration. It achieves such precision by measuring changes in light intensity reflected from a target. Light is emitted from a tungsten halogen lamp through a fiber optic probe which also receives light from the target reflection.

The MTI-2100 sets high performance standards with resolution up to 0.01 uin. (2.5 Angstroms) and frequency response from direct-coupled (dc) up to 500 kHz. The modular design has the flexibility to be tailored to specific requirements through the use of a wide range of interchangeable and custom fiber-optic probes. These probes are immune to electromagnetic interference and operate on almost any type of surface: metallic, composite, plastic, glass, ceramic or liquid.

MTI Tensile Stages:

In 2010, MTI Instruments started selling a series of miniature tensile, compression and bend testing machines specifically designed for use in Scanning Electron Microscopes, Atomic Force Microscopes, and Light Microscopes.

The MTI Instruments Tensile Stages are used by industrial and research institutions to investigate how different materials perform under certain conditions. Material specimens are placed within the jaws of the tensile stage and compressive or expansive load forces are applied. Additional stimuli such as heating or cooling can be directed at the sample during the test in order to gather data under various conditions.

Capable of performing tensile, compression, bending and fatigue tests, they are ideal tools for researchers and material scientists. During testing, crack propagation, grain rotation and other effects of mechanical stress can be observed under high magnification. This provides greater insight into early stages of material failure and a better overall understanding how specific materials perform. To control experiments and collect data, MTI Instruments uses a material testing system which provides a user-friendly interface to set system test parameters and analyze data. Results are provided in real time and stress-strain curves generated while tests are in progress. Key parameters such as peak load/stress, offset yield, and modulus of elasticity, as well as other parameters, are also reported. Raw test data and results can be exported in standard formats making it easy to integrate with other data analysis and laboratory management systems. MTI Instruments provides a wide range of custom clamps for virtually any specimen shape.
MTI Tensile Stages

Semiconductor and Solar Metrology Systems: Our family of wafer metrology systems includes manual and semi-automated systems which test key wafer characteristics critical to producing integrated circuits. Primarily used in quality control applications, they provide highly precise measurements of thickness variation, bow, warp, resistivity, and flatness. These systems can be used on substrates varying widely in size and materials. In addition to MTI Instrument’s push/pull capacitance probe technology, we have expanded our line of products to include offerings for the solar industry, including the measurement of solar wafer thickness.

The Semiconductor and Solar Metrology Systems include the following products:

Proforma 200SA/300SA:

Semi-automated Proforma 300SA
Microchips drive the sophisticated electronic devices we use today. These tiny chips are created from larger wafers, which must meet high quality standards. Our Proforma series of products quickly analyze wafer quality to help improve process line efficiency.

The Proforma 200SA/300SA is a semi-automated thickness measurement system capable of handling state-of-the-art 200 mm and 300mm wafers using defined and ASTM/SEMI standard patterns. Summary information is provided in standard export formats along with 3-dimensional images of the wafers for advanced analysis.

This series of products is built around MTI Instrument’s exclusive push-pull measurement technology which produces more accurate results than other methods.

Additionally, the Proforma 300SA comes with an easy to use and set-up Windows® user interface.

Proforma 300:

The Proforma 300 is an easy-to-use, manual tool that accepts any wafer size and can measure a number of different materials without recalibrating or electrically grounding the wafers.

Portable and easy to set up, the Proforma 300 provides the user precise non-contact measurements at critical points throughout the wafer manufacturing process. Thickness and TTV values are obtained by placing the wafer between MTI Instruments' non-contact capacitance probes. The Teflon coated wafer stage allows for easy, non-abrasive positioning of the wafer, while removable locating pins can be used for precise center thickness measurements. Thickness and TTV values are indicated on the high resolution LCD display.
ProformaTM 300

PV-1000:

PV-1000
The PV-1000 series brings our 40+ years of precision measurement experience to a line of products specifically designed for the photovoltaic/solar industry. The PV-1000 is incorporated into solar cell production lines to help manufacturers quickly determine quality control issues. High speed, multi-channel thickness, TTV and bow measurements are accomplished in real time at speeds up to 5 wafers per second.

Ideal for both process development and production environments, the PV-1000 solar wafer measurement module fits anywhere on the production line. Its modular design offers expandability to meet our customers’ current and future measurement demands. The system uses an integrated data acquisition package and control electronics to analyze and transmit wafer data via the on-board Ethernet port. Additionally, the PV-1000 allows for remote monitoring in production areas.

Aviation Balancing Systems: The computer-based PBS products automatically collect and record aircraft engine vibration data, identify vibration or balance trouble in an engine, and calculate a solution to the problem. These units are used and recommended by major aircraft engine manufacturers and are also used extensively by the U.S. Air Force, other military and commercial airlines and gas turbine manufacturers.

Our aviation balancing systems products include vibration analysis and engine trim balance instruments and accessories for commercial and military jets. These products are designed to quickly pinpoint engine problems and eliminate unnecessary engine removals. Selected products in this area include:

PBS-4100+ Portable Balancing System
PBS-4100+ Portable Balancing System:

The portable PBS-4100 Plus detects if an engine has a vibration problem or a trim balance problem and provides a solution, resulting in reduced engine vibration, longer engine life, and lower fuel costs.

MTI Instruments also makes a PBS-4100R rack mounted system which offers the same features and functions as the portable PBS-4100 Plus with added data channels, speed input channels, DC outputs and diagnostic options. It is used in test cell or other fixed installations and can be configured and operated remotely.

TSC-4800A Tachometer Conditioner:

Additionally, targeted for operators of Engine Test cells where accurate and reliable conditioning of speed signals is essential, MTI Instruments has designed the TSC-4800A Tachometer Conditioner to detect and condition signals for monitoring, measuring, and indicating engine speeds. During the testing of advanced aircraft engines, speed signals are monitored and recorded by a large number of different instruments. The TSC-4800A features multiple output circuits that provide more than 10 different signals types for the monitoring devices. The TSC-4800A Tachometer Conditioner leverages design technologies developed for the PBS-4100R+ systems and offers web-based control. It features firmware based circuitry to determine the nature of the speed signals and the required conditioning algorithms. Advanced filtering, threshold detection and noise controls are also a benefit of the new firmware technologies. The firmware based design also ensures that evolving detection and conditioning requirements for future engine designs will be met with easily accomplished firmware refreshes.
TSC-4800A Tachometer Signal Conditioner

1510A
1510A Calibrator:

The PBS family of products includes a 1510A calibrator – a product that automatically performs a complete calibration check of the PBS unit which otherwise would take hours. The 1510A calibrator emits precise, NIST traceable, output voltage signals including voltage levels, frequency, waveshape and phase that allow for easy calibration of the PBS-4100+. If the PBS unit is out of tolerance, the calibration function automatically performs a second set of tests to determine calibration factors, which are automatically stored in the instrument.

Marketing and Sales

We market our products and services using channels of distribution specific to each of our product groups and customer base. The precision instruments group markets it products through a combination of manufacturer representatives in the United States and distributors overseas. The semiconductor and solar metrology systems group markets its products directly to end customers in the United States and internationally through distributors, while the aviation balancing systems group primarily sells direct to the end user.

To supplement these efforts, the company utilizes both commercial and industrial search engines, targeted newsletters and appropriate trade shows to identify and expand its customer base.

Comparisons of sales by class of products, which account for over 10 percent of MTI Instrument’s sales, are shown below for the years ended December 31:

	2010		2009		2008
(Dollars in thousands)	Sales	%	Sales	%	Sales	%
Aviation Balancing Systems	$3,007	41.89%	$2,768	44.19%	$1,977	31.76%
Precision Instruments	2,804	39.06	2,619	41.81	2,983	47.93
Semiconductor and Solar Metrology	1,368	19.05	876	14.00	1,264	20.31
Total	$7,179	100.00%	$6,263	100.00%	$6,224	100.00%

Product Development and Manufacturing

MTI Instruments conducts research and develops technology to support its existing products and develop new ones. Management believes that the success of the enterprise depends to a large extent upon innovation, technological expertise and new product development.

Our most recent product offerings include:
  In aviation balancing systems, the introduction of the TSC-4800 Tachometer Signal Conditioner for the characterization of engine speeds as well as the PBS-4100+, an advanced and compact portable jet engine balancing and vibration diagnostics system for use by both military and commercial carriers.

  In the precision instruments area, the addition of the tensile stage products tailored to both academia and industry for the characterization and investigation of material properties.

  In the semiconductor and solar metrology systems, for 2009, the introduction of the PV 1000 product line servicing the solar cell manufacturing industry.

  MTI Instruments also added the 1515 low-noise amplifier to its’ Accumeasure product line, which is designed to meet the stringent requirements of brake rotor measurement applications in the automotive industry.

We seek to achieve a competitive position by continuously advancing our technology, producing new state of the art precision measurement equipment, expanding our worldwide distribution, and providing intimate customer support and product customization.

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

Significant Customers

MTI Instruments’ largest customer is the U.S. Air Force. We also have strong relationships with companies in the manufacturing, semiconductor, automotive, aerospace, aircraft and research industries. In 2010, the U.S. Air Force accounted for $1.6 million or 22.0% of product revenues; in 2009, it accounted for $1.2 million or 19.0% of product revenues; and in 2008, it accounted for $974,000, or 15.7%, of product revenue.

Recent Contracts

In 2009, MTI Instruments was awarded a multi-year U.S. Air Force contract to service and repair its existing fleet of PBS-4100 jet engine balancing systems with the latest diagnostic and balancing technology, which could potentially generate up to a total of $6.5 million in sales for the Company between 2009 and 2014. As of December 31, 2010, MTI Instruments had recorded $1.8 million in orders, approximately 28.2% of the five-year contract’s total value.

In 2007, we were awarded a multi-year U.S. Air Force contract for the purchase of up to $2.3 million in PBS4100+ portable aircraft engine balancing systems. As of December 31, 2010, we had recorded $2.2 million in orders, approximately 94.2% of the three-year contract’s total value.

Competition

We are subject to competition from several companies, many of which are larger than MTI Instruments and have greater financial resources. MTI Instruments’ competitors include KLA-Tencor, Sigma Tech Corporation, E+H Eichhorn+Hausmann GmbH, Chadwick-Helmuth Company, Inc., ACES Systems, Micro-Epsilon, and Keyence Corporation.

The primary competitive considerations in MTI Instruments’ markets are product quality, performance, price, timely delivery, and the ability to identify, pursue and obtain new customers. MTI Instruments believes that its employees, product development skills, sales and marketing systems and reputation are competitive advantages.

The New Energy Segment

MTI Micro is developing and commercializing off-the-grid power solutions for various portable electronic devices. Our patented proprietary direct methanol fuel cell (dmfc) technology platform called Mobion®, converts 100% methanol fuel to usable electricity capable of providing continuous power as long as necessary fuel flows are maintained. Our proprietary fuel cell power solution consists of two primary components integrated into an easily manufactured device: the direct methanol fuel cell power engine, which we refer to as our Mobion® Chip, and methanol fuel cartridges. Our current Mobion® Chip is small enough to fit in the palm of one’s hand. The methanol used by the technology is fully biodegradable. We have demonstrated power density of over 100 mW/cm 2, while producing more than 1,800 Wh/kg or 1.4 Wh/cc of fuel from its direct methanol fuel feed, which we believe is the highest performance achieved in a vapor-feed, passive water management direct methanol fuel cell, which should allow for more dense micro fuel cell systems. For these reasons, we believe our technology has the potential to offer several significant advantages to users in the military, industrial and the consumer markets when used on portable devices such as military sensors, global positioning systems (gps), smart phones, digital cameras, portable gaming devices, e-readers and power accessories for other portable devices. We believe our platform will facilitate further developments of numerous electronic product advantages, including smaller size, environmental friendliness, grid-free power, greatly extended run-time of current portable devices, and simplicity of design, all critical for commercialization in the consumer market. We also believe our platform can be implemented as three different product options: a handheld power generator for consumer and military electronic devices, a snap-on or attached power accessory for the industrial market, or an embedded fuel cell in handheld devices. We have strategic agreements with a global Japanese consumer electronics company; with a U.S. based developer and marketer of universal chargers, with a global power tool manufacturer and a letter of intent with Duracell, part of the Procter & Gamble Company. Our goal is to become a leading provider of portable power for various types of electronic devices.

Our Mobion® technology is protected by a patent portfolio that includes 54 US patents and 5 Patent Cooperation Treaty Foreign patents issued, covering five key technologies and manufacturing areas, one of which is the process that eliminates the need for active water recirculation pumps or the inclusion of water as a fuel dilutant. The water required for the electrochemical process is transferred internally within the Mobion® Chip from the site of water generation on the air-side of the cell. This internal flow of water takes place without the need for any pumps, complicated re-circulation loops or other micro-plumbing tools.

Industry Background

Technological advances in semiconductor manufacturing, LCD displays, memory costs and availability, wireless technologies, and software applications have resulted in a dramatic increase in the number of portable electronic devices, their usage, and especially, their power requirements. In addition, there are a number of new handheld electronic devices, such as smart phones, mobile phone accessories, digital cameras, portable gaming devices, e-readers and other portable devices that have been introduced into the market. Demand for these portable electronics that offer an enhanced experience include the ability to communicate any time, anywhere and have effectively enabled the creation of an “always-on” environment independent of location. This trend towards increased functionality in portable electronic devices has led to a “power gap” in which the disparity between a device’s power supply, typically a rechargeable lithium-ion battery, and its power need, is growing. This power gap leads to a need for the end user to plug in their devices to the electrical grid more frequently, which limits the ability to use these electronic devices where and when needed.

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

Our Solution

At the core of our solution is our proprietary Mobion® Chip engine, a design architecture that embodies a reduction in the size, complexity, and cost of fuel cell construction, which results in a reliable, manufacturable, and affordable power solution that we believe provides higher energy density and portability over competing portable power technologies. Our proprietary fuel cell power solution consists of two primary components integrated in an easily manufactured device: the direct methanol fuel cell power engine, which we refer to as our Mobion® Chip, and methanol replacement cartridges. Our Mobion® Chip is small enough to fit in the palm of one’s hand. For these reasons, we believe that our Mobion® platform is ideally suited to provide a replacement or go along with rechargeable batteries. Based upon our ability to provide a compact, efficient, clean, safe, and long-lasting power source, we intend to initially target power solutions for applications such as universal handheld power generators, military equipments, power tools, remote sensors, smart phones, mobile phone accessories, digital cameras, portable gaming devices, e-readers and other portable devices.

For handheld consumer electronic applications, we have demonstrated power density of over 100 mW/cm 2 with energy efficiencies of 1.4 Wh/cc of fuel, which is a direct result of our Mobion® platform’s ability to use 100% methanol – a widely available, environmentally friendly, inexpensive, and biodegradable fuel. These advantages result in higher energy density and reduced size, cost, and complexity of our power solution offering consumers portable on-demand power, independence from power outlets, and freedom from the need to constantly recharge their devices.

Our Strategy

Our goal is to become a leading provider of portable power for various electronic devices. Key elements of the MTI Micro strategy designed to achieve this objective include the following:

Business Focus. We are focusing our efforts on the development and commercialization of our portable power source products. Our fuel cell features a flexible architecture that is applicable to various kinds of electronic devices. We continue to partner with various OEM’s that will co-develop the integration of Mobion® into their devices.

Design for Mass Manufacturing. Our portable power source products will be manufactured using standard processes, such as injection molding and automated test and assembly, which are broadly employed throughout the electronics manufacturing industry. In preparing Mobion® for commercialization, our current Mobion® Chip is designed for mass manufacturing. In addition, we have continued integrating more functionality into our Mobion® Chip while reducing its part count to one piece. Our current Mobion® Chip is small enough to fit in the palm of a hand.

Outsource Manufacturing. We plan to outsource manufacturing of our products to allow us to expand rapidly and diversify our production capacity. This strategy should allow us to maintain a variable cost model in which we do not incur most of our manufacturing costs until our proprietary fuel cell power solution has been shipped and billed to our customers. We intend to concentrate on our core competencies of research and development and product design. This approach should reduce our fixed capital expenditures and allow us to efficiently scale production.

Utilize our Technology to Provide Compelling Products. We plan to utilize our intellectual property portfolio and technological expertise to develop and offer portable power source products across multiple electronic device markets. We intend to employ our technological expertise to reduce the overall size and weight of our portable power source products while increasing their ease of manufacturing, power capacity, and power duration and decreasing their cost. We believe that these efforts will enable us to meet customer expectations and to achieve our goal of supplying on a timely and cost-effective basis an environmentally friendly portable power source products to our target markets. We believe our products will offer advantages in terms of performance, functionality, size, weight, and ease of use.

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

Develop Strong Customer Relationships. We plan to develop strong and long-lasting customer relationships with leading electronic device OEMs and to provide them with power solutions for their products. We believe that our portable power source products will enable our OEM customers to deliver a more positive user experience and to differentiate their products from those of their competitors. We will attempt to enhance the competitive position of our customers by providing them with innovative, distinctive, and high-quality portable power supply products on a timely basis. We will work continually to improve our portable power source products, reduce costs, and accelerate the speed of delivery of our products while addressing the power requirements and compatibility they need.

Pursue Strategic Relationships. We intend to develop and expand strategic relationships to enhance our ability to offer value-added customer solutions, penetrate new markets, and strengthen the technological leadership of our portable power source products.

Products

MTI Micro is developing three product categories of our Mobion® technology: (i) external power charger products, (ii) snap-on or attached power source products, and (iii) embedded power source products. In addition, we are working with our strategic partners and suppliers to develop removable methanol cartridges that will be used to fuel our portable power source products.

External Power Charger: Our design for an external power charger is a standalone device that uses a standard and widely used universal serial bus (usb) interface as a power output connector that can be used to recharge handheld mobile devices. Our current design for the device is roughly the size of two decks of playing cards (see photo below) and employs a 100% methanol fuel cartridge. For each removable cartridge, our current prototype external power charger provides up to one month of power for the typical mobile phone. Our device is designed to provide 2.5 watts of power output from its USB interface and also offer fast charge, ultra-long run time and self-charging modes.

Mobion® external power charger with removable cartridge prototype

Snap-on or Attached Power Source Products: Similar to aftermarket battery attachments, our snap-on direct methanol fuel cell power solution is an attached power supply that is compatible with existing portable electronic devices and offers users extended run-time power. In this category, we envision a number of product applications, including attachments for digital cameras, portable media players, GPS devices, and other consumer and electronic products. Our initial prototype is a direct methanol fuel cell camera-grip (see photo below) that replaces comparable rechargeable lithium-ion battery-pack grips and is designed to provide twice as much energy as similar rechargeable lithium-ion battery-based products. Our Mobion® direct methanol fuel cell camera grip allows photographers the benefits of extended usage plus the freedom to refill using a methanol cartridge rather than by plugging into a wall outlet.

Sample Mobion® attached power source camera-grip prototype

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

Prototype of a GPS unit with an embedded Mobion® power source

We have also developed an embedded fuel cell concept model designed for a smart phone (see photo below) and believe that this concept model highlights the anticipated future product direction for our portable power source products in the consumer market.

Concept model of a smart phone with an embedded Mobion® power source

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

  Power density. Our products have demonstrated power density of over 100 mW/cm2 and high energy efficiencies of 1.4 Wh/cc of methanol.

  Power duration. Our products do not limit power capacity found with a typical battery that just stores electricity. Our product continually generates electricity as you refuel with methanol.

  Ease of manufacturing. Our products will be manufactured using traditional injection molding techniques and system assembly operations that should easily transfer to mass-manufacturing production lines.

  Safety. Our products will utilize methanol fuel cartridges, which have been determined by the ICAO (International Civil Aviation Organization) and the US DOT to be safe; methanol cartridges can be carried on airplanes. In addition, methanol does not require storage under pressure or at low temperatures.

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

A direct methanol fuel cell relies upon the reaction of water with methanol at the catalytic anode layer to release protons and electrons and to form carbon dioxide. The electrons pass through a circuit and generate electricity that can be used to power external devices. The protons generated through this reaction pass through the proton exchange membrane to the cathode, where they combine to form water. The anode and cathode layers of a direct methanol fuel cell are usually made of platinum ruthenium particles and platinum particles embedded on either side of a proton exchange membrane.

Strategic Agreements

In the second half of 2010, we entered into a third phase developmental contract with a leading global power tool manufacturer to evaluate our product for their future cordless power tool products. The initial agreement was entered into on April 21, 2009 for a preliminary evaluation, with the second phase contract signed in 2010. Because of Mobion®’s flexible architecture, we were able to pursue opportunities beyond the consumer electronics market.

On October 26, 2010, MTI Micro was awarded a firm fixed contract from a United States Department of Defense agency for the development of proof of concept fuel cells for technical testing and subsequent demonstration in a capabilities based experiment. The total contract is expected to provide an additional $100 thousand in revenues for MTI Micro.

On July 28, 2010, MTI Micro was awarded a cost share funding grant of $296 thousand from the New York State Energy Research and Development Authority (NYSERDA). MTI Micro has billed $290 thousand for work performed through December 31, 2010.

On April 16, 2009, we entered into a $4.8 million cost-shared development contract with the U.S. Department of Energy, or the DOE, for the commercialization of our Mobion® product solutions, with $2.4 million in funds available under this program. On April 30, 2010, MTI Micro was approved for an extension of this grant with additional funds available of $594 thousand. Through December 2010, the DOE has authorized $2.9 million of reimbursement for costs, with $6 thousand remaining on the contract. This contract expires on March 31, 2011.

On October 31, 2008, we signed an agreement with a U.S. based developer and marketer of universal chargers to evaluate the feasibility, development and production of our Mobion® products. This agreement, which took effect on August 29, 2008, will enable us to collaborate with this developer to evaluate and adopt our Mobion® technology for use with a number of their products.

On September 10, 2008, MTI Micro and Duracell, part of The Gillette Company, which is part of the Procter & Gamble Company (“Duracell”) entered into a letter of intent whereby both parties agreed to explore a new relationship to collaborate on the market development and commercialization of Mobion® based fuel cell systems and methanol fuel cartridges for the consumer market.

Additionally, during the second half of 2010, we have deployed production ready units for evaluation and field testing with ten leading OEMs and seven governmental agencies, including multiple agencies within the Department of Defense. If the field testing is successful, we believe our OEMs and governmental agencies may sign supply agreements or product customization contracts with MTI Micro for final production of our Mobion® platform.

Manufacturing

We plan to outsource manufacturing of our portable power source products through third-party relationship contract manufacturers. We believe this strategy will provide us with a business model that allows us to concentrate on our core competencies of research and development and technological know-how and reduce our capital expenditures. In addition, this strategy will significantly reduce our working capital requirements for inventory because we will not incur most of our manufacturing costs until we have actually shipped our portable power source products to our customers and billed those customers for those products. To date, we established an internal developmental pilot production line to test our design and engineering capabilities and a representative office in Shanghai to facilitate our efforts to develop relationships with manufacturers and low cost component suppliers in China. We intend to rely upon third parties to forecast production requirements and have established the basic design, function, and performance of our in-house engineering capabilities to foster the successful commercialization of our products.

The commercialization of our Mobion® power solution will depend upon our ability to reduce the costs of our portable power source products, as they are currently more expensive than existing rechargeable battery technologies. In addition, we continue to work on enhancing our Mobion® power source design, including our Mobion® Chip, to ensure its manufacturability (including engineering, verification and product testing), design for assembly, design for testability, and design for serviceability, all of which are critical to successful high-volume production.

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

We build awareness in our target markets through a series of targeted campaigns, which include our website, e-mails, conferences, tradeshows, and other standard marketing efforts. In addition, we provide progress reports on our Mobion® developments through a wide array of publications, active public relations, updates with industry analysts and the investment community, and speaking engagements.

In addition, we plan to sell our products in the military market, with minor modifications, as a power accessory meeting military specifications and power requirements. We believe the reduced size and weight of our power solution is a benefit compared to the current batteries used by the military. We plan to generate sales to the military market through direct sales, system integration companies, and outside sales representatives that specialize in government contracts.

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

Product Development

We have improved the capabilities of our Mobion® Chip technology which we expect will continue to evolve as we integrate greater functionality into our designs. This continuous iterative integration process is intended to reduce the size, simplify the design and construction, and reduce assembly complexity of our technology. We continue to improve the product design of the Mobion® Chip and believe that future product generations will deliver performance improvements in terms of energy density, size, weight, and power duration. Additionally, we have improved on our development of interchangeable methanol fuel cartridges for use with our Mobion® devices.

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

As of December 31, 2010, MTI Micro had filed over 106 U.S. patent applications, 54 of which have been awarded. Of the awarded patents, 44 are assigned to us and 10 are assigned to Duracell as part of our strategic alliance agreement with them. We have filed 33 Patent Cooperation Treaty Applications in multiple countries, including Japan, the European Union, South Korea and Australia, 5 of which have been issued. We have developed a portfolio of patent applications in areas including fuel cell systems, fuel refill and packaging, fuel, components, manufacturing processes, and system packaging.

Research and Development

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

MTI, through its subsidiaries, MTI Micro and MTI Instruments, has incurred research and development costs of approximately $8.3 million, $5.4 million and $3.9 million for the years ended December 31, 2008, 2009, and 2010, respectively. We expect to continue to invest in research and development in the future.

Employees

As of December 31, 2010, we had 51 employees. Of these employees, 14 were involved in our new energy segment and 35 were involved in our test and measurement instrumentation business. Two of our employees are also involved in corporate functions.

Properties

We presently lease two premises in the United States and one office in Shanghai, China. MTI Instruments is located at 325 Washington Avenue Extension, Albany, New York. This premise consists of approximately 17,424 useable square feet of space, with the lease expiring in late 2014. MTI Micro and MTI are located at 431 New Karner Road, Albany, NY. This premise consists of approximately 20,000 useable square feet of space. The current lease expired in February 2011 and negotiations are ongoing at this time. Together, the premises are adequate for our current and foreseeable needs. The office in Shanghai, China is a representative office, with approximately 310 usable square feet of space. The lease expires in March of 2011. A search is being conducted for new space more conducive for our current needs.

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

  the dependence of our test and measurement instrumentation business on a small number of customers and potential loss of government contracts;

  our need to raise additional financing for our new energy segment;

  our ownership position in MTI Micro may be reduced further as a result of our need to seek external financing for MTI Micro’s operations;

  risks related to developing Mobion® direct methanol fuel cells and whether we will ever successfully develop reliable and commercially viable Mobion® fuel cell solutions;

  our portable power source products or our customers’ products that utilize our portable power source products may not be accepted by the market;

  our inability to build and maintain relationships with our customers;

  our lack of experience in manufacturing fuel cell systems on a commercial basis;

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

  our dependence on OEMs integrating Mobion® fuel cell systems into their devices;

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

We have incurred recurring net losses, including net losses of $12.5 million in 2008, $3.1 million in 2009, and $1.8 million in 2010. As a result of ongoing operating losses, we had an accumulated deficit of approximately $122 million as of December 31, 2010. Subject to cash availability, we expect to continue to make significant expenditures and incur substantial expenses as we develop and commercialize our proposed portable power source products; develop our manufacturing, sales, and distribution networks; implement internal systems and infrastructure; and hire additional personnel. As a result, we expect to continue to incur significant losses as we execute our plan to commercialize our portable power source business and may never achieve or maintain profitability. We will be unable to satisfy our current obligations solely from cash generated from operations or become profitable until we successfully commercialize our portable power source business. If we continue to incur substantial losses and are unable to secure additional financing, we could be forced to discontinue or curtail our business operations; sell assets at unfavorable prices; or merge, consolidate, or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

At present, the Company does not expect to continue to fund MTI Micro on a long-term basis. Based on the Company’s projected cash requirements for operations and capital expenditures and its current cash and cash equivalents of $1.1 million at December 31, 2010, management believes it will have adequate resources to fund its current operations, excluding MTI Micro operations, but there can be no assurance. Since the company will no longer fund MTI Micro, the subsidiary has sought other sources of funding, but there is no assurance that such funding will be available on acceptable terms, if at all.

Our ownership position in MTI Micro may be reduced as a result of external financing for MTI Micro's operations, which could limit our ability to control the operations.

As of December 31, 2010, we owned approximately 50.6% of the outstanding equity in MTI Micro and have control over the operations of this subsidiary.

In September 2008, MTI Micro executed a Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement”), Secured Convertible Promissory Note Agreements (the “Bridge Notes”), Security Agreement (the “Security Agreement’) and Warrant Agreements (the “Warrants”). The investors (the “Bridge Investors”) included MTI, in the form of conversion of existing debt of $700 thousand, Dr. Walter L. Robb, a member of the Company’s and MTI Micro’s Boards of Directors, and Counter Point Ventures Fund II, LP (Counter Point). Counter Point is a venture capital fund sponsored and managed by Dr. Walter L. Robb. The Bridge Notes, along with amendments in 2009, allowed MTI Micro to borrow up to an aggregate of $3.5 million, including conversion of the outstanding debt totaling $700 thousand owed to the Company. Effective December 4, 2009, MTI Micro had sold all additional Bridge Notes. The Bridge Notes had an interest rate of 10%, compounded annually.

In December 2009, MTI Micro entered into a Secured Convertible Promissory Note Negotiated Conversion Agreement (the “Conversion Agreement”) with the Company and the other Bridge Investors. The parties agreed to, among other things, convert the aggregate principal and accrued interest amount of $3,910,510 outstanding under the Bridge Notes into an aggregate of 55,864,425 shares of Common Stock of MTI Micro using a conversion price per share of $0.07 (the “Negotiated Conversion”). Warrants to purchase MTI Micro common stock at $0.07 per share were issued to Bridge Investors for an aggregate of 5,081,237 shares. As an incentive for MTI Micro to agree to the terms of the Negotiated Conversion, MTI Micro, the Company and the Bridge Investors also agreed that immediately prior to the consummation of the Negotiated Conversion, MTI Micro would issue to each current MTI Micro stockholder (including the Company), without consideration, a warrant (“Micro Warrant”) exercisable after one (1) year for up to 50% of the aggregate number of shares of Common Stock each such MTI Micro stockholder currently held in MTI Micro, at $0.07 per share and with a term of seven (7) years. Accordingly, immediately prior to the consummation of the Negotiated Conversion on December 9, 2009, MTI Micro issued Micro Warrants exercisable for an aggregate of 32,779,310 shares of MTI Micro Common Stock.

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

In January 2010, MTI Micro entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with Counter Point Ventures Fund II, L.P. (“Counter Point”). Pursuant to the Purchase Agreement, MTI Micro issued and sold to Counter Point 28,571,429 shares of common stock of Micro at a purchase price per share of $0.07, over a period of twelve months, and 5,714,286 warrants (“Warrants”) to purchase shares of Micro Common Stock at an exercise price of $0.07 per share. After the sale of all stock and warrants under the Purchase Agreement, the Company continued to hold an aggregate of 55.8% of the fully-diluted common stock of MTI Micro, excluding stock options outstanding.

On February 9, 2011, MTI Micro entered into Amendment No. 1 to Common Stock and Warrant Purchase Agreement (the “Amendment”) with Counter Point. The Amendment allows MTI Micro to draw down $450 thousand through June 30, 2011 in exchange for 6,428,574 shares of MTI Micro Common Stock and 1,285,715 warrants. The funds are available through monthly “Closings”, with the amount available of $90 thousand for the month of February, $45 thousand for the month of March, and $105 thousand for the months of April through June.

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

As a result of the financing mentioned above or the exercise of outstanding stock options, the Company is expected to be further diluted and will likely experience a change of ownership position in MTI Micro.

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
There is no guarantee that resources will be available to MTI Micro on terms acceptable to it, or at all, or that such resources will be received in a timely manner, if at all, or that MTI Micro will be able to reduce its expenditure run-rate without materially and adversely affecting its business. MTI Micro had cash and cash equivalents as of December 31, 2010 of $198 thousand. Additionally, in January 2011, MTI Micro received the final drawdown from the Purchase Agreement of $113 thousand, $77 thousand from NYSERDA, and in February 2011 received the first drawdown of the Amendment of $90 thousand. MTI Micro also has $35 thousand in both billable and outstanding invoices on the NYSERDA contract, $6 thousand on the DOE contract and $360 thousand remaining on the Amendment, available to it through monthly closings through June 30, 2011.

In order to conserve cash and extend operations while we pursue any additional necessary financing, we have reduced operating expenses effective January 1, 2011. There is no assurance that funds raised in any financing will be sufficient, that the financing will be available on terms favorable to us or to existing stockholders and at such times as required, or that we will be able to obtain the additional financing required for the continued operation and growth of our business. During the last twenty eight months, MTI Micro has raised $4.7 million in external debt and equity financing. If we raise additional funds by issuing equity securities, MTI Micro’s stockholders will experience further dilution. Additional debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity financing may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets or delay, reduce the scope of or eliminate some or all of our research and development programs, or discontinue our portable power source business. Without other resources, management currently believes it will need to make significant changes to its operations before the third quarter of 2011.

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
In addition, our test and measurement instrumentation products can be sold in quantity to a relatively few number of customers, resulting in a customer concentration risk. This business experienced a significant decline in sales in 2008 with comparable sales in 2009, and a sales growth of $900 thousand for 2010. The further loss of any significant portion of such customers or a material adverse change in the financial condition of any one of these customers could have a material adverse effect on our business.

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
Additionally, our technology is new and complex, and there may be technical barriers to the development of our portable power source products. The development of our portable power source products may not succeed or may be significantly delayed. Our portable power source products will be produced through manufacturing arrangements that have not been finalized or tested on a commercial scale. If we fail to successfully develop or experience significant delays in the development of our portable power source products, or if there are significant delays in commercialization, we are unlikely to recover those losses, thus making it impossible for us to become profitable through the sales of these products. This would materially and adversely affect our business and financial condition. If adequate funds are not available by the second quarter of 2011, we may have to delay development or commercialization of our portable power source products, or license to third parties the rights to commercialize products or technologies that we would otherwise seek to commercialize. Any of these factors could harm our business and financial condition.

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

As of December 31, 2010, it is estimated that MTI has net operating loss carryforwards of approximately $51.9 million and MTI Micro has net operating loss carryforwards of approximately $15.3 million As a result of the conversion of the bridge notes in December 2009, MTI no longer maintained an 80% or greater ownership in MTI Micro. Thus, MTI Micro is no longer included in Mechanical Technology, Inc. and Subsidiaries' consolidated federal and combined New York State tax returns, effective December 9, 2009. Also as a result of the conversion of the bridge note, MTI Micro may have experienced a Section 382 ownership change, which would further reduce their NOLs by an estimated $6.7 million. Our ability to utilize both the MTI and MTI Micro NOL carryforwards, including any future NOL carryforwards that may arise, may be limited by Section 382 of the Internal Revenue Code of 1986, as amended, if we or MTI Micro undergo any further “ownership changes” as a result of subsequent changes in the ownership of our outstanding common stock pursuant to the exercise of the warrants, the conversion of the MTI Micro’s bridge notes, or otherwise. A corporation generally undergoes an “ownership change” when the ownership of its stock, by value, changes by more than 50 percentage points over any three-year testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL carryforwards and certain recognized built-in losses.

Pursuant to the Internal Revenue Service's consolidated tax return regulations (IRS Regulation Section 1.1502-36), upon MTI Micro leaving the Mechanical Technology, Inc. and Subsidiaries consolidated group, MTI has elected to reduce a portion of its stock tax basis in MTI Micro by "reattributing" a portion of MTI Micro's net operating loss carry forwards to MTI, for an amount equivalent to its built in loss amount in MTI's investment in MTI Micro's stock. As the result of MTI making this election with its December 31, 2009 tax return, MTI reattributed approximately $45.2 million of MTI Micro's net operating losses (reducing its tax basis in MTI Micro's stock by the same amount), leaving MTI Micro with approximately $13 million of separate company net operating loss carry forwards at the time of conversion of the Bridge Notes. However, as noted above, as the result of a potential Section 382 limitation, caused by the conversion, it is estimated that at least $6.69 million of these net operating losses may expire prior to utilization.

Our common stock was delisted from the NASDAQ Stock Market, which has adversely affected the price of our stock and the ability of our stockholders to trade in our stock.

In April 2009, we voluntarily delisted our common stock from the NASDAQ Stock Market to reduce expenses and to avoid a likely involuntary delisting for failure to comply with the continued listing requirements. Our common stock subsequently began trading on the Pink Sheets under the symbol “MKTY PK.” As a result of the delisting, the liquidity in our stock has decreased, which adversely affected the price of our stock, which may make it more difficult for you to trade in our stock.

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

Many manufacturers of portable electronic devices have well-established relationships with competitive suppliers. Penetrating these markets will require us to offer better performance alternatives to existing solutions at competitive costs. The failure of any of our target markets to continue to expand, or our failure to penetrate these markets to a significant extent, will impede our potential sales growth. We cannot predict the growth rate of these markets or the market share we will achieve in these markets in the future.

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

Our success and ability to compete depends in part upon our ability to maintain the proprietary nature of our technologies. We rely on a combination of patent, trade secret, copyright, and trademark law and license agreements, as well as nondisclosure agreements, to protect our intellectual property. These legal means, however, afford only limited protection and may not be adequate to protect our intellectual property rights. We cannot be certain that we were the first creator of inventions covered by pending patent applications or the first to file patent applications on these inventions. In addition, we cannot be sure that any of our pending patent applications will issue. The United States Patent and Trademark Office or other foreign patent and trademark offices may deny or significantly narrow claims made under our patent applications and, even if issued, these patents may be successfully challenged, designed around, or may otherwise not provide us with any commercial protection.

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

We transact our business predominantly in U.S. dollars and bill and collect our sales in U.S. dollars. In 2010, approximately 30% of our revenue was from customers outside of the United States. A weakening of the dollar could cause our overseas vendors to require renegotiation of either the prices or currency we pay for their goods and services. Similarly, a strengthening of the dollar could cause our products to be more expensive for our international customers, which could cause the demand for our products and our revenue to decline.

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

Item 2: Properties

We lease office, manufacturing and research and development space in the following locations:

			Approximate Number of
Location	Segment	Primary Use	Square Feet	Lease Expiration
Albany, NY	Test and Measurement	Manufacturing, office and sales	17,400	November, 2014
	Instrumentation
Albany, NY	New Energy	Corporate headquarters, office and	20,000	February, 2011
		research and development
Shanghai,	New Energy	Representative office	300	March, 2011
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

Item 4: Reserved

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

Our common stock is traded on the OTC Markets at PinkSheets.com under the symbol “MKTY.PK”. The following table sets forth the high and low sale prices of our common stock as reported by Pink Sheets for the periods indicated:

	High	Low
Fiscal Year Ended December 31, 2009
First Quarter	$1.87	$.75
Second Quarter	1.00	.10
Third Quarter	1.90	.51
Fourth Quarter	1.54	.30

Fiscal Year Ended December 31, 2010
First Quarter	$1.13	$.66
Second Quarter	.90	.42
Third Quarter	.80	.25
Fourth Quarter	.89	.55

Item 6: Selected Financial Data

The following table sets forth our summary consolidated financial data for the fiscal years ended December 31, 2008, 2009 and 2010 which was derived from our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. We derived our summary consolidated financial data for the years ended December 31, 2006 and 2007 set forth in the following table from our audited consolidated financial statement not included in this report. You should read the following summary consolidated financial data together with the information under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements, including the related notes thereto.

(In thousands, except per share data)	Years Ended December 31,
	2006	2007	2008	2009	2010
Statement of Operations Data
Product revenue	$7,667	$9,028	$6,224	$6,263	$7,179
Funded research and development revenue	489	1,556	1,154	2,043	1,234
Gain (loss) on derivatives	182	2,967	655	(29)	(3)
Net gain on sale of securities available for sale	4,289	2,549	1,018	—	—
(Loss) income from continuing operations before income taxes,
equity in holdings’ losses and non-controlling interest	(12,980)	(7,609)	(10,760)	(3,572)	(3,392)
Income tax (expense) benefit	(1,895)	(2,548)	(2,004)	208	(4)
Non-controlling interests in losses of consolidated subsidiary	1,208	582	260	265	1,638
Net loss	(13,667)	(9,575)	(12,504)	(3,099)	(1,758)

Basic and Diluted Loss Per Share
Loss from continuing operations	$(3.46)	$(2.01)	$(2.62)	$(0.65)	$(0.37)
Loss per share	$(3.46)	$(2.01)	$(2.62)	$(0.65)	$(0.37)

Balance Sheet Data (as of period end):
Working capital	$23,076	$11,347	$252	$1,163	$1,534
Securities available for sale	10,075	4,492	—	—	—
Total assets	33,811	18,716	5,511	3,741	3,601
Total long-term obligations	3,664	904	254	—	—
Total stockholders' equity (deficit) before non-controlling interest	22,871	13,803	1,515	(1,135)	(1,446)

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

Overview

MTI operates in two segments, the Test and Measurement Instrumentation segment, through MTI Instruments, Inc. (MTI Instruments), and the New Energy segment conducted through MTI MicroFuel Cells, Inc. (MTI Micro).

Test and Measurement Segment – MTI Instruments is a worldwide supplier of metrology, portable balancing equipment and inspection systems for semiconductor wafers. Our products use state-of-the-art technology to solve complex real world applications in numerous industries including automotive, semiconductor, solar cell manufacturing, commercial and military aviation and data storage. We are continuously working on ways to expand our sales reach, including more sales coverage in Europe and Asia, as well as a focus on internet marketing.

Our test and measurement segment has three product groups: precision instruments, semiconductor and solar metrology systems, and aviation balancing systems. Our products consist of electronic, computerized gauging instruments for position, displacement and vibration applications for the design, manufacturing/production and test markets; metrology tools for wafer characterization of semiconductor and solar wafers; tensile stage systems for materials testing at academic and industrial settings; and engine balancing and vibration analysis systems for both military and commercial aircraft.

We currently have a multi-year U.S. Air Force contract to service and repair its existing fleet of PBS-4100 jet engine balancing systems with the latest diagnostic and balancing technology, which could potentially generate up to a total of $6.5 million in sales for the Company between 2009 and 2014. As of December 31, 2010, MTI Instruments had recorded $1.8 million in orders, approximately 28.2% of the five-year contract’s total value.

New Energy Segment - MTI Micro is developing and commercializing off-the-grid power solutions for various portable electronic devices. Our patented proprietary direct methanol fuel cell technology platform, called Mobion®, converts 100% methanol fuel to usable electricity capable of providing continuous power as long as necessary fuel flows are maintained. Our proprietary fuel cell power solution consists of two primary components integrated in an easily manufactured device: the direct methanol fuel cell power engine, which we refer to as our Mobion® Chip, and methanol fuel cartridges. The methanol used by the technology is fully biodegradable. We have demonstrated power density of over 100 mW/cm 2, while producing more than 1,800 Wh/kg or 1.4 Wh/cc of fuel from its direct methanol fuel feed, which we believe is the highest performance achieved in a vapor-feed, passive water management direct methanol fuel cell, which should allow for more dense micro fuel cell systems. For these reasons, we believe our technology offers a superior power solution compared to current lithium-ion and similar rechargeable battery systems currently used by original equipment manufacturers (OEMs) and branded partners in many handheld electronic devices, such as smart phones, mobile phone accessories, digital cameras, portable gaming devices, e-readers and other portable devices. We believe our platform will facilitate further developments of numerous electronic product advantages, including smaller size, environmental friendliness, greatly extended run-time of current portable devices and simplicity of design, all critical for commercialization in the consumer market, and can be implemented as three different product options: a handheld power generator for consumer electronic devices, a snap-on or attached power accessory, or an embedded fuel cell in handheld devices.

Our Mobion® technology is protected by a patent portfolio that includes 54 US patents and 5 Patent Cooperation Treaty Foreign patents issued, covering five key technologies and manufacturing areas, one of which is the process that eliminates the need for active water recirculation pumps or the inclusion of water as a fuel dilutant. The water required for the electrochemical process is transferred internally within the Mobion® Chip from the site of water generation on the air-side of the cell. This internal flow of water takes place without the need for any pumps, complicated re-circulation loops or other micro-plumbing tools.

We currently have strategic agreements with a global Japanese consumer electronics company, with a U.S. based developer and marketer of universal chargers, and a letter of intent with Duracell, part of the Procter & Gamble Company. In the second half of 2010, we have entered into a third phase developmental contract with a global power tool manufacturer, as well as a firm fixed price contract for the development of proof of concept fuel cells for technical testing with a United States Department of Defense agency. Additionally, during the second half of 2010, we have deployed production ready units for evaluation and field testing with ten leading OEMs and seven governmental agencies, including multiple agencies within the Department of Defense. If the field testing is successful, we believe our OEMs and governmental agencies may sign supply agreements or product customization contracts with MTI Micro for final production of our Mobion® platform.

Liquidity

Our cash requirements depend on numerous factors, including completion of our portable power source products development activities, our ability to commercialize our portable power source products, market acceptance of our portable power source products, and other factors.

Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Years ended December 31,
	2008	2009	2010
Cash and cash equivalents	$1,662	$785	$1,118
Working capital	252	1,163	1,534
Net loss attributed to MTI	(12,504)	(3,099)	(1,758)
Net cash used in operating activities	(10,346)	(2,170)	(1,506)
Purchase of property, plant and equipment	(181)	(7)	(47)

From inception through December 31, 2010, we have incurred an accumulated deficit of $122 million, and we expect to incur losses for the foreseeable future as we continue micro fuel cell product development and commercialization programs. We expect that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, operating results of our businesses.

At present, the Company does not expect to continue to provide equity funding for MTI Micro’s development and commercialization of its portable power source products. MTI Micro had cash and cash equivalents as of December 31, 2010 of $198 thousand. In January 2011, MTI Micro received the final drawdown from the Purchase Agreement of $113 thousand and $77 thousand from NYSERDA. MTI Micro also has $35 thousand in both billable and outstanding invoices on the NYSERDA contract and $6 thousand on the DOE contract.

On February 9, 2011, MTI Micro entered into Amendment No. 1 to Common Stock and Warrant Purchase Agreement (the “Amendment”) with Counter Point. The Amendment allows MTI Micro to draw down $450 thousand through June 30, 2011 in exchange for 6,428,574 shares of MTI Micro Common Stock at a purchase price per share of $0.07, and 1,285,715 warrants to purchase shares of Micro Common Stock equal to 20% of the shares of Micro Common Stock purchased under the Purchase Agreement at an exercise price of $0.07 per share. The funds are available through monthly “Closings”, with MTI Micro raising $90 thousand from the sale of 1,285,714 shares of Micro Common Stock and Warrants to purchase 257,143 shares of Micro Common Stock to Counter Point in the month of February, and additional amounts available of $45 thousand for the month of March, and $105 thousand for the months of April through June. These subsequent Closings may occur at MTI Micro’s sole discretion during the Closing Periods upon delivery of written notice by MTI Micro to Counter Point of its desire to consummate a Closing, and Counter Point’s acceptance of such offer under the Amendment on the terms agreed upon with MTI Micro. In the event the terms and conditions of the Purchase Agreement no longer reflect current market conditions or otherwise, either party may elect not to participate in a Subsequent Closing(s) or the parties may amend the Purchase Agreement on mutually agreeable terms with respect to such Subsequent Closing(s).

Dr. Robb and Counter Point beneficially held approximately 41.4% of the outstanding common shares and warrants of MTI Micro of December 31, 2010, and as of March 15, 2011 hold 42.4% of the outstanding common shares and warrants of MTI Micro.

If MTI Micro were to issue and sell the remainder of the 6,428,574 shares under the Amendment, the Company would hold an aggregate of 48.0% of the outstanding common shares and 53.6% of the outstanding common shares and warrants of MTI Micro. Further dilution could occur if the outstanding options were exercised.

MTI Micro will be required to raise additional funds through issuance of its equity or debt, government funding and/or explore other strategic alternatives including but not limited to the sale of assets and/or the company. If MTI Micro is unable to raise additional financing, it may be required to discontinue or severely reduce its business operations.

In order to conserve cash and extend operations while we pursue any additional necessary financing, we have reduced operating expenses effective January 1, 2011. There is no assurance that funds raised in any financing will be sufficient, that the financing will be available on terms favorable to us or to existing stockholders and at such times as required, or that we will be able to obtain the additional financing required for the continued operation and growth of our business. During the last twenty eight months, MTI Micro has raised $4.7 million in external debt and equity financing. If we raise additional funds by issuing equity securities, MTI Micro’s stockholders will experience further dilution. Additional debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity financing may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets or delay, reduce the scope of or eliminate some or all of our research and development programs, or discontinue our portable power source business. Without other resources, management currently believes it will need to make significant changes to its operations before the third quarter of 2011.

Management believes that MTI Instruments will continue to generate positive cash flow and would be able to fund its current operations. However, no assurances can be provided on this subsidiary’s ability to continue as a going concern given the level of uncertainty involved with the parent company’s operations.

Results of Operations

Results of Operations for the Three Months Ended December 31, 2010 Compared to the Three Months Ended December 31, 2009 and for the Year Ended December 31, 2010 Compared to December 31, 2009.

Test and Measurement Instrumentation Segment

Product Revenue: Product revenue in our test and measurement instrumentation segment for the three months ended December 31, 2010 increased in comparison to the same period in 2009 by $671 thousand, or 34.1%, to $2.6 million. This rise in revenue was due to increased wafer metrology system sales and capacitance product sales, combined with an overall increase in US Air Force activity under existing multi-year contracts (see table below). For both the quarter ended December 31, 2010 and the quarter ended December 31, 2009, the US Air Force was the top customer for the segment; accounting for $743 thousand, or 28.2%, of the fourth quarter revenue in 2010 and $461 thousand, or 23.4%, of the fourth quarter revenue in 2009. The segment’s top commercial customer for the fourth quarter of 2010 accounted for $193 thousand, or 7.3%, of the quarterly revenue, as compared to the top commercial customer accounting for $459 thousand, or 23.3%, of the fourth quarter revenue in 2009.

Product revenue in our test and measurement instrumentation segment for the year ended December 31, 2010 increased by $915 thousand, or 14.6%, in comparison to 2009, to $7.2 million. As with the prior year, the US Air Force was the top customer for the segment; accounting for $1.6 million, or 22.0%, of the total year revenue, as compared to $1.2 million, or 19.0%, of the total revenue in 2009. The segment’s top commercial customer in 2010 accounted for $560 thousand, or 7.8%, of the annual revenue, as compared to the top commercial customer last year accounting for $618 thousand, or 9.9%, of the total 2009 revenue.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands)			Revenues for the			Total Contract
			Three Months Ended		Revenue	Orders Received
			December 31,		Contract to Date	to Date
Contract(1)	Expiration		2009	2010	December 31, 2010	December 31, 2010
$2.3 million Air Force New PBS-4100 Systems	06/19/2008	(2)	$—	$—	$2,166	$2,166
$8.8 million Air Force Retrofit and Maintenance of PBS-4100 Systems	06/19/2008	(3)	$—	$—	$8,009	$8,009
$6.5 million Air Force Retrofit and Maintenance of PBS-4100 Systems	09/27/2014	(4)	$439	$629	$1,825	$1,828

(Dollars in thousands)			Revenues for the			Total Contract
			Twelve Months Ended		Revenue	Orders Received
			December 31,		Contract to Date	to Date
Contract(1)	Expiration		2009	2010	December 31, 2010	December 31, 2010
$2.3 million Air Force New PBS-4100 Systems	07/28/2010	(2)	$513	$57	$2,166	$2,166
$8.8 million Air Force Retrofit and Maintenance of PBS-4100 Systems	06/19/2008	(3)	$50	$—	$8,009	$8,009
$6.5 million Air Force Retrofit and Maintenance of PBS-4100 Systems	09/27/2014	(4)	$439	$1,386	$1,825	$1,828
____________________
(1)	Contract values represent maximum potential values and may not be representative of actual results.
(2)	Date represents expiration of contract, including all three potential option extensions.
(3)	The contract expiration date has passed; however, one delivery order remains open under the contract.
(4)	Date represents expiration of contract, including all four potential option extensions.

Cost of Product Revenue: Cost of product revenue in our test and measurement instrumentation segment for the three months ended December 31, 2010 increased in comparison to the same period in 2009 by $209 thousand, or 26.5%, to $997 thousand. The increase corresponded to the 34.1% rise in product revenue for the quarter. Gross profit, as a percentage of product revenue, increased to 62%, compared to 60% for the same period in 2009 due to additional expense recorded in 2009 for potentially obsolete and slow-moving inventory which did not recur in 2010.

Cost of product revenue in our test and measurement instrumentation segment for the year ended December 31, 2010 increased in comparison to 2009 by $265 thousand, or 9.9%, to $2.9 million in conjunction with the aforementioned 14.6% increase in product revenue. Gross profit, as a percentage of product revenue, rose two points to 59% in 2010 due to a reduction in expense for potentially obsolete and slow-moving inventory.

Unfunded Research and Product Development Expenses: Unfunded research and product development expenses in our test and measurement segment increased $19 thousand, or 9.0%, to $231 thousand for the three months ended December 31, 2010 from $212 thousand for the three months ended December 31, 2009. This increase is attributable to increased personnel costs in the segment’s engineering department during the current quarter, along with a slight increase in material spending to support existing products.

Unfunded research and product development expenses in our test and measurement segment for the year ended December 31, 2010 decreased by $6 thousand, or 0.6%, to $959 thousand from $965 thousand in 2009. This decrease is attributable to lower personnel costs in the segment’s engineering department during the year, which were partially offset by increases in material spending for new product development and existing product support.

Selling, General and Administrative Expenses: Selling, general and administrative expenses in our test and measurement segment decreased by $39 thousand, or 6.9%, to $530 thousand for the three months ended December 31, 2010 from $569 thousand for the three months ended December 31, 2009. This decrease is due to reduced personnel costs, being partially offset by a slight increase in travel costs.

Selling, general and administrative expenses in our test and measurement segment increased for the year ended December 31, 2010 by $162 thousand, or 8.2%, to $1.98 million from $1.82 million for 2009. This increase is primarily the result of additional staffing in the segment’s sales and business development departments.

New Energy Segment

Funded Research and Development Revenue: Funded research and development revenue in our new energy segment decreased by $334 thousand, or 73%, to $125 thousand for the three months ended December 31, 2010 from $459 thousand for the same period in 2009. All revenue recognized in 2009 was in relation to the DOE contract, which was received for the commercialization of our fuel cell product, and the majority of research and development work on this was completed in 2009. Revenue for 2010 was from both DOE and NYSERDA, as illustrated in the below charts.

Funded research and development revenue in our new energy segment decreased by $810 thousand, or 40%, to $1.23 million for the year ended December 31, 2010 from $2.04 million for the year ended December 31, 2009. The decrease in revenue was primarily the result of the research and development performed under the DOE contract in 2009 for the commercialization of our fuel cell product, while billing in 2010 has been substantially less as we entered into the market test phase of the commercialization.

Information regarding our contracts included in funded research and development revenue is as follows:

		Revenue for the Three	Revenue for the Three
(Dollars in thousands)		Months Ended	Months Ended	Revenue
Contract	Expiration(1)	December 31, 2009	December 31, 2010	Contract to Date
$2.99 million DOE(2)	03/31/11	$459	$39	$2,987
$296 thousand NYSERDA	12/31/10	-0-	86	290
Total		$459	$125	$3,277

		Revenue for the Year	Revenue for the Year
(Dollars in thousands)		Ended	Ended	Revenue
Contract	Expiration(1)	December 31, 2009	December 31, 2010	Contract to Date
$2.99 million DOE(2)	03/31/11	$2,043	$944	$2,987
$296 thousand NYSERDA	12/31/10	-0-	290	290
Total		$2,043	$1,234	$3,277

(1)	Dates represent expiration of contract, not date of final billing.
(2)	The DOE contract was initially awarded for $2.4 million, effective for January 2009 through March 31, 2010. An extension to this was granted in April 2010, increasing total funding to $2.99 million and an expiration date of 3/31/2011. The DOE contract is a cost share contract.

Funded Research and Product Development Expenses: Funded research and product development expenses in our new energy segment for the three months ended December 31, 2010 decreased in comparison to the same period in 2009 by $516 thousand or 56% to $403 thousand from $919 thousand. This is a result of the majority of the work being performed in 2009 for the DOE contract, as discussed in funded research and development revenue above.

Funded research and product development expenses in our new energy segment for the year ended December 31, 2010 decreased by $1.56 million or 38% to $2.54 million from $4.1 million in 2009. This is a result of the majority of the work being performed in 2009 for the DOE contract, as discussed in funded research and development revenue above.

Unfunded Research and Product Development Expenses: Unfunded research and product development in our new energy segment for the three months ended December 31, 2010 decreased in comparison to the same period in 2009 by $21 thousand, or 20%, to $88 thousand in 2010 from $109 thousand in 2009. This decrease from the prior year was due to staff reductions and substantial cut backs in external development spending.

Unfunded research and product development in our new energy segment decreased by $26 thousand, or 7%, to $358 thousand for the year ended December 31, 2010 compared to 2009. This decrease from the prior year was due to staff reductions and substantial cut backs in external development spending.

Selling, General and Administrative Expenses: Selling, general and administrative expenses in our new energy segment for the three months ended December 31, 2010 increased in comparison to the same period in 2009 by $233 thousand, or 222%, to $338 thousand in 2010. This increase is due to stock option expense on MTI Micro options given to employees in 2010 of $98 thousand for the quarter, as well as a decrease in costs allocated to research and development as we move into the commercialization phase of our Mobion® product.

Selling, general and administrative expenses in our new energy segment for the year ended December 31, 2010 increased by $1.85 million, or 1,758%, to $1.95 million in 2010 from $105 thousand in 2009. This increase was primarily the result of stock option expense on MTI and MTI Micro Options awarded to employees increasing from $428 thousand in 2009 to $1.4 million in 2010 and a decrease in the allocation of costs to research and development.

Results of Consolidated Operations

Operating Loss: Operating loss for the three month period ended December 31, 2010 was $104 thousand compared to an operating loss of $547 thousand for the same period in 2009. This decrease in losses of $443 thousand, or 81%, is a result of the factors noted above.

Operating loss for the year ended December 31, 2010 compared with the operating loss for the year ended December 31, 2009 increased by $305 thousand to $3.4 million, a 10% increase, as a result of the factors noted above.

Gain (loss) on Derivatives: We recorded a loss on derivative accounting of $3 thousand for the year ended December 31, 2010 and a loss of $29 thousand on derivative accounting for the year ended December 31, 2009. Both the 2010 loss and 2009 loss are the result of derivative treatment of the freestanding warrants issued to investors in conjunction with our December 2006 capital raise.

Income Tax Benefit (Expense): Income tax benefit went from a benefit of $208 thousand in 2009 to an expense of $4 thousand for 2010. This is primarily the result of a reversal of an uncertain tax position in 2009 of $194 thousand that was recorded in 2008 and settled in 2009. Our income tax rate for the year ended December 31, 2010 was 0%, while the income tax rate for the year ended December 31, 2009 was 6%. These tax rates were primarily the result of losses generated by operations, changes in the valuation allowance, state true-ups upon tax return filings, and permanent deductible differences for the derivative valuation.

The valuation allowance against our deferred tax assets at December 31, 2010 was $27.8 million and at December 31, 2009 was $26.4 million. We determined that it was more likely than not that the ultimate recognition of certain deferred tax assets would not be realized.

Net Losses Attributed to Non-Controlling Interests (of MTI Micro): The net loss attributed to non-controlling interests increased from $265 thousand for 2009 to $1.6 million in 2010. This is a result of the increase in the percentage of ownership of the non-controlling interest of MTI Micro in 2010 due to additional equity contributions of $1.9 million. In addition, the equity contributions of $3.4 million in 2009 occurred in September 2009; thus 2010 includes a full year of losses for these additions.

Net Income (Loss): Net Income for the three month period ended December 31, 2010 was $278 thousand compared to a loss of $530 thousand for the same period in 2009. This shift from a loss situation to an income position can be attributed to the MTII quarterly net income of $793 thousand for 2010, as compared to a net income of $276 thousand for 2009, and a reduction of the net loss for MTI Micro from $1.0 million in 2009 to $695 thousand for 2010. These are a result of the factors discussed above.

Net loss for the year ended December 31, 2010 was $1.8 million compared to a net loss of $3.1 million for 2009. This reduction in losses is a result of the factors discussed above.

Results of Operations for the Year Ended December 31, 2009 Compared to December 31, 2008.

Test and Measurement Instrumentation Segment

Product Revenue: Product revenue in our test and measurement instrumentation segment rose slightly from $6.22 million in 2008 to $6.26 million in 2009; an increase of less than 1%. As with the prior year, the U.S. Air Force remained the top customer for the segment, accounting for 19.0% of product revenue in 2009 and 15.6% in 2008. In addition, during 2009, a single U.S. based commercial customer accounted for 9.9% of total product revenue, versus 2008 when a single Japanese based commercial distributor accounted for 13.9% of total product revenue.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands)			Revenue			Total Contract
			Year Ended		Revenue	Orders Received
			December 31,		Contract to Date	to Date
Contract(1)	Expiration		2008	2009	December 31, 2009	December 31, 2009
$2.3 million Air Force New PBS-4100 Systems	07/28/2010	(2)	$—	$513	$2,109	$2,109
$8.8 million Air Force Retrofit and Maintenance of PBS-4100 Systems	06/19/2008	(3)	$594	$50	$8,009	$8,009
$6.5 million Air Force Retrofit and Maintenance of PBS-4100 Systems	09/27/2014	(4)	$—	$439	$439	$439

(1)	Contract values represent maximum potential values and may not be representative of actual results.
(2)	Date represents expiration of contract, including all three potential option extensions.
(3)	The contract expiration date has passed, however, one delivery order remains open under the contract.
(4)	Date represents expiration of contract, including all four potential option extensions.

Cost of Product Revenue: Cost of product revenue in our test and measurement instrumentation segment decreased by $516 thousand, or 16.2%, to $2.7 million during the year ended December 31, 2009 from $3.2 million for the year ended December 31, 2008. As a percentage of product revenue, the annual cost of product revenue decreased eight percentage points (43% in 2009 compared to 51% in 2008). Margin improvements were attributed to a $406 thousand (33%) decrease in manufacturing overhead costs and a $322 thousand decrease in the annual inventory reserve expense. These were partially offset by a one percentage point drop in product margins due to the 2009 product mix.

Unfunded Research and Product Development Expenses: Unfunded research and product development decreased by $685 thousand, or 42%, to $965 thousand in 2009 in the test and measurement instrumentation segment due to staff reductions and substantial cut backs in external development spending in 2009.

Selling, General and Administrative Expenses: Selling, general and administrative expenses in our test and measurement segment decreased by $509 thousand, or 22%, to $1.8 million for the year ended December 31, 2009 from $2.3 million for the year ended December 31, 2008. This decrease was primarily the result of staff reductions, which contributed to labor and benefit savings of $303 thousand and lower spending for travel (a cost reduction of $97 thousand). Further adding to the decrease was a drop in promotional and trade show spending and an overall reduction in facility costs corresponding with a renegotiated lease for the space at MTI Instruments.

New Energy Segment

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

Unfunded Research and Product Development Expenses: Unfunded research and product development decreased by $3.8 million, or 91%, to $384 thousand in 2009 due to staff reductions and substantial cut backs in external development spending.

Selling, General and Administrative Expenses: Selling, general and administrative expenses decreased by $2.4 million, or 96%, to $105 thousand for the year ended December 31, 2009 from $2.5 million for the year ended December 31, 2008. This decrease was primarily the result of an increase in the G&A rate used in government contracts, resulting in a $2 million increase in the allocation of G&A to research and development and a $150 thousand overall decrease in payroll costs due to staff reductions in 2008, with a full year impact in 2009.

Results of Consolidated Operations

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

Income Tax (Expense) Benefit: Income taxes went from an expense of $2 million in 2008 to a benefit of $208 thousand in 2009. The benefit in 2009 was a result of the reversal of the uncertain tax position accrual recorded in 2008, and settled in 2009. The remainder of the difference pertains to the differences described below for the tax rates for each year.

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

Liquidity and Capital Resources

We have incurred significant losses as we continue to fund the development and commercialization costs of our New Energy Segment. We expect that losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, our operating results, the availability of equity financing, and the ability to attract government funding resources to offset research and development costs. As of December 31, 2010, we had an accumulated deficit of $122 million. During the year ended December 31, 2010, our results of operations resulted in a net loss after the non-controlling interest allocation of $1.8 million and cash used in operating activities totaling $1.5 million. This cash use in 2010 was funded primarily by cash and cash equivalents on hand as of December 31, 2009 of $785 thousand, equity financing to MTI Micro of $1.9 million, and results of operations of MTI Instruments.

We expect to continue to incur losses during this global economic slowdown, and we expect to continue funding our operations from current cash and cash equivalents, proceeds, if any, from debt or equity financings and government funding. We expect to spend approximately $1.0 million in research and development on MTI Instruments’ products during 2011.

We have the Amendment for MTI Micro to receive $450 thousand in equity financing over the first six months of 2011. We have no other commitments for funding future needs of the organization at this time and additional financing during 2011 may not be available to us on acceptable terms, if at all. We may also seek to supplement our resources through additional debt or equity financings, sales of assets (including MTI Micro or MTI Instruments), and additional government funding.

Working capital was $1.5 million at December 31, 2010, a $371 thousand increase from $1.2 million at December 31, 2009. This increase was primarily the result of operations for MTI Instruments, a continued hold on expenses and capital raised through the issuance of MTI Micro stock.

At December 31, 2010, the Company’s order backlog was $2.13 million, compared to $419 thousand at December 31, 2009.

Our inventory turnover ratios and average accounts receivable days sales outstanding for the years ended December 31, 2009 and 2010 and their changes are as follows:

	Years Ended December 31,
	2009	2010	Change
Inventory turnover	2.0	3.7	1.7
Average accounts receivable days sales outstanding	38	42	4

The increase in inventory turnover is driven by a 36% decrease in the average inventory balances on 15% higher sales volume in 2010.

The increase in average accounts receivable days sales outstanding in 2010 compared with 2009 was primarily attributable to an increase in business with large, multi-national companies who pay in 60 to 120 days.

Cash flow used by operating activities was $1.5 million during 2010 compared with $2.2 million during 2009. This cash use decrease of $700 thousand reflects an overall net decrease in cash expenditures to fund operations due to management’s continued efforts to reduce the overall costs of operations.

Capital expenditures were $47 thousand during 2010, an increase of $40 thousand from the prior year of $7 thousand. All capital purchases were made in MTI Instruments, and represent new demo equipment associated with the new tensile stage product line and a thermal imaging camera for use in the engineering lab. We had no outstanding commitments for capital expenditures as of December 31, 2010.

During 2008, we sold our remaining 1,137,166 shares of Plug Power common stock with proceeds totaling $3.0 million and gains totaling $1.0 million. These proceeds reflect our previously announced strategy to raise additional capital through the sale of Plug Power stock to fund our micro fuel cell operations. The net gains of these transactions were offset by our operating losses for purposes of computing taxable income. We estimate that as of December 31, 2010, our remaining net operating loss carryforwards were approximately $67.2 million.

Off-Balance Sheet Arrangements

There were no off balance sheet arrangements.

Contractual Payment Obligations

We have entered into various agreements that result in contractual payment obligations in future years. These contracts include financing arrangements for current manufacturing, laboratory and office facility lease agreements. The following table summarizes cash payments that we are committed to make under the existing terms of contracts to which we are a party as of December 31, 2010. This table does not include contingencies.

	Less			More
Contractual Payment Obligations	Than 1	1-3	3-5	Than 5
(in thousands)	Year	Years	Years	Years	Total

Operating Leases / Total Contractual Payment Obligations	$323	$809	$—	$—	$1,132

Market Risk

Market risk is the risk that changes in market conditions will adversely affect earnings or cashflow. We categorize our market risks as interest rate risk and credit risk. Immediately below are detailed descriptions of the market risks and explanations as to how each of these risks are managed.

Interest Rate Risk. Interest rate risk is the risk that changes in interest rates could adversely affect earnings or cashflows. The Company’s cash equivalents are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income due to the difference between the current interest rates on cash. Interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cashflow as a result of assumed changes in market interest rates. A 10% decrease in 2010 interest rates would be immaterial to the Company’s consolidated financial statements.

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

Share-Based Payments. We grant options to purchase our common stock and award restricted stock to our employees and directors under our equity incentive plans. The benefits provided under these plans are share-based payments subject to the appropriate accounting provisions regarding Share-Based Payments. Effective January 1, 2006, we use the fair value method of accounting with the modified prospective application, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions apply to new awards and to awards that are outstanding on the effective date and subsequently modified. Under the modified prospective application, prior periods are not revised for comparative purposes. Share-based compensation expense recognized under these accounting methods for the year ended December 31, 2010 was $1.5 million. At December 31, 2010, total unrecognized estimated compensation expense related to non-vested awards granted prior to that date was $292 thousand, which is expected to be recognized over a weighted average period of 1.31 years.

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

For purposes of estimating the fair value of stock options granted during the twelve months ended December 31, 2010 using the Black-Scholes model, we used the historical volatility of our stock for the expected volatility assumption input to the Black-Scholes model, consistent with the proper accounting guidance. The risk-free interest rate is based on the risk-free zero-coupon rate for a period consistent with the expected option term at the time of grant. We do not currently pay nor do we anticipate paying dividends, but we are required to assume a dividend yield as an input to the Black-Scholes model. As such, we use a zero dividend rate. The expected option term is estimated using both historical term measures and projected termination estimates.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We have recorded a valuation allowance as a result of uncertainties in our ability to realize certain net deferred tax assets, primarily consisting of net operating losses being carried forward. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. We have recorded a full valuation allowance against our net deferred tax assets of $27.8 million as of December 31, 2010.

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

New Accounting Pronouncements

Effect of Recent Accounting Pronouncements:

In June 2010, the FASB issued Accounting Standards Update 2010-06 requiring a gross presentation of activities within the Level 3 rollforward, and adds a new requirement to disclose transfers in and out of Level 1 and 2 measurements. Consistent with the current guidance in Accounting Standard Codification 820-10, ASU 2010-06 allows disclosure of derivative assets and liabilities in the Level 3 rollforward to be presented on either a gross or net balance. The effective date of the ASU was the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The Company’s adoption of this standard did not have a material effect on its financial statements.

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

Selected Quarterly Financial Data

(Unaudited and in thousands except per share amounts)	Q1	Q2	Q3	Q4
2009
Product revenue	$1,550	$1,309	$1,439	$1,965
Funded research and development revenue	517	542	526	458
Gross profit – product revenue	885	681	855	1,177
Gross loss – funded research and development	(518)	(545)	(528)	(461)
Net loss	$(742)	$(946)	$(882)	$(529)

Loss per Share (Basic and Diluted):
Net loss	$(0.15)	$(0.20)	$(0.19)	$(0.11)

2010
Product revenue	$1,267	$1,627	$1,646	$2,639
Funded research and development revenue	357	418	334	125
Gross profit – product revenue	723	901	984	1,641
Gross loss – funded research and development	(413)	(409)	(203)	(279)
Net gain (loss)	$(1,234)	$(437)	$(366)	$279

Earnings (Loss) per Share (Basic and Diluted):
Earnings (loss) per share	$(.26)	$(.09)	$(.08)	$.06

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures
Evaluation of Disclosure Controls and Procedures: Our management, with the participation of our chief executive officer and acting chief financial officer, evaluated the effectiveness of MTI’s disclosure controls and procedures as of December 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the valuation of our disclosure controls and procedures as of December 31, 2010, our chief executive officer and acting chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using the criteria set forth in Internal Control—Integrated Framework, Management has concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

(c) Changes in Internal Control over Financial Reporting
There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(1) under the Exchange Act, during our fiscal quarter ended December 31, 2010 that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

Item 9B: Other Information

None.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

(a) Directors
Incorporated herein by reference is the information appearing under the captions “Information about our Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2011.

(b) Executive Officers
Incorporated herein by reference is the information appearing under the captions “Executive Officers” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC.

Incorporated herein by reference is the information appearing under the caption “Board of Director Meetings and Committees – Audit Committee” in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC.

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

Item 11: Executive Compensation

Incorporated herein by reference is the information appearing under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference is the information appearing under the caption “Principal Stockholders” in our definitive Proxy Statement for our 2011 Annual Meeting of Stockholders to be filed with the SEC.

Equity Compensation Plans

As of December 31, 2010, we have three equity compensation plans, each of which was originally approved by our stockholders; the Mechanical Technology, Incorporated 1996 Stock Incentive Plan (the “1996 Plan”), 1999 Employee Stock Incentive Plan (the “1999 Plan”) and 2006 Equity Incentive Plan (the “2006 Plan”). The 2006 plan was amended and approved by our Board of Directors in 2009. We refer collectively to these as the Plans. See Note 13 to the Consolidated Financial Statements referred to in Item 8 for a description of these Plans.

The following table presents information regarding these plans:

Number of Securities Remaining
Available for Future Issuance
	Number of Securities To Be		Under
	Issued Upon Exercise of	Weighted Average Exercise	Equity Compensation Plans
	Outstanding	Price of Outstanding	(excluding securities reflected in
	Options, Warrants, Rights(1)	Options, Warrants, Rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans
approved by security holders	399,827	$21.91	-0-

Equity compensation plans
not approved by security holders	479,159	2.65	114,591
____________________

(1)
Under the 1996, 1999 and 2006 Plans, the securities available under the Plans for issuance and issuable pursuant to exercises of outstanding options may be adjusted in the event of a change in outstanding stock by reason of stock dividend, stock splits, reverse stock splits, etc.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference is the information appearing under the caption “Certain Relationships and Related Transactions” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the SEC.

Item 14: Principal Accountant Fees and Services

Incorporated herein by reference is the information appearing under the caption “Independent Accountants” in our definitive Proxy Statement for the 2011 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission.

PART IV

Item 15: Exhibits, Financial Statement Schedules

15(a) (1)Financial Statements: The financial statements filed herewith are set forth on the Index to Consolidated Financial Statements on page F-1 of the separate financial section which accompanies this Report, which is incorporated herein by reference.

15(a) (2) Financial Statement Schedules: The following consolidated financial statement schedule for the years ended December 31, 2008, 2009, and 2010 is included pursuant to Item 15(d):

Report of Independent Registered Public Accounting Firm on Financial Statements Schedule;
Schedule II - Valuation and Qualifying Accounts.

All other financial statement schedules not listed have been omitted because they are either not required, not applicable, or the information has been included elsewhere in the consolidated financial statements or notes thereto.

15(a) (3) Exhibits: The exhibits listed in the Exhibit Index immediately preceding the exhibits are filed as part of this Annual Report on Form 10-K.

The following exhibits are filed as part of this Report:

Exhibit
Number	Description
3.1	Certificate of Incorporation of the registrant, as amended and restated. (16)

3.2	Certificate of Amendment of the Certificate of Incorporation of the registrant. (17)

3.3	By-Laws of the registrant, as amended and restated. (15)

4.1	Form of Common Stock Purchase Warrant to be issued by the Company. (13)

10.14	Mechanical Technology, Incorporated 1996 Stock Incentive Plan. (1)

10.30	Mechanical Technology, Incorporated 1999 Employee Stock Incentive Plan. (2)

10.38	Lease dated August 10, 1999 between Carl E. Touhey and Mechanical Technology, Inc. (3)

10.43	Lease dated April 2, 2001 between Kingfisher LLC and Mechanical Technology, Inc. (4)

10.44	First Amendment to lease dated March 13, 2003 between Kingfisher LLC and Mechanical Technology, Inc. (5)

10.132	Second Amendment to lease dated December 12, 2005 between Kingfisher, LLC and Mechanical Technology, Incorporated. (7)

10.139	Employment Agreement dated May 4, 2006 between Peng K. Lim and Mechanical Technology, Incorporated (10)

10.140	Form of Restricted Stock Agreement for the 1996 and 1999 Mechanical Technology, Inc. Stock Incentive Plans. (11)

10.142	Third Amendment to lease dated August 7, 2006 between Kingfisher, LLC and Mechanical Technology, Incorporated. (12)

10.145	Mechanical Technology, Incorporated 2006 Equity Incentive Plan. (9)

10.148	Fourth Amendment to lease dated August 6, 2007 between Kingfisher LLC and Mechanical Technology, Incorporated. (14)

10.151	Employment Agreement dated April 3, 2006 between James K. Prueitt and MTI MicroFuel Cells Inc (20) (amended and restated on December 31, 2008) (19).

10.153	Form of Convertible Note and Warrant Purchase Agreement dated September 18, 2008 (18)

10.154	Amended and Restated Employment Agreement dated December 30, 2008 between James K. Prueitt and MTI MicroFuel Cells Inc. (19)

10.155	Amended and Restated Employment Agreement dated December 31, 2008 between Peng K. Lim and Mechanical Technology, Inc. (19)

10.158	Amendment No. 1 to Convertible Note and Warrant Purchase Agreement dated February 20, 2009 (19)

10.159	Letter Agreement dated February 24, 2009 between Peng K. Lim and Mechanical Technology, Inc. (19)

10.160	Letter Agreement dated February 24, 2009 between James K. Prueitt and MTI MicroFuel Cells Inc. (19)

10.161	Amendment No. 2 to Convertible Note and Warrant Purchase Agreement dated April 15, 2009 (20)

10.162	Secured Convertible Promissory Note Negotiated Conversion Agreement, dated December 9, 2009, by and among the Company, MTI Micro and the Bridge Investors (21)

10.163	Form of Common Stock Warrant (21)

10.164	Mechanical Technology, Incorporated Amended and Restated 2006 Equity Incentive Plan (22)

10.165	Fifth Amendment to lease dated August 6, 2007 between Kingfisher LLC and Mechanical Technology, Incorporated (23)

10.166	Amendment No 1 to Lease Agreement Between Mechanical Technology Inc. and Carl E. Touhey (23)

10.167	MTI MicroFuel Cells Inc. 2009 Stock Plan (23)

10.168	Common Stock and Warrant Purchase Agreement, dated January 11, 2010, by and between MTI MicroFuel Cells Inc. and Counter Point Ventures Fund II, L.P. (24)

10.169	Form of Common Stock Warrant (24)

10.170	Seventh Amendment to Lease Agreement between Kingfisher LLC and Mechanical Technology, Incorporated (25)

10.171	Service Agreement between CEO Suite Shanghai and MTI Micro Fuel Cells Inc.

10.181	Amendment No. 1, dated February 9, 2011, to the Common Stock and Warrant Purchase Agreement, dated January 11, 2010, by and between MTI MicroFuel Cells Inc. and Counter Point Ventures Fund II, L.P. (26)

10.182	Form of Common Stock Warrant (26)

14.1	Code of Ethics. (8)

21	Subsidiaries of the Registrant. (6)

23.1	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Acting Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Acting Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Certain exhibits were previously filed (as indicated below) and are incorporated herein by reference. All other exhibits for which no other filing information is given are filed herewith:
(1)	Filed as Appendix A to the registrant’s Definitive Proxy Statement Schedule 14A filed November 19, 1996.
(2)	Filed as an Exhibit to the registrant’s Proxy Statement, Schedule 14A, dated February 13, 1999.
(3)	Filed as an Exhibit to the registrant’s Form 10-K Report for the fiscal year ended September 30, 1999.
(4)	Filed as an Exhibit to the registrant’s Form 10-K Report for the fiscal year ended September 30, 2001.
(5)	Filed as an Exhibit to the registrant’s Form 10-K Report for the year ended December 31, 2002.
(6)	Filed as an Exhibit to the registrant’s Form 10-K Report for the year ended December 31, 2003.
(7)	Filed as an Exhibit to the registrant’s Form 8-K Report dated December 12, 2005.
(8)	Filed as an Exhibit to the registrant’s Form 10-K Report for the year ended December 31, 2005.
(9)	Filed as an Exhibit to the registrant’s Proxy Statement, Schedule 14A, dated April 3, 2006.
(10)	Filed as an Exhibit to the registrant’s Form 8-K Report dated May 4, 2006.
(11)	Filed as an Exhibit to the registrant’s Form 8-K Report dated May 18, 2006.
(12)	Filed as an Exhibit to the registrant’s Form 10-Q Report for the quarter ended June 30, 2006.
(13)	Filed as an Exhibit to the registrant’s Form 8-K Report dated December 15, 2006.
(14)	Filed as an Exhibit to the registrant’s Form 10-Q Report for the quarter ended June 30, 2007.
(15)	Filed as an Exhibit to the registrant’s Form 8-K Report dated December 14, 2007.
(16)	Filed as an Exhibit to the registrant’s Form 10-K Report for the year ended December 31, 2007.
(17)	Filed as an Exhibit to the registrant’s Form 8-K Report dated May 15, 2008.
(18)	Filed as an Exhibit to the registrant’s Form 10-Q Report for the quarter ended September 30, 2008.
(19)	Filed as an Exhibit to the registrant’s Form 10-K Report for the year ended December 31, 2008.
(20)	Filed as an Exhibit to the registrant’s Form 8-K Report dated April 15, 2009.
(21)	Filed as an Exhibit to the registrant’s Form 8-K Report dated December 15, 2009.
(22)	Filed as an Exhibit to the registrant’s Form S-8 Registration Statement dated September 18, 2009.
(23)	Filed as an Exhibit to the registrant’s Form 10-K Report for the year ended December 31, 2009.
(24)	Filed as an Exhibit to the registrant’s Form 8-K Report dated January 14, 2010.
(25)	Filed as an Exhibit to the registrant’s Form 10-Q Report for the quarter ended June 30, 2010.
(26)	Filed as an Exhibit to the registrant’s Form 8-K Report dated February 10, 2011.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MECHANICAL TECHNOLOGY, INCORPORATED

Date: March 25, 2011	By:	/s/ Peng K. Lim
Peng K. Lim
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Peng K. Lim	Chairman, Chief Executive Officer,
Peng K. Lim	(Principal Executive Officer and Director)	March 25, 2011

/s/ Frederick W. Jones	Acting Chief Financial Officer and Secretary
Frederick W. Jones	(Principal Financial and Accounting Officer)	March 25, 2011

/s/ Thomas J. Marusak	Director
Thomas J. Marusak		March 25, 2011

/s/ William P. Phelan	Director
William P. Phelan		March 25, 2011

/s/ E. Dennis O’Connor	Director
E. Dennis O’Connor		March 25, 2011

/s/ Walter L. Robb	Director
Dr. Walter L. Robb		March 25, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC
ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors and Stockholders
of Mechanical Technology, Incorporated:

Our audits of the consolidated financial statements referred to in our report dated March 25, 2011 appearing on page F-2 of this Form 10-K of Mechanical Technology, Incorporated, also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

/s/PricewaterhouseCoopers LLP

Albany, New York
March 25, 2011

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(DOLLARS IN THOUSANDS)

	Balance at		Additions
	Beginning of	Additions Charged to	Charged to		Balance at End of
Description	Period	Costs and Expenses	Other Accounts	Deductions	Period
Allowance for doubtful accounts (accounts receivable) for the years ended:
December 31, 2008	$—	$—	$—	$—	$—
December 31, 2009	$—	$92	$—	$—	$92
December 31, 2010	$92	$—	$—	$92	$—

Valuation allowance for deferred tax assets for the years ended:
December 31, 2008	$22,333	$5,547	$—	$—	$27,880
December 31, 2009	$27,880	$(1,495)	$—	$—	$26,385
December 31, 2010	$26,385	$1,416	$—	$—	$27,801

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2
Consolidated Financial Statements:
Balance Sheets as of December 31, 2009 and 2010	F-3
Statements of Operations for the Years Ended December 31, 2008, 2009, and 2010	F-4
Statements of Stockholders’ Equity and Comprehensive Loss for the
Years Ended December 31, 2008, 2009, and 2010	F-5
Statements of Cash Flows for the Years Ended December 31, 2008, 2009, and 2010	F-6
Notes to Consolidated Financial Statements	F-7 to F-31

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of
Mechanical Technology, Incorporated:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, shareholders' equity and comprehensive loss, and of cash flows present fairly, in all material respects, the financial position of Mechanical Technology, Incorporated and its subsidiaries at December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for non-controlling interest in 2009.

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

/s/ PricewaterhouseCoopers
Albany, New York
March 25, 2011

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2009 and 2010

(In thousands)	December 31,
	2009	2010
Assets
Current Assets:
Cash and cash equivalents	$785	$1,118
Accounts receivable, less allowance for doubtful accounts, ($92 in 2009, $-0- in 2010)	1,142	1,086
Inventories	789	844
Prepaid expenses and other current assets	166	128
Total Current Assets	2,882	3,176
Property, plant and equipment, net	859	425
Total Assets	$3,741	$3,601

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$323	$255
Accrued liabilities	1,290	1,273
Deferred revenue	16	21
Derivative liability	70	73
Income taxes payable	20	20
Total Current Liabilities	1,719	1,642

Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 75,000,000;
5,776,750 issued in both 2009 and 2010	58	58
Paid-in-capital	133,286	134,733
Accumulated deficit	(120,725)	(122,483)
Common stock in treasury, at cost, 1,005,092 shares in both 2009 and 2010	(13,754)	(13,754)
Total MTI stockholders’ deficit	(1,135)	(1,446)
Non-controlling interest	3,157	3,405
Total Equity	2,022	1,959
Total Liabilities and Stockholders’ Equity	$3,741	$3,601

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2008, 2009, and 2010

(In thousands, except per share amounts)	Years Ended December 31,
	2008	2009	2010
Product revenue	$6,224	$6,263	$7,179
Funded research and development revenue	1,154	2,043	1,234
Total revenue	7,378	8,306	8,413
Operating costs and expenses:
Cost of product revenue	3,181	2,665	2,930
Research and product development expenses:
Funded research and product development	2,409	4,095	2,538
Unfunded research and product development	5,855	1,349	1,317
Total research and product development expenses	8,264	5,444	3,855
Selling, general and administrative expenses	8,369	3,284	5,020
Operating loss	(12,436)	(3,087)	(3,392)
Interest expense	(44)	(222)	—
Loss on extinguishment of debt	—	(232)	—
Gain (loss) on derivatives	655	(29)	(3)
Gain on sale of securities available for sale	1,018	—	—
Other (expense) income, net	47	(2)	3
Loss before income taxes and non-controlling interest	(10,760)	(3,572)	(3,392)
Income tax benefit (expense)	(2,004)	208	(4)
Net loss, net of tax	(12,764)	(3,364)	(3,396)
Plus: Net loss attributed to non-controlling interest	260	265	1,638
Net loss attributed to MTI	$(12,504)	$(3,099)	$(1,758)

Net loss per share attributable to MTI (Basic and Diluted)	$(2.62)	$(0.65)	$(0.37)
Weighted average shares outstanding (Basic and Diluted)	4,772,359	4,771,658	4,771,658

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE LOSS
For the Years Ended December 31, 2008, 2009, and 2010

(In thousands)	Years Ended December 31,
	2008	2009	2010
Common Stock
Balance, beginning	$58	$58	$58
Balance, ending	$58	$58	$58
Paid-In Capital
Balance, beginning	$132,065	$132,781	$133,286
Stock-based compensation	844	505	1,447
MTI MicroFuel Cell Investment	(128)	—	—
Balance, ending	$132,781	$133,286	$134,733
Accumulated Deficit
Balance, beginning	$(105,066)	$(117,570)	$(120,725)
Net loss	(12,504)	(3,099)	(1,758)
MTI Micro Warrants issued	—	(56)	—
Balance, ending	$(117,570)	$(120,725)	$(122,483)
Accumulated Other Comprehensive Income (Loss)
Balance, beginning	$500	$—	$—
Less reclassification adjustment for gains included in net income (net of
taxes of $1,971 in 2008 and $-0- in 2009 and 2010)	(500)	—	—
Balance, ending	$—	$—	$—
Treasury Stock
Balance, beginning	$(13,754)	$(13,754)	$(13,754)
Balance, ending	$(13,754)	$(13,754)	$(13,754)
Non-controlling Interest (NCI)
Balance, beginning	$143	$11	$3,157
Net loss attributed to NCI	(260)	(265)	(1,638)
Equity contribution	128	3,411	1,886
Balance, ending	$11	$3,157	$3,405
Total Stockholders’ Equity
Balance, ending	$1,526	$2,022	$1,959
Total Comprehensive Loss
Net Loss	$(12,504)	$(3,099)	$(1,758)
Other comprehensive loss:
Reclassification adjustment for gains included in net income, net of taxes	(500)	—	—
Total comprehensive loss	$(13,004)	$(3,099)	$(1,758)

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2008, 2009, and 2010

(In thousands)	Years Ended December 31,
	2008	2009	2010
Operating Activities
Net loss	$(12,764)	$(3,364)	$(3,396)
Adjustments to reconcile net loss to net cash used by operating activities:
(Gain) loss on derivatives	(655)	29	3
Gain on sale of securities available for sale	(1,018)	—	—
Depreciation and amortization	819	660	481
(Gain) loss on disposal of fixed assets	(7)	16	—
Deferred income taxes	1,971	—	—
Stock based compensation	844	505	1,447
Loss on extinguishment of debt	—	232	—
Provision for doubtful accounts	—	92	—
Provision for inventory obsolescence	446	124	(69)
Changes in operating assets and liabilities:
Accounts receivable	829	(694)	56
Inventories	(582)	781	15
Prepaid expenses and other current assets	57	106	38
Accounts payable	235	(186)	(68)
Income taxes payable	17	(216)	—
Deferred revenue	(109)	8	5
Accrued liabilities	(429)	(263)	(18)
Net cash used in operating activities	(10,346)	(2,170)	(1,506)

Investing Activities
Purchases of property, plant and equipment	(181)	(7)	(47)
Proceeds from sale of securities available for sale	3,039	—	—
Net cash provided by (used in) investing activities	2,858	(7)	(47)

Financing Activities
Proceeds from short-term debt	1,500	1,300	—
Proceeds from the sale of subsidiary equity and warrants issued	—	—	1,886
Net cash provided by financing activities	1,500	1,300	1,886
Increase (decrease) in cash and cash equivalents	(5,988)	(877)	333
Cash and cash equivalents - beginning of year	7,650	1,662	785
Cash and cash equivalents - end of year	$1,662	$785	$1,118

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

Description of Business

Mechanical Technology, Incorporated, (“MTI” or the “Company”), a New York corporation, was incorporated in 1961. MTI operates in two segments, the Test and Measurement Instrumentation segment, which is conducted through MTI Instruments, Inc. (“MTI Instruments”), a wholly-owned subsidiary, and the New Energy segment which is conducted through MTI MicroFuel Cells Inc. (“MTI Micro”), a majority-owned subsidiary.

MTI Instruments was incorporated in New York on March 8, 2000. MTI Instruments is a worldwide supplier of precision non-contact physical measurement solutions, condition based monitoring systems, portable balance equipment and wafer inspection tools. MTI Instrument’s products use a comprehensive array of technologies to solve complex, real world applications in numerous industries including manufacturing, semiconductor, solar, commercial and military aviation, automotive and data storage. Our products consist of electronic gauging instruments for position, displacement and vibration application within the design, manufacturing/production, test and research market; wafer characterization of semi-insulating and semi-conducting wafers within both the semiconductor and solar industries; tensile stage systems for materials testing at academic and industrial settings; and engine vibration analysis systems for both military and commercial aircraft.

MTI Micro was incorporated in Delaware on March 26, 2001, and is developing Mobion®, a handheld energy-generating device to replace current lithium-ion and similar rechargeable battery systems in many handheld electronic devices for the military and consumer markets. Mobion® handheld generators are based on direct methanol fuel cell (DFMC) technology, which has been recognized as enabling technology for advanced portable power sources by the scientific community and industry analysts. As the need for advancements in portable power increases, MTI Micro is developing Mobion® as a solution for advancing current and future electronic device power needs of the multi-billion dollar portable electronics market. As of December 31, 2010, the Company owned approximately 50.6% of MTI Micro’s outstanding common stock.

Reverse Stock Split

Unless otherwise noted, all capital values, share, and per share amounts in the consolidated financial statements have been retroactively restated for the effects of the Company’s reverse split of its issued and outstanding common stock at a rate of 1-for-8 which became effective on May 16, 2008. This action was approved by stockholders on May 15, 2008.

Liquidity and Going Concern

The Company has incurred significant losses as it continued to fund the direct methanol fuel cell product development and commercialization programs of its majority owned subsidiary, MTI Micro, and had a consolidated accumulated deficit of $122 million and working capital of $1.5 million at December 31, 2010. Because of these losses, limited current cash and cash equivalents, negative cash flows and accumulated deficit, there is substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

At present, the Company does not expect to continue to fund MTI Micro on a long-term basis. The Company has projected positive cash flows to meet future cash requirements for operations and capital expenditures exclusive of MTI Micro, and has cash and cash equivalents of $1.1 million at December 31, 2010, $920 thousand without MTI Micro. Management believes that MTI Instruments will continue to generate positive cash flows and be able to fund its current operations. However, no assurance can be provided regarding MTI and MTI Instrument’s ability to continue as a going concern given the level of uncertainty involved with the parent company’s operations.

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

On January 11, 2010, MTI Micro entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with Counter Point. The total amount available for disbursement to MTI Micro was $2 million. Through December 31, 2010, MTI Micro had drawn down $1.89 million, and on January 5, 2011, the final $113 thousand was drawn against this agreement. As a result of this Purchase Agreement, Counter Point received 28,571,429 shares of MTI Micro stock and 5,714,286 warrants.

On February 9, 2011, Amendment No. 1 to Common Stock and Warrant Purchase Agreement (the “Amendment”) was entered into between MTI Micro and Counter Point. The Amendment allows MTI Micro to draw down an additional $450 thousand through June 30, 2011 in exchange for 6,428,574 shares of MTI Micro Common Stock and 1,285,715 warrants. The funds are available through monthly “Closings”, with $90 thousand being drawn down for the month of February, and the amount available of $45 thousand for the month of March and $105 thousand for the months of April through June. See Note 17 for further discussion of this transaction.

On April 16, 2009, MTI Micro was awarded a cost share funding grant of $2.4 million from the United States Department of Energy (DOE) as part of the DOE’s $41.9 million in American Recovery and Reinvestment Act funding for fuel cell technology. On April 30, 2010, MTI Micro was approved for an extension of this grant, with additional funds available of $594 thousand under this program. As of December 31, 2010, $6 thousand remained on this grant.

On July 28, 2010, MTI Micro was awarded a cost share funding grant of $296 thousand from the New York State Energy Research and Development Authority (NYSERDA). MTI Micro has billed $290 thousand for work performed to date, and received $238 thousand through December 31, 2010.

On October 26, 2010, MTI Micro was awarded a firm fixed contract from a United States Department of Defense agency for the development of proof of concept fuel cells for technical testing and subsequent demonstration in a capabilities based experiment. The total contract is expected to provide an additional $100 thousand in revenues for MTI Micro in 2011.

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
There is no guarantee that resources will be available to MTI Micro on terms acceptable to it, or at all, or that such resources will be received in a timely manner, if at all, or that MTI Micro will be able to reduce its capital expenditure run-rate further without materially and adversely affecting its business. MTI Micro had cash and cash equivalents as of December 31, 2010 of $198 thousand. Additionally, in January of 2011, MTI Micro received the final drawdown from the Purchase Agreement of $113 thousand, $77 thousand from NYSERDA, and in February of 2011 received the first drawdown of the Amendment of $90 thousand. MTI Micro also has $35 thousand in both billable and outstanding invoices on the NYSERDA contract, $6 thousand on the DOE contract and $360 thousand remaining on the Amendment, available to them through monthly closings through June 30, 2011. In order to conserve cash and extend operations while we pursue any additional necessary financing, we reduced operating expenses in the first quarter of 2011. Without other resources, management currently believes it will need to make significant changes to its operations before the third quarter of 2011.

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

In December 2007, the FASB issued authoritative guidance which establishes reporting standards that require companies to more clearly identify in the financial statements and disclose the impact of non-controlling interests in a consolidated subsidiary on the consolidated financial statements. Non-controlling interests are now classified as equity in the financial statements. The consolidated income statement is presented by requiring net income to include the net income for both the parent and the non-controlling interests, with disclosure of both amounts on the consolidated statement of income. The calculation of earnings per share continues to be based on income amounts attributable to the parent. Prior period amounts related to non-controlling interests have been reclassified to conform to the current period presentation. The Company adopted this guidance on January 1, 2009.

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

Variable Interest Entities

The Company holds a variable interest in MTI Micro and is determined to be the primary beneficiary. As a result, the Company includes MTI Micro's results of operations in the Companies' consolidated financial statements as of December 31, 2010. MTI Micro is a development stage company and as discussed in Note 1 to the financial statements does not have the equity to fund operations to its next phase of development. The Company's analysis to determine the primary beneficiary of MTI Micro focused primarily on determining which variable interest holder had the power to direct the activities which the Company believes would have the most significant impact on the financial performance of MTI Micro. MTI Micro is governed by a board of directors and significant decisions are determined by a majority vote of this board. MTI does not have direct control of the MTI Micro board of directors. At this time, the Company’s board of directors and the MTI Micro board of directors consist of the same members. Of these board members of both entities, there are three independent directors, with no related party interests in MTI Micro. Under the Articles of Incorporation of MTI Micro, each share of MTI Micro stock is entitled to a vote, and further, the majority shareholders of MTI Micro's common stock have the ability to reconstitute the board. Considering MTI holds the majority of MTI Micro's common stock as of December 31, 2010, MTI has the ability to control the board, and therefore was determined to be the primary beneficiary of MTI Micro. The Company's approach to determining which entity holds the powers and rights was based on common stock held as of the balance sheet date.

As of March 25, 2011, upon additional equity financings from Counter Point (discussed in note 17), MTI and Counter Point own 49.6% and 42.9% of the outstanding common stock of MTI Micro, respectively. As a result, a majority share is not held by one party but is shared amongst the related party group: MTI, Counter Point and Dr. Walter Robb. Refer to Note 17 of the financial statements for further discussion of the related party relationship between MTI, Counter Point and Dr. Walter Robb. In situations in which a reporting entity concludes that neither it nor one of its related parties has power but, as a group, the reporting entity and its related parties have the power, then the party within the related party group that is most closely associated with the VIE is the primary beneficiary. MTI has been the principal funder of MTI Micro's operations since incorporation in 2001. The Company continues to oversee the day to day operations and exercise management decision making. MTI continues to have a vested interest in the commercialization of MTI Micro and to date has made the largest investment in the entity. MTI is exposed to losses and has the ability to benefit from MTI Micro. Considering the facts and circumstances, management believes MTI is most closely associated with the VIE and therefore, as of March 25, 2011, is the primary beneficiary and will continue to consolidate MTI Micro into its results of operations. The consolidation guidance for VIEs requires ongoing reassessments of whether a reporting entity is the primary beneficiary of a variable interest entity. Therefore, upon a change in the facts and circumstances (such as a change in governance or a change to the related party group), management will reassess whether they act as the primary beneficiary and should continue to include MTI Micro in the Company’s results of operations.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, unbilled contract costs and fees, derivatives and accounts payable. The estimated fair values of these financial instruments approximate their carrying values at December 31, 2009 and 2010. The estimated fair values have been determined through information obtained from market sources, where available, or Black-Scholes Option Pricing model valuations.

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

Some of MTI Instruments’ direct sales, particularly sales of semi-automatic semiconductor metrology equipment, or rack-mounted vibration systems, involve on-site customer acceptance and/or installation. In those instances, revenue recognition does not take place at time of shipment. Instead, MTI Instruments recognizes the sale after the unit is installed and/or an on-site acceptance is given by the customer. Agreed-upon acceptance terms and conditions, if any, are negotiated at the time of purchase.

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

Prototype Evaluation Agreements

The Company recognizes income derived from its micro fuel cell prototype evaluation agreements, where the Company receives a lump-sum amount from Original Equipment Manufacturers (“OEMs”) which are testing the Company’s Mobion® prototypes for an OEM-specific application, upon delivery of the evaluation prototypes. These prototypes are returned to the Company once the evaluation period expires. There are no warranties given to any OEM regarding these prototypes, and each evaluation agreement is considered a customer specific arrangement. The costs associated with executing these prototype evaluation arrangements are expensed in research and development expense as they are incurred. Income derived from these arrangements of $10 thousand in 2010 and $45 thousand in 2009 are recorded in the Consolidated Statements of Operations in the line titled “Other income (expense), net.”

Cost of Product Revenue

Cost of product revenue includes material, labor and overhead. Costs incurred in connection with funded research and development arrangements are included in funded research and product development expenses.

Deferred Revenue

Deferred revenue consists of payments received from customers in advance of services performed, completed installation or customer acceptance.

Warranty

The Company records a warranty reserve at the time product revenue is recorded based on a historical rate. The reserve is reviewed during the year and is adjusted, if appropriate, to reflect new product offerings or changes in experience. Actual warranty claims are tracked by product line. Warranty liability was $36 thousand and $21 thousand at December 31, 2010 and 2009, respectively.

Accounting for Impairment or Disposal of Long-Lived Assets

The Company accounts for impairment or disposal of long-lived assets in accordance with accounting standards that address the financial accounting and reporting for the impairment or disposal of long-lived assets, specify how impairment will be measured, and how impaired assets will be classified in the consolidated financial statements. On a quarterly basis, the Company analyzes the status of its long-lived assets at each subsidiary for potential impairment. As of December 31, 2010, the Company does not believe that any of its long-lived assets have suffered any type of impairment that would require an adjustment to that asset’s recorded value.

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

The Company records deferred tax assets for awards that potentially can result in deductions on the Company’s income tax returns based on the amount of compensation cost recognized and the Company’s statutory tax rate. Differences between the deferred tax assets recognized for financial reporting purposes and the actual tax deduction reported on the Company’s income tax return are recorded in Additional Paid-In Capital (if the tax deduction exceeds the deferred tax asset) or in the Consolidated Statement of Operations (if the deferred tax asset exceeds the tax deduction and no historical pool of windfall tax benefits exists). Since the adoption of the revised accounting standard on share-based payments, no tax benefits have been recognized related to share-based compensation since the Company has incurred net operating losses and has established a full valuation allowance to offset all potential tax benefits associated with these deferred tax assets.

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

Effect of Recent Accounting Pronouncements

In June 2010, the FASB issued Accounting Standards Update 2010-06 requiring a gross presentation of activities within the Level 3 rollforward, and adds a new requirement to disclose transfers in and out of Level 1 and 2 measurements. Consistent with the current guidance in Accounting Standard Codification 820-10, ASU 2010-06 allows disclosure of derivative assets and liabilities in the Level 3 rollforward to be presented on either a gross or net balance. The effective date of the ASU was the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 rollforward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The Company’s adoption of this standard did not have a material effect on its financial statements.

3. Accounts Receivable and Allowance for Doubtful Accounts

Receivables consist of the following at December 31:

	2009	2010
	(dollars in thousands)
U.S. and State Government:
Amount billable	$143	$30
Amount billed	—	313
Total U.S. and State Government	143	343
Commercial	1,091	743
Less: Allowance for doubtful accounts	(92)	—
Total	$1,142	$1,086

As of December 31, 2009 and 2010, the Company had a reserve for doubtful trade accounts receivable of $92 thousand and $-0-, respectively.

4. Inventories

Inventories consist of the following at December 31:

	2009	2010
	(dollars in thousands)
Finished goods	$314	$283
Work in process	193	156
Raw materials	282	405
	$789	$844

5. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

	2009	2010
	(dollars in thousands)
Leasehold improvements	$1,213	$1,213
Computers and related software	2,164	2,164
Machinery and equipment	3,820	3,823
Office furniture and fixtures	473	473
	7,670	7,673
Less accumulated depreciation	6,811	7,248
	$859	$425

Depreciation expense was $819, $660, and $481 thousand for 2008, 2009, and 2010, respectively. Repairs and maintenance expense was $57, $20, and $18 thousand for 2008, 2009, and 2010, respectively.

6. Income Taxes

Income tax benefit (expense) for each of the years ended December 31 consists of the following:

	2008	2009	2010
	(dollars in thousands)
Federal	$—	$9	$—
State	(33)	199	4
Deferred	(1,971)	—	—
Total	$(2,004)	$208	$4

Income tax benefit (expense) allocated directly to stockholders’ equity for each of the years ended December 31 is as follows:

	2008	2009	2010
	(dollars in thousands)
Total change in unrealized (gain) loss on securities available for sale:
Deferred tax benefit (expense)	$989	$—	—
Valuation allowance (expense)	(989)	—	—
Tax effect of reclassification adjustment for gains included in
net income (loss)	1,971	—	—
	$1,971	$—	$—

The significant components of deferred income tax benefit (expense) from operations before non-controlling interest for each of the years ended December 31 consists of the following:

	2008	2009	2010
	(dollars in thousands)
Deferred tax benefit (expense)	$721	$432	$676
Net operating loss carry forward	3,837	(1,927)	740
Valuation allowance	(4,558)	1,495	(1,416)
Disproportionate tax effect of reclassification adjustment for
gains included in net income (loss)	(1,971)	—	—
	$(1,971)	$0	$—

The Company’s effective income tax rate from operations before non-controlling interest differed from the Federal statutory rate for each of the years ended December 31 as follows:

	2008	2009	2010
Federal statutory tax rate	34%	34%	34%
State taxes, net of federal tax effect	3	—	6
Change in valuation allowance	(42)	42	(42)
Disproportionate tax effect of reclassification
adjustment for gains included in net income (loss)	(16)	—	—
Permanent tax difference on derivative valuation	2	—	—
Loss on extinguishment of debt	—	(2)	—
IRC Section 382 Limitation	—	(64)	—
Expiring net operating loss	—	—	(3)
Adjustment to opening deferred tax balance	—	(3)	5
Other, net	—	(1)	—
Tax Rate	(19)%	6%	0%

Pre-tax loss before non-controlling interests was $10.8, $3.6, and $3.4 million for 2008, 2009, and 2010, respectively. The deferred tax assets and liabilities as of December 31 consist of the following tax effects relating to temporary differences and carry forwards:

	2009	2010
	(dollars in thousands)
Current deferred tax assets (liabilities):
Inventory valuation	$211	$157
Inventory capitalization	16	13
Bad Debt Reserve	37	—
Vacation pay	82	77
Warranty and other sale obligations	9	14
Other reserves and accruals	81	63
	436	324
Valuation allowance	(436)	(324)
Net current deferred tax assets (liabilities)	$—	$—
Noncurrent deferred tax assets (liabilities):
Net operating loss	$22,947	$23,688
Property, plant and equipment	158	366
Stock options	2,340	2,918
Research and development tax credit	459	450
Alternative minimum tax credit	45	54
	25,949	27,476
Valuation allowance	(25,949)	(27,476)
Non-current net deferred tax assets	$—	$—

The valuation allowance at December 31, 2009 and 2010 was $26.4 and $27.8 million, respectively. The net change in the valuation allowance was $(1.5) million in 2009 and $1.4 million in 2010. The valuation allowance at December 31, 2009 and 2010 reflects the estimate that it is more likely than not that the net deferred tax assets may not be realized.

At December 31, 2010, the Company has unused Federal net operating loss carry forwards of approximately $67 million. Of these carry forwards, $1.3 million represents windfall tax benefits from stock option transactions, the tax effect of which are not included in the Company’s net deferred tax assets. Additionally, it is estimated that $6.7 million of these carryforwards will expire prior to utilization due to IRC Section 382 limitation described below. This net operating loss limited by IRC Section 382 is not reflected in the Company’s deferred tax asset as of December 31, 2010. The balance of the net operating losses carried forward from 2009 of $65.4 million was reduced by $2.2 million in expired net operating losses. $1.9 million of the expired net operating losses related to uncertain tax positions, Therefore, the tax effect was not previously included in the above deferred tax assets. The remaining Federal net operating loss carry forwards, if unused, will continue to expire beginning in 2020.

The Company's and/or its subsidiaries’ ability to utilize their net operating loss carryforwards may be significantly limited by Section 382 of the Internal Revenue Code of 1986, as amended, if the Company or any of its subsidiaries undergoes an “ownership change” as a result of changes in the ownership of the Company's or its subsidiaries’ outstanding stock pursuant to the exercise of the warrants or otherwise. A corporation generally undergoes an “ownership change” when the ownership of its stock, by value, changes by more than 50 percentage points over any three-year testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change net operating loss carryforwards and certain recognized built-in losses. As of December 31, 2010, although no formal Section 382 study has been performed, the Company does not appear to have had an ownership change for Section 382 purposes. However, as noted below, as a result of MTI Micro’s conversion of the Bridge Notes (combined with the Company’s ownership changes) MTI Micro appears to have had an ownership change for Section 382 purposes which places limitations on the utilization of MTI Micro’s separate company net operating loss carryforwards.

As a result of the conversion of the Bridge Notes in December of 2009 (see Footnote 17 for further discussion of the transaction), MTI no longer maintained an 80% or greater ownership in MTI Micro. Thus, MTI Micro is no longer included in Mechanical Technology, Inc. and Subsidiaries' consolidated federal and combined New York State tax returns, effective December 9, 2009.

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

As of December 31, 2010, it is estimated that MTI has net operating loss carryforwards of approximately $51.9 million and MTI Micro has net operating loss carryforwards of approximately $15.3 million (with a portion, as noted above, being subject to IRC Section 382 limitation).

As of December 31, 2010, the Company has approximately $450 thousand of research and development tax credit carry forwards, which begin to expire in 2018, and approximately $54 thousand of alternative minimum tax credit carry forwards, which have no expiration date. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates.

A reconciliation of the beginning and ending amount of unrecognized tax benefits in accordance with ASC 740 for 2008, 2009 and 2010 is as follows:

	2008	2009	2010
	(dollars in thousands)
Balance as of January 1,	$2,044	$2,049	$1,836
Additions for tax positions of prior years	5	—	—
Deductions for settlements	—	213	650
Balance as of December 31,	$2,049	$1,836	$1,186

In future periods, if $1.2 million of these unrecognized benefits become supportable, the Company may not recognize a change in its effective tax rate as long as it remains in a full valuation allowance position. Additionally the Company does not have uncertain tax positions that it expects will increase or decrease within twelve months of this reporting date. In accordance with the Company’s accounting policy, it recognizes interest and penalties related to uncertain tax positions as a component of tax expense. This policy did not change as a result of the adoption of ASC 704’s accounting for uncertain tax positions. The Company did not recognize any interest or penalties in 2010, and recognized interest and penalties income of $47 thousand in 2009 (upon settlement of the NYS audit discussed below). For both December 31, 2009 and 2010, the Company had $0 of accrued interest and penalties related to uncertain tax positions.

The Company files income tax returns, including returns for its subsidiaries, with federal and state jurisdictions. The Company is no longer subject to IRS or NYS examinations for its federal and state returns for any periods prior to 2007, although carryforward attributes that were generated prior to 2007 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period. On February 2, 2009, New York State Department of Taxation and Finance notified the Company that it was no longer going to pursue the issue associated with potentially not permitting the Company to file combined tax returns for the period 2002 through 2004. At December 31, 2008 the Company had recorded a $213 thousand long-term liability for this issue. In the settlement of this issue, the Company paid New York State approximately $19 thousand and recognized the benefit of the reversal of this liability of $194 thousand in the first quarter of 2009.

7. Accrued Liabilities

Accrued liabilities consist of the following at December 31:

	2009	2010
	(dollars in thousands)
Salaries, wages and related expenses	$525	$476
Liability to shareholders for previous acquisition	363	363
Legal and professional fees	183	173
Warranty and other sale obligations	20	36
Commissions	13	36
Other	186	189
	$1,290	$1,273

8. Fair Value Measurement

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

The following is a summary of the Company’s fair value instruments categorized by their associated fair value input level:

(Dollars in thousands)
				Balance at
Balance Sheet Classification	Level 1	Level 2	Level 3	December 31, 2010
Financial Liabilities:
Derivative liability	$—	$—	$73	$73
Total fair value of liabilities	$—	$—	$73	$73

The following is a rollforward of Level 3 fair value instruments for the year ended December 31, 2009:

(Dollars in thousands)
		Total (Gains) /
	Beginning	Losses	Purchases,	Ending Balance as
	Balance as of	Realized and	Issuances, Sales	of December 31,
Instrument	Jan. 1, 2009	Unrealized	and Settlements	2009
Derivative liability	$41	$29	$—	$70
Total Level 3 instruments	$41	$29	$—	$70

The following is a rollforward of Level 3 fair value instruments for the year ended December 31, 2010:

(Dollars in thousands)		Total (Gains) /
	Beginning	Losses	Purchases,	Ending Balance as
	Balance as of	Realized and	Issuances, Sales	of December 31,
Instrument	Jan. 1, 2010	Unrealized	and Settlements	2010
Derivative liability	$70	$3	$—	$73
Total Level 3 instruments	$70	$3	$—	$73

9. Stockholders’ Equity

Common Shares

Changes in common shares of MTI are as follows for the years ended December 31:

	2008	2009	2010
Balance, beginning	5,777,578	5,776,750	5,776,750
Fractional shares redeemed during reverse stock split	(203)	—	—
Forfeiture of restricted stock grants	(625)	—	—
Balance, ending	5,776,750	5,776,750	5,776,750

Sale of Common Stock

On December 15, 2006, the Company entered into agreements with certain investors to sell 756,944 shares of common stock and warrants to purchase 378,472 shares of common stock for an aggregate purchase price of $10.9 million. The common stock and warrants were sold in units, with each unit consisting of 12.5 shares of common stock and a warrant to purchase 6.25 shares of common stock, at an exercise price of $18.16 per share. Each non-certificated unit was sold at a negotiated price of $180.00. The shares of common stock and warrants were immediately separable and were issued separately (see Warrants Issued below). The common stock, the warrants and shares issuable upon exercise of the warrants were registered with the SEC.

Warrants Issued

On December 20, 2006, the Company issued warrants to investors to purchase 378,472 shares of the Company’s common stock at an exercise price of $18.16 per share. These warrants will be fair valued by the Company until expiration or exercise of the warrants. The warrants became exercisable on June 20, 2007 and expire on December 19, 2011. The fair value of the warrants at December 31, 2009 and 2010 was $70 thousand and $73 thousand, respectively.

Reservation of Shares

The Company has reserved common shares for future issuance as follows as of December 31, 2010:

Stock options outstanding	878,986
Stock options available for issuance	114,591
Warrants outstanding	378,472
Number of common shares reserved	1,372,049

The decrease in the Company’s paid-in-capital of $(128) thousand in 2008 and $-0- in both 2009 and 2010, represents the changes in the Company’s equity investment in MTI Micro, which resulted from the conversion of the bridge note and the anti-dilutive impact of the Company’s investments into and third-party stock transactions in MTI Micro stock.

10. Issuance of Stock by Subsidiary

MTI Micro was formed on March 26, 2001 and as of December 31, 2010 the Company owned approximately 50.6% of MTI Micro’s outstanding common stock, or 75,049,937 shares, and 56.3% on a fully diluted basis, which includes 32,904,136 warrants outstanding in addition to the outstanding shares of common stock. The number of MTI Micro common stock shares authorized for issuance is 240,000,000 as of December 31, 2010.

MTI Micro Ownership, Common Shares Only

Changes in common shares of MTI micro, broken down between MTI holdings and non-controlling interests, are as follows:

		MTI		NCI
	Average		Ownership		Ownership
	Price	Shares	%	Shares	%	Total Shares

Balance at 1/1/2008		46,030,453	96.3	1,750,345	3.7	47,780,798

Stock issued for MTI Options to MFC Employees	$0.45	31,469				31,469

Transfer of Plug Power securities to MFC	$0.35	7,319,181				7,319,181

Conversion of Loan Receivable	$0.24	10,416,667				10,416,667

Balance at 12/31/08		63,797,770	97.3	1,750,345	2.7	65,548,115

Stock issued for MTI Options to MFC Employees.	$0.14	10,501				10,501

Conversion of Bridge Loan	$0.07	11,241,666		44,622,759		55,864,425

Balance at 12/31/09		75,049,937	61.8	46,373,104	38.2	121,423,041

Common Stock issued under Purchase Agreement	$0.07			26,952,386		26,952,386

Balance at 12/31/10		75,049,937	50.58	73,325,490	49.42	148,375,427

Reservation of Shares

MTI Micro has reserved common shares for future issuance, broken down between MTI holdings and non-controlling interests, as follows as of December 31, 2010:

	MTI	NCI	Total
Stock options outstanding		33,050,720	33,050,720
Warrants outstanding	32,904,136	10,346,888	43,251,024
Number of shares reserved for outstanding options and warrants	32,904,136	43,397,608	76,301,744

In addition, MTI Micro has 4,956,280 stock options available for issuance.

Sale of Common Stock

On January 11, 2010, MTI Micro entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with Counter Point Ventures Fund II, L.P. (“Counter Point”). Counter Point is managed by Dr. Walter L. Robb, a member of the Board of Directors of the Company and MTI Micro, and is a current stockholder of MTI Micro. Dr. Robb and Counter Point beneficially held approximately 29.5% of the common stock and warrants of MTI Micro as of December 31, 2009, and as of December 31, 2010 hold an aggregate of approximately 41.4% of the common stock and warrants of MTI Micro.

Pursuant to the Purchase Agreement, MTI Micro could issue and sell to Counter Point up to 28,571,429 shares of common stock, par value $0.01 per share (the “Micro Common Stock”), at a purchase price per share of $0.070, over a period of twelve (12) months, and warrants (“Warrants”) to purchase shares of Micro Common Stock equal to 20% of the shares of Micro Common Stock purchased under the Purchase Agreement at an exercise price of $0.070 per share. The sale and issuance of the Micro Common Stock and Warrants occurred over multiple closings (each, a “Closing”). Nine Closings occurred through December 31, 2010, with MTI Micro raising $1.89 million from the sale of 26,952,386 shares of Micro Common Stock and Warrants to purchase 5,390,477 shares of Micro Common Stock to Counter Point. The final Closing occurred on January 5, 2011, whereby MTI Micro drew down the remaining $113 thousand available under the Purchase Agreement. After the final Closing, the Company continues to hold an aggregate of 55.8% of the common stock and warrants of MTI Micro.

On February 9, 2011, Amendment No. 1 to Common Stock and Warrant Purchase Agreement (the “Amendment”) was entered into between MTI Micro and Counter Point. The Amendment allows MTI Micro to draw down an additional $450 thousand through June 30, 2011 in exchange for 6,428,574 shares of MTI Micro Common Stock and 1,285,715 warrants. The funds are available through monthly “Closings”, with the amount available of $90 thousand for the month of February, $45 thousand for the month of March, and $105 thousand for the months of April through June.

Warrants Issued

On December 9, 2009, MTI Micro issued warrants to the current shareholders of MTI Micro, including the Company, without consideration, to purchase 32,779,310 shares of MTI Micro Stock at an exercise price of $0.07 per share. The warrants became exercisable on December 9, 2010 and expire on December 8, 2017. The warrants have been accounted for as an equity distribution of $2.03 million, including warrants to the Company with a value of $1.97 million that were eliminated in consolidation.

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

MTI Micro issued 5,390,477 warrants to Counter Point to purchase shares of MTI Micro Stock at an exercise price of $0.07 per share under the Purchase Agreement during 2010. The warrants became exercisable on the date of issuance and will expire on the earlier of (a) the five (5) year anniversary of the Date of Issuance of the Warrant; (b) immediately prior to a Change of Control; or (c) the closing of a firm commitment underwritten public offering pursuant to a registration statement under the Securities Act. The warrants were accounted for as equity.

Refer to Note 17 for further discussion.

11. Retirement Plan

The Company maintains a voluntary savings and retirement plan under Internal Revenue Code Section 401(k) covering substantially all employees. Employees must complete six months of service and have attained the age of twenty-one prior to becoming eligible for participation in the plan. The Company plan allows eligible employees to contribute a percentage of their compensation on a pre-tax basis and the Company matches employee contributions dollar for dollar up to a discretionary amount, currently 4%, of the employee’s salary, subject to annual tax deduction limitations. Company matching contributions vest at a rate of 25% annually for each year of service completed. Company matching contributions were $136, $141, and $107 thousand for 2008, 2009, and 2010, respectively. The Company may also make additional discretionary contributions in amounts as determined by management and the Board of Directors. There were no additional discretionary contributions by the Company for the years 2008, 2009, or 2010.

12. Loss per Share

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations for continuing operations for the years ended December 31:

	2008	2009	2010
	(dollars in thousands, except shares)
Numerator:
Net loss	$(12,504)	$(3,099)	$(1,758)
Denominator:
Basic EPS:
Common shares outstanding, beginning of period	4,772,486	4,771,658	4,771,658
Weighted average common shares issued during the period	—	—	—
Weighted average restricted shares forfeited during the period	(323)	—	—
Weighted average common shares redeemed during the
period in conjunction with the reverse stock split	(127)	—	—
Effect of non-vested restricted stock	323	—	—
Denominator for basic earnings per common shares —
Weighted average common shares	4,772,359	4,771,658	4,771,658
Diluted EPS:
Common shares outstanding, beginning of period	4,772,486	4,771,658	4,771,658
Weighted average common shares issued during the period	—	—	—
Weighted average restricted shares forfeited during the period	(323)	—	—
Weighted average common shares redeemed during the
period in conjunction with the reverse stock split	(127)	—	—
Effect of non-vested restricted stock due to anti-dilutive effect	323	—	—
Denominator for diluted earnings per common shares -
Weighted average common shares	4,772,359	4,771,658	4,771,658

Not included in the computation of earnings per share-assuming dilution for the year ended December 31, 2008 were options to purchase 780,340 shares of the Company’s common stock, warrants to purchase 378,472 shares of the Company’s stock and options to purchase 15,001 shares of MTI Micro’s common stock. These potentially dilutive items were excluded because the Company incurred a loss for this period and their inclusion would be anti-dilutive.

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

Not included in the computation of earnings per share-assuming dilution for the year ended December 31, 2010 were options to purchase 878,986 shares of the Company’s common stock, warrants to purchase 378,472 shares of the Company’s stock, and options to purchase 33,050,720 shares of MTI Micro’s common stock. These potentially dilutive items were excluded because the Company incurred a loss for this period and their inclusion would be anti-dilutive.

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

The 1999 Plan was adopted by the Company’s Board of Directors, approved by stockholders on March 18, 1999 and expired during 2009. The 1999 Plan provided an initial aggregate number of 1,000,000 shares of common stock to be awarded or issued. The number of shares to be awarded under the 1999 Plan and awards outstanding were adjusted for stock splits, and during 2005, 2006, and 2007, the total number of shares which could be awarded under the 1999 Plan was 562,500 shares. Under the 1999 Plan, the Board of Directors was authorized to issue stock-based awards to officers, employees and others.

The 2006 Plan was adopted by the Company’s Board of Directors on March 16, 2006 and approved by stockholders on May 18, 2006. The plan was amended by the Board of Directors and restated effective September 16, 2009. The Amended and Restated 2006 Equity Incentive Plan increased the initial aggregate number of 250,000 shares of common stock which may be awarded or issued to 600,000. The number of shares which may be awarded under the 2006 Plan and awards outstanding has been adjusted for stock splits and other similar events. Under the 2006 Plan, the Board of Directors is authorized to issue stock options, stock appreciation rights, restricted stock, and other stock-based incentives to officers, employees and others.

Stock-based compensation expense for the year ended December 31, 2010 was generated from stock option grants. Stock options are awards which allow holders to purchase shares of the Company’s common stock at a fixed price. Stock options issued to employees generally vest 25% per year beginning one year after grant. Options issued to non-employee members of the MTI Board of Directors generally vest upon grant. Certain options granted may be fully or partially exercisable immediately, may vest on other than a four year schedule or vest upon attainment of specific performance criteria. Restricted stock awards generally vest one year after the date of grant; however, certain awards may vest immediately or vest upon attainment of specific performance criteria. Option exercise prices are generally equivalent to the closing market value price of the Company’s common stock on the date of grant. Unexercised options generally terminate either seven or ten years after date of grant.

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

The fair value of each stock option grant was estimated at the date of grant using a Black-Scholes Option Pricing model. The following table presents the weighted-average assumptions used for options granted:

	2009	2010
Option term (years)	3.34	5.03
Volatility	115.3 – 117%	128.3– 150%
Risk-free interest rate range	2.28-2.49%	1.46 – 2.04%
Dividend yield	0%	0%
Weighted-average fair value per option granted	$1.02	$0.54

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

Stock-Based Compensation Expense — All Accounting Treatments

Total share-based compensation expense, related to all of the Company’s share-based awards, recognized for the years ended December 31, was comprised as follows:

	2008	2009	2010
	(dollars in thousands, except eps)
Unfunded research and product development	$186	$92	$21
Selling, general and administrative	658	413	226
Share-based compensation expense	$844	$505	$247

Impact on basic and diluted EPS	$(0.18)	$(0.11)	$(.05)

Total unrecognized compensation costs related to non-vested awards as of December 31, 2010 is $292 thousand, and is expected to be recognized over a weighted-average vesting period of approximately 1.31 years.

As a result of the amendment in 2009 of the 2006 plan, 450,000 additional shares were made available for granting. Presented below is a summary of the Company’s stock option plans’ activity for the years ended December 31:

	2008	2009	2010
Shares under option, beginning	776,696	780,340	716,403
Granted	213,039	171,750	216,000
Exercised	—	—	—
Canceled/Forfeited	(58,956)	(89,799)	(8,506)
Expired	(150,439)	(145,888)	(44,911)
Shares under option, ending	780,340	716,403	878,986
Options exercisable	532,298	571,617	719,623
Remaining shares available for granting of options	68,641	316,216	114,591

The weighted average exercise price is as follows for each of the years ended December 31:

	2008	2009	2010
Shares under option, beginning	25.86	21.56	15.97
Granted	2.80	1.31	0.59
Exercised	—	—	—
Canceled/Forfeited	13.10	4.09	8.85
Expired	20.65	35.91	32.64
Shares under option, ending	21.56	15.97	11.41
Options exercisable, ending	28.33	18.72	13.59

The following table summarizes information for options outstanding and exercisable at December 31, 2010:

	Outstanding Options			Options Exercisable
		Weighted Average	Weighted		Weighted
Exercise		Remaining	Average		Average
Price Range	Number	Contractual Life	Exercise Price	Number	Exercise Price
$0.00 - $1.15	276,000	9.50	$0.72	177,016	$0.78
$1.16 - $3.60	234,375	6.63	$1.86	185,962	$1.98
$3.61 - $14.24	127,192	3.42	$11.42	115,226	$11.54
$14.25 - $22.64	48,978	3.32	$19.28	48,978	$19.28
$22.65 - $33.36	63,373	3.65	$30.12	63,373	$30.12
$33.37 - $50.24	129,068	2.38	$39.45	129,068	$39.45
	878,986	6.04	$11.41	719,623	$13.59

The aggregate intrinsic value (i.e. the difference between the closing stock price and the price to be paid by the option holder to exercise the option) is $44 thousand for the Company’s outstanding options and $24 thousand for the exercisable options as of December 31, 2010. The amounts are based on the Company’s closing stock price of $0.80 as of December 31, 2010.

There were no unvested restricted stock options for the period ended December 31, 2010. The aggregate intrinsic value of restricted stock vested during the year ended December 31, 2010 was zero.

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

The amount of expense recognized for this grant was $187 thousand for 2010. Share-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, therefore, awards are reduced for estimated forfeitures. The accounting standard requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has assumed a forfeiture rate of 5% for this grant.

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

The amount of expense recognized for this grant was $1.01 million for 2010. Share-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, therefore, awards are reduced for estimated forfeitures. The accounting standard requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has assumed a forfeiture rate of 5% for this grant.

Options issued to employees generally vested 50% on the grant date and 50% ratably on a quarterly basis over the next three years. Option exercise prices were determined by MTI Micro’s Board of Directors. Unexercised options generally terminate ten years after date of grant. Up until January 1, 2006, MTI Micro followed accounting guidance in accounting for employee stock-based compensation, and provided the disclosures required under the revised accounting standard. This required no recognition of compensation expense for most of the stock-based compensation arrangements provided by MTI Micro, namely, broad-based employee stock purchase plans and option grants where the exercise price is equal to or not less than the market value at the date of grant. However, the accounting treatment requires recognition of compensation expense for variable award plans over the vesting periods of such plans, based upon the then-current market values of the underlying stock. As of January 1, 2006, MTI Micro is accounting for employee stock-based compensation under the revised accounting standard for share-based payments.

Presented below is a summary of compensation expense, which is included in the summary of the Company’s compensation expense under all share-based awards above, for the MTI Micro plans:

	2008	2009	2010
	(dollars in thousands)
Stock option compensation expense	$2	$—	$1,199
Total stock-based compensation expense	$2	$—	$1,199

Presented below is a summary of the MTI Micro stock option plans activity for the years ended December 31:

	2008	2009	2010
Shares under option, beginning	22,668	15,001	15,001
Granted	—	—	34,627,320
Exercised	—	—	—
Canceled/Forfeited	(7,667)	—	(1,591,601)
Shares under option, ending	15,001	15,001	33,050,720
Options exercisable	15,001	15,001	20,137,783
Remaining shares available for granting of options	3,343,863	38,000,000	4,956,280

The weighted average exercise price for MTI Micro options is as follows for each of the years ended December 31:

	2008	2009	2010
Shares under option, beginning	$3.70	$3.89	$3.89
Granted	—	—	0.07
Exercised	—	—	—
Canceled/Forfeited	3.33	—	0.09
Shares under option, ending	3.89	3.89	0.07
Options exercisable, ending	3.89	3.89	0.07

In accordance with the accounting guidance, the weighted average fair value of stock options granted is required to be based on a theoretical statistical model using the preceding Black-Scholes Option Pricing model assumptions.

	Outstanding Options		Options Exercisable
		Weighted Average
Exercise		Remaining	Weighted Average		Weighted Average
Price Range	Number	Contractual Life	Exercise Price	Number	Exercise Price
$0.07 - $2.54	30,043,720	9.23	$0.07	20,124,783	$0.07
$2.55 - $3.79	2,000	2.25	$2.55	2,000	$2.55
$3.80 - $4.65	1,167	1.86	$3.80	1,167	$3.80
$4.66 - $4.66	3,833	3.25	$4.66	3,833	$4.66
	33,050,720	9.22	$0.07	20,131,783	$0.07

14. Cash Flows — Supplemental Information

	Years Ended December 31,
	2008	2009	2010
	(dollars in thousands)
Non-Cash Investing and Financing Activities:
Change in investment and paid-in capital resulting from other
investors’ activity in MTI Micro stock	$(128)	$3,411	$—

15. Derivatives

The Company held or has outstanding as of December 31, the following derivative financial instruments:

	2009	2010	Expiration
Derivatives issued:
Warrants, exercisable beginning June 20, 2007, to purchase the
Company’s common stock issued to three investors at a purchase
price of $18.16 per share	378,472	378,472	12/19/2011

Warrant Derivative to Purchase MTI Common Stock: The warrants issued during the Company’s December 2006 capital raise were legally freestanding, detachable and transferable by the holders. The features of the warrant allowed both straight cash exercises as well as cashless exercises. Due primarily to a stipulation in the warrant agreement which allowed a potential cash settlement with the holders if the Company was acquired by, or merged with a private company, these warrants were classified as an asset/liability derivative in accordance with the accounting guidance.

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

	2009	2010
Expected life of option (days)	730	365
Risk-free interest rate	1.14%	0.29%
Expected volatility of stock	162.7%	219.4%
Expected dividend yield	None	None

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

Future minimum rental payments required under non-cancelable operating leases are (dollars in thousands): $323 in 2011, $271 in 2012, $278 in 2013 and $260 in 2014. Rent expense under all leases was $645, $564, and $528 thousand for 2008, 2009, and 2010, respectively.

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

Employment Agreements

The Company has employment agreements with certain employees that provide severance payments, certain other payments, accelerated vesting and exercise extension periods of certain options upon termination of employment under certain circumstances, as defined in the applicable agreements. As of December 31, 2010, the Company’s potential minimum obligation to these employees was approximately $685 thousand.

Royalty Commitment

On January 28, 2010, MTI Instruments entered into an Asset Purchase and Sale Agreement with Ernest F. Fullam, Inc., Peter Fullam and Diane Fullam to acquire the tensile stage line of products from Ernest F. Fullam, Inc, a pioneering microscopy accessories company from Clifton Park, NY. As part of the acquisition, Mr. Peter Fullam joined MTI Instruments as a Product Sales Engineer and MTI Instruments purchased machinery, inventory and the rights to use the Fullam/MTI Instruments product name. Additionally, commencing with the calendar quarter ending March 31, 2010 and ending at the close of the calendar quarter ending December 31, 2012, MTI Instruments will pay Ernest F. Fullam, Inc. a royalty equal to 5% of the Gross Sales achieved on specific Fullam products. MTI Instruments paid Fullam $12 thousand of royalties in 2010.

17. Equity Investments for MTI Micro – related party

On September 18, 2008, MTI Micro executed a Convertible Note and Warrant Purchase Agreement (the “Purchase Agreement”), Secured Convertible Promissory Note Agreements (the “Bridge Notes”), Security Agreement (the “Security Agreement’) and Warrant Agreements (the “Warrants”). The investors (the “Bridge Investors”) included MTI, in the form of conversion of existing debt of $700 thousand, Dr. Walter L. Robb, a member of the Company’s and MTI Micro’s Boards of Directors, and Counter Point Ventures Fund II, LP (Counter Point). Counter Point is a venture capital fund sponsored and managed by Dr. Walter L. Robb. General Electric Pension Trust, an employee benefit plan trust, is a passive limited partner in Counter Point. The Bridge Notes allowed MTI Micro to borrow up to an aggregate of $2.2 million, including conversion of the outstanding debt totaling $700 thousand owed to the Company. Under this agreement, MTI Micro closed on $1.5 million of funding from Other Investors on September 18, 2008.

On February 20, 2009, MTI Micro and the Investors agreed to, among other things, amend the Bridge Notes (“Amendment No. 1”) to permit MTI Micro to sell additional Bridge Notes with an additional principal amount of up to $500 thousand to additional investors, and to extend the maturity date from March 31, 2009 to May 31, 2009 (the “Maturity Date”). No other terms of the Bridge Notes were amended. Following the effectiveness of the Amendment No. 1, MTI Micro borrowed an additional $500 thousand from Counter Point, bringing the aggregate outstanding principal amount borrowed under the Bridge Notes, as amended, to $2.7 million, including conversion of outstanding debt totaling $700 thousand owed to the Company.

On April 15, 2009, MTI Micro and the Investors agreed to amend the Bridge Notes (“Amendment No. 2”) to permit MTI Micro to sell additional Bridge Notes with an additional principal amount of up to $800 thousand to an additional investor and Counter Point, and to extend the maturity date from May 31, 2009 to March 31, 2010 (the “Maturity Date”). Effective December 4, 2009, MTI Micro had sold all additional Bridge Notes. The Bridge Notes had an interest rate of 10%, compounded annually.

On December 9, 2009, MTI Micro entered into a Secured Convertible Promissory Note Negotiated Conversion Agreement (the “Conversion Agreement”) with the Company and the other Bridge Investors. The parties agreed to, among other things, convert the aggregate principal and accrued interest amount of $3,910,510 outstanding under the Bridge Notes into an aggregate of 55,864,425 shares of Common Stock of MTI Micro using a conversion price per share of $0.070 (the “Negotiated Conversion”). Warrants to purchase MTI Micro common stock at $0.07 per share were issued to Bridge Investors for an aggregate of 5,081,237 shares. As an incentive for MTI Micro to agree to the terms of the Negotiated Conversion, MTI Micro, the Company and the Bridge Investors also agreed that immediately prior to the consummation of the Negotiated Conversion, MTI Micro would issue to each current MTI Micro stockholder (including the Company), without consideration, a warrant (“Micro Warrant”) exercisable after one (1) year for up to 50% of the aggregate number of shares of Common Stock each such MTI Micro stockholder currently held in MTI Micro, at $0.070 per share and with a term of seven (7) years. Accordingly, immediately prior to the consummation of the Negotiated Conversion on December 9, 2009, MTI Micro issued Micro Warrants exercisable for an aggregate of 32,779,310 shares of MTI Micro Common Stock.

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

On January 11, 2010, MTI Micro entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with Counter Point. Dr. Robb and Counter Point beneficially held approximately 27.0% of the fully-diluted common stock of MTI Micro as of December 31, 2009, and as of December 31, 2010 hold an aggregate of approximately 35.3% of the fully-diluted common stock of MTI Micro.

Pursuant to the Purchase Agreement, MTI Micro could issue and sell to Counter Point up to 28,571,429 shares of common stock, par value $0.01 per share (the “Micro Common Stock”), at a purchase price per share of $0.070, over a period of twelve (12) months, and warrants (“Warrants”) to purchase shares of Micro Common Stock equal to 20% of the shares of Micro Common Stock purchased under the Purchase Agreement at an exercise price of $0.070 per share. The sale and issuance of the Micro Common Stock and Warrants occurred over multiple closings (each, a “Closing”). Nine Closings occurred through December 31, 2010, with MTI Micro raising $1.89 million from the sale of 26,952,386 shares of Micro Common Stock and Warrants to purchase 5,390,477 shares of Micro Common Stock to Counter Point. The final Closing occurred on January 5, 2011, whereby MTI Micro drew down the remaining $113 thousand available under the Purchase Agreement. After the final Closing, the Company continues to hold an aggregate of 47.64% of the fully-diluted common stock of MTI Micro.

On February 9, 2011, MTI Micro entered into Amendment No. 1 to Common Stock and Warrant Purchase Agreement (the “Amendment”) with Counter Point. The Amendment allows MTI Micro to draw down an additional $450 thousand through June 30, 2011 in exchange for 6,428,574 shares of MTI Micro Common Stock, par value $0.01 per share, and 1,285,715 warrants. The funds are available through monthly “Closings”, with the amount available of $90 thousand for the month of February, $45 thousand for the month of March, and $105 thousand for the months of April through June. One Closing has occurred through March 15, 2011, with MTI Micro raising $90 thousand from the sale of 1,285,714 shares of Micro Common Stock and Warrants to purchase 257,143 shares of Micro Common Stock to Counter Point. Subsequent Closings may occur thereafter at MTI Micro’s sole discretion during the Closing Periods upon delivery of written notice by MTI Micro to Counter Point of its desire to consummate a Closing, and Counter Point’s acceptance of such offer under the Amendment on the terms agreed upon with MTI Micro. In the event the terms and conditions of the Purchase Agreement no longer reflect current market conditions or otherwise, either party may elect not to participate in a Subsequent Closing(s) or the parties may amend the Purchase Agreement on mutually agreeable terms with respect to such Subsequent Closing(s). If MTI Micro were to issue and sell the remainder of the 6,428,574 shares under the Amendment, the Company would continue to hold an aggregate of 46.07% of the fully-diluted common stock of MTI Micro. For additional information regarding the Amendment, please see the Company’s Form 8-K filed February 10, 2011.

Dr. Robb and Counter Point beneficially held approximately 27.0% of the fully-diluted common stock of MTI Micro of December 31, 2009, 35.30% as of December 31, 2010, and as of March 15, 2011 hold an aggregate of approximately 36.3% of the fully-diluted common stock of MTI Micro.

18. Geographic and Segment Information

The Company sells its products on a worldwide basis with its principal markets listed in the table below where information on product revenue and funded research and development revenue is summarized by geographic area for the Company as a whole for each of the years ended December 31:

	2008	2009	2010
	(dollars in thousands)
Product revenue:
United States	$3,309	$3,908	$4,7036
Japan	904	612	238
Singapore	112	23	170
Hong Kong	502	251	684
Korea	46	103	180
China	75	13	318
Taiwan	45	50	231
Other Pacific Rim	49	5	77
Germany	162	12	4
United Kingdom	189	149	58
Netherlands	29	147	164
Other Europe	131	56	46
Canada	212	59	168
Middle East	315	202	33
Turkey	4	463	—
Rest of World	140	210	105

Total product revenue	$6,224	$6,263	$7,179

Funded research and development revenue:
United States	$1,154	$2,043	$1,234
Total funded research and development revenue	$1,154	$2,043	$1,234
Total revenue	$7,378	$8,306	$8,413

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

Total product revenues contributed by the Test and Measurement Instrumentation products segment and their percentage of total product revenues for each of the years ended December 31 are shown below:

	2008		2009		2010
	Sales	%	Sales	%	Sales	%
	(dollars in thousands)
Aviation Balancing Systems	$1,977	31.76%	$2,768	44.19%	$3,007	41.89%
Precision Instruments	2,983	47.93	2,619	41.81	2,804	39.06
Semiconductor and Solar Metrology	1,264	20.31	876	14.00	1,368	19.05
Total	$6,224	100.00%	$6,263	100.00%	$7,179	100.00%

In the Test and Measurement Instrumentation segment, the U.S. Air Force accounted for $974 thousand or 15.65% of total revenue in 2008, $1.2 million or 18.97% of total product revenue in 2009, and $1.6 million or 21.97% of total product revenue in 2010. The largest commercial customer in 2008 was a former Japanese distributor, who accounted for $864 thousand or 13.88% of total product revenue in 2008. The largest commercial customer in 2009 was a domestic US defense contractor, who accounted for $618 thousand or 9.86% of total product revenue in 2009. The largest commercial customer in 2010 was a Chinese distributor who accounted for $560 thousand, or 7.82% of total product revenue for the year.

In the New Energy segment, the DOE accounted for $1.2 million or 100% of total funded research and development revenue in 2008, $2.0 million or 100% of total funded research and development revenue in 2009, and $944 thousand or 77% of total funded research and development revenue in 2010.

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

		Test and
	New	Measurement		Reconciling	Consolidated
(Dollars in thousands)	Energy	Instrumentation	Other	Items	Totals
Three months Ended December 31, 2008
Product revenue	$—	$1,124	$—	$—	$1,124
Funded research and development revenue	272	—	—	—	272
Research and product development expenses	860	313	—	—	1,173
Selling, general and administrative expenses	587	376	388	—	1,351
Gain (loss) on securities available for sale	172	—	(241)	—	(69)
Segment (loss) profit from continuing operations
before income taxes, equity in holdings’
losses and non controlling interests	(1,309)	(330)	(205)	—	(1,844)
Segment (loss) profit	(1,309)	(330)	(390)	5	(2,024)
Total assets	2,093	2,132	1,286	—	5,511
Capital expenditures	(8)	—	(1)	—	(9)
Depreciation and amortization	143	29	16	—	188

		Test and
	New	Measurement		Reconciling	Consolidated
(Dollars in thousands)	Energy	Instrumentation	Other	Items	Totals
Three months Ended December 31, 2009
Product revenue	$—	$1,966	$—	$—	$1,966
Funded research and development revenue	459	—	—	—	459
Research and product development expenses	1,029	212	—	—	1,241
Selling, general and administrative expenses	104	569	270	—	943
Segment (loss) profit from continuing operations
before income taxes, equity in holdings’
losses and non controlling interests	(1,046)	276	(34)	57	(747)
Segment (loss) profit	(1,046)	276	(25)	265	(530)
Total assets	1,061	1,949	731	—	3,741
Capital expenditures	7	—	—	—	7
Depreciation and amortization	124	24	26	—	174

		Test and
	New	Measurement		Reconciling	Consolidated
(Dollars in thousands)	Energy	Instrumentation	Other	Items	Totals
Three months Ended December 31, 2010
Product revenue	$—	$2,637	$—	$—	$2,637
Funded research and development revenue	125	—	—	—	125
Research and product development expenses	492	231	—	—	723
Selling, general and administrative expenses	338	530	279	—	1,147
Segment (loss) profit from continuing operations
before income taxes, equity in holdings’
losses and non controlling interests	(695)	793	(166)	—	(68)
Segment (loss) profit	(695)	793	(170)	350	278
Total assets	639	1,751	1,211	—	3,601
Capital expenditures	—	16	—	—	16
Depreciation and amortization	89	18	3	—	110

		Test and
	New	Measurement		Reconciling	Consolidated
(Dollars in thousands)	Energy	Instrumentation	Other	Items	Totals
Year Ended December 31, 2008
Product revenue	$—	$6,224	$—	$—	$6,224
Funded research and development revenue	1,154	—	—	—	1,154
Research and product development expenses	6,614	1,650	—	—	8,264
Selling, general and administrative expenses	2,463	2,331	3,575	—	8,369
Gain on securities available for sale	1,214	—	(196)	—	1,018
Segment (loss) profit from continuing operations
before income taxes, equity in holdings’
losses and non controlling interests	(8,961)	(1,415)	(384)	—	(10,760)
Segment (loss) profit	(8,961)	(1,415)	(2,388)	260	(12,504)
Total assets	2,093	2,132	1,286	—	5,511
Capital expenditures	105	60	16	—	181
Depreciation and amortization	621	128	70	—	819

		Test and
	New	Measurement		Reconciling	Consolidated
(Dollars in thousands)	Energy	Instrumentation	Other	Items	Totals
Year Ended December 31, 2009
Product revenue	$—	$6,263	$—	$—	$6,263
Funded research and development revenue	2,043	—	—	—	2,043
Research and product development expenses	4,479	965	—	—	5,444
Selling, general and administrative expenses	105	1,822	1,357	—	3,284
Segment (loss) profit from continuing operations
before income taxes, equity in holdings’
losses and non controlling interests	(3,171)	381	(839)	57	(3,572)
Segment (loss) profit	(3,171)	381	(631)	322	(3,099)
Total assets	1,061	1,949	731	—	3,741
Capital expenditures	7	—	—	—	7
Depreciation and amortization	496	103	61	—	660

		Test and
	New	Measurement		Reconciling	Consolidated
(Dollars in thousands)	Energy	Instrumentation	Other	Items	Totals
Year Ended December 31, 2010
Product revenue	$—	$7,179	$—	$—	$7,179
Funded research and development revenue	1,234	—	—	—	1,234
Research and product development expenses	2,896	959	—	—	3,855
Selling, general and administrative expenses	1,950	1,984	1,086	—	5,020
Segment (loss) profit from continuing operations
before income taxes, equity in holdings’
losses and non controlling interests	(3,639)	886	(639)	—	(3,392)
Segment (loss) profit	(3,639)	886	(643)	1,638	(1,758)
Total assets	639	1,751	1,211	—	3,601
Capital expenditures	—	47	—	—	47
Depreciation and amortization	385	81	15	—	481

The following table presents the details of “Other” segment (loss) profit for each of the 3 months ended December 31:

	2008	2009	2010
	(dollars in thousands)
Corporate and other (expenses) income:
Depreciation and amortization	$(16)	$(26)	$(3)
Interest income (expense)	(166)	14	—
Gain (loss) on derivatives	54	89	(16)
Income tax (expense) benefit	(184)	(407)	4
Other expense, net	(77)	305	(155)
Total (expense) income	$(389)	$(25)	$(170)

The following table presents the details of “Other” segment (loss) profit for each of the years ended December 31:

	2008	2009	2010
	(dollars in thousands)
Corporate and other (expenses) income:
Depreciation and amortization	$(70)	$(61)	$(15)
Interest income (expense)	(106)	68	—
Gain (loss) on derivatives	655	(29)	(3)
Income tax expense	(2,004)	(208)	(4)
Other expense, net	(863)	(401)	(621)
Total expense	$(2,388)	$(631)	$(643)