Form 10-Q
period 2011-03-31
MECHANICAL TECHNOLOGY INC
filed 2011-05-12
CIK 64463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2011
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

The number of shares of common stock, par value of $0.01 per share, outstanding as of May 09, 2011 was 4,771,658.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Mechanical Technology, Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets as of December 31, 2010 and March 31, 2011 (Unaudited)

(Dollars in thousands)	December 31,	March 31,
	2010	2011
Assets
Current Assets:
Cash and cash equivalents	$1,118	$1,048
Accounts receivable	1,086	1,659
Inventories	844	854
Prepaid expenses and other current assets	128	120
Total Current Assets	3,176	3,681

Property, plant and equipment, net:	425	339
Total Assets	$3,601	$4,020

Liabilities and Stockholders’ Equity

Current Liabilities:
Accounts payable	$255	$432
Accrued liabilities	1,273	1,324
Deferred revenue	21	13
Derivative liability	73	29
Income taxes payable	20	20
Total Current Liabilities	1,642	1,818

Stockholders’ Equity (Deficit):
Common stock, par value $0.01 per share, authorized 75,000,000; 5,776,750 issued in
both 2010 and 2011	58	58
Paid-in-capital	134,733	134,835
Accumulated deficit	(122,483)	(122,289)
Common stock in treasury, at cost, 1,005,092 shares in both 2010 and 2011	(13,754)	(13,754)
Total MTI stockholders’ deficit	(1,446)	(1,150)

Non-controlling interest	3,405	3,352
Total Equity	1,959	2,202
Total Liabilities and Stockholders’ Equity	$3,601	$4,020

The accompanying notes are an integral part of the condensed consolidated financial statements.

Mechanical Technology, Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2010 and 2011

(Dollars in thousands, except per share)	Three Months Ended March 31,
	2010	2011
Product revenue	$1,267	$2,539
Funded research and development revenue	357	13
Total revenue	1,624	2,552
Operating costs and expenses:
Cost of product revenue	544	939
Research and product development expenses:
Funded research and product development	770	25
Unfunded research and product development	360	471

Total research and product development expenses	1,130	496

Selling, general and administrative expenses	1,856	1,307

Operating loss	(1,906)	(190)
Gain on derivatives	2	44
Other (expense) income, net	(16)	84
Loss before income taxes and non-controlling interest	(1,920)	(62)
Income tax benefit (expense)	—	—
Net loss, net of tax	(1,920)	(62)
Plus: Net loss attributed to non-controlling interest	686	256
Net income (loss) attributed to MTI	$(1,234)	$194

Net earnings (loss) per share attributable to MTI (Basic and Diluted):	$(0.26)	$0.04

Weighted average shares outstanding (Basic and Diluted)	4,771,658	4,771,658

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss (Unaudited)
For the Three Months Ended March 31, 2010 and 2011

(Dollars in thousands)	Three Months Ended
	March 31,
	2010	2011
Common Stock
Balance, beginning	$58	$58
Balance, ending	$58	$58

Paid-In Capital
Balance, beginning	$133,286	$134,733
Stock-based compensation	904	102
Balance, ending	$134,190	$134,835

Accumulated Deficit
Balance, beginning	$(120,724)	$(122,483)
Net income (loss)	(1,234)	194
Balance, ending	$(121,958)	$(122,289)

Treasury Stock
Balance, beginning	$(13,754)	$(13,754)
Balance, ending	$(13,754)	$(13,754)

Non-controlling Interest (NCI)
Balance, beginning	$3,156	$3,405
Equity contribution	660	203
Net loss attributed to NCI	(686)	(256)
Balance, ending	$3,130	$3,352

Total Stockholders’ Equity
Balance, ending	$1,666	$2,202

Total Comprehensive (Loss)
Net income (loss)	$(1,234)	$194
Other comprehensive (loss)	—	—
Total comprehensive (loss)	$(1,234)	$194

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2010 and 2011

(Dollars in thousands)	Three Months Ended March 31,
	2010	2011
Operating Activities
Net loss	$(1,920)	$(62)

Adjustments to reconcile net loss to net cash used by operating activities:
Gain on derivatives	(2)	(44)
Depreciation and amortization	131	99
Stock based compensation	904	102

Changes in operating assets and liabilities:
Accounts receivable	250	(572)
Inventories	41	(10)
Prepaid expenses and other current assets	(174)	8
Accounts payable	155	177
Income taxes payable	—	—
Deferred revenue	—	(8)
Accrued liabilities	174	50
Net cash used by operating activities	(441)	(260)

Investing Activities
Purchases of property, plant and equipment	(13)	(13)
Net cash used by investing activities	(13)	(13)

Financing Activities
Proceeds from capital raise and warrants issued	660	203
Net cash provided by financing activities	660	203

Increase (Decrease) in cash and cash equivalents	206	(70)
Cash and cash equivalents - beginning of period	785	1,118
Cash and cash equivalents - end of period	$991	$1,048

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business

Mechanical Technology, Incorporated, (“MTI” or the “Company”), a New York corporation, was incorporated in 1961. MTI operates in two segments, the Test and Measurement Instrumentation segment, which is conducted through MTI Instruments, Inc. (“MTI Instruments”), a wholly-owned subsidiary, and the New Energy segment which is conducted through MTI MicroFuel Cells Inc. (“MTI Micro”), a variable interest entity that is included in these consolidated statements.

MTI Instruments was incorporated in New York on March 8, 2000 and is a worldwide supplier of precision non-contact physical measurement solutions, condition based monitoring systems, portable balance equipment and wafer inspection tools. MTI Instrument’s products use a comprehensive array of technologies to solve complex, real world applications in numerous industries including manufacturing, semiconductor, solar, commercial and military aviation, automotive and data storage. Their products consist of electronic gauging instruments for position, displacement and vibration application within the design, manufacturing/production, test and research market; wafer characterization of semi-insulating and semi-conducting wafers within both the semiconductor and solar industries; tensile stage systems for materials testing at academic and industrial settings; and engine vibration analysis systems for both military and commercial aircraft.

MTI Micro was incorporated in Delaware on March 26, 2001, and is developing Mobion®, a handheld energy-generating device to replace current lithium-ion and similar rechargeable battery systems in many handheld electronic devices for the military and consumer markets. Mobion® handheld generators are based on direct methanol fuel cell (DFMC) technology, which has been recognized as enabling technology for advanced portable power sources by the scientific community and industry analysts. As the need for advancements in portable power increases, MTI Micro is developing Mobion® as a solution for advancing current and future electronic device power needs of the multi-billion dollar portable electronics market. As of March 31, 2011, the Company owned approximately 49.61% of MTI Micro’s outstanding common stock.

2. Liquidity and Going Concern

The Company has incurred significant losses, the majority stemming from the direct methanol fuel cell product development and commercialization programs of MTI Micro, and has a consolidated accumulated deficit of $122 million and working capital of $2 million at March 31, 2011. The Company has projected positive cash flows to meet future cash requirements for operations and capital expenditures exclusive of MTI Micro, and has cash and cash equivalents of $1 million at March 31, 2011, $964 thousand without MTI Micro. Because of previous losses, limited current cash and cash equivalents, negative cash flows and accumulated deficit, the report of the Company’s independent registered public accounting firm for the year ended December 31, 2010 expressed substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, Management believes that MTI Instruments will continue to generate positive cash flows and be able to fund its current operations. Furthermore, due to recent Corporate cost savings initiatives, the Company believes that the positive cash flows generated by MTI Instruments will be sufficient enough to cover the parent company’s operations for the foreseeable future.

At present, the Company does not expect to continue to fund MTI Micro on a long-term basis. Since the company will no longer fund MTI Micro, MTI Micro has sought other sources of funding. In September 2008, MTI Micro closed on $2.2 million of funding in the form of convertible secured notes (the “Bridge Notes”) to investors (the “Bridge Investors”), including MTI, Dr. Walter L. Robb, a member of the Company’s and MTI Micro’s Boards of Directors, and Counter Point Ventures Fund II, LP (Counter Point). Counter Point is a venture capital fund sponsored and managed by Dr. Walter L. Robb. In February 2009, MTI Micro issued additional bridge notes to Counter Point in the amount of $500 thousand. On April 15, 2009, MTI Micro, Counter Point and an additional investor agreed to additional bridge notes in the amount $800 thousand to be drawn down in increments not to exceed $165 thousand monthly. The final principal draw down occurred on December 4, 2009. The Bridge Notes carried an annual interest rate of 10%. On December 9, 2009, these bridge notes with the aggregate principal and accrued interest amount of $3,910,510 outstanding were converted into an aggregate of 55,864,425 shares of Common Stock of MTI Micro using a conversion price per share of $0.070 (the “Negotiated Conversion”).

On January 11, 2010, MTI Micro entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with Counter Point. The total $2 million has been drawn against this Purchase Agreement. As a result of this Purchase Agreement, Counter Point received 28,571,429 shares of MTI Micro stock and 5,714,286 warrants. See Note 8 for further discussion of this transaction.

On February 9, 2011, Amendment No. 1 to Common Stock and Warrant Purchase Agreement (the “Amendment”) was entered into between MTI Micro and Counter Point. The Amendment allows MTI Micro to draw down an additional $450 thousand through June 30, 2011 in exchange for 6,428,574 shares of MTI Micro Common Stock and 1,285,715 warrants. The funds are available through monthly “Closings”, with $90 thousand being drawn down for the month of February, $45 thousand in April, $210 thousand in May, and an additional $105 thousand available through June. See Note 8 for further discussion of this transaction.

On April 16, 2009, MTI Micro was awarded a cost share funding grant of $2.4 million from the United States Department of Energy (DOE) as part of DOE’s $41.9 million in American Recovery and Reinvestment Act funding for fuel cell technology. On April 30, 2010, MTI Micro was approved for an extension of this grant to December 31, 2010, with additional funds available of $594 thousand under this program. As of April 25, 2011, all amounts awarded have been billed and paid by the DOE under this grant.

On July 28, 2010, MTI Micro was awarded a cost share funding grant of $296 thousand from the New York State Energy Research and Development Authority (NYSERDA). MTI Micro has billed $296 thousand for work performed to date, and received $261 thousand through March 31, 2011.

On October 26, 2010, MTI Micro was awarded a $100 thousand firm fixed contract from a United States Department of Defense agency for the development of proof of concept fuel cells for technical testing and subsequent demonstration in a capabilities based experiment. Total revenue recognized in the first quarter was $86 thousand, with $14 thousand remaining to be billed at the completion of work.

In order to continue full commercialization of its micro fuel cell solution, MTI Micro will need to do one or more of the following to raise additional resources, or reduce its cash requirements:
  obtain additional government or private funding of its direct methanol fuel cell research, development, manufacturing readiness and commercialization;
  secure additional debt or equity financing; or
  further reduce its current expenditure run-rate.
There is no guarantee that resources will be available to MTI Micro on terms acceptable to it, or at all, or that such resources will be received in a timely manner, if at all, or that MTI Micro will be able to reduce its expenditure run-rate further without materially and adversely affecting its business. MTI Micro had cash and cash equivalents of $84 thousand as of March 31, 2011. Additionally, in April and May 2011, MTI Micro received $255 thousand under the Amendment, with an additional $105 thousand available through June 30, 2011. MTI Micro received $45 thousand for the Department of Defense contract in the first quarter, and an additional $41 thousand was received in April, with $14 thousand remaining on the contract. MTI Micro also has $35 thousand in outstanding invoices on the NYSERDA contract. In order to conserve cash and extend operations while we pursue any additional necessary financing, MTI Micro has reduced operating expenses in the first quarter of 2011. Without other resources, management currently believes it will need to make significant changes to MTI Micro’s operations before the third quarter of 2011.

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2010 has been derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2011.

Variable Interest Entities

The Company has performed an analysis under the Variable Interest Entity ("VIE") model and determined that MTI Micro is a VIE. One of the criteria for determining whether an entity is a VIE is determining if the entity (MTI Micro) has equity at risk. Management has concluded that MTI Micro does not have equity at risk to fund operations into its next phase of development. Further, it has been determined that the Company is the primary beneficiary of MTI Micro, and therefore should continue to include MTI Micro’s results of operations in the Companies’ consolidated financial statements as of March 31, 2011.

The Company's analysis to determine the primary beneficiary of MTI Micro focused primarily on determining which variable interest holder had the power to direct the activities which the Company believes would have the most significant impact on the financial performance of MTI Micro. MTI Micro is governed by its own board of directors and significant decisions are determined by a majority vote of this board. MTI does not have control of the MTI Micro board of directors; however, at this time, the Company’s board of directors and the MTI Micro board of directors consist of the same members. Under the Articles of Incorporation of MTI Micro, each share of MTI Micro stock is entitled to a vote, and further, holders of a majority of the shares of MTI Micro's common stock have the ability to reconstitute the board. As of March 31, 2011, upon additional equity financings from Counter Point (discussed in note 8), MTI, Counter Point and Dr. Robb own 49.6%, 42.9%, and 5.3% of the outstanding common stock of MTI Micro, respectively. As a result, a majority share is not held by one party but is shared amongst the related party group: MTI, Counter Point and Dr. Walter Robb. In situations in which a reporting entity concludes that neither it nor one of its related parties has power but, as a group, the reporting entity and its related parties have the power, then the party within the related party group that is most closely associated with the VIE is the primary beneficiary. MTI continues to oversee the day to day operations and exercise management decision making and to have a vested interest in the commercialization of MTI Micro. Since inception in 2001, MTI has made the largest investment and been the principal funder of MTI Micro. MTI is exposed to losses and has the ability to benefit from MTI Micro. Considering the facts and circumstances, management believes MTI is most closely associated with the VIE and therefore, as of March 31, 2011, is the primary beneficiary and has continued to consolidate MTI Micro into its results of operations.

Should there be a change in the facts and circumstances (such as a change in governance or a change to the related party group) management will reassess whether they act as the primary beneficiary and should continue to include MTI Micro in the Company’s results of operations.

4. Accounts Receivable

Receivable balances consist of the following at:

(Dollars in thousands)		Test and
		Measurement
	New Energy	Instrumentation	Consolidated Totals
December 31, 2010
U.S. and State Government	$111	$232	$343
Commercial	—	743	743
Total	$111	$975	$1,086

March 31, 2011
U.S. and State Government	$83	$272	$355
Commercial	—	1,304	1,304
Total	$83	$1,576	$1,659

For the three months ended March 31, 2010 and 2011, the largest commercial customer represented 12.1% and 31.6%, respectively, and a U.S. governmental agency represented 1.2% and 6.8%, respectively, of the Company’s test and measurement instrumentation segment product revenue. As of December 31, 2010 and March 31, 2011, the largest commercial customer represented 7.2% and 32.8%, respectively, and a U.S. governmental agency represented 23.8% and 10.9%, respectively, of the Company’s instrumentation segment accounts receivable.

As of December 31, 2010 and March 31, 2011, a state agency represented 95% and 43%, respectively, of the accounts receivable of the new energy segment. The remaining balances are due from U.S. governmental agencies.

As of December 31, 2010 and March 31, 2011, the Company had no reserve for doubtful trade accounts receivable.

5. Inventories

Inventories consist of the following at:

(Dollars in thousands)
	December 31, 2010	March 31, 2011
Finished goods	$283	$271
Work in process	156	127
Raw materials	405	456
	$844	$854

6. Income Taxes

The Company’s effective income tax (expense) rate from operations differed from the federal statutory rate for each of the three months ended March 31 as follows:

(Dollars in thousands)	2010	2011
Federal statutory tax rate	34.00%	34.00%
State taxes, net of federal tax effect	6.01	9.97
Change in valuation allowance	(40.05)	(66.13)
Permanent tax difference on derivative valuation	0.04	23.58
Other permanent tax differences, net	—	(1.42)
Tax Rate	0.00%	0.00%

Income tax (expense) benefit for the three months ended March 31 consists of the following:

(Dollars in thousands)	2010	2011
Operations before non-controlling interest
Federal	$—	$—
State	—	—
Deferred	—	—
Total	$—	$—

The valuation allowance at December 31, 2010 and March 31, 2011 was $27.8 million and represents a full valuation allowance. The valuation allowance reflects the estimate that it is more likely than not that the net deferred tax assets in excess of deferred tax liabilities may not be realized.

At March 31, 2011, the Company had unused Federal net operating loss carry forwards of approximately $67.2 million. Of these carry forwards, $1.3 million represents windfall tax benefits from stock option transactions, the tax effect of which are not included in the Company’s net deferred tax assets. Additionally, it is estimated that $6.69 million of these carryforwards will expire prior to utilization due to IRC Section 382 limitation described below. This net operating loss limited by IRC Section 382 is not reflected in the Company’s deferred tax asset as of March 31, 2011. The Federal net operating loss carry forwards, if unused, will begin to expire in 2020.

The Company's and/or its subsidiaries’ ability to utilize their net operating loss carryforwards may be significantly limited by Section 382 of the Internal Revenue Code of 1986, as amended, if the Company or any of its subsidiaries undergoes an “ownership change” as a result of changes in the ownership of the Company's or its subsidiaries’ outstanding stock pursuant to the exercise of the warrants or otherwise. A corporation generally undergoes an “ownership change” when the ownership of its stock, by value, changes by more than 50 percentage points over any three-year testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change net operating loss carryforwards and certain recognized built-in losses. As of March 31, 2011, although no formal Section 382 study has been performed, the Company does not appear to have had an ownership change for Section 382 purposes. However, as noted below, it appears that as a result of MTI Micro’s conversion of the Bridge Notes (combined with the Company’s ownership changes) MTI Micro appears to have had an ownership change for Section 382 purposes, which places limitations on the utilization of MTI Micro’s separate company net operating loss carryforwards.

As a result of the conversion of the Bridge Notes, MTI no longer maintains an 80% or greater ownership in MTI Micro. Thus, MTI Micro is no longer included in Mechanical Technology, Inc. and Subsidiaries' consolidated federal and combined New York State tax returns, effective December 9, 2009.

Pursuant to the Internal Revenue Service's consolidated tax return regulations (IRS Regulation Section 1.1502-36), upon MTI Micro leaving the Mechanical Technology, Inc. and Subsidiaries consolidated group, MTI has elected to reduce a portion of its stock tax basis in MTI Micro by “reattributing” a portion of MTI Micro’s net operating loss carryforwards to MTI, for an amount equivalent to its built in loss amount in MTI’s investment in MTI Micro’s stock.

As a result of MTI making this election with its December 31, 2009 tax return, MTI reattributed approximately $45.2 million of MTI Micro’s net operating losses (reducing its tax basis in MTI Micro’s stock by the same amount), leaving MTI Micro with approximately $13 million of separate company net operating loss carryforwards at the time of the conversion of the Bridge Notes. However, as noted above, as the result of a Section 382 limitation, caused by the conversion, it is estimated that at least $6.69 million of these net operation losses will expire prior to utilization.

As of March 31, 2011, it is estimated that MTI had net operating loss carryforwards of approximately $51.4 million and MTI Micro has net operating loss carryforwards of approximately $15.8 million (with a portion, as noted above, being subject to IRC Section 382 limitation).

As of March 31, 2011, the Company has approximately $450 thousand of research and development tax credit carry forwards, which begin to expire in 2018, and approximately $54 thousand of alternative minimum tax credit carry forwards, which have no expiration date. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates.

7. Stockholders’ Equity

Changes in common shares issued and treasury stock outstanding are as follows:

	Year Ended	Three Months Ended
	December 31, 2010	March 31, 2011
Common Shares
Balance, beginning	5,776,750	5,776,750
Balance, ending	5,776,750	5,776,750

Treasury Stock
Balance, beginning	1,005,092	1,005,092
Balance, ending	1,005,092	1,005,092

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

We recognize all derivatives as either assets or liabilities in the statement of financial position and measure these instruments at fair value. The fair value of the derivative is recorded in the “Derivative liability” line on the financial statements, and is valued quarterly using the Black-Scholes Option Pricing Model. The significant assumptions used for the valuations are as follows:

	December 31, 2010	March 31, 2011
Expected life of option (number of days)	365	274
Risk-free interest rate	0.29%	0.17%
Expected volatility of stock	219.4%	212.2%
Expected dividend yield	None	None

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

The fair value of the warrants at December 31, 2010 and March 31, 2011 was $73 thousand and $29 thousand, respectively. Gains on derivatives are included in “Gain on derivatives” in the Consolidated Statement of Operations. During the three month periods ending March 31, 2010 and 2011, the Company recognized a gain on derivatives of $2 thousand and $43 thousand, respectively.

Reservation of Shares

The Company has reserved common shares for future issuance as of March 31, 2011 as follows:

Stock options outstanding	878,591
Stock options available for issuance	114,986
Warrants outstanding	378,472
Number of common shares reserved	1,372,049

Earnings (Loss) per Share

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

Not included in the computation of earnings per share, assuming dilution for the three months ended March 31, 2011, were options to purchase 878,591 shares of the Company’s common stock, warrants to purchase 378,472 shares of the Company’s common stock, and options to purchase 33,050,720 shares of MTI Micro’s common stock. These potentially dilutive items were excluded because the average market price of the common stock for both entities exceeded the exercise prices of the options and warrants for this period.

8. Issuance of Stock, Warrants and Stock Options by MTI Micro

Common Stock Issued – MTI Micro

MTI Micro was formed on March 26, 2001 and as of March 31, 2011 the Company owned approximately 49.61% of MTI Micro’s outstanding common stock, or 75,049,937 shares, and 55.33% of the common stock and warrants issued, which includes 32,904,136 warrants outstanding. The number of MTI Micro common stock shares authorized for issuance is 240,000,000 as of March 31, 2011.

On January 11, 2010, MTI Micro entered into a Common Stock and Warrant Purchase Agreement (the “Purchase Agreement”) with Counter Point Ventures Fund II, L.P. (“Counter Point”). Counter Point is managed by Dr. Walter L. Robb, a member of the Board of Directors of the Company and MTI Micro, and is a current stockholder of MTI Micro. Dr. Robb and Counter Point beneficially held approximately 41.4% of the common stock and warrants of MTI Micro of December 31, 2010, and as of March 31, 2011 hold an aggregate of approximately 42.4% of the common stock and warrants of MTI Micro.

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

On February 9, 2011, Amendment No. 1 to Common Stock and Warrant Purchase Agreement (the “Amendment”) was entered into between MTI Micro and Counter Point. The Amendment allows MTI Micro to draw down an additional $450 thousand through June 30, 2011 in exchange for 6,428,574 shares of MTI Micro Common Stock and 1,285,715 warrants. The funds are available through monthly “Closings”, with $90 thousand drawn down for the month of February, $45 thousand for the month of April, $210 thousand for the month of May, and $105 thousand available through June 2011.

The following table represents changes in common shares of MTI Micro, broken down between MTI holdings and non-controlling interests:

		MTI		Non Controlling Interest
	Average		Ownership		Ownership
	Price	Shares	%	Shares	%	Total Shares
Balance at 12/31/2008		63,797,770	97.3	1,750,345	2.7	65,548,115

Stock issued for MTI Options to MFC Employees	$0.14	10,501				31,469

Conversion of Bridge Loan	$0.07	11,241,666		44,622,759		55,864,425

Balance at 12/31/09		75,049,937	61.8	46,373,104	38.2	121,423,041

Stock issued under Purchase Agreement	$0.07			26,952,386		26,952,386

Balance at 12/31/10		75,049,937	50.58	73,325,490	49.42	148,375,427

Stock issued under Purchase Agreement & Amendment	$0.07			2,904,757		2,904,757

Balance at 03/31/11		75,049,937	49.61	76,230,247	50.39	151,280,184

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

MTI Micro issued 5,714,286 warrants to Counter Point to purchase shares of MTI Micro Stock at an exercise price of $0.07 per share under the Purchase Agreement. The warrants became exercisable on the date of issuance and will expire on the earlier of (a) the five (5) year anniversary of the Date of Issuance of the Warrant; (b) immediately prior to a Change of Control; or (c) the closing of a firm commitment underwritten public offering pursuant to a registration statement under the Securities Act. The warrants were accounted for as equity.

Under the Amendment in 2011, MTI Micro has issued 257,143 warrants to Counter Point to purchase shares of MTI Micro Stock at an exercise price of $0.07 per share. The warrants became exercisable on the date of issuance and will expire on the earlier of (a) the five (5) year anniversary of the Date of Issuance of the Warrant; (b) immediately prior to a Change of Control; or (c) the closing of a firm commitment underwritten public offering pursuant to a registration statement under the Securities Act. The warrants were accounted for as equity.

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

(Dollars in thousands)
				Balance at
Balance Sheet Classification	Level 1	Level 2	Level 3	March 31, 2011
Financial Liabilities:
Derivative liability	$—	$—	$29	$29
Total fair value of liabilities	$—	$—	$29	$29

The following is a rollforward of Level 3 fair value instruments for the twelve months ended December 31, 2010:

(Dollars in thousands)
	Beginning	Total (Gains) /	Purchases,	Ending Balance
	Balance as of	Losses Realized	Issuances, Sales	as of Dec. 31,
Instrument	Jan. 1, 2010	and Unrealized	and Settlements	2010
Derivative liability	$70	$3	$—	$73
Total Level 3 instruments	$70	$3	$—	$73

The following is a rollforward of Level 3 fair value instruments for the three months ended March 31, 2011:

(Dollars in thousands)
	Beginning	Total (Gains) /	Purchases,	Ending Balance
	Balance as of	Losses Realized	Issuances, Sales	as of March 31,
Instrument	Jan. 1, 2011	and Unrealized	and Settlements	2011
Derivative liability	$73	$(44)	$—	$29
Total Level 3 instruments	$73	$(44)	$—	$29

10. Segment Information

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table. The “Other” column includes corporate related items and items such as income taxes or unusual items, which are not allocated to reportable segments. The “Reconciling Items” column includes non-controlling interests in a consolidated entity. In addition, segments’ non-cash items include any depreciation and amortization in reported profit or loss.

(Dollars in thousands)		Test and			Condensed
		Measurement		Reconciling	Consolidated
	New Energy	Instrumentation	Other	Items	Totals
Three months ended March 31, 2010
Product revenue	$—	1,267	—	—	1,267
Funded research and development revenue	357	—	—	—	357
Research and product development expenses	868	262	—	—	1,130
Selling, general and administrative expenses	1,108	472	276	—	1,856
Segment profit (loss) from operations before
income taxes and non-controlling interest	(1,621)	(135)	(150)	—	(1,906)
Segment profit (loss)	(1,635)	(135)	(150)	686	(1,234)
Total assets	1,068	1,623	1,021	—	3,712
Capital expenditures	—	13	—	—	13
Depreciation and amortization	103	23	5	—	131

Three months ended March 31, 2011
Product revenue	$—	2,539	—	—	2,539
Funded research and development revenue	13	—	—	—	13
Research and product development expenses	166	330	—	—	496
Selling, general and administrative expenses	393	533	381	—	1,307
Segment profit (loss) from operations before
income taxes and non-controlling interest	(527)	622	(157)	—	(62)
Segment profit (loss)	(527)	622	(157)	256	194
Total assets	420	2,539	1,061	—	4,020
Capital expenditures	—	8	5	—	13
Depreciation and amortization	77	19	3	—	99

The following table presents the details of “Other” segment loss:

(Dollars in thousands)	Three Months Ended
	March 31,
	2010	2011
Corporate and other (expenses) income:
Depreciation and amortization	$(5)	$(3)
Gain on derivatives	2	43
Other expense, net	(147)	(197)
Total income (expense)	$(150)	$(157)

11. Commitments and Contingencies

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

The Company’s future minimum rental payments required under non-cancelable operating leases are (dollars in thousands): $367 remaining in 2011, $483 in 2012 and $365 in 2013 and $260 in 2014.

Warranties

Below is a reconciliation of changes in product warranty liabilities:

(Dollars in thousands)	Three Months Ended
	March 31,
	2010	2011
Balance, January 1	$21	$36
Accruals for warranties issued	6	12
Settlements made (in cash or in kind)	(3)	(3)
Balance, end of period	$24	$45

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

Employment Agreements

The Company has employment agreements with certain employees that provide severance payments, certain other payments, accelerated vesting and exercise extension periods of certain options upon termination of employment under certain circumstances, as defined in the applicable agreements. As of March 31, 2011, the Company’s potential minimum cash obligation to these employees was approximately $697 thousand.

Royalty Commitment

On January 28, 2010, MTI Instruments entered into an Asset Purchase and Sale Agreement to acquire the tensile stage line of products from Ernest F. Fullam, Inc, a pioneering microscopy accessories company from Clifton Park, NY. As part of the acquisition, Mr. Peter Fullam joined MTI Instruments as a Product Sales Engineer and MTI Instruments purchased machinery, inventory and the rights to use the Fullam/MTI Instruments product name. Additionally, commencing with the calendar quarter ending March 31, 2010 and ending at the close of the calendar quarter ending December 31, 2012, MTI Instruments will pay Ernest F. Fullam, Inc. a royalty equal to 5% of the Gross Sales achieved on specific Fullam products. MTI Instruments paid Fullam $3 thousand of royalties for the three month period ending March 31, 2011.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, the terms “we,” “us,” and “our” refer to Mechanical Technology, Incorporated, a New York Corporation, “MTI Instruments” refers to MTI Instruments, Inc., a New York corporation and our wholly owned subsidiary, and “MTI Micro” refers to MTI MicroFuel Cells Inc., a Delaware corporation and variable interest entity that is included in these consolidated results. We have a registered trademark in the United States for “Mobion.” Other trademarks, trade names, and service marks used in this Quarterly Report on Form 10-Q are the property of their respective owners.

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2010 contained in our 2010 Annual Report on Form 10-K.

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

Overview
MTI operates in two segments: the Test and Measurement Instrumentation segment, through MTI Instruments, Inc. (MTI Instruments) and the New Energy segment conducted through MTI MicroFuel Cells, Inc. (MTI Micro).

Test and Measurement Segment – MTI Instruments is a worldwide supplier of metrology, portable balancing equipment and inspection systems. Their products use state-of-the-art technology to solve complex real world applications in numerous industries including automotive, semiconductor, solar cell manufacturing, commercial and military aviation and data storage. MTI Instruments is continuously working on ways to expand their sales reach, including expanded sales coverage throughout Europe and Asia, as well as a focus on internet marketing.

Our test and measurement segment has three product groups: Precision Instruments, Semiconductor and Solar Metrology Systems and Aviation Balancing Systems. Their products consist of electronic, computerized gauging instruments for position, displacement and vibration applications for the design, manufacturing/production and test and research markets; metrology tools for wafer characterization of semiconductor and solar wafers; tensile stage systems for materials testing in research and industrial settings; and engine balancing and vibration analysis systems for both military and commercial aircraft.

New Energy Segment - MTI Micro is developing and commercializing off-the-grid power solutions for various portable electronic devices. MTI Micro’s patented proprietary direct methanol fuel cell (dmfc) technology platform called Mobion®, converts 100% methanol fuel to usable electricity capable of providing continuous power as long as necessary fuel flows are maintained. This proprietary fuel cell power solution consists of two primary components integrated into an easily manufactured device: the direct methanol fuel cell power engine, the Mobion® Chip, and methanol fuel cartridges. The methanol used by the technology is fully biodegradable. It has demonstrated power density of over 100 mW/cm 2, while producing more than 1,800 Wh/kg or 1.4 Wh/cc of fuel from its direct methanol fuel feed, which we believe is the highest performance achieved in a vapor-feed, passive water management direct methanol fuel cell, which should allow for more dense micro fuel cell systems. For these reasons, we believe this technology offers a superior power solution compared to current lithium-ion and similar rechargeable battery systems currently used by original equipment manufacturers (OEMs) and branded partners in many handheld devices, such as military sensors, global positioning systems (gps), smart phones, digital cameras, portable gaming devices, e-readers and power accessories for other portable devices. We believe this platform will facilitate further developments of numerous electronic product advantages, including smaller size, environmental friendliness, greatly extended run-time of current portable devices, and simplicity of design, all critical for commercialization in the consumer market. We also believe this platform can be implemented as three different product options: a handheld power generator for consumer and military electronic devices, a snap-on or attached power accessory, or an embedded fuel cell in handheld devices.

MTI Micro’s Mobion® technology is protected by a patent portfolio that includes 54 US patents and 5 Patent Cooperation Treaty Foreign patents issued, covering five key technologies and manufacturing areas, one of which is the process that eliminates the need for active water recirculation pumps or the inclusion of water as a fuel dilutant. The water required for the electrochemical process is transferred internally within the Mobion® Chip from the site of water generation on the air-side of the cell. This internal flow of water takes place without the need for any pumps, complicated re-circulation loops or other micro-plumbing tools.

MTI Micro has strategic agreements with a global Japanese consumer electronics company; with a U.S. based developer and marketer of universal chargers, and a letter of intent with Duracell, part of the Procter & Gamble Company. In the second half of 2010, we entered into a third phase developmental contract with a global power tool manufacturer, as well as a firm fixed price contract for the development of proof of concept fuel cells for technical testing with a United States Department of Defense agency. Additionally, during the first quarter of 2011, we completed the work required under the DOE grant awarded for the period January 8, 2009 through March 30, 2011. The objective of the grant was to demonstrate and field test a commercially viable one watt dmfc charger for consumer electronic devices. As part of this objective, MTI Micro field tested seventy five (75) units to various users, including seventeen (17) OEM’s, thirty-three (33) individuals, twenty one (21) military agencies and four (4) governmental agencies. We have achieved all technical performance targets required by the DOE under this grant and this field testing has concluded. Further field testing is being conducted by OEMs and governmental agencies, which may result in the signing of supply agreements or product customization contracts with MTI Micro for final production of our Mobion® platform.

Liquidity

Our cash requirements depend on numerous factors, including operating results of our test and instrumentation segment, completion of MTI Micro’s portable power source products development activities, MTI Micro’s ability to commercialize its portable power source products, market acceptance of MTI Micro’s portable power source products, and other factors.

Several key indicators of our liquidity are summarized in the following table:

	Three Months Ended
(Dollars in thousands)	March 31,
	2010	2011
Cash and cash equivalents	$991	$1,048
Working capital	993	1,863
Net income (loss)	(1,234)	194
Net cash used in operating activities	(441)	(260)
Purchase of property, plant and equipment	13	13

From inception through March 31, 2011, we have incurred an accumulated deficit of $122 million. Management believes that MTI Instruments will continue to generate positive cash flows and operating results, and will continue to be able to fund its current operations. Furthermore, due to recent Corporate cost savings initiatives, the Company believes that the positive cash flows generated by MTI Instruments will be sufficient enough to cover the parent company’s operations for the foreseeable future.

We expect that MTI Micro will continue to incur losses for the foreseeable future as it continues micro fuel cell product development and commercialization programs. We expect that their losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, operating results, the availability of equity financing, and the ability to attract government funding resources to offset research and development costs. At present, the Company does not expect to continue to provide further long-term equity funding for MTI Micro’s development and commercialization of its portable power source products. MTI Micro had cash and cash equivalents as of March 31, 2011 of $84 thousand. MTI Micro has and will seek additional capital from external sources to fund future development and operations.

On February 9, 2011, MTI Micro entered into Amendment No. 1 to Common Stock and Warrant Purchase Agreement (the “Amendment”) with Counter Point. The Amendment allows MTI Micro to draw down $450 thousand through June 30, 2011 in exchange for 6,428,574 shares of MTI Micro Common Stock at a purchase price per share of $0.07, and 1,285,715 warrants to purchase shares of Micro Common Stock equal to 20% of the shares of Micro Common Stock purchased under the Purchase Agreement at an exercise price of $0.07 per share. The funds are available through monthly “Closings”, with $90 thousand drawn down for the month of February, $45 thousand for the month of April, $210 thousand for the month of May, and $105 thousand available through June 2011.

Dr. Robb and Counter Point beneficially held approximately 41.4% of the outstanding common shares and warrants of MTI Micro of December 31, 2010, and as of March 31, 2011 hold 42.4% of the outstanding common shares and warrants of MTI Micro. If MTI Micro were to issue and sell the remainder of the 6,428,574 shares under the Amendment, the Company would hold an aggregate of 48.0% of the outstanding common shares and 53.6% of the outstanding common shares and warrants of MTI Micro. Further dilution could occur if the outstanding warrants or options were exercised.

MTI Micro will be required to raise additional funds through issuance of its equity or debt, government funding and/or explore other strategic alternatives including but not limited to the sale of assets and/or the company. If MTI Micro is unable to raise additional financing, it may be required to discontinue or severely reduce its business operations. In order to conserve cash and extend operations while additional necessary financing is being pursued, MTI Micro has reduced operating expenses effective January 1, 2011. There is no assurance that funds raised in any financing will be sufficient, that the financing will be available on terms favorable to us or to existing stockholders and at such times as required, or that we will be able to obtain the additional financing required for the continued operation and growth of MTI Micro. During the last twenty eight months, MTI Micro has raised $4.9 million in external debt and equity financing. If we raise additional funds by issuing equity securities, MTI Micro’s stockholders will experience further dilution. Additional debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity financing may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, reduce the scope of or eliminate some or all of our research and development programs, or discontinue our portable power source business. Without other resources, management currently believes it will need to make significant changes to MTI Micro’s operations before the third quarter of 2011.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2011 Compared to the Three Months Ended March 31, 2010.

Test and Measurement Instrumentation Segment

Product Revenue. Product revenue in our test and measurement instrumentation business for the three months ended March 31, 2011 increased in comparison to the same period in 2010 by $1.27 million, or 100.6%, to $2.5 million. This rise in revenue was due to an increase in aviation balancing system shipments, combined with higher semiconductor metrology tool and capacitance product sales. For the quarter ended March 31, 2011, the largest customer for the segment was a US military aerospace equipment subcontractor which accounted for $801 thousand, or 31.6%, of the first quarter revenue. In 2010, the largest commercial customer during the first quarter accounted for $153 thousand, or 12.1%, of the quarterly revenue. The Department of Defense was the largest government customer for the quarter ended March 31, 2011 and accounted for $172 thousand, or 6.8%, of the first quarter revenue. In 2010, the US Air Force was the largest government customer during the first quarter and accounted for $15 thousand, or 1.2%, of the quarterly revenue.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands)						Total Contract
			Revenues for the		Revenue Contract	Orders Received
			Three Months Ended March 31,		to Date	to Date
Contract (1)	Expiration		2010	2011	March 31, 2011	March 31, 2011
$2.3 million Air Force New PBS-4100
Systems	07/28/2010	(2)	$—	$—	$2,166	$2,166
$6.5 million Air Force Retrofit and
Maintenance of PBS-4100 Systems	9/27/2014	(3)	$4	$83	$1,908	$1,948
____________________

(1)	Contract values represent maximum potential values and may not be representative of actual results.
(2)	Date represents expiration of contract, including all three potential option extensions.
(3)	Date represents expiration of contract, including all four potential option extensions.

Cost of Product Revenue. Cost of product revenue in our test and measurement instrumentation business for the three months ended March 31, 2011 increased in comparison to the same period in 2010 by $395 thousand, or 72.6%, to $939 thousand. The increase corresponded to the 100.6% rise in product revenue for the quarter. Gross profit, as a percentage of product revenue, increased to 63%, compared to 57% for the same period in 2010. This rise was attributed to lower inventory overhead and a reduction in expense for potentially obsolete and slow-moving stock.

Unfunded Research and Product Development Expenses. Unfunded research and product development expenses in our test and measurement segment rose $68 thousand, or 25.9%, to $330 thousand for the three months ended March 31, 2011 from $262 thousand for the three months ended March 31, 2010. This increase is attributable to higher external development and consultant spending, along with additional staffing in the segment’s engineering department during the current quarter.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our test and measurement segment increased by $61 thousand, or 12.9%, to $533 thousand for the three months ended March 31, 2011 from $472 thousand for the three months ended March 31, 2010. This increase is due to the hiring of additional sales staff, higher travel costs and a rise in sales commissions in conjunction with the higher sales volume.

New Energy Segment

Funded Research and Development Revenue: Funded research and development revenue in our new energy segment for the three months ended March 31, 2011 decreased in comparison to the same period in 2010 by $344 thousand, from $357 thousand to $13 thousand. The final billings for both the DOE and NYSERDA grants were done in the first quarter of 2011 for approximately $6 thousand each, as the majority of work was finished in 2010, while 2010 represented a full quarter of DOE billings.

Information regarding our contracts included in funded research and development revenue is as follows:

(Dollars in thousands)
		Revenue		Revenue		Revenue
		Three Months		Three Months		Contract to
		Ended	% of 2010	Ended	% of 2011	Date
Contract	Expiration (1)	March 31, 2010	Total	March 31, 2011	Total	March 31, 2011
$2.9 million DOE (2)	3/31/2011	$357	100%	$6	50%	$2,997
$296 thousand NYSERDA	12/31/10	$—	—%	$6	50%	$296
____________________

(1)	Dates represent expiration of contract, not date of final billing.
(2)	The DOE contract was initially awarded for $2.4 million, effective for January 2009 through March 31, 2010. An extension to this was granted in April 2010, increasing total funding to $2.99 million and an expiration date of March 31, 2011. The DOE contract is a cost share contract.

Funded Research and Product Development Expenses. Funded research and product development expenses in our new energy segment for the three months ended March 31, 2011 decreased by $745 thousand, from $770 thousand to $24.5 thousand. This change was the result of the decrease in billings under the current DOE and NYSERDA contracts, as mentioned above in Funded Research and Development Revenue.

Unfunded Research and Product Development Expenses. Unfunded research and product development expenses in our new energy segment increased by $43 thousand, or 43.9%, to $141 thousand for the three months ended March 31, 2011 from $98 thousand for the three months ended March 31, 2010. This increase is attributable to the reduction in the amount of funding received for continued research and development.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our new energy segment decreased by $715 thousand, or 64.6% to $393 thousand for the three months ended March 31, 2011 from $1.1 million for the three months ended March 31, 2010. This decrease was primarily the result the recognition of the stock option expense in relation to options granted to MTI Micro employees in the first quarter of 2010 equaling $833 thousand.

Results of Consolidated Operations

Operating Loss. Operating loss decreased by $1.7 million, from a $1.9 million loss for the three months ended March 31, 2010 to a loss of $190 thousand for the three months ended March 31, 2011 as a result of the factors noted above.

Gain on Derivatives. Our gain on derivatives related to the freestanding warrants issued in conjunction with our December 2006 capital raise increased by $41 thousand, to $43 thousand for the three months ended March 31, 2011 compared with $2 thousand for the three months ended March 31, 2010. The increase in derivative gain was attributable to valuation changes of the underlying warrants using the Black-Scholes pricing model.

Income Tax Benefit (Expense). Our effective income tax rate for the three months ended March 31, 2010 and 2011 was 0.00%. This is primarily the result of losses generated by operations, changes in the valuation allowance, and permanent differences for derivative valuations. The valuation allowance against our deferred tax assets at March 31, 2011 and at December 31, 2010 was $27.8 million. We determined that it was more likely than not that ultimate recognition of certain deferred tax assets would not be realized.

Net Losses Attributed to Non-Controlling Interests (of MTI Micro): The net loss attributed to non-controlling interests decreased from $686 thousand for the three months ended March 31, 2010 to $256 thousand for the three months ended March 31, 2011. This is a result of the decrease in the losses of MTI Micro’s results of operations, which was $1.6 million loss for 2010, and $527 thousand loss for 2011.

Net Income (Loss): Net Income for the three month period ended March 31, 2011 was $194 thousand compared to a loss of $1.2 million for the same period in 2010. This shift from a loss situation to an income position can be attributed to the MTI Instruments’ quarterly net income of $622 thousand for 2011, as compared to a net loss of $135 thousand for 2010, and a reduction of the net loss for MTI Micro from $1.6 million in 2010 to $527 thousand for 2011. These are a result of the factors discussed above.

Capital Resources

Our working capital was $1.9 million at March 31, 2011, which is comparable to the December 31, 2010 balance of $1.5 million.

At March 31, 2011, our order backlog was $1.3 million compared to $2.13 million at December 31, 2010.

Our inventory turnover ratios and accounts receivable days sales outstanding for the trailing twelve month periods and their changes at March 31, 2010 and 2011 are as follows:

	2010	2011	Change
Inventory turnover	2.3	4.2	1.9
Average accounts receivable days sales outstanding	42	42	0

The increase in inventory turnover is driven by a 23% decrease in average inventory balances on 41% higher sales volume. Lower inventory balances have been a result of better managed production quantities and inventory purchases over the last twelve months.

The average accounts receivable days sales outstanding for the last twelve months compared to the previous twelve months, remaining consistent.

Net cash used by operating activities was $260 thousand for the three months ended March 31, 2011 compared with $441 thousand in 2010. This cash use decrease of $181 thousand reflects a net decrease in cash expenditures to fund operations, decreases in inventory levels, together with net balance sheet changes reflecting the timing of cash payments and receipts, particularly the reduction in accounts receivable and the decrease in accruals of certain liabilities.

There were $13 thousand in capital expenditures during the three months ended March 31, 2011, compared with $13 thousand in capital expenditures in the same period for 2010. There were no outstanding commitments for capital expenditures as of March 31, 2011. We expect to finance any potential future expenditures with current cash and cash equivalents as appropriate and to the extent available.

Off-Balance Sheet Arrangements

There were no off balance sheet arrangements.

Contractual Payment Obligations

We have entered into various agreements that result in contractual payment obligations in future years. These contracts include financing arrangements for current manufacturing, laboratory and office facility lease agreements. The following table summarizes cash payments that we are committed to make under the existing terms of contracts to which we are a party as of March 31, 2011. This table does not include contingencies.

	Less			More
Contractual Payment Obligations	Than 1	1-3	3-5	Than 5
(in thousands)	Year	Years	Years	Years	Total
Operating Leases / Total Contractual Payment Obligations	$367	$1,109	$—	$—	$1,476

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 2 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2010 includes a summary of our most significant accounting policies. There have been no material changes to the critical accounting policies previously disclosed in our 2010 Annual Report on Form 10-K. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, income taxes, stock-based compensation and derivatives. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Periodically, we review our critical accounting estimates with the Audit Committee of our Board of Directors.

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
  the need to raise additional financing for MTI Micro;
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
  risks related to developing Mobion® direct methanol fuel cells and whether MTI Micro will ever successfully develop reliable and commercially viable Mobion® fuel cell solutions;
  MTI Micro’s or their customer’s portable products that utilize the portable power source products may not be accepted by the market;
  our inability to build and maintain relationships with our customers;
  MTI Micro’s lack of experience in manufacturing fuel cell systems on a commercial basis;
  MTI Micro’s dependence on others for the production requirements of their portable power source products;
  MTI Micro’s dependence on manufacturing subcontractors to maintain high levels of productivity and satisfactory delivery schedules for the portable power source products;
  MTI Micro’s dependence on third-party suppliers for most of the manufacturing equipment necessary to produce their portable power source products;
  MTI Micro’s inability to obtain sufficient quantities of components and other materials, including platinum and ruthenium, necessary for the production of their portable power source products;
  MTI Micro’s dependence on OEMs integrating Mobion® fuel cell systems into their devices;
  our lack of long-term purchase commitments from our customers and the ability of our customers to cancel, reduce, or delay orders for our products;
  risks related to protection and infringement of intellectual property;
  MTI Micro’s inability to commercialize their proposed portable power source solutions and develop new product solutions on a timely basis;
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
  risks related to the limitation of the use of our net operating losses in the event of certain ownership changes; and
  other factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2010 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our acting chief financial officer, evaluated the effectiveness of MTI’s disclosure controls and procedures as of March 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the valuation of our disclosure controls and procedures as of March 31, 2011, our chief executive officer and acting chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2010 contains a detailed discussion of our risk factors. In addition, information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Statement Concerning Forward Looking Statements”. These risk factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. Pursuant to the instructions to this Quarterly Report on Form 10-Q, we have provided below only those risk factors that are new or that have been materially amended since the time that we filed our 2010 Annual Report on Form 10-K. Accordingly, the information presented below should be read in conjunction with the risk factors and information disclosed in our 2010 Annual Report on Form 10-K.

We have incurred recurring net losses and anticipate continued net losses as we execute our commercialization plan for our portable power source business.

We have incurred recurring net losses, including net losses of $1.9 million and $190 thousand for the three months ended March 31, 2010 and the three months ended March 31, 2011, respectively. As a result of ongoing operating losses, we had an accumulated deficit of $122 million as of March 31, 2011. Subject to cash availability, we expect to continue to make expenditures and incur expenses in our new energy segment as we develop and commercialize our proposed portable power source products; develop our manufacturing, sales, and distribution networks; implement internal systems and infrastructure; and hire additional personnel. As a result, we expect to continue to incur significant losses in our new energy segment as we execute our plan to commercialize our portable power source business and may never achieve or maintain profitability. If we continue to incur substantial losses and are unable to secure additional financing in our new energy segment, we could be forced to discontinue or curtail our business operations; sell assets at unfavorable prices; or merge, consolidate, or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

At present, the Company does not expect to continue to fund MTI Micro on a long-term basis. Based on the Company’s projected cash requirements for operations and capital expenditures and its current cash and cash equivalents of $1.05 million at March 31, 2011, management believes it will have adequate resources to fund its current operations, excluding MTI Micro operations, but there can be no assurance. Since the company will no longer fund MTI Micro on a long-term basis, MTI Micro has sought other sources of funding, but there is no assurance that such funding will be available on acceptable terms, if at all.

We currently do not have sufficient funds to commercialize our portable power source products.

In order to continue full commercialization of its micro fuel cell solution, MTI Micro will need to do one or more of the following to raise additional resources, or reduce its cash requirements:
  obtain additional government or private funding for its direct methanol fuel cell research, development, manufacturing readiness and commercialization;
  secure additional debt or equity financing; or
  further reduce its current expenditure run-rate.
There is no guarantee that resources will be available to MTI Micro on terms acceptable to it, or at all, or that such resources will be received in a timely manner, if at all, or that MTI Micro will be able to reduce its expenditure run-rate without materially and adversely affecting its business. MTI Micro had cash and cash equivalents as of March 31, 2011 of $84 thousand. Subsequent to March 31, 2011, MTI Micro has drawn down an additional $255 thousand under the Amendment with an additional $105 thousand of available borrowing capacity through the Amendment.

In order to conserve cash and extend operations while we pursue any additional necessary financing, we have made reductions to operating expenses at MTI Micro in the first quarter of 2011. There is no assurance that funds raised in any such a financing will be sufficient, that the financing will be available on terms favorable to us or to existing stockholders and at such times as required, or that we will be able to obtain the additional financing required for the continued operation and growth of our business. During the last twenty nine months, MTI Micro has raised $4.9 million in external debt and equity financing. If we raise additional funds by issuing equity securities, MTI Micro’s stockholders will experience further dilution. Additional debt financing, if available, may involve restrictive covenants. Any debt financing or additional equity financing may contain terms that are not favorable to us or our stockholders. If we raise additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to our technologies or our products, or grant licenses on terms that are not favorable to us. If we are unable to raise adequate funds, we may have to liquidate some or all of our assets, reduce the scope of or eliminate some or all of our research and development programs, or discontinue our portable power source business. Without other resources, management currently believes it will need to make significant changes to MTI Micro’s operations before the third quarter of 2011.

Our ownership position in MTI Micro has been reduced as a result of external financing for MTI Micro's operations, which could limit our ability to control the operations.

As of March 31, 2011, we owned approximately 49.61% of MTI Micro’s common stock issued. On February 9, 2011, MTI Micro entered into Amendment No. 1 to Common Stock and Warrant Purchase Agreement (the “Amendment”) with Counter Point. The Amendment allows MTI Micro to draw down $450 thousand through June 30, 2011 in exchange for 6,428,574 shares of MTI Micro Common Stock at a purchase price per share of $0.07, and 1,285,715 warrants to purchase shares of Micro Common Stock equal to 20% of the shares of Micro Common Stock purchased under the Purchase Agreement at an exercise price of $0.07 per share. The funds are available through monthly “Closings”, with $105 thousand remaining available through June, 2011.

Dr. Robb and Counter Point beneficially held approximately 47.2% of the outstanding common shares of MTI Micro of December 31, 2010, and as of March 31, 2011 hold 48.2% of the outstanding common shares of MTI Micro. If MTI Micro were to issue and sell the remainder of the 6,428,574 shares under the Amendment, the Company would hold an aggregate of 48.0% of the outstanding common shares. Further dilution could occur if the outstanding warrants or options were exercised.

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

As of March 31, 2011, it is estimated that MTI has net operating loss carryforwards of approximately $51.4 million and MTI Micro has net operating loss carryforwards of approximately $15.8 million As a result of the conversion of the bridge notes in December 2009, MTI no longer maintained an 80% or greater ownership in MTI Micro. Thus, MTI Micro is no longer included in Mechanical Technology, Inc. and Subsidiaries' consolidated federal and combined New York State tax returns, effective December 9, 2009. Also as a result of the conversion of the bridge note, MTI Micro may have experienced a Section 382 ownership change, which would further reduce their NOLs by an estimated $6.69 million. Our ability to utilize both the MTI and MTI Micro NOL carryforwards, including any future NOL carryforwards that may arise, may be limited by Section 382 of the Internal Revenue Code of 1986, as amended, if we or MTI Micro undergo any further “ownership changes” as a result of subsequent changes in the ownership of our outstanding common stock pursuant to the exercise of the warrants, the conversion of the MTI Micro’s bridge notes, or otherwise. A corporation generally undergoes an “ownership change” when the ownership of its stock, by value, changes by more than 50 percentage points over any three-year testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL carryforwards and certain recognized builtin losses.

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

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
10.19	Lease extension and modification agreement dated April 19, 2011 between Kingfisher, LLC and MTI MicroFuel Cells, Inc.

31.1	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Peng K. Lim

31.2	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Frederick W. Jones

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Peng K. Lim

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Frederick W. Jones

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mechanical Technology, Incorporated

Date: May 12, 2011	By:	/S/ PENG K. LIM
Peng K. Lim
Chief Executive Officer

	By:	/S/ FREDERICK W. JONES
Frederick W. Jones
Acting Chief Financial Officer