Form 10-Q
period 2011-09-30
MECHANICAL TECHNOLOGY INC
filed 2011-11-10
CIK 64463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2011
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

The number of shares of common stock, par value of $0.01 per share, outstanding as of November 2, 2011 was 5,254,883.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Mechanical Technology, Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets as of December 31, 2010 and September 30, 2011 (Unaudited)

(Dollars in thousands)	December 31,	September 30,
	2010	2011
Assets
Current Assets:
Cash and cash equivalents	$1,118	$1,586
Accounts receivable	1,086	1,038
Inventories	844	1,130
Prepaid expenses and other current assets	128	134
Total Current Assets	3,176	3,888
Property, plant and equipment, net:	425	264
Total Assets	$3,601	$4,152

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$255	$343
Accrued liabilities	1,273	1,278
Deferred revenue	21	58
Derivative liability	73	—
Income taxes payable	20	20
Total Current Liabilities	1,642	1,699

Stockholders’ Equity (Deficit):
Common stock, par value $0.01 per share, authorized 75,000,000; 5,776,750 issued in
2010 and 6,259,975 in 2011	58	63
Paid-in-capital	134,733	135,327
Accumulated deficit	(122,483)	(122,487)
Common stock in treasury, at cost, 1,005,092 shares at December 31, 2010 and
September 30, 2011	(13,754)	(13,754)
Total MTI stockholders’ deficit	(1,446)	(851)
Non-controlling interest	3,405	3,304
Total Equity	1,959	2,453
Total Liabilities and Stockholders’ Equity	$3,601	$4,152

The accompanying notes are an integral part of the condensed consolidated financial statements.

Mechanical Technology, Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2010 and 2011

(Dollars in thousands, except per share)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
Product revenue	$1,646	$2,326	$4,541	$7,005
Funded research and development revenue	334	—	1,109	13
Total revenue	1,980	2,326	5,650	7,018
Operating costs and expenses:
Cost of product revenue	662	861	1,933	2,650
Research and product development expenses:
Funded research and product development	537	—	2,134	25
Unfunded research and product development	292	371	998	1,229
Total research and product development expenses	829	371	3,132	1,254
Selling, general and administrative expenses	1,169	1,305	3,874	3,931
Operating loss	(680)	(211)	(3,289)	(817)
Gain (loss) on derivatives	(4)	—	14	73
Other (expense) income, net	(21)	—	(50)	76
Loss before income taxes and non-controlling interest	(705)	(211)	(3,325)	(668)
Income tax benefit	—	—	—	—
Net loss, net of tax	(705)	(211)	(3,325)	(668)
Plus: Net loss attributed to non-controlling interest	339	110	1,288	664
Net loss attributed to MTI	$(366)	$(101)	$(2,037)	$(4)

Net loss per share attributable to MTI (Basic and Diluted)	$(.08)	$(.02)	$(.43)	$—
Weighted average shares outstanding (Basic and Diluted)	4,771,658	5,202,029	4,771,658	4,916,691

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Loss (Unaudited)
For the Nine Months Ended September 30, 2010 and 2011

(Dollars in thousands)	Nine Months Ended
	September 30,
	2010	2011
Common Stock
Balance, beginning	$58	$58
Issuance of shares – restricted stock	—	5
Balance, ending	$58	$63

Paid-In Capital
Balance, beginning	$133,286	$134,733
Stock-based compensation	1,343	594
Balance, ending	$134,629	$135,327

Accumulated Deficit
Balance, beginning	$(120,724)	$(122,483)
Net income (loss)	(2,037)	(4)
Balance, ending	$(122,761)	$(122,487)

Treasury Stock
Balance, beginning	$(13,754)	$(13,754)
Balance, ending	$(13,754)	$(13,754)

Non-Controlling Interest (NCI)
Balance, beginning	$3,156	$3,405
Equity contribution	1,546	563
Net loss attributed to NCI	(1,288)	(664)
Balance, ending	$3,414	$3,304

Total Stockholders’ Equity
Balance, ending	$1,828	$2,453

Total Comprehensive Income (Loss)
Net income (loss)	$(2,037)	$(4)
Other comprehensive income (loss)	—	—
Total comprehensive income (loss)	$(2,037)	$(4)

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2010 and 2011

(Dollars in thousands)	Nine Months Ended September 30,
	2010	2011
Operating Activities
Net loss	$(3,325)	$(668)
Adjustments to reconcile net loss to net cash used by operating activities:
Gain on derivatives	(14)	(73)
Depreciation and amortization	371	251
Loss on disposal of fixed assets	—	35
Stock based compensation	1,343	599
Changes in operating assets and liabilities:
Accounts receivable	125	48
Inventories	(101)	(286)
Prepaid expenses and other current assets	(108)	(6)
Accounts payable	87	87
Deferred revenue	2	37
Accrued liabilities	(106)	6
Net cash (used) provided by operating activities	(1,726)	30
Investing Activities
Purchases of property, plant and equipment	(31)	(125)
Net cash used by investing activities	(31)	(125)

Financing Activities
Proceeds from capital raise and warrants issued	1,546	563
Net cash provided by financing activities	1,546	563
Increase (decrease) in cash and cash equivalents	(211)	468
Cash and cash equivalents - beginning of period	785	1,118
Cash and cash equivalents - end of period	$574	$1,586

The accompanying notes are an integral part of the condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Description of Business

Mechanical Technology, Incorporated, (MTI or the Company), a New York corporation, was incorporated in 1961. MTI operates in two segments, the Test and Measurement Instrumentation segment, which is conducted through MTI Instruments, Inc. (MTI Instruments), a wholly-owned subsidiary, and the New Energy segment which is conducted through MTI MicroFuel Cells Inc. (MTI Micro), a variable interest entity that is included in these consolidated statements.

MTI Instruments was incorporated in New York on March 8, 2000 and is a worldwide supplier of precision non-contact physical measurement solutions, portable balance equipment and wafer inspection tools. MTI Instrument’s products use a comprehensive array of technologies to solve complex, real world applications in numerous industries including manufacturing, semiconductor, solar, commercial and military aviation, automotive and data storage. Their products consist of electronic gauging instruments for position, displacement and vibration application within the design, manufacturing/production, test and research market; wafer characterization of semi-insulating and semi-conducting wafers within both the semiconductor and solar industries; tensile stage systems for materials testing at academic and industrial settings; and engine vibration analysis systems for both military and commercial aircraft.

MTI Micro was incorporated in Delaware on March 26, 2001, and is developing Mobion®, a handheld energy-generating device to replace current lithium-ion and similar rechargeable battery systems in many handheld electronic devices for the military and consumer markets. Mobion® handheld generators are based on direct methanol fuel cell (DFMC) technology, which has been recognized as an enabling technology for advanced portable power sources by the scientific community and industry analysts. As the need for advancements in portable power increases, MTI Micro is developing Mobion® as a solution for advancing current and future electronic device power needs of the portable electronics market. As of September 30, 2011, the Company owned approximately 48.0% of MTI Micro’s outstanding common stock.

2. Liquidity and Going Concern

The Company has incurred significant losses, the majority stemming from the direct methanol fuel cell product development and commercialization programs of MTI Micro, and has a consolidated accumulated deficit of $122.5 million and working capital of $2.2 million at September 30, 2011.

The Company has projected positive cash flows to meet future cash requirements for operations and capital expenditures exclusive of MTI Micro, and has cash and cash equivalents of $1.6 million at September 30, 2011. Because of previous losses, limited cash and cash equivalents, negative cash flows and accumulated deficit, the report of the Company’s independent registered public accounting firm for the year ended December 31, 2010 expressed substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from the outcome of this uncertainty. However, Management believes that MTI Instruments will continue to generate positive cash flows and should be able to fund its current operations. Furthermore, due to ongoing Corporate cost savings initiatives, the Company currently believes that the positive cash flows generated by MTI Instruments will be sufficient to cover the parent company’s operations for the foreseeable future.

At present, the Company does not expect to fund MTI Micro on a long-term basis. As a result, MTI Micro has sought other sources of funding. In September 2008, MTI Micro closed on $2.2 million of funding in the form of convertible secured notes (the Bridge Notes) to investors (the Bridge Investors), including MTI, Dr. Walter L. Robb, a member of the Company’s and MTI Micro’s Boards of Directors, and Counter Point Ventures Fund II, LP (Counter Point). Counter Point is a venture capital fund sponsored and managed by Dr. Walter L. Robb. In February 2009, MTI Micro issued additional bridge notes to Counter Point in the amount of $500 thousand. On April 15, 2009, MTI Micro, Counter Point and an additional investor agreed to additional bridge notes in the amount $800 thousand to be drawn down in increments not to exceed $165 thousand monthly. The final principal draw down occurred on December 4, 2009. The Bridge Notes carried an annual interest rate of 10%. On December 9, 2009, these bridge notes with the aggregate principal and accrued interest amount of $3,910,510 outstanding were converted into an aggregate of 55,864,425 shares of MTI Micro Common Stock using a conversion price per share of $0.070 (the Negotiated Conversion).

On January 11, 2010, MTI Micro entered into a Common Stock and Warrant Purchase Agreement (the Purchase Agreement) with Counter Point. The total $2 million has been drawn against this Purchase Agreement. As a result of this Purchase Agreement, Counter Point received 28,571,429 shares of MTI Micro Common Stock and 5,714,286 MTI Micro Warrants. See Note 8 for further discussion of this transaction.

On February 9, 2011, Amendment No. 1 to the Purchase Agreement (Amendment No. 1) was entered into between MTI Micro and Counter Point. The total $450 thousand of Amendment No. 1 has been drawn down as of September 30, 2011. In exchange, Counter Point received 6,428,574 shares of MTI Micro Common Stock and 1,285,715 MTI Micro Warrants. See Note 8 for further discussion of this transaction.

On September 23, 2011, Amendment No. 2 to the Purchase Agreement (Amendment No. 2) was entered into between MTI Micro and Counter Point. Pursuant to Amendment No. 2, MTI Micro may issue and sell to Counter Point up to an additional 1,200,000 shares of MTI Micro Common Stock at a purchase price per share of $0.070, through December 31, 2011, and MTI Micro Warrants to purchase shares of MTI Micro Common Stock equal to 20% of the shares of MTI Micro Common Stock purchased under Amendment No. 2 at an exercise price of $0.070 per share. The sale and issuance of the MTI Micro Common Stock and MTI Micro Warrants shall occur over multiple closings (each, a Closing) occurring over four one-month closing periods (each, a Closing Period), the first and second Closing of which occurred in October 2011 with MTI Micro raising $42 thousand from the sale of 600,000 shares of MTI Micro Common Stock and MTI Micro Warrants to purchase 120,000 shares of MTI Micro Common Stock to Counter Point. Subsequent Closings may occur thereafter during the Closing Periods upon delivery of written notice by MTI Micro to Counter Point of its desire to consummate a Closing, and Counter Point’s acceptance of such offer under the Purchase Agreement on the terms agreed upon with MTI Micro. See Note 8 for further discussion of this transaction.

If MTI Micro were to issue and sell the remainder of the 1,200,000 shares pursuant to Amendment No. 2, the Company would continue to own an aggregate of approximately 47.6% of the outstanding shares of MTI Micro or 53.3% of the outstanding common stock and warrants issued of MTI Micro, and Dr. Robb and Counter Point would own an aggregate of approximately 50.3% of the outstanding common stock of MTI Micro or 44.6% of the common stock and warrants issued of MTI Micro.

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

On July 28, 2010, MTI Micro was awarded a cost share funding grant of $296 thousand from the New York State Energy Research and Development Authority (NYSERDA). MTI Micro has billed $296 thousand for work performed to date, and received $266 thousand through September 30, 2011.

On October 26, 2010, MTI Micro was awarded a $100 thousand firm fixed contract from a United States Department of Defense agency for the development of proof of concept fuel cells for technical testing and subsequent demonstration in a capabilities based experiment. The total contract was billed and received as of June 30, 2011.

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
There is no guarantee that resources will be available to MTI Micro on terms acceptable to it, or at all, or that such resources will be received in a timely manner, if at all, or that MTI Micro will be able to reduce its expenditure run-rate further without materially and adversely affecting its business. MTI Micro had cash and cash equivalents of $28 thousand as of September 30, 2011 and $42 thousand of potential capacity under Amendment No. 2. MTI Micro has $30 thousand in outstanding invoices on the NYSERDA contract. In the third quarter ended September 30, 2011, MTI Micro has continued to make reductions in operating expenses and its workforce in order to conserve cash and extend operations while additional necessary funding is being pursued. There is no assurance that funds raised in any future financing arrangements will be sufficient, that the financing will be available on terms favorable to MTI Micro or to existing stockholders and at such times as required, or that MTI Micro will be able to obtain the additional financing required for the continued operation of its business. If MTI Micro is unable to raise adequate funds, management currently believes it will need to discontinue MTI Micro’s operations before the end of the fourth quarter of 2011.

3. Basis of Presentation

In the opinion of management, the Company’s condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the periods presented in accordance with United States of America Generally Accepted Accounting Principles (U.S. GAAP) and with the instructions to Form 10-Q in Article 10 of the Securities Exchange Commissions (SEC) Regulation S-X. The results of operations for the interim periods presented are not necessarily indicative of results for the full year.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2010 has been derived from the Company’s audited consolidated financial statements but does not include all disclosures required by U.S. GAAP. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the nine and three months ended September 30, 2011.

Variable Interest Entity

The Company has performed an analysis under the Variable Interest Entity (VIE) model and determined that MTI Micro is a VIE. One of the criteria for determining whether an entity is a VIE is determining if the entity, MTI Micro, has equity at risk. Management has concluded that MTI Micro does not have equity at risk to fund operations into its next phase of development. Further, it has been determined that the Company is the primary beneficiary of MTI Micro, and therefore should continue to include MTI Micro’s results of operations in the Companies’ condensed consolidated financial statements as of September 30, 2011.

The Company's analysis to determine the primary beneficiary of MTI Micro focused primarily on determining which variable interest holder had the power to direct the activities which the Company believes would have the most significant impact on the financial performance of MTI Micro. MTI Micro is governed by its own board of directors and significant decisions are determined by a majority vote of this board. MTI does not have control of the MTI Micro board of directors; however, at this time, the Company’s board of directors and the MTI Micro board of directors consist of the same members. Under the Articles of Incorporation of MTI Micro, each share of MTI Micro stock is entitled to a vote, and further, holders of a majority of the shares of MTI Micro's common stock have the ability to reconstitute the board. As of September 30, 2011, MTI, Counter Point, Dr. Robb, and Peng Lim, CEO and board member own 48.0%, 44.8%, 5.1% and 0.5% of the common shares of MTI Micro, respectively. As a result, a majority share is not held by one party but is shared amongst the related party group: MTI, Counter Point, Dr. Walter Robb and Peng Lim. In situations in which a reporting entity concludes that neither it nor one of its related parties has power but, as a group, the reporting entity and its related parties have the power, then the party within the related party group that is most closely associated with the VIE is the primary beneficiary. The Company continues to oversee the day to day operations and exercise management decision making and to have a vested interest in the commercialization of MTI Micro. Since inception in 2001, the Company has made the largest investment and been the principal funder of MTI Micro. The Company is exposed to losses and has the ability to benefit from MTI Micro. Considering the facts and circumstances, management believes the Company is most closely associated with the VIE and therefore, as of September 30, 2011, is the primary beneficiary and accordingly has consolidated MTI Micro into its results of operations.

Should there be a change in the facts and circumstances (such as a change in governance or a change to the related party group) management will reassess whether they act as the primary beneficiary and should continue to include MTI Micro in the Company’s results of operations.

4. Accounts Receivable

Receivable balances consist of the following at:

(Dollars in thousands)	Test and
	Measurement
	Instrumentation	New Energy	Consolidated Totals
December 31, 2010
U.S. and State Government	$232	$111	$343
Commercial	743	—	743
Total	$975	$111	$1,086

September 30, 2011
U.S. and State Government	$81	$30	$111
Commercial	923	4	927
Total	$1,004	$34	$1,038

For the nine months ended September 30, 2010 and 2011, the largest commercial customer represented 8.5% and 11.4%, respectively, and a U.S. governmental agency represented 18.4% and 12.2%, respectively, of the Company’s test and measurement instrumentation segment product revenue. As of December 31, 2010 and September 30, 2011, the largest commercial customer represented 7.2% and 0.0%, respectively, and a U.S. governmental agency represented 23.8% and 8.0%, respectively, of the Company’s test and measurement instrumentation segment accounts receivable.

As of December 31, 2010 and September 30, 2011, a state agency represented 95% and 87%, respectively, of the accounts receivable of the new energy segment.

As of December 31, 2010 and September 30, 2011, the Company had no reserve for doubtful trade accounts receivable.

5. Inventories

Inventories consist of the following at:

(Dollars in thousands)
	December 31, 2010	September 30, 2011
Finished goods	$283	$387
Work in process	156	269
Raw materials	405	474
	$844	$1,130

6. Income Taxes

The Company’s effective income tax (expense) rate from operations differed from the federal statutory rate for each of the three and nine months ended September 30 as follows:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
Federal statutory tax rate	34.00%	34.00%	34.00%	34.00%
State taxes, net of federal tax effect	5.97	6.00	6.04	6.61
Change in valuation allowance	(39.78)	(39.73)	(40.18)	(43.98)
Other permanent differences, net	—	(.27)	—	(.29)
Permanent tax difference on derivative valuation	(.19)	—	.14	3.66
Tax rate	0.00%	0.00%	0.00%	0.00%

Income tax (expense) benefit for the three and nine months ended September 30 consists of the following:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
Operations before non-controlling interest
Federal	$—	$—	$—	$—
State	—	—	—	—
Total	$—	$—	$—	$—

The valuation allowance at December 31, 2010 and September 30, 2011 was $27.8 and $28.0 million, respectively, and represents a full valuation allowance. The valuation allowance reflects the estimate that it is more likely than not that the net deferred tax assets in excess of deferred tax liabilities may not be realized.

At September 30, 2011, the Company had unused Federal net operating loss carryforwards of approximately $67.4 million. Of these carryforwards, $1.3 million represents windfall tax benefits from stock option transactions, the tax effect of which are not included in the Company’s net deferred tax assets. Additionally, it is estimated that $6.7 million of these carryforwards will expire prior to utilization due to IRC Section 382 limitation described below. This net operating loss limited by IRC Section 382 is not reflected in the Company’s deferred tax asset as of September 30, 2011. The Federal net operating loss carryforwards, if unused, will begin to expire in 2020.

The Company's and/or its subsidiaries’ ability to utilize their net operating loss carryforwards may be significantly limited by Section 382 of the Internal Revenue Code of 1986, as amended, if the Company or any of its subsidiaries undergoes an “ownership change” as a result of changes in the ownership of the Company's or its subsidiaries’ outstanding stock pursuant to the exercise of the warrants or otherwise. A corporation generally undergoes an “ownership change” when the ownership of its stock, by value, changes by more than 50 percentage points over any three-year testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change net operating loss carryforwards and certain recognized built-in losses. As of September 30, 2011, although no formal Section 382 study has been performed, the Company does not appear to have had an ownership change for Section 382 purposes. However, as noted below, it appears that as a result of MTI Micro’s conversion of the Bridge Notes (combined with the Company’s ownership changes) MTI Micro appears to have had an ownership change for Section 382 purposes, which places limitations on the utilization of MTI Micro’s separate company net operating loss carryforwards.

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

As a result of MTI making this election with its December 31, 2009 tax return, MTI reattributed approximately $45.2 million of MTI Micro’s net operating losses (reducing its tax basis in MTI Micro’s stock by the same amount), leaving MTI Micro with approximately $13 million of separate company net operating loss carryforwards at the time of the conversion of the Bridge Notes. However, as noted above, as the result of a Section 382 limitation, caused by the conversion, it is estimated that at least $6.7 million of these net operation losses will expire prior to utilization.

As of September 30, 2011, it is estimated that MTI had net operating loss carryforwards of approximately $51.0 million and MTI Micro has net operating loss carryforwards of approximately $16.4 million (with a portion, as noted above, being subject to IRC Section 382 limitation).

As of September 30, 2011, the Company has approximately $450 thousand of research and development tax credit carryforwards, which begin to expire in 2018, and approximately $54 thousand of alternative minimum tax credit carryforwards, which have no expiration date. Deferred tax assets and liabilities are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates.

7. Stockholders’ Equity

Changes in common shares issued and treasury stock outstanding are as follows:

	Year Ended	Nine Months Ended
	December 31, 2010	September 30, 2011
Common Shares
Balance, beginning	5,776,750	5,776,750
Issuance of shares for restricted stock grants	—	483,225
Balance, ending	5,776,750	6,259,975

Treasury Stock
Balance, beginning	1,005,092	1,005,092
Balance, ending	1,005,092	1,005,092

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

		September 30,
	December 31, 2010	2011
Expected life of warrant (number of days remaining)	365	80
Risk-free interest rate	0.29%	0.02%
Expected volatility of stock	219.4%	185.95%
Expected dividend yield	None	None

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

The fair value of the warrants at December 31, 2010 and September 30, 2011 was $73 thousand and $0, respectively. Gains and losses on derivatives are included in “Gain / Loss on derivatives” in the Condensed Consolidated Statement of Operations. During the nine month periods ended September 30, 2010 and 2011, the Company recognized a gain on derivatives of $14 thousand and $73 thousand, respectively.

Reservation of Shares

The Company has reserved common shares for future issuance as of September 30, 2011 as follows:

Stock options outstanding	849,111
Stock options available for issuance	233,241
Warrants outstanding	378,472
Number of common shares reserved	1,460,824

Loss per Share

Not included in the computation of loss per share, assuming dilution for the three and nine months ended September 30, 2010, were options to purchase 897,208 shares of the Company’s common stock, warrants to purchase 378,472 shares of the Company’s common stock, and options to purchase 33,050,720 shares of MTI Micro’s common stock. These potentially dilutive items were excluded because the Company incurred a loss for this period and their inclusion would be anti-dilutive.

Not included in the computation of loss per share, assuming dilution for the three and nine months ended September 30, 2011, were options to purchase 849,111 shares of the Company’s common stock, warrants to purchase 378,472 shares of the Company’s common stock, and options to purchase 30,659,630 shares of MTI Micro’s common stock. These potentially dilutive items were excluded because the average market price of the common stock for both entities exceeded the exercise prices of the options and warrants for this period.

8. Issuance of Common Stock, Warrants and Stock Options by MTI Micro

Common Stock Issued – MTI Micro

MTI Micro was formed on March 26, 2001, and, as of September 30, 2011, the Company owned approximately 48.0% of MTI Micro’s outstanding common stock, or 75,049,937 shares, and 53.6% of the common stock and warrants issued, which includes 32,904,136 warrants outstanding. The number of shares of MTI Micro common stock authorized for issuance is 240,000,000 as of September 30, 2011.

On January 11, 2010, MTI Micro entered into the Purchase Agreement with Counter Point. Counter Point is a venture capital fund sponsored and managed by Dr. Walter L. Robb, a member of the Board of Directors of the Company and MTI Micro, and a current stockholder of MTI Micro. Pursuant to the Purchase Agreement, MTI Micro issued and sold to Counter Point 28,571,429 shares of common stock, par value $0.01 per share (the MTI Micro Common Stock), at a purchase price per share of $0.070, over a period of twelve months, and warrants (MTI Micro Warrants) to purchase shares of MTI Micro Common Stock equal to 20% of the shares of MTI Micro Common Stock purchased under the Purchase Agreement at an exercise price of $0.070 per share. The sale and issuance of the MTI Micro Common Stock and MTI Micro Warrants occurred over multiple closings (each, a Closing). Nine Closings occurred through December 31, 2010, with MTI Micro raising $1.89 million from the sale of 26,952,386 shares of MTI Micro Common Stock and MTI Micro Warrants to purchase 5,390,477 shares of MTI Micro Common Stock to Counter Point. The final Closing occurred on January 5, 2011, whereby MTI Micro drew down the remaining $113 thousand available under the Purchase Agreement.

On February 9, 2011, Amendment No. 1 was entered into between MTI Micro and Counter Point. The total $450 thousand of Amendment No. 1 has been drawn down as of September 30, 2011. In exchange, Counter Point received 6,428,574 shares of MTI Micro Common Stock and 1,285,715 MTI Micro Warrants.

On September 23, 2011, Amendment No. 2 was entered into between MTI Micro and Counter Point. Pursuant to Amendment No. 2, MTI Micro may issue and sell to Counter Point up to an additional 1,200,000 shares of MTI Micro Common Stock at a purchase price per share of $0.070, through December 31, 2011, and MTI Micro Warrants to purchase shares of MTI Micro Common Stock equal to 20% of the shares of MTI Micro Common Stock purchased under Amendment No. 2 at an exercise price of $0.070 per share. The sale and issuance of the MTI Micro Common Stock and MTI Micro Warrants shall occur over multiple closings (each, a Closing) occurring over four one-month closing periods (each, a Closing Period), the first and second Closing of which occurred in October 2011 with MTI Micro raising $42 thousand from the sale of 600,000 shares of MTI Micro Common Stock and MTI Micro Warrants to purchase 120,000 shares of MTI Micro Common Stock to Counter Point. Subsequent Closings may occur thereafter during the Closing Periods upon delivery of written notice by MTI Micro to Counter Point of its desire to consummate a Closing, and Counter Point’s acceptance of such offer under the Purchase Agreement on the terms agreed upon with MTI Micro.

If MTI Micro were to issue and sell the remainder of the 1,200,000 shares pursuant to Amendment No. 2, the Company would continue to own an aggregate of approximately 47.6% of the outstanding shares of MTI Micro or 53.3% of the outstanding common stock and warrants issued of MTI Micro, and Dr. Robb and Counter Point would own an aggregate of approximately 50.3% of the outstanding common stock of MTI Micro or 44.6% of the common stock and warrants issued of MTI Micro.

Dr. Robb and Counter Point beneficially held approximately 41.4% of the common stock and warrants of MTI Micro as of December 31, 2010, and as of September 30, 2011 held an aggregate of approximately 44.2% of the common stock and warrants of MTI Micro.

The following table represents changes in ownership between the Company and non-controlling interests in common shares of MTI Micro:

		MTI		Non Controlling Interest
	Average		Ownership		Ownership
	Price	Shares	%	Shares	%	Total Shares

Balance at 12/31/2008		63,797,770	97.3	1,750,345	2.7	65,548,115

Stock issued for MTI Options to MFC Employees	$0.14	10,501				31,469

Conversion of Bridge Loan	$0.07	11,241,666		44,622,759		55,864,425

Balance at 12/31/09		75,049,937	61.8	46,373,104	38.2	121,423,041

Stock issued under Purchase Agreement	$0.07			26,952,386		26,952,386

Balance at 12/31/10		75,049,937	50.6	73,325,490	49.4	148,375,427

Stock issued under Purchase Agreement, 2011	$0.07			1,619,042		1,619,042

Balance after Purchase Agreement		75,049,937	50.04	74,944,532	49.97	149,994,469

Stock issued under Amendment No. 1	$0.07			6,428,571		6,428,571

Balance at 09/30/11		75,049,937	47.98	81,373,103	52.02	156,423,040

Warrants Issued – MTI Micro

On December 9, 2009, MTI Micro issued warrants to the then current shareholders of MTI Micro, including the Company, without consideration, to purchase 32,779,310 shares of MTI Micro Common Stock at an exercise price of $0.07 per share. The warrants became exercisable on December 9, 2010 and expire on December 8, 2017. The warrants have been accounted for as an equity distribution of $2.0 million, including warrants to the Company with a value of $2.0 million, which were eliminated in consolidation.

On December 9, 2009, MTI Micro issued warrants to the Bridge Investors of MTI Micro, including the Company, to purchase 5,081,237 shares of MTI Micro Common Stock at an exercise price of $0.07 per share. The MTI Micro Warrants became exercisable on December 9, 2009 and will expire on the earlier of: (i) April 15, 2014; (ii) immediately prior to a change in control; or (iii) immediately prior to an initial public offering of MTI Micro. The MTI Micro Warrants were issued without consideration and were accounted for as equity and a loss on extinguishment of debt was recorded in the amount of $289 thousand, including warrants to the Company with a value of $57 thousand, which were eliminated in consolidation.

Under the Purchase Agreement entered into on January 11, 2010, MTI Micro issued 5,714,286 MTI Micro Warrants to Counter Point to purchase shares of MTI Micro Common Stock at an exercise price of $0.07 per share. The MTI Micro Warrants became exercisable on the date of issuance and will expire on the earlier of: (a) the five (5) year anniversary of the Date of Issuance of the Warrant; (b) immediately prior to a change in control; or (c) the closing of a firm commitment underwritten public offering pursuant to a registration statement under the Securities Act. The MTI Micro Warrants were accounted for as equity.

Under Amendment No. 1 entered into on February 9, 2011, MTI Micro issued 1,285,715 MTI Micro Warrants to Counter Point to purchase shares of MTI Micro Common Stock at an exercise price of $0.07 per share. The MTI Micro Warrants became exercisable on the date of issuance and will expire on the earlier of: (a) the five (5) year anniversary of the Date of Issuance of the Warrant; (b) immediately prior to a change in control; or (c) the closing of a firm commitment underwritten public offering pursuant to a registration statement under the Securities Act. The MTI Micro Warrants were accounted for as equity.

Under Amendment No. 2 entered into on September 23, 2011, MTI Micro issued 120,000 MTI Micro Warrants to Counter Point to purchase shares of MTI Micro Common Stock at an exercise price of $0.07 per share during October 2011. The MTI Micro Warrants became exercisable on the date of issuance and will expire on the earlier of: (a) the five (5) year anniversary of the Date of Issuance of the Warrant; (b) immediately prior to a change in control; or (c) the closing of a firm commitment underwritten public offering pursuant to a registration statement under the Securities Act. The MTI Micro Warrants were accounted for as equity.

9. Fair Value Measurement

The estimated fair value of certain financial instruments, including cash, cash equivalents and short-term debt approximates their carrying value due to their short maturities and varying interest rates. Fair value is the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation methods, the Company is required to provide the following information according to the fair value accounting standards. These standards established a fair value hierarchy that ranks the quality and reliability of the information used to determine fair values. Financial assets and liabilities are classified and disclosed in one of the following three categories:

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

(Dollars in thousands)
				Balance at
				September 30,
Balance Sheet Classification	Level 1	Level 2	Level 3	2011
Financial Liabilities:
Derivative liability	$—	$—	$—	$—
Total fair value of liabilities	$—	$—	$—	$—

The following is a rollforward of Level 3 fair value instruments for the twelve months ended December 31, 2010:

(Dollars in thousands)
	Beginning	Total (Gains) /		Ending
	Balance as of	Losses	Purchases,	Balance as of
	January 1,	Realized and	Issuances, Sales	December 31,
Instrument	2010	Unrealized	and Settlements	2010
Derivative liability	$70	$3	$—	$73
Total Level 3 instruments	$70	$3	$—	$73

The following is a rollforward of Level 3 fair value instruments for the nine months ended September 30, 2011:

(Dollars in thousands)
	Beginning	Total (Gains) /		Ending
	Balance as of	Losses	Purchases,	Balance as of
	January 1,	Realized and	Issuances, Sales	September 30,
Instrument	2011	Unrealized	and Settlements	2011
Derivative liability	$73	$(73)	$—	$—
Total Level 3 instruments	$73	$(73)	$—	$—

10. Segment Information

The Company operates in two business segments, Test and Measurement Instrumentation and New Energy. The Test and Measurement Instrumentation segment designs, manufactures, markets and services high performance test and measurement instruments and systems, wafer characterization tools for the semiconductor and solar industries and computer-based balancing systems for aircraft engines. The New Energy segment is focused on commercializing direct methanol fuel cells. The Company’s principal operations are located in North America.

The accounting policies of the Test and Measurement Instrumentation and New Energy segments are similar to those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K. The Company evaluates performance based on profit or loss from operations before income taxes, accounting changes, items management does not deem relevant to segment performance, and interest income and expense. Inter-segment sales and expenses are not significant.

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

	Test and				Condensed
(Dollars in thousands)	Measurement			Reconciling	Consolidated
	Instrumentation	New Energy	Other	Items	Totals
Three months ended September 30, 2010
Product revenue	$1,646	$—	$—	$—	$1,646
Funded research and development revenue	—	334	—	—	334
Research and product development expenses	224	605	—	—	829
Selling, general and administrative expenses	476	439	254	—	1,169
Segment (loss) / profit from operations before
income taxes and non-controlling interest	179	(719)	(165)	—	(705)
Segment (loss) profit	179	(719)	(164)	338	(366)
Total assets	1,814	866	594	—	3,274
Capital expenditures	5	—	—	—	5
Depreciation and amortization	18	94	3	—	115

	Test and				Condensed
(Dollars in thousands)	Measurement			Reconciling	Consolidated
	Instrumentation	New Energy	Other	Items	Totals
Three months ended September 30, 2011
Product revenue	$2,326	$—	$—	$—	$2,326
Funded research and development revenue	—	—	—	—	—
Research and product development expenses	329	42	—	—	371
Selling, general and administrative expenses	528	99	678	—	1,305
Segment (loss) / profit from operations before
income taxes and non-controlling interest	462	(213)	(460)	—	(211)
Segment (loss) profit	462	(213)	(460)	110	(101)
Total assets	2,315	154	1,683	—	4,152
Capital expenditures	18	—	—	—	18
Depreciation and amortization	26	37	1	—	64

	Test and				Condensed
(Dollars in thousands)	Measurement			Reconciling	Consolidated
	Instrumentation	New Energy	Other	Items	Totals
Nine months ended September 30, 2010
Product revenue	$4,541	$—	$—	$—	$4,541
Funded research and development revenue	—	1,109	—	—	1,109
Research and product development expenses	728	2,404	—	—	3,132
Selling, general and administrative expenses	1,454	1,612	808	—	3,874
Segment (loss) / profit from operations before
income taxes and non-controlling interest	93	(2,945)	(473)	—	(3,325)
Segment (loss) profit	93	(2,945)	(473)	1,288	(2,037)
Total assets	1,814	866	594	—	3,274
Capital expenditures	31	—	—	—	31
Depreciation and amortization	63	296	12	—	371

	Test and				Condensed
(Dollars in thousands)	Measurement			Reconciling	Consolidated
	Instrumentation	New Energy	Other	Items	Totals
Nine months ended September 30, 2011
Product revenue	$7,005	$—	$—	$—	$7,005
Funded research and development revenue	—	13	—	—	13
Research and product development expenses	928	326	—	—	1,254
Selling, general and administrative expenses	1,606	879	1,446	—	3,931
Segment (loss) / profit from operations before
income taxes and non-controlling interest	1,442	(1,320)	(790)	—	(668)
Segment (loss) profit	1,442	(1,320)	(790)	664	(4)
Total assets	2,315	154	1,683	—	4,152
Capital expenditures	120	—	5	—	125
Depreciation and amortization	65	180	6	—	251

The following table presents the details of “Other” segment loss:

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2011	2010	2011
Corporate and other (expenses) income:
Depreciation and amortization	$(3)	$(1)	$(12)	$(6)
Salaries and benefits	(31)	(459)	(77)	(811)
Gain (loss) on derivatives	(4)	—	14	73
Income tax (expense) benefit	—	—	—	—
Other expense, net	(126)	—	(398)	(46)
Total income (expense)	$(164)	$(460)	$(473)	$(790)

11. Commitments and Contingencies

Leases

The Company and its subsidiaries lease certain manufacturing, laboratory and office facilities. The leases generally provide for the Company to pay either an increase over a base year level for taxes, maintenance, insurance and other costs of the leased properties or the Company’s allocated share of insurance, taxes, maintenance and other costs of leased properties. The leases contain renewal provisions. Rent expense was reduced as a result of the Supplemental Lease Extension and Modification Agreement dated September 29, 2011 between Kingfisher, LLC and MTI Micro.

The Company’s future minimum rental payments required under non-cancelable operating leases are (dollars in thousands): $89 remaining in 2011, $300 in 2012 and $285 in 2013 and $266 in 2014.

Warranties

Below is a reconciliation of changes in product warranty liabilities:

(Dollars in thousands)	Nine Months Ended
	September 30,
	2010	2011
Balance, January 1	$21	$36
Accruals for warranties issued	23	35
Settlements made (in cash or in kind)	(17)	(11)
Balance, end of period	$27	$60

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

Employment Agreements

The Company has employment agreements with certain employees that provide severance payments, certain other payments, accelerated vesting and exercise extension periods of certain options upon termination of employment under certain circumstances, as defined in the applicable agreements. As of September 30, 2011, the Company’s potential minimum cash obligation to these employees was approximately $578 thousand.

Royalty Commitment

On January 28, 2010, MTI Instruments entered into an Asset Purchase and Sale Agreement to acquire the tensile stage line of products from Ernest F. Fullam, Inc, a pioneering microscopy accessories company from Clifton Park, NY. As part of the acquisition, Mr. Peter Fullam joined MTI Instruments as a Product Sales Engineer and MTI Instruments purchased machinery, inventory and the rights to use the Fullam/MTI Instruments product name. Additionally, commencing with the quarter ended March 31, 2010 and ending at the close of the quarter ending December 31, 2012, MTI Instruments will pay Ernest F. Fullam, Inc. a royalty equal to 5% of the Gross Sales achieved on specific Fullam products. Royalty expense for the nine month period ended September 30, 2011 totaled $8 thousand.

12. Line of Credit

On September 20, 2011, MTI Instruments entered into a working capital line of credit with First Niagara Bank, N.A. Pursuant to the Demand Grid Note, MTI Instruments may borrow from time to time up to $400 thousand to support its working capital needs. The note is payable upon demand, and the interest rate on the note is equal to the prime rate with a floor of 4.0% per annum. The note is secured by a lien on all of the assets of MTI Instruments and is guaranteed by the Company. The line of credit is subject to a review date of June 30, 2012. Under the line of credit, MTI Instruments is required to hold a line balance of $0 for 30 consecutive days out during each consecutive year. As of September 30, 2011, there were no amounts outstanding under the line of credit.

13. New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board issued an update to the Comprehensive Income Topic of the Accounting Standards Codification intended to improve the comparability, consistency, and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity, requires consecutive presentation of the statement of net income and other comprehensive income, and requires an entity to present reclassification adjustments on the face of the financial statements from other comprehensive income (OCI) to net income. The effective date of this update is December 15, 2011 with early adoption permitted. The Company believes the adoption of this new guidance will not have a material impact on its condensed consolidated financial statements as this update has an impact on presentation only.

14. Subsequent Events

The Company has evaluated subsequent events and transactions through the date of this filing for potential recognition or disclosure in the financial statements and has noted no other subsequent events requiring recognition or disclosure other than as stated below.

On November 3, 2011, pursuant to Amendment No. 2, the third Closing of which occurred with MTI Micro raising $21 thousand from the sale of 300,000 shares of MTI Micro Common Stock and MTI Micro Warrants to purchase 60,000 shares of MTI Micro Common Stock to Counter Point. Subsequent Closings may occur thereafter during the Closing Periods upon delivery of written notice by MTI Micro to Counter Point of its desire to consummate a Closing, and Counter Point’s acceptance of such offer under the Purchase Agreement on the terms agreed upon with MTI Micro.

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

MTI Micro has strategic agreements with a global Japanese consumer electronics company, with a U.S. based developer and marketer of universal chargers, and a letter of intent with Duracell, part of the Procter & Gamble Company. In the second half of 2010, we entered into a third phase developmental contract with a global power tool manufacturer, as well as a firm fixed price contract for the development of proof of concept fuel cells for technical testing with a United States Department of Defense agency. Additionally, during the first quarter of 2011, we completed the work required under the DOE grant awarded for the period January 8, 2009 through March 30, 2011. The objective of the grant was to demonstrate and field test a commercially viable one watt dmfc charger for consumer electronic devices. As part of this objective, MTI Micro field tested 75 units to various users, including 17 OEM’s, 33 individuals, 21 military agencies and four governmental agencies. We have achieved all technical performance targets required by the DOE under this grant; this field testing has concluded and the final report to the DOE may be found at http://www.mtimicrofuelcells.com/news/events.asp. Additional experimental testing was conducted at the Department of Defense (DoD) since the fourth quarter of 2010 that resulted in product improvements in the third quarter of 2011. Further testing by the DoD of our Mobion® fuel cell charger commenced in October 2011. If approval is granted, this may result in the signing of a commercialization contract or purchase orders for final production. If approval is not granted or the DoD requests further changes, MTI Micro will reassess its options, including whether or not to continue testing or discontinue operations.

Liquidity

Our cash requirements depend on numerous factors, including operating results of our test and measurement instrumentation segment, completion of MTI Micro’s portable power source products development activities, MTI Micro’s ability to commercialize its portable power source products, market acceptance of MTI Micro’s portable power source products, and other factors.

Several key indicators of our liquidity are summarized in the following table:

	Nine Months Ended
(Dollars in thousands)	September 30,
	2010	2011
Cash and cash equivalents	$574	$1,586
Working capital	1,123	2,190
Net loss	(2,037)	(4)
Net cash (used in) provided by operating activities	(1,726)	30
Purchase of property, plant and equipment	(31)	(125)

On September 20, 2011, MTI Instruments entered into a working capital line of credit with First Niagara Bank, N.A. Pursuant to the Demand Grid Note, MTI Instruments may borrow from time to time up to $400 thousand to support its working capital needs. The note is payable upon demand, and the interest rate on the note is equal to the prime rate with a floor of 4.0% per annum. The note is secured by a lien on all of the assets of MTI Instruments and is guaranteed by the Company. The line of credit is subject to a review date of June 30, 2012. Under the line of credit, MTI Instruments is required to hold a line balance of $0 for 30 consecutive days out during each consecutive year. As of September 30, 2011, there were no amounts outstanding under the line of credit.

From inception through September 30, 2011, we have incurred an accumulated deficit of $122.5 million. Management believes that MTI Instruments will continue to generate positive cash flows and operating results, and will continue to be able to fund its current operations. Furthermore, due to ongoing corporate cost savings initiatives, the Company currently believes that the positive cash flows generated by MTI Instruments should be sufficient enough to cover the parent company’s operations for the foreseeable future.

We expect that MTI Micro will continue to incur losses for the foreseeable future as it continues micro fuel cell product development and commercialization programs. We expect that their losses will fluctuate from year to year and that such fluctuations may be substantial as a result of, among other factors, operating results, the availability of equity financing, and the ability to attract government funding resources to offset research and development costs. At present, the Company does not expect to provide further long-term equity funding for MTI Micro’s development and commercialization of its portable power source products. MTI Micro had cash and cash equivalents as of September 30, 2011 of $28 thousand. MTI Micro has and will seek additional capital from external sources to fund future development and operations.

On September 23, 2011, Amendment No. 2 to the Common Stock and Warrant Purchase Agreement (Amendment No. 2) was entered into between MTI Micro and Counter Point Ventures Fund II, LP (Counter Point). Counter Point is a venture capital fund sponsored and managed by Dr. Walter L. Robb. Pursuant to Amendment No. 2, MTI Micro may issue and sell to Counter Point up to an additional 1,200,000 shares of MTI Micro Common Stock at a purchase price per share of $0.070, through December 31, 2011, and MTI Micro Warrants to purchase shares of MTI Micro Common Stock equal to 20% of the shares of MTI Micro Common Stock purchased under Amendment No. 2 at an exercise price of $0.070 per share. The sale and issuance of the MTI Micro Common Stock and MTI Micro Warrants shall occur over multiple closings (each, a Closing) occurring over four one-month closing periods (each, a Closing Period), the first and second Closing of which occurred in October 2011 with MTI Micro raising $42 thousand from the sale of 600,000 shares of MTI Micro Common Stock and MTI Micro Warrants to purchase 120,000 shares of MTI Micro Common Stock to Counter Point. Subsequent Closings may occur thereafter during the Closing Periods upon delivery of written notice by MTI Micro to Counter Point of its desire to consummate a Closing, and Counter Point’s acceptance of such offer under the Purchase Agreement on the terms agreed upon with MTI Micro.

If MTI Micro were to issue and sell the remainder of the 1,200,000 shares pursuant to Amendment No. 2, the Company would continue to own an aggregate of approximately 47.6% of the outstanding shares of MTI Micro or 53.3% of the outstanding common stock and warrants issued of MTI Micro, and Dr. Robb and Counter Point would own an aggregate of approximately 50.3% of the outstanding common stock of MTI Micro or 44.6% of the common stock and warrants issued of MTI Micro.

Dr. Robb and Counter Point beneficially held approximately 41.4% of the common stock and warrants of MTI Micro as of December 31, 2010, and as of September 30, 2011 held an aggregate of approximately 44.2% of the common stock and warrants of MTI Micro. Further dilution could occur if the outstanding warrants or options were exercised.

In the third quarter ended September 30, 2011, MTI Micro has continued to make reductions in operating expenses and its workforce in order to conserve cash and extend operations while additional necessary funding is being pursued. There is no assurance that funds raised in any future financing arrangements will be sufficient, that the financing will be available on terms favorable to MTI Micro or to existing stockholders and at such times as required, or that MTI Micro will be able to obtain the additional financing required for the continued operation of its business. If MTI Micro is unable to raise adequate funds, management currently believes it will need to discontinue MTI Micro’s operations before the end of the fourth quarter of 2011.

Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2011 Compared to the Three and Nine Months Ended September 30, 2010.

Test and Measurement Instrumentation Segment

Product Revenue

Product revenue in our test and measurement instrumentation business for the three months ended September 30, 2011 increased in comparison to the same period in 2010 by $680 thousand, or 41.3%, to $2.3 million. This rise in revenue was due to higher capacitance product sales combined with an increase in shipments of new aviation balancing systems and accessory kits. For the quarters ended September 30, 2011 and 2010, the U.S. Air Force was the top government customer, accounting for $495 thousand, or 21.3%, and $231 thousand, or 14.1%, respectively, of the third quarter revenue. Additional revenue during the third quarter of 2011 came from the sale of accessory kits totaling $148 thousand, as well as increased activity under existing multi-year contracts (as detailed below). The top commercial customer during the quarter was a distributor in Singapore which accounted for $344 thousand, or 14.8%, of the third quarter revenue. In 2010, the top commercial customer during the third quarter was a distributor in China which accounted for $150 thousand, or 9.1%, of the quarterly revenue.

Product revenue in our test and measurement instrumentation business for the nine months ended September 30, 2011 increased in comparison to the same period in 2010 by $2.5 million, or 54.3%, to $7 million. This revenue increase was attributed to higher aviation balancing system shipments combined with a rise in capacitance product sales. For the nine month period ended September 30, 2011, the top customer for the segment was the U.S. Air Force which accounted for $853 thousand, or 12.2%, of the year-to-date revenue. In 2010, the U.S. Air Force was also the top government customer during the first nine months and accounted for $834 thousand, or 18.4%, of the year-to-date revenue. Activity with the U.S. Air Force in 2011 has included added accessory kit shipments, as well as the activity under their existing multi-year contracts (as detailed below). The top commercial customer for the first nine months of 2011 was a U.S. military aerospace equipment subcontractor which accounted for $802 thousand, or 11.4%, of the year-to-date revenue. In 2010, the top commercial customer during the first nine months was a distributor in China which accounted for $387 thousand, or 8.5%, of the year-to-date revenue.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands)			Revenues for the			Total Contract
			Three Months Ended		Revenue Contract	Orders Received
			September 30,		to Date	to Date
Contract (1)	Expiration		2010	2011	Sept. 30, 2011	Sept. 30, 2011
$2.3 million Air Force New PBS-4100
Systems	07/28/2010	(2)	$57	$—	$2,166	$2,166
$6.5 million Air Force Retrofit and
Maintenance of PBS-4100 Systems	9/27/2014	(3)	$170	$333	$2,361	$2,531
$4.1 million Air Force PBS-4100
Systems	08/29/2015	(4)	$—	$—	$—	$684

(Dollars in thousands)						Total Contract
			Revenues for the		Revenue Contract	Orders Received
			Nine Months Ended Sept. 30,		to Date	to Date
Contract (1)	Expiration		2010	2011	Sept. 30, 2011	Sept. 30, 2011
$2.3 million Air Force New PBS-4100
Systems	07/28/2010	(2)	$57	$—	$2,166	$2,166
$6.5 million Air Force Retrofit and
Maintenance of PBS-4100 Systems	9/27/2014	(3)	$757	$536	$2,361	$2,531
$4.1 million Air Force PBS-4100
Systems	08/29/2015	(4)	$—	$—	$—	$684
____________________

(1)	Contract values represent maximum potential values and may not be representative of actual results.
(2)	Date represents expiration of contract, including all three option extensions.
(3)	Date represents expiration of contract, including all four potential option extensions.
(4)	Date represents expiration of contract, including all four potential option extensions.

Cost of Product Revenue

Cost of product revenue in our test and measurement instrumentation business for the three months ended September 30, 2011 increased in comparison to the same period in 2010 by $199 thousand, or 30.1%, to $861 thousand. This increase corresponded to the 41.3% rise in product revenue for the quarter. Gross profit, as a percentage of product revenue, increased to 63.0%, compared to 60.0% for the same period in 2010. This improvement was attributed to a reduction in reserve expense for potentially obsolete or slow-moving stock and proportionately lower overhead costs.

Cost of product revenue in our test and measurement instrumentation business for the nine months ended September 30, 2011 increased in comparison to the same period in 2010 by $717 thousand, or 37.1%, to $2.7 million. This increase corresponded to the 54.3% rise in product revenue for the quarter. Gross profit, as a percentage of product revenue, increased to 62.2%, compared to 57.4% for the same period in 2010. This rise is attributed to proportionately lower overhead costs and a reduction in reserve expense for potentially obsolete or slow-moving stock.

Unfunded Research and Product Development Expenses

Unfunded research and product development expenses in our test and measurement segment rose $105 thousand, or 46.9%, to $329 thousand for the three months ended September 30, 2011 from $224 thousand for the three months ended September 30, 2010. This increase is attributable to higher external development spending and additional staffing costs in the segment’s engineering department corresponding to on-going product development initiatives.

Unfunded research and product development expenses in our test and measurement segment rose $200 thousand, or 27.4%, to $928 thousand for the nine months ended September 30, 2011 from $728 thousand for the nine months ended September 30, 2010. This increase is attributable to higher external development spending and additional staffing costs in the segment’s engineering department corresponding to on-going product development initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in our test and measurement segment increased by $52 thousand, or 10.9%, to $528 thousand for the three months ended September 30, 2011 from $476 thousand for the three months ended September 30, 2010. This increase is due to additional personnel costs in the sales, business development and finance departments.

Selling, general and administrative expenses in our test and measurement segment increased by $152 thousand, or 10.5%, to $1.6 million for the nine months ended September 30, 2011 from $1.5 million for the nine months ended September 30, 2010. This increase is due to additional staffing and personnel costs, a rise in sales commissions corresponding to the aforementioned growth in sales, and higher travel costs.

New Energy Segment

Funded Research and Development Revenue

We had no funded research and development revenue in our new energy segment for the three months ended September 30, 2011 in comparison to $334 thousand for the same period in 2010. The final billings for both the DOE and NYSERDA grants were done in the first quarter of 2011 and no further grants have been obtained in the second or third quarter, while 2010 represented a full quarter of DOE billings.

Funded research and development revenue in our new energy segment for the nine months ended September 30, 2011 was $13 thousand in comparison to $1.1 million for the same period in 2010. The final billings for both the DOE and NYSERDA grants were done in the first quarter of 2011 for approximately $6 thousand each, as the majority of work was finished in 2010, while 2010 represented a three full quarters of DOE billings.

Information regarding our contracts included in funded research and development revenue is as follows:

(Dollars in thousands)
		Revenue		Revenue		Revenue
		Nine Months		Nine Months		Contract to
		Ended	% of 2010	Ended	% of 2011	Date
Contract	Expiration (1)	Sept. 30, 2010	Total	Sept. 30, 2011	Total	Sept. 30, 2011
$2.9 million DOE (2)	3/31/2011	$905	82%	$6	50%	$2,997
$296 thousand NYSERDA	12/31/10	$204	18%	$7	50%	$296
____________________

(1)	Dates represent expiration of contract, not date of final billing.
(2)	The DOE contract was initially awarded for $2.4 million, effective for January 2009 through March 31, 2010. An extension to this was granted in April 2010, increasing total funding to $2.99 million and an expiration date of March 31, 2011. The DOE contract is a cost share contract.

Research and Product Development Expenses

Research and product development expenses in our new energy segment for the three months ended September 30, 2011 decreased by $564 thousand, from $605 thousand to $42 thousand. This change was the result of the decrease in billings under the current DOE and NYSERDA contracts, as mentioned above in Funded Research and Development Revenue.

Research and product development expenses in our new energy segment for the nine months ended September 30, 2011 decreased by $2.1 million, from $2.4 million to $326 thousand. This change was the result of the decrease in billings under the current DOE and NYSERDA contracts, as mentioned above in Funded Research and Development Revenue.

Selling, General and Administrative Expenses

Selling, general and administrative expenses in our new energy segment decreased by $340 thousand to $99 thousand for the three months ended September 30, 2011 from $439 thousand for the three months ended September 30, 2010. This decrease was primarily the result of reductions in rent expense in conjunction with the Supplemental Lease Extension and Modification Agreement dated September 29, 2011 between Kingfisher, LLC and MTI Micro as well as other cost cutting measures implemented earlier in 2011.

Selling, general and administrative expenses in our new energy segment decreased by $733 thousand to $879 thousand for the nine months ended September 30, 2011 from $1.6 million for the nine months ended September 30, 2010. This decrease was primarily the result of the recognition of more stock option expense in relation to options granted to MTI Micro employees during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2011, as well as reductions in rent expense in conjunction with the Supplemental Lease Extension and Modification Agreement dated September 29, 2011 between Kingfisher, LLC and MTI Micro and other cost cutting measures implemented earlier in 2011.

Results of Consolidated Operations

Operating Loss

Operating loss decreased by $469 thousand, from a $680 thousand loss for the three months ended September 30, 2010 to a loss of $211 thousand for the three months ended September 30, 2011 as a result of the factors noted above.

Operating loss decreased by $2.5 million, from a $3.3 million loss for the nine months ended September 30, 2010 to a loss of $817 thousand for the nine months ended September 30, 2011 as a result of the factors noted above.

Gain (loss) on Derivatives

We had no gain or loss on the derivatives related to the freestanding warrants issued in conjunction with our December 2006 capital raise for the three months ended September 30, 2011 compared with $4 thousand loss for the three months ended September 30, 2010. The decrease in derivative loss was attributable to valuation changes of the underlying warrants using the Black-Scholes pricing model.

Our gain on derivatives related to the freestanding warrants issued in conjunction with our December 2006 capital raise increased by $59 thousand, to $73 thousand for the nine months ended September 30, 2011 compared with $14 thousand for the nine months ended September 30, 2010. The increase in derivative gain was attributable to valuation changes of the underlying warrants using the Black-Scholes pricing model.

Income Tax Benefit

Our effective income tax rate for the three and nine months ended September 30, 2010 and 2011 was 0.0%. This is primarily the result of losses generated by operations, changes in the valuation allowance, and permanent differences for derivative valuations. The valuation allowance against our deferred tax assets at September 30, 2011 and at December 31, 2010 was $28.0 and $27.8 million, respectively. We determined that it was more likely than not that ultimate recognition of certain deferred tax assets would not be realized.

Net Losses Attributed to Non-Controlling Interests (of MTI Micro)

The net loss attributed to non-controlling interests decreased from $339 thousand for the three months ended September 30, 2010 to $110 thousand for the three months ended September 30, 2011. This is a result of the decrease in the loss of the New Energy Segment, from $719 thousand in 2010 to $213 thousand for 2011.

The net loss attributed to non-controlling interests decreased from $1.3 million for the nine months ended September 30, 2010 to $664 thousand for the nine months ended September 30, 2011. This is a result of the decrease in the losses of MTI Micro’s results of operations, which was $2.9 million loss for 2010, and $1.3 million loss for 2011 and an increase in ownership percentage by the non-controlling interests.

Net Loss

Net loss for the three month period ended September 30, 2011 was $101 thousand compared to a loss of $366 thousand for the same period in 2010. This decrease in losses can be attributed to the MTI Instruments’ quarterly net income of $462 thousand for 2011, as compared to a net income of $179 thousand for 2010. This is a result of the factors discussed above.

Net loss for the nine month period ended September 30, 2011 was $4 thousand compared to a loss of $2.0 million for the same period in 2010. This decrease in losses can be attributed to the MTI Instruments’ nine month net income of $1.4 million for 2011, as compared to a net income of $93 thousand for 2010, and a reduction of the net loss for MTI Micro from $2.9 million in 2010 to $1.3 million for 2011. These are a result of the factors discussed above.

Capital Resources

Our working capital was $2.2 million at September 30, 2011, compared to the December 31, 2010 balance of $1.5 million.

At September 30, 2011, our order backlog was $2.4 million compared to $2.1 million at December 31, 2010.

Our inventory turnover ratios and accounts receivable day’s sales outstanding for the trailing twelve month periods and their changes at September 30, 2010 and 2011 are as follows:

	2010	2011	Change
Inventory turnover	3.1	4.1	1
Average accounts receivable days sales outstanding	41	42	1

The increase in inventory turnover is driven by average inventory balances only increasing 13% on a 49% higher sales volume. This positive increase in inventory turnover is a result of better managed production quantities and inventory purchases over the last twelve months.

The average accounts receivable days sales outstanding for the last twelve months compared to the previous twelve months, remaining consistent.

Net cash provided by operating activities was $30 thousand for the nine months ended September 30, 2011 compared with cash used by operating activities of $1.7 million in 2010. This cash use decrease of $1.8 million reflects a net decrease in the net loss of the Company, together with net balance sheet changes reflecting the timing of cash payments and receipts.

There were $125 thousand in capital expenditures during the nine months ended September 30, 2011, compared with $31 thousand in capital expenditures in the same period for 2010. There were $4 thousand in outstanding commitments for capital expenditures as of September 30, 2011. As production levels rise at MTI Instruments, additional capital equipment may be required in the foreseeable future. We expect to finance any such potential future expenditures with current cash and cash equivalents as appropriate and to the extent available or utilize borrowings under the line of credit facility.

Off-Balance Sheet Arrangements

There were no off balance sheet arrangements.

Contractual Payment Obligations

We have entered into various agreements that result in contractual payment obligations in future years. These contracts include financing arrangements for current manufacturing, laboratory and office facility lease agreements. The following table summarizes cash payments that we are committed to make under the existing terms of contracts to which we are a party as of September 30, 2011. There were no contingencies as of September 30, 2011.

	Less			More
Contractual Payment Obligations	Than 1	1-3	3-5	Than 5
(in thousands)	Year	Years	Years	Years	Total
Operating Leases / Total Contractual Payment Obligations	$89	$851	$—	$—	$940

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
  sales revenue growth of our test and measurement instrumentation business may not be achieved or maintained;
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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of MTI’s disclosure controls and procedures as of September 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the valuation of our disclosure controls and procedures as of September 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We have incurred recurring net losses for our portable power source business.

We have incurred recurring net operating losses, including losses of $2.0 million and $4 thousand for the nine months ended September 30, 2010 and the nine months ended September 30, 2011, respectively. As a result of ongoing operating losses, we had an accumulated deficit of $122.5 million as of September 30, 2011. Subject to cash availability, MTI Micro expects to continue to make expenditures and incur expenses. As a result, if funding is available, we expect to continue to incur significant losses in our new energy segment as we execute our plan to commercialize our portable power source business and may never achieve or maintain profitability. If MTI Micro is unable to secure additional financing, MTI Micro could be forced to discontinue or curtail its business operations; sell assets at unfavorable prices; or merge, consolidate, or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

At present, we do not expect to fund MTI Micro on a long-term basis. Based on our projected cash requirements for operations and capital expenditures and our current cash and cash equivalents of $1.6 million at September 30, 2011, management believes it will have adequate resources to fund its current operations, excluding MTI Micro operations, but there can be no assurance. Since the Company no longer expects to fund MTI Micro on a long-term basis, MTI Micro has sought other sources of funding, but there is no assurance that such funding will be available on acceptable terms, if at all.

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
There is no guarantee that resources will be available to MTI Micro on terms acceptable to it, or at all, or that such resources will be received in a timely manner, if at all, or that MTI Micro will be able to reduce its expenditure run-rate without materially and adversely affecting its business. MTI Micro had cash and cash equivalents as of September 30, 2011 of $28 thousand. Subsequent to September 30, 2011, MTI Micro received $63 thousand in drawdowns available under Amendment No. 2.

In order to conserve cash and extend operations while MTI Micro pursues additional necessary financing, MTI Micro has made significant reductions to operating expenses and its workforce in the third quarter. There is no assurance that funds raised in any future financing arrangements will be sufficient, that the financing will be available on terms favorable to MTI Micro or to existing stockholders and at such times as required, or that MTI Micro will be able to obtain the additional financing required for the continued operation of its business. If MTI Micro is unable to raise adequate funds, management currently believes it will need to discontinue MTI Micro’s operations before the end of the fourth quarter of 2011.

Our ownership position in MTI Micro has been reduced as a result of external financing for MTI Micro's operations, which could limit our ability to control the operations.

As of September 30, 2011, we owned approximately 48.0% of MTI Micro’s common stock issued. On February 9, 2011, Amendment No. 1 to the Purchase Agreement (“Amendment No. 1”) was entered into between MTI Micro and Counter Point. The Amendment allowed MTI Micro to draw down $450 thousand in exchange for 6,428,574 shares of MTI Micro Common Stock at a purchase price per share of $0.07, and 1,285,715 MTI Micro Warrants to purchase shares of MTI Micro Common Stock equal to 20% of the shares of MTI Micro Common Stock purchased under the Purchase Agreement at an exercise price of $0.07 per share. The funds were available through monthly “Closings”, with the final drawdown occurring in August 2011 of $105 thousand.

On September 23, 2011, Amendment No. 2 to the Purchase Agreement (“Amendment No. 2”) was entered into between MTI Micro and Counter Point. Pursuant to Amendment No. 2, MTI Micro may issue and sell to Counter Point up to an additional 1,200,000 shares of MTI Micro Common Stock at a purchase price per share of $0.070, through December 31, 2011, and MTI Micro Warrants to purchase shares of MTI Micro Common Stock equal to 20% of the shares of MTI Micro Common Stock purchased under Amendment No. 2 at an exercise price of $0.070 per share. The sale and issuance of the MTI Micro Common Stock and MTI Micro Warrants shall occur over multiple closings (each, a “Closing”) occurring over four one-month closing periods (each, a “Closing Period”), the first and second Closing of which occurred in October 2011 with MTI Micro raising $42 thousand from the sale of 600,000 shares of MTI Micro Common Stock and MTI Micro Warrants to purchase 120,000 shares of MTI Micro Common Stock to Counter Point. Subsequent Closings may occur thereafter during the Closing Periods upon delivery of written notice by MTI Micro to Counter Point of its desire to consummate a Closing, and Counter Point’s acceptance of such offer under the Purchase Agreement on the terms agreed upon with MTI Micro.

If MTI Micro were to issue and sell the remainder of the 1,200,000 shares pursuant to Amendment No. 2, the Company would continue to own an aggregate of approximately 47.6% of the outstanding shares of MTI Micro or 53.3% of the outstanding common stock and warrants issued of MTI Micro, and Dr. Robb and Counter Point would own an aggregate of approximately 50.3% of the outstanding common stock of MTI Micro or 44.6% of the common stock and warrants issued of MTI Micro.

Dr. Robb and Counter Point beneficially held approximately 47.2% of the outstanding common shares of MTI Micro as of December 31, 2010, and as of September 30, 2011 held 49.9% of the outstanding common shares of MTI Micro. Further dilution could occur if the outstanding warrants or options were exercised.

In addition, we do not currently expect to advance additional long-term resources to MTI Micro to fund its continued direct methanol fuel cell development and commercialization programs. Instead, MTI Micro will seek additional capital from external sources to fund future development and operations. Depending on the valuation of MTI Micro at the time of future financings, if any, our ownership position could be substantially diluted, and we may no longer have sufficient equity to control the operations of MTI Micro. If MTI Micro is unable to secure the necessary additional external financing, we may be forced to discontinue its operations.

We may experience an ownership change which would result in a limitation of the use of our net operating losses.

As of September 30, 2011, it is estimated that MTI has net operating loss carryforwards of approximately $51.0 million and MTI Micro has net operating loss carryforwards of approximately $16.4 million. As a result of the conversion of the bridge notes in December 2009, MTI no longer maintained an 80% or greater ownership in MTI Micro. Thus, MTI Micro is no longer included in Mechanical Technology, Inc. and Subsidiaries' consolidated federal and combined New York State tax returns, effective December 9, 2009. Also as a result of the conversion of the bridge note, MTI Micro may have experienced a Section 382 ownership change, which would further reduce their NOLs by an estimated $6.7 million. Our ability to utilize both the MTI and MTI Micro NOL carryforwards, including any future NOL carryforwards that may arise, may be limited by Section 382 of the Internal Revenue Code of 1986, as amended, if we or MTI Micro undergo any further “ownership changes” as a result of subsequent changes in the ownership of our outstanding common stock pursuant to the exercise of the warrants, the conversion of the MTI Micro’s bridge notes, or otherwise. A corporation generally undergoes an “ownership change” when the ownership of its stock, by value, changes by more than 50 percentage points over any three-year testing period. In the event of an ownership change, Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL carryforwards and certain recognized built-in losses.

Pursuant to the Internal Revenue Service's consolidated tax return regulations (IRS Regulation Section 1.1502-36), upon MTI Micro leaving the Mechanical Technology, Inc. and Subsidiaries consolidated group, MTI has elected to reduce a portion of its stock tax basis in MTI Micro by "reattributing" a portion of MTI Micro's net operating loss carry forwards to MTI, for an amount equivalent to its built in loss amount in MTI's investment in MTI Micro's stock. As the result of MTI making this election with its December 31, 2009 tax return, MTI reattributed approximately $45.2 million of MTI Micro's net operating losses (reducing its tax basis in MTI Micro's stock by the same amount), leaving MTI Micro with approximately $13 million of separate company net operating loss carry forwards at the time of conversion of the Bridge Notes. However, as noted above, as the result of a potential Section 382 limitation, caused by the conversion, it is estimated that at least $6.7 million of these net operating losses may expire prior to utilization.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
10.1	Supplemental Lease Extension and Modification Agreement dated September 29, 2011 between Kingfisher, LLC and MTI MicroFuel Cells, Inc.
10.2	Demand Grid Note dated September 20, 2011 between MTI Instruments, Inc. and First Niagara Bank, N.A.
10.3	Guaranty Agreement dated September 20, 2011 between Mechanical Technology, Incorporated and First Niagara Bank, N.A.
10.4	Security Agreement dated September 20, 2011 between MTI Instruments, Inc. and First Niagara Bank, N.A.
31.1	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Peng K. Lim
31.2	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Frederick W. Jones
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Peng K. Lim
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Frederick W. Jones
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mechanical Technology, Incorporated

Date: November 10, 2011	By:	/S/ PENG K. LIM
Peng K. Lim
Chief Executive Officer

	By:	/S/ FREDERICK W. JONES
Frederick W. Jones
Chief Financial Officer