Form 10-Q
period 2012-03-31
MECHANICAL TECHNOLOGY INC
filed 2012-05-10
CIK 64463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________

FORM 10-Q
______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2012
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

The number of shares of common stock, par value of $0.01 per share, outstanding as of May 4, 2012 was 5,256,883.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

Mechanical Technology, Incorporated and Subsidiaries
Condensed Consolidated Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011

(Dollars in thousands)	March 31,	December 31,
	2012	2011
Assets
Current Assets:
Cash	$1,978	$1,669
Accounts receivable	661	1,881
Inventories	1,007	957
Deferred income taxes, net	20	20
Prepaid expenses and other current assets	87	102
Total Current Assets	3,753	4,629
Deferred income taxes, net	1,515	1,515
Property, plant and equipment, net	223	258
Total Assets	$5,491	$6,402

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$177	$191
Accrued liabilities	1,119	1,238
Deferred revenue	58	58
Total Current Liabilities	1,354	1,487

Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 75,000,000; 6,259,975 issued in
both 2012 and 2011	63	63
Paid-in-capital	135,447	135,389
Accumulated deficit	(120,919)	(120,097)
Common stock in treasury, at cost, 1,005,092 shares in both 2012 and 2011	(13,754)	(13,754)
Total MTI stockholders’ equity	837	1,601
Non-controlling interest	3,300	3,314
Total Stockholders’ Equity	4,137	4,915
Total Liabilities and Stockholders’ Equity	$5,491	$6,402

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mechanical Technology, Incorporated and Subsidiaries
Condensed Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2012 and 2011

(Dollars in thousands, except per share)	Three Months Ended March 31,
	2012	2011
Product revenue	$1,204	$2,539
Funded research and development revenue	—	13
Total revenue	1,204	2,552
Operating costs and expenses:
Cost of product revenue	578	939
Research and product development expenses:
Funded research and product development	—	25
Unfunded research and product development	373	385
Total research and product development expenses	373	410
Selling, general and administrative expenses	1,092	1,307
Operating loss	(839)	(104)
Gain on derivatives	—	44
Other income (expense), net	3	(2)
Loss before non-controlling interest	(836)	(62)
Plus: Net loss attributed to non-controlling interest	14	256
Net (loss) income attributed to MTI	(822)	194
Comprehensive (loss) income attributed to MTI	$(822)	$194

Net (loss) earnings per share attributable to MTI (Basic and Diluted):	$(0.16)	$0.04
Weighted average shares outstanding (Basic and Diluted)	5,254,883	4,771,658

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Stockholders’ Equity (Deficit)
For the Year Ended December 31, 2011
and the Three Months Ended March 31, 2012 (Unaudited)

	Common Stock				Treasury Stock
			Additional				Non-	Total
			Paid-	Accumulated			Controlling	Stockholders'
(Dollars in thousands)	Shares	Amount	in-Capital	Deficit	Shares	Amount	Interest (NCI)	Equity
December 31, 2010	5,776,750	$58	$134,733	$(122,483)	1,005,092	$(13,754)	$3,405	$1,959

Net income attributed to MTI	-	-	-	2,386	-	-	-	2,386
Stock based compensation	-	-	656	-	-	-	-	656
Issuance of shares – restricted stock	483,225	5	-	-	-	-	-	5
Net loss attributed to NCI	-	-	-	-	-	-	(738)	(738)
Equity contribution to NCI	-	-	-	-	-	-	647	647
December 31, 2011	6,259,975	$63	$135,389	$(120,097)	1,005,092	$(13,754)	$3,314	$4,915

Net loss attributed to MTI	-	-	-	(822)	-	-	-	(822)
Stock based compensation	-	-	58	-	-	-	-	58
Net loss attributed to NCI	-	-	-	-	-	-	(14)	(14)
March 31, 2012	6,259,975	$63	$135,447	$(120,919)	1,005,092	$(13,754)	$3,300	$4,137

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2012 and 2011

(Dollars in thousands)	Three Months Ended March 31,
	2012	2011
Operating Activities
Net loss	$(836)	$(62)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Gain on derivatives	—	(44)
Depreciation	38	99
Gain on disposal of equipment	(5)	—
Stock based compensation	58	102
Changes in operating assets and liabilities:
Accounts receivable	1,220	(572)
Inventories	(50)	(10)
Prepaid expenses and other current assets	18	8
Accounts payable	(14)	177
Deferred revenue	—	(8)
Accrued liabilities	(119)	50
Net cash provided by (used in) operating activities	310	(260)
Investing Activities
Purchases of equipment	(3)	(13)
Proceeds from sale of equipment	2	—
Net cash used in investing activities	(1)	(13)

Financing Activities
Proceeds from the sale of subsidiary equity and warrants issued	—	203
Net cash provided by financing activities	—	203
Increase (decrease) in cash and cash equivalents	309	(70)
Cash - beginning of period	1,669	1,118
Cash - end of period	$1,978	$1,048

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nature of Operations

Description of Business

Mechanical Technology, Incorporated (MTI or the Company), a New York corporation, was incorporated in 1961. MTI operates in two segments, the Test and Measurement Instrumentation segment, which is conducted through MTI Instruments, Incorporated. (MTI Instruments), a wholly-owned subsidiary, and the New Energy segment, which is conducted through MTI MicroFuel Cells Incorporated. (MTI Micro), a variable interest entity (VIE) that is included in these condensed consolidated financial statements and described further below in Note 2.

MTI Instruments was incorporated in New York on March 8, 2000 and is a worldwide supplier of precision non-contact physical measurement solutions, portable balancing equipment and wafer inspection tools. MTI Instruments’ products use a comprehensive array of technologies to solve complex, real world applications in numerous industries including manufacturing, semiconductor, solar, commercial and military aviation, automotive and data storage. MTI Instruments’ products consist of electronic gauging instruments for position, displacement and vibration application within the design, manufacturing/production, test and research market; wafer characterization of semi-insulating and semi-conducting wafers within both the semiconductor and solar industries; tensile stage systems for materials testing at academic and industrial settings; and engine vibration analysis systems for both military and commercial aircraft.

MTI Micro was incorporated in Delaware on March 26, 2001, and has been developing Mobion®, a handheld energy-generating device to replace current lithium-ion and similar rechargeable battery systems in many handheld electronic devices for the military and consumer markets. Mobion® handheld generators are based on direct methanol fuel cell (DFMC) technology, which has been recognized as an enabling technology for advanced portable power sources by the scientific community and industry analysts. As the need for advancements in portable power increases, MTI Micro has been developing Mobion® as a solution for advancing current and future electronic device power needs of the portable electronics market. As of March 31, 2012, the Company owned approximately 47.6% of MTI Micro’s outstanding common stock. Although MTI Micro continues to believe in the potential of its Mobion® based power solutions, it has suspended its MTI Micro operations until such time as market demand and other deciding factors, including obtaining additional external financing, the successful completion of customer trials, a new development program with a government agency, and/or a customer order, come to fruition. MTI Micro will continue to seek additional capital from external sources to resume operations and fund future development, if any. If MTI Micro is unable to secure additional financing, a new development program or customer order, the MTI Micro Board of Directors will assess other options for MTI Micro, including the sale of its intellectual property portfolio and other assets.

Liquidity

The Company has historically incurred significant losses, the majority stemming from the direct methanol fuel cell product development and commercialization programs of MTI Micro, and had a consolidated accumulated deficit of $120.9 million as of March 31, 2012. During the first quarter of 2012, the Company generated a net loss attributed to MTI of $822 thousand and had working capital at March 31, 2012 of $2.4 million, a $743 thousand decrease from $3.1 million at December 31, 2011. The Company generated positive operating cash flows of $310 thousand for the three months ended March 31, 2012 and currently has no debt outstanding. While it cannot be assured, management believes that the Company will continue to generate positive cash flows in 2012 and be able to fund the Company’s operations for the foreseeable future.

As of March 31, 2012, the Company had approximately $2.0 million of cash available to fund future operations. During the three months ended March 31, 2012, the Company’s results of operations resulted in a net loss attributed to MTI of $822 thousand and cash provided by operating activities totaling $310 thousand. The Company expects to continue funding its operations from current cash, its projected 2012 cash flow pursuant to management’s current plan, and possible draw downs from its existing line of credit, if necessary. The Company may also seek to supplement its resources through the sales of assets (including its investment in MTI Micro). Besides the line of credit at MTI Instruments, the Company has no other commitments for funding future needs of the organization at this time and such additional financing during 2012 may not be available to the Company on acceptable terms, if at all.

2. Basis of Presentation

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2011 has been derived from the Company’s audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2012 and March 31, 2011.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MTI Instruments and its VIE, MTI Micro. The Company is the primary beneficiary of the VIE. All intercompany balances and transactions are eliminated in consolidation. The Company reflects the impact of the equity securities issuances in its investment in the VIE and additional paid-in-capital accounts for the dilution or anti-dilution of its ownership interest in the VIE.

The Company has performed an analysis under the VIE accounting model and determined that MTI Micro is a VIE. One of the criteria for determining whether an entity is a VIE is determining if the entity, MTI Micro, has equity at risk. Management has concluded that MTI Micro does not have equity at risk to fund operations into its next phase of development. Further, the Company has determined that it is the primary beneficiary of MTI Micro, and therefore should include MTI Micro’s results of operations in the Company’s consolidated financial statements.

The Company's analysis to determine the primary beneficiary of MTI Micro focused primarily on determining which variable interest holder has the power to direct the activities that would have the most significant impact on the financial performance of MTI Micro. MTI Micro is governed by its own Board of Directors and significant decisions are made by a majority vote of this board. MTI does not have control of the MTI Micro Board of Directors; however, as of March 31, 2012, the Company’s Board of Directors and the MTI Micro Board of Directors consist of the same members. Under the Articles of Incorporation of MTI Micro, each share of MTI Micro stock is entitled to a vote, and further, holders of a majority of the shares of MTI Micro's common stock have the ability to reconstitute the board. As of March 31, 2012, MTI, Counter Point Ventures Fund II, LP (Counter Point), Dr. Walter L. Robb, a member of the Company’s and MTI Micro’s Board of Directors, and Peng Lim, CEO and board member own 47.6%, 45.2%, 5.1% and 0.5% of the common shares of MTI Micro, respectively. Counter Point is a venture capital fund sponsored and managed by Dr. Robb. Since no entity of the related parties has power but, as a group, the Company and its related parties have the power, then the party within the related party group that is most closely associated with the VIE, MTI Micro, is the primary beneficiary. Even though Dr. Robb and Counterpoint combined control a majority of the outstanding common stock, and they have the ability to elect the directors of MTI Micro and decide whether to continue to seek business opportunities for MTI Micro or instead seek opportunities to sell the intellectual property, they have not elected to do so. The Company continues to oversee the day to day operations, exercise management decision making, seek opportunities to sell intellectual property, and has a vested interest in the commercialization of MTI Micro’s fuel cell technology. Since inception in 2001, the Company has made the largest investment and been the principal funder of MTI Micro. The Company has also been exposed to losses and has the ability to benefit from MTI Micro. Considering the facts and circumstances, management believes the Company is most closely associated with the VIE, MTI Micro, and therefore, it is the primary beneficiary.

Should there be a change in the facts and circumstances (such as undertaking additional activities, a change in governance or a change to the related party group) in the future, management will reassess whether the Company remains the primary beneficiary and should continue to include MTI Micro in the Company’s condensed consolidated financial statements.

Non-controlling interests in subsidiaries consist of equity securities issued by a VIE of the Company. Non-controlling interests are classified as stockholders’ equity in the condensed consolidated financial statements. The condensed consolidated income statement presents condensed net income for both the Company and the non-controlling interests. The calculation of earnings per share is based on net income attributable to the Company.

Reclassifications

It is the Company’s policy to reclassify prior year consolidated financial statements to conform to current year presentation, if applicable. Prior period amounts related to prototype evaluation agreements have been reclassified.

3. Accounts Receivable

Receivable balances consist of the following at:

(Dollars in thousands)	Test and
	Measurement
	Instrumentation	New Energy	Consolidated Totals
March 31, 2012
U.S. Government	$67	$—	$67
Commercial	594	—	594
Total	$661	$—	$661

December 31, 2011
U.S. Government	$990	$—	$990
Commercial	887	4	891
Total	$1,877	$4	$1,881

For the three months ended March 31, 2012 and 2011, the largest commercial customer represented 14.6% and 31.6%, respectively, and a U.S. governmental agency represented 11.5% and 6.8%, respectively, of the Company’s Test and Measurement Instrumentation segment product revenue. As of March 31, 2012 and December 31, 2011, the largest commercial customer represented 21.4% and 10.0%, respectively, and a U.S. governmental agency represented 10.1% and 52.7%, respectively, of the Company’s Test and Measurement Instrumentation segment accounts receivable.

As of March 31, 2012, there were no outstanding receivables for the New Energy segment. The balance as of December 31, 2011 represents minimal amounts due for service contracts.

As of March 31, 2012 and December 31, 2011, the Company had no allowance for doubtful trade accounts receivable.

4. Inventories

Inventories consist of the following at:

(Dollars in thousands)
	March 31, 2012	December 31, 2011
Finished goods	$390	$310
Work in process	253	211
Raw materials	364	436
	$1,007	$957

As of March 31, 2012 and December 31, 2011, the Company had an inventory reserve of $220 thousand and $243 thousand, respectively.

5. Income Taxes

During the quarter ended March 31, 2012, the Company’s effective income tax rate was 0%. The projected annual effective tax rate is less than the Federal statutory rate of 35%, primarily due to the Company’s expected level of earnings for the year ended December 31, 2012, and the permanent difference related to the stock-based compensation expense for employees of MTI Micro who transferred to MTI. For the quarter ended March 31, 2011, the Company’s effective income tax rate was also 0%. The difference between the annual effective tax rate and the Federal statutory rate was the result of the change in the valuation allowance and the gain on derivative.

The Company provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur in accordance with accounting standards that address income taxes. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. The Company has considered all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items, in determining whether a full or partial release of our valuation allowance is required. In addition, the Company’s assessment requires us to schedule future taxable income in accordance with accounting standards that address income taxes to assess the appropriateness of a valuation allowance which further requires the exercise of significant management judgment.

As a result of our analyses in 2011, the Company released a portion of our valuation allowance against its deferred tax assets. The partial release of the valuation allowance caused an incremental tax benefit of $1.5 million to be recognized in the fourth quarter of 2011. The release of a portion of the valuation allowance was based upon a recent cumulative income history for MTI and its subsidiary exclusive of MTI Micro (MTI Micro files separate federal and state tax returns) causing the Company to evaluate what portion of the Company's deferred tax assets it believes are more likely than not to be realized. The Company has determined that it expects to generate sufficient levels of pre-tax earnings in the future to realize the net deferred tax assets recorded on the balance sheet at March 31, 2012. The Company has projected such pre-tax earnings utilizing a combination of historical and projected results, taking into consideration existing levels of permanent differences, non-deductible expense and the reversal of significant temporary differences. The Company needs to generate approximately $225 thousand of taxable income in each year over the next twenty years to ensure the realizability of the approximately $1.5 million of deferred tax assets recorded on the condensed consolidated balance sheet at March 31, 2012.

The Company believes that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. The Company based the estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. The valuation allowance at March 31, 2012 and December 31, 2011 was approximately $20 million for both periods. The Company will continue to evaluate the ability to realize its deferred tax assets and related valuation allowances on a quarterly basis.

6. Stockholders’ Equity

Common Stock

The Company has one class of common stock, par value $.01. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. As of March 31, 2012 and December 31, 2011, there were 5,254,883 shares of common stock issued and outstanding.

Changes in common shares issued and treasury stock outstanding are as follows:

	Three Months Ended	Year Ended
	March 31, 2012	December 31, 2011
Common Shares
Balance, beginning	6,259,975	5,776,750
Issuance of shares for restricted stock grants	—	483,225
Balance, ending	6,259,975	6,259,975

Treasury Stock
Balance, beginning	1,005,092	1,005,092
Balance, ending	1,005,092	1,005,092

Warrants Issued

On December 20, 2006, the Company issued warrants to investors to purchase 378,472 shares of the Company’s common stock at an exercise price of $18.16 per share. These warrants were fair valued by the Company until their expiration on December 19, 2011.

The Company recognized these derivatives as liabilities in the statement of financial position and measured these instruments at fair value. The fair value of the derivative was recorded in the “Derivative liability” line on the financial statements, and was valued quarterly using the Black-Scholes Option Pricing Model. As of March 31, 2012 and December 31, 2011, the fair value of the warrants was $0. Gains and losses on derivatives are included in “Gain / Loss on derivatives” in the Condensed Consolidated Statement of Operations. During the three month periods ended March 31, 2012 and 2011, the Company recognized a gain on derivatives of $0 and $44 thousand, respectively.

Reservation of Shares

The Company has reserved common shares for future issuance as of March 31, 2012 as follows:

Stock options outstanding	778,046
Shares available for issuance	270,616
Number of common shares reserved	1,048,662

Earnings (Loss) per Share

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

Not included in the computation of earnings per share, assuming dilution, for the three months ended March 31, 2012, were options to purchase 778,046 shares of the Company’s common stock. These potentially dilutive items were excluded because the Company incurred a loss for this period and their inclusion would be anti-dilutive.

Not included in the computation of earnings per share, assuming dilution, for the three months ended March 31, 2011, were options to purchase 878,591 shares of the Company’s common stock and warrants to purchase 378,472 shares of the Company’s common stock. These potentially dilutive items were excluded because the average market price of the common stock exceeded the exercise prices of the options and warrants for this period.

7. Issuance of Common Stock, Warrants and Stock Options by MTI Micro

As of March 31, 2012, the Company owned approximately 47.6% of MTI Micro’s outstanding common stock, or 75,049,937 shares, and 53.3% of common stock and warrants issued, which includes 32,904,136 outstanding warrants. The number of shares of MTI Micro common stock authorized for issuance is 240,000,000 as of March 31, 2012.

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

On September 23, 2011, Amendment No. 2 was entered into between MTI Micro and Counter Point. Pursuant to Amendment No. 2, MTI Micro issued and sold to Counter Point 1,200,000 shares of MTI Micro Common Stock at a purchase price per share of $0.07, through December 31, 2011, and MTI Micro Warrants to purchase shares of MTI Micro Common Stock equal to 20% of the shares of MTI Micro Common Stock purchased under Amendment No. 2 at an exercise price of $0.07 per share. The sale and issuance of the MTI Micro Common Stock and MTI Micro Warrants occurred over multiple closings (each, a Closing) occurring over three one-month closing periods (each, a Closing Period). Three Closings occurred through December 31, 2011, with MTI Micro raising $84 thousand from the sale of 1,200,000 shares of MTI Micro Common Stock and MTI Micro Warrants to purchase 240,000 shares of MTI Micro Common Stock to Counter Point.

The following table represents changes in ownership between the Company and non-controlling interests in common shares of MTI Micro:

		MTI		Non Controlling Interest
	Average		Ownership		Ownership
	Price	Shares	%	Shares	%	Total Shares

Balance at 12/31/10		75,049,937	50.6	73,325,490	49.4	148,375,427

Stock issued under Purchase Agreement, 2011	$0.07			1,619,043		1,619,043

Balance after Purchase Agreement		75,049,937	50.04	74,944,533	49.97	149,994,470

Stock issued under Amendment No. 1	$0.07			6,428,574		6,428,574

Stock issues under Amendment No. 2	$0.07			1,200,000		1,200,000

Balance at 12/31/11		75,049,937	47.61	82,573,107	52.39	157,623,044

Balance at 3/31/12		75,049,937	47.61	82,573,107	52.39	157,623,044

Reservation of Shares

MTI Micro has reserved common shares for future issuance, broken down between the Company and NCI, as follows as of March 31, 2012:

	MTI	NCI	Total
Stock options outstanding	—	22,566,560	22,566,560
Warrants outstanding	32,904,136	12,196,411	45,100,547
Number of shares reserved for outstanding options and warrants	32,904,136	34,762,971	67,667,107

In addition, MTI Micro has 15,375,637 stock options available for issuance.

As of March 31, 2012, the Company owned an aggregate of approximately 47.6% of the outstanding shares of MTI Micro or 53.3% of the outstanding common stock and warrants issued of MTI Micro, and Dr. Robb and Counter Point owned approximately 45.2% and 5.1%, respectively of the outstanding shares of MTI Micro or 40.3% and 4.3%, respectively of the outstanding common stock and warrants issued of MTI Micro.

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

8. Fair Value Measurement

The Company performs a detailed analysis of financial assets and liabilities in determining the appropriate levels of classification. At each reporting period, all assets and liabilities for which the fair value measurements are based upon significant unobservable inputs are classified as Level 3. The derivative liability was valued using the Black-Sholes Option Pricing Model, which is based upon unobservable inputs. The derivative liability was $0 as of March 31, 2012 and December 31, 2011. The Company had no Level 1 and no Level 2 assets and liabilities as of March 31, 2012 and December 31, 2011.

The following is a rollforward of Level 3 fair value instruments for the twelve months ended December 31, 2011:

(Dollars in thousands)

	Beginning	Total (Gains) /		Ending
	Balance as of	Losses	Purchases,	Balance as of
	January 1,	Realized and	Issuances, Sales	December 31,
Instrument	2011	Unrealized	and Settlements	2011
Derivative liability	$73	$(73)	$—	$—
Total Level 3 instruments	$73	$(73)	$—	$—

9. Segment Information

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

The accounting policies of the Test and Measurement Instrumentation and New Energy segments are similar to those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K (Note 2). The Company evaluates performance based on profit or loss from operations before income taxes. Inter-segment sales and expenses are not significant.

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

(Dollars in thousands)	Test and				Condensed
	Measurement			Reconciling	Consolidated
	Instrumentation	New Energy	Other	Items	Totals
Three months ended March 31, 2012
Product revenue	$1,204	$—	$—	$—	$1,204
Research and product development expenses
(income)	374	(1)	—	—	373
Selling, general and administrative expenses	518	37	537	—	1,092
Segment loss from operations before non-
controlling interest	(478)	(28)	(330)	—	(836)
Segment (loss) profit	(478)	(28)	(330)	14	(822)
Total assets	1,833	85	3,573	—	5,491
Capital expenditures	3	—	—	—	3
Depreciation	25	13	—	—	38

(Dollars in thousands)	Test and				Condensed
	Measurement			Reconciling	Consolidated
	Instrumentation	New Energy	Other	Items	Totals
Three months ended March 31, 2011
Product revenue	$2,539	$—	$—	$—	$2,539
Funded research and development revenue	—	13	—	—	13
Research and product development expenses	330	80	—	—	410
Selling, general and administrative expenses	533	393	381	—	1,307
Segment profit (loss) from operations before non-
controlling interest	622	(527)	(157)	—	(62)
Segment profit (loss)	622	(527)	(157)	256	194
Total assets	2,539	420	1,061	—	4,020
Capital expenditures	8	—	5	—	13
Depreciation	19	77	3	—	99

The following table presents the details of “Other” segment loss:

(Dollars in thousands)	Three Months Ended
	March 31,
	2012	2011
Corporate and other (expenses) income:
Depreciation	$—	$(3)
Salaries and benefits	(352)	(175)
Gain on derivatives	—	43
Other income (expense), net	22	(22)
Total expense	$(330)	$(157)

10. Commitments and Contingencies

Commitments:

Leases

The Company and its subsidiary lease certain manufacturing, laboratory and office facilities. The leases generally provide for the Company to pay either an increase over a base year level for taxes, maintenance, insurance and other costs of the leased properties or the Company’s allocated share of insurance, taxes, maintenance and other costs of leased properties. The leases contain renewal provisions.

Future minimum rental payments required under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are (dollars in thousands): $209 thousand remaining in 2012, $285 thousand in 2013 and $266 thousand in 2014.

Warranties

Below is a reconciliation of changes in product warranty liabilities:

(Dollars in thousands)	Three Months Ended
	March 31,
	2012	2011
Balance, January 1	$26	$36
Accruals for warranties issued	3	12
Settlements made (in cash or in kind)	(3)	(3)
Balance, end of period	$26	$45

Licenses

Under a 2002 NYSERDA contract, MTI Micro agreed to pay NYSERDA a royalty of 5.0% of the sales price of any product sold incorporating IP developed pursuant to the NYSERDA contract. If the product is manufactured by a New York State manufacturer, this royalty is reduced to 1.5%. Total royalties are subject to a cap equal to two times the total contract funds paid by NYSERDA to MTI Micro, and may be reduced to reflect any New York State jobs created by MTI Micro. As of March 31, 2012 and December 31, 2011, there are no amounts accrued in the condensed consolidated balance sheets related to this royalty provision.

Under the 2010 NYSERDA contract, MTI Micro agreed to pay NYSERDA a royalty of 5.0% of the sales price of any product sold incorporating IP developed pursuant to the NYSERDA contract. The obligation commences on the first date of the first sale of these products and is in place for fifteen years. Total royalties are subject to a cap equal to three times the total contract funds paid by NYSERDA to MTI Micro. However, if the product is manufactured by a New York State manufacturer, this royalty is reduced to 1.5% and total royalties are subject to a cap equal to one times the total contract funds paid by NYSERDA to MTI Micro. As of March 31, 2012 and December 31, 2011, there are no amounts accrued in the condensed consolidated balance sheets related to this royalty provision.

Employment Agreements

The Company has employment agreements with certain employees that provide severance payments, certain other payments, accelerated vesting and exercise extension periods of certain options upon termination of employment under certain circumstances, as defined in the applicable agreements. As of March 31, 2012, the Company’s potential maximum cash obligation to these employees was approximately $641 thousand.

Royalty Commitment

On January 28, 2010, MTI Instruments entered into an Asset Purchase and Sale Agreement with Ernest F. Fullam, Inc., Peter Fullam and Diane Fullam to acquire the tensile stage line of products from Ernest F. Fullam, Inc, a pioneering microscopy accessories company from Clifton Park, NY. As part of the acquisition, Mr. Peter Fullam joined MTI Instruments as a Product Sales Engineer until September 30, 2011, at which time he became a consultant for MTI Instruments, and MTI Instruments purchased machinery, inventory and the rights to use the Fullam/MTI Instruments product name. Additionally, commencing with the quarter ended March 31, 2010 and ending at the close of the quarter ending December 31, 2012, MTI Instruments will pay Ernest F. Fullam, Inc. a royalty equal to 5% of the Gross Sales achieved on specific Fullam products. Royalty expense related to this agreement was $0 and $3 thousand for the three months ended March 31, 2012 and 2011, respectively.

Contingencies:

Legal

We are subject to legal proceedings, claims and liabilities which arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.

11. Line of Credit

On September 20, 2011, MTI Instruments entered into a working capital line of credit with First Niagara Bank, N.A. Pursuant to the Demand Grid Note, MTI Instruments may borrow from time to time up to $400 thousand to support its working capital needs. The note is payable upon demand, and the interest rate on the note is equal to the prime rate with a floor of 4.0% per annum. The note is secured by a lien on all of the assets of MTI Instruments and is guaranteed by the Company. The line of credit is subject to a review date of June 30, 2012. Under the line of credit, MTI Instruments is required to hold a line balance of $0 for 30 consecutive days out during each consecutive year. As of March 31, 2012 and December 31, 2011, there were no amounts outstanding under the line of credit.

12. New Accounting Pronouncements

In September 2011, the Financial Accounting Standards Board (FASB) issued guidance on the presentation of comprehensive income. This guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. The guidance allows two presentation alternatives: (1) present items of net income and other comprehensive income in one continuous statement, referred to as the statement of comprehensive income; or (2) in two separate, but consecutive, statements of net income and other comprehensive income. This guidance is effective as of the beginning of a fiscal year that begins after December 15, 2011. Early adoption is permitted, but full retrospective application is required under both sets of accounting standards. The guidance also previously required the presentation of adjustments for items that are reclassified from other comprehensive income to net income in the statement where the components of net income and the components of other comprehensive income are presented; however, this portion of the guidance has been deferred. The Company adopted the guidance during the quarter ended March 31, 2012. The adoption of this new guidance did not have a material impact on the Company’s condensed consolidated financial statements.

Other pronouncements issued by the FASB, or other authoritative accounting standard groups with future effective dates, are either not applicable, or are not expected to be significant to the financial statements of the Company.

13. Subsequent Events

The Company has evaluated subsequent events and transactions through the date of this filing for potential recognition or disclosure in the condensed consolidated financial statements and has noted no other subsequent events requiring recognition or disclosure other than as stated below.

On April 12, 2012, Kevin G. Lynch was appointed to the Board of Directors and the Audit Committee of Mechanical Technology, Incorporated.

On April 14, 2012, the Board of Directors of the Company adopted, subject to stockholder approval, the Mechanical Technology Incorporated 2012 Equity Incentive Plan (the 2012 Plan). Up to 600,000 shares of Common Stock may be issued pursuant to awards granted under the 2012 Plan. The 2012 Plan covers the Company and its majority owned subsidiaries, and references below to service providers to the Company (other than with respect to changes in control) generally refer to service providers to any of the other entities, as long as they remain majority owned. The 2012 Plan is intended to replace the Company's current option plan - the 2006 Equity Incentive Plan.

On April 14, 2012, the Board of Directors and executive officers of the Company surrendered 355,459 stock options without consideration and without any obligation on the part of the Company to grant stock options in replacement thereof or other consideration relating thereto at any time in the future in order to make more stock options available for future grants.

On April 17, 2012, in conjunction with the suspension of MTI Micro in late 2011, an auction was held to sell certain surplus equipment on hand.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, the terms “we,” “us,” and “our” refer to Mechanical Technology, Incorporated, a New York Corporation, “MTI Instruments” refers to MTI Instruments, Incorporated, a New York corporation and our wholly owned subsidiary, and “MTI Micro” refers to MTI MicroFuel Cells Incorporated, a Delaware corporation and variable interest entity that is included in these consolidated results. MTI Micro has a registered trademark in the United States for “Mobion.” Other trademarks, trade names, and service marks used in this Quarterly Report on Form 10-Q are the property of their respective owners.

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2011 contained in our 2011 Annual Report on Form 10-K.

In addition to historical information, the following discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements. Important factors that could cause actual results to differ include those set forth in Part I Item 1A-Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed on March 27, 2012 as updated by Part II, Item 1A-Risk Factors and elsewhere in this Quarterly Report on Form 10-Q. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q.

Overview

MTI operates in two segments: the Test and Measurement Instrumentation segment, which is conducted through MTI Instruments, Incorporated (MTI Instruments), a wholly-owned subsidiary, and the New Energy segment, which is conducted through MTI MicroFuel Cells, Incorporated (MTI Micro), a variable interest entity (VIE) as of March 31, 2012. MTI and MTI Micro currently share the same Board of Directors, while MTI also continues to oversee the day to day operations, exercise management decision making, seek opportunities to sell intellectual property, and have a vested interest in the commercialization of MTI Micro’s fuel cell technology. Since inception in 2001, MTI has made the largest investment and been the principal funder of MTI Micro. MTI has also been exposed to losses and has the ability to benefit from MTI Micro. Considering the facts and circumstances, management believes MTI is most closely associated with the VIE, MTI Micro, and therefore, it is the primary beneficiary. Should there be a change in the facts and circumstances (such as undertaking additional activities, a change in governance or a change to the related party group) in the future, management will reassess whether MTI remains the primary beneficiary and should continue to include MTI Micro in MTI’s condensed consolidated financial statements.

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

In 2011, MTI Instruments was awarded a $4.1 million multi-year U.S. Air Force contract for the purchase of PBS4100+ portable aircraft engine balancing systems. As of March 31, 2012, MTI Instruments had recorded $855 thousand in orders, approximately 21% of the contract’s total potential value. MTI Instruments also has a multi-year U.S. Air Force contract to service and repair its existing fleet of PBS-4100/+ jet engine balancing systems with the latest diagnostic and balancing technology, which could potentially generate up to a total of $6.5 million in sales for the Company between 2009 and 2014. As of March 31, 2012, MTI Instruments had recorded approximately $3.0 million in orders, approximately 45.7% of the contract’s total value.

New Energy Segment - MTI Micro has been developing off-the-grid power solutions for various portable electronic devices. Our patented proprietary direct methanol fuel cell (DMFC) technology platform, called Mobion®, converts methanol fuel to usable electricity capable of providing continuous power as long as necessary fuel flows are maintained. Our proprietary fuel cell power solution consists of two primary components integrated into an easily manufactured device: the direct methanol fuel cell power engine, which we refer to as our Mobion® Chip, and methanol fuel cartridges. The methanol used by the technology is fully biodegradable.

Although MTI Micro continues to believe in the potential of its Mobion® based power solutions, operations have been suspended at MTI Micro until such time as market demand and other deciding factors, including obtaining additional external financing, the successful completion of customer trials, a new development program with a government agency, and/or a customer order come to fruition. MTI Micro will continue to seek additional capital from external sources to resume operations and fund future development, if any. If MTI Micro is unable to secure additional financing, a new development program or customer order, the MTI Micro Board of Directors will assess other options for MTI Micro including the sale of its intellectual property portfolio and other assets.

In the second half of 2010, MTI Micro entered into a firm fixed price contract for the development of proof of concept fuel cells for technical testing with a United States Department of Defense (DOD) agency. Additionally, during the first quarter of 2011, MTI Micro completed the work required under the United States Department of Energy (DOE) grant awarded for the period January 8, 2009 through March 30, 2011. The objective of the grant was to demonstrate and field test a commercially viable one watt DMFC charger for consumer electronic devices. As part of this objective, MTI Micro field tested 75 units to various users, including 17 OEM’s, 33 individuals, 21 military agencies and four governmental agencies. MTI Micro has achieved all technical performance targets required by the DOE under this grant; this field testing has concluded and the final report to the DOE may be found at http://www.mtimicrofuelcells.com/news/events.asp. Additional experimental testing was conducted at the DOD since the fourth quarter of 2010 that resulted in product improvements in the third quarter of 2011. Further testing by the DOD of MTI Micro’s Mobion® fuel cell charger commenced in October 2011. If approval is granted, this may result in the signing of a commercialization contract or purchase orders for final production. To date, no such approval has been granted and there is no clear indication as to when MTI Micro will be notified.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2012 Compared to the Three Months Ended March 31, 2011.

Test and Measurement Instrumentation Segment

Product Revenue. Product revenue in our Test and Measurement Instrumentation segment for the three months ended March 31, 2012 decreased by $1.3 million, or 52.6%, to $1.2 million in 2012 from $2.5 million in 2011. This decrease in product revenue was due primarily to an $800 thousand decline in aviation balancing equipment sales. Last year, first quarter product revenue had included unique order activity for aviation balancing systems which began during the fourth quarter of 2010 and shipped during the first quarter of 2011. Also contributing to the first quarter decline in comparative product revenue was a slowdown in production levels at our customers in the U.S. and Asia which resulted in fewer wafer metrology tool shipments and a 31% drop in general instrumentation revenue. For the quarter ended March 31, 2012, the largest commercial customer for the segment was an Asian distributor, which accounted for $176 thousand, or 14.6%, of the first quarter revenue. In 2011, the largest commercial customer for the segment was a U.S. military aerospace equipment subcontractor which accounted for $801 thousand, or 31.6%, of the first quarter revenue. The U.S. Air Force was the largest government customer for the quarter ended March 31, 2012 and accounted for $139 thousand, or 11.5%, of the first quarter revenue. The U.S. Department of Defense was the largest government customer for the quarter ended March 31, 2011 and accounted for $172 thousand, or 6.8%, of the first quarter revenue.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands)			Revenues for the			Total Contract
			Three Months Ended		Revenue Contract	Orders Received
			March 31,		to Date	to Date
Contract (1)	Expiration		2012	2011	March 31, 2012	March 31, 2012
$6.5 million Air Force Retrofit and Maintenance
of PBS-4100 Systems	9/27/2014	(2)	$63	$83	$2,968	$2,972
$4.1 million Air Force PBS-4100 Systems	08/29/2015	(3)	$—	$—	$684	$855
____________________

(1)	Contract values represent maximum potential values and may not be representative of actual results.
(2)	Date represents expiration of contract, including all four potential option extensions.
(3)	Date represents expiration of contract, including all four potential option extensions.

Cost of Product Revenue. Cost of product revenue in our Test and Measurement Instrumentation segment for the three months ended March 31, 2012 decreased by $361 thousand, or 38.5%, to $578 thousand in 2012 from $939 thousand in 2011 in conjunction with the aforementioned 52.6% decrease in product revenue. Gross profit, as a percentage of product revenue, decreased to 52.0%, compared to 63.0% for the same period in 2011 due to the change in product mix and higher production overhead costs related to personnel.

Unfunded Research and Product Development Expenses. Unfunded research and product development expenses in our Test and Measurement Instrumentation segment for the three months ended March 31, 2012 increased by $44 thousand, or 13.4%, to $374 thousand in 2012 from $330 thousand in 2011. This increase was due to additional personnel costs and higher external development spending for new development projects.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our Test and Measurement Instrumentation segment for the three months ended March 31, 2012 decreased by $15 thousand, or 2.8%, to $518 thousand in 2012 from $533 thousand in 2011. This decrease is the result of reduced sales commissions and travel costs, offset by higher advertising and promotional spending.

New Energy Segment

Funded Research and Development Revenue. There was no funded research and development revenue in our New Energy segment for the three months ended March 31, 2012, compared to $13 thousand in the prior year. The final billings for both the DOE and the New York State Energy Research and Development Authority (NYSERDA) grants were done in the first quarter of 2011 for approximately $6 thousand each, as the majority of work was finished in 2010. There are no active grants at this time.

Information regarding our contracts included in funded research and development revenue is as follows:

(Dollars in thousands)
		Revenue	Revenue	Revenue
		Three Months	Three Months	Contract to
		Ended	Ended	Date
Contract	Expiration (1)	March 31, 2012	March 31, 2011	March 31, 2012
$2.99 million DOE (2)	3/31/2011	$—	$7	$2,994
$296 thousand NYSERDA	12/31/10	$—	$6	$296
____________________

(1)	Dates represent expiration of contract, not date of final billing.
(2)	The DOE contract was initially awarded for $2.4 million, effective for January 2009 through March 31, 2010. An extension to this was granted in April 2010, increasing total funding to $2.99 million and an expiration date of March 31, 2011. The DOE contract was a cost share contract.

Funded Research and Product Development Expenses. There was no funded research and product development expenses in our New Energy segment for the three months ended March 31, 2012, compared to $25 thousand in 2011. There are no active grants at this time.

Unfunded Research and Product Development Expenses. There was no unfunded research and product development expenses in our New Energy segment for the three months ended March 31, 2012, compared to $55 thousand in 2011. This decrease is attributable to the suspension of operations in late 2011, and no further research is being performed at this time.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our New Energy segment decreased by $356 thousand to $37 thousand for the three months ended March 31, 2012, compared to $393 thousand in 2011. This decrease is attributable to the suspension of operations in late 2011.

Results of Consolidated Operations

Operating Loss. Operating loss for the three months ended March 31, 2012 was $839 thousand compared to $104 thousand in 2011. This increase in operating loss was a result of the factors noted above.

Gain on Derivatives. We had no gain on derivatives for the three months ended March 31, 2012 compared to a gain on derivatives of $44 thousand in 2011. This gain was the result of derivative treatment of the freestanding warrants issued to investors in conjunction with our December 2006 capital raise. These warrants expired on December 19, 2011.

Income Tax Benefit (Expense). There was no income tax benefit (expense) for the three months ended March 31, 2012 and 2011. During the quarter ended March 31, 2012, our effective income tax rate was 0%. The projected annual effective tax rate is less than the Federal statutory rate of 35%, primarily due to our expected level of earnings for the year ended December 31, 2012, and the permanent difference related to the stock-based compensation expense for employees of MTI Micro who transferred to MTI. For the quarter ended March 31, 2011, our effective income tax rate was also 0%. The difference between the annual effective tax rate and the Federal statutory rate was the result of the change in the valuation allowance and the gain on derivative. The valuation allowance against our deferred tax assets at March 31, 2012 and December 31, 2011 was approximately $20 million for both periods. We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowances on a quarterly basis.

Net Losses Attributed to Non-Controlling Interests (of MTI Micro). The net loss attributed to non-controlling interests for the three months ended March 31, 2012 decreased by $242 thousand, or 94.5%, to $14 thousand in 2012 from $256 thousand in 2011. This is the result of a decrease in the net loss of MTI Micro from $526 thousand in 2011 to $28 thousand in 2012 as a result of the suspension of operations in late 2011.

Net Income (Loss). Net loss for the three months ended March 31, 2012 was $822 thousand compared to net income of $194 thousand for the same period in 2011. The decrease in net income of $1.0 million is primarily attributed to a decrease of MTI Instruments net income of $1.1 million, a reduction of the net loss of MTI Micro of $500 thousand, and a reduction in the net loss attributed to non-controlling interests of $242 thousand. These are a result of the factors discussed above.

Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table:

	Three Months Ended
(Dollars in thousands)	March 31,
	2012	2011
Cash	$1,978	$1,048
Working capital	2,399	1,863
Net (loss) income attributed to MTI	(822)	194
Net cash provided by (used in) operating activities	310	(260)
Purchase of property, plant and equipment	(3)	(13)

We have historically incurred significant losses, the majority stemming from the direct methanol fuel cell product development and commercialization programs of MTI Micro, and had a consolidated accumulated deficit of $120.9 million as of March 31, 2012. During the first quarter of 2012, we generated a net loss attributed to MTI of $822 thousand and had working capital at March 31, 2012 of $2.4 million, a $743 thousand decrease from $3.1 million at December 31, 2011. We generated positive operating cash flows of $310 thousand for the three months ended March 31, 2012 and currently have no debt outstanding. While it cannot be assured, management believes that we will continue to generate positive cash flows in 2012 and be able to fund our operations for the foreseeable future.

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

During the three months ended March 31, 2012, cash provided by operating activities was $310 thousand, consisting of a net loss of $836 thousand, non-cash expenses of $91 thousand (primarily including $38 thousand for depreciation and $58 thousand for stock based compensation), and other changes in operating assets and liabilities of $1.1 million (primarily due to the decrease in accounts receivable from the prior year end). Cash used in investing activities for the three months ended March 31, 2012 was $1 thousand. There were outstanding commitments of $6 thousand for capital expenditures as of March 31, 2012. There was no cash provided by financing activities for the three months ended March 31, 2012.

As of March 31, 2012, we had approximately $2.0 million of cash available to fund future operations. During the three months ended March 31, 2012, our results of operations resulted in a net loss attributed to MTI of $822 thousand and cash provided by operating activities totaling $310 thousand. We expect to continue funding our operations from current cash, our projected 2012 cash flow pursuant to management’s current plan, and possible draw downs from our existing line of credit, if necessary. We may also seek to supplement our resources through the sales of assets (including our investment in MTI Micro). Besides the line of credit at MTI Instruments, we have no other commitments for funding future needs of the organization at this time and such additional financing during 2012 may not be available to us on acceptable terms, if at all.

Line of Credit

On September 20, 2011, MTI Instruments entered into a working capital line of credit with First Niagara Bank, N.A. Pursuant to the Demand Grid Note, MTI Instruments may borrow from time to time up to $400 thousand to support its working capital needs. The note is payable upon demand, and the interest rate on the note is equal to the prime rate with a floor of 4.0% per annum. The note is secured by a lien on all of the assets of MTI Instruments and is guaranteed by the Company. The line of credit is subject to a review date of June 30, 2012. Under the line of credit, MTI Instruments is required to hold a line balance of $0 for 30 consecutive days out during each consecutive year. As of March 31, 2012 and December 31, 2011 there were no amounts outstanding under the line of credit.

Backlog, Inventory and Accounts Receivable

At March 31, 2012, our order backlog was $710 thousand compared to $861 thousand at December 31, 2011 due to reduced quarterly order activity. Fewer orders for general instrumentation products and decreased activity under our multi-year Air Force contracts resulted in a 40% decline in orders booked during the first quarter of 2012 as compared to orders booked in the fourth quarter of 2011.

Our inventory turnover ratios and accounts receivable days outstanding for the trailing twelve month periods and their changes at March 31, 2012 and 2011 are as follows:

	2012	2011	Change
Inventory turnover	3.4	4.2	(0.8)
Average accounts receivable days outstanding	42	42	—

The decrease in inventory turns is driven by a 27% increase in average inventory balances on a 7% higher sales volume. A notable drop in comparative first quarter revenue with higher inventory balances contributed to this unfavorable change in twelve-month inventory turns.

The average accounts receivable days outstanding for the last twelve months remains consistent to the previous twelve months.

Net cash provided by operating activities was $310 thousand for the three months ended March 31, 2012 compared with cash used in operating activities of $260 thousand in 2011. This cash increase of $570 thousand was driven by the timing of cash payments and receipts associated with prior quarter billings.

There were $3 thousand in capital expenditures during the three months ended March 31, 2012, compared with $13 thousand in the same period for 2011. There were outstanding commitments of $6 thousand for capital expenditures as of March 31, 2012. As production levels rise at MTI Instruments, additional capital equipment may be required in the foreseeable future. We expect to finance any such potential future expenditures with our current cash position.

Off-Balance Sheet Arrangements

There were no off balance sheet arrangements.

Contractual Payment Obligations

We have entered into various agreements with non-cancelable terms that result in contractual payment obligations in future years. These contracts include manufacturing, laboratory and office facility lease agreements as well as purchase commitments for general operations of the Company. The following table summarizes cash payments that we are committed to make under the existing terms of contracts to which we are a party as of March 31, 2012. This table does not include contingencies.

	Less			More
Contractual Payment Obligations	Than 1	1-3	3-5	Than 5
(in thousands)	Year	Years	Years	Years	Total
Operating lease obligations	$27	$568	$193	$—	$788
Purchase obligations	326	12	—	—	338
Total Contractual Payment Obligations	$353	$580	$193	$—	$1,126

Market Risk

Market risk is the risk that changes in market conditions will adversely affect earnings or cashflow. We categorize our market risks as interest rate risk and credit risk. Immediately below are detailed descriptions of the market risks and explanations as to how each of these risks are managed.

Interest Rate Risk. Interest rate risk is the risk that changes in interest rates could adversely affect earnings or cashflows. The Company’s cash equivalents are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income due to the difference between the current interest rates on cash. Interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cashflow as a result of assumed changes in market interest rates. A 10% decrease in 2012 interest rates would be immaterial to the Company’s consolidated financial statements.

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

Our deposits are primarily in cash and deposited in commercial banks and investment companies. The Company has cash deposits in excess of federally insured limits. The amount of such deposits is essentially all cash at March 31, 2012.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 2, Accounting Policies, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2011 includes a summary of our most significant accounting policies. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, income taxes, stock-based compensation and derivatives. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Periodically, we review our critical accounting estimates with the Audit Committee of our Board of Directors.

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 12, New Accounting Pronouncements, of the unaudited condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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
  our ability to generate income to realize our net operating losses;
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
  MTI Micro’s dependence on OEMs integrating Mobion® fuel cell systems into their devices; and
  other factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of MTI’s disclosure controls and procedures as of March 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

At any point in time, we may be involved in various lawsuits or other legal proceedings. Such lawsuits could arise from the sale of products or services or from other matters relating to our regular business activities, compliance with various governmental regulations and requirements, or other transactions or circumstances. We do not believe there are any such proceedings presently pending that could have a material adverse effect on our financial condition. See Note 10, Commitments and Contingencies, to our condensed consolidated financial statements for further information.

Item 1A. Risk Factors

Our Annual Report on Form 10-K for the year ended December 31, 2011 contains a detailed discussion of our risk factors. In addition, information regarding risk factors appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Statement Concerning Forward Looking Statements”. These risk factors could cause our actual results to differ materially from those stated in forward-looking statements contained in this document and elsewhere. Pursuant to the instructions to this Quarterly Report on Form 10-Q, we have provided below only those risk factors that are new or that have been materially amended since the time that we filed our 2011 Annual Report on Form 10-K. Accordingly, the information presented below should be read in conjunction with the risk factors and information disclosed in our 2011 Annual Report on Form 10-K.

Historically, we have incurred net losses as a result of MTI Micro. Despite the suspension of MTI Micro’s operations in late 2011, there can be no assurance that there will be adequate resources to fund our future operations.

For the three months ended March 31, 2012, we had a net loss of $822 thousand. For the year ended December 31, 2011, we generated net income of $2.4 million primarily attributable to the reversal of a portion of the deferred tax asset’s valuation reserve of $1.5 million, representing the portion of our deferred tax asset that management has estimated is more likely than not to be realized, and MTI Instrument’s strong performance. Prior to 2011, we had incurred recurring net losses, including net losses of $1.8 million in 2010, and $3.1 million in 2009. As a result of historic operating losses, we had an accumulated deficit of approximately $120.9 million as of March 31, 2012. MTI Micro suspended its operations at the end of 2011 and, therefore, expects to incur minimal ongoing operating expenses unless additional funding becomes available to fund its operations in the future. If MTI Micro is unable to secure additional financing, MTI Micro could be forced to sell assets at unfavorable prices; or merge, consolidate, or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

Since we no longer expect to fund MTI Micro, MTI Micro has sought and will continue to seek other sources of funding, but there is no assurance that such funding will be available on acceptable terms, if at all.

We have experienced an ownership change in MTI Micro that has resulted in a limitation of tax attributes relating to the use of their net operating losses, and we may experience further ownership changes in both MTI and MTI Micro which would result in a further limitation of the use of our net operating losses.

As of March 31, 2012, it is estimated that MTI has net operating loss (NOL) carryforwards of approximately $51.2 million and MTI Micro has NOL carryforwards of approximately $16.6 million. As a result of the conversion of the bridge notes in December 2009, MTI no longer maintained an 80% or greater ownership in MTI Micro. Thus, MTI Micro is no longer included in Mechanical Technology, Incorporated and Subsidiaries' consolidated federal and combined New York State tax returns, effective December 9, 2009. Pursuant to the Internal Revenue Service's consolidated tax return regulations (IRS Regulation Section 1.1502-36), upon MTI Micro leaving the Mechanical Technology, Incorporated and Subsidiaries’ consolidated group, MTI elected to reduce a portion of its stock tax basis in MTI Micro by "reattributing" a portion of MTI Micro's NOL carryforwards to MTI, for an amount equivalent to its built-in loss amount in MTI's investment in MTI Micro's stock. As the result of MTI making this election with its December 31, 2009 tax return, MTI reattributed approximately $45.2 million of MTI Micro's NOLs (reducing its tax basis in MTI Micro's stock by the same amount), leaving MTI Micro with approximately $13 million of separate company NOL carryforwards at the time of conversion of the Bridge Notes.

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

As of March 31, 2012, we owned approximately 47.6% of MTI Micro’s Common Stock issued. Between September 2008 and September 2011, MTI Micro entered into numerous debt and equity financings with third parties, primarily, Dr. Walter L. Robb, a member of the Company’s and MTI Micro’s boards of directors, and Counter Point Ventures Fund II, LP (Counter Point). Counter Point is a venture capital fund sponsored and managed by Dr. Robb. After these series of transactions, MTI now holds an aggregate of approximately 47.6% of the outstanding common stock of MTI Micro or 53.3% of the outstanding common stock and warrants issued of MTI Micro, and Dr. Robb and Counter Point hold approximately 5.1% and 45.2%, respectively of the outstanding common stock of MTI Micro or 4.3% and 40.3%, respectively of the outstanding common stock and warrants issued of MTI Micro. Since no entity of the related parties has power but, as a group, the Company and its related parties have the power, then the party within the related party group that is most closely associated with the VIE, MTI Micro, is the primary beneficiary. Even though Dr. Robb and Counterpoint combined control a majority of the outstanding common stock, and they have the ability to elect the directors of MTI Micro and decide whether to continue to seek business opportunities for MTI Micro or instead seek opportunities to sell the intellectual property, they have not elected to do so. The Company continues to oversee the day to day operations, exercise management decision making, seek opportunities to sell intellectual properties, and have a vested interest in the commercialization of MTI Micro’s fuel cell technology. Since inception in 2001, the Company has made the largest investment and been the principal funder of MTI Micro. The Company has also been exposed to losses and has the ability to benefit from MTI Micro. Considering the facts and circumstances, management believes the Company is most closely associated with the VIE, MTI Micro, and therefore, it is the primary beneficiary of MTI Micro. Should there be a change in the facts and circumstances (such as a change in governance or a change to the related party group) management will reassess whether they act as the primary beneficiary and should continue to include MTI Micro in the Company’s consolidated results of operations.

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

There is no guarantee that resources will be available to MTI Micro on terms acceptable to it, or at all, or that such resources will be received in a timely manner, if at all, or that MTI Micro will be able to resume operations or reduce its expenditure run-rate further. MTI Micro had cash and cash equivalents of $39 thousand as of March 31, 2012. Since 2008, MTI Micro has raised $5.4 million in external debt and equity financing. At the end of 2011, MTI Micro suspended its operations while additional necessary funding is being pursued. If MTI Micro raises additional funds by issuing equity securities, MTI Micro’s stockholders, including MTI, will experience further dilution. Additional debt financing, if available, may involve restrictive covenants. There is no assurance that funds raised in any future debt financing or additional equity financing arrangements will be sufficient, that the financing will be available on terms favorable to MTI Micro or to existing stockholders and at such times as required, or that MTI Micro will be able to obtain the additional financing required to resume the operation of its business. If MTI Micro raises additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to MTI Micro’s technologies or its products, or grant licenses on terms that are not favorable to MTI Micro. If MTI Micro is unable to secure additional financing, MTI Micro could be forced to sell assets at unfavorable prices; or merge, consolidate, or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

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

Mechanical Technology, Incorporated

Date: May 10, 2012	By:	/S/ PENG K. LIM
Peng K. Lim
Chief Executive Officer

	By:	/S/ FREDERICK W. JONES
Frederick W. Jones
Chief Financial Officer