Form 10-Q
period 2012-06-30
MECHANICAL TECHNOLOGY INC
filed 2012-08-09
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 ______________

FORM 10-Q

______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2012

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act). Yes ☐No ☒
The number of shares of common stock, par value of $0.01 per share, outstanding as of August 3, 2012 was 5,256,883.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mechanical Technology, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011

(Dollars in thousands)	June 30,	December 31,
	2012	2011
Assets
Current Assets:
Cash	$1,444	$1,669
Accounts receivable	650	1,881
Inventories	1,169	957
Deferred income taxes, net	20	20
Prepaid expenses and other current assets	133	102
Total Current Assets	3,416	4,629
Deferred income taxes, net	1,515	1,515
Property, plant and equipment, net	183	258
Total Assets	$5,114	$6,402

Liabilities and Equity
Current Liabilities:
Accounts payable	$307	$191
Accrued liabilities	1,066	1,238
Deferred revenue	58	58
Total Current Liabilities	1,431	1,487

Commitments and Contingencies (Note 11)
Equity:
Common stock, par value $0.01 per share, authorized 75,000,000; 6,261,975 and 6,259,975 issued in 2012 and 2011, respectively	63	63
Additional paid-in-capital	135,502	135,389
Accumulated deficit	(121,488)	(120,097)
Common stock in treasury, at cost, 1,005,092 shares in both 2012 and 2011	(13,754)	(13,754)
Total MTI stockholders’ equity	323	1,601
Non-controlling interest	3,360	3,314
Total Equity	3,683	4,915
Total Liabilities and Equity	$5,114	$6,402

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mechanical Technology, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Six Months Ended June 30, 2012 and 2011

(Dollars in thousands, except per share)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Product revenue	$1,366	$2,140	$2,570	$4,679
Funded research and development revenue	—	—	—	13
Total revenue	1,366	2,140	2,570	4,692
Operating costs and expenses:
Cost of product revenue	740	850	1,318	1,789
Research and product development expenses:
Funded research and product development	—	—	—	25
Unfunded research and product development	337	373	710	758
Total research and product development expenses	337	373	710	783
Selling, general and administrative expenses	978	1,318	2,070	2,625
Operating loss	(689)	(401)	(1,528)	(505)
Gain on derivatives	—	29	—	73
Other income (expense), net	180	(23)	183	(24)
Loss before income taxes and non-controlling interest	(509)	(395)	(1,345)	(456)
Income tax benefit	—	—	—	—
Net loss, net of tax	(509)	(395)	(1,345)	(456)
Plus: Net (income) loss attributed to non-controlling interest	(61)	298	(46)	553
Net (loss) income attributed to MTI	$(570)	$(97)	$(1,391)	$97

(Loss) earnings per share attributable to MTI (Basic and Diluted)	$(.11)	$(.02)	$(.26)	$.02
Weighted average shares outstanding (Basic and Diluted)	5,256,246	4,771,658	5,255,564	4,771,658

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity

For the Year Ended December 31, 2011

and the Six Months Ended June 30, 2012 (Unaudited)

	Common Stock				Treasury Stock
(Dollars in thousands)	Shares	Amount	Additional Paid- in-Capital	Accumulated Deficit	Shares	Amount	Non-Controlling Interest (NCI)	Total Equity

December 31, 2010	5,776,750	$58	$134,733	$(122,483)	1,005,092	$(13,754)	$3,405	$1,959

Net income attributed to MTI	-	-	-	2,386	-	-	-	2,386
Stock based compensation	-	-	360	-	-	-	-	360
Issuance of shares – restricted stock	483,225	5	296	-	-	-	-	301
Net loss attributed to NCI	-	-	-	-	-	-	(738)	(738)
Equity contribution to NCI	-	-	-	-	-	-	647	647
December 31, 2011	6,259,975	$63	$135,389	$(120,097)	1,005,092	$(13,754)	$3,314	$4,915

Net loss attributed to MTI	-	-	-	(1,391)	-	-	-	(1,391)
Stock based compensation	-	-	112	-	-	-	-	112
Issuance of shares – common stock	2,000	-	1	-	-	-	-	1
Net income attributed to NCI	-	-	-	-	-	-	46	46
June 30, 2012	6,261,975	$63	$135,502	$(121,488)	1,005,092	$(13,754)	$3,360	$3,683

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2012 and 2011

(Dollars in thousands)	Six Months Ended June 30,
	2012	2011
Operating Activities
Net loss	$(1,345)	$(456)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on derivatives	—	(73)
Depreciation	73	187
(Gain) loss on disposal of equipment	(130)	35
Stock based compensation	113	202
Provision for excess and obsolete inventories	68	16
Changes in operating assets and liabilities:
Accounts receivable	1,231	82
Inventories	(280)	(258)
Prepaid expenses and other current assets	20	27
Accounts payable	116	118
Deferred revenue	—	32
Accrued liabilities	(172)	212
Net cash (used in) provided by operating activities	(306)	124
Investing Activities
Purchases of equipment	(10)	(108)
Proceeds from sale of equipment	91	—
Net cash provided by (used in) investing activities	81	(108)

Financing Activities
Proceeds from the sale of subsidiary equity and warrants issued	—	458
Net cash provided by financing activities	—	458
(Decrease) increase in cash and cash equivalents	(225)	474
Cash - beginning of period	1,669	1,118
Cash - end of period	$1,444	$1,592

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.             Nature of Operations

Description of Business

Mechanical Technology, Incorporated (MTI or the Company), a New York corporation, was incorporated in 1961. MTI operates in two segments, the Test and Measurement Instrumentation segment, which is conducted through MTI Instruments, Incorporated (MTI Instruments), a wholly-owned subsidiary, and the New Energy segment, which is conducted through MTI MicroFuel Cells Incorporated (MTI Micro), a variable interest entity (VIE) that is included in these condensed consolidated financial statements and described further below in Note 2.

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

MTI Micro was incorporated in Delaware on March 26, 2001, and has been developing Mobion®, a handheld energy-generating device to replace current lithium-ion and similar rechargeable battery systems in many handheld electronic devices for the military and consumer markets. Mobion® handheld generators are based on direct methanol fuel cell (DMFC) technology, which has been recognized as an enabling technology for advanced portable power sources by the scientific community and industry analysts. As the need for advancements in portable power increases, MTI Micro has been developing Mobion® as a solution for advancing current and future electronic device power needs of the portable electronics market. As of June 30, 2012, the Company owned approximately 47.6% of MTI Micro’s outstanding common stock. Although MTI Micro continues to believe in the potential of its Mobion® based power solutions, it has suspended its MTI Micro operations until such time as market demand and other deciding factors, including obtaining additional external financing, the successful completion of customer trials, a new development program with a government agency, and/or a customer order, come to fruition. MTI Micro will continue to seek additional capital from external sources to resume operations and fund future development, if any. If MTI Micro is unable to secure additional financing, a new development program or customer order, the MTI Micro Board of Directors will assess other options for MTI Micro, including the sale of its intellectual property portfolio and other assets.

Liquidity

The Company has historically incurred significant losses, the majority stemming from the direct methanol fuel cell product development and commercialization programs of MTI Micro, and had a consolidated accumulated deficit of $121.5 million as of June 30, 2012.  During the six months ended June 30, 2012, the Company generated a net loss attributed to MTI of $1.4 million and cash used in operating activities totaling $306 thousand. As of June 30, 2012, the Company had approximately $1.4 million of cash available to fund future operations and working capital of approximately $2.0 million, a $1.1 million decrease from $3.1 million at December 31, 2011. The Company currently has no debt outstanding. While it cannot be assured, management believes that, due in part to our current backlog and cost control initiatives, the Company will resume positive cash flows in the second half 2012 to fund the Company’s operations for the foreseeable future.

The Company expects to continue funding its operations from current cash, its projected 2012 cash flow pursuant to management’s current plan, and possible draw downs from its existing line of credit, if necessary. The Company may also seek to supplement its resources through the sales of additional assets (including its investment in MTI Micro).  Besides the line of credit at MTI Instruments, the Company has no other commitments for funding future needs of the organization at this time and such additional financing during 2012 may not be available to the Company on acceptable terms, if at all.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2011 has been derived from the Company’s audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2012 and June 30, 2011.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MTI Instruments and its VIE, MTI Micro. The Company is the primary beneficiary of the VIE.  All intercompany balances and transactions are eliminated in consolidation. The Company reflects the impact of the equity securities issuances in its investment in the VIE and additional paid-in-capital accounts for the dilution or anti-dilution of its ownership interest in the VIE.

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

The Company's analysis to determine the primary beneficiary of MTI Micro focused primarily on determining which variable interest holder has the power to direct the activities that would have the most significant impact on the financial performance of MTI Micro. MTI Micro is governed by its own Board of Directors and significant decisions are made by a majority vote of this board. MTI does not have control of the MTI Micro Board of Directors; however, as of June 30, 2012, the Company’s Board of Directors and the MTI Micro Board of Directors consist of the same members, except for one additional director on the Company Board. Under the Articles of Incorporation of MTI Micro, each share of MTI Micro stock is entitled to a vote, and further, holders of a majority of the shares of MTI Micro's common stock have the ability to reconstitute the board. As of June 30, 2012, MTI, Counter Point Ventures Fund II, LP (Counter Point), Dr. Walter L. Robb, a member of the Company’s and MTI Micro’s Board of Directors, and Peng Lim, CEO and board member own 47.6%, 45.2%, 5.1% and 0.5% of the common shares of MTI Micro, respectively. Counter Point is a venture capital fund sponsored and managed by Dr. Robb. Since no entity of the related parties has power but, as a group, the Company and its related parties have the power, then the party within the related party group that is most closely associated with the VIE, MTI Micro, is the primary beneficiary.  Even though Dr. Robb and Counterpoint combined control a majority of the outstanding common stock, and they have the ability to elect the directors of MTI Micro and decide whether to continue to seek business opportunities for MTI Micro or instead seek opportunities to sell the intellectual property, they have not elected to do so. The Company continues to oversee the day to day operations, exercise management decision making, seek opportunities to sell intellectual property, and has a vested interest in the commercialization of MTI Micro’s fuel cell technology. Since inception in 2001, the Company has made the largest investment and been the principal funder of MTI Micro. The Company has also been exposed to losses and has the ability to benefit from MTI Micro. Considering the facts and circumstances, management believes the Company is most closely associated with the VIE, MTI Micro, and therefore, it is the primary beneficiary.

Should there be a change in the facts and circumstances (such as undertaking additional activities, a change in governance or a change to the related party group) in the future, management will reassess whether the Company remains the primary beneficiary and should continue to include MTI Micro in the Company’s condensed consolidated financial statements.

Non-controlling interests (NCI) are classified as stockholders’ equity in the condensed consolidated financial statements. The condensed consolidated income statement presents condensed net income (loss) for both the Company and the non-controlling interests. The calculation of earnings per share is based on net income (loss) attributable to the Company.

Reclassifications

It is the Company’s policy to reclassify prior year consolidated financial statements to conform to current year presentation, if applicable. Prior period amounts related to prototype evaluation agreements have been reclassified.  The three months ended June 30, 2011 and the six months ended June 30, 2011 were adjusted by $14 thousand and $100 thousand, respectively.  The financial statement lines impacted in the Condensed Consolidated Statements of Operations were reductions to “Unfunded and Total research and product development expenses and Operating loss” and increased expenses to “Other income (expense), net.”

3.             Accounts Receivable

Receivable balances consist of the following at:

(Dollars in thousands)	Test and Measurement Instrumentation	New Energy	Consolidated Totals
June 30, 2012
U.S. Government	$6	$—	$6
Commercial	644	—	644
Total	$650	$—	$650

December 31, 2011
U.S. Government	$990	$—	$990
Commercial	887	4	891
Total	$1,877	$4	$1,881

For the six months ended June 30, 2012 and 2011, the largest commercial customer represented 9.6% and 17.1%, respectively, and a U.S. governmental agency represented 14.7% and 7.7%, respectively, of the Company’s Test and Measurement Instrumentation segment product revenue. As of June 30, 2012 and December 31, 2011, the largest commercial customer represented 10.5% and 10.0%, respectively, and a U.S. governmental agency represented 0.3% and 52.7%, respectively, of the Company’s Test and Measurement Instrumentation segment accounts receivable.

As of June 30, 2012, there were no outstanding receivables for the New Energy segment. The balance as of December 31, 2011 represents minimal amounts due for service contracts.

As of June 30, 2012 and December 31, 2011, the Company had no allowance for doubtful uncollectible accounts receivable.

4.             Inventories

Inventories consist of the following at:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Finished goods	$423	$310
Work in process	302	211
Raw materials	444	436
	$1,169	$957

As of June 30, 2012 and December 31, 2011, the Company had an inventory reserve of $311 thousand and $243 thousand, respectively.

5.             Property, Plant and Equipment

Property, plant and equipment consist of the following at:

	June 30, 2012	December 31, 2011
(Dollars in thousands)
Leasehold improvements	$954	$1,213
Computers and related software	1,719	2,130
Machinery and equipment	1,392	3,541
Office furniture and fixtures	277	457
	4,342	7,341
Less accumulated depreciation	4,159	7,083
	$183	$258

Depreciation expense was $73 thousand and $307 thousand for the six months ended June 30, 2012 and the year ended December 31, 2011, respectively.  In conjunction with the suspension of MTI Micro in late 2011, sales of certain surplus equipment on hand were made during the three months ended June 30, 2012.  This resulted in a net gain on sale of $130 thousand.  As of June 30, 2012, $91 thousand of the sales proceeds have been received and $51 thousand was due to the Company and included in “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheet as of June 30, 2012.

6.             Income Taxes

During the quarter ended June 30, 2012, the Company’s effective income tax rate was 0%. The projected annual effective tax rate is less than the Federal statutory rate of 35%, primarily due to the permanent difference related to the stock-based compensation expense for employees of MTI Micro who transferred to MTI. For the quarter ended June 30, 2011, the Company’s effective income tax rate was also 0%.  The difference between the annual effective tax rate and the Federal statutory rate was the result of the change in the valuation allowance and the gain on derivative.

During the six months ended June 30, 2012, the Company’s effective income tax rate was 0%. The projected annual effective tax rate is less than the Federal statutory rate of 35%, primarily due to the permanent difference related to the stock-based compensation expense for employees of MTI Micro who transferred to MTI. For the six months ended June 30, 2011, the Company’s effective income tax rate was also 0%.  The difference between the annual effective tax rate and the Federal statutory rate was the result of the change in the valuation allowance and the gain on derivative.

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

As a result of our analyses in 2011, the Company released a portion of our valuation allowance against its deferred tax assets. The partial release of the valuation allowance caused an incremental tax benefit of $1.5 million to be recognized in the fourth quarter of 2011. The release of a portion of the valuation allowance was based upon a recent cumulative income history for MTI and its subsidiary exclusive of MTI Micro (MTI Micro files separate federal and state tax returns) causing the Company to evaluate what portion of the Company's deferred tax assets it believes are more likely than not to be realized. The Company has determined that it expects to generate sufficient levels of pre-tax earnings in the future to realize the net deferred tax assets recorded on the balance sheet at June 30, 2012. The Company has projected such pre-tax earnings utilizing a combination of historical and projected results, taking into consideration existing levels of permanent differences, non-deductible expense and the reversal of significant temporary differences.  The Company needs to generate approximately $225 thousand of taxable income in each year over the next twenty years to ensure the realizability of the approximately $1.5 million of deferred tax assets recorded on the condensed consolidated balance sheet at June 30, 2012.

The Company believes that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. The Company based the estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. The valuation allowance was approximately $18 million at June 30, 2012 and $20 million at December 31, 2011, respectively. This decrease was primarily the result of a one-time adjustment in the deferred tax asset related to stock compensation expense for options that have lapsed or been voluntarily surrendered to the Company. The Company will continue to evaluate the ability to realize its deferred tax assets and related valuation allowances on a quarterly basis.

7.             Stockholders’ Equity

Common Stock

The Company has one class of common stock, par value $.01.  Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders.  As of June 30, 2012 and December 31, 2011, there were 5,256,883 and 5,254,883 shares of common stock issued and outstanding, respectively.

Changes in common shares issued and treasury stock outstanding are as follows:

	Six Months Ended June 30, 2012	Year Ended December 31, 2011
Common Shares
Balance, beginning	6,259,975	5,776,750
Issuance of shares for common stock grants	2,000	—
Issuance of shares for restricted stock grants	—	483,225
Balance, ending	6,261,975	6,259,975

Treasury Stock
Balance, beginning	1,005,092	1,005,092
Balance, ending	1,005,092	1,005,092

Warrants Issued

On December 20, 2006, the Company issued warrants to investors to purchase 378,472 shares of the Company’s common stock at an exercise price of $18.16 per share. These warrants were fair valued by the Company until their expiration on December 19, 2011.

The Company recognized these derivatives as liabilities in the statement of financial position and measured these instruments at fair value. The fair value of the derivative was recorded in the “Derivative liability” line on the financial statements, and was valued quarterly using the Black-Scholes Option Pricing Model. Gains and losses on derivatives are included in “Gain / Loss on derivatives” in the Condensed Consolidated Statement of Operations. During the six month period ended June 30, 2011, the Company recognized a gain on derivatives of $73 thousand.

Reservation of Shares

The Company had reserved common shares for future issuance as of June 30, 2012 as follows:

Stock options outstanding	412,555
Common stock available for equity awards or issuance of options	600,000
Number of common shares reserved	1,012,555

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

Not included in the computation of earnings per share, assuming dilution, for the three and six months ended June 30, 2012, were options to purchase 412,555 shares of the Company’s common stock. These potentially dilutive items were excluded because the Company incurred a loss for this period and their inclusion would be anti-dilutive.

Not included in the computation of earnings per share, assuming dilution, for the three and six months ended June 30, 2011, were options to purchase 850,236 shares of the Company’s common stock and warrants to purchase 378,472 shares of the Company’s common stock. These potentially dilutive items were excluded because the average market price of the common stock did not exceed the exercise prices of the options and warrants for this period.

8.             Issuance of Common Stock, Warrants and Stock Options by MTI Micro

As of June 30, 2012, the Company owned approximately 47.6% of MTI Micro’s outstanding common stock, or 75,049,937 shares, and 53.3% of common stock and warrants issued, which includes 32,904,136 outstanding warrants. The number of shares of MTI Micro common stock authorized for issuance is 240,000,000 as of June 30, 2012.

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

The following table represents changes in ownership between the Company and non-controlling interests (NCI) in common shares of MTI Micro:

		MTI		Non Controlling Interest (NCI)
	Average		Ownership		Ownership
	Price	Shares	%	Shares	%	Total Shares

Balance at 12/31/10		75,049,937	50.6	73,325,490	49.4	148,375,427

Stock issued under Purchase Agreement, 2011	$0.07			1,619,043		1,619,043

Balance after Purchase Agreement		75,049,937	50.04	74,944,533	49.97	149,994,470

Stock issued under Amendment No. 1	$0.07			6,428,574		6,428,574

Stock issues under Amendment No. 2	$0.07			1,200,000		1,200,000

Balance at 12/31/11		75,049,937	47.61	82,573,107	52.39	157,623,044

Balance at 6/30/12		75,049,937	47.61	82,573,107	52.39	157,623,044

Reservation of Shares

MTI Micro has reserved common shares for future issuance, broken down between the Company and NCI, as follows as of June 30, 2012:

	MTI	NCI	Total
Stock options outstanding	—	22,253,560	22,253,560
Warrants outstanding	32,904,136	12,196,411	45,100,547
Number of shares reserved for outstanding options and warrants	32,904,136	34,449,971	67,354,107

In addition, MTI Micro has 15,688,637 stock options available for issuance.

As of June 30, 2012, the Company owned an aggregate of approximately 47.6% of the outstanding shares of MTI Micro or 53.3% of the outstanding common stock and warrants issued of MTI Micro, and Counter Point and Dr. Robb owned approximately 45.2% and 5.1%, respectively of the outstanding shares of MTI Micro or 40.3% and 4.3%, respectively of the outstanding common stock and warrants issued of MTI Micro.

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

9.             Fair Value Measurement

The Company performs a detailed analysis of financial assets and liabilities in determining the appropriate levels of classification. At each reporting period, all assets and liabilities for which the fair value measurements are based upon significant unobservable inputs are classified as Level 3. The derivative liability was valued using the Black-Sholes Option Pricing Model, which is based upon unobservable inputs. The derivative liability was $0 as of June 30, 2012 and December 31, 2011. The Company had no Level 1 and no Level 2 assets and liabilities as of June 30, 2012 and December 31, 2011.

The following is a rollforward of Level 3 fair value instruments for the twelve months ended December 31, 2011:

(Dollars in thousands)
Instrument	Beginning Balance as of January 1, 2011	Total (Gains) / Losses Realized and Unrealized	Purchases, Issuances, Sales and Settlements	Ending Balance as of December 31, 2011
Derivative liability	$73	$(73)	$—	$—
Total Level 3 instruments	$73	$(73)	$—	$—

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

Summarized financial information concerning the Company’s reportable segments is shown in the following table. The “Other” column includes corporate related items and items such as income taxes or unusual items, which are not allocated to reportable segments. The “Reconciling Items” column includes a non-controlling interest in a consolidated entity. In addition, segments’ non-cash items include any depreciation in reported profit or loss.

(Dollars in thousands)	Test and Measurement Instrumentation	New Energy	Other	Reconciling Items	Condensed Consolidated Totals
Three months ended June 30, 2012
Product revenue	$1,366	$—	$—	$—	$1,366
Research and product development expenses	337	—	—	—	337
Selling, general and administrative expenses	433	60	485	—	978
Segment (loss) profit from operations before non-controlling interest	(345)	116	(280)	—	(509)
Segment (loss) profit	(345)	116	(280)	(61)	(570)
Total assets	1,984	199	2,931	—	5,114
Capital expenditures	7	—	—	—	7
Depreciation	24	10	—	—	34

(Dollars in thousands)	Test and Measurement Instrumentation	New Energy	Other	Reconciling Items	Condensed Consolidated Totals
Three months ended June 30, 2011
Product revenue	$2,140	$—	$—	$—	$2,140
Research and product development expenses	268	105	—	—	373
Selling, general and administrative expenses	545	388	385	—	1,318
Segment profit (loss) from operations before non-controlling interest	359	(582)	(172)	—	(395)
Segment profit (loss)	359	(582)	(172)	298	(97)
Total assets	2,140	303	1,651	—	4,094
Capital expenditures	90	—	5	—	95
Depreciation	21	65	2	—	88

(Dollars in thousands)	Test and Measurement Instrumentation	New Energy	Other	Reconciling Items	Condensed Consolidated Totals
Six months ended June 30, 2012
Product revenue	$2,570	$—	$—	$—	$2,570
Research and product development expenses (income)	711	(1)	—	—	710
Selling, general and administrative expenses	951	96	1,023	—	2,070
Segment (loss) profit from operations before non-controlling interest	(823)	88	(610)	—	(1,345)
Segment (loss) profit	(823)	88	(610)	(46)	(1,391)
Total assets	1,984	199	2,931	—	5,114
Capital expenditures	10	—	—	—	10
Depreciation	49	24	—	—	73

(Dollars in thousands)	Test and Measurement Instrumentation	New Energy	Other	Reconciling Items	Condensed Consolidated Totals
Six months ended June 30, 2011
Product revenue	$4,679	$—	$—	$—	$4,679
Funded research and development revenue	—	13	—	—	13
Research and product development expenses	598	185	—	—	783
Selling, general and administrative expenses	1,078	781	766	—	2,625
Segment profit (loss) from operations before non-controlling interest	981	(1,107)	(330)	—	(456)
Segment profit (loss)	981	(1,107)	(330)	553	97
Total assets	2,140	303	1,651	—	4,094
Capital expenditures	103	—	5	—	108
Depreciation	40	142	5	—	187

The following table presents the details of “Other” segment loss:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Corporate and other (expenses) income:
Depreciation	$—	$(2)	$—	$(5)
Salaries and benefits	(260)	(176)	(612)	(352)
Gain on derivatives	—	29	—	73
Other (expense) income, net	(20)	(23)	2	(46)
Total “Other” segment loss	$(280)	$(172)	$(610)	$(330)

The increase in salaries and benefits from the comparable prior year periods relates to a transfer of employees from MTI Micro to the Company, a new corporate hire to reduce outside consulting expenses and the reinstatement of full salary for the Chief Executive Officer.

11.          Commitments and Contingencies

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

Future minimum rental payments required under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are (dollars in thousands): $140 thousand remaining in 2012, $285 thousand in 2013 and $266 thousand in 2014.

Warranties

Below is a reconciliation of changes in product warranty liabilities:

(Dollars in thousands)	Six Months Ended June 30,
	2012	2011
Balance, January 1	$26	$36
Accruals for warranties issued	6	23
Settlements made (in cash or in kind)	(4)	(6)
Balance, end of period	$28	$53

Licenses

Under a 2002 NYSERDA contract, MTI Micro agreed to pay NYSERDA a royalty of 5.0% of the sales price of any product sold incorporating IP developed pursuant to the NYSERDA contract. If the product is manufactured by a New York State manufacturer, this royalty is reduced to 1.5%. Total royalties are subject to a cap equal to two times the total contract funds paid by NYSERDA to MTI Micro, and may be reduced to reflect any New York State jobs created by MTI Micro. As of June 30, 2012 and December 31, 2011, there are no amounts accrued in the condensed consolidated balance sheets related to this royalty provision.

Under the 2010 NYSERDA contract, MTI Micro agreed to pay NYSERDA a royalty of 5.0% of the sales price of any product sold incorporating IP developed pursuant to the NYSERDA contract. The obligation commences on the first date of the first sale of these products and is in place for fifteen years. Total royalties are subject to a cap equal to three times the total contract funds paid by NYSERDA to MTI Micro. However, if the product is manufactured by a New York State manufacturer, this royalty is reduced to 1.5% and total royalties are subject to a cap equal to one times the total contract funds paid by NYSERDA to MTI Micro. As of June 30, 2012 and December 31, 2011, there are no amounts accrued in the condensed consolidated balance sheets related to this royalty provision.

Employment Agreements

The Company has employment agreements with certain employees that provide severance payments, certain other payments, accelerated vesting and exercise extension periods of certain options upon termination of employment under certain circumstances, as defined in the applicable agreements. As of June 30, 2012, the Company’s potential maximum cash obligation to these employees was approximately $487 thousand.

Royalty Commitment

On January 28, 2010, MTI Instruments entered into an Asset Purchase and Sale Agreement with Ernest F. Fullam, Inc., Peter Fullam and Diane Fullam to acquire the tensile stage line of products from Ernest F. Fullam, Inc, a pioneering microscopy accessories company from Clifton Park , NY. As part of the acquisition, Mr. Peter Fullam joined MTI Instruments as a Product Sales Engineer until September 30, 2011, at which time he became a consultant for MTI Instruments, and MTI Instruments purchased machinery, inventory and the rights to use the Fullam/MTI Instruments product name. Additionally, commencing with the quarter ended March 31, 2010 and ending at the close of the quarter ending December 31, 2012, MTI Instruments will pay Ernest F. Fullam, Inc. a royalty equal to 5% of the Gross Sales achieved on specific Fullam products. Royalty expense related to this agreement was $0 and $3 thousand for the six months ended June 30, 2012 and 2011, respectively.

Contingencies:

Legal

We are subject to legal proceedings, claims and liabilities which arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.

12.          Line of Credit

On September 20, 2011, MTI Instruments entered into a working capital line of credit with First Niagara Bank, N.A.  Pursuant to the Demand Grid Note, MTI Instruments may borrow from time to time up to $400 thousand to support its working capital needs. The note is payable upon demand, and the interest rate on the note is equal to the prime rate with a floor of 4.0% per annum. The note is secured by a lien on all of the assets of MTI Instruments and is guaranteed by the Company. The line of credit was renewed on May 7, 2012. The line of credit is subject to a review date of June 30, 2013. Under the line of credit, MTI Instruments is required to hold a line balance of $0 for 30 consecutive days out during each consecutive year.  As of June 30, 2012 and December 31, 2011, there were no amounts outstanding under the line of credit.

13.          Stock Based Compensation

The Mechanical Technology Incorporated 2012 Equity Incentive Plan (the 2012 Plan) was adopted by the Company’s Board of Directors on April 14, 2012 and approved by stockholders on June 14, 2012. The 2012 Plan provides an initial aggregate number of 600,000 shares of common stock which may be awarded or issued. The number of shares which may be awarded under the 2012 Plan and awards outstanding can be subject to adjustment on account of any recapitalization, reclassification, stock split, reverse stock split and other dilutive changes in Common Stock. Under the 2012 Plan, the Board of Directors is authorized to issue stock options (incentive and nonqualified), stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisors of the Company and its subsidiaries. Incentive stock options may only be granted to employees of the Company and its subsidiaries.

During the six months ended June 30, 2012, the Company granted 2,000 shares of the Company’s common stock from the 2006 Equity Incentive Plan, which immediately vested and the stock was issued to the holder. The fair value of this grant was $0.31 per share and was based on the closing market value price of the Company’s common stock on the date of grant.

14.          New Accounting Pronouncements

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

15.       Subsequent Events

The Company has evaluated subsequent events and transactions through the date of this filing for potential recognition or disclosure in the condensed consolidated financial statements and has noted no other subsequent events requiring recognition or disclosure other than as stated below.

On July 2, 2012, the Governance, Compensation and Nominating Committee (the Committee) of the Board of Directors of the Company granted Kevin G. Lynch, the Company’s newest board member, options for 25,000 shares of the Company’s common stock and each of the remaining non-employee directors options for 12,500 shares of the Company’s common stock. The Committee also granted Peng Lim, the Company’s Chief Executive Officer, options for 50,000 shares of the Company’s common stock and Rick Jones, the Company’s Chief Financial Officer, options for 25,000 shares of the Company’s common stock. All stock options granted have an exercise price equal to the closing price on July 2, 2012. Twenty-five percent of each award shall be exercisable on each of the first four anniversaries of the date of the award. All terms and conditions shall be in accordance with the 2012 Equity Incentive Plan. The Committee also established target bonuses for Mr. Lim.

On July 12, 2012, the Board of Directors of the Company appointed Kevin G. Lynch as the Lead Independent Director. The Board of Directors also established a cash compensation policy for non-employee directors.

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

In addition to historical information, the following discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements.  Important factors that could cause actual results to differ include those set forth in Part I Item 1A-Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed on March 27, 2012 as updated by Part II, Item 1A-Risk Factors of our Form 10-Q for the quarter ended March 31, 2012, and this Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q.

Overview

MTI operates in two segments: the Test and Measurement Instrumentation segment, which is conducted through MTI Instruments, Incorporated (MTI Instruments), a wholly-owned subsidiary, and the New Energy segment, which is conducted through MTI MicroFuel Cells, Incorporated (MTI Micro), a variable interest entity (VIE) as of June 30, 2012. MTI and MTI Micro currently share the same Board of Directors, except for one additional director on the Company Board, while MTI also continues to oversee the day to day operations, exercise management decision making, seek opportunities to sell intellectual property, and have a vested interest in the commercialization of MTI Micro’s fuel cell technology. Since inception in 2001, MTI has made the largest investment and been the principal funder of MTI Micro. MTI has also been exposed to losses and has the ability to benefit from MTI Micro. Considering the facts and circumstances, management believes MTI is most closely associated with the VIE, MTI Micro, and therefore, it is the primary beneficiary.  Should there be a change in the facts and circumstances (such as undertaking additional activities, a change in governance or a change to the related party group) in the future, management will reassess whether MTI remains the primary beneficiary and should continue to include MTI Micro in MTI’s condensed consolidated financial statements.

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

In 2012, MTI Instruments was awarded a contract, potentially worth up to $917 thousand in product revenue, from the U.S. Air Force Metrology and Calibration Program Office (AFMETCAL) for the purchase of MTI Instruments portable balancing systems (PBS) calibration kits. As of June 30, 2012, MTI Instruments had recorded $769 thousand in orders, approximately 84% of the contract’s total potential value. In 2011, MTI Instruments was awarded a $4.1 million multi-year U.S. Air Force contract for the purchase of PBS4100+ portable aircraft engine balancing systems. As of June 30, 2012, MTI Instruments had recorded $855 thousand in orders, approximately 21% of the contract’s total potential value. MTI Instruments also has a multi-year U.S. Air Force contract to service and repair its existing fleet of PBS-4100/+ jet engine balancing systems with the latest diagnostic and balancing technology, which could potentially generate up to a total of $6.5 million in sales for the Company between 2009 and 2014.  As of June 30, 2012, MTI Instruments had recorded approximately $3.0 million in orders, approximately 46% of the contract’s total value.

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

Recent Developments

On April 12, 2012, Kevin G. Lynch was appointed to the Board of Directors and the Audit Committee of the Company.

On April 14, 2012, the Board of Directors and executive officers of the Company surrendered 355,459 stock options without consideration and without any obligation on the part of the Company to grant stock options in replacement thereof or other consideration relating thereto at any time in the future in order to make more stock options available for future grants.

The Mechanical Technology Incorporated 2012 Equity Incentive Plan (the 2012 Plan) was adopted by the Company’s Board of Directors on April 14, 2012 and approved by stockholders on June 14, 2012. The 2012 Plan provides an initial aggregate number of 600,000 shares of common stock which may be awarded or issued. The number of shares which may be awarded under the 2012 Plan and awards outstanding can be subject to adjustment on account of any recapitalization, reclassification, stock split, reverse stock split and other dilutive changes in Common Stock. Under the 2012 Plan, the Board of Directors is authorized to issue stock options (incentive and nonqualified), stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisors of the Company and its subsidiaries. Incentive stock options may only be granted to employees of the Company and its subsidiaries.

On June 18, 2012, the Audit Committee of the Board of Directors of the Company approved the dismissal of PricewaterhouseCoopers LLP (PwC) and engaged UHY LLP (UHY) as the Company’s independent registered public accounting firm for the fiscal year ending December 31, 2012.

In conjunction with the suspension of MTI Micro in late 2011, sales of certain surplus equipment on hand were made during the three months ended June 30, 2012.  This resulted in a net gain on sale of $130 thousand.  As of June 30, 2012, $91 thousand of the sales proceeds have been received and $51 thousand was due to the Company and included in “Prepaid expenses and other current assets” on the Condensed Consolidated Balance Sheet as of June 30, 2012.

Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2012 Compared to the Three and Six Months Ended June 30, 2011.

Test and Measurement Instrumentation Segment

Product Revenue. Product revenue in our Test and Measurement Instrumentation segment for the three months ended June 30, 2012 decreased by $774 thousand, or 36.2%, to $1.4 million in 2012 from $2.1 million in 2011. This decrease in product revenue was primarily attributed to a 65% decline in capacitance product shipments stemming from production slowdowns at our customers in Asia.  Also contributing to the second quarter decline was a $340 thousand drop in aviation balancing system sales due to fewer shipments to commercial customers.  For the quarter ended June 30, 2012, the largest commercial customer for the segment was a European distributor, which accounted for $152 thousand, or 11.1%, of the second quarter revenue. In 2011, the largest commercial customer for the segment was a distributor in China which accounted for $250 thousand, or 11.7%, of the second quarter revenue. The U.S. Air Force was the largest government customer for the quarter ended June 30, 2012 and accounted for $239 thousand, or 17.5%, of the second quarter revenue. The U.S. Air Force was the largest government customer for the quarter ended June 30, 2011 and accounted for $246 thousand, or 11.5%, of the second quarter revenue.

Product revenue in our Test and Measurement Instrumentation segment for the six months ended June 30, 2012 decreased by $2.1 million, or 45.1%, to $2.6 million in 2012 from $4.7 million in 2011. This decrease in product revenue was due primarily to a $1.1 million decline in aviation balancing equipment sales. In 2011, first quarter product revenue had included unique order activity for aviation balancing systems which began during the fourth quarter of 2010 and shipped during the first quarter of 2011.  Also in 2011, commercial aviation balancing equipment sales were higher during the second quarter as compared to the second quarter of 2012.  Further contributing to the current year-to-date decline has been a 47% drop in capacitance product shipments stemming from production slowdowns at our customers in Asia, fewer wafer metrology equipment shipments, most notably to the solar industry, and a 17.0% drop in other general instrumentation revenue.  For the six months ended June 30, 2012, the largest commercial customer for the segment was an Asian distributor, which accounted for $246 thousand, or 9.6%, of the year-to-date revenue. In 2011, the largest commercial customer for the segment was a U.S. military aerospace equipment subcontractor which accounted for $801 thousand, or 17.1%, of the year-to-date revenue. The U.S. Air Force was the largest government customer for the six months ended June 30, 2012 and accounted for $378 thousand, or 14.7%, of the year-to-date revenue. The U.S. Air Force was the largest government customer for the six months ended June 30, 2011 and accounted for $358 thousand, or 7.7%, of the year-to-date revenue.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands)		Revenues for the Three Months Ended June 30,		Revenue Contract to Date	Total Contract Orders Received to Date
Contract (1)	Expiration	2012	2011	June 30, 2012	June 30, 2012

$6.5 million Air Force Retrofit and Maintenance of PBS-4100 Systems	09/27/2014 (2)	$49	$120	$3,017	$3,017
$4.1 million Air Force PBS-4100 Systems	08/29/2015 (3)	$171	$—	$855	$855
$917 thousand Air Force PBS Calibration Kits	09/30/2014 (4)	$—	$—	$—	$769

__________________

(1)	Contract values represent maximum potential values and may not be representative of actual results.
(2)	Date represents expiration of contract, including all four potential option extensions.
(3)	Date represents expiration of contract, including all four potential option extensions.
(4)	Date represents expiration of contract, including two potential option extensions.

(Dollars in thousands)		Revenues for the Six Months Ended June 30,		Revenue Contract to Date	Total Contract Orders Received to Date
Contract (1)	Expiration	2012	2011	June 30, 2012	June 30, 2012

$6.5 million Air Force Retrofit and Maintenance of PBS-4100 Systems	09/27/2014 (2)	$112	$203	$3,017	$3,017
$4.1 million Air Force PBS-4100 Systems	08/29/2015 (3)	$171	$—	$855	$855
$917 thousand Air Force PBS Calibration Kits	09/30/2014 (4)	$—	$—	$—	$769

__________________

(1)	Contract values represent maximum potential values and may not be representative of actual results.
(2)	Date represents expiration of contract, including all four potential option extensions.
(3)	Date represents expiration of contract, including all four potential option extensions.
(4)	Date represents expiration of contract, including two potential option extensions.

Cost of Product Revenue. Cost of product revenue in our Test and Measurement Instrumentation segment for the three months ended June 30, 2012 decreased by $110 thousand, or 12.9%, to $740 thousand in 2012 from $850 thousand in 2011 in conjunction with the aforementioned 36.2% decrease in product revenue.  Gross profit, as a percentage of product revenue, decreased to 45.8%, compared to 60.3% for the same period in 2011 due to the change in product mix, higher production overhead costs related to personnel additions and an increase to the inventory reserve to account for potentially obsolete/slow moving inventory.

Cost of product revenue in our Test and Measurement Instrumentation segment for the six months ended June 30, 2012 decreased by $471 thousand, or 26.3%, to $1.3 million in 2012 from $1.8 million in 2011 in conjunction with the aforementioned 45.1% decrease in product revenue.  Gross profit, as a percentage of product revenue, decreased to 48.7%, compared to 61.8% for the same period in 2011 due to the change in product mix, higher production overhead costs related to personnel additions and an increase to the inventory reserve to account for potentially obsolete/slow moving inventory.

Unfunded Research and Product Development Expenses. Unfunded research and product development expenses in our Test and Measurement Instrumentation segment for the three months ended June 30, 2012 increased by $69 thousand, or 25.6%, to $337 thousand in 2012 from $268 thousand in 2011. This increase was due to additional personnel costs.

Unfunded research and product development expenses in our Test and Measurement Instrumentation segment for the six months ended June 30, 2012 increased by $113 thousand, or 18.9%, to $711 thousand in 2012 from $598 thousand in 2011.  This increase was due to additional personnel costs and higher external development spending for new development projects.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our Test and Measurement Instrumentation segment for the three months ended June 30, 2012 decreased by $112 thousand, or 20.5%, to $433 thousand in 2012 from $545 thousand in 2011.  This decrease is the result of reduced personnel costs and sales commissions, partially offset by higher consultant costs.

Selling, general and administrative expenses in our Test and Measurement Instrumentation segment for the six months ended June 30, 2012 decreased by $127 thousand, or 11.8%, to $951 thousand in 2012 from $1.1 million in 2011.  This decrease is the result of reduced personnel costs and sales commissions, partially offset by higher consultant costs.

New Energy Segment

Funded Research and Development Revenue. There was no funded research and development revenue in our New Energy segment for the three months ended June 30, 2012 and June 30, 2011. The final billings for both the DOE and the New York State Energy Research and Development Authority (NYSERDA) grants were done in the first quarter of 2011 for approximately $6 thousand each, as the majority of work was finished in 2010. There are no active grants at this time.

There was no funded research and development revenue in our New Energy segment for the six months ended June 30, 2012 compared to $13 thousand in the prior year. The final billings for both the DOE and the New York State Energy Research and Development Authority (NYSERDA) grants were done in the first quarter of 2011 for approximately $6 thousand each, as the majority of work was finished in 2010. There are no active grants at this time.

Information regarding our contracts included in funded research and development revenue is as follows:

(Dollars in thousands)
Contract	Expiration (1)	Revenue Six Months Ended June 30, 2012	Revenue Six Months Ended June 30, 2011	Revenue Contract to Date June 30, 2012

$2.99 million DOE (2)	3/31/2011	$—	$7	$2,994
$296 thousand NYSERDA	12/31/10	$—	$6	$296

__________________________________________________________________________________________

(1)	Dates represent expiration of contract, not date of final billing.
(2)

The DOE contract was initially awarded for $2.4 million, effective for January 2009 through March 31, 2010.  An extension to this was granted in April 2010, increasing total funding to $2.99 million and an expiration date of March 31, 2011.  The DOE contract was a cost share contract.

Funded Research and Product Development Expenses. There was no funded research and product development expenses in our New Energy segment for the three months ended June 30, 2012 or June 30, 2011. There are no active grants at this time.

There was no funded research and product development expenses in our New Energy segment for the six months ended June 30, 2012, compared to $25 thousand in 2011. There are no active grants at this time.

Unfunded Research and Product Development Expenses. There was no unfunded research and product development expenses in our New Energy segment for the three months ended June 30, 2012, compared to $105 thousand in 2011.  This decrease is attributable to the suspension of operations in late 2011, and no further research is being performed at this time.

There was unfunded research and product development income of $1 thousand in our New Energy segment for the six months ended June 30, 2012, compared to unfunded research and product development expenses of $160 thousand in 2011.  This decrease is attributable to the suspension of operations in late 2011, and no further research is being performed at this time.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our New Energy segment decreased by $328 thousand to $60 thousand for the three months ended June 30, 2012, compared to $388 thousand in 2011.  This decrease is attributable to the suspension of operations in late 2011. Currently, MTI Micro has no employees and projects to spend between $5 and $10 thousand per month for operating activities including rent, preparing prototypes for customer demonstrations, minimal sales efforts, patent fees to keep the patent portfolio current and minimal consultant costs to perform these initiatives.  During the remainder of 2012, MTI Micro also expects to incur a one time expense of approximately $20 thousand for lab set up fees in its modified leased space.

Selling, general and administrative expenses in our New Energy segment decreased by $685 thousand to $96 thousand for the six months ended June 30, 2012, compared to $781 thousand in 2011.  This decrease is attributable to the suspension of operations in late 2011 and future spending is noted above in the three month explanation.

Results of Consolidated Operations

Operating Loss. Operating loss for the three months ended June 30, 2012 was $689 thousand compared to $401 thousand in 2011. This increase in operating loss was a result of the factors noted above.

Operating loss for the six months ended June 30, 2012 was $1.5 million compared to $505 thousand in 2011. This increase in operating loss was a result of the factors noted above.

Gain on Derivatives. We had no gain on derivatives for the three months ended June 30, 2012 compared to a gain on derivatives of $29 thousand in 2011. We had no gain on derivatives for the six months ended June 30, 2012 compared to a gain on derivatives of $73 thousand in 2011. Gain on derivatives was the result of derivative treatment of the freestanding warrants issued to investors in conjunction with our December 2006 capital raise. These warrants expired on December 19, 2011.

Income Tax Benefit (Expense). There was no income tax benefit (expense) for the three and six months ended June 30, 2012 and 2011. During the six months ended June 30, 2012, our effective income tax rate was 0%. The projected annual effective tax rate is less than the Federal statutory rate of 35%, primarily due to the permanent difference related to the stock-based compensation expense for employees of MTI Micro who transferred to MTI. For the six months ended June 30, 2011, our effective income tax rate was also 0%.  The difference between the annual effective tax rate and the Federal statutory rate was the result of the change in the valuation allowance and the gain on derivative. The valuation allowance against our deferred tax assets was approximately $18 million at June 30, 2012 and $20 million at December 31, 2011, respectively. This decrease was primarily the result of a one-time adjustment in the deferred tax asset related to stock compensation expense for options that have lapsed or been voluntarily surrendered to the Company.  We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowances on a quarterly basis.

Net (Income) Loss Attributed to Non-Controlling Interests (of MTI Micro). The net income attributed to non-controlling interests for the three months ended June 30, 2012 was $61 thousand compared to a net loss of $298 thousand in 2011. This is the result of net income of MTI Micro of $116 thousand in 2012 compared to a net loss of MTI Micro of $581 thousand in 2011 as a result of the suspension of operations in late 2011 and the money received from the sales of certain surplus equipment on hand.

The net income attributed to non-controlling interests for the six months ended June 30, 2012 was $46 thousand compared to a net loss of $553 thousand in 2011. This is the result of net income of MTI Micro of $88 thousand in 2012 compared to a net loss of MTI Micro of $1.1 million in 2011 as a result of the suspension of operations in late 2011 and the money received from the sales of certain surplus equipment on hand.

Net (Loss) Income. Net loss for the three months ended June 30, 2012 was $570 thousand compared to net loss of $97 thousand for the same period in 2011. The increase in net loss of $473 thousand is primarily attributed to a decrease of MTI Instruments net income of $703 thousand, a reduction of the net loss of MTI Micro of $697 thousand, and a reduction in the net loss attributed to non-controlling interests of $359 thousand. These are a result of the factors discussed above.

Net loss for the six months ended June 30, 2012 was $1.4 million compared to net income of $97 thousand for the same period in 2011. The decrease in net income of $1.5 million is primarily attributed to a decrease of MTI Instruments net income of $1.8 million, a reduction of the net loss of MTI Micro of $1.2 million, and a reduction in the net loss attributed to non-controlling interests of $600 thousand. These are a result of the factors discussed above.

Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Six Months Ended	Six Months Ended	Year Ended
	June 30,	June 30,	Dec 31,
	2012	2011	2011
Cash	$1,444	$1,592	$1,669
Working capital	1,985	1,852	3,142
Net (loss) income attributed to MTI	(1,391)	97	2,386
Net cash (used in) provided by operating activities	(306)	124	67
Purchase of property, plant and equipment	(10)	(108)	(175)

We have historically incurred significant losses, the majority stemming from the direct methanol fuel cell product development and commercialization programs of MTI Micro, and had a consolidated accumulated deficit of $121.5 million as of June 30, 2012.  During the six months ended June 30, 21012, we generated a net loss attributed to MTI of $1.4 million and had working capital at June 30, 2012 of approximately $2.0 million, a $1.1 million decrease from $3.1 million at December 31, 2011. We used operating cash flows of $306 thousand for the six months ended June 30, 2012 and currently have no debt outstanding. While it cannot be assured, management believes that, due in part to our current backlog and cost control initiatives, the Company will resume positive cash flows in the second half of 2012 to fund the Company’s operations for the foreseeable future.

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

During the six months ended June 30, 2012, cash used in operating activities was $306 thousand, consisting of a net loss of $1.3 million, non-cash expenses of $124 thousand (including $73 thousand for depreciation, $68 thousand for excess and obsolete inventory, and $113 thousand for stock based compensation partially offset by a $130 thousand gain on the disposal of equipment), and other changes in operating assets and liabilities of $915 thousand (primarily due to the decrease in accounts receivable from the prior year end). Cash provided by investing activities for the six months ended June 30, 2012 was $81 thousand. There were no outstanding commitments for capital expenditures as of June 30, 2012. There was no cash provided by financing activities for the six months ended June 30, 2012.

As of June 30, 2012, we had approximately $1.4 million of cash available to fund future operations. During the six months ended June 30, 2012, our results of operations resulted in a net loss attributed to MTI of $1.4 million and cash used in operating activities totaling $306 thousand. We expect to continue funding our operations from current cash, our projected 2012 cash flow pursuant to management’s current plan, and possible draw downs from our existing line of credit, if necessary. We may also seek to supplement our resources through the sales of assets (including our investment in MTI Micro).  Besides the line of credit at MTI Instruments, we have no other commitments for funding future needs of the organization at this time and such additional financing during 2012 may not be available to us on acceptable terms, if at all.

Line of Credit

On September 20, 2011, MTI Instruments entered into a working capital line of credit with First Niagara Bank, N.A.  Pursuant to the Demand Grid Note, MTI Instruments may borrow from time to time up to $400 thousand to support its working capital needs. The note is payable upon demand, and the interest rate on the note is equal to the prime rate with a floor of 4.0% per annum. The note is secured by a lien on all of the assets of MTI Instruments and is guaranteed by the Company. The line of credit was renewed on May 7, 2012. The line of credit is subject to a review date of June 30, 2013. Under the line of credit, MTI Instruments is required to hold a line balance of $0 for 30 consecutive days out during each consecutive year.  As of June 30, 2012 and December 31, 2011 there were no amounts outstanding under the line of credit.

Backlog, Inventory and Accounts Receivable

At June 30, 2012, our order backlog was $1.1 million compared to $861 thousand at December 31, 2011 due to the new Air Force contract for calibration kits which was received during the second quarter and is expected to ship during the fourth quarter of 2012.

Our inventory turnover ratios and accounts receivable days outstanding for the trailing twelve month periods and their changes at June 30, 2012 and 2011 are as follows:

	2012	2011	Change
Inventory turnover	3.0	4.0	(1.0)
Average accounts receivable days outstanding	44	41	3

The decrease in inventory turns is due to a 22% increase in average inventory balances, driven by current production schedules, combining with 9% lower sales volume during the comparable periods.

The average accounts receivable days outstanding for the last twelve months increased three days due to the recent product mix, now consisting of a higher percentage of international sales which have slightly longer payment cycles.

Net cash used in operating activities was $306 thousand for the six months ended June 30, 2012 compared with cash provided by operating activities of $124 thousand in 2011.  This cash decrease of $430 thousand was driven by the timing of cash payments and receipts associated with prior quarter billings as well as the increase in net loss.

There were $10 thousand in capital expenditures during the six months ended June 30, 2012, compared with $108 thousand in the same period for 2011. There were no outstanding commitments for capital expenditures as of June 30, 2012. As production levels rise at MTI Instruments, additional capital equipment may be required in the foreseeable future. We expect to finance any such potential future expenditures with our current cash position.

Off-Balance Sheet Arrangements

There were no off balance sheet arrangements.

Contractual Payment Obligations

We have entered into various agreements with non-cancelable terms that result in contractual payment obligations in future years. These contracts include manufacturing, laboratory and office facility lease agreements as well as purchase commitments for general operations of the Company. The following table summarizes cash payments that we are committed to make under the existing terms of contracts to which we are a party as of June 30, 2012. This table does not include contingencies.

	Less			More
Contractual Payment Obligations	Than 1	1-3	3-5	Than 5
(in thousands)	Year	Years	Years	Years	Total
Operating lease obligations	$16	$571	$120	$—	$707
Purchase obligations	484	—	—	—	484
Total Contractual Payment Obligations	$500	$571	$120	$—	$1,191

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

Our deposits are primarily in cash and deposited in commercial banks and investment companies. The Company has cash deposits in excess of federally insured limits.  The amount of such deposits is essentially all cash at June 30, 2012.

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

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 14, New Accounting Pronouncements, of the unaudited condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and our chief financial officer, evaluated the effectiveness of MTI’s disclosure controls and procedures as of June 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.            Legal Proceedings

At any point in time, we may be involved in various lawsuits or other legal proceedings. Such lawsuits could arise from the sale of products or services or from other matters relating to our regular business activities, compliance with various governmental regulations and requirements, or other transactions or circumstances. We do not believe there are any such proceedings presently pending that could have a material adverse effect on our financial condition.  See Note 11, Commitments and Contingencies, to our condensed consolidated financial statements for further information.

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

For the six months ended June 30, 2012, we had a net loss of $1.4 million. For the year ended December 31, 2011, we generated net income of $2.4 million primarily attributable to the reversal of a portion of the deferred tax asset’s valuation reserve of $1.5 million, representing the portion of our deferred tax asset that management has estimated is more likely than not to be realized, and MTI Instrument’s strong performance. Prior to 2011, we had incurred recurring net losses, including net losses of $1.8 million in 2010, and $3.1 million in 2009. As a result of historic operating losses, we had an accumulated deficit of approximately $121.5 million as of June 30, 2012. MTI Micro suspended its operations at the end of 2011 and, therefore, expects to incur minimal ongoing operating expenses unless additional funding becomes available to fund its operations in the future.  If MTI Micro is unable to secure additional financing, MTI Micro could be forced to sell assets at unfavorable prices; or merge, consolidate, or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

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

As of June 30, 2012, it is estimated that MTI has net operating loss (NOL) carryforwards of approximately $51.8 million and MTI Micro has NOL carryforwards of approximately $16.5 million. As a result of the conversion of the bridge notes in December 2009, MTI no longer maintained an 80% or greater ownership in MTI Micro. Thus, MTI Micro is no longer included in Mechanical Technology, Incorporated and Subsidiaries' consolidated federal and combined New York State tax returns, effective December 9, 2009.  Pursuant to the Internal Revenue Service's consolidated tax return regulations (IRS Regulation Section 1.1502-36), upon MTI Micro leaving the Mechanical Technology, Incorporated and Subsidiaries’ consolidated group, MTI elected to reduce a portion of its stock tax basis in MTI Micro by "reattributing" a portion of MTI Micro's NOL carryforwards to MTI, for an amount equivalent to its built-in loss amount in MTI's investment in MTI Micro's stock. As the result of MTI making this election with its December 31, 2009 tax return, MTI reattributed approximately $45.2 million of MTI Micro's NOLs (reducing its tax basis in MTI Micro's stock by the same amount), leaving MTI Micro with approximately $13 million of separate company NOL carryforwards at the time of conversion of the Bridge Notes.

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

As of June 30, 2012, we owned approximately 47.6% of MTI Micro’s Common Stock issued. Between September 2008 and September 2011, MTI Micro entered into numerous debt and equity financings with third parties, primarily, Dr. Walter L. Robb, a member of the Company’s and MTI Micro’s boards of directors, and Counter Point Ventures Fund II, LP (Counter Point). Counter Point is a venture capital fund sponsored and managed by Dr. Robb. After these series of transactions, MTI now holds an aggregate of approximately 47.6% of the outstanding common stock of MTI Micro or 53.3% of the outstanding common stock and warrants issued of MTI Micro, and Dr. Robb and Counter Point hold approximately 5.1% and 45.2%, respectively of the outstanding common stock of MTI Micro or 4.3% and 40.3%, respectively of the outstanding common stock and warrants issued of MTI Micro. Since no entity of the related parties has power but, as a group, the Company and its related parties have the power, then the party within the related party group that is most closely associated with the VIE, MTI Micro, is the primary beneficiary. Even though Dr. Robb and Counterpoint combined control a majority of the outstanding common stock, and they have the ability to elect the directors of MTI Micro and decide whether to continue to seek business opportunities for MTI Micro or instead seek opportunities to sell the intellectual property, they have not elected to do so.  The Company continues to oversee the day to day operations, exercise management decision making, seek opportunities to sell intellectual properties, and have a vested interest in the commercialization of MTI Micro’s fuel cell technology.  Since inception in 2001, the Company has made the largest investment and been the principal funder of MTI Micro.  The Company has also been exposed to losses and has the ability to benefit from MTI Micro.  Considering the facts and circumstances, management believes the Company is most closely associated with the VIE, MTI Micro, and therefore, it is the primary beneficiary of MTI Micro.  Should there be a change in the facts and circumstances (such as a change in governance or a change to the related party group) management will reassess whether they act as the primary beneficiary and should continue to include MTI Micro in the Company’s consolidated results of operations.

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

There is no guarantee that resources will be available to MTI Micro on terms acceptable to it, or at all, or that such resources will be received in a timely manner, if at all, or that MTI Micro will be able to resume operations or reduce its expenditure run-rate further.  MTI Micro had cash and cash equivalents of $125 thousand as of June 30, 2012. Since 2008, MTI Micro has raised $5.4 million in external debt and equity financing. At the end of 2011, MTI Micro suspended its operations while additional necessary funding is being pursued. If MTI Micro raises additional funds by issuing equity securities, MTI Micro’s stockholders, including MTI, will experience further dilution. Additional debt financing, if available, may involve restrictive covenants. There is no assurance that funds raised in any future debt financing or additional equity financing arrangements will be sufficient, that the financing will be available on terms favorable to MTI Micro or to existing stockholders and at such times as required, or that MTI Micro will be able to obtain the additional financing required to resume the operation of its business. If MTI Micro raises additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to MTI Micro’s technologies or its products, or grant licenses on terms that are not favorable to MTI Micro. If MTI Micro is unable to secure additional financing, MTI Micro could be forced to sell assets at unfavorable prices; or merge, consolidate, or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

Item 2.            Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.            Defaults Upon Senior Securities

None

Item 4.            Mine Safety Disclosures

Not applicable.

Item 5.            Other Information

None

Item 6.            Exhibits

Exhibit No.	Description
10.1	Mechanical Technology, Incorporated 2012 Equity Incentive Plan (Incorporated by reference from Exhibit 10.1 of the Company’s Form S-8 Registration Statement (File No. 333-182730) filed July 18, 2012).
10.2	Form of Restricted Stock Agreement Notice for Board of Directors and Employees for Mechanical Technology, Incorporated 2012 Equity Incentive Plan.
10.3	Form of Incentive Stock Option Notice for Mechanical Technology, Incorporated 2012 Equity Incentive Plan.
10.4	Form of Non-Qualified Stock Option Notice for Employees for Mechanical Technology, Incorporated 2012 Equity Incentive Plan.
10.5	Form of Non-Qualified Stock Option Notice for Board of Directors for Mechanical Technology, Incorporated 2012 Equity Incentive Plan.
31.1	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Peng K. Lim
31.2	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Frederick W. Jones
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Peng K. Lim
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Frederick W. Jones
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

All other exhibits for which no other filing information is given are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mechanical Technology, Incorporated
Date: August 9, 2012	By:	/S/ PENG K. LIM
Peng K. Lim Chief Executive Officer
	By:	/S/ FREDERICK W. JONES
Frederick W. Jones Chief Financial Officer
29