Form 10-Q
period 2012-09-30
MECHANICAL TECHNOLOGY INC
filed 2012-11-08
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 ______________

FORM 10-Q

______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM ______________________ TO _______________________

`

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act). Yes ☐No ☒
The number of shares of common stock, par value of $0.01 per share, outstanding as of November 2, 2012 was 5,256,883.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION.................................................................................................................................................	2
Item 1. Financial Statements............................................................................................................................................................	2

Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011 ...................	2

Condensed Consolidated Statements of Operations (Unaudited)
For the Three and Nine Months Ended September 30, 2012 and 2011................................................................................	3

Condensed Consolidated Statements of Changes in Equity
For the Year Ended December 31, 2011 and Nine Months Ended September 30, 2012 (Unaudited).............................	4

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2012 and 2011...................................................................................................	5

Notes to Condensed Consolidated Financial Statements (Unaudited)...................................................................................	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations...............................	18

Item 4. Controls and Procedures.....................................................................................................................................................	26
PART II. OTHER INFORMATION........................................................................................................................................................	26

Item 1. Legal Proceedings...........................................................................................................................................................	26

Item 1A. Risk Factors.......................................................................................................................................................................	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.................................................................................	28

Item 3. Defaults Upon Senior Securities....................................................................................................................................	28

Item 4. Mine Safety Disclosures..................................................................................................................................................	28

Item 5. Other Information.............................................................................................................................................................	29

Item 6. Exhibits...............................................................................................................................................................................	29

SIGNATURES........................................................................................................................................................................................	30

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mechanical Technology, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011

(Dollars in thousands, except per share)	September 30,	December 31,
	2012	2011
Assets
Current Assets:
Cash	$531	$1,669
Accounts receivable, less allowances of $2 thousand in 2012 and $0 in 2011	444	1,881
Inventories	1,433	957
Deferred income taxes, net	17	20
Prepaid expenses and other current assets	116	102
Total Current Assets	2,541	4,629
Deferred income taxes, net	1,518	1,515
Property, plant and equipment, net	155	258
Total Assets	$4,214	$6,402

Liabilities and Equity
Current Liabilities:
Accounts payable	$277	$191
Accrued liabilities	1,368	1,238
Deferred revenue	20	58
Total Current Liabilities	1,665	1,487

Commitments and Contingencies (Note 11)
Equity:
Common stock, par value $0.01 per share, authorized 75,000,000; 6,261,975 and 6,259,975 issued in 2012 and 2011, respectively	63	63
Additional paid-in capital	135,553	135,389
Accumulated deficit	(122,637)	(120,097)
Common stock in treasury, at cost, 1,005,092 shares in both 2012 and 2011	(13,754)	(13,754)
Total MTI stockholders’ (deficit) equity	(775)	1,601
Non-controlling interest	3,324	3,314
Total Equity	2,549	4,915
Total Liabilities and Equity	$4,214	$6,402

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mechanical Technology, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Nine Months Ended September 30, 2012 and 2011

(Dollars in thousands, except per share)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Product revenue	$1,083	$2,326	$3,653	$7,005
Funded research and development revenue	—	—	—	13
Total revenue	1,083	2,326	3,653	7,018
Operating costs and expenses:
Cost of product revenue	620	861	1,938	2,650
Research and product development expenses:
Funded research and product development	—	—	—	25
Unfunded research and product development	327	371	1,037	1,129
Total research and product development expenses	327	371	1,037	1,154
Selling, general and administrative expenses	1,308	1,305	3,378	3,931
Operating loss	(1,172)	(211)	(2,700)	(717)
Gain on derivatives	—	—	—	73
Other (expense) income, net	(7)	—	176	(24)
Loss before income taxes and non-controlling interest	(1,179)	(211)	(2,524)	(668)
Income tax expense	(6)	—	(6)	—
Net loss	(1,185)	(211)	(2,530)	(668)
Plus: Net loss (income) attributed to non-controlling interest	36	110	(10)	664
Net loss attributed to MTI	$(1,149)	$(101)	$(2,540)	$(4)

Loss per share attributable to MTI (Basic and Diluted)	$(.22)	$(.02)	$(.48)	$—
Weighted average shares outstanding (Basic and Diluted)	5,256,883	5,202,029	5,256,007	4,916,691

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity

For the Year Ended December 31, 2011

and the Nine Months Ended September 30, 2012 (Unaudited)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Shares	Amount	Total MTI Stockholders’ Equity (Deficit)	Non- Controlling Interest (NCI)	Total Equity

December 31, 2010	5,776,750	$58	$134,733	$(122,483)	1,005,092	$(13,754)	$(1,446)	$3,405	$1,959

Net income attributed to MTI	-	-	-	2,386	-	-	2,386	-	2,386

Stock based compensation	-	-	360	-	-	-	360	-	360

Issuance of shares – restricted stock	483,225	5	296	-	-	-	301	-	301

Net loss attributed to NCI	-	-	-	-	-	-	-	(738)	(738)

Equity contribution to NCI	-	-	-	-	-	-	-	647	647

December 31, 2011	6,259,975	$63	$135,389	$(120,097)	1,005,092	$(13,754)	$1,601	$3,314	$4,915

Net loss attributed to MTI	-	-	-	(2,540)	-	-	(2,540)	-	(2,540)

Stock based compensation	-	-	163	-	-	-	163	-	163

Issuance of shares – common stock	2,000	-	1	-	-	-	1	-	1

Net income attributed to NCI	-	-	-	-	-	-	-	10	10

September 30, 2012	6,261,975	$63	$135,553	$(122,637)	1,005,092	$(13,754)	$(775)	$3,324	$2,549

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2012 and 2011

(Dollars in thousands)	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net loss	$(2,530)	$(668)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Gain on derivatives	—	(73)
Depreciation	102	251
(Gain) loss on disposal of equipment	(130)	35
Stock based compensation	164	599
Provision for excess and obsolete inventories	86	(135)
Bad debt expense	2	—
Changes in operating assets and liabilities:
Accounts receivable	1,435	48
Inventories	(562)	(151)
Prepaid expenses and other current assets	(14)	(6)
Accounts payable	86	87
Deferred revenue	(38)	37
Accrued liabilities	130	6
Net cash (used in) provided by operating activities	(1,269)	30
Investing Activities
Purchases of equipment	(12)	(125)
Proceeds from sale of equipment	143	—
Net cash provided by (used in) investing activities	131	(125)

Financing Activities
Proceeds from the sale of subsidiary equity and warrants issued	—	563
Net cash provided by financing activities	—	563
(Decrease) increase in cash and cash equivalents	(1,138)	468
Cash - beginning of period	1,669	1,118
Cash - end of period	$531	$1,586

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

MTI Instruments was incorporated in New York on March 8, 2000 and is a worldwide supplier of precision non-contact physical measurement solutions, portable balancing equipment, wafer inspection tools, and tensile stage systems for material testing. MTI Instruments’ products use a comprehensive array of technologies to solve complex, real world applications in numerous industries including manufacturing, semiconductor, solar, commercial and military aviation, automotive and data storage. MTI Instruments’ products consist of electronic gauging instruments for position, displacement and vibration application within the design, manufacturing/production, test and research market; wafer characterization of semi-insulating and semi-conducting wafers within both the semiconductor and solar industries; tensile stage systems for materials testing at academic and industrial settings; and engine vibration analysis systems for both military and commercial aircraft.

MTI Micro was incorporated in Delaware on March 26, 2001, and has been developing Mobion®, a handheld energy-generating device to replace current lithium-ion and similar rechargeable battery systems in many handheld electronic devices for the military and consumer markets. Mobion® handheld generators are based on direct methanol fuel cell (DMFC) technology, which has been recognized as an enabling technology for advanced portable power sources by the scientific community and industry analysts. As the need for advancements in portable power increases, MTI Micro has been developing Mobion® as a solution for advancing current and future electronic device power needs of the portable electronics market. As of September 30, 2012, the Company owned approximately 47.6% of MTI Micro’s outstanding common stock. Although MTI Micro continues to believe in the potential of its Mobion® based power solutions, it has suspended its MTI Micro operations until such time as market demand and other deciding factors, including obtaining additional external financing, the successful completion of customer trials, a new development program with a government agency, and/or a customer order, come to fruition. MTI Micro will continue to seek additional capital from external sources to resume operations and fund future development, if any. If MTI Micro is unable to secure additional financing, a new development program or customer order, the MTI Micro Board of Directors will assess other options for MTI Micro, including the sale of its intellectual property portfolio and/or remaining assets.

Liquidity

The Company has historically incurred significant losses, the majority stemming from the direct methanol fuel cell product development and commercialization programs of MTI Micro, and had a consolidated accumulated deficit of $122.6 million as of September 30, 2012.  During the nine months ended September 30, 2012, the Company generated a net loss attributed to MTI of $2.5 million and cash used in operating activities totaling $1.3 million, which included a $562 thousand build up of inventory.  As of September 30, 2012, the Company had approximately $531 thousand of cash available to fund future operations and working capital of approximately $876 thousand, a $2.3 million decrease from $3.1 million at December 31, 2011.  Subsequent to September 30, 2012, the Company utilized $100 thousand under the MTI Instruments line of credit to fund its operations.

During the third quarter of 2012, the Company implemented personnel reductions throughout the organization and scaled back on discretionary spending to reduce future cash burn.  However, in conjunction with the termination of Peng K. Lim as the Company’s Chief Executive Officer in September 2012, the Company may potentially be obligated over the next twelve months for severance payments related to Mr. Lim’s employment agreement.

While it cannot be assured, management believes that, due in part to our backlog at September 30, 2012 of $1.5 million, continued cost control initiatives and recent sales staff additions, the Company will resume positive cash flows in 2013 to fund the Company’s operations for the foreseeable future.

The Company expects to continue funding its operations from current cash, its projected 2012 cash flow pursuant to management’s current plan, and additional draw downs from its existing line of credit at MTI Instruments. The Company may also seek to supplement its resources through the sales of additional assets, including its investment in MTI Micro.  Besides the line of credit at MTI Instruments, the Company has no other commitments for funding future needs of the organization at this time and such additional financing during 2012 may not be available to the Company on acceptable terms, if at all.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2011 has been derived from the Company’s audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2012 and September 30, 2011.

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

The Company has performed an analysis under the VIE accounting model and determined that MTI Micro is a VIE. One of the criteria for determining whether an entity is a VIE is determining if the entity, MTI Micro, has equity at risk. Management has concluded that MTI Micro does not have equity at risk to fund operations into its next phase. Further, the Company has determined that it is the primary beneficiary of MTI Micro, and therefore should include MTI Micro’s results of operations in the Company’s consolidated financial statements.

The Company's analysis to determine the primary beneficiary of MTI Micro focused primarily on determining which variable interest holder has the power to direct the activities that would have the most significant impact on the financial performance of MTI Micro. MTI Micro is governed by its own Board of Directors and significant decisions are made by a majority vote of this board. MTI does not have control of the MTI Micro Board of Directors; however, as of September 30, 2012, the MTI Micro Board of Directors was comprised entirely of the same members of the Company’s Board of Directors. Under the Articles of Incorporation of MTI Micro, each share of MTI Micro stock is entitled to a vote, and further, holders of a majority of the shares of MTI Micro's common stock have the ability to reconstitute the board. As of September 30, 2012, MTI, Counter Point Ventures Fund II, LP (Counter Point) and Dr. Walter L. Robb, a member of the Company’s and MTI Micro’s Board of Directors own 47.6%, 45.2% and 5.1% of the common shares of MTI Micro, respectively. Counter Point is a venture capital fund sponsored and managed by Dr. Robb. Since no entity of the related parties has power but, as a group, the Company and its related parties have the power, then the party within the related party group that is most closely associated with the VIE, MTI Micro, is the primary beneficiary.  Even though Dr. Robb and Counterpoint combined control a majority of the outstanding common stock, and they have the ability to elect the directors of MTI Micro and decide whether to continue to seek business opportunities for MTI Micro or instead seek opportunities to sell the intellectual property, they have not elected to do so. The Company continues to oversee the day to day operations, exercise management decision making, seek opportunities to sell intellectual property, and has a vested interest in the commercialization of MTI Micro’s fuel cell technology. Since inception in 2001, the Company has made the largest investment and been the principal funder of MTI Micro. The Company has also been exposed to losses and has the ability to benefit from MTI Micro. Considering the facts and circumstances, management believes the Company is most closely associated with the VIE, MTI Micro, and therefore, it is the primary beneficiary.

Should there be a change in the facts and circumstances (such as undertaking additional activities, a change in governance or a change to the related party group) in the future, management will reassess whether the Company remains the primary beneficiary and should continue to include MTI Micro in the Company’s condensed consolidated financial statements.

Non-controlling interests (NCI) are classified as equity in the condensed consolidated financial statements. The condensed consolidated statement of operations presents condensed net income (loss) for both the Company and the non-controlling interests. The calculation of earnings per share is based on net income (loss) attributable to the Company.

Reclassifications

It is the Company’s policy to reclassify prior year consolidated financial statements to conform to current year presentation, if applicable. Prior period amounts related to prototype evaluation agreements have been reclassified.  The three months ended September 30, 2011 and the nine months ended September 30, 2011 were adjusted by $0 thousand and $100 thousand, respectively.  The financial statement lines impacted in the Condensed Consolidated Statements of Operations were reductions to “Unfunded research and product development expenses,” “Total research and product development expenses,” and “Operating loss” and increased expenses to “Other (expense) income, net.”

3.             Accounts Receivable

Receivable balances consist of the following at:

(Dollars in thousands)	Test and Measurement Instrumentation	New Energy	Consolidated Totals
September 30, 2012
U.S. Government	$94	$—	$94
Commercial	352	—	352
	446	—	446
Less: Allowance for Doubtful Account	(2)	—	(2)
Total	$444	$—	$444

December 31, 2011
U.S. Government	$990	$—	$990
Commercial	887	4	891
Total	$1,877	$4	$1,881

For the nine months ended September 30, 2012 and 2011, the largest commercial customer represented 8.7% and 11.4%, respectively, and a U.S. governmental agency represented 18.0% and 12.2%, respectively, of the Company’s Test and Measurement Instrumentation segment product revenue. As of September 30, 2012 and December 31, 2011, the largest commercial customer represented 3.9% and 10.0%, respectively, and a U.S. governmental agency represented 21.1% and 52.7%, respectively, of the Company’s Test and Measurement Instrumentation segment accounts receivable.

As of September 30, 2012, there were no outstanding receivables for the New Energy segment. The balance as of December 31, 2011 represents minimal amounts due for service contracts.

As of September 30, 2012 and December 31, 2011, the Company had an allowance for doubtful account receivable of $2 thousand and $0 thousand, respectively.

4.             Inventories

Inventories consist of the following at:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Finished goods	$714	$386
Work in process	327	211
Raw materials	721	603
	1,762	1,200
Less: Inventory reserve	(329)	(243)
	$1,433	$957

5.             Property, Plant and Equipment

Property, plant and equipment consist of the following at:

(Dollars in thousands)	September 30, 2012	December 31, 2011

Leasehold improvements	$954	$1,213
Computers and related software	1,719	2,130
Machinery and equipment	1,394	3,541
Office furniture and fixtures	277	457
	4,344	7,341
Less accumulated depreciation	4,189	7,083
	$155	$258

Depreciation expense was $102 thousand and $307 thousand for the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively.  In conjunction with the suspension of MTI Micro operations in late 2011, sales of certain surplus equipment on hand were made during the three months ended June 30, 2012.  This resulted in a net gain on sale of $130 thousand.  As of September 30, 2012, all $143 thousand in sales proceeds have been received.

6.             Income Taxes

During the quarter ended September 30, 2012, the Company’s effective income tax rate was 0%. The projected annual effective tax rate is less than the Federal statutory rate of 35%, primarily due to the permanent difference related to the stock-based compensation expense for employees of MTI Micro who transferred to MTI. For the quarter ended September 30, 2011, the Company’s effective income tax rate was also 0%.  The difference between the annual effective tax rate and the Federal statutory rate was the result of the change in the valuation allowance and the gain on derivative.

During the nine months ended September 30, 2012, the Company’s effective income tax rate was 0%. The projected annual effective tax rate is less than the Federal statutory rate of 35%, primarily due to the permanent difference related to the stock-based compensation expense for employees of MTI Micro who transferred to MTI. For the nine months ended September 30, 2011, the Company’s effective income tax rate was also 0%.  The difference between the annual effective tax rate and the Federal statutory rate was the result of the change in the valuation allowance and the gain on derivative.

The Company provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur in accordance with accounting standards that address income taxes.  Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. The Company has considered all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items, in determining whether a full or partial release of our valuation allowance is required. In addition, the Company’s assessment requires it to schedule future taxable income in accordance with accounting standards that address income taxes to assess the appropriateness of a valuation allowance which further requires the exercise of significant management judgment.

As a result of our analyses in 2011, the Company released a portion of our valuation allowance against its deferred tax assets. The partial release of the valuation allowance caused an incremental tax benefit of $1.5 million that was recognized in the fourth quarter of 2011. The release of a portion of the valuation allowance was based upon a recent cumulative income history for MTI and its subsidiary exclusive of MTI Micro (MTI Micro files separate federal and state tax returns) causing the Company to evaluate what portion of the Company's deferred tax assets it believes are more likely than not to be realized. The Company has determined that it expects to generate sufficient levels of pre-tax earnings in the future to realize the net deferred tax assets recorded on the balance sheet at September 30, 2012. The Company has projected such pre-tax earnings utilizing a combination of historical and projected results, taking into consideration existing levels of permanent differences, non-deductible expenses and the reversal of significant temporary differences.  The Company needs to generate approximately $225 thousand of taxable income in each year over the next twenty years to ensure the realizability of the approximately $1.5 million of deferred tax assets recorded on the condensed consolidated balance sheet at September 30, 2012.

The Company believes that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. The Company based the estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. The valuation allowance was approximately $19 million at September 30, 2012 and $20 million at December 31, 2011, respectively. This decrease was primarily the result of a one-time adjustment in the deferred tax asset related to stock compensation expense for options that have lapsed or been voluntarily surrendered to the Company. The Company will continue to evaluate the ability to realize its deferred tax assets and related valuation allowances on a quarterly basis.

7.             Stockholders’ Equity

Common Stock

The Company has one class of common stock, par value $.01.  Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders.  As of September 30, 2012 and December 31, 2011, there were 5,256,883 and 5,254,883 shares of common stock issued and outstanding, respectively.

Changes in common shares issued and treasury stock outstanding are as follows:

	Nine Months Ended September 30, 2012	Year Ended December 31, 2011
Common Shares
Balance, beginning	6,259,975	5,776,750
Issuance of shares for common stock grants	2,000	—
Issuance of shares for restricted stock grants	—	483,225
Balance, ending	6,261,975	6,259,975

Treasury Stock
Balance, beginning	1,005,092	1,005,092
Balance, ending	1,005,092	1,005,092

Warrants Issued

On December 20, 2006, the Company issued warrants to investors to purchase 378,472 shares of the Company’s common stock at an exercise price of $18.16 per share. These warrants were fair valued by the Company until their expiration on December 19, 2011.

The Company recognized these derivatives as liabilities in the statement of financial position and measured these instruments at fair value. The fair value of the derivative was recorded in the “Derivative liability” line on the financial statements, and was valued quarterly using the Black-Scholes Option Pricing Model. Gains and losses on derivatives are included in “Gain / Loss on derivatives” in the Condensed Consolidated Statement of Operations. During the three and nine month periods ended September 30, 2011, the Company recognized a gain on derivatives of $0 and $73 thousand, respectively.

Reservation of Shares

The Company had reserved common shares for future issuance as of September 30, 2012 as follows:

Stock options outstanding	579,646
Common stock available for equity awards or issuance of options	420,000
Number of common shares reserved	999,646

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

Not included in the computation of loss per share, assuming dilution, for the three and nine months ended September 30, 2012, were options to purchase 579,646 shares of the Company’s common stock. These potentially dilutive items were excluded because the Company incurred a loss for this period and their inclusion would be anti-dilutive.

Not included in the computation of loss per share, assuming dilution, for the three and nine months ended September 30, 2011, were options to purchase 849,111 shares of the Company’s common stock and warrants to purchase 378,472 shares of the Company’s common stock. These potentially dilutive items were excluded because the Company incurred a loss for this period and their inclusion would be anti-dilutive.

8.             Issuance of Common Stock, Warrants and Stock Options by MTI Micro

As of September 30, 2012, the Company owned approximately 47.6% of MTI Micro’s outstanding common stock, or 75,049,937 shares, and 53.3% of common stock and warrants issued, which includes 32,904,136 outstanding warrants. The number of shares of MTI Micro common stock authorized for issuance is 240,000,000 as of September 30, 2012.

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

The following table represents changes in ownership between the Company and non-controlling interests (NCI) in common shares of MTI Micro:

		MTI		Non Controlling Interest (NCI)
	Average		Ownership		Ownership
	Price	Shares	%	Shares	%	Total Shares

Balance at 12/31/10		75,049,937	50.6	73,325,490	49.4	148,375,427

Stock issued under Purchase Agreement, 2011	$0.07			1,619,043		1,619,043

Balance after Purchase Agreement		75,049,937	50.04	74,944,533	49.96	149,994,470

Stock issued under Amendment No. 1	$0.07			6,428,574		6,428,574

Stock issues under Amendment No. 2	$0.07			1,200,000		1,200,000

Balance at 12/31/11		75,049,937	47.61	82,573,107	52.39	157,623,044

Balance at 9/30/12		75,049,937	47.61	82,573,107	52.39	157,623,044

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

Reservation of Shares

MTI Micro has reserved common shares for future issuance, broken down between the Company and NCI, as follows as of September 30, 2012:

	MTI	NCI	Total
Stock options outstanding	—	20,047,765	20,047,765
Warrants outstanding	32,904,136	12,196,411	45,100,547
Number of shares reserved for outstanding options and warrants	32,904,136	32,244,176	65,148,312

During the nine months ended September 30, 2012, there were 2,205,795 option cancellations.  MTI Micro has 17,894,432 stock options available for issuance as of September 30, 2012.

As of September 30, 2012, the Company owned an aggregate of approximately 47.6% of the outstanding shares of MTI Micro or 53.3% of the outstanding common stock and warrants issued of MTI Micro, and Counter Point and Dr. Robb owned approximately 45.2% and 5.1%, respectively of the outstanding shares of MTI Micro or 40.3% and 4.3%, respectively of the outstanding common stock and warrants issued of MTI Micro.

9.             Fair Value Measurement

The Company performs a detailed analysis of financial assets and liabilities in determining the appropriate levels of classification. At each reporting period, all assets and liabilities for which the fair value measurements are based upon significant unobservable inputs are classified as Level 3. The derivative liability was valued using the Black-Scholes Option Pricing Model, which is based upon unobservable inputs. The derivative liability was $0 as of September 30, 2012 and December 31, 2011. The Company had no Level 1 and no Level 2 assets and liabilities as of September 30, 2012 and December 31, 2011.

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

(Dollars in thousands)	Test and Measurement Instrumentation	New Energy	Other	Reconciling Items	Condensed Consolidated Totals
Three months ended September 30, 2012
Product revenue	$1,083	$—	$—	$—	$1,083
Research and product development expenses	327	—	—	—	327
Selling, general and administrative expenses	472	41	795	—	1,308
Segment loss from operations before non-controlling interest	(668)	(68)	(443)	—	(1,179)
Segment (loss) profit	(668)	(69)	(448)	36	(1,149)
Total assets	2,039	159	2,016	—	4,214
Capital expenditures	2	—	—	—	2
Depreciation	23	6	—	—	29

(Dollars in thousands)	Test and Measurement Instrumentation	New Energy	Other	Reconciling Items	Condensed Consolidated Totals

Three months ended September 30, 2011
Product revenue	$2,326	$—	$—	$—	$2,326
Research and product development expenses	329	42	—	—	371
Selling, general and administrative expenses	528	99	678	—	1,305
Segment profit (loss) from operations before non-controlling interest	462	(213)	(460)	—	(211)
Segment profit (loss)	462	(213)	(460)	110	(101)
Total assets	2,315	154	1,683	—	4,152
Capital expenditures	18	—	—	—	18
Depreciation	26	37	1	—	64

(Dollars in thousands)	Test and Measurement Instrumentation	New Energy	Other	Reconciling Items	Condensed Consolidated Totals

Nine months ended September 30, 2012
Product revenue	$3,653	$—	$—	$—	$3,653
Research and product development expenses (income)	1,038	(1)	—	—	1,037
Selling, general and administrative expenses	1,423	137	1,818	—	3,378
Segment (loss) profit from operations before non-controlling interest	(1,491)	20	(1,053)	—	(2,524)
Segment (loss) profit	(1,491)	19	(1,058)	(10)	(2,540)
Total assets	2,039	159	2,016	—	4,214
Capital expenditures	12	—	—	—	12
Depreciation	73	29	—	—	102

(Dollars in thousands)	Test and Measurement Instrumentation	New Energy	Other	Reconciling Items	Condensed Consolidated Totals

Nine months ended September 30, 2011
Product revenue	$7,005	$—	$—	$—	$7,005
Funded research and development revenue	—	13	—	—	13
Research and product development expenses	928	226	—	—	1,154
Selling, general and administrative expenses	1,606	879	1,446	—	3,931
Segment profit (loss) from operations before non-controlling interest	1,442	(1,320)	(790)	—	(668)
Segment profit (loss)	1,442	(1,320)	(790)	664	(4)
Total assets	2,315	154	1,683	—	4,152
Capital expenditures	120	—	5	—	125
Depreciation	65	180	6	—	251

The following table presents the details of “Other” segment loss:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Corporate and other (expenses) income:
Depreciation	$—	$(1)	$(1)	$(6)
Salaries and benefits	(564)	(459)	(1,176)	(811)
Gain on derivatives	—	—	—	73
Other income (expense), net	122	—	125	(46)
Income tax expense	(6)	—	(6)	—
Total “Other” segment loss	$(448)	$(460)	$(1,058)	$(790)

The increase in salaries and benefits from the comparable prior year periods relates to a transfer of employees from MTI Instruments and MTI Micro to the Company, a new corporate hire to reduce outside consulting expenses and the accrual related to the termination of the Chief Executive Officer in September 2012.

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

Future minimum rental payments required under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are (dollars in thousands): $70 thousand remaining in 2012, $285 thousand in 2013 and $266 thousand in 2014.

Warranties

Product warranty liabilities are included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.  Below is a reconciliation of changes in product warranty liabilities:

(Dollars in thousands)	Nine Months Ended September 30,
	2012	2011
Balance, January 1	$26	$36
Accruals for warranties issued	9	35
Settlements made (in cash or in kind)	(15)	(11)
Balance, end of period	$20	$60

Licenses

Under a 2002 NYSERDA contract, MTI Micro agreed to pay NYSERDA a royalty of 5.0% of the sales price of any product sold incorporating IP developed pursuant to the NYSERDA contract. If the product is manufactured by a New York State manufacturer, this royalty is reduced to 1.5%. Total royalties are subject to a cap equal to two times the total contract funds paid by NYSERDA to MTI Micro, and may be reduced to reflect any New York State jobs created by MTI Micro. As of September 30, 2012 and December 31, 2011, there are no amounts accrued in the condensed consolidated balance sheets related to this royalty provision.

Under the 2010 NYSERDA contract, MTI Micro agreed to pay NYSERDA a royalty of 5.0% of the sales price of any product sold incorporating IP developed pursuant to the NYSERDA contract. The obligation commences on the first date of the first sale of these products and is in place for fifteen years. Total royalties are subject to a cap equal to three times the total contract funds paid by NYSERDA to MTI Micro. However, if the product is manufactured by a New York State manufacturer, this royalty is reduced to 1.5% and total royalties are subject to a cap equal to one times the total contract funds paid by NYSERDA to MTI Micro. As of September 30, 2012 and December 31, 2011, there are no amounts accrued in the condensed consolidated balance sheets related to this royalty provision.

Employment Agreements

The Company has employment agreements with certain current and former employees that provide severance payments, certain other payments, accelerated vesting and exercise extension periods of certain options upon termination of employment under certain circumstances, as defined in the applicable agreements. As of September 30, 2012, the Company’s maximum obligation to these employees was approximately $679 thousand.

Royalty Commitment

On January 28, 2010, MTI Instruments entered into an Asset Purchase and Sale Agreement with Ernest F. Fullam, Inc., Peter Fullam and Diane Fullam to acquire the tensile stage line of products from Ernest F. Fullam, Inc, a pioneering microscopy accessories company from Clifton Park, NY. MTI Instruments purchased machinery, inventory and the rights to use the Fullam/MTI Instruments product name. Additionally, commencing with the quarter ended March 31, 2010 and ending at the close of the quarter ending December 31, 2012, MTI Instruments will pay Ernest F. Fullam, Inc. a royalty equal to 5% of the Gross Sales achieved on specific Fullam products. This royalty rate was increased to 10% for the period of August 2012 through December 2012.  Royalty expense related to this agreement was $5 thousand and $8 thousand for the nine months ended September 30, 2012 and 2011, respectively.

Contingencies:

Legal

We are subject to legal proceedings, claims and liabilities which arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.

12.          Line of Credit

On September 20, 2011, MTI Instruments entered into a working capital line of credit with First Niagara Bank, N.A.  Pursuant to the Demand Grid Note, MTI Instruments may borrow from time to time up to $400 thousand to support its working capital needs. The note is payable upon demand, and the interest rate on the note is equal to the prime rate with a floor of 4.0% per annum. The note is secured by a lien on all of the assets of MTI Instruments and is guaranteed by the Company. The line of credit was renewed on May 7, 2012. The line of credit is subject to a review date of June 30, 2013. Under the line of credit, MTI Instruments is required to hold a line balance of $0 for 30 consecutive days out during each consecutive year.  As of September 30, 2012 and December 31, 2011, there were no amounts outstanding under the line of credit.  Subsequent to September 30, 2012, the Company utilized $100 thousand under the MTI Instruments line of credit to fund its operations.

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

During the nine months ended September 30, 2012, the Company granted 2,000 shares of the Company’s common stock from the 2006 Equity Incentive Plan, which immediately vested and the stock was issued to the holder. The fair value of this grant was $0.31 per share and was based on the closing market value price of the Company’s common stock on the date of grant.

During the nine months ended September 30, 2012, the Company granted 224,500 options to purchase the Company’s common stock from the 2012 Plan, which generally vest 25% on each of the first four anniversaries of the date of the award. The exercise price of these grants was $0.29 per share and was based on the closing market value price of the Company’s common stock on the dates of grant.  Using a Black-Scholes Option Pricing Model, the weighted average fair value of these options was $0.27 per share and was estimated at the date of grant.  During the nine months ended September 30, 2012, 44,500 options of the 2012 grants were cancelled before vesting occurred.

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

15.       Subsequent Events

The Company has evaluated subsequent events and transactions through the date of this filing for potential recognition or disclosure in the condensed consolidated financial statements and has noted no subsequent events requiring recognition or disclosure.

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

In addition to historical information, the following discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements.  Important factors that could cause actual results to differ include those set forth in Part I Item 1A-Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, as filed on March 27, 2012 as updated by Part II, Item 1A-Risk Factors of our Form 10-Qs for the quarters ended March 31, 2012 and June 30, 2012, and this Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q.

Overview

MTI operates in two segments: the Test and Measurement Instrumentation segment, which is conducted through MTI Instruments, Incorporated (MTI Instruments), a wholly-owned subsidiary, and the New Energy segment, which is conducted through MTI MicroFuel Cells, Incorporated (MTI Micro), a variable interest entity (VIE) as of September 30, 2012. MTI and MTI Micro currently share the same Board of Directors, while MTI also continues to oversee the day to day operations, exercise management decision making, seek opportunities to sell intellectual property, and have a vested interest in the commercialization of MTI Micro’s fuel cell technology. Since inception in 2001, MTI has made the largest investment and been the principal funder of MTI Micro. MTI has also been exposed to losses and has the ability to benefit from MTI Micro. Considering the facts and circumstances, management believes MTI is most closely associated with the VIE, MTI Micro, and therefore, it is the primary beneficiary.  Should there be a change in the facts and circumstances (such as undertaking additional activities, a change in governance or a change to the related party group) in the future, management will reassess whether MTI remains the primary beneficiary and should continue to include MTI Micro in MTI’s condensed consolidated financial statements.

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

Recent Developments

The Company files electronically with the Securities and Exchange Commission (SEC) and the SEC maintains an internet site (http://www.sec.gov) that contains the reports, proxy and information statements, and other information regarding the Company.

In conjunction with the suspension of MTI Micro in late 2011, sales of certain surplus equipment on hand were made during the three months ended June 30, 2012.  This resulted in a net gain on sale of $130 thousand.  As of September 30, 2012, all $143 thousand of the sales proceeds have been received.

On September 6, 2012, the Board of Directors of the Company terminated Peng K. Lim as the Company’s Chief Executive Officer, effective the close of business on September 10, 2012. Kevin G. Lynch will serve as Acting Chief Executive Officer until Mr. Lim’s replacement is named. Mr. Lynch will serve as advisor to the Company at a monthly fee of $20,000.

Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2012 Compared to the Three and Nine Months Ended September 30, 2011.

Test and Measurement Instrumentation Segment

Product Revenue. Product revenue in our Test and Measurement Instrumentation segment for the three months ended September 30, 2012 decreased by $1.2 million, or 53.4%, to $1.1 million in 2012 from $2.3 million in 2011.  This decrease in product revenue was primarily attributed to a 61% decline in aviation balancing system sales due to reduced shipments to commercial customers and fewer sales of accessory kits to the military.  Third quarter results were also impacted by significant declines in business from our Asian distributors, contributing to a $407 thousand drop in capacitance product sales and a $135 thousand drop in wafer metrology tool sales.  For the quarter ended September 30, 2012, the largest commercial customer for the segment was an aviation balancing system commercial customer, which accounted for $79 thousand, or 7.3%, of the third quarter revenue.  In 2011, the largest commercial customer for the segment was a distributor in Singapore which accounted for $344 thousand, or 14.8%, of the third quarter revenue. The U.S. Air Force was the largest government customer for the quarter ended September 30, 2012 and accounted for $281 thousand, or 25.9%, of the third quarter revenue.  The U.S. Air Force was the largest government customer for the quarter ended September 30, 2011 and accounted for $495 thousand, or 21.3%, of the third quarter revenue.

Product revenue in our Test and Measurement Instrumentation segment for the nine months ended September 30, 2012 decreased by $3.3 million, or 47.8%, to $3.7 million in 2012 from $7.0 million in 2011.  This decrease in product revenue was due primarily to a $1.8 million decline in aviation balancing equipment sales.  In 2011, first quarter product revenue had included unique order activity for aviation balancing systems which began during the fourth quarter of 2010 and shipped during the first quarter of 2011.  In addition, both military and base commercial aviation balancing system sales have experienced notable declines during the second and thirds quarters of 2012.  Further contributing to the current year-to-date decline has been a 53% drop in capacitance product shipments stemming from production slowdowns at our customers in Asia, fewer wafer metrology equipment shipments, most notably to the troubled solar industry, and a 12.0% drop in other general instrumentation revenue as a result of reduced sales staff and limited market coverage.  For the nine months ended September 30, 2012, the largest commercial customer for the segment was an Asian distributor, which accounted for $316 thousand, or 8.7%, of the year-to-date revenue.  In 2011, the largest commercial customer for the segment was a U.S. military aerospace equipment subcontractor which accounted for $802 thousand, or 11.4%, of the year-to-date revenue.  The U.S. Air Force was the largest government customer for the nine months ended September 30, 2012 and accounted for $659 thousand, or 18.0%, of the year-to-date revenue.  The U.S. Air Force was the largest government customer for the nine months ended September 30, 2011 and accounted for $853 thousand, or 12.2%, of the year-to-date revenue.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands)		Revenues for the Three Months Ended September 30,		Revenues for the Nine Months Ended September 30,		Revenue Contract to Date September 30,	Total Contract Orders Received to Date September 30,
Contract (1)	Expiration	2012	2011	2012	2011	2012	2012
Aviation Balancing Systems

$6.5 million U.S. Air Force Maintenance Contract	09/27/2014 (2)	$225	$333	$337	$536	$3,242	$3,242
$4.1 million U.S. Air Force Systems Contract	08/29/2015 (3)	$—	$—	$171	$—	$855	$855
$917 thousand U.S. Air Force Kit Contract	09/30/2014 (4)	$—	$—	$—	$—	$—	$769

__________________

(1) Contract values represent maximum potential values and may not be representative of actual results.

(2) Date represents expiration of contract, including all four potential option extensions.

(3) Date represents expiration of contract, including all four potential option extensions.

(4) Date represents expiration of contract, including two potential option extensions.

Cost of Product Revenue. Cost of product revenue in our Test and Measurement Instrumentation segment for the three months ended September 30, 2012 decreased by $241 thousand, or 28.0%, to $620 thousand in 2012 from $861 thousand in 2011 in conjunction with the aforementioned 53.4% decrease in product revenue.  Gross profit, as a percentage of product revenue, decreased to 42.7%, compared to 63.0% for the same period in 2011 due to the change in product mix, higher production overhead costs related to personnel additions and an increase to the inventory reserve to account for potentially obsolete/slow moving inventory.

Cost of product revenue in our Test and Measurement Instrumentation segment for the nine months ended September 30, 2012 decreased by $712 thousand, or 26.9%, to $1.9 million in 2012 from $2.7 million in 2011 in conjunction with the aforementioned 47.8% decrease in product revenue.  Gross profit, as a percentage of product revenue, decreased to 46.9%, compared to 62.2% for the same period in 2011 due to the change in product mix, higher production overhead costs related to personnel additions and an increase to the inventory reserve to account for potentially obsolete/slow moving inventory.

Unfunded Research and Product Development Expenses. Unfunded research and product development expenses in our Test and Measurement Instrumentation segment for the three months ended September 30, 2012 decreased by $3 thousand, or 0.8%, to $327 thousand in 2012 from $329 thousand in 2011. This decrease was due to lower external development costs, being partially offset by additional personnel costs.

Unfunded research and product development expenses in our Test and Measurement Instrumentation segment for the nine months ended September 30, 2012 increased by $110 thousand, or 11.9%, to $1.0 million in 2012 from $928 thousand in 2011.  This increase was due to additional personnel costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our Test and Measurement Instrumentation segment for the three months ended September 30, 2012 decreased by $56 thousand, or 10.6%, to $472 thousand in 2012 from $528 thousand in 2011.  This decrease is the result of reduced personnel costs.

Selling, general and administrative expenses in our Test and Measurement Instrumentation segment for the nine months ended September 30, 2012 decreased by $183 thousand, or 11.4%, to $1.4 million in 2012 from $1.6 million in 2011.  This decrease is the result of reduced personnel costs and sales commissions.

New Energy Segment

Funded Research and Development Revenue. There was no funded research and development revenue in our New Energy segment for the three months ended September 30, 2012 and September 30, 2011. The final billings for both the DOE and the New York State Energy Research and Development Authority (NYSERDA) grants were done in the first quarter of 2011 for approximately $6 thousand each, as the majority of work was finished in 2010. There are no active grants at this time.

There was no funded research and development revenue in our New Energy segment for the nine months ended September 30, 2012 compared to $13 thousand in the prior year. The final billings for both the DOE and the New York State Energy Research and Development Authority (NYSERDA) grants were done in the first quarter of 2011 for approximately $6 thousand each, as the majority of work was finished in 2010. There are no active grants at this time.

Information regarding our contracts included in funded research and development revenue is as follows:

(Dollars in thousands)
Contract	Expiration (1)	Revenue Nine Months Ended September 30, 2012	Revenue Nine Months Ended September 30, 2011	Revenue Contract to Date September 30, 2012

$2.99 million DOE (2)	3/31/2011	$—	$7	$2,994
$296 thousand NYSERDA	12/31/10	$—	$6	$296

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

Funded Research and Product Development Expenses. There was no funded research and product development expenses in our New Energy segment for the three months ended September 30, 2012 or September 30, 2011. There are no active grants at this time.

There was no funded research and product development expenses in our New Energy segment for the nine months ended September 30, 2012, compared to $25 thousand in 2011. There are no active grants at this time.

Unfunded Research and Product Development Expenses. There was no unfunded research and product development expenses in our New Energy segment for the three months ended September 30, 2012, compared to $42 thousand in 2011.  This decrease is attributable to the suspension of operations in late 2011, and no further research is being performed at this time.

There was unfunded research and product development income of $1 thousand in our New Energy segment for the nine months ended September 30, 2012, compared to unfunded research and product development expenses of $202 thousand in 2011.  This decrease is attributable to the suspension of operations in late 2011, and no further research is being performed at this time.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our New Energy segment decreased by $58 thousand to $41 thousand for the three months ended September 30, 2012, compared to $99 thousand in 2011.  This decrease is attributable to the suspension of operations in late 2011. Currently, MTI Micro has no employees and projects to spend between $5 and $10 thousand per month for operating activities including rent, preparing prototypes for customer demonstrations, limited sales efforts, patent fees to keep the patent portfolio current and minimal consultant costs to perform these initiatives.

Selling, general and administrative expenses in our New Energy segment decreased by $742 thousand to $137 thousand for the nine months ended September 30, 2012, compared to $879 thousand in 2011.  This decrease is attributable to the suspension of operations in late 2011 and future expected spending is noted above in the three month explanation.

Results of Consolidated Operations

Operating Loss. Operating loss for the three months ended September 30, 2012 was $1.2 million compared to $211 thousand in 2011. This increase in operating loss was a result of the factors noted above.

Operating loss for the nine months ended September 30, 2012 was $2.7 million compared to $717 thousand in 2011. This increase in operating loss was a result of the factors noted above.

Gain on Derivatives. We had no gain on derivatives for the three months ended September 30, 2012 and September 20, 2011. We had no gain on derivatives for the nine months ended September 30, 2012 compared to a gain on derivatives of $73 thousand in 2011. Gain on derivatives was the result of derivative treatment of the freestanding warrants issued to investors in conjunction with our December 2006 capital raise. These warrants expired on December 19, 2011.

Income Tax Benefit (Expense). Income tax expense for the three and nine months ended September 30, 2012 was $6 thousand. There was no income tax benefit (expense) for the three and nine months ended September 30, 2011. During the nine months ended September 30, 2012, our effective income tax rate was 0%. The projected annual effective tax rate is less than the Federal statutory rate of 35%, primarily due to the permanent difference related to the stock-based compensation expense for employees of MTI Micro who transferred to MTI. For the nine months ended September 30, 2011, our effective income tax rate was also 0%.  The difference between the annual effective tax rate and the Federal statutory rate was the result of the change in the valuation allowance and the gain on derivative. The valuation allowance against our deferred tax assets was approximately $19 million at September 30, 2012 and $20 million at December 31, 2011, respectively. This decrease was primarily the result of a one-time adjustment in the deferred tax asset related to stock compensation expense for options that have lapsed or been voluntarily surrendered to the Company.  We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowances on a quarterly basis.

Net Loss (Income) Attributed to Non-Controlling Interests (of MTI Micro). The net loss attributed to non-controlling interests for the three months ended September 30, 2012 was $36 thousand compared to $110 thousand in 2011. This is the result of net loss of MTI Micro of $69 thousand in 2012 compared to $213 thousand in 2011 as a result of the suspension of operations in late 2011 and the money received from the sales of certain surplus equipment on hand.

The net income attributed to non-controlling interests for the nine months ended September 30, 2012 was $10 thousand compared to a net loss of $664 thousand in 2011. This is the result of net income of MTI Micro of $19 thousand in 2012 compared to a net loss of MTI Micro of $1.3 million in 2011 as a result of the suspension of operations in late 2011 and the money received from the sales of certain surplus equipment on hand.

Net Loss Attributed to MTI. Net loss attributed to MTI for the three months ended September 30, 2012 was $1.1 million compared to $101 thousand for the same period in 2011. The increase in net loss attributed to MTI of $1.0 million is primarily attributed to a decrease of MTI Instruments net income of $1.1 million, a reduction of the net loss of MTI Micro of $144 thousand, and a reduction in the net loss attributed to non-controlling interests of $74 thousand. These are a result of the factors discussed above.

Net loss attributed to MTI for the nine months ended September 30, 2012 was $2.5 million compared to $4 thousand for the same period in 2011. The increase in net loss attributed to MTI of $2.5 million is primarily attributed to a decrease of MTI Instruments net income of $2.9 million, a reduction of the net loss of MTI Micro of $1.3 million, and a reduction in the net loss attributed to non-controlling interests of $674 thousand. These are a result of the factors discussed above.

Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Nine Months Ended	Nine Months Ended	Year Ended
	September 30,	September 30,	Dec 31,
	2012	2011	2011
Cash	$531	$1,586	$1,669
Working capital	876	2,190	3,142
Net (loss) income attributed to MTI	(2,540)	(4)	2,386
Net cash (used in) provided by operating activities	(1,269)	30	67
Purchase of property, plant and equipment	(12)	(125)	(175)

The Company has historically incurred significant losses, the majority stemming from the direct methanol fuel cell product development and commercialization programs of MTI Micro, and had a consolidated accumulated deficit of $122.6 million as of September 30, 2012.  During the nine months ended September 30, 2012, the Company generated a net loss attributed to MTI of $2.5 million and cash used in operating activities totaling $1.3 million, which included a $562 thousand build up of inventory.  As of September 30, 2012, the Company had approximately $531 thousand of cash available to fund future operations and working capital of approximately $876 thousand, a $2.3 million decrease from $3.1 million at December 31, 2011.  Subsequent to September 30, 2012, the Company utilized $100 thousand under the MTI Instruments line of credit to fund its operations.

During the third quarter of 2012, the Company implemented personnel reductions throughout the organization and scaled back on discretionary spending to reduce future cash burn.  However, in conjunction with the termination of Peng K. Lim as the Company’s Chief Executive Officer in September 2012, the Company may potentially be obligated over the next twelve months for severance payments related to Mr. Lim’s employment agreement.

While it cannot be assured, management believes that, due in part to our backlog at September 30, 2012 of $1.5 million, continued cost control initiatives, recent sales staff additions and projected inventory reduction, the Company will resume positive cash flows in 2013 to fund the Company’s operations for the foreseeable future.

Although MTI Micro continues to believe in the potential of its Mobion® based power solutions, operations have been suspended at MTI Micro until such time as market demand and other deciding factors, including obtaining additional external financing, the successful completion of customer trials, a new development program with a government agency, and/or a customer order, come to fruition. MTI Micro will continue to seek additional capital from external sources to resume operations and fund future development, if any.  If MTI Micro is unable to secure additional financing, a new development program or customer order, the MTI Micro Board of Directors will assess other options for MTI Micro, including the sale of MTI Micro’s intellectual property portfolio and/or remaining assets.

During the nine months ended September 30, 2012, cash used in operating activities was $1.3 million, consisting of a net loss of $2.5 million, non-cash expenses of $224 thousand (including $102 thousand for depreciation, $86 thousand for excess and obsolete inventory, and $164 thousand for stock based compensation partially offset by a $130 thousand gain on the disposal of equipment), and other changes in operating assets and liabilities of $1.0 million (primarily due to the $1.4 million decrease in accounts receivable and the $562 thousand build up of inventory from the prior year end). Cash provided by investing activities for the nine months ended September 30, 2012 was $131 thousand. There were no outstanding commitments for capital expenditures as of September 30, 2012. There was no cash provided by financing activities for the nine months ended September 30, 2012.

As of September 30, 2012, we had approximately $531 thousand of cash available to fund future operations. During the nine months ended September 30, 2012, our results of operations resulted in a net loss attributed to MTI of $2.5 million and cash used in operating activities totaling $1.3 million. We expect to continue funding our operations from current cash, our projected 2012 cash flow pursuant to management’s current plan, and additional draw downs from our existing line of credit. We may also seek to supplement our resources through the sales of assets, including our investment in MTI Micro.  Besides the line of credit at MTI Instruments, we have no other commitments for funding future needs of the organization at this time and such additional financing during 2012 may not be available to us on acceptable terms, if at all.

Line of Credit

On September 20, 2011, MTI Instruments entered into a working capital line of credit with First Niagara Bank, N.A.  Pursuant to the Demand Grid Note, MTI Instruments may borrow from time to time up to $400 thousand to support its working capital needs. The note is payable upon demand, and the interest rate on the note is equal to the prime rate with a floor of 4.0% per annum. The note is secured by a lien on all of the assets of MTI Instruments and is guaranteed by the Company. The line of credit was renewed on May 7, 2012. The line of credit is subject to a review date of June 30, 2013. Under the line of credit, MTI Instruments is required to hold a line balance of $0 for 30 consecutive days out during each consecutive year.  As of September 30, 2012 and December 31, 2011 there were no amounts outstanding under the line of credit.  Subsequent to September 30, 2012, the Company utilized $100 thousand under the MTI Instruments line of credit to fund its operations.

Backlog, Inventory and Accounts Receivable

At September 30, 2012, our order backlog was $1.5 million compared to $861 thousand at December 31, 2011 due to the new Air Force contract for kits which was received during the second quarter and is expected to ship during the fourth quarter of 2012.

Our inventory turnover ratios and accounts receivable days outstanding for the trailing twelve month periods and their changes at September 30, 2012 and 2011 are as follows:

	2012	2011	Change
Inventory turnover	2.4	4.1	(1.7)
Average accounts receivable days outstanding	43	42	1

The decrease in inventory turns is due to a 23% increase in average inventory balances, driven by production based on forecasted sales schedules, combining with 28% lower sales volume during the comparable periods.

The average accounts receivable days outstanding for the last twelve months increased one day due to the recent product mix, now consisting of a higher percentage of international sales which have slightly longer payment cycles.

For the nine months ended September 30, 2012, net cash used in operating activities was $1.3 million, which included a $562 thousand build up of inventory as compared with cash provided by operating activities of $30 thousand for the nine months ended September 30, 2011.  This cash decrease of $1.3 million was primarily driven by the increase in net loss as well as the timing of cash payments and receipts associated with prior quarter billings.

There were $12 thousand in capital expenditures during the nine months ended September 30, 2012, compared with $125 thousand in the same period for 2011. There were no outstanding commitments for capital expenditures as of September 30, 2012. As production levels rise at MTI Instruments, additional capital equipment may be required in the foreseeable future. We expect to finance any such potential future expenditures with our current cash position or borrowings under MTI Instruments’ existing line of credit.

Off-Balance Sheet Arrangements

There were no off balance sheet arrangements.

Contractual Payment Obligations

We have entered into various agreements with non-cancelable terms that result in contractual payment obligations in future years. These contracts include manufacturing, laboratory and office facility lease agreements as well as purchase commitments for general operations of the Company. The following table summarizes cash payments that we are committed to make under the existing terms of contracts to which we are a party as of September 30, 2012. This table does not include contingencies.

	Less			More
Contractual Payment Obligations	Than 1	1-3	3-5	Than 5
(in thousands)	Year	Years	Years	Years	Total
Operating lease obligations	$8	$574	$48	$—	$630
Purchase obligations	299	—	—	—	299
Total Contractual Payment Obligations	$307	$574	$48	$—	$929

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

Our deposits are primarily in cash and deposited in commercial banks and investment companies. The Company has cash deposits in excess of federally insured limits.  The amount of such deposits is essentially all cash at September 30, 2012.

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
  potential obligations under our former CEO’s employee agreements, if it is determined that the former CEO is entitled to bonuses regardless of whether the 2012 performance criteria are satisfied;
  our inability to develop and utilize new technologies that address the needs of our customers;
  intense competition in the instrumentation business;
  our history of recurring net losses and the risk of continued net losses;
  the impact of future exchange rate fluctuations;
  the uncertainty of the U.S. global economy;
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

Item 4. Controls and Procedures

The certifications of our Acting Chief Executive Officer and Chief Financial Officer attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certifications, information concerning our disclosure controls and procedures and internal control over financial reporting. Such certifications should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certifications.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Acting Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of MTI’s disclosure controls and procedures as of September 30, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2012, our Acting Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We currently derive all of our product revenue from our test and measurement instrumentation business, which has experienced a decline in sales during 2012.

Our test and measurement instrumentation business is subject to a number of risks, including the following:

  a continued slow down or cancellation of sales to the military as a result of a potential redeployment of governmental funding;
  the Company may not be able to maintain, improve, or expand its direct and indirect channels of distribution;
  a failure to expand or maintain the business as a result of competition, a lack of brand awareness, or market saturation; and
  an inability to launch new products as a result of intensive competition, uncertainty of new technology development, or limited or unavailable resources to fund development.

In addition, our test and measurement instrumentation products can be sold in quantity to a relatively few number of customers, resulting in a customer concentration risk. After having a record setting revenue year in 2011, MTI Instruments has experienced a significant decline in sales to date in 2012. The further loss of any significant portion of such customers or a material adverse change in the financial condition of any one of these customers could have a material adverse effect on our business and our ability to generate the cash needed to operate our business.

Historically, we have incurred net losses as a result of MTI Micro. Despite the suspension of MTI Micro’s operations in late 2011, there can be no assurance that there will be adequate resources to fund our future operations.

For the nine months ended September 30, 2012, the Company had a net loss of $2.5 million. For the year ended December 31, 2011, the Company generated net income of $2.4 million primarily attributable to the reversal of a portion of the deferred tax asset’s valuation reserve of $1.5 million, representing the portion of its deferred tax asset that management has estimated is more likely than not to be realized, and MTI Instrument’s strong performance in 2011. Prior to 2011, the Company had incurred recurring net losses, including net losses of $1.8 million in 2010, and $3.1 million in 2009. As a result of historic operating losses, the Company had an accumulated deficit of approximately $122.6 million as of September 30, 2012. MTI Micro suspended its operations at the end of 2011 and, therefore, expects to incur minimal ongoing operating expenses for the foreseeable future.

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

As of September 30, 2012, it is estimated that MTI has net operating loss (NOL) carryforwards of approximately $52.9 million and MTI Micro has NOL carryforwards of approximately $16.6 million. As a result of the conversion of the bridge notes in December 2009, MTI no longer maintained an 80% or greater ownership in MTI Micro. Thus, MTI Micro is no longer included in Mechanical Technology, Incorporated and Subsidiaries' consolidated federal and combined New York State tax returns, effective December 9, 2009.  Pursuant to the Internal Revenue Service's consolidated tax return regulations (IRS Regulation Section 1.1502-36), upon MTI Micro leaving the Mechanical Technology, Incorporated and Subsidiaries’ consolidated group, MTI elected to reduce a portion of its stock tax basis in MTI Micro by "reattributing" a portion of MTI Micro's NOL carryforwards to MTI, for an amount equivalent to its built-in loss amount in MTI's investment in MTI Micro's stock. As the result of MTI making this election with its December 31, 2009 tax return, MTI reattributed approximately $45.2 million of MTI Micro's NOLs (reducing its tax basis in MTI Micro's stock by the same amount), leaving MTI Micro with approximately $13 million of separate company NOL carryforwards at the time of conversion of the Bridge Notes.

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

As of September 30, 2012, we owned approximately 47.6% of MTI Micro’s Common Stock issued. Between September 2008 and September 2011, MTI Micro entered into numerous debt and equity financings with third parties, primarily, Dr. Walter L. Robb, a member of the Company’s and MTI Micro’s boards of directors, and Counter Point Ventures Fund II, LP (Counter Point). Counter Point is a venture capital fund sponsored and managed by Dr. Robb. After these series of transactions, MTI now holds an aggregate of approximately 47.6% of the outstanding common stock of MTI Micro or 53.3% of the outstanding common stock and warrants issued of MTI Micro, and Dr. Robb and Counter Point hold approximately 5.1% and 45.2%, respectively of the outstanding common stock of MTI Micro or 4.3% and 40.3%, respectively of the outstanding common stock and warrants issued of MTI Micro. Since no entity of the related parties has power but, as a group, the Company and its related parties have the power, then the party within the related party group that is most closely associated with the VIE, MTI Micro, is the primary beneficiary. Even though Dr. Robb and Counterpoint combined control a majority of the outstanding common stock, and they have the ability to elect the directors of MTI Micro and decide whether to continue to seek business opportunities for MTI Micro or instead seek opportunities to sell the intellectual property, they have not elected to do so.  The Company continues to oversee the day to day operations, exercise management decision making, seek opportunities to sell intellectual properties, and have a vested interest in the commercialization of MTI Micro’s fuel cell technology.  Since inception in 2001, the Company has made the largest investment and been the principal funder of MTI Micro.  The Company has also been exposed to losses and has the ability to benefit from MTI Micro.  Considering the facts and circumstances, management believes the Company is most closely associated with the VIE, MTI Micro, and therefore, it is the primary beneficiary of MTI Micro.  Should there be a change in the facts and circumstances (such as a change in governance or a change to the related party group) management will reassess whether they act as the primary beneficiary and should continue to include MTI Micro in the Company’s consolidated results of operations.

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

There is no guarantee that resources will be available to MTI Micro on terms acceptable to it, or at all, or that such resources will be received in a timely manner, if at all, or that MTI Micro will be able to resume operations or reduce its expenditure run-rate further.  MTI Micro had cash and cash equivalents of $149 thousand as of September 30, 2012. Since 2008, MTI Micro has raised $5.4 million in external debt and equity financing. At the end of 2011, MTI Micro suspended its operations while additional necessary funding is being pursued. If MTI Micro raises additional funds by issuing equity securities, MTI Micro’s stockholders, including MTI, will experience further dilution. Additional debt financing, if available, may involve restrictive covenants. There is no assurance that funds raised in any future debt financing or additional equity financing arrangements will be sufficient, that the financing will be available on terms favorable to MTI Micro or to existing stockholders and at such times as required, or that MTI Micro will be able to obtain the additional financing required to resume the operation of its business. If MTI Micro raises additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to MTI Micro’s technologies or its products, or grant licenses on terms that are not favorable to MTI Micro. If MTI Micro is unable to secure additional financing, MTI Micro could be forced to sell assets at unfavorable prices; or merge, consolidate, or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.           Defaults Upon Senior Securities

None

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

None

Item 6.           Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Kevin G. Lynch
31.2	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Frederick W. Jones
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Kevin G. Lynch
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Frederick W. Jones
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

All other exhibits for which no other filing information is given are filed herewith.

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text: (i) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011; (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2012 and 2011; (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2012 and 2011; and (iv) related notes, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T this data is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mechanical Technology, Incorporated
Date: November 8, 2012	By:	/S/ KEVIN G. LYNCH
Kevin G. Lynch Acting Chief Executive Officer
	By:	/S/ FREDERICK W. JONES
Frederick W. Jones Chief Financial Officer
30