Form 10-K
period 2012-12-31
MECHANICAL TECHNOLOGY INC
filed 2013-03-21
CIK 64463

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

x	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012
OR
o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____TO _____

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

Common Stock

($0.01 par value)

Title of Class

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer☐	Accelerated Filer☐	Non-Accelerated Filer☐(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2012 (based on the last sale price of $0.35 per share for such stock reported on the over-the-counter market for that date) was $1,573,807.

As of March 15, 2013, the Registrant had 5,256,883 shares of common stock outstanding.

Documents incorporated by reference: Portions of the registrant’s Proxy Statement for its 2013 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

Mechanical Technology, Incorporated, (MTI or the Company), a New York corporation, was incorporated in 1961. MTI operates in two segments: the Test and Measurement Instrumentation segment, which is conducted through MTI Instruments, Inc. (MTI Instruments), a wholly-owned subsidiary, and the New Energy segment, which is conducted through MTI MicroFuel Cells, Inc. (MTI Micro), a variable interest entity (VIE) as of December 31, 2012.

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

MTI Micro was incorporated in Delaware on March 26, 2001, and, until its operations were suspended in late 2011, had been developing Mobion®, a handheld energy-generating device to replace current lithium-ion and similar rechargeable battery systems in many handheld electronic devices for the military and consumer markets. Although MTI Micro continues to believe in the potential of its Mobion® based power solutions, operations continue to remain suspended at MTI Micro until such time as market demand and other deciding factors, including obtaining additional external financing, the successful completion of customer trials, a new development program with a government agency, and/or a customer order come to fruition. MTI Micro will continue to seek additional capital from external sources to resume operations and fund future development, if any. If MTI Micro is unable to secure additional financing, a new development program or customer order, the MTI Micro Board of Directors will assess other options for MTI Micro including the sale of its intellectual property portfolio and/or remaining assets. As of December 31, 2012, the Company owned approximately 47.6% of MTI Micro’s outstanding common stock.

The Test and Measurement Instrumentation Segment

MTI Instruments is a worldwide supplier of metrology, portable balancing equipment and inspection systems. Our products use technology to solve complex real world applications in numerous industries including automotive, semiconductor, solar cell manufacturing, material testing, commercial and military aviation and data storage. We are continuously working on ways to expand our sales reach, including expanded sales coverage throughout Europe and Asia, as well as a focus on internet marketing.

Selected MTI Instruments products

Products

Our test and measurement segment has three product groups: Precision Instruments, Semiconductor and Solar Metrology Systems and Balancing Systems. Our products consist of electronic, computerized gauging instruments for position, displacement and vibration applications for the design, manufacturing/production and test and research markets; metrology tools for wafer characterization of semiconductor and solar wafers; tensile stage systems for materials testing in research and industrial settings; and engine balancing and vibration analysis systems for both military and commercial aircraft.

Precision Instruments: The Precision Instruments group employs capacitance, laser and fiber optic technologies to make nano-accurate measurements including displacement, position, vibration and dimension. These advanced sensing and physical measurement technologies are used to produce products that range from basic sensors to complete, fully integrated measurement systems.

Listed below are selected MTI Instruments’ Precision Instruments product offerings and technologies:

Product	Description
Accumeasure Series	Ultra-high precision capacitive boards & systems offering nanotechnology accuracy.
Microtrak 3	Single spot laser sensor equipped with the latest complementary metal oxide semiconductor (CMOS) sensor technology with higher sensitivity than previous generation.	NEW PRODUCT
Microtrak PRO-2D	2D laser triangulation scanners that provide profile, displacement, and 3D images.
MTII/Fullam Tensile Stages	Miniature tensile testers for use inside scanning electron and other microscopes.
MTI-2100 Fotonic Sensor Series	Fiber-optic based vibration sensor systems with high frequency response.

Semiconductor and Solar Metrology Systems: Our family of wafer metrology systems includes manual and semi-automated systems which test key wafer characteristics critical to producing integrated circuits.  Primarily used in quality control applications, these systems provide highly precise measurements of thickness variation, bow, warp, resistivity, and flatness. These systems can be used on substrates varying widely in size and materials.  In addition to MTI Instrument’s push/pull capacitance probe technology, we expanded our line of products to include offerings for the solar industry, including the measurement of solar wafer thickness.

Listed below are MTI Instruments’ Semiconductor and Solar Metrology Systems product offerings and technologies:

Product	Description
Proforma 200SA/300SA	Semi-automated, non-contact full wafer surface scanning system for thickness, total thickness variation (TTV), bow, warp, site and global flatness.
Proforma 300	Manual, non-contact measurement of wafer thickness, TTV and bow.
PV 1000	In process tool for measuring thickness and bow of solar wafers

Balancing Systems: The computer-based portable balancing systems (PBS) products automatically collect and record aircraft engine vibration data, identify vibration or balance trouble in an engine, and calculate a solution to the problem.  These units are used by major aircraft engine manufacturers and are also used by the U.S. Air Force, other military and commercial airlines, and gas turbine manufacturers.

Our aviation balancing systems products include vibration analysis and engine trim balance instruments and accessories for commercial and military jets.  These products are designed to quickly pinpoint engine problems and eliminate unnecessary engine removals.

Listed below are selected MTI Instruments’ Balancing Systems product offerings and technologies:

Product	Description
PBS-4100+ Portable Balancing System	Detects engine vibration and a trim balance problem and provides a solution.

PBS-4100R Test Cell Vibration Analysis & Trim Balance System	Advanced trim balancing and diagnostics for engine test cells.

TSC-4800A Tachometer Signal Conditioner	Tachometer signal conditioner detects and conditions signals for monitoring, measuring, and indicating engine speeds.

1510A Calibrator	National Institute of Standards and Technology (NIST) traceable signal generator that outputs voltage signals useful to test and calibrate electronic equipment.

Marketing and Sales

We market our products and services using channels of distribution specific to each of our product groups and customer base.  The precision instruments group markets its products through a combination of manufacturer representatives in the United States and distributors overseas.  The semiconductor and solar metrology systems group markets its products directly to end customers in the United States and internationally through distributors, while the aviation balancing systems group primarily sells direct to the end user.

To supplement these efforts, the company utilizes both commercial and industrial search engines, targeted newsletters and trade shows to identify and expand its customer base.

Comparisons of sales by class of products of MTI Instrument’s sales are shown below for the years ended December 31:

	2012		2011
(Dollars in thousands)	Sales	%	Sales	%
Balancing Systems	$ 2,508	42.5%	$ 5,359	52.1%
Precision Instruments	2,813	47.7	3,983	38.8
Semiconductor and Solar Metrology	579	9.8	938	9.1
Total	$ 5,900	100.0%	$ 10,280	100.0%

Product Development and Manufacturing

MTI Instruments conducts research and develops technology to support its existing products and develop new ones.  Management believes that MTI Instruments’ success depends to a large extent upon innovation, technological expertise, new product development and identifying special market strengths.

In the precision instruments area, during the fourth quarter of 2012, MTI Instruments launched the Microtrak 3 family of single spot laser sensors equipped with the latest CMOS sensor technology for better performance than previous products.

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

Significant Customers

MTI Instruments’ largest customer is the U.S. Air Force. We also have strong relationships with companies in the electronics, aircraft, aerospace, automotive, semiconductor and research industries.  In 2012, the U.S. Air Force accounted for $1.3 million or 22.3% of product revenues, and in 2011, it accounted for $2.3 million or 22.4% of product revenues. The largest commercial customer in 2012 was an Asian distributor, who accounted for $406 thousand or 6.9% of total product revenues in 2012. The largest commercial customer in 2011 was an Asian distributor, who accounted for $1.1 million or 10.7% of total product revenues in 2011.

Competition

We are subject to competition from several companies, substantially all of which are larger than MTI Instruments. MTI Instruments’ competitors include Chadwick-Helmuth Company, Inc., ACES Systems, Micro-Epsilon, Microsense, Keyence Corporation, KLA-Tencor, Sigma Tech Corporation, and E+H Eichhorn+Hausmann GmbH.

The primary competitive considerations in MTI Instruments’ markets are product quality, performance, price, timely delivery, and the ability to identify, pursue and obtain new customers.  MTI Instruments believes that its employees, product development skills, sales and marketing systems and reputation are competitive advantages.

The New Energy Segment

Demand for portable electronics that offer an enhanced experience, including the ability to communicate any time and anywhere, have effectively enabled the creation of an “always-on” environment independent of location. This trend towards increased functionality in portable electronic devices has led to a “power gap” in which the disparity between a device’s power supply, typically a rechargeable lithium-ion battery, and its power need is growing. This power gap leads to a need for the end user to plug in their devices to the electrical grid more frequently, which limits the ability to use these electronic devices where and when needed.

Until its operations were suspended in late 2011, MTI Micro had been developing an off-the-grid power solution for various portable electronic devices to address this power gap. Our patented proprietary direct methanol fuel cell (DMFC) technology platform, called Mobion®, converts methanol fuel to usable electricity capable of providing continuous power as long as necessary fuel flows are maintained. Our proprietary fuel cell power solution consists of two primary components integrated into an easily manufactured device: the DMFC power engine, which we refer to as our Mobion® Chip, and methanol fuel cartridges. Our current Mobion® Chip is small enough to fit in the palm of one’s hand. The methanol used by the technology is fully biodegradable.

MTI Micro relies on a combination of patents (both national and international), trade secrets, trademarks and copyrights to protect its intellectual property. Our strategy is to apply for patent protection for all significant design requirements. We also enter into standard confidentiality agreements with our employees, consultants, vendors, partners and potential customers and seek to control access to and distribution of our proprietary information. We have developed a portfolio of patent applications in areas including fuel cell systems, fuel refill and packaging, fuel, components, manufacturing processes, and system packaging. The issued patents expire between 2020 and 2027. Even with these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization or to develop similar technology independently.  In addition, effective patent and trade secret protection may be unavailable or limited in certain foreign countries.

Although MTI Micro continues to believe in the potential of its Mobion® based power solutions, operations have been suspended since late 2011 at MTI Micro until such time as market demand and other deciding factors, including obtaining additional external financing, the successful completion of customer trials, a new development program with a government agency, and/or a customer order, come to fruition.  MTI Micro will continue to seek additional capital from external sources to resume operations and fund future development, if any.  If MTI Micro is unable to secure additional financing, a new development program or customer order, the MTI Micro board of directors will assess other options for MTI Micro, including the sale of its intellectual property portfolio and/or remaining assets.

Research and Development

MTI Instruments conducts research and develops technology to support its existing products and develop new products.  Management believes that the success of MTI Instruments depends to a large extent upon innovation, technological expertise and new product development.

MTI has incurred research and development costs of approximately $1.4 million and $1.5 million, which is primarily related to MTI Instruments, for the years ended December 31, 2012 and 2011, respectively. We expect to continue to invest in research and development in the future in our MTI Instruments segment.

Employees

As of December 31, 2012, we had 33 employees including 30 full-time employees.

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

Item 1A: Risk Factors

Factors Affecting Future Results

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements contained, or incorporated by reference, in this Annual Report on Form 10-K that are not statements of historical fact may be forward-looking statements. When we use the words “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” “should,” “could,” “may,” “will” and similar words or phrases, we are identifying forward-looking statements. Forward-looking statements involve risks, uncertainties, estimates and assumptions which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. These factors include, among others:

  our inability to achieve profitability and improve liquidity;
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
  our inability to build and maintain relationships with our customers;
  our inability to develop and utilize new technologies that address the needs of our customers;
  intense competition in the instrumentation business;
  the cyclical nature of the electronics industry;
  significant periodic and seasonal quarterly fluctuations in our results of operations;
  the uncertainty of the U.S. and global economy;
  the impact of future exchange rate fluctuations;
  failure of our strategic alliances to achieve their objectives or perform as contemplated and the risk of cancellation or early termination of such alliance by either party;
  the loss of services of one or more of our key employees or the inability to hire, train, and retain key personnel;
  the historical volatility of our stock price;
  risks related to protection and infringement of intellectual property;
  product liability or defects;
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
  MTI Micro’s need to raise additional financing; and
  other factors discussed under the heading “Risk Factors” below.

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

We incurred a significant loss during 2012 and if we continue to incur losses it will have a material adverse effect on our business plans, liquidity, results of operations and financial condition.

During the year ended December 31, 2012, we incurred a net loss of $2.1 million. In order to achieve profitability and improve liquidity, we must successfully achieve all or some combination of the following: increasing sales, developing new products, controlling operating expenses, managing our cash flows, achieving our targeted cost savings and efficiencies from prior cost reduction initiatives, improving operational efficiency and estimating and projecting accurately our liquidity and capital resources. In Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management’s Plan, Liquidity and Capital Resources in this Annual Report on Form 10-K, we make estimates regarding our cash flow, results of operations and ability to access our existing line of credit at MTI Instruments for the year ending December 31, 2013. If our cash flow, results of operations or ability to borrow under our line of credit are less favorable than we have estimated, we may not be able to make all of our planned operating or capital expenditures or fully execute all of our other plans. Our financial success depends in part on management’s ability to execute our growth strategy. We expect that we will depend primarily on cash generated by our operations for funds to pay our expenses and any amounts due under our credit facility and any other indebtedness we may incur. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flows from operations in the future and our currently anticipated growth in revenues and cash flows may not be realized, either or both of which could result in our being unable to repay indebtedness or to fund other liquidity needs. If we do not have enough money, we may be required to sell assets or borrow money, in each case on terms that may not be acceptable to us. In addition, the terms of existing or future debt agreements, including our existing line of credit, may restrict us from adopting any of these alternatives. In addition, any significant levels of indebtedness in the future could place us at a competitive disadvantage compared to our competitors that may have access to additional resources or proportionately less debt and could make us more vulnerable to economic downturns and adverse developments in our business. Any further continued loss incurred by the Company could have a material adverse effect on our business and our ability to generate the cash needed to operate our business. Even if we do achieve profitability, we may be unable to sustain or increase our profitability in the future. Failure to continue to implement these initiatives successfully, or the failure of such initiatives to result in improved profitability, could have a material adverse effect on our business plans, liquidity, results of operations and financial condition and may result in a further downsize to the business.

We currently derive all of our product revenue from our test and measurement instrumentation business, which experienced a significant decline in sales during 2012.

Our test and measurement instrumentation business is subject to a number of risks, including the following:

  a continued slow down or cancellation of sales to the military as a result of a potential redeployment, or sequestration, of governmental funding;
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

In addition, our test and measurement instrumentation products can be sold in quantity for short term projects to a relatively few number of customers, resulting in a customer concentration risk. After having record revenue in 2011, MTI Instruments experienced a significant decline in sales in 2012. The further loss of any significant portion of such customers or a material adverse change in the financial condition of any one of these customers could have a material adverse effect on our business and our ability to generate the cash needed to operate our business.

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

The electronic, semiconductor, solar, automotive and general instrumentation industries are subject to constant technological change. Our future success will depend on our ability to respond appropriately to changing technologies and changes in product function and quality. If we rely on products and technologies that are not attractive to end users, we may not be successful in capturing or retaining market share. Technological advances, the introduction of new products, and new design techniques could adversely affect our business prospects unless we are able to adapt to the changing conditions. Technological advances could render our products obsolete, and we may not be able to respond effectively to the technological requirements of evolving markets. As a result, we will be required to expend substantial funds for and commit significant resources to:

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

Our research and development efforts with respect to our technologies may not result in customer or market acceptance. Some or all of those technologies may not successfully make the transition from the research and development lab to cost-effective production as a result of technology problems, competitive cost issues, yield problems, and other factors. Even when we successfully complete a research and development effort with respect to a particular technology, our customers may decide not to introduce or may discontinue products utilizing the technology for a variety of reasons, including the following:

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

The electronics industry has experienced significant economic downturns at various times. These downturns are characterized by diminished product demand, accelerated erosion of average selling prices, and production overcapacity. We will seek to reduce our exposure to industry downturns by providing design and production services for leading companies in rapidly expanding industry segments. We may, however, experience substantial period-to-period fluctuations in future operating results because of general industry conditions or events occurring in the general economy.

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

International sales risks could adversely affect our operating results. Furthermore, our operating results could be adversely affected by fluctuations in the value of the U.S. dollar against foreign currencies.

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

We transact our business in U.S. dollars and bill and collect our sales in U.S. dollars. In 2012, approximately 37.6% of our revenue was from customers outside of the United States. A weakening of the dollar could cause our overseas vendors to require renegotiation of either the prices or currency we pay for their goods and services. Similarly, a strengthening of the dollar could cause our products to be more expensive for our international customers, which could cause the demand for our products and our revenue to decline.

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

Continuing uncertainty of the U.S. and global economy may have serious implications for the growth and stability of our business and may negatively affect our stock price.

The revenue growth and profitability of our business will depend significantly on the overall demand for test and measurement instrumentations as well as electronic devices. Softening demand in these markets caused by ongoing economic uncertainty may result in decreased revenue or earnings levels. The U.S. and global economy has been historically cyclical and market conditions continue to be challenging, which has resulted in individuals and companies delaying or reducing expenditures. Further delays or reductions in spending could have a material adverse effect on demand for our products, and consequently on our business, financial condition, results of operations, prospects, stock price, and ability to continue to operate.

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

In April 2009, we voluntarily delisted our common stock from the NASDAQ Stock Market to reduce expenses and to avoid a likely involuntary delisting for failure to comply with the continued listing requirements.  Our common stock is currently quoted on the over-the-counter market on the over-the-counter bulletin board (OTCBB) under the symbol “MKTY.”  As a result of the delisting, the liquidity in our stock has decreased, which adversely affected the price of our stock, which may make it more difficult for you to trade in our stock. Consequently, the liquidity of our common stock is impaired, not only in the number of shares that are bought and sold, but also through delays in the timing of transactions, and coverage by security analysts and the news media, if any, of our company. As a result, prices for shares of our common stock may be lower than might otherwise prevail if our common stock was quoted and traded on NASDAQ or a national securities exchange.

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

As of December 31, 2012, it is estimated that MTI has net operating loss (NOL) carryforwards of approximately $52.4 million and MTI Micro has NOL carryforwards of approximately $16.7 million. As a result of the conversion of the bridge notes in December 2009, MTI no longer maintained an 80% or greater ownership in MTI Micro. Thus, MTI Micro is no longer included in Mechanical Technology, Incorporated and Subsidiaries' consolidated federal and combined New York State tax returns, effective December 9, 2009.  Pursuant to the Internal Revenue Service's consolidated tax return regulations (IRS Regulation Section 1.1502-36), upon MTI Micro leaving the Mechanical Technology, Incorporated and Subsidiaries’ consolidated group, MTI elected to reduce a portion of its stock tax basis in MTI Micro by "reattributing" a portion of MTI Micro's NOL carryforwards to MTI, for an amount equivalent to its built-in loss amount in MTI's investment in MTI Micro's stock. As the result of MTI making this election with its December 31, 2009 tax return, MTI reattributed approximately $45.2 million of MTI Micro's NOLs (reducing its tax basis in MTI Micro's stock by the same amount), leaving MTI Micro with approximately $13 million of separate company NOL carryforwards at the time of conversion of the Bridge Notes.

The Company and its subsidiaries have undergone a formal Section 382 study. A corporation generally undergoes an “ownership change” when the ownership of its stock, by value, changes by more than 50 percentage points over any three-year testing period. In the event of an ownership change, Section 382 of the Internal Revenue Code of 1986 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change NOL carryforwards and certain recognized built-in losses. As a result of MTI Micro’s issuance of stock between 2009 and 2011, MTI Micro had experienced a Section 382 ownership change, which reduced their NOLs by an estimated $14.6 million.

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

As of December 31, 2012, we owned approximately 47.6% of MTI Micro’s Common Stock issued. Between September 2008 and September 2011, MTI Micro entered into numerous debt and equity financings with third parties, primarily, Dr. Walter L. Robb, a member of the Company’s and MTI Micro’s boards of directors, and Counter Point Ventures Fund II, LP (Counter Point). Counter Point is a venture capital fund sponsored and managed by Dr. Robb. After these series of transactions, MTI now holds an aggregate of approximately 47.6% of the outstanding common stock of MTI Micro or 53.3% of the outstanding common stock and warrants issued of MTI Micro, and Dr. Robb and Counter Point hold approximately 5.1% and 45.2%, respectively of the outstanding common stock of MTI Micro or 4.3% and 40.3%, respectively of the outstanding common stock and warrants issued of MTI Micro. Since no entity of the related parties has power but, as a group, the Company and its related parties have the power, then the party within the related party group that is most closely associated with the VIE, MTI Micro, is the primary beneficiary. Even though Dr. Robb and Counterpoint combined control a majority of the outstanding common stock, and they have the ability to elect the directors of MTI Micro and decide whether to continue to seek business opportunities for MTI Micro or instead seek opportunities to sell the intellectual property, they have not elected to do so.  The Company continues to oversee the day to day operations, exercise management decision making, seek opportunities to sell intellectual properties, and have a vested interest in the commercialization of MTI Micro’s fuel cell technology.  Since inception in 2001, the Company has made the largest investment and been the principal funder of MTI Micro.  The Company has also been exposed to losses and has the ability to benefit from MTI Micro.  Considering the facts and circumstances, management believes the Company is most closely associated with the VIE, MTI Micro, and therefore, it is the primary beneficiary of MTI Micro.  Should there be a change in the facts and circumstances (such as a change in governance or a change to the related party group) management will reassess whether they act as the primary beneficiary and should continue to include MTI Micro in the Company’s consolidated results of operations.

MTI Micro currently does not have sufficient funds to commercialize its portable power source products.

In order to resume operations and continue full commercialization of its micro fuel cell solution, MTI Micro will need to do one or more of the following to raise additional resources, or reduce its cash requirements:

  obtain government grants or private funding of its direct methanol fuel cell research, development, manufacturing readiness and commercialization;

  receive a purchase order from government agencies or OEM’s; or

  secure additional debt or equity financing.

There is no guarantee that resources will be available to MTI Micro on terms acceptable to it, or at all, or that such resources will be received in a timely manner, if at all, or that MTI Micro will be able to resume operations or reduce its expenditure run-rate further.  MTI Micro had cash and cash equivalents of $100 thousand as of December 31, 2012. Since 2008, MTI Micro has raised $5.4 million in external debt and equity financing. At the end of 2011, MTI Micro suspended its operations while additional necessary funding is being pursued. If MTI Micro raises additional funds by issuing equity securities, MTI Micro’s stockholders, including MTI, will experience further dilution. Additional debt financing, if available, may involve restrictive covenants. There is no assurance that funds raised in any future debt financing or additional equity financing arrangements will be sufficient, that the financing will be available on terms favorable to MTI Micro or to existing stockholders and at such times as required, or that MTI Micro will be able to obtain the additional financing required to resume the operation of its business. If MTI Micro raises additional funds through collaboration and licensing arrangements with third parties, it may be necessary to relinquish some rights to MTI Micro’s technologies or its products, or grant licenses on terms that are not favorable to MTI Micro. If MTI Micro is unable to secure additional financing, MTI Micro could be forced to sell assets at unfavorable prices; or merge, consolidate, or combine with a company with greater financial resources in a transaction that may be unfavorable to us.

Item 1B: Unresolved Staff Comments

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10 (f)(1) of Regulation S-K.  As such, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information required under this Item.

Item 2: Properties

We lease office, manufacturing and research and development space in the following locations:

			Approximate Number of
Location	Segment	Primary Use	Square Feet	Lease Expiration
Albany, NY	Test and Measurement	Corporate headquarters, manufacturing,	17,400	November 2014
	Instrumentation	office and sales
Albany, NY	New Energy	Office and research and development	2,400	June 2013

We believe our facilities are generally well maintained and adequate for our current needs and for expansion, if required.

Item 3: Legal Proceedings

In January 2013, an action has been commenced and is pending in the State of New York Supreme Court in Albany County upon a complaint of the plaintiff, Berkshire Bank, against Kingfisher, LLC; Edward L. Hoe, Jr.; Mechanical Technology, Incorporated; MTI MicroFuel Cells Inc.; Xcelaero Corporation; Regional Emergency Medical Services Council of the Hudson-Mohawk Valleys, Inc.; Inverters Unlimited Inc.; and John Doe No. 1 through John Doe No. 15 (the named defendants) for the foreclosure of the mortgaged premises located at 431 New Karner Road, Town of Colonie, County of Albany, New York. The Company and MTI Micro are named party defendants to this action by virtue of their possession of a portion of the mortgaged premises, and the fact that they have, or claim to have, a leasehold or other possessory interest in a portion of the mortgaged premises. Accordingly, while there continues to be on-going discussions between the parties, we believe that it is too early to determine (i) whether there is likely exposure to an adverse outcome and (ii) whether or not the probability of an adverse outcome is more than remote.

At any point in time, we may be involved in various lawsuits or other legal proceedings. Such lawsuits could arise from the sale of products or services or from other matters relating to its regular business activities, compliance with various governmental regulations and requirements, or other transactions or circumstances. We do not believe there are any such additional proceedings presently pending which could have a material adverse effect on our financial condition.

Item 4: Mine Safety Disclosure

Not applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)

Market Information

Our common stock is traded on the OTCBB markets under the symbol “MKTY”. The following table sets forth the high and low sale prices of our common stock as reported for the periods indicated:

	High	Low
Fiscal Year Ended December 31, 2012
First Quarter	$.74	$.11
Second Quarter	.58	.11
Third Quarter	.39	.11
Fourth Quarter	.37	.17

Fiscal Year Ended December 31, 2011
First Quarter	$.95	$.59
Second Quarter	.95	.69
Third Quarter	.72	.41
Fourth Quarter	.59	.41

Holders

We have one class of common stock, par value $.01, and are authorized to issue 75,000,000 shares of common stock. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders.  As of December 31, 2012 and 2011 there were 5,256,883 and 5,254,883 shares of common stock issued and outstanding, respectively. As of March 6, 2013, there were approximately 237 shareholder’s of record of the Company’s common stock.

Dividends

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

Securities Authorized for Issuance Under Equity Compensation Plans

See also Part III Item 12 in this Annual Report on Form 10-K for additional detail related to security ownership and related stockholder matters, and for additional detail on equity compensation plan matters.

Performance Graph

The Company’s performance graph is not required for a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10 (f)(1) of Regulation S-K.  As such, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information required under this Item.

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

None.

(b)

Report of Offering of Securities and Use of Proceeds Therefrom

None.

(c)

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6: Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10 (f)(1) of Regulation S-K.  As such, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information required under this Item.

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

Overview

MTI operates in two segments: the Test and Measurement Instrumentation segment, which is conducted through MTI Instruments, Inc. (MTI Instruments), a wholly-owned subsidiary, and the New Energy segment, which is conducted through MTI MicroFuel Cells, Inc. (MTI Micro), a variable interest entity (VIE) as of December 31, 2012. MTI and MTI Micro currently share the same board of directors, while MTI also continues to oversee the day to day operations, exercise management decision making, seek opportunities to sell intellectual property, and have a vested interest in the commercialization of MTI Micro’s fuel cell technology. Since inception in 2001, MTI has made the largest investment and been the principal funder of MTI Micro. MTI has also been exposed to losses and has the ability to benefit from MTI Micro. Considering the facts and circumstances, management believes MTI is most closely associated with the VIE, MTI Micro, and therefore, it is the primary beneficiary.  Should there be a change in the facts and circumstances (such as a change in governance or a change to the related party group) management will reassess whether MTI remains the primary beneficiary and should continue to consolidate MTI Micro in MTI’s consolidated financial statements.

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

Our test and measurement segment has three product groups: Precision Instruments, Semiconductor and Solar Metrology Systems, and Balancing Systems.  Our products consist of electronic, computerized gauging instruments for position, displacement and vibration applications for the design, manufacturing/production and test and research markets; metrology tools for wafer characterization of semiconductor and solar wafers; tensile stage systems for materials testing in research and industrial settings; and engine balancing and vibration analysis systems for both military and commercial aircraft.

New Energy Segment – Until its operations were suspended in late 2011, MTI Micro had been developing an off-the-grid power solutions for various portable electronic devices. Our patented proprietary direct methanol fuel cell (DMFC) technology platform, called Mobion®, converts methanol fuel to usable electricity capable of providing continuous power as long as necessary fuel flows are maintained. Our proprietary fuel cell power solution consists of two primary components integrated into an easily manufactured device: the DMFC power engine, which we refer to as our Mobion® Chip, and methanol fuel cartridges. Our current Mobion® Chip is small enough to fit in the palm of one’s hand. The methanol used by the technology is fully biodegradable.

Although MTI Micro continues to believe in the potential of its Mobion® based power solutions, operations have been suspended since late 2011 at MTI Micro until such time as market demand and other deciding factors, including obtaining additional external financing, the successful completion of customer trials, a new development program with a government agency, and/or a customer order come to fruition.  MTI Micro will continue to seek additional capital from external sources to resume operations and fund future development, if any.  If MTI Micro is unable to secure additional financing, a new development program or customer order, the MTI Micro board of directors will assess other options for MTI Micro, including the sale of its intellectual property portfolio and/or remaining assets.

Recent Developments

On June 18, 2012, the Audit Committee of the Board of Directors of the Company approved the dismissal of PricewaterhouseCoopers LLP (PwC) and engaged UHY LLP (UHY) as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2012.  For more information, see Item 9 of Part II of this Annual Report on Form-K.

In conjunction with the suspension of MTI Micro in late 2011, sales of certain surplus equipment on hand were made during the three months ended June 30, 2012.  This resulted in a net gain on sale of $130 thousand.  As of December 31, 2012, all $143 thousand of the sales proceeds have been received.

Peng K. Lim, the Company’s former Chief Executive Officer ended his employment on September 10, 2012.  Subsequently, the Company and Mr. Lim entered into an Agreement and Release (the Agreement) effective March 1, 2013.  Pursuant to the Agreement, Mr. Lim resigned as Chief Executive Officer and from the Company’s Board of Directors effective September 10, 2012.  Mr. Lim resigned as a director to pursue a new business venture in the consumer electronics industry.  The Company and Mr. Lim agreed to general releases from liability and customary restrictive covenants, and the Company agreed to pay Mr. Lim’s attorneys’ fees of $30 thousand.  Mr. Lim will not receive any other compensation.

Kevin G. Lynch, the Chairman of the Company’s Board of Directors, is serving as Acting Chief Executive Officer until Mr. Lim’s replacement is named.  Mr. Lynch is serving as advisor to the Company at a monthly fee of $20 thousand.

Results of Operations

Results of Operations for the Year Ended December 31, 2012 Compared to December 31, 2011.

Test and Measurement Instrumentation Segment

Product Revenue: Product revenue in our Test and Measurement Instrumentation segment for the year ended December 31, 2012 decreased by $4.4 million, or 42.6%, to $5.9 million in 2012 from $10.3 million in 2011.  This decrease in product revenue was due primarily to a $2.9 million decline in aviation balancing equipment sales.  In 2011, first quarter product revenue had included unique order activity for aviation balancing systems which began during the fourth quarter of 2010 and shipped during the first quarter of 2011.  In addition, during 2012, the aviation balancing system business with the U.S. military experienced a notable decline due to reductions/delays in government spending.  Further contributing to the overall decline in the segment has been a 45% drop in capacitance product shipments stemming from production slowdowns at our customers in Asia and fewer wafer metrology equipment shipments, most notably to the solar industry.  For the year ended December 31, 2012, the largest commercial customer for the segment was an Asian distributor, which accounted for $406 thousand, or 6.9%, of the annual product revenue.  In 2011, the segment’s largest commercial customer was an Asian distributor, who accounted for $1.1 million, or 10.7%, of the annual product revenue.  The U.S. Air Force was the largest government customer for the year ended December 31, 2012 and accounted for $1.3 million, or 22.3%, of the annual product revenue.  The U.S. Air Force was the largest government customer for the year ended December 31, 2011 and accounted for $2.3 million, or 22.4%, of the annual product revenue.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands)			Revenues for the Year Ended		Contract Revenues to Date Date	Total Contract Orders Received To Date
			December 31,		December 31,	December 31,
Contract(1)	Expiration		2012	2011	2012	2012
Aviation Balancing Systems
$6.5 million U.S. Air Force Maintenance	09/27/2014	(2)	$504	$1,080	$3,408	$3,452
$4.1 million U.S. Air Force Systems	08/29/2015	(3)	$171	$684	$855	$855
$917 thousand U.S. Air Force Kit	09/30/2014	(4)	$184	$—	$184	$769

____________________

(1)	Contract values represent maximum potential values and may not be representative of actual results.
(2)	Date represents expiration of contract, which includes the exercise of all four option extensions.
(3)	Date represents expiration of contract, which includes the exercise of all four option extensions.
(4)	Date represents expiration of contract, which includes the exercise of two option extensions.

Cost of Product Revenue: Cost of product revenue in our Test and Measurement Instrumentation segment for the year ended December 31, 2012 decreased by $814 thousand, or 21.5%, to $3.0 million in 2012 from $3.8 million in 2011 in conjunction with the aforementioned 42.6% decrease in product revenue.  Gross profit, as a percentage of product revenue, decreased to 49.7%, compared to 63.2% for the same period in 2011 due to an increase to the inventory reserve to account for potentially obsolete/slow moving inventory, higher production overhead costs related to over staffing during the first half of the year and the change in product mix.

Unfunded Research and Product Development Expenses: Unfunded research and product development expenses in our Test and Measurement Instrumentation segment for the year ended December 31, 2012 increased by $122 thousand, or 9.8%, to $1.4 million in 2012 from $1.2 million in 2011. This increase was due to additional personnel costs for general engineering and development and increased external development spending.

Selling, General and Administrative Expenses: Selling, general and administrative expenses in our Test and Measurement Instrumentation segment for the year ended December 31, 2012 decreased by $399 thousand, or 17.3%, to $1.9 million in 2012 from $2.3 million in 2011.  This decrease is the result of reduced personnel costs.

New Energy Segment

Funded Research and Development Revenue: There was no funded research and development revenue in our New Energy segment for the year ended December 31, 2012 compared to $13 thousand in the prior year. The final billings for both the Department of Energy (DOE) and the New York State Energy Research and Development Authority (NYSERDA) grants were done in the first quarter of 2011 for approximately $6 thousand each, as the majority of work was finished in 2010. There are no active grants at this time.

Funded Research and Product Development Expenses: There was no funded research and product development expenses in our New Energy segment for the year ended December 31, 2012, compared to $25 thousand in 2011. There are no active grants at this time.

Unfunded Research and Product Development Expenses: There was unfunded research and product development income of $1 thousand in our New Energy segment for the year ended December 31, 2012, compared to unfunded research and product development expenses of $199 thousand in 2011.  This decrease is attributable to the suspension of operations in late 2011, and no further research is being performed at this time.

Selling, General and Administrative Expenses: Selling, general and administrative expenses in our New Energy segment decreased by $832 thousand to $160 thousand for the year ended December 31, 2012, compared to $993 thousand in 2011.  This decrease is attributable to the suspension of operations in late 2011. Currently, MTI Micro has no employees and projects to spend between $5 and $10 thousand per month for operating activities including rent, limited sales efforts, patent fees to keep the patent portfolio current and minimal consultant costs to perform these initiatives.

Results of Consolidated Operations

Operating (Loss) Income: Operating loss for the year ended December 31, 2012 was $2.2 million compared to operating income of $52 thousand in 2011. This decrease in operating income was a result of the factors noted above.

Gain on Derivatives: We had no gain on derivatives for the year ended December 31, 2012 compared to a gain on derivatives of $73 thousand in 2011. Gain on derivatives was the result of derivative treatment of the freestanding warrants issued to investors in conjunction with our December 2006 capital raise. These warrants expired on December 19, 2011.

Income Tax (Expense) Benefit: Income tax expense for the year ended December 31, 2012 was $6 thousand compared to an income tax benefit of $1.5 million in 2011. Our income tax rate for the years ended December 31, 2012 and 2011 was 0% and 1,548%, respectively. The projected annual effective tax rate for 2012 is less than the Federal statutory rate of 35%, primarily due to a one-time adjustment in the deferred tax asset related to stock compensation expense for options that have lapsed or been voluntarily surrendered to the Company. The 2011 tax rate was primarily the result of the reversal of a portion of the valuation allowance to reflect the portion of the Company’s deferred tax asset that management has estimated is more likely than not to be realized. The valuation allowance against our deferred tax assets at December 31, 2012 and at December 31, 2011 was approximately $18 million and $20 million, respectively. We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowances on a quarterly basis.

Net Loss Attributed to Non-Controlling Interests (of MTI Micro): The net loss attributed to non-controlling interests for the year ended December 31, 2012 decreased by $735 thousand, or 99.6%, to $3 thousand in 2012 from $738 thousand in 2011. This is the result of a decrease in the net loss of MTI Micro from $1.5 million in 2011 to $5 thousand in 2012, offset in part, by an increase in the percentage of ownership of the non-controlling interest of MTI Micro in 2011.

Net (Loss) Income: Net loss for the year ended December 31, 2012 was $2.1 million compared to net income of $2.4 million for the same period in 2011. The decrease in net income of $4.5 million for the year ended December 31, 2012 as compared to the same period in 2011 is primarily attributed to the reversal of a portion of the deferred tax asset’s valuation allowance of $1.5 million in 2011, representing the portion of the Company’s deferred tax asset that management had estimated is more likely than not to be realized, a reduction of MTI Instruments net income in 2012 of $3.5 million, a reduction of the net loss of MTI Micro in 2012 of $1.5 million, and a reduction in the net loss attributed to non-controlling interests of $735 thousand in 2012. These are a result of the factors discussed above.

Management’s Plan, Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Years Ended December 31,
	2012	2011
Cash	$289	$1,669
Working capital	1,350	3,142
Net (loss) income attributed to MTI	(2,086)	2,386
Net cash (used in) provided by operating activities	(1,506)	67
Purchase of property, plant and equipment	(17)	(175)

The Company has historically incurred significant losses, until 2012 the majority stemming from the direct methanol fuel cell product development and commercialization programs of MTI Micro, and had a consolidated accumulated deficit of $122.2 million as of December 31, 2012.  During the year ended December 31, 2012, the Company generated net loss attributed to MTI of $2.1 million, cash used in operating activities totaling $1.5 million and had working capital of $1.4 million, a $1.8 million decrease from $3.1 million at December 31, 2011. This decrease was primarily attributed to cash used to fund operations during a loss year. During the second half of 2012, the Company continued its transitional phase and implemented personnel reductions throughout the organization while scaling back on discretionary spending to reduce future cash burn. These reductions, on an annualized basis, equated to approximately $1.0 million in cost savings.  However, since this overall restructuring of the Company occurred late in 2012, the full impact of these savings will not be realized until 2013 and beyond.  As such, management believes that the reorganized Company currently has adequate resources to avoid any other cost cutting measures which could adversely affect the business. As of December 31, 2012, we had no debt, no outstanding commitments for capital expenditures, approximately $289 thousand of cash available and $400 thousand available from our existing line of credit at MTI Instruments to fund our future operations.

If production levels rise at MTI Instruments, additional capital equipment may be required in the foreseeable future. We expect to spend approximately $125 thousand on capital equipment and $1.4 million in research and development on MTI Instruments’ products during 2013. We expect to finance any such potential future expenditures and continue funding our operations from our current cash position, our projected 2013 cash flow pursuant to management’s current plan and draw downs from our existing $400 thousand line of credit at MTI Instruments. We may also seek to supplement our resources through the sales of stock, or assets, including our investment in MTI Micro. Besides the $400 thousand line of credit at MTI Instruments, we have no other commitments for funding future needs of the organization at this time and such additional financing during 2013 may not be available to us on acceptable terms, if at all.

While it cannot be assured, the new management team believes that, due in part to our backlog at December 31, 2012 of $1.6 million, the aforementioned cost reductions implemented in the second half of 2012, recent replacements in sales staff and projected inventory reductions, the Company expects to resume positive cash flows in 2013 to fund the Company’s operations for the foreseeable future. However, if near-term revenue estimates are delayed or missed, the Company will need to implement additional steps to ensure liquidity including, but not limited to, the deferral of planned capital spending, postponing anticipated new hires and/or delaying existing or pending product development initiatives.  Such steps, if required, could potentially have a material and adverse effect on the business.

Although MTI Micro continues to believe in the potential of its Mobion® based power solutions, operations have been suspended since late 2011 at MTI Micro until such time as market demand and other deciding factors, including obtaining additional external financing, the successful completion of customer trials, a new development program with a government agency, and/or a customer order, come to fruition.  MTI Micro will continue to seek additional capital from external sources to resume operations and fund future development, if any.  If MTI Micro is unable to secure additional financing, a new development program or customer order, the MTI Micro Board of Directors will assess other options for MTI Micro, including the sale of its intellectual property portfolio and/or remaining assets.

Line of Credit

On September 20, 2011, MTI Instruments entered into a working capital line of credit with First Niagara Bank, N.A.  Pursuant to the Demand Grid Note, MTI Instruments may borrow from time to time up to $400 thousand to support its working capital needs. The note is payable upon demand, and the interest rate on the note is equal to the prime rate with a floor of 4.0% per annum. The note is secured by a lien on all of the assets of MTI Instruments and is guaranteed by the Company. The line of credit was renewed on May 7, 2012. The line of credit is subject to a review date of June 30, 2013. Under the line of credit, MTI Instruments is required to hold a line balance of $0 for 30 consecutive days out during each consecutive year.  As of December 31, 2012 and December 31, 2011 there were no amounts outstanding under the line of credit.

Backlog, Inventory and Accounts Receivable

At December 31, 2012, the Company’s order backlog was $1.6 million, compared to $861 thousand at December 31, 2011 due to the timing of shipments of aviation balancing systems, accessory kits and cable sets, predominately at the request of customers.

Our inventory turnover ratios and average accounts receivable days outstanding for the years ended December 31, 2012 and 2011 and their changes are as follows:

	Years Ended December 31,
	2012	2011	Change
Inventory turnover	2.1	4.0	(1.9)
Average accounts receivable days outstanding	41	42	(1)

The decline in inventory turnover is a result of a 20% increase in average inventory balances, driven by current production schedules, combined with a 43% lower sales volume.

The average accounts receivable days outstanding improved one day in 2012 compared with 2011 due to improved collection efforts.

Off-Balance Sheet Arrangements

There are no off balance sheet arrangements of the Company.

Contractual Payment Obligations

Contractual Payment Obligations are not required for a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10 (f)(1) of Regulation S-K.  As such, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information required under this Item.

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

Our deposits are primarily in cash and deposited in commercial banks and investment companies. The Company has cash deposits in excess of federally insured limits.  The amount of such deposits is essentially all cash at December 31, 2012.

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

Share-Based Payments. We grant options to purchase our common stock and award restricted stock to our employees and directors under our equity incentive plans. The benefits provided under these plans are share-based payments subject to the appropriate accounting provisions regarding Share-Based Payments. Effective January 1, 2006, we use the fair value method of accounting with the modified prospective application, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions apply to new awards and to awards that are outstanding on the effective date and subsequently modified. Under the modified prospective application, prior periods are not revised for comparative purposes. Share-based compensation expense recognized under these accounting methods for the year ended December 31, 2012 was $172 thousand. At December 31, 2012, total unrecognized estimated compensation expense related to non-vested awards granted prior to that date was $42 thousand, which is expected to be recognized over a weighted average remaining vesting period of 3.3 years.

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

For purposes of estimating the fair value of stock options granted during the twelve months ended December 31, 2012 using the Black-Scholes model, we used the historical volatility of our stock for the expected volatility assumption input to the Black-Scholes model, consistent with the accounting guidance. The risk-free interest rate is based on the risk-free zero-coupon rate for a period consistent with the expected option term at the time of grant. We do not currently pay nor do we anticipate paying dividends, but we are required to assume a dividend yield as an input to the Black-Scholes model. As such, we use a zero dividend rate. The expected option term is calculated in accordance with the simplified method for calculating the expected term assumption.  The simplified method is a calculation based on using both historical term measures and projected termination estimates.

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

Significant management judgment is required in determining our provision for income taxes, our deferred tax assets and liabilities, and any valuation allowance recorded against our net deferred tax assets. We considered all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items in determining our valuation allowance. In addition, our assessment requires us to schedule future taxable income in accordance with accounting standards that address income taxes to assess the appropriateness of a valuation allowance, which further requires the exercise of significant management judgment.

As a result of our analyses in 2011, we released a portion of our valuation allowance against our deferred tax assets. The partial release of the valuation allowance caused an incremental tax benefit of $1.5 million that was recognized in the fourth quarter of 2011. For our analysis, we projected our pre-tax earnings utilizing a combination of historical and projected results, taking into consideration existing levels of permanent differences, non-deductible expense and the reversal of significant temporary differences. We need to generate approximately $225 thousand of taxable income in each year over the next twenty years to ensure the realizability of the $1.5 million of deferred tax assets recorded on our balance sheet at December 31, 2012. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. The remaining valuation allowance at December 31, 2012 is $17.8 million and relates primarily to net operating losses. We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowance on a quarterly basis.

Our Federal net operating loss carryforwards as of December 31, 2012 were $69.1 million. Of these, $52.4 million are MTI’s and $16.7 million are for MTI Micro. However, approximately $14.6 million of MTI Micro’s NOLs have been reduced due to limitations caused by Section 382 ownership changes. Of the remaining NOL’s, $4.1 million expire in 2020, with the remainder expiring through 2033.

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

Item 8: Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements as required for a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10 (f)(1) of Regulation S-K are filed herewith beginning at page F-1 and are incorporated in this Item 8 by reference.

Selected Quarterly Financial Data is not required for a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and in Item 10 (f)(1) of Regulation S-K.  As such, we are electing scaled disclosure reporting obligations and therefore are not required to provide the information required under this Item.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

On June 18, 2012, the Audit Committee of the Board of Directors of the Company approved the dismissal of PricewaterhouseCoopers LLP (PwC) and engaged UHY LLP (UHY) as the Company’s independent registered public accounting firm for the fiscal year ended December 31, 2012. The report of PwC for the fiscal years ended December 31, 2011 and 2010, contained no adverse opinions, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles, except that PwC's report on the Company's financial statements for the year ended December 31, 2010 included an explanatory paragraph noting that there was substantial doubt about the Company's ability to continue as a going concern. During the fiscal years ended December 31, 2011 and 2010 and the interim period from January 1, 2012 through June 18, 2012, there were no disagreements between the Company and PwC on any accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of PwC would have caused it to make reference to the subject matter of the disagreement in connection with its report. There were no reportable events as defined in paragraph (a)(1)(v) of Item 304 of Regulation S-K within the Company’s fiscal years ended December 31, 2011 and 2010 or the period from January 1, 2012 through June 18, 2012.

The Company did not consult with UHY during the fiscal years ended December 31, 2011 and 2010 and the interim period from January 1, 2012 through June 18, 2012, on any matters described in Items 304(a)(2)(i) or 304(a)(2)(ii) of Regulation S-K.

Item 9A: Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our acting chief executive officer and chief financial officer, evaluated the effectiveness of MTI’s disclosure controls and procedures as of December 31, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the valuation of our disclosure controls and procedures as of December 31, 2012, our acting chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using the criteria set forth in Internal Control—Integrated Framework, Management has concluded that our internal control over financial reporting was effective as of December 31, 2012.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only Management’s Report in this annual report.

/s/ Kevin G. Lynch	/s/ Frederick W. Jones
Acting Chief Executive Officer	Chief Financial Officer
(Principal Executive Officer)	(Principal Financial Officer)

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(1) under the Exchange Act, during our fiscal quarter ended December 31, 2012 that have materially affected, or are reasonable likely to materially affect our internal control over financial reporting.

Item 9B: Other Information

No information was required to be disclosed in a current Report on Form 8-K during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K which has not been reported.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

(a) Directors

 Incorporated herein by reference is the information appearing under the captions “Information about our Directors” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC on or before April 26, 2013.

(b) Executive Officers

 Incorporated herein by reference is the information appearing under the captions “Executive Officers” and “Compliance with Section 16(a) of the Securities Exchange Act of 1934” in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC on or before April 26, 2013.

Incorporated herein by reference is the information appearing under the caption “Board of Director Meetings and Committees – Audit Committee” in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC on or before April 26, 2013.

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

Item 11: Executive Compensation

Incorporated herein by reference is the information appearing under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC on or before April 26, 2013.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated herein by reference is the information appearing under the caption “Principal Stockholders” in our definitive Proxy Statement for our 2013 Annual Meeting of Stockholders to be filed with the SEC on or before April 26, 2013.

Equity Compensation Plans

As of December 31, 2012, we have four equity compensation plans, each of which was originally approved by our stockholders; the Mechanical Technology, Incorporated 1996 Stock Incentive Plan (the 1996 Plan), 1999 Employee Stock Incentive Plan (the 1999 Plan), 2006 Equity Incentive Plan (the 2006 Plan) and the Mechanical Technology Incorporated 2012 Equity Incentive Plan (the 2012 Plan).  The 2006 Plan was amended and restated and approved by our Board of Directors in 2011 and 2009. We refer collectively to these as the Plans. See Note 13 of the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for a description of these Plans.

The following table presents information regarding these plans as of December 31, 2012:

Number of Securities Remaining
Available for Future Issuance
	Number of Securities To Be		Under
	Issued Upon Exercise of	Weighted Average Exercise	Equity Compensation Plans
	Outstanding	Price of Outstanding	(excluding securities reflected in
	Options, Warrants, Rights(1)	Options, Warrants, Rights	column (a)) (2)
Plan Category	(a)	(b)	(c)
Equity compensation plans
approved by security holders	177,924	$2.52	437,500

Equity compensation plans
not approved by security holders	127,820	1.39	-0-

 ____________________

(1)

Under the 1996, 1999, 2006 and 2012 Plans, the securities available under the Plans for issuance and issuable pursuant to exercises of outstanding options may be adjusted in the event of a change in outstanding stock by reason of stock dividend, stock splits, reverse stock splits, etc.

(2)	The 2012 Plan is the only plan currently authorized to issue future awards without obtaining shareholder approval.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Incorporated herein by reference is the information appearing under the caption “Certain Relationships and Related Transactions” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC on or before April 26, 2013.

Item 14: Principal Accounting Fees and Services

Incorporated herein by reference is the information appearing under the caption “Independent Accountants” in our definitive Proxy Statement for the 2013 Annual Meeting of Stockholders to be filed with the SEC on or before April 26, 2013.

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

10-K Report for the year ended December 31, 2007).

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

10.3

Form of Restricted Stock Agreement for the 1996 and 1999 Mechanical Technology, Inc. Stock Incentive Plans (Incorporated by reference from Exhibit 10.140 of the Company’s Form 8-K Report filed May 18, 2006).*

10.4

Mechanical Technology, Incorporated Amended and Restated 2006 Equity Incentive Plan (Incorporated by reference from Exhibit 10.1 of the Company’s Form S-8 Registration Statement filed September 18, 2009).*

10.5

Mechanical Technology, Incorporated Amended and Restated 2006 Equity Incentive Plan (Incorporated by reference from Exhibit 10.1 of the Company’s Form S-8 Registration Statement (File No. 333-175406) filed July 8, 2011).*

10.6

Form of Restricted Stock Agreement for Mechanical Technology, Incorporated Amended and Restated 2006 Equity Incentive Plan  (Incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K Report filed July 11, 2011).*

10.7

Mechanical Technology, Incorporated 2012 Equity Incentive Plan (Incorporated by reference from Exhibit 10.1 of the Company’s Form S-8 Registration Statement (File No. 333-182730) filed July 18, 2012).*

10.8

Form of Restricted Stock Agreement Notice for Board of Directors and Employees for Mechanical Technology, Incorporated 2012 Equity Incentive Plan (Incorporated by reference from Exhibit 10.2 of the Company’s Form 10-Q Report for the quarter ended June 30, 21012).*

10.9

Form of Incentive Stock Option Notice for Employees for Mechanical Technology, Incorporated 2012 Equity Incentive Plan (Incorporated by reference from Exhibit 10.3 of the Company’s Form 10-Q Report for the quarter ended June 30, 21012).*

10.10

Form of Non-Qualified Stock Option Notice for Employees for Mechanical Technology, Incorporated 2012 Equity Incentive Plan (Incorporated by reference from Exhibit 10.3 of the Company’s Form 10-Q Report for the quarter ended June 30, 21012).*

10.11

Form of Non-Qualified Stock Option Notice for Board of Directors for Mechanical Technology, Incorporated 2012 Equity Incentive Plan (Incorporated by reference from Exhibit 10.3 of the Company’s Form 10-Q Report for the quarter ended June 30, 21012).*

10.12	MTI MicroFuel Cells Inc. 2009 Stock Plan (Incorporated by reference from Exhibit 10.167 of the Company’s Form 10-K Report for the year ended December 31, 2009).*

10.13

Lease dated August 10, 1999 between Carl E. Touhey and Mechanical Technology, Inc. (Incorporated by reference from Exhibit 10.38 of the Company’s Form 10-K Report for the fiscal year ended September 30, 1999).

10.14

Amendment No. 1 to Lease Agreement Between Mechanical Technology Inc. and Carl E. Touhey dated September 29, 2009 (Incorporated by reference from Exhibit 10.166 of the Company’s Form 10-K Report for the year ended December 31, 2009).

10.15

Lease dated April 2, 2001 between Kingfisher, LLC and Mechanical Technology, Inc. (Incorporated by reference from Exhibit 10.43 of the Company’s Form 10-K Report for the fiscal year ended September 30, 2001).

10.16

First Amendment to lease dated March 13, 2003 between Kingfisher, LLC and Mechanical Technology, Inc. (Incorporated by reference from Exhibit 10.44 of the Company’s Form 10-K Report for the year ended December 31, 2002).

10.17

Second Amendment to lease dated December 12, 2005 between Kingfisher, LLC and Mechanical Technology, Incorporated (Incorporated by reference from Exhibit 10.132 of the Company’s Form 8-K Report filed December 13, 2005).

10.18

Third Amendment to lease dated August 7, 2006 between Kingfisher, LLC and Mechanical Technology, Incorporated (Incorporated by reference from Exhibit 10.142 of the Company’s Form 10-Q Report for the quarter ended June 30, 2006).

10.19

Fourth Amendment to lease dated August 6, 2007 between Kingfisher LLC and Mechanical Technology, Incorporated (Incorporated by reference from Exhibit 10.148 of the Company’s Form 10-Q Report for the quarter ended June 30, 2007).

10.20

Fifth Amendment of lease dated March 31, 2009 by and between Kingfisher, LLC and Mechanical Technology, Incorporated (Incorporated by reference from Exhibit 10.165 of the Company’s Form 10-K Report for the year ended December 31, 2009).

10.21	Sixth Amendment to Lease dated January 1, 2010 by and between Kingfisher, LLC and MTI MicroFuel Cells, Inc.

10.22

Seventh Amendment to Lease Agreement by and between Kingfisher, LLC and MTI MicroFuel Cells, Inc. (Incorporated by reference from Exhibit 10.168 of the Company’s Form 10-Q Report for the quarter ended June 30, 2010).

10.23

Lease Extension and Modification Agreement dated April 19, 2011, between Kingfisher, LLC and MTI MicroFuel Cells, Inc. (Incorporated by reference from Exhibit 10.19 of the Company’s Form 10-Q Report for the quarter ended March 31, 2011).

10.24

Lease Extension and Modification Agreement II dated July 18, 2011, between Kingfisher, LLC and MTI MicroFuel Cells, Inc. (Incorporated by reference from Exhibit 10.20 of the Company’s Form 10-Q Report for the quarter ended June 30, 2011).

10.25

Supplemental Lease Extension and Modification Agreement dated September 29, 2011, between Kingfisher, LLC and MTI MicroFuel Cells, Inc. (Incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q Report for the quarter ended September 30, 2011).

10.26	Supplemental Lease Extension and Modification Agreement II dated March 14, 2012, between Kingfisher, LLC and MTI MicroFuel Cells, Inc.

10.27	Supplemental Lease Re-Instatement and Modification Agreement dated April 12, 2012, between Kingfisher, LLC and MTI MicroFuel Cells, Inc.

10.28	Supplemental Lease Extension and Modification Agreement III dated December 14, 2012, between Kingfisher, LLC and MTI MicroFuel Cells, Inc.

10.29	Employment Agreement dated May 4, 2006 between Peng K. Lim and Mechanical Technology, Incorporated (Incorporated by reference from Exhibit 10.139 of the Company’s Form 8-K Report filed May 9, 2006).*

10.30

Amended and Restated Employment Agreement dated December 31, 2008 between Peng K. Lim and Mechanical Technology, Inc. (Incorporated by reference from Exhibit 10.155 of the Company’s Form 10-K Report for the year ended December 31, 2008).*

10.31

Letter Agreement dated February 24, 2009 between Peng K. Lim and Mechanical Technology, Inc. (Incorporated by reference from Exhibit 10.159 of the Company’s Form 10-K Report for the year ended December 31, 2008).*

10.32

Demand Grid Note dated September 20, 2011 between MTI Instruments, Inc. and First Niagara Bank, N.A. (Incorporated by reference from Exhibit 10.2 of the Company’s Form 10-Q Report for the quarter ended September 30, 2011).

10.33

Guaranty Agreement dated September 20, 2011 between Mechanical Technology, Incorporated and First Niagara Bank, N.A. (Incorporated by reference from Exhibit 10.3 of the Company’s Form 10-Q Report for the quarter ended September 30, 2011).

10.34

Security Agreement dated September 20, 2011 between MTI Instruments, Inc. and First Niagara Bank, N.A. (Incorporated by reference from Exhibit 10.4 of the Company’s Form 10-Q Report for the quarter ended September 30, 2011).

10.35

MTI MicroFuel Cells Inc. Form of Convertible Note and Warrant Purchase Agreement dated September 18, 2008 (Incorporated by reference from Exhibit 10.153 of the Company’s Form 10-Q Report for the quarter ended September 30, 2008).

10.36

MTI MicroFuel Cells Inc. Amendment No. 1 to Convertible Note and Warrant Purchase Agreement, Security Agreement and Secured Convertible Promissory Notes and Consent dated February 20, 2009 (Incorporated by reference from Exhibit 10.158 of the Company’s Form 10-K Report for the year ended December 31, 2008).

10.37

MTI MicroFuel Cells Inc. Amendment No. 2 to Convertible Note and Warrant Purchase Agreement, Security Agreement and Secured Convertible Promissory Notes and Consent dated April 15, 2009 (Incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q Report for the quarter ended June 30, 2009).

10.38

Secured Convertible Promissory Note Negotiated Conversion Agreement, dated December 9, 2009, by and among the Company, MTI Micro and the Bridge Investors (Incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K Report filed December 15, 2009).

10.39	Form of MTI Micro Common Stock Purchase Warrant (Incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K Report filed December 15, 2009).

10.40

Common Stock and Warrant Purchase Agreement, dated January 11, 2010, by and among MTI MicroFuel Cells Inc. and Counter Point

Ventures Fund II, L.P. (Incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K Report filed January 14, 2010).

10.41	Form of MTI Micro Common Stock Warrant (Incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K Report filed January 14, 2010).

10.42

Amendment No. 1, dated February 9, 2011, to the Common Stock and Warrant Purchase Agreement, dated January 11, 2010, by and between MTI MicroFuel Cells Inc. and Counter Point Ventures Fund II, L.P. (Incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K Report filed February 11, 2011).

10.43	Form of MTI Micro Common Stock Warrant (Incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K Report filed February 11, 2011).

10.44

Amendment No. 2, dated September 23, 2011, to the Common Stock and Warrant Purchase Agreement, dated January 11, 2010, as amended February 9, 2011, by and between MTI MicroFuel Cells Inc. and Counter Point Ventures Fund II, L.P. (Incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K Report filed September 28, 2011).

14.1	Code of Ethics (Incorporated by reference from Exhibit 14.1 of the Company’s Form 10-K Report for the year ended December 31, 2005).

16.1	Letter from PricewaterhouseCoopers LLP dated June 21, 2012 (Incorporated by reference from Exhibit 16 of the Company’s Form 8-K Report filed June 22, 2012).

21	Subsidiaries of the Registrant

23.1	Consent of Independent Registered Public Accounting Firm – UHY LLP.

23.2	Consent of Independent Registered Public Accounting Firm – PricewaterhouseCoopers LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

All other exhibits for which no other filing information is given are filed herewith.

*              Represents management contract or compensation plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MECHANICAL TECHNOLOGY, INCORPORATED

Date: March 21, 2013	By:	/s/ Kevin G. Lynch
Kevin G. Lynch
Acting Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kevin G. Lynch	Chairman, Acting Chief Executive Officer,
Kevin G. Lynch	(Principal Executive Officer and Director)	March 21, 2013

/s/ Frederick W. Jones	Chief Financial Officer and Secretary
Frederick W. Jones	(Principal Financial and Accounting Officer)	March 21, 2013

/s/ Thomas J. Marusak	Director
Thomas J. Marusak		March 21, 2013

/s/ William P. Phelan	Director
William P. Phelan		March 21, 2013

/s/ E. Dennis O’Connor	Director
E. Dennis O’Connor		March 21, 2013

/s/ Walter L. Robb	Director
Dr. Walter L. Robb		March 21, 2013

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Mechanical Technology, Incorporated

We have audited the accompanying consolidated balance sheet of Mechanical Technology, Incorporated as of December 31, 2012, and the related consolidated statements of operations, changes in equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal controls over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mechanical Technology, Incorporated as of December 31, 2012, the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/UHY LLP

Albany, New York

March 21, 2013

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Mechanical Technology, Incorporated:

We have audited the accompanying consolidated balance sheet and the related consolidated statement of operations, consolidated statement of changes in equity, and consolidated statement of cash flows of Mechanical Technology, Incorporated and its subsidiaries as of December 31, 2011, and the results of their operations and their cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mechanical Technology, Incorporated and its subsidiaries at December 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ PricewaterhouseCoopers LLP
Albany, New York
March 27, 2012

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

 December 31, 2012 and 2011

(Dollars in thousands, except per share)	December 31,
	2012	2011
Assets
Current Assets:
Cash	$289	$1,669
Accounts receivable	1,674	1,881
Inventories	1,118	957
Deferred income taxes, net	16	20
Prepaid expenses and other current assets	100	102
Total Current Assets	3,197	4,629
Deferred income taxes, net	1,519	1,515
Property, plant and equipment, net	129	258
Total Assets	$4,845	$6,402

Liabilities and Equity
Current Liabilities:
Accounts payable	$208	$191
Accrued liabilities	1,048	1,238
Deferred revenue	591	58
Total Current Liabilities	1,847	1,487

Commitments and Contingencies (Note 16)
Equity:
Common stock, par value $0.01 per share, authorized 75,000,000;
6,261,975 issued in 2012 and 6,259,975 issued in 2011, respectively	63	63
Additional paid-in-capital	135,561	135,389
Accumulated deficit	(122,183)	(120,097)
Common stock in treasury, at cost, 1,005,092 shares in both 2012 and 2011	(13,754)	(13,754)
Total MTI stockholders’ (deficit) equity	(313)	1,601
Non-controlling interest	3,311	3,314
Total Equity	2,998	4,915
Total Liabilities and Equity	$4,845	$6,402

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

 For the Years Ended December 31, 2012 and 2011

(Dollars in thousands, except per share)	Year Ended December 31, 2012	Year Ended December 31, 2011
Product revenue	$5,900	$10,280
Funded research and development revenue	—	13
Total revenue	5,900	10,293
Operating costs and expenses:
Cost of product revenue	2,967	3,781
Research and product development expenses:
Funded research and product development	—	25
Unfunded research and product development	1,364	1,441
Total research and product development expenses	1,364	1,466
Selling, general and administrative expenses	3,813	4,994
Operating (loss) income	(2,244)	52
Interest expense	(1)	—
Gain on derivatives	—	73
Other income (expense), net	162	(25)
(Loss) income before income taxes and non-controlling interest	(2,083)	100
Income tax (expense) benefit	(6)	1,548
Net (loss) income	(2,089)	1,648
Plus: Net loss attributed to non-controlling interest	3	738
Net (loss) income attributed to MTI	$(2,086)	$2,386

(Loss) income per share attributable to MTI (Basic and Diluted)	$(0.40)	$0.48
Weighted average shares outstanding (Basic and Diluted)	5,256,227	5,001,934

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

  For the Years Ended December 31, 2012 and 2011

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Shares	Amount	Total MTI Stockholders’ Equity (Deficit)	Non-Controlling Interest (NCI)	Total Equity

January 1, 2011	5,776,750	$58	$134,733	$(122,483)	1,005,092	$(13,754)	$(1,446)	$3,405	$1,959

Net income attributed to MTI	-	-	-	2,386	-	-	2,386	-	2,386

Stock based compensation	-	-	656	-	-	-	656	-	656

Issuance of shares – restricted stock	483,225	5	-	-	-	-	5	-	5

Net loss attributed to NCI	-	-	-	-	-	-	-	(738)	(738)

Equity contribution to NCI	-	-	-	-	-	-	-	647	647

December 31, 2011	6,259,975	$63	$135,389	$(120,097)	1,005,092	$(13,754)	$1,601	$3,314	$4,915

Net loss attributed to MTI	-	-	-	(2,086)	-	-	(2,086)	-	(2,086)

Stock based compensation	-	-	171	-	-	-	171	-	171

Issuance of shares – common stock	2,000	-	1	-	-	-	1	-	1

Net loss attributed to NCI	-	-	-	-	-	-	-	(3)	(3)

December 31, 2012	6,261,975	$63	$135,561	$(122,183)	1,005,092	$(13,754)	$(313)	$3,311	$2,998

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

 For the Years Ended December 31, 2012 and 2011

(Dollars in thousands)	Year Ended December 31, 2012	Year Ended December 31, 2011
Operating Activities
Net (loss) income	$(2,089)	$1,648
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Gain on derivatives	—	(73)
Depreciation	129	307
(Gain) loss on disposal of property, plant and equipment	(126)	23
Deferred income taxes	—	(1,535)
Stock based compensation	172	661
Bad debt expense	2	—
Provision for excess and obsolete inventories	103	—
Changes in operating assets and liabilities:
Accounts receivable	205	(795)
Inventories	(264)	(113)
Prepaid expenses and other current assets	2	26
Accounts payable	17	(64)
Income taxes payable	—	(20)
Deferred revenue	533	37
Accrued liabilities	(190)	(35)
Net cash (used in) provided by operating activities	(1,506)	67

Investing Activities
Purchases of equipment	(17)	(175)
Proceeds from sale of equipment	143	12
Net cash provided by (used in) investing activities	126	(163)

Financing Activities
Proceeds from the sale of subsidiary equity and warrants issued	—	647
Net cash provided by financing activities	—	647
(Decrease) increase in cash and cash equivalents	(1,380)	551
Cash and cash equivalents - beginning of year	1,669	1,118
Cash and cash equivalents - end of year	$289	$1,669

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

MTI Micro was incorporated in Delaware on March 26, 2001, and, until its operations were suspended in late 2011, had been developing Mobion®, a handheld energy-generating device to replace current lithium-ion and similar rechargeable battery systems in many handheld electronic devices for the military and consumer markets. Although MTI Micro continues to believe in the potential of its Mobion® based power solutions, operations continue to remain suspended at MTI Micro until such time as market demand and other deciding factors, including obtaining additional external financing, the successful completion of customer trials, a new development program with a government agency, and/or a customer order, come to fruition. MTI Micro will continue to seek additional capital from external sources to resume operations and fund future development, if any. If MTI Micro is unable to secure additional financing, a new development program or customer order, the MTI Micro Board of Directors will assess other options for MTI Micro, including the sale of its intellectual property portfolio and/or remaining assets. As of December 31, 2012, the Company owned approximately 47.6% of MTI Micro’s outstanding common stock.

Liquidity

The Company has incurred significant losses primarily due to its past efforts to fund MTI Micro’s direct methanol fuel cell product development and commercialization programs, and has an accumulated deficit of approximately $122.2 million and working capital of approximately $1.4 million at December 31, 2012. The Company suspended operations at MTI Micro in late 2011.

The Company restructured the operations of the Company during the second half of 2012, which included the departure of its CEO, staffing adjustments to its MTI Instrument’s sales force and reduction in MTI Instrument’s production and development personnel. This restructuring is expected to yield cash flow savings of approximately $1.0 million annually.  Based on the Company’s projected cash requirements for operations and capital expenditures for 2013, its current available cash and cash equivalents of approximately $300 thousand, the $400 thousand available from its existing line of credit at MTI Instruments, current cash flow requirements and revenue and expense projections, management believes it will have adequate resources to fund operations and capital expenditures for at least the next twelve months.

However, the Company may need to do one or more of the following to raise additional resources, or reduce its cash requirements:

1)       Reduce its current expenditure run rate;

2)       Defer its capital expenditures;

3)       Defer its hiring plans; and

4)       Secure additional debt or equity financing.

There is no guarantee that such resources will be available to the Company on terms acceptable to it, or at all, or that such resources will be received in a timely manner, if at all, or that the Company will be able to reduce its expenditure run-rate, defer its capital expenditures or hiring plans without materially and adversely effecting its business.

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

The Company's analysis to determine the primary beneficiary of MTI Micro focused primarily on determining which variable interest holder has the power to direct the activities that would have the most significant impact on the financial performance of MTI Micro. MTI Micro is governed by its own board of directors and significant decisions are determined by a majority vote of this board. MTI does not have control of the MTI Micro board of directors; however, at this time, the Company’s board of directors and the MTI Micro board of directors consist of the same members. Under the Articles of Incorporation of MTI Micro, each share of MTI Micro stock is entitled to a vote, and further, holders of a majority of the shares of MTI Micro's common stock have the ability to reconstitute the board. As of December 31, 2012, MTI, Counter Point Ventures Fund II, LP (Counter Point) and Dr. Walter L. Robb, a member of the Company’s and MTI Micro’s board of directors own 47.6%, 45.2% and 5.1% of the common shares of MTI Micro, respectively. Counter Point is a venture capital fund sponsored and managed by Dr. Robb. Since no entity of the related parties has power but, as a group, the Company and its related parties have the power, then the party within the related party group that is most closely associated with the VIE, MTI Micro, is the primary beneficiary. Even though Dr. Robb and Counterpoint combined control a majority of the outstanding common stock, and they have the ability to elect the directors of MTI Micro and decide whether to continue to seek business opportunities for MTI Micro or instead seek opportunities to sell the intellectual property, they have not elected to do so. The Company continues to oversee the day to day operations, exercise management decision making, seek opportunities to sell intellectual property, and has a vested interest in the commercialization of MTI Micro’s fuel cell technology. Since inception in 2001, the Company has made the largest investment and been the principal funder of MTI Micro. The Company has also been exposed to losses and has the ability to benefit from MTI Micro. Considering the facts and circumstances, management believes the Company is most closely associated with the VIE, MTI Micro, and therefore, it is the primary beneficiary.

Should there be a change in the facts and circumstances (such as undertaking additional activities, a change in governance or a change to the related party group) in the future, management will reassess whether the Company remains the primary beneficiary and should continue to consolidate MTI Micro in the Company’s consolidated financial statements.

Non-controlling interests (NCI) are classified as equity in the consolidated financial statements. The consolidated statement of operations presents net income (loss) for both the Company and the non-controlling interests. The calculation of earnings per share is based on net income (loss) attributable to the Company.

Use of Estimates

The consolidated financial statements of the Company have been prepared in accordance with United States of America Generally Accepted Accounting Principles (U.S. GAAP), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable and accounts payable. The estimated fair values of these financial instruments approximate their carrying values at December 31, 2012 and 2011. The estimated fair values have been determined through information obtained from market sources, where available.

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

Fair Value Measurement

The estimated fair value of certain financial instruments, including cash and short-term debt approximates their carrying value due to their short maturities and varying interest rates.  “Fair value” is the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. The Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Based on the observability of the inputs used in the valuation methods, the Company is required to provide the following information according to the fair value accounting standards.  These standards established a fair value hierarchy as specified that ranks the quality and reliability of the information used to determine fair values.  Financial assets and liabilities are classified and disclosed in one of the following three categories:

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

Deferred Revenue

Deferred revenue consists of billings to and/or payments received from customers in advance of services performed, completed installation or customer acceptance. As of December 31, 2012, the Company had $591 thousand in deferred revenue, which primarily consisted of several vibration analysis accessory kits which were completed, but not yet shipped to the customer at the customer’s request. As of December 31, 2011, the Company had $58 thousand in deferred revenue, which primarily consisted of a tensile tester which had been shipped but not yet accepted by the customer.

Warranty

The Company accrues a warranty liability at the time product revenue is recorded based on historical experience. The liability is reviewed during the year and is adjusted, if appropriate, to reflect new product offerings or changes in experience. Actual warranty claims are tracked by product line. Warranty liability was $20 thousand and $26 thousand at December 31, 2012 and 2011, respectively.

Long-Lived Assets

The Company accounts for impairment or disposal of long-lived assets in accordance with accounting standards that address the financial accounting and reporting for the impairment or disposal of long-lived assets, specify how impairment will be measured, and how impaired assets will be classified in the consolidated financial statements. On a quarterly basis, the Company analyzes the status of its long-lived assets at each subsidiary for potential impairment. As of December 31, 2012, the Company does not believe that any of its long-lived assets have suffered any type of impairment that would require an adjustment to that asset’s recorded value.

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

Share-Based Payments

The Company accounts for stock based awards exchanged for employee service in accordance with the stock-based payment accounting guidance. The Company has four share-based employee compensation plans and MTI Micro has two share-based employee compensation plans, all of which are described more fully in Note 13, Stock Based Compensation.

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

The Company has cash deposits in excess of federally insured limits.  The amount of such deposits is essentially all cash at December 31, 2012.

Research and Development Costs

The Company expenses research and development costs as incurred. The Company incurred research and development costs of approximately $1.4 million and $1.5 million, which was primarily related to MTI Instruments, for the years ended December 31, 2012 and 2011, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. The Company incurred advertising costs of approximately $38 thousand and $43 thousand, which was entirely related to MTI Instruments, for the years ended December 31, 2012 and 2011, respectively.

Other Comprehensive Income

The Company had no other comprehensive income (loss) items for the years ended December 31, 2012 and 2011.

Effect of Recent Accounting Pronouncements

Other pronouncements issued by the FASB, or other authoritative accounting standard groups with future effective dates, are either not applicable, or are not expected to be significant to the financial statements of the Company.

3. Accounts Receivable

Accounts receivables consist of the following at December 31:

(dollars in thousands)	2012	2011
U.S. and State Government	$874	$990
Commercial	800	891
Total	$1,674	$1,881

As of December 31, 2012 and 2011, the Company had no allowance for doubtful trade accounts receivable.

4. Inventories

Inventories consist of the following at December 31:

(dollars in thousands)	2012	2011
Finished goods	$265	$310
Work in process	482	211
Raw materials	371	436
Total	$1,118	$957

5. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

	2012	2011
(dollars in thousands)
Leasehold improvements	$954	$1,213
Computers and related software	1,709	2,130
Machinery and equipment	1,390	3,541
Office furniture and fixtures	271	457
	4,324	7,341
Less: Accumulated depreciation	4,195	7,083
	$129	$258

Depreciation expense was $129 thousand and $307 thousand for 2012 and 2011, respectively. Repairs and maintenance expense was $57 thousand and $39 thousand for 2012 and 2011, respectively. In conjunction with the suspension of MTI Micro operations in late 2011, sales of certain surplus equipment on hand were made during 2012.  This resulted in a net gain on sale of $130 thousand.  As of December 31, 2012, all $143 thousand in sales proceeds have been received.

6. Income Taxes

Income tax (expense) benefit for each of the years ended December 31 consists of the following:

	2012	2011
(dollars in thousands)
Federal	$—	$—
State	(6)	13
Deferred	—	1,535
Total	$(6)	$1,548

The significant components of deferred income tax benefit from operations before non-controlling interest for each of the years ended December 31 consists of the following:

	2012	2011
(dollars in thousands)
Deferred tax benefit	$(2,783)	$(402)
Net operating loss carry forward	772	(6,035)
Valuation allowance	2,011	7,972
	$—	$1,535

The Company’s effective income tax rate from operations before non-controlling interest differed from the Federal statutory rate for each of the years ended December 31 as follows:

	2012	2011
Federal statutory tax rate	34%	34%
State taxes, net of federal tax effect	—	(45)
Impact of adjustments to state tax rates	—	3,099
Change in valuation allowance	97	(7,972)
Permanent tax difference on derivative valuation	—	(25)
IRC Section 382 Limitation	—	3,097
Expiring net operating loss	—	3
Adjustment to opening deferred tax balance	(131)	260
Other, net	—	1
Tax Rate	0%	(1,548)%

Pre-tax (loss) income before non-controlling interests was $(2.1) million and $100 thousand for 2012 and 2011, respectively.

Deferred Tax Assets:

Deferred tax assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates. Temporary differences, net operating loss carryforwards and tax credit carryforwards that give rise to deferred tax assets and liabilities are summarized as follows as of December 31:

	2012	2011
(dollars in thousands)
Current deferred tax assets:
Inventory valuation	$120	$84
Inventory capitalization	7	11
Vacation pay	35	57
Warranty and other sale obligations	7	9
Other reserves and accruals	29	111
	198	272
Valuation allowance – current	(182)	(252)
Net current deferred tax assets	$16	$20
Noncurrent deferred tax assets:
Net operating loss	$18,426	$17,654
Property, plant and equipment	51	53
Stock options	173	2,880
Research and development tax credit	450	450
Alternative minimum tax credit	54	54
	19,154	21,091
Valuation allowance – noncurrent	(17,635)	(19,576)
Non-current net deferred tax assets	$1,519	$1,515

As of December 31, 2012, the Company has approximately $450 thousand of research and development tax credit carry forwards, which begin to expire in 2018, and approximately $54 thousand of alternative minimum tax credit carry forwards, which have no expiration date.

Valuation Allowance:

The Company provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur in accordance with accounting standards that address income taxes.  Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. The Company has considered all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items, in determining our valuation allowance. In addition, the Company’s assessment requires us to schedule future taxable income in accordance with accounting standards that address income taxes to assess the appropriateness of a valuation allowance which further requires the exercise of significant management judgment.

As a result of our analyses in 2011, the Company released a portion of our valuation allowance against its deferred tax assets. The partial release of the valuation allowance caused an incremental tax benefit of $1.5 million that was recognized in the fourth quarter of 2011. The release of a portion of the valuation allowance was based upon a recent cumulative income history for MTI and its subsidiary exclusive of MTI Micro (MTI Micro files separate federal and state tax returns) causing the Company to evaluate what portion of the Company's deferred tax assets it believes are more likely than not to be realized. The Company has determined that it continues to expect to generate sufficient levels of pre-tax earnings in the future to realize the net deferred tax assets recorded on the balance sheet at December 31, 2012. The Company has projected such pre-tax earnings utilizing a combination of historical and projected results, taking into consideration existing levels of permanent differences, non-deductible expense and the reversal of significant temporary differences.  The Company needs to generate approximately $225 thousand of taxable income in each year over the next twenty years to ensure the realizability of the approximately $1.5 million of deferred tax assets recorded on the balance sheet at December 31, 2012.

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

The valuation allowance at December 31, 2012 and 2011 was $17.8 million and $19.8 million, respectively.  Activity in the valuation allowance for deferred tax assets is as follows as of December 31:

	2012	2011
(dollars in thousands)
Valuation allowance, beginning of year	$19,828	$27,800
Deductions resulting in income tax benefit	—	(1,535)
Additions charged to other accounts	—	—
Deduction charged to other accounts	(2,011)	(6,437)
Valuation allowance, end of year	$17,817	$19,828

The remaining valuation allowance at December 31, 2012 of $17.8 million primarily relates to net operating losses. The Company will continue to evaluate the ability to realize its deferred tax assets and related valuation allowances on a quarterly basis.

Net operating losses:

At December 31, 2012, the Company has unused Federal net operating loss carry forwards of approximately $69.1 million.

As a result of the conversion of the Bridge Notes in December of 2009, MTI no longer maintained an 80% or greater ownership in MTI Micro. Thus, MTI Micro is no longer included in Mechanical Technology, Incorporated and Subsidiaries' consolidated federal and combined New York State tax returns, effective December 9, 2009. Pursuant to the Internal Revenue Service's consolidated tax return regulations (IRS Regulation Section 1.1502-36), upon MTI Micro leaving the Mechanical Technology, Incorporated and Subsidiaries’ consolidated group, MTI has elected to reduce a portion of its stock tax basis in MTI Micro by "reattributing" a portion of MTI Micro's net operating loss carryforwards to MTI, for an amount equivalent to its built in loss in MTI's investment in MTI Micro's stock. As the result of MTI making this election with its December 31, 2009 tax return, MTI reattributed approximately $45.2 million of MTI Micro's net operating losses (reducing its tax basis in MTI Micro's stock by the same amount), leaving MTI Micro with approximately $13 million of separate company net operating loss carry forwards at the time of conversion of the Bridge Notes.

As of December 31, 2012, it is estimated that MTI has net operating loss carryforwards of approximately $52.4 million and MTI Micro has net operating loss carryforwards of approximately $16.7 million. Of the Company’s carry forwards, $1.3 million represents windfall tax benefits from stock option transactions, the tax effect of which are not included in the Company’s net deferred tax assets.

In addition, a formal Section 382 study was performed for both the Company and MTI Micro. The Company's and/or its subsidiaries’ ability to utilize their net operating loss carryforwards may be significantly limited by Section 382 of the IRC of 1986, as amended, if the Company or any of its subsidiaries undergoes an “ownership change” as a result of changes in the ownership of the Company's or its subsidiaries’ outstanding stock pursuant to the exercise of the warrants or otherwise. A corporation generally undergoes an “ownership change” when the ownership of its stock, by value, changes by more than 50 percentage points over any three-year testing period. In the event of an ownership change, IRC Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change net operating loss carryforwards and certain recognized built-in losses. As of December 31, 2012, the Company does not appear to have had an ownership change for IRC Section 382 purposes. However, as a result of MTI Micro’s issuance of stock between 2009 and 2011, MTI Micro has had an ownership change for IRC Section 382 purposes which places limitations on the utilization of MTI Micro’s separate company net operating loss carryforwards. MTI Micro’s net operating losses have been reduced by $14.6 million. This net operating loss limited by IRC Section 382 is not reflected in the Company’s deferred tax asset as of December 31, 2012 and 2011.

There were no expirations of net operating losses in 2012. The remaining Federal net operating loss carry forwards, if unused, will continue to expire beginning in 2020 for the Company, and 2022 for MTI Micro.

Unrecognized tax benefits:

A reconciliation of the beginning and ending amount of unrecognized tax benefits in accordance with accounting standards that address income taxes for 2012 and 2011 is as follows:

	2012	2011
(dollars in thousands)
Balance as of January 1,	$1,186	$1,186
Deductions for settlements	—	—
Balance as of December 31,	$1,186	$1,186

In future periods, if $1.2 million of these unrecognized benefits become supportable, the Company may not recognize a change in its effective tax rate as long as it remains in a partial valuation allowance position. Additionally the Company does not have uncertain tax positions that it expects will increase or decrease within twelve months of this reporting date.  In accordance with the Company’s accounting policy, it recognizes interest and penalties related to uncertain tax positions as a component of tax expense. This policy did not change as a result of the adoption of accounting guidance for uncertain tax positions. The Company did not recognize any interest or penalties in 2012 and 2011. For both December 31, 2012 and 2011, the Company had $0 of accrued interest and penalties related to uncertain tax positions.

The Company files income tax returns, including returns for its subsidiaries, with federal and state jurisdictions. The Company is no longer subject to IRS or NYS examinations for its federal and state returns for any periods prior to 2009, although carryforward attributes that were generated prior to 2009 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period.

7. Accrued Liabilities

Accrued liabilities consist of the following at December 31:

	2012	2011
(dollars in thousands)
Salaries, wages and related expenses	$309	$593
Liability to shareholders for previous acquisition	363	363
Legal and professional fees	126	126
Warranty and other sale obligations	20	26
Commissions	31	21
Other	199	109
	$1,048	$1,238

8. Fair Value Measurement

In determining the appropriate levels, the Company performs a detailed analysis of financial assets and liabilities.  At each reporting period, all assets and liabilities for which the fair value measurements are based upon significant unobservable inputs were classified as Level 3. The derivative liability was valued using the Black-Scholes Option Pricing Model which is based upon unobservable inputs.  The derivative liability was $0 as of December 31, 2012 and December 31, 2011. The Company had no Level 1 and no Level 2 assets and liabilities as of December 31, 2012 and December 31, 2011.

The following is a rollforward of Level 3 fair value instruments for the year ended December 31, 2011:

(Dollars in thousands)
		Total (Gains) /
	Beginning	Losses	Purchases,	Ending Balance as
	Balance as of	Realized and	Issuances, Sales	of December 31,
Instrument	Jan. 1, 2011	Unrealized	and Settlements	2011
Derivative liability	$73	$(73)	$—	$—
Total Level 3 instruments	$73	$(73)	$—	$—

9. Stockholders’ Equity

Common Stock

The Company has one class of common stock, par value $.01.  Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders.  As of December 31, 2012 and 2011 there were 5,256,883 and 5,254,883 shares of common stock issued and outstanding, respectively.

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

Warrants Issued

On December 20, 2006, the Company issued warrants to investors to purchase 378,472 shares of the Company’s common stock at an exercise price of $18.16 per share. The warrants became exercisable on June 20, 2007 and expired on December 19, 2011. These warrants were fair valued by the Company until the expiration of the warrants. The fair value of the warrants at December 31, 2011  was $0.

Reservation of Shares

The Company has reserved common shares for future issuance as follows as of December 31, 2012:

Stock options outstanding	305,744
Common stock available for future equity awards or issuance of options	437,500

Number of common shares reserved	743,244

10. Issuance of Common Stock, Warrants and Stock Options by MTI Micro

MTI Micro was formed on March 26, 2001, and, as of December 31, 2012, the Company owned approximately 47.6% of MTI Micro’s outstanding common stock, or 75,049,937 shares, and 53.3% of the common stock and warrants issued, which includes 32,904,136 warrants outstanding. The number of shares of MTI Micro common stock authorized for issuance is 240,000,000 as of December 31, 2012.

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

The following table represents changes in ownership between the Company and non-controlling interests (NCI) in common shares of MTI Micro:

		MTI		Non Controlling Interests
	Average		Ownership		Ownership
	Price	Shares	%	Shares	%	Total Shares

Balance at 12/31/10		75,049,937	50.6	73,325,490	49.4	148,375,427

Stock issued under Purchase Agreement, 2011	$0.07			1,619,043		1,619,043

Balance after Purchase Agreement		75,049,937	50.04	74,944,533	49.97	149,994,470

Stock issued under Amendment No. 1	$0.07			6,428,574		6,428,574

Stock issued under Amendment No. 2	$0.07			1,200,000		1,200,000

Balance at 12/31/11		75,049,937	47.61	82,573,107	52.39	157,623,044

Balance at 12/31/12		75,049,937	47.61	82,573,107	52.39	157,623,044

Reservation of Shares

MTI Micro has reserved common shares for future issuance, broken down between the Company and NCI, as follows as of December 31, 2012:

	MTI	NCI	Total
Stock options outstanding	—	1,530,040	1,530,040
Warrants outstanding	32,904,136	12,196,411	45,100,547
Number of shares reserved for outstanding options and warrants	32,904,136	13,726,451	46,630,587

During the year ended December 31, 2012, there were 23,594,180 option cancellations.  MTI Micro has 36,472,960 stock options available for issuance as of December 31, 2012.

As of December 31, 2012, the Company owned an aggregate of approximately 47.6% of the outstanding shares of MTI Micro or 53.3% of the outstanding common stock and warrants issued of MTI Micro, and Dr. Robb and Counter Point owned approximately 45.2% and 5.1%, respectively, of the outstanding shares of MTI Micro or 40.3% and 4.3%, respectively of the outstanding common stock and warrants issued of MTI Micro.

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

11. Retirement Plan

The Company maintains a voluntary savings and retirement plan under IRC Section 401(k) covering substantially all employees. Employees must complete six months of service and have attained the age of twenty-one prior to becoming eligible for participation in the plan. The Company plan allows eligible employees to contribute a percentage of their compensation on a pre-tax basis and the Company matches employee contributions dollar for dollar up to a discretionary amount, currently 4%, of the employee’s salary, subject to annual tax deduction limitations. Company matching contributions vest at a rate of 25% annually for each year of service completed. Company matching contributions were $92 thousand and $99 thousand for 2012 and 2011, respectively. The Company may also make additional discretionary contributions in amounts as determined by management and the Board of Directors. There were no additional discretionary contributions by the Company for the years 2012 or 2011.

12. Income (Loss) per Share

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations for continuing operations for the years ended December 31:

	2012	2011
(dollars in thousands, except shares)
Numerator:
Net (loss) income	$(2,086)	$2,386
Denominator:
Basic EPS:
Common shares outstanding, beginning of period	5,254,883	4,771,658
Weighted average common shares issued during the period	1,344	230,276
Denominator for basic earnings per common shares —
Weighted average common shares	5,256,227	5,001,934
Diluted EPS:
Common shares outstanding, beginning of period	5,254,883	4,771,658
Weighted average common shares issued during the period	1,344	230,276
Denominator for diluted earnings per common shares -
Weighted average common shares	5,256,227	5,001,934

Not included in the computation of earnings per share-assuming dilution for the year ended December 31, 2012 were options to purchase 305,744 shares of the Company’s common stock. These potentially dilutive items were excluded because the Company incurred a loss for this period and their inclusion would be anti-dilutive.

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

13. Stock Based Compensation

MTI Option Plans

Stock-based incentive awards are provided to employees and directors under the terms of the Company’s 1996 Stock Incentive Plan (1996 Plan), 1999 Employee Stock Incentive Plan (1999 Plan), 2006 Equity Incentive Plan (2006 Plan), which was amended and restated effective June 30, 2011 and September 16, 2009 and 2012 Equity Incentive Plan (the 2012 Plan), (collectively, the Plans). Awards under the Plans have generally included at-the-money options and restricted stock grants.

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

The 2006 Plan was adopted by the Company’s Board of Directors on March 16, 2006 and approved by stockholders on May 18, 2006. The plan was amended and restated by the Board of Directors effective September 16, 2009 and June 30, 2011. The September 16, 2009 Amended and Restated 2006 Equity Incentive Plan increased the initial aggregate number of 250,000 shares of common stock which may be awarded or issued to 600,000, and the June 30, 2011 Amended and Restated 2006 Equity Incentive Plan increased the aggregate number of shares of common stock which may be awarded or issued to 1,200,000. The number of shares which may be awarded under the 2006 Plan and awards outstanding has been adjusted for stock splits and other similar events. Under the 2006 Plan, the Board of Directors is authorized to issue stock options, stock appreciation rights, restricted stock, and other stock-based incentives to officers, employees and others.  In connection with seeking stockholder approval of the 2012 Plan, the Company agreed not to make further awards under the 2006 Plan.

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

The 2012 Plan was adopted by the Company’s Board of Directors on April 14, 2012 and approved by stockholders on June 14, 2012. The 2012 Plan provides an initial aggregate number of 600,000 shares of common stock which may be awarded or issued. The number of shares which may be awarded under the 2012 Plan and awards outstanding can be subject to adjustment on account of any recapitalization, reclassification, stock split, reverse stock split and other dilutive changes in Common Stock. Under the 2012 Plan, the Board of Directors is authorized to issue stock options (incentive and nonqualified), stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisors of the Company and its subsidiaries. Incentive stock options may only be granted to employees of the Company and its subsidiaries.

Stock-based compensation expense for the year ended December 31, 2012 was generated from stock option awards. Stock options are awards which allow holders to purchase shares of the Company’s common stock at a fixed price. Under the 2012 Plan, stock options issued to employees generally vest 25% over four years. Options issued to non-employee members of the MTI Board of Directors generally vest 25% over four years. Certain options granted may be fully or partially exercisable immediately, may vest on other than a four year schedule or vest upon attainment of specific performance criteria. Restricted stock awards generally vest one year after the date of grant; however, certain awards may vest immediately or vest upon attainment of specific performance criteria. Option exercise prices are generally equivalent to the closing market value price of the Company’s common stock on the date of grant. Unexercised options generally terminate ten years after date of grant.

The Company estimates the fair value of stock options using a Black-Scholes valuation model. Key inputs and assumptions used to estimate the fair value of stock options include the grant price of the award, the expected option term, volatility of the Company’s stock, an appropriate risk-free rate, and the Company’s dividend yield. Estimates of fair value are not intended to predict actual future events or the value ultimately realized by employees who receive equity awards, and subsequent events are not indicative of the reasonableness of the original estimates of fair value made by the Company. The Company’s estimate of an expected option term was calculated in accordance with the simplified method for calculating the expected term assumption.

During 2012, the Company granted 2,000 shares of the Company’s common stock from the 2006 Plan, which immediately vested and the stock was issued to the holder. The shares were granted from the 2006 Plan before the 2012 Plan was approved by the shareholders. The fair value of this grant was $0.31 per share and was based on the closing market price of the Company’s common stock on the date of grant.

During 2012, the Company granted 224,500 options to purchase the Company’s common stock from the 2012 Plan, which generally vest 25% on each of the first four anniversaries of the date of the award. The exercise price of these grants was $0.29 per share and was based on the closing market price of the Company’s common stock on the dates of grant.  Using a Black-Scholes Option Pricing Model, the weighted average fair value of these options was $0.27 per share and was estimated at the date of grant.  During   2012, 62,000 options of the 2012 grants were cancelled before vesting occurred.

The following table presents the weighted-average assumptions used for options granted under the 2012 Plan:

2012
Option term (years)	4.73
Volatility	183.56%
Risk-free interest rate	0.71%
Dividend yield	0%
Weighted-average fair value per option granted	$0.27

During 2011, the Company granted 483,225 shares of restricted stock, which immediately vested and the stock was issued to the holders. The fair value of these grants was based on the closing market price of the Company’s common stock on the date of grant.  The weighed average fair value of these grants was $0.62 per share.

There were no stock options granted during 2011.

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

Total share-based compensation expense, related to all of the Company’s share-based awards, recognized for the years ended December 31, was comprised as follows:

	2012	2011
(dollars in thousands, except eps)
Unfunded research and product development	$3	$18
Selling, general and administrative	25	370
Share-based compensation expense	$28	$388
Impact on basic and diluted EPS	$0.005	$0.08

Total unrecognized compensation costs related to non-vested awards as of December 31, 2012 is $42 thousand, and is expected to be recognized over a weighted-average remaining vesting period of approximately 3.30 years.

As a result of the amendments in 2011 and 2009 of the 2006 Plan, 600,000 and 350,000 additional shares were made available for granting, respectively. Presented below is a summary of the Company’s stock option plans’ activity for the years ended December 31:

	2012	2011
Shares under option, beginning	797,437	878,986
Granted	226,500	—
Exercised	(2,000)	—
Forfeited	(272,827)	(4,851)
Expired/canceled	(443,366)	(76,698)
Shares under option, ending	305,744	797,437
Options exercisable	137,436	719,229
Remaining shares available for granting of options	437,500	261,601

The weighted average exercise price for the Plans is as follows for each of the years ended December 31:

	2012	2011
Shares under option, beginning	10.56	11.41
Granted	0.29	—
Exercised	—	—
Forfeited	1.00	3.23
Expired/canceled	17.12	20.73
Shares under option, ending	2.05	10.56
Options exercisable, ending	4.17	11.63

The following table summarizes information for options outstanding and exercisable for the Plans as of December 31, 2012:

Outstanding Options				Options Exercisable
		Weighted Average	Weighted		Weighted
Exercise		Remaining	Average		Average
Price Range	Number	Contractual Life	Exercise Price	Number	Exercise Price
$0.00 - $1.15	258,038	8.84	$0.40	89,730	$0.57
$1.16 - $3.60	24,000	6.87	$1.40	24,000	$1.40
$3.61 - $14.24	8,564	1.28	$10.55	8,564	$10.55
$14.25 - $22.64	9,950	0.91	$19.16	9,950	$19.16
$22.65 - $33.36	2,815	1.57	$32.24	2,815	$32.24
$33.37 - $50.24	2,377	1.47	$49.32	2,377	$49.32
	305,744	8.10	$2.05	137,436	$4.17

The aggregate intrinsic value (i.e. the difference between the closing stock price and the price to be paid by the option holder to exercise the option) is $0 for the Company’s outstanding options and $0 for the exercisable options as of December 31, 2012. The amounts are based on the Company’s closing stock price of $0.17 as of December 31, 2012.

There were no unvested restricted stock grants for the year ended December 31, 2012 and 2011.

Non-vested options activity is as follows for each of the years ended December 31:

	2012	2012
	Options	Weighted Average Exercise Price
Non-vested options balance, beginning January 1	75,291	$0.75
Non-vested options granted	226,500	$0.29
Vested options	(41,492)	$0.61
Non-vested options forfeited	(91,991)	$0.48
Non-vested options balance, ending December 31	168,308	$0.31

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

There were no stock options granted in 2012 and 2011. Options generally vest 50% on the grant date and 50% ratably on a quarterly basis over the next three years. The fair value of stock options granted was estimated at the date of grant using a Black-Scholes Option Pricing Model. Share-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, therefore, awards are reduced for estimated forfeitures.  The accounting standard requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has assumed a forfeiture rate of 5% for its outstanding grants.

Presented below is a summary of compensation expense, which is included in the summary of the Company’s compensation expense under all share-based awards above, for the MTI Micro Plans:

	2012	2011
(dollars in thousands)
Stock option compensation expense	$144	$273
Total stock-based compensation expense	$144	$273

Total unrecognized compensation costs related to non-vested awards as of December 31, 2012 is $3 thousand.

Presented below is a summary of the MTI Micro Plans activity for the years ended December 31:

	2012	2011
Shares under option, beginning	25,124,220	33,050,720
Granted	—	—
Exercised	—	—
Canceled/Forfeited	(23,594,180)	(7,926,500)
Shares under option, ending	1,530,040	25,124,220
Options exercisable	1,418,960	20,040,419
Remaining shares available for granting of options	36,472,960	12,882,780

The weighted average exercise price for the MTI Micro Plans is as follows for each of the years ended December 31:

	2012	2011
Shares under option, beginning	$0.07	$0.07
Granted	—	—
Exercised	—	—
Canceled/Forfeited	0.07	0.07
Shares under option, ending	0.07	0.07
Options exercisable, ending	0.07	0.07

The weighted average fair value of stock options granted is required to be based on a theoretical statistical model using the preceding Black-Scholes Option Pricing Model assumptions.

The following table summarizes information for options outstanding and exercisable for the MTI Micro Plans as of December 31, 2012:

Outstanding Options				Options Exercisable
		Weighted Average	Weighted		Weighted
Exercise		Remaining	Average		Average
Price Range	Number	Contractual Life	Exercise Price	Number	Exercise Price
$0.07 - $2.54	1,527,040	7.23	$0.07	1,415,960	$0.07
$2.55 - $3.79	1,000	0.25	$2.55	1,000	$2.55
$3.80 - $4.65	—	—	$—	—	$—
$4.66 - $4.66	2,000	1.25	$4.66	2,000	$4.66
	1,530,040	7.23	$0.07	1,418,960	$0.07

14. Cash Flows — Supplemental Information

Cash paid for interest on the line of credit was $1 thousand during the year ended December 31, 2012.

15. Derivatives

The Company had no outstanding derivative financial instruments as of December 31, 2012 and 2011.

Warrant Derivative to Purchase MTI Common Stock: The 378,472 warrants issued during the Company’s December 2006 capital raise were legally freestanding, detachable and transferable by the holders. The features of the warrants allowed both straight cash exercises as well as cashless exercises. Due primarily to a stipulation in the warrant agreement which allowed a potential cash settlement with the holders if the Company was acquired by, or merged with a private company, these warrants were classified as an asset/liability derivative in accordance with the accounting guidance. The estimated fair value of these warrants at the date issued was $18.16 per share, using a Black-Scholes Option Pricing Model and assumptions similar to those used for valuing the Company’s employee share-based compensation. The warrants became exercisable on June 20, 2007.

The fair value of the derivative was recorded in the “Derivative liability” line on the consolidated financial statements and was valued quarterly using the Black-Scholes Option Pricing Model until their expiration on December 19, 2011. The Company recognized changes in fair value in its Consolidated Statements of Operations in the line titled “Gain (loss) on derivatives.”

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

In January 2013, an action has been commenced and is pending in the State of New York Supreme Court in Albany County upon a complaint of the plaintiff, Berkshire Bank, against Kingfisher, LLC; Edward L. Hoe, Jr.; Mechanical Technology, Incorporated; MTI MicroFuel Cells Inc.; Xcelaero Corporation; Regional Emergency Medical Services Council of the Hudson-Mohawk Valleys, Inc.; Inverters Unlimited Inc.; and John Doe No. 1 through John Doe No. 15 (the named defendants) for the foreclosure of the mortgaged premises located at 431 New Karner Road, Town of Colonie, County of Albany, New York. The Company and MTI Micro are named party defendants to this action by virtue of their possession of a portion of the mortgaged premises, and the fact that they have, or claim to have, a leasehold or other possessory interest in a portion of the mortgaged premises. Accordingly, while there continues to be on-going discussions between the parties, we believe that it is too early to determine (i) whether there is likely exposure to an adverse outcome and (ii) whether or not the probability of an adverse outcome is more than remote.

We do not believe there are any such additional proceedings presently pending which could have a material adverse effect on our financial condition.

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

Future minimum rental payments required under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2012 are $282 thousand in 2013 and $263 thousand in 2014. Rent expense under all leases was $323 thousand and $307 thousand for 2012 and 2011, respectively. Rent expense was reduced during the year ended December 31, 2011 as a result of the Supplemental Lease Extension and Modification Agreement dated September 29, 2011 between Kingfisher, LLC and MTI Micro.

Licenses

Under a 2002 NYSERDA contract, MTI Micro agreed to pay NYSERDA a royalty of 5.0% of the sales price of any product sold incorporating IP developed pursuant to the NYSERDA contract. If the product is manufactured by a New York State manufacturer, this royalty is reduced to 1.5%. Total royalties are subject to a cap equal to two times the total contract funds paid by NYSERDA to MTI Micro, and may be reduced to reflect any New York State jobs created by MTI Micro. As of December 31, 2012 and 2011, there are no amounts accrued in the consolidated balance sheets related to this royalty provision.

Under the 2010 NYSERDA contract, MTI Micro agreed to pay NYSERDA a royalty of 5.0% of the sales price of any product sold incorporating IP developed pursuant to the NYSERDA contract. The obligation commences on the first date of the first sale of these products and is in place for fifteen years. Total royalties are subject to a cap equal to three times the total contract funds paid by NYSERDA to MTI Micro. However, if the product is manufactured by a New York State manufacturer, this royalty is reduced to 1.5% and total royalties are subject to a cap equal to one times the total contract funds paid by NYSERDA to MTI Micro. As of December 31, 2012 and 2011, there are no amounts accrued in the consolidated balance sheets related to this royalty provision.

Employment Agreement

The Company has an employment agreement with one employee that provides certain payments upon termination of employment under certain circumstances, as defined in the applicable agreements. As of December 31, 2012, the Company’s potential minimum obligation to this employee was approximately $59 thousand.

Royalty Commitment

On January 28, 2010, MTI Instruments entered into an Asset Purchase and Sale Agreement with Ernest F. Fullam, Inc., Peter Fullam and Diane Fullam to acquire the tensile stage line of products from Ernest F. Fullam, Inc, a pioneering microscopy accessories company from Clifton Park, NY. MTI Instruments purchased machinery, inventory and the rights to use the Fullam/MTI Instruments product name. Additionally, commencing with the calendar quarter ending March 31, 2010 and ending at the close of the calendar quarter ending December 31, 2012, MTI Instruments will pay Ernest F. Fullam, Inc. a royalty equal to 5% of the Gross Sales achieved on specific Fullam products. Royalty expense related to this agreement was $20 thousand and $10 thousand for the years ended December 31, 2012 and 2011, respectively. There will be no further royalties under this agreement after December 31, 2012.

17. Related Party Transactions

Equity Investments for MTI Micro

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

As of December 31, 2012, the Company owned an aggregate of approximately 47.6% of the outstanding shares of MTI Micro or 53.3% of the outstanding common stock and warrants issued of MTI Micro, and Dr. Robb and Counter Point owned approximately 45.2% and 5.1%, respectively of the outstanding shares of MTI Micro or 40.3% and 4.3%, respectively of the outstanding common stock and warrants issued of MTI Micro.

On December 9, 2011, MTI Instruments purchased laboratory and computer equipment from MTI Micro for a total of $84 thousand, which was funded by the Company.

Consulting Services

During 2012, the Company paid $80 thousand to Loudon Advisors for Kevin Lynch’s services as the Acting Chief Executive Officer of the Company.

18. Geographic and Segment Information

The Company sells its products on a worldwide basis with its principal markets listed in the table below where information on product revenue and funded research and development revenue is summarized by geographic area for the Company as a whole for each of the years ended December 31:

	2012	2011
(dollars in thousands)
Product revenue:
United States	$3,684	$6,856
Singapore, included in Asia for 2012	—	1,066
Asia	1,578	1,411
Australia & Oceania	57	39
Europe	466	719
Middle East	23	35
North America	72	150
South America	20	4
Total product revenue	$5,900	$10,280

Funded research and development revenue:
United States	$—	$13
Total funded research and development revenue	$—	$13
Total revenue	$5,900	$10,293

Revenues are attributed to regions based on the location of customers.

Long-lived assets of $129 thousand and $258 thousand at December 31, 2012 and 2011, respectively consist of property, plant and equipment all located within the United States of America.

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

Total product revenues contributed of the Test and Measurement Instrumentation products segment and their percentage of total product revenues for each of the years ended December 31 are shown below:

	2012		2011
	Sales	%	Sales	%
(dollars in thousands)
Balancing Systems	$2,508	42.5%	$5,359	52.1%
Precision Instruments	2,813	47.7	3,983	38.8
Semiconductor and Solar Metrology	579	9.8	938	9.1
Total	$5,900	100.0%	$10,280	100.0%

In the Test and Measurement Instrumentation segment, the U.S. Air Force accounted for $1.3 million or 22.3% of total revenue in 2012 and $2.3 million or 22.4% of total product revenue in 2011. The largest commercial customer in 2012 was an Asian distributor, who accounted for $406 thousand or 6.9% of total product revenue in 2012. The largest commercial customer in 2011 was an Asian distributor, who accounted for $1.1 million or 10.7% of total product revenue in 2011.

In the New Energy segment, the DOE accounted for $6 thousand or 49.7% of total funded research and development revenue in 2011.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. The “Other” column includes corporate related items and items such as income taxes or unusual items, which are not allocated to reportable segments. The “Reconciling Items” column includes non-controlling interests in a consolidated entity. In addition, segments’ non-cash items include any depreciation in reported profit or loss. The New Energy segment figures include the Company’s direct micro fuel cell operations.  As a result of the suspension of the MTI Micro operations in late 2011, the New Energy segment will continue to be included in these tables as long as they remain in our consolidated operations.

(dollars in thousands)	Test and Measurement Instrumentation	New Energy	Other	Reconciling Items	Condensed Consolidated Totals

Year Ended December 31, 2012
Product revenue	$5,900	$—	$—	$—	$5,900
Research and product development expenses (income)	1,365	(1)	—	—	1,364
Selling, general and administrative expenses	1,908	160	1,745	—	3,813
Segment loss from operations before income taxes and non-controlling interest	(1,069)	(5)	(1,009)	—	(2,083)
Segment (loss) profit	(1,069)	(5)	(1,015)	3	(2,086)
Total assets	2,902	105	1,838	—	4,845
Capital expenditures	17	—	—	—	17
Depreciation	94	33	2	—	129

(dollars in thousands)	Test and Measurement Instrumentation	New Energy	Other	Reconciling Items	Condensed Consolidated Totals
Year Ended December 31, 2011
Product revenue	$10,280	$—	$—	$—	$10,280
Funded research and development revenue	—	13	—	—	13
Research and product development expenses	1,243	223	—	—	1,466
Selling, general and administrative expenses	2,306	993	1,695	—	4,994
Segment profit (loss) from operations before income taxes and non-controlling interest	2,476	(1,460)	(916)	—	100
Segment profit (loss)	2,476	(1,462)	634	738	2,386
Total assets	3,038	173	3,191	—	6,402
Capital expenditures	170	—	5	—	175
Depreciation	90	210	7	—	307

The following table presents the details of “Other” segment (loss) profit for each of the years ended December 31:

	2012	2011
(dollars in thousands)
Corporate and other (expenses) income:
Depreciation	$(2)	$(7)
Salaries and benefits	(899)	(984)
Gain on derivatives	—	73
Income tax (expense) benefit	(6)	1,550
Other (expense) income, net	(108)	2
Total (expense) income	$(1,015)	$634

19. Line of Credit

On September 20, 2011, MTI Instruments entered into a working capital line of credit with First Niagara Bank, N.A.  Pursuant to the Demand Grid Note, MTI Instruments may borrow from time to time up to $400 thousand to support its working capital needs. The note is payable upon demand, and the interest rate on the note is equal to the prime rate with a floor of 4.0% per annum. The note is secured by a lien on all of the assets of MTI Instruments and is guaranteed by the Company. The line of credit was renewed on May 7, 2012. The line of credit is subject to a review date of June 30, 2013. Under the line of credit, MTI Instruments is required to hold a line balance of $0 for 30 consecutive days out during each consecutive year.  As of December 31, 2012 and December 31, 2011, there were no amounts outstanding under the line of credit.  Total interest expense was $1 thousand for the year ended December 31, 2012.

20. Subsequent Events

The Company has evaluated subsequent events and transactions through the date of this filing for potential recognition or disclosure in the consolidated financial statements and has noted the following:

In January 2013, an action has been commenced and is pending in the State of New York Supreme Court in Albany County upon a complaint of the plaintiff, Berkshire Bank, against Kingfisher, LLC; Edward L. Hoe, Jr.; Mechanical Technology, Incorporated; MTI MicroFuel Cells Inc.; Xcelaero Corporation; Regional Emergency Medical Services Council of the Hudson-Mohawk Valleys, Inc.; Inverters Unlimited Inc.; and John Doe No. 1 through John Doe No. 15 (the named defendants) for the foreclosure of the mortgaged premises located at 431 New Karner Road, Town of Colonie, County of Albany, New York. The Company and MTI Micro are named party defendants to this action by virtue of their possession of a portion of the mortgaged premises, and the fact that they have, or claim to have, a leasehold or other possessory interest in a portion of the mortgaged premises. Accordingly, while there continues to be on-going discussions between the parties, we believe that it is too early to determine (i) whether there is likely exposure to an adverse outcome and (ii) whether or not the probability of an adverse outcome is more than remote.

Peng K. Lim, the Company’s former Chief Executive Officer ended his employment on September 10, 2012.  Subsequently, the Company and Mr. Lim entered into an Agreement and Release (the Agreement) effective March 1, 2013.  Pursuant to the Agreement, Mr. Lim resigned as Chief Executive Officer and from the Company’s Board of Directors effective September 10, 2012.  Mr. Lim resigned as a director to pursue a new business venture in the consumer electronics industry.  The Company and Mr. Lim agreed to general releases from liability and customary restrictive covenants, and the Company agreed to pay Mr. Lim’s attorneys’ fees of $30 thousand.  Mr. Lim will not receive any other compensation.