Form 10-Q
period 2013-03-31
MECHANICAL TECHNOLOGY INC
filed 2013-05-07
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 ______________

FORM 10-Q

______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2013

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12B-2 of the Act). Yes ☐No☒
The number of shares of common stock, par value of $0.01 per share, outstanding as of May 1, 2013 was 5,256,883.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mechanical Technology, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012

(Dollars in thousands, except per share)	March 31,	December 31,
	2013	2012
Assets
Current Assets:
Cash	$933	$289
Accounts receivable	892	1,674
Inventories	914	1,118
Deferred income taxes, net	15	16
Prepaid expenses and other current assets	92	100
Total Current Assets	2,846	3,197
Deferred income taxes, net	1,520	1,519
Property, plant and equipment, net	146	129
Total Assets	$4,512	$4,845

Liabilities and Equity
Current Liabilities:
Accounts payable	$465	$208
Accrued liabilities	898	1,048
Deferred revenue	80	591
Total Current Liabilities	1,443	1,847

Commitments and Contingencies (Note 11)
Equity:
Common stock, par value $0.01 per share, authorized 75,000,000; 6,261,975 issued in both 2013 and 2012	63	63
Additional paid-in capital	135,566	135,561
Accumulated deficit	(122,097)	(122,183)
Common stock in treasury, at cost, 1,005,092 shares in both 2013 and 2012	(13,754)	(13,754)
Total MTI stockholders’ deficit	(222)	(313)
Non-controlling interest	3,291	3,311
Total Equity	3,069	2,998
Total Liabilities and Equity	$4,512	$4,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mechanical Technology, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2013 and 2012

(Dollars in thousands, except per share)	Three Months Ended
	March 31,
	2013	2012

Product revenue	$2,200	$1,204
Operating costs and expenses:
Cost of product revenue	976	578
Unfunded research and product development expenses	340	373
Selling, general and administrative expenses	819	1,092
Operating income (loss)	65	(839)
Other income, net	—	3
Income (loss) before income taxes and non-controlling interest	65	(836)
Income tax benefit	1	—
Net income (loss)	66	(836)
Plus: Net loss attributed to non-controlling interest	20	14
Net income (loss) attributed to MTI	$86	$(822)

Income (loss) per share attributable to MTI (Basic and Diluted)	$0.02	$(0.16)
Weighted average shares outstanding (Basic and Diluted)	5,256,883	5,254,883

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
Condensed Consolidated Statements of Changes in Equity
For the Year Ended December 31, 2012
and the Three Months Ended March 31, 2013 (Unaudited)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Shares	Amount	Total MTI Stockholders’ Equity (Deficit)	Non-Controlling Interest (NCI)	Total Equity

January 1, 2012	6,259,975	$63	$135,389	$(120,097)	1,005,092	$(13,754)	$1,601	$3,314	$4,915

Net loss attributed to MTI	-	-	-	(2,086)	-	-	(2,086)	-	(2,086)

Stock based compensation	-	-	171	-	-	-	171	-	171

Issuance of shares – common stock	2,000	-	1	-	-	-	1	-	1

Net loss attributed to NCI	-	-	-	-	-	-	-	(3)	(3)

December 31, 2012	6,261,975	$63	$135,561	$(122,183)	1,005,092	$(13,754)	$(313)	$3,311	$2,998

Net income attributed to MTI	-	-	-	86	-	-	86	-	86

Stock based compensation	-	-	5	-	-	-	5	-	5

Net loss attributed to NCI	-	-	-	-	-	-	-	(20)	(20)

March 31, 2013	6,261,975	$63	$135,566	$(122,097)	1,005,092	$(13,754)	$(222)	$3,291	$3,069

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2013 and 2012

(Dollars in thousands)	Three Months Ended March 31,
	2013	2012
Operating Activities
Net income (loss)	$66	$(836)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	24	38
Gain on disposal of equipment	—	(5)
Stock based compensation	5	58
Changes in operating assets and liabilities:
Accounts receivable	782	1,220
Inventories	204	(50)
Prepaid expenses and other current assets	8	18
Accounts payable	257	(14)
Deferred revenue	(511)	—
Accrued liabilities	(150)	(119)
Net cash provided by operating activities	685	310
Investing Activities
Purchases of equipment	(41)	(3)
Proceeds from sale of equipment	—	2
Net cash used in investing activities	(41)	(1)
Increase in cash	644	309
Cash – beginning of period	289	1,669
Cash – end of period	$933	$1,978

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

MTI Micro was incorporated in Delaware on March 26, 2001, and, until its operations were suspended in late 2011, had been developing Mobion®, a handheld energy-generating device to replace current lithium-ion and similar rechargeable battery systems in many handheld electronic devices for the military and consumer markets. Although MTI Micro continues to believe in the potential of its Mobion® based power solutions, operations continue to remain suspended at MTI Micro until such time as market demand and other deciding factors, including obtaining additional external financing, the successful completion of customer trials, a new development program with a government agency, and/or a customer order, come to fruition. MTI Micro will continue to seek additional capital from external sources to resume operations and fund future development, as warranted. If MTI Micro is unable to secure additional financing, a new development program or customer order, the MTI Micro Board of Directors will assess other options for MTI Micro, including the sale of its intellectual property portfolio and/or remaining assets. As of March 31, 2013, the Company owned approximately 47.6% of MTI Micro’s outstanding common stock.

Liquidity

The Company has incurred significant losses primarily due to its past efforts to fund MTI Micro’s direct methanol fuel cell product development and commercialization programs, and has an accumulated deficit of approximately $122.1 million and working capital of approximately $1.4 million at March 31, 2013. The Company suspended operations at MTI Micro in late 2011.

The Company restructured the operations of the Company during the second half of 2012, which included the departure of its then CEO, staffing adjustments to its MTI Instrument’s sales force and reduction in MTI Instrument’s production and development personnel.

This restructuring is expected to yield cash flow savings of approximately $1.0 million annually.  Based on the Company’s projected cash requirements for operations and capital expenditures for 2013, its current available cash of approximately $933 thousand, the $400 thousand available from its existing line of credit at MTI Instruments, current cash flow requirements and revenue and expense projections, management believes it will have adequate resources to fund operations and capital expenditures for at least the next twelve months.

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

2.             Basis of Presentation

In the opinion of management, the Company’s condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the periods presented in accordance with United States of America Generally Accepted Accounting Principles (U.S. GAAP) and with the instructions to Form 10-Q in Article 10 of the Securities and Exchange Commissions (SEC) Regulation S-X.  The results of operations for the interim periods presented are not necessarily indicative of results for the full year.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2012 has been derived from the Company’s audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2013 and March 31, 2012.

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

The Company's analysis to determine the primary beneficiary of MTI Micro focused primarily on determining which variable interest holder has the power to direct the activities that would have the most significant impact on the financial performance of MTI Micro. MTI Micro is governed by its own board of directors and significant decisions are determined by a majority vote of this board. MTI does not have control of the MTI Micro board of directors; however, at this time, the Company’s board of directors and the MTI Micro board of directors consist of the same members. Under the Articles of Incorporation of MTI Micro, each share of MTI Micro stock is entitled to a vote, and further, holders of a majority of the shares of MTI Micro's common stock have the ability to reconstitute the board. As of March 31, 2013, MTI, Counter Point Ventures Fund II, LP (Counter Point) and Dr. Walter L. Robb, a member of the Company’s and MTI Micro’s board of directors own 47.6%, 45.2% and 5.1% of the common shares of MTI Micro, respectively. Counter Point is a venture capital fund sponsored and managed by Dr. Robb. Since no entity of the related parties has power but, as a group, the Company and its related parties have the power, then the party within the related party group that is most closely associated with the VIE, MTI Micro, is the primary beneficiary. Even though Dr. Robb and Counterpoint combined control a majority of the outstanding common stock, and they have the ability to elect the directors of MTI Micro and decide whether to continue to seek business opportunities for MTI Micro or instead seek opportunities to sell the intellectual property, they have not elected to do so. The Company continues to oversee the day to day operations, exercise management decision making, seek opportunities to sell intellectual property, and has a vested interest in the commercialization of MTI Micro’s fuel cell technology. Since inception in 2001, the Company has made the largest investment and been the principal funder of MTI Micro. The Company has also been exposed to losses and has the ability to benefit from MTI Micro. Considering the facts and circumstances, management believes the Company is most closely associated with the VIE, MTI Micro, and therefore, it is the primary beneficiary.

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

3.             Accounts Receivable

Accounts receivables consist of the following at:

(Dollars in thousands)	March 31, 2013	December 31, 2012

U.S. and State Government	$212	$874
Commercial	680	800
Total	$892	$1,674

For the three months ended March 31, 2013 and 2012, the largest commercial customer represented 8.1% and 14.6%, respectively, and a U.S. governmental agency represented 30.7% and 11.5%, respectively, of the Company’s Test and Measurement Instrumentation segment product revenue. As of March 31, 2013 and December 31, 2012, the largest commercial customer represented 11.5% and 9.7%, respectively, and a U.S. governmental agency represented 0.4% and 51.3%, respectively, of the Company’s Test and Measurement Instrumentation segment accounts receivable.

As of March 31, 2013 and December 31, 2012, there were no outstanding receivables for the New Energy segment.

As of March 31, 2013 and December 31, 2012, the Company had no allowance for doubtful trade accounts receivable.

4.             Inventories

Inventories consist of the following at:

(Dollars in thousands)	March 31, 2013	December 31, 2012
Finished goods	$295	$265
Work in process	266	482
Raw materials	353	371
Total	$914	$1,118

5.             Property, Plant and Equipment

Property, plant and equipment consist of the following at:

(Dollars in thousands)	March 31, 2013	December 31, 2012

Leasehold improvements	$954	$954
Computers and related software	1,750	1,709
Machinery and equipment	1,390	1,390
Office furniture and fixtures	271	271
	4,365	4,324
Less: Accumulated depreciation	4,219	4,195
	$146	$129

Depreciation expense was $24 thousand and $129 thousand for the three months ended March 31, 2013 and the year ended December 31, 2012, respectively. In conjunction with the suspension of MTI Micro operations in late 2011, sales of certain surplus equipment on hand were made during 2012. This resulted in a net gain on sale of $130 thousand. As of December 31, 2012, all $143 thousand in sales proceeds have been received.

6.             Income Taxes

During the three months ended March 31, 2013, the Company’s effective income tax rate was 0%. The projected annual effective tax rate is less than the Federal statutory rate of 35%, primarily due to the current estimates of projected annual taxable income and potential use of net operating losses. For the three months ended March 31, 2012, the Company’s effective income tax rate was also 0%.

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

As a result of our analyses in 2011, the Company released a portion of our valuation allowance against its deferred tax assets. The partial release of the valuation allowance caused an incremental tax benefit of $1.5 million that was recognized in the fourth quarter of 2011. The release of a portion of the valuation allowance was based upon a recent cumulative income history for MTI and its subsidiary exclusive of MTI Micro (MTI Micro files separate federal and state tax returns) causing the Company to evaluate what portion of the Company's deferred tax assets it believes are more likely than not to be realized. The Company has determined that it continues to expect to generate sufficient levels of pre-tax earnings in the future to realize the net deferred tax assets recorded on the balance sheet at March 31, 2013. The Company has projected such pre-tax earnings utilizing a combination of historical and projected results, taking into consideration existing levels of permanent differences, non-deductible expense and the reversal of significant temporary differences.  The Company needs to generate approximately $225 thousand of taxable income in each year over the next twenty years to ensure the realizability of the approximately $1.5 million of deferred tax assets recorded on the condensed consolidated balance sheet at March 31, 2013.

The Company believes that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate, because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. The Company based the estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. The valuation allowance was $17.7 million at March 31, 2013 and $17.8 million at December 31, 2012, respectively. The Company will continue to evaluate the ability to realize its deferred tax assets and related valuation allowances on a quarterly basis.

7.             Stockholders’ Equity

Common Stock

The Company has one class of common stock, par value $.01.  Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders.  As of March 31, 2013 and December 31, 2012, there were 5,256,883 shares of common stock issued and outstanding.

Changes in common shares issued and treasury stock outstanding are as follows:

	Three Months Ended March 31, 2013	Year Ended December 31, 2012
Common Shares
Balance, beginning	6,261,975	6,259,975
Issuance of shares for common stock grants	—	2,000
Balance, ending	6,261,975	6,261,975

Treasury Stock
Balance, beginning	1,005,092	1,005,092
Balance, ending	1,005,092	1,005,092

Reservation of Shares

The Company had reserved common shares for future issuance as follows as of March 31, 2013:

Stock options outstanding	293,119
Common stock available for future equity awards or issuance of options	437,500
Number of common shares reserved	730,619

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

Not included in the computation of earnings per share, assuming dilution, for the three months ended March 31, 2013, were options to purchase 293,119 shares of the Company’s common stock. These potentially dilutive items were excluded because the average market price of the common stock did not exceed the exercise prices of the options for this period.

Not included in the computation of loss per share, assuming dilution, for the three months ended March 31, 2012, were options to purchase 778,046 shares of the Company’s common stock. These potentially dilutive items were excluded because the Company incurred a loss for this period and their inclusion would be anti-dilutive.

8.             Issuance of Common Stock, Warrants and Stock Options by MTI Micro

As of March 31, 2013, the Company owned approximately 47.6% of MTI Micro’s outstanding common stock, or 75,049,937 shares, and 53.3% of common stock and warrants issued, which includes 32,904,136 outstanding warrants. The number of shares of MTI Micro common stock authorized for issuance is 240,000,000 as of March 31, 2013.

Common Stock – MTI Micro

The following table represents changes in ownership between the Company and non-controlling interests (NCI) in common shares of MTI Micro:

		MTI		Non Controlling Interest (NCI)
	Average Price	Shares	Ownership %	Shares	Ownership %	Total Shares

Balance at 12/31/12	$0.07	75,049,937	47.61	82,573,107	52.39	157,623,044

Balance at 3/31/13	$0.07	75,049,937	47.61	82,573,107	52.39	157,623,044

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

Reservation of Shares

MTI Micro has reserved common shares for future issuance, broken down between the Company and NCI, as follows as of March 31, 2013:

	MTI	NCI	Total
Stock options outstanding	—	1,140,240	1,140,240
Warrants outstanding	32,904,136	12,196,411	45,100,547
Number of shares reserved for outstanding options and warrants	32,904,136	13,336,651	46,240,787

During the three months ended March 31, 2013, there were 389,800 option cancellations.  MTI Micro has 36,861,760 stock options available for issuance as of March 31, 2013.

As of March 31, 2013, the Company owned an aggregate of approximately 47.6% of the outstanding shares of MTI Micro or 53.3% of the outstanding common stock and warrants issued of MTI Micro, and Counter Point and Dr. Robb owned approximately 45.2% and 5.1%, respectively of the outstanding shares of MTI Micro or 40.3% and 4.3%, respectively of the outstanding common stock and warrants issued of MTI Micro.

9.             Fair Value Measurement

The Company performs a detailed analysis of financial assets and liabilities in determining the appropriate levels of classification. At each reporting period, all assets and liabilities for which the fair value measurements are based upon significant unobservable inputs are classified as Level 3. The Company had no Level 1, Level 2 or Level 3 assets and liabilities as of March 31, 2013 and December 31, 2012.

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

(Dollars in thousands)	Test and Measurement Instrumentation	New Energy	Other	Reconciling Items	Condensed Consolidated Totals
Three Months Ended March 31, 2013
Product revenue	$2,200	$—	$—	$—	$2,200
Unfunded research and product development expenses	340	—	—	—	340
Selling, general and administrative expenses	509	24	286	—	819
Segment profit (loss) from operations before non-controlling interest	254	(38)	(150)	—	66
Segment profit (loss)	254	(38)	(150)	20	86
Total assets	1,983	85	2,444	—	4,512
Capital expenditures	41	—	—	—	41
Depreciation	21	3	—	—	24

(Dollars in thousands)	Test and Measurement Instrumentation	New Energy	Other	Reconciling Items	Condensed Consolidated Totals
Three Months Ended March 31, 2012
Product revenue	$1,204	$—	$—	$—	$1,204
Unfunded research and product development expenses (income)	374	(1)	—	—	373
Selling, general and administrative expenses	518	37	537	—	1,092
Segment loss from operations before non-controlling interest	(478)	(28)	(330)	—	(836)
Segment (loss) profit	(478)	(28)	(330)	14	(822)
Total assets	1,833	85	3,573	—	5,491
Capital expenditures	3	—	—	—	3
Depreciation	25	13	—	—	38

The following table presents the details of “Other” segment loss:

(Dollars in thousands)	Three Months Ended March 31,
	2013	2012
Corporate and other (expenses) income:
Salaries and benefits	$(78)	$(352)
Other (expense) income, net	(73)	22
Income tax benefit	1	—
Total “Other” segment loss	$(150)	$(330)

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

Future minimum rental payments required under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are (dollars in thousands): $212 thousand remaining in 2013 and $263 thousand in 2014.

Warranties

Product warranty liabilities are included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.  Below is a reconciliation of changes in product warranty liabilities:

(Dollars in thousands)	Three Months Ended March 31,
	2013	2012
Balance, January 1	$20	$26
Accruals for warranties issued	7	3
Settlements made (in cash or in kind)	(5)	(3)
Balance, end of period	$22	$26

Licenses

Under a 2002 NYSERDA contract, MTI Micro agreed to pay NYSERDA a royalty of 5.0% of the sales price of any product sold incorporating IP developed pursuant to the NYSERDA contract. If the product is manufactured by a New York State manufacturer, this royalty is reduced to 1.5%. Total royalties are subject to a cap equal to two times the total contract funds paid by NYSERDA to MTI Micro, and may be reduced to reflect any New York State jobs created by MTI Micro. As of March 31, 2013 and December 31, 2012, there are no amounts accrued in the condensed consolidated balance sheets related to this royalty provision.

Under the 2010 NYSERDA contract, MTI Micro agreed to pay NYSERDA a royalty of 5.0% of the sales price of any product sold incorporating IP developed pursuant to the NYSERDA contract. The obligation commences on the first date of the first sale of these products and is in place for fifteen years. Total royalties are subject to a cap equal to three times the total contract funds paid by NYSERDA to MTI Micro. However, if the product is manufactured by a New York State manufacturer, this royalty is reduced to 1.5% and total royalties are subject to a cap equal to one times the total contract funds paid by NYSERDA to MTI Micro. As of March 31, 2013 and December 31, 2012, there are no amounts accrued in the condensed consolidated balance sheets related to this royalty provision.

Employment Agreement

The Company has an employment agreement with one employee that provides certain payments upon termination of employment under certain circumstances, as defined in the applicable agreement. As of March 31, 2013, the Company’s potential minimum obligation to this employee was approximately $59 thousand.

Contingencies:

Legal

We are subject to legal proceedings, claims and liabilities which arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.

12.          Line of Credit

On September 20, 2011, MTI Instruments entered into a working capital line of credit with First Niagara Bank, N.A.  Pursuant to the Demand Grid Note, MTI Instruments may borrow from time to time up to $400 thousand to support its working capital needs. The note is payable upon demand, and the interest rate on the note is equal to the prime rate with a floor of 4.0% per annum. The note is secured by a lien on all of the assets of MTI Instruments and is guaranteed by the Company. The line of credit was renewed on May 7, 2012. The line of credit is subject to a review date of June 30, 2013. Under the line of credit, MTI Instruments is required to hold a line balance of $0 for 30 consecutive days out during each consecutive year.  As of March 31, 2013 and December 31, 2012, there were no amounts outstanding under the line of credit.

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

14.          New Accounting Pronouncements

There are no recently issued accounting standards or standards with pending adoptions that the Company’s management currently anticipates will have any material impact upon its financial statements.

15.       Subsequent Events

The Company has evaluated subsequent events and transactions through the date of this filing for potential recognition or disclosure in the condensed consolidated financial statements and has noted the following:

The Company has appointed Kevin G. Lynch as the Chief Executive Officer of the Company, effective May 1, 2013. Mr. Lynch had served as the Acting Chief Executive Officer, in an advisory role, since September 12, 2012. In connection with his permanent appointment, Mr. Lynch will receive an annual base salary of $260 thousand and will be eligible for annual bonus of up to $200 thousand based upon achieving milestones as established by the Board of Directors. Mr. Lynch will also receive options to purchase 100,000 shares of the Company’s common stock with an exercise price based on the closing market price of $0.46 per share on the date of grant.

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

The following discussion of our financial condition and results of operations should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited consolidated financial statements and the notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2012 contained in our 2012 Annual Report on Form 10-K.

In addition to historical information, the following discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements.  Important factors that could cause actual results to differ include those set forth in Part I Item 1A-Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed on March 21, 2013. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q.

Overview

MTI operates in two segments: the Test and Measurement Instrumentation segment, which is conducted through MTI Instruments, Incorporated (MTI Instruments), a wholly-owned subsidiary, and the New Energy segment, which is conducted through MTI MicroFuel Cells, Incorporated (MTI Micro), a variable interest entity (VIE) as of March 31, 2013. MTI and MTI Micro currently share the same board of directors, while MTI also continues to oversee the day to day operations, exercise management decision making, seek opportunities to sell intellectual property, and have a vested interest in the commercialization of MTI Micro’s fuel cell technology. Since inception in 2001, MTI has made the largest investment and been the principal funder of MTI Micro. MTI has also been exposed to losses and has the ability to benefit from MTI Micro. Considering the facts and circumstances, management believes MTI is most closely associated with the VIE, MTI Micro, and therefore, it is the primary beneficiary. Should there be a change in the facts and circumstances (such as a change in governance or a change to the related party group) management will reassess whether MTI remains the primary beneficiary and should continue to consolidate MTI Micro in MTI’s condensed consolidated financial statements.

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

Although MTI Micro continues to believe in the potential of its Mobion® based power solutions, operations have been suspended since late 2011 at MTI Micro until such time as market demand and other deciding factors, including obtaining additional external financing, the successful completion of customer trials, a new development program with a government agency, and/or a customer order come to fruition. MTI Micro will continue to seek additional capital from external sources to resume operations and fund future development, as warranted. If MTI Micro is unable to secure additional financing, a new development program or customer order, the MTI Micro board of directors will assess other options for MTI Micro, including the sale of its intellectual property portfolio and/or remaining assets.

Recent Developments

The Company has appointed Kevin G. Lynch as the Chief Executive Officer of the Company, effective May 1, 2013. Mr. Lynch had served as the Acting Chief Executive Officer, in an advisory role, since September 12, 2012. In connection with his permanent appointment, Mr. Lynch will receive an annual base salary of $260 thousand and will be eligible for annual bonus of up to $200 thousand based upon achieving milestones as established by the Board of Directors. Mr. Lynch will also receive options to purchase 100,000 shares of the Company’s common stock with an exercise price based on the closing market price of $0.46 per share on the date of grant.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012.

Test and Measurement Instrumentation Segment

Product Revenue. Product revenue in our Test and Measurement Instrumentation segment for the three months ended March 31, 2013 increased by $996 thousand, or 82.7%, to $2.2 million in 2013 from $1.2 million in 2012. This increase in product revenue was primarily attributed to a $596 thousand increase in military and commercial aviation balancing systems and accessory kits. Also contributing to the overall increase was a 57% rise in general instrumentation revenue which was driven by higher laser and tensile stage shipments. For the quarter ended March 31, 2013, the largest commercial customer for the segment was an Asian distributor, which accounted for $178 thousand, or 8.1%, of the first quarter revenue. In 2012, the largest commercial customer for the segment was another Asian distributor, which accounted for $176 thousand, or 14.6%, of the first quarter revenue. The U.S. Air Force was the largest government customer for the quarter ended March 31, 2013 and accounted for $676 thousand, or 30.7%, of the first quarter revenue.  The U.S. Air Force was the largest government customer for the quarter ended March 31, 2012 and accounted for $139 thousand, or 11.5%, of the first quarter revenue.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands)			Revenues for the Three Months Ended		Contract Revenues to Date	Total Contract Orders Received To Date
			March 31,		March 31,	March 31,
Contract(1)	Expiration		2013	2012	2013	2013
Aviation Balancing Systems
$6.5 million U.S. Air Force Maintenance	09/27/2014	(2)	$44	$63	$3,452	$3,457
$4.1 million U.S. Air Force Systems	08/29/2015	(2)	$—	$—	$855	$855
$917 thousand U.S. Air Force Kit	09/30/2014	(3)	$512	$—	$696	$769

__________________

(1)      Contract values represent maximum potential values and may not be representative of actual results.

(2)         Date represents expiration of contract, which includes the exercise of all four option extensions.

(3)         Date represents expiration of contract, which includes the exercise of two option extensions.

Cost of Product Revenue. Cost of product revenue in our Test and Measurement Instrumentation segment for the three months ended March 31, 2013 increased by $398 thousand, or 68.8%, to $976 thousand in 2013 from $578 thousand in 2012 in conjunction with the aforementioned 82.7% increase in product revenue. Gross profit, as a percentage of product revenue, increased to 55.7%, compared to 52.0% for the same period in 2012 due to lower production overhead costs along with the sale of obsolete inventory.

Unfunded Research and Product Development Expenses. Unfunded research and product development expenses in our Test and Measurement Instrumentation segment for the three months ended March 31, 2013 decreased by $33 thousand, or 9.0%, to $340 thousand in 2013 from $373 thousand in 2012. This decrease was due to lower external development spending.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our Test and Measurement Instrumentation segment for the three months ended March 31, 2013 decreased by $9 thousand, or 1.8%, to $509 thousand in 2013 from $518 thousand in 2012.  This decrease is the result of the product mix producing lower sales commissions to external sales representatives.

New Energy Segment

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our New Energy segment decreased by $12 thousand to $24 thousand for the three months ended March 31, 2013, compared to $37 thousand in 2012.  Currently, MTI Micro has no employees and projects to spend between $5 and $10 thousand per month for operating activities including rent, limited sales efforts, patent fees to keep the patent portfolio current and minimal consultant costs to perform these initiatives.

Results of Consolidated Operations

Operating Income (Loss). Operating income for the three months ended March 31, 2013 was $65 thousand compared to an operating loss of $839 thousand in 2012. This decrease in operating loss was a result of the factors noted above as well as savings achieved from the cost reductions implemented in the second half of 2012.

Income Tax Benefit (Expense). Income tax benefit for the three months ended March 31, 2013 was $1 thousand. There was no income tax benefit (expense) for the three months ended March 31, 2012. During the three months ended March 31, 2013 and March 31, 2012, our effective income tax rate was 0%. The projected annual effective tax rate is less than the Federal statutory rate of 35%, primarily due to the current estimates of projected annual taxable income and potential use of net operating losses. The valuation allowance against our deferred tax assets was approximately $17.7 million at March 31, 2013 and $17.8 million at December 31, 2012, respectively. We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowances on a quarterly basis.

Net Loss Attributed to Non-Controlling Interests (of MTI Micro). The net loss attributed to non-controlling interests for the three months ended March 31, 2013 was $20 thousand compared to $14 thousand in 2012. This is the result of net loss of MTI Micro of $38 thousand in 2013 compared to $28 thousand in 2012.

Net Income (Loss) Attributed to MTI. Net income attributed to MTI for the three months ended March 31, 2013 was $86 thousand compared to a net loss attributed to MTI of $822 thousand for the same period in 2012. The increase in net income attributed to MTI of $908 thousand is primarily attributed to an increase of MTI Instruments net income of $732 thousand, a reduction of the net loss of corporate activities of $180 thousand, and an increase in the net loss attributed to non-controlling interests of $6 thousand. These are a result of the factors discussed above.

Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Three Months Ended	Three Months Ended	Year Ended
	March 31,	March 31,	Dec 31,
	2013	2012	2012
Cash	$933	$1,978	$289
Working capital	1,403	2,399	1,350
Net income (loss) attributed to MTI	86	(822)	(2,086)
Net cash provided by (used in) operating activities	685	310	(1,506)
Purchase of property, plant and equipment	(41)	(3)	(17)

The Company has historically incurred significant losses, until 2012 the majority stemming from the direct methanol fuel cell product development and commercialization programs of MTI Micro, and had a consolidated accumulated deficit of $122.1 million as of March 31, 2013. During the quarter ended March 31, 2013, the Company generated net income attributed to MTI of $86 thousand, cash provided by operating activities totaling $685 thousand and had working capital of $1.4 million, a $53 thousand increase from December 31, 2012. This increase was the result of the cost saving initiatives that were implemented in the second half 2012. These reductions, on an annualized basis, are expected to equate to approximately $1.0 million in cost savings and are expected to be realized during 2013 and beyond. As such, management believes that the reorganized Company currently has adequate resources to avoid any other cost cutting measures which could adversely affect the business. As of March 31, 2013, we had no debt, no outstanding commitments for capital expenditures, approximately $933 thousand of cash available and $400 thousand available from our existing line of credit at MTI Instruments to fund our future operations.

If production levels rise at MTI Instruments, additional capital equipment may be required in the foreseeable future. We expect to spend approximately $125 thousand on capital equipment and $1.5 million in research and development on MTI Instruments’ products during 2013. We expect to finance any future expenditures and continue funding our operations from our current cash position and our projected 2013 cash flow pursuant to management’s current plan. We may also seek to supplement our resources through sales of stock or assets, including our investment in MTI Micro. Besides the line of credit at MTI Instruments, we have no other commitments for funding future needs of the organization at this time and such additional financing during 2013 may not be available to us on acceptable terms, if at all.

While it cannot be assured, the new management team believes that, due in part to our backlog at March 31, 2013 of $743 thousand, the aforementioned cost reductions implemented in the second half of 2012, recent replacements in sales staff and projected inventory reductions, the Company expects to continue the positive cash flows it began in the first quarter of 2013 to fund the Company’s operations for the foreseeable future. However, if near-term revenue estimates are delayed or missed, the Company will need to implement additional steps to ensure liquidity including, but not limited to, the deferral of planned capital spending, postponing anticipated new hires and/or delaying existing or pending product development initiatives.  Such steps, if required, could potentially have a material and adverse effect on the business.

Although MTI Micro continues to believe in the potential of its Mobion® based power solutions, operations have been suspended since late 2011 at MTI Micro until such time as market demand and other deciding factors, including obtaining additional external financing, the successful completion of customer trials, a new development program with a government agency, and/or a customer order, come to fruition.  MTI Micro will continue to seek additional capital from external sources to resume operations and fund future development, as warranted.  If MTI Micro is unable to secure additional financing, a new development program or customer order, the MTI Micro Board of Directors will assess other options for MTI Micro, including the sale of its intellectual property portfolio and/or remaining assets.

Line of Credit

On September 20, 2011, MTI Instruments entered into a working capital line of credit with First Niagara Bank, N.A.  Pursuant to the Demand Grid Note, MTI Instruments may borrow from time to time up to $400 thousand to support its working capital needs. The note is payable upon demand, and the interest rate on the note is equal to the prime rate with a floor of 4.0% per annum. The note is secured by a lien on all of the assets of MTI Instruments and is guaranteed by the Company. The line of credit was renewed on May 7, 2012. The line of credit is subject to a review date of June 30, 2013. Under the line of credit, MTI Instruments is required to hold a line balance of $0 for 30 consecutive days out during each consecutive year.  As of March 31, 2013 and December 31, 2012 there were no amounts outstanding under the line of credit.

Backlog, Inventory and Accounts Receivable

At March 31, 2013, our order backlog was $743 thousand compared to $710 thousand at March 31, 2012 and $1.6 million at December 31, 2012. The decrease in backlog from December 2012 was due to lower bookings in the current quarter.

Our inventory turnover ratios and accounts receivable days outstanding for the trailing twelve month periods and their changes at March 31, 2013 and 2012 are as follows:

	2013	2012	Change
Inventory turnover	2.5	3.4	(0.9)
Average accounts receivable days outstanding	42	42	—

The decrease in inventory turns is due to a 16% increase in average inventory balances, driven by production based on forecasted sales schedules, combining with 23% lower sales volume during the comparable periods.

The average accounts receivable days outstanding for the last twelve months have remained comparable to the prior period.

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

Interest Rate Risk. Interest rate risk is the risk that changes in interest rates could adversely affect earnings or cashflows. The Company’s cash equivalents are sensitive to changes in interest rates. Interest rate changes would result in a change in interest income due to the difference between the current interest rates on cash. Interest rate risk sensitivity analysis is used to measure interest rate risk by computing estimated changes in cashflow as a result of assumed changes in market interest rates. A 10% decrease in 2013 interest rates would be immaterial to the Company’s consolidated financial statements.

Credit Risk. Credit risk is the risk of loss we would incur if counterparties fail to perform their contractual obligations. Financial instruments that subject the Company to concentrations of credit risk principally consist of cash equivalents, trade accounts receivable and unbilled contract costs.

Our trade accounts receivable and fees are primarily from sales to commercial customers, the U.S. government and state agencies. We do not require collateral and have not historically experienced significant credit losses related to receivables or fees from individual customers or groups of customers in any particular industry or geographic area.

Our deposits are primarily in cash and deposited in commercial banks and investment companies. The Company has cash deposits in excess of federally insured limits.  The amount of such deposits is essentially all cash at March 31, 2013.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 2, Accounting Policies, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2012 includes a summary of our most significant accounting policies. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012. The preparation of these condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, income taxes, stock-based compensation and derivatives. Management bases its estimates on historical experience and on various other factors that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Periodically, we review our critical accounting estimates with the Audit Committee of our Board of Directors.

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

  the dependence of our test and measurement instrumentation business on a small number of customers and potential loss of government contracts – particularly in light of expected defense department spending reductions resulting from the sequestration;
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
  MTI Micro’s need to raise additional financing; and
  other factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 and in Part II, Item 1A of this Quarterly Report on Form 10-Q.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of MTI’s disclosure controls and procedures as of March 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                Risk Factors

Part II, Item 1A (Risk Factors) of our most recently filed Annual Report on Form 10-K with the Securities and Exchange Commission (SEC), filed on March 21, 2013, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Except to the extent that information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters described in Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations – Statement Concerning Forward Looking Statements), there have been no material changes to our risk factors disclosed in our most recently filed Annual Report on Form 10-K. However, those risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.

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

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text: (i) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2013 and 2012; (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2013 and 2012; and (iv) related notes, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T this data is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mechanical Technology, Incorporated
Date: May 7, 2013	By:	/S/ KEVIN G. LYNCH
Kevin G. Lynch Chief Executive Officer
	By:	/S/ FREDERICK W. JONES
Frederick W. Jones Chief Financial Officer
23