Form 10-Q
period 2013-09-30
MECHANICAL TECHNOLOGY INC
filed 2013-11-07
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 ______________

FORM 10-Q

______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Mechanical Technology, Incorporated

(Exact name of registrant as specified in its charter)

______________

New York	000-06890	14-1462255
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value of $0.01 per share, outstanding as of November 1, 2013 was 5,256,883.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mechanical Technology, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012

(Dollars in thousands, except per share)	September 30,	December 31,
	2013	2012
Assets
Current Assets:
Cash	$1,007	$289
Accounts receivable	1,358	1,674
Inventories	741	1,118
Deferred income taxes, net	15	16
Prepaid expenses and other current assets	129	100
Total Current Assets	3,250	3,197
Deferred income taxes, net	1,255	1,519
Property, plant and equipment, net	129	129
Total Assets	$4,634	$4,845

Liabilities and Equity
Current Liabilities:
Accounts payable	$210	$208
Accrued liabilities	1,090	1,048
Deferred revenue	—	591
Total Current Liabilities	1,300	1,847

Commitments and Contingencies (Note 11)
Equity:
Common stock, par value $0.01 per share, authorized 75,000,000; 6,261,975 issued in both 2013 and 2012	63	63
Additional paid-in capital	135,599	135,561
Accumulated deficit	(121,833)	(122,183)
Common stock in treasury, at cost, 1,005,092 shares in both 2013 and 2012	(13,754)	(13,754)
Total MTI stockholders’ equity (deficit)	75	(313)
Non-controlling interest	3,259	3,311
Total Equity	3,334	2,998
Total Liabilities and Equity	$4,634	$4,845

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mechanical Technology, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Nine Months Ended September 30, 2013 and 2012

(Dollars in thousands, except per share)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Product revenue	$2,311	$1,083	$6,778	$3,653
Operating costs and expenses:
Cost of product revenue	875	620	2,651	1,938
Unfunded research and product development expenses	301	327	948	1,037
Selling, general and administrative expenses	880	1,308	2,626	3,378
Operating income (loss)	255	(1,172)	553	(2,700)
Other income (expense), net	4	(7)	13	176
Income (loss) before income taxes and non-controlling interest	259	(1,179)	566	(2,524)
Income tax expense	(113)	(6)	(268)	(6)
Net income (loss)	146	(1,185)	298	(2,530)
Plus: Net loss (income) attributed to non-controlling interest	18	36	52	(10)
Net income (loss) attributed to MTI	$164	$(1,149)	$350	$(2,540)

Income (loss) per share attributable to MTI (Basic)	$.03	$(.22)	$.07	$(.48)
Income (loss) per share attributable to MTI (Diluted)	$.03	$(.22)	$.07	$(.48)

Weighted average shares outstanding (Basic)	5,256,883	5,256,883	5,256,883	5,256,007
Weighted average shares outstanding (Diluted)	5,387,660	5,256,883	5,275,971	5,256,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity

For the Year Ended December 31, 2012

and the Nine Months Ended September 30, 2013 (Unaudited)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total MTI Stockholders’ Equity (Deficit)	Non- Controlling Interest (NCI)	Total Equity

January 1, 2012	6,259,975	$63	$135,389	$(120,097)	1,005,092	$(13,754)	$1,601	$3,314	$4,915

Net loss attributed to MTI	-	-	-	(2,086)	-	-	(2,086)	-	(2,086)

Stock based compensation	-	-	171	-	-	-	171	-	171

Issuance of shares – common stock	2,000	-	1	-	-	-	1	-	1

Net loss attributed to NCI	-	-	-	-	-	-	-	(3)	(3)

December 31, 2012	6,261,975	$63	$135,561	$(122,183)	1,005,092	$(13,754)	$(313)	$3,311	$2,998

Net income attributed to MTI	-	-	-	350	-	-	350	-	350

Stock based compensation	-	-	38	-	-	-	38	-	38

Net loss attributed to NCI	-	-	-	-	-	-	-	(52)	(52)

September 30, 2013	6,261,975	$63	$135,599	$(121,833)	1,005,092	$(13,754)	$75	$3,259	$3,334

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2013 and 2012

(Dollars in thousands)	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net income (loss)	$298	$(2,530)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation	68	102
Gain on disposal of equipment	(13)	(130)
Deferred income taxes	265	—
Stock based compensation	38	164
Provision for excess and obsolete inventories	(44)	86
Bad debt expense	—	2
Changes in operating assets and liabilities:
Accounts receivable	316	1,435
Inventories	421	(562)
Prepaid expenses and other current assets	(29)	(14)
Accounts payable	2	86
Deferred revenue	(591)	(38)
Accrued liabilities	42	130
Net cash provided by (used in) operating activities	773	(1,269)
Investing Activities
Purchases of equipment	(68)	(12)
Proceeds from sale of equipment	13	143
Net cash (used in) provided by investing activities	(55)	131
Increase (decrease) in cash	718	(1,138)
Cash – beginning of period	289	1,669
Cash – end of period	$1,007	$531

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

MTI Instruments was incorporated in New York on March 8, 2000 and is a worldwide supplier of precision non-contact physical measurement solutions, portable vibration measurement and balancing systems, wafer inspection tools and precision contact measurement of material tensile strength. MTI Instruments uses a comprehensive array of technologies to solve complex, real world applications in numerous industries including industrial manufacturing, semiconductor, solar, commercial and military aviation, automotive and research and development centers. MTI Instruments’ products consist of: electronic gauging instruments for position, displacement, vibration applications within the research, design, test, manufacturing/production processes; wafer characterization of semi-insulating and semi-conducting wafers, both in the semiconductor and solar industries; tensile stage systems for materials testing at academic and industrial settings; and engine vibration analysis systems for both military and commercial aircraft as well as industrial power engines.

MTI Micro was incorporated in Delaware on March 26, 2001, and, until its operations were suspended in late 2011, had been developing Mobion®, a handheld energy-generating device to replace current lithium-ion and similar rechargeable battery systems in many handheld electronic devices for the military and consumer markets. Although MTI Micro continues to believe in the potential of its Mobion® based power solutions, operations continue to remain suspended at MTI Micro until such time as market demand and other deciding factors, including obtaining additional external financing, the successful completion of customer trials, a new development program with a government agency, and/or a customer order, come to fruition. MTI Micro will continue to seek additional capital from external sources to resume operations and fund future development, as warranted. If MTI Micro is unable to secure additional financing, a new development program or customer order, the MTI Micro Board of Directors will assess other options for MTI Micro, including the sale of its intellectual property portfolio and/or remaining assets. As of September 30, 2013, the Company owned approximately 47.6% of MTI Micro’s outstanding common stock.

Liquidity

The Company has incurred significant losses primarily due to its past efforts to fund MTI Micro’s direct methanol fuel cell product development and commercialization programs, and has an accumulated deficit of approximately $121.8 million and working capital of approximately $2.0 million at September 30, 2013. The Company restructured its operations during the second half of 2012, which included the departure of its then CEO, staffing adjustments to its MTI Instrument’s sales force and reduction in MTI Instrument’s production and development personnel.

Based on the Company’s projected cash requirements for operations and capital expenditures for 2013, its current available cash of $970 thousand (excluding MTI Micro available cash), the $400 thousand available from its existing line of credit at MTI Instruments, current cash flow requirements and revenue and expense projections, management believes it will have adequate resources to fund its active operations and capital expenditures for at least the next twelve months.

However, the Company may need to do one or more of the following to raise additional resources or reduce its cash requirements:

1)       Reduce its current expenditure run rate;

2)       Defer its capital expenditures;

3)       Defer its hiring plans; and

4)       Secure additional debt or equity financing.

There is no guarantee that, if needed, such resources will be available to the Company on terms acceptable to it, or at all, or that such resources will be received in a timely manner, if at all, or that the Company will be able to reduce its expenditure run-rate, defer its capital expenditures or hiring plans without materially and adversely effecting its business.

The Company suspended operations at MTI Micro in late 2011 and, as of September 30, 2013, MTI Micro’s available cash is approximately $37 thousand.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2012 has been derived from the Company’s audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2013 and September 30, 2012.

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

The Company's analysis to determine the primary beneficiary of MTI Micro focused primarily on determining which variable interest holder has the power to direct the activities that would have the most significant impact on the financial performance of MTI Micro. MTI Micro is governed by its own board of directors and significant decisions are determined by a majority vote of this board. MTI does not have control of the MTI Micro board of directors; however, as of September 30, 2013, the Company’s board of directors and the MTI Micro board of directors consist of the same members, except for one additional director on the Company board. Under the Articles of Incorporation of MTI Micro, each share of MTI Micro stock is entitled to a vote, and further, holders of a majority of the shares of MTI Micro's common stock have the ability to reconstitute the board. As of September 30, 2013, MTI, Counter Point Ventures Fund II, LP (Counter Point) and Dr. Walter L. Robb, a member of the Company’s and MTI Micro’s board of directors own 47.6%, 45.2% and 5.1% of the common shares of MTI Micro, respectively. Counter Point is a venture capital fund sponsored and managed by Dr. Robb. Since no entity of the related parties has power but, as a group, the Company and its related parties have the power, then the party within the related party group that is most closely associated with the VIE, MTI Micro, is the primary beneficiary. Even though Dr. Robb and Counterpoint combined control a majority of the outstanding common stock, and they have the ability to elect the directors of MTI Micro and decide whether to continue to seek business opportunities for MTI Micro or instead seek opportunities to sell the intellectual property, they have not elected to do so. The Company continues to oversee the day to day operations, exercise management decision making, seek opportunities to sell intellectual property, and has a vested interest in the commercialization of MTI Micro’s fuel cell technology. Since inception in 2001, the Company has made the largest investment and been the principal funder of MTI Micro. The Company has also been exposed to losses and has the ability to benefit from MTI Micro. Considering the facts and circumstances, management believes the Company is most closely associated with the VIE, MTI Micro, and therefore, it is the primary beneficiary.

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

3.             Accounts Receivable

Accounts receivables consist of the following at:

(Dollars in thousands)	September 30, 2013	December 31, 2012

U.S. and State Government	$408	$874
Commercial	950	800
Total	$1,358	$1,674

For the nine months ended September 30, 2013 and 2012, the largest commercial customer represented 6.8% and 8.7%, respectively, and a U.S. governmental agency represented 31.5% and 18.0%, respectively, of the Company’s Test and Measurement Instrumentation segment product revenue. As of September 30, 2013 and December 31, 2012, the largest commercial customer represented 29.2% and 9.7%, respectively, and a U.S. governmental agency represented 25.7% and 51.3%, respectively, of the Company’s Test and Measurement Instrumentation segment accounts receivable.

As of September 30, 2013 and December 31, 2012, there were no outstanding receivables for the New Energy segment.

As of September 30, 2013 and December 31, 2012, the Company had no allowance for doubtful trade accounts receivable.

4.             Inventories

Inventories consist of the following at:

(Dollars in thousands)	September 30, 2013	December 31, 2012

Finished goods	$316	$265
Work in process	109	482
Raw materials	316	371
Total	$741	$1,118

5.             Property, Plant and Equipment

Property, plant and equipment consist of the following at:

(Dollars in thousands)	September 30, 2013	December 31, 2012

Leasehold improvements	$33	$954
Computers and related software	1,553	1,709
Machinery and equipment	976	1,390
Office furniture and fixtures	149	271
	2,711	4,324
Less: Accumulated depreciation	2,582	4,195
	$129	$129

Depreciation expense was $68 thousand and $129 thousand for the nine months ended September 30, 2013 and the year ended December 31, 2012, respectively. In conjunction with the suspension of MTI Micro operations in late 2011, sales of certain surplus equipment on hand were made during 2013 and 2012. This resulted in a net gain on sale of $13 thousand and $130 thousand for the nine months ended September 30, 2013 and 2012. As of September 30, 2013 and December 31, 2012, all $13 thousand and $143 thousand, respectively in sales proceeds have been received.

6.             Income Taxes

During the three months ended September 30, 2013, the Company’s effective income tax rate was 43.6%. The projected annual effective tax rate is more than the Federal statutory rate of 35%, primarily due to permanent differences, the change in the valuation allowance and changes to estimated taxable income for 2013. For the three months ended September 30, 2012, the Company’s effective income tax rate was 0%.

During the nine months ended September 30, 2013, the Company’s effective income tax rate was 47.4%. The projected annual effective tax rate is more than the Federal statutory rate of 35%, primarily due to permanent differences and the change in the valuation allowance. For the nine months ended September 30, 2012, the Company’s effective income tax rate was 0%.

The Company provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur in accordance with accounting standards that address income taxes. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. The Company has considered all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items, in determining its valuation allowance. In addition, the Company’s assessment requires us to schedule future taxable income in accordance with accounting standards that address income taxes to assess the appropriateness of a valuation allowance which further requires the exercise of significant management judgment.

The Company released a portion of its valuation allowance against its deferred tax assets causing an incremental tax benefit of $1.5 million that was recognized in the fourth quarter of 2011. The release of a portion of the valuation allowance was based upon a recent cumulative income history for MTI and its subsidiary exclusive of MTI Micro (MTI Micro files separate federal and state tax returns) causing the Company to evaluate what portion of the Company's deferred tax assets it believes are more likely than not to be realized. The Company has recognized a deferred tax expense of $110 thousand for the third quarter of 2013, and year to date has recognized $265 thousand, which represents the anticipated use of net operating losses to offset current tax liabilities due to the Company being in a net earnings position. The Company has determined that it continues to expect to generate sufficient levels of pre-tax earnings in the future to realize the remaining net deferred tax assets recorded on the balance sheet at September 30, 2013. The Company has projected such pre-tax earnings utilizing a combination of historical and projected results, taking into consideration existing levels of permanent differences, non-deductible expense and the reversal of significant temporary differences. The Company needs to generate sufficient taxable income prior to the expiration of net operating loss carry-forwards to ensure the realizability of the approximately $1.3 million of deferred tax assets recorded on the condensed consolidated balance sheet at September 30, 2013.

The Company believes that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate, because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. The Company based the estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. The valuation allowance was $17.8 million at September 30, 2013 and December 31, 2012. The Company will continue to evaluate the ability to realize its deferred tax assets and related valuation allowances on a quarterly basis.

7.             Stockholders’ Equity

Common Stock

The Company has one class of common stock, par value $.01.  Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders.  As of September 30, 2013 and December 31, 2012, there were 5,256,883 shares of common stock issued and outstanding.

Changes in common shares issued and treasury stock outstanding are as follows:

	Nine Months Ended September 30, 2013	Year Ended December 31, 2012
Common Shares
Balance, beginning	6,261,975	6,259,975
Issuance of shares for common stock grants	—	2,000
Balance, ending	6,261,975	6,261,975

Treasury Stock
Balance, beginning	1,005,092	1,005,092
Balance, ending	1,005,092	1,005,092

Reservation of Shares

The Company had reserved common shares for future issuance as follows as of September 30, 2013:

Stock options outstanding	587,256
Common stock available for future equity awards or issuance of options	139,500
Number of common shares reserved	726,756

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

Not included in the computation of earnings per share, assuming dilution, for the three and nine months ended September 30, 2013, were options to purchase 232,506 and 424,756 shares, respectively of the Company’s common stock. These potentially dilutive items were excluded even though the average market price of the common stock exceeded the exercise prices for a portion of the options because the calculation of incremental shares resulted in an anti-dilutive effect.

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

8.             Issuance of Common Stock, Warrants and Stock Options by MTI Micro

As of September 30, 2013, the Company owned approximately 47.6% of MTI Micro’s outstanding common stock, or 75,049,937 shares, and 53.3% of common stock and warrants issued, which includes 32,904,136 outstanding warrants. The number of shares of MTI Micro common stock authorized for issuance is 240,000,000 as of September 30, 2013.

Common Stock – MTI Micro

The following table represents changes in ownership between the Company and non-controlling interests (NCI) in common shares of MTI Micro:

		MTI		Non Controlling Interest (NCI)
	Average Price	Shares	Ownership %	Shares	Ownership %	Total Shares

Balance at 12/31/12	$0.07	75,049,937	47.61	82,573,107	52.39	157,623,044

Balance at 9/30/13	$0.07	75,049,937	47.61	82,573,107	52.39	157,623,044

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

Under the Purchase Agreement entered into on January 11, 2010, MTI Micro issued 5,714,286 MTI Micro Warrants to Counter Point to purchase shares of MTI Micro Common Stock at an exercise price of $0.07 per share. The MTI Micro Warrants became exercisable on the date of issuance and will expire on the earlier of: (a) the five year anniversary of the Date of Issuance of the Warrant; (b) immediately prior to a change in control; or (c) the closing of a firm commitment underwritten public offering pursuant to a registration statement under the Securities Act of 1933, as amended (Securities Act). The MTI Micro Warrants were accounted for as equity.

Under Amendment No. 1 entered into on February 9, 2011, MTI Micro issued 1,285,715 MTI Micro Warrants to Counter Point to purchase shares of MTI Micro Common Stock at an exercise price of $0.07 per share. The MTI Micro Warrants became exercisable on the date of issuance and will expire on the earlier of: (a) the five year anniversary of the Date of Issuance of the Warrant; (b) immediately prior to a change in control; or (c) the closing of a firm commitment underwritten public offering pursuant to a registration statement under the Securities Act. The MTI Micro Warrants were accounted for as equity.

Under Amendment No. 2 entered into on September 23, 2011, MTI Micro issued 240,000 MTI Micro Warrants to Counter Point to purchase shares of MTI Micro Common Stock at an exercise price of $0.07 per share. The MTI Micro Warrants became exercisable on the date of issuance and will expire on the earlier of: (a) the five year anniversary of the Date of Issuance of the Warrant; (b) immediately prior to a change in control; or (c) the closing of a firm commitment underwritten public offering pursuant to a registration statement under the Securities Act. The MTI Micro Warrants were accounted for as equity.

Reservation of Shares – MTI Micro

MTI Micro has reserved common shares for future issuance, broken down between the Company and NCI, as follows as of September 30, 2013:

	MTI	NCI	Total
Stock options outstanding	—	1,140,240	1,140,240
Warrants outstanding	32,904,136	12,196,411	45,100,547
Number of shares reserved for outstanding options and warrants	32,904,136	13,336,651	46,240,787

During the nine months ended September 30, 2013, there were 389,800 option cancellations.  MTI Micro has 36,861,760 stock options available for issuance as of September 30, 2013.

As of September 30, 2013, the Company owned an aggregate of approximately 47.6% of the outstanding shares of MTI Micro or 53.3% of the outstanding common stock and warrants issued of MTI Micro, and Counter Point and Dr. Robb owned approximately 45.2% and 5.1%, respectively of the outstanding shares of MTI Micro or 40.3% and 4.3%, respectively of the outstanding common stock and warrants issued of MTI Micro.

9.             Fair Value Measurement

The Company performs a detailed analysis of financial assets and liabilities in determining the appropriate levels of classification. At each reporting period, all assets and liabilities for which the fair value measurements are based upon significant unobservable inputs are classified as Level 3. The Company had no Level 1, Level 2 or Level 3 assets and liabilities as of September 30, 2013 and December 31, 2012.

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

(Dollars in thousands)	Test and Measurement Instrumentation	New Energy	Other	Reconciling Items	Condensed Consolidated Totals
Three Months Ended September 30, 2013
Product revenue	$2,311	$—	$—	$—	$2,311
Unfunded research and product development expenses	301	—	—	—	301
Selling, general and administrative expenses	572	25	283	—	880
Segment profit (loss) from operations before non-controlling interest	438	(33)	(146)	—	259
Segment profit (loss)	438	(34)	(258)	18	164
Total assets	2,191	38	2,405	—	4,634
Capital expenditures	2	—	24	—	26
Depreciation	21	—	1	—	22

(Dollars in thousands)	Test and Measurement Instrumentation	New Energy	Other	Reconciling Items	Condensed Consolidated Totals
Three Months Ended September 30, 2012
Product revenue	$1,083	$—	$—	$—	$1,083
Unfunded research and product development expenses	327	—	—	—	327
Selling, general and administrative expenses	472	41	795	—	1,308
Segment loss from operations before non-controlling interest	(668)	(68)	(443)	—	(1,179)
Segment (loss) profit	(668)	(69)	(448)	36	(1,149)
Total assets	2,039	159	2,016	—	4,214
Capital expenditures	2	—	—	—	2
Depreciation	23	6	—	—	29

(Dollars in thousands)	Test and Measurement Instrumentation	New Energy	Other	Reconciling Items	Condensed Consolidated Totals
Nine Months Ended September 30, 2013
Product revenue	$6,778	$—	$—	$—	$6,778
Unfunded research and product development expenses	948	—	—	—	948
Selling, general and administrative expenses	1,582	67	977	—	2,626
Segment profit (loss) from operations before non-controlling interest	1,191	(99)	(526)	—	566
Segment profit (loss)	1,191	(99)	(794)	52	350
Total assets	2,191	38	2,405	—	4,634
Capital expenditures	44	—	24	—	68
Depreciation	62	4	2	—	68

(Dollars in thousands)	Test and Measurement Instrumentation	New Energy	Other	Reconciling Items	Condensed Consolidated Totals
Nine Months Ended September 30, 2012
Product revenue	$3,653	$—	$—	$—	$3,653
Unfunded research and product development expenses (income)	1,038	(1)	—	—	1,037
Selling, general and administrative expenses	1,423	137	1,818	—	3,378
Segment (loss) profit from operations before non-controlling interest	(1,491)	20	(1,053)	—	(2,524)
Segment (loss) profit	(1,491)	19	(1,058)	(10)	(2,540)
Total assets	2,039	159	2,016	—	4,214
Capital expenditures	12	—	—	—	12
Depreciation	73	29	—	—	102

The following table presents the details of “Other” segment loss:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Corporate and other (expenses) income:
Salaries and benefits	$(175)	$(564)	$(442)	$(1,176)
Depreciation	(1)	—	(2)	(1)
Income tax expense	(113)	(6)	(268)	(6)
Other income (expense), net	31	122	(82)	125
Total “Other” segment loss	$(258)	$(448)	$(794)	$(1,058)

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

Future minimum rental payments required under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) are (dollars in thousands): $71 thousand remaining in 2013 and $263 thousand in 2014.

Warranties

Product warranty liabilities are included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.  Below is a reconciliation of changes in product warranty liabilities:

(Dollars in thousands)	Nine Months Ended September 30,
	2013	2012
Balance, January 1	$20	$26
Accruals for warranties issued	22	9
Settlements made (in cash or in kind)	(12)	(15)
Balance, end of period	$30	$20

Licenses

MTI Micro has residual royalty agreements with NYSERDA in conjunction with two contracts from 2002 and 2010. With operations currently suspended at MTI Micro, these licensing agreements are currently immaterial, and there are no amounts accrued in the condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012 related to these royalty provisions.

Employment Agreement

The Company has an employment agreement with one employee that provides certain payments upon termination of employment under certain circumstances, as defined in the applicable agreement. As of September 30, 2013, the Company’s potential minimum obligation to this employee was approximately $62 thousand.

Contingencies:

Legal

We are subject to legal proceedings, claims and liabilities which arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.

12.          Line of Credit

On September 20, 2011, MTI Instruments entered into a working capital line of credit with First Niagara Bank, N.A., pursuant to the Demand Grid Note. MTI Instruments may borrow from time to time up to $400 thousand to support its working capital needs. The note is payable upon demand, and the interest rate on the note is equal to the prime rate with a floor of 4.0% per annum. The note is secured by a lien on all of the assets of MTI Instruments and is guaranteed by the Company. The line of credit was renewed on September 23, 2013. The line of credit is subject to a review date of June 30, 2014. Under the line of credit, MTI Instruments is required to maintain a line balance of $0 for thirty consecutive days during each calendar year. As of September 30, 2013 and December 31, 2012, there were no amounts outstanding under the line of credit.

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

During 2013, the Company granted 298,000 options to purchase the Company’s common stock from the 2012 Plan, which generally vest 25% on each of the first four anniversaries of the date of the award. The exercise price of these grants was from $0.46 to $0.90 per share and was based on the closing market price of the Company’s common stock on the dates of grant. Using a Black-Scholes Option Pricing Model, the weighted average fair value of these options was $0.58 per share and was estimated at the date of grant.

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

In addition to historical information, the following discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements.  Important factors that could cause actual results to differ include those set forth in Part I Item 1A-Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, as filed on March 21, 2013 and elsewhere in this Quarterly Report on Form 10-Q. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q. Please see “Statement Concerning Forward-Looking Statements” below.

Overview

MTI operates in two segments: the Test and Measurement Instrumentation segment, which is conducted through MTI Instruments, Incorporated (MTI Instruments), a wholly-owned subsidiary, and the New Energy segment, which is conducted through MTI MicroFuel Cells, Incorporated (MTI Micro), a variable interest entity (VIE) as of September 30, 2013. MTI and MTI Micro currently share the same board of directors, except for one additional director on the Company board, while MTI also continues to oversee the day to day operations, exercise management decision making, seek opportunities to sell intellectual property, and have a vested interest in the commercialization of MTI Micro’s fuel cell technology. Since inception in 2001, MTI has made the largest investment and been the principal funder of MTI Micro. MTI has also been exposed to losses and has the ability to benefit from MTI Micro. Considering the facts and circumstances, management believes MTI is most closely associated with the VIE, MTI Micro, and therefore, it is the primary beneficiary. Should there be a change in the facts and circumstances (such as a change in governance or a change to the related party group) management will reassess whether MTI remains the primary beneficiary and should continue to consolidate MTI Micro in MTI’s condensed consolidated financial statements.

Test and Measurement Segment – MTI Instruments is a worldwide supplier of precision non-contact physical measurement solutions, portable vibration measurement and balancing systems, wafer inspection tools and precision contact measurement of material tensile strength. MTI Instruments uses a comprehensive array of technologies to solve complex, real world applications in numerous industries including industrial manufacturing, semiconductor, solar, commercial and military aviation, automotive and research & development centers. We are continuously working on ways to expand our sales reach, including expanded sales coverage throughout Europe and Asia as well as a focus on internet marketing.

Our test and measurement segment has three product groups: Precision Instruments; Semiconductor and Solar Metrology Systems; and Balancing Systems. Our products consist of: electronic gauging instruments for position, displacement, and vibration applications within the research, design, test, manufacturing/production processes; wafer characterization of semi-insulating and semi-conducting wafers, both in the semiconductor and solar industries; tensile stage systems for materials testing at academic and industrial settings; and engine vibration analysis systems for both military and commercial aircraft as well as industrial power engines.

New Energy Segment – Until its operations were suspended in late 2011, MTI Micro had been developing an off-the-grid power solution for various portable electronic devices. Our patented proprietary direct methanol fuel cell (DMFC) technology platform, called Mobion®, converts methanol fuel to usable electricity capable of providing continuous power as long as necessary fuel flows are maintained. Our proprietary fuel cell power solution consists of two primary components integrated into an easily manufactured device: the DMFC power engine, which we refer to as our Mobion® Chip, and methanol fuel cartridges.

Although MTI Micro continues to believe in the potential of its Mobion® based power solutions, operations have been suspended since late 2011 at MTI Micro until such time as market demand and other deciding factors, including obtaining additional external financing, the successful completion of customer trials, a new development program with a government agency, and/or a customer order come to fruition. MTI Micro will continue to seek additional capital from external sources to resume operations and fund future development, as warranted. If MTI Micro is unable to secure additional financing, a new development program or a customer order, the MTI Micro board of directors will assess other options for MTI Micro, including the sale of its intellectual property portfolio and/or remaining assets.

Recent Developments

On August 28, 2013, the Board of Directors of the Company appointed David C. Michaels to the Board of Directors. Mr. Michaels was also elected to the Governance, Compensation & Nominating Committee and the Audit Committee. Upon joining the Board, Mr. Michaels received options to purchase 12,500 shares of the Company’s common stock with an exercise price equal to the closing market price of $0.90 per share on the date of grant.

Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2013 Compared to the Three and Nine Months Ended September 30, 2012.

Test and Measurement Instrumentation Segment

Product Revenue. Product revenue in our Test and Measurement Instrumentation segment for the three months ended September 30, 2013 increased by $1.2 million, or 113.5%, to $2.3 million from $1.1 million for the same period in 2012. Sales of capacitance products and tensile stages contributed to a 100% rise in general instrumentation revenue as compared to the third quarter of last year. Also contributing to the overall revenue increase was an increase in shipments of aviation balancing systems and accessory kits to the military under existing contracts and to commercial customers.  For the three months ended September 30, 2013, the largest commercial customer for the segment was an Asian customer, which accounted for $461 thousand, or 20.0%, of the third quarter revenue. During the same period in 2012, the largest commercial customer for the segment was an aviation balancing system commercial customer, which accounted for $79 thousand, or 7.3%, of the third quarter revenue. The U.S. Air Force was the largest government customer for the three months ended September 30, 2013 and accounted for $719 thousand, or 31.1%, of the third quarter revenue. The U.S. Air Force was also the largest government customer for the quarter ended September 30, 2012 and accounted for $495 thousand, or 21.3%, of the third quarter revenue.

Product revenue in our Test and Measurement Instrumentation segment for the nine months ended September 30, 2013 increased by $3.1 million, or 85.6%, to $6.8 million from $3.7 million for the same period in 2012. This increase in product revenue was attributed to a 113.9% increase in shipments of military and commercial aviation balancing systems and accessory kits. Also contributing to the overall increase was a 67.1% rise in general instrumentation revenue which was driven by higher capacitance product and tensile stage sales.  For the nine months ended September 30, 2013, the largest commercial customer for the segment was an Asian customer, which accounted for $461 thousand, or 6.8%, of the year-to-date revenue. For the nine months ended September 30, 2012, the largest commercial customer for the segment was an Asian distributor, which accounted for $316 thousand, or 8.7%, of the year-to-date revenue. The U.S. Air Force was the largest government customer for the nine months ended September 30, 2013 and accounted for $2.1 million, or 31.5%, of the year-to-date revenue. The U.S. Air Force was also the largest government customer for the nine months ended September 30, 2012 and accounted for $659 thousand, or 18.0%, of the year-to-date revenue.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands)		Revenues for the Three Months Ended September 30,		Revenues for the Nine Months Ended September 30,		Contract Revenues to Date September 30,	Total Contract Orders Received to Date September 30,
Contract (1)	Expiration	2013	2012	2013	2012	2013	2013
Aviation Balancing Systems

$6.5 million U.S. Air Force Maintenance	09/27/2014 (2)	$550	$225	$727	$337	$4,135	$4,180
$4.1 million U.S. Air Force Systems	08/29/2015 (2)	$57	$—	$399	$171	$1,254	$1,254
$917 thousand U.S. Air Force Kit	09/30/2014 (3)	$—	$—	$585	$—	$769	$769

__________________

(1)      Contract values represent maximum potential values and may not be representative of actual results.

(2)      Date represents expiration of contract, which includes the exercise of all four option extensions.

(3)      Date represents expiration of contract, which includes the exercise of two option extensions.

Cost of Product Revenue. Cost of product revenue in our Test and Measurement Instrumentation segment for the three months ended September 30, 2013 increased by $255 thousand, or 41.1%, to $875 thousand from $620 thousand for the same period in 2012 due to the 113.5% increase in product revenue. The cost of product revenue, however, rose proportionately less than the increase in product revenue due to reduced production overhead, lower product material costs and improved inventory management. Gross profit, as a percentage of product revenue, increased to 62.1%, compared to 42.7% for the same period in 2012 due to reduced production overhead, lower product material costs and improved inventory management.

Cost of product revenue in our Test and Measurement Instrumentation segment for the nine months ended September 30, 2013 increased by $713 thousand, or 36.8%, to $2.7 million from $1.9 million for the same period in 2012 due to the 85.6% increase in product revenue. The cost of product revenue, however, rose proportionately less than the increase in product revenue due to reduced production overhead, lower product material costs and improved inventory management. Gross profit, as a percentage of product revenue, increased to 60.9%, compared to 46.9% for the same period in 2012 due to reduced production overhead, lower product material costs and improved inventory management.

Unfunded Research and Product Development Expenses. Unfunded research and product development expenses in our Test and Measurement Instrumentation segment for the three months ended September 30, 2013 decreased by $26 thousand, or 7.8%, to $301 thousand from $327 thousand for the same period in 2012. This decrease was due to reduced external development spending.

Unfunded research and product development expenses in our Test and Measurement Instrumentation segment for the nine months ended September 30, 2013 decreased by $90 thousand, or 8.7%, to $948 thousand from $1.0 million for the same period in 2012. This decrease was due to lower personnel costs and reduced external development spending.

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our Test and Measurement Instrumentation segment for the three months ended September 30, 2013 increased by $100 thousand, or 21.3%, to $572 thousand from $472 thousand for the same period in 2012. This increase is the result of increased commissions to external sales representatives and higher personnel costs.

Selling, general and administrative expenses in our Test and Measurement Instrumentation segment for the nine months ended September 30, 2013 increased by $159 thousand, or 11.2%, to $1.6 million from $1.4 million for the same period in 2012. This increase is the result of additional staffing in the sales department, higher commissions to external sales representatives and increased international travel.

New Energy Segment

Selling, General and Administrative Expenses. Selling, general and administrative expenses in our New Energy segment decreased by $16 thousand to $25 thousand for the three months ended September 30, 2013, compared to $41 thousand for the same period in 2012.

Selling, general and administrative expenses in our New Energy segment decreased by $70 thousand to $67 thousand for the nine months ended September 30, 2013, compared to $137 thousand for the same period in 2012. Currently, MTI Micro has no employees and projects to spend between $5 and $10 thousand per month for operating activities including rent, limited sales efforts, patent fees to keep the patent portfolio current and minimal consultant costs to perform these initiatives.

Results of Consolidated Operations

Operating Income (Loss). Operating income for the three months ended September 30, 2013 was $255 thousand compared to an operating loss of $1.2 million for the same period in 2012. Operating income for the nine months ended September 30, 2013 was $553 thousand compared to an operating loss of $2.7 million for the same period in 2012. These increases in operating income were a result of the factors noted above as well as savings achieved from the cost reductions implemented in the second half of 2012.

Income Tax (Expense) Benefit. Income tax expense for the three and nine months ended September 30, 2013 was $113 thousand and $268 thousand, respectively. Income tax expense for both the three and nine months ended September 30, 2012 was $6 thousand. During the nine months ended September 30, 2013, the Company’s effective income tax rate was 47.4%. The projected annual effective tax rate is more than the Federal statutory rate of 35%, primarily due to permanent differences and the change in the valuation allowance. For the nine months ended September 30, 2012, the Company’s effective income tax rate was 0%. The valuation allowance against our deferred tax assets was approximately $17.8 million at September 30, 2013 and December 31, 2012. We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowances on a quarterly basis.

Net Loss (Income) Attributed to Non-Controlling Interests (of MTI Micro). The net loss attributed to non-controlling interests for the three and nine months ended September 30, 2013 was $18 thousand and $52 thousand, respectively. This is the result of the net loss of MTI Micro of $34 thousand and $99 thousand, respectively for the three and nine months ended September 30, 2013. The net loss attributed to non-controlling interests was $36 thousand for the three months ended September 30, 2012, which is the result of the net loss of MTI Micro of $69 thousand in 2012. The net income attributed to non-controlling interests was $10 thousand for the nine months ended September 30, 2012. This is the result of the net income of MTI Micro of $19 thousand in 2012.  During 2012, MTI Micro’s operations were impacted by the suspension of operations in late 2011 and the money received from the sales of certain surplus equipment on hand.

Net Income (Loss) Attributed to MTI. Net income attributed to MTI for the three months ended September 30, 2013 was $164 thousand compared to a net loss attributed to MTI of $1.1 million for the same period in 2012. The increase in net income attributed to MTI of $1.3 million is primarily attributable to an increase of MTI Instruments net income of $1.1 million, which is a result of the factors discussed above.

Net income attributed to MTI for the nine months ended September 30, 2013 was $350 thousand compared to a net loss attributed to MTI of $2.5 million for the same period in 2012. The increase in net income attributed to MTI of $2.9 million is primarily attributable to an increase of MTI Instruments net income of $2.7 million, which is a result of the factors discussed above.

Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Nine Months Ended	Nine Months Ended	Year Ended
	September 30,	September 30,	Dec 31,
	2013	2012	2012
Cash	$1,007	$531	$289
Working capital	1,950	876	1,350
Net income (loss) attributed to MTI	350	(2,540)	(2,086)
Net cash provided by (used in) operating activities	773	(1,269)	(1,506)
Purchase of property, plant and equipment	(68)	(12)	(17)

The Company has historically incurred significant losses, until 2012 the majority stemming from the direct methanol fuel cell product development and commercialization programs of MTI Micro, and had a consolidated accumulated deficit of $121.8 million as of September 30, 2013. During the nine months ended September 30, 2013, the Company generated net income attributed to MTI of $350 thousand, had cash provided by operating activities totaling $773 thousand and had working capital of $2.0 million, a $600 thousand increase from December 31, 2012. This increase was the result of the cost saving initiatives that were implemented in the second half 2012. Management believes that the reorganized Company currently has adequate resources to avoid any other cost cutting measures which could adversely affect the business. As of September 30, 2013, we had no debt, no outstanding commitments for capital expenditures and approximately $970 thousand (excluding MTI Micro available cash) of cash available to fund our active operations.

If production levels rise at MTI Instruments, additional capital equipment may be required in the foreseeable future. For the remainder of 2013, we expect to spend approximately $32 thousand on capital equipment and $427 thousand in research and development on MTI Instruments’ products. We expect to finance any future expenditures and continue funding our active operations from our current cash position and our projected 2013 cash flow pursuant to management’s current plan. We may also seek to supplement our resources through sales of stock or assets, including our investment in MTI Micro. Besides the line of credit at MTI Instruments, we have no other commitments for funding future needs of the organization at this time and such additional financing during 2013 may not be available to us on acceptable terms, if at all.

While it cannot be assured, management believes that, due in part to our current working capital, the aforementioned cost reductions implemented in the second half of 2012, recent replacements in sales staff and projected inventory reductions, the Company should continue the positive cash flows it experienced in the first three quarters of 2013 to fund the Company’s active operations for the foreseeable future. However, if near-term revenue estimates are delayed or missed, the Company may need to implement additional steps to ensure liquidity including, but not limited to, the deferral of planned capital spending, postponing anticipated new hires and/or delaying existing or pending product development initiatives. Such steps, if required, could potentially have a material and adverse effect on the business.

Although MTI Micro continues to believe in the potential of its Mobion® based power solutions, operations have been suspended since late 2011 at MTI Micro until such time as market demand and other deciding factors, including obtaining additional external financing, the successful completion of customer trials, a new development program with a government agency, and/or a customer order, come to fruition. MTI Micro will continue to seek additional capital from external sources to resume operations and fund future development, as warranted. If MTI Micro is unable to secure additional financing, a new development program or a customer order, the MTI Micro Board of Directors will assess other options for MTI Micro, including the sale of its intellectual property portfolio and/or remaining assets. As of September 30, 2013, MTI Micro’s available cash is approximately $37 thousand.

Line of Credit

On September 20, 2011, MTI Instruments entered into a working capital line of credit with First Niagara Bank, N.A., pursuant to the Demand Grid Note. MTI Instruments may borrow from time to time up to $400 thousand to support its working capital needs. The note is payable upon demand, and the interest rate on the note is equal to the prime rate with a floor of 4.0% per annum. The note is secured by a lien on all of the assets of MTI Instruments and is guaranteed by the Company. The line of credit was renewed on September 23, 2013. The line of credit is subject to a review date of June 30, 2014. Under the line of credit, MTI Instruments is required to maintain a line balance of $0 for thirty consecutive days during each calendar year. As of September 30, 2013 and December 31, 2012 there were no amounts outstanding under the line of credit.

Backlog, Inventory and Accounts Receivable

At September 30, 2013, our order backlog was $417 thousand compared to $1.5 million at September 30, 2012 and $1.6 million at December 31, 2012. The decrease in backlog from December 2012 was due to lower bookings under existing contracts during the first nine months of the year.

Our inventory turnover ratios and accounts receivable days outstanding for the trailing twelve month periods and their changes at September 30, 2013 and 2012 are as follows:

	2013	2012	Change
Inventory turnover	3.6	2.4	1.2
Average accounts receivable days outstanding	41	43	(2)

The increase in inventory turns is due to a 14% decrease in average inventory balances on a 30% rise in sales during the comparable periods.

The average accounts receivable days outstanding for the last twelve months has been reduced two days due to higher government sales, which on average pay in less than thirty days.

Off-Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

Recent Accounting Pronouncements

There are no recently issued accounting standards or standards with pending adoptions that the Company’s management currently anticipates will have any material impact upon our financial statements.

Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements contained in this Form 10-Q that are not statements of historical fact may be forward-looking statements. When we use the words “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” “should,” “could,” “may,” “will” and similar words or phrases, we are identifying forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding:

  management’s belief that it will have adequate resources to fund the Company’s operations and capital expenditures over at least the next twelve months;

  anticipated levels of future earnings and continued positive cash flow;

  current plans of and projected spending by MTI Micro;

  the expectation that further cost-cutting measures will be avoided;

  future capital expenditures and spending on research and development;

  expected funding of future cash expenditures;

  projected inventory reductions; and

  the impact of pending legal proceedings.

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
  the dependence of our test and measurement instrumentation business on a small number of customers and potential loss of government contracts – particularly in light of expected defense department spending reductions resulting from the sequestration implemented in 2013 or cuts that may be imposed as a result of ongoing Congressional budget negotiations;
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
  MTI Micro’s need to raise additional financing; and
  other factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of MTI’s disclosure controls and procedures as of September 30, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text: (i) Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012; (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2013 and 2012; (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2013 and 2012; and (iv) related notes, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mechanical Technology, Incorporated
Date: November 7, 2013	By:	/S/ KEVIN G. LYNCH
Kevin G. Lynch Chief Executive Officer
	By:	/S/ FREDERICK W. JONES
Frederick W. Jones Chief Financial Officer