Form 10-K
period 2013-12-31
MECHANICAL TECHNOLOGY INC
filed 2014-03-06
CIK 64463

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____TO _____

Mechanical Technology, Incorporated

 (Exact name of registrant as specified in its charter)

__________________

New York	000-06890	14-1462255
(State or other jurisdiction	(Commission File Number)	(IRS Employer
of incorporation or organization)		Identification No.)

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

Large Accelerated Filer☐	Accelerated Filer☐	Non-Accelerated Filer☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2013 (based on the last sale price of $0.51 per share for such stock reported on the over-the-counter market for that date) was $2,477,110.

As of February 27, 2014, the Registrant had 5,256,883 shares of common stock outstanding.

Documents incorporated by reference: Portions of the registrant’s Proxy Statement for its 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1: Business

Unless the context requires otherwise in this Annual Report on Form 10-K, the terms the “Company,” “we,” “us,” and “our” refer to Mechanical Technology, Incorporated, “MTI Instruments” refers to MTI Instruments, Inc., and “MTI Micro” refers to MTI MicroFuel Cells, Inc. Other trademarks, trade names, and service marks used in this Annual Report on Form 10-K are the property of their respective owners.

Mechanical Technology, Incorporated, a New York corporation, was incorporated in 1961. The Company’s core business is conducted through MTI Instruments, Inc., a wholly-owned subsidiary incorporated in New York on March 8, 2000 and the sole component of the Company’s Test and Measurement Instrumentation segment. The Company’s operations are headquartered in Albany, NY where it designs, manufactures, and markets its products globally. Through the year ended December 31, 2013, the Company also operated in a New Energy segment with business conducted through MTI MicroFuel Cells, Inc. On December 31, 2013, as a result of a stock warrant exercise, the Company transferred management of MTI Micro to Dr. Walter L. Robb (a member of the Company’s and MTI Micro’s board of directors) and his new management team. The Company is consequently no longer reporting MTI Micro as a variable interest entity (VIE) as of the close of business on December 31, 2013 (date of MTI Micro deconsolidation). The Company determined that the effect of the deconsolidation of the VIE would be to remove MTI Micro in the consolidated balance sheet as of December 31, 2013 but include MTI Micro’s activity in the consolidated statement of operations for the year ended December 31, 2013. The fair value of the Company’s current non-controlling interest in MTI Micro has been determined to be $0 as December 31, 2013 based on MTI Micro’s net position and expected cash flows. In the future, the Company will record its investment in MTI Micro using the equity method of accounting, if applicable. As of December 31, 2013, the Company owned an aggregate of approximately 47.5% of MTI Micro’s outstanding common stock.

MTI Instruments is a supplier of precision linear displacement solutions, vibration measurement and system balancing solutions, and wafer inspection tools; these tools and solutions are developed for markets that require the precise measurements and control of products processes for the development and implementation of automated manufacturing, assembly, and consistent operation of complex machinery.

As part of its strategy, MTI Instruments provides its customers with enabling sensors and sensing technologies that help advance manufacturing processes and new product development efforts. The demand for higher quality and lower cost products ranging from semiconductor chips to electronics and large items such as automobiles continues to drive Original Equipment Manufacturers (OEMs) and their suppliers to invest in technology and the capability to rapidly produce high quality products. Industry has moved towards flexible manufacturing doctrines around mass customization and production incorporating six sigma, and lean principles to reduce labor and waste, while increasing quality. Modern manufacturing advances at a very rapid pace with the help of automation controls and precision sensing technologies for operating equipment, processes in factories, and other applications with minimal or reduced human intervention. OEMs find that using automation helps them not only improve on quality, but also can save labor, energy and materials while significantly improving accuracy and precision. In some industries like semiconductors, fabrication facilities are fully automated and are aided by humans on a low frequency basis.

Using a combination of integrated smart robotics, manufacturing lines, and a myriad of sensors that measure ongoing equipment performance, monitoring and drive controls have resulted in significant advancements in productivity and quality in manufacturing. There is no question that the world is moving from classic manufacturing and assembly towards automation and measurement.

MTI Instruments has decades of experience in working with OEMs and their suppliers in the development of sensor technology to complement OEMs manufacturing processes, and now in their development of new automation controls and processes by providing sensors and sensing technologies. The Company has taken steps to move towards a market-based approach by examining and targeting specific segments including the industrial and consumer electronics, automotive and other precision automated manufacturing industries, turbo machinery and research for both product and process development segments that lead to the key markets served.

This same approach is driving the demand for engine vibration measurement and balancing. Ongoing efforts to improve engine performance and lower fuel consumption drive both military and commercial axial turbo-machinery operators to maintain their equipment at peak performance.

Precision Automated Manufacturing

As demand increases for higher quality, lower cost, and more efficient products, there is a world-wide need for OEMs to drive continuous improvement efforts through use of the most innovative manufacturing and assembly techniques in products and processes.  Due to the level of precision required, these products or processes are managed through automated systems (Piezo positioners, robots, etc.) and require precise measurement, data transmission, analysis and management.

MTI Instruments provides advanced, ultra precision linear displacement solutions that help customers achieve higher levels of efficiency through precision measurement systems that enable valuable data collection and allow process control. We customize linear displacement solutions for OEMs that can be incorporated into a tool or equipment manufactured by a company to monitor performance and/or achieve control (“in product application”) or into a process to control the manufacture of parts or measure critical parameters of parts as they enter or leave a process (“in process applications”).

MTI Instruments is a preferred supplier for applications that require complex and extremely precise measurement of small, intricate targets and assemblies. MTI Instruments uses its significant track record and experience using capacitance, laser and fiber optic technologies to make accurate linear displacement measurements to the sub-nanometer level of accuracy. These advanced sensing and physical measurement technologies are used to produce products that range from basic sensors to complete, fully integrated measurement systems. Applications include precision positioning, material surface measurements, off-center vibration measurements, and pattern recognition analysis.

Listed below are selected MTI Instruments’ Automated Manufacturing product offerings and technologies:

	Product	Description
	Accumeasure Series	Ultra-high precision capacitive systems offering nanotechnology accuracy.
NEW PRODUCT	Accumeasure D Series	Ultra-high precision digital capacitive systems offering sub-nanotechnology accuracy.
	Microtrak 3	Single spot laser sensor equipped with the latest complementary metal oxide semiconductor (CMOS) sensor technology with higher sensitivity than previous generation.
NEW PRODUCT	Microtrak LTS	Easy to use single spot laser thickness systems with the latest CMOS sensor technology, and digital linearization for superb linearity.
	Microtrak PRO-2D	2D laser triangulation scanners that provide profile, displacement, and 3D images.
	MTI-2100 Fotonic Sensor Series	Fiber-optic based vibration sensor systems with high frequency response.

Axial Turbo Machinery

Turbo machines are categorized according to the type of flow. When the fuel and air flow is parallel to the axis of rotation, they are referred to as axial flow machines. MTI Instruments is a leader in the development and commercialization of vibration measurement and system balancing for axial type engines – typically medium and large turbo fan aircraft engines – for both military and commercial applications.

MTI Instruments designs and manufactures computer-based portable balancing systems (PBS) products which automatically collect and record engine vibration data, identifying vibration or balance trouble, and calculating a solution to the problem. These products are designed to quickly pinpoint engine vibration issues.

PBS products are used by major aircraft engine manufacturers, the U.S. and foreign militaries, and commercial airlines, as well as gas turbine manufacturers.

Listed below are selected MTI Instruments’ Turbo Machinery product offerings and technologies:

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

Industrial and Academic Research and Development (R&D)

Present-day research and process development is a core part of the modern business world; critical decisions are made from data and discoveries made through these efforts. As companies understand and profit from the benefits of organized R&D efforts, they also make further commitments and investments into new R&D cycles making internal R&D budgets reach higher and higher levels.  R&D is also a tool for modern companies to proactively leapfrog competition and keep pace with trends, enhance manufacturing processes, and develop products to meet new customer demands.

MTI Instruments has a long track record of working with private sector companies as well as academic institutions on their R&D efforts. We have a dedicated line of tabletop linear displacement instruments, material testers, and wafer metrology tools that help provide valuable information to enhance products and processes. Our family of R&D related products are used widely in applications including wafer surface metrology, nano-material testing, and precision linear displacement and positioning. Our customers include testing and R&D departments in large industry and academia as well as process development laboratories focused in automotive, electronics, semiconductor, solar, and material development.

Listed below are MTI Instruments’ Industrial and Academic Research and Development product offerings and technologies:

	Product	Description
	Proforma 200SA/300SA	Semi-automated, non-contact semiconductor full wafer surface scanning system for thickness, total thickness variation (TTV), bow, warp, site and global flatness.
	Proforma 300	Manual, non-contact measurement of semiconductor wafer thickness, TTV and bow.
	PV 1000	In process tool for measuring thickness and bow of solar wafers.
	MTII/Fullam Tensile Stages	Tensile testers specifically designed for use inside scanning electron and other microscopes.
	Accumeasure Series	Ultra-high precision capacitive systems offering nanotechnology accuracy.
NEW PRODUCT	Accumeasure D Series	Ultra-high precision digital capacitive systems offering sub-nanotechnology accuracy.
	MTI-2100 Fotonic Sensor Series	Fiber-optic based vibration sensor systems with high frequency response.

Marketing and Sales

MTI Instruments markets its products and services using selected and specific channels of distribution. In the Americas, for precision automated manufacturing and the R&D sectors, MTI Instruments uses a combination of direct sales and representatives. Overseas, particularly in Europe and Asia, MTI Instruments uses distributors and agents specific to our targeted end markets. For axial turbo machinery, MTI Instruments primarily sells directly to end users.

To supplement these efforts, we use both commercial and industrial search engines, targeted newsletters, purchased customer lists and participation in trade shows to identify and expand its customer base.

Product Development and Manufacturing

MTI Instruments conducts research and develops technology to support both its existing and new products. Management believes that MTI Instruments’ success depends to a large extent upon identifying market requirements, innovation, and utilizing our technological expertise to develop and implement new products.

In 2013, efforts were dedicated to the development and commercialization of a brand new family of products – the Accumeasure D series. Using 30 plus years of linear displacement experience, engineers and scientists worked hand in hand to combine capacitance principles with modern enabling digital technology – the result, an ultra precise linear displacement capacitance system with a true digital output.

During the fourth quarter of 2012, MTI Instruments launched the Microtrak 3 family of single spot laser sensors equipped with the latest CMOS sensor technology for better performance than previous products. Today, this product is being used in some of the largest consumer electronics assembly operations in Asia.

We seek to achieve a competitive position by continuously advancing our technology, producing new state of the art precision measurement equipment, expanding our worldwide distribution, and providing intimate customer support.

MTI Instruments develops, assembles and tests its products at its facility located in Albany, New York. Management believes that most of the raw materials used in our products are readily available from a variety of vendors.

Intellectual Property and Proprietary Rights

We rely on trade secret and copyright laws to establish and protect the proprietary rights of our products. In addition, we enter into standard confidentiality agreements with our employees and consultants and seek to control access to and distribution of our proprietary information. Even with these precautions, it may be possible for a third party to copy or otherwise obtain and use our products or technology without authorization or to develop similar technology independently. In addition, effective copyright and trade secret protection may be unavailable or limited in certain foreign countries.

Significant Customers

MTI Instruments’ largest customer is the U.S. Air Force. We also have strong relationships with companies in the electronics, aircraft, aerospace, automotive, semiconductor and research industries. The U.S. Air Force accounted for 27.2% and 22.3%, respectively, of product revenues during 2013 and 2012. The largest commercial customer in 2013 was an Asian customer, who accounted for 6.8% of total product revenues in 2013. The largest commercial customer in 2012 was an Asian distributor, who accounted for 6.9% of total product revenues in 2012.

Competition

We compete with several companies, substantially all of which are larger than MTI Instruments.

In the precision automated manufacturing market, MTI Instruments faces competition from companies including Keyence, Micro Epsilon, Microsense, Schmitt Industries, Capacitec, and Lion Precision Instruments.

In axial turbo machinery, MTI Instruments competes with companies including ACES Systems and Meggitt Sensing Systems.

In R&D, competition includes companies in precision linear displacement, including Gatan, Deben, Sigma Tech Corporation, and E+H (Eichhorn+Hausmann) GmbH.

The primary competitive considerations in MTI Instruments’ markets are product quality, performance, price, timely delivery, and the ability to identify, pursue and obtain new customers. MTI Instruments believes that its employees, product development skills, sales and marketing systems and reputation are competitive advantages.

Research and Development

MTI Instruments conducts research and develops technology to support its existing products and develop new products. Management believes that the success of MTI Instruments depends to a large extent upon identifying market requirements, innovation, technological expertise and new product development.

MTI has incurred research and development costs of approximately $1.3 million and $1.4 million, which is primarily related to MTI Instruments, for the years ended December 31, 2013 and 2012, respectively. We expect to continue to invest in research and development in the future at MTI Instruments as part of our growth strategy.

Employees

As of December 31, 2013, we had 35 employees including 31 full-time employees.

Item 1A: Risk Factors

Factors Affecting Future Results

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. Any statements contained, or incorporated by reference, in this Annual Report on Form 10-K that are not statements of historical fact may be forward-looking statements. When we use the words “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” “should,” “could,” “may,” “will” and similar words or phrases, we are identifying forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding:

  anticipated growth in revenues and cashflows;
  management’s belief that it will have adequate resources to fund the Company’s operations and capital expenditures over at least the next twelve months;
  anticipated levels of future earnings and continued positive cash flow;
  the expectation that further cost-cutting measures will be avoided;
  future capital expenditures and spending on research and development;
  needing to hire additional personnel and purchase equipment;
  expected funding of future cash expenditures;
  projected inventory reductions; and
  the impact of pending legal proceedings.

Forward-looking statements involve risks, uncertainties, estimates and assumptions that may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. Important factors that could cause these differences include the following:

  statements with respect to management’s strategy and planned initiatives;
  sales revenue growth of our MTI Instruments business may not be achieved or maintained;
  the dependence of our MTI Instruments business on a small number of customers and potential loss of government contracts - particularly in light of expected defense department spending reductions resulting from the sequestration implemented in 2013 or cuts that may be imposed as a result of ongoing Congressional budget negotiations;
  our lack of long-term purchase commitments from our customers and the ability of our customers to cancel, reduce, or delay orders for our products;
  our inability to build and maintain relationships with our customers;
  our inability to develop and utilize new technologies that address the needs of our customers;
  the cyclical nature of the electronics and military industries;
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
  our occasional dependence on sole suppliers or a limited group of suppliers for MTI Instruments’ business;
  our ability to generate income to realize the tax benefit of our historical net operating losses;
  risks related to the limitation of the use, for tax purposes, of our net historical operating losses in the event of certain ownership changes; and
  other risks discussed below.

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

Risk Factors

You should consider carefully the following risks, along with other information contained in this Annual Report on Form 10-K. The risks and uncertainties described below are not the only ones that may affect us. Additional risks and uncertainties also may adversely affect our business and operations including those discussed in the heading “Factors Affecting Future Results” above. Any of the following events, should they actually occur, could materially and adversely affect our business and financial results.

If we are unsuccessful at addressing our business challenges, our business and results of operations and financial condition may be adversely affected and our ability to invest in and grow our business could be limited.

In order to achieve profitability and improve liquidity, we must successfully achieve all or some combination of the following initiatives: increasing sales, developing new products, controlling operating expenses, managing our cash flows, achieving our targeted cost savings and efficiencies from prior cost reduction initiatives, improving operational efficiency and estimating and projecting accurately our liquidity and capital resources. In Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management’s Plan, Liquidity and Capital Resources in this Annual Report on Form 10-K, we made estimates regarding our cash flow, results of operations and ability to access our existing line of credit at MTI Instruments for the year ending December 31, 2014. If our cash flow, results of operations or ability to borrow under our line of credit are less favorable than we have estimated, we may not be able to make all of our planned operating or capital expenditures or fully execute all of our other plans. Our financial success depends in part on management’s ability to execute our growth strategy. We expect that we will depend primarily on cash generated by our operations for funds to pay our expenses and any amounts due under our credit facility and any other indebtedness we may incur. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flows from operations in the future and our currently anticipated growth in revenues and cash flows may not be realized, either or both of which could result in our being unable to repay indebtedness or to fund other liquidity needs. If we do not have enough money, we may be required to sell assets or borrow money, in each case on terms that may not be acceptable to us. In addition, the terms of existing or future debt agreements, including our existing line of credit, may restrict us from adopting any of these alternatives. In addition, any significant levels of indebtedness in the future could place us at a competitive disadvantage compared to our competitors that may have access to additional resources or proportionately less debt and could make us more vulnerable to economic downturns and adverse developments in our business. Any future loss incurred by the Company could have a material adverse effect on our business and our ability to generate the cash needed to operate our business. Even though we achieved profitability during 2013, we may be unable to sustain or increase our profitability in the future. Failure to continue to implement these initiatives successfully, or the failure of such initiatives to result in improved profitability, could have a material adverse effect on our business plans, liquidity, results of operations and financial condition and may result in a further downsize to the business.

We currently derive all of our product revenue from our MTI Instruments business.

All of our revenue is currently derived from our MTI Instruments business. We do not have a broad portfolio of other products we could rely on to support operations if we were to experience a substantial slowdown in our MTI Instruments business, which is subject to a number of risks, including:

  dependence on a small number of customers;
  a continued slow down or cancellation of sales to the military as a result of a potential redeployment, or sequestration, of governmental funding;
  our ability to maintain, improve, or expand its direct and indirect channels of distribution;
  the potential failure to expand or maintain the business as a result of competition, a lack of brand awareness, or market saturation; and
  an inability to launch new products as a result of intense competition, uncertainty of new technology development, or limited or unavailable resources to fund development.

In addition, revenues from the sale of MTI Instruments’ products can vary significantly from one period to the next. We may sell a significant amount of our products to one or a few customers for various short term projects in one period, and then have markedly decreased sales in following periods as these projects end or customers have the products they require for the foreseeable future. This scenario played out in 2012, when MTI Instruments experienced a significant decline compared to the prior year. The fact that we sell a significant amount of our products to a relatively few number of customers also results in a customer concentration risk. The loss of any significant portion of such customers or a material adverse change in the financial condition of any one of these customers could have a material adverse effect on our revenues, our business and our ability to generate the cash needed to operate our business.

Variability of customer requirements resulting in cancellations, reductions, or delays may adversely affect our operating results.

We are required to provide rapid product turnaround and respond to short lead times. A variety of conditions, both specific to individual customers and generally affecting the demand for OEMs’ products, may cause customers to cancel, reduce, or delay orders. Cancellations, reductions, or delays by a significant customer or by a group of customers could adversely affect our operating results. Conversely, if our customers unexpectedly and significantly increase product orders, we may be required to rapidly increase production, which could strain our resources and reduce our margins.

If we do not keep pace with technological innovations, our products may not be competitive and our revenue and operating results may suffer.

The electronic, semiconductor, solar, automotive and general industrial segments are subject to constant technological change. Our future success will depend on our ability to respond appropriately to changing technologies and changes in product function and quality. If we rely on products and technologies that are not attractive to end users, we may not be successful in capturing or retaining market share. Technological advances, the introduction of new products, and new design techniques could adversely affect our business prospects unless we are able to adapt to the changing conditions. Technological advances could render our products obsolete, and we may not be able to respond effectively to the technological requirements of evolving markets. As a result, we will be required to expend substantial funds for and commit significant resources to:

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

Our future operating results will depend to a significant extent on our ability to provide new products that compare favorably with alternative solutions on the basis of time to introduction, cost, performance, and end-user preferences. Our success in attracting and retaining customers and developing business will depend on various factors, including the following:

  innovative development of new products for customers;

  utilization of advances in technology;

  maintenance of quality standards;

  efficient and cost-effective solutions; and

  timely completion of the design and introduction of new products.

Our inability to develop new product solutions on a timely basis could harm our operating results and impede our growth.

Our efforts to develop new technologies may not result in commercial success and/or may result in delays in development, which could cause a decline in our revenue and could harm our business.

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

The electronics and military industries are cyclical and may result in fluctuations in our operating results.

The electronics and military industries have experienced significant economic downturns at various times. These downturns are characterized by diminished product demand, accelerated erosion of average selling prices, and production overcapacity. We may seek to reduce our exposure to industry downturns by providing design and production services for leading companies in rapidly expanding industry segments. We may, however, experience substantial period-to-period fluctuations in future operating results because of general industry conditions or events occurring in the general economy.

Our operating results may experience significant fluctuations.

In addition to the variability resulting from the short-term nature of our customers’ commitments, other factors contribute to significant periodic and seasonal quarterly fluctuations in our results of operations. These factors include:

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

  timing to meet regulatory requirements;

  tariffs, duties and other trade barrier restrictions;

  greater difficulty in collecting accounts receivable;

  the burdens and costs of compliance with a variety of foreign laws;

  potentially reduced protection for intellectual property rights; and

  political or economic instability in certain parts of the world.

The risks associated with international sales could negatively affect our operating results.

We transact our business in U.S. dollars and bill and collect our sales in U.S. dollars. In 2013, approximately 34.6% of our revenue was from customers outside of the United States. A weakening of the dollar could cause our overseas vendors to require renegotiation of either the prices or currency we pay for their goods and services. Similarly, a strengthening of the dollar could cause our products to be more expensive for our international customers, which could impact price and margins and/or cause the demand for our products, and thus our revenue, to decline.

In the future, customers may negotiate pricing and make payments in non-U.S. currencies. If our overseas vendors or customers require us to transact business in non-U.S. currencies, fluctuations in foreign currency exchange rates could affect our cost of goods, operating expenses, and operating margins and could result in exchange losses. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency. Hedging foreign currencies can be difficult, especially if the currency is not freely traded. We cannot predict the impact that future exchange rate fluctuations may have on our operating results.

Continuing uncertainty of the U.S. and global economy may have serious implications for the growth and stability of our business.

Revenue growth and continued profitability of our business will depend significantly on the overall demand for test and measurement instrumentations in key markets including research and development, automotive, semiconductor and electronics. Softening demand in these markets caused by ongoing economic uncertainty, technological developments, competitive changes or other factors may result in decreased revenue or earnings levels. The U.S. and global economy has been historically cyclical and market conditions continue to be challenging, which has resulted in individuals and companies delaying or reducing expenditures. Further delays or reductions in spending could have a material adverse effect on demand for our products, and consequently on our business, financial condition, results of operations, prospects, stock price, and ability to continue to operate.

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

We may receive notices from third parties that the manufacture, use, or sale of any products we develop infringes upon one or more claims of their patents. Moreover, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, that may later result in issued patents that materially and adversely affect our business. Third parties could also assert infringement or misappropriation claims against us with respect to our future product offerings, if any. We cannot be certain that we have not infringed the intellectual property rights of any third parties. Any infringement or misappropriation claim could result in significant costs, substantial damages, and our inability to manufacture, market, or sell any of our product offerings that are found to infringe. Even if we were to prevail in any such action, the litigation could result in substantial cost and diversion of resources that could materially and adversely affect our business. If a court determined, or if we independently discovered, that our product offerings violated third-party proprietary rights, there can be no assurance that we would be able to re-engineer our product offerings to avoid those rights or obtain a license under those rights on commercially reasonable terms, if at all. As a result, we could be prohibited from selling products that are found to infringe upon the rights of others. Even if obtaining a license were feasible, it may be costly and time-consuming. A court could also enter orders that temporarily, preliminarily, or permanently enjoin us from making, using, selling, offering to sell, or importing our products that are found to infringe on third parties’ intellectual property rights, or could enter orders mandating that we undertake certain remedial actions. Further, a court could order us to pay compensatory damages for any such infringement, plus prejudgment interest, and could in addition treble the compensatory damages and award attorneys’ fees. Any such payments could materially and adversely affect our business and financial condition.

Our confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information, which could limit our ability to compete.

We rely on trade secrets to protect our proprietary technology and processes. Trade secrets are difficult to protect. We enter into confidentiality and intellectual property assignment agreements with our employees, consultants, and other advisors. These agreements generally require that the other party keep confidential and not disclose to third parties confidential information developed by the party under such agreements or made known to the party by us during the course of the party’s relationship with us. However, these agreements may not be honored and enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time-consuming, and the outcome is unpredictable. Our failure to obtain and maintain trade secret protection could adversely affect our competitive position.

We experienced an ownership change in MTI Micro that resulted in a limitation of tax attributes relating to the use of their net operating losses, and we may experience further ownership changes in MTI which would result in a further limitation of the use of our net operating losses.

We estimate that as of December 31, 2013, the Company and MTI Instruments have net operating loss (NOL) carryforwards of approximately $51.9 million and MTI Micro has NOL carryforwards of approximately $16.8 million. As a result of the conversion of the bridge notes in December 2009, MTI no longer maintained an 80% or greater ownership in MTI Micro. Thus, MTI Micro was no longer included in Mechanical Technology, Incorporated and Subsidiaries' consolidated federal and combined New York State tax returns, effective December 9, 2009.  Pursuant to the Internal Revenue Service's consolidated tax return regulations (IRS Regulation Section 1.1502-36), upon MTI Micro leaving the Mechanical Technology, Incorporated and Subsidiaries’ consolidated group, MTI elected to reduce a portion of its stock tax basis in MTI Micro by "reattributing" a portion of MTI Micro's NOL carryforwards to MTI, for an amount equivalent to its built-in loss amount in MTI's investment in MTI Micro's stock. As the result of MTI making this election with its December 31, 2009 tax return, MTI reattributed approximately $45.2 million of MTI Micro's NOLs (reducing its tax basis in MTI Micro's stock by the same amount), leaving MTI Micro with approximately $13 million of separate company NOL carryforwards at the time of conversion of the Bridge Notes.

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

Our ability to utilize the MTI NOL carryforwards, including any future NOL carryforwards that may arise, may be limited by Section 382 if we undergo any further “ownership changes” as a result of subsequent changes in the ownership of our outstanding common stock pursuant to the exercise of MTI options outstanding, additional financings obtained, or otherwise.

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2: Properties

We lease approximately 17,400 square feet of office, manufacturing and research and development space at 325 Washington Avenue Extension, Albany, NY 12205. The current lease agreement expires on November 30, 2014 and negotiations are underway for leasing facilities beyond this time period. We believe our facilities are generally well maintained and adequate for our current needs and for expansion, if required.

Item 3: Legal Proceedings

In January 2013, an action commenced and is pending in the State of New York Supreme Court in Albany County upon a complaint of the plaintiff, Berkshire Bank, against Kingfisher, LLC; Edward L. Hoe, Jr.; Mechanical Technology, Incorporated; MTI MicroFuel Cells Inc.; Xcelaero Corporation; Regional Emergency Medical Services Council of the Hudson-Mohawk Valleys, Inc.; Inverters Unlimited Inc.; and John Doe No. 1 through John Doe No. 15 (the named defendants) for the foreclosure of the mortgaged premises located at 431 New Karner Road, Town of Colonie, County of Albany, New York. The Company was named as a party defendant to this action by virtue of its former possession of a portion of the mortgaged premises, and the fact that they have, or claim to have, a leasehold or other possessory interest in a portion of the mortgaged premises. On October 1, 2013, the State of New York Supreme Court in Albany County granted a judgment of foreclosure and closed out this action. The Company is under no obligations in relation to this judgment.

At any point in time, we may be involved in various lawsuits or other legal proceedings. Such lawsuits could arise from the sale of products or services or from other matters relating to our regular business activities, compliance with various governmental regulations and requirements, or other transactions or circumstances. We do not believe there are any such proceedings presently pending that could have a material effect on our business, financial condition or results of operations.

Item 4: Mine Safety Disclosure

Not applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)

Market Information

Our common stock is quoted on the OTC Markets Group quotation system under the symbol “MKTY.” The following table sets forth the high and low bid information for our common stock as reported on the OTC Market Group quotation system for the periods indicated:

	High	Low
Fiscal Year Ended December 31, 2013
First Quarter	$.39	$.11
Second Quarter	.70	.22
Third Quarter	1.65	.49
Fourth Quarter	1.08	.75

Fiscal Year Ended December 31, 2012
First Quarter	$.74	$.11
Second Quarter	.58	.11
Third Quarter	.39	.11
Fourth Quarter	.37	.17

Holders

We have one class of common stock, par value $.01, and are authorized to issue 75,000,000 shares of common stock. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders.  As of December 31, 2013 and 2012 there were 5,256,883 shares of common stock issued and outstanding. As of February 19, 2014, there were approximately 237 shareholders of record of the Company’s common stock.

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

Item 6: Selected Financial Data

Not applicable.

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

Overview

MTI’s core business is conducted through MTI Instruments, Inc., a wholly-owned subsidiary and the sole component of the Company’s Test and Measurement Instrumentation segment. The Company also operated in a New Energy segment with business conducted through MTI MicroFuel Cells, Inc. until December 31, 2013 (date of MTI Micro deconsolidation).

Test and Measurement Instrumentation Segment – MTI Instruments is a supplier of precision linear displacement solutions, vibration measurement and system balancing solutions, precision tensile measurement systems and wafer inspection tools, serving markets that require 1) the precise measurements and control of products and processes in automated manufacturing, assembly, and consistent operation of complex machinery, 2) metrology tools for semiconductor and solar wafer characterization, tensile stage systems for materials testing and precision linear displacement gauges all for use in academic and industrial research and development settings, and  3) engine balancing and vibration analysis systems for both military and commercial aircraft.

We are continuously working on ways to increase our sales reach, including expanded worldwide sales coverage and enhanced internet marketing.

New Energy Segment – MTI Micro had been developing an off-the-grid power solution for various portable electronic devices. Its patented proprietary direct methanol fuel cell technology platform converts methanol fuel to usable electricity capable of providing continuous power, as long as necessary fuel flows are maintained.

Recent Developments

The Company appointed Kevin G. Lynch as the Chief Executive Officer of the Company, effective May 1, 2013. Mr. Lynch had served as the Acting Chief Executive Officer, in an advisory role, since September 12, 2012. In connection with his permanent appointment, Mr. Lynch receives an annual base salary of $260,000 and is eligible for an annual bonus of up to $200,000 based upon achieving milestones as established by the Board of Directors. Mr. Lynch also received options to purchase 100,000 shares of the Company’s common stock at an exercise price of $0.46 per share based on the closing market price of our common stock on the date of grant.

On August 28, 2013, the Board of Directors of the Company appointed David C. Michaels to the Board of Directors. Mr. Michaels was also elected to the Governance, Compensation & Nominating Committee and the Audit Committee of the Board. Upon joining the Board, Mr. Michaels received options to purchase 12,500 shares of the Company’s common stock at an exercise price of $0.90 per share based on the closing market price of our common stock on the date of grant.

Results of Operations

Results of Operations for the Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012.

Test and Measurement Instrumentation Segment

Product Revenue: Product revenue relates to revenue recognized from the Test and Measurement Instrumentation product lines.

Product revenue in our Test and Measurement Instrumentation segment for the year ended December 31, 2013 increased by $2.5 million, or 41.6%, to $8.4 million in 2013 from $5.9 million in 2012. This increase in product revenue was attributable to a 57.2% increase in shipments of military and commercial aviation balancing systems and accessory kits most notably under existing Air Force contracts. Also contributing to the overall increase was a 37.3% rise in general instrumentation revenue, which was driven by higher capacitance product, tensile stage and laser system sales. For the year ended December 31, 2013, the largest commercial customer for the segment was an Asian customer, which accounted for 6.8% of annual product revenue. In 2012, the largest commercial customer for the segment was an Asian distributor, which accounted for 6.9% of annual product revenue. The U.S. Air Force was the largest government customer for the year ended December 31, 2013 and accounted for 27.2% of annual product revenue. The U.S. Air Force was also the largest government customer for the year ended December 31, 2012 and accounted for 22.3% of annual product revenue.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands)			Revenues for the Year Ended		Contract Revenues to Date	Total Contract Orders Received To Date
			December 31,		December 31,	December 31,
Contract(1)	Expiration		2013	2012	2013	2013
Aviation Balancing Systems
$6.5 million U.S. Air Force Maintenance	09/27/2014	(2)	$863	$504	$4,271	$4,273
$4.1 million U.S. Air Force Systems	08/29/2015	(2)	$399	$171	$1,254	$1,254
$917 thousand U.S. Air Force Kit	09/30/2014	(3)	$585	$184	$769	$769

____________________

(1)	Contract values represent maximum potential values at time of contract placement and may not be representative of actual results.
(2)	Date represents expiration of contract, which includes the exercise of all four option extensions.
(3)	Date represents expiration of contract, which includes the exercise of two option extensions.

Cost of Product Revenue: Cost of product revenue includes the direct material and labor cost as well as an allocation of overhead costs that relate to the manufacturing of products we sell. In addition, cost of product revenue also includes the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations.

Cost of product revenue in our Test and Measurement Instrumentation segment for the year ended December 31, 2013 increased by $288 thousand, or 9.7%, to $3.3 million in 2013 from $3.0 million in 2012 primarily as a result of the increased sales as discussed above under Product Revenue, partially offset by reduced production overhead, lower product material costs and improved inventory management. Such offsetting factors also resulted in gross profit, as a percentage of product revenue, increasing to 61.0% compared to 49.7% during 2012.

Unfunded Research and Product Development Expenses: Unfunded research and product development expenses (meaning research and development that we conduct that is not reimbursed by customers) includes the costs of materials to build development and prototype units, cash and non-cash compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services, and other general overhead costs associated with our research and development activities.

Unfunded research and product development expenses in our Test and Measurement Instrumentation segment for the year ended December 31, 2013 decreased by $45 thousand, or 3.3%, to $1.3 million in 2013 from $1.4 million in 2012. This decrease was due to reduced external development spending and lower personnel costs.

Selling, General and Administrative Expenses: Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses in our Test and Measurement Instrumentation segment for the year ended December 31, 2013 increased by $143 thousand, or 7.5%, to $2.1 million in 2013 from $1.9 million in 2012. This increase is the result of additional staffing in the sales department, higher commissions to external sales representatives and increased international travel.

New Energy Segment

Unfunded Research and Product Development Expenses: Unfunded research and product development expenses includes materials to build development and prototype units, cash and non-cash compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services, and other general overhead costs associated with our research and development activities.

There was no unfunded research and product development expenses in our New Energy segment for the year ended December 31, 2013, compared to unfunded research and product development income of $1 thousand in 2012. This decrease is attributable to the suspension of MTI Micro’s operations that began in late 2011. As of December 31, 2013, the Company no longer reported the New Energy segment as a VIE. Refer to the Consolidated Financial Statements Note 2 regarding the deconsolidation of the VIE.

Selling, General and Administrative Expenses: Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses in our New Energy segment decreased by $71 thousand to $89 thousand for the year ended December 31, 2013, compared to $160 thousand in 2012. This decrease is attributable to the suspension of operations that began in late 2011. As of December 31, 2013, the Company no longer reported the New Energy segment as a VIE. Refer to the Consolidated Financial Statements Note 2 regarding the deconsolidation of the VIE.

MTI Parent – Corporate Entity

Selling, General and Administrative Expenses: Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses from the Corporate Entity for the year ended December 31, 2013 decreased by $468 thousand, or 26.8%, to $1.3 million in 2013 from $1.7 million in 2012. This decrease is the result of a decrease in audit fees for 2013 as well as decreases in salary and benefits related to management changes in 2012.

Results of Consolidated Operations

Operating Income (Loss): Operating income for the year ended December 31, 2013 was $361 thousand compared to operating loss of $2.2 million in 2012. This increase in operating income was a result of the factors noted above.

Gain on Variable Interest Entity Deconsolidation: Gain on variable interest entity deconsolidation was $3.6 million and $0 for the years ended December 31, 2013 and 2012, respectively.  As of December 31, 2013, the Company no longer reported MTI Micro as a VIE and the removal of the associated non-controlling interest from MTI’s consolidated equity triggered this one-time gain. Refer to the Consolidated Financial Statements Note 2 regarding the deconsolidation of the VIE.

Other (Expense) Income: Other expense for the year ended December 31, 2013 was $366 thousand compared to other income of $162 thousand in 2012.  The increase in expense of $528 thousand primarily relates to the $380 thousand allowance recorded on a related party note receivable with MTI Micro in 2013 and a reduction of the gain on sale of assets of $200 thousand as 2012 included the sales of certain surplus equipment by MTI Micro, of which there was no comparable sales in 2013.

Income Tax (Expense) Benefit: Income tax expense for the years ended December 31, 2013 and 2012 was $35 thousand and $6 thousand, respectively. Our income tax rate for the years ended December 31, 2013 and 2012 was 1% and 0%, respectively. The year ended December 31, 2013 expense consists of minimal state tax expense of under $1 thousand and $35 thousand in deferred tax expense related to utilization of our deferred tax assets and an increase in the valuation allowance.  The year ended December 31, 2012 expense consists of only state tax expense.

Net Loss Attributed to Non-Controlling Interests (of MTI Micro): The net loss attributed to non-controlling interests for the year ended December 31, 2013 increased by $72 thousand to $75 thousand in 2013 from $3 thousand in 2012. This is the result of an increase in the net loss of MTI Micro from $5 thousand in 2012 to $143 thousand in 2013, partially offset by an increase in the percentage of ownership of the non-controlling interest of MTI Micro in 2013.

Net Income (Loss): Net income for the year ended December 31, 2013 was $3.7 million compared to a net loss of $2.1 million for the same period in 2012. The increase in net income of $5.7 million for the year ended December 31, 2013 as compared to the same period in 2012 is primarily attributed to the $3.6 million gain on variable interest entity deconsolidation in 2013 and an increase in MTI Instruments net income in 2013 of $2.3 million. These are a result of the factors discussed above.

Management’s Plan, Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Years Ended December 31,
	2013	2012
Cash	$1,211	$289
Working capital	1,771	1,350
Net income (loss) attributed to MTI	3,654	(2,086)
Net cash provided by (used in) operating activities	1,017	(1,506)
Purchase of property, plant and equipment	(108)	(17)

The Company has historically incurred significant losses, until 2012 the majority stemming from the direct methanol fuel cell product development and commercialization programs of MTI Micro, and had a consolidated accumulated deficit of $118.5 million as of December 31, 2013. During the year ended December 31, 2013, the Company generated net income attributed to MTI of $3.7 million and had cash provided by operating activities totaling $1.0 million, and had working capital of $1.8 million at December 31, 2013, a $421 thousand increase from December 31, 2012. The increase in working capital was the result of the cost saving initiatives that we implemented in the second half 2012. Management believes that the reorganized Company currently has adequate resources to avoid any other cost cutting measures that could adversely affect the business. As of December 31, 2013, we had no debt, no outstanding commitments for capital expenditures and approximately $1.2 million of cash available to fund our operations.

If production levels rise at MTI Instruments, additional capital equipment may be required in the foreseeable future. We expect to spend approximately $250 thousand on capital equipment and $1.5 million in research and development on MTI Instruments’ products during 2014. We expect to finance any future expenditures and continue funding our operations from our current cash position and our projected 2014 cash flow pursuant to management’s current plan. We may also seek to supplement our resources through sales of stock or assets. Besides the line of credit at MTI Instruments, the Company has no other commitments for funding future needs of the organization at this time and such additional financing during 2014, if required, may not be available to us on acceptable terms or at all.

While it cannot be assured, management believes that, due in part to our current working capital level, the aforementioned cost reductions implemented in the second half of 2012, recent replacements in sales staff and projected inventory reductions, the Company should continue the positive cash flows it experienced during 2013 to fund the Company’s active operations for the foreseeable future. However, if near-term revenue estimates are delayed or missed, the Company may need to implement additional steps to ensure liquidity including, but not limited to, the deferral of planned capital spending, postponing anticipated new hires and/or delaying existing or pending product development initiatives. Such steps, if required, could potentially have a material and adverse effect on our business, results of operations and financial condition.

Line of Credit

On September 20, 2011, MTI Instruments entered into a working capital line of credit with First Niagara Bank, N.A. MTI Instruments may borrow from time to time up to $400 thousand to support its working capital needs. The note is payable upon demand, and the interest rate on the note is equal to the prime rate with a floor of 4.0% per annum. The note is secured by a lien on all of the assets of MTI Instruments and is guaranteed by the Company. The line of credit was renewed on September 23, 2013. The line of credit is subject to a review date of June 30, 2014. Under the line of credit, MTI Instruments is required to maintain a line balance of $0 for thirty consecutive days during each calendar year. As of December 31, 2013 and December 31, 2012 there were no amounts outstanding under the line of credit.

Backlog, Inventory and Accounts Receivable

At December 31, 2013, the Company’s order backlog was $198 thousand, compared to $1.6 million at December 31, 2012. The decrease in backlog was due to lower bookings under existing US Air Force contracts, higher shipping levels during 2013 and $591 thousand of deferred revenue, which was in the backlog at December 31, 2012.

Our inventory turnover ratios and average accounts receivable days outstanding for the years ended December 31, 2013 and 2012 and their changes are as follows:

	Years Ended December 31,
	2013	2012	Change
Inventory turnover	3.8	2.1	1.7
Average accounts receivable days outstanding	42	41	1

The increase in inventory turns is due to a 29% decrease in average inventory balances on a 41.6% rise in sales during the comparable periods.

The average accounts receivable days’ outstanding increased one day in 2013 compared with 2012 due to an increase in direct sales to Asia, rather than through distributors.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

The prior discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 2 of the Consolidated Financial Statements included in this Annual Report on Form 10-K includes a summary of our most significant accounting policies. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, income taxes, share-based compensation and derivatives. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Periodically, our management reviews our critical accounting estimates with the Audit Committee of our Board of Directors.

The significant accounting policies that we believe are most critical to aid in fully understanding and evaluating our consolidated financial statements include the following:

Revenue Recognition. We recognize product revenue when there is persuasive evidence of an arrangement, delivery of the product to the customer or distributor has occurred, at which time title generally is passed to the customer or distributor, and we have determined that collection of a fixed fee is probable, all of which occur upon shipment of the product. If the product requires that we provide installation, all revenue related to the product is deferred and recognized upon the completion of the installation.

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

If factors change and we employ different assumptions for the accounting methodology during future periods, the compensation expense that we record may differ significantly from what we have recorded in the current period. Therefore, we believe it is important for investors to be aware of the high degree of subjectivity involved when using option-pricing models to estimate share-based compensation. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions, are fully transferable and do not cause dilution. Because our share-based payments have characteristics significantly different from those of freely traded options, and because changes in the subjective input assumptions can materially affect our estimates of fair values, in our opinion, existing valuation models, including the Black-Scholes Option Pricing model, may not provide reliable measures of the fair values of our share-based compensation. Consequently, there is a risk that our estimates of the fair values of our share-based compensation awards on the grant dates may bear little resemblance to the intrinsic values realized upon the exercise, expiration, cancellation, or forfeiture of those share-based payments in the future. Certain share-based payments, such as employee stock options, may expire worthless or otherwise result in zero intrinsic value as compared to the fair values originally estimated on the grant date and expensed in our financial statements. Alternatively, value may be realized from these instruments that are significantly in excess of the fair values originally estimated on the grant date and expensed in our financial statements. There currently is neither a market-based mechanism nor other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor a way to compare and adjust the estimates to actual values. Although the fair value of employee share-based awards is determined using a qualified option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. Estimates of share-based compensation expenses are significant to our financial statements, but these expenses are based on the aforementioned option valuation model and will never result in our payment of cash.

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

For purposes of estimating the fair value of stock options granted during the twelve months ended December 31, 2013 using the Black-Scholes model, we used the historical volatility of our stock for the expected volatility assumption input to the Black-Scholes model, consistent with the accounting guidance. The risk-free interest rate is based on the risk-free zero-coupon rate for a period consistent with the expected option term at the time of grant. We do not currently pay nor do we anticipate paying dividends, but we are required to assume a dividend yield as an input to the Black-Scholes model. As such, we use a zero dividend rate. The expected option term is calculated as an average time to forfeiture for all grants.

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

Recent Accounting Pronouncements

There are no recently adopted or new accounting pronouncements that have had, or that we expect to have, a material impact on our financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8: Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements begin on page F-1 and are incorporated in this Item 8 by reference.

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A: Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of MTI’s disclosure controls and procedures as of December 31, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the valuation of our disclosure controls and procedures as of December 31, 2013, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control—Integrated Framework (1992 version) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using the criteria set forth in Internal Control—Integrated Framework, Management has concluded that our internal control over financial reporting was effective as of December 31, 2013.

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended December 31, 2013 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B: Other Information

No information was required to be disclosed in a current Report on Form 8-K during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that has not been reported.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Code of Ethics: We have adopted a Code of Ethics for employees, officers and directors. A copy of the Code of Ethics is available on our website at http://www.mechtech.com under Investor Relations, Corporate Governance.

The remaining information required by this Item 10 is incorporated herein by reference to the information appearing under the captions “Information about our Directors,” “Executive Officers,” “Board of Director Meetings and Committees – Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC on or before April 25, 2014.

Item 11: Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the information appearing under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC on or before April 25, 2014.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

As of December 31, 2013, we have four equity compensation plans, each of which was originally approved by our stockholders; the Mechanical Technology, Incorporated 1996 Stock Incentive Plan (the 1996 Plan), 1999 Employee Stock Incentive Plan (the 1999 Plan), 2006 Equity Incentive Plan (the 2006 Plan) and the Mechanical Technology Incorporated 2012 Equity Incentive Plan (the 2012 Plan). The 2006 Plan was amended and restated and approved by our Board of Directors in 2011 and 2009. We refer collectively to these as the Plans. See Note 12 of our Consolidated Financial Statements in this Annual Report on Form 10-K for a description of these Plans.

The following table presents information regarding these plans as of December 31, 2013:

Number of Securities Remaining
Available for Future Issuance
	Number of Securities To Be		Under
	Issued Upon Exercise of	Weighted Average Exercise	Equity Compensation Plans
	Outstanding	Price of Outstanding	(excluding securities reflected in
	Options, Warrants, Rights(1)	Options, Warrants, Rights	column (a)) (2)
Plan Category	(a)	(b)	(c)
Equity compensation plans
approved by security holders	464,600	$0.89	141,374

Equity compensation plans
not approved by security holders(3)	120,782	1.35	-0-

 ____________________

(1)

Under the 1996, 1999, 2006 and 2012 Plans, the securities available under the Plans for issuance and issuable pursuant to exercises of outstanding options may be adjusted in the event of a change in outstanding stock by reason of stock dividend, stock splits, reverse stock splits, etc.

(2)	The 2012 Plan is the only plan under which future awards can currently be made.
(3)

Includes options outstanding under the 2006 Plan, which was amended by our Board of Directors without stockholder approval in 2009 and 2011 to increase the number of shares available for issuance thereunder. Under the 2006 Plan, the Board of Directors is authorized to issue stock options, stock appreciation rights, restricted stock, and other stock-based incentives to officers, employees and others. See Note 12 of our Consolidated Financial Statements in this Annual Report on Form 10-K for a further description of this Plan.

The remaining information required by this Item 12 is incorporated herein by reference to information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our definitive Proxy Statement for our 2014 Annual Meeting of Stockholders to be filed with the SEC on or before April 25, 2014.

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the information appearing under the captions “Certain Relationships and Related Transactions” and “Information about our Directors” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC on or before April 25, 2014.

Item 14: Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the information appearing under the caption “Independent Registered Public Accounting Firms” in our definitive Proxy Statement for the 2014 Annual Meeting of Stockholders to be filed with the SEC on or before April 25, 2014.

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

10.21

Sixth Amendment to Lease dated January 1, 2010 by and between Kingfisher, LLC and MTI MicroFuel Cells, Inc. (Incorporated by reference from Exhibit 10.21 of the Company’s Form 10-K Report for the year ended December 31, 2012).

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

10.26

Supplemental Lease Extension and Modification Agreement II dated March 14, 2012, between Kingfisher, LLC and MTI MicroFuel Cells, Inc. (Incorporated by reference from Exhibit 10.26 of the Company’s Form 10-K Report for the year ended December 31, 2012).

10.27

Supplemental Lease Re-Instatement and Modification Agreement dated April 12, 2012, between Kingfisher, LLC and MTI MicroFuel Cells, Inc. (Incorporated by reference from Exhibit 10.27 of the Company’s Form 10-K Report for the year ended December 31, 2012).

10.28

Supplemental Lease Extension and Modification Agreement III dated December 14, 2012, between Kingfisher, LLC and MTI MicroFuel Cells, Inc. (Incorporated by reference from Exhibit 10.28 of the Company’s Form 10-K Report for the year ended December 31, 2012).

10.29

Supplemental Lease Extension and Modification Agreement dated June 14, 2013, between Kingfisher, LLC and MTI MicroFuel Cells, Inc. (Incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q Report for the quarter ended June 30, 2013).

10.30	Employment Agreement dated May 4, 2006 between Peng K. Lim and Mechanical Technology, Incorporated (Incorporated by reference from Exhibit 10.139 of the Company’s Form 8-K Report filed May 9, 2006).*

10.31

Amended and Restated Employment Agreement dated December 31, 2008 between Peng K. Lim and Mechanical Technology, Inc. (Incorporated by reference from Exhibit 10.155 of the Company’s Form 10-K Report for the year ended December 31, 2008).*

10.32

Letter Agreement dated February 24, 2009 between Peng K. Lim and Mechanical Technology, Inc. (Incorporated by reference from Exhibit 10.159 of the Company’s Form 10-K Report for the year ended December 31, 2008).*

10.33

Line of Credit Demand Grid Note dated September 20, 2011 between MTI Instruments, Inc. and First Niagara Bank, N.A. (Incorporated by reference from Exhibit 10.2 of the Company’s Form 10-Q Report for the quarter ended September 30, 2011).

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

10.37

MTI MicroFuel Cells Inc. Amendment No. 1 to Convertible Note and Warrant Purchase Agreement, Security Agreement and Secured Convertible Promissory Notes and Consent dated February 20, 2009 (Incorporated by reference from Exhibit 10.158 of the Company’s Form 10-K Report for the year ended December 31, 2008).

10.38

MTI MicroFuel Cells Inc. Amendment No. 2 to Convertible Note and Warrant Purchase Agreement, Security Agreement and Secured Convertible Promissory Notes and Consent dated April 15, 2009 (Incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q Report for the quarter ended June 30, 2009).

10.39

Secured Convertible Promissory Note Negotiated Conversion Agreement, dated December 9, 2009, by and among the Company, MTI Micro and the Bridge Investors (Incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K Report filed December 15, 2009).

10.40	Form of MTI Micro Common Stock Purchase Warrant (Incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K Report filed December 15, 2009).

10.41

Common Stock and Warrant Purchase Agreement, dated January 11, 2010, by and among MTI MicroFuel Cells Inc. and Counter Point

Ventures Fund II, L.P. (Incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K Report filed January 14, 2010).

10.42	Form of MTI Micro Common Stock Warrant (Incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K Report filed January 14, 2010).

10.43

Amendment No. 1, dated February 9, 2011, to the Common Stock and Warrant Purchase Agreement, dated January 11, 2010, by and between MTI MicroFuel Cells Inc. and Counter Point Ventures Fund II, L.P. (Incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K Report filed February 11, 2011).

10.44	Form of MTI Micro Common Stock Warrant (Incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K Report filed February 11, 2011).

10.45

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

MECHANICAL TECHNOLOGY, INCORPORATED

Date: March 6, 2014	By:	/s/ Kevin G. Lynch
Kevin G. Lynch
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL MEN BY THESE PRESENTS that each individual whose signature appears below constitutes and appoints each of Kevin G. Lynch and Frederick W. Jones such person’s true and lawful attorney-in-fact and agent with full power of substitution, for such person and in such person’s name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and all documents in connection therewith, with the Securities and Exchange Commission, granting unto each said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that any said attorney-in-fact and agent, or any substitute or substitutes of any of them, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kevin G. Lynch	Chairman, Chief Executive Officer and Director
Kevin G. Lynch	(Principal Executive Officer)	March 6, 2014

/s/ Frederick W. Jones	Chief Financial Officer and Secretary
Frederick W. Jones	(Principal Financial and Accounting Officer)	March 6, 2014

/s/ Thomas J. Marusak	Director
Thomas J. Marusak		March 6, 2014

/s/ David C. Michaels	Director
David C. Michaels		March 6, 2014

/s/ E. Dennis O’Connor	Director
E. Dennis O’Connor		March 6, 2014

/s/ William P. Phelan	Director
William P. Phelan		March 6, 2014

/s/ Walter L. Robb	Director
Dr. Walter L. Robb		March 6, 2014

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Balance Sheets as of December 31, 2013 and 2012	F-3

Statements of Operations for the Years Ended December 31, 2013 and 2012	F-4

Statements of Changes in Equity for the Years Ended December 31, 2013 and 2012	F-5

Statements of Cash Flows for the Years Ended December 31, 2013 and 2012	F-6

Notes to Consolidated Financial Statements	F-7 to F-25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Mechanical Technology, Incorporated

We have audited the accompanying consolidated balance sheets of Mechanical Technology, Incorporated as of December 31, 2013 and 2012, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2013. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mechanical Technology, Incorporated as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

/s/UHY LLP

Albany, New York

March 6, 2014

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

 December 31, 2013 and 2012

(Dollars in thousands, except per share)	December 31,
	2013	2012
Assets
Current Assets:
Cash	$1,211	$289
Accounts receivable	824	1,674
Inventories	742	1,118
Deferred income taxes, net	25	16
Prepaid expenses and other current assets	111	100
Total Current Assets	2,913	3,197
Deferred income taxes, net	1,475	1,519
Property, plant and equipment, net	146	129
Total Assets	$4,534	$4,845

Liabilities and Equity
Current Liabilities:
Accounts payable	$149	$208
Accrued liabilities	993	1,048
Deferred revenue	—	591
Total Current Liabilities	1,142	1,847

Commitments and Contingencies (Note 14)
Equity:
Common stock, par value $0.01 per share, authorized 75,000,000;
6,261,975 issued in both 2013 and 2012	63	63
Additional paid-in-capital	135,612	135,561
Accumulated deficit	(118,529)	(122,183)
Common stock in treasury, at cost, 1,005,092 shares in both 2013 and 2012	(13,754)	(13,754)
Total MTI stockholders’ equity (deficit)	3,392	(313)
Non-controlling interest	—	3,311
Total Equity	3,392	2,998
Total Liabilities and Equity	$4,534	$4,845

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

 For the Years Ended December 31, 2013 and 2012

(Dollars in thousands, except per share)	Year Ended December 31, 2013	Year Ended December 31, 2012

Product revenue	$8,352	$5,900
Operating costs and expenses:
Cost of product revenue	3,254	2,967
Unfunded research and product development expenses	1,320	1,364
Selling, general and administrative expenses	3,417	3,813
Operating income (loss)	361	(2,244)
Interest expense	—	(1)
Gain on variable interest entity deconsolidation	3,619	—
Other (expense) income, net	(366)	162
Income (loss) before income taxes and non-controlling interest	3,614	(2,083)
Income tax expense	(35)	(6)
Net income (loss)	3,579	(2,089)
Plus: Net loss attributed to non-controlling interest	75	3
Net income (loss) attributed to MTI	$3,654	$(2,086)

Income (loss) per share attributable to MTI (Basic)	$0.70	$(0.40)
Income (loss) per share attributable to MTI (Diluted)	$0.69	$(0.40)

Weighted average shares outstanding (Basic)	5,256,883	5,256,227
Weighted average shares outstanding (Diluted)	5,308,498	5,256,227

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

  For the Years Ended December 31, 2013 and 2012

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Shares	Amount	Total MTI Stockholders’ Equity (Deficit)	Non- Controlling Interest (NCI)	Total Equity

January 1, 2012	6,259,975	$63	$135,389	$(120,097)	1,005,092	$(13,754)	$1,601	$3,314	$4,915

Net loss attributed to MTI	-	-	-	(2,086)	-	-	(2,086)	-	(2,086)

Stock based compensation	-	-	171	-	-	-	171	-	171

Issuance of shares – common stock	2,000	-	1	-	-	-	1	-	1

Net loss attributed to NCI	-	-	-	-	-	-	-	(3)	(3)

December 31, 2012	6,261,975	$63	$135,561	$(122,183)	1,005,092	$(13,754)	$(313)	$3,311	$2,998

Net income attributed to MTI	-	-	-	3,654	-	-	3,654	-	3,654

Stock based compensation	-	-	51	-	-	-	51	-	51

Net loss attributed to NCI	-	-	-	-	-	-	-	(75)	(75)

Equity contribution to NCI	-	-	-	-	-	-	-	25	25

Variable interest entity deconsolidation	-	-	-	-	-	-	-	(3,261)	(3,261)

December 31, 2013	6,261,975	$63	$135,612	$(118,529)	1,005,092	$(13,754)	$3,392	$-	$3,392

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

 For the Years Ended December 31, 2013 and 2012

(Dollars in thousands)	Year Ended December 31, 2013	Year Ended December 31, 2012
Operating Activities
Net income (loss)	$3,579	$(2,089)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Gain on variable interest entity deconsolidation	(3,619)	—
Depreciation	91	129
Gain on disposal of equipment	(13)	(126)
Deferred income taxes	35	—
Stock based compensation	51	172
Bad debt expense	—	2
Provision for excess and obsolete inventories	(159)	103
Provision for related party note receivable	380	—
Changes in operating assets and liabilities:
Accounts receivable	850	205
Inventories	535	(264)
Prepaid expenses and other current assets	(11)	2
Accounts payable	(56)	17
Deferred revenue	(591)	533
Accrued liabilities	(55)	(190)
Net cash provided by (used in) operating activities	1,017	(1,506)

Investing Activities
Cash transfer from variable interest entity deconsolidation	(25)	—
Purchases of equipment	(108)	(17)
Proceeds from sale of equipment	13	143
Net cash (used in) provided by investing activities	(120)	126

Financing Activities
Proceeds from the issuance of stock due to the exercise of warrants	25	—
Net cash provided by financing activities	25	—
Increase (decrease) in cash	922	(1,380)
Cash - beginning of period	289	1,669
Cash - end of period	$1,211	$289

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

Description of Business

Mechanical Technology, Incorporated, (MTI or the Company), a New York corporation, was incorporated in 1961. The Company’s core business is conducted through MTI Instruments, Inc. (MTI Instruments), a wholly-owned subsidiary and the sole component of the Company’s Test and Measurement Instrumentation segment. Through the year ended December 31, 2013, the Company also operated in a New Energy segment with business conducted through MTI MicroFuel Cells, Inc. (MTI Micro). On December 31, 2013, as a result of a stock warrant exercise, the Company transferred management of MTI Micro to Dr. Walter L. Robb (a member of the Company’s and MTI Micro’s board of directors) and his new management team. The Company is consequently no longer reporting MTI Micro as a variable interest entity (VIE) as of the close of business on December 31, 2013 (date of MTI Micro deconsolidation).

MTI Instruments was incorporated in New York on March 8, 2000 and is a supplier of precision linear displacement solutions, vibration measurement and system balancing systems, and wafer inspection tools, consisting of electronic gauging instruments for position, displacement and vibration application within the industrial manufacturing/production markets, as well as the research, design and process development market; tensile stage systems for materials testing at academic and industrial research settings; and engine vibration analysis systems for both military and commercial aircraft. These tools, systems and solutions are developed for markets and applications that require the precise measurements and control of products, processes, and the development and implementation of automated manufacturing, assembly, and consistent operation of complex machinery.

MTI Micro was incorporated in Delaware on March 26, 2001, and, until its operations were suspended in late 2011, had been developing a handheld energy-generating device to replace current lithium-ion and similar rechargeable battery systems in many handheld electronic devices for the military and consumer markets.

Liquidity

The Company has incurred significant losses primarily due to its past efforts to fund MTI Micro’s direct methanol fuel cell product development and commercialization programs, and has an accumulated deficit of approximately $118.5 million and working capital of approximately $1.8 million at December 31, 2013.

The Company restructured the operations of the Company during the second half of 2012, which included the departure of its CEO, staffing adjustments to its MTI Instrument’s sales force and reduction in MTI Instrument’s production and development personnel. Based on the Company’s projected cash requirements for operations and capital expenditures for 2014, its current available cash of approximately $1.2 million, the $400 thousand available from its existing line of credit at MTI Instruments, current cash flow requirements and revenue and expense projections, management believes it will have adequate resources to fund operations and capital expenditures for at least the next twelve months.

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

2. Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its’ wholly-owned subsidiary, MTI Instruments. The consolidated financial statements also include the accounts of a former VIE, MTI Micro, through December 31, 2013. The Company was considered the primary beneficiary of the VIE until December 31, 2013, when the Company transferred management of MTI Micro to Dr. Robb and his new management team. For purposes of these consolidated financial statements, the deconsolidation of MTI Micro was effective as of the close of business on December 31, 2013. All intercompany balances and transactions are eliminated in consolidation. The Company reflected the impact of the equity securities issuances in its investment in a VIE and additional paid-in-capital accounts for the dilution or anti-dilution of its ownership interest in the VIE.

The Company performed an analysis under the VIE model and confirmed that MTI Micro was a VIE until December 31, 2013, when the Company transferred management of MTI Micro to Dr. Robb and his new management team. To perform its evaluation, the Company assessed if the entity, MTI Micro, has equity at risk and also assessed which variable interest holder is the primary beneficiary of MTI Micro.

One of the criteria for determining whether an entity is a VIE is determining if the entity, MTI Micro, has equity at risk. Operations at MTI Micro have been suspended since 2011 and on December 30, 2013, MTI Micro had no remaining cash available to fund activities. As a result, the Company’s management concluded that MTI Micro did not have equity at risk to fund operations into its next phase of development.

Another criteria for determining whether an entity is a VIE is determining which variable interest holder is the primary beneficiary of the entity. The Company's analysis to determine the primary beneficiary of MTI Micro focused primarily on determining which variable interest holder has the power to direct the activities that would have the most significant impact on the financial performance of MTI Micro. MTI Micro is governed by its own board of directors and significant decisions are determined by a majority vote of this board. The Company does not have control of the MTI Micro board of directors, but does retain one board seat on the existing MTI Micro board. Under the Articles of Incorporation of MTI Micro, each share of MTI Micro stock is entitled to a vote, and further, holders of a majority of the shares of MTI Micro's common stock have the ability to reconstitute the board. Even though Dr. Robb and Counter Point Ventures Fund II, LP (Counter Point), a venture capital fund sponsored and managed by Dr. Robb, combined to control a majority of the outstanding common stock and had the ability to elect the directors of MTI Micro and decide whether to continue to seek business opportunities for MTI Micro or instead seek opportunities to sell the intellectual property before December 31, 2013, they had previously not elected to do so. On December 31, 2013, in order to provide MTI Micro with cash to continue activities, Dr. Robb exercised a portion of his outstanding MTI Micro warrants to purchase 357,143 shares of MTI Micro Common Stock at an exercise price of $0.07 per share. In conjunction with this transaction, the Company transferred management of MTI Micro to Dr. Robb and his new management team. Subsequently, Mr. Kevin G. Lynch (the Company’s Chief Executive Officer) resigned as Chief Executive Officer of MTI Micro and Mr. Frederick W. Jones (the Company’s Chief Financial Officer) resigned as Secretary and Treasurer of MTI Micro. Mr. Lynch remains on the MTI Micro board of directors; representing the Company’s board seat. As a result, the Company’s management reassessed and determined that the Company is no longer the primary beneficiary of MTI Micro due to the change in management of MTI Micro, and as such, should deconsolidate its former VIE, MTI Micro, in the Company’s consolidated financial statements as of the close of business on December 31, 2013.

The Company determined that the effect of the deconsolidation of the VIE would be to remove MTI Micro in the consolidated balance sheet as of December 31, 2013 but include MTI Micro’s activity in the consolidated statement of operations for the year ended December 31, 2013. Included in the consolidated statement of operations for the year ended December 31, 2013, is a $3.6 million gain on VIE deconsolidation. This gain consists of the non-controlling interest in MTI Micro of $3.3 million as of December 31, 2013 and the $357 thousand net deficit of MTI Micro as of December 31, 2013.

The following assets and liabilities of MTI Micro were not included in the consolidated balance sheet as of December 31, 2013 as a result of the VIE deconsolidation:

(dollars in thousands)	2013
Cash	$25
Prepaid expenses and other current assets	1
Accounts payable	3
Related party note payable (see Note 15 for more detail)	380

The fair value of the Company’s current non-controlling interest (NCI) in MTI Micro has been determined to be $0 as December 31, 2013 (date of MTI Micro deconsolidation) based on MTI Micro’s net position and expected cash flows. In the future, the Company will record its investment in MTI Micro using the equity method of accounting, if applicable. As of December 31, 2013, the Company owned an aggregate of approximately 47.5% of MTI Micro’s outstanding common stock, or 75,049,937 shares, and 53.3% of the common stock and warrants issued, which includes 32,904,136 warrants outstanding. As of December 31, 2013, Counter Point and Dr. Robb owned approximately 45.1% and 5.3%, respectively, of the outstanding common stock of MTI Micro or 40.3% and 4.3%, respectively of the outstanding common stock and warrants issued of MTI Micro.

NCI is classified as equity in the consolidated financial statements. The consolidated statement of operations presents net income (loss) for both the Company and the non-controlling interests. The calculation of earnings per share is based on net income (loss) attributable to the Company.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable and accounts payable. The estimated fair values of these financial instruments approximate their carrying values at December 31, 2013 and 2012. The estimated fair values have been determined through information obtained from market sources, where available.

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

Equity Method Investments

Effective 12/31/13, in connection with the deconsolidation of MTI Micro, the Company’s consolidated net income (loss) will include our proportionate share, if any, of the net income or loss of our equity method investee. When the Company records its proportionate share of net income, it increases equity income (loss), net in our consolidated statements of operations and our carrying value in that investment. Conversely, when the Company records its proportionate share of a net loss, it decreases equity income (loss), net in our consolidated statements of operations and our carrying value in that investment. The Company’s proportionate share of the net income or loss of our equity method investee includes significant operating and non-operating items recorded by our equity method investee.  These items can have a significant impact on the amount of equity income (loss), net in our consolidated statements of operations and our carrying value in that investment. The carrying value of our equity method investment is also impacted by our proportionate share of items impacting the equity investee’s accumulated other comprehensive income, if any.

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

Deferred Revenue

Deferred revenue consists of billings to and/or payments received from customers in advance of services performed, completed installation or customer acceptance. As of December 31, 2013, the Company had no deferred revenue. As of December 31, 2012, the Company had $591 thousand in deferred revenue, which primarily consisted of several vibration analysis accessory kits which were completed, but not yet shipped to the customer at the customer’s request.

Warranty

The Company accrues a warranty liability at the time product revenue is recorded based on historical experience. The liability is reviewed during the year and is adjusted, if appropriate, to reflect new product offerings or changes in experience. Actual warranty claims are tracked by product line. Warranty liability was $17 thousand and $20 thousand at December 31, 2013 and 2012, respectively.

Long-Lived Assets

The Company accounts for impairment or disposal of long-lived assets in accordance with accounting standards that address the financial accounting and reporting for the impairment or disposal of long-lived assets, specify how impairment will be measured, and how impaired assets will be classified in the consolidated financial statements. On a quarterly basis, the Company analyzes the status of its long-lived assets at each subsidiary for potential impairment. As of December 31, 2013, the Company does not believe that any of its long-lived assets have suffered any type of impairment that would require an adjustment to that asset’s recorded value.

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

Share-Based Payments

The Company accounts for stock based awards exchanged for employee service in accordance with the stock-based payment accounting guidance. The Company has four share-based employee compensation plans, all of which are described more fully in Note 12, Stock Based Compensation.

Stock-based compensation represents the cost related to stock-based awards granted to employees and directors. The Company measures stock-based compensation cost at grant date based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis in accordance with the vesting of the options (net of estimated forfeitures) over the option’s requisite service period. The Company estimates the fair value of stock-based awards using a Black Scholes valuation model. Stock-based compensation expense is recorded in the lines titled “Selling, general and administrative expenses” and “Unfunded research and product development expenses” in the Consolidated Statements of Operations based on the employees’ respective functions.

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

Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk principally consist of cash equivalents and trade accounts receivable. The Company’s trade accounts receivable are primarily from sales to commercial customers, the U.S. government and state agencies. The Company does not require collateral and has not historically experienced significant credit losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

The Company has cash deposits in excess of federally insured limits.

Research and Development Costs

The Company expenses research and development costs as incurred. The Company incurred research and development costs of approximately $1.3 million and $1.4 million, which was primarily related to MTI Instruments, for the years ended December 31, 2013 and 2012, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. The Company incurred advertising costs of approximately $73 and $38 thousand, which was entirely related to MTI Instruments, for the years ended December 31, 2013 and 2012, respectively.

Other Comprehensive Income

The Company had no other comprehensive income (loss) items for the years ended December 31, 2013 and 2012.

Effect of Recent Accounting Pronouncements

Recent pronouncements issued by the FASB, or other authoritative accounting standard groups with future effective dates, are either not applicable, or are not expected to be significant to the financial statements of the Company.

3. Accounts Receivable

Accounts receivables consist of the following at December 31:

(dollars in thousands)	2013	2012
U.S. and State Government	$37	$874
Commercial	787	800
Total	$824	$1,674

As of December 31, 2013 and 2012, the Company had no allowance for doubtful trade accounts receivable.

4. Inventories

Inventories consist of the following at December 31:

(dollars in thousands)	2013	2012
Finished goods	$287	$265
Work in process	188	482
Raw materials	267	371
Total	$742	$1,118

5. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

(dollars in thousands)	2013	2012
Leasehold improvements	$32	$954
Computers and related software	1,281	1,709
Machinery and equipment	810	1,390
Office furniture and fixtures	125	271
	2,248	4,324
Less: Accumulated depreciation	2,102	4,195
	$146	$129

Depreciation expense was $91 thousand and $129 thousand for 2013 and 2012, respectively. Repairs and maintenance expense was $19 thousand and $57 thousand for 2013 and 2012, respectively. In conjunction with the suspension of MTI Micro operations in late 2011, sales of certain surplus equipment on hand were made during 2013 and 2012. This resulted in a net gain on sale of $13 thousand and $130 thousand for 2013 and 2012, respectively. As of December 31, 2013 and December 31, 2012, all $13 thousand and $143 thousand, respectively in sales proceeds have been received.

6. Income Taxes

Income tax (expense) benefit for each of the years ended December 31 consists of the following:

(dollars in thousands)	2013	2012

Federal	$—	$—
State	—	(6)
Deferred	(35)	—
Total	$(35)	$(6)

The significant components of deferred income tax (expense) benefit from operations before non-controlling interest for each of the years ended December 31 consists of the following:

(dollars in thousands)	2013	2012

Deferred tax expense (benefit)	$64	$(2,783)
Net operating loss carry forward	(165)	772
Valuation allowance	66	2,011
	$(35)	$—

The Company’s effective income tax rate from operations before non-controlling interest differed from the Federal statutory rate for each of the years ended December 31 as follows:

	2013	2012
Federal statutory tax rate	34%	34%
Gain on VIE deconsolidation	(33)	—
Change in valuation allowance	(2)	97
Adjustment to opening deferred tax balance	—	(131)
Expiration of stock option	1	—
Other, net	1	—
Tax Rate	1%	0%

Pre-tax income (loss) before non-controlling interests was $3.6 million and $(2.1) million for 2013 and 2012, respectively.

Deferred Tax Assets:

Deferred tax assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates. Temporary differences, net operating loss carryforwards and tax credit carryforwards that give rise to deferred tax assets and liabilities are summarized as follows as of December 31:

(dollars in thousands)	2013	2012

Current deferred tax assets:
Inventory valuation	$65	$120
Inventory capitalization	4	7
Vacation pay	34	35
Warranty and other sale obligations	6	7
Allowance for related party note receivable	131	—
Other reserves and accruals	63	29
	303	198
Valuation allowance – current	(278)	(182)
Net current deferred tax assets	$25	$16
Noncurrent deferred tax assets:
Net operating loss	$17,450	$18,426
Property, plant and equipment	—	51
Stock options	83	173
Research and development tax credit	450	450
Alternative minimum tax credit	54	54
	18,037	19,154
Valuation allowance – noncurrent	(16,562)	(17,635)
Non-current net deferred tax assets	$1,475	$1,519

As of December 31, 2013, the Company has approximately $450 thousand of research and development tax credit carry forwards, which begin to expire in 2018, and approximately $54 thousand of alternative minimum tax credit carry forwards, which have no expiration date.

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

The Company has determined that it expects to generate sufficient levels of pre-tax earnings in the future to realize the net deferred tax assets recorded on the balance sheet at December 31, 2013. The Company has projected such pre-tax earnings utilizing a combination of historical and projected results, taking into consideration existing levels of permanent differences, non-deductible expense and the reversal of significant temporary differences. We project that our taxable income for the next three years is adequate to ensure the realizability of the $1.5 million of deferred tax assets recorded on our balance sheet at December 31, 2013. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowance on a quarterly basis.

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

The valuation allowance at December 31, 2013 and 2012 was $16.8 million and $17.8 million, respectively.  Activity in the valuation allowance for deferred tax assets is as follows as of December 31:

(dollars in thousands)	2013	2012

Valuation allowance, beginning of year	$17,817	$19,828
VIE deconsolidation	(911)	—
Allowance for related party note receivable	131	—
Inventory	(58)	32
Net operating loss	(130)	296
Property, plant and equipment	(19)	—
Stock options	(22)	(2,476)
Other reserves and accruals	32	(90)
Deductions charged to other accounts	—	227
Valuation allowance, end of year	$16,840	$17,817

The remaining valuation allowance at December 31, 2013 of $16.8 million primarily relates to net operating losses. The Company will continue to evaluate the ability to realize its deferred tax assets and related valuation allowances on a quarterly basis.

Net operating losses:

At December 31, 2013, the Company has unused Federal net operating loss carryforwards of approximately $51.9 million. Of these, $2.5 million will expire in 2020, with the remainder expiring through 2034. There were no expirations of net operating losses in 2013.

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

As of December 31, 2013, it is estimated that MTI has net operating loss carryforwards of approximately $51.9 million. Of the Company’s carryforwards, $1.3 million represents windfall tax benefits from stock option transactions, the tax effect of which are not included in the Company’s net deferred tax assets.

In addition, a formal Section 382 study was performed for the Company. The Company's and/or its subsidiaries’ ability to utilize their net operating loss carryforwards may be significantly limited by Section 382 of the IRC of 1986, as amended, if the Company or any of its subsidiaries undergoes an “ownership change” as a result of changes in the ownership of the Company's or its subsidiaries’ outstanding stock pursuant to the exercise of the warrants or otherwise. A corporation generally undergoes an “ownership change” when the ownership of its stock, by value, changes by more than 50 percentage points over any three-year testing period. In the event of an ownership change, IRC Section 382 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change net operating loss carryforwards and certain recognized built-in losses. As of December 31, 2013, the Company does not appear to have had an ownership change for IRC Section 382 purposes.

Unrecognized tax benefits:

The unrecognized tax benefits in accordance with accounting standards that address income taxes at December 31, 2013 and 2012 was $1.2 million. These unrecognized tax benefits relate to former subsidiaries of the Company and a prior investment in a partnership.

In future periods, if $1.2 million of these unrecognized benefits become supportable, the Company may not recognize a change in its effective tax rate as long as it remains in a partial valuation allowance position. Additionally the Company does not have uncertain tax positions that it expects will increase or decrease within twelve months of this reporting date. In accordance with the Company’s accounting policy, it recognizes interest and penalties related to uncertain tax positions as a component of tax expense. This policy did not change as a result of the adoption of accounting guidance for uncertain tax positions. The Company did not recognize any interest or penalties in 2013 and 2012. For both December 31, 2013 and 2012, the Company had $0 of accrued interest and penalties related to uncertain tax positions.

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

7. Accrued Liabilities

Accrued liabilities consist of the following at December 31:

(dollars in thousands)	2013	2012

Salaries, wages and related expenses	$399	$309
Liability to shareholders for previous acquisition	363	363
Legal and professional fees	103	126
Warranty and other sale obligations	17	20
Commissions	39	31
Other	72	199
	$993	$1,048

8. Stockholders’ Equity

Common Stock

The Company has one class of common stock, par value $.01.  Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders.  As of December 31, 2013 and 2012 there were 5,256,883 shares of common stock issued and outstanding.

Reservation of Shares

The Company has reserved common shares for future issuance as follows as of December 31, 2013:

Stock options outstanding	585,382
Common stock available for future equity awards or issuance of options	141,374

Number of common shares reserved	726,756

9. Issuance of Common Stock, Warrants and Stock Options by MTI Micro

MTI Micro was formed on March 26, 2001, and, as of December 31, 2013, the Company owned an aggregate of approximately 47.5% of MTI Micro’s outstanding common stock, or 75,049,937 shares, and 53.3% of the common stock and warrants issued, which includes 32,904,136 warrants outstanding. As of December 31, 2013, Counter Point and Dr. Robb owned approximately 45.1% and 5.3%, respectively, of the outstanding common stock of MTI Micro or 40.3% and 4.3%, respectively of the outstanding common stock and warrants issued of MTI Micro. The number of shares of MTI Micro common stock authorized for issuance is 240,000,000 as of December 31, 2013.

As a result of the deconsolidation of MTI Micro operations on December 31, 2013 (see Note 2), MTI Micro will no longer remain in our consolidated operations.

Common Stock Issued – MTI Micro

On December 31, 2013, Dr. Robb exercised a portion of his outstanding MTI Micro warrants to purchase 357,143 shares of MTI Micro Common Stock at an exercise price of $0.07 per share.

The following table represents changes in ownership between the Company and non-controlling interests (NCI) in common shares of MTI Micro:

	MTI		Non Controlling Interests
		Ownership		Ownership
	Shares	%	Shares	%	Total Shares

Balance at 12/31/11	75,049,937	47.61	82,573,107	52.39	157,623,044

Balance at 12/31/12	75,049,937	47.61	82,573,107	52.39	157,623,044

Stock issued from the exercise of warrants			357,143		357,143

Balance at 12/31/13	75,049,937	47.51	82,930,250	52.49	157,980,187

Reservation of Shares

MTI Micro has reserved common shares for future issuance, broken down between the Company and NCI, as follows as of December 31, 2013:

	MTI	NCI	Total
Stock options outstanding	—	1,138,240	1,138,240
Warrants outstanding	32,904,136	11,839,268	44,743,404
Number of shares reserved for outstanding options and warrants	32,904,136	12,977,508	45,881,644

During the year ended December 31, 2013, there were 391,800 option cancellations.  Effective December 11, 2013, the MTI Micro Board of Directors voted that the MTI MicroFuel Cells Inc. 2009 Stock Plan be terminated immediately.

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

10. Retirement Plan

The Company maintains a voluntary savings and retirement plan under IRC Section 401(k) covering substantially all employees. Employees must complete six months of service and have attained the age of twenty-one prior to becoming eligible for participation in the plan. The Company plan allows eligible employees to contribute a percentage of their compensation on a pre-tax basis and the Company matches employee contributions dollar for dollar up to a discretionary amount, currently 4%, of the employee’s salary, subject to annual tax deduction limitations. Company matching contributions vest at a rate of 25% annually for each year of service completed. Company matching contributions were $60 thousand and $92 thousand for 2013 and 2012, respectively. The Company may also make additional discretionary contributions in amounts as determined by management and the Board of Directors. There were no additional discretionary contributions by the Company for the years 2013 or 2012.

11. Income (Loss) per Share

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations for continuing operations for the years ended December 31:

(dollars in thousands, except shares)	2013	2012

Numerator:
Net income (loss)	$3,654	$(2,086)
Denominator:
Basic EPS:
Common shares outstanding, beginning of period	5,256,883	5,254,883
Weighted average common shares issued during the period	—	1,344
Denominator for basic earnings per common shares —
Weighted average common shares	5,256,883	5,256,227
Diluted EPS:
Common shares outstanding, beginning of period	5,256,883	5,254,883
Common stock equivalents - options	51,615	—
Weighted average common shares issued during the period	—	1,344
Denominator for diluted earnings per common shares -
Weighted average common shares	5,308,498	5,256,227

Not included in the computation of earnings per share-assuming dilution for the year ended December 31, 2013 were options to purchase 332,506 shares of the Company’s common stock.  These potentially dilutive items were excluded even though the average market price of the common stock exceeded the exercise prices for a portion of the options because the calculation of incremental shares resulted in an anti-dilutive effect.

Not included in the computation of earnings per share-assuming dilution for the year ended December 31, 2012 were options to purchase 305,744 shares of the Company’s common stock. These potentially dilutive items were excluded because the Company incurred a loss for this period and their inclusion would be anti-dilutive.

12. Stock Based Compensation

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

Stock-based compensation expense for the years ended December 31, 2013 and 2012 was generated from stock option awards. Stock options are awards which allow holders to purchase shares of the Company’s common stock at a fixed price. Under the 2012 Plan, stock options issued to employees generally vest 25% over four years. Options issued to non-employee members of the MTI Board of Directors generally vest 25% over four years. Certain options granted may be fully or partially exercisable immediately, may vest on other than a four year schedule or vest upon attainment of specific performance criteria. Restricted stock awards generally vest one year after the date of grant; however, certain awards may vest immediately or vest upon attainment of specific performance criteria. Option exercise prices are generally equivalent to the closing market value price of the Company’s common stock on the date of grant. Unexercised options generally terminate ten years after date of grant.

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

During 2013, the Company granted 298,000 options to purchase the Company’s common stock from the 2012 Plan, which generally vest 25% on each of the first four anniversaries of the date of the award. The exercise price of these grants ranged from $0.46 per share to $0.90 per share and was based on the closing market price of the Company’s common stock on the dates of grant.  Using a Black-Scholes Option Pricing Model, the weighted average fair value of these options was $0.58 per share and was estimated at the date of grant.

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

The following table presents the weighted-average assumptions used for options granted under the 2012 Plan:

	2013	2012
Option term (years)	4.13	4.73
Volatility	204.95%	183.56%
Risk-free interest rate	1.05%	0.71%
Dividend yield	0%	0%
Weighted-average fair value per option granted	$0.58	$0.27

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

Total share-based compensation expense, related to all of the Company’s share-based awards, recognized for the years ended December 31, was comprised as follows:

	2013	2012
(dollars in thousands, except eps)
Unfunded research and product development	$3	$3
Selling, general and administrative	46	25
Share-based compensation expense	$49	$28
Impact on basic and diluted EPS	$0.009	$0.005

Total unrecognized compensation costs related to non-vested awards as of December 31, 2013 and December 31, 2012 is $160 thousand and $42 thousand, respectively and is expected to be recognized over a weighted-average remaining vesting period of approximately 2.98 years and 3.30 years, respectively.

As a result of the amendments in 2011 and 2009 of the 2006 Plan, 600,000 and 350,000 additional shares were made available for granting, respectively. Presented below is a summary of the Company’s stock option plans’ activity for the years ended December 31:

	2013	2012
Shares under option, beginning	305,744	797,437
Granted	298,000	226,500
Exercised	—	(2,000)
Forfeited	(1,874)	(272,827)
Expired/canceled	(16,488)	(443,366)
Shares under option, ending	585,382	305,744
Options exercisable	197,253	137,436
Remaining shares available for granting of options	141,374	437,500

The weighted average exercise price for the Plans is as follows for each of the years ended December 31:

	2013	2012
Shares under option, beginning	$2.05	$10.56
Granted	0.60	0.29
Exercised	—	—
Forfeited	0.29	1.00
Expired/canceled	13.73	17.12
Shares under option, ending	0.99	2.05
Options exercisable, ending	1.91	4.17

The following table summarizes information for options outstanding and exercisable for the Plans as of December 31, 2013:

Outstanding Options				Options Exercisable
		Weighted Average	Weighted		Weighted
Exercise		Remaining	Average		Average
Price Range	Number	Contractual Life	Exercise Price	Number	Exercise Price
$0.00 - $1.15	550,876	8.72	$0.51	162,747	$0.49
$1.16 - $3.60	21,000	5.87	$1.40	21,000	$1.40
$3.61 - $14.24	7,814	0.29	$10.54	7,814	$10.54
$14.25 - $22.64	2,314	2.00	$19.75	2,314	$19.75
$22.65 - $33.36	1,595	0.73	$33.09	1,595	$33.09
$33.37 - $50.24	1,783	0.47	$49.31	1,783	$49.31
	585,382	8.43	$0.99	197,253	$1.91

The aggregate intrinsic value (i.e. the difference between the closing stock price and the price to be paid by the option holder to exercise the option) is $315 thousand for the Company’s outstanding options and $97 thousand for the exercisable options as of December 31, 2013. The amounts are based on the Company’s closing stock price of $1.08 as of December 31, 2013.

There were no unvested restricted stock grants for the year ended December 31, 2013 and 2012.

Non-vested options activity is as follows for the year ended December 31:

		2013
	2013 Options	Weighted Average Exercise Price
Non-vested options balance, beginning January 1	168,308	$0.31
Non-vested options granted	298,000	$0.60
Vested options	(76,305)	$0.39
Non-vested options forfeited	(1,874)	$0.29
Non-vested options balance, ending December 31	388,129	$0.52

MTI Micro Option Plans

As a result of the deconsolidation of MTI Micro operations on December 31, 2013 (see Note 2), MTI Micro will no longer remain in our consolidated operations.

MTI Micro had two plans for issuing MTI Micro stock-based incentive awards; the MTI MicroFuel Cells Inc. 2001 Employee, Director and Consultant Stock Option Plan (2001 MTI Micro Plan) and the MTI MicroFuel Cells Inc. 2009 Stock Plan (2009 Micro Plan), (collectively, the MTI Micro Plans).

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

The MTI Micro Board of Directors approved the 2009 Micro Plan on December 8, 2009. This plan provided an initial aggregate number of 38,000,000 shares of MTI Micro’s common stock to be awarded. Under the 2009 Micro Plan, the MTI Micro Board of Directors is authorized to award stock options to directors, employees, consultants and advisors of MTI Micro. Effective December 11, 2013, the MTI Micro Board of Directors voted that the 2009 Micro Plan be terminated immediately.

There were no stock options granted in 2013 and 2012. Options generally vest 50% on the grant date and 50% ratably on a quarterly basis over the next three years. The fair value of stock options granted was estimated at the date of grant using a Black-Scholes Option Pricing Model. Share-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, therefore, awards are reduced for estimated forfeitures. The accounting standard requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company has assumed a forfeiture rate of 5% for its outstanding grants.

Presented below is a summary of compensation expense, which is included in the summary of the Company’s compensation expense under all share-based awards above, for the MTI Micro Plans:

	2013	2012
(dollars in thousands)
Stock option compensation expense	$2	$144
Total stock-based compensation expense	$2	$144

All awards were fully vested as of December 31, 2013 and, as such, there is no unrecognized compensation costs related to these awards as of December 31, 2013.

Presented below is a summary of the MTI Micro Plans activity for the years ended December 31:

	2013	2012
Shares under option, beginning	1,530,040	25,124,220
Granted	—	—
Exercised	—	—
Canceled/Forfeited	(391,800)	(23,594,180)
Shares under option, ending	1,138,240	1,530,040
Options exercisable	1,138,240	1,418,960
Remaining shares available for granting of options	—	36,472,960

The weighted average exercise price for the MTI Micro Plans is as follows for each of the years ended December 31:

	2013	2012
Shares under option, beginning	$0.07	$0.07
Granted	—	—
Exercised	—	—
Canceled/Forfeited	0.07	0.07
Shares under option, ending	0.07	0.07
Options exercisable, ending	0.07	0.07

The weighted average fair value of stock options granted is required to be based on a theoretical statistical model using the preceding Black-Scholes Option Pricing Model assumptions.

The following table summarizes information for options outstanding and exercisable for the MTI Micro Plans as of December 31, 2013:

Outstanding Options				Options Exercisable
		Weighted Average	Weighted		Weighted
Exercise		Remaining	Average		Average
Price Range	Number	Contractual Life	Exercise Price	Number	Exercise Price
$0.07	1,138,240	6.23	$0.07	1,138,240	$0.07

13. Cash Flows — Supplemental Information

Cash paid for interest on the line of credit was $1 thousand and $1 thousand, respectively during the years ended December 31, 2013 and 2012.

Non-cash activities are as follows for the year ended December 31:

(dollars in thousands)	2013	2012
Supplemental Disclosure of Non-Cash Activities:
Deconsolidation of VIE (MTI Micro)
Prepaid expenses and other current assets	$1	$—
Accounts payable	(3)	—
Related party note payable	(380)	—

14. Commitments and Contingencies

Contingencies:

Legal

We are subject to legal proceedings, claims and liabilities which arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.

In January 2013, an action commenced and is pending in the State of New York Supreme Court in Albany County upon a complaint of the plaintiff, Berkshire Bank, against Kingfisher, LLC; Edward L. Hoe, Jr.; Mechanical Technology, Incorporated; MTI MicroFuel Cells Inc.; Xcelaero Corporation; Regional Emergency Medical Services Council of the Hudson-Mohawk Valleys, Inc.; Inverters Unlimited Inc.; and John Doe No. 1 through John Doe No. 15 (the named defendants) for the foreclosure of the mortgaged premises located at 431 New Karner Road, Town of Colonie, County of Albany, New York. The Company was named as a party defendant to this action by virtue of its former possession of a portion of the mortgaged premises, and the fact that they have, or claim to have, a leasehold or other possessory interest in a portion of the mortgaged premises. On October 1, 2013, the State of New York Supreme Court in Albany County granted a judgment of foreclosure and closed out this action. The Company is under no obligations in relation to this judgment.

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

There are no future minimum rental payments required under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2013. The current lease agreement expires on November 30, 2014 and negotiations are underway for leasing facilities beyond this time period. Rent expense under all leases was $284 thousand and $323 thousand for 2013 and 2012, respectively.

Licenses

During 2012, MTI Micro had residual royalty agreements with NYSERDA in conjunction with two contracts from 2002 and 2010. These licensing agreements are currently immaterial, and there were no amounts accrued in the condensed consolidated balance sheet as of December 31, 2012 related to these royalty provisions.

Employment Agreement

The Company has an employment agreement with one employee that provides certain payments upon termination of employment under certain circumstances, as defined in the agreement. As of December 31, 2013, the Company’s potential minimum obligation to this employee was approximately $63 thousand.

Royalty Commitment

On January 28, 2010, MTI Instruments entered into an Asset Purchase and Sale Agreement with Ernest F. Fullam, Inc., Peter Fullam and Diane Fullam to acquire the tensile stage line of products from Ernest F. Fullam, Inc, a pioneering microscopy accessories company from Clifton Park, NY. MTI Instruments purchased machinery, inventory and the rights to use the Fullam/MTI Instruments product name. Additionally, commencing with the calendar quarter ended March 31, 2010 and ending at the close of the calendar quarter ended December 31, 2012, MTI Instruments paid Ernest F. Fullam, Inc. a royalty equal to 5% of the Gross Sales achieved on specific Fullam products. Royalty expense related to this agreement was $20 thousand for the year ended December 31, 2012. No further royalties exist under this agreement.

15. Related Party Transactions

MTI Micro

On December 18, 2013, MTI Micro and the Company executed a Senior Demand Promissory Note (the Note) in the amount of $380 thousand to secure the intercompany amounts due to the Company from MTI Micro upon the deconsolidation of MTI Micro. Interest accrues on the Note at the Prime Rate in effect on the first business day of the month, as published in the Wall Street Journal. At the Company’s option, all or part of the principal and interest due on this Note may be converted to shares of common stock of MTI Micro at a rate of $0.07 per share. Interest will begin accruing on January 1, 2014. As of December 31, 2013, the Company has recorded a full allowance against the Note. The $380 thousand allowance was recorded as miscellaneous expense during the year ended December 31, 2013.

On December 31, 2013, Dr. Robb exercised a portion of his outstanding MTI Micro warrants to purchase 357,143 shares of MTI Micro Common Stock at an exercise price of $0.07 per share.

As of December 31, 2013, the Company owned an aggregate of approximately 47.5% of MTI Micro’s outstanding common stock, or 75,049,937 shares, and 53.3% of the common stock and warrants issued, which includes 32,904,136 warrants outstanding. As of December 31, 2013, Counter Point and Dr. Robb owned approximately 45.1% and 5.3%, respectively, of the outstanding common stock of MTI Micro or 40.3% and 4.3%, respectively of the outstanding common stock and warrants issued of MTI Micro.

Consulting Services

During the years ended December 31, 2013 and 2012, the Company paid $80 thousand and $80 thousand, respectively to Loudon Advisors for Kevin Lynch’s services as the Acting Chief Executive Officer of the Company, through April 30, 2013.

16. Geographic and Segment Information

The Company sells its products on a worldwide basis with its principal markets listed in the table below where information on product revenue is summarized by geographic area for the Company as a whole for each of the years ended December 31:

(dollars in thousands)	2013	2012

Product revenue:
United States	$5,467	$3,684
ASEAN	2,110	1,635
EMEA	571	489
North America	191	72
South America	13	20

Total product revenue	$8,352	$5,900

Revenues are attributed to regions based on the location of customers.

Long-lived assets of $146 thousand and $129 thousand at December 31, 2013 and 2012, respectively consist of property, plant and equipment all located within the United States of America.

The Company operated in two business segments, Test and Measurement Instrumentation and New Energy during 2013 and 2012. The Test and Measurement Instrumentation segment designs, manufactures, markets and services high performance test and measurement instruments and systems, wafer characterization tools for the semiconductor and solar industries, tensile stage systems for materials testing at academic and industrial settings, and computer-based balancing systems for aircraft engines. The New Energy segment is focused on commercializing direct methanol fuel cells. As a result of the deconsolidation of MTI Micro operations on December 31, 2013 (see Note 2), the New Energy segment will no longer remain in our consolidated operations. The Company’s principal operations are located in North America.

The accounting policies of the Test and Measurement Instrumentation and New Energy segments are similar to those described in the summary of significant accounting policies (Note 2). The Company evaluates performance based on profit or loss from operations before income taxes. Inter-segment sales and expenses are not significant.

In the Test and Measurement Instrumentation segment, the U.S. Air Force accounted for 27.2% of total revenue in 2013 and 22.3% of total product revenue in 2012. The largest commercial customer in 2013 was an Asian customer, who accounted for 6.8% of total product revenue in 2013. The largest commercial customer in 2012 was an Asian distributor, who accounted for 6.9% of total product revenue in 2012.

Summarized financial information concerning the Company’s reportable segments is shown in the following tables. The “Other” column includes corporate related items and items such as income taxes or unusual items, which are not allocated to reportable segments. The “Reconciling Items” column includes non-controlling interests in a consolidated entity. In addition, segments’ non-cash items include any depreciation in reported profit or loss. The New Energy segment figures include the Company’s direct micro fuel cell operations. As a result of the deconsolidation of MTI Micro operations on December 31, 2013 (see Note 2), the New Energy segment will no longer remain in our consolidated operations.

(dollars in thousands)	Test and Measurement Instrumentation	New Energy	Other	Reconciling Items	Condensed Consolidated Totals
Year Ended December 31, 2013
Product revenue	$8,352	$—	$—	$—	$8,352
Unfunded research and product development expenses	1,320	—	—	—	1,320
Selling, general and administrative expenses	2,051	89	1,277	—	3,417
Segment income (loss) from operations before income taxes and non-controlling interest	1,190	(142)	(1,053)	3,619	3,614
Segment income (loss)	1,190	(143)	(1,087)	3,694	3,654
Total assets	1,693	—	2,841	—	4,534
Capital expenditures	84	—	24	—	108
Depreciation	82	4	5	—	91

(dollars in thousands)	Test and Measurement Instrumentation	New Energy	Other	Reconciling Items	Condensed Consolidated Totals
Year Ended December 31, 2012
Product revenue	$5,900	$—	$—	$—	$5,900
Unfunded research and product development expenses (income)	1,365	(1)	—	—	1,364
Selling, general and administrative expenses	1,908	160	1,745	—	3,813
Segment loss from operations before income taxes and non-controlling interest	(1,069)	(5)	(1,009)	—	(2,083)
Segment (loss) income	(1,069)	(5)	(1,015)	3	(2,086)
Total assets	2,902	105	1,838	—	4,845
Capital expenditures	17	—	—	—	17
Depreciation	94	33	2	—	129

The following table presents the details of “Other” segment (loss) profit for each of the years ended December 31:

(dollars in thousands)	2013	2012

Corporate and other (expenses) income:
Depreciation	$(5)	$(2)
Salaries and benefits	(619)	(899)
Allowance on related party note payable	(380)	—
Income tax expense	(34)	(6)
Other expense, net	(49)	(108)
Total (expense) income	$(1,087)	$(1,015)

17. Line of Credit

On September 20, 2011, MTI Instruments entered into a working capital line of credit with First Niagara Bank, N.A. MTI Instruments may borrow from time to time up to $400 thousand to support its working capital needs. The note is payable upon demand, and the interest rate on the note is equal to the prime rate with a floor of 4.0% per annum. The note is secured by a lien on all of the assets of MTI Instruments and is guaranteed by the Company. The line of credit was renewed on September 23, 2013. The line of credit is subject to a review date of June 30, 2014. Under the line of credit, MTI Instruments is required to maintain a line balance of $0 for thirty consecutive days during each calendar year. As of December 31, 2013 and December 31, 2012, there were no amounts outstanding under the line of credit.