Form 10-Q
period 2014-03-31
MECHANICAL TECHNOLOGY INC
filed 2014-05-08
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 ______________

FORM 10-Q

______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Mechanical Technology, Incorporated

(Exact name of registrant as specified in its charter)

______________

New York	000-06890	14-1462255
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

325 Washington Avenue Extension, Albany, New York 12205

(Address of principal executive offices)                               (Zip Code)

(518) 218-2550

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒
The number of shares of common stock, par value of $0.01 per share, outstanding as of May 1, 2014 was 5,256,883.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mechanical Technology, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets as of March 31, 2014 (Unaudited) and December 31, 2013

(Dollars in thousands, except per share)	March 31,	December 31,
	2014	2013
Assets
Current Assets:
Cash	$739	$1,211
Accounts receivable	827	824
Inventories	701	742
Deferred income taxes, net	22	25
Prepaid expenses and other current assets	110	111
Total Current Assets	2,399	2,913
Deferred income taxes, net	1,478	1,475
Property, plant and equipment, net	125	146
Total Assets	$4,002	$4,534

Liabilities and Equity
Current Liabilities:
Accounts payable	$205	$149
Accrued liabilities	822	993
Total Current Liabilities	1,027	1,142

Commitments and Contingencies (Note 9)
Equity:
Common stock, par value $0.01 per share, authorized 75,000,000; 6,261,975 issued in both 2014 and 2013	63	63
Additional paid-in capital	135,627	135,612
Accumulated deficit	(118,961)	(118,529)
Common stock in treasury, at cost, 1,005,092 shares in both 2014 and 2013	(13,754)	(13,754)
Total MTI stockholders’ equity	2,975	3,392
Total Liabilities and Equity	$4,002	$4,534

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mechanical Technology, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2014 and 2013

(Dollars in thousands, except per share)	Three Months Ended
	March 31,
	2014	2013

Product revenue	$1,382	$2,200
Operating costs and expenses:
Cost of product revenue	578	976
Unfunded research and product development expenses	361	340
Selling, general and administrative expenses	875	819
Operating (loss) income	(432)	65
Income tax benefit	—	1
Net (loss) income	(432)	66
Plus: Net loss attributed to non-controlling interest	—	20
Net (loss) income attributed to MTI	$(432)	$86

(Loss) income per share attributable to MTI (Basic and Diluted)	$(.08)	$.02

Weighted average shares outstanding (Basic and Diluted)	5,256,883	5,256,883

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity

For the Year Ended December 31, 2013

and the Three Months Ended March 31, 2014 (Unaudited)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Shares	Amount	Total MTI Stockholders’ Equity (Deficit)	Non-Controlling Interest (NCI)	Total Equity

January 1, 2013	6,261,975	$63	$135,561	$(122,183)	1,005,092	$(13,754)	$(313)	$3,311	$2,998

Net income attributed to MTI	-	-	-	3,654	-	-	3,654	-	3,654

Stock based compensation	-	-	51	-	-	-	51	-	51

Net loss attributed to NCI	-	-	-	-	-	-	-	(75)	(75)

Equity contribution to NCI	-	-	-	-	-	-	-	25	25

Variable interest entity deconsolidation	-	-	-	-	-	-	-	(3,261)	(3,261)

December 31, 2013	6,261,975	$63	$135,612	$(118,529)	1,005,092	$(13,754)	$3,392	$-	$3,392

Net loss attributed to MTI	-	-	-	(432)	-	-	(432)	-	(432)

Stock based compensation	-	-	15	-	-	-	15	-	15

March 31, 2014	6,261,975	$63	$135,627	$(118,961)	1,005,092	$(13,754)	$2,975	$-	$2,975

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2014 and 2013

(Dollars in thousands)	Three Months Ended March 31,
	2014	2013
Operating Activities
Net (loss) income	$(432)	$66
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	24	24
Stock based compensation	15	5
Provision for excess and obsolete inventories	16	—
Changes in operating assets and liabilities:
Accounts receivable	(3)	782
Inventories	25	204
Prepaid expenses and other current assets	1	8
Accounts payable	56	257
Deferred revenue	—	(511)
Accrued liabilities	(171)	(150)
Net cash (used in) provided by operating activities	(469)	685
Investing Activities
Purchases of equipment	(3)	(41)
Net cash used in investing activities	(3)	(41)
(Decrease) increase in cash	(472)	644
Cash – beginning of period	1,211	289
Cash – end of period	$739	$933

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

MTI Instruments was incorporated in New York on March 8, 2000 and is a supplier of: precision linear displacement solutions, vibration measurement and system balancing systems, and wafer inspection tools, consisting of electronic gauging instruments for position, displacement and vibration application within the industrial manufacturing/production markets, as well as the research, design and process development market; tensile stage systems for materials testing at academic and industrial research settings; and engine vibration analysis systems for both military and commercial aircraft. These tools, systems and solutions are developed for markets and applications that require the precise measurements and control of products, processes, and the development and implementation of automated manufacturing, assembly, and consistent operation of complex machinery.

MTI Micro was incorporated in Delaware on March 26, 2001, and, until its operations were suspended in late 2011, had been developing a handheld energy-generating device to replace current lithium-ion and similar rechargeable battery systems in many handheld electronic devices for the military and consumer markets.

Liquidity

The Company has incurred significant losses primarily due to its past efforts to fund MTI Micro’s direct methanol fuel cell product development and commercialization programs, and has an accumulated deficit of approximately $119.0 million and working capital of approximately $1.4 million at March 31, 2014.

Based on the Company’s projected cash requirements for operations and capital expenditures for 2014, its current available cash of approximately $739 thousand, the $400 thousand available from its existing line of credit at MTI Instruments, current cash flow requirements and revenue and expense projections, management believes it will have adequate resources to fund operations and capital expenditures for at least the next twelve months.

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2013 has been derived from the Company’s audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2014 and March 31, 2013.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MTI Instruments. The consolidated financial statements also include the accounts of a former VIE, MTI Micro, through December 31, 2013. The Company was considered the primary beneficiary of the VIE until December 31, 2013, when the Company transferred management of MTI Micro to Dr. Robb and his new management team. For purposes of these consolidated financial statements, the deconsolidation of MTI Micro was effective as of the close of business on December 31, 2013. All intercompany balances and transactions are eliminated in consolidation. The Company reflected the impact of the equity securities issuances in its investment in a VIE and additional paid-in-capital accounts for the dilution or anti-dilution of its ownership interest in the VIE.

The Company determined that the effect of the deconsolidation of the VIE was to remove MTI Micro in the consolidated balance sheet as of December 31, 2013 but include MTI Micro’s activity in the consolidated statement of operations for the year ended December 31, 2013. The following assets and liabilities of MTI Micro were not included in the consolidated balance sheet as of December 31, 2013 as a result of the VIE deconsolidation:

(dollars in thousands)	2013
Cash	$25
Prepaid expenses and other current assets	1
Accounts payable	3
Related party note payable (see Note 12 for more detail)	380

The fair value of the Company’s current non-controlling interest (NCI) in MTI Micro has been determined to be $0 as of March 31, 2014 and December 31, 2013 (date of MTI Micro deconsolidation), based on MTI Micro’s net position and expected cash flows. The Company records its investment in MTI Micro using the equity method of accounting. As of March 31, 2014, the Company owned an aggregate of approximately 47.5% of MTI Micro’s outstanding common stock, or 75,049,937 shares, and 53.3% of the common stock and warrants issued, which includes 32,904,136 warrants outstanding.

As of December 31, 2013, NCI is classified as equity in the consolidated financial statements. The consolidated statement of operations presents net income (loss) for both the Company and the non-controlling interests. The calculation of earnings per share is based on net income (loss) attributable to the Company.

3.             Accounts Receivable

Accounts receivables consist of the following at:

(Dollars in thousands)	March 31, 2014	December 31, 2013

U.S. and State Government	$42	$37
Commercial	785	787
Total	$827	$824

For the three months ended March 31, 2014 and 2013, the largest commercial customer represented 14.5% and 8.1%, respectively, and the largest governmental agency represented 11.0% and 30.7%, respectively, of the Company’s Test and Measurement Instrumentation segment product revenue. As of March 31, 2014 and December 31, 2013, the largest commercial receivable represented 24.3% and 12.8%, respectively, and the largest governmental receivable represented 5.1% and 3.9%, respectively, of the Company’s Test and Measurement Instrumentation segment accounts receivable.

As of March 31, 2014 and December 31, 2013, the Company had no allowance for doubtful trade accounts receivable.

4.             Inventories

Inventories consist of the following at:

(Dollars in thousands)	March 31, 2014	December 31, 2013

Finished goods	$275	$287
Work in process	181	188
Raw materials	245	267
Total	$701	$742

5.             Property, Plant and Equipment

Property, plant and equipment consist of the following at:

(Dollars in thousands)	March 31, 2014	December 31, 2013

Leasehold improvements	$32	$32
Computers and related software	1,279	1,281
Machinery and equipment	813	810
Office furniture and fixtures	125	125
	2,249	2,248
Less: Accumulated depreciation	2,124	2,102
	$125	$146

Depreciation expense was $24 thousand and $91 thousand for the three months ended March 31, 2014 and the year ended December 31, 2013, respectively. In conjunction with the suspension of MTI Micro operations in late 2011, sales of certain surplus equipment on hand were made during 2013. This resulted in a net gain on sale of $13 thousand for the year ended December 31, 2013. As of December 31, 2013, all $13 thousand in sales proceeds have been received.

6.             Income Taxes

During the three months ended March 31, 2014, the Company’s effective income tax rate was 0.0%. The projected annual effective tax rate is less than the Federal statutory rate of 34%, primarily due to permanent differences, the change in the valuation allowance and changes to estimated taxable income for 2014.  For the three months ended March 31, 2013, the Company’s effective income tax rate was 0%.

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

The Company has determined that it expects to generate sufficient levels of pre-tax earnings in the future to realize the net deferred tax assets recorded on the balance sheet at March 31, 2014. The Company has projected such pre-tax earnings utilizing a combination of historical and projected results, taking into consideration existing levels of permanent differences, non-deductible expense and the reversal of significant temporary differences. We project that our taxable income for the next three years is adequate to ensure the realizability of the $1.5 million of deferred tax assets recorded on our balance sheet at March 31, 2014. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowance on a quarterly basis.

The Company believes that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate, because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. The Company based the estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. The valuation allowance was $17.0 million at March 31, 2014 and $16.8 million at December 31, 2013. The Company will continue to evaluate the ability to realize its deferred tax assets and related valuation allowances on a quarterly basis.

7.             Stockholders’ Equity

Common Stock

The Company has one class of common stock, par value $.01.  Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders.  As of March 31, 2014 and December 31, 2013, there were 5,256,883 shares of common stock issued and outstanding.

Reservation of Shares

The Company had reserved common shares for future issuance as follows as of March 31, 2014:

Stock options outstanding	716,662
Common stock available for future equity awards or issuance of options	2,000
Number of common shares reserved	718,662

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

Not included in the computation of earnings per share, assuming dilution, for the three months ended March 31, 2014, were options to purchase 716,662 shares of the Company’s common stock. These potentially dilutive items were excluded because the Company incurred a loss during this period and their inclusion would be anti-dilutive.

Not included in the computation of earnings per share, assuming dilution, for the three months ended March 31, 2013, were options to purchase 293,119 shares of the Company’s common stock. These potentially dilutive items were excluded because the average market price of the common stock did not exceed the exercise prices of the options during this period.

8.             Segment Information

During 2013, the Company operated in two business segments, Test and Measurement Instrumentation and New Energy. As a result of the deconsolidation of MTI Micro operations on December 31, 2013 (see Note 2), the New Energy segment will no longer remain in our consolidated operations. The Test and Measurement Instrumentation segment designs, manufactures, markets and services high performance test and measurement instruments and systems, wafer characterization tools for the semiconductor and solar industries, tensile stage systems for materials testing at academic and industrial settings, and computer-based balancing systems for aircraft engines. The New Energy segment was focused on commercializing direct methanol fuel cells. The Company’s principal operations are located in North America.

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

As of January 1, 2014, the Company operates in one segment and therefore segment information is not presented.

(Dollars in thousands)	Test and Measurement Instrumentation	New Energy	Other	Reconciling Items	Condensed Consolidated Totals
Three Months Ended March 31, 2013
Product revenue	$2,200	$—	$—	$—	$2,200
Unfunded research and product development expenses	340	—	—	—	340
Selling, general and administrative expenses	509	24	286	—	819
Segment profit (loss) from operations before non-controlling interest	254	(38)	(150)	—	66
Segment profit (loss)	254	(38)	(150)	20	86
Total assets	1,983	85	2,444	—	4,512
Capital expenditures	41	—	—	—	41
Depreciation	21	3	—	—	24

The following table presents the details of “Other” segment loss:

(Dollars in thousands)	Three Months Ended March 31,
2013
Corporate and other (expenses) income:
Salaries and benefits	$(78)
Income tax benefit	1
Other expense, net	(73)
Total “Other” segment loss	$(150)

9.             Commitments and Contingencies

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

There are no future minimum rental payments required under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2014. The current lease agreement expires on November 30, 2014 and negotiations are underway for leasing facilities beyond this time period.

Warranties

Product warranty liabilities are included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.  Below is a reconciliation of changes in product warranty liabilities:

(Dollars in thousands)	Three Months Ended March 31,
	2014	2013
Balance, January 1	$17	$20
Accruals for warranties issued	3	7
Settlements made (in cash or in kind)	(3)	(5)
Balance, end of period	$17	$22

Employment Agreement

The Company has an employment agreement with one employee that provides certain payments upon termination of employment under certain circumstances, as defined in the agreement. As of March 31, 2014, the Company’s potential minimum obligation to this employee was approximately $67 thousand.

Contingencies:

Legal

We are subject to legal proceedings, claims and liabilities which arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.

10.          Line of Credit

On September 20, 2011, MTI Instruments entered into a working capital line of credit with First Niagara Bank, N.A. Under this agreement, MTI Instruments could borrow from time to time up to $400 thousand to support its working capital needs. The note was payable upon demand, and the interest rate on the note was equal to the prime rate with a floor of 4.0% per annum. The note was secured by a lien on all of the assets of MTI Instruments and was guaranteed by the Company. The line of credit was renewed on September 23, 2013, with a review date of June 30, 2014. Under this line of credit, MTI Instruments was required to maintain a line balance of $0 for 30 consecutive days during each calendar year. As of March 31, 2014 and December 31, 2013, there were no amounts outstanding under the line of credit.

11.          Stock Based Compensation

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

During 2014, the Company granted 140,000 options to purchase the Company’s common stock from the 2012 Plan, which generally vest 25% on each of the first four anniversaries of the date of the award. The exercise price of these grants was $1.08 per share and was based on the closing market price of the Company’s common stock on the dates of grant. Using a Black-Scholes Option Pricing Model, the weighted average fair value of these options was $1.07 per share and was estimated at the date of grant.

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

12.          Related Party Transactions

MTI Micro

On December 18, 2013, MTI Micro and the Company executed a Senior Demand Promissory Note (the Note) in the amount of $380 thousand to secure the intercompany amounts due to the Company from MTI Micro upon the deconsolidation of MTI Micro. Interest accrues on the Note at the Prime Rate in effect on the first business day of the month, as published in the Wall Street Journal. Interest began accruing on January 1, 2014. At the Company’s option, all or part of the principal and interest due on this Note may be converted to shares of common stock of MTI Micro at a rate of $0.07 per share. As of March 31, 2014 and December 31, 2013, the Company has recorded a full allowance against the Note. As a result of this allowance, any interest earned on this Note will be recorded when received on a cash basis. As of March 31, 2014 and December 31, 2013, $383 thousand and $380 thousand, respectively of principal and interest are available to convert into shares of common stock of MTI Micro.

On December 31, 2013, Dr. Robb exercised a portion of his outstanding MTI Micro warrants to purchase 357,143 shares of MTI Micro Common Stock at an exercise price of $0.07 per share.

As of March 31, 2014, the Company owned an aggregate of approximately 47.5% of MTI Micro’s outstanding common stock, or 75,049,937 shares, and 53.3% of the common stock and warrants issued, which includes 32,904,136 warrants outstanding.

Consulting Services

During the year ended December 31, 2013, the Company paid $80 thousand to Loudon Advisors for Kevin Lynch’s services as the Acting Chief Executive Officer of the Company, through April 30, 2013.

13.          New Accounting Pronouncements

There are no recently issued accounting standards or standards with pending adoptions that the Company’s management currently anticipates will have any material impact upon its financial statements.

14.          Subsequent Events

On May 2, 2014, MTI Instruments entered into Amendment No. 2 to Lease Agreement with Carl E. Touhey (Landlord). Under the agreement, the lease term for our office, manufacturing and research and development space was extended for five years from December 1, 2014 through November 30, 2019. MTI Instruments has an option to terminate the lease as of December 1, 2016.  If MTI Instruments terminates the lease prior to November 2019, MTI Instruments is required to reimburse Landlord for all unamortized costs that Landlord is incurring for renovations to the leased space in conjunction with this lease renewal.

On May 5, 2014, the Company entered into a new revolving line of credit with Bank of America, N.A. (the Bank) to replace MTI Instruments’ line of credit as discussed above (see Note 10). The Company may borrow under the line of credit from time to time up to $1 million to support its working capital needs. The line of credit is available until July 31, 2015 and may be renewed subject to all the terms and conditions as set forth in the Loan Agreement (the Loan). The Loan is payable no later than the expiration date of the Loan and interest is payable on the last day of each month beginning on May 30, 2014 and until payment has been made in full. The interest rate on funds borrowed under the line of credit is equal to the LIBOR Daily Floating Rate plus 2.75%. The Loan is secured by equipment and fixtures, inventory and receivables owned by the Company and guaranteed by MTI Instruments. The Company is required to hold a balance of $0 for 30 consecutive days during the period from May 5, 2014 through July 31, 2015, and each subsequent one-year period of the Loan, if any. Upon the occurrence of an event of default, the Bank may set off against our repayment obligations any amounts we maintain at the Bank. The Company is also subject to other restrictions as set forth in the Loan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, the terms “we,” “us,” and “our” refer to Mechanical Technology, Incorporated, a New York Corporation, “MTI Instruments” refers to MTI Instruments, Incorporated, a New York corporation and our wholly-owned subsidiary, and “MTI Micro” refers to MTI MicroFuel Cells Incorporated, a Delaware corporation and variable interest entity that was included in our consolidated results through December 31, 2013.

The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and the related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2013 contained in our 2013 Annual Report on Form 10-K.

In addition to historical information, the following discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements.  Important factors that could cause actual results to differ include those set forth in Part I Item 1A-Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed on March 6, 2014 and elsewhere in this Quarterly Report on Form 10-Q. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q. Please see “Statement Concerning Forward-Looking Statements” below.

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

Recent Developments

On April 7, 2014, MTI Instruments received International Organization for Standardization (ISO) ISO 9001:2008 certification, an internationally recognized standard issued to organizations with a quality management system. The certification was authorized by TÜVRheinland®, a premier global provider of independent testing and certification services with 15 locations throughout North America.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013.

Test and Measurement Instrumentation Segment

Product Revenue: Product revenue consists of revenue recognized from the Test and Measurement Instrumentation product lines.

Product revenue in our Test and Measurement Instrumentation segment for the three months ended March 31, 2014 decreased by $819 thousand, or 37.2%, to $1.4 million from $2.2 million during the three months ended March 31, 2013.  This decrease in product revenue was attributable to no accessory kits shipments to the U.S. Air Force under the existing contract, no semi-automated wafer metrology tool sales and a decline in commercial aviation balancing system activity.  For the three months ended March 31, 2014, the largest commercial customer for the segment was an Asian customer, which accounted for $201 thousand, or 14.5%, of the first quarter revenue.  In 2013, the largest commercial customer for the segment was an Asian distributor, which accounted for $178 thousand, or 8.1%, of the first quarter revenue. NATO was the largest government customer for the three months ended March 31, 2014 and accounted for $153 thousand, or 11.0%, of the first quarter revenue. The U.S. Air Force was the largest government customer for the quarter ended March 31, 2013 and accounted for $676 thousand, or 30.7%, of the first quarter revenue in 2013.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands)		Revenues for the Three Months Ended March 31,		Contract Revenues to Date March 31,	Total Contract Orders Received to Date March 31,
Contract (1)	Expiration	2014	2013	2014	2014
Aviation Balancing Systems

$6.5 million U.S. Air Force Maintenance	09/27/2014 (2)	$89	$44	$4,360	$4,360
$4.1 million U.S. Air Force Systems	08/29/2015 (2)	$—	$—	$1,254	$1,254
$917 thousand U.S. Air Force Kit	09/30/2014 (3)	$—	$512	$769	$769

__________________

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

Cost of product revenue in our Test and Measurement Instrumentation segment for the three months ended March 31, 2014 decreased by $398 thousand, or 40.7%, to $578 thousand from $976 thousand during the three months ended March 31, 2013. This decrease is primarily a result of the decreased sales as discussed above under Product Revenue. Gross profit, as a percentage of product revenue, increased to 58.1%, compared to 55.7% for the same period in 2013 due to lower product material costs and the composition of the product sales mix.

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

Unfunded research and product development expenses in our Test and Measurement Instrumentation segment for the three months ended March 31, 2014 increased by $21 thousand, or 6.1%, to $361 thousand from $340 thousand during the three months ended March 31, 2013. This increase was due to higher labor costs associated with current development projects.

Selling, General and Administrative Expenses: Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses in our Test and Measurement Instrumentation segment for the three months ended March 31, 2014 increased by $31 thousand, or 6.1%, to $540 thousand from $509 thousand during the three months ended March 31, 2013. This increase is the result of additional staffing in the sales department, higher commissions to external sales representatives and increased international travel.

New Energy Segment

Selling, General and Administrative Expenses: Selling, general and administrative expenses in our New Energy segment for the three months ended March 31, 2013 were $24 thousand. As of December 31, 2013, the Company no longer reported the New Energy segment as a VIE. Refer to the Condensed Consolidated Financial Statements Note 2 regarding the deconsolidation of the VIE.

MTI Parent – Corporate Entity

Selling, General and Administrative Expenses: Selling, general and administrative expenses incurred by the Corporate Entity for the three months ended March 31, 2014 increased by $49 thousand, or 17.0%, to $335 thousand from $286 thousand during the three months ended March 31, 2013. This increase is primarily the result of increased compensation during the 2014 period.

Results of Consolidated Operations

Operating (Loss) Income: Operating loss for the three months ended March 31, 2014 was $432 thousand compared to operating income of $65 thousand during the comparable 2013 period. This decrease in operating income was a result of the factors noted above, primarily the decrease in product revenue.

Income Tax Benefit: Income tax benefit for the three months ended March 31, 2014 and 2013 was $0 and $1 thousand, respectively. Our income tax rate for the three months ended March 31, 2014 and 2013 was 0%. The benefit for the three months ended March 31, 2013 consists of a state tax benefit.

Net Loss Attributed to Non-Controlling Interests (of MTI Micro): The net loss attributed to non-controlling interests for the three months ended March 31, 2013 was $20 thousand. As of December 31, 2013, the Company no longer reported the New Energy segment as a VIE. Refer to the Condensed Consolidated Financial Statements Note 2 regarding the deconsolidation of the VIE.

Net (Loss) Income Attributed to MTI: Net loss attributed to MTI for the three months ended March 31, 2014 was $432 thousand compared to net income of $86 thousand during the comparable 2013 period. The $518 thousand decrease in net income is primarily attributable to the $515 thousand decrease in MTI Instruments net income for the three months ended March 31, 2014 as compared to the same period in 2013, as a result of the factors discussed above.

Management’s Plan, Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Three Months Ended	Three Months Ended	Year Ended
	March 31,	March 31,	Dec 31,
	2014	2013	2013
Cash	$739	$933	$1,211
Working capital	1,372	1,403	1,771
Net (loss) income attributed to MTI	(432)	86	3,654
Net cash (used in) provided by operating activities	(469)	685	1,017
Purchase of property, plant and equipment	(3)	(41)	(108)

The Company has historically incurred significant losses, until 2012 the majority stemming from the direct methanol fuel cell product development and commercialization programs of MTI Micro, and had a consolidated accumulated deficit of $119.0 million as of March 31, 2014. During the three months ended March 31, 2014, the Company had a net loss attributed to MTI of $432 thousand, had cash used in operating activities totaling $469 thousand and had working capital of $1.4 million. Management believes that the Company currently has adequate resources to avoid cost cutting measures that could adversely affect the business. As of March 31, 2014, we had no debt, $20 thousand in capital expenditure commitments and approximately $739 thousand of cash available to fund our operations.

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

While it cannot be assured, management believes that, due in part to our current working capital level, recent replacements in sales staff and projected inventory reductions, the Company should, for the full-year 2014, continue the positive cash flows it experienced during 2013 to fund the Company’s active operations for the foreseeable future. However, if near-term revenue estimates are delayed or missed, the Company may need to implement additional steps to ensure liquidity including, but not limited to, the deferral of planned capital spending, postponing anticipated new hires and/or delaying existing or pending product development initiatives. Such steps, if required, could potentially have a material and adverse effect on our business, results of operations and financial condition.

Line of Credit

On September 20, 2011, MTI Instruments entered into a working capital line of credit with First Niagara Bank, N.A. Under this agreement, MTI Instruments could borrow from time to time up to $400 thousand to support its working capital needs. The note was payable upon demand, and the interest rate on the note was equal to the prime rate with a floor of 4.0% per annum. The note was secured by a lien on all of the assets of MTI Instruments and was guaranteed by the Company. The line of credit was renewed on September 23, 2013, with a review date of June 30, 2014. Under this line of credit, MTI Instruments was required to maintain a line balance of $0 for 30 consecutive days during each calendar year. As of March 31, 2014 and December 31, 2013, there were no amounts outstanding under the line of credit.

On May 5, 2014, the Company entered into a new revolving line of credit with Bank of America, N.A. See “Item 5. Other Information.”

Backlog, Inventory and Accounts Receivable

At March 31, 2014, our order backlog was $387 thousand compared to $743 thousand at March 31, 2013 and $198 thousand at December 31, 2013. The increase in backlog from December 2013 was due to increased capacitance and tensile stage order activity during the first quarter of 2014.

Our inventory turnover ratios and average accounts receivable days outstanding for the trailing twelve month periods and their changes at March 31, 2014 and 2013 are as follows:

	2014	2013	Change
Inventory turnover	3.5	2.5	1.0
Average accounts receivable days outstanding	45	42	3

The increase in inventory turns is due to a 34% decrease in average inventory balances during the comparable period.

The average accounts receivable days’ outstanding increased 3 days in 2014 compared with 2013 due to a growth in direct sales to Asia, rather than through regional distributors.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 2, Accounting Policies, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2013 includes a summary of our most significant accounting policies. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, income taxes and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Periodically, our management reviews our critical accounting estimates with the Audit Committee of our Board of Directors.

Recent Accounting Pronouncements

There are no recently adopted or new accounting pronouncements that have had, or that we expect to have, a material impact on our financial statements.

Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Any statements contained in this Form 10-Q that are not statements of historical fact may be forward-looking statements. When we use the words “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” “should,” “could,” “may,” “will” and similar words or phrases, we are identifying forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding:

  projected taxable income and the ability to use deferred tax assets;

  management’s belief that it will have adequate resources to fund the Company’s operations and capital expenditures over at least the next twelve months;

  anticipated levels of future earnings and continued positive cash flow for 2014;

  the expectation that cost-cutting measures will be avoided;

  future capital expenditures and spending on research and development;

  needing to purchase equipment;

  expected funding of future cash expenditures; and

  projected inventory reductions.

Forward-looking statements involve risks, uncertainties, estimates and assumptions which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. Important factors that could cause these differences include the following:

  statements with respect to management’s strategy and planned initiatives;
  sales revenue growth may not be achieved or maintained;
  the dependence of our business on a small number of customers and potential loss of government contracts – particularly in light of expected defense department spending reductions resulting from the sequestration implemented in 2013 or cuts that may be imposed as a result of ongoing Congressional budget negotiations;
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
  our occasional dependence on sole suppliers or a limited group of suppliers;
  our ability to generate income to realize the tax benefit of our historical net operating losses;
  risks related to the limitation of the use, for tax purposes, of our net historical operating losses in the event of certain ownership changes; and
  other factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of MTI’s disclosure controls and procedures as of March 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.                   Legal Proceedings

At any point in time, we may be involved in various lawsuits or other legal proceedings. Such lawsuits could arise from the sale of products or services or from other matters relating to our regular business activities, compliance with various governmental regulations and requirements, or other transactions or circumstances. We do not believe there are any such proceedings presently pending. See Note 9, Commitments and Contingencies, to our condensed consolidated financial statements for further information.

Item 1A.                Risk Factors

Part II, Item 1A (Risk Factors) of our most recently filed Annual Report on Form 10-K with the Securities and Exchange Commission (SEC), filed on March 6, 2014, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Except to the extent that information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters described in Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations – Statement Concerning Forward Looking Statements), there have been no material changes to our risk factors disclosed in our most recently filed Annual Report on Form 10-K. However, those risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.

We have provided the following new risk factor since the filing our 2013 Annual Report on Form 10-K.

Our existing government contracts could expire unfulfilled and restrict our ability to generate product revenue.

The Company has agreements relating to the sale of products with government entities. As a result, our agreements with government entities may be subject to the risk of termination, reduction or modification in the event of changes in government requirements, reductions in federal spending and other factors. If our existing contracts are not fulfilled by their expiration dates, it could have a material adverse effect on our revenues, our business and our ability to generate the cash needed to operate our business.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.           Defaults Upon Senior Securities

None

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

(a)

On May 2, 2014, MTI Instruments entered into Amendment No. 2 to Lease Agreement with Carl E. Touhey (Landlord). Under the agreement, the lease term for our office, manufacturing and research and development space was extended for five years from December 1, 2014 through November 30, 2019. MTI Instruments has an option to terminate the lease as of December 1, 2016.  If MTI Instruments terminates the lease prior to November 2019, MTI Instruments is required to reimburse Landlord for all unamortized costs that Landlord is incurring for renovations to the leased space in conjunction with this lease renewal.

On May 5, 2014, the Company entered into a new revolving line of credit with Bank of America, N.A. (the Bank) to replace MTI Instruments’ line of credit as discussed above. The Company may borrow under the line of credit from time to time up to $1 million to support its working capital needs. The line of credit is available until July 31, 2015 and may be renewed subject to all the terms and conditions as set forth in the Loan Agreement (the Loan). The Loan is payable no later than the expiration date of the Loan and interest is payable on the last day of each month beginning on May 30, 2014 and until payment has been made in full. The interest rate on funds borrowed under the line of credit is equal to the LIBOR Daily Floating Rate plus 2.75%. The Loan is secured by equipment and fixtures, inventory and receivables owned by the Company and guaranteed by MTI Instruments. The Company is required to hold a balance of $0 for 30 consecutive days during the period from May 5, 2014 through July 31, 2015, and each subsequent one-year period of the Loan, if any. Upon the occurrence of an event of default, the Bank may set off against our repayment obligations any amounts we maintain at the Bank. The Company is also subject to other restrictions as set forth in the Loan.

Item 6.           Exhibits

Exhibit No.	Description
10.1	Amendment No. 2 to Lease Agreement Between MTI Instruments Inc. and Carl E. Touhey dated May 2, 2014.
10.2	Loan Agreement dated May 5, 2014 between Mechanical Technology, Incorporated and Bank of America, N.A.
10.3	Security Agreement dated May 5, 2014 between Mechanical Technology, Incorporated and Bank of America, N.A.
10.4	Continuing and Unconditional Guaranty Agreement dated May 5, 2014 between MTI Instruments, Inc. and Bank of America, N.A.
31.1	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Kevin G. Lynch
31.2	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Frederick W. Jones
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Kevin G. Lynch
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Frederick W. Jones
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

All other exhibits for which no other filing information is given are filed herewith.

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text: (i) Condensed Consolidated Balance Sheets at March 31, 2014 and December 31, 2013; (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2014 and 2013; (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2014 and 2013; and (iv) related notes, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mechanical Technology, Incorporated
Date: May 8, 2014	By:	/S/ Kevin G. Lynch
Kevin G. Lynch Chief Executive Officer
	By:	/S/ Frederick W. Jones
Frederick W. Jones Chief Financial Officer