Form 10-Q
period 2014-06-30
MECHANICAL TECHNOLOGY INC
filed 2014-08-07
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 ______________

FORM 10-Q

______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

or

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒
The number of shares of common stock, par value of $0.01 per share, outstanding as of August 1, 2014 was 5,256,883.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mechanical Technology, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets as of June 30, 2014 (Unaudited) and December 31, 2013

(Dollars in thousands, except per share)	June 30,	December 31,
	2014	2013
Assets
Current Assets:
Cash	$774	$1,211
Accounts receivable	1,342	824
Inventories	818	742
Deferred income taxes, net	24	25
Prepaid expenses and other current assets	88	111
Total Current Assets	3,046	2,913
Deferred income taxes, net	1,476	1,475
Property, plant and equipment, net	132	146
Total Assets	$4,654	$4,534

Liabilities and Equity
Current Liabilities:
Accounts payable	$529	$149
Accrued liabilities	949	993
Total Current Liabilities	1,478	1,142

Commitments and Contingencies (Note 9)
Equity:
Common stock, par value $0.01 per share, authorized 75,000,000; 6,261,975 issued in both 2014 and 2013	63	63
Additional paid-in capital	135,650	135,612
Accumulated deficit	(118,783)	(118,529)
Common stock in treasury, at cost, 1,005,092 shares in both 2014 and 2013	(13,754)	(13,754)
Total MTI stockholders’ equity	3,176	3,392
Total Liabilities and Equity	$4,654	$4,534

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mechanical Technology, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Six Months Ended June 30, 2014 and 2013

(Dollars in thousands, except per share)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

Product revenue	$2,478	$2,267	$3,860	$4,467
Operating costs and expenses:
Cost of product revenue	997	801	1,576	1,776
Unfunded research and product development expenses	371	307	732	647
Selling, general and administrative expenses	932	927	1,806	1,746
Operating income (loss)	178	232	(254)	298
Other income, net	—	9	—	9
Income (loss) before income taxes and non-controlling interest	178	241	(254)	307
Income tax expense	—	(156)	—	(155)
Net income (loss)	178	85	(254)	152
Plus: Net loss attributed to non-controlling interest	—	15	—	34
Net income (loss) attributed to MTI	$178	$100	$(254)	$186

Income (loss) per share attributable to MTI (Basic)	$.03	$.02	$(.05)	$.04
Income (loss) per share attributable to MTI (Diluted)	$.03	$.02	$(.05)	$.04

Weighted average shares outstanding (Basic)	5,256,883	5,256,883	5,256,883	5,256,883
Weighted average shares outstanding (Diluted)	5,495,461	5,258,901	5,256,883	5,256,883

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity

For the Year Ended December 31, 2013

and the Six Months Ended June 30, 2014 (Unaudited)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Shares	Amount	Total MTI Stockholders’ Equity (Deficit)	Non-Controlling Interest (NCI)	Total Equity

January 1, 2013	6,261,975	$63	$135,561	$(122,183)	1,005,092	$(13,754)	$(313)	$3,311	$2,998

Net income attributed to MTI	-	-	-	3,654	-	-	3,654	-	3,654

Stock based compensation	-	-	51	-	-	-	51	-	51

Net loss attributed to NCI	-	-	-	-	-	-	-	(75)	(75)

Equity contribution to NCI	-	-	-	-	-	-	-	25	25

Variable interest entity deconsolidation	-	-	-	-	-	-	-	(3,261)	(3,261)

December 31, 2013	6,261,975	$63	$135,612	$(118,529)	1,005,092	$(13,754)	$3,392	$-	$3,392

Net loss attributed to MTI	-	-	-	(254)	-	-	(254)	-	(254)

Stock based compensation	-	-	38	-	-	-	38	-	38

June 30, 2014	6,261,975	$63	$135,650	$(118,783)	1,005,092	$(13,754)	$3,176	$-	$3,176

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2014 and 2013

(Dollars in thousands)	Six Months Ended June 30,
	2014	2013
Operating Activities
Net (loss) income	$(254)	$152
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	46	46
Gain on disposal of equipment	—	(9)
Deferred income taxes	—	156
Stock based compensation	38	24
Provision for excess and obsolete inventories	9	(16)
Changes in operating assets and liabilities:
Accounts receivable	(518)	582
Inventories	(85)	295
Prepaid expenses and other current assets	23	10
Accounts payable	380	38
Deferred revenue	—	(591)
Accrued liabilities	(44)	(109)
Net cash (used in) provided by operating activities	(405)	578
Investing Activities
Purchases of equipment	(32)	(41)
Proceeds from sale of equipment	—	9
Net cash used in investing activities	(32)	(32)
(Decrease) increase in cash	(437)	546
Cash – beginning of period	1,211	289
Cash – end of period	$774	$835

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

Liquidity

The Company has incurred significant losses primarily due to its past efforts to fund MTI Micro’s direct methanol fuel cell product development and commercialization programs, and has an accumulated deficit of approximately $118.8 million and working capital of approximately $1.6 million at June 30, 2014.

Based on the Company’s projected cash requirements for operations and capital expenditures for 2014, its current available cash of approximately $774 thousand, the $1.0 million available from its existing line of credit at MTI Instruments, current cash flow requirements and revenue and expense projections, management believes it will have adequate resources to fund operations and capital expenditures for at least the next twelve months.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2013 has been derived from the Company’s audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2014 and June 30, 2013.

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

The fair value of the Company’s current non-controlling interest (NCI) in MTI Micro has been determined to be $0 as of December 31, 2013 (date of MTI Micro deconsolidation), based on MTI Micro’s net position and expected cash flows. The Company records its investment in MTI Micro using the equity method of accounting. As of June 30, 2014, the Company owned an aggregate of approximately 47.5% of MTI Micro’s outstanding common stock, or 75,049,937 shares, and 53.3% of the common stock and warrants issued, which includes 32,904,136 warrants outstanding.

As of December 31, 2013, NCI is classified as equity in the consolidated financial statements. The consolidated statement of operations presents net income (loss) for both the Company and the non-controlling interests. The calculation of earnings per share is based on net income (loss) attributable to the Company.

3.             Accounts Receivable

Accounts receivables consist of the following at:

(Dollars in thousands)	June 30, 2014	December 31, 2013

U.S. and State Government	$674	$37
Commercial	668	787
Total	$1,342	$824

For the six months ended June 30, 2014 and 2013, the largest commercial customer represented 14.0% and 8.4%, respectively, and the largest governmental agency represented 22.5% and 31.7%, respectively, of the Company’s Test and Measurement Instrumentation segment product revenue. As of June 30, 2014 and December 31, 2013, the largest commercial receivable represented 6.4% and 12.8%, respectively, and the largest governmental receivable represented 50.3% and 3.9%, respectively, of the Company’s Test and Measurement Instrumentation segment accounts receivable.

As of June 30, 2014 and December 31, 2013, the Company had no allowance for doubtful trade accounts receivable.

4.             Inventories

Inventories consist of the following at:

(Dollars in thousands)	June 30, 2014	December 31, 2013

Finished goods	$329	$287
Work in process	178	188
Raw materials	311	267
Total	$818	$742

5.             Property, Plant and Equipment

Property, plant and equipment consist of the following at:

	June 30, 2014	December 31, 2013

Leasehold improvements	$32	$32
Computers and related software	1,276	1,281
Machinery and equipment	842	810
Office furniture and fixtures	119	125
	2,269	2,248
Less: Accumulated depreciation	2,137	2,102
	$132	$146

Depreciation expense was $46 thousand and $91 thousand for the six months ended June 30, 2014 and the year ended December 31, 2013, respectively. In conjunction with the suspension of MTI Micro operations in late 2011, sales of certain surplus equipment on hand were made during 2013. This resulted in a net gain on sale of $13 thousand for the year ended December 31, 2013. As of December 31, 2013, all $13 thousand in sales proceeds have been received.

6.             Income Taxes

During the three months ended June 30, 2014, the Company’s effective income tax rate was 0%. The projected annual effective tax rate is less than the Federal statutory rate of 34%, primarily due to permanent differences, the change in the valuation allowance and changes to estimated taxable income for 2014.  For the three months ended June 30, 2013, the Company’s effective income tax rate was 64.7%.

During the six months ended June 30, 2014, the Company’s effective income tax rate was 0.0%. The projected annual effective tax rate is less than the Federal statutory rate of 34%, primarily due to permanent differences, the change in the valuation allowance and changes to estimated taxable income for 2014.  For the six months ended June 30, 2013, the Company’s effective income tax rate was 50.6%.

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

The Company has determined that it expects to generate sufficient levels of pre-tax earnings in the future to realize the net deferred tax assets recorded on the balance sheet at June 30, 2014. The Company has projected such pre-tax earnings utilizing a combination of historical and projected results, taking into consideration existing levels of permanent differences, non-deductible expense and the reversal of significant temporary differences. We project that our taxable income for the next three years is adequate to ensure the realizability of the $1.5 million of deferred tax assets recorded on our balance sheet at June 30, 2014. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowance on a quarterly basis.

The Company believes that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate, because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. The Company based the estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. The valuation allowance was $16.9 million at June 30, 2014 and $16.8 million at December 31, 2013. The Company will continue to evaluate the ability to realize its deferred tax assets and related valuation allowances on a quarterly basis.

7.             Stockholders’ Equity

Common Stock

The Company has one class of common stock, par value $.01.  Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders.  As of June 30, 2014 and December 31, 2013, there were 5,256,883 shares of common stock issued and outstanding.

Reservation of Shares

The Company had reserved common shares for future issuance as follows as of June 30, 2014:

Stock options outstanding	713,566
Common stock available for future equity awards or issuance of options	502,000
Number of common shares reserved	1,215,566

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

Not included in the computation of earnings per share, assuming dilution, for the three months ended June 30, 2014, were options to purchase 176,566 shares of the Company’s common stock. These potentially dilutive items were excluded even though the average market price of the common stock exceeded the exercise prices for a portion of the options because the calculation of incremental shares, which includes the unrecognized compensation expense, resulted in an anti-dilutive effect. Not included in the computation of earnings per share, assuming dilution, for the six months ended June 30, 2014, were options to purchase 713,566 shares of the Company’s common stock. These potentially dilutive items were excluded because the Company incurred a loss during this period and their inclusion would be anti-dilutive.

Not included in the computation of earnings per share, assuming dilution, for the three and six months ended June 30, 2013, were options to purchase 454,256 and 464,256 shares, respectively, of the Company’s common stock. These potentially dilutive items were excluded even though the average market price of the common stock exceeded the exercise prices for a portion of the options because the calculation of incremental shares resulted in an anti-dilutive effect.

8.             Segment Information

During 2013, the Company operated in two business segments, Test and Measurement Instrumentation and New Energy. As a result of the deconsolidation of MTI Micro operations on December 31, 2013 (see Note 1), the New Energy segment will no longer remain in our consolidated operations. The Test and Measurement Instrumentation segment designs, manufactures, markets and services high performance test and measurement instruments and systems, wafer characterization tools for the semiconductor and solar industries, tensile stage systems for materials testing at academic and industrial settings, and computer-based balancing systems for aircraft engines. The New Energy segment was focused on commercializing direct methanol fuel cells. The Company’s principal operations are located in North America.

The accounting policies of the Test and Measurement Instrumentation and New Energy segments are similar to those described in the summary of significant accounting policies in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 (Note 2). The Company evaluates performance based on profit or loss from operations before income taxes. Inter-segment sales and expenses are not significant.

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

As of January 1, 2014, the Company operates in one segment and therefore segment information is not presented.

(Dollars in thousands)	Test and Measurement Instrumentation	New Energy	Other	Reconciling Items	Condensed Consolidated Totals
Three Months Ended June 30, 2013
Product revenue	$2,267	$—	$—	$—	$2,267
Unfunded research and product development expenses	307	—	—	—	307
Selling, general and administrative expenses	501	17	409	—	927
Segment profit (loss) from operations before non-controlling interest	499	(28)	(386)	—	85
Segment profit (loss)	499	(28)	(386)	15	100
Total assets	1,985	53	2,321	—	4,359
Capital expenditures	—	—	—	—	—
Depreciation	20	1	1	—	22

(Dollars in thousands)	Test and Measurement Instrumentation	New Energy	Other	Reconciling Items	Condensed Consolidated Totals
Six Months Ended June 30, 2013
Product revenue	$4,467	$—	$—	$—	$4,467
Unfunded research and product development expenses	647	—	—	—	647
Selling, general and administrative expenses	1,010	41	695	—	1,746
Segment profit (loss) from operations before non-controlling interest	753	(66)	(535)	—	152
Segment profit (loss)	753	(66)	(535)	34	186
Total assets	1,985	53	2,321	—	4,359
Capital expenditures	41	—	—	—	41
Depreciation	41	4	1	—	46

The following table presents the details of “Other” segment loss:

(Dollars in thousands)	Three Months Ended June 30,	Six Months Ended June 30,
	2013	2013
Corporate and other (expenses) income:
Salaries and benefits	$(189)	$(267)
Income tax expense	(156)	(155)
Other (expense) income, net	(41)	(113)
Total “Other” segment loss	$(386)	$(535)

9.             Commitments and Contingencies

Commitments:

Leases

The Company and its subsidiary lease certain manufacturing, laboratory and office facilities. The lease provides for the Company to pay its allocated share of insurance, taxes, maintenance and other costs of the leased property. Under the May 2, 2014 agreement, MTI Instruments has an option to terminate the lease as of December 1, 2016. If MTI Instruments terminates the lease prior to November 2019, MTI Instruments is required to reimburse the landlord for all unamortized costs that the landlord is incurring for renovations to the leased space in conjunction with the lease renewal.

Future minimum rental payments required under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2014 are (dollars in thousands): $136 remaining in 2014, $213 in 2015, $214 in 2016, $218 in 2017, $218 in 2018 and $204 thereafter.

Warranties

Product warranty liabilities are included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.  Below is a reconciliation of changes in product warranty liabilities:

(Dollars in thousands)	Six Months Ended June 30,
	2014	2013
Balance, January 1	$17	$20
Accruals for warranties issued	10	14
Settlements made (in cash or in kind)	(6)	(9)
Balance, end of period	$21	$25

Employment Agreement

The Company has an employment agreement with one employee that provides certain payments upon termination of employment under certain circumstances, as defined in the agreement. As of June 30, 2014, the Company’s potential minimum obligation to this employee was approximately $70 thousand.

Contingencies:

Legal

We are subject to legal proceedings, claims and liabilities which arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.

10.          Line of Credit

On May 5, 2014, the Company entered into a new revolving line of credit with Bank of America, N.A. (the Bank) to replace MTI Instruments’ line of credit as discussed below. The Company may borrow under the line of credit from time to time up to $1 million to support its working capital needs. The line of credit is available until July 31, 2015 and may be renewed subject to all the terms and conditions as set forth in the Loan Agreement (the Loan). The Loan is payable no later than the expiration date of the Loan and interest is payable on the last day of each month beginning on May 30, 2014 and until payment has been made in full. The interest rate on funds borrowed under the line of credit is equal to the LIBOR Daily Floating Rate plus 2.75%. The Loan is secured by equipment and fixtures, inventory and receivables owned by the Company and guaranteed by MTI Instruments. The Company is required to hold a balance of $0 for 30 consecutive days during the period from May 5, 2014 through July 31, 2015, and each subsequent one-year period of the Loan, if any. Upon the occurrence of an event of default, the Bank may set off against our repayment obligations any amounts we maintain at the Bank. The Company is also subject to other restrictions as set forth in the Loan. As of June 30, 2014, there were no amounts outstanding under the line of credit.

On September 20, 2011, MTI Instruments entered into a working capital line of credit with First Niagara Bank, N.A. Under this agreement, MTI Instruments could borrow from time to time up to $400 thousand to support its working capital needs. The note was payable upon demand, and the interest rate on the note was equal to the prime rate with a floor of 4.0% per annum. The note was secured by a lien on all of the assets of MTI Instruments and was guaranteed by the Company. The line of credit was renewed on September 23, 2013 and expired on June 30, 2014. Under this line of credit, MTI Instruments was required to maintain a line balance of $0 for 30 consecutive days during each calendar year. As of December 31, 2013, there were no amounts outstanding under the line of credit.

11.          Stock Based Compensation

The Mechanical Technology, Incorporated 2014 Equity Incentive Plan (the 2014 Plan) was adopted by the Company’s Board of Directors on March 12, 2014 and approved by its stockholders on June 11, 2014. The 2014 Plan provides an initial aggregate number of 500,000 shares of common stock that may be awarded or issued. The number of shares that may be awarded under the 2014 Plan and awards outstanding may be subject to adjustment on account of any stock dividend, spin-off, stock split, reverse stock split, split-up, recapitalization, reclassification, reorganization, combination or exchange of shares, merger, consolidation, liquidation, business combination, exchange of shares or the like. Under the 2014 Plan, the Board appointed administrator of the 2014 Plan is authorized to issue stock options (incentive and nonqualified), stock appreciation rights, restricted stock, restricted stock units, phantom stock, performance awards and other stock-based awards to employees, officers and directors of, and other individuals providing bona fide services to or for, the Company or any affiliate of the Company. Incentive stock options may only be granted to employees of the Company and its subsidiaries. As of June 30, 2014, no awards have been issued under the 2014 Plan.

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

12.          Related Party Transactions

MTI Micro

On December 18, 2013, MTI Micro and the Company executed a Senior Demand Promissory Note (the Note) in the amount of $380 thousand to secure the intercompany amounts due to the Company from MTI Micro upon the deconsolidation of MTI Micro. Interest accrues on the Note at the Prime Rate in effect on the first business day of the month, as published in the Wall Street Journal. Interest began accruing on January 1, 2014. At the Company’s option, all or part of the principal and interest due on this Note may be converted to shares of common stock of MTI Micro at a rate of $0.07 per share. As of June 30, 2014 and December 31, 2013, the Company has recorded a full allowance against the Note. As a result of this allowance, any interest earned on this Note will be recorded when received on a cash basis. As of June 30, 2014 and December 31, 2013, $386 thousand and $380 thousand, respectively of principal and interest are available to convert into shares of common stock of MTI Micro.

On December 31, 2013, Dr. Robb exercised a portion of his outstanding MTI Micro warrants to purchase 357,143 shares of MTI Micro Common Stock at an exercise price of $0.07 per share.

As of June 30, 2014, the Company owned an aggregate of approximately 47.5% of MTI Micro’s outstanding common stock, or 75,049,937 shares, and 53.3% of the common stock and warrants issued, which includes 32,904,136 warrants outstanding.

Consulting Services

During the year ended December 31, 2013, the Company paid $80 thousand to Loudon Advisors for Kevin Lynch’s services as the Acting Chief Executive Officer of the Company, through April 30, 2013.

13.          New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09 (Revenue from Contracts with Customers) to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016; early adoption is not permitted. This standard is effective for the Company beginning in fiscal 2017 and may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. This standard could impact the timing and amounts of revenue recognized. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

In addition to historical information, the following discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements.  Important factors that could cause actual results to differ include those set forth in Part I Item 1A-Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed on March 6, 2014, our Quarterly Report for the period ended March 31, 2014, as filed on May 8, 2014, and elsewhere in this Quarterly Report on Form 10-Q. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q. Please see “Statement Concerning Forward-Looking Statements” below.

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

The Mechanical Technology, Incorporated 2014 Equity Incentive Plan (the 2014 Plan) was adopted by the Company’s Board of Directors on March 12, 2014 and approved by its stockholders on June 11, 2014. The 2014 Plan provides an initial aggregate number of 500,000 shares of common stock that may be awarded or issued. The number of shares that may be awarded under the 2014 Plan and awards outstanding may be subject to adjustment on account of any stock dividend, spin-off, stock split, reverse stock split, split-up, recapitalization, reclassification, reorganization, combination or exchange of shares, merger, consolidation, liquidation, business combination, exchange of shares or the like. Under the 2014 Plan, the Board appointed administrator of the 2014 Plan is authorized to issue stock options (incentive and nonqualified), stock appreciation rights, restricted stock, restricted stock units, phantom stock, performance awards and other stock-based awards to employees, officers and directors of, and other individuals providing bona fide services to or for, the Company or any affiliate of the Company. Incentive stock options may only be granted to employees of the Company and its subsidiaries. As of June 30, 2014, no awards have been issued under the 2014 Plan.

Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2014 Compared to the Three and Six Months Ended June 30, 2013.

Test and Measurement Instrumentation Segment

Product Revenue: Product revenue consists of revenue recognized from the Test and Measurement Instrumentation product lines.

Product revenue in our Test and Measurement Instrumentation segment for the three months ended June 30, 2014 increased by $211 thousand, or 9.3%, to $2.5 million from $2.3 million during the three months ended June 30, 2013. This increase in product revenue was attributable to additional shipments of aviation balancing systems to the U.S. Air Force under an existing contract and higher laser sales, which offset the impact of no sales of any new wafer metrology tools during the quarter, compared to sales of $125 thousand of wafer metrology tools during the comparable 2013 period. For the three months ended June 30, 2014, the largest commercial customer for the segment was an Asian customer, which accounted for $540 thousand, or 21.8%, of the second quarter 2014 revenue. In the second quarter of 2013, the largest commercial customer for the segment was an Asian distributor, which accounted for $196 thousand, or 8.7%, of the second quarter 2013 revenue. The U.S. Air Force was the largest government customer for the three months ended June 30, 2014 and 2013, and accounted for $770 thousand, or 31.1%, of the second quarter 2014 revenue and $740 thousand, or 32.6%, of the second quarter 2013 revenue.

Product revenue in our Test and Measurement Instrumentation segment for the six months ended June 30, 2014 decreased by $607 thousand, or 13.6%, to $3.9 million from $4.5 million for the same period in 2013. This decrease in product revenue was attributable to a decline in commercial aviation balancing system activity and the lack of semi-automated wafer metrology tool sales during 2014, compared to $274 thousand of such sales during the six months ended June 30, 2013. These declines were partially offset by increases in laser and capacitance product sales. For the six months ended June 30, 2014, the largest commercial customer for the segment was an Asian customer, which accounted for $540 thousand, or 14.0%, of the year-to-date revenue. During the six months ended June 30, 2013, the largest commercial customer for the segment was an Asian distributor, which accounted for $374 thousand, or 8.4%, of the year-to-date revenue. The U.S. Air Force was the largest government customer for the six months ended June 30, 2014 and 2013, accounting for $870 thousand, or 22.5%, and $1.4 million, or 31.7%, respectively, of revenue for the six month periods ended June 30, 2014 and 2013.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands)		Revenues for the Three Months Ended June 30,		Revenues for the Six Months Ended June 30,		Contract Revenues to Date June 30,	Total Contract Orders Received to Date June 30,
Contract (1)	Expiration	2014	2013	2014	2013	2014	2014
Aviation Balancing Systems

$6.5 million U.S. Air Force Maintenance	09/27/2014 (2)	$139	$133	$228	$177	$4,499	$4,542
$4.1 million U.S. Air Force Systems	08/29/2015 (2)	$627	$342	$627	$342	$1,881	$1,938
$917 thousand U.S. Air Force Kit	09/30/2014 (3)	$—	$73	$—	$585	$769	$769

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

Cost of product revenue in our Test and Measurement Instrumentation segment for the three months ended June 30, 2014 increased by $196 thousand, or 24.5%, to $997 thousand from $801 thousand during the three months ended June 30, 2013. This increase is primarily a result of the increased sales as discussed above under Product Revenue. Gross profit, as a percentage of product revenue, decreased to 59.8%, compared to 64.7% for the same period in 2013 due to the composition of the product sales mix and competitive pricing strategies in Asia.

Cost of product revenue in our Test and Measurement Instrumentation segment for the six months ended June 30, 2014 decreased by $200 thousand, or 11.3%, to $1.6 million from $1.8 million for the same period in 2013. This decrease is primarily a result of the decreased sales as discussed above under Product Revenue. Gross profit, as a percentage of product revenue, decreased to 59.2%, compared to 60.2% for the same period in 2013 due to the composition of the product sales mix and competitive pricing strategies in Asia.

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

Unfunded research and product development expenses in our Test and Measurement Instrumentation segment for the three months ended June 30, 2014 increased by $64 thousand, or 20.8%, to $371 thousand from $307 thousand during the three months ended June 30, 2013. This increase was due to higher labor costs and additional material spending on current development projects.

Unfunded research and product development expenses in our Test and Measurement Instrumentation segment for the six months ended June 30, 2014 increased by $85 thousand, or 13.1%, to $732 thousand from $647 thousand for the same period in 2013. This increase was due to higher labor costs and additional material spending on current development projects.

Selling, General and Administrative Expenses: Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses in our Test and Measurement Instrumentation segment for the three months ended June 30, 2014 increased by $68 thousand, or 13.6%, to $569 thousand from $501 thousand during the three months ended June 30, 2013. This increase is the result of additional staffing in the sales department, increased international travel and higher commissions to external sales representatives.

Selling, general and administrative expenses in our Test and Measurement Instrumentation segment for the six months ended June 30, 2014 increased by $99 thousand, or 9.8%, to $1.1 million from $1.0 million for the same period in 2013. This increase is the result of additional staffing in the sales department, higher commissions to external sales representatives due to the change in product mix and increased international travel.

New Energy Segment

Selling, General and Administrative Expenses: Selling, general and administrative expenses in our New Energy segment for the three and six months ended June 30, 2013 were $17 thousand and $42 thousand, respectively. As of December 31, 2013, the Company no longer reported the New Energy segment as a VIE and therefore there were no expenses related to this segment for 2014. Refer to the Condensed Consolidated Financial Statements Note 2 regarding the deconsolidation of the VIE.

MTI Parent – Corporate Entity

Selling, General and Administrative Expenses: Selling, general and administrative expenses incurred by the Corporate Entity for the three months ended June 30, 2014 decreased by $46 thousand, or 11.2%, to $363 thousand from $409 thousand during the three months ended June 30, 2013. This decrease is primarily the result of consulting costs incurred during 2013 in connection with the termination of Peng K. Lim, the Company’s former Chief Executive Officer, in 2012.

Selling, general and administrative expenses incurred by the Corporate Entity for the six months ended June 30, 2014 increased by $3 thousand, or 0.4%, to $698 thousand from $695 thousand for the same period in 2013.

Results of Consolidated Operations

Operating Income (Loss): Operating income for the three months ended June 30, 2014 was $178 thousand compared to operating income of $232 thousand during the comparable 2013 period. This change in operating income was a result of the factors noted above, primarily due to the composition of the product sales mix and competitive pricing strategies in Asia.

Operating loss for the six months ended June 30, 2014 was $254 thousand compared to operating income of $298 thousand during the comparable 2013 period. The change in operating income (loss) was a result of the factors noted above, primarily the decrease in product revenue.

Income Tax Expense: Income tax expense for the three months ended June 30, 2014 and 2013 was $0 and $156 thousand, respectively. Our income tax rate for the three months ended June 30, 2014 and 2013 was 0% and 64.7%, respectively.

Income tax expense for the six months ended June 30, 2014 and 2013 was $0 and $155 thousand, respectively. Our income tax rate for the six months ended June 30, 2014 and 2013 was 0% and 50.6%, respectively.

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

Net Income (Loss) Attributed to MTI: Net income attributed to MTI for the three months ended June 30, 2014 was $178 thousand compared to $100 thousand during the comparable 2013 period. The $78 thousand increase in net income is primarily attributable to the fact that we had no income tax expense during the period compared to a $156 thousand income tax expense during the three months ended June 30, 2013, partially offset by the $131 thousand decrease in MTI Instruments net income for the three months ended June 30, 2014 as compared to the same period in 2013.

Net loss attributed to MTI for the six months ended June 30, 2014 was $254 thousand compared to net income of $186 thousand during the comparable 2013 period. The $440 thousand decrease in net income is primarily attributable to the $646 thousand decrease in MTI Instruments net income for the six months ended June 30, 2014, as compared to the same period in 2013, partially offset by the fact that we had no income tax expense during the 2014 period compared to a $155 thousand income tax expense for the six months ended June 30, 2013.

Management’s Plan, Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Six Months Ended	Six Months Ended	Year Ended
	June 30,	June 30,	Dec 31,
	2014	2013	2013
Cash	$774	$835	$1,211
Working capital	1,568	1,687	1,771
Net (loss) income attributed to MTI	(254)	186	3,654
Net cash (used in) provided by operating activities	(405)	578	1,017
Purchase of property, plant and equipment	(32)	(41)	(108)

The Company has historically incurred significant losses, until 2012 the majority stemming from the direct methanol fuel cell product development and commercialization programs of MTI Micro, and had a consolidated accumulated deficit of $118.8 million as of June 30, 2014. During the six months ended June 30, 2014, the Company had a net loss attributed to MTI of $254 thousand, had cash used in operating activities totaling $405 thousand and had working capital of $1.6 million. Management believes that the Company currently has adequate resources to avoid cost cutting measures that could adversely affect the business. As of June 30, 2014, we had no debt, no capital expenditure commitments and approximately $774 thousand of cash available to fund our operations.

If production levels rise at MTI Instruments, additional capital equipment may be required in the foreseeable future. We expect to spend approximately $225 thousand on capital equipment and $1.5 million in research and development on MTI Instruments’ products during 2014. We expect to finance any future expenditures and continue funding our operations from our current cash position and our projected 2014 cash flow pursuant to management’s current plan. We may also seek to supplement our resources through sales of stock or assets. Besides the Company’s line of credit, the Company has no other commitments for funding future needs of the organization at this time and such additional financing during 2014, if required, may not be available to us on acceptable terms or at all.

While it cannot be assured, management believes that, due in part to our current working capital level, recent replacements in sales staff and projected inventory reductions, the Company should, for the full-year 2014, continue the positive cash flows it experienced during 2013 to fund the Company’s active operations for the foreseeable future. However, if near-term revenue estimates are delayed or missed, the Company may need to implement additional steps to ensure liquidity including, but not limited to, the deferral of planned capital spending and/or delaying existing or pending product development initiatives. Such steps, if required, could potentially have a material and adverse effect on our business, results of operations and financial condition.

Line of Credit

On May 5, 2014, the Company entered into a new revolving line of credit with Bank of America, N.A. (the Bank) to replace MTI Instruments’ line of credit as discussed below. The Company may borrow under the line of credit from time to time up to $1 million to support its working capital needs. The line of credit is available until July 31, 2015 and may be renewed subject to all the terms and conditions as set forth in the Loan Agreement (the Loan). The Loan is payable no later than the expiration date of the Loan, currently July 31, 2015, and interest is payable on the last day of each month beginning on May 30, 2014 and until payment has been made in full. The interest rate on funds borrowed under the line of credit is equal to the LIBOR Daily Floating Rate plus 2.75%. The Loan is secured by equipment and fixtures, inventory and receivables owned by the Company and guaranteed by MTI Instruments. The Company is required to hold a balance of $0 for 30 consecutive days during the period from May 5, 2014 through July 31, 2015, and each subsequent one-year period of the Loan, if any. Upon the occurrence of an event of default, the Bank may set off against our repayment obligations any amounts we maintain at the Bank. The Company is also subject to other restrictions as set forth in the Loan. As of June 30, 2014, there were no amounts outstanding under the line of credit.

On September 20, 2011, MTI Instruments entered into a working capital line of credit with First Niagara Bank, N.A. Under this agreement, MTI Instruments could borrow from time to time up to $400 thousand to support its working capital needs. The note was payable upon demand, and the interest rate on the note was equal to the prime rate with a floor of 4.0% per annum. The note was secured by a lien on all of the assets of MTI Instruments and was guaranteed by the Company. The line of credit was renewed on September 23, 2013 and expired on June 30, 2014. Under this line of credit, MTI Instruments was required to maintain a line balance of $0 for 30 consecutive days during each calendar year. As of December 31, 2013, there were no amounts outstanding under the line of credit.

Backlog, Inventory and Accounts Receivable

At June 30, 2014, our order backlog was $709 thousand compared to $667 thousand at June 30, 2013 and $198 thousand at December 31, 2013. The increase in backlog from December 2013 was due to increased capacitance and tensile stage order activity during the first quarter of 2014 and increased laser and aviation balancing system order activity during the second quarter of 2014.

Our inventory turnover ratios and average accounts receivable days outstanding for the trailing twelve month periods and their changes at June 30, 2014 and 2013 are as follows:

	2014	2013	Change
Inventory turnover	3.8	2.8	1.0
Average accounts receivable days outstanding	42	40	2

The increase in the current twelve-month inventory turns is due to improved inventory management producing a 32% decrease in average inventory balances over the last year.

The average accounts receivable days’ outstanding increased 2 days in 2014 compared with 2013 due to a growth in direct sales to Asia, rather than through regional distributors.

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

Recent Accounting Pronouncements

A discussion of recent accounting pronouncements is included in Note 13, New Accounting Pronouncements, of the unaudited condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

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
  risks related to the limitation of the use, for tax purposes, of our net historical operating losses in the event of certain ownership changes; and
  other factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our Quarterly Report on Form 10-Q for the period ended March 31, 2014.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of MTI’s disclosure controls and procedures as of June 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                Risk Factors

Part II, Item 1A (Risk Factors) of our most recently filed Annual Report on Form 10-K with the Securities and Exchange Commission (SEC), filed on March 6, 2014, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Except to the extent that information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters described in Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations – Statement Concerning Forward Looking Statements), there have been no material changes to our risk factors disclosed in our most recently filed Annual Report on Form 10-K and our Quarterly Report on Form 10-Q for the period ended March 31, 2014. However, those risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.           Defaults Upon Senior Securities

None

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

Not applicable.

Item 6.           Exhibits

Exhibit No.	Description
10.1#	Mechanical Technology, Incorporated 2014 Equity Incentive Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement on Schedule 14A filed with the Commission on April 25, 2014)
10.2#

Form of Restricted Stock Grant Agreement under the Mechanical Technology, Incorporated 2014 Equity Incentive Plan (incorporated by reference from Exhibit 4.2 of the Company’s Registration Statement on Form S-8 (File No. 333-196989) filed with the Commission on June 24, 2014)

10.3#

Form of Nonstatutory Stock Option Grant Agreement under the Mechanical Technology, Incorporated 2014 Equity Incentive Plan (incorporated by reference from Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-196989) filed with the Commission on June 24, 2014)

10.4#

Form of Incentive Stock Option Grant Agreement under the Mechanical Technology, Incorporated 2014 Equity Incentive Plan (incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (File No. 333-196989) filed with the Commission on June 24, 2014)

10.5

Amendment No. 2 to Lease Agreement Between MTI Instruments Inc. and Carl E. Touhey dated May 2, 2014 (incorporated by reference from Exhibit 10.1 of the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2014)

31.1	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Kevin G. Lynch
31.2	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Frederick W. Jones
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Kevin G. Lynch
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Frederick W. Jones

Exhibit No.	Description
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

All other exhibits for which no other filing information is given are filed herewith.

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text and including detailed tags: (i) Condensed Consolidated Balance Sheets at June 30, 2014 and December 31, 2013; (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2014 and 2013; and (iv) related notes.

# Represents management contract or compensation plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mechanical Technology, Incorporated
Date: August 7, 2014	By:	/S/ Kevin G. Lynch
Kevin G. Lynch Chief Executive Officer
	By:	/S/ Frederick W. Jones
Frederick W. Jones Chief Financial Officer
23