Form 10-Q
period 2014-09-30
MECHANICAL TECHNOLOGY INC
filed 2014-11-07
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 ______________

FORM 10-Q

______________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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
Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value of $0.01 per share, outstanding as of November 1, 2014 was 5,258,883.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mechanical Technology, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets as of September 30, 2014 (Unaudited) and December 31, 2013

(Dollars in thousands, except per share)	September 30,	December 31,
	2014	2013
Assets
Current Assets:
Cash	$910	$1,211
Accounts receivable	978	824
Inventories	851	742
Deferred income taxes, net	26	25
Prepaid expenses and other current assets	84	111
Total Current Assets	2,849	2,913
Deferred income taxes, net	1,474	1,475
Property, plant and equipment, net	137	146
Total Assets	$4,460	$4,534

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$243	$149
Accrued liabilities	1,072	993
Total Current Liabilities	1,315	1,142

Commitments and Contingencies (Note 9)
Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 75,000,000; 6,261,975 issued in both 2014 and 2013	63	63
Additional paid-in capital	135,672	135,612
Accumulated deficit	(118,836)	(118,529)
Common stock in treasury, at cost, 1,005,092 shares in both 2014 and 2013	(13,754)	(13,754)
Total stockholders’ equity	3,145	3,392
Total Liabilities and Stockholders’ Equity	$4,460	$4,534

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mechanical Technology, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Nine Months Ended September 30, 2014 and 2013

(Dollars in thousands, except per share)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Product revenue	$1,940	$2,311	$5,800	$6,778
Operating costs and expenses:
Cost of product revenue	781	875	2,356	2,651
Unfunded research and product development expenses	309	301	1,041	948
Selling, general and administrative expenses	899	880	2,705	2,626
Operating (loss) income	(49)	255	(302)	553
Other income, net	—	4	—	13
(Loss) income before income taxes and non-controlling interest	(49)	259	(302)	566
Income tax expense	(4)	(113)	(5)	(268)
Net (loss) income	(53)	146	(307)	298
Plus: Net loss attributed to non-controlling interest	—	18	—	52
Net (loss) income attributed to MTI	$(53)	$164	$(307)	$350

(Loss) income per share attributable to MTI (Basic)	$(.01)	$.03	$(.06)	$.07
(Loss) income per share attributable to MTI (Diluted)	$(.01)	$.03	$(.06)	$.07

Weighted average shares outstanding (Basic)	5,256,883	5,256,883	5,256,883	5,256,883
Weighted average shares outstanding (Diluted)	5,256,883	5,387,660	5,256,883	5,275,971

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity

For the Year Ended December 31, 2013

and the Nine Months Ended September 30, 2014 (Unaudited)

(Dollars in thousands, except per share)	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Shares	Amount	Total MTI Stockholders’ Equity (Deficit)	Non-Controlling Interest (NCI)	Total Equity

January 1, 2013	6,261,975	$63	$135,561	$(122,183)	1,005,092	$(13,754)	$(313)	$3,311	$2,998

Net income attributed to MTI	-	-	-	3,654	-	-	3,654	-	3,654

Stock based compensation	-	-	51	-	-	-	51	-	51

Net loss attributed to NCI	-	-	-	-	-	-	-	(75)	(75)

Equity contribution to NCI	-	-	-	-	-	-	-	25	25

Variable interest entity deconsolidation	-	-	-	-	-	-	-	(3,261)	(3,261)

December 31, 2013	6,261,975	$63	$135,612	$(118,529)	1,005,092	$(13,754)	$3,392	$-	$3,392

Net loss attributed to MTI	-	-	-	(307)	-	-	(307)	-	(307)

Stock based compensation	-	-	60	-	-	-	60	-	60

September 30, 2014	6,261,975	$63	$135,672	$(118,836)	1,005,092	$(13,754)	$3,145	$-	$3,145

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2014 and 2013

(Dollars in thousands)	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net (loss) income	$(307)	$298
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation	65	68
Gain on disposal of equipment	—	(13)
Deferred income taxes	—	265
Stock based compensation	60	38
Provision for excess and obsolete inventories	43	(44)
Changes in operating assets and liabilities:
Accounts receivable	(154)	316
Inventories	(152)	421
Prepaid expenses and other current assets	27	(29)
Accounts payable	94	2
Deferred revenue	—	(591)
Accrued liabilities	79	42
Net cash (used in) provided by operating activities	(245)	773
Investing Activities
Purchases of equipment	(56)	(68)
Proceeds from sale of equipment	—	13
Net cash used in investing activities	(56)	(55)
(Decrease) increase in cash	(301)	718
Cash – beginning of period	1,211	289
Cash – end of period	$910	$1,007

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

1.             Nature of Operations

Description of Business

Mechanical Technology, Incorporated (MTI or the Company), a New York corporation, was incorporated in 1961. The Company’s core business is conducted through MTI Instruments, Inc. (MTI Instruments), a wholly-owned subsidiary and the sole component of the Company’s Test and Measurement Instrumentation segment. Through the year ended December 31, 2013, the Company also operated in a New Energy segment with business conducted through MTI MicroFuel Cells, Inc. (MTI Micro). On December 31, 2013, as a result of a stock warrant exercise, the Company transferred management of MTI Micro to Dr. Walter L. Robb (a member of the Company’s and MTI Micro’s board of directors) and his new management team. The Company is consequently no longer reporting MTI Micro as a variable interest entity (VIE) as of the close of business on December 31, 2013 (date of MTI Micro deconsolidation). In August 2014, Dr. Robb changed MTI Micro’s name to MeOH Power, Inc. and MTI continues to retain our ownership in that entity as discussed below.  However, to keep prior and future filings consistent, MTI will continue to refer to this entity as MTI Micro in its reports.

MTI Instruments was incorporated in New York on March 8, 2000 and is a supplier of: precision linear displacement solutions, vibration measurement and system balancing systems, and wafer inspection tools consisting of electronic gauging instruments for position, displacement and vibration application within the industrial manufacturing/production markets, as well as the research, design and process development market; tensile stage systems for materials testing at academic and industrial research settings; and engine vibration analysis systems for both military and commercial aircraft. These tools, systems and solutions are developed for markets and applications that require the precise measurements and control of products, processes, and the development and implementation of automated manufacturing, assembly, and consistent operation of complex machinery.

MTI Micro was incorporated in Delaware on March 26, 2001, and, until its operations were suspended in late 2011, had been developing a handheld energy-generating device to replace current lithium-ion and similar rechargeable battery systems in many handheld electronic devices for the military and consumer markets.

Liquidity

The Company has incurred significant losses primarily due to its past efforts to fund MTI Micro’s direct methanol fuel cell product development and commercialization programs, and has an accumulated deficit of approximately $118.8 million and working capital of approximately $1.5 million at September 30, 2014.

Based on the Company’s projected cash requirements for operations and capital expenditures for 2014, its current available cash of approximately $910 thousand, the $1.0 million available from its existing line of credit at MTI Instruments, current cash flow requirements and revenue and expense projections, management believes it will have adequate resources to fund operations and capital expenditures for at least the next twelve months.

However, the Company may need to do one or more of the following to raise additional resources, or reduce its cash requirements:

1)       Reduce its current expenditure run rate;

2)       Defer its capital expenditures;

3)       Defer its hiring plans; and/or

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2013 has been derived from the Company’s audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2014 and September 30, 2013.

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

The fair value of the Company’s current non-controlling interest (NCI) in MTI Micro has been determined to be $0 as of December 31, 2013 (date of MTI Micro deconsolidation), based on MTI Micro’s net position and expected cash flows. The Company records its investment in MTI Micro using the equity method of accounting. As of September 30, 2014, the Company retained its ownership of approximately 47.5% of MTI Micro’s outstanding common stock, or 75,049,937 shares, and 54.0% of the common stock and warrants issued, which includes 31,904,136 warrants outstanding.

As of December 31, 2013, NCI is classified as equity in the consolidated financial statements. The consolidated statement of operations presents net income (loss) for both the Company and the non-controlling interests. The calculation of earnings per share is based on net income (loss) attributable to the Company.

3.             Accounts Receivable

Accounts receivables consist of the following at:

(Dollars in thousands)	September 30, 2014	December 31, 2013

U.S. and State Government	$199	$37
Commercial	779	787
Total	$978	$824

For the nine months ended September 30, 2014 and 2013, the largest commercial customer represented 12.6% and 6.8%, respectively, and the largest governmental agency represented 22.1% and 31.5%, respectively, of the Company’s Test and Measurement Instrumentation segment product revenue. As of September 30, 2014 and December 31, 2013, the largest commercial receivable represented 17.5% and 12.8%, respectively, and the largest governmental receivable represented 14.2% and 3.9%, respectively, of the Company’s Test and Measurement Instrumentation segment accounts receivable.

As of September 30, 2014 and December 31, 2013, the Company had no allowance for doubtful trade accounts receivable.

4.             Inventories

Inventories consist of the following at:

(Dollars in thousands)	September 30, 2014	December 31, 2013

Finished goods	$284	$287
Work in process	231	188
Raw materials	336	267
Total	$851	$742

5.             Property, Plant and Equipment

Property, plant and equipment consist of the following at:

(Dollars in thousands)	September 30, 2014	December 31, 2013

Leasehold improvements	$33	$32
Computers and related software	1,278	1,281
Machinery and equipment	852	810
Office furniture and fixtures	119	125
	2,282	2,248
Less: Accumulated depreciation	2,145	2,102
	$137	$146

Depreciation expense was $65 thousand and $91 thousand for the nine months ended September 30, 2014 and the year ended December 31, 2013, respectively. In conjunction with the suspension of MTI Micro operations in late 2011, sales of certain surplus equipment on hand were made during 2013. This resulted in a net gain on sale of $13 thousand for the year ended December 31, 2013. As of December 31, 2013, all $13 thousand in sales proceeds have been received.

6.             Income Taxes

During the three months ended September 30, 2014, the Company’s effective income tax rate was 8.2%. The projected annual effective tax rate is less than the Federal statutory rate of 34%, primarily due to permanent differences, the change in the valuation allowance and changes to estimated taxable income for 2014.  For the three months ended September 30, 2013, the Company’s effective income tax rate was 43.6%.

During the nine months ended September 30, 2014, the Company’s effective income tax rate was 1.7%. The projected annual effective tax rate is less than the Federal statutory rate of 34%, primarily due to permanent differences, the change in the valuation allowance and changes to estimated taxable income for 2014.  For the nine months ended September 30, 2013, the Company’s effective income tax rate was 47.4%.

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

The Company has determined that it expects to generate sufficient levels of pre-tax earnings in the future to realize the net deferred tax assets recorded on the balance sheet at September 30, 2014. The Company has projected such pre-tax earnings utilizing a combination of historical and projected results, taking into consideration existing levels of permanent differences, non-deductible expense and the reversal of significant temporary differences. We project that our taxable income for the next three years is adequate to ensure the realizability of the $1.5 million of deferred tax assets recorded on our balance sheet at September 30, 2014. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowance on a quarterly basis.

The Company believes that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate, because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. The Company based the estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. The valuation allowance was $16.9 million at September 30, 2014 and $16.8 million at December 31, 2013. The Company will continue to evaluate the ability to realize its deferred tax assets and related valuation allowances on a quarterly basis.

7.             Stockholders’ Equity

Common Stock

The Company has one class of common stock, par value $.01.  Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders.  As of September 30, 2014 and December 31, 2013, there were 5,256,883 shares of common stock issued and outstanding.

Reservation of Shares

The Company had reserved common shares for future issuance as follows as of September 30, 2014:

Stock options outstanding	709,721
Common stock available for future equity awards or issuance of options	504,250
Number of common shares reserved	1,213,971

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

Not included in the computation of earnings per share, assuming dilution, for the three and nine months ended September 30, 2014, were options to purchase 709,721 shares of the Company’s common stock. These potentially dilutive items were excluded because the Company incurred a loss during the periods and their inclusion would be anti-dilutive.

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

As of January 1, 2014, the Company operates in one segment and therefore segment information is not presented.

(Dollars in thousands)	Test and Measurement Instrumentation	New Energy	Other	Reconciling Items	Condensed Consolidated Totals
Three Months Ended September 30, 2013
Product revenue	$2,311	$—	$—	$—	$2,311
Unfunded research and product development expenses	301	—	—	—	301
Selling, general and administrative expenses	572	25	283	—	880
Segment profit (loss) from operations before non-controlling interest	438	(33)	(146)	—	259
Segment profit (loss)	438	(34)	(258)	18	164
Total assets	2,191	38	2,405	—	4,634
Capital expenditures	2	—	24	—	26
Depreciation	21	—	1	—	22

(Dollars in thousands)	Test and Measurement Instrumentation	New Energy	Other	Reconciling Items	Condensed Consolidated Totals
Nine Months Ended September 30, 2013
Product revenue	$6,778	$—	$—	$—	$6,778
Unfunded research and product development expenses	948	—	—	—	948
Selling, general and administrative expenses	1,582	67	977	—	2,626
Segment profit (loss) from operations before non-controlling interest	1,191	(99)	(526)	—	566
Segment profit (loss)	1,191	(99)	(794)	52	350
Total assets	2,191	38	2,405	—	4,634
Capital expenditures	44	—	24	—	68
Depreciation	62	4	2	—	68

The following table presents the details of “Other” segment loss:

(Dollars in thousands)	Three Months Ended September 30,	Nine Months Ended September 30,
	2013	2013
Corporate and other (expenses) income:
Salaries and benefits	$(175)	$(442)
Depreciation	(1)	(2)
Income tax expense	(113)	(268)
Other income (expense), net	31	(82)
Total “Other” segment loss	$(258)	$(794)

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

Future minimum rental payments required under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2014 are (dollars in thousands): $67 remaining in 2014, $221 in 2015, $222 in 2016, $224 in 2017, $218 in 2018 and $204 thereafter.

Warranties

Product warranty liabilities are included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.  Below is a reconciliation of changes in product warranty liabilities:

(Dollars in thousands)	Nine Months Ended September 30,
	2014	2013
Balance, January 1	$17	$20
Accruals for warranties issued	14	22
Settlements made (in cash or in kind)	(7)	(12)
Balance, end of period	$24	$30

Employment Agreement

The Company has an employment agreement with one employee that provides certain payments upon termination of employment under certain circumstances, as defined in the agreement. As of September 30, 2014, the Company’s potential minimum obligation to this employee was approximately $68 thousand.

Contingencies:

Legal

We are subject to legal proceedings, claims and liabilities which arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.

10.          Line of Credit

On May 5, 2014, the Company entered into a new revolving line of credit with Bank of America, N.A. (the Bank) to replace MTI Instruments’ line of credit as discussed below. The Company may borrow under the line of credit from time to time up to $1 million to support its working capital needs. The line of credit is available until July 31, 2015 and may be renewed subject to all the terms and conditions as set forth in the Loan Agreement (the Loan). The Loan is payable no later than the expiration date of the Loan and interest is payable on the last day of each month beginning on May 30, 2014 and until payment has been made in full. The interest rate on funds borrowed under the line of credit is equal to the LIBOR Daily Floating Rate plus 2.75%. The Loan is secured by equipment and fixtures, inventory and receivables owned by the Company and guaranteed by MTI Instruments. The Company is required to hold a balance of $0 for 30 consecutive days during the period from May 5, 2014 through July 31, 2015, and each subsequent one-year period of the Loan, if any. Upon the occurrence of an event of default, the Bank may set off against our repayment obligations any amounts we maintain at the Bank. The Company is also subject to other restrictions as set forth in the Loan. As of September 30, 2014, there were no amounts outstanding under the line of credit.

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

11.          Stock Based Compensation

The Mechanical Technology, Incorporated 2014 Equity Incentive Plan (the 2014 Plan) was adopted by the Company’s Board of Directors on March 12, 2014 and approved by its stockholders on June 11, 2014. The 2014 Plan provides an initial aggregate number of 500,000 shares of common stock that may be awarded or issued. The number of shares that may be awarded under the 2014 Plan and awards outstanding may be subject to adjustment on account of any stock dividend, spin-off, stock split, reverse stock split, split-up, recapitalization, reclassification, reorganization, combination or exchange of shares, merger, consolidation, liquidation, business combination, exchange of shares or the like. Under the 2014 Plan, the Board appointed administrator of the 2014 Plan is authorized to issue stock options (incentive and nonqualified), stock appreciation rights, restricted stock, restricted stock units, phantom stock, performance awards and other stock-based awards to employees, officers and directors of, and other individuals providing bona fide services to or for, the Company or any affiliate of the Company. Incentive stock options may only be granted to employees of the Company and its subsidiaries. As of September 30, 2014, no awards have been issued under the 2014 Plan.

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

12.          Related Party Transactions

MTI Micro

On December 18, 2013, MTI Micro and the Company executed a Senior Demand Promissory Note (the Note) in the amount of $380 thousand to secure the intercompany amounts due to the Company from MTI Micro upon the deconsolidation of MTI Micro. Interest accrues on the Note at the Prime Rate in effect on the first business day of the month, as published in the Wall Street Journal. Interest began accruing on January 1, 2014. At the Company’s option, all or part of the principal and interest due on this Note may be converted to shares of common stock of MTI Micro at a rate of $0.07 per share. As of September 30, 2014 and December 31, 2013, the Company has recorded a full allowance against the Note. As a result of this allowance, any interest earned on this Note will be recorded when received on a cash basis. As of September 30, 2014 and December 31, 2013, $389 thousand and $380 thousand, respectively of principal and interest are available to convert into shares of common stock of MTI Micro.

On December 31, 2013, Dr. Robb exercised a portion of his outstanding MTI Micro warrants to purchase 357,143 shares of MTI Micro Common Stock at an exercise price of $0.07 per share.

As of September 30, 2014, the Company retained its ownership of approximately 47.5% of MTI Micro’s outstanding common stock, or 75,049,937 shares, and 54.0% of the common stock and warrants issued, which includes 31,904,136 warrants outstanding.

Consulting Services

During the year ended December 31, 2013, the Company paid $80 thousand to Loudon Advisors for Kevin Lynch’s services as the Acting Chief Executive Officer of the Company, through April 30, 2013.

13.          New Accounting Pronouncements

In August 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-15 (Presentation of Financial Statements – Going Concern) which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. This standard is effective for annual and interim reporting periods beginning on or after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. This standard allows for either a full retrospective or modified retrospective transition method. The Company does not expect this standard to have a material impact on its consolidated financial statements upon adoption.

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

In addition to historical information, the following discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements.  Important factors that could cause actual results to differ include those set forth in Part I Item 1A-Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013, as filed on March 6, 2014, our Quarterly Report for the period ended March 31, 2014, as filed on May 8, 2014, our Quarterly Report for the period ended June 30, 2014, as filed on August 7, 2014, and elsewhere in this Quarterly Report on Form 10-Q. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q. Please see “Statement Concerning Forward-Looking Statements” below.

Overview

MTI’s core business is conducted through MTI Instruments, Inc., a wholly-owned subsidiary and the sole component of the Company’s Test and Measurement Instrumentation segment. The Company also operated in a New Energy segment with business conducted through MTI MicroFuel Cells, Inc. (MTI Micro) until December 31, 2013 (date of MTI Micro deconsolidation). In August 2014, Dr. Robb changed MTI Micro’s name to MeOH Power, Inc. and MTI continues to retain our ownership in that entity as discussed below.  However, to keep prior and future filings consistent, MTI will continue to refer to this entity as MTI Micro in its reports.

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

Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2014 Compared to the Three and Nine Months Ended September 30, 2013.

Test and Measurement Instrumentation Segment

Product Revenue: Product revenue consists of revenue recognized from the Test and Measurement Instrumentation product lines.

Product revenue in our Test and Measurement Instrumentation segment for the three months ended September 30, 2014 decreased by $371 thousand, or 16.1%, to $1.9 million from $2.3 million during the three months ended September 30, 2013. This decrease in product revenue was attributable to reduced activity under the existing U.S. Air Force maintenance contract and lower capacitance sales to Asia. For the three months ended September 30, 2014, the largest commercial customer for the segment was an Asian customer, which accounted for $188 thousand, or 9.7%, of the third quarter 2014 revenue. In the third quarter of 2013, the largest commercial customer for the segment was an Asian customer, which accounted for $461 thousand, or 20.0%, of the third quarter 2013 revenue. The U.S. Air Force was the largest government customer for the three months ended September 30, 2014 and 2013, and accounted for $410 thousand, or 21.1%, of the third quarter 2014 revenue and $719 thousand, or 31.1%, of the third quarter 2013 revenue.

Product revenue in our Test and Measurement Instrumentation segment for the nine months ended September 30, 2014 decreased by $978 thousand, or 14.4%, to $5.8 million from $6.8 million for the same period in 2013. This decrease in product revenue was attributable to a decline in military and commercial aviation balancing system activity along with no semi-automated wafer metrology tool sales during 2014, compared to $364 thousand of such sales during the nine months ended September 30, 2013. These declines were partially offset by an increase in laser product sales. For the nine months ended September 30, 2014, the largest commercial customer for the segment was an Asian customer, which accounted for $728 thousand, or 12.6%, of the year-to-date revenue. During the nine months ended September 30, 2013, the largest commercial customer for the segment was an Asian customer, which accounted for $461 thousand, or 6.8%, of the year-to-date revenue. The U.S. Air Force was the largest government customer for the nine months ended September 30, 2014 and 2013, accounting for $1.3 million, or 22.1%, and $2.1 million, or 31.5%, respectively, of revenue for the nine month periods ended September 30, 2014 and 2013.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands)		Revenues for the Three Months Ended September 30,		Revenues for the Nine Months Ended September 30,		Contract Revenues to Date September 30,	Total Contract Orders Received to Date September 30,
Contract (1)	Expiration	2014	2013	2014	2013	2014	2014
Aviation Balancing Systems

$6.5 million U.S. Air Force Maintenance	09/27/2014 (2)	$215	$550	$443	$727	$4,714	$4,835
$4.1 million U.S. Air Force Systems	08/29/2015 (2)	$57	$57	$684	$399	$1,938	$2,793
$917 thousand U.S. Air Force Kit	09/30/2014 (3)	$—	$—	$—	$585	$769	$769

__________________

(1)	Contract values represent maximum potential values at time of contract placement and may not be representative of actual results.
(2)	Date represents expiration of contract, which includes the exercise of all four option extensions.
(3)	Date represents expiration of contract, which includes the exercise of two option extensions.

Cost of Product Revenue: Cost of product revenue includes the direct material and labor cost as well as an allocation of overhead costs that relate to the manufacturing of products we sell. In addition, cost of product revenue also includes the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations.

Cost of product revenue in our Test and Measurement Instrumentation segment for the three months ended September 30, 2014 decreased by $94 thousand, or 10.8%, to $781 thousand from $875 thousand during the three months ended September 30, 2013. This decrease is primarily a result of the decreased sales as discussed above under Product Revenue. Gross profit, as a percentage of product revenue, decreased to 59.8%, compared to 62.1% for the same period in 2013 due to the composition of the product sales mix, additional reserves for slow-moving inventory and competitive pricing strategies in Asia.

Cost of product revenue in our Test and Measurement Instrumentation segment for the nine months ended September 30, 2014 decreased by $295 thousand, or 11.1%, to $2.4 million from $2.7 million for the same period in 2013. This decrease is primarily a result of the decreased sales as discussed above under Product Revenue. Gross profit, as a percentage of product revenue, decreased to 59.4%, compared to 60.9% for the same period in 2013 due to the composition of the product sales mix, additional reserves for slow-moving inventory and competitive pricing strategies in Asia.

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

Unfunded research and product development expenses in our Test and Measurement Instrumentation segment for the three months ended September 30, 2014 increased by $8 thousand, or 2.5%, to $309 thousand from $301 thousand during the three months ended September 30, 2013. This increase was due to higher labor costs and additional material spending on current development projects.

Unfunded research and product development expenses in our Test and Measurement Instrumentation segment for the nine months ended September 30, 2014 increased by $93 thousand, or 9.8%, to $1.0 million from $948 thousand for the same period in 2013. This increase was due to higher labor costs and additional material spending on current development projects.

Selling, General and Administrative Expenses: Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses in our Test and Measurement Instrumentation segment for the three months ended September 30, 2014 increased by $13 thousand, or 2.3%, to $585 thousand from $572 thousand during the three months ended September 30, 2013. This increase is the result of additional staffing in the sales department and increased international travel.

Selling, general and administrative expenses in our Test and Measurement Instrumentation segment for the nine months ended September 30, 2014 increased by $112 thousand, or 7.0%, to $1.7 million from $1.6 million for the same period in 2013. This increase is the result of additional staffing in the sales department, increased international travel and higher promotional spending.

New Energy Segment

Selling, General and Administrative Expenses: Selling, general and administrative expenses in our New Energy segment for the three and nine months ended September 30, 2013 were $25 thousand and $67 thousand, respectively. As of December 31, 2013, the Company no longer reported the New Energy segment as a VIE and therefore there were no expenses related to this segment for 2014. Refer to the Condensed Consolidated Financial Statements Note 2 regarding the deconsolidation of the VIE.

MTI Parent – Corporate Entity

Selling, General and Administrative Expenses: Selling, general and administrative expenses incurred by the Corporate Entity for the three months ended September 30, 2014 increased by $31 thousand, or 11.3%, to $314 thousand from $283 thousand during the three months ended September 30, 2013. This increase is primarily the result of increased compensation benefits partially offset by an audit fees credit received during 2013 from our prior external independent auditors.

Selling, general and administrative expenses incurred by the Corporate Entity for the nine months ended September 30, 2014 increased by $34 thousand, or 3.5%, to $1.0 million from $978 thousand for the same period in 2013.  This increase is primarily the result of increased compensation benefits partially offset by consulting costs incurred during 2013 in connection with the termination of Peng K. Lim, the Company’s former Chief Executive Officer, in 2012.

Results of Consolidated Operations

Operating (Loss) Income: Operating loss for the three months ended September 30, 2014 was $49 thousand compared to operating income of $255 thousand during the comparable 2013 period. This change in operating income (loss) was a result of the factors noted above, primarily the decrease in product revenue coupled with the composition of the product sales mix, additional reserves for slow-moving inventory and competitive pricing strategies in Asia.

Operating loss for the nine months ended September 30, 2014 was $302 thousand compared to operating income of $553 thousand during the comparable 2013 period. The change in operating income (loss) was a result of the factors noted above, primarily the decrease in product revenue coupled with the composition of the product sales mix, additional reserves for slow-moving inventory and competitive pricing strategies in Asia.

Income Tax Expense: Income tax expense for the three months ended September 30, 2014 and 2013 was $4 and $113 thousand, respectively. Our income tax rate for the three months ended September 30, 2014 and 2013 was 8.2% and 43.6%, respectively.

Income tax expense for the nine months ended September 30, 2014 and 2013 was $5 and $268 thousand, respectively. Our income tax rate for the nine months ended September 30, 2014 and 2013 was 1.7% and 47.4%, respectively.

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

Net (Loss) Income Attributed to MTI: Net loss attributed to MTI for the three months ended September 30, 2014 was $53 thousand compared to net income attributed to MTI of $164 thousand during the comparable 2013 period. The $217 thousand decrease in net income is primarily attributable to the decrease in product revenue at MTI Instruments, which was partially offset by the decrease in income tax expense for the three months ended September 30, 2014, as compared to the same period in 2013.

Net loss attributed to MTI for the nine months ended September 30, 2014 was $307 thousand compared to net income attributed to MTI of $350 thousand during the comparable 2013 period. The $657 thousand decrease in net income is primarily attributable to the decrease in product revenue at MTI Instruments, which was partially offset by the decrease in income tax expense for the nine months ended September 30, 2014, as compared to the same period in 2013.

Management’s Plan, Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Nine Months Ended	Nine Months Ended	Year Ended
	September 30,	September 30,	December 31,
	2014	2013	2013
Cash	$910	$1,007	$1,211
Working capital	1,534	1,950	1,771
Net (loss) income attributed to MTI	(307)	350	3,654
Net cash (used in) provided by operating activities	(245)	773	1,017
Purchase of property, plant and equipment	(56)	(68)	(108)

The Company has historically incurred significant losses, until 2012 the majority stemming from the direct methanol fuel cell product development and commercialization programs of MTI Micro, and had a consolidated accumulated deficit of $118.8 million as of September 30, 2014. During the nine months ended September 30, 2014, the Company had a net loss attributed to MTI of $307 thousand, had cash used in operating activities totaling $245 thousand and had working capital of $1.5 million. Management believes that the Company currently has adequate resources to avoid cost cutting measures that could adversely affect the business. As of September 30, 2014, we had no debt, no capital expenditure commitments and approximately $910 thousand of cash available to fund our operations.

If production levels rise at MTI Instruments, additional capital equipment may be required in the foreseeable future. We expect to spend a total of approximately $75 thousand on capital equipment and $1.4 million in research and development on MTI Instruments’ products during 2014. We expect to finance any future expenditures and continue funding our operations from our current cash position and our projected 2014 cash flow pursuant to management’s current plan. We may also seek to supplement our resources through sales of stock or assets. Besides the Company’s line of credit, the Company has no other commitments for funding future needs of the organization at this time and such additional financing during 2014, if required, may not be available to us on acceptable terms or at all.

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

Line of Credit

On May 5, 2014, the Company entered into a new revolving line of credit with Bank of America, N.A. (the Bank) to replace MTI Instruments’ line of credit as discussed below. The Company may borrow under the line of credit from time to time up to $1 million to support its working capital needs. The line of credit is available until July 31, 2015 and may be renewed subject to all the terms and conditions as set forth in the Loan Agreement (the Loan). The Loan is payable no later than the expiration date of the Loan, currently July 31, 2015, and interest is payable on the last day of each month beginning on May 30, 2014 and until payment has been made in full. The interest rate on funds borrowed under the line of credit is equal to the LIBOR Daily Floating Rate plus 2.75%. The Loan is secured by equipment and fixtures, inventory and receivables owned by the Company and guaranteed by MTI Instruments. The Company is required to hold a balance of $0 for 30 consecutive days during the period from May 5, 2014 through July 31, 2015, and each subsequent one-year period of the Loan, if any. Upon the occurrence of an event of default, the Bank may set off against our repayment obligations any amounts we maintain at the Bank. The Company is also subject to other restrictions as set forth in the Loan. As of September 30, 2014, there were no amounts outstanding under the line of credit.

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

Backlog, Inventory and Accounts Receivable

At September 30, 2014, our order backlog was $1.4 million compared to $417 thousand at September 30, 2013 and $198 thousand at December 31, 2013. The increase in backlog from December 2013 was due to increased order activity under existing government contracts in the third quarter of 2014, which are scheduled to ship in the fourth quarter of 2014.

Our inventory turnover ratios and average accounts receivable days outstanding for the trailing twelve month periods and their changes at September 30, 2014 and 2013 are as follows:

	2014	2013	Change
Inventory turnover	3.6	3.6	—
Average accounts receivable days outstanding	42	41	1

The current twelve-month inventory turns remains the same as the prior twelve month period.

The average accounts receivable days’ outstanding increased 1 day in 2014 compared with 2013 due to a growth in direct sales to Asia, rather than through regional distributors.

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

  the expected impact of new accounting pronouncements;

  anticipated levels of future earnings and positive cash flow for 2014;

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
  risks related to the limitation of the use, for tax purposes, of our net historical operating losses in the event of certain ownership changes; and
  other factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2013 and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2014 and June 30, 2014.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of MTI’s disclosure controls and procedures as of September 30, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                Risk Factors

Part II, Item 1A (Risk Factors) of our most recently filed Annual Report on Form 10-K with the Securities and Exchange Commission (SEC), filed on March 6, 2014, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Except to the extent that information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters described in Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations – Statement Concerning Forward Looking Statements), there have been no material changes to our risk factors disclosed in our most recently filed Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q for the periods ended March 31, 2014 and June 30, 2014. However, those risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.

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

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text and including detailed tags: (i) Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013; (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2014 and 2013; (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2014 and 2013; and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mechanical Technology, Incorporated
Date: November 7, 2014	By:	/S/ Kevin G. Lynch
Kevin G. Lynch Chief Executive Officer
	By:	/S/ Frederick W. Jones
Frederick W. Jones Chief Financial Officer