Form 10-K
period 2014-12-31
MECHANICAL TECHNOLOGY INC
filed 2015-03-05
CIK 64463

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014
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

Large Accelerated Filer☐	Accelerated Filer☐	Non-Accelerated Filer (Do not check if a smaller reporting company) ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2014 (based on the last sale price of $1.28 per share for such stock reported on the over-the-counter market for that date) was $6,021,362.

As of February 26, 2015, the Registrant had 5,258,883 shares of common stock outstanding.

Documents incorporated by reference: Portions of the registrant’s Proxy Statement for its 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

1

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

Mechanical Technology, Incorporated, a New York corporation, was incorporated in 1961. The Company’s core business is conducted through MTI Instruments, Inc., a wholly-owned subsidiary incorporated in New York on March 8, 2000 and the sole component of the Company’s Test and Measurement Instrumentation segment. The Company’s operations are headquartered in Albany, New York where it designs, manufactures, and markets its products globally. The Company also operated in a New Energy segment with business conducted through MTI MicroFuel Cells, Inc. until December 31, 2013 (date of MTI Micro deconsolidation). In August 2014, its management changed MTI Micro’s name to MeOH Power, Inc. MTI continues to retain our equity ownership in that entity as discussed below. However, to keep prior and future filings consistent, MTI will continue to refer to this entity as MTI Micro in its reports.

MTI Instruments is a supplier of precision linear displacement solutions, vibration measurement and system balancing solutions, and wafer inspection tools. These tools and solutions are developed for markets that require the precise measurements and control of products processes for the development and implementation of automated manufacturing, assembly, and consistent operation of complex machinery.

As part of its strategy, MTI Instruments provides its customers with enabling sensors and sensing technologies that help advance manufacturing processes and new product development efforts. The demand for higher quality and lower cost products ranging from semiconductor chips to electronics and large items such as automobiles continues to drive Original Equipment Manufacturers (OEMs) and their suppliers to invest in technology and the capability to rapidly produce high quality products. Industry has moved towards flexible manufacturing doctrines around mass customization and production incorporating lean principles to reduce labor and waste, while increasing quality. Modern manufacturing advances at a very rapid pace with the help of automation controls and precision sensing technologies for operating equipment, processes in factories, and other applications with minimal or reduced human intervention. OEMs find that using automation helps them not only improve on quality, but also can save labor, energy and materials while significantly improving accuracy and precision. In some industries like semiconductors, fabrication facilities are fully automated and are aided by humans on a low frequency basis.

Using a combination of integrated smart robotics, manufacturing lines, and a myriad of sensors that measure ongoing equipment performance, monitoring and drive controls have resulted in significant advancements in productivity and quality in manufacturing. There is no question that the world is moving from classic manufacturing and assembly towards automation and measurement.

MTI Instruments has decades of experience in working with OEMs and their subcontractors in the supply of sensor technology to complement OEMs’ manufacturing processes, and now in their development of new automation controls and processes by providing sensors and sensing technologies. The Company has taken steps to move towards a market-based approach by examining and targeting specific segments including the industrial and consumer electronics, automotive and other precision automated manufacturing industries, turbo machinery and research for both product and process development segments that lead to the key markets served.

This same approach is driving the demand for engine vibration measurement and balancing. Ongoing efforts to improve engine performance and lower fuel consumption drive both military and commercial axial turbo-machinery operators to maintain their equipment at peak performance.

These market drivers are also providing opportunity and demand for MTI to enhance current and develop new products and technologies. This has become a central theme in our supporting a larger, more complex customer base. Our efforts to become more capable and competitive in operations and quality are being met by our well defined approach to lean manufacturing principles and the achievement of International Organization for Standardization (ISO) ISO 9001:2008 certification in 2014.

Precision Automated Manufacturing

As demand increases for higher quality, lower cost, and more efficient products, there is a world-wide need for OEMs to drive continuous improvement efforts through use of the most innovative manufacturing and assembly techniques in products and processes.  Due to the level of precision required, these products or processes are managed through automated systems (Piezo positioners, robots, quality in measurement, etc.) and require precise measurement, data transmission, analysis and management.

MTI Instruments provides advanced, ultra precision linear displacement solutions that help customers achieve higher levels of efficiency through precision measurement systems that enable valuable data collection and allow process and quality control. We customize linear displacement solutions for OEMs that can be incorporated into a tool or equipment manufactured by a company to monitor performance and/or achieve control (“in product application”) or into a process to control the manufacture of parts or measure critical parameters of parts as they enter or leave a process (“in process applications”).

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

Listed below are selected MTI Instruments’ Automated Manufacturing product offerings and technologies:

	Product Model	Description
	Accumeasure Series	Ultra-high precision capacitive systems offering nanometer accuracy.
	Microtrak 3	Single spot laser sensor equipped with the latest complementary metal oxide semiconductor (CMOS) sensor technology with higher sensitivity than previous generation.
	Microtrak PRO-2D	2D laser triangulation scanners that provide profile, displacement, and 3D images.
	MTI-2100 Fotonic Sensor Series	Fiber-optic based displacement sensor systems with high frequency response.
NEW	Accumeasure D Series	Ultra-high precision digital capacitive systems offering sub-nanometer accuracy.
NEW	Microtrak TGS	Intuitive laser thickness systems using two single spot laser heads with digital linearization providing superb linearity.

Axial Turbo Machinery

Turbo machines are categorized according to the type of flow. When the fuel and air flow is parallel to the axis of rotation, they are referred to as axial flow machines. MTI Instruments is a leader in the development and commercialization of vibration measurement and system balancing for axial type engines – typically medium and large turbo fan aircraft engines – for both military and commercial applications. In addition, we are exploring possibilities for expansion of its product offerings for a variety of applications within this market segment.

MTI Instruments designs and manufactures computer-based portable balancing systems (PBS) products which automatically collect and record engine vibration data, identifying vibration or balance trouble, and calculating a solution to the problem. These products are designed to quickly pinpoint engine vibration issues for improved fuel efficiency, lower maintenance cost and safety.

PBS products are used by major aircraft engine manufacturers, the U.S. and foreign militaries, and commercial airlines, as well as gas turbine manufacturers.

Listed below are selected MTI Instruments’ Turbo Machinery product offerings and technologies:

Product Model	Description
PBS-4100+ Portable Balancing System	Provides easy to follow solutions for engine vibration and trim balancing problems.
PBS-4100R+ Test Cell Vibration Analysis & Trim Balancing System	Advanced trim balancing and diagnostics for engine test cells.
TSC-4800A Tachometer Signal Conditioner	Tachometer signal conditioner detects and conditions signals for monitoring, measuring, and indicating engine speeds.
1510A Calibrator	National Institute of Standards and Technology (NIST) traceable signal generator that outputs voltage signals useful to test and calibrate electronic equipment.

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

Listed below are MTI Instruments’ Industrial and Academic Research and Development product offerings and technologies:

Product Model	Description
Accumeasure Digital Series	Ultra-high precision digital capacitive systems offering sub-nanometer accuracy.
Accumeasure Analog Series	Ultra-high precision capacitive displacement systems offering nanometer accuracy.
Semtester Tensile Stages	Tensile testers specifically designed for use inside SEM (scanning electron microscopes) and light microscopes.
Proforma 300i	Manual, non-contact measurement of semiconductor wafer thickness, TTV and bow.
PV 1000	Manual tool for measuring thickness and bow of solar wafers.
MTI-2100 Fotonic Sensor Series	Fiber-optic based displacement sensor systems with high frequency response.

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

Product Development

MTI Instruments continuously conducts research to develop new and advance existing technologies in support of its business strategy. Along with innovation as a key hallmark to its efforts, we carefully consider a number of factors including customer needs, product or technology uniqueness, market trends, costs, the competitive landscape, and creative marketing and communications plans in developing our products. We take a customer-centered approach in order to find new ways to solve customer needs, engage with customers directly, and create a loyal customer base while offering a more compelling value proposition.

In 2014, MTI Instruments continued the commercialization efforts of its new, state-of-the-art, family of products – the Accumeasure D series. Using more than 30 years of linear displacement experience, our engineers and scientists worked hand in hand to combine capacitance principles with modern enabling digital technology – the result, an ultra precise linear displacement capacitance system with a true digital output, and a range of sensing probes to accommodate a large range of customer applications. This series of products also offers a range of unique features that allow customers the ability to quickly and easily set them up in production, thereby minimizing downtime.

Following the 2013 launch of our Microtrak 3 family of single spot laser sensors equipped with the latest CMOS technology, we strengthened our development efforts and, as a result, plan to launch the next generation Microtrak 3 plus system in early 2015 which, like the Accumeasure D series of products, emphasizes its digital capabilities and features. The new Microtrak 3 plus system has a sampling rate to 40 kilo-samples per second, providing 16bit output at full sample rate bandwidth via a USB connection – covering the majority of application in selected target markets. The last few years of product development for our optical based laser systems has proven successful – today, this series of new products have been adopted and used by some of the largest consumer electronic assembly operations in Asia.

In 2014, we also launched our brand new Microtrak LTS product, which uses all of the advancements of the Microtrak series and packages it in a convenient and easy to use system providing accurate and reliable non-contact thickness linear displacement measurements for in process applications. Additionally, we continue to invest in the development of a thread checking system as a product extension of our Accumeasure D series of products.

With investments in research and product development, we seek to achieve a competitive position by continuously advancing our technology, producing new state-of-the-art precision measurement equipment, expanding our worldwide distribution, and providing intimate customer support. Management believes that MTI Instruments’ success depends to a large extent on identifying market requirements, innovation, and utilizing our technological expertise to develop and implement new products.

Product Manufacturing & Operations

We conduct research, product development and innovation, and manufacture our products, in the United States (U.S.). We manufacture our products in the U.S. While many of our competitors have reached out and moved manufacturing operations overseas, MTI has remained a U.S. based manufacturing company. Products are conceived, developed, tested, and shipped out from our headquarters in Albany, New York.

Management believes that there are inherent advantages in keeping manufacturing in the U.S. including attenuating the risk of inadvertent technology transfer, the ability to control manufacturing quality, and a much more effective customer management and satisfaction process. We have long-term vendor relationships and believe that most raw materials used in our products are readily available from a variety of vendors.

To prepare for future growth, we have also made strides in bringing a more flexible approach to manufacturing. While cross-training in different functional areas, management has also implemented lean principles on the manufacturing floor to increase capacity, productivity and throughput, eliminate waste, and quickly adapt to larger customers demands while continuing to keep inventory levels under control. As production volumes increase, MTI now has additional capabilities in its existing, flexible manufacturing space. In 2014, MTI was able to increase its production of single point lasers more than tenfold to meet the demands of a large Asian customer with existing resources, proving its ability to effectively increase product throughput.

On April 7, 2014, the Company received ISO certification 9001:2008. The certification was authorized by TÜVRheinland®, an independent agency. To obtain certification, we underwent a rigorous five step process including preparation, documentation, implementation, internal audit, and final certification. The ISO 9001:2008 certification confirms our commitment to an effective management system and continuous improvement, a practice management believes is important for continuous growth.

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

Significant Customers

MTI Instruments’ largest customer is the U.S. Air Force. We also have strong relationships with companies in the electronics, aircraft, aerospace, automotive, semiconductor and research industries. The U.S. Air Force accounted for 27.9% and 27.2%, respectively, of total product revenues during 2014 and 2013. The largest commercial customer in 2014 was an Asian customer, who accounted for 8.3% of total product revenue in 2014. The largest commercial customer in 2013 was an Asian customer, who accounted for 6.8% of total product revenue in 2013.

Competition

We compete with several companies, substantially all of which are larger than MTI Instruments.

In the precision automated manufacturing market, MTI Instruments faces competition from companies including Keyence, Micro Epsilon, Schmitt Industries, Capacitec, and Lion Precision Instruments.

In axial turbo machinery, MTI Instruments competes with companies including ACES Systems and Meggitt Sensing Systems.

In R&D, competition includes companies in precision linear displacement, including Gatan, Deben, and E+H (Eichhorn+Hausmann) GmbH.

The primary competitive considerations in MTI Instruments’ markets are product quality, performance, price, timely delivery, and the ability to identify, pursue and obtain new customers. MTI Instruments believes that its employees, product development skills, sales and marketing systems and reputation are competitive advantages.

Research and Development

MTI Instruments conducts research and develops technology to support its existing products and develop new products. MTI incurred research and development costs of approximately $1.3 million in each of the years ended December 31, 2014 and 2013, which is exclusively related to MTI Instruments. We expect to continue to invest in research and development in the future at MTI Instruments as part of our growth strategy.

Employees

As of December 31, 2014, we had 35 employees including 30 full-time employees.

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
  projected taxable income and the ability to use deferred tax assets;
  the expected impact of new accounting pronouncements;
  anticipated levels of future earnings and continued positive cash flow;
  the expectation that cost-cutting measures will be avoided;
  future capital expenditures and spending on research and development;
  needing to purchase equipment; and
  expected funding of future cash expenditures.

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
  the dependence of our business on a small number of customers and potential loss of government contracts - particularly in light of potential cuts that may be imposed as a result of U.S. government budget appropriations;
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

In order to sustain profitability and improve liquidity, we must successfully achieve all or some combination of the following initiatives: increasing sales, developing new products, controlling operating expenses, managing our cash flows, improving operational efficiency and estimating and projecting accurately our liquidity and capital resources. In Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management’s Plan, Liquidity and Capital Resources in this Annual Report on Form 10-K, we made estimates regarding our cash flow, results of operations and ability to access our existing line of credit for the year ending December 31, 2015. If our cash flow, results of operations or ability to borrow under our line of credit are less favorable than we have estimated, we may not be able to make all of our planned operating or capital expenditures or fully execute all of our other plans. Our financial success depends in part on management’s ability to execute our growth strategy. We expect that we will depend primarily on cash generated by our operations for funds to pay our expenses and any amounts due under our credit facility and any other indebtedness we may incur. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flows from operations in the future and our currently anticipated growth in revenues and cash flows may not be realized, either or both of which could result in our being unable to repay indebtedness or to fund other liquidity needs. If we do not have enough money, we may be required to sell assets or borrow money, in each case on terms that may not be acceptable to us. In addition, the terms of existing or future debt agreements, including our existing line of credit, may restrict us from adopting any of these alternatives. Further, any significant levels of indebtedness in the future could place us at a competitive disadvantage compared to our competitors that may have access to additional resources or proportionately less debt and could make us more vulnerable to economic downturns and adverse developments in our business. Any future loss incurred by the Company could have a material adverse effect on our business and our ability to generate the cash needed to operate our business. Even though we achieved profitability during 2013 and 2014, we may be unable to sustain or increase our profitability in the future. Failure to continue to implement these initiatives successfully, or the failure of such initiatives to result in improved profitability, could have a material adverse effect on our business plans, liquidity, results of operations and financial condition and may result in a downsize to the business.

We currently derive all of our product revenue from our MTI Instruments business.

All of our revenue is currently derived from our MTI Instruments business. We do not have a broad portfolio of other products we could rely on to support operations if we were to experience a substantial slowdown in our MTI Instruments business, which is subject to a number of risks, including:

  dependence on a limited number of customers;
  a continued slow down or cancellation of sales to the military as a result of a potential redeployment, or sequestration, of governmental funding;
  our ability to maintain, improve, or expand its channels of distribution;
  the potential failure to expand or maintain the business as a result of competition, a lack of brand awareness, or market saturation; and
  an inability to launch new products as a result of intense competition, uncertainty of new technology development, or limited or unavailable resources to fund development.

In addition, revenues from the sale of MTI Instruments’ products can vary significantly from one period to the next. We may sell a significant amount of our products to one or a few customers for various short term projects in one period, and then have markedly decreased sales in following periods as these projects end or customers have the products they require for the foreseeable future. The fact that we sell a significant amount of our products to a limited number of customers also results in a customer concentration risk. The loss of any significant portion of such customers or a material adverse change in the financial condition of any one of these customers could have a material adverse effect on our revenues, our business and our ability to generate the cash needed to operate our business.

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

In addition to the variability resulting from the short-term nature of our customers’ commitments, other factors contribute to significant periodic fluctuations in our results of operations. These factors include:

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

We transact our business in U.S. dollars and bill and collect our sales in U.S. dollars. In 2014, approximately 35.6% of our revenue was from customers outside of the United States. A weakening of the dollar could cause our overseas vendors to require renegotiation of either the prices or currency we pay for their goods and services. Similarly, a strengthening of the dollar could cause our products to be more expensive for our international customers, which could impact price and margins and/or cause the demand for our products, and thus our revenue, to decline.

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

A corporation generally undergoes an “ownership change” when the ownership of its stock, by value, changes by more than 50 percentage points over any three-year testing period. In the event of an ownership change, Section 382 of the Internal Revenue Code of 1986 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change net operating loss (NOL) carryforwards and certain recognized built-in losses.

We estimate that as of December 31, 2014, the Company and MTI Instruments have NOL carryforwards of approximately $51.2 million. Our ability to utilize the MTI NOL carryforwards, including any future NOL carryforwards that may arise, may be limited by Section 382 if we undergo any further “ownership changes” as a result of subsequent changes in the ownership of our outstanding common stock pursuant to the exercise of MTI options outstanding, additional financings obtained, or otherwise.

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2: Properties

We lease approximately 17,400 square feet of office, manufacturing and research and development space at 325 Washington Avenue Extension, Albany, NY 12205. The current lease agreement expires on November 30, 2019. We believe our facilities are generally well maintained and adequate for our current needs and for expansion, if required.

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

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)

Market Information

Our common stock is quoted on the OTC Markets Group quotation system (OTCQB: MKTY) on the OTCQB venture stage marketplace for early stage and developing U.S. and international companies. We are current in our reporting and undergo an annual verification and management certification process.  Investors can find Real-Time quotes and market information for the Company on www.otcmarkets.com.  The following table sets forth the high and low bid information for our common stock as reported on the OTC Market Group quotation system for the periods indicated:

	High	Low
Fiscal Year Ended December 31, 2014
First Quarter	$1.83	$.88
Second Quarter	1.66	1.01
Third Quarter	1.38	.90
Fourth Quarter	1.18	.64

Fiscal Year Ended December 31, 2013
First Quarter	$.39	$.11
Second Quarter	.70	.22
Third Quarter	1.65	.49
Fourth Quarter	1.08	.75

Holders

We have one class of common stock, par value $.01, and are authorized to issue 75,000,000 shares of common stock. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders.  As of December 31, 2014, there were 5,258,883 shares of common stock issued and outstanding. As of February 18, 2015, there were approximately 216 shareholders of record of the Company’s common stock. The number of shareholders of record does not reflect the number of persons whose shares are held in nominee or “street” name accounts through brokers.

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

Overview

MTI’s core business is conducted through MTI Instruments, Inc., a wholly-owned subsidiary and the sole component of the Company’s Test and Measurement Instrumentation segment. The Company also operated in a New Energy segment with business conducted through MTI MicroFuel Cells, Inc. until December 31, 2013 (date of MTI Micro deconsolidation). In August 2014, its management changed MTI Micro’s name to MeOH Power, Inc. MTI continues to retain our equity ownership in that entity as discussed below. However, to keep prior and future filings consistent, MTI will continue to refer to this entity as MTI Micro in its reports.

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

New Energy Segment – MTI Micro had been developing an off-the-grid power solution for various portable electronic devices. Its patented proprietary direct methanol fuel cell technology platform converts methanol fuel to usable electricity capable of providing continuous power, as long as necessary fuel flows are maintained. We are no longer active in this segment as of December 31, 2013.

Recent Developments

On April 7, 2014, MTI Instruments received International Organization for Standardization (ISO) ISO 9001:2008 certification, an internationally recognized standard issued to organizations with a quality management system. The certification was authorized by TÜVRheinland®, a premier global provider of independent testing and certification services with 15 locations throughout North America. ISO certification, in many cases, is a pre-requisite for vendors to establish relationships with large OEMs – an important set of customers for MTI Instruments.

The Mechanical Technology, Incorporated 2014 Equity Incentive Plan (the 2014 Plan) was adopted by the Company’s Board of Directors on March 12, 2014 and approved by its stockholders on June 11, 2014. The 2014 Plan provides an initial aggregate number of 500,000 shares of common stock that may be awarded or issued. The number of shares that may be awarded under the 2014 Plan and awards outstanding may be subject to adjustment on account of any stock dividend, spin-off, stock split, reverse stock split, split-up, recapitalization, reclassification, reorganization, combination or exchange of shares, merger, consolidation, liquidation, business combination, exchange of shares or the like. Under the 2014 Plan, the Board-appointed administrator of the 2014 Plan is authorized to issue stock options (incentive and nonqualified), stock appreciation rights, restricted stock, restricted stock units, phantom stock, performance awards and other stock-based awards to employees, officers and directors of, and other individuals providing bona fide services to or for, the Company or any affiliate of the Company. Incentive stock options may only be granted to employees of the Company and its subsidiaries. As of December 31, 2014, 102,000 option awards have been issued under the 2014 Plan.

Results of Operations

Results of Operations for the Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013.

Test and Measurement Instrumentation Segment

Product Revenue: Product revenue consists of revenue recognized from the Test and Measurement Instrumentation product lines.

Product revenue in our Test and Measurement Instrumentation segment for the year ended December 31, 2014 increased by $429 thousand, or 5.1%, to $8.8 million in 2014 from $8.4 million in 2013. This increase in product revenue was attributable to an increase in both instruments for automated manufacturing and engine vibration and balancing system activity under government contracts as noted below. For the year ended December 31, 2014, the largest commercial customer for the segment was an Asian customer, which accounted for 8.3% of annual product revenue. In 2013, the largest commercial customer for the segment was an Asian customer, which accounted for 6.8% of annual product revenue. The U.S. Air Force was the largest government customer for the years ended December 31, 2014 and 2013, and accounted for 27.9% and 27.2%, respectively of annual product revenue.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands)			Revenues for the Year Ended			Contract Revenues to Date Date	Total Contract Orders Received To Date
			December 31,			December 31,	December 31,
Contract(1)	Expiration		2014		2013	2014	2014

$6.5 million U.S. Air Force Maintenance	09/27/2014	(2)		$731	$863	$5,001	$5,001
$4.1 million U.S. Air Force Systems	08/29/2015	(2)		$1,539	$399	$2,793	$2,793
$917 thousand U.S. Air Force Kit	09/30/2014	(2)	$	__	$585	$769	$769

____________________

(1)	Contract values represent maximum potential values at time of contract placement and may not be representative of actual results.
(2)	Date represents expiration of contract, including the exercise of option extensions.

Cost of Product Revenue: Cost of product revenue includes the direct material and labor cost as well as an allocation of overhead costs that relate to the manufacturing of products we sell. In addition, cost of product revenue also includes the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations.

Cost of product revenue in our Test and Measurement Instrumentation segment for the year ended December 31, 2014 increased by $30 thousand, or 0.9%, remaining at $3.3 million in both 2014 and 2013. This increase was primarily as a result of the increased sales as discussed above under Product Revenue, partially offset by lower product material costs and improved inventory management. Gross profit, as a percentage of product revenue, increased to 62.6% in 2014 compared to 61.0% in 2013 due to the composition of the product sales mix and lower product material costs.

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

Unfunded research and product development expenses in our Test and Measurement Instrumentation segment for the year ended December 31, 2014 increased by $26 thousand, or 2.0%, remaining at $1.3 million in both 2014 and 2013. This increase was due to higher labor costs.

Selling, General and Administrative Expenses: Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses in our Test and Measurement Instrumentation segment for the year ended December 31, 2014 increased by $213 thousand, or 10.4%, to $2.3 million in 2014 from $2.1 million in 2013. This increase is the result of additional staffing in the sales department, increased international travel and higher promotional spending.

New Energy Segment

Selling, General and Administrative Expenses: Selling, general and administrative expenses in our New Energy segment for the year ended December 31, 2013 were $89 thousand. As of December 31, 2013, the Company no longer reported the New Energy segment as a VIE and therefore there were no expenses related to this segment in 2014. Refer to the Consolidated Financial Statements Note 2 regarding the deconsolidation of the VIE.

MTI Parent – Corporate Entity

Selling, General and Administrative Expenses: Selling, general and administrative expenses incurred by the Corporate Entity for the year ended December 31, 2014 increased by $45 thousand, or 3.6%, remaining at $1.3 million in both 2014 and 2013. This increase is primarily the result of increased compensation benefits partially offset by consulting costs incurred during 2013 in connection with the termination of the Company’s former Chief Executive Officer, in 2012, for which there was no corresponding expense in 2014.

Results of Consolidated Operations

Operating Income: Operating income for the year ended December 31, 2014 was $565 thousand compared to $361 thousand in 2013. The change in operating income was a result of the factors noted above, primarily the increase in product revenue and the composition of the product sales mix.

Gain on Variable Interest Entity Deconsolidation: Gain on variable interest entity deconsolidation was $3.6 million for the year ended December 31, 2013. As of December 31, 2013, the Company no longer reported MTI Micro as a VIE and the removal of the associated non-controlling interest from MTI’s consolidated equity triggered this one-time gain. Refer to the Consolidated Financial Statements Note 2 regarding the deconsolidation of the VIE.

Other Income (Expense): Other income for the year ended December 31, 2014 was $135 thousand compared to other expense of $366 thousand in 2013.  The increase in other income of $501 thousand primarily relates to the $380 thousand allowance recorded on a related party note receivable with MTI Micro in 2013 and a $122 thousand reduction of the allowance during 2014 for funds received in 2014 and early 2015 related to New York State tax refunds.

Income Tax Benefit (Expense): Income tax benefit for the year ended December 31, 2014 was $40 thousand and income tax expense for the year ended December 31, 2013 was $35 thousand. Our income tax rate for the years ended December 31, 2014 and 2013 was (6)% and 1%, respectively. The year ended December 31, 2014 income tax benefit consists primarily of a $210 thousand New York State tax refund and $165 thousand in tax expense related to the utilization of our deferred tax assets. The year ended December 31, 2013 income tax expense consists of minimal state tax expense of under $1 thousand and $35 thousand in deferred tax expense related to the utilization of our deferred tax assets and an increase in the valuation allowance.

Net Loss Attributed to Non-Controlling Interests (of MTI Micro): The net loss attributed to non-controlling interests for the year ended December 31, 2013 was $75 thousand. As of December 31, 2013, the Company no longer reported the New Energy segment as a VIE. Refer to the Condensed Consolidated Financial Statements Note 2 regarding the deconsolidation of the VIE.

Net Income: Net income for the year ended December 31, 2014 was $740 thousand compared to net income of $3.7 million for the same period in 2013. The decrease in net income of $3.0 million for the year ended December 31, 2014 as compared to the same period in 2013 is primarily attributable to the $3.6 million gain on variable interest entity deconsolidation in 2013.

Management’s Plan, Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Years Ended December 31,
	2014	2013
Cash	$1,923	$1,211
Working capital	2,763	1,771
Net income attributed to MTI	740	3,654
Net cash provided by operating activities	686	1,017
Purchase of property, plant and equipment	(77)	(108)

The Company has historically incurred significant losses, until 2012 the majority stemming from the direct methanol fuel cell product development and commercialization programs of MTI Micro, and had a consolidated accumulated deficit of $117.8 million as of December 31, 2014. During the year ended December 31, 2014, the Company generated net income attributed to MTI of $740 thousand, had cash provided by operating activities totaling $686 thousand and had working capital of $2.8 million at December 31, 2014. Management believes that the Company currently has adequate resources to avoid cost cutting measures that could adversely affect the business. As of December 31, 2014, we had no debt, $5 thousand in outstanding commitments for capital expenditures and approximately $1.9 million of cash available to fund our operations.

If production levels rise at MTI Instruments, additional capital equipment may be required in the foreseeable future. We expect to spend approximately $400 thousand on capital equipment and $1.5 million in research and development on MTI Instruments’ products during 2015. We expect to finance any future expenditures and continue funding our operations from our current cash position and our projected 2015 cash flow pursuant to management’s current plan. We may also seek to supplement our resources through sales of stock or assets. Besides the Company’s line of credit, the Company has no other commitments for funding future needs of the organization at this time and such additional financing during 2015, if required, may not be available to us on acceptable terms or at all.

While it cannot be assured, management believes that, due in part to our current working capital level, recent replacements in sales staff, improved inventory management and stabilized spending, the Company should continue the positive cash flows that it experienced during 2014 and 2013 to fund the Company’s active operations for the foreseeable future. However, if revenue estimates are delayed or missed, the Company may need to implement additional steps to ensure liquidity including, but not limited to, the deferral of planned capital spending and/or delaying existing or pending product development initiatives. Such steps, if required, could potentially have a material and adverse effect on our business, results of operations and financial condition.

Line of Credit

On May 5, 2014, the Company entered into a new revolving line of credit with Bank of America, N.A. (the Bank) to replace MTI Instruments’ line of credit as discussed below. The Company may borrow under the line of credit from time to time up to $1 million to support its working capital needs. The line of credit is available until July 31, 2015 and may be renewed subject to all the terms and conditions as set forth in the Loan Agreement (the Loan). The Loan is payable no later than the expiration date of the Loan, currently July 31, 2015, and interest is payable on the last day of each month beginning on May 30, 2014 and until payment has been made in full. The interest rate on funds borrowed under the line of credit is equal to the LIBOR Daily Floating Rate plus 2.75%. The Loan is secured by equipment and fixtures, inventory and receivables owned by the Company and guaranteed by MTI Instruments. The Company is required to hold a balance of $0 for 30 consecutive days during the period from May 5, 2014 through July 31, 2015, and each subsequent one-year period of the Loan, if any. Upon the occurrence of an event of default, the Bank may set off against our repayment obligations any amounts we maintain at the Bank. The Company is also subject to other restrictions as set forth in the Loan. As of December 31, 2014, there were no amounts outstanding under the line of credit.

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

Backlog, Inventory and Accounts Receivable

At December 31, 2014, the Company’s order backlog was $665 thousand, compared to $198 thousand at December 31, 2013. The increase in backlog was due to additional capacitance and fiber-optic products, along with a wafer metrology tool, in process at the end of the year.

Our inventory turnover ratios and average accounts receivable days outstanding for the years ended December 31, 2014 and 2013 and their changes are as follows:

	Years Ended December 31,
	2014	2013	Change
Inventory turnover	3.9	3.8	0.1
Average accounts receivable days outstanding	39	42	(3)

The improvement in inventory turns is due to a 7% decrease in average inventory balances on 5% higher sales during the comparable periods.

The average accounts receivable days’ outstanding decreased three days in 2014 compared with 2013 due to the increase in sales to the U.S. Government, which pays within 30 days.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

The prior discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 2 of the Consolidated Financial Statements included in this Annual Report on Form 10-K includes a summary of our most significant accounting policies. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, income taxes and share-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Periodically, our management reviews our critical accounting estimates with the Audit Committee of our Board of Directors.

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

Inventory. Inventory is valued at the lower of cost or the current estimated market value of the inventory. We periodically review inventory quantities on hand and record a provision for excess or obsolete inventory based primarily on our estimated forecast of product demand, as well as based on historical usage. Demand and usage for products and materials can fluctuate significantly. A significant decrease in demand for our products could result in a short-term increase in the cost of inventory purchases and an increase of excess inventory quantities on hand. Therefore, although we make every effort to assure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and our reported operating results. If changes in market conditions result in reductions in the estimated net realizable value of our inventory below our previous estimate, we would increase our reserve in the period in which we made such a determination and record a charge to cost of product revenue.

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

For purposes of estimating the fair value of stock options granted during the twelve months ended December 31, 2014 using the Black-Scholes model, we used the historical volatility of our stock for the expected volatility assumption input to the Black-Scholes model, consistent with the accounting guidance. The risk-free interest rate is based on the risk-free zero-coupon rate for a period consistent with the expected option term at the time of grant. We do not currently pay nor do we anticipate paying dividends, but we are required to assume a dividend yield as an input to the Black-Scholes model. As such, we use a zero dividend rate. The expected option term is calculated as an average time to forfeiture for all grants.

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

Item 9A: Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of MTI’s disclosure controls and procedures as of December 31, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the valuation of our disclosure controls and procedures as of December 31, 2014, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control—Integrated Framework (1992 version) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using the criteria set forth in Internal Control—Integrated Framework, Management has concluded that our internal control over financial reporting was effective as of December 31, 2014.

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

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended December 31, 2014 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

The remaining information required by this Item 10 is incorporated herein by reference to the information appearing under the captions “Information about our Directors,” “Executive Officers,” “Board of Director Meetings and Committees – Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2015.

Item 11: Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the information appearing under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2015.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

As of December 31, 2014, we have five equity compensation plans, each of which was originally approved by our stockholders; the Mechanical Technology, Incorporated 1996 Stock Incentive Plan (the 1996 Plan), 1999 Employee Stock Incentive Plan (the 1999 Plan), 2006 Equity Incentive Plan (the 2006 Plan), the Mechanical Technology Incorporated 2012 Equity Incentive Plan (the 2012 Plan) and the Mechanical Technology Incorporated 2014 Equity Incentive Plan (the 2014 Plan). The 2006 Plan was amended and restated and approved by our Board of Directors in 2011 and 2009. We refer collectively to these as the Plans. See Note 12 of our Consolidated Financial Statements in this Annual Report on Form 10-K for a description of these Plans.

The following table presents information regarding these plans as of December 31, 2014:

Number of Securities Remaining
Available for Future Issuance
	Number of Securities To Be		Under
	Issued Upon Exercise of	Weighted Average Exercise	Equity Compensation Plans
	Outstanding	Price of Outstanding	(excluding securities reflected in
	Options, Warrants, Rights(1)	Options, Warrants, Rights	column (a)) (2)
Plan Category	(a)	(b)	(c)
Equity compensation plans
approved by security holders	693,439	$0.72	406,500

Equity compensation plans
not approved by security holders(3)	109,469	0.74	-0-

 ____________________

(1)

Under the 1996, 1999, 2006, 2012 and 2014 Plans, the securities available under the Plans for issuance and issuable pursuant to exercises of outstanding options may be adjusted in the event of a change in outstanding stock by reason of stock dividend, stock splits, reverse stock splits, etc.

(2)	The 2012 and 2014 Plans are the only plans under which future awards can currently be made.
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

The remaining information required by this Item 12 is incorporated herein by reference to information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our definitive Proxy Statement for our 2015 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2015.

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the information appearing under the captions “Certain Relationships and Related Transactions” and “Information about our Directors” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2015.

Item 14: Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the information appearing under the caption “Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2015 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2015.

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

10.3

Form of Restricted Stock Agreement for the 1996 and 1999 Mechanical Technology, Inc. Stock Incentive Plans (Incorporated by reference from Exhibit 10.140 of the Company’s Form 8-K Report filed May 18, 2006).*

10.4

Mechanical Technology, Incorporated Amended and Restated 2006 Equity Incentive Plan (Incorporated by reference from Exhibit 10.1 of the Company’s Form S-8 Registration Statement filed September 18, 2009).*

10.5

Mechanical Technology, Incorporated Amended and Restated 2006 Equity Incentive Plan (Incorporated by reference from Exhibit 10.1 of the Company’s Form S-8 Registration Statement (File No. 333-175406) filed July 8, 2011).*

10.6

Form of Restricted Stock Agreement for Mechanical Technology, Incorporated Amended and Restated 2006 Equity Incentive Plan  (Incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K Report filed July 11, 2011).*

10.7

Mechanical Technology, Incorporated 2012 Equity Incentive Plan (Incorporated by reference from Exhibit 10.1 of the Company’s Form S-8 Registration Statement (File No. 333-182730) filed July 18, 2012).*

10.8

Form of Restricted Stock Agreement Notice for Board of Directors and Employees for Mechanical Technology, Incorporated 2012 Equity Incentive Plan (Incorporated by reference from Exhibit 10.2 of the Company’s Form 10-Q Report for the quarter ended June 30, 2012).*

10.9

Form of Incentive Stock Option Notice for Employees for Mechanical Technology, Incorporated 2012 Equity Incentive Plan (Incorporated by reference from Exhibit 10.3 of the Company’s Form 10-Q Report for the quarter ended June 30, 2012).*

10.10

Form of Non-Qualified Stock Option Notice for Employees for Mechanical Technology, Incorporated 2012 Equity Incentive Plan (Incorporated by reference from Exhibit 10.3 of the Company’s Form 10-Q Report for the quarter ended June 30, 2012).*

10.11

Form of Non-Qualified Stock Option Notice for Board of Directors for Mechanical Technology, Incorporated 2012 Equity Incentive Plan (Incorporated by reference from Exhibit 10.3 of the Company’s Form 10-Q Report for the quarter ended June 30, 2012).*

10.12

Mechanical Technology, Incorporated 2014 Equity Incentive Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement on Schedule 14A filed with the Commission on April 25, 2014). *

10.13

Form of Restricted Stock Grant Agreement under the Mechanical Technology, Incorporated 2014 Equity Incentive Plan (incorporated by reference from Exhibit 4.2 of the Company’s Registration Statement on Form S-8 (File No. 333-196989) filed with the Commission on June 24, 2014). *

10.14

Form of Nonstatutory Stock Option Grant Agreement under the Mechanical Technology, Incorporated 2014 Equity Incentive Plan (incorporated by reference from Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-196989) filed with the Commission on June 24, 2014). *

10.15

Form of Incentive Stock Option Grant Agreement under the Mechanical Technology, Incorporated 2014 Equity Incentive Plan (incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (File No. 333-196989) filed with the Commission on June 24, 2014). *

23

10.16

Lease dated August 10, 1999 between Carl E. Touhey and Mechanical Technology, Inc. (Incorporated by reference from Exhibit 10.38 of the Company’s Form 10-K Report for the fiscal year ended September 30, 1999).

10.17

Amendment No. 1 to Lease Agreement Between Mechanical Technology Inc. and Carl E. Touhey dated September 29, 2009 (Incorporated by reference from Exhibit 10.166 of the Company’s Form 10-K Report for the year ended December 31, 2009).

10.18

Amendment No. 2 to Lease Agreement Between MTI Instruments Inc. and Carl E. Touhey dated May 2, 2014 (Incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q Report for the quarter ended March 31, 2014).

10.19

Loan Agreement dated May 5, 2014 between Mechanical Technology, Incorporated and Bank of America, N.A. (Incorporated by reference from Exhibit 10.2 of the Company’s Form 10-Q Report for the quarter ended March 31, 2014).

10.20

Security Agreement dated May 5, 2014 between Mechanical Technology, Incorporated and Bank of America, N.A. (Incorporated by reference from Exhibit 10.3 of the Company’s Form 10-Q Report for the quarter ended March 31, 2014).

10.21

Continuing and Unconditional Guaranty Agreement dated May 5, 2014 between MTI Instruments, Inc. and Bank of America, N.A. (Incorporated by reference from Exhibit 10.4 of the Company’s Form 10-Q Report for the quarter ended March 31, 2014).

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

MECHANICAL TECHNOLOGY, INCORPORATED

Date: March 5, 2015	By:	/s/ Kevin G. Lynch
Kevin G. Lynch
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kevin G. Lynch	Chairman, Chief Executive Officer and Director
Kevin G. Lynch	(Principal Executive Officer)	March 5, 2015

/s/ Frederick W. Jones	Chief Financial Officer and Secretary
Frederick W. Jones	(Principal Financial and Accounting Officer)	March 5, 2015

/s/ Thomas J. Marusak	Director
Thomas J. Marusak		March 5, 2015

/s/ David C. Michaels	Director
David C. Michaels		March 5, 2015

/s/ E. Dennis O’Connor	Director
E. Dennis O’Connor		March 5, 2015

/s/ William P. Phelan	Director
William P. Phelan		March 5, 2015

/s/ Walter L. Robb	Director
Dr. Walter L. Robb		March 5, 2015

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

F - 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Mechanical Technology, Incorporated

We have audited the accompanying consolidated balance sheets of Mechanical Technology, Incorporated as of December 31, 2014 and 2013, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2014. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mechanical Technology, Incorporated as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America.

/s/UHY LLP
Albany, New York
March 5, 2015

F - 2

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and 2013

(Dollars in thousands, except per share)	December 31,
	2014	2013
Assets
Current Assets:
Cash	$1,923	$1,211
Accounts receivable	1,196	824
Notes receivable – related party, net	20	—
Inventories	773	742
Deferred income taxes, net	20	25
Prepaid expenses and other current assets	92	111
Total Current Assets	4,024	2,913
Deferred income taxes, net	1,315	1,475
Property, plant and equipment, net	140	146
Total Assets	$5,479	$4,534

Liabilities and Equity
Current Liabilities:
Accounts payable	$216	$149
Accrued liabilities	1,045	993
Total Current Liabilities	1,261	1,142

Commitments and Contingencies (Note 14)
Equity:
Common stock, par value $0.01 per share, authorized 75,000,000; 6,263,975 and 6,261,975 issued in 2014 and 2013, respectively	63	63
Additional paid-in-capital	135,698	135,612
Accumulated deficit	(117,789)	(118,529)
Common stock in treasury, at cost, 1,005,092 shares in both 2014 and 2013	(13,754)	(13,754)
Total Stockholders’ Equity	4,218	3,392
Total Liabilities and Equity	$5,479	$4,534

The accompanying notes are an integral part of the consolidated financial statements.

F - 3

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2014 and 2013

(Dollars in thousands, except per share)	Year Ended December 31, 2014	Year Ended December 31, 2013

Product revenue	$8,781	$8,352
Operating costs and expenses:
Cost of product revenue	3,284	3,254
Unfunded research and product development expenses	1,346	1,320
Selling, general and administrative expenses	3,586	3,417
Operating income	565	361
Gain on variable interest entity deconsolidation	—	3,619
Other income (expense), net	135	(366)
Income before income taxes and non-controlling interest	700	3,614
Income tax benefit (expense)	40	(35)
Net income	740	3,579
Plus: Net loss attributed to non-controlling interest	—	75
Net income attributed to MTI	$740	$3,654

Income per share attributable to MTI (Basic)	$0.14	$0.70
Income per share attributable to MTI (Diluted)	$0.14	$0.69

Weighted average shares outstanding (Basic)	5,257,360	5,256,883
Weighted average shares outstanding (Diluted)	5,464,003	5,308,498

The accompanying notes are an integral part of the consolidated financial statements.

F - 4

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
For the Years Ended December 31, 2014 and 2013

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Shares	Amount	Total MTI Stockholders’ Equity (Deficit)	Non- Controlling Interest (NCI)	Total Equity

January 1, 2013	6,261,975	$63	$135,561	$(122,183)	1,005,092	$(13,754)	$(313)	$3,311	$2,998

Net income attributed to MTI	-	-	-	3,654	-	-	3,654	-	3,654

Stock based compensation	-	-	51	-	-	-	51	-	51

Net loss attributed to NCI	-	-	-	-	-	-	-	(75)	(75)

Equity contribution to NCI	-	-	-	-	-	-	-	25	25

Variable interest entity deconsolidation	-	-	-	-	-	-	-	(3,261)	(3,261)

December 31, 2013	6,261,975	$63	$135,612	$(118,529)	1,005,092	$(13,754)	$3,392	$-	$3,392

Net income attributed to MTI	-	-	-	740	-	-	740	-	740

Stock based compensation	-	-	85	-	-	-	85	-	85

Issuance of shares – option exercises	2,000	-	1	-	-	-	1	-	1

December 31, 2014	6,263,975	$63	$135,698	$(117,789)	1,005,092	$(13,754)	$4,218	$-	$4,218

The accompanying notes are an integral part of the consolidated financial statements.

F - 5

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2014 and 2013

(Dollars in thousands)	Year Ended December 31, 2014	Year Ended December 31, 2013
Operating Activities
Net income	$740	$3,579
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on variable interest entity deconsolidation	—	(3,619)
Depreciation	83	91
Gain on disposal of equipment	—	(13)
Deferred income taxes	165	35
Stock based compensation	85	51
Provision for excess and obsolete inventories	16	(159)
Provision for notes receivable – related party	(122)	380
Changes in operating assets and liabilities:
Accounts receivable	(372)	850
Inventories	(47)	535
Prepaid expenses and other current assets	19	(11)
Accounts payable	67	(56)
Deferred revenue	—	(591)
Accrued liabilities	52	(55)
Net cash provided by operating activities	686	1,017

Investing Activities
Cash transfer from variable interest entity deconsolidation	—	(25)
Purchases of equipment	(77)	(108)
Principle payments from notes receivable – related party	102	—
Proceeds from sale of equipment	—	13
Net cash provided by (used in) investing activities	25	(120)

Financing Activities
Proceeds from stock option exercises	1	—
Proceeds from the issuance of stock due to the exercise of warrants	—	25
Net cash provided by financing activities	1	25
Increase in cash	712	922
Cash - beginning of period	1,211	289
Cash - end of period	$1,923	$1,211

The accompanying notes are an integral part of the consolidated financial statements.

F - 6

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Nature of Operations

Description of Business

Mechanical Technology, Incorporated, (MTI or the Company), a New York corporation, was incorporated in 1961. The Company’s core business is conducted through MTI Instruments, Inc. (MTI Instruments), a wholly-owned subsidiary and the sole component of the Company’s Test and Measurement Instrumentation segment. Through the year ended December 31, 2013, the Company also operated in a New Energy segment with business conducted through MTI MicroFuel Cells, Inc. (MTI Micro). On December 31, 2013, as a result of a stock warrant exercise, the Company transferred management of MTI Micro to Dr. Walter L. Robb (a member of the Company’s and MTI Micro’s board of directors) and his new management team. The Company is consequently no longer reporting MTI Micro as a variable interest entity (VIE) as of the close of business on December 31, 2013 (date of MTI Micro deconsolidation). In August 2014, its management changed MTI Micro’s name to MeOH Power, Inc. MTI continues to retain our equity ownership in that entity as discussed below. However, to keep prior and future filings consistent, MTI will continue to refer to this entity as MTI Micro in its reports.

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

Liquidity

The Company has incurred significant losses primarily due to its past efforts to fund MTI Micro’s direct methanol fuel cell product development and commercialization programs, and has an accumulated deficit of approximately $117.8 million and working capital of approximately $2.8 million at December 31, 2014.

Based on the Company’s projected cash requirements for operations and capital expenditures for 2015, its current available cash of approximately $1.9 million, the $1.0 million available from its existing line of credit, current cash flow requirements and revenue and expense projections, management believes it will have adequate resources to fund operations and capital expenditures for at least the next twelve months.

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

F - 7

The fair value of the Company’s current non-controlling interest (NCI) in MTI Micro was determined to be $0 as of December 31, 2013 (date of MTI Micro deconsolidation) and $0 as of December 31, 2014 based on MTI Micro’s net position and expected cash flows. The Company records its investment in MTI Micro using the equity method of accounting. As of December 31, 2014, the Company retained its equity ownership of approximately 47.5% of MTI Micro’s outstanding common stock, or 75,049,937 shares, and 54.0% of the common stock and warrants issued, which includes 31,904,136 warrants outstanding.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable and accounts payable. The estimated fair values of these financial instruments approximate their carrying values at December 31, 2014 and 2013. The estimated fair values have been determined through information obtained from market sources, where available.

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

F - 8

The Company accounts for uncertain tax positions in accordance with accounting standards that address income taxes. The Company must recognize in its financial statements the impact of a tax position, if that position is more likely than not to be sustained on an audit, based on the technical merits of the position.

Equity Method Investments

Effective December 31, 2013, in connection with the deconsolidation of MTI Micro, the Company’s consolidated net income (loss) will include our proportionate share, if any, of the net income or loss of our equity method investee. When the Company records its proportionate share of net income, it increases equity income (loss), net in our consolidated statements of operations and our carrying value in that investment. Conversely, when the Company records its proportionate share of a net loss, it decreases equity income (loss), net in our consolidated statements of operations and our carrying value in that investment. The Company’s proportionate share of the net income or loss of our equity method investee includes significant operating and non-operating items recorded by our equity method investee. These items can have a significant impact on the amount of equity income (loss), net in our consolidated statements of operations and our carrying value in that investment. The carrying value of our equity method investment is also impacted by our proportionate share of items impacting the equity investee’s accumulated other comprehensive income, if any.

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

MTI Instruments currently has distributor agreements in place for the international sale of general instrument and semiconductor products in certain global regions. Such agreements grant a distributor the right of first refusal to act as distributor for such products in the distributor’s territory. In return, the distributor agrees to not market other products which are considered by MTI Instruments to be in direct competition with MTI Instruments’ products. The distributor is allowed to purchase MTI Instruments’ equipment at a price which is discounted off the published domestic/international list prices. Such list prices can be adjusted by MTI Instruments during the term of the distributor agreement. Generally, payment terms with the distributor are standard net 30 days; however, on occasion, extended payment terms have been granted. Title and risk of loss of the product passes to the distributor upon delivery to the independent carrier (standard “free-on-board” factory), and the distributor is responsible for any required training and/or service with the end-user. The sale (and subsequent payment) between MTI Instruments and the distributor is not contingent upon the successful resale of the product by the distributor. Distributor sales are covered by MTI Instruments’ standard one-year warranty and there are no special return policies for distributors.

F - 9

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

Deferred Revenue

Deferred revenue consists of billings to and/or payments received from customers in advance of services performed, completed installation or customer acceptance. As of December 31, 2014 and 2013, the Company had no deferred revenue.

Warranty

The Company accrues a warranty liability at the time product revenue is recorded based on historical experience. The liability is reviewed during the year and is adjusted, if appropriate, to reflect new product offerings or changes in experience. Actual warranty claims are tracked by product line. Warranty liability was $18 thousand and $17 thousand at December 31, 2014 and 2013, respectively.

Long-Lived Assets

The Company accounts for impairment or disposal of long-lived assets in accordance with accounting standards that address the financial accounting and reporting for the impairment or disposal of long-lived assets, specify how impairment will be measured, and how impaired assets will be classified in the consolidated financial statements. On a quarterly basis, the Company analyzes the status of its long-lived assets at each subsidiary for potential impairment. As of December 31, 2014, the Company does not believe that any of its long-lived assets have suffered any type of impairment that would require an adjustment to that asset’s recorded value.

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

Share-Based Payments

The Company accounts for stock based awards exchanged for employee service in accordance with the stock-based payment accounting guidance. The Company has five share-based employee compensation plans, all of which are described more fully in Note 12, Stock Based Compensation.

Stock-based compensation represents the cost related to stock-based awards granted to employees and directors. The Company measures stock-based compensation cost at grant date based on the estimated fair value of the award, and recognizes the cost as expense on a straight-line basis in accordance with the vesting of the options (net of estimated forfeitures) over the option’s requisite service period. The Company estimates the fair value of stock-based awards using a Black Scholes valuation model. Stock-based compensation expense is recorded in the lines titled “Cost of product revenue,” “Selling, general and administrative expenses” and “Unfunded research and product development expenses” in the Consolidated Statements of Operations based on the employees’ respective functions.

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

F - 10

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

The Company has cash deposits in excess of federally insured limits, but does not believe them to be at risk.

Research and Development Costs

The Company expenses research and development costs as incurred. The Company incurred research and development costs of approximately $1.3 million, which was entirely related to MTI Instruments, in each of the years ended December 31, 2014 and 2013.

Advertising Costs

The Company expenses advertising costs as incurred. The Company incurred advertising costs of approximately $121 and $73 thousand, which was entirely related to MTI Instruments, for the years ended December 31, 2014 and 2013, respectively.

Other Comprehensive Income

The Company had no other comprehensive income (loss) items for the years ended December 31, 2014 and 2013.

Effect of Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update 2014-09 (Revenue from Contracts with Customers) to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard is principles-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016; early adoption is not permitted. This standard is effective for the Company beginning in fiscal 2017 and may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. This standard could impact the timing and amounts of revenue recognized. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

3. Accounts Receivable

Accounts receivables consist of the following at December 31:

(dollars in thousands)	2014	2013
U.S. and State Government	$3	$37
Commercial	1,193	787
Total	$1,196	$824

As of December 31, 2014 and 2013, the Company had no allowance for doubtful trade accounts receivable.

F - 11

4. Inventories

Inventories consist of the following at December 31:

(dollars in thousands)	2014	2013
Finished goods	$314	$287
Work in process	161	188
Raw materials	298	267
Total	$773	$742

5. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

(dollars in thousands)	2014	2013
Leasehold improvements	$39	$32
Computers and related software	1,035	1,281
Machinery and equipment	817	810
Office furniture and fixtures	61	125
	1,952	2,248
Less: Accumulated depreciation	1,812	2,102
	$140	$146

Depreciation expense was $83 thousand and $91 thousand for 2014 and 2013, respectively. Repairs and maintenance expense was $22 thousand and $19 thousand for 2014 and 2013, respectively. In conjunction with the suspension of MTI Micro operations in late 2011, sales of certain surplus equipment on hand were made during 2013. This resulted in a net gain on sale of $13 thousand for 2013. As of December 31, 2013 all $13 thousand in sales proceeds were received.

6. Income Taxes

Income tax benefit (expense) for each of the years ended December 31 consists of the following:

(dollars in thousands)	2014	2013
Federal	$(2)	$—
State	207	—
Deferred	(165)	(35)
Total	$40	$(35)

The significant components of deferred income tax (expense) benefit from operations before non-controlling interest for each of the years ended December 31 consists of the following:

(dollars in thousands)	2014	2013

Deferred tax (expense) benefit	$(46)	$64
Net operating loss carry forward	(234)	(165)
Valuation allowance	115	66
	$(165)	$(35)

F - 12

The Company’s effective income tax rate from operations before non-controlling interest differed from the Federal statutory rate for each of the years ended December 31 as follows:

	2014	2013
Federal statutory tax rate	34%	34%
Gain on VIE deconsolidation	—	(33)
Change in valuation allowance	(16)	(2)
State research and development credits	(30)	—
Expiration of stock option	5	1
Other, net	1	1
Tax Rate	(6)%	1%

Pre-tax income (loss) before non-controlling interests was $700 thousand and $3.6 million for 2014 and 2013, respectively.

The Company was entitled to a research tax credit for qualifying amounts paid or incurred on or before December 31, 2011, for which the Company made the appropriate filings in 2013. Given the uncertain nature of the tax benefit, the Company did not take a tax position with regards to these credits. During 2014, the Company determined that realization of this asset was more likely than not and recognized a tax benefit of $210 thousand for qualifying amounts incurred in 2009.

Deferred Tax Assets:

Deferred tax assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates. Temporary differences, net operating loss carryforwards and tax credit carryforwards that give rise to deferred tax assets and liabilities are summarized as follows as of December 31:

(dollars in thousands)	2014	2013

Current deferred tax assets:
Inventory valuation	$69	$65
Inventory capitalization	4	4
Vacation pay	32	34
Warranty and other sale obligations	6	6
Allowance for related party note receivable	88	131
Other reserves and accruals	66	63
	265	303
Valuation allowance – current	(245)	(278)
Net current deferred tax assets	$20	$25
Noncurrent deferred tax assets:
Net operating loss	$17,216	$17,450
Property, plant and equipment	(2)	—
Stock options	77	83
Research and development tax credit	450	450
Alternative minimum tax credit	54	54
	17,795	18,037
Valuation allowance – noncurrent	(16,480)	(16,562)
Non-current net deferred tax assets	$1,315	$1,475

As of December 31, 2014, the Company has approximately $450 thousand of research and development tax credit carry forwards, which begin to expire in 2018, and approximately $54 thousand of alternative minimum tax credit carry forwards, which have no expiration date.

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

F - 13

The Company has determined that it expects to generate sufficient levels of pre-tax earnings in the future to realize the net deferred tax assets recorded on the balance sheet at December 31, 2014. The Company has projected such pre-tax earnings utilizing a combination of historical and projected results, taking into consideration existing levels of permanent differences, non-deductible expense and the reversal of significant temporary differences. We project that our taxable income for the next three years is adequate to ensure the realizability of the $1.3 million of deferred tax assets recorded on our balance sheet at December 31, 2014. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowance on a quarterly basis.

The valuation allowance at December 31, 2014 and 2013 was $16.7 million and $16.8 million, respectively. Activity in the valuation allowance for deferred tax assets is as follows as of December 31:

(dollars in thousands)	2014	2013
Valuation allowance, beginning of year	$16,840	$17,817
VIE deconsolidation	—	(911)
Allowance for related party note receivable	(42)	131
Inventory	5	(58)
Net operating loss	(72)	(130)
Property, plant and equipment	(2)	(19)
Stock options	(6)	(22)
Other reserves and accruals	2	32
Valuation allowance, end of year	$16,725	$16,840

Net operating losses:

At December 31, 2014, the Company has unused Federal net operating loss carryforwards of approximately $51.2 million. Of these, $2.0 million will expire in 2020, with the remainder expiring through 2034. Of the Company’s carryforwards, $1.3 million represents windfall tax benefits from stock option transactions, the tax effect of which are not included in the Company’s net deferred tax assets.

The Company’s and/or its subsidiaries’ ability to utilize their net operating loss carryforwards may be significantly limited by Section 382 of the IRC of 1986, as amended, if the Company or any of its subsidiaries undergoes an “ownership change” as a result of changes in the ownership of the Company’s or its subsidiaries’ outstanding stock pursuant to the exercise of the warrants or otherwise.

Unrecognized tax benefits:

The unrecognized tax benefits in accordance with accounting standards that address income taxes at December 31, 2014 and 2013 was $1.2 million. These unrecognized tax benefits relate to former subsidiaries of the Company and a prior investment in a partnership.

In future periods, if $1.2 million of these unrecognized benefits become supportable, the Company may not recognize a change in its effective tax rate as long as it remains in a partial valuation allowance position. Additionally the Company does not have uncertain tax positions that it expects will increase or decrease within twelve months of this reporting date. The Company recognizes interest and penalties related to uncertain tax positions as a component of tax expense. The Company did not recognize any interest or penalties in 2014 and 2013.

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

F - 14

7. Accrued Liabilities

Accrued liabilities consist of the following at December 31:

(dollars in thousands)	2014	2013
Salaries, wages and related expenses	$349	$399
Liability to shareholders for previous acquisition	363	363
Legal and professional fees	96	103
Warranty and other sale obligations	18	17
Commissions	37	39
Other	182	72
	$1,045	$993

8. Stockholders’ Equity

Common Stock

The Company has one class of common stock, par value $.01. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. As of December 31, 2014 and 2013 there were 5,258,883 and 5,256,883 shares of common stock issued and outstanding, respectively.

Reservation of Shares

The Company has reserved common shares for future issuance as follows as of December 31, 2014:

Stock options outstanding	802,908
Common stock available for future equity awards or issuance of options	406,500
Number of common shares reserved	1,209,408

9. Issuance of Common Stock, Warrants and Stock Options by MTI Micro

MTI Micro was formed on March 26, 2001, and, as of December 31, 2014, the Company owned an aggregate of approximately 47.5% of MTI Micro’s outstanding common stock, or 75,049,937 shares, and 54.0% of the common stock and warrants issued, which includes 31,904,136 warrants outstanding. The number of shares of MTI Micro common stock authorized for issuance is 240,000,000 as of December 31, 2014.

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

F - 15

10. Retirement Plan

The Company maintains a voluntary savings and retirement plan under IRC Section 401(k) covering substantially all employees. Employees must complete six months of service and have attained the age of twenty-one prior to becoming eligible for participation in the plan. The Company plan allows eligible employees to contribute a percentage of their compensation on a pre-tax basis and the Company matches employee contributions dollar for dollar up to a discretionary amount, currently 4%, of the employee’s salary, subject to annual tax deduction limitations. Company matching contributions vest at a rate of 25% annually for each year of service completed. Company matching contributions were $83 thousand and $60 thousand for 2014 and 2013, respectively. The Company may also make additional discretionary contributions in amounts as determined by management and the Board of Directors. There were no additional discretionary contributions by the Company for the years 2014 or 2013.

11. Income (Loss) per Share

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations for continuing operations for the years ended December 31:

(dollars in thousands, except shares)	2014	2013

Numerator:
Net income (loss)	$740	$3,654
Denominator:
Basic EPS:
Common shares outstanding, beginning of period	5,256,883	5,256,883
Weighted average common shares issued during the period	477	—
Denominator for basic earnings per common shares — Weighted average common shares	5,257,360	5,256,883
Diluted EPS:
Common shares outstanding, beginning of period	5,256,883	5,256,883
Common stock equivalents - options	206,643	51,615
Weighted average common shares issued during the period	477	—
Denominator for diluted earnings per common shares - Weighted average common shares	5,464,003	5,308,498

Not included in the computation of earnings per share-assuming dilution for the year ended December 31, 2014 were options to purchase 383,158 shares of the Company’s common stock. These potentially dilutive items were excluded even though the average market price of the common stock exceeded the exercise prices for a portion of the options because the calculation of incremental shares resulted in an anti-dilutive effect.

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

12. Stock Based Compensation

MTI Option Plans

Stock-based incentive awards are provided to employees and directors under the terms of the Company’s 1996 Stock Incentive Plan (1996 Plan), 1999 Employee Stock Incentive Plan (1999 Plan), 2006 Equity Incentive Plan (2006 Plan), which was amended and restated effective June 30, 2011 and September 16, 2009, 2012 Equity Incentive Plan (the 2012 Plan) and 2014 Equity Incentive Plan (the 2014 Plan), (collectively, the Plans). Awards under the Plans have generally included at-the-money options and restricted stock grants.

F - 16

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

The 2012 Plan was adopted by the Company’s Board of Directors on April 14, 2012 and approved by its stockholders on June 14, 2012. The 2012 Plan provides an initial aggregate number of 600,000 shares of common stock which may be awarded or issued. The number of shares which may be awarded under the 2012 Plan and awards outstanding can be subject to adjustment on account of any recapitalization, reclassification, stock split, reverse stock split and other dilutive changes in Common Stock. Under the 2012 Plan, the Board of Directors is authorized to issue stock options (incentive and nonqualified), stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisors of the Company and its subsidiaries. Incentive stock options may only be granted to employees of the Company and its subsidiaries.

The 2014 Plan was adopted by the Company’s Board of Directors on March 12, 2014 and approved by its stockholders on June 11, 2014. The 2014 Plan provides an initial aggregate number of 500,000 shares of common stock that may be awarded or issued. The number of shares that may be awarded under the 2014 Plan and awards outstanding may be subject to adjustment on account of any stock dividend, spin-off, stock split, reverse stock split, split-up, recapitalization, reclassification, reorganization, combination or exchange of shares, merger, consolidation, liquidation, business combination, exchange of shares or the like. Under the 2014 Plan, the Board appointed administrator of the 2014 Plan is authorized to issue stock options (incentive and nonqualified), stock appreciation rights, restricted stock, restricted stock units, phantom stock, performance awards and other stock-based awards to employees, officers and directors of, and other individuals providing bona fide services to or for, the Company or any affiliate of the Company. Incentive stock options may only be granted to employees of the Company and its subsidiaries.

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

During 2014, the Company granted 102,000 options to purchase the Company’s common stock from the 2014 Plan, which generally vest 25% on each of the first four anniversaries of the date of the award. The exercise price of these grants was $0.85 per share and was based on the closing market price of the Company’s common stock on the dates of grant. Using a Black-Scholes Option Pricing Model, the weighted average fair value of these options was $0.84 per share and was estimated at the date of grant.

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

F - 17

Stock-based compensation expense for the years ended December 31, 2014 and 2013 was generated from stock option awards. Stock options are awards which allow holders to purchase shares of the Company’s common stock at a fixed price. Under the 2014 and 2012 Plans, stock options issued to employees generally vest 25% over four years. Options issued to non-employee members of the MTI Board of Directors generally vest 25% over four years. Certain options granted may be fully or partially exercisable immediately, may vest on other than a four year schedule or vest upon attainment of specific performance criteria. Restricted stock awards generally vest one year after the date of grant; however, certain awards may vest immediately or vest upon attainment of specific performance criteria. Option exercise prices are generally equivalent to the closing market value price of the Company’s common stock on the date of grant. Unexercised options generally terminate ten years after date of grant.

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

The following table presents the weighted-average assumptions used for options granted under the 2012 Plan:

	2014	2013
Option term (years)	6.29	4.13
Volatility	202.37%	204.95%
Risk-free interest rate	1.59%	1.05%
Dividend yield	0%	0%
Weighted-average fair value per option granted	$1.07	$0.58

The following table presents the weighted-average assumptions used for options granted under the 2014 Plan:

2014
Option term (years)	6.25
Volatility	193.96%
Risk-free interest rate	1.91%
Dividend yield	0%
Weighted-average fair value per option granted	$0.84

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

Total share-based compensation expense, related to all of the Company’s share-based awards, recognized for the years ended December 31, was comprised as follows:

	2014	2013
(dollars in thousands, except eps)
Cost of product revenue	$2	$—
Unfunded research and product development	6	3
Selling, general and administrative	77	46
Share-based compensation expense	$85	$49
Impact on basic and diluted EPS	$0.016	$0.009

Total unrecognized compensation costs related to non-vested awards as of December 31, 2014 and December 31, 2013 is $295 thousand and $160 thousand, respectively and is expected to be recognized over a weighted-average remaining vesting period of approximately 2.71 years and 2.98 years, respectively.

F - 18

Presented below is a summary of the Company’s stock option plans’ activity for the years ended December 31:

	2014	2013
Shares under option, beginning	585,382	305,744
Granted	242,000	298,000
Exercised	(2,000)	—
Forfeited	(5,750)	(1,874)
Expired/canceled	(16,724)	(16,488)
Shares under option, ending	802,908	585,382
Options exercisable	291,455	197,253
Remaining shares available for granting of options	406,500	141,374

The weighted average exercise price for the Plans is as follows for each of the years ended December 31:

	2014	2013
Shares under option, beginning	$0.99	$2.05
Granted	0.98	0.60
Exercised	0.46	—
Forfeited	0.47	0.29
Expired/canceled	14.05	13.73
Shares under option, ending	0.72	0.99
Options exercisable, ending	0.68	1.91

The following table summarizes information for options outstanding and exercisable for the Plans as of December 31, 2014:

	Outstanding Options			Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.00 - $1.15	781,750	8.27	$0.66	270,297	$0.49
$1.16 - $3.60	19,000	4.87	$1.40	19,000	$1.40
$3.61 - $14.24	219	0.35	$3.72	219	$3.72
$14.25 - $22.64	1,939	1.34	$19.24	1,939	$19.24
	802,908	8.17	$0.72	291,455	$0.68

The aggregate intrinsic value (i.e. the difference between the closing stock price and the price to be paid by the option holder to exercise the option) is $115 thousand for the Company’s outstanding options and $61 thousand for the exercisable options as of December 31, 2014. The amounts are based on the Company’s closing stock price of $0.71 as of December 31, 2014.

There were no unvested restricted stock grants for the year ended December 31, 2014 and 2013.

Non-vested options activity is as follows for the year ended December 31:

		2014
	2014 Options	Weighted Average Exercise Price
Non-vested options balance, beginning January 1	388,129	$0.52
Non-vested options granted	242,000	$0.98
Vested options	(112,926)	$0.50
Non-vested options forfeited	(5,750)	$0.47
Non-vested options balance, ending December 31	511,453	$0.74

F - 19

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

There were no stock options granted in 2013. Options generally vest 50% on the grant date and 50% ratably on a quarterly basis over the next three years. The fair value of stock options granted was estimated at the date of grant using a Black-Scholes Option Pricing Model. Share-based compensation expense recognized in the Consolidated Statement of Operations is based on awards ultimately expected to vest, therefore, awards are reduced for estimated forfeitures. The accounting standard requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The Company assumed a forfeiture rate of 5% for its outstanding grants.

Presented below is a summary of compensation expense, which is included in the summary of the Company’s compensation expense under all share-based awards above, for the MTI Micro Plans:

2013
(dollars in thousands)
Stock option compensation expense	$2
Total stock-based compensation expense	$2

All awards were fully vested as of December 31, 2013 and, as such, there is no unrecognized compensation costs related to these awards as of December 31, 2013.

Presented below is a summary of the MTI Micro Plans activity for the year ended December 31:

2013
Shares under option, beginning	1,530,040
Granted	—
Exercised	—
Canceled/Forfeited	(391,800)
Shares under option, ending	1,138,240
Options exercisable	1,138,240
Remaining shares available for granting of options	—

The weighted average exercise price for the MTI Micro Plans is as follows for the year ended December 31:

2013
Shares under option, beginning	$0.07
Granted	—
Exercised	—
Canceled/Forfeited	0.07
Shares under option, ending	0.07
Options exercisable, ending	0.07

F - 20

The weighted average fair value of stock options granted is required to be based on a theoretical statistical model using the preceding Black-Scholes Option Pricing Model assumptions.

The following table summarizes information for options outstanding and exercisable for the MTI Micro Plans as of December 31, 2013:

Outstanding Options				Options Exercisable
Exercise Price Range	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$0.07	1,138,240	6.23	$0.07	1,138,240	$0.07

13. Cash Flows — Supplemental Information

Cash paid for interest on the line of credit was $1 thousand during the year ended December 31, 2013.

Non-cash activities are as follows for the year ended December 31:

(dollars in thousands)	2014	2013
Supplemental Disclosure of Non-Cash Activities:
Deconsolidation of VIE (MTI Micro)
Prepaid expenses and other current assets	$—	$1
Accounts payable	—	(3)
Related party note payable	—	(380)

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

Commitments:

Leases

The Company and its subsidiary lease certain manufacturing, laboratory and office facilities. The lease provides for the Company to pay its allocated share of insurance, taxes, maintenance and other costs of the leased property. Under the May 2, 2014 amendment, MTI Instruments has an option to terminate the lease as of December 1, 2016. If MTI Instruments terminates the lease prior to November 2019, MTI Instruments is required to reimburse the landlord for all unamortized costs that the landlord is incurring for renovations to the leased space in conjunction with the lease renewal.

Future minimum rental payments required under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2014 are (dollars in thousands): $221 in 2015, $222 in 2016, $224 in 2017, $218 in 2018 and $204 in 2019. Rent expense under all leases was $280 thousand and $284 thousand for 2014 and 2013, respectively.

F - 21

Employment Agreement

The Company has an employment agreement with one employee that provides certain payments upon termination of employment under certain circumstances, as defined in the agreement. As of December 31, 2014, the Company’s potential minimum obligation to this employee was approximately $67 thousand.

15. Related Party Transactions

MTI Micro

On December 18, 2013, MTI Micro and the Company executed a Senior Demand Promissory Note (the Note) in the amount of $380 thousand to secure the intercompany amounts due to the Company from MTI Micro upon the deconsolidation of MTI Micro. Interest accrues on the Note at the Prime Rate in effect on the first business day of the month, as published in the Wall Street Journal. At the Company’s option, all or part of the principal and interest due on this Note may be converted to shares of common stock of MTI Micro at a rate of $0.07 per share. Interest began accruing on January 1, 2014. At December 31, 2013, the Company recorded a full allowance against the Note. In 2014, $115 thousand was received from MTI Micro in principle and interest and an additional $20 thousand was released from the allowance in advance of a January 2015 payment from MTI Micro. As of December 31, 2014 and 2013, $278 thousand and $380 thousand, respectively, of principal and interest are available to convert into shares of common stock of MTI Micro. The $380 thousand allowance was recorded as miscellaneous expense during the year ended December 31, 2013.

On December 31, 2013, Dr. Robb exercised a portion of his outstanding MTI Micro warrants to purchase 357,143 shares of MTI Micro Common Stock at an exercise price of $0.07 per share.

As of December 31, 2014, the Company owned an aggregate of approximately 47.5% of MTI Micro’s outstanding common stock, or 75,049,937 shares, and 54.0% of the common stock and warrants issued, which includes 31,904,136 warrants outstanding.

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

16. Geographic and Segment Information

The Company sells its products on a worldwide basis with its principal markets listed in the table below where information on product revenue is summarized by geographic area for the Company as a whole for each of the years ended December 31:

(dollars in thousands)	2014	2013
Product revenue:
United States	$5,653	$5,467
ASEAN	2,529	2,110
EMEA	496	571
North America	76	191
South America	27	13
Total product revenue	$8,781	$8,352

Revenues are attributed to regions based on the location of customers.

Long-lived assets of $140 thousand and $146 thousand at December 31, 2014 and 2013, respectively consist of property, plant and equipment all located within the United States of America.

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

F - 22

In the Test and Measurement Instrumentation segment, the U.S. Air Force accounted for 27.9% of total product revenue in 2014 and 27.2% of total product revenue in 2013. The largest commercial customer in 2014 was an Asian customer, who accounted for 8.3% of total product revenue in 2014. The largest commercial customer in 2013 was an Asian customer, who accounted for 6.8% of total product revenue in 2013.

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

As of January 1, 2014, the Company operates in one segment and therefore segment information is not presented.

(dollars in thousands)	Test and Measurement Instrumentation	New Energy	Other	Reconciling Items	Condensed Consolidated Totals
Year Ended December 31, 2013
Product revenue	$8,352	$—	$—	$—	$8,352
Unfunded research and product development expenses	1,320	—	—	—	1,320
Selling, general and administrative expenses	2,051	89	1,277	—	3,417
Segment income (loss) from operations before income taxes and non-controlling interest	1,190	(142)	(1,053)	3,619	3,614
Segment income (loss)	1,190	(143)	(1,087)	3,694	3,654
Total assets	1,693	—	2,841	—	4,534
Capital expenditures	84	—	24	—	108
Depreciation	82	4	5	—	91

The following table presents the details of “Other” segment loss for the year ended December 31:

(dollars in thousands)	2013
Corporate and other expenses:
Depreciation	$(5)
Salaries and benefits	(619)
Allowance on related party note payable	(380)
Income tax expense	(34)
Other expense, net	(49)
Total expense	$(1,087)

17. Line of Credit

On May 5, 2014, the Company entered into a new revolving line of credit with Bank of America, N.A. (the Bank) to replace MTI Instruments’ line of credit as discussed below. The Company may borrow under the line of credit from time to time up to $1 million to support its working capital needs. The line of credit is available until July 31, 2015 and may be renewed subject to all the terms and conditions as set forth in the Loan Agreement (the Loan). The Loan is payable no later than the expiration date of the Loan and interest is payable on the last day of each month beginning on May 30, 2014 and until payment has been made in full. The interest rate on funds borrowed under the line of credit is equal to the LIBOR Daily Floating Rate plus 2.75%. The Loan is secured by equipment and fixtures, inventory and receivables owned by the Company and guaranteed by MTI Instruments. The Company is required to hold a balance of $0 for 30 consecutive days during the period from May 5, 2014 through July 31, 2015, and each subsequent one-year period of the Loan, if any. Upon the occurrence of an event of default, the Bank may set off against our repayment obligations any amounts we maintain at the Bank. The Company is also subject to other restrictions as set forth in the Loan. As of December 31, 2014, there were no amounts outstanding under the line of credit.

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

F - 23