Form 10-Q
period 2015-03-31
MECHANICAL TECHNOLOGY INC
filed 2015-05-07
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value of $0.01 per share, outstanding as of May 1, 2015 was 5,258,883.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mechanical Technology, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2015 (Unaudited) and December 31, 2014

(Dollars in thousands, except per share)	March 31,	December 31,
	2015	2014
Assets
Current Assets:
Cash	$1,606	$1,923
Accounts receivable – less allowances of $25 in 2015 and $0 in 2014	1,009	1,196
Notes receivable – related party, net	—	20
Inventories	765	773
Deferred income taxes, net	15	20
Prepaid expenses and other current assets	129	92
Total Current Assets	3,524	4,024
Deferred income taxes, net	1,320	1,315
Property, plant and equipment, net	155	140
Total Assets	$4,999	$5,479

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$220	$216
Accrued liabilities	918	1,045
Total Current Liabilities	1,138	1,261

Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 75,000,000; 6,263,975 issued in both 2015 and 2014	63	63
Additional paid-in capital	135,729	135,698
Accumulated deficit	(118,177)	(117,789)
Common stock in treasury, at cost, 1,005,092 shares in both 2015 and 2014	(13,754)	(13,754)
Total stockholders’ equity	3,861	4,218
Total Liabilities and Stockholders’ Equity	$4,999	$5,479

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mechanical Technology, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2015 and 2014

(Dollars in thousands, except per share)	Three Months Ended
	March 31,
	2015	2014

Product revenue	$1,636	$1,382
Operating costs and expenses:
Cost of product revenue	638	578
Unfunded research and product development expenses	375	361
Selling, general and administrative expenses	1,010	875
Operating loss	(387)	(432)
Other expense, net	(1)	—
Net loss	$(388)	$(432)

Loss per share (Basic and Diluted)	$(.07)	$(.08)

Weighted average shares outstanding (Basic and Diluted)	5,258,883	5,256,883

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity

For the Year Ended December 31, 2014

and the Three Months Ended March 31, 2015 (Unaudited)

(Dollars in thousands, except per share)	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity (Deficit)

January 1, 2014	6,261,975	$63	$135,612	$(118,529)	1,005,092	$(13,754)	$3,392

Net income	-	-	-	740	-	-	740

Stock based compensation	-	-	85	-	-	-	85

Issuance of shares – option exercises	2,000	-	1	-	-	-	1

December 31, 2014	6,263,975	$63	$135,698	$(117,789)	1,005,092	$(13,754)	$4,218

Net loss	-	-	-	(388)	-	-	(388)

Stock based compensation	-	-	31	-	-	-	31

March 31, 2015	6,263,975	$63	$135,729	$(118,177)	1,005,092	$(13,754)	$3,861

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2015 and 2014

(Dollars in thousands)	Three Months Ended March 31,
	2015	2014
Operating Activities
Net loss	$(388)	$(432)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	19	24
Provision for bad debts	25	—
Stock based compensation	31	15
Provision for excess and obsolete inventories	(38)	16
Changes in operating assets and liabilities:
Accounts receivable	162	(3)
Inventories	46	25
Prepaid expenses and other current assets	(37)	1
Accounts payable	4	56
Accrued liabilities	(127)	(171)
Net cash used in operating activities	(303)	(469)
Investing Activities
Purchases of equipment	(34)	(3)
Principle payments from notes receivable – related party	20	—
Net cash used in investing activities	(14)	(3)
Decrease in cash	(317)	(472)
Cash – beginning of period	1,923	1,211
Cash – end of period	$1,606	$739

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.           Nature of Operations

Description of Business

Mechanical Technology, Incorporated (MTI or the Company), a New York corporation, was incorporated in 1961. The Company’s core business is conducted through MTI Instruments, Inc. (MTI Instruments), a wholly-owned subsidiary.

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

Liquidity

The Company has incurred significant losses primarily due to its past efforts to fund direct methanol fuel cell product development and commercialization programs, and has an accumulated deficit of approximately $118.2 million and working capital of approximately $2.4 million at March 31, 2015.

Based on the Company’s projected cash requirements for operations and capital expenditures for 2015, its current available cash of approximately $1.6 million, the $1.0 million available from its existing line of credit, current cash flow requirements and revenue and expense projections, management believes it will have adequate resources to fund operations and capital expenditures for at least the next twelve months.

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2014 has been derived from the Company’s audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2015 and March 31, 2014.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MTI Instruments. All intercompany balances and transactions are eliminated in consolidation.

The Company records its investment in MeOH Power, Inc. using the equity method of accounting. The fair value of the Company’s interest in MeOH Power, Inc. has been determined to be $0 as of March 31, 2015 and December 31, 2014, based on MeOH Power, Inc.’s net position and expected cash flows. As of March 31, 2015, the Company retained its ownership of approximately 47.5% of MeOH Power, Inc.’s outstanding common stock, or 75,049,937 shares, and 54.5% of the common stock and warrants issued, which includes 31,904,136 warrants outstanding.

3.           Accounts Receivable

Accounts receivables consist of the following at:

(Dollars in thousands)	March 31, 2015	December 31, 2014

U.S. and State Government	$48	$3
Commercial	961	1,193
Total	$1,009	$1,196

For the three months ended March 31, 2015 and 2014, the largest commercial customer represented 10.2% and 14.5%, respectively, and the largest governmental agency represented 3.7% and 11.0%, respectively, of the Company’s product revenue. As of March 31, 2015 and December 31, 2014, the largest commercial receivable represented 16.5% and 9.1%, respectively, and the largest governmental receivable represented 4.7% and 0.2%, respectively, of the Company’s accounts receivable.

As of March 31, 2015 and December 31, 2014, the Company had $25 thousand and $0, respectively in allowance for doubtful trade accounts receivable.

4.           Inventories

Inventories consist of the following at:

(Dollars in thousands)	March 31, 2015	December 31, 2014

Finished goods	$293	$314
Work in process	163	161
Raw materials	309	298
Total	$765	$773

5.           Property, Plant and Equipment

Property, plant and equipment consist of the following at:

(Dollars in thousands)	March 31, 2015	December 31, 2014

Leasehold improvements	$39	$39
Computers and related software	1,036	1,035
Machinery and equipment	848	817
Office furniture and fixtures	61	61
	1,984	1,952
Less: Accumulated depreciation	1,829	1,812
	$155	$140

Depreciation expense was $19 thousand and $83 thousand for the three months ended March 31, 2015 and the year ended December 31, 2014, respectively.

6.           Income Taxes

During the three months ended March 31, 2015, the Company’s effective income tax rate was 0%. The projected annual effective tax rate is less than the Federal statutory rate of 34%, primarily due to permanent differences, the change in the valuation allowance and changes to estimated taxable income for 2015. For the three months ended March 31, 2014, the Company’s effective income tax rate was 0%.

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

The Company has determined that it expects to generate sufficient levels of pre-tax earnings in the future to realize the net deferred tax assets recorded on the balance sheet at March 31, 2015. The Company has projected such pre-tax earnings utilizing a combination of historical and projected results, taking into consideration existing levels of permanent differences, non-deductible expense and the reversal of significant temporary differences. We project that our taxable income for the next three years is adequate to ensure the realizability of the $1.3 million of deferred tax assets recorded on our balance sheet at March 31, 2015. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowance on a quarterly basis.

The Company believes that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate, because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. The Company based the estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. The valuation allowance was $16.9 million at March 31, 2015 and $16.7 million at December 31, 2014. The Company will continue to evaluate the ability to realize its deferred tax assets and related valuation allowances on a quarterly basis.

7.           Stockholders’ Equity

Common Stock

The Company has one class of common stock, par value $.01. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. As of March 31, 2015 and December 31, 2014, there were 5,258,883 shares of common stock issued and outstanding.

Reservation of Shares

The Company had reserved common shares for future issuance as follows as of March 31, 2015:

Stock options outstanding	942,908
Common stock available for future equity awards or issuance of options	266,500
Number of common shares reserved	1,209,408

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

Not included in the computation of earnings per share, assuming dilution, for the three months ended March 31, 2015, were options to purchase 942,908 shares of the Company’s common stock. These potentially dilutive items were excluded because the Company incurred a loss during the periods and their inclusion would be anti-dilutive.

Not included in the computation of earnings per share, assuming dilution, for the three months ended March 31, 2014, were options to purchase 716,662 shares of the Company’s common stock. These potentially dilutive items were excluded because the Company incurred a loss during this period and their inclusion would be anti-dilutive.

8.           Commitments and Contingencies

Commitments:

Leases

The Company and its subsidiary lease certain manufacturing, laboratory and office facilities. The lease provides for the Company to pay its allocated share of insurance, taxes, maintenance and other costs of the leased property. Under the May 2, 2014 agreement, MTI Instruments has an option to terminate the lease as of December 1, 2016. If MTI Instruments terminates the lease prior to November 2019, MTI Instruments is required to reimburse the landlord for all unamortized costs that the landlord incurred for renovations to the leased space in conjunction with the lease renewal.

Future minimum rental payments required under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2015 are (dollars in thousands): $166 remaining in 2015, $222 in 2016, $224 in 2017, $218 in 2018 and $204 in 2019.

Warranties

Product warranty liabilities are included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets. Below is a reconciliation of changes in product warranty liabilities:

(Dollars in thousands)	Three Months Ended March 31,
	2015	2014
Balance, January 1	$17	$17
Accruals for warranties issued	4	3
Settlements made (in cash or in kind)	(2)	(3)
Balance, end of period	$19	$17

Employment Agreement

The Company has an employment agreement with one employee that provides certain payments upon termination of employment under certain circumstances, as defined in the agreement. As of March 31, 2015, the Company’s potential minimum obligation to this employee was approximately $72 thousand.

Contingencies:

Legal

We are subject to legal proceedings, claims and liabilities which arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.

9.           Line of Credit

On May 5, 2014, the Company entered into a revolving line of credit with Bank of America, N.A. (the Bank) to replace MTI Instruments’ prior line of credit. The Company may borrow under the existing line of credit from time to time up to $1 million to support its working capital needs. The line of credit is available until July 31, 2015 and may be renewed subject to all the terms and conditions as set forth in the Loan Agreement (the Loan). The Loan is payable no later than the expiration date of the Loan and interest is payable on the last day of each month beginning on May 30, 2014 and until payment has been made in full. The interest rate on funds borrowed under the line of credit is equal to the LIBOR Daily Floating Rate plus 2.75%. The Loan is secured by equipment and fixtures, inventory and receivables owned by the Company and guaranteed by MTI Instruments. The Company is required to hold a balance of $0 for 30 consecutive days during the period from May 5, 2014 through July 31, 2015, and each subsequent one-year period of the Loan, if any. Upon the occurrence of an event of default, the Bank may set off against our repayment obligations any amounts we maintain at the Bank. The Company is also subject to other restrictions as set forth in the Loan. As of March 31, 2015 and December 31, 2014, there were no amounts outstanding under the line of credit.

10.         Stock Based Compensation

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

The Mechanical Technology, Incorporated 2012 Equity Incentive Plan (the 2012 Plan) was adopted by the Company’s Board of Directors on April 14, 2012 and approved by stockholders on June 14, 2012. The 2012 Plan provides an initial aggregate number of 600,000 shares of common stock which may be awarded or issued. The number of shares which may be awarded under the 2012 Plan and awards outstanding can be subject to adjustment on account of any recapitalization, reclassification, stock split, reverse stock split and other dilutive changes in Common Stock. Under the 2012 Plan, the Board of Directors is authorized to issue stock options (incentive and nonqualified), stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisors of the Company and its subsidiaries. Incentive stock options may only be granted to employees of the Company and its subsidiaries.

During 2015, the Company granted 140,000 options to purchase the Company’s common stock from the 2014 Plan, which generally vest 25% on each of the first four anniversaries of the date of the award. The exercise price of these grants was $1.20 per share and was based on the closing market price of the Company’s common stock on the dates of grant. Using a Black-Scholes Option Pricing Model, the weighted average fair value of these options was $1.14 per share and was estimated at the date of grant.

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

11.         Related Party Transactions

MeOH Power, Inc.

As of March 31, 2015, the Company owned an aggregate of approximately 47.5% of MeOH Power, Inc.’s outstanding common stock, or 75,049,937 shares, and 54.5% of the common stock and warrants issued, which includes 31,904,136 warrants outstanding. The number of shares of MeOH Power, Inc.’s common stock authorized for issuance is 240,000,000 as of March 31, 2015.

On December 18, 2013, MeOH Power, Inc. and the Company executed a Senior Demand Promissory Note (the Note) in the amount of $380 thousand to secure the intercompany amounts due to the Company from MeOH Power, Inc. upon the deconsolidation of MeOH Power, Inc. Interest accrues on the Note at the Prime Rate in effect on the first business day of the month, as published in the Wall Street Journal. At the Company’s option, all or part of the principal and interest due on this Note may be converted to shares of common stock of MeOH Power, Inc. at a rate of $0.07 per share. Interest began accruing on January 1, 2014. At December 31, 2013, the Company recorded a full allowance against the Note. In 2014, $115 thousand was received from MeOH Power, Inc. in principle and interest and an additional $20 thousand was released from the allowance in advance of a January 2015 payment from MeOH Power, Inc. As of March 31, 2015 and December 31, 2014, $260 thousand and $278 thousand, respectively, of principal and interest are available to convert into shares of common stock of MeOH Power, Inc. Any adjustments to the allowance are recorded as miscellaneous expense during the period incurred.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, the terms “we,” “us,” and “our” refer to Mechanical Technology, Incorporated, a New York Corporation and “MTI Instruments” refers to MTI Instruments, Incorporated, a New York corporation and our wholly-owned subsidiary.

The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and the related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2014 contained in our 2014 Annual Report on Form 10-K.

In addition to historical information, the following discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements. Important factors that could cause actual results to differ include those set forth in Part I Item 1A-Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed on March 5, 2015 and elsewhere in this Quarterly Report on Form 10-Q. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q. Please see “Statement Concerning Forward-Looking Statements” below.

Overview

MTI’s core business is conducted through MTI Instruments, Inc., a wholly-owned subsidiary. MTI Instruments is a supplier of precision linear displacement solutions, vibration measurement and system balancing solutions, precision tensile measurement systems and wafer inspection tools, serving markets that require 1) the precise measurements and control of products and processes in automated manufacturing, assembly, and consistent operation of complex machinery, 2) metrology tools for semiconductor and solar wafer characterization, tensile stage systems for materials testing and precision linear displacement gauges all for use in academic and industrial research and development settings, and 3) engine balancing and vibration analysis systems for both military and commercial aircraft.

We are continuously working on ways to increase our sales reach, including expanded worldwide sales coverage and enhanced internet marketing.

Results of Operations

Results of Operations for the Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014.

MTI Instruments, Inc.

Product Revenue: Product revenue consists of revenue recognized from the MTI Instruments’ product lines.

Product revenue for the three months ended March 31, 2015 increased by $254 thousand, or 18.4%, to $1.6 million from $1.4 million during the three months ended March 31, 2014. This increase in product revenue was attributable to an increase in commercial sales of portable balancing systems, as well as an increase in shipment of instruments to Europe. For the three months ended March 31, 2015, the largest commercial customer for the segment was a U.S. manufacturer of jet engines, which accounted for $166 thousand, or 10.2%, of the first quarter 2015 revenue. In 2014, the largest commercial customer for the segment was an Asian customer, which accounted for $201 thousand, or 14.5%, of the first quarter 2014 revenue. The U.S. Air Force was the largest government customer for the three months ended March 31, 2015 and accounted for $60 thousand, or 3.7%, of the first quarter 2015 revenue. NATO was the largest government customer for the three months ended March 31, 2014 and accounted for $153 thousand, or 11.0%, of the first quarter 2014 revenue.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands)		Revenues for the Three Months Ended March 31,		Contract Revenues to Date March 31,	Total Contract Orders Received to Date March 31,
Contract (1)	Expiration	2015	2014	2015	2015
$6.5 million U.S. Air Force Maintenance	09/27/2014 (2)	$—	$89	$5,001	$5,001
$4.1 million U.S. Air Force Systems	08/29/2015 (2)	$—	$—	$2,793	$2,793
$917 thousand U.S. Air Force Kit	09/30/2014 (2)	$—	$—	$769	$769

(1)          Contract values represent maximum potential values at time of contract placement and may not be representative of actual results.

(2)          Date represents expiration of contract, including the exercise of option extensions. At this time, no additional orders are expected under any of these specific contracts.

Cost of Product Revenue: Cost of product revenue includes the direct material and labor cost as well as an allocation of overhead costs that relate to the manufacturing of products we sell. In addition, cost of product revenue also includes the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations.

Cost of product revenue at MTI Instruments for the three months ended March 31, 2015 increased by $60 thousand, or 10.4%, to $638 thousand from $578 thousand during the three months ended March 31, 2014. This increase is primarily a result of the increased sales as discussed above under Product Revenue. Gross profit, as a percentage of product revenue, increased to 61.0%, compared to 58.1% for the same period in 2014 due to the composition of the product sales mix and improved inventory management.

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

Unfunded research and product development expenses at MTI Instruments for the three months ended March 31, 2015 increased by $14 thousand, or 3.9%, to $375 thousand from $361 thousand during the three months ended March 31, 2014. This increase was due to higher labor costs and additional material spending on current development projects.

Selling, General and Administrative Expenses: Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses at MTI Instruments for the three months ended March 31, 2015 increased by $137 thousand, or 25.4%, to $677 thousand from $540 thousand during the three months ended March 31, 2014. This increase is the result of additional staffing, including consultants, in the sales department, increased international travel and a $25 thousand reserve established for a potentially uncollectible receivable.

MTI Parent – Corporate Entity

Selling, General and Administrative Expenses: Selling, general and administrative expenses incurred by the Corporate Entity for the three months ended March 31, 2015 decreased by $2 thousand, or 0.7%, to $333 thousand from $335 thousand during the three months ended March 31, 2014.

Results of Consolidated Operations

Operating (Loss): Operating loss for the three months ended March 31, 2015 was $387 thousand compared to $432 thousand during the comparable 2014 period. This change in operating income was a result of the factors noted above, primarily the increase in product revenue at MTI Instruments.

Net (Loss): Net loss for the three months ended March 31, 2015 was $388 thousand compared to $432 thousand during the comparable 2014 period. The $44 thousand increase in net income is primarily attributable to the increase in product revenue at MTI Instruments.

Management’s Plan, Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Three Months Ended	Three Months Ended	Year Ended
	March 31,	March 31,	December 31,
	2015	2014	2014
Cash	$1,606	$739	$1,923
Working capital	2,386	1,372	2,763
Net (loss) income	(388)	(432)	740
Net cash (used in) provided by operating activities	(303)	(469)	686
Purchase of property, plant and equipment	(34)	(3)	(77)

The Company has historically incurred significant losses (the majority, until 2012, stemming from the direct methanol fuel cell product development and commercialization programs of MeOH Power, Inc.) and had a consolidated accumulated deficit of $118.2 million as of March 31, 2015. During the three months ended March 31, 2015, the Company had a net loss of $388 thousand, had cash used in operating activities totaling $303 thousand and had working capital of $2.4 million. Management believes that the Company currently has adequate resources to avoid cost cutting measures that could adversely affect the business. As of March 31, 2015, we had no debt, $5 thousand in capital expenditure commitments and approximately $1.6 million of cash available to fund our operations.

If production levels rise at MTI Instruments, additional capital equipment may be required in the foreseeable future. We expect to spend approximately $400 thousand on capital equipment and $1.5 million in research and development on MTI Instruments’ products during 2015. We expect to finance any future expenditures and continue funding our operations from our current cash position and our projected 2015 cash flow pursuant to management’s current plan. We may also seek to supplement our resources with additional credit facilities and/or through sales of stock or assets. Besides the Company’s line of credit, the Company has no other formal commitments for funding future needs of the organization at this time and such additional financing during 2015, if required, may not be available to us on acceptable terms or at all.

While it cannot be assured, management believes that, due in part to our current working capital level, recent replacements in sales and engineering staff, improved inventory management and stabilized spending, the Company should, for the full-year 2015, continue the positive cash flows it experienced during 2014 to fund the Company’s active operations for the foreseeable future. However, if revenue estimates are delayed or missed, the Company may need to implement additional steps to ensure liquidity including, but not limited to, the deferral of planned capital spending and/or delaying existing or pending product development initiatives. Such steps, if required, could potentially have a material and adverse effect on our business, results of operations and financial condition.

Line of Credit

On May 5, 2014, the Company entered into a revolving line of credit with Bank of America, N.A. (the Bank) to replace MTI Instruments’ prior line of credit. The Company may borrow under the existing line of credit from time to time up to $1 million to support its working capital needs. The line of credit is available until July 31, 2015 and may be renewed subject to all the terms and conditions as set forth in the Loan Agreement (the Loan). The Loan is payable no later than the expiration date of the Loan and interest is payable on the last day of each month beginning on May 30, 2014 and until payment has been made in full. The interest rate on funds borrowed under the line of credit is equal to the LIBOR Daily Floating Rate plus 2.75%. The Loan is secured by equipment and fixtures, inventory and receivables owned by the Company and guaranteed by MTI Instruments. The Company is required to hold a balance of $0 for 30 consecutive days during the period from May 5, 2014 through July 31, 2015, and each subsequent one-year period of the Loan, if any. Upon the occurrence of an event of default, the Bank may set off against our repayment obligations any amounts we maintain at the Bank. The Company is also subject to other restrictions as set forth in the Loan. As of March 31, 2015 and December 31, 2014, there were no amounts outstanding under the line of credit.

Backlog, Inventory and Accounts Receivable

At March 31, 2015, our order backlog was $388 thousand, which was comparable to the $387 thousand at March 31, 2014 and lower than our $665 thousand backlog at December 31, 2014. The decrease in backlog from December 2014 was due to lower order activity from Asia during the first quarter of 2015.

Our inventory turnover ratios and average accounts receivable days outstanding for the trailing twelve month periods and their changes at March 31, 2015 and 2014 are as follows:

	2015	2014	Change
Inventory turnover	4.1	3.5	0.6
Average accounts receivable days outstanding	39	45	(6)

The current twelve-month inventory turns have improved as compared to the preceding twelve month period due to the increase in sales volume while maintaining comparable inventory levels.

The average accounts receivable days’ outstanding decreased six days during the last twelve months due to an increase in sales during the period to the US government, which pays within 30 days.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 2, Accounting Policies, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2014 includes a summary of our most significant accounting policies. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, income taxes and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Periodically, our management reviews our critical accounting estimates with the Audit Committee of our Board of Directors.

Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). Any statements contained in this Form 10-Q that are not statements of historical fact may be forward-looking statements. When we use the words “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” “should,” “could,” “may,” “will” and similar words or phrases, we are identifying forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding:

●	projected taxable income and the ability to use deferred tax assets;
●	management’s belief that it will have adequate resources to fund the Company’s operations and capital expenditures over at least the next twelve months;
●	anticipated levels of future earnings and positive cash flow for 2015;
●	the expectation that cost-cutting measures will be avoided;
●	future capital expenditures and spending on research and development;
●	needing to purchase equipment; and
●	expected funding of future cash expenditures.

Forward-looking statements involve risks, uncertainties, estimates and assumptions which may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. Important factors that could cause these differences include the following:

●	statements with respect to management’s strategy and planned initiatives;
●	sales revenue growth may not be achieved or maintained;
●	the dependence of our business on a small number of customers and potential loss of government contracts – particularly in light of potential cuts that may be imposed as a result of U.S. government budget appropriations;
●	our lack of long-term purchase commitments from our customers and the ability of our customers to cancel, reduce, or delay orders for our products;

●	our inability to build and maintain relationships with our customers;
●	our inability to develop and utilize new technologies that address the needs of our customers;
●	the cyclical nature of the electronics and military industries;
●	the uncertainty of the U.S. and global economy;
●	the impact of future exchange rate fluctuations;
●	failure of our strategic alliances to achieve their objectives or perform as contemplated and the risk of cancellation or early termination of such alliance by either party;
●	the loss of services of one or more of our key employees or the inability to hire, train, and retain key personnel;
●	risks related to protection and infringement of intellectual property;
●	our occasional dependence on sole suppliers or a limited group of suppliers;
●	our ability to generate income to realize the tax benefit of our historical net operating losses;
●	risks related to the limitation of the use, for tax purposes, of our net historical operating losses in the event of certain ownership changes; and
●	other factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of MTI’s disclosure controls and procedures as of March 31, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.           Legal Proceedings

At any point in time, we may be involved in various lawsuits or other legal proceedings. Such lawsuits could arise from the sale of products or services or from other matters relating to our regular business activities, compliance with various governmental regulations and requirements, or other transactions or circumstances. We do not believe there are any such proceedings presently pending. See Note 8, Commitments and Contingencies, to our condensed consolidated financial statements for further information.

Item 1A.        Risk Factors

Part II, Item 1A (Risk Factors) of our most recently filed Annual Report on Form 10-K with the Securities and Exchange Commission (SEC), filed on March 5, 2015, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Except to the extent that information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters described in Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations – Statement Concerning Forward Looking Statements), there have been no material changes to our risk factors disclosed in our most recently filed Annual Report on Form 10-K. However, those risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.

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

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text and including detailed tags: (i) Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014; (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014; (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014; and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mechanical Technology, Incorporated

Date: May 7, 2015	By:	/S/ Kevin G. Lynch
Kevin G. Lynch Chief Executive Officer

	By:	/S/ Frederick W. Jones
Frederick W. Jones Chief Financial Officer

