Form 10-Q
period 2015-06-30
MECHANICAL TECHNOLOGY INC
filed 2015-08-06
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value of $0.01 per share, outstanding as of July 31, 2015 was 5,258,883.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mechanical Technology, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2015 (Unaudited) and December 31, 2014

(Dollars in thousands, except per share)	June 30,	December 31,
	2015	2014
Assets
Current Assets:
Cash	$1,471	$1,923
Accounts receivable – less allowances of $25 in 2015 and $0 in 2014	1,154	1,196
Notes receivable – related party, net	—	20
Inventories	715	773
Deferred income taxes, net	20	20
Prepaid expenses and other current assets	76	92
Total Current Assets	3,436	4,024
Deferred income taxes, net	1,315	1,315
Property, plant and equipment, net	152	140
Total Assets	$4,903	$5,479

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$249	$216
Accrued liabilities	974	1,045
Total Current Liabilities	1,223	1,261

Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 75,000,000; 6,263,975 issued in both 2015 and 2014	63	63
Additional paid-in capital	135,765	135,698
Accumulated deficit	(118,394)	(117,789)
Common stock in treasury, at cost, 1,005,092 shares in both 2015 and 2014	(13,754)	(13,754)
Total Stockholders’ Equity	3,680	4,218
Total Liabilities and Stockholders’ Equity	$4,903	$5,479

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mechanical Technology, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Six Months Ended June 30, 2015 and 2014

(Dollars in thousands, except per share)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Product revenue	$1,951	$2,478	$3,587	$3,860
Operating costs and expenses:
Cost of product revenue	733	997	1,371	1,576
Unfunded research and product development expenses	378	371	754	732
Selling, general and administrative expenses	1,048	932	2,057	1,806
Operating (loss) income	(208)	178	(595)	(254)
Other income, net	—	—	—	—
(Loss) income before income taxes	(208)	178	(595)	(254)
Income tax expense	(10)	—	(10)	—
Net (loss) income	$(218)	$178	$(605)	$(254)

Income (loss) per share attributable to MTI (Basic)	$(.04)	$.03	$(.12)	$(.05)
Income (loss) per share attributable to MTI (Diluted)	$(.04)	$.03	$(.12)	$(.05)

Weighted average shares outstanding (Basic)	5,258,883	5,256,883	5,258,883	5,256,883
Weighted average shares outstanding (Diluted)	5,258,883	5,495,461	5,258,883	5,256,883

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity

For the Year Ended December 31, 2014

and the Six Months Ended June 30, 2015 (Unaudited)

(Dollars in thousands, except per share)	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity (Deficit)

January 1, 2014	6,261,975	$63	$135,612	$(118,529)	1,005,092	$(13,754)	$3,392

Net income	-	-	-	740	-	-	740

Stock based compensation	-	-	85	-	-	-	85

Issuance of shares – option exercises	2,000	-	1	-	-	-	1

December 31, 2014	6,263,975	$63	$135,698	$(117,789)	1,005,092	$(13,754)	$4,218

Net loss	-	-	-	(605)	-	-	(605)

Stock based compensation	-	-	67	-	-	-	67

June 30, 2015	6,263,975	$63	$135,765	$(118,394)	1,005,092	$(13,754)	$3,680

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2015 and 2014

(Dollars in thousands)	Six Months Ended June 30,
	2015	2014
Operating Activities
Net loss	$(605)	$(254)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	39	46
Provision for bad debts	25	—
Stock based compensation	67	38
Provision for excess and obsolete inventories	11	9
Changes in operating assets and liabilities:
Accounts receivable	17	(518)
Inventories	47	(85)
Prepaid expenses and other current assets	16	23
Accounts payable	33	380
Accrued liabilities	(71)	(44)
Net cash used in operating activities	(421)	(405)
Investing Activities
Purchases of equipment	(51)	(32)
Principle payments from notes receivable – related party	20	—
Net cash used in investing activities	(31)	(32)
Decrease in cash	(452)	(437)
Cash – beginning of period	1,923	1,211
Cash – end of period	$1,471	$774

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

Liquidity

The Company has incurred significant losses primarily due to its past efforts to fund direct methanol fuel cell product development and commercialization programs, and has an accumulated deficit of approximately $118.4 million and working capital of approximately $2.2 million at June 30, 2015.

Based on the Company’s projected cash requirements for operations and capital expenditures for 2015, its current available cash of approximately $1.5 million, the $2.5 million available from its existing credit facilities, current cash flow requirements and revenue and expense projections, management believes it will have adequate resources to fund operations and capital expenditures for at least the next twelve months.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2014 has been derived from the Company’s audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015 and June 30, 2014.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MTI Instruments. All intercompany balances and transactions are eliminated in consolidation.

The Company records its investment in MeOH Power, Inc. using the equity method of accounting. The fair value of the Company’s interest in MeOH Power, Inc. has been determined to be $0 as of June 30, 2015 and December 31, 2014, based on MeOH Power, Inc.’s net position and expected cash flows. As of June 30, 2015, the Company retained its ownership of approximately 47.5% of MeOH Power, Inc.’s outstanding common stock, or 75,049,937 shares, and 54.8% of the common stock and warrants issued, which includes 31,904,136 warrants outstanding.

3.            Accounts Receivable

Accounts receivables consist of the following at:

(Dollars in thousands)	June 30, 2015	December 31, 2014

U.S. and State Government	$14	$3
Commercial	1,165	1,193
Allowance for doubtful accounts	(25)	—
Total	$1,154	$1,196

For the six months ended June 30, 2015 and 2014, the largest commercial customer represented 6.7% and 14.0%, respectively, and the largest governmental agency represented 3.6% and 22.5%, respectively, of the Company’s product revenue. As of June 30, 2015 and December 31, 2014, the largest commercial receivable represented 16.6% and 9.1%, respectively, and the largest governmental receivable represented 1.2% and 0.2%, respectively, of the Company’s accounts receivable.

4.            Inventories

Inventories consist of the following at:

(Dollars in thousands)	June 30, 2015	December 31, 2014

Finished goods	$267	$314
Work in process	146	161
Raw materials	302	298
Total	$715	$773

5.            Property, Plant and Equipment

Property, plant and equipment consist of the following at:

(Dollars in thousands)	June 30, 2015	December 31, 2014

Leasehold improvements	$39	$39
Computers and related software	1,052	1,035
Machinery and equipment	848	817
Office furniture and fixtures	62	61
	2,001	1,952
Less: Accumulated depreciation	1,849	1,812
	$152	$140

Depreciation expense was $39 thousand and $83 thousand for the six months ended June 30, 2015 and the year ended December 31, 2014, respectively.

6.            Income Taxes

During the three and six months ended June 30, 2015, the Company’s effective income tax rate was 4.8% and 1.7%, respectively. The projected annual effective tax rate is less than the Federal statutory rate of 34%, primarily due to permanent differences, the change in the valuation allowance and changes to estimated taxable income for 2015. For the three and six months ended June 30, 2014, the Company’s effective income tax rate was 0%, respectively. Income tax expense of $10 thousand for the three and six months ended June 30, 2015, respectively, related to an adjustment of the prior period estimated tax accrual.

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

The Company has determined that it expects to generate sufficient levels of pre-tax earnings in the future to realize the net deferred tax assets recorded on the balance sheet at June 30, 2015. The Company has projected such pre-tax earnings utilizing a combination of historical and projected results, taking into consideration existing levels of permanent differences, non-deductible expense and the reversal of significant temporary differences. We project that our taxable income for the next three years is adequate to ensure the realizability of the $1.3 million of deferred tax assets recorded on our balance sheet at June 30, 2015. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowance on a quarterly basis.

The Company believes that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate, because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. The Company based the estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. The valuation allowance was $16.9 million at June 30, 2015 and $16.7 million at December 31, 2014. The Company will continue to evaluate the ability to realize its deferred tax assets and related valuation allowances on a quarterly basis.

7.            Stockholders’ Equity

Common Stock

The Company has one class of common stock, par value $.01. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. As of June 30, 2015 and December 31, 2014, there were 5,258,883 shares of common stock issued and outstanding.

Reservation of Shares

The Company had reserved common shares for future issuance as follows as of June 30, 2015:

Stock options outstanding	942,689
Common stock available for future equity awards or issuance of options	266,500
Number of common shares reserved	1,209,189

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

Not included in the computation of earnings per share, assuming dilution, for the three and six months ended June 30, 2015, were options to purchase 942,689 shares of the Company’s common stock. These potentially dilutive items were excluded because the Company incurred a loss during the periods and their inclusion would be anti-dilutive.

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

Future minimum rental payments required under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2015 are (dollars in thousands): $111 remaining in 2015, $222 in 2016, $224 in 2017, $218 in 2018 and $204 in 2019.

Warranties

Product warranty liabilities are included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets. Below is a reconciliation of changes in product warranty liabilities:

(Dollars in thousands)	Six Months Ended June 30,
	2015	2014
Balance, January 1	$17	$17
Accruals for warranties issued	9	10
Settlements made (in cash or in kind)	(7)	(6)
Balance, end of period	$19	$21

Employment Agreement

The Company has an employment agreement with one employee that provides certain payments upon termination of employment under certain circumstances, as defined in the agreement. As of June 30, 2015, the Company’s potential minimum obligation to this employee was approximately $76 thousand.

Contingencies:

Legal

We are subject to legal proceedings, claims and liabilities which arise in the ordinary course of business. We accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.

9.            Debt

On June 16, 2015, the Company entered into a Loan Agreement (the Loan) with Bank of America, N.A. (the Bank) to replace its previous line of credit with the Bank discussed below. The Loan contains three different credit facilities for our use in future capital requirements and strategic initiatives. All the credit facilities under the Loan are available until July 31, 2016 and may be renewed subject to all the terms and conditions as set forth in the Loan. Except as otherwise stated in the Loan, all interest and fees, if any, will be computed on the basis of a 360-day year and the actual number of days elapsed. The Loan is secured by equipment and fixtures, inventory and receivables owned by the Company and guaranteed by MTI Instruments. The Loan requires the Company to provide specified financial information within 120 days of the fiscal year end and maintain on a consolidated basis a Debt Service Coverage Ratio of at least 1.25 to 1.0. The Company is also subject to other restrictions as set forth in the Loan.

The Company may borrow under the Facility No. 1 Commitment revolving line of credit from time to time up to $1 million. This facility is similar to the line of credit that was entered into in May 2014. The Facility No. 1 Commitment is payable no later than the expiration date of the Loan and interest is payable on the last day of each month beginning on June 30, 2015 and until payment has been made in full. The interest rate on funds borrowed under the Facility No. 1 Commitment is equal to the LIBOR Daily Floating Rate plus 2.50%.

The Company may borrow under the Facility No. 2 Commitment non-revolving line of credit from time to time up to $1 million. Any amount borrowed under the Facility No. 2 Commitment permanently reduces the amount remaining available to borrow under this line of credit. Any principal borrowed under the Facility No. 2 Commitment is payable in equal installments beginning on August 31, 2016, and on the same day of each month thereafter, and ending on July 31, 2021 (the Repayment Period) and may be prepaid in full or in part at any time. The interest rate on funds borrowed under the Facility No. 2 Commitment is equal to the LIBOR Rate (Adjusted Periodically) plus 2.50% and will be adjusted on the first day of the month of every month (the Adjustment Date) and remain fixed until the next Adjustment Date. This facility provides for payment of any accrued interest on June 30, 2015, and then on the last day of each month thereafter until payment in full of any principal outstanding under this facility. Each prepayment of an amount bearing interest must be accompanied by the amount of accrued interest on the amount prepaid and a prepayment fee. During the Repayment Period, the Company has a one-time option to convert the interest rate on the loan from the rate specified above to a fixed rate, provided no event of default exists.

The Company may borrow under the Facility No. 3 Commitment non-revolving line of credit from time to time up to $500 thousand. Any amount borrowed under the Facility No. 3 Commitment permanently reduces the amount remaining available to borrow under this line of credit. Any principal borrowed under the Facility No. 3 Commitment is payable in equal installments beginning on August 31, 2016, and on the same day of each month thereafter, and ending on July 31, 2021 (the Repayment Period) and may be prepaid in full or in part at any time. The interest rate on funds borrowed under the Facility No. 3 Commitment is equal to the LIBOR Rate (Adjusted Periodically) plus 2.50% and will be adjusted on the first day of the month of every month (the Adjustment Date) and remain fixed until the next Adjustment Date. This facility provides for payment of any accrued interest on June 30, 2015, and then on the last day of each month thereafter until payment in full of any principal outstanding under this facility. Each prepayment of an amount bearing interest must be accompanied by the amount of accrued interest on the amount prepaid and a prepayment fee. During the Repayment Period, the Company has a one-time option to convert the interest rate on the loan from the rate specified above to a fixed rate, provided no event of default exists.

As of June 30, 2015, there were no amounts outstanding under these credit facilities.

On May 5, 2014, the Company entered into a revolving line of credit with the Bank. The Company was allowed to borrow under the line of credit from time to time up to $1 million to support its working capital needs. The line of credit was available until July 31, 2015. The loan was payable no later than the expiration date of the loan and interest was payable on the last day of each month beginning on May 30, 2014 and until payment was made in full. The interest rate on funds borrowed under the line of credit was equal to the LIBOR Daily Floating Rate plus 2.75%. The loan was secured by equipment and fixtures, inventory and receivables owned by the Company and guaranteed by MTI Instruments. The Company was required to hold a balance of $0 for 30 consecutive days during the period from May 5, 2014 through July 31, 2015, and each subsequent one-year period of the loan, if any. Upon the occurrence of an event of default, the Bank was allowed to set off against our repayment obligations any amounts we maintained at the Bank. The Company was also subject to other restrictions as set forth in the loan. As of June 30, 2015 and December 31, 2014, there were no amounts outstanding under this line of credit.

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

11.             Related Party Transactions

MeOH Power, Inc.

As of June 30, 2015, the Company owned an aggregate of approximately 47.5% of MeOH Power, Inc.’s outstanding common stock, or 75,049,937 shares, and 54.8% of the common stock and warrants issued, which includes 31,904,136 warrants outstanding. The number of shares of MeOH Power, Inc.’s common stock authorized for issuance is 240,000,000 as of June 30, 2015.

On December 18, 2013, MeOH Power, Inc. and the Company executed a Senior Demand Promissory Note (the Note) in the amount of $380 thousand to secure the intercompany amounts due to the Company from MeOH Power, Inc. upon the deconsolidation of MeOH Power, Inc. Interest accrues on the Note at the Prime Rate in effect on the first business day of the month, as published in the Wall Street Journal. At the Company’s option, all or part of the principal and interest due on this Note may be converted to shares of common stock of MeOH Power, Inc. at a rate of $0.07 per share. Interest began accruing on January 1, 2014. At December 31, 2013, the Company recorded a full allowance against the Note. In 2014, $115 thousand was received from MeOH Power, Inc. in principle and interest and an additional $20 thousand was released from the allowance in advance of a January 2015 payment from MeOH Power, Inc. As of June 30, 2015 and December 31, 2014, $262 thousand and $278 thousand, respectively, of principal and interest are available to convert into shares of common stock of MeOH Power, Inc. Any adjustments to the allowance are recorded as miscellaneous expense during the period incurred.

12.             New Accounting Pronouncements

The Company considered the applicability and impact of all accounting standard updates (ASUs). ASUs were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

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

In addition to historical information, the following discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements.  Important factors that could cause actual results to differ include those set forth in Part I Item 1A-Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, as filed on March 5, 2015, and elsewhere in this Quarterly Report on Form 10-Q. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q. Please see “Statement Concerning Forward-Looking Statements” below.

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

Recent Developments

On June 11, 2015, the Board of Directors of the Company approved a share repurchase program of up to 525,000 shares of its outstanding shares of common stock. Stock may be purchased from time to time, in the open market or through private transactions, as market conditions warrant. Such stock repurchases, if and when commenced, may be suspended or discontinued at any time. Any repurchased shares will be held as treasury stock and available for general corporate purposes.

On June 16, 2015, the Company entered into a Loan Agreement (the Loan) with Bank of America, N.A. (the Bank) to replace its previous line of credit with the Bank. The Loan contains three different credit facilities for our use in future capital requirements and strategic initiatives. All the credit facilities under the Loan are available until July 31, 2016 and may be renewed subject to all the terms and conditions as set forth in the Loan. Except as otherwise stated in the Loan, all interest and fees, if any, will be computed on the basis of a 360-day year and the actual number of days elapsed. The Loan is secured by equipment and fixtures, inventory and receivables owned by the Company and guaranteed by MTI Instruments. The Loan requires the Company to provide specified financial information within 120 days of the fiscal year end and maintain on a consolidated basis a Debt Service Coverage Ratio of at least 1.25 to 1.0. The Company is also subject to other restrictions as set forth in the Loan. As of June 30, 2015, there were no amounts outstanding under these credit facilities. For additional information, see Note 9 to the condensed consolidated financial statements included in this report.

Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2015 Compared to the Three and Six Months Ended June 30, 2014.

MTI Instruments, Inc.

Product Revenue: Product revenue consists of revenue recognized from the MTI Instruments’ product lines.

Product revenue for the three months ended June 30, 2015 decreased by $527 thousand, or 21.3%, to $2.0 million from $2.5 million during the three months ended June 30, 2014. This decrease in product revenue was attributable to a decrease in government purchases from the U.S. Air Force. For the three months ended June 30, 2015, the largest commercial customer for the segment was a system integrator in the U.S., which accounted for $242 thousand, or 12.4%, of the second quarter 2015 revenue. In 2014, the largest commercial customer for the segment was an Asian customer, which accounted for $540 thousand, or 21.8%, of the second quarter 2014 revenue. The U.S. Air Force was the largest government customer for the three months ended June 30, 2015 and 2014, accounting for $67 thousand, or 3.4%, and $770 thousand, or 31.1%, respectively, of revenue for the three month periods ended June 30, 2015 and 2014.

Product revenue for the six months ended June 30, 2015 decreased by $273 thousand, or 7.1%, to $3.6 million from $3.9 million during the six months ended June 30, 2014. This decrease in product revenue was attributable to a decrease in government purchases from the U.S. Air Force. For the six months ended June 30, 2015, the largest commercial customer for the segment was a system integrator in the U.S., which accounted for $242 thousand, or 6.7%, of the year-to-date 2015 revenue. In 2014, the largest commercial customer for the segment was an Asian customer, which accounted for $540 thousand, or 14.0%, of the revenue during the six months ended June 30, 2014. The U.S. Air Force was the largest government customer for the six months ended June 30, 2015 and 2014, accounting for $127 thousand, or 3.6%, and $870 thousand, or 22.5%, respectively, of revenue for the six month periods ended June 30, 2015 and 2014.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands)		Revenues for the Three Months Ended June 30,		Revenues for the Six Months Ended June 30,		Contract Revenues to Date June 30,	Total Contract Orders Received to Date June 30,
Contract (1)	Expiration	2015	2014	2015	2014	2015	2015

$6.5 million U.S. Air Force Maintenance	09/27/2014 (2)	$—	$139	$—	$228	$5,001	$5,001
$4.1 million U.S. Air Force Systems	08/29/2015 (2)	$—	$627	$—	$627	$2,793	$2,793
$917 thousand U.S. Air Force Kit	09/30/2014 (2)	$—	$—	$—	$—	$769	$769

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

Cost of product revenue at MTI Instruments for the three months ended June 30, 2015 decreased by $264 thousand, or 26.5%, to $733 thousand from $997 thousand during the three months ended June 30, 2014. Cost of product revenue at MTI Instruments for the six months ended June 30, 2015 decreased by $205 thousand, or 13.0%, to $1.4 million from $1.6 million during the six months ended June 30, 2014. These decreases are primarily a result of the decreased sales as discussed above under Product Revenue. Gross profit, as a percentage of product revenue, increased to 62.4% for the three month period and 61.8% for the six month period ending June 30, 2015, compared to 59.8% and 59.2%, respectively, for the same periods in 2014. The enhancement in gross margin percentage is due to the current customer mix consisting of a higher percentage of domestic sales, along with on going efforts to reduce manufacturing costs and improve inventory management.

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

Unfunded research and product development expenses at MTI Instruments for the three months ended June 30, 2015 increased by $7 thousand, or 2.0%, to $378 thousand from $371 thousand during the three months ended June 30, 2014. Unfunded research and product development expenses at MTI Instruments for the six months ended June 30, 2015 increased by $22 thousand, or 2.9%, to $754 thousand from $732 thousand during the six months ended June 30, 2014. These increases were due to higher labor costs, partially offset by a decrease in material spending on current development projects.

Selling, General and Administrative Expenses: Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses at MTI Instruments for the three months ended June 30, 2015 increased by $114 thousand, or 20.2%, to $683 thousand from $569 thousand during the three months ended June 30, 2014. This increase is the result of additional staffing, including consultants, in the sales department and increased international travel.

Selling, general and administrative expenses at MTI Instruments for the six months ended June 30, 2015 increased by $252 thousand, or 22.7%, to $1.4 million from $1.1 million during the six months ended June 30, 2014. This increase is the result of additional staffing, including consultants, in the sales department, increased international travel and a $25 thousand reserve established during the 2015 period for a potentially uncollectible receivable.

MTI Parent – Corporate Entity

Selling, General and Administrative Expenses: Selling, general and administrative expenses incurred by the Corporate Entity for the three months ended June 30, 2015 increased by $2 thousand, or 0.4%, to $365 thousand from $363 thousand during the three months ended June 30, 2014.

Selling, general and administrative expenses incurred by the Corporate Entity for the six months ended June 30, 2015 decreased by $1 thousand, or 0.09%, to $697 thousand from $698 thousand during the six months ended June 30, 2014.

Results of Consolidated Operations

Operating (Loss) Income: Operating loss for the three months ended June 30, 2015 was $208 thousand compared to operating income of $178 thousand during the comparable 2014 period. Operating loss for the six months ended June 30, 2015 was $595 thousand compared to $254 thousand during the comparable 2014 period. These changes in operating income were a result of the factors noted above, primarily the decrease in product revenue at MTI Instruments.

Income Tax Expense: Income tax expense for the three months ended June 30, 2015 and 2014 was $10 thousand and $0, respectively. Our income tax rate for the three months ended June 30, 2015 and 2014 was 4.8% and 0%, respectively.

Income tax expense for the six months ended June 30, 2015 and 2014 was $10 thousand and $0, respectively. Our income tax rate for the six months ended June 30, 2015 and 2014 was 1.7% and 0%, respectively.

Net (Loss) Income: Net loss for the three months ended June 30, 2015 was $218 thousand compared to net income of $178 thousand during the comparable 2014 period. The decrease in net income is primarily attributable to the decrease in product revenue at MTI Instruments.

Net loss for the six months ended June 30, 2015 was $605 thousand compared to $254 thousand during the comparable 2014 period. The decrease in net loss is primarily attributable to the decrease in product revenue at MTI Instruments.

Management’s Plan, Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Six Months Ended	Six Months Ended	Year Ended
	June 30,	June 30,	December 31,
	2015	2014	2014
Cash	$1,471	$774	$1,923
Working capital	2,213	1,568	2,763
Net (loss) income	(605)	(254)	740
Net cash (used in) provided by operating activities	(421)	(405)	686
Purchase of property, plant and equipment	(51)	(32)	(77)

The Company has historically incurred significant losses (the majority, until 2012, stemming from the direct methanol fuel cell product development and commercialization programs of MeOH Power, Inc.) and had a consolidated accumulated deficit of $118.4 million as of June 30, 2015. During the six months ended June 30, 2015, the Company had a net loss of $605 thousand, had cash used in operating activities totaling $421 thousand and had working capital of $2.2 million. Management believes that the Company currently has adequate resources to avoid cost cutting measures that could adversely affect the business. As of June 30, 2015, we had no debt, no capital expenditure commitments and approximately $1.5 million of cash available to fund our operations.

If production levels rise at MTI Instruments, additional capital equipment may be required in the foreseeable future. We expect to spend approximately $125 thousand on capital equipment and $1.5 million in research and development on MTI Instruments’ products during 2015. We expect to finance any future expenditures and continue funding our operations from our current cash position and our projected 2015 cash flow pursuant to management’s current plan. We may also seek to supplement our resources with additional credit facilities and/or through sales of stock or assets. Besides the Company’s lines of credit, the Company has no other formal commitments for funding future needs of the organization at this time and such additional financing during 2015, if required, may not be available to us on acceptable terms or at all.

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

Debt

On June 16, 2015, the Company entered into a Loan Agreement (the Loan) with Bank of America, N.A. (the Bank) to replace its previous line of credit with the Bank discussed below. The Loan contains three different credit facilities for our use in future capital requirements and strategic initiatives. All the credit facilities under the Loan are available until July 31, 2016 and may be renewed subject to all the terms and conditions as set forth in the Loan. Except as otherwise stated in the Loan, all interest and fees, if any, will be computed on the basis of a 360-day year and the actual number of days elapsed. The Loan is secured by equipment and fixtures, inventory and receivables owned by the Company and guaranteed by MTI Instruments. The Loan requires the Company to provide specified financial information within 120 days of the fiscal year end and maintain on a consolidated basis a Debt Service Coverage Ratio of at least 1.25 to 1.0. The Company is also subject to other restrictions as set forth in the Loan. As of June 30, 2015, there were no amounts outstanding under these credit facilities. For additional information regarding these credit facilities, see Note 9 to the condensed consolidated financial statements included in this report.

On May 5, 2014, the Company entered into a revolving line of credit with the Bank. The Company was allowed to borrow under the line of credit from time to time up to $1 million to support its working capital needs. The line of credit was available until July 31, 2015. The loan was payable no later than the expiration date of the Loan and interest was payable on the last day of each month beginning on May 30, 2014 and until payment was made in full. As of June 30, 2015 and December 31, 2014, there were no amounts outstanding under this line of credit. For additional information regarding this line of credit, see Note 9 to the condensed consolidated financial statements included in this report.

Backlog, Inventory and Accounts Receivable

At June 30, 2015, our order backlog was $319 thousand compared to $709 thousand at June 30, 2014 and $665 thousand at December 31, 2014. The decrease in backlog from December 2014 was due to lower domestic instrument order activity during the second quarter of 2015.

Our inventory turnover ratios and average accounts receivable days outstanding for the trailing twelve month periods and their changes at June 30, 2015 and 2014 are as follows:

	2015	2014	Change
Inventory turnover	3.8	3.8	—
Average accounts receivable days outstanding	44	42	2

The current twelve-month inventory turns remained the same as the preceding twelve month period.

The average accounts receivable days’ outstanding increased two days during the last twelve months due to an increase in international commercial sales, as international customers take slightly longer to pay.

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

  anticipated positive cash flow for 2015;

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of MTI’s disclosure controls and procedures as of June 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.           Defaults Upon Senior Securities

None

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

Not applicable.

Item 6.           Exhibits

Exhibit No.	Description
10.1	Loan Agreement dated June 16, 2015 between Mechanical Technology, Incorporated and Bank of America, N.A.
31.1	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Kevin G. Lynch
31.2	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Frederick W. Jones
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Kevin G. Lynch
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Frederick W. Jones
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

All other exhibits for which no other filing information is given are filed herewith.

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text and including detailed tags: (i) Condensed Consolidated Balance Sheets at June 30, 2015 and December 31, 2014; (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2015 and 2014; (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2015 and 2014; and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mechanical Technology, Incorporated
Date: August 6, 2015	By:	/S/ Kevin G. Lynch
Kevin G. Lynch Chief Executive Officer
	By:	/S/ Frederick W. Jones
Frederick W. Jones Chief Financial Officer