Form 10-Q
period 2015-09-30
MECHANICAL TECHNOLOGY INC
filed 2015-11-05
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 ______________

FORM 10-Q

______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The number of shares of common stock, par value of $0.01 per share, outstanding as of October 30, 2015 was 5,258,883.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mechanical Technology, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

As of September 30, 2015 (Unaudited) and December 31, 2014

(Dollars in thousands, except per share)	September 30,	December 31,
	2015	2014
Assets
Current Assets:
Cash	$899	$1,923
Accounts receivable – less allowances of $54 in 2015 and $0 in 2014	891	1,196
Notes receivable – related party, net	—	20
Inventories	1,012	773
Deferred income taxes, net	20	20
Prepaid expenses and other current assets	72	92
Total Current Assets	2,894	4,024
Deferred income taxes, net	1,315	1,315
Property, plant and equipment, net	136	140
Total Assets	$4,345	$5,479

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$225	$216
Accrued liabilities	1,013	1,045
Total Current Liabilities	1,238	1,261

Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 75,000,000; 6,263,975 issued in both 2015 and 2014	63	63
Additional paid-in capital	135,802	135,698
Accumulated deficit	(119,004)	(117,789)
Common stock in treasury, at cost, 1,005,092 shares in both 2015 and 2014	(13,754)	(13,754)
Total Stockholders’ Equity	3,107	4,218
Total Liabilities and Stockholders’ Equity	$4,345	$5,479

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mechanical Technology, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Nine Months Ended September 30, 2015 and 2014

(Dollars in thousands, except per share)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Product revenue	$1,296	$1,940	$4,883	$5,800
Operating costs and expenses:
Cost of product revenue	572	781	1,943	2,356
Research and product development expenses	352	309	1,106	1,041
Selling, general and administrative expenses	968	899	3,025	2,705
Operating loss	(596)	(49)	(1,191)	(302)
Other loss, net	(1)	—	(1)	—
Loss before income taxes	(597)	(49)	(1,192)	(302)
Income tax expense	(13)	(4)	(23)	(5)
Net loss	$(610)	$(53)	$(1,215)	$(307)

Loss per share (Basic and Diluted)	$(.12)	$(.01)	$(.23)	$(.06)

Weighted average shares outstanding (Basic and Diluted)	5,258,883	5,256,883	5,258,883	5,256,883

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity

For the Year Ended December 31, 2014

and the Nine Months Ended September 30, 2015 (Unaudited)

(Dollars in thousands, except per share)	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity (Deficit)

January 1, 2014	6,261,975	$63	$135,612	$(118,529)	1,005,092	$(13,754)	$3,392

Net income	-	-	-	740	-	-	740

Stock based compensation	-	-	85	-	-	-	85

Issuance of shares – option exercises	2,000	-	1	-	-	-	1

December 31, 2014	6,263,975	$63	$135,698	$(117,789)	1,005,092	$(13,754)	$4,218

Net loss	-	-	-	(1,215)	-	-	(1,215)

Stock based compensation	-	-	104	-	-	-	104

September 30, 2015	6,263,975	$63	$135,802	$(119,004)	1,005,092	$(13,754)	$3,107

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2015 and 2014

(Dollars in thousands)	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net loss	$(1,215)	$(307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	59	65
Provision for bad debts	54	—
Stock based compensation	104	60
Provision for excess and obsolete inventories	51	43
Changes in operating assets and liabilities:
Accounts receivable	251	(154)
Inventories	(290)	(152)
Prepaid expenses and other current assets	20	27
Accounts payable	9	94
Accrued liabilities	(32)	79
Net cash used in operating activities	(989)	(245)
Investing Activities
Purchases of equipment	(55)	(56)
Principle payments from notes receivable – related party	20	—
Net cash used in investing activities	(35)	(56)
Decrease in cash	(1,024)	(301)
Cash – beginning of period	1,923	1,211
Cash – end of period	$899	$910

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

Liquidity

The Company has incurred significant losses primarily due to its past efforts to fund direct methanol fuel cell product development and commercialization programs, and has an accumulated deficit of approximately $119.0 million and working capital of approximately $1.7 million at September 30, 2015.

Based on the Company’s projected cash requirements for operations and capital expenditures, its current available cash of approximately $900 thousand, up to $2.5 million available from its existing credit facilities, current cash flow requirements and revenue and expense projections, management believes it will have adequate resources to fund operations and capital expenditures for at least the next twelve months.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2014 has been derived from the Company’s audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015 and September 30, 2014.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MTI Instruments. All intercompany balances and transactions are eliminated in consolidation.

The Company records its investment in MeOH Power, Inc. using the equity method of accounting. The fair value of the Company’s interest in MeOH Power, Inc. has been determined to be $0 as of September 30, 2015 and December 31, 2014, based on MeOH Power, Inc.’s net position and expected cash flows. As of September 30, 2015, the Company retained its ownership of approximately 47.5% of MeOH Power, Inc.’s outstanding common stock, or 75,049,937 shares, and 55.3% of the common stock and warrants issued, which includes 31,904,136 warrants outstanding.

3.             Accounts Receivable

Accounts receivables consist of the following at:

(Dollars in thousands)	September 30, 2015	December 31, 2014

U.S. and State Government	$122	$3
Commercial	823	1,193
Allowance for doubtful accounts	(54)	—
Total	$891	$1,196

For the nine months ended September 30, 2015 and 2014, the largest commercial customer represented 6.4% and 12.6%, respectively, and the largest governmental agency represented 5.2% and 22.1%, respectively, of the Company’s product revenue. As of September 30, 2015 and December 31, 2014, the largest commercial receivable represented 15.1% and 9.1%, respectively, and the largest governmental receivable represented 13.7% and 0.2%, respectively, of the Company’s accounts receivable.

4.             Inventories

Inventories consist of the following at:

(Dollars in thousands)	September 30, 2015	December 31, 2014

Finished goods	$369	$314
Work in process	287	161
Raw materials	356	298
Total	$1,012	$773

5.             Property, Plant and Equipment

Property, plant and equipment consist of the following at:

(Dollars in thousands)	September 30, 2015	December 31, 2014

Leasehold improvements	$39	$39
Computers and related software	1,053	1,035
Machinery and equipment	853	817
Office furniture and fixtures	62	61
	2,007	1,952
Less: Accumulated depreciation	1,871	1,812
	$136	$140

Depreciation expense was $59 thousand and $83 thousand for the nine months ended September 30, 2015 and the year ended December 31, 2014, respectively.

6.             Income Taxes

During the three and nine months ended September 30, 2015, the Company’s effective income tax rate was 2.2% and 1.9%, respectively. The projected annual effective tax rate is less than the Federal statutory rate of 34%, primarily due to permanent differences, the change in the valuation allowance and changes to estimated taxable income for 2015.  For the three and nine months ended September 30, 2014, the Company’s effective income tax rate was 8.2% and 1.7%, respectively. Income tax expense of $13 thousand and $23 thousand for the three and nine months ended September 30, 2015, respectively, related to payment of prior and current year federal and state tax expenses.

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

The Company has determined that it expects to generate sufficient levels of pre-tax earnings in the future to realize the net deferred tax assets recorded on the balance sheet at September 30, 2015. The Company has projected such pre-tax earnings utilizing a combination of historical and projected results, taking into consideration existing levels of permanent differences, non-deductible expense and the reversal of significant temporary differences. We project that our taxable income for the next three years is adequate to ensure the realizability of the $1.3 million of deferred tax assets recorded on our balance sheet at September 30, 2015. In the event that actual results differ from these estimates or we adjust these estimates in future periods, we may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowance on a quarterly basis.

The Company believes that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate, because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. The Company based the estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. The valuation allowance was $17.1 million at September 30, 2015 and $16.7 million at December 31, 2014. The Company will continue to evaluate the ability to realize its deferred tax assets and related valuation allowances on a quarterly basis.

7.             Stockholders’ Equity

Common Stock

The Company has one class of common stock, par value $.01.  Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders.  As of September 30, 2015 and December 31, 2014, there were 5,258,883 shares of common stock issued and outstanding.

Reservation of Shares

The Company had reserved common shares for future issuance as follows as of September 30, 2015:

Stock options outstanding	939,064
Common stock available for future equity awards or issuance of options	270,125
Number of common shares reserved	1,209,189

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

Not included in the computation of earnings per share, assuming dilution, for the three and nine months ended September 30, 2015, were options to purchase 939,064 shares of the Company’s common stock. These potentially dilutive items were excluded because the Company incurred a loss during the periods and their inclusion would be anti-dilutive.

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

Future minimum rental payments required under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2015 are (dollars in thousands): $55 remaining in 2015, $222 in 2016, $224 in 2017, $218 in 2018 and $204 in 2019.

Warranties

Product warranty liabilities are included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.  Below is a reconciliation of changes in product warranty liabilities:

(Dollars in thousands)	Nine Months Ended September 30,
	2015	2014
Balance, January 1	$17	$17
Accruals for warranties issued	12	14
Settlements made (in cash or in kind)	(10)	(7)
Balance, end of period	$19	$24

Employment Agreement

The Company has an employment agreement with one employee that provides certain payments upon termination of employment under certain circumstances, as defined in the agreement. As of September 30, 2015, the Company’s potential minimum obligation to this employee was approximately $74 thousand.

Contingencies:

Legal

We are subject to legal proceedings, claims and liabilities which arise in the ordinary course of business. When applicable, we accrue for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.

9.             Debt

On June 16, 2015, the Company entered into a Loan Agreement (the Loan) with Bank of America, N.A. (the Bank) to replace its previous line of credit with the Bank. The Loan contains three different credit facilities for our use in future capital requirements and strategic initiatives. All the credit facilities under the Loan are available until July 31, 2016 and may be renewed subject to all the terms and conditions as set forth in the Loan. Except as otherwise stated in the Loan, all interest and fees, if any, will be computed on the basis of a 360-day year and the actual number of days elapsed. The Loan is secured by equipment and fixtures, inventory and receivables owned by the Company and guaranteed by MTI Instruments. The Loan requires the Company to provide specified financial information within 120 days of the fiscal year end and maintain on a consolidated basis a Debt Service Coverage Ratio of at least 1.25 to 1.0 on an annual basis. The Company is also subject to other restrictions as set forth in the Loan.

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

As of September 30, 2015, there were no amounts outstanding under these credit facilities.

10.          Stock Based Compensation

During 2015, the Company granted 140,000 options to purchase the Company’s common stock from The Mechanical Technology, Incorporated 2014 Equity Incentive Plan (the 2014 Plan), which generally vest 25% on each of the first four anniversaries of the date of the award. The exercise price of these grants was $1.20 per share and was based on the closing market price of the Company’s common stock on the dates of grant. Using a Black-Scholes Option Pricing Model, the weighted average fair value of these options was $1.14 per share and was estimated at the date of grant.

During 2014, the Company granted 140,000 options to purchase the Company’s common stock from The Mechanical Technology, Incorporated 2012 Equity Incentive Plan, which generally vest 25% on each of the first four anniversaries of the date of the award. The exercise price of these grants was $1.08 per share and was based on the closing market price of the Company’s common stock on the dates of grant. Using a Black-Scholes Option Pricing Model, the weighted average fair value of these options was $1.07 per share and was estimated at the date of grant.

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

11.          Related Party Transactions

MeOH Power, Inc.

As of September 30, 2015, the Company owned an aggregate of approximately 47.5% of MeOH Power, Inc.’s outstanding common stock, or 75,049,937 shares, and 55.3% of the common stock and warrants issued, which includes 31,904,136 warrants outstanding. The number of shares of MeOH Power, Inc.’s common stock authorized for issuance is 240,000,000 as of September 30, 2015.

On December 18, 2013, MeOH Power, Inc. and the Company executed a Senior Demand Promissory Note (the Note) in the amount of $380 thousand to secure the intercompany amounts due to the Company from MeOH Power, Inc. upon the deconsolidation of MeOH Power, Inc. Interest accrues on the Note at the Prime Rate in effect on the first business day of the month, as published in the Wall Street Journal. At the Company’s option, all or part of the principal and interest due on this Note may be converted to shares of common stock of MeOH Power, Inc. at a rate of $0.07 per share. Interest began accruing on January 1, 2014. At December 31, 2013, the Company recorded a full allowance against the Note. In 2014, $115 thousand was received from MeOH Power, Inc. in principle and interest and an additional $20 thousand was released from the allowance in advance of a January 2015 payment from MeOH Power, Inc. As of September 30, 2015 and December 31, 2014, $264 thousand and $278 thousand, respectively, of principal and interest are available to convert into shares of common stock of MeOH Power, Inc. Any adjustments to the allowance are recorded as miscellaneous expense during the period incurred.

12.          Recent Accounting Standards or Updates Not Yet Effective

The Company considered the applicability and impact of all accounting standard updates (ASUs). ASUs not mentioned below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update 2014-09 (Revenue from Contracts with Customers) to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard is principle-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. This standard, as amended, will be effective for the Company beginning in the first quarter of 2019. This standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. Early adoption is permitted, but no earlier than calendar 2018. This standard could impact the timing and amounts of revenue recognized. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In February 2015, the FASB issued an ASU that changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This standard will be effective for the Company beginning in the first quarter of 2017, and early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

Results of Operations

Results of Operations for the Three and Nine Months Ended September 30, 2015 Compared to the Three and Nine Months Ended September 30, 2014.

MTI Instruments, Inc.

Product Revenue: Product revenue consists of revenue recognized from the MTI Instruments’ product lines.

Product revenue for the three months ended September 30, 2015 decreased by $644 thousand, or 33.2%, to $1.3 million from $1.9 million during the three months ended September 30, 2014. This decrease in product revenue was attributable to a $468 thousand decrease in laser, capacitance and general instrumentation product sales and $267 thousand less in U.S. Air Force business under expiring contracts (see below). These decreases were partially offset by increases in commercial engine vibration system sales. In addition, the economic slowdown across Asia has impacted capital spending on new equipment and automation. For the three months ended September 30, 2015, the largest commercial customer for the segment was an engine test cell integrator in the U.S., which accounted for 14.6% of the third quarter 2015 revenue. In 2014, the largest commercial customer for the segment was an Asian customer, which accounted for 9.7% of the third quarter 2014 revenue. The U.S. Air Force was the largest government customer for the three months ended September 30, 2015 and 2014, accounting for 9.9% and 21.1%, respectively, of revenue for the three month periods ended September 30, 2015 and 2014.

Product revenue for the nine months ended September 30, 2015 decreased by $917 thousand, or 15.8%, to $4.9 million from $5.8 million during the nine months ended September 30, 2014. This decrease in product revenue was attributable to a $1.2 million decrease in laser, capacitance and general instrumentation product sales and $1.1 million less in U.S. Air Force business under expiring contracts (see below). These decreases were partially offset by increases in commercial engine vibration system sales. In addition, the economic slowdown across Asia has impacted capital spending on new equipment and automation. For the nine months ended September 30, 2015, the largest commercial customer for the segment was a Fortune 100 company, which accounted for 6.4% of the year-to-date 2015 revenue. In 2014, the largest commercial customer for the segment was an Asian customer, which accounted for 12.6% of the revenue during the nine months ended September 30, 2014. The U.S. Air Force was the largest government customer for the nine months ended September 30, 2015 and 2014, accounting for 5.2% and 22.1%, respectively, of revenue for the nine month periods ended September 30, 2015 and 2014.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands)		Revenues for the Three Months Ended September 30,		Revenues for the Nine Months Ended September 30,		Contract Revenues to Date September 30,	Total Contract Orders Received to Date September 30,
Contract (1)	Expiration	2015	2014	2015	2014	2015	2015

$6.5 million U.S. Air Force Maintenance	09/27/2014 (2)	$5	$215	$5	$443	$5,006	$5,006
$4.1 million U.S. Air Force Systems	08/29/2015 (2)	$—	$57	$—	$684	$2,793	$2,793
$917 thousand U.S. Air Force Kit	09/30/2014 (2)	$—	$—	$—	$—	$769	$769

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

Cost of product revenue at MTI Instruments for the three months ended September 30, 2015 decreased by $209 thousand, or 26.8%, to $572 thousand from $781 thousand during the three months ended September 30, 2014. Cost of product revenue at MTI Instruments for the nine months ended September 30, 2015 decreased by $414 thousand, or 17.6%, to $1.9 million from $2.4 million during the nine months ended September 30, 2014. These decreases are primarily a result of the decreased sales as discussed above under Product Revenue. Gross profit, as a percentage of product revenue, decreased to 55.9% for the three month period and increased to 60.2% for the nine month period ending September 30, 2015, compared to 59.8% and 59.4%, respectively, for the same periods in 2014. The decrease in gross margin percentage for the three months ended September 30, 2015 compared to the prior period was a result of reserves established for slow moving inventory. However, the gross margin percentage for the nine months ended September 30, 2015 improved compared to the prior period due to the current customer mix consisting of a higher percentage of domestic, commercial sales.

Research and Product Development Expenses: Research and product development expenses includes the costs of materials to build development and prototype units, cash and non-cash compensation and benefits for the engineering and related staff, expenses for contract engineers, fees paid to outside suppliers for subcontracted components and services, fees paid to consultants for services provided, materials and supplies consumed, facility related costs such as computer and network services, and other general overhead costs associated with our research and development activities, to the extent not reimbursed by our customers.

Research and product development expenses at MTI Instruments for the three months ended September 30, 2015 increased by $43 thousand, or 14.2%, to $352 thousand from $309 thousand during the three months ended September 30, 2014. Research and product development expenses at MTI Instruments for the nine months ended September 30, 2015 increased by $65 thousand, or 6.3%, to $1.1 million from $1.0 million during the nine months ended September 30, 2014. These increases were due to higher labor costs combined with increased material spending on current development projects.

Selling, General and Administrative Expenses: Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses at MTI Instruments for the three months ended September 30, 2015 increased by $52 thousand, or 8.9%, to $637 thousand from $585 thousand during the three months ended September 30, 2014. This increase is the result of additional staffing, utilization of IT and sales application consultants, increased international travel and $29 thousand in reserves established during the period for potentially uncollectible receivables.

Selling, general and administrative expenses at MTI Instruments for the nine months ended September 30, 2015 increased by $304 thousand, or 17.9%, to $2.0 million from $1.7 million during the nine months ended September 30, 2014. This increase is the result of additional staffing, utilization of IT and sales application consultants, increased international travel and $54 thousand in reserves established during 2015 for potentially uncollectible receivables.

MTI Parent – Corporate Entity

Selling, General and Administrative Expenses: Selling, general and administrative expenses incurred by the Corporate Entity for the three months ended September 30, 2015 increased by $17 thousand, or 5.3%, to $331 thousand from $314 thousand during the three months ended September 30, 2014.

Selling, general and administrative expenses incurred by the Corporate Entity for the nine months ended September 30, 2015 increased by $16 thousand, or 1.6%, remaining at $1.0 million during the nine months ended September 30, 2015 and 2014.

Results of Consolidated Operations

Operating Loss: Operating loss for the three months ended September 30, 2015 was $596 thousand compared to $49 thousand during the comparable 2014 period. Operating loss for the nine months ended September 30, 2015 was $1.2 million compared to $302 thousand during the comparable 2014 period. These decreases in operating loss were a result of the factors noted above, primarily the decrease in product revenue at MTI Instruments.

Income Tax Expense: Income tax expense for the three months ended September 30, 2015 and 2014 was $13 thousand and $4 thousand, respectively. Our income tax rate for the three months ended September 30, 2015 and 2014 was 2.2% and 8.2%, respectively.

Income tax expense for the nine months ended September 30, 2015 and 2014 was $23 thousand and $5 thousand, respectively. Our income tax rate for the nine months ended September 30, 2015 and 2014 was 1.9% and 1.7%, respectively.

Net Loss: Net loss for the three months ended September 30, 2015 was $610 thousand compared to $53 thousand during the comparable 2014 period. Net loss for the nine months ended September 30, 2015 was $1.2 million compared to $307 thousand during the comparable 2014 period. These increases in net loss are primarily attributable to the decreases in product revenue at MTI Instruments.

Management’s Plan, Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Nine Months Ended	Nine Months Ended	Year Ended
	September 30,	September 30,	December 31,
	2015	2014	2014
Cash	$899	$910	$1,923
Working capital	1,656	1,534	2,763
Net (loss) income	(1,215)	(307)	740
Net cash (used in) provided by operating activities	(989)	(245)	686
Purchase of property, plant and equipment	(55)	(56)	(77)

The Company has historically incurred significant losses (the majority, until 2012, stemming from the direct methanol fuel cell product development and commercialization programs of MeOH Power, Inc.) and had a consolidated accumulated deficit of $119.0 million as of September 30, 2015. During the nine months ended September 30, 2015, the Company had a net loss of $1.2 million, had cash used in operating activities totaling $989 thousand and had working capital of $1.7 million. Management believes that the Company currently has adequate resources to avoid cost cutting measures that could adversely affect the business. As of September 30, 2015, we had no debt, no capital expenditure commitments and approximately $899 thousand of cash available to fund our operations.

If production levels rise at MTI Instruments, additional capital equipment may be required in the foreseeable future. We expect to spend a total of approximately $75 thousand on capital equipment and $1.5 million in research and development on MTI Instruments’ products during 2015. We expect to finance any future expenditures and continue funding our operations from our current cash position and our projected 2015 cash flow pursuant to management’s current plan. We may also seek to supplement our resources by drawing upon our available credit facilities and/or through sales of stock or assets. Besides the Company’s lines of credit, the Company has no other formal commitments for funding future needs of the organization at this time and such additional financing during 2015, if required, may not be available to us on acceptable terms or at all.

While it cannot be assured, management believes that, due in part to our current working capital level, recent replacements in sales and engineering staff, effective inventory management and stabilized spending, the Company should be able to generate sufficient cash flows to fund the Company’s active operations for the foreseeable future. However, if revenue estimates are delayed or missed, the Company may need to implement additional steps to ensure liquidity including, but not limited to, the deferral of planned capital spending and/or delaying existing or pending product development initiatives. Such steps, if required, could potentially have a material and adverse effect on our business, results of operations and financial condition.

Debt

On June 16, 2015, the Company entered into a Loan Agreement (the Loan) with Bank of America, N.A. (the Bank) to replace its previous line of credit with the Bank. The Loan contains three different credit facilities for our use in future capital requirements and strategic initiatives. All the credit facilities under the Loan are available until July 31, 2016 and may be renewed subject to all the terms and conditions as set forth in the Loan. Except as otherwise stated in the Loan, all interest and fees, if any, will be computed on the basis of a 360-day year and the actual number of days elapsed. The Loan is secured by equipment and fixtures, inventory and receivables owned by the Company and guaranteed by MTI Instruments. The Loan requires the Company to provide specified financial information within 120 days of the fiscal year end and maintain on a consolidated basis a Debt Service Coverage Ratio of at least 1.25 to 1.0 on an annual basis. The Company is also subject to other restrictions as set forth in the Loan. As of September 30, 2015, there were no amounts outstanding under these credit facilities. For additional information regarding these credit facilities, see Note 9 to the condensed consolidated financial statements included in this report.

Backlog, Inventory and Accounts Receivable

At September 30, 2015, our order backlog was $239 thousand compared to $1.4 million at September 30, 2014 and $665 thousand at December 31, 2014. The decrease in backlog from December 2014 was due to reduced orders under existing U.S. Air Force contacts and lower instrument activity from Asia during the third quarter of 2015.

Our inventory turnover ratios and average accounts receivable days outstanding for the trailing twelve month periods and their changes at September 30, 2015 and 2014 are as follows:

	2015	2014	Change
Inventory turnover	3.3	3.6	(0.3)
Average accounts receivable days outstanding	49	42	7

The current twelve-month inventory turns have declined due to a 4% increase in average inventory balances corresponding to anticipated orders from Asia.

The average accounts receivable days’ outstanding increased seven days during the last twelve months due to the decline in U.S. Air Force sales, which typically pay in 30 days or less.

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

  anticipated cash flows for the next twelve months;

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of MTI’s disclosure controls and procedures as of September 30, 2015. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2015, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text and including detailed tags: (i) Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014; (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2015 and 2014; (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2015 and 2014; and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Mechanical Technology, Incorporated
Date: November 5, 2015	By:	/S/ Kevin G. Lynch
Kevin G. Lynch Chief Executive Officer
	By:	/S/ Frederick W. Jones
Frederick W. Jones Chief Financial Officer