Form 10-Q
period 2016-03-31
MECHANICAL TECHNOLOGY INC
filed 2016-05-05
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 ______________

FORM 10-Q

______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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
The number of shares of common stock, par value of $0.01 per share, outstanding as of April 28, 2016 was 5,248,482.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION.................................................................................................................................................	2
Item 1. Financial Statements...........................................................................................................................................................	2

Condensed Consolidated Balance Sheets
As of March 31, 2016 (Unaudited) and December 31, 2015 .................................................................................................	2

Condensed Consolidated Statements of Operations (Unaudited)
For the Three Months Ended March 31, 2016 and 2015........................................................................................................	3

Condensed Consolidated Statements of Changes in Equity
For the Year Ended December 31, 2015 and the Three Months Ended March 31, 2016 (Unaudited)...........................	4

Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2016 and 2015.......................................................................................................	5

Notes to Condensed Consolidated Financial Statements (Unaudited).................................................................................	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations............................	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk.................................................................................	17

Item 4. Controls and Procedures.................................................................................................................................................	17
PART II. OTHER INFORMATION....................................................................................................................................................	18

Item 1. Legal Proceedings....................................................................................................................................................	18

Item 1A. Risk Factors................................................................................................................................................................	18

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.........................................................................	18

Item 3. Defaults Upon Senior Securities............................................................................................................................	19

Item 4. Mine Safety Disclosures...........................................................................................................................................	19

Item 5. Other Information.....................................................................................................................................................	19

Item 6. Exhibits.......................................................................................................................................................................	19

SIGNATURES.................................................................................................................................................................................	20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mechanical Technology, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2016 (Unaudited) and December 31, 2015

(Dollars in thousands, except per share)	March 31,	December 31,
	2016	2015
Assets
Current Assets:
Cash	$336	$462
Accounts receivable – less allowances of $34 in 2016 and $56 in 2015	675	931
Inventories	998	1,006
Prepaid expenses and other current assets	76	72
Total Current Assets	2,085	2,471
Property, plant and equipment, net	167	115
Total Assets	$2,252	$2,586

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$342	$152
Accrued liabilities	933	907
Total Current Liabilities	1,275	1,059

Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 75,000,000; 6,263,975 issued in both 2016 and 2015	63	63
Additional paid-in capital	135,885	135,839
Accumulated deficit	(121,207)	(120,621)
Common stock in treasury, at cost, 1,015,493 shares in 2016 and 1,005,092 shares in 2015	(13,764)	(13,754)
Total Stockholders’ Equity	977	1,527
Total Liabilities and Stockholders’ Equity	$2,252	$2,586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mechanical Technology, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2016 and 2015

(Dollars in thousands, except per share)	Three Months Ended
	March 31,
	2016	2015

Product revenue	$1,225	$1,636
Operating costs and expenses:
Cost of product revenue	637	638
Research and product development expenses	334	375
Selling, general and administrative expenses	834	1,010
Operating loss	(580)	(387)
Other expense, net	(6)	(1)
Net loss	$(586)	$(388)

Loss per share (Basic and Diluted)	$(.11)	$(.07)

Weighted average shares outstanding (Basic and Diluted)	5,253,301	5,258,883

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity

For the Year Ended December 31, 2015

and the Three Months Ended March 31, 2016 (Unaudited)

(Dollars in thousands, except per share)	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity (Deficit)

January 1, 2015	6,263,975	$63	$135,698	$(117,789)	1,005,092	$(13,754)	$4,218

Net loss	-	-	-	(2,832)	-	-	(2,832)

Stock based compensation	-	-	141	-	-	-	141

December 31, 2015	6,263,975	$63	$135,839	$(120,621)	1,005,092	$(13,754)	$1,527

Net loss	-	-	-	(586)	-	-	(586)

Stock based compensation	-	-	46	-	-	-	46

Purchase of common stock for treasury	-	-	-	-	10,401	(10)	(10)

March 31, 2016	6,263,975	$63	$135,885	$(121,207)	1,015,493	$(13,764)	$977

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2016 and 2015

(Dollars in thousands)	Three Months Ended March 31,
	2016	2015
Operating Activities
Net loss	$(586)	$(388)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20	19
Loss on disposal of equipment	6	—
Provision for bad debts	(21)	25
Stock based compensation	46	31
Provision for excess and obsolete inventories	153	(38)
Changes in operating assets and liabilities:
Accounts receivable	277	162
Inventories	(145)	46
Prepaid expenses and other current assets	(4)	(37)
Accounts payable	190	4
Accrued liabilities	26	(127)
Net cash used in operating activities	(38)	(303)
Investing Activities
Purchases of equipment	(78)	(34)
Principle payments from notes receivable – related party	—	20
Net cash used in investing activities	(78)	(14)
Financing Activities
Purchases of common stock for treasury	(10)	—
Net cash used in financing activities	(10)	—
Decrease in cash	(126)	(317)
Cash – beginning of period	462	1,923
Cash – end of period	$336	$1,606

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

Liquidity; Going Concern

The Company has historically incurred significant losses primarily due to its past efforts to fund direct methanol fuel cell product development and commercialization programs, and had an accumulated deficit of approximately $121.2 million and working capital of approximately $810 thousand at March 31, 2016. As of March 31, 2016, we had no debt and $24 thousand in commitments for capital expenditures.

Based on the Company’s projected cash requirements for operations and capital expenditures, its current available cash of approximately $336 thousand and our projected 2016 cash flow pursuant to management’s current plan, management believes it will have adequate resources to fund operations and capital expenditures for the remainder of the year. If cash generated from operations is insufficient to satisfy the Company’s working capital and capital expenditure requirements, the Company may be required to sell additional equity or obtain credit facilities. The Company has no other formal commitments for funding future needs of the organization at this time and any additional financing during 2016, if required, may not be available to us on acceptable terms or at all.

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

The Company’s history of operating cash flow deficits, its current cash position and lack of access to capital may raise doubt about its ability to continue as a going concern and its continued existence could be dependent upon several factors, including its ability to raise revenue levels and control costs to generate positive cash flows, to sell additional shares of the Company’s common stock to fund operations and to obtain credit facilities. Selling additional shares of the Company’s common stock and obtaining credit facilities may be more difficult as a result of limited access to equity markets and the tightening of credit markets. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of or classification of liabilities that might be necessary as a result of this uncertainty.

The Company believes that the current lack of liquidity and “going concern” opinion resulted primarily from delays in entering into a new agreement with the U.S. Air Force (as discussed in our Annual Report on Form-K for the year ended December 31, 2015 in Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in a product order it is expecting but has not yet been placed, as well as the Company’s cancellation of its existing lines of credit on March 24, 2016, as further discussed in Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in the Annual Report and this Form 10-Q. While the Company believes that it will enter into a new agreement with the U.S. Air Force during the second quarter of 2016 and that the new order it is expecting will also be received, there can be no assurance that these events will happen; if these do not occur or the Company’s business strategy is not successful in addressing its current financial issues, substantial doubt exists about the Company’s ability to continue as a going concern.

2.             Basis of Presentation

In the opinion of management, the Company’s condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the periods presented in accordance with United States of America Generally Accepted Accounting Principles (U.S. GAAP) and with the instructions to Form 10-Q in Article 10 of the Securities and Exchange Commission’s (SEC) Regulation S-X.  The results of operations for the interim periods presented are not necessarily indicative of results for the full year.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2015 has been derived from the Company’s audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2016 and March 31, 2015.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MTI Instruments. All intercompany balances and transactions are eliminated in consolidation.

The Company records its investment in MeOH Power, Inc. using the equity method of accounting. The fair value of the Company’s interest in MeOH Power, Inc. has been determined to be $0 as of March 31, 2016 and December 31, 2015, based on MeOH Power, Inc.’s net position and expected cash flows. As of March 31, 2016, the Company retained its ownership of approximately 47.5% of MeOH Power, Inc.’s outstanding common stock, or 75,049,937 shares, and 55.7% of the common stock and warrants issued, which includes 31,904,136 warrants outstanding.

3.             Accounts Receivable

Accounts receivables consist of the following at:

(Dollars in thousands)	March 31, 2016	December 31, 2015

U.S. and State Government	$3	$15
Commercial	706	972
Allowance for doubtful accounts	(34)	(56)
Total	$675	$931

For the three months ended March 31, 2016 and 2015, the largest commercial customer represented 15.7% and 10.2%, respectively, and the largest governmental agency represented 1.4% and 3.7%, respectively, of the Company’s product revenue. As of March 31, 2016 and December 31, 2015, the largest commercial receivable represented 14.3% and 13.8%, respectively, and the largest governmental receivable represented 0.5% and 1.6%, respectively, of the Company’s accounts receivable.

4.             Inventories

Inventories consist of the following at:

(Dollars in thousands)	March 31, 2016	December 31, 2015

Finished goods	$458	$412
Work in process	186	240
Raw materials	354	354
Total	$998	$1,006

5.             Property, Plant and Equipment

Property, plant and equipment consist of the following at:

(Dollars in thousands)	March 31, 2016	December 31, 2015

Leasehold improvements	$39	$39
Computers and related software	1,054	1,052
Machinery and equipment	868	853
Office furniture and fixtures	61	61
	2,022	2,005
Less: Accumulated depreciation	1,855	1,890
	$167	$115

Depreciation expense was $20 thousand and $80 thousand for the three months ended March 31, 2016 and the year ended December 31, 2015, respectively.

6.             Income Taxes

During the three months ended March 31, 2016, the Company’s effective income tax rate was 0%. The projected annual effective tax rate is less than the Federal statutory rate of 34%, primarily due to permanent differences, the change in the valuation allowance and changes to estimated taxable income for 2016.  For the three months ended March 31, 2015, the Company’s effective income tax rate was 0%. There was no income tax expense for the three months ended March 31, 2016 or 2015.

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

Although the Company expects to generate levels of pre-tax earnings in the future, the Company decided to re-establish a full valuation allowance at December 31, 2015 for its deferred tax assets. This decision was based upon actual results differing from those estimates used as a basis for the previous partial valuation of the deferred tax asset.

The Company believes that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate, because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. The Company based the estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. The valuation allowance was $18.7 million at March 31, 2016 and $18.5 million at December 31, 2015. We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowance on a quarterly basis.

7.             Stockholders’ Equity

Common Stock

The Company has one class of common stock, par value $.01.  Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders.  As of March 31, 2016 and December 31, 2015, there were 5,248,482 and 5,258,883 shares of common stock, respectively, issued and outstanding.

Treasury Stock

On June 11, 2015, the Company’s Board of Directors approved the repurchase of up to 525,000 shares of the Company’s outstanding shares of common stock. The Company previously entered into a stock purchase plan with a registered broker-dealer in accordance with Rule 10b5-1 under the Exchange Act, pursuant to which the broker-dealer had authority to purchase shares on the Company’s behalf pursuant to the Board’s authorization. Following the termination of the Company’s credit lines, discussed in Note 9 below, the Company terminated the stock repurchase plan effective March 24, 2016. During the quarter, 10,401 shares of common stock were repurchased by the Company. As of March 31, 2016 and December 31, 2015, there were 1,015,493 and 1,005,092 shares, respectively, held in treasury.

Reservation of Shares

The Company had reserved common shares for future issuance as follows as of March 31, 2016:

Stock options outstanding	1,177,251
Common stock available for future equity awards or issuance of options	24,750
Number of common shares reserved	1,202,001

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

Not included in the computation of earnings per share, assuming dilution, for the three months ended March 31, 2016, were options to purchase 1,177,251 shares of the Company’s common stock. These potentially dilutive items were excluded because the Company incurred a loss during the periods and their inclusion would be anti-dilutive.

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

Future minimum rental payments required under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2016 are: $169 thousand remaining in 2016, $227 thousand in 2017, $221 thousand in 2018 and $207 thousand in 2019.

Warranties

Product warranty liabilities are included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.  Below is a reconciliation of changes in product warranty liabilities:

(Dollars in thousands)	Three Months Ended March 31,
	2016	2015
Balance, January 1	$16	$17
Accruals for warranties issued	3	4
Settlements made (in cash or in kind)	(2)	(2)
Balance, end of period	$17	$19

Employment Agreement

The Company has an employment agreement with one employee that provides certain payments upon termination of employment under certain circumstances, as defined in the agreement. As of March 31, 2016, the Company’s potential minimum obligation to this employee was approximately $67 thousand.

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

9.             Debt

During the first quarter of 2016, we entered into discussions with Bank of America, N.A. (the Bank) to strengthen the lines of credit and re-align their terms to be more consistent with our current business plan. During such discussions, the Bank informed the Company that based on its results for 2015 it was not in compliance with certain financial covenants of the lines. Since an agreement on new covenants could not be reached, the Company decided that the lines of credit could not be utilized and therefore terminated them on March 24, 2016. There were no amounts outstanding under the credit facilities at the time of cancellation.

10.          Stock Based Compensation

During 2016, the Company granted 261,000 options to purchase the Company’s common stock from the Mechanical Technology Incorporated 2014 Equity Incentive Plan (the 2014 Plan), which generally vest 25% on each of the first four anniversaries of the date of the award. The exercise price of these options is $0.78 per share and was based on the closing market price of the Company’s common stock on the date of grant. Using a Black-Scholes Option Pricing Model, the weighted average fair value of these options is $0.74 per share and was estimated at the date of grant.

During 2016, the Company granted 2,000 options to purchase the Company’s common stock from the Mechanical Technology Incorporated 2012 Equity Incentive Plan, which generally vest 25% on each of the first four anniversaries of the date of the award. The exercise price of these options is $0.78 per share and was based on the closing market price of the Company’s common stock on the date of grant. Using a Black-Scholes Option Pricing Model, the weighted average fair value of these options is $0.74 per share and was estimated at the date of grant.

During 2015, the Company granted 140,000 options to purchase the Company’s common stock from the 2014 Plan, which generally vest 25% on each of the first four anniversaries of the date of the award. The exercise price of these options is $1.20 per share and was based on the closing market price of the Company’s common stock on the date of grant. Using a Black-Scholes Option Pricing Model, the weighted average fair value of these options is $1.14 per share and was estimated at the date of grant.

11.          Related Party Transactions

MeOH Power, Inc.

As of March 31, 2016, the Company owned an aggregate of approximately 47.5% of MeOH Power, Inc.’s outstanding common stock, or 75,049,937 shares, and 55.7% of the common stock and warrants issued, which includes 31,904,136 warrants outstanding. The number of shares of MeOH Power, Inc.’s common stock authorized for issuance is 240,000,000 as of March 31, 2016.

On December 18, 2013, MeOH Power, Inc. and the Company executed a Senior Demand Promissory Note (the Note) in the amount of $380 thousand to secure the intercompany amounts due to the Company from MeOH Power, Inc. upon the deconsolidation of MeOH Power, Inc. Interest accrues on the Note at the Prime Rate in effect on the first business day of the month, as published in the Wall Street Journal. At the Company’s option, all or part of the principal and interest due on this Note may be converted to shares of common stock of MeOH Power, Inc. at a rate of $0.07 per share. Interest began accruing on January 1, 2014. The Company recorded a full allowance against the Note. As of March 31, 2016 and December 31, 2015, $268 thousand and $266 thousand, respectively, of principal and interest are available to convert into shares of common stock of MeOH Power, Inc. Any adjustments to the allowance are recorded as miscellaneous expense during the period incurred.

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

In August 2014, the FASB issued ASU 2014-15 (Presentation of Financial Statements – Going Concern), which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. This standard will be effective for the Company for annual and interim reporting periods ending after December 15, 2016. Early adoption is permitted for financial statements that have not been previously issued. This standard allows for either a full retrospective or modified retrospective transition method. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In February 2015, the FASB issued ASU 2015-02 (Consolidation (Topic 810): Amendments to the Consolidation Analysis), which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This standard became effective for the Company beginning in the first quarter of 2016. The adoption of this standard had no impact on its consolidated financial statements.

In July 2015, the FASB issued ASU 2015-11 (Inventory (Topic 330): Simplifying the Measurement of Inventory), which applies to inventory that is measured using first-in, first-out (FIFO) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out (LIFO). This standard will be effective for the Company for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period.  The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02 (Leases (Topic 842)) the main objective of which requires lessees to put most leases on their balance sheet but recognize expenses on their income statement in a manner similar to current accounting requirements. This standard will be effective for the Company for annual and interim reporting periods beginning on or after December 15, 2018, and early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09 (Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting), which simplifies several aspects related to the accounting for employee share-based payment transactions. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard will be effective for the Company for annual and interim reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In April 2016, the FASB issued ASU 2016-10 (Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing), which clarifies the identification of performance obligations and the licensing implementation guidance. This standard is expected to reduce the cost and complexity of applying the guidance on identifying promised goods or services. This standard will be effective for the Company for annual and interim reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, the terms “we,” “us,” and “our” refer to Mechanical Technology, Incorporated, a New York Corporation, and “MTI Instruments” refers to MTI Instruments, Incorporated, a New York corporation and our wholly-owned subsidiary.

The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and the related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2015 contained in our 2015 Annual Report on Form 10-K.

In addition to historical information, the following discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements.  Important factors that could cause actual results to differ include those set forth in Part I Item 1A-Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, as filed on March 30, 2016, and elsewhere in this Quarterly Report on Form 10-Q. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q. Please see “Statement Concerning Forward-Looking Statements” below.

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

Consolidated Results of Operations

Consolidated Results of Operations for the Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015.

The following table summarizes changes in the various components of our net loss during the three months ended March 31, 2016 compared to the three months ended March 31, 2015.

(Dollars in thousands)	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015	$ Change	% Change

Product revenue	$1,225	$1,636	$(411)	(25.1)%
Operating costs and expenses:
Cost of product revenue	$637	$638	$(1)	(0.2)%
Research and product development expenses	$334	$375	$(41)	(10.9)%
Selling, general and administrative expenses	$834	$1,010	$(176)	(17.4)%
Operating loss	$(580)	$(387)	$(193)	(49.9)%
Other expense, net	$(6)	$(1)	$(5)	(500.0)%
Net loss	$(586)	$(388)	$(198)	(51.0)%

Product Revenue: Product revenue consists of revenue recognized from the MTI Instruments’ product lines.

Product revenue for the three months ended March 31, 2016 decreased by $411 thousand, or 25.1%, to $1.2 million from $1.6 million during the three months ended March 31, 2015. The decrease in product revenue is attributable to delays in capital spending by our target clients, continued softness in the economies in Asian markets and the lack of repeated sales from a European distributor and shipments related to application development projects in the U.S. Further contributing to the variability between the periods was a delay in the receipt of an expected order in our turbo-machinery business, which was not received until the final day of the quarter and, therefore, could not be filled and booked as revenue during the quarter. For the three months ended March 31, 2016, the largest commercial customer for the segment was an Asian distributor, which accounted for 15.7% of the first quarter 2016 revenue. In 2015, the largest commercial customer for the segment was a U.S. manufacturer of jet engines, which accounted for 10.2% of the first quarter 2015 revenue. The U.S. Army was the largest government customer for the three months ended March 31, 2016, accounting for 1.4% of revenue. During the three month period ended March 31, 2015, the U.S. Air Force was the largest government customer and accounted for 3.7% of revenue.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands)		Revenues for the Three Months Ended March 31,		Contract Revenues to Date March 31,	Total Contract Orders Received to Date March 31,
Contract (1)	Expiration	2016	2015	2016	2016

$6.5 million U.S. Air Force Maintenance	09/27/2014 (2)	$—	$—	$5,006	$5,006
$4.1 million U.S. Air Force Systems	08/29/2015 (2)	$—	$—	$2,793	$2,793

__________________

(1)	Contract values represent maximum potential values at time of contract placement and may not be representative of actual results.
(2)	Date represents expiration of contract, including the exercise of option extensions. No additional orders are expected under any of these specific contracts.

On March 16, 2016, we received the 2015 solicitation request for proposal by the U.S. Air Force as a follow up to the two maintenance and systems contracts that had previously expired, as noted in the above table. This current solicitation is for a five year supply of the PBS 4100+ and 4100R+ systems, accessories and maintenance. We submitted our proposal to the U.S. Air Force on March 18, 2016, and we expect the U.S. Air Force to make a decision in this regard, and that we will enter into a new agreement with the U.S. Air Force, during the second quarter of 2016.

Cost of Product Revenue: Cost of product revenue includes the direct material and labor cost as well as an allocation of overhead costs that relate to the manufacturing of products we sell. In addition, cost of product revenue also includes the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations.

Cost of product revenue remained relatively flat when comparing quarter over quarter results, decreasing $1 thousand for the three months ended March 31, 2016 versus the same period in 2015. Costs remained flat on 25.1% lower sales due to a one-time charge for potentially surplus amounts of inventory. In accordance with Company policy, potentially surplus amounts of inventory were written down as a consequence of the recently decreased sales volumes. Gross profit, as a percentage of product revenue, decreased to 48.0% in the 2016 period compared to 61.0% in the 2015 period due to the one-time charge to write down the value of potentially surplus inventory. Without this one-time charge, gross profit as a percentage of product revenue would have been 59.9%.

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

Research and product development expenses decreased $41 thousand during the three months ended March 31, 2016 compared to the comparable 2015 period due to decreased material spending on current development projects and reduced staffing.

Selling, General and Administrative Expenses: Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended March 31, 2016 decreased by $176 thousand, or 17.4%, to $834 thousand from $1.0 million for the three months ended March 31, 2015. This decrease is the result of reduced staffing and international travel, along with a $21 thousand reversal of reserves established for potentially uncollectible receivables that was collected during the quarter.

Operating Loss: Operating loss was $580 thousand for the three months ended March 31, 2016 compared to $387 thousand for the three months ended March 31, 2015. The increase in operating loss was a result of the factors noted above, primarily the decrease in product revenue and the one-time charge to write down the value of potentially surplus amounts of inventory.

Other (Expense): Other expense was $6 thousand for the three months ended March 31, 2016 compared to $1 thousand for the three months ended March 31, 2015. The increase in other expense was primarily due a $6 thousand loss recorded on the disposal of equipment.

Net Loss: Net loss was $586 thousand for the three months ended March 31, 2016 compared to a net loss of $388 thousand for the three months ended March 31, 2015. The increase in net loss is primarily attributable to the decrease in product revenue and the one-time charge to write down the value of potentially surplus amounts of inventory.

Management’s Plan, Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Three Months Ended	Three Months Ended	Year Ended
	March 31,	March 31,	December 31,
	2016	2015	2015
Cash	$336	$1,606	$462
Working capital	810	2,386	1,413
Net loss	(586)	(388)	(2,832)
Net cash used in operating activities	(38)	(303)	(1,426)
Purchase of property, plant and equipment	(78)	(34)	(55)

The Company has historically incurred significant losses (the majority, until 2012, stemming from the direct methanol fuel cell product development and commercialization programs of its former subsidiary, MeOH Power, Inc.) and had a consolidated accumulated deficit of $121.2 million as of March 31, 2016. Management believes that the Company currently has adequate resources to avoid future cost-cutting measures that could adversely affect its business. As of March 31, 2016, we had no debt, $24 thousand in commitments for capital expenditures and approximately $336 thousand of cash available to fund our operations.

If production levels rise at MTI Instruments, additional capital equipment may be required in the foreseeable future. Based on management’s projections, we expect to spend approximately $150 thousand on capital equipment and $1.3 million in research and development on MTI Instruments’ products during 2016. We anticipate financing any future expenditures and to continue funding our operations from our current cash position and our projected 2016 cash flow. We may also seek to supplement our resources by obtaining new credit facilities. The Company has no other formal commitments for funding future needs of the organization at this time and such additional financing during 2016, if required, may not be available to us on acceptable terms or at all.

While it cannot be assured, management believes that, due in part to our current working capital level, recent replacements in sales and engineering staff, effective inventory management and stabilized spending, the Company should be able to generate sufficient cash flows to fund the Company’s active operations for the foreseeable future, even in the absence of lines of credit following their termination in March 2016, as discussed below. If our revenue estimates are off either in timing or amount, however, the Company may need to implement additional steps to ensure liquidity including, but not limited to, the deferral of planned capital spending and/or delaying existing or pending product development initiatives. Such steps, if required, could potentially have a material and adverse effect on our business, results of operations and financial condition. See Note 1 to the consolidated financial statements included in this report for additional information regarding liquidity and going concern.

Debt

During the first quarter of 2016, we entered into discussions with Bank of America, N.A. (the Bank) to strengthen the lines of credit and re-align their terms to be more consistent with our current business plan. During such discussions, the Bank informed the Company that based on its results for 2015 it was not in compliance with certain financial covenants of the lines. Since an agreement on new covenants could not be reached, the Company decided that the lines of credit could not be utilized and therefore terminated them on March 24, 2016. There were no amounts outstanding under the credit facilities at the time of cancellation.

Backlog, Inventory and Accounts Receivable

At March 31, 2016, our order backlog was $376 thousand compared to $234 thousand at December 31, 2015. The increase in backlog from December 2015 was due to a large order for accessories related to our turbo-machinery business that was received on the last day of the quarter.

Our inventory turnover ratios and average accounts receivable days outstanding for the trailing 12 month periods and their changes at March 31, 2016 and 2015 are as follows:

	2016	2015	Change
Inventory turnover	2.2	4.1	(1.9)
Average accounts receivable days outstanding	50	39	11

The current twelve-month inventory turns have declined due to a 19% increase in average inventory balances corresponding to anticipated orders from Asia and the U.S. Air Force.

The average accounts receivable days’ outstanding increased 11 days during the last 12 months due to a proportionate increase in international commercial sales, which tend to pay between 45 and 60 days, versus U.S. government sales, which tend to be paid within 30 days.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 2, Accounting Policies, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2015 includes a summary of our most significant accounting policies. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, income taxes and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Periodically, our management reviews our critical accounting estimates with the Audit Committee of our Board of Directors.

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

  statements with respect to management’s strategy and planned initiatives;

  projected taxable income and the ability to use deferred tax assets (currently held at a full valuation allowance);

  our expectations regarding the award of a new U.S. Air Force contract and the timing thereof;

  our expectations regarding the receipt of an anticipated product order;

  our ability to continue as a going concern;

  management’s belief that it will have adequate resources to fund the Company’s operations and capital expenditures for at least the next twelve months;

  anticipated cash flows for the next twelve months;

  that the Company should be able to generate sufficient cash flows to fund its active operations in the foreseeable future;

  the expectation that future cost-cutting measures will be avoided;

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

  sales revenue growth may not be achieved or maintained;
  our dependence on a small number of customers;
  our lack of long-term purchase commitments from our customers and the ability of our customers to cancel, reduce, or delay orders for our products;
  our inability to build and maintain relationships with our customers;
  our inability to develop and utilize new technologies that address the needs of our customers;
  our inability to obtain new credit facilities;
  the risk that procurement determinations within the federal government could result in the U.S. Air Force not awarding the expected new contract;
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
  risks related to the limitation of the use, for tax purposes, of our net historical operating losses in the event of certain ownership changes; and
  other factors discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of MTI’s disclosure controls and procedures as of March 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                Risk Factors

Part II, Item 1A (Risk Factors) of our most recently filed Annual Report on Form 10-K with the Securities and Exchange Commission (SEC), filed on March 30, 2016, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Except to the extent that information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters described in Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations – Statement Concerning Forward Looking Statements), there have been no material changes to our risk factors disclosed in our most recently filed Annual Report on Form 10-K. However, those risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

Company repurchases of its common stock during the three months ended March 31, 2016 consisted of open market share repurchases and is summarized in the following table:

Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs (1)
January 1-31	3,600	$0.93	3,600	521,400
February 1-29	4,501	$0.98	4,501	516,899
March 1-31	2,300	$0.99	2,300	514,599
Total	10,401	$0.97	10,401	514,599

(1)

On June 11, 2015, the Company’s Board of Directors approved the repurchase of up to 525,000 shares of the Company’s outstanding shares of common stock. The Company previously entered into a stock purchase plan with a registered broker-dealer in accordance with Rule 10b5-1 under the Exchange Act, pursuant to which the broker-dealer had authority to purchase shares on the Company’s behalf pursuant to the Board’s authorization. Following the termination of the Company’s credit lines, discussed above, the Company terminated the stock repurchase plan effective March 24, 2016.

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

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text and including detailed tags: (i) Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2016 and 2015; (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2016 and 2015; and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mechanical Technology, Incorporated
Date: May 5, 2016	By:	/S/ Kevin G. Lynch
Kevin G. Lynch Chief Executive Officer
	By:	/S/ Frederick W. Jones
Frederick W. Jones Chief Financial Officer