Form 10-Q
period 2016-06-30
MECHANICAL TECHNOLOGY INC
filed 2016-08-04
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 ______________

FORM 10-Q

______________

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒
The number of shares of common stock, par value of $0.01 per share, outstanding as of July 28, 2016 was 5,248,482.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mechanical Technology, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2016 (Unaudited) and December 31, 2015

(Dollars in thousands, except per share)	June 30,	December 31,
	2016	2015
Assets
Current Assets:
Cash	$529	$462
Accounts receivable – less allowances of $0 in 2016 and $56 in 2015	597	931
Inventories	1,190	1,006
Prepaid expenses and other current assets	61	72
Total Current Assets	2,377	2,471
Property, plant and equipment, net	145	115
Total Assets	$2,522	$2,586

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$297	$152
Accrued liabilities	1,096	907
Total Current Liabilities	1,393	1,059

Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 75,000,000; 6,263,975 issued in both 2016 and 2015	63	63
Additional paid-in capital	135,929	135,839
Accumulated deficit	(121,099)	(120,621)
Common stock in treasury, at cost, 1,015,493 shares in 2016 and 1,005,092 shares in 2015	(13,764)	(13,754)
Total Stockholders’ Equity	1,129	1,527
Total Liabilities and Stockholders’ Equity	$2,522	$2,586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mechanical Technology, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Six Months Ended June 30, 2016 and 2015

(Dollars in thousands, except per share)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Product revenue	$1,808	$1,951	$3,033	$3,587
Operating costs and expenses:
Cost of product revenue	608	733	1,245	1,371
Unfunded research and product development expenses	310	378	644	754
Selling, general and administrative expenses	781	1,048	1,616	2,057
Operating income (loss)	109	(208)	(472)	(595)
Other expense, net	(1)	—	(6)	—
Income (loss) before income taxes	108	(208)	(478)	(595)
Income tax expense	—	(10)	—	(10)
Net income (loss)	$108	$(218)	$(478)	$(605)

Income (loss) per share attributable to MTI (Basic)	$.02	$(.04)	$(.09)	$(.12)
Income (loss) per share attributable to MTI (Diluted)	$.02	$(.04)	$(.09)	$(.12)

Weighted average shares outstanding (Basic)	5,248,482	5,258,883	5,250,892	5,258,883
Weighted average shares outstanding (Diluted)	5,422,842	5,258,883	5,250,892	5,258,883

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity

For the Year Ended December 31, 2015

and the Six Months Ended June 30, 2016 (Unaudited)

(Dollars in thousands, except per share)	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity (Deficit)

January 1, 2015	6,263,975	$63	$135,698	$(117,789)	1,005,092	$(13,754)	$4,218

Net loss	-	-	-	(2,832)	-	-	(2,832)

Stock based compensation	-	-	141	-	-	-	141

December 31, 2015	6,263,975	$63	$135,839	$(120,621)	1,005,092	$(13,754)	$1,527

Net loss	-	-	-	(478)	-	-	(478)

Stock based compensation	-	-	90	-	-	-	90

Purchase of common stock for treasury	-	-	-	-	10,401	(10)	(10)

June 30, 2016	6,263,975	$63	$135,929	$(121,099)	1,015,493	$(13,764)	$1,129

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2016 and 2015

(Dollars in thousands)	Six Months Ended June 30,
	2016	2015
Operating Activities
Net loss	$(478)	$(605)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	42	39
Loss on disposal of equipment	6	—
Provision for bad debts	(21)	25
Stock based compensation	90	67
Provision for excess and obsolete inventories	152	11
Changes in operating assets and liabilities:
Accounts receivable	355	17
Inventories	(336)	47
Prepaid expenses and other current assets	11	16
Accounts payable	145	33
Accrued liabilities	189	(71)
Net cash provided by (used in) operating activities	155	(421)
Investing Activities
Purchases of equipment	(78)	(51)
Principle payments from notes receivable – related party	—	20
Net cash used in investing activities	(78)	(31)
Financing Activities
Purchases of common stock for treasury	(10)	—
Net cash used in financing activities	(10)	—
Increase (decrease) in cash	67	(452)
Cash – beginning of period	462	1,923
Cash – end of period	$529	$1,471

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

Liquidity; Going Concern

The Company has historically incurred significant losses primarily due to its past efforts to fund direct methanol fuel cell product development and commercialization programs, and had an accumulated deficit of approximately $121.1 million and working capital of approximately $984 thousand at June 30, 2016. As of June 30, 2016, we had no debt and $13 thousand in commitments for capital expenditures.

Based on the Company’s projected cash requirements for operations and capital expenditures, its current available cash of approximately $529 thousand and our projected 2016 cash flow pursuant to management’s current plan, management believes it will have adequate resources to fund operations and capital expenditures for the remainder of the year. If cash generated from operations is insufficient to satisfy the Company’s working capital and capital expenditure requirements, the Company may be required to sell additional equity or obtain credit facilities. The Company has no other formal commitments for funding future needs of the organization at this time and any additional financing during 2016, if required, may not be available to us on acceptable terms or at all.

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

The Company believes that the current lack of liquidity and “going concern” opinion resulted primarily from delays in entering into a new agreement with the U.S. Air Force (as discussed in our Annual Report on Form-K for the year ended December 31, 2015 in Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in an expected product order from Asia that was not received, as well as the Company’s cancellation of its existing lines of credit on March 24, 2016, as further discussed in Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in the Annual Report and this Form 10-Q. As previously reported, the Company entered into the long-anticipated contract with the U.S. Air Force on July 1, 2016.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2015 has been derived from the Company’s audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2016 and June 30, 2015.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MTI Instruments. All intercompany balances and transactions are eliminated in consolidation.

The Company records its investment in MeOH Power, Inc. using the equity method of accounting. The fair value of the Company’s interest in MeOH Power, Inc. has been determined to be $0 as of June 30, 2016 and December 31, 2015, based on MeOH Power, Inc.’s net position and expected cash flows. As of June 30, 2016, the Company retained its ownership of approximately 47.5% of MeOH Power, Inc.’s outstanding common stock, or 75,049,937 shares, and 55.9% of the common stock and warrants issued, which includes 31,904,136 warrants outstanding.

3.             Accounts Receivable

Accounts receivables consist of the following at:

(Dollars in thousands)	June 30, 2016	December 31, 2015

U.S. and State Government	$4	$15
Commercial	593	972
Allowance for doubtful accounts	—	(56)
Total	$597	$931

For the six months ended June 30, 2016 and 2015, the largest commercial customer represented 14.0% and 6.7%, respectively, and the largest governmental agency customer represented 1.3% and 3.6%, respectively, of the Company’s product revenue. As of June 30, 2016 and December 31, 2015, the largest commercial receivable represented 21.2% and 13.8%, respectively, and the largest governmental receivable represented 0.7% and 1.6%, respectively, of the Company’s accounts receivable.

4.             Inventories

Inventories consist of the following at:

(Dollars in thousands)	June 30, 2016	December 31, 2015

Finished goods	$446	$412
Work in process	295	240
Raw materials	449	354
Total	$1,190	$1,006

5.             Property, Plant and Equipment

Property, plant and equipment consist of the following at:

(Dollars in thousands)	June 30, 2016	December 31, 2015

Leasehold improvements	$39	$39
Computers and related software	1,054	1,052
Machinery and equipment	867	853
Office furniture and fixtures	61	61
	2,021	2,005
Less: Accumulated depreciation	1,876	1,890
	$145	$115

Depreciation expense was $42 thousand and $80 thousand for the six months ended June 30, 2016 and the year ended December 31, 2015, respectively.

6.             Income Taxes

The Company’s effective income tax rate was 0% during the three and six months ended June 30, 2016. The projected annual effective tax rate is less than the Federal statutory rate of 34%, primarily due to permanent differences, the change in the valuation allowance and changes to estimated taxable income for 2016. For the three and six months ended June 30, 2015, the Company’s effective income tax rate was 4.8% and 1.7%, respectively. There was no income tax expense for the three and six months ended June 30, 2016. Income tax expense of $10 thousand for the three and six months ended June 30, 2015, respectively, related to an adjustment of the prior period estimated tax accrual.

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

The Company believes that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate, because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. The Company based the estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. The valuation allowance was $18.6 million at June 30, 2016 and $18.5 million at December 31, 2015. We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowance on a quarterly basis.

7.             Stockholders’ Equity

Common Stock

The Company has one class of common stock, par value $.01.  Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders.  As of June 30, 2016 and December 31, 2015, there were 5,248,482 and 5,258,883 shares of common stock, respectively, issued and outstanding.

Treasury Stock

On June 11, 2015, the Company’s Board of Directors approved the repurchase of up to 525,000 shares of the Company’s outstanding shares of common stock. The Company previously entered into a stock purchase plan with a registered broker-dealer in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which the broker-dealer had authority to purchase shares on the Company’s behalf pursuant to the Board’s authorization. Following the termination of the Company’s credit lines, discussed in Note 9 below, the Company terminated the stock repurchase plan with the broker-dealer effective March 24, 2016. During 2016, 10,401 shares of common stock were repurchased by the Company. As of June 30, 2016 and December 31, 2015, there were 1,015,493 and 1,005,092 shares, respectively, held in treasury.

Reservation of Shares

The Company had reserved common shares for future issuance as follows as of June 30, 2016:

Stock options outstanding	1,177,065
Common stock available for future equity awards or issuance of options	24,936
Number of common shares reserved	1,202,001

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

Not included in the computation of earnings per share, assuming dilution, for the six months ended June 30, 2016, were options to purchase 1,177,065 shares of the Company’s common stock. These potentially dilutive items were excluded because the Company incurred a loss during the period and their inclusion would be anti-dilutive. Not included in the computation of earnings per share, assuming dilution, for the three months ended June 30, 2016, were options to purchase 768,501 shares, respectively of the Company’s common stock. These potentially dilutive items were excluded even though the average market price of the common stock exceeded the exercise prices for a portion of the options because the calculation of incremental shares resulted in an anti-dilutive effect.

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

Future minimum rental payments required under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2016 are: $113 thousand remaining in 2016, $227 thousand in 2017, $221 thousand in 2018 and $207 thousand in 2019.

Warranties

Product warranty liabilities are included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.  Below is a reconciliation of changes in product warranty liabilities:

(Dollars in thousands)	Six Months Ended June 30,
	2016	2015
Balance, January 1	$16	$17
Accruals for warranties issued	7	9
Settlements made (in cash or in kind)	(3)	(7)
Balance, end of period	$20	$19

Employment Agreement

The Company has an employment agreement with one employee that provides certain payments upon termination of employment under certain circumstances, as defined in the agreement. As of June 30, 2016, the Company’s potential minimum obligation to this employee was approximately $72 thousand.

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

11.          Related Party Transactions

MeOH Power, Inc.

As of June 30, 2016, the Company owned an aggregate of approximately 47.5% of MeOH Power, Inc.’s outstanding common stock, or 75,049,937 shares, and 55.9% of the common stock and warrants issued, which includes 31,904,136 warrants outstanding. The number of shares of MeOH Power, Inc.’s common stock authorized for issuance is 240,000,000 as of June 30, 2016.

On December 18, 2013, MeOH Power, Inc. and the Company executed a Senior Demand Promissory Note (the Note) in the amount of $380 thousand to secure the intercompany amounts due to the Company from MeOH Power, Inc. upon the deconsolidation of MeOH Power, Inc. Interest accrues on the Note at the Prime Rate in effect on the first business day of the month, as published in the Wall Street Journal. At the Company’s option, all or part of the principal and interest due on this Note may be converted to shares of common stock of MeOH Power, Inc. at a rate of $0.07 per share. Interest began accruing on January 1, 2014. The Company recorded a full allowance against the Note. As of June 30, 2016 and December 31, 2015, $270 thousand and $266 thousand, respectively, of principal and interest are available to convert into shares of common stock of MeOH Power, Inc. Any adjustments to the allowance are recorded as miscellaneous expense during the period incurred.

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

In February 2015, the FASB issued ASU 2015-02 (Consolidation (Topic 810): Amendments to the Consolidation Analysis), which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. This standard became effective for the Company beginning in the first quarter of 2016. The Company’s adoption of this standard had no impact on its consolidated financial statements.

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

Recent Developments

On July 1, 2016, the Company entered into a contract with the U.S. Air Force to supply the Company’s PBS 4100+ and 4100R+ vibration measurement and balancing systems, along with associated accessories and maintenance. The total contract, if fully executed, has a value of $9.35 million, with the initial basic one-year term of the contract having an estimated value of approximately $1.8 million.

In addition to the basic term of the contract, the contract includes four option periods that the U.S. Air Force may exercise on or before the last day of the previous basic contract period or option period. Each option period covers the U.S. Air Force’s option to purchase the Company’s products set forth in the contract with respect to that specific option. Option I (concurrent with the initial basic one-year term) may be exercised at any time, from time-to-time, through June 30, 2017, Option II may be exercised at any time, from time-to-time, through June 30, 2018, Option III may be exercised at any time, from time-to-time, through June 30, 2019, and Option IV may be exercised at any time, from time-to-time, through June 30, 2020. Within this schedule, the U.S. Air Force may exercise multiple option periods simultaneously. The contract provides the U.S. Air Force with an option to extend the term of the contract, but no such extension will be beyond June 30, 2021.

Consolidated Results of Operations

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2016 Compared to the Three and Six Months Ended June 30, 2015.

The following table summarizes changes in the various components of our net income (loss) during the three months ended June 30, 2016 compared to the three months ended June 30, 2015.

(Dollars in thousands)	Three Months Ended June 30, 2016	Three Months Ended June 30, 2015	$ Change	% Change

Product revenue	$1,808	$1,951	$(143)	(7.3)%
Operating costs and expenses:
Cost of product revenue	$608	$733	$(125)	(17.1)%
Research and product development expenses	$310	$378	$(68)	(18.0)%
Selling, general and administrative expenses	$781	$1,048	$(267)	(25.5)%
Operating income (loss)	$109	$(208)	$317	152.4%
Other expense, net	$(1)	$—	$(1)	0%
Income tax expense	$—	$(10)	$10	100.0%
Net income (loss)	$108	$(218)	$326	149.5%

The following table summarizes changes in the various components of our net loss during the six months ended June 30, 2016 compared to the six months ended June 30, 2015.

(Dollars in thousands)	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015	$ Change	% Change

Product revenue	$3,033	$3,587	$(554)	(15.4)%
Operating costs and expenses:
Cost of product revenue	$1,245	$1,371	$(126)	(9.2)%
Research and product development expenses	$644	$754	$(110)	(14.6)%
Selling, general and administrative expenses	$1,616	$2,057	$(441)	(21.4)%
Operating loss	$(472)	$(595)	$123	20.7%
Other expense, net	$(6)	$—	$(6)	0.0%
Income tax expense	$—	$(10)	$10	100.0%
Net loss	$(478)	$(605)	$127	21.0%

Product Revenue: Product revenue consists of revenue recognized from the MTI Instruments’ product lines.

Product revenue for the three months ended June 30, 2016 decreased by $143 thousand, or 7.3%, to $1.8 million from $2.0 million during the three months ended June 30, 2015. The decrease in product revenue is attributable to reduced instrumentation product shipments to Asia, combined with a minor decline in turbo-machinery sales. For the three months ended June 30, 2016, the largest commercial customer for the segment was an Asian distributor, which accounted for 12.8% of the second quarter 2016 revenue. In 2015, the largest commercial customer for the segment was a system integrator in the U.S., which accounted for 12.4% of the second quarter 2015 revenue. The U.S. Air Force was the largest government customer for the three months ended June 30, 2016 and June 30, 2015, accounting for 1.2% and 3.4%, respectively, of revenue.

Product revenue for the six months ended June 30, 2016 decreased by $554 thousand, or 15.4%, to $3.0 million from $3.6 million during the six months ended June 30, 2015. The decrease in product revenue is attributable to diminished capital spending on new equipment from Asian customers, along with reduced commercial engine vibration system sales. For the six months ended June 30, 2016, the largest commercial customer for the segment was an Asian distributor, which accounted for 14.0% of the year-to-date 2016 revenue. In 2015, the largest commercial customer for the segment was a system integrator in the U.S., which accounted for 6.7% of revenue during the first six months of 2015. The U.S. Air Force was the largest government customer for the six months ended June 30, 2016 and June 30, 2015, accounting for 1.3% and 3.6%, respectively, of revenue.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands)		Revenues for the Three Months Ended June 30,		Revenues for the Six Months Ended June 30,		Contract Revenues to Date June 30,	Total Contract Orders Received to Date June 30,
Contract (1)	Expiration	2016	2015	2016	2015	2016	2016

$6.5 million U.S. Air Force Maintenance	09/27/2014 (2)	$—	$—	$—	$—	$5,006	$5,006
$4.1 million U.S. Air Force Systems	08/29/2015 (2)	$—	$—	$—	$—	$2,793	$2,793

_________________

(1)   Contract values represent maximum potential values at time of contract placement and may not be representative of actual results.

(2)   Date represents expiration of contract, including the exercise of option extensions. No additional orders are expected under any of these specific contracts.

On July 1, 2016, we received a follow up contract from the U.S. Air Force to the two maintenance and systems contracts noted in the above table. This current contract is for a five year supply of PBS 4100+ and 4100R+ systems, accessories and maintenance. We expect to start receiving delivery orders under this contract in the third quarter of 2016.

Cost of Product Revenue; Gross Margin: Cost of product revenue includes the direct material and labor cost as well as an allocation of overhead costs that relate to the manufacturing of products we sell. In addition, cost of product revenue also includes the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations.

Cost of product revenue for the three months ended June 30, 2016 decreased by $125 thousand, or 17.1%, to $608 thousand from $733 thousand for the three months ended June 30, 2015. Gross profit as a percentage of product revenue rose from 62.4% during the second quarter last year to 66.4% for the second quarter of 2016. This upturn in gross profit was attributable to lower overhead costs corresponding with reduced staffing, along with improved inventory management reducing charges to reserves during the period for potentially obsolete stock. The decrease in the cost of product revenue is attributable to the decreased sales as discussed above under Product Revenue as well as the lower overhead costs responsible for the improvement in the profit margin.

Cost of product revenue for the six months ended June 30, 2016 decreased by $126 thousand, or 9.2%, to $1.2 million from $1.4 million for the six months ended June 30, 2015. The decrease in cost of product revenue is attributable to the decreased sales as discussed above under Product Revenue as well as lower overhead costs from reduced staffing. Gross profit as a percentage of product revenue dropped from 61.8% during the six months ended June 30, 2015 to 59.0% during the first half of 2016. This decline was attributable to a one-time charge in the first quarter of 2016 to write down the value of potentially surplus inventory. Without this one-time charge, gross profit as a percentage of product revenue would have been 63.7%, an improvement over the same period last year attributable to lower overhead costs from reduced staffing.

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

Research and product development expenses decreased $68 thousand and $110 thousand, respectively, during the three and six months ended June 30, 2016 compared to the comparable 2015 periods due to decreased material spending on current development projects and reduced staffing.

Selling, General and Administrative Expenses: Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended June 30, 2016 decreased by $267 thousand, or 25.5%, to $781 thousand from $1.0 million for the three months ended June 30, 2015. Selling, general and administrative expenses for the six months ended June 30, 2016 decreased by $441 thousand, or 21.4%, to $1.6 million from $2.1 million for the six months ended June 30, 2015. These decreases are the result of reduced staffing and travel, lower sales commissions and a $28 thousand reduction to prior year incentive compensation accruals compared to the comparable 2015 periods.

Operating Income (Loss): Operating income was $109 thousand for the three months ended June 30, 2016 compared to an operating loss of $208 thousand for the three months ended June 30, 2015. The increase in operating income was a result of the factors noted above, primarily the improvement in gross margins combined with decreased spending in staffing, travel, development project material, sales commissions and a reduction in accrued compensation.

Operating loss was $472 thousand for the six months ended June 30, 2016 compared to $595 thousand for the six months ended June 30, 2015. The decrease in operating loss was a result of the factors noted above, including decreased spending in staffing, travel, development project material, sales commissions and a reduction in accrued compensation.

Other (Expense): Other expense was $1 thousand for the three months ended June 30, 2016 and $6 thousand for the six months ended June 30, 2016. The expense for the six months ended June 30, 2016 primarily related to a $6 thousand loss recorded on the disposal of equipment in the first quarter.

Net Income (Loss): Net income was $108 thousand for the three months ended June 30, 2016 compared to a net loss of $218 thousand for the three months ended June 30, 2015. The increase in net income is primarily attributable to the improvement in gross margins combined with decreased spending in staffing, travel, development project material, sales commissions and a reduction in accrued compensation.

Net loss was $478 thousand for the six months ended June 30, 2016 compared to a net loss of $605 thousand for the six months ended June 30, 2015. The decrease in net loss is primarily attributable to the improvement in gross margins, exclusive of the one-time charge for potentially surplus inventory, combined with decreased spending in staffing, travel, development project material, sales commissions and a reduction in accrued compensation.

Management’s Plan, Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Six Months Ended	Six Months Ended	Year Ended
	June 30,	June 30,	December 31,
	2016	2015	2015
Cash	$529	$1,471	$462
Working capital	984	2,213	1,413
Net loss	(478)	(605)	(2,832)
Net cash provided by (used in) operating activities	155	(421)	(1,426)
Purchase of property, plant and equipment	(78)	(51)	(55)

The Company has historically incurred significant losses (the majority, until 2012, stemming from the direct methanol fuel cell product development and commercialization programs of its former subsidiary, MeOH Power, Inc.) and had a consolidated accumulated deficit of $121.1 million as of June 30, 2016. Management believes that the Company currently has adequate resources to avoid future cost-cutting measures that could adversely affect its business. As of June 30, 2016, we had no debt, $13 thousand in commitments for capital expenditures and approximately $529 thousand of cash available to fund our operations.

Based on business developments, including changes in production levels, staffing requirements and network infrastructure improvements, additional capital equipment may be required in the foreseeable future. Based on management’s projections, we expect to spend approximately $150 thousand on capital equipment and $1.3 million in research and development on MTI Instruments’ products during 2016. We anticipate financing any future expenditures and to continue funding our operations from our current cash position and our projected 2016 cash flow. We may also seek to supplement our resources by obtaining new credit facilities. The Company has no other formal commitments for funding future needs of the organization at this time and such additional financing during 2016, if required, may not be available to us on acceptable terms or at all.

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

Backlog, Inventory and Accounts Receivable

At June 30, 2016, our order backlog was $376 thousand compared to $234 thousand at December 31, 2015. The increase in backlog from December 2015 was due to orders for several tensile testing stages which, per the customer’s requests, will not be delivered until the third quarter.

Our inventory turnover ratios and average accounts receivable days outstanding for the trailing 12 month periods and their changes at June 30, 2016 and 2015 are as follows:

	2016	2015	Change
Inventory turnover	1.9	3.8	(1.9)
Average accounts receivable days outstanding	46	44	2

The current twelve-month inventory turns have declined due to a 34% increase in average inventory balances corresponding to anticipated orders from Asia and the U.S. Air Force.

The average accounts receivable days’ outstanding increased two days during the last 12 months due to a proportionate increase in commercial sales compared to U.S. government sales, as commercial customers take a longer period to pay than the U.S. government.

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

  our expectations regarding the issuance of delivery orders under the new U.S. Air Force contract and the timing thereof;

  our expectations regarding the receipt of an anticipated product order;

  our ability to continue as a going concern;

  management’s belief that it will have adequate resources to fund the Company’s operations and capital expenditures   for the remainder of the year;

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
  the loss of one or more customers upon whom we are dependent;
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
  the uncertainty of the U.S. and global economy, including as a result of the United Kingdom’s impending exit from the European Union;
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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of MTI’s disclosure controls and procedures as of June 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.          Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.          Defaults Upon Senior Securities

None

Item 4.          Mine Safety Disclosures

Not applicable.

Item 5.         Other Information

Not applicable.

Item 6.         Exhibits

Exhibit No.	Description
10.1#	Contract dated July 1, 2016 between Mechanical Technology, Incorporated and the U.S. Air Force
31.1	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Kevin G. Lynch
31.2	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Frederick W. Jones
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Kevin G. Lynch
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Frederick W. Jones
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

All other exhibits for which no other filing information is given are filed herewith.

# Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been filed with the Securities and Exchange Commission pursuant to our application for confidential treatment. The items are identified in the attached exhibit with “**”.

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text and including detailed tags: (i) Condensed Consolidated Balance Sheets at June 30, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2016 and 2015; (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2016 and 2015; and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mechanical Technology, Incorporated
Date: August 4, 2016	By:	/S/ Kevin G. Lynch
Kevin G. Lynch Chief Executive Officer
	By:	/S/ Frederick W. Jones
Frederick W. Jones Chief Financial Officer