Form 10-Q
period 2016-09-30
MECHANICAL TECHNOLOGY INC
filed 2016-10-27
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 ______________

FORM 10-Q

______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ (Do not check if a smaller reporting company) Smaller reporting company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒
The number of shares of common stock, par value of $0.01 per share, outstanding as of October 21, 2016 was 8,998,482.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mechanical Technology, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

As of September 30, 2016 (Unaudited) and December 31, 2015

(Dollars in thousands, except per share)	September 30,	December 31,
	2016	2015
Assets
Current Assets:
Cash	$886	$462
Accounts receivable – less allowances of $0 in 2016 and $56 in 2015	695	931
Inventories	892	1,006
Prepaid expenses and other current assets	63	72
Total Current Assets	2,536	2,471
Property, plant and equipment, net	158	115
Total Assets	$2,694	$2,586

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$105	$152
Accrued liabilities	1,089	907
Total Current Liabilities	1,194	1,059

Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 75,000,000; 6,263,975 issued in both 2016 and 2015	63	63
Additional paid-in capital	135,970	135,839
Accumulated deficit	(120,769)	(120,621)
Common stock in treasury, at cost, 1,015,493 shares in 2016 and 1,005,092 shares in 2015	(13,764)	(13,754)
Total Stockholders’ Equity	1,500	1,527
Total Liabilities and Stockholders’ Equity	$2,694	$2,586

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mechanical Technology, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Nine Months Ended September 30, 2016 and 2015

(Dollars in thousands, except per share)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Product revenue	$2,232	$1,296	$5,265	$4,883
Operating costs and expenses:
Cost of product revenue	774	572	2,018	1,943
Research and product development expenses	298	352	942	1,106
Selling, general and administrative expenses	829	968	2,445	3,025
Operating income (loss)	331	(596)	(140)	(1,191)
Other expense, net	(1)	(1)	(7)	(1)
Income (loss) before income taxes	330	(597)	(147)	(1,192)
Income tax expense	(1)	(13)	(1)	(23)
Net income (loss)	$329	$(610)	$(148)	$(1,215)

Income (loss) per share attributable to MTI (Basic)	$.06	$(.12)	$(.03)	$(.23)
Income (loss) per share attributable to MTI (Diluted)	$.06	$(.12)	$(.03)	$(.23)

Weighted average shares outstanding (Basic)	5,248,482	5,258,883	5,250,082	5,258,883
Weighted average shares outstanding (Diluted)	5,458,871	5,258,883	5,250,082	5,258,883

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity

For the Year Ended December 31, 2015

and the Nine Months Ended September 30, 2016 (Unaudited)

(Dollars in thousands, except per share)	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity (Deficit)

January 1, 2015	6,263,975	$63	$135,698	$(117,789)	1,005,092	$(13,754)	$4,218

Net loss	-	-	-	(2,832)	-	-	(2,832)

Stock based compensation	-	-	141	-	-	-	141

December 31, 2015	6,263,975	$63	$135,839	$(120,621)	1,005,092	$(13,754)	$1,527

Net loss	-	-	-	(148)	-	-	(148)

Stock based compensation	-	-	131	-	-	-	131

Purchase of common stock for treasury	-	-	-	-	10,401	(10)	(10)

September 30, 2016	6,263,975	$63	$135,970	$(120,769)	1,015,493	$(13,764)	$1,500

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2016 and 2015

(Dollars in thousands)	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net loss	$(148)	$(1,215)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	64	59
Loss on disposal of equipment	6	—
Provision for bad debts	(21)	54
Stock based compensation	131	104
Provision for excess and obsolete inventories	244	51
Changes in operating assets and liabilities:
Accounts receivable	257	251
Inventories	(130)	(290)
Prepaid expenses and other current assets	9	20
Accounts payable	(47)	9
Accrued liabilities	182	(32)
Net cash provided by (used in) operating activities	547	(989)
Investing Activities
Purchases of equipment	(113)	(55)
Principle payments from notes receivable – related party	—	20
Net cash used in investing activities	(113)	(35)
Financing Activities
Purchases of common stock for treasury	(10)	—
Net cash used in financing activities	(10)	—
Increase (decrease) in cash	424	(1,024)
Cash – beginning of period	462	1,923
Cash – end of period	$886	$899

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

Liquidity; Going Concern

The Company has historically incurred significant losses primarily due to its past efforts to fund direct methanol fuel cell product development and commercialization programs, and had an accumulated deficit of approximately $120.8 million and working capital of approximately $1.3 million at September 30, 2016. As of September 30, 2016, we had no debt and $20 thousand in commitments for capital expenditures.

Based on the Company’s projected cash requirements for operations and capital expenditures, its available cash of approximately $886 thousand and our projected cash flows pursuant to management’s plan, management believes it will have adequate resources to fund operations and capital expenditures for the near term. If cash generated from operations is insufficient to satisfy operational working capital and capital expenditure requirements, the Company may be required to obtain credit facilities to fund these initiatives. Any additional financing, if required, may not be available to us on acceptable terms or at all.

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

The Company’s history of operating cash flow deficits may raise doubt about its ability to continue as a going concern and its continued existence could be dependent upon several factors, including its ability to raise revenue levels and control costs to generate positive cash flows and/or to obtain credit facilities. Obtaining credit facilities may be more difficult as a result of limited access to equity markets and the tightening of credit markets. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount of or classification of liabilities that might be necessary as a result of this uncertainty.

The Company believes that the current lack of liquidity and “going concern” opinion with respect to its audited financial statements for the year ended December 31, 2015 resulted primarily from delays in entering into a new agreement with the U.S. Air Force (as discussed in our Annual Report on Form-K for the year ended December 31, 2015 in Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations”) and in an expected product order from Asia that was not received, as well as the Company’s cancellation of its existing lines of credit on March 24, 2016, as further discussed in Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in the Annual Report and this Form 10-Q. As previously reported, the Company entered into the long-anticipated contract with the U.S. Air Force on July 1, 2016, and started receiving orders thereunder soon thereafter.

On October 21, 2016, the Company entered into a Securities Purchase Agreement with Brookstone Partners Acquisition XXIV, LLC (Brookstone), pursuant to which on such date the Company issued and sold 3,750,000 shares of its common stock to Brookstone for an aggregate of $2,737,500. See Note 13 Subsequent Events and the Company’s Form 8-K filed on October 21, 2016 for more details related to this transaction.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2015 has been derived from the Company’s audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2016 and September 30, 2015.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MTI Instruments. All intercompany balances and transactions are eliminated in consolidation.

The Company records its investment in MeOH Power, Inc. using the equity method of accounting. The fair value of the Company’s interest in MeOH Power, Inc. has been determined to be $0 as of September 30, 2016 and December 31, 2015, based on MeOH Power, Inc.’s net position and expected cash flows. As of September 30, 2016, the Company retained its ownership of approximately 47.5% of MeOH Power, Inc.’s outstanding common stock, or 75,049,937 shares, and 56.0% of the common stock and warrants issued, which includes 31,904,136 warrants outstanding.

3.             Accounts Receivable

Accounts receivables consist of the following at:

(Dollars in thousands)	September 30, 2016	December 31, 2015

U.S. and State Government	$50	$15
Commercial	645	972
Allowance for doubtful accounts	—	(56)
Total	$695	$931

For the nine months ended September 30, 2016 and 2015, the largest commercial customer represented 9.7% and 6.4%, respectively, and the largest governmental agency customer represented 16.2% and 5.2%, respectively, of the Company’s product revenue. As of September 30, 2016 and December 31, 2015, the largest commercial receivable represented 25.8% and 13.8%, respectively, and the largest governmental receivable represented 7.1% and 1.6%, respectively, of the Company’s accounts receivable.

4.             Inventories

Inventories consist of the following at:

(Dollars in thousands)	September 30, 2016	December 31, 2015

Finished goods	$437	$412
Work in process	110	240
Raw materials	345	354
Total	$892	$1,006

5.             Property, Plant and Equipment

Property, plant and equipment consist of the following at:

(Dollars in thousands)	September 30, 2016	December 31, 2015

Leasehold improvements	$39	$39
Computers and related software	1,058	1,052
Machinery and equipment	889	853
Office furniture and fixtures	61	61
	2,047	2,005
Less: Accumulated depreciation	1,889	1,890
	$158	$115

Depreciation expense was $64 thousand and $80 thousand for the nine months ended September 30, 2016 and the year ended December 31, 2015, respectively.

6.             Income Taxes

The Company’s effective income tax rate was 0% for the three and nine months ended September 30, 2016. The projected annual effective tax rate is less than the Federal statutory rate of 34%, primarily due to permanent differences, the change in the valuation allowance and changes to estimated taxable income for 2016. For the three and nine months ended September 30, 2015, the Company’s effective income tax rate was 2.2% and 1.9%, respectively. Income tax expense was $1 thousand for the three and nine months ended September 30, 2016 and related to the payment of prior and current year state tax expenses. Income tax expense of $13 thousand and $23 thousand for the three and nine months ended September 30, 2015, respectively, related to payment of prior and current year federal and state tax expenses.

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

The Company believes that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate, because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. The Company based the estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. The valuation allowance was $18.5 million at September 30, 2016 and December 31, 2015. We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowance on a quarterly basis.

7.             Stockholders’ Equity

Common Stock

The Company has one class of common stock, par value $.01.  Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders.  As of September 30, 2016 and December 31, 2015, there were 5,248,482 and 5,258,883 shares of common stock, respectively, issued and outstanding.

Treasury Stock

On June 11, 2015, the Company’s Board of Directors approved the repurchase of up to 525,000 shares of the Company’s outstanding shares of common stock. The Company previously entered into a stock purchase plan with a registered broker-dealer in accordance with Rule 10b5-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which the broker-dealer had authority to purchase shares on the Company’s behalf pursuant to the Board’s authorization. Following the termination of the Company’s credit lines, discussed in Note 9 below, the Company terminated the stock repurchase plan with the broker-dealer effective March 24, 2016. During 2016, 10,401 shares of common stock were repurchased by the Company. As of September 30, 2016 and December 31, 2015, there were 1,015,493 and 1,005,092 shares, respectively, held in treasury.

Reservation of Shares

The Company had reserved common shares for future issuance as follows as of September 30, 2016:

Stock options outstanding	1,175,500
Common stock available for future equity awards or issuance of options	25,500
Number of common shares reserved	1,201,000

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

Not included in the computation of earnings per share, assuming dilution, for the nine months ended September 30, 2016, were options to purchase 1,175,500 shares of the Company’s common stock. These potentially dilutive items were excluded because the Company incurred a loss during the period and their inclusion would be anti-dilutive. Not included in the computation of earnings per share, assuming dilution, for the three months ended September 30, 2016, were options to purchase 669,500 shares, respectively of the Company’s common stock. These potentially dilutive items were excluded even though the average market price of the common stock exceeded the exercise prices for a portion of the options because the calculation of incremental shares resulted in an anti-dilutive effect.

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

Future minimum rental payments required under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2016 are: $56 thousand remaining in 2016, $227 thousand in 2017, $221 thousand in 2018 and $207 thousand in 2019.

Warranties

Product warranty liabilities are included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.  Below is a reconciliation of changes in product warranty liabilities:

(Dollars in thousands)	Nine Months Ended September 30,
	2016	2015
Balance, January 1	$16	$17
Accruals for warranties issued	13	12
Settlements made (in cash or in kind)	(6)	(10)
Balance, end of period	$23	$19

Employment Agreement

The Company has an employment agreement with one employee that provides certain payments upon termination of employment under certain circumstances, as defined in the agreement. As of September 30, 2016, the Company’s potential minimum obligation to this employee was approximately $71 thousand.

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

11.          Related Party Transactions

MeOH Power, Inc.

As of September 30, 2016, the Company owned an aggregate of approximately 47.5% of MeOH Power, Inc.’s outstanding common stock, or 75,049,937 shares, and 56.0% of the common stock and warrants issued, which includes 31,904,136 warrants outstanding. The number of shares of MeOH Power, Inc.’s common stock authorized for issuance is 240,000,000 as of September 30, 2016.

On December 18, 2013, MeOH Power, Inc. and the Company executed a Senior Demand Promissory Note (the Note) in the amount of $380 thousand to secure the intercompany amounts due to the Company from MeOH Power, Inc. upon the deconsolidation of MeOH Power, Inc. Interest accrues on the Note at the Prime Rate in effect on the first business day of the month, as published in the Wall Street Journal. At the Company’s option, all or part of the principal and interest due on this Note may be converted to shares of common stock of MeOH Power, Inc. at a rate of $0.07 per share. Interest began accruing on January 1, 2014. The Company recorded a full allowance against the Note. As of September 30, 2016 and December 31, 2015, $273 thousand and $266 thousand, respectively, of principal and interest are available to convert into shares of common stock of MeOH Power, Inc. Any adjustments to the allowance are recorded as miscellaneous expense during the period incurred.

Legal Services

During the three and nine months ended September 30, 2016, the Company paid $9 thousand to Couch White, LLP for legal services associated with contract review. A partner at Couch White, LLP is an immediate family member of one of our Board of Directors.

12.          Recent Accounting Standards or Updates Not Yet Effective

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (the FASB) in the form of accounting standard updates (ASUs) to the FASB’s Accounting Standards Codification. The Company considered the applicability and impact of all ASUs. ASUs not mentioned below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

In May 2014, the FASB issued Accounting Standards Update 2014-09 (Revenue from Contracts with Customers) to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard is principles-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: Step 1: Identify the contract(s) with a customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4: Allocate the transaction price to the performance obligations in the contract. Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. This standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This standard, as amended, will be effective for the Company for annual and interim reporting periods beginning after December 15, 2017. This standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. Early adoption is permitted, but no earlier than calendar 2017. This standard could impact the timing and amounts of revenue recognized. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

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

In January 2016, the FASB issued ASU 2016-01 (Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities) the main objective of which is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information and address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This standard will be effective for the Company for annual and interim reporting periods beginning on or after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact of this standard but we do not expect the adoption of it to have a material impact on our consolidated financial statements.

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

In March 2016, the FASB issued ASU 2016-09 (Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting), which simplifies several aspects related to the accounting for employee share-based payment transactions. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard requires all income tax effects of awards, including excess tax benefits, to be recorded as income tax expense (or benefit) in the income statement when it arises, subject to the normal valuation allowance considerations. All tax-related cash flows resulting from share-based payments are required to be reported as operating activities in the statement of cash flows. The updates relating to the income tax effects of the share-based payments including the cash flow presentation must be adopted either prospectively or retrospectively. This standard also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. If an election is made, the change to recognize forfeitures as they occur must be adopted using a modified retrospective approach with a cumulative effect adjustment recorded to opening retained earnings. This standard will be effective for the Company for annual and interim reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements. The Company expects the adoption of this standard to impact our provision for income taxes, the amount of which depends on the vesting activity of our share-based compensation awards in any given period, and to eliminate the presentation of excess tax benefits as a financing inflow on our statement of cash flows. Further, we expect to make an accounting policy election to account for forfeitures of share-based compensation awards based on an estimate, consistent with our current practice. We do not expect the adoption of this standard to have any other material impacts on our consolidated financial statements and disclosures.

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

In August 2016, the FASB issued ASU 2016-15 (Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments), which clarifies the treatment of several cash flow categories. In addition, ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. This standard will be effective for the Company for annual and interim reporting periods beginning after December 15, 2017, and early adoption permitted. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

13.          Subsequent Events

Adoption of Rights Plan

On October 6, 2016 (the Rights Dividend Declaration Date), the Company’s Board of Directors (the Board) adopted a Section 382 rights plan (the Rights Plan) and declared a dividend distribution of one Right (as defined below) for each outstanding share of the Company’s common stock to shareholders of record at the close of business on October 19, 2016.

The Board adopted the Rights Plan in an effort to protect against a possible limitation on the Company’s ability to use its net operating loss carryforwards (NOLs), which totaled approximately $51.0 million as of September 30, 2016. The Company may utilize these NOLs in certain circumstances to offset future U.S. taxable income and reduce its U.S. federal income tax liability, which may arise even in periods when the Company incurs an accounting loss for reporting purposes. The Company’s ability to use its NOLs, however, could be substantially limited if an “ownership change,” as defined under Section 382 of the Internal Revenue Code (the IRC), occurred.  In general, an ownership change would occur if and when the percentage of ownership of Company stock by one or more “5-percent shareholders” (as defined under IRC Section 382) has increased by more than 50 percent at any time during the prior three years (calculated on a rolling basis). These provisions can be triggered not only by merger and acquisition activity but by normal market trading as well. The Rights Plan is designed to deter trading that would result in an ownership change that could lead to the loss of the NOLs and a resulting reduction in the Company’s value.

The Rights Plan is intended to act as a deterrent to any person (together with all affiliates and associates of such person) acquiring “beneficial ownership” (as defined in the Rights Plan) of 4.99% or more of the outstanding shares of Common Stock without the approval of the Board (an Acquiring Person). Shareholders who currently beneficially own 4.99% or more of the outstanding Common Stock will not be deemed to be an Acquiring Person unless they acquire one or more additional shares of Common Stock (unless upon such acquisition they do not beneficially own 4.99% or more of the Common Stock then outstanding). Pursuant to an amendment to the Rights Plan dated October 21, 2016, Brookstone and its affiliates and associates are exempt from the definition of an Acquiring Person.

On the Rights Dividend Declaration Date, the Board authorized the issuance of one right (a Right) for each outstanding share of Common Stock to the Company’s shareholders of record at the close of business on October 19, 2016, and each share of Common Stock issued thereafter and prior to the earlier of the Distribution Date (as defined below) and the expiration of the Rights. Subject to the terms, provisions and conditions of the Rights Plan, if the Rights become exercisable, each Right would represent the right to purchase from the Company one share of Common Stock at a purchase price of $5.00 per share (the Purchase Price), subject to adjustment.

Initial Exercisability.  The Rights are not exercisable until the earlier of (i) ten days after a public announcement that a person has become an Acquiring Person or, if earlier, the date a majority of the Board becomes aware of the existence of an Acquiring Person (a Stock Acquisition Date) and (ii) ten business days (or such later date as may be determined by the Board) after the commencement of, or the first public announcement of the intent of any person to commence, a tender or exchange offer by or on behalf of a person that, if completed, would result in such person becoming an Acquiring Person. The date that the Rights become exercisable under the Rights Plan is referred to as the “Distribution Date.”

 “Flip-In” Event.  In the event that a person, other than a person expressly excluded under the Rights Plan, becomes an Acquiring Person, each holder of a Right, other than Rights that are or, under certain circumstances, were beneficially owned by the Acquiring Person (which will thereupon become void), will from and after the Distribution Date have the right to receive, upon exercise of a Right and payment of the then current Purchase Price, a number of shares of Common Stock having a market value of two times the Purchase Price (unless the transaction that gives rise to the adjustment discussed herein is a transaction discussed under “Merger, etc.” immediately below, in which case only the provisions discussed therein apply).

Merger, etc.  If (i) the Company is acquired in a merger or other business combination transaction where the Company is not the surviving corporation, (ii) another entity consolidates with or merges into the Company and the Company is the surviving corporation, and in connection with such consolidation or merger all or part of the outstanding shares of Common Stock are changed into or exchanged for stock or other securities of any other entity, cash or any other property, or (iii) the Company sells or transfers assets constituting more than 50% of its assets, cash flow or earning power, each holder of a Right will from and after the Distribution Date have the right to receive, upon exercise of a Right and payment of the then current Purchase Price, a number of shares of common stock of the acquiring entity (or equivalent) having a market value of two times the Purchase Price.

For additional information about the Rights Plan and the Rights, please see the Company’s Form 8-K filed on October 6, 2016.

Sale of Common Stock to Brookstone Partners Acquisition XXIV, LLC

On October 21, 2016, the Company entered into a Securities Purchase Agreement with Brookstone, pursuant to which on such date the Company issued and sold 3,750,000 shares (the Shares) of Common Stock to Brookstone for an aggregate of $2,737,500. The Company also agreed to (i) appoint three persons designated by Brookstone to the Board, (ii) appoint one of the director designees to the Compensation Committee of the Board and one of the director designees to the Audit Committee and Governance and Nominating Committee of the Board, (iii) maintain such committee appointments, (iv) appoint one of such designated directors (or a successor named by Brookstone) to each Board committee created after October 6, 2016 and maintain such appointments, and include certain numbers of such designated directors (or successor named by Brookstone) as nominees recommended by the Board for election as directors, as long as Brookstone and its affiliates beneficially own outstanding shares of Common Stock. At any time Brookstone and its affiliates beneficially own at least 25% of the outstanding shares of Common Stock, the Company must include three such Brookstone-designated directors on its Board and as Board-recommended director nominees. At any time Brookstone and its affiliates beneficially own at least 10% but less than 25% of the outstanding shares of Common Stock, the Company must include two such Brookstone-designated directors on its Board and as Board-recommended director nominees. At any time Brookstone and its affiliates beneficially own any shares of Common Stock but less than 10% of the outstanding shares of Common Stock, the Company must include one such Brookstone-designated director on its Board and as a Board-recommended director nominee.

Immediately subsequent to the issuance of the Shares, Brookstone owned 41.7% of the outstanding shares of Common Stock.

Also on October 21, 2016, the Company and Brookstone entered into a Registration Rights Agreement, pursuant to which the Company agreed, at any time after December 20, 2016 and upon the request of holders of at least 25% of the outstanding Shares, to file a registration statement under the Securities Act to register the resale of the Shares. The Company also agreed, subject to certain conditions and exclusions, to include the resale of the Shares in any registration statement that the Company files under the Securities Act (other than a registration statement on Form S-4 or Form S-8) upon the request of any holder of Shares. The Registration Rights Agreement terminates on the earlier of October 21, 2021 or the date that Brookstone or any permitted assignee or successor of Brookstone owns less than 10% of the outstanding shares of Common Stock.

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

Recent Developments

Adoption of Shareholder Rights Plan

On October 6, 2016 (the “Rights Dividend Declaration Date”), the Company’s Board of Directors adopted a Section 382 rights plan (the “Rights Plan”) and declared a dividend distribution of one Right (as defined below) for each outstanding share of common stock, par value $0.01 per share (the “Common Stock”), of the Company to shareholders of record at the close of business on October 19, 2016.

The Board adopted the Rights Plan in an effort to protect against a possible limitation on the Company’s ability to use its net operating loss carryforwards (“NOLs”), which totaled approximately $51.0 million as of September 30, 2016. The Company may utilize these NOLs in certain circumstances to offset future U.S. taxable income and reduce its U.S. federal income tax liability, which may arise even in periods when the Company incurs an accounting loss for reporting purposes. The Company’s ability to use its NOLs, however, could be substantially limited if an “ownership change,” as defined under Section 382 of the IRC, occurred.  In general, an ownership change would occur if and when the percentage of ownership of Company stock by one or more “5-percent shareholders” (as defined under IRC Section 382) has increased by more than 50 percent at any time during the prior three years (calculated on a rolling basis). These provisions can be triggered not only by merger and acquisition activity but by normal market trading as well. The Rights Plan is designed to deter trading that would result in an ownership change that could lead to the loss of the NOLs and a resulting reduction in the Company’s value.

The Rights Plan is intended to act as a deterrent to any person (together with all affiliates and associates of such person) acquiring “beneficial ownership” (as defined in the Rights Plan) of 4.99% or more of the outstanding shares of Common Stock without the approval of the Board (an “Acquiring Person”). Shareholders who currently beneficially own 4.99% or more of the outstanding Common Stock will not be deemed to be an Acquiring Person unless they acquire one or more additional shares of Common Stock (unless upon such acquisition they do not beneficially own 4.99% or more of the Common Stock then outstanding). Pursuant to an amendment to the Rights Plan dated October 21, 2016, Brookstone Partners Acquisition XXIV, LLC, and its affiliates and associates, are exempt from the definition of an Acquiring Person.

On the Rights Dividend Declaration Date, the Board authorized the issuance of one right (a “Right”) for each outstanding share of Common Stock to the Company’s shareholders of record at the close of business on October 19, 2016, and each share of Common Stock issued thereafter and prior to the earlier of the Distribution Date (as defined below) and the expiration of the Rights. Subject to the terms, provisions and conditions of the Rights Plan, if the Rights become exercisable, each Right would represent the right to purchase from the Company one share of Common Stock at a purchase price of $5.00 per share (the “Purchase Price”), subject to adjustment.

Initial Exercisability.  The Rights are not exercisable until the earlier of (i) ten days after a public announcement that a person has become an Acquiring Person or, if earlier, the date a majority of the Board becomes aware of the existence of an Acquiring Person (a “Stock Acquisition Date”) and (ii) ten business days (or such later date as may be determined by the Board) after the commencement of, or the first public announcement of the intent of any person to commence, a tender or exchange offer by or on behalf of a person that, if completed, would result in such person becoming an Acquiring Person. The date that the Rights become exercisable under the Rights Plan is referred to as the “Distribution Date.”

 “Flip-In” Event.  In the event that a person, other than a person expressly excluded under the Rights Plan, becomes an Acquiring Person, each holder of a Right, other than Rights that are or, under certain circumstances, were beneficially owned by the Acquiring Person (which will thereupon become void), will from and after the Distribution Date have the right to receive, upon exercise of a Right and payment of the then current Purchase Price, a number of shares of Common Stock having a market value of two times the Purchase Price (unless the transaction that gives rise to the adjustment discussed herein is a transaction discussed under “Merger, etc.” immediately below, in which case only the provisions discussed therein apply).

Merger, etc.  If (i) the Company is acquired in a merger or other business combination transaction where the Company is not the surviving corporation, (ii) another entity consolidates with or merges into the Company and the Company is the surviving corporation, and in connection with such consolidation or merger all or part of the outstanding shares of Common Stock are changed into or exchanged for stock or other securities of any other entity, cash or any other property, or (iii) the Company sells or transfers assets constituting more than 50% of its assets, cash flow or earning power, each holder of a Right will from and after the Distribution Date have the right to receive, upon exercise of a Right and payment of the then current Purchase Price, a number of shares of common stock of the acquiring entity (or equivalent) having a market value of two times the Purchase Price.

For additional information about the Rights Plan and the Rights, please see the Company’s Form 8-K filed on October 6, 2016.

Sale of Common Stock to Brookstone Partners Acquisition XXIV, LLC

On October 21, 2016, the Company entered into a Securities Purchase Agreement (the “Securities Purchase Agreement”) with Brookstone Partners Acquisition XXIV, LLC (“Brookstone”), pursuant to which on such date the Company issued and sold 3,750,000 shares (the “Shares”) of Common Stock to Brookstone for an aggregate of $2,737,500. The Company also agreed to (i) appoint three persons designated by Brookstone to the Board, (ii) appoint one of the director designees to the Compensation Committee of the Board and one of the director designees to the Audit Committee and Governance and Nominating Committee of the Board, (iii) maintain such committee appointments, (iv) appoint one of such designated directors (or a successor named by Brookstone) to each Board committee created after October 6, 2016 and maintain such appointments, and include certain numbers of such designated directors (or successor named by Brookstone) as nominees recommended by the Board for election as directors, as long as Brookstone and its affiliates beneficially own outstanding shares of Common Stock. At any time Brookstone and its affiliates beneficially own at least 25% of the outstanding shares of Common Stock, the Company must include three such Brookstone-designated directors on its Board and as Board-recommended director nominees. At any time Brookstone and its affiliates beneficially own at least 10% but less than 25% of the outstanding shares of Common Stock, the Company must include two such Brookstone-designated directors on its Board and as Board-recommended director nominees. At any time Brookstone and its affiliates beneficially own any shares of Common Stock but less than 10% of the outstanding shares of Common Stock, the Company must include one such Brookstone-designated director on its Board and as a Board-recommended director nominee.

Immediately subsequent to the issuance of the Shares, Brookstone owned 41.7% of the outstanding shares of Common Stock.

Also on October 21, 2016, the Company and Brookstone entered into a Registration Rights Agreement, pursuant to which the Company agreed to, at any time after December 20, 2016 and upon the request of holders of at least 25% of the outstanding Shares, to file a registration statement under the Securities Act to register the resale of the Shares. The Company also agreed, subject to certain conditions and exclusions, to include the resale of the Shares in any registration statement that the Company files under the Securities Act (other than a registration statement on Form S-4 or Form S-8) upon the request of any holder of Shares. The Registration Rights Agreement terminates on the earlier of October 21, 2021 or the date that Brookstone or any permitted assignee or successor of Brookstone owns less than 10% of the outstanding shares of Common Stock.

Consolidated Results of Operations

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2016 Compared to the Three and Nine Months Ended September 30, 2015.

The following table summarizes changes in the various components of our net income (loss) during the three months ended September 30, 2016 compared to the three months ended September 30, 2015.

(Dollars in thousands)	Three Months Ended September 30, 2016	Three Months Ended September 30, 2015	$ Change	% Change

Product revenue	$2,232	$1,296	$936	72.2%
Operating costs and expenses:
Cost of product revenue	$774	$572	$202	35.3%
Research and product development expenses	$298	$352	$(54)	(15.3)%
Selling, general and administrative expenses	$829	$968	$(139)	(14.4)%
Operating income (loss)	$331	$(596)	$927	155.5%
Other expense, net	$(1)	$(1)	$—	0%
Income tax expense	$(1)	$(13)	$12	92.3%
Net income (loss)	$329	$(610)	$939	153.9%

The following table summarizes changes in the various components of our net loss during the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

(Dollars in thousands)	Nine Months Ended September 30, 2016	Nine Months Ended September 30, 2015	$ Change	% Change

Product revenue	$5,265	$4,883	$382	7.8%
Operating costs and expenses:
Cost of product revenue	$2,018	$1,943	$75	3.9%
Research and product development expenses	$942	$1,106	$(164)	(14.8)%
Selling, general and administrative expenses	$2,445	$3,025	$(580)	(19.2)%
Operating loss	$(140)	$(1,191)	$1,051	88.2%
Other expense, net	$(7)	$(1)	$(6)	(600.0)%
Income tax expense	$(1)	$(23)	$22	95.7%
Net loss	$(148)	$(1,215)	$1,067	87.8%

Product Revenue: Product revenue consists of revenue recognized from the MTI Instruments’ product lines.

Product revenue for the three months ended September 30, 2016 increased by $936 thousand, or 72.2%, to $2.2 million from $1.3 million during the three months ended September 30, 2015. This increase was driven primarily by activity under the long-awaited U.S. Air Force contract for engine vibration analysis systems, accessories and maintenance, which we entered into on July 1, 2016. Also contributing to the quarterly revenue growth was an increase in tensile stage shipments in the U.S. and to Asia.  For the three months ended September 30, 2016, the largest commercial customer for the segment was a U.S. turbine engine tooling manufacturer, which accounted for 8.0% of the third quarter 2016 revenue. In 2015, our largest commercial customer was an engine test cell integrator in the U.S., which accounted for 14.6% of the third quarter 2015 revenue. The U.S. Air Force was the largest government customer for the three months ended September 30, 2016 and September 30, 2015, accounting for 36.4% and 9.9%, respectively, of revenue.

Product revenue for the nine months ended September 30, 2016 increased by $382 thousand, or 7.8%, to $5.3 million from $4.9 million during the nine months ended September 30, 2015. This increase was driven by activity under the new U.S. Air Force contract, which offset declines in commercial engine vibration analysis system sales during the 2016 period compared to the first nine months of last year. For the nine months ended September 30, 2016, the largest commercial customer for the segment was an Asian distributor, which accounted for 9.7% of the year-to-date 2016 revenue. In 2015, our largest commercial customer was a Fortune 100 company, which accounted for 6.4% of revenue during the first nine months of 2015. The U.S. Air Force was the largest government customer for the nine months ended September 30, 2016 and September 30, 2015, accounting for 16.2% and 5.2%, respectively, of revenue.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands)		Revenues for the Three Months Ended September 30,		Revenues for the Nine Months Ended September 30,		Contract Revenues to Date September 30,	Total Contract Orders Received to Date September 30,
Contract (1)	Expiration	2016	2015	2016	2015	2016	2016

$9.35 million U.S. Air Force Systems, Accessories and Maintenance	06/30/2021 (2)	$804	$—	$804	$—	$804	$810
$6.5 million U.S. Air Force Maintenance	09/27/2014 (3)	$—	$5	$—	$5	$5,006	$5,006
$4.1 million U.S. Air Force Systems	08/29/2015 (3)	$—	$—	$—	$—	$2,793	$2,793

_________________

(1)	Contract values represent maximum potential values at time of contract placement and may not be representative of actual results.
(2)	Date represents expiration of contract, including the exercise of the option extension.
(3)	Date represents expiration of contract, including the exercise of option extensions. No additional orders are expected under any of these specific contracts.

Cost of Product Revenue; Gross Margin: Cost of product revenue includes the direct material and labor cost as well as an allocation of overhead costs that relate to the manufacturing of products we sell. In addition, cost of product revenue also includes the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations.

Cost of product revenue for the three months ended September 30, 2016 increased by $202 thousand, or 35.3%, to $774 thousand from $572 thousand for the three months ended September 30, 2015. Gross profit as a percentage of product revenue rose from 55.9% during the third quarter last year to 65.3% for the third quarter of 2016. Cost of product revenue for the nine months ended September 30, 2016 increased by $75 thousand, or 3.9%, to $2.0 million from $1.9 million for the nine months ended September 30, 2015. Gross profit as a percentage of product revenue rose from 60.2% during the nine months ended September 30, 2015 to 61.7% during the nine months ended September 30, 2016. The improvement in gross profit for the 2016 periods are attributable to lower material costs due to the change in product mix, combined with lower overhead costs from reduced staffing. The increases in the cost of product revenue are attributable to the increased sales during the 2016 periods as discussed above under Product Revenue, partially offset by the lower material and overhead costs responsible for the improvements in the profit margins.

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

Research and product development expenses decreased $54 thousand and $164 thousand, respectively, during the three and nine months ended September 30, 2016 compared to the comparable 2015 periods due to reduced staffing and decreased material spending on current development projects.

Selling, General and Administrative Expenses: Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended September 30, 2016 decreased by $139 thousand, or 14.4%, to $829 thousand from $1.0 million for the three months ended September 30, 2015. Selling, general and administrative expenses for the nine months ended September 30, 2016 decreased by $580 thousand, or 19.2%, to $2.4 million from $3.0 million for the nine months ended September 30, 2015. These decreases are the result of reduced staffing and travel, lower sales commissions and a $28 thousand reduction to prior year incentive compensation accruals compared to the comparable 2015 periods.

Operating Income (Loss): Operating income was $331 thousand for the three months ended September 30, 2016 compared to an operating loss of $596 thousand for the three months ended September 30, 2015. Operating loss was $140 thousand for the nine months ended September 30, 2016 compared to $1.2 million for the nine months ended September 30, 2015. These improvements were a result of the factors noted above, that is, the increased sales and improvement in gross margins, combined with decreased research and development and selling, general and administrative expenses.

Other (Expense): Other expense was $1 thousand for the three months ended September 30, 2016 and $7 thousand for the nine months ended September 30, 2016. The expense for the nine months ended September 30, 2016 primarily related to a $6 thousand loss recorded on the disposal of equipment in the first quarter.

Net Income (Loss): Net income was $329 thousand for the three months ended September 30, 2016 compared to a net loss of $610 thousand for the three months ended September 30, 2015. Net loss was $148 thousand for the nine months ended September 30, 2016 compared to a net loss of $1.2 million for the nine months ended September 30, 2015. The increase in net income during the three month period and the decrease in net loss during the nine month period are primarily attributable to increased sales and improvements in gross margins, as well as the decreased research and development and selling, general and administrative expenses, as discussed above.

Management’s Plan, Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Nine Months Ended or As of	Nine Months Ended or As of	Year Ended or As of
	September 30,	September 30,	December 31,
	2016	2015	2015
Cash	$886	$899	$462
Working capital	1,342	1,656	1,413
Net loss	(148)	(1,215)	(2,832)
Net cash provided by (used in) operating activities	547	(989)	(1,426)
Purchase of property, plant and equipment	(113)	(55)	(55)

The Company has historically incurred significant losses (the majority, until 2012, stemming from the direct methanol fuel cell product development and commercialization programs of its former subsidiary, MeOH Power, Inc.) and had a consolidated accumulated deficit of $120.8 million as of September 30, 2016. Management believes that the Company currently has adequate resources to avoid future cost-cutting measures that could adversely affect its business. As of September 30, 2016, we had no debt, $20 thousand in commitments for capital expenditures and approximately $886 thousand of cash available to fund our operations.

Based on business developments, including changes in production levels, staffing requirements and network infrastructure improvements, additional capital equipment may be required in the foreseeable future. Based on management’s projections, we expect to spend approximately $150 thousand on capital equipment and $1.3 million in research and development on MTI Instruments’ products during 2016. We anticipate financing any near term expenditures and to continue funding our operations from our current cash position and our projected cash flows pursuant to management’s plans. We may also seek to supplement our resources by obtaining new credit facilities to fund operational working capital and capital expenditure requirements. Any additional financing, if required, may not be available to us on acceptable terms or at all.

While it cannot be assured, management believes that, due in part to our current working capital level, recent replacements in sales and engineering staff and stabilized spending, the Company should be able to generate sufficient cash flows to fund the Company’s active operations for the foreseeable future, even in the absence of lines of credit following their termination in March 2016, as discussed below. If our revenue estimates are off either in timing or amount, however, the Company may need to implement additional steps to ensure liquidity including, but not limited to, the deferral of planned capital spending and/or delaying existing or pending product development initiatives. Such steps, if required, could potentially have a material and adverse effect on our business, results of operations and financial condition. See Note 1 to the consolidated financial statements included in this report for additional information regarding liquidity and going concern.

As discussed above, on October 21, 2016, the Company issued and sold 3,750,000 shares of its common stock to Brookstone for an aggregate of $2,737,500. This new investment has allowed MTI’s balance sheet to improve and provides MTI with additional capital for, among other things, key strategic activities.

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

Backlog, Inventory and Accounts Receivable

At September 30, 2016, our order backlog was $558 thousand compared to $234 thousand at December 31, 2015. The increase in backlog from December 2015 was due to orders for capacitance systems, tensile testing stages and commercial engine vibration systems which, per the customers’ requests, will not be delivered until the fourth quarter.

Our inventory turnover ratios and average accounts receivable days outstanding for the trailing 12 month periods and their changes at September 30, 2016 and 2015 are as follows:

	2016	2015	Change
Inventory turnover	2.1	3.3	(1.2)
Average accounts receivable days outstanding	40	49	(9)

The current twelve-month inventory turns have declined due to a 31% increase in average inventory balances corresponding to anticipated orders from Asia and the U.S. Air Force.

The average accounts receivable days’ outstanding decreased nine days during the last 12 months due to a proportionate increase in U.S. government sales, as commercial customers take a longer period to pay than the U.S. government.

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

  the expected impact of recent and pending accounting standards or updates;

  our expectations regarding the receipt of an anticipated product order;

  our ability to continue as a going concern;

  management’s belief that it will have adequate resources to fund the Company’s operations and capital expenditures   in the near term;

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
  risks related to the limitation of the use, for tax purposes, of our net historical operating losses in the event of certain ownership changes; and
  other factors discussed under the heading “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of MTI’s disclosure controls and procedures as of September 30, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                Risk Factors

In addition to the risks discussed in Part II, Item 1A (Risk Factors) of our most recently filed Annual Report on Form 10-K with the Securities and Exchange Commission (SEC), filed on March 30, 2016, which risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, which you should review and consider such risk factors in making any investment decision with respect to our securities, the following risks are related to the sale of the Shares to Brookstone discussed elsewhere in this report.

The increase in the number of shares of Common Stock outstanding following the sale of Common Stock to Brookstone and the price at which such shares were issued, may cause the market price of the Common Stock to decline.

As discussed above, on October 21, 2016, we sold 3,750,000 shares of Common Stock to Brookstone for $0.73 per share.  This represents a 26.3% discount to the per-share closing price of the Common Stock on October 20, 2016. The increase in the number of outstanding shares of Common Stock and the price at which the shares of Common Stock were sold to Brookstone may cause the market price of the Common Stock to decline.

Future sales of our common stock, or the perception that future sales may occur, may cause the market price of our common stock to decline, even if our business is doing well.

As discussed above, the Company is obligated to register for resale the shares of Common Stock sold to Brookstone pursuant to a Registration Rights Agreement entered into between the Company and Brookstone. Sales of substantial amounts of Common Stock in the market after such registration, or the perception that these sales may occur, could materially and adversely affect the price of the Common Stock and could impair our ability to raise capital through the sale of additional equity securities.

Brookstone’s ownership of 41.7% of the outstanding shares of Common Stock gives it a controlling interest in the Company.

As discussed above, Brookstone owns approximately 41.7% of our outstanding shares of Common Stock and has designated three directors to sit on our seven-member Board of Directors. Accordingly, going forward Brookstone will be able to exert a significant degree of influence or actual control over our management and affairs and, as a practical matter, will control corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including the election of directors, amendments to our certificate of incorporation and bylaws, and the approval of mergers and other significant corporate transactions, including a sale of substantially all of our assets, and Brookstone may vote its shares in a manner that is adverse to the interests of our minority stockholders. For example, Brookstone will be able to prevent a merger or similar transaction, including a transaction in which stockholders will receive a premium for their shares, even if our other shareholders are in favor of such transaction. This concentration of voting control could deprive you of an opportunity to receive a premium for your shares of Common Stock as part of a sale of MTI and also might adversely affect the market price of our Common Stock to the extent investors perceive disadvantages in owning shares of a company with a controlling shareholder.

Brookstone and their director designees may acquire interests and positions that could present potential conflicts with our and our shareholders’ interests.

Brookstone and their director designees may make investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Brookstone and their director designees may also pursue, for their own accounts, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities might not be available to us. As part of the Brookstone transaction and as required by Brookstone as a condition to purchasing the shares of Common Stock, our Board of Directors renounced, to the extent permitted by New York law, the Company's expectancy with respect to being offered an opportunity to participate in any business opportunity that is discovered by or presented to a director designee (a “Business Opportunity”), whether in such director designee’s capacity as a director of MTI or otherwise. Accordingly, the interests of Brookstone and the designated directors with respect to a Business Opportunity may supersede ours, and Brookstone or its affiliates or the Brookstone-designated directors may be involved with business in competition with us and may pursue opportunities for the benefit of solely Brookstone and its affiliates without our involvement, for which we have limited recourse. Such actions on the part of Brookstone or the director designees could have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.           Defaults Upon Senior Securities

None

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

Not applicable.

Item 6.           Exhibits

Exhibit No.	Description
4.1

Rights Agreement, dated as of October 6, 2016, between Mechanical Technology, Incorporated and American Stock Transfer & Trust Company, LLC, as Rights Agent (Incorporated by reference from Exhibit 4.1 of the Company’s Form 8-K Report filed October 6, 2016).

4.2

Amendment No. 1 dated as of October 20, 2016, to the Rights Agreement, dated as of October 6, 2016, between Mechanical Technology, Incorporated and American Stock Transfer & Trust Company, LLC, as Rights Agent (Incorporated by reference from Exhibit 4.2 of the Company’s Form 8-K Report filed October 21, 2016).

10.22

Securities Purchase Agreement dated as of October 21, 2016, by and between Mechanical Technology, Incorporated and Brookstone Partners Acquisition XXIV, LLC (Incorporated by reference from Exhibit 10.22 of the Company’s Form 8-K Report filed October 21, 2016).

10.23

Registration Rights Agreement dated as of October 21, 2016, by and between Mechanical Technology, Incorporated and Brookstone Partners Acquisition XXIV, LLC (Incorporated by reference from Exhibit 10.23 of the Company’s Form 8-K Report filed October 21, 2016).

10.24

Form of Option Exercise and Stock Transfer Restriction Agreement between the Company and its Chief Executive Officer, Chief Financial Officer and Non-Employee Directors (and certain former non-employee directors) (Incorporated by reference from Exhibit 10.24 of the Company’s Form 8-K Report filed October 21, 2016).+

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

+ Represents management contract or compensation plan or arrangement.

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text and including detailed tags: (i) Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015; (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2016 and 2015; (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2016 and 2015; and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mechanical Technology, Incorporated
Date: October 27, 2016	By:	/S/ Kevin G. Lynch
Kevin G. Lynch Chief Executive Officer
	By:	/S/ Frederick W. Jones
Frederick W. Jones Chief Financial Officer