Form 10-K
period 2016-12-31
MECHANICAL TECHNOLOGY INC
filed 2017-03-02
CIK 64463

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2016 (based on the last sale price of $0.84 per share for such stock reported on the over-the-counter market for that date) was $3,702,364.

As of February 23, 2017, the Registrant had 9,020,393 shares of common stock outstanding.

Documents incorporated by reference: Portions of the registrant’s Proxy Statement for its 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

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

The Company also owns a 47.5% interest, which as of December 31, 2016 has a fair value of $0, in MeOH Power, Inc. (formerly MTI MicroFuel Cells, Inc.), which the Company operated as a subsidiary until December 31, 2013, at which time the majority interest was transferred to one of our directors. We do not expect our current interest in MeOH Power, Inc. to have a material impact on our results of operations or financial condition going forward.

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

Automated Monitoring and Precision Automation Manufacturing

Automated monitoring allows companies and engineers to rectify system problems before they become costly repairs and maintenance costs. MTI’s latest system has a non-magnetic paper-thin probe that allows users to measure and monitor gaps in high power generators, wind turbines, and other auxiliary equipment. Its Ethernet interface supports remote access to this critical information. Meanwhile, MTI is also supporting the world-wide need for OEMs to drive continuous improvement efforts through use of the most innovative manufacturing and assembly techniques in products and processes. Due to the level of precision required, these products or processes are managed through automated systems (Piezo positioners, robot guide, dielectric material/LED wafer inspection, etc.) and require precise measurement, data transmission, analysis and management.

MTI Instruments provides advanced linear displacement solutions for OEMs that can be incorporated into a tool or equipment manufactured by a company to monitor performance and/or achieve control (“in product application”) or into a process to control the manufacture of parts or measure critical parameters of parts as they enter or leave a process (“in process applications”).

MTI Instruments is a preferred supplier for applications that require complex and extremely precise measurement of intricate targets and assemblies. MTI Instruments uses its significant track record and experience in capacitance, laser and fiber optic technologies to make products that range from basic sensors to complete, fully integrated measurement systems. Applications include precision positioning, material surface measurements, off-center vibration measurements, and pattern recognition analysis.

Listed below are selected MTI Instruments’ automated monitoring and precision automation manufacturing product offerings:

Product Model	Description
Accumeasure Series	Ultra-high precision capacitive systems offering nanometer accuracy.
Accumeasure D Series	Ultra-high precision digital capacitive systems offering sub-nanometer accuracy.
Microtrak PRO-2D	2D laser triangulation scanners that provide profile, displacement, and 3D images.
Microtrak TGS	Intuitive laser thickness systems using two single spot laser heads with digital linearization providing superb linearity.
MTI-2100 Fotonic Sensor Series	Fiber-optic based displacement sensor systems with high frequency response.

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

Listed below are selected MTI Instruments’ axial turbo machinery product offerings and technologies:

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

Listed below are MTI Instruments’ industrial and academic R&D product offerings and technologies:

	Product Model	Description
	Accumeasure Digital Series	Ultra-high precision digital capacitive systems offering sub-nanometer accuracy.
	Accumeasure Analog Series	Ultra-high precision capacitive displacement systems offering nanometer accuracy.
NEW	Tensile MicroStage	Specifically designed to fit under atomic force microscopes (AFMs), these MicroTensile Testers provide high resolution tensile, compression, fatigue and bend testing of up to 450 Newton (100 lbs).
	Microtrak 4	Single spot laser sensor equipped with the latest complementary metal oxide semiconductor (CMOS) sensor technology with true digital data output.
	Proforma 300i	Manual, non-contact measurement of semiconductor wafer thickness, total thickness variation and bow.
	PV 1000	Manual tool for measuring thickness and bow of solar wafers.
	MTI-2100 Fotonic Sensor Series	Fiber-optic based displacement sensor systems with high frequency response.

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

In 2016, MTI Instruments introduced a paper-thin capacitance probe that is non-magnetic, a feature that allows the probe to conform and be bonded in a thin gap and also provide accurate measurement within surrounding magnetic fields. This paper-thin probe, together with the recently launched Accumeasure D, is designed to be used to measure and monitor gaps in high power generators, wind turbines, and other auxiliary equipment. In addition, its Ethernet interface supports remote access to critical information.

We launched an additional line of SEMtester products to support the growing AFM users in the R&D market. The MTI Tensile MicroStage is designed with a reduced height to fit under AFMs or other adjustable lens microscopes. This new MicroStage also uses lightweight materials to meet air table and motorized stage requirements.

We also launched, during 2016, a line of Accumeasure D capable of measuring the thickness of non-conductive materials such as glass, plastic sheet and sapphire wafer (used in white light-emitting diode (LED) manufacturing). Additionally, we continue to invest in the development of a system to measure defects in industrial tool and internal thread inspection that utilizes our Accumeasure D series of products.

During 2015, we developed and commercialized new enhancements in our PBS 4100+ product, including the capability to measure vibration and balance a number of turbo-shaft engines for rotary wing aircraft (helicopter), which has proven effective with several commercial customers. During 2016, the PBS 4100+ has been enhanced to accommodate the latest generation of fuel-efficient aircraft engines.

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

Product Manufacturing & Operations

We conduct research, product development and innovation, and manufacture our products, in the United States. While many companies in the sensor, instrument and systems markets have manufacturing operations overseas, MTI is and has always been a U.S.-based manufacturing company. Products are conceived, developed, tested, and shipped out from our headquarters in Albany, New York.

Management believes that there are inherent advantages in keeping manufacturing in the U.S., including reducing the risk of inadvertent technology transfer, the ability to control manufacturing quality, and a much more effective customer management and satisfaction process. We have long-term vendor relationships and believe that most raw materials used in our products are readily available from a variety of vendors.

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

In April 2014, the Company received initial ISO certification 9001:2008 and was most recently recertified in April 2016. The certifications were authorized by TÜVRheinland®, an independent agency. To obtain these certifications, we underwent a rigorous five step process including preparation, documentation, implementation, internal audit, and final certification. The ISO 9001:2008 certification confirms our commitment to an effective management system and continuous improvement, a practice management believes is important for continuous growth.

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

Significant Customers

MTI Instruments’ largest customer is the U.S Air Force. We also have strong relationships with companies in the electronics, aircraft, aerospace, automotive, semiconductor and research industries. The U.S. Air Force accounted for 18.1% and 4.4%, respectively, of total product revenues during 2016 and 2015.The largest commercial customer in 2016 was an Asian distributor, who accounted for 8.1% and 6.8%, respectively, of total product revenue during 2016 and 2015.

Competition

We compete with several companies, several of which are substantially larger than MTI Instruments.

In the precision automated manufacturing market, MTI Instruments faces competition from companies including Keyence, Micro Epsilon, Schmitt Industries, Capacitec, Microsense and Lion Precision Instruments.

In the axial turbo machinery market, MTI Instruments competes with companies including ACES Systems and Meggitt Sensing Systems.

In the R&D market, we compete with companies involved in material testing, include Gatan, Deben, and E+H Metrology GmbH.  Competitors in precision linear displacement include Keyence, Micro Epsilon, Schmitt Industries, Capacitec, Microsense and Lion Precision Instruments.

The primary competitive considerations in MTI Instruments’ markets are product quality, performance, price, timely delivery, responsiveness and the ability to identify, pursue and obtain new customers. MTI Instruments believes that its employees, product development skills, sales and marketing systems and reputation are competitive advantages.

Research and Development

MTI Instruments conducts research and develops technology to support its existing products and develop new products. MTI incurred research and development costs of approximately $1.2 million and $1.5 million for the years ended December 31, 2016 and 2015, respectively. We expect to continue to invest in research and development in the future at MTI Instruments as part of our growth strategy.

Employees

As of December 31, 2016, we had 29 employees including 24 full-time employees.

Recent Developments

Adoption of Shareholder Rights Plan

On October 6, 2016 (the “Rights Dividend Declaration Date”), the Company’s Board of Directors adopted a Section 382 rights plan (the “Rights Plan”) and declared a dividend distribution of one right (the “Rights”) for each outstanding share of common stock, par value $0.01 per share (the “Common Stock”), of the Company to shareholders of record at the close of business on October 19, 2016. Each share of common stock issued thereafter will also include one Right. Subject to the terms, provisions and conditions of the Rights Plan, if the Rights become exercisable, each Right would represent the right to purchase from the Company one share of our common stock at a purchase price of $5.00 per share, subject to adjustment.

The Board adopted the Rights Plan in an effort to protect against a possible limitation on the Company’s ability to use its net operating loss carryforwards (“NOLs”), which totaled approximately $51.9 million as of December 31, 2016. The Company may utilize these NOLs in certain circumstances to offset future U.S. taxable income and reduce its U.S. federal income tax liability.

For additional information about the Rights Plan and the Rights, please see the Company’s Current Report on Form 8-K filed on October 6, 2016.

Sale of Common Stock to Brookstone Partners Acquisition XXIV, LLC

On October 21, 2016, the Company issued and sold 3,750,000 shares of its common stock (the “Shares”) to Brookstone Partners Acquisition XXIV, LLC (“Brookstone”), for an aggregate of $2,737,500, pursuant to a Securities Purchase Agreement between Brookstone and the Company.  In connection therewith, we also appointed three designees of Brookstone to the Company’s Board of Directors. Immediately subsequent to the issuance of the Shares, Brookstone owned 41.7% of the outstanding shares of our common stock.

Also on October 21, 2016, the Company and Brookstone entered into a Registration Rights Agreement, pursuant to which the Company agreed to, at any time after December 20, 2016 and upon the request of holders of at least 25% of the outstanding Shares, to file a registration statement under the Securities Act of 1933, as amended (the “Securities Act”), to register the resale of the Shares.

For additional information about the Brookstone transaction, please see the Company’s Current Report on Form 8-K filed on October 21, 2016.

Departure of Directors or Certain Officers; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers

On January 18, 2017, Kevin G. Lynch resigned as President and Chief Executive Officer as well as Chairman of the Board of the Company. Mr. Lynch will remain on the Company’s Board of Directors. In conjunction with his resignation, Mr. Lynch and the Company entered into a separation agreement (dated February 1, 2017). The Company’s Board of Directors appointed Frederick W. Jones, our current Chief Financial Officer, as President and Chief Executive Officer. Mr. Jones will remain our Chief Financial Officer as well.

For additional information about the departure of Mr. Lynch and the appointment of Mr. Jones, please see the Company’s Current Reports on Form 8-K filed on January 24, 2017 and February 8, 2017.

Item 1A: Risk Factors

Factors Affecting Future Results

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended, (the “Exchange Act”). Any statements contained, or incorporated by reference, in this Annual Report on Form 10-K that are not statements of historical fact may be forward-looking statements. When we use the words “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” “should,” “could,” “may,” “will” and similar words or phrases, we are identifying forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding:

  anticipated growth, including in revenues and cash flows;
  statements with respect to management’s strategy and planned initiatives;
  management’s belief that it will have adequate resources to fund the Company’s operations and capital expenditures for the year ending December 31, 2017 and through the end of the first quarter of 2018;
  the expected impact of recent and pending accounting standards or updates;
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

We have incurred significant operating and net losses since our inception. We incurred a net loss of $359 thousand during the year ended December 31, 2016 and had an accumulated deficit of $121.0 million as of such date. In order to achieve and maintain profitability and improve liquidity, we must successfully achieve all or some combination of the following initiatives: increasing sales, developing new products, controlling operating expenses, managing our cash flows, successfully obtaining new credit facilities, improving operational efficiency and estimating and projecting accurately our liquidity and capital resources. In “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management’s Plan, Liquidity and Capital Resources” in this Annual Report on Form 10-K, we made estimates regarding our cash flow and results of operations for the year ending December 31, 2017 and through the end of the first quarter of 2018. If our cash flow or results of operations are less favorable than we have estimated, we may not be able to make all of our planned operating or capital expenditures or fully execute all of our other plans. Our financial success depends in part on management’s ability to execute our growth strategy. We expect that we will depend primarily on cash generated by our operations for funds to pay our expenses and any other indebtedness we may incur. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flows from operations in the future and our currently anticipated growth in revenues and cash flows may not be realized, either or both of which could result in our being unable to repay indebtedness or to fund other liquidity needs. If we do not have enough money, we may be required to sell assets or borrow money, in each case on terms that may not be acceptable to us. In addition, the terms of any future debt agreements, including new lines of credit, may restrict us from adopting any of these alternatives. Further, any significant levels of indebtedness in the future could place us at a competitive disadvantage compared to our competitors that may have access to additional resources or proportionately less debt and could make us more vulnerable to economic downturns and adverse developments in our business. Any future loss incurred by the Company could have a material adverse effect on our business and our ability to generate the cash needed to operate our business. Although we generated net income in 2011, 2013 and 2014, we had a net loss during 2016 and 2015 and prior to 2011 we had generated net losses since 1998, and we may not be able to achieve or sustain profitability in the future. If we do achieve profitability in the future, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter and from year to year. Failure to continue to successfully implement these initiatives could prevent us from achieving and maintaining profitability and otherwise have a material adverse effect on our business plans, liquidity, results of operations and financial condition and may result in a downsize to the business. Further, even if implemented successfully there is no guarantee that our efforts in this regard would result in sustained and improving profitability.

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

International sales risks could adversely affect our operating results. Furthermore, our operating results could be adversely affected by changes to U.S. policy and fluctuations in the value of the U.S. dollar against foreign currencies.

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

All of these risks associated with international sales could negatively affect our operating results.

We anticipate possible changes to current policies by the U.S. government that could affect our business, including potentially through increased import tariffs and other changes in U.S. trade relations with other countries (e.g., China). Our suppliers source some of their raw materials from foreign countries, so any tariffs imposed by the U.S. government on imports into the United States would likely increase our cost of product revenue and, as a result, decrease our gross margins, operating income and net income, which could have a material adverse effect on our financial condition. Further, if the U.S. government imposes tariffs on imports into the United States, other countries may respond by imposing tariffs on products manufactured in the United States, which would increase the price of our products in these countries and may result in our customers looking to alternative sources for our products. Further, the imposition of such tariffs, and other recent and potential actions of the U.S government with respect to other countries, may generate negative views of the United States in other countries and make persons in those countries less inclined to purchase products from U.S. companies like us.

In addition, we transact our business in U.S. dollars and bill and collect our sales in U.S. dollars. In 2016, approximately 32.3% of our revenue was from customers located outside of the United States. It is possible that U.S. policy changes and uncertainty about policy could increase market volatility and currency exchange rate fluctuations. Market volatility and currency exchange rate fluctuations could impact our results of operations and financial condition related to transactions denominated in a foreign currency. A weakening of the dollar could cause our overseas vendors to require renegotiation of either the prices or currency we pay for their goods and services. Similarly, a strengthening of the dollar could cause our products to be more expensive for our international customers, which could impact price and margins and/or cause the demand for our products, and thus our revenue, to decline.

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

Pursuant to the Registration Rights Agreement entered into between the Company and Brookstone, the Company is obligated to register for resale the shares of common stock sold to Brookstone in October 2016. Sales of substantial amounts of our common stock in the market after such registration, or the perception that these sales may occur, could materially and adversely affect the price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

Brookstone’s ownership of 41.6% of the outstanding shares of our common stock gives it a controlling interest in the Company.

Brookstone owns approximately 41.6% of our outstanding shares of common stock and has designated three directors that sit on our seven-member Board of Directors. Accordingly, Brookstone has the ability to exert a significant degree of influence or actual control over our management and affairs and, as a practical matter, will control corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including the election of directors, amendments to our certificate of incorporation and bylaws, and the approval of mergers and other significant corporate transactions, including a sale of substantially all of our assets, and Brookstone may vote its shares in a manner that is adverse to the interests of our minority stockholders. For example, Brookstone will be able to prevent a merger or similar transaction, including a transaction in which stockholders will receive a premium for their shares, even if our other shareholders are in favor of such transaction. This concentration of voting control could deprive our investors of an opportunity to receive a premium for their shares of our common stock as part of a sale of the Company. Further, Brookstone’s control position might adversely affect the market price of our common stock to the extent investors perceive disadvantages in owning shares of a company with a controlling shareholder.

Brookstone and their director designees may acquire interests and positions that could present potential conflicts with our and our shareholders’ interests.

Brookstone and their director designees may make investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Brookstone and their director designees may also pursue, for their own accounts, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities might not be available to us. As part of our sale of the Shares to Brookstone in October 2016 and as required by Brookstone as a condition to purchasing the Shares, our Board of Directors renounced, to the extent permitted by New York law, the Company's expectancy with respect to being offered an opportunity to participate in any business opportunity that is discovered by or presented to a director designee (a “Business Opportunity”), whether in such director designee’s capacity as a director of the Company or otherwise. Accordingly, the interests of Brookstone and the designated directors with respect to a Business Opportunity may supersede ours, and Brookstone or its affiliates or the Brookstone-designated directors may be involved with business in competition with us and may pursue opportunities for the sole benefit of Brookstone and its affiliates without our involvement, for which we have limited recourse. Such actions on the part of Brookstone or its director designees could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

In the future, we may experience an ownership change in the Company that would result in a limitation of tax attributes relating to the use of our net operating losses.

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

We estimate that as of December 31, 2016, the Company and MTI Instruments have NOL carryforwards of approximately $51.9 million. Our ability to utilize these NOL carryforwards, including any future NOL carryforwards that may arise, may be limited by Section 382 if we undergo any further “ownership changes” as a result of subsequent changes in the ownership of our outstanding common stock pursuant to the exercise of MTI options outstanding, additional financings obtained, or otherwise.

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

Item 4: Mine Safety Disclosures

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

	High	Low
Fiscal Year Ended December 31, 2016
First Quarter	$1.40	$0.67
Second Quarter	0.95	0.55
Third Quarter	1.41	0.35
Fourth Quarter	1.60	0.95

Fiscal Year Ended December 31, 2015
First Quarter	$1.20	$0.70
Second Quarter	1.49	0.86
Third Quarter	1.36	1.06
Fourth Quarter	1.29	0.20

Holders

We have one class of common stock, par value $.01, and are authorized to issue 75,000,000 shares of common stock. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders.  As of December 31, 2016, there were 9,010,643 shares of common stock issued and outstanding. As of February 16, 2017, there were approximately 211 shareholders of record of the Company’s common stock. The number of shareholders of record does not reflect the number of persons whose shares are held in nominee or “street” name accounts through brokers.

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

Overview

MTI’s core business is conducted through our wholly-owned subsidiary MTI Instruments, Inc. MTI Instruments is a supplier of precision linear displacement sensors, instruments and system solutions, vibration measurement and system balancing solutions, precision tensile measurement systems and wafer inspection tools, serving markets that require 1) the precise measurements and control of products and processes in automated manufacturing, assembly, and consistent operation of complex machinery, 2) engine balancing and vibration analysis systems for both military and commercial aircraft, 3) metrology tools for semiconductor and solar wafer characterization, and 4) tensile stage systems for materials testing and precision linear displacement gauges all for use in academic and industrial research and development settings.

Recent Developments

On July 1, 2016, the Company entered into a follow-on, multi-year contract with the U.S. Air Force to purchase new PBS4100+ and PBS4100R+ vibration measurement and balancing systems and corresponding maintenance of previously deployed systems and accessories. The total contract, if fully executed, has a value of $9.35 million, with the initial basic one-year term of the contract having an estimated value of approximately $1.8 million.

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

Results of Operations

Results of Operations for the Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015.

The following table summarizes changes in the various components of our net loss during the year ended December 31, 2016 compared to the year ended December 31, 2015.

(Dollars in thousands)	Year Ended December 31, 2016	Year Ended December 31, 2015	$ Change	% Change

Product revenue	$7,056	$6,330	$726	11.5%
Operating costs and expenses:
Cost of product revenue	$2,722	$2,475	$247	10.0%
Research and product development expenses	$1,243	$1,546	$(303)	(19.6)%
Selling, general and administrative expenses	$3,452	$3,779	$(327)	(8.7)%
Operating loss	$(361)	$(1,470)	$1,109	75.4%
Other expense, net	$(7)	$(2)	$(5)	(250.0)%
Loss before income taxes	$(368)	$(1,472)	$1,104	75.0%
Income tax benefit (expense)	$9	$(1,360)	$1,369	100.7%
Net loss	$(359)	$(2,832)	$2,473	87.3%

Product Revenue: Product revenue consists of revenue recognized from the MTI Instruments’ product lines.

The $726 thousand increase in product revenue during the year ended December 31, 2016 compared to 2015 was driven by activity under the new U.S. Air Force contract, which offset declines in commercial engine vibration analysis system sales. The U.S. Air Force was the largest government customer for the years ended December 31, 2016 and 2015, and accounted for 18.1% and 4.4%, respectively, of our annual product revenue. For the years ended December 31, 2016 and 2015, the largest commercial customer was an Asian distributor of our general instrumentation products, which accounted for 8.1% and 6.8%, respectively, of our annual product revenue.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands)			Revenues for the Year Ended				Contract Revenues to Date Date	Total Contract Orders Received To Date
			December 31,				December 31,	December 31,
Contract(1)	Expiration		2016		2015		2016	2016

$9.35 million U.S. Air Force Systems, Accessories and Maintenance	06/30/2021	(2)		$1,093	$	__	$1,093	$1,097
$6.5 million U.S. Air Force Maintenance	09/27/2014	(3)	$	__		$5	$5,006	$5,006

____________________

(1)	Contract values represent maximum potential values at time of contract placement and may not be representative of actual results.
(2)	Date represents expiration of contract, including the exercise of option extensions.
(3)	Date represents expiration of contract, including the exercise of option extensions. No additional orders are expected under any of these specific contracts.

Cost of Product Revenue; Gross Margin: Cost of product revenue includes the direct material and labor cost as well as an allocation of overhead costs that relate to the manufacturing of products we sell. In addition, cost of product revenue also includes the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations.

Cost of product revenue during the year ended December 31, 2016 compared to 2015 increased by $247 thousand, or 10.0%, to $2.7 million from $2.5 million. Gross profit, as a percentage of product revenue, rose from 60.9% during the year ended December 31, 2015 to 61.4% during the year ended December 31, 2016. The improvement in gross profit during 2016 was attributable to lower material costs due to the change in product mix, combined with lower overhead costs from reduced staffing. This gross profit, while improved, was diminished by a $350 thousand charge to inventory for excessive inventory amounts built in advance of an order that did not materialize in 2016. The increase in the cost of product revenue was attributable to the increased sales during 2016 as discussed above under Product Revenue, partially offset by the lower material and overhead costs responsible for the improvements in the profit margins.

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

Research and product development expenses decreased $303 thousand during the year ended December 31, 2016 compared to 2015 due to reduced staffing and decreased material spending on current development projects.

Selling, General and Administrative Expenses: Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the year ended December 31, 2016 decreased by $327 thousand, or 8.7%, to $3.5 million in 2016 from $3.8 million in 2015. This decrease is the result of reduced staffing and travel, lower sales commissions and a $37 thousand reduction to prior year incentive compensation accruals compared to 2015. This decrease was partially offset by $90 thousand in legal and advisory fees related to the adoption of the Shareholder Rights Plan and an increase of $271 thousand in non-cash stock based compensation expense relating to the immediate vesting of options granted under the Mechanical Technology Incorporated 2014 Equity Incentive Plan in conjunction with the change in control (as defined in the Plan) as a result of the Brookstone investment.

Operating Loss: Operating loss was $361 thousand for the year ended December 31, 2016 compared to $1.5 million in 2015. The improvement was a result of the factors noted above, that is, the increased sales and improvement in the gross margin, combined with decreased research and development and selling, general and administrative expenses.

Other Expense: Other expense was $7 thousand for the year ended December 31, 2016 compared to $2 thousand in 2015. The expense for the year ended December 31, 2016 primarily related to a $6 thousand loss recorded on the disposal of equipment in the first quarter.

Income Tax Benefit (Expense): Income tax benefit for the year ended December 31, 2016 was $9 thousand and primarily relates to a refund received from our year ended December 31, 2015 consolidated federal income tax return. Our effective income tax rate for the year ended December 31, 2016 was (2)%. Income tax expense for the year ended December 31, 2015 was $1.4 million and primarily related to the increase in the valuation allowance against the previously-recognized $1.3 million deferred tax asset. Our effective income tax rate for the year ended December 31, 2015 was 92%.

Net Loss: Net loss for the year ended December 31, 2016 was $359 thousand compared to $2.8 million in 2015. The decrease in net loss during 2016 was attributable to increased sales and improvements in the gross margin and the decreased research and development and selling, general and administrative expenses, as discussed above, as well as the increase in the valuation allowance against the previously-recognized $1.3 million deferred tax asset during 2015, which heavily contributed to the unusually large net loss in 2015.

Management’s Plan, Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Years Ended December 31,
	2016	2015
Cash	$3,381	$462
Working capital	3,990	1,413
Net loss	(359)	(2,832)
Net cash provided by (used in) operating activities	522	(1,426)
Purchase of property, plant and equipment	(136)	(55)

The Company has historically incurred significant losses (the majority, until 2012, stemming from the direct methanol fuel cell product development and commercialization programs of its former subsidiary, MeOH Power, Inc.) and had a consolidated accumulated deficit of $121.0 million as of December 31, 2016. Management believes that the Company currently has adequate resources to avoid future cost-cutting measures that could adversely affect its business. As of December 31, 2016, we had no debt, no outstanding commitments for capital expenditures and approximately $3.4 million of cash available to fund our operations.

Based on business developments, including changes in production levels, staffing requirements and network infrastructure improvements, additional capital equipment may be required in the foreseeable future. We expect to spend approximately $75 thousand on capital equipment and $1.4 million in research and development on MTI Instruments’ products during 2017. We expect to finance any future expenditures and continue funding our operations from our current cash position and our projected 2017 cash flows pursuant to management’s plans. We may also seek to supplement our resources by obtaining credit facilities to fund operational working capital and capital expenditure requirements. Any additional financing, if required, may not be available to us on acceptable terms or at all.

While it cannot be assured, management believes that, due in part to our current working capital level, recent realignment in sales and operations and stabilized spending, the Company will have adequate resources to fund operations and capital expenditures for the year ending December 31, 2017 and through the end of the first quarter of 2018. However, if our revenue estimates are off either in timing or amount, the Company may need to implement additional steps to ensure liquidity including, but not limited to, the deferral of planned capital spending and/or delaying existing or pending product development initiatives. Such steps, if required, could potentially have a material and adverse effect on our business, results of operations and financial condition.

Debt

During the first quarter of 2016, we entered into discussions with Bank of America, N.A. (the Bank) to strengthen our then-existing lines of credit with the Bank and re-align their terms to be more consistent with our current business plan. During such discussions, the Bank informed the Company that based on its results for 2015 it was not in compliance with certain financial covenants of the lines. Since an agreement on new covenants could not be reached, the Company decided that the lines of credit could not be utilized and therefore terminated them on March 24, 2016. There were no amounts outstanding under the credit facilities at the time of cancellation.

Backlog, Inventory and Accounts Receivable

At December 31, 2016, the Company’s order backlog was $349 thousand, compared to $234 thousand at December 31, 2015. The increase in backlog was due to a large order for capacitance systems that we received during the fourth quarter of 2016, with scheduled deliveries through the first half of 2017.

Our inventory turnover ratios and average accounts receivable days outstanding for the years ended December 31, 2016 and 2015 and their changes are as follows:

	Years Ended December 31,
	2016	2015	Change
Inventory turnover	2.3	2.6	(0.3)
Average accounts receivable days outstanding	35	53	(18)

The decrease in inventory turns is due to a 17% increase in average inventory balances in anticipation of orders from Asia.

The average accounts receivable days’ outstanding decreased 18 days during 2016 compared to the prior year due to a proportionate increase in U.S. government sales, as commercial customers take a longer period to pay than the U.S. government.

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

For purposes of estimating the fair value of stock options granted during the twelve months ended December 31, 2016 using the Black-Scholes model, we used the historical volatility of our stock for the expected volatility assumption input to the Black-Scholes model, consistent with the accounting guidance. The risk-free interest rate is based on the risk-free zero-coupon rate for a period consistent with the expected option term at the time of grant. We do not currently pay nor do we anticipate paying dividends, but we are required to assume a dividend yield as an input to the Black-Scholes model. As such, we use a zero dividend rate. The expected option term is calculated as an average time to forfeiture for all grants.

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

Item 9A: Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of MTI’s disclosure controls and procedures as of December 31, 2016. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2016, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control—Integrated Framework (2013 version) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using the criteria set forth in Internal Control—Integrated Framework, Management has concluded that our internal control over financial reporting was effective as of December 31, 2016.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only Management’s Report in this annual report.

/s/ Frederick W. Jones
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer )

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended December 31, 2016 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B: Other Information

No information was required to be disclosed in a current Report on Form 8-K during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that has not been reported.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Code of Ethics: We have adopted a Code of Ethics for employees, officers and directors. A copy of the Code of Ethics is available on our website at http://www.mechtech.com under Governance, Governance Documents.

The remaining information required by this Item 10 is incorporated herein by reference to the information appearing under the captions “Information about our Directors,” “Executive Officers,” “Board of Director Meetings and Committees – Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC on or before May 1, 2017.

Item 11: Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the information appearing under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC on or before May 1, 2017.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

As of December 31, 2016, we have three equity compensation plans, each of which was originally approved by our stockholders; the Mechanical Technology Incorporated 2006 Equity Incentive Plan (the “2006 Plan”), the Mechanical Technology Incorporated 2012 Equity Incentive Plan and the Mechanical Technology Incorporated 2014 Equity Incentive Plan (collectively, the “Plans”). The 2006 Plan was amended and restated and approved by our Board of Directors in 2011 and 2009. See Note 11 of our Consolidated Financial Statements in this Annual Report on Form 10-K for a description of the Plans.

The following table presents information regarding these plans as of December 31, 2016:

Number of Securities Remaining
Available for Future Issuance
	Number of Securities To Be		Under
	Issued Upon Exercise of	Weighted Average Exercise	Equity Compensation Plans
	Outstanding	Price of Outstanding	(excluding securities reflected in
	Options, Warrants, Rights(1)	Options, Warrants, Rights	column (a)) (2)
Plan Category	(a)	(b)	(c)
Equity compensation plans
approved by security holders	1,051,750	$0.76	45,500

Equity compensation plans
not approved by security holders(3)	90,589	0.73	-0-

 ____________________

(1)

The securities available under the Plans for issuance and issuable pursuant to exercises of outstanding options may be adjusted in the event of a change in outstanding stock by reason of stock dividend, stock splits, reverse stock splits, etc.

(2)	No awards can currently be made out of the 2006 Plan.
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

The remaining information required by this Item 12 is incorporated herein by reference to information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our definitive Proxy Statement for our 2017 Annual Meeting of Stockholders to be filed with the SEC on or before May 1, 2017.

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the information appearing under the captions “Certain Relationships and Related Transactions” and “Information about our Directors” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC on or before May 1, 2017.

Item 14: Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the information appearing under the caption “Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2017 Annual Meeting of Stockholders to be filed with the SEC on or before May 1, 2017.

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

3.3

Certificate of Correction of Restated Certificate of Incorporation of Mechanical Technology, Incorporated as of October 17, 2016 and Certificate of Correction of Certificate of Amendment of the Certificate of Incorporation of Mechanical Technology Incorporated, as of October 17, 2016 (Incorporated by reference from Exhibit 3.1 of the Company’s Form 8-K Report filed October 21, 2016).

3.4	Amended and Restated By-Laws of the registrant (Incorporated by reference from Exhibit 3.3 of the Company’s Form 8-K Report filed December 14, 2007).

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

10.1	Mechanical Technology, Incorporated Amended and Restated 2006 Equity Incentive Plan.*

10.2

Form of Restricted Stock Agreement for Mechanical Technology, Incorporated Amended and Restated 2006 Equity Incentive Plan (Incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K Report filed July 11, 2011).*

10.3	Mechanical Technology, Incorporated Amended and Restated 2012 Equity Incentive Plan.*

10.4

Form of Restricted Stock Agreement Notice for Board of Directors and Employees for Mechanical Technology, Incorporated 2012 Equity Incentive Plan (Incorporated by reference from Exhibit 10.2 of the Company’s Form 10-Q Report for the quarter ended June 30, 2012).*

10.5

Form of Incentive Stock Option Notice for Employees for Mechanical Technology, Incorporated 2012 Equity Incentive Plan (Incorporated by reference from Exhibit 10.3 of the Company’s Form 10-Q Report for the quarter ended June 30, 2012).*

10.6

Form of Non-Qualified Stock Option Notice for Employees for Mechanical Technology, Incorporated 2012 Equity Incentive Plan (Incorporated by reference from Exhibit 10.4 of the Company’s Form 10-Q Report for the quarter ended June 30, 2012).*

10.7

Form of Non-Qualified Stock Option Notice for Board of Directors for Mechanical Technology, Incorporated 2012 Equity Incentive Plan (Incorporated by reference from Exhibit 10.5 of the Company’s Form 10-Q Report for the quarter ended June 30, 2012).*

10.8

Mechanical Technology, Incorporated 2014 Equity Incentive Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement on Schedule 14A filed with the Commission on April 25, 2014). *

10.9

Form of Restricted Stock Grant Agreement under the Mechanical Technology, Incorporated 2014 Equity Incentive Plan (incorporated by reference from Exhibit 4.2 of the Company’s Registration Statement on Form S-8 (File No. 333-196989) filed with the Commission on June 24, 2014). *

10.10

Form of Nonstatutory Stock Option Grant Agreement under the Mechanical Technology, Incorporated 2014 Equity Incentive Plan (incorporated by reference from Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-196989) filed with the Commission on June 24, 2014). *

10.11

Form of Incentive Stock Option Grant Agreement under the Mechanical Technology, Incorporated 2014 Equity Incentive Plan (incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (File No. 333-196989) filed with the Commission on June 24, 2014). *

10.12

Lease dated August 10, 1999 between Carl E. Touhey and Mechanical Technology, Inc. (Incorporated by reference from Exhibit 10.38 of the Company’s Form 10-K Report for the fiscal year ended September 30, 1999).

10.13

Amendment No. 1 to Lease Agreement Between Mechanical Technology Inc. and Carl E. Touhey dated September 29, 2009 (Incorporated by reference from Exhibit 10.166 of the Company’s Form 10-K Report for the year ended December 31, 2009).

10.14

Amendment No. 2 to Lease Agreement Between MTI Instruments Inc. and Carl E. Touhey dated May 2, 2014 (Incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q Report for the quarter ended March 31, 2014).

10.15#

Contract dated July 1, 2016 between Mechanical Technology, Incorporated and the U.S. Air Force (Incorporated by reference from Exhibit 10.1# of the Company’s Form 10-Q Report for the quarter ended June 30, 2016).

10.16

Securities Purchase Agreement dated as of October 21, 2016, by and between Mechanical Technology, Incorporated and Brookstone Partners Acquisition XXIV, LLC (Incorporated by reference from Exhibit 10.22 of the Company’s Form 8-K Report filed October 21, 2016).

10.17

Registration Rights Agreement dated as of October 21, 2016, by and between Mechanical Technology, Incorporated and Brookstone Partners Acquisition XXIV, LLC (Incorporated by reference from Exhibit 10.23 of the Company’s Form 8-K Report filed October 21, 2016).

10.18

Form of Option Exercise and Stock Transfer Restriction Agreement between the Company and its Chief Executive Officer, Chief Financial Officer and Non-Employee Directors (Incorporated by reference from Exhibit 10.24 of the Company’s Form 8-K Report filed October 21, 2016).

21	Subsidiaries of the Registrant (Incorporated by reference from Exhibit 21 of the Company’s Form 10-K Report for the year ended December 31, 2015).

23.1	Consent of Independent Registered Public Accounting Firm – UHY LLP.

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

All exhibits for which no other filing information is given are filed herewith.

# Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been filed with the Securities and Exchange Commission pursuant to our application for confidential treatment. The items are identified in the exhibit with “**”.

*              Represents management contract or compensation plan or arrangement.

Item 16: Form 10-K Summary

None.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MECHANICAL TECHNOLOGY, INCORPORATED

Date: March 2, 2017	By:	/s/ Frederick W. Jones
Frederick W. Jones
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Frederick W. Jones	Chief Executive Officer, Chief Financial Officer and Secretary
Frederick W. Jones	(Principal Executive, Principal Financial and Accounting Officer)	March 2, 2017

/s/ David C. Michaels	Chairman
David C. Michaels		March 2, 2017

/s/ Edward R. Hirshfield	Director
Edward R. Hirshfield		March 2, 2017

/s/ Matthew E. Lipman	Director
Matthew E. Lipman		March 2, 2017

/s/ Kevin G. Lynch	Director
Kevin G. Lynch		March 2, 2017

/s/ Thomas J. Marusak	Director
Thomas J. Marusak		March 2, 2017

/s/ William P. Phelan	Director
William P. Phelan		March 2, 2017

/s/ Michael Toporek	Director
Michael Toporek		March 2, 2017

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Balance Sheets as of December 31, 2016 and 2015	F-3

Statements of Operations for the Years Ended December 31, 2016 and 2015	F-4

Statements of Changes in Equity for the Years Ended December 31, 2016 and 2015	F-5

Statements of Cash Flows for the Years Ended December 31, 2016 and 2015	F-6

Notes to Consolidated Financial Statements	F-7 to F-22

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Mechanical Technology, Incorporated

We have audited the accompanying consolidated balance sheets of Mechanical Technology, Incorporated as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2016. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mechanical Technology, Incorporated as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

/s/ UHY LLP

Albany, New York

March 2, 2017

A member of UHY International, a network of independent accounting and consulting firms

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

 December 31, 2016 and 2015

(Dollars in thousands, except per share)	December 31,
	2016	2015
Assets
Current Assets:
Cash	$3,381	$462
Accounts receivable – less allowances of $0 in 2016 and $56 in 2015	881	931
Inventories	676	1,006
Prepaid expenses and other current assets	82	72
Total Current Assets	5,020	2,471
Property, plant and equipment, net	160	115
Total Assets	$5,180	$2,586

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$124	$152
Accrued liabilities	906	907
Total Current Liabilities	1,030	1,059

Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 75,000,000;
10,026,136 issued in 2016 and 6,263,975 issued in 2015	100	63
Additional paid-in-capital	138,794	135,839
Accumulated deficit	(120,980)	(120,621)
Common stock in treasury, at cost, 1,015,493 shares in 2016 and 1,005,092
shares in 2015	(13,764)	(13,754)
Total Stockholders’ Equity	4,150	1,527
Total Liabilities and Stockholders’ Equity	$5,180	$2,586

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

 For the Years Ended December 31, 2016 and 2015

(Dollars in thousands, except per share)	Year Ended December 31, 2016	Year Ended December 31, 2015

Product revenue	$7,056	$6,330
Operating costs and expenses:
Cost of product revenue	2,722	2,475
Research and product development expenses	1,243	1,546
Selling, general and administrative expenses	3,452	3,779
Operating loss	(361)	(1,470)
Other expense, net	(7)	(2)
Loss before income taxes	(368)	(1,472)
Income tax benefit (expense)	9	(1,360)
Net loss	$(359)	$(2,832)

Loss per share (Basic and Diluted)	$(0.06)	$(0.54)
Weighted average shares outstanding (Basic and Diluted)	5,988,545	5,258,883

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

  For the Years Ended December 31, 2016 and 2015

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity (Deficit)

January 1, 2015	6,263,975	$63	$135,698	$(117,789)	1,005,092	$(13,754)	$4,218

Net loss	-	-	-	(2,832)	-	-	(2,832)

Stock based compensation	-	-	141	-	-	-	141

December 31, 2015	6,263,975	$63	$135,839	$(120,621)	1,005,092	$(13,754)	$1,527

Net loss	-	-	-	(359)	-	-	(359)

Stock based compensation	-	-	449	-	-	-	449

Issuance of shares – stock purchase	3,750,000	37	2,700	-	-	-	2,737

Costs of stock purchase			(201)				(201)

Issuance of shares – option exercises	12,161	-	7	-	-	-	7

Purchase of common stock for treasury	-	-	-	-	10,401	(10)	(10)

December 31, 2016	10,026,136	$100	$138,794	$(120,980)	1,015,493	$(13,764)	$4,150

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

 For the Years Ended December 31, 2016 and 2015

(Dollars in thousands)	Year Ended December 31, 2016	Year Ended December 31, 2015
Operating Activities
Net loss	$(359)	$(2,832)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	85	80
(Bad debt recovery) provision for bad debts	(21)	56
Deferred income taxes	—	1,335
Stock based compensation	449	141
Provision for excess and obsolete inventories	365	83
Loss on disposal of equipment	6	—
Changes in operating assets and liabilities:
Accounts receivable	71	209
Inventories	(35)	(316)
Prepaid expenses and other current assets	(10)	20
Accounts payable	(28)	(64)
Accrued liabilities	(1)	(138)
Net cash provided (used) by operating activities	522	(1,426)

Investing Activities
Purchases of equipment	(136)	(55)
Principle payments from notes receivable – related party	—	20
Net cash used in investing activities	(136)	(35)

Financing Activities
Proceeds from stock option exercises	7	—
Proceeds from stock purchase	2,737	—
Costs of stock purchase	(201)	—
Purchases of common stock for treasury	(10)	—
Net cash provided by financing activities	2,533	—
Increase (decrease) in cash	2,919	(1,461)
Cash - beginning of period	462	1,923
Cash - end of period	$3,381	$462

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

Liquidity

The Company has historically incurred significant losses primarily due to its past efforts to fund direct methanol fuel cell product development and commercialization programs, and had a consolidated accumulated deficit of approximately $121.0 million as of December 31, 2016. As of December 31, 2016, we had working capital of approximately $4.0 million, no debt, no outstanding commitments for capital expenditures, and approximately $3.4 million of cash available to fund our operations.

Based on the Company’s projected cash requirements for operations and capital expenditures, its current available cash of approximately $3.4 million and our projected 2017 cash flow pursuant to management’s plans, management believes it will have adequate resources to fund operations and capital expenditures for the year ending December 31, 2017 and through the end of the first quarter of 2018. If cash generated from operations is insufficient to satisfy the Company’s operational working capital and capital expenditure requirements, the Company may be required to obtain credit facilities, if available, to fund these initiatives. The Company has no other formal commitments for funding future needs of the organization at this time and any additional financing during 2017, if required, may not be available to us on acceptable terms or at all.

2. Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MTI Instruments. All intercompany balances and transactions are eliminated in consolidation.

The Company records its investment in MeOH Power, Inc. using the equity method of accounting. The fair value of the Company’s interest in MeOH Power, Inc. has been determined to be $0 as of December 31, 2016 and December 31, 2015, based on MeOH Power, Inc.’s net position and expected cash flows. As of December 31, 2016, the Company retained its equity ownership of approximately 47.5% of MeOH Power, Inc.’s outstanding common stock, or 75,049,937 shares. The Company previously held warrants to purchase 31,904,136 shares of common stock of MeOH Power, Inc., which expired in December 2016.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable and accounts payable. The estimated fair values of these financial instruments approximate their carrying values at December 31, 2016 and 2015. The estimated fair values have been determined through information obtained from market sources, where available.

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

Income Taxes

Deferred tax assets and liabilities are recognized for temporary differences between financial statement and income tax bases of assets and liabilities, loss carryforwards, and tax credit carryforwards, for which income tax benefits are expected to be realized in future years. A valuation allowance has been established to reduce deferred tax assets, if it is more likely than not that all, or some portion, of such deferred tax assets will not be realized. The effect on deferred taxes of a change in tax rates is recognized in the period that includes the enactment date.

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

Product Revenue

Product revenue is recognized when there is persuasive evidence of an arrangement, the collection of a fixed fee is probable or determinable, and delivery of the product to the customer or distributor has occurred, at which time title generally is passed to the customer or distributor. All of these generally occur upon shipment of the product. If the product requires specific customer acceptance criteria, such as on-site customer acceptance and/or acceptance after install, then revenue is deferred until customer acceptance occurs or the acceptance provisions lapse, unless the Company can objectively and reliably demonstrate that the criteria specified in the acceptance provisions is satisfied.

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

Deferred Revenue

Deferred revenue consists of billings to customers in advance of services performed, completed installation or customer acceptance. As of December 31, 2016 and 2015, the Company had no deferred revenue.

Warranty

The Company accrues a warranty liability at the time product revenue is recorded based on historical experience. The liability is reviewed during the year and is adjusted, if appropriate, to reflect new product offerings or changes in experience. Actual warranty claims are tracked by product line. Warranty liability was $14 thousand and $16 thousand at December 31, 2016 and 2015, respectively. Warranty expense was $5 thousand and $13 thousand for 2016 and 2015, respectively.

Long-Lived Assets

The Company accounts for impairment or disposal of long-lived assets in accordance with accounting standards that address the financial accounting and reporting for the impairment or disposal of long-lived assets, specify how impairment will be measured, and how impaired assets will be classified in the consolidated financial statements. On a quarterly basis, the Company analyzes the status of its long-lived assets at each subsidiary for potential impairment. As of December 31, 2016, the Company does not believe that any of its long-lived assets have suffered any type of impairment that would require an adjustment to that asset’s recorded value.

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

Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk principally consist of cash equivalents and trade accounts receivable. The Company’s trade accounts receivable are primarily from sales to commercial customers, the U.S. government and state agencies. The Company does not require collateral and has not historically experienced significant credit losses related to receivables from individual customers or groups of customers in any particular industry or geographic area. In 2016 and 2015, approximately 32.3% and 34.6%, respectively, of our product revenues was from customers outside of the United States.

The Company has cash deposits in excess of federally insured limits, but does not believe them to be at risk.

Research and Development Costs

The Company expenses research and development costs as incurred. The Company incurred research and development costs of approximately $1.2 million and $1.5 million, which was entirely related to MTI Instruments, for the years ended December 31, 2016 and 2015, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. The Company incurred advertising costs of approximately $22 and $127 thousand, which was entirely related to MTI Instruments, for the years ended December 31, 2016 and 2015, respectively.

Other Comprehensive Income

The Company had no other comprehensive income (loss) items for the years ended December 31, 2016 and 2015.

Effect of Recent Accounting Standards or Updates Not Yet Effective

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (the FASB) in the form of accounting standard updates (ASUs) to the FASB’s Accounting Standards Codification (ASC). The Company considered the applicability and impact of all ASUs. ASUs not mentioned below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

In May 2014, the FASB issued Accounting Standards Update 2014-09 (Revenue from Contracts with Customers) to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. The standard is principles-based and provides a five-step model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: Step 1: Identify the contract(s) with a customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4: Allocate the transaction price to the performance obligations in the contract. Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. This standard also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This standard, as amended, will be effective for the Company for annual and interim reporting periods beginning after December 15, 2017. This standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. Early adoption is permitted, but no earlier than calendar 2017. This standard could impact the timing and amounts of revenue recognized. The Company is currently evaluating the impact of this standard on its consolidated financial statements. The Company has not yet selected a transition method and in preparation for our adoption of the new standard in our 2018 fiscal year, we are obtaining representative samples of contracts and other forms of agreements with our customers in the U.S. and international locations and are evaluating the provisions contained therein in light of the five-step model specified by this standard.

In July 2015, the FASB issued ASU 2015-11 (Inventory (Topic 330): Simplifying the Measurement of Inventory), which applies to inventory that is measured using first-in, first-out (FIFO) or average cost. Under the updated guidance, an entity should measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement is unchanged for inventory that is measured using last-in, last-out (LIFO). This standard will be effective for the Company for annual and interim periods beginning after December 15, 2016, and should be applied prospectively with early adoption permitted at the beginning of an interim or annual reporting period. The Company plans to adopt this new standard in the first quarter of fiscal year 2017 on a prospective basis and does not expect the adoption to have a material impact on its Consolidated Financial Statements. In accordance with the ASU, the Company intends to disclose the nature of and reason for the change in accounting principle in its first periodic report in which the Company adopts the standard.

In November 2015, the FASB issued ASU 2015-17 (Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes) as part of its ongoing simplification initiative, with the objective of reducing complexity in accounting standards. The amendments in this standard require entities that present a classified balance sheet to classify all deferred tax liabilities and assets as a noncurrent amount. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this standard. Additionally, the amendments in this standard align the deferred income tax presentation with the requirements in International Accounting Standards (IAS) 1 (Presentation of Financial Statements.) This standard will be effective for the Company for annual and interim reporting periods beginning on or after December 15, 2016. The Company plans to adopt this new standard in the first quarter of fiscal year 2017 on a prospective basis and does not expect the adoption to have a material impact on its Consolidated Financial Statements as its deferred tax assets and liabilities are currently in a full valuation allowance. In accordance with the ASU, the Company intends to disclose the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted in its first periodic report in which the Company adopts the standard.

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

In February 2016, the FASB issued ASU 2016-02 (Leases (Topic 842)), which requires lessees to recognize a right-of-use asset and a lease liability on their balance sheet for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, this standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). While this standard maintains similar accounting for lessors as under ASC 840, this standard reflects updates to, among other things, align with certain changes to the lessee model. This standard will be effective for the Company for annual and interim reporting periods beginning on or after December 15, 2018, and early adoption is permitted. Although we have not completed our assessment, we believe adoption of this standard may have a significant impact on our consolidated balance sheets. However, we do not expect the adoption to change the recognition, measurement or presentation of lease expense within our consolidated statements of operations or the consolidated statements of cash flows. Information about our undiscounted future lease payments and the timing of those payments is in Note 12, Commitments and Contingencies.

In March 2016, the FASB issued ASU 2016-09 (Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting), which simplifies several aspects related to the accounting for employee share-based payment transactions. This standard addresses several aspects of the accounting for share-based payment award transactions, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. This standard requires all income tax effects of awards, including excess tax benefits, to be recorded as income tax expense (or benefit) in the income statement when it arises, subject to the normal valuation allowance considerations. All tax-related cash flows resulting from share-based payments are required to be reported as operating activities in the statement of cash flows. The updates relating to the income tax effects of the share-based payments including the cash flow presentation must be adopted either prospectively or retrospectively. This standard also allows companies to make an accounting policy election to either estimate the number of awards that are expected to vest or account for forfeitures when they occur. If an election is made, the change to recognize forfeitures as they occur must be adopted using a modified retrospective approach with a cumulative effect adjustment recorded to opening retained earnings. This standard will be effective for the Company for annual and interim reporting periods beginning after December 15, 2016, and early adoption is permitted. The Company plans to adopt this new standard in the first quarter of fiscal year 2017. The Company expects the adoption of this standard to impact our provision for income taxes, the amount of which depends on the vesting activity of our share-based compensation awards in any given period, and to eliminate the presentation of excess tax benefits as a financing inflow on our statement of cash flows. Further, we expect to make an accounting policy election to account for forfeitures of share-based compensation awards based on an estimate, consistent with our current practice. The Company has $1.3 million in tax benefits that were not previously recognized because the related tax deduction had not reduced taxes payable so there will be a cumulative effect adjustment of the change on retained earnings at the time of the adoption. The Company does not expect the adoption of this standard to have any other material impacts on our consolidated financial statements and disclosures. The Company expects that the adoption of this new guidance in fiscal 2017 will impact our reported income taxes and cash flows from operating activities, but the amounts of which are dependent upon the underlying vesting or exercise activity and related future stock prices. In accordance with the ASU, the Company intends to disclose the nature of and reason for the change in accounting principle in its first periodic report in which the Company adopts the standard.

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

In August 2016, the FASB issued ASU 2016-15 (Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments), which clarifies the treatment of several cash flow categories. In addition, ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. This standard will be effective for the Company for annual and interim reporting periods beginning after December 15, 2017, and early adoption permitted. This standard should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In December 2016, the FASB issued ASU 2016-20 (Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers), which clarifies the treatment of ASU 2014-09 over 13 different issues. This standard will be effective for the Company for annual and interim reporting periods beginning after December 15, 2017. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-03 (Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323); Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 Emerging Issues Task Force (EITF) Meetings (SEC Update)), which amends certain topics of the ASC as defined in this ASU and also adds an SEC paragraph and amends other topics pursuant to an SEC Staff Announcement made at the September 22, 2016 EITF meeting. The Company will adopt this standard in fiscal 2017 and does not expect the adoption of it to have a material impact on our consolidated financial statements other than financial statement disclosure.

Recently Adopted Accounting Standards

In August 2014, the FASB issued ASU 2014-15 (Presentation of Financial Statements – Going Concern), which requires management to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and provide related footnote disclosures. This standard is effective for the Company for annual and interim reporting periods ending after December 15, 2016. The Company adopted this standard on December 31, 2016. The adoption of this standard had no impact on the Company’s consolidated financial statements (see Note 1).

In February 2015, the FASB issued ASU 2015-02 (Consolidation (Topic 810): Amendments to the Consolidation Analysis), which changes the analysis that a reporting entity must perform to determine whether it should consolidate certain types of legal entities. The Company adopted this standard on January 1, 2106. The adoption of this standard had no impact on the Company’s consolidated financial statements.

3. Accounts Receivable

Accounts receivables consist of the following at December 31:

(dollars in thousands)	2016	2015
U.S. and State Government	$103	$15
Commercial	778	972
Allowance for doubtful accounts	—	(56)
Total	$881	$931

4. Inventories

Inventories consist of the following at December 31:

(dollars in thousands)	2016	2015
Finished goods	$244	$412
Work in process	143	240
Raw materials	289	354
Total	$676	$1,006

5. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

(dollars in thousands)	2016	2015
Leasehold improvements	$39	$39
Computers and related software	1,068	1,052
Machinery and equipment	892	853
Office furniture and fixtures	25	61
	2,024	2,005
Less: Accumulated depreciation	1,864	1,890
	$160	$115

Depreciation expense was $85 thousand and $80 thousand for 2016 and 2015, respectively. Repairs and maintenance expense was $14 thousand and $13 thousand for 2016 and 2015, respectively.

6. Income Taxes

Income tax benefit (expense) for each of the years ended December 31 consists of the following:

(dollars in thousands)	2016	2015

Federal	$10	$(20)
State	(1)	(5)
Deferred	—	(1,335)
Total	$9	$(1,360)

The significant components of deferred income tax (expense) benefit from operations for each of the years ended December 31 consists of the following:

(dollars in thousands)

	2016	2015

Deferred tax benefit (expense)	$240	$50
Net operating loss carry forward	(120)	370
Valuation allowance	(120)	(1,755)
	$—	$(1,335)

The Company’s effective income tax rate from operations differed from the Federal statutory rate for each of the years ended December 31 as follows:

	2016		2015
Federal statutory tax rate	(34	) %	(34	) %
Change in valuation allowance	33		119
State research and development credits	—		—
Expiration of stock option	2		1
Prior year tax adjustments and other	(4)		5
Other, net	1		1
Tax rate	(2	) %	92%

Pre-tax loss was $368 thousand and $1.5 million for 2016 and 2015, respectively.

Deferred Tax Assets:

Deferred tax assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates. Temporary differences, net operating loss carryforwards and tax credit carryforwards that give rise to deferred tax assets and liabilities are summarized as follows as of December 31:

(dollars in thousands)

	2016	2015

Current deferred tax assets:
Inventory valuation	$225	$99
Inventory capitalization	2	—
Vacation pay	29	29
Warranty and other sale obligations	5	5
Allowance for accounts receivable	—	19
Allowance for related party note receivable	95	92
Other reserves and accruals	24	26
	380	270
Valuation allowance – current	(380)	(270)
Net current deferred tax assets	$—	$—
Noncurrent deferred tax assets:
Net operating loss	$17,464	$17,583
Property, plant and equipment	(17)	3
Stock options	269	120
Research and development tax credit	450	450
Alternative minimum tax credit	54	54
	18,220	18,210
Valuation allowance – noncurrent	(18,220)	(18,210)
Non-current net deferred tax assets	$—	$—

As of December 31, 2016, the Company has approximately $450 thousand of research and development tax credit carry forwards, which begin to expire in 2018, and approximately $54 thousand of alternative minimum tax credit carry forwards, which have no expiration date.

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

The Company decided to re-establish a full valuation allowance at December 31, 2015 for its deferred tax assets. This decision was based upon actual results differing from estimates used as a basis for the previous partial valuation of the deferred tax asset. As a result, the Company incurred a one-time, $1.3 million, non-cash expense in 2015 to eliminate the partial valuation allowance which was established in 2011. Although the Company expects to generate levels of pre-tax earnings in the future, it believes that it is appropriate to have a full valuation allowance on its deferred tax assets at December 31, 2016 as well. We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowance on a quarterly basis.

The valuation allowance at December 31, 2016 and 2015 was $18.6 million and $18.5 million, respectively.  Activity in the valuation allowance for deferred tax assets is as follows as of December 31:

(dollars in thousands)	2016	2015

Valuation allowance, beginning of year	$18,480	$16,725
Increase resulting in income tax expense	—	1,335
Allowance for accounts receivable	—	19
Allowance for related party note receivable	(16)	3
Inventory	128	25
Net operating income (loss)	(120)	373
Property, plant and equipment	(20)	6
Stock options	149	43
Other reserves and accruals	(1)	(49)
Valuation allowance, end of year	$18,600	$18,480

Net operating losses:

At December 31, 2016, the Company has unused Federal net operating loss carryforwards of approximately $51.9 million. Of these, $1.1 million will expire in 2020, with the remainder expiring through 2036. Of the Company’s carryforwards, $1.3 million represents windfall tax benefits from stock option transactions, the tax effect of which are not included in the Company’s net deferred tax assets.

The Company's and/or its subsidiaries’ ability to utilize their net operating loss carryforwards may be significantly limited by Section 382 of the IRC of 1986, as amended, if the Company or any of its subsidiaries undergoes an “ownership change” as a result of changes in the ownership of the Company's or its subsidiaries’ outstanding stock pursuant to the exercise of the warrants or otherwise.

Unrecognized tax benefits:

The unrecognized tax benefits in accordance with accounting standards that address income taxes at December 31, 2016 and 2015 was $1.2 million. These unrecognized tax benefits relate to former subsidiaries of the Company and a prior investment in a partnership.

In future periods, if $1.2 million of these unrecognized benefits become supportable, the Company may not recognize a change in its effective tax rate as long as it remains in a partial valuation allowance position. Additionally, the Company does not have uncertain tax positions that it expects will increase or decrease within twelve months of this reporting date. The Company recognizes interest and penalties related to uncertain tax positions as a component of tax expense. The Company did not recognize any interest or penalties in 2016 and 2015.

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

7. Accrued Liabilities

Accrued liabilities consist of the following at December 31:

(dollars in thousands)	2016	2015

Salaries, wages and related expenses	$223	$237
Liability to shareholders for previous acquisition	363	363
Legal and professional fees	128	86
Warranty and other sale obligations	14	16
Commissions	27	36
Other	151	169
	$906	$907

8. Stockholders’ Equity

Common Stock

The Company has one class of common stock, par value $.01.  Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders.  As of December 31, 2016 and 2015 there were 9,010,643 and 5,258,883 shares of common stock issued and outstanding, respectively.

Reservation of Shares

The Company has reserved common shares for future issuance as follows as of December 31, 2016:

Stock options outstanding	1,142,339
Common stock available for future equity awards or issuance of options	45,500

Number of common shares reserved	1,187,839

9. Retirement Plan

The Company maintains a voluntary savings and retirement plan under IRC Section 401(k) covering substantially all employees. Employees must complete six months of service and have attained the age of twenty-one prior to becoming eligible for participation in the plan. The Company plan allows eligible employees to contribute a percentage of their compensation on a pre-tax basis and the Company matches employee contributions dollar for dollar up to a discretionary amount, currently 4%, of the employee’s salary, subject to annual tax deduction limitations. Company matching contributions vest at a rate of 25% annually for each year of service completed. Company matching contributions were $97 thousand and $119 thousand for 2016 and 2015, respectively. The Company may also make additional discretionary contributions in amounts as determined by management and the Board of Directors. There were no additional discretionary contributions by the Company for the years 2016 or 2015.

10. (Loss) Income per Share

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations for continuing operations for the years ended December 31:

(dollars in thousands, except shares)

	2016	2015
Numerator:
Net loss	$(359)	$(2,832)
Denominator:
Basic EPS:
Common shares outstanding, beginning of period	5,258,883	5,258,883
Weighted average common shares issued during the period	729,662	—
Denominator for basic earnings per common shares —
Weighted average common shares	5,988,545	5,258,883

Diluted EPS:
Common shares outstanding, beginning of period	5,258,883	5,258,883
Common stock equivalents – options	—	—
Weighted average common shares issued during the period	729,662	—
Denominator for diluted earnings per common shares -
Weighted average common shares	5,988,545	5,258,883

Not included in the computation of earnings per share-assuming dilution for the year ended December 31, 2016 were options to purchase 1,142,339 shares of the Company’s common stock. These potentially dilutive items were excluded because the Company incurred a loss during the periods and their inclusion would be anti-dilutive.

Not included in the computation of earnings per share-assuming dilution for the year ended December 31, 2015 were options to purchase 926,565 shares of the Company’s common stock. These potentially dilutive items were excluded because the Company incurred a loss during the periods and their inclusion would be anti-dilutive.

11. Stock Based Compensation

Stock-based incentive awards are provided to employees and directors under the terms of the Company’s 2006 Equity Incentive Plan (2006 Plan), which was amended and restated effective June 30, 2011, September 16, 2009 and October 20, 2016, 2012 Equity Incentive Plan (the 2012 Plan), which was amended and restated as of October 20, 2016, and 2014 Equity Incentive Plan (the 2014 Plan) (collectively, the Plans). Awards under the Plans have generally included at-the-money options and restricted stock grants.

Stock options are awards which allow holders to purchase shares of the Company’s common stock at a fixed price. Stock options issued to employees and non-employee members of the MTI Board of Directors generally vest at a rate of 25% on each of the first four anniversaries of the date of the award. Certain options granted may be fully or partially exercisable immediately, may vest on other than a four year schedule or vest upon attainment of specific performance criteria. Restricted stock awards generally vest one year after the date of grant; however, certain awards may vest immediately or vest upon attainment of specific performance criteria. Option exercise prices are generally equivalent to the closing market price of the Company’s common stock on the date of grant. Unexercised options generally terminate either seven or ten years after date of grant.

The 2006 Plan was adopted by the Company’s Board of Directors on March 16, 2006 and approved by stockholders on May 18, 2006. The 2006 Plan was amended and restated by the Board of Directors effective September 16, 2009, June 30, 2011 and October 20, 2016. The September 16, 2009 amendment increased the initial aggregate number of 250,000 shares of common stock that may be awarded or issued to 600,000, the June 30, 2011 amendment increased the aggregate number of shares of common stock that may be awarded or issued under the 2006 Plan to 1,200,000, and the October 2016 amendment allowed for the award agreement or another agreement entered into between the Company and the award grantee to vary the method of exercise of options issued under the 2006 Plan and the provisions governing expiration of options or other awards under the 2006 Plan following termination of the award recipient. The number of shares that may be awarded under the 2006 Plan and awards outstanding has been adjusted for stock splits and other similar events. Under the 2006 Plan, the Board of Directors is authorized to issue stock options, stock appreciation rights, restricted stock, and other stock-based incentives to officers, employees and others.  In connection with seeking stockholder approval of the 2012 Plan, the Company agreed not to make further awards under the 2006 Plan.

The 2012 Plan was adopted by the Company’s Board of Directors on April 14, 2012 and approved by its stockholders on June 14, 2012. The 2012 Plan was amended and restated by the Board of Directors effective October 20, 2016. The October 2016 amendment allowed for the award agreement or another agreement entered into between the Company and the award grantee to vary the method of exercise of options issued under the 2012 Plan and an agreement entered into between the Company and the award grantee to vary the provisions governing expiration of options or other awards under the 2012 Plan following termination of the award recipient. The 2012 Plan provides an initial aggregate number of 600,000 shares of common stock that may be awarded or issued. The number of shares that may be awarded under the 2012 Plan and awards outstanding may be subject to adjustment on account of any recapitalization, reclassification, stock split, reverse stock split and other dilutive changes in our common stock. Under the 2012 Plan, the Board of Directors is authorized to issue stock options (incentive and nonqualified), stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisors of the Company and its subsidiaries. Incentive stock options may only be granted to employees of the Company and its subsidiaries.

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

In connection with the sale of shares of common stock to Brookstone, the Company entered into an Option Exercise and Stock Transfer Restriction Agreement (collectively, the Option and Transfer Agreements) with its Chief Executive Officer, its Chief Financial Officer and each of its non-employee directors (collectively, the Insiders). The Option and Transfer Agreements amend the stock option grant agreements between the Company and each Insider with respect to an option granted under, and modify the terms of any option to purchase Common Stock held by each such Insider (collectively, Options) granted under, the Plans. The Option and Transfer Agreements restrict the aggregate amount of shares of Common Stock for which the Insiders may exercise Options during calendar years 2016, 2017, 2018 and 2019, and provide for a modified procedure for exercising Options in order to ensure the limit on the aggregate amount of Options that may be exercised in any such year is not exceeded. Such amendments and modifications also operate to, except with respect to the termination of Options in connection with an Insider’s termination of employment or service in connection with misconduct as described in the Option and Transfer Agreements, (i) remove all references to an expiration of the exercisability of such Options within a special, delineated time period following the termination of service to or employment by the Company, and (ii) provide that all vested Options are exercisable by the Insider until default expiration under the applicable Plan (i.e., ten years from the date of grant). If an Option and Transfer Agreement is terminated, the limitations on Option exercises described above will terminate, but the exercisability of the Insider’s vested Options until default expiration under the applicable Plan and stock option agreement (i.e., ten years from the date of grant) will survive indefinitely.

During 2016, the Company granted options to purchase 261,000 shares of the Company’s common stock from the 2014 Plan, which generally vest 25% on each of the first four anniversaries of the date of the award. The exercise price of these options is $0.78 per share and was based on the closing market price of the Company’s common stock on the date of grant. Using a Black-Scholes Option Pricing Model, the weighted average fair value of these options is $0.74 per share and was estimated at the date of grant.

During 2016, the Company granted options to purchase 2,000 shares of the Company’s common stock from the 2012 Plan, which generally vest 25% on each of the first four anniversaries of the date of the award. The exercise price of these options is $0.78 per share and was based on the closing market price of the Company’s common stock on the date of grant. Using a Black-Scholes Option Pricing Model, the weighted average fair value of these options is $0.74 per share and was estimated at the date of grant.

During 2015, the Company granted options to purchase 140,000 shares of the Company’s common stock from the 2014 Plan, which generally vest 25% on each of the first four anniversaries of the date of the award. The exercise price of these options is $1.20 per share and was based on the closing market price of the Company’s common stock on the date of grant. Using a Black-Scholes Option Pricing Model, the weighted average fair value of these options is $1.14 per share and was estimated at the date of grant.

Stock-based compensation expense for the years ended December 31, 2016 and 2015 was generated from stock option awards. Stock options are awards that allow holders to purchase shares of the Company’s common stock at a fixed price. Under the 2014 and 2012 Plans, stock options issued to employees generally vest 25% over four years. Options issued to non-employee members of the MTI Board of Directors generally vest 25% over four years. Certain options granted may be fully or partially exercisable immediately, may vest on other than a four year schedule or vest upon attainment of specific performance criteria. Restricted stock awards generally vest one year after the date of grant, although certain awards may vest immediately or vest upon attainment of specific performance criteria. Option exercise prices are generally equivalent to the closing market value price of the Company’s common stock on the date of grant. Unexercised options generally terminate ten years after date of grant.

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

The following table presents the weighted-average assumptions used for options granted under the 2014 Plan:

	2016	2015
Option term (years)	5.05	4.25
Volatility	171.91%	191.97%
Risk-free interest rate	1.52%	1.57%
Dividend yield	0%	0%
Weighted-average fair value per option granted	$0.74	$1.14

The following table presents the weighted-average assumptions used for options granted under the 2012 Plan:

2016
Option term (years)	5.05
Volatility	171.91%
Risk-free interest rate	1.52%
Dividend yield	0%
Weighted-average fair value per option granted	$0.74

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

Total share-based compensation expense, related to all of the Company’s share-based awards, recognized for the years ended December 31, was comprised as follows:

	2016	2015
(dollars in thousands, except eps)
Cost of product revenue	$3	$2
Research and product development	45	9
Selling, general and administrative	401	130
Share-based compensation expense	$449	$141
Impact on basic and diluted EPS	$0.08	$0.03

Total unrecognized compensation costs related to non-vested awards as of December 31, 2016 and December 31, 2015 is $49 thousand and $307 thousand, respectively, and is expected to be recognized over a weighted-average remaining vesting period of approximately 1.04 years and 2.56 years, respectively.

Presented below is a summary of the Company’s stock option plans’ activity for the years ended December 31:

	2016	2015
Shares under option, beginning	926,565	802,908
Granted	263,000	140,000
Exercised	(12,161)	—
Forfeited	(19,436)	(11,061)
Expired/canceled	(15,629)	(5,282)
Shares under option, ending	1,142,339	926,565
Options exercisable	1,043,214	456,400
Remaining shares available for granting of options	45,500	280,436

The weighted average exercise price for the Plans is as follows for each of the years ended December 31:

	2016	2015
Shares under option, beginning	$ 0.77	$ 0.72
Granted	$ 0.78	$ 1.20
Exercised	$ 0.57	$ —
Forfeited	$ 0.89	$ 0.72
Expired/canceled	$ 1.69	$ 4.54
Shares under option, ending	$ 0.76	$ 0.77
Options exercisable, ending	$ 0.75	$ 0.63

The following table summarizes information for options outstanding and exercisable for the Plans as of December 31, 2016:

Outstanding Options				Options Exercisable
		Weighted Average	Weighted		Weighted
Exercise		Remaining	Average		Average
Price Range	Number	Contractual Life	Exercise Price	Number	Exercise Price
$0.29 - $1.15	986,339	7.03	$0.69	887,214	$0.66
$1.16 - $1.40	156,000	7.63	$1.22	156,000	$1.22

	1,142,339	7.11	$0.76	1,043,214	$0.75

The aggregate intrinsic value (i.e. the difference between the closing stock price and the price to be paid by the option holder to exercise the option) is $788 thousand for the Company’s outstanding options and $735 thousand for the exercisable options as of December 31, 2016. The amounts are based on the Company’s closing stock price of $1.45 as of December 31, 2016.

There were no unvested restricted stock grants for the year ended December 31, 2016 and 2015.

Non-vested options activity is as follows for the year ended December 31:

	2016 Options	2016 Weighted Average Exercise Price
Non-vested options balance, beginning January 1	470,165	$0.91
Non-vested options granted	263,000	$0.78
Vested options	(614,604)	$0.85
Non-vested options forfeited	(19,436)	$0.89
Non-vested options balance, ending December 31	99,125	$0.92

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

Commitments:

Leases

The Company and its subsidiary lease certain manufacturing, laboratory and office facilities. The lease provides for the Company to pay its allocated share of insurance, taxes, maintenance and other costs of the leased property. MTI Instruments did not execute its option under the agreement to terminate the lease as of December 1, 2016.

Future minimum rental payments required under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2016 are: $221 thousand in 2017, $221 thousand in 2018 and $207 thousand in 2019. Rent expense under all leases was $231 thousand for both 2016 and 2015.

Employment Agreement

The Company has an employment agreement with one employee that provides certain payments upon termination of employment under certain circumstances, as defined in the agreement. As of December 31, 2016, the Company’s potential minimum obligation to this employee was approximately $73 thousand.

13. Related Party Transactions

MeOH Power, Inc.

As of December 31, 2016, the Company owned an aggregate of approximately 47.5% of MeOH Power, Inc.’s outstanding common stock, or 75,049,937 shares. The number of shares of MeOH Power, Inc.’s common stock authorized for issuance is 240,000,000 as of December 31, 2016.

On December 18, 2013, MeOH Power, Inc. and the Company executed a Senior Demand Promissory Note (the Note) in the amount of $380 thousand to secure the intercompany amounts due to the Company from MeOH Power, Inc. upon the deconsolidation of MeOH Power, Inc. Interest accrues on the Note at the Prime Rate in effect on the first business day of the month, as published in the Wall Street Journal. At the Company’s option, all or part of the principal and interest due on this Note may be converted to shares of common stock of MeOH Power, Inc. at a rate of $0.07 per share. Interest began accruing on January 1, 2014. At December 31, 2013, the Company recorded a full allowance against the Note. In 2014, $115 thousand was received from MeOH Power, Inc. in principle and interest and an additional $20 thousand was released from the allowance in advance of a January 2015 payment from MeOH Power, Inc. As of December 31, 2016 and December 31, 2015, $275 thousand and $266 thousand, respectively, of principal and interest are available to convert into shares of common stock of MeOH Power, Inc. Any adjustments to the allowance are recorded as miscellaneous expense during the period incurred.

Legal Services

During the year ended December 31, 2016, the Company paid $80 thousand to Couch White, LLP for legal services associated with contract review. A partner at Couch White, LLP is an immediate family member of one member of our Board of Directors.

14. Geographic and Segment Information

The Company sells its products on a worldwide basis with its principal markets listed in the table below where information on product revenue is summarized by geographic area for the Company as a whole for each of the years ended December 31:

(dollars in thousands)	2016	2015

Product revenue:
United States	$4,774	$4,139
Association of South East Asian Nations (ASEAN)	1,368	1,421
Europe, the Middle East and Africa (EMEA)	659	650
North America	205	106
South America	50	14

Total product revenue	$7,056	$6,330

Revenues are attributed to regions based on the location of customers.  In 2016 and 2015, approximately 32.3% and 34.6%, respectively, of our product revenues was from customers outside of the United States.

Long-lived assets of $160 thousand and $115 thousand at December 31, 2016 and 2015, respectively consist of property, plant and equipment all located within the United States.

At MTI Instruments, the largest commercial customer in 2016 and 2015 was an Asian distributor of our general instrumentation products, who accounted for 8.1% and 6.8% of total product revenue in 2016 and 2015, respectively. The U.S. Air Force continues to be the largest government customer, accounting for 18.1% and 4.4% of total product revenue in 2016 and 2015, respectively.

The Company operates in one segment and therefore segment information is not presented.

15. Debt

During the first quarter of 2016, we entered into discussions with Bank of America, N.A. (the Bank) to strengthen the Company’s then-existing lines of credit and re-align their terms to be more consistent with our current business plan. During such discussions, the Bank informed the Company that based on its results for 2015 it was not in compliance with certain financial covenants of the lines. Since an agreement on new covenants could not be reached, the Company decided that the lines of credit could not be utilized and therefore terminated them on March 24, 2016. There were no amounts outstanding under the credit facilities at the time of cancellation.