Form 10-Q
period 2017-03-31
MECHANICAL TECHNOLOGY INC
filed 2017-05-04
CIK 64463

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

 ______________

FORM 10-Q

______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017
or

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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

The number of shares of common stock, par value of $0.01 per share, outstanding as of April 27, 2017 was 9,140,768.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mechanical Technology, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2017 (Unaudited) and December 31, 2016

(Dollars in thousands, except per share)	March 31,	December 31,
	2017	2016
Assets
Current Assets:
Cash	$3,189	$3,381
Accounts receivable	954	881
Inventories	586	676
Prepaid expenses and other current assets	81	82
Total Current Assets	4,810	5,020
Property, plant and equipment, net	140	160
Total Assets	$4,950	$5,180

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$251	$124
Accrued liabilities	922	906
Total Current Liabilities	1,173	1,030

Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 75,000,000; 10,066,201 issued in 2017 and 10,026,136 issued in 2016	101	100
Additional paid-in capital	138,833	138,794
Accumulated deficit	(121,393)	(120,980)
Common stock in treasury, at cost, 1,015,493 shares	(13,764)	(13,764)
Total Stockholders’ Equity	3,777	4,150
Total Liabilities and Stockholders’ Equity	$4,950	$5,180

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mechanical Technology, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2017 and 2016

(Dollars in thousands, except per share)	Three Months Ended
	March 31,
	2017	2016

Product revenue	$1,297	$1,225
Operating costs and expenses:
Cost of product revenue	505	637
Research and product development expenses	314	334
Selling, general and administrative expenses	887	834
Operating loss	(409)	(580)
Other expense, net	(4)	(6)
Net loss	$(413)	$(586)

Loss per share (Basic and Diluted)	$(.05)	$(.11)
Weighted average shares outstanding (Basic and Diluted)	9,024,782	5,253,301

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity

For the Year Ended December 31, 2016

and the Three Months Ended March 31, 2017 (Unaudited)

(Dollars in thousands, except per share)	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity (Deficit)

January 1, 2016	6,263,975	$63	$135,839	$(120,621)	1,005,092	$(13,754)	$1,527

Net loss	-	-	-	(359)	-	-	(359)

Stock based compensation	-	-	449	-	-	-	449

Issuance of shares – stock purchase	3,750,000	37	2,700	-	-	-	2,737

Costs of stock purchase	-	-	(201)	-	-	-	(201)

Issuance of shares – option exercises	12,161	-	7	-	-	-	7

Purchase of common stock for treasury	-	-	-	-	10,401	(10)	(10)

December 31, 2016	10,026,136	$100	$138,794	$(120,980)	1,015,493	$(13,764)	$4,150

Net loss	-	-	-	(413)	-	-	(413)

Stock based compensation	-	-	23	-	-	-	23

Costs of stock purchase	-	-	(7)	-	-	-	(7)

Issuance of shares – option exercises	40,065	1	23	-	-	-	24

March 31, 2017	10,066,201	$101	$138,833	$(121,393)	1,015,493	$(13,764)	$3,777

 The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2017 and 2016

(Dollars in thousands)	Three Months Ended March 31,
	2017	2016
Operating Activities
Net loss	$(413)	$(586)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	20	20
Loss on disposal of equipment	—	6
Bad debt recovery	—	(21)
Stock based compensation	23	46
Provision for excess and obsolete inventories	7	153
Changes in operating assets and liabilities:
Accounts receivable	(73)	277
Inventories	83	(145)
Prepaid expenses and other current assets	1	(4)
Accounts payable	127	190
Accrued liabilities	16	26
Net cash used in operating activities	(209)	(38)
Investing Activities
Purchases of equipment	—	(78)
Net cash used in investing activities	—	(78)
Financing Activities
Costs of stock purchase	(7)	—
Purchases of common stock for treasury	—	(10)
Proceeds from stock option exercises	24	—
Net cash provided by (used in) financing activities	17	(10)
Decrease in cash	(192)	(126)
Cash – beginning of period	3,381	462
Cash – end of period	$3,189	$336

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

MTI Instruments was incorporated in New York on March 8, 2000 and is a supplier of precision linear displacement sensors, instruments and system solutions, vibration measurement and system balancing solutions, precision tensile measurement systems and wafer inspection tools, serving markets that require 1) the precise measurements and control of products and processes in automated manufacturing, assembly, and consistent operation of complex machinery, 2) engine balancing and vibration analysis systems for both military and commercial aircraft, 3) metrology tools for semiconductor and solar wafer characterization, and 4) tensile stage systems for materials testing and precision linear displacement gauges all for use in academic and industrial research and development settings.

Liquidity

The Company has historically incurred significant losses primarily due to its past efforts to fund direct methanol fuel cell product development and commercialization programs, and had an accumulated deficit of approximately $121.4 million as of March 31, 2017. As of March 31, 2017, we had working capital of approximately $3.6 million, no debt, $5 thousand in commitments for capital expenditures and approximately $3.2 million of cash available to fund our operations.

Based on the Company’s projected cash requirements for operations and capital expenditures, its available cash of approximately $3.2 million and our projected 2017 cash flow pursuant to management’s plans, management believes it will have adequate resources to fund operations and capital expenditures for the year ending December 31, 2017 and through the end of the second quarter of 2018. If cash generated from operations is insufficient to satisfy the Company’s operational working capital and capital expenditure requirements, the Company may be required to obtain credit facilities, if available, to fund these initiatives. The Company has no other formal commitments for funding its future needs at this time and any additional financing during 2017 and through the end of the second quarter of 2018, if required, may not be available to us on acceptable terms or at all.

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2016 has been derived from the Company’s audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2017 and March 31, 2016.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MTI Instruments. All intercompany balances and transactions are eliminated in consolidation.

3.             Accounts Receivable

Accounts receivables consist of the following at:

(Dollars in thousands)	March 31, 2017	December 31, 2016

U.S. and State Government	$163	$103
Commercial	791	778
Allowance for doubtful accounts	—	—
Total	$954	$881

For the three months ended March 31, 2017 and 2016, the largest commercial customer represented 13.7% and 15.7%, respectively, and the largest governmental agency represented 23.5% and 1.4%, respectively, of the Company’s product revenue. As of March 31, 2017 and December 31, 2016, the largest commercial receivable represented 21.4% and 23.0%, respectively, and the largest governmental receivable represented 17.1% and 11.6%, respectively, of the Company’s accounts receivable.

4.             Inventories

Inventories consist of the following at:

(Dollars in thousands)	March 31, 2017	December 31, 2016

Finished goods	$242	$244
Work in process	100	143
Raw materials	244	289
Total	$586	$676

5.             Property, Plant and Equipment

Property, plant and equipment consist of the following at:

(Dollars in thousands)	March 31, 2017	December 31, 2016

Leasehold improvements	$39	$39
Computers and related software	1,068	1,068
Machinery and equipment	892	892
Office furniture and fixtures	25	25
	2,024	2,024
Less: Accumulated depreciation	1,884	1,864
	$140	$160

Depreciation expense was $20 thousand and $85 thousand for the three months ended March 31, 2017 and the year ended December 31, 2016, respectively.

6.             Income Taxes

We have adopted the provisions of accounting standard update (ASU) 2016-09 as of the beginning of the current fiscal year, which requires recognition through opening retained earnings of any pre-adoption date net operating loss (NOL) carryforwards from nonqualified stock options for excess tax benefits that were not previously recognized because the related tax deduction had not reduced taxes payable and other employee share-based payments, as well as recognition of all income tax effects from share-based payments arising on or after January 1, 2017 (our adoption date) in income tax expense. As a result, we recognized through opening retained earnings $1.3 million of pre-adoption date NOL carryforwards with remaining carryforward periods of more than 10 years (the corresponding deferred tax asset is $457 thousand). We recorded a full valuation allowance for this deferred tax asset. In addition, we realized windfall tax benefits in the interim period of adoption of $2 thousand, which we recognized as a discrete period income tax benefit as required by the ASU. We also recorded a full valuation allowance against this deferred tax asset.

During the three months ended March 31, 2017, the Company’s effective income tax rate was 0%. The projected annual effective tax rate is less than the Federal statutory rate of 34%, primarily due to the change in the valuation allowance, as well as changes to estimated taxable income for 2017 and permanent differences. For the three months ended March 31, 2016, the Company’s effective income tax rate was 0%. There was no income tax expense for the three months ended March 31, 2017 or March 31, 2016.

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

The Company believes that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate, because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. The Company based the estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. The Company has recorded a full valuation allowance at March 31, 2017 and December 31, 2016 for its deferred tax assets. The valuation allowance was $19.2 million at March 31, 2017 and $18.6 million at December 31, 2016. We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowance on a quarterly basis.

7.             Stockholders’ Equity

Common Stock

The Company has one class of common stock, par value $.01.  Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders.  As of March 31, 2017 and December 31, 2016, there were 9,050,708 and 9,010,643 shares of common stock, respectively, issued and outstanding.

Reservation of Shares

The Company had reserved common shares for future issuance as follows as of March 31, 2017:

Stock options outstanding	1,080,613
Common stock available for future equity awards or issuance of options	67,161
Number of common shares reserved	1,147,774

Income (Loss) per Share

The Company computes basic income (loss) per common share by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted income (loss) per share reflects the potential dilution, if any, computed by dividing income (loss) by the combination of dilutive common share equivalents, comprised of shares issuable under outstanding investment rights, warrants and the Company’s share-based compensation plans, and the weighted average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money stock options, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a stock option, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of windfall tax benefits that would be recorded in additional paid-in capital for the periods presented prior to the adoption of ASU 2016-09 on January 1, 2017, if any, when the stock option is exercised are assumed to be used to repurchase shares in the current period.

Not included in the computation of earnings per share, assuming dilution, for the three months ended March 31, 2017, were options to purchase 1,080,613 shares of the Company’s common stock. These potentially dilutive items were excluded because the Company incurred a loss during the period and their inclusion would be anti-dilutive.

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

Future minimum rental payments required under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of March 31, 2017 are: $166 thousand remaining in 2017; $221 thousand in 2018; and $207 thousand in 2019.

Warranties

Product warranty liabilities are included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.  Below is a reconciliation of changes in product warranty liabilities:

(Dollars in thousands)	Three Months Ended March 31,
	2017	2016
Balance, January 1	$14	$16
Accruals for warranties issued	3	3
Settlements made (in cash or in kind)	(1)	(2)
Balance, end of period	$16	$17

Employment Agreement

The Company has an employment agreement with one employee that provides certain payments upon termination of employment under certain circumstances, as defined in the agreement. As of March 31, 2017, the Company’s potential minimum obligation to this employee was approximately $75 thousand.

Separation Agreement

Our former President and Chief Executive Officer Kevin G. Lynch, who resigned from these positions on January 18, 2017,  was not entitled to any post-termination payments or benefits under the terms of his employment arrangement. However, the Company entered into a separation agreement with Mr. Lynch, as of February 1, 2017, that entitles him to be paid the compensation he was receiving at his termination ($11,488.47 bi-weekly) from his January 18, 2017 termination date through June 30, 2017, as well as reimbursement for COBRA medical insurance coverage through December 31, 2017.  Under the terms of this separation agreement, as of March 31, 2017, Mr. Lynch is entitled to remaining payments aggregating $89 thousand, assuming he complies with the terms of the separation agreement. The separation agreement also includes confidentiality provisions and Mr. Lynch’s release of any claims against the Company and agreement not to bring suit against the Company and its affiliates.

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

9.             Stock Based Compensation

During 2016, the Company granted 261,000 options to purchase the Company’s common stock from the Mechanical Technology Incorporated 2014 Equity Incentive Plan (2014 Plan), which generally vest 25% on each of the first four anniversaries of the date of the award. The exercise price of these options is $0.78 per share and was based on the closing market price of the Company’s common stock on the date of grant. Using a Black-Scholes Option Pricing Model, the weighted average fair value of these options is $0.74 per share and was estimated at the date of grant. These options became immediately vested in conjunction with the change in control provision (as defined in the 2014 Plan) as a result of the Brookstone Partners Acquisition XXIV, LLC purchase of shares of our common stock on October 21, 2016.

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

10.          Related Party Transactions

MeOH Power, Inc.

The Company records its investment in MeOH Power, Inc. using the equity method of accounting. The fair value of the Company’s interest in MeOH Power, Inc. has been determined to be $0 as of March 31, 2017 and December 31, 2016, based on MeOH Power, Inc.’s net position and expected cash flows. As of March 31, 2017, the Company retained its ownership of approximately 47.5% of MeOH Power, Inc.’s outstanding common stock, or 75,049,937 shares. The number of shares of MeOH Power, Inc.’s common stock authorized for issuance is 240,000,000 as of March 31, 2017. The Company previously held warrants to purchase 31,904,136 shares of common stock of MeOH Power, Inc., which expired in December 2016.

On December 18, 2013, MeOH Power, Inc. and the Company executed a Senior Demand Promissory Note (the Note) in the amount of $380 thousand to secure the intercompany amounts due to the Company from MeOH Power, Inc. upon the deconsolidation of MeOH Power, Inc. Interest accrues on the Note at the Prime Rate in effect on the first business day of the month, as published in the Wall Street Journal. At the Company’s option, all or part of the principal and interest due on this Note may be converted to shares of common stock of MeOH Power, Inc. at a rate of $0.07 per share. Interest began accruing on January 1, 2014. The Company recorded a full allowance against the Note. As of March 31, 2017 and December 31, 2016, $277 thousand and $275 thousand, respectively, of principal and interest are available to convert into shares of common stock of MeOH Power, Inc. Any adjustments to the allowance are recorded as miscellaneous expense during the period incurred.

Legal Services

During the three months ended March 31, 2017, the Company incurred $4 thousand to Couch White, LLP for legal services associated with contract review. No such legal fees were incurred during the three months ended March 31, 2016. A partner at Couch White, LLP is an immediate family member of one of our Board of Directors.

11.          Effect of Recent Accounting Updates

Accounting Updates Not Yet Effective

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (the FASB) in the form of ASUs to the FASB’s Accounting Standards Codification. The Company considered the applicability and impact of all ASUs. ASUs not mentioned below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

In May 2014, the FASB issued ASU 2014-09 (Revenue from Contracts with Customers (Topic 606)) and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016 and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively, and collectively, Topic 606) to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. Topic 606 is principles-based and provides a five-step model to determine when and how revenue is recognized. It is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: Step 1: Identify the contract(s) with a customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4: Allocate the transaction price to the performance obligations in the contract. Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Topic 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This standard, as amended, will be effective for the Company for annual and interim reporting periods beginning after December 15, 2017. This standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. Early adoption is permitted, but no earlier than calendar 2017. This standard could impact the timing and amounts of revenue recognized. The Company is currently evaluating the impact of this standard on its consolidated financial statements. The Company has not yet selected a transition method and in preparation for our adoption of the new standard in our 2018 fiscal year, we are obtaining representative samples of contracts and other forms of agreements with our customers in the U.S. and international locations and are evaluating the provisions contained therein in light of the five-step model specified by this standard. While we do not believe there will be a material impact to our revenues upon adoption, we are continuing to evaluate the impact to our revenues and our preliminary assessments are subject to change. We are also continuing to evaluate the provisions of Topic 606 related to costs for obtaining customer contracts.

In January 2016, the FASB issued ASU 2016-01 (Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities) the main objective of which is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information and address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This standard will be effective for the Company for annual and interim reporting periods beginning on or after December 15, 2017, and early adoption is permitted. The Company is currently evaluating the impact of this standard but we do not expect the adoption of it to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02 (Leases (Topic 842)), which requires lessees to recognize a right-of-use asset and a lease liability on their balance sheet for virtually all of their leases (other than leases that meet the definition of a short-term lease). The lease liability will be equal to the present value of lease payments and the right-of-use asset will be based on the lease liability, subject to adjustment such as for initial direct costs. For income statement purposes, this standard retains a dual model similar to ASC 840, requiring leases to be classified as either operating or finance. For lessees, operating leases will result in straight-line expense (similar to current accounting by lessees for operating leases under ASC 840) while finance leases will result in a front-loaded expense pattern (similar to current accounting by lessees for capital leases under ASC 840). While this standard maintains similar accounting for lessors as under ASC 840, this standard reflects updates to, among other things, align with certain changes to the lessee model. This standard will be effective for the Company for annual and interim reporting periods beginning on or after December 15, 2018, and early adoption is permitted. Although we have not completed our assessment, we believe adoption of this standard may have a significant impact on our consolidated balance sheets. However, we do not expect the adoption to change the recognition, measurement or presentation of lease expense within our consolidated statements of operations or the consolidated statements of cash flows. We currently expect that most of our operating lease commitments will be subject to the new standard and recognized as operating lease liabilities and right-of-use assets upon our adoption of the standard, which will increase our total assets and total liabilities that we report relative to such amounts prior to adoption. Information about our undiscounted future lease payments and the timing of those payments is in Note 8, Commitments and Contingencies.

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

Accounting Updates Recently Adopted by the Company

On January 1, 2017, we adopted ASU 2015-11 (Inventory (Topic 330): Simplifying the Measurement of Inventory), which applies to inventory that is measured using first-in, first-out (FIFO) or average cost. As required by ASU 2015-11, we measure inventory that is within scope at the lower of cost and net realizable value, which is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. Subsequent measurement was unchanged for inventory that is measured using last-in, last-out (LIFO). The Company adopted this standard on a prospective basis. The adoption of this standard did not have a material impact on its consolidated financial statements.

On January 1, 2017, we adopted ASU 2015-17 (Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes). The amendments in this standard require entities that present a classified balance sheet to classify all deferred tax liabilities and assets as a noncurrent amount. The requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount was not affected by the amendments in this standard. Additionally, the amendments in this standard align the deferred income tax presentation with the requirements in International Accounting Standards (IAS) 1 (Presentation of Financial Statements). The Company adopted this standard on a prospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements as its deferred tax assets and liabilities are currently in a full valuation allowance. Prior periods were not retrospectively adjusted.

On January 1, 2017, we adopted ASU 2016-09 (Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting). As required by ASU 2016-09, all income tax effects of awards, including excess tax benefits, recognized on stock-based compensation expense are reflected in the condensed consolidated statements of operations as a component of the provision for income taxes on a prospective basis. As required by ASU 2016-09, all tax related cash flows recognized on stock-based compensation expense are classified as an operating activity in our condensed consolidated statements of cash flows on a prospective basis. Accordingly, prior periods have not been adjusted. Additionally, ASU 2016-09 allows companies to make a policy election to account for forfeitures either upon occurrence or by estimating forfeitures. We have elected to continue estimating forfeitures expected to occur in order to determine the amount of compensation cost to be recognized each period. See Note 6 above for additional information.

On January 1, 2017, we adopted ASU 2017-03 (Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323); Amendments to SEC Paragraphs Pursuant to Staff Announcements at the September 22, 2016 and November 17, 2016 Emerging Issues Task Force (EITF) Meetings (SEC Update)), which amends certain topics of the ASC as defined in this ASU and also adds an SEC paragraph and amends other topics pursuant to an SEC Staff Announcement made at the September 22, 2016 EITF meeting. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

There have been no other significant changes in our reported financial position or results of operations and cash flows as a result of our adoption of new accounting pronouncements or changes to our significant accounting policies that were disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, the terms “MTI,” “we,” “us,” and “our” refer to Mechanical Technology, Incorporated, a New York Corporation, and “MTI Instruments” refers to MTI Instruments, Incorporated, a New York corporation and our wholly-owned subsidiary.

The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and the related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2016 contained in our 2016 Annual Report on Form 10-K.

In addition to historical information, the following discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements.  Important factors that could cause actual results to differ include those set forth in Part I Item 1A-Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, as filed on March 2, 2017, and elsewhere in this Quarterly Report on Form 10-Q. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q. Please see “Statement Concerning Forward-Looking Statements” below.

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

Consolidated Results of Operations

Consolidated Results of Operations for the Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016.

The following table summarizes changes in the various components of our net loss during the three months ended March 31, 2017 compared to the three months ended March 31, 2016.

(Dollars in thousands)	Three Months Ended March 31, 2017	Three Months Ended March 31, 2016	$ Change	% Change

Product revenue	$1,297	$1,225	$72	5.9%
Operating costs and expenses:
Cost of product revenue	$505	$637	$(132)	(20.7)%
Research and product development expenses	$314	$334	$(20)	(6.0)%
Selling, general and administrative expenses	$887	$834	$53	6.4%
Operating loss	$(409)	$(580)	$171	29.5%
Other expense, net	$(4)	$(6)	$2	33.3%
Net loss	$(413)	$(586)	$173	29.5%

Product Revenue: Product revenue consists of revenue recognized from the MTI Instruments’ product lines.

Product revenue for the three months ended March 31, 2017 increased by $72 thousand, or 5.9%, to $1.3 million from $1.2 million during the three months ended March 31, 2016. This increase was driven primarily by activity under the U.S. Air Force contract for engine vibration analysis systems, accessories and maintenance, which we entered into on July 1, 2016, combined with an increase in capacitance products sales to a European subsidiary of a U.S. company. These increases were partially offset by a decline in commercial engine balancing system shipments. For the three months ended March 31, 2017, the largest commercial customer was a U.S. Fortune 100 Company turbine engine tooling manufacturer, which accounted for 13.7% of the first quarter 2017 revenue. In 2016, our largest commercial customer was an Asian distributor, which accounted for 15.7% of the first quarter 2016 revenue. The U.S. Air Force was the largest government customer for the three months ended March 31, 2017, accounting for 23.5% of revenue. The U.S. Army was the largest government customer for the three months ended March 31, 2016, accounting for 1.4% of revenue.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands)		Revenues for the Three Months Ended March 31,		Contract Revenues to Date March 31,	Total Contract Orders Received to Date March 31,
Contract (1)	Expiration	2017	2016	2017	2017

$9.35 million U.S. Air Force Systems, Accessories and Maintenance	06/30/2021 (2)	$227	$—	$1,320	$1,429

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

Cost of product revenue for the three months ended March 31, 2017 decreased by $132 thousand, or 20.7%, to $505 thousand from $637 thousand for the three months ended March 31, 2016. Gross profit, as a percentage of product revenue, increased to 61.1% during the first quarter of 2017 compared to 48.0% in the 2016 period. The improvement in gross profit during 2017 was attributable to lower material costs, a change in the product mix, and reduced charges for excess inventory stemming from improved procurement management. The decrease in the cost of product revenue was attributable to the lower material costs and reduced excess inventory charges responsible for the improvements in the profit margin.

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

Research and product development expenses decreased $20 thousand during the three months ended March 31, 2017 compared to the comparable 2016 period due to decreased material spending on current development projects and reduced personnel costs.

Selling, General and Administrative Expenses: Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended March 31, 2017 increased by $53 thousand, or 6.4%, to $887 thousand from $834 thousand for the three months ended March 31, 2016. This increase was the result of one-time charges associated with a separation agreement with a former employee.

Operating Loss: Operating loss was $409 thousand for the three months ended March 31, 2017 compared to $580 thousand for the three months ended March 31, 2016. This improvement was a result of the factors noted above, that is, the increased sales and improvement in gross margins, combined with decreased research and development expenses. The first quarter operating loss in 2017 was also negatively impacted by $205 thousand of non-recurring severance costs associated with the departure of the prior CEO and another employee.

Other Expense: Other expense was $4 thousand for the three months ended March 31, 2017 and related to miscellaneous bank fees compared to $6 thousand for the three months ended March 31, 2016, which was primarily due a $6 thousand loss recorded on the disposal of equipment.

Net Loss: Net loss was $413 thousand for the three months ended March 31, 2017 compared to a net loss of $586 thousand for the three months ended March 31, 2016. The improvement in net loss was primarily attributable to increased sales and improvements in gross margins, as well as the decreased research and development expenses, as discussed above.

Management’s Plan, Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Three Months Ended or As of	Three Months Ended or As of	Year Ended or As of
	March 31,	March 31,	December 31,
	2017	2016	2016
Cash	$3,189	$336	$3,381
Working capital	3,637	810	3,990
Net loss	(413)	(586)	(359)
Net cash (used in) provided by operating activities	(209)	(38)	522
Purchase of property, plant and equipment	—	(78)	(136)

The Company has historically incurred significant losses (the majority, until 2012, stemming from the direct methanol fuel cell product development and commercialization programs of its former subsidiary, MeOH Power, Inc.) and had a consolidated accumulated deficit of $121.4 million as of March 31, 2017. Management believes that the Company currently has adequate resources to avoid future cost-cutting measures that could adversely affect its business. As of March 31, 2017, we had no debt, $5 thousand in commitments for capital expenditures and approximately $3.2 million of cash available to fund our operations.

Based on business developments, including changes in production levels, staffing requirements and network infrastructure improvements, additional capital equipment may be required in the foreseeable future. We expect to spend approximately $75 thousand on capital equipment and $1.4 million in research and development on MTI Instruments’ products during 2017. We expect to fund any future expenditures and continue funding our operations from our current cash position and our projected 2017 cash flows pursuant to management’s plans. We may also seek to supplement our resources by obtaining credit facilities to fund operational working capital and capital expenditure requirements. Any additional financing, if required, may not be available to us on acceptable terms or at all.

While it cannot be assured, management believes that, due in part to our current working capital level, recent realignment in sales and operations and stabilized spending, the Company will have adequate resources to fund operations and capital expenditures for the year ending December 31, 2017 and through the end of the second quarter of 2018. However, if our revenue estimates are off either in timing or amount, the Company may need to implement additional steps to ensure liquidity including, but not limited to, the deferral of planned capital spending and/or delaying existing or pending product development initiatives. Such steps, if required, could potentially have a material and adverse effect on our business, results of operations and financial condition.

Debt

We had no credit facilities available or debt outstanding at either March 31, 2017 or March 31, 2016.

Backlog, Inventory and Accounts Receivable

At March 31, 2017, our order backlog was $518 thousand compared to $349 thousand at December 31, 2016. The increase in backlog from December 2016 was due to orders for capacitance systems that, per the customers’ request, will not be delivered until the third quarter of this year, and engine balancing systems under the U.S. Air Force contract that shipped in early April.

Our inventory turnover ratios and average accounts receivable days outstanding for the trailing 12 month periods and their changes at March 31, 2017 and 2016 are as follows:

	2017	2016	Change
Inventory turnover	2.5	2.2	0.3
Average accounts receivable days outstanding	38	50	(12)

The current twelve-month inventory turns have improved due to a 5% decline in average inventory balances corresponding to U.S. Air Force activity and improved procurement management.

The average accounts receivable days’ outstanding decreased twelve days during the last 12 months due to a proportionate increase in U.S. government sales, which tend to pay within 30 days, which is significantly shorter than the payment cycle for commercial customers.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 2, Accounting Policies, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016 includes a summary of our most significant accounting policies. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, income taxes and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Periodically, our management reviews our critical accounting estimates with the Audit Committee of our Board of Directors.

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

  management’s belief that it will have adequate resources to fund the Company’s operations and capital expenditures   for the year ending December 31, 2017 and through the end of the second quarter of 2018;

  projected taxable income and the ability to use deferred tax assets (currently held at a full valuation allowance);

  the expected impact of recent accounting updates;

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
  the risk that potential deterioration in the relationships between the United States and other countries might impact our foreign customers’ willingness to conduct business with U.S. companies like MTI; and
  other factors discussed under the heading “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The certification of our Chief Executive Officer and Chief Financial Officer attached as Exhibit 31.1 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certification, information concerning our disclosure controls and procedures and internal control over financial reporting. Such certification should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certification.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of MTI’s disclosure controls and procedures as of March 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                Risk Factors

Part II, Item 1A (Risk Factors) of our most recently filed Annual Report on Form 10-K with the SEC, filed on March 2, 2017, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Except to the extent that information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters described in Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations – Statement Concerning Forward Looking Statements), there have been no material changes to our risk factors disclosed in our most recently filed Annual Report on Form 10-K. However, those risk factors continue to be relevant to an understanding of our business, financial condition and operating results and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.

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

Item 6.           Exhibits

Exhibit No.	Description
10.1+	Separation Letter Agreement between Mechanical Technology, Incorporated and Kevin G Lynch (Incorporated by reference from Exhibit 10.25 of the Company’s Form 8-K Report filed February 8, 2017).

10.2+	Side Letter Agreement dated March 29, 2017, amending the Option Exercise and Stock Transfer Restriction Agreement by and between Mechanical Technology, Incorporated and E. Dennis O’Connor.

10.3+	Side Letter Agreement dated March 29, 2017, amending the Option Exercise and Stock Transfer Restriction Agreement by and between Mechanical Technology, Incorporated and Walter L. Robb.

31.1	Rule 13a-14(a)/15d-14(a) Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, of Frederick W. Jones

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, of Frederick W. Jones

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

All other exhibits for which no other filing information is given are filed herewith.

+ Represents management contract or compensation plan or arrangement.

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text and including detailed tags: (i) Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2017 and 2016; (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2017 and 2016; and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mechanical Technology, Incorporated
Date: May 4, 2017	By:	/s/ Frederick W. Jones
Frederick W. Jones Chief Executive Officer and Chief Financial Officer