Form 10-Q
period 2017-06-30
MECHANICAL TECHNOLOGY INC
filed 2017-08-03
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 ______________

FORM 10-Q

______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

The number of shares of common stock, par value of $0.01 per share, outstanding as of July 27, 2017 was 9,145,768.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mechanical Technology, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2017 (Unaudited) and December 31, 2016

(Dollars in thousands, except per share)	June 30,	December 31,
	2017	2016
Assets
Current Assets:
Cash	$3,398	$3,381
Accounts receivable	1,075	881
Inventories	697	676
Prepaid expenses and other current assets	64	82
Total Current Assets	5,234	5,020
Property, plant and equipment, net	133	160
Total Assets	$5,367	$5,180

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$356	$124
Accrued liabilities	855	906
Total Current Liabilities	1,211	1,030

Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 75,000,000; 10,161,261 issued in 2017 and 10,026,136 issued in 2016	102	100
Additional paid-in capital	138,899	138,794
Accumulated deficit	(121,081)	(120,980)
Common stock in treasury, at cost, 1,015,493 shares	(13,764)	(13,764)
Total Stockholders’ Equity	4,156	4,150
Total Liabilities and Stockholders’ Equity	$5,367	$5,180

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mechanical Technology, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Six Months Ended June 30, 2017 and 2016

(Dollars in thousands, except per share)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Product revenue	$1,893	$1,808	$3,190	$3,033
Operating costs and expenses:
Cost of product revenue	537	608	1,041	1,245
Research and product development expenses	296	310	610	644
Selling, general and administrative expenses	747	781	1,635	1,616
Operating income (loss)	313	109	(96)	(472)
Other expense, net	—	(1)	(5)	(6)
Net income (loss)	$313	$108	$(101)	$(478)

Income (loss) per share (Basic)	$.03	$.02	$(.01)	$(.09)
Income (loss) per share (Diluted)	$.03	$.02	$(.01)	$(.09)

Weighted average shares outstanding (Basic)	9,137,497	5,248,482	9,081,451	5,250,892
Weighted average shares outstanding (Diluted)	9,398,330	5,422,842	9,081,451	5,250,892

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity

For the Year Ended December 31, 2016

and the Six Months Ended June 30, 2017 (Unaudited)

(Dollars in thousands, except per share)	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity (Deficit)

January 1, 2016	6,263,975	$63	$135,839	$(120,621)	1,005,092	$(13,754)	$1,527

Net loss	-	-	-	(359)	-	-	(359)

Stock based compensation	-	-	449	-	-	-	449

Issuance of shares – stock purchase	3,750,000	37	2,700	-	-	-	2,737

Costs of stock purchase	-	-	(201)	-	-	-	(201)

Issuance of shares – option exercises	12,161	-	7	-	-	-	7

Purchase of common stock for treasury	-	-	-	-	10,401	(10)	(10)

December 31, 2016	10,026,136	$100	$138,794	$(120,980)	1,015,493	$(13,764)	$4,150

Net loss	-	-	-	(101)	-	-	(101)

Stock based compensation	-	-	31	-	-	-	31

Costs of stock purchase	-	-	(25)	-	-	-	(25)

Issuance of shares – option exercises	135,125	2	99	-	-	-	101

June 30, 2017	10,161,261	$102	$138,899	$(121,081)	1,015,493	$(13,764)	$4,156

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2017 and 2016

(Dollars in thousands)	Six Months Ended June 30,
	2017	2016
Operating Activities
Net loss	$(101)	$(478)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	41	42
Loss on disposal of equipment	—	6
Bad debt recovery	—	(21)
Stock based compensation	31	90
Provision for excess and obsolete inventories	(36)	152
Changes in operating assets and liabilities:
Accounts receivable	(194)	355
Inventories	15	(336)
Prepaid expenses and other current assets	18	11
Accounts payable	232	145
Accrued liabilities	(51)	189
Net cash (used in) provided by operating activities	(45)	155
Investing Activities
Purchases of equipment	(14)	(78)
Net cash used in investing activities	(14)	(78)
Financing Activities
Costs of stock purchase	(25)	—
Purchases of common stock for treasury	—	(10)
Proceeds from stock option exercises	101	—
Net cash provided by (used in) financing activities	76	(10)
Increase in cash	17	67
Cash – beginning of period	3,381	462
Cash – end of period	$3,398	$529

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

Liquidity

The Company has historically incurred significant losses primarily due to its past efforts to fund direct methanol fuel cell product development and commercialization programs, and had an accumulated deficit of approximately $121.1 million as of June 30, 2017. As of June 30, 2017, we had working capital of approximately $4.0 million, no debt, $22 thousand in commitments for capital expenditures and approximately $3.4 million of cash available to fund our operations.

Based on the Company’s projected cash requirements for operations and capital expenditures, its available cash of approximately $3.4 million and our projected 2017 and 2018 cash flows pursuant to management’s plans, management believes it will have adequate resources to fund operations and capital expenditures for the year ending December 31, 2017 and through the end of the third quarter of 2018. If cash generated from operations is insufficient to satisfy the Company’s operational working capital and capital expenditure requirements, the Company may be required to obtain credit facilities, if available, to fund these initiatives. The Company has no other formal commitments for funding its future needs at this time and any additional financing during 2017 and through the end of the third quarter of 2018, if required, may not be available to us on acceptable terms or at all.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2016 has been derived from the Company’s audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2017 and June 30, 2016.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MTI Instruments. All intercompany balances and transactions are eliminated in consolidation.

3.             Accounts Receivable

Accounts receivables consist of the following at:

(Dollars in thousands)	June 30, 2017	December 31, 2016

U.S. and State Government	$191	$103
Commercial	884	778
Allowance for doubtful accounts	—	—
Total	$1,075	$881

For the six months ended June 30, 2017 and 2016, the largest commercial customer represented 8.6% and 14.0%, respectively, and the largest governmental agency represented 27.6% and 1.3%, respectively, of the Company’s product revenue. As of June 30, 2017 and December 31, 2016, the largest commercial receivable represented 13.6% and 23.0%, respectively, and the largest governmental receivable represented 17.8% and 11.6%, respectively, of the Company’s accounts receivable.

4.             Inventories

Inventories consist of the following at:

(Dollars in thousands)	June 30, 2017	December 31, 2016

Finished goods	$237	$244
Work in process	120	143
Raw materials	340	289
Total	$697	$676

5.             Property, Plant and Equipment

Property, plant and equipment consist of the following at:

(Dollars in thousands)	June 30, 2017	December 31, 2016

Leasehold improvements	$39	$39
Computers and related software	1,075	1,068
Machinery and equipment	885	892
Office furniture and fixtures	25	25
	2,024	2,024
Less: Accumulated depreciation	1,891	1,864
	$133	$160

Depreciation expense was $41 thousand and $85 thousand for the six months ended June 30, 2017 and the year ended December 31, 2016, respectively.

6.             Income Taxes

We have adopted the provisions of accounting standard update (ASU) 2016-09 as of the beginning of the current fiscal year, which requires recognition through opening retained earnings of any pre-adoption date net operating loss (NOL) carryforwards from nonqualified stock options for excess tax benefits that were not previously recognized because the related tax deduction had not reduced taxes payable and other employee share-based payments, as well as recognition of all income tax effects from share-based payments arising on or after January 1, 2017 (our adoption date) in income tax expense. As a result, we recognized through opening retained earnings $1.3 million of pre-adoption date NOL carryforwards with remaining carryforward periods of more than 10 years (the corresponding deferred tax asset is $457 thousand). We recorded a full valuation allowance for this deferred tax asset. In addition, we realized shortfall tax expense of $19 thousand during the three months ended June 30, 2017 and windfall tax benefits of $2 thousand during the three months ended March 31, 2017, which we recognized as discrete period income tax and benefit, respectively, as required by the ASU.

During the three and six months ended June 30, 2017, the Company’s effective income tax rate was 0%. The projected annual effective tax rate is less than the Federal statutory rate of 34%, primarily due to the change in the valuation allowance, as well as changes to estimated taxable income for 2017 and permanent differences. For the three and six months ended June 30, 2016, the Company’s effective income tax rate was 0%. There was no income tax expense for the three and six months ended June 30, 2017 or June 30, 2016.

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

The Company believes that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate, because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. The Company based the estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. The Company has recorded a full valuation allowance at June 30, 2017 and December 31, 2016 for its deferred tax assets. The valuation allowance was $19.1 million at June 30, 2017 and $18.6 million at December 31, 2016. We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowance on a quarterly basis.

7.             Stockholders’ Equity

Common Stock

The Company has one class of common stock, par value $.01.  Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders.  As of June 30, 2017 and December 31, 2016, there were 9,145,768 and 9,010,643 shares of common stock, respectively, issued and outstanding.

Reservation of Shares

The Company had reserved common shares for future issuance as follows as of June 30, 2017:

Stock options outstanding	985,553
Common stock available for future equity awards or issuance of options	67,161
Number of common shares reserved	1,052,714

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

Not included in the computation of earnings per share, assuming dilution, for the six months ended June 30, 2017, were options to purchase 985,553 shares of the Company’s common stock. These potentially dilutive items were excluded because the Company incurred a loss during the period and their inclusion would be anti-dilutive. Not included in the computation of earnings per share, assuming dilution, for the three months ended June 30, 2017, were options to purchase 273,589 shares, respectively of the Company’s common stock. These potentially dilutive items were excluded even though the average market price of the common stock exceeded the exercise prices for a portion of the options because the calculation of incremental shares resulted in an anti-dilutive effect.

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

Future minimum rental payments required under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of June 30, 2017 are: $110 thousand remaining in 2017; $221 thousand in 2018; and $207 thousand in 2019.

Warranties

Product warranty liabilities are included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.  Below is a reconciliation of changes in product warranty liabilities:

(Dollars in thousands)	Six Months Ended June 30,
	2017	2016
Balance, January 1	$14	$16
Accruals for warranties issued	8	7
Settlements made (in cash or in kind)	(10)	(3)
Balance, end of period	$12	$20

Employment Agreement

On May 5, 2017, the Company entered into an employment agreement with one employee. The agreement provides for an initial term ending December 31, 2018, and, unless either party provides written notice that the agreement will not be renewed, is renewed for an additional year on December 31, 2018 and each subsequent December 31; such non-renewal may be for any or for no stated reason. The agreement provides for certain payments upon termination of employment under certain circumstances. As of June 30, 2017, the Company’s potential minimum obligation to this employee was approximately $199 thousand.

Separation Agreement

Our former President and Chief Executive Officer Kevin G. Lynch, who resigned from these positions on January 18, 2017,  was not entitled to any post-termination payments or benefits under the terms of his employment arrangement. However, the Company entered into a separation agreement with Mr. Lynch, as of February 1, 2017, that entitles him to be paid the compensation he was receiving at his termination ($11,488.47 bi-weekly) from his January 18, 2017 termination date through June 30, 2017, as well as reimbursement for COBRA medical insurance coverage through December 31, 2017.  Under the terms of this separation agreement, as of June 30, 2017, Mr. Lynch is entitled to remaining payments aggregating $5 thousand, assuming he complies with the terms of the separation agreement. The separation agreement also includes confidentiality provisions and Mr. Lynch’s release of any claims against the Company and agreement not to bring suit against the Company and its affiliates.

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

10.          Related Party Transactions

MeOH Power, Inc.

The Company records its investment in MeOH Power, Inc. using the equity method of accounting. The fair value of the Company’s interest in MeOH Power, Inc. has been determined to be $0 as of June 30, 2017 and December 31, 2016, based on MeOH Power, Inc.’s net position and expected cash flows. As of June 30, 2017, the Company retained its ownership of approximately 47.5% of MeOH Power, Inc.’s outstanding common stock, or 75,049,937 shares. The number of shares of MeOH Power, Inc.’s common stock authorized for issuance is 240,000,000 as of June 30, 2017. The Company previously held warrants to purchase 31,904,136 shares of common stock of MeOH Power, Inc., which expired in December 2016.

On December 18, 2013, MeOH Power, Inc. and the Company executed a Senior Demand Promissory Note (the Note) in the amount of $380 thousand to secure the intercompany amounts due to the Company from MeOH Power, Inc. upon the deconsolidation of MeOH Power, Inc. Interest accrues on the Note at the Prime Rate in effect on the first business day of the month, as published in the Wall Street Journal. At the Company’s option, all or part of the principal and interest due on this Note may be converted to shares of common stock of MeOH Power, Inc. at a rate of $0.07 per share. Interest began accruing on January 1, 2014. The Company recorded a full allowance against the Note. As of June 30, 2017 and December 31, 2016, $280 thousand and $275 thousand, respectively, of principal and interest are available to convert into shares of common stock of MeOH Power, Inc. Any adjustments to the allowance are recorded as miscellaneous expense during the period incurred.

Legal Services

During the three and six months ended June 30, 2017, the Company incurred $5 thousand and $9 thousand, respectively, to Couch White, LLP for legal services associated with contract review. No such legal fees were incurred during the three and six months ended June 30, 2016. A partner at Couch White, LLP is an immediate family member of one of our Directors.

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

In August 2016, the FASB issued ASU 2016-15 (Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments), which clarifies the treatment of several cash flow categories. In addition, ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. This standard will be effective for the Company for annual and interim reporting periods beginning after December 15, 2017, and early adoption is permitted. This standard should be applied using a retrospective transition method to each period presented. The Company is currently evaluating the impact of this standard on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09 (Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This standard will be effective for the Company for annual and interim reporting periods beginning after December 15, 2017, and early adoption is permitted. This standard should be applied prospectively to an award modified on or after the adoption date. The Company will evaluate the impact of this standard on its consolidated financial statements at the time of adoption, if applicable.

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

Consolidated Results of Operations

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2017 Compared to the Three and Six Months Ended June 30, 2016.

The following table summarizes changes in the various components of our net income during the three months ended June 30, 2017 compared to the three months ended June 30, 2016.

(Dollars in thousands)	Three Months Ended June 30, 2017	Three Months Ended June 30, 2016	$ Change	% Change

Product revenue	$1,893	$1,808	$85	4.7%
Operating costs and expenses:
Cost of product revenue	$537	$608	$(71)	(11.7)%
Research and product development expenses	$296	$310	$(14)	(4.5)%
Selling, general and administrative expenses	$747	$781	$(34)	(4.4)%
Operating income	$313	$109	$204	187.2%
Other expense, net	$—	$(1)	$1	100.0%
Net income	$313	$108	$205	189.8%

The following table summarizes changes in the various components of our net loss during the six months ended June 30, 2017 compared to the six months ended June 30, 2016.

(Dollars in thousands)	Six Months Ended June 30, 2017	Six Months Ended June 30, 2016	$ Change	% Change

Product revenue	$3,190	$3,033	$157	5.2%
Operating costs and expenses:
Cost of product revenue	$1,041	$1,245	$(204)	(16.4)%
Research and product development expenses	$610	$644	$(34)	(5.3)%
Selling, general and administrative expenses	$1,635	$1,616	$19	1.2%
Operating loss	$(96)	$(472)	$376	79.7%
Other expense, net	$(5)	$(6)	$1	16.7%
Net loss	$(101)	$(478)	$377	78.9%

Product Revenue: Product revenue consists of revenue recognized from the MTI Instruments’ product lines.

Product revenue for the three months ended June 30, 2017 increased by $85 thousand, or 4.7%, to $1.9 million from $1.8 million during the three months ended June 30, 2016. Product revenue for the six months ended June 30, 2017 increased by $157 thousand, or 5.2%, to $3.2 million from $3.0 million during the six months ended June 30, 2016. These increases were driven primarily by activity under the U.S. Air Force contract for engine vibration analysis systems, accessories and maintenance, which we entered into on July 1, 2016, combined with an increase in capacitance products sales to a European subsidiary of a U.S. company. These increases were partially offset by a decline in commercial engine balancing system business and tensile tester shipments.

For the three months ended June 30, 2017, the largest commercial customer was an aircraft engine system integrator, which accounted for 7.9% of the second quarter 2017 revenue. During the three months ended June 30, 2016, our largest commercial customer was an Asian distributor, which accounted for 12.8% of the second quarter 2016 revenue. The U.S. Air Force was the largest government customer for the three months ended June 30, 2017 and June 30, 2016, accounting for 30.3% and 1.2%, respectively, of revenue.

For the six months ended June 30, 2017, the largest commercial customer was a U.S. Fortune 100 Company turbine engine tooling manufacturer, which accounted for 8.6% of the 2017 revenue. In 2016, our largest commercial customer was an Asian distributor, which accounted for 14.0% of the year-to-date 2016 revenue. The U.S. Air Force was the largest government customer for the six months ended June 30, 2017 and June 30, 2016, accounting for 27.6% and 1.3%, respectively, of revenue.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands)		Revenues for the Three Months Ended June 30,		Revenues for the Six Months Ended June 30,		Contract Revenues to Date June 30,	Total Contract Orders Received to Date June 30,
Contract (1)	Expiration	2017	2016	2017	2016	2017	2017

$9.35 million U.S. Air Force Systems, Accessories and Maintenance	06/30/2021 (2)	$478	$—	$705	$—	$1,798	$1,800

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

Cost of product revenue for the three months ended June 30, 2017 decreased by $71 thousand, or 11.7%, to $537 thousand from $608 thousand for the three months ended June 30, 2016. Gross profit, as a percentage of product revenue, increased to 71.6% during the second quarter of 2017 compared to 66.4% for the second quarter of 2016. Cost of product revenue for the six months ended June 30, 2017 decreased by $204 thousand, or 16.4%, to $1.0 million from $1.2 million for the six months ended June 30, 2016. Gross profit, as a percentage of product revenue, increased to 67.4% during the six months ended June 30, 2017 compared to 59.0% during the first half of 2016.

The improvement in gross profit during the 2017 periods was attributable to lower material costs, a change in the product mix, and reduced charges for excess inventory stemming from improved procurement management. The decrease in the cost of product revenue during the 2017 periods was attributable to the lower material costs and reduced excess inventory charges responsible for the improvements in the profit margin.

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

Research and product development expenses decreased $14 thousand and $34 thousand, respectively, during the three and six months ended June 30, 2017 compared to the comparable 2016 periods due to decreased material spending on current development projects and reduced staffing.

Selling, General and Administrative Expenses: Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended June 30, 2017 decreased by $34 thousand, or 4.4%, to $747 thousand from $781 thousand for the three months ended June 30, 2016. This decrease was a result of a staff reduction in the sales department.

Selling, general and administrative expenses of $1.6 million for the six months ended June 30, 2017 were comparable to the six months ended June 30, 2016.

Operating Income (Loss): Operating income was $313 thousand for the three months ended June 30, 2017 compared to $109 thousand for the three months ended June 30, 2016. This improvement was a result of the factors noted above, that is, the increased sales and improvement in the profit margin, combined with decreased research and development and selling, general and administrative expenses.

Operating loss was $96 thousand for the six months ended June 30, 2017 compared to $472 thousand for the six months ended June 30, 2016. This improvement was a result of the factors noted above, that is, the increased sales and improvement in the profit margin, combined with decreased research and development expenses. The operating loss in the 2017 period was also negatively impacted by $205 thousand of non-recurring severance costs associated with the departure of the prior CEO and another employee.

Other Expense: Other expense was $1 thousand for the three months ended June 30, 2016; there was no other expense during the second quarter of 2017. Other expense was $5 thousand for the six months ended June 30, 2017 and related to miscellaneous bank fees. Other expense was $6 thousand for the six months ended June 30, 2016, which was primarily related to a $6 thousand loss recorded on the disposal of equipment in the first quarter of 2016.

Net Income (Loss): Net income was $313 thousand for the three months ended June 30, 2017 compared to $108 thousand for the three months ended June 30, 2016. The improvement in net income was primarily attributable to increased sales and improvements in gross margins, as well as the decreased research and development and selling, general and administrative expenses, as discussed above.

Net loss was $101 thousand for the six months ended June 30, 2017 compared to $478 thousand for the six months ended June 30, 2016. The decrease in net loss is primarily attributable to the improvement in gross margins, exclusive of the one-time charge for excess inventory, combined with decreased spending in staffing, travel, development project material and sales commissions.

Management’s Plan, Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Six Months Ended or As of	Six Months Ended or As of	Year Ended or As of
	June 30,	June 30,	December 31,
	2017	2016	2016
Cash	$3,398	$529	$3,381
Working capital	4,023	984	3,990
Net loss	(101)	(478)	(359)
Net cash (used in) provided by operating activities	(45)	155	522
Purchase of property, plant and equipment	(14)	(78)	(136)

The Company has historically incurred significant losses (the majority, until 2012, stemming from the direct methanol fuel cell product development and commercialization programs of its former subsidiary, MeOH Power, Inc.) and had a consolidated accumulated deficit of $121.1 million as of June 30, 2017. Management believes that the Company currently has adequate resources to avoid future cost-cutting measures that could adversely affect its business. As of June 30, 2017, we had no debt, $22 thousand in commitments for capital expenditures and approximately $3.4 million of cash available to fund our operations.

Based on business developments, including changes in production levels, staffing requirements and network infrastructure improvements, additional capital equipment may be required in the foreseeable future. We expect to spend approximately $75 thousand on capital equipment and $1.3 million in research and development on MTI Instruments’ products during 2017. We expect to fund any future expenditures and continue funding our operations from our current cash position and our projected 2017 and 2018 cash flows pursuant to management’s plans. We may also seek to supplement our resources by obtaining credit facilities to fund operational working capital and capital expenditure requirements. Any additional financing, if required, may not be available to us on acceptable terms or at all.

While it cannot be assured, management believes that, due in part to our current working capital level, recent realignment in sales and operations and stabilized spending, the Company will have adequate resources to fund operations and capital expenditures for the year ending December 31, 2017 and through the end of the third quarter of 2018. However, if our revenue estimates are off either in timing or amount, the Company may need to implement additional steps to ensure liquidity including, but not limited to, the deferral of planned capital spending and/or delaying existing or pending product development initiatives. Such steps, if required, could potentially have a material and adverse effect on our business, results of operations and financial condition.

Debt

We had no credit facilities available or debt outstanding at either June 30, 2017 or June 30, 2016.

Backlog, Inventory and Accounts Receivable

At June 30, 2017, our order backlog was $575 thousand compared to $349 thousand at December 31, 2016. The increase in backlog from December 2016 was due to an order for capacitance systems that, per the customer’s request, will not be delivered until the third quarter of this year.

Our inventory turnover ratios and average accounts receivable days outstanding for the trailing 12 month periods and their changes at June 30, 2017 and 2016 are as follows:

	2017	2016	Change
Inventory turnover	2.8	1.9	0.9
Average accounts receivable days outstanding	40	46	(6)

The current twelve-month inventory turns have improved due to a 23% decline in average inventory balances corresponding to write-offs for excess inventory in late 2016 and recently improved procurement management.

The average accounts receivable days’ outstanding decreased six days during the last 12 months due to a proportionate increase in U.S. government sales, which tend to pay within 30 days, which is significantly shorter than the payment cycle for commercial customers.

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

Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained in this Form 10-Q that are not statements of historical fact may be forward-looking statements. When we use the words “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” “should,” “could,” “may,” “will” and similar words or phrases, we are identifying forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding:

  management’s belief that it will have adequate resources to fund the Company’s operations and capital expenditures for the year ending December 31, 2017 and through the end of the third quarter of 2018;

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of MTI’s disclosure controls and procedures as of June 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
10.1+

Executive Employment Agreement, dated May 5, 2017, by and between Mechanical Technology, Incorporated and Frederick Jones (Incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K Report filed May 5, 2017).

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

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text and including detailed tags: (i) Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2017 and 2016; and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mechanical Technology, Incorporated
Date: August 3, 2017	By:	/s/ Frederick W. Jones
Frederick W. Jones Chief Executive Officer and Chief Financial Officer