Form 10-Q
period 2017-09-30
MECHANICAL TECHNOLOGY INC
filed 2017-11-02
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

 ______________

FORM 10-Q

______________

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ to _______________________

Commission File Number: 000-06890

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

The number of shares of common stock, par value of $0.01 per share, outstanding as of October 26, 2017 was 9,149,518.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mechanical Technology, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

As of September 30, 2017 (Unaudited) and December 31, 2016

(Dollars in thousands, except per share)	September 30,	December 31,
	2017	2016
Assets
Current Assets:
Cash	$3,360	$3,381
Accounts receivable	1,397	881
Inventories	658	676
Prepaid expenses and other current assets	68	82
Total Current Assets	5,483	5,020
Property, plant and equipment, net	154	160
Total Assets	$5,637	$5,180

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$242	$124
Accrued liabilities	889	906
Total Current Liabilities	1,131	1,030

Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 75,000,000; 10,162,511 issued in 2017 and 10,026,136 issued in 2016	102	100
Additional paid-in capital	138,905	138,794
Accumulated deficit	(120,737)	(120,980)
Common stock in treasury, at cost, 1,015,493 shares	(13,764)	(13,764)
Total Stockholders’ Equity	4,506	4,150
Total Liabilities and Stockholders’ Equity	$5,637	$5,180

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mechanical Technology, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Nine Months Ended September 30, 2017 and 2016

(Dollars in thousands, except per share)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Product revenue	$1,857	$2,232	$5,047	$5,265
Operating costs and expenses:
Cost of product revenue	563	774	1,604	2,018
Research and product development expenses	277	298	887	942
Selling, general and administrative expenses	674	829	2,309	2,445
Operating income (loss)	343	331	247	(140)
Other income (expense), net	1	(1)	(4)	(7)
Income (loss) before income taxes	344	330	243	(147)
Income tax expense	—	(1)	—	(1)
Net income (loss)	$344	$329	$243	$(148)

Income (loss) per share attributable to MTI (Basic)	$.04	$.06	$.03	$(.03)
Income (loss) per share attributable to MTI (Diluted)	$.04	$.06	$.03	$(.03)

Weighted average shares outstanding (Basic)	9,146,216	5,248,482	9,103,276	5,250,082
Weighted average shares outstanding (Diluted)	9,429,402	5,458,871	9,424,982	5,250,082

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Changes in Equity

For the Year Ended December 31, 2016

and the Nine Months Ended September 30, 2017 (Unaudited)

(Dollars in thousands, except per share)	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity (Deficit)

January 1, 2016	6,263,975	$63	$135,839	$(120,621)	1,005,092	$(13,754)	$1,527

Net loss	-	-	-	(359)	-	-	(359)

Stock based compensation	-	-	449	-	-	-	449

Issuance of shares – stock purchase	3,750,000	37	2,700	-	-	-	2,737

Costs of stock purchase	-	-	(201)	-	-	-	(201)

Issuance of shares – option exercises	12,161	-	7	-	-	-	7

Purchase of common stock for treasury	-	-	-	-	10,401	(10)	(10)

December 31, 2016	10,026,136	$100	$138,794	$(120,980)	1,015,493	$(13,764)	$4,150

Net income	-	-	-	243	-	-	243

Stock based compensation	-	-	37	-	-	-	37

Costs of stock purchase	-	-	(25)	-	-	-	(25)

Issuance of shares – option exercises	136,375	2	99	-	-	-	101

September 30, 2017	10,162,511	$102	$138,905	$(120,737)	1,015,493	$(13,764)	$4,506

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2017 and 2016

(Dollars in thousands)	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net income (loss)	$243	$(148)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	60	64
Loss on disposal of equipment	—	6
Bad debt recovery	—	(21)
Stock based compensation	37	131
Provision for excess and obsolete inventories	(50)	244
Changes in operating assets and liabilities:
Accounts receivable	(516)	257
Inventories	68	(130)
Prepaid expenses and other current assets	14	9
Accounts payable	118	(47)
Accrued liabilities	(17)	182
Net cash (used in) provided by operating activities	(43)	547
Investing Activities
Purchases of equipment	(54)	(113)
Net cash used in investing activities	(54)	(113)
Financing Activities
Costs of stock purchase	(25)	—
Purchases of common stock for treasury	—	(10)
Proceeds from stock option exercises	101	—
Net cash provided by (used in) financing activities	76	(10)
(Decrease) increase in cash	(21)	424
Cash – beginning of period	3,381	462
Cash – end of period	$3,360	$886

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

Liquidity

The Company has historically incurred significant losses primarily due to its past efforts to fund direct methanol fuel cell product development and commercialization programs, and had an accumulated deficit of approximately $120.7 million as of September 30, 2017. As of September 30, 2017, we had working capital of approximately $4.4 million, no debt, $9 thousand in commitments for capital expenditures and approximately $3.4 million of cash available to fund our operations.

Based on the Company’s projected cash requirements for operations and capital expenditures, its available cash of approximately $3.4 million and our projected 2017 and 2018 cash flows pursuant to management’s plans, management believes it will have adequate resources to fund operations and capital expenditures for the remainder of 2017 and the year ending December 31, 2018. If cash generated from operations is insufficient to satisfy the Company’s operational working capital and capital expenditure requirements, the Company may be required to obtain credit facilities, if available, to fund these initiatives. The Company has no other formal commitments for funding its future needs at this time and any additional financing during the remainder of 2017 and through the year ended December 31, 2018, if required, may not be available to us on acceptable terms or at all.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2016 has been derived from the Company’s audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2017 and September 30, 2016.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, MTI Instruments. All intercompany balances and transactions are eliminated in consolidation.

3.             Accounts Receivable

Accounts receivables consist of the following at:

(Dollars in thousands)	September 30, 2017	December 31, 2016

U.S. and State Government	$46	$103
Commercial	1,351	778
Allowance for doubtful accounts	—	—
Total	$1,397	$881

For the nine months ended September 30, 2017 and 2016, the largest commercial customer represented 9.5% and 9.7%, respectively, and the largest governmental agency represented 20.8% and 16.2%, respectively, of the Company’s product revenue. As of September 30, 2017 and December 31, 2016, the largest commercial receivable represented 20.5% and 23.0%, respectively, and the largest governmental receivable represented 3.3% and 11.6%, respectively, of the Company’s accounts receivable.

4.             Inventories

Inventories consist of the following at:

(Dollars in thousands)	September 30, 2017	December 31, 2016

Finished goods	$208	$244
Work in process	157	143
Raw materials	293	289
Total	$658	$676

5.             Property, Plant and Equipment

Property, plant and equipment consist of the following at:

(Dollars in thousands)	September 30, 2017	December 31, 2016

Leasehold improvements	$39	$39
Computers and related software	986	1,068
Machinery and equipment	900	892
Office furniture and fixtures	34	25
	1,959	2,024
Less: Accumulated depreciation	1,805	1,864
	$154	$160

Depreciation expense was $60 thousand and $85 thousand for the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively.

6.             Income Taxes

We have adopted the provisions of accounting standard update (ASU) 2016-09 as of the beginning of the current fiscal year, which requires recognition through opening retained earnings of any pre-adoption date net operating loss (NOL) carryforwards from nonqualified stock options for excess tax benefits that were not previously recognized because the related tax deduction had not reduced taxes payable and other employee share-based payments, as well as recognition of all income tax effects from share-based payments arising on or after January 1, 2017 (our adoption date) in income tax expense. As a result, we recognized through opening retained earnings $1.3 million of pre-adoption date NOL carryforwards with remaining carryforward periods of more than 10 years (the corresponding deferred tax asset is $457 thousand). We recorded a full valuation allowance for this deferred tax asset. In addition, we realized windfall tax benefits of less than $1 thousand during the three months ended September 30, 2017, shortfall tax expense of $19 thousand during the three months ended June 30, 2017 and windfall tax benefits of $2 thousand during the three months ended March 31, 2017, which we recognized as discrete period income benefits and tax, accordingly, as required by the ASU.

During the three and nine months ended September 30, 2017, the Company’s effective income tax rate was 0%. The projected annual effective tax rate is less than the Federal statutory rate of 34%, primarily due to the change in the valuation allowance, as well as changes to estimated taxable income for 2017 and permanent differences. For the three and nine months ended September 30, 2016, the Company’s effective income tax rate was 0%. There was no income tax expense for the three and nine months ended September 30, 2017. Income tax expense was $1 thousand for the three and nine months ended September 30, 2016 and related to the payment of prior and current year state tax expenses.

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

The Company believes that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate, because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. The Company based the estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. The Company has recorded a full valuation allowance at September 30, 2017 and December 31, 2016 for its deferred tax assets. The valuation allowance was $19.0 million at September 30, 2017 and $18.6 million at December 31, 2016. We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowance on a quarterly basis.

7.             Stockholders’ Equity

Common Stock

The Company has one class of common stock, par value $.01.  Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders.  As of September 30, 2017 and December 31, 2016, there were 9,147,018 and 9,010,643 shares of common stock, respectively, issued and outstanding.

Reservation of Shares

The Company had reserved common shares for future issuance as follows as of September 30, 2017:

Stock options outstanding	984,303
Common stock available for future equity awards or issuance of options	67,161
Number of common shares reserved	1,051,464

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

Not included in the computation of earnings per share, assuming dilution, for the nine months ended September 30, 2017, were options to purchase 271,589 shares of the Company’s common stock. Not included in the computation of earnings per share, assuming dilution, for the three months ended September 30, 2017, were options to purchase 273,589 shares of the Company’s common stock. These potentially dilutive items were excluded even though the average market price of the common stock exceeded the exercise prices for a portion of the options because the calculation of incremental shares resulted in an anti-dilutive effect.

Not included in the computation of earnings per share, assuming dilution, for the nine months ended September 30, 2016, were options to purchase 1,175,500 shares of the Company’s common stock. These potentially dilutive items were excluded because the Company incurred a loss during the period and their inclusion would be anti-dilutive. Not included in the computation of earnings per share, assuming dilution, for the three months ended September 30, 2016, were options to purchase 669,500 shares of the Company’s common stock. These potentially dilutive items were excluded even though the average market price of the common stock exceeded the exercise prices for a portion of the options because the calculation of incremental shares resulted in an anti-dilutive effect.

8.             Commitments and Contingencies

Commitments:

Leases

The Company and its subsidiary lease certain manufacturing, laboratory and office facilities. The lease provides for the Company to pay its allocated share of insurance, taxes, maintenance and other costs of the leased property.

Future minimum rental payments required under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of September 30, 2017 are: $57 thousand remaining in 2017; $227 thousand in 2018; $212 thousand in 2019 and $3 thousand in 2020.

Warranties

Product warranty liabilities are included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets.  Below is a reconciliation of changes in product warranty liabilities:

(Dollars in thousands)	Nine Months Ended September 30,
	2017	2016
Balance, January 1	$14	$16
Accruals for warranties issued	13	13
Settlements made (in cash or in kind)	(11)	(6)
Balance, end of period	$16	$23

Employment Agreement

On May 5, 2017, the Company entered into an employment agreement with one employee. The agreement provides for an initial term ending December 31, 2018, and, unless either party provides written notice that the agreement will not be renewed, is renewed for an additional year on December 31, 2018 and each subsequent December 31; such non-renewal may be for any or for no stated reason. The agreement provides for certain payments upon termination of employment under certain circumstances. As of September 30, 2017, the Company’s potential minimum obligation to this employee was approximately $198 thousand.

Separation Agreement

Our former President and Chief Executive Officer Kevin G. Lynch, who resigned from these positions on January 18, 2017,  was not entitled to any post-termination payments or benefits under the terms of his employment arrangement. However, the Company entered into a separation agreement with Mr. Lynch, as of February 1, 2017, that entitles him to be paid the compensation he was receiving at his termination ($11,488.47 bi-weekly) from his January 18, 2017 termination date through June 30, 2017, as well as reimbursement for COBRA medical insurance coverage through December 31, 2017.  Under the terms of this separation agreement, as of September 30, 2017, Mr. Lynch is entitled to remaining payments aggregating $3 thousand, assuming he complies with the terms of the separation agreement. The separation agreement also includes confidentiality provisions and Mr. Lynch’s release of any claims against the Company and agreement not to bring suit against the Company and its affiliates.

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

10.          Related Party Transactions

MeOH Power, Inc.

The Company records its investment in MeOH Power, Inc. using the equity method of accounting. The fair value of the Company’s interest in MeOH Power, Inc. has been determined to be $0 as of September 30, 2017 and December 31, 2016, based on MeOH Power, Inc.’s net position and expected cash flows. As of September 30, 2017, the Company retained its ownership of approximately 47.5% of MeOH Power, Inc.’s outstanding common stock, or 75,049,937 shares. The number of shares of MeOH Power, Inc.’s common stock authorized for issuance is 240,000,000 as of September 30, 2017. The Company previously held warrants to purchase 31,904,136 shares of common stock of MeOH Power, Inc., which expired in December 2016.

On December 18, 2013, MeOH Power, Inc. and the Company executed a Senior Demand Promissory Note (the Note) in the amount of $380 thousand to secure the intercompany amounts due to the Company from MeOH Power, Inc. upon the deconsolidation of MeOH Power, Inc. Interest accrues on the Note at the Prime Rate in effect on the first business day of the month, as published in the Wall Street Journal. At the Company’s option, all or part of the principal and interest due on this Note may be converted to shares of common stock of MeOH Power, Inc. at a rate of $0.07 per share. Interest began accruing on January 1, 2014. The Company recorded a full allowance against the Note. As of September 30, 2017 and December 31, 2016, $283 thousand and $275 thousand, respectively, of principal and interest are available to convert into shares of common stock of MeOH Power, Inc. Any adjustments to the allowance are recorded as miscellaneous expense during the period incurred.

Legal Services

During the three and nine months ended September 30, 2017, the Company incurred $0 and $9 thousand, respectively, to Couch White, LLP for legal services associated with contract review. During the three and nine months ended September 30, 2016, the Company paid $9 thousand to Couch White, LLP for legal services associated with contract review. A partner at Couch White, LLP is an immediate family member of one of our Directors.

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

In May 2014, the FASB issued ASU 2014-09 (Revenue from Contracts with Customers (Topic 606)) and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016 and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively (ASU 2014-09, ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively, and collectively, Topic 606) to clarify the principles for recognizing revenue and to develop a common revenue standard for GAAP and International Financial Reporting Standards. Topic 606 supersedes nearly all existing revenue recognition guidance under GAAP. Topic 606 is principles-based and provides a five-step model to determine when and how revenue is recognized. It is possible more judgment and estimates may be required within the revenue recognition process than are required under existing GAAP. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: Step 1: Identify the contract(s) with a customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4: Allocate the transaction price to the performance obligations in the contract. Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Topic 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This standard, as amended, will be effective for the Company for annual and interim reporting periods beginning after December 15, 2017. This standard may be applied retrospectively to each prior period presented or retrospectively with the cumulative effect recognized as of the date of initial application. Early adoption is permitted, but no earlier than calendar 2017. This standard could impact the timing and amounts of revenue recognized. The Company is currently evaluating the impact of this standard on its consolidated financial statements. The Company has not yet selected a transition method and in preparation for our adoption of the new standard in our 2018 fiscal year, we are obtaining representative samples of contracts and other forms of agreements with our customers in the U.S. and international locations and are evaluating the provisions contained therein in light of the five-step model specified by this standard. While we do not believe there will be a material impact to our revenues upon adoption, we do expect some level of changes to our current footnote disclosures; we are continuing to evaluate the impact to our revenues and our preliminary assessments are subject to change. We are also continuing to evaluate the provisions of Topic 606 related to costs for obtaining customer contracts.

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

Consolidated Results of Operations

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2017 Compared to the Three and Nine Months Ended September 30, 2016.

The following table summarizes changes in the various components of our net income during the three months ended September 30, 2017 compared to the three months ended September 30, 2016.

(Dollars in thousands)	Three Months Ended September 30, 2017	Three Months Ended September 30, 2016	$ Change	% Change

Product revenue	$1,857	$2,232	$(375)	(16.8)%
Operating costs and expenses:
Cost of product revenue	$563	$774	$(211)	(27.3)%
Research and product development expenses	$277	$298	$(21)	(7.0)%
Selling, general and administrative expenses	$674	$829	$(155)	(18.7)%
Operating income	$343	$331	$12	3.6%
Other income (expense), net	$1	$(1)	$2	200.0%
Income tax expense	$—	$(1)	$1	100.0%
Net income	$344	$329	$15	4.6%

The following table summarizes changes in the various components of our net income during the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

(Dollars in thousands)	Nine Months Ended September 30, 2017	Nine Months Ended September 30, 2016	$ Change	% Change

Product revenue	$5,047	$5,265	$(218)	(4.1)%
Operating costs and expenses:
Cost of product revenue	$1,604	$2,018	$(414)	(20.5)%
Research and product development expenses	$887	$942	$(55)	(5.8)%
Selling, general and administrative expenses	$2,309	$2,445	$(136)	(5.6)%
Operating income (loss)	$247	$(140)	$387	276.4%
Other expense, net	$(4)	$(7)	$3	42.9%
Income tax expense	$—	$(1)	$1	100.0%
Net income (loss)	$243	$(148)	$391	264.2%

Product Revenue: Product revenue consists of revenue recognized from the MTI Instruments’ product lines.

Product revenue for the three months ended September 30, 2017 decreased by $375 thousand, or 16.8%, to $1.9 million from $2.2 million during the three months ended September 30, 2016. Product revenue for the nine months ended September 30, 2017 decreased by $218 thousand, or 4.1%, to $5.0 million from $5.3 million during the nine months ended September 30, 2016. The quarterly revenue decrease was driven primarily by activity under the U.S. Air Force contract for engine vibration analysis systems, accessories and maintenance, which we entered into on July 1, 2016. Upon execution of this contract in the third quarter of 2016, numerous U.S. Air Force systems that had been overdue for repair were finally sent in and repaired during the three months ended September 30, 2016. This concentrated activity last year drove the current decline in quarterly revenue. However, this decrease was partially offset by increased capacitance sales to our two largest commercial customers in Asia and Europe during the third quarter of 2017. The year-to-date decrease in revenue is attributable to fewer engine vibration analysis system sales to commercial customers partially offset by increased capacitance sales to our two largest commercial customers in Asia and Europe.

For the three months ended September 30, 2017, the largest commercial customer was an Asian electronics manufacturer, which accounted for 15.7% of the third quarter 2017 revenue. During the three months ended September 30, 2016, our largest commercial customer was a U.S. turbine engine tooling manufacturer, which accounted for 8.0% of the third quarter 2016 revenue. The U.S. Air Force was the largest government customer for the three months ended September 30, 2017 and September 30, 2016, accounting for 9.3% and 36.4%, respectively, of revenue.

For the nine months ended September 30, 2017, the largest commercial customer was a U.S.-based, Fortune 100 company that manufactures turbine engine tooling equipment in Europe. This customer accounted for 9.5% of the 2017 revenue to date. In 2016, our largest commercial customer was an Asian distributor, which accounted for 9.7% of revenue during the first nine months of 2016. The U.S. Air Force was the largest government customer for the nine months ended September 30, 2017 and September 30, 2016, accounting for 20.8% and 16.2%, respectively, of revenue.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands)		Revenues for the Three Months Ended September 30,		Revenues for the Nine Months Ended September 30,		Contract Revenues to Date September 30,	Total Contract Orders Received to Date September 30,
Contract (1)	Expiration	2017	2016	2017	2016	2017	2017

$9.35 million U.S. Air Force Systems, Accessories and Maintenance	06/30/2021 (2)	$169	$804	$874	$804	$1,967	$1,974

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

Cost of product revenue for the three months ended September 30, 2017 decreased by $211 thousand, or 27.3%, to $563 thousand from $774 thousand for the three months ended September 30, 2016. Gross profit, as a percentage of product revenue, increased to 69.7% during the third quarter of 2017 compared to 65.3% for the third quarter of 2016. Cost of product revenue for the nine months ended September 30, 2017 decreased by $414 thousand, or 20.5%, to $1.6 million from $2.0 million for the nine months ended September 30, 2016. Gross profit, as a percentage of product revenue, increased to 68.2% during the nine months ended September 30, 2017 compared to 61.7% during the nine months ended September 30, 2016.

The improvement in gross profit during the 2017 periods was attributable to lower material costs, a change in the product mix, and reduced charges for excess inventory stemming from improved procurement management. The decrease in the cost of product revenue during the 2017 periods was attributable to the lower material costs and the reduced excess inventory charges that was partly responsible for the improvements in the profit margin.

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

Research and product development expenses decreased $21 thousand and $55 thousand, respectively, during the three and nine months ended September 30, 2017 compared to the comparable 2016 periods due to decreased material spending on current development projects and reduced staffing.

Selling, General and Administrative Expenses: Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the three months ended September 30, 2017 decreased by $155 thousand, or 18.7%, to $674 thousand from $829 thousand for the three months ended September 30, 2016. Selling, general and administrative expenses for the nine months ended September 30, 2017 decreased by $136 thousand, or 5.6%, to $2.3 million from $2.4 million for the nine months ended September 30, 2016. These decreases were a result of staff reductions in the sales and administrative departments.

Operating Income (Loss): Operating income was $343 thousand for the three months ended September 30, 2017 compared to $331 thousand for the three months ended September 30, 2016. This improvement was a result of the factors noted above, that is, the improvement in the profit margin, combined with decreased research and development and selling, general and administrative expenses.

Operating income was $247 thousand for the nine months ended September 30, 2017 compared to an operating loss of $140 thousand for the nine months ended September 30, 2016. This improvement was a result of the factors noted above, that is, the improvement in the profit margin, combined with decreased research and development expenses and partially offset by $205 thousand of non-recurring severance costs associated with the departure of the prior CEO and another employee.

Other Income (Expense): Other income was $1 thousand for the three months ended September 30, 2017 compared to other expense of $1 thousand for the three months ended September 30, 2016. Other expense was $4 thousand for the nine months ended September 30, 2017 and primarily related to miscellaneous bank fees. Other expense was $7 thousand for the nine months ended September 30, 2016, which was primarily related to a $6 thousand loss recorded on the disposal of equipment in the first quarter of 2016.

Net Income (Loss): Net income was $344 thousand for the three months ended September 30, 2017 compared to $329 thousand for the three months ended September 30, 2016. Net income was $243 thousand for the nine months ended September 30, 2017 compared to net loss of $148 thousand for the nine months ended September 30, 2016. The improvement in net income during the 2017 periods was primarily attributable to the improvements in gross margins, as well as the decreased research and development and selling, general and administrative expenses, as discussed above.

Management’s Plan, Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Nine Months Ended or As of	Nine Months Ended or As of	Year Ended or As of
	September 30,	September 30,	December 31,
	2017	2016	2016
Cash	$3,360	$886	$3,381
Working capital	4,352	1,342	3,990
Net income (loss)	243	(148)	(359)
Net cash (used in) provided by operating activities	(43)	547	522
Purchase of property, plant and equipment	(54)	(113)	(136)

The Company has historically incurred significant losses (the majority, until 2012, stemming from the direct methanol fuel cell product development and commercialization programs of its former subsidiary, MeOH Power, Inc.) and had a consolidated accumulated deficit of $120.7 million as of September 30, 2017. Management believes that the Company currently has adequate resources to avoid future cost-cutting measures that could adversely affect its business. As of September 30, 2017, we had no debt, $9 thousand in commitments for capital expenditures and approximately $3.4 million of cash available to fund our operations.

Based on business developments, including changes in production levels, staffing requirements and network infrastructure improvements, additional capital equipment may be required in the foreseeable future. We expect to spend approximately $75 thousand on capital equipment and $1.2 million in research and development on MTI Instruments’ products during 2017. We expect to fund any future expenditures and continue funding our operations from our current cash position and our projected 2017 and 2018 cash flows pursuant to management’s plans. We may also seek to supplement our resources by obtaining credit facilities to fund operational working capital and capital expenditure requirements. Any additional financing, if required, may not be available to us on acceptable terms or at all.

While it cannot be assured, management believes that, due in part to our current working capital level, recent realignment in sales and operations and stabilized spending, the Company will have adequate resources to fund operations and capital expenditures for the remainder of 2017 and through the year ended December 31, 2018. However, if our revenue estimates are off either in timing or amount, the Company may need to implement additional steps to ensure liquidity including, but not limited to, the deferral of planned capital spending and/or delaying existing or pending product development initiatives. Such steps, if required, could potentially have a material and adverse effect on our business, results of operations and financial condition.

Debt

We had no credit facilities available or debt outstanding at either September 30, 2017 or September 30, 2016.

Backlog, Inventory and Accounts Receivable

At September 30, 2017, our order backlog was $846 thousand compared to $349 thousand at December 31, 2016. The increase in backlog from December 2016 was due to orders for capacitance systems and new balancing systems that, per the customers’ requests, will not be delivered until a later date in 2017/2018.

Our inventory turnover ratios and average accounts receivable days outstanding for the trailing 12 month periods and their changes at September 30, 2017 and 2016 are as follows:

	2017	2016	Change
Inventory turnover	3.0	2.1	0.9
Average accounts receivable days outstanding	45	40	5

The current twelve-month inventory turns have improved due to a 34% decline in average inventory balances corresponding to write-offs for excess inventory in late 2016 and recently improved procurement management.

The average accounts receivable days’ outstanding increased five days during the last 12 months due to a proportionate increase in sales to our two largest commercial customers, who pay later than the U.S. government.

Off-Balance Sheet Arrangements

We have no off balance sheet arrangements.

Critical Accounting Policies and Significant Judgments and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 2, Accounting Policies, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2016 includes a summary of our most significant accounting policies. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, income taxes and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Periodically, our management reviews our critical accounting estimates with the Audit Committee of our Board of Directors.

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

   management’s belief that it will have adequate resources to fund the Company’s operations and capital expenditures   for the remainder of 2017 and the year ending December 31, 2018;

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of MTI’s disclosure controls and procedures as of September 30, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text and including detailed tags: (i) Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016; (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2017 and 2016; (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2017 and 2016; and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mechanical Technology, Incorporated
Date: November 2, 2017	By:	/s/ Frederick W. Jones
Frederick W. Jones Chief Executive Officer and Chief Financial Officer