Form 10-K
period 2017-12-31
MECHANICAL TECHNOLOGY INC
filed 2018-03-29
CIK 64463

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM _____TO _____

Mechanical Technology, Incorporated

 (Exact name of registrant as specified in its charter)

__________________

New York	000-06890	14-1462255
State or other jurisdiction	(Commission File Number)	(IRS Employer
of incorporation or organization		Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes☒ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2017 (based on the last sale price of $1.10 per share for such stock reported on the over-the-counter market for that date) was $4,724,668.

As of March 23, 2018, the Registrant had 9,369,177 shares of common stock outstanding.

Documents incorporated by reference: Portions of the registrant’s Proxy Statement for its 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1: Business

Unless the context requires otherwise in this Annual Report on Form 10-K, the terms “MTI,” the “Company,” “we,” “us,” and “our” refer to Mechanical Technology, Incorporated and “MTI Instruments” refers to MTI Instruments, Inc. Other trademarks, trade names, and service marks used in this Annual Report on Form 10-K are the property of their respective owners.

Mechanical Technology, Incorporated, a New York corporation, was incorporated in 1961. The Company’s core business is conducted through MTI Instruments, Inc., a wholly-owned subsidiary incorporated in New York on March 8, 2000. The Company’s operations are headquartered in Albany, New York where it designs, manufactures, and markets its products globally.

The Company also owns a 47.5% interest, which as of December 31, 2017 has a fair value of $0, in MeOH Power, Inc. (formerly MTI MicroFuel Cells, Inc.), which the Company operated as a subsidiary until December 31, 2013, at which time the majority interest was transferred to one of our directors. We do not expect our current interest in MeOH Power, Inc. to have a material impact on our results of operations or financial condition going forward.

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

These market drivers are also providing opportunity and demand for MTI to enhance current and develop new products and technologies. This has become a central theme in our supporting a larger, more complex customer base. Our efforts to become more capable and competitive in operations and quality are being met by our well defined approach to lean manufacturing principles and the achievement of International Organization for Standardization (ISO) ISO 9001:2015 certification in 2017.

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

Product Development

MTI Instruments continuously conducts research to develop new and advance existing technologies in support of its business strategy. Along with innovation as a key hallmark to our efforts, we carefully consider a number of factors including customer needs, product or technology uniqueness, market trends, costs, the competitive landscape, and creative marketing and communications plans in developing our products. We take a customer-centered approach in order to find new ways to solve customer needs, engage with customers directly, and create a loyal customer base while offering a more compelling value proposition.

In 2017, we launched two different series of The Protrak™ 2D/3D, which is part of the Microtrak PRO-2D product line; the G series Protrak™ 2D/3D has a speed of up to 4000 hertz (Hz) or a capture rate of 3.6 million measurement points per second and resolutions as low as 3.3 microns. The HD series Protrak™ 2D/3D can achieve high speeds of up to 6000Hz and even better resolution - as low as 2.5 microns. Both products come in a variety of different measurement ranges and are offered with either red or blue visible laser light. The blue laser light is particularly useful with translucent materials including liquid crystal displays, quartz and glass.

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

Also during 2016, we enhanced the PBS 4100+ to accommodate the latest generation of fuel-efficient aircraft engines.

With investments in research and product development, we seek to achieve a competitive position by continuously advancing our technology, producing new state-of-the-art precision measurement equipment, expanding our worldwide distribution, and providing a high level customer support based on our in-depth understanding and knowledge of our customers’ businesses and needs. Management believes that MTI Instruments’ success depends to a large extent on identifying market requirements, innovation, and utilizing our technological expertise to develop and implement new products.

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

In April 2017, the Company received ISO certification 9001:2015. The certification was authorized by TÜVRheinland®, an independent agency. To obtain this certification, we underwent a rigorous five step process including preparation, documentation, implementation, internal audit, and final certification. The ISO 9001:2015 certification confirms our commitment to an effective management system and continuous improvement, a practice management believes is important for continuous growth.

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

Significant Customers

MTI Instruments’ largest customer is the U.S. Air Force. We also have strong relationships with companies in the electronics, aircraft, aerospace, automotive, semiconductor and research industries. The U.S. Air Force accounted for 20.1% and 18.1%, respectively, of total product revenues during 2017 and 2016. The largest commercial customer in 2017 was a manufacturer of semiconductor equipment in Asia, which accounted for 10.0% of total product revenue during 2017. The largest commercial customer in 2016 was an Asian distributor, which accounted for 8.1% of total product revenue during 2016.

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

In the R&D market, we compete with companies involved in material testing, including Gatan, Deben, and E+H Metrology GmbH.  Competitors in precision linear displacement include Keyence, Micro Epsilon, Schmitt Industries, Capacitec, Microsense and Lion Precision Instruments.

The primary competitive considerations in MTI Instruments’ markets are product quality, performance, price, timely delivery, responsiveness and the ability to identify, pursue and obtain new customers. MTI Instruments believes that its employees, product development skills, sales and marketing systems and reputation are competitive advantages.

Research and Development

MTI Instruments conducts research and develops technology to support its existing products and develop new products. MTI incurred research and development costs of approximately $1.1 million and $1.2 million for the years ended December 31, 2017 and 2016, respectively. We expect to continue to invest in research and development in the future at MTI Instruments as part of our growth strategy.

Employees

As of December 31, 2017, we had 27 employees including 23 full-time employees.

Recent Developments

On March 19, 2018, the Company filed a Form 15 with the Securities and Exchange Commission (“SEC”) terminating the registration of its common stock, par value $0.01 per share, thereby suspending its obligations to file periodic and current reports and other filings with the SEC, including annual reports on Form 10-K and quarterly reports on Form 10-Q for years beginning after December 31, 2017. We expect the deregistration of our common stock to result in significant cost savings to MTI in the near term from the elimination of complying with SEC reporting requirements. Also, the deregistration of the common stock will allow the Company to avoid the substantial additional costs associated with the compliance and auditing requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and to focus its resources on increasing long-term growth. Although we will not be required to do so, following deregistration we plan to continue to provide stockholders with annual audited financial statements and quarterly unaudited financial statements through the OTC Markets Group (“OTC Markets”) website.

Item 1A: Risk Factors

Factors Affecting Future Results

This Annual Report on Form 10-K contains forward-looking statements that involve risks and uncertainties within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Any statements contained, or incorporated by reference, in this Annual Report on Form 10-K that are not statements of historical fact may be forward-looking statements. When we use the words “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” “should,” “could,” “may,” “will” and similar words or phrases, we are identifying forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding:

  anticipated growth, including in revenues and cash flows;
  statements with respect to management’s strategy and planned initiatives;
  management’s belief that it will have adequate resources to fund the Company’s operations and capital expenditures for the year ending December 31, 2018 and through at least the end of the first quarter of 2019;
  the expected impact of recent and pending accounting standards or updates;
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

If we are unsuccessful at addressing our business challenges, we may not be able to maintain profitability, our business and results of operations and financial condition may be adversely affected and our ability to invest in and grow our business could be limited.

We have incurred significant operating and net losses since our inception. Although we had net income of $582 thousand during the year ended December 31, 2017, we incurred a net loss for the three prior fiscal years and had an accumulated deficit of $120.4 million at December 31, 2017. In order to consistently maintain profitability and improve liquidity, we must successfully achieve all or some combination of the following initiatives: increasing sales, developing new products, controlling operating expenses, managing our cash flows, successfully obtaining new credit facilities, improving operational efficiencies and estimating and projecting accurately our liquidity and capital resources. In “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Management’s Plan, Liquidity and Capital Resources” in this Annual Report on Form 10-K, we have made estimates regarding our cash flow and results of operations for the year ending December 31, 2018 and through the end of the first quarter of 2019. If our cash flow or results of operations are less favorable than we have estimated, we may not be able to make all of our planned operating or capital expenditures or fully execute all of our other plans. Our financial success depends in part on management’s ability to execute our growth strategy. We expect that we will depend primarily on cash generated by our operations for funds to pay our expenses and any other indebtedness we may incur. Our ability to make these payments depends on our future performance, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our business may not generate sufficient cash flows from operations in the future and our currently anticipated growth in revenues and cash flows may not be realized, either or both of which could result in our being unable to repay indebtedness or to fund other liquidity needs. If we do not have enough money, we may be required to sell assets or borrow money, in each case on terms that may not be acceptable to us. In addition, the terms of any future debt agreements, including new lines of credit, may restrict us from adopting any of these alternatives. Further, any significant levels of indebtedness in the future could place us at a competitive disadvantage compared to our competitors that may have access to additional resources or proportionately less debt and could make us more vulnerable to economic downturns and adverse developments in our business. Any future loss incurred by the Company could have a material adverse effect on our business and our ability to generate the cash needed to operate our business. Although we generated net income in 2017, 2014, 2013 and 2011, we incurred a net loss during each of 2016, 2015 and 2012 and prior to 2011 we had incurred net losses since 1998, and we may not be able to sustain consistent profitability in the future. If we do achieve consistent profitability in the future, the level of any profitability cannot be predicted and may vary significantly from quarter to quarter and from year to year. Failure to continue to successfully implement these initiatives could prevent us from maintaining profitability and otherwise have a material adverse effect on our business plans, liquidity, results of operations and financial condition and may result in a downsize to the business. Further, even if implemented successfully there is no guarantee that our efforts in this regard would result in sustained and improving profitability.

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
  the potential for a slowdown or cancellation of sales to the military as a result of a potential redeployment of, or cuts in, government funding;
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

Recently enacted tariffs on certain imports to the United States and other potential changes to U.S. tariff and import/export regulations may have a negative effect on global economic conditions and our business, financial results and financial condition.

On March 8, 2018, President Trump implemented new tariffs on imports of steel and aluminum into the United States, although Canada and Mexico are temporarily exempt pending the outcome of certain trade negotiations and there is flexibility for other countries to be exempted at a later date. These tariffs went into effect on March 25, 2018.  Further, there has been ongoing discussions and activities regarding changes to other U.S. trade policies and treaties, including threats by the United States to withdraw from certain treaties and other countries signing new trade agreements without U.S. participation.  These developments may have a material adverse effect on global economic conditions and the stability of global financial markets, and may significantly reduce global trade and, in particular, trade between the impacted nations and the United States. Any of these factors could depress economic activity and restrict our access to suppliers or customers and have a material adverse effect on our business, financial condition and results of operations.

In particular, the new tariffs could have a negative impact on MTI in a number of ways. While any steel and aluminum we use in our products in produced solely in the United States, the new tariffs may provide domestic steel and aluminum producers the flexibility to increase their prices, at least to a level where their products would still be priced below foreign competitors once the tariffs are taken into account. Any price increases, to the extent we did not pass such increases on to our customers, would likely increase our cost of product revenue and, as a result, decrease our gross margins, operating income and net income, which could have a material adverse effect on our financial condition. On the other hand, if we attempt to pass any such increases on to our customers, that may result in lower sales, which would likely decrease our net income and could have a material adverse effect on our financial condition. In addition, in response to the new tariffs, a number of other countries are threatening to impose tariffs on U.S. imports, which, if implemented, could increase the price of our products in these countries and may result in our customers looking to alternative sources for our products.  This would result in decreased sales, which could have a negative impact on our net income and financial condition.

We anticipate possible further changes to current policies by the U.S. government that could affect our business, including potentially through import tariffs on other materials or products and other changes in U.S. trade relations with other countries (e.g., China). Our suppliers source some of their raw materials from foreign countries, so other tariffs imposed by the U.S. government on imports into the United States may increase our cost of product revenue and, as a result, decrease our gross margins, operating income and net income, which could have a material adverse effect on our financial condition. Further, the imposition of such tariffs, and other recent and potential actions of the U.S. government with respect to other countries, may generate negative views of the United States in other countries and make persons in those countries less inclined to purchase products from U.S. companies like us.

The tariffs enacted on March 8 have just recently gone into effect and are subject to a number of uncertainties, including future adjustments and changes in the countries excluded from such tariffs. The ultimate reaction of other countries, and the impact of these tariffs on the United States, the global economy and our business, financial condition and results of operations, cannot be predicted at this time, nor can we predict the impact of any other actions, including U.S. withdrawal from or attempted renegotiation of trade treaties, that may be undertaken by the current administration with respect to global trade.

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

Adverse changes in economic or other market conditions in the United States and globally may have serious implications for the growth and stability of our business and could otherwise adversely affect our business, results of operations and financial condition.

Revenue growth and continued profitability of our business will depend significantly on the overall demand for test and measurement instrumentations in key markets including research and development, automotive, semiconductor and electronics. The U.S. and global economy has been historically cyclical and market conditions continue to be challenging, which has resulted in individuals and companies delaying or reducing expenditures. Since the recession ended almost nine years ago, economic growth has been slow by historic standards and uneven.  Further, the current expansion is already the third longest in U.S. history, and many economists believe that the risk of a recession in the medium-term (2019-2020) is increasing. Softening demand in our target markets caused by a return to recessionary conditions or prolonged stagnant or deteriorating economic conditions, economic uncertainties even outside a recession, including concerns about U.S. debt levels and related governmental actions, new and potentially additional future tariffs on imports into the United States, Congress’ inability to pass yearly budgets, and cuts in government spending, as well as technological developments, competitive changes or other factors, may result in decreased demand for our products and/or increased costs and, therefore, lower revenue and earnings. Delays or reductions in spending by our customers and potential customers resulting from these or other factors could have a material adverse effect on demand for our products, and consequently on our business, financial condition, results of operations, prospects, stock price, and ability to continue to operate.

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

  timing to meet regulatory requirements;

  tariffs, duties and other trade barrier restrictions, as discussed further above;

  greater difficulty in collecting accounts receivable;

  the burdens and costs of compliance with a variety of foreign laws;

  potentially reduced protection for intellectual property rights; and

  political or economic instability in certain parts of the world.

If one or more of these risks associated with international sales materialize, it could negatively affect our operating results.

In addition, we transact our business in U.S. dollars and bill and collect our sales in U.S. dollars. In 2017, approximately 40.5% of our revenue was from customers located outside of the United States. It is possible that U.S. policy changes and uncertainty about policy could increase market volatility and currency exchange rate fluctuations. Market volatility and currency exchange rate fluctuations could impact our results of operations and financial condition related to transactions denominated in a foreign currency. A weakening of the dollar could cause our overseas vendors to require renegotiation of either the prices or currency we pay for their goods and services. Similarly, a strengthening of the dollar could cause our products to be more expensive for our international customers, which could impact price and margins and/or cause the demand for our products, and thus our revenue, to decline.

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

Brookstone’s ownership of 40.0% of the outstanding shares of our common stock gives it a controlling interest in the Company.

Brookstone Partners Acquisition, XXIV, LLC (“Brookstone”), owns approximately 40.0% of our outstanding shares of common stock and has designated three directors that sit on our six-member Board of Directors. Accordingly, Brookstone has the ability to exert a significant degree of influence or actual control over our management and affairs and, as a practical matter, will control corporate actions requiring shareholder approval, irrespective of how our other shareholders may vote, including the election of directors, amendments to our certificate of incorporation and bylaws, and the approval of mergers and other significant corporate transactions, including a sale of substantially all of our assets, and Brookstone may vote its shares in a manner that is adverse to the interests of our minority stockholders. For example, Brookstone will be able to prevent a merger or similar transaction, including a transaction in which stockholders will receive a premium for their shares, even if our other shareholders are in favor of such transaction. This concentration of voting control could deprive our investors of an opportunity to receive a premium for their shares of our common stock as part of a sale of the Company. Further, Brookstone’s control position might adversely affect the market price of our common stock to the extent investors perceive disadvantages in owning shares of a company with a controlling shareholder.

Brookstone and its director designees may acquire interests and positions that could present potential conflicts with our and our shareholders’ interests.

Brookstone and its director designees may make investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Brookstone and its director designees may also pursue, for their own accounts, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities might not be available to us. As part of our sale of 3,750,000 shares of our common stock to Brookstone in October 2016 and as required by Brookstone as a condition to purchasing the shares, our Board of Directors renounced, to the extent permitted by New York law, the Company's expectancy with respect to being offered an opportunity to participate in any business opportunity that is discovered by or presented to a director designee (a “Business Opportunity”), whether in such director designee’s capacity as a director of the Company or otherwise. Accordingly, the interests of Brookstone and the designated directors with respect to a Business Opportunity may supersede ours, and Brookstone or its affiliates or the Brookstone-designated directors may be involved with businesses that compete with us and may pursue opportunities for the sole benefit of Brookstone and its affiliates without our involvement, for which we have limited recourse. Such actions on the part of Brookstone or its director designees could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

If our systems are harmed or fail to function properly, we may need to expend significant financial resources to repair or replace systems or to otherwise protect against security breaches or to address problems caused by breaches. If we experience a significant security breach or fail to detect and appropriately respond to a significant security breach, we could be exposed to costly legal actions against us in connection with such incidents, which could result in orders or judgments forcing us to pay damages or fines or to take certain actions with respect to our information systems. Any incidents involving unauthorized access to or improper use of user information, or incidents that are a violation of our online privacy, could harm our brand reputation and diminish our competitive position. Any of these events could have a material and adverse effect on our business, reputation or financial results. Our insurance policies carry coverage limits, which may not be adequate to reimburse us for losses caused by security breaches.

In the future, we may experience an ownership change in the Company that would result in a limitation of tax attributes relating to the use of our net operating losses.

A corporation generally undergoes an “ownership change” when the ownership of its stock, by value, changes by more than 50 percentage points over any three-year testing period. In the event of an ownership change, Section 382 of the Internal Revenue Code of 1986 imposes an annual limitation on the amount of post-ownership change taxable income a corporation may offset with pre-ownership change net operating loss (“NOL”) carryforwards and certain recognized built-in losses.

We estimate that as of December 31, 2017, the Company and MTI Instruments have NOL carryforwards of approximately $52.0 million. Our ability to utilize these NOL carryforwards, including any future NOL carryforwards that may arise, may be limited by Section 382 if we undergo any further “ownership changes” as a result of subsequent changes in the ownership of our outstanding common stock pursuant to the exercise of MTI options outstanding, additional financings obtained, or otherwise.

Our risk management process may not identify all risks that we are subject to and will not eliminate all risk.

Our Enterprise Risk Management (“ERM”) process seeks to identify and address significant risks. Our ERM process uses the most recent integrated risk framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) to assess, manage, and monitor risks. We believe that risk-taking is an inherent aspect of the pursuit of our growth and performance strategy. Our goals are to proactively manage risks in a structured approach in conjunction with strategic planning, with the intent to preserve and enhance shareowner value, and to manage prudently, rather than wholly avoiding, risks. We can mitigate risks and their impact on the Company, however, only to a limited extent, and no ERM process can identify all risks that we may face. Therefore, there may be risks that we are currently unaware of, that may develop in the future or that we currently consider immaterial. Further, our management of risks may prove inadequate. The emergence of risks of which we were unaware or are unable to manage could have a material adverse effect on our business, prospectus, financial condition and results of operations.

Acquisitions may have an adverse effect on our business.

We expect to continue searching for acquisitions as part of our long-term business strategy. Any such acquisitions will involve significant challenges and risks including that the transaction does not advance our business strategy, that we don’t realize a satisfactory return on the investment we make, that we may experience difficulty in the integration of new employees, business systems, and technology, or diversion of management’s attention from our ongoing businesses. If one or more of these risks materialize in connection with any future acquisitions, it could adversely affect our operating results or financial condition.

The deregistration of our shares of our common stock under the Exchange Act and our suspension of our periodic reporting obligations thereunder is likely to decrease the liquidity of our common stock and may result in a decrease in the trading price of our common stock.

As discussed above, on March 19, 2018, we filed a Form 15 with the SEC to deregister our common stock under the Exchange Act, thereby suspending our Exchange Act reporting obligations.  Subsequent to the filing of the Form 15, our common stock was removed from the OTCQB venture stage marketplace of the OTC Markets quotation system and is now quoted on the on the OTC Pink – Current Information tier of the OTC Markets. As a lower-tier market than the OTCQB, trading volumes in our common stock may be lower than they were previously, which can impact the liquidity in our common stock and have an adverse impact on the market price of our common stock.  Further, while we intend to continue to provide stockholders with annual audited financial statements and quarterly unaudited financial statements through the OTC Markets Group website, there can be no guarantee that we will do so, and even if we do stockholders and potential investors will have access to much less information about us than they did when we were required to file reports with the SEC pursuant to the Exchange Act.  The lack of publicly available information about the Company may also have a negative impact on the liquidity and market price of our common stock.

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

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is quoted on the OTC Markets quotation system on the OTC Pink – Current Information tier under the symbol “MKTY”; prior to March 20, 2018, our common stock quoted on the OTC Markets’ OTCQB venture stage marketplace for early stage and developing U.S. and international companies. Investors can find Real-Time quotes and market information for the Company on www.otcmarkets.com.  The following table sets forth the high and low bid information for our common stock as reported on the OTC Market Group quotation system for the periods indicated:

	High	Low
Fiscal Year Ended December 31, 2017
First Quarter	$1.55	$0.93
Second Quarter	1.14	0.81
Third Quarter	1.06	0.90
Fourth Quarter	1.12	1.00

Fiscal Year Ended December 31, 2016
First Quarter	$1.10	$0.70
Second Quarter	0.87	0.61
Third Quarter	1.19	0.45
Fourth Quarter	1.55	0.95

Holders

We have one class of common stock, par value $.01, and are authorized to issue 75,000,000 shares of common stock. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders.  As of December 31, 2017, there were 9,363,482 shares of common stock issued and outstanding. As of March 23, 2018, there were approximately 286 shareholders of record of the Company’s common stock. The number of shareholders of record does not reflect the number of persons whose shares are held in nominee or “street” name accounts through brokers.

Dividends

We have never declared or paid dividends on our common stock and do not anticipate or contemplate paying cash dividends on our common stock in the foreseeable future. We currently intend to use all available funds to develop our business. We can give no assurance that we will ever have excess funds available to pay dividends. Any future determination as to the payment of dividends will depend upon critical requirements and limitations imposed by our credit agreements, if any, and such other factors as our Board of Directors may consider.

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

Overview

MTI’s core business is conducted through our wholly-owned subsidiary MTI Instruments. MTI Instruments is a supplier of precision linear displacement sensors, instruments and system solutions, vibration measurement and system balancing solutions, precision tensile measurement systems and wafer inspection tools, serving markets that require 1) the precise measurements and control of products and processes in automated manufacturing, assembly, and consistent operation of complex machinery, 2) engine balancing and vibration analysis systems for both military and commercial aircraft, 3) metrology tools for semiconductor and solar wafer characterization, and 4) tensile stage systems for materials testing and precision linear displacement gauges all for use in academic and industrial research and development settings. We are continuously working on ways to increase our sales reach, including expanded worldwide sales coverage and enhanced internet marketing.

Results of Operations

Results of Operations for the Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016.

The following table summarizes changes in the various components of our net income (loss) during the year ended December 31, 2017 compared to the year ended December 31, 2016.

(Dollars in thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016	$ Change	% Change

Product revenue	$7,061	$7,056	$5	0.1%
Operating costs and expenses:
Cost of product revenue	$2,234	$2,722	$(488)	(17.9)%
Research and product development expenses	$1,149	$1,243	$(94)	(7.6)%
Selling, general and administrative expenses	$3,090	$3,452	$(362)	(10.5)%
Operating income (loss)	$588	$(361)	$949	262.9%
Other expense, net	$—	$(7)	$7	100.0%
Income (loss) before income taxes	$588	$(368)	$956	259.8%
Income tax (expense) benefit	$(6)	$9	$(15)	(166.7)%
Net income (loss)	$582	$(359)	$941	262.1%

Product Revenue: Product revenue consists of revenue recognized from MTI Instruments’ product lines.

Product revenue for the year ended December 31, 2017 remained comparable to that of 2016, with a higher concentration of Asian and European commercial sales in 2017. The increased activity in Asia was driven by sales to a manufacturer of semiconductor equipment, while the rise in European revenue was attributed to a power generation equipment manufacturer. These increases in international sales offset a decline in U.S. commercial engine vibration analysis system sales. The U.S. Air Force was the largest government customer for the years ended December 31, 2017 and 2016, and accounted for 20.1% and 18.1%, respectively, of our annual product revenue. For the year ended December 31, 2017, the largest commercial customer was a manufacturer of semiconductor equipment in Asia, which accounted for 10.0% of our annual product revenue.  For the year ended December 31, 2016, the largest commercial customer was an Asian distributor of our general instrumentation products, which accounted for 8.1% of our annual product revenue.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands)			Revenues for the Year Ended		Contract Revenues to Date Date	Total Contract Orders Received To Date
			December 31,		December 31,	December 31,
Contract(1)	Expiration		2017	2016	2017	2017

$9.35 million U.S. Air Force Systems, Accessories and Maintenance	06/30/2021	(2)	$1,049	$1,093	$2,142	$2,142

____________________

(1)	Contract values represent maximum potential values at time of contract placement and may not be representative of actual results.
(2)	Date represents expiration of contract, including the exercise of option extensions.

Cost of Product Revenue; Gross Margin: Cost of product revenue includes the direct material and labor cost as well as an allocation of overhead costs that relate to the manufacturing of products we sell. In addition, cost of product revenue also includes the labor and material costs incurred for product maintenance, replacement parts and service under our contractual obligations.

Cost of product revenue during the year ended December 31, 2017 compared to 2016 decreased by $488 thousand, or 17.9%, to $2.2 million from $2.7 million on a comparable sales volume. The primary reason for the decrease in the cost of product revenue was that the cost of product revenue in 2016 was inflated by a one-time, $350 thousand charge to inventory for excessive inventory amounts built in advance of an order that never materialized. Lower material costs, a change in the product mix, reduced charges for excess inventory stemming from improved procurement management and lower overhead costs from reduced staffing were responsible for the balance of the decrease in cost of product revenue during 2017. Gross profit, as a percentage of product revenue, rose from 61.4% during the year ended December 31, 2016 to 68.4% during the year ended December 31, 2017 due to the aforementioned reductions on the cost of product revenue on a comparable sales volume.

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

Research and product development expenses decreased $94 thousand during the year ended December 31, 2017 compared to 2016 due to reduced staffing and decreased material spending on current development projects.

Selling, General and Administrative Expenses: Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology and legal services.

Selling, general and administrative expenses for the year ended December 31, 2017 decreased by $362 thousand, or 10.5%, to $3.1 million in 2017 from $3.5 million in 2016. This decrease is the result of staff reductions in the sales and administrative departments in conjunction with an organizational restructuring during the first quarter of 2017. 2017 expenses of $3.1 million included $398 thousand in one-time severance, reorganizational and acquisition activity costs.

Operating Income (Loss): Operating income was $588 thousand for the year ended December 31, 2017 compared to an operating loss of $361 thousand in 2016. This $949 thousand improvement, on a comparable sales volume, was a result of the factors noted above, that is, improvement in the gross margin, combined with decreased research and development and selling, general and administrative expenses.

Other Expense: Other expense was $7 thousand for the year ended December 31, 2016 and primarily related to a $6 thousand loss recorded on the disposal of equipment in the first quarter.

Income Tax (Expense) Benefit: Income tax expense for the year ended December 31, 2017 was $6 thousand and primarily relates to taxes paid to California. Our effective income tax rate for the year ended December 31, 2017 was 1%. Income tax benefit for the year ended December 31, 2016 was $9 thousand and primarily relates to a refund received from our year ended December 31, 2015 consolidated federal income tax return. Our effective income tax rate for the year ended December 31, 2016 was (2)%.

Net Income (Loss): Net income for the year ended December 31, 2017 was $582 thousand compared to a net loss of $359 thousand in 2016. The increase in net income during 2017 was attributable to the improvement in the gross margin and the decreased research and development and selling, general and administrative expenses.

Management’s Plan, Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Years Ended December 31,
	2017	2016
Cash	$3,828	$3,381
Working capital	4,780	3,990
Net income (loss)	582	(359)
Net cash provided by operating activities	363	522
Purchase of property, plant and equipment	(107)	(136)

The Company has historically incurred significant losses (the majority, until 2012, stemming from the direct methanol fuel cell product development and commercialization programs of its former subsidiary, MeOH Power, Inc.) and had a consolidated accumulated deficit of $120.4 million as of December 31, 2017. Management believes that the Company currently has adequate resources to avoid future cost-cutting measures that could adversely affect its business. As of December 31, 2017, we had no debt, $17 thousand in outstanding commitments for capital expenditures and approximately $3.8 million of cash available to fund our operations.

Based on business developments, including changes in production levels, staffing requirements and network infrastructure improvements, additional capital equipment may be required in the foreseeable future. We expect to spend approximately $100 thousand on capital equipment and $1.3 million in research and development on MTI Instruments’ products during 2018. We expect to finance any future expenditures and continue funding our operations from our current cash position and our projected 2018 cash flows pursuant to management’s plans. We may also seek to supplement our resources by obtaining credit facilities to fund operational working capital and capital expenditure requirements. Any additional financing, if required, may not be available to us on acceptable terms or at all.

While it cannot be assured, management believes that, due in part to our current working capital level, recent realignment in sales and operations and stabilized spending, the Company will have adequate resources to fund operations and capital expenditures for the year ending December 31, 2018 and through at least the end of the first quarter of 2019. However, if our revenue estimates are off either in timing or amount, the Company may need to implement additional steps to ensure liquidity including, but not limited to, the deferral of planned capital spending and/or delaying existing or pending product development initiatives. Such steps, if required, could potentially have a material and adverse effect on our business, results of operations and financial condition.

Debt

We had no credit facilities available or debt outstanding at either December 31, 2017 or December 31, 2016.

Backlog, Inventory and Accounts Receivable

At December 31, 2017, the Company’s order backlog was $385 thousand, compared to $349 thousand at December 31, 2016. The increase in backlog was due to orders from our largest commercial customer with scheduled deliveries through the first half of 2018.

Our inventory turnover ratios and average accounts receivable days outstanding for the years ended December 31, 2017 and 2016 and their changes are as follows:

	Years Ended December 31,
	2017	2016	Change
Inventory turnover	3.3	2.3	1.0
Average accounts receivable days outstanding	52	35	17

The increase in inventory turns is due to a 35% decrease in average inventory balances on a comparable annual sales volume due to improved inventory management in 2017.

The average accounts receivable days’ outstanding increased 17 days during 2017 compared to the prior year due to a proportionate increase in international commercial sales, as international customers generally take a longer period to pay than U.S. commercial and government customers.

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

Inventory. Inventory is valued at the lower of cost or net realizable value of the inventory. We periodically review inventory quantities on hand and record a provision for excess or obsolete inventory based primarily on our estimated forecast of product demand, as well as based on historical usage. Demand and usage for products and materials can fluctuate significantly. A significant decrease in demand for our products could result in a short-term increase in the cost of inventory purchases and an increase of excess inventory quantities on hand. Therefore, although we make every effort to assure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and our reported operating results. If changes in market conditions result in reductions in the estimated net realizable value of our inventory below our previous estimate, we would increase our reserve in the period in which we made such a determination and record a charge to cost of product revenue.

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

For purposes of estimating the fair value of stock options granted using the Black-Scholes model, we use the historical volatility of our stock for the expected volatility assumption input to the Black-Scholes model, consistent with the accounting guidance. The risk-free interest rate is based on the risk-free zero-coupon rate for a period consistent with the expected option term at the time of grant. We do not currently pay nor do we anticipate paying dividends, but we are required to assume a dividend yield as an input to the Black-Scholes model. As such, we use a zero dividend rate. The expected option term is calculated based on our historical forfeitures and cancellation rates.

Income Taxes. We are subject to income taxes in the U.S. (federal and state). As part of the process of preparing our consolidated financial statements, we calculate income taxes for each of the jurisdictions in which we operate. This involves estimating actual current taxes due together with assessing temporary differences resulting from differing treatment for tax and accounting purposes that are recorded as deferred tax assets and liabilities. We periodically evaluate deferred tax assets, net operating loss carryforwards and tax credit carryforwards to determine their recoverability based primarily on our ability to generate future taxable income.

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

We are also currently subject to audit in various jurisdictions, and these jurisdictions may assess additional income tax liabilities against us. Developments in an audit, litigation, or in applicable laws, regulations, administrative practices, principles, and interpretations could have a material effect on our operating results or cash flows in the period or periods in which such developments occur, as well as for prior and in subsequent periods.

Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating our provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. Our effective tax rates could be affected by numerous factors, such as intercompany transactions, earnings being lower than anticipated in jurisdictions where we have lower statutory rates and higher than anticipated in jurisdictions where we have higher statutory rates, the applicability of special tax regimes, losses incurred in jurisdictions for which we are not able to realize the related tax benefit, changes in foreign currency exchange rates, entry into new businesses and geographies, changes to our existing businesses and operations, acquisitions and investments and how they are financed, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations. In addition, a number of countries are actively pursuing changes to their tax laws applicable to corporate multinationals, such as the recently enacted U.S. tax reform legislation commonly referred to as the U.S. Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”). Finally, foreign governments may enact tax laws in response to the 2017 Tax Act that could result in further changes to global taxation and materially affect our financial position and results of operations.

The 2017 Tax Act significantly changes how the U.S. taxes corporations. The 2017 Tax Act requires complex computations to be performed that were not previously required under U.S. tax law, significant judgments to be made in interpretation of the provisions of the 2017 Tax Act and significant estimates in calculations, and the preparation and analysis of information not previously relevant or regularly produced. The U.S. Treasury Department, the Internal Revenue Service, and other standard-setting bodies could interpret or issue guidance on how provisions of the 2017 Tax Act will be applied or otherwise administered that is different from our interpretation. As the Company interprets any such additional guidance, the Company may make adjustments to the provisional amounts recorded. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.

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

Item 9A: Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of MTI’s disclosure controls and procedures as of December 31, 2017. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2017, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control—Integrated Framework (2013 version) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using the criteria set forth in Internal Control—Integrated Framework, Management has concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

/s/ Frederick W. Jones
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Financial Officer )

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended December 31, 2017 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B: Other Information

No information was required to be disclosed in a current Report on Form 8-K during the fourth quarter of the fiscal year covered by this Annual Report on Form 10-K that has not been reported.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Code of Ethics: We have adopted a Code of Ethics for employees, officers and directors. A copy of the Code of Ethics is available on our website at https://www.mechtech.com under Company Info, Governance Documents.

The remaining information required by this Item 10 is incorporated herein by reference to the information appearing under the captions “Information about our Directors,” “Executive Officers,” “Board of Director Meetings and Committees – Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2018.

Item 11: Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the information appearing under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2018.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

As of December 31, 2017, we have three equity compensation plans, each of which was originally approved by our stockholders; the Mechanical Technology Incorporated 2006 Equity Incentive Plan (the “2006 Plan”), the Mechanical Technology Incorporated 2012 Equity Incentive Plan and the Mechanical Technology Incorporated 2014 Equity Incentive Plan (collectively, the “Plans”). The 2006 Plan was amended and restated and approved by our Board of Directors in 2011 and 2009. See Note 11 of our Consolidated Financial Statements in this Annual Report on Form 10-K for a description of the Plans.

The following table presents information regarding these plans as of December 31, 2017:

Number of Securities Remaining
Available for Future Issuance
	Number of Securities To Be		Under
	Issued Upon Exercise of	Weighted Average Exercise	Equity Compensation Plans
	Outstanding	Price of Outstanding	(excluding securities reflected in
	Options, Warrants, Rights(1)	Options, Warrants, Rights	column (a)) (2)
Plan Category	(a)	(b)	(c)
Equity compensation plans
approved by security holders	682,839	$0.83	68,661

Equity compensation plans
not approved by security holders(3)	83,500	0.74	-0-

 ___________________

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

The remaining information required by this Item 12 is incorporated herein by reference to information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our definitive Proxy Statement for our 2018 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2018.

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the information appearing under the captions “Certain Relationships and Related Transactions” and “Information about our Directors” in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2018.

Item 14: Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the information appearing under the caption “Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2018 Annual Meeting of Stockholders to be filed with the SEC on or before April 30, 2018.

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

10.1

Mechanical Technology, Incorporated Amended and Restated 2006 Equity Incentive Plan (Incorporated by reference from Exhibit 10.1 of the Company's Form 10-K Report for the year ended December 31, 2016).*

10.2

Form of Restricted Stock Agreement for Mechanical Technology, Incorporated Amended and Restated 2006 Equity Incentive Plan  (Incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K Report filed July 11, 2011).*

10.3

Mechanical Technology, Incorporated Amended and Restated 2012 Equity Incentive Plan (Incorporated by reference from Exhibit 10.3 of the Company's Form 10-K Report for the year ended December 31, 2016).*

10.4

Form of Restricted Stock Agreement Notice for Board of Directors and Employees for Mechanical Technology, Incorporated 2012 Equity Incentive Plan (Incorporated by reference from Exhibit 10.2 of the Company’s Form 10-Q Report for the quarter ended June 30, 2012).*

10.5

Form of Incentive Stock Option Notice for Employees for Mechanical Technology, Incorporated 2012 Equity Incentive Plan (Incorporated by reference from Exhibit 10.3 of the Company’s Form 10-Q Report for the quarter ended June 30, 2012).*

10.6

Form of Non-Qualified Stock Option Notice for Employees for Mechanical Technology, Incorporated 2012 Equity Incentive Plan (Incorporated by reference from Exhibit 10.4 of the Company’s Form 10-Q Report for the quarter ended June 30, 2012).*

10.7

Form of Non-Qualified Stock Option Notice for Board of Directors for Mechanical Technology, Incorporated 2012 Equity Incentive Plan (Incorporated by reference from Exhibit 10.5 of the Company’s Form 10-Q Report for the quarter ended June 30, 2012).*

10.8

Mechanical Technology, Incorporated 2014 Equity Incentive Plan (Incorporated by reference to Exhibit A to the Registrant’s Proxy Statement on Schedule 14A filed with the Commission on April 25, 2014). *

10.9

Form of Restricted Stock Grant Agreement under the Mechanical Technology, Incorporated 2014 Equity Incentive Plan (Incorporated by reference from Exhibit 4.2 of the Company’s Registration Statement on Form S-8 (File No. 333-196989) filed with the Commission on June 24, 2014). *

10.10

Form of Nonstatutory Stock Option Grant Agreement under the Mechanical Technology, Incorporated 2014 Equity Incentive Plan (Incorporated by reference from Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-196989) filed with the Commission on June 24, 2014). *

10.11

Form of Incentive Stock Option Grant Agreement under the Mechanical Technology, Incorporated 2014 Equity Incentive Plan (Incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (File No. 333-196989) filed with the Commission on June 24, 2014). *

10.12

Lease dated August 10, 1999 between Carl E. Touhey and Mechanical Technology, Inc. (Incorporated by reference from Exhibit 10.38 of the Company’s Form 10-K Report for the fiscal year ended September 30, 1999).

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

10.15#

Contract dated July 1, 2016 between Mechanical Technology, Incorporated and the U.S. Air Force (Incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q Report for the quarter ended June 30, 2016).

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

10.19	Separation Letter Agreement between Mechanical Technology, Incorporated and Kevin G Lynch (Incorporated by reference from Exhibit 10.25 of the Company’s Form 8-K Report filed February 8, 2017). *

10.20

Side Letter Agreement dated March 29, 2017, amending the Option Exercise and Stock Transfer Restriction Agreement by and between Mechanical Technology, Incorporated and E. Dennis O’Connor (Incorporated by reference from Exhibit 10.2+ of the Company’s Form 10-Q Report for the quarter ended March 31, 2017). *

10.21

Side Letter Agreement dated March 29, 2017, amending the Option Exercise and Stock Transfer Restriction Agreement by and between Mechanical Technology, Incorporated and Walter L. Robb (Incorporated by reference from Exhibit 10.3+ of the Company’s Form 10-Q Report for the quarter ended March 31, 2017). *

10.22

Executive Employment Agreement, dated May 5, 2017, by and between Mechanical Technology, Incorporated and Frederick Jones (Incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K Report filed May 5, 2017).*

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

MECHANICAL TECHNOLOGY, INCORPORATED

Date: March 29, 2018	By:	/s/ Frederick W. Jones
Frederick W. Jones
Chief Executive Officer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Frederick W. Jones	Chief Executive Officer, Chief Financial Officer and Secretary
Frederick W. Jones	(Principal Executive, Principal Financial and Accounting Officer)	March 29, 2018

/s/ David C. Michaels	Chairman
David C. Michaels		March 29, 2018

/s/ Edward R. Hirshfield	Director
Edward R. Hirshfield		March 29, 2018

/s/ Matthew E. Lipman	Director
Matthew E. Lipman		March 29, 2018

/s/ Thomas J. Marusak	Director
Thomas J. Marusak		March 29, 2018

/s/ William P. Phelan	Director
William P. Phelan		March 29, 2018

/s/ Michael Toporek	Director
Michael Toporek		March 29, 2018

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Mechanical Technology, Incorporated

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mechanical Technology, Incorporated (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2012.

Albany, New York

March 29, 2018

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

 CONSOLIDATED BALANCE SHEETS

 December 31, 2017 and 2016

(Dollars in thousands, except per share)	December 31,
	2017	2016
Assets
Current Assets:
Cash	$3,828	$3,381
Accounts receivable – less allowances of $2 in 2017 and $0 in 2016	1,406	881
Inventories	694	676
Prepaid expenses and other current assets	90	82
Total Current Assets	6,018	5,020
Property, plant and equipment, net	184	160
Total Assets	$6,202	$5,180

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$325	$124
Accrued liabilities	913	906
Total Current Liabilities	1,238	1,030

Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Common stock, par value $0.01 per share, authorized 75,000,000;
10,378,975 issued in 2017 and 10,026,136 issued in 2016	104	100
Additional paid-in-capital	139,022	138,794
Accumulated deficit	(120,398)	(120,980)
Common stock in treasury, at cost, 1,015,493 shares in both 2017 and 2016	(13,764)	(13,764)
Total Stockholders’ Equity	4,964	4,150
Total Liabilities and Stockholders’ Equity	$6,202	$5,180

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF OPERATIONS

 For the Years Ended December 31, 2017 and 2016

(Dollars in thousands, except per share)	Year Ended December 31, 2017	Year Ended December 31, 2016

Product revenue	$7,061	$7,056
Operating costs and expenses:
Cost of product revenue	2,234	2,722
Research and product development expenses	1,149	1,243
Selling, general and administrative expenses	3,090	3,452
Operating income (loss)	588	(361)
Other expense, net	—	(7)
Income (loss) before income taxes	588	(368)
Income tax (expense) benefit	(6)	9
Net income (loss)	$582	$(359)

Income (loss) per share (Basic)	$0.06	$(0.06)
Income (loss) per share (Diluted)	$0.06	$(0.06)

Weighted average shares outstanding (Basic)	9,129,178	5,988,545
Weighted average shares outstanding (Diluted)	9,332,676	5,988,545

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

  For the Years Ended December 31, 2017 and 2016

(Dollars in thousands, except per share)	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity (Deficit)

January 1, 2016	6,263,975	$63	$135,839	$(120,621)	1,005,092	$(13,754)	$1,527

Net loss	-	-	-	(359)	-	-	(359)

Stock based compensation	-	-	449	-	-	-	449

Issuance of shares – stock purchase	3,750,000	37	2,700	-	-	-	2,737

Costs of stock purchase	-	-	(201)	-	-	-	(201)

Issuance of shares – option exercises	12,161	-	7	-	-	-	7

Purchase of common stock for treasury	-	-	-	-	10,401	(10)	(10)

December 31, 2016	10,026,136	$100	$138,794	$(120,980)	1,015,493	$(13,764)	$4,150

Net income	-	-	-	582	-	-	582

Stock based compensation	-	-	41	-	-	-	41

Costs of stock purchase	-	-	(25)	-	-	-	(25)

Issuance of shares – option exercises	352,839	4	212	-	-	-	216

December 31, 2017	10,378,975	$104	$139,022	$(120,398)	1,015,493	$(13,764)	$4,964

The accompanying notes are an integral part of the consolidated financial statements.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

 CONSOLIDATED STATEMENTS OF CASH FLOWS

 For the Years Ended December 31, 2017 and 2016

(Dollars in thousands)	Year Ended December 31, 2017	Year Ended December 31, 2016
Operating Activities
Net income (loss)	$582	$(359)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	81	85
Provision for (recovery of) bad debts	2	(21)
Stock based compensation	41	449
Provision for excess and obsolete inventories	(31)	365
Loss on disposal of equipment	2	6
Changes in operating assets and liabilities:
Accounts receivable	(527)	71
Inventories	13	(35)
Prepaid expenses and other current assets	(8)	(10)
Accounts payable	201	(28)
Accrued liabilities	7	(1)
Net cash provided by operating activities	363	522

Investing Activities
Purchases of equipment	(107)	(136)
Net cash used in investing activities	(107)	(136)

Financing Activities
Proceeds from stock option exercises	216	7
Proceeds from stock purchase	—	2,737
Costs of stock purchase	(25)	(201)
Purchases of common stock for treasury	—	(10)
Net cash provided by financing activities	191	2,533
Increase in cash	447	2,919
Cash - beginning of period	3,381	462
Cash - end of period	$3,828	$3,381

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

Liquidity

The Company has historically incurred significant losses primarily due to its past efforts to fund direct methanol fuel cell product development and commercialization programs, and had a consolidated accumulated deficit of approximately $120.4 million as of December 31, 2017. As of December 31, 2017, the Company had working capital of approximately $4.8 million, no debt, $17 thousand in outstanding commitments for capital expenditures, and approximately $3.8 million of cash available to fund our operations.

Based on the Company’s projected cash requirements for operations and capital expenditures, its current available cash of approximately $3.8 million and its projected 2018 cash flow pursuant to management’s plans, management believes it will have adequate resources to fund operations and capital expenditures for the year ending December 31, 2018 and through the end of the first quarter of 2019. If cash generated from operations is insufficient to satisfy the Company’s operational working capital and capital expenditure requirements, the Company may be required to obtain credit facilities, if available, to fund these initiatives. The Company has no other formal commitments for funding future needs of the organization at this time and any additional financing during 2018, if required, may not be available to us on acceptable terms or at all.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable and accounts payable. The estimated fair values of these financial instruments approximate their carrying values at December 31, 2017 and 2016. The estimated fair values have been determined through information obtained from market sources, where available.

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

Inventories

Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. The Company provides estimated inventory allowances for excess, slow moving and obsolete inventory as well as inventory whose carrying value is in excess of net realizable value.

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

Deferred Revenue

Deferred revenue consists of billings to customers in advance of services performed, completed installation or customer acceptance. As of December 31, 2017 and 2016, the Company had no deferred revenue.

Warranty

The Company accrues a warranty liability at the time product revenue is recorded based on historical experience. The liability is reviewed during the year and is adjusted, if appropriate, to reflect new product offerings or changes in experience. Actual warranty claims are tracked by product line. Warranty liability was $14 thousand and $14 thousand at December 31, 2017 and 2016, respectively. Warranty expense was $13 thousand and $5 thousand for 2017 and 2016, respectively.

Long-Lived Assets

The Company accounts for impairment or disposal of long-lived assets in accordance with accounting standards that address the financial accounting and reporting for the impairment or disposal of long-lived assets, specify how impairment will be measured, and how impaired assets will be classified in the consolidated financial statements. On a quarterly basis, the Company analyzes the status of its long-lived assets at each subsidiary for potential impairment. As of December 31, 2017, the Company does not believe that any of its long-lived assets have suffered any type of impairment that would require an adjustment to that asset’s recorded value.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of less than three months.

Net Income (Loss) per Share

The Company computes basic income (loss) per common share by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted income (loss) per share reflects the potential dilution, if any, computed by dividing income (loss) by the combination of dilutive common share equivalents, comprised of shares issuable under outstanding investment rights, warrants and the Company’s share-based compensation plans, and the weighted average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money stock options, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a stock option, the amount of compensation cost, if any, for future service that the Company has not yet recognized, and the amount of windfall tax benefits that would be recorded in additional paid-in capital for the periods presented prior to the adoption of accounting standard update 2016-09 on January 1, 2017, if any, when the stock option is exercised are assumed to be used to repurchase shares in the current period.

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

Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk principally consist of cash equivalents and trade accounts receivable. The Company’s trade accounts receivable are primarily from sales to commercial customers, the U.S. government and state agencies. The Company does not require collateral and has not historically experienced significant credit losses related to receivables from individual customers or groups of customers in any particular industry or geographic area. In 2017 and 2016, approximately 40.5% and 32.3%, respectively, of our product revenues was from customers outside of the United States.

The Company has cash deposits in excess of federally insured limits, but does not believe them to be at risk.

Research and Development Costs

The Company expenses research and development costs as incurred. The Company incurred research and development costs of approximately $1.1 million and $1.2 million, which was entirely related to MTI Instruments, for the years ended December 31, 2017 and 2016, respectively.

Advertising Costs

The Company expenses advertising costs as incurred. The Company incurred advertising costs of approximately $37 and $22 thousand, which was entirely related to MTI Instruments, for the years ended December 31, 2017 and 2016, respectively.

Other Comprehensive Income

The Company had no other comprehensive income (loss) items for the years ended December 31, 2017 and 2016.

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

In May 2014, the FASB issued ASU 2014-09 (Revenue from Contracts with Customers (Topic 606)) and issued subsequent amendments to the initial guidance in August 2015, March 2016, April 2016, May 2016 and December 2016 within ASU 2015-14, ASU 2016-08, ASU 2016-10, ASU 2016-12 and ASU 2016-20, respectively (collectively, Topic 606) to clarify the principles for recognizing revenue and to develop a common revenue standard for U.S. GAAP and International Financial Reporting Standards. Topic 606 supersedes nearly all existing revenue recognition guidance under U.S. GAAP. Topic 606 is principles-based and provides a five-step model to determine when and how revenue is recognized. It is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP. The core principle is that a company should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should apply the following steps: Step 1: Identify the contract(s) with a customer. Step 2: Identify the performance obligations in the contract. Step 3: Determine the transaction price. Step 4: Allocate the transaction price to the performance obligations in the contract. Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation. Topic 606 also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This standard, as amended, will be effective for the Company for annual and interim reporting periods beginning after December 15, 2017. The Company will adopt this standard in fiscal 2018. There will not be a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01 (Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Liabilities) the main objective of which is to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information and address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. This standard will be effective for the Company for annual and interim reporting periods beginning on or after December 15, 2017. The Company will adopt this standard in fiscal 2018. There will not be a material impact on our consolidated financial statements.

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

In August 2016, the FASB issued ASU 2016-15 (Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments), which clarifies the treatment of several cash flow categories. In addition, ASU 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. This standard will be effective for the Company for annual and interim reporting periods beginning after December 15, 2017. The Company will adopt this standard in fiscal 2018 using a retrospective transition method to each period presented. There will not be a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09 (Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting), which provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. This standard will be effective for the Company for annual and interim reporting periods beginning after December 15, 2017. The Company will adopt this standard in fiscal 2018 prospectively to an award modified on or after the adoption date. There will not be a material impact on our consolidated financial statements.

Recently Adopted Accounting Standards

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

On January 1, 2017, we adopted ASU 2016-09 (Compensation–Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting). As required by ASU 2016-09, all income tax effects of awards, including excess tax benefits, recognized on stock-based compensation expense are reflected in the consolidated statements of operations as a component of the provision for income taxes on a prospective basis. As required by ASU 2016-09, all tax related cash flows recognized on stock-based compensation expense are classified as an operating activity in our consolidated statements of cash flows on a prospective basis. Accordingly, prior periods have not been adjusted. Additionally, ASU 2016-09 allows companies to make a policy election to account for forfeitures either upon occurrence or by estimating forfeitures. We have elected to continue estimating forfeitures expected to occur in order to determine the amount of compensation cost to be recognized each period. See Note 6 for additional information.

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

3. Accounts Receivable

Accounts receivables consist of the following at December 31:

(dollars in thousands)	2017	2016
U.S. and State Government	$221	$103
Commercial	1,187	778
Allowance for doubtful accounts	(2)	—
Total	$1,406	$881

4. Inventories

Inventories consist of the following at December 31:

(dollars in thousands)	2017	2016
Finished goods	$214	$244
Work in process	174	143
Raw materials	306	289
Total	$694	$676

5. Property, Plant and Equipment

Property, plant and equipment consist of the following at December 31:

(dollars in thousands)	2017	2016
Leasehold improvements	$39	$39
Computers and related software	971	1,068
Machinery and equipment	881	892
Office furniture and fixtures	34	25
	1,925	2,024
Less: Accumulated depreciation	1,741	1,864
	$184	$160

Depreciation expense was $81 thousand and $85 thousand for 2017 and 2016, respectively. Repairs and maintenance expense was $13 thousand and $14 thousand for 2017 and 2016, respectively.

6. Income Taxes

The 2017 Tax Act was signed into law on December 22, 2017 and significantly revises the U.S. corporate income tax regime by, among other things, lowering the statutory corporate tax rate from 35% to 21%, eliminating certain deductions, imposing a mandatory one-time tax on accumulated earnings of foreign subsidiaries, introducing new tax regimes and changing how foreign earnings are subject to U.S. tax. The 2017 Tax Act also enhanced and extended through 2026 the option to claim accelerated depreciation deductions on qualified property. The Company completed its determination of the accounting implications of the 2017 Tax Act on its tax accruals and reasonably estimated the effects of the 2017 Tax Act and recorded provisional amounts in its financial statements as of December 31, 2017. The Company recorded a $7.2 million adjustment with a corresponding full valuation allowance adjustment to our net deferred tax liabilities for the impact of the 2017 Tax Act. This amount is comprised of the remeasurement of federal net deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate to 21% from 35%. As the Company interprets any additional guidance issued by the U.S. Treasury Department, the IRS, and other standard-setting bodies, the Company may make adjustments to the provisional amounts. Those adjustments may materially impact our provision for income taxes in the period in which the adjustments are made.

The Company adopted the provisions of accounting standard update (ASU) 2016-09 as of the beginning of the current fiscal year, which required recognition through opening retained earnings of any pre-adoption date net operating loss (NOL) carryforwards from nonqualified stock options for excess tax benefits that were not previously recognized because the related tax deduction had not reduced taxes payable and other employee share-based payments, as well as recognition of all income tax effects from share-based payments arising on or after January 1, 2017 (our adoption date) in income tax expense. As a result, the Company recognized through opening retained earnings $1.3 million of pre-adoption date NOL carryforwards with remaining carryforward periods of more than 10 years (the corresponding deferred tax asset is $457 thousand). The Company recorded a full valuation allowance for this deferred tax asset. In addition, the Company realized windfall tax benefits of less than $1 thousand during the three months ended December 31, 2017 and September 30, 2017, shortfall tax expense of $19 thousand during the three months ended June 30, 2017 and windfall tax benefits of $2 thousand during the three months ended March 31, 2017, which the Company recognized as discrete period income benefits and tax, accordingly, as required by the ASU.

Income tax benefit (expense) for each of the years ended December 31 consists of the following:

(dollars in thousands)	2017	2016

Federal	$—	$10
State	(6)	(1)
Deferred	—	—
Total	$(6)	$9

The significant components of deferred income tax (expense) benefit from operations for each of the years ended December 31 consists of the following:

(dollars in thousands)	2017	2016

Deferred tax (expense) benefit	$(380)	$240
Net operating loss carry forward	(6,550)	(120)
Valuation allowance	6,930	(120)
	$—	$—

The Company’s effective income tax rate from operations differed from the Federal statutory rate for each of the years ended December 31 as follows:

	2017	2016
Federal statutory tax rate	34%	(34	) %
Change in valuation allowance	(1,179)	33
Change in tax rate	1,221	—
Expiration of stock option	4	2
Prior year tax adjustments and other	(2)	(4)
Stock option windfall benefit	(78)	—
Other, net	1	1
Tax rate	1%	(2	) %

Pre-tax income (loss) was $588 thousand and $(368) thousand for 2017 and 2016, respectively.

Deferred Tax Assets:

Deferred tax assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates. Temporary differences, net operating loss carryforwards and tax credit carryforwards that give rise to deferred tax assets and liabilities are summarized as follows as of December 31:

(dollars in thousands)	2017	2016

Deferred tax assets:
Inventory valuation	$61	$225
Inventory capitalization	1	2
Vacation pay	18	29
Warranty and other sale obligations	3	5
Allowance for related party note receivable	60	95
Other reserves and accruals	—	24
Net operating loss	10,914	17,464
Property, plant and equipment	(17)	(17)
Stock options	126	269
Research and development tax credit	450	450
Alternative minimum tax credit	54	54
	11,670	18,600
Valuation allowance	(11,670)	(18,600)
Net deferred tax assets	$—	$—

As of December 31, 2017, the Company has approximately $450 thousand of research and development tax credit carry forwards, which begin to expire in 2018, and approximately $54 thousand of alternative minimum tax credit carry forwards, which have no expiration date.

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

The Company has recorded a full valuation allowance at December 31, 2017 and December 31, 2016 for its deferred tax assets. We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowance on a quarterly basis.

The valuation allowance at December 31, 2017 and 2016 was $11.7 million and $18.6 million, respectively.  Activity in the valuation allowance for deferred tax assets is as follows as of December 31:

(dollars in thousands)	2017	2016

Valuation allowance, beginning of year	$18,600	$18,480
Change in federal tax rate	(7,170)	—
Allowance for accounts receivable	—	—
Allowance for related party note receivable	4	(16)
Inventory	(124)	128
Net operating income (loss)	2	(120)
Property, plant and equipment	(13)	(20)
Stock options	395	149
Other reserves and accruals	(24)	(1)
Valuation allowance, end of year	$11,670	$18,600

Net operating losses:

At December 31, 2017, the Company has unused Federal net operating loss carryforwards of approximately $52.0 million. Of these, approximately $737 thousand will expire in 2020, with the remainder expiring through 2037.

The Company's and/or its subsidiaries’ ability to utilize their net operating loss carryforwards may be significantly limited by Section 382 of the IRC of 1986, as amended, if the Company or any of its subsidiaries undergoes an “ownership change” as a result of changes in the ownership of the Company's or its subsidiaries’ outstanding stock pursuant to the exercise of the warrants or otherwise.

Unrecognized tax benefits:

The unrecognized tax benefits in accordance with accounting standards that address income taxes at December 31, 2017 and 2016 was $1.2 million. These unrecognized tax benefits relate to former subsidiaries of the Company and a prior investment in a partnership.

In future periods, if $1.2 million of these unrecognized benefits become supportable, the Company may not recognize a change in its effective tax rate as long as it remains in a partial valuation allowance position. Additionally, the Company does not have uncertain tax positions that it expects will increase or decrease within twelve months of this reporting date. The Company recognizes interest and penalties related to uncertain tax positions as a component of tax expense. The Company did not recognize any interest or penalties in 2017 and 2016.

The Company files income tax returns, including returns for its subsidiaries, with federal and state jurisdictions. The Company is no longer subject to IRS or NYS examinations for its federal and state returns for any periods prior to 2014, although carryforward attributes that were generated prior to 2014 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period.

7. Accrued Liabilities

Accrued liabilities consist of the following at December 31:

(dollars in thousands)	2017	2016

Salaries, wages and related expenses	$288	$223
Liability to shareholders for previous acquisition	363	363
Legal and professional fees	111	128
Warranty and other sale obligations	14	14
Commissions	44	27
Other	93	151
	$913	$906

8. Stockholders’ Equity

Common Stock

The Company has one class of common stock, par value $.01.  Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders.  As of December 31, 2017 and 2016 there were 9,363,482 and 9,010,643 shares of common stock issued and outstanding, respectively.

Reservation of Shares

The Company has reserved common shares for future issuance as follows as of December 31, 2017:

Stock options outstanding	766,339
Common stock available for future equity awards or issuance of options	68,661

Number of common shares reserved	835,000

9. Retirement Plan

The Company maintains a voluntary savings and retirement plan under IRC Section 401(k) covering substantially all employees. Employees must complete six months of service and have attained the age of twenty-one prior to becoming eligible for participation in the plan. The Company plan allows eligible employees to contribute a percentage of their compensation on a pre-tax basis and the Company matches employee contributions, on a discretionary basis, currently in an amount equal to 100% of the first 3% and 50% of the next 2% of the employee’s salary, subject to annual tax deduction limitations. Effective January 1, 2017, Company matching contributions are vested immediately. Company matching contributions were $83 thousand and $97 thousand for 2017 and 2016, respectively. The Company may also make additional discretionary contributions in amounts as determined by management and the Board of Directors. There were no additional discretionary contributions by the Company for the years 2017 or 2016.

10. Income (Loss) per Share

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations for continuing operations for the years ended December 31:

(dollars in thousands, except shares)	2017	2016

Numerator:
Net income (loss)	$582	$(359)
Denominator:
Basic EPS:
Common shares outstanding, beginning of period	9,010,643	5,258,883
Weighted average common shares issued during the period	118,535	729,662
Denominator for basic earnings per common shares —
Weighted average common shares	9,129,178	5,988,545

Diluted EPS:
Common shares outstanding, beginning of period	9,010,643	5,258,883
Common stock equivalents – options	203,498	—
Weighted average common shares issued during the period	118,535	729,662
Denominator for diluted earnings per common shares -
Weighted average common shares	9,332,676	5,988,545

Not included in the computation of earnings per share, assuming dilution, for the year ended December 31, 2017, were options to purchase 271,589 shares of the Company’s common stock. These potentially dilutive items were excluded even though the average market price of the common stock exceeded the exercise prices for a portion of the options because the calculation of incremental shares resulted in an anti-dilutive effect.

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

No options were granted during 2017.

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

Stock-based compensation expense for the years ended December 31, 2017 and 2016 was generated from stock option awards. Stock options are awards that allow holders to purchase shares of the Company’s common stock at a fixed price. Under the 2014 and 2012 Plans, stock options issued to employees generally vest 25% over four years. Options issued to non-employee members of the MTI Board of Directors generally vest 25% over four years. Certain options granted may be fully or partially exercisable immediately, may vest on other than a four year schedule or vest upon attainment of specific performance criteria. Restricted stock awards generally vest one year after the date of grant, although certain awards may vest immediately or vest upon attainment of specific performance criteria. Option exercise prices are generally equivalent to the closing market value price of the Company’s common stock on the date of grant. Unexercised options generally terminate ten years after date of grant.

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

Total share-based compensation expense, related to all of the Company’s share-based awards, recognized for the years ended December 31, was comprised as follows:

	2017	2016
(dollars in thousands, except eps)
Cost of product revenue	$—	$3
Research and product development	2	45
Selling, general and administrative	39	401
Share-based compensation expense	$41	$449
Impact on basic EPS	$0.00	$0.08
Impact on diluted EPS	$0.00	$0.08

Total unrecognized compensation costs related to non-vested awards as of December 31, 2017 and December 31, 2016 is $4 thousand and $49 thousand, respectively, and is expected to be recognized over a weighted-average remaining vesting period of approximately 0.48 years and 1.04 years, respectively.

Presented below is a summary of the Company’s stock option plans’ activity for the years ended December 31:

	2017	2016
Shares under option, beginning	1,142,339	926,565
Granted	—	263,000
Exercised	(352,839)	(12,161)
Forfeited	(10,000)	(19,436)
Expired/canceled	(13,161)	(15,629)
Shares under option, ending	766,339	1,142,339
Options exercisable	748,839	1,043,214
Remaining shares available for granting of options	68,661	45,500

The weighted average exercise price for the Plans is as follows for each of the years ended December 31:

	2017	2016
Shares under option, beginning	$ 0.76	$ 0.77
Granted	—	$ 0.78
Exercised	$ 0.61	$ 0.57
Forfeited	$ 0.75	$ 0.89
Expired/canceled	$ 1.08	$ 1.69
Shares under option, ending	$ 0.82	$ 0.76
Options exercisable, ending	$ 0.82	$ 0.75

The following table summarizes information for options outstanding and exercisable for the Plans as of December 31, 2017:

Outstanding Options				Options Exercisable
		Weighted Average	Weighted		Weighted
Exercise		Remaining	Average		Average
Price Range	Number	Contractual Life	Exercise Price	Number	Exercise Price
$0.29 - $1.15	618,839	5.95	$0.73	601,339	$0.72
$1.16 - $1.40	147,500	6.62	$1.22	147,500	$1.22

	766,339	6.08	$0.82	748,839	$0.82

The aggregate intrinsic value (i.e. the difference between the closing stock price and the price to be paid by the option holder to exercise the option) is $183 thousand for the Company’s outstanding options and $183 thousand for the exercisable options as of December 31, 2017. The amounts are based on the Company’s closing stock price of $1.01 as of December 31, 2017.

There were no unvested restricted stock grants for the year ended December 31, 2017 and 2016.

Non-vested options activity is as follows for the year ended December 31:

	2017 Options	2017 Weighted Average Exercise Price
Non-vested options balance, beginning January 1	99,125	$0.92
Non-vested options granted	—	—
Vested options	(71,625)	$0.91
Non-vested options forfeited	(10,000)	$0.75
Non-vested options balance, ending December 31	17,500	$1.05

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

Future minimum rental payments required under non-cancelable operating leases (with initial or remaining lease terms in excess of one year) as of December 31, 2017 are: $224 thousand in 2018; $209 thousand in 2019 and $3 thousand in 2020. As of December 31, 2017 and December 31, 2016, rent expense under all leases was $225 thousand and $231 thousand, respectively.

Employment Agreement

On May 5, 2017, the Company entered into an employment agreement with one employee. The agreement provides for an initial term ending December 31, 2018, and, unless either party provides written notice that the agreement will not be renewed, is renewed for an additional year on December 31, 2018 and each subsequent December 31; such non-renewal may be for any or for no stated reason. The agreement provides for certain payments upon termination of employment under certain circumstances. As of December 31, 2017, the Company’s potential minimum obligation to this employee was approximately $198 thousand.

13. Related Party Transactions

MeOH Power, Inc.

The Company records its investment in MeOH Power, Inc. using the equity method of accounting. The fair value of the Company’s interest in MeOH Power, Inc. has been determined to be $0 as of December 31, 2017 and December 31, 2016, based on MeOH Power, Inc.’s net position and expected cash flows. As of December 31, 2017, the Company retained its ownership of approximately 47.5% of MeOH Power, Inc.’s outstanding common stock, or 75,049,937 shares. The number of shares of MeOH Power, Inc.’s common stock authorized for issuance is 240,000,000 as of December 31, 2017. The Company previously held warrants to purchase 31,904,136 shares of common stock of MeOH Power, Inc., which expired in December 2016.

On December 18, 2013, MeOH Power, Inc. and the Company executed a Senior Demand Promissory Note (the Note) in the amount of $380 thousand to secure the intercompany amounts due to the Company from MeOH Power, Inc. upon the deconsolidation of MeOH Power, Inc. Interest accrues on the Note at the Prime Rate in effect on the first business day of the month, as published in the Wall Street Journal. At the Company’s option, all or part of the principal and interest due on this Note may be converted to shares of common stock of MeOH Power, Inc. at a rate of $0.07 per share. Interest began accruing on January 1, 2014. At December 31, 2013, the Company recorded a full allowance against the Note. In 2014, $115 thousand was received from MeOH Power, Inc. in principle and interest and an additional $20 thousand was released from the allowance in advance of a January 2015 payment from MeOH Power, Inc. As of December 31, 2017 and December 31, 2016, $285 thousand and $275 thousand, respectively, of principal and interest are available to convert into shares of common stock of MeOH Power, Inc. Any adjustments to the allowance are recorded as miscellaneous expense during the period incurred.

Legal Services

During the years ended December 31, 2017 and December 31, 2016, the Company incurred $10 thousand and $80 thousand, respectively, to Couch White, LLP for legal services associated with contract review. A partner at Couch White, LLP is an immediate family member of one of our Directors.

14. Geographic and Segment Information

The Company sells its products on a worldwide basis with its principal markets listed in the table below where information on product revenue is summarized by geographic area for the Company as a whole for each of the years ended December 31:

(dollars in thousands)	2017	2016

Product revenue:
United States	$4,200	$4,774
Association of South East Asian Nations (ASEAN)	1,710	1,368
Europe, the Middle East and Africa (EMEA)	1,024	659
North America	123	205
South America	4	50

Total product revenue	$7,061	$7,056

Revenues are attributed to regions based on the location of customers.  In 2017 and 2016, approximately 40.5% and 32.3%, respectively, of our product revenues was from customers outside of the United States.

Long-lived assets of $184 thousand and $160 thousand at December 31, 2017 and 2016, respectively consist of property, plant and equipment all located within the United States.

At MTI Instruments, the largest commercial customer in 2017 was a manufacturer of semiconductor equipment in Asia, which accounted for 10.0% of total product revenue.  In 2016, the largest commercial customer was an Asian distributor of our general instrumentation products, who accounted for 8.1% of total product revenue. The U.S. Air Force continues to be the largest government customer, accounting for 20.1% and 18.1% of total product revenue in 2017 and 2016, respectively.

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

16. Subsequent Events

On March 19, 2018, the Company filed a Form 15 with the Securities and Exchange Commission (“SEC”) terminating the registration of MTI’s common stock, par value $0.01 per share (the “Common Stock”), thereby suspending its obligations to file periodic and current reports and other filings with the SEC, including annual reports on Form 10-K and quarterly reports on Form 10-Q for years beginning after December 31, 2017. The deregistration of the Common Stock is expected to result in significant cost savings to MTI in the near term from the elimination of complying with SEC reporting requirements. Also, the deregistration of the Common Stock will allow the Company to avoid the substantial additional costs associated with the compliance and auditing requirements of the Securities Exchange Act of 1934, as amended, and to focus its resources on increasing long-term growth. Although it will not be required to do so, following deregistration MTI plans to continue to provide stockholders with annual audited financial statements and quarterly unaudited financial statements through the OTC Markets Group website.