Form 10-K/A
period 2020-12-31
MECHANICAL TECHNOLOGY INC
filed 2021-04-29
CIK 64463

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

As of April 27, 2021, the Registrant had 9,889,762 shares of common stock outstanding.

EXPLANATORY NOTE

Mechanical Technology, Incorporated ("MTI," the "Company," "we," "us," or "our") is filing this  Amendment No. 1 ("Amendment") to its Annual Report on Form 10-K to amend our Annual Report on Form 10-K for the year ended December 31, 2020, originally filed with the Securities and Exchange Commission (the "SEC") on March 31, 2021 (the "Original Form 10-K"), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated into an annual report on Form 10-K from a definitive proxy statement if such statement is filed no later than 120 days after the registrant's fiscal year-end. We are filing this Amendment to provide the information required in Part III of Form 10-K because the Company will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Form 10-K. Pursuant to SEC rules, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company's principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company's principal executive officer and principal financial officer are filed as Exhibits 31.1 and 31.2 to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Additionally, we are not including the certificates required under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are included in this Amendment. This Amendment does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Information About Our Directors

Set forth below is certain information regarding the directors of the Company as of April 27, 2021.

Name	Age	Director Since
Terms Expiring in 2021
Edward R. Hirshfield (4) (8)	49	2016
William P. Phelan (3) (4) (7)	64	2004

Terms Expiring in 2022
Matthew E. Lipman (2) (7)	42	2016
Alykhan Madhavji (5)	30	2021
David C. Michaels (2) (4)	65	2013

Terms Expiring in 2023
William Hazelip (3) (8)	42	2021
Thomas J. Marusak (1) (6)	70	2004
Michael Toporek	56	2016

(1) Member of the Compensation Committee during 2020.
(2) Member of the Compensation Committee during 2020 and through March 9, 2021.
(3) Member of the Compensation Committee effective March 9, 2021.
(4) Member of the Audit Committee during 2020.
(5) Member of the Audit Committee effective March 9, 2021.
(6) Member of the Governance and Nominating Committee during 2020.
(7) Member of the Governance and Nominating Committee during 2020 and through March 9, 2021.
(8) Member of the Governance and Nominating Committee effective March 9, 2021.

Edward R. Hirshfield has served as a member of the Company's Board of Directors (the "Board") since October 2016. He has also served as a Director of our subsidiary, MTI Instruments, Inc., since October 2016 and of our subsidiary, EcoChain, Inc. ("EcoChain"), since its incorporation in January 2020. Since 2018, Mr. Hirshfield has served as Managing Director in the restructuring group at B. Riley FBR, Inc., a leading financial services provider, where he advises stressed and distressed companies and their constituencies. From 2015 until 2018, Mr. Hirshfield served as a partner at Steppingstone Group, LLC, a special situations private equity fund located in New York. Mr. Hirshfield's responsibilities in this role included business development activities, conducting extensive credit analysis on target companies, as well as portfolio management. Mr. Hirshfield began his career as a loan officer at CIT Group Inc. and then became a restructuring advisor at a boutique investment bank, CDG Group. In 2003, Mr. Hirshfield moved over to the buy side and joined Longacre Fund Management, LLC, a $2.5 billion distressed debt fund. Mr. Hirshfield continued as a distressed investor at Del Mar Asset Management, LP, Ramius LLC, and most recently CRG, LLC from 2012 through 2014. At CRG, LLC, Mr. Hirshfield was responsible for identifying and managing investments in distressed situations and conducting extensive research on potential investments. Mr. Hirshfield has a B.S. in Applied Mathematics from Union College and an M.B.A. from Fordham University Graduate School of Business. Mr. Hirshfield brings over 20 years of experience understanding and analyzing public and private companies. He has an expertise in providing operational and investment recommendations as well as providing extensive valuation and credit analysis, which the Board believes qualifies him to serve as a director.

William P. Phelan has served as a member of the Board since December 2004. He also served as interim Chief Executive Officer and President of EcoChain from March 2020 to November 2020, and as interim Vice President of EcoChain from November 2020 to March 2021. Mr. Phelan is the co-founder and Chief Executive Officer of Bright Hub, Inc., a software company founded in 2005 that focuses on the development of online software for commerce. In May 1999, Mr. Phelan founded OneMade, Inc., an electronic commerce marketplace technology systems and tools provider. Mr. Phelan served as Chief Executive Officer of OneMade, Inc. from May 1999 to May 2004, including for a year after it was sold to, and remained a subsidiary of, America Online. Mr. Phelan serves on the Board of Trustees and is a Finance Committee member and an Investment Committee Chair for Capital District Physician's Health Plan, Inc. Mr. Phelan also serves on the Board of Trustees and Chairman of the Audit Committee of the Paradigm Mutual Fund Family. He has also held numerous executive positions at Fleet Equity Partners, Cowen & Company, First Albany Corporation, and UHY Advisors, Inc., formerly Urbach Kahn & Werlin, PC. Mr. Phelan has a B.A. in Accounting and Finance from Siena College and an M.S. in Taxation from City College of New York, and is a Certified Public Accountant. Mr. Phelan contributes leadership, capital markets experience, and strategic insight as well as innovation in technology to the Board, which the Board believes qualifies him to serve as a director.

Matthew E. Lipman has served as a member of the Board since October 2016. Since 2004, Mr. Lipman has served as Managing Director of Brookstone Partners, a lower middle market private equity firm based in New York and an affiliate of Brookstone Partners Acquisition XXIV, LLC ("Brookstone XXIV"). Mr. Lipman's responsibilities at Brookstone Partners include identifying and evaluating investment opportunities, performing transaction due diligence, managing the capital structure of portfolio companies, and working with management teams to implement operational and growth strategies. In addition, Mr. Lipman is responsible for executing add-on acquisitions and other portfolio company-related strategic projects. From July 2001 through June 2004, Mr. Lipman was an analyst in the mergers and acquisitions group at UBS Financial Services Inc., responsible for formulating and executing on complex merger, acquisition, and financing strategies for Fortune 500 companies in the industrial, consumer products, and healthcare sectors. Mr. Lipman currently serves on the Board of Directors of Instone, LLC, Denison Pharmaceuticals, LLC, Virginia Abrasives Corporation, and Capstone Therapeutics Corp. Mr. Lipman has a B.S. in Business Administration from Babson College. Mr. Lipman brings over 18 years of experience working with companies to establish growth strategies and execute acquisitions, is proficient in reading and understanding financial statements, generally accepted accounting principles, and internal controls as a direct result of his investment experience evaluating companies for potential investments and the management of financial reporting and capital structure for three portfolio companies, as well as relevant experience in serving on other boards of directors, which the Board believes qualifies him to serve as a director. As part of our sale of 3,750,000 shares of our common stock, par value $0.001 per share ("Common Stock"), to Brookstone XXIV in October 2016, Brookstone XXIV has two designated directors that sit on the Board; Mr. Lipman is one such director.

Alykhan Madhavji was appointed to the Board on February 24, 2021. Mr. Madhavji has served as Managing Partner of Blockchain Founders Fund, a seed and early-stage investment fund that focuses on adding value to emerging technology and blockchain projects with real-world applications, since 2018. Prior to that, Mr. Madhavji served as a Senior Associate at PwC in its assurance and consulting division from 2012 through 2015. He has also served as a member of the Board of Directors of CryptoStar Corp., a Canadian publicly-listed cryptocurrency producer, since August 2020. Mr. Madhavji has served on various advisory boards including the University of Toronto's Governing Council, which manages a $2.5 billion budget. Mr. Madhavji consults leading organizations, including the United Nations (the "UN"), on emerging technologies including Blockchain and how technology can help these organizations to achieve the UN's Sustainable Development Goals.  Mr. Madhavji is a Limited Partner at Loyal VC, a global venture capital fund focusing on early-stage investing, and Draper Goren Holm, a Fintech Venture Studio focused on investing in early-stage blockchain startups, a Senior Blockchain Fellow at INSEAD, a non-profit, private university in France, in which he supports the institution on being at the forefront of global digital transformation, and is recognized as a "Blockchain 100" Global Leader by Lattice80. He is an internationally acclaimed author, having published three books, and a frequent columnist for leading blockchain publications. He holds a Bachelor of Commerce from the University of Toronto, a Master of Business Administration from INSEAD, earned in 2017, and a Master of Global Affairs, as a Schwarzman Scholar, from Tsinghua University, earned in 2018. Mr. Madhavji has deep expertise in emerging technologies and blockchain start-ups which the Board believes, particularly in light of the Company's entry into the cryptocurrency mining sector in 2020, qualifies him to serve as a director.

David C. Michaels has served as our Chairman of the Board since January 2017 and as a member of the Board since August 2013. Mr. Michaels served as the Chief Financial Officer of the American Institute for Economic Research, Inc., an internationally-recognized economics research and education organization, from October 2008 until his retirement in May 2018. Prior to that, Mr. Michaels served as Chief Financial Officer at Starfire Systems, Inc. from December 2006 to September 2008. Mr. Michaels worked at Albany International Corp. from March 1987 to December 2006 as Vice President, Treasury and Tax, and Chief Risk Officer. Mr. Michaels also worked at Veeco Instruments from May 1979 to March 1987 in various roles including Controller and Tax Manager. Mr. Michaels is a member of the Board of Directors and Chair of the Audit Committee of Iverson Genetic Diagnostics, Inc. Mr. Michaels also serves as a member of the Board of Governors and Treasurer of the Country Club of Troy. Mr. Michaels has a Bachelor of Science degree with dual majors in Accounting and Finance and a minor in Economics from the University at Albany and completed graduate-level coursework at the C.W. Post campus of Long Island University. Mr. Michaels also completed the Leadership Institute Program at the Lally School of Management & Technology at Rensselaer Polytechnic Institute. Mr. Michaels contributes more than 30 years of international financial and operating experience in a wide variety of roles in both public and private organizations to the Board, which the Board believes qualifies him to serve as a director.

William Hazelip was appointed to the Board on February 23, 2021. Since 2015, he has served as Vice President of National Grid PLC, a multinational electricity and gas utility company headquartered in London, England. He has also served as National Grid PLC's President, Global Transmission (US) since 2017 and President of Strategic Growth for National Grid Ventures since August 2019, developing new business opportunities in electric transmission, energy storage, and renewable energy. Prior to joining National Grid, PLC, he was the Managing Director, Business Development at Duke Energy Corporation and the President of Path 15 Transmission, an independent electric transmission company in California, where he led the acquisition for Duke Energy Corporation. Mr. Hazelip also has extensive experience serving on the board of directors of companies. He currently serves as member of the board of directors of Millennium Pipeline Corporation, a multi-billion dollar natural gas pipeline company, the Vice-Chairman of the board of directors of New York Transco, a growing electric transmission company, and a board of directors representative of Clean Energy Generation, a renewable energy and battery energy storage joint venture with NextEra Energy Resources. Mr. Hazelip began his career as an Area Director for CWL Investments, LLC, a Michigan investor group that owns and operates restaurant franchises including Jimmy John's Gourmet Sandwich Shops. Mr. Hazelip earned a Bachelor of Arts from Emory University, Atlanta, GA, and an International Master of Business Administration (IMBA) from the Darla Moore School of Business at the University of South Carolina. Mr. Hazelip is an accomplished leader in the energy industry, with deep experience in utility project development, financing, regulation, and operations, which the Board believes, particularly in light of the Company's involvement with the renewable energy sector as it relates to their cryptocurrency mining subsidiary, qualifies him to serve as a director.

Thomas J. Marusak has served as a member of the Board since December 2004. Additionally, Mr. Marusak has served as a member of the Boards of Directors of our subsidiaries MTI Instruments since April 2011 and EcoChain since January 2020. Since 1986, Mr. Marusak has served as President of Comfortex Corporation, a manufacturer of window blinds and specialty shades. Mr. Marusak was a member of the Advisory Board of Directors for Key Bank of New York from 1996 through 2004 and served on the Board of Directors of the New York Energy Research and Development Authority from 1998 through 2006. In 2019, Mr. Marusak retired from the Board of Directors of the Capital District Physician's Health Plan, Inc., in Albany, where he had served for the prior eight years and had participated as a member of the board's Finance, Compensation, Audit, Investment, and Executive Committees. Additionally, Mr. Marusak has served as a Board member for the following entities in the course of his professional career: Center for Economic Growth (past Chair), Dynabil Corp. (Advisory Board), and the Albany Chamber of Commerce (Executive Board). Mr. Marusak received a B.S. in Engineering from Pennsylvania State University and an M.S. in Engineering from Stanford University. Mr. Marusak brings technical development, manufacturing experience, product development and introduction, financial accounting, and human resources expertise to the Board, as well as relevant experience in committee and board service, which the Board believes qualifies him to serve as a director.

Michael Toporek was named our Chief Executive Officer on November 2, 2020 and has served as a member of the Board since October 2016. Since 2003, Mr. Toporek has served as the Managing General Partner of Brookstone Partners, a lower middle market private equity firm based in New York and an affiliate of Brookstone XXIV. Prior to founding Brookstone Partners in 2003, Mr. Toporek was both an active principal investor and an investment banker. Mr. Toporek began his career in Chemical Bank's Investment Banking Group, later joining Dillon, Read and Co., which became UBS Warburg Securities Ltd. during his tenure, and SG Cowen and Company. Mr. Toporek currently serves on the Board of Trustees of Harlem Academy and on the Board of Directors of Capstone Therapeutics Corp. Mr. Toporek has a B.A. in Economics and an M.B.A. from the University of Chicago in Finance/Accounting. Mr. Toporek brings strategic and financial expertise to the Board as a result of his experience with Brookstone Partners, which the Board believes qualifies him to serve as a director. As part of our sale of 3,750,000 shares of Common Stock to Brookstone XXIV in October 2016, Brookstone XXIV has two designated directors that sit on the Board; Mr. Toporek is one such director.

There are no family relationships among any of our directors or executive officers.

Audit Committee

The Audit Committee consists of Mr. Michaels (Chairman), Mr. Phelan, Mr. Hirshfield, and Mr. Madhavji (effective March 9, 2021). The Board has determined that each member of the Audit Committee is independent, as defined under the applicable rules and listing standards of Nasdaq Stock Market LLC and SEC rules and regulations.  In addition, the Board has determined that Mr. Michaels qualifies as an "audit committee financial expert" as defined in the rules and regulations of the SEC. Mr. Michael's designation by the Board as an "audit committee financial expert" is not intended to be a representation that he is an expert for any purpose as a result of such designation, nor is it intended to impose on him any duties, obligations, or liability greater than the duties, obligations, or liability imposed on him as a member of the Audit Committee and the Board in the absence of such designation.

Executive Officers Who Are Not Directors

Jessica L. Thomas, age 47, joined MTI as our Chief Financial Officer in July 2020. Ms. Thomas supervises the Company's financial reporting, treasury, human resources, and risk management. Prior to her employment with the Company, Ms. Thomas served as Director of Optimization for Pregis, LLC, a provider of protective packaging materials, from 2014 through July 2020, where she was responsible for operations, system, and financial optimization. From 2009 through 2014, Ms. Thomas worked at Plasan NA as Manager of Budget & Control and Financial Planning & Analysis and was also responsible for compliance with government contracting, including monitoring compliance with Defense Contract Audit Agency  and Federal Acquisition Regulations. From 2007 to 2009, Ms. Thomas was a Senior Staff Auditor at Cruden & Company, CPA's PLLC. Ms. Thomas has also held positions in the banking industry as an officer at Key Bank and a Bank Branch Manager at M&T Bank. Ms. Thomas received a bachelor's degree in Business Administration and Accounting from Siena College and an M.B.A. in Finance & International Finance from Northeastern University. Ms. Thomas obtained her Certified Public Accountant license in May 2009, has been a member of the American Institute of Certified Public Accountants (AICPA) since 2005, and holds the Chartered Global Management Accountant (CGMA) designation.

Moshe Binyamin, age 51, joined MTI Instruments in September 2019 and served as the Director of Market Management and Strategic Growth until January 2020, when he was appointed Chief Operating Officer responsible for all operational aspects of the Company. In May 2020, he was appointed as President of MTI Instruments. Prior to joining MTI Instruments, Mr. Binyamin served in several roles with Datto Inc. (formerly Autotask Corp.), a cybersecurity and data backup company. During his 12-year tenure there, his positions included Director of Market Management from 2017 to 2019, in which he was responsible for the achievement of strategic objectives for Autotask Workplace (File Sync and Share) and Autotask Endpoint Backup products, and Director of Strategic Programs from 2014 to 2017, in which he was responsible for the co-ordination and management of all company-wide strategic projects as part of Autotask's accelerated growth initiatives as set forth by Autotask's executive team and Vista Equity Partners' Autotask board. Prior to joining Datto, Mr. Binyamin was the Global Product Manager for Pitney Bowes (Formerly MapInfo). Mr. Binyamin is a graduate of Vista Equity Partner's exclusive HPLP (High Potential Leadership Program) with focus on business administration, management, and operations. He holds a Computer Analyst in Applied Science degree, obtained in 1991, from Israeli Defense Forces.

Our executive officers are elected or appointed by the Board and hold their respective offices until their respective successors are elected and qualified or until their earlier resignation or removal.

Delinquent Section 16(A) Reports

Section 16(a) of the Exchange Act, requires our directors, our executive officers, and persons who beneficially own of more than 10% of the Common Stock to file with the SEC initial reports of ownership of the Common Stock and other equity securities on a Form 3 and report of changes in such ownership on a Form 4 or Form 5. Officers, directors, and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of all Forms 3, 4, and 5 and amendments thereto furnished to us during the most recent fiscal year and written representations by the persons required to file such reports, all filing requirements of Section 16(a) were satisfied with respect to our most recent fiscal year except as follows: one Form 4 was filed late by Ms. Thomas with respect to one transaction - her receipt of a grant of restricted stock awards, and Mr. Madhavji filed a late Form 3.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics for employees, officers and directors. A copy of the Code of Conduct and Ethics is available on our website at https://www.mechtech.com under Investors, Governance Documents.

Item 11: Executive Compensation

Compensation Philosophy

The primary objectives of our compensation policies are to attract, retain, motivate, develop, and reward our management team for executing our strategic business plan, thereby enhancing stockholder value, while recognizing and rewarding individual and Company performance. These compensation policies include: (i) an overall management compensation program that is competitive with companies of similar size or within our industries and (ii) long-term incentive compensation in the form of stock-based compensation that is aimed towards encouraging management to continue to focus on stockholder returns. Our executive compensation program ties a substantial portion of our executives' overall compensation to key strategic, financial, and operational goals, including: establishing and maintaining customer relationships; signing original equipment manufacturer agreements; meeting revenue targets and profit and expense targets; introducing new products; progressing products towards manufacturing; and improving operational efficiency.

We believe that potential equity ownership in the Company is important to provide executive officers with incentives to build value for our stockholders. We believe that equity awards provide executives with a strong link to our short-term and long-term performance while creating an ownership culture to maintain the alignment of interests between our executives and our stockholders. When implemented responsibly, we also believe these equity incentives can function as a powerful executive retention tool.

The Compensation Committee of the Board, consisting entirely of independent directors, administers our compensation plans and policies, including the establishment of policies that govern base salary as well as short-term and long-term incentives for our executive management team.

Summary of Cash and Other Compensation

The following table sets forth the total compensation awarded to, earned by, or paid to, for services rendered in all capacities to the Company during the fiscal years ended December 31, 2020 and December 31, 2019, our "named executive officers," as defined in SEC rules.

Summary Compensation Table

Name and Principal Position	Year	Salary	Non-Equity Incentive Plan Compensation ($) (2)	All Other Compensation (3)	Total
Frederick W. Jones (1)	2020	$145,141	-	$34,992	$180,133
Chief Executive, Chief Financial Officer and Secretary	2019	192,995	$25,000	7,720	225,715
Michael Toporek (4) Chief Executive Officer	2020	20,192	-	-	20,192
Jessica L. Thomas (5) Chief Financial Officer	2020	73,326	-	-	73,326

(1)	Mr. Jones resigned from the Company effective September 11, 2020.

(2)	The amounts shown in this column represent accruals made pursuant to the successful completion of certain performance objectives pursuant to Mr. Jones' employment agreement.

(3)

"All Other Compensation" for Mr. Jones consisted of $6,588 of matching contributions to our 401(k) plan and a $28,404 payment for accrued but unused vacation time in 2020 and solely matching 401(k) contributions in 2019.

(4)	Mr. Toporek became Chief Executive Officer of the Company effective October 28, 2020.

(5)	Mrs. Thomas became Chief Financial Officer of the Company effective July 1, 2020.

Base Salary and Cash Incentives of our Chief Executive Officer and Chief Financial Officer

On May 5, 2017, the Company entered into an employment agreement with Mr. Jones to serve as its Chief Executive Officer and Chief Financial Officer. The agreement provided for an initial term ending December 31, 2018, and, unless either party provided written notice that the agreement would not be renewed, was renewed for an additional year on December 31, 2018 and each subsequent December 31; such non-renewal could be for any or for no stated reason. Mr. Jones resigned from the Company and provided notice of non-renewal on August 24, 2020.

The agreement provided that Mr. Jones would receive an annual base salary of $182,310 or such higher figure as may be agreed upon from time to time by the Board. Mr. Jones was also eligible to receive an annual bonus in accordance with our executive bonus program, which is established annually by the Board at its sole discretion, and also could have received, at our sole discretion, an additional, discretionary bonus in connection with his annual evaluation by the Board. Mr. Jones was also eligible to receive options to purchase Common Stock or other equity awards under our equity incentive plans in such amounts as determined by the Board, and was entitled to such employee benefits, if any, as are generally provided to our full-time employees.

In January 2019, the Compensation Committee increased Mr. Jones' annual base salary to $193,125. The Compensation Committee approved a $25,000 payment for Mr. Jones for his additional responsibilities and duties relative to the Company's initiative to establish EcoChain and associated investment in the field of vertically integrated energy production and cryptocurrency mining. As such, we accrued for Mr. Jones, as of December 31, 2019, a $25,000 payment. This accrual was paid in full during January 2020.

In January 2020, the Compensation Committee increased Mr. Jones' annual base salary to $198,919.

Mr. Jones resigned as the Company's Chief Executive Officer and Chief Financial Officer effective September 11, 2020. Upon his resignation, all options to purchase Common Stock held by Mr. Jones were exercisable within 90 days and were exercised by him within that timeframe. Due to the voluntary nature of his resignation, Mr. Jones did not receive any termination or other payments in connection with his resignation.

In addition to base salary compensation, we consider short-term cash incentives to be an important tool in motivating and rewarding near-term performance against established short-term goals. We do not utilize a specific formula, but executive management is eligible for cash awards contingent upon achievement of individual, financial, or Company-wide performance criteria. The criteria are established to ensure that a reasonable portion of an executive's total annual compensation is performance-based.

We believe that the higher an executive's level of responsibility, the greater the portion of that executive's total earnings potential should be tied to the achievement of critical technological, operational, and financial goals. We believe that this strategy places the desired proportionate level of risk and reward on performance by the executive officers.

While performance targets are established at levels that are intended to be achievable, we believe that we have structured these incentives so that maximum bonus payouts would require a substantial level of both individual and Company performance.

Long-Term Equity Incentive Compensation

Equity awards typically take the form of stock options, restricted stock grants, or restricted stock units under our equity compensation plans. Authority to make equity awards to executive officers rests with the Compensation Committee. In determining the size of awards for new or current executives, the Compensation Committee consider the competitive market, strategic plan performance, contribution to future initiatives, benchmarking of comparative equity ownership for executives in comparable positions at similar companies, individual option history, and recommendations of our Chief Executive Officer and Chairman.

   We generally base our criteria for performance-based equity awards on one or more of the following long-term measurements:

  procurement and maintenance of original equipment manufacturer alliance/strategic agreements;

  manufacturing readiness;

  financing targets;

  gross revenue and profit goals;

  operating expense improvements; and

  product launches, new product introductions, or improvements to existing products or product-intent prototypes.

These performance measurements support various initiatives identified by the Board as critical to our future success, and are either expressed as absolute in terms of success or failure or will be measured in more qualitative terms.

The timing of all equity awards for our named executive officers have coincided with either employment anniversary dates or our annual meeting dates, or such equity awards are granted at the next scheduled meeting of the Compensation Committee following the completion or assignment of the applicable objectives. We do not time equity grants to our executives in coordination with the release of material non-public information, nor do we impose any equity ownership guidelines on our executives.

Outstanding Equity Awards at Fiscal Year End

The following table provides information as to equity awards granted by the Company and held by Michael Toporek and Jessica Thomas and outstanding as of December 31, 2020. Frederick Jones held no outstanding equity awards of the Company at December 31, 2020.

	Option Awards					Stock Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)
Michael Toporek	12/12/2018	3,750 (1)	3,750	0.90	12/12/2028	-	-

Jessica L. Thomas	07/01/2020	-	25,000	0.70	07/01/2030	7,500	$27,225

(1)	One-half of the unvested options will vest on 12/12/2021 and the remaining will vest on 12/12/2022.

Director Compensation for Fiscal Year 2020

Directors who are also our employees, in particular Mr. Toporek, are not compensated for serving on the Board.

On January 14, 2020, the Board's Compensation Committee authorized non-employee directors to continue to receive cash compensation of $10,000 per year, with additional consideration for the lead independent director of $5,000 per year. The Committee also authorized special one-time restricted stock awards to the CEO and members of the Company's Investment Committee, as shown in the table below. The restricted stock awards vest in two equal annual installments beginning on January 14, 2021. Future director compensation will be determined by the Compensation Committee.

Name	Fees Earned or Paid in Cash	Total	Stock Award ($)
Edward R. Hirshfield (1)	$10,000	$10,000	--
Matthew E. Lipman (2)	$10,000	$10,000	--
Thomas J. Marusak (3)	$10,000	$10,000	$15,310
David C. Michaels (4)	$15,000	$15,000	$15,310
William P. Phelan (5)	$10,000	$10,000	$34,650

(1) As of December 31, 2020, Mr. Hirshfield had 7,500 options outstanding, 3,750 of which were exercisable.

(2) As of December 31, 2020, Mr. Lipman had 7,500 options outstanding, 3,750 of which were exercisable.

(3) As of December 31, 2020, Mr. Marusak had 44,500 options outstanding, 38,250 of which were exercisable.

(4) As of December 31, 2020, Mr. Michaels had 43,000 options outstanding, 35,500 of which were exercisable.

(5) As of December 31, 2020, Mr. Phelan had 83,500 options outstanding, 77,250 of which were exercisable.

Summary of the Company's Equity Incentive Plans

General Plan Information

As of December 31, 2020, the Company had two equity compensation plans pursuant to which equity awards could be granted or under which equity awards were outstanding - the Amended and Restated 2012 Plan (the "2012 Plan") and the 2014 Equity Incentive Plan (the "2014 Plan").

Additionally, the Company's stockholders approved the Company's 2021 Stock Incentive Plan at a special meeting of stockholders on March 25, 2021 (the "2021 Plan" and, together with the 2012 Plan and the 2014 Plan, the "Plans"). The 2021 Plan was adopted by the Board on February 12, 2021 and approved by our stockholders on March 25, 2021.

2012 Plan

The 2012 Plan, was adopted by the Board on April 14, 2012 and approved by our stockholders on June 14, 2012. The 2012 Plan was amended and restated by the Board effective October 20, 2016 to (i) permit the award agreement or another agreement entered into between the Company and the award grantee to vary the method of exercise of options issued under the 2012 Plan and (ii) permit another agreement entered into between the Company and the award grantee, in addition to the award agreement, to vary the provisions governing expiration of options or other awards under the 2012 Plan following termination of the award recipient's service with the Company. The 2012 Plan provides that an aggregate of 600,000 shares of Common Stock may be awarded or issued pursuant to the 2012 Plan. The number of shares of Common Stock that may be awarded under the 2012 Plan and awards outstanding may be subject to adjustment on account of any recapitalization, reclassification, stock split, reverse stock split, and other dilutive changes in the Common Stock. Under the 2012 Plan, the Board is authorized to issue stock options (incentive and nonqualified), stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards to employees, officers, directors, consultants, and advisors of the Company and its subsidiaries. Incentive stock options may only be granted to employees of the Company and its subsidiaries. As of December 31, 2020, options to purchase 240,680 shares of Common Stock were outstanding under the 2012 Plan, of which 118,500 were exercisable, with 1,750 shares reserved for future grants of equity awards under the 2012 Plan.

2014 Plan

The 2014 Plan was adopted by the Board on March 12, 2014 and approved by our stockholders on June 11, 2014. The 2014 Plan provides an aggregate number of 500,000 shares of Common Stock that may be awarded or issued under the 2014 Plan. The number of shares that may be awarded under the 2014 Plan and awards outstanding may be subject to adjustment on account of any stock dividend, spin-off, stock split, reverse stock split, split-up, recapitalization, reclassification, reorganization, combination or exchange of shares, merger, consolidation, liquidation, business combination, exchange of shares, or the like. Under the 2014 Plan, the Board-appointed administrator of the 2014 Plan is authorized to issue stock options (incentive and nonqualified), stock appreciation rights, restricted stock, restricted stock units, phantom stock, performance awards, and other stock-based awards to employees, officers, and directors of, and other individuals providing bona fide services to or for, the Company or any affiliate of the Company. Incentive stock options may only be granted to employees of the Company and its subsidiaries. As of December 31, 2020, options to purchase 239,000 shares of Common Stock were outstanding under the 2014 Plan, of which 157,500 were exercisable, with 9,375 shares reserved for future grants of equity awards under the 2014 Plan.

2021 Plan

The 2021 Plan was adopted by the Board on February 12, 2021, and approved by the stockholders on March 25, 2021. The 2021 Plan authorizes the Company to issue such shares of Common Stock upon the exercise of stock options, the grant of restricted stock awards, and the conversion of restricted stock units (collectively, the "Awards"). The Compensation Committee has full authority, subject to the terms of the 2021 Plan, to interpret the 2021 Plan and establish rules and regulations for the proper administration of the 2021 Plan. Subject to certain adjustments as provided in the 2021 Plan, the maximum aggregate number of shares of Common Stock that may be issued under the 2021 Plan (i) pursuant to the exercise of stock options, (ii) as restricted stock, and (iii) as available pursuant to restricted stock units shall be limited to (A) during the Company's fiscal year ending December 31, 2021, 1,460,191 shares of Common Stock, and (B) beginning with the Company's fiscal year ending December 31, 2022), 15% of the number of shares of Common Stock outstanding. Subject to certain adjustments as provided in the 2021 Plan, (i) shares of Common Stock subject to the 2021 Plan shall include shares of Common Stock forfeited in a prior year and (ii) the number of shares of Common Stock that may be issued under the 2021 Plan may never be less than the number of shares of Common Stock that are then outstanding under Award grants.

Prerequisites and Other Benefits

Our executive officers are eligible to participate in similar benefit plans available to all our other employees including medical, dental, vision, group life, disability, accidental death and dismemberment, paid time off, and 401(k) plan benefits.

We also maintain a standard directors and officers liability insurance policy with coverage similar to the coverage typically provided by other small publicly-held technology companies.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

As of December 31, 2020, we had three equity compensation plans, each of which was originally approved by our shareholders. The following table presents information regarding the Plans as of December 31, 2020:

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

Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The following table sets forth certain information regarding shares of Common Stock beneficially owned as of April 14, 2021, for (i) each stockholder known to be the beneficial owner of more than 5% of our outstanding shares of common stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares over which such person, directly or indirectly, exercises sole or shared voting or investment power.

	Shares Beneficially Owned
Name and Address of Beneficial Owner (2)	Number (2)	Percent of Class(1)
Executive Officers
Jessica L. Thomas	7,500	*
Moshe Binyamin (3)	15,671	*
Michael Toporek (4)(10)	3,761,250	38.0%

Non-Employee Directors
Edward R. Hirshfield (5)	11,250	*
Matthew E. Lipman (6)(10)	3,761,350	38.0%
Thomas J. Marusak (7)	218,275	2.2%
David C. Michaels (8)	140,977	1.4%
William P. Phelan	244,750	2.5%
William Hazelip	-	-
Alykhan Madhavji	-	-

All current directors and executive officer as a group (10 persons)	4,411,023	44.1%

Persons or Groups Holding More than 5% of the Common Stock
Brookstone Partners Acquisition XXIV, LLC (9) 232 Madison Avenue, Suite 600 New York, NY 10016	3,750,000	37.9%

(1)          Based on 9,889,762 shares of Common Stock outstanding on April 14, 2021 and, with respect to each individual holder, rights to acquire shares of Common Stock exercisable within 60 days of April 14, 2021.

(2)          Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned by the stockholder.

(3)          Includes 3,750 shares of Common Stock issuable to Mr. Binyamin upon exercise of stock options exercisable within 60 days of April 14, 2021.

(4)          Includes 3,750 shares of Common Stock issuable to Mr. Toporek upon exercise of stock options exercisable within 60 days of April 14, 2021.  Also includes 3,750,000 shares of Common Stock owned by Mr. Toporek indirectly pursuant to his position with Brookstone  XXIV and/or its affiliates.

(5)          Includes 3,750 shares of Common Stock issuable to Mr. Hirshfield upon exercise of stock options exercisable within 60 days of April 14, 2021.

(6)          Includes 3,750 shares of Common Stock issuable to Mr. Lipman upon exercise of stock options exercisable within 60 days of April 14, 2021.  Also includes 3,750,000 shares of Common Stock owned by Mr. Lipman indirectly pursuant to his position with Brookstone Partners XXIV and/or its affiliates.

(7)          Includes 38,250 shares of Common Stock issuable to Mr. Marusak upon exercise of stock options exercisable within 60 days of April 14, 2021.

(8)          Includes 35,500 shares of Common Stock issuable to Mr. Michaels upon exercise of stock options exercisable within 60 days of April 14, 2021.

(9)          Representatives of Brookstone XXIV have provided us the following information: As the Manager of Brookstone XXIV, Brookstone Partners I.A.C. may be deemed to beneficially own the shares of Common Stock owned directly by Brookstone XXIV. Michael Toporek is President of Brookstone Partners I.A.C. and Matthew Lipman is Secretary of Brookstone Partners I.A.C. and share voting and dispositive power over the shares of Common Stock owned by Brookstone XXIV. As a result of the foregoing, in computing the beneficial ownership of all executive officers and directors, as a group, the 3,750,000 shares of Common Stock owned indirectly by each of Mr. Toporek and Mr. Lipman, as a result of their interests in Brookstone XXIV and/or its affiliates, is only counted once.  The address of each of Brookstone XXIV, Brookstone Partners I.A.C., Michael Toporek, and Matthew Lipman is 232 Madison Avenue, Suite 600, New York, New York 10016.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Review and Approval or Ratification of Transactions with Related Persons

We have adopted a written policy requiring that all related person transactions be reported to our executive management and/or the Board and approved or ratified by the Audit Committee. In completing its review of proposed related person transactions, the Audit Committee considers the aggregate value of the transaction, whether the transaction was undertaken in the ordinary course of business, the nature of the relationships involved, and whether the transaction is on terms comparable to those that could be obtained in arm's length dealings with an unrelated third party.

We believe the terms of any transactions with related persons are as fair to us as those obtainable from unaffiliated third parties.

The following is a summary of transactions between MTI and certain related persons, as required to be disclosed under applicable SEC rules, that occurred since January 1, 2019, and any ongoing related relationships with related persons:

Legal Services

During the years ended December 31, 2020 and December 31, 2019, the Company incurred $95,000 and $54,000, respectively, to Couch White, LLP for legal services associated with contract review. During 2021 (through April 27, 2021), the Company incurred $55,000 respectively, to Couch White, LLP for various corporate and governance matters.  A partner at Couch White, LLP is an immediate family member of Thomas J. Marusak, one of our directors. We anticipate using Couch White for certain legal services in the future.

Soluna Transactions

On January 8, 2020, the Company formed EcoChain as a wholly-owned subsidiary to pursue a new business line focused on cryptocurrency and the blockchain ecosystem. In connection with this new business line, EcoChain established a facility to mine cryptocurrencies and integrate with the blockchain network. Pursuant to an Operating and Management Agreement dated January 13, 2020, by and between EcoChain and Soluna Technologies, Ltd. ("Soluna"), a Canadian company that develops vertically-integrated, utility-scale computing facilities focused on cryptocurrency mining and cutting-edge blockchain applications, Soluna assisted the Company, and later EcoChain,  in developing, and is now operating, the cryptocurrency mining facility. The Operating and Management Agreement requires, among other things, that Soluna provide developmental and operational services, as directed by EcoChain, with respect to the cryptocurrency mining facility in exchange for EcoChain's payment to Soluna of a one-time management fee of $65,000 and profit-based success payments in the event EcoChain achieves explicit profitability thresholds. Once aggregate earnings before interest, taxes, depreciation and amortization of the mine exceeds the total amount of funding provided by EcoChain to Soluna (whether pursuant to this agreement or otherwise) for the purposes of creating, developing, assembling, and constructing the mine (the "Threshold"), Soluna is entitled to ongoing success payments of 20.0% of the earnings before interest, taxes, depreciation and amortization of the mine. As of the date of this Proxy Statement, no additional payments have been made or are due, as the Threshold has not been achieved. Pursuant to the Operating and Management Agreement, during the developmental phase of the cryptocurrency mining facility, which ended on March 14, 2020, Soluna gathered and analyzed information with respect to EcoChain's cryptocurrency mining efforts and produced budgets, financial models, and technical and operational plans, including a detailed business plan, that it delivered to EcoChain in March 2020 (the "Deliverables"), all of which was designed to assist with the efficient implementation of a cryptocurrency mine. The agreement provided that, following EcoChain's acceptance of the Deliverables, which occurred on March 23, 2020, Soluna, on behalf of EcoChain, would commence operations of the cryptocurrency mine in a manner that would allow EcoChain to mine and sell cryptocurrency. In that regard, on May 21, 2020, EcoChain acquired the intellectual property of GigaWatt, Inc. ("GigaWatt") and certain other property and rights of GigaWatt associated with GigaWatt's operation of a crypto-mining operation located in Washington State. The acquired assets formed the cornerstone of EcoChain's current cryptocurrency mining operation. EcoChain sells for U.S. dollars all cryptocurrency it mines and is not in the business of accumulating cryptocurrency on its balance sheet for speculative gains. On October 22, 2020, EcoChain loaned Soluna $112,000 to acquire additional assets from the bankruptcy trustee for GigaWatt's assets.  On the same day, Soluna transferred title of the assets to EcoChain, which under the terms thereof paid off the note.

On November 19, 2020, EcoChain and Soluna entered into a second Operating and Management Agreement related to a potential location for a cryptocurrency mine in the Southeast United States. In accordance with the terms of the agreement, EcoChain paid Soluna $150,000 in 2020 and $100,000 to date during 2021.

On December 1, 2020, EcoChain and Soluna entered into a third Operating and Management Agreement with respect to a potential location for a cryptocurrency mine in the Southwestern United States, pursuant to which EcoChain paid Soluna $38,000 during 2020; this target location did not meet the business requirements to continue pursuing the potential acquisition, and as a result EcoChain will not make any further payments to Soluna under this agreement.

Each Operating and Management Agreement requires that Soluna provide project sourcing services to EcoChain, including acquisition negotiations and establishing an operating model, investments/financing timeline, and project development path.

Simultaneously with entering into the initial Operating and Management Agreement with Soluna, the Company, pursuant to a purchase agreement it entered into with Soluna, made a strategic investment in Soluna by purchasing 158,730 Class A Preferred Shares of Soluna for an aggregate purchase price of $500,000 on January 13, 2020. After acceptance of the Deliverables, as required by the terms of the purchase agreement, on March 23, 2020, the Company purchased an additional 79,365 Class A Preferred Shares of Soluna for an aggregate purchase price of $250,000. The Company also has the right, but not the obligation, to purchase additional equity securities of Soluna and its subsidiaries (including additional Class A Preferred Shares of Soluna) if Soluna secures certain levels or types of project financing with respect to its own wind power generation facilities. The Company has additionally entered into a Side Letter Agreement, dated January 13, 2020, with Soluna Technologies Investment I, LLC, a Delaware limited liability company that owns, on a fully diluted basis, 61.5% of Soluna and is controlled by a Brookstone Partners-affiliated director of the Company. The Side Letter Agreement provides for the transfer to the Company, without the payment of any consideration by the Company, of additional Class A Preferred Shares of Soluna in the event Soluna issues additional equity below agreed-upon valuation thresholds.

Several of Soluna's equityholders are affiliated with Brookstone Partners, the investment firm that holds an equity interest in the Company through Brookstone XXIV. The Company's two Brookstone-affiliated directors also serve as directors and, in one case, as an officer, of Soluna and also have ownership interest in Soluna. In light of these relationships, the various transactions by and between the Company and EcoChain, on the one hand, and Soluna, on the other hand, were negotiated on behalf of the Company and EcoChain via an independent investment committee of Board and separate legal representation. The transactions were subsequently unanimously approved by both the independent investment committee and the full Board.

Three of our directors have various affiliations with Soluna.

Michael Toporek, our Chief Executive Officer and a director, owns (i) 90% of the equity of Soluna Technologies Investment I, LLC, which owns 58.8% of Soluna and (ii) 100% of the equity of MJT Park Investors, Inc., which owns 3.1% of Soluna, in each case on a fully-diluted basis. Mr. Toporek does not own directly, or indirectly, any equity interest in Tera Joule, LLC, which owns 8.4% of Soluna; however, as a result of his 100% ownership of Brookstone IAC, Inc., which is the manager of Tera Joule, LLC, he has dispositive power over the equity interests that Tera Joule owns in Soluna.

In addition, one of our directors, Matthew E. Lipman, serves as a director and as acting Secretary and Treasurer of Soluna. Mr. Lipman does not directly own any equity interest in Tera Joule, LLC, which owns 8.4% of Soluna; however, as a result of his position as a director and officer of Brookstone IAC, Inc., which is the manager of Tera Joule, LLC, he has dispositive power over the equity interests that Tera Joule owns in Soluna.

Finally, our director William P. Phelan serves as an observer on Soluna's board of directors on behalf of the Company.

As a result of the relationships and transactions set forth above, the approximate dollar value of the amount of Mr. Toporek's and Mr. Lipman's interest in the Company's transactions with Soluna during the year ended December 31, 2020, was $631,000 and $0, respectively. During 2021, through April 27, 2021, the approximate dollar value of the amount of Mr. Toporek's and Mr. Lipman's interest in the Company's transactions with Soluna was $56,020 and $0, respectively.

The Company's investment in Soluna is carried at the cost of investment and is $750,000 as of April 27, 2021. The Company owns approximately 1.81% of Soluna's common stock, calculated on a fully-diluted basis, as of April 27, 2021.

Director Independence

The Board has determined that Messrs. Hazelip, Hirshfield, Madhavji, Marusak, Michaels, and Phelan are "independent directors," as defined by the rules and listing standards of The Nasdaq Stock Market LLC. In making this determination, the Board considered the transactions and relationships disclosed above.

Item 14: Principal Accounting Fees and Services

Wojeski & Company CPAs, P.C. ("Wojeski") served as the Company's independent registered public accounting firm during the years ended December 31, 2020 and 2019. The following sets forth fees billed by Wojeski for the audit of our annual financial statements and other services rendered during each of those years(1):

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Audit Fees	$ 77,500	$ 60,000
Audit-Related Fees	9,000	9,000
Tax Fees	10,000	9,000
All Other Fees	-	-
Total	$ 96,500	$ 78,000

(1)   The aggregate amounts included in Audit Fees and Tax Fees are classified by the related fiscal periods for the audit of our annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed or to be billed during those fiscal periods.

Audit Fees

Audit fees for the fiscal years ended December 31, 2020 and 2019, were for professional services rendered for the audits of our consolidated financial statements included in our Annual Report Disclosure Statements as prescribed by the OTC Markets quotation system OTC Pink Current Information tier  (2019) and for our Annual Report on Form 10-K (2020) and review of interim financial information posted to the OTC Markets web site during those years.

Audit-Related Fees

Audit-related fees during the fiscal years ended December 31, 2020 and 2019 were for the annual audit of our pension plan in each of those years.

Tax Fees

Tax fees during the fiscal years ended December 31, 2020 and 2019 were for services related to tax compliance, including the preparation of tax returns and claims for refunds, and tax planning and tax advice, including advice related to proposed transactions.

The Audit Committee has considered whether the provision of the non-audit services above is compatible with maintaining the auditors' independence, and has concluded that it is.

Audit Committee Pre-Approval Policies and Procedures

The Audit Committee has adopted the following policies and procedures under which frequently-utilized audit and non-audit services are pre-approved by the Audit Committee and the authority to authorize the independent registered public accountants to perform such services is delegated to a single committee member or executive officer.

a)    Annual audit, quarterly review, and annual tax return services will be pre-approved upon review and acceptance of the tax and audit engagement letters submitted by the independent registered public accountants to the Audit Committee.

b)    Additional audit and non-audit services related to the resolution of accounting issues or the adoption of new accounting standards, audits by tax authorities, or reviews of public filings by the SEC must be pre-approved by the Audit Committee and the authority to authorize the independent registered public accounting firm to perform such services is delegated to the Chairman of the Audit Committee for fees up to $5,000, and for fees above $5,000 entire Committee approval is required.

c)    Additional audit and non-audit services related to tax savings strategies, tax issues arising during the preparation of tax returns, tax estimates, and tax code interpretations must be pre-approved by the Audit Committee and the authority to authorize the independent registered public accounting firm to perform such services is delegated to the Chairman of the Audit Committee for fees up to $5,000, and for fees above $5,000 entire Committee approval is required.

d)    Additional audit and non-audit services related to the tax and accounting treatments of proposed business transactions must be pre-approved by the Audit Committee and the authority to authorize the independent registered public accountants to perform such services is delegated to the Chairman of the Audit Committee for fees up to $5,000, and for fees above $5,000 entire Committee approval is required.

e)    Quarterly and annually, a detailed analysis of audit and non-audit services will be provided to and reviewed with the Audit Committee.

All of the 2020 services described under the captions "Audit Fees," "Audit-Related Fees," and "Tax Fees" were approved by the Audit Committee.

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

15(a) (3)

Exhibits: The exhibits listed in the Exhibit Index below are filed as part of this Annual Report on Form 10-K.

Exhibit Number	Description
2.1	Agreement and Plan of Merger.*

3.1	Articles of Incorporation of the registrant.*

3.2	Bylaws of the registrant.*

3.3	Articles of Merger filed with the Secretary of State of Nevada.*

3.4	Certificate of Merger filed with the Department of State of New York.*

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

16
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

17
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

10.41	Mechanical Technology, Incorporated 2021 Stock Incentive Plan*, +

10.42	Form of Stock Option Agreement under the Mechanical Technology, Incorporated 2021 Stock Incentive Plan*, +

10.43	Form of Restricted Stock Agreement under the Mechanical Technology, Incorporated 2021 Stock Incentive Plan*, +

10.44	Form of Restricted Stock Unit Agreement under the Mechanical Technology, Incorporated 2021 Stock Incentive Plan*, +

21	Subsidiaries of the Registrant*

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.DEF	XBRL Taxonomy Definition Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

# Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been filed with the Securities and Exchange Commission pursuant to our application for confidential treatment. The items are identified in the exhibit with "**".

* Previously filed

+              Represents management contract or compensation plan or arrangement.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MECHANICAL TECHNOLOGY, INCORPORATED

Date: April 29, 2021	By:	/s/ Michael Toporek
Michael Toporek
Chief Executive Officer

Date: April 29, 2021	By:	/s/ Jessica L. Thomas
Jessica L. Thomas
Chief Financial Officer