Form 10-Q
period 2021-03-31
MECHANICAL TECHNOLOGY INC
filed 2021-05-17
CIK 64463

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

As of May 12, 2021, the Registrant had 12,309,117 shares of common stock outstanding.

MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Mechanical Technology, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2021 ( Unaudited) and December 31, 2020

(Dollars in thousands, except per share)	March 31,	December 31,
	2021	2020
Assets
Current Assets:
Cash	$2,722	$2,630
Accounts receivable	780	975
Inventories	923	828
Prepaid expenses and other current assets	955	346
Total Current Assets	5,380	4,779
Other assets	311	309
Deferred income taxes, net	759	759
Equity investment	750	750
Property, plant and equipment, net	1,056	847
Operating lease right-of-use assets	1,125	1,203
Total Assets	$9,381	$8,647

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$1,514	$300
Accrued liabilities	1,137	1,019
Operating lease liability	322	316
Income taxes payable	2	2
Total Current Liabilities	2,975	1,637

Other liabilities	203	203
Operating lease liability	808	891
Total Liabilities	3,986	2,731

Commitments and Contingencies (Note 8)
Stockholders' Equity:
Common stock, par value $0.001 per share, authorized 75,000,000; 10,884,850 issued in 2021 and 10,750,100 issued in 2020	11	11
Additional paid-in capital	137,607	137,462
Accumulated deficit	(118,459)	(117,793)
Common stock in treasury, at cost, 1,015,493 shares in both 2021 and 2020	(13,764)	(13,764)
Total Stockholders' Equity	5,395	5,916
Total Liabilities and Stockholders' Equity	$9,381	$8,647

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mechanical Technology, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2021 and 2020

(Dollars in thousands, except per share)	Three Months Ended
	March 31,
	2021	2020

Product revenue	$1,337	$1,583
Cryptocurrency revenue	995	-
Total revenue	2,332	1,583
Operating costs and expenses:
Cost of product revenue	452	527
Cost of cryptocurrency revenue	328	-
Research and product development expenses	386	403
Selling, general and administrative expenses	1,837	795
Operating (loss)	(671)	(142)
Other income, net	5	2
(Loss) before income taxes	(666)	(140)
Income tax benefit	-	3
Net (loss)	$(666)	$(137)

Net loss per share (Basic and Diluted)	$(.07)	$(.01)

Weighted average shares outstanding (Basic and Diluted)	9,796,863	9,570,677

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mechanical Technology, Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
For the Year Ended December 31, 2020

And the Three Months Ended March 31, 2021 (Unaudited)

(Dollars in thousands, except per share)	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total Stockholders' Equity

January 1, 2020	10,586,170	$10	$137,326	$(119,739)	1,015,493	$(13,764)	$3,833

Net loss	-	-	-	(137)	-	-	(137)

Stock based compensation	-	-	12	-	-	-	12

March 31, 2020	10,586,170	10	137,338	(119,876)	1,015,493	(13,764)	3,708

Net income	-	-	-	602	-	-	602

Stock based compensation	-	-	12	-	-	-	12

June 30, 2020	10,586,170	10	137,350	(119,274)	1,015,493	(13,764)	4,322

Net income	-	-	-	1,507	-	-	1,507

Stock based compensation	-	-	11	-	-	-	11

September 30, 2020	10,586,170	10	137,361	(117,767)	1,015,493	(13,764)	5,840

Net loss	-	-	-	(26)	-	-	(26)

Stock based compensation	-	-	19	-	-	-	19

Issuance of shares - option exercises	83,000	-	83	-	-	-	83

Issuance of shares - restricted stock	80,930	1	(1)	-	-	-	-

December 31, 2020	10,750,100	$11	$137,462	$(117,793)	1,015,493	$(13,764)	$5,916

Net loss	-	-	-	(666)	-	-	(666)

Stock based compensation	-	-	34	-	-	-	34

Issuance of shares - option exercises	77,250	-	62	-	-	-	62

Issuance of shares - restricted stock	57,500	-	49	-	-	-	49

March 31, 2021	10,884,850	$11	$137,607	$(118,459)	1,015,493	$(13,764)	$5,395

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mechanical Technology, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2021 and 2020

(Dollars in thousands)	Three Months Ended March 31,
	2021	2020
Operating Activities
Net loss	$(666)	$(137)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	93	22
Stock based compensation	34	12
Consultant stock compensation	25	-
Provision (recovery) for excess and obsolete inventories	(1)	(4)

Changes in operating assets and liabilities:
Accounts receivable	195	(228)
Inventories	(95)	(17)
Prepaid expenses and other current assets	(585)	(1)
Other long-term assets	(2)	-
Accounts payable	1,214	56
Operating lease, net	1	-
Accrued liabilities	118	(36)
Net cash provided by (used in) operating activities	331	(333)

Investing Activities
Purchases of equipment	(301)	(9)
Purchase of stock in equity investment	-	(750)
Net cash used in investing activities	(301)	(759)

Financing Activities
Proceeds from stock option exercises	62	-
Net cash provided by financing activities	62	-
Increase (decrease) in cash	92	(1,092)
Cash - beginning of period	2,630	2,510
Cash - end of period	$2,722	$1,418

Supplemental Disclosure of Cash Flow Information
Non-cash transactions:
Consultant stock compensation in prepaids and other assets	24	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.                   Nature of Operations

Description of Business

Mechanical Technology, Incorporated ("MTI" or "the Company"), a New York corporation until redomestication in the State of Nevada on March 29, 2021, was incorporated in 1961 and is headquartered in Albany, New York. The Company conducts two core businesses through its wholly-owned subsidiaries MTI Instruments, Inc. ("MTI Instruments"), which designs, manufactures and markets its products also at the Albany, New York location, and EcoChain, Inc. ("EcoChain"), which is engaged in cryptocurrency mining powered by renewable energy.

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

EcoChain was incorporated in Delaware on January 8, 2020. EcoChain has established a new business line focused on cryptocurrency mining and the blockchain ecosystem. In connection with the creation of the new business line, EcoChain has established a cryptocurrency mining facility that integrates with the cryptocurrency blockchain network in Washington State.  EcoChain focuses on sites that can be powered by renewable energy sources. In connection with the establishment of the EcoChain business, MTI purchased Class A Preferred Shares of Soluna Technologies, Ltd. ("Soluna"), a Canadian company that develops vertically-integrated, utility-scale computing facilities focused on cryptocurrency mining and cutting-edge blockchain applications.

Liquidity

The Company has historically incurred significant losses primarily due to its past efforts to fund direct methanol fuel cell product development and commercialization programs and had a consolidated accumulated deficit of approximately $118.5 million as of March 31, 2021. As of March 31, 2021, the Company had working capital of approximately $2.4 million, no debt, outstanding commitments related to EcoChain for $1 million for capital expenditures, and approximately $2.7 million of cash available to fund our operations.

Based on the Company's projected cash requirements for operations and capital expenditures, its current available cash of approximately $2.7 million and its projected 2021 cash flow pursuant to management's plans, management believes based on business developments, including changes in production levels, staffing requirements, and network infrastructure improvements, we will require additional capital equipment in the foreseeable future. With respect to MTI and MTI Instruments, we expect to spend a total of approximately $300 thousand on computer equipment and software and $1.6 million on research and development during 2021. As we have done historically, we expect to finance these expenditures and continue funding of MTI's and MTI Instruments' operations from our current cash position and our projected 2021 cash flows. If necessary, we may also seek to supplement our resources by increasing credit facilities to fund operational working capital and capital expenditure requirements. With respect to EcoChain we expect to fund growth (additional cryptocurrency mining facilities and miners) through capital raise activities, including the approximately $13.7 million in net proceeds from our sale of shares of the Company's common stock completed in May of 2021, as discussed in the subsequent event footnote, as well as, once such proceeds have been expended, future capital raises to the extent that we can successfully raise capital through additional securities sales.  Any additional financing, if required, may not be available to us on acceptable terms or at all.

2.                   Basis of Presentation

In the opinion of management, the Company's condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the periods presented in accordance with United States of America's Generally Accepted Accounting Principles ("U.S. GAAP"). The results of operations for the interim periods presented are not necessarily indicative of results for the full year.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2020 ("the Annual Report").

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2020 has been derived from the Company's audited consolidated financial statements. All other information has been derived from the Company's unaudited condensed consolidated financial statements for the three months ended March 31, 2021 and March 31, 2020.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, MTI Instruments and EcoChain. All intercompany balances and transactions are eliminated in consolidation.

Change in Par Value

Unless otherwise noted, all capital values, share and per share amounts in the condensed consolidated financial statements have been retroactively restated for the effects of the Company's change in par value from $0.01 to $0.001, which became effective after the redomestication to the State of Nevada on March 29, 2021.

3.                   Accounts Receivable

Accounts receivables consist of the following at:

(Dollars in thousands)	March 31, 2021	December 31, 2020

U.S. and State Government	$1	$2
Commercial	722	909
Other	57	64
Total	$780	$975

For the three months ended March 31, 2021 and 2020, the largest commercial customer represented 14.7% and 13.5%, respectively, and the largest governmental agency represented 17.2% and 11.6%, respectively, of the Company's product revenue. As of March 31, 2021 and December 31, 2020, the largest commercial receivable represented 38.8% and 15.9%, respectively, and the largest governmental receivable represented 0.1% and 0.3%, respectively, of the Company's accounts receivable.

The Company's allowance for doubtful accounts was $0 at both March 31, 2021 and December 31, 2020.

4.                   Inventories

Inventories consist of the following at:

(Dollars in thousands)	March 31, 2021	December 31, 2020

Finished goods	$334	$371
Work in process	249	139
Raw materials	340	318
Total	$923	$828

5.                   Property, Plant and Equipment

Property, plant and equipment consist of the following at:

(Dollars in thousands)	March 31, 2021	December 31, 2020

Land	$52	$-
Leasehold improvements	262	262
Computers and related software	1,847	1,603
Machinery and equipment	890	885
Office furniture and fixtures	39	38
	3,090	2,788
Less: Accumulated depreciation	2,034	1,941
	$1,056	$847

Depreciation expense was $93 thousand and $22 thousand for the three months ended March 31, 2021 and the three months ended March 31, 2020, respectively.

6.                   Income Taxes

During the three months ended March 31, 2021, the Company's effective income tax rate was 0%. The projected annual effective tax rate is less than the Federal statutory rate of 21%, primarily due to the change in the valuation allowance, as well as changes to estimated taxable income for 2021 and permanent differences. There was no income tax benefit for the three months ended March 31, 2021 and for the three months ended March 31, 2020, income tax benefit was $3 thousand.

The Company provides for recognition of deferred tax assets if the realization of such assets is more likely than not to occur in accordance with accounting standards that address income taxes. Significant management judgment is required in determining the period in which the reversal of a valuation allowance should occur. The Company has considered all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items, in determining its valuation allowance. In addition, the Company's assessment requires us to schedule future taxable income in accordance with accounting standards that address income taxes to assess the appropriateness of a valuation allowance which further requires the exercise of significant management judgment.

The Company believes that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. The Company based the estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. The valuation allowance was $9.8 million and $9.7 million at March 31, 2021 and December 31, 2020, respectively. We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowance on a quarterly basis.

7.                   Stockholders' Equity

Common Stock

The Company has one class of common stock, par value $0.001. Each share of the Company's common stock is entitled to one vote on all matters submitted to stockholders. As of March 31, 2021 and December 31, 2020, there were 9,869,357 and 9,734,607 shares of common stock issued and outstanding, respectively.

Dividends

Dividends are recorded when declared by the Company's Board of Directors. There were no dividends declared or paid during 2020 or 2021.

Reservation of Shares

The Company had reserved common shares for future issuance as follows as of March 31, 2021:

Stock options outstanding	351,500
Restricted stock units outstanding	15,000
Common stock available for future equity awards or issuance of options	1,378,816
Number of common shares reserved	1,745,316

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

Not included in the computation of earnings per share, assuming dilution, for the three months ended March 31, 2021, were options to purchase 351,500 shares and 15,000 restricted stock units of the Company's common stock. These potentially dilutive items were excluded because the Company incurred a loss during the period and their inclusion would be anti-dilutive.

Not included in the computation of earnings per share, assuming dilution, for the three months ended March 31, 2020, were options to purchase 577,430 shares of the Company's common stock. These potentially dilutive items were excluded because the Company incurred a loss during the period and their inclusion would be anti-dilutive.

8.                   Commitments and Contingencies

Commitments:

Leases

The Company determines whether an arrangement is a lease at inception. The Company and its subsidiaries have operating leases for certain manufacturing, laboratory, office facilities and certain equipment. The leases have remaining lease terms of less than one year to less than five years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of March 31, 2021 and December 31, 2020, the Company has no assets recorded under finance leases.

Lease expense for these leases is recognized on a straight-line basis over the lease term. For the three months ended March 31, total lease costs are comprised of the following:

(Dollars in thousands)	Three Months Ended March 31,
	2021	2020
Operating lease cost	$93	$56
Short-term lease cost	-	-
Total net lease cost	$93	$56

Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

Other information related to leases was as follows:

(Dollars in thousands, except lease term and discount rate) (Dollars in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020

Weighted Average Remaining Lease Term (in years):
Operating leases	3.38	4.67

Weighted Average Discount Rate:
Operating leases	5.13%	5.85%

Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$93	$56

Non-Cash Activity Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$-

Maturities of noncancellable operating lease liabilities are as follows for the quarter ending March 31:

(Dollars in thousands)
2021
2021	$373
2022	376
2023	314
2024	173
2025	-
Total lease payments	1,236
Less: imputed interest	106
Total lease obligations	1,130
Less: current obligations	322
Long-term lease obligations	$808

As of March 31, 2021, there were no additional operating lease commitments that had not yet commenced.

Warranties

Product warranty liabilities are included in "Accrued liabilities" in the Condensed Consolidated Balance Sheets. Below is a reconciliation of changes in product warranty liabilities:

(Dollars in thousands)	Three Months Ended March 31,
	2021	2020
Balance, January 1	$22	$16
Accruals for warranties issued	4	4
Accruals for pre-existing warranties	-	-
Settlements made (in cash or in kind)	(1)	(1)
Balance, end of period	$25	$19

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

The Company has been named as a party in the December 19, 2019 United States Environmental Protection Agency ("EPA") Demand Letter regarding the Malta Rocket Fuel Area Superfund Site ("Site") located in Malta and Stillwater, New York in connection with an alleged release of hazardous materials into the environment. The EPA is seeking reimbursement of response costs from all named parties in the amount of approximately $358 thousand plus interest in connection with the investigation and disposal activities associated with the various drum caches discovered at the Site, issuance of the Explanation of Significant Differences ("ESD") of the Site, and implementation of the work contemplated by the ESD. The Company considers the likelihood of a material adverse outcome to be remote and does not currently anticipate that any expense or liability it may incur as a result of these matters in the future will be material to the Company's financial condition.

9.                   Related Party Transactions

MeOH Power, Inc.

On December 18, 2013, MeOH Power, Inc. and the Company executed a Senior Demand Promissory Note (the Note) in the amount of $380 thousand to secure the intercompany amounts due to the Company from MeOH Power, Inc. upon the deconsolidation of MeOH Power, Inc. Interest accrues on the Note at the Prime Rate in effect on the first business day of the month, as published in the Wall Street Journal. At the Company's option, all or part of the principal and interest due on this Note may be converted to shares of common stock of MeOH Power, Inc. at a rate of $0.07 per share. Interest began accruing on January 1, 2014. The Company recorded a full allowance against the Note. As of March 31, 2021 and December 31, 2020, $323 thousand and $321 thousand, respectively, of principal and interest are available to convert into shares of common stock of MeOH Power, Inc. Any adjustments to the allowance are recorded as miscellaneous expense during the period incurred.

Legal Services

During the three months ended March 31, 2021 and 2020, the Company incurred $8 thousand and $58 thousand, respectively, to Couch White, LLP for legal services associated with contract review. A partner at Couch White, LLP is an immediate family member of one of our Directors.

Soluna Transactions

On January 8, 2020, the Company formed EcoChain as a wholly-owned subsidiary to pursue a new business line focused on cryptocurrency and the blockchain ecosystem. In connection with this new business line, EcoChain established a facility to mine cryptocurrencies and integrate with the blockchain network. Pursuant to an Operating and Management Agreement dated January 13, 2020, by and between EcoChain and Soluna Technologies, Ltd. ("Soluna"), a Canadian company that develops vertically-integrated, utility-scale computing facilities focused on cryptocurrency mining and cutting-edge blockchain applications, Soluna assisted the Company, and later EcoChain, in developing, and is now operating, the cryptocurrency mining facility. The Operating and Management Agreement requires, among other things, that Soluna provide developmental and operational services, as directed by EcoChain, with respect to the cryptocurrency mining facility in exchange for EcoChain's payment to Soluna of a one-time management fee of $65 thousand and profit-based success payments in the event EcoChain achieves explicit profitability thresholds. Once aggregate earnings before interest, taxes, depreciation and amortization of the mine exceeds the total amount of funding provided by EcoChain to Soluna (whether pursuant to this agreement or otherwise) for the purposes of creating, developing, assembling, and constructing the mine (the "Threshold"), Soluna is entitled to ongoing success payments of 20.0% of the earnings before interest, taxes, depreciation and amortization of the mine. As of March 31, 2021, no additional payments have been made or are due, as the Threshold has not been achieved. Pursuant to the Operating and Management Agreement, during the developmental phase of the cryptocurrency mining facility, which ended on March 14, 2020, Soluna gathered and analyzed information with respect to EcoChain's cryptocurrency mining efforts and produced budgets, financial models, and technical and operational plans, including a detailed business plan, that it delivered to EcoChain in March 2020 (the "Deliverables"), all of which was designed to assist with the efficient implementation of a cryptocurrency mine. The agreement provided that, following EcoChain's acceptance of the Deliverables, which occurred on March 23, 2020, Soluna, on behalf of EcoChain, would commence operations of the cryptocurrency mine in a manner that would allow EcoChain to mine and sell cryptocurrency. In that regard, on May 21, 2020, EcoChain acquired the intellectual property of GigaWatt, Inc. ("GigaWatt") and certain other property and rights of GigaWatt associated with GigaWatt's operation of a crypto-mining operation located in Washington State. The acquired assets formed the cornerstone of EcoChain's current cryptocurrency mining operation. EcoChain sells for U.S. dollars all cryptocurrency it mines and is not in the business of accumulating cryptocurrency on its balance sheet for speculative gains. On October 22, 2020, EcoChain loaned Soluna $112 thousand to acquire additional assets from the bankruptcy trustee for GigaWatt's assets.  On the same day, Soluna transferred title of the assets to EcoChain, which under the terms thereof paid off the note.

On November 19, 2020, EcoChain and Soluna entered into a second Operating and Management Agreement related to a potential location for a cryptocurrency mine in the Southeast United States. In accordance with the terms of the agreement, EcoChain paid Soluna $150 thousand in 2020 and $100 thousand in the first quarter of 2021.

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

Simultaneously with entering into the initial Operating and Management Agreement with Soluna, the Company, pursuant to a purchase agreement it entered into with Soluna, made a strategic investment in Soluna by purchasing 158,730 Class A Preferred Shares of Soluna for an aggregate purchase price of $500 thousand on January 13, 2020. After acceptance of the Deliverables, as required by the terms of the purchase agreement, on March 23, 2020, the Company purchased an additional 79,365 Class A Preferred Shares of Soluna for an aggregate purchase price of $250 thousand. The Company also has the right, but not the obligation, to purchase additional equity securities of Soluna and its subsidiaries (including additional Class A Preferred Shares of Soluna) if Soluna secures certain levels or types of project financing with respect to its own wind power generation facilities. Each preferred share may be converted at any time and without payment of additional consideration, into Common shares. The Company has additionally entered into a Side Letter Agreement, dated January 13, 2020, with Soluna Technologies Investment I, LLC, a Delaware limited liability company that owns, on a fully diluted basis, 58.8% of Soluna and is controlled by a Brookstone Partners-affiliated director of the Company. The Side Letter Agreement provides for the transfer to the Company, without the payment of any consideration by the Company, of additional Class A Preferred Shares of Soluna in the event Soluna issues additional equity below agreed-upon valuation thresholds.

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

As a result, the approximate dollar value of the amount of Mr. Toporek's and Mr. Lipman's interest in the Company's transactions with Soluna through March 31, 2021, are $56 thousand and $0, respectively.

The Company's investment in Soluna is carried at the cost of investment and is $750 thousand as of March 31, 2021.  The Company owns approximately 1.81% of Soluna, calculated on a converted fully-diluted basis, as of March 31, 2021.

10.          Stock Based Compensation

2021 Plan

The Company's 2021 Stock Incentive Plan (the "2021 Plan") was adopted by the Board on February 12, 2021 and approved by the stockholders on March 25, 2021. The 2021 Plan authorizes the Company to issue shares of common stock upon the exercise of stock options, the grant of restricted stock awards, and the conversion of restricted stock units (collectively, the "Awards"). The Compensation Committee has full authority, subject to the terms of the 2021 Plan, to interpret the 2021 Plan and establish rules and regulations for the proper administration of the 2021 Plan. Subject to certain adjustments as provided in the 2021 Plan, the maximum aggregate number of shares of the Company's common stock that may be issued under the 2021 Plan (i) pursuant to the exercise of stock options, (ii) as restricted stock, and (iii) as available pursuant to restricted stock units shall be limited to (A) during the Company's fiscal year ending December 31, 2021, 1,460,191 shares of common stock, and (B) beginning with the Company's fiscal year ending December 31, 2022, 15% of the number of shares of common stock outstanding. Subject to certain adjustments as provided in the 2021 Plan, (i) shares of the Company's common stock subject to the 2021 Plan shall include shares of common stock forfeited in a prior year and (ii) the number of shares of common stock that may be issued under the 2021 Plan may never be less than the number of shares of the Company's common stock that are then outstanding under Award grants.

During the three months ended March 31, 2021, the Company granted options to purchase 30,000 shares of the Company's common stock under the 2021 Plan, 33 1/3% of which will vest on each of the three anniversaries of the date of the award. The exercise price of these options is $11.10 per share and was based on the closing market price of the Company's common stock on the dates of grant. Using a Black-Scholes Option Pricing Model, the weighted average fair value of these options was $9.15 per share and was estimated at the date of grant.

During the three months ended March 31, 2021, the Company awarded 47,500 shares of restricted common stock under the 2021 Plan, valued at $11.10 per share based on the closing market price of the Company's common stock on the date of the grant. The shares will be restricted for one year, with the entire award vesting on the first anniversary of the award date.

During the three months ended March 31, 2021, the Company awarded 15,000 restricted stock units under the 2021 Plan, valued at $11.10 per share based on the closing market price of the Company's common stock on the date of the grant. 33 1/3% of such restricted stock units will vest on each of the first three anniversaries of the date of the grant.

11.          Effect of Recent Accounting Updates

Accounting Updates Not Yet Effective

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (the "FASB") in the form of accounting standard updates ("ASUs") to the FASB's Accounting Standards Codification ("ASC"). The Company considered the applicability and impact of all ASUs. ASUs not mentioned below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

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

Accounting Updates Recently Adopted by the Company

On January 1, 2021, the Company adopted ASU 2019-12 (Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes). This standard removes exceptions to the general principles in Topic 740 for allocating tax expense between financial statement components, accounting basis differences stemming from an ownership change in foreign investments and interim period income tax accounting for year-to-date losses that exceed projected losses. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

On January 1, 2021, the Company adopted ASU 2020-01 (Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)). This standard clarifies certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the guidance in Topic 815, which could change how an entity accounts for an equity security under the measurement alternative or a forward contract or purchased option to purchase securities that, upon settlement of the forward contract or exercise of the purchased option, would be accounted for under the equity method of accounting or the fair value option in accordance with Topic 825, Financial Instruments. This standard improves current GAAP by reducing diversity in practice and increasing comparability of the accounting for these interactions. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.

There have been no other significant changes in the Company's reported financial position or results of operations and cash flows as a result of its adoption of new accounting pronouncements or changes to its significant accounting policies that were disclosed in its consolidated financial statements for the fiscal year ended December 31, 2020.

12.                Segment Information

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

The accounting policies of the Test and Measurement Instrumentation and Cryptocurrency segments are similar to those described in the summary of significant accounting policies herein and in the Annual Report. The Company evaluates performance based on profit or loss from operations before income taxes, accounting changes, items management does not deem relevant to segment performance, and interest income and expense. Inter-segment sales and expenses are not significant.

Summarized financial information concerning the Company's reportable segments is shown in the following table. The "Other" column includes corporate related items and items such as income taxes or unusual items, which are not allocated to reportable segments. In addition, segments' non-cash items include any depreciation and amortization in reported profit or loss.

(Dollars in thousands)	Test and Measurement Instrumentation	Cryptocurrency	Other	Condensed Consolidated Totals
Three months ended March 31, 2021
Product revenue	$1,337	$-	$-	$1,337
Cryptocurrency revenue	-	995	-	995
Research and product development expenses	386	-	-	386
Selling, general and administrative expenses	540	563	734	1,837
Segment profit / (loss) from operations before income taxes	(402)	61	(325)	(666)
Segment profit / (loss)	(402)	61	(325)	(666)
Total assets	2,504	3,091	3,786	9,381
Capital expenditures	5	296	-	301
Depreciation and amortization	17	76	-	93

The following table presents the details of "Other" segment loss:

(Dollars in thousands)	Three Months Ended March 31,
2021
Corporate and other (expenses) income:
Salaries and benefits	(201)
Income tax (expense) benefit	-
Other income (expense), net	(124)
Total expense	$(325)

As of March 31, 2020, the only segment the Company was operating in was the Test and Measurement Instrumentation segment.  EcoChain did not commence its cryptocurrency mining operations until the second quarter of 2020, therefore the only period presented above is March 31, 2021.

13.                Line of Credit

On May 7, 2020, in connection with receipt of the $3.3 million United States Air Force delivery order, MTI Instruments obtained a $300 thousand secured line of credit from Pioneer Bank that will, among other things, assist with MTI Instruments' timely fulfillment of the delivery order. The line of credit may be drawn in the discretion of MTI Instruments and bears interest at a rate of Prime +1% per annum. Accrued interest is due monthly, and principal is payable over a period of 30 days following lender's demand. The line of credit is secured by the assets of MTI Instruments and is guaranteed by the Company. As of March 31, 2021 and December 31, 2020, there were no amounts outstanding under the line of credit.

14.                Subsequent Events

EcoChain's wholly-owned subsidiary, EcoChain Block, LLC ("ECB") executed and entered into a purchase agreement, dated April 11, 2021, providing for the purchase of equipment that is expected to deliver throughput of 11.2 Pethash in SHA-256 Bitcoin miners and 235 Gigahash in Scrypt Litecoin miners. The total purchase price payable for these miners was $792 thousand, $585 thousand which was paid, in cash, and the remaining portion which was paid by the issuance of restricted shares of the Company's common stock having an aggregate value of $207 thousand.

On April 29, 2021, the Company closed its firm commitment underwritten public offering of 2,419,355 shares of its common stock, together with accompanying warrants to purchase up to 604,839 shares of common stock at a combined public offering price of $6.20 per unit of common stock and warrant to purchase ..25 of one share of common stock. The gross proceeds to the Company from this offering were $15 million, resulting in aggregate net proceeds, after deducting underwriting discounts and other offering expenses, of approximately $13.7 million.

On May 4, 2021, the Company by and through ECB, executed a 25-year ground lease with a power-providing cooperative ("Landlord") with respect to an existing building and certain surrounding land (the "Building Lease"), and a 25-year ground lease with Landlord with respect to certain vacant land adjacent thereto, both located in the Southeastern United States (the "Vacant Land Lease"). In addition, ECB and Landlord have entered into a Power Supply Agreement whereby Landlord has agreed to supply power to the building leased under the Building Lease and to the premises leased under the Vacant Land Lease (the "Vacant Land Premises"), some of which power, under certain circumstances, may be terminated by Landlord, on at least 6 months prior notice, any time after 12 months after the Building Commencement Date (as hereafter defined), in which case Landlord is required to reimburse ECB for all of its construction costs, subject to certain exceptions, relating to buildings and other improvements developed by ECB on the Vacant Land Premises. ECB has agreed to pay rent to Landlord of $500 thousand on the effective date of the Building Lease (such date, the "Building Commencement Date") and the sum of $4 million in periodic payments. ECB has agreed to cause MTI to issue to Landlord 100,000 shares of its common stock, in connection with the Vacant Land Lease, upon the effective date of the Vacant Land Lease, which may not occur prior the Building Commencement Date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, the terms "MTI," "the Company", "we," "us," and "our" refer to Mechanical Technology, Incorporated, "MTI Instruments" refers to MTI Instruments, Inc., and "EcoChain" refers to EcoChain, Inc.

The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and the related notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2020 contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (the "SEC") on March 31, 2021.

In addition to historical information, the following discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements. Important factors that could cause actual results to differ include those set forth in Part I Item 1A-Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and elsewhere in this Quarterly Report on Form 10-Q. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q. Please see "Statement Concerning Forward-Looking Statements" below.

Overview

MTI conducts its business through its wholly-owned subsidiaries, MTI Instruments and EcoChain.

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

EcoChain, a Delaware corporation incorporated in January 2020, is engaged in cryptocurrency mining powered by renewable energy. Related to this new core business, we made a strategic investment, and hold an equity position, in Soluna Technologies, Ltd. ("Soluna"), a Canadian company that develops vertically-integrated, utility-scale computing facilities focused on cryptocurrency mining and cutting-edge blockchain applications. Through Soluna, we currently operate a mining facility in Wenatchee, Washington, that houses the majority of our cryptocurrency miners, which are the cryptocurrency assets, consisting of hardware and software, that perform the computations needed to mine cryptocurrencies. We purchased additional miners in April and May 2021, and in May 2021 entered into two ground leases for a building located in the Southeast region of the United States that will be EcoChain's second cryptocurrency mining facility, which includes surrounding land for potential additional capacity. The ground leases will not be effective until certain conditions set forth therein are met, and in the meantime the miners we purchased in April are located in this facility. We are paying the owner of that facility, at a flat fee per miner, for the space, electricity, and anything else needed for the miners to operate, an arrangement known as "hosting"; this arrangement will terminate upon the effective date of the ground leases, at which time Soluna will commence operating this facility pursuant to an operations and management agreement between Soluna and EcoChain. The primary cryptocurrencies that EcoChain mines are Bitcoin and, to a lesser degree, Ethereum and LiteCoin. EcoChain recognizes revenue when its mined cryptocurrencies are transferred to its account at a cryptocurrency exchange (i.e. a platform that facilitates the exchange of cryptocurrencies for other assets, such as conventional money or other digital currencies). The applicable exchange converts the cryptocurrencies held in our account to U.S. dollars daily. The Company intends to continue to grow EcoChain through acquisitions of existing cryptocurrency mining facilities and properties that can be repurposed to operate cryptocurrency mining facilities, as well as through constructing our own cryptocurrency mining facilities, along with purchases of any real property, equipment, and miners necessary to do so.

Consolidated Results of Operations

Consolidated Results of Operations for the Three Months Ended March 31, 2021 Compared to the Three Months Ended March 31, 2020.

The following table summarizes changes in the various components of our net loss during the three months ended March 31, 2021 compared to the three months ended March 31, 2020.

(Dollars in thousands)	Three Months Ended March 31, 2021	Three Months Ended March 31, 2020	$ Change	% Change

Product revenue	$1,337	$1,583	$(246)	(15.5)%
Cryptocurrency revenue	$995	$-	$995	100.0%
Operating costs and expenses:
Cost of product revenue	$452	$527	$(75)	(14.2)%
Cost of cryptocurrency revenue	$328	$-	$328	100.0%
Research and product development expenses	$386	$403	$(17)	(4.2)%
Selling, general and administrative expenses	$1,837	$795	$1,042	131.1%
Operating loss	$(671)	$(142)	$(529)	372.5%
Other income, net	$5	$2	$3	150.0%
Loss before income taxes	$(666)	$(140)	$(526)	375.7%
Income tax benefit	$-	$3	$(3)	(100)%
Net loss	$(666)	$(137)	$(529)	386.1%

Product Revenue: Product revenue consists of revenue recognized from sales of MTI Instruments' products and the provision of related maintenance and repair services.

Product revenue for the three months ended March 31, 2021 decreased by $246 thousand, or 15.5%, to $1.3 million from $1.6 million during the three months ended March 31, 2020. The primary reason for the decrease was a $288 thousand decline in sales to customers located in Asia, consisting of decreases of $183 thousand in portable balancing systems ("PBS") revenue and $116 thousand in capacitance product line revenue. These decreases were primarily a result of challenges, including time differences and language difficulties, related to having to conduct sales presentations and otherwise interact with customers remotely, which we have found to be less effective than in-person interactions, due to continuing COVID-19-related travel restrictions. Such travel restrictions were not in place during 2020 until mid-March, and therefore they had only a minimal impact on product sales during the three months ended March 31, 2020. There was an additional $72 thousand decrease in capacitance product line revenue from other regions primarily due to continued COVID-related restricted business activity in Europe and the Americas during the first quarter of 2021. Further contributing to the decrease in product revenue, we had no revenue from sales of our Proforma product line during the quarter ended March 31, 2021, which represents a decrease of $68 thousand versus the comparable 2020 period. This product line consists of only two high-priced products, and because they are specialty items there is significant variability in sales of these products from quarter to quarter. These decreases were partially offset by a $232 thousand increase in revenues from PBS sales in the Americas, most notably in sales to the U.S. Air Force, during the first quarter of 2021 compared to the first quarter of 2020. The percentage of our product revenue attributable to sales to the U.S. Air Force, which continues to be our largest government and overall customer, increased to 17.2% for the three months ended March 31, 2021 from 11.6% for the three months ended March 31, 2020.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands)			Revenues for the Three Months Ended		Contract Revenues to Date Date	Total Contract Orders Received To Date
			March 31,		March 31,	March 31,
Contract(1)	Expiration		2021	2020	2021	2021

$9.35 million U.S. Air Force Systems, Accessories and Maintenance	06/30/2021	(2)	$230	$64	$9,422	$9,870

____________________

(1)	Contract values represent maximum potential values at time of contract placement and may not be representative of actual results.
(2)	Date represents expiration of contract, including the exercise of option extensions.

We are in discussions with the U.S. Air Force regarding renewing their current contract, which is set to expire on June 30, 2021. We do not anticipate any issues with the renewal of the contact and we expect to enter into a renewed contract with the U.S. Air Force on or prior to the expiration of the current contract. As a result, we do not expect that there will be any material impact on our results of operations, cash flows, liquidity, or financial condition as a result of the pending expiration of our current contract with the U.S. Air Force.

Cryptocurrency Revenue: Cryptocurrency revenue consists of revenue recognized from EcoChain's cryptocurrency mining operations.

Cryptocurrency revenue was $995 thousand for the three months ended March 31, 2021. EcoChain did not commence its cryptocurrency mining operations until the second quarter of 2020, and therefore there was no cryptocurrency revenue for the three months ended March 31, 2020. This revenue represents the cash received upon the daily sale of the various cryptocurrencies mined at EcoChain's mining facility during the first quarter of 2021.

Cost of Product Revenue; Gross Margin: Cost of product revenue includes the direct material and labor cost as well as an allocation of overhead costs that relate to the manufacturing of products that we sell. Cost of product revenue also includes the labor and material costs incurred for product maintenance, replacement parts, and service under our contractual obligations.

Cost of product revenue for the three months ended March 31, 2021 decreased by $75 thousand, or 14.2%, to $452 thousand from $527 thousand for the three months ended March 31, 2020.  The reason for this decrease was the decrease in product sales compared to the first quarter of 2020, as discussed above in "Product Revenue."

Cost as a percentage of product revenue was comparable quarter over quarter, with gross profit, as a percentage of product revenue, decreasing just slightly to 66.2% during the first quarter of 2021 compared to 66.7% in the comparable 2020 period.

Cost of Cryptocurrency Revenue: Cost of cryptocurrency revenue includes direct utility costs as well as overhead costs that relate to the operations of EcoChain's cryptocurrency mining facility. Going forward, cost of cryptocurrency revenue will also include any costs related to the hosting of our miners in third-party facilities as well as the costs of operations of any additional EcoChain cryptocurrency mining facilities, including the anticipated Southeast region facility, discussed above, once the ground leases become effective.

Cost of cryptocurrency revenue was $328 thousand for the three months ended March 31, 2021. As noted above, EcoChain did not commence cryptocurrency mining operations until the second quarter of 2020, and therefore there was no cryptocurrency revenue or associated costs during the first quarter of 2020.

We anticipate that the cost of cryptocurrency revenue may increase to a greater extent than related revenues during the second quarter of 2021 as we scale up production in the new facility located in the Southeast region in the U.S. once the ground leases become effective and it becomes an EcoChain facility. While we scale up to the facility's capacity, we expect that we will be able to offset some of the costs of running the facility by hosting miners we do not own through arrangements with the owner of the facility as well as the third party through which our miners are currently hosted at this facility, though there can be no guarantee that this will be the case or the extent to which such arrangements will offset our costs.

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

Research and product development expenses decreased $17 thousand, or 4.2%, during the three months ended March 31, 2021 compared to the 2020 period. This decrease was primarily due to the movement of a highly-compensated engineering employee from full-time to part-time status during the third quarter of 2020.

Selling, General and Administrative Expenses: Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology, and legal services.

Selling, general and administrative expenses for the three months ended March 31, 2021 increased by $1.0 million, or 131.1%, to $1.8 million from $795 thousand for the three months ended March 31, 2020. This increase was a result of both expenses incurred in 2021 for which there was no comparable expense in 2020 as well as from changes in a number of our traditional selling, general and administrative expenses. Expenses for which there was no comparable outlay in 2020 consisted of $451 thousand in legal fees and $170 in expenses related to investor relations matters. $271 thousand of such legal fees were related to the transaction to lease the building for EcoChain's new cryptocurrency mining facility and the surrounding land located in the Southeast region of the U.S., discussed above, including expenses related to due diligence activities. The remaining $180 thousand were corporate legal expenses, $83 thousand of which was related to the Company's reincorporation in Nevada, the preparation and adoption of its 2021 Stock Incentive Plan, and the special meeting of shareholders we held on March 25, 2021, at which the Company's stockholders approved (among another matter) the reincorporation and the adoption of the Stock Incentive Plan. In addition, $32 thousand of the increase in legal fees related to the initial listing of our common stock on The Nasdaq Stock Market LLC ("Nasdaq"), and $40 thousand of such increase was for legal assistance in connection with other SEC filings, primarily our Annual Report on Form 10-K for the year ended December 31, 2020 and Form 8-K filings, which we did not have to file during the quarter ended March 31, 2020 as we were not then subject to the filing requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Of these $451 thousand of legal fees, the Company expects that approximately $400 thousand are one-time expenditures. Legal fees incurred in the 2020 period for which there was no comparable outlay for the 2021 period, which helped to offset some of the new legal fees incurred in the 2021 period, were $87 thousand and related to the Company's investment in Soluna.

Investor relations expenses we incurred during the quarter ended March 31, 2021, and for which there was no comparable expense during the quarter ended March 31, 2020, were $170 thousand, consisting primarily of $50 thousand for Nasdaq registration fees in connection with the initial listing of our common stock, $46 thousand related to our retention of an investor relations consulting firm to assist us with creating a more formal investor relations strategy given our status as an SEC reporting and Nasdaq-listed company, $39 thousand related to the special meeting, including the fees and expenses of the proxy solicitor we retained in connection therewith, and $30 thousand in fees paid to OTC Markets Group and for related press releases in connection with the quotation of our common stock being moved from the OTC Pink - Current Information tier to the OTCQB venture stage marketplace for early stage and developing companies in connection with the registration of our common stock under the Exchange Act in November 2020. Of the $170 thousand in investor relations expenses for which there was no comparable expenditures during the quarter ended March 31, 2020, we expect all but the investor relations consulting expenses, or approximately $120 thousand thereof, to be one-time expenditures.

Salaries and benefits expenses increased by $80 thousand during the three months ended March 31, 2021, compared to the three months ended March 31, 2020, $60 thousand of which is related to the salary and benefits of our new Chief Financial Officer and new Compliance Manager, who were hired in July 2020 and November 2020, respectively, and $20 thousand of which is related to the salary and benefits of the new President of MTI Instruments, who was originally hired as Director of Marketing in the third quarter of 2019 and promoted to Chief Operating Officer of MTI Instruments in May 2020 and President of MTI Instruments in September 2020. Stock compensation expense for Board members increased by $22 thousand due to the Company's award in March 2021 of restricted stock units and options to purchase common stock to the two Directors we added to the Board in February 2021. In addition, compared to the quarter ended March 31, 2020, we experienced an increase of $55 thousand in audit and consulting fees. Approximately half of this increase related to the audit of the Company's financial statements included in our 2020 Annal Report on Form 10-K having to be conducted in accordance with the auditing standards of the Public Company Accounting Oversight Board ("PCAOB"). During the first quarter of 2020 we did not file reports with the SEC and therefore the annual audit of our financial statements did not need to comply with PCAOB requirements, which resulted in lower audit fees for the 2020 period. The increase in consulting fees was a result of retaining our prior audit firm to conduct a tax review of the Company's deferred tax asset and provide other tax-related services that had previously been conducted in-house. Expenses related to the operations and management agreements between Soluna and EcoChain, pursuant to which Soluna located and obtained for EcoChain its Washington and Southeast region facilities, operates the Washington facility for EcoChain, and will operate the Southeast region facility for EcoChain, increased by $105 thousand during the quarter ended March 31, 2021 compared to the comparable 2020 period, based on the terms of these agreements as in place during the applicable periods. EcoChain intends to continue to contract with Soluna to locate and perform certain activities related to acquisition targets and operations, and therefore we expect that these expenses, while varying period to period, will generally increase going forward. These increases were partially offset by a $15 thousand decrease in spending on travel for customer visits and trade shows due to COVID-19 restrictions in place since March 2020.  While, like most companies, we continue to evaluate our position with respect to travel related to in-person meetings with clients and potential clients and consider how to optimize the use of a virtual environment going forward, we have re-started a small amount of domestic business travel during the second quarter of 2021 and, based on current information about the status of the pandemic and the related vaccination effort, we expect travel-related spending to increase from current levels beginning in the second quarter of 2021, although whether such domestic business travel will increase as expected, and the amount thereof, is still subject to a number of uncertainties related to the course of the pandemic over the next several months. Further, while we expect that our sales personnel will begin to resume international travel once it is considered safe to do so, the timing and amount of such travel is dependent on conditions related to the pandemic, particularly in Asia and Europe, that remain uncertain and, as a result, we are unable at this time to predict when such travel will resume. In addition, due to travel restrictions during 2020 our other primary salesperson was able to cover the work of the open sales position during the past year, and while the other sales position remained open during 2020, we did not actively pursue retaining a replacement. That will no longer be the case, however, once travel is generally deemed safe as we expect our salespersons to conduct in-person meetings with clients and potential clients as had been the case prior to the onset of the pandemic, although the level of travel may not be as high as it was prior to the pandemic. As travel restrictions are lifted, we intend to retain a salesperson to replace the one that left, so we expect employee salaries and benefits will be higher in 2021 and for the foreseeable future than they were in 2020. We also expect an approximate 170% increase in directors' and officers' insurance expense beginning in the second quarter of 2021, primarily as a result of the addition of EcoChain's line of business and the Company becoming an SEC reporting company during the fourth quarter of 2020 and the registration of our common stock on Nasdaq.

The Company also expects selling, general and administrative expenses to continue to increase in 2021 and generally going forward as a result of its resumption of filing periodic reports, annual proxy statements, and other filings with the SEC following the effectiveness of its Form 10 registration statement in November 2020.

Operating Loss: Operating loss increased to $671 thousand for the three months ended March 31, 2021 from a loss of $142 thousand during the comparable 2020 period. This decrease was the result of the $1.0 million increase in selling, general and administrative expenses and a $171 thousand decrease in the product contribution margin (i.e. the aggregate incremental revenue generated from product sales after deducting the variable portion of the costs of manufacturing and selling such products) due to lower product sales during the 2021 period, partially offset by a $667 thousand increase in the cryptocurrency contribution margin.

Other Income: Other income for the three months ended March 31, 2021 was $5 thousand and was primarily related to income from the sale of EcoChain's excess equipment and interest income on operating cash balances. Other income for the three months ended March 31, 2020 was $2 thousand and was primarily related to the disposal of the tensile product line and related royalty payments and interest income on operating cash balances.

Net Loss: Net loss for the three months ended March 31, 2021 was $666 thousand compared to a net loss of $137 thousand for the three months ended March 31, 2020. The primary reason for the increase in net loss was the increased operating loss, as discussed above.

Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Three Months Ended or As of	Three Months Ended or As of	Year Ended or As of
	March 31,	March 31,	December 31,
	2021	2020	2020
Cash	$2,722	$1,418	$2,630
Working capital	2,405	2,978	3,142
Net (loss) income	(666)	(137)	1,946
Net cash provided by (used in) operating activities	331	(333)	1,622
Purchase of property, plant and equipment	(301)	(9)	(835)

The Company has historically incurred significant losses (the majority, until 2012, stemming from the direct methanol fuel cell product development and commercialization programs of its former subsidiary, MeOH Power, Inc.) and had a consolidated accumulated deficit of $118.5 million as of March 31, 2021. Management believes that the Company currently has adequate resources to fund current operations. As of March 31, 2021, we had no debt, outstanding commitments related to EcoChain for $1.0 million for capital expenditures, and approximately $2.7 million of cash available to fund our operations.

Based on business developments, including changes in production levels, staffing requirements, and network infrastructure improvements, we will require additional capital equipment in the foreseeable future. With respect to MTI and MTI Instruments, we expect to spend a total of approximately $300 thousand on computer equipment and software and $1.6 million on research and development during 2021. As we have done historically, we expect to finance these expenditures and continue funding their operations from our current cash position and our projected 2021 cash flows pursuant to management's plans. If necessary, we may also seek to supplement our resources by increasing credit facilities to fund operational working capital and capital expenditure requirements. With respect to EcoChain we expect to fund growth (additional cryptocurrency mining facilities and miners) through capital raise activities, including the approximately $13.7 million in net proceeds from our sale of shares of the Company's common stock completed in May of 2021, as well as, once such proceeds have been expended, future capital raises to the extent that we can successfully raise capital through additional securities sales.  Any additional financing, if required, may not be available to us on acceptable terms or at all.

While it cannot be assured, management believes that, due in part to our current working capital level and projected cash requirements for operations and capital expenditures, its current available cash of approximately $2.7 million, and its projected 2021 cash flow pursuant to management's plans, the Company will have adequate resources to fund operations and capital expenditures for MTI and MTI Instruments for the year ending December 31, 2021 and through at least the end of the second quarter of 2022.  As noted above, we expect to fund Capital expenditures for EcoChain through capital raises, while EcoChain's operations will be funded through its cash flows.  We expect to have adequate resources to fund EcoChain's operations for the year ending December 31, 2021 and through at lease the second quarter of 2022.

If our revenue estimates are off either in timing or amount, or if cash generated from operations is insufficient to satisfy the operational working capital and capital expenditure requirements, the Company may need to implement additional steps to ensure liquidity including, but not limited to, the deferral of planned capital spending and/or delaying existing or pending product development initiatives, or the Company may be required to obtain credit facilities or other loans, if available, to fund these initiatives. The Company has no other formal commitments for funding its future needs at this time and any additional financing we may require during the year ending December 31, 2021, may not be available to us on acceptable terms or at all. Any one or more of such steps, if required, could potentially have a material and adverse effect on our business, results of operations, and financial condition.

Debt

On May 7, 2020, in connection with receipt of a $3.3 million U.S. Air Force delivery order, MTI Instruments obtained a $300 thousand secured line of credit from Pioneer Bank.  The line of credit may be drawn in the discretion of MTI Instruments and bears interest at a rate of Prime +1% per annum.  Accrued interest is due monthly, and principal is payable over a period of 30 days following the lender's demand. The line of credit is secured by the assets of MTI Instruments and is guaranteed by the Company.  As of March 31, 2021, there were no amounts outstanding under the line of credit.

We had no additional credit facilities available or debt outstanding at either March 31, 2021 or March 31, 2020.

Backlog, Inventory and Accounts Receivable

At March 31, 2021, our order backlog was $408 thousand compared to $555 thousand at December 31, 2020. The decrease in backlog from December 2020 was due to orders being received at the end of December that were shipped in the first quarter.

Our inventory turnover ratios and average accounts receivable days outstanding for the trailing 12 month periods and their changes at March 31, 2021 and 2020 are as follows:

	2021	2020	Change
Inventory turnover	2.3	2.2	0.1
Average accounts receivable days outstanding	40	41	(1)

Critical Accounting Policies and Significant Judgments and Estimates

The above discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 2, Accounting Policies, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 includes a summary of our most significant accounting policies.  There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.  The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of assets and liabilities.  On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, inventories, income taxes and stock-based compensation.  We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions or conditions. Periodically, our management reviews our critical accounting estimates with the Audit Committee of our Board of Directors.

Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), and Section 21E of the Exchange Act.  Any statements contained in this Form 10-Q that are not statements of historical fact may be forward-looking statements.  When we use the words "anticipate," "estimate," "plans," "projects," "continuing," "ongoing," "expects," "management believes," "we believe," "we intend," "should," "could," "may," "will" and similar words or phrases, we are identifying forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding:

  management's strategy and planned initiatives, including anticipated growth;

  management's belief that it will have adequate resources to fund MTI's and MTI Instruments' operations and capital expenditures and EcoChain's operations for the year ending December 31, 2021 and through the end of the second quarter of 2022;

  the expected impact of recent accounting updates;

  our expectations regarding the renewal of our contract with the U.S. Air Force that is set to expire on June 30, 2021 and the expected impact thereof;

  the expected impact on costs once the ground leases with respect to EcoChain's anticipated new Southeast U.S. region facility become effective, including the possibility of hosting miners for third parties to offset costs;

  our expectations regarding increases in certain selling, general and administrative expenses, including from increased business travel going forward;

  potential acquisitions by EcoChain;

  our expected use of proceeds from our recent common stock offering;

  our expectations with respect to pending legal proceedings;

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

  the course of the COVID-19 pandemic in the United States and internationally, particularly in Asia and, to a lesser extent, in Europe, and the related uncertainty of the U.S. and global economy as a result thereof;

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

  the risks related to the volatility in the EcoChain business and cryptocurrency mining facilities, including that they may not achieve or maintain profitability in our expected timeframe or at all depending on numerous uncertainties, including the costs of operation, the future price of cryptocurrencies and fluctuations in such prices, government and quasi-government regulation of cryptocurrencies and their use, restrictions on or regulation of access to and operation of blockchain networks or similar systems, and the availability and popularity of other forms or methods of buying and selling goods and services, including government-backed cryptocurrencies;

  risks related to scaling EcoChain's cryptocurrency operations to larger-scale (multiple) cryptocurrency mining operations;

  the general risk that the EcoChain business may not be successful;

  uncertainty regarding EcoChain's ability to consistently monetize cryptocurrency;

  fluctuating valuations of cryptocurrency; and

  other factors discussed under the heading "Risk Factors" in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

The certifications of our Chief Executive Officer and Chief Financial Officers are attached as Exhibits 31.1 and 31.2 to this Quarterly Report on Form 10-Q include, in paragraph 4 of such certification, information concerning our disclosure controls and procedures and internal control over financial reporting. Such certification should be read in conjunction with the information contained in this Item 4 for a more complete understanding of the matters covered by such certification.

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of MTI's disclosure controls and procedures as of March 31, 2021. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission's (the "SEC") rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.                Risk Factors

Part II, Item 1A (Risk Factors) of our most recently filed Annual Report on Form 10-K with the SEC, filed on March 31, 2021, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Except as to the risk factors set forth below and to the extent that information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters described in Part I, Item 2 (Management's Discussion and Analysis of Financial Condition and Results of Operations - Statement Concerning Forward Looking Statements), there have been no material changes to our risk factors disclosed in our most recently filed Annual Report on Form 10-K. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results, however, and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.

With respect to our new cryptocurrency mining operations in the Southeast region of the U.S., we will rely on the landlord to sell us the power required for our operations until the ground leases we have entered into with respect this facility become effective, and any failure of the landlord to supply such power, whether as a result of its failure to pay the Tennessee Valley Authority ("TVA") or otherwise, would materially impact our operations.

EcoChain Block, a wholly-owned subsidiary of EcoChain, entered into a Power Supply Agreement in connection with the ground leases executed in May 2021 with respect to EcoChain's new facility located in the Southeast region of the U.S., as discussed above. Under the terms of the Power Supply Agreement, EcoChain Block, a wholly-owned subsidiary of EcoChain, will purchase the power for its cryptocurrency mining operations from the landlord, who purchases such power directly from the TVA. The rates payable by EcoChain Block to the landlord will be the same pre-negotiated rates the landlord pays the TVA for such power, which rates are lower than the rates that EcoChain could obtain directly from the TVA at this time. The landlord's failure to provide power to EcoChain, as a result of the termination of such power supply to the landlord by the TVA, as a result of the landlord's failure to pay the TVA for such power, or otherwise, would, in all likelihood, result in our inability to obtain the power we need for our cryptocurrency mining operations, unless and until we were able to obtain such power directly from the TVA, which would result in a significant interruption to EcoChain's business. Further, there can be no assurance that EcoChain Block would be able to negotiate a power supply agreement with the TVA on equally favorable terms as the Landlord, if at all.

The properties subject to the ground leases are subject to possible forfeiture to the U.S. government, and, if seized, would, in all likelihood, require us to spend significant funds to maintain our cryptocurrency mining rights.

In August 2020, the United States Department of Justice's Money Laundering & Asset Recovery Section ("DOJ"), together with the U.S. Attorney's Office for the Southern District of Florida, filed civil asset forfeiture complaints against parties related to the Landlord in connection with certain real properties, including the real properties that are the subject of the ground leases (the "Subject Properties").  The complaints, which are all currently pending before a federal judge, alleged that the funds used by the landlord Owners to purchase the Subject Properties were traceable to the proceeds of a bank fraud purportedly committed internationally in Ukraine by the landlord. Though the DOJ has not filed a civil forfeiture action against the Subject Properties, the complaint the government submitted in support of its asset forfeiture requests against certain properties, including the Subject Properties, included a description of the Ukrainian bank fraud and the various properties located in the United States that the DOJ believes were purchased with the proceeds of that international bank fraud, including the Subject Properties. In the event that the Subject Properties are seized by the U.S. government, EcoChain Block may be required to negotiate with the U.S. government for the supply of power that EcoChain was receiving from the landlord pursuant to the Power Supply Agreement. Additionally, the U.S. government, in all likelihood, would place the Subject Properties for sale at an auction, or otherwise, and we would likely be required to purchase the Subject Properties to assure the continuation of our cryptocurrency mining operations at such facility, all of which would require our expenditure of significant funds and could have a material adverse impact on our results of operations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

On January 12, 2021, the Company issued 10,000 shares of common stock, valued at $49,900, to PCG Advisory, Inc. in consideration for its public relations-related consulting services. Such shares were issued to PCG Advisory, Inc. pursuant to an exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) of the Securities Act because: (i) the shares of common stock were offered and sold only to an accredited investor; and (ii) PCG Advisory, Inc. represented, and the Company believes, that it had such knowledge and experience in financial and business matters that it was capable of evaluating the merits and risk of an investment in the Company, and PCG Advisory, Inc. had access to the type of information about the Company that would normally be provided in a prospectus of an SEC registration statement. Further, there was no general solicitation or general advertising related to this issuance of shares.

On March 25, 2021, the Company granted to its directors under the Company's 2021 Stock Incentive Plan: (i) options to purchase 30,000 shares of common stock, at an exercise price of $11.10 per share; (ii) 47,500 shares of restricted stock; and (iii) 15,000 restricted stock units. These grants were all made pursuant to an exemption from the registration requirements of the Securities Act by virtue of Section 4(a)(2) of the Securities Act, as each such director is an accredited investor, represented to the Company, and the Company believes, that he or she has such knowledge and experience in financial and business matters that he or she was capable of evaluating the merits and risk of an investment in the Company, and had access to the type of information about the Company that would normally be provided in a prospectus of an SEC registration statement.

Item 3.           Defaults Upon Senior Securities

None

Item 4.           Mine Safety Disclosures

Not applicable.

Item 5.           Other Information

None

Item 6.           Exhibits

Exhibit No.	Description
10.1#	Industrial Power Contract by and between EcoChain, Inc. and West Kentucky Rural Electric Cooperative Corporation, dated as of February 22, 2021
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

All other exhibits for which no other filing information is given are filed herewith.

# Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. Such information is both not material and is the information that the registrant customarily and actually treats as private or confidential. The omitted information is identified in the exhibit with brackets and "**".

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text and including detailed tags: (i) Condensed Consolidated Balance Sheets at March 31, 2021 and December 31, 2020; (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2021 and 2020; (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2021 and 2020; and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Mechanical Technology, Incorporated
Date: May 17, 2021	By:	/s/ Michael Toporek
Michael Toporek Chief Executive Officer

	By:	/s/ Jessica L. Thomas
Jessica L. Thomas Chief Financial Officer