Form 10-Q
period 2021-06-30
MECHANICAL TECHNOLOGY INC
filed 2021-08-10
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to _____

Commission File Number: 001-40261

Mechanical Technology, Incorporated

(Exact name of registrant as specified in its charter)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of August 9, 2021, the Registrant had 12,699,670 shares of common stock outstanding.

 MECHANICAL TECHNOLOGY, INCORPORATED AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Mechanical Technology, Incorporated and Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2021 (Unaudited) and December 31, 2020

(Dollars in thousands, except per share)	June 30,	December 31,
	2021	2020
Assets
Current Assets:
Cash	$12,096	$2,630
Accounts receivable	780	975
Inventories	1,187	828
Prepaid expenses and other current assets	6,499	346
Total Current Assets	20,562	4,779
Other assets	311	309
Deferred income taxes, net	759	759
Equity investment	750	750
Property, plant and equipment, net	2,132	847
Operating lease right-of-use assets	1,045	1,203
Total Assets	$25,559	$8,647

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,009	$300
Accrued liabilities	1,375	1,019
Operating lease liability	327	316
Income taxes payable	2	2
Total Current Liabilities	3,713	1,637

Other liabilities	264	203
Operating lease liability	725	891
Total Liabilities	4,702	2,731

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
Common stock, par value $0.001 per share, authorized 75,000,000; 13,715,163 issued and outstanding as of June 30, 2021 and 10,750,100 issued and outstanding as of December 31, 2020	14	11
Additional paid-in capital	154,240	137,462
Accumulated deficit	(119,633)	(117,793)
Common stock in treasury, at cost, 1,015,493 shares in both 2021 and 2020	(13,764)	(13,764)
Total Stockholders’ Equity	20,857	5,916
Total Liabilities and Stockholders’ Equity	$25,559	$8,647

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mechanical Technology, Incorporated and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Six Months Ended June 30, 2021 and 2020

(Dollars in thousands, except per share)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020

Product revenue	$1,647	$2,390	$2,984	$3,973
Cryptocurrency revenue	1,657	50	2,652	50
Total revenue	3,304	2,440	5,636	4,023
Operating costs and expenses:
Cost of product revenue	502	631	954	1,159
Cost of cryptocurrency revenue	545	—	873	—
Research and product development expenses	406	362	792	764
Selling, general and administrative expenses	3,030	847	4,867	1,642
Operating (loss) income	(1,179)	600	(1,850)	458
Other income, net	8	2	13	4
(Loss) income before income taxes	(1,171)	602	(1,837)	462
Income tax (expense) benefit	(3)	—	(3)	3
Net (loss) income	$(1,174)	$602	$(1,840)	$465

Net loss per share (Basic)	$(.10)	$.06	$(.17)	$.05
Net loss per share (Diluted)	$(.10)	$.06	$(.17)	$.05

Weighted average shares outstanding (Basic)	11,709,851	9,570,677	10,758,641	9,570,677

Weighted average shares outstanding (Diluted)	11,709,851	9,651,615	10,758,641	9,655,514

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mechanical Technology, Incorporated and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

For the Three and Six-Month Period Ended June 30, 2021(Unaudited):

(Dollars in thousands, except per share)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity
December 31, 2020	10,750,100	$11	$137,462	$(117,793)	1,015,493	$(13,764)	$5,916

Net loss	—	—	—	(666)	—	—	(666)

Stock based compensation	—	—	34	—	—	—	34

Issuance of shares – option exercises	77,250	—	62	—	—	—	62

Issuance of shares – restricted stock	57,500	—	49	—	—	—	49

March 31, 2021	10,884,850	11	137,607	(118,459)	1,015,493	(13,764)	5,395
Net loss	—	—	—	(1,174)	—	—	(1,174)

Stock based compensation	—	—	1,005	—	—	—	1,005

Issuance of shares – stock offering	2,782.258	3	15,400	—	—	—	15,403

Issuance of shares – option exercises	27,650	—	21	—	—	—	21

Issuance of shares – restricted stock	20,405	—	207	—	—	—	207

June 30, 2021	13,715,163	$14	$154,240	$(119,633)	1,015,493	$(13,764)	$20,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

For the Three and Six-Month Period Ended June 30, 2020 (Unaudited):

(Dollars in thousands, except per share)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid- in Capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity
December 31, 2019	10,586,170	$10	$137,326	$(119,739)	1,015,493	$(13,764)	$3,833

Net loss	—	—	—	(137)	—	—	(137)

Stock based compensation	—	—	12	—	—	—	12

March 31, 2020	10,586,170	10	137,338	(119,876)	1,015,493	(13,764)	3,708

Net income	—	—	—	602	—	—	602

Stock based compensation	—	—	12	—	—	—	12

June 30, 2020	10,586,170	$10	$137,350	$(119,274)	1,015,493	$(13,764)	$5,840

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Mechanical Technology, Incorporated and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2021 and 2020

(Dollars in thousands)	Six Month Ended June 30,
	2021	2020
Operating Activities
Net (Loss) income	$(1,840)	$465
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	258	53
Stock based compensation	1,039	24
Consultant stock compensation	49	—
Provision (recovery) for excess and obsolete inventories	(20)	—
Loss on disposal of equipment	—	3
Changes in operating assets and liabilities:
Accounts receivable	195	(511)
Inventories	(339)	(498)
Prepaid expenses and other current assets	(6,487)	(32)
Other long-term assets	(2)	(289)
Accounts payable	1,689	395
Operating lease, net	4	—
Other liabilities	61	203
Accrued liabilities	356	126
Net cash used in operating activities	(5,037)	(61)
Investing Activities
Purchases of equipment	(1,336)	(348)
Purchase of stock in equity investment	—	(750)
Net cash used in investing activities	(1,336)	(1,098)
Financing Activities
Proceeds from equity offering	17,250	—
Costs of equity offering	(1,495)	—
Proceeds from stock option exercises	84	—
Net cash provided by financing activities	15,839	—
Increase (decrease) in cash	9,466	(1,159)
Cash – beginning of period	2,630	2,510
Cash – end of period	$12,096	$1,351

Supplemental Disclosure of Cash Flow Information
Purchase of miner equipment using restricted stock	(207)	—
Registration statement fees in prepaids and accounts payable	352	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Nature of Operations

Description of Business

Mechanical Technology, Incorporated (“MTI” or “the Company”), was incorporated in Nevada on March 24, 2021, and is the successor to Mechanical Technology, Inc., which was incorporated in the State of New York in 1961, as a result of a merger which became effective on March 29, 2021, and is headquartered in Albany, New York. The Company conducts two core businesses through its wholly-owned subsidiaries MTI Instruments, Inc. (“MTI Instruments”), which designs, manufactures and markets its products also at the Albany, New York location, and EcoChain, Inc. (“EcoChain”), which is engaged in cryptocurrency mining powered by renewable energy.

MTI Instruments was incorporated in New York on March 8, 2000 and is a supplier of vibration measurement and balancing systems, precision linear displacement solutions, and wafer inspection tools. MTI Instruments products consist of engine vibration analysis systems for both military and commercial aircraft and electronic gauging instruments for position, displacement and vibration application within the industrial manufacturing markets, as well as in the research, design and process development markets. These systems, tools and solutions are developed for markets and applications that require consistent operation of complex machinery and the precise measurements and control of products, processes, the development and implementation of automated manufacturing and assembly.

EcoChain was incorporated in Delaware on January 8, 2020. EcoChain has established a new business line focused on cryptocurrency mining and the blockchain ecosystem. In connection with the creation of the new business line, EcoChain has established a cryptocurrency mining facility that integrates with the cryptocurrency blockchain network in Washington State. EcoChain focuses on sites that can be powered by renewable energy sources. In connection with the establishment of the EcoChain business, MTI purchased Class A Preferred Shares of Soluna Technologies, Ltd. (“Soluna”), a Canadian company that develops vertically-integrated, utility-scale computing facilities focused on cryptocurrency mining and cutting-edge blockchain applications.

On April 29, 2021, the Company closed a public securities offering (the “April Offering”), pursuant to which the Company issued and sold 2,419,355 shares of the Company’s common stock and warrants to purchase up to 604,839 shares of common stock for gross proceeds of $15,000,001, less underwriting discounts of 7.0% ($1,050,000) and other offering expenses, resulting in aggregate net proceeds to the Company of $13,725,001. In addition, on May 27, 2021, the underwriter, exercised its over-allotment option, in full, in connection with the April Offering, pursuant to which the Company issued and sold an additional 362,903 shares of common stock and warrants to purchase up to an additional 90,726 shares of common stock, on the same terms as the securities sold in the April Offering, resulting in additional aggregate gross proceeds of approximately $2,250,000, less underwriter discounts of 7.0% ($157,500) and other offering expenses, resulting in net proceeds to the Company of $2,029,999. The Company’s aggregate net proceeds in relation to the April Offering, including the over-allotment option, was $15,755,000. The warrants have an initial exercise price of $8.24, subject to certain adjustments, per whole share of common stock and expire five years from their date of issuance. In connection with the April Offering, the Company also issued to the underwriter, as a portion of its compensation, warrants to purchase up to 139,113 shares of Common Stock, at an initial exercise price of $6.82 per share, subject to certain adjustments. The Company also incurred additional expenses of $351,850 in conjunction with the April Offering resulting in total Common Stock of $2,782 and Additional-Paid-in-Capital of $15,400,367.

On May 4, 2021, EcoChain Block, LLC, a Delaware limited liability company (“ECB”), a wholly-owned subsidiary of EcoChain, executed a 25-year ground lease with a power-providing cooperative with respect to an existing building and certain surrounding land (the “Building Lease”), and a 25-year ground lease with the same landlord with respect to certain vacant land adjacent thereto, both located in the Southeastern United States (the “Vacant Land Lease”, and together with the Building Lease, the “Ground Leases”). In addition, ECB and the landlord entered into a Power Supply Agreement (the “Power Supply Agreement”) whereby the landlord has agreed to supply power to the building leased under the Building Lease (the “Building Lease Premises”) and to the premises leased under the Vacant Land Lease (the “Vacant Land Premises”), some of which power, under certain circumstances, may be terminated by the landlord, on at least 6 months prior notice, any time after 12 months after the Building Commencement Date (as hereafter defined), in which case the landlord is required to reimburse ECB for all of its construction costs, subject to certain exceptions, relating to buildings and other improvements developed by ECB on the Vacant Land Premises. As of August 10, 2021, this lease has not commenced.

ECB has agreed to pay rent to the landlord of $500,000 on the effective date of the Building Lease (such date, the “Building Commencement Date”) and the sum of $4,000,000 in periodic payments (the “Vacancy Payments”). We executed a guaranty in favor of the landlord with respect to the Vacancy Payments (the “Guaranty of Rent”). The amount of each Vacancy Payment is determined based on the percentage of the building that has been vacated by existing tenants and available for use by ECB. The final Vacancy Payment is due within 60 days after the building has been completely vacated by the existing tenants, which date is contractually scheduled to be no later than March 31, 2022. ECB has the option of making the Vacancy Payments in cash or by our issuance of common stock in an amount that equals the Vacancy Payment then due based on the prior day’s closing price (any such shares, “Vacancy Payment Shares”). If ECB elects to make any payment in Vacancy Payment Shares, then the landlord has an option to accept such Vacancy Payment Shares or require such shares to be converted to cash as more fully provided in the Building Lease. The Building Lease also includes provisions relating to the issuance of additional shares of our common stock, which may be applied as an advance against future Vacancy Payments, all as fully provided in the Building Lease.

We are required to issue to the landlord 100,000 shares of our common stock, in connection with the Vacant Land Lease, upon the effective date of the Vacant Land Lease, which may not occur prior the Building Commencement Date. In addition, ECB and the landlord have entered into a memorandum of understanding providing ECB with a six-month exclusivity period to expand the Vacant Land Premises, including the obtaining additional power, in connection therewith. ECB and the landlord have not agreed on any of the terms of such expansion other than the exclusivity period previously described. ECB and the landlord have also entered into a transition services agreement (the “Transition Services Agreement”) by which the landlord will provide certain transition services to ECB at a fee to be mutually agreed by the landlord and ECB. The Transition Services Agreement also requires the landlord to pay   ECB an amount approximately equal to the landlord’s net profits received from the landlord’s other tenants operating out of the Building Lease Premises.

On June 24, 2021, the Company and American Stock Transfer & Trust Company, LLC entered into Amendment No. 2 to Rights Agreement (the “Amendment”) to a Rights Agreement, dated as of October 6, 2016, which was amended by Amendment No. 1 to Rights Agreement, dated as of October 20, 2016 (collectively, the “Rights Agreement”), pursuant to which, with the approval of the Board, the Final Expiration Date (as such term is defined in the Rights Agreement) was amended and accelerated from October 26, 2026 to June 24, 2021, and, as a result, the Rights Agreement was terminated effective as of June 24, 2021.

As a result of the termination of the Rights Agreement, certain stockholders of the Company, who, pursuant to the terms of the Rights Agreement, held certain rights entitling them, under certain circumstances, to be issued additional shares of our common stock in the event we issued shares of our common stock to any other person resulting in such person acquiring beneficial ownership of 4.99% or more of our outstanding shares of common stock, are no longer entitled to such rights. These rights were established in an effort to protect our ability to use our net operating loss carryforwards (“NOLs”). The Board, in connection with its authorization and approval of the Amendment, determined that keeping the Rights Agreement in effect was placing undue restrictions on our ability to raise capital, which it determined outweighed any benefits provided to protect the NOLs.

Liquidity

The Company has historically incurred significant losses primarily due to its past efforts to fund direct methanol fuel cell product development and commercialization programs and had a consolidated accumulated deficit of approximately $119.6 million as of June 30, 2021. As of June 30, 2021, the Company had working capital of approximately $16.8 million, no debt, outstanding commitments related to EcoChain for $8.3 million for capital expenditures, and approximately $12.0 million of cash available to fund operations.

Based on recent business developments, including changes in production levels, staffing requirements, and network infrastructure improvements, the Company will require additional capital equipment in the foreseeable future. With respect to MTI and MTI Instruments, the Company expects to spend a total of approximately $300 thousand on computer equipment and software and $1.6 million on research and development during 2021. As the Company has done historically, the Company expects to finance these expenditures and continue funding of MTI’s and MTI Instruments’ operations from the Company’s current cash position and the Company’s projected 2021 cash flows. If necessary, the Company may also seek to supplement its resources by increasing credit facilities to fund operational working capital and capital expenditure requirements. With respect to EcoChain, the Company expects to fund growth (additional cryptocurrency mining facilities and miners) through capital raise activities to the extent that the Company can successfully raise capital through additional securities sales. Any additional financing, if required, may not be available to the Company on acceptable terms or at all.

While it cannot be assured, management believes that, due in part to the Company’s current working capital level and projected cash requirements for operations and capital expenditures, its current available cash of approximately $12.0 million, and the Company’s projected 2021 cash flow pursuant to management’s plans, the Company will have adequate resources to fund operations and capital expenditures for MTI and MTI Instruments for the year ending December 31, 2021 and through at least the end of the third quarter of 2022. As noted above, the Company expects to fund capital expenditures for EcoChain through capital raises, while EcoChain’s operations will be funded through its cash flows. The Company expects to have adequate resources to fund EcoChain’s operations for the year ending December 31, 2021 and through at least the third quarter of 2022.

2.	Basis of Presentation

In the opinion of management, the Company’s condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the periods presented in accordance with United States of America’s Generally Accepted Accounting Principles (“U.S. GAAP”). The results of operations for the interim periods presented are not necessarily indicative of results for the full year.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 (“the Annual Report”).

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2020 has been derived from the Company’s audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2021 and June 30, 2020.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, MTI Instruments and EcoChain. All intercompany balances and transactions are eliminated in consolidation.

Change in Par Value

Unless otherwise noted, all capital values, share and per share amounts in the condensed consolidated financial statements have been retroactively restated for the effects of the Company’s change in par value from $0.01 to $0.001, which became effective after the redomestication to the State of Nevada on March 29, 2021.

3.	Accounts Receivable

Accounts receivables consist of the following at:

(Dollars in thousands)	June 30, 2021	December 31, 2020

U.S. and State Government	$53	$2
Commercial	638	909
Other	89	64
Total	$780	$975

For the three months ended June 30, 2021 and 2020, the largest commercial customer represented 14.2% and 7.1%, respectively, and the largest governmental agency represented 35.5% and 65.8%, respectively, of the Company’s product revenue. For the six months ended June 30, 2021 and 2020, the largest commercial customer represented 12.7% and 9.6%, respectively, and the largest governmental agency represented 27.3% and 42.3%, respectively, of the Company’s product revenue. As of June 30, 2021 and December 31, 2020, the largest commercial customer receivable represented 16.4% and 15.9%, respectively, and the largest governmental customer receivable represented 6.8% and 0.3%, respectively, of the Company’s accounts receivable.

The Company's allowance for doubtful accounts was $0 at both June 30, 2021 and December 31, 2020.

4.	Inventories

Inventories consist of the following at:

(Dollars in thousands)	June 30, 2021	December 31, 2020

Finished goods	$570	$371
Work in process	263	139
Raw materials	354	318
Total	$1,187	$828

5.	Property, Plant and Equipment

Property, plant and equipment consist of the following at:

(Dollars in thousands)	June 30, 2021	December 31, 2020

Land	$52	$—
Leasehold improvements	262	262
Computers and related software	2,639	1,603
Machinery and equipment	902	885
Office furniture and fixtures	39	38
Construction in progress	437	—
	4,331	2,788
Less: Accumulated depreciation	2,199	1,941
	$2,132	$847

Depreciation expense was $165 thousand and $31 thousand for the three months ended June 30, 2021 and 2020, respectively. Depreciation expense was $258 thousand and $53 thousand for the six months ended June 30, 2021 and 2020, respectively.

6.	Income Taxes

During the three and six months ended June 30, 2021, the Company’s effective income tax rate was 0.0%. The projected annual effective tax rate is less than the Federal statutory rate of 21%, primarily due to the change in the valuation allowance, as well as changes to estimated taxable income for 2021 and permanent differences. There was an income tax expense of $3 thousand for the three and six months ended June 30, 2021 and $0 for the three months ended June 30, 2020 and an income tax benefit of $3 thousand for the six months ended June 30, 2020.

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

The Company believes that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. The Company based the estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. The valuation allowance was $10.2 million and $9.7 million at June 30, 2021 and December 31, 2020, respectively. We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowance on a quarterly basis.

7.	Stockholders’ Equity

Common Stock

The Company has one class of common stock, par value $0.001. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. As of June 30, 2021 and December 31, 2020, there were 12,699,670 and 9,734,607 shares of common stock issued and outstanding, respectively.

Dividends

Dividends are recorded when declared by the Company’s Board of Directors. There were no dividends declared or paid during 2020 or 2021.

Reservation of Shares

The Company had reserved shares of common stock for future issuance as follows as of June 30, 2021:

Stock options outstanding	1,010,050
Restricted stock units outstanding	15,000
Common stock available for future equity awards or issuance of options	692.616
Number of common shares reserved	1,717,666

Income (Loss) per Share

The Company computes basic income (loss) per common share by dividing net income (loss) by the weighted average number of common shares outstanding during the reporting period. Diluted income (loss) per share reflects the potential dilution, if any, computed by dividing income (loss) by the combination of dilutive common stock equivalents, comprised of shares issuable under outstanding investment rights, warrants and the Company’s stock-based compensation plans, and the weighted average number of shares of common stock outstanding during the reporting period. Dilutive common stock equivalents include the dilutive effect of in-the-money stock options, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a stock option and the amount of compensation cost, if any, for future service that the Company has not yet recognized are assumed to be used to repurchase shares in the current period.

Not included in the computation of earnings per share, assuming dilution, for the three months ended June 30, 2021, were options to purchase 658,550 shares and 15,000 restricted stock units of the Company’s common stock. These potentially dilutive items were excluded because the Company incurred a loss during the period and their inclusion would be anti-dilutive. Not included in the computation of earnings per share, assuming dilution, for the six months ended June 30, 2021, were options to purchase 1,010,050 shares of the Company’s common stock and 15,000 restricted stock units of the Company’s common stock. These potentially dilutive items were excluded because the Company incurred a loss during the period and their inclusion would be anti-dilutive.

Not included in the computation of earnings per share, assuming dilution, for the three months ended June 30, 2020, were options to purchase 491,430 shares of the Company’s common stock. These potentially dilutive items were excluded because the average market price of the shares of common stock exceeded the exercise price of the options. Not included in the computation of earnings per share, assuming dilution, for the six months ended June 30, 2021, were options to purchase 491,430 shares of the Company’s common stock. These potentially dilutive items were excluded because the average market price of the shares of common stock exceeded the exercise price of the options.

8.	Commitments and Contingencies

Commitments:

Leases

The Company determines whether an arrangement is a lease at inception. The Company and its subsidiaries have operating leases for certain manufacturing, laboratory, office facilities and certain equipment. The leases have remaining lease terms of less than one year to less than five years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of June 30, 2021 and December 31, 2020, the Company has no assets recorded under finance leases.

Lease expense for these leases is recognized on a straight-line basis over the lease term. For the three and six months ended June 30, total lease costs are comprised of the following:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Operating lease cost	$93	$66	$187	$121
Short-term lease cost	—	2	—	2
Total net lease cost	$93	$68	$187	$123

Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

Other information related to leases was as follows:

Six Months Ended June 30, 2021

Weighted Average Remaining Lease Term (in years):
Operating leases	3.64

Weighted Average Discount Rate:
Operating leases	5.51%

(Dollars in thousands)	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020

Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$187	$121

Non-Cash Activity Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$387

Maturities of noncancellable operating lease liabilities are as follows for the quarter ending June 30:

(Dollars in thousands)
2021
2021	$374
2022	376
2023	290
2024	103
2025	—
Total lease payments	1,143
Less: imputed interest	(91)
Total lease obligations	1,052
Less: current obligations	(327)
Long-term lease obligations	$725

As of June 30, 2021, except for the ground lease entered into as described in Note 1, there were no additional operating lease commitments that had not yet commenced.

Warranties

Product warranty liabilities are included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets. Below is a reconciliation of changes in product warranty liabilities:

(Dollars in thousands)	Six Months Ended June 30,
	2021	2020
Balance, January 1	$22	$16
Accruals for warranties issued	8	10
Accruals for pre-existing warranties	—	—
Settlements made (in cash or in kind)	(4)	(3)
Balance, end of period	$26	$23

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

The Company has been named as a party in the December 19, 2019 United States Environmental Protection Agency (“EPA”) Demand Letter regarding the Malta Rocket Fuel Area Superfund Site (“Site”) located in Malta and Stillwater, New York in connection with an alleged release of hazardous materials into the environment. The EPA is seeking reimbursement of response costs from all named parties in the amount of approximately $358 thousand plus interest in connection with the investigation and disposal activities associated with the various drum caches discovered at the Site, issuance of the Explanation of Significant Differences (“ESD”) of the Site, and implementation of the work contemplated by the ESD. The Company considers the likelihood of a material adverse outcome to be remote and does not currently anticipate that any expense or liability it may incur as a result of these matters in the future will be material to the Company's financial condition.

9.	Related Party Transactions

MeOH Power, Inc.

On December 18, 2013, MeOH Power, Inc. and the Company executed a Senior Demand Promissory Note (the “Note”) in the amount of $380 thousand to secure the intercompany amounts due to the Company from MeOH Power, Inc. upon the deconsolidation of MeOH Power, Inc. Interest accrues on the Note at the Prime Rate in effect on the first business day of the month, as published in the Wall Street Journal. At the Company’s option, all or part of the principal and interest due on this Note may be converted to shares of common stock of MeOH Power, Inc. at a rate of $0.07 per share. Interest began accruing on January 1, 2014. The Company recorded a full allowance against the Note. As of June 30, 2021 and December 31, 2020, $325 thousand and $321 thousand, respectively, of principal and interest are available to convert into shares of common stock of MeOH Power, Inc. Any adjustments to the allowance are recorded as miscellaneous expense during the period incurred.

Legal Services

During the three and six months ended June 30, 2021, the Company incurred $7 thousand and $15 thousand, respectively, to Couch White, LLP for legal services associated with contract review. During the three and six months ended June 30, 2020, the Company incurred $19 thousand and $77 thousand, respectively, to Couch White, LLP for legal services associated with contract review. A partner at Couch White, LLP is an immediate family member of one of our Directors.

Soluna Transactions

On January 8, 2020, the Company formed EcoChain as a wholly-owned subsidiary to pursue a new business line focused on cryptocurrency and the blockchain ecosystem. In connection with this new business line, EcoChain established a facility to mine cryptocurrencies and integrate with the blockchain network. Pursuant to an Operating and Management Agreement dated January 13, 2020, by and between EcoChain and Soluna Technologies, Ltd. (“Soluna”), a Canadian company that develops vertically-integrated, utility-scale computing facilities focused on cryptocurrency mining and cutting-edge blockchain applications, Soluna assisted the Company, and later EcoChain, in developing, and is now operating, the cryptocurrency mining facility. The Operating and Management Agreement requires, among other things, that Soluna provide developmental and operational services, as directed by EcoChain, with respect to the cryptocurrency mining facility in exchange for EcoChain’s payment to Soluna of a one-time management fee of $65 thousand and profit-based success payments in the event EcoChain achieves explicit profitability thresholds. Once aggregate earnings before interest, taxes, depreciation and amortization of the mine exceeds the total amount of funding provided by EcoChain to Soluna (whether pursuant to this agreement or otherwise) for the purposes of creating, developing, assembling, and constructing the mine (the “Threshold”), Soluna is entitled to ongoing success payments of 20.0% of the earnings before interest, taxes, depreciation and amortization of the mine. As of June 30, 2021, $118 thousand of payments have been made or are due, as certain Thresholds have been achieved. Pursuant to the Operating and Management Agreement, during the developmental phase of the cryptocurrency mining facility, which ended on March 14, 2020, Soluna gathered and analyzed information with respect to EcoChain's cryptocurrency mining efforts and produced budgets, financial models, and technical and operational plans, including a detailed business plan, that it delivered to EcoChain in March 2020 (the “Deliverables”), all of which was designed to assist with the efficient implementation of a cryptocurrency mine. The agreement provided that, following EcoChain’s acceptance of the Deliverables, which occurred on March 23, 2020, Soluna, on behalf of EcoChain, would commence operations of the cryptocurrency mine in a manner that would allow EcoChain to mine and sell cryptocurrency. In that regard, on May 21, 2020, EcoChain acquired the intellectual property of GigaWatt, Inc. (“GigaWatt”) and certain other property and rights of GigaWatt associated with GigaWatt’s operation of a crypto-mining operation located in Washington State. The acquired assets formed the cornerstone of EcoChain’s current cryptocurrency mining operation. EcoChain sells for U.S. dollars all cryptocurrency it mines and is not in the business of accumulating cryptocurrency on its balance sheet for speculative gains. On October 22, 2020, EcoChain loaned Soluna $112 thousand to acquire additional assets from the bankruptcy trustee for GigaWatt’s assets. On the same day, Soluna transferred title of the assets to EcoChain, which under the terms thereof paid off the note.

On November 19, 2020, EcoChain and Soluna entered into a second Operating and Management Agreement related to a potential location for a cryptocurrency mine in the Southeast United States. In accordance with the terms of the agreement, which are consistent with the first Operating and Management agreement noted above, Soluna is entitled to ongoing success payments of 20.0% of the earnings before interest, taxes, depreciation and amortization of the mine. EcoChain paid Soluna $150 thousand in 2020 and $100 thousand in the six months ended June 2021 related to the one-time fees.

On December 1, 2020, EcoChain and Soluna entered into a third Operating and Management Agreement with respect to a potential location for a cryptocurrency mine in the Southwestern United States. In accordance with the terms of the agreement, which are consistent with the first Operating and Management agreement noted above, Soluna is entitled to ongoing success payments of 20.0% of the earnings before interest, taxes, depreciation and amortization of the mine. EcoChain paid Soluna $38,000 during 2020 in relation to the one-time fees; this target location did not meet the business requirements to continue pursuing the potential acquisition, and as a result EcoChain will not make any further payments to Soluna under this agreement.

On February 8, 2021, EcoChain and Soluna entered into a fourth Operating and Management Agreement related to a potential location for a cryptocurrency mine in the Southeast United States. In accordance with the terms of the agreement, which are consistent with the first Operating and Management agreement noted above, Soluna is entitled to ongoing success payments of 20.0% of the earnings before interest, taxes, depreciation and amortization of the mine. EcoChain paid Soluna $70 thousand during the six months ended June 30, 2021 in relation to the one-time fees.

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

Several of Soluna’s equityholders are affiliated with Brookstone Partners, the investment firm that holds an equity interest in the Company through Brookstone Partners Acquisition XXIV, LLC. The Company’s two Brookstone-affiliated directors also serve as directors and, in one case, as an officer, of Soluna and also have ownership interest in Soluna. In light of these relationships, the various transactions by and between the Company and EcoChain, on the one hand, and Soluna, on the other hand, were negotiated on behalf of the Company and EcoChain via an independent investment committee of Board and separate legal representation. The transactions were subsequently unanimously approved by both the independent investment committee and the full Board.

Three of the Company’s directors have various affiliations with Soluna.

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

In addition, one of the Company’s directors, Matthew E. Lipman, serves as a director and as acting Secretary and Treasurer of Soluna. Mr. Lipman does not directly own any equity interest in Tera Joule, LLC, which owns 8.4% of Soluna; however, as a result of his position as a director and officer of Brookstone IAC, Inc., which is the manager of Tera Joule, LLC, he has dispositive power over the equity interests that Tera Joule owns in Soluna.

Finally, the Company’s director William P. Phelan serves as an observer on Soluna’s board of directors on behalf of the Company.As a result, the approximate dollar value of the amount of Mr. Toporek's and Mr. Lipman's interest in the Company's transactions with Soluna through June 30, 2021, were $98 thousand and $0, respectively.

The Company’s investment in Soluna is carried at the cost of investment and was $750 thousand as of June 30, 2021. The Company owned approximately 1.83% of Soluna, calculated on a converted fully-diluted basis, as of June 30, 2021. The Company may enter into additional transactions with Soluna in the future.

10.       Stock Based Compensation

2021 Plan

The Company’s 2021 Stock Incentive Plan (the “2021 Plan”) was adopted by the Board on February 12, 2021 and approved by the stockholders on March 25, 2021. The 2021 Plan authorizes the Company to issue shares of common stock upon the exercise of stock options, the grant of restricted stock awards, and the conversion of restricted stock units (collectively, the "Awards"). The Compensation Committee has full authority, subject to the terms of the 2021 Plan, to interpret the 2021 Plan and establish rules and regulations for the proper administration of the 2021 Plan. Subject to certain adjustments as provided in the 2021 Plan, the maximum aggregate number of shares of the Company’s common stock that may be issued under the 2021 Plan (i) pursuant to the exercise of stock options, (ii) as restricted stock, and (iii) as available pursuant to restricted stock units shall be limited to (A) during the Company's fiscal year ending December 31, 2021, 1,460,191 shares of common stock, and (B) beginning with the Company's fiscal year ending December 31, 2022, 15% of the number of shares of common stock outstanding. Subject to certain adjustments as provided in the 2021 Plan, (i) shares of the Company’s common stock subject to the 2021 Plan shall include shares of common stock forfeited in a prior year and (ii) the number of shares of common stock that may be issued under the 2021 Plan may never be less than the number of shares of the Company’s common stock that are then outstanding under outstanding Awards.

During the three months ended June 30, 2021, the Company granted options to purchase 686,200 shares of the Company’s common stock under the 2021 Plan, of which 186,200 shares immediately vested with an exercise price of $7.52 per share, based on the closing price plus 10% of the Company’s common stock on the date of the grant. The remaining 500,000 shares will vest in equal installments of 33 1/3% on each of the three anniversaries of the date of grant, the exercise price of these awards are $6.84 per share. Using a Black-Scholes Option Pricing Model, the weighted average fair value of these options was $4.86 per share and was estimated at the date of grant.

During the six months ended June 30, 2021, the Company granted options to purchase 716,200 shares of the Company’s common stock under the 2021 Plan, of which 186,200 shares immediately vested with an exercise price of $7.52 per share, based on the closing price plus 10% of the Company’s common stock on the date of the grant. The remaining 530,000 shares will vest in equal installments of 33 1/3% on each of the three anniversaries of the date of the grant. The weighted exercise price of these options is $7.08 per share and was based on the closing market price of the Company’s common stock on the dates of grant. Using a Black-Scholes Option Pricing Model, the weighted average fair value of these options was $5.04 per share and was estimated at the date of grant.

During the six months ended June 30, 2021, the Company awarded 47,500 shares of restricted common stock under the 2021 Plan, valued at $11.10 per share based on the closing market price of the Company’s common stock on the date of the award. The shares will be restricted for one year, with the entire award vesting on the first anniversary of the award date.

During the six months ended June 30, 2021, the Company awarded 15,000 restricted stock units under the 2021 Plan, valued at $11.10 per share based on the closing market price of the Company’s common stock on the date of the grant. 33 1/3% of such restricted stock units will vest on each of the first three anniversaries of the date of the grant.

11.       Effect of Recent Accounting Updates

Accounting Updates Not Yet Effective

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (the “FASB”) in the form of accounting standard updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). The Company considered the applicability and impact of all ASUs. ASUs not mentioned below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

In June 2016, the FASB issued ASU 2016-13 (Financial Instruments - Credit Losses (Topic 326)) and its subsequent amendments to the initial guidance within ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11 and ASU 2020-02, respectively (collectively, Topic 326). Topic 326 changes how entities will measure credit losses for most financial assets and certain other instruments that are not accounted for at fair value through net income. This standard replaces the existing incurred credit loss model and establishes a single credit loss framework based on a current expected credit loss model for financial assets carried at amortized cost, including loans and held-to- maturity debt securities. The current expected loss model requires an entity to estimate credit losses expected over the life of the credit exposure upon initial recognition of that exposure when the financial asset is originated or acquired, which will generally result in earlier recognition of credit losses. This standard also requires expanded credit quality disclosures. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. This standard also simplifies the accounting model for purchased credit-impaired debt securities and loans. This standard will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. ASU 2019-04 clarifies that equity instruments without readily determinable fair values for which an entity has elected the measurement alternative should be remeasured to fair value as of the date that an observable transaction occurred. ASU 2019-05 provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. This standard should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. This standard will be effective for the Company for annual and interim reporting periods beginning on or after December 15, 2022, and while early adoption is permitted, the Company does not expect to elect that option. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements, including assessing and evaluating assumptions and models to estimate losses. Upon adoption of this standard on January 1, 2023, the Company will be required to record a cumulative effect adjustment to retained earnings for the impact as of the date of adoption. The impact will depend on the Company’s portfolio composition and credit quality at the date of adoption, as well as forecasts at that time.

Accounting Updates Recently Adopted by the Company

On January 1, 2021, the Company adopted ASU 2019-12 (Income Taxes (Topic 740) – Simplifying the Accounting for Income Taxes). This standard removes exceptions to the general principles in Topic 740 for allocating tax expense between financial statement components, accounting basis differences stemming from an ownership change in foreign investments and interim period income tax accounting for year-to-date losses that exceed projected losses. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

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

There have been no other significant changes in the Company’s reported financial position or results of operations and cash flows as a result of its adoption of new accounting pronouncements or changes to its significant accounting policies that were disclosed in its consolidated financial statements for the fiscal year ended December 31, 2020.

12.	Segment Information

The Company operates in two business segments, Test and Measurement Instrumentation and Cryptocurrency. The Test and Measurement Instrumentation segment designs, manufactures, markets and services computer-based balancing systems for aircraft engines, high performance test and measurement instruments and systems, and wafer characterization tools for the semiconductor and solar industries. The Cryptocurrency segment is focused on cryptocurrency and the blockchain ecosystem. The Company’s principal operations in both segments are located in North America.

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

(Dollars in thousands)	Test and Measurement Instrumentation	Cryptocurrency	Other	Condensed Consolidated Totals
Three months ended June 30, 2021
Product revenue	$1,647	$—	$—	$1,647
Cryptocurrency revenue	—	1,657	—	1,657
Research and product development expenses	406	—	—	406
Selling, general and administrative expenses	526	292	2,212	3,030
Segment profit / (loss) from operations before income taxes	(270)	710	(1,611)	(1,171)
Segment profit / (loss)	(270)	710	(1,614)	(1,174)
Total assets	2,636	3,883	19,040	25,559
Capital expenditures	13	1,229	—	1,242
Depreciation and amortization	17	149	—	166

Three months ended June 30, 2020
Product revenue	$2,390	$—	$—	$2,390
Cryptocurrency revenue	—	50	—	50
Research and product development expenses	362	—	—	362
Selling, general and administrative expenses	437	109	301	847
Segment profit / (loss) from operations before income taxes	831	(73)	(156)	602
Segment profit / (loss)	831	(73)	(156)	602
Total assets	3,687	1,090	2,480	7,257
Capital expenditures	5	335	—	340
Depreciation and amortization	21	9	—	30

Six months ended June 30, 2021
Product revenue	$2,984	$—	$—	$2,984
Cryptocurrency revenue	—	2,652	—	2,652
Research and product development expenses	792	—	—	792
Selling, general and administrative expenses	1,066	855	2,946	4,867
Segment profit / (loss) from operations before income taxes	(672)	771	(1,936)	(1,837)
Segment profit / (loss)	(672)	771	(1,939)	(1,840)
Total assets	2,636	3,883	19,040	25,559
Capital expenditures	18	1,525	—	1,543
Depreciation and amortization	34	224	—	258

Six months ended June 30, 2020
Product revenue	$3,973	$—	$—	$3,973
Cryptocurrency revenue	—	50	—	50
Research and product development expenses	764	—	—	764
Selling, general and administrative expenses	853	180	609	1,642
Segment profit / (loss) from operations before income taxes	959	(144)	(353)	462
Segment profit / (loss)	959	(144)	(350)	465
Total assets	3,687	1,090	2,480	7,257
Capital expenditures	13	335	—	348
Depreciation and amortization	44	9	—	53

The following table presents the details of “Other” segment loss:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Corporate and other (expenses) income:
Salaries and Benefits	$(1,279)	$(119)	$(1,480)	$(240)
Income tax (expense) benefit	(3)	—	(3)	3
Other expense, net	(332)	(37)	(456)	(113)
Total income (expense)	$(1,614)	$(156)	$(1,939)	$(350)

13.	Line of Credit

On May 7, 2020, in connection with receipt of the $3.3 million United States Air Force delivery order, MTI Instruments obtained a $300 thousand secured line of credit from Pioneer Bank that will, among other things, assist with MTI Instruments' timely fulfillment of the delivery order. The line of credit may be drawn in the discretion of MTI Instruments and bears interest at a rate of Prime +1% per annum. Accrued interest is due monthly, and principal is payable over a period of 30 days following lender's demand. The line of credit is secured by the assets of MTI Instruments and is guaranteed by the Company. As of June 30, 2021 and December 31, 2020, there were no amounts outstanding under the line of credit.

14.	Subsequent Events

Management has evaluated all events and transactions that occurred subsequent to June 30, 2021 through the date of issuance of these condensed consolidated financial statements. During this period, the Company did not have any significant subsequent events.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, the terms “MTI,” “the Company”, “we,” “us,” and “our” refer to Mechanical Technology, Incorporated, “MTI Instruments” refers to MTI Instruments, Inc., and “EcoChain” refers to EcoChain, Inc.

The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and the related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2020 contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021.

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

EcoChain, a Delaware corporation incorporated in January 2020, is engaged in cryptocurrency mining powered by renewable energy. Related to this new core business, we made a strategic investment, and hold an equity position, in Soluna Technologies, Ltd. (“Soluna”), a Canadian company that develops vertically-integrated, utility-scale computing facilities focused on cryptocurrency mining and cutting-edge blockchain applications. Through Soluna, we currently operate a mining facility in Wenatchee, Washington, that houses the majority of our cryptocurrency miners, which are the cryptocurrency assets, consisting of hardware and software, that perform the computations needed to mine cryptocurrencies. We purchased additional miners in April and May 2021, and in May 2021 entered into two ground leases for a building located in the Southeast region of the United States that will be EcoChain’s second cryptocurrency mining facility, which includes surrounding land for potential additional capacity. The ground leases will not be effective until certain conditions set forth therein are met, and in the meantime the miners we purchased in April are located in this facility. We are paying the owner of that facility, at a flat fee per miner, for the space, electricity, and anything else needed for the miners to operate, an arrangement known as “hosting”; this arrangement will terminate upon the effective date of the ground leases, at which time Soluna will commence operating this facility pursuant to an operations and management agreement between Soluna and EcoChain. The primary cryptocurrencies that EcoChain mines are Bitcoin and, to a lesser degree, Ethereum and LiteCoin. EcoChain recognizes revenue when its mined cryptocurrencies are transferred to its account at a cryptocurrency exchange (i.e. a platform that facilitates the exchange of cryptocurrencies for other assets, such as conventional money or other digital currencies). The applicable exchange converts the cryptocurrencies held in our account to U.S. dollars daily. The Company intends to continue to grow EcoChain through acquisitions of existing cryptocurrency mining facilities and properties that can be repurposed to operate cryptocurrency mining facilities, as well as through constructing our own cryptocurrency mining facilities, along with purchases of any real property, equipment, and miners necessary to do so.

Consolidated Results of Operations

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2021 Compared to the Three and Six Months Ended June 30, 2020.

The following table summarizes changes in the various components of our net loss during the three months ended June 30, 2021 compared to the three months ended June 30, 2020.

(Dollars in thousands)	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020	$ Change	% Change

Product revenue	$1,647	$2,390	$(743)	(31.1%)
Cryptocurrency revenue	$1,657	$50	$1,607	3,214.0%
Operating costs and expenses:
Cost of product revenue	$502	$631	$(129)	(20.4%)
Cost of cryptocurrency revenue	$545	$—	$545	100.0%
Research and product development expenses	$406	$362	$44	12.2%
Selling, general and administrative expenses	$3,030	$847	$2,183	257.7%
Operating (loss) income	$(1,179)	$600	$(1,779)	(296.5%)
Other income, net	$8	$2	$6	300.0%
(Loss) income before income taxes	$(1,171)	$602	$(1,773)	(294.5%)
Income tax expense	$(3)	$—	$(3)	(100.0%)
Net (loss) income	$(1,174)	$602	$(1,776)	(295.0%)

The following table summarizes changes in the various components of our net loss during the six months ended June 30, 2021 compared to the six months ended June 30, 2020.

(Dollars in thousands)	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020	$ Change	% Change

Product revenue	$2,984	$3,973	$(989)	(24.9%)
Cryptocurrency revenue	$2,652	$50	$2,602	5,204.0%
Operating costs and expenses:
Cost of product revenue	$954	$1,159	$(205)	(17.7%)
Cost of cryptocurrency revenue	$873	$—	$873	100.0%
Research and product development expenses	$792	$764	$28	3.7%
Selling, general and administrative expenses	$4,867	$1,642	$3,225	196.4%
Operating (loss) income	$(1,850)	$458	$(2,308)	(503.9%)
Other income, net	$13	$4	$9	225.0%
(Loss) income before income taxes	$(1,837)	$462	$(2,299)	(497.6%)
Income tax (expense) benefit	$(3)	$3	$(6)	(200.0%)
Net (loss) income	$(1,840)	$465	$(2,305)	(495.7%)

Product Revenue: Product revenue consists of revenue recognized from sales of MTI Instruments’ products and the provision of related maintenance and repair services.

Product revenue for the three months ended June 30, 2021 decreased by $743 thousand, or 31.1%, to $1.6 million from $2.4 million for the three months ended June 30, 2020. The primary reason for this decrease was a $935 thousand decline in portable balancing systems (“PBS”) revenue due to lower new PBS sales, of which $750 thousand was driven by a decrease in units shipped for the United States Air Force of 17 additional units in 2020, this was partially offset by increase of capacitance sales of $100 thousand and an increase of PBS repairs of $100 thousand for the three months ended June 30, 2021.

Product revenue for the six months ended June 30, 2021 decreased by $989 thousand, or 24.9%, to $3.0 million from $4.0 million during the six months ended June 30, 2020. The primary reason for the decrease was a $935 thousand decline in portable balancing systems (“PBS”) revenue due to lower new PBS sales, of which $750 thousand was driven by a decrease in units shipped for the United States Air Force of 15 additional units in 2020. In addition customers located in Asia accounted for a decrease of $185 thousand in PBS revenue. The decrease was primarily due to a large order placed in 2020. The decline in Asia was due to lingering issues related to the COVID pandemic and related travel restrictions, which challenged communications due to   language barriers related to having to conduct sales presentations and otherwise interact with customers remotely, which we have found to be less effective than in-person interactions.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands)			Revenues for the Three Months Ended
			June 30,
Contract(1)	Expiration		2021	2020

$9.35 million U.S. Air Force Systems, Accessories and Maintenance	06/30/2021	(2)	$584	$1,764

(Dollars in thousands)			Revenues for the Six Months Ended		Contract Revenues to Date Date	Total Contract Orders Received To Date
			June 30,		June 30,	June 30,
Contract(1)	Expiration		2021	2020	2021	2021

$9.35 million U.S. Air Force Systems, Accessories and Maintenance	06/30/2021	(2)	$814	$1,828	$9,474	$9,870

(1)	Contract values represent maximum potential values at time of contract placement and may not be representative of actual results.
(2)	Date represents expiration of contract, including the exercise of option extensions.

We are in discussions with the U.S. Air Force regarding renewing their current contract, which expired as of June 30, 2021. We do not anticipate any issues with the renewal of the contract and we expect to enter into a renewed contract with the U.S. Air Force in September. As a result, we do not expect that there will be any material impact on our results of operations, cash flows, liquidity, or financial condition as a result of the pending expiration of our current contract with the U.S. Air Force.

Cryptocurrency Revenue: Cryptocurrency revenue consists of revenue recognized from EcoChain’s cryptocurrency mining operations.

Cryptocurrency revenue was $1.7 million for the three months ended June 30, 2021, compared to $50 thousand for the three months ended June 30, 2020. Cryptocurrency revenue was $2.7 million for the six months ended June 30, 2021, compared to $50 thousand for the six months ended June 30, 2020. EcoChain did not commence its cryptocurrency mining operations until the second quarter of 2020, and therefore there was no material cryptocurrency revenue for the six months ended June 30, 2020. This revenue represents the cash received upon the daily sale of the various cryptocurrencies mined at EcoChain’s mining facility during the six months ended June 30, 2021.

Cost of Product Revenue; Gross Margin: Cost of product revenue includes the direct material and labor cost as well as an allocation of overhead costs that relate to the manufacturing of products that we sell. Cost of product revenue also includes the labor and material costs incurred for product maintenance, replacement parts, and service under our contractual obligations.

Cost of product revenue for the three months ended June 30, 2021 decreased by $129 thousand, or 20.4%, to $502 thousand from $631 thousand for the three months ended June 30, 2021. Cost of product revenue for the six months ended June 30, 2021 decreased by $205 thousand, or 17.7%, to $954 thousand from $1.2 million for the six months ended June 30, 2020. The reason for this decrease for the three and six months was the decrease in product sales compared to the year to date of 2020, as discussed above in “Product Revenue.”

Cost as a percentage of product revenue was unfavorable comparable for the six months ended June 30, 2021 comparable to the six months ended June 30, 2020, decreasing to, as a percentage of product revenue, 68.0% during the year to date of 2021 compared to 70.8% in the comparable 2020 period. This was due to a mix change (lower volume in sales in the higher margin products) from the decrease in the PBS sales and lower proportion to total sales.

Cost of Cryptocurrency Revenue: Cost of cryptocurrency revenue includes direct utility costs as well as overhead costs that relate to the operations of EcoChain’s cryptocurrency mining facility. Going forward, cost of cryptocurrency revenue will also include any costs related to the hosting of our miners in third-party facilities as well as the costs of operations of any additional EcoChain cryptocurrency mining facilities, including the anticipated Southeast region facility, discussed above, once the ground leases become effective.

Cost of cryptocurrency revenue was $545 thousand for the three months ended June 30, 2121. Cost of cryptocurrency revenue was $873 thousand for the six months ended June 30, 2021. As noted above, EcoChain did not commence cryptocurrency mining operations until the second quarter of 2020, and therefore there was no material cryptocurrency revenue or associated costs during the first six month ended June 30, 2020.

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

Research and product development expenses decreased $28 thousand, or 3.7%, during the six months ended June 30, 2021 compared to the 2020 period. This decrease was primarily due to the movement of a highly-compensated engineering employee from full-time to part-time status during the third quarter of 2020.

Selling, General and Administrative Expenses: Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology, and legal services.

Selling, general and administrative expenses for the three months ended June 30, 2021 increased by $2.1 million, or 257.7%, to $3.0 million from $847 thousand for the three months ended June 30, 2020. This increase was a result of both expenses incurred in 2021 for which there was no comparable expense in 2020 as well as from changes in a number of our traditional selling, general and administrative expenses. Expenses for which there was no comparable outlay in 2020 consisted non-cash stock option grants of $1.0 million to our Chief Executive Officer (“CEO”) and Board of Directors, $480 in legal and other expenses related to pipeline acquisition costs and CEO and Board compensation review. The Company expects these expenses to a one-time expense.

Salaries and benefits expenses increased by $240 thousand during the three months ended June 30, 2021, compared to the three months ended June 30, 2020, $130 thousand of which was related to the salary and benefits of our Chief Financial Officer and Compliance Manager, who were hired in July 2020 and November 2020, respectively, and change in employment status to full time for the Corporate Controller, $110 thousand of which is related to the salary, recruiting fees and benefits of the new President of MTI Instruments, who was originally hired as Director of Marketing in the third quarter of 2019 and promoted to Chief Operating Officer of MTI Instruments in May 2020 and President of MTI Instruments in September 2020, in addition to adding an HR manager. Compensation expense for Board members increased by $19 thousand due to the Company’s change in Board compensation and adding two Directors to the Board in February 2021. In addition, compared to the three months ended June 30, 2020, we experienced an increase of $50 thousand in audit and consulting fees due to compliance with the auditing standards of the Public Company Accounting Oversight Board (“PCAOB”). During the three months ended June 30, 2020, we did not file reports with the SEC and therefore the annual audit of our financial statements did not need to comply with PCAOB requirements, which resulted in lower audit fees for the 2020 period. Directors and Officers insurance premiums increased by $95 thousand during the three months ended June 30, 2021, compared to the three months ended June 30, 2020. This is due to our status as an SEC reporting company and the cryptocurrency business unit. We expect these expenses to continue and not to be one-time expenses.

Selling, general and administrative expenses for the six months ended June 30, 2021 increased by $3.2 million, or 196.4%, to $4.9 million from $1.6 million for the six months ended June 30, 2020. This increase was a result of both expenses incurred in 2021 for which there was no comparable expense in 2020 as well as from changes in a number of our traditional selling, general and administrative expenses. Expenses for which there was no comparable outlay in 2020 consisted of non-cash stock option grants of $1.0 million to our CEO and Board of Directors, $790 thousand in legal fees, $440 thousand in expenses related to pipeline and due diligence activities, and $300 thousand in expenses related to investor relations matters. $455 thousand of such legal fees were related to the transaction to lease the building for EcoChain’s new cryptocurrency mining facility and the surrounding land located in the Southeast region of the U.S., discussed above, and expenses for additional pipeline opportunities including expenses related to due diligence activities, $165 thousand in legal expenses. and the remaining $335 thousand were corporate legal expenses, $83 thousand of which was related to the Company’s reincorporation in Nevada, the preparation and adoption of its 2021 Stock Incentive Plan, and the special meeting of shareholders we held on March 25, 2021, at which the Company’s stockholders approved (among another matter) the reincorporation and the adoption of the Stock Incentive Plan. In addition, $65 thousand related to CEO and Board compensation consultation and the annual stockholders meeting, $38 thousand of the increase in legal fees related to the initial listing of our common stock on The Nasdaq Stock Market LLC (“Nasdaq”), and $141 thousand of such increase was for legal assistance in connection with other SEC filings, primarily our Annual Report on Form 10-K for the year ended December 31, 2020 and Form 8-K filings, which we did not have to file during the quarter ended June 30, 2020 as we were not then subject to the filing requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Of these $790 thousand of legal fees, the Company expects that approximately $680 thousand are one-time expenditures. The Company expects the $440 thousand incurred for activities related to pipeline and due diligence during the three months ended June 30, 2021 to be a one-time expense.

Investor relations expenses we incurred during the six months ended June 30, 2021, and for which there was no comparable expense during the six months ended June 30, 2020, were $300 thousand, consisting primarily of $88 thousand for Nasdaq registration fees in connection with the initial listing of our common stock, $84 thousand related to our retention of an investor relations consulting firm to assist us with creating a more formal investor relations strategy given our status as an SEC reporting and Nasdaq-listed company, $51 thousand related to the special meeting, including the fees and expenses of the proxy solicitor we retained in connection therewith, and $50 thousand in conjunction with the Company’s annual stockholders meeting. Of the $300 thousand in investor relations expenses for which there was no comparable expenditures during the six months ended June 30, 2020, we expect approximately $125 thousand thereof, to be one-time expenditures.

Salaries and benefits expenses increased by $515 thousand during the six months ended June 30, 2021, compared to the six months ended June 30, 2020, $260 thousand of which is related to the salary and benefits of our Chief Financial Officer and Compliance Manager, who were hired in July 2020 and November 2020, respectively, and change in employment status to full time for the Corporate Controller, $255 thousand of which is related to the salary, recruiting fees and benefits of the new President of MTI Instruments, who was originally hired as Director of Marketing in the third quarter of 2019 and promoted to Chief Operating Officer of MTI Instruments in May 2020 and President of MTI Instruments in September 2020, in addition to adding an HR manager. Compensation expense for Board members increased by $38 thousand due to the Company’s change in Board compensation and adding two Directors to the Board in February 2021. In addition, compared to the six months ended June 30, 2020, we experienced an increase of $100 thousand in audit and consulting fees due to having to be conducted in accordance with the auditing standards of the Public Company Accounting Oversight Board (“PCAOB”). During the six months ended of 2020 we did not file reports with the SEC and therefore the annual audit of our financial statements did not need to comply with PCAOB requirements, which resulted in lower audit fees for the 2020 period. Directors and officers insurance premiums increased by $95 thousand during the six months ended June 30, 2021, compared to the six months ended June 30, 2020. This is due to our status as an SEC reporting company and the cryptocurrency business unit. We expect these expenses to continue and not to be one-time expenses.

The Company also expects selling, general and administrative expenses to continue to increase in 2021 and generally going forward as a result of its resumption of filing periodic reports, annual proxy statements, and other filings with the SEC following the effectiveness of its Form 10 registration statement in November 2020.

Operating Loss:

Operating loss increased to $1.2 million for the three months ended June 30, 2021 from a profit of $600 thousand during the comparable 2020 period. This decrease was the result of the $2.1 million increase in selling, general and administrative expenses. The increase in loss was partially offset by the EcoChain contribution margin (i.e. the aggregate incremental revenue generated from cryptocurrency revenue after deducting the direct costs) of $1.1 million. In addition, of the $2.1 million increase in selling, general and administrative expenses, we expect $1.5 million to be one-time expenses, as described above.

Operating loss increased to $1.8 million for the six months ended June 30, 2021 from a profit of $465 thousand during the comparable 2020 period. This decrease was the result of the $3.2 million increase in selling, general and administrative expenses. The increase in loss was partially offset by the EcoChain contribution margin (i.e. the aggregate incremental revenue generated from cryptocurrency revenue after deducting the direct costs) of $1.7 million. In addition, of the $3.2 million increase in selling, general and administrative expenses, we expect $2.2 million to be one-time expenses, as described above.

Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Six Months Ended or As of	Six Months Ended or As of	Year Ended or As of
	June 30,	June 31,	December 31,
	2021	2020	2020
Cash	$12,096	$1,351	$2,630
Working capital	16,849	3,092	3,142
Net (loss) income	(1,840)	602	1,946
Net cash provided by (used in) operating activities	(5,037)	(61)	1,622
Purchase of property, plant and equipment	(1,543)	(348)	(835)

The Company has historically incurred significant losses primarily due to its past efforts to fund direct methanol fuel cell product development and commercialization programs and had a consolidated accumulated deficit of approximately $119.6 million as of June 30, 2021. As of June 30, 2021, the Company had working capital of approximately $16.8 million, no debt, outstanding commitments related to EcoChain for $8.3 million for capital expenditures, and approximately $12.0 million of cash available to fund our operations.

Based on business developments, including changes in production levels, staffing requirements, and network infrastructure improvements, we will require additional capital equipment in the foreseeable future. With respect to MTI and MTI Instruments, we expect to spend a total of approximately $300 thousand on computer equipment and software and $1.6 million on research and development during 2021. As we have done historically, we expect to finance these expenditures and continue funding their operations from our current cash position and our projected 2021 cash flows pursuant to management’s plans. If necessary, we may also seek to supplement our resources by increasing credit facilities to fund operational working capital and capital expenditure requirements. With respect to EcoChain, we expect to fund growth (additional cryptocurrency mining facilities and miners) through capital raise activities, to the extent that we can successfully raise capital through additional securities sales. Any additional financing, if required, may not be available to us on acceptable terms or at all.

While it cannot be assured, management believes that, due in part to our current working capital level and projected cash requirements for operations and capital expenditures, its current available cash of approximately $12.0 million, and our projected 2021 cash flow pursuant to management’s plans, the Company will have adequate resources to fund operations and capital expenditures for MTI and MTI Instruments for the year ending December 31, 2021 and through at least the end of the third quarter of 2022. As noted above, we expect to fund capital expenditures for EcoChain through capital raises, while EcoChain’s operations will be funded through its cash flows. We expect to have adequate resources to fund EcoChain’s operations for the year ending December 31, 2021 and through at least the third quarter of 2022.

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

Debt

On May 7, 2020, in connection with receipt of a $3.3 million U.S. Air Force delivery order, MTI Instruments obtained a $300 thousand secured line of credit from Pioneer Bank. The line of credit may be drawn in the discretion of MTI Instruments and bears interest at a rate of Prime +1% per annum. Accrued interest is due monthly, and principal is payable over a period of 30 days following the lender’s demand. The line of credit is secured by the assets of MTI Instruments and is guaranteed by the Company. As of June 30, 2021, there were no amounts outstanding under the line of credit.

We had no additional credit facilities available or debt outstanding at either June 30, 2021 or December 31, 2020.

Backlog, Inventory and Accounts Receivable

At June 30, 2021, our order backlog was $1,097 thousand compared to $555 thousand at December 31, 2020. The increase in backlog from December 2020 was due to three large orders placed at the end of 2021 second quarter.

Our inventory turnover ratios and average accounts receivable days outstanding for the trailing 12 month periods and their changes at June 30, 2021 and 2020 are as follows:

	2021	2020	Change
Inventory turnover	2.3	2.1	0.2
Average accounts receivable days outstanding	40	40	—

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

Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. Any statements contained in this Form 10-Q that are not statements of historical fact may be forward-looking statements. When we use the words “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” “should,” “could,” “may,” “will” and similar words or phrases, we are identifying forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding:

●	management’s strategy and planned initiatives, including anticipated growth;
●	management’s belief that it will have adequate resources to fund MTI’s and MTI Instruments’ operations and capital expenditures and EcoChain’s operations for the year ending December 31, 2021 and through the end of the third quarter of 2022;
●	the expected impact of recent accounting updates;
●	our expectations regarding the renewal of our contract with the U.S. Air Force which expired on June 30, 2021 and the expected impact thereof;
●	our expectations regarding increases in certain selling, general and administrative expenses, including from increased business travel going forward;
●	potential acquisitions by EcoChain;
●	our expectations with respect to future capital raises;
●	our expectations with respect to pending legal proceedings;
●	future capital expenditures and spending on research and development; and
●	expected funding of future cash expenditures.

Forward-looking statements involve risks, uncertainties, estimates and assumptions that may cause our actual results, performance or achievements to be materially different from those expressed or implied by forward-looking statements. Important factors that could cause these differences include the following:

•	the course of the COVID-19 pandemic in the United States and internationally, particularly in Asia and, to a lesser extent, in Europe, and the related uncertainty of the U.S. and global economy as a result thereof;

•	sales revenue growth may not be achieved or maintained;
•	the dependence of our business on a small number of customers and potential loss of government contracts - particularly in light of potential cuts that may be imposed as a result of U.S. government budget appropriations;
•	our lack of long-term purchase commitments from our customers and the ability of our customers to cancel, reduce, or delay orders for our products;
•	our inability to build and maintain relationships with our customers;
•	our inability to develop and utilize new products and technologies that address the needs of our customers;
•	our inability to retain existing or obtain new credit facilities;
•	the cyclical nature of the electronics and military industries;
•	the impact of future exchange rate fluctuations;
•	failure of our strategic alliances to achieve their objectives or perform as contemplated and the risk of cancellation or early termination of such alliance by either party;
•	the loss of services of one or more of our key employees or the inability to hire, train, and retain key personnel;
•	risks related to protection and infringement of intellectual property;
•	our occasional dependence on sole suppliers or a limited group of suppliers;
•	risks related to the limitation of the use, for tax purposes, of our net historical operating losses in the event of certain ownership changes;
•	the risks related to EcoChain’s development efforts with respect to its current cryptocurrency mining facility and the construction of additional operational cryptocurrency mines;
•	the risks related to the volatility in the EcoChain business and cryptocurrency mining facilities, including that they may not achieve or maintain profitability in our expected timeframe or at all depending on numerous uncertainties, including the costs of operation, the future price of cryptocurrencies and fluctuations in such prices, government and quasi-government regulation of cryptocurrencies and their use, restrictions on or regulation of access to and operation of blockchain networks or similar systems, and the availability and popularity of other forms or methods of buying and selling goods and services, including government-backed cryptocurrencies;

•	risks related to scaling EcoChain’s cryptocurrency operations to larger-scale (multiple) cryptocurrency mining operations;
•	the general risk that the EcoChain business may not be successful;
•	uncertainty regarding EcoChain’s ability to consistently monetize cryptocurrency;
•	fluctuating valuations of cryptocurrency; and
•	other factors discussed under the heading “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of MTI’s disclosure controls and procedures as of June 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

At any point in time, we may be involved in various lawsuits or other legal proceedings. Such lawsuits could arise from the sale of products or services or from other matters relating to our regular business activities, compliance with various governmental regulations and requirements, or other transactions or circumstances.

We have been named as a party in the December 19, 2019 United States Environmental Protection Agency (“EPA”) Demand Letter regarding the Malta Rocket Fuel Area Superfund Site (“Site”) located in Malta and Stillwater, New York, in connection with an alleged release of hazardous materials into the environment. The EPA is seeking reimbursement of response costs from all named parties in the amount of approximately $358 thousand plus interest in connection with the investigation and disposal activities associated with the various drum caches discovered at the Site, issuance of the Explanation of Significant Differences (“ESD”) of the Site, and implementation of the work contemplated by the ESD. We consider the likelihood of a material adverse outcome with respect to this matter to be remote and do not currently anticipate that any expense or liability that we may incur as a result of this matter in the future will be material to the Company’s business or financial condition. Further, we are not presently involved in any other litigation that we believe is likely, individually or in the aggregate, to have a material adverse effect on our consolidated financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

Part II, Item 1A (Risk Factors) of our most recently filed Annual Report on Form 10-K with the SEC, filed on March 31, 2021, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Except as to the risk factors set forth below and to the extent that information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters described in Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations – Statement Concerning Forward Looking Statements)), there have been no material changes to our risk factors disclosed in our most recently filed Annual Report on Form 10-K. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results, however, and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.

In connection with the ground leases for our new cryptocurrency mining operations, we rely on the landlord to sell us the power required for our operations, and any failure of the landlord to supply such power, whether as a result of its failure to pay the Tennessee Valley Authority (“TVA”) or otherwise, would materially impact our operations.

EcoChain Block, a wholly-owned subsidiary of EcoChain, entered into the Power Supply Agreement, in connection with the ground leases executed on May 4, 2021. Under the terms of the Power Supply Agreement, EcoChain Block will purchase the power for its cryptocurrency mining operations from the landlord, who purchases such power directly from the TVA.  The rates payable by EcoChain Block to the landlord will be at the same pre-negotiated rates paid by landlord, which are less than EcoChain could obtain directly from the TVA. landlord’s failure to provide power to EcoChain, as a result of the termination of such power supply to the landlord by the TVA, as a result of the landlord’s failure to pay the TVA for such power, or otherwise, would, in all likelihood, result in our inability to obtain the power we need for our cryptocurrency mining operations, unless and until we were able to obtain such power directly from the TVA, which would result in a significant interruption to our business.  We may also incur significant costs associated with negotiating and entering into a new agreement with the TVA to supply power to EcoChain Block’s cryptocurrency mining facilities, and with setting up the corresponding infrastructure to receive such power directly.  Further, there can be no assurance that EcoChain Block will be able to negotiate a power supply agreement with the TVA on equally favorable terms as the landlord, if at all.

The properties on which certain of our ground leases are located are subject to possible forfeiture to the U.S. government, and, if seized, would, in all likelihood, require us to spend significant funds to maintain our cryptocurrency mining rights.

In August 2020, the United States Department of Justice’s Money Laundering & Asset Recovery Section (“DOJ”), together with the U.S. Attorney’s Office for the Southern District of Florida, filed civil asset forfeiture complaints against parties related to the landlord (the “Landlord Owners”) in connection with certain real properties, including the real properties that are the subject of the Ground Leases (the “Subject Properties”).  The complaints, which are all currently pending before a federal judge, alleged that the funds used by Landlord Owners to purchase the Subject Properties were traceable to the proceeds of a bank fraud purportedly committed internationally in Ukraine by the Landlord Owners.  Though the DOJ has not filed a civil forfeiture action against the Subject Properties, the complaint the government submitted in support of its asset forfeiture requests against certain properties, including the Subject Properties, included a description of the Ukrainian bank fraud and the various properties located in the United States that the DOJ believes were purchased with the proceeds of that international bank fraud, including the Subject Properties.  In the event that the Subject Properties are seized by the U.S. government, EcoChain Block may be required to negotiate with the U.S. government for the supply of power which EcoChain was receiving from the landlord pursuant to the Power Supply Agreement. Additionally, the U.S. government, in all likelihood, would place the Subject Properties for sale at an auction, or otherwise, and we would likely be required to purchase the Subject Properties to assure the continuation of our cryptocurrency mining operations at such facility, all of which would require our expenditure of significant funds and could have a material adverse impact on our results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 13, 2021, the Company granted to its CEO Michael Toporek under the Company’s 2021 Stock Incentive Plan: options to purchase 500,000 shares of common stock, at an exercise price of $6.84 per share to vest in equal installments on the first, second and third anniversaries of May 13, 2021, so long as he remains in the service of the Company on each subsequent anniversary. These options were granted pursuant to Section 4(a)(2) of the Securities Act because Mr. Toporek had sufficient sophistication and knowledge of the Company, and the grant did not involve any form of general solicitation or general advertising. Mr. Toporek made representations that the options were being acquired for investment purposes and not with a view towards resale.

On May 13, 2021, the Company granted to its directors under the Company’s 2021 Stock Incentive Plan: options to purchase 26,600 shares of common stock, at an exercise price of $7.52 per share. These options were granted pursuant to Section 4(a)(2) of the Securities Act because the directors had sufficient sophistication and knowledge of the Company, and the grants did not involve any form of general solicitation or general advertising. The directors made representations that the options were being acquired for investment purposes and not with a view towards resale.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description
3.1	Certificate of Amendment filed with the Secretary of State of Nevada dated June 9, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2021).
4.1	Amendment No. 2 to Registration Rights Agreement, dated as of June 24, 2021, by and between Mechanical Technology, Incorporated and American Stock Transfer & Trust Company, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2021).
4.2	Form of Common Purchase Warrant (Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on April 12, 2021).
4.3	Form of Underwriters’ Warrant (Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on April 12, 2021).
4.4	Form of Pre-Funded Warrant (Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on April 12, 2021).
4.5	Form of Warrant Agent Agreement between Mechanical Technology, Incorporated and American Stock Transfer & Trust Company, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2021).
10.1	Form of Purchase Agreement dated April 11, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 12, 2021).
10.2	Form of Ground Lease Agreement, dated as of May 3, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2021).
10.3	Form of Land Lease Agreement (Vacant Land) (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2021).

10.4	Form of Power Supply Agreement dated as of May 3, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2021).
10.5	Form of Transition Services Agreement, dated as of May 3, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on May 4, 2021).
10.6	Form of Guaranty of Rent dated as of May 3, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC May 4, 2021).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Mechanical Technology, Incorporated
Date: August 10, 2021	By:	/s/ Michael Toporek
Michael Toporek Chief Executive Officer

	By:	/s/ Jessica L. Thomas
Jessica L. Thomas Chief Financial Officer