Form 10-Q
period 2021-09-30
Soluna Holdings, Inc
filed 2021-11-12
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____to _____

Commission File Number: 001-40261

Soluna Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	14-1462255
State or other jurisdiction	(I.R.S. Employer
of incorporation or organization	Identification No.)

325 Washington Avenue Extension, Albany, New York 12205

(Address of principal executive offices)                     (Zip Code)

(518) 218-2550

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	SLNH	The Nasdaq Stock Market LLC
9.0% Series A Cumulative Perpetual Preferred Stock, par value $0.001 per share	SLNHP	The Nasdaq Stock Market LLC

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

As of November 10, 2021, the Registrant had 12,803,181 shares of common stock outstanding.

SOLUNA HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Soluna Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of September 30, 2021 (Unaudited) and December 31, 2020

(Dollars in thousands, except per share)
	September 30,	December 31,
	2021	2020
Assets
Current Assets:
Cash	$15,817	$2,630
Accounts receivable	1,027	975
Inventories	1,158	828
Prepaid expenses and other current assets	6,618	346
Total Current Assets	24,620	4,779
Other assets	1,062	309
Deferred income taxes, net	759	759
Equity investment	750	750
Property, plant and equipment, net	18,290	847
Operating lease right-of-use assets	1,127	1,203
Total Assets	$46,608	$8,647

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,990	$300
Accrued liabilities	2,000	1,019
Deferred revenue	237	—
Operating lease liability	378	316
Income taxes payable	2	2
Total Current Liabilities	6,607	1,637

Other liabilities	509	203
Operating lease liability	762	891
Total Liabilities	7,878	2,731

Commitments and Contingencies (Note 8)

Stockholders’ Equity:
9.0% Series A Cumulative Perpetual Preferred Stock, par value $0.001 per share, $25.00 liquidation preference; 806,585 shares issued and outstanding as of September 30, 2021 and no shares issued and outstanding as of December 31, 2020	1	—
Common stock, par value $0.001 per share, authorized 75,000,000; 13,732,713 issued and outstanding as of September 30, 2021 and 10,750,100 issued and outstanding as of December 31, 2020	14	11
Additional paid-in capital	172,898	137,462
Accumulated deficit	(120,419)	(117,793)
Common stock in treasury, at cost, 1,015,493 shares in both 2021 and 2020	(13,764)	(13,764)
Total Stockholders’ Equity	38,730	5,916

Total Liabilities and Stockholders’ Equity	$46,608	$8,647

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Nine Months Ended September 30, 2021 and 2020

(Dollars in thousands, except per share)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Cryptocurrency mining revenue	$2,018	$176	$4,670	$226
Data hosting revenue	1,106	—	1,106	—
Product revenue	1,949	3,511	4,933	7,484
Total revenue	5,073	3,687	10,709	7,710
Operating costs and expenses:
Cost of cryptocurrency mining revenue	779	248	1,652	248
Cost of data hosting revenue	964	—	964	—
Cost of product revenue	661	631	1,616	1,790
Research and product development expenses	404	363	1,196	1,127
Selling, general and administrative expenses	2,893	990	7,761	2,632
Operating (loss) income	(628)	1,455	(2,480)	1,913
Other income, net	18	55	31	59
(Loss) income before income taxes	(610)	1,510	(2,449)	1,972
Income tax (expense) benefit	—	(3)	(3)	—
Net (loss) income	$(610)	$1,507	$(2,452)	$1,972

Net loss per share (Basic)	$(0.06)	$.16	$(0.23)	$.21
Net loss per share (Diluted)	$(0.06)	$.16	$(0.23)	$.20

Weighted average shares outstanding (Basic)	12,702,393	9,570,677	11,413,678	9,570,677

Weighted average shares outstanding (Diluted)	12,702,393	9,684,052	11,413,678	9,656,455

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

For the Three and Nine-Month Period Ended September 30, 2021:

(Dollars in thousands, except per share)

	Preferred Stock		Common Stock				Treasury Stock

	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity
December 31, 2020	—	$—	10,750,100	$11	$137,462	$(117,793)	1,015,493	$(13,764)	$5,916

Net loss	—	—	—	—	—	(666)	—	—	(666)

Stock based compensation	—	—	—	—	34	—	—	—	34

Issuance of shares – option exercises	—	—	77,250	—	62	—	—	—	62

Issuance of shares – restricted stock	—	—	57,500	—	49	—	—	—	49

March 31, 2021	—	$—	10,884,850	$11	$137,607	$(118,459)	1,015,493	$(13,764)	$5,395

Net loss	—	—	—	—	—	(1,174)	—	—	(1,174)

Stock based compensation	—	—	—	—	1,005	—	—	—	1,005

Issuance of shares – stock offering	—	—	2,782,258	3	15,400	—	—	—	15,403

Issuance of shares – option exercises	—	—	27,650	—	21	—	—	—	21

Issuance of shares – restricted stock	—	—	20,405	—	207	—	—	—	207

June 30, 2021	—	$—	13,715,163	$14	$154,240	$(119,633)	1,015,493	$(13,764)	$20,857

Net loss	—	—	—	—	—	(610)	—	—	(610)

Preferred dividends	—	—	—	—	—	(176)	—	—	(176)

Stock based compensation	—	—	—	—	334	—	—	—	334

Issuance of shares – preferred offering	806,585	1	—	—	18,297	—	—	—	18,298

Issuance of shares – option exercises	—	—	16,500	—	18	—	—	—	18

Issuance of shares – warrant exercises	—	—	1,050	—	9	—	—	—	9

September 30, 2021	806,585	$1	13,732,713	$14	$172,898	$(120,419)	1,015,493	$(13,764)	$38,730

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity (Unaudited)

For the Three and Nine-Month Period Ended September 30, 2020:

(Dollars in thousands, except per share)

	Common Stock				Treasury Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity

December 31, 2019	10,586,170	$10	$137,326	$(119,739)	1,015,493	$(13,764)	$3,833

Net loss	—	—	—	(137)	—	—	(137)

Stock based compensation	—	—	12	—	—	—	12

March 31, 2020	10,586,170	$10	$137,338	$(119,876)	1,015,493	$(13,764)	$3,708

Net income	—	—	—	602	—	—	602

Stock based compensation	—	—	12	—	—	—	12

June 30, 2020	10,586,170	$10	$137,350	$(119,274)	1,015,493	$(13,764)	$4,322

Net income	—	—	—	1,507	—	—	1,507

Stock based compensation	—	—	11	—	—	—	11

September 30, 2020	10,586,170	$10	$137,361	$(117,767)	1,015,493	$(13,764)	$5,840

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)
For the Nine Months Ended September 30, 2021 and 2020

(Dollars in thousands)	Nine Month Ended September 30,
	2021	2020
Operating Activities
Net (Loss) income	$(2,452)	$1,972

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	434	97
Stock based compensation	1,373	35
Consultant stock compensation	49	—
Recovery for excess and obsolete inventories	(26)	(41)
(Gain) loss on disposal of equipment	(6)	3

Changes in operating assets and liabilities:
Accounts receivable	(52)	(296)
Inventories	(303)	(161)
Prepaid expenses and other current assets	(6,273)	(138)
Other long-term assets	(753)	(302)
Accounts payable	3,698	(51)
Deferred revenue	237	—
Operating lease, net	9	3
Other liabilities	306	203
Accrued liabilities	981	192
Net cash (used in) provided by operating activities	(2,778)	1,516

Investing Activities
Purchases of equipment	(17,670)	(382)
Purchase of stock in equity investment	—	(750)
Net cash used in investing activities	(17,670)	(1,132)

Financing Activities
Proceeds from equity offering	17,250	—
Proceeds from preferred offering	20,165	—
Costs of equity offering	(1,847)	—
Costs of preferred offering	(1,867)	—
Cash dividends on preferred stock	(176)	—
Proceeds from stock option exercises	101	—
Proceeds from common stock warrant exercises	9	—
Net cash provided by financing activities	33,635	—

Increase in cash	13,187	384
Cash - beginning of period	2,630	2,510
Cash - end of period	$15,817	$2,894

Supplemental Disclosure of Cash Flow Information
Purchase of miner equipment using restricted stock	(207)	—
S-1 fees in accounts payable	(8)	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Nature of Operations

Description of Business

Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated (“SHI” or “the Company”), was incorporated in Nevada on March 24, 2021, and is the successor to Mechanical Technology, Inc., which was incorporated in the State of New York in 1961, as a result of a merger which became effective on March 29, 2021, and is headquartered in Albany, New York. Effective November 2, 2021, the Company changed its name from “Mechanical Technology, Incorporated” to Soluna Holdings, Inc., following the completion of the Merger (as defined and further described below). The Company conducts two core businesses through its wholly-owned subsidiaries EcoChain, Inc. (“EcoChain”), which is engaged in cryptocurrency mining powered by renewable energy, and MTI Instruments, Inc. (“MTI Instruments”), which designs, manufactures and markets its products also at the Albany, New York location.

EcoChain was incorporated in Delaware on January 8, 2020. EcoChain has established a new business line focused on cryptocurrency mining and the blockchain ecosystem. In connection with the creation of the new business line, EcoChain has established a cryptocurrency mining facility that integrates with the cryptocurrency blockchain network in Washington State. EcoChain focuses on sites that can be powered by renewable energy sources. In connection with the establishment of the EcoChain business, MTI purchased Class A Preferred Shares of Harmattan Energy, Ltd. (“HEL”) (formerly Soluna Technologies, Ltd.), a Canadian corporation incorporated under the laws of the Province of British Colombia that develops vertically-integrated, utility-scale computing facilities focused on cryptocurrency mining and cutting-edge blockchain applications.

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

On April 29, 2021, the Company closed a public securities offering (the “April Offering”), pursuant to which the Company issued and sold 2,419,355 shares of the Company’s common stock and warrants to purchase up to 604,839 shares of common stock for gross proceeds of approximately $15.0 million, less underwriting discounts of 7.0% ($1.05 million) and other offering expenses of $225 thousand, resulting in aggregate net proceeds to the Company of approximately $13.7 million. In addition, on May 27, 2021, the underwriter, exercised its over-allotment option, in full, in connection with the April Offering, pursuant to which the Company issued and sold an additional 362,903 shares of common stock and warrants to purchase up to an additional 90,726 shares of common stock, on the same terms as the securities sold in the April Offering, resulting in additional aggregate gross proceeds of approximately $2.25 million, less underwriter discounts of 7.0% ($157.5 thousand) and other offering expenses of $62.5 thousand, resulting in net proceeds to the Company of $2.03 million. The Company also incurred additional legal and other filing expenses of $350 thousand, resulting in aggregate net proceeds for the April Offering, including the over-allotment option, of approximately $15.4 million. The warrants have an initial exercise price of $8.24, subject to certain adjustments, per whole share of common stock and expire five years from their date of issuance. In connection with the April Offering, the Company also issued to the underwriter, as a portion of its compensation, warrants to purchase up to 139,113 shares of Common Stock, at an initial exercise price of $6.82 per share, subject to certain adjustments.

On May 4, 2021, EcoChain Block, LLC, a Delaware limited liability company (“ECB”), a wholly-owned subsidiary of EcoChain, executed a 25-year ground lease with a power-providing cooperative with respect to an existing building and certain surrounding land (the “Building Lease”), and a 25-year ground lease with the same landlord with respect to certain vacant land adjacent thereto, both located in the Southeastern United States (the “Vacant Land Lease”, and together with the Building Lease, the “Ground Leases”). In addition, ECB and the landlord entered into a Power Supply Agreement (the “Power Supply Agreement”) whereby the landlord has agreed to supply power to the building leased under the Building Lease (the “Building Lease Premises”) and to the premises leased under the Vacant Land Lease (the “Vacant Land Premises”), some of which power, under certain circumstances, may be terminated by the landlord, on at least 6 months prior notice, any time after 12 months after the Building Commencement Date (as hereafter defined), in which case the landlord is required to reimburse ECB for all of its construction costs, subject to certain exceptions, relating to buildings and other improvements developed by ECB on the Vacant Land Premises. As of November 12, 2021, this lease has not commenced.

ECB has agreed to pay rent to the landlord of $500,000 on the effective date of the Building Lease (such date, the “Building Commencement Date”) and the sum of $4,000,000 in periodic payments (the “Vacancy Payments”). The Company executed a guaranty in favor of the landlord with respect to the Vacancy Payments (the “Guaranty of Rent”). The amount of each Vacancy Payment is determined based on the percentage of the building that has been vacated by existing tenants and available for use by ECB. The final Vacancy Payment is due within 60 days after the building has been completely vacated by the existing tenants, which date is contractually scheduled to be no later than March 31, 2022. ECB has the option of making the Vacancy Payments in cash or by the Company’s issuance of common stock in an amount that equals the Vacancy Payment then due based on the prior day’s closing price (any such shares, “Vacancy Payment Shares”). If ECB elects to make any payment in Vacancy Payment Shares, then the landlord has an option to accept such Vacancy Payment Shares or require such shares to be converted to cash as more fully provided in the Building Lease. The Building Lease also includes provisions relating to the issuance of additional shares of the Company’s common stock, which may be applied as an advance against future Vacancy Payments, all as fully provided in the Building Lease.

The Company is required to issue to the landlord 100,000 shares of the Company’s common stock, in connection with the Vacant Land Lease, upon the effective date of the Vacant Land Lease, which may not occur prior to the Building Commencement Date. In addition, ECB and the landlord have entered into a memorandum of understanding providing ECB with a six-month exclusivity period to expand the Vacant Land Premises, including obtaining additional power, in connection therewith. ECB and the landlord have not agreed on any of the terms of such expansion other than the exclusivity period previously described. ECB and the landlord have also entered into a transition services agreement (the “Transition Services Agreement”) by which the landlord will provide certain transition services to ECB at a fee to be mutually agreed by the landlord and ECB. The Transition Services Agreement also requires the landlord to pay ECB an amount approximately equal to the landlord’s net profits received from the landlord’s other tenants operating out of the Building Lease Premises.

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

As a result of the termination of the Rights Agreement, certain stockholders of the Company, who, pursuant to the terms of the Rights Agreement, held certain rights entitling them, under certain circumstances, to be issued additional shares of the Company’s common stock in the event the Company issued shares of the Company’s common stock to any other person resulting in such person acquiring beneficial ownership of 4.99% or more of the Company’s outstanding shares of common stock, are no longer entitled to such rights. These rights were established in an effort to protect the Company’s ability to use the Company’s net operating loss carryforwards (“NOLs”). The Board, in connection with its authorization and approval of the Amendment, determined that keeping the Rights Agreement in effect was placing undue restrictions on the Company’s ability to raise capital, which it determined outweighed any benefits provided to protect the NOLs.

On August 23, 2021, the Company issued and sold pursuant to a firm commitment public offering (the “Preferred Offering”) 720,000 shares of a new series of the Company’s preferred shares known as the 9.0% Series A Cumulative Perpetual Preferred Stock, par value $0.001 per share, having a $25.00 liquidation preference per share (the “Series A Preferred Stock”), resulting in aggregate gross proceeds of $18.0 million less underwriting discounts of 6.0% ($1.08 million) and other offering fees and expenses of $640 thousand, resulting in aggregate net proceeds to the Company of approximately $16.2 million. In connection with the Preferred Offering, the Company granted the underwriter a 45-day option and right to purchase up to an additional 108,000 shares of Series A Preferred Stock (the “Option Shares”), on the same terms as the securities sold in the Offering, including the public offering price of $25.00 per share (the “Over-Allotment Option”). In connection with the Offering, the Company’s Series A Preferred Stock was approved for listing on the Nasdaq Capital Market under the symbol “MKTYP” and began trading on August 20, 2021. On September 28, 2021, the Company issued and sold to the underwriter 86,585 Option Shares, pursuant to its partial exercise of the Over-Allotment Option, resulting in additional aggregate gross proceeds of approximately $2.16 million, less applicable underwriter discounts and estimated offering expenses of $140 thousand, resulting in aggregate net proceeds to the Company of $2.0 million. Dividends on the Series A Preferred Stock will be payable when, as and if declared by the Board of Directors monthly in arrears on the final day of each month or the next business day at an annual rate of 9.0% of the $25.00 liquidation preference per share.

Liquidity

The Company has historically incurred significant losses primarily due to its past efforts to fund direct methanol fuel cell product development and commercialization programs and had a consolidated accumulated deficit of approximately $120.4 million as of September 30, 2021. As of September 30, 2021, the Company had working capital of approximately $18.0 million, no debt, outstanding commitments related to EcoChain for $6.2 million for capital expenditures and termination payments in connection with certain operating and management agreements discussed below, and approximately $15.8 million of cash available to fund operations.

Based on recent business developments, including changes in production levels, staffing requirements, and network infrastructure improvements, the Company will require additional capital equipment in the foreseeable future. With respect to SHI and MTI Instruments, the Company has outstanding commitments of approximately $367 thousand related to purchase orders outstanding for various business needs as of September 30, 2021. As the Company has done historically, the Company expects to continue funding of SHI’s and MTI Instruments’ operations from the Company’s current cash position and the Company’s projected 2021 cash flows. If necessary, the Company may also seek to supplement its resources by increasing credit facilities to fund operational working capital and capital expenditure requirements. With respect to EcoChain, the Company expects to fund growth (additional cryptocurrency mining facilities and miners) through capital raise activities to the extent that the Company can successfully raise capital through additional securities sales. Any additional financing, if required, may not be available to the Company on acceptable terms or at all.

While it cannot be assured, management believes that, due in part to the Company’s current working capital level and projected cash requirements for operations and capital expenditures, its current available cash of approximately $15.8 million, and the Company’s projected 2021 cash flow pursuant to management’s plans, the Company will have adequate resources to fund operations and capital expenditures for SHI and MTI Instruments for the year ending December 31, 2021 and through at least the end of the fourth quarter of 2022. As noted above, the Company expects to fund capital expenditures for EcoChain through capital raises, while MTI Instrument’s operations will be funded through its cash flows. The Company has entered into a unsecured line of credit for $1.0 million to assist with possible future financing, which as of September 30, 2021, there was no outstanding balance. In addition, on October 20, 2021, the Company entered into the SPA (as defined in Note 14) pursuant to which the Company issued to the certain accredited investors secured convertible notes in the aggregate principal amount of approximately $16.3 million for an aggregate purchase price of $15 million. The notes are convertible, subject to certain conditions, at any time at the option the investors, into an aggregate of 1,776,073 shares of the Company’s common stock. The Company expects to have adequate resources to fund EcoChain’s operations for the year ending December 31, 2021 and through at least the fourth quarter of 2022.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2020 has been derived from the Company’s audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2021 and September 30, 2020.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Ecochain and MTI Instruments. All intercompany balances and transactions are eliminated in consolidation.

Change in Par Value

Unless otherwise noted, all capital values, share and per share amounts in the condensed consolidated financial statements have been retroactively restated for the effects of the Company’s change in par value from $0.01 to $0.001, which became effective after the redomestication to the State of Nevada on March 29, 2021.

3.	Accounts Receivable

Accounts receivables consist of the following at:

(Dollars in thousands)	September 30, 2021	December 31, 2020
U.S. and State Government	$6	$2
Commercial	845	909
Data Hosting	82	—
Other	94	64
Total	$1,027	$975

For the three months ended September 30, 2021 and 2020, the largest commercial customer represented 16.4% and 18.0%, respectively, and the largest governmental agency represented 24.9% and 57.7%, respectively, of the Company’s product revenue. For the nine months ended September 30, 2021 and 2020, the largest commercial customer represented 14.2% and 8.4%, respectively, and the largest governmental agency represented 26.3% and 49.4%, respectively, of the Company’s product revenue. As of September 30, 2021 and December 31, 2020, the largest commercial customer receivable represented 22.9% and 15.9%, respectively, and the largest governmental customer receivable represented 0.6% and 0.3%, respectively, of the Company’s accounts receivable.  As of September 30, 2021 and December 31, 2020, there was one data hosting customer that represented 8.0% and 0.0%, respectively, of the Company’s accounts receivable.

The Company’s allowance for doubtful accounts was $0 at both September 30, 2021 and December 31, 2020.

4.	Inventories

Inventories consist of the following at:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Finished goods	$272	$371
Work in process	297	139
Raw materials	589	318
Total	$1,158	$828

5.	Property, Plant and Equipment

Property, plant and equipment consist of the following at:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Land	$52	$—
Leasehold improvements	356	262
Vehicles	14	—
Computers and related software	2,840	1,603
Machinery and equipment	941	885
Office furniture and fixtures	60	38
Construction in progress	16,402	—
	20,665	2,788
Less: Accumulated depreciation	(2,375)	(1,941)
	$18,290	$847

Depreciation expense was $175 thousand and $44 thousand for the three months ended September 30, 2021 and 2020, respectively. Depreciation expense was $434 thousand and $97 thousand for the nine months ended September 30, 2021 and 2020, respectively.

6.	Income Taxes

During the three and nine months ended September 30, 2021, the Company’s effective income tax rate was 0.0%. The projected annual effective tax rate is less than the Federal statutory rate of 21%, primarily due to the change in the valuation allowance, as well as changes to estimated taxable income for 2021 and permanent differences. There was an income tax expense of $0 thousand and $3 thousand for the three and nine months ended September 30, 2021 and $3 thousand and $0, respectively, for the three and nine months ended September 30, 2020.

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

The Company believes that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate because judgment is required in assessing the likely future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. The Company based the estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust the recorded valuation allowance, which could materially impact the Company’s financial position and results of operations. The valuation allowance was $10.4 million and $9.7 million at September 30, 2021 and December 31, 2020, respectively. The Company will continue to evaluate the ability to realize the Company’s deferred tax assets and related valuation allowance on a quarterly basis.

7.	Stockholders’ Equity

Preferred Stock

The Company has one series of preferred stock outstanding, the Series A Preferred Stock, par value $0.001 per share, with a $25.00 liquidation preference. As of September 30, 2021 and December 31, 2020, there were 806,585 and 0 shares of preferred stock issued and outstanding, respectively.

Common Stock

The Company has one class of common stock, par value $0.001. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. As of September 30, 2021 and December 31, 2020, there were 12,717,220 and 9,734,607 shares of common stock issued and outstanding, respectively.

Dividends

Dividends are recorded when declared by the Company’s Board of Directors. On August 27, 2021, the Company’s Board of Directors declared an initial dividend on its shares of Series A Preferred Stock. The dividend was paid on September 30, 2021, to holders of the Series A Preferred Stock of record as of the close of business on September 7, 2021, for the period from August 23, 2021 through September 30, 2021 for an amount of $175.5 thousand.

Subsequent to September 30, 2021, on October 8, 2021, the Company’s Board of Directors declared the regular monthly dividend on its shares of Series A Preferred Stock. The dividend was paid on October 31, 2021 to holders of the Series A Preferred Stock of record as of the close of business on October 18, 2021, for the month ended October 31, 2021 and, with respect to the Option Shares, for the period from September 28, 2021 through September 30, 2021. On November 5, 2021, the Company’s Board of Directors declared the regular monthly dividend on its shares of Series A Preferred Stock. The dividend will be payable on November 30, 2021, to holders of the Series A Preferred Stock of record as of the close of business on November 15, 2021, for the month ended November 30, 2021.

There were no dividends declared or paid on either the common or preferred stock during 2020.

Reservation of Shares

The Company had reserved shares of common stock for future issuance as follows as of September 30, 2021:

Stock options outstanding	993,550
Restricted stock units outstanding	15,000
Warrants outstanding	833,628
Common stock available for future equity awards or issuance of options	692,616
Number of common shares reserved	2,534,794

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

Not included in the computation of earnings per share, assuming dilution, for the three and nine months ended September 30, 2021, were options to purchase 993,550 shares and 15,000  restricted stock units of the Company’s common stock, as well as 833,628 warrants outstanding. These potentially dilutive items were excluded because the Company incurred a loss during the period and their inclusion would be anti-dilutive.

Not included in the computation of earnings per share, assuming dilution, for the three months ended September 30, 2020, were options to purchase 373,180 shares of the Company’s common stock. These potentially dilutive items were excluded because the average market price of the shares of common stock exceeded the exercise price of the options. Not included in the computation of earnings per share, assuming dilution, for the nine months ended September 30, 2020, were options to purchase 401,180 shares of the Company’s common stock. These potentially dilutive items were excluded because the average market price of the shares of common stock exceeded the exercise price of the options.

8.	Commitments and Contingencies

Commitments:

Leases

The Company determines whether an arrangement is a lease at inception. The Company and its subsidiaries have operating leases for certain manufacturing, laboratory, office facilities and certain equipment. The leases have remaining lease terms of less than one year to less than five years. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of September 30, 2021 and December 31, 2020, the Company has no assets recorded under finance leases.

Lease expense for these leases is recognized on a straight-line basis over the lease term. For the three and nine months ended September 30, total lease costs are comprised of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020

Operating lease cost	$100	$93	$287	$215
Short-term lease cost	—	—	—	2
Total net lease cost	$100	$93	$287	$217

Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

Other information related to leases was as follows:

(Dollars in thousands)	Nine Months Ended September 30, 2021
Weighted Average Remaining Lease Term (in years):
Operating leases	3.00

Weighted Average Discount Rate:
Operating leases	3.85%

(Dollars in thousands)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$277	$212

Non-Cash Activity Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$169	$504

Maturities of noncancellable operating lease liabilities are as follows for the quarter ending September 30:

(Dollars in thousands)
2021
2021	$415
2022	405
2023	318
2024	71
2025	—
Total lease payments	1,209
Less: imputed interest	(69)
Total lease obligations	1,140
Less: current obligations	(378)
Long-term lease obligations	$762

As of September 30, 2021, except for the ground lease entered into as described in Note 1, there were no additional operating lease commitments that had not yet commenced.

Warranties

Product warranty liabilities are included in “Accrued liabilities” in the Condensed Consolidated Balance Sheets. Below is a reconciliation of changes in product warranty liabilities:

	Nine Months Ended September 30,
(Dollars in thousands)	2021	2020
Balance, January 1	$22	$16
Accruals for warranties issued	12	18
Accruals for pre-existing warranties	—	—
Settlements made (in cash or in kind)	(5)	(4)
Balance, end of period	$29	$30

Contingencies:

Legal

The Company is subject to legal proceedings, claims and liabilities which arise in the ordinary course of business. When applicable, the Company accrues for losses associated with legal claims when such losses are probable and can be reasonably estimated. These accruals are adjusted as additional information becomes available or circumstances change. Legal fees are charged to expense as they are incurred.

The Company has been named as a party in the December 19, 2019 United States Environmental Protection Agency (“EPA”) Demand Letter regarding the Malta Rocket Fuel Area Superfund Site (“Site”) located in Malta and Stillwater, New York in connection with an alleged release of hazardous materials into the environment. The EPA is seeking reimbursement of response costs from all named parties in the amount of approximately $358 thousand plus interest in connection with the investigation and disposal activities associated with the various drum caches discovered at the Site, issuance of the Explanation of Significant Differences (“ESD”) of the Site, and implementation of the work contemplated by the ESD. The Company considers the likelihood of a material adverse outcome to be remote and does not currently anticipate that any expense or liability it may incur as a result of these matters in the future will be material to the Company’s financial condition.

9.	Related Party Transactions

MeOH Power, Inc.

On December 18, 2013, MeOH Power, Inc. and the Company executed a Senior Demand Promissory Note (the “Note”) in the amount of $380 thousand to secure the intercompany amounts due to the Company from MeOH Power, Inc. upon the deconsolidation of MeOH Power, Inc. Interest accrues on the Note at the Prime Rate in effect on the first business day of the month, as published in the Wall Street Journal. At the Company’s option, all or part of the principal and interest due on this Note may be converted to shares of common stock of MeOH Power, Inc. at a rate of $0.07 per share. Interest began accruing on January 1, 2014. The Company recorded a full allowance against the Note. As of September 30, 2021 and December 31, 2020, $327 thousand and $321 thousand, respectively, of principal and interest are available to convert into shares of common stock of MeOH Power, Inc. Any adjustments to the allowance are recorded as miscellaneous expense during the period incurred.

Legal Services

During the three and nine months ended September 30, 2021, the Company incurred $3 thousand and $18 thousand, respectively, to Couch White, LLP for legal services associated with contract review. During the three and nine months ended September 30, 2020, the Company incurred $8 thousand and $85 thousand, respectively, to Couch White, LLP for legal services associated with contract review. A partner at Couch White, LLP is an immediate family member of one of SHI’s Directors.

Harmattan Energy, Ltd. Transactions

On January 8, 2020, the Company formed EcoChain as a wholly-owned subsidiary to pursue a new business line focused on cryptocurrency and the blockchain ecosystem. In connection with this new business line, EcoChain established a facility to mine cryptocurrencies and integrate with the blockchain network. Pursuant to an Operating and Management Agreement dated January 13, 2020, by and between EcoChain and HEL, HEL assisted the Company, and later EcoChain, in developing, and is now operating, the cryptocurrency mining facility. The Operating and Management Agreement requires, among other things, that HEL provide developmental and operational services, as directed by EcoChain, with respect to the cryptocurrency mining facility in exchange for EcoChain’s payment to HEL of a one-time management fee of $65 thousand and profit-based success payments in the event EcoChain achieves explicit profitability thresholds. Once aggregate earnings before interest, taxes, depreciation and amortization of the mine exceeds the total amount of funding provided by EcoChain to HEL (whether pursuant to this agreement or otherwise) for the purposes of creating, developing, assembling, and constructing the mine (the “Threshold”), HEL is entitled to ongoing success payments of 20.0% of the earnings before interest, taxes, depreciation and amortization of the mine. As of September 30, 2021, $118 thousand of payments have been made or are due, as certain Thresholds have been achieved. Pursuant to the Operating and Management Agreement, during the developmental phase of the cryptocurrency mining facility, which ended on March 14, 2020, HEL gathered and analyzed information with respect to EcoChain’s cryptocurrency mining efforts and produced budgets, financial models, and technical and operational plans, including a detailed business plan, that it delivered to EcoChain in March 2020 (the “Deliverables”), all of which was designed to assist with the efficient implementation of a cryptocurrency mine. The agreement provided that, following EcoChain’s acceptance of the Deliverables, which occurred on March 23, 2020, HEL, on behalf of EcoChain, would commence operations of the cryptocurrency mine in a manner that would allow EcoChain to mine and sell cryptocurrency. In that regard, on May 21, 2020, EcoChain acquired the intellectual property of GigaWatt, Inc. (“GigaWatt”) and certain other property and rights of GigaWatt associated with GigaWatt’s operation of a crypto-mining operation located in Washington State. The acquired assets formed the cornerstone of EcoChain’s current cryptocurrency mining operation. EcoChain sells for U.S. dollars all cryptocurrency it mines and is not in the business of accumulating cryptocurrency on its balance sheet for speculative gains. On October 22, 2020, EcoChain loaned HEL $112 thousand to acquire additional assets from the bankruptcy trustee for GigaWatt’s assets. On the same day, HEL transferred title of the assets to EcoChain, which under the terms thereof paid off the note.

On November 19, 2020, EcoChain and HEL entered into a second Operating and Management Agreement related to a potential location for a cryptocurrency mine in the Southeast United States. In accordance with the terms of the agreement, which are consistent with the first Operating and Management agreement noted above, HEL is entitled to ongoing success payments of 20.0% of the earnings before interest, taxes, depreciation and amortization of the mine. EcoChain paid HEL $150 thousand in 2020 and $200 thousand in the nine months ended September 30, 2021 related to the one-time fees.

On December 1, 2020, EcoChain and HEL entered into a third Operating and Management Agreement with respect to a potential location for a cryptocurrency mine in the Southwestern United States. In accordance with the terms of the agreement, which are consistent with the first Operating and Management agreement noted above, HEL is entitled to ongoing success payments of 20.0% of the earnings before interest, taxes, depreciation and amortization of the mine. EcoChain paid HEL $38,000 during 2020 in relation to the one-time fees; this target location did not meet the business requirements to continue pursuing the potential acquisition, and as a result EcoChain will not make any further payments to HEL under this agreement.

On February 8, 2021, EcoChain and HEL entered into a fourth Operating and Management Agreement related to a potential location for a cryptocurrency mine in the Southeast United States. In accordance with the terms of the agreement, which are consistent with the first Operating and Management agreement noted above, HEL is entitled to ongoing success payments of 20.0% of the earnings before interest, taxes, depreciation and amortization of the mine. EcoChain paid HEL $544 thousand during the nine months ended September 30, 2021 in relation to the one-time fees.

Each Operating and Management Agreement requires that HEL provide project sourcing services to EcoChain, including acquisition negotiations and establishing an operating model, investments/financing timeline, and project development path.

Simultaneously with entering into the initial Operating and Management Agreement with HEL, the Company, pursuant to a purchase agreement it entered into with HEL, made a strategic investment in HEL by purchasing 158,730 Class A Preferred Shares of HEL for an aggregate purchase price of $500 thousand on January 13, 2020. After acceptance of the Deliverables, as required by the terms of the purchase agreement, on March 23, 2020, the Company purchased an additional 79,365 Class A Preferred Shares of HEL for an aggregate purchase price of $250 thousand. The Company also has the right, but not the obligation, to purchase additional equity securities of HEL and its subsidiaries (including additional Class A Preferred Shares of HEL) if HEL secures certain levels or types of project financing with respect to its own wind power generation facilities. Each preferred share may be converted at any time and without payment of additional consideration, into Common shares. The Company has additionally entered into a Side Letter Agreement, dated January 13, 2020, with HEL Technologies Investment I, LLC, a Delaware limited liability company that owns, on a fully diluted basis, 57.9% of HEL and is controlled by a Brookstone Partners-affiliated director of the Company. The Side Letter Agreement provides for the transfer to the Company, without the payment of any consideration by the Company, of additional Class A Preferred Shares of HEL in the event HEL issues additional equity below agreed-upon valuation thresholds.

On August 11, 2021, the Company entered into (i) an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, SCI Merger Sub, Inc., the Company’s indirect wholly-owned subsidiary (“Merger Sub”), and Soluna Computing, Inc., a Delaware corporation (“SCI”) and (ii) a Termination Agreement by and among the Company, EcoChain and HEL (the transactions contemplated by the Merger Agreement and the Termination Agreement are hereinafter referred to as the “Soluna Transactions”). The purpose of the Soluna Transactions is to effect our acquisition of substantially all of the assets (other than those assets physically located in Morocco) formerly held by HEL; such assets consist solely of SCI’s existing pipeline of certain cryptocurrency mining projects that HEL previously transferred to SCI (the “Projects”), which was formed on May 18, 2021 expressly for this purpose. The Soluna Transactions also provide us, through EcoChain, with the opportunity to directly employ or retain the services of four individuals whose services are currently retained through HEL. Soluna Holdings US, LLC, a Delaware limited liability company, is the sole stockholder of SCI (“Soluna Parent”). Soluna Parent has the same ownership structure as HEL.

Pursuant to the Merger Agreement, subject to the terms and conditions thereof, Merger Sub will be merged with and into SCI, with SCI as the surviving corporation such that SCI becomes a wholly-owned subsidiary of EcoChain and an indirect wholly-owned subsidiary of SHI (the “Merger”). Under the terms of the Merger Agreement, each share of common stock of SCI issued and outstanding immediately prior to the effective time of the Merger, other than shares of SCI common stock owned by SCI, Merger Sub, SHI, or any of their subsidiaries, will be cancelled and converted into the right to receive a proportionate share of the Merger Consideration described immediately below.

The consideration (the “Merger Consideration”) payable to the holders of SCI common stock as of immediately prior to the effective time of the Merger (the “Effective Time Holders”), which we expect will be solely Soluna Parent, is an aggregate of up to 2,970,000 shares of the Company’s common stock (the “Merger Shares”), payable if, within five years after the effective time of the Merger, EcoChain or SCI achieve one or more milestones related to the cryptocurrency projects that are currently in SCI’s pipeline and that may be identified and developed from time to time going forward, with a certain number of Merger Shares payable for each such milestone achieved, all as set forth in the Merger Agreement and/or the schedules thereto. The Merger Consideration and the timing of the payment thereof is subject to certain qualifications and limitations, and adjustments, including customary anti-dilution adjustments.

The Merger Agreement contains customary representations and warranties from both SHI and SCI, and each has agreed to customary covenants, including, among others, to use all commercially reasonable efforts to obtain any consents, waivers, and approvals required to be obtained in connection with the Merger and, with respect to SCI, covenants relating to the conduct of its business during the interim period between the execution of the Merger Agreement and the effective time of the Merger or termination of the Merger Agreement, as well as non-solicitation obligations relating to alternative acquisition proposals.

The obligation of SHI and Merger Sub, on the one hand, and SCI, on the other hand, to consummate the Merger is subject to a number of customary conditions, including (1) the accuracy of the representations and warranties of the other and (2) performance in all material respects by the other of its obligations under the Merger Agreement. In addition, each party’s obligation to consummate the Merger is subject to certain additional conditions, including: (1) SHI and the Effective Time Holders having entered into a mutually acceptable registration rights agreement with respect to the Merger Shares; (2) SHI and Soluna Parent having entered into a conversion agreement with respect to the shares of Soluna Parent’s preferred stock held by SHI; and (3) SHI, Brookstone Partners Acquisition, XXIV, LLC (“Brookstone XXIV”), and Soluna Parent having entered into a voting agreement pursuant to which, at the effective time of the Merger, John Belizaire, Chief Executive Officer of SCI and a director of SCI and HEL, and John Bottomley, a director of HEL and SCI, will be elected to SHI’s Board of Directors, and Brookstone XXIV will agree to vote all of its voting equity securities in SHI for the election of Messrs. Belizaire and Bottomley as directors of SHI. Further, SHI’s and Merger Sub’s obligation to consummate the Merger is also subject to, among other things: (1) the receipt of all required approvals of SHI’s stockholders, including approval of the Merger Agreement and the Merger by holders of at least a majority of the outstanding shares of the Company’s common stock that are not “interested stockholders,” as defined under Nevada law, of SHI, SCI, or an affiliate thereof; (2) the receipt of all required regulatory or third-party approvals and consents; (3) each of John Belizaire, Mohammed Larbi Loudiyi (through ML&K Contractor, a limited liability company organized under the laws of Morocco that is owned by Mr. Loudiyi and his wife), Vice President, Energy of SCI, Phillip Ng, Vice President, Corporate Development of SCI, and Dipul Patel, Chief Technology Officer of SCI, who currently provides developmental and operational services for EcoChain’s cryptocurrency mine located in Washington State and project sourcing services to EcoChain under certain Operating and Management Agreements between HEL and EcoChain, having entered into an employment or service agreement, a related proprietary rights agreement with EcoChain and an equity grant agreement with SHI; and (4) Soluna Parent being the sole record and beneficial owner of 100% of SCI’s outstanding equity interests.

In addition to providing that SHI and SCI can mutually agree to terminate the Merger Agreement, the Merger Agreement contains certain termination rights for both SHI and SCI, as the case may be, including: (1) if the Merger has not been consummated by October 31, 2021 (unless principally caused by a breach of the Merger Agreement by the party seeking to terminate); (2) if a governmental authority shall have issued a final, nonappealable order, decree, or ruling, or taken any other action, having the effect of permanently restraining, enjoining, or otherwise prohibiting the Merger; or (3) upon a breach of any representation, warranty, covenant, or agreement of the other or if any representation or warranty of the other has become untrue, in either case such that the closing conditions related thereto would not be satisfied, subject to a 30-day cure period.

Upon and subject to the terms and conditions of the Termination Agreement, including approval by the stockholders of SHI’s issuance of the Termination Shares (as hereinafter defined) five business days after such stockholder approval (the “Termination Effective Date”): (1) the existing Operating and Management Agreements between HEL and EcoChain will be terminated in all respects; and (2)(A) EcoChain will pay HEL $725,000, (B) SHI will issue to HEL 150,000 shares of the Company’s common stock (the “Termination Shares”), and (C) HEL and SHI will enter into an Amended and Restated Contingent Rights Agreement that, among other things, will amend the existing Contingent Rights Agreement by and between HEL and SHI, dated January 13, 2020, to provide SHI the right to invest directly in certain cryptocurrency mining opportunities being pursued by HEL. The Termination Agreement also provides that SHI will file a registration statement with the SEC to register the resale of the Termination Shares within 20 days of the Termination Effective Date.

The Merger closed on October 29, 2021. Please see Note 14 for additional information regarding the Merger and related transactions.

Several of HEL’s equityholders are affiliated with Brookstone Partners, the investment firm that holds an equity interest in the Company through Brookstone Partners Acquisition XXIV, LLC. The Company’s two Brookstone-affiliated directors also serve as directors and, in one case, as an officer, of HEL and also have ownership interest in HEL. In light of these relationships, the various transactions by and between the Company and EcoChain, on the one hand, and HEL, on the other hand, were negotiated on behalf of the Company and EcoChain via an independent investment committee of Board and separate legal representation. The transactions were subsequently unanimously approved by both the independent investment committee and the full Board.

Three of the Company’s directors have various affiliations with HEL.

Michael Toporek, our Chief Executive Officer and a director, owns (i) 90% of the equity of Soluna Technologies Investment I, LLC, which owns 57.9% of HEL and (ii) 100% of the equity of MJT Park Investors, Inc., which owns 3.1% of HEL, in each case on a fully-diluted basis. Mr. Toporek does not own directly, or indirectly, any equity interest in Tera Joule, LLC, which owns 9.2% of HEL; however, as a result of his 100% ownership of Brookstone IAC, Inc., which is the manager of Tera Joule, LLC, he has dispositive power over the equity interests that Tera Joule owns in HEL.

In addition, one of the Company’s directors, Matthew E. Lipman, serves as a director and as acting Secretary and Treasurer of HEL. Mr. Lipman does not directly own any equity interest in Tera Joule, LLC, which owns 9.2% of HEL; however, as a result of his position as a director and officer of Brookstone IAC, Inc., which is the manager of Tera Joule, LLC, he has dispositive power over the equity interests that Tera Joule owns in HEL. As a result, the approximate dollar value of the amount of Mr. Toporek’s and Mr. Lipman’s interest in the Company’s transactions with HEL through September 30, 2021, were $375 thousand and $0, respectively.

Finally, the Company’s director William P. Phelan serves as an observer on HEL’s board of directors on behalf of the Company.

The Company’s investment in HEL is carried at the cost of investment and was $750 thousand as of September 30, 2021. The Company owned approximately 1.79% of HEL, calculated on a converted fully-diluted basis, as of September 30, 2021. The Company may enter into additional transactions with HEL in the future.

10.	Stock Based Compensation

2021 Plan

The Company’s 2021 Stock Incentive Plan (the “2021 Plan”) was adopted by the Board on February 12, 2021 and approved by the stockholders on March 25, 2021. The 2021 Plan authorizes the Company to issue shares of common stock upon the exercise of stock options, the grant of restricted stock awards, and the conversion of restricted stock units (collectively, the “Awards”). The Compensation Committee has full authority, subject to the terms of the 2021 Plan, to interpret the 2021 Plan and establish rules and regulations for the proper administration of the 2021 Plan. Subject to certain adjustments as provided in the 2021 Plan, the maximum aggregate number of shares of the Company’s common stock that may be issued under the 2021 Plan (i) pursuant to the exercise of stock options, (ii) as restricted stock, and (iii) as available pursuant to restricted stock units shall be limited to (A) during the Company’s fiscal year ending December 31, 2021 (the “2021 Fiscal Year”), 1,460,191 shares of common stock, and (B) beginning with the Company’s fiscal year ending December 31, 2022 (the “2022 Fiscal Year”), 15% of the number of shares of common stock outstanding. Subject to certain adjustments as provided in the 2021 Plan, (i) shares of the Company’s common stock subject to the 2021 Plan shall include shares of common stock forfeited in a prior year and (ii) the number of shares of common stock that may be issued under the 2021 Plan may never be less than the number of shares of the Company’s common stock that are then outstanding under outstanding Awards.

During the three months ended September 30, 2021, the Company did not grant any options to purchase shares of the Company’s common stock under the 2021 Plan or award restricted common stock or restricted stock units under the 2021 Plan.

During the nine months ended September 30, 2021, the Company granted options to purchase 716,200 shares of the Company’s common stock under the 2021 Plan, of which 186,200 shares immediately vested with an exercise price of $7.52 per share, based on the closing price plus 10% of the Company’s common stock on the date of the grant. The remaining 530,000 shares will vest in equal installments of 33 1/3% on each of the three anniversaries of the date of the grant. The weighted exercise price of these options is $7.08 per share and was based on the closing market price of the Company’s common stock on the dates of grant. Using a Black-Scholes Option Pricing Model, the weighted average fair value of these options was $5.04 per share and was estimated at the date of grant.

During the nine months ended September 30, 2021, the Company awarded 47,500 shares of restricted common stock under the 2021 Plan, valued at $11.10 per share based on the closing market price of the Company’s common stock on the date of the award. The shares will be restricted for one year, with the entire award vesting on the first anniversary of the award date.

During the nine months ended September 30, 2021, the Company awarded 15,000 restricted stock units under the 2021 Plan, valued at $11.10 per share based on the closing market price of the Company’s common stock on the date of the grant. 33 1/3% of such restricted stock units will vest on each of the first three anniversaries of the date of the grant.

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

There have been no other significant changes in the Company’s reported financial position or results of operations and cash flows as a result of its adoption of new accounting pronouncements or changes to its significant accounting policies that were disclosed in its consolidated financial statements for the Company’s fiscal year ended December 31, 2020 (the “2020 Fiscal Year”).

12.	Segment Information

The Company operates in two business segments, Cryptocurrency and Test and Measurement Instrumentation. The Cryptocurrency segment is focused on cryptocurrency and the blockchain ecosystem.. The Test and Measurement Instrumentation segment designs, manufactures, markets and services computer-based balancing systems for aircraft engines, high performance test and measurement instruments and systems, and wafer characterization tools for the semiconductor and solar industries. The Company’s principal operations in both segments are located in North America

The accounting policies of the Cryptocurrency and Test and Measurement Instrumentation segments are similar to those described in the summary of significant accounting policies herein and in the Annual Report. The Company evaluates performance based on profit or loss from operations before income taxes, accounting changes, items management does not deem relevant to segment performance, and interest income and expense. Inter-segment sales and expenses are not significant.

Summarized financial information concerning the Company’s reportable segments is shown in the following table. The “Other” column includes corporate related items and items such as income taxes or unusual items, which are not allocated to reportable segments. In addition, segments’ non-cash items include any depreciation and amortization in reported profit or loss.

(Dollars in thousands)	Cryptocurrency	Test and Measurement Instrumentation	Other	Condensed Consolidated Totals
Three months ended September 30, 2021
Cryptocurrency mining revenue	$2,018	$—	$—	$2,018
Data hosting revenue	1,106	—	—	1,106
Product revenue	—	1,949	—	1,949
Cost of revenue	1,743	661	—	2,404
Research and product development expenses	—	404	—	404
Selling, general and administrative expenses	1,030	577	1,286	2,893
Segment profit / (loss) from operations before income taxes	(466)	678	(822)	(610)
Segment profit / (loss)	(466)	678	(822)	(610)
Total assets	7,039	2,697	36,872	46,608
Capital expenditures	16,286	20	28	16,334
Depreciation and amortization	156	19	1	176

Three months ended September 30, 2020
Cryptocurrency mining revenue	$176	$—	$—	$176
Data hosting revenue	—	—	—	—
Product revenue	—	3,511	—	3,511
Cost of revenue	248	631	—	879
Research and product development expenses	—	363	—	363
Selling, general and administrative expenses	218	411	361	990
Segment profit / (loss) from operations before income taxes	(3)	1,691	(178)	1,510
Segment profit / (loss)	(3)	1,691	(181)	1,507
Total assets	1,383	3,016	4,039	8,438
Capital expenditures	32	2	—	34
Depreciation and amortization	26	19	—	45

Nine months ended September 30, 2021
Cryptocurrency mining revenue	$4,670	$—	$—	$4,670
Data hosting revenue	1,106	—	—	1,106
Product revenue	—	4,933	—	4,933
Cost of revenue	2,616	1,616	—	4,232
Research and product development expenses	—	1,196	—	1,196
Selling, general and administrative expenses	1,887	1,642	4,232	7,761
Segment profit / (loss) from operations before income taxes	304	5	(2,758)	(2,449)
Segment profit / (loss)	304	5	(2,761)	(2,452)
Total assets	7,039	2,697	36,872	46,608
Capital expenditures	17,812	37	28	17,877
Depreciation and amortization	380	53	1	434

Nine months ended September 30, 2020
Cryptocurrency mining revenue	$226	$—	$—	$226
Data hosting revenue	—	—	—	—
Product revenue	—	7,484	—	7,484
Cost of revenue	248	1,790	—	2,038
Research and product development expenses	—	1,127	—	1,127
Selling, general and administrative expenses	398	1,264	970	2,632
Segment profit / (loss) from operations before income taxes	(147)	2,650	(531)	1,972
Segment profit / (loss)	(147)	2,650	(531)	1,972
Total assets	1,383	3,016	4,039	8,438
Capital expenditures	366	16	—	382
Depreciation and amortization	35	62	—	97

The following table presents the details of “Other” segment loss:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2021	2020	2021	2020
Corporate and other (expenses) income:
Salaries and Benefits	$(700)	$(192)	$(2,179)	$(433)
Income tax (expense) benefit	—	(3)	(3)	—
Other expense, net	(122)	14	(579)	(98)
Total income (expense)	$(822)	$(181)	$(2,761)	$(531)

13.	Line of Credit

On September 13, 2021, the Company entered into a $1 million unsecured line of credit from KeyBank National Association, that will, among other things, allow the Company to request loans and to use the proceeds of such loans for working capital and other general corporate purposes. The line of credit may be drawn at the discretion of the Company, and bears interest at a rate of Prime +.75% per annum. Accrued interest is due monthly and principal is due in full following lender’s demand. MTI Instruments, Inc. previously held a secured line of credit with Pioneer Bank in the amount of $300 thousand. The secured line of credit was closed on September 10, 2021 with no outstanding amounts. As of September 30, 2021 and December 31, 2020, there were no amounts outstanding under the line of credit.

14.	Subsequent Events

Management has evaluated all events and transactions that occurred subsequent to September 30, 2021 through the date of issuance of these condensed consolidated financial statements.

Securities Purchase Agreement - Notes and Warrants

On October 20, 2021, the Company entered into a Securities Purchase Agreement (the “SPA”) for an aggregate financing of $15 million with certain accredited investors (the “Investors”). At the closing under the SPA, which occurred on October 25, 2021 (“SPA Closing”), the Company issued to the Investors (i) secured convertible notes in the aggregate principal amount of $16,304,348 for an aggregate purchase price of $15 million (collectively, the “Notes”), which are, subject to certain conditions, convertible at any time by the Investors, into an aggregate of 1,776,073 shares (the “Conversion Shares”) of the Company’s common stock, at a price per share of $9.18 (the “Fixed Conversion Price”); and (ii) Class A, Class B and Class C common stock purchase warrants (collectively, the “Warrants”) to purchase up to an aggregate of 1,776,073 shares of the Company’s common stock (the “Warrant Shares” and collectively with the Notes, the Conversion Shares, and the Warrants, the “Securities”), at an exercise price $12.50, $15 and $18 per share, respectively. The Warrants are immediately exercisable for five years upon issuance, subject to applicable Nasdaq rules.

The Notes, subject to an original issue discount of 8%, have a maturity date of October 25, 2022 (the “Maturity Date”), upon which the Notes shall be payable in full. Commencing on the Maturity Date and also five (5) days after the occurrence of any Event of Default (as defined in the Notes), interest on the Notes will accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. If any Event of Default or a Fundamental Transaction (as defined in the Notes) or a Change of Control (as defined in the Notes) occurs, the outstanding principal amount of the Notes, liquidated damages and other amounts owing in respect thereof through the date of acceleration, will become, at the Investor’s election, immediately due and payable in cash at the Mandatory Default Amount (as defined in the Notes). The Notes may not be prepaid, redeemed or mandatory converted without the consent of the Investors. The obligations of the Company pursuant to the Notes are (i) secured to the extent and as provided in the Security Agreement, dated as of October 25, 2021, by and among the Company, MTI Instruments and EcoChain, EcoChain Block LLC and EcoChain Wind LLC (both of which are wholly owned subsidiaries of EcoChain, and together with MTI Instruments and EcoChain, the “Subsidiary Guarantors”), and Collateral Services LLC, as collateral agent for and the holders of the Notes (the “Security Agreement”); and (ii) guaranteed jointly and severally by the Subsidiary Guarantors pursuant to each Subsidiary Guaranty, dated as of October 25, 2021, by and among each Subsidiary Guarantor and the purchasers signatory to the SPA (each, a “Subsidiary Guaranty”).

The conversion of the Notes and the exercise of the Warrants are each subject to beneficial ownership limitations such that the Investors may not convert the Notes or exercise the Warrants to the extent that such conversion or exercise would result in each of the Investors being the beneficial owner in excess of 4.99% (or, upon election of such Investor, 9.99%) of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon such conversion or exercise, which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to the Company, provided that any increase in such limitation will not be effective until 61 days following notice to the Company.

Pursuant to the SPA, for so long as any amount in excess of $1,500,000 in the aggregate for all Investors remains outstanding on a Note, Investors who have acquired Notes having a principal amount of not less than $3,000,000, have a right to participate in any issuance (a “Subsequent Financing”) by the Company or any of its subsidiaries of Common Stock, Common Stock Equivalents (as defined in the SPA) for cash consideration, Indebtedness (as defined in the SPA) or a combination thereof, other than (i) a rights offering to all holders of Common Stock, or (ii) an Exempt Issuance (as defined in the SPA), up to an amount equal to fifty percent (50%) of the Subsequent Financing, unless the Subsequent Financing is an underwritten public offering, in which case the Company will notify each Investor of such public offering when it is lawful for the Company to do so, but no Investor will be entitled to purchase any particular amount of such public offering without the approval of the lead underwriter of such underwritten public offering.

The Company has agreed to register with the U.S. Securities and Exchange Commission (the “SEC”) the resale of the Warrant Shares and Conversion Shares pursuant to the Registration Rights Agreement, dated as of October 25, 2021, by and among the Company and the purchasers signatory to the SPA (the “Registration Rights Agreement”).

The SPA, Notes and Warrants each contain customary events of default, representations, warranties, agreements of the Company and the Investors and customary indemnification rights and obligations of the parties thereto, as applicable. The Company did not engage in general solicitation or advertising with regard to the issuance and sale of the Securities. Each of the Investors represented that he/she/it is an accredited investor and purchased the Securities for investment and not with a view to distribution. The Notes and the Warrants were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), based on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder.

Univest Securities LLC served as the placement agent (the “Placement Agent”) for the Company in connection with the Offering. In connection with the foregoing, the Company entered into a placement agency agreement with the Placement Agent, dated October 21, 2021 (the “Placement Agency Agreement”), and agreed to pay to the Placement Agent (i) a cash fee equal to 8% of the gross proceeds received by the Company from the sale of Securities at Closing, (ii) a cash fee equal to 7% of the gross proceeds received by the Company from any exercise of the Warrants, and issue the Placement Agent (x) a warrant to purchase up to 8% of the aggregate number of Conversion Shares (the “Placement Agent Warrant #1”), which is exercisable, in whole or in part, on a cashless basis, for a period of five years, commencing on the final Closing Date (as defined in the Placement Agency Agreement), and (y) a warrant to purchase up to 7% of the aggregate number of Warrant Shares that are exercised (the “Placement Agent Warrant #2”, and together with Placement Agent Warrant #1, the “Placement Agent Warrants”), which is exercisable after 6 months upon issuance on a cashless basis for a period of five years. In addition, the Placement Agent Warrant includes a registration rights provision granting the Placement Agent the same registration rights granted to the Investors pursuant to the SPA. The Placement Agency Agreement contains customary representations, warranties and agreements by the Company, customary conditions to closing, indemnification obligations of the Company, other obligations of the parties thereto, and termination provisions.

SCI Merger Acquisition

On October 29, 2021, the Company consummated the Merger pursuant to the Merger Agreement. As a result of the Merger, each share of common stock of SCI issued and outstanding immediately prior to the effective time of the Merger, other than shares of SCI common stock owned by SCI, Merger Sub, SHI, or any of their subsidiaries, was cancelled and converted into the right to receive a proportionate share of up to 2,970,000 Merger Shares, payable upon the achievement of certain milestones within five years after the effective date in the Merger, as set forth in the Merger Agreement and the schedules thereto. Based on the closing sales price of the SHI Common Stock on the Nasdaq Capital Market on October 29, 2021, assuming the issuance of all of the Merger Shares, the aggregate Merger Consideration would have a value of approximately $34.8 million.

Also, as a result of the Merger, the employees of SCI became employees of, or in one case a consultant to, EcoChain pursuant to employment agreements EcoChain entered into as of October 29, 2021 with such employees and a consulting agreement EcoChain entered into as of October 29, 2021 with an entity wholly-owned by the consultant and his wife.

In addition, as the result of the approval by the Company’s stockholders of the issuance of the Company’s common stock at its Special Meeting of Stockholders held on October 29, 2021, pursuant to the Termination Agreement the Company issued to HEL the Termination Shares and EcoChain paid HEL the Cash Consideration, and the existing Operating and Management Agreements between HEL and EcoChain terminated in all respects. In addition, pursuant to the terms of the Termination Agreement, on November 5, 2021, HEL and SHI entered into an Amended and Restated Contingent Rights Agreement that, among other things, amended the existing Contingent Rights Agreement by and between HEL and SHI, dated January 13, 2020, to provide SHI the right to invest directly in certain cryptocurrency mining opportunities being pursued by HEL.

Pursuant to the Voting Agreement by and among Soluna Parent, SHI, and Brookstone Partners, the execution of which was a condition to the closing of the Merger, upon the effectiveness of the Merger on October 29, 2021, the Company’s Board of Directors elected John Belizaire, who served as Chief Executive Officer and a director of SCI until the effective time of the Merger, a director of HEL, and President and Chief Executive Officer of EcoChain, and John Bottomley, a director of HEL and a director of SCI until the effective time of the Merger, to the Board of Directors of SHI. SHI’s Board of Directors has not yet determined on which committees of the Board of Directors these individuals will serve. As directors, Messrs. Belizaire and Bottomley are entitled to compensation in such capacity on the same basis as SHI’s other directors. Currently, each non-employee director of SHI receives cash compensation of $10,000 per year, with additional consideration for the lead independent director of $5,000 per year (as an employee of EcoChain, Mr. Belizaire will not receive these payments). Directors are also eligible for equity grants as may be authorized by the Compensation Committee of SHI’s Board of Directors.

Name Change of the Company

Following the closing of the Merger, the Company changed its name from “Mechanical Technology, Incorporated” to “Soluna Holdings, Inc.”, effective November 2, 2021. The Company also changed its ticker symbol for its common stock from “MKTY” to “SLNH” and for its preferred stock from “MKTYP” to “SLNHP”. The ticker symbol change became effective on November 4, 2021.

2021 Amended and Restated Stock Incentive Plan

At the 2021 Special Meeting of Stockholders of the Company held on October 29, 2021, the Company’s shareholders approved the Soluna Holdings, Inc. Amended and Restated 2021 Stock Incentive Plan (the “2021 Amended and Restated Plan”) which, among other things, eliminates certain limitations on the number of shares of the Company’s common stock that may be issued pursuant to awards under the 2021 Plan and to provide for the validity, construction and effect of the 2021 Amended and Restated Plan in accordance with the laws of the State of Nevada, in lieu of the State of New York as provided by the 2021 Plan, consistent with the Company’s reincorporation as a Nevada corporation on March 24, 2021.

The total number of shares of the Company’s common stock authorized to be issued under the 2021 Amended and Restated Plan (i) pursuant to the exercise of options, (ii) as restricted stock and (iii) as available pursuant to restricted stock units shall be limited to 1,460,191 shares during the 2021 Fiscal Year. On the first trading day of each new fiscal year commencing on January 1, 2022, the number of shares of common stock reserved for issuance under the 2021 Amended and Restated Plan will automatically increase by fifteen percent (15%) of the number of shares of common stock outstanding on such date (the “Evergreen Provision”).

On October 29, 2021, the Company filed a Form S-8 Registration Statement to register 1,460,191 shares of the Company’s common stock to be offered to participants under the 2021 Amended and Restated Plan in the 2021 Fiscal Year and 1,024,000 shares of common stock anticipated to be available for issuance pursuant to future awards under the 2021 Amended and Restated Plan pursuant to the Evergreen Provision.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, the terms “SHI,” “the Company”, “we,” “us,” and “our” refer to Soluna Holdings, Inc., “EcoChain” refers to EcoChain, Inc. and “MTI Instruments” refers to MTI Instruments, Inc.

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

Overview

SHI conducts its business through its wholly-owned subsidiaries, Ecochain and MTI Instruments.

EcoChain, a Delaware corporation incorporated in January 2020, is engaged in cryptocurrency mining powered by renewable energy. Related to this new core business, we made a strategic investment, and hold an equity position, in “HEL, a Canadian company that develops vertically-integrated, utility-scale computing facilities focused on cryptocurrency mining and cutting-edge blockchain applications. Through HEL, we currently operate a mining facility in Wenatchee, Washington, that houses the majority of our cryptocurrency miners, which are the cryptocurrency assets, consisting of hardware and software, that perform the computations needed to mine cryptocurrencies. We purchased additional miners in April and May 2021, and in May 2021 entered into two ground leases for a building located in the Southeast region of the United States that will be EcoChain’s second cryptocurrency mining facility, which includes surrounding land for potential additional capacity. The ground leases will not be effective until certain conditions set forth therein are met, and in the meantime the miners we purchased in April are located in this facility. We are paying the owner of that facility, at a flat fee per miner, for the space, electricity, and anything else needed for the miners to operate, an arrangement known as “hosting”; this arrangement will terminate upon the effective date of the ground leases, at which time HEL will commence operating this facility pursuant to an operations and management agreement between HEL and EcoChain. The primary cryptocurrencies that EcoChain mines are Bitcoin and, to a lesser degree, Ethereum and LiteCoin. EcoChain recognizes revenue when its mined cryptocurrencies are transferred to its account at a cryptocurrency exchange (i.e. a platform that facilitates the exchange of cryptocurrencies for other assets, such as conventional money or other digital currencies). The applicable exchange converts the cryptocurrencies held in our account to U.S. dollars daily. The Company intends to continue to grow EcoChain through acquisitions of existing cryptocurrency mining facilities and properties that can be repurposed to operate cryptocurrency mining facilities, as well as through constructing our own cryptocurrency mining facilities, along with purchases of any real property, equipment, and miners necessary to do so.

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

Consolidated Results of Operations

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2021 Compared to the Three and Nine Months Ended September 30, 2020.

The following table summarizes changes in the various components of our net loss during the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

(Dollars in thousands)	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020	$ Change	% Change
Cryptocurrency mining revenue	$2,018	$176	$1,842	1,046.6%
Data hosting revenue	$1,106	$—	$1,106	100.0%
Product revenue	$1,949	$3,511	$(1,562)	(44.5%)
Operating costs and expenses:
Cost of cryptocurrency mining revenue	$779	$248	$531	214.1%
Cost of data hosting revenue	$964	$—	$964	100.0%
Cost of product revenue	$661	$631	$30	4.8%
Research and product development expenses	$404	$363	$41	11.3%
Selling, general and administrative expenses	$2,893	$990	$1,903	192.2%
Operating (loss) income	$(628)	$1,455	$(2,083)	(143.2%)
Other income, net	$18	$55	$(37)	(67.3%)
(Loss) income before income taxes	$(610)	$1,510	$(2,120)	(140.4%)
Income tax expense	$—	$(3)	$3	100.0%
Net (loss) income	$(610)	$1,507	$(2,117)	(140.5%)

The following table summarizes changes in the various components of our net loss during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020.

(Dollars in thousands)	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020	$ Change	% Change
Cryptocurrency mining revenue	$4,670	$226	$4,444	1,966.4%
Data hosting revenue	$1,106	$—	$1,106	100.0%
Product revenue	$4,933	$7,484	$(2,551)	(34.1%)
Operating costs and expenses:
Cost of cryptocurrency mining revenue	$1,652	$248	$1,404	566.10%
Cost of data hosting revenue	$964	$—	$964	100.0%
Cost of product revenue	$1,616	$1,790	$(174)	(9.7%)
Research and product development expenses	$1,196	$1,127	$69	6.1%
Selling, general and administrative expenses	$7,761	$2,632	$5,129	194.9%
Operating (loss) income	$(2,480)	$1,913	$(4,393)	(229.6%)
Other income, net	$31	$59	$(28)	(47.5%)
(Loss) income before income taxes	$(2,449)	$1,972	$(4,421)	(224.2%)
Income tax (expense) benefit	$(3)	$—	$(3)	(100.0%)
Net (loss) income	$(2,452)	$1,972	$(4,424)	(224.3%)

Cryptocurrency Mining Revenue: Cryptocurrency revenue consists of revenue recognized from EcoChain’s cryptocurrency mining operations.

Cryptocurrency revenue was $2.0 million for the three months ended September 30, 2021, compared to $176 thousand for the three months ended September 30, 2020. Cryptocurrency revenue was $4.7 million for the nine months ended September 30, 2021, compared to $226 thousand for the nine months ended September 30, 2020. EcoChain did not commence its cryptocurrency mining operations until the second quarter of 2020, and therefore there was no material cryptocurrency revenue for the nine months ended September 30, 2020. This revenue represents the cash received upon the daily sale of the various cryptocurrencies mined at EcoChain’s mining facility during the nine months ended September 30, 2021. The Company has seen increases in growth in expected hashrate and mining site usage of MegaWatts between these periods.

Data Hosting Revenue: In August 2021, EcoChain began cryptocurrency hosting services in which EcoChain provides energized space and operating services to third-party mining companies who locate their mining hardware at one of EcoChain’s mining locations, in which they receive a fee per miner installed and if additional services are rendered, an additional service fee is charged to the outside parties. The Company’s revenue was $1.1 million for the three and nine months ended September 31, 2021, with no comparable services noted for the 2020 Fiscal Year 2020.

Product Revenue: Product revenue consists of revenue recognized from sales of MTI Instruments’ products and the provision of related maintenance and repair services.

Product revenue for the three months ended September 30, 2021 decreased by $1.6 million, or 44.5%, to $1.9 million from $3.5 million for the three months ended September 30, 2020. The primary reason for this decrease was a $1.6 million decline in portable balancing systems (“PBS”) revenue due to lower new PBS sales, of which the majority of the difference was driven by a decrease in the number of units sold to the United States Air Force, in which there were 20 less units sold for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.

Product revenue for the nine months ended September 30, 2021 decreased by $2.55 million, or 34.1%, to $4.9 million from $7.5 million during the nine months ended September 30, 2020. The primary reason for the decrease was a $2.5 million decline in PBS revenue due to lower new PBS sales, of which $2.4 million was driven by the sale of 35 fewer units to the United States Air Force compared to the nine months ended September 30, 2020. The decrease was primarily due to a large order placed in 2020.

Information regarding government contracts included in product revenue is as follows:

(Dollars in thousands)			Revenues for the Three Months Ended
			September 30,
Contract(1)	Expiration		2021	2020
$9.35 million U.S. Air Force Systems, Accessories and Maintenance	06/30/2021	(2)	$484	$2,025

(Dollars in thousands)			Revenues for the Nine Months Ended		Contract Revenues to Date	Total Contract Orders Received To Date
			September 30,		Sept. 30,	September 30,
Contract(1)	Expiration		2021	2020	2021	2021
$9.35 million U.S. Air Force Systems, Accessories and Maintenance	06/30/2021	(2)	$1,299	$3,695	$10,492	$10,808

(1)	Contract values represent maximum potential values at time of contract placement and may not be representative of actual results.
(2)	Date represents expiration of contract, including the exercise of option extensions.

We are in discussions with the U.S. Air Force regarding renewing their current contract, which expired as of June 30, 2021. We do not anticipate any issues with the renewal of the contract and we expect to enter into a renewed contract with the U.S. Air Force by the end of the year. As a result, we do not expect that there will be any material impact on our results of operations, cash flows, liquidity, or financial condition as a result of the pending expiration of our current contract with the U.S. Air Force.

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

Cost of cryptocurrency revenue was $779 thousand and $248 thousand for the three months ended September 30, 2021 and 2020, respectively, a $531 thousand increase. Cost of cryptocurrency revenue was $1.6 million for the nine months ended September 30, 2021 compared to $248 thousand for the nine months ended September 30, 2020. As noted above, EcoChain did not commence cryptocurrency mining operations until the second quarter of 2020, and therefore there was no material cryptocurrency revenue or associated costs during the nine months ended September 30, 2020. As the Company began increasing their storage capacity, the associated costs began to increase.

Cost of Data Hosting Revenue: As noted above within the Data Hosting Revenue, EcoChain began hosting services in August 2021 in which expenses are allocated based on the cost driving activity. As such, there were no related charges in the 2020 Fiscal Year as this was a new operation in the third quarter of 2021.

Cost of Product Revenue; Gross Margin: Cost of product revenue includes the direct material and labor cost as well as an allocation of overhead costs that relate to the manufacturing of products that we sell. Cost of product revenue also includes the labor and material costs incurred for product maintenance, replacement parts, and service under our contractual obligations.

Cost of product revenue for the three months ended September 30, 2021 increased by $30 thousand, or 4.8%, to $661 thousand from $631 thousand for the three months ended September 30, 2020. This increase was primarily due to the lower production cost of the new PBS products which contributed to a higher gross margin of approximately 80%. The mix of volume for the three months ended September 30, 2021 was unfavorable (lower volume of PBS sales combined with other products being sold with lower gross margin), contributing to an increase in cost of product revenue for the three months ended September 2021 compared to 2020. Cost of product revenue for the nine months ended September 30, 2021 decreased by $174 thousand, or 9.7%, to $1.6 million from $1.8 million for the nine months ended September 30, 2020. This decrease was primarily due to the decrease in product sales compared to the nine months ended September 30, 2020, as discussed above in “Product Revenue”, offset by an unfavorable mix of the volume of products sales, with more units being sold that had higher gross margins in the nine months ended September 30, 2020 compared to 2021.

Cost as a percentage of product revenue was unfavorable comparable for the nine months ended September 30, 2021 comparable to the nine months ended September 30, 2020, decreasing to, as a percentage of product revenue, 33% during the year to date of 2021 compared to 24% in the comparable 2020 period. This was due to a mix change (lower volume in sales in the higher margin products) from the decrease in the PBS sales and lower proportion to total sales.

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

Research and product development expenses for the nine months ended September 30, 2021 increased $69 thousand, or 6.1%, to $1.2 million from $1.1 million for the nine months ended September 30, 2020. This increase was primarily due to higher material costs associated with the development of engineering prototypes.

Selling, General and Administrative Expenses: Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology, and legal services.

Selling, general and administrative expenses for the three months ended September 30, 2021 increased by $1.9 million, or 192.2%, to $2.9 million from $990 thousand for the three months ended September 30, 2020. This increase was a result of both expenses incurred in 2021 for which there was no comparable expense in 2020 as well as from changes in a number of our traditional selling, general and administrative expenses. Expenses for which there was no comparable outlay in 2020 consisted non-cash stock option grants of $330 thousand to our Chief Executive Officer (“CEO”) and Board of Directors, and $1 million related to other outside related expenses in conjunction with pipeline acquisition diligence and operating and management agreements with HEL.

Investor relations expenses incurred during the three months ended September 30, 2021, and for which there were no comparable expenses during the three months ended September 30, 2020, were $70 thousand, consisting primarily of media and investor advisory relation services of $55 thousand and $15 thousand in connection with SEC filing and Nasdaq registration fees.

Salaries and benefits expenses increased by $165 thousand during the three months ended September 30, 2021, compared to the three months ended September 30, 2020, $75 thousand of which related to the salary of the CEO who was hired full time in November 2020, $40 thousand of which related to the hiring of a Financial Reporting Manager and Compliance Manager in the third quarter of 2021, and $50 thousand of which related to the salary, recruiting fees and benefits of the new President of MTI Instruments, who was originally hired as Director of Marketing in the third quarter of 2019 and promoted to Chief Operating Officer of MTI Instruments in May 2020 and President of MTI Instruments in September 2020, in addition to adding an HR manager. Compensation expense for Board members increased by $20 thousand due to the Company’s change in Board compensation and adding two Directors to the Board in February 2021. Directors and officers insurance premiums increased by $80 thousand during the three months ended September 30, 2021, compared to the three months ended September 30, 2020. This is due to our status as an SEC reporting company and the cryptocurrency business unit. Digital and other marketing expenses increased approximately $110 thousand with the Company continuing to build out its market to the public.

Selling, general and administrative expenses for the nine months ended September 30, 2021 increased by $5.1 million, or 194.9%, to $7.7 million from $2.6 million for the nine months ended September 30, 2020. This increase was a result of both expenses incurred in 2021 for which there was no comparable expense in 2020 as well as from changes in a number of our traditional selling, general and administrative expenses. Expenses for which there was no comparable outlay in 2020 consisted of non-cash stock option grants of $1.3 million to our CEO and Board of Directors, $1.3 million related to other outside related expenses in conjunction with pipeline acquisition diligence and operating and management agreements with HEL, and $375 thousand in expenses related to investor relations matters. The increase of $560 thousand in legal fees for the nine months ended September 30, 2021 was primarily due to $290 thousand of legal fees related to the transaction to lease the building for EcoChain’s new cryptocurrency mining facility and the surrounding land located in the Southeast region of the U.S., discussed above, and $270 thousand in corporate legal expenses mainly related to the Company’s reincorporation in Nevada, the preparation and adoption of the Plan, preparation of the Special Meeting of Stockholders we held on March 25, 2021, at which the Company’s stockholders approved (among another matter) the reincorporation and the adoption of the 2012 Plan, the annual meeting held in May 2021 and preparation for the Special Meeting of Stockholders held on October 29, 2021 as well as other due diligence matters. In addition, there was a $300 thousand increase in consultant fees for the year related to CEO and Board compensation consultation and the annual stockholders meeting, the initial listing of our common stock on The Nasdaq Stock Market LLC (“Nasdaq”), due diligence matters of the Company, expenses related to the Company’s EcoChain operations, and assistance in connection with other SEC filings, primarily our Annual Report on Form 10-K for the year ended December 31, 2020 and Form 8-K filings, which we did not have to file during the quarter ended September 30, 2020 as we were not then subject to the filing requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Investor relations expenses incurred during the nine months ended September 30, 2021, and for which there was no comparable expense during the nine months ended September 30, 2020, were $375 thousand, consisting primarily of $88 thousand for Nasdaq registration fees in connection with the initial listing of our common stock, $135 thousand related to our retention of an investor relations consulting firm to assist us with creating a more formal investor relations strategy given our status as an SEC reporting and Nasdaq-listed company, $55 thousand related to the Special Meeting of Stockholders held on March 25, 2021, including the fees and expenses of the proxy solicitor we retained in connection therewith, and $50 thousand in conjunction with the Company’s annual stockholders meeting.

Salaries and benefits expenses increased by $420 thousand during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020, $300 thousand of which is related to the salary and benefits of our Chief Financial Officer (hired in July 2020), Chief Executive Officer (hired in November 2020), Compliance Manager (hired in November 2020), and Financial Reporting Manager (hired in July 2021), $120 thousand of which is related to the salary and benefits of the new President of MTI Instruments, who was originally hired as Director of Marketing in the third quarter of 2019 and promoted to Chief Operating Officer of MTI Instruments in May 2020 and President of MTI Instruments in September 2020, in addition to adding an HR manager. In addition, compared to the nine months ended September 30, 2020, we experienced an increase of $108 thousand in audit and tax fees due to having to be conducted in accordance with the auditing standards of the Public Company Accounting Oversight Board (“PCAOB”) in the nine months ended September 30, 2021. During the nine months ended September 30, 2020 we did not file reports with the SEC and therefore the annual audit of our financial statements did not need to comply with PCAOB requirements, which resulted in lower audit fees for the 2020 period. Directors and officers insurance premiums increased by $175 thousand during the nine months ended September 30, 2021, compared to the nine months ended September 30, 2020. This is due to our status as an SEC reporting company and the cryptocurrency business unit.

The Company also expects selling, general and administrative expenses to continue to increase for the remainder of 2021 and generally going forward as a result of its resumption of filing periodic reports, annual proxy statements, and other filings with the SEC following the effectiveness of its Form 10 registration statement in November 2020.

Operating Loss:

Operating loss was $628 thousand for the three months ended September 30, 2021, compared to a profit of $1.5 million during the comparable 2020 period. This decrease was the result of the $1.9 million increase in selling, general and administrative expenses, as well as MTI Instruments contribution margin (i.e. the aggregate incremental revenue generated from product revenue after deducting direct costs) of $1.6 million. The increase in loss was partially offset by the EcoChain contribution margin (i.e. the aggregate incremental revenue generated from cryptocurrency revenue after deducting the direct costs) of $1.4 million for the three months ended September 30, 2021 compared to almost no margin for the comparative three months of 2020 as EcoChain was a relatively new business in fiscal year 2020.

Operating loss was $2.5 million for the nine months ended September 30, 2021 compared to a profit of $2.0 million during the comparable 2020 period. This decrease was the result of the $5.1 million increase in selling, general and administrative expenses, as well as MTI Instruments contribution margin (i.e. the aggregate incremental revenue generated from product revenue after deducting direct costs) of $2.4 million. The increase in loss was partially offset by the EcoChain contribution margin (i.e. the aggregate incremental revenue generated from cryptocurrency revenue after deducting the direct costs) of $3.1 million for the nine months ended September 30, 2021 compared to almost no margin for the comparative nine months of 2020 as EcoChain was a relatively new business in fiscal year 2020.

Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Nine Months Ended or As of September 30, 2021	Nine Months Ended or As of September 31, 2020	Year Ended or As of December 31, 2020
Cash	$15,817	$2,894	$2,630
Working capital	18,013	3,832	3,142
Net (loss) income	(2,452)	1,972	1,946
Net cash (used in) provided by operating activities	(2,778)	1,516	1,622
Purchase of property, plant and equipment	(11,670)	(382)	(835)

The Company has historically incurred significant losses primarily due to its past efforts to fund direct methanol fuel cell product development and commercialization programs and had a consolidated accumulated deficit of approximately $120.4 million as of September 30, 2021. As of September 30, 2021, the Company had working capital of approximately $18.0 million, no debt, outstanding commitments related to EcoChain for $6.2 million for capital expenditures and termination of the Company’s operating and management agreements, and approximately $15.8 million of cash available to fund our operations.

Based on business developments, including changes in production levels, staffing requirements, and network infrastructure improvements, we will require additional capital equipment in the foreseeable future. With respect to SHI and MTI Instruments, we have outstanding commitments of $367 thousand related to purchase orders outstanding for various business needs as of September 30, 2021. As we have done historically, we expect to continue funding their operations from our current cash position and our projected 2021 cash flows pursuant to management’s plans. If necessary, we may also seek to supplement our resources by increasing credit facilities to fund operational working capital and capital expenditure requirements. With respect to EcoChain, we expect to fund growth (additional cryptocurrency mining facilities and miners) through capital raise activities, to the extent that we can successfully raise capital through additional securities sales. Any additional financing, if required, may not be available to us on acceptable terms or at all.

While it cannot be assured, management believes that, due in part to our current working capital level and projected cash requirements for operations and capital expenditures, its current available cash of approximately $15.8 million, and our projected 2021 cash flow pursuant to management’s plans, the Company will have adequate resources to fund operations and capital expenditures for SHI and MTI Instruments for the year ending December 31, 2021 and through at least the end of the fourth quarter of 2022. As noted above, the Company expects to fund capital expenditures for EcoChain through capital raises, while MTI Instrument’s operations will be funded through its cash flows. The Company has entered into a unsecured line of credit for $1.0 million to assist with possible future financing, which as of September 30, 2021, there was no outstanding balance. In addition, on October 20, 2021, the Company entered into the SPA pursuant to which the Company issued to the Investors secured convertible notes in the aggregate principal amount of approximately $16.3 million for an aggregate purchase price of $15.0 million. The notes are convertible, subject to certain conditions, at any time at the option of the Investors, into an aggregate of 1,776,073 shares of the Company’s common stock. The Company expects to have adequate resources to fund EcoChain’s operations for the year ending December 31, 2021 and through at least the fourth quarter of 2022.

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

Debt

On September 13, 2021, the Company entered into a $1 million unsecured line of credit from KeyBank National Association, that will, among other things, allow the Company to request loans and to use the proceeds of such loans for working capital and other general corporate purposes.  The line of credit may be drawn at the discretion of the Company and bears interest at a rate of Prime +.75% per annum. Accrued interest is due monthly, and principal is due in full following the lender’s demand. MTI Instruments, Inc. previously held a secured line of credit with Pioneer Bank in the amount of $300 thousand. The secured line of credit was closed on September 10, 2021 with no outstanding amounts. As of September 30, 2021, there were no amounts outstanding under the line of credit.

We had no additional credit facilities available or debt outstanding at either September 30, 2021 or December 31, 2020.

Backlog, Inventory and Accounts Receivable

At September 30, 2021, our order backlog was $1,203 thousand compared to $555 thousand at December 31, 2020. The increase in backlog from December 2020 was due to four large orders placed at the end of 2021 third quarter and one large order expected to be delivered during Fiscal Year 2022.

Our inventory turnover ratios and average accounts receivable days outstanding for the trailing 12 month periods and their changes at September 30, 2021 and 2020 are as follows:

	2021	2020	Change
Inventory turnover	2.1	2.3	(0.2)
Average accounts receivable days outstanding	42	37	5

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

Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities and Section 21E of the Exchange Act. Any statements contained in this Form 10-Q that are not statements of historical fact may be forward-looking statements. When we use the words “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” “should,” “could,” “may,” “will” and similar words or phrases, we are identifying forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding:

●	management’s strategy and planned initiatives, including anticipated growth;
●

management’s belief that it will have adequate resources to fund SHI’s and MTI Instruments’ operations and capital expenditures and EcoChain’s operations for the year ending December 31, 2021 and through the end of the fourth quarter of 2022;

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

●	the risks related to EcoChain’s development efforts with respect to its current cryptocurrency mining facility and the construction of additional operational cryptocurrency mines;
●	the risks related to the volatility in the EcoChain business and cryptocurrency mining facilities, including that they may not achieve or maintain profitability in our expected timeframe or at all depending on numerous uncertainties, including the costs of operation, the future price of cryptocurrencies and fluctuations in such prices, government and quasi-government regulation of cryptocurrencies and their use, restrictions on or regulation of access to and operation of blockchain networks or similar systems, and the availability and popularity of other forms or methods of buying and selling goods and services, including government-backed cryptocurrencies;
●	risks related to scaling EcoChain’s cryptocurrency operations to larger-scale (multiple) cryptocurrency mining operations;
●	the general risk that the EcoChain business may not be successful;
●	uncertainty regarding EcoChain’s ability to consistently monetize cryptocurrency;
●	fluctuating valuations of cryptocurrency;

●	sales revenue growth may not be achieved or maintained;
●

the dependence of our business on a small number of customers and potential loss of government contracts - particularly in light of potential cuts that may be imposed as a result of U.S. government budget appropriations;

●	our lack of long-term purchase commitments from our customers and the ability of our customers to cancel, reduce, or delay orders for our products;
●	our inability to build and maintain relationships with our customers;
●	our inability to develop and utilize new products and technologies that address the needs of our customers;
●	our inability to retain existing or obtain new credit facilities;
●	the cyclical nature of the electronics and military industries;
●	the impact of future exchange rate fluctuations;
●	failure of our strategic alliances to achieve their objectives or perform as contemplated and the risk of cancellation or early termination of such alliance by either party;
●	the loss of services of one or more of our key employees or the inability to hire, train, and retain key personnel;
●	risks related to protection and infringement of intellectual property;
●	our occasional dependence on sole suppliers or a limited group of suppliers;
●	risks related to the limitation of the use, for tax purposes, of our net historical operating losses in the event of certain ownership changes; and
●	other factors discussed under the heading “Risk Factors” in this report and in our Annual Report on Form 10-K for the 2020 Fiscal Year.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of SHI’s disclosure controls and procedures as of September 30, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.          Defaults Upon Senior Securities

None

Item 4.          Mine Safety Disclosures

Not applicable.

Item 5.          Other Information

None

Item 6.          Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated August 11, 2021, by and among Mechanical Technology, Incorporated, SCI Merger Sub, Inc., and Soluna Computing, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021).
3.1	Articles of Incorporation (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2021).
3.2	Articles of Merger filed with the Secretary of State of Nevada on March 29, 2021 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2021).
3.3	Certificate of Merger filed with the Department of State of New York on March 29, 2021 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2021).
3.4	Certificate of Amendment filed with the Secretary of State of Nevada dated June 9, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2021).
3.5	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on November 2, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2021).
4.1	Rights Agreement, dated as of October 6, 2016, between Mechanical Technology, Incorporated and American Stock Transfer & Trust Company, LLC, as Rights Agent (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 6, 2016).
4.2	Amendment No. 1 to Registration Rights Agreement, dated as of October 20, 2016, by and between Mechanical Technology, Incorporated and American Stock Transfer & Trust Company, LLC, as Rights Agent (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 21, 2016).
4.3	Amendment No. 2 to Registration Rights Agreement, dated as of June 24, 2021, by and between Mechanical Technology, Incorporated and American Stock Transfer & Trust Company, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 24, 2021).
4.4	Form of Common Purchase Warrant (Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on April 12, 2021).
4.5	Form of Underwriters’ Warrant (Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on April 12, 2021).
4.6	Form of Pre-Funded Warrant (Incorporated by reference to the Company’s Registration Statement on Form S-1/A filed with the SEC on April 12, 2021).
4.7	Form of Warrant Agent Agreement between Mechanical Technology, Incorporated and American Stock Transfer & Trust Company, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2021).
4.8	Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock filed with the Secretary of State of the State of Nevada on August 18, 2021 (Incorporated by reference to the Company’s Form 8-A, filed with the SEC on August 19, 2021).
4.9	Form of 9.0% Series A Cumulative Perpetual Preferred Stock Certificate (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2021).
4.10	Form of Secured Convertible Note issued by the Company pursuant to and in accordance with the Securities Purchase Agreement dated as of October 20, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2021).
4.11	Form of Class A Common Stock Purchase Warrant issued by the Company pursuant to and in accordance with the Securities Purchase Agreement dated as of October 20, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2021).

4.12	Form of Class B Common Stock Purchase Warrant issued by the Company pursuant to and in accordance with the Securities Purchase Agreement dated as of October 20, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2021).
4.13	Form of Class C Common Stock Purchase Warrant issued by the Company pursuant to and in accordance with the Securities Purchase Agreement dated as of October 20, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 25, 2021).
10.1	Termination Agreement dated as of August 11, 2021, by and among Mechanical Technology, Incorporated, EcoChain, Inc., and Harmattan Energy, Ltd. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 12, 2021).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

All other exhibits for which no other filing information is given are filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Soluna Holdings, Inc.
Date: November 12, 2021	By:	/s/ Michael Toporek
Michael Toporek Chief Executive Officer
	By:	/s/ Jessica L. Thomas
Jessica L. Thomas Chief Financial Officer