Form 10-K
period 2021-12-31
Soluna Holdings, Inc
filed 2022-03-31
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.          ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.          ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2021 (based on the closing price of $7.50 per share on the Nasdaq Stock Market LLC for that date) was $62,830,478.

As of March 28, 2022, the Registrant had 13,949,706 shares of common stock outstanding.

Documents incorporated by reference: Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the discussion in this section, contains forward-looking statements that involve risks and uncertainties. Any statements herein that are not statements of historical fact may be forward-looking statements. When we use the words “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” “should,” “could,” “may,” “will,” and similar words or phrases, we are identifying forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding:

●	management’s strategy and planned initiatives, including anticipated growth;
●	management’s belief that it will have adequate resources to fund the Company’s operations and capital expenditures for the year ending December 31, 2022 and through at least the end of the first quarter of 2023;
●	future capital expenditures and spending on research and development;
●	our ability to develop and utilize new products and technologies that address the needs of our customers;
●	our realization of income tax benefits in future years;
●	expected funding of future cash expenditures;
●	our expectations with respect to pending legal proceedings;
●	our expected operations and any adverse impacts on our business, operating results and financial condition;
●	failure of our strategic alliances to achieve their objectives or perform as contemplated and the risk of cancellation or early termination of such alliance by either party
●	our expectations regarding increases in certain selling, general and administrative expenses;
●	potential dispositions or acquisitions, including but not limited to, the potential sale of our MTI Instruments business;
●	the expected impact of pending accounting updates; the dependence of our MTI Instruments business on a small number of customers, suppliers and service providers, including but not limited to, our contractual arrangements with the U.S. government;
●	general economic conditions and the uncertainty of the U.S. and global economy, particularly in light of the continuing COVID-19 pandemic, the impact of recent inflation in the U.S. and the impacts of the pandemic, and the foreign and domestic government sanctions imposed on Russia as a result of its recent invasion of Ukraine;
●	anticipated cryptocurrency mining facility plans and operations; and
●	fluctuating valuations of cryptocurrency.

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

PART I

Item 1: Business

Unless the context requires otherwise in this Annual Report on Form 10-K (“Annual Report”), the terms “SHI,” the “Company,” “we,” “us,” and “our” refer to Soluna Holdings, Inc. together with its consolidated subsidiaries, “SCI” refers to Soluna Computing, Inc., formerly known as EcoChain, Inc.,  and “MTI Instruments” refers to MTI Instruments, Inc. Other trademarks, trade names, and service marks used in this Annual Report on Form 10-K are the property of their respective owners.

Overview and Recent Developments

Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated was incorporated in Nevada on March 24, 2021, and is the successor to Mechanical Technology, Inc., which was incorporated in the State of New York in 1961, as a result of a merger which became effective on March 29, 2021, and is headquartered in Albany, New York. Effective November 2, 2021, the Company changed its name from “Mechanical Technology, Incorporated” to “Soluna Holdings, Inc.”

SHI currently conducts our businesses through our two wholly owned subsidiaries, SCI and MTI Instruments. SCI is presently engaged in the mining of cryptocurrency through data centers that can be powered by renewable energy sources. MTI Instruments is engaged in the design, manufacture, and sale of vibration measurement and system balancing solutions, precision linear displacement sensors, instruments and system solutions, and wafer inspection tools. Recently, SCI has built, and intends to continue to develop and build, modular data centers that are currently used for cryptocurrency mining and that in the future can be used for computing intensive, batchable applications, such as artificial intelligence and machine learning, with the goal of providing a cost-effective alternative to battery storage or transmission lines. Headquartered in Albany, New York, the Company uses technology and intentional design to solve complex, real-world challenges.

SCI was incorporated in Delaware on January 8, 2020 as EcoChain, Inc., which has a cryptocurrency mining facility that integrates with the cryptocurrency blockchain network in the State of Washington. Through the October 2021 acquisition by EcoChain, Inc. of an entity at the time named Soluna Computing, Inc., SCI also has a pipeline of certain cryptocurrency mining projects previously owned by Harmattan Energy, Ltd. (“HEL”) (formerly known as Soluna Technologies, Ltd.), a Canadian corporation incorporated under the laws of the Province of British Colombia that develops vertically-integrated, utility-scale computing facilities focused on cryptocurrency mining and cutting-edge blockchain applications. Following such acquisition, on November 15, 2021, SCI completed its conversion and redomicile to Nevada and changed its name from “EcoChain, Inc.” to “Soluna Computing, Inc.” The following day, the acquired entity, Soluna Computing, Inc., changed its name to “Soluna Callisto Holdings Inc.” (“Soluna Callisto”).

MTI Instruments was incorporated in New York on March 8, 2000 and is a supplier of vibration measurement and balancing systems, precision linear displacement solutions, and wafer inspection tools. MTI Instruments’ products consist of engine vibration analysis systems for both military and commercial aircraft and electronic gauging instruments for position, displacement and vibration application within the industrial manufacturing markets, as well as in the research, design and process development markets. These systems, tools and solutions are developed for markets and applications that require consistent operation of complex machinery and the precise measurements and control of products, processes, the development and implementation of automated manufacturing and assembly.

On December 17, 2021, we announced that we had entered into a non-binding letter of intent with a potential buyer (the “Buyer”) regarding the potential sale of MTI Instruments (the “LOI”) to an unrelated third party. Pursuant to the LOI, the Buyer would acquire 100% of the issued and outstanding common stock of MTI Instruments (the “Sale”). The LOI only represents a mutual indication of interest regarding the Sale and the terms of the Sale are subject to a number of contingencies, including the completion of customary due diligence and the negotiation and execution of definitive agreements. If the Sale is completed, the Company expects that we will exit the instrumentation business and that we will be focused on developing and monetizing green, zero-carbon computing and cryptocurrency mining facilities. As a result of the foregoing, the MTI Instruments business is being held as discontinued operations in our financial statements as of December 31, 2021 and prior periods included in this Annual Report and until it is sold, we will continue to operate the MTI Instruments business.

Our website is http://www.solunacomputing.com. Information contained on our website does not constitute part of and is not incorporated into this Annual Report.

The current corporate organizational structure of SHI appears below.

Soluna Holdings, Inc.
a Nevada corporation
MTI Instruments, Inc.
a New York corporation
Soluna Computing, Inc.
a Nevada corporation
Soluna Callisto Holdings, Inc.
a Delaware corporation
Soluna SW LLC
a Nevada limited liability company
Soluna MC LLC
a Nevada limited liability company
Soluna DV ComputeCo, LLC
a Delaware limited liability company
Soluna DV Services, LLC
a Nevada limited liability company
Soluna DVSL ComputeCo, LLC
a Delaware limited liability company
Soluna MC Borrowing, LLC 2021-1
a Delaware limited liability company

The Company had previously been subject to the reporting requirements of the Securities Exchange Act of 1934 (“Exchange Act”) and filed reports and other documents with the Securities and Exchange Commission (the “SEC”) thereunder, but had ceased doing so in 2018. The Company filed with the SEC a Form 10 Registration Statement to re-register its common stock under Section 12 of the Exchange Act initially in March 2020, which was withdrawn and then re-filed in September 2020 and that became effective in November 2020, making the Company once again subject to the Exchange Act’s reporting requirements. In addition, on March 23, 2021, our common stock commenced trading on the Nasdaq Stock Market LLC (“Nasdaq”).

In connection with our Nasdaq listing application, our Board of Directors approved (subject to shareholder approval, which was obtained at the special meeting of shareholders held on March 25, 2021) a grant of discretionary authority permitting the Board, at any time prior to the Company’s 2022 annual meeting of shareholders, to effect a reverse split of the Company’s outstanding shares of common stock (either before or after the Redomestication) at a specific whole number ratio within a range from 1-for-2 to 1-for-10. Subject to shareholder approval, we intend for the Board to effect such reverse stock split only if and to the extent necessary to remain in compliance with Nasdaq’s continued listing requirements.

Soluna Computing, Inc.

SCI engages in cryptocurrency mining, a process by which transactions between cryptocurrency users are verified and added to the blockchain public ledger. Cryptocurrency mining also introduces new cryptocurrency coins into the existing circulating supply, facilitating a peer-to-peer decentralized network without the need for a third-party central authority.

In connection with this business line, SCI has first established a facility located in East Wenatchee, Washington to mine cryptocurrencies and integrate with the blockchain network. In 2020, SCI entered into an Operating and Management Agreement with HEL, in which HEL assisted us in developing and operating the cryptocurrency mining facility. The Operating and Management Agreement with HEL provided SCI with the management expertise in the cryptocurrency industry that was necessary to operate the mining facility. The Operating and Management Agreement required, among other things, that HEL provide developmental and operational services, as directed by SCI, with respect to the cryptocurrency mining facility in exchange for SCI’s payment to HEL. Pursuant to the Operating and Management Agreement, during the developmental phase of the cryptocurrency mining facility, which ended on March 14, 2020, HEL gathered and analyzed information with respect to SCI’s cryptocurrency mining efforts and produced budgets, financial models, and technical and operational plans, including a detailed business plan, that it delivered to SCI in March 2020, (the “Deliverables”), all of which was designed to assist with the efficient implementation of a cryptocurrency mine. The agreement provided that, following SCI’s acceptance of the Deliverables, which occurred on March 23, 2020, HEL, on behalf of SCI would commence operations of the cryptocurrency mine in a manner that will allow SCI to mine and sell cryptocurrency. In that regard, on May 21, 2020, SCI acquired the intellectual property of Giga Watt, Inc. (“GigaWatt”) and certain other property and rights of GigaWatt associated with GigaWatt’s operation of a crypto-mining operation. The acquired assets form the cornerstone of SCI’s new cryptocurrency mining operation.

The mining facility currently runs an electrical capacity of about 2.8 megawatts connected to a hydro power plant to consume energy during peak-energy periods, where demand for power was normally low. The Company has obtained access to a 25 megawatt capacity in Calvert City, Kentucky in which began ramping up production starting in May of 2021, it which it’s powered by a hydroelectric power from the Tennessee Valley Authority (“TVA”) dam, as well as an additional greenfield project of 25 megawatt facility powered by a hydroelectric dam operated by the TVA located in Murray, Kentucky in February of 2021. The Company intends to continue to rigorously evaluate increasing its investment in the Blockchain and dense computing sector.

On October 29, 2021, we completed the acquisition of Soluna Callisto pursuant to which we acquired a pipeline of certain cryptocurrency mining projects previously owned by HEL (the “Projects”). In connection with the acquisition, we also terminated all our existing Operating and Management Agreements with HEL effective as of October 29, 2021. Following our acquisition of Soluna Callisto and certain related employees, we now handle the operational management of the mines. SCI went from having no employees in 2020 to having 13 employees at the end of the fiscal year 2021.

Business Segments

Cryptocurrency Mining Operations

SCI’s cryptocurrency mining operation, formerly operated by HEL as noted above, commenced operations and immediately began mining several cryptocurrencies, including BitCoin, Ethereum, and LiteCoin, upon consummation of the GigaWatt transaction on May 21, 2020, using the mining equipment we acquired in that transaction. The mine, which is powered by renewable energy, is housed in approximately 19,000 square feet of leased space in four separate buildings. Since commencing its mining operations, SCI has acquired additional equipment and initiated improvements to the acquired facilities to increase the mine’s capacity. To maximize space utilization at the facility and cut down on our operating costs associated with the facility, SCI has from time to time entered into co-location agreements to share both unused space and facility costs with unrelated third party mining companies. In fiscal year 2021, we had two such agreements. SCI sells on a daily basis all cryptocurrencies mined for U.S. dollars, as it is not in the business of accumulating cryptocurrency on its balance sheet.

SCI has also began mining operations for fiscal year 2021 in Murray, Kentucky and Calvert City, Kentucky. Each of these locations have a potential 25 megawatt capacity. The mining facility in Calvert City currently performs hosting services and prop mining in which 10 megawatts is used for hosting services (discussed below) and 15 megawatts is used for prop mining. The mining facility in Murray, Kentucky operates fully on prop mining with a capacity of 25 megawatts.

Cryptocurrency Mining Revenue

SCI recognizes revenue when the related cryptocurrencies are converted to U.S. dollars through its account with either Coinbase or Bittrex, cryptocurrency exchanges (i.e. a platform that facilitates the exchange of cryptocurrencies for other assets, such as conventional money or other digital currencies). SCI exchanges cryptocurrency to U.S. dollars through the Coinbase and Bittrex account daily. The primary cryptocurrencies that SCI mines are Bitcoin and, to a lesser degree, Ethereum, Etherium Classic LiteCoin, RavenCoin, Zcash, and Sia. The type of cryptocurrency mined is based specifically on the installed miner, as each miner can mine only one type of cryptocurrency at a time. The miners perform complex computations at a speed referred to as the “hash rate.” SCI participates in mining pools where our miners’ computations and those of other miners owned by other persons are combined to place blocks on the blockchain, which generates the relevant cryptocurrency (in other words, it is at this point that more of the relevant cryptocurrency is created, which is memorized in the blockchain by being represented by new “blocks”). The mining pool operator uses software to track contributions made by all the miners and allocates the newly-minted cryptocurrency to the miners based on their pro rata contributions. SCI monitors its inputs into these pools and the resulting distribution of the resulting cryptocurrency, which allows management to ensure that SCI is being allocated the amounts of cryptocurrency it is entitled to based on the number of computations it contributes to the pools and the hash rate thereof. The cryptocurrencies allocated to SCI are automatically issued to its Coinbase account either daily or based on reaching a threshold level of a mined coin as established by SCI with the pools. Certain coins, such as Sia and Zcash are both converted to BTC by the pool prior to being transferred to SCI’s Coinbase account. Coinbase exchanges for U.S. dollars are initiated daily by SCI. Coinbase converts the coins based on the current coin price at the time based on standard at the time of the transfer.   The funds are then withdrawn from SCI’s Coinbase account and transferred to SCI’s bank account multiple times a week.

Cryptocurrency Hosting Services and Revenue

The Company has entered into customer hosting contracts whereby the Company provides electrical power and network connectivity to cryptocurrency mining customers, and the customers pay a stated amount per megawatt-hour (“MWh”) (“Contract Capacity”), a fixed rate, as well as a share of the coins mined. Currently, all hosting services are performed in Calvert City, Kentucky for 2 mining operations in which the Company hosts approximately 10MWs in the facility. The fee is paid monthly in advance. The actual monthly amounts are calculated after the close of each month and reconciled to the monthly advance based on the clauses contained in the ASICrespective contracts. If any shortfalls due to outages are experienced, service level credits may be made to customers to offset outages which prevented them from cryptocurrency mining. Monthly advanced payments and customer deposits are reflected as other liabilities.  Customer contract security deposits are made at the time the contract is signed and held until the conclusion of the contract relationship.

Cryptocurrency Assets for both Mining and Hosting services

Cryptocurrency assets, known as miners, consist of hardware and software that perform the computations needed to mine cryptocurrencies, as discussed under “Cryptocurrency Revenue” above, and as such are the source of the associated revenues generated by a cryptocurrency mine, including SCI’s. SCI has several thousand miners in service, mostly Bitmains, that generate Bitcoin. For a number of reasons, including that SCI purchases miners in the secondary market from a number of different sellers, and that the price fluctuates because of supply and demand fluctuations, as well as fluctuations in the price of the specific cryptocurrency that can be mined by the miner purchased, which drives the cost of the miners, the cost of purchasing these assets fluctuates regularly. As a result, SCI uses dollar cost averaging to flatten the overall cost of purchasing the miners so that it can consistently purchase miners regardless of the cost on the date of purchase. This allows SCI to replace the miners more consistently with newer models, which is important because, as miners age, their speed degrades, usually resulting in decreased computations over the same period and, as a result, fewer mined cryptocurrencies. In addition, miners are subject to ongoing technical obsolescence.

Mining Ecosystem and Competitive Landscape

There are number of methods that individuals and organizations use to engage in cryptocurrency mining, and mining operations run the gamut from individuals using one or more systems to run mining operations to industrial-scale mining farms with thousands of systems. The Company believes that the high demand for cryptocurrency is fueling innovation in all aspects of the mining hardware and the mining process. This includes the creation of mining pools, discussed above, that permitted the initial mining operators, which were generally small or individually-owned operations, to pool their resources to compete with larger entities that entered the mining market as cryptocurrencies gained wider use and acceptance and, as a result, mining them became more profitable. The mining business is global and is not dominated by any particular individual or organization. SCI considers Marathon Digital Holdings, Riot Blockchain, Inc. CleanSpark, Inc., Core Scientific, Inc., Cipher Mining, Inc., HIVE Blockchain Technologies, Ltd., and Hut 8 Mining Corp. to be among its closest competitors.

Equity investment - HEL

Simultaneously with entering into the January 2020 Operating and Management Agreement with HEL, the Company, pursuant to a purchase agreement it entered into with HEL, made a strategic investment in HEL by purchasing 158,730 Class A Preferred Shares of HEL for an aggregate purchase price of $500,000. After acceptance of the Deliverables, as required by the terms of the purchase agreement, the Company purchased an additional 79,365 Class A Preferred Shares of HEL for an aggregate purchase price of $250,000. The Company also has the right, but not the obligation, to purchase additional equity securities of HEL and its subsidiaries (including additional Class A Preferred Shares of HEL) if HEL secures certain levels or types of project financing with respect to its own wind power generation facilities. The Company has additionally entered into a Side Letter Agreement, dated January 13, 2020, with Soluna Technologies Investment I, LLC, a Delaware limited liability company that owns, on a fully diluted basis, 61.5% of HEL and is controlled by a Brookstone Partners-affiliated director of the Company. The Side Letter Agreement provides for the transfer to the Company of additional Class A Preferred Shares of HEL in the event HEL issues additional equity below agreed-upon valuation thresholds.

Several of HEL’s equity holders are affiliated with Brookstone Partners, the investment firm that holds an equity interest in the Company through Brookstone Partners Acquisition XXIV, LLC. One of our Brookstone-affiliated directors serves as a director and is currently acting President of HEL, and the other Brookstone-affiliated director has an ownership interest in HEL.

MTI Instruments Segment (Discontinued Operations-Held for Sale)

As discussed above, we have entered into the LOI with a potential Buyer for the MTI Instruments business. As of December 31, 2021, our Instrumentation segment met the held for sale criteria and is currently reflected as discontinued operations-held for sale in our financial statements for all periods presented and until it is sold, we will continue to operate the MTI Instruments business.

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

Because of the large number of applications and uses for our products, MTI Instruments’ product mix varies from a single sensor to a large multi-channel system that contains many different sensors and software, we can provide our customers a complete solution. In addition, MTI Instruments sells components to original equipment manufacturers (“OEMs”) who, in turn, incorporate our components into their own products.

MTI Instruments’ operations are headquartered in Albany, New York.

Instrumentation Products

MTI Instruments manufactures a line of products capable of diagnosing vibration and balancing problems of an aircraft engine and generating a visual map of where metal weights should be placed for the customer to balance the engine, also known as “trim balancing.” MTI Instruments also specializes in non-contact, highly-accurate metrology products. The measurements are carried from a distance while the sensor is tracking the object’s movement. These types of measurement sensors are commonly referred to in the industry as non-contact, linear displacement measurement sensors. Additionally, MTI Instruments manufactures a portable signal generator as well as quality control tools for the semiconductor industry.

Balancing Systems: MTI Instruments manufactures computer-based portable balancing systems (“PBS”) products that automatically collect and record aircraft engine vibration data, identify vibration or balance trouble in an engine, and calculate a solution to the problem on-wing, which means that customers do not have to disassemble the engine off the plane to perform this test and correct for the problem, resulting in a significant reduction of downtime. Major aircraft engine manufacturers and the U.S. Air Force, other military and commercial airlines, and gas turbine manufacturers use these products. MTI Instruments also manufactures a product with similar characteristics for test cells. Test cells are dedicated engine facilities outfitted with instruments to test aircraft engines when taken off aircrafts.

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

Semiconductor and Solar Metrology Systems: MTI Instruments manufactures a family of products that can assist in early defect detection in the manufacturing process of semiconductor products. Some of these semiconductor products include microchips, which are the basis for building the sophisticated electronic devices in common use today, including computers and smartphones. MTI Instruments’ semiconductor products help our manufacturer customers identify irregularities in the components of their products earlier in their manufacturing process. For example, for microchip manufacturers, our products allow for the detection of defects at the wafer (the surface, usually made of the chemical element silicon, from which microchips are built) stage of the manufacturing process. This allows our customers to discard defective components before they result in the manufacture of defective products, saving them time and money.

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

In addition, the Company works with existing OEMs and seeks to work with new OEMs to incorporate our products into their own products or retrofit existing components with our products. In most cases, these OEMs are looking for a semi-custom sensor using our products and technologies as the base for development. While the sales cycle of a new MTI Instruments’ product at an OEM can be long, so is the potential for recurring revenue once an OEM adopts our product.

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

Competition

We compete with a number of companies, several of which are substantially larger than MTI Instruments. In the axial turbo machinery market, MTI Instruments’ PBS product line competes with products from companies including ACES Systems and Meggitt Sensing Systems (Vibrometer) in the diagnostics of engine vibration and trim balancing. In the precision automated manufacturing market, MTI Instruments faces competition from companies including Omron Corporation, Turck Inc., Pepperl+Fuchs Inc., Keyence Corporation, Micro-Epsilon Messtechnik GmbH & Co. KG, Schmitt Industries Inc., Capacitec, Inc., Microsense LLC, and Motion Tech Automation Inc. In the R&D and semiconductor markets, we compete with companies involved in wafer inspection including KLA Corporation, Micro-Epsilon Messtechnik GmbH & Co. KG, and E+H Metrology GmbH. Competitors in precision linear displacement include Keyence Corporation, Micro-Epsilon Messtechnik GmbH & Co. KG, Schmitt Industries Inc., Capacitec, Inc., Microsense LLC, and Motion Tech Automation Inc.

The primary competitive considerations in MTI Instruments’ markets are product quality, performance, price, timely delivery, responsiveness, and the ability to identify, pursue, and obtain new customers. MTI Instruments believes that its employees, product development skills, sales and marketing systems, and reputation are competitive advantages.

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

Dependence on Certain Customers

All of our product revenues (which constituted 33.3% of our total revenues) during 2021, and 93.8% of our total revenues in 2020, were earned through MTI Instruments. While we also have strong relationships with companies in the electronics, aircraft, aerospace, automotive, and semiconductor industries, MTI Instruments’ largest customer is the U.S. Air Force. The U.S. Air Force accounted for 18.5% and 42.9%, respectively, of our total product revenues during 2021 and 2020, respectively. While we depend on a relatively small number of commercial customers for the majority of the balance of our product revenues, sales to the largest commercial customer during each of the last two fiscal years accounted for between 9.1% and 13.0% of total product revenue and our largest commercial customer in each of the last two years was a different company than in each of the other two years. While we continue to endeavor to maintain and further expand our customer base, we expect that sales to a limited number of customers will continue to account for a high percentage of our revenues for the foreseeable future, and as a result the loss of or significant reduction in sales to our current customer base could have a material adverse effect on our business, revenues, ability to remain profitable, and financial condition.

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

Existing or Probable Governmental Regulations

Cryptocurrency Segment

While the United States and a number of other countries are considering how to regulate cryptocurrencies, very little action has been taken in that regard to date. While we expect that regulation, particularly in the United States, governing the cryptocurrency arena will be adopted at some point, there is no certainty at this time when such regulations may be adopted, what form such regulation will take, or the parts of the cryptocurrency sector that such regulations will impact. As a result, we cannot at this time determine or even estimate what the impact of such regulations may be on SCI’s operations and financial condition and, as a result, the Company’s financial condition and results of operations.

Human Capital Resources

At March 28, 2022, we had 62 employees, including 54 full-time employees consisting of ten corporate headquarter employees (eight are in finance and two executives), 26 SCI employees and 26 MTI Instruments employees. Of the SCI employees one was in finance, twelve in operations, three in corporate development, six in technology and engineering, two in human resources, one in marketing and one executive. The operations personnel include both individuals directly involved in the strategy of our data centers as well as data center maintenance and supervisory roles. Of the MTI Instruments employees, ten are engaged in product development, eight in manufacturing, and the remainder in sales and general and administrative functions. The manufacturing personnel include both individuals directly involved in the manufacturing of our products as well as warehouse and operations supervisory personnel. Certain positions within our organization require industry-specific technical knowledge. We have been successful in attracting and retaining qualified technical personnel for these positions. None of our employees are covered by any collective bargaining agreement.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, engaging, incentivizing, and integrating our existing and additional employees. The Company supports its employees through a competitive compensation package, including company equity, generous health benefits and a flexible PTO policy. We have a combination of remote and on site employees. The majority of our operations employees are on site at our various data center locations.

Insurance

The Company maintains insurance policies with reputable insurers against such risks and in such amounts as management has determined to be prudent for our operations and that we believe are similar in scope and coverage in all material respects to insurance policies maintained by other similarly-situated businesses.

Risk Factors Summary

In evaluating the Company, its business and any investment in the Company, readers should carefully consider the following factors:

Risks relating to the COVID-19 pandemic, inflation, recent governmental sanctions and global economic uncertainty

●	Adverse changes in economic or other market conditions in the United States could have a material adverse effect on our business and results of operations and curtail our ability to raise financing.

●	The long-term effects of the COVID-19 pandemic, or the impacts of any future pandemics or other health crises, are unknown and may adversely affect our business, results of operations, financial condition, liquidity and cash flow.

Risks related to our SCI business and cryptocurrency

●	SCI has a limited operating history and we may not recognize any operating income from the SCI line of business in the future.
●	Prices of cryptocurrencies are extremely volatile, and if our mined cryptocurrencies are converted into dollars when such values are low, we may not recognize the income from the conversion of the mined cryptocurrencies that we were expecting.
●	The Company’s business model is evolving and is subject to various uncertainties.
●	SCI may not be able to continue to develop its technology and keep pace with technological developments, expand its mining operations, or otherwise compete with other companies.
●	There are several new and existing competitors in our industry that are purchasing mining equipment at scale, which may cause delays or difficulty in us obtaining new miners, which could materially and adversely affect our business and results of operations.
●	We may be unable to obtain additional funding to scale the SCI cryptocurrency business to a larger-scale cryptocurrency mining operation.
●	Regulatory changes or actions may alter the nature of an investment in us or restrict the use of cryptocurrencies in a manner that adversely affects our business, prospects, operations and profitability.
●	Security breaches could result in a loss of our cryptocurrencies.
●	Incorrect or fraudulent cryptocurrency transactions may be irreversible.
●	The impact of geopolitical and economic events on the supply and demand for Bitcoin and other cryptocurrencies is uncertain.
●	The failure of cryptocurrencies to become widely accepted and/or used as a medium of exchange and method of payment could adversely affect our business, prospects and financial condition.
●	The properties included in our mining network may experience damages, including damages that are not covered by insurance.
●	SCI’s reliance on a third-party mining pool service provider for our mining revenue payouts may have a negative impact on SCI’s operations.
●	Over time, incentives for Bitcoin miners to continue to contribute processing power to the Bitcoin network may transition from a set reward to transaction fees. If the incentives for Bitcoin mining are not sufficiently high, we may not have an adequate incentive to continue to mine.
●	The Bitcoin reward for successfully uncovering a block will halve several times in the future, and Bitcoin’s value may not adjust to compensate us for the reduction in the rewards we receive from our Bitcoin mining efforts.
●	We may not be able to realize the benefits of forks, and forks in a digital asset network may occur in the future, which may affect the value of the cryptocurrencies that we mine held by us.
●	As the aggregate amount of computing power, or hash rate, in the Bitcoin network increases, the amount of Bitcoin earned per unit of hash rate decreases; as a result, in order to maintain our market share, we may have to incur significant capital expenditures in order to expand our fleet of miners.
●	Climate change, and the regulatory and legislative developments related to climate change, may materially adversely affect our business and financial condition.
●	Our business plan is heavily dependent upon acquisitions and strategic alliances and our ability to identify, acquire or ally on appropriate terms, and successfully integrate and manage any acquired companies or alliances, will impact our financial condition and operating results.
●	In connection with the ground leases for our cryptocurrency mining operations, we rely on the landlord to sell us the power required for our operations, and any failure of the landlord to supply such power, whether as a result of its failure to pay the Tennessee Valley Authority (“TVA”) or otherwise, would materially impact our operations, and the properties on which certain of our ground leases are located are subject to possible forfeiture to the U.S. government, and, if seized, would, in all likelihood, require us to spend significant funds to maintain our cryptocurrency mining rights.

Risks related to the potential sale of MTI Instruments

●	We have entered into the LOI with the Buyer for the Sale. There is no assurance that the Sale will be completed on the terms contained in the LOI or otherwise.
●	If we sell MTI Instruments, we will be solely reliant on SCI’s business, which is currently focused on cryptocurrency mining and we expect in the future will be focused on green data center development.

Risks relating to our MTI Instruments business

●	Our MTI Instruments business depends on a small number of customers, including the U.S. Air Force, and many of them are in industries of a cyclical nature.
●	We do not have long-term purchase commitments from our customers, and our customers are also able to cancel, reduce or delay orders for our products.
●	Our operating results may experience significant fluctuations, which could adversely impact our operations and financial results.
●	We may not be able to keep pace with technological innovations, and our efforts may not result in commercial success and/or may result in delays in development.

●	Many of our existing and target customers are in industries of a cyclical nature.
●	MTI Instruments’ business operations, financial performance and liquidity are occasionally reliant on a single supplier or vendor or a limited group of suppliers and vendors.

Risks relating to the Company generally

●	Our confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information, which could limit our ability to compete.
●	We rely on highly-skilled personnel and the continuing efforts of our executive officers and, if we are unable to retain, motivate or hire qualified personnel, our business may be severely disrupted.
●	In addition, increased labor costs and the unavailability of skilled workers could hurt our business, financial condition and results of operations.
●	Insiders continue to have substantial control over the Company, and the ownership by Brookstone Partners Acquisition, XXIV, LLC (“Brookstone XXIV”) of the outstanding shares of our Common Stock gives it a controlling interest in the Company, and it may acquire interests and positions that could present potential conflicts with our and our stockholders’ interests.
●	We are subject to complex environmental, health and safety laws and regulations that may expose us to significant liabilities for penalties, damages or costs of remediations or compliance.

Risks related to the recent acquisition of Soluna Callisto

●	We may fail to realize all of the anticipated benefits of our recent acquisition of Soluna Callisto.
●	Our operating results will suffer if SHI and SCI do not effectively manage the increased scale of SCI’s operations and its optimization and expansion opportunities.

General Risks

●	If we are unable to protect our information systems against service interruption or failure, misappropriation of data or breaches of security, our operations could be disrupted, we could be subject to costly government enforcement actions and private litigation and our reputation may be damaged.

Item 1A. Risk Factors

Our business, financial condition and operating results are subject to a number of risk factors, both those that are known to us and identified below and others that may arise from time to time. These risk factors could cause our actual results to differ materially from those suggested by forward-looking statements in this Annual Report on Form 10-K (this “Report”) and elsewhere, and may adversely affect our business, financial condition or operating results. If any of these risk factors should occur, moreover, the trading price of our securities could decline, and investors in our securities could lose all or part of their investment in our securities. These risk factors, along with other information contained in this Report, should be carefully considered in evaluating our prospects.

Risks Relating to the COVID-19 Pandemic, Inflation, Recent Governmental Sanctions and Global Economic Uncertainty

Adverse changes in economic or other market conditions in the United States and globally may have serious implications for the growth and stability of our business and could otherwise adversely affect our business, results of operations and financial condition.

Our business is affected by general economic conditions, both inside and outside of the United States. Adverse changes to and uncertainty in the global economy, particularly in light of (i) the continuing uncertainty regarding the duration and scope of the COVID-19 pandemic, including as a result of the recently-discovered Omicron variant or potential resurgences or the emergence of new variants and (ii) recent inflation in the United States and (iii) foreign and domestic government sanctions imposed on Russia as a result of its recent invasion of Ukraine, may each or collectively cause setbacks in the global economic recovery or trigger future economic slowdowns or recessions, which could lead to decreased demand for our products and for Bitcoin and other cryptocurrencies, revenue fluctuations and increased price competition for our products, and may increase the risk of excess and obsolete inventories and higher overhead costs as a percentage of our revenue. Such events could also result in a decline in business and economic forecasts, which could adversely affect our sales in future periods. Additionally, the financial strength of our customers and suppliers and their ability to obtain and rely on credit financing may affect their ability to fulfill their obligations to us and have an adverse effect on our financial results.

Revenue growth and continued profitability of our MTI Instruments business will significantly depend on the overall demand for test and measurement instrumentations in key markets including research and development, automotive, semiconductor, cryptocurrencies and electronics. The U.S. and global economies have been historically cyclical and market conditions continue to be challenging, which has resulted in companies delaying or reducing expenditures. We believe there is still lingering volatility and uncertainty in domestic and global financial markets, particularly in light of recent resurgences of COVID-19 variants, domestic inflation and foreign and domestic government sanctions. Further changes or disruptions in the national or global financial markets for any reason may cause consumers, businesses and governments to defer purchases in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, demand for our products could decrease and differ materially from their current expectations. Further, some of our customers may require substantial financing in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit to finance purchases of our products and meet their payment obligations to us or possible insolvencies of our customers could result in decreased customer demand, an impaired ability for us to collect on outstanding accounts receivable, significant delays in accounts receivable payments and significant write-offs of accounts receivable, each of which could adversely impact our business and our financial results.

The long-term effects of the COVID-19 pandemic, or the impacts of any future pandemics or other health crises, are unknown and may adversely affect our business, results of operations, financial condition, liquidity and cash flow.

Our overall performance generally depends upon domestic and worldwide economic and political conditions. The global spread of COVID-19 has created volatility, uncertainty and economic disruption. Early on, the COVID-19 pandemic caused a slowdown, and, going forward, may cause future slowdowns in worldwide economic activity, decreased demand for products and services and financial markets. Meanwhile, the pandemic has been responsible for macro disruptions to global supply chains, including a global semiconductor chip shortage, which economic upheaval may increase if there are surges in transmission and illness from COVID-19 going forward, including as a result of current or new variants.

While the COVID-19 pandemic, and the changes to our operations necessitated by governmental and societal actions to contain it, including social distancing and the closing and/or limits on the business operations, required us to make certain changes to the way we conduct our business and operations, we have been fortunate that, to date, the COVID-19 pandemic has had a limited impact on our supply chains, distribution systems and ability to continue to conduct our business and operations. We cannot, however, predict the longer-term impacts of the COVID-19 pandemic, or future health emergencies, on our business, operations, revenues, results of operations, or financial condition. The ultimate extent of the impact of the COVID-19 pandemic, or any future pandemic or other health crises, will depend on evolving and future developments.

In addition, while the global supply-chain disruptions and semiconductor shortage noted above have not had a significant impact on our mining operations to date, if these conditions continue, we may not be able to obtain new cryptocurrency mining equipment (“miners”) to replace miners that are no longer functioning, expand our cryptocurrency mining operations, keep up with technological developments or be able to obtain replacement parts for our existing miners in a timely or cost-effective manner. As the cost to produce these miners increases, these costs are passed on to us. and until the global supply chain crisis is resolved and these extraordinary pressures are alleviated, we may continue to incur higher than usual costs to obtain and deploy new miners, this could negatively impact our ability to expand our mining operations and compete in the cryptocurrency mining industry, and otherwise could materially and adversely affect our business and results of operations.

Further, the long-term social and economic impact of the COVID-19 pandemic, or the acceleration of pre-existing trends as a result thereof, are still uncertain, and it is not possible at this time to estimate the full impact that the COVID-19 pandemic will have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. It is also unknowable what impacts future pandemics or health emergencies may bring. In either case, any such developments could materially and adversely affect our customer base or the demand for our products, which would have a negative effect on our business, prospects, results of operations and financial condition, all of which could have a negative effect on the market price of our securities.

Risks Related to our SCI Business and Cryptocurrency

SCI has a limited operating history and we may not recognize operating income from the SCI line of business in the future.

SCI began operations in January 2020 and therefore is subject to all the risks inherent in a newly established business venture in a rapidly developing and changing industry. SCI’s limited operating history also makes it difficult to evaluate SCI’s current business and its future prospects. SCI has not yet been able to confirm that its business model can or will be successful over the long term, and we may not ever continue to recognize operating income from this business. Our projections for its growth have been developed internally and may not prove to be accurate. SCI’s operating results will likely fluctuate moving forward as we focus on increasing its mining operations and as the market prices of Bitcoin and other cryptocurrencies fluctuate. We may need to make business decisions that could adversely affect SCI’s operating results, such as modifications to its business structure or operations. In addition, we expect additional growth in this business, which could place significant demands on SCI’s and the Company’s management and other resources and require us to continue developing and improving our operational, financial and other internal controls. SCI may not be able to address these challenges in a cost-effective manner or at all. If we do not effectively manage SCI’s growth, it may not be able to execute on its business plan, respond to competitive pressures or take advantage of market opportunities, and our business, financial condition and results of operations could be materially harmed.

Given SCI’s start-up status with an unproven business model, there is a substantial risk regarding SCI’s ability to succeed. You should consider our business and prospects in light of these risks and the risks and difficulties that we will encounter as we continue to develop our business model. We may not be able to address these risks and difficulties successfully, which would materially harm our business and operating results, and we could be forced to terminate our business, liquidate our assets and dissolve, and you could lose part or all of your investment.

Prices of cryptocurrencies are extremely volatile, and if our mined cryptocurrencies are converted into dollars when such values are low, we may not recognize the income from the conversion of the mined cryptocurrencies that we were expecting.

The fluctuating prices of cryptocurrencies represent significant uncertainties for SCI’s business. The price of Bitcoin, Ether and other cryptocurrencies are subject to dramatic fluctuations. A variety of factors, known and unknown, may affect price and valuation, including, but not limited to (i) the supply of such cryptocurrencies; (ii) global blockchain asset demand, which can be influenced by the growth of retail merchants’ and commercial businesses’ acceptance of blockchain assets like cryptocurrencies as payment for goods and services, the security of online cryptocurrency exchanges and networks and digital wallets that hold blockchain assets, the perception that the use and holding of blockchain assets is safe and secure, and the regulatory restrictions on their use; (iii) investors’ expectations with respect to the rate of inflation; (iv) changes in the software, software requirements or hardware requirements underlying a blockchain network; (v) changes in the rights, obligations, incentives or rewards for the various participants in a blockchain network; (vi) currency exchange rates; (vii) fiat currency withdrawal and deposit policies of cryptocurrency exchanges and networks and liquidity on such exchanges and networks; (viii) interruptions in service from or failures of major cryptocurrency exchanges and networks; (ix) investment and trading activities of large subscribers, including private and registered investment funds, that may directly or indirectly invest in blockchain assets; (x) monetary policies of governments, trade restrictions, currency devaluations and revaluations; (xi) regulatory measures, if any, that affect the use of blockchain assets; (xii) the maintenance and development of the open-source software protocol of the cryptocurrency networks; (xiii) global or regional political, economic or financial events and situations; (xiv) expectations among blockchain participants that the value of blockchain assets will soon change; and (xv) a decrease in the price of blockchain assets that may have a material adverse effect on SCI’s financial condition and operating results. If our mined cryptocurrencies are converted into dollars when their values are low, we may not recognize the income from the conversion of the mined cryptocurrencies that we were expecting. Further, the extreme swings in value can make it difficult for us to develop reasonable financial plans and projections with respect to SCI’s business.

The Company’s business model is evolving and is subject to various uncertainties.

The likelihood of the Company’s success must be considered in light of our ability to generate revenues by providing relevant services to our partners in an uncertain industry or industries, including the cryptocurrency and blockchain industry in which we currently operate and the data center development industry in which we intend to operate, which, in the Company’s view, creates and will continue to create an uncertain business environment for the Company. As the Company’s business model evolves, it is possible that we will decide to modify our business strategy and commence operations in an entirely different industry than the ones in which the Company currently operates. The Company cannot offer any assurance that these or any other modifications will be successful or will not result in harm to our business. We may not be able to manage our growth effectively, which could damage our reputation, limit our growth, and negatively affect our operating results. Further, the Company cannot provide any assurance that it will successfully identify all emerging trends and growth opportunities in any particular business sector and the Company may lose out on business opportunities. Additionally, current global and regional economic conditions may have a material effect on the demand for the Company’s services, which could also materially affect the Company’s partners. Deterioration in the global macroeconomic environment or in certain regions could impact the Company’s financial condition and operations and, depending upon the severity and duration of these factors, the Company’s profitability and liquidity position could be negatively impacted. All such circumstances could have a material adverse effect on the Company’s business, prospects and/or operations. These risks will be heightened if the Company sells its MTI Instruments business, whether pursuant to the LOI or otherwise.

SCI may not be able to continue to develop its technology and keep pace with technological developments, expand its mining operations or otherwise compete with other companies, some of whom have greater resources and experience.

We do not have the resources to compete with larger cryptocurrency mining entities at this time and may not be able to compete successfully against present or future competitors. The cryptocurrency industry has attracted various high-profile and well-established operators, some of which have substantially greater liquidity and financial resources than we do. With the limited resources we have available, we may experience great difficulties in expanding and improving our network of miners to remain competitive, and we may not be in a position to construct additional operational cryptocurrency mines.

Rapid technological change is a current feature of the cryptocurrency industry, including cryptocurrency mining, and we cannot provide assurance that we will be able to achieve the technological advances, in a timely manner or at all, that may be necessary for us to remain competitive or that certain of our equipment will not become obsolete. Our ability to anticipate and manage changes in technology standards on a timely basis will be a significant factor in our ability to remain competitive. We may not be successful, generally or relative to our competitors, in timely implementing new technology into our systems, or doing so in a cost-effective manner. During the course of implementing any such new technology into our operations, we may experience system interruptions and failures. Further, if due to technological developments we need to replace our miners entirely to remain competitive in the market, there can be no assurance that we will be able to do so on a cost-effective basis or in a timely manner, particularly in light of the long production period to manufacture and assemble cryptocurrency miners, potential large-scale purchases of miners from existing competitors and new entrants into the industry, and the current semiconductor chip shortage. Furthermore, there can be no assurance that we will recognize, in a timely manner or at all, the benefits that we may expect as a result of our implementing new technology into our operations. As a result, our business, prospects, and operations may suffer, and there may be adverse effects on our financial condition and on the market prices of our securities.

In addition, competition from existing and future competitors, particularly the many other North American companies that have access to more competitively-priced energy, could result in our inability to secure acquisitions and partnerships that we may need to expand our business in the future. This competition from other entities with greater resources, experience and reputations may result in our failure to maintain or expand our business, as we may never be able to successfully execute our business plan. If we are unable to expand and remain competitive, our business could be negatively affected which would have an adverse effect on the trading prices of our securities, which in turn would harm investors in our Company.

There are several new and existing competitors in our industry that are purchasing mining equipment at scale, which may cause delays or difficulty in us obtaining new miners, which could materially and adversely affect our business and results of operations.

Many of the competitors in our industry have also been purchasing mining equipment at scale, which has caused a worldwide shortage of mining equipment and extended the corresponding delivery schedules for new miner purchases. There can be no assurance that manufacturers will be able to keep pace with the surge in demand for mining equipment. It is uncertain how manufacturers will respond to this increased global demand. In the event manufacturers are not able to keep pace with demand, we may not be able to purchase miners in sufficient quantities or on the delivery schedules that meet our business needs, which would have a material adverse effect on our business, operations, prospects, operating income and financial condition, which would likely result in a decrease in the market value of our Common Stock.

We may be unable to obtain additional funding to scale the SCI cryptocurrency business to a larger-scale cryptocurrency mining operation.

We are considering further increasing the processing power of our cryptocurrency mining operations as we seek to leverage our experience and expertise in this area of operations. To do so, however, we will need to raise additional debt and/or equity financing, which may not be available to us on acceptable terms or at all. Failure to generate adequate cash from our operations or find sources of funding would require us to scale back or curtail our operations or expansion efforts, including limiting our ability to expand the SCI cryptocurrency business to a larger-scale cryptocurrency mining operation, and would have an adverse impact on our business and financial condition. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per-share value of our Common Stock could decline. Furthermore, if we engage in additional debt financing, the holders of debt likely would have priority over the holders of Common Stock on order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness or take other actions including terms that require us to maintain specified liquidity or other ratios that could otherwise not be in the interests of our stockholders.

Regulatory changes or actions may alter the nature of an investment in us or restrict the use of cryptocurrencies in a manner that adversely affects our business, prospects or operations and profitability.

As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted, and continue to react, differently to cryptocurrencies; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as in the U.S., cryptocurrencies are subject to extensive, and in some cases overlapping, unclear, and evolving, regulatory requirements. In the United States, Congress and various federal agencies have increased their focus on the cryptocurrency sector during the past year. Moreover, the use of cryptocurrencies, including Bitcoin, as a potential means of avoiding federally-imposed sanctions, such as those imposed in connection with the Russian invasion of Ukraine, may lead to new regulatory requirements. For example, on March 2, 2022, a group of United States Senators sent the Secretary of the United States Treasury Department a letter asking Secretary Yellen to investigate its ability to enforce such sanctions vis-à-vis Bitcoin, and on March 8, 2022, President Biden announced an executive order on cryptocurrencies which seeks to establish a unified federal regulatory regime for cryptocurrencies. We are unable to predict the nature or extent of new and proposed legislation and regulation affecting the cryptocurrency industry. Increasing regulation and regulatory scrutiny may result in increased costs, management having to devote increased time and attention to regulatory matters, having to change aspects of our cryptocurrency mining business, or result in limits on the use cases of cryptocurrencies, which could decrease their value. Regulatory developments may require us to comply with new regulatory requirements, which would increase our operating costs. In addition, ongoing and future regulatory actions could significantly restrict or eliminate the market for or uses of cryptocurrencies and otherwise materially and adversely impact our ability to continue to operate and to continue as a going concern, which could have a material adverse effect on our business, prospects, operations and financial condition, as well as on the value and trading prices of our securities.

Security breaches could result in a loss of our cryptocurrencies.

Security breaches including computer hacking or computer malware have been a consistent concern in the cryptocurrency industry. This could involve hacking in which an unauthorized person obtains access to the systems or information and can cause harm by the transmission of virus or the corruption of data. These breaches may occur due to an action by an outside party or by the error and negligence of an employee. We primarily rely on the Luxor mining pool and SCI’s cryptocurrencies are stored with exchanges such as Coinbase prior to selling them. If any breach were to occur of our security system, operations or third party platforms, the result could cause a loss of our cryptocurrencies, loss of confidential or proprietary information, force the Company to cease operations or could cause damage to the reputation of the Company. If an actual or perceived attack were to occur, the market perception of the Company may be damaged, which could adversely affect potential and current investments in the Company and reduce demand for our securities and cause a reduction in our share prices.

Incorrect or fraudulent cryptocurrency transactions may be irreversible.

It is possible that, through computer or human error, theft or criminal action, our cryptocurrency could be transferred in incorrect amounts or to unauthorized third parties or accounts. In general, cryptocurrency transactions are irreversible, and stolen or incorrectly transferred cryptocurrencies may be irretrievable, and we may have extremely limited or no effective means of recovering any losses as a result of an incorrect transfer or theft. As a result, any incorrectly executed or fraudulent cryptocurrency transactions could adversely affect our business, operating results and financial condition.

The impact of geopolitical and economic events on the supply and demand for Bitcoin and other cryptocurrencies is uncertain.

Geopolitical crises may motivate large-scale purchases of Bitcoin and other cryptocurrencies, which could rapidly increase the price of Bitcoin and other cryptocurrencies. This may increase the likelihood of a subsequent price decrease as crisis-driven purchasing behavior dissipates, adversely affecting the value of the cryptocurrencies that we mine. Alternatively, as an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturn may discourage investment in cryptocurrencies as investors focus their investment on less volatile asset classes as a means of hedging their investment risk.

Cryptocurrencies, which are relatively new, are subject to supply and demand forces. How such supply and demand will be impacted by geopolitical events is largely uncertain but could be harmful to us and investors in our securities. Political or economic crises may motivate large-scale acquisitions or sales of cryptocurrencies either globally or locally. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies that we mine.

The failure of cryptocurrencies to become widely accepted and/or used as a medium of exchange and method of payment could adversely affect our business, prospects and financial condition.

The use of cryptocurrencies in the retail and commercial marketplace, despite sporadic adoption, is currently limited. A significant portion of cryptocurrency demand is generated by investors seeking a long-term store of value or speculators seeking to profit from the short- or long-term holding of the asset. Price volatility, slow processing speeds and high transaction costs undermine Bitcoin’s and other cryptocurrencies’ ability to be used as a medium of exchange, as retailers are less likely to accept it as a direct form of payment. Large-scale acceptance of cryptocurrencies as a means of payment has not, and may never, occur.

The relative lack of acceptance of cryptocurrencies in the retail and commercial marketplace, or a reduction of such use, limits the ability of end users to use them to pay for goods and services. Such lack of acceptance or a decline in acceptance could have a material adverse effect on the value of the cryptocurrencies that we mine, the viability of cryptocurrency mining as a business, and our ability to continue as a going concern or to pursue our business strategy, which could have a material adverse effect on our business, prospects, operations and financial condition, as well as on the market value of our securities.

Bitcoin and Bitcoin mining, as well as cryptocurrencies generally, may be made illegal in certain jurisdictions, including the ones we operate in, which could adversely affect our business prospects and operations.

Although we do not anticipate any material adverse regulations on Bitcoin mining in our jurisdictions of operation, it is possible that state or federal regulators may seek to impose harsh restrictions or total bans on cryptocurrency mining which may make it impossible for us to do business without relocating our mining operations, which could be very costly and time consuming. Further, although Bitcoin and Bitcoin mining, as well as cryptocurrencies generally, are largely unregulated in most countries (including the United States), regulators in certain jurisdictions may undertake new or intensify existing regulatory actions in the future that could severely restrict the right to mine, acquire, own, hold, sell, or use cryptocurrency or to exchange it for traditional fiat currency such as the United States Dollar. Such restrictions may adversely affect us as the large-scale use of cryptocurrencies as a means of exchange is presently confined to certain regions globally. Such circumstances could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin or other cryptocurrencies we mine, and thus harm our investors.

Our interactions with a blockchain may expose us to specially designated nationals (“SDN”) or blocked persons and new legislation or regulation could adversely impact our business or the market for cryptocurrencies.

The Office of Financial Assets Control (“OFAC”) of the U.S. Department of Treasury requires us to comply with its sanction program and not conduct business with persons named on its SDN list. However, because of the pseudonymous nature of blockchain transactions we may inadvertently and without our knowledge engage in transactions with persons named on OFAC’s SDN list. Our Company’s policy prohibits any transactions with such SDN individuals, but we may not be adequately capable of determining the ultimate identity of the individual with whom we transact with respect to selling cryptocurrency assets. We are unable to predict the nature or extent of new and proposed legislation and regulation affecting the cryptocurrency industry, or the potential impact of the use of cryptocurrencies by SDN or other blocked or sanctioned persons, which could have material adverse effects on our business and our industry more broadly. Further, we may be subject to investigation, administrative or court proceedings, and civil or criminal monetary fines and penalties as a result of any regulatory enforcement actions, all of which could harm our reputation and affect the value of our securities.

Proposed development of a cryptocurrency, as well as the eventual likely development of government-backed digital currencies and the development of cryptocurrencies by other tech companies, may adversely affect the value of Bitcoin and other existing, or even future, cryptocurrencies.

In May 2019, Facebook, now named Meta, announced its plans for a cryptocurrency then called Libra and later called Diem, which faced significant objections and concerns from governments, legislators and regulators. Following such objections and concerns, Diem’s development was abandoned and its assets (including both the technology and intellectual property) sold to Silvergate Capital Corp., the holding company for Silvergate Bank, based in La Jolla, California, on January 31, 2022. Silvergate Capital Corp. reportedly is hoping to issue a new digital currency using these recently purchased assets by the end of this year. If Silvergate Capital is successful in this regard, it may further encourage other financial institutions or even other technology companies and other entities to develop their own cryptocurrencies, which could negatively impact the value of existing cyptocurrencies. Further, in the event that government-backed digital currencies, which regulators in several countries are already considering or even developing, are developed and widely adopted, it is likely to have a negative impact on the existing currencies including larger widespread adoption and potentially impacting the market share by non-government digital currency. Additional cryptocurrencies are introduced to the market frequently, and although some have gained popularity as some features have been different than Bitcoin, Bitcoin remains the market leader. As cryptocurrency adoption grows, the likelihood increases that additional cryptocurrencies will be introduced and gain popularity against Bitcoin, potentially negatively impacting the value of Bitcoin and perhaps other cryptocurrencies.

Because our most of our miners are designed specifically to mine Bitcoin and may not be readily adaptable to mining other cryptocurrencies, a sustained decline in Bitcoin’s value could adversely affect our business and results of operations.

We have invested substantial capital in acquiring miners designed specifically to mine Bitcoin as efficiently and as rapidly as possible on our assumption that we will be able to use them to mine Bitcoin and generate revenue from our operations. Therefore, our mining operations focus primarily on mining Bitcoin, and our mining revenue is largely based on the value of Bitcoin we mine. Accordingly, if the value of Bitcoin declines and fails to recover, for example, because of the development and acceptance of competing blockchain platforms or technologies, including competing cryptocurrencies which our miners may not be able to mine, the revenue we generate from our mining operations will likewise decline. Moreover, we may not be able to successfully repurpose our mining operations in a timely manner, if at all, if we decide to switch to mining a different cryptocurrency (or to another purpose altogether) following a sustained decline in Bitcoin’s value or if Bitcoin is replaced by another cryptocurrency. This could have a material adverse effect on our business, prospects, operations and financial condition, as well as on the market value of our securities.

The properties included in our mining network may experience damages, including damages that are not covered by insurance.

Our current mining operation in East Wenatchee, Washington, Murray, Kentucky, and Calvert City, Kentucky are, and any future mines we establish will be, subject to a variety of risks relating to physical condition and operation, including:

●	the presence of construction or repair defects or other structural or building damage;
●	any noncompliance with or liabilities under applicable environmental, health or safety regulations or requirements or building permit requirements; and
●	any damage resulting from natural disasters, such as hurricanes, earthquakes, fires, floods and windstorms.

For example, our mine could be rendered inoperable, temporarily or permanently, as a result of a fire or other natural disaster or by a terrorist or other attack on the mine. The security and other measures we take to protect against these risks may not be sufficient. Additionally, our mines could be materially adversely affected by a power outage, loss of access to the electrical grid, or loss by the grid of cost-effective sources of electrical power generating capacity. Given the power requirement, it would not be feasible to run miners on back-up power generators in the event of a power outage. Our insurance covers the replacement cost of any lost or damaged miners, but does not cover any interruption of our mining activities; our insurance therefore may not be adequate to cover the losses we suffer as a result of any of these events. In the event of an uninsured loss, including a loss in excess of insured limits, at any of the mines in our network, such mines may not be adequately repaired in a timely manner or at all and we may lose some or all of the future revenues anticipated to be derived from such mines. The potential impact on our business is currently magnified because we are only operating a single mine.

SCI’s reliance on a third-party mining pool service provider for our mining revenue payouts may have a negative impact on SCI’s operations.

We use a third–party mining pool to receive our mining rewards from the network. Cryptocurrency mining pools allow miners to combine their computing power, increasing their chances of solving a block and getting paid by the network. The rewards are distributed by the pool operator, proportionally to our contribution to the pool’s overall mining power, used to generate each block. Should the pool operator’s system suffer downtime due to a cyber-attack, software malfunction, or similar issues, it will negatively impact our ability to mine and receive revenue. Furthermore, we are dependent on the accuracy of the mining pool operator’s recordkeeping to accurately record the total processing power provided to the pool for a given Bitcoin mining application in order to assess the proportion of that total processing power we provided. While we have internal methods of tracking both our power provided and the total used by the pool, the mining pool operator uses its own recordkeeping to determine our proportion of a given reward. We have little means of recourse against the mining pool operator if we determine that the proportion of the reward that the mining pool operator pays out to us is incorrect, other than leaving the pool. If we are unable to consistently obtain accurate proportionate rewards from our mining pool operator, we may experience reduced reward for our efforts, which would have an adverse effect on our results of operations and financial condition.

Over time, incentives for Bitcoin miners to continue to contribute processing power to the Bitcoin network may transition from a set reward to transaction fees. If the incentives for Bitcoin mining are not sufficiently high, we may not have an adequate incentive to continue to mine.

In general, as the number of Bitcoin rewards awarded for solving a block in a blockchain decreases, our ability to achieve profitability also decreases. Decreased use and demand for Bitcoin rewards may adversely affect our incentive to expend processing power to solve blocks. If the Bitcoin rewards for solving blocks and transaction fees are not sufficiently high, fewer Bitcoin miners will mine. At insufficiently attractive rewards, our costs of operations in total may exceed our revenues from Bitcoin mining.

To incentivize Bitcoin miners to continue to contribute processing power to the Bitcoin network, such network may either formally or informally transition from a set reward to transaction fees earned upon solving a block. This transition could be accomplished either by Bitcoin miners independently electing to record in the blocks they solve only those transactions that include payment of a transaction fee or by the Bitcoin network adopting software upgrades that require the payment of a minimum transaction fee for all transactions. If as a result transaction fees paid for Bitcoin transactions become too high, Bitcoin users may be reluctant to transfer Bitcoin or accept Bitcoin as a means of payment, and existing users may be motivated to hold existing Bitcoin and switch from Bitcoin to another digital asset or back to fiat currency for transactions, diminishing the aggregate amount of available transaction fees for Bitcoin miners. Such reduction would adversely impact our results of operations and financial condition.

The Bitcoin reward for successfully uncovering a block will halve several times in the future, and Bitcoin’s value may not adjust to compensate us for the reduction in the rewards we receive from our Bitcoin mining efforts.

Halving is a process designed to control the overall supply and reduce the risk of inflation in cryptocurrencies using a proof of work consensus algorithm. At a predetermined block, the Bitcoin mining reward is cut in half, hence the term “halving.” For Bitcoin, the reward was initially set at 50 Bitcoin currency rewards per block and this was cut in half to 25 on November 28, 2012 at block 210,000, then again to 12.5 on July 9, 2016 at block 420,000. The most recent halving for Bitcoin occurred on May 11, 2020 at block 630,000 and the reward was reduced to 6.25. It is expected that the next halving will likely occur in 2024. This process will reoccur until the total amount of Bitcoin currency rewards issued reaches 21 million, which is expected around the year 2140. While Bitcoin prices have had a history of fluctuations around the halving of its rewards, there is no guarantee that the price change will be favorable or would compensate for the reduction in mining reward. If a corresponding and proportionate increase in the trading prices of Bitcoin or a proportionate decrease in mining difficulty does not follow these anticipated halving events, the revenue we earn from our Bitcoin mining operations could see a corresponding decrease, which could have a material adverse effect on our business and operations.

We may not be able to realize the benefits of forks, and forks in a digital asset network may occur in the future, which may affect the value of the cryptocurrencies that we mine held by us.

To the extent that a significant majority of users and miners on a cryptocurrency network install software that changes the cryptocurrency network or properties of a cryptocurrency, including the irreversibility of transactions and limitations on the mining of new cryptocurrency, the cryptocurrency network would be subject to new protocols and software. If less than a significant majority of users and miners on the cryptocurrency network consent to the proposed modification, however, and the modification is not compatible with the software prior to its modification, a “fork” of the network would occur, with one prong of the network running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of the cryptocurrency running in parallel, yet lacking interchangeability and necessitating exchange-type transaction to convert currencies between the two forks. After a fork, it may be unclear which fork represents the original asset and which is the new asset.

If we hold a specific cryptocurrency at the time of a hard fork into two cryptocurrencies, industry standards would dictate that we would be expected to hold an equivalent amount of the old and new assets following the fork. We may not, however, be able to secure or realize the economic benefit of the new asset. Our business may be adversely impacted by forks in an applicable cryptocurrency network.

In addition, historically, speculation over a new “hard fork” in the Bitcoin protocol has resulted in Bitcoin price volatility and future hard forks may occur at any time. A hard fork can lead to a disruption of networks and our information technology systems could be affected by cybersecurity attacks, replay attacks or security weaknesses, any of which can further lead to temporary or even permanent loss of its assets. Such disruption and loss could cause us to be exposed to liability, even in circumstances where we have no intention of supporting an asset compromised by a hard fork. Additionally, a hard fork may result in a scenario where users running the previous protocol will not recognize blocks created by those running the new protocol, and vice versa. This may render our cryptocurrency mining hardware incompatible with the new protocol. Such changes may have a material effect on our operations, financial position and financial performance.

As the aggregate amount of computing power, or hash rate, in the Bitcoin network increases, the amount of Bitcoin earned per unit of hash rate decreases; as a result, in order to maintain our market share, we may have to incur significant capital expenditures in order to expand our fleet of miners.

The aggregate computing power of the global Bitcoin network has generally grown over time and we expect it to continue to grow in the future. To the extent the global hash rate continues to increase, the market share of and the amount of Bitcoin rewards paid to any fixed fleet of miners will decrease. Therefore, in order to maintain our market share, we may be required to expand our mining fleet, which may require significant capital expenditures. If we can’t acquire sufficient numbers of new miners or access sufficient capital to fund our expenditures, our results of operations and financial condition could be adversely materially affected. In addition, such significant capital expenditures could have an adverse effect on our business operations, strategy and financial performance.

Climate change, and the regulatory and legislative developments related to climate change, may materially adversely affect our business and financial condition.

The potential physical impacts of climate change on our operations are highly uncertain and would be particular to the geographic circumstances in areas in which we operate or in which our third-party providers operate. These may include changes in rainfall and storm patterns and intensities, water shortages, changing sea levels and changing temperatures. The impacts of climate change may materially and adversely impact the cost, production and financial performance of our operations. Further, any impacts to our business and financial condition as a result of climate change are likely to occur over a sustained period of time and are therefore difficult to quantify with any degree of specificity. For example, extreme weather events may result in adverse physical effects on portions of our infrastructure, which could disrupt our supply chain and ultimately our business operations.

In addition, a number of governments or governmental bodies have introduced or are contemplating legislative and regulatory changes in response to the potential impact of climate change. Companies across many industries are facing increasing scrutiny related to their environmental, social, and governance (“ESG”) practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts of their investments. Given the very significant amount of electrical power required to operate cryptocurrency miners, as well as the environmental impact of mining for the rare earth metals used in the production of mining servers, the cryptocurrency mining industry may become a target for future environmental and energy regulation, and any such regulation may not distinguish between cryptocurrency mining powered by renewable energy, as is SCI’s business, and cryptocurrency mining using traditional (i.e. fossil fuel) sources of energy. Legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Furthermore, increased public awareness and concern regarding environmental risks, including global climate change, may result in increased public scrutiny of our business and our industry, and our management team may divert significant time and energy away from our operations and towards responding to such scrutiny and reassuring our employees. Given the political significance and uncertainty around the impact of climate change and how it should be addressed, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Any of the foregoing could result in a material adverse effect on our business, prospects and financial condition.

Our business plan is heavily dependent upon acquisitions and strategic alliances and our ability to identify, acquire or ally on appropriate terms, and successfully integrate and manage any acquired companies or alliances will impact our financial condition and operating results.

Part of our strategy to grow our business is dependent on the acquisition of other entities or businesses in the future that complement our current products, enhance our market coverage or technical capabilities or offer growth opportunities. We may also need to form strategic alliances or partnerships in order to remain competitive in our market. We may not be able, however, to identify and successfully negotiate suitable acquisitions alliances, obtain any financing necessary for such acquisitions on satisfactory terms or otherwise complete any such acquisitions or alliances. Further, any acquisition or alliance may require a significant amount of management’s time and financial resources to complete and acquisitions, strategic alliances or partnerships could be difficult to integrate, disrupt our business and dilute stockholder value.

For example, in January 2020, the Company formed SCI as its wholly owned subsidiary to pursue a new business line focused on cryptocurrency and the blockchain ecosystem. In October 2021, Soluna Computing became a wholly owned subsidiary of SCI pursuant to a merger. Prior to the merger, Soluna Computing had assisted us in developing and operating the cryptocurrency mining facility through contractual arrangements. In the future, we may acquire or form strategic alliances or partnerships with other businesses in order to remain competitive or to acquire new technologies. Acquisitions, alliances and investments involve numerous risks, including:

●	the potential failure to achieve the expected benefits of the combination, acquisition or alliance;
●	difficulties in and the cost of integrating operations, technologies, services and personnel;
●	difficulty of assimilating geographically-dispersed operations and personnel of the companies we acquire or ally with;
●	impairment of relationships with employees, customers, vendors, distributors or business partners of either an acquired business or our own;
●	unanticipated difficulties in conforming business practices, policies, procedures, internal controls and financial records of acquisitions with our own;
●	the potential inability to successfully integrate acquired operations and products or to realize cost savings or other anticipated benefits from integration;
●	diversion of financial and managerial resources from existing operations;
●	risk of entering new markets in which we have little or no experience or where competitors may have stronger market positions;
●	potential write-offs of acquired assets or investments and potential financial and credit risks associated with acquired customers;
●	inability to generate sufficient revenue to offset acquisition or investment costs;
●	the risk of cancellation or early termination of an alliance by either party;
●	potential unknown liabilities associated with the acquired businesses;
●	unanticipated expenses related to acquired technology and its integration into the existing businesses;
●	negative impact to our results of operations because of the depreciation and amortization of amounts related to acquired intangible assets, fixed assets and deferred compensation, and the loss of acquired deferred revenue and unbilled deferred revenue;
●	loss of key employees or customers of acquired companies;
●	potential disruption of our business or the acquired business;
●	inability to accurately forecast the performance of recently acquired businesses, resulting in unforeseen adverse effects on our operating results;
●	the tax effects of any acquisitions; and
●	Adverse accounting impact to our results of operations.

Our failure to successfully manage our recent acquisition of Soluna Computing or other future acquisitions, strategic alliances or partnerships could seriously harm our operating results. In addition, our stockholders would be diluted if we finance the future acquisitions, strategic alliances or partnerships by incurring convertible debt or issuing equity securities.

We cannot offer any assurance that we will be able to identify, complete or successfully integrate any suitable acquisitions or suitable alliances. Even if successfully negotiated and closed, any acquisitions or alliances may not yield expected synergies, may not advance our business strategy as expected, may fall short of expected return-on-investment targets, or may otherwise fail to achieve their objectives or perform as contemplated and not prove successful. Companies that we acquire may operate with different cost and margin structures, which could further cause fluctuations in our operating results and adversely affect our business, financial condition and results of operations.

In connection with the ground leases for our new cryptocurrency mining operations, we rely on the landlord to sell us the power required for our operations, and any failure of the landlord to supply such power, whether as a result of its failure to pay the TVA or otherwise, would materially impact our operations.

In May 2021, Soluna MC, formerly EcoChain Block LLC, a wholly owned subsidiary of SCI, entered into two ground leases (the “Ground Leases”) for a building located in the Southeast region of the United States that will be SCI’s second cryptocurrency mining facility, which includes surrounding land for potential additional capacity. The Ground Leases will not be effective until certain conditions set forth therein are met. In addition, Soluna MC and the landlord for such building (the “Landlord”) entered into a power supply agreement (the “Power Supply Agreement”), whereby Soluna MC will purchase the power for its cryptocurrency mining operations from the Landlord, who purchases power directly from the TVA. The rates payable by Soluna MC to the Landlord will be at the same pre-negotiated rates paid by the Landlord, which are less than SCI could obtain directly from the TVA. The Landlord’s failure to provide power to SCI, as a result of the termination of such power supply to the Landlord by the TVA, as a result of the Landlord’s failure to pay the TVA for such power, or otherwise, would, in all likelihood, result in our inability to obtain the power we need for our cryptocurrency mining operations, unless and until we were able to obtain such power directly from the TVA, which would result in a significant interruption to our business. We may also incur significant costs associated with negotiating and entering into a new agreement with the TVA to supply power to Soluna MC’s cryptocurrency mining facilities, and with setting up corresponding infrastructure to receive such power directly. Further, there can be no assurance that Soluna MC will be able to negotiate a power supply agreement with the TVA on equally favorable terms as the Landlord, if at all.

The properties on which certain of our ground leases are located are subject to possible forfeiture to the U.S. government, and, if seized, would in all likelihood require us to spend significant funds to maintain our cryptocurrency mining rights.

In August 2020, the United States Department of Justice’s Money Laundering & Asset Recovery Section (“DOJ”), together with the U.S. Attorney’s Office for the Southern District of Florida, filed civil asset forfeiture complaints against parties related to the Landlord (the “Landlord Owners”) in connection with certain real properties, including the real properties that are the subject of the Ground Leases (the “Subject Properties”). The complaints, all of which are currently pending before a federal judge, alleged that the funds used by Landlord Owners to purchase the Subject Properties were traceable to the proceeds of a bank fraud purportedly committed internationally in Ukraine by the Landlord Owners. Though the DOJ has not filed a civil forfeiture action against the Subject Properties, the complaint the government submitted in support of its asset forfeiture requests against certain properties, including the Subject Properties, included a description of the Ukrainian bank fraud and the various properties located in the United States that the DOJ believes were purchased with the proceeds of that international bank fraud, including the Subject Properties. In the event that the Subject Properties are seized by the U.S. government, Soluna MC may be required to negotiate with the U.S. government for the supply of power that SCI was receiving from the Landlord pursuant to the Power Supply Agreement. Additionally, the U.S. government, in all likelihood, would place the Subject Properties for sale at an auction, or otherwise, and we would likely be required to purchase the Subject Properties to assure the continuation of our cryptocurrency mining operations at such facility, all of which would require our expenditure of significant funds and could have a material adverse impact on our results of operations.

We may be affected by price fluctuations in the wholesale and retail power markets.

While the majority of our power and hosting arrangements contain fixed power prices, some also contain certain price adjustment mechanisms in case of certain events. Furthermore, a portion of our power and hosting arrangements includes merchant power prices, or power prices reflecting market movements. Market prices for power, generation capacity and ancillary services, are unpredictable. Over the past year, the market prices for power have generally been increasing, driven in part by the price increases in various commodities, including natural gas. Depending upon the effectiveness of any price risk management activity undertaken by us, an increase in market prices for power, generation capacity, and ancillary services may adversely affect our business, prospects, financial condition, and operating results. Long- and short-term power prices may fluctuate substantially due to a variety of factors outside of our control, including, but not limited to:

●	increases and decreases in generation capacity;

●	changes in power transmission or fuel transportation capacity constraints or inefficiencies;

●	volatile weather conditions, particularly unusually hot or mild summers or unusually cold or warm winters;

●	technological shifts resulting in changes in the demand for power or in patterns of power usage, including the potential development of demand-side management tools, expansion and technological advancements in power storage capability and the development of new fuels or new technologies for the production or storage of power;

●	federal and state power, market and environmental regulation and legislation; and

●	changes in capacity prices and capacity markets.

If we are unable to secure power supply at prices or on terms acceptable to us, it would have a material adverse effect on our business, prospects, financial condition, and operating results.

If federal or state legislatures or agencies initiate or release tax determinations that change the classification of cryptocurrencies as property for tax purposes (in the context of when such cryptocurrencies are held as an investment), such determination could have a negative tax consequence on us.

Current Internal Revenue Service guidance indicates that digital assets such as Bitcoin should be treated and taxed as property, and that transactions involving the payment of bitcoin for goods and services should be treated as barter transactions. While this treatment creates a potential tax reporting requirement for any circumstance where the ownership of a cryptocurrency passes from one person to another, it preserves the right to apply capital gains treatment to those transactions which may adversely affect our results of operations.

Risks Related to the Potential Sale of MTI Instruments

We have entered into a letter of intent with respect to the sale of our MTI Instruments business and there is no assurance that such sale will be completed on the terms contained in such letter of intent or otherwise.

On December 17, 2021, we announced that we entered into the LOI with the Buyer with respect to the Sale. As a result of the pending Sale, we have determined that as of December 31, 2021, the assets and results of operations of the MTI Instruments business meet the qualifications for held for sale and is reflected as discontinued operations in our consolidated financial statements for the year ended December 31, 2021 and prior periods included in this Annual Report. The amount and structure of the consideration could change as a result of subsequent negotiations, due diligence or other factors. Any definitive agreement with respect to the Sale would be subject to approval by the respective parties to the LOI, including approval by our board of directors, and would likely include a number of customary provisions, including without limitation, representations and warranties of MTI Instruments and us, restrictive covenants and indemnification provisions. The LOI is non-binding other than with respect to certain due diligence, solicitation, expenses, non-disclosure and assignment provisions, and the term of the LOI may be extended under certain circumstances. There can be no assurance that the LOI parties will ultimately negotiate and enter into a definitive transaction agreements on the terms contemplated by the LOI or otherwise. In particular, the timing of closing of any such transaction and the aggregate consideration that we may receive may materially differ from that currently contemplated by the LOI. In addition, in the event that the Sale does not occur, we may, in the future, enter into other non-binding or binding letters of intent, as well as definitive documentation relating to the sale of MTI Instruments, however there can be no assurance that we will do so and that any sale of MTI Instruments or our instruments business will occur. If we do not complete the disposition of MTI Instruments pursuant to the LOI, other letters of intent, and any related transaction documentation, we will have incurred expenses without our stockholders realizing any benefit therefrom. Additionally, if we fail to consummate such anticipated Sale, such failure could result in fluctuations to the market prices of our securities, and may have a material adverse impact on our financial condition and results of operations.

In the event that we consummate the Sale pursuant to the LOI and definitive documentation, we will no longer be involved in the instruments business in which MTI Instruments operates and will be solely reliant on SCI’s business, which is currently focused on cryptocurrency mining and which we expect in the future will be focused on green data center development.

In the event that the LOI parties enter into definitive agreements regarding the Sale and then consummate the Sale, the Company will be solely reliant on the business of SCI, which is currently focused on cryptocurrency mining. The Company also expects that we will soon be focused on green data center development and to continue to concentrate our resources on such businesses upon the Sale, including potential acquisitions in the future to support such businesses. SCI has a limited operating history and operates in a volatile industry that currently is and may in the future be dependent on and affected by the cryptocurrency market. Accordingly, any adverse effects experienced by SCI and its line of business will have a greater impact on the Company’s financial condition, results of operations and the value of our securities than such effects may have had prior to the Sale. For further information regarding the risks of this business, please see “Risk Factors – Risks Related to our SCI Business and Cryptocurrency.”

Risks Relating to our MTI Instruments Business

Please note that the risks discussed under this subsection will only be applicable to us (i) insofar as we continue to operate our MTI Instruments business, which is currently held for sale and which business has been classified as discontinued operations, (ii) until the anticipated Sale of MTI Instruments or (iii) if we determine not to, or are unable to, sell MTI Instruments as currently intended.

Our MTI Instruments business depends on a small number of customers including the U.S. Air Force.

Historically, we have had a small number of customers representing a large percentage of our total revenue. Although we endeavor to maintain and further expand our customer base, we expect that sales to a limited number of customers will continue to account for a high percentage of our revenues in any given period for the foreseeable future, and the loss of even just a couple of customers, or a significant reduction in sales to our existing customer base, could have a material adverse effect on our business. In addition, our revenues are largely dependent upon the ability of our customers to continue to grow or need services or to develop and sell products that incorporate our services and products. We also depend on purchases by the U.S. Air Force for a significant portion of our revenues and the loss of the U.S. Air Force as a customer or a delay or decline in funding of our existing or future contracts with them could decrease our backlog or adversely affect our business and prospects, sales, cash flows and our ability to fund our continued product development and growth.

We do not have long-term purchase commitments from our customers, and our customers are also able to cancel, reduce or delay orders for our products.

We generally do not obtain firm, long-term purchase commitments from our customers, and frequently do not have visibility as to their future demand for our products and services. Customers also cancel, change or delay design, production or aftermarket service quantities and schedules, or fail to meet their forecasts for a number of reasons beyond our control. Customer expectations can also change rapidly, requiring us to take on additional commitments or risks, and requiring that we provide rapid product turnaround and respond to short lead times. A variety of conditions, both specific to individual customers and generally affecting the demand for original equipment manufacturers’ products, may cause customers to cancel, reduce or delay orders. Conversely, if our customers unexpectedly and significantly increase product orders, we may be required to rapidly increase production, which could strain our resources and reduce our margins. We typically plan production and inventory levels based on internal forecasts of customer demand, which can be highly unpredictable and can fluctuate substantially, leading to excess inventory write-downs and resulting negative impacts on gross margin and net income. Additionally, and as a result, our revenues may be volatile from period to period, we may not achieve the anticipated revenues from these efforts, or these efforts may result in non-recoverable costs.

Our annual and quarterly operating results may experience significant fluctuations, which could adversely impact our operations and financial results.

In addition to the variability resulting from the short-term nature of our customers’ commitments, other factors contribute to significant periodic fluctuations in our results of operations. These factors include:

●	the cyclicality of the markets we serve;
●	the timing and size of orders;
●	the volume of orders relative to our capacity;
●	product introductions and market acceptance of new products or new generations of products;
●	evolution in the life cycles of our customers’ products;
●	timing of expenses in anticipation of future orders;
●	changes in product mix;
●	availability of manufacturing and assembly services;
●	changes in cost and availability of labor and components;
●	timely delivery of product solutions to customers;
●	pricing and availability of competitive products;
●	introduction of new technologies into the markets we serve;
●	pressures on reducing selling prices;
●	our success in serving new markets; and
●	changes in economic conditions.

The price of our securities could decline substantially in the event that any of these risks result in our financial performance being below the expectations of analysts and investors, which are based on historical and predictive models that are not necessarily accurate representations of the future.

We may not be able to keep pace with technological innovations or develop new product solutions in a timely manner.

The electronic, semiconductor, solar, automotive and general industrial segments are subject to constant technological change. MTI Instruments’ future success will depend on our ability to respond appropriately to changing technologies and changes in product function and quality. If we rely on products and technologies that are not attractive to end users, we may not be successful in capturing or retaining market share. Technological advances, the introduction of new products and new design techniques could adversely affect our business prospects unless we are able to adapt to the changing conditions. Technological advances could render our products obsolete, and we may not be able to respond effectively to the technological requirements of evolving markets. As a result, we will be required to expend substantial funds for and commit significant resources to:

●	continue research and development activities on all product lines;
●	hire additional engineering and other technical personnel; and
●	purchase advanced design tools and test equipment.

Our business could be harmed if we are unable to develop and utilize new technologies that address the needs of our customers, or our competitors do so more effectively than we do.

Our efforts to continue to develop new products and technologies may not result in commercial success, which could cause a decline in our revenue and otherwise harm our business.

Our research and development efforts with respect to our products and technologies may not result in customer or market acceptance. Some or all of such products and technologies may not successfully make the transition from the research and development lab to cost-effective production as a result of technology problems, competitive cost issues, yield problems and other factors. Even when we successfully complete a research and development effort with respect to a particular product or technology, our customers may decide not to introduce or may discontinue products utilizing the product or technology for a variety of reasons, including the following:

●	difficulties with other suppliers of components for the products;
●	superior technologies developed by our competitors and unfavorable comparisons of our solutions with these technologies;
●	price considerations; and
●	lack of anticipated or actual market demand for the products.

The nature of MTI Instruments’ business will require us to make continuing investments to develop new products and technologies. Significant expenses relating to one or more new products or technologies that ultimately prove to be unsuccessful for any reason could have a material adverse effect on us. In addition, any investments or acquisitions made to enhance our products and technologies may prove to be unsuccessful. If our efforts are unsuccessful, our business could be harmed. Moreover, when we announce our development of new products, sales of current products may decrease as customers delay making purchases until such new products are available, which could adversely affect our business, revenues and results of operations.

The cyclical nature of the industries of many of MTI Instruments’ existing and target customers may result in fluctuations in our operating results.

Demand for our products and services in our target markets is cyclical, and revenues from the sale of our products and services can vary significantly from one period to the next as a result. We may sell a significant amount of our products to one or a few customers for various short-term projects in one period, and then have markedly decreased sales in following periods as these projects end or customers have the products they require for the foreseeable future.

The electronics and military industries in particular have experienced significant economic downturns at various times. These downturns are characterized by diminished product demand, accelerated erosion of average selling prices and production overcapacity. We may seek to reduce our exposure to industry downturns by providing design and production services for leading companies in rapidly expanding industry segments. We may, however, experience substantial period-to-period fluctuations in future operating results because of general industry conditions or events occurring in the general economy.

International sales risks could adversely affect our operating results. Furthermore, our operating results could be adversely affected by changes to U.S. policy and fluctuations in the value of the U.S. dollar against foreign currencies.

Sales outside of the United States accounted for approximately 35.9% of our total revenue during the year ended December 31, 2021 and 25.9% of total product revenue during the year ended December 31, 2020. Our international business may be adversely affected by changing political and economic conditions in foreign countries. Having a worldwide distribution network for our products exposes us to various economic, political and other risks that could adversely affect our operations and operating results, including the following:

●	export restrictions and controls relating to technology;
●	the burdens and costs of compliance with a variety of existing and new foreign regulatory requirements and laws, including the General Data Protection Regulation (GDPR) in the European Union and similar laws in other jurisdictions, and unexpected changes in such regulatory requirements;
●	laws and business practices favoring local companies, including tariffs imposed by other countries on U.S. goods;
●	timing to meet regulatory requirements;
●	developments with respect to and any impact of tariffs and other trade barrier restrictions;
●	longer payment cycles and greater difficulty in enforcing agreements and collecting receivables through foreign legal systems;
●	potentially reduced protection for, and difficulties in enforcing, intellectual property rights; and
●	political or economic instability in certain parts of the world.

These risks or any combination of them could increase our costs, lengthen our sales cycle and require significant management attention and could otherwise negatively affect our business, operating results, financial condition and results of operations.

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

In the future, customers may negotiate pricing and make payments in non-U.S. currencies. If our overseas vendors or customers require us to transact business in non-U.S. currencies, fluctuations in foreign currency exchange rates could affect our cost of goods, operating expenses and operating margins and could result in exchange losses. In addition, currency devaluation can result in a loss to us if we hold deposits of that currency. Hedging foreign currencies can be difficult, especially if the currency is not freely traded. We cannot predict the impact that future exchange rate fluctuations may have on our operating results.

Risks Related to our Company Generally

Our confidentiality agreements with employees and others may not adequately prevent disclosure of our trade secrets and other proprietary information, which could limit our ability to compete.

While we are currently in the process of applying for patents with respect to SCI’s business, presently we rely on trade secrets to protect our proprietary technology and processes. Despite such protection, however, it is possible that a third party may copy or otherwise obtain and use our U.S. Patent and Trademark Office-registered or other proprietary information without our authorization, and trade secrets can be difficult to protect. Policing unauthorized use of our intellectual property and trade secrets is difficult, particularly in light of the global nature of the Internet and because the laws of other countries may afford us little or no effective protection of our intellectual property. Potentially expensive litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Additionally, we enter into confidentiality and intellectual property assignment agreements with our employees, consultants and other advisors. These agreements generally require that the other party keep confidential and not disclose to third parties confidential information developed by the party under such agreements or made known to the party by us during the course of the party’s relationship with us. Our employees, consultants and other advisors, however, may not honor these agreements and enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time-consuming and the outcome is unpredictable. Our failure to obtain and maintain trade secret protection could adversely affect our competitive position.

We rely on highly-skilled personnel and the continuing efforts of our executive officers and, if we are unable to retain, motivate or hire qualified personnel, our business may be severely disrupted. In addition, increased labor costs and the unavailability of skilled workers could hurt our business, financial condition and results of operations.

Our performance largely depends on the talents, knowledge, skills, know-how and efforts of highly skilled individuals and in particular, the expertise held by our Chief Executive Officer, Michael Toporek. His absence, were it to occur, would materially and adversely impact development and implementation of our projects and businesses. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Our continued ability to compete effectively depends on our ability to attract, among others, new technology developers and to retain and motivate our existing contractors. If one or more of our executive officers or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. In such case, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers or other key personnel. In addition, if any of our executives or key personnel joins a competitor or forms a competing company, we may lose customers.

In addition, we compete with other businesses in our industries and other similar employers to attract and retain qualified personnel with the technical skills and experience required to successfully operate our businesses. The demand for skilled workers is high and the supply is limited, and a shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult for us to attract and retain personnel and could require us to enhance our wage and benefits packages, which could increase our operating costs.

Brookstone XXIV currently has a controlling interest in the Company due to the number of shares of common stock that it beneficially owns and its designation of two of our directors.

As of March 28, 2022, Brookstone XXIV owned approximately 26.9% of the Company’s outstanding shares of Common Stock and has designated two directors that sit on our ten-member Board. Accordingly, Brookstone XXIV has the ability to exert a significant degree of influence or actual control over our management and affairs and, as a practical matter, will control corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the election of directors, amendments to our articles of incorporation, as amended (“Articles of Incorporation”) and our bylaws (“Bylaws”), and the approval of mergers and other significant corporate transactions, including a sale of substantially all of our assets, and Brookstone XXIV may vote its shares in a manner that is adverse to the interests of our minority stockholders. This concentration of voting control could deprive holders of our Common Stock of an opportunity to receive a premium for their shares of our Common Stock as part of a sale of the Company. Further, Brookstone XXIV’s control position might adversely affect the market prices of our securities to the extent investors perceive disadvantages in owning shares of a company with a controlling stockholder.

Brookstone XXIV and its director designees may acquire interests and positions that could present potential conflicts with our and our stockholders’ interests.

Brookstone XXIV and its director designees may make investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Brookstone XXIV and its director designees may also pursue, for their own accounts, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities might not be available to us. As part of our sale of 3,750,000 shares of our Common Stock to Brookstone XXIV in October 2016 and as required by Brookstone XXIV as a condition to purchasing the shares, our Board renounced, to the extent permitted by applicable law, the Company’s expectancy with respect to being offered an opportunity to participate in any business opportunity that is discovered by or presented to a director designee (a “Business Opportunity”), whether in such director designee’s capacity as a director of the Company or otherwise. Accordingly, the interests of Brookstone XXIV and the designated directors with respect to a Business Opportunity may supersede ours, and Brookstone XXIV or its affiliates or the Brookstone XXIV-designated directors may be involved with businesses that compete with us and may pursue opportunities for the sole benefit of Brookstone XXIV and its affiliates without our involvement, for which we have limited recourse. Such actions on the part of Brookstone XXIV or its director designees could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, Michael Toporek, the Company’s Chief Executive Officer, serves as the Managing General Partner of Brookstone XXIV. As a result of the potential conflicts inherent in his serving in both roles, it is possible that Mr. Toporek could make decisions that benefit Brookstone XXIV at the expense of the Company.

Insiders continue to have substantial control over the Company.

As of March 28, 2022, the Company’s directors and executive officers held the current right to vote approximately 31.1% of the Company’s outstanding voting stock. Of this total, 26.9%  was owned or controlled by Brookstone XXIV, for which Michael Toporek, the Company’s Chief Executive Officer, also serves as Managing General Partner. In addition, the Company’s directors and executive officers have the right to acquire additional shares of our Common Stock by exercising their equity awards under our equity compensation plans, which could increase their voting percentage significantly. As a result, Mr. Toporek acting alone, and/or many of the Company’s officers and directors acting together, may have the ability to exert significant control over the Company’s decisions and control the management and affairs of the Company, and also to determine the outcome of matters submitted to stockholders for approval, including the election or removal of a director, and any merger, consolidation or sale of all or substantially all of the Company’s assets. Accordingly, this concentration of ownership may harm the future market prices of our securities by:

●	delaying, deferring or preventing a change in control of the Company;
●	impeding a merger, consolidation, takeover or other business combination involving the Company; or
●	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

We are subject to complex environmental, health and safety laws and regulations that may expose us to significant liabilities for penalties, damages or costs of remediation or compliance.

We are subject to various federal, state, local and foreign environmental, health and safety laws and regulations. These laws and regulations govern matters such as: the emission and discharge of hazardous materials into the ground, air or water; the generation, use, storage, handling, treatment, packaging, transportation, exposure to, and disposal of hazardous and biological materials, including recordkeeping, reporting and registration requirements; and the health and safety of our employees. We may incur significant additional costs beyond those currently contemplated to comply with these regulatory requirements. Further, if we fail to comply with these requirements we may be exposed to fines, penalties and/or interruptions in our operations that could have a material adverse effect on our business, operating results and financial condition. Certain environmental laws may impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released into the environment, even under circumstances where the hazardous substances were released by prior owners or operators or the activities conducted and from which a release emanated complied with applicable law.

Further, existing regulations, particularly in the environmental area, could be revised or reinterpreted, or new laws and regulations could be adopted or become applicable to us or our facilities and future changes in environmental laws and regulations could occur, including potential regulatory and enforcement developments related to air emissions, any of which could result in significant additional costs. Any of the foregoing could have a material adverse effect on our results of operations and financial condition.

Risks Related to the Recent Acquisition of Soluna Callisto

We may fail to realize all of the anticipated benefits of our recent acquisition of Soluna Callisto.

The success of the recent Soluna Callisto acquisition will depend, in part, on the Company’s and SCI’s ability to realize the anticipated benefits and cost savings from combining the businesses of Soluna Callisto and SCI. To realize these anticipated benefits and cost savings, however, we must successfully combine the businesses of Soluna Callisto and SCI. If we are unable to successfully combine the businesses of Soluna Callisto and SCI, the anticipated benefits and cost savings of the transaction may not be realized fully or at all or may take longer to realize than expected.

Until October 29, 2021, Soluna Callisto and SCI operated independently, and we are still in the process of integrating the companies’ operations. It is possible that the integration process could result in the loss of key employees and the disruption of the merged company’s ongoing business, which could have a negative impact on our ability to achieve the anticipated benefits of the merger. Integration efforts between the two companies may, to some extent, also divert management’s attention and resources. These integration matters could have an adverse effect on each SHI and SCI during the current transition period.

Our operating results will suffer if SHI and SCI do not effectively manage the increased scale of SCI’s operations and the optimization and expansion opportunities.

Following its acquisition of Soluna Callisto, SCI is larger and more diverse than it was prior to the acquisition transaction. Its future success will depend, in part, upon its ability to manage its optimization and expansion opportunities, which may pose substantial challenges for SCI to integrate new operations into its existing business in an efficient and timely manner, and upon its ability to successfully monitor its operations, costs and regulatory compliance, and to maintain other necessary internal controls. There is no assurance that SCI’s optimization and expansion opportunities will be successful, or that it will realize its expected operating efficiencies, cost savings, revenue enhancements, synergies or other expected benefits of its acquisition of Soluna Callisto.

General Risk Factors

We are heavily dependent on our senior management, and a loss of a member of our senior management team could cause the market prices of our securities to suffer.

If we lose the services of Michael Toporek, our Chief Executive Officer and a member of our board of directors, Jessica L. Thomas, our Chief Financial Officer, David C. Michaels, our Chairman of the Board, and/or certain key employees, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. We do not currently maintain key life insurance policies on these officers or key employees. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of these individuals and certain key employees. We may not be successful in retaining the services of these individuals, and if we were to lose any of these individuals, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

We may incur losses and liabilities in the course of business that could prove costly to defend or resolve.

Companies that operate in one or more of the businesses that we operate face significant legal risks. There is a risk that we could become involved in litigation wherein an adverse result could have a material adverse effect on our business and our financial condition. There is a risk of litigation generally in conducting a commercial business, and we are, at times, involved in commercial disputes with third parties, such as customers, distributors and vendors. These risks often may be difficult to assess or quantify and their existence and magnitude often remain unknown for substantial periods of time. We may incur significant legal expenses in defending against litigation.

We may become subject to claims of infringement or misappropriation of the intellectual property rights of others, which could prohibit us from selling our products, require us to obtain licenses from third parties or to develop non-infringing alternatives, and subject us to substantial monetary damages and injunctive relief.

We may receive notices from third parties that the manufacture, use or sale of any products we develop infringes upon one or more claims of their patents. Moreover, because patent applications can take many years to issue, there may be currently pending applications, unknown to us, that may later result in issued patents that materially and adversely affect our business. Third parties could also assert infringement or misappropriation claims against us with respect to our future product offerings, if any. We cannot be certain that we have not infringed the intellectual property rights of any third parties. Any infringement or misappropriation claim could result in significant costs, substantial damages and our inability to manufacture, market or sell any of our product offerings that are found to infringe another person’s patent. Even if we were to prevail in any such action, the litigation could result in substantial cost and diversion of resources that could materially and adversely affect our business. If a court determined, or if we independently discovered, that our product offerings violated third-party proprietary rights, there can be no assurance that we would be able to re-engineer our product offerings to avoid those rights or obtain a license under those rights on commercially reasonable terms, if at all. As a result, we could be prohibited from selling products that are found to infringe upon the rights of others. Even if obtaining a license were feasible, it may be costly and time-consuming. A court could also enter orders that temporarily, preliminarily, or permanently enjoin us from making, using, selling, offering to sell or importing our products that are found to infringe on third parties’ intellectual property rights, or could enter orders mandating that we undertake certain remedial actions. Further, a court could order us to pay compensatory damages for any such infringement, plus prejudgment interest, and could in addition treble the compensatory damages and award attorneys’ fees. Any such payments could materially and adversely affect our business and financial condition.

If we are unable to protect our information systems against service interruption or failure, misappropriation of data or breaches of security, our operations could be disrupted, we could be subject to costly government enforcement actions and private litigation and our reputation may be damaged.

Our business involves the collection, storage and transmission of personal, financial or other information that is entrusted to us by our customers and employees. Our information systems also contain the Company’s proprietary and other confidential information related to our business. Our efforts to protect such information may be unsuccessful due to the actions of third parties, computer viruses, physical or electronic break-ins, catastrophic events, employee error or malfeasance or other attempts to harm our systems. As the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or timely implement adequate preventative measures. We could also experience a loss of critical data and delays or interruptions in our ability to manage inventories or process transactions. Some of our commercial partners, such as those that help us maintain our website, may receive or store information provided by us or our users through our website. If these third parties fail to adopt or adhere to adequate information security practices, or fail to comply with our policies in this regard, or in the event of a breach of their networks, our customers’ or employees’ information may be improperly accessed, used or disclosed.

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

Our Enterprise Risk Management (“ERM”) process seeks to identify and address significant risks. Our ERM process uses the most recent integrated risk framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission to assess, manage and monitor risks. We believe that risk-taking is an inherent aspect of the pursuit of our growth and performance strategy. Our goals are to proactively manage risks in a structured approach in conjunction with strategic planning, with the intent to preserve and enhance shareowner value, and to manage prudently, rather than wholly avoiding, risks. We can mitigate risks and their impact on the Company, however, only to a limited extent, and no ERM process can identify all risks that we may face. Therefore, there may be risks that we are currently unaware of, that may develop in the future or that we currently consider immaterial. Further, our management of risks may prove inadequate. The emergence of risks of which we were unaware or are unable to manage could have a material adverse effect on our business, prospects, financial condition and results of operations.

The Company’s officers and directors are indemnified against certain conduct that may prove costly to defend.

Our Articles of Incorporation and Bylaws generally provide broad indemnification to our officers and directors against judgments, fines, amounts paid in settlement and expenses, including attorneys’ fees actually incurred in connection with most actions or proceedings to which they are or are threatened to be made a party that relates to their service as an officer or director, except as limited as set forth therein. We are also obligated to advance expenses as they are incurred by a director or officer in defending an action or proceeding prior to final disposition upon receipt of an undertaking by the applicable person to repay such advanced amount if the advancement is ultimately found to not be permitted by law or otherwise.

In addition, the Nevada Revised Statutes (the “NRS”) provides that no director or officer is individually liable for damages as a result of an act or failure to act in his or her capacity as a director or officer except if (i) the presumption that such director or officer acted in good faith, on an informed basis and with a view to the interests of the Company is rebutted, and (ii) it is proven that such director’s or officer’s act or failure to act constituted a breach of his or her fiduciary duties as a director or officer, and such breach involved intentional misconduct, fraud or a knowing violation of law. Consequently, subject to the applicable provisions of the NRS and to certain limited exceptions in the Articles of Incorporation and Bylaws, the Company’s officers and directors will not be liable to the Company or to its stockholders for monetary damages resulting from their conduct as an officer or director. As a result, we may have to spend significant resources indemnifying our officers and directors or paying for damages caused by their conduct.

We rely on the ability to secure funding via our credit facility when accepting large orders from certain customers, and if we are not able to retain our existing credit facility or obtain new ones we may not be able to accept these large orders, and our business, revenues, and financial condition could suffer.

For some large customer orders, particularly if the customer requires unusually long payment terms, we may need to rely on funding from our credit facility to meet our ongoing funding needs because we may have to pay for the raw materials needed to manufacture the products for the customer before the customer pays us. While we had historically not needed to do this, the possibility following the placement of a large order in 2020 was the reason we arranged for a credit facility last year. If we are unable to maintain the credit facility or arrange a replacement facility on satisfactory terms and conditions, we may not be able to accept these types of customer orders, which could have a material adverse effect on our business, prospects, revenues, and results of operations, as well as our ability to continue to fund our operations including our product development and customer growth activities. We may also need to obtain a new credit facility to fund our business plans. Our ability to maintain or replace our existing credit facility or obtain new or additional financing will depend on a variety of factors, many of which are beyond our control, and there can be no assurance that we will be able to do so in needed quantities, on terms favorable to us, or at all.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act), the Dodd-Frank Wall Street Reform and Consumer Protection Act and other applicable securities rules and regulations. The Exchange Act requires, among other things, that we file annual and current reports with the SEC with respect to our business and operating results. Compliance with these rules and regulations increases our legal and financial compliance costs, makes some activities more difficult, time-consuming, or costly, and increases demand on our systems and resources. As a result of disclosure of information in this Report and in filings required of a public company, our business and financial condition is more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be harmed, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert resources of our management and harm our business and operating results.

Risks Related to our Securities

The market price of our securities are likely be volatile, which may cause investment losses for our shareholders.

The market price of our securities has been and is likely to continue to be volatile, and investors in our securities may experience a decrease, which could be substantial, in the value of their securities or the loss of their entire investment in the Company for a number of reasons, including reasons unrelated to our operating performance or prospects. The market price of our securities could be subject to wide fluctuations in response to a broad and diverse range of factors, including those described elsewhere in this “Risk Factors” section as well as the following:

●	announcements by us regarding liquidity, significant acquisitions, equity investments and divestitures, addition or loss of significant customers and contracts, capital expenditure commitments and litigation;
●	our issuance of securities or debt, particularly if in connection with acquisition activities;
●	the sale of a significant number of shares of our common stock by shareholders;
●	recent changes in financial condition or results of operations, such as in earnings, revenues or other measure of company value;
●	general market and economic conditions; and
●	announcements of technological innovations or new product introductions by us or our competitors.

Further, broad market and industry factors may have a material adverse effect on the market price of our securities regardless of our actual operating performance.

In addition, stock markets have experienced in the past and may in the future experience a high level of price and volume volatility, and the market prices of equity securities of many companies have experienced in the past and may in the future experience wide price fluctuations not necessarily related to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of our securities.

Finally, our relatively small public float and daily trading volume have in the past caused, and may in the future result in, significant volatility in the price of our securities. At December 31, 2021, we had approximately 9,417,833 million shares of our common stock outstanding held by non-affiliates and 1,252,299 shares of our Series A Preferred Stock. Our daily trading volume for the year ended December 31, 2021 averaged approximately 151,401 shares of common stock and 387,513 shares of Series A Preferred Stock.

Because there has been limited precedent set for financial accounting of Bitcoin and other cryptocurrency assets, the determination that we have made for how to account for cryptocurrency assets transactions may be subject to change.

Because there has been limited precedent set for the financial accounting of cryptocurrencies and related revenue recognition and no official guidance has yet been provided by the FASB or the SEC, it is unclear how companies may in the future be required to account for cryptocurrency transactions and assets and related revenue recognition. A change in regulatory or financial accounting standards could result in the necessity to change our accounting methods and restate our financial statements. Such a restatement could adversely affect the accounting for our newly mined cryptocurrency rewards and more generally negatively impact our business, prospects, financial condition and results of operations. Such circumstances would have a material adverse effect on our ability to continue as a going concern or to pursue our new strategy at all, which would have a material adverse effect on our business, prospects or operations as well as and potentially the value of any cryptocurrencies we hold or expect to acquire for our own account and harm our investors.

If we are not able to comply with the applicable continued listing requirements or standards of Nasdaq, Nasdaq could delist our common stock or Series A Preferred Stock or broker-dealers may be discouraged from effecting transactions in shares of our securities.

Our common stock became listed and commenced trading on Nasdaq on March 23, 2020 and our Series A Preferred Stock commenced trading on Nasdaq on August 19, 2021. In order to maintain such listings, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price and certain corporate governance requirements. There can be no assurances that we will be able to comply with such applicable listing standards. If we fail to do so, Nasdaq may delist our common stock and Series A Preferred Stock, which would likely have an adverse impact on the market price and liquidity of such securities.

In addition, our shares of common stock have in the past constituted, and may again in the future constitute, “penny stock” within the meaning of Section 3(a)(51) of the Exchange Act and Rule 3a-51-1 thereunder, and so will be subject to the “penny stock” rules adopted under Section 15(g) (now 15(h)) of the Exchange Act. The penny stock rules generally apply to companies whose common stock is not listed on a national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers who trade penny stocks to persons other than “established customers” complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If our common stock is subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our common stock. If the common stock is subject to the penny stock rules, investors will find it more difficult to dispose of their shares of our common stock.

Raising additional funds through debt or equity financing could be dilutive and may cause the market price of our securities to decline. We still may need to raise additional funding which may not be available on acceptable terms, or at all. Failure to obtain additional capital may force us to delay, limit or terminate our product development efforts or other operations.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a shareholder. Furthermore, any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our products and services. In addition, the sale of a significant number of our shares of common stock, either by us or by our shareholders (in particular Brookstone, our largest shareholder) could depress the price of our securities.

We estimate that our current cash and cash equivalents will be sufficient for us to fund our operating expenses and capital expenditure requirements for at least the next 12 months. We may continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing. Additional funding may not be available to us on acceptable terms, or at all. Any failure to raise capital as and when needed, as a result of insufficient authorized shares or otherwise, could have a negative impact on our financial condition and on our ability to pursue our business plans and strategies.

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2: Properties

We lease approximately 20,902 square feet of office, manufacturing, and research and development space in Albany, New York, which houses the corporate offices of SHI and MTI Instruments as well as MTI Instruments’ business operations. The current lease agreement expires on December 31, 2024. When the sale of MTI Instruments occurs, approximately 17,424 square feet will be allocated to MTI Instruments and included as part of the sale, and the remaining 3,478 square feet will remain to house the corporate offices.

SCI leases approximately 19,000 square feet of space in four buildings in East Wenatchee, Washington. The space is leased for the purpose of operating SCI’s cryptocurrency mining business. The current lease agreements expire for one building on June 30, 2024, for another on November 30, 2024, and for the remaining two buildings on July 31, 2023.

On March 4, 2021, Soluna SW, LLC acquired a 3.2-acre tract of real property located in Murray, Kentucky on which it has built an energy-efficient cryptocurrency mining facility that includes 22 buildings for the Company’s miners.

We believe these facilities are generally well-maintained and adequate for the Company’s current needs and for expansion, if required.

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

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Capital Market under the trading symbol “SLNH.” The Company’s preferred stock is listed on Nasdaq Capital Market under the trading symbol “SLNHP.”

Holders

We have one class of common stock, par value $.001, and are authorized to issue 75,000,000 shares of common stock. Each share of the Company’s common stock is entitled to one vote on all matters submitted to shareholders. As of December 31, 2021, there were 13,754,206 shares of common stock issued and outstanding. As of March 28, 2022, there were approximately 195 shareholders of record of the Company’s common stock. The number of shareholders of record does not reflect the number of persons whose shares are held in nominee or “street” name accounts through brokers.

Dividends

As of December 31, 2021, we had 1,252,299 shares of our of 9.0% Series A Cumulative Perpetual Preferred Stock outstanding, which pursuant to the Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”), of the Company entitle such holders to dividends, when, as and if declared by the board of directors of the Company (the “Board of Directors”) (or a duly authorized committee of the Board of Directors), payable monthly in arrears on the final day of each month, beginning August 31, 2021. During 2021, we declared and paid preferred stock dividends totaling approximately $630 thousand.

The Company does not intend to pay dividends on our common stock and do not anticipate or contemplate paying cash dividends on our common stock in the foreseeable future. We currently intend to use all available funds to develop our business. We can give no assurance that we will ever have excess funds available to pay dividends. Any future determination as to the payment of dividends will depend upon critical requirements and limitations imposed by our credit agreements, if any, and such other factors as our Board of Directors may consider.

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

SHI currently conducts our businesses through our two wholly owned subsidiaries, SCI and MTI Instruments. SCI is presently engaged in the mining of cryptocurrency through data centers that can be powered by renewable energy sources. MTI Instruments is engaged in the design, manufacture, and sale of vibration measurement and system balancing solutions, precision linear displacement sensors, instruments and system solutions, and wafer inspection tools. Recently, SCI has built, and intends to continue to develop and build, modular data centers that are currently used for cryptocurrency mining and that in the future can be used for computing intensive, batchable applications, such as artificial intelligence and machine learning, with the goal of providing a cost-effective alternative to battery storage or transmission lines. Headquartered in Albany, New York, the Company uses technology and intentional design to solve complex, real-world challenges.

SCI was incorporated in Delaware on January 8, 2020 as EcoChain, Inc., which has a cryptocurrency mining facility that integrates with the cryptocurrency blockchain network in the State of Washington. Through the October 2021 acquisition by EcoChain, Inc. of an entity at the time named Soluna Computing, Inc., SCI also has a pipeline of certain cryptocurrency mining projects previously owned by HEL, a Canadian corporation incorporated under the laws of the Province of British Colombia that develops vertically-integrated, utility-scale computing facilities focused on cryptocurrency mining and cutting-edge blockchain applications. We earn revenue from this business as the mined cryptocurrencies are converted into U.S. dollars.

MTI Instruments was incorporated in New York on March 8, 2000 and is a supplier of vibration measurement and balancing systems, precision linear displacement solutions, and wafer inspection tools. MTI Instruments’ products consist of engine vibration analysis systems for both military and commercial aircraft and electronic gauging instruments for position, displacement and vibration application within the industrial manufacturing markets, as well as in the research, design and process development markets. These systems, tools and solutions are developed for markets and applications that require consistent operation of complex machinery and the precise measurements and control of products, processes, the development and implementation of automated manufacturing and assembly. On December 17, 2021, we announced that we had entered into the LOI to an unrelated third party with respect to the Sale. The LOI only represents a mutual indication of interest regarding the Sale and the terms of the Sale are subject to a number of contingencies, including the completion of customary due diligence and the negotiation and execution of definitive agreements. If the Sale is completed, the Company expects that we will exit the instrumentation business and that we will be focused on developing and monetizing green, zero-carbon computing and cryptocurrency mining facilities. As a result of the foregoing, the MTI Instruments business is being held as discontinued operations in our financial statements as of December 31, 2021 and prior periods included in this Annual Report and until it is sold, we will continue to operate the MTI Instruments business.

Recent Developments and Trends

We have used the net proceeds of our recent common stock and preferred stock offerings primarily for the acquisition, development and growth of our cryptocurrency mining facilities in Kentucky, which expanded SCI’s cryptocurrency business for fiscal year 2021, and into the future with an additional facility in Texas planned to launch in in fiscal year 2022 and additional pipelines for the future. We expect to develop and implement a capital strategy consisting of debt and equity to finance new projects, equipment purchases and upgrades in fiscal year 2022.

Miner Purchases and Deployments

At December 31, 2021, we had purchased, received and/or deployed the following miners:

Number of Miners
Miners deployed at January 1, 2021	617
Miners received and deployed during the year ended December 31, 2021	12,623
Miners received during the year ended December 31, 2021, but not deployed	5,876

Total Miners as of December 31, 2021	19,116

During 2021, we received 18,499 additional miners, and, as of December 31, 2021, we had deployed a total of 13,240 miners in our mining operations. At December 31, 2021, we had approximately $1.4 million payable to KUZU of ASIC miners, which arrived January 2022.

Results of Operations

Results of Operations for the Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020.

The following table summarizes changes in the various components of our net (loss) income during the year ended December 31, 2021 compared to the year ended December 31, 2020.

(Dollars in thousands)	Year Ended December 31, 2021	Year Ended December 31, 2020	$ Change	% Change
Cryptocurrency mining revenue	$10,932	$595	$10,337	1,737%
Data hosting revenue	$3,413	$—	$3,413	100%
Operating costs and expenses:
Cost of cryptocurrency mining revenue	$5,626	$405	$5,221	1,289%
Cost of data hosting revenue	$2,444	$—	$2,444	100%
Selling, general and administrative expenses	$10,751	$1,832	$8,919	487%
Operating (loss) income	$(4,476)	$(1,642)	$(2,834)	173%
Other income, net	$11	$100	$(89)	(89%)
Interest expense	$(1,879)	$—	$(1,879)	(100%)
(Loss) income before income taxes from continuing operations	$(6,344)	$(1,542)	$(4,802)	(311%)
Income tax (expense) benefit from continuing operations	$(44)	$332	$(376)	(113%)
Net loss from continuing operations	$(6,388)	$(1,210)	$(5,178)	(428%)
Income before income taxes from discontinuing operations	$1,087	$3,096	$(2,009)	(65%)
Income tax (expense) benefit from discontinued operations	$40	$60	$(20)	(33%)
Net income from discontinued operations	$1,127	$3,156	$(2,029)	(64%)
Net (loss) income	$(5,261)	$1,946	$(7,207)	(370%)

Cryptocurrency Mining Revenue: Cryptocurrency revenue consists of revenue recognized from SCI’s cryptocurrency mining operations.

Cryptocurrency revenue was approximately $10.9 million for the year ended December 31, 2021 compared to $595 thousand for the year ended December 31, 2020. SCI did not commence its cryptocurrency mining operations until the second quarter of 2020. The Company maintained its facility in Washington and in 2021 added two new mining site operations in Murray, Kentucky and Calvert City, Kentucky. Megawatts deployed increased from approximately 2 megawatts at the end of 2020 to approximately 25 megawatts at the end of 2021. This growth in capacity contributed to the growth in the business in fiscal year 2021.

Data Hosting Revenue: In August 2021, SCI began cryptocurrency hosting services in which SCI provides energized space and operating services to third-party mining companies who locate their mining hardware at one of SCI’s mining locations, in which they may receive a fee per miner installed, revenue share and if additional services are rendered, an additional service fee is charged to the outside parties. The Company’s revenue was $3.4 million for the year ended December 31, 2021, with no comparable services noted for the year ended December 31, 2020, in which are all attributed to the Kentucky data center location.

Cost of Cryptocurrency Revenue: Cost of cryptocurrency revenue includes direct utility costs, site overhead expenses, depreciation expenses, as well as overhead costs that relate to the operations of SCI’s cryptocurrency mining facilities in Washington and facilities in Kentucky. Going forward, cost of cryptocurrency revenue will include any additional SCI cryptocurrency mining facilities that are part of the Company’s future pipeline.

Cost of cryptocurrency revenue was approximately $5.6 million and $405 thousand for the year ended December 31, 2021 and 2020, respectively, approximately a $5.2 million increase.  As noted above, SCI did not commence cryptocurrency mining operations until the second quarter of 2020, and therefore there was no material cryptocurrency revenue or associated costs during the year ended December 31, 2020. As the Company began increasing their capacity, the associated costs began to increase.

Cost of Data Hosting Revenue: As noted above, SCI began hosting services in August 2021 in which expenses are allocated based on the cost driving activity. As such, there were no related charges in the year ended December 31, 2020.

Gross Margin: Gross profit, as a percentage of revenue, increased to 44% during 2021 compared to 32% for 2020, primarily due to mining operations having a stronger year for 2021. In fiscal year 2021, the Company began to streamline the mining operations into new facilities as compared fiscal year 2020 when the Company began their mining operations in the second quarter of 2020. The increase in gross profit for 2021 was slightly reduced due to the introduction of data hosting services in 2021, which had a lower gross profit margin of 28% compared to the cryptocurrency mining of 48.5% for fiscal year 2021.

Selling, General and Administrative Expenses: Selling, general and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology, and legal services.

Selling, general and administrative expenses for the year ended December 31, 2021 increased by $8.9 million, or 487%, to $10.7 million from $1.8 million for the year ended December 31, 2020. This increase was a result of both expenses incurred in 2021 for which there was no comparable expense in 2020 as well as from changes in a number of our traditional selling, general and administrative expenses. Expenses for which there was no comparable outlay in 2020 consisted of non-cash stock option grants of $1.3 million to our Chief Executive Officer (“CEO”) and members of our Board of Directors, non-cash stock restricted grants of $630 thousand to certain Company employees and members of our Board of Directors, $1.2 million related to other outside related expenses in conjunction with pipeline acquisition diligence and operating and management agreements with HEL, and $500 thousand in expenses related to investor relations matters. Also, the Company incurred approximately $1.6 million in amortization expense for the strategic pipeline contract acquired in the Soluna Callisto acquisition on October 29, 2021. The increase of $780 thousand in legal fees for the year ended December 31, 2021 was primarily due to $390 thousand of legal fees related to the transaction to lease the building for SCI’s new cryptocurrency mining facility and the surrounding land located in Kentucky, discussed above, as well as other general matters related to the operations of SCI, and $385 thousand in corporate legal expenses mainly related to the Company’s reincorporation in Nevada, the preparation and adoption of the 2021 Stock Incentive Plan (the “Plan”), the Special Meeting of Stockholders we held on March 25, 2021, at which the Company’s stockholders approved (among another matter) the reincorporation and the adoption of the 2021 Plan, the Annual Meeting of Stockholders held in May 2021 and the Special Meeting of Stockholders held on October 29, 2021, the amendment and restatement of the Plan, as well as other due diligence matters. In addition, there was a $135 thousand increase in consultant fees for the year related to CEO and Board of Directors compensation consultation and the annual stockholders meeting, $260 thousand for consultant expenses related to the Company’s SCI operations, $75 thousand for temporary staffing as the Company was expanding operations in the corporate finance division, and $200 thousand for public relations services.

Investor relations expenses incurred during the year ended December 31, 2021, and for which there was no comparable expense during the year ended December 31, 2020, were $500 thousand, consisting primarily of $90 thousand for Nasdaq registration fees in connection with the initial listing of our common stock and preferred stock, $260 thousand related to our retention of an investor relations consulting firm to assist us with creating a more formal investor relations strategy given our status as an SEC reporting and Nasdaq-listed company, $85 thousand related to the Special Meeting of Stockholders held on March 25, 2021 and October 29, 2021, including the fees and expenses of the proxy solicitor we retained in connection therewith, and $50 thousand in conjunction with the Company’s annual stockholders meeting.

Salaries and benefits expenses increased by $1.2 million during the year ended December 31, 2021, compared to the year ended December 31, 2020, $375 thousand of which is related to the salary and benefits of our Chief Financial Officer (hired in July 2020), CEO (hired in November 2020), Compliance Manager (hired in November 2020), and Financial Reporting Manager (hired in July 2021), $510 thousand of which is related to the salary and fringe benefits of 11 new employees of Soluna Callisto in connection with the October 2021 acquisition, as compared to none in prior year in which SCI payroll expenses were charged to selling, general and administrative for SCI in fiscal year 2021. The Company had eight corporate employees at the end of fiscal year 2021 compared to five Corporate employees at year ended December 31, 2020. Also, the Company has a significant increase in bonuses of $250 thousand due to growth in Company’s operations in the cryptocurrency mining and other operating initiatives set for the year ended December 31, 2021.

In addition, compared to the year ended December 31, 2020, travel expenses increased $72 thousand during the year ended December 31, 2021, primarily due to an increase in traveling to oversee the cryptocurrency mining locations, as well as the reduced travel restrictions related to the COVID-19 pandemic. Directors and officers insurance premiums increased by $250 thousand during the year ended December 31, 2021, compared to the year ended December 31, 2020 primarily to our status as an SEC reporting company and the increase in cryptocurrency operations.

The Company expects selling, general and administrative expenses to continue to increase in 2022 and generally going forward as the Company significantly expands their cryptocurrency operations.

Operating Loss: Operating loss increased to $4.5 million for the year ended December 31, 2021 from $1.6 million during the prior year. This $2.9 million loss increase was the result of the factors noted above, that is, significant increases in SGA for items not incurred in the prior year, as well as operations for SCI have significantly increased with increases in sales and costs for the year.

Interest expense: Interest expense for the year ended December 31, 2021 was $1.9 million and was primarily related to the $1.9 million of interest expense in relation to the Notes payable issued at the end of October 2021. The Company did not incur any interest expense for the year ended December 31, 2020.

Other Income, net: Other income for the year ended December 31, 2021 was $11 thousand related to interest income on operating cash balances offset with miscellaneous expenses. Other income for the year ended December 31, 2020 was $100 thousand and was primarily related to income from the sale of SCI’s excess equipment and interest income on operating cash balances.

Income Tax (Expense) Benefit: Income tax expense for the year ended December 31, 2021 was $44 thousand and was primarily a result a change in the valuation allowance for the year offset with temporary timing differences. Our effective income tax rate for the year ended December 31, 2021 was 1.0%. Income tax benefit for the year ended December 31, 2020 was $332 thousand and was primarily related to the increase of the tax asset based on projected future taxable earnings, giving the Company the ability to use prior tax losses. Our effective income tax rate for the year ended December 31, 2020 was (21)%.

Net Loss from continuing operations: Net loss from continuing operations for the year ended December 31, 2021 was $6.3 million compared to net loss from continuing operations of $1.2 million in 2020. The increase for loss for the year were the result of the factors noted above, including expenses not incurred in prior year such as amortization expense for the strategic pipeline contract intangible, depreciation on miners installed, and noncash compensation expense distributed to the board of directors and other members of management, offset with increases sales to the cryptocurrency mining and data hosting revenue.

Net Income from discontinued operations: The Company notes that discontinued operations held for sale relates to the Company’s MTI Instrumentation business. Net income from discontinued operations for the year ended December 31, 2021 was $1.1 million compared to net income of $3.1 million in 2020. The main cause of the decrease in net income was due to product revenue for the year declined about $1.9 million due to a decrease portable balance system product sales in which fewer items were shipped to the United States Air Force compared to 2020, in which a large order was placed in 2020. The cost of sales didn’t decline as significantly as product sales due to unfavorable mix of the volume of products sales, with more units being sold that had higher gross margins in the year ended December 31, 2020 compared to 2021.

Depreciation and Amortization: Depreciation and amortization expense during the year ended December 31, 2021 totaled approximately $3.7 million, which is an increase of approximately $3.6 million , as compared to $80 thousand for the year ended December 31, 2020. This increase is primarily due to higher depreciation recognized of $2.05 million for the two new facilities deployed in Kentucky and the associated miners, in addition to amortization expense of approximately $1.6 million related to the strategic pipeline contract that was acquired in October 2021.

Net (Loss) Income: Net loss for the year ended December 31, 2021 was $5.3 million compared to net income of $1.9 million for the year ended December 31, 2020, primarily as a result of the factors noted above with the losses incurred in continued operations offset with net income for the year in the MTI Instruments business as noted above.

Non-GAAP Measures

In addition to financial measures calculated in accordance U.S. generally accepted accounting principles (“GAAP”), we also use “Adjusted EBITDA.” Adjusted EBITDA is a non-GAAP financial measure defined as net income (loss) from continuing operations before interest, taxes, depreciation and amortization (“EBITDA”) adjusted to eliminate the effects of certain non-cash, non-recurring items, that do not reflect our ongoing strategic business operations. Management believes that Adjusted EBITDA results in a performance measurement that represents a key indicator of the Company’s business operations of cryptocurrency mining.

We believe Adjusted EBITDA can be an important financial measure because it allows management, investors, and our Board of Directors to evaluate and compare our operating results, including our return on capital and operating efficiencies, from period-to-period by making such adjustments. Non-GAAP financial measures are subject to material limitations as they are not in accordance with, or a substitute for, measurements prepared in accordance with GAAP. For example, we expect that stock-based compensation costs, which is excluded from the non-GAAP financial measures, will continue to be a significant recurring expense over the coming years and is an important part of the compensation provided to certain employees, officers, and directors. Similarly, we expect that depreciation and amortization of fixed assets will continue to be a recurring expense over the term of the useful life of the assets.

Adjusted EBITDA is provided in addition to, and should not be considered to be a substitute for, or superior to net income, the comparable measure calculated in accordance with U.S. GAAP. Further, Adjusted EBITDA should not be considered as an alternative to revenue growth, net income, diluted earnings per share or any other performance measure calculated in accordance with GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measures either in isolation or as substitutes for analyzing our results as reported under GAAP.

Reconciliations of Adjusted EBITDA to net income from continuing operations, the most comparable GAAP financial metric, for historical periods are presented in the table below:

(Dollars in thousands)	December 31, 2021	December 31, 2020

Net loss from continuing operations	$(6,388)	$(1,210)
Interest expense (income), net	1,864	(16)
Income tax expense (benefit)	44	(332)
Depreciation and amortization	3,703	81
EBITDA	(777)	(1,477)
Adjustments
Non-cash/ non-recurring items
Stock-based compensation costs	1,941	40
Exchange registration expenses	293	—
Adjusted EBITDA	$1,457	$(1,437)

Stock based compensation costs represented non-cash stock option grants of $1.3 million to our CEO and members of our Board of Directors and non-cash stock restricted grants of approximately $630 thousand to certain Company employees and members of our Board of Directors for the year ending December 31, 2021 compared to only $40 thousand for the year ended December 31, 2020.

The exchange registration expenses related to non-recurring expenses of approximately $189 thousand associated with the Company’s reincorporation in Nevada in March 2021 and the related special meeting of stockholders we held on March 25, 2021 to approve the reincorporation and the adoption of the 2021 Stock Incentive Plan. In addition, the Company incurred approximately $104 thousand in fees related to the initial listing of our common stock on The Nasdaq Stock Market LLC (“Nasdaq”) and associated legal assistance in connection with our registration matters. There were no comparable exchange registration expenses related for the year ended December 31, 2020.

Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table:

	Years Ended December 31,
(Dollars in thousands)	2021	2020
Cash	$10,258	$2,630
Working capital	9,299	3,142
Net loss from continuing operations	(6,388)	(1,210)
Net income from discontinued operations	1,127	3,156
Net cash provided by (used in) operating activities	4,635	(1,214)
Net cash provided by operating activities for discontinued operations	917	3,115
Purchase of property, plant and equipment	(45,792)	(805)
Cash dividends paid on preferred stock	(630)	-

The Company has historically incurred significant losses primarily due to its past efforts to fund direct methanol fuel cell product development and commercialization programs and had a consolidated accumulated deficit of approximately $123.7 million as of December 31, 2021. As of December 31, 2021, the Company had working capital of approximately $9.3 million, a line of credit outstanding of $1.0 million, $7.1 million outstanding note payable that is convertible into common stock, in certain circumstances, outstanding commitments related to SCI for $16.2 million for capital expenditures, and approximately $10.3 million of cash available to fund our operations.

Based on business developments, including changes in production levels, staffing requirements, and network infrastructure improvements, we will require additional capital equipment in the foreseeable future. With the Company’s shift in focus of the business, and the potential sale of the MTI Instruments business, the Company expects that it will exit the instrumentation business and will be focused on developing and monetizing green, zero-carbon computing and cryptocurrency mining facilities. Although the Company has seen profits in operating activities in the past two years in its discontinued operations-held for sale segment, the Company has seen significant growth in its cryptocurrency business and has focused attention towards that segment.

As we have done historically, we expect to continue funding operations from our current cash position and our projected 2022 cash flows pursuant to management’s plans. If necessary, we may also seek to supplement our resources by increasing credit facilities to fund operational working capital and capital expenditure requirements. We expect to fund growth (additional cryptocurrency mining facilities and miners) through capital raise activities, to the extent that we can successfully raise capital through additional debt or equity sales. Any additional financing, if required, may not be available to us on acceptable terms or at all.

While it cannot be assured, management believes that, due in part to our current working capital level and projected cash requirements for our existing operations, its current available cash of approximately $10.3 million, and our projected 2022 cash flow pursuant to management’s plans and anticipated profits from the sale of MTI Instruments, which we expect to be completed during the year ending December 31, 2022, the Company will have adequate resources to fund its operations through at least the end of the first quarter of 2023. As noted above, the Company expects to fund capital expenditures associated with managements anticipated growth strategy for SCI through capital raises. The Company has entered into an unsecured line of credit for $1.0 million to assist with possible future financing, which as of December 31, 2021, the entire amount had been drawn upon and was outstanding. In addition, on October 20, 2021, we issued to certain institutional investors secured convertible notes in the aggregate principal amount of approximately $16.3 million for an aggregate purchase price of $15.0 million. The notes are convertible, subject to certain conditions, at any time at the option of the Investors, into an aggregate of 1,776,073 shares of the Company’s common stock. On December 30, 2021, we entered into a Master Equipment Finance Agreement (the “Master Agreement”) with NYDIG ABL LLC (“NYDIG”) as lender, servicer and collateral agent. The Master Agreement outlined the framework for a financing up to approximately $14.4 million. Subsequently, the parties negotiated the specific terms of each equipment financing transaction as well as the terms upon which the investors would consent to the transactions contemplated by the Master Agreement. Subsequent to December 31, 2021, on January 14, 2022, we borrowed loans under the Master Agreement in the aggregate principal amount of approximately $4.6 million that will bear interest at 14% and will be repaid over 24 months. On February 22, 2022, we issued to certain institutional lenders promissory notes in an aggregate principal amount of $7.6 million for an aggregate purchase price of $7.6 million as the first tranche of an aggregate financing of $20.0 million. On March 10, 2022, we issued to the lenders a second tranche of an aggregate principal amount of $2.4 million. The Company expects to issue to the lenders a third tranche of promissory notes in an aggregate principal amount of $10.0 million for an aggregate purchase price of $10.0 million along with Class D common stock purchase warrants to purchase up to an aggregate of 500,000 shares of common stock.

If our revenue estimates are off either in timing or amount, or if cash generated from operations is insufficient to satisfy the operational working capital and capital expenditure requirements, the Company may need to implement additional steps to ensure liquidity including, but not limited to, the deferral of planned capital spending and/or delaying existing or pending product development initiatives, or the Company may be required to obtain credit facilities or other loans, if available, to fund these initiatives. The Company has no other formal commitments for funding its future needs at this time and any additional financing we may require during the year ending December 31, 2022, may not be available to us on acceptable terms or at all. Any one or more of such steps, if required, could potentially have a material and adverse effect on our business, results of operations, and financial condition.

Operating Activities

Net cash provided by operating activities from continuing operations was approximately $4.6 million during the year ended December 31, 2021. Cash was provided from operations by a net loss of $6.4 million, less non-cash items of $7.8 million, consisting primarily of $3.7 million of amortization and depreciation expense for the year for the intangible asset acquired and significant additions in fixed assets, approximately $2.0 million in stock-based compensation expense, and $1.9 million for amortization of deferred financing costs and discount on notes payables issued during the year. The change in asset and liabilities of $3.3 million consisted primary of increases in accounts payable and accrued liabilities of $5.0 million offset by $2.2 million with increases in accounts receivable, prepaids and other assets, and other long- term assets.

Net cash used in operating activities from continuing operations was approximately $1.2 million during the year ended December 31, 2020. Cash was consumed from operations by a net loss of $1.2 million, less $81 thousand of depreciation, $40 thousand of stock compensation expense, and $86 thousand for amortization of lease asset. The change in assets and liabilities of $125 thousand was mainly due to increases in the year of accounts payable, accrued liabilities, and other liabilities of $537 thousand offset with increases in accounts receivable and other assets of $335 thousand.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2021 was approximately $57.2 million compared to $1.8 million in for the year ended December 31, 2020. In 2021, the Company had $45.8 million worth of capital expenditures, a net change of $9.9 million in deposits on equipment and $1.6 million of cash purchased on intangible assets in relation to the asset acquisition in the current year. In 2020, the Company only had $805 thousand in capital expenditures, $280 thousand net change in deposits on equipment and $750 thousand for a purchase of stock in equity investment.

Financing Activities

Net cash provided by financing activities was approximately $59.3 million during the year ended December 31, 2021, which consisted of the common stock capital raise and preferred stock raises that totaled approximately $40.7 in net proceeds. The Company also received proceeds from a notes issuance of $15 million less costs associated of $1.3 million. The Company also exercised warrants totaling approximately $4.6 million and had stock option exercises of approximately $100 thousand. The Company borrowed $1.0 million under their line of credit and made cash dividend payments to preferred stockholders of around $630 thousand. During the year ended 2020, the Company only had stock option exercises totaling approximately $83 thousand.

Debt

On September 13, 2021, the Company entered into a $1.0 million unsecured line of credit with KeyBank National Association, that will, among other things, allow the Company to request loans and to use the proceeds of such loans for working capital and other general corporate purposes.  The line of credit may be drawn at the discretion of the Company and bears interest at a rate of prime +.75% per annum. Accrued interest is due monthly, and principal is due in full following the lender’s demand. As of December 31, 2021, the entire line of credit of $1.0 million was drawn and outstanding. MTI Instruments, previously held a secured line of credit with Pioneer Bank in the amount of $300 thousand. The secured line of credit was closed on September 10, 2021 with no outstanding amounts.

In addition, on October 20, 2021, the Company issued to certain institution investors secured convertible notes in the aggregate principal amount of approximately $16.3 million for an aggregate purchase price of $15.0 million. The notes are convertible, subject to certain conditions, at any time at the option of the investors, into an aggregate of 1,776,073 shares of the Company’s common stock.

Subsequent to year-end, the Company entered into a Master Financing Agreement with NYDIG for $14.4 million. On February 22, 2022, the Company issued to certain institutional lenders promissory notes in an aggregate principal amount of $7.6 million for an aggregate purchase price of $7.6 million as the first tranche of an aggregate financing of $20.0 million. On March 10, 2022, the Company has issued to the lenders a second tranche of an aggregate principal amount of $2.4 million for an aggregate purchase price of $2.4 million. The Company expects to issue to the lenders a third tranche of promissory notes in an aggregate principal amount of $10.0 million for an aggregate purchase price of $10.0 million.

The COVID-19 Pandemic

In response to the COVID-19 global pandemic, the Company has implemented procedures to support flexible working arrangements for its workforce based on business needs. While these measures have been necessary and appropriate, they may result in additional costs and may adversely impact the Company’s business and financial performance. As the Company’s response to the pandemic evolves, the Company may incur additional costs and will potentially experience adverse impacts to its business, each of which are uncertain at this time.

 Critical Accounting Policies and Significant Judgments and Estimates

The prior discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. Note 2 of the Consolidated Financial Statements included in this Annual Report on Form 10-K includes a summary of our most significant accounting policies. The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue, expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, income taxes and share-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Periodically, our management reviews our critical accounting estimates with the Audit Committee of our Board of Directors.

The significant accounting policies that we believe are most critical to aid in fully understanding and evaluating our consolidated financial statements include the following:

Revenue Recognition, Accounts Receivable, and Allowance for Doubtful Accounts. Cryptocurrency revenue consists of revenue recognized from SCI’s cryptocurrency mining facility. Revenue is recognized at the cryptocurrency’s realized cash value based upon the rates at cryptocurrency exchanges where we are registered. Cryptocurrencies are earned when the miners solve complex computations and cryptocurrency is issued as a result. The mined cryptocurrency is immediately paid to the Coinbase wallet. Cryptocurrency is converted to U.S. dollars on a daily basis. Also, the Company has entered into customer hosting contracts whereby the Company provides electrical power to cryptocurrency mining customers, and the customers pay a stated amount per megawatt-hour (“MWh”) (“Contract Capacity”) as well as a share of the coins mined.  The fee is paid monthly in advance. The actual monthly amounts are calculated after the close of each month and reconciled to the monthly advance.

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

Asset Acquisition.

As the discussed above, on October 29, 2021, we closed the Soluna Callisto acquisition, pursuant to an Agreement  and Plan of Merger dated as of August 11, 2021, by and among the Company, SCI and Soluna Callisto.. The purpose of the transaction was for SCI to acquire substantially all of the assets (other than those assets physically located in Morocco) formerly held by HEL, which assets consisted of Soluna Callisto’s existing pipeline of certain cryptocurrency mining projects that HEL previously transferred to Soluna Callisto and to provide SCI with the opportunity to directly employ or retain the services of four individuals whose services it had retained through HEL prior to the merger. As a result of the merger, each share of common stock of Soluna Callisto issued and outstanding immediately prior to the effective time of the merger, other than shares owned by the Company or any of our subsidiaries, was cancelled and converted into the right to receive a proportionate share of up to 2,970,000 shares (the “Merger Shares”) of the Company’s common stock payable upon the achievement of certain milestones within five years after the effective date in the merger, as set forth in the merger agreement and the schedules thereto (the “Merger Consideration”).

In connection with the Soluna Callisto acquisition, effective as of October 29, 2021, pursuant to the terms of a termination agreement dated as of August 11, 2021 by and among the Company, SCI, and HEL, on November 5, 2021, SCI paid HEL $725,000 and SHI issued to HEL 150,000 shares of SHI common stock (the “Termination Shares”). SCI also reimbursed HEL $75,000 for transaction-related fees and expenses. SHI included the termination costs as part of asset acquisition per ASC 805-50. Based on the closing price of the SHI common stock on Nasdaq on November 5, 2021, SHI has valued the aggregate termination consideration at approximately $1.9 million.

The acquisition was accounted for, for purposes of GAAP, using the asset acquisition method of accounting under the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 805-50. SHI determined that it acquired in the acquisition a group of similar identifiable assets (primarily, the “strategic pipeline contract” of certain cryptocurrency mining projects), which it classified as an intangible asset for accounting purposes. As a result, SHI’s acquisition of the set of assets and activities that it acquired will constitute an asset acquisition, as opposed to a business acquisition, under ASC 805. ASC 805-50 provides that assets acquired in an asset acquisition are measured based on the costs of the acquisition, which is the consideration that the acquirer transfers to the seller, and includes direct transaction costs related to the acquisition. SHI includes Soluna Callisto’s results of operations in our results of operations beginning on the effective date of the of the acquisition, October 29, 2021.

Fair Value Measurement.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

The Company had Warrants included within the SPA agreement as noted in Footnote 9. The Warrants are considered freestanding equity-classified instruments due to their detachable and separately exercisable features and meet the indexation criteria within derivative accounting. Accordingly, the Warrants are presented as a component of Stockholders’ Equity in accordance with derivative accounting.

Consistent with the guidance in purchase accounting, the value of the Strategic Pipeline Contract as of the acquisition date was estimated using an expected value approach, which probability-weights various future outcomes and uses certain Level 3 inputs.

Share-Based Payments. We grant options to purchase our common stock and award restricted stock to our employees and directors under our equity incentive plans. The benefits provided under these plans are share-based payments and we account for stock-based awards exchanged for employee service in accordance with the appropriate share-based payment accounting guidance. Stock-based compensation represents the cost related to stock-based awards granted to employees and directors. We measure stock-based compensation cost at grant date based on the estimated fair value of the award and recognize the cost as expense on a straight-line basis in accordance with the vesting of the options (net of estimated forfeitures) over the employee’s requisite service period. We estimate the fair value of stock-based awards on the grant date using a Black-Scholes valuation model. We use the fair value method of accounting with the modified prospective application, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions apply to new awards and to awards that are outstanding on the effective date and subsequently modified.

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

Factors Expected to Affect Our Future Results

We expect our revenues to comprise a combination of: (i) block rewards in Bitcoin, which are fixed rewards programmed into the Bitcoin software that are awarded to a miner or a group of miners for solving the cryptographic problem required to create a new block on a given blockchain and (ii) transaction fees in Bitcoin, which are flexible fees earned for verifying transactions in support of the blockchain.

Block rewards are fixed and the Bitcoin network is designed to periodically reduce them through halving. Currently the block rewards are fixed at 6.25 Bitcoin per block, and it is estimated that it will halve again to 3.125 Bitcoin in March 2024.

Bitcoin miners also collect transaction fees for each transaction they confirm. Miners validate unconfirmed transactions by adding the previously unconfirmed transactions to new blocks in the blockchain. Miners are not forced to confirm any specific transaction, but they are economically incentivized to confirm valid transactions as a means of collecting fees. Miners have historically accepted relatively low transaction confirmation fees, because miners have a very low marginal cost of validating unconfirmed transactions; however, unlike the fixed block rewards, transaction fees may vary, depending on the consensus set within the network.

As the use of the Bitcoin network expands and the total number of Bitcoin available to mine and, thus, the block rewards, declines over time, we expect the mining incentive structure to transition to a higher reliance on transaction confirmation fees, and the transaction fees to become a larger proportion of the revenues to miners.

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

Item 9A: Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of SHI’s disclosure controls and procedures as of December 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control—Integrated Framework (2013 version) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using the criteria set forth in Internal Control—Integrated Framework, Management has concluded that our internal control over financial reporting was effective as of December 31, 2021.

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

/s/ Jessica L. Thomas
Chief Financial Officer
(Principal Financial Officer)

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended December 31, 2021 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Item 9B: Other Information

Not applicable

Item 9C: Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Code of Conduct and Ethics: We have adopted a Code of Conduct and Ethics for employees, officers and directors. A copy of the Code of Conduct and Ethics is available on our website at https://www.solunacomputing.com under Investors, Governance Documents.

The remaining information required by this Item 10 is incorporated herein by reference to the information appearing under the captions “Information about our Directors,” “Executive Officers,” “Board of Director Meetings and Committees – Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC on or before April 30, 2022.

Item 11: Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the information appearing under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC on or before April 30, 2022.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

As of December 31, 2021, we have three equity compensation plans, each of which was originally approved by our shareholders, the Soluna Holdings, Inc., formerly known as Mechanical Technology Incorporated, 2012 Equity Incentive Plan, the Soluna Holdings, Inc., formerly known as Mechanical Technology Incorporated, 2014 Equity Incentive Plan, and the Amended and Restated Soluna Holdings, Inc., formerly known as Mechanical Technology Incorporated, 2021 Equity Incentive Plan (the “2021 Plan” and collectively, the “Plans”). See Note 13 of our Consolidated Financial Statements in this Annual Report on Form 10-K for a description of the Plans.

The following table presents information regarding these plans as of December 31, 2021:

Number of Securities Remaining
Available for Future Issuance
	Number of Securities To Be		Under
	Issued Upon Exercise of	Weighted Average Exercise	Equity Compensation Plans
	Outstanding	Price of Outstanding	(excluding securities reflected in
	Options, Warrants, Rights(1)	Options, Warrants, Rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans
approved by security holders	991,550	$5.44	392,717(2)

(1)

The securities available under the Plans for issuance and issuable pursuant to exercises of outstanding options may be adjusted in the event of a change in outstanding stock by reason of stock dividend, stock splits, reverse stock splits, etc.

(2)	Commencing on January 1, 2022, on the first trading day of each new fiscal year, the number of shares of common stock reserved for issuance under the 2021 Plan will automatically increase by fifteen percent (15%) of the number of shares of common stock outstanding on such date.

The remaining information required by this Item 12 is incorporated herein by reference to information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders to be filed with the SEC on or before April 30, 2022.

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the information appearing under the captions “Certain Relationships and Related Transactions” and “Information about our Directors” in our definitive Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the SEC on or before April 30, 2022.

Item 14: Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the information appearing under the caption “Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2022 Annual Meeting of Shareholders to be filed with the SEC on or before April 30, 2022.

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
2.1

Agreement and Plan of Merger dated August 11, 2021, by and among Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, SCI Merger Sub, Inc., and Soluna Callisto Holdings Inc., formerly known as Soluna Computing, Inc. (incorporated by reference from Exhibit 2.1 of the Company’s Form 8-K Report filed August 12, 2021).

3.1

Articles of Incorporation of Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated (incorporated by reference from Exhibit 3.1 of the Company’s Form 10-K Report for the year ended December 31, 2020).

3.2	Articles of Merger filed with the Secretary of State of Nevada (incorporated by reference from Exhibit 3.3 of the Company’s Form 10-K Report for the year ended December 31, 2020).
3.3	Certificate of Merger filed with the Department of State of New York (incorporated by reference from Exhibit 3.4 of the Company’s Form 10-K Report for the year ended December 31, 2020).
3.4	Certificate of Amendment filed with the Secretary of State of Nevada dated June 9, 2021 (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-K Report filed June 15, 2021).
3.5

Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on November 2, 2021 (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-K Report filed November 4, 2021).

3.6

Bylaws of the Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, (incorporated by reference from Exhibit 3.2 of the Company’s Form 10-K Report for the year ended December 31, 2020).

4.1	Form of Common Purchase Warrant (incorporated by reference from Exhibit 4.3 of the Company’s Registration Statement on Form S-1/A filed April 12, 2021).
4.2	Form of Underwriters’ Warrant (incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement on Form S-1/A filed April 12, 2021).
4.3

Form of Warrant Agent Agreement between Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, and American Stock Transfer & Trust Company, LLC (incorporated by reference from Exhibit 4.1 of the Company’s Form 8-K Report filed April 29, 2021).

4.4

Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock filed with the Secretary of State of the State of Nevada on August 18, 2021 (incorporated by reference from Exhibit 4.1 of the Company’s Form 8-A filed August 19, 2021).

4.5

Certificate of Amendment to Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock, filed with the Secretary of State of the State of Nevada on December 22, 2021 (incorporated by reference from Exhibit 4.1 of the Company’s Form 8-K Report filed December 29, 2021).

4.6	Form of 9.0% Series A Cumulative Perpetual Preferred Stock Certificate (incorporated by reference from Exhibit 4.2 of the Company’s Form 8-K Report filed August 23, 2021).
4.7

Form of Secured Convertible Note issued by the Company pursuant to and in accordance with the Securities Purchase Agreement dated as of October 20, 2021 (incorporated by reference from Exhibit 4.1 of the Company’s Form 8-K Report filed October 25, 2021).

4.8

Form of Class A Common Stock Purchase Warrant issued by the Company pursuant to and in accordance with the Securities Purchase Agreement dated as of October 20, 2021 (incorporated by reference from Exhibit 4.2 of the Company’s Form 8-K Report filed October 25, 2021).

4.9

Form of Class B Common Stock Purchase Warrant issued by the Company pursuant to and in accordance with the Securities Purchase Agreement dated as of October 20, 2021 (incorporated by reference from Exhibit 4.3 of the Company’s Form 8-K Report filed October 25, 2021).

4.10

Form of Class C Common Stock Purchase Warrant issued by the Company pursuant to and in accordance with the Securities Purchase Agreement dated as of October 20, 2021 (incorporated by reference from Exhibit 4.4 of the Company’s Form 8-K Report filed October 25, 2021).

4.11	Form of Representative’s Warrant (incorporated by reference from Exhibit 4.2 of the Company’s Form 8-K Report filed December 29, 2021).
4.12	Form of Class D Common Stock Purchase Warrants.

4.13	Description of Securities.

10.1+

Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, Amended and Restated 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.3 of the Company’s Form 10-K Report for the year ended December 31, 2016).

10.2+

Form of Restricted Stock Agreement Notice for Board of Directors and Employees for Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.2 of the Company’s Form 10-Q Report for the quarter ended June 30, 2012).

10.3+

Form of Incentive Stock Option Notice for Employees for Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.3 of the Company’s Form 10-Q Report for the quarter ended June 30, 2012).

10.4+

Form of Non-Qualified Stock Option Notice for Employees for Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.4 of the Company’s Form 10-Q Report for the quarter ended June 30, 2012).

10.5+

Form of Non-Qualified Stock Option Notice for Board of Directors for Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.5 of the Company’s Form 10-Q Report for the quarter ended June 30, 2012).

10.6+

Form of Restricted Stock Award Agreement under the Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, Amended and Restated 2012 Equity Incentive Plan (incorporated by reference from Exhibit 10.8 of the Company’s Registration Statement on Form 10 filed March 4, 2020).

10.7+

Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, 2014 Equity Incentive Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement on Schedule 14A filed with the Commission on April 25, 2014).

10.8+

Form of Restricted Stock Grant Agreement under the Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, 2014 Equity Incentive Plan (incorporated by reference from Exhibit 10.10 of the Company’s Registration Statement on Form 10 filed March 4, 2020).

10.9+

Form of Nonstatutory Stock Option Grant Agreement under the Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, 2014 Equity Incentive Plan (incorporated by reference from Exhibit 4.3 of the Company’s Registration Statement on Form S-8 (File No. 333-196989) filed with the Commission on June 24, 2014).

10.10+

Form of Incentive Stock Option Grant Agreement under the Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, 2014 Equity Incentive Plan (incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement on Form S-8 (File No. 333-196989) filed with the Commission on June 24, 2014).

10.11+

Amended and Restated Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, 2021 Stock Incentive Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement on Schedule 14A filed with the Commission on October 7, 2021)

10.12+	Form of Stock Option Agreement under the Amended and Restated Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, 2021 Stock Incentive Plan
10.13+	Form of Restricted Stock Agreement under the Amended and Restated Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, 2021 Stock Incentive Plan
10.14+	Form of Restricted Stock Unit Agreement under the Amended and Restated Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, 2021 Stock Incentive Plan
10.15

Lease dated August 10, 1999 between Carl E. Touhey and Soluna Holdings, Inc., formerly known as Mechanical Technology, Inc., (incorporated by reference from Exhibit 10.38 of the Company's Form 10-K Report for the fiscal year ended September 30, 1999).

10.16

Amendment No. 1 to Lease Agreement Between Soluna Holdings, Inc., formerly known as Mechanical Technology Inc., and Carl E. Touhey dated September 29, 2009 (incorporated by reference from Exhibit 10.166 of the Company's Form 10-K Report for the year ended December 31, 2009).

10.17

Amendment No. 2 to Lease Agreement Between MTI Instruments Inc. and Carl E. Touhey dated May 2, 2014 (incorporated by reference from Exhibit 10.1 of the Company's Form 10-Q Report for the quarter ended March 31, 2014).

10.18

Amendment No. 3 to Lease Agreement Between MTI Instruments Inc. and CETF Properties, LLC dated January 1, 2018 (incorporated by reference from Exhibit 10.16 of the Company’s Registration Statement on Form 10 filed September 30, 2020).

10.19

Amendment No. 4 to Lease Agreement Between MTI Instruments Inc. and CETF Properties, LLC dated December 4, 2019 (incorporated by reference from Exhibit 10.17 of the Company’s Registration Statement on Form 10 filed September 30, 2020).

10.20	Amendment No. 5 to Lease Agreement Between MTI Instruments Inc. and CETF Properties, LLC dated June 30, 2021.
10.21#

Contract dated July 1, 2016 between Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, and the U.S. Air Force (incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q Report for the quarter ended June 30, 2016).

10.22

Securities Purchase Agreement dated as of October 21, 2016, by and between Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, and Brookstone Partners Acquisition XXIV, LLC (incorporated by reference from Exhibit 10.22 of the Company’s Form 8-K Report filed October 21, 2016).

10.23

Registration Rights Agreement dated as of October 21, 2016, by and between Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, and Brookstone Partners Acquisition XXIV, LLC (incorporated by reference from Exhibit 10.23 of the Company’s Form 8-K Report filed October 21, 2016).

10.24

Form of Option Exercise and Stock Transfer Restriction Agreement between Soluna Holdings, Inc. and its Chief Executive Officer, Chief Financial Officer and Non-Employee Directors (incorporated by reference from Exhibit 10.24 of the Company’s Form 8-K Report filed October 21, 2016).

10.25

Class A Preferred Share Purchase Agreement dated January 13, 2020, among Harmattan Energy, Ltd., formerly known as Soluna Technologies, Ltd., Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, and the other investors set forth on Exhibit A thereto (incorporated by reference from Exhibit 10.21 of the Company’s Registration Statement on Form 10 filed March 4, 2020).

10.26	Amended and Restated Contingent Rights Agreement dated November 5, 2021, by and between Harmattan Energy, Ltd. and Soluna Holdings, Inc.
10.27

Side Letter Agreement dated January 13, 2020, by and between Harmattan Energy, Ltd., formerly known as Soluna Technologies, Ltd., and Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated (incorporated by reference from Exhibit 10.23 of the Company’s Registration Statement on Form 10 filed March 4, 2020).

10.28

Sale Order dated May 18, 2020, by and between GigaWatt, Inc. and the United States Bankruptcy Court Eastern District of Washington (incorporated by reference from Exhibit 10.32 of the Company’s Registration Statement on Form 10 filed September 30, 2020).

10.29

Intellectual Property Assignment Agreement dated May 20, 2020, by and between Mark D. Waldron, as Chapter 11 Trustee and Soluna Computing, Inc., formerly known as EcoChain, Inc (incorporated by reference from Exhibit 10.35 of the Company’s Registration Statement on Form 10 filed September 30, 2020).

10.30

Assignment of Lease Agreements dated February 4, 2020, by and between, on the one hand, David M. Carlson, Dorrinda M. Carlson, Enterprise Focus, Inc. and, on the other hand, Mark D. Waldron, in his capacity as the Chapter 11 Trustee (incorporated by reference from Exhibit 10.37 of the Company’s Registration Statement on Form 10 filed September 30, 2020).

10.31

Commercial Lease dated August 1, 2018, by and between TNT Business Complexes, LLC and Enterprise Focus, Inc. and Dave Carlson (incorporated by reference from Exhibit 10.38 of the Company’s Registration Statement on Form 10 filed September 30, 2020).

10.32

Commercial Lease dated November 14, 2014, by and between TNT Business Complexes, LLC and Dave Carlson /Enterprise Focus, Inc. (incorporated by reference from Exhibit 10.39 of the Company’s Registration Statement on Form 10 filed September 30, 2020).

10.33

October 21, 2019 Certified Letter Regarding Option to Extend Commercial Lease dated November 14, 2014, by and between TNT Business Complexes, LLC and Dave Carlson /Enterprise Focus, Inc (incorporated by reference from Exhibit 10.40 of the Company’s Registration Statement on Form 10 filed September 30, 2020).

10.34	Amendment of Commercial Lease Agreement dated January 28, 2020, by and between Mark Waldron, as Chapter 11 Trustee and TNT Business Complexes, LLC (incorporated by reference from Exhibit 10.41 of the Company’s Registration Statement on Form 10 filed September 30, 2020).

10.35	Industrial Power Contract dated February 22, 2021, by and between Soluna SW LLC, formerly known as EcoChain Wind, LLC, and a West Kentucky Rural Electric Cooperative Collaboration (incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q Report for the quarter ended June 30, 2021)

10.36	Form of Purchase Agreement dated as of April 11, 2021, by and between Soluna MC LLC, formerly known as EcoChain Block, LLC, and Seller (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K Report filed April 12, 2021).

10.37	Form of Ground Lease Agreement dated as of May 3, 2021, by and between Soluna MC LLC, formerly known as EcoChain Block, LLC, and a power-providing cooperative (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K Report filed May 4, 2021).

10.38	Form of Land Lease Agreement dated as of May 3, 2021, by and between Soluna MC LLC, formerly known as EcoChain Block, LLC, and a power-providing cooperative (incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K Report filed May 4, 2021).

10.39	Form of Power Supply Agreement dated as of May 3, 2021, by and between Soluna MC LLC, formerly known as EcoChain Block, LLC, and a power-providing cooperative (incorporated by reference from Exhibit 10.3 of the Company’s Form 8-K Report filed May 4, 2021).

10.40	Form of Transition Services Agreement dated as of May 3, 2021, by and between Soluna MC LLC, formerly known as EcoChain Block, LLC, and a power-providing cooperative (incorporated by reference from Exhibit 10.4 of the Company’s Form 8-K Report filed May 4, 2021).

10.41	Form of Guaranty of Rent dated as of May 3, 2021, by and between Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, and a power-providing cooperative (incorporated by reference from Exhibit 10.5 of the Company’s Form 8-K Report filed May 4, 2021).

10.42	Termination Agreement dated August 11, 2021, by and among Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, Soluna Computing, Inc., formerly known as EcoChain, Inc., and Harmattan Energy, Ltd. (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K Report filed August 12, 2021).

10.43	Securities Purchase Agreement dated October 20, 2021, by and between Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, and accredited investors (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K Report filed October 25, 2021).

10.44	Registration Rights Agreement dated October 25, 2021, by and between the Company and accredited investors (incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K Report filed October 25, 2021).

10.45

Security Agreement dated October 25, 2021, by and among the Company, MTI Instruments and Soluna Computing, Inc., formerly known as EcoChain, Inc., Soluna MC LLC, formerly known as EcoChain Block LLC, and Soluna SW LLC, formerly known as EcoChain Wind LLC, and Collateral Services LLC (incorporated by reference from Exhibit 10.3 of the Company’s Form 8-K Report filed October 25, 2021).

10.46

Master Equipment Finance Agreement, dated as of December 30, 2021 by and between Soluna MC Borrowing 2021-1 LLC and NYDIG ABL LLC (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K Report filed January 18, 2022).

10.47	Digital Asset Account Control Agreement, effective as of December 30, 2021 by and among Soluna MC Borrowing 2021-1 LLC, NYDIG ABL LLC and NYDIG Trust Company LLC (incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K Report filed January 18, 2022).

10.48	Guaranty Agreement, dated as of December 30, 2021 by Soluna MC LLC, in favor of NYDIG ABL LLC (incorporated by reference from Exhibit 10.3 of the Company’s Form 8-K Report filed January 18, 2022).

10.49	Consent and Waiver Agreement, dated January 13, 2022, by and among the Company and the purchasers signatory to the Securities Purchase Agreement, dated as of October 20, 2021 (incorporated by reference from Exhibit 10.4 of the Company’s Form 8-K Report filed January 18, 2022).

10.50+	Employment Agreement, by and between Soluna Holdings, Inc. and Michael Toporek, dated as of January 14, 2022 (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K Report filed January 21, 2022).

10.51+

Employment Agreement, by and between MTI Instruments, Inc. and Moshe Binyamin, dated as of January 20, 2022 (incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K Report filed January 21, 2022).

10.52+	Employment Agreement, by and between Soluna Computing, Inc., formerly known as EcoChain, Inc., and John Belizaire, dated as of October 29, 2021.
10.53	Form of Note by and between Soluna Holdings, Inc. and certain institutional lenders.

10.54	Commercial Security Agreement, by and between Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, and KeyBank National Association, dated September 15, 2021.
10.55	Promissory Note, by and between Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, and KeyBank National Association, dated September 15, 2021.
21	Subsidiaries of Soluna Holdings, Inc.
23.1	Consent of Wojeski & Company CPAs, P.C.

23.2	Consent of UHY LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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

SOLUNA HOLDINGS, INC.

Date: March 31, 2022	By:	/s/ Michael Toporek
Michael Toporek
Chief Executive Officer

Date: March 31, 2022	By:	/s/ Jessica L. Thomas
Jessica L. Thomas
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Michael Toporek	Chief Executive Officer, Director
Michael Toporek	(Principal Executive Officer)	March 31, 2022

/s/ Jessica L. Thomas	Chief Financial Officer
Jessica L. Thomas	(Principal Financial and Accounting Officer)	March 31, 2022

/s/ William Phelan	Chairman
William Phelan		March 31, 2022

/s/ Edward R. Hirshfield	Director
Edward R. Hirshfield		March 31, 2022

/s/ Matthew E. Lipman	Director
Matthew E. Lipman		March 31, 2022

/s/ Thomas J. Marusak	Director
Thomas J. Marusak		March 31, 2022

/s/ David C. Michaels	Director
David C. Michaels		March 31, 2022

/s/ William Hazelip	Director
William Hazelip		March 31, 2022

/s/ Alykhan Madhavji	Director
Alykhan Madhavji		March 31, 2022

/s/ John Belizaire	Director
John Belizaire		March 31, 2022

/s/ John Bottomley	Director
John Bottomley		March 31, 2022

SOLUNA HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Soluna Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Soluna Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2021, and the related consolidated statements of operations, changes in equity, and cash flows for the year then ended, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Accounting for Asset Acquisition

Description of the Matter

As discussed in Note 5 to the financial statements, the Company completed its acquisition of Soluna Callisto during 2021 for merger consideration of approximately $33.0 million, including contingent consideration measured at $33.0 million and treated as equity. This transaction was accounted for as an asset acquisition.

We identified the assessment of the accounting for the Soluna Callisto transaction as a critical audit matter because interpretation and application of the relevant accounting literature required significant auditor judgment. Specifically, the accounting for the transaction as an asset acquisition versus business combination, and the accounting for the particular terms of contingent consideration and their impact on the classification. Furthermore, auditing the Company's accounting for its acquisition of Soluna Callisto was complex due to its identification and valuation of acquired assets as well as the significant estimates required in its estimate of the fair value of contingent consideration, which comprises the cost of the identified strategic pipeline contract intangible asset of $36.5 million, including direct transaction costs. The determination of the contingent consideration’s fair value required management to make significant judgments, including the appropriateness of the valuation model and the reasonableness of estimates and assumptions included in the forecasts of future MegaWatt targets and the Company’s share price. Changes in these estimates and assumptions could have a significant impact on the fair value of the contingent consideration. Auditing these elements involved especially challenging auditor judgment due to the subjectivity and the nature and extent of audit effort required to address the matter, including the extent of specialized skills or knowledge needed.

The significant estimation was primarily due to sensitivity of the fair value to underlying assumptions about future MegaWatt targets and the Company’s volatile share price used in the Company’s valuation model used to measure the contingent consideration, which is the basis for strategic pipeline contract intangible asset. These significant assumptions included the likelihood of various scenarios, the change in the Company share price and estimated volatility, and the discount rate.

How We Addressed the Matter in Our Audit

We gained an understanding of certain internal controls over the Company’s process to account for the SCI transaction, including controls related to the Company’s accounting considerations for asset purchases versus business combinations, and the contingent consideration. For example, we gained an understanding of controls over the estimation process supporting the recognition and measurement of the strategic pipeline contract intangible asset, which included controls over management’s review of assumptions used in its contingent consideration valuation model.

We assessed the accounting treatment of the Soluna Callisto transaction through:

●	evaluating the Company’s accounting memoranda and other documentation, including application of the relevant accounting guidance;

●	comparing the underlying terms of the relevant documents and agreements to the Company’s accounting memoranda; and

●	independently interpreting and applying the accounting literature to the transaction, considering alternative accounting treatments and evaluating the relative merits of the possible alternatives.

To test the estimated fair value of the contingent consideration, we performed audit procedures that included, among others, evaluating the valuation methodology and the significant assumptions used by the Company's valuation specialist, and evaluating the completeness and accuracy of the underlying data supporting the estimated fair value. We utilized our firm’s valuation specialists to assist with the evaluation of the methodology used by management and significant assumptions included in the fair value estimate, including testing the likelihood of various scenarios, the growth rate of the Company share price and estimated volatility, and the discount rate. For example, we compared the significant assumptions to current industry, market and economic trends, to assumptions used to value similar assets in other acquisitions, to the historical results of the acquired assets, and to the Company’s budgets and forecasts. We performed a sensitivity analysis over these assumptions. We also evaluated the adequacy of the Company’s disclosures included in Note 5 and Note 15 in relation to this transaction.

Assessment of the measurement of fair value of the Warrants

Description of the Matter

As discussed in Note 9 to the financial statements, the Company entered into a securities purchase agreement for an aggregate financing of $15.0 million with certain accredited investors by issuing secured convertible notes of $16.3 million and Class A, B, and C common stock purchase warrants (the “Warrants”). The fair value of the Warrants, as of the issuance date, was $7.0 million and is recorded as equity with the offset recorded as debt discount against the net proceeds. The Company uses option pricing models to estimate the fair value of the Warrants using various market-based inputs.

We identified the assessment of the measurement of fair value of the Warrants as a critical audit matter. Specifically, there was a high degree of subjectivity and judgment in evaluating the determination of the expected volatility inputs used in the option pricing models for the Warrants. Historical, implied, and peer group volatility levels provide a range of possible expected volatility inputs and the fair value estimates for the Warrants are sensitive to the expected volatility inputs.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included gaining an understanding of certain internal controls over the Company’s process to measure the fair value of the Warrants. This included controls related to the evaluation of observable market information used in the determination of the expected volatility inputs. We also involved our firm’s valuation professionals with specialized skills and knowledge, who assisted in:

●	evaluating the expected volatility inputs by comparing them against a volatility range that was independently developed in consideration of historical, implied, and peer group volatility information; and

●	developing an estimate of the Warrants’ fair value using the independently developed volatility range and comparing it to the value calculated by the Company.

Realizability of deferred tax assets

Description of the Matter

As described in Note 7 to the financial statements, the Company's deferred tax asset balance was approximately $469,000, net of valuation allowances as of December 31, 2021. The ultimate realization of deferred tax assets is dependent upon generating sufficient future taxable income during the periods in which the temporary differences become deductible or before net operating loss and tax credit carryforwards expire. The Company records a valuation allowance to reduce deferred tax assets to an amount that is "more likely than not" to be realized. Evaluating the need for and quantifying the valuation allowance often requires significant judgment and extensive analysis of all the weighted positive and negative evidence available to the Company in order to determine whether all or some portion of the deferred tax assets will not be realized. In performing this analysis, the Company's forecasted income, and the existence of potential prudent and feasible tax planning strategies that would enable the Company to utilize some or all of its deferred tax assets, are taken into consideration.

We identified the evaluation of the Company’s assessment on the realizability of the deferred tax assets is a critical audit matter due to the significant judgment used by management when evaluating the estimates and assumptions used in the projection of future taxable income. This led to a high degree of auditor judgment and subjectivity in performing procedures on management's assessment of the tax planning strategies to enable utilization of deferred tax assets. The evaluation of audit evidence available to support the realizability of tax loss and tax credit carryforwards was complex and subjective, and therefore required significant auditor judgment.

How We Addressed the Matter in Our Audit

We gained an understanding of certain internal controls over the Company’s tax provision process, including controls related to the interpretation of tax law, its application in the liability estimation process, and the review of activity that could result in changes to the Company’s deferred tax assets. Since tax law is complex and often subject to interpretations, we involved our firm’s tax professionals with specialized skills and knowledge, who assisted in:

●	evaluating the reasonableness of management's assessment of tax planning strategies and the amount that is "more likely than not" to be realized;

●	testing the completeness and accuracy of tax loss and tax credit carryforwards;

●	evaluating the appropriateness of the realizability of net operating loss and credit carryforwards relevant to the deferred tax assets recognized; and

●	evaluating the completeness, accuracy and sufficiency of disclosures.

/s/ UHY LLP (1195)

We have served as the Company’s auditor since 2021.

Albany, New York

March 31, 2022

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Mechanical Technology, Incorporated and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Mechanical Technology, Incorporated and Subsidiaries (the Company) as of December, 2020 and 2019, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Realizability of the deferred tax assets

As described in Note 6 to the financial statements, the Company’s deferred tax asset balance was $759 thousand net of valuation allowances as of December 31, 2020. The ultimate realization of deferred tax assets depends upon generating sufficient future taxable income during the periods in which the temporary differences become deductible or before net operating loss and tax credit carryforwards expire. The Company records a valuation allowance to reduce deferred tax assets to an amount that is “more likely than not” to be realized. Evaluating the need for and quantifying the valuation allowance often requires significant judgment and extensive analysis of all the weighted positive and negative evidence available to the Company in order to determine whether all or some portion of the deferred tax assets will not be realized. In performing this analysis, the Company’s forecasted income, and the existence of potential prudent and feasible tax planning strategies that would enable the Company to utilize some or all of its deferred tax assets, are taken into consideration.

The principal considerations for our determination that performing procedures relating to the realizability of the deferred tax assets is a critical audit matter is due to the significant judgment used by management when evaluating the estimates and assumptions used in the projection of future taxable income. This led to a high degree of auditor judgment and subjectivity in performing procedures on management’s assessment of the tax planning strategies to enable utilization of deferred tax assets. The evaluation of audit evidence available to support the realizability of tax loss and tax credit carryforwards was complex and subjective, and therefore required significant auditor judgment.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the financial statements. These procedures included, among others, (i) evaluating the reasonableness of management’s assessment of tax planning strategies and the amount that is “more likely than not” to be realized, (ii) testing the completeness and accuracy of tax loss and tax credit carryforwards, (iii) evaluating the appropriateness of the realizability of net operating loss and credit carryforwards relevant to the deferred tax assets recognized, and (iv) evaluating the completeness, accuracy and sufficiency of disclosures.

/s/ Wojeski & Company, CPAs, P.C.

We have served as the Company’s auditor since 2018.

Albany, New York

March 30, 2021

Soluna Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2021 and December 31, 2020

(Dollars in thousands, except per share)

	December 31,	December 31,
	2021	2020
Assets
Current Assets:
Cash	$10,258	$2,630
Accounts receivable	531	59
Inventories	—	—
Prepaid expenses and other current assets	977	22
Deposits on equipment	10,188	279
Current assets associated with discontinued operations	3,028	1,789
Total Current Assets	24,982	4,779
Other assets	1,121	309
Deferred tax asset, net	—	699
Equity investment	750	750
Property, plant and equipment, net	44,597	722
Intangible assets, net	45,839	—
Operating lease right-of-use assets	405	427
Long-term assets associated with discontinued operations	—	961
Total Assets	$117,694	$8,647

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,958	$192
Accrued liabilities	2,859	663
Line of credit	1,000	—
Notes payable	7,121	—
Deferred revenue	316	—
Operating lease liability	184	134
Income taxes payable	2	2
Current liabilities associated with discontinued operations	1,243	646
Total Current Liabilities	15,683	1,637

Other liabilities	509	203
Operating lease liability	237	297
Deferred tax liability, net	10,277	—
Long-term liabilities associated with discontinued operations	—	594
Total Liabilities	26,706	2,731

Commitments and Contingencies

Stockholders’ Equity:
9.0% Series A Cumulative Perpetual Preferred Stock, par value $0.001 per share, $25.00 liquidation preference; authorized 3,640,000; 1,252,299 shares issued and outstanding as of December 31, 2021 and no shares issued and outstanding as of December 31, 2020	1	—
Common stock, par value $0.001 per share, authorized 75,000,000; 14,769,699 issued and outstanding as of December 31, 2021 and 10,750,100 issued and outstanding as of December 31, 2020	15	11
Additional paid-in capital	228,420	137,462
Accumulated deficit	(123,684)	(117,793)
Common stock in treasury, at cost, 1,015,493 shares in both 2021 and 2020	(13,764)	(13,764)
Total Stockholders’ Equity	90,988	5,916

Total Liabilities and Stockholders’ Equity	$117,694	$8,647

The accompanying notes are an integral part of these consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2021 and 2020

(Dollars in thousands, except per share)

	Years Ended
	December 31,
	2021	2020

Cryptocurrency mining revenue	$10,932	$595
Data hosting revenue	3,413	—
Total revenue	14,345	595
Operating costs and expenses:
Cost of cryptocurrency mining revenue	5,626	405
Cost of data hosting revenue	2,444	—
Selling, general and administrative expenses	10,751	1,832
Operating loss	(4,476)	(1,642)
Interest expense	(1,879)	—
Other income, net	11	100
Loss before income taxes from continuing operations	(6,344)	(1,542)
Income tax (expense) benefit from continuing operations	(44)	332
Net loss from continuing operations	(6,388)	(1,210)
Income before income taxes from discontinued operations	1,087	3,096
Income tax benefit from discontinued operations	40	60
Net income from discontinued operations	1,127	3,156
Net (loss) income	$(5,261)	$1,946

Basic (loss) earnings per common share:
Net loss from continuing operations per share (Basic)	$(0.59)	$(0.13)
Net Income from discontinued operations per share (Basic)	$0.09	$0.33
Basic (loss) earnings per share	$(0.50)	$0.20

Diluted (loss) earnings per common share:
Net loss from continuing operations per share (Diluted)	$(0.59)	$(0.13)
Net Income from discontinued operations per share (Diluted)	$0.09	$0.33
Diluted (loss) earnings per share	$(0.50)	$0.20

Weighted average shares outstanding (Basic & Diluted)	11,840,242	9,581,886

The accompanying notes are an integral part of these consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries
Consolidated Statements of Changes in Equity
For the Years Ended December 31, 2021 and 2020

(Dollars in thousands, except per share)

	Preferred Stock		Common Stock				Treasury Stock

	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity
December 31, 2019	—	$—	10,586,170	$10	$137,326	$(119,739)	1,015,493	$(13,764)	$3,833

Net income	—	—	—	—	—	1,946	—	—	1,946

Stock based compensation	—	—	—	—	54	—	—	—	54

Issuance of shares – option exercises	—	—	83,000	—	83	—	—	—	83

Issuance of shares – restricted stock	—	—	80,930	1	(1)	—	—	—	—

December 31, 2020	—	$—	10,750,100	$11	$137,462	$(117,793)	1,015,493	$(13,764)	$5,916

Net loss	—	—	—	—	—	(5,261)	—	—	(5,261)

Preferred dividends	—	—	—	—	—	(630)	—	—	(630)

Stock based compensation	—	—	—	—	2,021	—	—	—	2,021

Issuance of shares – preferred offering	1,252,299	1	—	—	25,056	—	—	—	25,057

Issuance of shares – stock offering	—	—	2,782,258	3	15,400	—	—	—	15,403

Issuance of shares – option exercises	—	—	123,400	—	102	—	—	—	102

Issuance of shares – warrant exercises	—	—	581,610	1	4,792	—	—	—	4,793

Issuance of shares- Notes conversion	—	—	150,000	—	1,377	—	—	—	1,377

Issuance of shares- termination shares	—	—	150,000	—	1,917	—	—	—	1,917
Warrants issued in relation to debt financing	—	—	—	—	7,037	—	—	—	7,037
Share consideration of asset acquisition	—	—	—	—	33,000	—	—	—	33,000
Issuance of shares – restricted stock	—	—	232,331	—	256	—	—	—	256

December 31, 2021	1,252,299	$1	14,769,699	$15	$228,420	$(123,684)	1,015,493	$(13,764)	$90,988

The accompanying notes are an integral part of these consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended December 31, 2021 and 2020

(Dollars in thousands)	Year Ended December 31,
	2021	2020
Operating Activities
Net loss- continuing operations	$(6,388)	$(1,210)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,703	81
Stock based compensation	1,941	40
Consultant stock compensation	104	—
Deferred income taxes	41	(336)
Amortization of operating lease asset	169	86
Amortization on deferred financing costs and discount on notes	1,876	—
Changes in operating assets and liabilities:
Accounts receivable	(471)	(26)
Prepaid expenses and other current assets	(956)	3
Other long-term assets	(812)	(309)
Accounts payable	2,765	163
Deferred revenue	316	—
Income taxes and uncertain tax positions	—	2
Operating lease liabilities	(156)	(82)
Other liabilities	306	203
Accrued liabilities	2,197	171
Net cash provided by (used in) operating activities	4,635	(1,214)
Net cash provided by operating activities- discontinued operations	917	3,115
Investing Activities
Purchases of equipment	(45,792)	(805)
Purchases of intangible assets	(1,567)	—
Deposits of equipment, net	(9,909)	(279)
Purchase of stock in equity investment	—	(750)
Net cash used in investing activities	(57,268)	(1,834)
Net cash used in investing activities- discontinued operations	(37)	(30)
Financing Activities
Proceeds from equity offering	17,250	—
Proceeds from preferred offering	27,965	—
Proceeds from notes issuance	15,000	—
Costs of equity offering	(1,847)	—
Costs of preferred offering	(2,707)	—
Costs of notes issuance	(1,338)	—
Cash dividends on preferred stock	(630)	—
Borrowings under line of credit	1,000	—
Proceeds from stock option exercises	102	83
Proceeds from common stock warrant exercises	4,586	—
Net cash provided by financing activities	59,381	83

Increase (decrease) in cash-continuing operations	6,748	(2,965)
Increase in cash- discontinued operations	880	3,085
Cash - beginning of period	2,630	2,510
Cash - end of period	$10,258	$2,630

Supplemental Disclosure of Cash Flow Information
Purchase of miner equipment using restricted stock	(207)	—
Termination shares issued in conjunction with merger for intangible assets	1,917	—
S-3 fees in accounts payable	(200)	—
Warrants exercised prior to year-end not received until subsequent period	206	—
Share consideration in relation to strategic pipeline contract	33,000	—
Deferred tax liability in relation to strategic pipeline contract	10,934	—

The accompanying notes are an integral part of these consolidated financial statements

Notes to Consolidated Financial Statements

1.	Nature of Operations

Description of Business

Unless the context requires otherwise in these notes to the consolidated financial statements, the terms “SHI,” the “Company,” “we,” “us,” and “our” refer to Soluna Holdings, Inc. together with its consolidated subsidiaries, “SCI” refers to Soluna Computing, Inc., formerly known as EcoChain, Inc.,  and “MTI Instruments” refers to MTI Instruments, Inc..

Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated was incorporated in Nevada on March 24, 2021, and is the successor to Mechanical Technology, Inc., which was incorporated in the State of New York in 1961, as a result of a merger which became effective on March 29, 2021, and is headquartered in Albany, New York. Effective November 2, 2021, the Company changed its name from “Mechanical Technology, Incorporated” to “Soluna Holdings, Inc.”

SHI currently conducts our businesses through our two wholly owned subsidiaries, SCI and MTI Instruments. SCI is presently engaged in the mining of cryptocurrency through data centers that can be powered by renewable energy sources. MTI Instruments is engaged in the design, manufacture, and sale of vibration measurement and system balancing solutions, precision linear displacement sensors, instruments and system solutions, and wafer inspection tools. Recently, SCI has built, and intends to continue to develop and build, modular data centers that are currently used for cryptocurrency mining and that in the future can be used for computing intensive, batchable applications, such as artificial intelligence and machine learning, with the goal of providing a cost-effective alternative to battery storage or transmission lines. Headquartered in Albany, New York, the Company uses technology and intentional design to solve complex, real-world challenges.

SCI was incorporated in Delaware on January 8, 2020 as EcoChain, Inc., which has a cryptocurrency mining facility that integrates with the cryptocurrency blockchain network in the State of Washington. Through the October 2021 acquisition by EcoChain, Inc. of an entity at the time named Soluna Computing, Inc., SCI also has a pipeline of certain cryptocurrency mining projects previously owned by Harmattan Energy, Ltd. (“HEL”) (formerly known as Soluna Technologies, Ltd.), a Canadian corporation incorporated under the laws of the Province of British Colombia that develops vertically-integrated, utility-scale computing facilities focused on cryptocurrency mining and cutting-edge blockchain applications. Following such acquisition, on November 15, 2021, SCI completed its conversion and redomicile to Nevada and changed its name from “EcoChain, Inc.” to “Soluna Computing, Inc.” The following day, the acquired entity, Soluna Computing, Inc., changed its name to “Soluna Callisto Holdings Inc.” (“Soluna Callisto”).

MTI Instruments was incorporated in New York on March 8, 2000 and is a supplier of vibration measurement and balancing systems, precision linear displacement solutions, and wafer inspection tools. MTI Instruments’ products consist of engine vibration analysis systems for both military and commercial aircraft and electronic gauging instruments for position, displacement and vibration application within the industrial manufacturing markets, as well as in the research, design and process development markets. These systems, tools and solutions are developed for markets and applications that require consistent operation of complex machinery and the precise measurements and control of products, processes, the development and implementation of automated manufacturing and assembly.

On December 17, 2021, we announced that we had entered into a non-binding letter of intent with a potential buyer (the “Buyer”) regarding the potential sale of MTI Instruments (the “LOI”) to an unrelated third party. Pursuant to the LOI, the Buyer would acquire 100% of the issued and outstanding common stock of MTI Instruments (the “Sale”). The LOI only represents a mutual indication of interest regarding the Sale and the terms of the Sale are subject to a number of contingencies, including the completion of customary due diligence and the negotiation and execution of definitive agreements. If the Sale is completed, the Company expects that we will exit the instrumentation business and that we will be focused on developing and monetizing green, zero-carbon computing and cryptocurrency mining facilities. As a result of the foregoing, the MTI Instruments business is being held as discontinued operations in our consolidated financial statements as of December 31, 2021 and prior periods and until it is sold, we will continue to operate the MTI Instruments business.

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

On May 4, 2021, Soluna MC LLC , formally EcoChain Block, LLC, (“Soluna MC”), a wholly owned subsidiary of SCI, executed a 25-year ground lease with a power-providing cooperative with respect to an existing building and certain surrounding land (the “Building Lease”), and a 25-year ground lease with the same landlord with respect to certain vacant land adjacent thereto, both located in the Southeastern United States (the “Vacant Land Lease”, and together with the Building Lease, the “Ground Leases”). In addition, Soluna MC and the landlord entered into a Power Supply Agreement (the “Power Supply Agreement”) whereby the landlord has agreed to supply power to the building leased under the Building Lease (the “Building Lease Premises”) and to the premises leased under the Vacant Land Lease (the “Vacant Land Premises”), some of which power, under certain circumstances, may be terminated by the landlord, on at least 6 months prior notice, any time after 12 months after the Building Commencement Date (as hereafter defined), in which case the landlord is required to reimburse Soluna MC for all of its construction costs, subject to certain exceptions, relating to buildings and other improvements developed by Soluna MC on the Vacant Land Premises. As of December 31, 2021, this lease has not commenced.

Soluna MC has agreed to pay rent to the landlord of $500,000 on the effective date of the Building Lease (such date, the “Building Commencement Date”) and the sum of $4,000,000 in periodic payments (the “Vacancy Payments”). The Company executed a guaranty in favor of the landlord with respect to the Vacancy Payments (the “Guaranty of Rent”). The amount of each Vacancy Payment is determined based on the percentage of the building that has been vacated by existing tenants and available for use by Soluna MC. The final Vacancy Payment is due within 60 days after the building has been completely vacated by the existing tenants, which date is contractually scheduled to be no later than March 31, 2022. Soluna MC has the option of making the Vacancy Payments in cash or by the Company’s issuance of common stock in an amount that equals the Vacancy Payment then due based on the prior day’s closing price (any such shares, “Vacancy Payment Shares”). If Soluna MC elects to make any payment in Vacancy Payment Shares, then the landlord has an option to accept such Vacancy Payment Shares or require such shares to be converted to cash as more fully provided in the Building Lease. The Building Lease also includes provisions relating to the issuance of additional shares of the Company’s common stock, which may be applied as an advance against future Vacancy Payments, all as fully provided in the Building Lease.

The Company is required to issue to the landlord 100,000 shares of the Company’s common stock, in connection with the Vacant Land Lease, upon the effective date of the Vacant Land Lease, which may not occur prior to the Building Commencement Date. In addition, Soluna MC and the landlord have entered into a memorandum of understanding providing Soluna MC with a six-month exclusivity period to expand the Vacant Land Premises, including obtaining additional power, in connection therewith. Soluna MC and the landlord have not agreed on any of the terms of such expansion other than the exclusivity period previously described. Soluna MC and the landlord have also entered into a transition services agreement (the “Transition Services Agreement”) by which the landlord will provide certain transition services to Soluna MC at a fee to be mutually agreed by the landlord and Soluna MC. The Transition Services Agreement also requires the landlord to pay Soluna MC an amount approximately equal to the landlord’s net profits received from the landlord’s other tenants operating out of the Building Lease Premises.

On August 23, 2021, the Company issued and sold pursuant to a firm commitment public offering (the “August Preferred Offering”) 720,000 shares of a new series of the Company’s preferred shares known as the 9.0% Series A Cumulative Perpetual Preferred Stock, par value $0.001 per share, having a $25.00 liquidation preference per share (the “Series A Preferred Stock”), resulting in aggregate gross proceeds of $18.0 million less underwriting discounts of 6.0% ($1.08 million) and other offering fees and expenses of $640 thousand, resulting in aggregate net proceeds to the Company of approximately $16.2 million. In connection with the August Preferred Offering, the Company granted the underwriter a 45-day option and right to purchase up to an additional 108,000 shares of Series A Preferred Stock (the “Option Shares”), on the same terms as the securities sold in the Offering, including the public offering price of $25.00 per share (the “Over-Allotment Option”). In connection with the August Preferred Offering, the Company’s Series A Preferred Stock was approved for listing on the Nasdaq Capital Market under the symbol “SLNHP” and began trading on August 20, 2021. On September 28, 2021, the Company issued and sold to the underwriter 86,585 Option Shares, pursuant to its partial exercise of the Over-Allotment Option, resulting in additional aggregate gross proceeds of approximately $2.16 million, less applicable underwriter discounts and estimated offering expenses of $140 thousand, resulting in aggregate net proceeds to the Company of $2.0 million. Dividends on the Series A Preferred Stock will be payable when, as and if declared by the Board of Directors monthly in arrears on the final day of each month or the next business day at an annual rate of 9.0% of the $25.00 liquidation preference per share.

On December 28, 2021, the Company issued and sold pursuant to a firm commitment public offering (the “December Preferred Offering”) 445,714 shares of the Series A Preferred Stock for aggregate gross proceeds of approximately $7.8 million less underwriting discounts of 7.0% ($546,000) and other offering fees and expenses of approximately ($500,000), resulting in aggregate net proceeds to the Company of approximately $6.7 million. In connection with the December Preferred Offering,, the Company granted the underwriters a 45-day option to purchase up to an additional 66,587 shares (the “Option Shares”) of the Series A Preferred Stock on the same terms as the shares sold in the December preferred Offering (the “Over-Allotment Option”). . The Over-Allotment Option was exercised by the underwriters in full on January 5, 2022, resulting in additional aggregate gross proceeds of approximately $1.17 million less applicable underwriter discounts and other offering fees and expenses.

Liquidity

The Company has historically incurred significant losses primarily due to our past efforts to fund direct methanol fuel cell product development and commercialization programs and had a consolidated accumulated deficit of approximately $123.7 million as of December 31, 2021. As of December 31, 2021, the Company had working capital of approximately $9.3 million, a line of credit outstanding of $1.0 million, $7.1 million outstanding note payable that can be converted to common stock, outstanding commitments related to SCI for $16.2 million for capital expenditures, approximately $4.6 million in cash provided by operating activities for continuing operations, and approximately $10.3 million of cash available to fund our operations.

During the year ended December 31, 2021, the Company paid approximately $45.8 million in capital expenditures and had approximately $10.0 million in deposits for equipment. Subsequent to the year ended December 31, 2021, the Company received additional equipment financing for up to $14.6 million, as well as received financing of approximately $10.0 million from promissory notes. Please refer to Footnote 18 “Subsequent Events”, for further details.

The COVID-19 global pandemic has been unprecedented and unpredictable and our impact is likely to continue to result in significant national and global economic disruption, which may adversely affect our business. Although the Company has experienced some minor changes to its miner shipments due to disruptions in the global supply chain, the Company however does not expect any material impact on its long-term strategic plans, our operations, or our liquidity due to the impacts of COVID-19. However, the Company is actively monitoring this situation and the possible effects on our financial condition, liquidity, operations, suppliers, and the industry.

2.	Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, SCI and MTI Instruments. All intercompany balances and transactions are eliminated in consolidation.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or net assets. The reclassifications relate to the presentation of discontinued operations.

Use of Estimates

The consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), which require management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Inventories

The Company notes that Inventory is included in Current assets associated with discontinued operations. Inventories are valued at the lower of cost (first-in, first-out) or net realizable value. The Company periodically reviews inventory quantities on hand and records a provision for excess, slow moving and obsolete inventory based primarily on our estimated forecast of product demand, as well as based on historical usage. The Company also provides estimated inventory allowances for inventory whose carrying value is in excess of net realizable value. Demand and usage for products and materials can fluctuate significantly. A significant decrease in demand for our products could result in a short-term increase in the cost of inventory purchases and an increase of excess inventory quantities on hand. Although the Company makes every effort to assure the accuracy of our forecasts of future product demand, any significant unanticipated changes in demand could have a significant impact on the value of our inventory and our reported operating results. If changes in market conditions result in reductions in the estimated net realizable value of our inventory below our previous estimate, the Company would increase our reserve in the period in which we made such a determination and record a charge to cost of product revenue.

Property, Plant, and Equipment

Property, plant and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives as follows:

Leasehold improvements	Lesser of the life of the lease or the useful life of the improvement

Computers and related software	3 to 5 years

Cryptocurrency miners	3 years

Machinery and equipment	8 to 15 years

Office furniture, equipment and fixtures	2 to 10 years

Buildings	30-40 years

Purchased modular buildings	15-20 years

Significant additions or improvements extending assets’ useful lives are capitalized; normal maintenance and repair costs are expensed as incurred. The costs of fully depreciated assets remaining in use are included in the respective asset and accumulated depreciation accounts. When items are sold or retired, related gains or losses are included in net (loss) income.

Intangible assets

Intangible assets include the Strategic Pipeline Contract with an estimated useful life of 5 years, assembled workforce of individuals included as part of the asset acquisition with an estimated useful life of 5 years and patents with an estimated useful life of 15-25 years. The Company amortizes the intangible assets over their estimated useful lives on a straight-line basis. The Company does not recognize internally developed patents as intangible assets, however legal costs associated with defending such patents are capitalized as long-lived assets.

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

Significant management judgment is required in determining the Company’s provision for income taxes, deferred tax assets and liabilities, and any valuation allowance recorded against the Company’s net deferred tax assets. The Company considers all available evidence, both positive and negative, such as historical levels of income and future forecasts of taxable income amongst other items in determining the Company’s valuation allowance. In addition, the Company’s assessment requires the Company to schedule future taxable income in accordance with accounting standards that address income taxes to assess the appropriateness of a valuation allowance, which further requires the exercise of significant management judgment.

The Company accounts for taxes in accordance with the asset and liability method of accounting for income taxes. Under this method, the Company must recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The impact of the Company’s reassessment of its tax positions for these standards did not have a material impact on its results of operations, financial condition, or liquidity.

The Company is currently subject to audit in various jurisdictions, and these jurisdictions may assess additional income tax liabilities against us. Developments in an audit, litigation, or in applicable laws, regulations, administrative practices, principles, and interpretations could have a material effect on the Company’s operating results or cash flows in the period or periods in which such developments occur, as well as for prior and in subsequent periods.

Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating the Company’s provision and accruals for these taxes. There are many transactions that occur during the ordinary course of business for which the ultimate tax determination is uncertain. The Company’s effective tax rates could be affected by numerous factors, such as intercompany transactions, earnings being lower than anticipated in jurisdictions where the Company has lower statutory rates and higher than anticipated in jurisdictions where the Company has higher statutory rates, the applicability of special tax regimes, losses incurred in jurisdictions for which the Company is not able to realize the related tax benefit, changes in foreign currency exchange rates, entry into new businesses and geographies, changes to its existing businesses and operations, acquisitions and investments and how they are financed, changes in the Company’s stock price, changes in its deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles, and interpretations.

Equity Investment – HEL

The Company owns approximately 1.79% and 1.86% of HEL’s outstanding stock, calculated on a fully-diluted basis, as of December 31, 2021 and 2020. The equity investment in HEL is carried at the cost of investment and was $750 thousand as of December 31, 2021 and 2020.

Equity Investments without Readily Determinable Fair Values

Our equity investment in HEL is accounted for under the measurement alternative. Equity securities measured and recorded using the measurement alternative are recorded at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes. Adjustments resulting from impairments and observable price changes are recorded in the income statement. There was no impairment of investment recognized in 2021 and 2020.

Equity Method Investments

The Company’s consolidated net income will include our proportionate share, if any, of the net income or loss of our equity method investee. When the Company records its proportionate share of net income, it increases equity income (loss), net in our consolidated statements of operations and our carrying value in that investment. Conversely, when the Company records its proportionate share of a net loss, it decreases equity income (loss), net in our consolidated statements of operations and our carrying value in that investment. When the Company’s carrying value in an equity method investee company has been reduced to zero, no further losses are recorded in the Company’s financial statements unless the Company guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

As of December 31, 2021, the Company owned approximately 47.5% of MeOH Power, Inc.’s outstanding common stock, or 75,049,937 shares. The number of shares of MeOH Power, Inc.’s common stock authorized for issuance is 240,000,000 as of December 31, 2021. The Company records its investment in MeOH Power, Inc. using the equity method of accounting. The fair value of the Company’s interest in MeOH Power, Inc. has been determined to be $0 as of December 31, 2021 and December 31, 2020, based on MeOH Power, Inc.’s net position and expected cash flows.

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

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.  Assets and liabilities measured at fair value are classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

On October 25, 2021, pursuant to a securities purchase agreement dated October 20, 2021 (the “SPA), the Company issued to certain accredited investors Class A, Class B and Class C common stock purchase warrants (collectively, the “Warrants”) to purchase up to an aggregate of 1,776,073 shares of common stock (the “Warrant Shares”), at an exercise price $12.50, $15 and $18 per share, respectively. The Warrants are considered freestanding equity-classified instruments due to their detachable and separately exercisable features and meet the indexation criteria within derivative accounting. Accordingly, the Warrants are presented as a component of Stockholders’ Equity in accordance with derivative accounting.

The fair value of the Warrants was determined to be $8.29 per Class A Warrant, $8.10 per Class B warrant, and $7.95 per Class C warrant as of the valuation date, using Monte Carlo simulations and certain Level 3 inputs. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from its traded warrants and historical volatility of select peers’ common stock with a similar expected term of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield on the grant date with a maturity similar to the expected remaining term of the warrants. The expected term of the Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company expects to remain at zero.

The following table provides quantitative information regarding the inputs to the fair value measurement of the Warrants as of the valuation date:

Input	2021
Risk-free interest rate	1.19%
Expected term (years)	5.00
Expected volatility	150.00%

Consistent with the guidance in purchase accounting, the value of the pipeline of certain cryptocurrency mining projects previously owned by HEL acquired in the Soluna Callisto acquisition in October 2021 as of the acquisition date was estimated using an expected value approach, which probability-weights various future outcomes and uses certain Level 3 inputs. Including in those inputs are the following key assumptions: expected growth in share price at a risk-free rate in the risk-neutral framework based on U.S. Treasury Rates as of the valuation date, volatility of share price based on historical equity volatilities of comparable companies over a lookback period, and assessment associated with qualified projects based on assessment on timing of payments and assessment of active megawatt scenarios and the associated probabilities. The resulting amounts are then discounted to present value through use of a discount rate that considers, among other things, the risk of the payments, credit risk of the Company, and overall weighted average cost of capital of the acquired business. The resulting calculations resulted in an estimated fair value of the acquired assets and consideration paid in common stock of approximately $33 million, which was included as part of the consideration paid in the Soluna Callisto acquisition. As noted in Note 5, Accounting Standards Codification (“ASC”) 805-50 provides that assets acquired in an asset acquisition are measured based on the costs of the acquisition, which is the consideration that the acquirer transfers to the seller, and includes direct transaction costs related to the acquisition in which costs were an additional $3.5 million including as part of the acquired assets.

Revenue Recognition

Cryptocurrency Mining Revenue

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principles of the revenue standard is that a company should recognize revenue to depict the transfer of promised good or services to customers in an amount that reflects the consideration to which the company expects to be entitled for those goods or services. The following five steps are applied to achieve that core principle:

● Step 1: Identify the contract with the customer

● Step 2: Identify the performance obligations in the contract

● Step 3: Determine the transaction price

● Step 4: Allocate the transaction price to the performance obligations in the contract

● Step 5: Recognize revenue when the Company satisfies a performance obligation

In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met: The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct), and the entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

● Variable consideration

● Constraining estimates of variable consideration

● The existence of a significant financing component in the contract

● Noncash consideration

● Consideration payable to a customer

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

Providing computing power to solve complex cryptographic algorithms in support of the Bitcoin blockchain (in a process known as “solving a block”) is an output of the Company’s ordinary activities. The provision of providing such computing power is the only performance obligation in the Company’s contracts with mining pool operators. The transaction consideration the Company receives, if any, is noncash consideration, which the Company measures at fair value on the date received, which is not materially different than the fair value at contract inception or the time the Company has earned the award from the pools. The consideration is all variable. Because it is not probable that a significant reversal of cumulative revenue will not occur, the consideration is constrained until the mining pool operator successfully places a block (by being the first to solve an algorithm) and the Company receives confirmation of the consideration it will receive, at which time revenue is recognized. There is no significant financing component in these transactions.

Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency where the Company is registered at the time of receipt. The mined cryptocurrency is immediately paid to the Coinbase wallet. Cryptocurrency is converted to U.S. dollars daily, as SCI is not in the business of accumulating cryptocurrency on its balance sheet.

Data center hosting

The Company has entered into customer hosting contracts whereby the Company provides electrical power and network connectivity to cryptocurrency mining customers, and the customers pay a stated amount per megawatt-hour (“MWh”) (“Contract Capacity”), a fixed rate, as well as a share of the coins mined.  The fee is paid monthly in advance. The actual monthly amounts are calculated after the close of each month and reconciled to the monthly advance based on the clauses contained in the respective contracts. If any shortfalls due to outages are experienced, service level credits may be made to customers to offset outages which prevented them from cryptocurrency mining. Monthly advanced payments and customer deposits are reflected as other liabilities.  Customer contract security deposits are made at the time the contract is signed and held until the conclusion of the contract relationship.

Deferred revenue is primarily from advance monthly payments received and revenue is recognized when service is completed.

Product Revenue

The Company notes that product revenue is included within Net income from discontinued operations for the year ended December 31, 2021 and 2020. Product revenue consists of revenue recognized from MTI Instruments’ product lines. In general, the Company determines revenue recognition by: (1) identifying the contract, or contracts, with the customer; (2) identifying the performance obligations in the contract; (3) determining the contract price; (4) allocating the transaction price to performance obligations in the contract; and (5) recognizing revenue when, or as, the performance obligations are satisfied by transferring the promised goods or services.  Based on past experience, the Company reasonably estimates its returns and warranty reserves.  Revenue is presented net of discounts and allowances, which are determined when the sale is negotiated.  The nature of the Company’s contracts do not give rise to variable consideration. The Company enters into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations.

If the product requires that the Company provide installation, all revenue related to the product is deferred and recognized upon the completion of the installation. If the product requires specific customer acceptance criteria, such as on-site customer acceptance and/or acceptance after install, then revenue is deferred until customer acceptance occurs or the acceptance provisions lapse, unless the Company can objectively and reliably demonstrate that the criteria specified in the acceptance provisions is satisfied. The Company may also record unearned revenues, which include payments for other offerings for which we have been paid in advance. The resulting revenue would be earned when we transfer control of the product or service. As of December 31, 2021 and December 31, 2020 the Company had no deferred or unearned revenue.

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

Cost of Cryptocurrency Mining and Data Center Hosting Revenue

Cost of cryptocurrency mining and data center hosting revenue includes direct utility costs as well as overhead costs that relate to the operations of SCI’s cryptocurrency mining facility.

Cost of Product Revenue

Cost of product revenue includes material, labor, overhead and shipping and handling costs.

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the invoiced amount billed to customers and do not bear interest. An allowance for doubtful accounts, if necessary, represents the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical write-off experience and current exposures identified. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers. The Company’s allowance for doubtful accounts was $0 at both December 31, 2021 and December 31, 2020.

Payment terms and conditions vary by contract type, although terms generally include a requirement of payment within 20 days. In instances where the timing of revenue recognition differs from the timing of invoicing, we have determined our contracts generally do not include a significant financing component. The primary purpose of the Company’s invoicing terms is to provide customers with simplified and predictable ways of purchasing our products and services, not to receive financing from its customers.

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer, if the Company expects the benefit of those costs to be longer than one year. As of December 31, 2021 and December 31, 2020, the Company has recorded no capitalized costs to obtain a contract.

Deposits on Equipment

As of December 31, 2021 and 2020, the Company had approximately $10.2 million and $279 thousand in deposits on equipment, which consisted mainly of miners, that had not yet been received by the Company as of the year end. within current assets as they expect to receive within three months. Once the Company receives such miners and other equipment in the subsequent period, the Company will reclassify such balance into Property, Plant, and Equipment.

Warranty

The Company notes that warranty liability is included in current liabilities associated with discontinued operations for the year ended December 31, 2021 and 2020. The Company accrues a warranty liability at the time product revenue is recorded based on historical experience. The liability is reviewed during the year and is adjusted, if appropriate, to reflect new product offerings or changes in experience. Actual warranty claims are tracked by product line. Warranty liability was $18 thousand and $22 thousand as of December 31, 2021 and 2020, respectively. Warranty expense was $3 thousand and $11 thousand for 2021 and 2020, respectively, in which was included in Net income from discontinued operations.

Long-Lived Assets

The Company accounts for impairment or disposal of long-lived assets in accordance with accounting standards that address the financial accounting and reporting for the impairment or disposal of long-lived assets, specify how impairment will be measured, and how impaired assets will be classified in the consolidated financial statements. On a quarterly basis, the Company analyzes the status of its long-lived assets at each subsidiary for potential impairment. As of December 31, 2021, the Company does not believe that any of its long-lived assets have suffered any type of impairment that would require an adjustment to that asset’s recorded value.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of less than three months.

Net Income (Loss) per Share

The Company computes basic income (loss) per common share by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted income (loss) per share reflects the potential dilution, if any, computed by dividing income (loss) by the combination of dilutive common share equivalents, comprised of shares issuable under outstanding investment rights, warrants and the Company’s share-based compensation plans, and the weighted average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money stock options, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a stock option and the amount of compensation cost, if any, for future service that the Company has not yet recognized are assumed to be used to repurchase shares in the current period.

Share-Based Payments

The Company grants options to purchase our common stock and awards restricted stock to our employees and directors under our equity incentive plans. The benefits provided under these plans are share-based payments and the Company accounts for stock-based awards exchanged for employee service in accordance with the appropriate share-based payment accounting guidance. Stock-based compensation represents the cost related to stock-based awards granted to employees and directors. The Company measures stock-based compensation cost at grant date based on the estimated fair value of the award and recognizes the cost as expense on a straight-line basis in accordance with the vesting of the options (net of estimated forfeitures) over the employee’s requisite service period. The Company estimates the fair value of stock-based awards on the grant date using a Black- Scholes valuation model. The Company uses the fair value method of accounting, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions apply to new awards and to awards that are outstanding on the effective date and subsequently modified. Under the modified prospective application, prior periods are not revised for comparative purposes. Stock-based compensation expense is recorded in the lines titled “Cost of revenue,” and “Selling, general and administrative expenses” in the Consolidated Statements of Operations based on the employees’ respective functions.

The Company records deferred tax assets for awards that potentially can result in deductions on the Company’s income tax returns based on the amount of expense that is recognized and the Company’s statutory tax rate. All income tax effects of awards, including excess tax benefits, recognized on stock-based compensation expense are reflected in the Consolidated Statements of Operations as a component of the provision for income taxes on a prospective basis.

The determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company’s stock price as well as assumptions regarding a number of complex and subjective variables. These variables include the Company’s expected stock price volatility over the term of the awards, actual and projected employee stock option exercise behaviors, risk-free interest rate, and expected dividends.

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

Notes payable

The Company records notes payable net of any discount or premiums. Discounts and premiums are amortized as interest expense or income over the life of the note in such a way as to result in a constant rate of interest when applied to the amount outstanding at the beginning of any given period.

Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk principally consist of cash equivalents and trade accounts receivable. The Company’s trade accounts receivable are from data hosting revenue with the Company’s two customers. The Company does not require collateral and has not historically experienced significant credit losses related to receivables from individual customers or groups of customers in any particular industry or geographic area.

From time to time, the Company’s cash account balances exceed the balances as covered by the Federal Deposit Insurance System. The Company has never suffered a loss due to such excess balances.

Research and Development Costs

Research and development costs entirely related to the MTI Instruments business and as such was included within Net income from discontinued operations. The Company expenses research and development costs as incurred. The Company incurred research and development costs of approximately $1.5 million and $1.5 million for the years ended December 31, 2021 and 2020, respectively.

Advertising Costs

Advertising costs entirely related to the MTI Instruments business and as such was included within Net income from discontinued operations . The Company expenses advertising costs as incurred. The Company incurred advertising costs of approximately $66 thousand and $39 thousand, for the years ended December 31, 2021 and 2020, respectively.

Other Comprehensive Income

The Company had no other comprehensive income items for the years ended December 31, 2021 and 2020.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liability on our consolidated balance sheets. The Company did not have any finance leases as of December 31, 2021 or December 31, 2020.

Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. As most of the Company’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The Company’s lease terms may include options to extend or terminate its leases when it is reasonably certain that the Company will exercise those options. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term.

The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For real estate leases, the Company accounts for lease components together with non-lease components (e.g. common-area maintenance).

Accounting Updates Not Yet Effective

Changes to U.S. GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standard updates (“ASUs”) to the FASB’s Accounting Standards Codification (ASC). The Company considered the applicability and impact of all ASUs. ASUs not mentioned below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

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

On January 1, 2021, the Company early adopted ASU 2020-06 (Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging- Contracts in Entity’s Own Equity (Subtopic 815-40). ASU 2020-06 simplifies the guidance in Accounting Standards Codification (ASC) 470-20, Debt - Debt with Conversion and Other Options. Under ASU 2020-06, convertible instruments with embedded conversion features, that are not required to be accounted for as a derivative or that do not result in a substantial premium, are no longer required to be separated from the host contract thereby eliminating the cash conversion and beneficial conversion feature model. Instead, these convertible debt instruments will be accounted for as a single liability measured at amortized cost under the traditional convertible debt accounting model. ASU 2020-06 also requires the if-converted method to be applied for all convertible instruments when calculating diluted earnings per share. The Company has early adopted this standard for the year ended December 31, 2021. The early adoption of this standard eliminated calculating a beneficial conversion feature in relation to the SPA agreements that were entered into on October 25, 2021. Refer to Note 9 for more details.

There have been no other significant changes in the Company’s reported financial position or results of operations and cash flows as a result of its adoption of new accounting pronouncements or changes to its significant accounting policies that were disclosed in its consolidated financial statements for the fiscal year ended December 31, 2021.

3.	Accounts Receivable

Accounts receivables consist of the following at:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Data Hosting	$450	—
Other	81	59
Total	$531	$59

4.	Property, Plant and Equipment

Property, plant and equipment consist of the following at:

(Dollars in thousands)	December 31, 2021	December 31, 2020
Land	$52	$—
Land improvements	238	—
Buildings	5,650	—
Leasehold improvements	317	223
Vehicles	15	—
Computers and related software	30,890	1,140
Machinery and equipment	2,588	—
Office furniture and fixtures	22	—
Construction in progress	7,590	—
	47,362	1,363
Less: Accumulated depreciation	(2,765)	(641)
	$44,597	$722

Depreciation expense was $2.1 million and $81 thousand for the years ended December 31, 2021 and 2020, respectively. Repairs and maintenance expense was $77 thousand and $16 thousand for the years ended December 31, 2021 and 2020, respectively.

5.	Asset Acquisition

As discussed above, on October 29, 2021, we completed the Soluna Callisto acquisition pursuant to an Agreement and Plan of Merger dated as of August 11, 2021, by and among the Company, SCI and Soluna Callisto (the “Merger Agreement”). The purpose of the transaction was for SCI to acquire substantially all of the assets (other than those assets physically located in Morocco) formerly held by HEL, which assets consisted of Soluna Callisto’s existing pipeline of certain cryptocurrency mining projects that HEL previously transferred to Soluna Callisto and to provide SCI with the opportunity to directly employ or retain the services of four individuals whose services it had retained through HEL prior to the merger. As a result of the merger, each share of common stock of Soluna Callisto issued and outstanding immediately prior to the effective time of the merger, other than shares owned by the Company or any of our subsidiaries, was cancelled and converted into the right to receive a proportionate share of up to 2,970,000 shares (the “Merger Shares”) of the Company’s common stock payable upon the achievement of certain milestones within five years after the effective date in the merger, as set forth in the merger agreement and the schedules thereto (the “Merger Consideration”). See Note 15 for further information regarding our relationship with HEL.

The acquisition was accounted for, for purposes of U.S. GAAP, using the asset acquisition method of accounting under the ASC 805-50. We determined that we acquired in the acquisition a group of similar identifiable assets (primarily, the “strategic pipeline contract” of certain cryptocurrency mining projects), which it classified as an intangible asset for accounting purposes. As a result, our acquisition of the set of assets and activities constituted an asset acquisition, as opposed to a business acquisition, under ASC 805. ASC 805-50 provides that assets acquired in an asset acquisition are measured based on the costs of the acquisition, which is the consideration that the acquirer transfers to the seller, and includes direct transaction costs related to the acquisition. We include Soluna Callisto’s results of operations in our results of operations beginning on the effective date of the acquisition.

Termination Consideration

In connection with the Soluna Callisto acquisition, effective as of October 29, 2021, pursuant to the terms of a termination agreement dated as of August 11, 2021 by and among the Company, SCI, and HEL, on November 5, 2021, SCI paid HEL $725,000 and SHI issued to HEL 150,000 shares of SHI common stock (the “Termination Shares”). SCI also reimbursed HEL $75,000 for transaction-related fees and expenses. SHI included the termination costs as part of asset acquisition per ASC 805-50. Based on the closing price of the SHI common stock on Nasdaq on November 5, 2021, SHI has valued the aggregate termination consideration at approximately $1.9 million.

Merger Consideration

The fair value of the Merger Consideration includes various assumptions, including those related to the allocation of the estimated value of the maximum number of Merger Shares (2,970,000) issuable as Merger Consideration, which issuance is contingent on the achievement of certain milestones of generating active Megawatts from Qualified Projects in which the Cost Requirement is satisfied within five years after the effective date of the merger, as set forth in the Merger Agreement and the schedules thereto, as set forth below. The Merger Consideration and the timing of the payment thereof is subject to the following qualifications and limitations:

1a)	Upon buyer achieving each one active MegaWatts (“Active MWs”) from the projects in which the cost requirement is satisfied, this will cause SHI to issue to HEL 19,800 shares for each one MW up to a maximum 150 Active MW.

i.	If, on or before June 30, 2022, SCI or Soluna Callisto directly or indirectly achieves at least 50 active MWs from one or more of three current projects as set forth in the Merger Agreement that satisfy the Cost Requirement as defined within the Merger Agreement, then the Merger Shares will be issued at an accelerated rate of 29,700 Merger Shares for each of such first 50 Active MW, such that the Merger Shares in respect of the remaining 100 Active MWs (if any) will be issued at a reduced rate of 14,850 Merger Shares per Active MW;

ii.	If, by June 30, 2023, SCI or Soluna Calisto fail to achieve directly or indirectly (other than pursuant to a Portfolio Acquisition) at least 50 Active MW from Projects that satisfy the Cost Requirement, then the maximum aggregate number of Merger Shares shall be reduced from 2,970,000 to 1,485,000;

iii.	No Merger Shares will be issued to HEL without our prior written consent;

iv.	Issuance of the Merger Shares will also be subject to the continued employment with or engagement by SCI or the surviving corporation of (A) John Belizaire and (B) at least two of Dipul Patel, Mohammed Larbi Loudiyi, (through ML&K Contractor), and Phillip Ng at the time that such Merger Shares are earned. If both (A) and (B) cease to be satisfied on or prior to the date that all Merger Shares are earned (such date, a “Trigger Date”), then “Qualified Projects” for purposes of determining Merger Shares shall only apply to those Qualified Projects that are in the pipeline as of the Trigger Date. For these purposes, if any such individual’s employment or service relationship with SCI is terminated without cause, as a result of his death or disability, or with good reason (as such terms are defined in the employment and consulting agreements), such individual shall be deemed to continue to be employed or engaged by SCI for these purposes;

v.	If SHI or SCI consummates a Change of Control before the fifth anniversary of the date of the closing of the merger, then we will be obligated to issue all of the unissued Merger Shares (subject to (ii) and (iii) above). The Merger Agreement defines “Change of Control” as (A) the sale, exchange, transfer, or other disposition of all or substantially all of the assets of us or SCI, (B) our failure to continue to own (directly or indirectly) 100% of the outstanding equity securities of SCI and/or the surviving corporation, or (C) a merger, consolidation, or other transaction in which the holders of SHI’s, SCI’s, or the surviving corporation’s outstanding voting securities immediately prior to such transaction own, immediately after such transaction, securities representing less than 50% of the voting power of the corporation or other entity surviving such transaction (excluding any such transaction principally for bona fide equity financing purposes, so long as, in the case of SHI or SCI (but not the surviving corporation) such transactions, individually and in the aggregate, do not result in a change in membership of such entity’s board of directors so that the persons who were members of the board of directors immediately prior to the first such transaction constitute less than 50% of the board membership at any time after such transaction(s) are consummated). Notwithstanding the foregoing, a transaction shall not constitute a Change of Control if its sole purpose is to change the state of SHI’s or SCI’s incorporation or to create a holding company that will be owned in the same proportions by the persons who held SHI’s or SCI’s securities immediately prior to such transaction; and

vi.	if on any of the fifth anniversary of the effective time of the merger, June 30, 2022 or June 30, 2023, a facility has not become a Qualified Facility and therefore is not taken into consideration in the calculation of Active MW because any of the elements set forth in the definition of “Qualified Facility” as defined in the Merger Agreement have not been met for reasons beyond the reasonable control of SCI’s management team, but SCI’s management team is then actively engaged in the process of completing and is diligently pursuing the completion of the missing elements, then (A) the target dates set forth above shall be extended for an additional 90 days, and (B) additional extensions of time may be granted by the Board of Directors in its commercially reasonable discretion, in each case for the purpose of enabling SCI’s management team to complete the steps needed to qualify the facility as a Qualified Facility.

The number of Merger Shares is also subject to customary anti-dilution adjustments in the event of any stock split, stock consolidation, stock dividend, or similar event involving the shares of our common stock. Based on the assessment performed, the fair value of the merger consideration as of October 29, 2021 was approximately $33.0 million.

Based on management’s evaluation, management concluded that due to the high volatility of its share price, the low probability of not achieving the MW targets, and the fact the value associated with meeting the performance measures are not intended to drive the number of shares to be issued, but rather act as a proxy for and driver of share value, the monetary value of the obligation at inception is predominantly a function of equity shares. As such, the consideration will be treated as equity as ASC 480-10-25-14 is not applicable since the monetary value of the Merger Shares is not (1) fixed, or (2) dependent on (i) variations in something other than the fair value of the Company’s equity shares, or (ii) variations inversely related to changes in the fair value of the Company’s equity shares and is instead exposed to changes in the fair value of the Company’s share price, and as such does not represent a liability under ASC 480. The economic risks and characteristics of the share consideration are clearly and closely related to a residual equity interest since the underlying (i.e., the incremental shares of common stock delivered upon achievement of each MW target) will participate in the increase in value of the common equity of the Company, similar to a call option on common stock. Based on guidance in ASC 815-40-25-7 through 25-35, the share consideration is considered to be indexed to the Company’s stock and meets the additional criteria for equity classification.

6.	Intangible Assets

Intangible assets consist of the following as of December 31, 2021:

(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Total
For the year ended December 31, 2021
Strategic pipeline contract	$46,885	$1,562	$45,323
Assembled workforce	500	17	483
Patents	33	—	33
Total	$47,418	$1,579	$45,839

There were no intangible assets or amortization expense as of December 31, 2020. Amortization expense for the year ended December 31, 2021 was approximately $1.6 million.

The strategic pipeline contract relates to supply of a critical input to our digital mining business. The Company has analyzed this strategic pipeline contract similar to a permit for future benefit. The strategic pipeline contract relates to potential renewable energy datacenters that fit in the alignment of the Company structure to expand operations of the Company’s new focus in their business.

The Company expects to record amortization expense of intangible assets over the next five years and thereafter as follows:

(Dollars in thousands)
Year	2021
2022	$9,479
2023	9,479
2024	9,479
2025	9,479
2026	7,899
Thereafter	24
Total	$45,839

7.	Income Taxes

Income tax expense (benefit) for each of the years ended December 31 consists of the following:

(Dollars in thousands)	2021	2020

Federal	$—	$—
State	3	4
Deferred	41	(336)
Total	$44	$(332)

The significant components of deferred income tax expense (benefit) from operations for each of the years ended December 31 consists of the following:

(Dollars in thousands)	2021	2020

Deferred tax (expense) benefit	$(574)	$(73)
Net operating loss carry forward	(1,589)	331
Valuation allowance	2,204	(594)
	$41	$(336)

The Company’s effective income tax rate from operations differed from the Federal statutory rate for each of the years ended December 31 as follows:

	2021	2020
Federal statutory tax rate	21%	21%
Change in valuation allowance	(35)	(39)
State taxes, net of federal benefit	1	—
Expiration of stock option	2	1
Intangible amortization	—	—
Change in UTP	9	—
Federal tax benefits, R&D	1	(3)
Other Deferred Adjustments	2	(1)
Tax rate	1%	(21)%

Deferred Tax (Liabilities) Assets:

Deferred tax (liabilities) assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates. Temporary differences, net operating loss carryforwards and tax credit carryforwards that give rise to deferred tax assets and liabilities are summarized as follows as of December 31:

(Dollars in thousands)	2021	2020

Deferred tax assets:
Vacation accrual	$—	$3
Allowance for related party note receivable	76	69
Net operating loss	11,777	10,187
Property, plant and equipment	—	6
Stock options	278	31
Research and development tax credit	144	120
Deferred tax assets	12,275	10,416
Valuation allowance	(11,921)	(9,717)
Deferred tax assets, net of valuation allowance	354	699

Deferred tax liabilities:
Property, plant and equipment	(61)	—
Intangibles	(10,570)	—
Deferred tax liabilities	(10,631)	—
Deferred tax (liabilities) assets	$(10,277)	$699

In connection with the strategic contract pipeline acquired in the Soluna Callisto acquisition as further discussed in Note 6, ASC 740-10-25-51 requires the recognition of a deferred tax impact of acquiring an asset in a transaction that is not a business combination when the amount paid exceeds the tax basis on the acquisition date. As such, the Company is required to adjust the value of the strategic contract pipeline by approximately $10.9 million and this amount will be amortized over the life of the asset.

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

As a result of its assessment in 2021, the Company increased its valuation allowance against its deferred tax assets. The increase in the valuation allowance caused incremental tax expense of $2.2 million to be recognized in 2021. The increase of the valuation allowance was based upon the uncertainty surrounding the Company’s projected future taxable income, causing the Company to evaluate what portion of the Company’s deferred tax assets it believes are more likely than not to be realized. The Company has determined that it will not generate sufficient levels of pre-tax earnings in the future to realize the deferred tax assets relating to net operating loss carryforwards and research and development credit carryforwards recorded on the balance sheet as of December 31, 2021. Taking into consideration existing levels of permanent differences, non-deductible expenses and the reversal of significant temporary differences, the Company has determined that all other deferred tax assets recorded on the balance sheet as of December 31, 2021, will be fully realized.

The valuation allowance at December 31, 2021 and 2020 was $11.9 million and $9.7 million, respectively. Activity in the valuation allowance for deferred tax assets is as follows as of December 31:

(Dollars in thousands)	2021	2020

Valuation allowance, beginning of year	$9,717	$10,310
Allowance for related party note receivable	—	(65)
Inventory	—	1
Net operating (loss) income	2,179	(406)
Property, plant and equipment	—	(27)
Stock options	—	(57)
Research and development credit	25	(32)
Warranty and other sales obligations	—	13
Deferred revenue	—	(10)
Accrued compensation	—	(10)
Valuation allowance, end of year	$11,921	$9,717

Net operating losses:

At December 31, 2021, the Company has unused Federal net operating loss carryforwards of approximately $55 million. Of these, none will expire in 2021, $52 million expiring through 2035 and the remainder being carried forward indefinitely.

The Company’s and/or its subsidiaries’ ability to utilize their net operating loss carryforwards may be significantly limited by Section 382 of the IRC of 1986, as amended, if the Company or any of its subsidiaries undergoes an “ownership change” as a result of changes in the ownership of the Company’s or its subsidiaries’ outstanding stock pursuant to the exercise of the warrants or otherwise.

Unrecognized tax benefits:

The Company has unrecognized tax benefits of $0 and $710 thousand at December 31, 2021 and 2020. These unrecognized tax benefits relate to former subsidiaries of the Company and a prior investment in a partnership.

Additionally, the Company does not have uncertain tax positions that it expects will increase or decrease within twelve months of this reporting date. The Company recognizes interest and penalties related to uncertain tax positions as a component of tax expense. The Company did not recognize any interest or penalties in 2021 and 2020.

The Company files income tax returns, including returns for its subsidiaries, with federal and state jurisdictions. The Company is no longer subject to IRS or state examinations for any periods prior to 2018, although carryforward attributes that were generated prior to 2018 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period.

8.	Accrued Liabilities

Accrued liabilities consist of the following at:

(Dollars in thousands)	December 31, 2021	December 31, 2020

Salaries, wages and related expenses	$611	$70
Liability to shareholders for previous acquisition	363	363
Legal, audit, tax and professional fees	363	158
Sales tax accrual	248	-
Development fees	373	-
Hosting and utility fees	626	-
Other	275	72
Total	$2,859	$663

9.	Debt

Convertible Notes

Debt consists of the following
(dollar in thousands):

	Maturity Date	Interest Rate	December 31, 2021
Convertible Note	October 25, 2022	8%	$14,927
Less: debt discount			967
Less: discount from issuance of warrants			5,747
Less: debt issuance costs			1,092
Total convertible notes, net of discount and issuance costs			$7,121

On October 25, 2021, pursuant to the SPA, the Company issued to certain accredited investors (i) secured convertible notes in an aggregate principal amount of $16.3 million for an aggregate purchase price of $15 million (collectively, the “Notes”), which are, subject to certain conditions, convertible at any time by the investors, into an aggregate of 1,776,073 shares (the “Conversion Shares”) of the Company’s common stock, at a price per share of $9.18 (the “Fixed Conversion Price”) and (ii) Class A, Class B and Class C common stock purchase warrants (collectively, the “Warrants”) to purchase up to an aggregate of 1,776,073 shares of common stock , at an exercise price $12.50, $15 and $18 per share, respectively. The Warrants are legally detachable and can be separately be exercised immediately for five years upon issuance, subject to applicable Nasdaq rules.

The Notes, subject to an original issue discount of 8%, have a maturity date of October 25, 2022 (the “Maturity Date”), upon which the Notes shall be payable in full. Commencing on the Maturity Date and also five (5) days after the occurrence of any Event of Default (as defined in the Notes), interest on the Notes will accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. If any Event of Default or a Fundamental Transaction (as defined in the Notes) or a Change of Control (as defined in the Notes) occurs, the outstanding principal amount of the Notes, liquidated damages and other amounts owing in respect thereof through the date of acceleration, will become, at the Investor’s election, immediately due and payable in cash at the Mandatory Default Amount (as defined in the Notes). The Notes may not be prepaid, redeemed or mandatory converted without the consent of the Investors. The obligations of the Company pursuant to the Notes are (i) secured to the extent and as provided in the Security Agreement, dated as of October 25, 2021, by and among the Company, MTI Instruments and SCI, Soluna MC, LLC and Soluna SW, LLC (both of which are wholly owned subsidiaries of SCI, and together with MTI Instruments and SCI, the “Subsidiary Guarantors”), and Collateral Services LLC, as collateral agent for and the holders of the Notes (the “Security Agreement”); and (ii) guaranteed jointly and severally by the Subsidiary Guarantors pursuant to each Subsidiary Guaranty, dated as of October 25, 2021, by and among each Subsidiary Guarantor and the purchasers signatory to the SPA (each, a “Subsidiary Guaranty”).

The fair value of the Warrants, as of the issuance date, was $7.0 million and is recorded as equity with the offset recorded as debt discount against the net proceeds. The proceeds of $15.0 million were allocated between the Notes and the Warrants, in which the discount related to the warrants are being amortized based on the straight-line method over the twelve months term of the Notes. For the year ended, December 31, 2021, the Company has recorded amortized debt discount, related to the warrants, the amount of $1.3 million, which is included in interest expense. The Company has also recorded a debt discount on the Notes as the difference between the face amount of the notes payable of $16.3 million and purchase price of $15.0 million of $1.3 million in which approximately $300 thousand has been amortized. There was also debt issuance costs of approximately $1.3 million and approximately $300 thousand has been amortized. All amortized costs are included in interest expense.

During the year ended December 31, 2021, $14.9 million is remaining in the principal balance of the Notes and approximately $1.4 million was converted into 150,000 shares of the Company’s common stock.

Line of Credit

On September 13, 2021, the Company entered into a $1.0 million unsecured line of credit with KeyBank National Association, that will, among other things, allow the Company to request loans and to use the proceeds of such loans for working capital and other general corporate purposes. The line of credit may be drawn at the discretion of the Company, and bears interest at a rate of Prime + 0.75% per annum (4% interest rate as of December 31, 2021). Accrued interest is due monthly and principal is due in full following lender’s demand. As of December 31, 2021, the entire line of credit of $1 million was drawn and outstanding. MTI Instruments previously held a secured line of credit with Pioneer Bank in the amount of $300 thousand. The secured line of credit was closed on September 10, 2021 with no outstanding amounts.

10.	Stockholders’ Equity

Preferred Stock

The Company has one series of preferred stock outstanding, known as the Series A Cumulative Perpetual Preferred Stock, par value $0.001 per share, with a $25.00 liquidation preference. As of December 31, 2021 and December 31, 2020, there were 1,252,299 and 0 shares of preferred stock issued and outstanding, respectively.

Common Stock

The Company has one class of common stock, par value $0.001. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. As of December 31, 2021 and December 31, 2020, there were 13,754,206 and 9,734,607 shares of common stock issued and outstanding, respectively.

Dividends

Pursuant to the Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock of the Company, dividends, when, as and if declared by the Board of Directors, (or a duly authorized committee of the Board of Directors), will be payable monthly in arrears on the final day of each month, beginning August 31, 2021. During the year ended December 31, 2021, the Board of Directors declared and the Company paid monthly preferred stock dividends totaling an amount of approximately $630 thousand.

There were no dividends declared or paid on either the common or preferred stock during 2020.

Reservation of Shares

The Company had reserved shares of common stock for future issuance as follows as of December 31, 2021:

Stock options outstanding	991,550
Restricted stock units outstanding	160,473
Warrants outstanding	2,193,512
Common stock available for future equity awards or issuance of options	392,717
Number of common shares reserved	3,738,252

11.	Retirement Plan

The Company maintains a voluntary savings and retirement plan under IRC Section 401(k) covering substantially all employees. Employees must complete six months of service and have attained the age of twenty-one prior to becoming eligible for participation in the plan. The Company plan allows eligible employees to contribute a percentage of their compensation on a pre-tax basis and the Company matches employee contributions, on a discretionary basis, currently in an amount equal to 100% of the first 3% and 50% of the next 2% of the employee’s salary, subject to annual tax deduction limitations. Effective January 1, 2017, Company matching contributions are vested immediately. Company matching contributions were $18 thousand and $11 thousand for 2021 and 2020, respectively. The Company may also make additional discretionary contributions in amounts as determined by management and the Board of Directors. There were no additional discretionary contributions by the Company for the years 2021 or 2020.

12.	Net (loss) income per Share

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations for continuing operations for the years ended December 31:

(Dollars in thousands, except shares)	2021	2020

Numerator:
Net loss from continuing operations	$(6,388)	$(1,210)
Net income from discontinuing operations	1,127	3,156
Net (Loss) Income	$(5,261)	$1,946
Less: Preferred Dividend	(630)	-
Balance	$(5,891)	$1,946
Denominator:
Basic and Diluted EPS:
Common shares outstanding, beginning of period	9,734,607	9,570,677
Weighted average common shares issued during the period	2,105,635	11,209
Denominator for basic earnings per common shares —
Weighted average common shares	11,840,242	9,581,886

The Company notes as continuing operations was in a Net loss for fiscal year 2021 and 2020, as such basic and diluted EPS is the same balance as continuing operations acts as the control amount in which would cause antidilution. Not included in the computation of earnings per share, assuming dilution, for the year ended December 31, 2021, were options to purchase 991,550 shares of the Company’s common stock, 160,473 nonvested restricted stock units, 2,193,512 outstanding warrants not exercised, and 1,626,073 shares of convertible notes outstanding. These potentially dilutive items were excluded because the calculation of incremental shares resulted in an anti-dilutive effect.

Not included in the computation of earnings per share, assuming dilution, for the year ended December 31, 2020, were options to purchase 398,550 shares of the Company’s common stock. These potentially dilutive items were excluded even though the average market price of the common stock exceeded the exercise prices for a portion of the options because the calculation of shares resulted in an anti-dilutive effect.

13.	Stock Based Compensation

Stock-based incentive awards are provided to employees and directors under the terms of the Company’s 2012 Equity Incentive Plan (the 2012 Plan), which was amended and restated as of October 20, 2016, 2014 Equity Incentive Plan (the 2014 Plan), and the 2021 Equity Incentive Plan, which was amended and restated effective as of October 29, 2021, (collectively, the Plans). Awards under the Plans have generally included at-the-money options and restricted stock grants.

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

The Company’s 2021 Plan was adopted by the Board on February 12, 2021 and approved by the stockholders on March 25, 2021. The 2021 Plan was amended and restated effective as of October 29, 2021. The 2021 Plan authorizes the Company to issue shares of common stock upon the exercise of stock options, the grant of restricted stock awards, and the conversion of restricted stock units (collectively, the “Awards”). The Compensation Committee has full authority, subject to the terms of the 2021 Plan, to interpret the 2021 Plan and establish rules and regulations for the proper administration of the 2021 Plan. Subject to certain adjustments as provided in the 2021 Plan, the maximum aggregate number of shares of the Company’s common stock that may be issued under the 2021 Plan (i) pursuant to the exercise of stock options, (ii) as restricted stock, and (iii) as available pursuant to restricted stock units shall be limited to (A) during the Company’s fiscal year ending December 31, 2021 (the “2021 Fiscal Year”), 1,460,191 shares of common stock, and (B) beginning with the Company’s fiscal year ending December 31, 2022 (the “2022 Fiscal Year”), 15% of the number of shares of common stock outstanding. Subject to certain adjustments as provided in the 2021 Plan, (i) shares of the Company’s common stock subject to the 2021 Plan shall include shares of common stock forfeited in a prior year and (ii) the number of shares of common stock that may be issued under the 2021 Plan may never be less than the number of shares of the Company’s common stock that are then outstanding under outstanding Awards.

During the fiscal year ended December 31, 2021, the Company granted options to purchase 716,200 shares of the Company’s common stock under the 2021 Plan, of which 186,200 shares immediately vested with an exercise price of $7.52 per share, based on the closing price plus 10% of the Company’s common stock on the date of the grant. The remaining 530,000 shares will vest in equal installments of 33 1/3% on each of the three anniversaries of the date of the grant. The weighted exercise price of these options is $7.08 per share and was based on the closing market price of the Company’s common stock on the dates of grant. Using a Black-Scholes Option Pricing Model, the weighted average fair value of these options was $5.04 per share and was estimated at the date of grant.

During the fiscal year ended December 31, 2021, the Company awarded 201,926 shares of restricted common stock under the 2021 Plan, 47,500 shares of valued at $11.10 per share and 154,426 shares valued at $12.23 per share based on the closing market price of the Company’s common stock on the date of the award. 47,500 of the shares will be restricted for one year, with the entire award vesting on the first anniversary of the award date. For the remaining 154,426 shares, 33 1/3% of the shares will vest on the first anniversary of the award date, and the remaining shares shall vest ratably over the succeeding 24 month period, with (1/24) of such remaining shares vesting on the last day of each calendar month.

During the fiscal year ended December 31, 2021, the Company awarded 160,473 restricted stock units under the 2021 Plan, valued ranging from $11.10-$16.61 per share based on the closing market price of the Company’s common stock on the date of the grant. For 15,000 restricted stock units, 33 1/3% of such restricted stock units will vest on each of the first three anniversaries of the date of the grant. For 121,822 restricted stock units, 25% of the grant shares shall vest on the first anniversary of the effective time, and the remaining 75% shall vest over the succeeding 36 month period, with (1/36) of such remaining grant shares vest on the last day of the calendar month. For 14,782 shares, 25% of such restricted stock units shall vest after six months of the award, and the remaining shares shall vest ratably over the succeeding 36 month period, with (1/36) of such vesting on the last day of each such calendar month. For 8,869 shares, they are performance based awards that will vest in the following year in January based on approval of the Board of Directors based on achievement of key performance objectives.

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

On January 14, 2020, the Company awarded to members of the Company’s Investment Committee and to the Company’s CEO special one-time restricted stock awards totaling 68,930 shares of common stock (67,930 from the 2012 Plan and 1,000 from the 2014 Plan) valued at $0.99 per share based on the closing market price of the Company’s common stock on the date of grant. The shares will be restricted until vested and vest in two annual installments, with half vesting on the first anniversary of the award date and the remainder vesting on the second anniversary of the award date.

During 2020, the Company granted options to purchase 25,000 shares of the Company’s common stock from the 2014 Plan, which generally vest 25% on each of the first four anniversaries of the date of the award. The exercise price of these options is $0.70 per share and was based on the closing market price of the Company’s common stock on the day prior to the date of grant. Using a Black-Scholes Option Pricing Model, the weighted average fair value of these options is $0.57 per share and was estimated at the date of grant.

During 2020, the Company granted options to purchase 25,000 shares of the Company’s common stock from the 2012 Plan, which generally vest 25% on each of the first four anniversaries of the date of the award. The exercise price of these options is $0.75 per share and was based on the closing market price of the Company’s common stock on the date of grant. Using a Black-Scholes Option Pricing Model, the weighted average fair value of these options is $0.61 per share and was estimated at the date of grant.

On December 21, 2020, the Company awarded to its CFO and the President of MTI Instruments restricted stock awards totaling 15,000 shares of common stock from the 2014 Plan valued at $3.63 per share based on the closing market price of the Company’s common stock on the date of grant. The shares will be restricted until vested and vest in three annual installments beginning on the first anniversary of the award date.

Stock-based compensation expense for the years ended December 31, 2021 and 2020 was generated from stock option and restricted stock awards. Stock options are awards that allow holders to purchase shares of the Company’s common stock at a fixed price. Certain options granted may be fully or partially exercisable immediately, may vest on other than a four-year schedule or vest upon attainment of specific performance criteria. Restricted stock awards generally vest one to three years after the date of grant, although certain awards may vest immediately or vest upon attainment of specific performance criteria. Option exercise prices are generally equivalent to the closing market value price of the Company’s common stock on the date of grant. Unexercised options generally terminate ten years after date of grant.

The following table presents the weighted-average assumptions used for options granted under the 2021 Plan:

2021
Option term (years)	4.04
Volatility	108.33%
Unvested forfeiture rate	0.18%
Risk-free interest rate	0.84%
Dividend yield	0.00%
Weighted-average fair value per option granted	$5.04

The following table presents the weighted-average assumptions used for options granted under the 2014 Plan:

2020
Option term (years)	6.25
Volatility	106.22%
Unvested forfeiture rate	0.20%
Risk-free interest rate	0.31%
Dividend yield	0.00%
Weighted-average fair value per option granted	$0.57

No options were granted under the 2014 Plan for the year ended December 31, 2021.

The following table presents the weighted-average assumptions used for options granted under the 2012 Plan:

2020
Option term (years)	6.25
Volatility	106.46%
Unvested forfeiture rate	0.20%
Risk-free interest rate	0.28%
Dividend yield	0.00%
Weighted-average fair value per option granted	$0.61

No options were granted under the 2012 Plan for the year ended December 31, 2021.

Share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, therefore, awards are reduced for estimated forfeitures. The accounting standard requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Total share-based compensation expense, related to the Company’s share-based awards, recognized for the years ended December 31, was comprised as follows:

	2021	2020
(Dollars in thousands)
Cost of cryptocurrency revenue	$3	$—
Selling, general and administrative	1,938	40
Share-based compensation expense	$1,941	$40

Total unrecognized compensation costs related to non-vested stock options as of December 31, 2021 and December 31, 2020 is approximately $1.9 million and $78 thousand, respectively, and is expected to be recognized over a weighted-average remaining vesting period of approximately 2.34 years and 2.55 years, respectively.

Presented below is a summary of the Company’s stock option activity for the Plans for the years ended December 31:

	2021	2020
Shares under option, beginning	398,750	527,875
Granted	716,200	50,000
Exercised	(123,400)	(83,000)
Forfeited	—	(27,750
Expired/canceled	—	(68,375)
Shares under option, ending	991,550	398,750
Options exercisable	385,800	276,000
Remaining shares available for granting of options	392,717	11,125

The weighted average exercise price for the Company’s stock option activity for the Plans is as follows for each of the years ended December 31:

	2021	2020
Shares under option, beginning	$0.87	$0.89
Granted	$7.20	$0.73
Exercised	$0.83	$1.00
Forfeited	$—	$0.90
Expired/canceled	$—	$0.73
Shares under option, ending	$5.44	$0.87
Options exercisable, ending	$4.10	$0.89

The following table summarizes information for options outstanding and exercisable for the Plans as of December 31, 2021:

Outstanding				Exercisable
		Weighted Average	Weighted		Weighted Average	Weighted
Exercise		Remaining	Average		Remaining	Average
Price Range	Number	Contractual Life	Exercise Price	Number	Contractual Life	Exercise Price
$0.29 - $1.08	241,350	6.25	$0.84	165,600	5.55	$0.86
$1.09 - $1.20	34,000	3.17	$1.20	34,000	3.17	$1.20
$6.84 - $11.10	716,200	6.66	$7.20	186,200	4.36	$7.52
	991,550	6.44	$5.44	385,800	4.77	$4.10

The aggregate intrinsic value (i.e. the difference between the closing stock price and the price to be paid by the option holder to exercise the option) is approximately $5.3 million for the Company’s outstanding options and approximately $2.6 million for the exercisable options as of December 31, 2021. The amounts are based on the Company’s closing stock price of $10.76 as of December 31, 2021.

Non-vested restricted stock activity is as follows for the year ended December 31:

	2021	2020
Non-vested restricted stock balance, beginning January 1	80,930	—
Non-vested restricted stock granted	362,399	83,930
Vested restricted stock	—	—
Non-vested restricted stock exercised	(37,962)	—
Non-vested restricted stock forfeited/expired	—	(3,000)
Non-vested restricted stock balance, ending December 31	405,367	80,930

The weighted average fair value price for the Company’s restricted stock activity for the Plans is as follows for each of the years ended December 31:

	2021	2020
Restricted stock, beginning	$1.48	$0.00
Granted	$12.43	$1.46
Exercised	$1.34	$0.00
Forfeited/ expired	$—	$0.99
Restricted stock, ending	$11.28	$1.48

At December 31, 2021 and 2020, there was approximately $3.1 million and $94 thousand of unrecognized compensation cost related to restricted stock plans. This cost is expected to be recognized over a remaining period of 3.18 years and 2.15 years, respectively.

Stock Warrants:

The following is a summary of common stock warrant activity during the year ended December 31, 2021. The Company did not have or issue any warrants during the year ended December 31, 2020.

	Number of Warrant Shares	Weighted Average Exercise Price ($)
Balance, December 31, 2020	—	$—
Granted	2,775,122	12.67
Exercised	(581,610)	8.24
Forfeited/ Expired	—	—
Balance, December 31, 2021	2,193,512	$13.85

As of December 31, 2021, the outstanding warrants have a weighted average remaining term of 4.78 years.

14.	Commitments and Contingencies

Commitments:

Leases

The Company determines whether an arrangement is a lease at inception. The Company has operating leases for certain manufacturing, laboratory, office facilities and certain equipment. The leases have remaining lease terms of less than one year to less than five years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2021 and December 31, 2020, the Company has no assets recorded under finance leases.

Lease expense for these leases is recognized on a straight-line basis over the lease term. For the twelve months ended December 31, total lease costs are comprised of the following:

(Dollars in thousands)
	2021	2020
Operating lease cost	$169	$86
Short-term lease cost	—	2
Total net lease cost	$169	$88

Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

Supplemental cash flows information related to leases for the twelve months ended December 31 was as follows:

(Dollars in thousands)
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$156	$82

Non-Cash Activity Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$131	$504

Supplemental balance sheet information for the twelve months ended December 31 was as follows:

(Dollars in thousands, except lease term and discount rate)
	2021	2020
Operating leases:
Operating lease ROU asset	$405	$427

Current operating lease liabilities	$184	$134
Non-current operating lease liabilities	237	297
Total operating lease liabilities	$421	$431

Operating leases:
ROU assets	$635	$504
Asset lease expense	(230)	(77)
ROU assets, net	$405	$427

Weighted Average Remaining Lease Term (in years):
Operating leases	2.38	3.09

Weighted Average Discount Rate:
Operating leases	3.83%	3.81%

Maturities of operating lease liabilities are as follows for the year ending December 31:

(Dollars in thousands)
2021
2022	$197
2023	159
2024	85
Total lease payments	441
Less: imputed interest	(20)
Total lease obligations	421
Less: current obligations	184
Long-term lease obligations	$237

As of December 31, 2021, except for the ground lease entered into as described in Note 1, there were no additional operating lease commitments that had not yet commenced.

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

The Company has been named as a party in the December 19, 2019 United States Environmental Protection Agency (“EPA”) Demand Letter regarding the Malta Rocket Fuel Area Superfund Site (Site) located in Malta and Stillwater, New York in connection with an alleged release of hazardous materials into the environment. The EPA is seeking reimbursement of response costs from all named parties in the amount of approximately $358,000 plus interest in connection with the investigation and disposal activities associated with the various drum caches discovered at the Site, issuance of the Explanation of Significant Differences (“ESD”) of the Site, and implementation of the work contemplated by the ESD. The Company considers the likelihood of a material adverse outcome to be remote and does not currently anticipate that any expense or liability it may incur as a result of these matters in the future will be material to the Company’s financial condition.

15.	Related Party Transactions

MeOH Power, Inc.

On December 18, 2013, MeOH Power, Inc. and the Company executed a Senior Demand Promissory Note (the “Note”) in the amount of $380 thousand to secure the intercompany amounts due to the Company from MeOH Power, Inc. upon the deconsolidation of MeOH Power, Inc. Interest accrues on the Note at the Prime Rate in effect on the first business day of the month, as published in the Wall Street Journal. At the Company’s option, all or part of the principal and interest due on this Note may be converted to shares of common stock of MeOH Power, Inc. at a rate of $0.07 per share. Interest began accruing on January 1, 2014. The Company recorded a full allowance against the Note. As of December 31, 2021 and December 31, 2020, $329 thousand and $321 thousand, respectively, of principal and interest are available to convert into shares of common stock of MeOH Power, Inc. Any adjustments to the allowance are recorded as miscellaneous expense during the period incurred.

Legal Services

During the years ended December 31, 2021 and December 31, 2020, the Company incurred $19 thousand and $95 thousand, respectively, to Couch White, LLP for legal services associated with contract review. A partner at Couch White, LLP is an immediate family member of one of our Directors.

HEL Transactions

On January 8, 2020, the Company formed SCI as a wholly owned subsidiary to pursue a new business line focused on cryptocurrency and the blockchain ecosystem. In connection with this new business line, SCI established a facility to mine cryptocurrencies and integrate with the blockchain network. Pursuant to an Operating and Management Agreement dated January 13, 2020, by and between SCI and HEL, HEL assisted the Company, and later SCI, in developing, and is now operating, the cryptocurrency mining facility. The Operating and Management Agreement requires, among other things, that HEL provide project sourcing services to SCI, including acquisition negotiations and establishing an operating model, investments/financing timeline, and a project development path, as well as developmental and operational services, as directed by SCI, with respect to the applicable cryptocurrency mining facility in exchange for SCI’s payment to HEL of a one-time management fee ranging from $65,000 to $350,000 and profit-based success payments in the event that SCI achieves explicit profitability thresholds. These agreements also provided that once aggregate earnings before interest, taxes, depreciation, and amortization of the applicable mine exceeded the total amount of funding provided by SCI to HEL (whether pursuant to the applicable agreement or otherwise) for the purposes of creating, developing, assembling, and constructing the mine, HEL was entitled to ongoing success payments of 20.0% of the earnings before interest, taxes, depreciation, and amortization of the mine. As of December 31, 2021, $237 thousand of payments have been made , as certain Thresholds have been achieved, compared to no payments in 2020 as thresholds were not achieved.

Pursuant to the Operating and Management Agreement, during the developmental phase of the cryptocurrency mining facility, which ended on March 14, 2020, HEL gathered and analyzed information with respect to SCI’s cryptocurrency mining efforts and produced budgets, financial models, and technical and operational plans, including a detailed business plan, that it delivered to SCI in March 2020 (the “Deliverables”), all of which was designed to assist with the efficient implementation of a cryptocurrency mine. The agreement provided that, following SCI’s acceptance of the Deliverables, which occurred on March 23, 2020, HEL, on behalf of SCI, would commence operations of the cryptocurrency mine in a manner that would allow SCI to mine and sell cryptocurrency. In that regard, on May 21, 2020, SCI acquired the intellectual property of GigaWatt, Inc. (“GigaWatt”) and certain other property and rights of GigaWatt associated with GigaWatt’s operation of a crypto-mining operation located in Washington State. The acquired assets formed the cornerstone of SCI’s current cryptocurrency mining operation. SCI sells for U.S. dollars all cryptocurrency it mines and is not in the business of accumulating cryptocurrency on its balance sheet for speculative gains. On October 22, 2020, SCI loaned HEL $112 thousand to acquire additional assets from the bankruptcy trustee for GigaWatt’s assets. On the same day, HEL transferred title of the assets to SCI, which under the terms thereof paid off the note.

On November 19, 2020, SCI and HEL entered into a second Operating and Management Agreement related to a potential location for a cryptocurrency mine in the Southeast United States. In accordance with the terms of the agreement, which are consistent with the first Operating and Management agreement noted above, HEL is entitled to ongoing success payments of 20.0% of the earnings before interest, taxes, depreciation and amortization of the mine. SCI paid HEL $150 thousand in 2020 and $221 thousand for the year ended December 31, 2021 related to the one-time fees.

On December 1, 2020, SCI and HEL entered into a third Operating and Management Agreement with respect to a potential location for a cryptocurrency mine in the Southwestern United States. In accordance with the terms of the agreement, which are consistent with the first Operating and Management agreement noted above, HEL is entitled to ongoing success payments of 20.0% of the earnings before interest, taxes, depreciation and amortization of the mine. SCI paid HEL $38,000 during 2020 in relation to the one-time fees; this target location did not meet the business requirements to continue pursuing the potential acquisition, and as a result SCI will not make any further payments to HEL under this agreement.

On February 8, 2021, SCI and HEL entered into a fourth Operating and Management Agreement related to a potential location for a cryptocurrency mine in the Southeast United States. In accordance with the terms of the agreement, which are consistent with the first Operating and Management agreement noted above, HEL is entitled to ongoing success payments of 20.0% of the earnings before interest, taxes, depreciation and amortization of the mine. SCI paid HEL $544 thousand during the year ended December 31, 2021 in relation to the one-time fees.

As of December 31, 2021 and 2020, the Company paid $245 and $77 thousand in expense reimbursements and other related fees in addition to the Operating and Management payments.

Each Operating and Management Agreement, all of which were terminated effective November 5, 2021, pursuant to the Termination Agreement, among other things, required that HEL provide project sourcing services to SCI, including acquisition negotiations and establishing an operating model, investments/financing timeline, and project development path.

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

As discussed above, on October 29, 2021, we completed the Soluna Callisto acquisition pursuant to the Merger Agreement. The purpose of the transaction was for SCI to acquire substantially all of the assets (other than those assets physically located in Morocco) formerly held by HEL, which assets consisted of SCI’s existing pipeline of certain cryptocurrency mining projects that HEL previously transferred to SCI, which was formed expressly for this purpose, and to provide SCI with the opportunity to directly employ or retain the services of four individuals whose services it had retained through HEL prior to the merger. As a result of the merger, each share of common stock of Soluna Callisto issued and outstanding immediately prior to the effective time of the merger, other than shares owned by the Company or any of our subsidiaries, was cancelled and converted into the right to receive a proportionate share of the Merger Consideration.

In connection with the Soluna Callisto acquisition, effective as of October 29, 2021, upon and subject to the terms and conditions of the Termination Agreement, on November 5, 2021: (1) the existing Operating and Management Agreements between HEL and SCI were terminated in all respects; and (2)(A) SCI paid HEL $725,000, (B) SHI issued to HEL the Termination Shares, and (C) HEL and SHI entered into an Amended and Restated Contingent Rights Agreement that, among other things, amended the existing Contingent Rights Agreement by and between HEL and SHI, dated January 13, 2020, to provide SHI the right to invest directly in certain cryptocurrency mining opportunities being pursued by HEL. The Termination Agreement required SHI to file a registration statement with the SEC to register the resale of the Termination Shares which occurred on February 14, 2022.

Please see Note 5 for additional information regarding the Soluna Callisto acquisition and related transactions.

Several of HEL’s equityholders are affiliated with Brookstone Partners, the investment firm that holds an equity interest in the Company through Brookstone Partners Acquisition XXIV, LLC. The Company’s two Brookstone-affiliated directors also serve as directors and, in one case, as an officer, of HEL and also have ownership interest in HEL. In light of these relationships, the various transactions by and between the Company and SCI, on the one hand, and HEL, on the other hand, were negotiated on behalf of the Company and SCI via an independent investment committee of Board and separate legal representation. The transactions were subsequently unanimously approved by both the independent investment committee and the full Board.

Five of the Company’s directors have various affiliations with HEL.

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

In addition, one of the Company’s directors, Matthew E. Lipman, serves as a director and currently acting as President of HEL. Mr. Lipman does not directly own any equity interest in Tera Joule, LLC, which owns 9.2% of HEL; however, as a result of his position as a director and officer of Brookstone IAC, Inc., which is the manager of Tera Joule, LLC, he has dispositive power over the equity interests that Tera Joule owns in HEL. As a result, the approximate dollar value of the amount of Mr. Toporek’s and Mr. Lipman’s interest in the Company’s transactions with HEL through December 31, 2021, were $19.9 million and $0, respectively.

John Belizaire and John Bottomley, who were elected to the Company’s Board of Directors upon the effective time of SCI’s acquisition of Soluna Callisto, serve as directors of HEL. In addition, Mr. Belizaire is the beneficial owner of 1,317,567 shares of common stock of HEL and 102,380 Class Seed Preferred shares, which are convertible into 86,763 shares of common stock of HEL. These interests give Mr. Belizaire an ownership of 10.54% in HEL. Mr. Belizaire also owns an interest in HEL indirectly through his 5.0139% interest of Tera Joule, LLC’s 965,945 Class Seed Preferred shares, which are convertible into 818,596 shares of common stock of HEL. Mr. Bottomley is the beneficial owner of 96,189, or approximately 0.72%, of the outstanding shares of common stock of HEL.

Finally, the Company’s director William P. Phelan served as an observer on HEL’s board of directors on behalf of the Company through March 2021.

The Company’s investment in HEL is carried at the cost of investment and was $750 thousand as of December 31, 2021. The Company owned approximately 1.79% of HEL, calculated on a converted fully-diluted basis, as of December 31, 2021. The Company may enter into additional transactions with HEL in the future.

16.	Discontinued Operations-Held for Sale

As described in Note 1, the Company entered into the nonbinding LOI with the Buyer regarding the potential Sale of MTI Instruments business segment. As of December 31, 2021, our Instrumentation business segment met the held for sale criteria and is reflected as discontinued operations in our financial statements for all periods presented. Our consolidated balance sheets and consolidated statements of operations report discontinued operations separate from continuing operations. Our consolidated statements of equity and statements of cash flows combine continuing and discontinuing operations. As discussed in Footnote 9, MTI Instruments potential sale will need approval of the holders of the Notes prior to the sale of MTII.

Set forth below are the results of the discontinued operations:

(Dollars in thousands)	2021	2020(*)

Product revenue	$7,147	$9,004
Cost of sales	2,358	2,669
Research and development	1,525	1,491
Selling, general, and administrative	2,198	1,752
Other income, net	21	4
Income tax benefit	40	60
Net income from discontinued operations	$1,127	$3,156

(*)	Reclassified to conform with the current period presentation

The following table summarizes information about assets and liabilities from discontinued operations held for sale as of December 31, 2021 and 2020:

(Dollars in thousands)
	December 31,	December 31,
	2021	2020
Assets held for sale from discontinued operations:
Accounts receivable	$1,189	$916
Inventories	964	828
Prepaid expenses and other current assets	54	45
Property, plant and equipment, net	92	125
Deferred tax assets, net	101	60
Operating lease right-of-use assets	628	776
Total Assets held for sale from discontinued operations	$3,028	$2,750

Liabilities held for sale from discontinued operations:
Accounts payable	$136	$108
Accrued liabilities	479	356
Operating lease liability-current	628	182
Operating lease liability-noncurrent	-	594
Total Liabilities held for sale from discontinued operations	$1,243	$1,240

MTI Instruments sells its products on a worldwide basis with its principal markets listed in the table below where information on product revenue is summarized by geographic area for the Company as a whole for each of the years ended December 31:

(Dollars in thousands)	2021	2020

Product revenue:
United States	$4,582	$6,670
Association of South East Asian Nations (ASEAN)	1,864	1,510
Europe, the Middle East and Africa (EMEA)	576	713
Americas (Canada, Mexico, South America)	125	111

Total product revenue	$7,147	$9,004

Product revenues are attributed to regions based on the location of customers. In 2021 and 2020, approximately 35.9% and 25.9%, respectively, of our product revenues was from customers outside of the United States.

At MTI Instruments, the largest commercial customer in 2021 was a Singapore manufacturer and distributer of industrial and technology product and services of support solutions to the aerospace and energy markets, which accounted for 13.0% of total product revenue. At MTI Instruments, the largest commercial customer in 2020 was a U.S. supplier that builds and executes custom solutions for industry and government markets, which accounted for 9.1% of total product revenue. The U.S. Air Force continues to be the largest government customer, accounting for 18.5% and 42.9% of total product revenue in 2021 and 2020, respectively.

17. Segment Information

The Company applies ASC 280, Segment Reporting, in determining its reportable segments. The Company has two reportable segments: Cryptocurrency Mining and Data Center Hosting. The Company notes that previously there was an additional segment: Test and Measurement Instrumentation, however as discussed in Note 1, the Company intends to sell that reportable segment within a year, and therefore classify as discontinued operations. The guidance requires that segment disclosures present the measure(s) used by the Chief Operating Decision Maker (“CODM”) to decide how to allocate resources and for purposes of assessing such segments’ performance. The Company’s CODM is comprised of several members of its executive management team who use revenue and cost of revenues of both reporting segments to assess the performance of the business of our reportable operating segments.

No operating segments have been aggregated to form the reportable segments. The Company does not allocate all assets to the reporting segments as these are managed on an entity-wide basis. Therefore, the Company does not separately disclose the total assets of its reportable operating segments.

The Cryptocurrency Mining segment generates revenue from the cryptocurrency the Company earns through its mining activities. The Data Center Hosting segment generates revenue from contracts for the provision/consumption of electricity and operation of the data center from the Company’s high performance computing facility in Calvert City, Kentucky.

For the year ended December 31, 2021, approximately 34% of the Company’s cryptocurrency mining revenue was generated from the East Wenatchee, Washington operations, 41% from its Calvert City, Kentucky operations and 25% from its operations in Murray, Kentucky, and 100% of the Company’s data center hosting revenue was generated from the facility in Calvert City, Kentucky from hosting with two customers.

The Company evaluates performance based on profit or loss from operations before income taxes, accounting changes, items management does not deem relevant to segment performance, and interest income and expense. Inter-segment sales and expenses are not significant. Non-cash items of depreciation and amortization are included within both costs of sales and selling, general and administrative expenses.

The following table details revenue and cost of revenues for the Company’s reportable segments for the years ended December 31, 2021 and 2020, and reconciles to net income (loss) on the consolidated statements of operations :

(Dollars in thousands)	December 31, 2021	December 31, 2020
Reportable segment revenue:
Cryptocurrency mining revenue	$10,932	$595
Data hosting revenue	3,413	—
Total segment and consolidated revenue	14,345	595
Reportable segment cost of revenue:
Cost of revenues-cryptocurrency mining	5,626	405
Cost of revenues-data hosting	2,444	—
Total segment and consolidated cost of revenues	8,070	405
Reconciling items:
Selling, general and administrative expenses	10,751	1,832
Interest expense	(1,879)	—
Other income	11	100
Income tax (expense) benefit from continuing operations	(44)	332
Net loss (continuing operations)	(6,388)	(1,210)
Income from discontinued operations before income tax	1,087	3,096
Income tax (expense) benefit from discontinued operations	40	60
Net income from discontinued operations	1,127	3,156
Net loss	(5,261)	1,946

Capital expenditures	45,792	805
Depreciation and amortization	3,703	81

18. Subsequent Events

In accordance with U.S. GAAP, the Company has evaluated subsequent events for disclosure between the consolidated balance sheet date of December 31, 2021 and March 31, 2022, the date the financial statements were available to be issued.

NYDIG Financing

On December 30, 2021, Soluna MC Borrowing 2021-1 LLC (“Borrower”), an indirect wholly owned subsidiary of the Company entered into a Master Equipment Finance Agreement (the “Master Agreement”) with NYDIG ABL LLC (“NYDIG”) as lender, servicer and collateral agent. The Master Agreement outlined the framework for a financing up to approximately $14.4 million in aggregate equipment financing. Subsequently, the parties negotiated the specific terms of each equipment financing transaction as well as the terms upon which the investors in our October 2021 Senior Secured Convertible Notes (the “Convertible Investors”) would consent to the transactions contemplated by the Master Agreement.

On January 14, 2022, Borrower effected an initial drawdown under the Master Agreement in the aggregate principal amount of approximately $4.6 million that bore interest at 14% and will be repaid over 24 months. On January 26, 2022, Borrower had a subsequent drawdown of $9.6 million. As part of the transactions contemplated under the Master Agreement, (i) the Company’s indirect wholly owned subsidiary, Soluna MC LLC, formerly EcoChain Block LLC (“Guarantor”), which is the owner of 100% of the equity interests of Borrower, executed a Guaranty Agreement in favor of NYDIG, as lender, dated as of December 30, 2021 (the “Guaranty Agreement”), (ii) Borrower has granted a lien on, and security interest in, all of its assets to NYDIG, as collateral agent, (iii) Guarantor entered into a sale/leaseback structure on assets purchased with the borrowed funds, (iv) Borrower will borrow from NYDIG the loans as forth in certain loan schedules (the “Specified Loans”), and (v) Borrower has executed a Digital Asset Account Control Agreement (the “ACA Wallet Agreement”) with NYDIG, as collateral agent and secured party, and NYDIG Trust Company LLC, as custodian, dated as of December 30, 2021, as well as such other agreements related to the foregoing as mutually agreed (collectively, the “NYDIG Transactions”).

In connection with the NYDIG Transactions, on January 13, 2022, the Company entered into a Consent and Waiver Agreement, dated as of January 13, 2022 (the “Consent”), with the Convertible Investors, in connection with the SPA, pursuant to which the Convertible Investors agreed to waive any lien on, and security interest in, certain assets, provided various contingencies are fulfilled, and each Investor who acquired on the Closing Date Notes having a principal amount of not less than $3,000,000 agreed to waive its rights under Section 4.17 of the SPA to participate in Subsequent Financings with respect to the NYDIG Transactions and any additional loans under the MEFA that only finance the purchase of equipment from NYDIG, in order to consent to the NYDIG Transactions. Pursuant to the Consent, the Investors also waived the current requirement of the SPA and the other Transaction Documents (collectively, the “SPA Documents”) that the Borrower become an Additional Debtor (as defined in the Security Agreement) and execute an Additional Debtor Joinder (as defined in the Security Agreement) for so long as the Specified Loans are outstanding, and NYDIG not entering into a subordination or intercreditor agreement with respect to the Guaranty. Further, pursuant to the Consent, the Purchasers waived the right to accelerate the Maturity Date of the Notes and the right to charge a default rate of interest on such Notes, in each case, with respect to certain changes in names of, and jurisdiction of incorporation, of the Debtors (as defined in the SPA Documents), which waiver does not waive any other Event of Default (as defined in any of the SPA Documents), known or unknown, as of the date of Consent.

Promptly after the date of the Consent, the Company warrants to purchase up to 85,000 shares of common stock to the Convertible Investor holding the largest outstanding principal amount of Notes as of the date of the Consent. Such warrants are substantially in form similar to the other Warrants held by the Convertible Investors. Such warrants are exercisable for three years from the date of the Consent at an exercise price per share of the Company’s common stock, equal to 130% of the closing price per share of the common stock as of the date of the Consent.

Promissory Notes

On February 22, 2022, the Company issued to certain institutional lenders (the “Lenders”) promissory notes in an aggregate principal amount of $7.6 million for an aggregate purchase price of $7.6 million (collectively, the “First Tranche Notes”). The Notes were issued as the first tranche of an aggregate financing of $20.0 million. On March 10, 2022, the Company has issued to the lenders a second tranche of an aggregate principal amount of $2.4 million (the “Second Tranche Notes”). The Company expects to issue to the Lenders a third tranche of promissory notes in an aggregate principal amount of $10.0 million for an aggregate purchase price of $10.0 million (the “Third Tranche Notes” and, together with the First Tranche Notes and Second Tranche Notes, the “Notes”) along with Class D common stock purchase warrants (collectively, the “Warrants”) to purchase up to an aggregate of 500,000 shares of common stock of the Company, at an exercise price of $11.50 per share. The Warrants will be immediately exercisable for two years upon issuance, subject to applicable Nasdaq Stock Market LLC rules. The Warrants will only be issued if and when the Third Tranche Notes are issued.

The First Tranche Notes have a maturity date of February 22, 2027, the Second Tranche Notes have a maturity date of March 10, 2027 and Third Tranche will have a maturity date five years from the date of issuance (each a “Maturity Date”), upon which dates the Notes shall be payable in full, and accrue interest at a rate of two percent (2%) per annum. The Notes may be repaid, at such Lender’s sole election, either (a) at the applicable Maturity Date or (b) upon the first business day of each month that the Company keeps open a private offering of its Series A Preferred Stock by presenting its Note in whole or in part as legal tender to purchase such shares of Series A Preferred Stock at price per share of Series A Preferred Stock on the date immediately preceding the closing of such subscription, provided that if the Notes are not repaid by May 2, 2022, the Notes shall automatically be subscribed for shares of the Series A Preferred Stock. If any Event of Default occurs, the outstanding principal amount of the Notes, liquidated damages and other amounts owing in respect thereof through the date of acceleration, will become, at the Lender’s election, immediately due and payable in cash. The Notes may be prepaid or redeemed upon written notice to the other party.

The exercise of the Warrants will be subject to beneficial ownership limitations such that the Lenders may not exercise the Warrants to the extent that such exercise would result in each of the Lenders being the beneficial owner in excess of 4.99% (or, upon election of such Lender, 9.99%) of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon such exercise, which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to the Company, provided that any increase in such limitation will not be effective until 61 days following notice to the Company.