Form 10-Q
period 2022-03-31
Soluna Holdings, Inc
filed 2022-05-16
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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

As of May 12, 2022, the Registrant had 14,040,149 shares of common stock outstanding.

 SOLUNA HOLDINGS, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Soluna Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2022 (Unaudited) and December 31, 2021

(Dollars in thousands, except per share)

	March 31,	December 31,
	2022	2021
Assets
Current Assets:
Cash	$2,827	$10,258
Accounts receivable	324	531
Inventories	—	—
Prepaid expenses and other current assets	1,571	977
Deposits on equipment	14,861	10,188
Current assets associated with discontinued operations	2,819	3,028
Total Current Assets	22,402	24,982
Other assets	1,062	1,121
Deferred tax asset, net	—	—
Equity investment	750	750
Property, plant and equipment, net	68,245	44,597
Intangible assets, net	43,509	45,839
Operating lease right-of-use assets	369	405
Total Assets	$136,337	$117,694

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,363	$2,958
Accrued liabilities	2,173	2,859
Line of credit	1,000	1,000
Notes payable	15,991	7,121
Current portion of debt	7,195	—
Deferred revenue	307	316
Operating lease liability	193	184
Income taxes payable	2	2
Current liabilities associated with discontinued operations	1,298	1,243
Total Current Liabilities	32,522	15,683

Other liabilities	509	509
Long term debt	5,802	—
Operating lease liability	192	237
Deferred tax liability, net	9,730	10,277
Total Liabilities	48,755	26,706

Commitments and Contingencies (Note 10)

Stockholders’ Equity:
9.0% Series A Cumulative Perpetual Preferred Stock, par value $0.001 per share, $25.00 liquidation preference; authorized 3,640,000; 1,319,156 shares issued and outstanding as of March 31, 2022 and 1,252,299 shares issued and outstanding as of December 31, 2021	1	1
Common stock, par value $0.001 per share, authorized 75,000,000; 15,019,665 shares issued and 14,004,172 shares issued and outstanding as of March 31, 2022 and 14,769,699 shares issued and 13,754,206 shares issued and outstanding as of December 31, 2021	15	15
Additional paid-in capital	233,290	227,790
Accumulated deficit	(131,960)	(123,054)
Common stock in treasury, at cost, 1,015,493 shares at March 31, 2022 and December 31, 2021	(13,764)	(13,764)
Total Stockholders’ Equity	87,582	90,988

Total Liabilities and Stockholders’ Equity	$136,337	$117,694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2022 and 2021

(Dollars in thousands, except per share)

	Three Months Ended
	March 31,
	2022	2021

Cryptocurrency mining revenue	$7,812	$995
Data hosting revenue	1,504	—
Total revenue	9,316	995
Operating costs and expenses:
Cost of cryptocurrency mining revenue	7,721	328
Cost of data hosting revenue	1,138	—
Selling, general and administrative expenses	7,255	1,298
Operating loss	(6,798)	(631)
Interest expense	(2,881)	—
Other income, net	—	5
Loss before income taxes from continuing operations	(9,679)	(626)
Income tax benefit from continuing operations	547	—
Net loss from continuing operations	(9,132)	(626)
Income (loss) before income taxes from discontinued operations	226	(40)
Income tax benefit from discontinued operations	—	—
Net income (loss) from discontinued operations	226	(40)
Net loss	$(8,906)	$(666)

Basic (loss) earnings per common share:
Net loss from continuing operations per share (Basic)	$(0.71)	$(0.06)
Net income (loss) from discontinued operations per share (Basic)	$0.02	$(0.01)
Basic loss per share	$(0.69)	$(0.07)

Diluted loss per common share:
Net loss from continuing operations per share (Diluted)	$(0.71)	$(0.06)
Net income (loss) from discontinued operations per share (Diluted)	$0.02	$(0.01)
Diluted loss per share	$(0.69)	$(0.07)

Weighted average shares outstanding (Basic & Diluted)	13,870,646	9,796,863

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
For the Year Ended December 31, 2021

And the Three Months Ended March 31, 2022 (Unaudited)

(Dollars in thousands, except per share)

	Preferred Stock		Common Stock				Treasury Stock

	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity
December 31, 2020	—	$—	10,750,100	$11	$137,462	$(117,793)	1,015,493	$(13,764)	$5,916

Net loss	—	—	—	—	—	(666)	—	—	(666)

Stock-based compensation	—	—	—	—	34	—	—	—	34

Issuance of shares – option exercises	—	—	77,250	—	62	—	—	—	62

Issuance of shares – restricted stock	—	—	57,500	—	49	—	—	—	49

March 31, 2021	—	$—	10,884,850	$11	$137,607	$(118,459)	1,015,493	$(13,764)	$5,395

Net loss	—	—	—	—	—	(1,174)	—	—	(1,174)

Stock-based compensation	—	—	—	—	1,005	—	—	—	1,005

Issuance of shares – stock offering	—	—	2,782,258	3	15,400	—	—	—	15,403

Issuance of shares – option exercises	—	—	27,650	—	21	—	—	—	21

Issuance of shares – restricted stock	—	—	20,405	—	207	—	—	—	207

June 30, 2021	—	$—	13,715,163	$14	$154,240	$(119,633)	1,015,493	$(13,764)	$20,857

Net loss	—	—	—	—	—	(610)	—	—	(610)

Preferred dividends	—	—	—	—	(176)	—	—	—	(176)

Stock-based compensation	—	—	—	—	334	—	—	—	334

Issuance of shares – preferred offering	806,585	1	—	—	18,297	—	—	—	18,298

Issuance of shares – option exercises	—	—	16,500	—	18	—	—	—	18

Issuance of shares – warrant exercises	—	—	1,050	—	9	—	—	—	9

September 30, 2021	806,585	$1	13,732,713	$14	$172,722	$(120,243)	1,015,493	$(13,764)	$38,730

Net loss	—	—	—	—	—	(2,811)	—	—	(2,811)

Preferred dividends	—	—	—	—	(454)	—	—	—	(454)

Stock-based compensation	—	—	—	—	648	—	—	—	648

Issuance of shares – preferred offering	445,714	—	—	—	6,759	—	—	—	6,759

Issuance of shares – option exercises	—	—	2,000	—	1	—	—	—	1

Issuance of shares- restricted stock	—	—	154,426	—	—	—	—	—	—

Issuance of shares- Notes conversion	—	—	150,000	—	1,377	—	—	—	1,377

Issuance of shares- termination shares	—	—	150,000	—	1,917	—	—	—	1,917

Warrants issued in relation to debt financing	—	—	—	—	7,037	—	—	—	7,037

Share consideration of asset acquisition	—	—	—	—	33,000	—	—	—	33,000

Issuance of shares – warrant exercises	—	—	580,560	1	4,783	—	—	—	4,784

December 31, 2021	1,252,299	$1	14,769,699	$15	$227,790	$(123,054)	1,015,493	$(13,764)	$90,988

	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity
December 31, 2021	1,252,299	$1	14,769,699	$15	$227,790	$(123,054)	1,015,493	$(13,764)	$90,988

Net loss	—	—	—	—	—	(8,906)	—	—	(8,906)

Preferred dividends distribution	—	—	—	—	(749)	—	—	—	(749)

Stock-based compensation	—	—	—	—	955	—	—	—	955

Issuance of shares – preferred offering	66,857	—	—	—	957	—	—	—	957

Restricted stock units vested	—	—	14,301	—	—	—	—	—	—

Issuance of shares – warrant exercises	—	—	89,500	—	738	—	—	—	738

Issuance of shares- Notes conversion	—	—	146,165	—	1,342	—	—	—	1,342

Warrants issued in relation to debt financing					2,257				2,257
March 31, 2022	1,319,156	$1	15,019,665	$15	$233,290	$(131,960)	1,015,493	$(13,764)	$87,582

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2022 and 2021

(Dollars in thousands)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net loss- continuing operations	$(9,132)	$(626)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,697	75
Stock-based compensation	927	29
Consultant stock compensation	28	25
Deferred income taxes	(547)	—
Amortization of operating lease asset	50	38
Amortization of deferred financing costs and discount on notes	2,447	—
Changes in operating assets and liabilities:
Accounts receivable	206	2
Prepaid expenses and other current assets	(594)	81
Other long-term assets	59	(2)
Accounts payable	1,405	1,149
Deferred revenue	(9)	—
Operating lease liabilities	(49)	(37)
Accrued liabilities	(687)	98
Net cash provided by operating activities	801	832
Net cash provided by operating activities- discontinued operations	510	170
Investing Activities
Purchases of equipment	(25,438)	(296)
Purchases of intangible assets	(40)	—
Deposits of equipment, net	(2,590)	(671)
Net cash used in investing activities	(28,068)	(967)
Net cash used in investing activities- discontinued operations	—	(5)
Financing Activities
Proceeds from preferred offering	1,170	—
Proceeds from notes and debt issuance	19,767	—
Costs of preferred offering	(155)	—
Costs of notes and short term debt issuance	(1,445)	—
Cash dividend distribution on preferred stock	(749)	—
Proceeds from stock option exercises	—	62
Proceeds from common stock warrant exercises	738	—
Net cash provided by financing activities	19,326	62

Decrease in cash-continuing operations	(7,941)	(73)
Increase in cash- discontinued operations	510	165
Cash – beginning of period	10,258	2,630
Cash – end of period	$2,827	$2,722

Supplemental Disclosure of Cash Flow Information
Noncash equipment financing	4,620	—
Interest paid on NYDIG loans	335	—
Noncash consultant stock compensation in prepaids and other assets	—	24
Warrant consideration in related to promissory notes	2,257	—
S-3 fees in accounts payable	(58)	—
Notes converted to common stock	1,342	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Nature of Operations

Description of Business

Unless the context requires otherwise in these notes to the consolidated financial statements, the terms “SHI,” the “Company,” “we,” “us,” and “our” refer to Soluna Holdings, Inc. together with its consolidated subsidiaries, “SCI” refers to Soluna Computing, Inc., formerly known as EcoChain, Inc.,  and “MTI Instruments” refers to MTI Instruments, Inc.

SHI currently conducts our business through our wholly-owned subsidiary, SCI. SCI is engaged in the mining of cryptocurrency through data centers that can be powered by renewable energy sources. Recently, SCI has built, and intends to continue to develop and build, modular data centers that are used for cryptocurrency mining and that in the future can be used for computing intensive, batchable applications, such as artificial intelligence and machine learning, with the goal of providing a cost-effective alternative to battery storage or transmission lines. Headquartered in Albany, New York, the Company uses technology and intentional design to solve complex, real-world challenges.

SCI incorporated in Delaware on January 8, 2020 as EcoChain, Inc., which operates a cryptocurrency mining facility that integrates with the cryptocurrency blockchain network in the State of Washington. Through the October 2021 acquisition by EcoChain, Inc. of an entity at the time named Soluna Computing, Inc., SCI also has a pipeline of certain cryptocurrency mining projects previously owned by Harmattan Energy, Ltd. (“HEL”) (formerly known as Soluna Technologies, Ltd.), a Canadian corporation incorporated under the laws of the Province of British Colombia that develops vertically-integrated, utility-scale computing facilities focused on cryptocurrency mining and cutting-edge blockchain applications. Following such acquisition, on November 15, 2021, SCI completed its conversion and redomicile to Nevada and changed its name from “EcoChain, Inc.” to “Soluna Computing, Inc.”. The following day, the acquired entity, Soluna Computing, Inc., changed its name to “Soluna Callisto Holdings Inc.” (“Soluna Callisto”).

Until the April 11, 2022 sale described below, we also operated though our wholly owned subsidiary, MTI Instruments, an instruments business engaged in the design, manufacture and sale of vibration measurement and system balancing solutions, precision linear displacement sensors, instruments and system solutions, and wafer inspection tools. MTI Instruments was incorporated in New York on March 8, 2000. MTI Instruments’ products consist of engine vibration analysis systems for both military and commercial aircraft and electronic gauging instruments for position, displacement and vibration application within the industrial manufacturing markets, as well as in the research, design and process development markets. These systems, tools and solutions are developed for markets and applications that require consistent operation of complex machinery and the precise measurements and control of products, processes, and the development and implementation of automated manufacturing and assembly. On December 17, 2021, we announced that we had entered into a non-binding letter of intent with a potential buyer (the “Buyer”) regarding the potential sale of MTI Instruments (the “LOI”) to an unrelated third party. Pursuant to the LOI, the Buyer would acquire 100% of the issued and outstanding common stock of MTI Instruments (the “Sale”). As a result of the foregoing, the MTI Instruments business was reported as discontinued operations in our consolidated financial statements as of December 31, 2021 and prior periods included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022 (our “Annual Report”), as well as in these consolidated financial statements as of March 31, 2022 and prior periods . On April 11, 2022, we consummated the Sale, MTI Instruments ceased to be our wholly-owned subsidiary and, as a result, we have exited the instruments business. See Note 14 for additional information on the Sale.

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

On April 11, 2022, SHI entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with NKX Acquiror, Inc. (the “Purchaser”), pursuant to which the Company sold on such date all of the issued and outstanding shares of capital stock of its wholly-owned subsidiary, MTI Instruments for approximately $9.25 million in cash, subject to certain adjustments as set forth in the Stock Purchase Agreement. The consideration paid by the Purchaser to the Company was based on an aggregate enterprise value of approximately $10.75 million.

Liquidity

The Company has historically incurred significant losses primarily due to our past efforts to fund direct methanol fuel cell product development and commercialization programs and had a consolidated accumulated deficit of approximately $131.9 million as of March 31, 2022. As of March 31, 2022, the Company had negative working capital of approximately $10.1 million, a line of credit outstanding of $1.0 million, $8.2 million outstanding note payable that can be converted to common stock, received additional equipment financing for up to $14.4 million of which $7.1 million was current, as well as received financing of approximately $10.0 million from promissory notes. The Company had outstanding commitments as of March 31, 2022 related to SCI for $37.3 million for capital expenditures, approximately $801 thousand in cash provided by operating activities for continuing operations, and approximately $2.8 million of cash available to fund our operations.

During the three months ended March 31, 2022, the Company paid approximately $25.4 million in capital expenditures and had approximately $14.8 million outstanding in deposits for equipment. Subsequent to the three months ended March 31, 2022, the Company received the third tranche of financing of approximately $10.0 million from promissory notes. Please refer to Footnote 16 “Subsequent Events”, for further details.

Recently, the Company has seen a decline in the price of Bitcoin due its volatility, which could have material and negative impact to our operations. Management has assessed volatility and has determined that we will have sufficient cash flow to fund operations for the next twelve months.

The COVID-19 global pandemic has been unprecedented and unpredictable and our impact is likely to continue to result in significant national and global economic disruption, which may adversely affect our business. Although the Company has experienced some minor changes to our miner shipments due to disruptions in the global supply chain, the Company does not expect any material impact on our long-term strategic plans, our operations, or our liquidity due to the impacts of COVID-19. However, the Company is actively monitoring this situation and the possible effects on our financial condition, liquidity, operations, suppliers, and the industry

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Annual Report.

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2021 has been derived from the Company’s audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2022 and March 31, 2021.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and our then wholly-owned subsidiaries, MTI Instruments and SCI, as of March 31, 2022. All intercompany balances and transactions are eliminated in consolidation.

Change in Par Value

Unless otherwise noted, all capital values, share and per share amounts in the condensed consolidated financial statements have been retroactively restated for the effects of the Company’s change in par value from $0.01 to $0.001, which became effective after the redomestication to the State of Nevada on March 29, 2021.

Reclassification

 Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or net assets. The reclassifications relate to the presentation of discontinued operations and a correction of an error.

Correction of an Error

The Company recorded cash preferred dividend distributions of $630 thousand in the our Annual Report presentation as an increase within accumulated deficit. However, in the absence of retained earnings, cash dividends should generally be charged to Additional-Paid-in Capital (“APIC”). This treatment is supported by Accounting Standards Codification (“ASC”) 480-10-S99-2, which requires accretion of redeemable preferred stock to be charged to APIC in the absence of retained earnings. As the Company did not have accumulated profit (i.e.: absence of retained earnings), the preferred cash dividends should have been charged to APIC.

The following tables present the effects of the correction of the prior period error to the Condensed Consolidated Statement of Equity:

	Preferred Stock		Common Stock				Treasury Stock

	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity

September 30, 2021	806,585	$1	13,732,713	$14	$172,898	$(120,419)	1,015,493	$(13,764)	$38,730

Adjustment for correction of an error-Preferred dividends	—	—	—	—	(176)	176	—	—	—
Balance Sep tember 30, 2021-as adjusted	806,585	$1	13,732,713	$14	$172,722	$(120,243)	1,015,493	$(13,764)	$38,730
December 31, 2021	1,252,299	$1	14,769,699	$15	$228,420	$(123,684)	1,015,493	$(13,764)	$90,988

Adjustment for correction of an error-Preferred dividends	—	—	—	—	(630)	630	—	—	—

December 31, 2021-as adjusted	1,252,299	$1	14,769,699	$15	$227,790	$(123,054)	1,015,493	$(13,764)	$90,988

3.	Accounts Receivable

Accounts receivables consist of the following at:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Data Hosting	$246	450
Other	78	81
Total	$324	$531

The Company’s allowance for doubtful accounts was $0 at both March 31, 2022 and December 31, 2021.

Employee Receivables

Certain employees have a receivable due to the Company related to the vesting of stock awards, in which $162 thousand and $0 were outstanding as of March 31, 2022 and December 31, 2021, respectively.  The balance is currently included within prepaid and other assets on the condensed financial statements.

4.	Property, Plant and Equipment

Property, plant and equipment consist of the following at:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Land	$52	$52
Land improvements	238	238
Buildings	6,988	5,650
Leasehold improvements	317	317
Vehicles	15	15
Computers and related software	60,093	30,890
Machinery and equipment	4,522	2,588
Office furniture and fixtures	22	22
Construction in progress	3,090	7,590
	75,337	47,362
Less: Accumulated depreciation	(7,092)	(2,765)
	$68,245	$44,597

Depreciation expense was approximately $4.3 million and $75 thousand for the three months ended March 31, 2022 and the three months ended March 31, 2021, respectively.

5.	Asset Acquisition

As discussed above, on October 29, 2021, we completed the Soluna Callisto acquisition pursuant to an Agreement and Plan of Merger dated as of August 11, 2021, by and among the Company, SCI and Soluna Callisto (the “Merger Agreement”). The purpose of the transaction was for SCI to acquire substantially all of the assets (other than those assets physically located in Morocco) formerly held by HEL, which assets consisted of Soluna Callisto’s existing pipeline of certain cryptocurrency mining projects that HEL previously transferred to Soluna Callisto and to provide SCI with the opportunity to directly employ or retain the services of four individuals whose services it had retained through HEL prior to the merger. As a result of the merger, each share of common stock of Soluna Callisto issued and outstanding immediately prior to the effective time of the merger, other than shares owned by the Company or any of our subsidiaries, was cancelled and converted into the right to receive a proportionate share of up to 2,970,000 shares (the “Merger Shares”) of the Company’s common stock payable upon the achievement of certain milestones within five years after the effective date in the merger, as set forth in the merger agreement and the schedules thereto (the “Merger Consideration”). See Note 11 for further information regarding our relationship with HEL.

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

Termination Consideration

In connection with the Soluna Callisto acquisition, effective as of October 29, 2021, pursuant to the terms of a termination agreement dated as of August 11, 2021 by and among the Company, SCI, and HEL (“the Termination Agreement”), on November 5, 2021, SCI paid HEL $725,000 and SHI issued to HEL 150,000 shares of our common stock (the “Termination Shares”). SCI also reimbursed HEL $75,000 for transaction-related fees and expenses. SHI included the termination costs as part of asset acquisition per ASC 805-50. Based on the closing price of the SHI common stock on Nasdaq on November 5, 2021, SHI has valued the aggregate termination consideration at approximately $1.9 million.

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

Based on management’s evaluation, management concluded that due to the high volatility of its share price, the high probability of achieving the MW targets, and the fact the value associated with meeting the performance measures are not intended to drive the number of shares to be issued, but rather act as a proxy for and driver of share value, the monetary value of the obligation at inception is predominantly a function of equity shares. As such, the consideration will be treated as equity as ASC 480-10-25-14 is not applicable since the monetary value of the Merger Shares is not (1) fixed, or (2) dependent on (i) variations in something other than the fair value of the Company’s equity shares, or (ii) variations inversely related to changes in the fair value of the Company’s equity shares and is instead exposed to changes in the fair value of the Company’s share price, and as such does not represent a liability under ASC 480. The economic risks and characteristics of the share consideration are clearly and closely related to a residual equity interest since the underlying (i.e., the incremental shares of common stock delivered upon achievement of each MW target) will participate in the increase in value of the common equity of the Company, similar to a call option on common stock. Based on guidance in ASC 815-40-25-7 through 25-35, the share consideration is considered to be indexed to the Company’s stock and meets the additional criteria for equity classification.

6.	Intangible Assets

Intangible assets consist of the following as of March 31, 2022:

(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Total
For the year ended March 31, 2022
Strategic pipeline contract	$46,885	$3,906	$42,979
Assembled workforce	500	42	458
Patents	73	1	72
Total	$47,458	$3,949	$43,509

Intangible assets consist of the following as of December 31, 2021:

(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Total
For the year ended December 31, 2021
Strategic pipeline contract	$46,885	$1,562	$45,323
Assembled workforce	500	17	483
Patents	33	—	33
Total	$47,418	$1,579	$45,839

There were no intangible assets or amortization expense as of March 31, 2021. Amortization expense for the three months ended March 31, 2022 was approximately $2.4 million.

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

The Company expects to record amortization expense of intangible assets over the next five years and thereafter as follows:

(Dollars in thousands)
Year	2022
2022 (remainder of the year)	$7,110
2023	9,481
2024	9,481
2025	9,481
2026	7,900
Thereafter	56
Total	$43,509

7.	Income Taxes

During the three months ended March 31, 2022 and 2021, the Company’s effective income tax rate was 0%. The projected annual effective tax rate is less than the Federal statutory rate of 21%, primarily due to the change in the valuation allowance, as well as changes to estimated taxable income for 2022 and permanent differences. There was $547 thousand deferred income tax benefit for the three months ended March 31, 2022 and for the three months ended March 31, 2021, there was no income tax benefit.

In connection with the strategic contract pipeline acquired in the Soluna Callisto acquisition as further discussed in Note 5, ASC 740-10-25-51 requires the recognition of a deferred tax impact of acquiring an asset in a transaction that is not a business combination when the amount paid exceeds the tax basis on the acquisition date. As such, the Company is required to adjust the value of the strategic contract pipeline by approximately $10.9 million at inception date, in which was recorded as a deferred tax liability and this amount will be amortized over the life of the asset. For the three months ended March 31, 2022, the Company amortized $547 thousand.

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

The Company believes that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. The Company based the estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. The valuation allowance was $11.9 million at March 31, 2022 and December 31, 2021, respectively. We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowance on a quarterly basis.

8.	Debt

Convertible Notes

Debt consists of the following
(dollar in thousands):

	Maturity Date	Interest Rate	March 31, 2022	December 31, 2021
Convertible Note	October 25, 2022	8%	$13,586	$14,927
Less: debt discount			610	967
Less: discount from issuance of warrants			3,988	5,747
Less: debt issuance costs			758	1,092
Total convertible notes, net of discount and issuance costs			$8,230	$7,121

On October 25, 2021, pursuant to the SPA, the Company issued to certain accredited investors (i) secured convertible notes in an aggregate principal amount of $16.3 million for an aggregate purchase price of $15 million (collectively, the “Notes”), which are, subject to certain conditions, convertible at any time by the investors, into an aggregate of 1,776,073 shares (the “Conversion Shares”) of the Company’s common stock, at a price per share of $9.18 (the “Fixed Conversion Price”) and (ii) Class A, Class B and Class C common stock purchase warrants (collectively, the “Warrants”) to purchase up to an aggregate of 1,776,073 shares of common stock, at an exercise price $12.50, $15 and $18 per share, respectively. The Warrants are legally detachable and can be separately exercised immediately for five years upon issuance, subject to applicable Nasdaq rules.

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

The fair value of the Warrants, as of the issuance date, was $7.0 million and is recorded as equity with the offset recorded as debt discount against the net proceeds. The proceeds of $15.0 million were allocated between the Notes and the Warrants, in which the discount related to the warrants are being amortized based on the straight-line method over the twelve months term of the Notes. For the three months ended March 31, 2022, the Company has recorded amortized debt discount related to the warrants, the amount of $1.8 million which is included in interest expense. The Company has also recorded a debt discount on the Notes as the difference between the face amount of the notes payable of $16.3 million and purchase price of $15.0 million of $1.3 million in which approximately $700 thousand has been amortized over the life of the notes. There was also debt issuance costs of approximately $1.3 million and approximately $550 thousand has been amortized over the life of the Notes. All amortized costs are included in interest expense.

During the three months ended March 31, 2022 and year ended December 31, 2021, $13.6 million and $14.9 million, respectively, was remaining in the principal balance of the Notes. For the three months ended March 31, 2022, approximately $1.3 million was converted into 146,145 shares of our common stock. Through March 31, 2022, a total of approximately $2.7 million was converted into 296,145 shares of our common stock.

Promissory Notes

	Maturity Date	Interest Rate	March 31, 2022
1st tranche promissory note	February 22, 2027	2%	$7,600
2nd tranche promissory note	March 10, 2027	2%	2,400
Less: debt discount			(2,220)
Plus: interest expense accrued			20
Less: debt issuance costs			(39)
Total promissory notes, net of issuance costs			$7,761

On February 22, 2022, the Company issued to certain institutional lenders (the “Lenders”) promissory notes in an aggregate principal amount of $7.6 million for an aggregate purchase price of $7.6 million (collectively, the “First Tranche Notes”). The Notes were issued as the first tranche of an aggregate financing of $20.0 million. On March 10, 2022, the Company has issued to the lenders a second tranche of an aggregate principal amount of $2.4 million (the “Second Tranche Notes”). The Company issued to the Lenders a third tranche of promissory notes in an aggregate principal amount of $10.0 million for an aggregate purchase price of $10.0 million (the “Third Tranche Notes” and, together with the First Tranche Notes and Second Tranche Notes, the “Notes”) along with Class D common stock purchase warrants (collectively, the “Warrants”) to purchase up to an aggregate of 1,000,000 shares of common stock of the Company, at an exercise price of $11.50 per share on April 13, 2022. The Warrants are immediately exercisable for two years upon issuance, subject to applicable Nasdaq Stock Market LLC rules. See Note 16, Subsequent Events, for further information regarding the Third Tranche note and the issuance of the Warrants.

The First Tranche Notes have a maturity date of February 22, 2027, the Second Tranche Notes have a maturity date of March 10, 2027 and Third Tranche will have a maturity date five years from the date of issuance (each a “Maturity Date”), upon which dates the Notes shall be payable in full, and accrue interest at a rate of two percent (2%) per annum. The Notes may be repaid, at such Lender’s sole election, either (a) at the applicable Maturity Date or (b) upon the first business day of each month that the Company keeps open a private offering of our Series A Preferred Stock by presenting its Note in whole or in part as legal tender to purchase such shares of Series A Preferred Stock at price per share of Series A Preferred Stock on the date immediately preceding the closing of such subscription, provided that if the Notes are not repaid by May 2, 2022, the Notes shall automatically be subscribed for shares of the Series A Preferred Stock. If any Event of Default occurs, the outstanding principal amount of the Notes, liquidated damages and other amounts owing in respect thereof through the date of acceleration, will become, at the Lender’s election, immediately due and payable in cash. The Notes may be prepaid or redeemed upon written notice to the other party.

The exercise of the Warrants is subject to beneficial ownership limitations such that the Lenders may not exercise the Warrants to the extent that such exercise would result in each of the Lenders being the beneficial owner in excess of 4.99% (or, upon election of such Lender, 9.99%) of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon such exercise, which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to the Company, provided that any increase in such limitation will not be effective until 61 days following notice to the Company.

The fair value of the Warrants for the first and second tranche, as of the issuance date, was $2.26 million and is recorded as equity with the offset recorded as debt discount against the net proceeds. The proceeds of $10.00 million were allocated between the Promissory Notes and the Warrants, in which the discount related to the Warrants are being amortized based on the straight-line method through the date of Maturity. For the three months ended March 31, 2022, the Company has recorded amortized debt discount, related to the Warrants, the amount of $40 thousand, which is included in interest expense. There were also debt issuance costs of approximately $40 thousand as of March 31, 2022 and approximately $1 thousand has been amortized. All amortized costs are included in interest expense. During the three months ended March 31, 2022, $10.0 million is remaining in the principal balance of the Notes.

On April 29, 2022, the Company issued in a registered direct offering 1,142,857 shares of Series A Preferred Stock to the Lenders, at an offering price of $17.50 per share, the same price as the public offering price of the shares of Series A Preferred Stock in the concurrent underwritten public offering, in full satisfaction of the Company’s obligations under the outstanding Notes in an aggregate amount of $20 million. See Note 16 for, Subsequent Events, for further information regarding this offering.

NYDIG Financing

	Maturity Dates	Interest Rate		March 31, 2021
NYDIG Loans #1-11	April 25, 2023 thru January 25, 2027	12% thru 15%	%	$14,387
Less: principal payments				1,074
Less: debt issuance costs				316
Total outstanding debt				12,997
Less current portion of debt				7,195
Total Long-term debt				$5,802

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

On January 14, 2022, the Borrower effected an initial drawdown under the Master Agreement in the aggregate principal amount of approximately $4.6 million that bore interest at 14% and will be repaid over 24 months. On January 26, 2022, the Borrower had a subsequent drawdown of $9.6 million. As part of the transactions contemplated under the Master Agreement, (i) the Company’s indirect wholly owned subsidiary, Soluna MC LLC, formerly EcoChain Block LLC (“Guarantor”), which is the owner of 100% of the equity interests of Borrower, executed a Guaranty Agreement in favor of NYDIG, as lender, dated as of December 30, 2021 (the “Guaranty Agreement”), (ii) Borrower has granted a lien on, and security interest in, all of its assets to NYDIG, as collateral agent, (iii) Guarantor entered into a sale/leaseback structure on assets purchased with the borrowed funds, (iv) Borrower will borrow from NYDIG the loans as forth in certain loan schedules (the “Specified Loans”), and (v) Borrower has executed a Digital Asset Account Control Agreement (the “ACA Wallet Agreement”) with NYDIG, as collateral agent and secured party, and NYDIG Trust Company LLC, as custodian, dated as of December 30, 2021, as well as such other agreements related to the foregoing as mutually agreed (collectively, the “NYDIG Transactions”).

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

Promptly after the date of the Consent, the Company issued warrants to purchase up to 85,000 shares of common stock to the Convertible Investor holding the largest outstanding principal amount of Notes as of the date of the Consent. Such warrants are substantially in form similar to the other Warrants held by the Convertible Investors. Such warrants are exercisable for three years from the date of the Consent at an exercise price per share of the Company’s common stock, equal to 130% of the closing price per share of the common stock as of the date of the Consent.

Line of Credit

On September 13, 2021, the Company entered into a $1.0 million unsecured line of credit with KeyBank National Association, that will, among other things, allow the Company to request loans and to use the proceeds of such loans for working capital and other general corporate purposes. The line of credit may be drawn at the discretion of the Company, and bears interest at a rate of Prime + 0.75% per annum (4.25% interest rate as of March 31, 2022). Accrued interest is due monthly and principal is due in full following lender’s demand. As of March 31, 2022, the entire line of credit of $1.0 million was drawn and outstanding. MTI Instruments previously held a secured line of credit with Pioneer Bank in the amount of $300 thousand. The secured line of credit was closed on September 10, 2021 with no outstanding amounts.

9.	Stockholders’ Equity

Preferred Stock

The Company has one series of preferred stock outstanding, known as the Series A Cumulative Perpetual Preferred Stock, par value $0.001 per share, with a $25.00 liquidation preference. As of March 31, 2022 and December 31, 2021, there were 1,319,156 and 1,252,299 shares of preferred stock issued and outstanding, respectively.

Common Stock

The Company has one class of common stock, par value $0.001. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. As of March 31, 2022 and December 31, 2021, there were 14,004,172 and 13,754,206 shares of common stock issued and outstanding, respectively.

Dividends

Pursuant to the Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock of the Company, dividends, when, as and if declared by the Board of Directors, (or a duly authorized committee of the Board of Directors), will be payable monthly in arrears on the final day of each month, beginning August 31, 2021. During the three months ended March 31, 2022, the Board of Directors declared and paid the Company preferred stock dividend distributions of $749 thousand and for the fiscal year ended December 31, 2021, the Board of Directors declared and the Company paid monthly preferred stock dividends totaling an amount of approximately $630 thousand.

Reservation of Shares

The Company had reserved shares of common stock for future issuance as follows as of March 31, 2022:

Stock options outstanding	990,800
Restricted stock units outstanding	555,847
Warrants outstanding	2,692,355
Common stock available for future equity awards or issuance of options	586,732
Number of common shares reserved	4,825,734

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

The Company notes as continuing operations was in a net loss position for the three months ended March 31, 2022 and 2021, as such basic and diluted Earnings-per-share (“EPS”) is the same amount as continuing operations acts as the control amount in which would cause antidilution. Not included in the computation of earnings per share, assuming dilution, for the three months ended March 31, 2022, were options to purchase 990,800 shares of the Company’s common stock, 555,847 nonvested restricted stock units, 2,692,355 outstanding warrants not exercised, and 1,479,908 shares of convertible notes outstanding. These potentially dilutive items were excluded because the calculation of incremental shares resulted in an anti-dilutive effect.

Not included in the computation of earnings per share, assuming dilution, for the three months ended March 31, 2021, were options to purchase 351,500 shares and 15,000 restricted stock units of the Company’s common stock. These potentially dilutive items were excluded because the Company incurred a loss during the period and their inclusion would be anti-dilutive.

10.	Commitments and Contingencies

Commitments:

Leases

The Company determines whether an arrangement is a lease at inception. The Company and our subsidiaries have operating leases for certain manufacturing, laboratory, office facilities and certain equipment. The leases have remaining lease terms of less than one year to less than five years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of March 31, 2022 and December 31, 2021, the Company has no assets recorded under finance leases.

Lease expense for these leases is recognized on a straight-line basis over the lease term. For the three months ended March 31, 2022 and 2021 total lease costs are comprised of the following:

(Dollars in thousands)	Three Months Ended March 31,
	2022	2021
Operating lease cost	$50	$38
Short-term lease cost	—	—
Total net lease cost	$50	$38

Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

Other information related to leases was as follows:

(Dollars in thousands, except lease term and discount rate)	Three Months Ended March 31, 2022

Weighted Average Remaining Lease Term (in years):
Operating leases	2.14

Weighted Average Discount Rate:
Operating leases	3.83%

(Dollars in thousands, except lease term and discount rate)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$49	$36

Non-Cash Activity Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$13	$—

Maturities of noncancellable operating lease liabilities are as follows for the three months ending March 31:

(Dollars in thousands)
2022
2022 (remainder of year)	$153
2023	164
2024	85
Total lease payments	402
Less: imputed interest	(17)
Total lease obligations	385
Less: current obligations	(193)
Long-term lease obligations	$192

As of March 31, 2022, there were no additional operating lease commitments that had not yet commenced, except for the ground lease noted below.

On May 4, 2021, Soluna MC LLC, formerly EcoChain Block, LLC, (“Soluna MC”), a wholly owned subsidiary of SCI, executed a 25-year ground lease with a power-providing cooperative with respect to an existing building and certain surrounding land (the “Building Lease”), and a 25-year ground lease with the same landlord with respect to certain vacant land adjacent thereto, both located in the Southeastern United States (the “Vacant Land Lease”, and together with the Building Lease, the “Ground Leases”). In addition, Soluna MC and the landlord entered into a Power Supply Agreement (the “Power Supply Agreement”) whereby the landlord has agreed to supply power to the building leased under the Building Lease (the “Building Lease Premises”) and to the premises leased under the Vacant Land Lease (the “Vacant Land Premises”), some of which power, under certain circumstances, may be terminated by the landlord, on at least 6 months prior notice, any time after 12 months after the Building Commencement Date (as hereafter defined), in which case the landlord is required to reimburse Soluna MC for all of its construction costs, subject to certain exceptions, relating to buildings and other improvements developed by Soluna MC on the Vacant Land Premises. As of March 31, 2022, this lease has not commenced.

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

11.	Related Party Transactions

MeOH Power, Inc.

On December 18, 2013, MeOH Power, Inc. and the Company executed a Senior Demand Promissory Note (the “Note”) in the amount of $380 thousand to secure the intercompany amounts due to the Company from MeOH Power, Inc. upon the deconsolidation of MeOH Power, Inc. Interest accrues on the Note at the Prime Rate in effect on the first business day of the month, as published in the Wall Street Journal. At the Company’s option, all or part of the principal and interest due on this Note may be converted to shares of common stock of MeOH Power, Inc. at a rate of $0.07 per share. Interest began accruing on January 1, 2014. The Company recorded a full allowance against the Note. As of March 31, 2022 and December 31, 2021, $332 thousand and $329 thousand, respectively, of principal and interest are available to convert into shares of common stock of MeOH Power, Inc. Any adjustments to the allowance are recorded as miscellaneous expense during the period incurred.

Legal Services

During the three months ended March 31, 2022 and 2021, the Company incurred $1 thousand and $8 thousand, respectively, to Couch White, LLP for legal services associated with contract review. A partner at Couch White, LLP is an immediate family member of one of our Directors.

HEL Transactions

On January 8, 2020, the Company formed SCI as a wholly-owned subsidiary to pursue a new business line focused on cryptocurrency and the blockchain ecosystem. In connection with this new business line, SCI established a facility to mine cryptocurrencies and integrate with the blockchain network. Pursuant to an Operating and Management Agreement dated January 13, 2020, by and between SCI and HEL, HEL assisted the Company, and later SCI, in developing, and is now operating, the cryptocurrency mining facility. The Operating and Management Agreement requires, among other things, that HEL provide project sourcing services to SCI, including acquisition negotiations and establishing an operating model, investments/financing timeline, and a project development path, as well as developmental and operational services, as directed by SCI, with respect to the applicable cryptocurrency mining facility in exchange for SCI’s payment to HEL of a one-time management fee ranging from $65,000 to $350,000 and profit-based success payments in the event that SCI achieves explicit profitability thresholds. These agreements also provided that once aggregate earnings before interest, taxes, depreciation, and amortization of the applicable mine exceeded the total amount of funding provided by SCI to HEL (whether pursuant to the applicable agreement or otherwise) for the purposes of creating, developing, assembling, and constructing the mine, HEL was entitled to ongoing success payments of 20.0% of the earnings before interest, taxes, depreciation, and amortization of the mine. $237 thousand of payments had been made for fiscal year 2021, as certain Thresholds have been achieved.

Pursuant to the Operating and Management Agreement, during the developmental phase of the cryptocurrency mining facility, which ended on March 14, 2020, HEL gathered and analyzed information with respect to SCI’s cryptocurrency mining efforts and produced budgets, financial models, and technical and operational plans, including a detailed business plan, that it delivered to SCI in March 2020 (the “Deliverables”), all of which was designed to assist with the efficient implementation of a cryptocurrency mine. The agreement provided that, following SCI’s acceptance of the Deliverables, which occurred on March 23, 2020, HEL, on behalf of SCI, would commence operations of the cryptocurrency mine in a manner that would allow SCI to mine and sell cryptocurrency. In that regard, on May 21, 2020, SCI acquired the intellectual property of GigaWatt, Inc. (“GigaWatt”) and certain other property and rights of GigaWatt associated with GigaWatt’s operation of a crypto-mining operation located in Washington State. The acquired assets formed the cornerstone of SCI’s current cryptocurrency mining operation. SCI sells for U.S. dollars all cryptocurrency it mines and is not in the business of accumulating cryptocurrency on our balance sheet for speculative gains. On October 22, 2020, SCI loaned HEL $112 thousand to acquire additional assets from the bankruptcy trustee for GigaWatt’s assets. On the same day, HEL transferred title of the assets to SCI, which under the terms thereof paid off the note.

On November 19, 2020, SCI and HEL entered into a second Operating and Management Agreement related to a potential location for a cryptocurrency mine in the Southeast United States. In accordance with the terms of the agreement, which are consistent with the first Operating and Management agreement noted above, HEL is entitled to ongoing success payments of 20.0% of the earnings before interest, taxes, depreciation and amortization of the mine. SCI paid HEL $221 thousand for the fiscal year ended December 31, 2021 related to the one-time fees.

On December 1, 2020, SCI and HEL entered into a third Operating and Management Agreement with respect to a potential location for a cryptocurrency mine in the Southwestern United States. In accordance with the terms of the agreement, which are consistent with the first Operating and Management agreement noted above, HEL is entitled to ongoing success payments of 20.0% of the earnings before interest, taxes, depreciation and amortization of the mine. SCI did not make any payments in 2021 as this target location did not meet the business requirements to continue pursuing the potential acquisition, and as a result SCI did not make any further payments to HEL under this agreement.

On February 8, 2021, SCI and HEL entered into a fourth Operating and Management Agreement related to a potential location for a cryptocurrency mine in the Southeast United States. In accordance with the terms of the agreement, which are consistent with the first Operating and Management agreement noted above, HEL is entitled to ongoing success payments of 20.0% of the earnings before interest, taxes, depreciation and amortization of the mine. SCI paid HEL $544 thousand for the fiscal year ended December 31, 2021 in relation to the one-time fees.

For the fiscal year ended December 31, 2021, the Company paid $245 thousand in expense reimbursements and other related fees in addition to the Operating and Management payments.

Each Operating and Management Agreement, all of which were terminated effective November 5, 2021, pursuant to the Termination Agreement, among other things, required that HEL provide project sourcing services to SCI, including acquisition negotiations and establishing an operating model, investments/financing timeline, and project development path.  The Company made one final payment to HEL in 2022 of $50 thousand to settle all final Operating and Management Agreements.

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

In addition, one of the Company’s directors, Matthew E. Lipman, serves as a director and currently acting as President of HEL. Mr. Lipman does not directly own any equity interest in Tera Joule, LLC, which owns 9.2% of HEL; however, as a result of his position as a director and officer of Brookstone IAC, Inc., which is the manager of Tera Joule, LLC, he has dispositive power over the equity interests that Tera Joule owns in HEL. As a result, the approximate dollar value of the amount of Mr. Toporek’s and Mr. Lipman’s interest in the Company’s transactions with HEL for the three months ended March 31, 2022 was $0 and $0.

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

The Company’s investment in HEL is carried at the cost of investment and was $750 thousand as of March 31, 2022. The Company owned approximately 1.79% of HEL, calculated on a converted fully-diluted basis, as of March 31, 2022. The Company may enter into additional transactions with HEL in the future.

12.	Stock-Based Compensation

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

During the three months ended March 31, 2022, the Company awarded 417,924 restricted stock units under the Amended 2021 Plan, valued at $9.25 through $10.79 per share based on the closing market price of the Company’s common stock on the date of the grant, with a weighted average fair value of $10.38. 306,500 shares of common stock subject vesting as follows: 37% vests 12 months from the date of the grant, 33% vests 24 months from the date of the grant, and 30% vests 36 months from the date of the grant, in each case subject to the reporting person remaining in the service of the issuer on each such vesting date. 64,494 shares of Common Stock subject to vest as follows: 25% of such restricted stock units shall vest after six months of the award, and the remaining shares shall vest ratably over the succeeding 36-month period, with (1/36) of such vesting on the last day of each such calendar month. The remaining 46,930 shares of common stock are performance-based awards that will vest in the following year in January based on approval of the Board of Directors based on achievement of key performance objectives.

During the three months ended March 31, 2021, the Company granted options to purchase 30,000 shares of the Company’s common stock under the 2021 Plan, 33 1/3% of which will vest on each of the three anniversaries of the date of the award. The exercise price of these options is $11.10 per share and was based on the closing market price of the Company’s common stock on the dates of award. Using a Black-Scholes Option Pricing Model, the weighted average fair value of these options was $9.15 per share and was estimated at the date of grant.

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

13.	Effect of Recent Accounting Updates

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

There have been no other significant changes in the Company’s reported financial position or results of operations and cash flows as a result of our adoption of new accounting pronouncements or changes to our significant accounting policies that were disclosed in our consolidated financial statements for the fiscal year ended December 31, 2021 (the “2021 Fiscal Year”).

14.	Discontinued Operations

As described in Note 1, the Company entered into a Stock Purchase Agreement with Purchaser, pursuant to which the Company sold on April 11, 2022 all of the issued and outstanding shares of capital stock of its wholly-owned subsidiary, MTI Instruments for approximately $9.25 million in cash. As of March 31, 2022, our Instrumentation business segment was classified as discontinued operations in our financial statements for all periods presented. Our consolidated balance sheets and consolidated statements of operations report discontinued operations separate from continuing operations. Our consolidated statements of equity and statements of cash flows combine continuing and discontinuing operations.

Set forth below are the results of the discontinued operations:

(Dollars in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021(*)

Product revenue	$1,640	$1,337
Cost of sales	561	451
Research and development	369	386
Selling, general, and administrative	484	540
Net income (loss) from discontinued operations	$226	$(40)

(*)	Reclassified to conform with the current period presentation

The following table summarizes information about assets and liabilities from discontinued operations held for sale as of March 31, 2022 and December 31, 2021:

(Dollars in thousands)
	March 31,	December 31,
	2022	2021
Assets held for sale from discontinued operations:
Accounts receivable	$1,001	$1,189
Inventories	1,021	964
Prepaid expenses and other current assets	40	54
Property, plant and equipment, net	77	92
Deferred tax assets, net	101	101
Operating lease right-of-use assets	579	628
Total Assets held for sale from discontinued operations	$2,819	$3,028

Liabilities held for sale from discontinued operations:
Accounts payable	$191	$136
Accrued liabilities	529	479
Operating lease liability	578	628

Total Liabilities held for sale from discontinued operations	$1,298	$1,243

MTI Instruments sells its products on a worldwide basis with its principal markets listed in the table below where information on product revenue is summarized by geographic area for the Company as a whole for each of the years ended December 31:

(Dollars in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021

Product revenue:
United States	$836	$909
Association of South East Asian Nations (ASEAN)	743	242
Europe, the Middle East and Africa (EMEA)	57	166
Americas (Canada, Mexico, South America)	4	20

Total product revenue	$1,640	$1,337

Product revenues are attributed to regions based on the location of customers. For the three months ended as of March 31, 2022 and 2021 approximately 49.0% and 32.0%, respectively, of our product revenues was from customers outside of the United States.

At MTI Instruments, the largest commercial customer for the 3 months ended March 31, 2022 and 2021 represented 19.0% and 14.7%, respectively and the largest governmental agency represented 0% and 17.2%, respectively of MTI Instruments product revenue.

15.	Segment Information

The Company applies ASC 280, Segment Reporting, in determining its reportable segments. As of March 31, 2022, the Company had two reportable segments in Continuing Operations: Cryptocurrency Mining and Data Center Hosting. Until the sale of MTI Instruments, the Company also had an additional reportable segment: Test and Measurement Instrumentation, which has classified as discontinued operations. The guidance requires that segment disclosures present the measure(s) used by the Chief Operating Decision Maker (“CODM”) to decide how to allocate resources and for purposes of assessing such segments’ performance. The Company’s CODM is comprised of several members of its executive management team who use revenue and cost of revenues of both reporting segments to assess the performance of the business of our reportable operating segments.

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

For the three months ended March 31, 2022 and 2021, respectively, approximately 7% and 90% of the Company’s cryptocurrency mining revenue was generated from our operations in East Wenatchee, Washington, 44% and 10% from our operations in Calvert City, Kentucky and 49% and 0% from our operations in Murray, Kentucky. 100% of the Company’s data center hosting revenue was generated from the facility in Calvert City, Kentucky from hosting with two customers for three months ended March 31, 2022.

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

The following table details revenue and cost of revenues for the Company’s reportable segments for three months ended March 31, 2022 and 2021, and reconciles to net income (loss) on the consolidated statements of operations :

(Dollars in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Reportable segment revenue:
Cryptocurrency mining revenue	$7,812	$995
Data hosting revenue	1,504	—
Total segment and consolidated revenue	9,316	995
Reportable segment cost of revenue:
Cost of revenues-cryptocurrency mining	7,721	328
Cost of revenues-data hosting	1,138	—
Total segment and consolidated cost of revenues	8,859	328
Reconciling items:
Selling, general and administrative expenses	7,255	1,298
Interest expense	(2,881)	—
Other income	—	5
Income tax benefit from continuing operations	547	—
Net loss (continuing operations)	(9,132)	(626)
Income (loss) from discontinued operations before income tax	226	(40)
Income tax (expense) benefit from discontinued operations	—	—
Net income (loss) from discontinued operations	226	(40)
Net loss	(8,906)	(666)

Capital expenditures	25,438	296
Depreciation and amortization	6,697	75

16.	Subsequent Events

On April 11, 2022, the Company entered into the Stock Purchase Agreement with Purchaser, pursuant to which the Company sold on such date all of the issued and outstanding shares of capital stock of its wholly-owned subsidiary, MTI Instruments for approximately $9.25 million in cash, subject to certain adjustments as set forth in the Stock Purchase Agreement.

The consideration paid by the Purchaser to the Company was based on an aggregate enterprise value of approximately $10.75 million. In addition, pursuant to the Stock Purchase Agreement, the Purchaser entered into certain employment and restrictive covenant agreements between the Company and certain employees, including MTI Instrument’s president and chief executive officer, Moshe Binyamin. As a result of the Sale, the Company exited the instruments business and expects that it will be focused on developing and monetizing green, zero carbon computing and cryptocurrency mining facilities.

On April 13, 2022, the Company issued to certain institutional lenders (the “Lenders”) promissory notes in an aggregate principal amount of $10.0 million for an aggregate purchase price of $10.0 million (the “Notes”). The Company also issued Class D common stock purchase warrants (the “Warrants”) to purchase up to an aggregate of 1,000,000 shares of common stock of the Company at an exercise price of $11.50 per share. These Notes were the third and final tranche of an aggregate financing of $20.0 million. The Notes have a maturity date five years from the date of issuance (each a “Maturity Date”), upon which dates the Notes shall be payable in full, and accrue interest at a rate of two percent (2%) per annum. The Notes may be repaid, at such Lender’s sole election, either (a) at the applicable Maturity Date or (b) upon the first business day of each month that the Company completes an offering of its shares of the Company’s 9.0% Series A Cumulative Perpetual Preferred Stock, par value $0.001 per share (the “Series A Preferred Stock”) by presenting its Note in whole or in part as legal tender to purchase such shares of Series A Preferred Stock at price per share of Series A Preferred Stock on the date immediately preceding the closing of such subscription, provided that if the Notes are not repaid by May 2, 2022, the Notes shall automatically be subscribed for shares of the Series A Preferred Stock. If any Event of Default occurs, the outstanding principal amount of the Notes, liquidated damages and other amounts owing in respect thereof through the date of acceleration, will become, at the Lender’s election, immediately due and payable in cash. The Notes may be prepaid or redeemed upon written notice to the other party.

The Warrants are immediately exercisable for two years upon issuance. Exercise of the Warrants is subject to beneficial ownership limitations such that the Lenders may not exercise the Warrants to the extent that such exercise would result in each of the Lenders being the beneficial owner in excess of 4.99% (or, upon election of such Lender, 9.99%) of the number of shares of the Common Stock outstanding immediately after giving effect to the issuance of shares of Common Stock issuable upon such exercise, which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to the Company, provided that any increase in such limitation will not be effective until 61 days following notice to the Company.

On April 26, 2022, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Univest Securities, LLC, as representative of the several underwriters named therein, in connection with the offer and sale to such underwriters, in a firm commitment public offering (the “Underwritten Offering”) of 525,714 shares (the “Underwritten Shares”) of the Company’s 9.0% Series A Cumulative Perpetual Preferred Stock, par value $0.001 per share, with a $25.00 liquidation preference per share. Pursuant to the Underwriting Agreement, the Company also granted the underwriters a 45-day option to purchase up to an additional 78,857 shares (the “Option Shares”) of the Series A Preferred Stock on the same terms as the Shares sold in the Offering (the “Over-Allotment Option”). On April 29, 2022, the Company closed the Underwritten Offering and issued and sold 525,714 shares of Series A Preferred Stock pursuant to the Underwriting Agreement for aggregate gross proceeds of approximately $9.2 million less underwriting discounts of 7.0% ($0.6 million) and other offering fees and expenses, resulting in aggregate net proceeds to the Company of approximately $8.56 million. In the event that the Over-Allotment Option is exercised by the underwriters in full, that would result in additional aggregate gross proceeds of approximately $1.38 million less applicable underwriter discounts and other offering fees and expenses. The Company intends to use the net proceeds from the Offerings (as defined below) primarily for the acquisition, development and growth of data centers, including cryptocurrency mining processors, other computer processing equipment, data storage, electrical infrastructure, software and real property (i.e., land and buildings) and business, and for working capital and general corporate purposes, which include, but are not limited to, operating expenses.

Also pursuant to the Underwriting Agreement, the Company agreed to issue to the Univest Securities, LLC, in connection with the Underwritten Offering, warrants to purchase up to a number of shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”), representing 5% of the Underwritten Shares and any Option Shares sold, at an initial exercise price of $9.152 per share, subject to certain adjustments (the “Underwriter’s Warrants”). On April 29, 2022, the Company issued to Univest Securities, LLC or its designee Underwriter’s Warrants to purchase up to 26,285 shares of Common Stock. In the event all of the Option Shares are sold, the Company will issue additional Underwriter’s Warrants to purchase up to 3,942 shares of Common Stock to Univest Securities, LLC or its designee.

Concurrently with the Underwritten Offering, on April 29, 2022, pursuant to certain outstanding promissory notes in an aggregate principal amount of $20 million issued to certain institutional lenders, which Notes provide the Lenders with an option to elect that such Notes be repaid by the Company in shares of Series A Preferred Stock and subscription agreements, each dated April 29, 2022, by and between the Company and each of the Lenders, the Company issued an aggregate of 1,142,857 shares of Series A Preferred Stock in full satisfaction of the Company’s obligations under the Notes in a registered direct offering.

On May 3, 2022, SCI entered into a Bilateral Master Contribution Agreement (the "Contribution Agreement") with Soluna SLC Fund I Projects Holdco LLC, a Delaware limited liability company (“Spring Lane”), pursuant to which Spring Lane has agreed, pursuant to the terms and conditions of such agreement, to make one or more capital contributions to, and in exchange for equity in, SCI or one of its subsidiaries up to an aggregate amount of $35 million to fund certain projects to develop green data centers co-located with renewable energy assets (the "Spring Lane Commitment"). We anticipate that these capital contributions, once deployed into the projects, will help develop three behind-the-meter (BTM) projects designed to convert wasted renewable energy into clean computing services such as bitcoin mining and artificial intelligence. The Contribution Agreement outlines the framework for the Spring Lane Commitment; however, neither we nor Spring Lane are obligated to completed any projects under such agreement and any actual capital contributions are subject to various conditions precedent, including the receipt of requisite lender and other consents, acceptance by Spring Lane of specific projects and negotiations of agreements regarding those projects, including milestones and structure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, the terms “SHI,” the “Company,” “we,” “us,” and “our” refer to Soluna Holdings, Inc. together with its consolidated subsidiaries, “SCI” refers to Soluna Computing, Inc., formerly known as EcoChain, Inc., and “MTI Instruments” refers to MTI Instruments, Inc..

The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and the related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2021 contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022.

In addition to historical information, the following discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements. Important factors that could cause actual results to differ include those set forth in Part I Item 1A-Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and elsewhere in this Quarterly Report on Form 10-Q. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q. Please see “Statement Concerning Forward-Looking Statements” below.

Overview

SHI currently conducts our business through our wholly-owned subsidiary, SCI. SCI is engaged in the mining of cryptocurrency through data centers that can be powered by renewable energy sources. Recently, SCI has built, and intends to continue to develop and build, modular data centers that are currently used for cryptocurrency mining and that in the future can be used for computing intensive, batchable applications, such as artificial intelligence and machine learning, with the goal of providing a cost-effective alternative to battery storage or transmission lines. Headquartered in Albany, New York, the Company uses technology and intentional design to solve complex, real-world challenges.

SCI incorporated in Delaware on January 8, 2020 as EcoChain, Inc., which operates a cryptocurrency mining facility that integrates with the cryptocurrency blockchain network in the State of Washington. Through the October 2021 acquisition by EcoChain, Inc. of an entity at the time named Soluna Computing, Inc., SCI also has a pipeline of certain cryptocurrency mining projects previously owned by Harmattan Energy, Ltd. (“HEL”) (formerly known as Soluna Technologies, Ltd.), a Canadian corporation incorporated under the laws of the Province of British Colombia that develops vertically-integrated, utility-scale computing facilities focused on cryptocurrency mining and cutting-edge blockchain applications. Following such acquisition, on November 15, 2021, SCI completed its conversion and redomicile to Nevada and changed its name from “EcoChain, Inc.” to “Soluna Computing, Inc.”. The following day, the acquired entity, Soluna Computing, Inc., changed its name to “Soluna Callisto Holdings Inc.” (“Soluna Callisto”). We earn revenue from this business as the mined cryptocurrencies are converted into U.S. dollars. SCI has also began mining operations in fiscal year 2021 in Murray, Kentucky and Calvert City, Kentucky. Each of these locations have a potential 25-megawatt capacity. The mining facility in Calvert City currently performs hosting services and prop mining in which 10 megawatts is used for hosting services and 15 megawatts is used for prop mining. The mining facility in Murray, Kentucky operates fully on prop mining with a capacity of 25 megawatts.

Until the April 11, 2022 sale described below, we also operated though our wholly owned subsidiary, MTI Instruments, an instruments business engaged in the design, manufacture and sale of vibration measurement and system balancing solutions, precision linear displacement sensors, instruments and system solutions, and wafer inspection tools. MTI Instruments was incorporated in New York on March 8, 2000. MTI Instruments’ products consist of engine vibration analysis systems for both military and commercial aircraft and electronic gauging instruments for position, displacement and vibration application within the industrial manufacturing markets, as well as in the research, design and process development markets. These systems, tools and solutions are developed for markets and applications that require consistent operation of complex machinery and the precise measurements and control of products, processes, and the development and implementation of automated manufacturing and assembly. On December 17, 2021, we announced that we had entered into a non-binding letter of intent with a potential buyer (the “Buyer”) regarding the potential sale of MTI Instruments (the “LOI”) to an unrelated third party. Pursuant to the LOI, the Buyer would acquire 100% of the issued and outstanding common stock of MTI Instruments (the “Sale”). As a result of the foregoing, the MTI Instruments business was reported as discontinued operations in our consolidated financial statements as of December 31, 2021 and prior periods included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022 (our “Annual Report”), as well as in these consolidated financial statements as of March 31, 2022 and prior periods . On April 11, 2022, we consummated the Sale, MTI Instruments ceased to be our wholly-owned subsidiary and, as a result, we have exited the instruments business. See Note 14 for additional information on the Sale.

Recent Developments and Trends

We used the net proceeds of our recent debt financing and preferred stock offerings primarily for the acquisition, development and growth of our cryptocurrency mining facilities in Kentucky, which expanded SCI’s cryptocurrency business for three months ended March 31, 2022, and into the future with an additional facility in Texas planned to launch in in fiscal year 2022 and additional pipelines for the future. We expect to develop and implement a capital strategy consisting of debt and equity to finance new projects, equipment purchases and upgrades in fiscal year 2022.

Miner Purchases and Deployments

At March 31, 2022, we had purchased, received and/or deployed the following miners:

Number of Miners
Miners deployed at January 1, 2022	13,240
Miners received and deployed during the three months ended March 31, 2022	6,761
Miners received during the three months ended March 31, 2022, but not deployed	1,136
Miners received in fiscal year 2021, but not deployed	1,986
Total Miners as of March 31, 2022	23,123

During 2022, we received 7,987 additional miners, and, as of March 31, 2022, we had deployed a total of 20,001 miners in our mining operations.

Consolidated Results of Operations

Consolidated Results of Operations for the Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021.

The following table summarizes changes in the various components of our net loss during the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

(Dollars in thousands)	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021	$ Change	% Change
Cryptocurrency mining revenue	$7,812	$995	$6,817	685%
Data hosting revenue	$1,504	$—	$1,504	100%
Operating costs and expenses:
Cost of cryptocurrency mining revenue	$7,721	$328	$7,393	2,254%
Cost of data hosting revenue	$1,138	$—	$1,138	100%
Selling, general and administrative expenses	$7,255	$1,298	$5,957	459%
Operating loss	$(6,798)	$(631)	$(6,167)	977%
Other income, net	$—	$5	$(5)	(100%)
Interest expense	$(2,881)	$—	$(2,881)	(100%)
Loss before income taxes from continuing operations	$(9,679)	$(626)	$(9,053)	1,446%
Income tax benefit from continuing operations	$547	$—	$547	100%
Net loss from continuing operations	$(9,132)	$(626)	$(8,506)	1,359%
Income (loss) before income taxes from discontinuing operations	$226	$(40)	$266	(665%)
Income tax (expense) benefit from discontinued operations	$—	$—	$—	—
Net income (loss) from discontinued operations	$226	$(40)	$266	(665%)
Net loss	$(8,906)	$(666)	$(8,240)	1,237%

Cryptocurrency Mining Revenue: Cryptocurrency revenue consists of revenue recognized from SCI’s cryptocurrency mining operations.

Cryptocurrency revenue was approximately $7.8 million for the three months ended March 31, 2022 compared to $995 thousand for the three months ended March 31, 2021. SCI did not commence its cryptocurrency mining operations until the second quarter of 2020. We maintained our facility in Washington and in 2021 added two new mining site operations in Murray, Kentucky and Calvert City, Kentucky, however minimal operations were involved in the first three months of 2021. Megawatts deployed increased from approximately 2 megawatts at the end of 2020 and the first quarter of 2021 to approximately 25 megawatts per the 2 facilities in Kentucky at the end of 2021 and the first quarter of 2022. This growth in capacity contributed to the growth in the business for the first three months of 2022.

Data Hosting Revenue: In August 2021, SCI began cryptocurrency hosting services in which SCI provides energized space and operating services to third-party mining companies who locate their mining hardware at one of SCI’s mining locations, in which they may receive a fee per miner installed, revenue share and if additional services are rendered, an additional service fee is charged to the outside parties. The Company’s revenue was $1.5 million for the three months ended March 31, 2022, with no comparable services noted for the three months ended March 31, 2021, in which are all attributed to the Kentucky data center location.

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

Cost of cryptocurrency revenue was approximately $7.7 million and $328 thousand for the three months ended March 31, 2022 and 2021, respectively, approximately a $7.4 million increase.  As noted above, SCI did not commence cryptocurrency mining operations until the second quarter of 2020, and therefore there was no material cryptocurrency revenue or associated costs the three months ended March 31, 2021. As the Company began increasing their capacity, the associated costs began to increase.

Cost of Data Hosting Revenue: As noted above, SCI began hosting services in August 2021 in which expenses are allocated based on the cost driving activity. As such, there were no related charges in the three months ended March 31, 2021.

Gross Margin: Gross profit, as a percentage of revenue, decreased to 5% for the three months ended March 31, 2022 compared to 67% for the three months ended March 31, 2021, primarily due to mining operations growth and incurring significant costs in depreciation expense of $4.3 million for the miners that were put in service towards the end of fiscal year 2021 and in service the first quarter of 2022, compared to $75 thousand of depreciation expense as we were just starting our mining operations. Also, with the introduction of two facilities in the third and fourth quarter of 2021, the Companies utility charges have grown to $2.4 million for the first three months of 2022 compared to $108 thousand for the three months ended March 31, 2021.

Selling, General and Administrative Expenses: Selling, general and administrative expenses include cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, selling and marketing, information technology, and legal services.

Selling, general and administrative expenses for the three months ended March 31, 2022 increased by $5.9 million, or 459%, to $7.2 million from $1.3 million for the three months ended March 31, 2021. This increase was a result of both expenses incurred in the three months ended March 31, 2022 for which there was no comparable expense in the quarter ended March 31, 2021, which related to expenses incurred regarding new employees hired in relation to the Soluna Callisto transactions (i.e.: salary, stock compensation) compared to no employees related to SCI for March 31, 2021, as well as from changes in a number of our traditional selling, general and administrative expenses. Also, we incurred approximately $2.4 million in amortization expense for the strategic pipeline contract acquired in the Soluna Callisto acquisition on October 29, 2021, in which there is no comparable expense for the three months ended March 31, 2021.

Stock-based compensation costs represented grants of restricted stock units of $743 thousand to members of our Board of Directors and certain Company employees for the three months ended March 31, 2022 and stock options of approximately $212 compared to only $54 thousand for the three months ended March 31, 2021. In addition, there was a $275 thousand increase in consultant fees for the three months ended March 31, 2022 compared to three months ended March 31, 2021 mainly related to consultant expenses related to the Company’s SCI operations and temporary staffing.

There was an increase in legal fees of $315 thousand and audit fees of $335 thousand totaling approximately $650 thousand, in which $175 thousand related to legal fees associated with the sale of MTI Instruments, $100 thousand related to higher fees associated with the filing of the Annual Report and other general matters costs, and an increase of approximately $50 thousand of legal fees associated with execution of a facility to begin operations in fiscal year 2022 located in Texas compared to legal fees for the three months ended March 31, 2021 related to legal fees associated with a facility located in Kentucky to begin operations. There was an increase of $335 thousand in audit fees associated with the fiscal year 2021 audit, as well as the nature of the Company’s operations changing from an Instrumentation business to a cryptocurrency mining business.

Salaries and benefits expenses increased by $950 thousand during the three months ended March 31, 2022, compared to the three months ended March 31, 2021, approximately $800 thousand related to salary and fringe benefits for new employees of Soluna Callisto in connection with the October 2021 acquisition, as compared to none in prior year in which SCI payroll expenses were charged to selling, general and administrative for SCI in for three months ended March 31, 2022. Approximately $185 thousand related to increase in salary of the Company’s Chief Financial Officer, as well as the hiring of a Corporate Controller (hired in January of 2022), and Financial Reporting Manager (hired in July 2021). The Company had nine corporate headquarter employees as of March 31, 2022 compared to four Corporate employees as of March 31, 2021. The Company saw increases in bonuses for the three months ended March 31, 2022 compared to three months ended March 31, 2021 by $240 thousand due to growth in Company’s operations in the cryptocurrency mining and other operating initiatives set for the three months ended March 31, 2022.

Directors and officers insurance premiums increased by $150 thousand during the three months ended March 31, 2022 compared to three months ended March 31, 2021 primarily to our status as an SEC reporting company and the increase in cryptocurrency operations. Public relations expenses also increased approximately $75 thousand due to increased marketing efforts related to the SCI business for the three months ended March 31, 2022 compared to March 31, 2021.

The Company expects selling, general and administrative expenses to continue to increase for the remainder of fiscal year 2022 and generally going forward we significantly expands our cryptocurrency operations.

Operating Loss: Operating loss increased to $6.8 million for the three months ended March 31, 2022 from $631 thousand during the three months ended March 31, 2021. This $6.2 million loss increase was the result of the factors noted above, that is, significant increases in selling, general and administrative expenses for items not incurred in the prior year, as well as operations for SCI have significantly increased with increases in sales and costs for the year.

Interest expense: Interest expense for the three months ended March 31, 2022 was $2.9 million and was primarily related to the $2.4 million of interest expense in relation to the Notes issued at the end of October 2021 and promissory notes issued in February and March of 2022, as well as $365 thousand in interest expenses related to the NYDIG financing in January. The Company did not incur any interest expense for the three months ended March 31, 2021.

Income Tax (Expense) Benefit: Income tax benefit for the three months ended March 31, 2022 was $547 compared to $0 for the three months ended March 31, 2021. The increase in income tax benefit for the three months ended March 31, 2022 was related to deferred tax amortization impact of acquiring an asset in a transaction that is not a business combination when the amount paid exceeds the tax basis on the acquisition date. As such, the Company is required to adjust the value of the strategic contract pipeline by approximately $10.9 million at inception date (October 29, 2021), in which was recorded as a deferred tax liability and this amount will be amortized over the life of the asset. For the three months ended March 31, 2022, the Company amortized $547 thousand.

Net Loss from continuing operations: Net loss from continuing operations for the three months ended March 31, 2022 was $9.1 million compared to net loss from continuing operations of $626 thousand for the three months ended March 31, 2021. The increase for loss for the three months ended March 31, 2022 were the result of the factors noted above, including expenses not incurred in the prior year period, such as amortization expense for the strategic pipeline contract intangible, depreciation on miners installed, utilities operating in the Company’s two facilities in Kentucky, and noncash compensation expense related to equity awards granted to the board of directors and other members of management, offset with increases sales to the cryptocurrency mining and data hosting revenue.

Net Income from discontinued operations: As of March 31, 2022 the Company’s MTI Instrumentation business was reported as discontinued operations held for sale. Net income from discontinued operations for the three months ended March 31, 2022 was $226 thousand compared to a net loss for the three months ended March 31, 2021 of $40 thousand primarily due to an increase in product revenue for the three months ended March 31, 2022 with more sales and shipments to countries outside of the United States, especially to Asia for the portable balance systems increasing $400 thousand as COVID-19 related restrictions were lifted for the three months ended March 31, 2022. The cost of sales didn’t decline as significantly as product sales due to unfavorable mix of the volume of products sales, with more units being sold that had higher gross margins in the for the three months ended March 31, 2022 compared to March 31, 2021.

Depreciation and Amortization: Depreciation and amortization expense during the three months ended March 31, 2022 totaled approximately $6.7 million, which is an increase of approximately $6.6 million , as compared to $75 thousand for the three months ended March 31, 2021. This increase was primarily due to higher depreciation recognized of $4.3 million for the two facilities deployed in Kentucky and the associated miners in which began operations in the third quarter of 2021, in addition to amortization expense of approximately $2.4 million related to the strategic pipeline contract that was acquired in October 2021.

Net (Loss) Income: Net loss for the three months ended March 31, 2022 was $8.9 million compared to net loss of approximately $670 thousand for the three months ended March 31, 2021, primarily as a result of the factors noted above with the losses incurred in continued operations as noted above as the Company continues to grow and build out their operations for the future.

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

Reconciliations of Adjusted EBITDA to net income from continuing operations, the most comparable GAAP financial metric, for historical periods are presented in the table below:

(Dollars in thousands)	March 31, 2022	March 31, 2021

Net loss from continuing operations	$(9,132)	$(626)
Interest expense (income), net	2,880	(1)
Income tax benefit	(547)	—
Depreciation and amortization	6,697	75
EBITDA	(102)	(552)
Adjustments
Non-cash/ non-recurring items
Stock-based compensation costs	955	54
Exchange registration expenses	—	250
Adjusted EBITDA	$853	$(248)

Stock-based compensation costs represented grants of restricted stock units of $743 thousand to members of our Board of Directors and employees for the three months ended March 31, 2022 and grant of stock options of approximately $212 compared to only $54 thousand for the three months ended March 31, 2021.

The exchange registration expenses related to non-recurring expenses of approximately $158 thousand associated with the Company’s reincorporation in Nevada in March 2021 and the related special meeting of stockholders we held on March 25, 2021 to approve the reincorporation and the adoption of the 2021 Stock Incentive Plan. In addition, the Company incurred approximately $92 thousand in fees related to the initial listing of our common stock on The Nasdaq Stock Market LLC (“Nasdaq”) and associated legal assistance in connection with our registration matters. There were no comparable exchange registration expenses related for the three months ended March 31, 2022.

Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Three Months Ended or As of	Three Months Ended or As of	Year Ended or As of
	March 31,	March 31,	December 31,
	2022	2021	2021
Cash	$2,827	$2,722	$10,258
Working capital	(10,120)	2,405	9,299
Net loss from continuing operations	(9,132)	(626)	(6,388)
Net income (loss) from discontinued operations	226	(40)	1,127
Net cash provided by (used in) operating activities	801	832	4,635
Net cash provided by operating activities for discontinued operations	510	170	917
Purchase of property, plant and equipment	(25,438)	(296)	(45,792)
Cash dividends paid on preferred stock	(749)	—	(630)

The Company has historically incurred significant losses primarily due to our past efforts to fund direct methanol fuel cell product development and commercialization programs and had a consolidated accumulated deficit of approximately $131.9 million as of March 31, 2022. As of March 31, 2022, the Company had negative working capital of approximately $10.1 million, a line of credit outstanding of $1.0 million, $8.2 million outstanding note payable that can be converted to common stock, received additional equipment financing for up to $14.4 million of which $7.1 million was current, as well as received financing of approximately $10.0 million from promissory notes. The Company had outstanding commitments as of March 31, 2022 related to SCI for $37.3 million for capital expenditures, approximately $801 thousand in cash provided by operating activities for continuing operations, and approximately $2.8 million of cash available to fund our operations

Based on business developments, including changes in production levels, staffing requirements, and network infrastructure improvements, we will require additional capital equipment in the foreseeable future. With the Company’s shift in focus of the business, and the sale of the MTI Instruments business that occurred in April 2022, the Company has now exited the instrumentation business and is focused on developing and monetizing green, zero-carbon computing and cryptocurrency mining facilities.

As we have done historically, we expect to continue funding operations from our current cash position and our projected 2022 cash flows pursuant to management’s plans. If necessary, we may also seek to supplement our resources by increasing credit facilities to fund operational working capital and capital expenditure requirements. We expect to fund growth (additional cryptocurrency mining facilities and miners) through capital raise activities, to the extent that we can successfully raise capital through sales of additional debt or equity securities. Any additional financing, if required, may not be available to us on acceptable terms or at all.

While it cannot be assured, management believes that, due in part to our current EBITDA and projected cash requirements for our existing operations, our current available cash of approximately $2.8 million, and our projected 2022 cash flow pursuant to management’s plans and net proceeds from the sale of MTI Instruments of approximately $9.25 million, which was completed in April 2022 and other capital and financing arrangements in fiscal year 2022, the Company will have adequate resources to fund operations through at least the end of the second quarter of 2023. As noted above, the Company expects to fund capital expenditures associated with managements anticipated growth strategy for SCI through capital raises. The Company has entered into an unsecured line of credit for $1.0 million to assist with possible future financing, which as of March 31, 2022, the entire amount had been drawn upon and was outstanding. In addition, on October 20, 2021, we issued to certain institutional investors secured convertible notes in the aggregate principal amount of approximately $16.3 million for an aggregate purchase price of $15.0 million. The notes are convertible, subject to certain conditions, at any time at the option of the Investors, into an aggregate of 1,776,073 shares of the Company’s common stock. On December 30, 2021, we entered into a Master Equipment Finance Agreement (the “Master Agreement”) with NYDIG ABL LLC (“NYDIG”) as lender, servicer and collateral agent. The Master Agreement outlined the framework for a financing up to approximately $14.4 million. Subsequently, the parties negotiated the specific terms of each equipment financing transaction as well as the terms upon which the investors would consent to the transactions contemplated by the Master Agreement. On January 14, 2022, we borrowed loans under the Master Agreement in the aggregate principal amount of approximately $4.6 million that will bear interest at 14% and will be repaid over 24 months. On February 22, 2022, we issued to certain institutional lenders promissory notes in an aggregate principal amount of $7.6 million for an aggregate purchase price of $7.6 million as the first tranche of an aggregate financing of $20.0 million. On March 10, 2022, we issued to the lenders a second tranche of an aggregate principal amount of $2.4 million. On April 13, 2022 the Company issued to the lenders a third tranche of promissory notes in an aggregate principal amount of $10.0 million for an aggregate purchase price of $10.0 million along with Class D common stock purchase warrants to purchase up to an aggregate of 1,000,000 shares of common stock.

On April 29, 2022, we closed an underwritten public offering of 525,714 shares of our 9.0% Series A Cumulative Perpetual Preferred Stock, par value $0.001 per share (“Series A Preferred Stock”), with a $25.00 liquidation preference per share, at a public offering price of $17.50 per share, for aggregate gross proceeds of approximately $9.2 million from the underwritten public offering, before deducting underwriting discounts and other estimated offering fees and expenses. In addition, we also closed on such date a concurrent registered direct offering to certain institutional lenders of 1,142,857 shares of Series A Preferred Stock, at an offering price of $17.50 per share, the same price as the public offering price of the shares of Series A Preferred Stock in the underwritten public offering, in full satisfaction of the Company’s obligations under the outstanding notes held by such lenders in an aggregate amount of $20 million.

In connection with the underwritten public offering, we granted the underwriters a 45-day option to purchase up to an additional 78,857 shares of Series A Preferred Stock offered in the public offering at the public offering price of $17.50 per share, less underwriting discounts and commissions, to cover over-allotments, if any.

On May 3, 2022, SCI entered into a Bilateral Master Contribution Agreement (the "Contribution Agreement") with Soluna SLC Fund I Projects Holdco LLC, a Delaware limited liability company (“Spring Lane”), pursuant to which Spring Lane has agreed, pursuant to the terms and conditions of such agreement, to make one or more capital contributions to, and in exchange for equity in, SCI or one of its subsidiaries up to an aggregate amount of $35 million to fund certain projects to develop green data centers co-located with renewable energy assets (the "Spring Lane Commitment"). We anticipate that these capital contributions, once deployed into the projects, will help develop three behind-the-meter (BTM) projects designed to convert wasted renewable energy into clean computing services such as bitcoin mining and artificial intelligence. The Contribution Agreement outlines the framework for the Spring Lane Commitment; however, neither we nor Spring Lane are obligated to completed any projects under such agreement and any actual capital contributions are subject to various conditions precedent, including the receipt of requisite lender and other consents, acceptance by Spring Lane of specific projects and negotiations of agreements regarding those projects, including milestones and structure.

Recently, the Company has seen a decline in the price of Bitcoin due its volatility, which could have material and negative impact to our operations. Management has assessed this volatility and recent decline in the price of Bitcoin, and has determined that we have sufficient cash flow to fund operations for the next twelve months.

If our revenue estimates are off either in timing or amount, or if cash generated from operations is insufficient to satisfy the operational working capital and capital expenditure requirements, the Company may need to implement additional steps to ensure liquidity including, but not limited to, the deferral of planned capital spending and/or delaying existing or pending product development initiatives, or the Company may be required to obtain credit facilities or other loans, if available, to fund these initiatives. The Company has no other formal commitments for funding our future needs at this time and any additional financing we may require during the year ending December 31, 2022 and for the first quarter of 2023, may not be available to us on acceptable terms or at all. Any one or more of such steps, if required, could potentially have a material and adverse effect on our business, results of operations, and financial condition.

Operating Activities

Net cash provided by operating activities from continuing operations was approximately $800 thousand during the three months ended March 31, 2022. Cash was provided from operations by a net loss of $9.1 million, less non-cash items of $9.5 million, consisting primarily of $6.7 million of amortization and depreciation expense for the year for the intangible asset acquired and significant additions in fixed assets, approximately $950 thousand in stock-based compensation expense, and $2.4 million for amortization of deferred financing costs and discount on notes payables issued during the year, offset with approximately $550 thousand in deferred tax benefits. The change in asset and liabilities of $380 thousand consisted primary of increase in accounts payable and a decrease of accounts receivable of $1.6 million offset by $1.2 million with increases in prepaids and other assets, and a decrease in accrued liabilities.

Net cash provided by operating activities from continuing operations was approximately $830 thousand during the three months ended March 31, 2021. Cash was consumed from operations by a net loss of $626 thousand, less $75 thousand of depreciation, $54 thousand of stock compensation expense, and $33 thousand for amortization of lease asset. The change in assets and liabilities of $1.3 million was mainly due to increases in the year of accounts payable, accrued liabilities, and a decrease in prepaid expenses and other current assets.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2022 was approximately $28 million compared to $967 thousand for the three months ended March 31, 2021. For the three months ended March 31, 2022, we had $25.4 million worth of capital expenditures and a net change of $2.6 million in deposits on equipment. For the three months ended March 31, 2021 we only had $300 thousand in capital expenditures and $671 thousand net change in deposits on equipment.

Financing Activities

Net cash provided by financing activities was approximately $19.3 million during the three months ended March 31, 2022, which consisted of net proceeds from the sale of shares of Series A Preferred Stock of approximately $1.0 million and proceeds from a notes and debt issuance of $19.8 million less costs associated of $1.5 million. Investors also exercised warrants to purchase our shares of common stock resulting in proceeds to us of approximately $737 thousand. The Company also made cash dividend payments to holders of the Series A Preferred Stock of approximately $750 thousand. During the three months ended March 31 2021, the Company’s financing activities consisted of stock option exercises totaling approximately $62 thousand.

Debt

On September 13, 2021, the Company entered into a $1.0 million unsecured line of credit with KeyBank National Association, that , among other things, allows the Company to request loans and to use the proceeds of such loans for working capital and other general corporate purposes.  The line of credit may be drawn at the discretion of the Company and bears interest at a rate of prime +.75% per annum. Accrued interest is due monthly, and principal is due in full following the lender’s demand. As of March 31, 2022, the entire line of credit of $1.0 million was drawn and outstanding.

In addition, on October 20, 2021, the Company issued to certain institution investors secured convertible notes in the aggregate principal amount of approximately $16.3 million for an aggregate purchase price of $15.0 million. The notes are convertible, subject to certain conditions, at any time at the option of the investors, into an aggregate of 1,776,073 shares of the Company’s common stock.

On January 14, 2022, the Company effected an initial drawdown under the Master Equipment Finance Agreement with NYDIG in the aggregate principal amount of approximately $4.6 million that bore interest at 14% and will be repaid over 24 months. On January 26, 2022, the Company had a subsequent drawdown of $9.6 million.

On February 22, 2022, the Company issued to certain institutional lenders promissory notes in an aggregate principal amount of $7.6 million for an aggregate purchase price of $7.6 million as the first tranche of an aggregate financing of $20.0 million. On March 10, 2022, the Company has issued to the lenders a second tranche of an aggregate principal amount of $2.4 million for an aggregate purchase price of $2.4 million. Subsequent to the quarter ended March 31, 2022, the Company issued to the lenders a third tranche of promissory notes in an aggregate principal amount of $10.0 million for an aggregate purchase price of $10.0 million. As noted above, on April 29, 2022 we issued these lenders 1,142,857 shares of Series A Preferred Stock, at an offering price of $17.50 per share, the same price as the public offering price of the shares of Series A Preferred Stock in the underwritten public offering, in full satisfaction of the Company’s obligations under these outstanding promissory notes held in an aggregate amount of $20 million.

The COVID-19 Pandemic

In response to the COVID-19 global pandemic, the Company has implemented procedures to support flexible working arrangements for our workforce based on business needs. While these measures have been necessary and appropriate, they may result in additional costs and may adversely impact the Company’s business and financial performance. As the Company’s response to the pandemic evolves, the Company may incur additional costs and will potentially experience adverse impacts to our business, each of which are uncertain at this time.

Critical Accounting Policies and Significant Judgments and Estimates

The above discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 2, Accounting Policies, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 includes a summary of our most significant accounting policies. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, income taxes, fair value measurements, and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Periodically, our management reviews our critical accounting estimates with the Audit Committee of our Board of Directors.

Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. Any statements contained in this Form 10-Q that are not statements of historical fact may be forward-looking statements. When we use the words “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” “should,” “could,” “may,” “will” and similar words or phrases, we are identifying forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding:

●	management’s strategy and planned initiatives, including anticipated growth;
●	conditions in the energy or cryptocurrency industries;
●	management’s belief that it will have adequate resources to fund the Company’s operations and capital expenditures for the year ending December 31, 2022 and through at least the end of the first quarter of 2023;
●	future capital expenditures and spending on research and development;
●	our ability to develop and utilize new products and technologies that address the needs of our customers;
●	our realization of income tax benefits in future years;
●	expected funding of future cash expenditures;
●	our expectations with respect to pending legal proceedings;
●	our expected operations and any adverse impacts on our business, operating results and financial condition;
●	failure of our strategic alliances to achieve their objectives or perform as contemplated and the risk of cancellation or early termination of such alliance by either party;
●	our expectations regarding increases in certain selling, general and administrative expenses;
●	potential dispositions or acquisitions;
●	our issuance of additional preferred equity or debt securities, particularly in connection with growth or acquisition activities;
●	the expected impact of pending accounting updates;
●	general economic conditions and the uncertainty of the U.S. and global economy, particularly in light of the continuing COVID-19 pandemic, the impact of recent inflation in the U.S. and the impacts of the pandemic, and the foreign and domestic government sanctions imposed on Russia as a result of our recent invasion of Ukraine;
●	anticipated cryptocurrency mining facility plans and operations;
●	fluctuating valuations of cryptocurrency; and

●	other factors discussed under the heading “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2021, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II, Item 1A (Risk Factors) of our most recently filed Annual Report on Form 10-K with the SEC, filed on March 31, 2022, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Except to the extent that information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters described in Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations – Statement Concerning Forward Looking Statements), there have been no material changes to our risk factors disclosed in our most recently filed Annual Report on Form 10-K. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results, however, and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

On May 3, 2022, SCI entered into the Contribution Agreement pursuant to which Spring Lane has agreed, pursuant to the terms and conditions of such agreement, to the Spring Lane Commitment. We anticipate that these capital contributions, once deployed into the projects, will help develop three behind-the-meter ("BTM") projects designed to convert wasted renewable energy into clean computing services such as bitcoin mining and artificial intelligence. The Contribution Agreement outlines the framework for the Spring Lane Commitment; however, neither we nor Spring Lane are obligated to completed any projects under such agreement and any capital contributions to be made thereunder will be subject to various conditions precedent, including the receipt of requisite lender and other consents, acceptance by Spring Lane of specific projects and negotiations of agreements regarding those projects, including milestones and structure.

Item 6.	Exhibits

Exhibit No.	Description

3.1	Articles of Incorporation (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2021).

3.2	Articles of Merger filed with the Secretary of State of Nevada on March 29, 2021 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2021).

3.3	Certificate of Merger filed with the Department of State of New York on March 29, 2021 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2021).

3.4	Certificate of Amendment filed with the Secretary of State of Nevada dated June 9, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2021).

3.5	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on November 2, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2021).

4.1	Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock filed with the Secretary of State of the State of Nevada on August 18, 2021 (Incorporated by reference to the Company’s Form 8-A, filed with the SEC on August 19, 2021).

4.2	Form of 9.0% Series A Cumulative Perpetual Preferred Stock Certificate (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2021).

4.3	Certificate of Amendment to Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock, filed with the Secretary of State of the State of Nevada on December 22, 2021 (Incorporated by reference to the Company’s Form 8-K Report filed with the SEC on December 29, 2021).

4.4	Certificate of Amendment to Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock, filed with the Secretary of State of the State of Nevada on April 21, 2022 (Incorporated by reference to the Company’s Form 8-K Report filed with the SEC on April 27, 2022).

4.5	Form of Underwriter’s Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2022).

4.6	Form of Class D Common Stock Purchase Warrants (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022)..

10.1	Stock Purchase Agreement, dated as of April 11, 2022, by and between Soluna Holdings, Inc. and NKX Acquiror, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K Report filed with the SEC on April 15, 2022).

10.2

Underwriting Agreement by and between the Company and Univest Securities, LLC, as representative of the several underwriters named therein, dated April 26, 2022 (Incorporated by reference to the Company’s Form 8-K Report filed with the SEC on April 29, 2022).

10.3	Form of Subscription Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2022).

10.4	Consent and Waiver Agreement, dated January 13, 2022, by and among the Company and the purchasers signatory to the Securities Purchase Agreement, dated as of October 20, 2021(Incorporated by reference to the Company’s Current Report on Form 8-K Report filed with the SEC on Janurary 18, 2022).

10.5	Form of Note by and between Soluna Holdings, Inc. and certain institutional lenders (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022).

10.6+

Employment Agreement, by and between Soluna Holdings, Inc. and Michael Toporek, dated as of January 14, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K Report filed with the SEC on January 21, 2022).

10.7+

Employment Agreement, by and between MTI Instruments, Inc. and Moshe Binyamin, dated as of January 20, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K Report filed with the SEC on January 21, 2022).

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

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text and including detailed tags: (i) Condensed Consolidated Balance Sheets at March 31, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2022 and 2021; (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2022 and 2021; and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Soluna Holdings, Inc.

Date: May 16, 2022	By:	/s/ Michael Toporek
Michael Toporek Chief Executive Officer

	By:	/s/ Jessica L. Thomas
Jessica L. Thomas Chief Financial Officer