Form 10-Q
period 2022-06-30
Soluna Holdings, Inc
filed 2022-08-15
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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

As of August 10, 2022, the Registrant had 14,720,033 shares of common stock outstanding.

 SOLUNA HOLDINGS, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION		2

Item 1.	Financial Statements	2

Condensed Consolidated Balance Sheets As of June 30, 2022 (Unaudited) and December 31, 2021		2

Condensed Consolidated Statements of Operations (Unaudited) For the Three and Six Months Ended June 30, 2022 and 2021		3

Condensed Consolidated Statements of Changes in Equity For the Year Ended December 31, 2021 and the Three and Six Months Ended June 30, 2022 (Unaudited)		4

Condensed Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2022 and 2021		6

Notes to Condensed Consolidated Financial Statements (Unaudited)		7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

PART II. OTHER INFORMATION		40

Item 1.	Legal Proceedings	40

Item 1A.	Risk Factors	40

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

Item 3.	Defaults Upon Senior Securities	40

Item 4.	Mine Safety Disclosures	40

Item 5.	Other Information	40

Item 6.	Exhibits	41

SIGNATURES		43

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Soluna Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2022 (Unaudited) and December 31, 2021

(Dollars in thousands, except per share)

	June 30,	December 31,
	2022	2021
Assets
Current Assets:
Cash	$4,626	$10,258
Accounts receivable	688	531
Prepaid expenses and other current assets	1,573	977
Deposits on equipment	10,668	10,188
Current assets associated with discontinued operations	-	3,028
Total Current Assets	17,555	24,982
Other assets	1,065	1,121
Equity investment	750	750
Property, plant and equipment, net	87,048	44,597
Intangible assets, net	41,178	45,839
Operating lease right-of-use assets	323	405
Total Assets	$147,919	$117,694

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$4,840	$2,958
Accrued liabilities	2,923	2,859
Line of credit	1,000	1,000
Notes payable	10,450	7,121
Current portion of debt	7,526	—
Deferred revenue	307	316
Operating lease liability	196	184
Income taxes payable	2	2
Current liabilities associated with discontinued operations	-	1,243
Total Current Liabilities	27,244	15,683

Other liabilities	509	509
Long term debt	3,982	—
Operating lease liability	142	237
Deferred tax liability, net	9,476	10,277
Total Liabilities	41,353	26,706

Commitments and Contingencies (Note 10)

Stockholders’ Equity:
9.0% Series A Cumulative Perpetual Preferred Stock, par value $0.001 per share, $25.00 liquidation preference; authorized 6,040,000; 3,061,245 shares issued and outstanding as of June 30, 2022 and 1,252,299 shares issued and outstanding as of December 31, 2021	3	1
Common stock, par value $0.001 per share, authorized 75,000,000; 15,122,661 shares issued and 14,104,145 shares issued and outstanding as of June 30, 2022 and 14,769,699 shares issued and 13,754,206 shares issued and outstanding as of December 31, 2021	15	15
Additional paid-in capital	258,863	227,790
Accumulated deficit	(138,517)	(123,054)
Common stock in treasury, at cost, 1,018,516 shares at June 30, 2022 and 1,015,493 shares at December 31, 2021	(13,798)	(13,764)
Total Stockholders’ Equity	106,566	90,988

Total Liabilities and Stockholders’ Equity	$147,919	$117,694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Six Months Ended June 30, 2022 and 2021

(Dollars in thousands, except per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021

Cryptocurrency mining revenue	$7,497	$1,657	$15,309	$2,652
Data hosting revenue	1,179	-	2,683	-
Total revenue	8,676	1,657	17,992	2,652
Operating costs:
Cost of cryptocurrency mining revenue, exclusive of depreciation	3,596	396	6,992	650
Depreciation costs associated with cryptocurrency mining	5,538	149	9,862	225
Total cost of cryptocurrency mining revenue	9,134	545	16,854	875
Cost of data hosting revenue	975	-	2,114	-
Operating expenses:
General and administrative expenses, exclusive of depreciation and amortization	4,873	2,503	9,755	3,799
Depreciation and amortization associated with general and administrative expenses	2,376	-	4,749	-
Total general and administrative expenses	7,249	2,503	14,504	3,799
Impairment on fixed assets	750	-	750	-
Operating loss	(9,432)	(1,391)	(16,230)	(2,022)
Interest expense	(3,305)	-	(6,185)	-
Loss on sale of fixed assets	(1,618)	-	(1,618)	-
Other income, net	-	3	-	8
Loss before income taxes from continuing operations	(14,355)	(1,388)	(24,033)	(2,014)
Income tax benefit (expense) from continuing operations	251	(3)	797	(3)
Net loss from continuing operations	(14,104)	(1,391)	(23,236)	(2,017)
Income before income taxes from discontinued operations (including gain on sale of MTI Instruments of $7,602 for three and six months ended June 30, 2022)	7,477	217	7,702	177
Income tax benefit from discontinued operations	70	-	70	-
Net income from discontinued operations	7,547	217	7,772	177
Net loss	$(6,557)	$(1,174)	$(15,464)	$(1,840)

Basic (loss) earnings per common share:
Net loss from continuing operations per share (Basic)	$(1.11)	$(0.12)	$(1.82)	$(0.19)
Net income from discontinued operations per share (Basic)	$0.54	$0.02	$0.56	$0.02
Basic loss per share	$(0.57)	$(0.10)	$(1.26)	$(0.17)

Diluted (loss) earnings per common share:
Net loss from continuing operations per share (Diluted)	$(1.11)	$(0.12)	$(1.82)	$(0.19)
Net Income from discontinued operations per share (Diluted)	$0.54	$0.02	$0.56	$0.02
Diluted loss per share	$(0.57)	$(0.10)	$(1.26)	$(0.17)

Weighted average shares outstanding (Basic and Diluted)	14,048,253	11,709,851	13,958,437	10,758,641

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

Soluna Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
For the Three and Six Months Ended June 30, 2022 (Unaudited)

(Dollars in thousands, except per share)

	Preferred Stock		Common Stock				Treasury Stock
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity
December 31, 2021	1,252,299	$1	14,769,699	$15	$227,790	$(123,054)	1,015,493	$(13,764)	$90,988

Net loss	—	—	—	—	—	(8,906)	—	—	(8,906)

Preferred dividends distribution	—	—	—	—	(749)	—	—	—	(749)

Stock-based compensation	—	—	—	—	955	—	—	—	955

Issuance of shares – preferred offering	66,857	—	—	—	957	—	—	—	957

Restricted stock units vested	—	—	14,301	—	—	—	—	—	—

Issuance of shares – warrant exercises	—	—	89,500	—	738	—	—	—	738

Issuance of shares- Notes conversion	—	—	146,165	—	1,342	—	—	—	1,342

Warrants issued in relation to debt financing	—	—	—	—	2,257	—	—	—	2,257
March 31, 2022	1,319,156	$1	15,019,665	$15	$233,290	$(131,960)	1,015,493	$(13,764)	$87,582

Net loss	—	—	—	—	—	(6,557)	—	—	(6,557)

Preferred dividends distribution	—	—	—	—	(1,382)	—	—	—	(1,382)

Stock-based compensation	—	—	—	—	1,064	—	—	—	1,064

Issuance of shares – option exercises	—	—	91,050	—	77	—	—	—	77

Issuance of shares – preferred offering	599,232	1	—	—	8,796	—	—	—	8,797

Issuance of shares-restricted stock			3,250	—	23	—	—	—	23

Restricted stock units vested	—	—	3,696	—	—	—	—	—	—

Issuance of shares – warrant exercises	—	—	5,000	—	41	—	—	—	41

Promissory note conversion to preferred shares	1,142,857	1	—	—	13,894	—	—	—	13,895

Warrants issued in relation to debt financing	—	—	—	—	3,060	—	—	—	3,060

Treasury Shares conversion	—	—	—	—	—	—	3,023	(34)	(34)
June 30, 2022	3,061,245	$3	15,122,661	$15	$258,863	$(138,517)	1,018,516	$(13,798)	$106,566

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June, 2022 and 2021

(Dollars in thousands)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net loss	$(15,464)	$(1,840)
Net income from discontinued operations (including gain on sale of MTI Instruments of $7,602 for the six months ended June 30, 2022)	(7,772)	(177)
Net loss from continuing operations	(23,236)	(2,017)

Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	14,611	225
Stock-based compensation	1,952	1,039
Consultant stock compensation	67	49
Deferred income taxes	(797)	-
Impairment on fixed assets	750	-
Amortization of operating lease asset	100	76
Amortization on deferred financing costs and discount on notes	5,353	-
Loss on sale of fixed assets	1,618	-
Changes in operating assets and liabilities:
Accounts receivable	(157)	(27)
Prepaid expenses and other current assets	(393)	(371)
Other long-term assets	56	(2)
Accounts payable	1,882	1,507
Deferred revenue	(9)	-
Operating lease liabilities	(98)	(73)
Other liabilities	-	61
Accrued liabilities	64	328
Net cash provided by operating activities	1,763	795
Net cash provided by operating activities- discontinued operations	328	301
Investing Activities
Purchases of equipment	(52,618)	(1,319)
Purchases of intangible assets	(79)	-
Proceeds from disposal on equipment	465	-
Deposits of equipment, net	1,603	(6,133)
Net cash used in investing activities	(50,629)	(7,452)
Net cash provided by (used in) investing activities- discontinued operations	9,025	(17)
Financing Activities
Proceeds from preferred offering	11,657	-
Proceeds from common stock offering	-	17,250
Proceeds from notes and debt issuance	29,736	-
Costs of preferred offering	(1,904)	-
Costs of common stock offering	-	(1,495)
Costs of notes and short term debt issuance	(4,333)	-
Cash dividend distribution on preferred stock	(2,131)	-
Proceeds from stock option exercises	77	84
Proceeds from common stock warrant exercises	779	-
Net cash provided by financing activities	33,881	15,839

(Decrease) increase in cash-continuing operations	(14,985)	9,182
Increase in cash- discontinued operations	9,353	284
Cash – beginning of period	10,258	2,630
Cash – end of period	$4,626	$12,096

Supplemental Disclosure of Cash Flow Information
Noncash equipment financing	4,620
Interest paid on NYDIG loans	770
Proceed receivable from sale of MTI Instruments	205
Notes converted to common stock	1,342
Warrant consideration in relation to promissory notes	5,317
Promissory note conversion to preferred shares	15,236
Purchase of miner equipment using restricted stock		(207)
Registration fees in prepaids and accounts payable		352

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1.	Nature of Operations

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

Until the April 11, 2022 sale described below, we also operated though our wholly owned subsidiary, MTI Instruments, an instruments business engaged in the design, manufacture and sale of vibration measurement and system balancing solutions, precision linear displacement sensors, instruments and system solutions, and wafer inspection tools. MTI Instruments was incorporated in New York on March 8, 2000. MTI Instruments’ products consist of engine vibration analysis systems for both military and commercial aircraft and electronic gauging instruments for position, displacement and vibration application within the industrial manufacturing markets, as well as in the research, design and process development markets. These systems, tools and solutions are developed for markets and applications that require consistent operation of complex machinery and the precise measurements and control of products, processes, and the development and implementation of automated manufacturing and assembly. On December 17, 2021, we announced that we had entered into a non-binding letter of intent with a potential buyer (the “Buyer”) regarding the potential sale of MTI Instruments (the “LOI”) to an unrelated third party. Pursuant to the LOI, the Buyer would acquire 100% of the issued and outstanding common stock of MTI Instruments (the “Sale”). As a result of the foregoing, the MTI Instruments business was reported as discontinued operations in our consolidated financial statements as of December 31, 2021 and prior periods included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022 (our “Annual Report”), as well as in these consolidated financial statements as of June 30, 2022 and prior periods. On April 11, 2022, we consummated the Sale, MTI Instruments ceased to be our wholly-owned subsidiary and, as a result, we have exited the instruments business. See Note 14 for additional information on the Sale.

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

On April 11, 2022, SHI entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with NKX Acquiror, Inc. (the “Purchaser”), pursuant to which the Company sold on such date all of the issued and outstanding shares of capital stock of its wholly-owned subsidiary, MTI Instruments for approximately $9.25 million in cash, subject to certain adjustments as set forth in the Stock Purchase Agreement (the “Sale”). The consideration paid by the Purchaser to the Company was based on an aggregate enterprise value of approximately $10.75 million. The Company recognized a gain on sale of approximately $7.6 million.

Going Concern and Liquidity

The Company’s financial statements as of June 30, 2022 have been prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company did not generate sufficient revenue to generate net income, and has negative working capital as of June 30, 2022. In addition, the Company has seen a decline in the price of Bitcoin due its volatility, which could have material and negative impact to our operations. These factors, among others indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after issuance of these financial statements as of June 30, 2022, or August 15, 2022.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. In the near term, management is evaluating and implementing different strategies to obtain financing to fund the Company’s expenses and growth to achieve a level of revenue adequate to support the Company’s current cost structure. Financing strategies may include, but are not limited to, stock issuance, project level equity, debt borrowings, partnerships and/or collaborations.

In addition, as discussed above and further in Notes 14, and 15, the Company sold the MTI Instruments business in April 2022 to focus on developing and monetizing green, zero-carbon computing and cryptocurrency mining facilities. The Company received approximately $9.0 million in cash, net of transaction costs, from the Sale and expects to receive another $0.2 million following Purchaser’s approval of the final working capital.

Following June 30, 2022, to further implement management’s strategy, the Company entered into various transactions as further described in Note 17 to recapitalize and negotiate revised terms with senior secured lenders, which released collateral (thus enabling execution of the project financing strategy) and to provide a means for holders of the secured obligations to reduce their debt through the equity markets, including entering into the Addendum (as defined in Note 17) to allow the Company to convert $3.3 million in notes payable to common stock and redeem up to $6.6 million of notes payable, the issuance and sale of $5.0 million in a new series of preferred stock. In addition, also as further described in Note 17, in May 2022, SCI entered into a structural understanding with Soluna SLC Fund I Projects Holdco LLC, a Delaware limited liability company (“Spring Lane”), pursuant to which Spring Lane agreed to provide up to $35.0 million in project financing subject to various milestones and conditions precedent and following the recapitalization and restructuring discussed above, in August 2022, the Company entered into an agreement with Spring Lane for an initial funding of up to $12.5 million of the up to $35.0 million commitment for the Company’s development site in Texas. Management will continue to evaluate different strategies to obtain financing to fund operations, but believes that these transactions, and the availability of up to $7.1 million in additional equipment financing with a third party lender, together with the Company’s cash on hand of approximately $4.6 million as of June 30, 2022 and proceeds from potential capital raising activities and/or increasing the available under our credit facilities, will allow the Company to meet its outstanding commitments relating to capital expenditures as of June 30, 2022 of $1.5 million and other operational needs. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The COVID-19 global pandemic has been unprecedented and unpredictable and the impact is likely to continue to result in significant national and global economic disruption, which may adversely affect our business. Although the Company has experienced some minor changes to our miner shipments due to disruptions in the global supply chain, the Company does not expect any material impact on our long-term strategic plans, our operations, or our liquidity due to the impacts of COVID-19. Further, various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and overall economic conditions. For instance, inflation could negatively impact the Company by increasing our labor costs, through higher wages and higher interest rates. If inflation or other factors were to significantly increase our business costs, our ability to develop our current projects may be negatively affected. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital in order to fund our operations. However, the Company is actively monitoring this situation and the possible effects on our financial condition, liquidity, operations, suppliers, and the industry.

2.	Basis of Presentation

In the opinion of management, the Company’s condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the periods presented in accordance with U.S. GAAP. The results of operations for the interim periods presented are not necessarily indicative of results for the full year.

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in our Annual Report.

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2021 has been derived from the Company’s audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2022 and June 30, 2021.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary, SCI, as of June 30, 2022 and for the three and six months ended June 30, 2022 and 2021, also includes the accounts of our then wholly-owned subsidiary, MTI Instruments. All intercompany balances and transactions are eliminated in consolidation.

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

Correction of an Error

The Company recorded cash preferred dividend distributions of $630 thousand in the Annual Report presentation as an increase within accumulated deficit. However, in the absence of retained earnings, cash dividends should generally be charged to Additional-Paid-in Capital (“APIC”). This treatment is supported by Accounting Standards Codification (“ASC”) 480-10-S99-2, which requires accretion of redeemable preferred stock to be charged to APIC in the absence of retained earnings. As the Company did not have accumulated profit (i.e.: absence of retained earnings), the preferred cash dividends should have been charged to APIC.

The following tables present the effects of the correction of the prior period error to the Condensed Consolidated Statement of Equity:

	Preferred Stock		Common Stock				Treasury Stock

	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Total Stockholders’ Equity

September 30, 2021	806,585	$1	13,732,713	$14	$172,898	$(120,419)	1,015,493	$(13,764)	$38,730

Adjustment for correction of an error-Preferred dividends	—	—	—	—	(176)	176	—	—	—
Balance September 30, 2021-as adjusted	806,585	$1	13,732,713	$14	$172,722	$(120,243)	1,015,493	$(13,764)	$38,730
December 31, 2021	1,252,299	$1	14,769,699	$15	$228,420	$(123,684)	1,015,493	$(13,764)	$90,988

Adjustment for correction of an error-Preferred dividends	—	—	—	—	(630)	630	—	—	—

December 31, 2021-as adjusted	1,252,299	$1	14,769,699	$15	$227,790	$(123,054)	1,015,493	$(13,764)	$90,988

3.	Accounts Receivable

Accounts receivables consist of the following at:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Data Hosting	$72	450
Other receivable	616	81
Total	$688	$531

The Company’s allowance for doubtful accounts was $0 as of June 30, 2022 and December 31, 2021. The Company had a $484 thousand balance as of June 30, 2022 in other receivable related to a reimbursement fee for a project that is being developed in Texas. There were no such receivables as of December 31, 2021.

Employee Receivables

Certain employees have a receivable due to the Company related to the vesting of stock awards, in which $135 thousand and $0 were outstanding as of June 30, 2022 and December 31, 2021, respectively. The balance is currently included within prepaid and other assets on the condensed consolidated financial statements.

4.	Property, Plant and Equipment

Property, plant and equipment consist of the following at:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Land	$52	$52
Land improvements	488	238
Buildings	7,188	5,650
Leasehold improvements	366	317
Vehicles	15	15
Computers and related software	66,773	30,890
Machinery and equipment	4,753	2,588
Office furniture and fixtures	22	22
Construction in progress	19,489	7,590
	99,146	47,362
Less: Accumulated depreciation	(12,098)	(2,765)
	$87,048	$44,597

Depreciation expense was $5.5 million and $149 thousand for the three months ended June 30, 2022 and 2021, respectively. Depreciation expense was $9.9 million and $225 thousand for the six months ended June 30, 2022 and 2021, respectively.

The Company incurred a $1.6 million loss for the three and six months ended June 30, 2022 in connection with the disposal of miners with a net book value of approximately $2.1 million in which the Company received proceeds of $465 thousand. There were no such disposals on equipment for the three and six months ended June 30, 2021.

During the three and six months ended June 30, 2022, the Company concluded that there were impairment indicators on property, plant and equipment associated with the S-9 miners. As a result, a quantitative impairment analysis was required as of June 30, 2022. As such, the Company reassessed its estimates and forecasts as of June 30, 2022, to determine the fair values of the S-9 miners. As a result of the analysis, as of June 30, 2022, the Company concluded the carrying amount of the property, plant and equipment associated with the S-9 miners exceeded its fair value, which resulted in impairment charges of $750 thousand on the condensed consolidated statements of operations for the three and six months ended June 30, 2022.

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

Termination Consideration

In connection with the Soluna Callisto acquisition, effective as of October 29, 2021, pursuant to the terms of a termination agreement dated as of August 11, 2021 by and among the Company, SCI, and HEL, on November 5, 2021, (the “Termination Agreement”), SCI paid HEL $725,000 and SHI issued to HEL 150,000 shares of our common stock (the “Termination Shares”). SCI also reimbursed HEL $75,000 for transaction-related fees and expenses. SHI included the termination costs as part of asset acquisition per ASC 805-50. Based on the closing price of the SHI common stock on The Nasdaq Stock Market LLC (“Nasdaq”) on November 5, 2021, SHI has valued the aggregate termination consideration at approximately $1.9 million.

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
vi.	if on any of the fifth anniversary of the effective time of the merger, June 30, 2022 or June 30, 2023, a facility has not become a Qualified Facility and therefore is not taken into consideration in the calculation of Active MW because any of the elements set forth in the definition of “Qualified Facility” as defined in the Merger Agreement have not been met for reasons beyond the reasonable control of SCI’s management team, but SCI’s management team is then actively engaged in the process of completing and is diligently pursuing the completion of the missing elements, then (A) the target dates set forth above shall be extended for an additional 90 days, and (B) additional extensions of time may be granted by our Board of Directors (the “Board”) in its commercially reasonable discretion, in each case for the purpose of enabling SCI’s management team to complete the steps needed to qualify the facility as a Qualified Facility.

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

6.	Intangible Assets

Intangible assets consist of the following as of June 30, 2022:

(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Total

Strategic pipeline contract	$46,885	$6,251	$40,634
Assembled workforce	500	67	433
Patents	112	1	111
Total	$47,497	$6,319	$41,178

Intangible assets consist of the following as of December 31, 2021:

(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Total

Strategic pipeline contract	$46,885	$1,562	$45,323
Assembled workforce	500	17	483
Patents	33	—	33
Total	$47,418	$1,579	$45,839

There were no intangible assets or amortization expense as of June 30, 2021. Amortization expense for the three and six months ended June 30, 2022 was approximately $2.4 million and $4.7 million, respectively.

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

The Company expects to record amortization expense of intangible assets over the next five years and thereafter as follows:

(Dollars in thousands)
Year ending December 31,
2022 (remainder of the year)	$4,741
2023	9,482
2024	9,482
2025	9,482
2026	7,903
Thereafter	88
Total	$41,178

7.	Income Taxes

During the three and six months ended June 30, 2022, the Company’s effective income tax rate on the tax benefit was 1.75% and 3.32%, and for each of the three and six months ended June 30, 2021, the Company’s effective income tax rate was 0%. The projected annual effective tax rate is less than the Federal statutory rate of 21%, primarily due to the change in the valuation allowance, as well as changes to estimated taxable income for 2022 and permanent differences. There was $251 thousand and $797 thousand deferred income tax benefit for the three and six months ended June 30, 2022 and for the three and six months ended June 30, 2021, there was an income tax expense of $3 thousand.

In connection with the strategic contract pipeline acquired in the Soluna Callisto acquisition as further discussed in Note 5, ASC 740-10-25-51 requires the recognition of a deferred tax impact of acquiring an asset in a transaction that is not a business combination when the amount paid exceeds the tax basis on the acquisition date. As such, the Company is required to adjust the value of the strategic contract pipeline by approximately $10.9 million at inception date, in which was recorded as a deferred tax liability and this amount will be amortized over the life of the asset. For the three and six months ended June 30, 2022, the Company amortized $547 thousand and approximately $1.1 million, respectively.

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

The Company believes that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. The Company based the estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. The valuation allowance was $16.5 million and $11.9 million as of June 30, 2022 and December 31, 2021, respectively. We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowance on a quarterly basis.

8.	Debt

Convertible Notes

Debt consists of the following
(dollar in thousands):

	Maturity Date	Interest Rate	June 30, 2022	December 31, 2021
Convertible Note	October 25, 2022	8%	$13,585	$14,927
Less: debt discount			349	967
Less: discount from issuance of warrants			2,408	5,747
Less: debt issuance costs			424	1,092
Total convertible notes, net of discount and issuance costs			$10,404	$7,121

On October 25, 2021, pursuant to a Securities Purchase Agreement (the “October SPA”), the Company issued to certain accredited investors (i) secured convertible notes in an aggregate principal amount of $16.3 million for an aggregate purchase price of $15 million (collectively, the “October Notes”), which are, subject to certain conditions, convertible at any time by the investors, into an aggregate of 1,776,073 shares (the “October Conversion Shares”) of the Company’s common stock, at a price per share of $9.18 (the “Fixed Conversion Price”) and (ii) Class A, Class B and Class C common stock purchase warrants (collectively, the “October Warrants”) to purchase up to an aggregate of 1,776,073 shares of common stock, at an exercise price $12.50, $15 and $18 per share, respectively. The October Warrants are legally detachable and can be separately exercised immediately for five years upon issuance, subject to applicable Nasdaq rules.

The Notes, subject to an original issue discount of 8%, have a maturity date of October 25, 2022 (the “Maturity Date”), upon which the Notes shall be payable in full. Commencing on the Maturity Date and also five (5) days after the occurrence of any Event of Default (as defined in the Notes), interest on the Notes will accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. If any Event of Default or a Fundamental Transaction (as defined in the Notes) or a Change of Control (as defined in the Notes) occurs, the outstanding principal amount of the Notes, liquidated damages and other amounts owing in respect thereof through the date of acceleration, will become, at the Investor’s election, immediately due and payable in cash at the Mandatory Default Amount (as defined in the Notes). The Notes may not be prepaid, redeemed or mandatory converted without the consent of the Investors. The obligations of the Company pursuant to the Notes are (i) secured to the extent and as provided in the Security Agreement, dated as of October 25, 2021, by and among the Company, MTI Instruments and SCI, Soluna MC, LLC and Soluna SW, LLC (both of which are wholly owned subsidiaries of SCI, and together with MTI Instruments and SCI, the “Subsidiary Guarantors”), and Collateral Services LLC (the “Collateral Agent”), as collateral agent for and the holders of the Notes (the “October Security Agreement”); and (ii) guaranteed jointly and severally by the Subsidiary Guarantors pursuant to each Subsidiary Guaranty, dated as of October 25, 2021, by and among each Subsidiary Guarantor and the purchasers (the “October Purchasers”) signatory to the SPA (each, a “Subsidiary Guaranty”). On July 19, 2022, the Company entered into an Addendum with the Collateral Agent and the October Purchasers to amend certain terms of the October SPA and the October Security Agreement (the “Addendum”). See Note 17. Subsequent Events for additional information on the Addendum.

The fair value of the October Warrants, as of the issuance date, was $7.0 million and is recorded as equity with the offset recorded as debt discount against the net proceeds. The proceeds of $15.0 million were allocated between the October Notes and the October Warrants, in which the discount related to the warrants are being amortized based on the straight-line method over the twelve months term of the October Notes. For the three and six months ended June 30, 2022, the Company has recorded amortized debt discount related to the warrants, the amount of $1.6 million and $3.4 million which is included in interest expense. The Company has also recorded a debt discount on the October Notes as the difference between the face amount of the notes payable of $16.3 million and purchase price of $15.0 million of $1.3 million in which approximately $950 thousand has been amortized over the life of the notes. There was also debt issuance costs of approximately $1.3 million and approximately $900 thousand has been amortized over the life of the October Notes. All amortized costs are included in interest expense.

During the six months ended June 30, 2022 and year ended December 31, 2021, $13.6 million and $14.9 million, respectively, was remaining in the principal balance of the October Notes. For the six months ended June 30, 2022, approximately $1.3 million was converted into 146,165 shares of our common stock, respectively. Through June 30, 2022, a total of approximately $2.7 million was converted into 296,165 shares of our common stock, respectively.

Promissory Notes

On February 22, 2022, the Company issued to certain institutional lenders (the “Lenders”) promissory notes in an aggregate principal amount of $7.6 million for an aggregate purchase price of $7.6 million (collectively, the “First Tranche Notes”). The Notes were issued as the first tranche of an aggregate financing of $20.0 million. On March 10, 2022, the Company has issued to the lenders a second tranche of an aggregate principal amount of $2.4 million (the “Second Tranche Notes”). The Company issued to the Lenders a third tranche of promissory notes in an aggregate principal amount of $10.0 million for an aggregate purchase price of $10.0 million (the “Third Tranche Notes” and, together with the First Tranche Notes and Second Tranche Notes, the “Notes”) along with Class D common stock purchase warrants (collectively, the “Warrants”) to purchase up to an aggregate of 1,000,000 shares of common stock of the Company, at an exercise price of $11.50 per share on April 13, 2022. The Warrants are immediately exercisable for two years upon issuance, subject to applicable Nasdaq rules.

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

The total fair value of the Warrants, as of the issuance date, was $4.8 million and is recorded as equity with the offset recorded as debt discount against the net proceeds. The proceeds of $20.00 million were allocated between the Promissory Notes and the Warrants, in which the discount related to the warrants is being amortized based on the straight-line method through the date of Maturity. None of the Warrants have been exercised and exchanged for the Company’s common stock as of June 30, 2022.

On April 29, 2022, the Company issued in a concurrent registered direct offering 1,142,857 shares of Series A Cumulative Perpetual Preferred Stock, par value $0.001 per share, of the Company (the “Series A Preferred Stock”) to the Lenders, at an offering price of $17.50 per share, the same price as the public offering price of the shares of Series A Preferred Stock in the underwritten public offering, in full satisfaction of the Company’s obligations under the outstanding Notes in an aggregate amount of $20 million. The only remaining balance as of June 30, 2022 was $46 thousand in interest payable to the lenders.

NYDIG Financing

	Maturity Dates	Interest Rate	June 30, 2022
NYDIG Loans #1-11	April 25, 2023 thru January 25, 2027	12% thru 15%	$14,387
Less: principal payments			2,590
Less: debt issuance costs			289
Total outstanding debt			11,508
Less: current portion of debt			7,526
Total Long term debt			$3,982

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

On January 14, 2022, the Borrower effected an initial drawdown under the Master Agreement in the aggregate principal amount of approximately $4.6 million that bore interest at 14% and will be repaid over 24 months. On January 26, 2022, the Borrower had a subsequent drawdown of $9.6 million. As part of the transactions contemplated under the Master Agreement, (i) the Company’s indirect wholly owned subsidiary, Soluna MC LLC, formerly EcoChain Block LLC (“Guarantor”), which is the owner of 100% of the equity interests of Borrower, executed a Guaranty Agreement in favor of NYDIG, as lender, dated as of December 30, 2021 (the “Guaranty Agreement”), (ii) Borrower has granted a lien on, and security interest in, all of its assets to NYDIG, as collateral agent, (iii) Guarantor entered into an equipment financing arrangement on assets purchased with the borrowed funds, (iv) Borrower will borrow from NYDIG the loans as forth in certain loan schedules (the “Specified Loans”), and (v) Borrower has executed a Digital Asset Account Control Agreement (the “ACA Wallet Agreement”) with NYDIG, as collateral agent and secured party, and NYDIG Trust Company LLC, as custodian, dated as of December 30, 2021, as well as such other agreements related to the foregoing as mutually agreed (collectively, the “NYDIG Transactions”).

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

Line of Credit

On September 13, 2021, the Company entered into a $1.0 million unsecured line of credit with KeyBank National Association, that will, among other things, allow the Company to request loans and to use the proceeds of such loans for working capital and other general corporate purposes. The line of credit may be drawn at the discretion of the Company, and bears interest at a rate of Prime + 0.75% per annum (5.5% interest rate as of June 30, 2022). Accrued interest is due monthly and principal is due in full following lender’s demand. As of June 30, 2022 and December 31, 2021, the entire line of credit of $1.0 million was drawn and outstanding.

9.	Stockholders’ Equity

Preferred Stock

As of August 15, 2022, the Company has two series of preferred stock outstanding: the Series A Preferred Stock, with a $25.00 liquidation preference; and the Series B Convertible Preferred Stock, par value $0.001 per share, with a stated value equal to $100.00 (the “Series B Preferred Stock”). As of June 30, 2022 and December 31, 2021, there were 3,061,245 and 1,252,299 shares of Series A Preferred Stock issued and outstanding, respectively, and no shares of Series B Preferred Stock issued and outstanding.

Common Stock

The Company has one class of common stock, par value $0.001. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. As of June 30, 2022, and December 31, 2021, there were 14,104,145 and 13,754,206 shares of common stock issued and outstanding, respectively.

Dividends

Pursuant to the Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock of the Company, dividends, when, as and if declared by the Board (or a duly authorized committee of the Board), will be payable monthly in arrears on the final day of each month, beginning August 31, 2021. During the three and six months ended June 30, 2022, the Board declared and paid the Company aggregate dividends on the shares of Series A Preferred Stock of approximately $1.4 million and $2.1 million, respectively.

Reservation of Shares

The Company had reserved shares of common stock for future issuance as follows as of June 30, 2022:

Stock options outstanding	898,600
Restricted stock units outstanding	773,861
Warrants outstanding	3,217,315
Common stock available for future equity awards or issuance of options	524,449
Number of common shares reserved	5,414,225

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

The Company notes as continuing operations was in a Net loss position for the three and six months ended June 30, 2022 and 2021, as such basic and diluted Earnings-per-share (“EPS”) is the same amount as continuing operations acts as the control amount in which would cause antidilution. Not included in the computation of earnings per share, assuming dilution, for the three and six months ended June 30, 2022, were options to purchase 898,600 shares of the Company’s common stock, 773,861 nonvested restricted stock units, 3,217,315 outstanding warrants not exercised, and 1,479,908 shares of convertible notes outstanding. These potentially dilutive items were excluded because the calculation of incremental shares resulted in an anti-dilutive effect.

Not included in the computation of earnings per share, assuming dilution, for the three and six months ended June 30, 2021, were options to purchase 1,010,050 shares of the Company’s common stock and 15,000 restricted stock units of the Company’s common stock. These potentially dilutive items were excluded because the Company incurred a loss during the period and their inclusion would be anti-dilutive.

10.	Commitments and Contingencies

Commitments:

Leases

The Company determines whether an arrangement is a lease at inception. The Company and our subsidiaries have operating leases for certain manufacturing, laboratory, office facilities and certain equipment. The leases have remaining lease terms of less than one year to less than five years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of June 30, 2022 and December 31, 2021, the Company had no assets recorded under finance leases.

Lease expense for these leases is recognized on a straight-line basis over the lease term. For the three and six months ended June 30, 2022 and 2021, total lease costs are comprised of the following:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Operating lease cost	$50	$38	$100	$76
Short-term lease cost	—	—	—	—
Total net lease cost	$50	$38	$100	$76

Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

Other information related to leases was as follows:

(Dollars in thousands, except lease term and discount rate) (Dollars in thousands)	Six Months Ended June 30, 2022

Weighted Average Remaining Lease Term (in years):
Operating leases	1.88

Weighted Average Discount Rate:
Operating leases	3.83%

(Dollars in thousands, except lease term and discount rate) (Dollars in thousands)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021

Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$98	$73

Non-Cash Activity Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$13	$—

Maturities of noncancellable operating lease liabilities are as follows for the six months ending June 30:

(Dollars in thousands)
2022
2022 (remainder of year)	$103
2023	164
2024	84
Total lease payments	351
Less: imputed interest	(13)
Total lease obligations	338
Less: current obligations	(196)
Long-term lease obligations	$142

As of June 30, 2022, there were no additional operating lease commitments that had not yet commenced.

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

MeOH Power, Inc.

On December 18, 2013, MeOH Power, Inc. and the Company executed a Senior Demand Promissory Note (the “Note”) in the amount of $380 thousand to secure the intercompany amounts due to the Company from MeOH Power, Inc. upon the deconsolidation of MeOH Power, Inc. Interest accrues on the Note at the Prime Rate in effect on the first business day of the month, as published in the Wall Street Journal. At the Company’s option, all or part of the principal and interest due on this Note may be converted to shares of common stock of MeOH Power, Inc. at a rate of $0.07 per share. Interest began accruing on January 1, 2014. The Company recorded a full allowance against the Note. As of June 30, 2022 and December 31, 2021, $334 thousand and $329 thousand, respectively, of principal and interest are available to convert into shares of common stock of MeOH Power, Inc. Any adjustments to the allowance are recorded as miscellaneous expense during the period incurred.

Legal Services

During the three and six months ended June 30, 2022, the Company incurred $1 thousand and $2 thousand, respectively, to Couch White, LLP for legal services associated with contract review. During the three and six months ended June 30, 2021, the Company incurred $7 thousand and $15 thousand, respectively. A partner at Couch White, LLP is an immediate family member of one of our Directors.

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

In connection with the Soluna Callisto acquisition, effective as of October 29, 2021, upon and subject to the terms and conditions of the Termination Agreement, on November 5, 2021: (1) the existing Operating and Management Agreements between HEL and SCI were terminated in all respects; and (2)(A) SCI paid HEL $725,000, (B) SHI issued to HEL the Termination Shares, and (C) HEL and SHI entered into an Amended and Restated Contingent Rights Agreement that, among other things, amended the existing Contingent Rights Agreement by and between HEL and SHI, dated January 13, 2020, to provide SHI the right to invest directly in certain cryptocurrency mining opportunities being pursued by HEL. SHI filed a registration statement with the SEC to register the resale of the Termination Shares on February 14, 2022.

Please see Note 5 for additional information regarding the Soluna Callisto acquisition and related transactions.

Several of HEL’s equity holders are affiliated with Brookstone Partners, the investment firm that holds an equity interest in the Company through Brookstone Partners Acquisition XXIV, LLC. The Company’s two Brookstone-affiliated directors also serve as directors and, in one case, as an officer, of HEL and also have ownership interest in HEL. In light of these relationships, the various transactions by and between the Company and SCI, on the one hand, and HEL, on the other hand, were negotiated on behalf of the Company and SCI via an independent investment committee of the Board and separate legal representation. The transactions were subsequently unanimously approved by both the independent investment committee and the full Board.

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

In addition, one of the Company’s directors, Matthew E. Lipman, serves as a director and currently acting as President of HEL. Mr. Lipman does not directly own any equity interest in Tera Joule, LLC, which owns 9.2% of HEL; however, as a result of his position as a director and officer of Brookstone IAC, Inc., which is the manager of Tera Joule, LLC, he has dispositive power over the equity interests that Tera Joule owns in HEL. As a result, the approximate dollar value of the amount of Mr. Toporek’s and Mr. Lipman’s interest in the Company’s transactions with HEL for the three and six months ended June 30, 2022 was $0 and $0.

John Belizaire and John Bottomley, who were elected to the Board upon the effective time of SCI’s acquisition of Soluna Callisto, serve as directors of HEL. In addition, Mr. Belizaire is the beneficial owner of 1,317,567 shares of common stock of HEL and 102,380 Class Seed Preferred shares, which are convertible into 86,763 shares of common stock of HEL. These interests give Mr. Belizaire an ownership of 10.54% in HEL. Mr. Belizaire also owns an interest in HEL indirectly through his 5.0139% interest of Tera Joule, LLC’s 965,945 Class Seed Preferred shares, which are convertible into 818,596 shares of common stock of HEL. Mr. Bottomley is the beneficial owner of 96,189, or approximately 0.72%, of the outstanding shares of common stock of HEL.

Finally, William P. Phelan, Chairman of the Board, served as an observer on HEL’s board of directors on behalf of the Company through March 2021.

The Company’s investment in HEL is carried at the cost of investment and was $750 thousand as of June 30, 2022. The Company owned approximately 1.79% of HEL, calculated on a converted fully-diluted basis, as of June 30, 2022. The Company may enter into additional transactions with HEL in the future.

12.	Stock-Based Compensation

2021 Plan

The Company’s 2021 Stock Incentive Plan was initially adopted by the Board on February 12, 2021 and approved by the stockholders on March 25, 2021. The 2021 Plan was amended and restated effective as of October 29, 2021 and as of May 27, 2022 (as amended and restated, the “2021 Plan”). The 2021 Plan authorizes the Company to issue shares of common stock upon the exercise of stock options, the grant of restricted stock awards, and the conversion of restricted stock units (collectively, the “Awards”). The Compensation Committee has full authority, subject to the terms of the 2021 Plan, to interpret the 2021 Plan and establish rules and regulations for the proper administration of the 2021 Plan. Subject to certain adjustments as provided in the 2021 Plan, the maximum aggregate number of shares of the Company’s common stock that may be issued under the 2021 Plan (i) pursuant to the exercise of stock options, (ii) as unrestricted or restricted stock, and (iii) in settlement of restricted stock units shall be limited to (A) during the Company’s fiscal year ending December 31, 2021, 1,460,191 shares of common stock, which is equal to 15% of the number of shares of common stock outstanding on January 1, 2021, (B) for the period from January 1, 2022 to June 30, 2022, fifteen percent (15%) of the number of shares of common stock outstanding as of January 3, 2022, which was the first trading day of 2022, and (C) beginning with the third quarter of the Company’s fiscal year ending December 31, 2022 (or July 1, 2022), 15% of the number of shares of common stock outstanding as of the first trading day of each quarter. Subject to certain adjustments as provided in the 2021 Plan, (i) shares of common stock subject to the 2021 Plan shall include shares of common stock which reverted back to the 2021 Plan pursuant to the paragraph below in a prior quarter or fiscal year, as applicable, and (ii) the number of shares of common stock that may be issued under the 2021 Plan may never be less than the number of shares of common stock that are then outstanding under (or available to settle existing) Award grants.

In the event that, prior to the date on which the 2021 Plan shall terminate, any Award granted under the 2021 Plan expires unexercised or unvested or is terminated, surrendered, or cancelled without the delivery of shares of common stock, or any Awards are forfeited back to the Company, then the shares of common stock subject to such Award may be made available for subsequent Awards under the terms of the 2021 Plan.

During the three months ended June 30, 2022, the Company awarded 58,442 restricted stock units under the 2021 Plan, valued at $4.96 through $10.85 per share based on the closing market price of the Company’s common stock on the date of the grant, with a weighted average fair value of $7.55. 58,442 shares of common stock subject to vest as follows: 25% of such restricted stock units shall vest on the first anniversary, and the remaining shares shall vest ratably over the succeeding 36-month period, with (1/36) of such vesting on the last day of each such calendar month.

During the six months ended June 30, 2022, the Company awarded 480,207 restricted stock units under the 2021 Plan, valued at $4.96 through $10.85 per share based on the closing market price of the Company’s common stock on the date of the grant, with a weighted average fair value of $10.03. 306,500 shares of common stock subject vesting as follows: 37% vests 12 months from the date of the grant, 33% vests 24 months from the date of the grant, and 30% vests 36 months from the date of the grant, in each case subject to the reporting person remaining in the service of the issuer on each such vesting date. 126,777 shares of common stock subject to vest as follows: 25% of such restricted stock units shall vest on the first anniversary, and the remaining shares shall vest ratably over the succeeding 36-month period, with (1/36) of such vesting on the last day of each such calendar month. 46,498 shares of common stock are performance-based awards that will vest in the following year in January based on approval of the Board based on achievement of key performance objectives. The remaining 432 shares of common stock are performance-based awards that were granted and vested during January 2022 as approved by the Board based on the achievement of key performance objectives during the prior year.

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

There have been no other significant changes in the Company’s reported financial position or results of operations and cash flows as a result of our adoption of new accounting pronouncements or changes to our significant accounting policies that were disclosed in its consolidated financial statements for the fiscal year ended December 31, 2021 (the “2021 Fiscal Year”).

14.	Discontinued Operations

As described in Note 1, the Company entered into a Stock Purchase Agreement with Purchaser, pursuant to which the Company sold on April 11, 2022 all of the issued and outstanding shares of capital stock of its wholly-owned subsidiary, MTI Instruments for approximately $9.0 million in cash, net of transaction costs. As of June 30, 2022, our Instrumentation business segment was classified as discontinued operations in our financial statements for all periods presented. Our consolidated balance sheets and consolidated statements of operations report discontinued operations separate from continuing operations. Our consolidated statements of equity and statements of cash flows combine continuing and discontinuing operations.

Set forth below are the results of the discontinued operations:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021 (*)	2022	2021 (*)

Product revenue	$160	$1,647	$1,799	$2,984
Cost of sales	166	502	728	954
Research and development	30	406	398	792
General and administrative expenses	89	526	573	1,066
Other income	-	(4)	-	(5)
(Loss) income from discontinued operations before gain on disposal and income taxes	(125)	217	100	177
Pretax gain on sale of MTI Instruments	7,602	-	7,602	-
Deferred tax benefit	70	-	70	-
Net income from discontinued operations	$7,547	$217	$7,772	$177

(*)	Reclassified to conform with the current period presentation

The following table summarizes information about assets and liabilities from discontinued operations held for sale as of June 30, 2022 and December 31, 2021:

(Dollars in thousands)
	June 30,	December 31,
	2022	2021
Assets held for sale from discontinued operations:
Accounts receivable	$-	$1,189
Inventories	-	964
Prepaid expenses and other current assets	-	54
Property, plant and equipment, net	-	92
Deferred tax assets, net	-	101
Operating lease right-of-use assets	-	628
Total Assets held for sale from discontinued operations	$-	$3,028

Liabilities held for sale from discontinued operations:
Accounts payable	$-	$136
Accrued liabilities	-	479
Operating lease liability	-	628

Total Liabilities held for sale from discontinued operations	$-	$1,243

15.	MTI Instruments Sale

As described in Note 1, the Company entered into a Stock Purchase Agreement with Purchaser, pursuant to which the Company sold on April 11, 2022 all of the issued and outstanding shares of capital stock of our wholly-owned subsidiary, MTI Instruments for an all-cash purchase price of $10.75 million, subject to working capital and certain other adjustments as set forth in the Stock Purchase Agreement. The purchase price did not include specified debt of MTI Instruments, which is the responsibility of the Company. This debt was transferred to the Purchaser at the date of Sale and is included in the closing balance sheet as shown below, which resulted in a reduction in the consideration payable to the Company.

The following table presents the gain associated with the sale.

(Dollars in thousands)
As of April 11,
2022
Consideration received	$10,750
Plus: closing cash	1
Less: transaction costs	(998)
Less: closing indebtedness	(483)
Plus: new working capital adjustments	(40)
Adjusted consideration received	9,230

Cash	1
Accounts receivable, net	1,119
Inventories	888
Prepaid expense and other current assets	42
Operating lease right-of-use assets	579
Deferred tax assets	171
Property, plant and equipment, net	76
Total assets	2,876

Accounts payable	122
Accrued liabilities	547
Operating lease liability	579
Total liabilities	1,248

Net assets transferred	1,628

Gain on sale	$7,602

16.	Segment Information

The Company applies ASC 280, Segment Reporting, in determining its reportable segments. As of June 30, 2022, the Company had two reportable segments in Continuing Operations: Cryptocurrency Mining and Data Center Hosting. The Company notes that previously there was an additional segment: Test and Measurement Instrumentation, however as discussed in Notes 1, 14, and 15, the Company sold MTI Instruments in April 2022, and therefore has classified as discontinued operations. The guidance requires that segment disclosures present the measure(s) used by the Chief Operating Decision Maker (“CODM”) to decide how to allocate resources and for purposes of assessing such segments’ performance. The Company’s CODM is comprised of several members of its executive management team who use revenue and cost of revenues of both reporting segments to assess the performance of the business of our reportable operating segments.

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

For the three months ended June 30, 2022 and 2021, respectively, approximately 6% and 60% of the Company’s cryptocurrency mining revenue was generated from our operations in East Wenatchee, Washington, 41% and 40% from our operations in Calvert City, Kentucky and 53% and 0% from our operations in Murray, Kentucky. For the six months ended June 30, 2022 and 2021, respectively, approximately 6% and 71% of the Company’s cryptocurrency mining revenue was generated from our operations in East Wenatchee, Washington, 43% and 29% from our operations in Calvert City, Kentucky and 51% and 0% from our operations in Murray, Kentucky. 100% of the Company’s data center hosting revenue was generated from the facility in Calvert City, Kentucky from hosting with two customers for the three and six months ended June 30, 2022.

The Company evaluates performance based on profit or loss from operations before income taxes, accounting changes, items management does not deem relevant to segment performance, and interest income and expense. Inter-segment sales and expenses are not significant. Non-cash items of depreciation and amortization are included within both costs of sales and general and administrative expenses.

The following table details revenue and cost of revenues for the Company’s reportable segments for three and six months ended June 30, 2022 and 2021, and reconciles to net loss on the consolidated statements of operations :

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Reportable segment revenue:
Cryptocurrency mining revenue	$7,497	$1,657	$15,309	$2,652
Data hosting revenue	1,179	-	2,683	-
Total segment and consolidated revenue	8,676	1,657	17,992	2,652
Reportable segment cost of revenue:
Cost of cryptocurrency mining revenue, inclusive of depreciation	9,134	545	16,854	875
Cost of data hosting revenue	975	-	2,114	-
Total segment and consolidated cost of revenues	10,109	545	18,968	875
Reconciling items:
General and administrative expenses	7,249	2,503	14,504	3,799
Impairment on fixed assets	750	-	750	-
Interest expense	3,305	-	6,185	-
Loss on sale of fixed assets	1,618	-	1,618	-
Other income, net	-	(3)	-	(8)
Income tax (benefit) expense from continuing operations	(251)	3	(797)	3
Net loss from continuing operations	(14,104)	(1,391)	(23,236)	(2,017)
Income before income tax from discontinued operations (including gain on sale of MTI Instruments of $7,602 for the three and six months ended June 30, 2022)	7,477	217	7,702	177
Income tax benefit from discontinued operations	70	-	70	-
Net income from discontinued operations	7,547	217	7,772	177
Net loss	$(6,557)	$(1,174)	$(15,464)	$(1,840)

Capital expenditures	27,180	1,023	52,618	1,319
Depreciation and amortization	7,914	149	14,611	225

17.	Subsequent Events

October SPA Addendum

On July 19, 2022, the Company entered into the Addendum to amend certain terms of the October SPA and the October Security Agreement. Pursuant to the Addendum, among other things, the assets of the Company related to the Company’s development site in Texas which secure the Company’s obligations under the October Security Agreement will be released in three tranches in connection with three tranches of conversions or redemptions of the October Notes. In connection with the first tranche, $1,100,000 of October Notes was converted to common stock between July 25, 2022 and August 1, 2022; in connection with the second tranche, $1,100,000 of October Notes will be converted to common stock; and in connection with the third tranche, $1,100,000 of October Notes will be converted to common stock (each, the “Required Conversion Amount”), in each case at the then in effect Conversion Price. Prior to each conversion the Conversion Price of the Note will be reduced (but not increased) to a 20% discount to the 5-day volume-weighted average price (“VWAP”) of the common stock. The Conversion Price for the first tranche is $3.75. In addition, the October Purchasers may require the Company to redeem up to $2,200,000 worth of October Notes in connection with each tranche at a rate of $1.20 for every $1.00 owed, less the amount of October Notes converted during such tranche, not including the Required Conversion Amount if the October Purchasers are unable to convert out of such amount of the Notes in each tranche. Each tranche is equal to $3,300,000 of the October Notes and the Addendum contemplates that at least $9,900,000 of the October Notes may be reduced under the terms of the Addendum. The first tranche begins upon receipt of Nasdaq’s approval of the transaction (which was received) and ends 50 trading days thereafter, the subsequent tranches will begin upon the later of five days after the previous tranche and receipts of any necessary approvals of Nasdaq and the Company’s shareholders of the transaction and ends 45 trading days thereafter. The second and third tranches are subject to delay as set forth in the Addendum. The Company is required to deposit up to $1,950,000 in an escrow account in connection with each tranche to satisfy any redemptions. The Company has undertaken to obtain shareholder approval, if necessary under Nasdaq rules, to be able to complete the second and third tranches.

Pursuant to the Addendum, the exercise price of the Class A Warrants and Class B Warrants and 85,000 warrants to purchase common stock issued to the October Purchasers on January 13, 2022 was reduced to $9.50 a share. In addition, the Company agreed to exchange the Class C Warrants for 296,013 shares of common stock, which exchanges were completed between July 25, 2022 and August 1, 2022.

Except under certain circumstances, the Company is prohibited from engaging in any capital raising transactions without the consent of the October Purchasers until the Company’s obligations under the October Security Agreement have been paid in full.

Series B Convertible Preferred Stock Private Placement

Securities Purchase Agreement

On July 19, 2022, the Company entered into a Securities Purchase Agreement (the “Series B SPA”) with an accredited investor (the “Series B Investor”) pursuant to which the Company issued to the Series B Investor 62,500 shares of Series B Preferred Stock, for a purchase price of $5,000,000, on July 20, 2022 (the “Series B Closing”), which are initially convertible into 1,155,268 shares of our common stock (the “Series B Conversion Shares”), at a price per share of $5.41 (“Conversion Price”), a 20% premium to the close of the common stock on July 18, 2022, subject to adjustment as set forth in the Certificate of Designation (as defined below) governing the terms of the Preferred Stock. In addition on July 19, 2022, the Company issued to the Series B Investor common stock purchase warrants (collectively, the “Series B Warrants”) to purchase up to an aggregate of 1,000,000 shares of common stock at an initial exercise price of $10.00 per share of common stock (the “Series B Warrant Shares” and collectively with the Series B Preferred Stock, the Series B Conversion Shares, and the Series B Warrants, the “Series B Securities”). In addition, at the Series B Closing, the Investor delivered to the Company a warrant to acquire 1,000,000 shares of common stock at an exercise price of $11.50 per share for cancellation.

Until the earlier of (i) three years after the Series B Closing or (ii) if in excess of $500,000 of Series B Preferred Stock or at least 100,000 Series B Warrants remain outstanding, the Company agreed not to (a) issue any common stock, common stock equivalents, preferred stock or other equity securities at a price that is less than the highest price per share of the Series B Securities, (b) file any registration statement, with certain exceptions, or (c) enter into an equity line of credit or at the market offering. In addition, the Company may buy out the rights of the Series B Investor under the preceding sentence for $10,000,000 less any Profit (as defined in the Series B SPA) the Series B Investor has earned from the Series B Securities, including pursuant to any amount paid for waiver under the following sentences. The Series B Investor has a right of first refusal with respect to the offerings described in the first sentence of this paragraph for a period of three years beginning on the later of (i) January 1, 2023 and (ii) the date the October Notes have been fully redeemed or converted. The Company can obtain the Series B Investor’s waiver to the right of first refusal by delivering to the Series B Investor 10% of the amount raised by the Company in any such offering in cash or in the same securities issued by the Company. The Series B Investor also has a right to participate in up to 35% of any such offerings for the same three year period.

At the written request of the Investor, at any time after the October Notes have been fully redeemed or converted and for a period of one year thereafter, the Company agreed to file a registration statement to register the Series B Preferred Stock and the Series B Conversion Shares.

The conversion of the Series B Preferred Stock and the exercise of the Series B Warrants are each subject to beneficial ownership limitations such that the Investor may not convert the Preferred Stock or exercise the Series B Warrants to the extent that such conversion or exercise would result in the Investor being the beneficial owner in excess of 4.99% (or, upon election of such Series B Investor, 9.99%) of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such conversion or exercise, which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to the Company, provided that any increase in such limitation will not be effective until 61 days following notice to the Company.

Certificate of Designation

On July 20, 2022, the Company filed a Certificate of Designations of Preferences, Rights and Limitations for the Series B Preferred Stock with the Secretary of State of Nevada (the “Certificate of Designation”) and designated 187,500 shares of its authorized and unissued preferred stock as Series B Convertible Preferred Stock. Each share of Series B Preferred Stock has a par value of $0.0001 per share and a stated value equal to $100.00 (the “Stated Value”). The Series B Preferred Stock will initially be issued in a physical certificate. The subscription price for each share of Preferred Stock is $80.00 per share. The Series B Preferred Stock shares can vote with the shares of common stock, on an as-converted to common stock basis, with respect to all matters on which the holders of common stock are entitled to vote, subject to any applicable Beneficial Ownership Limitations (as defined in the Certificate of Designation).

The Certificate of Designation provides that the Series B Preferred Stock includes a 10% accruing dividend compounded daily for 12 months from the original issue date (the “Dividend Termination Date”) that may be paid in cash or stock at the Company’s option at the earlier of (i) the date the Preferred Stock is converted, or (ii) the Dividend Termination Date.

In the event of the voluntary or involuntary liquidation, dissolution or winding up of the affairs of the Company, the holders of shares the Series B Preferred Stock are entitled to be paid out of the Company’s assets legally available for distribution to its stockholders, the greater of (i) the Stated Value, or (ii) the amount holder would have received if the Series B Preferred Stock was fully converted to common stock, plus any amount equal to any accumulated and unpaid dividends to the date of payment.

Each share of Series B Preferred Stock is convertible at any time at the option of the holder after the later of a date that is (i) 180 days after the original issue date or (ii) the date on which October Notes have been fully redeemed or converted (the “Note Release Date”) into a number of shares of common stock determined by dividing the Stated Value by the conversion price then in effect (the “Series B Conversion Price”). The initial Series B Conversion Price is $5.41, subject to adjustment as set forth in the Certificate of Designation. The Series B Conversion Price is also subject to adjustment as follows: (i) upon the United States Securities and Exchange Commission (the “SEC”) declaring effective the resale registration statement referred to in Series B SPA (the “Series B Resale Registration Statement”), the Series B Conversion Price will be equal to 90% of the average VWAP reported on Nasdaq for the five consecutive trading dates after the effective date of the Series B Resale Registration Statement, and (ii) in the event that the Company undertakes a public offering of its common stock or common stock equivalents, upon the completion of the public offering (the “Public Offering”), the Series B Conversion Price will be equal to 90% of the average VWAP reported on Nasdaq for the five consecutive trading dates after the completion date of the Public Offering. The Series B Conversion Price for the Series B Preferred Stock will be rounded down to the nearest $0.01 and will in no event be lower than $1.08.

The Series B Preferred Stock has no stated maturity date and is not subject to any mandatory redemption or sinking fund. Provided no shares of the Series A Preferred Stock is outstanding, either the Company or the holder of the Series B Preferred Stock may at any time after the later of (i) the third anniversary of the original issue date, or (ii) the Note Release Date, redeem the Series B Preferred Stock, in whole or part, for the Stated Value. The Certificate of Designation also provides that the Series B Preferred Stock is subject to a call pursuant to which the Company, upon ten days prior notice to the holder, may demand that the holder convert the Series B Preferred Stock and Series B Warrants issued pursuant to the SPA, in whole or in part, if the closing bid price of the common stock equals or exceeds $12.98 less Profit (as defined in the Series B SPA) divided by the number of shares of common stock into which the Series B Preferred Stock is convertible on the date of such notice, subject to any price adjustments, for twenty (20) consecutive trading days. If the holder fails to convert the remaining stated value of the Series B Preferred Stock in its entirety within thirty (30) trading days after receiving the Company’s notice, the Company may redeem such remaining balance and the Series B Warrants at the remaining Stated Value plus accrued dividends.

The Series B Preferred Stock will, as to dividend rights and rights as to the distribution of assets upon the Company’s liquidation, dissolution or winding-up, rank senior to all classes or series of common stock and to all other capital stock issued by the Company expressly designated as ranking junior to the Series B Preferred Stock. Without the consent of the holders of the Series B Preferred Stock, the Company may not issue any capital stock that is (i) senior to the preferred stock in respect of dividend rights and rights as to the distribution of assets upon the Company’s liquidation, dissolution or winding-up, except that the Series B Preferred Stock will be parri passu with respect to the Series A Preferred Stock, or (ii) parri passu with respect to dividend rights and rights as to the distribution of assets upon the Company’s liquidation, dissolution or winding-up.

Series B Warrants

The Series B Warrants have an issue date of July 19, 2022. The Series B Warrants have an initial exercise price of $10.00 per share of common stock, subject to adjustment as set forth in the Series B Warrants. The holder is entitled to exercise the Series B Warrants at any time on or after the date that is 180 days following the issue date and on or prior to January 19, 2028. On the closing date of the next public offering of the common stock or other securities, the exercise price of the Series B Warrants adjusts to a price equal to the lower of (a) the exercise price then in effect, or (b) the price of the warrants issued in the Company’s next public offering, or if no warrants are issued in the Company’s next public offering, 110% of the price per share of the common stock issued in the Company’s next public offering.

The Series B Preferred Stock and the Series B Warrants were issued without registration under the Securities Act of 1933, as amended (the “Securities Act”), based on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and/or Rule 506 promulgated thereunder. The Company did not engage in general solicitation or advertising with regard to the issuance and sale of the Securities. The Series B Investor represented that he/she/it is an accredited investor and purchased the Series B Securities for investment and not with a view to distribution.

Leak-Out Agreement

On July 19, 2022, the Company and the Series B Investor entered into a Leak-Out Agreement (the “Leak-Out Agreement”). The Leak-Out Agreement remains in effect so long as any Series B Preferred Stock or shares of Series A Preferred Stock remain outstanding, unless otherwise expressly extended in writing by the Series B Investor (the “Leak Out Period”), at which time the Series B Investor shall no longer be subject to the Leak Out restrictions. Pursuant to the Leak-Out Agreement, the Series B Investor agreed during the Leak-Out Period not to sell, dispose or otherwise transfer on any trading day, in the aggregate, more than 15% of the composite daily trading volume of the common stock as reported by Bloomberg, LP. The Series B Investor also agreed to execute any lock-up agreement reasonably requested by an underwriter in connection with an underwritten offering of the Company’s securities.

Appointment of New Chief Financial Officer

On July 28, 2022, the Board appointed Philip F. Patman, Jr. to assume the role of Chief Financial Officer, Secretary and Treasurer of the Company, effective as of August 16, 2022.

Mr. Patman, 54, most recently has been Vice President and Head of Renewable Fuels M&A and Strategy at Ameresco, Inc., a cleantech technology integrator with a comprehensive portfolio of energy efficiency and renewable energy supply solutions, and has been employed by Ameresco since August 2021. Prior to that, Mr. Patman was with Huron Consulting Group, Inc., a global consultancy firm providing management consulting services to small- and mid-cap businesses primarily in the oil, gas, and diversified energy sectors, from May 2020 through June 2021, most recently serving as Managing Director. From April 2017 through March 2019, Mr. Patman was the Chief Financial Officer of VAALCO Energy, Inc. (NYSE:EGY), an oil operator that owns and operates shallow water offshore platforms in Gabon, West Africa. From 2012 to March 2017, he served PTT Exploration and Production Public Company, Ltd. (“PTTEP”), one of the largest publicly traded companies in the Kingdom of Thailand, as Senior Vice President, Business Development, for The Americas region (2012-16) and later as Senior External Advisor (2016-17); he had primary responsibility for leading PTTEP’s mergers and acquisitions activities in the US, Canada and Brazil. Cumulatively, Mr. Patman has more than 25 years of experience in finance operations, capital formation, and M&A / corporate development for companies engaged in global energy and infrastructure markets, including the above-described companies as well as AES Corporation, Franklin Templeton Investments, Globeleq Limited, Marathon Oil Corporation, and Enron Corp. Mr. Patman received a Bachelor of Arts degree in 1990 from the University of Texas at Austin through its Plan II Honors Program, and a J.D. from the University of Houston Law Center in 1993. He is currently a licensed attorney in the state of Texas.

In connection with Mr. Patman’s appointment as the Company’s Chief Financial Officer, Secretary and Treasurer, the Company and Mr. Patman entered into an employment agreement (the “Agreement”), dated July 29, 2022, providing for his employment, effective as of August 15, 2022, and continuing for a two-year term, which shall continue thereafter on an “at-will” basis (the “Employment Term”). Pursuant to the Agreement, the Company has agreed to pay Mr. Patman an annual salary of $350,000 (the “Base Salary”), payable in accordance with the Company’s customary payroll practices. The Agreement further provides that Mr. Patman is eligible for the following cash bonuses, as determined and based upon annual criteria set by the Board or the compensation committee of the Board (the “Compensation Committee”): (a) commencing August 15, 2022 and through December 31, 2022, Mr. Patman is eligible to receive a cash bonus in an amount up to 50% of his Base Salary paid to Mr. Patman during such period; and (b) commencing upon the 2023 calendar year and during the Employment Term, Mr. Patman is eligible to receive an annual cash bonus equal to an amount up to 50% of the then-current Base Salary, with each bonus payable in accordance with the Company’s standard payment practices.

In addition, pursuant to the Agreement, the Company has agreed to grant to Mr. Patman, within sixty (60) calendar days following August 15, 2022, subject to certain conditions, a one-time award of a number of restricted stock units (“RSUs”) equal to $175,000, divided by the thirty (30)-day trailing volume weighted average price as of August 15, 2022. Further pursuant to the Agreement, the Company has agreed to grant to Mr. Patman, commencing in calendar year 2023 and subject to such approvals specified by the Compensation Committee, an annual equity award consisting of a number of RSUs in an amount equal to $125,000. Mr. Patman is also entitled to other benefits normally available to other similarly situated employees of the Company.

Under the Agreement, the Employment Term is terminable by the Company upon 30 days’ prior written notice or by Mr. Patman upon 60 days’ prior written notice. As described in the Agreement, Mr. Patman is entitled to severance, in certain circumstances up to a total of six (6) months of base salary plus a pro-rata portion of his annual cash bonus.

Spring Lane Initial Funding

On May 3, 2022, SCI entered into a Bilateral Master Contribution Agreement (the “Bilateral Contribution Agreement”) with Spring Lane, pursuant to which Spring Lane agreed, pursuant to the terms and conditions of such agreement, to make one or more capital contributions to, and in exchange for equity in, SCI or one of its subsidiaries up to an aggregate amount of $35 million to fund certain projects to develop green data centers co-located with renewable energy assets (the “Spring Lane Commitment”). We anticipate that these capital contributions, once deployed into the projects, will help develop three behind-the-meter (BTM) projects designed to convert wasted renewable energy into clean computing services such as bitcoin mining and artificial intelligence. The Bilatera Contribution Agreement outlines the framework for the Spring Lane Commitment; however, neither we nor Spring Lane are obligated to complete any projects under such agreement and any actual capital contributions are subject to various conditions precedent, including the receipt of requisite lender and other consents, acceptance by Spring Lane of specific projects and negotiations of agreements regarding those projects, including milestones and structure. In partial consideration of the amendment to the October notes discussed above, the investors agreed to release certain collateral covered by their security agreement to permit the Company to proceed forward with the initial phase of the development site in Texas, which we expect to be partially funded by Spring Lane, which the Company expects to complete in the near future.

On August 5, 2022, the Company entered into a Contribution Agreement (the “Dorothy Contribution Agreement”)with Spring Lane, Soluna DV Devco, LLC (“Devco”), an indirect wholly-owned subsidiary of SCI, and Soluna DVSL ComputeCo, LLC (“DVSL”) an entity formed in order to further the Company’s development project in Texas, (each, a “Party” and, together, the “Parties”) . Pursuant to the Dorothy Contribution Agreement, the Company committed to a capital contribution of up to approximately $26.3 million to DVSL (the “Company Commitment”), and on August 5, 2022, the Company was deemed to have contributed approximately $8.1 million, through payment of capital expenditures and development costs made on behalf of DVSL by the Company prior to August 5, 2022. Further under the Agreement, Spring Lane committed to a capital contribution of up to $12.5 million to DVSL (the “Spring Lane Dorothy Commitment”), and on August 5, 2022, Spring Lane contributed approximately $3.9 million. Under the Dorothy Contribution Agreement, the Company and Spring Lane have committed to make subsequent contributions, up to their respective Company Commitment and Spring Lane Dorothy Commitment amounts, on a pro rata basis, upon receipt of a contribution request from DVSL, as set forth in the Dorothy Contribution Agreement and subject to the satisfaction of certain conditions described therein. The proceeds of any subsequent commitments will be applied to pay project costs in accordance with the project budget.

In exchange for their contributions, the Company and Spring Lane were issued 67.8% and 32.2% of the Class B Membership Interests in DVSL, respectively, and were admitted as Class B members of DVSL. Further pursuant to the Agreement, DVSL issued 100% of its Class A Membership Interests to Devco. The Dorothy Contribution Agreement contains customary indemnification provisions, liquidation provisions and governance provisions with respect to DVSL. The Parties also entered into an Amended and Restated Limited Liability Company Agreement of DVSL providing for the governance of DVSL.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise, the terms “SHI,” the “Company,” “we,” “us,” and “our” refer to Soluna Holdings, Inc. together with its consolidated subsidiaries, “SCI” refers to Soluna Computing, Inc., formerly known as EcoChain, Inc., and “MTI Instruments” refers to MTI Instruments, Inc.

The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and the related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2021 contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022 (our “Annual Report”).

In addition to historical information, the following discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements. Important factors that could cause actual results to differ include those set forth in Part I Item 1A-Risk Factors in our Annual Report and elsewhere in this Quarterly Report on Form 10-Q. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q. Please see “Statement Concerning Forward-Looking Statements” below.

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

Until the April 11, 2022 sale described below, we also operated though our wholly owned subsidiary, MTI Instruments, an instruments business engaged in the design, manufacture and sale of vibration measurement and system balancing solutions, precision linear displacement sensors, instruments and system solutions, and wafer inspection tools. MTI Instruments was incorporated in New York on March 8, 2000. MTI Instruments’ products consist of engine vibration analysis systems for both military and commercial aircraft and electronic gauging instruments for position, displacement and vibration application within the industrial manufacturing markets, as well as in the research, design and process development markets. These systems, tools and solutions are developed for markets and applications that require consistent operation of complex machinery and the precise measurements and control of products, processes, and the development and implementation of automated manufacturing and assembly. On December 17, 2021, we announced that we had entered into a non-binding letter of intent with a potential buyer (the “Buyer”) regarding the potential sale of MTI Instruments (the “LOI”) to an unrelated third party. Pursuant to the LOI, the Buyer would acquire 100% of the issued and outstanding common stock of MTI Instruments (the “Sale”). As a result of the foregoing, the MTI Instruments business was reported as discontinued operations in our consolidated financial statements as of December 31, 2021 and prior periods included in our Annual Report as well as in these consolidated financial statements as of June 30, 2022 and prior periods. On April 11, 2022, we consummated the Sale, MTI Instruments ceased to be our wholly-owned subsidiary and, as a result, we have exited the instruments business. See Notes 1, 14, and 15 of our consolidated financial statements for additional information on the Sale.

Recent Developments and Trends

We used the net proceeds of our recent debt financing and preferred stock offerings during the quarter primarily for the acquisition, development and growth of our cryptocurrency mining facilities in Kentucky, which expanded SCI’s cryptocurrency business for three and six months ended June 30, 2022, and into the future with an additional facility in Texas planned to launch in fiscal year 2022 and additional pipelines for the future. We expect to develop and implement a capital strategy consisting of debt and equity to finance new projects, equipment purchases and upgrades in fiscal year 2022.

Miner Purchases and Deployments

As of June 30, 2022, we had purchased, received and/or deployed the following miners:

Number of Miners
Miners deployed as of January 1, 2022	13,240
Miners received and deployed during the six months ended June 30, 2022	9,684
Miners received through June 30, 2022, but not deployed	2,311
Miners sold during the first six months of June 30, 2022	(3,098)
Total Miners as of June 30, 2022	22,137

During the first six months of 2022, we received 11,995 additional miners and disposed of 3,098 miners and had 22,137 miners within in our mining operations as of June 30, 2022.

Consolidated Results of Operations

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2022 Compared to the Three and Six Months Ended June 30, 2021.

The following table summarizes changes in the various components of our net loss during the three months ended June 30, 2022 compared to the three months ended June 30, 2021.

(Dollars in thousands)	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021	$ Change	% Change
Cryptocurrency mining revenue	$7,497	1,657	5,840	352%
Data hosting revenue	$1,179	-	1,179	100%
Operating costs and expenses:
Cost of cryptocurrency mining revenue, exclusive of depreciation	$3,596	396	3,200	808%
Cost of data hosting revenue	$975	-	975	100%
General and administrative expenses, exclusive of depreciation and amortization	$4,873	2,503	2,370	95%
Depreciation and amortization expense	$7,914	149	7,765	5,211%
Impairment on fixed assets	$750	-	750	100%
Operating loss	$(9,432)	(1,391)	(8,041)	578%
Other income, net	$-	3	(3)	(100%)
Interest expense	$(3,305)	-	(3,305)	100%
Loss on sale of fixed assets	$(1,618)	-	(1,618)	100%
Loss before income taxes from continuing operations	$(14,355)	(1,388)	(12,967)	934%
Income tax benefit (expense) from continuing operations	$251	(3)	254	(8,467)%
Net loss from continuing operations	$(14,104)	(1,391)	(12,713)	914%
Income before income taxes from discontinued operations (including gain on sale of MTI Instruments of $7,602 for the three and six months ended June 30, 2022)	$7,477	217	7,260	3,346%
Income tax benefit from discontinued operations	$70	-	70	100%
Net income from discontinued operations	$7,547	217	7,330	3,378%
Net loss	$(6,557)	(1,174)	(5,383)	459%

The following table summarizes changes in the various components of our net loss during the six months ended June 30, 2022 compared to the six months ended June 30, 2021.

(Dollars in thousands)	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021	$ Change	% Change
Cryptocurrency mining revenue	$15,309	2,652	12,657	477%
Data hosting revenue	$2,683	-	2,683	100%
Operating costs and expenses:
Cost of cryptocurrency mining revenue, exclusive of depreciation	$6,992	650	6,342	976%
Cost of data hosting revenue	$2,114	-	2,114	100%
General and administrative expenses, exclusive of depreciation and amortization	$9,755	3,799	5,956	157%
Depreciation and amortization expense	14,611	225	14,386	6,394%
Impairment on fixed assets	$750	-	750	100%
Operating loss	$(16,230)	(2,022)	(14,208)	703%
Other income, net	$-	8	(8)	(100%)
Interest expense	$(6,185)	-	(6,185)	100%
Loss on sale of fixed assets	$(1,618)	-	(1,618)	100%
Loss before income taxes from continuing operations	$(24,033)	(2,014)	(22,019)	1,093%
Income tax benefit (expense) from continuing operations	$797	(3)	800	(26,667%)
Net loss from continuing operations	$(23,236)	(2,017)	(21,219)	1,052%
Income before income taxes from discontinued operations (including gain on sale of MTI Instruments of $7,602 for the three and six months ended June 30, 2022)	$7,702	177	7,525	4,251%
Income tax benefit from discontinued operations	$70	-	70	100%
Net income from discontinued operations	$7,772	177	7,595	4,291%
Net loss	$(15,464)	(1,840)	(13,624)	740%

Cryptocurrency Mining Revenue: Cryptocurrency mining revenue consists of revenue recognized from SCI’s cryptocurrency mining operations.

Cryptocurrency mining revenue was approximately $7.5 million and $15.3 million for the three and six months ended June 30, 2022, respectively, compared to $1.7 million and $2.7 million for the three and six months ended June 30, 2021, respectively. SCI did not commence its cryptocurrency mining operations until the second quarter of 2020. We maintained our facility in Washington and in 2021 added two new mining site operations in Murray, Kentucky and Calvert City, Kentucky, however minimal operations were involved in the first six months of 2021, and we began ramping operations in the third quarter of 2021. Megawatts deployed increased from approximately 2 megawatts at the end of 2020 and increased slowly in fiscal year 2021 to approximately 20 and 33 megawatts per the 2 facilities in Kentucky for the six months ended June 30, 2022. This growth in capacity contributed to the growth in the business for the three and six months of 2022.

Data Hosting Revenue: In August 2021, SCI began cryptocurrency hosting services in which SCI provides energized space and operating services to third-party mining companies who locate their mining hardware at one of SCI’s mining locations, in which they may receive a fee per miner installed, revenue share and if additional services are rendered, an additional service fee is charged to the outside parties. The Company’s revenue was approximately $1.2 million and $2.7 million for the three and six months ended June 30, 2022, respectively, with no comparable services noted for the three and six months ended June 30, 2021. The 2022 revenue is entirely attributed to the Kentucky data center location.

Cost of Cryptocurrency Mining Revenue: Cost of cryptocurrency revenue includes direct utility costs, site overhead expenses, depreciation expenses, as well as overhead costs that relate to the operations of SCI’s cryptocurrency mining facilities.

Cost of cryptocurrency mining revenue, exclusive of depreciation expense was approximately $3.6 million and $7.0 million for the three and six months ended June 30, 2022, respectively, compared to approximately $400 thousand and $650 thousand for the three and six months ended June 30, 2021, respectively. Depreciation costs associated with cryptocurrency revenue was approximately $5.5 million and $9.9 million for the three and six months ended June 30, 2022, respectively, compared to $150 thousand and $225 thousand for the three and six months ended June 30, 2021, respectively. As noted above, SCI did not commence cryptocurrency mining operations until the second quarter of 2020 and did not start to significantly increase capacity until the third quarter of 2021. Therefore, there was no material cryptocurrency mining revenue or associated costs for the three and six months ended June 30, 2021. As the Company began increasing their capacity, the associated costs began to increase. As noted above, depreciation costs associated with cryptocurrency mining revenue began to significantly increase as miners and equipment were being installed into operations and being depreciated over time.

Cost of Data Hosting Revenue: Cost of data hosting revenue includes utility charges, site overhead expenses, and other charges. These expenses are allocated based on the cost driving activity.

Cost of data hosting revenue was approximately $1.0 million and $2.1 million for the three and six months ended June 30, 2022. As noted above, SCI began hosting services in August 2021. As such, there were no related charges in the three and six months ended June 30, 2021.

General and Administrative Expenses: General and administrative expenses include cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, marketing, information technology, and legal services.

General and administrative expenses, exclusive of depreciation and amortization for the three months ended June 30, 2022 increased by $2.4 million or 95%, to $4.9 million from $2.5 million for the three months ended June 30, 2021. This increase was a result of expenses incurred in the three months ended June 30, 2022 for which there was no comparable expense in the quarter ended June 30, 2021. These 2022 expenses related to the hiring of new employees for the Soluna Callisto transactions (i.e.: salary, stock-based compensation and future pipeline expenses), as well as from changes in a number of our traditional general and administrative expenses. There were no employees related to SCI for the three months ended June 30, 2021.

Audit and tax fees increased by $45 thousand associated with the nature of the Company’s operations changing from an instrumentation business to a cryptocurrency mining business. Consultant fees increased by $350 thousand due to valuations of complex transactions, advisory fees for complex accounting research matters, and pipeline development project costs, in which the Company involves multiple consultants to help build out future plans.

Salaries and benefit expenses increased by $1.3 million during the three months ended June 30, 2022 compared to the three months ended June 30, 2021. Approximately $990 thousand related to salary and fringe benefits for new employees of Soluna Callisto in connection with the October 2021 acquisition, as compared to no payroll expenses for SCI as there were no employees in the comparable prior period. Approximately $237 thousand related to an increase in the salary of the Company’s Chief Financial Officer, as well as the hiring of a Corporate Controller (hired in January of 2022), and Financial Reporting Manager (hired in July 2021). The Company had nine SHI employees as of June 30, 2022 compared to four SHI employees as of June 30, 2021. The Company saw increases in bonuses of $240 thousand for the three months ended June 30, 2022 compared to three months ended June 30, 2021 due to growth in the Company’s operations in the cryptocurrency mining and other operating initiatives set for the three months ended June 30, 2022. The Company also incurred an increase in temporary help of $50 thousand and recruitment fees of $62 thousand due to the rapid growth of the Company’s operations.

Directors’ and officers’ insurance premiums and other insurance expenses increased by approximately $150 thousand during the three months ended June 30, 2022 compared to three months ended June 30, 2021 primarily to our status as an SEC reporting company and the increase in cryptocurrency operations. Travel and living expenses increased by approximately $150 thousand due to increased travel to promote business and build on future pipelines, for the three months ended June 30, 2022 compared to the three months ended June 30, 2021. With the growth of the Company in 2022, we saw an increase in software license fees of $100 thousand as the Company was working on developing and growing new technology to help build a stronger and more efficient internal infrastructure.

General and administrative expenses, exclusive of depreciation and amortization for the six months ended June 30, 2022 increased by $6.0 million or 157%, to $9.8 million from $3.8 million for the six months ended June 30, 2021. This increase was a result of expenses incurred in the six months ended June 30, 2022 for which there was no comparable expense in the six months ended June 30, 2021. These 2022 expenses related to the hiring of new employees for the Soluna Callisto transactions (i.e.: salary, stock-based compensation and future pipeline expenses), as well as from changes in a number of our traditional general and administrative expenses. There were no employees related to SCI for the six months ended June 30, 2021.

Stock-based compensation costs included $1.3 million and $151 thousand, respectively for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 related to grants of restricted stock units to members of our Board of Directors (the “Board”) and employees, and $566 thousand for the six months ended June 30, 2022 compared to $877 thousand for the six months ended June 30, 2021 related to grants of stock options. Stock-based compensation costs to consultants were $67 thousand for the six months ended June 30, 2022 compared to $49 thousand for the six months ended June 30, 2021, respectively.

Audit and tax fees increased by $370 thousand associated with increased fees for the fiscal year 2021 audit, as well as the nature of the Company’s operations changing from an instrumentation business to a cryptocurrency mining business. Consultant fees increased by $650 thousand due to valuations of complex transactions, advisory fees for complex accounting research matters, and pipeline development project costs, in which the Company involves multiple consultants to help build out future plans.

Salaries and benefit expenses increased by $2.2 million during the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Approximately $1.7 million related to salary and fringe benefits for new employees of Soluna Callisto in connection with the October 2021 acquisition, as compared to no payroll expenses associated with SCI as there were no employees for the six months ended June 30, 2021. Approximately $400 thousand related to increase in the salary of the Company’s Chief Financial Officer, as well as the hiring of a Corporate Controller (hired in January of 2022), and Financial Reporting Manager (hired in July 2021). The Company had nine SHI employees as of June 30, 2022 compared to four SHI employees as of June 30, 2021. The Company saw increases in bonuses of $480 thousand for the six months ended June 30, 2022 compared to six months ended due to growth in Company’s operations in the cryptocurrency mining and other operating initiatives set for the six months ended June 30, 2022. The Company also incurred an increase in temporary help of $80 thousand and recruitment fees of $140 thousand due to the rapid growth of the Company’s operations.

Directors’ and officers’ insurance premiums and other insurance expenses increased by approximately $300 thousand during the six months ended June 30, 2022 compared to the six months ended June 30, 2021 primarily to our status as an SEC reporting company and the increase in cryptocurrency operations. Travel and living expenses increased by approximately $185 thousand due to increased travel to promote business and build on future pipelines, for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. With the growth of the Company in 2022, we saw an increase in software license fees of $150 thousand as the Company was working on developing and growing new technology to help build a stronger and more efficient internal infrastructure

The Company expects general and administrative expenses to continue to increase for the remainder of fiscal year 2022 and generally going forward as the Company significantly expands their cryptocurrency operations.

Depreciation and Amortization: Depreciation and amortization expense during the three and six months ended June 30, 2022 totaled approximately $7.9 million and $14.6 million, respectively, which is an increase of approximately $7.8 million and $14.4 million, respectively, as compared to $149 thousand and $225 thousand for the three and six months ended June 30, 2021, respectively. This increase was primarily due to higher depreciation recognized of $5.4 million and $9.6 million during the three and six months ended June 30, 2022, respectively, for the two facilities deployed in Kentucky and the associated miners which began operations in the third quarter of 2021, in addition to amortization expense of approximately $2.4 million and $4.7 million for the three and six months ended June 30, 2022, respectively, related to the strategic pipeline contract that was acquired in October 2021.

Impairment on Fixed Assets: During the three and six months ended June 30, 2022, the Company concluded that there were impairment indicators on property, plant and equipment associated with the S-9 miners. As a result, a quantitative impairment analysis was required as of June 30, 2022. As such, the Company reassessed its estimates and forecasts as of June 30, 2022, to determine the fair values of the S-9 miners. As a result of the analysis, as of June 30, 2022, the Company concluded the carrying amount of the property, plant and equipment associated with the S-9 miners exceeded its fair value, which resulted in impairment charges of $750 thousand on the condensed consolidated statements of operations for the three and six months ended June 30, 2022.

Operating Loss: Operating loss increased to $9.4 million and $16.2 million for the three and six months ended June 30, 2022, respectively, from $1.4 million and $2.0 million during the three and six months ended June 30, 2021, respectively. This $8.0 million and $14.2 million loss increase for the three and six months ended June 30, 2022, respectively, was the result of the factors noted above, that is, significant increases in general, and administrative expenses for items not incurred in the prior year, as well as the significant growth in the SCI operations, which led to increased sales and costs for the year.

Interest Expense: Interest expense for the three and six months ended June 30, 2022 was $3.3 million and $6.2 million, respectively. Interest expense was primarily related to the $2.8 million and $5.2 million of interest expense for the three and six months ended June 30, 2022, respectively in relation to the October Notes issued at the end of October 2021 and promissory notes issued in February, March, and April of 2022. Interest expense of $480 thousand and $845 thousand for the three and six months ended June 30, 2022, respectively was also incurred related to the NYDIG financing in January of 2022. The Company did not incur any interest expense for the three and six months ended June 30, 2021.

Loss on Sale of Fixed Assets: The Company sold and disposed of approximately $2.1 million worth of fixed assets in the second quarter of 2022, for a loss on sale of fixed assets of approximately $1.6 million. There was no loss on sale of fixed assets for the three and six months ended June 30, 2021.

Income Tax Benefit (Expense) from Continuing Operations: Income tax benefit from continuing operations for the three and six months ended June 30, 2022 was $251 thousand and $797 thousand, respectively, compared to an income tax expense from continuing operations of $3 thousand for the three and six months ended June 30, 2021, respectively. The increase in income tax benefit for the three and six months ended June 30, 2022 was related to deferred tax amortization impact of acquiring an asset in a transaction that is not a business combination when the amount paid exceeds the tax basis on the acquisition date. As such, the Company is required to adjust the value of the strategic contract pipeline by approximately $10.9 million at inception date (October 29, 2021), in which was recorded as a deferred tax liability. This amount will be amortized over the life of the asset. For the three months and six months ended June 30, 2022, the Company amortized $547 thousand and $1.1 million, respectively. The benefit was offset by a $295 thousand deferred tax expense incurred in the second quarter of 2022 related to increasing the Company’s valuation allowance associated with the deferred tax asset.

Net Loss from Continuing Operations: Net loss from continuing operations for the three and six months ended June 30, 2022 was $14.1 million and $23.2 million, respectively, compared to net loss from continuing operations of $1.4 million and $2.0 million for the three and six months ended June 30, 2021, respectively. The increase in loss for the three and six months ended June 30, 2022 were the result of the factors noted above, including expenses not incurred in the prior year period, such as amortization expense for the strategic pipeline contract intangible, depreciation on miners installed, utilities operating in the Company’s two facilities in Kentucky, and noncash compensation expense related to equity awards, partially offset by increases in cryptocurrency mining revenue and data hosting revenue.

Net Income from Discontinued Operations: As of June 30, 2022, the Company’s MTI Instruments business was reported as discontinued operations up to the date of the sale on April 11, 2022. Net income from discontinued operations for the three months ended June 30, 2022 was $7.5 million compared to net income of $217 thousand for the three months ended June 30, 2021. This was primarily due to the $7.6 million gain on the sale of MTI Instruments offset with MTI Instruments only having ten days of operations prior to the sale on April 11, 2022, in addition to fewer sales of higher margin products, incurred a loss for the ten days in April, compared to a full three months of operations for the second quarter of 2021, when MTI Instruments had a stronger product mix of selling higher margin products, therefore resulting in net income of $217 thousand for the three months ended June 30, 2021. Net income for the six months ended June 30, 2022 and 2021 was $7.8 million and $177 thousand, respectively. As noted above, included in the $7.8 million was the $7.6 million gain on sale of MTI Instruments. Although there was a decline in sales in the six months ended June 30, 2022 due to the sale of MTI Instruments in April, the relative costs and administration expenses were in line with the six months ended June 30, 2021, as such the net income was relatively consistent.

Net Loss: Net loss for the three and six months ended June 30, 2022 was $6.6 million and $15.5 million, respectively, compared to net loss of approximately $1.2 million and $1.8 million for the three and six months ended June 30, 2021, respectively, primarily as a result of the factors noted above with the losses incurred in continued operations, as the Company continues to grow and build out their operations for the future.

Non-GAAP Measures

In addition to financial measures calculated in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), we also use “Adjusted EBITDA.” Adjusted EBITDA is a non-GAAP financial measure defined as net income (loss) from continuing operations before interest, taxes, depreciation and amortization (“EBITDA”) adjusted to eliminate the effects of certain non-cash, non-recurring items, that do not reflect our ongoing strategic business operations. Management believes that Adjusted EBITDA results in a performance measurement that represents a key indicator of the Company’s business operations of cryptocurrency mining.

We believe Adjusted EBITDA can be an important financial measure because it allows management, investors, and the Board to evaluate and compare our operating results, including our return on capital and operating efficiencies, from period-to-period by making such adjustments. Non-GAAP financial measures are subject to material limitations as they are not in accordance with, or a substitute for, measurements prepared in accordance with U.S. GAAP. For example, we expect that stock-based compensation costs, which is excluded from the non-GAAP financial measures, will continue to be a significant recurring expense over the coming years and is an important part of the compensation provided to certain employees, officers, and directors. Similarly, we expect that depreciation and amortization of fixed assets will continue to be a recurring expense over the term of the useful life of the assets.

Adjusted EBITDA is provided in addition to and should not be considered to be a substitute for, or superior to net income, the comparable measure calculated in accordance with U.S. GAAP. Further, Adjusted EBITDA should not be considered as an alternative to revenue growth, net income, diluted earnings per share or any other performance measure calculated in accordance with U.S. GAAP, or as an alternative to cash flow from operating activities as a measure of our liquidity. Adjusted EBITDA has limitations as an analytical tool, and you should not consider such measures either in isolation or as substitutes for analyzing our results as reported under U.S. GAAP.

Reconciliations of Adjusted EBITDA to net income from continuing operations, the most comparable U.S. GAAP financial metric, for historical periods are presented in the table below:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net loss from continuing operations	$(14,104)	$(1,391)	$(23,236)	$(2,017)
Interest expense (income), net	3,305	(4)	6,185	(7)
Income tax (benefit) expense	(251)	3	(797)	3
Depreciation and amortization	7,914	149	14,611	225
EBITDA	(3,136)	(1,243)	(3,237)	(1,796)

Adjustments: Non-cash items

Stock-based compensation costs	1,064	1,034	2,019	1,088
Loss on sale of fixed assets	1,618	—	1,618	—
Impairment on fixed assets	750	—	750	—
Adjustments: Non-recurring items
Exchange registration expenses	—	43	—	293
Adjusted EBITDA	$296	$(166)	$1,150	$(415)

Stock-based compensation costs included approximately $630 thousand and $1.4 million for the three and six months ended June 30, 2022 compared to approximately $130 thousand and $151 thousand for the three and six months ended June 30, 2021, respectively, related to grants of restricted stock units to members of the Board and employees, and approximately $360 thousand and $570 thousand for the three and six months ended June 30, 2022 compared to $870 thousand and $880 thousand for the three and six months ended June 30, 2021, respectively, related to grants of stock options. Stock-based compensation costs to consultants were $67 thousand for the six months ended June 30, 2022 compared to $49 thousand for the six months ended June 30, 2021, respectively.

The exchange registration expenses related to non-recurring expenses of approximately $30 thousand and $189 thousand for the three and six months ended June 30, 2021 associated with the Company’s reincorporation in Nevada in March 2021 and the related special meeting of stockholders we held on March 25, 2021 to approve the reincorporation and the adoption of the 2021 Stock Incentive Plan. In addition, the Company incurred approximately $13 thousand and $104 thousand for the three and six months ended June 30, 2021 in fees related to the initial listing of our common stock on Nasdaq and associated legal assistance in connection with our registration matters. There were no comparable exchange registration expenses related for the three and six months ended June 30, 2022.

Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Six Months Ended or As of	Six Months Ended or As of	Year Ended or As of
	June 30,	June 30,	December 31,
	2022	2021	2021
Cash	$4,626	$12,096	$10,258
Working capital	(9,689)	17,144	9,299
Net loss from continuing operations	(23,236)	(2,017)	(6,388)
Net income from discontinued operations	7,772	177	1,127
Net cash provided by operating activities	1,763	795	4,635
Net cash provided by operating activities- discontinued operations	328	301	917
Purchases of property, plant and equipment	(52,618)	(1,319)	(45,792)
Cash dividends distributed on preferred stock	(2,131)	—	(630)

The Company has historically incurred significant losses primarily due to our past efforts to fund direct methanol fuel cell product development and commercialization programs, and most recently with the Company’s operations in cryptocurrency mining. The Company had a consolidated accumulated deficit of approximately $138.5 million as of June 30, 2022. As of June 30, 2022, the Company had negative working capital of approximately $9.7 million, a line of credit outstanding of $1.0 million, $10.5 million outstanding in notes payable that may be converted to common stock, and received additional equipment financing for up to $14.6 million, of which $7.5 million was current. The Company had outstanding commitments as of June 30, 2022 related to SCI for $1.5 million in capital expenditures, approximately $1.8 million in cash provided by operating activities for continuing operations, and approximately $4.6 million of cash available to fund our operations.

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

As shown in the accompanying financial statements, the Company did not generate sufficient revenue to generate net income and has negative working capital as of June 30, 2022. In addition, the Company has seen a decline in the price of Bitcoin, which could have material and negative impacts to our operations. These factors, among others, may indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after issuance of the financial statements as of June 30, 2022, or August 15, 2022.

Further, various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and overall economic conditions. For instance, inflation could negatively impact the Company by increasing our labor costs, through higher wages and higher interest rates. If inflation or other factors were to significantly increase our business costs, our ability to develop our current projects may be negatively affected. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital in order to fund our operations. If our revenue estimates are off either in timing or amount, or if cash generated from operations is insufficient to satisfy the operational working capital and capital expenditure requirements, the Company plans to implement additional steps to ensure liquidity including, but not limited to, the deferral of planned capital spending and/or delaying existing or pending product development initiatives, or the Company may be required to obtain credit facilities or other loans, if available, to fund these initiatives. However, the Company is actively monitoring this situation and the possible effects on our financial condition, liquidity, operations, suppliers, and the industry.

Operating Activities

Net cash provided by operating activities from continuing operations was approximately $1.8 million during the six months ended June 30, 2022. Cash was provided from operations by a net loss from continuing operations of $23.2 million, less non-cash items of $23.6 million, consisting primarily of $14.6 million of amortization and depreciation expense for the year for the intangible asset acquired in 2021 and significant additions in fixed assets, approximately $2.0 million in stock-based compensation expense, $1.6 million in loss on sale of fixed assets, $750 thousand for impairment on fixed assets, and $5.4 million for amortization on deferred financing costs and discount on notes payables issued during the year, offset with $797 thousand in deferred income tax benefits. The change in asset and liabilities of $1.3 million consisted primarily of an increase in accounts payable of $1.9 million offset by $393 thousand of increases in prepaids and other assets (excluding proceed receivable from the sale of MTI Instruments of approximately $205 thousand) and $157 thousand in accounts receivable.

Net cash provided by operating activities from continuing operations was $795 thousand during the six months ended June 30, 2021. Cash was consumed from operations by a net loss of $2.0 million, less $225 thousand of depreciation, $1.0 million of stock-based compensation expense, and $76 thousand for amortization of the Company’s operating lease assets. The change in assets and liabilities of $1.4 million was mainly due to increases in the year of accounts payable and accrued liabilities of $1.8 million, offset with an increase in prepaid expenses and other current assets of $371 thousand.

Net cash provided by operating activities from discontinued operations was $328 thousand during the six months ended June 30, 2022 compared to $301 thousand for the six months ended June 30, 2021, respectively. The relative changes in assets and liabilities were comparable between the two periods.

Investing Activities

Net cash used in investing activities from continuing operations during the six months ended June 30, 2022 was approximately $50.6 million compared to $7.5 million for the six months ended June 30, 2021. For the six months ended June 30, 2022, we had $52.6 million worth of capital expenditures, a net change in deposits on equipment of $1.6 million, and $465 thousand in proceeds from the sale of equipment. For the six months ended June 30, 2021, we had $1.3 million in capital expenditures and $6.1 million net change in deposits on equipment.

Net cash provided by investing activities from discontinued operations during the six months ended June 30, 2022 was approximately $9.0 million compared to net cash used in investing activities from discontinued operations of $17 thousand during the six months ended June 30, 2021. The change represented the net cash proceeds from the sale of MTI Instruments of $9.0 million for the six months ended June 30, 2022.

Financing Activities

Net cash provided by financing activities was approximately $33.9 million during the six months ended June 30, 2022, which consisted primarily of $9.8 million in net proceeds from the sale of Series A Preferred Stock and $25.4 million in net proceeds from notes and short term debt issuances. Proceeds of $779 thousand were also received in relation to common stock warrant exercises. During the six months ended June 30, 2022, the Company made cash dividend payments of approximately $2.1 million to holders of its Series A Preferred Stock. During the six months ended June 30, 2021, the Company’s net cash provided by financing activities of $15.8 million consisted primarily of net proceeds from a common stock capital raise.

On June 9, 2022, we entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with Univest Securities, LLC (“Univest”) pursuant to which we may sell, at our option, up to an aggregate of $10 million in shares of Series A Preferred Stock, with a $25.00 liquidation preference per share (the “Shares”) through Univest, as sales agent. Sales of the Shares made pursuant to the Sales Agreement, if any, will be made under the Company’s previously filed and currently effective shelf Registration Statement on Form S-3. Prior to any sales under the Sales Agreement, the Company will deliver a placement notice to Univest that will set the parameters for such sale of Shares, including the number of Shares to be sold, the time period during which sales are requested to be made, any limitation on the number of Shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, Univest may sell the Shares, if any, only by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act, including, without limitation, sales made directly through the Nasdaq or any other trading market on which the Shares are listed or quoted or to or through a market maker. In addition, subject to the terms and conditions of the Sales Agreement, with the Company’s prior written consent, Univest may also sell Shares by any other method permitted by law, or as may be required by the rules and regulations of Nasdaq or such other trading market on which the Company’s common stock is listed or quoted, including, but not limited to, in negotiated transactions. Univest will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the Shares in accordance with the terms of the Sales Agreement and any applicable placement notice. The Company cannot provide any assurances that Univest will sell any Shares pursuant to the Sales Agreement. No Shares have been sold pursuant to the Sales Agreement to date.

Debt

On September 13, 2021, the Company entered into a $1.0 million unsecured line of credit with KeyBank National Association, that, among other things, allows the Company to request loans and to use the proceeds of such loans for working capital and other general corporate purposes. The line of credit may be drawn at the discretion of the Company and bears interest at a rate of prime +.75% per annum. Accrued interest is due monthly, and principal is due in full following the lender’s demand. As of June 30, 2022, the entire line of credit of $1.0 million was drawn and outstanding.

On October 25, 2021, the Company issued to certain institution investors secured convertible notes in the aggregate principal amount of approximately $16.3 million for an aggregate purchase price of $15.0 million. The notes are convertible, subject to certain conditions, at any time at the option of the investors, into an aggregate of 1,776,073 shares of the Company’s common stock. As discussed further in Note 17, Subsequent Events of our consolidated financial statements, on July 19, 2022, the Company entered into an addendum with the investors to amend the terms of the remaining balance of approximately $13 million of convertible notes. The notes will restrike the conversion price up to 3 times at a 20% discount to the 5-day VWAP. The notes currently have a fixed conversion price of $9.18. See Note 17, Subsequent Events of our consolidated financial statements for additional information on the addendum.

On January 14, 2022, the Company effected an initial drawdown under the Master Equipment Finance Agreement with NYDIG in the aggregate principal amount of approximately $4.6 million that bore interest at 14% and will be repaid over 24 months. On January 26, 2022, the Company had a subsequent drawdown of $9.6 million.

On May 3, 2022, SCI entered into the Contribution Agreement with Spring Lane, pursuant to which Spring Lane agreed, pursuant to the terms and conditions of such agreement, to the Spring Lane Commitment. We anticipate that these capital contributions, once deployed into the projects, will help develop three behind-the-meter (BTM) projects designed to convert wasted renewable energy into clean computing services such as bitcoin mining and artificial intelligence. The Contribution Agreement outlines the framework for the Spring Lane Commitment; however, neither we nor Spring Lane are obligated to complete any projects under such agreement and any actual capital contributions are subject to various conditions precedent, including the receipt of requisite lender and other consents, acceptance by Spring Lane of specific projects and negotiations of agreements regarding those projects, including milestones and structure. In partial consideration of the amendment to the October notes discussed above, the investors agreed to release certain collateral covered by their security agreement to permit the Company to proceed forward with the initial phase of the development site in Texas, which we expect to be partially funded by Spring Lane, which the Company expects to complete in the near future. On August 5, 2022, the Company entered into the Dorothy Contribution Agreement with Spring Lane for an initial funding of up to $12.5 million for the Company’s development site in Texas. See Note 17. Subsequent Events of our consolidated financial statements for additional information regarding these transactions.

The COVID-19 Pandemic and Related Economic Conditions

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

Further, various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and overall economic conditions. For instance, inflation could negatively impact the Company by increasing our labor costs, through higher wages and higher interest rates. If inflation or other factors were to significantly increase our business costs, our ability to develop our current projects may be negatively affected. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital in order to fund our operations.

Critical Accounting Policies and Significant Judgments and Estimates

The above discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 2, Accounting Policies, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2021 includes a summary of our most significant accounting policies. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, income taxes, fair value measurements, and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Periodically, our management reviews our critical accounting estimates with the Audit Committee of the Board.

Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. Any statements contained in this Form 10-Q that are not statements of historical fact may be forward-looking statements. When we use the words “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” “should,” “could,” “may,” “will” and similar words or phrases, we are identifying forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding:

●	management’s strategy and planned initiatives, including anticipated growth;

●	our ability to continue as a going concern;

●	conditions in the energy or cryptocurrency industries;

●	future capital expenditures and spending on research and development;

●	our ability to develop and utilize new products and technologies that address the needs of our customers;

●	our realization of income tax benefits in future years;

●	expected funding of future cash expenditures;

●	our expectations with respect to pending legal proceedings;

●	our expected operations and any adverse impacts on our business, operating results and financial condition;

●	failure of our strategic alliances to achieve their objectives or perform as contemplated and the risk of cancellation or early termination of such alliance by either party;

●	our expectations regarding increases in certain general and administrative expenses;

●	potential dispositions or acquisitions;

●	our issuance of additional preferred equity or debt securities, particularly in connection with growth or acquisition activities;

●	the expected impact of pending accounting updates;

●	general economic conditions and the uncertainty of the U.S. and global economy, particularly in light of the continuing COVID-19 pandemic, the impact of recent inflation in the U.S. and the impacts of the pandemic, and the foreign and domestic government sanctions imposed on Russia as a result of their recent invasion of Ukraine;

●	anticipated cryptocurrency mining facility plans and operations;

●	fluctuating valuations of cryptocurrency; and

●	other factors discussed under the heading “Risk Factors” in this report and in our Annual Report.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2022, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II, Item 1A (Risk Factors) of our Annual Report sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Except to the extent that information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters described in Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations – Statement Concerning Forward Looking Statements) and as set forth below, there have been no material changes to our risk factors disclosed in our Annual Report. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results, however, and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.

There is substantial doubt about our ability to continue as a going concern.

As shown in the accompanying financial statements as of June 30, 2022, the Company did not generate sufficient revenue to generate net income, and has negative working capital as of June 30, 2022. In addition, the Company has seen a decline in the price of Bitcoin due its volatility, which could have material and negative impact to our operations. These factors, among others including, but not limited to the changes in inflation, interest rates and overall economic conditions, may indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after issuance of the financial statements for the three months ended June 30, 2022, or August 15, 2022. If we are unable to meet our financial obligations, we could be forced to restructure or refinance, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to delay or scale down some or all of our development activities or perhaps even cease the operation of our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2021).
3.2	Articles of Merger filed with the Secretary of State of Nevada on March 29, 2021 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2021).
3.3	Certificate of Merger filed with the Department of State of New York on March 29, 2021 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2021).
3.4	Certificate of Amendment filed with the Secretary of State of Nevada dated June 9, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2021).
3.5	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on November 2, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2021).
4.1	Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock filed with the Secretary of State of the State of Nevada on August 18, 2021 (Incorporated by reference to the Company’s Form 8-A, filed with the SEC on August 19, 2021).
4.2	Form of 9.0% Series A Cumulative Perpetual Preferred Stock Certificate (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2021).
4.3	Certificate of Amendment to Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock, filed with the Secretary of State of the State of Nevada on December 22, 2021 (Incorporated by reference to the Company’s Form 8-K Report filed with the SEC on December 29, 2021).
4.4	Certificate of Amendment to Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock, filed with the Secretary of State of the State of Nevada on April 21, 2022 (Incorporated by reference to the Company’s Form 8-K Report filed with the SEC on April 27, 2022).
4.5	Form of Underwriter’s Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2022).
4.6	Form of Class D Common Stock Purchase Warrants (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022).
4.7	Certificate of Designation of Series B Convertible Preferred Stock, filed with the Secretary of State of the State of Nevada on December 22, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2022).
4.8	Form of Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2022).
10.1	Stock Purchase Agreement, dated as of April 11, 2022, by and between Soluna Holdings, Inc. and NKX Acquiror, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K Report filed with the SEC on April 15, 2022).
10.2	Form of Subscription Agreement (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 29, 2022).
10.3	Consent and Waiver Agreement, dated January 13, 2022, by and among the Company and the purchasers signatory to the Securities Purchase Agreement, dated as of October 20, 2021(Incorporated by reference to the Company’s Current Report on Form 8-K Report filed with the SEC on Janurary 18, 2022).
10.4	Form of Note by and between Soluna Holdings, Inc. and certain institutional lenders (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2022).

10.5	Employment Agreement, by and between Soluna Holdings, Inc. and Philip F. Patman, Jr, dated as of July 29, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K Report filed with the SEC on August 3, 2022).
10.6	Second Amended And Restated 2021 Stock Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2022).
10.7	Form of Option Agreement for the Second Amended And Restated 2021 Stock Incentive Plan.
10.8	Form of Restricted Stock Agreement for the Second Amended And Restated 2021 Stock Incentive Plan.
10.9	Form of Restricted Stock Unit Agreement for the Second Amended And Restated 2021 Stock Incentive Plan.
10.10	Form of Addendum by and between the Company, Collateral Agent, and each purchaser identified on Schedule A hereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2022).
10.11	Form of Securities Purchase Agreement by and among the Company and the purchasers signatory thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2022).
10.12	Form of Leak-Out Agreement by and between the Company and the signatory thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2022).
10.13	At-the-Market Issuance Sales Agreement, dated June 9, 2022, by and between the Company and the Univest Securities, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2022).
10.14	Contribution Agreement by and between Soluna Holdings, Inc., Soluna SLC Fund I Projects Holdco, LLC, Soluna DV Devco, LLC, and Soluna DVSL ComputeCo, LLC, dated as of August 5, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2022).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

All other exhibits for which no other filing information is given are filed herewith.

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text and including detailed tags: (i) Condensed Consolidated Balance Sheets at June 30, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2022 and 2021; and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Soluna Holdings, Inc.

Date: August 15, 2022	By:	/s/ Michael Toporek
Michael Toporek Chief Executive Officer

	By:	/s/ Jessica L. Thomas
Jessica L. Thomas Chief Financial Officer