Form 10-Q
period 2022-09-30
Soluna Holdings, Inc
filed 2022-11-14
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 9, 2022, the Registrant had 17,535,662 shares of common stock outstanding.

SOLUNA HOLDINGS, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION	2

Item 1. Financial Statements	2

Condensed Consolidated Balance Sheets As of September 30, 2022 (Unaudited) and December 31, 2021	2

Condensed Consolidated Statements of Operations (Unaudited) For the Three and Nine Months Ended September 30, 2022 and 2021	3

Condensed Consolidated Statements of Changes in Equity For the Year Ended December 31, 2021 and the Three and Nine Months Ended September 30, 2022 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2022 and 2021	6

Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3. Quantitative and Qualitative Disclosures About Market Risk	40

Item 4. Controls and Procedures	40

PART II. OTHER INFORMATION	41

Item 1. Legal Proceedings	41

Item 1A. Risk Factors	41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3. Defaults Upon Senior Securities	48

Item 4. Mine Safety Disclosures	48

Item 5. Other Information	48

Item 6. Exhibits	48

SIGNATURES	50

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Soluna Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of September 30, 2022 (Unaudited) and December 31, 2021

(Dollars in thousands, except per share)

	September 30,	December 31,
	2022	2021
Assets
Current Assets:
Cash	$1,083	$10,258
Accounts receivable	2,029	531
Prepaid expenses and other current assets	1,621	977
Deposits on equipment	1,175	10,188
Current assets associated with discontinued operations	—	3,028
Total Current Assets	5,908	24,982
Other assets	1,190	1,121
Equity investment	—	750
Property, plant and equipment, net	63,511	44,597
Intangible assets, net	38,842	45,839
Operating lease right-of-use assets	282	405
Total Assets	$109,733	$117,694

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,843	$2,958
Accrued liabilities	2,477	2,859
Line of credit	650	1,000
Notes payable	13,281	7,121
Current portion of debt	6,462	—
Deferred revenue	434	316
Operating lease liability	186	184
Income taxes payable	2	2
Current liabilities associated with discontinued operations	—	1,243
Total Current Liabilities	27,335	15,683

Other liabilities	201	509
Long term debt	3,841	—
Operating lease liability	109	237
Deferred tax liability, net	8,929	10,277
Total Liabilities	40,415	26,706

Commitments and Contingencies (Note 10)

Stockholders’ Equity:
9.0% Series A Cumulative Perpetual Preferred Stock, par value $0.001 per share, $25.00 liquidation preference; authorized 6,040,000; 3,061,245 shares issued and outstanding as of September 30, 2022 and 1,252,299 shares issued and outstanding as of December 31, 2021	3	1
Series B Preferred Stock, par value $0.0001 per share, authorized 187,500; 62,500 shares issued and outstanding as of September 30, 2022 and 0 shares issued and outstanding as of December 31, 2021	—	—
Common stock, par value $0.001 per share, authorized 75,000,000; 16,413,584 shares issued and 15,395,068 shares issued and outstanding as of September 30, 2022 and 14,769,699 shares issued and 13,754,206 shares issued and outstanding as of December 31, 2021	16	15
Additional paid-in capital	273,484	227,790
Accumulated deficit	(194,409)	(123,054)
Common stock in treasury, at cost, 1,018,516 shares at September 30, 2022 and 1,015,493 shares at December 31, 2021	(13,798)	(13,764)
Total Soluna Holdings, Inc. Stockholders’ Equity	65,296	90,988
Non-Controlling Interest	4,022	—
Total Stockholders’ Equity	69,318	90,988
Total Liabilities and Stockholders’ Equity	$109,733	$117,694

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Nine Months Ended September 30, 2022 and 2021

(Dollars in thousands, except per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021

Cryptocurrency mining revenue	$5,387	$2,018	$20,696	$4,670
Data hosting revenue	985	1,106	3,668	1,106
Total revenue	6,372	3,124	24,364	5,776
Operating costs:
Cost of cryptocurrency mining revenue, exclusive of depreciation	4,100	623	11,092	1,272
Depreciation costs associated with cryptocurrency mining	6,010	156	15,872	380
Total cost of cryptocurrency mining revenue	10,110	779	26,964	1,652
Cost of data hosting revenue	1,078	964	3,192	964
Operating expenses:
General and administrative expenses, exclusive of depreciation and amortization	5,686	2,316	15,441	6,118
Depreciation and amortization associated with general and administrative expenses	2,378	1	7,127	1
Total general and administrative expenses	8,064	2,317	22,568	6,119
Impairment on equity investment	750		750
Impairment on fixed assets	28,086	-	28,836	-
Operating loss	(41,716)	(936)	(57,946)	(2,959)
Interest expense	(1,671)	-	(7,856)	-
Loss on debt extinguishment and revaluation	(12,317)	-	(12,317)	-
Loss on sale of fixed assets	(988)	-	(2,606)	-
Other income, net	2	3	2	10
Loss before income taxes from continuing operations	(56,690)	(933)	(80,723)	(2,949)
Income tax benefit (expense) from continuing operations	547	-	1,344	(3)
Net loss from continuing operations	(56,143)	(933)	(79,379)	(2,952)
(Loss) Income before income taxes from discontinued operations (including (loss) gain on sale of MTI Instruments of $(21) and $7,581 for three and nine months ended September 30, 2022)	(21)	323	7,681	500
Income tax benefit from discontinued operations	-	-	70	-
Net (loss) income from discontinued operations	(21)	323	7,751	500
Consolidated net loss	(56,164)	(610)	(71,628)	(2,452)
(Less) Net loss attributable to non-controlling interest	272	-	272	-
Net loss attributable to Soluna Holdings, Inc.	$(55,892)	$(610)	$(71,356)	$(2,452)

Basic and Diluted (loss) earnings per common share:
Net loss from continuing operations per share (Basic & Diluted)	$(3.94)	$(0.09)	$(5.74)	$(0.27)
Net income from discontinued operations per share (Basic & Diluted)	$-	$0.03	$0.53	$0.04
Basic & Diluted loss per share	$(3.94)	$(0.06)	$(5.21)	$(0.23)

Weighted average shares outstanding (Basic and Diluted)	14,698,013	12,702,393	14,494,356	11,413,678

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Year Ended December 31, 2021

(Dollars in thousands, except per share)

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Equity
December 31, 2020	—	$—	10,750,100	$11	$137,462	$(117,793)	1,015,493	$(13,764)	$5,916

Net loss	—	—	—	—	—	(666)	—	—	(666)

Stock-based compensation	—	—	—	—	34	—	—	—	34

Issuance of shares – option exercises	—	—	77,250	—	62	—	—	—	62

Issuance of shares – restricted stock	—	—	57,500	—	49	—	—	—	49

March 31, 2021	—	$—	10,884,850	$11	$137,607	$(118,459)	1,015,493	$(13,764)	$5,395

Net loss	—	—	—	—	—	(1,174)	—	—	(1,174)

Stock-based compensation	—	—	—	—	1,005	—	—	—	1,005

Issuance of shares – stock offering	—	—	2,782,258	3	15,400	—	—	—	15,403

Issuance of shares – option exercises	—	—	27,650	—	21	—	—	—	21

Issuance of shares – restricted stock	—	—	20,405	—	207	—	—	—	207

June 30, 2021	—	$—	13,715,163	$14	$154,240	$(119,633)	1,015,493	$(13,764)	$20,857

Net loss	—	—	—	—	—	(610)	—	—	(610)

Preferred dividends	—	—	—	—	(176)	—	—	—	(176)

Stock-based compensation	—	—	—	—	334	—	—	—	334

Issuance of shares – preferred offering	806,585	1	—	—	18,297	—	—	—	18,298

Issuance of shares – option exercises	—	—	16,500	—	18	—	—	—	18

Issuance of shares – warrant exercises	—	—	1,050	—	9	—	—	—	9

September 30, 2021	806,585	$1	13,732,713	$14	$172,722	$(120,243)	1,015,493	$(13,764)	$38,730

Net loss	—	—	—	—	—	(2,811)	—	—	(2,811)

Preferred dividends	—	—	—	—	(454)	—	—	—	(454)

Stock-based compensation	—	—	—	—	648	—	—	—	648

Issuance of shares – preferred offering	445,714	—	—	—	6,759	—	—	—	6,759

Issuance of shares – option exercises	—	—	2,000	—	1	—	—	—	1

Issuance of shares- restricted stock	—	—	154,426	—	—	—	—	—	—

Issuance of shares- Notes conversion	—	—	150,000	—	1,377	—	—	—	1,377

Issuance of shares- termination shares	—	—	150,000	—	1,917	—	—	—	1,917

Warrants issued in relation to debt financing	—	—	—	—	7,037	—	—	—	7,037

Share consideration of asset acquisition	—	—	—	—	33,000	—	—	—	33,000

Issuance of shares – warrant exercises	—	—	580,560	1	4,783	—	—	—	4,784

December 31, 2021	1,252,299	$1	14,769,699	$15	$227,790	$(123,054)	1,015,493	$(13,764)	$90,988

Soluna Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Three and Nine Months Ended September 30, 2022 (Unaudited)

(Dollars in thousands, except per share)

	Preferred Stock				Common Stock				Treasury Stock
	Series A Shares	Amount	Series B Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Non-Controlling Interest	Total Stockholders’ Equity
December 31, 2021	1,252,299	$1	—	—	14,769,699	$15	$227,790	$(123,054)	1,015,493	$(13,764)	—	$90,988

Net loss	—	—	—	—	—	—	—	(8,906)	—	—	—	(8,906)

Preferred dividends distribution	—	—	—	—	—	—	-749	—	—	—	—	(749)

Stock-based compensation	—	—	—	—	—	—	955	—	—	—	—	955

Issuance of shares – preferred offering	66,857	—	—	—	—	—	957	—	—	—	—	957

Restricted stock units vested	—	—	—	—	14,301	—	—	—	—	—	—	—

Issuance of shares – warrant exercises	—	—	—	—	89,500	—	738	—	—	—	—	738

Issuance of shares- Notes conversion	—	—	—	—	146,165	—	1,342	—	—	—	—	1,342

Warrants issued in relation to debt financing	—	—	—	—	—	—	2,257	—	—	—	—	2,257

March 31, 2022	1,319,156	$1	—	$—	15,019,665	$15	$233,290	$(131,960)	1,015,493	$(13,764)	$—	$87,582

Net loss	—	—	—	—	—	—	—	(6,557)	—	—	—	(6,557)

Preferred dividends distribution	—	—	—	—	—	—	-1,382	—	—	—	—	(1,382)

Stock-based compensation	—	—	—	—	—	—	1,064	—	—	—	—	1,064

Issuance of shares – option exercises	—	—	—	—	91,050	—	77	—	—	—	—	77

Issuance of shares – preferred offering	599,232	1	—	—	—	—	8,796	—	—	—	—	8,797

Issuance of shares-restricted stock	—	—	—	—	3,250	—	23	—	—	—	—	23

Restricted stock units vested	—	—	—	—	3,696	—	—	—	—	—	—	—

Issuance of shares – warrant exercises	—	—	—	—	5,000	—	41	—	—	—	—	41

Promissory note conversion to preferred shares	1,142,857	1	—	—	—	—	13,894	—	—	—	—	13,895

Warrants issued in relation to debt financing	—	—	—	—	—	—	3,060	—	—	—	—	3,060

Treasury Shares conversion	—	—	—	—	—	—	—	—	3,023	(34)	—	(34)

June 30, 2022	3,061,245	$3	—	$—	15,122,661	$15	$258,863	$(138,517)	1,018,516	$(13,798)	$—	$106,566

Net loss	—	—	—	—	—	—	—	(55,892)	——	—	(272)	(56,164)

Preferred dividends distribution	—	—	—	—	—	—	(1,722)	—	—	—	—	(1,722)

Stock-based compensation	—	—	—	—	—	—	879	—	—	—	—	879

Issuance of shares – option exercises	—	—	—	—	86,375	—	76	—	—	—	—	76

Issuance of shares – preferred offering	—	—	62,500	—	—	—	4,994	—	—	—	—	4,994

Issuance of shares-restricted stock	—	—	—	—	3,250	—	11	—	—	—	—	11

Restricted stock units vested	—	—	—	—	921	—	—	—	—	—	—	—

Surrender of warrants for common shares	—	—	—	—	726,576	1	(347)	—	—	—	—	(346)

Issuance of shares- notes conversion	—	—	—	—	293,350	—	1,099	—	—	—	—	1,099

Warrants and valuation issued in relation to debt financing	—	—	—	—	—	—	9,631	—	—	—	—	9,631

Issuance of common shares in relation to preferred offering	—	—	—	—	180,451	—	—	—	—	—	—	—

Contribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	4,294	4,294

September 30, 2022	3,061,245	$3	62,500	$—	16,413,584	$16	$273,484	$(194,409)	1,018,516	$(13,798)	$4,022	$69,318

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2022 and 2021

(Dollars in thousands)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net loss	$(71,628)	$(2,452)
Net income from discontinued operations (including gain on sale of MTI Instruments of $7,581 for the nine months ended September 30, 2022)	(7,751)	(500)
Net loss from continuing operations	(79,379)	(2,952)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	22,999	381
Stock-based compensation	2,747	1,373
Consultant stock compensation	121	49
Deferred income taxes	(1,344)	-
Impairment on fixed assets	28,836	-
Amortization of operating lease asset	151	121
Impairment on equity investment	750	-
Loss on debt extinguishment and revaluation	12,317	-
Amortization on deferred financing costs and discount on notes	6,630	-
Loss (gain) on sale of fixed assets	2,606	(6)
Changes in operating assets and liabilities:
Accounts receivable	(1,498)	(108)
Prepaid expenses and other current assets	(154)	(628)
Other long-term assets	(69)	(754)
Accounts payable	884	3,590
Deferred revenue	118	183
Operating lease liabilities	(148)	(111)
Other liabilities	(306)	306
Accrued liabilities	(382)	937
Net cash (used in) provided by operating activities	(5,121)	2,381
Net cash provided by operating activities- discontinued operations	369	496
Investing Activities
Purchases of equipment	(61,867)	(17,632)
Purchases of intangible assets	(114)	-
Proceeds from disposal on equipment	2,525	-
Deposits of equipment, net	6,441	(5,656)
Net cash used in investing activities	(53,015)	(23,288)
Net cash provided by (used in) investing activities- discontinued operations	9,004	(37)
Financing Activities
Proceeds from preferred offering	16,658	20,165
Proceeds from common stock offering	-	17,250
Proceeds from notes and debt issuance	29,736	-
Costs of preferred offering	(1,910)	(1,867)
Costs of common stock offering	-	(1,847)
Costs of notes and short term debt issuance	(6,269)	-
Cash dividend distribution on preferred stock	(3,852)	(176)
Contributions from non-controlling interest	4,293	-
Proceeds from stock option exercises	153	101
Proceeds from common stock warrant exercises	779	9
Net cash provided by financing activities	39,588	33,635

(Decrease) increase in cash-continuing operations	(18,548)	12,728
Increase in cash- discontinued operations	9,373	459
Cash – beginning of period	10,258	2,630
Cash – end of period	$1,083	$15,817

Supplemental Disclosure of Cash Flow Information
Noncash equipment financing	4,620	-
Interest paid on NYDIG loans	1,148	-
Proceed receivable from sale of MTI Instruments	205	-
Notes converted to common stock	2,441	-
Warrant consideration in relation to promissory notes and convertible notes	14,602	-
Promissory note conversion to preferred shares	15,236	-
Noncash proceed on sale of equipment	290	-
Purchase of miner equipment using restricted stock	-	(207)
Registration fees in prepaids and accounts payable	-	(8)

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

SCI was incorporated in Delaware on January 8, 2020 as EcoChain, Inc., which operates a cryptocurrency mining facility that integrates with the cryptocurrency blockchain network. Through the October 2021 acquisition by EcoChain, Inc. of an entity at the time named Soluna Computing, Inc., SCI also has a pipeline of certain cryptocurrency mining projects previously owned by Harmattan Energy, Ltd. (“HEL”) (formerly known as Soluna Technologies, Ltd.), a Canadian corporation incorporated under the laws of the Province of British Colombia that develops vertically-integrated, utility-scale computing facilities focused on cryptocurrency mining (“prop mining”) and cutting-edge blockchain applications. Following such acquisition, on November 15, 2021, SCI completed its conversion and redomicile to Nevada and changed its name from “EcoChain, Inc.” to “Soluna Computing, Inc.”. The following day, the acquired entity, Soluna Computing, Inc., changed its name to “Soluna Callisto Holdings Inc.” (“Soluna Callisto”). We earn revenue from this business as the mined cryptocurrencies are converted into U.S. dollars. SCI has also began mining operations in fiscal year 2021 in Murray, Kentucky and Calvert City, Kentucky. The mining facility in Calvert City currently performs hosting services and prop mining in which 10 megawatts is used for hosting services and 10 megawatts is used for prop mining. The mining facility in Murray, Kentucky operates fully on prop mining with a capacity of 25 megawatts. On September 17, 2022, SCI sold specified assets consisting mainly of mining equipment and other general equipment items to a buyer at its Wenatchee, Washington location. In addition, SCI entered into a management and hosting services agreement with the buyer to host several mining equipment now owned by the buyer. We have a development site in Texas (“Project Dorothy”) for a potential of up to 100 megawatts to be built at a wind farm with initial energization of 50 megawatts anticipated to begin in the first quarter of 2023, subject to Electric Reliability Council of Texas (“ERCOT”) approval and with ramp up likely to continue in fiscal year 2023.

Until the Sale (as defined below), we also operated though our wholly owned subsidiary, MTI Instruments, an instruments business engaged in the design, manufacture and sale of vibration measurement and system balancing solutions, precision linear displacement sensors, instruments and system solutions, and wafer inspection tools. MTI Instruments was incorporated in New York on March 8, 2000. MTI Instruments’ products consisted of engine vibration analysis systems for both military and commercial aircraft and electronic gauging instruments for position, displacement and vibration application within the industrial manufacturing markets, as well as in the research, design and process development markets. These systems, tools and solutions were developed for markets and applications that require consistent operation of complex machinery and the precise measurements and control of products, processes, and the development and implementation of automated manufacturing and assembly. On December 17, 2021, we announced that we had entered into a non-binding letter of intent with a potential buyer (the “Buyer”) regarding the potential sale of MTI Instruments (the “LOI”) to an unrelated third party. Pursuant to the LOI, the Buyer would acquire 100% of the issued and outstanding common stock of MTI Instruments. As a result of the foregoing, the MTI Instruments business was reported as discontinued operations in our consolidated financial statements as of December 31, 2021 and prior periods included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022 (the “Annual Report”), as well as in these consolidated financial statements as of September 30, 2022 and prior periods. On April 11, 2022, we consummated the Sale, MTI Instruments ceased to be our wholly-owned subsidiary and, as a result, we have exited the instruments business. See Note 14 for additional information on the Sale.

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

On April 11, 2022, SHI entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with NKX Acquiror, Inc. (the “Purchaser”), pursuant to which the Company sold on such date all of the issued and outstanding shares of capital stock of its wholly-owned subsidiary, MTI Instruments, for approximately $9.25 million in cash, subject to certain adjustments as set forth in the Stock Purchase Agreement (the “Sale”). The consideration paid by the Purchaser to the Company was based on an aggregate enterprise value of approximately $10.75 million. The Company recognized a gain on sale of approximately $7.6 million.

Going Concern and Liquidity

The Company’s financial statements as of September 30, 2022 have been prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company did not generate sufficient revenue to generate net income, and has negative working capital as of September 30, 2022. In addition, the Company has seen a decline in the price of Bitcoin due its volatility, which could have a material and negative impact to our operations. These factors, among others indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after issuance of these financial statements as of September 30, 2022, or November 14, 2022.

The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or obtaining the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. In the near term, management is evaluating and implementing different strategies to obtain financing to fund the Company’s expenses and growth to achieve a level of revenue adequate to support the Company’s current cost structure. Financing strategies may include, but are not limited to, stock issuances, project level equity, debt borrowings, partnerships and/or collaborations. If the Company is unable to meet its financial obligations, it could be forced to restructure or refinance, seek additional equity capital or sell its assets. The Company might then be unable to obtain such financing or capital or sell its assets on satisfactory terms. There can be no assurance that additional financing will be available to the Company when needed or, if available, that it can be obtained on commercially reasonable terms. If the Company is not able to obtain the additional financing on a timely basis, if and when it is needed, it will be forced to delay or scale down some or all of its development activities or perhaps even cease the operation of its business.

In addition, as discussed above and further in Notes 14, and 15, the Company sold the MTI Instruments business in April 2022 to focus on developing and monetizing green, zero-carbon computing and cryptocurrency mining facilities. The Company received approximately $9.0 million in cash, net of transaction costs, from the Sale.

To further implement management’s strategy, the Company entered into transactions to (i) recapitalize and negotiate revised terms with senior secured lenders, which released collateral (thus enabling execution of the project financing strategy), (ii) provide a means for Noteholders (as defined in Note 8) to reduce the Company’s debt through the equity markets, including by entering into the Addendum and Addendum Amendment (as defined in Note 8), which was intended to allow the Company to convert up to $3.3 million notes into common stock and redeem up to $6.6 million of notes payable, and (iii) issue and sell $5.0 million in a new series of preferred stock. In addition, in May 2022, SCI entered into a structural understanding with Soluna SLC Fund I Projects Holdco LLC (“Spring Lane”), a Delaware limited liability company, pursuant to which Spring Lane agreed to provide up to $35.0 million in project financing subject to various milestones and conditions precedent; following the recapitalization and restructuring discussed above, and in August 2022, the Company entered into an agreement with Spring Lane for an initial funding of up to $12.5 million from the previously agreed-upon $35.0 million commitment from Spring Lane for Project Dorothy. As of September 30, 2022, the Company has received $4.3 million worth of contributions from Spring Lane. Although we are currently in discussions with NYDIG to potentially modify the repayment schedule under the NYDIG Facility, for the months of September 2022 and October 2022, the Company received a waiver to make interest-only payments which has delayed the Company’s future monthly principal and interest payments by two months, there is no assurance that the Company will be able to modify the repayment schedule under the NYDIG facility for future payments. In October 2022, the Company issued a convertible promissory note to Spring Lane (the “Spring Lane Note”) with an aggregate principal amount of $850 thousand. Upon closing of the October 2022 Offering (as defined herein), the Company issued to Spring Lane an aggregate of 593,065 shares of common stock upon the automatic conversion of the Spring Lane Note, equal to the aggregate principal amount of $850,000 and accrued and unpaid interest thereon at the same price per share as the October 2022 Offering. See Note 18.

In addition to the proceeds from the foregoing transactions and together with the Company’s cash on hand of approximately $1.1 million as of September 30, 2022 the Company will need additional capital raising activities, to meet its outstanding commitments relating to capital expenditures as of September 30, 2022 of $0.9 million and other operational needs, and management continues to evaluate different strategies to obtain financing to fund operations. However, management cannot provide any assurances that the Company will be successful in accomplishing additional financing or any of its other plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The COVID-19 global pandemic has been unprecedented and unpredictable, and the impact is likely to continue to result in significant national and global economic disruption, which may adversely affect our business. Although the Company has experienced some minor changes to our miner shipments due to disruptions in the global supply chain, the Company does not expect any material impact on our long-term strategic plans, our operations, or our liquidity due to the impacts of COVID-19. Further, various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and overall economic conditions. For instance, inflation could negatively impact the Company by increasing our labor costs, through higher wages and higher interest rates. If inflation or other factors were to significantly increase our business costs, our ability to develop our current projects may be negatively affected. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital in order to fund our operations. However, the Company is actively monitoring this situation and the possible effects on our financial condition, liquidity, operations, suppliers, and the industry.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2021 has been derived from the Company’s audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2022 and September 30, 2021.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary, SCI, as of September 30, 2022 and for the three and nine months ended September 30, 2022 and 2021, also include the accounts of our then wholly-owned subsidiary, MTI Instruments. All intercompany balances and transactions are eliminated in consolidation.

Variable Interest Entities

Variable Interest Entities (“VIEs”) are entities that, by design, either (i) lack sufficient equity to permit the entity to finance its activities independently, or (ii) have equity holders that do not have the power to direct the activities of the entity that most significantly impact its economic performance, the obligation to absorb the entity’s expected losses, or the right to receive the entity’s expected residual returns. The Company consolidates a VIE when it is the primary beneficiary, which is the party that has both (i) the power to direct the activities that most significantly impact the VIE’s economic performance and (ii) through its interests in the VIE, the obligation to absorb expected losses or the right to receive expected benefits from the VIE that could potentially be significant to the VIE.

The Company consolidates the accounts of Soluna DVSL ComputeCo, LLC (“DVSL”), a VIE, in which the Company holds a 67.8% equity interest, and which was created in order to construct, own, operate and maintain multi-purpose data centers in order to support the mining of cryptocurrency assets, batch processing and other non-crypto related activities. DVSL was designed by Soluna to create an entity for outside investors to invest in specific projects. The creation of DVSL resulted in Soluna, through its equity interest in DVSL, absorbing operational risk that the entity was created to create and distribute, resulting in Soluna having a variable interest in DVSL. Soluna is the primary beneficiary of DVSL, due to its role as the manager handling the day-to-day activities of DVSL and its majority ownership of Class B Units of DVSL, and thus has the power to direct the activities of DVSL that most significantly impact the performance of DVSL and has the obligation to absorb losses or gains of DVSL that could be significant to Soluna. DVSL is a VIE of Soluna as DVSL is structured with non-substantive voting rights.

Non-Controlling Interests

The ownership interest held by owners other than the Company in less than wholly-owned subsidiaries are classified as non-controlling interests. The value attributable to the non-controlling interests is presented on the unaudited condensed consolidated balance sheets separately from the equity attributable to the Company. Net income (loss) attributable to non-controlling interests are presented separately on the unaudited condensed consolidated statements of operations and unaudited condensed consolidated statements of comprehensive income, respectively.

Change in Par Value

Unless otherwise noted, all capital values, share and per share amounts in the condensed consolidated financial statements have been retroactively restated for the effects of the Company’s change in par value from $0.01 to $0.001, which became effective after the reincorporation to the State of Nevada on March 29, 2021.

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

The following tables present the effects of the correction of the prior period error to the Condensed Consolidated Statement of Equity:

	Preferred Stock		Common Stock		Additional Paid-in	Accumulated	Treasury Stock		Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Shares	Amount	Equity

September 30, 2021	806,585	$1	13,732,713	$14	$172,898	$(120,419)	1,015,493	$(13,764)	$38,730

Adjustment for correction of an error-Preferred dividends	—	—	—	—	(176)	176	—	—	—
Balance September 30, 2021-as adjusted	806,585	$1	13,732,713	$14	$172,722	$(120,243)	1,015,493	$(13,764)	$38,730

December 31, 2021	1,252,299	$1	14,769,699	$15	$228,420	$(123,684)	1,015,493	$(13,764)	$90,988

Adjustment for correction of an error-Preferred dividends	—	—	—	—	(630)	630	—	—	—

December 31, 2021-as adjusted	1,252,299	$1	14,769,699	$15	$227,790	$(123,054)	1,015,493	$(13,764)	$90,988

3. Accounts Receivable

Accounts receivables consist of the following at:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Data Hosting	$27	450
Other receivable	2,002	81
Total	$2,029	$531

The Company’s allowance for doubtful accounts was $0 as of September 30, 2022 and December 31, 2021. The Company had a $442 thousand balance as of September 30, 2022 in Other receivable related to a reimbursement fee for Project Dorothy, and a $1.56 million balance in Other receivable as of September 30, 2022 in relation to the sale of fixed assets at the end of September 2022, which funds were not received until October 2022. The outstanding balances as of September 30, 2022 in Other receivables was not part of the Company’s normal business activities. There were no comparable Other receivables as of December 31, 2021.

Employee Receivables

Certain employees have a receivable due to the Company related to the vesting of stock awards, in which $123 thousand and $0 were outstanding as of September 30, 2022 and December 31, 2021, respectively. The balance is currently included within Prepaid and other assets in the condensed consolidated financial statements.

4. Property, Plant and Equipment

Property, plant and equipment consist of the following at:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Land	$52	$52
Land improvements	488	238
Buildings	7,262	5,650
Leasehold improvements	187	317
Vehicles	15	15
Computers and related software	41,769	30,890
Machinery and equipment	4,754	2,588
Office furniture and fixtures	22	22
Construction in progress	26,388	7,590
	80,937	47,362
Less: Accumulated depreciation	(17,426)	(2,765)
	$63,511	$44,597

Depreciation expense was $6.0 million and $157 thousand for the three months ended September 30, 2022 and 2021, respectively. Depreciation expense was $15.9 million and $381 thousand for the nine months ended September 30, 2022 and 2021, respectively.

The Company incurred a $1.0 million and $2.6 million loss for the three and nine months ended September 30, 2022 in connection with the disposal of miners and equipment with a net book value of approximately $3.3 million and $5.4 million for the three and nine months ended September 30, 2022 in which the Company received proceeds of $2.35 million and $2.8 million for the three and nine months ended September 30, 2022. There were no such disposals on equipment for the three and nine months ended September 30, 2021.

During the three and nine months ended September 30, 2022, the Company concluded that there were impairment indicators on property, plant and equipment associated with the S-9 and L3 miners in storage. As a result, a quantitative impairment analysis was required as of September 30, 2022. As such, the Company reassessed its estimates and forecasts as of September 30, 2022, to determine the fair values of the S-9 and L3 miners held in storage. As a result of the analysis, as of September 30, 2022, the Company concluded the carrying amount of the property, plant and equipment associated with the S-9 and L3 miners exceeded its fair value, which resulted in impairment charges of $1.2 million and $2.0 million on the condensed consolidated statements of operations for the three and nine months ended September 30, 2022.

In addition, the Company assessed the active miners in operations and determined there has been a decline in the market value of the active miners in the Company’s operations. As a result, a quantitative impairment analysis was required as of September 30, 2022. As such, the Company reassessed its estimates and forecasts as of September 30, 2022, to determine the undiscounted cash flows to determine whether the miners would be recoverable. It was determined based on the analysis, that the undiscounted cash flow with residual value was less than the net book value as of September 30, 2022, confirming the existence of a triggering event, and therefore required an impairment to be recognized. Based on the fair value of the active miners compared to the net book value, the Company determined that an impairment of approximately $26.8 million to be recognized for the three and nine months ended September 30, 2022.

5. Asset Acquisition

As discussed above in Note 1, on October 29, 2021, the Company completed the Soluna Callisto acquisition pursuant to an Agreement and Plan of Merger dated as of August 11, 2021, by and among the Company, SCI and Soluna Callisto (the “Merger Agreement”). The purpose of the transaction was (i) for SCI to acquire substantially all of the assets (other than those assets physically located in Morocco) formerly held by HEL, which assets consisted of Soluna Callisto’s existing pipeline of certain cryptocurrency mining projects that HEL previously transferred to Soluna Callisto and (ii) to provide SCI with the opportunity to directly employ or retain the services of four individuals whose services it had retained through HEL prior to the merger. As a result of the merger, each share of common stock of Soluna Callisto issued and outstanding immediately prior to the effective time of the merger, other than shares owned by the Company or any of our subsidiaries, was cancelled and converted into the right to receive a proportionate share of up to 2,970,000 shares (the “Merger Shares”) of the Company’s common stock payable upon the achievement of certain milestones within five years after the effective date in the merger, as set forth in the merger agreement and the schedules thereto (the “Merger Consideration”). See Note 11 for further information regarding our relationship with HEL.

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

Termination Consideration

In connection with the Soluna Callisto acquisition, effective as of October 29, 2021, pursuant to the terms of a termination agreement (the “Termination Agreement”) dated as of August 11, 2021 by and among the Company, SCI, and HEL, on November 5, 2021, SCI paid HEL $725,000 and SHI issued to HEL 150,000 shares of our common stock (the “Termination Shares”). SCI also reimbursed $75,000 to HEL for transaction-related fees and expenses. SHI included the termination costs as part of asset acquisition per ASC 805-50. Based on the closing price of SHI common stock on The Nasdaq Stock Market LLC (“Nasdaq”) on November 5, 2021, SHI has valued the aggregate termination consideration at approximately $1.9 million.

Merger Consideration

The fair value of the Merger Consideration includes various assumptions, including those related to the allocation of the estimated value of the maximum number of Merger Shares (2,970,000 shares) issuable as Merger Consideration, which issuance is contingent on the achievement of certain milestones of generating active Megawatts from Qualified Projects in which the Cost Requirement is satisfied within five years after the effective date of the merger, as set forth in the Merger Agreement and the schedules thereto, as set forth below. The Merger Consideration and the timing of the payment thereof is subject to the following qualifications and limitations:

1a)	Upon the Company achieving each one active MegaWatts (“Active MWs”) from the projects in which the cost requirement is satisfied, SHI shall issue to HEL 19,800 shares for each one MW up to a maximum 150 Active MW.

i.	If, on or before June 30, 2022, SCI or Soluna Callisto directly or indirectly achieves at least 50 active MWs from one or more of three current projects as set forth in the Merger Agreement that satisfy the Cost Requirement as defined within the Merger Agreement, then the Merger Shares will be issued at an accelerated rate of 29,700 Merger Shares for each of such first 50 Active MW, such that the Merger Shares in respect of the remaining 100 Active MWs (if any) will be issued at a reduced rate of 14,850 Merger Shares per Active MW (as of September 30, 2022, the Company did not achieve this milestone);

ii.	If, by June 30, 2023, SCI or Soluna Calisto fail to achieve directly or indirectly (other than pursuant to a Portfolio Acquisition) at least 50 Active MW from Projects that satisfy the Cost Requirement, then the maximum aggregate number of Merger Shares shall be reduced from 2,970,000 to 1,485,000;

iii.	No Merger Shares will be issued to HEL without our prior written consent;

iv.	Issuance of the Merger Shares will also be subject to the continued employment with or engagement by SCI or the surviving corporation of (A) John Belizaire and (B) at least two of Dipul Patel, Mohammed Larbi Loudiyi, (through ML&K Contractor), and Phillip Ng at the time that such Merger Shares are earned. If both (A) and (B) cease to be satisfied on or prior to the date that all Merger Shares are earned (such date, a “Trigger Date”), then “Qualified Projects” for purposes of determining Merger Shares shall only apply to those Qualified Projects that are in the pipeline as of the Trigger Date. For these purposes, if any such individual’s employment or service relationship with SCI is terminated without cause, as a result of his death or disability, or with good reason (as such terms are defined in the employment and consulting agreements), such individual shall be deemed to continue to be employed or engaged by SCI for these purposes;

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

6. Intangible Assets

Intangible assets consisted of the following as of September 30, 2022:

(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Total

Strategic pipeline contract	$46,885	$8,596	$38,289
Assembled workforce	500	91	409
Patents	148	4	144
Total	$47,533	$8,691	$38,842

Intangible assets consisted of the following as of December 31, 2021:

(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Total

Strategic pipeline contract	$46,885	$1,562	$45,323
Assembled workforce	500	17	483
Patents	33	—	33
Total	$47,418	$1,579	$45,839

Amortization expense for the three and nine months ended September 30, 2022 was approximately $2.4 million and $7.1 million, respectively. There were no intangible assets or amortization expense for the three and nine months ended September 30, 2021.

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

The Company expects to record amortization expense of intangible assets over the next five years and thereafter as follows:

(Dollars in thousands)
Year ending December 31,
2022 (remainder of the year)	$2,371
2023	9,484
2024	9,484
2025	9,484
2026	7,904
Thereafter	115
Total	$38,842

7. Income Taxes

During the three and nine months ended September 30, 2022, the Company’s effective income tax rate on the tax benefit was -0.96% and -1.66%, and for each of the three and nine months ended September 30, 2021, the Company’s effective income tax rate was 0%. The projected annual effective tax rate is less than the Federal statutory rate of 21%, primarily due to the change in the valuation allowance, as well as changes to estimated taxable income for 2022 and permanent differences. There was $547 thousand and $1.3 million deferred income tax benefit for the three and nine months ended September 30, 2022, respectively, and for the three and nine months ended September 30, 2021, there was an income tax expense of $0 thousand and $3 thousand, respectively.

In connection with the strategic contract pipeline acquired in the Soluna Callisto acquisition as further discussed in Note 5, ASC 740-10-25-51 requires the recognition of a deferred tax impact of acquiring an asset in a transaction that is not a business combination when the amount paid exceeds the tax basis on the acquisition date. As such, the Company is required to adjust the value of the strategic contract pipeline by approximately $10.9 million at inception date, in which was recorded as a deferred tax liability and this amount will be amortized over the life of the asset. For the three and nine months ended September 30, 2022, the Company amortized $547 thousand and $1.6 million.

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

The Company believes that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. The Company based the estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. In the event that actual results differ from these estimates or the Company adjusts these estimates in future periods, the Company may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. The valuation allowance was $25.9 million and $11.9 million at September 30, 2022 and December 31, 2021, respectively. We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowance on a quarterly basis.

8. Debt

Convertible Notes

Debt consists of the following

(dollar in thousands):

	Maturity Date	Interest Rate	September 30, 2022	December 31, 2021
Convertible Note	April 25, 2023	8%	$14,108	$14,927
Less: debt discount			-	967
Less: discount from issuance of warrants			775	5,747
Less: debt issuance costs			52	1,092
Total convertible notes, net of discount and issuance costs			$13,281	$7,121

On October 25, 2021, pursuant to a Securities Purchase Agreement (the “October SPA”), the Company issued to certain accredited investors (the “Noteholders”) (i) secured convertible notes in an aggregate principal amount of $16.3 million for an aggregate purchase price of $15 million (collectively, the “October Secured Notes”), which were, subject to certain conditions, convertible at any time by the investors, into an aggregate of 1,776,073 shares of the Company’s common stock, at a price per share of $9.18 and (ii) Class A, Class B and Class C common stock purchase warrants (collectively, the “October Warrants”) to purchase up to an aggregate of 1,776,073 shares of common stock, at an initial exercise price of $12.50, $15 and $18 per share, respectively. The October Warrants are legally detachable and can be separately exercised immediately for five years upon issuance, subject to applicable Nasdaq rules.

The October Secured Notes, subject to an original issue discount of 8%, had a maturity date (the “Maturity Date”) of October 25, 2022, which was extended to April 25, 2023 pursuant to the Addendum Amendment (as defined below), upon which date the October Secured Notes shall be payable in full. Commencing on the Maturity Date and also five (5) days after the occurrence of any Event of Default (as defined in the October Secured Notes), interest on the October Secured Notes will accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. If any Event of Default or a Fundamental Transaction (as defined in the October Secured Notes) or a Change of Control (as defined in the October Secured Notes) occurs, the outstanding principal amount of the October Secured Notes, liquidated damages and other amounts owing in respect thereof through the date of acceleration, will become, at the Noteholder’s election, immediately due and payable in cash at the Mandatory Default Amount (as defined in the October Secured Notes). The October Secured Notes may not be prepaid, redeemed or mandatorily converted without the consent of the Noteholders. The obligations of the Company pursuant to the October Secured Notes are (i) secured to the extent and as provided in the Security Agreement, dated as of October 25, 2021, by and among the Company, MTI Instruments and SCI, Soluna MC, LLC and Soluna SW, LLC (both of which are wholly owned subsidiaries of SCI, and together with MTI Instruments and SCI, the “Subsidiary Guarantors”), and Collateral Services LLC (the “Collateral Agent”), as collateral agent for the Noteholders; and (ii) guaranteed, jointly and severally, by the Subsidiary Guarantors pursuant to each Subsidiary Guaranty, dated as of October 25, 2021, by and among each Subsidiary Guarantor and the Noteholders signatory to the October SPA, subject to subsequent modifications pursuant to the Addendum, the Addendum Amendment and the NYDIG Transactions.

On July 19, 2022, the Company entered into an addendum to the October SPA (the “Addendum”), pursuant to which a portion of the October Secured Notes would be converted and may be redeemed in three tranches, with each tranche of $1,100,000 required to be converted into common stock in each case at the then in effect conversion price of the October Secured Notes, with such price, prior to each conversion, to be reduced (but not increased) to a 20% discount to the 5-day volume weighted average price (“VWAP”) of the Company’s common stock. In addition, the Noteholders may require the Company to redeem up to $2,200,000 worth of October Secured Notes in connection with each tranche at a rate of $1.20 for every $1.00 owed, less the amount of October Secured Notes converted during such tranche, not including the required conversion amount if the Noteholders are unable to convert out of such amount of the October Secured Notes in each tranche. The Company is also required to deposit up to $1,950,000 in an escrow account in connection with each tranche to satisfy any redemptions, except with respect to the first tranche as provided in the Addendum Amendment (as defined below). The Addendum also provides the right for the Company to pause the commencement of the conversion of the second and third tranches each for 45 days in the event the Company pursues an equity financing. Pursuant to the Addendum, the exercise price of the Class A Warrants and Class B Warrants and certain other warrants to purchase up to 85,000 shares of common stock issued to the Noteholders on January 13, 2022, was reduced from $13.26 to $9.50 per share. In addition, the Company agreed to exchange the Class C Warrants for 296,013 shares of common stock, which exchanges were completed between July 25, 2022 and August 1, 2022.

On September 13, 2022, the Company and the Noteholders entered into an agreement further amending the Addendum (the “Addendum Amendment”), which among other matters, extended the Maturity Date of the October Secured Notes by six months to April 25, 2023, and increased the principal amount of the October Secured Notes by an aggregate of $520,241 for a total outstanding principal amount of $13,006,022. Also pursuant to the Addendum Amendment, $1.0 million previously deposited by the Company and held in escrow pursuant to the Addendum, was released back to the Company upon signing of the Addendum Amendment, however, on or before October 17, 2022, the Company (i) must deposit $1,000,000 into escrow as the Third Deposit, (ii) will not be required to make the second deposit of $1,950,000 pursuant to the Addendum and the Addendum Agreement, or redeem the first tranche of October Secured Notes. Additionally, the First Reconcile Date was extended to October 12, 2022. The Company gave notice to the Noteholders on October 10, 2022 that the Company would be conducting an equity financing (see Note 14, Underwritten Public Offering). This in turn paused the commencement of (a) the Second Conversion and the Second Reconcile Date, and (b) the Third Conversion and the Third Reconcile Date, in each case, for forty-five (45) Trading Days, each as defined in the Addendum. This also had the effect of pausing the Company’s requirement to make the Third Deposit of $1,000,000 under the October Purchase Agreement as amended by the Addendum, for 45 Trading Days.  In addition, pursuant to the Addendum Agreement, the Company issued to the Noteholders (i) 430,564 shares of the common stock (“New Shares”) in exchange for the Class B warrants, (ii) Class D common stock purchase warrants to purchase up to an aggregate of 1,000,000 shares of common stock at an exercise price of $3.50 per share, (iii) Class E common stock purchase warrants to purchase up to an aggregate of 1,000,000 shares of common stock at an exercise price of $4.50 per share, (iv) Class F common stock purchase warrants to purchase up to an aggregate of 1,000,000 shares of common stock at an exercise price of $5.50 per share, and (v) Class G common stock purchase warrants to purchase up to an aggregate of 1,000,000 shares of common stock at an exercise price of $7.50 per share (together, the “New Warrants”). The New Warrants are exercisable immediately and have exercise period of 5 years from the issuance date.

Pursuant to the Addendum, between July 21, 2022 to August 3, 2022, the October Secured Notes with an aggregate principal amount of $1,100,000 converted into 293,350 shares of common stock, at the conversion price of $3.75. Pursuant to the Addendum and Addendum Amendment, the Company evaluated whether the new addendums qualified as debt modification or debt extinguishment, and based on ASC 470, Debt, the Company determined the Addendum and Addendum Amendment to fall under Debt Extinguishment and the Company would be required to fair value the new debt, and write off the existing debt on the books. Based on the Company’s assessment, an extinguishment of debt of approximately $12.3 million was recorded and as of September 30, 2022, the October Secured Notes had an aggregate principal amount of approximately $13.0 million and a fair value of approximately $14.1 million outstanding. The fair value of the New Warrants issued to the Noteholders were valued at approximately $8.6 million and recorded as part of the loss on extinguishment of debt. The residual fair value of the New Warrants issued to non-lenders were valued at $892 thousand and was recorded as equity with the offset as debt discount against the residual proceeds. All the original debt issuance costs were written off with the extinguishment of the debt, and with the Addendum Amendment, the Company had debt issuance costs of approximately $56 thousand in which $4 thousand has been amortized for the three months ended September 30, 2022.

Promissory Notes

On February 22, 2022, the Company issued to certain institutional lenders (the “Lenders”) promissory notes in an aggregate principal amount of $7.6 million for an aggregate purchase price of $7.6 million (collectively, the “First Tranche Notes”). The Notes were issued as the first tranche of an aggregate financing of $20.0 million. On March 10, 2022, the Company has issued to the lenders a second tranche of an aggregate principal amount of $2.4 million (the “Second Tranche Notes”). The Company issued to the Lenders a third tranche of promissory notes in an aggregate principal amount of $10.0 million for an aggregate purchase price of $10.0 million (the “Third Tranche Notes” and, together with the First Tranche Notes and Second Tranche Notes, the “Notes”) along with Class D common stock purchase warrants (collectively, the “Warrants”) to purchase up to an aggregate of 1,000,000 shares of common stock of the Company, at an exercise price of $11.50 per share on April 13, 2022. The Warrants were immediately exercisable for two years upon issuance, subject to applicable Nasdaq rules.

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

The total fair value of the Warrants, as of the issuance date, was $5.32 million and is recorded as equity with the offset recorded as debt discount against the net proceeds. The proceeds of $20.00 million were allocated between the Promissory Notes and the Warrants, in which the discount related to the warrants is being amortized based on the straight-line method through the date of Maturity. None of the Warrants have been exercised and exchanged for the Company’s common stock as of September 30, 2022.

On April 29, 2022, the Company issued in a registered direct offering 1,142,857 shares of Series A Cumulative Perpetual Preferred Stock, par value $0.001 per share, of the Company (the “Series A Preferred Stock”) to the Lenders, at an offering price of $17.50 per share, the same price as the public offering price of the shares of Series A Preferred Stock in the underwritten public offering completed concurrently, in full satisfaction of the Company’s obligations under the outstanding Notes in an aggregate amount of $20 million. As of September 30, 2022, the entire principal and interest for the promissory notes have been fully paid and satisfied.

NYDIG Financing

	Maturity Dates	Interest Rate	September 30, 2022
NYDIG Loans #1-11	April 25, 2023 thru January 25, 2027	12% thru 15%	$14,387
Less: principal payments			3,841
Less: debt issuance costs			243
Total outstanding debt			10,303
Less current portion of debt			6,462
Total Long term debt			$3,841

On December 30, 2021, Soluna MC Borrowing 2021-1 LLC (the “Borrower”), an indirect wholly owned subsidiary of the Company entered into a Master Equipment Finance Agreement (the “Master Agreement”) with NYDIG ABL LLC (“NYDIG”) as lender, servicer and collateral agent (the “NYDIG facility”). The Master Agreement outlined the framework for a financing up to approximately $14.4 million in aggregate equipment financing. Subsequently, the parties negotiated the specific terms of each equipment financing transaction as well as the terms upon which the Noteholders would consent to the transactions contemplated by the Master Agreement.

On January 14, 2022, the Borrower effected an initial drawdown under the Master Agreement in the aggregate principal amount of approximately $4.6 million that bore interest at 14% and will be repaid over 24 months. On January 26, 2022, the Borrower had a subsequent drawdown of $9.8 million. As part of the transactions contemplated under the Master Agreement, (i) the Company’s indirect wholly owned subsidiary, Soluna MC LLC, formerly EcoChain Block LLC (“Guarantor”), which is the owner of 100% of the equity interests of Borrower, executed a Guaranty Agreement in favor of NYDIG, as lender, dated as of December 30, 2021 (the “Guaranty Agreement”), (ii) Borrower has granted a lien on, and security interest in, all of its assets to NYDIG, as collateral agent, (iii) Guarantor entered into an equipment financing arrangement on assets purchased with the borrowed funds, (iv) Borrower will borrow from NYDIG the loans as forth in certain loan schedules (the “Specified Loans”), and (v) Borrower has executed a Digital Asset Account Control Agreement (the “ACA Wallet Agreement”) with NYDIG, as collateral agent and secured party, and NYDIG Trust Company LLC, as custodian, dated as of December 30, 2021, as well as such other agreements related to the foregoing as mutually agreed (collectively, the “NYDIG Transactions”).

In connection with the NYDIG Transactions, on January 13, 2022, the Company entered into a Consent and Waiver Agreement, dated as of January 13, 2022 (the “Consent”), with the Noteholders, in connection with the October SPA, pursuant to which the Noteholders agreed to waive any lien on, and security interest in, certain assets, provided various contingencies are fulfilled, and each Noteholder who acquired October Secured Notes having a principal amount of not less than $3,000,000 agreed to waive its rights under Section 4.17 of the October SPA to participate in Subsequent Financings (as defined in the October SPA) with respect to the NYDIG Transactions and any additional loans under the MEFA that only finance the purchase of equipment from NYDIG, in order to consent to the NYDIG Transactions. Pursuant to the Consent, the Noteholders also waived the current requirement of the October SPA and the other transaction documents (collectively, the “SPA Documents”) that the Borrower become an Additional Debtor (as defined in the Security Agreement) and execute an Additional Debtor Joinder (as defined in the Security Agreement) for so long as the Specified Loans are outstanding, and NYDIG not entering into a subordination or intercreditor agreement with respect to the Guaranty. Further, pursuant to the Consent, the Noteholders waived the right to accelerate the Maturity Date of the October Secured Notes and the right to charge a default rate of interest on such Notes, in each case, with respect to certain changes in names of, and jurisdiction of incorporation, of the Debtors (as defined in the SPA Documents), which waiver does not waive any other Event of Default (as defined in any of the SPA Documents), known or unknown, as of the date of Consent.

Promptly after the date of the Consent, the Company issued warrants to purchase up to 85,000 shares of common stock to the Noteholder holding the largest outstanding principal amount of October Secured Notes as of the date of the Consent. Such warrants are substantially in form similar to the other warrants held by the Noteholders. Such warrants are exercisable for three years from the date of the Consent at an exercise price of $9.50 per share.

The Company, through the Borrower, is required to make average monthly principal and interest payments to NYDIG of approximately $730 thousand on initial drawdown in aggregate principal amount of approximately $4.6 million bearing interest at 14%, and a subsequent drawdown of $9.8 million. Although we are currently in discussions with NYDIG to potentially modify the repayment schedule under the NYDIG Facility, and for the months of September 2022 and October 2022, the Company received an amended waiver to make interest-only payments which has delayed the Company’s future monthly principal and interest payments by two months, there is no assurance that the Company will be able to modify the repayment schedule under the NYDIG facility for future payments.

Line of Credit with KeyBank

On September 15, 2021, the Company entered into a $1.0 million unsecured line of credit with KeyBank National Association (“KeyBank”), that will, among other things, allow the Company to request loans and to use the proceeds of such loans for working capital and other general corporate purposes (the “KeyBank facility”). The line of credit bears interest at a rate of Prime + 0.75% per annum (6.25% interest rate as of September 30, 2022). Accrued interest is due monthly and principal is due in full following KeyBank’s demand. As of December 31, 2021, the entire line of credit of $1.0 million was drawn and outstanding. As of September 30, 2022, $350 thousand of outstanding balance has been paid down; therefore $650 thousand of the amount drawn under the line of credit remained outstanding. The Company has been repaying weekly $25 thousand of principal on the KeyBank facility each week since the beginning of September 2022. The Company does not plan to draw down on the line of credit in the foreseeable future. In addition, future drawdowns may require pre-approval by KeyBank.

9. Stockholders’ Equity

Preferred Stock

The Company has two series of preferred stock outstanding: the Series A Preferred Stock, with a $25.00 liquidation preference; and the Series B Convertible Preferred Stock, par value $0.001 per share, with a stated value equal to $100.00 (the “Series B Preferred Stock”). As of September 30, 2022 and December 31, 2021, there were 3,061,245 and 1,252,299 shares of Series A Preferred Stock issued and outstanding, respectively, and as of September 30, 2022 and December 31, 2021 there was 62,500 and 0 shares of Series B Preferred Stock issued and outstanding, respectively.

Series B Preferred Stock

On July 19, 2022, the Company entered into a Securities Purchase Agreement (the “Series B SPA”) with an accredited investor (the “Series B Investor”) pursuant to which the Company sold to the Series B Investor 62,500 shares of Series B Preferred Stock, for a purchase price of $5,000,000. The shares of Series B Preferred Stock are initially convertible, subject to certain conditions, into 1,155,268 shares of common stock, at a price per share of $5.41 per share, a 20% premium to the closing price of the common stock on July 18, 2022, subject to adjustment as set forth in the Certificate of Designations of Preferences, Rights and Limitations for the Series B Preferred Stock (“Series B Certificate of Designations”).

In addition, on July 19, 2022, the Company issued to the Series B Investor common stock purchase warrants (the “Series B Warrants”) to purchase up to an aggregate of 1,000,000 shares of common stock at an initial exercise price of $10.00 per share. The Series B Investor is entitled to exercise the Series B Warrants at any time on or after the date that is 180 days following the issue date and on or prior to January 19, 2028. On the closing date of the next public offering of the common stock or other securities, the exercise price of the Series B Warrants adjusts to a price equal to the lower of (a) the exercise price then in effect, or (b) the price of the warrants issued in the Company’s next public offering, or if no warrants are issued in the Company’s next public offering, 110% of the price per share of the common stock issued in the Company’s next public offering.   In addition, upon the Series B Closing, the Series B Investor delivered to the Company for cancellation an outstanding warrant to acquire 1,000,000 shares of common stock at an exercise price of $11.50 per share previously issued on April 13, 2022, in connection with the Notes.

Common Stock

The Company has one class of common stock, par value $0.001 per share. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. As of September 30, 2022, and December 31, 2021, there were 15,395,068 and 13,754,206 shares of common stock issued and outstanding, respectively.

Dividends

Pursuant to the Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock of the Company, dividends, when, as and if declared by the Board (or a duly authorized committee of the Board), will be payable monthly in arrears on the final day of each month, beginning August 31, 2021. During the three and nine months ended September 30, 2022, the Board declared and paid the Company aggregate dividends on the shares of Series A Preferred Stock of approximately $1.7 million and $3.9 million, respectively. The Company’s Series B Preferred Stock includes a 10% accruing dividend compounded daily for 12 months from the original issue date of July 20, 2022 that may be paid in cash or stock at the Company’s option at the earlier of (i) the date the Series B Preferred Stock is converted, or (ii) the Series B Dividend Termination Date.

Reservation of Shares

The Company had reserved shares of common stock for future issuance as follows as of September 30, 2022:

Stock options outstanding	812,325
Restricted stock units outstanding	832,291
Warrants outstanding	7,582,788
Common stock available for future equity awards or issuance of options	517,454
Number of common shares reserved	9,744,858

(Loss) Income per Share

The Company computes basic (loss) income per common share by dividing net (loss) income by the weighted average number of common shares outstanding during the reporting period. Diluted (loss) income per share reflects the potential dilution, if any, computed by dividing (loss) income by the combination of dilutive common stock equivalents, comprised of shares issuable under outstanding investment rights, warrants and the Company’s stock-based compensation plans, and the weighted average number of shares of common stock outstanding during the reporting period. Dilutive common stock equivalents include the dilutive effect of in-the-money stock options, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a stock option and the amount of compensation cost, if any, for future service that the Company has not yet recognized are assumed to be used to repurchase shares in the current period.

The Company notes as continuing operations were in a Net loss position for the three and nine months ended September 30, 2022 and 2021, as such basic and diluted Earnings-per-share (“EPS”) is the same amount as continuing operations acts as the control amount in which would cause antidilution. Not included in the computation of earnings per share, assuming dilution, for the three and nine months ended September 30, 2022, were options to purchase up to 812,325 shares of the Company’s common stock, 832,291 nonvested restricted stock units, outstanding warrants to purchase up to 7,582,788 shares of common stock, and shares of common stock issuable upon the conversion of a portion of the October Secured Notes pursuant to the Addendum, as discussed in Note 8. These potentially dilutive items were excluded because the calculation of incremental shares resulted in an anti-dilutive effect.

Not included in the computation of earnings per share, assuming dilution, for the three and nine months ended September 30, 2021, were options to purchase 993,550 shares of common stock and 15,000 restricted stock units of the Company’s common stock, as well as warrants to purchase up to 833,628 shares of common stock outstanding. These potentially dilutive items were excluded because the Company incurred a loss during the period and their inclusion would be anti-dilutive.

Placement Agent Agreement

On September 13, 2022, the Company entered into a placement agent agreement with Univest Securities LLC (“Univest”) in which all of the 486,309 outstanding warrants held with Univest which were earned through previous equity offerings would be revised to a new exercise price value of $4.33 per warrant.

10. Commitments and Contingencies

Commitments:

Leases

The Company determines whether an arrangement is a lease at inception. The Company and our subsidiaries have operating leases for certain manufacturing, laboratory, office facilities and certain equipment. The leases have remaining lease terms of less than one year to less than five years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of September 30, 2022 and December 31, 2021, the Company had no assets recorded under finance leases.

Lease expense for these leases is recognized on a straight-line basis over the lease term. For the three and nine months ended September 30, 2022 and 2021, total lease costs are comprised of the following:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Operating lease cost	$51	$45	$151	$121
Short-term lease cost	—	—	—	—
Total net lease cost	$51	$45	$151	$121

Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

Other information related to leases was as follows:

(Dollars in thousands, except lease term and discount rate)	Nine Months Ended September 30, 2022

Weighted Average Remaining Lease Term (in years):
Operating leases	1.69

Weighted Average Discount Rate:
Operating leases	3.83%

(Dollars in thousands)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021

Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$148	$111

Non-Cash Activity Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$20	$—

Maturities of noncancellable operating lease liabilities are as follows for the nine months ending September 30:

(Dollars in thousands)
2022
2022 (remainder of year)	$53
2023	167
2024	85
Total lease payments	305
Less: imputed interest	(10)
Total lease obligations	295
Less: current obligations	(186)
Long-term lease obligations	$109

As of September 30, 2022, there were no additional operating lease commitments that had not yet commenced.

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

11. Related Party Transactions

MeOH Power, Inc.

On December 18, 2013, MeOH Power, Inc. and the Company executed a Senior Demand Promissory Note (the “Note”) in the amount of $380 thousand to secure the intercompany amounts due to the Company from MeOH Power, Inc. upon the deconsolidation of MeOH Power, Inc. Interest accrues on the Note at the Prime Rate in effect on the first business day of the month, as published in the Wall Street Journal. At the Company’s option, all or part of the principal and interest due on this Note may be converted to shares of common stock of MeOH Power, Inc. at a rate of $0.07 per share. Interest began accruing on January 1, 2014. The Company recorded a full allowance against the Note. As of September 30, 2022 and December 31, 2021, $337 thousand and $329 thousand, respectively, of principal and interest are available to convert into shares of common stock of MeOH Power, Inc. Any adjustments to the allowance are recorded as miscellaneous expense during the period incurred.

Legal Services

During the three and nine months ended September 30, 2022, the Company incurred $1 thousand and $3 thousand, respectively, to Couch White, LLP for legal services associated with contract review. During the three and nine months ended September 30, 2021, the Company incurred $3 thousand and $18 thousand, respectively. A partner at Couch White, LLP is an immediate family member of one the Directors on our Board.

HEL Transactions

On January 8, 2020, the Company formed SCI as a wholly-owned subsidiary to pursue a new business line focused on cryptocurrency and the blockchain ecosystem. In connection with this new business line, SCI established a facility to mine cryptocurrencies and integrate with the blockchain network. Pursuant to an Operating and Management Agreement dated January 13, 2020, by and between SCI and HEL, HEL assisted the Company, and later SCI, in developing, and is now operating, the cryptocurrency mining facility. The Operating and Management Agreement requires, among other things, that HEL provide project sourcing services to SCI, including acquisition negotiations and establishing an operating model, investments/financing timeline, and a project development path, as well as developmental and operational services, as directed by SCI, with respect to the applicable cryptocurrency mining facility in exchange for SCI’s payment to HEL of a one-time management fee ranging from $65,000 to $350,000 and profit-based success payments in the event that SCI achieves explicit profitability thresholds. These agreements also provided that once aggregate earnings before interest, taxes, depreciation, and amortization of the applicable mine exceeded the total amount of funding provided by SCI to HEL (whether pursuant to the applicable agreement or otherwise) for the purposes of creating, developing, assembling, and constructing the mine, HEL was entitled to ongoing success payments of 20.0% of the earnings before interest, taxes, depreciation, and amortization of the mine. $237 thousand of payments were made for fiscal year 2021, as certain thresholds pursuant to the Operating and Management Agreement were achieved.

Pursuant to the Operating and Management Agreement, during the developmental phase of the cryptocurrency mining facility, which ended on March 14, 2020, HEL gathered and analyzed information with respect to SCI’s cryptocurrency mining efforts and produced budgets, financial models, and technical and operational plans, including a detailed business plan, that it delivered to SCI in March 2020 (the “Deliverables”), all of which was designed to assist with the efficient implementation of a cryptocurrency mine. The agreement provided that, following SCI’s acceptance of the Deliverables, which occurred on March 23, 2020, HEL, on behalf of SCI, would commence operations of the cryptocurrency mine in a manner that would allow SCI to mine and sell cryptocurrency. In that regard, on May 21, 2020, SCI acquired the intellectual property of GigaWatt, Inc. (“GigaWatt”) and certain other property and rights of GigaWatt associated with GigaWatt’s operation of a crypto-mining operation located in Washington State. The acquired assets formed the beginning of SCI’s cryptocurrency mining operation. SCI sells all cryptocurrency it mines for U.S. dollars and is not in the business of accumulating cryptocurrency on the Company’s balance sheet for speculative gains. On October 22, 2020, SCI loaned HEL $112 thousand to acquire additional assets from the bankruptcy trustee for GigaWatt’s assets. On the same day, HEL transferred title of the assets to SCI, which under the terms thereof paid off the note.

On November 19, 2020, SCI and HEL entered into a second Operating and Management Agreement related to a potential location for a cryptocurrency mine in the southeast United States. In accordance with the terms of the agreement, which are consistent with the first Operating and Management Agreement noted above, HEL was entitled to ongoing success payments of 20.0% of the earnings before interest, taxes, depreciation and amortization of the mine. SCI paid HEL $221 thousand for the fiscal year ended December 31, 2021 related to the one-time fees.

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

Each Operating and Management Agreement, all of which were terminated effective November 5, 2021, pursuant to the Termination Agreement, among other things, required that HEL provide project sourcing services to SCI, including acquisition negotiations and establishing an operating model, investments/financing timeline, and project development path. The Company made one final payment to HEL in the first quarter of 2022 of $50 thousand to settle all final Operating and Management Agreements.

Simultaneously with entering into the initial Operating and Management Agreement with HEL, the Company, pursuant to a purchase agreement it entered into with HEL, made a strategic investment in HEL by purchasing 158,730 Class A Preferred Shares of HEL for an aggregate purchase price of $500 thousand on January 13, 2020. After acceptance of the Deliverables, as required by the terms of the purchase agreement, on March 23, 2020, the Company purchased an additional 79,365 Class A Preferred Shares of HEL for an aggregate purchase price of $250 thousand. The Company also has the right, but not the obligation, to purchase additional equity securities of HEL and its subsidiaries (including additional Class A Preferred Shares of HEL) if HEL secures certain levels or types of project financing with respect to its own wind power generation facilities. Each preferred share may be converted at any time and without payment of additional consideration, into Common shares. The Company additionally entered into a Side Letter Agreement, dated January 13, 2020, with HEL Technologies Investment I, LLC, a Delaware limited liability company that owns, on a fully diluted basis, 57.9% of HEL and is controlled by a Brookstone Partners-affiliated director of the Company. The Side Letter Agreement provides for the transfer to the Company, without the payment of any consideration by the Company, of additional Class A Preferred Shares of HEL in the event HEL issues additional equity below agreed-upon valuation thresholds.

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

Michael Toporek, the Chief Executive Officer and a director of the Company, owns (i) 90% of the equity of Soluna Technologies Investment I, LLC, which owns 57.9% of HEL and (ii) 100% of the equity of MJT Park Investors, Inc., which owns 3.1% of HEL, in each case, on a fully-diluted basis. Mr. Toporek does not own directly, or indirectly, any equity interest in Tera Joule, LLC, which owns 9.2% of HEL; however, as a result of his 100% ownership of Brookstone IAC, Inc., which is the manager of Tera Joule, LLC, he has dispositive power over the equity interests that Tera Joule owns in HEL.

In addition, one of the Company’s directors, Matthew E. Lipman, serves as a director and currently acting as President of HEL. Mr. Lipman does not directly own any equity interest in Tera Joule, LLC, which owns 9.2% of HEL; however, as a result of his position as a director and officer of Brookstone IAC, Inc., which is the manager of Tera Joule, LLC, he has dispositive power over the equity interests that Tera Joule owns in HEL. As a result, the approximate dollar value of the amount of Mr. Toporek’s and Mr. Lipman’s interest in the Company’s transactions with HEL for the three and nine months ended September 30, 2022 was $0 and $0.

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

The Company’s investment in HEL was initially carried at the cost of investment and was $750 thousand. Based on evaluation of projections for the Company’s investment in HEL, the Company fully impaired the equity investment of $750 as of September 30, 2022.

The Company owned approximately 1.79% of HEL, calculated on a converted fully-diluted basis, as of September 30, 2022. The Company may enter into additional transactions with HEL in the future.

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

During the three months ended September 30, 2022, the Company awarded 68,226 restricted stock units under the 2021 Plan, valued at $1.80 through $4.30 per share based on the closing market price of the Company’s common stock on the date of the grant, with a weighted average fair value of $3.26 per share. 68,226 shares of common stock subject to vest as follows: 25% of such restricted stock units shall vest on the first anniversary, and the remaining shares shall vest ratably over the succeeding 36-month period, with (1/36) of such vesting on the last day of each such calendar month.

During the nine months ended September 30, 2022, the Company awarded 548,433 restricted stock units under the 2021 Plan, valued at $1.80 through $10.85 per share based on the closing market price of the Company’s common stock on the date of the grant, with a weighted average fair value of $9.19 per share. 306,500 shares of common stock shall vest as follows: 37% vesting 12 months from the date of the grant, 33% vesting 24 months from the date of the grant, and 30% vesting 36 months from the date of the grant, in each case subject to the reporting person remaining in the service of the Company on each such vesting date. 195,003 shares of common stock shall vest as follows: 25% of such restricted stock units shall vest on the first anniversary, and the remaining shares shall vest ratably over the succeeding 36-month period, with (1/36) of such vesting on the last day of each such calendar month. 46,498 shares of common stock are performance-based awards that will vest in the following year in January 2023 based on approval of the Board based on achievement of key performance objectives. The remaining 432 shares of common stock are performance-based awards that were granted and vested during January 2022 as approved by the Board based on the achievement of key performance objectives during the prior year.

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

In June 2016, the FASB issued ASU 2016-13 (Financial Instruments - Credit Losses (Topic 326)) and its subsequent amendments to the initial guidance within ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11 and ASU 2020-02, respectively (collectively, Topic 326). Topic 326 changes how entities will measure credit losses for most financial assets and certain other instruments that are not accounted for at fair value through net income. This standard replaces the existing incurred credit loss model and establishes a single credit loss framework based on a current expected credit loss model for financial assets carried at amortized cost, including loans and held-to- maturity debt securities. The current expected loss model requires an entity to estimate credit losses expected over the life of the credit exposure upon initial recognition of that exposure when the financial asset is originated or acquired, which will generally result in earlier recognition of credit losses. This standard also requires expanded credit quality disclosures. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. This standard also simplifies the accounting model for purchased credit-impaired debt securities and loans. This standard will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. ASU 2019-04 clarifies that equity instruments without readily determinable fair values for which an entity has elected the measurement alternative should be remeasured to fair value as of the date that an observable transaction occurred. ASU 2019-05 provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. This standard should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. This standard will be effective for the Company for annual and interim reporting periods beginning on or after December 15, 2022, and while early adoption is permitted, the Company does not expect to elect that option. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements, including assessing and evaluating assumptions and models to estimate losses. Upon adoption of this standard on January 1, 2023, the Company will be required to record a cumulative effect adjustment to retained earnings for the impact as of the date of adoption. The impact will depend on the Company’s portfolio composition and credit quality at the date of adoption, as well as forecasts at that time. We do not expect material changes to the consolidated financial statements upon adoption of this standard.

There have been no other significant changes in the Company’s reported financial position or results of operations and cash flows as a result of our adoption of new accounting pronouncements or changes to our significant accounting policies that were disclosed in its consolidated financial statements for the fiscal year ended December 31, 2021 (the “2021 Fiscal Year”).

14. Discontinued Operations

As described in Note 1, the Company entered into a Stock Purchase Agreement with Purchaser, pursuant to which the Company sold on April 11, 2022 all of the issued and outstanding shares of capital stock of its wholly-owned subsidiary, MTI Instruments for approximately $9.0 million in cash, net of transaction costs. As of September 30, 2022, our Instrumentation business segment was classified as discontinued operations in our financial statements for all periods presented. The Company incurred a $21 thousand loss on the sale of MTI Instruments for the three months ended September 30, 2022 due to a net working capital adjustment. Our consolidated balance sheets and consolidated statements of operations report discontinued operations separate from continuing operations. Our consolidated statements of equity and statements of cash flows combine continuing and discontinuing operations.

Set forth below are the results of the discontinued operations:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021 (*)	2022	2021 (*)

Product revenue	$-	$1,949	$1,799	$4,933
Cost of sales	-	661	728	1,616
Research and development	-	404	398	1,196
General and administrative expenses	-	576	573	1,642
Other income	-	15	-	21
(Loss) income from discontinued operations before gain on disposal and income taxes	-	323	100	500
Pretax (loss) gain on sale of MTI Instruments	(21)	-	7,581	-
Deferred tax benefit	-	-	70	-
Net income from discontinued operations	$(21)	$323	$7,751	$500

(*)	Reclassified to conform with the current period presentation

The following table summarizes information about assets and liabilities from discontinued operations held for sale as of September 30, 2022 and December 31, 2021:

(Dollars in thousands)

	September 30,	December 31,
	2022	2021
Assets held for sale from discontinued operations:
Accounts receivable	$-	$1,189
Inventories	-	964
Prepaid expenses and other current assets	-	54
Property, plant and equipment, net	-	92
Deferred tax assets, net	-	101
Operating lease right-of-use assets	-	628
Total Assets held for sale from discontinued operations	$-	$3,028

Liabilities held for sale from discontinued operations:
Accounts payable	$-	$136
Accrued liabilities	-	479
Operating lease liability	-	628

Total Liabilities held for sale from discontinued operations	$-	$1,243

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

(Dollars in thousands)

As of April 11,
2022
Consideration received	$10,750
Plus: closing cash	1
Less: transaction costs	(998)
Less: closing indebtedness	(483)
Plus: new working capital adjustments	(61)
Adjusted consideration received	9,209

Cash	1
Accounts receivable, net	1,119
Inventories	888
Prepaid expense and other current assets	42
Operating lease right-of-use assets	579
Deferred tax assets	171
Property, plant and equipment, net	76
Total assets	2,876

Accounts payable	122
Accrued liabilities	547
Operating lease liability	579
Total liabilities	1,248

Net assets transferred	1,628

Gain on sale	$7,581

16. VARIABLE INTEREST ENTITY

On January 26, 2022, DVSL was created in order to construct, own, operate and maintain variable data centers in order to support the mining of cryptocurrency assets, batch processing and other non-crypto related activities (collectively, the “Project”). On May 3, 2022, SCI entered into a Bilateral Master Contribution Agreement (the “Bilateral Contribution Agreement”) with Spring Lane, pursuant to which Spring Lane agreed, pursuant to the terms and conditions of such agreement, to make one or more capital contributions to, and in exchange for equity in, SCI or one of its subsidiaries up to an aggregate amount of $35 million to fund certain projects to develop green data centers co-located with renewable energy assets (the “Spring Lane Commitment”). We anticipate that these capital contributions, once deployed into the projects, will help develop three behind-the-meter (BTM) projects designed to convert wasted renewable energy into clean computing services such as bitcoin mining and artificial intelligence. The Bilateral Contribution Agreement outlines the framework for the Spring Lane Commitment; however, neither we nor Spring Lane are obligated to complete any projects under such agreement and any actual capital contributions are subject to various conditions precedent, including the receipt of requisite lender and other consents, acceptance by Spring Lane of specific projects and negotiations of agreements regarding those projects, including milestones and structure. In partial consideration of the amendment to the October Secured Notes discussed above, the investors agreed to release certain collateral covered by their security agreement to permit the Company to proceed forward with the initial phase of Project Dorothy, which we expect to be partially funded by Spring Lane, which the Company expects to complete in the near future.

On August 5, 2022, the Company entered into a Contribution Agreement (the “Dorothy Contribution Agreement”) with Spring Lane, Soluna DV Devco, LLC (“Devco”), an indirect wholly-owned subsidiary of SCI, and DVSL an entity formed in order to further the Company’s development for Project Dorothy, (each, a “Party” and, together, the “Parties”). Pursuant to the Dorothy Contribution Agreement, the Company committed to a capital contribution of up to approximately $26.3 million to DVSL (the “Company Commitment”), and on August 5, 2022, the Company was deemed to have contributed approximately $8.1 million, through payment of capital expenditures and development costs made on behalf of DVSL by the Company prior to August 5, 2022. Further under the Agreement, Spring Lane committed to a capital contribution of up to $12.5 million to DVSL (the “Spring Lane Dorothy Commitment”), and as of September 30, 2022, Spring Lane contributed approximately $4.3 million. Under the Dorothy Contribution Agreement, the Company and Spring Lane have committed to make subsequent contributions, up to their respective Company Commitment and Spring Lane Dorothy Commitment amounts, on a pro rata basis, upon receipt of a contribution request from DVSL, as set forth in the Dorothy Contribution Agreement and subject to the satisfaction of certain conditions described therein. The proceeds of any subsequent commitments will be applied to pay project costs in accordance with the project budget.

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

Soluna evaluated this legal entity under ASC 810, Consolidations and based on the following factors, determined that DVSL is a variable interest entity that should be consolidated into Soluna, with a non-controlling interest recorded to account for Spring Lane’s equity ownership of the Company. Soluna has a variable interest in DVSL. The entity was designed by Soluna to create an entity for outside investors to invest in specific projects. The creation of this entity resulted in Soluna, through its equity interest in DVSL, absorbing operational risk that the entity was created to create and distribute, resulting in Soluna having a variable interest in DVSL.

DVSL is a variable interest entity of Soluna due to DVSL being structured with non-substantive voting rights. This is due to two factors being met as outlined in ASC 810-10-15-14 that require the Variable Interest Entity model to be followed.

a.	The voting rights of Soluna are not proportional to their obligation to absorb the expected losses of the legal entity. Soluna gave Spring Lane veto rights over significant decisions, which results in Soluna having fewer voting rights than their obligation to absorb the expected losses of the legal entity.

b.	Substantially all of DVSL’s activities are conducted on behalf of Soluna, who has disproportionally fewer voting rights.

Also, Soluna is the primary beneficiary due to having the power to direct the activities of DVSL that most significantly impact the performance of the Company due to its role as the manager handling the day-to-day activities of DVSL as well as majority ownership of Class B Units and has the obligation to absorb losses or gains of DVSL that could be significant to Soluna.

Accordingly, the accounts of DVSL are consolidated in the accompanying unaudited condensed financial statements.

The carrying amount of the VIE’s assets and liabilities was as follows:

	September 30, 2022	December 31, 2021

Current assets:
Cash and cash equivalents	$-	$-
Other receivable-current	442	-
Total current assets	442	-

Property, plant, and equipment	12,448	-
Total assets	$12,890	$-

Current liabilities:
Due from – intercompany	$398	$-
Total current liabilities	398	-

Total liabilities	$398	$-

The summarized operating results of the VIE’s are as follows:

	For the three months ended		For the nine months ended
	September 30,	September 30,	September 30,	September 30,
	2022	2021	2022	2021

General and administrative expense	$846	$-	$846	$-
Net loss	$846	$-	$846	$-

17. Segment Information

The Company applies ASC 280, Segment Reporting, in determining its reportable segments. As of September 30, 2022, the Company had two reportable segments in Continuing Operations: Cryptocurrency Mining and Data Center Hosting. The Company notes that previously there was an additional segment: Test and Measurement Instrumentation, however as discussed in Notes 1, 14, and 15, the Company sold MTI Instruments in April 2022, and therefore has classified as discontinued operations. The guidance requires that segment disclosures present the measure(s) used by the Chief Operating Decision Maker (“CODM”) to decide how to allocate resources and for purposes of assessing such segments’ performance. The Company’s CODM is comprised of several members of its executive management team who use revenue and cost of revenues of both reporting segments to assess the performance of the business of our reportable operating segments.

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

For the three months ended September 30, 2022 and 2021, approximately 4% and 45% of the Company’s cryptocurrency mining revenue was generated from our operations in East Wenatchee, Washington, 37% and 55% from our operations in Calvert City, Kentucky and 59% and 0% from our operations in Murray, Kentucky, respectively. For the nine months ended September 30, 2022 and 2021, approximately 6% and 60% of the Company’s cryptocurrency mining revenue was generated from our operations in East Wenatchee, Washington, 41% and 40% from our operations in Calvert City, Kentucky and 53% and 0% from our operations in Murray, Kentucky, respectively. 100% of the Company’s data center hosting revenue was generated from the facility in Calvert City, Kentucky from hosting with two customers for the three and nine months ended September 30, 2022.

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

The following table details revenue and cost of revenues for the Company’s reportable segments for three and nine months ended September 30, 2022 and 2021, and reconciles to net loss on the consolidated statements of operations:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Reportable segment revenue:
Cryptocurrency mining revenue	$5,387	$2,018	$20,696	$4,670
Data hosting revenue	985	1,106	3,668	1,106
Total segment and consolidated revenue	6,372	3,124	24,364	5,776
Reportable segment cost of revenue:
Cost of cryptocurrency mining revenue, inclusive of depreciation	10,110	779	26,964	1,652
Cost of data hosting revenue	1,078	964	3,192	964
Total segment and consolidated cost of revenues	11,188	1,743	30,156	2,616
Reconciling items:
General and administrative expenses	8,064	2,317	22,568	6,118
Impairment on fixed assets	28,086	-	28,836	-
Impairment on equity investment	750	-	750	-
Interest expense	1,671	-	7,856	-
Loss on debt extinguishment and revaluation	12,317	-	12,317
Loss on sale of fixed assets	988	-	2,606	-
Other income, net	(2)	(3)	(2)	(10)
Income tax (benefit) expense from continuing operations	(547)	-	(1,344)	3
Net loss from continuing operations	(56,143)	(933)	(79,379)	(2,952)
Income before income tax from discontinued operations (including (loss) gain on sale of MTI Instruments of $(21) and $7,581 for the three and nine months ended September 30, 2022)	(21)	323	7,681	500
Income tax benefit from discontinued operations	-	-	70	-
Net income from discontinued operations	(21)	323	7,751	500
Consolidated Net loss	(56,164)		(71,628)
(Less) Net loss attributable to non-controlling interest	272	-	272	-
Net loss attributable to Soluna Holdings, Inc.	$(55,892)	$(610)	$(71,356)	$(2,452)

Capital expenditures	9,249	16,018	61,867	17,632
Depreciation and amortization	8,388	157	22,999	381

18. Subsequent Events

Convertible Promissory Note

On October 7, 2022, the Company entered into a promissory note agreement with Spring Lane, as amended, for a principal amount of $850,000 with an interest rate of 10% per annum (the “Spring Lane Note”). All unpaid interest and principal shall be due on September 30, 2024. The October 2022 Offering was deemed a “Qualified Financing” pursuant to the Spring Lane Note, upon consummation of which the outstanding principal amount of the Note and any unpaid accrued interest are to automatically convert into the securities sold in the Qualified Financing at a conversion price equal to the price paid per share for securities by the investors in the Qualified Financing. On October 26, 2022, upon closing of the October 2022 Offering, the Company issued 593,065 shares of common stock to Spring Lane upon the automatic conversion of the Spring Lane Note, with an aggregate principal amount of $850,000 and accrued and unpaid interest thereon held, at a conversion price of $1.44, the same price per share as the public offering price per October 2022 Share as set forth below.

October 2022 Underwritten Public Offering

On October 24, 2022, the Company entered into an Underwriting Agreement (the “Underwriting Agreement”) with Univest Securities, LLC (“Univest”) in connection with the offer and sale to such underwriter, in a firm commitment public offering (the “October 2022 Offering”) of 1,388,889 shares (the “October 2022 Shares”) of the Company’s common stock at a price to the public of $1.44 per share. Pursuant to the Underwriting Agreement, the Company also granted the underwriter a 45-day option to purchase up to an additional 208,333 shares (the “October 2022 Option Shares”) of the Common Stock on the same terms as the October 2022 Shares sold in the Offering (the “October 2022 Over-Allotment Option”). On October 26, 2022, the October 2022 Offering closed.

The aggregate gross proceeds were approximately $2.0 million before deducting underwriting discounts and commissions of 8.0% ($0.16 million) and other offering fees and expenses, resulting in aggregate net proceeds to the Company of approximately $1.63 million. In the event that the October 2022 Over-Allotment Option is exercised by the underwriter in full, that would result in additional aggregate gross proceeds of approximately $0.3 million before deducting applicable underwriter discounts and other offering fees and expenses. The Company intends to use the net proceeds of this offering for the acquisition, development and growth of data centers, including cryptocurrency mining processors, other computer processing equipment, data storage, electrical infrastructure, software and real property (i.e. land and buildings) and business, including but not limited to the Project Dorothy facility, and for working capital and general corporate purposes, which include, but are not limited to, operating expenses.

Pursuant to the Underwriting Agreement and the engagement letter, dated as of October 4, 2022, by and between the Company and Univest, the Company agreed to issue to Univest, in connection with the October 2022 Offering, warrants to purchase up to a number of shares of common stock, representing 5% of the October 2022 Shares and any October 2022 Option Shares sold, at an initial exercise price of $1.584 per share, subject to certain adjustments (the “October 2022 Underwriter’s Warrants”). On October 26, 2022, the Company issued to Univest or its designees the October 2022 Underwriter’s Warrants to purchase up to 69,444 shares of common stock. In the event that the October 2022 Over-Allotment Option is exercised in full, the Company will issue to Univest or its designees additional October 2022 Underwriter’s Warrants to purchase up to 10,417 shares of common stock. The Underwriter’s Warrants are exercisable six months following the date of the Underwriting Agreement and terminate five years from the date of the Underwriting Agreement.

Upon the closing of the October 2022 Offering, the Company also issued 158,333 shares of common stock to the holder of the Company’s Series B Preferred Stock, reflecting the number of shares of common stock equal to 10% of the capital raised from the October 2022 Offering and the Spring Lane Note, pursuant to that certain securities purchase agreement, dated July 19, 2022, by and between the Company and the purchaser named therein. Additionally, upon the closing of the October 2022 Offering, the exercise price of the Series B Warrants reset to from $10.00 per share to $1.584 per share, 110% of the price per share of common stock issued and sold in the October 2022 Offering.

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

SCI was incorporated in Delaware on January 8, 2020 as EcoChain, Inc., which operates a cryptocurrency mining facility that integrates with the cryptocurrency blockchain network. Through the October 2021 acquisition by EcoChain, Inc. of an entity at the time named Soluna Computing, Inc., SCI also has a pipeline of certain cryptocurrency mining projects previously owned by Harmattan Energy, Ltd. (“HEL”) (formerly known as Soluna Technologies, Ltd.), a Canadian corporation incorporated under the laws of the Province of British Colombia that develops vertically-integrated, utility-scale computing facilities focused on cryptocurrency mining and cutting-edge blockchain applications. Following such acquisition, on November 15, 2021, SCI completed its conversion and redomicile to Nevada and changed its name from “EcoChain, Inc.” to “Soluna Computing, Inc.”. The following day, the acquired entity, Soluna Computing, Inc., changed its name to “Soluna Callisto Holdings Inc.” (“Soluna Callisto”). We earn revenue from this business as the mined cryptocurrencies are converted into U.S. dollars. SCI has also began mining operations in fiscal year 2021 in Murray, Kentucky and Calvert City, Kentucky. The mining facility in Calvert City currently performs hosting services and prop mining in which 10 megawatts is used for hosting services and 10 megawatts is used for prop mining. The mining facility in Murray, Kentucky operates fully on prop mining with a capacity of 25 megawatts. On September 17, 2022, SCI sold specified assets consisting mainly of mining equipment and other general equipment items to a buyer at its Wenatchee, Washington location. In addition, SCI entered into a management and hosting services agreement with the buyer to host several mining equipment now owned by the buyer. We have a development site in Texas (“Project Dorothy”) for a potential of up to 100 megawatts to be built at a wind farm with initial energization of 50 megawatts anticipated to begin in the first quarter of 2023, subject to ERCOT approval and with ramp up likely to continue in fiscal year 2023.

Until the April 11, 2022 sale described below, we also operated though our wholly owned subsidiary, MTI Instruments, an instruments business engaged in the design, manufacture and sale of vibration measurement and system balancing solutions, precision linear displacement sensors, instruments and system solutions, and wafer inspection tools. MTI Instruments was incorporated in New York on March 8, 2000. MTI Instruments’ products consist of engine vibration analysis systems for both military and commercial aircraft and electronic gauging instruments for position, displacement and vibration application within the industrial manufacturing markets, as well as in the research, design and process development markets. These systems, tools and solutions are developed for markets and applications that require consistent operation of complex machinery and the precise measurements and control of products, processes, and the development and implementation of automated manufacturing and assembly. On December 17, 2021, we announced that we had entered into a non-binding letter of intent with a potential buyer (the “Buyer”) regarding the potential sale of MTI Instruments (the “LOI”) to an unrelated third party. Pursuant to the LOI, the Buyer would acquire 100% of the issued and outstanding common stock of MTI Instruments (the “Sale”). As a result of the foregoing, the MTI Instruments business was reported as discontinued operations in our consolidated financial statements as of December 31, 2021 and prior periods included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022 (our “Annual Report”), as well as in these consolidated financial statements as of June 30, 2022 and prior periods. On April 11, 2022, we consummated the Sale, MTI Instruments ceased to be our wholly-owned subsidiary. As a result, we have exited the instruments business. See Notes 1, 14, and 15 of our consolidated financial statements for additional information on the Sale.

Recent Developments

We used the net proceeds of our recent debt financing and preferred stock offerings during the quarter primarily for the construction of Project Dorothy which is anticipated to launch in fiscal year 2023, additional miners for our cryptocurrency mining facilities in Kentucky to continue to expand our growth in those facilities, and operational expenses for our SCI business unit.

October 2022 Underwritten Public Offering

On October 24, 2022, we entered into the Underwriting Agreement with Univest in connection with the offer and sale to Univest, in a firm commitment public offering of 1,388,889 shares of our common stock at a price to the public of $1.44 per share. Pursuant to the Underwriting Agreement, we also granted the underwriter a 45-day option to purchase up to an additional 208,333 shares of common stock on the same terms as the October 2022 Shares. On October 26, 2022, the October 2022 Offering closed.

The aggregate gross proceeds were approximately $2.0 million before deducting underwriting discounts and commissions of 8.0% ($0.16 million) and other offering fees and expenses, resulting in aggregate net proceeds to us of approximately $1.63 million. The net proceeds of the offering are intended for the acquisition, development and growth of data centers, including cryptocurrency mining processors, other computer processing equipment, data storage, electrical infrastructure, software and real property (i.e. land and buildings) and business, including but not limited to the Project Dorothy facility, and for working capital and general corporate purposes, which include, but are not limited to, operating expenses. We expect to develop and implement a capital strategy consisting of debt and equity to finance new projects, equipment purchases and upgrades for the remaining fiscal year 2022 and fiscal year 2023.

Upon the closing of the October 2022 Offering, we also issued 158,333 shares of common stock to the Series B Investor, reflecting the number of shares of common stock equal to 10% of the capital raised from the October 2022 Offering and the Spring Lane Note, pursuant to that certain securities purchase agreement, dated July 19, 2022, by and between us and the purchaser named therein. Additionally, upon the closing of the October 2022 Offering, the exercise price of the Series B Warrants reset to from $10.00 per share to $1.584 per share, 110% of the price per share of common stock issued and sold in the October 2022 Offering.

Miner Purchases and Deployments

As of September 30, 2022, we had purchased, received and/or deployed the following miners:

Number of Miners
Miners deployed as of January 1, 2022	13,240
Miners received and deployed in the nine months ended September 30, 2022	12,289
Miners in storage as of September 30, 2022, not deployed	(7,876)
Miners disposed or sold in the nine months ended of September 30, 2022	(6,284)
Total Active Miners as of September 30, 2022	11,369

In the nine months ended September 30, 2022, we received and deployed 12,289 miners and disposed or sold 6,284 miners. We had 11,369 active miners within our mining operations as of September 30, 2022.

Consolidated Results of Operations

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2022 Compared to the Three and Nine Months Ended September 30, 2021.

The following table summarizes changes in the various components of our net loss during the three months ended September 30, 2022 compared to the three months ended September 30, 2021.

(Dollars in thousands)	Three Months Ended September 30, 2022	Three Months Ended September 30, 2021	$ Change	% Change
Cryptocurrency mining revenue	$5,387	2,018	3,369	167%
Data hosting revenue	$985	1,106	(121)	(11)%
Operating costs and expenses:
Cost of cryptocurrency mining revenue, exclusive of depreciation	$4,100	623	3,477	558%
Depreciation costs associated with cryptocurrency mining	$6,010	156	5,854	3,753%
Cost of data hosting revenue	$1,078	964	114	12%
General and administrative expenses, exclusive of depreciation and amortization	$5,686	2,316	3,370	146%
Depreciation and amortization associated with general and administrative expenses	$2,378	1	2,377	237,700%
Impairment on equity investment	$750	-	750	100%
Impairment on fixed assets	$28,086	-	28,086	100%
Operating loss	$(41,716)	(936)	(40,780)	4,357%
Other income, net	$2	3	(1)	(33%)
Interest expense	$(1,671)	-	(1,671)	100%
Loss on sale of fixed assets	$(988)	-	(988)	100%
Loss on debt extinguishment and revaluation	$(12,317)	-	(12,317)	100%
Loss before income taxes from continuing operations	$(56,690)	(933)	(55,757)	5,976%
Income tax benefit from continuing operations	$547	-	547	100%
Net loss from continuing operations	$(56,143)	(933)	(55,210)	5,917%
(Loss) Income before income taxes from discontinued operations (including loss on sale of MTI Instruments of $21 for the three months ended September 30, 2022)	$(21)	323	(344)	107%
Income tax benefit from discontinued operations	$-	-	-	-%
Net income from discontinued operations	$(21)	323	(344)	107%
Consolidated Net loss	$(56,164)	(610)	(55,554)	9,107%
Net loss attributable to non-controlling interest	$(272)	-	(272)	100%
Net loss attributable to Soluna Holdings, Inc.	$(55,892)	(610)	(55,282)	9,063%

The following table summarizes changes in the various components of our net loss during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021.

(Dollars in thousands)	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021	$ Change	% Change
Cryptocurrency mining revenue	$20,696	4,670	16,026	343%
Data hosting revenue	$3,668	1,106	2,562	231%
Operating costs and expenses:
Cost of cryptocurrency mining revenue, exclusive of depreciation	$11,092	1,272	9,820	772%
Depreciation costs associated with cryptocurrency mining	$15,872	380	15,492	4,076%
Cost of data hosting revenue	$3,192	964	2,228	232%
General and administrative expenses, exclusive of depreciation and amortization	$15,441	6,118	9,323	152%
Depreciation and amortization associated with general and administrative expenses	$7,127	1	7,126	712,600%
Impairment on equity investment	$750	-	750	100%
Impairment on fixed assets	$28,836	-	28,836	100%
Operating loss	$(57,946)	(2,959)	(54,984)	1,858%
Other income, net	$2	10	(8)	(80%)
Interest expense	$(7,856)	-	(7,856)	100%
Loss on debt extinguishment and revaluation	$(12,317)	-	(12,317)	100%
Loss on sale of fixed assets	$(2,606)	-	(2,606)	100%
Loss before income taxes from continuing operations	$(80,723)	(2,949)	(77,774)	2,637%
Income tax benefit (expense) from continuing operations	$1,344	(3)	1,347	(44,900%)
Net loss from continuing operations	$(79,379)	(2,952)	(76,427)	2,589%
Income before income taxes from discontinued operations (including gain on sale of MTI Instruments of $7,581 for the nine months ended September 30, 2022)	$7,681	500	7,181	1,436%
Income tax benefit from discontinued operations	$70	-	70	100%
Net income from discontinued operations	$7,751	500	7,251	1,450%
Consolidated Net loss	$(71,628)	(2,452)	(69,176)	2,821%
Net loss attributable to non-controlling interest	$(272)	-	(272)	100%
Net loss attributable to Soluna Holdings, Inc.	$(71,356)	(2,452)	(68,904)	2,810%

Cryptocurrency Mining Revenue: Cryptocurrency mining revenue consists of revenue recognized from SCI’s cryptocurrency mining operations.

Cryptocurrency mining revenue was approximately $5.4 million and $20.7 million for the three and nine months ended September 30, 2022, respectively, compared to $2.0 million and $4.7 million for the three and nine months ended September 30, 2021, respectively. We maintained our facility in Washington and in 2021 added two new mining site operations in Murray, Kentucky and Calvert City, Kentucky, however only the East Wenatchee and Calvert City sites were operational in the three and nine months ended September 30, 2021, and operations for the Calvert City site did not begin to ramp up until the third quarter of 2021. Megawatts deployed increased from approximately 2 megawatts at the beginning of 2021 and increased slowly in fiscal year 2021 to 20 megawatts for the Calvert City facility and 25 megawatts for their Murray facility for the nine months ended September 30, 2022. This growth in capacity and expected hashrate contributed to the growth in the business for the three and nine months of 2022.

Data Hosting Revenue: In August 2021, SCI began cryptocurrency hosting services in which SCI provides energized space and operating services to third-party mining companies who locate their mining hardware at one of SCI’s mining locations, in which they may receive a fee per miner installed, revenue share and if additional services are rendered, an additional service fee is charged to the outside parties. The Company’s data hosting revenue was approximately $985 thousand and $3.7 million for the three and nine months ended September 30, 2022, respectively, with $1.1 million in data hosting revenue for the three and nine months ended September 30, 2021. The Company saw a decline in data hosting revenue for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 due to a change in contract in which the Company is now, as of August 2022, charging a lower flat fee per month as compared to fees charged by miner, and charging the electricity expense as a pass-through thus does not get recognized as revenue. The Company still receives a profit share component from the hosting contract. The data hosting revenue for the three and nine months ended September 30, 2022 and 2021 is entirely attributed to the Calvert City, Kentucky mining site.

Cost of Cryptocurrency Mining Revenue: Cost of cryptocurrency revenue includes direct utility costs, site overhead expenses, depreciation expenses, as well as overhead costs that relate to the operations of SCI’s cryptocurrency mining facilities.

Cost of cryptocurrency mining revenue, exclusive of depreciation costs, was approximately $4.1 million and $11.1 million for the three and nine months ended September 30, 2022, respectively, compared to approximately $623 thousand and $1.3 million for the three and nine months ended September 30, 2021, respectively. Depreciation costs associated with cryptocurrency revenue was approximately $6.0 million and $15.9 million for the three and nine months ended September 30, 2022, respectively, compared to $156 thousand and $381 thousand for the three and nine months ended September 30, 2021, respectively. As noted above, SCI did not commence cryptocurrency mining operations until the second quarter of 2020 and did not start to significantly increase capacity until the third quarter of 2021. The Murray, Kentucky mining site did not energize until the fourth quarter of 2021. Therefore, there was no material cryptocurrency mining revenue or associated costs for the three and nine months ended September 30, 2021. As the Company began increasing its capacity, the associated costs began to increase. As noted above, depreciation costs associated with cryptocurrency mining revenue began to significantly increase as miners and equipment were being installed into operations and depreciated over their useful life.

Cost of Data Hosting Revenue: Cost of data hosting revenue includes utility charges, site overhead expenses, and other charges. These expenses are allocated based on the cost driving activity.

Cost of data hosting revenue was approximately $1.1 million and $3.2 million for the three and nine months ended September 30, 2022, compared to $964 thousand for the three and nine months ended September 30, 2021. As noted above, SCI began hosting services in August 2021, in which expenses are allocated based on the cost driving activity, and as operations began to increase, the Company incurred higher cost of revenue.

General and Administrative Expenses: General and administrative expenses include cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, marketing, information technology, corporate development, and legal services.

General and administrative expenses, exclusive of depreciation and amortization for the three months ended September 30, 2022 increased by $3.4 million or 146%, to $5.7 million from $2.3 million for the three months ended September 30, 2021. This increase was a result of expenses incurred in the three months ended September 30, 2022 for which there was no comparable expense in the three months ended September 30, 2021. The general and administrative expenses incurred in the three months ended September 30, 2022 were related to the ramp of the integration of the Soluna Callisto acquisition and the subsequent development and growth of the business unit SCI (i.e.: salary, stock-based compensation and future pipeline expenses), as well as from changes in a number of our traditional general and administrative expenses such as payroll, legal, insurance, audit and tax fees.

Salaries and benefit expenses increased by approximately $1.9 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021. Of these expenses, approximately $1.0 million was related to salary and fringe benefits for new employees of Soluna Callisto in connection with the October 2021 acquisition, as compared to no payroll expenses for SCI employees in the comparable period in 2021. It was noted that SCI had twenty-two employees as of September 30, 2022. Approximately $270 thousand was related to salary and fringe benefits for twelve SHI corporate employees as of September 30, 2022 compared to five SHI corporate employees in the comparable period in 2021. The Company saw increases in stock grants for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 by $604 thousand due to growth in Company’s headcount. The Company also incurred an increase in recruitment fees of $67 thousand in the three months ended September 30, 2022 due to the rapid growth of the Company’s operations. The increase in the salaries and benefits expenses is reflective of the addition of several functions and departments within the SCI organization and continued growth in corporate functions to support the expanding business line.

Legal fees increased by approximately $1.2 million during the three months ended September 30, 2022 compared to the three months ended September 30, 2021 due to legal expenses of approximately $785 thousand in relation to Project Dorothy, and increases of approximately $430 thousand in relation to general corporate matters with the growth of the business, corporate filings such as Current Reports on 8-K and Quarterly Reports on 10-Q filings, and preparation for the special meeting of the stockholders held in September 2022.

Consultant and professional service fees increased by approximately $309 thousand in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 due to valuations of complex transactions, advisory fees for complex accounting research matters, and pipeline development project costs, in which the Company involves multiple consultants to help build out future plans. Office and information and technology fees increased by $156 thousand in the three months ended September 30, 2022 as compared to the three months ended September 30, 2021, due to related to additional office expenses and software expenses. The Company incurred operations and management expenses paid to Soluna BC in the three months ended September 30, 2021 which was not paid for the three months ended September 30, 2022 for $575 thousand.

General and administrative expenses, exclusive of depreciation and amortization for the nine months ended September 30, 2022 increased by $9.3 million or 152%, to $15.4 million from $6.1 million for the nine months ended September 30, 2021. This increase was a result of expenses incurred in the nine months ended September 30, 2022 for which there was no comparable expense in the nine months ended September 30, 2021 for the SCI business unit. The expenses for the nine months ended September 30, 2022 related to the hiring of new employees for the Soluna Callisto transactions (i.e.: salary, stock-based compensation and future pipeline expenses), as well as from changes in a number of our traditional general and administrative expenses.

Salaries, benefits and other employee related expenses increased by $4.7 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Approximately $3.3 million related to salary and fringe benefits for new employees of Soluna Callisto in connection with the October 2021 acquisition and the subsequent hires, as compared to no payroll expenses associated with SCI as there were no employees for the nine months ended September 30, 2021. As of September 30, 2022, SCI had twenty-two employees. Approximately $800 thousand related to additional hires for supporting a larger corporate organization for SHI including more accounting functionality, compliance and financial planning.

Stock-based compensation costs included $2.9 million and $1.4 million, respectively for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 related to grants of restricted stock units and options granted to members of our board of directors, executives and employees.

Consulting and professional services increased by $1.1 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to valuations of complex transactions, advisory fees for complex accounting research matters, and pipeline development project costs, in which the Company involves multiple consultants to help build out future plans.

Legal fees increased by approximately $1.1 million during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to legal expenses of approximately $785 thousand in relation to Project Dorothy, and increases of approximately $300 thousand in relation to general corporate matters with the growth of the business, higher fees for annual filing and additional corporate filings such as 8Ks, and the special proxy meeting that was done in September 2022.

Insurance expenses increased by approximately $616 thousand during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to an increase in general business insurance and directors and officers insurance.

Audit and tax fees increased by $438 thousand for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 associated with increased fees for the fiscal year 2021 audit, as well as the nature of the Company’s operations changing from an instrumentation business to a cryptocurrency mining business.

Office and general information and technology expenses increased by approximately $378 thousand during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to an increase in general office expense and software expenses as the company was working on developing and growing new technology to help build a stronger and more efficient internal infrastructure.

Board of directors expenses increased by approximately $164 thousand during the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 due to the addition of two board members in the fourth quarter of 2021 and an increase in board fees in the fiscal year 2022.

The company incurred operations and management expenses paid to Soluna BC for the nine months ended September 30, 2021 which was not paid for the nine months ended September 30, 2022 for $819 thousand.

Depreciation and Amortization associated with general and administrative expenses: Depreciation and amortization expense for the three and nine months ended September 30, 2022 totaled approximately $2.4 million and $7.1 million, respectively, compared to $1 thousand for the three and nine months ended September 30, 2021. This increase was mainly related to amortization expense of approximately $2.4 million and $7.1 million for the three and nine months ended September 30, 2022, respectively, related to the strategic pipeline contract that was acquired in October 2021, as well as small increases in depreciation expenses related to general and administrative items.

Impairment on Equity Investment: During the three and nine months ended September 30, 2022, the Company fully impaired the equity method investment of $750 thousand due to current projections with the equity investment in HEL.

Impairment on Fixed Assets: During the three and nine months ended September 30, 2022, the Company concluded that there were impairment indicators on property, plant and equipment associated with the S-9 and L3 miners in storage. As a result, a quantitative impairment analysis was required as of September 30, 2022. As such, the Company reassessed its estimates and forecasts as of September 30, 2022, to determine the fair values of the S-9 and L3 miners held in storage. As a result of the analysis, as of September 30, 2022, the Company concluded the carrying amount of the property, plant and equipment associated with the S-9 and L3 miners exceeded its fair value, which resulted in impairment charges of $1.1 million and $1.9 million for the three and nine months ended September 30, 2022. In addition, the Company assessed the active miners in operations and determined that based on Bitcoin pricing and other market factors, there has been a decline in the market value of the active miners in the Company’s operations. As a result, a quantitative impairment analysis was required as of September 30, 2022. It was determined based on the analysis, that the undiscounted cash flow with residual value was less than the net book value as of September 30, 2022, confirming the existence of a triggering event, and therefore required an impairment to be recognized. Based on the fair value of the active miners compared to the net book value, the Company determined that an impairment of approximately $26.9 million to be recognized for the three and nine months ended September 30, 2022 in relation to active miners. The Company notes that if we had depreciated the active miners over 12 months, total depreciation expense would have been $21.9 million, and that it would have taken the Company approximately 15 months to depreciate the impairment costs recognized on the active miners.

Operating Loss: Operating loss increased to $41.7 million and $57.9 million for the three and nine months ended September 30, 2022, respectively, from $936 thousand and $3.0 million during the three and nine months ended September 30, 2021, respectively. This $40.8 million and $55.0 million loss increase for the three and nine months ended September 30, 2022, respectively, was the result of the non-cash impairments of fixed assets and the equity investment, significant increases in general, and administrative expenses for items not incurred in the prior year related to the significant growth in the SCI operations, which led to increased revenue and costs in the three and nine months ended September 30, 2022.

Interest Expense: Interest expense for the three and nine months ended September 30, 2022 was $1.7 million and $7.9 million, respectively. Interest expense was primarily related to the $1.2 million and $6.5 million of interest expense for the three and nine months ended September 30, 2022, respectively in relation to the October Secured Notes issued on October 25, 2021 and certain promissory notes issued in each of February, March, and April 2022. Interest expense of $424 thousand and $1.3 million for the three and nine months ended September 30, 2022, respectively was also incurred under the NYDIG facility. The Company did not incur any material interest expense for the three and nine months ended September 30, 2021.

Loss on Debt Extinguishment and Revaluation: For the three and nine months ended September 30, 2022, the Company entered into the Addendum and Addendum Amendment in which per guidance in ASC 470, were treated as a debt extinguishment in our condensed consolidated financial statements. The Company incurred a loss on the fair value valuation of approximately $12.3 million. The Company did not incur a loss on debt for the three and nine months ended September 30, 2021. See Note 8.

Loss on Sale of Fixed Assets: The Company incurred a $1.0 million and $2.6 million loss for the three and nine months ended September 30, 2022, respectively, in connection with the disposal and sale of miners and equipment with a net book value of approximately $3.3 million and $5.4 million for the three and nine months ended September 30, 2022, respectively, which the Company received net proceeds of $2.35 million and $2.8 million for the three and nine months ended September 30, 2022. There were no such disposals or sale of miners or equipment for the three and nine months ended September 30, 2021.

Income Tax Benefit (Expense) from Continuing Operations: Income tax benefit from continuing operations for the three and nine months ended September 30, 2022 was $547 thousand and $1.3 million, respectively, compared to an income tax expense from continuing operations of $0 and $3 thousand for the three and nine months ended September 30, 2021, respectively. The increase in income tax benefit for the three and nine months ended September 30, 2022 was related to deferred tax amortization impact of acquiring an asset in a transaction that is not a business combination when the amount paid exceeds the tax basis on the acquisition date. As such, the Company is required to adjust the value of the strategic contract pipeline by approximately $10.9 million at inception date on (October 29, 2021), which was recorded as a deferred tax liability. This amount will be amortized over the life of the asset. For the three months and nine months ended September 30, 2022, the Company amortized $547 thousand and $1.6 million, respectively. Income tax benefit from continuing operations was offset by a $295 thousand deferred tax expense incurred in the second quarter of 2022 related to increasing the Company’s valuation allowance associated with the deferred tax asset.

Net Loss from Continuing Operations: Net loss from continuing operations for the three and nine months ended September 30, 2022 was $56.1 million and $79.4 million, respectively, compared to net loss from continuing operations of $933 thousand and $3.0 million for the three and nine months ended September 30, 2021, respectively. The increase in loss for the three and nine months ended September 30, 2022 were the result of the factors noted above, including expenses not incurred in the prior year period, such as amortization expense for the strategic pipeline contract intangible, depreciation on miners installed, impairments on fixed assets, and revaluation of debt and interest costs, utilities operating in the Company’s two facilities in Kentucky, and noncash compensation expense related to equity awards, partially offset by increases in cryptocurrency mining revenue and data hosting revenue.

Net Income from Discontinued Operations: As of September 30, 2022, the Company’s MTI Instruments business was reported as discontinued operations up to the date of the sale on April 11, 2022. Net loss from discontinued operations for the three months ended September 30, 2022 was $21 thousand compared to net income of $323 thousand for the three months ended September 30, 2021 The $21 thousand loss for the third quarter of 2022 related to a net working capital adjustment for the gain on sale. For the nine months ended, the Company’s net income from discontinued operations was $7.7 million compared to $500 thousand for the nine months ended September 30, 2021. This was primarily due to the $7.6 million gain on the sale of MTI Instruments offset with MTI Instruments only having ten days of operations prior to the sale on April 11, 2022, in addition to fewer sales of higher margin products, incurred a loss for the ten days in April, compared to a period of operations for the nine months ended September 30, 2021.

Consolidated Net Loss: Consolidated net loss for the three and nine months ended September 30, 2022 was $56.1 million and $71.6 million, respectively, compared to consolidated net loss of approximately $610 thousand and $2.5 million for the three and nine months ended September 30, 2021, respectively, primarily as a result of the factors noted above as related to net loss from continuing operations, as the Company continues to grow and build out their operations for the future.

Net Loss attributable to non-controlling interest: Net loss attributable to non-controlling interest for the three and nine months ended September 30, 2022 was $272 thousand in relation to the Company’s DVSL entity. There was no comparable balance for the three and nine months ended September 30, 2021.

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

Reconciliations of Adjusted EBITDA to net income from continuing operations, the most comparable U.S. GAAP financial metric, for historical periods are presented in the table below:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net loss from continuing operations	$(56,143)	$(933)	$(79,379)	$(2,952)
Interest expense	1,671	—	7,856	—
Income tax (benefit) expense	(547)	—	(1,344)	3
Depreciation and amortization	8,388	157	22,999	381
EBITDA	(46,631)	(776)	(49,868)	(2,568)

Adjustments: Non-cash items

Stock-based compensation costs	890	334	2,869	1,422
Loss on sale of fixed assets	988	—	2,606	—
Loss on debt extinguishment and revaluation	12,317	—	12,317	—
Impairment of equity investment	750	—	750	—
Impairment on fixed assets	28,086	—	28,836	—
Adjustments: Non-recurring items
Exchange registration expenses	—	—	—	293
Adjusted EBITDA	$(3,600)	$(442)	$(2,490)	$(853)

Stock-based compensation costs were approximately $635 thousand and $2.0 million for the three and nine months ended September 30, 2022 compared to approximately $130 thousand and $280 thousand for the three and nine months ended September 30, 2021, respectively, related to grants of restricted stock units to members of the Board and employees, and approximately $200 thousand and $765 thousand for the three and nine months ended September 30, 2022 compared to approximately $200 thousand and $1.1 million for the three and nine months ended September 30, 2021, respectively, related to grants of stock options. Stock-based compensation costs to consultants were $53 thousand and $121 thousand for the three and nine months ended September 30, 2022 compared to $0 and $49 thousand and for the three and nine months ended September 30, 2021, respectively.

The exchange registration expenses related to non-recurring expenses of approximately $189 thousand for the nine months ended September 30, 2021 associated with the Company’s reincorporation in Nevada in March 2021 and the related special meeting of stockholders we held on March 25, 2021 to approve the reincorporation and the adoption of the 2021 Stock Incentive Plan. In addition, the Company incurred approximately $104 thousand in fees related to the initial listing of its common stock on Nasdaq and associated legal expenses in connection with the Company’s initial listing and registration matters for the nine months ended September 30, 2021. There were no comparable exchange registration expenses related for the nine months ended September 30, 2022.

Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Nine Months Ended or As of	Nine Months Ended or As of	Year Ended or As of
	September 30,	September 30,	December 31,
	2022	2021	2021
Cash	$1,083	$15,817	$10,258
Working capital	(21,427)	18,322	9,299
Net loss from continuing operations	(79,379)	(2,952)	(6,388)
Net income from discontinued operations	7,751	500	1,127
Net cash (used in) provided by operating activities	(5,121)	2,381	4,635
Net cash provided by operating activities- discontinued operations	369	496	917
Purchases of property, plant and equipment	(61,867)	(17,632)	(45,792)
Cash dividends distributed on preferred stock	(3,852)	(176)	(630)

The Company has historically incurred significant losses primarily due to our past efforts to fund direct methanol fuel cell product development and commercialization programs, and most recently with the Company’s operations in cryptocurrency mining. The Company had a consolidated accumulated deficit of approximately $194.4 million as of September 30, 2022. As of September 30, 2022, the Company had negative working capital of approximately $21.4 million, a line of credit outstanding of $650 thousand, $13.3 million outstanding in notes payable that may be converted to common stock, and received additional equipment financing for up to $14.6 million, of which $6.5 million was a current liability. The Company had outstanding commitments as of September 30, 2022 related to SCI for $0.9 million in capital expenditures, and approximately $1.1 million of cash available to fund its operations.

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

As shown in the accompanying financial statements, the Company did not generate sufficient revenue to generate net income and has negative working capital as of September 30, 2022. In addition, the Company has seen a decline in the price of Bitcoin, which could have material and negative impacts to our operations. These factors, among others, may indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after issuance of the financial statements as of September 30, 2022, or November 14, 2022.

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

Operating Activities

Net cash used in operating activities from continuing operations was approximately $5.1 million for the nine months ended September 30, 2022. Cash was used in operations by a net loss from continuing operations of $79.4 million, less non-cash items of $75.9 million, consisting primarily of $23.0 million of amortization and depreciation expense for the year for the intangible asset acquired in 2021 and significant additions in fixed assets, approximately $2.8 million in stock-based compensation expense, $2.6 million in loss on sale of fixed assets, $28.8 million in impairment of fixed assets, $750 thousand for impairment on equity investment, $12.3 million on loss on debt extinguishment and revaluation, and $6.7 million for amortization on deferred financing costs and discount on notes payables issued during the year, offset with $1.3 million in deferred income tax benefits. The change in asset and liabilities of $1.6 million consisted primarily of an increase in accounts receivable of $1.5 million, with other incremental adjustments for the other asset and liability accounts.

Net cash provided by operating activities from continuing operations was $2.4 million thousand for the nine months ended September 30, 2021. Cash was consumed from operations by a net loss of $3.0 million, less $381 thousand of depreciation, $1.4 million of stock-based compensation expense, and $121 thousand for amortization of the Company’s operating lease assets. The change in assets and liabilities of $4.0 million was mainly due to increases of accounts payable and accrued liabilities of $4.5 million in the nine months ended September 30, 2022, offset by an increase in prepaid expenses and other current assets and other long-term assets of $1.4 million.

Net cash provided by operating activities from discontinued operations was $369 thousand for the nine months ended September 30, 2022 compared to $4 thousand for net cash used in operating activities for the nine months ended September 30, 2021, respectively. The relative changes in assets and liabilities were comparable between the two periods.

Investing Activities

Net cash used in investing activities from continuing operations during the nine months ended September 30, 2022 was approximately $53.0 million compared to 23.3 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, we had $61.9 million worth of capital expenditures, less a net change in deposits on equipment of $6.4 million, and $2.5 million in proceeds from the sale of equipment. For the nine months ended September 30, 2021, we had $17.6 million in capital expenditures and $5.6 million additions for net change in deposits on equipment.

Net cash provided by investing activities from discontinued operations during the nine months ended September 30, 2022 was approximately $9.0 million compared to net cash used in investing activities from discontinued operations of $37 thousand during the nine months ended September 30, 2021. The change represented the net cash proceeds from the sale of MTI Instruments of $9.0 million for the nine months ended September 30, 2022.

Financing Activities

Net cash provided by financing activities was approximately $39.6 million during the nine months ended September 30, 2022, which consisted primarily of $14.7 million in net proceeds from the sale of Series A and Series B Preferred Stock and $23.4 million in net proceeds from notes and short-term debt issuances. Proceeds of $779 thousand were also received in relation to common stock warrant exercises. During the nine months ended September 30, 2022, the Company made cash dividend payments of approximately $3.8 million to holders of its Series A Preferred Stock. Also, in the nine months ended September 30, 2022, the Company had a contribution of $4.3 million from its non-controlling interest in DVSL. In the nine months ended September 30, 2021, the Company’s net cash provided by financing activities of $33.6 million consisted of primarily of $15.4 million of net proceeds from a common stock capital raise in April 2021 and $18.3 million of net proceeds from preferred stock capital raises in August and December 2021.

On June 9, 2022, we entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with Univest Securities, LLC (“Univest”) pursuant to which we may sell, at our option, up to an aggregate of $10 million in shares of Series A Preferred Stock, with a $25.00 liquidation preference per share (the “ATM Shares”) through Univest, as sales agent. Sales of the ATM Shares made pursuant to the Sales Agreement, if any, will be made under the Company’s previously filed and currently effective shelf Registration Statement on Form S-3 (File No. 333-261427) and related prospectus supplement thereto. Prior to any sales under the Sales Agreement, the Company will deliver a placement notice to Univest that will set the parameters for such sale of the ATM Shares, including the number of ATM Shares to be sold, the time period during which sales are requested to be made, any limitation on the number of ATM Shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, Univest may sell the ATM Shares, if any, only by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) including, without limitation, sales made directly through the Nasdaq or any other trading market on which the ATM Shares are listed or quoted or to or through a market maker. In addition, subject to the terms and conditions of the Sales Agreement, with the Company’s prior written consent, Univest may also sell ATM Shares by any other method permitted by law, or as may be required by the rules and regulations of Nasdaq or such other trading market on which the Company’s common stock is listed or quoted, including, but not limited to, in negotiated transactions. Univest will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the ATM Shares in accordance with the terms of the Sales Agreement and any applicable placement notice. The Company cannot provide any assurances that Univest will sell any ATM Shares pursuant to the Sales Agreement. No ATM Shares have been sold pursuant to the Sales Agreement as of September 30, 2022.

Debt

On September 15, 2021, the Company entered into a $1.0 million unsecured line of credit with KeyBank, that will, among other things, allow the Company to request loans and to use the proceeds of such loans for working capital and other general corporate purposes. The line of credit bears interest at a rate of Prime + 0.75% per annum (6.25% interest rate as of September 30, 2022). Accrued interest is due monthly and principal is due in full following KeyBank’s demand. As of December 31, 2021, the entire line of credit of $1.0 million was drawn and outstanding. As of September 30, 2022, $350 thousand of the line has been paid down; therefore $650 thousand of the line of credit remains outstanding. The Company has been repaying a weekly $25 thousand of principal on the KeyBank facility each week since the beginning of September 2022. The Company does not plan to draw down on the line of credit in the foreseeable future. In addition, future drawdown may require pre-approval by KeyBank.

On October 25, 2021, the Company issued to certain institution investors secured convertible notes in the aggregate principal amount of approximately $16.3 million for an aggregate purchase price of $15.0 million. The notes are convertible, subject to certain conditions, at any time at the option of the investors, into an aggregate of 1,776,073 shares of the Company’s common stock. On July 19, 2022, the Company entered into the Addendum with the Noteholders to amend the terms the October Secured Notes. Pursuant to the Addendum, a portion of the October Secured Notes would be converted and may be redeemed in three tranches, with each tranche of $1,100,000 required to be converted into common stock in each case at the then in effect conversion price of the October Secured Notes, with such price, prior to each conversion, to be reduced (but not increased) to a 20% discount to the 5-day VWAP of the Company’s common stock. In addition, the Noteholders may require the Company to redeem up to $2,200,000 worth of October Secured Notes in connection with each tranche at a rate of $1.20 for every $1.00 owed, less the amount of October Secured Notes converted during such tranche, not including the required conversion amount if the Noteholders are unable to convert out of such amount of the October Secured Notes in each tranche. The Company is also required to deposit up to $1,950,000 in an escrow account in connection with each tranche to satisfy any redemptions, except with respect to the first tranche as provided in the Addendum Amendment. The Addendum also provides the right for the Company to pause the commencement of the conversion of the second and third tranches each for 45 days in the event the Company pursues an equity financing. On September 13, 2022, the Company entered into the Addendum Amendment with the Noteholders to amend the terms to extend the maturity date to April 15, 2023 and increase the principal amount of the October Secured Notes by approximately $520 thousand for a total outstanding principal amount of approximately $13 million.

On January 14, 2022, the Company effected an initial drawdown under the Master Equipment Finance Agreement with NYDIG in the aggregate principal amount of approximately $4.6 million that bore interest at 14%. On January 26, 2022, the Company had a subsequent drawdown of $9.6 million. Refer to Footnote 8 for the breakout of current and long term portion outstanding as of September 30, 2022.

On May 3, 2022, SCI entered into the Contribution Agreement with Spring Lane, pursuant to which Spring Lane agreed, pursuant to the terms and conditions of such agreement, to the Spring Lane Commitment. We anticipate that these capital contributions, once deployed into the projects, will help develop three behind-the-meter (BTM) projects designed to convert wasted renewable energy into clean computing services such as bitcoin mining and artificial intelligence. The Contribution Agreement outlines the framework for the Spring Lane Commitment; however, neither we nor Spring Lane are obligated to complete any projects under such agreement and any actual capital contributions are subject to various conditions precedent, including the receipt of requisite lender and other consents, acceptance by Spring Lane of specific projects and negotiations of agreements regarding those projects, including milestones and structure. In partial consideration of the amendment to the October notes discussed above, the investors agreed to release certain collateral covered by their security agreement to permit the Company to proceed forward with the initial phase of Project Dorothy, which we expect to be partially funded by Spring Lane, which the Company expects to complete in the near future. On August 5, 2022, the Company entered into the Dorothy Contribution Agreement with Spring Lane for an initial funding of up to $12.5 million for Project Dorothy.

Critical Accounting Policies and Significant Judgments and Estimates

The above discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. Note 2, Accounting Policies, to the consolidated financial statements in our Annual Report includes a summary of our most significant accounting policies. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, income taxes, fair value measurements, and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Periodically, our management reviews our critical accounting estimates with the Audit Committee of the Board.

Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained in this Form 10-Q that are not statements of historical fact may be forward-looking statements. When we use the words “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” “should,” “could,” “may,” “will” and similar words or phrases, we are identifying forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding:

●	management’s strategy and planned initiatives, including anticipated growth;

●	our ability to continue as a going concern;

●	conditions in the energy or cryptocurrency industries;

●	future capital expenditures and spending on research and development;

●	our ability to develop and utilize new products and technologies that address the needs of our customers;

●	our realization of income tax benefits in future years;

●	expected funding of future cash expenditures;

●	our expectations with respect to pending legal proceedings;

●	our expected operations and any adverse impacts on our business, operating results and financial condition;

●	failure of our strategic alliances to achieve their objectives or perform as contemplated and the risk of cancellation or early termination of such alliance by either party;

●	our expectations regarding increases in certain general and administrative expenses;

●	potential dispositions or acquisitions;

●	our issuance of additional preferred equity or debt securities, particularly in connection with growth or acquisition activities;

●	the expected impact of pending accounting updates;

●	general economic conditions and the uncertainty of the U.S. and global economy, particularly in light of the COVID-19 pandemic and its continuing effects, the impact of recent inflation globally, and the foreign and domestic government sanctions imposed on Russia as a result of their invasion of Ukraine and effects on the global economy;

●	anticipated cryptocurrency mining facility plans and operations;

●	fluctuating valuations of cryptocurrency; and

●	other factors discussed under the heading “Risk Factors” in this report and in our Annual Report.

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

Known Trends, Events and Uncertainties

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

Further, various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and overall economic conditions. For instance, the continuing armed conflict between Russia and Ukraine and inflation   have caused an unstable economic environment globally, which could negatively impact the Company by increasing our labor costs, through higher wages and higher interest rates, among others. If inflation or other factors were to significantly increase our business costs, our ability to develop our current projects may be negatively affected. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital in order to fund our operations.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of September 30, 2022, due to the following material weakness:

●	During the quarter ended September 30, 2022 the Company incurred a debt amendment towards the end of the quarter. The Company performed accounting analysis to record this transaction. However, due to the complexity and timing of this transaction, additional material adjustment was identified, recorded and reported in the condensed consolidated financial statements later during the quarterly review.

Notwithstanding the existence of this material weakness, management has concluded that the Company’s unaudited condensed consolidated financial statements in its Quarterly Report on Form 10-Q for the period ended September 30, 2022 are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America.

Remediation:

Our Board of Directors and management take internal control over financial reporting and the integrity of our financial statements seriously. Management continues to work to improve its controls related to our material weaknesses.  The remediation actions include: (i) enhancing design and documentation related to complex transactions and control activities, and (ii) developing robust review procedures to ensure the proper recording and reporting the complex transactions, specifically for those incurred at the end of reporting periods due to the limited time available for analyzing, processing, recording and reporting.  To achieve the timely implementation of the above, management has commenced the following actions and will continue to assess additional opportunities for remediation on an ongoing basis:

●	Implementing more robust policies and procedures, relating to complex transactions and assessments, to ensure the reliability of controls and financial reporting
●	Engaging consultants and third-party specialists to ensure that all entries recorded in regards to complex transactions align to accounting guidance and align to expectations on the condensed financial statements.

We cannot provide any assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective as a result of these efforts. In addition, we continue to evaluate and work to improve our internal control over financial reporting related to the identified material weakness, management may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above.

(b) Changes in Internal Control Over Financial Reporting

We are taking the remedial actions described above and expect to implement them prior to December 31, 2022.  Other than the changes for our control procedures around complex transactions in which we plan to remediate above, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business

Our inability or failure to access power sources to provide adequate energy to our facilities and operations would materially impact our operations.

Our cryptocurrency mining operations require significant amounts of energy, and the lack of a power supply agreement and inability to access power sources could result in our inability to obtain adequate power needed for our cryptocurrency mining operations. Unless and until we were able to obtain such power directly from power suppliers, such would result in a significant interruption to our business. We may also incur significant costs associated with negotiating and entering into power supply agreements to provide power to our facilities, and with setting up corresponding infrastructure to receive such power directly. Further, there can be no assurances that we would be able to enter into power supply agreements with power suppliers, or negotiate power supply agreements on favorable terms to us.

We may undertake cost-reduction initiatives to reduce our expenses and to better align our expenses with our business.

In order to reduce our expenses and better align our expenses with our business, we may take one or more measures, including but not limited to, a reduction in personnel, restructuring initiatives and a reduction in other expenditures. These expense reduction measures may yield unintended consequences and costs, such as the loss of institutional knowledge and expertise, attrition beyond our intended reduction-in-force, lowered morale among our remaining employees, and the risk that we may not achieve the anticipated benefits of such cost-saving measures, all of which may have an adverse effect on our results of operations or financial condition. We may also discover that the reductions in workforce and other cost-cutting measures may make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. There can be no assurances that any cost-saving initiatives we may take will be successful in reducing our expenses.

Risks Related to Our Indebtedness

Our obligations under the October Secured Notes are secured by substantially all of our assets, and if we default on those obligations, the holders of the October Secured Notes could foreclose on our assets. As a result of these security interests, such assets would only be available to satisfy claims of our general creditors or to holders of our equity securities if we were to become insolvent at a time when the value of such assets exceeded the amount of our indebtedness and other obligations.

On October 20, 2021, we entered into the October SPA with the Noteholders, and issued, upon closing of the offering on October 25, 2021, the October Secured Notes in the aggregate principal amount of $16,304,348 for an aggregate purchase price of $15 million to the Noteholders. The Noteholders have a security interest in substantially all of our assets pursuant to the October Secured Notes. As a result, if we default under our obligations to the Noteholders, the Noteholders could foreclose on their security interests and liquidate some or all of these assets, which would harm our business, financial condition and results of operations. The outstanding principal amount of the October Secured Notes as of November 9, 2022, was $13,006,022.

In the event of a default, the Noteholders would have a prior right to substantially all of our assets to the exclusion of our general creditors. In that event, our assets would first be used to repay in full all indebtedness and other obligations secured by the Noteholders, resulting in all or a portion of our assets being unavailable to satisfy the claims of any unsecured indebtedness. Only after satisfying the claims of any unsecured creditors would any amount be available for our equity holders. These events of default include, among other things, our failure to pay any amounts due under the October Secured Notes and the October SPA, including any amendments thereto, a breach of covenants or obligations under the October Secured Notes and the October SPA, our insolvency, a material adverse effect occurring, the occurrence of certain defaults under certain other indebtedness or certain final judgments against us.

The pledge of these assets and other restrictions may limit our flexibility in raising capital for other purposes. Because substantially all of our assets are pledged under October Secured Notes, our ability to incur additional secured indebtedness or to sell or dispose of assets to raise capital may be impaired, which could have an adverse effect on our financial flexibility.

In addition, following an event of default under the October Secured Notes, the Noteholders will have the right to declare all outstanding borrowings under the October Secured Notes, together with accrued interest and other amounts payable thereunder, to be immediately due and payable in cash. If the debt under the October Secured Notes was to be accelerated, we cannot assure you that our assets would be sufficient to repay in full our debt.

Our outstanding debt obligations may adversely affect our cash flow and our ability to operate our business.

As of November 9, 2022, we had the principal balance remaining of approximately $13.0 million on the October Secured Notes, approximately $9.9 million under the Master Equipment Finance Agreement, dated as of December 30, 2021, as amended, by and between Soluna MC Borrowing 2021-1 LLC, our indirect wholly owned subsidiary, and NYDIG as lender, servicer and collateral agent, and we had the principal balance remaining of $500,000 under an unsecured line of credit we entered into with KeyBank on September 15, 2021, of which accrued interest is due monthly, and principal is due in full following the lender’s demand. We have agreed to repay $25,000 of principal under the KeyBank facility each week. Under the NYDIG facility, we, through Soluna MC Borrowing 2021-1 LLC, are required to make average monthly principal and interest payments of approximately $730,000 on initial drawdown in aggregate principal amount of approximately $4.6 million bearing interest at 14%, and a subsequent drawdown of $9.6 million. Although we are currently in discussions with NYDIG to potentially modify the repayment schedule under the NYDIG Facility, and for the month of September 2022, made interest-only payments which has delayed our future monthly principal and interest payments by one month each, there is no assurance that we will be able to modify the repayment schedule under the NYDIG Facility. Pursuant to the terms of October Secured Notes, on April 25, 2023, the maturity date of the October Secured Notes, to the extent the October Secured Notes are not converted, the October Secured Notes are payable in full. Additionally, pursuant to the Addendum and the Addendum Amendment, we are required to hold certain funds in escrow for conversion or redemption of the October Secured Notes in tranches. We may be unable to repay the outstanding debt obligations. Such failure to repay the outstanding debt obligations could have a material adverse effect on our financial condition.

The terms of our October Secured, the NYDIG facility and the KeyBank facility could have negative consequences to us, including but not limited to limiting our to obtain additional financing to fund working capital, operating losses, capital expenditures or acquisitions on terms acceptable to us, or at all, limiting the amount of cash we have to operate our business, reducing the number of authorized and unissued shares of our common stock available for issuance, including in subsequent equity financings, in the event the Noteholders elect to convert the October Secured Notes into common stock, and increasing our vulnerability to economic downturns and adverse developments in our industry or the economy in general.

Our ability to meet our expenses and debt obligations will depend on our future performance, which will be affected by financial, business, economic, regulatory and other factors. We will be unable to control many of these factors, such as economic conditions. We cannot be certain that we will continue to have sufficient capital to allow us to pay the principal and interest on our debt and meet any other obligations. If we do not have enough money to service our debt, we may be required, but unable to refinance all or part of our existing debt, sell assets, borrow money or raise equity on terms acceptable to us, if at all, and the lender could foreclose on its security interests and liquidate some or all of our assets.

Risks Related to Our Financial Position, Capital Requirements and Financings

There is substantial doubt about our ability to continue as a going concern.

As shown in the accompanying financial statements as of September 30, 2022, we did not generate sufficient revenue to generate net income, and have negative working capital as of September 30, 2022. In addition, we have seen a decline in the price of Bitcoin due its volatility, which could have material and negative impact to our operations. These factors, among others including, but not limited to the changes in inflation, interest rates and overall economic conditions, may indicate that there is substantial doubt about our ability to continue as a going concern within one year after issuance of the financial statements for the three months ended September 30, 2022, or November 14, 2022. If we are unable to meet our financial obligations, we could be forced to restructure or refinance, seek additional equity capital or sell our assets. We might then be unable to obtain such financing or capital or sell our assets on satisfactory terms. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, if and when it is needed, we will be forced to delay or scale down some or all of our development activities or perhaps even cease the operation of our business.

Our outstanding notes, the terms of our preferred stock and certain of our warrants contain provisions that could limit our financing options and liquidity position or make it difficult to consummate public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, which would limit our ability to grow our business.

Certain provisions in our outstanding notes, the certificates of designation for our Series A Preferred Stock and Series B Preferred Stock and certain of our warrants impose operating and financial restrictions on us. These restrictions prohibit, make difficult, or limit our ability to, among other things:

● pay cash dividends to our stockholders, subject to various conditions;

● redeem or repurchase or otherwise acquire our common stock or other equity;

● sell, lease, license, lend or otherwise convey an interest in a material portion of our assets;

● sell or otherwise issue shares of our common stock or other capital stock, including in equity offerings, subject to certain limited exceptions.

Pursuant to the October SPA Agreement pursuant to which we issued the October Secured Notes, until the obligations are paid in full, the only financings we may pursue are certain equity financings, subject to pricing limitations and conditions. In addition, the securities purchase agreement contains a “most favored nation” provision. See “—Risks Related to Our Securities—Certain provisions in our debt instruments and Series B Certificate of Designations may require us to issue additional securities to the holders of such debt instruments and Series B Preferred Stock, which would dilute the interests of other security holders and may depress the market price of our securities.”

Moreover, the Series B Certificate of Designations and certain of our outstanding warrants contain conversion price or exercise price adjustments upon subsequent public offering of our securities, subject to certain conditions.

Additionally, failure to comply with the restrictions in our debt instruments could result in events of default, which, if not cured or waived, could result in us being required to repay the borrowings before their due date. If we are forced to refinance these borrowings on less favorable terms, our results of operations and financial condition could be adversely affected by increased costs and rates.

These restrictions, as well as certain conversion price adjustments and other anti-dilution features of the Series B Preferred Stock, October Secured Notes and certain of our warrants, including but not limited to, the potential reset of conversion or exercise prices, as applicable, and “most favored nation” provisions, may limit our ability to obtain additional financing on favorable terms to us, or at all, or make it difficult to consummate public or private equity offerings, debt financings or corporate collaboration and licensing arrangements, which would limit our ability to grow our business or take advantage of certain business opportunities, all of which could have an adverse impact on our business and results of operations.

We will require additional capital to fund our operations. Failure to obtain this necessary capital if needed may force us to delay, limit, or terminate our business plans or our operations.

We are considering further increasing the processing power of our cryptocurrency mining operations as we seek to leverage our experience and expertise in this area of operations. To do so, however, we will need to raise additional capital by debt and/or equity financing, which may not be available to us on acceptable terms or at all. If we experience a significant and sustained drop in operating profits, or if there are unanticipated reductions in cash inflows or increases in cash outlays, we may be subject to cash shortfalls. Failure to generate adequate cash from our operations or find sources of funding would require us to scale back or curtail our operations or expansion efforts, including limiting our ability to expand the SCI cryptocurrency business to a larger-scale cryptocurrency mining operation, and would have an adverse impact on our business and financial condition.

Raising additional capital through equity or convertible debt securities may cause dilution to your ownership interest in our securities.

We may continue to seek funds through equity or debt financings, collaborative or other arrangements with corporate sources, or through other sources of financing, and the price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable into our common stock in future transactions may be higher or lower than the price per share which you purchased our securities. To the extent that we raise additional capital through the issuance and sale of equity or convertible debt securities, your ownership interest in our securities may be diluted. The exercise or conversion of such securities into shares of common stock, or further shares issued, may result in further dilution to your ownership interest. Further, we may choose to raise additional capital due to market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans.

The price per share at which we sell additional shares of our common stock or other securities convertible into or exchangeable into our common stock in future transactions may be higher or lower than the price per share which you purchased our securities.

The terms of any financing arrangements we enter into may adversely affect the holdings or the rights of our stockholders and the issuance of additional securities by us, or the possibility of such issuance, may cause the market price of our shares to decline.

Certain of our agreements with investors and our outstanding warrants contain provisions that impose limitations on our ability to participate in certain variable rate transactions, including at-the-market transactions, which may limit our opportunities to obtain financing in sufficient amounts or on acceptable terms. The sale of additional equity or convertible debt securities would dilute all of our stockholders, and if such sales occur at a deemed issuance price that is lower than the current exercise price of certain of our outstanding warrants, the exercise price for those warrants would adjust downward to the deemed issuance price pursuant to price adjustment protection contained within those warrants.

The incurrence of indebtedness through credit facilities would result in increased fixed payment obligations and, potentially, the imposition of restrictive covenants. Those covenants may include limitations on our ability to incur additional debt, making capital expenditures or declaring dividends, and may impose limitations on our ability to acquire, sell, or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business.

If we raise additional funds through collaborations, strategic alliances, or licensing arrangements or other marketing or distribution arrangements with third parties, we may have to relinquish valuable rights to our technologies or future revenue streams on terms that may not be favorable to us. If we are unable to expand our operations or otherwise capitalize on our business opportunities, our business, financial condition and results of operations could be materially adversely affected.

If we are unable to raise additional funds through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts, or grant others rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves.

Risks Related to Our Preferred Stock

We may not have sufficient cash from our operations to enable us to pay dividends on the Series A Preferred Stock.

Although dividends on the Series A Preferred Stock are cumulative, our board of directors must approve the actual payment of the dividends. We will pay monthly dividends on the Series A Preferred Stock from funds legally available for such purpose when, as and if declared by the board of directors or any authorized committee thereof. The board of directors can elect at any time or from time to time, and for an indefinite duration, not to pay any or all accumulated dividends. The board of directors could do so for any reason. The amount of dividends we can pay depends upon the amount of cash we generate from and use in our operations, which may fluctuate significantly based on, among other things:

●	the level of our revenues and our results of operations;
●	prevailing global and regional economic and political conditions;
●	the effect of domestic and foreign governmental regulations on the conduct of our business;
●	our ability to service and refinance our current and future indebtedness;
●	our ability to raise additional funds through future offerings of securities to satisfy our capital needs; and
●	our ability to draw on our existing credit facilities and the ability of our lenders to perform their obligations under their agreements with us.

In addition, if payment of dividends on the Series A Preferred Stock for any dividend period would cause us to fail to comply with any applicable law, including the requirement under the Nevada Revised Statutes (“NRS”) that dividends be paid out of surplus or net profits, we will not declare or pay a dividend for such dividend period. Our ability to pay dividends on the Series A Preferred Stock may also be restricted or prohibited by the terms of any senior equity securities or indebtedness. The instruments governing the terms or future financings or refinancing of any borrowings may contain covenants that restrict our ability to pay dividends on the Series A Preferred Stock. The Series A Preferred Stock places no restrictions on our ability to incur indebtedness with such restrictive covenants. In the event that the payment of a dividend on the Series A Preferred Stock would cause us to fail to comply with any applicable law or would be restricted or prohibited by the terms of any senior equity securities or indebtedness, holders of the Series A Preferred Stock will not be entitled to receive any dividend for that dividend period, and the unpaid dividend will cease to accrue or be payable.

So long as any shares of Series A Preferred Stock remain outstanding, unless we have also either paid or declared and set part in full the payment for cumulative dividends on our Series A Preferred Stock for all past completed dividend periods, we may not declare or set apart for payment any dividends or make any distribution of cash or other property on our common stock or other capital stock ranking junior or on parity with the Series A Preferred Stock, including our Series B Preferred Stock. We may not have sufficient cash available to pay dividends on the Series A Preferred Stock or Series B Preferred Stock when such dividends become payable which will in turn prohibit us from declaring or paying any cash dividend or other distribution to holders of shares of our Series B Preferred Stock.

The amount of cash that we will have available for dividends on the Series A Preferred Stock will not depend solely on our profitability.

The actual amount of cash that we will have available for dividends on the Series A Preferred Stock also depends on many factors, including, among others:

●	changes in our operating cash flow, capital expenditure requirements, working capital requirements and other cash needs;
●	restrictions under our existing or future credit, capital lease and operating lease facilities or any future debt securities; and
●	the amount of any reserves established by our board.

The amount of cash that we generate from our operations may differ materially from our net income or loss for the period, which is affected by non-cash items, and the board in its discretion may elect not to declare any dividends. As a result of these and the other factors mentioned above, we may pay dividends during periods when we record losses and may not pay dividends during periods when we record net income.

Our ability to meet our obligations under the Series A Preferred Stock depends on the earnings and cash flows of our subsidiaries and the ability of our subsidiaries to pay dividends or advance or repay funds to us.

We conduct all of our business operations through our subsidiaries. In servicing dividend payments to be made on the Series A Preferred Stock, we will rely on cash flows from these subsidiaries, mainly dividend payments and other distributions. The ability of these subsidiaries to make dividend payments to us will be affected by, among other factors, the obligations of these entities to their creditors, requirements of corporate and other law, and restrictions contained in agreements entered into by or relating to these entities.

We may incur additional indebtedness, which may impact our financial position, cash flow and ability to pay dividends on the Series A Preferred Stock and Series B Preferred Stock.

As of November 9, 2022, we had total indebtedness of approximately $23.4 million. We may incur additional indebtedness and become more highly leveraged, which may negatively impact our financial position, cash flow and ability to pay dividends on the Series A Preferred Stock. Increases in our borrowing could affect our financial condition and make it more difficult for us to comply with the financial covenants governing our indebtedness.

While there are no restrictions under our current indebtedness on our ability to pay dividends to the holders of our preferred stock, our future indebtedness may restrict payments of dividends on the Series A Preferred Stock or Series B Preferred Stock.

The Series A Preferred Stock and Series B Preferred Stock represent perpetual equity interests.

The Series A Preferred Stock and Series B Preferred Stock represent perpetual equity interests in us and, unlike our indebtedness, will not give rise to a claim for payment of a principal amount at a particular date. As a result, holders of such shares of our preferred stock may be required to bear the financial risks of an investment in the shares of preferred stock for an indefinite period of time.

Additionally, if the Series A Preferred Stock is delisted from Nasdaq, the ability to transfer or sell shares of the Series A Preferred Stock may be limited and the market value of the Series A Preferred Stock will likely be materially adversely affected.

Dividends or other payments with respect to the Series A Preferred Stock and Series B Preferred Stock may be subject to withholding taxes in circumstances where we are not obliged to make gross up payments, and this could result in holders receiving less than expected in such circumstances.

In the event of certain changes to current tax law that require tax to be withheld from dividends or other payments on the Series A Preferred Stock and Series B Preferred Stock, we are not required to make gross up payments in respect of such taxes. This would result in holders of Series A Preferred Stock and Series B Preferred Stock receiving less than expected and could materially adversely affect the return on such holders’ investment.

Risks Related to Our Securities

Provisions of our corporate charter documents, bylaws and certain of our debt instruments may make an acquisition of us or a change in our management more difficult.

Provisions in our articles of incorporation, as amended (the “Articles of Incorporation”) and our bylaws (the “Bylaws”) may discourage, delay or prevent a merger, acquisition or other change in control of us that our stockholders may consider favorable, including transactions in which stockholders might otherwise receive a premium for their shares. These provisions could also limit the price that investors might be willing to pay in the future for shares of our common stock, thereby depressing the market price of our common stock. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors. Because our board of directors is responsible for appointing the members of our management team, these provisions could in turn affect any attempt by our stockholders to replace current members of our management team. Among others, these provisions include that:

●	allow the authorized number of directors to be changed by of our board of directors;
●	alter our bylaws without obtaining stockholder approval;
●	authorize the board of directors to amend the Bylaws;
●	limit who may call stockholder meetings; and
●	require the approval of the holders of a majority of the outstanding shares of our capital stock entitled to vote in order to amend certain provisions of our Articles of Incorporation.

In addition, under the October Secured Notes, a consolidation, merger or transfer of all or substantially all of our assets or to effect a change in control of our ownership could constitute events of default, absent a waiver from the Noteholders. If such defaults were to occur absent a waiver, the holders of the October Secured Notes may elect to declare the outstanding principal amount due under the October Secured Notes, together with liquidated damages and other amounts payable thereunder, to become immediately due and payable in cash. Under the Certificate of Designations, Preferences and Rights of our Series A Preferred Stock, filed with the Secretary of State of the State of Nevada on August 18, 2021, as amended (the “Series A Certificate of Designations”), upon a change of control, holders of our Series A Preferred Stock may also elect to convert all or some of their shares into shares of common stock.

Further, the concentration of ownership of our outstanding voting stock held by our directors and officers may delay, defer or prevent a change in control. As of November 9, 2022, our directors and executive officers held the current right to vote approximately 25.6% of the Company’s outstanding voting stock, and of this total, 21.4%  was owned or controlled by Brookstone XXIV, for which Michael Toporek, our Chief Executive Officer, also serves as Managing General Partner. Our directors and executive officers also have the right to acquire additional shares of our common stock by exercising their equity awards under our equity compensation plans, which could increase their voting percentage significantly. As a result, Mr. Toporek acting alone, and/or many of our officers and directors acting together may have the ability to exert significant control over our decisions and control our management and affairs, including delaying, deferring or preventing a change in control, impeding a merger, consolidation, takeover or other business combination involving us; or discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us.

Additionally, we have a classified board of directors, which means that at least two stockholder meetings, instead of one, will be required to effect a change in the majority control of our board of directors. This applies to every election of directors, not just an election occurring after a change in control. The classification of our board increases the amount of time it takes to change majority control of our board of directors and may cause potential acquirers to lose interest in a potential purchase of us, regardless of whether our purchase would be beneficial to us or our stockholders. The additional time and cost to change a majority of the members of our board of directors makes it more difficult and may discourage our existing stockholders from seeking to change our existing management in order to change the strategic direction or our operational performance. As a result of these provisions in our corporate charter documents, bylaws and certain of our debt instruments, the price investors may be willing to pay in the future for shares of our common stock may be limited.

Certain provisions in our debt instruments and Series B Certificate of Designations may require us to issue additional securities to the holders of such debt instruments and Series B Preferred Stock, which would dilute the interests of other security holders and may depress the market price of our securities.

Pursuant to the October SPA and the MFN Provision thereunder, as long as any Noteholder holds any of the October Secured Notes with a principal amount in excess of $1,500,000, in the event that we issue or sell any common stock or common stock equivalents, if the Noteholder holding outstanding securities issued pursuant to the October 2021 Purchase Agreement reasonably believes that any of the terms and conditions of an offering by the Company of common stock or common stock equivalents are more favorable than the terms and conditions granted to the Noteholder pursuant to the October SPA, upon notice to us within five trading days after disclosure of such sale or issuance, we will amend the terms of the October SPA as to such Noteholder, only so as to give such Noteholder the benefit of such more favorable terms or conditions. In the event the Noteholder provides such notice and the terms of the October SPA are amended as to such Noteholder as a result of issuances of common stock or common stock equivalents, we may need to issue additional securities to such Noteholders, which could result in further dilution to our investors.

To raise additional capital, we may in the future offer additional shares of common stock or other securities convertible exchangeable, or exercisable for shares of our common stock at prices and other terms that may be more favorable than the terms offered to the holders of the October Secured Notes. This may result in additional dilution to our stockholders and could afford our stockholders a smaller percentage interest in our voting power, liquidation value and aggregate book value. The existence of the MFN Provision may also make it more difficult for us to consummate future offerings of our securities at a time and a price that we deem appropriate and may trigger our obligation to obtain stockholder approval in connection with our future offerings under certain Nasdaq Listing Rules and related guidance.

Additionally, the Series B Certificate of Designations contains an anti-dilution provision which, at any time after the October Secured Notes have been fully redeemed, defeased or converted, subject to limited exceptions, would reduce the conversion price of the Series B Preferred Stock (and increase the number of shares common stock issuable upon such conversion) to 90% of the VWAP as reported on Nasdaq for the five consecutive trading days after the effective date of the registration statement registering the resale of the shares of common stock issuable upon the conversion of the shares of Series B Preferred Stock has been declared effective, and in the event we undertake a public offering of our common stock or common stock equivalents, upon the completion of the public offering, the conversion price shall be equal to 90% of the average VWAP reported on Nasdaq for the five consecutive trading days after the completion date of public offering. The shares of Series B Preferred Stock are initially convertible to 1,155,268 at a conversion price of $5.41 per share and the conversion price shall in no event be lower than $1.08 per share.

The shares of Series B Preferred Stock will not be convertible into shares of our common stock until the October Secured Notes have been either redeemed in full, defeased or converted. In the event that the average price of our common stock is below the conversion price of the Series B Preferred Stock at the time such shares may be converted, the number of shares of common stock issuable upon such conversion would increase, which would dilute the percentage ownership interest of all stockholders, increase the number of our publicly traded shares and may dilute the book value per share of our common stock, which could depress the market price of our securities regardless of our business performance.

Our Series A Preferred Stock and Series B Preferred Stock have liquidation preferences that are senior to our common stock.

The payment due upon liquidation on the Series A Preferred Stock is fixed at the liquidation preference of $25.00 per share, plus an amount equal to all accumulated and unpaid dividends thereon to the date of liquidation, whether or not declared. In addition, our Series B Preferred Stock ranks pari passu with our Series A Preferred Stock and upon any liquidation, dissolution or winding-up is entitled to the greater of the aggregate stated value of the Series B Preferred Stock or the amount the holder of the Series B Preferred Stock would be entitled to receive if the Series B Preferred Stock were fully converted to common stock, which amounts shall be paid on par with all shoulders of our common stock. In the event of our voluntary or involuntary liquidation, dissolution or winding up of our affairs, the holders of the Series A Preferred Stock and Series B Preferred Stock shall be entitled to receive out of our assets that are legally available for distribution, prior to and in preference to distributions to the holders of our common stock or classes and series of securities of the Company which by their terms do not rank senior to the Series A Preferred Stock and Series B Preferred Stock, and either in preference to or pari passu with the holders of any other series of preferred stock that may be issued in the future that is expressly made senior or pari passu, as the case may be. After the payment of the liquidation preference to the holders of our Series A Preferred Stock and payment of the greater of the aggregate stated value of the Series B Preferred Stock or the amount the holder of the Series B Preferred Stock would be entitled to receive if such shares were converted into shares of common stock, holders of our common stock are entitled to receive our remaining assets in proportion to the respective number of shares held after payment of and reservation for our liabilities. There can be no assurance that we will have available assets to pay to the holders of common stock, or any amounts, upon such a liquidation, dissolution or winding-up of our business and you could lose some or all of your investment. The existence of the liquidation preferences may reduce the value of our common stock, make it harder for us to sell shares of common stock in offerings in the future, or prevent or delay a change of control.

There may be future sales of Series A Preferred Stock, Series B Preferred Stock or securities convertible into common stock, which may adversely affect the market price of our common stock and Series A Preferred Stock.

Subject to the terms of the October Secured Notes, the certificates of designations of our Series A and Series B Preferred Stock, our Articles of Incorporation and the NRS, we are not restricted from issuing additional shares of Series A Preferred Stock, Series B Preferred Stock or securities convertible into common stock. The market price of our common stock and Series A Preferred Stock could decline as a result of sales of Series A Preferred Stock, Series B Preferred Stock, or securities convertible into common stock, or as a result of the perception that such sales could occur. Because our decision to issue securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of any future offerings. Thus, holders of our common stock and our Series A Preferred Stock bear the risk of our future offerings or sales, or the perception that such offerings or sales may occur, of our Series A Preferred Stock, Series B Preferred Stock or securities convertible into common stock reducing the market price of our common stock and Series A Preferred Stock and diluting their holdings. Future sales of our Series A Preferred Stock, Series B Preferred Stock, or securities convertible into common stock could additionally result in further dilution to your shares of common stock or Series A Preferred Stock in the event such shares of preferred stock are converted into shares of common stock.

We may incur additional indebtedness and obligations to pay dividends on our preferred stock, some of which may be senior to the rights of our common stock.

We may, subject to certain limitations, incur additional indebtedness and obligations to pay cumulative dividends on preferred stock, some of which may be senior to the rights of our common stock. Subject to certain limitations, the certificates of designations of our Series A Preferred Stock and Series B Preferred Stock do not prohibit us or our subsidiaries from incurring additional indebtedness or issuing additional series of preferred stock. Any such indebtedness will in all cases be senior to the rights of holders of our common stock. We may also issue additional series of preferred stock that contain dividend rights and liquidation preferences that are senior to the rights of holders of our common stock. If we issue any additional preferred stock that ranks senior or pari passu with the Series A Preferred Stock and Series B Preferred Stock, the holders of those shares will be entitled to a senior or ratable share with the holders of the Series A Preferred Stock and Series B Preferred Stock in any proceeds distributed in connection with our insolvency, liquidation, reorganization or dissolution. This may have the effect of reducing the amount of proceeds paid to the holders of our common stock.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 25, 2022, the Company granted 3,250 shares of common stock to MZHCI, LLC at a price basis of $3.34 per share as partial compensation for consulting advisory services. The shares were granted pursuant to the Consultant Agreement dated as of May 25, 2022 by MZHCI, LLC and the Company. The shares were issued in reliance upon an exemption pursuant to Section 4(a)(2) of the Securities Act.

On September 14, 2022, the Company granted 180,451 shares of common stock to Univest, at a price basis of $2.66 per share. These shares were granted pursuant to the Placement Agency Agreement dated as of September 13, 2022 by Univest and the Company as partial compensation for Univest’s services as placement agent. The shares of common stock were issued in reliance upon the exemption from the registration requirements in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
1.1	Underwriting Agreement, by and between the Company and Univest Securities, LLC, dated October 24, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2022).
3.1	Articles of Incorporation (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2021).
3.2	Articles of Merger filed with the Secretary of State of Nevada on March 29, 2021 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2021).
3.3	Certificate of Merger filed with the Department of State of New York on March 29, 2021 (Incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC on March 30, 2021).
3.4	Certificate of Amendment filed with the Secretary of State of Nevada dated June 9, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2021).
3.5	Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on November 2, 2021 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 4, 2021).
3.6	Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock filed with the Secretary of State of the State of Nevada on August 18, 2021 (Incorporated by reference to the Company’s Form 8-A, filed with the SEC on August 19, 2021).
3.7	Form of 9.0% Series A Cumulative Perpetual Preferred Stock Certificate (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 23, 2021).
3.8	Certificate of Amendment to Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock, filed with the Secretary of State of the State of Nevada on December 22, 2021 (Incorporated by reference to the Company’s Form 8-K Report filed with the SEC on December 29, 2021).
3.9	Certificate of Amendment to Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock, filed with the Secretary of State of the State of Nevada on April 21, 2022 (Incorporated by reference to the Company’s Form 8-K Report filed with the SEC on April 27, 2022).

3.10**	Certificate of Designation of Series B Convertible Preferred Stock, filed with the Nevada Secretary of State on July 20, 2022.
4.1	Form of Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2022).
4.2	Form of Class D Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).
4.3	Form of Class E Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).
4.4	Form of Class F Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).
4.5	Form of Class G Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).
4.6	Form of Underwriter’s Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2022).
10.1	Employment Agreement, by and between Soluna Holdings, Inc. and Philip F. Patman, Jr, dated as of July 29, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K Report filed with the SEC on August 3, 2022).
10.2	Form of Addendum by and between the Company, Collateral Agent, and each purchaser identified on Schedule A hereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2022).
10.3	Form of Securities Purchase Agreement by and among the Company and the purchasers signatory thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2022).
10.4	Form of Leak-Out Agreement by and between the Company and the signatory thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2022).
10.5	Contribution Agreement by and between Soluna Holdings, Inc., Soluna SLC Fund I Projects Holdco, LLC, Soluna DV Devco, LLC, and Soluna DVSL ComputeCo, LLC, dated as of August 5, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2022).
10.6	Form of Addendum Amendment by and Between the Company and the signatories thereof, dated September 13, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).
10.7	Form of Series B Consent by and between the Company and the signatory thereof, dated September 13, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

All other exhibits for which no other filing information is given are filed herewith.

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text and including detailed tags: (i) Condensed Consolidated Balance Sheets at September 30, 2022 and December 31, 2021; (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021; (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021; and (iv) related notes.

** Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Soluna Holdings, Inc.

Date: November 14, 2022	By:	/s/ Michael Toporek
Michael Toporek Chief Executive Officer

	By:	/s/ Philip Patman, Jr.
Philip Patman, Jr. Chief Financial Officer

