Form 10-K
period 2022-12-31
Soluna Holdings, Inc
filed 2023-03-31
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2022 (based on the closing price of $4.07 per share on the Nasdaq Stock Market LLC for that date) was $39,047,018.

As of March 28, 2023, the Registrant had 24,676,680 shares of common stock outstanding.

Documents incorporated by reference: Portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Cautionary Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including the discussion in this section, contains forward-looking statements that involve risks and uncertainties. Any statements herein that are not statements of historical fact may be forward-looking statements. When we use the words “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” “should,” “could,” “may,” “will,” and similar words or phrases, we are identifying forward-looking statements which may involve estimates, assumptions and uncertainties which could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. In making these forward-looking statements, the Company has assumed that the current market will continue and grow and that the risks listed below will not adversely impact the Company.

By their nature, forward-looking statements involve numerous assumptions, inherent risks and uncertainties, both general and specific, which contribute to the possibility that the predicted outcomes may not occur or may be delayed. Forward-looking statements may relate to future financial conditions, results of operations, plans, objectives, performance or business developments. These statements speak only as of the date they are made and are based on information currently available and on the then current expectations and assumptions concerning future events, which are subject to a number of known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements, including, but not limited to, risks and uncertainties related to:

●	the availability of financing opportunities, risks associated with economic conditions, dependence on management and conflicts of interest;

●	the ability to service debt obligations and maintain flexibility in respect of debt covenants;

●	economic dependence on regulated terms of service and electricity rates;

●	the speculative and competitive nature of the technology sector;

●	ability of the Company to attract and retain hosted customers for its hosting operations ;

●	dependency in continued growth in blockchain and cryptocurrency usage;

●	lawsuits and other legal proceedings and challenges;

●	conflict of interests with directors and management;

●	government regulations;

●	The ability of the Company to construct and complete the anticipated expansion of our data centers; and

●	other factors beyond the Company’s control.

Other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking information include, among others, risks relating to: the Company’s limited operating history; future capital needs and uncertainty of additional financing; share price fluctuations; the need for the Company to manage its planned growth and expansion; cybersecurity threats and hacking; possibility of cessation of monetization of cryptocurrencies; limited history of de-centralized financial system; technological obsolescence and difficulty in obtaining hardware; price volatility of cryptocurrencies; the May 2020 and any future Bitcoin halving events cryptocurrency network difficulty and impact of increased global computing power; economic dependence on regulated terms of service and electricity rates risks; future profits/losses and production revenues/expenses; cryptocurrency exchanges are new and mostly unregulated; discretion regarding by the Company of available funds; political and regulatory risk; permits and licenses; server failures; global financial conditions; tax consequences; environmental regulations; environmental liability; erroneous transactions and human error; the continued development of existing and planned facilities; risks of non-availability of insurance; competition; reliance on key personnel; credit risk; uncertainty of widespread use of cryptocurrency; interest rate risk; fluctuations in currency exchange rates; controlling shareholder risk; and COVID-19 pandemic risk. Particular factors which could impact future results of the business of the Company include but are not limited to: the construction and operation of blockchain infrastructure may not occur as currently planned, or at all; expansion may not materialize as currently anticipated, or at all; the digital currency market; the ability to successfully mine digital currency; revenue may not increase as currently anticipated, or at all; it may not be possible to profitably liquidate the current digital currency inventory, or at all; a decline in digital currency prices may have a significant negative impact on operations; the volatility of digital currency prices; the anticipated sustainability of the renewable energy on which the Company depends at economical prices for the purposes of cryptocurrency mining; the ability to complete current and future financings; any regulations or laws that will prevent the Company from operating its business; historical prices of digital currencies and the ability to mine digital currencies that will be consistent with historical prices.

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

PART I

Item 1: Business

Unless the context requires otherwise in this Annual Report on Form 10-K (“Annual Report”), the terms “SHI,” the “Company,” “we,” “us,” and “our” refer to Soluna Holdings, Inc. together with its consolidated subsidiaries, “SCI” refers to Soluna Computing, Inc , formerly known as EcoChain, Inc.. Other trademarks, trade names, and service marks used in this Annual Report on Form 10-K are the property of their respective owners.

Overview and Recent Developments

Soluna Holdings, Inc. (“SHI”, “Company”, “our”), formerly known as Mechanical Technology, Incorporated was incorporated in Nevada on March 24, 2021, and is the successor to Mechanical Technology, Inc., which was incorporated in the State of New York in 1961, as a result of a merger which became effective on March 29, 2021, and is headquartered in Albany, New York. Effective November 2, 2021, the Company changed its name from “Mechanical Technology, Incorporated” (or “MTI”) to “Soluna Holdings, Inc.”

SHI currently conducts our business through our wholly-owned subsidiary, Soluna Computing, Inc. (“SCI”). SCI is engaged in the mining of cryptocurrency through data centers that can be powered by renewable energy sources. Recently, SCI has built modular data centers that are used for cryptocurrency mining though proprietary mining and hosting business models. SCI intends to continue to develop and build modular data centers that use wasted renewable energy for cryptocurrency mining and in the in the future can be used for intensive, batchable computing applications, such as artificial intelligence and machine learning, with the goal of providing a cost-effective alternative to battery storage or transmission lines. Headquartered in Albany, New York, the Company uses technology and intentional design to solve complex, real-world challenges. The Company’s data centers are operated through certain projects noted below: Project Edith, Project Sophie, Project Marie, and Project Dorothy.

Until the Sale (as defined below), we also operated though our wholly-owned subsidiary, MTI Instruments, an instruments business engaged in the design, manufacture and sale of vibration measurement and system balancing solutions, precision linear displacement sensors, instruments and system solutions, and wafer inspection tools. MTI Instruments was incorporated in New York on March 8, 2000. MTI Instruments’ products consisted of engine vibration analysis systems for both military and commercial aircraft and electronic gauging instruments for position, displacement and vibration application within the industrial manufacturing markets, as well as in the research, design and process development markets. These systems, tools and solutions were developed for markets and applications that require consistent operation of complex machinery and the precise measurements and control of products, processes, and the development and implementation of automated manufacturing and assembly. On December 17, 2021, we announced that we had entered into a non-binding letter of intent with a potential buyer (the “Buyer”) regarding the potential sale of MTI Instruments (the “LOI”) to an unrelated third party. Pursuant to the LOI, the Buyer would acquire 100% of the issued and outstanding common stock of MTI Instruments. As a result of the foregoing, the MTI Instruments business was reported as discontinued operations in the consolidated financial statements as of December 31, 2021 and prior periods within our Annual Report on Form 10-K for the year ended December 31, 2021, as was filed with the SEC on March 31, 2022, as well as in these consolidated financial statements for the year ended December 31, 2022 (the “Annual Report”). On April 11, 2022, we consummated the sale of MTI Instruments, (‘the Sale”)., MTI Instruments ceased to be our wholly-owned subsidiary, and, as a result, we have exited the instruments business.

On April 11, 2022, SHI entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with NKX Acquiror, Inc. (the “Purchaser”), pursuant to which the Company sold on such date all of the issued and outstanding shares of capital stock of its wholly-owned subsidiary, MTI Instruments, for approximately $9.4 million in cash, subject to certain adjustments as set forth in the Stock Purchase Agreement (the “Sale”). The consideration paid by the Purchaser to the Company was based on an aggregate enterprise value of approximately $10.75 million. The Company recognized a gain on the sale of approximately $7.8 million.

Project Edith

The Edith project is a project permitted to consume up to 3.3 MegaWatts (“MW”) located in Wenatchee, Washington. The data center was acquired from the estate of the GigaWatt bankruptcy in May 2020. The project operates in a district with increasing power rates. At the time of Soluna’s acquisition (May 2020), the peak power rate, which does not include all charges to the facility was at 2.68 cents kWh, forecasting to increase 3.62 cents kWh by January 2025.

In the first quarter of 2022, the ETH (“Ethereum”) foundation made it clear that the merge to proof-of-stake was happening and graphics processing unit (“GPU”) mining was going to be challenged going forward. In the early summer of 2022, Soluna began to seek a buyer for the assets. Soluna ultimately sold the GPU mining assets and other mining equipment in September 2022 for $790 thousand. Soluna has committed to providing certain facilities contracts at cost plus a markup to facilitate the continued operations for the mining assets for the new ownership.

Project Marie

The Marie Project is Soluna’s 20 MW co-location facility based in Kentucky. This facility was Soluna’s first project in Kentucky, prior to building the Sophie greenfield project. The site is powered by the Tennessee Valley Authority (“TVA”) grid and is designed to operate 24/7 less mandatory TVA curtailment windows.

On December 30, 2021, Soluna MC Borrowing 2021-1 LLC (the “Borrower”), an indirect wholly owned subsidiary of the Company entered into a Master Equipment Finance Agreement (the “MEFA”) with NYDIG ABL LLC (“NYDIG”) as lender, servicer and collateral agent (the “NYDIG facility”). The Master Agreement outlined the framework for a financing up to approximately $14.4 million in aggregate equipment financing.

In January 2022, Soluna began investing capital into Project Marie to upgrade the facility to support 20 MW of power consumption and create power efficiencies in the main leased building. These upgrades were completed in February of 2022. In January, Soluna completed the roll out of legacy hosting customers at the facility to be replaced with proprietary mining equipment.

In March and April, the facility experienced several unplanned outages due to issues with electrical infrastructure owned by CC Metals and Alloys, LLC (“CCMA”). Despite these setbacks, the facility was able to recover and continue to run at a steady hashrate throughout the course of the year. When the Bitcoin downturn hit, the Marie facility took initiative to ensure maximum efficiency of the miner inventory and also took action to reduce site-level expenses.

Project Marie power was impacted by increased Financial Conduit Authority (“FCA”) changes in late summer which were at levels not seen in many years. To further reduce risk to contribution margin, the company began contract negotiations with the 10 MW hosting customer at the site whose renewal was due in September. These negotiations resulted in a more favorable fee structure that positioned the company to better navigate the FCA volatility and the broader Bitcoin economics.

With the decline in the price of Bitcoin that occurred during 2022, by September 2022, the cashflows from Marie became inadequate to fully service the NYDIG loan. After discussions with NYDIG, two separate monthly waivers of payments for September and October 2022 were agreed. By November 2022, however, the Borrower failed to make its payment, and subsequently, on December 20, 2022, the Borrower received a Notice of Acceleration and Repossession (the “NYDIG Notice”) from NYDIG with respect to the MEFA, by and between Borrower and NYDIG. The obligations of Borrower under the MEFA and reflected in the NYDIG Notice are ring-fenced to Borrower and its direct parent company, Soluna MC LLC. The Company is not a party to any guaranty, collateral agreement or other support agreement with or for the benefit of NYDIG. Borrower had entered into a dialogue with NYDIG to resolve the matters set forth in the NYDIG Notice.

The NYDIG Notice states that (a) Borrower failed to observe or perform certain covenants, conditions or agreements contained in the MEFA and such failure continued unremedied for a period of ten days after Borrower’s knowledge of such breach, which resulted in an event of default under the MEFA, and (b) Borrower defaulted under the guaranty, collateral agreement, or other support agreement, which resulted in an event of default under the MEFA. In addition, the NYDIG Notice states that Borrower failed to pay certain payments of principal and interest under the MEFA when due, which failure also constituted an event of default under the MEFA. As a result of the foregoing events of default, and pursuant to the MEFA, NYDIG (x) declared the principal amount of all loans due and owing under the MEFA and all accompanying Loan Documents (as defined in the MEFA) to be due and immediately payable, (y) imposed a default rate of interest on any outstanding principal amount of each loan (together with all then unpaid interest accruing thereon) and all other obligations under the MEFA and the Loan Documents, and (z) demanded the return of all equipment subject to the MEFA and the Loan Documents.

On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, which resulted in a reportable disposition of all of the Company’s mining assets at the site and certain of the operating assets of Project Marie. Additionally, NDYIG has stated its intention to pursue SCI, the parent company of Guarantor, under a piercing of the corporate veil claim relating to Defendants’ debts and liabilities under the loan documents. SCI denies any such liability and has filed a complaint for a declaratory judgment against NYDIG in the Eighth Judicial District Court in Clark County, Nevada on March 16, 2023 seeking a declaratory judgment as to such matter. In a related development, also on February 23, 2023, the Borrower received a notice of termination of the Management and Hosting Services Agreement with CC Metals and Alloys, LLC. As a result of this action and certain other characteristics of the facility, the Company elected to shut down the Marie facility, and has impaired certain property, plant, and equipment assets that were at the Marie facility. The Company believes it will maximize its profits and return on assets by concentrating its personnel and capital on its Dorothy Facility.

Project Sophie

The Sophie Project is Soluna’s 25 MW modular data center based in Kentucky. This facility is the first site based on Soluna’s modular design, electrical design, and powered by its proprietary software Maestro OS (™). The site is powered by the TVA grid and is designed to operate during off-peak hours to help Western Kentucky Rural Electric Cooperative (“WKRECC”) manage its excess energy consumption. During 2022, power prices at the site, after the full ramp-up of activities, were approximately 4.0 cents per kWh.

By April 8, 2022, older machines (Bitmain S9s) at Sophie were replaced with newer models growing the hashrate and a power usage effectiveness and consuming over 20 MW of energy. In May of 2022, the Project Sophie team moved into the completed offices, added a new asphalt road, and upgraded the network infrastructure on the site. In June and July of 2022, the site exceeded previous mining hashrates by installing new Bitmain S19s and replacing S9 machines. Project Sophie has also hosted a series of curtailment and MaestroOS control system, our proprietary load monitoring management system, demonstrations with leading renewable energy companies and capital providers, further enhancing the site’s performance.

Project Dorothy

The Dorothy Project is a 100 MW Soluna modular data center co-located at the Briscoe Wind Farm in Silverton, Texas. It was acquired as part of the merger with Soluna Callisto in October 2021, discussed in further details on Footnote 5 on the consolidated financial statements. The initial 50MW phase of the project includes 44 modular data center buildings in two sub-phases, Dorothy 1A and Dorothy 1B. Each of these phases is 25 MW each. Dorothy is the second modular data center built using Soluna’s proprietary design and software. The facility is designed to consume the wasted electricity from the wind farm and the grid. It incorporates learnings and enhancements from the Sophie project.

Permitting and Construction:

In March 2022, Soluna began site level construction via an early access agreement with the landowner and Briscoe Wind Farm, LLC., to place the concrete pad and erection of the site’s main warehouse. In April of 2022, the procurement of internet service providers began. By May 2022, the company began erecting the prefabricated modular data center buildings and trenching for underground electrical conduits.

On June 15, 2022, the Electric Reliability Council of Texas (“ERCOT”), the Texas independent system operator, formed a new taskforce, Large Flexible Load Interconnection Taskforce (“LTLTF” of “LFL”) to deal with the overwhelming increase in new load interconnection requests related to Bitcoin Mining. The new task force’s charter focused on studying the systems impact of these data centers and to establish a new interim process for approval. The new process included the addition of new technical studies and modeling to ensure the reliability of the electrical system. Briscoe, Oncor and Soluna collaborated on completing the required technical studies throughout the summer and early fall of 2022.

On October 31, 2022, after the completion of required studies, the Briscoe Wind Farm submitted a revised Resource Asset Registration Forms (“RARF”) to ERCOT requesting the addition of the Dorothy Project as a 100 MW behind-the-meter load and to initiate the modeling process. On December 8, 2022, the Briscoe/Soluna project was approved by the ERCOT modeling team. On December 19, 2022, all required studies were approved and the Dorothy Project received a “Met Planning” approval from ERCOT LFL.

While these ERCOT approvals were being obtained, through the summer and fall of 2022, Soluna continued the construction of Dorothy erecting more buildings, installing power infrastructure, completing the warehouse and office buildings, including ancillary HVAC and power. From September to December 2022, all mechanical and electrical construction was completed for Dorothy 1A. On October 15, 2022, Dorothy 1B’s construction was officially paused. In March 2023, the data center’s substation interconnection was completed, and Dorothy 1B’s construction was resumed and the site’s network and Supervisory Control and Data Acquisition systems were installed.

Project-level Financing:

On April 22, 2022, SCI signed definitive agreements with funds managed by Spring Lane Capital (“SLC”) to provide a $35 million pool of capital for financing Soluna projects co-located with renewable energy projects. At least $12.5 million of the pool was earmarked for the Dorothy Project. In July 2022, Soluna began drawing down on the SLC capital to finance Dorothy construction and return capital to the Company for past funding. In exchange for SLC’s contributions, the Company and Spring Lane were issued approximately 68% and 32% of the Class B Membership Interests in Soluna DVSL ComputeCo, LLC (“DVSL”). The Company consolidated the accounts of DVSL, a Variable Interest Entity (“VIE”), as of December 31, 2022.

On March 10, 2023, SCI completed the final tranche of a series of project-level agreements for $7.5 million of capital to fund the first 25 MW of the Dorothy Facility and corporate expenses from funds managed by SLC. This additional capital will be used to help complete the substation interconnection and the final stages of the Dorothy Facility, and corporate operations of Soluna. SLC has been a strategic partner for Soluna at the project and corporate levels of the business since 2022. In this series of transactions, SLC has increased its stake in DVSL from approximately 32% to 85% and has in turn reduced SCI’s ownership from 68% to 15%. After SLC realizes an 18% Internal Rate of Return hurdle on its investments, Soluna retains the right to 50% of the profits on Soluna DVSL ComputeCo.

The second 25 MW being developed as part of the Dorothy Facility, the ownership of which is held within Soluna DV ComputeCo, LLC (“DV”), remains indirectly wholly owned by the Company.

Operating Definitive Agreements with Counter Parties:

Throughout 2022 SCI’s corporate development continued to negotiate the definitive documents with Golden Spread Electric Cooperative, Inc., a Texas cooperative corporation (“GSEC”) and Lighthouse Electric Cooperative, Inc., a Texas cooperative corporation (“LHEC”), Oncor Electric Delivery, LLC (“Oncor”) and Briscoe Wind Farm, LLC’s various sponsors and financing parties (“Briscoe”). These agreements were finalized in March 2023 (see below).

On March 2, 2023, Soluna DV Services, LLC, a Nevada limited liability company (“ServeCo”) and an indirect wholly-owned subsidiary of the Company, entered into a series of agreements with Briscoe, (b) GSEC, and (c) LHEC. All the agreements were effective as of February 24, 2023 (the “Effective Date”). The Company is developing a modular data center in phases (the “Dorothy Facility”). The two phases of the Dorothy Facility will have a peak demand of 50 megawatts, and if, upon mutual agreement, all four phases are completed, the data center will have an estimated peak demand of 150 megawatts. The Dorothy Facility will be located next to, and supplied energy from, Briscoe’s 150-megawatt wind farm located at or near Briscoe and Floyd Counties, Texas (the “Briscoe Wind Farm”). Under the agreements, LHEC and GSEC will supply the Dorothy Facility with energy from the Briscoe Wind Farm and the ERCOT market.

ServeCo and LHEC entered into an Agreement for Electric Service to Soluna DV Services, LLC (the “Retail Agreement”) for resale of energy supplied from the Briscoe Wind Farm and the ERCOT market delivered by GSEC for service to the energy load of the Dorothy Facility. As noted above, GSEC has by separate agreement arranged to purchase power at wholesale from Briscoe or to deliver and purchase power from the ERCOT market to serve LHEC with electric power and energy for resale to ServeCo for service to the Dorothy Facility. The initial term of the Retail Agreement is five years, with up to five extension terms of one year each unless terminated by LHEC or ServeCo.

ServeCo and Briscoe also entered into a Cooperation Agreement (the “Cooperation Agreement”), pursuant to which Briscoe and ServeCo agreed to certain rights, obligations, and restrictions with respect to the real property of the Dorothy Facility and the construction, interconnection, permitting, operation, maintenance, removal, and decommissioning of the Dorothy Facility and applicable credit support. Soluna DV ComputeCo, LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of the Company and Soluna DVSL ComputeCo, LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of the Company became parties to the Cooperation Agreement by each entering into a Joinder Agreement on the Effective Date. Unless terminated sooner in accordance with its terms, the term of the Cooperation Agreement is from the Effective Date until the expiration or termination of the Power Purchase Agreement, by and between Briscoe and GSEC, dated as of the Effective Date (the “PPA”).

ServeCo, Briscoe, LHEC, and GSEC also entered into a Performance and Net Energy Security Agreement (the “PSA”), pursuant to which ServeCo will provide certain credit support to LHEC in connection with its obligations under the Retail Agreement and the other transaction agreements. The PSA is effective on the Effective Date and will remain in effect for 18 months following the later of the termination of the Retail Agreement or the termination of the PPA.

On the Effective Date, ServeCo and Alice Fay Grabbe (“Owner”) entered into a Lease Agreement (the “Lease”) to lease certain real property located in Briscoe County, Texas for the Dorothy Facility. Unless terminated sooner in accordance with its terms, the initial term of the Lease is five years. The initial term of the Lease will automatically extend for five additional one-year periods, unless terminated by ServeCo or Owner.

Company Organization

Our website is at http://www.solunacomputing.com. Information contained on our website does not constitute part of and is not incorporated into this Annual Report.

The corporate organizational structure as of December 31, 2022, of SHI appears below.

Effective January 1, 2023, SLC increased its stake in Soluna DVSL ComputeCo from approximately 32% to 85% and has in turn reduced SCI’s ownership from 68% to 15%.

Notice of Potential Delisting

On December 21, 2022, the Company received a letter (the “Nasdaq Notice”) from the Listing Qualifications Staff of The NASDAQ Stock Market LLC (“Nasdaq”) indicating that, based upon the closing bid price of the Company’s common stock (the “Common Stock”) for the last 30 consecutive business days, the Common Stock no longer meets the requirement to maintain a minimum closing bid price of $1.00 per share, as set forth in Nasdaq Listing Rule 5550(a)(2). The Notice has no immediate effect on the listing of the Company’s Common Stock on the Nasdaq Capital Market.

In accordance with NASDAQ Listing Rule 5810(c)(3)(A), the Company has a grace period of 180 calendar days, or until June 21, 2023, to regain compliance with the minimum closing bid price requirement for continued listing. In order to regain compliance, the minimum closing bid price per share of the Company’s Common Stock must be at least $1.00 for a minimum of ten consecutive business days.

Results of Special Meeting of Stockholders on March 10, 2023

The Company held the Special Meeting of stockholders on March 10, 2023, in which the following items were approved by the Company’s stockholders:

●	Proposal No. 1: The Company’s stockholders approved (a) the issuance of shares of the Company’s common stock to certain investors pursuant to a Securities Purchase Agreement dated December 5, 2022 entered into among the Company and such investors (the “December 2022 Purchase Agreement”), (b) the issuance of shares of the Company’s common stock upon the exercise of warrants issued to such investors pursuant to the December 2022 Purchase Agreement, and (c) the issuance of additional shares of the Company’s common stock, and the issuance of shares of the Company’s common stock upon the exercise of additional related warrants, upon the exercise of options granted to such investors under the December 2022 Purchase Agreement, in each case as required by the terms of the December 2022 Purchase Agreement and Nasdaq Listing Rules.
●	Proposal No. 2: The Company’s stockholders approved (a) adjustments to the conversion price of outstanding convertible promissory notes, (b) adjustments to the exercise price of outstanding warrants to purchase the Company’s common stock held by the holders of outstanding convertible promissory notes, (c) the issuance of shares of the Company’s common stock upon the conversion of such convertible promissory notes, and (d) the issuance of shares of the Company’s common stock upon the exercise of such warrants to purchase the Company’s common stock, in each case as required by the terms of the December 2022 Purchase Agreement and Nasdaq Listing Rules.
●	Proposal No. 3: The Company’s stockholders approved the Soluna Holdings, Inc. Third Amended and Restated 2021 Stock Incentive Plan, (the “Third Amended and Restated 2021 Plan”), which amended and restated the Soluna Holdings, Inc. Second Amended and Restated 2021 Stock Incentive Plan, to, among other things, increase the number of shares of the Company’s common stock reserved for issuance thereunder, on a quarterly basis, to 18.75% of the shares of the Company’s common stock outstanding as of the first trading day of each quarter, and allow the Company to grant awards of shares of the Company’s 9.0% Series A Cumulative Perpetual Preferred Stock (with and without restrictions); and
●	Proposal No. 4: The Company’s stockholders approved the Soluna Holdings, Inc. 2023 Stock Incentive Plan, (the “2023 Plan”), which sets the number of shares of the Company’s common stock reserved for issuance thereunder, on a quarterly basis, to 9.75% of the shares of the Company’s common stock outstanding as of the first trading day of each quarter.

Business Segments

Cryptocurrency Proprietary Mining Segment

SCI engages in cryptocurrency mining by which transactions between cryptocurrency users are verified and added to the blockchain public ledger. Cryptocurrency mining also introduces new cryptocurrency coins into the existing circulating supply, facilitating a peer-to-peer decentralized network without the need for a third-party central authority.

Cryptocurrency Mining Revenue

SCI recognizes revenue when the related cryptocurrencies are converted to U.S. dollars through its accounts with Coinbase and Bittrex, cryptocurrency exchanges (i.e., a platform that facilitates the exchange of cryptocurrencies for other assets, such as conventional money or other digital currencies). SCI exchanges cryptocurrency to U.S. dollars through the Coinbase and Bittrex account daily. SCI primarily mines Bitcoin and in prior years and to a lesser degree, in 2022, mined Ethereum, Ethereum Classic LiteCoin, RavenCoin, Zcash, and Sia. The type of cryptocurrency mined is based specifically on the installed cryptocurrency miner, in each of the Company’s data centers, as each miner can mine only one type of cryptocurrency at a time. The miners perform complex computations at a speed referred to as the “hash rate.” SCI participates in mining pools where our miners’ computations are combined with those of other miners owned by others to place blocks on the blockchain, which generates the relevant Proof of Work and related cryptocurrency reward.  The mining pool operator uses software to track contributions to the pool made by all the miners and allocates the newly minted cryptocurrency to each participant in the pool based on their pro rata contributions. SCI monitors its contributions to each pool and the distribution of the relevant cryptocurrency to ensure that SCI receives the correct amount of cryptocurrency. The cryptocurrencies allocated to SCI are automatically issued to its Coinbase and Bittrex accounts either daily or based on reaching a threshold level of a mined coin as established by SCI with the pools. Certain coins, such as Sia and Zcash are converted to Bitcoin by the pool prior to being transferred to SCI’s Coinbase and Bittrex accounts. Coinbase and Bittrex conversions to U.S. dollars are initiated daily by SCI. Coinbase and Bittrex converts the coins to U.S. dollars based on the coin price at the time of the transfer.   The U.S. dollars are then transferred to SCI’s bank account.

Cryptocurrency Data Hosting Services Segment

The Company has entered into customer hosting contracts whereby the Company provides electrical power and network connectivity to cryptocurrency mining customers, in exchange for a fixed rate per megawatt-hour (“MWh”) (“Contract Capacity”), and a share of mining profits. The majority of the Company’s hosting services were located at the Project Marie facility. The Company allocated approximately 10 MWs to hosted customers. The hosting fee is paid monthly in advance. The actual monthly amounts are calculated after the close of each month and reconciled to the monthly advance based on the clauses contained in the ASIC respective contracts. Monthly advanced payments and customer deposits are reflected as other liabilities. Customer contract security deposits are made at the time the contract is signed and held until the conclusion of the contract relationship. In August of 2022, the Company executed a change in the hosting contract at Project Marie, in which the Company moved to charging a flat fee per month, with the electricity charges then treated as a pass-through and in turn not recognized as revenue. The Company still receives a profit share component from this hosting contract. On February 23, 2023, the Borrower received a notice of termination of the Management and Hosting Services Agreement with CC Metals and Alloys, LLC. As a result of this action and certain other characteristics of the facility (see above), the Company elected to shut down the Marie facility. The Company expects future hosting contracts to have an electricity pass-through impact, operations overhead fee component, and profit share elements noted above.

Cryptocurrency Assets for both Mining and Hosting services

Soluna engages in the design, development and building of site locations that are employed to host certain cryptocurrency assets, known as miners. Soluna constructs and builds these data centers employing certain know how. These site location facilities contain certain buildings called modular data centers, electrical equipment including transformers, switch gear and busways, racking and other equipment.

Cryptocurrency assets, known as miners, consist of hardware and software that perform the computations needed to mine cryptocurrencies, as discussed under “Cryptocurrency Revenue” above, and as such are the source of the associated revenues generated by a cryptocurrency mine, including SCI’s. SCI has several thousand miners in service, mostly Bitmains, that generate Bitcoin. For a number of reasons, including (i) that SCI purchases miners in the secondary market from a number of different sellers, and (ii) that the price fluctuates because of supply and demand, as well as changes in the price of the specific cryptocurrency that can be mined by the miner purchased, which in turn drives the cost of the miners, the cost of purchasing these assets fluctuates regularly.

Bitcoin Mining Ecosystem and Competitive Landscape

Bitcoin miners compete on a global basis and organize themselves in a wide range of structures from individuals using one or more systems to run mining operations to industrial-scale data centers with thousands of systems. The zero-sum, winner take-all approach results in an intense focus on innovation in hardware, software, facility design, and power procurement strategies. Miners may organize themselves into pools, which creates a more stable revenue stream aggregating their hashrate with other miners. The mining business is global and is not dominated by any particular individual or organization.

The Cambridge Bitcoin Electricity Consumption Index estimates that hashrate is distributed globally on the following basis (January - 2022):1

●	United States - 37.8%
●	China - 21.1%
●	Kazakhstan - 13.2%
●	Canada - 6.5%
●	Russia - 4.7%
●	All others - 16.7%

1 https://ccaf.io/cbeci/mining_map

The Company differentiates its strategy in three principal ways:

1.	Focus on Stranded Renewable Energy: We believe that our emphasis on using renewable energy sources for our mining operations, including stranded renewables, provides us with a long-term competitive advantage. Stranded renewables refer to clean energy resources that are underutilized due to their remote locations or grid constraints. By tapping into these stranded resources, we reduce bitcoin mining’s environmental impact while taking advantage of the excess capacity that would otherwise go to waste. Also, leveraging sustainable power sources such as solar, wind, and hydroelectric allows us to benefit from the long-term secular cost advantages associated with these sources. As the demand for clean energy increases, there will be increases in technology improvements, government support, and other emerging technologies in which will drive the cost of renewable energy production to decrease, ultimately lowering our operational expenses and allowing us to preserve our competitive differentiation.

2.	Operations in the United States: Our strategic decision to establish operations in the United States, particularly in Texas and Kentucky, allows us to capitalize on these region’s relatively stable regulatory environments. The United States has a well-established legal framework that provides clearer guidance on cryptocurrency and blockchain technology compared to other jurisdictions. Additionally, both Texas and Kentucky have become a hub for cryptocurrency mining due to abundant and affordable energy resources, business-friendly regulations, and political support for the industry. By situating our operations in this region, we benefit from a more predictable regulatory regime, which minimizes potential disruptions to our business and enhances our competitive position.

3.	Diversification of Revenue Streams: In addition to our core Bitcoin mining operations, we have expanded our business model to host other miners and, in the future, may expand into other various types of computing workloads, providing us with a more stable revenue mix. By offering our state-of-the-art infrastructure, renewable energy sources, and competitive pricing, we generate additional, more predictable income while promoting the use of clean energy within the mining industry. Furthermore, the Company is exploring opportunities to accommodate other high-performance computing needs, such as artificial intelligence, machine learning, and data analytics. This diversification strategy helps us mitigate the risks associated with the volatile nature of the cryptocurrency market and strengthens our competitive position in the broader technology landscape.

Notwithstanding these competitive advantages, we continue to face stiff competition from other cryptocurrency mining companies, some of which may have greater financial, technical, and operational resources. Our primary competitors are:

●	Core Scientific, Inc.
●	Marathon Digital Holdings, Inc.
●	Riot Blockchain, Inc.
●	CleanSpark Inc
●	Cipher Mining, Inc.,
●	Bitfarms Ltd
●	HIVE Blockchain Technologies, Ltd.,
●	Argo Blockchain PLC
●	Hut 8 Mining Corp.
●	Iris Energy
●	Terawulf Inc
●	Bit Digital Inc
●	Digihost Technology Inc
●	DMG Blockchain Solutions
●	Applied Digital Corp.
●	Stronghold Digital Mining
●	Sphere 3dD Corp.
●	Mawson Infrastructure Group
●	Greenidge Generation

As the industry evolves, new entrants may emerge, and existing competitors may adopt new strategies or technologies that could potentially challenge our position. To stay competitive, we remain committed to continuously improving our mining efficiency, investing in advanced technologies, and closely monitoring regulatory developments to navigate the dynamic competitive landscape effectively.

Intellectual Property

The production of Bitcoin is governed by open source software and in addition relies upon internally developed software and design methodologies which it protects as trade secrets.

Soluna has filed eight provisional patent applications with the U.S. Patent and Trade Market Office. These patents pertain to the technologies related to the Modular Data Center (MDC) concept employed by the Company such as their modular architecture, cooling technology, simulations technology and overall technologies related to the control of the data center. There are also provisional patents regarding the variable power consumption of the data center and the local co-optimization of power generation supply with demand. Provisional patent applications must be converted into full patent applications within one year of filing.

Soluna also filed two full patent applications, both of which are utility patents. The first is related to the modular data center, specifically the layout of the buildings (modules) on a site. The layout as well as specific elements are critical elements which drive our efficiency.

The second full application is around the local co-optimization of power generation supply with demand generated using a data center. This patent outlines the methodology of having an independently metered load co-located with power generation.

There can be no assurance that any of the Company’s patent applications will be granted, or if granted, will convey any competitive advantage to the Company. Enforcing patents is a timely and expensive process and the Company may not have sufficient resources to pursue any infringement.

Soluna has a registered trademark for the Company name.

Equity investment – Harmattan Energy, Ltd (“HEL”)

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

Several of HEL’s equity holders are affiliated with Brookstone Partners, the investment firm that holds an equity interest in the Company through Brookstone Partners Acquisition XXIV, LLC. One of our Brookstone-affiliated directors serves as a director and is currently acting President of HEL, and the other Brookstone-affiliated director and the Company’s CEO, has an ownership interest in HEL. During the year ended December 31, 2022, the Company had performed an impairment assessment and noted that the full amount of $750,000 for the Company’s investment in HEL had been impaired and written off the books for fiscal year 2022.

Existing or Probable Governmental Regulations

Regulatory

Cryptocurrency mining is largely an unregulated activity at both the state and federal level. We anticipate that cryptocurrency mining will face increased regulation in the near and long-term. We cannot predict how future regulations may affect our business or operations. State regulation of cryptocurrency mining is important with respect to where we conduct our mining operations. Our Dorothy Project is located in the State of Texas. To the extent that there is any state regulation, Texas is one of the most favorable regulatory environments for cryptocurrency miners.

In March 2022, the United States announced plans to establish a unified federal regulatory regime for cryptocurrency, and a group of United States Senators sent a letter to the United States Treasury Department asking Treasury Secretary Yellen to investigate Treasury’s ability to monitor and restrict the use of cryptocurrencies to evade sanctions imposed by the United States. We are unable to predict the impact that any new regulations may have on our business at the time of filing this Annual Report. We continue to monitor and proactively engage in dialogue on legislative matters related to our industry.

On August 17, 2022, the Committee on Energy and Commerce of the U.S. House of Representatives sent letters to other public companies with Bitcoin mining operations requesting information related to the environmental impact and energy consumption of the recipients.

In September 2022, the White House issued a report regarding the Climate and Energy Implications of Crypto-Assets in the United States. The report states that the Department of Energy and Environmental Protection Agency should initiate a process to solicit data and develop environmental performance and energy conservation standards for crypto-asset technologies, including mining equipment. Should such measures prove ineffective at achieving the Administration’s environmental goals, the report calls for the Administration to explore executive actions and legislation to limit or eliminate the use of high energy intensity consensus mechanisms for crypto-asset mining.

We are unable to predict the impact that any new standards, legislation, or regulations may have on our business at the time of filing this Annual Report. We continue to monitor and proactively engage in dialogue on regulatory and legislative matters related to our industry.

Further, in December 2022 the SEC’s Division of Corporation Finance issued guidance advising companies to disclose exposure and risk to the cryptocurrency market. While the focus is on digital asset managers and exchanges, and not Bitcoin miners, the failure of such large asset managers and exchanges may create increased price volatility of Bitcoin. Soluna does not store our Bitcoin on such exchanges; however, we may be impacted by such failures.

In January 2023, the Federal Reserve, Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation issued a joint statement discouraging banks from doing business with clients in crypto-asset industries. In January 2023, the Federal Reserve also issued a policy statement broadening its authority to cover state-chartered banks.

Also in January 2023, the House of Representatives announced its first ever Financial Services Subcommittee on Digital Assets and the intention to develop a regulatory framework for the digital asset industry. Bipartisan leadership of the Senate Banking Committee announced that goal as well.

As the regulatory and legal environment evolves, we may become subject to new laws, such as further regulation by the SEC and other agencies, which may affect our mining and other activities. For additional discussion regarding our belief about the potential risks existing and future regulation pose to our business, see Part I, Item 1A. “Risk Factors” of this Annual Report.

Environmental

There are increasing concerns over the quantity of energy, particularly from non-renewable sources, used for Bitcoin mining and its effects on the environment. Many media reports focus exclusively on the energy requirements of Bitcoin mining and cite it as an environmental concern. However, those reports tend to omit discussion of the positive contributions associated with Bitcoin mining to other customers on the electrical grid. Bitcoin mining operations present a stable demand for energy and can be quickly curtailed, uniquely positioning businesses that engage in Bitcoin mining to respond to increased electricity demand in emergency situations. Overall, our operations incentivize new power generation development, and our actions help to reduce the frequency and impact of power failures and electricity price surges.

Human Capital Resources

As of March 20, 2023, we had 32 employees, including 30 full-time employees, 1 part-time employee, and 1 full-time consultant consisting of nine SHI employees (six are in finance and three executives), 23 SCI employees. Of the SCI employees one was in finance, fourteen in operations, one in corporate development, four in technology and engineering, and two executives. The operations personnel include both individuals directly involved in the strategy of our data centers as well as data center maintenance and supervisory roles. Certain positions within our organization require industry-specific technical knowledge. We have been successful in attracting and retaining qualified technical personnel for these positions. None of our employees are covered by any collective bargaining agreement.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, engaging, incentivizing, and integrating our existing and additional employees. The Company supports its employees through a competitive compensation package, including company equity, generous health benefits and a flexible PTO policy. We have a combination of remote and on-site employees.

Insurance

The Company and its subsidiaries maintains insurance policies with reputable insurers against such risks and in such amounts as management has determined to be prudent for our operations and that we believe are similar in scope and coverage in all material respects to insurance policies maintained by other similarly situated businesses. These policies include coverages for D&O, Builders Risk, Property, General Liability, Auto and other casualty lines of business.

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

Risks Relating to the Company and its Growth Strategy

The Company’s ability to operate as a going concern is in doubt.

The audit opinion and notes that accompany the Company’s Consolidated Financial Statements disclose a going concern qualification to its ability to continue in business. The accompanying Consolidated Financial Statements have been prepared under the assumption that the Company will continue as a going concern. The Company has incurred losses resulting in an accumulated deficit of $221.8 million as of December 31, 2022, and further losses are anticipated in the development of its business.

The accompanying Consolidated Financial Statements has shown that the Company did not generate sufficient revenue to generate net income and has negative working capital as of December 31, 2022. The Company’s ability to continue as a going concern is dependent on its ability to raise capital to fund its future data centers and working capital requirements or its ability to profitably execute its business plan. The Company’s plans for the long-term return to and continuation as a going concern include financing its future operations through sales of its Common Shares and/or debt. Additionally, the volatility in capital markets and general economic conditions in the U.S. and elsewhere can pose significant challenges to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s consolidated financial statements do not give effect to any adjustments required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying Consolidated Financial Statements.

We may not be able to refinance, extend or repay our substantial indebtedness owed to our convertible note debt holders, which would have a material adverse effect on our financial condition and ability to continue as a going concern.

We anticipate that we will need to raise a significant amount of debt or equity capital in the near future in order to repay our outstanding debt obligations owed to our convertible noteholders when they mature. On October 25, 2021, the Company issued to certain institutional investors secured convertible notes in the aggregate principal amount of approximately $16.3 million for an aggregate purchase price of $15.0 million. Through original issuance until March 23, 2023, the noteholders have converted approximately $5.2 million of debt. As of March 23, 2023, we owed our convertible debt holders approximately $11.6 million of principal which is currently due on April 25, 2023. If we are unable to raise sufficient capital to repay these obligations at maturity and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay these obligations or that we will be able to extend the maturity dates or otherwise refinance these obligations. Upon a default in the convertible debt our convertible debt holders would have the right to exercise its rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business and, if our convertible noteholders exercise its rights and remedies, we would likely be forced to seek bankruptcy protection.

We may be impacted by macroeconomic conditions due to global pandemics, epidemics or outbreaks of disease and the resulting global supply chain crisis.

Global trade conditions and consumer trends that originated during the COVID-19 pandemic continue to persist and may also have long-lasting adverse impact on us and our industry. There are continued risks arising from new pandemics, epidemics or outbreaks of disease, and ongoing COVID-19 related issues which have exacerbated port congestion and intermittent supplier shutdowns and delays, resulting in additional expenses to expedite delivery of new miners, as well as critical materials needed for our expansion plans. Further, miner manufacturers have been impacted by the constrained supply of the semiconductors used in the production of the highly specialized ASIC chips miners rely on, and increased labor costs to manufacture new miners as workforces and global supply chains continue to be affected by COVID-19 and may further be affected by global outbreaks of various epidemics or disease, ultimately leading to continually higher prices for new miners. Thus, until the global supply chain crisis is resolved, and these extraordinary pressures are alleviated, we expect to continue to incur higher than usual costs to obtain and deploy new miners and we may face difficulties obtaining the new miners we need at prices or in quantities we find acceptable, if at all, and our business and results of operations may suffer as a result.

In addition, labor shortages resulting from the pandemic may lead to increased difficulty and labor costs in hiring and retaining the highly qualified and motivated people we need to conduct our business and execute on our strategic growth initiatives. Sustaining our growth plans will require the ongoing readiness and solvency of our suppliers and vendors, a stable and motivated production workforce, and government cooperation, each of which may be affected by macroeconomic factors outside of our immediate control.

We cannot predict the duration or direction of current global trends or their sustained impact. Ultimately, we continue to monitor macroeconomic conditions to remain flexible and to optimize and evolve our business as appropriate, and we will have to accurately project demand and infrastructure requirements globally and deploy our workforce and capital resources accordingly. If we experience unfavorable global market conditions, or if we cannot or do not maintain operations at a scope that is commensurate with such conditions or are later required to or choose to suspend such operations again, our business, prospects, financial condition and operating results may be harmed.

We expect the cost of acquiring new miners to continue to be affected by the global supply chain crisis.

Similarly, the global supply chain crisis, coupled with increased demand for computer chips, has created a shortfall of semiconductors, resulting in challenges for the supply chain and production of the miners we employ in our Bitcoin mining operations. The miners are highly specialized servers built around ASIC chips, which very few manufacturers are able to produce in sufficient scale and quality to suit our operations. As a result, the cost to produce these miners has increased, and their manufacturers have passed on increased costs of production to purchasers like us. Therefore, until the global supply chain crisis is resolved, and these extraordinary pressures are alleviated, we expect to continue to incur higher than usual costs to obtain and deploy new miners, which could adversely affect our financial condition and results of operations.

Construction of our future facilities potentially exposes us to additional risks.

We intend to continue constructing modular data centers in addition to our Dorothy Facility, which potentially exposes us to significant risks we may otherwise not be exposed to, including risks related to, among other sources: construction delays; lack of availability of parts and/or labor, increased prices as a result, in part to inflation, and delays for data center equipment; labor disputes and work stoppages, including interruptions in work due to pandemics, epidemics, and other health risks; unanticipated environmental issues and geological problems; delays related to permitting and approvals to open from public agencies and utility companies; and delays in site readiness leading to our failure to meet commitments made in connection with such expansion.

All construction related projects depend on the skill, experience, and attentiveness of our personnel throughout the design and construction process. Should a designer, general contractor, significant subcontractor or key supplier experience financial problems or other problems during the design or construction process, we could experience significant delays, increased costs to complete the project and/or other negative impacts to our expected returns.

If we are unable to overcome these risks and additional pressures to complete our expansion projects in a timely manner, if at all, we may not realize their anticipated benefits, and our business and financial condition may suffer as a result.

We may have difficulty in obtaining banking services for our cryptocurrency activities.

While the banking authorities in the United States do not prohibit banks from providing banking services to cryptocurrency-related businesses such as the Company, the Federal Reserve, the FDIC and the Office of the Comptroller of the Currency have issued directives to banks in the United relating to their crypto-asset risks and as a result a significant number of banks have determined to limit such activities. Accordingly, we have had, and may have in the future have, difficulty in opening bank accounts, obtaining letters of credit and generally access to the banking system.

We may be unable to obtain additional funding to scale the SCI hosting and proprietary cryptocurrency mining business to a larger-scale business.

We are considering further increasing the size of our business as we seek to leverage our experience and expertise in area of hosting and proprietary cryptocurrency mining operations. To do so, however, we will need to raise additional debt and/or equity financing, which may not be available to us on acceptable terms or at all. Failure to generate adequate cash from our operations or find sources of funding would require us to scale back or curtail our operations or expansion efforts, including limiting our ability to expand the SCI hosting and cryptocurrency business to a larger-scale operation, and would have an adverse impact on our business and financial condition. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per-share value of our Common Stock could decline. Furthermore, if we engage in additional debt financing, the holders of debt likely would have priority over the holders of Common Stock on order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness or take other actions including terms that require us to maintain specified liquidity or other ratios that could otherwise not be in the interests of our stockholders.

We rely upon strategic partners to finance certain of our facilities.

In order to complete construction of the first phase of our Dorothy Facility we have partnered with Spring Lane Capital, which provided $14.0 in funding to complete construction and fund corporate expenses, and we may seek similar funding completion of subsequent phases of the Dorothy Facility and our other projects in development. As a result, we will be requiring financing assistance as well as cooperation in significant operation decisions affecting the projects. If we are unable to obtain strategic partners for our projects or if we and our partners disagree on matters affecting our projects, our growth, prospects and financial results may be adversely affected.

The lack of regulation of digital asset exchanges which Bitcoin, and other cryptocurrencies, are traded on, may expose us to the effects of negative publicity resulting from fraudulent actors in the cryptocurrency space, and can adversely affect an investment in the Company.

The digital asset exchanges on which Bitcoin is traded are relatively new and largely unregulated. Many digital asset exchanges do not provide the public with significant information regarding their ownership structure, management teams, corporate practices, or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, such digital asset exchanges, including prominent exchanges handling a significant portion of the volume of digital asset trading. In 2022, a number of digital asset exchanges filed for bankruptcy proceedings and/or became the subjects of investigation by various governmental agencies for, among other things, fraud, causing a loss of confidence and an increase in negative publicity for the digital asset ecosystem. As a result, many digital asset markets, including the market for Bitcoin, have experienced increased price volatility. The Bitcoin ecosystem may continue to be negatively impacted and experience long term volatility if public confidence decreases.

These events are continuing to develop, and it is not possible to predict, at this time, every risk that they may pose to us, our service providers, or the digital asset industry as a whole. A perceived lack of stability in the digital asset exchange market and the closure or temporary shutdown of digital asset exchanges due to business failure, hackers or malware, government-mandated regulation, or fraud, may reduce confidence in digital asset networks and result in greater volatility in cryptocurrency values. These potential consequences of a digital asset exchange’s failure could adversely affect an investment in us.

Recent events in the industry, such as filing for and seeking protection of Chapter 11 proceedings by major market participants, may have significant impact on further development and acceptance of digital asset networks and digital assets as they exposed how unpredictable and turbulent the digital assets industry can be. Specifically, the Chapter 11 Bankruptcy filings of digital asset exchanges FTX Trading Ltd., et al. (“FTX”) (including its affiliated hedge fund, Alameda Research LLC) was unexpected and significantly reduced confidence in the digital assets industry as it was one of the largest and considered among safest digital asset trading platforms. Furthermore, it also revealed potential systemic risks and industry contagion as a significant number of other major market participants were affected by FTX’s Chapter 11 filing – namely, among others, BlockFi Inc., et al. (“BlockFi”), as one of the largest digital assets lending companies. At this time, we believe that there are no significant exposures of our business to any of the industry participants who filed for Chapter 11 bankruptcy; however, such failure of key institutions in the cryptocurrency asset industry highlights the risk of systemic interconnectedness between major market participants and the effect it could have on the industry as a whole.

The closure and temporary shutdown of major digital asset exchanges and trading platforms, such as FTX, due to fraud or business failure, has disrupted investor confidence in cryptocurrencies and led to a rapid escalation of oversight of the digital asset industry. Thus, the failures of key market participants and systemic contagion risk is expected to, as a consequence, invite stricter regulatory scrutiny. All this could have a negative impact on further development and acceptance of digital asset networks and digital assets, including Bitcoin.

Bitcoin market exposure to financially troubled cryptocurrency-based companies.

The failure of several crypto platforms has impacted and may continue to impact the broader crypto economy; the full extent of these impacts may not yet be known. Bitcoin is part of the cryptocurrency environment and is subject to price volatility resulting from financial instability, poor business practices, and fraudulent activities of players in the cryptocurrency market. When investors in cryptocurrency and cryptocurrency-based companies experience financial difficulty as a result of price volatility, poor business practices, and/or fraud, it has caused, and may cause additional, loss of confidence in the cryptocurrency space, reputational harm to cryptocurrency assets, heightened scrutiny by regulatory authorities and law makers, and a steep decline in the value of Bitcoin, among other material impacts. Such adverse effects have affected, and may in the future affect, the profitability of our Bitcoin mining operations and our ability to obtain a profit from hosting institutional-scale data center clients.

Our business plan is heavily dependent upon acquisitions and strategic alliances and our ability to identify, acquire or ally on appropriate terms, and successfully integrate and manage any acquired companies or alliances will impact our financial condition and operating results.

Part of our strategy to grow our business is dependent on the acquisition of other entities or businesses in the future that complement our current products, enhance our market coverage or technical capabilities, or offer growth opportunities. We may also need to form strategic alliances or partnerships in order to remain competitive in our market. We may not be able, however, to identify and successfully negotiate suitable acquisitions alliances, obtain any financing necessary for such acquisitions on satisfactory terms or otherwise complete any such acquisitions or alliances. Further, any acquisition or alliance may require a significant amount of management’s time and financial resources to complete; furthermore, such acquisitions, strategic alliances or partnerships could be difficult to integrate, disrupt our business and dilute stockholder value.

For example, in January 2020, the Company formed SCI as its wholly owned subsidiary to pursue a new business line focused on cryptocurrency and the blockchain ecosystem. In October 2021, Soluna Computing became a wholly owned subsidiary of SCI pursuant to a merger. Prior to the merger, Soluna Computing had assisted us in developing and operating the cryptocurrency mining facility through contractual arrangements. In May 2022, SCI secured an investment by Spring Lane Capital into the first 25 MW of Project Dorothy. Spring Lane initially invested $3.85 million and agreed to fund thirty-two percent (32%) of further costs throughout 2022 subject to a ceiling amount of $12.5 million. Later, on March 10, 2023, Spring Lane agreed to increase its participation in this first 25 MW for an additional $7.5 million, plus a similar share of all additional costs incurred during 2023 to complete the project, with a ceiling of total invested through March 10, 2023, plus an additional $3.0 million.

In the future, we may acquire or form strategic alliances or partnerships with other businesses in order to remain competitive or to acquire new technologies. Acquisitions, alliances and investments involve numerous risks, including:

●	the potential failure to achieve the expected benefits of the combination, acquisition or alliance;
●	difficulties in and the cost of integrating operations, technologies, services and personnel;
●	difficulty of assimilating geographically dispersed operations and personnel of the companies we acquire or ally with;
●	impairment of relationships with employees, customers, vendors, distributors or business partners of either an acquired business or our own;
●	unanticipated difficulties in conforming business practices, policies, procedures, internal controls and financial records of acquisitions with our own;
●	the potential inability to successfully integrate acquired operations and products or to realize cost savings or other anticipated benefits from integration;
●	diversion of financial and managerial resources from existing operations;
●	risk of entering new markets in which we have little or no experience or where competitors may have stronger market positions;
●	potential write-offs of acquired assets or investments and potential financial and credit risks associated with acquired customers;
●	inability to generate sufficient revenue to offset acquisition or investment costs;
●	the risk of cancellation or early termination of an alliance by either party;
●	potential unknown liabilities associated with the acquired businesses;
●	unanticipated expenses related to acquired technology and its integration into the existing businesses;
●	negative impact to our results of operations because of the depreciation and amortization of amounts related to acquired intangible assets, fixed assets and deferred compensation, and the loss of acquired deferred revenue and unbilled deferred revenue;
●	loss of key employees or customers of acquired companies;
●	potential disruption of our business or the acquired business;
●	inability to accurately forecast the performance of recently acquired businesses, resulting in unforeseen adverse effects on our operating results;
●	the tax effects of any acquisitions; and
●	Adverse accounting impact to our results of operations.

Our failure to successfully manage our recent acquisition of Soluna Computing or these investments by Spring Lane into the first 25 MW of Project Dorothy, or other future acquisitions, strategic alliances or partnerships could seriously harm our operating results. In addition, our stockholders would be diluted if we finance the future acquisitions, strategic alliances or partnerships by incurring convertible debt or issuing equity securities.

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

Risks Related to our SCI Business and Cryptocurrency

We have a history of operating losses, and we may report additional operating losses in the future.

Our primary focus is on the hosting and proprietary cryptocurrency mining business, and we have recorded historical losses and negative cash flow from our operations when the value of Bitcoin we and our hosted customers mine does not exceed associated costs. Further, as part of our strategic growth plans, we have made capital investments in expanding and vertically integrating our mining operations, increased our employee base, and incurred additional costs associated with owning and operating a self-mining facility. However, future market prices of Bitcoin are difficult to predict, and we cannot guarantee that our future revenues will exceed our associated costs.

SCI has a limited operating history, and we may not recognize operating income from the SCI line of business in the future.

SCI began operations in January 2020 and therefore is subject to all the risks inherent in a newly established business venture in a rapidly developing and changing industry. SCI’s limited operating history also makes it difficult to evaluate SCI’s current business and its future prospects. SCI has not yet been able to confirm that its business model can or will be successful over the long term, and we may not ever continue to recognize operating income from this business. Our projections for its growth have been developed internally and may not prove to be accurate. SCI’s operating results will likely fluctuate moving forward as we focus on growing our operations and as the market prices of Bitcoin and other cryptocurrencies fluctuate. We may need to make business decisions that could adversely affect SCI’s operating results, such as modifications to its business structure or operations. In addition, we expect additional growth in this business, which could place significant demands on SCI’s and the Company’s management and other resources and require us to continue developing and improving our operational, financial and other internal controls. SCI may not be able to address these challenges in a cost-effective manner or at all. If we do not effectively manage SCI’s growth, it may not be able to execute on its business plan, respond to competitive pressures or take advantage of market opportunities, and our business, financial condition and results of operations could be materially harmed.

Given SCI’s early-stage status, without positive operating income, there is a substantial risk regarding SCI’s ability to succeed. You should consider our business and prospects in light of these risks and the risks and difficulties that we will encounter as we continue to develop our business model. We may not be able to address these risks and difficulties successfully, which would materially harm our business and operating results, and we could be forced to terminate our business, liquidate our assets and dissolve, and you could lose part or all of your investment.

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

Rapid technological change is a current feature of the cryptocurrency industry, including hosting and proprietary cryptocurrency mining, and we cannot provide assurance that we will be able to achieve the technological advances, in a timely manner or at all, that may be necessary for us to remain competitive or that certain of our equipment will not become obsolete. Our ability to anticipate and manage changes in technology standards on a timely basis will be a significant factor in our ability to remain competitive. We may not be successful, generally or relative to our competitors, in timely implementing new technology into our systems, or doing so in a cost-effective manner. During the course of implementing any such new technology into our operations, we may experience system interruptions and failures. Further, if due to technological developments we need to replace our miners entirely to remain competitive in the market, there can be no assurance that we will be able to do so on a cost-effective basis or in a timely manner, particularly in light of the long production period to manufacture and assemble cryptocurrency miners, potential large-scale purchases of miners from existing competitors and new entrants into the industry. Furthermore, there can be no assurance that we will recognize, in a timely manner or at all, the benefits that we may expect as a result of our implementing new technology into our operations. As a result, our business, prospects, and operations may suffer, and there may be adverse effects on our financial condition and on the market prices of our securities.

In addition, competition from existing and future competitors, particularly the other North American companies that may have access to greater volumes of competitively priced energy, could result in our inability to secure acquisitions and partnerships that we may need to expand our business in the future. This competition from other entities with greater resources, experience and reputations may result in our failure to maintain or expand our business. If we are unable to expand and remain competitive, our business could be negatively affected which would have an adverse effect on the trading prices of our securities, which in turn would harm investors in our Company.

Regulatory changes or actions may alter the nature of an investment in us or restrict the use of cryptocurrencies in a manner that adversely affects our business, prospects, or operations.

As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while in some jurisdictions, such as in the United States, subject the mining, ownership and exchange of cryptocurrencies to extensive, and in some cases overlapping, unclear and evolving regulatory requirements.

For example, in January 2023, the Federal Reserve, Office of the Comptroller of the Currency, and Federal Deposit Insurance Corporation issued a joint statement effectively discouraging banks from doing business with clients in crypto-asset industries, which could potentially create challenges regarding access to financial services. In January 2023, the Federal Reserve also issued a policy statement broadening its authority to cover state-chartered institutions. Moreover, in January 2023, the White House issued a statement cautioning deepening ties between crypto-assets and the broader financial system. Meanwhile, the SEC has announced several actions aimed at curtailing activities it deems sales of unregistered securities.

However, also during January of 2023, the U.S. House of Representatives announced its first ever Financial Services Subcommittee on Digital Assets and the intention to develop a regulatory framework for the use and trade of digital assets and related financial services products in the United States. Bipartisan leadership of the Senate Banking Committee announced a similar objective.

Given the difficulty of predicting the outcomes of ongoing and future regulatory actions and legislative developments, it is possible that they could have a material adverse effect on our business, prospects or operations.

Bitcoin and Bitcoin mining, as well as cryptocurrencies generally, may be made illegal in certain jurisdictions, including the ones we operate in, which could adversely affect our business prospects and operations.

Although we do not anticipate any material adverse regulations on Bitcoin mining in our jurisdictions of operation, it is possible that state or federal regulators may seek to impose harsh restrictions or total bans on cryptocurrency mining which may make it impossible for us to do business without relocating our mining operations, which could be very costly and time consuming. Further, although Bitcoin and Bitcoin mining, as well as cryptocurrencies generally, are largely unregulated in most countries (including the United States), regulators in certain jurisdictions may undertake new or intensify existing regulatory actions in the future that could severely restrict the right to mine, acquire, own, hold, sell, or use cryptocurrency or to exchange it for traditional fiat currency such as the United States dollar. Such restrictions may adversely affect us as the large-scale use of cryptocurrencies as a means of exchange is presently confined to certain regions globally. Such circumstances could have a material adverse effect on our business, prospects or operations and potentially the value of any Bitcoin or other cryptocurrencies we or our hosted customers mine, and thus harm our investors.

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

Security breaches including computer hacking or computer malware have been a consistent concern in the cryptocurrency industry. This could involve hacking in which an unauthorized person obtains access to the systems or information and can cause harm by the transmission of virus or the corruption of data. These breaches may occur due to an action by an outside party or by the error and negligence of an employee. We primarily rely on the Luxor mining pool and SCI’s cryptocurrencies are stored with exchanges such as Coinbase prior to selling them. If any breach were to occur of our security system, operations or third-party platforms, the result could cause a loss of our cryptocurrencies, loss of confidential or proprietary information, force the Company to cease operations or could cause damage to the reputation of the Company. If an actual or perceived attack were to occur, the market perception of the Company may be damaged, which could adversely affect potential and current investments in the Company and reduce demand for our securities and cause a reduction in our share prices.

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

Geopolitical crises may motivate large-scale purchases of Bitcoin and other cryptocurrencies, which could rapidly increase the price of Bitcoin and other cryptocurrencies. This may increase the likelihood of a subsequent price decrease as crisis-driven purchasing behavior dissipates, adversely affecting the value of the cryptocurrencies that we or our hosted customers mine. Alternatively, as an emerging asset class with limited acceptance as a payment system or commodity, global crises and general economic downturn may discourage investment in cryptocurrencies as investors focus their investment on less volatile asset classes as a means of hedging their investment risk.

Cryptocurrencies, which are relatively new, are subject to supply and demand forces. How such supply and demand will be impacted by geopolitical events is largely uncertain but could be harmful to us and investors in our securities. Political or economic crises may motivate large-scale acquisitions or sales of cryptocurrencies either globally or locally. Such events could have a material adverse effect on our ability to continue as a going concern or to pursue our strategy at all, which could have a material adverse effect on our business, prospects or operations and potentially the value of any cryptocurrencies that we or our hosted customers mine.

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

The relative lack of acceptance of cryptocurrencies in the retail and commercial marketplace, or a reduction of such use, limits the ability of end users to use them to pay for goods and services. Such lack of acceptance or a decline in acceptance could have a material adverse effect on the value of the cryptocurrencies that we or our hosted customers mine, the viability of cryptocurrency mining as a business, and our ability to continue as a going concern or to pursue our business strategy, which could have a material adverse effect on our business, prospects, operations and financial condition, as well as on the market value of our securities.

Proposed development of a cryptocurrency, as well as the eventual likely development of government-backed digital currencies and the development of cryptocurrencies by other tech companies, may adversely affect the value of Bitcoin and other existing, or even future, cryptocurrencies.

In May 2019, Facebook, now named Meta, announced its plans for a cryptocurrency then called Libra and later called Diem, which faced significant objections and concerns from governments, legislators and regulators. Following such objections and concerns, Diem’s development was abandoned, and its assets (including both the technology and intellectual property) sold to Silvergate Capital Corp., the holding company for Silvergate Bank, based in La Jolla, California, on January 31, 2022. Silvergate Capital Corp. was understood to be seeking to introduce a new digital currency using these recently purchased assets by the end of 2022. While that did not happen, Silvergate’s efforts could encourage other financial institutions or even other technology companies and other entities to develop their own cryptocurrencies, which could negatively impact the value of existing cryptocurrencies. Further, in the event that government-backed digital currencies, which regulators in several countries are already considering or even developing, are developed and widely adopted, that could be likely to have a negative impact on the existing currencies including larger widespread adoption and potentially impacting the market share by non-government digital currency. Additional cryptocurrencies are introduced to the market frequently, and although some have gained popularity as some features have been different than Bitcoin, Bitcoin remains the market leader. As cryptocurrency adoption grows, the likelihood increases that additional cryptocurrency will be introduced and gain popularity against Bitcoin, potentially negatively impacting the value of Bitcoin and perhaps other cryptocurrencies.

Cryptocurrencies face significant scaling and adoption obstacle issues which may lessen the demand for our services over time.

Cryptocurrencies, including Bitcoin, face significant scaling and adoption issues, which may lessen the demand for our services over time. The current limitations of transaction throughput, high transaction fees, and extended processing times hinder widespread adoption and reduce the feasibility of cryptocurrencies as a daily payment method. As the industry attempts to address these challenges through protocol upgrades, second-layer solutions, and alternative consensus mechanisms, there is no guarantee that such solutions will be widely adopted or successful in resolving these issues. Should the scaling and adoption challenges persist or worsen, the demand for cryptocurrencies may decline, negatively impacting our mining operations and revenue. Furthermore, the emergence of new cryptocurrencies employing alternative, more scalable technologies could lead to a shift in market preferences, diminishing the value of the cryptocurrencies we mine and potentially affecting our business prospects and profitability

Because our most of our and our hosted customers’ miners are designed specifically to mine Bitcoin and may not be readily adaptable to mining other cryptocurrencies, a sustained decline in Bitcoin’s value could adversely affect our business and results of operations.

We and our hosted customers have invested substantial capital in acquiring miners designed specifically to mine Bitcoin as efficiently and as rapidly as possible on our assumption that we will be able to use them to mine Bitcoin and generate revenue from our operations. Therefore, our mining and hosting operations focus primarily on mining Bitcoin, and our revenue is largely based on the value of Bitcoin. Accordingly, if the value of Bitcoin declines and fails to recover, for example, because of the development and acceptance of competing blockchain platforms or technologies, including competing cryptocurrencies which our miners or our customers’ miners may not be able to mine, the revenue we generate from our operations will likewise decline. Moreover, we may not be able to successfully repurpose our operations in a timely manner, if at all, if we or our customers decide to switch to mining a different cryptocurrency (or to another purpose altogether) following a sustained decline in Bitcoin’s value or if Bitcoin is replaced by another cryptocurrency. This could have a material adverse effect on our business, prospects, operations and financial condition, as well as on the market value of our securities.

The Dorothy Facility is subject to a five-year ground lease, and if we are unable to renew its term, we may be unable to fully realize the anticipated benefits of the ongoing development of the site.

The Dorothy Facility is subject to a ground lease with an initial term of five years, followed by five one-year renewal options, unless terminated earlier. The long-term success of our plans for the Dorothy Facility is largely based on our ability to maintain the lease in effect and to renew it going forward. If we fail to maintain the lease or renew it once its initial term expires and the landlord us to vacate the premises, we will likely incur significant costs in relocating our operations, if we could do so at all, and our operations would be interrupted during such relocation. Further, if we fail to renew the lease on terms favorable to us, and our costs are increased, then we may not realize the anticipated benefits of our investment in the facility or any future development of its remaining available capacity. Any disruptions or changes our present relationship with the landlord for the Dorothy Facility could disrupt our business and our results of operations negatively.

The properties included in our mining and hosting facility network may experience damages, including damages that are not covered by insurance.

Our current mining operation for Project Sophie is, and any future mines or hosting facility we establish will be, subject to a variety of risks relating to physical condition and operation, including:

●	the presence of construction or repair defects or other structural or building damage;
●	any noncompliance with or liabilities under applicable environmental, health or safety regulations or requirements or building permit requirements; and
●	any damage resulting from natural disasters, such as hurricanes, earthquakes, fires, floods and windstorms.

For example, the currently operating Sophie facility, or the future Dorothy facility could be rendered inoperable, temporarily or permanently, as a result of a fire or other natural disaster or by a terrorist or other attack on the mine. The security and other measures we take to protect against these risks may not be sufficient. Additionally, our mines could be materially adversely affected by a power outage, loss of access to the electrical grid, or loss by the grid of cost-effective sources of electrical power generating capacity. Given the power requirement, it would not be feasible to run miners on back-up power generators in the event of a power outage. Our insurance covers the replacement cost of any lost or damaged miners but does not cover any interruption of our mining activities; our insurance therefore may not be adequate to cover the losses we suffer as a result of any of these events. In the event of an uninsured loss, including a loss in excess of insured limits, at any of the mines in our network, such mines may not be adequately repaired in a timely manner or at all and we may lose some or all of the future revenues anticipated to be derived from such mines. The potential impact on our business is currently magnified because we are currently operating only a single mine.

SCI’s reliance on a third-party mining pool service provider for our mining revenue payouts may have a negative impact on SCI’s operations. The same may be true in the case of SCI’s likely hosted customers.

We and many Bitcoin miners use a third–party mining pool to receive our mining rewards from the network. Cryptocurrency mining pools allow miners to combine their computing power, increasing their chances of solving a block and getting paid by the network. The rewards are distributed by the pool operator, proportionally to our contribution to the pool’s overall mining power, used to generate each block. Should the pool operator’s system suffer downtime due to a cyber-attack, software malfunction, or similar issues, it will negatively impact our ability to mine and receive revenue. Furthermore, we and many other Bitcoin miners are dependent on the accuracy of the mining pool operator’s recordkeeping to accurately record the total processing power provided to the pool for a given Bitcoin mining application in order to assess the proportion of that total processing power we provided. While we have internal methods of tracking both our power provided and the total used by the pool, the mining pool operator uses its own recordkeeping to determine our proportion of a given reward. We and other miners have little means of recourse against the mining pool operator if we determine that the proportion of the reward that the mining pool operator pays out to us is incorrect, other than leaving the pool. If we are unable to consistently obtain accurate proportionate rewards from our mining pool operator, we may experience reduced reward for our efforts, which would have an adverse effect on our results of operations and financial condition.

Over time, incentives for Bitcoin miners to continue to contribute processing power to the Bitcoin network may transition from a set reward to transaction fees. If the incentives for Bitcoin mining are not sufficiently high, we and our hosted customers may not have an adequate incentive to continue to mine.

In general, as the number of Bitcoin rewards awarded for solving a block in a blockchain decreases, our ability to achieve profitability also decreases. Decreased use and demand for Bitcoin rewards may adversely affect our incentive to expend processing power to solve blocks. If the Bitcoin rewards for solving blocks and transaction fees are not sufficiently high, fewer Bitcoin miners will mine. At insufficiently attractive rewards, our costs of operations in total may exceed our revenues from Bitcoin mining and from hosting customers engaged in Bitcoin mining

To incentivize Bitcoin miners to continue to contribute processing power to the Bitcoin network, such network may either formally or informally transition from a set reward to transaction fees earned upon solving a block. This transition could be accomplished either by Bitcoin miners independently electing to record in the blocks they solve only those transactions that include payment of a transaction fee or by the Bitcoin network adopting software upgrades that require the payment of a minimum transaction fee for all transactions. If as a result transaction fees paid for Bitcoin transactions become too high, Bitcoin users may be reluctant to transfer Bitcoin or accept Bitcoin as a means of payment, and existing users may be motivated to hold existing Bitcoin and switch from Bitcoin to another digital asset or back to fiat currency for transactions, diminishing the aggregate amount of available transaction fees for Bitcoin miners. Such reduction would adversely impact our results of operations and financial condition.

The Bitcoin reward for successfully uncovering a block will halve several times in the future, and Bitcoin’s value may not adjust to compensate us for the reduction in the rewards we receive from our Bitcoin mining efforts.

Halving is a process designed to control the overall supply and reduce the risk of inflation in cryptocurrencies using a proof of work consensus algorithm. At a predetermined block, the Bitcoin mining reward is cut in half, hence the term “halving.” For Bitcoin, the reward was initially set at 50 Bitcoin currency rewards per block, and this was cut in half to 25 on November 28, 2012 at block 210,000, then again to 12.5 on July 9, 2016 at block 420,000. The most recent halving for Bitcoin occurred on May 11, 2020 at block 630,000 and the reward was reduced to 6.25. It is expected that the next halving will likely occur in 2024. This process will reoccur until the total amount of Bitcoin currency rewards issued reaches 21 million, which is expected around the year 2140. While Bitcoin prices have had a history of fluctuations around the halving of its rewards, there is no guarantee that the price change will be favorable or would compensate for the reduction in mining reward. If a corresponding and proportionate increase in the trading prices of Bitcoin or a proportionate decrease in mining difficulty does not follow these anticipated halving events, the revenue we and our hosted customers earn from our Bitcoin mining operations could see a corresponding decrease, which could have a material adverse effect on our business and operations.

We may not be able to realize the benefits of forks, and forks in a digital asset network may occur in the future, which may affect the value of the cryptocurrencies that we mine.

To the extent that a significant majority of users and miners on a cryptocurrency network install software that changes the cryptocurrency network or properties of a cryptocurrency, including the irreversibility of transactions and limitations on the mining of new cryptocurrency, the cryptocurrency network would be subject to new protocols and software. If less than a significant majority of users and miners on the cryptocurrency network consent to the proposed modification, however, and the modification is not compatible with the software prior to its modification, a “fork” of the network would occur, with one prong of the network running the pre-modified software and the other running the modified software. The effect of such a fork would be the existence of two versions of the cryptocurrency running in parallel yet lacking interchangeability and necessitating exchange-type transaction to convert currencies between the two forks. After a fork, it may be unclear which fork represents the original asset and which is the new asset.

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

In addition, historically, speculation over a new “hard fork” in the Bitcoin protocol has resulted in Bitcoin price volatility and future hard forks may occur at any time. A hard fork could lead to a disruption of networks and our information technology systems could be affected by cybersecurity attacks, replay attacks or security weaknesses, any of which can further lead to temporary or even permanent loss of its assets. Such disruption and loss could cause us to be exposed to liability, even in circumstances where we have no intention of supporting an asset compromised by a hard fork. Additionally, a hard fork may result in a scenario where users running the previous protocol will not recognize blocks created by those running the new protocol, and vice versa. This may render our cryptocurrency mining hardware, or that of our hosted customers, incompatible with the new protocol. Such changes may have a material effect on our operations, financial position and financial performance.

As the aggregate amount of computing power, or hash rate, in the Bitcoin network increases, the amount of Bitcoin earned per unit of hash rate decreases; as a result, in order to maintain our market share, we may have to incur significant capital expenditures in order to expand our fleet of miners.

The aggregate computing power of the global Bitcoin network has generally grown over time, and we expect it to continue to grow in the future. To the extent the global hash rate continues to increase, the market share of and the amount of Bitcoin rewards paid to any fixed fleet of miners will decrease. Therefore, in order to maintain our market share, we may be required to expand our mining fleet, which may require significant capital expenditures. If we can’t acquire sufficient numbers of new miners or access sufficient capital to fund our expenditures, our results of operations and financial condition could be adversely materially affected. While a business strategy focused on hosting could mitigate some of this risk, the fact that hosted clients are ultimately exposed to similar such risk allows for the continued possibility that this could have an adverse effect on our business operations, strategy and financial performance.

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

In addition, a number of governments or governmental bodies have introduced or are contemplating legislative and regulatory changes in response to the potential impact of climate change. Companies across many industries are facing increasing scrutiny related to their environmental, social, and governance (“ESG”) practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts of their investments. Given the very significant amount of electrical power required to operate cryptocurrency miners, as well as the environmental impact of mining for the rare earth metals used in the production of mining servers, the cryptocurrency mining industry may become a target for future environmental and energy regulation, and any such regulation may not distinguish between cryptocurrency mining powered partially by renewable energy, as is much of SCI’s business, and cryptocurrency mining using traditional (i.e. fossil fuel) sources of energy. Legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Furthermore, increased public awareness and concern regarding environmental risks, including global climate change, may result in increased public scrutiny of our business and our industry, and our management team may divert significant time and energy away from our operations and towards responding to such scrutiny and reassuring our employees. Given the political significance and uncertainty around the impact of climate change and how it should be addressed, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Any of the foregoing could result in a material adverse effect on our business, prospects and financial condition.

Our business could be harmed by prolonged power and internet outages, shortages, or capacity constraints.

Our operations require a significant amount of electrical power and access to high-speed internet to be successful. If we are unable to secure sufficient electrical power, or if we lose internet access for a prolonged period, we may be required to reduce our operations or cease them altogether. If this occurs, our business and results of operations may be materially and adversely affected.

We are subject to risks associated with our need for significant electrical power.

Our operations have required significant amounts of electrical power, and, as we continue to expand our mining fleet and begin to operate our Dorothy Facility, we anticipate our demand for electrical power will continue to grow. The fluctuating price of electricity we require for our operations, and to power our expansion, may inhibit our profitability. If we are unable to continue to obtain sufficient electrical power on a cost-effective basis, we may not realize the anticipated benefits of our significant capital investments.

Additionally, our operations could be materially adversely affected by prolonged power outages. Although certain critical functions of our facilities may be powered by backup generators on a temporary basis, it would not be feasible or cost-effective to run miners on back-up power generators for extended periods of time. Therefore, we may have to reduce or cease our operations in the event of an extended power outage, or as a result of the unavailability or increased cost of electrical power. If this were to occur, our business and results of operations could be materially and adversely affected.

Changing environmental regulation and public energy policy may expose our business to new risks.

Our and our hosted customers’ Bitcoin mining operations require a substantial amount of power and can only be successful, and ultimately profitable, if the costs incurred, including for electricity, are lower than the revenue we generate from operations. As a result, any mine we or our hosted customers establish can only be successful if we can obtain sufficient electrical power for that mine on a cost-effective basis, and our establishment of new mines requires us to find locations where that is the case. For instance, our plans and strategic initiatives for the Dorothy Facility are based, in part, on our understanding of current environmental and energy regulations, policies, and initiatives enacted by federal and Texas regulators. If new regulations are imposed, or if existing regulations are modified, the assumptions we made underlying our plans and strategic initiatives may be inaccurate, and we may incur additional costs to adapt our planned business, if we are able to adapt at all, to such regulations.

In addition, there continues to be a lack of consistent climate legislation, which creates economic and regulatory uncertainty for our business because the cryptocurrency mining industry, with its high energy demand, may become a target for future environmental and energy regulation. New legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Further, any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations.

For example, in September 2022, the White House issued a report regarding the Climate and Energy Implications of Crypto-Assets in the United States. The report states that the Department of Energy and Environmental Protection Agency should initiate a process to solicit data and develop environmental performance and energy conservation standards for crypto-asset technologies, including mining equipment. Should such measures prove ineffective at achieving the Administration’s environmental goals, the report calls for the Administration to explore executive actions and legislation to limit or eliminate the use of high energy intensity consensus mechanisms for crypto-asset mining in the United States.

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

While we are currently in the process of applying for patents with respect to SCI’s business, presently we rely on trade secrets to protect our proprietary technology and processes. Despite such protection, however, it is possible that a third party may copy or otherwise obtain and use our U.S. Patent and Trademark Office-registered or other proprietary information without our authorization, and trade secrets can be difficult to protect. Policing unauthorized use of our intellectual property and trade secrets is difficult, particularly in light of the global nature of the Internet and because the laws of other countries may afford us little or no effective protection of our intellectual property. Potentially expensive litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Additionally, we enter into confidentiality and intellectual property assignment agreements with our employees, consultants and other advisors. These agreements generally require that the other party keep confidential and not disclose to third parties’ confidential information developed by the party under such agreements or made known to the party by us during the course of the party’s relationship with us. Our employees, consultants and other advisors, however, may not honor these agreements and enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time-consuming and the outcome is unpredictable. Our failure to obtain and maintain trade secret protection could adversely affect our competitive position.

We rely on highly skilled personnel and the continuing efforts of our executive officers and, if we are unable to retain, motivate or hire qualified personnel, our business may be severely disrupted. In addition, increased labor costs and the unavailability of skilled workers could hurt our business, financial condition and results of operations.

Our performance largely depends on the talents, knowledge, skills, know-how and efforts of highly skilled individuals and in particular, the expertise held by our Chief Executive Officer, Michael Toporek of SHI, and Chief Executive Officer, John Belizaire of SCI. His absence, were it to occur, would materially and adversely impact development and implementation of our projects and businesses. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Our continued ability to compete effectively depends on our ability to attract, among others, new technology developers and to retain and motivate our existing contractors. If one or more of our executive officers or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. In such case, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers or other key personnel. In addition, if any of our executives or key personnel joins a competitor or forms a competing company, we may lose customers.

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

As of March 28, 2023 , Brookstone XXIV owned approximately 15.2% of the Company’s outstanding shares of Common Stock and has designated two directors that sit on our nine-member Board. Accordingly, Brookstone XXIV has the ability to exert a significant degree of influence or actual control over our management and affairs and, as a practical matter, will control corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the election of directors, amendments to our articles of incorporation, as amended (“Articles of Incorporation”) and our bylaws (“Bylaws”), and the approval of mergers and other significant corporate transactions, including a sale of substantially all of our assets, and Brookstone XXIV may vote its shares in a manner that is adverse to the interests of our minority stockholders. This concentration of voting control could deprive holders of our Common Stock of an opportunity to receive a premium for their shares of our Common Stock as part of a sale of the Company. Further, Brookstone XXIV’s control position might adversely affect the market prices of our securities to the extent investors perceive disadvantages in owning shares of a company with a controlling stockholder.

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

As of March 28, 2023 , the Company’s directors and executive officers held the current right to vote approximately 18.7% of the Company’s outstanding voting stock. Of this total, 15.2% was owned or controlled by Brookstone XXIV, for which Michael Toporek, the Company’s Chief Executive Officer, also serves as Managing General Partner. In addition, the Company’s directors and executive officers have the right to acquire additional shares of our Common Stock by exercising their equity awards under our equity compensation plans, which could increase their voting percentage significantly. As a result, Mr. Toporek acting alone, and/or many of the Company’s officers and directors acting together, may have the ability to exert significant control over the Company’s decisions and control the management and affairs of the Company, and also to determine the outcome of matters submitted to stockholders for approval, including the election or removal of a director, and any merger, consolidation or sale of all or substantially all of the Company’s assets. Accordingly, this concentration of ownership may harm the future market prices of our securities by:

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

We are subject to various federal, state, local and foreign environmental, health and safety laws and regulations. These laws and regulations govern matters such as: the emission and discharge of hazardous materials into the ground, air or water; the generation, use, storage, handling, treatment, packaging, transportation, exposure to, and disposal of hazardous and biological materials, including recordkeeping, reporting and registration requirements; and the health and safety of our employees. We may incur significant additional costs beyond those currently contemplated to comply with these regulatory requirements. Further, if we fail to comply with these requirements we may be exposed to fines, penalties and/or interruptions in our operations that could have a material adverse effect on our business, operating results and financial condition. Certain environmental laws may impose strict, joint and several liability for costs required to clean up and restore sites where hazardous substances have been disposed or otherwise released into the environment, even under circumstances where the hazardous substances were released by prior owners or operators, or the activities conducted and from which a release emanated complied with applicable law.

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

If we lose the services of Michael Toporek, our Chief Executive Officer and a member of our board of directors, John Belizaire, SCI’s Chief Executive Officer and member of our board of directors, Philip Patman, Jr., our Chief Financial Officer, and/or certain key employees, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. We do not currently maintain key life insurance policies on these officers or key employees. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of these individuals and certain key employees. We may not be successful in retaining the services of these individuals, and if we were to lose any of these individuals, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

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

Our business involves the collection, storage and transmission of personal, financial or other information that is entrusted to us by our customers and employees. Our information systems also contain the Company’s proprietary and other confidential information related to our business. Our efforts to protect such information may be unsuccessful due to the actions of third parties, computer viruses, physical or electronic break-ins, catastrophic events, employee error or malfeasance or other attempts to harm our systems. As the techniques used to obtain unauthorized access, disable or degrade service or sabotage systems, change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or timely implement adequate preventative measures. We could also experience a loss of critical data and delays or interruptions in our ability to manage inventories or process transactions. Some of our commercial partners, such as those that help us maintain our website, may receive or store information provided by us or our users through our website. If these third parties fail to adopt or adhere to adequate information security practices or fail to comply with our policies in this regard, or in the event of a breach of their networks, our customers’ or employees’ information may be improperly accessed, used or disclosed.

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

Finally, our relatively small public float and daily trading volume have in the past caused, and may in the future result in, significant volatility in the price of our securities. As of December 31, 2022, we had approximately 14,195,402 shares of our common stock outstanding held by non-affiliates and 3,055,190 shares of our Series A Preferred Stock outstanding held by non-affiliates. Our daily trading volume for the year ended December 31, 2022, averaged approximately 119,105 shares of common stock and 18,645 shares of Series A Preferred Stock.

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

Our common stock became listed and commenced trading on Nasdaq on March 23, 2020, and our Series A Preferred Stock commenced trading on Nasdaq on August 19, 2021. In order to maintain such listings, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price and certain corporate governance requirements. We have been given notice by NASDAQ that by virtue of our common stock trading below the $1.00 minimum bid price requirement, we will be subject to delisting unless prior to June 21, 2023, the closing bid price exceeds $1.00 for twenty consecutive trading days. While the Company may seek to satisfy this requirement by a reverse stock split, there can be no assurances that we will be able to comply with such applicable listing standards. If we fail to do so, Nasdaq may delist our common stock and Series A Preferred Stock, which would likely have an adverse impact on the market price and liquidity of such securities.

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

Item 1B: Unresolved Staff Comments

Not applicable.

Item 2: Properties

We lease approximately 3,478 square feet of office, in Albany, New York, which houses the corporate offices of SHI. The current lease agreement expires on December 31, 2024.

SCI leases approximately 19,000 square feet of space in four buildings in East Wenatchee, Washington. The space is currently used for hosted operations. The current lease agreements expire for one building on June 30, 2024, for another on November 30, 2024, and for the remaining two buildings on July 31, 2023.

On March 4, 2021, Soluna SW, LLC acquired a 3.2-acre tract of real property located in Murray, Kentucky on which it has built an energy-efficient cryptocurrency mining facility that includes 22 buildings for the Company’s miners.

On February 24, 2023, Soluna DV Services, LLC entered into a lease agreement for a 33.19-acre tract of land in Briscoe County, Texas. The Agreement is for an Initial Term that expires on the date five years from the Service Date with the right to extend the term of the Agreement for five additional one year terms.

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

NYDIG filed a complaint against Soluna MC Borrowing 2021-1 LLC (“Borrower”) and Soluna MC LLC (“Guarantor”, and together with Borrower, “Defendants”) in Marshall Circuit Court of the Commonwealth of Kentucky on December 29, 2022 regarding a series of loans made by NYDIG to Borrower pursuant to a master equipment finance agreement that were secured by certain assets of Borrower and guaranteed by Guarantor pursuant to a written guaranty agreement executed by Guarantor. The Court issued on February 15, 2023, an agreed order granting NYDIG’s motion for writ of possession which, among other things, ordered parties to provide NYDIG access to the collateral described therein and preserved the rights of NYDIG to pursue a deficiency judgment against the Defendants. Also on February 15, 2023, the Defendants filed their answer and affirmative defenses in this proceeding. The Defendants believe that NYDIG has liquidated some of the collateral securing the loans and anticipate that NYDIG will complete the liquidation of collateral and continue to prosecute the complaint to obtain a judgment against the Defendants. Additionally, NDYIG has stated its intention to pursue SCI, the parent company of Guarantor, under a piercing of the corporate veil claim relating to Defendants’ debts and liabilities under the loan documents. SCI denies any such liability and has filed a complaint for a declaratory judgment against NYDIG in the Eighth Judicial District Court in Clark County, Nevada on March 16, 2023, seeking a declaratory judgment as to such matter.

Item 4: Mine Safety Disclosures

Not applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Capital Market under the trading symbol “SLNH.” The Company’s preferred stock is listed on Nasdaq Capital Market under the trading symbol “SLNHP.”

Holders

We have one class of common stock, par value $.001, and are authorized to issue 75,000,000 shares of common stock. Each share of the Company’s common stock is entitled to one vote on all matters submitted to shareholders. As of December 31, 2022, there were 18,694,206 shares of common stock issued and outstanding. As of March 28, 2023, there were approximately 162 shareholders of record of the Company’s common stock. The number of shareholders of record does not reflect the number of persons whose shares are held in nominee or “street” name accounts through brokers.

Dividends

As of December 31, 2022, we had 3,061,245 shares of our of 9.0% Series A Cumulative Perpetual Preferred Stock outstanding, which pursuant to the Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”), of the Company entitle such holders to dividends, when, as and if declared by the board of directors of the Company (the “Board of Directors”) (or a duly authorized committee of the Board of Directors), payable monthly in arrears on the final day of each month, beginning August 31, 2021. During the year ended December 31, 2022 and 2021, the Board declared and paid the Company aggregate dividends on the shares of Series A Preferred Stock of approximately $3.9 million and $630 thousand, respectively. The Board of Directors had not declared any Series A Preferred Stock dividends beginning October 2022 through the date of this report, as such the Company has accumulated approximately $1.7 million of dividends in arrears on the Series A Preferred Stock through December 31, 2022.

The Company’s Series B Preferred Stock includes a 10% accruing dividend compounded daily for 12 months from the original issue date of July 20, 2022, that may be paid in cash or stock at the Company’s option at the earlier of (i) the date the Series B Preferred Stock is converted, or (ii) the Series B Dividend Termination Date. As of December 31, 2022, the Company has accrued $236 thousand for dividend payable for the Series B preferred stock. In addition, under the Securities Purchase Agreement relating the Series B Preferred Stock the holder has certain consent rights to future equity offerings and rights of first refusal for three years from the original issue date. The Company can obtain a waiver of such rights if it pays to the holder an amount equal to 10% of the capital raised in such offerings (payable in cash or at the option of the Company in the same securities issued in such offering), until the holder has received, an aggregate of $10,000,000 less any profit the holder has received from ownership of the shares, whether through dividends or other distributions, payments of fees, or gains on the sale of the preferred stock.

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

SHI currently conducts our business through our wholly-owned subsidiary, SCI. SCI is engaged in the mining of cryptocurrency through data centers that can be powered by renewable energy sources. Recently, SCI has built, and intends to continue to develop and build, modular data centers that are currently used for cryptocurrency mining and that in the future can be used for computing intensive, batchable applications, such as artificial intelligence and machine learning, with the goal of providing a cost-effective alternative to battery storage or transmission lines. Headquartered in Albany, New York, the Company uses technology and intentional design to solve complex, real-world challenges. We operate in an environment which is consistently evolving based on the increase of Bitcoin and cryptocurrencies. We look to bring in additional investment for our robust pipelines and attract top-tier Bitcoin miners to host at Project Dorothy and into future pipelines in order to generate the highest return on investment. As discussed further in this Annual Report, we operate in two business segments: Cryptocurrency Mining and Data Center Hosting.

Recent Developments and Trends

We used the net proceeds of our debt financing in 2022, common and preferred stock offerings, and securities purchase agreement in December 2022 primarily for the construction of Project Dorothy, which is anticipated to launch in fiscal year 2023, additional miners for our cryptocurrency mining facilities in Kentucky to continue to expand our growth in those facilities, and operational expenses for our SHI parent and SCI business unit.

Industry Trends

During 2022, we observed several companies in the Bitcoin ecosystem experience significant challenges and initiate bankruptcy proceedings due to the significant decline in the price of Bitcoin and other national and global macroeconomic factors. We anticipate this trend will likely continue as companies attempt to shift their business models to operate on significantly compressed margins. The dramatic increase in the price of Bitcoin observed in the market during prior years caused many companies to over-leverage themselves, thus operating in an unsustainable way given the recent instability in the price of Bitcoin. Soluna looks to continue to build and develop at Project Dorothy and to demonstrate the cost effectiveness of our business model and generate growth opportunities by increasing our project pipelines. We are continuously evaluating strategic opportunities which we may decide to undertake as part of our strategic growth initiatives; however, we can offer no assurances that any strategic opportunities which we decide to undertake will be achieved on the schedule or within the budget we anticipate, if at all, in our competitive and evolving industry. See Part I, Item 1A. “Risk Factors” of this Annual Report for additional discussion regarding potential impacts our competitive and evolving industry may have on our business.

Miner Purchases and Deployments

As of December 31, 2022, we had purchased, received and/or deployed the following miners:

Number of Miners
Miners deployed as of January 1, 2022	13,240
Miners received and deployed in the year ended December 31, 2022	12,289
Miners in storage as of December 31, 2022, not deployed	(7,876)
Miners collateralized as of December 31, 2022, for repossession	(3,416)
Miners held for sale as of December 31, 2022	(1,835)
Miners disposed or sold in the year ended December 31, 2022	(7,331)
Total Active and Unencumbered Miners as of December 31, 2022	5,071

Results of Operations

Results of Operations for the Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021.

The following table summarizes changes in the various components of our net loss during the year ended December 31, 2022 compared to the year ended December 31, 2021.

(Dollars in thousands)	Year Ended December 31, 2022	Year Ended December 31, 2021	$ Change	% Change
Cryptocurrency mining revenue	$24,409	10,932	13,477	123%
Data hosting revenue	$4,138	3,413	725	21%
Operating costs and expenses:
Cost of cryptocurrency mining revenue, exclusive of depreciation	$14,281	3,504	10,777	308%
Depreciation costs associated with cryptocurrency mining	$18,708	2,122	16,586	782%
Cost of data hosting revenue	$3,517	2,444	1,073	44%
General and administrative expenses, exclusive of depreciation and amortization	$19,203	9,170	10,033	109%
Depreciation and amortization associated with general and administrative expenses	$9,506	1,581	7,925	501%
Impairment on equity investment	$750	-	750	100%
Impairment on fixed assets	$47,372	-	47,372	100%
Operating loss	$(84,790)	(4,476)	(80,314)	1,794%
Other income, net	$22	11	11	100%
Interest expense	$(8,375)	(1,879)	(6,496)	346%
Loss on sale of fixed assets	$(4,089)	-	(4,089)	(100)%
Loss on debt extinguishment and revaluation, net	$(11,130)	-	(11,130)	(100)%
Loss before income taxes from continuing operations	$(108,362)	(6,344)	(102,018)	1,608%
Income tax benefit (expense) from continuing operations	$1,346	(44)	1,390	(3,159)%
Net loss from continuing operations	$(107,016)	(6,388)	(100,628)	1,575%
Income before income taxes from discontinued operations (including gain on sale of MTI Instruments of $7,751 for the year ended December 31, 2022)	$7,921	1,087	6,834	629%
Income tax benefit from discontinued operations	$-	40	(40)	(100)%
Net income from discontinued operations	$7,921	1,127	6,794	603%
Net loss	$(99,095)	(5,261)	(93,834)	1,784%
Net loss attributable to non-controlling interest	$(380)	-	(380)	(100)%
Net loss attributable to Soluna Holdings, Inc.	$(98,715)	(5,261)	(93,454)	1,776%

Cryptocurrency Mining Revenue: Cryptocurrency revenue consists of revenue recognized from SCI’s cryptocurrency mining operations. Cryptocurrency mining revenue was approximately $24.4 million for the year ended December 31, 2022, respectively, compared to $10.9 million for the year ended December 31, 2021, respectively. We maintained our facility in Washington (Project Edith) and in 2021 added two new mining site operations in Murray, Kentucky (Project Sophie) and Calvert City, Kentucky (Project Marie), however only Project Edith and Project Sophie sites were operational in the first nine months of fiscal year 2021, and operations for Project Sophie site did not begin to ramp up until the fourth quarter of 2021. Megawatts deployed increased from approximately 2 megawatts at the beginning of 2021 and increased slowly in fiscal year 2021 to 20 megawatts for the Project Marie facility and 25 megawatts for the Project Sophie facility for the year ended December 31, 2022. This growth in capacity and expected hashrate contributed to the growth in the business for the year-ended December 31, 2022.

Data Hosting Revenue: In August 2021, SCI began cryptocurrency hosting services in which SCI provided energized space and operating services to third-party mining companies who located their mining hardware at one of SCI’s mining locations, in which SCI would receive a fee per miner installed, revenue share and if additional services were rendered, an additional service fee was charged to the outside parties. In August of 2022, the Company saw a decline in data hosting revenue per month due to a change in contract terms in which the Company changed to charging a lower flat fee per month as compared to the previous fees charged by miner; the electricity expense is now treated as a pass-through item and thus does not get recognized as revenue. This change resulted in less risk for the Company, and higher margins. The Company still receives a profit share component from the hosting contract. The data hosting revenues for the year ended December 2022 and 2021 is primarily attributed to the Project Marie mining site. The Company’s data hosting revenue was approximately $4.2 million for the year ended December 31, 2022, respectively, compared to $3.4 million in data hosting revenue for the year ended December 31, 2021.

Cost of Cryptocurrency Revenue: Cost of cryptocurrency revenue includes direct utility costs, site overhead expenses, depreciation expenses, as well as operations management overhead costs that relate to the operations of SCI’s cryptocurrency mining facilities in Washington and facilities in Kentucky. Going forward, cost of cryptocurrency revenue will include any additional SCI cryptocurrency mining facilities that are part of the Company’s future pipeline.

Cost of cryptocurrency mining revenue, exclusive of depreciation costs, was approximately $14.2 million for the year ended December 31, 2022, respectively, compared to approximately $3.5 million for the year ended December 31, 2021, respectively. Depreciation costs associated with cryptocurrency revenue was approximately $18.7 million year ended December 31, 2022, respectively, compared to $2.1 million for the year ended December 31, 2021, respectively. As noted above, SCI’s ramp up for cryptocurrency mining operations happened throughout 2021 and the first quarter of 2022. Project Sophie mining site did not energize until the fourth quarter of 2021. Therefore, there was a significant variance in cryptocurrency mining revenue and associated costs for the year ended December 31, 2022 when compared to December 31, 2021. As the Company began increasing its capacity, the associated costs began to increase. As noted above, depreciation costs associated with cryptocurrency mining revenue began to significantly increase as miners and equipment were being installed into operations and depreciated over their useful life.

Cost of Data Hosting Revenue: Cost of data hosting revenue includes utility charges, site overhead expenses, and other charges. These expenses are allocated based on the cost driving activity.

Cost of data hosting revenue was approximately $3.5 million for the year ended December 31, 2022, compared to $2.4 million for the year ended December 31, 2021. As noted above, SCI began hosting services in August 2021, in which expenses were allocated based on the cost driving activity, and as operations began to increase, the Company incurred higher cost of revenue. As noted in the data hosting revenue, the Company changed contract terms in August 2022, and as a result, the cost of revenue began declining in the third and fourth quarter of 2022 compared to the previous year.

General and Administrative Expenses:

General and administrative expenses include cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, marketing, information technology, corporate development, and legal services.

General and administrative expenses, exclusive of depreciation and amortization for the year ended December 31, 2022, increased by $10.0 million or 109%, to $19.2 million from $9.2 million for the year ended December 31, 2021. This increase was a result of expenses incurred in the year ended December 31, 2022, that had significant fluctuations compared to the year ended December 31, 2021, related to the hiring of new employees for the Soluna Callisto transactions (i.e.: salary, stock-based compensation and future pipeline expenses), as well as from changes in a number of our traditional general and administrative expenses.

Salaries, benefits and other employee related expenses increased by $4.6 million during the year ended December 31, 2022 compared to the year ended December 31, 2021. Approximately $3.7 million related to salary and fringe benefits for new employees of Soluna Callisto in connection with the October 2021 acquisition and the subsequent hires, as compared to payroll expenses associated with SCI for just over 2 months as of December 31, 2021, in which there was only 16 SCI employees. As of December 31, 2022, SCI had 25 employees. Approximately $1.2 million related to additional hires for supporting a larger corporate organization for SHI including more accounting functionality, compliance and financial planning. Employee recruitment expense increased approximately $180 thousand due to growing the Company and hiring of temporary help for some of the plant locations. Also, travel and business expenses of employees increased $356 thousand due the growth of Company for fiscal year 2022, expanding services and potential pipeline projects. Salaries, benefits and other employee related expenses was offset with a decrease in bonuses of $244 thousand due to cost constraints as of the end of the year for fiscal 2022.

Stock-based compensation costs included within G&A expenses increased by $1.8 million during the year ended December 31, 2022 compared to the year ended December 31, 2021, due to grants of restricted stock units and options granted to members of our board of directors, executives and employees, including the new employees hired by SCI.

Consulting and professional services increased by $959 thousand million during the year ended December 31, 2022 compared to the year ended December 31, 2021 due to required valuations of complex transactions, advisory fees for complex accounting research matters, and pipeline development project costs, in which the Company involves multiple consultants to help build out future plans.

Legal fees increased by approximately $1.5 million during year ended December 31, 2022 compared to the year ended December 31, 2021 due to legal expenses of approximately $1.2 million in relation to Project Dorothy. This included legal costs around the agreements with the affiliated parties, the power purchase agreement, and Spring Lane agreements. In addition there was an increase of approximately $500 thousand in relation to general corporate matters associated with the growth of the business, higher fees for annual filing and additional corporate filings such as 8Ks, and the special proxy meetings that occurred during the fiscal year 2022, offset with declines of approximately $200 thousand in legal fees for other SCI operations in Kentucky.

Insurance expenses increased by approximately $661 thousand during the year ended December 31, 2022 compared to the year ended December 31, 2021, due to an increase in general business insurance, as well as directors and officers insurance of $221 thousand. Also, there were project level insurance costs of $440 thousand for Project Marie in Kentucky that was related to the NYDIG financing.

Audit and tax fees increased by $609 thousand for the year ended December 31, 2022, compared to the year ended December 31, 2021. This was due to increased fees for the fiscal year 2021 audit, as well as to the nature of the Company’s operations changing from an instrumentation business to a cryptocurrency mining business.

Office and general information and technology expenses increased by approximately $437 thousand during the year ended December 31, 2022, compared to the year ended December 31, 2021, due to an increase in general office expense of about $115 thousand and software license expenses of $322 thousand, as the company was working on developing and growing new technology to help build a stronger and more efficient internal infrastructure.

The company incurred operations and management expenses paid to Soluna BC for the year ended December 31, 2021, which were not paid for the year ended December 31, 2022. These amounts in 2021 totaled $1.0 million, as the operation and management fee agreements creating these expenses ended on October 21, 2021.

Depreciation and Amortization associated with general and administrative expenses: Depreciation and amortization expense for the year ended December 31, 2022, totaled approximately $9.5 million, respectively, compared to $1.6 million for the year ended December 31, 2021. This increase was mainly related to amortization expense related to the strategic pipeline contract that was acquired in October 2021, as well as small increases in depreciation expenses related to general and administrative items.

Impairment on Equity Investment: During the year ended December 31, 2022, the Company fully impaired the equity method investment of $750 thousand due to current projections with the equity investment in HEL.

Impairment on Fixed Assets: During the year ended December 31, 2022, the Company concluded that there were impairment indicators on property, plant and equipment associated with the S-9 and L3 miners in storage. As a result, a quantitative impairment analysis was required throughout the fiscal year of 2022. As such, the Company reassessed its estimates and forecasts throughout the fiscal year of 2022, to determine the fair values of the S-9 and L3 miners held in storage. As a result of the analysis, as of year ended December 31, 2022, the Company concluded the carrying amount of the property, plant and equipment associated with the S-9 and L3 miners exceeded their fair value, which resulted in impairment charges of $2.0 million on the consolidated statements of operations for the year ended December 31, 2022.

In addition, the Company assessed the active miners in operations and determined that based on Bitcoin pricing and other market factors, there has been a decline in the market value of the active miners in the Company’s operations. As a result, a quantitative impairment analysis was required throughout the fiscal year of December 31, 2022. As such, the Company reassessed its estimates and forecasts throughout the fiscal year of December 31, 2022, to determine the undiscounted cash flows to determine whether the miners would be recoverable. It was determined based on the analysis, that the undiscounted cash flow with residual value was less than the net book value as of December 31, 2022, confirming the existence of a triggering event, and therefore required an impairment to be recognized. Based on the fair value of the active miners compared to the net book value, the Company decided to recognize an impairment of approximately $39.3 million for the year ended December 31, 2022.

As of December 31, 2022, the Company had M20 miners and M21 miners in service at the Sophie location. Of these miners a portion of the miners was planned to be sold in the near future. The remaining M20 and M21 miners were to be disposed of as they had no value and were not being used. Prior to year-end, the Company had a business opportunity to sell the non-disposed miners which received Board approval, and therefore all the remaining assets were classified as assets held for sale. As a result, a quantitative impairment analysis was required as of December 31, 2022. The Company was not generating positive cash inflows and there had been a significant decline in the market value of miners based on the hashrate index. As a result of the fair value analysis as of December 31, 2022, the Company concluded the carrying amount of the property, plant and equipment associated with the M20 and M21 miners exceeded its fair value of $295 thousand, which resulted in impairment charges of approximately $1.8 million on the consolidated statements of operations for the year ended December 31, 2022.

As of December 31, 2022, the Company has equipment held at vendor including switchgears, transformers, busways and bus plugs. The Company had discussions with a potential buyer and approval of its Board of Directors for sale of the switchgears held at vendor. There has not been a final sale, but the Company has received a purchase order for the switchgear, subject to inspection of the equipment and final sale. Because the sale of the equipment held at vendor would mean the equipment is not being used for its intended purpose, the Company performed a fair value analysis as of December 31, 2022, and concluded the carrying amount of the equipment held at vendor exceeded its fair value of $916 thousand, which resulted in an impairment charge of $1.9 million on the consolidated statements of operations for the year ended December 31, 2022.

Due to the close of operations for Project Marie that occurred subsequent to year-end, the Company will dispose of approximately $1.7 million worth of leasehold improvements and general electrical upgrades and equipment which were attached to the facility which could not be salvaged for any value with the operations ceasing. As the NYDIG repossession and potential foreclosure were conditions that existed prior to year-end, the Company impaired the $1.7 million of assets as of year-end. Also, the Company will have equipment held for sale for the first quarter of 2023, in which based on a fair value analysis compared to the Company’s net book value of the equipment still held, would cause an impairment of approximately $700 thousand, therefore total impairment for the Project Marie assets not attached with the collateralized NYDIG assets was approximately $2.4 million for year-ended December 31, 2022.

Operating Loss: Operating loss increased to $84.8 million for the year ended December 31, 2022, from $4.5 million during the year ended December 31, 2021. This $80.3 million loss increase for the year ended December 31, 2022, was the result of the non-cash impairments of fixed assets of $47.4 million, additional depreciation and amortization expense of $24.5 million and increases in general, and administrative expenses, exclusive of depreciation and amortization of $10.0 million for items not incurred in the prior year related to the significant growth in the SCI operations, which led to increased revenue and costs in the year ended December 31, 2022.

Interest Expense: Interest expense for the year ended December 31, 2022 was $8.4 million primarily related to $6.7 million of interest expense in relation to the October Secured Notes issued on October 25, 2021 and certain promissory notes issued in each of February, March, and April 2022 and repaid as part of the offering of Series A preferred stock in June 2022. Interest expense of $1.7 million for the year ended December 31, 2022, respectively was also incurred under the NYDIG facility and due to its December 2022 default. Interest expense for the year ended December 31, 2021 was $1.9 million and mainly related to the interest expense in relation to the Notes that were issued at the end of October 2021.

Loss on Debt Extinguishment and Revaluation: During the fiscal year ended December 31, 2022, the Company entered into the Addendum and Addendum Amendment in which per guidance in ASC 470 the October Secured Notes were treated as a debt extinguishment in our consolidated financial statements. The Company incurred a loss on the fair value valuation of approximately of approximately $12.9 million for the debt extinguishment and revaluation of debt through September 31, 2022. The Company did a fair value assessment of the Notes as of December 31, 2022 and recognized a gain from previous valuation of $1.8 million; therefore, the net loss for extinguishment and revaluation for the year ended December 31, 2022 was approximately $11.1 million. The Company did not incur a loss on debt for the year ended December 31, 2021. See Note 9.

Loss on Sale of Fixed Assets: The Company incurred a $4.1 million loss for the year ended December 31, 2022, in connection with the disposal of miners and equipment with a net book value of approximately $6.9 million for the year ended December 31, 2022 in which the Company received proceeds of $2.8 million for year ended December 31, 2022. There were no such disposals on equipment for the year ended December 31, 2021.

Income Tax Benefit (Expense) from Continuing Operations: Income tax benefit from continuing operations for the year ended December 31, 2022 was $1.3 million, compared to an income tax expense from continuing operations of $44 thousand for the year ended December 31, 2021. The increase in income tax benefit for the year ended December 31, 2022 was mainly related to deferred tax amortization impact of acquiring an asset in a transaction that is not a business combination when the amount paid exceeds the tax basis on the acquisition date. As such, the Company is required to adjust the value of the strategic contract pipeline by approximately $10.9 million at inception date on (October 29, 2021), which was recorded as a deferred tax liability. This amount will be amortized over the life of the asset. For the year ended December 31, 2022, the Company amortized $2.2 million, respectively. Income tax benefit from continuing operations was offset by a $295 thousand deferred tax expense incurred in the second quarter of 2022 related to increasing the Company’s valuation allowance associated with the deferred tax asset, as well as a $503 thousand deferred tax state adjustment. Income tax expense for the year ended December 31, 2021 was $44 thousand and was primarily a result a change in the valuation allowance for the year offset with temporary timing differences. Our effective income tax rate for the years ended December 31, 2022 and 2021 were 1.0% and 1.0%.

Net Loss from Continuing Operations: Net loss from continuing operations for the year ended December 31, 2022 was $107.0 million, compared to net loss from continuing operations of $6.3 million for the year ended December 31, 2021. The increase in loss for the year ended December 31, 2022 were the result of the factors noted above, including expenses not incurred in the prior year period, such as a full year of amortization expense for the strategic pipeline contract intangible, depreciation on miners installed, impairments on fixed assets, and revaluation of debt and interest costs, the cost of utilities to operate the Company’s two facilities in Kentucky, and noncash compensation expense related to equity awards, partially offset by increases in cryptocurrency mining revenue and data hosting revenue.

Net Income from Discontinued Operations: As of December 31, 2022, the Company’s MTI Instruments business was reported as discontinued operations up to the date of the sale on April 11, 2022. For the year ended December 31, 2022, the Company’s net income from discontinued operations was $7.9 million compared to $1.1 million for the year ended December 31, 2021. This was primarily due to the $7.7 million gain on the sale of MTI Instruments offset with MTI Instruments only having approximately three months of operations prior to the sale on April 11, 2022, compared to a full year of operations in 2021.

Net Loss: Net loss for the year ended December 31, 2022 was $99.0 million, compared to net loss of approximately $5.3 million for the year ended December 31, 2021, respectively, primarily as a result of the factors noted above as related to net loss from continuing operations, as the Company continues to grow and build out its operations for the future.

Net Loss attributable to non-controlling interest: Net loss attributable to non-controlling interest for the year ended December 31, 2022 was $380 thousand in relation to the Company’s DVSL entity. There was no comparable balance for the year ended December 31, 2021.

Non-GAAP Measures

In addition to financial measures calculated in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), we also use “Adjusted EBITDA.” Adjusted EBITDA is a non-GAAP financial measure defined as net income (loss) from continuing operations before interest, taxes, depreciation and amortization (“EBITDA”) adjusted to eliminate the effects of certain non-cash, non-recurring items, that we believe do not reflect our ongoing strategic business operations. Management believes that Adjusted EBITDA results in a performance measurement that represents a key indicator of the Company’s business operations of cryptocurrency mining and hosting customers engaged in cryptocurrency mining.

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

Reconciliations of Adjusted EBITDA to net income from continuing operations, the most comparable U.S. GAAP financial metric, for historical periods are presented in the table below:

(Dollars in thousands)	Years Ended December 31,
	2022	2021

Net loss from continuing operations	$(107,016)	$(6,388)
Interest expense	8,375	1,879
Income tax (benefit) expense	(1,346)	44
Depreciation and amortization	28,214	3,703
EBITDA	(71,773)	(762)

Adjustments: Non-cash items

Stock-based compensation costs	3,852	1,941
Loss on sale of fixed assets	4,089	—
Loss on debt extinguishment and revaluation, net	11,130	—
Impairment of equity investment	750	—
Impairment on fixed assets	47,372	—
Adjustments: Non-recurring items
Exchange registration expenses	—	293
Adjusted EBITDA	$(4,580)	$1,472

Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table:

	Years Ended December 31,
(Dollars in thousands)	2022	2021
Cash	$1,136	$10,258
Restricted cash	685	-
Working capital (deficit)	(24,874)	9,299
Net loss from continuing operations	(107,016)	(6,388)
Net income from discontinued operations	7,921	1,127
Net cash provided by (used in) operating activities	(6,118)	4,635
Net cash provided by operating activities for discontinued operations	369	917
Purchase of property, plant and equipment	(63,684)	(45,792)
Cash dividends paid on preferred stock	(3,852)	(630)

The significant losses generated by the Company’s cryptocurrency mining and hosting operations were due to ERCOT delays, power price spikes in Kentucky and decline in market price of miners due to the substantial decline in the U.S. dollar value of Bitcoin. The Company had a consolidated accumulated deficit of approximately $221.8 million as of December 31, 2022. As of December 31, 2022, the Company had negative working capital of approximately $24.9 million, a line of credit outstanding of $350 thousand, $13.0 million outstanding principal in notes payable that may be converted to common stock, and a subsidiary of the Company that defaulted on equipment financing and has a current outstanding loan of $10.5 million. The Company had outstanding commitments as of December 31, 2022, related to SCI for $0.9 million in capital expenditures, and approximately $1.1 million of cash available to fund its operations.

Based on business developments, including changes in production levels, staffing requirements, and network infrastructure improvements, we will require additional capital equipment in the foreseeable future. With the Company’s shift in focus of the business, and the sale of the MTI Instruments business that occurred in April 2022, the Company has now exited the instrumentation business and is focused on developing and monetizing green, zero-carbon computing and cryptocurrency mining facilities, as well as facilities capable of hosting customers engaged in cryptocurrency mining.

We plan to continue funding operations from our current cash position and our projected 2023 cash flows pursuant to management’s plans. If necessary, we may also seek to supplement our resources by increasing credit facilities to fund operational working capital and capital expenditure requirements. We expect to fund growth, including additional development and build-outs of data centers through project-level capital raising and equity sale activities, to the extent that we can successfully raise capital through sales of additional debt or equity securities, as well as a variety of project specific funding options. Any additional financing, if required, may not be available to us on acceptable terms or not at all.

As shown in the accompanying financial statements, the Company did not generate sufficient revenue to generate net income and has negative working capital as of December 31, 2022. In addition, the Company has seen a decline in the price of Bitcoin during the second and third quarter of fiscal year 2022, which has had and could continue to have material and negative impacts to our operations, although has slowly been increasing in the fourth quarter of fiscal year 2022 and into the first quarter of 2023. These factors, among others, indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after issuance of the financial statements as of December 31, 2022, or March 31, 2023.

Further, various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and overall economic conditions. For instance, inflation could negatively impact the Company by increasing our labor costs, through higher wages and higher interest rates. If inflation or other factors were to significantly increase our business costs, our ability to develop our current projects may be negatively affected. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital in order to fund our operations. If our revenue estimates are off either in timing or amount, or if cash generated from operations is insufficient to satisfy the operational working capital and capital expenditure requirements, the Company plans to implement additional steps to ensure liquidity including, but not limited to, the deferral of planned capital spending and/or delaying existing or pending product development initiatives; alternatively, the Company may be required to obtain credit facilities or other loans, if available, to fund these initiatives. However, the Company is actively monitoring this situation and the possible effects on our financial condition, liquidity, operations, suppliers, and the industry.

Operating Activities

Net cash used in operating activities from continuing operations was approximately $6.1 million for the year ended December 31, 2022. Cash was used in operations by a net loss from continuing operations of $107.0 million, less non-cash items of $97.7 million, consisting primarily of $28.2 million of amortization and depreciation expense for the year for the intangible asset acquired in 2021 and significant additions in fixed assets, approximately $3.9 million in stock-based compensation expense, $4.1 million in loss on sale of fixed assets, $47.4 million in impairment of fixed assets, $750 thousand for impairment on equity investment, $11.1 million on loss on debt extinguishment and revaluation, and $6.5 million for amortization of deferred financing costs and discount on notes payables issued during the year, offset with $1.4 million in deferred income tax benefits.

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

Net cash provided by operating activities from discontinued operations was $369 thousand for the year ended December 31, 2022 compared to $917 thousand for net cash provided by operating activities for the year ended December 31, 2021, respectively. The relative changes in assets and liabilities were comparable between the two periods.

Investing Activities

Net cash used in investing activities from continuing operations during the year ended December 31, 2022 was approximately $54.7 million compared to $57.3 million for the year ended December 31, 2021. For the year ended December 31, 2022, we had $63.7 million worth of capital expenditures, less a net change in deposits on equipment of $6.4 million, and $2.6 million in proceeds from the sale of equipment. For the year ended December 31, 2021, we had $45.8 million in capital expenditures and $9.9 million additions for net change in deposits on equipment, and $1.6 million of cash purchased on intangible assets in relation to the asset acquisition in the prior year.

Net cash provided by investing activities from discontinued operations during the year ended December 31, 2022 was approximately $9.1 million compared to net cash used in investing activities from discontinued operations of $37 thousand during the year ended December 31, 2021. The change represented the net cash proceeds from the sale of MTI Instruments of $9.4 million for the year ended December 31, 2022.

Financing Activities

Net cash provided by financing activities was approximately $42.9 million during year ended December 31, 2022, which consisted primarily of $14.7 million in net proceeds from the sale of Series A and Series B Preferred Stock, $23.9 million in net proceeds from notes and short-term debt issuances, and $2.3 million in net proceeds from a common offering and securities purchase offering. Proceeds of $779 thousand were also received in relation to common stock warrant exercises. During the year ended December 31, 2022, the Company made cash dividend payments of approximately $3.8 million to holders of its Series A Preferred Stock. Also, in the year ended December 31, 2022, the Company had a contribution of $4.8 million from its non-controlling interest in DVSL.

In the year ended December 31, 2021, net cash provided by financing activities was approximately $59.3 million, which consisted of the common stock capital raise and preferred stock raises that totaled approximately $40.7 in net proceeds. The Company also received proceeds from a notes issuance of $15 million less costs associated of $1.3 million. The Company also exercised warrants totaling approximately $4.6 million and had stock option exercises of approximately $100 thousand. The Company borrowed $1.0 million under their line of credit and made cash dividend payments to preferred stockholders of around $630 thousand.

On June 9, 2022, we entered into an At-the-Market Issuance Sales Agreement (the “Sales Agreement”) with Univest Securities, LLC (“Univest”) pursuant to which we may sell, at our option, up to an aggregate of $10 million in shares of Series A Preferred Stock, with a $25.00 liquidation preference per share (the “ATM Shares”) through Univest, as sales agent. Sales of the ATM Shares made pursuant to the Sales Agreement, if any, will be made under the Company’s previously filed and currently effective shelf Registration Statement on Form S-3 (File No. 333-261427) and related prospectus supplement thereto. As of December 31, 2022, no ATM Shares have been sold pursuant to the Sales Agreement. Moreover, prior to any sales under the Sales Agreement, the Company will deliver a placement notice to Univest that will set the parameters for such sale of the ATM Shares, including the number of ATM Shares to be sold, the time period during which sales are requested to be made, any limitation on the number of ATM Shares that may be sold in any one trading day and any minimum price below which sales may not be made. Subject to the terms and conditions of the Sales Agreement, Univest may sell the ATM Shares, if any, only by methods deemed to be an “at the market” offering as defined in Rule 415 promulgated under the Securities Act of 1933, as amended (the “Securities Act”) including, without limitation, sales made directly through the Nasdaq or any other trading market on which the ATM Shares are listed or quoted or to or through a market maker. In addition, subject to the terms and conditions of the Sales Agreement, with the Company’s prior written consent, Univest may also sell ATM Shares by any other method permitted by law, or as may be required by the rules and regulations of Nasdaq or such other trading market on which the Company’s common stock is listed or quoted, including, but not limited to, in negotiated transactions. Univest will use commercially reasonable efforts consistent with its normal trading and sales practices to sell the ATM Shares in accordance with the terms of the Sales Agreement and any applicable placement notice. The Company cannot provide any assurances that Univest will sell any ATM Shares pursuant to the Sales Agreement, and as noted above, none were during 2022.

Debt

On September 15, 2021, the Company entered into a $1.0 million unsecured line of credit with KeyBank, that will, among other things, allow the Company to request loans and to use the proceeds of such loans for working capital and other general corporate purposes. The line of credit bears interest at a rate of Prime + 0.75% per annum (6.25% interest rate as of September 30, 2022). Accrued interest is due monthly and principal is due in full following KeyBank’s demand. As of December 31, 2021, the entire line of credit of $1.0 million was drawn and outstanding. As of December 31, 2022, $650 thousand of the line has been paid down; therefore $350 thousand of the line of credit remains outstanding. The Company has been repaying weekly principal on the KeyBank facility each week since the beginning of September 2022. The Company does not plan to draw down on the line of credit in the foreseeable future. In addition, future drawdown may require pre-approval by KeyBank.

On October 25, 2021, the Company issued to certain institutional investors secured convertible notes in the aggregate principal amount of approximately $16.3 million for an aggregate purchase price of $15.0 million. The notes are convertible, subject to certain conditions, at any time at the option of the investors, into an aggregate of 1,776,073 shares of the Company’s common stock. On July 19, 2022, the Company entered into the Addendum with the Noteholders to amend the terms the October Secured Notes. Pursuant to the Addendum, a portion of the October Secured Notes would be converted and may be redeemed in three tranches, with each tranche of $1,100,000 required to be converted into common stock in each case at the then in effect conversion price of the October Secured Notes, with such price, prior to each conversion, to be reduced (but not increased) to a 20% discount to the 5-day VWAP of the Company’s common stock. In addition, the Noteholders may require the Company to redeem up to $2,200,000 worth of October Secured Notes in connection with each tranche at a rate of $1.20 for every $1.00 owed, less the amount of October Secured Notes converted during such tranche, not including the required conversion amount if the Noteholders are unable to convert out of such amount of the October Secured Notes in each tranche. The Company is also required to deposit up to $1,950,000 in an escrow account in connection with each tranche to satisfy any redemptions, except with respect to the first tranche as provided in the Addendum Amendment. The Addendum also provides the right for the Company to pause the commencement of the conversion of the second and third tranches each for 45 days in the event the Company pursues an equity financing. Since inception, the Company has converted down approximately $3.8 million on the convertible debt. On September 13, 2022, the Company entered into the Addendum Amendment with the Noteholders to amend the terms to extend the maturity date to April 15, 2023, and increase the principal amount of the October Secured Notes by approximately $520 thousand for a total outstanding principal amount of approximately $13 million. The events of default stated in the Notice of Acceleration and Repossession defined below with NYDIG constituted a cross-default under the terms of secured convertible notes issued to the Noteholders. In addition to such cross-default, the failure of the Company pursuant to the Addendum dated as of July 19, 2022, to escrow an aggregate amount of $950,000 for the benefit of the Noteholders by December 21, 2022, constitutes an event of default under the Notes. Due to the defaults noted, the Company did not enter into the second and third tranche of conversions. As such, beginning on November 30, 2022, the Company has been accruing interest of 18% per annum on the outstanding principal amount due to the default which amounted to $202 thousand as of December 31, 2022. On March 10, 2023, the Company entered into a Second Addendum Amendment with the Noteholders, in which the Company paid approximately $617 thousand through the Company’s restricted escrow accounts and contemporaneously with the payment, the Noteholders waived all existing events of default arising under the convertible notes.

On January 14, 2022, the Company effected an initial drawdown under the Master Equipment Finance Agreement with NYDIG in the aggregate principal amount of approximately $4.6 million that bore interest at 14%. On January 26, 2022, the Company had a subsequent drawdown of $9.6 million. On December 20, 2022, Soluna MC Borrowing 2021-1 LLC (“Borrower”) received a Notice of Acceleration and Repossession (the “NYDIG Notice”) from NYDIG with respect to the Master Agreement, by and between Borrower and NYDIG. The obligations of Borrower under the Master Agreement and reflected in the NYDIG Notice are ring-fenced to Borrower and its direct parent company, Soluna MC LLC. The Company is not a party to any guaranty, collateral agreement or other support agreement with or for the benefit of NYDIG. As such, the principal balance of $10.5 million as of December 31, 2022 became due immediately and the Borrower shall bear interest, at a rate per annum equal to 2.0% plus the rate per annum otherwise applicable to such obligations set forth in the Master Agreement. As of December 31, 2022, the Borrower incurred accrued interest and penalty of approximately $274 thousand.

On May 3, 2022, SCI entered into the Contribution Agreement with Spring Lane, pursuant to which Spring Lane agreed, pursuant to the terms and conditions of such agreement, to the Spring Lane Commitment. We anticipate that these capital contributions, once deployed into the projects, will help develop up to three behind-the-meter (BTM) projects designed to convert wasted renewable energy into clean computing services such as Bitcoin mining and artificial intelligence. The Contribution Agreement outlines the framework for the Spring Lane Commitment; however, neither we nor Spring Lane are obligated to complete any projects under such agreement and any actual capital contributions are subject to various conditions precedent, including the receipt of requisite lender and other consents, acceptance by Spring Lane of specific projects and negotiations of agreements regarding those projects, including milestones and structure. In partial consideration of the amendment to the October notes discussed above, the investors agreed to release certain collateral covered by their security agreement to permit the Company to proceed forward with the initial first 25 MW phase of Project Dorothy, which has been extensively funded by Spring Lane, which the Company expects to complete in the near future. On August 5, 2022, the Company entered into the Dorothy Contribution Agreement with Spring Lane for an initial funding of up to $12.5 million for Project Dorothy. SCI completed a final tranche of a series of project-level agreements for $7.5 million on March 10, 2023 of capital to fund the first 25 MW of Project Dorothy and corporate expenses from funds managed by Spring Lane Capital. Concurrently with the Sale for $7.5 million, the Company, Spring Lane, Devco and the Project Company entered into (a) the Fourth Amended and Restated Limited Liability Company Agreement of the Project Company, dated as of March 10, 2023, which is an amendment and restatement of the Third Amended and Restated Limited Liability Company Agreement of the Project Company dated as of March 3, 2023, and (b) the Amended and Restated Contribution Agreement, dated as of March 10, 2023 an amendment and restatement of the Contribution Agreement dated as of August 5, 2022. The Fourth Amended and Restated Limited Liability Company Agreement provides for certain updates in respect of Spring Lane’s majority ownership. The Amended and Restated Contribution Agreement reflects updated pro rata member funding percentages as a result of the Sale as well as updated contribution caps for each of the Company and Spring Lane. For clarity, these agreements have primarily only an indirect effect on the second 25 MW of Project Dorothy, in which the Company continues to indirectly wholly own.

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

Asset Acquisition.

As the discussed above, on October 29, 2021, we closed the Soluna Callisto acquisition, pursuant to an Agreement and Plan of Merger dated as of August 11, 2021, by and among the Company, SCI and Soluna Callisto. The purpose of the transaction was for SCI to acquire substantially all of the assets (other than those assets physically located in Morocco) formerly held by HEL, which assets consisted of Soluna Callisto’s existing pipeline of certain cryptocurrency mining projects that HEL previously transferred to Soluna Callisto, and to provide SCI with the opportunity to directly employ or retain the services of four individuals whose services it had retained through HEL prior to the merger. As a result of the merger, each share of common stock of Soluna Callisto issued and outstanding immediately prior to the effective time of the merger, other than shares owned by the Company or any of our subsidiaries, was cancelled and converted into the right to receive a proportionate share of up to 2,970,000 shares (the “Merger Shares”) of the Company’s common stock payable upon the achievement of certain milestones within five years after the effective date in the merger, as set forth in the merger agreement and the schedules thereto (the “Merger Consideration”).

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

The acquisition was accounted for, for purposes of GAAP, using the asset acquisition method of accounting under the Financial Accounting Standards Board’s Accounting Standards Codification (“ASC”) 805-50. SHI determined that it acquired in the acquisition a group of similar identifiable assets (primarily, the “strategic pipeline contract” of certain cryptocurrency mining projects), which it classified as an intangible asset for accounting purposes. As a result, SHI’s acquisition of the set of assets and activities that it acquired will constitute an asset acquisition, as opposed to a business acquisition, under ASC 805. ASC 805-50 provides that assets acquired in an asset acquisition are measured based on the costs of the acquisition, which is the consideration that the acquirer transfers to the seller and includes direct transaction costs related to the acquisition. SHI includes Soluna Callisto’s results of operations in our results of operations beginning on the effective date of the of the acquisition, October 29, 2021.

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

The Company had Warrants included within the SPA agreement as noted in Note 9. The Warrants are considered freestanding equity-classified instruments due to their detachable and separately exercisable features and meet the indexation criteria within derivative accounting. Accordingly, the Warrants are presented as a component of Stockholders’ Equity in accordance with derivative accounting.

Following the debt extinguishment on July 19, 2022 as noted further in Note 9, the Convertible Notes will be recorded at fair value upon issuance (e.g., upon execution of the Addendum) per guidance within ASC 480, and at each subsequent reporting period, with changes in fair value reported in earnings.

Consistent with the guidance in purchase accounting, the value of the Strategic Pipeline Contract as of the acquisition date was estimated using an expected value approach, which probability-weights various future outcomes and uses certain Level 3 inputs.

The Company’s equipment miners are classified in Level 2 of the fair value hierarchy due to the quoted market prices for similar assets.

As of December 31, 2022, and 2021, the fair values of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

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

Impairment of long-lived assets.

Management reviews long-lived assets, including finite lived intangible assets, property, plant and equipment, and other assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset, asset group, or investment may not be recoverable.

Recoverability of assets to be held and used are measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. Because the impairment test for long-lived assets held in use is based on estimated undiscounted cash flows, there may be instances where an asset or asset group is not considered impaired, even when its fair value may be less than its carrying value, because the asset or asset group is recoverable based on the cash flows to be generated over the estimated life of the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

Factors Expected to Affect Our Future Results

We expect our revenues to comprise a combination of: (i) block rewards in Bitcoin, which are fixed rewards programmed into the Bitcoin software that are awarded to a miner or a group of miners for solving the cryptographic problem required to create a new block on a given blockchain and (ii) transaction fees in Bitcoin, which are flexible fees earned for verifying transactions in support of the blockchain and (iii) hosting revenues whereby the Company provides electrical power and network connectivity to cryptocurrency mining customers, and the customers pay a stated amount and rate.

Our revenues are directly impacted by changes in the market value of Bitcoin. For example, the average Bitcoin price for 2020 and 2021 was $11,057 and $47,385, respectively. Bitcoin price generally declined throughout 2022. As of December 31, 2022, the price of Bitcoin was $16,526. Furthermore, block rewards are fixed, and the Bitcoin network is designed to periodically reduce them through halving. Currently the block rewards are fixed at 6.25 Bitcoin per block, and it is estimated that it will halve again to 3.125 Bitcoin in April 2024. The halving events happen without any regard to ongoing demand, meaning that if the ongoing demand remains the same after a halving event, whatever demand was being met by new supply will be restricted, which may necessitate an adjustment of the price of Bitcoin, though there is no definitive evidence of a causal link between Bitcoin’s programmatic decrease in supply and broadening demand. Once the halving occurs, we expect that it could have a negative impact on our revenues as the reward for each Bitcoin mines will be reduced.

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

As the use of the Bitcoin network expands and the total number of Bitcoin available to mine and, thus, the block rewards, declines over time, we expect the mining incentive structure to transition to a higher reliance on transaction confirmation fees, and the transaction fees to become a larger proportion of the revenues to miners. These changes could have an indirect effect on our revenues from hosted customers engaging in cryptocurrency mining.

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

Item 9A: Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of SHI’s disclosure controls and procedures as of December 31, 2022. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control—Integrated Framework (2013 version) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using the criteria set forth in Internal Control—Integrated Framework, Management has concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

/s/ Philip Patman, Jr.
Chief Financial Officer
(Principal Financial Officer)

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended December 31, 2022 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

The remaining information required by this Item 10 is incorporated herein by reference to the information appearing under the captions “Information about our Directors,” “Executive Officers,” “Board of Director Meetings and Committees – Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC on or before April 30, 2023.

Item 11: Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the information appearing under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC on or before April 30, 2023.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders to be filed with the SEC on or before April 30, 2023.

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the information appearing under the captions “Certain Relationships and Related Transactions” and “Information about our Directors” in our definitive Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the SEC on or before April 30, 2023.

Item 14: Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the information appearing under the caption “Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2023 Annual Meeting of Shareholders to be filed with the SEC on or before April 30, 2023.

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

3.7	Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock filed with the Secretary of State of the State of Nevada on August 18, 2021 (Incorporated by reference to the Company’s Form 8-A, filed with the SEC on August 19, 2021).

3.8	Certificate of Amendment to Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock, filed with the Secretary of State of the State of Nevada on December 22, 2021 (Incorporated by reference to the Company’s Form 8-K Report filed with the SEC on December 29, 2021).

3.9	Certificate of Amendment to Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock, filed with the Secretary of State of the State of Nevada on April 21, 2022 (Incorporated by reference to the Company’s Form 8-K Report filed with the SEC on April 27, 2022).

3.10	Certificate of Designation of Series B Convertible Preferred Stock, filed with the Nevada Secretary of State on July 20, 2022.

4.1	Form of Common Purchase Warrant (incorporated by reference from Exhibit 4.3 of the Company’s Registration Statement on Form S-1/A filed April 12, 2021).

4.2	Form of Underwriters’ Warrant (incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement on Form S-1/A filed April 12, 2021).

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

47

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

4.11	Form of Representative’s Warrant (incorporated by reference from Exhibit 4.2 of the Company’s Form 8-K Report filed December 29, 2021).

4.12	Form of Class D Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

4.13	Form of Class E Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

4.14	Form of Class F Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

4.15	Form of Class G Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

4.16	Description of Securities (incorporated by reference from Exhibit 4.13 of the Company’s Form 10-K as of December 31, 2021 filed March 31, 2022)

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

10.11+

Amended and Restated Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, 2021 Stock Incentive Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement on Schedule 14A filed with the Commission on October 7, 2021)

48

10.12+

Form of Stock Option Agreement under the Amended and Restated Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, 2021 Stock Incentive Plan (incorporated by reference from Exhibit 10.11 of the Company’s Form 10-K Report for the year ended December 31, 2021.)

10.13+

Form of Restricted Stock Agreement under the Amended and Restated Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, 2021 Stock Incentive Plan (incorporated by reference from Exhibit 10.13 of the Company’s Form 10-K Report for the year ended December 31, 2021.)

10.14+

Form of Restricted Stock Unit Agreement under the Amended and Restated Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, 2021 Stock Incentive Plan (incorporated by reference from Exhibit 10.14 of the Company’s Form 10-K Report for the year ended December 31, 2021.)

10.15+	Second Amended And Restated 2021 Stock Incentive Plan (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 1, 2022).

10.16+	Form of Option Agreement for the Second Amended And Restated 2021 Stock Incentive Plan (Incorporated by reference as Exhibit 10.7 to the Company’s Current Report on Form 10-Q filed with the SEC on August 15, 2022).

10.17+	Form of Restricted Stock Agreement for the Second Amended And Restated 2021 Stock Incentive Plan (Incorporated by reference as Exhibit 10.8 to the Company’s Current Report on Form 10-Q filed with the SEC on August 15, 2022).

10.18+

Form of Restricted Stock Unit Agreement for the Second Amended And Restated 2021 Stock Incentive Plan (Incorporated by reference as Exhibit 10.9 to the Company’s Current Report on Form 10-Q filed with the SEC on August 15, 2022).

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

10.22

Class A Preferred Share Purchase Agreement dated January 13, 2020, among Harmattan Energy, Ltd., formerly known as Soluna Technologies, Ltd., Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, and the other investors set forth on Exhibit A thereto (incorporated by reference from Exhibit 10.21 of the Company’s Registration Statement on Form 10 filed March 4, 2020).

10.23

Amended and Restated Contingent Rights Agreement dated November 5, 2021, by and between Harmattan Energy, Ltd. and Soluna Holdings, Inc. (incorporated by reference from Exhibit 10.26 of the Company’s 10-K as of December 31, 2021)

10.24

Side Letter Agreement dated January 13, 2020, by and between Harmattan Energy, Ltd., formerly known as Soluna Technologies, Ltd., and Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated (incorporated by reference from Exhibit 10.23 of the Company’s Registration Statement on Form 10 filed March 4, 2020).

10.25

Sale Order dated May 18, 2020, by and between GigaWatt, Inc. and the United States Bankruptcy Court Eastern District of Washington (incorporated by reference from Exhibit 10.32 of the Company’s Registration Statement on Form 10 filed September 30, 2020).

10.26

Intellectual Property Assignment Agreement dated May 20, 2020, by and between Mark D. Waldron, as Chapter 11 Trustee and Soluna Computing, Inc., formerly known as EcoChain, Inc (incorporated by reference from Exhibit 10.35 of the Company’s Registration Statement on Form 10 filed September 30, 2020).

10.27

Assignment of Lease Agreements dated February 4, 2020, by and between, on the one hand, David M. Carlson, Dorrinda M. Carlson, Enterprise Focus, Inc. and, on the other hand, Mark D. Waldron, in his capacity as the Chapter 11 Trustee (incorporated by reference from Exhibit 10.37 of the Company’s Registration Statement on Form 10 filed September 30, 2020).

10.28

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

10.31	Amendment of Commercial Lease Agreement dated January 28, 2020, by and between Mark Waldron, as Chapter 11 Trustee and TNT Business Complexes, LLC (incorporated by reference from Exhibit 10.41 of the Company’s Registration Statement on Form 10 filed September 30, 2020).

49

10.32	Industrial Power Contract dated February 22, 2021, by and between Soluna SW LLC, formerly known as EcoChain Wind, LLC, and a West Kentucky Rural Electric Cooperative Collaboration (incorporated by reference from Exhibit 10.1 of the Company’s Form 10-Q Report for the quarter ended June 30, 2021)

10.33	Form of Purchase Agreement dated as of April 11, 2021, by and between Soluna MC LLC, formerly known as EcoChain Block, LLC, and Seller (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K Report filed April 12, 2021).

10.34	Form of Power Supply Agreement dated as of May 3, 2021, by and between Soluna MC LLC, formerly known as EcoChain Block, LLC, and a power-providing cooperative (incorporated by reference from Exhibit 10.3 of the Company’s Form 8-K Report filed May 4, 2021).

10.35	Form of Transition Services Agreement dated as of May 3, 2021, by and between Soluna MC LLC, formerly known as EcoChain Block, LLC, and a power-providing cooperative (incorporated by reference from Exhibit 10.4 of the Company’s Form 8-K Report filed May 4, 2021).

10.36	Form of Guaranty of Rent dated as of May 3, 2021, by and between Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, and a power-providing cooperative (incorporated by reference from Exhibit 10.5 of the Company’s Form 8-K Report filed May 4, 2021).

10.37	Termination Agreement dated August 11, 2021, by and among Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, Soluna Computing, Inc., formerly known as EcoChain, Inc., and Harmattan Energy, Ltd. (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K Report filed August 12, 2021).

10.38	Securities Purchase Agreement dated October 20, 2021, by and between Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, and accredited investors (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K Report filed October 25, 2021).

10.39	Registration Rights Agreement dated October 25, 2021, by and between the Company and accredited investors (incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K Report filed October 25, 2021).

10.40

Security Agreement dated October 25, 2021, by and among the Company, MTI Instruments and Soluna Computing, Inc., formerly known as EcoChain, Inc., Soluna MC LLC, formerly known as EcoChain Block LLC, and Soluna SW LLC, formerly known as EcoChain Wind LLC, and Collateral Services LLC (incorporated by reference from Exhibit 10.3 of the Company’s Form 8-K Report filed October 25, 2021).

10.41

Master Equipment Finance Agreement, dated as of December 30, 2021 by and between Soluna MC Borrowing 2021-1 LLC and NYDIG ABL LLC (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K Report filed January 18, 2022).

10.42	Digital Asset Account Control Agreement, effective as of December 30, 2021 by and among Soluna MC Borrowing 2021-1 LLC, NYDIG ABL LLC and NYDIG Trust Company LLC (incorporated by reference from Exhibit 10.2 of the Company’s Form 8-K Report filed January 18, 2022).

10.43	Guaranty Agreement, dated as of December 30, 2021 by Soluna MC LLC, in favor of NYDIG ABL LLC (incorporated by reference from Exhibit 10.3 of the Company’s Form 8-K Report filed January 18, 2022).

10.44	Consent and Waiver Agreement, dated January 13, 2022, by and among the Company and the purchasers signatory to the Securities Purchase Agreement, dated as of October 20, 2021 (incorporated by reference from Exhibit 10.4 of the Company’s Form 8-K Report filed January 18, 2022).

10.45+	Employment Agreement, by and between Soluna Holdings, Inc. and Michael Toporek, dated as of January 14, 2022 (incorporated by reference from Exhibit 10.1 of the Company’s Form 8-K Report filed January 21, 2022).

10.46

Stock Purchase Agreement, dated as of April 11, 2022, by and between Soluna Holdings, Inc. and NKX Acquiror, Inc. (Incorporated by reference to the Company’s Current Report on Form 8-K Report filed with the SEC on April 15, 2022).

10.47	Form of Note by and between Soluna Holdings, Inc. and certain institutional lenders (incorporated by reference from Exhibit 10.53 of the Company’s Form 10-K Report for the year ended December 31, 2021 filed on March 31, 2022.)

10.48

Commercial Security Agreement, by and between Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, and KeyBank National Association, dated September 15, 2021 (incorporated by reference from Exhibit 10.54 of the Company’s Form 10-K Report for the year ended December 31, 2021 filed on March 31, 2022).

10.49

Promissory Note, by and between Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, and KeyBank National Association, dated September 15, 2021 (incorporated by reference from Exhibit 10.55 of the Company’s Form 10-K Report for the year ended December 31, 2021 filed on March 31, 2022).

10.50	Underwriting Agreement, by and between the Company and Univest Securities, LLC, dated October 24, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2022).

10.51	Form of Underwriter’s Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on October 26, 2022).

50

10.52+	Employment Agreement, by and between Soluna Holdings, Inc. and Philip F. Patman, Jr, dated as of July 29, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K Report filed with the SEC on August 3, 2022).

10.53	Form of Addendum by and between the Company, Collateral Agent, and each purchaser identified on Schedule A hereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2022).

10.54	Form of Securities Purchase Agreement by and among the Company and the purchasers signatory thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2022).

10.55	Form of Leak-Out Agreement by and between the Company and the signatory thereto (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on July 20, 2022).

10.56

At-the-Market Issuance Sales Agreement, dated June 9, 2022, by and between the Company and the Univest Securities, LLC (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on June 9, 2022).

10.57	Contribution Agreement by and between Soluna Holdings, Inc., Soluna SLC Fund I Projects Holdco, LLC, Soluna DV Devco, LLC, and Soluna DVSL ComputeCo, LLC, dated as of August 5, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2022).

10.58	Form of Addendum Amendment by and Between the Company and the signatories thereof, dated September 13, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

10.59	Form of Series B Consent by and between the Company and the signatory thereof, dated September 13, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

10.60	Form of Securities Purchase Agreement by and between the Company and the purchasers named therein, dated December 5, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2022).

10.61	Form of Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2022).

10.62+	Soluna Holdings, Inc. Third Amended and Restated 2021 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2023)

10.63+	Soluna Holdings, Inc. 2023 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2023)

10.64	Purchase of Membership Interests of Soluna DVSL Computeco LLC dated March 10, 2023

10.65	Fourth Amended and Restated LLC Agreement Soluna DVSL Computeco LLC

10.66	Data Facility Lease

10.67	Amended and Restated Contribution Agreement dated March 10, 2023

10.68	Power Purchase Agreement with Lighthouse Electric Cooperative, Inc. dated February 24, 2023

10.69	Second Addendum Amendment dated as of March 3, 2023 with Convertible Noteholders

21	Subsidiaries of Soluna Holdings, Inc.

23.1	Consent of UHY LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

# Certain portions of this exhibit have been omitted based upon a request for confidential treatment. The omitted portions have been filed with the Securities and Exchange Commission pursuant to our application for confidential treatment. The items are identified in the exhibit with “**”.

+ Represents management contract or compensation plan or arrangement.

Item 16: Form 10-K Summary

None.

51

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLUNA HOLDINGS, INC.

Date: March 31, 2023	By:	/s/ Michael Toporek
Michael Toporek
Chief Executive Officer

Date: March 31, 2023	By:	/s/ Philip Patman, Jr.
Philip Patman, Jr.
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Michael Toporek	Chief Executive Officer, Director
Michael Toporek	(Principal Executive Officer)	March 31, 2023

/s/ Philip Patman, Jr.	Chief Financial Officer
Philip Patman, Jr.	(Principal Financial Officer)	March 31, 2023

/s/ Jessica L. Thomas	Chief Accounting Officer
Jessica L. Thomas	(Principal Accounting Officer)	March 31, 2023

/s/ William Phelan	Chairman
William Phelan		March 31, 2023

/s/ Edward R. Hirshfield	Director
Edward R. Hirshfield		March 31, 2023

/s/ Matthew E. Lipman	Director
Matthew E. Lipman		March 31, 2023

/s/ Thomas J. Marusak	Director
Thomas J. Marusak		March 31, 2023

/s/ David C. Michaels	Director
David C. Michaels		March 31, 2023

/s/ William Hazelip	Director
William Hazelip		March 31, 2023

/s/ John Belizaire	Director
John Belizaire		March 31, 2023

/s/ John Bottomley	Director
John Bottomley		March 31, 2023

52

SOLUNA HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Soluna Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Soluna Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and had significant accumulated deficit and negative working capital that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Impairment Analysis of Intangible Assets

Description of the Matter

As discussed in Note 6 to the financial statements, the Company has strategic pipeline contracts related to the Company’s business. These contracts relate to the potential renewable energy data centers that the Company is in the process of completing. As of December 31, 2022, the book value of the strategic pipeline contracts totaled $46.9 million with accumulated amortization of $10.9 million.

We identified the impairment analysis of the strategic pipeline contract intangible assets triggered by the impairment indicators as a critical audit matter because the analysis includes significant estimates, assumptions and judgments. Specifically, the determination of the fair value of the strategic pipeline contracts was based on the status of the projects, undiscounted cash flows and the probability of realization of the benefit. The determination of the intangible fair value required management to make significant judgments, including the appropriateness of the valuation model and the reasonableness of estimates and assumptions included in the model. Changes in these estimates and assumptions could have a significant impact on the fair value of the intangible assets. Auditing these elements involved especially challenging auditor judgment due to the subjectivity and the nature and extent of audit effort required to address the matter, including the extent of specialized skills or knowledge needed.

How We Addressed the Matter in Our Audit

We gained an understanding of certain internal controls over the Company’s process to analyze the intangible asset for impairment, including controls related to the Company’s valuation. For example, we gained an understanding of controls over the estimation process supporting the valuation of the strategic pipeline contracts intangible asset, which included controls over management’s review of assumptions used in its valuation model.

To test the estimated fair value of the strategic pipeline contracts, we performed audit procedures that included, among others, evaluating the valuation methodology used by the Company’s valuation specialist, and evaluating the reasonableness of the key assumptions used to determine the estimated fair value. We utilized our firm’s valuation specialists to assist with the evaluation of the methodology used by management and significant assumptions included in the fair value estimate, including testing the likelihood of various scenarios. For example, we compared the Company’s budgets and forecasts and reviewed the status of the projects used as part of the determination of the likelihood of the various scenarios. We performed a sensitivity analysis over key assumptions used in the model. We also evaluated the adequacy of the Company’s disclosures included in Note 2 and Note 6 in relation to this valuation.

Fair value of the Warrants and Convertible Note

Description of the Matter

As discussed in Note 13 to the financial statements, the Company offered a total of approximately 9 million common stock purchase warrants. The fair value of the warrants, as of the issuance date, was $15 million. The Company uses option pricing models to estimate the fair value of the warrants using various market-based inputs. The debt modification addendum on July 19, 2022, as described in Note 9, resulted in deemed extinguishment of the old convertible note, and the new convertible note was accounted for under the fair value method on a recurring basis in accordance with ASC 480.

We identified the assessment of the measurement of fair value of the warrants and convertible note as a critical audit matter. Specifically, there was a high degree of subjectivity and judgment in evaluating the determination of the expected volatility inputs used in the option pricing models for the warrants. Historical, implied, and peer group volatility levels provide a range of possible expected volatility inputs and the fair value estimates for the warrants are sensitive to the expected volatility inputs.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included gaining an understanding of certain internal controls over the Company’s process to measure the fair value of the warrants and convertible note. This included controls related to the evaluation of observable market information used in the determination of the expected volatility inputs. We also involved our firm’s valuation professionals with specialized skills and knowledge, who assisted in:

●	evaluating the expected volatility inputs by comparing them against a volatility range that was independently developed in consideration of historical, implied, and peer group volatility information; and

●	developing an estimate of the convertible note and warrants’ fair value using the independently developed volatility range and comparing it to the value calculated by the Company.

Impairment Analysis of Fixed Assets

Description of the Matter

As described in Note 2 to the financial statements, the Company’ performed a quarterly assessment of the status of its long-lived assets at each subsidiary for potential impairment. The results of the analysis performed, the Company had impaired approximately $47.4 million of property, plant and equipment. The Company’s recorded impairment includes an assessment of the fair value of the property plant and equipment utilizing factors such as market value of comparable equipment for sale, the Hashrate Index and Luxor ASIC Trading Desk Market Update.

We identified the impairment analysis of the fixed assets as a critical audit matter due to the significant estimates, assumptions, and judgment used by management when evaluating the fair value of fixed assets. This led to a high degree of auditor judgment and subjectivity in performing procedures on management’s assessment of the valuation of the fixed assets.

How We Addressed the Matter in Our Audit

We gained an understanding of certain internal controls over the Company’s impairment assessment process, including controls related to the valuation of fixed assets, and the review of activity that could result in changes to the Company’s valuation. Since impairment of fixed assets was material during the year ended December 31, 2022 and complex, we performed the following:

●	Independently assessing the relevance and reliability of the inputs into the valuation assessment, such as the Hashrate Index and Luxor ASIC Trading Desk Market Update.

●	Evaluating the valuation for the fixed assets through independently comparing with prices of similar assets found through third party resources, as well as subsequent disposals or sales.

/s/ UHY LLP

We have served as the Company’s auditor since 2021.

Albany, New York

March 31, 2023

Soluna Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2022 and December 31, 2021

(Dollars in thousands, except per share)

	December 31,	December 31,
	2022	2021
Assets
Current Assets:
Cash	$1,136	$10,258
Restricted cash	685	—
Accounts receivable	320	531
Prepaid expenses and other current assets	1,326	977
Deposits on equipment	1,175	10,188
Current assets associated with discontinued operations	—	3,028
Total Current Assets	4,642	24,982
Other assets	1,150	1,121
Equity investment	—	750
Property, plant and equipment, net	42,504	44,597
Intangible assets, net	36,432	45,839
Operating lease right-of-use assets	233	405
Total Assets	$84,961	$117,694

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,548	$2,958
Accrued liabilities	2,721	2,859
Line of credit	350	1,000
Convertible notes payable	11,737	7,121
Current portion of debt	10,546	—
Deferred revenue	453	316
Operating lease liability	161	184
Income taxes payable	—	2
Current liabilities associated with discontinued operations	—	1,243
Total Current Liabilities	29,516	15,683

Other liabilities	203	509
Long term debt	—	—
Operating lease liability	84	237
Deferred tax liability, net	8,886	10,277
Total Liabilities	38,689	26,706

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
9.0% Series A Cumulative Perpetual Preferred Stock, par value $0.001 per share, $25.00 liquidation preference; authorized 6,040,000; 3,061,245 shares issued and outstanding as of December 31, 2022 and 1,252,299 shares issued and outstanding as of December 31, 2021	3	1
Series B Preferred Stock, par value $0.0001 per share, authorized 187,500; 62,500 shares issued and outstanding as of December 31, 2022 and 0 shares issued and outstanding as of December 31, 2021	—	—

Common stock, par value $0.001 per share, authorized 75,000,000; 19,712,722 shares issued and 18,694,206 shares issued and outstanding as of December 31, 2022 and 14,769,699 shares issued and 13,754,206 shares issued and outstanding as of December 31, 2021	20	15
Additional paid-in capital	277,410	227,790
Accumulated deficit	(221,769)	(123,054)
Common stock in treasury, at cost, 1,018,516 shares at December 31, 2022 and 1,015,493 shares at December 31, 2021	(13,798)	(13,764)
Total Soluna Holdings, Inc. Stockholders’ Equity	41,866	90,988
Non-Controlling Interest	4,406	—
Total Stockholders’ Equity	46,272	90,988
Total Liabilities and Stockholders’ Equity	$84,961	$117,694

The accompanying notes are an integral part of these consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2022 and 2021

(Dollars in thousands, except per share)

	Year Ended
	December 31,
	2022	2021

Cryptocurrency mining revenue	$24,409	$10,932
Data hosting revenue	4,138	3,413
Total revenue	28,547	14,345
Operating costs:
Cost of cryptocurrency mining revenue, exclusive of depreciation	14,281	3,504
Depreciation costs associated with cryptocurrency mining	18,708	2,122
Total cost of cryptocurrency mining revenue	32,989	5,626
Cost of data hosting revenue	3,517	2,444
Operating expenses:
General and administrative expenses, exclusive of depreciation and amortization	19,203	9,170
Depreciation and amortization associated with general and administrative expenses	9,506	1,581
Total general and administrative expenses	28,709	10,751
Impairment on equity investment	750	-
Impairment on fixed assets	47,372	-
Operating loss	(84,790)	(4,476)
Interest expense	(8,375)	(1,879)
Loss on debt extinguishment and revaluation, net	(11,130)	-
Loss on sale of fixed assets	(4,089)	-
Other income, net	22	11
Loss before income taxes from continuing operations	(108,362)	(6,344)
Income tax benefit (expense) from continuing operations	1,346	(44)
Net loss from continuing operations	(107,016)	(6,388)
Income before income taxes from discontinued operations (including gain on sale of MTI Instruments of $7,751 for year ended December 31, 2022)	7,921	1,087
Income tax benefit from discontinued operations	-	40
Net income from discontinued operations	7,921	1,127
Net loss	(99,095)	(5,261)
(Less) Net loss attributable to non-controlling interest	380	-
Net loss attributable to Soluna Holdings, Inc.	$(98,715)	$(5,261)

Basic and Diluted (loss) earnings per common share:
Net loss from continuing operations per share (Basic & Diluted)	$(7.42)	$(0.59)
Net income from discontinued operations per share (Basic & Diluted)	$0.53	$0.09
Basic & Diluted loss per share	$(6.89)	$(0.50)

Weighted average shares outstanding (Basic and Diluted)	14,982,510	11,840,242

The accompanying notes are an integral part of these consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the Years Ended December 31, 2022 and 2021

(Dollars in thousands, except per share)

	Preferred Stock				Common Stock				Treasury Stock
	Series A Shares	Amount	Series B Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Non- Controlling Interest	Total Stockholders’ Equity

January 1, 2021	—	$—	—	$—	10,750,100	$11	$137,462	$(117,793)	1,015,493	$(13,764)	$—	$5,916

Net loss	—	—	—	—	—	—	—	(5,261)	—	—	—	(5,261)

Preferred dividends distribution	—	—	—	—	—	—	(630)	—	—	—	—	(630)

Stock-based compensation	—	—	—	—	—	—	2,021	—	—	—	—	2,021

Issuance of shares – preferred offering	1,252,299	1	—	—	—	—	25,056	—	—	—	—	25,057

Issuance of shares – stock offering	—	—	—	—	2,782,258	3	15,400	—	—	—	—	15,403

Issuance of shares – option exercises	—	—	—	—	123,400	—	102	—	—	—	—	102

Issuance of shares – warrant exercises	—	—	—	—	581,610	1	4,792	—	—	—	—	4,793

Issuance of shares- Notes conversion	—	—	—	—	150,000	—	1,377	—	—	—	—	1,377

Issuance of shares- termination shares	—	—	—	—	150,000	—	1,917	—	—	—	—	1,917

Warrants issued in relation to debt financing	—	—	—	—	—	—	7,037	—	—	—	—	7,037

Share consideration of asset acquisition	—	—	—	—	—	—	33,000	—	—	—	—	33,000

Issuance of shares-restricted stock	—	—	—	—	232,331	—	256	—	—	—	—	256

December 31, 2021	1,252,299	$1	—	$—	14,769,699	$15	$227,790	$(123,054)	1,015,493	$(13,764)	$—	$90,988

Net loss	—	—	—	—	—	—	—	(98,715)	—	—	(380)	(99,095)

Preferred dividends distribution-Series A	—	—	—	—	—	—	(3,852)	—	—	—	—	(3,852)
Preferred dividends-Series B	—	—	—	—	—	—	(236)	—	—	—	—	(236)

Stock-based compensation	—	—	—	—	—	—	3,857	—	—	—	—	3,857

Issuance of shares – preferred offering	666,089	1	—	—	—	—	9,750	—	—	—	—	9,751

Issuance of shares – common offering	—	—	—	—	1,388,889	1	1,582	—	—	—	—	1,583

Issuance of shares – Securities Purchase offering	—	—	—	—	1,125,000	1	768	—	—	—	—	769

Restricted stock units vested	—	—	—	—	49,519	—	—	—	—	—	—	—

Issuance of shares – warrant exercises	—	—	—	—	94,500	—	779	—	—	—	—	779

Issuance of shares- Notes conversion	—	—	—	—	1,032,580	1	3,294	—	—	—	—	3,295

Issuance of shares -Series B preferred offering	—	—	62,500	—	—	—	4,994	—	—	—	—	4,994

Issuance of shares – option exercises	—	—	—	—	177,425	—	153	—	—	—	—	153

Issuance of shares-restricted stock	—	—	—	—	9,750	—	36	—	—	—	—	36

Promissory note conversion to preferred shares	1,142,857	1	—	—	—	—	13,894	—	—	—	—	13,895

Treasury Shares conversion	—	—	—	—	—	—	—	—	3,023	(34)	—	(34)

Surrender of warrants for common shares	—	—	—	—	726,576	1	(347)	—	—	—	—	(346)

Warrants and valuation issued in relation to debt financing	—	—	—	—	—	—	14,948	—	—	—	—	14,948

Issuance of common shares in relation to preferred & common offerings	—	—	—	—	338,784	1	—	—	—	—	—	1

Contribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	4,786	4,786

December 31, 2022	3,061,245	$3	62,500	$—	19,712,722	$20	$277,410	$(221,769)	1,018,516	$(13,798)	$4,406	$46,272

The accompanying notes are an integral part of these consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2022 and 2021

(Dollars in thousands)

	Year Ended December 31,
	2022	2021
Operating Activities
Net loss	$(99,095)	$(5,261)
Net income from discontinued operations (including gain on sale of MTI Instruments of $7,751 for the year ended December 31, 2022)	(7,921)	(1,127)
Net loss from continuing operations	(107,016)	(6,388)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	18,731	2,124
Amortization expense	9,483	1,579
Stock-based compensation	3,673	1,941
Consultant stock compensation	179	104
Deferred income taxes	(1,388)	41
Impairment on fixed assets	47,372	-
Amortization of operating lease asset	202	169
Impairment on equity investment	750	-
Loss on debt extinguishment and revaluation, net	11,130	-
Amortization on deferred financing costs and discount on notes	6,538	1,876
Loss on sale of fixed assets	4,089	-
Changes in operating assets and liabilities:
Accounts receivable	211	(471)
Prepaid expenses and other current assets	146	(956)
Other long-term assets	(29)	(812)
Accounts payable	553	2,765
Deferred revenue	137	316
Operating lease liabilities	(197)	(156)
Other liabilities	(308)	306
Accrued liabilities	(374)	2,197
Net cash (used in) provided by operating activities	(6,118)	4,635
Net cash provided by operating activities- discontinued operations	369	917
Investing Activities
Purchases of property, plant, and equipment	(63,684)	(45,792)
Purchases of intangible assets	(76)	(1,567)
Proceeds from disposal on property, plant, and equipment	2,605	-
Deposits of equipment, net	6,441	(9,909)
Net cash used in investing activities	(54,714)	(57,268)
Net cash provided by (used in) investing activities- discontinued operations	9,084	(37)
Financing Activities
Proceeds from preferred offerings	16,658	27,965
Proceeds from common stock offering	2,858	17,250
Proceeds from notes and debt issuance	30,543	15,000
Costs of preferred offering	(1,910)	(2,707)
Costs of common stock offering	(504)	(1,847)
Costs of notes and short-term debt issuance	(2,078)	(1,338)
Cash dividend distribution on preferred stock	(3,852)	(630)
Borrowings under line of credit	-	1,000
Payments on NYDIG loans and line of credit	(4,491)	-
Contributions from non-controlling interest	4,786	-
Proceeds from stock option exercises	153	102
Proceeds from common stock warrant exercises	779	4,586
Net cash provided by financing activities	42,942	59,381

(Decrease) increase in cash & restricted cash-continuing operations	(17,890)	6,748
Increase in cash & restricted cash- discontinued operations	9,453	880
Cash & restricted cash – beginning of period	10,258	2,630
Cash & restricted cash – end of period	$1,821	$10,258

Supplemental Disclosure of Cash Flow Information
Noncash equipment financing	4,620	-
Interest paid on NYDIG loans and line of credit	1,311	6
Proceed receivable from sale of MTI Instruments	295	-
Notes converted to common stock	3,295	-
Warrant consideration in relation to promissory notes and convertible notes	14,602	-
Promissory note conversion to preferred shares	15,236	-
Noncash proceed on sale of equipment	210	-
Purchase of miner equipment using restricted stock	-	(207)
Registration fees in prepaids and accounts payable	-	(200)
Termination shares issued in conjunction with merger for intangible assets	-	1,917
Warrants exercised prior to year-end not received until subsequent period	-	206
Share consideration in relation to strategic pipeline contract	-	33,000
Deferred tax liability in relation to strategic pipeline contract	-	10,934

The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements

1. Nature of Operations

Description of Business

Unless the context requires otherwise in these notes to the consolidated financial statements, the terms “SHI,” the “Company,” “we,” “us,” and “our” refer to Soluna Holdings, Inc. together with its consolidated subsidiaries, “SCI” refers to Soluna Computing, Inc, formerly known as EcoChain, Inc., and “MTI Instruments” refers to MTI Instruments, Inc..

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

SHI currently conducts our business through our wholly-owned subsidiary, Soluna Computing, Inc. (“SCI”). SCI is engaged in mining of cryptocurrency through data centers that can be powered by renewable energy sources. Recently, SCI has built modular data centers that are used for cryptocurrency mining though proprietary mining and hosting business models. SCI intends to continue to develop and build, modular data centers that use wasted renewable energy for cryptocurrency mining and in the future can be used for intensive, batchable computing applications, such as artificial intelligence and machine learning, with the goal of providing a cost-effective alternative to battery storage or transmission lines. Headquartered in Albany, New York, the Company uses technology and intentional design to solve complex, real-world challenges.

SCI was incorporated in Delaware on January 8, 2020 as EcoChain, Inc., which operates cryptocurrency mining facilities that performs proprietary mining and data hosting services that integrates with the cryptocurrency blockchain network. Through the October 2021 acquisition by EcoChain, Inc. of an entity at the time named Soluna Computing, Inc., SCI also has a pipeline of certain cryptocurrency mining projects previously owned by Harmattan Energy, Ltd. (“HEL”) (formerly known as Soluna Technologies, Ltd.), a Canadian corporation incorporated under the laws of the Province of British Colombia that develops vertically-integrated, utility-scale computing facilities focused on cryptocurrency mining and cutting-edge blockchain applications. Following such acquisition, on November 15, 2021, SCI completed its conversion and redomicile to Nevada and changed its name from “EcoChain, Inc.” to “Soluna Computing, Inc.”. The following day, the acquired entity, Soluna Computing, Inc., changed its name to “Soluna Callisto Holdings Inc.” (“Soluna Callisto”). We earn revenue from this business as the mined cryptocurrencies are converted into U.S. dollars. In fiscal year 2021, SCI began mining operations in Murray, Kentucky, (“Project Sophie”) and Calvert City, Kentucky, (“Project Marie”). Project Marie had performed hosting services and proprietary mining in which 10 megawatts were used for hosting services and 10 megawatts was used for proprietary mining through the end of February 2023, at which time the facility had shut down. Project Sophie currently operates fully on proprietary mining with a capacity of 25 megawatts. On September 17, 2022, SCI sold specified assets consisting mainly of mining equipment and other general equipment items to a buyer at its Wenatchee, Washington location, (“Project Edith”). Soluna has committed to providing certain facilities contracts at cost plus a markup to facilitate the continued operations for the sold mining assets, on behalf of the new ownership. We have a development site in Texas (“Project Dorothy”) for a potential of up to 100 megawatts to be built at a wind farm with initial energization of 50 megawatts, in which the Company has obtained approval from the ERCOT and expects to begin energization in fiscal year 2023. The Company as of December 31, 2022, has a 67.8% ownership interest in Soluna DVSL ComputeCo, LLC (“DVSL”) in which is included within the Project Dorothy site, as discussed further in Note 18, and subsequent to year-end, had a reduction in ownership to 15% as discussed further in Note 20.

Until the Sale (as defined below), we also operated though our wholly owned subsidiary, MTI Instruments, an instruments business engaged in the design, manufacture and sale of vibration measurement and system balancing solutions, precision linear displacement sensors, instruments and system solutions, and wafer inspection tools. MTI Instruments was incorporated in New York on March 8, 2000. MTI Instruments’ products consisted of engine vibration analysis systems for both military and commercial aircraft and electronic gauging instruments for position, displacement and vibration application within the industrial manufacturing markets, as well as in the research, design and process development markets. These systems, tools and solutions were developed for markets and applications that require consistent operation of complex machinery and the precise measurements and control of products, processes, and the development and implementation of automated manufacturing and assembly. On December 17, 2021, we announced that we had entered into a non-binding letter of intent with a potential buyer (the “Buyer”) regarding the potential sale of MTI Instruments (the “LOI”) to an unrelated third party. Pursuant to the LOI, the Buyer would acquire 100% of the issued and outstanding common stock of MTI Instruments. As a result of the foregoing, the MTI Instruments business was reported as discontinued operations in our consolidated financial statements as of December 31, 2021 and prior periods included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022 (the “Prior Year Annual Report”), as well as in these consolidated financial statements as of December 31, 2022. On April 11, 2022, we consummated the Sale, MTI Instruments ceased to be our wholly-owned subsidiary and, as a result, we have exited the instruments business. See Note 14 for additional information on the Sale.

On April 11, 2022, SHI entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with NKX Acquiror, Inc. (the “Purchaser”), pursuant to which the Company sold on such date all of the issued and outstanding shares of capital stock of its wholly-owned subsidiary, MTI Instruments, for approximately $9.4 million in cash, subject to certain adjustments as set forth in the Stock Purchase Agreement (the “Sale”). The consideration paid by the Purchaser to the Company was based on an aggregate enterprise value of approximately $10.75 million. The Company recognized a gain on sale of approximately $7.8 million.

Going Concern and Liquidity

The Company’s financial statements as of December 31, 2022 have been prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company did not generate sufficient revenue to generate net income and has negative working capital as of December 31, 2022. In addition, the Company has seen a decline in the price of Bitcoin, especially in the second and third quarters of fiscal year 2022 due its volatility, which had a material and negative impact to our operations, however, did some improvement in the fourth quarter of 2022. These factors, among others indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after issuance of these financial statements as of December 31, 2022, or March 31, 2023.

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

In addition, as discussed above and further in Notes 16, and 17, the Company sold the MTI Instruments business in April 2022 to focus on developing and monetizing green, zero-carbon computing and cryptocurrency mining facilities. The Company received approximately $9.0 million in cash, net of transaction costs, from the Sale.

To further implement management’s strategy, the Company entered into transactions to (i) recapitalize and negotiate revised terms with senior secured lenders, which released collateral (thus enabling execution of the project financing strategy), (ii) provide a means for Noteholders (as defined in Note 9) to reduce the Company’s debt through the equity markets, and (iii) issue and sell $5.0 million in a new series of preferred stock. In addition, in May 2022, SCI entered into a structural understanding with Soluna SLC Fund I Projects Holdco LLC (“Spring Lane”), a Delaware limited liability company, pursuant to which Spring Lane agreed to provide up to $35.0 million in project financing subject to various milestones and conditions precedent; following the recapitalization and restructuring discussed above, and in August 2022, the Company entered into an agreement with Spring Lane for an initial funding of up to $12.5 million from the previously agreed-upon $35.0 million commitment from Spring Lane for Project Dorothy for a 32% ownership as of year-end. As of December 31, 2022, the Company had received approximately $4.8 million worth of contributions from Spring Lane.

Soluna MC Borrowing 2021-1, received a Notice of Acceleration and Repossession (the “NYDIG Notice”) from NYDIG ABL LLC (“NYDIG”) with respect to the Master Equipment Finance Agreement, dated as of December 30, 2021 (the “MEFA”), by and between Borrower and NYDIG. The obligations of Borrower under the MEFA and reflected in the NYDIG Notice were ring-fenced to Borrower and its direct parent company, Soluna MC LLC. The approximate aggregate principal and interest outstanding under the MEFA and the Loan Documents as of end of the year were approximately $10.8 million. On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, which resulted in a reportable disposition of all of the Company’s mining assets at the site and certain of the operating assets of Project Marie. The total net book value of the collateralized assets that were repossessed totaled $3.5 million. Additionally, NDYIG has stated its intention to pursue SCI, the parent company of Guarantor, under a piercing of the corporate veil claim relating to Defendants’ debts and liabilities under the loan documents. SCI denies any such liability and has filed a complaint for a declaratory judgment against NYDIG in the Eighth Judicial District Court in Clark County, Nevada on March 16, 2023 seeking a declaratory judgment as to such matter.

In October 2022, the Company issued a convertible promissory note to Spring Lane (the “Spring Lane Note”) with an aggregate principal amount of $850 thousand. Upon closing of the October 2022 Offering, the Company issued to Spring Lane an aggregate of 593,065 shares of common stock upon the automatic conversion of the Spring Lane Note, equal to the aggregate principal amount of $850,000 and accrued and unpaid interest thereon at the same price per share as the October 2022 Offering noted below. On October 24, 2022, the Company entered into an Underwriting Agreement with Univest Securities, LLC in connection with the offer and sale to such underwriter, in a firm commitment public offering of 1,388,889 shares of the Company’s common stock, par value $0.001 per share at a price to the public of $1.44 per share (“October 2022 Offering”). The aggregate gross proceeds were approximately $2.0 million before deducting underwriting discounts and commissions of 8.0% ($0.16 million) and other offering fees and expenses, resulting in aggregate net proceeds to the Company of approximately $1.6 million.

On December 5, 2022, the Company entered into a securities purchase agreement with the purchasers named therein of 1,125,000 shares of the Company’s common stock, par value $0.001 per share and associated warrants to purchase up to 2,250,000 shares of common stock at a price of $0.76 per share and associated Warrants, with the investors in the Offering having the right to purchase additional shares of Common Stock and related warrants in up to two subsequent placements (“December Offering”).

Subsequent to year-end, the Company has entered into six separate promissory notes for a total of $900 thousand at an interest rate of 15%. In March, 2023, we retired two of these promissory notes for a total of $300 thousand, leaving $600 thousand still outstanding, using proceeds from a subsequent placement of the aforementioned December Offering.

Also, beginning in February and concluding on March 10, 2023 the Company entered into a series of Purchase and Sale Agreements with Spring Lane for a total purchase price of $7.5 million for the sale of Series B membership interests owned by SHI. The capital was funded and used to help complete the substation interconnection and the final stages of Project Dorothy, Soluna’s flagship project in West Texas, and corporate operations and general expenses of Soluna. In this series of transactions, Spring Lane increased its stake in Soluna DVSL ComputeCo from approximately 32% to 85% and reduced SCI’s ownership from 68% to 15%.

In addition to the proceeds from the foregoing transactions and together with the Company’s cash on hand for available use of approximately $1.1 million as of December 31, 2022, the Company will need additional capital raising activities, to meet its outstanding commitments relating to capital expenditures as of December 31, 2022 of $0.9 million and other operational needs, as well as additional needs during 2023 and management continues to evaluate different strategies to obtain financing to fund operations. However, management cannot provide any assurances that the Company will be successful in accomplishing additional financing or any of its other plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

2. Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SCI. All intercompany balances and transactions are eliminated in consolidation.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or net assets. The reclassifications relate to the presentation of discontinued operations-held for sale.

Correction of an Error

During the year-end December 31, 2021, the Company recorded cash preferred dividend distributions of $630 thousand in the Annual Report presentation as an increase within accumulated deficit. However, in the absence of retained earnings, cash dividends should generally be charged to Additional-Paid-in Capital (“APIC”). This treatment is supported by Accounting Standards Codification (“ASC”) 480-10-S99-2, which requires accretion of redeemable preferred stock to be charged to APIC in the absence of retained earnings. As the Company did not have accumulated profit (i.e.: absence of retained earnings), the preferred cash dividends should have been charged to APIC.

The following tables present the effects of the correction of the prior period error to the Consolidated Statement of Equity:

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

Property, Plant, and Equipment

Property, plant and equipment are stated at cost and depreciated using the straight-line method over their estimated useful lives as follows:

Leasehold improvements	Lesser of the life of the lease or the useful life of the improvement

Computers and related software	3 to 5 years

Cryptocurrency miners	3 years

Machinery and equipment	8 to 15 years

Office furniture, equipment and fixtures	2 to 10 years

Buildings	30-40 years

Purchased pre-fabricated buildings	15-20 years

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

Equity Investment – Harmattan Energy Limited

The Company owns approximately 1.79% of HEL’s outstanding stock, calculated on a fully-diluted basis, as of December 31, 2022 and 2021. The equity investment in HEL is carried at the cost of investment and was $0 following the impairment of the equity investment as of December 31, 2022. Previously, it was $750 thousand as of December 31, 2021.

Equity Investments without Readily Determinable Fair Values

Our equity investment in HEL is accounted for under the measurement alternative. Equity securities measured and recorded using the measurement alternative are recorded at cost minus impairment, if any, plus or minus changes resulting from qualifying observable price changes. Adjustments resulting from impairments and observable price changes are recorded in the income statement. There was an impairment recognized for the full amount of $750 thousand in fiscal year 2022. No impairment was recognized in fiscal year 2021.

Equity Method Investments

The Company’s consolidated net income or loss will include our proportionate share, if any, of the net income or loss of our equity method investee. When the Company records its proportionate share of net income, it increases equity income (loss), net in our consolidated statements of operations and our carrying value in that investment. Conversely, when the Company records its proportionate share of a net loss, it decreases equity income (loss), net in our consolidated statements of operations and our carrying value in that investment. When the Company’s carrying value in an equity method investee company has been reduced to zero, no further losses are recorded in the Company’s financial statements unless the Company guaranteed obligations of the investee company or has committed additional funding. When the investee company subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

As of December 31, 2022, the Company owned approximately 47.5% of MeOH Power, Inc.’s outstanding common stock, or 75,049,937 shares. The number of shares of MeOH Power, Inc.’s common stock authorized for issuance is 240,000,000 as of December 31, 2022. The Company records its investment in MeOH Power, Inc. using the equity method of accounting. The fair value of the Company’s interest in MeOH Power, Inc. has been determined to be $0 as of December 31, 2022 and December 31, 2021, based on MeOH Power, Inc.’s net position and expected cash flows.

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

The Company consolidates the accounts of Soluna DVSL ComputeCo, LLC (“DVSL”), a VIE, in which the Company holds a 67.8% equity interest as of December 31, 2022, and which was created in order to construct, own, operate and maintain multi-purpose data centers in order to support the mining of cryptocurrency assets, batch processing and other non-crypto related activities. DVSL was designed by Soluna to create an entity for outside investors to invest in specific projects. The creation of DVSL resulted in Soluna, through its equity interest in DVSL, absorbing operational risk that the entity was created to create and distribute, resulting in Soluna having a variable interest in DVSL. Soluna is the primary beneficiary of DVSL, due to its role as the manager handling the day-to-day activities of DVSL and its majority ownership of Class B Units of DVSL, and thus has the power to direct the activities of DVSL that most significantly impact the performance of DVSL and has the obligation to absorb losses or gains of DVSL that could be significant to Soluna. DVSL is a VIE of Soluna as DVSL is structured with non-substantive voting rights.

Non-Controlling Interests

The ownership interest held by owners other than the Company in less than wholly-owned subsidiaries are classified as non-controlling interests. The value attributable to the non-controlling interests is presented on the consolidated balance sheets separately from the equity attributable to the Company. Net income (loss) attributable to non-controlling interests are presented separately on the consolidated statements of operations and consolidated statements of comprehensive income, respectively.

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

The fair value of the Warrants were determined to be $8.29 per Class A Warrant, $8.10 per Class B warrant, and $7.95 per Class C warrant as of the valuation date, using Monte Carlo simulations and certain Level 3 inputs. As noted in Note 9, the Company entered into an Addendum and Addendum Amendment in which the Company surrendered their Class B and Class C warrants in exchange for Class D common stock purchase warrants at an exercise price of $3.50 per share, Class E common stock purchase warrants of common stock at an exercise price of $4.50 per share, Class F common stock purchase warrants of common stock at an exercise price of $5.50 per share, and Class G common stock purchase warrants of common stock at an exercise price of $7.50, in which had fair values to be determined at $2.24 for Class D, $2.18 for Class E, $2.13 for Class F, and $2.08 for Class G, respectively. Any modifications of the warrants were subsequently revalued. Inherent in a Monte Carlo simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from its traded warrants and historical volatility of select peers’ common stock with a similar expected term of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield on the grant date with a maturity similar to the expected remaining term of the warrants. The expected term of the Warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company expects to remain at zero.

Following the debt extinguishment on July 19, 2022 as noted further in Note 9, the Convertible Notes will be accounted for under the fair value method on a recurring basis upon issuance (e.g., upon execution of the Addendum) per guidance within ASC 480, and at each subsequent reporting period, with changes in fair value reported in earnings. Although the Notes are not being accounted for under 825-10, the substance of the debt is considered to be the same and is therefore considered outside the scope of ASC 470-60. As such, the Company performed a fair value analysis of the Convertible Notes. For the year-ended December 31, 2022, the Company had Monte Carlo simulations run-out for the expected conversion dates of the Convertible Notes using risk free rates, annual volatility, daily trading volumes, likely conversion profiles, and other assumptions based on principal and accrued interest as of the year-end. The Company determined the fair value of the Convertible Notes uses certain Level 3 inputs.

Changes in Level 3 Financial Liabilities Carried at Fair Value

(in thousands)
Balance, July 19, 2022 (date of Addendum of convertible notes)	$14,610
Conversions of debt	(1,100)
Total revaluation loss	597
Balance, September 13, 2022	14,107
Total revaluation gains	(1,853)
Balance, December 31, 2022	$12,254

Following the debt extinguishment on July 19, 2022 as noted further discussed in Note 9, the Convertible Notes will be accounted for under the fair value method on a recurring basis upon issuance (e.g., upon execution of the Addendum) per guidance within ASC 480, and at each subsequent reporting period, with changes in fair value reported in earnings.  The Company had a subsequent Addendum Amendment on September 13, 2022, which caused a revaluation of the fair value on the executed Addendum Amendment date.

Consistent with the guidance in purchase accounting, the value of the pipeline of certain cryptocurrency mining projects previously owned by HEL acquired in the Soluna Callisto acquisition in October 2021 as of the acquisition date was estimated using an expected value approach, which probability-weights various future outcomes and uses certain Level 3 inputs. Included in those inputs are the following key assumptions: expected growth in share price at a risk-free rate in the risk-neutral framework based on U.S. Treasury Rates as of the valuation date, volatility of share price based on historical equity volatilities of comparable companies over a lookback period, assessments associated with qualified projects based on assessment on timing of payments and assessment of active megawatt scenarios and the associated probabilities. The resulting amounts are then discounted to present value through use of a discount rate that considers, among other things, the risk of the payments, credit risk of the Company, and overall weighted average cost of capital of the acquired business. The resulting calculations resulted in an estimated fair value of the acquired assets and consideration paid in common stock of approximately $33 million, which was included as part of the consideration paid in the Soluna Callisto acquisition. As noted in Note 5, Accounting Standards Codification (“ASC”) 805-50 provides that assets acquired in an asset acquisition are measured based on the costs of the acquisition, which is the consideration that the acquirer transfers to the seller and includes direct transaction costs related to the acquisition in which costs were an additional $3.5 million including as part of the acquired assets. For assessment on the fair value of the strategic pipeline for impairment analysis, the Company looks at fair value based on projected construction costs, likely operating margins, timing of payments, assessment of active megawatts scenarios, and the associated probabilities of completion of future projects, with other factors noted above.

Revenue Recognition

Cryptocurrency Mining Revenue

The Company recognizes revenue under ASC 606, Revenue from Contracts with Customers. The core principles of the revenue standard are that a company should recognize revenue to depict the transfer of promised good or services to customers in an amount that reflects the consideration to which the company expects to be entitled for those goods or services. The following five steps are applied to achieve that core principle:

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

Fair value of the cryptocurrency award received is determined using the quoted price of the related cryptocurrency where the Company is registered at the time of receipt. The mined cryptocurrency is immediately paid to the Coinbase and Bittrex wallet. Cryptocurrency is converted to U.S. dollars nearly everyday, as SCI is not in the business of accumulating material amounts of cryptocurrency on its balance sheet.

Data center hosting

The Company has entered customer hosting contracts whereby the Company provides electrical power and network connectivity to cryptocurrency mining customers, and the customers pay a stated amount per megawatt-hour (“MWh”) (“Contract Capacity”), a fixed rate, as well as a share of the coins mined. The fee is generally paid monthly in advance. The actual monthly amounts are calculated after the close of each month and reconciled to the monthly advance based on the clauses contained in the respective contracts. If any shortfalls due to outages are experienced, service level credits may be made to customers to offset outages which prevented them from cryptocurrency mining. Monthly advanced payments and customer deposits are reflected as other liabilities. Customer contract security deposits are made at the time the contract is signed and held until the conclusion of the contract relationship.

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

Accounts Receivable and Allowance for Doubtful Accounts

Trade accounts receivable are stated at the invoiced amount billed to customers and do not bear interest. An allowance for doubtful accounts, if necessary, represents the Company’s best estimate of the amount of probable credit losses in its existing accounts receivable. The Company determines the allowance based on historical write-off experience and current exposures identified. The Company reviews its allowance for doubtful accounts monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. The Company does not have any off-balance-sheet credit exposure related to its customers. The Company’s allowance for doubtful accounts was $0 at both December 31, 2022 and December 31, 2021.

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

The Company recognizes an asset for the incremental costs of obtaining a contract with a customer, if the Company expects the benefit of those costs to be longer than one year. As of December 31, 2022 and December 31, 2021, the Company has recorded no capitalized costs to obtain a contract.

Employee Receivables

Certain employees have a receivable due to the Company related to the vesting of stock awards, in which $120 thousand and $0 were outstanding as of December 31, 2022 and December 31, 2021, respectively. The balance is currently included within Prepaid and other assets for $26 thousand and within the Other Assets-long-term for $94 thousand in the consolidated financial statements.

Deposits on equipment

As of December 31, 2022 and 2021, the Company had approximately $1.2 million and $10.2 million in deposits on equipment, that had not yet been received by the Company as of the year end. Once the Company receives such equipment in the subsequent period, the Company will reclassify such balance into Property, Plant, and Equipment.

Long-Lived Assets

The Company accounts for impairment or disposal of long-lived assets, which include property, plant, and equipment and also finite-lived intangible assets, in accordance with accounting standards that address the financial accounting and reporting for the impairment or disposal of long-lived assets, specify how impairment will be measured, and how impaired assets will be classified in the consolidated financial statements. On a quarterly basis, the Company analyzes the status of its long-lived assets at each subsidiary for potential impairment. Recoverability of assets to be held and used are measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. Because the impairment test for long-lived assets held in use is based on estimated undiscounted cash flows, there may be instances where an asset or asset group is not considered impaired, even when its fair value may be less than its carrying value, because the asset or asset group is recoverable based on the cash flows to be generated over the estimated life of the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended December 31, 2022, the Company has impaired approximately $47.4 million of property, plant, and equipment, and there was no impairment for the intangible assets for the year ended December 31, 2022. There was no impairment of property, plant, and equipment and intangible assets during the year ended December 31, 2021.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of less than three months.

Restricted Cash

Restricted cash relates to cash that is legally restricted as to withdrawal and usage or is being held for a specific purpose and thus not available to the Company for immediate or general business use. As of December 31, 2022 and 2021, the Company had approximately $685 thousand and $0. The balance in restricted cash relates to funds held in an escrow account due to sales of equipment that were executed in fiscal year 2022, in which the Company can release to the convertible noteholders only if they request their share of funds. If no funds are distributed to the convertible noteholders from the escrow account by December 31, 2023, the funds may be used for general purposes for the Company.

Net (loss) Income per Share

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

Share-Based Payments

The Company grants options to purchase our common stock and awards restricted stock to our employees and directors under our equity incentive plans. The benefits provided under these plans are share-based payments and the Company accounts for stock-based awards exchanged for employee service in accordance with the appropriate share-based payment accounting guidance. Stock-based compensation represents the cost related to stock-based awards granted to employees and directors. The Company measures stock-based compensation cost at grant date based on the estimated fair value of the award and recognizes the cost as expense on a straight-line basis in accordance with the vesting of the options (net of estimated forfeitures) over the option’s requisite service period. The Company estimates the fair value of stock-based awards on the grant date using a Black-Scholes valuation model. The Company uses the fair value method of accounting with the modified prospective application, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions apply to new awards and to awards that are outstanding on the effective date and subsequently modified. Under the modified prospective application, prior periods are not revised for comparative purposes. Stock-based compensation expense is recorded in the lines titled “Cost of product revenue-included in discontinued operations,” “Selling, general and administrative expenses,” and “Research and product development expenses-included in discontinued operations” in the Consolidated Statements of Operations based on the employees’ respective functions.

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

Concentration of Credit Risk

Financial instruments that subject the Company to concentrations of credit risk principally consist of cash equivalents and trade accounts receivable. The Company’s trade accounts receivable are from data hosting revenue with the Company’s customers throughout the year. The Company does not require collateral and has not historically experienced significant credit losses related to receivables from individual customers or groups of customers in any particular industry or geographic area. The Company requires that hosting customers make a prepayment of the next month’s estimated expenses or make a security deposit to the Company.

The Company has cash deposits in excess of federally insured limits but does not believe them to be at risk.

Other Comprehensive Income

The Company had no other comprehensive income items for the years ended December 31, 2022 and 2021.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liability on our consolidated balance sheets. The Company did not have any finance leases as of December 31, 2022 or December 31, 2021.

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

The Company has lease agreements with lease and non-lease components, which are generally accounted for separately. For real estate leases, the Company accounts for lease components together with non-lease components (e.g., common-area maintenance).

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

In June 2016, the FASB issued ASU 2016-13 (Financial Instruments - Credit Losses (Topic 326)) and its subsequent amendments to the initial guidance within ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11 and ASU 2020-02, respectively (collectively, Topic 326). Topic 326 changes how entities will measure credit losses for most financial assets and certain other instruments that are not accounted for at fair value through net income. This standard replaces the existing incurred credit loss model and establishes a single credit loss framework based on a current expected credit loss model for financial assets carried at amortized cost, including loans and held-to- maturity debt securities. The current expected loss model requires an entity to estimate credit losses expected over the life of the credit exposure upon initial recognition of that exposure when the financial asset is originated or acquired, which will generally result in earlier recognition of credit losses. This standard also requires expanded credit quality disclosures. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. This standard also simplifies the accounting model for purchased credit-impaired debt securities and loans. This standard will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. ASU 2019-04 clarifies that equity instruments without readily determinable fair values for which an entity has elected the measurement alternative should be remeasured to fair value as of the date that an observable transaction occurred. ASU 2019-05 provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. This standard should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. This standard will be effective for the Company for annual and interim reporting periods beginning on or after December 15, 2022, and while early adoption is permitted, the Company does not expect to elect that option. The Company evaluated the impact of the adoption of this standard on its consolidated financial statements, including assessing and evaluating assumptions and models to estimate losses. The Company notes that currently this ASU will not have a material impact on its consolidated financial statements.

3. Accounts Receivable

Accounts receivables consist of the following at:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Data Hosting	$53	450
Other receivable	267	81
Total	$320	$531

Included in other receivable as of December 31, 2022, was a related party receivable of $247 thousand with Spring Lane in relation to Project Dorothy. No related party receivable was noted as of December 31, 2021.

4. Property, Plant and Equipment

Property, plant and equipment consist of the following at:

(Dollars in thousands)	December 31, 2022	December 31, 2021
Land	$52	$52
Land improvements	488	238
Buildings	6,351	5,650
Leasehold improvements	59	317
Vehicles	15	15
Computers and related software	7,248	30,890
Machinery and equipment	3,295	2,588
Office furniture and fixtures	22	22
Equipment held for sale	295	-
Construction in progress	26,175	7,590
	44,000	47,362
Less: Accumulated depreciation	(1,496)	(2,765)
	$42,504	$44,597

Depreciation expense was approximately $18.7 million and $2.1 million for the years ended December 31, 2022 and 2021, respectively. Repairs and maintenance expense was $76 thousand and $77 thousand for the years ended December 31, 2022 and 2021, respectively.

The Company incurred a $4.1 million loss for the year ended December 31, 2022 in connection with the disposal of miners and equipment with a net book value of approximately $6.9 million in which the Company received proceeds of $2.8 million for year ended December 31, 2022. There were no such disposals on equipment for the year ended December 31, 2021.

During the year ended December 31, 2022, the Company concluded that there were impairment indicators on property, plant and equipment associated with the S-9 and L3 miners in storage. As a result, a quantitative impairment analysis was required throughout the fiscal year of 2022. As such, the Company reassessed its estimates and forecasts throughout the fiscal year of 2022, to determine the fair values of the S-9 and L3 miners held in storage. As a result of the analysis, as of year ended December 31, 2022, the Company concluded the carrying amount of the property, plant and equipment associated with the S-9 and L3 miners exceeded its fair value, which resulted in impairment charges of $1.9 million on the consolidated statements of operations for the year ended December 31, 2022.

In addition, the Company assessed the active miners in operations and determined there has been a decline in the market value of the active miners in the Company’s operations. As a result, a quantitative impairment analysis was required as of December 31, 2022. As such, the Company reassessed its estimates and forecasts as of December 31, 2022, to determine the undiscounted cash flows to determine whether the miners would be recoverable. It was determined based on the analysis, that the undiscounted cash flow with residual value was less than the net book value as of December 31, 2022, confirming the existence of a triggering event, and therefore required an impairment to be recognized. Based on the fair value of the active miners compared to the net book value, the Company recorded an impairment charge of approximately $39.4 million to be recognized on the consolidated statements of operations for the year ended December 31, 2022.

As of December 31, 2022, the Company had M20 miners and M21 miners in service at the Sophie location. Of these miners a portion of the miners were planned to be sold in the near future. The remaining M20 and M21 miners were to be disposed of as they had no value and were not being used. Prior to year-end, the Company had a business opportunity to sell the non-disposed miners in which received board of directors approval and therefore all the remaining assets were classified as assets held for sale included within property, plant, equipment on the balance sheet due to a policy election. As a result, a quantitative impairment analysis was required as of December 31, 2022. The Company was not generating positive cash inflows and there had been a significant decline in the market value of miners based on the hashrate index. As a result of the fair value analysis as of December 31, 2022, the Company concluded the carrying amount of the property, plant and equipment associated with the M20 and M21 miners exceeded its fair value of $295 thousand, which resulted in impairment charges of approximately $1.8 million on the consolidated statements of operations for the year ended December 31, 2022. Subsequent to year-end the M20 and M21 miners were sold, in which the Company incurred a loss on sale subsequent to year-end for $77 thousand.

As of December 31, 2022, the Company has equipment held at vendor including switchgears, transformers, busways and bus plugs. The Company had discussions with a potential buyer and board of directors approval for sale of the switchgears held at vendor. There has not been a final sale but there has been activity around interest and potential sales prices. The company has a purchase order received for the switchgear, subject to inspection of the equipment and final sale. The sale of the equipment held at vendor would mean the equipment is not being used for its intended purpose. As such, the Company reassessed its estimates and forecasts as of December 31, 2022, to determine the fair values of the equipment held at vendor. As a result of the fair value analysis as of December 31, 2022, the Company concluded the carrying amount of the equipment held at vendor exceeded its fair value of $916 thousand, which resulted in an impairment charge of $1.9 million on the consolidated statements of operations for the year ended December 31, 2022.

On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, which resulted in a reportable disposition of all of the Company’s mining assets at the site and certain of the operating assets of Project Marie. The total net book value of the collateralized assets that were repossessed totaled $3.5 million in which were written off the Company’s books in the first quarter of 2023, offset the outstanding loan. In addition, due to the subsequent event of the foreclosure on the collateral assets and ceasing of the Marie operations as discussed in Note 20, this created an impairment trigger for the Company to reassess the fixed assets for the year-ended December 31, 2022, due to conditions existing as of December 31, 2022, although the close of operations didn’t occur until February of 2023. Due to the closure of operations for Project Marie, the Company will dispose of approximately $1.7 million worth of leasehold improvements and general electrical upgrades and equipment which were attached to the facility which could not be salvaged for any value with the operations ceasing, and therefore the Company impaired those assets for the full amount as of December 31, 2022. Also, the Company will have equipment held for sale due to the closure of the Marie facility in the first quarter of 2023, in which based on a fair value analysis compared to the Company’s net book value of the equipment still held will have an impairment of approximately $700 thousand to be recorded on the consolidated statements of operations for the year ended December 31, 2022. As a result, the total impairment for the Marie assets not attached to the collateralized NYDIG assets was approximately $2.4 million for the year-ended December 31, 2022.

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

The acquisition was accounted for, for purposes of U.S. GAAP, using the asset acquisition method of accounting under the ASC 805-50. We determined that we acquired in the acquisition a group of similar identifiable assets (primarily, the “strategic pipeline contract” of certain cryptocurrency mining projects), which we classified as an intangible asset for accounting purposes. As a result, our acquisition of the set of assets and activities constituted an asset acquisition, as opposed to a business acquisition, under ASC 805. ASC 805-50 provides that assets acquired in an asset acquisition are measured based on the costs of the acquisition, which is the consideration that the acquirer transfers to the seller and includes direct transaction costs related to the acquisition. We included Soluna Callisto’s results of operations in our results of operations beginning on the effective date of the acquisition.

Termination Consideration

In connection with the Soluna Callisto acquisition, effective as of October 29, 2021, pursuant to the terms of a termination agreement (the “Termination Agreement”) dated as of August 11, 2021, by and among the Company, SCI, and HEL, on November 5, 2021, SCI paid HEL $725,000 and SHI issued to HEL 150,000 shares of our common stock (the “Termination Shares”). SCI also reimbursed $75,000 to HEL for transaction-related fees and expenses. SHI included the termination costs as part of asset acquisition per ASC 805-50. Based on the closing price of SHI common stock on The Nasdaq Stock Market LLC (“Nasdaq”) on November 5, 2021, SHI valued the aggregate termination consideration at approximately $1.9 million.

Merger Consideration

The fair value of the Merger Consideration included various assumptions, including those related to the allocation of the estimated value of the maximum number of Merger Shares (2,970,000 shares) issuable as Merger Consideration, which issuance is contingent on the achievement of certain milestones of generating active Megawatts from Qualified Projects in which the Cost Requirement is satisfied within five years after the effective date of the merger, as set forth in the Merger Agreement and the schedules thereto, as set forth below. The Merger Consideration and the timing of the payment thereof is subject to the following qualifications and limitations:

1a)	Upon the Company achieving each one active MegaWatts (“Active MWs”) from the projects in which the cost requirement is satisfied, SHI shall issue to HEL 19,800 shares for each one MW up to a maximum 150 Active MW.

i.	If, on or before June 30, 2022, SCI or Soluna Callisto directly or indirectly achieved at least 50 active MWs from one or more of three current projects as set forth in the Merger Agreement that satisfy the Cost Requirement as defined within the Merger Agreement, then the Merger Shares would have been issued at an accelerated rate of 29,700 Merger Shares for each of such first 50 Active MW, such that the Merger Shares in respect of the remaining 100 Active MWs (if any) would have been issued at a reduced rate of 14,850 Merger Shares per Active MW (as of December 31, 2022, the Company did not achieve this milestone);

ii.	If, by June 30, 2023, SCI or Soluna Calisto fail to achieve directly or indirectly (other than pursuant to a Portfolio Acquisition) at least 50 Active MW from Projects that satisfy the Cost Requirement, then the maximum aggregate number of Merger Shares shall be reduced from 2,970,000 to 1,485,000;

iii.	No Merger Shares will be issued to HEL without our prior written consent;

iv.	Issuance of the Merger Shares will also be subject to the continued employment with or engagement by SCI or the surviving corporation of (A) John Belizaire and (B) at least two of Dipul Patel, Mohammed Larbi Loudiyi, (through ML&K Contractor), and Phillip Ng at the time that such Merger Shares are earned. If both (A) and (B) cease to be satisfied on or prior to the date that all Merger Shares are earned (such date, a “Trigger Date”), then “Qualified Projects” for purposes of determining Merger Shares shall only apply to those Qualified Projects that are in the pipeline as of the Trigger Date. For these purposes, if any such individual’s employment or service relationship with SCI is terminated without cause, as a result of his death or disability, or with good reason (as such terms are defined in the employment and consulting agreements), such individual shall be deemed to continue to be employed or engaged by SCI for these purposes;

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

vi.	if on any of the fifth anniversary of the effective time of the merger, a facility has not become a Qualified Facility and therefore is not taken into consideration in the calculation of Active MW because any of the elements set forth in the definition of “Qualified Facility” as defined in the Merger Agreement have not been met for reasons beyond the reasonable control of SCI’s management team, but SCI’s management team is then actively engaged in the process of completing and is diligently pursuing the completion of the missing elements, then (A) the target dates set forth above shall be extended for an additional 90 days, and (B) additional extensions of time may be granted by our Board of Directors (the “Board”) in its commercially reasonable discretion, in each case for the purpose of enabling SCI’s management team to complete the steps needed to qualify the facility as a Qualified Facility.

The number of Merger Shares is also subject to customary anti-dilution adjustments in the event of any stock split, stock consolidation, stock dividend, or similar event involving the shares of our common stock. Based on the assessment performed, the fair value of the merger consideration as of October 29, 2021 was approximately $33.0 million.

Based on management’s evaluation, management concluded that due to the high volatility of its share price, the low probability of not achieving the MW targets, and the fact the value associated with meeting the performance measures is not intended to drive the number of shares to be issued, but rather act as a proxy for and driver of share value, the monetary value of the obligation at inception is predominantly a function of equity shares. As such, the merger consideration will be treated as equity as ASC 480-10-25-14 is not applicable since the monetary value of the Merger Shares is not (1) fixed, or (2) dependent on (i) variations in something other than the fair value of the Company’s equity shares, or (ii) variations inversely related to changes in the fair value of the Company’s equity shares and is instead exposed to changes in the fair value of the Company’s share price, and as such does not represent a liability under ASC 480. The economic risks and characteristics of the share consideration are clearly and closely related to a residual equity interest since the underlying (i.e., the incremental shares of common stock delivered upon achievement of each MW target) will participate in the increase in value of the common equity of the Company, similar to a call option on common stock. Based on guidance in ASC 815-40-25-7 through 25-35, the share consideration is considered to be indexed to the Company’s stock and meets the additional criteria for equity classification.

6. Intangible Assets

Intangible assets consisted of the following as of December 31, 2022:

(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Total

Strategic pipeline contract	$46,885	$10,940	$35,945
Assembled workforce	500	117	383
Patents	110	6	104
Total	$47,495	$11,063	$36,432

Intangible assets consisted of the following as of December 31, 2021:

(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Total

Strategic pipeline contract	$46,885	$1,562	$45,323
Assembled workforce	500	17	483
Patents	33	—	33
Total	$47,418	$1,579	$45,839

Amortization expense for the year ended December 31, 2022 and 2021 was approximately $9.5 million and $1.6 million.

The strategic pipeline contract relates to supply of a critical input to our digital mining business. The Company has analyzed this strategic pipeline contract similar to a permit for future benefit. The strategic pipeline contract relates to potential renewable energy data centers that fit in the alignment of the Company structure to expand operations of the Company’s new focus in their business.

The Company expects to record amortization expense of intangible assets over the next five years and thereafter as follows:

(Dollars in thousands)
Year ending December 31,
2023	$9,482
2024	9,482
2025	9,482
2026	7,903
2027	5
Thereafter	78
Total	$36,432

7. Income Taxes

Income tax expense (benefit) for each of the years ended December 31 consists of the following:

(Dollars in thousands)	2022	2021

Federal	$—	$—
State	44	3
Deferred	(1,390)	41
Total	$(1,346)	$44

The significant components of deferred income tax expense (benefit) from operations for each of the years ended December 31 consists of the following:

(Dollars in thousands)	2022	2021

Deferred tax (expense) benefit	$(12,760)	$(574)
Net operating loss carry forward	(7,361)	(1,589)
Valuation allowance	18,731	2,204
	$(1,390)	$41

The Company’s effective income tax rate from operations differed from the Federal statutory rate for each of the years ended December 31 as follows:

	2022	2021
Federal statutory tax rate	21%	21%
Change in valuation allowance	(17)	(35)
State taxes, net of federal benefit	—	1
Expiration of stock option	—	2
Loss on extinguishment of debt	(2)	—
Change in UTP	—	9
Federal tax benefits, R&D	—	1
Other deferred Adjustments	(1)	2
Tax rate	1%	1%

Deferred Tax (Liabilities) Assets:

Deferred tax (liabilities) assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates. Temporary differences, net operating loss carryforwards and tax credit carryforwards that give rise to deferred tax assets and liabilities are summarized as follows as of December 31:

(Dollars in thousands)	2022	2021

Deferred tax assets:
Accruals and reserves	$251	$76
Net operating loss	19,137	11,777
Property, plant and equipment	10,093	—
Stock options	996	278
Research and development tax credit	174	144
Deferred tax assets	30,651	12,275
Valuation allowance	(30,651)	(11,921)
Deferred tax assets, net of valuation allowance	—	354

Deferred tax liabilities:
Property, plant and equipment	—	(61)
Intangibles	(8,886)	(10,570)
Deferred tax liabilities	(8,886)	(10,631)
Deferred tax (liabilities) assets	$(8,886)	$(10,277)

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

As a result of its assessment in 2022, the Company increased its valuation allowance against its deferred tax assets. The increase in the valuation allowance caused incremental tax expense of $18.7 million to be recognized in 2022. The increase of the valuation allowance was based upon the uncertainty surrounding the Company’s projected future taxable income, causing the Company to evaluate what portion of the Company’s deferred tax assets it believes are more likely than not to be realized. The Company has determined that it will not generate sufficient levels of pre-tax earnings in the future to realize the deferred tax assets relating to net operating loss carryforwards and research and development credit carryforwards recorded on the balance sheet as of December 31, 2022.

The valuation allowance on December 31, 2022 and 2021 was $30.7 million and $11.9 million, respectively. Activity in the valuation allowance for deferred tax assets is as follows as of December 31:

(Dollars in thousands)	2022	2021

Valuation allowance, beginning of year	$11,921	$9,717
Net operating (loss) income	7,361	2,179
Property, plant and equipment	10,093	—
Stock options	996	—
Research and development credit	30	25
Accrued expenses	251	—
Valuation allowance, end of year	$30,651	$11,921

Net operating losses:

As of December 31, 2022, the Company has unused Federal net operating loss carryforwards of approximately $89.3 million. Of these, none will expire in 2022, $52 million will expire between now and 2035, and the remainder being carried forward indefinitely.

The Company’s and/or its subsidiaries’ ability to utilize their net operating loss carryforwards may be significantly limited by Section 382 of the IRC of 1986, as amended, if the Company or any of its subsidiaries undergoes an “ownership change” as a result of changes in the ownership of the Company’s or its subsidiaries’ outstanding stock pursuant to the exercise of the warrants or otherwise.

Unrecognized tax benefits:

The Company has unrecognized tax benefits of $0 and $0 thousand as of December 31, 2022 and 2021.

Additionally, the Company does not have uncertain tax positions that it expects will increase or decrease within twelve months of this reporting date. The Company recognizes interest and penalties related to uncertain tax positions as a component of tax expense. The Company did not recognize any interest or penalties in 2022 and 2021.

The Company files income tax returns, including returns for its subsidiaries, with federal and state jurisdictions. The Company is no longer subject to IRS or state examinations for any periods prior to 2019, although carryforward attributes that were generated prior to 2019 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period.

8. Accrued Liabilities

Accrued liabilities consist of the following at:

(Dollars in thousands)	December 31, 2022	December 31, 2021

Salaries, wages and related expenses	$178	$611
Liability to shareholders for previous acquisition	363	363
Legal, audit, tax and professional fees	214	363
Sales tax accrual	-	248
Development fees	-	373
Hosting and utility fees	626	626
Interest payable	477	-
Dividend payable	243	-
Construction fees	590	-
Other	30	275
Total	$2,721	$2,859

9. Debt

Debt consists of the following:

Convertible Notes Payable

(Dollar in thousands):

	Maturity Date	Interest Rate	December 31, 2022	December 31, 2021
Convertible Note	April 25, 2023	18%	$12,254	$14,927
Less: debt discount			-	967
Less: discount from issuance of warrants			475	5,747
Less: debt issuance costs			42	1,092
Total convertible notes, net of discount and issuance costs			$11,737	$7,121

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

On September 13, 2022, the Company and the Noteholders entered into an agreement further amending the Addendum (the “Addendum Amendment”), which among other matters, extended the Maturity Date of the October Secured Notes by six months to April 25, 2023, and increased the principal amount of the October Secured Notes by an aggregate of $520,241 for a total outstanding principal amount of $13,006,022. Also pursuant to the Addendum Amendment, $1.0 million previously deposited by the Company and held in escrow pursuant to the Addendum, was released back to the Company upon signing of the Addendum Amendment; however, on or before October 17, 2022, the Company (i) must deposit $1,000,000 into escrow as the Third Deposit, (ii) will not be required to make the second deposit of $1,950,000 pursuant to the Addendum and the Addendum Agreement, or redeem the first tranche of October Secured Notes. Additionally, the First Reconcile Date was extended to October 12, 2022. The Company gave notice to the Noteholders on October 10, 2022 that the Company would be conducting an equity financing This in turn paused the commencement of (a) the Second Conversion and the Second Reconcile Date, and (b) the Third Conversion and the Third Reconcile Date, in each case, for forty-five (45) Trading Days, each as defined in the Addendum. This also had the effect of pausing the Company’s requirement to make the Third Deposit of $1,000,000 under the October Purchase Agreement as amended by the Addendum, for 45 Trading Days. The 45 day trading window opened on December 20, 2022 to allow the Noteholders to apply the 20% discount to the 5-day VWAP of the Company’s stock. In addition, pursuant to the Addendum Agreement, the Company issued to the Noteholders (i) 430,564 shares of the common stock (“New Shares”) in exchange for the Class B warrants, (ii) Class D common stock purchase warrants to purchase up to an aggregate of 1,000,000 shares of common stock at an exercise price of $3.50 per share, (iii) Class E common stock purchase warrants to purchase up to an aggregate of 1,000,000 shares of common stock at an exercise price of $4.50 per share, (iv) Class F common stock purchase warrants to purchase up to an aggregate of 1,000,000 shares of common stock at an exercise price of $5.50 per share, and (v) Class G common stock purchase warrants to purchase up to an aggregate of 1,000,000 shares of common stock at an exercise price of $7.50 per share (together, the “New Warrants”). The New Warrants are exercisable immediately and have exercise period of 5 years from the issuance date.

Pursuant to the Addendum, between July 21, 2022 to August 3, 2022, the October Secured Notes with an aggregate principal amount of $1,100,000 converted into 293,350 shares of common stock, at the conversion price of $3.75. Pursuant to the Addendum and Addendum Amendment, the Company evaluated whether the new addendums qualified as debt modification or debt extinguishment, and based on ASC 470, Debt, the Company determined the Addendum and Addendum Amendment to fall under Debt Extinguishment and the Company would be required to fair value the new debt, and in turn write off the existing debt on the books. Based on the Company’s assessment, an extinguishment of debt of approximately $12.8 million was recorded in July and September of 2022 based on the Addendum and Addendum Amendment, the October Secured Notes had an aggregate principal amount of approximately $13.0 million and a fair value of approximately $14.1 million outstanding after the debt extinguishment. The fair value of the New Warrants issued to the Noteholders was approximately $8.6 million and recorded as part of the loss on extinguishment of debt. The residual fair value of the New Warrants issued to non-lenders was $892 thousand and was recorded as equity with the offset as debt discount against the residual proceeds, in which $417 thousand has been amortized for the year ended December 31, 2022. All the original debt issuance costs were written off with the extinguishment of the debt, and with the Addendum Amendment, the Company had debt issuance costs of approximately $77 thousand in which $35 thousand has been amortized for the year ended December 31, 2022. As of the year ended December 31, 2022, the Company had to fair value the outstanding debt, in which it was determined to be approximately $12.3 million of a principal outstanding balance of approximately $13.0 million, in which the change in valuation compared to September 2022 when the Company had an extinguishment recorded, was recorded as a revaluation gain for the year ended December 31, 2022.

In accordance with the most favored nation provision (“MFN Provision”), following the issuance of the December 2022 Shares and the December 2022 Warrants, we reduced the conversion price of the October Secured Notes to $0.76 per share. We held a special meeting on March 10, 2023 of our stockholders for the purpose of obtaining stockholder approval a reduction in the conversion price of the October Secured Notes, subject to a conversion price floor of $0.30 per share, which amount represented the closing price of our Common Stock on the Nasdaq Stock Market on January 3, 2023, the first trading day of the 2023 fiscal year.

In connection with the December 2022 Offering, we also agreed to amend certain existing warrants to purchase up to an aggregate of: (i) 592,024 shares of our Common Stock at an exercise price of $9.50 per share and an expiration date of October 25, 2026; (ii) 1,000,000 shares of our Common Stock at an exercise price of $3.50 per share and with an expiration date of September 13, 2027; (iii) 1,000,000 shares of our Common Stock at an exercise price of $4.50 per share and with an expiration date of September 13, 2027; (iv) 1,000,000 shares of our Common Stock at an exercise price of $5.50 per share and with an expiration date of September 13, 2027; (v) 1,000,000 shares of our Common Stock at an exercise price of $7.50 per share and an expiration date of September 13, 2027; and (vi) 85,000 shares of Common Stock at an exercise price of $9.50 and an expiration date of January 14, 2025, held by the Noteholders (collectively, the “Noteholder Warrants”) so that the amended Noteholder Warrant would have an exercise price of $0.76 per share. The Company evaluated the warrant exercise price adjustment from the values noted above to $0.76 noting the total dollar value impact in which the Noteholder Warrant’s new fair value, as a result of the exercise price revision, exceeded the previous warrant instrument was approximately $370 thousand, the Company deemed the change in exercise price was in contemplation with the December 2022 offering, as such was recognized as a deferred cost of the offering against the proceeds.

The events of default stated in the Notice of Acceleration and Repossession defined below with NYDIG Financing constituted a cross-default under the terms of secured convertible notes issued to the Noteholders. In addition to such cross-default, the failure of the Company pursuant to the Addendum dated as of July 19, 2022, to escrow an aggregate amount of $950,000 for the benefit of the Noteholders by December 21, 2022, constituted an event of default under the Notes. Due to the defaults noted, the Company did not enter into the second and third tranche of conversions. As such, beginning on November 30, 2022, the Company has been accruing interest of 18% per annum on the outstanding principal amount due to the default which amounted to $202 thousand as of December 31, 2022. On March 10, 2023, the Company entered into a Second Addendum Amendment with the Noteholders, in which the Company paid approximately $617 thousand through the Company’s restricted escrow accounts and contemporaneously with the payment, the Noteholders waived all existing events of default arising under the convertible notes.

Promissory Notes

On February 22, 2022, the Company issued to certain institutional lenders (the “Lenders”) promissory notes in an aggregate principal amount of $7.6 million for an aggregate purchase price of $7.6 million (collectively, the “First Tranche Notes”). The Notes were issued as the first tranche of an aggregate financing of $20.0 million. On March 10, 2022, the Company issued to the lenders a second tranche of an aggregate principal amount of $2.4 million (the “Second Tranche Notes”). On April 13, 2022, the Company issued to the Lenders a third tranche of promissory notes in an aggregate principal amount of $10.0 million for an aggregate purchase price of $10.0 million (the “Third Tranche Notes” and, together with the First Tranche Notes and Second Tranche Notes, the “Notes”) along with Class D common stock purchase warrants (collectively, the “Warrants”) to purchase up to an aggregate of 1,000,000 shares of common stock of the Company, at an exercise price of $11.50 per share. The Warrants were immediately exercisable for two years upon issuance, subject to applicable Nasdaq rules.

The exercise of the Warrants is subject to beneficial ownership limitations such that the Lenders may not exercise the Warrants to the extent that such exercise would result in each of the Lenders being the beneficial owner in excess of 4.99% of the number of shares of the common stock outstanding immediately after giving effect to the issuance of shares of common stock issuable upon such exercise, which beneficial ownership limitation may be increased or decreased up to 9.99% upon notice to the Company, provided that any increase in such limitation will not be effective until 61 days following notice to the Company.

The total fair value of the Warrants, as of the issuance date, was $5.32 million and is recorded as equity with the offset recorded as a debt discount against the net proceeds. The proceeds of $20.0 million were allocated between the Promissory Notes and the Warrants, in which the discount related to the warrants is being amortized based on the straight-line method through the date of Maturity. None of the Warrants have been exercised and exchanged for the Company’s common stock as of December 31, 2022.

On April 29, 2022, the Company issued in a registered direct offering 1,142,857 shares of Series A Cumulative Perpetual Preferred Stock, par value $0.001 per share, of the Company (the “Series A Preferred Stock”) to the Lenders, at an offering price of $17.50 per share, the same price as the public offering price of the shares of Series A Preferred Stock in the underwritten public offering completed concurrently, in full satisfaction of the Company’s obligations under the outstanding Notes in an aggregate amount of $20 million. As of December 31, 2022, the entire principal and interest for the promissory notes had been fully paid and satisfied.

NYDIG Financing

	Maturity Dates	Interest Rate	December 31, 2022
NYDIG Loans #1-11	April 25, 2023 thru January 25, 2027*	12% thru 15%	$14,387

Less: principal payments			3,841
Less: debt issuance costs			-
Total outstanding debt			$10,546

*	Due to event of default- the entire NYDIG Financing became current, see note below.

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

On January 14, 2022, the Borrower effected an initial drawdown under the Master Agreement in the aggregate principal amount of approximately $4.6 million that bore interest at 14% and was to be repaid over 24 months. On January 26, 2022, the Borrower had a subsequent drawdown of $9.8 million. As part of the transactions contemplated under the Master Agreement, (i) the Company’s indirect wholly owned subsidiary, Soluna MC LLC, formerly EcoChain Block LLC (“Guarantor”), which is the owner of 100% of the equity interests of Borrower, executed a Guaranty Agreement in favor of NYDIG, as lender, dated as of December 30, 2021 (the “Guaranty Agreement”), (ii) Borrower has granted a lien on, and security interest in, all of its assets to NYDIG, as collateral agent, (iii) Guarantor entered into an equipment financing arrangement on assets purchased with the borrowed funds, (iv) Borrower would borrow from NYDIG the loans as forth in certain loan schedules (the “Specified Loans”), and (v) Borrower had executed a Digital Asset Account Control Agreement (the “ACA Wallet Agreement”) with NYDIG, as collateral agent and secured party, and NYDIG Trust Company LLC, as custodian, dated as of December 30, 2021, as well as such other agreements related to the foregoing as mutually agreed (collectively, the “NYDIG Transactions”).

In connection with the NYDIG Transactions, on January 13, 2022, the Company entered into a Consent and Waiver Agreement, dated as of January 13, 2022 (the “Consent”), with the Noteholders, in connection with the October SPA, pursuant to which the Noteholders agreed to waive any lien on, and security interest in, certain assets, provided various contingencies are fulfilled, and each Noteholder who acquired October Secured Notes having a principal amount of not less than $3,000,000 agreed to waive its rights under Section 4.17 of the October SPA to participate in Subsequent Financings (as defined in the October SPA) with respect to the NYDIG Transactions and any additional loans under the MEFA that only finance the purchase of equipment from NYDIG, in order to consent to the NYDIG Transactions. Pursuant to the Consent, the Noteholders also waived the current requirement of the October SPA and the other transaction documents (collectively, the “SPA Documents”) that the Borrower become an Additional Debtor (as defined in the Security Agreement) and execute an Additional Debtor Joinder (as defined in the Security Agreement) for so long as the Specified Loans were outstanding, and NYDIG would not have entered into a subordination or intercreditor agreement with respect to the Guaranty. Further, pursuant to the Consent, the Noteholders waived the right to accelerate the Maturity Date of the October Secured Notes and the right to charge a default rate of interest on such Notes, in each case, with respect to certain changes in names of, and jurisdiction of incorporation, of the Debtors (as defined in the SPA Documents), which waiver would not waive any other Event of Default (as defined in any of the SPA Documents), known or unknown, as of the date of Consent.

Promptly after the date of the Consent, the Company issued warrants to purchase up to 85,000 shares of common stock to the Noteholder holding the largest outstanding principal amount of October Secured Notes as of the date of the Consent. Such warrants were substantially in form similar to the other warrants held by the Noteholders. Such warrants were exercisable for three years from the date of the Consent at an exercise price of $9.50 per share. On December 5, 2022, the exercise price of the warrants were reduced to an exercise price of $0.76 per share, effective with the closing of the Securities Purchase Agreement Offering on December 5, 2022.

The Company, through the Borrower, was required to make average monthly principal and interest payments to NYDIG of approximately $730 thousand on initial drawdown in aggregate principal amount of approximately $4.6 million bearing interest at 14%, and a subsequent drawdown of $9.8 million.

On December 20, 2022, the Borrower received a Notice of Acceleration and Repossession (the “NYDIG Notice”) from NYDIG with respect to the Master Agreement, by and between Borrower and NYDIG. The obligations of Borrower under the Master Agreement and reflected in the NYDIG Notice are ring-fenced to Borrower and its direct parent company, Soluna MC LLC. The Company is not a party to any guaranty, collateral agreement or other support agreement with or for the benefit of NYDIG. Borrower has entered into a dialogue with NYDIG to resolve the matters set forth in the NYDIG Notice.

The NYDIG Notice states that (a) Borrower failed to observe or perform certain covenants, conditions or agreements contained in the Master Agreement and such failure continued unremedied for a period of ten days after Borrower’s knowledge of such breach, which resulted in an event of default under the Master Agreement, and (b) Borrower defaulted under the guaranty, collateral agreement, or other support agreement, which resulted in an event of default under the Master Agreement. In addition, the NYDIG Notice states that Borrower failed to pay certain payments of principal and interest under the Master Agreement when due, which failure also constituted an event of default under the Master Agreement. As a result of the foregoing events of default, and pursuant to the Master Agreement, NYDIG (x) declared the principal amount of all loans due and owing under the Master Agreement and all accompanying Loan Documents (as defined in the Master Agreement) to be due and immediately payable, (y) imposed a default rate of interest on any outstanding principal amount of each loan (together with all then unpaid interest accruing thereon) and all other obligations under the Master Agreement and the Loan Documents, and (z) demanded the return of all equipment subject to the Master Agreement and the Loan Documents. As such, the principal balance of $10.5 million became due immediately and the Borrower was to bear interest, at a rate per annum equal to 2.0% plus the rate per annum otherwise applicable to such obligations set forth in the Master Agreement. Also, as the Company was not able to obtain a waiver, the outstanding deferred financing costs were written off. As of December 31, 2022, the Borrower had incurred accrued interest and penalty of approximately $274 thousand. On February 23, 2023 NYDIG proceeded to foreclose on all of the collateral securing the MEFA, and repossessed the collateralized assets that totaled approximately $3.5 million. See Note 20 for further discussion on the NYDIG repossession. Additionally, NDYIG has stated its intention to pursue SCI, the parent company of Guarantor, under a piercing of the corporate veil claim relating to Defendants’ debts and liabilities under the loan documents. SCI denies any such liability and has filed a complaint for a declaratory judgment against NYDIG in the Eighth Judicial District Court in Clark County, Nevada on March 16, 2023 seeking a declaratory judgment as to such matter.

Line of Credit with KeyBank

On September 15, 2021, the Company entered into a $1.0 million unsecured line of credit with KeyBank National Association (“KeyBank”), that will, among other things, allow the Company to request loans and to use the proceeds of such loans for working capital and other general corporate purposes (the “KeyBank facility”). The line of credit bears interest at a rate of Prime + 0.75% per annum (8.25% interest rate as of December 31, 2022). Accrued interest is due monthly and principal is due in full following KeyBank’s demand. As of December 31, 2021, the entire line of credit of $1.0 million was drawn and outstanding. As of December 31, 2022, $650 thousand of outstanding balance has been paid down; therefore $350 thousand of the amount drawn under the line of credit remained outstanding. The Company has been repaying weekly principal on the KeyBank facility each week since the beginning of September 2022. The Company does not plan to draw down on the line of credit in the foreseeable future. In addition, future drawdowns may require pre-approval by KeyBank.

10. Stockholders’ Equity

Preferred Stock

The Company has two series of preferred stock outstanding: the Series A Preferred Stock, with a $25.00 liquidation preference; and the Series B Convertible Preferred Stock, par value $0.0001 per share, with a stated value equal to $100.00 (the “Series B Preferred Stock”). As of December 31, 2022 and December 31, 2021, there were 3,061,245 and 1,252,299 shares of Series A Preferred Stock issued and outstanding, respectively, and as of December 31, 2022 and December 31, 2021 there was 62,500 and 0 shares of Series B Preferred Stock issued and outstanding, respectively.

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

In addition, on July 19, 2022, the Company issued to the Series B Investor common stock purchase warrants (the “Series B Warrants”) to purchase up to an aggregate of 1,000,000 shares of common stock at an initial exercise price of $10.00 per share. The Series B Investor is entitled to exercise the Series B Warrants at any time on or after the date that is 180 days following the issue date and on or prior to January 19, 2028. On the closing date of the next public offering of the common stock or other securities, the exercise price of the Series B Warrants is to adjust to a price equal to the lower of (a) the exercise price then in effect, or (b) the price of the warrants issued in the Company’s next public offering, or if no warrants are issued in the Company’s next public offering, 110% of the price per share of the common stock issued in the Company’s next public offering. In addition, upon the Series B Closing, the Series B Investor delivered to the Company for cancellation an outstanding warrant to acquire 1,000,000 shares of common stock at an exercise price of $11.50 per share previously issued on April 13, 2022, in connection with the Notes.

Common Stock

The Company has one class of common stock, par value $0.001 per share. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. As of December 31, 2022, and December 31, 2021, there were 18,694,206 and 13,754,206 shares of common stock issued and outstanding, respectively.

Dividends

Pursuant to the Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock of the Company, dividends, when, as and if declared by the Board (or a duly authorized committee of the Board), will be payable monthly in arrears on the final day of each month, beginning August 31, 2021. During the year ended December 31, 2022 and 2021, the Board declared and paid the Company aggregate dividends on the shares of Series A Preferred Stock of approximately $3.9 million and $630 thousand, respectively. The Board of Directors had not declared any Series A Preferred Stock dividends beginning October 2022 through the date of this report, as such the Company has accumulated approximately $1.7 million of dividends in arrears on the Series A Preferred Stock through December 31, 2022.

The Company’s Series B Preferred Stock includes a 10% accruing dividend compounded daily for 12 months from the original issue date of July 20, 2022 that may be paid in cash or stock at the Company’s option at the earlier of (i) the date the Series B Preferred Stock is converted, or (ii) the Series B Dividend Termination Date. As of December 31, 2022, the Company has accrued $236 thousand for dividend payable for the Series B preferred stock.

Reservation of Shares

The Company had reserved shares of common stock for future issuance as follows as of December 31, 2022:

Stock options outstanding	1,309,789
Restricted stock units outstanding	830,590
Warrants outstanding	9,902,232
Common stock available for future equity awards or issuance of options	114,725
Number of common shares reserved	12,157,336

Placement Agent Agreements

On September 13, 2022, the Company entered into a placement agent agreement with Univest Securities LLC (“Univest”) in which all of the 486,309 outstanding warrants held with Univest which were earned through previous equity offerings would be revised to a new exercise price value of $4.33 per warrant.

Additionally, on December 2, 2022, the Company entered into an additional placement agency agreement with, pursuant to which Univest agreed to serve as the exclusive placement agent for the Company on a reasonable best-efforts basis in connection with the December Offering. Pursuant to the additional Placement Agency Agreement, the Company agreed to pay to Univest (i) a fee in shares of Common Stock equal to 7% of the Shares issued and sold in the Offering (excluding any securities that may be issued pursuant to the Options or upon exercise of the Warrants) (the “Placement Agent Shares”), (ii) 431,014 restricted shares of Common Stock in relation to Univest’s role in the underwritten offering that closed on October 26, 2022 (the “October Shares”), and (iii) an additional fee of warrants to purchase the number of shares of Common Stock equal to 7% of the number of Shares issued and sold in the December Offering (excluding any securities that may be issued pursuant to the Options or upon exercise of the Warrants) in the form substantially similar as the Warrants (the “Placement Agent Warrants”, and together with the Placement Agent Shares and the October Shares, the “Placement Agent Securities”), each such issuance to Univest (and/or its designees) subject to and upon obtaining the appropriate approval by stockholders required by the applicable rules and regulations of the Nasdaq. As of December 31, 2022, the Company had approximately $300 thousand in consideration for the Placement Agent Shares as a deferred cost of the offerings against the proceeds, in which such amounts are charged through equity. Approval by the shareholders took place during a Special Shareholder meeting on March 10, 2023; therefore the shares and warrants were issued subsequent to year-end.

11. Retirement Plan

The Company maintains a voluntary savings and retirement plan under IRC Section 401(k) covering substantially all employees. Employees must complete six months of service and have attained the age of twenty-one prior to becoming eligible for participation in the plan. The Company plan allows eligible employees to contribute a percentage of their compensation on a pre-tax basis and the Company matches employee contributions, on a discretionary basis, currently in an amount equal to 100% of the first 3% and 50% of the next 2% of the employee’s salary, subject to annual tax deduction limitations. Effective January 1, 2017, Company matching contributions are vested immediately. Company matching contributions were $177 thousand, which $19 thousand related to discontinued operations, and $99 thousand, which includes $81 thousand related to discontinued operations for 2022 and 2021, respectively. The Company may also make additional discretionary contributions in amounts as determined by management and the Board of Directors. There were no additional discretionary contributions by the Company for the years 2022 or 2021.

12. Net (loss) income per Share

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations for continuing operations for the years ended December 31:

(Dollars in thousands, except shares)	2022	2021

Numerator:
Net loss from continuing operations	$(107,016)	$(6,388)
Net income from discontinued operations	7,921	1,127
Net loss	$(99,095)	$(5,261)
Less: Preferred Dividend	(4,088)	(630)
Balance	$(103,183)	$(5,891)
Denominator:
Basic and Diluted EPS:
Common shares outstanding, beginning of period	11,840,242	9,734,607
Weighted average common shares issued during the period	3,142,268	2,105,635
Denominator for basic earnings per common shares —
Weighted average common shares	14,982,510	11,840,242

The Company notes as continuing operations was in a net loss for fiscal year 2022 and 2021, as such basic and diluted EPS is the same balance as continuing operations acts as the control amount in which would cause antidilution. Not included in the computation of earnings per share, assuming dilution, for the year ended December 31, 2022, were options to purchase 1,309,789 shares of the Company’s common stock, 830,590 nonvested restricted stock units, 9,902,232 outstanding warrants not exercised, and shares of common stock issuable upon the conversion of a portion of the October Secured Notes pursuant to the Addendum, as discussed in Note 9. These potentially dilutive items were excluded because the calculation of incremental shares resulted in an anti-dilutive effect.

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

13. Stock Based Compensation

Stock-based incentive awards are provided to employees and directors under the terms of the Company’s 2012 Equity Incentive Plan (the 2012 Plan), which was amended and restated as of October 20, 2016, 2014 Equity Incentive Plan (the 2014 Plan), and the 2021 Equity Incentive Plan, which was amended and restated effective as of October 29, 2021 and May 27, 2022, respectively, (collectively, the Plans). Awards under the Plans have generally included at-the-money options and restricted stock grants.

The 2012 Plan was adopted by the Company’s Board of Directors on April 14, 2012, and approved by its stockholders on June 14, 2012. The 2012 Plan was amended and restated by the Board of Directors effective October 20, 2016. The October 2016 amendment allowed for the award agreement, or another agreement entered into between the Company and the award grantee to vary the method of exercise of options issued under the 2012 Plan and an agreement entered into between the Company and the award grantee to vary the provisions governing expiration of options or other awards under the 2012 Plan following termination of the award recipient. The 2012 Plan provides an initial aggregate number of 600,000 shares of common stock that may be awarded or issued. The number of shares that may be awarded under the 2012 Plan and awards outstanding may be subject to adjustment on account of any recapitalization, reclassification, stock split, reverse stock split and other dilutive changes in our common stock. Under the 2012 Plan, the Board of Directors is authorized to issue stock options (incentive and nonqualified), stock appreciation rights, restricted stock, restricted stock units and other stock-based awards to employees, officers, directors, consultants and advisors of the Company and its subsidiaries. Incentive stock options may only be granted to employees of the Company and its subsidiaries.

The 2014 Plan was adopted by the Company’s Board of Directors on March 12, 2014, and approved by its stockholders on June 11, 2014. The 2014 Plan provides an initial aggregate number of 500,000 shares of common stock that may be awarded or issued. The number of shares that may be awarded under the 2014 Plan and awards outstanding may be subject to adjustment on account of any stock dividend, spin-off, stock split, reverse stock split, split-up, recapitalization, reclassification, reorganization, combination or exchange of shares, merger, consolidation, liquidation, business combination, exchange of shares or the like. Under the 2014 Plan, the Board-appointed administrator of the 2014 Plan is authorized to issue stock options (incentive and nonqualified), stock appreciation rights, restricted stock, restricted stock units, phantom stock, performance awards and other stock-based awards to employees, officers and directors of, and other individuals providing bona fide services to or for, the Company or any affiliate of the Company. Incentive stock options may only be granted to employees of the Company and its subsidiaries.

The Company’s 2021 Plan was adopted by the Board on February 12, 2021, and approved by the stockholders on March 25, 2021. The 2021 Plan was amended and restated effective as of October 29, 2021, and May 27, 2022, respectively. The 2021 Plan authorizes the Company to issue shares of common stock upon the exercise of stock options, the grant of restricted stock awards, and the conversion of restricted stock units (collectively, the “Awards”). The Compensation Committee has full authority, subject to the terms of the 2021 Plan, to interpret the 2021 Plan and establish rules and regulations for the proper administration of the 2021 Plan. Subject to certain adjustments as provided in the 2021 Plan, the maximum aggregate number of shares of the Company’s common stock that may be issued under the 2021 Plan (i) pursuant to the exercise of options, (ii) as shares or restricted stock and (iii) in settlement of RSUs shall be limited to (A) during the Company’s fiscal year ending December 31, 2021 (the “2021 Fiscal Year”), 1,460,191 Shares, (B) for the period from January 1, 2022 to June 30, 2022, fifteen percent (15%) of the number of Shares outstanding on January 3, 2022, which was the first trading day of 2022, and (C) beginning with the third quarter of the Company’s fiscal year ending December 31, 2022 (the “2022 Fiscal Year”), fifteen percent (15%) of the number of Shares outstanding as of the first trading day of each quarter, net of any Shares awarded in the previous quarter(s). Subject to certain adjustments as provided in the 2021 Plan, (i) shares subject to the 2021 Plan shall include shares reverted back to the Company pursuant the 2021 Plan in a prior year or quarter, as applicable, as provided herein and (ii) the number of shares that may be issued under the 2021 Plan may never be less than the number of shares that are then outstanding under (or available to settle existing) Awards. For purposes of determining the number of shares available under the 2021 Plan, shares withheld by the Company to satisfy applicable tax withholding or exercise price obligations pursuant to the 2021 Plan shall be deemed issued under this Plan. In the event that, prior to the date on which the 2021 Plan shall terminate, any Award granted under the 2021 Plan expires unexercised or unvested or is terminated, surrendered, or cancelled without the delivery of shares of common stock, or any Awards are forfeited back to the Company, then the shares of common stock subject to such Award may be made available for subsequent Awards under the terms of the 2021 Plan.

During the fiscal year ended December 31, 2022, the Company granted options to purchase 539,064 shares of the Company’s common stock under the 2021 Plan, of which all were vested as of December 31, 2022 with an exercise price of $0.95 per share, based on the closing market price plus 25% of the Company’s common stock on the date of the grant. Using a Black-Scholes Option Pricing Model, the weighted average fair value of these options was $0.59 per share and was estimated at the date of grant.

During the fiscal year ended December 31, 2022, the Company did not award shares of restricted common stock under the 2021 Plan.

During the fiscal year ended December 31, 2022, the Company awarded 725,433 restricted stock units under the 2021 Plan, valued at $1.12 through $10.85 per share based on the closing market price of the Company’s common stock on the date of the grant, with a weighted average fair value of $7.22 per share. 306,500 shares of common stock shall vest as follows: 37% vesting 12 months from the date of the grant, 33% vesting 24 months from the date of the grant, and 30% vesting 36 months from the date of the grant, in each case subject to the reporting person remaining in the service of the Company on each such vesting date. 195,003 shares of common stock shall vest as follows: 25% of such restricted stock units shall vest on the first anniversary, and the remaining shares shall vest ratably over the succeeding 36-month period, with (1/36) of such vesting on the last day of each such calendar month. 177,000 shares of common stock shall vest 50% on December 1, 2023, and 50% on December 1, 2024. 46,498 shares of common stock are performance-based awards that will vest in the following year in January 2023 based on approval of the Board based on achievement of key performance objectives. The remaining 432 shares of common stock are performance-based awards that were granted and vested during January 2022 as approved by the Board based on the achievement of key performance objectives during the prior year.

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

During the fiscal year ended December 31, 2021, the Company awarded 201,926 shares of restricted common stock under the 2021 Plan, 47,500 shares of valued at $11.10 per share and 154,426 shares valued at $12.23 per share based on the closing market price of the Company’s common stock on the date of the award. 47,500 of the shares will be restricted for one year, with the entire award vesting on the first anniversary of the award date. For the remaining 154,426 shares, 33 1/3% of the shares will vest on the first anniversary of the award date, and the remaining shares shall vest ratably over the succeeding 24-month period, with (1/24) of such remaining shares vesting on the last day of each calendar month.

During the fiscal year ended December 31, 2021, the Company awarded 160,473 restricted stock units under the 2021 Plan, valued ranging from $11.10-$16.61 per share based on the closing market price of the Company’s common stock on the date of the grant. For 15,000 restricted stock units, 33 1/3% of such restricted stock units will vest on each of the first three anniversaries of the date of the grant. For 121,822 restricted stock units, 25% of the grant shares shall vest on the first anniversary of the effective time, and the remaining 75% shall vest over the succeeding 36-month period, with (1/36) of such remaining grant shares vest on the last day of the calendar month. For 14,782 shares, 25% of such restricted stock units shall vest after six months of the award, and the remaining shares shall vest ratably over the succeeding 36-month period, with (1/36) of such vesting on the last day of each such calendar month. For 8,869 shares, they are performance-based awards that will vest in the following year in January based on approval of the Board of Directors based on achievement of key performance objectives.

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

Stock-based compensation expense for the years ended December 31, 2022, and 2021 was generated from stock option and restricted stock awards. Stock options are awards that allow holders to purchase shares of the Company’s common stock at a fixed price. Certain options granted may be fully or partially exercisable immediately, may vest on other than a four-year schedule or vest upon attainment of specific performance criteria. Restricted stock awards generally vest one to three years after the date of grant, although certain awards may vest immediately or vest upon attainment of specific performance criteria. Option exercise prices are generally equivalent to the closing market value price of the Company’s common stock on the date of grant. Unexercised options generally terminate ten years after date of grant.

The following table presents the weighted-average assumptions used for options granted under the 2021 Plan:

	2022	2021
Option term (years)	4.95	4.04
Volatility	110.21%	108.33%
Unvested forfeiture rate	0.00%	0.18%
Risk-free interest rate	3.93%	0.84%
Dividend yield	0.00%	0.00%
Weighted-average fair value per option granted	$0.59	$5.04

No options were granted under the 2014 Plan and the 2012 Plan for the years ended December 31, 2022, and 2021, respectively.

Share-based compensation expense recognized in the Consolidated Statements of Operations is based on awards ultimately expected to vest, therefore, awards are reduced for estimated forfeitures. The accounting standard requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

Total share-based compensation expense, related to the Company’s share-based awards, recognized for the years ended December 31, was included within the representative group comprised as follows:

	2022	2021
(Dollars in thousands)
Cost of cryptocurrency revenue	$67	$3
General and administrative	3,785	1,938
Share-based compensation expense	$3,852	$1,941

Total unrecognized compensation costs related to non-vested stock options as of December 31, 2022 and December 31, 2021 is approximately $1.0 million and $1.9 million, respectively, and is expected to be recognized over a weighted-average remaining vesting period of approximately 1.36 years and 2.34 years, respectively.

Presented below is a summary of the Company’s stock option activity for the Plans for the years ended December 31:

	2022	2021
Shares under option, beginning	991,550	398,750
Granted	539,064	716,200
Exercised	(177,425)	(123,400)
Forfeited	(10,750)	—
Expired/canceled	(32,650)	—
Shares under option, ending	1,309,789	991,550
Options exercisable	953,956	385,800
Remaining shares available for granting of options	114,725	392,717

The weighted average exercise price for the Company’s stock option activity for the Plans is as follows for each of the years ended December 31:

	2022	2021
Shares under option, beginning	$5.44	$0.87
Granted	$0.95	$7.20
Exercised	$0.86	$0.83
Forfeited	$10.39	$—
Expired/canceled	$7.84	$—
Shares under option, ending	$4.11	$5.44
Options exercisable, ending	$3.13	$4.10

The following table summarizes information for options outstanding and exercisable for the Plans as of December 31, 2022:

Outstanding				Exercisable
		Weighted Average	Weighted		Weighted Average	Weighted
		Remaining	Average		Remaining	Average
Exercise Price Range	Number	Contractual Life	Exercise Price	Number	Contractual Life	Exercise Price
$0.70 - $6.83	635,189	4.87	$0.95	622,689	4.82	$0.95
$6.84 - $11.00	659,600	5.64	$7.00	326,267	4.90	$7.17
$11.00 - $11.10	15,000	8.23	$11.10	5,000	8.23	$11.10
	1,309,789	5.30	$4.11	953,956	4.87	$3.13

The aggregate intrinsic value (i.e., the difference between the closing stock price and the price to be paid by the option holder to exercise the option) is $0 for the Company’s outstanding options and $0 for the exercisable options as of December 31, 2022. The amounts are based on the Company’s closing stock price of $0.26 as of December 31, 2022.

Non-vested restricted stock activity is as follows for the year ended December 31:

	2022	2021
Non-vested restricted stock balance, beginning January 1	405,367	80,930
Non-vested restricted stock granted	725,433	362,399
Vested restricted stock	—	—
Non-vested restricted stock exercised	(193,249)	(37,962)
Non-vested restricted stock forfeited/expired	(106,961)	—
Non-vested restricted stock balance, ending December 31	830,590	405,367

The weighted average fair value price for the Company’s restricted stock activity for the Plans is as follows for each of the years ended December 31:

	2022	2021
Restricted stock, beginning	$11.28	$1.48
Granted	$7.22	$12.43
Exercised	$9.81	$1.34
Forfeited/ expired	$9.42	$—
Restricted stock, ending	$8.36	$11.28

As of December 31, 2022 and 2021 there was approximately $4.8 million and $3.1 million, respectively of unrecognized compensation cost related to restricted stock plans. This cost is expected to be recognized over a remaining period of 2.37 years and 3.18 years, respectively.

Stock Warrants:

The following is a summary of common stock warrant activity during the year ended December 31, 2021.

	Number of Warrant Shares	Weighted Average Exercise Price ($)
Balance, December 31, 2020	—	$—
Granted	2,775,122	12.67
Exercised	(581,610)	8.24
Forfeited/ Expired	—	—
Balance, December 31, 2021	2,193,512	$13.85

The following is a summary of common stock warrant activity during the year ended December 31, 2022.

	Number of Warrant Shares	Weighted Average Exercise Price ($)
Balance, December 31, 2021	2,193,512	$13.85
Granted	8,987,269	2.31
Exercised	(94,500)	8.24
Forfeited/ Expired	(1,184,049)	9.50
Balance, December 31, 2022	9,902,232	$2.29

As of December 31, 2022, the outstanding warrants have a weighted average remaining term of 3.99 years.

14. Commitments and Contingencies

Commitments:

Leases

The Company determines whether an arrangement is a lease at inception. The Company has operating leases for certain manufacturing, laboratory, office facilities and certain equipment. The leases have remaining lease terms of less than one year to less than five years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2022 and December 31, 2021, the Company has no assets recorded under finance leases.

Lease expense for these leases is recognized on a straight-line basis over the lease term. For the twelve months ended December 31, total lease costs are comprised of the following:

(Dollars in thousands)
	2022	2021
Operating lease cost	$202	$169
Short-term lease cost	—	—
Total net lease cost	$202	$169

Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

Supplemental cash flows information related to leases for the twelve months ended December 31 was as follows:

(Dollars in thousands)
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$197	$156

Non-Cash Activity Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$20	$131

Supplemental balance sheet information for the twelve months ended December 31 was as follows:

(Dollars in thousands, except lease term and discount rate)
	2022	2021
Operating leases:
Operating lease ROU asset	$233	$405

Current operating lease liabilities	$161	$184
Non-current operating lease liabilities	84	237
Total operating lease liabilities	$245	$421

Operating leases:
ROU assets	$655	$635
Asset lease expense	(422)	(230)
ROU assets, net	$233	$405

Weighted Average Remaining Lease Term (in years):
Operating leases	1.5	2.38

Weighted Average Discount Rate:
Operating leases	3.83%	3.83%

Maturities of operating lease liabilities are as follows for the year ending December 31:

(Dollars in thousands)
2022
2023	$168
2024	85
2025	-
Total lease payments	253
Less: imputed interest	(8)
Total lease obligations	245
Less: current obligations	161
Long-term lease obligations	$84

Contingencies:

Spring Lane Capital Contingency

The Company has a potential contingency associated with an agreement with Spring Lane of up to $250 thousand which would be reduced by a proportion of funding received from Spring Lane up to the $35.0 million aggregate contribution cap. The Company considers the probability of a payment for the contingency to be remote.

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

NYDIG filed a complaint against a subsidiary of Company, Soluna MC Borrowing 2021-1, LLC (“Borrower”) and Soluna MC, LLC, as Guarantor (“Guarantor”), and together with Borrower, (“Defendants”) in Marshall Circuit Court of the Commonwealth of Kentucky on December 29, 2022 regarding a series of loans made by NYDIG to Borrower pursuant to a master equipment finance agreement that were secured by certain assets of Borrower and guaranteed by Guarantor pursuant to a written guaranty agreement executed by Guarantor. The Court issued on February 15, 2023 an agreed order granting NYDIG’s motion for writ of possession which, among other things, ordered parties to provide NYDIG access to the collateral described therein and preserved the rights of NYDIG to pursue a deficiency judgment against the Defendants. Also on February 15, 2023, the Defendants filed their answer and affirmative defenses in this proceeding. The Defendants believe that NYDIG has liquidated some of the collateral securing the loans and anticipate that NYDIG will complete the liquidation of collateral and continue to prosecute the complaint to obtain a judgment against the Defendants. Additionally, NDYIG has stated its intention to pursue SCI, the parent company of Guarantor, under a piercing of the corporate veil claim relating to Defendants’ debts and liabilities under the loan documents. SCI denies any such liability and has filed a complaint for a declaratory judgment against NYDIG in the Eighth Judicial District Court in Clark County, Nevada on March 16, 2023 seeking a declaratory judgment as to such matter.

15. Related Party Transactions

MeOH Power, Inc.

On December 18, 2013, MeOH Power, Inc. and the Company executed a Senior Demand Promissory Note (the “Note”) in the amount of $380 thousand to secure the intercompany amounts due to the Company from MeOH Power, Inc. upon the deconsolidation of MeOH Power, Inc. Interest accrues on the Note at the Prime Rate in effect on the first business day of the month, as published in the Wall Street Journal. At the Company’s option, all or part of the principal and interest due on this Note may be converted to shares of common stock of MeOH Power, Inc. at a rate of $0.07 per share. Interest began accruing on January 1, 2014. The Company recorded a full allowance against the Note. As of December 31, 2022 and December 31, 2021, $341 thousand and $329 thousand, respectively, of principal and interest are available to convert into shares of common stock of MeOH Power, Inc. Any adjustments to the allowance are recorded as miscellaneous expense during the period incurred.

Legal Services

During the years ended December 31, 2022 and December 31, 2021, the Company incurred $22 thousand and $19 thousand, respectively, to Couch White, LLP for legal services associated with contract review. A partner at Couch White, LLP is an immediate family member of one of our Directors.

HEL Transactions

On January 8, 2020, the Company formed SCI as a wholly-owned subsidiary to pursue a new business line focused on cryptocurrency and the blockchain ecosystem. In connection with this new business line, SCI established a facility to mine cryptocurrencies and integrate with the blockchain network. Pursuant to an Operating and Management Agreement dated January 13, 2020, by and between SCI and HEL, HEL assisted the Company, and later SCI, in developing, and is now operating, the cryptocurrency mining facility. The Operating and Management Agreement required, among other things, that HEL provide project sourcing services to SCI, including acquisition negotiations and establishing an operating model, investments/financing timeline, and a project development path, as well as developmental and operational services, as directed by SCI, with respect to the applicable cryptocurrency mining facility in exchange for SCI’s payment to HEL of a one-time management fee ranging from $65,000 to $350,000 and profit-based success payments in the event that SCI achieved explicit profitability thresholds. These agreements also provided that once aggregate earnings before interest, taxes, depreciation, and amortization of the applicable mine exceeded the total amount of funding provided by SCI to HEL (whether pursuant to the applicable agreement or otherwise) for the purposes of creating, developing, assembling, and constructing the mine, HEL was entitled to ongoing success payments of 20.0% of the earnings before interest, taxes, depreciation, and amortization of the mine. $237 thousand of payments were made for fiscal year 2021, as certain thresholds pursuant to the Operating and Management Agreement were achieved.

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

Simultaneously with entering into the initial Operating and Management Agreement with HEL, the Company, pursuant to a purchase agreement it entered into with HEL, made a strategic investment in HEL by purchasing 158,730 Class A Preferred Shares of HEL for an aggregate purchase price of $500 thousand on January 13, 2020. After acceptance of the Deliverables, as required by the terms of the purchase agreement, on March 23, 2020, the Company purchased an additional 79,365 Class A Preferred Shares of HEL for an aggregate purchase price of $250 thousand. The Company also has the right, but not the obligation, to purchase additional equity securities of HEL and its subsidiaries (including additional Class A Preferred Shares of HEL) if HEL secured certain levels or types of project financing with respect to its own wind power generation facilities. Each preferred share may be converted at any time and without payment of additional consideration, into Common shares. The Company additionally entered into a Side Letter Agreement, dated January 13, 2020, with HEL Technologies Investment I, LLC, a Delaware limited liability company that owns, on a fully diluted basis, 57.9% of HEL and is controlled by a Brookstone Partners-affiliated director of the Company. The Side Letter Agreement provides for the transfer to the Company, without the payment of any consideration by the Company, of additional Class A Preferred Shares of HEL in the event HEL issues additional equity below agreed-upon valuation thresholds.

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

In addition, one of the Company’s directors, Matthew E. Lipman, serves as a director and currently acting as President of HEL. Mr. Lipman does not directly own any equity interest in Tera Joule, LLC, which owns 9.2% of HEL; however, as a result of his position as a director and officer of Brookstone IAC, Inc., which is the manager of Tera Joule, LLC, he has dispositive power over the equity interests that Tera Joule owns in HEL. As a result, the approximate dollar value of the amount of Mr. Toporek’s and Mr. Lipman’s interest in the Company’s transactions with HEL for the year ended December 31, 2022 was $0 and $0.

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

The Company’s investment in HEL was initially carried at the cost of investment and was $750 thousand. Based on evaluation of projections for the Company’s investment in HEL, the Company fully impaired the equity investment of $750 thousand as of December 31, 2022, writing it down to $0.

The Company owned approximately 1.79% of HEL, calculated on a converted fully-diluted basis, as of December 31, 2022. The Company may enter into additional transactions with HEL in the future.

16. Discontinued Operations-Held for Sale

As described in Note 1, the Company entered into a Stock Purchase Agreement with Purchaser, pursuant to which the Company sold on April 11, 2022 all of the issued and outstanding shares of capital stock of its wholly-owned subsidiary, MTI Instruments for approximately $9.0 million in cash, net of transaction costs. As of December 31, 2022, our Instrumentation business segment was classified as discontinued operations in our financial statements for all periods presented. The Company incurred approximately a $7.5 million pretax gain on sale of MTI Instruments for the year ended December 31, 2022. The Company’s consolidated balance sheets and consolidated statements of operations report discontinued operations separate from continuing operations. The Company’s consolidated statements of equity and statements of cash flows combine continuing and discontinued operations.

Set forth below are the results of the discontinued operations:

(Dollars in thousands)	2022	2021

Product revenue	$1,799	$7,147
Cost of sales	728	2,358
Research and development	398	1,525
Selling, general, and administrative	573	2,198
Other income, net	-	21
Income from discontinued operations before the gain on disposal and income taxes	100	1,087
Pretax gain on sale of MTI Instruments	7,751	-
Income tax benefit	70	40
Net income from discontinued operations	$7,921	$1,127

The following table summarizes information about assets and liabilities from discontinued operations held for sale as of December 31, 2022 and December 31, 2021:

(Dollars in thousands)

	December 31,	December 31,
	2022	2021
Assets held for sale from discontinued operations:
Accounts receivable	$-	$1,189
Inventories	-	964
Prepaid expenses and other current assets	-	54
Property, plant and equipment, net	-	92
Deferred tax assets, net	-	101
Operating lease right-of-use assets	-	628
Total Assets held for sale from discontinued operations	$-	$3,028

Liabilities held for sale from discontinued operations:
Accounts payable	$-	$136
Accrued liabilities	-	479
Operating lease liability	-	628

Total Liabilities held for sale from discontinued operations	$-	$1,243

17. MTI Instruments Sale

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

(Dollars in thousands)

As of April 11,
2022
Consideration received	$10,750
Plus: closing cash	1
Less: transaction costs	(908)
Less: closing indebtedness	(483)
Plus: new working capital adjustments	19
Adjusted consideration received	9,379

Cash	1
Accounts receivable, net	1,119
Inventories	888
Prepaid expense and other current assets	42
Operating lease right-of-use assets	579
Deferred tax assets	171
Property, plant and equipment, net	76
Total assets	2,876

Accounts payable	122
Accrued liabilities	547
Operating lease liability	579
Total liabilities	1,248

Net assets transferred	1,628

Gain on sale	$7,751

18. VARIABLE INTEREST ENTITY

On January 26, 2022, DVSL was created in order to construct, own, operate and maintain variable data centers in order to support the mining of cryptocurrency assets, batch processing and other non-crypto related activities (collectively, the “Project”). On May 3, 2022, SCI entered into a Bilateral Master Contribution Agreement (the “Bilateral Contribution Agreement”) with Spring Lane Capital, pursuant to which Spring Lane agreed, pursuant to the terms and conditions of such agreement, to make one or more capital contributions to, and in exchange for equity in, SCI or one of its subsidiaries up to an aggregate amount of $35 million to fund certain projects to develop green data centers co-located with renewable energy assets (the “Spring Lane Commitment”). We anticipate that these capital contributions, once deployed into the projects, will help develop up to three behind-the-meter (BTM) projects designed to convert wasted renewable energy into clean computing services such as Bitcoin mining and artificial intelligence. The Bilateral Contribution Agreement outlines the framework for the Spring Lane Commitment; however, neither we nor Spring Lane are obligated to complete any projects under such agreement and any actual capital contributions are subject to various conditions precedent, including the receipt of requisite lender and other consents, acceptance by Spring Lane of specific projects and negotiations of agreements regarding those projects, including milestones and structure. In partial consideration of the amendment to the October Secured Notes discussed above, the investors agreed to release certain collateral covered by their security agreement to permit the Company to proceed forward with the initial phase of Project Dorothy, which we expect to be partially funded by Spring Lane, which the Company expects to complete in the near future.

On August 5, 2022, the Company entered into a Contribution Agreement (the “Dorothy Contribution Agreement”) with Spring Lane, Soluna DV Devco, LLC (“Devco”), an indirect wholly-owned subsidiary of SCI, and DVSL an entity formed in order to further the Company’s development for the first 25 MW of Project Dorothy, (each, a “Party” and, together, the “Parties”). Pursuant to the Dorothy Contribution Agreement, the Company committed to a capital contribution of up to approximately $26.3 million to DVSL (the “Company Commitment”), and on August 5, 2022, the Company was deemed to have contributed approximately $8.1 million, through payment of capital expenditures and development costs made on behalf of DVSL by the Company prior to August 5, 2022. Further under the Agreement, Spring Lane committed to a capital contribution of up to $12.5 million to DVSL (the “Spring Lane Dorothy Commitment”), and as of December 31, 2022, Spring Lane contributed approximately $4.8 million. Under the Dorothy Contribution Agreement, the Company and Spring Lane have committed to make subsequent contributions, up to their respective Company Commitment and Spring Lane Dorothy Commitment amounts, on a pro rata basis, upon receipt of a contribution request from DVSL, as set forth in the Dorothy Contribution Agreement and subject to the satisfaction of certain conditions described therein. The proceeds of any subsequent commitments will be applied to pay project costs in accordance with the project budget.

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

Accordingly, the accounts of DVSL are consolidated in the accompanying unaudited condensed financial statements.

The carrying amount of the VIE’s assets and liabilities was as follows:

	December 31, 2022	December 31, 2021

Current assets:
Cash and cash equivalents	$15	$-
Other receivable-current	247	-
Total current assets	262	-

Property, plant, and equipment	13,673	-
Total assets	$13,935	$-

Current liabilities:
Due from – intercompany	$241	$-
Total current liabilities	241	-

Total liabilities	$241	$-

The summarized operating results of the VIE’s are as follows:

	For the year ended
	December 31,	December 31,
	2022	2021

Cost of Sales	$55	$-
General and administrative expense	1,127	-
Net loss	$1,182	$-

Subsequent to year-end, based on a Purchase and Sales agreement defined in Note 20, and for the sum of approximately $7.5 million, the Company’s ownership in DVSL was reduced from 67.8% to 15%; see Footnote 20 for further details.

19.	Segment Information

The Company applies ASC 280, Segment Reporting, in determining its reportable segments. As of December 31, 2022, the Company had two reportable segments in Continuing Operations: Cryptocurrency Mining and Data Center Hosting. The Company notes that previously there was an additional segment: Test and Measurement Instrumentation, however as discussed in Notes 1, 16, and 17, the Company sold MTI Instruments in April 2022, and therefore classified this segment as discontinued operations. The guidance requires that segment disclosures present the measure(s) used by the Chief Operating Decision Maker (“CODM”) to decide how to allocate resources and for purposes of assessing such segments’ performance. The Company’s CODM is comprised of several members of its executive management team who use revenue and cost of revenues of both reporting segments to assess the performance of the business of our reportable operating segments.

No operating segments have been aggregated to form the reportable segments. The Company does not allocate all assets to the reporting segments as these are managed on an entity-wide basis. Therefore, the Company does not separately disclose the total assets of its reportable operating segments.

The Cryptocurrency Mining segment generates revenue from the cryptocurrency the Company earns through its mining activities. The Data Center Hosting segment generated revenue from contracts for the provision/consumption of electricity and operation of the data center from the Company’s high performance computing facility that was located in Calvert City, Kentucky, known as Project Marie. As of February 28, 2023, this facility had been closed.

For the year ended December 31, 2022 and 2021, approximately 5% and 34% of the Company’s cryptocurrency mining revenue was generated from Project Edith (data center located in Wenatchee, Washington), 41% and 41% from Project Marie, and 54% and 25% from Project Sophie (data center located in Murray, Kentucky), respectively. 100% of the Company’s data center hosting revenue was generated from Project Marie from hosting with customers for the years ended December 31, 2022 and 2021.

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

The following table details revenue and cost of revenues for the Company’s reportable segments for years ended December 31, 2022 and 2021, and reconciles to net loss on the consolidated statements of operations:

(Dollars in thousands)	Years Ended December 31,
	2022	2021
Reportable segment revenue:
Cryptocurrency mining revenue	$24,409	$10,932
Data hosting revenue	4,138	3,413
Total segment and consolidated revenue	28,547	14,345
Reportable segment cost of revenue:
Cost of cryptocurrency mining revenue, inclusive of depreciation	32,989	5,626
Cost of data hosting revenue	3,517	2,444
Total segment and consolidated cost of revenues	36,506	8,070
Reconciling items:
General and administrative expenses	28,709	10,751
Impairment on fixed assets	47,372	-
Impairment on equity investment	750	-
Interest expense	8,375	1,879
Loss on debt extinguishment and revaluation	11,130	-
Loss on sale of fixed assets	4,089	-
Other income, net	(22)	(11)
Income tax (benefit) expense from continuing operations	(1,346)	44
Net loss from continuing operations	(107,016)	(6,388)
Income before income tax from discontinued operations (including gain on sale of MTI Instruments of $ $7,751 for the year ended December 31, 2022)	7,921	1,087
Income tax benefit from discontinued operations	-	40
Net income from discontinued operations	7,921	1,127
Net loss	(99,095)	(5,261)
(Less) Net loss attributable to non-controlling interest	380	-
Net loss attributable to Soluna Holdings, Inc.	$(98,715)	$(5,261)

Capital expenditures	63,684	45,792
Depreciation and amortization	28,214	3,703

20. Subsequent Events

NYDIG Notice and Repossession of Collateralized Assets

As previously disclosed in Footnotes 9 and 14, on December 20, 2022, Soluna MC Borrowing 2021-1 LLC (“Borrower”), an indirect wholly owned subsidiary of Soluna Holdings, Inc. (the “Company”), received a Notice of Acceleration and Repossession (the “NYDIG Notice”) from NYDIG ABL LLC (“NYDIG”) with respect to the Master Equipment Finance Agreement, dated as of December 30, 2021 (the “MEFA”), by and between Borrower and NYDIG. The assets which secure the MEFA represent substantially all of the Company’s mining assets at the site and certain of the operating assets of Project Marie, a 20 MW facility located in Kentucky. The obligations of Borrower under the MEFA and reflected in the NYDIG Notice are ring-fenced to Borrower and its direct parent company, Soluna MC LLC. The Company is not a party to any guaranty, collateral agreement or other support agreement with or for the benefit of NYDIG. The approximate aggregate principal and interest outstanding under the MEFA as of December 20, 2022, were $10.8 million. According to NYDIG’s analysis of the value of the equipment, NYDIG asserts a recent market value of this equipment at approximately $3.8 million.

On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, which resulted in a reportable disposition of all of the Company’s mining assets at the site and certain of the operating assets of Project Marie. Additionally, NDYIG has stated its intention to pursue SCI, the parent company of Guarantor, under a piercing of the corporate veil claim relating to Defendants’ debts and liabilities under the loan documents. SCI denies any such liability and has filed a complaint for a declaratory judgment against NYDIG in the Eighth Judicial District Court in Clark County, Nevada on March 16, 2023 seeking a declaratory judgment as to such matter. In a related development, also on February 23, 2023, the Borrower received a notice of termination of the Management and Hosting Services Agreement with CC Metals and Alloys, LLC. As a result of this action and certain other characteristics of the facility, the Company elected to shut down the Marie facility. The Company believes it will maximize its profits and return on assets by concentrating its personnel and capital on its Dorothy Facility.

With the notice of termination of the Management and Hosting Services from CCMA, the Company notes that this event triggered the impairment of the remaining fixed assets at the Marie facility. Based on the closure of operations on Project Marie, the Company performed an impairment analysis and determined that approximately $2.4 million of equipment and leasehold approvements associated with Project Marie that were not attached with the repossession of NYDIG collateralized assets were impaired as of year-end.

Promissory Notes

The Company has issued six promissory notes to certain holders totaling an aggregate principal balance of $900 thousand in which were issued in $300 thousand increments on January 13, 2023, February 3, 2023, and February 10, 2023. Each of the promissory notes accrue at an interest rate of 15% per annum, and each note matures within nine months subsequent its issuance. On March 24, 2023, the Company issued to the holders of the promissory notes on January 13, 2023, 1,337,916 shares of common stock in satisfaction of the repayment of $300 thousand in principal plus accrued and unpaid interest and other charges thereon, at the same price per share as the agreed upon share price conversion rate noted in relation to the December 5, 2022 SPA amendment on February 9, 2023, and approved during the Special Shareholders Meeting on March 10, 2023.

Project Dorothy Definitive Agreements

On March 2, 2023, Soluna DV Services, LLC, a Nevada limited liability company (“ServeCo”) and an indirect wholly-owned subsidiary of Soluna Holdings, Inc., a Nevada corporation (the “Company”), entered into a series of agreements with (a) Briscoe Wind Farm, LLC, a Delaware limited liability company (“Briscoe”), (b) Golden Spread Electric Cooperative, Inc., a Texas cooperative corporation (“GSEC”), and (c) Lighthouse Electric Cooperative, Inc., a Texas cooperative corporation (“LHEC”). All the agreements were effective as of February 24, 2023 (the “Effective Date”). The Company has been developing a modular data center in phases (the “Dorothy Facility”). The two phases of the Dorothy Facility will have a peak demand of 50 megawatts, and if, upon mutual agreement, all four phases are completed, the data center will have an estimated peak demand of 150 megawatts. The Dorothy Facility will be located next to, and supplied energy from, Briscoe’s 150-megawatt wind farm located at or near Briscoe and Floyd Counties, Texas (the “Briscoe Wind Farm”). Under the agreements, LHEC and GSEC will supply the Dorothy Facility with energy from the Briscoe Wind Farm and the Electric Reliability Council of Texas (“ERCOT”) market.

ServeCo and LHEC entered into an Agreement for Electric Service to Soluna DV Services, LLC (the “Retail Agreement”) for resale of energy supplied from the Briscoe Wind Farm and the ERCOT market delivered by GSEC for service to the energy load of the Dorothy Facility. As noted above, GSEC has by separate agreement arranged to purchase power at wholesale from Briscoe or to deliver and purchase power from the ERCOT market to serve LHEC with electric power and energy for resale to ServeCo for service to the Dorothy Facility. The initial term of the Retail Agreement is five years, with up to five extension terms of one year each unless terminated by LHEC or ServeCo.

ServeCo and Briscoe also entered into a Cooperation Agreement (the “Cooperation Agreement”), pursuant to which Briscoe and ServeCo agreed to certain rights, obligations, and restrictions with respect to the real property of the Dorothy Facility and the construction, interconnection, permitting, operation, maintenance, removal, and decommissioning of the Dorothy Facility and applicable credit support. Soluna DV ComputeCo, LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of the Company and Soluna DVSL ComputeCo, LLC, a Delaware limited liability company and an indirect wholly-owned subsidiary of the Company became parties to the Cooperation Agreement by each entering into a Joinder Agreement on the Effective Date. Unless terminated sooner in accordance with its terms, the term of the Cooperation Agreement is from the Effective Date until the expiration or termination of the Power Purchase Agreement, by and between Briscoe and GSEC, dated as of the Effective Date (the “PPA”).

ServeCo, Briscoe, LHEC, and GSEC also entered into a Performance and Net Energy Security Agreement (the “PSA”), pursuant to which ServeCo will provide certain credit support to LHEC in connection with its obligations under the Retail Agreement and the other transaction agreements. The PSA is effective on the Effective Date and will remain in effect for 18 months following the later of the termination of the Retail Agreement or the termination of the PPA.

On the Effective Date, ServeCo and Alice Fay Grabbe (“Owner”) entered into a Lease Agreement (the “Lease”) to lease certain real property located in Briscoe County, Texas for the Dorothy Facility. Unless terminated sooner in accordance with its terms, the initial term of the Lease is five years. The initial term of the Lease will automatically extend for five additional one-year periods, unless terminated by ServeCo or Owner.

Spring Lane Contribution and Change in Ownership in Soluna DVSL ComputeCo.

On March 10, 2023, the Company along with Soluna DV Devco, LLC, a Nevada limited liability company (“Devco”), and Soluna DVSL ComputeCo, LLC, a Delaware limited liability company (the “Project Company”) entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Soluna SLC Fund I Projects Holdco, LLC, a Delaware limited liability company (“Spring Lane”) that is wholly owned indirectly by Spring Lane Management LLC. The Project Company is constructing a modular data center with a peak demand of 25 megawatts (the “Dorothy Phase 1A Facility”).

Under a series of transactions in February 2023 and March 2023, culminating in the March 10, 2023 Purchase and Sale Agreement, the Company sold to Spring Lane certain Class B Membership Interests for a purchase price of $7,500,000 (the “Sale”). After giving effect to the Sale, the Company owned 6,790,537 Class B Membership Interests (constituting 14.6% of the Class B Membership Interests) and Spring Lane owns 39,791,988 Class B Membership Interests (constituting 85.4% of the Class B Membership Interests). The cash portion of the purchase price paid by Spring Lane to the Company was $5,770,065, which represented the purchase price of $7,500,000 less the Company’s pro rata share of certain contributions funded entirely by Spring Lane in the earlier portion of this series of transactions occurring during February 2023 and March 2023. As a further part of these transactions, the parties agreed that from Jan. 1, 2023 onwards, Soluna would bear only 14.6% of the costs relating to the construction and operation of the Dorothy Phase 1A Facility, compared to its 67.8% share until that time, including during the calendar year 2022. After Spring Lane Capital realizes an 18% Internal Rate of Return hurdle on its investments, the Company retains the right to 50% of the profits on Soluna DVSL ComputeCo. In connection with the Spring Lane transactions and agreements, Soluna DV Services, LLC. will be providing the operations and maintenance services to Soluna DVSL ComputeCo, LLC.  Soluna DV Services, LLC expects to receive a margin of 20% for services rendered.

Concurrently with the Sale, the Company, Spring Lane, Devco and the Project Company entered into (a) the Fourth Amended and Restated Limited Liability Company Agreement of the Project Company, dated as of March 10, 2023 (the “Fourth A&R LLCA”), an amendment and restatement of the Third Amended and Restated Limited Liability Company Agreement of the Project Company dated as of March 3, 2023, and (b) the Amended and Restated Contribution Agreement, dated as of March 10, 2023 (the “A&R Contribution Agreement”), an amendment and restatement of the Contribution Agreement dated as of August 5, 2022. The Fourth A&R LLCA provides for certain updates in respect of Spring Lane’s majority ownership. The A&R Contribution Agreement reflects updated pro rata member funding percentages as a result of the Sale as well as updated contribution caps for each of the Company and Spring Lane.

