Form 10-K/A
period 2022-12-31
Soluna Holdings, Inc
filed 2023-05-01
CIK 64463

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

As of April 26, 2023, the Registrant had 27,014,078 shares of common stock outstanding.

Audit Firm ID	Auditor Name	Auditor Location
1195	UHY LLP	Albany, New York

EXPLANATORY NOTE

Soluna Holdings, Inc. (“SHI,” the “Company,” “we,” “us,” or “our”) is filing this Amendment No. 1 (“Amendment”) to its Annual Report on Form 10-K to amend our Annual Report on Form 10-K for the year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023 (the “Original Form 10-K”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above-referenced items to be incorporated into an annual report on Form 10-K from a definitive proxy statement if such statement is filed no later than 120 days after the registrant’s fiscal year-end. We are filing this Amendment to provide the information required in Part III of Form 10-K because the Company will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the Original Form 10-K. Pursuant to SEC rules, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are filed as Exhibits 31.1 and 31.2 to this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. Additionally, we are not including the certificates required under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are included in this Amendment. This Amendment does not amend any other information set forth in the Original Form 10-K, and we have not updated disclosures included therein to reflect any subsequent events. This Amendment should be read in conjunction with the Original Form 10-K and with our filings with the SEC subsequent to the Original Form 10-K.

PART III

Item 10: Directors, Executive Officers and Corporate Governance

Information About Our Directors

Set forth below is certain information regarding the directors of the Company as of April 24, 2023.

Name	Age	Director Since
Current Directors with Terms Expiring in 2023 (who are also Nominees for Election for a Term Expiring at the 2026 Annual Meeting)
William Hazelip(1)(3)	44	2021
Thomas J. Marusak(1)(3)	72	2004
Michael Toporek	58	2016
Terms Expiring at the 2025 Annual Meeting
Matthew E. Lipman(4)	44	2016
David C. Michaels(2)(5)	67	2013
Terms Expiring at the 2024 Annual Meeting
Edward R. Hirshfield(2)(3)	51	2016
William P. Phelan(1)(2)(4)	66	2004
John Bottomley(4)	55	2021
John Belizaire	51	2021

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Nominating and Corporate Governance Committee.
(4)	Member of the Executive Committee.
(5)	Effective April 21,2023, Mr. Michaels began service as Chief Financial Officer of the Company and resigned from the Audit Committee.

William Hazelip has served as a member of the Board since February 2021. Since 2015, he has served as Vice President of National Grid PLC, a multinational electricity and gas utility company headquartered in London, England. He has also served as National Grid PLC’s President, Global Transmission (US) from 2017 to 2019 and President of Strategic Growth for National Grid Ventures since August 2019, developing new business opportunities in electric transmission, energy storage, and renewable energy. Prior to joining National Grid, PLC, he was the Managing Director, Business Development at Duke Energy Corporation and the President of Path 15 Transmission, LLC, an independent electric transmission company in California, where he led the acquisition for Duke Energy Corporation. Mr. Hazelip also has extensive experience serving on the board of directors of companies. He currently serves as member of the board of directors of Millennium Pipeline Corporation, a multi-billion dollar natural gas pipeline company, the Vice-Chairman of the board of directors of New York Transco, a growing electric transmission company, and a member of the board of directors representative of Community Offshore Wind, a clean energy joint venture of RWE AG and National Grid plc. Mr. Hazelip began his career as an Area Director for CWL Investments, LLC, a Michigan investor group that owns and operates restaurant franchises including Jimmy John’s Gourmet Sandwich Shops. Mr. Hazelip earned a Bachelor of Arts from Emory University, Atlanta, GA, and an International Master of Business Administration (IMBA) from the Darla Moore School of Business at the University of South Carolina. Mr. Hazelip is an accomplished leader in the energy industry, with deep experience in utility project development, financing, regulation, and operations, which the Board believes, particularly in light of the Company’s involvement with the renewable energy sector as it relates to their cryptocurrency mining subsidiary, qualifies him to serve as a director.

Thomas J. Marusak has served as a member of the Board since December 2004. Additionally, Mr. Marusak served as a member of the Board of Directors of our former subsidiary, MTI Instruments, since April 2011 and has served as a member of the Board of Directors of our subsidiary, SCI, since January 2020. Since 1986, Mr. Marusak has served as President of Comfortex Corporation, a manufacturer of window blinds and specialty shades. Mr. Marusak was a member of the Advisory Board of Directors for Key Bank of New York from 1996 through 2004 and served on the Board of Directors of the New York Energy Research and Development Authority from 1998 through 2006. In 2019, Mr. Marusak retired from the Board of Directors of the Capital District Physician’s Health Plan, Inc., in Albany, where he had served for the prior eight years and had participated as a member of the board’s Finance, Compensation, Audit, Investment, and Executive Committees. Additionally, Mr. Marusak has served as a Board member for the following entities in the course of his professional career: Center for Economic Growth (past Chair), Dynabil Corp. (Advisory Board), and the Albany Chamber of Commerce (Executive Board). Mr. Marusak received a B.S. in Engineering from Pennsylvania State University and an M.S. in Engineering from Stanford University. Mr. Marusak brings technical development, manufacturing experience, product development and introduction, financial accounting, and human resources expertise to the Board, as well as relevant experience in committee and board service, which the Board believes qualifies him to serve as a director.

Michael Toporek served as our Chief Executive Officer from November 2020 until May 1, 2023 when he stepped down from that position and was selected as Chairman of the Board as of that date. Mr. Toporek has served as a member of the Board since October 2016. Since 2003, Mr. Toporek has served as the Managing General Partner of Brookstone Partners, a lower middle market private equity firm based in New York and an affiliate of Brookstone XXIV. Prior to founding Brookstone Partners in 2003, Mr. Toporek was both an active principal investor and an investment banker. Mr. Toporek began his career in Chemical Bank’s Investment Banking Group, later joining Dillon, Read and Co., which became UBS Warburg Securities Ltd. during his tenure, and SG Cowen and Company. Mr. Toporek currently serves on the Board of Trustees of Harlem Academy and on the Board of Directors of Capstone Therapeutics Corp. Mr. Toporek has a B.A. in Economics and an M.B.A. from the University of Chicago in Finance/Accounting. Mr. Toporek brings strategic and financial expertise to the Board as a result of his experience with Brookstone Partners, which the Board believes qualifies him to serve as a director. As part of our sale of 3,750,000 shares of Common Stock to Brookstone XXIV in October 2016, Brookstone XXIV has two designated directors that sit on the Board; Mr. Toporek is one such director.

Matthew E. Lipman has served as a member of the Board since October 2016. Since 2004, Mr. Lipman has served as Managing Director of Brookstone Partners, a lower middle market private equity firm based in New York and an affiliate of Brookstone Partners Acquisition XXIV, LLC (“Brookstone XXIV”). Mr. Lipman’s responsibilities at Brookstone Partners include identifying and evaluating investment opportunities, performing transaction due diligence, managing the capital structure of portfolio companies, and working with management teams to implement operational and growth strategies. In addition, Mr. Lipman is responsible for executing add-on acquisitions and other portfolio company-related strategic projects. From July 2001 through June 2004, Mr. Lipman was an analyst in the mergers and acquisitions group at UBS Financial Services Inc., responsible for formulating and executing on complex merger, acquisition, and financing strategies for Fortune 500 companies in the industrial, consumer products, and healthcare sectors. Mr. Lipman currently serves on the Board of Directors of Denison Pharmaceuticals, LLC, Advanced Disaster Recovery Inc., Totalstone, LLC, Harmattan Energy Limited and Capstone Therapeutics Corp. Mr. Lipman has a B.S. in Business Administration from Babson College. Mr. Lipman brings 20 years of experience working with companies to establish growth strategies and execute acquisitions, is proficient in reading and understanding financial statements, generally accepted accounting principles, and internal controls as a direct result of his investment experience evaluating companies for potential investments and the management of financial reporting and capital structure for three portfolio companies, as well as relevant experience in serving on other boards of directors, which the Board believes qualifies him to serve as a director. As part of our sale of 3,750,000 shares of Common Stock to Brookstone XXIV in October 2016, Brookstone XXIV has two designated directors that sit on the Board; Mr. Lipman is one such director.

David C. Michaels has served as a member of the Board since August 2013, served as our Lead Independent Director from June 2016 until April 2023 and as our Chairman of the Board from January 2017 to January 2022. Mr. Michaels was selected as Interim Chief Financial Officer on April 24, 2023. Mr. Michaels served as the Chief Financial Officer of the American Institute for Economic Research, Inc., an internationally-recognized economics research and education organization, from October 2008 until his retirement in May 2018. Prior to that, Mr. Michaels served as Chief Financial Officer at Starfire Systems, Inc. from December 2006 to September 2008. Mr. Michaels worked at Albany International Corp. from March 1987 to December 2006 as Vice President, Treasury and Tax, and Chief Risk Officer. Mr. Michaels also worked at Veeco Instruments from May 1979 to March 1987 in various roles including Controller and Tax Manager. Mr. Michaels is the Chairman of the Board of Directors and Chair of the Audit Committee of Iverson Genetic Diagnostics, Inc. Mr. Michaels also serves as a member of the Board of Governors and Treasurer of the Country Club of Troy. Mr. Michaels has a Bachelor of Science degree with dual majors in Accounting and Finance and a minor in Economics from the University at Albany and completed graduate-level coursework at the C.W. Post campus of Long Island University. Mr. Michaels also completed the Leadership Institute Program at the Lally School of Management & Technology at Rensselaer Polytechnic Institute. Mr. Michaels contributes more than 30 years of international financial and operating experience in a wide variety of roles in both public and private organizations to the Board, which the Board believes qualifies him to serve as a director. Effective April 21, 2023, Mr. Michaels will serve as Interim Chief Financial Officer of the Company.

Edward R. Hirshfield has served as a member of the Board since October 2016. He served as a director of our former subsidiary, MTI Instruments, Inc. (“MTI Instruments”), from October 2016 until its sale in April 2022 and of our subsidiary, Soluna Computing, Inc., formerly known as EcoChain, Inc. (“SCI”), since its incorporation in January 2020. Since 2018, Mr. Hirshfield has served as Managing Director in the restructuring group at B. Riley FBR, Inc., a leading financial services provider, where he advises stressed and distressed companies and their constituencies. From 2015 until 2018, Mr. Hirshfield served as a partner at Steppingstone Group, LLC, a special situations private equity fund located in New York. Mr. Hirshfield’s responsibilities in this role included business development activities, conducting extensive credit analysis on target companies, as well as portfolio management. Mr. Hirshfield began his career as a loan officer at CIT Group Inc. and then became a restructuring advisor at a boutique investment bank, CDG Group. In 2003, Mr. Hirshfield moved over to the buy side and joined Longacre Fund Management, LLC, a $2.5 billion distressed debt fund. Mr. Hirshfield continued as a distressed investor at Del Mar Asset Management, LP, Ramius LLC, and most recently Apple Ridge Advisors LLC from 2010 through 2015. Mr. Hirshfield has a B.S. in Applied Mathematics from Union College and an M.B.A. from Fordham University Graduate School of Business. Mr. Hirshfield brings over 20 years of experience understanding and analyzing public and private companies. He has an expertise in providing operational and investment recommendations as well as providing extensive valuation and credit analysis, which the Board believes qualifies him to serve as a director.

William P. Phelan has served as our Chairman of the Board since January 2022 and as a member of the Board since December 2004. He also served as interim Chief Executive Officer and President of SCI from March 2020 to November 2020, and as interim Vice President of SCI from November 2020 to March 2021. Mr. Phelan is the co-founder and Chief Executive Officer of Bright Hub, Inc., a software company founded in 2005 that focuses on the development of online software for commerce. In May 1999, Mr. Phelan founded OneMade, Inc., an electronic commerce marketplace technology systems and tools provider. Mr. Phelan served as Chief Executive Officer of OneMade, Inc. from May 1999 to May 2004, including for a year after it was sold to, and remained a subsidiary of, America Online. Mr. Phelan serves on the Board of Trustees and is a Finance Committee member, an Executive Committee Member, an Investment Committee Chair and a Compensation Committee Chair for Capital District Physician’s Health Plan, Inc. Mr. Phelan also serves on the Board of Trustees and Chairman of the Audit Committee of the Paradigm Mutual Fund Family. He has also held numerous executive positions at Fleet Equity Partners, Cowen & Company, First Albany Corporation, and UHY Advisors, Inc., formerly Urbach Kahn & Werlin, PC. Mr. Phelan has a B.A. in Accounting and Finance from Siena College and an M.S. in Taxation from City College of New York, and is a Certified Public Accountant. Mr. Phelan contributes leadership, capital markets experience, and strategic insight as well as innovation in technology to the Board, which the Board believes qualifies him to serve as a director.

John Bottomley has served as a member of the Board since October 2021. Mr. Bottomley served on the Executive Committee of SCI since January 2021 prior to our acquisition of Soluna Callisto Holdings Inc., formerly known as Soluna Computing, Inc. (“Soluna Callisto”). Mr. Bottomley is the co-founder, Partner and has been Chief Development Officer of v-ridium Europe, since June 2020. Mr. Bottomley has also served as a Deputy Strategy Director at Blockchain Climate Institute, a London-based think tank, since July 2021. From August 2017 to March 2020, Mr. Bottomley served as the SVP, Global Development at Vestas Wind Systems, a market leader in the wind industry. Mr. Bottomley served various leadership roles at GE Capital EFS, from September 2014 to May 2017. He also held numerous executive positions at The AES Corporation, Verde Ventures Ltd and Enron Europe Ltd. Additionally, Mr. Bottomley served various international joint venture boards, including the boards of directors of Vestas-WEB development JV (Italy, Germany and France) from 2018 to 2020, Vestas-WKN joint venture (Poland) from 2018 to 2019, Vestas-GEO joint venture (Poland) from 2018 to 2020 Vestas EMP Holdings (Ireland, Iceland, Uganda and Ghana) from 2018 to 2020, Sowitech, a German based international renewable energy development from 2019 and 2020, GE-Advanced Power JV (U.S.) from 2015 to 2016, GE-Maintream JV (Vietnam) from 2015 to 2016, AES-Innovent (France) from 2009 to 2012, AES-WEL (UK) from 2008 to 2012, and Enron-OPET (Turkey) from 2000 to 2001. Mr. Bottomley has a B.S. in Computer Engineering from Clemson University and an MBA in Finance and International Business from NYU Stern School of Business, and is a Chartered Financial Analyst.

John Belizaire has served as a member of the Board and as Chief Executive Officer of SCI since October 2021 and began service as the Chief Executive Officer of the Company on May 1, 2023. Additionally, Mr. Belizaire served as the Chief Executive Officer of Soluna Callisto from June 2018 until our acquisition of Soluna Callisto in October 2021. He also serves as an Operating Advisor of Pilot Growth Equity, a technology growth equity firm, since October 2020. In addition, Mr. Belizaire serves on the Board of Directors of Center for American Entrepreneurship, since May 2020, and the Board of Directors at BanQu Inc, since June 2018. Mr. Belizaire served as the Managing Partner of NextStage LLC, a venture capital firm, from 2002 to 2016. Since June 2006, Mr. Belizaire was the Co-Founder and Chief Executive Officer of FirstBest Systems, which was acquired by Guidewire Software in September 2016, where he served as a Senior Industry Advisor until May 2017. Since January 1997, Mr. Belizaire was the Co-Founder, President and Chief Executive Officer of TheoryCenter, Inc., which was acquired by BEA Systems, Inc. in November 1999, where he served as a Senior Director, Business Development and Strategic Planning until April 2002. Mr. Belizaire has a B.S. in Computer Science and a Master of Engineering in Computer Science from Cornell University. Mr. Belizaire also attended the Executive Development Program at The Wharton School from 2001 to 2002.

There are no family relationships among any of our directors or executive officers.

Board Diversity Matrix (As of April 24, 2023)
Total Number of Directors	9

	Female	Male	Non-Binary	Did Not Disclose Gender

Directors		9
Number of Directors who identify in any of the Categories Below:
African American or Black		1
Alaskan Native or Native American
Asian
Hispanic or Latinx
Native Hawaiian or Pacific Islander
White		8
Two or More Races or Ethnicities
LGBTQ+
Did not Disclose Demographic Background

BOARD OF DIRECTORS MEETINGS AND COMMITTEES

The Board held six official meetings during 2022. All directors attended at least 80% of all meetings of the Board and any Committee of which they were a member during 2022. The Board has no formal policy regarding attendance at our annual meeting of stockholders; directors are, however, encouraged, but not required, to attend any meetings of our stockholders. All directors, at the time of the meeting, virtually attended the 2022 annual meeting of stockholders. Also, beginning on September 2, 2022, the Board of Directors were holding weekly update calls through the end of December 31, 2022.

The Board has an Audit Committee, a Nominating and Corporate Governance Committee, a Compensation Committee, and an Executive Committee.

Audit Committee

The Audit Committee meets on a regular basis, at least quarterly and more frequently as necessary. The Audit Committee’s primary function is to assist the Board in fulfilling its oversight responsibilities by reviewing the financial information to be provided to the stockholders and others, the system of internal controls which management has established and the audit and financial reporting process. The Audit Committee as of the date of this report consists of Messrs. Hirshfield, Phelan, Marusak (Chair) and Bottomley. The Board has determined that each member of the Audit Committee is independent, as defined under  the applicable rules and listing standards of Nasdaq and SEC rules and regulations. In addition, the Board has determined that Mr. Phelan qualifies as an “audit committee financial expert” as defined in the rules and regulations of the SEC. Mr. Phelan’s designation by the Board as an “audit committee financial expert” is not intended to be a representation that he is an expert for any purpose as a result of such designation, nor is it intended to impose on him any duties, obligations, or liability greater than the duties, obligations, or liability imposed on him as a member of the Audit Committee and the Board in the absence of such designation.

The Audit Committee met four times during 2022. The responsibilities of the Audit Committee are set forth in the charter of the Audit Committee, which was adopted by the Board and is published on our website at https://www. solunacomputing.com/investors/governance/. The Committee, among other matters, is responsible for the annual appointment of, and for compensating, retaining, overseeing and, where appropriate, replacing, the independent registered public accounting firm as the Company’s auditors, reviews the arrangements for and the results of the auditors’ examination of our books and records, and assists the Board in its oversight of the reliability and integrity of the Company’s accounting policies, financial statements and financial reporting, and disclosure practices, including its system of internal controls, and the establishment and maintenance of processes to assure compliance with all relevant laws, regulations, and company policies. The Audit Committee also reviews the adequacy of charter of the Audit Committee and recommends changes to the Board that it considers necessary or appropriate.

Nominating and Corporate Governance Committee

The Board has adopted a Nominating and Corporate Governance Committee charter, which is published on our website at https://www.solunacomputing.com/investors/governance/. The Nominating and Corporate Governance Committee consists of Messrs.. Hirshfield (Chairman), Hazelip and Marusak. The Board has determined that each member of the Nominating and Corporate Governance Committee is independent, as defined under the applicable rules and listing standards of Nasdaq.

The Nominating and Corporate Governance Committee met once during 2022. The role of the Nominating and Corporate Governance Committee is to assist the Board by: 1) reviewing, identifying, evaluating, and recommending the nomination of Board members; 2) selecting and recommending director candidates to the Board; 3) developing and recommending governance policies of the Company to the Board; 4) addressing governance matters; 5) making recommendations to the Board regarding Board size, composition, and criteria; 6) making recommendations to the Board regarding existing Committees and report on the performance and effectiveness of the Committees to the Board;

7) periodically evaluating the performance of the Board; and 8) assisting the Board with other assigned tasks as needed.

In appraising potential director candidates, the Nominating and Corporate Governance Committee focuses on desired characteristics and qualifications of candidates, and although there are no stated minimum requirements or qualifications, preferred characteristics include business savvy and experience, concern for the best interests of our stockholders, proven success in the application of skills relating to our areas of business activities, adequate availability to participate actively in the Board’s affairs, high levels of integrity, and sensitivity to current business and corporate governance trends and legal requirements, and that candidates, when warranted, meet applicable director independence standards. The Nominating and Corporate Governance Committee has adopted a formal policy for the consideration of director candidates recommended by stockholders. Individuals recommended by stockholders are evaluated in the same manner as other potential candidates. A stockholder wishing to submit such a recommendation should forward it in writing to our Secretary at 325 Washington Avenue Extension, Albany, New York 12205. The mailing envelope should include a clear notation that the enclosure is a “Director Nominee Recommendation.” The recommending party should be identified as a stockholder and should provide a brief summary of the recommended candidate’s qualifications, taking into account the desired characteristics and qualifications considered for potential Board members mentioned above.

Compensation Committee

The Board has adopted a Compensation Committee charter, which is published on our website at https://www. solunacomputing.com/investors/governance/. The Compensation Committee as of the date of this report consists of Messrs. Phelan (Chairman), Hazelip, and Bottomley. The Board has determined that each member of the Compensation Committee is independent, as defined under the applicable rules and listing standards of Nasdaq and SEC rules and regulations.

The Compensation Committee met five times during 2022. The Compensation Committee is charged with ensuring that the Company’s compensation programs are aligned with Company goals and are adequately designed to attract, motivate, and retain executives and key employees. The role of the Compensation Committee is to assist the Board by:

1) regarding the overall compensation programs, philosophy, and practices of the Company, particularly as it relates to its executive officers, key employees, and directors; 2) reviewing and evaluating Company objectives and goals regarding our Chief Executive Officer’s compensation; 3) determining the compensation program for members of the Board; 4) developing and overseeing the Chief Executive Officer’s process for evaluating the performance objectives and compensation of executive officers; 5) administering the Company’s equity compensation plans; 6) determining succession planning and management development for the Chief Executive Officer and other executive officers; and 7) assisting the Board with other assigned tasks as needed.

In fulfilling its responsibilities, the Compensation Committee may delegate any or all of its responsibilities to a subcommittee of the Compensation Committee and, to the extent not expressly reserved to the Compensation Committee by the Board or by applicable law, rule, or regulation, to any other committee of directors appointed by it.

The Compensation Committee has the sole authority to retain and terminate any compensation consultant, outside counsel, or other advisers as it deems appropriate to perform its duties and responsibilities, including the authority to approve the fees payable to such counsel or advisers and any other terms of retention. The Compensation Committee did not engage any such consultants, counsel, or advisers during 2021.

The Compensation Committee administers our executive compensation programs. This Committee is responsible for establishing the policies that govern base salaries, as well as short- and long-term incentives, for executives and senior management. The Committee considers recommendations made by our Chief Executive Officer and certain other executives when reaching its compensation decisions, including with respect to executive and director compensation. The Committee has approval authority regarding the compensation of the Company’s Chief Executive Officer, as well as the Company’s other executive officers after the review of the Chief Executive Officer’s recommendation and the results of such officer’s performance review.

Executive Committee

The Board formed an Executive Committee in January 2022 and adopted an Executive Committee charter, which is published on our website at https://www.solunacomputing.com/investors/governance/. The Executive Committee as of the date of this report consists of Messrs. Phelan (Chairman), Bottomley, Lipman, and Toporek. The Board has determined that each of Mr. Phelan and Mr. Bottomley are independent, as defined under the applicable rules and listing standards of Nasdaq.

The Executive Committee met approximately twice per month during 2022. The purpose of the Executive Committee is to represent and assist the Board in its review and approval of certain transactions and other matters requiring Board consideration, and to take action, where necessary, appropriate and authorized by the Board during intervals between regular and special meetings of the Board. The Executive Committee has authority to: 1) monitor the management’s performance against the approved budget of record; 2) authorize mining equipment purchase transactions; 3) authorize the price at which equity securities of the Company are sold; 4) authorize the payment of dividends to holders of preferred stock of the Company; and 5) identify and assess business risks and develop and propose recommendations to management and the Board to minimize such risks. Notwithstanding anything in the foregoing, the Executive Committee is not authorized to 1) take any action that requires an adoption by an independent majority of the Board; 2) complete any transaction that would have a material effect on the Company’s financial statements; or 3) complete any transaction that qualifies as a related party transaction.

The Board’s Role in Risk Oversight

The Board executes its oversight responsibility for risk management directly and through its Committees, as follows:

●	The Audit Committee has primary responsibility for overseeing the integrity of the Company’s financial reporting risk by reviewing: (i) the Company’s disclosure controls and procedures; (ii) any significant deficiencies in the design or operation of internal controls; (iii) any fraud material or otherwise; (iv) the use of judgments in management’s preparation of the financial statements; and (v) through consultation with Company’s independent registered public accounting firm on the above items. The Board is kept abreast of the Committee’s risk oversight and other activities via reports of the Committee Chairman to the full Board.

●	The Compensation Committee oversees the risks associated with our compensation policies and practices, with respect to both executive compensation and compensation generally. The Board is kept abreast of the Committee’s risk oversight and other activities via reports of the Committee Chairman to the full Board.

●	The Executive Committee is responsible for identifying and assessing business risks and proposing recommendations to management and the full Board. The Board is kept abreast of the Committee’s risk oversight and other activities via reports of the Committee Chairman to the full Board.

●	The Board considers specific risk topics, including risks associated with our strategic plan, our capital structure, and our development activities. In addition, the Board receives detailed regular reports from the heads of our principal business and corporate functions that include discussions of the risks and exposures involved in their respective areas of responsibility. These reports are provided in connection with every regular Board meeting and are discussed, as necessary, at Board meetings. Further, the Board is routinely informed of developments at the Company that could affect our risk profile or other aspects of our business.

We do not believe that the Board’s role in risk oversight has any impact on its leadership structure, as discussed below.

Executive Sessions of Directors

Executive sessions, or meetings of outside (non-management) directors without management present, are held periodically throughout the year. At these executive sessions, the outside directors review, among other things, the criteria upon which the performance of the Chief Executive Officer and other executive officers is based, the performance of the Chief Executive Officer against such criteria, and the compensation of the Chief Executive Officer and other executive officers. Meetings are held from time to time with the Chief Executive Officer to discuss relevant subjects.

Board Leadership Structure

The Board recognizes that one of its key responsibilities is to evaluate and determine its optimal leadership structure so as to provide independent oversight of management. The Board understands that there is no single, generally accepted approach to providing Board leadership and that given the dynamic and competitive environment in which we operate, the right Board leadership structure may vary as circumstances warrant. As of the date of this report, Michael Toporek will serve as Executive Chairman of the Board and William Phelan will serve as our Lead Independent Director. The Board recognizes that it is important to determine an optimal board leadership structure to ensure the independent oversight of management as the Company continues to grow. Michael Toporek had served as our Chief Executive Officer since October 2020, and effective May 1, 2023, John Belizaire began service as Chief Executive Officer and Michael Toporek serves as Executive Chairman. The Chief Executive Officer is responsible for setting the strategic direction for the Company and the day-to-day leadership and performance of the Company, while the Chairman of the Board provides guidance to the Chief Executive Officer and presides over meetings of the full Board and the Lead Independent Director coordinates the activities of the other independent directors and performs such other duties and responsibilities as the Board may determine. We believe that this separation of responsibilities also provides a balanced approach to managing the Board and overseeing the Company.

In considering its leadership structure, the Board has taken a number of factors into account. The Board, which consists of directors who are highly qualified and experienced, eight of whom are independent directors, exercises a strong, independent oversight function. This oversight function is enhanced by the fact that the Board’s three of the four standing committees – the Audit Committee, the Nominating and Corporate Governance Committee and the Compensation Committee – are comprised solely of independent directors and the Executive Committee, is comprised of a majority of independent directors.

Board Membership

To fulfill its responsibility to recruit and recommend to the full Board nominees for election as directors, the Nominating and Corporate Governance Committee reviews the size and composition of the Board to determine the qualifications and areas of expertise needed to further enhance the composition of the Board and works with management in attracting candidates with those qualifications. The goal of the Nominating and Corporate Governance Committee, and the Board as a whole, is to achieve a Board that, as a whole, provides effective oversight of the management and business of the Company, through the appropriate diversity of experience, expertise, skills, specialized knowledge, and other qualifications and attributes of the individual directors. Important criteria for Board membership include the following:

●	Members of the Board should be individuals of high integrity and independence, substantial accomplishments, and have prior or current associations with institutions noted for their excellence.

●	Members of the Board should have demonstrated leadership ability, with broad experience, diverse perspectives, and the ability to exercise sound business judgment.

●	The background and experience of members of the Board should be in areas important to the operations of the Company such as business, education, finance, government, law, science, blockchain, energy, and cryptocurrency.

●	The composition of the Board should reflect the benefits of diversity as to gender, ethnic background, and experience.

The satisfaction of these criteria is implemented and assessed through ongoing consideration of directors and nominees by the Nominating and Corporate Governance Committee and the Board. Based upon these activities and its review of the current composition of the Board, the Committee and the Board believe that most of these criteria have been satisfied, and is actively pursuing the addition of at least one additional director that would help the Board in meeting the diversity goals noted above.

In addition, in accordance with the Nominating and Corporate Governance Committee Charter, the Committee considers the number of boards of directors of other public companies on which a candidate serves. Moreover, directors are expected to act ethically at all times and adhere to the Company’s Code of Conduct and Ethics.

The Nominating and Corporate Governance Committee and the Board believe that each of the nominees for election at the Annual Meeting brings a strong and unique set of attributes, experiences, and skills and provides the Board as a whole with an optimal balance of experience, leadership, competencies, qualifications, and skills in areas of importance to the Company.

REPORT OF THE AUDIT COMMITTEE

In accordance with the Committee’s charter, as published on the Company’s website at https://www. solunacomputing.com/investors/governance, management has the primary responsibility for the Company’s financial statements and the financial reporting process, including maintaining an adequate system of internal control over financial reporting. The Company’s independent registered public accounting firm reports directly to the Audit Committee and is responsible for performing an independent audit of the Company’s consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board. The Audit Committee, among other matters, is responsible for appointing the Company’s independent registered public accounting firm, evaluating such independent registered public accounting firm’s qualifications, independence, and performance, determining the compensation for such independent registered public accounting firm, and pre-approval of all audit and non-audit services provided to the Company. Additionally, the Audit Committee is responsible for oversight of the Company’s accounting and financial reporting processes and audits of the Company’s financial statements, including the work of the independent registered public accounting firm. The Audit Committee reports to the Board with regard to:

●	the scope of the annual audit;
●	fees to be paid to the independent registered public accounting firm:
●	the performance of the independent registered public accounting firm;
●	compliance with accounting and financial policies and financial statement presentation; and
●	the procedures and policies relative to the adequacy of internal accounting controls.

The Audit Committee reviewed and discussed with Company management and UHY LLP (“UHY”), the Company’s independent registered accounting firm during 2022, the Company’s 2022 annual consolidated financial statements, including management’s assessment of the effectiveness of the Company’s internal control over financial reporting. The Company’s management has represented to the Audit Committee that the Company’s consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America.

The Audit Committee has discussed with UHY the matters required to be discussed by the applicable requirements of the Public Company Accounting Oversight Board and the SEC, which includes, among other items, matters related to the conduct of the audit of the annual consolidated financial statements. The Audit Committee has also discussed the critical accounting policies used in the preparation of the Company’s annual consolidated financial statements, alternative treatments of financial information within generally accepted accounting principles that UHY discussed with management, the ramifications of using such alternative treatments, and other written communications between UHY and management.

The Audit Committee has received from UHY the written disclosures and the letter from the independent accountant required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the Audit Committee concerning independence, and has discussed with UHY their independence. The Audit Committee has also concluded that UHY’s performance of non-audit services is compatible with UHY’s independence.

The Audit Committee also discussed with UHY the overall scope and plans for its audit and has met with UHY, with and without management present, to discuss the results of its audit and the overall quality of the Company’s financial reporting. The Audit Committee also discussed with UHY whether there were any audit problems or difficulties, and management’s response.

Based on the reviews and discussions referred to above, the Audit Committee recommended to the Board, and the Board has approved, that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, for filing with the SEC. This report is provided by the following directors, who constitute the Committee.

Audit Committee:

Mr. David C. Michaels (Chairman)*

Mr. Edward R. Hirshfield

Mr. William P. Phelan

Mr. Thomas Marusak

Mr. John Bottomley

* At the time of the issuance of the Company’s Annual Report on Form 10K filed on March 31, 2023, Mr. Michaels was Chairman of the Audit Committee. On April 24, 2022 he resigned from the Audit Committee to assume the role of Interim Chief Financial Officer. Mr. Marusak has as of the date of this report, assumed the role of Chairman of the Audit Committee.

Executive Officers Who Are Not Directors

Jessica L. Thomas, age 49, joined the Company as our Chief Financial Officer in July 2020 through July 2022 and currently serves as the Company’s Chief Accounting Officer beginning in August 2022. Ms. Thomas supervises the Company’s financial reporting, treasury, human resources, and risk management. Prior to her employment with the Company, Ms. Thomas served as Director of Optimization for Pregis, LLC, a provider of protective packaging materials, from 2014 through July 2020, where she was responsible for operations, system, and financial optimization. From 2009 through 2014, Ms. Thomas worked at Plasan NA as Manager of Budget & Control and Financial Planning & Analysis and was also responsible for compliance with government contracting, including monitoring compliance with Defense Contract Audit Agency and Federal Acquisition Regulations. From 2007 to 2009, Ms. Thomas was a Senior Staff Auditor at Cruden & Company, CPA’s PLLC. Ms. Thomas has also held positions in the banking industry as an officer at Key Bank and a Bank Branch Manager at M&T Bank. Ms. Thomas received a bachelor’s degree in Business Administration and Accounting from Siena College and an M.B.A. in Finance & International Finance from Northeastern University. Ms. Thomas obtained her Certified Public Accountant license in May 2009, has been a member of the American Institute of Certified Public Accountants (AICPA) since 2005, and holds the Chartered Global Management Accountant (CGMA) designation.

Mary O’Reilly, age 46, joined the Company as our Chief People Officer in September 2021. Ms. O’Reilly oversees the operations and initiatives that affect employee experience and company culture. Ms. O’Reilly has a long tenure as a Human Resource executive in various tech startups and large public organizations such as Viacom, Inc., CBS Corp., Alloy Media & Marketing. She has experience in organization design, employment law, risk management, benefits and payroll management, conflict resolution and employee relations. Over the past several years, Ms. O’Reilly worked as VP of Human Resources for Viacom, Inc. from June 2017 to December 2020, Farm Sanctuary as Chief Operating Officer from January 2020 to December 2020, and Founder of SHINE People from 2008 through 2021.

Our executive officers are elected or appointed by the Board and hold their respective offices until their respective successors are elected and qualified or until their earlier resignation or removal.

Delinquent Section 16(A) Reports

Section 16(a) of the Exchange Act, requires our directors, our executive officers, and persons who beneficially own of more than 10% of the Common Stock to file with the SEC initial reports of ownership of the Common Stock and other equity securities on a Form 3 and report of changes in such ownership on a Form 4 or Form 5. Officers, directors, and 10% stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, based solely on a review of all Forms 3, 4, and 5 and amendments thereto furnished to us during the most recent fiscal year and written representations by the persons required to file such reports, all filing requirements of Section 16(a) were satisfied with respect to our most recent fiscal year except as follows: one Form 4 were filed late by each Mr. Michaels, Mr. Hirshfield, Mr. Marusak, Mr. Bottomley, Mr. Phelan, Mr. Lipman, and Mr. Hazelip.

Code of Conduct and Ethics

Code of Conduct and Ethics for employees, officers and directors. A copy of the Code of Conduct and Ethics is available on our website at https://www.solunacomputing.com/investors/governance.

Item 11: Executive Compensation

Compensation Philosophy

The primary objectives of our compensation policies are to attract, retain, motivate, develop, and reward our management team for executing our strategic business plan, thereby enhancing stockholder value, while recognizing and rewarding individual and Company performance. These compensation policies include: (i) an overall management compensation program that is competitive with companies of similar size or within our industries and (ii) long-term incentive compensation in the form of stock-based compensation that is aimed towards encouraging management to continue to focus on stockholder returns. Our executive compensation program ties a substantial portion of our executives’ overall compensation to key strategic, financial, and operational goals, including: establishing and maintaining customer relationships; signing original equipment manufacturer agreements; meeting revenue targets and profit and expense targets; introducing new products; progressing products towards manufacturing; and improving operational efficiency.

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

Summary of Cash and Other Compensation

The following table sets forth the total compensation awarded to, earned by, or paid to, for services rendered in all capacities to the Company during the fiscal years ended December 31, 2022 and December 31, 2021, our “named executive officers,” as defined in SEC rules.

Summary Compensation Table

Name and Principal		Salary	Bonus	Stock Awards		Option Awards		Non-Equity Incentive Plan Compensation	Nonqualified deferred compensation earnings	All Other Compensation	Total
Position	Year	($)	($)	($)(1)		($)(1)		($)	($)	($)	($)

Michael Toporek	2022	313,846									313,846
Chief Executive Officer	2021	240,423	125,000			3,420,000	(2)				3,785,423

John Belizaire	2022	350,000									350,000
Chief Executive Officer of Soluna Computing Inc.	2021	47,115	29,167	1,057,583	(5)						1,133,865

Jessica L. Thomas	2022	250,000		11,200	(4)						261,200
Chief Accounting Officer and Former Chief Financial Officer	2021	233,482	50,000	347,250	(3)						630,732

Philip Patman, Jr.	2022	121,154		129,659	(6)						250,813
Chief Financial Officer (6)

Mary O’Reilly	2022	285,000		13,440	(7)	—		—	—	—	298,440
Chief People Officer	2021	65,769	15,346	180,784	(8)			—	—	—	261,899

(1)	Amounts shown are the compensation cost for the award recognized by us for financial reporting purposes pursuant to Financial Accounting Standards Board Accounting Standards Codification Topic 718, “Compensation—Stock Compensation” (“ASC 718”). Please see Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 for details on assumptions used to determine grant date fair value of the awards.
(2)	Mr. Toporek was granted 500,000 stock options with an exercise price of $6.84 per share. The stock options vest in equal installments on the first, second and third anniversaries of May 13, 2021, so long as Mr. Toporek remains in the service of the Company on each such anniversary and expire five years after each applicable vesting date.
(3)	Ms. Thomas was granted 25,000 restricted stock units on November 23, 2021.
(4)	Ms. Thomas was granted 10,000 restricted stock units on November 1, 2022
(5)	Mr. Belizaire was granted 84,171 restricted stock awards and 3,026 restricted stock units on November 1, 2021.
(6)	Mr. Patman, Jr. was hired as Chief Financial Officer effective August 16, 2022. Mr. Patman, Jr. was granted 38,820 of restricted stock units on August 25, 2022. Mr. Patman, Jr. resigned on April 21, 2023, however his restricted stock units were approved from the Compensation Committee for acceleration prior to original vesting date.
(7)	Ms. O’Reilly was granted 12,000 restricted stock units on November 1, 2022.
(8)	Ms. O’Reilly was granted 14,782 restricted stock units on November 1, 2021.

Base Salary and Cash Incentives of our Chief Executive Officer and Chief Financial Officer

As further described below, pursuant to his employment agreement with the Company, Mr. Toporek is entitled to receive an annual base salary of $300,000 or such higher figure as may be agreed upon from time to time by the Board. Mr. Toporek is also eligible to receive an annual bonus in accordance with our executive bonus program, which is established annually by the Board at its sole discretion, and, at our sole discretion, an additional, discretionary bonus in connection with his annual evaluation by the Board. Mr. Toporek is also eligible to receive options to purchase shares of Common Stock or other equity awards under our equity incentive plans in such amounts as determined by the Board, and is entitled to such employee benefits, if any, as are generally provided to our full-time employees.

In May 2021, the Compensation Committee approved a cash bonus in an aggregate amount of up to $100,000 based on the satisfaction of certain financial goals to be proposed by Mr. Toporek and approved by the Compensation Committee. Further, the Compensation Committee approved a one-time grant of stock options to purchase 500,000 shares of Common Stock. The stock options vest in equal installments on the first, second and third anniversaries of May 13, 2021, so long as Mr. Toporek remains in the service of the Company on each anniversary. The stock options expire five years after each applicable vesting date.

On June 9, 2021, the Compensation Committee approved an increase in the base compensation payable to Ms. Thomas from $159,650 to $200,000 per year, in her role as Chief Financial Officer in fiscal year 2021. On September 20, 2021, the Compensation Committee approved an increase in the base compensation payable to Ms. Thomas from $200,000 to $250,000 per year in her role as Chief Financial Officer. Ms. Thomas’s base salary did not change when she resigned as Chief Financial Officer in August 2022 and became the Company’s Chief Accounting Officer.

In addition to base salary compensation, we consider short-term cash incentives to be an important tool in motivating and rewarding near-term performance against established short-term goals. We do not utilize a specific formula, but executive management is eligible for cash awards contingent upon achievement of individual, financial, or Company-wide performance criteria. The criteria are established to ensure that a reasonable portion of an executive’s total annual compensation is performance-based.

We believe that the higher an executive’s level of responsibility, the greater the portion of that executive’s total earnings potential should be tied to the achievement of critical technological, operational, and financial goals. We believe that this strategy places the desired proportionate level of risk and reward on performance by the executive officers.

While performance targets are established at levels that are intended to be achievable, we believe that we have structured these incentives so that maximum bonus payouts would require a substantial level of both individual and Company performance.

Employment Agreements

Michael Toporek

In connection with the employment of Michael Toporek as our Chief Executive Officer, effective as of January 14, 2022, the Company entered into an employment agreement with Michael Toporek (the “Toporek Employment Agreement”), which was approved by the Compensation Committee.

Pursuant to the Toporek Employment Agreement, Mr. Toporek agreed to continue to serve as our Chief Executive Officer for an initial term of three years, to be extended automatically for successive one-year periods, in consideration for an annual cash salary of $300,000, which will be subject to annual review by the Board or the Compensation Committee and may be increased from time to time by the Board or the Compensation Committee (“Toporek Base Salary”). The Toporek Employment Agreement provides for (i) annual performance bonuses based on attainment of one or more individual or business performance goals proposed by Mr. Toporek and approved by the Compensation Committee in its sole discretion (the “Annual Performance Bonus” and such target Annual Performance Bonus for a given calendar year, the “Target Performance Bonus”); (ii) a one-time option previously granted by the Compensation Committee on May 13, 2021, to purchase 500,000 shares of the Common Stock at a per -share exercise price equal to $6.84 per share, subject to vesting over a three-year period after the grant date and all of the other terms and conditions of the 2021 Plan and an individual award agreement entered into between the Company and Mr. Toporek; (iii) future outperformance awards upon attainment of each Market Capitalization Growth Target (as defined in the Toporek Employment Agreement) which will be fully vested upon grant and delivered subject to certain conditions as set forth in the Toporek Employment Agreement; and (iv) eligibility for employee benefit plans in effect until Mr. Toporek’s employment with the Company is terminated.

Pursuant to the Toporek Employment Agreement, if Mr. Toporek is terminated for any reason other than termination without cause or resignation for good reason, he is entitled to receive (i) a lump sum payment in the amount equal to the sum of Mr. Toporek’s earned but unpaid Toporek Base Salary through the date of termination, (ii) his earned but unpaid Annual Performance Bonus for the calendar year preceding the date of termination, (iii) his accrued but unused vacation days as of the date of termination, (iv) reimbursement for any unreimbursed business expenses incurred through the date of termination, and (v) any other benefits or rights Mr. Toporek will have accrued or earned through his date of termination under the terms of any employee benefit plan. Additionally, if Mr. Toporek is terminated without cause or he resigns for good reason, subject to satisfaction of certain release conditions, he will also be entitled to coverage under any health insurance plan covering Mr. Toporek for 12 months after the termination of his employment, one year of his then-current Toporek Base Salary and the Target Performance Bonus for the calendar year containing the date of termination, both paid in a single lump sum in cash on the first regular Company payroll date next following the 60th calendar day following the date of termination.

Effective May 1, 2023, Mr. Toporek stepped down from the role of Chief Executive Officer and assumed the role of Executive Chairman of the Board.

Consulting Agreement

Effective as of April 24, 2023, the Company entered into a consulting agreement with David Michaels, a director of the Company, to serve as interim chief financial officer. The agreement provides for a four month term providing for consulting fees of $25,000 per month.

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

We generally base our criteria for performance-based equity awards on one or more of the following long-term measurements:

●	procurement and maintenance of original equipment manufacturer alliance/strategic agreements;
●	manufacturing readiness;
●	financing targets;
●	gross revenue and profit goals;
●	operating expense improvements; and
●	product launches, new product introductions, or improvements to existing products or product-intent prototypes.

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

Outstanding Equity Awards at Fiscal Year End

The following table provides information as to equity awards granted by the Company and held by Michael Toporek, John Belizaire, Jessica Thomas, Philip Patman, Jr., and Mary O’Reilly outstanding as of December 31, 2022.

	Option Awards							Stock Awards
Name	Option Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested (#)	Equity incentive plan awards: # of unearned shares, units or other rights that have not vested (#)		Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have noted vested ($)
Michael Toporek	12/12/2018	7,500		—		0.90	12/12/2028	—	—	—		—
	05/13/2021	166,667	(1)	333,333	(1)		05/13/2027	—	—	—		—

Jessica L. Thomas	07/01/2020	—		12,500		0.70	07/01/2030	—	—	30,731		273,493

John Belizaire	—	—		—		—	—	—	—	53,776		657,680

Philip Patman, Jr. (2)	—	—		—		—	—	—	—	38,820	(2)	129,659

Mary O’Reilly	—	—		—		—	—	—	—	20,937		122,740

(1)

The stock options are scheduled to vest in equal installments on the first, second and third anniversaries of May 13, 2021, so long as Mr. Toporek remains in the service of the Company on each such anniversary.

(2)	Mr. Patman, Jr. resigned from the Company effective, April 21, 2023, however, his restricted stock units were approved by the Compensation Committee for acceleration prior to the original vesting date.

Director Compensation for Fiscal Year 2022

On December 20, 2021, the Board’s Compensation Committee authorized non-employee directors to receive cash compensation of $6,250 per quarter and 20,500 restricted stock units vesting over three years with 37% vesting in 12 months, an additional 33% vesting in 24 months and the final 30% vesting from the date of the grant, with additional consideration for the Chairman of the Board of $7,500 per quarter and 40,000 restricted stock units with a three year vesting similar to above. In addition any member of the Board serving as a chairperson of any committee of the Board will receive cash compensation of $3,750 per quarter and 20,500 restricted stock units with a three year vesting similar to above, and each member of the Executive Committee will receive a cash consideration of $3,750 per quarter and 20,500 restricted stock units vesting over three years similar to the terms above. On January 14, 2022, the Board approved (a) payment of annual cash compensation to the members of the Board, as follows: (i) $60,000 per annum and 60,500 restricted stock units to the director then serving as the chairperson of the Board, (ii) $50,000 per annum and 41,000 restricted stock units to each director then serving as a chairperson of any of the committees of the Board, (iii) $35,000 per annum and 20,500 restricted stock units to each other director then serving as member of the Board, and (iv) $15,000 per annum and 20,500 to each member of the Executive Committee. On November 22, 2022, the Board of Board of Directors approved in lieu of quarterly cash payments for the Board for September 30, 2022 and December 31, 2022, the Board has deemed to grant non-qualified stock options to purchase an aggregate of up to 539,064 shares of the Company’s common stock, in which 50% was vested immediately and 50% on December 31, 2022. Future director compensation will be determined by the Compensation Committee. Directors who are also our employees, in particular Mr. Toporek and Mr. Belizaire, are not compensated for serving on the Board.

The following table details the total compensation of the directors for the fiscal year ended December 31, 2022 for service as a director.

Name	Fees Earned or Paid in Cash (1)	Stock Award ($)(2)(3)	Stock Options ($) (4)	Total
Edward R. Hirshfield	$17,500	$221,195	$51,954	$290,649
Matthew E. Lipman	$25,000	$412,050	$74,219	$511,269
Thomas J. Marusak	$25,000	$442,390	$74,219	$541,609
David C. Michaels	$25,000	$442,390	$74,219	$541,609
William P. Phelan	$37,500	$843,650	$111,329	$992,479
John Bottomley	$25,000	$412,050	$74,219	$511,269
William Hazelip	$17,500	$221,195	$51,954	$290,649

(1)	The amounts reported in the Fees Earned or Paid in Cash column reflect the cash fees earned by the directors in 2022, consisting of a $8,750 quarterly cash fee, $6,250 for each quarter for Mr. Phelan for service as the Chairman of the Board, $3,750 for each quarter for Mr. Michaels, Mr. Hirshfield and Mr. Marusak for serving as the Chair of Audit Committee, Nominating and Corporate Governance Committee and Compensation Committee, and $3,750 for each quarter for Mr. Lipman, Mr. Phelan, and Mr. Bottomly for serving on the Executive Committee, respectively. Mr. Toporek and Mr. Belizaire were not compensated for serving on the Board because they were employees of the Company. In the third and fourth quarter of 2022, in lieu of cash payments, the Board members received stock options for their services on the Board and respected committee assignments.
(2)	The amount equals 20,500 shares of restricted stock units for Mr. Hirshfield, Mr. Hazelip, and Mr. Bottomley, 41,000 shares of restricted stock units for Mr. Marusak, Mr. Michaels, and Mr. Lipman, and 60,500 shares of restricted stock units for Mr. Phelan multiplied by the closing price of such shares on January 14, 2022, the award date. In addition, 20,500 shares of restricted stock units for Mr. Lipman, Mr. Phelan, and Mr. Bottomley were awarded on January 26, 2022 in which also get added to the stock awards calculation. Amounts shown are also the compensation cost for the award recognized by us for financial reporting purposes pursuant to ASC 718 (which equals the closing price of the shares on the award date, multiplied by the number of shares subject to the award). No assumptions were used in this calculation. All shares of restricted stock awards and units vest in three equal annual installments beginning on January 14, 2023 and January 26, 2023, which is the first anniversary of the date on which the awards were granted.
(3)	Mr. Toporek and Mr. Belizaire were not compensated for serving on the Board because they were employees of the Company.
(4)	On November 22, 2022, the Board of Board of Directors approved in lieu of quarterly cash payments for the Board for September 30, 2022 and December 31, 2022, the Board has deemed to grant non-qualified stock options to purchase an aggregate of up to 539,064 shares of the Company’s common stock, in which 50% was vested immediately and 50% on December 31, 2022.. Each grant was priced based on a 25% premium to the closing market stock price of SLNH on grant date, and determined based on quarterly cash compensation per each member of the Board.

Summary of the Company’s Equity Incentive Plans

General Plan Information

As of December 31, 2022, the Company had three equity compensation plans pursuant to which equity awards could be granted or under which equity awards were outstanding – the Amended and Restated 2012 Plan (the “2012 Plan”), the 2014 Equity Incentive Plan (the “2014 Plan”), and the Amended and Restated 2021 Plan (together with the 2012 Plan and the 2014 Plan, the “Plans”).

Additionally, the Company’s stockholders approved the Third Amended and Restated 2021 Plan and the Company’s 2023 Stock Incentive Plan at a special meeting of stockholders on March 10, 2023 (the “2023 Plan” and, together with the 2012 Plan, the 2014 Plan and the 2021 Plan, the “Plans”). The Third Amended and Restated 2021 Plan and the 2023 Plan were adopted by the Board on February 10, 2023 and approved by our stockholders on March 10, 2023.

2012 Plan

The 2012 Plan, was adopted by the Board on April 14, 2012 and approved by our stockholders on June 14, 2012. The 2012 Plan was amended and restated by the Board effective October 20, 2016 to (i) permit the award agreement or another agreement entered into between the Company and the award grantee to vary the method of exercise of options issued under the 2012 Plan and (ii) permit another agreement entered into between the Company and the award grantee, in addition to the award agreement, to vary the provisions governing expiration of options or other awards under the 2012 Plan following termination of the award recipient’s service with the Company. The 2012 Plan provides that an aggregate of 600,000 shares of Common Stock may be awarded or issued pursuant to the 2012 Plan. The number of shares of Common Stock that may be awarded under the 2012 Plan and awards outstanding may be subject to adjustment on account of any recapitalization, reclassification, stock split, reverse stock split, and other dilutive changes in the Common Stock. Under the 2012 Plan, the Board is authorized to issue stock options (incentive and nonqualified), stock appreciation rights, restricted stock, restricted stock units, and other stock-based awards to employees, officers, directors, consultants, and advisors of the Company and its subsidiaries. Incentive stock options may only be granted to employees of the Company and its subsidiaries. As of December 31, 2022, options to purchase 61,875 shares of Common Stock were outstanding under the 2012 Plan, of which 61,875 were exercisable.

2014 Plan

The 2014 Plan was adopted by the Board on March 12, 2014 and approved by our stockholders on June 11, 2014. The 2014 Plan provides an aggregate number of 500,000 shares of Common Stock that may be awarded or issued under the 2014 Plan. The number of shares that may be awarded under the 2014 Plan and awards outstanding may be subject to adjustment on account of any stock dividend, spin-off, stock split, reverse stock split, split-up, recapitalization, reclassification, reorganization, combination or exchange of shares, merger, consolidation, liquidation, business combination, exchange of shares, or the like. Under the 2014 Plan, the Board-appointed administrator of the 2014 Plan is authorized to issue stock options (incentive and nonqualified), stock appreciation rights, restricted stock, restricted stock units, phantom stock, performance awards, and other stock-based awards to employees, officers, and directors of, and other individuals providing bona fide services to or for, the Company or any affiliate of the Company. Incentive stock options may only be granted to employees of the Company and its subsidiaries. As of December 31, 2022, options to purchase 36,751 shares of Common Stock were outstanding under the 2014 Plan, of which 21,750 were exercisable.

2021 Plan

The 2021 Plan was adopted by the Board on February 12, 2021, and approved by the stockholders on March 25, 2021. The 2021 Plan was amended and restated effective as of October 29, 2021, and May 27, 2022, respectively. The 2021 Plan authorizes the Company to issue shares of common stock upon the exercise of stock options, the grant of restricted stock awards, and the conversion of restricted stock units (collectively, the “Awards”). The Compensation Committee has full authority, subject to the terms of the 2021 Plan, to interpret the 2021 Plan and establish rules and regulations for the proper administration of the 2021 Plan. Subject to certain adjustments as provided in the 2021 Plan, the maximum aggregate number of shares of the Company’s common stock that may be issued under the 2021 Plan (i) pursuant to the exercise of options, (ii) as shares or restricted stock and (iii) in settlement of RSUs shall be limited to (A) during the Company’s fiscal year ending December 31, 2021 (the “2021 Fiscal Year”), 1,460,191 Shares, (B) for the period from January 1, 2022 to June 30, 2022, fifteen percent (15%) of the number of Shares outstanding on January 3, 2022, which was the first trading day of 2022, and (C) beginning with the third quarter of the Company’s fiscal year ending December 31, 2022 (the “2022 Fiscal Year”), fifteen percent (15%) of the number of Shares outstanding as of the first trading day of each quarter, net of any Shares awarded in the previous quarter(s). Subject to certain adjustments as provided in the 2021 Plan, (i) shares subject to the 2021 Plan shall include shares reverted back to the Company pursuant the 2021 Plan in a prior year or quarter, as applicable, as provided herein and (ii) the number of shares that may be issued under the 2021 Plan may never be less than the number of shares that are then outstanding under (or available to settle existing) Awards. As of December 31, 2022, options and restricted stock to purchase 2,041,753 shares of Common Stock were outstanding under the 2021 Plan, of which 870,331 were exercisable, with 114,725 shares reserved for future grants of equity awards under the 2021 Plan.

On March 10, 2023, at the Special Shareholder Meeting, the Third Amended and Restated 2021 Stock Incentive Plan was approved. The Third Amended and Restated 2021 Plan will, among other things, (a) increase the number of shares of our Common Stock reserved for issuance thereunder, on a quarterly basis, to 18.75% of the shares of our Common Stock outstanding on the measurement date and (b) allow us to grant awards of shares of our 9.0% Series A Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”) (with and without restrictions). Subject to certain adjustments as provided in the Third Amended and Restated 2021 Plan, the maximum aggregate number of shares of our Common Stock that may be issued under the Third Amended and Restated 2021 Plan (excluding the number of shares of our Common Stock subject to Specified Awards (as defined below)) (i) pursuant to the exercise of stock options, (ii) as unrestricted or restricted Common Stock, and (iii) in settlement of RSUs shall be limited to, beginning with the first quarter of our fiscal year ending December 31, 2023 (or January 1, 2023), 18.75% of the number of shares of our Common Stock outstanding as of the first trading day of each quarter. Subject to certain adjustments as provided in the Third Amended and Restated 2021 Plan, the maximum aggregate number of shares of our Series A Preferred Stock that may be issued under the Third Amended and Restated 2021 Plan as unrestricted or restricted Series A Preferred Stock shall equal $3,600,000 valued as of the effective date of the Third Amended and Restated 2021 Plan as determined at the lower of the closing price of our Series A Preferred Stock on Nasdaq on such date or the average of the daily volume weighted average price of our Series A Preferred Stock on Nasdaq as reported by Bloomberg L.P. for a period of five (5) consecutive trading days ending on such date. Subject to certain adjustments as provided in the Third Amended and Restated 2021 Plan, (i) shares of our Common Stock and Series A Preferred Stock, as applicable, subject to the Third Amended and Restated 2021 Plan shall include shares of our Common Stock and Series A Preferred Stock, as applicable, which revert back to the Third Amended and Restated 2021 Plan in a prior quarter or fiscal year, as applicable, pursuant to the paragraph below, and (ii) the number of shares of our Common Stock and Series A Preferred Stock, as applicable, that may be issued under the Third Amended and Restated 2021 Plan may never be less than the number of shares of our Common Stock and Series A Preferred Stock, as applicable, that are then outstanding under (or available to settle existing) 2021 Plan Award grants.

For purposes of the Third Amended and Restated 2021 Plan, “Specified Awards” means (i) 2021 Plan Awards issued to Eligible Persons who are not employed or engaged by us or any of our subsidiaries as of the last day of any fiscal quarter, commencing with the fiscal quarter ending March 31, 2023, and (ii) 2021 Plan Awards that have a grant date at least three (3) years prior to the last day of any fiscal quarter, commencing with the fiscal quarter ending March 31, 2023. The exclusion of Specified Awards from the determination of the maximum aggregate number of shares of our Common Stock available for issuance under the Third Amended and Restated 2021 Plan could have material effect on the number of shares of our Common Stock available for issuance thereunder and could have a material dilutive effect on our stockholders.

2023 Plan

The 2023 Plan was adopted by the Board on February 10, 2023, and approved by the stockholders on March 10, 2023. The 2023 Plan sets the number of shares of our Common Stock reserved for issuance thereunder, on a quarterly basis, to 9.75% of the shares of our Common Stock outstanding on the measurement date. Subject to certain adjustments as provided in the 2023 Plan, the maximum aggregate number of shares of our Common Stock that may be issued under the 2023 Plan (excluding the number of shares of our Common Stock subject to Specified Awards (as defined below)) (i) pursuant to the exercise of stock options, (ii) as unrestricted or restricted Common Stock, and (iii) in settlement of RSUs shall be limited to, beginning with the first quarter of our fiscal year ending December 31, 2023 (or January 1, 2023), 9.75% of the number of shares of our Common Stock outstanding as of the first trading day of each quarter. Subject to certain adjustments as provided in the 2023 Plan, (i) shares of our Common Stock subject to the 2023 Plan shall include shares of our Common Stock which revert back to the 2023 Plan in a prior quarter pursuant to the paragraph below, and (ii) the number of shares of our Common Stock that may be issued under the 2023 Plan may never be less than the number of shares of our Common that are then outstanding under (or available to settle existing) 2023 Plan Award grants.

For purposes of the 2023 Plan, “Specified Awards” means (i) 2023 Plan Awards issued to Eligible Persons who are not employed or engaged by us or any of our subsidiaries as of the last day of any fiscal quarter, commencing with the fiscal quarter ending March 31, 2023, and (ii) 2023 Plan Awards that have a grant date at least three (3) years prior to the last day of any fiscal quarter, commencing with the fiscal quarter ending March 31, 2023. The exclusion of Specified Awards from the determination of the maximum aggregate number of shares of our Common Stock available for issuance under the 2023 Plan could have material effect on the number of shares of our Common Stock available for issuance thereunder and could have a material dilutive effect on our stockholders.

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

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

As of December 31, 2022, we had three equity compensation plans, each of which was originally approved by our shareholders. The following table presents information regarding the Plans as of December 31, 2022:

	Number of Securities To Be Issued Upon Exercise of Outstanding Options, Warrants, Rights(1)	Weighted Average Exercise Price of Outstanding Options, Warrants, Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans
approved by security holders	2,140,379	$2.52	114,725

(1)	The securities available under the Plans for issuance and issuable pursuant to exercises of outstanding options may be adjusted in the event of a change in outstanding stock by reason of stock dividend, stock splits, reverse stock splits, etc.

Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

The following table sets forth certain information regarding shares of Common Stock beneficially owned as of April 24, 2023, for (i) each stockholder known to be the beneficial owner of more than 5% of our outstanding shares of Common Stock, (ii) each named executive officer and director, and (iii) all executive officers and directors as a group. A person is considered to beneficially own any shares over which such person, directly or indirectly, exercises sole or shared voting or investment power.

Name and Address of Beneficial Owner(2)	Number(2)	Percent of Class(1)
Executive Officers
Michael Toporek(5)(10)	4,111,301	15.7%
John Belizaire(15)	90,322	*
Jessica L. Thomas(3)(18)	47,927	*
Philip F. Patman, Jr.(14)(20)	138,820	*
Mary Jennifer O’Reilly(16)	32,787	*

Non-Employee Directors
Matthew E. Lipman(7)(10)	3,891,495	14.9%
William P. Phelan(13)	432,415	1.7%
David C. Michaels(4)(9)	278,372	1.1%
Thomas J. Marusak(8)	344,420	1.3%
Edward R. Hirshfield(6)	103,873	*
William Hazelip(12)	109,873	*
John Bottomley(11)	101,295	*

All current directors and executive officer as a group (12 persons)	5,932,900	22.7%
Persons or Groups Holding More than 5% of the Common Stock

Brookstone Partners Acquisition XXIV, LLC(10) 232 Madison Avenue, Suite 600 New York, NY 10016	3,750,000	14.3%
Justin R. Dopieral and related entity: DOMO Capital Management, LLC (17) N112 W.16298 Mequon Rd., Suite No. 111, Germantown Wisconsin, 53022	1,714,144	6.7%
Alpha Capital Anstalt (19) Altenbach 8, FL-9490 Vaduz, Lietchenstein.	2,217,450	8.5%

*	Less than 1%

(1)	Based on 26,163,481 shares of Common Stock outstanding on April 24, 2023, and, with respect to each individual holder, rights to acquire shares of Common Stock exercisable within 60 days of April 24, 2023.
(2)	Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares of Common Stock beneficially owned by the stockholder.
(3)	Includes 7,500 shares of restricted Common Stock held by Ms. Thomas that are subject to forfeiture and 12,500 exercised shares of restricted Common Stock issued to Ms. Thomas, including 6,969 shares of restricted Common Stock withheld to satisfy Ms. Thomas’s tax obligation upon the exercise of 12,500 stock options granted to Ms. Thomas. Includes 8,854 restricted stock units that vested as of April 24, 2023 and 26,042 restricted stock units that will vest within 60 days of April 24, 2023. Excludes 15,104 restricted stock units that will vest on a monthly basis for three years, and 10,000 restricted stock units that will vest in two equal installments of 50% on December 1, 2023 and December 1, 2024, in each case subject to the reporting person remaining in the service of our company on each such vesting date.
(4)	Serving as Interim Chief Financial Officer effective August 21, 2023.
(5)	Includes 7,500 shares of restricted Common Stock held by Mr. Toporek that are subject to forfeiture, of which 3,366 were withheld to satisfy Mr. Toporek’s tax obligation upon the vesting of the 7,500 restricted stock units, and 174,167 shares of Common Stock issuable to Mr. Toporek upon exercise of stock options exercisable as of April 24, 2023, and 166,667 stock options exercisable that will vest within 60 days of April 24, 2023. Also includes 3,750,000 shares of Common Stock owned by Mr. Toporek indirectly pursuant to his position with Brookstone XXIV and/or its affiliates.
(6)	Excludes 12,915 of 20,500 restricted stock units representing shares of Common Stock, which shall vest as follows: 37% vest 12 months from the grant date, or January 14, 2023, 33% vest 24 months from the grant date, or January 14, 2024, and 30% vest 36 months from the grant date, or January 14, 2025, in each case subject to Mr. Hirshfield remaining in the service of our company on each such vesting date. Includes 88,788 shares of Common Stock issuable to Mr. Hirshfield upon exercise of stock options exercisable within 60 days of April 24, 2023.
(7)	Excludes 12,915 of 20,500 restricted stock units representing shares of Common Stock, which shall vest as follows: 37% vest 12 months from the date of the grant, or January 14, 2023, 33% vest 24 months from the date of the grant, or January 14, 2024, and 30% vest 36 months from the date of the grant, or January 14, 2025, in each case subject to Mr. Lipman remaining in the service of our company on each such vesting date. Excludes 12,915 of 20,500 restricted stock units , which shall vest as follows: 37% vest 12 months from the grant date, or January 26, 2023, 33% vest 24 months from the grant date, or January 26, 2024, and 30% vest 36 months from the grant date, or January 26, 2025, in each case subject to Mr. Lipman remaining in the service of our company on each such vesting date. Includes 7,500 shares of restricted Common Stock held by Mr. Lipman that are subject to forfeiture, and 112,225 shares of Common Stock issuable to Mr. Lipman upon exercise of stock options exercisable within 60 days of April 24, 2023. Also includes 3,750,000 shares of Common Stock owned by Mr. Lipman indirectly pursuant to his position with Brookstone Partners XXIV and/or its affiliates.
(8)	Excludes 25,830 of 41,000 restricted stock units representing shares of Common Stock, which shall vest 12 months from the date of the grant, or January 14, 2023, 33% vest 24 months from the date of the grant, or January 14, 2024, and 30% vest 36 months from the date of the grant, or January 14, 2025, in each case subject to Mr. Marusak remaining in the service of our company on each such vesting date. Includes 15,233 shares of restricted Common Stock held by Mr. Marusak that are subject to forfeiture and 107,850 shares of Common Stock issuable to Mr. Marusak upon exercise of stock options exercisable within 60 days of April 24, 2023.
(9)	Excludes 25,830 of 41,000 restricted stock units representing shares of Common Stock, which shall vest as follows: 37% vest 12 months from the grant date, or January 14, 2023, 33% vest 24 months from the grant date, or January 14, 2024, and 30% vest 36 months from the grant date, or January 14, 2025, in each case subject to Mr. Michaels remaining in the service of our company on each such vesting date. Includes 17,733 shares of restricted Common Stock held by Mr. Michaels that are subject to forfeiture and 147,725 shares of Common Stock issuable to Mr. Michaels upon exercise of stock options exercisable within 60 days of April 24, 2023.
(10)	Representatives of Brookstone XXIV have provided us the following information: As the Manager of Brookstone XXIV, Brookstone Partners I.A.C. may be deemed to beneficially own the shares of Common Stock owned directly by Brookstone XXIV. Michael Toporek is President of Brookstone Partners I.A.C. and Matthew Lipman is Secretary of Brookstone Partners I.A.C. and share voting and dispositive power over the shares of Common Stock owned by Brookstone XXIV. As a result of the foregoing, in computing the beneficial ownership of all executive officers and directors, as a group, the 3,750,000 shares of Common Stock owned indirectly by each of Mr. Toporek and Mr. Lipman, as a result of their interests in Brookstone XXIV and/or its affiliates, is only counted once. The address of each of Brookstone XXIV, Brookstone Partners I.A.C., Michael Toporek, and Matthew Lipman is 232 Madison Avenue, Suite 600, New York, New York 10016.
(11)	Excludes 12,915 of 20,500 restricted stock units representing shares of Common Stock, which shall vest as follows: 37% vest 12 months from the grant date, or January 14, 2023, 33% vest 24 months from the grant date, or January 14, 2024, and 30% vest 36 months from the grant date, or January 14, 2025, in each case subject to Mr. Bottomley remaining in the service of our company on each such vesting date. Excludes 12,915 of 20,500 restricted stock units representing shares of Common Stock, which shall vest as follows: 37% vest 12 months from the grant date, or January 26, 2023, 33% vest 24 months from the grant date, or January 26, 2024, and 30% vest 36 months from the grant date, or January 26, 2025, in each case subject to Mr. Bottomley remaining in the service of our company on each such vesting date. Includes 78,125 shares of Common Stock issuable to Mr. Bottomley upon exercise of stock options exercisable within 60 days of April 24, 2023.
(12)	Excludes 12,915 of 20,500 restricted stock units representing shares of Common Stock, which shall vest as follows: 37% vest 12 months from the grant date, or January 14, 2023, 33% vest 24 months from the grant date, or January 14, 2024, and 30% vest 36 months from the grant date, or January 14, 2025, in each case subject to Mr. Hazelip remaining in the service of our company on each such vesting date. Excludes 2,500 of 7,500 restricted stock units which shall vest as follows: 1/3rd on March 25, 2022, 1/3rd on March 25, 2023, and 1/3rd on March 25, 2024. Includes 91,288 shares of Common Stock issuable to Mr. Hazelip upon exercise of stock options exercisable within 60 days of April 24, 2023.

(13)	Excludes 38,115 of 60,05 restricted stock units representing shares of Common Stock, which shall vest as follows: 37% vest 12 months from the grant date, or January 14, 2023, 33% vests 24 months from the grant date, or January 14, 2024, and 30% vest 36 months from the grant date, or January 14, 2025, in each case subject to Mr. Phelan remaining in the service of our company on each such vesting date. Excludes 12,915 of 20,500 restricted stock units representing shares of Common Stock, which shall vest as follows: 37% vest 12 months from the grant date, or January 26, 2023, 33% vest 24 months from the grant date, or January 26, 2024, and 30% vest 36 months from the grant date, or January 26, 2025, in each case subject to Mr. Phelan remaining in the service of our company on each such vesting date. Includes 25,000 shares of restricted Common Stock held by Mr. Phelan that are subject to forfeiture and 150,038 shares of Common Stock issuable to Mr. Phelan upon exercise of stock options exercisable within 60 days of April 24, 2023.
(14)	Mr. Patman. resigned from the Company effective April 21, 2023, however, the balance includes 138,820 restricted stock units in which the Compensation Committee approved for acceleration prior to the original vesting date.
(15)	Includes 84,171 shares of restricted Common Stock held by Mr. Belizaire that are subject to forfeiture.
(16)	Excludes 7,392 of 14,782 restricted stock units representing shares of Common Stock, which shall vest as follows: 25% vest six months from the grant date, or May 1, 2022, the remaining restricted stock units vest ratably over the succeeding 36 month period, with one-thirty-sixth of such restricted stock units vesting on the last day of each such complete calendar month. Includes 25,616 restricted stock units that will vest within 60 days of April 24, 2023.
(17)	The information was based upon Schedule 13G/A filed with the SEC on January 24, 2023 by DOMO Capital Management, LLC and Mr. Dopierala. Both DOMO Capital Management, LLC and Mr. Dopierala may be deemed to beneficially own 1,682,923 of the reported shares as a result of the direct or indirect power to vote or dispose of such shares. DOMO Capital Management, LLC and Mr. Dopierala have shared voting power over 1,682,923 shares of Common Stock, and shared dispositive power over 1,682,923 shares of Common Stock. Mr. Dopierala has sole voting power over 34,211 shares of Common Stock and sole dispositive power over 28,000 shares of Common Stock.
(18)	No longer serving as Chief Financial Officer of the Company, effective as of August 16, 2022, and is currently serving as Chief Accounting Officer.
(19)	The information was based upon Schedule 13G filed with the SEC on March 30 2023 by Alpha Capital Anstalt. Alpha Capital Alstalt may be deemed to beneficially own 2,217,450 of the reported shares as a result of the direct or indirect power to vote or dispose of such shares. Alpha Capital Anstalt has sole voting power over 2,217,450 shares of Common Stock.
(20)	Serving as Chief Financial Officer, Secretary and Treasurer of the Company, effective as of August 16, 2022 until April 21, 2023.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Review and Approval or Ratification of Transactions with Related Persons

We have adopted a written policy requiring that all related person transactions be reported to our executive management and/or the Board and approved or ratified by the Audit Committee. In completing its review of proposed related person transactions, the Audit Committee considers the aggregate value of the transaction, whether the transaction was undertaken in the ordinary course of business, the nature of the relationships involved, and whether the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party.

We believe the terms of any transactions with related persons are as fair to us as those obtainable from unaffiliated third parties.

The following is a summary of transactions between the Company and certain related persons, as required to be disclosed under applicable SEC rules, that occurred since January 1, 2022, and any ongoing related relationships with related persons:

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

Director Independence

The Board has determined that Messrs. Hazelip, Hirshfield, Marusak, Michaels,   and Phelan are “independent directors,” as defined by the rules and listing standards of The Nasdaq Stock Market LLC. In making this determination, the Board considered the transactions and relationships disclosed above.

Item 14: Principal Accounting Fees and Services

UHY served as the Company’s independent registered public accounting firm during the years ended December 31, 2022 and 2021. The following sets forth fees billed by UHY for the audit of our annual financial statements and other services rendered during each of those years(1):

	Year Ended	Year Ended
	December 31,	December 31,
	2022	2021
Audit Fees	$600,000	$475,500
Audit-Related Fees	—	—
Tax Fees	21,115	—
All Other Fees	––	—
Total	$621,115	$475,500

(1)	The aggregate amounts included in Audit Fees and Tax Fees are classified by the related fiscal periods for the audit of our annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees billed or to be billed during those fiscal periods.

Audit Fees

Audit fees for the fiscal years ended December 31, 2022 and 2021, were for professional services rendered for the annual financial statements audit and related audit procedures, the audit of internal control over financial reporting, work performed in connection with any registration statements, including comfort letters, and any applicable Current Reports on Form 8-K and the review of any of our Quarterly Reports on Form 10-Q.

Tax Fees

Tax fees during the fiscal year ended December 31, 2022 were for services related to tax compliance, including the preparation of tax returns and claims for refunds, and tax planning and tax advice, including advice related to proposed transactions.

The Audit Committee has considered whether the provision of the non-audit services above is compatible with maintaining the auditors’ independence, and has concluded that it is.

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

All of the 2022 services described under the captions “Audit Fees,” and “Tax Fees” were approved by the Audit Committee.

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

27

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

28

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

29

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

30

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

10.57	Contribution Agreement by and between Soluna Holdings, Inc., Soluna SLC Fund I Projects Holdco, LLC, Soluna DV Devco, LLC, and Soluna DVSL ComputeCo, LLC, dated as of August 5, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2022).

10.58	Form of Addendum Amendment by and Between the Company and the signatories thereof, dated September 13, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

10.59	Form of Series B Consent by and between the Company and the signatory thereof, dated September 13, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

10.60	Form of Securities Purchase Agreement by and between the Company and the purchasers named therein, dated December 5, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2022).

10.61	Form of Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2022).

10.62+	Soluna Holdings, Inc. Third Amended and Restated 2021 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2023)

10.63+	Soluna Holdings, Inc. 2023 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2023)

10.64	Purchase of Membership Interests of Soluna DVSL Computeco LLC dated March 10, 2023 (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC. on March 31, 2023)

10.65	Fourth Amended and Restated LLC Agreement Soluna DVSL Computeco LLC (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC. on March 31, 2023)

10.66	Data Facility Lease (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC. on March 31, 2023)

10.67	Amended and Restated Contribution Agreement dated March 10, 2023 (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC. on March 31, 2023)

10.68	Power Purchase Agreement with Lighthouse Electric Cooperative, Inc. dated February 24, 2023 (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC. on March 31, 2023)

31

10.69	Second Addendum Amendment dated as of March 3, 2023 with Convertible Noteholders (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC. on March 31, 2023)

10.70	Consulting Agreement with David Michaels providing his service as Chief Financial Officer

21	Subsidiaries of Soluna Holdings, Inc. (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC. on March 31, 2023)

23.1	Consent of UHY LLP. (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC. on March 31, 2023)

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1

Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC. on March 31, 2023)

32.2

Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the Company’s Annual Report on Form 10-K filed with the SEC. on March 31, 2023)

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

32

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOLUNA HOLDINGS, INC.

Date: May 1, 2023	By:	/s/ John Belizaire
John Belizaire
Chief Executive Officer

Date: May 1, 2023	By:	/s/ David C. Michaels
David C. Michaels
Chief Financial Officer

33