Form 10-Q
period 2023-03-31
Soluna Holdings, Inc
filed 2023-05-15
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 10, 2023, the Registrant had 27,019,259   shares of common stock outstanding.

SOLUNA COMPUTING, INC. AND SUBSIDIARIES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Soluna Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2023 (Unaudited) and December 31, 2022

(Dollars in thousands, except per share)

	March 31,	December 31,
	2023	2022
Assets
Current Assets:
Cash	$4,553	$1,136
Restricted cash	493	685
Accounts receivable	452	320
Prepaid expenses and other current assets	1,346	1,326
Deposits on equipment	975	1,175
Total Current Assets	7,819	4,642
Other assets	2,950	1,150
Property, plant and equipment, net	38,808	42,504
Intangible assets, net	34,087	36,432
Operating lease right-of-use assets	577	233
Total Assets	$84,241	$84,961

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,822	$3,548
Accrued liabilities	2,847	2,721
Line of credit	135	350
Convertible notes payable	10,270	11,737
Current portion of debt	7,758	10,546
Deferred revenue	—	453
Operating lease liability	205	161
Total Current Liabilities	25,037	29,516

Other liabilities	307	203
Operating lease liability	379	84
Deferred tax liability, net	8,339	8,886
Total Liabilities	34,062	38,689

Commitments and Contingencies (Note 10)

Stockholders’ Equity:
9.0% Series A Cumulative Perpetual Preferred Stock, par value $0.001 per share, $25.00 liquidation preference; authorized 6,040,000; 3,061,245 shares issued and outstanding as of March 31, 2023 and December 31, 2022	3	3
Series B Preferred Stock, par value $0.0001 per share, authorized 187,500; 62,500 shares issued and outstanding as of March 31, 2023 and December 31, 2022	—	—

Common stock, par value $0.001 per share, authorized 75,000,000; 26,433,162 shares issued and 25,414,646 shared outstanding as of March 31, 2023 and 19,712,722 shares issued and 18,694,206 shares outstanding as of December 31, 2022	26	20
Additional paid-in capital	279,985	277,410
Accumulated deficit	(228,831)	(221,769)
Common stock in treasury, at cost, 1,018,516 shares at March 31, 2023 and December 31, 2022	(13,798)	(13,798)
Total Soluna Holdings, Inc. Stockholders’ Equity	37,385	41,866
Non-Controlling Interest	12,794	4,406
Total Stockholders’ Equity	50,179	46,272
Total Liabilities and Stockholders’ Equity	$84,241	$84,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

(Dollars in thousands, except per share)

	For the three months ended
	March 31,
	2023	2022

Cryptocurrency mining revenue	$2,796	$7,812
Data hosting revenue	286	1,504
Total revenue	3,082	9,316
Operating costs:
Cost of cryptocurrency mining revenue, exclusive of depreciation	2,299	3,397
Depreciation costs associated with cryptocurrency mining	625	4,324
Total cost of cryptocurrency mining revenue	2,924	7,721
Cost of data hosting revenue	214	1,138
Operating expenses:
General and administrative expenses, exclusive of depreciation and amortization	4,370	4,882
Depreciation and amortization associated with general and administrative expenses	2,377	2,373
Total general and administrative expenses	6,747	7,255
Impairment on fixed assets	209	-
Operating loss	(7,012)	(6,798)
Interest expense	(1,374)	(2,881)
Gain on debt revaluation, net	473	-
Loss on sale of fixed assets	(78)	-
Other income, net	12	-
Loss before income taxes from continuing operations	(7,979)	(9,679)
Income tax benefit from continuing operations	547	547
Net loss from continuing operations	(7,432)	(9,132)
Income before income taxes from discontinued operations	-	226
Income tax benefit from discontinued operations	-	-
Net income from discontinued operations	-	226
Net loss	(7,432)	(8,906)
(Less) Net loss attributable to non-controlling interest	370	-
Net loss attributable to Soluna Holdings, Inc.	$(7,062)	$(8,906)

Basic and Diluted (loss) earnings per common share:
Net loss from continuing operations per share (Basic & Diluted)	$(0.35)	$(0.71)
Net income from discontinued operations per share (Basic & Diluted)	$-	$0.02
Basic & Diluted loss per share	$(0.35)	$(0.69)

Weighted average shares outstanding (Basic and Diluted)	21,621,320	13,870,646

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Year Ended December 31, 2022

And the Three Months Ended March 31, 2023 (Unaudited)

(Dollars in thousands, except per share)

	Preferred Stock				Common Stock				Treasury Stock
	Series A Shares	Amount	Series B Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Non-Controlling Interest	Total Stockholders’ Equity
January 1, 2022	1,252,299	$1	—	—	14,769,699	$15	$227,790	$(123,054)	1,015,493	$(13,764)	—	$90,988

Net loss	—	—	—	—	—	—	—	(8,906)	—	—	—	(8,906)

Preferred dividends distribution	—	—	—	—	—	—	(749)	—	—	—	—	(749)

Stock-based compensation	—	—	—	—	—	—	955	—	—	—	—	955

Issuance of shares – preferred offering	66,857	—	—	—	—	—	957	—	—	—	—	957

Restricted stock units vested	—	—	—	—	14,301	—	—	—	—	—	—	—

Issuance of shares – warrant exercises	—	—	—	—	89,500	—	738	—	—	—	—	738

Issuance of shares- Notes conversion	—	—	—	—	146,165	—	1,342	—	—	—	—	1,342

Warrants issued in relation to debt financing	—	—	—	—	—	—	2,257	—	—	—	—	2,257

March 31, 2022	1,319,156	$1	—	$—	15,019,665	$15	$233,290	$(131,960)	1,015,493	$(13,764)	$—	$87,582

Net loss	—	—	—	—	—	—	—	(6,557)	—	—	—	(6,557)

Preferred dividends distribution	—	—	—	—	—	—	(1,382)	—	—	—	—	(1,382)

Stock-based compensation	—	—	—	—	—	—	1,064	—	—	—	—	1,064

Issuance of shares – option exercises	—	—	—	—	91,050	—	77	—	—	—	—	77

Issuance of shares – preferred offering	599,232	1	—	—	—	—	8,796	—	—	—	—	8,797

Issuance of shares-restricted stock	—	—	—	—	3,250	—	23	—	—	—	—	23

Restricted stock units vested	—	—	—	—	3,696	—	—	—	—	—	—	—

Issuance of shares – warrant exercises	—	—	—	—	5,000	—	41	—	—	—	—	41

Promissory note conversion to preferred shares	1,142,857	1	—	—	—	—	13,894	—	—	—	—	13,895

Warrants issued in relation to debt financing	—	—	—	—	—	—	3,060	—	—	—	—	3,060

Treasury Shares conversion	—	—	—	—	—	—	—	—	3,023	(34)	—	(34)

June 30, 2022	3,061,245	$3	—	$—	15,122,661	$15	$258,863	$(138,517)	1,018,516	$(13,798)	$—	$106,566

Net loss	—	—	—	—	—	—	—	(55,892)	——	—	(272)	(56,164)

Preferred dividends distribution	—	—	—	—	—	—	(1,722)	—	—	—	—	(1,722)

Stock-based compensation	—	—	—	—	—	—	879	—	—	—	—	879

Issuance of shares – option exercises	—	—	—	—	86,375	—	76	—	—	—	—	76

Issuance of shares – preferred offering	—	—	62,500	—	—	—	4,994	—	—	—	—	4,994

Issuance of shares-restricted stock	—	—	—	—	3,250	—	11	—	—	—	—	11

Restricted stock units vested	—	—	—	—	921	—	—	—	—	—	—	—

Surrender of warrants for common shares	—	—	—	—	726,576	1	(347)	—	—	—	—	(346)

Issuance of shares- notes conversion	—	—	—	—	293,350	—	1,099	—	—	—	—	1,099

Warrants and valuation issued in relation to debt financing	—	—	—	—	—	—	9,631	—	—	—	—	9,631

Issuance of common shares in relation to preferred offering	—	—	—	—	180,451	—	—	—	—	—	—	—

Contribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	4,294	4,294

September 30, 2022	3,061,245	$3	62,500	$—	16,413,584	$16	$273,484	$(194,409)	1,018,516	$(13,798)	$4,022	$69,318

Net loss	—	—	—	—	—	—	—	(27,360)	——	—	(108)	(27,468)

Preferred dividends- Series B	—	—	—	—	—	—	(236)	—	—	—	—	(236)

Stock-based compensation	—	—	—	—	—	—	957	—	—	—	—	957

Issuance of shares – Securities Purchase offering	—	—	—	—	1,125,000	1	768	—	—	—	—	769

Issuance of shares –common offering	—	—	—	—	1,388,889	1	1,582	—	—	—	—	1,583

Issuance of shares-restricted stock	—	—	—	—	3,250	—	2	—	—	—	—	2

Restricted stock units vested	—	—	—	—	30,601	—	—	—	—	—	—	—

Issuance of shares- promissory note conversion	—	—	—	—	593,065	1	853	—	—	—	—	854

Issuance of common shares in relation to common offering	—	—	—	—	158,333	1	—	—	—	—	—	1

Contribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	492	492

December 31, 2022	3,061,245	$3	62,500	$—	19,712,722	$20	$277,410	$(221,769)	1,018,516	$(13,798)	$4,406	$46,272

	Preferred Stock				Common Stock				Treasury Stock
	Series A Shares	Amount	Series B Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Non- Controlling Interest	Total Stockholders’ Equity

January 1, 2023	3,061,245	$3	62,500	$—	19,712,722	$20	$277,410	$(221,769)	1,018,516	$(13,798)	$4,406	$46,272

Net loss	—	—	—	—	—	—	—	(7,062)	—	—	(370)	(7,432)

Preferred dividends-Series B	—	—	—	—	—	—	(131)	—	—	—	—	(131)

Stock-based compensation	—	—	—	—	—	—	865	—	—	—	—	865

Issuance of shares – securities purchase offering	—	—	—	—	2,178,598	2	437	—	—	—	—	439

Restricted stock units vested	—	—	—	—	144,217	—	—	—	—	—	—	—

Issuance of shares- Notes conversion	—	—	—	—	4,362,625	4	1,390	—	—	—	—	1,394

Contribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	8,758	8,758

Issuance of shares-restricted stock	—	—	—	—	35,000	—	14	—	—	—	—	14

March 31,, 2023	3,061,245	$3	62,500	$—	26,433,162	$26	$279,985	$(228,831)	1,018,516	$(13,798)	$12,794	$50,179

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2023 and 2022

(Dollars in thousands)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net loss	$(7,432)	$(8,906)
Net income from discontinued operations	-	(226)
Net loss from continuing operations	(7,432)	(9,132)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	632	4,328
Amortization expense	2,369	2,369
Stock-based compensation	847	927
Consultant stock compensation	32	28
Deferred income taxes	(547)	(547)
Impairment on fixed assets	209	-
Amortization of operating lease asset	56	50
Gain on debt revaluation, net	(473)	-
Amortization on deferred financing costs and discount on notes	501	2,447
Loss on sale of fixed assets	78	-
Changes in operating assets and liabilities:
Accounts receivable	41	206
Prepaid expenses and other current assets	(26)	(594)
Other long-term assets	(300)	59
Accounts payable	1,368	1,405
Deferred revenue	(453)	(9)
Operating lease liabilities	(54)	(49)
Other liabilities	104	-
Accrued liabilities	(5)	(687)
Net cash (used in) provided by operating activities	(3,053)	801
Net cash provided by operating activities- discontinued operations	-	510
Investing Activities
Purchases of property, plant, and equipment	(860)	(25,438)
Purchases of intangible assets	(24)	(40)
Proceeds from disposal on property, plant, and equipment	249	-
Deposits of equipment, net	200	(2,590)
Net cash used in investing activities	(435)	(28,068)
Net cash provided by (used in) investing activities- discontinued operations	-	-
Financing Activities
Proceeds from preferred offerings	-	1,170
Proceeds from common stock securities purchase agreement offering	41	-
Proceeds from notes and debt issuance	900	19,767
Costs of preferred offering	-	(155)
Costs of common stock securities purchase agreement offering	(4)	-
Costs of notes and short-term debt issuance	-	(465)
Cash dividend distribution on preferred stock	-	(749)
Payments on NYDIG loans and line of credit	(215)	(980)
Contributions from non-controlling interest	5,991	-
Proceeds from common stock warrant exercises	-	738
Net cash provided by financing activities	6,713	19,326

Increase (decrease) in cash & restricted cash-continuing operations	3,225	(7,941)
Increase in cash & restricted cash- discontinued operations	-	510
Cash & restricted cash – beginning of period	1,821	10,258
Cash & restricted cash – end of period	$5,046	$2,827

Supplemental Disclosure of Cash Flow Information
Noncash equipment financing	-	4,620
Interest paid on NYDIG loans and line of credit	6	345
Noncash disposal of NYDIG collateralized equipment	3,388	-
Notes converted to common stock	1,394	1,342
Warrant consideration in relation to promissory notes and convertible notes	-	2,257
Promissory note and interest conversion to common shares	401	-
Registration fees in prepaids and accounts payable	-	(58)
Noncash non-controlling interest contributions	2,767	-
Series B preferred dividend in accrued expense	(131)	-
Noncash activity right-of-use assets obtained in exchange for lease obligations	397	-

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

SCI was incorporated in Delaware on January 8, 2020 as EcoChain, Inc., which operates cryptocurrency mining facilities that performs proprietary mining and data hosting services that integrates with the cryptocurrency blockchain network. Through the October 2021 acquisition by EcoChain, Inc. of an entity at the time named Soluna Computing, Inc., SCI also has a pipeline of certain cryptocurrency mining projects previously owned by Harmattan Energy, Ltd. (“HEL”) (formerly known as Soluna Technologies, Ltd.), a Canadian corporation incorporated under the laws of the Province of British Colombia that develops vertically-integrated, utility-scale computing facilities focused on cryptocurrency mining and cutting-edge blockchain applications. Following such acquisition, on November 15, 2021, SCI completed its conversion and redomicile to Nevada and changed its name from “EcoChain, Inc.” to “Soluna Computing, Inc.”. The following day, the acquired entity, Soluna Computing, Inc., changed its name to “Soluna Callisto Holdings Inc.” (“Soluna Callisto”). We earn revenue from this business as the mined cryptocurrencies are converted into U.S. dollars. In fiscal year 2021, SCI began mining operations in Murray, Kentucky, (“Project Sophie”) and Calvert City, Kentucky, (“Project Marie”). Project Marie had performed hosting services and proprietary mining in which 10 megawatts were used for hosting services and 10 megawatts was used for proprietary mining through the end of February 2023, at which time the facility had shut down. As of March 31, 2023, Project Sophie operated fully on proprietary mining with a capacity of 25 megawatts. On April 6, 2023, Project Sophie entered into a 25 MW hosting contract with a Bitcoin miner, in which will shift the Company’s business model at the Company’s modular data centers at Project Sophie from proprietary mining to hosting Bitcoin miners for the customer. The Company plans to sell its existing Bitcoin miners at the Project Sophie site and redeploy capital. On September 17, 2022, SCI sold specified assets consisting mainly of mining equipment and other general equipment items to a buyer at its Wenatchee, Washington location, (“Project Edith”). Soluna has committed to providing certain facilities contracts at cost plus a markup to facilitate the continued operations for the sold mining assets, on behalf of the new ownership. We have a development site in Texas (“Project Dorothy”) for a potential of up to 100 megawatts to be built at a wind farm with initial energization of 50 megawatts, in which the Company has obtained approval from the Electric Reliability Council of Texas (“ERCOT”) and expects to begin energization in fiscal year 2023. The Company as of March 31, 2023, has a 15% ownership interest in Soluna DVSL ComputeCo, LLC (“DVSL”) in which is included within the Project Dorothy site, as discussed further in Note 16.

Until the Sale (as defined below), we also operated though our wholly owned subsidiary, MTI Instruments, an instruments business engaged in the design, manufacture and sale of vibration measurement and system balancing solutions, precision linear displacement sensors, instruments and system solutions, and wafer inspection tools. MTI Instruments was incorporated in New York on March 8, 2000. MTI Instruments’ products consisted of engine vibration analysis systems for both military and commercial aircraft and electronic gauging instruments for position, displacement and vibration application within the industrial manufacturing markets, as well as in the research, design and process development markets. These systems, tools and solutions were developed for markets and applications that require consistent operation of complex machinery and the precise measurements and control of products, processes, and the development and implementation of automated manufacturing and assembly. On December 17, 2021, we announced that we had entered into a non-binding letter of intent with a potential buyer (the “Buyer”) regarding the potential sale of MTI Instruments (the “LOI”) to an unrelated third party. Pursuant to the LOI, the Buyer would acquire 100% of the issued and outstanding common stock of MTI Instruments. As a result of the foregoing, the MTI Instruments business was reported as discontinued operations in our consolidated financial statements as of December 31, 2022, and prior periods included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023 (the “Annual Report”). On April 11, 2022, we consummated the Sale, MTI Instruments ceased to be our wholly-owned subsidiary and, as a result, we have exited the instruments business. See Note 14 for additional information on the Sale.

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

Going Concern and Liquidity

The Company’s condensed financial statements as of March 31, 2023 have been prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying condensed financial statements, the Company did not generate sufficient revenue to generate net income and has negative working capital as of March 31, 2023. In addition, the Company has ceased operations for Project Marie in February 2023 due to the termination of the Management and Hosting Services agreement with CC Metals and Alloys, LLC (“CCMA”) and repossession of collateral for miners as discussed further below. These factors, among others indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after issuance of these condensed unaudited financial statements as of March 31, 2023, or May 15, 2023.

Soluna MC Borrowing 2021-1, received a Notice of Acceleration and Repossession (the “NYDIG Notice”) from NYDIG ABL LLC (“NYDIG”) with respect to the Master Equipment Finance Agreement, dated as of December 30, 2021 (the “MEFA”), by and between Borrower and NYDIG. The NYDIG Notice states that (a) Borrower failed to observe or perform certain covenants, conditions or agreements contained in the MEFA and such failure continued unremedied for a period of ten days after Borrower’s knowledge of such breach, which resulted in an event of default under the MEFA, and (b) Borrower defaulted under the guaranty, collateral agreement, or other support agreement, which resulted in an event of default under the MEFA. In addition, the NYDIG Notice states that Borrower failed to pay certain payments of principal and interest under the MEFA when due, which failure also constituted an event of default under the MEFA. As a result of the foregoing events of default, and pursuant to the MEFA, NYDIG (x) declared the principal amount of all loans due and owing under the MEFA and all accompanying Loan Documents (as defined in the MEFA) to be due and immediately payable, (y) imposed a default rate of interest on any outstanding principal amount of each loan (together with all then unpaid interest accruing thereon) and all other obligations under the MEFA and the Loan Documents, and (z) demanded the return of all equipment subject to the MEFA and the Loan Documents. The obligations of Borrower under the MEFA and reflected in the NYDIG Notice were ring-fenced to Borrower and its direct parent company, Soluna MC LLC. On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, which resulted in a reportable disposition of all of the Company’s mining assets at the site and certain of the operating assets of Project Marie. The total net book value of the collateralized assets that were repossessed totaled $3.4 million. Additionally, NDYIG has stated its intention to pursue SCI, the parent company of Guarantor, under a piercing of the corporate veil claim relating to Defendants’ debts and liabilities under the loan documents. SCI denies any such liability and has filed a complaint for a declaratory judgment against NYDIG in the Eighth Judicial District Court in Clark County, Nevada on March 16, 2023, seeking a declaratory judgment as to such matter.

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

To further implement management’s strategy, in May 2022, SCI entered into a structural understanding with Soluna SLC Fund I Projects Holdco LLC (“Spring Lane”), a Delaware limited liability company, pursuant to which Spring Lane agreed to provide up to $35.0 million in project financing subject to various milestones and conditions precedent and in August 2022, the Company entered into an agreement with Spring Lane for an initial funding of up to $12.5 million from the previously agreed-upon $35.0 million commitment from Spring Lane for Project Dorothy for a 32% ownership as of year-end. As of December 31, 2022, the Company had received approximately $4.8 million worth of contributions from Spring Lane. In February and concluding on March 10, 2023, the Company entered into a series of Purchase and Sale Agreements with Spring Lane for a total purchase price of $7.5 million for the sale of Series B membership interests owned by SHI. The capital was funded and used to help complete the substation interconnection and the final stages of Project Dorothy, Soluna’s flagship project in West Texas, and corporate operations and general expenses of Soluna. In this series of transactions, Spring Lane increased its stake in Soluna DVSL ComputeCo from approximately 32% to 85% and reduced SHI’s ownership from 68% to 15%.

In addition, on May 9, 2023, the Company’s indirect subsidiary Soluna DV ComputeCo, LLC (“DV”) completed a strategic partnership and financing with a special purpose vehicle, Navitas West Texas Investments SPV, LLC, (“Navitas”) organized by Navitas Global, to complete the second phase of the Dorothy Project (“Dorothy 1B”). Under a Contribution Agreement among the parties, the Company owned a substantially complete 25MW data center under construction, in which the Company had contributed capital expenditures for the data center. Navitas has initially contributed the initial installment of $4.5 million of a $10.8 cash commitment for the primary purpose of purchasing proprietary cryptocurrency miners and equipment necessary to put the Dorothy 1B Project into service.  As a result of the initial contribution, the Company owns 73.5% of DV and Navitas owns 26.5% of DV.  The Company expects Navitas to contribute the balance of the committed funds by the end of May 2023. At the completion of funding, Navitas will have a 49% membership interest in DV, and the Company will have a 51% membership interest in DV.

During the first quarter of 2023, the Company has entered into six separate promissory notes for a total of $900 thousand at an interest rate of 15%. In March 2023, we retired two of these promissory notes for a total of $300 thousand, and an additional $325 thousand was retired in April of 2023 leaving $275 thousand still outstanding, using proceeds from a subsequent placement of the December 5th Securities Purchase Agreement Offering.

For the first three months ended March 31, 2023, the Company has sold under-utilized miners and equipment, and continues to evaluate opportunities to sell more miners and equipment for fiscal year 2023. In addition to the proceeds from the foregoing transactions and together with the Company’s cash on hand for available use of approximately $4.6 million as of March 31, 2023, the Company will need additional capital raising activities, to meet its outstanding commitments relating to capital expenditures as of March 31, 2023 of $0.2 million and other operational needs, as well as additional needs during 2023 and management continues to evaluate different strategies to obtain financing to fund operations. However, management cannot provide any assurances that the Company will be successful in accomplishing additional financing or any of its other plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

The COVID-19 global pandemic has been unprecedented and unpredictable, and the impact is likely to continue to result in significant national and global economic disruption, which may adversely affect our business. Although the Company has experienced some minor impacts to the Project Dorothy builds due to disruptions in the global supply chain, the Company does not expect any material impact on our long-term strategic plans, our operations, or our liquidity due to the impacts of COVID-19. Further, various macroeconomic factors could adversely affect our business and the results of our operations and financial condition, including changes in inflation, interest rates and overall economic conditions. For instance, inflation could negatively impact the Company by increasing our labor costs, through higher wages and higher interest rates. If inflation or other factors were to significantly increase our business costs, our ability to develop our current projects may be negatively affected. Interest rates, the liquidity of the credit markets and the volatility of the capital markets could also affect the operation of our business and our ability to raise capital in order to fund our operations. However, the Company is actively monitoring this situation and the possible effects on our financial condition, liquidity, operations, suppliers, and the industry.

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 (“the Annual Report”).

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2022 has been derived from the Company’s audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2023 and March 31, 2022.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, SCI. All intercompany balances and transactions are eliminated in consolidation.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or net assets.

3. Accounts Receivable

Accounts receivables consist of the following at:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Data hosting	$142	53
Related party receivable	310	247
Other	-	20
Total	$452	$320

The Company’s allowance for doubtful accounts was $0 at both March 31, 2023 and December 31, 2022.

4. Property, Plant and Equipment

Property, plant and equipment consist of the following at:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Land	$52	$52
Land improvements	490	488
Buildings	6,048	6,351
Leasehold improvements	18	59
Vehicles	15	15
Computers and related software	3,686	7,248
Machinery and equipment	2,605	3,295
Office furniture and fixtures	22	22
Equipment held for sale	556	295
Construction in progress	26,998	26,175
	40,490	44,000
Less: Accumulated depreciation	(1,682)	(1,496)
	$38,808	$42,504

Depreciation expense was approximately $632 thousand and $4.3 million for the three months ended March 31, 2023, and the three months ended March 31, 2022, respectively.

On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, which resulted in a reportable disposition of all of the Company’s mining assets at the site and certain of the operating assets of Project Marie. The total net book value of the collateralized assets that were repossessed totaled approximately $3.4 million in which were written off the Company’s books in the first quarter of 2023, offsetting the outstanding loan.

In January 2023, the Company sold M20 and M21 miners for a loss on sale of equipment of approximately $82 thousand in which we received proceeds of $213 thousand for our M20 and M21 miners which were previously reported as held for sale as of December 31, 2022, in which had a net book value of $295 thousand. There were additional proceeds of $36 thousand in March 2023, in which resulted in a gain of approximately $3 thousand of scrap and other equipment.

During the three months ended March 31, 2023, the Company had impairment charges of approximately $209 thousand in which related to impairment of approximately $166 thousand power supply units (PSUs) at the Sophie location and $43 thousand for M31 miners in which were subsequently sold in April 2023, in which the Company wrote down the net book value to subsequent sale price. There were no impairment charges for the three months ended March 31, 2022.

Prior to March 31, 2023, the Company had a business opportunity to sell the M31 miners, in which were subsequently sold in April 2023, as such the Company recorded the net book value of $177 thousand as assets held for sale included within property, plant, equipment on the balance sheet due to a policy election. In addition, due to the closure of the Marie facility in February 2023, the Company had a net book value of approximately $379 thousand for tesseracts in which were also included as held for sale noted within property, plant and equipment as the Company is actively trying to sell the equipment within the next year.

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

i.

If, on or before June 30, 2022, SCI or Soluna Callisto directly or indirectly achieves at least 50 active MWs from one or more of three current projects as set forth in the Merger Agreement that satisfy the Cost Requirement as defined within the Merger Agreement, then the Merger Shares will be issued at an accelerated rate of 29,700 Merger Shares for each of such first 50 Active MW, such that the Merger Shares in respect of the remaining 100 Active MWs (if any) will be issued at a reduced rate of 14,850 Merger Shares per Active MW (as of March 31, 2023, the Company did not achieve this milestone);

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

On April 11, 2023, the Board has reviewed and approved the progress of SCI’s management team in qualifying facilities as Qualified Facilities and discussed an extension of the date in Section 2.7(a)(ii)(A) of the Merger Agreement to December 31, 2023, and an extension of the date in Section 2.7(a)(ii)(B) of the Merger Agreement to June 30, 2024.

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

6. Intangible Assets

Intangible assets consist of the following as of March 31, 2023:

(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Total

Strategic pipeline contract	$46,885	$13,284	$33,601
Assembled workforce	500	142	358
Patents	132	4	128
Total	$47,517	$13,430	$34,087

Intangible assets consist of the following as of December 31, 2022:

(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Total

Strategic pipeline contract	$46,885	$10,940	$35,945
Assembled workforce	500	117	383
Patents	110	6	104
Total	$47,495	$11,063	$36,432

Amortization expense for the three months ended March 31, 2023 and March 31, 2022 was approximately $2.4 million and $2.4 million.

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

The Company expects to record amortization expense of intangible assets over the next five years and thereafter as follows:

(Dollars in thousands)

Year	2023
2023 (remainder of the year)	$7,113
2024	9,483
2025	9,483
2026	7,904
2027	6
Thereafter	98
Total	$34,087

7. Income Taxes

During the three months ended March 31, 2023 and 2022, the Company’s effective income tax rate was 9.66% and 0%. The projected annual effective tax rate is less than the Federal statutory rate of 21%, primarily due to the change in the valuation allowance, as well as changes to estimated taxable income for 2023 and permanent differences. There was $547 and $547 thousand deferred income tax benefit for the three months ended March 31, 2023 and 2022.

In connection with the strategic contract pipeline acquired in the Soluna Callisto acquisition as further discussed in Note 5, ASC 740-10-25-51 requires the recognition of a deferred tax impact of acquiring an asset in a transaction that is not a business combination when the amount paid exceeds the tax basis on the acquisition date. As such, the Company is required to adjust the value of the strategic contract pipeline by approximately $10.9 million at inception date, in which was recorded as a deferred tax liability and this amount will be amortized over the life of the asset. For the three months ended March 31, 2023 and 2022, the Company amortized $547 thousand.

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

The Company believes that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. The Company based the estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. In the event that actual results differ from these estimates, or the Company adjusts these estimates in future periods, the Company may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. The valuation allowance was $31.2 million and $30.7 million on March 31, 2023 and December 31, 2022, respectively. We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowance on a quarterly basis.

8. Debt

Convertible Notes Payable

Debt consists of the following

(dollar in thousands):

	Maturity Date	Interest Rate	March 31, 2023	December 31, 2022
Convertible Note	**July 25, 2024	*18%	$10,386	$12,254
Less: debt discount			-	-
Less: discount from issuance of warrants			116	475
Less: debt issuance costs			-	42
Total convertible notes, net of discount and issuance costs			$10,270	$11,737

*	Default interest was waived on March 10, 2023
**	On May 11, 2023, the October Secured Notes were extended to July 25, 2024

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

On September 13, 2022, the Company and the Noteholders entered into an agreement further amending the Addendum (the “Addendum Amendment”), which among other matters, extended the Maturity Date of the October Secured Notes by six months to April 25, 2023, and increased the principal amount of the October Secured Notes by an aggregate of $520,241 for a total outstanding principal amount of $13,006,022. Also pursuant to the Addendum Amendment, $1.0 million previously deposited by the Company and held in escrow pursuant to the Addendum, was released back to the Company upon signing of the Addendum Amendment; however, on or before October 17, 2022, the Company (i) must deposit $1,000,000 into escrow as the Third Deposit, (ii) will not be required to make the second deposit of $1,950,000 pursuant to the Addendum and the Addendum Agreement, or redeem the first tranche of October Secured Notes. Additionally, the First Reconcile Date was extended to October 12, 2022. The Company gave notice to the Noteholders on October 10, 2022 that the Company would be conducting an equity financing. This in turn paused the commencement of (a) the Second Conversion and the Second Reconcile Date, and (b) the Third Conversion and the Third Reconcile Date, in each case, for forty-five (45) Trading Days, each as defined in the Addendum. This also had the effect of pausing the Company’s requirement to make the Third Deposit of $1,000,000 under the October Purchase Agreement as amended by the Addendum, for 45 Trading Days. The 45-day trading window opened on December 20, 2022 to allow the Noteholders to apply the 20% discount to the 5-day VWAP of the Company’s stock. In addition, pursuant to the Addendum Agreement, the Company issued to the Noteholders (i) 430,564 shares of the common stock (“New Shares”) in exchange for the Class B warrants, (ii) Class D common stock purchase warrants to purchase up to an aggregate of 1,000,000 shares of common stock at an exercise price of $3.50 per share, (iii) Class E common stock purchase warrants to purchase up to an aggregate of 1,000,000 shares of common stock at an exercise price of $4.50 per share, (iv) Class F common stock purchase warrants to purchase up to an aggregate of 1,000,000 shares of common stock at an exercise price of $5.50 per share, and (v) Class G common stock purchase warrants to purchase up to an aggregate of 1,000,000 shares of common stock at an exercise price of $7.50 per share (together, the “New Warrants”). The New Warrants are exercisable immediately and have exercise period of 5 years from the issuance date.

Pursuant to the Addendum, between July 21, 2022 to August 3, 2022, the October Secured Notes with an aggregate principal amount of $1,100,000 converted into 293,350 shares of common stock, at the conversion price of $3.75. Pursuant to the Addendum and Addendum Amendment, the Company evaluated whether the new addendums qualified as debt modification or debt extinguishment, and based on ASC 470, Debt, the Company determined the Addendum and Addendum Amendment to fall under Debt Extinguishment and the Company would be required to fair value the new debt, and in turn write off the existing debt on the books. Based on the Company’s assessment, an extinguishment of debt of approximately $12.8 million was recorded in July and September of 2022 based on the Addendum and Addendum Amendment, the October Secured Notes had an aggregate principal amount of approximately $13.0 million and a fair value of approximately $14.1 million outstanding after the debt extinguishment. The fair value of the New Warrants issued to the Noteholders was approximately $8.6 million and recorded as part of the loss on extinguishment of debt. The residual fair value of the New Warrants issued to non-lenders was $892 thousand and was recorded as equity with the offset as debt discount against the residual proceeds, in which $776 thousand has been amortized through March 31, 2023, in which $358 thousand related to the three months ended March 31, 2023. All the original debt issuance costs were written off with the extinguishment of the debt, and with the Addendum Amendment. As of the year ended December 31, 2022, the Company had to fair value the outstanding debt, in which it was determined to be approximately $12.3 million of a principal outstanding balance of approximately $13.0 million, in which the change in valuation compared to September 2022 when the Company had an extinguishment recorded, was recorded as a revaluation gain for the year ended December 31, 2022.

For the three months ended March 31, 2023, the Company had approximately $1.4 million of note conversions with the Noteholders, therefore reducing the outstanding principal balance to approximately $11.6 million as of March 31, 2023. The Company also performed a fair value assessment in which the value of the convertible notes was determined to be approximately $10.4 million, therefore a revaluation gain was recorded for the three months ended March 31, 2023 between the fair value of the notes as of December 31, 2022, less conversions for the first three months of fiscal year 2023, to fair value as of March 31, 2023.

On April 24, 2023, the Company reached agreement with the holders of the outstanding Convertible Notes to extend the maturity thereof until May 25, 2023. On May 11, 2023, the Company entered into a Second Amendment Agreement (the “Second Amendment”) with the holders of its October Secured Notes to extend the maturity date of the October Secured Notes to July 25, 2024.

In connection with the Second Amendment, the Company paid an extension fee of $250,000 and increased the principal amount of the outstanding Notes by 14%. The Company also issued 6,000,000 new Class A warrants exercisable at $0.50 and 2,000,000 new Class B warrants exercisable at $0.80. See Note 18 for further details.

Following the debt extinguishment on July 19, 2022 as noted further above, the Convertible Notes will be accounted for under the fair value method on a recurring basis upon issuance (e.g., upon execution of the Addendum) per guidance within ASC 480, and at each subsequent reporting period, with changes in fair value reported in earnings. Although the Notes are not being accounted for under 825-10, the substance of the debt is considered to be the same and is therefore considered outside the scope of ASC 470-60. As such, the Company performed a fair value analysis of the Convertible Notes. For the year-ended December 31, 2022 and quarter-ended March 31, 2023, the Company had Monte Carlo simulations run-out for the expected conversion dates of the Convertible Notes using risk free rates, annual volatility, daily trading volumes, likely conversion profiles, and other assumptions based on principal and accrued interest as of the period ends. The Company determined the fair value of the Convertible Notes uses certain Level 3 inputs.

Changes in Level 3 Financial Liabilities Carried at Fair Value

(in thousands)
Balance, July 19, 2022 (date of Addendum of convertible notes)	$14,610
Conversions of debt	(1,100)
Total revaluation loss	597
Balance, September 13, 2022	14,107
Total revaluation gains	(1,853)
Balance, December 31, 2022	$12,254
Conversions of debt (January 2023- March 2023)	(1,395)
Total revaluation gains	(473)
Balance March 31, 2023	$10,386

In accordance with the most favored nation provision (“MFN Provision”), following the issuance of the December 2022 Shares and the December 2022 Warrants, we reduced the conversion price of the October Secured Notes to $0.76 per share. We held a special meeting on March 10, 2023 of our stockholders for the purpose of obtaining stockholder approval for a reduction in the conversion price of the October Secured Notes, subject to a conversion price floor of $0.30 per share, which amount represented the closing price of our Common Stock on the Nasdaq Stock Market on January 3, 2023, the first trading day of the 2023 fiscal year.

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

The events of default stated in the Notice of Acceleration and Repossession defined below with NYDIG Financing constituted a cross-default under the terms of secured convertible notes issued to the Noteholders. In addition to such cross-default, the failure of the Company pursuant to the Addendum dated as of July 19, 2022, to escrow an aggregate amount of $950,000 for the benefit of the Noteholders by December 21, 2022, constituted an event of default under the Notes. Due to the defaults noted, the Company did not enter into the second and third tranche of conversions. As such, beginning on November 30, 2022, the Company has been accruing interest of 18% per annum on the outstanding principal amount due to the default which amounted to $617 thousand as of March 10, 2023. On March 10, 2023, the Company entered into a Second Addendum Amendment with the Noteholders, in which the Company paid the accumulated default accrued interest of $617 thousand through the Company’s restricted escrow accounts and contemporaneously with the payment, the Noteholders waived all existing events of default arising under the convertible notes.

Promissory Notes

	Maturity Dates	Interest Rate	March 31, 2023
Promissory note issuances	November 3 & 10, 2023	15%	$900
Less: principal promissory note repayment			(300)
Outstanding principal outstanding as of March 31, 2023			600
Plus: interest expense accrued			13
Total promissory notes, including accrued interest expense outstanding			$613

The Company has issued six promissory notes to certain holders totaling an aggregate principal balance of $900 thousand in which were issued in $300 thousand increments on January 13, 2023, February 3, 2023, and February 10, 2023. Each of the promissory notes accrue at an interest rate of 15% per annum, and each note matures within nine months subsequent its issuance. On March 24, 2023, the Company issued to the holders of the promissory notes on January 13, 2023, 1,337,916 shares of common stock in satisfaction of the repayment of $300 thousand in principal plus accrued and unpaid interest of $9 thousand and other charges thereon of $92 thousand in which were included as part of interest expense, at the same price per share as the agreed upon share price conversion rate noted in relation to the December 5, 2022 SPA amendment on February 9, 2023, and approved during the Special Shareholders Meeting on March 10, 2023.

Subsequent to three months ended March 31, 2023, on April 4, 2023, the Company issued to the holders of the promissory notes on February 3, 2023 and February 10, 2023, 1,466,710 shares of common stock in satisfaction of the February 3, 2023 promissory note and partial satisfaction of the February 10, 2023 promissory note a total repayment of $325 thousand in principal plus accrued and unpaid interest of $10 thousand and other charges thereon of $105 thousand in which were included as part of interest expense, at the same price per share as the agreed upon share price conversion rate noted in relation to the December 5, 2022 SPA amendment on February 9, 2023, and approved during the Special Shareholders Meeting on March 10, 2023.

NYDIG Financing

	Maturity Dates	Interest Rate	March 31, 2023	December 31, 2022
NYDIG Loans #1-11	April 25, 2023 thru January 25, 2027*	12% thru 15%	$10,546	$14,387

Less: principal payments			—	3,841
Less: repossession of collateralized assets			3,388	-
Total outstanding debt			$7,158	$10,546

*	Due to event of default- the entire NYDIG Financing became current, see note below.

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

The NYDIG Notice states that (a) Borrower failed to observe or perform certain covenants, conditions or agreements contained in the Master Agreement and such failure continued unremedied for a period of ten days after Borrower’s knowledge of such breach, which resulted in an event of default under the Master Agreement, and (b) Borrower defaulted under the guaranty, collateral agreement, or other support agreement, which resulted in an event of default under the Master Agreement. In addition, the NYDIG Notice states that Borrower failed to pay certain payments of principal and interest under the Master Agreement when due, which failure also constituted an event of default under the Master Agreement. As a result of the foregoing events of default, and pursuant to the Master Agreement, NYDIG (x) declared the principal amount of all loans due and owing under the Master Agreement and all accompanying Loan Documents (as defined in the Master Agreement) to be due and immediately payable, (y) imposed a default rate of interest on any outstanding principal amount of each loan (together with all then unpaid interest accruing thereon) and all other obligations under the Master Agreement and the Loan Documents, and (z) demanded the return of all equipment subject to the Master Agreement and the Loan Documents. As such, the principal balance of $10.5 million became due immediately and the Borrower was to bear interest, at a rate per annum equal to 2.0% plus the rate per annum otherwise applicable to such obligations set forth in the Master Agreement. Also, as the Company was not able to obtain a waiver, the outstanding deferred financing costs were written off. As of December 31, 2022, the Borrower had incurred accrued interest and penalty of approximately $274 thousand. On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, and repossessed the collateralized assets that totaled approximately $3.4 million, in which offset the outstanding loan balance. Additionally, NYDIG has stated its intention to pursue SCI, the parent company of Guarantor, under a piercing of the corporate veil claim relating to Defendants’ debts and liabilities under the loan documents. SCI denies any such liability and has filed a complaint for a declaratory judgment against NYDIG in the Eighth Judicial District Court in Clark County, Nevada on March 16, 2023 seeking a declaratory judgment as to such matter.

Line of Credit

On September 15, 2021, the Company entered into a $1.0 million unsecured line of credit with KeyBank National Association (“KeyBank”), that will, among other things, allow the Company to request loans and to use the proceeds of such loans for working capital and other general corporate purposes (the “KeyBank facility”). The line of credit bears interest at a rate of Prime + 0.75% per annum (8.5% interest rate as of March 31, 2023). Accrued interest is due monthly and principal is due in full following KeyBank’s demand. As of January 1, 2022, the entire line of credit of $1.0 million was drawn and outstanding. As of March 31, 2023, $865 thousand of the original $1.0 million outstanding balance has been paid down; therefore $135 thousand of the amount drawn under the line of credit remained outstanding. The Company has been repaying weekly principal on the KeyBank facility since the beginning of September 2022. As of the date of this report, the Company has paid down the remaining $135 thousand that was outstanding. The Company does not plan to draw down on the line of credit in the foreseeable future. In addition, future drawdowns may require pre-approval by KeyBank.

9. Stockholders’ Equity

Preferred Stock

The Company has two series of preferred stock outstanding: the Series A Preferred Stock, with a $25.00 liquidation preference; and the Series B Convertible Preferred Stock, par value $0.0001 per share, with a stated value equal to $100.00 (the “Series B Preferred Stock”). As of March 31, 2023 and December 31, 2022, there were 3,061,245 shares of Series A Preferred Stock issued and outstanding, respectively, and as of March 31, 2023 and December 31, 2022 there was 62,500 shares of Series B Preferred Stock issued and outstanding, respectively.

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

Common Stock

The Company has one class of common stock, par value $0.001 per share. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. As of March 31, 2023 and December 31, 2022, there were 25,414,646 and 18,694,206 shares of common stock issued and outstanding, respectively.

Dividends

Pursuant to the Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock of the Company, dividends, when, as and if declared by the Board (or a duly authorized committee of the Board), will be payable monthly in arrears on the final day of each month, beginning August 31, 2021. During the year ended December 31, 2022, the Board declared and paid the Company aggregate dividends on the shares of Series A Preferred Stock of approximately $3.9 million, respectively. The Board of Directors had not declared any Series A Preferred Stock dividends beginning October 2022 through the date of this report, as such the Company has accumulated approximately $1.7 million of dividends in arrears on the Series A Preferred Stock through December 31, 2022. An additional $1.7 million of dividends in arrears on the Series A Preferred Stock has been accumulated for a total of approximately $3.4 million in dividend in arrears.

The Company’s Series B Preferred Stock includes a 10% accruing dividend compounded daily for 12 months from the original issue date of July 20, 2022 that may be paid in cash or stock at the Company’s option at the earlier of (i) the date the Series B Preferred Stock is converted, or (ii) the Series B Dividend Termination Date. As of March 31, 2023 and December 31, 2022, the Company has accrued $367 thousand and $236 thousand for dividend payable for the Series B preferred stock.

Reservation of Shares

The Company had reserved common shares for future issuance as follows as of March 31, 2023:

Stock options outstanding	1,309,789
Restricted stock units outstanding	1,007,992
Warrants outstanding	12,867,338
Common stock available for future equity awards or issuance of options	2,656,448
Number of common shares reserved	17,841,567

The Company also notes that as of March 31, 2023, there are 1,100,839 Series A preferred stock available for future equity awards under the 2021 Plan.

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

The Company notes as continuing operations was in a Net loss for the three months ended March 31, 2023 and 2022, as such basic and diluted EPS is the same balance as continuing operations acts as the control amount in which would cause antidilution. Not included in the computation of earnings per share, assuming dilution, for the three months ended March 31, 2023, were options to purchase 1,309,789 shares of the Company’s common stock, 1,007,992 nonvested restricted stock units, and 12,867,338 outstanding warrants not exercised. These potentially dilutive items were excluded because the calculation of incremental shares resulted in an anti-dilutive effect.

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

10. Commitments and Contingencies

Commitments:

Leases

The Company determines whether an arrangement is a lease at inception. The Company and its subsidiaries have operating leases for certain manufacturing, laboratory, office facilities and certain equipment. The leases have remaining lease terms one year to less than ten years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of March 31, 2023 and December 31, 2022, the Company has no assets recorded under finance leases.

Lease expense for these leases is recognized on a straight-line basis over the lease term. For the three months ended March 31, total lease costs are comprised of the following:

(Dollars in thousands)	Three Months Ended March 31,
	2023	2022
Operating lease cost	$56	$50
Short-term lease cost	—	—
Total net lease cost	$56	$50

Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

Other information related to leases was as follows:

(Dollars in thousands, except lease term and discount rate)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Weighted Average Remaining Lease Term (in years):
Operating leases	4.43	2.14

Weighted Average Discount Rate:
Operating leases	7.91%	3.83%

Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$54	$49

Non-Cash Activity Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$397	$—

Maturities of noncancellable operating lease liabilities are as follows for the quarter ending March 31:

(Dollars in thousands)
2023
2023 (remainder of year)	$181
2024	242
2025	79
2026	29
2027	29
Thereafter	145
Total lease payments	705
Less: imputed interest	(121)
Total lease obligations	584
Less: current obligations	205
Long-term lease obligations	$379

As of March 31, 2023, there were no additional operating lease commitments that had not yet commenced.

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

NYDIG filed a complaint against a subsidiary of Company, Soluna MC Borrowing 2021-1, LLC (“Borrower”) and Soluna MC, LLC, as Guarantor (“Guarantor”), and together with Borrower, (“Defendants”) in Marshall Circuit Court of the Commonwealth of Kentucky on December 29, 2022 regarding a series of loans made by NYDIG to Borrower pursuant to a master equipment finance agreement that were secured by certain assets of Borrower and guaranteed by Guarantor pursuant to a written guaranty agreement executed by Guarantor. The Court issued on February 15, 2023 an agreed order granting NYDIG’s motion for writ of possession which, among other things, ordered parties to provide NYDIG access to the collateral described therein and preserved the rights of NYDIG to pursue a deficiency judgment against the Defendants. Also on February 15, 2023, the Defendants filed their answer and affirmative defenses in this proceeding. The Defendants believe that NYDIG has liquidated some of the collateral securing the loans and anticipate that NYDIG will complete the liquidation of collateral and continue to prosecute the complaint to obtain a judgment against the Defendants. Additionally, NDYIG has stated its intention to pursue SCI, the parent company of Guarantor, under a piercing of the corporate veil claim relating to Defendants’ debts and liabilities under the loan documents. SCI denies any such liability and has filed a complaint for a declaratory judgment against NYDIG in the Eighth Judicial District Court in Clark County, Nevada on March 16, 2023 seeking a declaratory judgment as to such matter

11. Related Party Transactions

MeOH Power, Inc.

On December 18, 2013, MeOH Power, Inc. and the Company executed a Senior Demand Promissory Note (the Note) in the amount of $380 thousand to secure the intercompany amounts due to the Company from MeOH Power, Inc. upon the deconsolidation of MeOH Power, Inc. Interest accrues on the Note at the Prime Rate in effect on the first business day of the month, as published in the Wall Street Journal. At the Company’s option, all or part of the principal and interest due on this Note may be converted to shares of common stock of MeOH Power, Inc. at a rate of $0.07 per share. Interest began accruing on January 1, 2014. The Company recorded a full allowance against the Note. As of March 31, 2023 and December 31, 2022, $346 thousand and $342 thousand, respectively, of principal and interest are available to convert into shares of common stock of MeOH Power, Inc. Any adjustments to the allowance are recorded as miscellaneous expense during the period incurred.

Legal Services

During the three months ended March 31, 2023 and 2022, the Company incurred $1 thousand and $1 thousand, respectively, to Couch White, LLP for legal services associated with contract review. A partner at Couch White, LLP is an immediate family member of one of our Directors.

Employee Receivables

Certain employees have a receivable due to the Company based on their stock-based awards, in which $120 thousand and $120 was outstanding as of March 31, 2023 and December 31, 2022. The balance is currently presented as $30 thousand and $26 thousand within Prepaid and other assets as of March 31, 2023 and December 31, 2022 and $90 thousand and $94 thousand, respectively within Other long-term assets on the condensed financial statements.

HEL Transactions

As discussed above, on October 29, 2021, the Company completed the Soluna Callisto acquisition pursuant to the Merger Agreement. The purpose of the transaction was for SCI to acquire substantially all of the assets (other than those assets physically located in Morocco) formerly held by HEL, which assets consisted of SCI’s existing pipeline of certain cryptocurrency mining projects that HEL previously transferred to SCI, which was formed expressly for this purpose, and to provide SCI with the opportunity to directly employ or retain the services of four individuals whose services it had retained through HEL prior to the merger. As a result of the merger, each share of common stock of Soluna Callisto issued and outstanding immediately prior to the effective time of the merger, other than shares owned by the Company or any of our subsidiaries, was cancelled and converted into the right to receive a proportionate share of the Merger Consideration.

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

Four of the Company’s directors have various affiliations with HEL.

Michael Toporek, the former Chief Executive Officer, and current Executive Director of the Company, owns (i) 90% of the equity of Soluna Technologies Investment I, LLC, which owns 57.9% of HEL and (ii) 100% of the equity of MJT Park Investors, Inc., which owns 3.1% of HEL, in each case, on a fully diluted basis. Mr. Toporek does not own directly, or indirectly, any equity interest in Tera Joule, LLC, which owns 9.2% of HEL; however, as a result of his 100% ownership of Brookstone IAC, Inc., which is the manager of Tera Joule, LLC, he has dispositive power over the equity interests that Tera Joule owns in HEL.

In addition, one of the Company’s directors, Matthew E. Lipman, serves as a director and currently acting as President of HEL. Mr. Lipman does not directly own any equity interest in Tera Joule, LLC, which owns 9.2% of HEL; however, as a result of his position as a director and officer of Brookstone IAC, Inc., which is the manager of Tera Joule, LLC, he has dispositive power over the equity interests that Tera Joule owns in HEL. As a result, the approximate dollar value of the amount of Mr. Toporek’s and Mr. Lipman’s interest in the Company’s transactions with HEL for the three months ended March 31, 2023 was $0 and $0.

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

The Company owned approximately 1.79% of HEL, calculated on a converted fully diluted basis, as of March 31, 2023 and December 31, 2022. The Company may enter into additional transactions with HEL in the future.

12. Stock Based Compensation

2023 Plan

The 2023 Plan was adopted by the Board on February 10, 2023 and approved by the stockholders on March 10, 2023. The 2023 Plan sets the number of shares of our Common Stock reserved for issuance thereunder, on a quarterly basis, to 9.75% of the shares of our Common Stock outstanding on the measurement date. Subject to certain adjustments as provided in the 2023 Plan, the maximum aggregate number of shares of our Common Stock that may be issued under the 2023 Plan (excluding the number of shares of our Common Stock subject to Specified Awards (as defined below)) (i) pursuant to the exercise of stock options, (ii) as unrestricted or restricted Common Stock, and (iii) in settlement of RSUs shall be limited to, beginning with the first quarter of our fiscal year ending December 31, 2023 (or January 1, 2023), 9.75% of the number of shares of our Common Stock outstanding as of the first trading day of each quarter. Subject to certain adjustments as provided in the 2023 Plan, (i) shares of our Common Stock subject to the 2023 Plan shall include shares of our Common Stock which revert back to the 2023 Plan in a prior quarter pursuant to the paragraph below, and (ii) the number of shares of our Common Stock that may be issued under the 2023 Plan may never be less than the number of shares of our Common that are then outstanding under (or available to settle existing) 2023 Plan Award grants.

2021 Plan

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

During the three months ended March 31, 2023, the Company awarded 500,000 restricted stock units under the 2021 Plan, valued at $0.2986 per share based on the closing market price of the Company’s common stock on the date of the grant. The restricted stock units will vest during May 2023.

During the three months ended March 31, 2022, the Company awarded 417,924 restricted stock units under the Amended 2021 Plan, valued at $9.25 through $10.79 per share based on the closing market price of the Company’s common stock on the date of the grant, with a weighted average fair value of $10.38. 306,500 shares of Common Stock subject vest as follows: 37% vests 12 months from the date of the grant, 33% vests 24 months from the date of the grant, and 30% vests 36 months from the date of the grant, in each case subject to the reporting person remaining in the service of the issuer on each such vesting date. 64,494 shares of Common Stock subject to vest as follows: 25% of such restricted stock units shall vest after six months of the award, and the remaining shares shall vest ratably over the succeeding 36-month period, with (1/36) of such vesting on the last day of each such calendar month. The remaining 46,930 shares of Common Stock are performance-based awards that will vest in the following year in January based on approval of the Board of Directors based on achievement of key performance objectives.

13. Effect of Recent Accounting Updates

Accounting Updates Effective for fiscal year 2023

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

In June 2016, the FASB issued ASU 2016-13 (Financial Instruments - Credit Losses (Topic 326)) and its subsequent amendments to the initial guidance within ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11 and ASU 2020-02, respectively (collectively, Topic 326). Topic 326 changes how entities will measure credit losses for most financial assets and certain other instruments that are not accounted for at fair value through net income. This standard replaces the existing incurred credit loss model and establishes a single credit loss framework based on a current expected credit loss model for financial assets carried at amortized cost, including loans and held-to- maturity debt securities. The current expected loss model requires an entity to estimate credit losses expected over the life of the credit exposure upon initial recognition of that exposure when the financial asset is originated or acquired, which will generally result in earlier recognition of credit losses. This standard also requires expanded credit quality disclosures. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. This standard also simplifies the accounting model for purchased credit-impaired debt securities and loans. This standard will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. ASU 2019-04 clarifies that equity instruments without readily determinable fair values for which an entity has elected the measurement alternative should be remeasured to fair value as of the date that an observable transaction occurred. ASU 2019-05 provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. This standard should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. This standard will be effective for the Company for annual and interim reporting periods beginning on or after December 15, 2022, and while early adoption is permitted, the Company does not expect to elect that option. This standard has been adopted as of January 1, 2023, and did not have any impact for the Company’s operations. The Company will continue to evaluate if any changes occur subsequently in fiscal year 2023 and properly record and disclose in relation to Topic 326.

There have been no other significant changes in the Company’s reported financial position or results of operations and cash flows as a result of its adoption of new accounting pronouncements or changes to its significant accounting policies that were disclosed in its condensed consolidated financial statements for the three months ended March 31, 2023.

14. Discontinued Operations

As described in Note 1, the Company entered into a Stock Purchase Agreement with Purchaser, pursuant to which the Company sold on April 11, 2022 all of the issued and outstanding shares of capital stock of its wholly-owned subsidiary, MTI Instruments for approximately $9.0 million in cash, net of transaction costs. For fiscal year 2022 and 2023, our Instrumentation business segment was classified as discontinued operations in our financial statements for all periods presented. The Company incurred approximately a $7.5 million pretax gain on sale of MTI Instruments for the year ended December 31, 2022, in which they did not receive until the second quarter of fiscal year 2022. The Company’s condensed consolidated balance sheets and condensed consolidated statements of operations report discontinued operations separate from continuing operations. The Company’s condensed consolidated statements of equity and statements of cash flows combine continuing and discontinued operations.

Set forth below are the results of the discontinued operations:

(Dollars in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Product revenue	$-	$1,640
Cost of sales	-	561
Research and development	-	369
Selling, general, and administrative	-	484
Net income (loss) from discontinued operations	$-	$226

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

15. Project Marie

As previously disclosed in Footnotes 4 and 8, on December 20, 2022, Soluna MC Borrowing 2021-1 LLC (“Borrower”), an indirect wholly owned subsidiary of Soluna Holdings, Inc. (the “Company”), received a Notice of Acceleration and Repossession (the “NYDIG Notice”) from NYDIG ABL LLC (“NYDIG”) with respect to the Master Equipment Finance Agreement, dated as of December 30, 2021 (the “MEFA”), by and between Borrower and NYDIG. The NYDIG Notice states that (a) Borrower failed to observe or perform certain covenants, conditions or agreements contained in the MEFA and such failure continued unremedied for a period of ten days after Borrower’s knowledge of such breach, which resulted in an event of default under the MEFA, and (b) Borrower defaulted under the guaranty, collateral agreement, or other support agreement, which resulted in an event of default under the MEFA. In addition, the NYDIG Notice states that Borrower failed to pay certain payments of principal and interest under the MEFA when due, which failure also constituted an event of default under the MEFA. As a result of the foregoing events of default, and pursuant to the MEFA, NYDIG (x) declared the principal amount of all loans due and owing under the MEFA and all accompanying Loan Documents (as defined in the MEFA) to be due and immediately payable, (y) imposed a default rate of interest on any outstanding principal amount of each loan (together with all then unpaid interest accruing thereon) and all other obligations under the MEFA and the Loan Documents, and (z) demanded the return of all equipment subject to the MEFA and the Loan Documents.

The assets which secure the MEFA represent substantially all of the Company’s mining assets at the site and certain of the operating assets of Project Marie, a 20 MW facility located in Kentucky. The obligations of Borrower under the MEFA and reflected in the NYDIG Notice are ring-fenced to Borrower and its direct parent company, Soluna MC LLC. The Company is not a party to any guaranty, collateral agreement or other support agreement with or for the benefit of NYDIG. For the year ended December 31, 2022, the principal balance of $10.5 million became due immediately and the Borrower was to bear interest, at a rate per annum equal to 2.0% plus the rate per annum otherwise applicable to such obligations set forth in the Master Agreement. As of March 31, 2023, the Company reduced the outstanding debt by the repossessed collateralized assets net book value of $3.4 million, reducing the debt outstanding to $7.1 million as of March 31, 2023. Also, as the Company was not able to obtain a waiver, the outstanding deferred financing costs were written off. As of March 31, 2023 and December 31, 2022, the Borrower had incurred accrued interest and penalty of approximately $651 thousand and $274 thousand.

On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, which resulted in a reportable disposition of all of the Company’s mining assets at the site and certain of the operating assets of Project Marie. The total net book value of the collateralized assets that were repossessed totaled $3.4 million in which were written off the Company’s books for the three months ended March 31, 2023, with an offset to the outstanding loan. Additionally, NDYIG has stated its intention to pursue SCI, the parent company of Guarantor, under a piercing of the corporate veil claim relating to Defendants’ debts and liabilities under the loan documents. SCI denies any such liability and has filed a complaint for a declaratory judgment against NYDIG in the Eighth Judicial District Court in Clark County, Nevada on March 16, 2023 seeking a declaratory judgment as to such matter. In a related development, also on February 23, 2023, the Borrower received a notice of termination of the Management and Hosting Services Agreement with CC Metals and Alloys, LLC. As a result of this action and certain other characteristics of the facility, the Company elected to shut down the Marie facility. The Company believes it will maximize its profits and return on assets by concentrating its personnel and capital on its Dorothy Facility.

With the notice of termination of the Management and Hosting Services from CCMA, the Company notes that this event triggered the impairment of the remaining fixed assets at the Marie facility for the year ended December 31, 2022. Based on the closure of operations on Project Marie, the Company performed an impairment analysis and determined that approximately $2.4 million of equipment and leasehold approvements associated with Project Marie that were not attached with the repossession of NYDIG collateralized assets were impaired as of the year-ended December 31, 2022. As of March 31, 2023, Project Marie had a remaining net book value of $632 thousand relating to the fixed assets not attached with the NYDIG repossession, in which $557 thousand is held for sale.

For the first quarter of 2023, the Company assessed whether the abandonment of the Project Marie facility qualified for the classification of discontinued operations under ASC 205-20-45-1B and 1C. A disposal of a component of an entity or a group of components of an entity shall be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs:

a. The component of an entity or group of components of an entity meets the criteria in paragraph 205-20-45-1E to be classified as held for sale.

b. The component of an entity or group of components of an entity is disposed of by sale.

c. The component of an entity or group of components of an entity is disposed of other than by sale in accordance with paragraph 360-10-45-15 (for example, by abandonment or in a distribution to owners in a spinoff).

As such, the Company deemed that criteria c was applicable as the Project Marie facility was abandoned and ceased further operations beginning on February 23, 2023. However, to qualify for reporting as discontinued operations, it must represent a strategic shift. Per ASC 205-20-45-1C, examples of a strategic shift that has (or will have) a major effect on an entity’s operations and financial results could include a disposal of a major geographical area, a major line of business, a major equity method investment, or other major parts of an entity. A strategic shift implies that the disposal must result from a change in the way management had intended to run the business. Management does not believe the closure of Project Marie represented a strategic shift as the Company still fully intends to manage operations through data hosting with customers and proprietary mining arrangements for future pipelines, as such the strategic shift criteria was not met and will not qualify as discontinued operations.

However, per ASC 360-10-50-3A, in addition to the disclosures in paragraph 360-10-50-3, if a long-lived asset (disposal group) includes an individually significant component of an entity that either has been disposed of or is classified as held for sale and does not qualify for presentation and disclosure as discontinued operation, a public business entity shall disclose the pretax profit or loss of the individually significant component of an entity for the period in which it is disposed of or is classified as held for sale and for all prior period that are presented in the statement where net income is reported in accordance with ASC 205-20-45-6 through 45-9.

Set forth below are the results of Project Marie:

(Dollars in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022

Cryptocurrency mining revenue	$769	$3,488
Data hosting revenue	276	1,504
Total revenue	1,045	4,992
Operating costs:
Cost of cryptocurrency mining revenue, exclusive of depreciation	801	1,332
Depreciation costs associated with cryptocurrency mining	122	2,127
Data hosting costs	214	1,138
General and administrative expense	286	74
Impairment on fixed assets	43	-
Operating (loss) gain	(421)	321
Interest expense	(377)	(366)
Gain on sale of fixed assets	12	-
Net loss before income taxes	$(786)	$(45)

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

Soluna evaluated this legal entity under ASC 810, Consolidations and determined that DVSL is a variable interest entity that should be consolidated into Soluna, with a non-controlling interest recorded to account for Spring Lane’s equity ownership of the Company. Soluna has a variable interest in DVSL. The entity was designed by Soluna to create an entity for outside investors to invest in specific projects. The creation of this entity resulted in Soluna, through its equity interest in DVSL, absorbing operational risk that the entity was created to create and distribute, resulting in Soluna having a variable interest in DVSL.

On March 10, 2023, the Company along with Devco, and Soluna DVSL ComputeCo, LLC, a Delaware limited liability company (the “Project Company”) entered into a Purchase and Sale Agreement (the “Purchase and Sale Agreement”) with Soluna SLC Fund I Projects Holdco, LLC, a Delaware limited liability company (“Spring Lane”) that is wholly owned indirectly by Spring Lane Management LLC. The Project Company is constructing a modular data center with a peak demand of 25 megawatts (the “Dorothy Phase 1A Facility”).

Under a series of transactions in February 2023 and March 2023, culminating in the March 10, 2023 Purchase and Sale Agreement, the Company sold to Spring Lane certain Class B Membership Interests for a purchase price of $7,500,000 (the “Sale”). After giving effect to the Sale, the Company owned 6,790,537 Class B Membership Interests (constituting 14.6% of the Class B Membership Interests) and Spring Lane owns 39,791,988 Class B Membership Interests (constituting 85.4% of the Class B Membership Interests). The cash portion of the purchase price paid by Spring Lane to the Company was $5,770,065, which represented the purchase price of $7,500,000 less the Company’s pro rata share of certain contributions funded entirely by Spring Lane in the earlier portion of this series of transactions occurring during February 2023 and March 2023. As a further part of these transactions, the parties agreed that from January 1, 2023 onwards, Soluna would bear only 14.6% of the costs relating to the construction and operation of the Dorothy Phase 1A Facility, compared to its 67.8% share until that time, including during the calendar year 2022. After Spring Lane Capital realizes an 18% Internal Rate of Return hurdle on its investments, the Company retains the right to 50% of the profits on Soluna DVSL ComputeCo. In connection with the Spring Lane transactions and agreements, Soluna DV Services, LLC. will be providing the operations and maintenance services to Soluna DVSL ComputeCo, LLC. Soluna DV Services, LLC expects to receive a margin of 20% for services rendered.

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

As of January 1, 2023, there were no changes in the Limited Liability Agreement of the Company other than those related to incorporating the new investment and the purpose and design of the Company has not changed. The Company evaluated the power and benefits concepts under ASC 810 to determine whether the change in investment of Class B memberships would change the consolidation of the DVSL, and the Company concluded that, after the additional investment by Spring Lane, Soluna continues to have a controlling financial interest in DVSL. In addition, the Company continues to have the power and benefits associated with DVSL and therefore will continue to consolidate.

The carrying amount of the VIE’s assets and liabilities was as follows:

	March 31, 2023	December 31, 2022

Current assets:
Cash and restricted cash	$225	$15
Other receivable-current	310	247
Total current assets	535	262

Property, plant, and equipment	14,038	13,673
Total assets	$14,573	$13,935

Current liabilities:
Due from – intercompany	$388	$241
Accounts payable	5	-
Total current liabilities	393	241

Total liabilities	$393	$241

The summarized operating results of the VIE’s are as follows:

	For the three months ended March 31,
	2023	2022

Cost of sales	$58	$-
General and administrative expense	375	-
Net loss	$433	$-

Effective, January 1, 2023, the Company’s Class B membership in DVSL was reduced from 67.8% to 14.6%; see above for details.

17. Segment Information

The Company applies ASC 280, Segment Reporting, in determining its reportable segments. The Company has two reportable segments: Cryptocurrency Mining and Data Center Hosting. The Company notes that previously there was an additional segment: Test and Measurement Instrumentation, however as discussed in Note 1, the Company sold MTI Instruments in April 2022, and therefore has classified as discontinued operations. The guidance requires that segment disclosures present the measure(s) used by the Chief Operating Decision Maker (“CODM”) to decide how to allocate resources and for purposes of assessing such segments’ performance. The Company’s CODM is comprised of several members of its executive management team who use revenue and cost of revenues of both reporting segments to assess the performance of the business of our reportable operating segments.

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

For the three months ended March 31, 2023 and 2022, approximately 0% and 7% of the Company’s cryptocurrency mining revenue was generated from Project Edith (data center located in Wenatchee, Washington), 28% and 44% from Project Marie, and 72% and 49% from Project Sophie (data center located in Murray, Kentucky), respectively. 96% and 100% of the Company’s data center hosting revenue was generated from Project Marie from hosting with customers for the three months ended March 31, 2023 and 2022, and 4% of the data hosting revenue for the three months ended March 31, 2023 was generated from Project Edith.

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

The following table details revenue and cost of revenues for the Company’s reportable segments for three months ended March 31, 2023 and 2022, and reconciles to net income (loss) on the consolidated statements of operations:

(Dollars in thousands)	For the Three Months Ended March 31,
	2023	2022
Reportable segment revenue:
Cryptocurrency mining revenue	$2,796	$7,812
Data hosting revenue	286	1,504
Total segment and consolidated revenue	3,082	9,316
Reportable segment cost of revenue:
Cost of cryptocurrency mining revenue, inclusive of depreciation	2,924	7,721
Cost of data hosting revenue	214	1,138
Total segment and consolidated cost of revenues	3,138	8,859
Reconciling items:
General and administrative expenses	6,747	7,255
Impairment on fixed assets	209	—
Impairment on equity investment	-	—
Interest expense	1,374	2,881
Gain on debt revaluation	(473)	—
Loss on sale of fixed assets	78	—
Other income, net	(12)	—
Income tax (benefit) expense from continuing operations	(547)	(547)
Net loss from continuing operations	(7,432)	(9,132)
Income before income tax from discontinued operations	—	226
Income tax benefit from discontinued operations	—	—
Net income from discontinued operations	—	226
Net loss	(7,432)	(8,906)
(Less) Net loss attributable to non-controlling interest	370	—
Net loss attributable to Soluna Holdings, Inc.	$(7,062)	$(8,906)

Capital expenditures	860	25,438
Depreciation and amortization	3,002	6,697

18. Subsequent Events

Chief Financial Officer and Chief Executive Officer Resignation and Appointments

Philip Patman, Jr. has resigned from his position as Chief Financial Officer of the Company, effective April 21, 2023. The Company has appointed David C. Michaels, a current director of the Company, to serve as interim Chief Financial Officer of the Company, effective as of April 21, 2023. Mr. Michaels has served as a member of the Board since August 2013 and as the Lead Independent Director since June 2016 and served as our Chairman of the Board from January 2017 to January 2022. Mr. Michaels has more than 30 years of finance experience at public and private companies, including CFO roles at the American Institute for Economic Research, Inc. and Starfire Systems, Inc. and Vice President of Treasury, Tax and Chief Risk Officer at Albany International Corp. (NYSE: AIN).

Effective as of May 1, 2023, Michael Toporek resigned as Chief Executive Officer of Soluna Holdings, Inc. The Company has appointed John Belizaire, the Chief Executive Officer of SCI and a current director of the Company, to serve as the Chief Executive Officer of the Company, effective as of May 1, 2023. In connection with the succession plan, Mr. Toporek was elected as Executive Chairman of the Board of Directors.

The Company noted that the resignation of Philip Patman, Jr. and Michael Toporek were not a result of any disagreements with the Company on any matter relating to the Company’s operations, policies or practices.

Dorothy 1B Financing

On May 9, 2023, the Company’s indirect subsidiary Soluna DV ComputeCo, LLC (“DV”) completed a strategic partnership and financing with a special purpose vehicle, Navitas West Texas Investments SPV, LLC, (“Navitas”), organized by Navitas Global to complete the second phase of the Dorothy Project (“Dorothy 1B”).

The Dorothy Project is a 100MW Soluna modular data center co-located at the Briscoe Wind Farm in Silverton, Texas. It was acquired as part of the merger with Soluna Callisto in October 2021. The initial 50MW phase of the project includes 44 modular data center buildings in two sub-phases, Dorothy 1A and Dorothy 1B. Each of these phases is 25 MW each. Dorothy is the second modular data center built using Soluna’s proprietary design and software. The facility is designed to consume the wasted electricity from the wind farm and the grid.

Under a Contribution Agreement among the parties, the Company owned a substantially complete 25MW data center under construction, in which capital expenditures had been contributed by the Company to the data center. Navitas has initially contributed $4.5 million in cash for the primary purpose of purchasing proprietary cryptocurrency miners and equipment necessary to put the Dorothy 1B Project into service. As a result of the initial contribution from Navitas, the Company owns 73.5% of DV and Navitas owns 26.5% of DV. Per the Contribution Agreement among the parties, Navitas has a commitment of approximately $10.8 million in cash for the purchase of miners and equipment, in which the Company expects Navitas to contribute the remaining commitment funding in the next several months. At the completion of funding, Navitas will have a 49% membership interest in DV, and the Company will have a 51% membership interest in DV.

As a part of the transaction, Navitas provided a two-year loan of $2.0 million to DV which will be repaid from a portion of distributions from DV to the Company. With this loan, DV has financed the completion of the Dorothy 1B facility and sufficient funds to put the facility into service, which is expected in July 2023.

As a result of these transactions, the Dorothy 1B project is fully financed and will no longer require an outlay of capital resources from the Company.

Convertible Note Amendment and Extension

On May 11, 2023, the Company entered into a Second Amendment Agreement (the “Second Amendment”) with the holders of its October 2021 Convertible Notes (the “October Secured Notes”) to extend the maturity date of the October Secured Notes to July 25, 2024. The October Secured Notes were originally due April 25, 2023 which was subsequently extended to May 25, 2023 to provide additional time to negotiate the terms of the Second Amendment.

In connection with the Second Amendment, the Company paid an extension fee of $250,000 and increased the principal amount of the outstanding October Secured Notes by 14%. The Company also issued 6,000,000 new Class A warrants exercisable at $0.50 and 2,000,000 new Class B warrants exercisable at $0.80.

Subject to the Equity Conditions (as defined below), upon each trigger set forth below, the Company is allowed, once per trigger, require the Note holders to convert up to 20% percent of the outstanding amount of the October Secured Notes as:

(i)	the Company’s Common Stock trades for 10 consecutive days at or above $0.50 per share and at least 1,000,000 shares trade on each day.

(ii)	the Company’s Common Stock trades for 10 consecutive days at or above $0.70 per share and at least 1,000,000 shares trade on each day.

(iii)	the Company’s Common Stock trades for 10 consecutive days at or above $0.90 per share and at least 1,000,000 shares trade on each day.

The Equity Condition is met if all of the following conditions have been met: (i) the shares of Common Stock issuable upon the conversion are either registered under the Securities Act of 1933 or resellable under Rule 144 thereunder without any volume restrictions, (ii) the number of shares issuable to each Note holder are below 4.99% of the outstanding shares, (iii) at least 20 trading days has elapsed since the previous mandatory conversion, (iv) the Company is current in all the SEC filings, and (v) the Company has obtained all required approvals from NASDAQ, or any successor trading market, to list the Common Stock to be issued upon such conversion.

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

The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and the related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2022 contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2023.

In addition to historical information, the following discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements. Important factors that could cause actual results to differ include those set forth in Part I Item 1A-Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and elsewhere in this Quarterly Report on Form 10-Q. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q. Please see “Statement Concerning Forward-Looking Statements” below.

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

Project Marie

The Marie Project was Soluna’s 20 MW co-location facility based in Kentucky. This facility was Soluna’s first project in Kentucky, prior to building the Sophie greenfield project. The site is powered by the Tennessee Valley Authority (“TVA”) grid and was designed to operate 24/7 less mandatory TVA curtailment windows.

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

In March and April of 2022, the facility experienced several unplanned outages due to issues with electrical infrastructure owned by CCMA. Despite these setbacks, the facility was able to recover and continue to run at a steady hashrate throughout the course of the year. When the Bitcoin downturn hit, the Marie facility took initiative to ensure maximum efficiency of the miner inventory and also took action to reduce site-level expenses.

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

Project Sophie

The Sophie Project is Soluna’s 25 MW modular data center based in Kentucky. This facility is the first site based on Soluna’s modular design, electrical design, and powered by its proprietary software Maestro OS (™). The site is powered by the TVA grid and is designed to operate during off-peak hours to help Western Kentucky Rural Electric Cooperative (“WKRECC”) manage its excess energy consumption. During 2022, power prices at the site, after the full ramp-up of activities, were approximately 4.0 cents per kWh on average.

By April 8, 2022, older machines (Bitmain S9s) at Sophie were replaced with newer models growing the hashrate and a power usage effectiveness and consuming over 20 MW of energy. In May of 2022, the Project Sophie team moved into the completed offices, added a new asphalt road, and upgraded the network infrastructure on the site. In June and July of 2022, the site exceeded its previous mining hashrate by installing new Bitmain S19s and replacing S9 machines. Project Sophie has also hosted a series of demonstrations with leading renewable energy companies and capital providers.

On April 6, 2023, Project Sophie entered into a 25 MW hosting contract with a Bitcoin miner, in which will shift the Company’s business model at the Company’s modular data center at Project Sophie from proprietary mining to hosting Bitcoin miners for the customer. The Company plans to sell its existing Bitcoin miners at the site and redeploy capital.

Project Dorothy

The Dorothy Project is a 100 MW Soluna modular data center co-located at the Briscoe Wind Farm in Silverton, Texas. It was acquired as part of the merger with Soluna Callisto in October 2021, discussed in further details on Footnote 5 on the condensed consolidated financial statements. The initial 50MW phase of the project includes 44 modular data center buildings in two sub-phases, Dorothy 1A and Dorothy 1B. Each of these phases is 25 MW each. Dorothy is the second modular data center built using Soluna’s proprietary design and software. The facility is designed to consume the wasted electricity from the wind farm and the grid. It incorporates learnings and enhancements from the Sophie project.

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

On March 10, 2023, SCI completed the final tranche of a series of project-level agreements for $7.5 million of capital to fund the first 25 MW of the Dorothy Facility and corporate expenses from funds managed by SLC. This additional capital will be used to help complete the substation interconnection and the final stages of the Dorothy Facility, and corporate operations of Soluna. SLC has been a strategic partner for Soluna at the project and corporate levels of the business since 2022. In this series of transactions, SLC has increased its stake in DVSL from approximately 32% to 85% and has in turn reduced SHI’s ownership from 68% to 15%. After SLC realizes an 18% Internal Rate of Return hurdle on its investments, Soluna retains the right to 50% of the profits on Soluna DVSL ComputeCo.

The second 25 MW being developed as part of the Dorothy Facility, the ownership of which is held within Soluna DV ComputeCo, LLC (“DV”), as of March 31, 2023 remained indirectly wholly owned by the Company. On May 9, 2023, the Company entered into an investment partnership with Navitas for its Project Dorothy 1B data center in Texas.

The proprietary-mining focused joint venture brings Navitas into Project Dorothy 1B as an investor and equity partner. Navitas will provide investment capital for the final stages of the infrastructure build out of Project Dorothy 1B and 25 MW of Bitcoin miners. Navitas has initially contributed $4.5 million for a 26.5% ownership in DV,and has a commitment of approximately $10.8 million in cash for the purchase of proprietary mining equipment. Once the funding is completed, Navitas will have a 49% membership interest in Project Dorothy 1B. The deal also includes a $2 million loan to complete construction. Soluna will provide operations and maintenance expertise and will remain an owner of 51% of Dorothy 1B. This partnership is a capstone to the recent deals at Dorothy 1A and Project Sophie, in which will help put the company on a positive trajectory.

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

Commercialization of Dorothy 1A:

On April 26, 2023, Soluna DVSL ComputeCo, LLC signed a 5 MW 2-year Master Enterprise Hosting Services Agreement with Compass Mining, Inc. (the “Compass MHSA”). Compass Mining is one of the world’s first and largest online marketplace for Bitcoin mining hardware and hosting. Through its network of partners with mining facilities located in the US and Canada, Compass facilitates both large and small miner deployments on behalf of its end-users. On May 5, 2023, Soluna DVSL ComputeCo, LLC signed a 2-year 20 MW Services Framework Agreement with a Strategic Hosting Partner. The partner will deploy over 5,000 miners at Dorothy 1A.

Discontinued Operations:

Until the Sale (as defined below), we also operated though our wholly-owned subsidiary, MTI Instruments, an instruments business engaged in the design, manufacture and sale of vibration measurement and system balancing solutions, precision linear displacement sensors, instruments and system solutions, and wafer inspection tools. MTI Instruments was incorporated in New York on March 8, 2000. MTI Instruments’ products consisted of engine vibration analysis systems for both military and commercial aircraft and electronic gauging instruments for position, displacement and vibration application within the industrial manufacturing markets, as well as in the research, design and process development markets. These systems, tools and solutions were developed for markets and applications that require consistent operation of complex machinery and the precise measurements and control of products, processes, and the development and implementation of automated manufacturing and assembly. On December 17, 2021, we announced that we had entered into a non-binding letter of intent with a potential buyer (the “Buyer”) regarding the potential sale of MTI Instruments (the “LOI”) to an unrelated third party. Pursuant to the LOI, the Buyer would acquire 100% of the issued and outstanding common stock of MTI Instruments. On April 11, 2022, we consummated the sale of MTI Instruments, (‘the Sale”)., MTI Instruments ceased to be our wholly-owned subsidiary, and, as a result, we have exited the instruments business. As a result of the foregoing, the MTI Instruments business was reported as discontinued operations in the consolidated financial statements as of December 31, 2022 and prior periods within our Annual Report on Form 10-K for the year ended December 31, 2022, as was filed with the SEC on March 31, 2023.

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

Recent Developments and  Trends

We have used the net proceeds of the Spring Lane project level financing, debt financing, sale of miners and equipment, and subsequent closings of our common stock December 5th Securities Purchase agreement primarily for the construction of Project Dorothy, which is anticipated to launch in the second quarter of fiscal year 2023, and operational expenses for our SHI parent and SCI business unit.

Consolidated Results of Operations

Consolidated Results of Operations for the Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022.

The following table summarizes changes in the various components of our net loss during the three months ended March 31, 2023 compared to the three months ended March 31, 2022.

(Dollars in thousands)	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022	$ Change	% Change
Cryptocurrency mining revenue	$2,796	7,812	(5,016)	(64)%
Data hosting revenue	$286	1,504	(1,218)	(81)%
Operating costs and expenses:
Cost of cryptocurrency mining revenue, exclusive of depreciation	$2,299	3,397	(1,098)	(32)%
Depreciation costs associated with cryptocurrency mining	$625	4,324	(3,699)	(86)%
Cost of data hosting revenue	$214	1,138	(924)	(81)%
General and administrative expenses, exclusive of depreciation and amortization	$4,370	4,882	(512)	(10)%
Depreciation and amortization associated with general and administrative expenses	$2,377	2,373	4	-%
Impairment on fixed assets	$209	-	209	100%
Operating loss	$(7,012)	(6,798)	(214)	3%
Other income, net	$12	-	12	100%
Interest expense	$(1,374)	(2,881)	1,507	52%
Loss on sale of fixed assets	$(78)	-	(78)	(100)%
Gain on debt revaluation, net	$473	-	473	100%
Loss before income taxes from continuing operations	$(7,979)	(9,679)	1,700	(18)%
Income tax benefit from continuing operations	$547	547	-	-%
Net loss from continuing operations	$(7,432)	(9,132)	1,700	(19)%
Income before income taxes from discontinued operations	$-	226	(226)	(100)%
Income tax benefit from discontinued operations	$-	-	-	-%
Net income from discontinued operations	$-	226	(226)	(100)%
Net loss	$(7,432)	(8,906)	1,474	(17)%
Net loss attributable to non-controlling interest	$(370)	-	(370)	(100)%
Net loss attributable to Soluna Holdings, Inc.	$(7,062)	(8,906)	1,844	(21)%

Cryptocurrency Mining Revenue: Cryptocurrency revenue consists of revenue recognized from SCI’s cryptocurrency mining operations.

Cryptocurrency revenue was approximately $2.8 million for the three months ended March 31, 2023 compared to $7.8 million for the three months ended March 31, 2022. We noted the significant decrease of approximately $5.0 million related to the average price of Bitcoin decreased approximately 45% from the first three months of March 2022 compared to the first three months of March 2023. In addition, as discussed in Note 15, Project Marie operations were stopped in February 2023 with the CCMA termination and NYDIG repossession of collateralized assets. The Company saw a $2.7 million decline for Project Marie due to not having a month and half of operations in the first three months of March 2023 and the Bitcoin price decline between periods.

Data Hosting Revenue: In August 2021, SCI began cryptocurrency hosting services in which SCI provides energized space and operating services to third-party mining companies who locate their mining hardware at one of SCI’s mining locations, in which they may receive a fee per miner installed, revenue share and if additional services are rendered, an additional service fee is charged to the outside parties. Data hosting revenue was approximately $286 thousand for the three months ended March 31, 2023 compared to $1.5 million for the three months ended March 31, 2022. The significant decline in the data hosting revenue of $1.2 million was primarily related the average Bitcoin price decline as noted above for the Cryptocurrency mining revenue, as well as in the comparative prior quarter, 100% of the data hosting was done at Project Marie, in which as noted above and in Note 15, the Project Marie operations were shut down in February 2023, as such, no further revenue was generated for a month and half for the three months ended March 31, 2023.

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

Cost of cryptocurrency revenue, exclusive of depreciation costs was approximately $2.3 million and $3.4 million for the three months ended March 31, 2023 and 2022, respectively, approximately a $1.1 million decrease. As noted above, as production volume declined due to the ceasing of operations at Project Marie and lower revenue generated from Bitcoin pricing, the cost of cryptocurrency also declined, but not as dramatically as revenue due to certain overhead and direct costs remaining consistent as prior comparative periods.

Depreciation costs associated with cryptocurrency revenue was approximately $625 thousand for the three months ended March 31, 2023 compared to $4.3 million for the three months ended March 31, 2022. The significant decline between the comparative periods related to the Company had a higher net book value in property, plant, and equipment as of March 31, 2022 of approximately $68.3 million compared to $39.0 million as of March 31, 2023. In fiscal year 2022, the Company impaired approximately $47 million of property, plant and equipment mainly in the third and fourth quarter of fiscal year 2022, in which in turn resulted in lower net book value of property, plant and equipment as of March 31, 2023 and a decline in depreciation costs for the period.

Cost of Data Hosting Revenue: As noted above, the average Bitcoin price had declined by approximately 45% for comparative periods, as well as Marie operations were stopped in which the hosting contract with CCMA was terminated. As such, we saw a significant decline in cost of data hosting revenue by approximately $924 thousand.

General and Administrative Expenses: General and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, information technology, and legal services.

General and administrative expenses for the first three months ended March 31, 2023 was approximately $4.4 million compared to $4.9 million for the three months ended March 31, 2022, a decrease of approximately $512 thousand or 10%. This decrease was mainly related decreases to salaries, benefits, and other employee expenses, consulting and professional fees and other outside charges, offset with an increase in investor relation expenses.

Salaries, benefits, and other employee expenses decreased by approximately $281 thousand due to employee recruitment fees decreased by approximately $133 thousand as in the first quarter of 2023 as the Company was actively recruiting for new employees for the Company, as well as there were no bonus expenses for first three months of 2023, compared to having a bonus expense of $250 thousand for the first three months of 2022. The decrease in salaries and benefits was slightly offset by an unfavorable cost of headcount changes by approximately $105 thousand.

Consulting and professional fees decreased by approximately $190 thousand for the first three months ended March 31, 2023 compared to first three months ended March 31, 2022. This was due to public relations and marketing charges were stronger in the first quarter of 2022 by approximately $47 thousand as the Company was looking to grow and build out the market for the Soluna brand, whereas in the first quarter of 2023, the Company was looking to conserve marketing and public relation expenses. Also, consulting fees for various complex accounting transactions were higher for the first quarter of 2022 due to the accounting for the asset acquisition transaction and other valuations by approximately $60 thousand compared to the first quarter of 2023. Also, the Company had approximately higher consulting fees of approximately $80 thousand related to executive fees related to business growth and development of the business.

Other outside services decreased by approximately $311 thousand for the first three months ended March 31, 2023 compared to the first three months ended March 31, 2022, due to expenses that were incurred in the first three months ended March 31, 2023 that were not incurred in the first three months ended March 31, 2022. Those costs included property tax advisors and ERCOT market support fees of $88 thousand that were one-time costs in 2022, as well as the Company cancelling services with two vendors that contributed $125 thousand of services in 2022, and lastly for the first quarter of 2022, the Company paid out one final charge of $50 thousand to HEL to close out management and operating services.

Investor relations increased by approximately $294 thousand for first three months ended March 31, 2023 compared to March 31, 2022. This was due Company’s investment in investor reach out efforts, as well as expenses associated with the Special Meeting held in March 2023.

Depreciation and Amortization associated with general and administrative expenses: Depreciation and amortization expense was comparable for the three months ended March 31, 2023 and the three months ended March 31, 2022 in which the balances totaled approximately $2.4 million, respectively. The balances mainly related to amortization expense related to the strategic pipeline contract that was acquired in October 2021.

Impairment on Fixed Assets: During the three months ended March 31, 2023 the Company had impairment charges of approximately $209 thousand in which related to impairment of approximately $166 thousand power supply units (PSUs) at their Sophie location and $43 thousand for M31 miners in which were subsequently sold in April 2023, in which the Company wrote down the net book value to subsequent sale price. There were no impairment charges for the three months ended March 31, 2022.

Operating Loss: Operating loss increased by $214 thousand as a result of the factors noted above, which was decreases in revenue due to decline in Bitcoin and shutting down the Marie operations offset with decline in cost of revenue for depreciation and other utility and general costs of operations and expenses, in addition to the impairment of fixed assets of $209 thousand.

Interest expense: Interest expense for the three months ended March 31, 2023 was $1.4 million and related to default and continuing interest expense relating to the NYDIG loan of approximately $377 thousand, interest and other charges of approximately $220 thousand for the promissory notes issued in January and February of 2023, and interest on amortization of warrants for the convertible debt of approximately $360 thousand, as well as default interest charged through March 10, 2023 for the convertible holders of approximately $420 thousand. Interest expense for the three months ended March 31, 2022 was $2.9 million and was primarily related to the $2.4 million of interest expense in relation to the convertible notes issued at the end of October 2021 and promissory notes issued in February and March of 2022, as well as $365 thousand in interest expenses related to the NYDIG financing in January.

Gain on Debt Revaluation: During the third quarter of fiscal year 2022, the Company entered into the Addendum and Addendum Amendment in the which per guidance in ASC 470 the October Secured Notes were treated as a debt extinguishment in our consolidated financial statements. The Company did a fair value assessment of the Notes as of March 31, 2023 in which a gain on fair value revaluation of $473 thousand was recognized for the three months ended March 31, 2023. The Company did not incur a debt extinguishment or revaluation of debt for the three months ended March 31, 2022. See Note 8.

Loss on Sale of Fixed Assets: The Company incurred a $78 thousand loss for the three months ended March 31, 2023 in connection with mainly the sale of their M20 and M21 miners in which contributed to a loss on sale of equipment of approximately $82 thousand in which they received proceeds of $213 thousand for their M20 and M21 miners, in which had a net book value of $295 thousand prior to the sale. There were additional proceeds of $36 thousand from sale on equipment in March 2023, in which resulted in a gain of approximately $3 thousand of scrap and other equipment. There were no such disposals on equipment for the three months ended March 31, 2022.

Income Tax (Expense) Benefit: Income tax benefit for the three months ended March 31, 2023 and March 31, 2022 was $547 thousand. The balance related to deferred tax amortization impact of acquiring an asset in a transaction that is not a business combination when the amount paid exceeds the tax basis on the acquisition date. As such, the Company is required to adjust the value of the strategic contract pipeline by approximately $10.9 million at inception date (October 29, 2021), in which was recorded as a deferred tax liability and this amount will be amortized over the life of the asset. For the three months ended March 31, 2023 and March 31, 2022, the Company amortized $547 thousand.

Net Loss from continuing operations: Net loss from continuing operations for the three months ended March 31, 2023 was $7.4 million compared to a net loss of $9.1 million for the three months ended March 31, 2022. The decrease for the loss were the result of were the result of the factors noted above, in which the main differences related to lower interest expense incurred and gain on revaluation of debt, offset with an impairment of fixed assets that didn’t occur for the three months ended March 31, 2022. As discussed above, the Company’s operating loss was comparable between periods as noted above.

Net Income from discontinued operations: The Company notes that discontinued operations held for sale relates to the Company’s MTI Instrumentation business. Net income from discontinued operations for the three months ended March 31, 2022 was $226 thousand. The Company sold MTI Instruments in fiscal year 2022 and did not incur any additional gains or costs for the three months ended March 31, 2023.

Net (Loss) Income: Net loss for the three months ended March 31, 2023 was $7.4 million compared to net loss of approximately $8.9 million compared to net loss of for the three months ended March 31, 2022, primarily as a result of the factors noted above with the losses incurred in continued operations as noted above with declines in revenue offset with declines in cost of sales and general and administrative expenses, in addition to less interest expense incurred and a gain on revaluation of debt.

Net Loss attributable to non-controlling interest: Net loss attributable to non-controlling interest for the three months ended March 31, 2023 was $370 thousand in relation to the Company’s DVSL entity. There was no comparable balance for the three months ended March 31, 2022.

Non-GAAP Measures

In addition to financial measures calculated in accordance U.S. generally accepted accounting principles (“GAAP”), we also use “Adjusted EBITDA.” Adjusted EBITDA is a non-GAAP financial measure defined as net income (loss) from continuing operations before interest, taxes, depreciation and amortization (“EDITDA”) adjusted to eliminate the effects of certain non-cash, non-recurring items, which do not reflect our ongoing strategic business operations. Management believes that Adjusted EBITDA results in a performance measurement that represents a key indicator of the Company’s business operations of cryptocurrency mining.

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

Reconciliations of Adjusted EBITDA to net income from continuing operations, the most comparable GAAP financial metric, for historical periods are presented in the table below:

(Dollars in thousands)	March 31, 2023	March 31, 2022

Net loss from continuing operations	$(7,432)	$(9,132)
Interest expense, net	1,374	2,880
Income tax benefit	(547)	(547)
Depreciation and amortization	3,002	6,697
EBITDA	(3,603)	(102)
Adjustments- Non-cash items

Stock-based compensation costs	879	955
Impairment on fixed assets	209	-
Loss on sale of fixed assets	78	-
Gain on debt revaluation, net	(473)	-
Adjusted EBITDA	$(2,910)	$853

Stock based compensation costs represented $687 thousand non-cash restricted stock units and $192 thousand non-cash stock options for the three months ended March 31, 2023 to members of our Board of Directors and certain Company employees compared to non-cash restricted stock units of $735 thousand to members of our Board of Directors and certain Company employees for the three months ended March 31, 2022 and non-cash stock options of approximately $220 thousand for the three months ended March 31, 2022.

Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table :

(Dollars in thousands)	Three Months Ended or as of	Three Months Ended or As of	Year Ended or As of
	March 31,	March 31,	December 31,
	2023	2022	2022
Cash	$4,553	$2,827	$1,136
Restricted cash	493	-	685
Working capital	(17,218)	(10,120)	(24,874)
Net loss from continuing operations	(7,432)	(9,132)	(107,016)
Net income from discontinued operations	-	226	7,921
Net cash (used in) provided by operating activities	(3,053)	801	(6,118)
Net cash provided by operating activities for discontinued operations	-	510	369
Purchase of property, plant and equipment	(860)	(25,438)	(63,684)
Cash dividends paid on preferred stock	-	(749)	(3,852)

The Company had a consolidated accumulated deficit of approximately $228.8 million as March 31, 2023. As of March 31, 2023, the Company had negative working capital of approximately $17.2 million, a line of credit outstanding of $135 thousand, $11.6 million outstanding principal in notes payable that may be converted to common stock, and a subsidiary of the Company that defaulted on equipment financing and has a current outstanding loan of $7.2 million, and $600 thousand outstanding in principal for promissory notes. The Company had outstanding commitments as of March 31, 2023, related to SCI for $0.2 million in capital expenditures, and approximately $4.6 million of cash available to fund its operations.

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

As shown in the accompanying financial statements, the Company did not generate sufficient revenue to generate net income and has negative working capital as of March 31, 2023. These factors, among others, indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after issuance of the condensed financial statements as of March 31, 2023, or May 15, 2023.

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

Operating Activities

Net cash used in operations for continuing operations was approximately $3.1 million during the three months ended March 31, 2023. The Company had a net loss for the three months ended March 31, 2023 of $7.4 million. Non-cash items included $632 thousand of depreciation expense and $2.4 million of amortization expenses, as well as amortization on discount on notes payable of approximately $500 thousand, $879 thousand of stock compensation expenses, and $209 thousand of impairment of fixed assets. These non-cash items were offset with a deferred tax benefit of $547 thousand and revaluation gain on debt of $473 thousand. The change in asset and liabilities of $675 thousand related to increase in accounts payable of $1.4 million in which Spring Lane made noncash contributions to pay off approximately $1.1 million that was outstanding as of December 31, 2022, offset by increases in other long term liabilities related to electricity deposits to Western Kentucky and Washington state, and a decrease in deferred revenue of $453 thousand in which the balance had been written off as of March 31,2023. The other changes in assets and liabilities were not material.

Net cash provided by operating activities from continuing operations was approximately $800 thousand during the three months ended March 31, 2022. Cash was provided from operations by a net loss of $9.1 million, less non-cash items of $9.5 million, consisting primarily of $6.7 million of amortization and depreciation expense for the year for the intangible asset acquired and significant additions in fixed assets, approximately $950 thousand in stock-based compensation expense, and $2.4 million for amortization of deferred financing costs and discount on notes payables issued during the year, offset with approximately $547 thousand in deferred tax benefits. The change in asset and liabilities of $380 thousand consisted primary of increase in accounts payable and a decrease of accounts receivable of $1.6 million offset by $1.2 million with increases in prepaids and other assets, and a decrease in accrued liabilities.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2023 was approximately $435 thousand consisting mainly of capital expenditures of $860 thousand less cash proceeds from sale of equipment and $200 thousand net change in deposits on equipment. Net cash used in investing activities during the three months ended March 31, 2022 was approximately $28 million which mainly consisted of $25.4 million worth of capital expenditures and a net change of $2.6 million in deposits on equipment.

Financing Activities

Net cash provided by financing activities was approximately $6.7 million during the three months ended March 31, 2023, which consisted of cash contributions for non-controlling interest of approximately $6.0 million. The Company also received net proceeds from debt issuances of $900 thousand less costs of $215 thousand. During the three months ended March 31, 2022, net cash provided by financing activities was approximately $19.3 million, which consisted of the preferred stock raises that totaled approximately $1.0 million in net proceeds. The Company also received proceeds from a notes and debt issuance of $19.8 million less costs associated of $620 thousand and made principal payments of $980 thousand on the NYDIG debt. The Company also exercised warrants totaling approximately $738 thousand. The Company also made cash dividend payments to preferred stockholders of around $749 thousand.

Debt

On September 15, 2021, the Company entered into a $1.0 million unsecured line of credit with KeyBank National Association (“KeyBank”), that will, among other things, allow the Company to request loans and to use the proceeds of such loans for working capital and other general corporate purposes (the “KeyBank facility”). The line of credit bears interest at a rate of Prime + 0.75% per annum (8.5% interest rate as of March 31, 2023). Accrued interest is due monthly and principal is due in full following KeyBank’s demand. As of January 1, 2022, the entire line of credit of $1.0 million was drawn and outstanding. As of March 31, 2023 $865 thousand of the original $1.0 million outstanding balance has been paid down; therefore $135 thousand of the amount drawn under the line of credit remained outstanding. The Company has been repaying weekly principal on the KeyBank facility each week since the beginning of September 2022. The Company does not plan to draw down on the line of credit in the foreseeable future. In addition, future drawdowns may require pre-approval by KeyBank.

On October 25, 2021, the Company issued to certain institutional investors secured convertible notes in the aggregate principal amount of approximately $16.3 million for an aggregate purchase price of $15.0 million. The notes are convertible, subject to certain conditions, at any time at the option of the investors, into an aggregate of 1,776,073 shares of the Company’s common stock. On July 19, 2022, the Company entered into the Addendum with the Noteholders to amend the terms the October Secured Notes. Pursuant to the Addendum, a portion of the October Secured Notes would be converted and may be redeemed in three tranches, with each tranche of $1,100,000 required to be converted into common stock in each case at the then in effect conversion price of the October Secured Notes, with such price, prior to each conversion, to be reduced (but not increased) to a 20% discount to the 5-day VWAP of the Company’s common stock. In addition, the Noteholders may require the Company to redeem up to $2,200,000 worth of October Secured Notes in connection with each tranche at a rate of $1.20 for every $1.00 owed, less the amount of October Secured Notes converted during such tranche, not including the required conversion amount if the Noteholders are unable to convert out of such amount of the October Secured Notes in each tranche. The Company is also required to deposit up to $1,950,000 in an escrow account in connection with each tranche to satisfy any redemptions, except with respect to the first tranche as provided in the Addendum Amendment. The Addendum also provides the right for the Company to pause the commencement of the conversion of the second and third tranches each for 45 days in the event the Company pursues an equity financing. Since inception, the Company has converted down approximately $3.8 million on the convertible debt. On September 13, 2022, the Company entered into the Addendum Amendment with the Noteholders to amend the terms to extend the maturity date to April 25, 2023, and increase the principal amount of the October Secured Notes by approximately $520 thousand for a total outstanding principal amount of approximately $13 million. The events of default stated in the Notice of Acceleration and Repossession defined below with NYDIG constituted a cross-default under the terms of secured convertible notes issued to the Noteholders. In addition to such cross-default, the failure of the Company pursuant to the Addendum dated as of July 19, 2022, to escrow an aggregate amount of $950,000 for the benefit of the Noteholders by December 21, 2022, constitutes an event of default under the Notes. Due to the defaults noted, the Company did not enter into the second and third tranche of conversions. As such, beginning on November 30, 2022, the Company had been accruing interest of 18% per annum on the outstanding principal amount due to the default. On March 10, 2023, the Company entered into a Second Addendum Amendment with the Noteholders, in which the Company paid approximately $617 thousand through the Company’s restricted escrow accounts and contemporaneously with the payment, the Noteholders waived all existing events of default arising under the convertible notes. For the three months ended March 31, 2023, the Noteholders have converted approximately $1.4 million of the convertible notes and have an outstanding principal balance outstanding of approximately $11.6 million as of March 31, 2023. On May 11, 2023, the Company entered into a Second Amendment Agreement with the holders of its October Secured Notes to extend the maturity date of the October Secured Notes to July 25, 2024. The October Secured Notes were originally due April 25, 2023 which was subsequently extended to May 25, 2023 to provide additional time to negotiate the terms of the Second Amendment Agreement.

In connection with the Second Amendment Agreement, the Company paid an extension fee of $250,000 and increased the principal amount of the outstanding October Secured Notes by 14%. The Company also issued 6,000,000 new Class A warrants exercisable at $0.50 and 2,000,000 new Class B warrants exercisable at $0.80.

On January 14, 2022, the Company effected an initial drawdown under the Master Equipment Finance Agreement with NYDIG in the aggregate principal amount of approximately $4.6 million that bore interest at 14%. On January 26, 2022, the Company had a subsequent drawdown of $9.6 million. On December 20, 2022, Soluna MC Borrowing 2021-1 LLC (“Borrower”) received a Notice of Acceleration and Repossession (the “NYDIG Notice”) from NYDIG with respect to the Master Agreement, by and between Borrower and NYDIG. The obligations of Borrower under the Master Agreement and reflected in the NYDIG Notice are ring-fenced to Borrower and its direct parent company, Soluna MC LLC. The Company is not a party to any guaranty, collateral agreement or other support agreement with or for the benefit of NYDIG. As such, the principal balance of $10.5 million as of December 31, 2022 became due immediately and the Borrower shall bear interest, at a rate per annum equal to 2.0% plus the rate per annum otherwise applicable to such obligations set forth in the Master Agreement. As of March 31, 2023, the Borrower incurred accrued interest and penalty of approximately $651 thousand.

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

On May 9, 2023, the Company entered into an investment partnership with Navitas for its Project Dorothy 1B data center in Texas. The proprietary-mining focused partnership brings Navitas into Project Dorothy 1B as an investor and equity partner. Navitas will provide investment capital for the final stages of the infrastructure build out of Project Dorothy 1B and 25 MW of Bitcoin miners. Navitas has initially contributed $4.5 million for a 26.5% ownership in Dorothy 1B, and has a commitment of approximately $10.8 million in cash for the purchase of proprietary mining equipment. Once the funding is completed, Navitas will have a 49% membership interest in Project Dorothy 1B. The deal also includes a 2 year $2.0 million loan to complete construction. Soluna will provide operations and maintenance expertise and will remain an owner of 51% of Dorothy 1B.

Critical Accounting Policies and Significant Judgments and Estimates

The above discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 2, Accounting Policies, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2022 includes a summary of our most significant accounting policies. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, income taxes, fair value measurements, and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Periodically, our management reviews our critical accounting estimates with the Audit Committee of our Board of Directors.

Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. Any statements contained in this Form 10-Q that are not statements of historical fact may be forward-looking statements. When we use the words “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” “should,” “could,” “may,” “will” and similar words or phrases, we are identifying forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding:

●	management’s strategy and planned initiatives, including anticipated growth;

●	future capital expenditures;

●	our ability to develop and utilize new products and technologies that address the needs of our customers;

●	our realization of income tax benefits in future years;

●	expected funding of future cash expenditures;

●	our expectations with respect to pending legal proceedings;

●	our expected operations and any adverse impacts on our business, operating results and financial condition;

●	failure of our strategic alliances to achieve their objectives or perform as contemplated and the risk of cancellation or early termination of such alliance by either party

●	our expectations regarding increases in certain general and administrative expenses;

●	general economic conditions and the uncertainty of the U.S. and global economy;

●	anticipated cryptocurrency mining facility plans and operations;

●	fluctuating valuations of cryptocurrency; and

●	other factors discussed under the heading “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Our revenues are directly impacted by changes in the market value of Bitcoin. For example, the average Bitcoin price for 2020 and 2021 was $11,057 and $47,385, respectively. Bitcoin price generally declined throughout 2022. As of December 31, 2022, the price of Bitcoin was $16,526. Although the price of Bitcoin has increased to $28,478 as of March 31, 2023, that is significantly less than the price of Bitcoin of $45,539 as of March 31, 2022. Furthermore, block rewards are fixed, and the Bitcoin network is designed to periodically reduce them through halving. Currently the block rewards are fixed at 6.25 Bitcoin per block, and it is estimated that it will halve again to 3.125 Bitcoin in April 2024. The halving events happen without any regard to ongoing demand, meaning that if the ongoing demand remains the same after a halving event, whatever demand was being met by new supply will be restricted, which may necessitate an adjustment of the price of Bitcoin, though there is no definitive evidence of a causal link between Bitcoin’s programmatic decrease in supply and broadening demand. Once the halving occurs, we expect that it could have a negative impact on our revenues as the reward for each Bitcoin mines will be reduced.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of SHI’s disclosure controls and procedures as of March 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of March 31, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Part II, Item 1A (Risk Factors) of our most recently filed Annual Report on Form 10-K with the SEC, filed on March 31, 2023, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Except as to the risk factors set forth below and to the extent that information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters described in Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations – Statement Concerning Forward Looking Statements), there have been no material changes to our risk factors disclosed in our most recently filed Annual Report on Form 10-K. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results, however, and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 1, 2023, the Company granted 35,000 shares of common stock to two consultants for Team Sova, LLC at a price basis of $0.4136 per share as compensation for consulting advisory services. The shares were granted pursuant to the Consultant Agreement dated as of February 1, 2023 by Team Sova, LLC and the Company. The shares were issued in reliance upon an exemption pursuant to Section 4(a)(2) of the Securities Act.

On March 10, 2023, the Company effectively issued 78,750 and 431,014 for a total of 509,764 shares of common stock to Univest, at a price basis of $0.76 and $1.80 per share. These shares were granted pursuant to the Placement Agency Agreement dated as of December 5, 2022 by Univest and the Company as partial compensation for Univest’s services as placement agent, in which were subject to shareholder approval which occurred at the Special Meeting on March 10, 2023. The shares of common stock were issued in reliance upon the exemption from the registration requirements in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

On March 10, 2023 and March 24, 2023, the Company effectively issued 112,500 and 113,158 shares of common stock to the Series B Holder at a price basis of $0.76 and $0.30. These shares were issued pursuant to Section 4(e) of the Securities Purchase Agreement of the Series B Agreement, the Holder’s consent to such to the Offering shall be deemed as received by the Company if the Holder receive at the closing of such Offering 10% of the amount of the capital raised by the Company to be paid, in the Company’s discretion, in cash or the same securities issued by the Company. The shares of common stock were issued in reliance upon the exemption from the registration requirements in Section 4(a)(2) of the Securities Act and Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
4.17	Form A Warrant dated May 11, 2023
4.18	Form B Warrant dated May 11, 2023
10.70	Second Amended Agreement dated May 11, 2023
10.71	Contribution Agreement by and among Navitas West Texas Investments, SPV, LLC, Soluna Computing, Inc., and Soluna DV ComputeCo, LLC dated as May 9, 2023
10.72	Amended and Restated Limited Liability Company Agreement of Soluna DV ComputeCo, LLC dated as May 9, 2023
10.73	Loan and Security Agreement Soluna DV ComputeCo, LLC and Navitas West Texas Investments, SPV, LLC dated as of May 9, 2023
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

All other exhibits for which no other filing information is given are filed herewith.

# Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10) of Regulation S-K. Such information is both not material and is the information that the registrant customarily and actually treats as private or confidential. The omitted information is identified in the exhibit with brackets and “**”.

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text and including detailed tags: (i) Condensed Consolidated Balance Sheets at March 31, 2023 and December 31, 2022; (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2023 and 2022; (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2023 and 2022; and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Soluna Holdings, Inc.

Date: May 15, 2023	By:	/s/ John Belizaire
John Belizaire Chief Executive Officer

	By:	/s/ David Michaels
David Michaels Chief Financial Officer

