Form 10-Q
period 2023-06-30
Soluna Holdings, Inc
filed 2023-08-14
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

(516) 216-9257

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

As of August 9, 2023, the Registrant had 35,694,430 shares of common stock outstanding.

SOLUNA HOLDINGS, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION	2

Item 1. Financial Statements	2

Condensed Consolidated Balance Sheets As of June 30, 2023 (Unaudited) and December 31, 2022	2

Condensed Consolidated Statements of Operations (Unaudited) For the Three and Six Months Ended June 30, 2023 and 2022	3

Condensed Consolidated Statements of Changes in Equity For the Year Ended December 31, 2022 and the Three and Six Months Ended June 30, 2023 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows (Unaudited) For the Six Months Ended June 30, 2023 and 2022	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3. Quantitative and Qualitative Disclosures About Market Risk	50

Item 4. Controls and Procedures	50

PART II. OTHER INFORMATION	51

Item 1. Legal Proceedings	51

Item 1A. Risk Factors	51

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3. Defaults Upon Senior Securities	52

Item 4. Mine Safety Disclosures	52

Item 5. Other Information	52

Item 6. Exhibits	52

SIGNATURES	53

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Soluna Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of June 30, 2023 (Unaudited) and December 31, 2022

(Dollars in thousands, except per share)

	June 30,	December 31,
	2023	2022
Assets
Current Assets:
Cash	$7,464	$1,136
Restricted cash	1,780	685
Accounts receivable	1,537	320
Prepaid expenses and other current assets	1,417	1,326
Deposits and credits on equipment	9,091	1,175
Equipment held for sale	1,379	295
Total Current Assets	22,668	4,937
Restricted cash	1,000	-
Other assets	2,958	1,150
Property, plant and equipment, net	37,760	42,209
Intangible assets, net	31,735	36,432
Operating lease right-of-use assets	526	233
Total Assets	$96,647	$84,961

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,150	$3,548
Accrued liabilities	4,099	2,721
Line of credit	-	350
Convertible notes payable	-	11,737
Current portion of debt	8,087	10,546
Deferred revenue	985	453
Operating lease liability	207	161
Total Current Liabilities	16,528	29,516

Other liabilities	1,497	203
Long-term debt	1,174	-
Convertible notes payable	10,710	-
Operating lease liability	325	84
Deferred tax liability, net	7,792	8,886
Total Liabilities	38,026	38,689

Commitments and Contingencies (Note 10)

Stockholders’ Equity:
9.0% Series A Cumulative Perpetual Preferred Stock, par value $0.001 per share, $25.00 liquidation preference; authorized 6,040,000; 3,061,245 shares issued and outstanding as of June 30, 2023 and December 31, 2022	3	3
Series B Preferred Stock, par value $0.0001 per share, authorized 187,500; 62,500 shares issued and outstanding as of June 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.001 per share, authorized 75,000,000; 30,764,463 shares issued and 29,745,947 shared outstanding as of June 30, 2023 and 19,712,722 shares issued and 18,694,206 shares outstanding as of December 31, 2022	31	20
Additional paid-in capital	284,136	277,410
Accumulated deficit	(237,606)	(221,769)
Common stock in treasury, at cost, 1,018,516 shares at June 30, 2023 and December 31, 2022	(13,798)	(13,798)
Total Soluna Holdings, Inc. Stockholders’ Equity	32,766	41,866
Non-Controlling Interest	25,855	4,406
Total Stockholders’ Equity	58,621	46,272
Total Liabilities and Stockholders’ Equity	$96,647	$84,961

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Six Months Ended June 30, 2023 and 2022

(Dollars in thousands, except per share)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022

Cryptocurrency mining revenue	$915	$7,497	$3,711	$15,309
Data hosting revenue	1,153	1,179	1,439	2,683
Total revenue	2,068	8,676	5,150	17,992
Operating costs:
Cost of cryptocurrency mining revenue, exclusive of depreciation	1,160	3,596	3,410	6,992
Cost of data hosting revenue, exclusive of depreciation	759	975	1,031	2,114
Costs of revenue- depreciation	539	5,538	1,164	9,862
Total costs of revenue	2,458	10,109	5,605	18,968
Operating expenses:
General and administrative expenses, exclusive of depreciation and amortization	4,136	4,873	8,496	9,755
Depreciation and amortization associated with general and administrative expenses	2,379	2,376	4,756	4,749
Total general and administrative expenses	6,515	7,249	13,252	14,504
Impairment on fixed assets	169	750	377	750
Operating loss	(7,074)	(9,432)	(14,084)	(16,230)
Interest expense	(439)	(3,305)	(1,814)	(6,185)
Loss on debt extinguishment and revaluation, net	(2,054)	-	(1,581)	-
Gain (loss) on sale of fixed assets	48	(1,618)	(30)	(1,618)
Other expense, net	(285)	-	(273)	-
Loss before income taxes from continuing operations	(9,804)	(14,355)	(17,782)	(24,033)
Income tax benefit from continuing operations	547	251	1,093	797
Net loss from continuing operations	(9,257)	(14,104)	(16,689)	(23,236)
Income before income taxes from discontinued operations	-	7,477	-	7,702
Income tax benefit from discontinued operations	-	70	-	70
Net income from discontinued operations	-	7,547	-	7,772
Net loss	(9,257)	(6,557)	(16,689)	(15,464)
(Less) Net loss attributable to non-controlling interest	482	-	852	-
Net loss attributable to Soluna Holdings, Inc.	$(8,775)	$(6,557)	$(15,837)	$(15,464)

Basic and Diluted (loss) earnings per common share:
Net loss from continuing operations per share (Basic & Diluted)	$(0.34)	$(1.11)	$(0.69)	$(1.82)
Net income from discontinued operations per share (Basic & Diluted)	$-	$0.54	$-	$0.56
Basic & Diluted loss per share	$(0.34)	$(0.57)	$(0.69)	$(1.26)

Weighted average shares outstanding (Basic and Diluted)	28,150,557	14,048,253	24,903,975	13,958,437

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Year Ended December 31, 2022

And the Three and Six Months Ended June 30, 2023 (Unaudited)

(Dollars in thousands, except per share)

	Preferred Stock				Common Stock				Treasury Stock
	Series A Shares	Amount	Series B Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Non-Controlling Interest	Total Stockholders’ Equity
January 1, 2022	1,252,299	$1	—	—	14,769,699	$15	$227,790	$(123,054)	1,015,493	$(13,764)	—	$90,988

Net loss	—	—	—	—	—	—	—	(8,906)	—	—	—	(8,906)

Preferred dividends distribution	—	—	—	—	—	—	(749)	—	—	—	—	(749)

Stock-based compensation	—	—	—	—	—	—	955	—	—	—	—	955

Issuance of shares – preferred offering	66,857	—	—	—	—	—	957	—	—	—	—	957

Restricted stock units vested	—	—	—	—	14,301	—	—	—	—	—	—	—

Issuance of shares – warrant exercises	—	—	—	—	89,500	—	738	—	—	—	—	738

Issuance of shares- Notes conversion	—	—	—	—	146,165	—	1,342	—	—	—	—	1,342

Warrants issued in relation to debt financing	—	—	—	—	—	—	2,257	—	—	—	—	2,257

March 31, 2022	1,319,156	$1	—	$—	15,019,665	$15	$233,290	$(131,960)	1,015,493	$(13,764)	$—	$87,582

Net loss	—	—	—	—	—	—	—	(6,557)	—	—	—	(6,557)

Preferred dividends distribution	—	—	—	—	—	—	(1,382)	—	—	—	—	(1,382)

Stock-based compensation	—	—	—	—	—	—	1,064	—	—	—	—	1,064

Issuance of shares – option exercises	—	—	—	—	91,050	—	77	—	—	—	—	77

Issuance of shares – preferred offering	599,232	1	—	—	—	—	8,796	—	—	—	—	8,797

Issuance of shares-restricted stock	—	—	—	—	3,250	—	23	—	—	—	—	23

Restricted stock units vested	—	—	—	—	3,696	—	—	—	—	—	—	—

Issuance of shares – warrant exercises	—	—	—	—	5,000	—	41	—	—	—	—	41

Promissory note conversion to preferred shares	1,142,857	1	—	—	—	—	13,894	—	—	—	—	13,895

Warrants issued in relation to debt financing	—	—	—	—	—	—	3,060	—	—	—	—	3,060

Treasury Shares conversion	—	—	—	—	—	—	—	—	3,023	(34)	—	(34)

June 30, 2022	3,061,245	$3	—	$—	15,122,661	$15	$258,863	$(138,517)	1,018,516	$(13,798)	$—	$106,566

Net loss	—	—	—	—	—	—	—	(55,892)	—	—	(272)	(56,164)

Preferred dividends distribution	—	—	—	—	—	—	(1,722)	—	—	—	—	(1,722)

Stock-based compensation	—	—	—	—	—	—	879	—	—	—	—	879

Issuance of shares – option exercises	—	—	—	—	86,375	—	76	—	—	—	—	76

Issuance of shares – preferred offering	—	—	62,500	—	—	—	4,994	—	—	—	—	4,994

Issuance of shares-restricted stock	—	—	—	—	3,250	—	11	—	—	—	—	11

Restricted stock units vested	—	—	—	—	921	—	—	—	—	—	—	—

Surrender of warrants for common shares	—	—	—	—	726,576	1	(347)	—	—	—	—	(346)

Issuance of shares- notes conversion	—	—	—	—	293,350	—	1,099	—	—	—	—	1,099

Warrants and valuation issued in relation to debt financing	—	—	—	—	—	—	9,631	—	—	—	—	9,631

Issuance of common shares in relation to preferred offering	—	—	—	—	180,451	—	—	—	—	—	—	—

Contribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	4,294	4,294

September 30, 2022	3,061,245	$3	62,500	$—	16,413,584	$16	$273,484	$(194,409)	1,018,516	$(13,798)	$4,022	$69,318

Net loss	—	—	—	—	—	—	—	(27,360)	—	—	(108)	(27,468)

Preferred dividends- Series B	—	—	—	—	—	—	(236)	—	—	—	—	(236)

Stock-based compensation	—	—	—	—	—	—	957	—	—	—	—	957

Issuance of shares – Securities Purchase offering	—	—	—	—	1,125,000	1	768	—	—	—	—	769

Issuance of shares –common offering	—	—	—	—	1,388,889	1	1,582	—	—	—	—	1,583

Issuance of shares-restricted stock	—	—	—	—	3,250	—	2	—	—	—	—	2

Restricted stock units vested	—	—	—	—	30,601	—	—	—	—	—	—	—

Issuance of shares- promissory note conversion	—	—	—	—	593,065	1	853	—	—	—	—	854

Issuance of common shares in relation to common offering	—	—	—	—	158,333	1	—	—	—	—	—	1

Contribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	492	492

December 31, 2022	3,061,245	$3	62,500	$—	19,712,722	$20	$277,410	$(221,769)	1,018,516	$(13,798)	$4,406	$46,272

	Preferred Stock				Common Stock				Treasury Stock
	Series A Shares	Amount	Series B Shares	Amount	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Shares	Amount	Non-Controlling Interest	Total Stockholders’ Equity

January 1, 2023	3,061,245	$3	62,500	$—	19,712,722	$20	$277,410	$(221,769)	1,018,516	$(13,798)	$4,406	$46,272

Net loss	—	—	—	—	—	—	—	(7,062)	—	—	(370)	(7,432)

Preferred dividends-Series B	—	—	—	—	—	—	(131)	—	—	—	—	(131)

Stock-based compensation	—	—	—	—	—	—	865	—	—	—	—	865

Issuance of shares – securities purchase offering	—	—	—	—	2,178,598	2	437	—	—	—	—	439

Restricted stock units vested	—	—	—	—	144,217	—	—	—	—	—	—	—

Issuance of shares- Notes conversion	—	—	—	—	4,362,625	4	1,390	—	—	—	—	1,394

Contribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	8,758	8,758

Issuance of shares-restricted stock	—	—	—	—	35,000	—	14	—	—	—	—	14

March 31, 2023	3,061,245	$3	62,500	$—	26,433,162	$26	$279,985	$(228,831)	1,018,516	$(13,798)	$12,794	$50,179

Net loss	—	—	—	—	—	—	—	(8,775)	—	—	(482)	(9,257)

Preferred dividends-Series B	—	—	—	—	—	—	(252)	—	—	—	—	(252)

Stock-based compensation	—	—	—	—	—	—	2,232	—	—	—	—	2,232

Issuance of shares – securities purchase offering	—	—	—	—	1,599,433	2	444	—	—	—	—	446

Restricted stock units vested	—	—	—	—	628,116	—	—	—	—	—	—	—

Issuance of shares- Notes conversion	—	—	—	—	1,608,752	2	398	—	—	—	—	400

Contribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	13,543	13,543

Warrants and valuation issued in relation to debt amendment	—	—	—	—	—	—	1,330	—	—	—	—	1,330

Issuance of shares-merger shares	—	—	—	—	495,000	1	(1)	—	—	—	—	—

June 30, 2023	3,061,245	$3	62,500	$—	30,764,463	$31	$284,136	$(237,606)	1,018,516	$(13,798)	$25,855	$58,621

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Six Months Ended June 30, 2023 and 2022

(Dollars in thousands)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net loss	$(16,689)	$(15,464)
Net income from discontinued operations	-	(7,772)
Net loss from continuing operations	(16,689)	(23,236)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	1,179	9,871
Amortization expense	4,741	4,740
Stock-based compensation	3,060	1,952
Consultant stock compensation	51	67
Deferred income taxes	(1,094)	(797)
Impairment on fixed assets	377	750
Amortization of operating lease asset	116	100
Loss on debt extinguishment and revaluation, net	1,581	-
Amortization on deferred financing costs and discount on notes	739	5,353
Loss on sale of fixed assets	30	1,618
Changes in operating assets and liabilities:
Accounts receivable	(924)	(157)
Prepaid expenses and other current assets	(101)	(393)
Other long-term assets	(308)	56
Accounts payable	696	1,882
Deferred revenue	532	(9)
Operating lease liabilities	(111)	(98)
Other liabilities	1,294	-
Accrued liabilities	995	64
Net cash (used in) provided by operating activities	(3,836)	1,763
Net cash provided by operating activities- discontinued operations	-	328
Investing Activities
Purchases of property, plant, and equipment	(2,895)	(52,618)
Purchases of intangible assets	(44)	(79)
Proceeds from disposal on property, plant, and equipment	1,286	465
Deposits and credits on equipment, net	(7,916)	1,603
Net cash used in investing activities	(9,569)	(50,629)
Net cash provided by investing activities- discontinued operations	-	9,025
Financing Activities
Proceeds from preferred offerings	-	11,657
Proceeds from common stock securities purchase agreement offering	43	-
Proceeds from notes and debt issuance	2,900	29,736
Costs of preferred offering	-	(1,904)
Costs of common stock securities purchase agreement offering	(4)	-
Costs and payments of notes and short-term debt issuance	(175)	(1,743)
Cash dividend distribution on preferred stock	-	(2,131)
Payments on NYDIG loans and line of credit	(350)	(2,590)
Contributions from non-controlling interest	19,414	-
Proceeds from stock option exercises	-	77
Proceeds from common stock warrant exercises	-	779
Net cash provided by financing activities	21,828	33,881

Increase (decrease) in cash & restricted cash-continuing operations	8,423	(14,985)
Increase in cash & restricted cash- discontinued operations	-	9,353
Cash & restricted cash – beginning of period	1,821	10,258
Cash & restricted cash – end of period	$10,244	$4,626

Supplemental Disclosure of Cash Flow Information
Noncash equipment financing	-	4,620
Interest paid on NYDIG loans and line of credit	6	770
Noncash disposal of NYDIG collateralized equipment	3,388	-
Proceed receivable from sale of MTI Instruments	-	205
Notes converted to common stock	1,794	1,342
Warrant consideration in relation to promissory notes and convertible notes	1,330	5,317
Promissory note and interest conversion to common shares	845	15,236
Registration fees in prepaids and accounts payable	-	(58)
Noncash non-controlling interest contributions	2,887	-
Series B preferred dividend in accrued expense	383	-
Noncash activity right-of-use assets obtained in exchange for lease obligations	397	13

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

SHI currently conducts our business through our wholly-owned subsidiary, Soluna Computing, Inc. (“SCI”). SCI is engaged in mining of cryptocurrency through data centers that can be powered by renewable energy sources. Recently, SCI has built modular data centers that are used for cryptocurrency mining though proprietary mining and hosting business models. SCI intends to continue to develop and build, modular data centers that use wasted renewable energy for cryptocurrency mining and in the future can be used for intensive, high performance computing applications, such as artificial intelligence and machine learning, with the goal of providing a cost-effective alternative to battery storage or transmission lines. Headquartered in Albany, New York, the Company uses technology and intentional design to solve complex, real-world challenges.

SCI was incorporated in Delaware on January 8, 2020 as EcoChain, Inc., which operates cryptocurrency mining facilities that performs proprietary mining and data hosting services that integrates with the cryptocurrency blockchain network. Through the October 2021 acquisition by EcoChain, Inc. of an entity at the time named Soluna Computing, Inc., SCI also has a pipeline of certain cryptocurrency mining projects previously owned by Harmattan Energy, Ltd. (“HEL”) (formerly known as Soluna Technologies, Ltd.), a Canadian corporation incorporated under the laws of the Province of British Colombia that develops vertically-integrated, utility-scale computing facilities focused on cryptocurrency mining and cutting-edge blockchain applications. Following such acquisition, on November 15, 2021, SCI completed its conversion and redomicile to Nevada and changed its name from “EcoChain, Inc.” to “Soluna Computing, Inc.”. The following day, the acquired entity, Soluna Computing, Inc., changed its name to “Soluna Callisto Holdings Inc.” (“Soluna Callisto”). We earn revenue from this business as the mined cryptocurrencies are converted into U.S. dollars. In fiscal year 2021, SCI began mining operations in Murray, Kentucky, (“Project Sophie”) and Calvert City, Kentucky, (“Project Marie”). Project Marie had performed hosting services and proprietary mining in which 10 megawatts were used for hosting services and 10 megawatts was used for proprietary mining through the end of February 2023, at which time the facility had shut down. On April 6, 2023, Project Sophie entered into a 25 MW hosting contract with a Bitcoin miner, in which has shifted the Company’s business model at the Company’s modular data centers at Project Sophie from proprietary mining to hosting Bitcoin miners for the customer. As of June 30, 2023, the majority of Project Sophie is data hosting, while one building is still performing proprietary mining. The Company is currently selling its existing Bitcoin miners at the Project Sophie site and redeploying capital. On September 17, 2022, SCI sold specified assets consisting mainly of mining equipment and other general equipment items to a buyer at its Wenatchee, Washington location, (“Project Edith”). Soluna has committed to providing certain facilities contracts at cost plus a markup to facilitate the continued operations for the sold mining assets, on behalf of the new ownership. We have a development site in Texas (“Project Dorothy”) for a potential of up to 100 megawatts to be built at a wind farm with initial energization of 50 megawatts, in which the Company has obtained approval from the Electric Reliability Council of Texas (“ERCOT”) and energized 25 MW in May 2023 and expects to energize another 25 MW during the third quarter of 2023. The Company as of June 30, 2023, has a 15% ownership interest in Soluna DVSL ComputeCo, LLC (“DVSL”), and 51% ownership interest in Soluna DV ComputeCo, LLC (“DV”) in which are included within the Project Dorothy site, as discussed further in Note 16.

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

Going Concern and Liquidity

The Company’s condensed financial statements as of June 30, 2023 have been prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying condensed financial statements, the Company did not generate sufficient revenue to generate net income and has a cash used in operations position during the six months ending June 30, 2023. In addition, the Company has ceased operations for Project Marie in February 2023 due to the termination of the Management and Hosting Services agreement with CC Metals and Alloys, LLC (“CCMA”) and repossession of collateral for miners as discussed further below. These factors, among others indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after issuance of these condensed unaudited financial statements as of June 30, 2023, or August 14, 2023.

Soluna MC Borrowing 2021-1, received a Notice of Acceleration and Repossession (the “NYDIG Notice”) from NYDIG ABL LLC (“NYDIG”) with respect to the Master Equipment Finance Agreement, dated as of December 30, 2021 (the “MEFA”), by and between Borrower and NYDIG. The NYDIG Notice states that (a) Borrower failed to observe or perform certain covenants, conditions or agreements contained in the MEFA and such failure continued unremedied for a period of ten days after Borrower’s knowledge of such breach, which resulted in an event of default under the MEFA, and (b) Borrower defaulted under the guaranty, collateral agreement, or other support agreement, which resulted in an event of default under the MEFA. In addition, the NYDIG Notice states that Borrower failed to pay certain payments of principal and interest under the MEFA when due, which failure also constituted an event of default under the MEFA. As a result of the foregoing events of default, and pursuant to the MEFA, NYDIG (x) declared the principal amount of all loans due and owing under the MEFA and all accompanying Loan Documents (as defined in the MEFA) to be due and immediately payable, (y) imposed a default rate of interest on any outstanding principal amount of each loan (together with all then unpaid interest accruing thereon) and all other obligations under the MEFA and the Loan Documents, and (z) demanded the return of all equipment subject to the MEFA and the Loan Documents. The obligations of Borrower under the MEFA and reflected in the NYDIG Notice were ring-fenced to Borrower and its direct parent company, Soluna MC LLC. On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, which resulted in a reportable disposition of all of the Company’s mining assets at the site and certain of the operating assets of Project Marie. The total net book value of the collateralized assets that were repossessed totaled approximately $3.4 million. Additionally, NYDIG has stated its intention to pursue SCI, the parent company of Guarantor, under a piercing of the corporate veil claim relating to Defendants’ debts and liabilities under the loan documents. SCI denies any such liability and has filed a complaint for a declaratory judgment against NYDIG in the Eighth Judicial District Court in Clark County, Nevada on March 16, 2023, seeking a declaratory judgment as to such matter.NYDIG filed a motion to dismiss in response to SCI’s declaratory judgment complaint on April 13, 2023. SCI filed a response in opposition to NYDIG’s motion to dismiss on April 27, 2023. The court heard oral arguments on May 16, 2023. On June 22, 2023, the court issued an order granting NYDIG’s motion to dismiss, without prejudice. SCI intends to continue to vigorously defend any allegations regarding liability on account of Defendants’ debts and liabilities to NYDIG under their loan documents and intends to refile a declaratory judgment complaint against NYDIG.

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

In addition, on May 9, 2023, the Company’s indirect subsidiary Soluna DV ComputeCo, LLC (“DV”) through Soluna DV Devco, LLC completed a strategic partnership and financing with a special purpose vehicle, Navitas West Texas Investments SPV, LLC, (“Navitas”) organized by Navitas Global, to complete the second phase of the Dorothy Project (“Dorothy 1B”). Under a Contribution Agreement among the parties, the Company owned a substantially complete 25MW data center under construction, in which the Company had contributed capital expenditures for the data center. Navitas has approximately $12.1 million cash contribution for the primary purpose of purchasing proprietary cryptocurrency miners and equipment necessary to put the Dorothy 1B Project into service. As a result of the contribution, the Company owns 51% of DV and Navitas owns 49% of DV.

During the first six months of 2023, the Company has entered into six separate promissory notes for a total of $900 thousand at an interest rate of 15%. In March 2023, we satisfied two of these promissory notes for a total of $300 thousand, and an additional $325 thousand was satisfied in April of 2023, using proceeds from a subsequent placement of the December 5th Securities Purchase Agreement Offering. In May and June of 2023, the Company paid an additional $175 thousand, leaving $100 thousand still outstanding for one remaining promissory note classified within current portion of debt within the condensed financial statements as of June 30, 2023, in which was subsequently paid on July 31, 2023.

For the first six months ended June 30, 2023, the Company has sold under-utilized miners and equipment, and continues to evaluate opportunities to sell more miners and equipment for fiscal year 2023. In addition to the proceeds from the foregoing transactions and together with the Company’s available cash on hand for available use of approximately $7.5 million as of June 30, 2023, the Company will need additional capital raising activities, to meet its outstanding commitments relating to capital expenditures as of June 30, 2023 of approximately $100 thousand and other operational needs, as well as additional needs during 2023 and management continues to evaluate different strategies to obtain financing to fund operations. However, management cannot provide any assurances that the Company will be successful in accomplishing additional financing or any of its other plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2022 has been derived from the Company’s audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three and six months ended June 30, 2023 and June 30, 2022.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, SCI. All intercompany balances and transactions are eliminated in consolidation.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of less than three months. As of June 30, 2023 and December 31, 2022, the Company had approximately $7.5 million and $1.1 million within cash and cash equivalents. In addition, for cash flow purposes, the Company had approximately $4.6 million as of June 30, 2022 within cash and cash equivalents.

Restricted cash relates to cash that is legally restricted as to withdrawal and usage or is being held for a specific purpose and thus not available to the Company for immediate or general business use. As of June 30, 2023 and December 31, 2022, the Company had approximately $2.8 million and $685 thousand.  The Company notes that there was no restricted cash balance as of June 30, 2022 for cash flow purposes. The balance in restricted cash relates to funds held in escrow accounts due to sales of equipment that were executed, in which the Company can release to the convertible noteholders only if they request their share of funds. If no funds are distributed to the convertible noteholders from the escrow account by December 31, 2023, the funds may be used for general purposes for the Company.  In addition, there was a restricted deposit held with a customer that was for less than 12 months. The Company has a long term restricted cash balance in relation to a collateralized deposit described further in Note 10.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or net assets.

3. Accounts Receivable

Accounts receivables consist of the following at:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Data hosting	$832	53
Related party receivable	430	247
Other	275	20
Total	$1,537	$320

The Company’s allowance for doubtful accounts was $0 at both June 30, 2023 and December 31, 2022.

Employee Receivables

Certain employees have a receivable due to the Company based on their stock-based awards, in which $112 thousand and $120 thousand was outstanding as of June 30, 2023 and December 31, 2022. The balance is currently presented as $14 thousand and $26 thousand within Prepaid and other current assets as of June 30, 2023 and December 31, 2022 and $98 thousand and $94 thousand, respectively within Other assets on the condensed financial statements.

4. Property, Plant and Equipment

Property, plant and equipment consist of the following at:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Land and land improvements	$1,016	$540
Buildings and leasehold improvements	16,648	6,410
Computers and related software	2,019	7,248
Machinery and equipment	6,066	3,310
Office furniture and fixtures	22	22
Construction in progress	13,785	26,175
	39,556	43,705
Less: Accumulated depreciation	(1,796)	(1,496)
	$37,760	$42,209

Depreciation expense was approximately $547 thousand and $5.5 million for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense was approximately $1.2 million and $9.9 million for the six months ended June 30, 2023 and 2022, respectively.

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

In January 2023, the Company sold M20 and M21 miners for a loss on sale of equipment of approximately $82 thousand in which we received proceeds of $213 thousand for our M20 and M21 miners which were previously reported as held for sale as of December 31, 2022, in which had a net book value of $295 thousand. There were additional proceeds of $36 thousand in March 2023, in which resulted in a gain of approximately $3 thousand of scrap and other equipment. This was offset with a gain on sale of approximately $48 thousand in relation to the sale of M30 miners in May and June of 2023, which the Company sold the miners for a higher value than the current net book value. The Company received proceeds of approximately $561 thousand in which the miners had a net book value of approximately $513 thousand. In addition, the Company sold Switchgear and M31 miners for cash proceeds of approximately $476 thousand in which no gain or loss was recognized as the switchgear and miners were sold at net book value. The Company incurred a $1.6 million loss for the three and six months ended June 30, 2022 in connection with the disposal of miners with a net book value of approximately $2.1 million in which the Company received proceeds of $465 thousand.

During the six months ended June 30, 2023, the Company had impairment charges of approximately $377 thousand in which related to impairment of approximately $165 thousand for power supply units (PSUs) at the Sophie location and $43 thousand for M31 miners in which were subsequently sold in April 2023, in which the Company wrote down the net book value to subsequent sale price. The Company had impairment charges of approximately $169 thousand for the three months ended June 30, 2023 due to revaluing the S19 miners to the current market conditions. During the three and six months ended June 30, 2022, the Company concluded that there were impairment indicators on property, plant and equipment associated with the S-9 miners. As a result, a quantitative impairment analysis was required as of June 30, 2022. As such, the Company reassessed its estimates and forecasts as of June 30, 2022, to determine the fair values of the S-9 miners. As a result of the analysis, as of June 30, 2022, the Company concluded the carrying amount of the property, plant and equipment associated with the S-9 miners exceeded its fair value, which resulted in impairment charges of $750 thousand on the condensed consolidated statements of operations for the three and six months ended June 30, 2022.

Equipment held for sale

In April 2023, Project Sophie entered into a 25 MW hosting contract with a sustainability-focused Bitcoin miner, in which has shifted the Company’s business model at the Company’s modular data center at Project Sophie from proprietary mining to hosting Bitcoin miners for the customer. The Company is currently selling existing Bitcoin miners at the site and redeploying capital. The Company obtained Board of Director approval to sell all remaining miners at the Sophie location and as of June 30, 2023, approximately $1.0 million remains to be sold which the Company expects to sell within a year. In addition, due to the closure of the Marie facility in February 2023, the Company had a net book value of approximately $379 thousand for Tessaracks (mobile, Bitcoin Mining Equipment) in which were also included as held for sale as the Company is actively trying to sell the equipment within the next year.

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

Merger Consideration

The fair value of the Merger Consideration includes various assumptions, including those related to the allocation of the estimated value of the maximum number of Merger Shares (2,970,000) issuable as Merger Consideration, which issuance is contingent on the achievement of certain milestones of generating active Megawatts from Qualified Projects in which the Cost Requirement is satisfied within five years after the effective date of the merger, as set forth in the Merger Agreement and the schedules thereto, as set forth below. The Merger Consideration and the timing of the payment thereof is subject to the following qualifications and limitations:

1a)	Upon the Company achieving each one active MegaWatts (“Active MWs”) from the projects in which the cost requirement is satisfied, this will cause SHI to issue to HEL 19,800 shares for each one MW up to a maximum 150 Active MW.

i.	If, on or before June 30, 2022, SCI or Soluna Callisto directly or indirectly achieves at least 50 active MWs from one or more of three current projects as set forth in the Merger Agreement that satisfy the Cost Requirement as defined within the Merger Agreement, then the Merger Shares will be issued at an accelerated rate of 29,700 Merger Shares for each of such first 50 Active MW, such that the Merger Shares in respect of the remaining 100 Active MWs (if any) will be issued at a reduced rate of 14,850 Merger Shares per Active MW (see below for extension and issuance of a proportion of shares);

ii.	If, by June 30, 2023, SCI or Soluna Calisto fail to achieve directly or indirectly (other than pursuant to a Portfolio Acquisition) at least 50 Active MW from Projects that satisfy the Cost Requirement, then the maximum aggregate number of Merger Shares shall be reduced from 2,970,000 to 1,485,000 (see below for extension and issuance of a proportion of shares);

iii.	No Merger Shares will be issued to HEL without our prior written consent;

iv.	Issuance of the Merger Shares will also be subject to the continued employment with or engagement by SCI or the surviving corporation of (A) John Belizaire and (B) at least two of Dipul Patel, Mohammed Larbi Loudiyi, (through ML&K Contractor), and Phillip Ng at the time that such Merger Shares are earned. If both (A) and (B) cease to be satisfied on or prior to the date that all Merger Shares are earned (such date, a “Trigger Date”), then “Qualified Projects” for purposes of determining Merger Shares shall only apply to those Qualified Projects that are in the pipeline as of the Trigger Date. For these purposes, if any such individual’s employment or service relationship with SCI is terminated without cause, as a result of his death or disability, or with good reason (as such terms are defined in the employment and consulting agreements), such individual shall be deemed to continue to be employed or engaged by SCI for these purposes;

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

On April 11, 2023, the Board has reviewed and approved the progress of SCI’s management team in qualifying facilities as Qualified Facilities and discussed an extension of the date in Section 2.7(a)(ii)(A) of the Merger Agreement to December 31, 2023 (previously was June 30, 2022), and an extension of the date in Section 2.7(a)(ii)(B) of the Merger Agreement to June 30, 2024 (previously was June 30, 2023).

Due to conditions being met within the Merger Agreement in relation to energization and retention of employees, the Company has advised SCI US Holdings LLC, a Delaware limited liability company, who is the sole Effective Time Holder (as defined in the Merger Agreement) of the right to receive the Merger Shares and that 495,000 Merger Shares were issued on May 26, 2023. SCI US Holdings LLC has consented to the issuance of such Merger Shares as required under the Merger Agreement and has directed the Company to issue such Merger Shares to its affiliate, HEL. Following the issuance of the 495,000 Merger Shares, a total of 2,475,000 Merger Shares remain available for possible issuance pursuant to the terms of the Merger Agreement.

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

6. Intangible Assets

Intangible assets consist of the following as of June 30, 2023:

(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Total

Strategic pipeline contract	$46,885	$15,628	$31,257
Assembled workforce	500	167	333
Patents	151	6	143
Total	$47,536	$15,801	$31,735

Intangible assets consist of the following as of December 31, 2022:

(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Total

Strategic pipeline contract	$46,885	$10,940	$35,945
Assembled workforce	500	117	383
Patents	110	6	104
Total	$47,495	$11,063	$36,432

Amortization expense for the three months ended June 30, 2023 and 2022 was approximately $2.4 million and $2.4 million. Amortization expense for the six months ended June 30, 2023 and 2022 was approximately $4.7 million and $4.7 million

The strategic pipeline contract relates to supply of a critical input to our digital mining business. The Company has analyzed this strategic pipeline contract similar to a permit for future benefit. The strategic pipeline contract relates to potential renewable energy data centers that fit in the alignment of the Company structure to expand operations of the Company’s new focus in their business.

The Company expects to record amortization expense of intangible assets over the next five years and thereafter as follows:

(Dollars in thousands)
Year
2023 (remainder of the year)	$4,742
2024	9,484
2025	9,484
2026	7,905
2027	7
Thereafter	113
Total	$31,735

7. Income Taxes

During the three and six months ended June 30, 2023, the Company’s effective income tax rate was 4.5% and 6.1%, and for the three and six months ended June 30, 2022, the Company’s effective tax rate on the tax benefit was 1.75% and 3.32%. The projected annual effective tax rate is less than the Federal statutory rate of 21%, primarily due to the change in the valuation allowance, as well as changes to estimated taxable income for 2023 and permanent differences. There was $544 thousand and $251 thousand deferred income tax benefit for the three months ended June 30, 2023 and 2022. There was $1.1 million and $797 thousand deferred income tax benefit for the six months ended June 30, 2023 and 2022.

In connection with the strategic contract pipeline acquired in the acquisition as further discussed in Note 5, ASC 740-10-25-51 requires the recognition of a deferred tax impact of acquiring an asset in a transaction that is not a business combination when the amount paid exceeds the tax basis on the acquisition date. As such, the Company is required to adjust the value of the strategic contract pipeline by approximately $10.9 million at inception date, in which was recorded as a deferred tax liability and this amount will be amortized over the life of the asset. For the three and six months ended June 30, 2023 and 2022, the Company amortized $547 thousand and $1.1 million.

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

The Company believes that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. The Company based the estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. In the event that actual results differ from these estimates, or the Company adjusts these estimates in future periods, the Company may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. The Company has a full valuation allowance for the deferred tax asset of $32.8 million and $30.7 million on June 30, 2023 and December 31, 2022, respectively. We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowance on a quarterly basis.

8. Debt

Convertible Notes Payable

Debt consists of the following

(dollar in thousands):

	Maturity Date	Interest Rate	June 30, 2023	December 31, 2022
Convertible Note	July 25, 2024	*18%	$10,710	$12,254
Less: discount from issuance of warrants			-	475
Less: debt issuance costs			-	42
Total convertible notes, net of discount and issuance costs			$10,710	$11,737

*	Default interest was waived on March 10, 2023

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

On April 24, 2023, the Company reached agreement with the holders of the outstanding Convertible Notes to extend the maturity thereof until May 25, 2023. On May 11, 2023, the Company entered into a Second Amendment Agreement (the “Second Amendment”) as discussed further below with the holders of its October Secured Notes to extend the maturity date of the October Secured Notes to July 25, 2024.

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

Pursuant to the Addendum, between July 21, 2022 to August 3, 2022, the October Secured Notes with an aggregate principal amount of $1,100,000 converted into 293,350 shares of common stock, at the conversion price of $3.75. Pursuant to the Addendum and Addendum Amendment, the Company evaluated whether the new addendums qualified as debt modification or debt extinguishment, and based on ASC 470, Debt, the Company determined the Addendum and Addendum Amendment to fall under Debt Extinguishment and the Company would be required to fair value the new debt, and in turn write off the existing debt on the books. Based on the Company’s assessment, an extinguishment of debt of approximately $12.8 million was recorded in July and September of 2022 based on the Addendum and Addendum Amendment, the October Secured Notes had an aggregate principal amount of approximately $13.0 million and a fair value of approximately $14.1 million outstanding after the debt extinguishment. The fair value of the New Warrants issued to the Noteholders on September 13, 2022 was approximately $8.6 million and recorded as part of the loss on extinguishment of debt. The residual fair value of the New Warrants issued to non-lenders was $892 thousand and was recorded as equity with the offset as debt discount against the residual proceeds, in which the entire $892 thousand has been amortized, in which $112 thousand and $474 thousand related to the three and six months ended June 30, 2023. All the original debt issuance costs were written off with the extinguishment of the debt, and with the Addendum Amendment. As of the year ended December 31, 2022, the Company had to fair value the outstanding debt, in which it was determined to be approximately $12.3 million of a principal outstanding balance of approximately $13.0 million, in which the change in valuation compared to September 2022 when the Company had an extinguishment recorded, was recorded as a revaluation gain for the year ended December 31, 2022.

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

With the Second Amendment on May 11, 2023, the principal value was reestablished to approximately $13.3 million and a new fair value was established at approximately $10.94 million. The Second Amendment caused an extinguishment of debt of approximately $1.9 million which includes a loss on revaluation of the debt of $554 thousand and warrant valuation of New Class A and Class B warrants of $1.33 million. In addition, there was a $250 thousand extension fee cash payment that was included within “Other expense, net” on the condensed consolidated financial statements for the three and six months ended June 30, 2023.   The Company had approximately $400 thousand of note conversions between May 11, 2023 and June 30, 2023. The Company performed a fair value assessment as of June 30, 2023 and had a debt revaluation loss of approximately $170 thousand. For the three and six months ended June 30, 2023, the Company had a net loss on debt revaluation and extinguishment of approximately $2.1 million and $1.6 million, respectively.

Following the debt extinguishment on July 19, 2022 as noted further above, the Convertible Notes will be accounted for under the fair value method on a recurring basis upon issuance (e.g., upon execution of the Addendum) per guidance within ASC 480, and at each subsequent reporting period, with changes in fair value reported in earnings. Although the Notes are not being accounted for under 825-10, the substance of the debt is considered to be the same and is therefore considered outside the scope of ASC 470-60. As such, the Company performed a fair value analysis of the Convertible Notes. In addition, due to the extinguishment of debt in relation to the Second Amendment on May 11, 2023, the Company needed to perform a fair value analysis as of the date of extinguishment. For the year-ended December 31, 2022 and quarters-ended March 31, 2023 and June 30, 2023, the Company had Monte Carlo simulations run-out for the expected conversion dates of the Convertible Notes using risk free rates, annual volatility, daily trading volumes, likely conversion profiles, and other assumptions based on principal and accrued interest as of the period ends. The Company determined the fair value of the Convertible Notes uses certain Level 3 inputs.

Changes in Level 3 Financial Liabilities Carried at Fair Value

(in thousands)
Balance, July 19, 2022 (date of Addendum of convertible notes)	$14,610
Conversions of debt	(1,100)
Total revaluation loss	597
Balance, September 13, 2022	14,107
Total revaluation gains	(1,853)
Balance, December 31, 2022	$12,254
Conversions of debt (January 2023- March 2023)	(1,394)
Total revaluation gains	(473)
Balance March 31, 2023	$10,386
Total revaluation loss	554
Balance, May 11, 2023	10,940
Conversions of Debt (May 11, 2023-June 30, 2023)	(400)
Total revaluation loss	170
Balance June 30, 2023	$10,710

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

Promissory Notes

	Maturity Dates	Interest Rate	June 30, 2023
Promissory note issuances	November 3 & 10, 2023	15%	$900
Less: principal promissory note repayment			(800)
Total promissory note outstanding as of June 30, 2023			$100

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

On April 4, 2023, the Company issued to the holders of the promissory notes on February 3, 2023 and February 10, 2023, 1,466,810 shares of common stock in satisfaction of the February 3, 2023 promissory note and partial satisfaction of the February 10, 2023 promissory note a total repayment of $325 thousand in principal plus accrued and unpaid interest of $10 thousand and other charges thereon of $105 thousand in which were included as part of interest expense, at the same price per share as the agreed upon share price conversion rate noted in relation to the December 5, 2022 SPA amendment on February 9, 2023, and approved during the Special Shareholders Meeting on March 10, 2023.

On May 5, 2023 and June 2, 2023, the Company paid a total approximately $175 thousand principal plus interest of $2 thousand of the remaining balance of promissory notes, leaving an outstanding balance of $100 thousand for one note still outstanding as of June 30, 2023 and accrued interest of approximately $10 thousand. Subsequent to June 30, 2023, the Company has paid the remaining outstanding principal and accrued interest balance on July 31, 2023.

NYDIG Financing

	Maturity Dates	Interest Rate	June 30, 2023	December 31, 2022
NYDIG Loans #1-11	April 25, 2023 thru January 25, 2027*	12% thru 15%	$10,546	$14,387

Less: principal payments			—	3,841
Less: repossession of collateralized assets			3,388	-
Total outstanding debt			$7,158	$10,546

*	Due to event of default- the entire NYDIG Financing became current, see note below.

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

The NYDIG Notice states that (a) Borrower failed to observe or perform certain covenants, conditions or agreements contained in the Master Agreement and such failure continued unremedied for a period of ten days after Borrower’s knowledge of such breach, which resulted in an event of default under the Master Agreement, and (b) Borrower defaulted under the guaranty, collateral agreement, or other support agreement, which resulted in an event of default under the Master Agreement. In addition, the NYDIG Notice states that Borrower failed to pay certain payments of principal and interest under the Master Agreement when due, which failure also constituted an event of default under the Master Agreement. As a result of the foregoing events of default, and pursuant to the Master Agreement, NYDIG (x) declared the principal amount of all loans due and owing under the Master Agreement and all accompanying Loan Documents (as defined in the Master Agreement) to be due and immediately payable, (y) imposed a default rate of interest on any outstanding principal amount of each loan (together with all then unpaid interest accruing thereon) and all other obligations under the Master Agreement and the Loan Documents, and (z) demanded the return of all equipment subject to the Master Agreement and the Loan Documents. As such, the principal balance of $10.5 million became due immediately and the Borrower was to bear interest, at a rate per annum equal to 2.0% plus the rate per annum otherwise applicable to such obligations set forth in the Master Agreement. Also, as the Company was not able to obtain a waiver, the outstanding deferred financing costs were written off. As of December 31, 2022, the Borrower had incurred accrued interest and penalty of approximately $274 thousand. On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, and repossessed the collateralized assets that totaled approximately $3.4 million, in which offset the outstanding loan balance. Additionally, NYDIG has stated its intention to pursue SCI, the parent company of Guarantor, under a piercing of the corporate veil claim relating to Defendants’ debts and liabilities under the loan documents. SCI denies any such liability and has filed a complaint for a declaratory judgment against NYDIG in the Eighth Judicial District Court in Clark County, Nevada on March 16, 2023 seeking a declaratory judgment as to such matter. NYDIG filed a motion to dismiss in response to SCI’s declaratory judgment complaint on April 13, 2023. SCI filed a response in opposition to NYDIG’s motion to dismiss on April 27, 2023. The court heard oral arguments on May 16, 2023. On June 22, 2023, the court issued an order granting NYDIG’s motion to dismiss, without prejudice. SCI intends to continue to vigorously defend any allegations regarding liability on account of Defendants’ debts and liabilities to NYDIG under their loan documents and intends to refile a declaratory judgment complaint against NYDIG.

Loan and Security Agreement

Navitas Term Loan

	Maturity Dates	Interest Rate	June 30, 2023
Term Loan	May 9, 2025	15%	$2,050
Less: principal payments			-
Less: debt issuance costs			47
Total outstanding debt			2,003
Less: current portion of debt			829
Total Long term debt			$1,174

On May 9, 2023, Soluna DV ComputeCo, LLC (“DV”) and Navitas West Texas Investments SPV, LLC entered into a 2-year Loan Agreement (“Term Loan”) for $2,050,000. The unpaid principal balance of the Term Loan shall bear interest at per annum rate equal to 15%. Beginning on the last Business Day of the month in which the In-Service Date occurs (date Dorothy 1B is put into full operation following the planned ramp-up period), and continuing on the last Business Day of each month thereafter until the repayment of all Term Loan debt principal and accrued interest occurs, DV shall make debt service payments on the Term Loan through a cash sweep with the Site-level Free Cash Flow (total revenue of DV minus power costs and site level costs listed in Loan and Security agreement), otherwise to be distributed to Soluna Holdings, Inc., the ultimate parent entity of DV (the “SLNH Cash”) being applied as a permanent repayment of the Loan in an amount equal to the greater of: (i) the sum of (A) the amount of accrued and unpaid interest that has not yet been added to the principal balance of the Term Loan, if any, plus (B) an amount equal to 1/24th of the then outstanding principal balance of the Term Loan; provided that the aggregate amount payable pursuant to this clause (i) shall not exceed SLNH Cash times 0.60; or (ii) SLNH Cash times 0.33.

Any and all monthly debt service amounts so paid to Lender shall be applied first to accrued and unpaid interest that has not yet been added to the principal balance of the Term Loan, if any, and then to repayment of the then outstanding principal balance of the Term Loan. On the Term Loan Maturity Date (May 9, 2025), all remaining principal and accrued and unpaid interest that has not yet been added to the principal balance of the Term Loan, if any, shall become immediately due and owing in full and shall be paid by wire transfer in immediately available funds. As of June 30, 2023, approximately $1.2 million is included in long-term debt and approximately $829 thousand is included in current debt. Approximately $44 thousand of interest expense has been accrued in relation to the Term Loan.

Line of Credit

On September 15, 2021, the Company entered into a $1.0 million unsecured line of credit with KeyBank National Association (“KeyBank”), that will, among other things, allow the Company to request loans and to use the proceeds of such loans for working capital and other general corporate purposes (the “KeyBank facility”). The line of credit bears interest at a rate of Prime + 0.75% per annum. Accrued interest is due monthly and principal is due in full following KeyBank’s demand. As of January 1, 2022, the entire line of credit of $1.0 million was drawn and outstanding. As of June 30, 2023, the entire $1.0 million has been paid down, and the Company does not have any remaining balance outstanding. The Company does not plan to draw down on the line of credit in the foreseeable future. In addition, future drawdowns may require pre-approval by KeyBank.

9. Stockholders’ Equity

Preferred Stock

The Company has two series of preferred stock outstanding: the Series A Preferred Stock, with a $25.00 liquidation preference; and the Series B Convertible Preferred Stock, par value $0.0001 per share, with a stated value equal to $100.00 (the “Series B Preferred Stock”). As of June 30, 2023 and December 31, 2022, there were 3,061,245 shares of Series A Preferred Stock issued and outstanding, respectively, and as of June 30, 2023 and December 31, 2022 there was 62,500 shares of Series B Preferred Stock issued and outstanding, respectively.

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

Common Stock

The Company has one class of common stock, par value $0.001 per share. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. As of June 30, 2023 and December 31, 2022, there were 29,745,947 and 18,694,206 shares of common stock issued and outstanding, respectively.

Dividends

Pursuant to the Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock of the Company, dividends, when, as and if declared by the Board (or a duly authorized committee of the Board), will be payable monthly in arrears on the final day of each month, beginning August 31, 2021. During the year ended December 31, 2022, the Board declared and paid the Company aggregate dividends on the shares of Series A Preferred Stock of approximately $3.9 million, respectively. The Board of Directors had not declared any Series A Preferred Stock dividends beginning October 2022 through the date of this report, as such the Company has accumulated approximately $1.7 million of dividends in arrears on the Series A Preferred Stock through December 31, 2022. An additional $3.4 million of dividends in arrears on the Series A Preferred Stock has been accumulated for a total of approximately $5.1 million in dividend in arrears.

The Company’s Series B Preferred Stock includes a 10% accruing dividend compounded daily for 12 months from the original issue date of July 20, 2022 that may be paid in cash or stock at the Company’s option at the earlier of (i) the date the Series B Preferred Stock is converted, or (ii) the Series B Dividend Termination Date. As of June 30, 2023 and December 31, 2022, the Company has accrued $619 thousand and $236 thousand for dividend payable for the Series B preferred stock.

Reservation of Shares

The Company had reserved common shares for future issuance as follows as of June 30, 2023:

Stock options outstanding	1,309,789
Restricted stock units outstanding	297,680
Warrants outstanding	23,835,852
Common stock available for future equity awards or issuance of options	4,607,743
Number of common shares reserved	30,051,064

The Company also notes that as of June 30, 2023, there are 1,100,839 Series A preferred stock available for future equity awards under the 2021 Plan.

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

The Company notes as continuing operations was in a net loss for the three and six months ended June 30, 2023 and 2022, as such basic and diluted earnings per share is the same balance as continuing operations acts as the control amount in which would cause antidilution. Not included in the computation of earnings per share, assuming dilution, for the three and months ended June 30, 2023, were options to purchase 1,309,789 shares of the Company’s common stock, 297,680 nonvested restricted stock units, and 23,835,852 outstanding warrants not exercised. These potentially dilutive items were excluded because the calculation of incremental shares resulted in an anti-dilutive effect.

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

10. Commitments and Contingencies

Commitments:

Leases

The Company determines whether an arrangement is a lease at inception. The Company and its subsidiaries have operating leases for certain manufacturing, laboratory, office facilities and certain equipment. The leases have remaining lease terms one year to less than ten years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of June 30, 2023 and December 31, 2022, the Company has no assets recorded under finance leases.

Lease expense for these leases is recognized on a straight-line basis over the lease term. For the three and six months ended June 30, 2023 and 2022, total lease costs are comprised of the following:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Operating lease cost	$60	$50	$116	$100
Short-term lease cost	—	—	—	—
Total net lease cost	$60	$50	$116	$100

Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

Other information related to leases was as follows:

(Dollars in thousands, except lease term and discount rate) (Dollars in thousands)	Six Months Ended June 30, 2023

Weighted Average Remaining Lease Term (in years):
Operating leases	4.37

Weighted Average Discount Rate:
Operating leases	7.94%

(Dollars in thousands, except lease term and discount rate) (Dollars in thousands)	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022

Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$111	$98

Non-Cash Activity Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$397	$13

Maturities of noncancellable operating lease liabilities are as follows for the quarter ending June 30:

(Dollars in thousands)
2023
2023 (remainder of year)	$121
2024	242
2025	78
2026	29
2027	29
Thereafter	145
Total lease payments	644
Less: imputed interest	(112)
Total lease obligations	532
Less: current obligations	207
Long-term lease obligations	$325

As of June 30, 2023, there were no additional operating lease commitments that had not yet commenced.

Letter of Credit

On April 12, 2023, Soluna DV Services, entered into an agreement for an irrevocable letter of credit with Lighthouse Electric Cooperative, Inc., as the beneficiary. The letter of credit is collateralized by a deposit held with Amarillo National Bank in which is currently classified as Restricted cash, long term.

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

NYDIG filed a complaint against a subsidiary of Company, Soluna MC Borrowing 2021-1, LLC (“Borrower”) and Soluna MC, LLC, as Guarantor (“Guarantor”), and together with Borrower, (“Defendants”) in Marshall Circuit Court of the Commonwealth of Kentucky on December 29, 2022 regarding a series of loans made by NYDIG to Borrower pursuant to a master equipment finance agreement that were secured by certain assets of Borrower and guaranteed by Guarantor pursuant to a written guaranty agreement executed by Guarantor. The Court issued on February 15, 2023 an agreed order granting NYDIG’s motion for writ of possession which, among other things, ordered parties to provide NYDIG access to the collateral described therein and preserved the rights of NYDIG to pursue a deficiency judgment against the Defendants. Also on February 15, 2023, the Defendants filed their answer and affirmative defenses in this proceeding. The Defendants believe that NYDIG has liquidated some of the collateral securing the loans and anticipate that NYDIG will complete the liquidation of collateral and continue to prosecute the complaint to obtain a judgment against the Defendants. Additionally, NYDIG has stated its intention to pursue SCI, the parent company of Guarantor, under a piercing of the corporate veil claim relating to Defendants’ debts and liabilities under the loan documents. SCI denies any such liability and has filed a complaint for a declaratory judgment against NYDIG in the Eighth Judicial District Court in Clark County, Nevada on March 16, 2023 seeking a declaratory judgment as to such matter. NYDIG filed a motion to dismiss in response to SCI’s declaratory judgment complaint on April 13, 2023. SCI filed a response in opposition to NYDIG’s motion to dismiss on April 27, 2023. The court heard oral arguments on May 16, 2023. On June 22, 2023, the court issued an order granting NYDIG’s motion to dismiss, without prejudice. SCI intends to continue to vigorously defend any allegations regarding liability on account of Defendants’ debts and liabilities to NYDIG under their loan documents and intends to refile a declaratory judgment complaint against NYDIG.

11. Related Party Transactions

MeOH Power, Inc.

On December 18, 2013, MeOH Power, Inc. and the Company executed a Senior Demand Promissory Note (the Note) in the amount of $380 thousand to secure the intercompany amounts due to the Company from MeOH Power, Inc. upon the deconsolidation of MeOH Power, Inc. Interest accrues on the Note at the Prime Rate in effect on the first business day of the month, as published in the Wall Street Journal. At the Company’s option, all or part of the principal and interest due on this Note may be converted to shares of common stock of MeOH Power, Inc. at a rate of $0.07 per share. Interest began accruing on January 1, 2014. The Company recorded a full allowance against the Note. As of June 30, 2023 and December 31, 2022, $352 thousand and $342 thousand, respectively, of principal and interest are available to convert into shares of common stock of MeOH Power, Inc. Any adjustments to the allowance are recorded as miscellaneous expense during the period incurred.

Legal Services

During the three and six months ended June 30, 2023, the Company incurred $1 thousand and $1 thousand, respectively, to Couch White, LLP for legal services associated with contract review. During the three and six months ended June 30, 2022, the Company incurred $1 thousand and $2 thousand, respectively. A partner at Couch White, LLP is an immediate family member of one of our Directors.

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

Due to conditions being met within the Merger Agreement in relation to energization and retention of employees, the Company has advised SCI US Holdings LLC, a Delaware limited liability company, who is the sole Effective Time Holder (as defined in the Merger Agreement) of the right to receive the Merger Shares and that 495,000 Merger Shares were issued on May 26, 2023. SCI US Holdings LLC has consented to the issuance of such Merger Shares as required under the Merger Agreement and has directed the Company to issue such Merger Shares to its affiliate, HEL. Following the issuance of the 495,000 Merger Shares, a total of 2,475,000 Merger Shares remain available for possible issuance pursuant to the terms of the Merger Agreement.

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

In addition, one of the Company’s directors, Matthew E. Lipman, serves as a director and currently acting as President of HEL. Mr. Lipman does not directly own any equity interest in Tera Joule, LLC, which owns 9.2% of HEL; however, as a result of his position as a director and officer of Brookstone IAC, Inc., which is the manager of Tera Joule, LLC, he has dispositive power over the equity interests that Tera Joule owns in HEL. As a result, the approximate dollar value of the amount of Mr. Toporek’s and Mr. Lipman’s interest in the Company’s transactions with HEL for the three and six months ended June 30, 2023 was $0 and $0.

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

The Company owned approximately 1.79% of HEL, calculated on a converted fully diluted basis, as of June 30, 2023 and December 31, 2022. The Company may enter into additional transactions with HEL in the future.

12. Stock Based Compensation

2023 Plan

The 2023 Plan was adopted by the Board on February 10, 2023 and approved by the stockholders on March 10, 2023. The 2023 Plan sets the number of shares of our Common Stock reserved for issuance thereunder, on a quarterly basis, to 9.75% of the shares of our Common Stock outstanding on the measurement date. Subject to certain adjustments as provided in the 2023 Plan, the maximum aggregate number of shares of our Common Stock that may be issued under the 2023 Plan (excluding the number of shares of our Common Stock subject to Specified Awards (as defined below)) (i) pursuant to the exercise of stock options, (ii) as unrestricted or restricted Common Stock, and (iii) in settlement of RSUs shall be limited to, beginning with the first quarter of our fiscal year ending December 31, 2023 (or January 1, 2023), 9.75% of the number of shares of our Common Stock outstanding as of the first trading day of each quarter . Subject to certain adjustments as provided in the 2023 Plan, (i) shares of our Common Stock subject to the 2023 Plan shall include shares of our Common Stock which revert back to the 2023 Plan in a prior quarter pursuant to the paragraph below, and (ii) the number of shares of our Common Stock that may be issued under the 2023 Plan may never be less than the number of shares of our Common Stock that are then outstanding under (or available to settle existing) 2023 Plan Award grants.

On June 29, 2023, at the Annual Shareholder Meeting, the Amended and Restated 2023 Stock Incentive Plan was approved. The Amended and Restated 2023 Plan will, among other things, increase the number of shares of our Common Stock reserved for issuance thereunder, on a quarterly basis, to 23.75% of the shares of our Common Stock outstanding on the measurement date. Subject to certain adjustments as provided herein, the maximum aggregate number of Common Shares that may be issued hereunder (excluding the number of Common Shares subject to Specified Awards (as hereinafter defined)) (i) pursuant to the exercise of Options, (ii) as unrestricted Common Shares or Restricted Stock, and (iii) in settlement of RSUs shall be limited to, beginning with the third quarter of our fiscal year ending December 31, 2023 (or July 1, 2023), 23.75% of the number of Common Shares outstanding as of the first trading day of each quarter. Subject to certain adjustments as provided herein, (A) Common Shares subject to this Plan shall include Common Shares which reverted back to this Plan in a prior quarter, and (B) the number of Common Shares that may be issued under this Plan may never be less than the number of Common Shares that are then outstanding under (or available to settle existing) Awards. For purposes of determining the number of Common Shares available under this Plan, Common Shares withheld by the Company to satisfy applicable tax withholding or exercise price obligations pursuant to Section 10(e) of this Plan shall be deemed issued under this Plan. In the event that, prior to the date this Plan shall terminate, any Award granted under this Plan expires unexercised or unvested or is terminated, surrendered or cancelled without the delivery of Common Shares, or any shares of Restricted Stock are forfeited back to the Company, then the Common Shares subject to such Award may be made available for subsequent Awards under the terms of this Plan. As used in this Plan, “Specified Awards” shall mean (i) Awards to Eligible Persons who are not employed or engaged by the Company or any of its subsidiaries as of the last day of any fiscal quarter of the Company, commencing with the fiscal quarter ending March 31, 2023 and (ii) Awards that have a grant date at least three (3) years prior to the last day of any fiscal quarter of the Company, commencing with the fiscal quarter ending March 31, 2023.

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

During the three months ended June 30, 2023, the Company did not issue any equity awards under its 2021 or 2023 Plans.

During the six months ended June 30, 2023, the Company awarded 500,000 restricted stock units under the 2021 Plan, valued at $0.2986 per share based on the closing market price of the Company’s common stock on the date of the grant. The restricted stock units vested during May 2023.

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

There have been no other significant changes in the Company’s reported financial position or results of operations and cash flows as a result of its adoption of new accounting pronouncements or changes to its significant accounting policies that were disclosed in its condensed consolidated financial statements for the three and six months ended June 30, 2023.

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

Set forth below are the results of the discontinued operations:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023		2022

Product revenue	$-	$160		$-	$1,799
Cost of sales	-	166		-	728
Research and development	-	30		-	398
General and administrative expenses	-	89		-	573
Other income	-	-		-	-
(Loss) income from discontinued operations before gain on disposal and income taxes	-	(125)		-	100
Pretax gain on sale of MTI Instruments	-	7,602		-	7,602
Deferred tax benefit	-	70		-	70
Net income from discontinued operations	$-	$7,547	$		$7,772

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

The following table presents the gain associated with the Sale that was reported within the 2022 Annual Report.

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

The assets which secure the MEFA represent substantially all of the Company’s mining assets at the site and certain of the operating assets of Project Marie, a 20 MW facility located in Kentucky. The obligations of Borrower under the MEFA and reflected in the NYDIG Notice are ring-fenced to Borrower and its direct parent company, Soluna MC LLC. The Company is not a party to any guaranty, collateral agreement or other support agreement with or for the benefit of NYDIG. For the year ended December 31, 2022, the principal balance of $10.5 million became due immediately and the Borrower was to bear interest, at a rate per annum equal to 2.0% plus the rate per annum otherwise applicable to such obligations set forth in the Master Agreement. As of June 30, 2023, the Company reduced the outstanding debt by the repossessed collateralized assets net book value of $3.4 million, reducing the debt outstanding to $7.2 million as of June 30, 2023. Also, as the Company was not able to obtain a waiver, the outstanding deferred financing costs were written off. As of June 30, 2023 and December 31, 2022, the Borrower had incurred accrued interest and penalty of approximately $965 thousand and $274 thousand.

On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, which resulted in a reportable disposition of all of the Company’s mining assets at the site and certain of the operating assets of Project Marie. The total net book value of the collateralized assets that were repossessed totaled $3.4 million in which were written off the Company’s books for the six months ended June 30, 2023, with an offset to the outstanding loan. Additionally, NYDIG has stated its intention to pursue SCI, the parent company of Guarantor, under a piercing of the corporate veil claim relating to Defendants’ debts and liabilities under the loan documents. SCI denies any such liability and has filed a complaint for a declaratory judgment against NYDIG in the Eighth Judicial District Court in Clark County, Nevada on March 16, 2023 seeking a declaratory judgment as to such matter. In a related development, also on February 23, 2023, the Borrower received a notice of termination of the Management and Hosting Services Agreement with CC Metals and Alloys, LLC. As a result of this action and certain other characteristics of the facility, the Company elected to shut down the Marie facility. The Company believes it will maximize its profits and return on assets by concentrating its personnel and capital on its Dorothy Facility.

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

For the three and six months ended June 30, 2023, the Company assessed whether the abandonment of the Project Marie facility qualified for the classification of discontinued operations under ASC 205-20-45-1B and 1C. A disposal of a component of an entity or a group of components of an entity shall be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs:

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

Set forth below are the results of Project Marie:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Cryptocurrency mining revenue	$-	$3,058	$769	$6,545
Data hosting revenue	-	1,179	276	2,683
Total revenue	-	4,237	1,045	9,228
Operating costs:
Cost of cryptocurrency mining revenue, exclusive of depreciation	-	1,550	801	2,882
Cost of revenue- depreciation	8	2,339	130	4,467
Data hosting (income) costs	(10)	975	205	2,114
General and administrative expense	34	174	319	247
Impairment on fixed assets	-	-	43	-
Interest expense	315	480	692	845
Gain (loss) on sale of fixed assets	-	(1,618)	11	(1,618)
Net loss before income taxes	$(347)	$(2,899)	$(1,134)	$(2,945)

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

The carrying amount of the VIE’s assets and liabilities was as follows for DVSL:

	June 30, 2023	December 31, 2022

Current assets:
Cash and restricted cash	$3,681	$15
Accounts receivable	94	-
Other receivable- current	430	247
Due to- intercompany	78	-
Total current assets	4,283	262

Other assets- long term	2,172	-
Property, plant, and equipment	14,126	13,673
Total assets	$20,581	$13,935

Current liabilities:
Due from – intercompany	$-	$241
Accounts payable	2,930	-
Accrued expense	78	-
Total current liabilities	3,008	241

Other long term liabilities	1,190	-
Total liabilities	$4,198	$241

Effective, January 1, 2023, the Company’s ownership in DVSL was reduced from 67.8% to 14.6%; see above for details.

On May 9, 2023, the Company’s indirect subsidiary Soluna DV ComputeCo, LLC (“DV”) completed a strategic partnership and financing with a special purpose vehicle, Navitas West Texas Investments SPV, LLC, (“Navitas”) organized by Navitas Global, to complete the second phase of the Dorothy Project (“Dorothy 1B”). Under a Contribution Agreement among the parties, the Company owned a substantially complete 25MW data center under construction, in which the Company had contributed capital expenditures for the data center. Soluna and Navitas amended and restated the Initial LLCA (the “Existing LLCA”) to reflect Navitas’ contribution of $4,500,000 and its receipt of 4,500 Membership Interests, constituting 26.5% of the outstanding Membership Interests of the Company. On June 2, 2023, Soluna and Navitas amended and restated the Existing LLCA to (a) reflect (i) Navitas’s additional capital contribution of $7,596,970 and receipt of an additional 7,597 Membership Interests, for a total of 12,097 Membership Interests and 49% ownership of the Company, and (ii) Soluna’s additional capital contribution of $1,340,000 and receipt of an additional 1,340 Membership Interests, for a total of 12,590 Membership Interests and 51% ownership of the Company, and (b) describe the respective rights and obligations of the Members and the management of the Company.

Soluna evaluated this legal entity under ASC 810, Consolidations and determined that DV is a variable interest entity that should be consolidated into Soluna, with a non-controlling interest recorded to account for Navita’s equity ownership of the Company. Soluna has a variable interest in DV. The entity was designed by Soluna to create an entity for outside investors to invest in specific projects. The creation of this entity resulted in Soluna, through its equity interest in DV, absorbing operational risk that the entity was created to create and distribute, resulting in Soluna having a variable interest in DV.

DV is a variable interest entity of Soluna due to DV being structured with non-substantive voting rights. This is due to two factors being met as outlined in ASC 810-10-15-14 that require the Variable Interest Entity model to be followed.

a.	The voting rights of Soluna are not proportional to their obligation to absorb the expected losses of the legal entity. Soluna gave Navitas veto rights over significant decisions, which results in Soluna having fewer voting rights than their obligation to absorb the expected losses of the legal entity.

b.	Substantially all of DV’s activities are conducted on behalf of Soluna, who has disproportionally fewer voting rights.

Also, Soluna is the primary beneficiary due to having the power to direct the activities of DV that most significantly impact the performance of the Company due to its role as the manager handling the day-to-day activities of DV as well as majority ownership of and has the obligation to absorb losses or gains of DV that could be significant to Soluna.

Accordingly, the accounts of DV are consolidated in the accompanying unaudited condensed financial statements

The carrying amount of the VIE’s assets and liabilities was as follows for DV:

	June 30, 2023	December 31, 2022

Current assets:
Cash and restricted cash	$2,214	$-
Deposits and credits on equipment	8,116	-
Due to- intercompany	1,104	-
Total current assets	11,434	-

Other assets- long term	1,260	-
Property, plant, and equipment	13,446	-
Total assets	$26,140	$-

Current liabilities:
Accounts payable	$308	$-
Accrued expense	47	-
Current portion of debt	829	-
Total current liabilities	1,184	-

Long-term portion of debt	1,174	-
Total liabilities	$2,358	$-

17. Segment Information

The Company applies ASC 280, Segment Reporting, in determining its reportable segments. The Company has two reportable segments: Cryptocurrency Mining and Data Hosting. The Company notes that previously there was an additional segment: Test and Measurement Instrumentation, however as discussed in Note 1, the Company sold MTI Instruments in April 2022, and therefore has classified as discontinued operations. The guidance requires that segment disclosures present the measure(s) used by the Chief Operating Decision Maker (“CODM”) to decide how to allocate resources and for purposes of assessing such segments’ performance. The Company’s CODM is comprised of several members of its executive management team who use revenue and cost of revenues of both reporting segments to assess the performance of the business of our reportable operating segments.

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

For the three months ended June 30, 2023 and 2022, approximately 0% and 6% of the Company’s cryptocurrency mining revenue was generated from Project Edith (data center located in Wenatchee, Washington), 0% and 41% from Project Marie, and 100% and 54% from Project Sophie (data center located in Murray, Kentucky), respectively. 0% and 100% of the Company’s data center hosting revenue was generated from Project Marie from hosting with customers for the three months ended June 30, 2023 and 2022, 60% and 0% of the data hosting revenue for three months ended June 30, 2023 and 2022 was generated from Project Sophie, and 40% and 0% of the data hosting revenue for the three months ended June 30, 2023 and 2022 was generated from Project Dorothy (data center located in Texas).

For the six months ended June 30, 2023 and 2022, approximately 0% and 6% of the Company’s cryptocurrency mining revenue was generated from Project Edith (data center located in Wenatchee, Washington), 21% and 43% from Project Marie, and 79% and 51% from Project Sophie (data center located in Murray, Kentucky), respectively. 19% and 100% of the Company’s data center hosting revenue was generated from Project Marie from hosting with customers for the six months ended June 30, 2023 and 2022, 48% and 0% of the data hosting revenue for six months ended June 30, 2023 and 2022 was generated from Project Sophie, 32% and 0% of the data hosting revenue for the six months ended June 30, 2023 and 2022 was generated from Project Dorothy (data center located in Texas), and 1% and 0% was generated from Project Edith for the six months ended June 30, 2023 and 2022.

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

The following table details revenue and cost of revenues for the Company’s reportable segments for three and six months ended June 30, 2023 and 2022, and reconciles to net income (loss) on the consolidated statements of operations:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reportable segment revenue:
Cryptocurrency mining revenue	$915	$7,497	$3,711	$15,309
Data hosting revenue	1,153	1,179	1,439	2,683
Total segment and consolidated revenue	2,068	8,676	5,150	17,992
Reportable segment cost of revenue:
Cost of cryptocurrency mining revenue, exclusive of depreciation	1,160	3,596	3,410	6,992
Cost of data hosting revenue, exclusive of depreciation	759	975	1,031	2,114
Cost of revenue-depreciation	539	5,538	1,164	9,862
Total segment and consolidated cost of revenues	2,458	10,109	5,605	18,968
Reconciling items:
General and administrative expenses	6,515	7,249	13,252	14,504
Impairment on fixed assets	169	750	379	750
Interest expense	439	3,305	1,814	6,185
Loss on debt extinguishment and revaluation	2,054	-	1,581	-
(Gain) loss on sale of fixed assets	(48)	1,618	30	1,618
Other expense, net	285	-	273	-
Income tax (benefit) from continuing operations	(547)	(251)	(1,093)	(797)
Net loss from continuing operations	(9,257)	(14,104)	(16,689)	(23,236)
Income before income tax from discontinued operations	-	7,477	-	7,702
Income tax benefit from discontinued operations	-	70	-	70
Net income from discontinued operations	-	7,547	-	7,772
Net loss	(9,257)	(6,557)	(16,689)	(15,464)
(Less) Net loss attributable to non-controlling interest	482	-	852	-
Net loss attributable to Soluna Holdings, Inc.	$(8,775)	$(6,557)	$(15,837)	$(15,464)

Capital expenditures	2,035	27,180	2,895	52,618
Depreciation and amortization	2,918	7,914	5,920	14,611

18. Subsequent Events

Notes payable

On July 13, 2023, the Company entered into two note payable agreements for a total principal value of approximately $235 thousand. The two note payable amounts have a 15% issue discount applied and a maturity date of April 15, 2024. The Company can prepay the note by paying the full amount owed plus an additional 20%. On August 2, 2023, the Company paid one of the outstanding note payable balances of approximately $157 thousand plus a 20% prepayment fee of approximately $31 thousand. As of the date of these condensed financial statements the Company has approximately $78 thousand outstanding from the note payable agreements entered on July 13, 2023.

Series B Convertible Preferred Stock dividend payment

On August 11, 2023, Soluna Holdings, Inc. (the “Company”) paid a mandatory dividend on its outstanding Series B Convertible Preferred Stock (the “Series B Stock”) in the amount of $657,223.64. Pursuant to the Certificate of Designation for the Series B Stock, the Company had the option to pay the dividend in cash or shares of Common Stock. Pursuant to a Dividend Payment Agreement, the Company and the holder of the Series B Stock agreed to satisfy the payment of the dividend through the issuance of 1,100,000 shares of its Common Stock and 1,757,494 prefunded warrants (the “Prefunded Warrants”).

Each Pre-Funded Warrant has been funded to the amount of $.19999, with $0.00001 per share of common stock payable upon exercise, is immediately exercisable, may be exercised at any time until exercised in full and is subject to customary adjustments. The Pre-Funded Warrants may not be exercised if the aggregate number of shares of the Company’s common stock beneficially owned by the holder (together with her affiliates) would exceed 4.99% of the Company’s outstanding Common Stock immediately after exercise. However, the holder may increase (upon 61 days’ prior notice from the holder to the Company) or decrease such percentages, provided that in no event such percentage exceeds 4.99%.

Second Subsequent Closing of December 5, 2022 SPA

On August 1, 2023, the Company had the second subsequent closing under the Securities Purchase Agreement dated December 5, 2022 among the Company and certain institutional investors. Pursuant to the SPA, the investors purchased $855,000 in common stock and associated common stock purchase warrants, with a purchase price of $0.30 per share. Accordingly, at the second subsequent closing the Company issued to the investors 2,579,565 shares of Common Stock, together with associated warrants to purchase 5,159,170 shares of Common Stock.

Credits on equipment

On August 10, 2023, the Company confirmed a credit which is included within Deposits and credits on equipment on the condensed financial statements, which had previously been noted as a deposit on equipment.  As of June 30, 2023, the credit is approximately $975 thousand. This credit is restricted to be used on future purchases by March 1, 2024 (“expiration date”).  The Company notes that if an order is not executed by the expiration date, the credit would be forfeited.  The Company intends to utilize the full credit balance for future orders prior to the expiration date.

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

Overview

SHI currently conducts our business through our wholly-owned subsidiary, Soluna Computing, Inc. (“SCI”). SCI is engaged in the mining of cryptocurrency through data centers that can be powered by renewable energy sources. Recently, SCI has built modular data centers that are used for cryptocurrency mining though proprietary mining and hosting business models. SCI intends to continue to develop and build modular data centers that use wasted renewable energy for cryptocurrency mining and in the in the future can be used for intensive, high performance computing applications, such as artificial intelligence and machine learning, with the goal of providing a cost-effective alternative to battery storage or transmission lines. Headquartered in Albany, New York, the Company uses technology and intentional design to solve complex, real-world challenges. The Company’s data centers are operated through certain projects noted below: Project Edith, Project Sophie, Project Marie, and Project Dorothy.

Project Edith

The Edith project is a project permitted to consume up to 3.3 MegaWatts (“MW”) located in Wenatchee, Washington. The data center was acquired from the estate of the GigaWatt bankruptcy in May 2020. The project operates in a district with increasing power rates. In the first quarter of 2022, the ETH (“Ethereum”) foundation made it clear that the merge to proof-of-stake was happening and graphics processing unit (“GPU”) mining was going to be challenged going forward. In the early summer of 2022, Soluna began to seek a buyer for the assets. Soluna ultimately sold the GPU mining assets and other mining equipment in September 2022 for $790 thousand. Soluna has committed to providing certain facilities contracts at cost plus a markup to facilitate the continued operations for the mining assets for the new ownership. Within prepaid and current assets is a note receivable for $193 thousand, in which as of June 30, 2023 is in default. This note receivable is secured by assets, the value of which is sufficient to cover the note.

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

On April 6, 2023, Project Sophie entered into a 25 MW hosting contract with a Bitcoin miner, in which has shifted the Company’s business model at the Company’s modular data center at Project Sophie from proprietary mining to hosting Bitcoin miners for the customer. The Company is currently selling existing Bitcoin miners at the site and redeploying capital, in which approximately $1.1 million is included within Equipment held for sale as of June 30, 2023.

As of the date of the condensed financial statements, the Company has deployed more than 7,600 machines for its hosting customer filling 23 MW of capacity, with approximately 812 PH/s installed hash rate.

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

Permitting, Energization, Deployment and Construction:

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

On April 20, 2023, after the review of the Briscoe Wind Farm’s RARF (see above), ERCOT approved the energizing of the first 50 MW of Project Dorothy as a behind-the-meter load. On April 27, 2023, the Company signed a 5 MW 2-year hosting deal with Compass Mining at Dorothy 1A. On May 10, 2023, the Company signed a 20 MW 2-years hosting agreement with another strategic hosting partner at Dorothy 1A. Since these important agreements, the Company completed the deployment of both contracts deploying over 7,000 machines to site as of June 8, 2023.

On May 9, 2023, having consummated a partnership with Navitas Global (see below) for Project Dorothy 1B, started working on the completion of the construction and energization this portion of the project. In June 2023, the Company purchased of 8,378 Bitmain Antminer S19s, S19j Pro and S19j Pro+ machines for Project Dorothy 1B. The purchase is estimated to result in 868 PH/s of hashrate with an average efficiency of 29.9 J/TH and at a cost of $10.59 $/TH.

Project-level Financing (Dorothy 1A and Dorothy 1B):

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

The second 25 MW being developed as part of the Dorothy Facility, the ownership of which is held within Soluna DV ComputeCo, LLC (“DV”). On May 9, 2023, the Company entered into an investment partnership with Navitas for its Project Dorothy 1B data center in Texas. The proprietary-mining focused joint venture brings Navitas into Project Dorothy 1B as an investor and equity partner. Navitas will provide investment capital for the final stages of the infrastructure build out of Project Dorothy 1B and 25 MW of Bitcoin miners. Navitas has a contribution of $12.1 million for a 49% ownership in DV. The deal also includes a $2 million loan to complete construction. Soluna will provide operations and maintenance expertise and will remain an owner of 51% of Dorothy 1B. This partnership is a capstone to the recent deals at Dorothy 1A and Project Sophie, in which will help put the company on a positive trajectory.

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

On March 2, 2023, Soluna DV Services, LLC, a Nevada limited liability company (“ServeCo”) and an indirect wholly-owned subsidiary of the Company, entered into a series of agreements with Briscoe, (b) GSEC, and (c) LHEC. All the agreements were effective as of February 24, 2023 (the “Effective Date”). The Company is developing a modular data center in phases (the “Dorothy Facility”). The two phases of the Dorothy Facility will have a peak demand of 50 megawatts, and if, upon mutual agreement, all four phases are completed, the data center will have an estimated peak demand of 150 megawatts. The Dorothy Facility will be located next to, and supplied energy from, Briscoe’s 150 MW wind farm located at or near Briscoe and Floyd Counties, Texas (the “Briscoe Wind Farm”). Under the agreements, LHEC and GSEC will supply the Dorothy Facility with energy from the Briscoe Wind Farm and the ERCOT market.

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

Commercialization of Dorothy 1A:

On April 26, 2023, Soluna DVSL ComputeCo, LLC signed a 2-year 5 MW Master Enterprise Hosting Services Agreement with Compass Mining, Inc. (the “Compass MHSA”). Compass Mining is one of the world’s first and largest online marketplace for Bitcoin mining hardware and hosting. Through its network of partners with mining facilities located in the US and Canada, Compass facilitates both large and small miner deployments on behalf of its end-users.

On May 5, 2023, Soluna DVSL ComputeCo, LLC signed a 2-year 20 MW Services Framework Agreement with a Strategic Hosting Partner. The partner will deploy over 5,000 miners at Dorothy 1A. This agreement puts the Dorothy 1A facility at full capacity.

Completion and Commercialization of Dorothy 1B

On May 9, 2023, the Company’s indirect subsidiary Soluna DV ComputeCo, LLC (“DV”) completed a strategic partnership and financing with a special purpose vehicle, Navitas West Texas Investments SPV, LLC, (“Navitas”) organized by Navitas Global, to complete the second phase of the Dorothy Project (“Dorothy 1B”). Under a Contribution Agreement among the parties, the Company owned a substantially complete 25MW data center under construction, in which the Company had contributed capital expenditures for the data center. Soluna and Navitas amended and restated the Initial LLCA (the “Existing LLCA”) to reflect Navitas’ contribution of $4.5 million and its receipt of 4,500 Membership Interests, constituting 26.5% of the outstanding Membership Interests of the Company. On June 2, 2023, Soluna and Navitas amended and restated the Existing LLCA to (a) reflect (i) Navitas’s additional capital contribution of $7.6 million and receipt of an additional 7,597 Membership Interests, for a total of 12,097 Membership Interests and 49% ownership of the Company, and (ii) Soluna’s additional capital contribution of $1.3 million and receipt of an additional 1,340 Membership Interests, for a total of 12,590 Membership Interests and 51% ownership of the Company, and (b) describe the respective rights and obligations of the Members and the management of the Company. The Company plans on performing proprietary mining at Dorothy 1B in which more than 8,250 machines have been purchased to date, and Company plans to begin energization by the third quarter of 2023.

Project Kati

The Kati Project is a new 166 MW Soluna modular data center co-located with a 300 MW wind farm in Texas. On June 20, 2023, the Company announced the signing of a term sheet with a leading renewable energy development company based in the US. Project Kati continues the development process, progressing through the first of three required ERCOT interconnection studies in the planning phase.

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

On April 11, 2022, SHI entered into a Stock Purchase Agreement (the “Stock Purchase Agreement”) with NKX Acquiror, Inc. (the “Purchaser”), pursuant to which the Company sold on such date all of the issued and outstanding shares of capital stock of its wholly-owned subsidiary, MTI Instruments, for approximately $9.4 million in cash, subject to certain adjustments as set forth in the Stock Purchase Agreement (the “Sale”). The consideration paid by the Purchaser to the Company was based on an aggregate enterprise value of approximately $10.75 million. The Company recognized a gain on the sale of approximately $7.8 million on is 2022 Annual Report.

Recent Developments and Trends

We have used the net proceeds of the Spring Lane and Navitas project level financing, debt financing, sale of miners and equipment, and subsequent closings of our common stock December 5th Securities Purchase agreement primarily for the construction of Project Dorothy, which has begun energization of Dorothy 1A in May 2023 and expects energization of Dorothy 1B in the third quarter of 2023, and operational expenses for our SHI parent and SCI business unit.

Consolidated Results of Operations

Consolidated Results of Operations for the Three and Six Months Ended June 30, 2023 Compared to the Three and Six Months Ended June 30, 2022.

The following table summarizes changes in the various components of our net loss during the three months ended June 30, 2023 compared to the three months ended June 30, 2022.

(Dollars in thousands)	Three Months Ended June 30 2023	Three Months Ended June 30, 2022	$ Change	% Change
Cryptocurrency mining revenue	$915	7,497	(6,582)	(88)%
Data hosting revenue	$1,153	1,179	(26)	(2)%
Operating costs and expenses:
Cost of cryptocurrency mining revenue, exclusive of depreciation	$1,160	3,596	(2,436)	(68)%
Cost of data hosting revenue, exclusive of depreciation	$759	975	(216)	(22)%
Costs of revenue- depreciation	$539	5,538	(4,999)	(90)%
General and administrative expenses, exclusive of depreciation and amortization	$4,136	4,873	(737)	(15)%
Depreciation and amortization associated with general and administrative expenses	$2,379	2,376	3	-%
Impairment on fixed assets	$169	750	(581)	(77)%
Operating loss	$(7,074)	(9,432)	2,358	25%
Other expense, net	$(285)	-	(285)	(100)%
Interest expense	$(439)	(3,305)	2,866	87%
Gain (loss) on sale of fixed assets	$48	(1,618)	1,666	103%
Loss on debt extinguishment and revaluation, net	$(2,054)	-	(2,054)	(100)%
Loss before income taxes from continuing operations	$(9,804)	(14,355)	4,551	32%
Income tax benefit from continuing operations	$547	251	296	118%
Net loss from continuing operations	$(9,257)	(14,104)	4,847	34%
Income before income taxes from discontinued operations	$-	7,477	(7,477)	(100)%
Income tax benefit from discontinued operations	$-	70	(70)	(100)%
Net income from discontinued operations	$-	7,547	(7,547)	(100)%
Net loss	$(9,257)	(6,557)	(2,700)	(41)%
(Less) net loss attributable to non-controlling interest	$482	-	(482)	(100)%
Net loss attributable to Soluna Holdings, Inc.	$(8,775)	(6,557)	(2,218)	(34)%

The following table summarizes changes in the various components of our net loss during the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

(Dollars in thousands)	Six Months Ended June 30 2023	Six Months Ended June 30, 2022	$ Change	% Change
Cryptocurrency mining revenue	$3,711	15,309	(11,598)	(76)%
Data hosting revenue	$1,439	2,683	(1,244)	(46)%
Operating costs and expenses:
Cost of cryptocurrency mining revenue, exclusive of depreciation	$3,410	6,992	(3,582)	(51)%
Cost of data hosting revenue, exclusive of depreciation	$1,031	2,114	(1,083)	(51)%
Cost of revenue- depreciation	$1,164	9,862	(8,698)	(88)%
General and administrative expenses, exclusive of depreciation and amortization	$8,496	9,755	(1,259)	(13)%
Depreciation and amortization associated with general and administrative expenses	$4,756	4,749	7	-%
Impairment on fixed assets	$379	750	(542)	(72)%
Operating loss	$(14,084)	(16,230)	2,146	13%
Other expense, net	$(273)	-	(273)	(100)%
Interest expense	$(1,814)	(6,185)	4,371	71%
Loss on sale of fixed assets	$(30)	(1,618)	1,588	98%
Loss on debt extinguishment and revaluation, net	$(1,581)	-	(1,581)	(100)%
Loss before income taxes from continuing operations	$(17,782)	(24,033)	6,251	26%
Income tax benefit from continuing operations	$1,093	797	296	37%
Net loss from continuing operations	$(16,689)	(23,236)	6,547	28%
Income before income taxes from discontinued operations	$-	7,702	(7,702)	(100)%
Income tax benefit from discontinued operations	$-	70	(70)	(100)%
Net income from discontinued operations	$-	7,772	(7,772)	(100)%
Net loss	$(16,689)	(15,464)	(1,225)	(8)%
(Less) net loss attributable to non-controlling interest	$852	-	(852)	(100)%
Net loss attributable to Soluna Holdings, Inc.	$(15,837)	(15,464)	(373)	(2)%

Cryptocurrency mining revenue: Cryptocurrency mining revenue consists of revenue recognized from SCI’s cryptocurrency mining operations.

Cryptocurrency mining revenue was approximately $915 thousand and $3.7 million for the three and six months ended June 30, 2023 compared to $7.5 million and $15.3 million for the three and six months ended June 30, 2022. We noted the significant decrease of approximately $6.6 million and $11.6 million mainly related to volume variances due to Project Marie operations being stopped in February 2023 in conjunction with the CCMA termination and NYDIG repossession of collateralized assets. The Company saw a $3.1 million and $5.8 million decline for the three and six months ended June 30, 2023 due to Project Marie’s operations being ceased. In addition, the Company switched from a proprietary mining model at Project Sophie to data hosting in the middle of April 2023 with a 95.5% conversion to hosting by the end of June 2023. The switch to data hosting at Project Sophie created a $3.1 million and $4.9 million decrease in cryptocurrency mining revenue for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022. In addition to the significant decline due to less machines being operated, the average price of Bitcoin decreased approximately 14% and 31% from the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2023.

Data hosting revenue: In August 2021, SCI began cryptocurrency hosting services in which SCI provides energized space and operating services to third-party mining companies who locate their mining hardware at one of SCI’s mining locations, in which they may receive a fee per miner installed, revenue share and if additional services are rendered, an additional service fee is charged to the outside parties. Data hosting revenue was approximately $1.2 million for the three months ended June 30, 2023 compared to $1.2 million for the three months ended June 30, 2022. Although the value was approximately the same, Project Marie ceased operations in February 2023, and the Company in April 2023 switched from proprietary mining to data hosting at Project Sophie creating approximately $700 thousand in data hosting revenue. In addition, Dorothy 1A began energization in the second quarter of 2023, creating approximately $456 thousand in data hosting revenue. There was a significant decline of approximately $1.2 million in data hosting revenue for the six months ended June 30, 2023 compared to June 30, 2022 primarily related to the shutdown of Project Marie operations in February 2023, as such, caused a decline in revenue of approximately $2.4 million for Project Marie, offset with increases at Project Sophie and Project Dorothy of $1.1 million as discussed above.

Cost of cryptocurrency mining revenue, exclusive of depreciation: Cost of cryptocurrency mining revenue includes direct utility costs, site overhead expenses, depreciation expenses, as well as overhead costs that relate to the operations of SCI’s cryptocurrency mining facilities in Washington, Kentucky, and Texas. Going forward, cost of cryptocurrency revenue will include any additional SCI cryptocurrency mining facilities that are part of the Company’s future pipeline.

Cost of cryptocurrency mining revenue, exclusive of depreciation costs was approximately $1.2 million and $3.4 million for the three and six months ended June 30, 2023 compared to $3.6 million and $7.0 million for the three and six months ended June 30, 2022, respectively, approximately a $2.4 and $3.6 million decrease. As noted above, due to a production volume decline from the ceasing of operations at Project Marie and switching to a data hosting model from a proprietary mining model at Project Sophie in addition to lower revenue generated from Bitcoin pricing caused a decline in cryptocurrency costs, but not as dramatically as revenue due to certain overhead and direct costs remaining consistent as prior comparative periods.

Cost of data hosting revenue, exclusive of depreciation: Cost of data hosting was approximately $759 thousand for the three months ended June 30, 2023 compared to $975 thousand for the three months ended June 30, 2022. This decrease was due to hosting contract arrangement for the three months ended June 30, 2022 in which electricity costs were not pass through costs, compared to the hosting contracts for the three months ended June 30, 2023 in which the electricity costs were pass through costs. In addition, the new contract at Project Sophie began in mid April 2023 and energization for Project Dorothy 1A begin in May 2023. Cost of data hosting revenue was approximately $1.0 million for the six months ended June 30, 2023 and $2.1 million for the six months ended June 30, 2022. This decrease, as stated above, was a direct result of Project Marie’s operations ceasing in February 2023, the hosting contract was also terminated at the same time. While the Company began data hosting operations at Project Sophie in mid April 2023, the energy costs noted within the recent hosting agreements were pass-through costs and lowered the costs of data hosting.

Cost of revenue- depreciation: Depreciation costs associated with cryptocurrency and data hosting revenue was approximately $539 thousand and $1.2 million for the three and six months ended June 30, 2023 compared to $5.5 million and $9.9 million for the three and six months ended June 30, 2022. The significant decline between the comparative periods related to a higher net book value in property, plant, and equipment as of June 30, 2022 of approximately $87.0 million compared to $37.8 million as of June 30, 2023. In fiscal year 2022, the Company impaired approximately $47.4 million of property, plant and equipment mainly in the third and fourth quarter of fiscal year 2022, in which in turn resulted in lower net book value of property, plant and equipment as of June 30, 2023 and a decline in depreciation costs for the period.

General and administrative expenses, exclusive of depreciation and amortization: General and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, information technology, and legal services.

General and administrative expenses for the three months ended June 30, 2023 was approximately $4.1 million compared to $4.9 million for the three months ended June 30, 2022, a decrease of approximately $737 thousand or 15%. This decrease was mainly related to decreases to salaries, benefits, and other employee expenses, consulting and professional fees and other outside services, offset with an increase in stock based compensation expenses.

Salaries, benefits, and other employee expenses decreased by approximately $1.3 million due to employee recruitment fees decreasing by approximately $169 thousand for the three months ended June 30, 2023 compared to three months ended June 30, 2022 as the Company was actively recruiting for new employees for the Company in fiscal year 2022, as well as reductions of $268 thousand in bonus expense for three months ended June 30, 2023, compared to the three months ended June 30, 2022. In addition, employee related expenses decreased approximately $131 thousand for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 as employees performed more traveling for events and site visits in the prior year compared to current year. Wages and salaries, including fringe benefits decreased by approximately $716 thousand due to differences in fewer employees between the comparable periods.

Consulting and professional fees decreased by approximately $126 thousand for the three months ended June 30, 2023 compared to three months ended June 30, 2022. The decrease in consulting fees and professional services were mainly due to consulting fees for various complex accounting transactions were higher for the three months ended June 30, 2022 due to the accounting for the sale of MTII Instruments transaction and other valuations compared to the three months ended June 30, 2023. Also, the Company had higher consulting fees of approximately $75 thousand related to executive lobbyist fees for business growth and development of the business. These expenses were offset by an increase in legal expenses incurred during the three months ended June 30, 2023, as compared to the prior quarter.

Other outside services decreased by approximately $173 thousand for the three months ended June 30, 2023 compared to the three months ended June 30, 2022, mainly due to non-recurring fees that included the Company cancelling services with two vendors that contributed $90 thousand of services in 2022, as well as several other non-recurring contract consulting and marketing costs in which did not occur in 2023.

Stock based compensation increased by approximately $985 thousand for the three months ended June 30, 2023 compared to June 30, 2022 due to the acceleration of the Company’s grants and awards in May of 2023.

General and administrative expenses for the six months ended June 30, 2023 was approximately $8.5 million compared to $9.8 million for the six months ended June 30, 2022, a decrease of approximately $1.3 million or 13%. This decrease was mainly related to decreased salaries, benefits, and other employee expenses, consulting and professional fees and other outside charges, offset with an increase in stock compensation expenses.

Salaries, benefits, and other employee expenses decreased by approximately $1.6 million due to employee recruitment fees decreased by approximately $303 thousand for the six months ended June 30, 2023 compared to six months ended June 30, 2022 as the Company was actively recruiting for new employees for the Company in fiscal year 2022, as well as a reduction in bonus expense of $517 thousand for six months ended June 30, 2023, compared to the six months ended June 30, 2022. In addition, employee related expenses decreased approximately $134 thousand for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 as employees performed more traveling for events and site visits in the prior year compared to current year. Wages and salaries, including fringe benefits decreased by approximately $610 thousand due to differences in headcount between the comparable periods.

Consulting and professional fees decreased by approximately $134 thousand for the six months ended June 30, 2023 compared to six months ended June 30, 2022. The decrease in consulting fees and professional services were mainly due to consulting fees for various complex accounting transactions were higher for the six months ended June 30, 2022 due to the accounting for the sale of MTII Instruments and the accounting for the asset acquisition transaction and other valuations by approximately $270 thousand compared to the six months ended June 30, 2023. Also, the Company had approximately higher consulting fees of approximately $110 thousand related to executive lobbyist fees related to business growth and development of the business. The decrease in fees were offset by unfavorable legal costs for the six months ended June 30, 2023 compared to the six months ended June 30, 2022.

Other outside services decreased by approximately $484 thousand for the six months ended June 30, 2023 compared to the six months ended June 30, 2022, due to reduced non-recurring expenses incurred during the six months ended June 30, 2023 compared to the six months ended June 30, 2022. Those costs included property tax advisors and ERCOT market support fees of $88 thousand that were one-time costs in 2022, as well as the Company cancelling services with two vendors that contributed $215 thousand of services in 2022, the Company paid out one final charge of $50 thousand to HEL to close out management and operating services, and for the six months ended June 30, 2022 there were several other non-recurring contract consulting and marketing projects that contributed to the difference compared to the six months ended June 30, 2023.

Stock based compensation increased by approximately $917 thousand for the six months ended June 30, 2023 compared to June 30, 2022 due to the acceleration of the Company’s grants and awards in May of 2023.

Depreciation and amortization associated with general and administrative expenses: Depreciation and amortization expense was comparable for the three and six months ended June 30, 2023 and the three and six months ended June 30, 2022 in which the balances totaled approximately $2.4 million and $4.7 million, respectively. The balances consist of amortization expense related to the strategic pipeline contract that was acquired in October 2021.

Impairment on fixed assets: During the six months ended June 30, 2023, the Company had impairment charges of approximately $377 thousand relating to impairment of approximately $166 thousand in power supply units (PSUs) at their Sophie location and $43 thousand for M31 miners in which were subsequently sold in April 2023, in which the Company wrote down the net book value to the subsequent sale price. During the three months ended June 30, 2023, the Company had impairment charges of approximately $169 thousand to adjust the value of the S19 miners to market. During the three and six months ended June 30, 2022, the Company concluded that there were impairment indicators on property, plant and equipment associated with the S-9 miners. As such, the Company reassessed its estimates and forecasts as of June 30, 2022, to determine the fair values of the S-9 miners. As a result of the analysis, as of June 30, 2022, the Company concluded the carrying amount of the property, plant and equipment associated with the S-9 miners exceeded its fair value, which resulted in impairment charges of $750 thousand for the three and six months ended June 30, 2022.

Interest expense: Interest expense for the three months ended June 30, 2023, was $439 thousand which primarily related to amortization of warrants for the convertible notes of $115 thousand and interest on the NYDIG Financing Loan of approximately $315 thousand. Interest expense for the three months ended June 30, 2022 was $3.3 million and was primarily related to the $2.8 million of interest expense in relation to the convertible notes issued at the end of October 2021 and promissory notes issued in February and March of 2022, as well as $480 thousand in interest expenses related to the NYDIG financing in January. The amortization of warrants and debt discounts was at a higher value in the three months ended of June 2022 by approximately $3.2 million, due to the value associated with the warrants from when the Company entered into the October Secured Note agreement in 2021, in which was subsequently amended in July and September of 2022. The Company needed to extinguish the original debt and establish a new fair value of debt, in which less amortization was associated.

Interest expense for the six months ended June 30, 2023 was $1.8 million and related to default and continuing interest expense of the NYDIG loan of approximately $692 thousand, interest and other charges of approximately $220 thousand for the promissory notes issued in January and February of 2023, and interest on amortization of warrants for the convertible debt of approximately $475 thousand, as well as default interest charged through March 10, 2023 for the convertible holders of approximately $420 thousand. Interest expense for the six months ended June 30, 2022 was $6.2 million and was primarily related to the $5.2 million of interest expense in relation to the convertible notes issued at the end of October 2021 and promissory notes issued in February and March of 2022, as well as $845 thousand in interest expenses related to the NYDIG financing in January. The amortization of warrants and debt discounts was at a higher value in the first six months of 2022 by approximately $4.8 million, due to the value associated with the warrants from when the Company entered into the October Secured Note agreement in 2021, in which was subsequently amended in July and September of 2022, in which the Company needed to extinguish the original debt and establish a new fair value of debt, in which less amortization was associated..

Loss on debt extinguishment and revaluation: During the third quarter of fiscal year 2022, the Company entered into the Addendum and Addendum Amendment in the which per guidance in ASC 470 the October Secured Notes were treated as a debt extinguishment in our consolidated financial statements. On May 11, 2023, the Company entered into a new debt agreement with the convertible noteholders and issued new warrants, and with doing so, created a debt extinguishment and loss of $1.8 million, in which the main factor was the valuation of the new warrants. There was an additional $170 thousand valuation loss as of 6/30/23 due to additional assumptions and assessments on the valuation of the debt at quarter end. The Company notes for the six months ended June 30, 2023, the Company had a net loss on debt extinguishment and revaluation of $1.6 million due to the extinguishment and revaluation noted above in the second quarter of 2023, offset with a gain of $473 thousand in the first quarter of 2023. The Company did not incur a debt extinguishment or revaluation of debt for the three and six months ended June 30, 2022. See Note 8 for further details.

Loss (gain) on sale of fixed assets: For the three months ended June 30, 2023, the Company incurred a gain on sale of fixed assets of approximately $48 thousand in relation to the sale of M30 miners with two customers, in which the Company sold the miners for a higher value than their current net book value. The Company received proceeds of approximately $561 thousand in which the miners had a net book value of approximately $513 thousand. For the six months ended June 30, 2023, the Company incurred a $30 thousand loss on the sale of fixed assets in connection with the sale of their M20 and M21 miners in which contributed to a loss on sale of equipment of approximately $82 thousand in which they received proceeds of $213 thousand for their M20 and M21 miners, in which had a net book value of $295 thousand prior to the sale. There were additional proceeds of $36 thousand from sale on equipment in March 2023, in which resulted in a gain of approximately $3 thousand of scrap and other equipment. There was an additional gain of $48 thousand for the sale of the M30 miners as noted above. The Company sold and disposed of approximately $2.1 million worth of fixed assets in the second quarter of 2022, for a loss on sale of fixed assets of approximately $1.6 million.

Other expense, net: For the three and six months ended June 30, 2023, was approximately $285 thousand and $273, respectively. The main reason for the balance was in relation to a $250 thousand expense in relation to an extension fee for the noteholders of the convertible debt when the 2nd Amendment was signed on May 11, 2023. There were no other expenses for the three and six months ended June 30, 2022.

Income tax benefit: Income tax benefit for the three and six months ended June 30, 2023 was $547 thousand and $1.1 million. The balance related to deferred tax amortization impact of acquiring an asset in a transaction that is not a business combination when the amount paid exceeds the tax basis on the acquisition date. As such, the Company is required to adjust the value of the strategic contract pipeline by approximately $10.9 million at inception date (October 29, 2021), in which was recorded as a deferred tax liability and this amount will be amortized over the life of the asset. For the three and six months ended June 30, 2023 and 2022, the Company amortized $547 thousand and $1.1 million. Income tax benefit from continuing operations for the three and six months ended June 30, 2022 was $251 thousand and $797 thousand, respectively, which mainly related to the amortization of deferred tax liability for the strategic pipeline discussed above, offset by a $295 thousand deferred tax expense incurred in the second quarter of 2022 related to increasing the Company’s valuation allowance associated with the deferred tax asset.

Net Income from discontinued operations: The Company’s MTI Instruments business was reported as discontinued operations up to the date of the sale on April 11, 2022. Net income from discontinued operations for the three and six months ended June 30, 2022 was $7.5 million and $7.8 million, respectively. This was primarily due to the $7.6 million gain on the sale reported in the second quarter of 2022 for MTI Instruments offset with sales and costs for the three and a half months of operations of MTI Instruments in fiscal year 2022. The Company sold MTI Instruments in fiscal year 2022 and did not incur any additional gains or costs for the three and six months ended June 30, 2023.

Net Loss attributable to non-controlling interest: Net loss attributable to non-controlling interest for the three months ended June 30, 2023 was $482 thousand in relation to the Company’s DVSL entity for $395 thousand and $87 thousand in relation to the Company’s DV entity. Net loss attributable to non-controlling interest for the six months ended June 30, 2023 was $852 thousand in relation to the Company’s DVSL entity for $765 thousand and $87 thousand in relation to the Company’s DV entity. There was no comparable balance for the three and six months ended June 30, 2022.

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

Reconciliations of Adjusted EBITDA to net income from continuing operations, the most comparable GAAP financial metric, for historical periods are presented in the table below:

(Dollars in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net loss from continuing operations	$(9,257)	$(14,104)	$(16,689)	$(23,236)
Interest expense, net	439	3,305	1,814	6,185
Income tax benefit from continuing operations	(547)	(251)	(1,093)	(797)
Depreciation and amortization	2,918	7,914	5,920	14,611
EBITDA	(6,447)	(3,136)	(10,048)	(3,237)

Adjustments: Non-cash items

Stock-based compensation costs	2,232	1,064	3,111	2,019
(Gain) loss on sale of fixed assets	(48)	1,618	30	1,618
Impairment on fixed assets	169	750	377	750
Loss on debt extinguishment and revaluation , net	2,054	—	1,581	—
Adjusted EBITDA	$(2,040)	$296	$(4,949)	$1,150

Stock based compensation costs represented approximately $1.9 million non-cash restricted stock units and $342 thousand non-cash stock options for the three months ended June 30, 2023 to members of our Board of Directors and certain Company employees compared to non-cash restricted stock units of $689 thousand to members of our Board of Directors and certain Company employees for the three months ended June 30, 2022 and non-cash stock options of approximately $375 thousand for the three months ended June 30, 2022. Stock based compensation costs represented approximately $2.6 million thousand non-cash restricted stock units and $534 thousand non-cash stock options for the six months ended June 30, 2023 to members of our Board of Directors and certain Company employees compared to non-cash restricted stock units of approximately $1.4 million thousand to members of our Board of Directors and certain Company employees for the six months ended June 30, 2022 and non-cash stock options of approximately $589 thousand for the six months ended June 30, 2022

Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Six Months Ended or As of	Six Months Ended or As of	Year Ended or As of
	June 30, 2023	June 30, 2022	December 31, 2022
Cash	$7,464	$4,626	$1,136
Restricted cash	2,780	-	685
Working capital	6,140	(9,689)	(24,579)
Net loss from continuing operations	(16,689)	(23,236)	(107,016)
Net income from discontinued operations	-	7,772	7,921
Net cash (used in) provided by operating activities	(3,836)	1,763	(6,118)
Net cash provided by operating activities for discontinued operations	-	328	369
Purchase of property, plant and equipment	(2,895)	(52,618)	(63,684)
Cash dividends paid on preferred stock	-	(2,131)	(3,852)

The Company had a consolidated accumulated deficit of approximately $237.6 million as June 30, 2023. As of June 30, 2023, the Company had positive working capital of approximately $6.1 million, $12.9 million outstanding principal in notes payable that may be converted to common stock, a subsidiary of the Company that defaulted on equipment financing and has a current outstanding loan of $7.2 million, a 2-year $2.05 million loan commitment to Navitas, and $100 thousand outstanding in principal for promissory notes, in which was paid off subsequent to June 30, 2023. The Company had outstanding commitments as of June 30, 2023, related to SCI for approximately $100 thousand in capital expenditures, and approximately $7.5 million of cash available to fund its operations.

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

As shown in the accompanying financial statements, the Company did not generate sufficient revenue to generate net income and has a cash used in operations position during the six months ending June 30, 2023. These factors, among others, indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after issuance of the condensed financial statements as of June 30, 2023, or August 14, 2023.

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

Operating Activities

Net cash used in operations for continuing operations was approximately $3.8 million during the six months ended June 30, 2023. The Company had a net loss for the six months ended June 30, 2023 of $16.7 million. Non-cash items included $1.2 million of depreciation expense and approximately $4.7 million of amortization expenses, as well as amortization on deferred financing costs and discount on notes of approximately $739 thousand, $3.1 million of stock-based compensation expenses, and $1.6 million loss on debt extinguishment and revaluation, net. These non-cash items were offset with a deferred tax benefit of $1.1 million. The change in asset and liabilities of approximately $2.1 million related to increase in accounts payable of $696 thousand in which Spring Lane made noncash contributions to pay off approximately $1.1 million that was outstanding as of December 31, 2022, increases of $1.3 million in other long term liabilities related to electricity deposits to Western Kentucky and Washington state, increases in accrued expenses of $995 thousand for interest on NYDIG loan, utility accruals, and security deposits, and increases of $532 to deferred revenue for receipt of cash for hosting services for more customers, offset with an increase in accounts receivable of $924 thousand in relation to performing further hosting services as of June 30, 2023. The other changes in assets and liabilities were not material.

Net cash provided by operating activities from continuing operations was approximately $1.8 million during the six months ended June 30, 2022. Cash was provided from operations by a net loss from continuing operations of $23.2 million, less non-cash items of $23.6 million, consisting primarily of $14.6 million of amortization and depreciation expense for the year for the intangible asset acquired in 2021 and significant additions in fixed assets, approximately $2.0 million in stock-based compensation expense, $1.6 million in loss on sale of fixed assets, $750 thousand for impairment on fixed assets, and $5.4 million for amortization on deferred financing costs and discount on notes issued during the year, offset by $797 thousand in deferred income tax benefits. The change in asset and liabilities of $1.3 million consisted primarily of an increase in accounts payable of $1.9 million offset by $393 thousand of increases in prepaid expenses and other assets (excluding proceed receivable from the sale of MTI Instruments of approximately $205 thousand) and $157 thousand in accounts receivable.

Investing Activities

Net cash used in investing activities during the six months ended June 30, 2023 was approximately $9.6 million consisting mainly of capital expenditures of $2.9 million, in addition to net increase through purchases on deposits and credits on equipment of $7.9 million, less cash proceeds from sale of equipment of $1.3 million. Net cash used in investing activities from continuing operations during the six months ended June 30, 2022 was approximately $50.6 million. For the six months ended June 30, 2022, we had $52.6 million worth of capital expenditures, a net change in deposits and credits on equipment of $1.6 million, and $465 thousand in proceeds from the sale of equipment. Net cash provided by investing activities from discontinued operations during the six months ended June 30, 2022 was approximately $9.0 million compared to $0 cash from discontinued operations for 2023. The change represented the net cash proceeds from the sale of MTI Instruments of $9.0 million for the six months ended June 30, 2022.

Financing Activities

Net cash provided by financing activities was approximately $21.8 million during the six months ended June 30, 2023, which consisted of cash contributions for non-controlling interest of approximately $19.4 million. The Company also received net proceeds from debt issuances of $2.9 million less debt payment costs of $175 thousand and $350 thousand for payment on the Company’s line of credit. Net cash provided by financing activities was approximately $33.9 million during the six months ended June 30, 2022, which consisted primarily of $9.8 million in net proceeds from the sale of Series A Preferred Stock and $25.4 million in net proceeds from notes and short term debt issuances. Proceeds of $779 thousand were also received in relation to common stock warrant exercises. During the six months ended June 30, 2022, the Company made cash dividend payments of approximately $2.1 million to holders of its Series A Preferred Stock.

Debt

On September 15, 2021, the Company entered into a $1.0 million unsecured line of credit with KeyBank National Association (“KeyBank”), that will, among other things, allow the Company to request loans and to use the proceeds of such loans for working capital and other general corporate purposes (the “KeyBank facility”). The line of credit bears interest at a rate of Prime + 0.75% per annum. Accrued interest is due monthly and principal is due in full following KeyBank’s demand. As of January 1, 2022, the entire line of credit of $1.0 million was drawn and outstanding. As of June 30, 2023, the entire original $1.0 million outstanding balance has been paid down, and the Company did not have an outstanding balance as of June 30, 2023. The Company does not plan to draw down on the line of credit in the foreseeable future. In addition, future drawdowns may require pre-approval by KeyBank.

On October 25, 2021, the Company issued to certain institutional investors secured convertible notes in the aggregate principal amount of approximately $16.3 million for an aggregate purchase price of $15.0 million. The notes are convertible, subject to certain conditions, at any time at the option of the investors, into an aggregate of 1,776,073 shares of the Company’s common stock. On July 19, 2022, the Company entered into the Addendum with the Noteholders to amend the terms the October Secured Notes. Pursuant to the Addendum, a portion of the October Secured Notes would be converted and may be redeemed in three tranches, with each tranche of $1,100,000 required to be converted into common stock in each case at the then in effect conversion price of the October Secured Notes, with such price, prior to each conversion, to be reduced (but not increased) to a 20% discount to the 5-day VWAP of the Company’s common stock. In addition, the Noteholders may require the Company to redeem up to $2,200,000 worth of October Secured Notes in connection with each tranche at a rate of $1.20 for every $1.00 owed, less the amount of October Secured Notes converted during such tranche, not including the required conversion amount if the Noteholders are unable to convert out of such amount of the October Secured Notes in each tranche. The Company is also required to deposit up to $1,950,000 in an escrow account in connection with each tranche to satisfy any redemptions, except with respect to the first tranche as provided in the Addendum Amendment. The Addendum also provides the right for the Company to pause the commencement of the conversion of the second and third tranches each for 45 days in the event the Company pursues an equity financing. Since inception, the Company has converted down approximately $3.8 million on the convertible debt. On September 13, 2022, the Company entered into the Addendum Amendment with the Noteholders to amend the terms to extend the maturity date to April 25, 2023, and increase the principal amount of the October Secured Notes by approximately $520 thousand for a total outstanding principal amount of approximately $13 million. The events of default stated in the Notice of Acceleration and Repossession defined below with NYDIG constituted a cross-default under the terms of secured convertible notes issued to the Noteholders. In addition to such cross-default, the failure of the Company pursuant to the Addendum dated as of July 19, 2022, to escrow an aggregate amount of $950,000 for the benefit of the Noteholders by December 21, 2022, constitutes an event of default under the Notes. Due to the defaults noted, the Company did not enter into the second and third tranche of conversions. As such, beginning on November 30, 2022, the Company had been accruing interest of 18% per annum on the outstanding principal amount due to the default. On March 10, 2023, the Company entered into a Second Addendum Amendment with the Noteholders, in which the Company paid approximately $617 thousand through the Company’s restricted escrow accounts and contemporaneously with the payment, the Noteholders waived all existing events of default arising under the convertible notes. On May 11, 2023, the Company entered into the Second Amendment with the Noteholders in which increased the principal outstanding balance to approximately $13.3 million and extending the maturity date to July 2024. The Noteholders have converted approximately $400 thousand between May 11th to June 30, 2023, reducing the principal balance to approximately $12.9 million as of June 30, 2023.

On January 14, 2022, the Company effected an initial drawdown under the Master Equipment Finance Agreement with NYDIG in the aggregate principal amount of approximately $4.6 million that bore interest at 14%. On January 26, 2022, the Company had a subsequent drawdown of $9.6 million. On December 20, 2022, Soluna MC Borrowing 2021-1 LLC (“Borrower”) received a Notice of Acceleration and Repossession (the “NYDIG Notice”) from NYDIG with respect to the Master Agreement, by and between Borrower and NYDIG. The obligations of Borrower under the Master Agreement and reflected in the NYDIG Notice are ring-fenced to Borrower and its direct parent company, Soluna MC LLC. The Company is not a party to any guaranty, collateral agreement or other support agreement with or for the benefit of NYDIG. As such, the principal balance of $10.5 million as of December 31, 2022 became due immediately and the Borrower shall bear interest, at a rate per annum equal to 2.0% plus the rate per annum otherwise applicable to such obligations set forth in the Master Agreement. As of June 30, 2023, the Borrower incurred accrued interest and penalty of approximately $651 thousand.

On May 9, 2023, Soluna DV ComputeCo, LLC and Navitas West Texas Investments SPV, LLC entered into a 2-year Loan Agreement for $2,050,000. The unpaid principal balance of the Term Loan shall bear interest at per annum rate equal to 15%. As of June 30, 2023, the Company has accrued approximately $44 thousand in interest expense, and the entire principal balance remains outstanding.

The Company has entered into six separate promissory notes for a total of $900 thousand at an interest rate of 15%. In March 2023, we retired two of these promissory notes for a total of $300 thousand, and an additional $325 thousand was retired in April of 2023, using proceeds from a subsequent placement of the December 5th Securities Purchase Agreement Offering. In May and June of 2023, the Company paid an additional $175 thousand, leaving $100 thousand still outstanding for one remaining promissory note as of June 30, 2023, in which was subsequently paid on July 31, 2023.

Subsequent to June 30, 2023, on July 18, 2023, the Company entered into two note payable agreements for a total principal value of approximately $235 thousand. The two note payable amounts have a 15% issue discount applied and a maturity date of April 15, 2024. On August 2, 2023, the Company paid one of the outstanding note payable balances of approximately $157 thousand plus a 20% prepayment fee of approximately $31 thousand. As of the date of these condensed financial statements the Company has approximately $78 thousand outstanding from the note payable agreements entered on July 13, 2023.

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

Our revenues are directly impacted by changes in the market value of Bitcoin. For example, the average Bitcoin price for 2020 and 2021 was $11,057 and $47,385, respectively. Bitcoin price generally declined throughout 2022. As of December 31, 2022, the price of Bitcoin was $16,526. We noted that the price of Bitcoin has increased from $28,478 in March 2023 to $30,477 as of June 30, 2023, whereas there was a decline in the price of Bitcoin of $45,539 in March 2022 to $19,784 on June 30, 2022. Furthermore, block rewards are fixed, and the Bitcoin network is designed to periodically reduce them through halving. Currently the block rewards are fixed at 6.25 Bitcoin per block, and it is estimated that it will halve again to 3.125 Bitcoin in April 2024. The halving events happen without any regard to ongoing demand, meaning that if the ongoing demand remains the same after a halving event, whatever demand was being met by new supply will be restricted, which may necessitate an adjustment of the price of Bitcoin, though there is no definitive evidence of a causal link between Bitcoin’s programmatic decrease in supply and broadening demand. Once the halving occurs, we expect that it could have a negative impact on our revenues as the reward for each Bitcoin mines will be reduced.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of SHI’s disclosure controls and procedures as of June 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of June 30, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NYDIG filed a complaint against Soluna MC Borrowing 2021-1 LLC (“Borrower”) and Soluna MC LLC (“Guarantor”, and together with Borrower, “Defendants”) in Marshall Circuit Court of the Commonwealth of Kentucky on December 29, 2022 regarding a series of loans made by NYDIG to Borrower pursuant to a master equipment finance agreement that were secured by certain assets of Borrower and guaranteed by Guarantor pursuant to a written guaranty agreement executed by Guarantor. The Court issued on February 15, 2023, an agreed order granting NYDIG’s motion for writ of possession which, among other things, ordered parties to provide NYDIG access to the collateral described therein and preserved the rights of NYDIG to pursue a deficiency judgment against the Defendants. Also on February 15, 2023, the Defendants filed their answer and affirmative defenses in this proceeding. The Defendants believe that NYDIG has liquidated some of the collateral securing the loans and anticipate that NYDIG will complete the liquidation of collateral and continue to prosecute the complaint to obtain a judgment against the Defendants. Additionally, NYDIG has stated its intention to pursue SCI, the parent company of Guarantor, under a piercing of the corporate veil claim relating to Defendants’ debts and liabilities under the loan documents. SCI denies any such liability and has filed a complaint for a declaratory judgment against NYDIG in the Eighth Judicial District Court in Clark County, Nevada on March 16, 2023, seeking a declaratory judgment as to such matter. NYDIG filed a motion to dismiss in response to SCI’s declaratory judgment complaint on April 13, 2023. SCI filed a response in opposition to NYDIG’s motion to dismiss on April 27, 2023. The court heard oral arguments on May 16, 2023. On June 22, 2023, the court issued an order granting NYDIG’s motion to dismiss, without prejudice. SCI intends to continue to vigorously defend any allegations regarding liability on account of Defendants’ debts and liabilities to NYDIG under their loan documents and intends to refile a declaratory judgment complaint against NYDIG.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 7, 2023, the Company issued 115,176 shares of common stock to the Series B Holder at a price basis of $0.30, as required by Section 4(e) of the Securities Purchase Agreement with the Series B Holder. The shares of common stock were issued in reliance upon the exemption from the registration requirements in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

On May 24, 2023, the Company effectively issued 495,000 shares of common stock to HEL at a price basis of $0.19 per share in relation to conditions being met within the Merger Agreement in relation to energization and retention of employees. The shares were issued in reliance upon an exemption pursuant to Section 4(a)(2) of the Securities Act.

As reported on a Form 8-K filed on August 3, 2023, the Company issued shares of common stock and pre-funded warrants to the Series B Holder in payment of dividends on the Series B Convertible Preferred Stock, which is incorporated herein by reference.

On August 7, 2023, the Company issued 257,958 shares of common stock to the Series B Holder at a price basis of $0.30, as required by Section 4(e) of the Securities Purchase Agreement with the Series B Holder. The shares of common stock were issued in reliance upon the exemption from the registration requirements in Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated August 11, 2021 by and among Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, SCI Merger Sub, Inc., and Soluna Callisto Holdings, Inc., formerly known as Soluna Computing, Inc. (incorporated by reference from Exhibit 2.1 of the Company’s Form 8-K Report filed August 12, 2021).
4.17	Form of A Warrant dated May 11, 2023 (incorporated by reference to Exhibit 4.17 to the Quarterly Report on Form 10-Q filed on May 15, 2023 (the “First Quarter 2023 Form 10-Q))
4.18	Form of B Warrant dated May 11, 2023 (incorporated by reference to Exhibit 4.18 to the First Quarter Form 10-Q)
4.19	Form of Pre-Funded Warrant issued to the holder of the Series B Convertible Preferred Stock
10.70	Second Amended Agreement dated May 11, 2023 (incorporated by reference to Exhibit 10.70 to the First Quarter Form 10-Q)
10.71	Contribution Agreement by and among Navitas West Texas Investments, SPV, LLC, Soluna Computing, Inc., and Soluna DV ComputeCo, LLC dated as May 9, 2023 (incorporated by reference to Exhibit 10.71 to the First Quarter Form 10-Q)
10.72	Amended and Restated Limited Liability Company Agreement of Soluna DV ComputeCo, LLC dated as May 9, 2023 (incorporated by reference to Exhibit 10.72 to the First Quarter Form 10-Q)
10.73	Loan and Security Agreement Soluna DV ComputeCo, LLC and Navitas West Texas Investments, SPV, LLC dated as of May 9, 2023 (incorporated by reference to Exhibit 10.73 to the First Quarter Form 10-Q)
10.74	Amended and Restated 2023 Stock Incentive Plan ((incorporated by reference to Appendix B to the definitive proxy statement filed on May 30, 2023)
10.75	Dividend Payment Agreement with the holder of the Series B Preferred Stock
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text and including detailed tags: (i) Condensed Consolidated Balance Sheets at June 30, 2023 and December 31, 2022; (ii) Condensed Consolidated Statements of Operations for the Three and Six Months Ended June 30, 2023 and 2022; (iii) Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2023 and 2022; and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Soluna Holdings, Inc.

Date: August 14, 2023	By:	/s/ John Belizaire
John Belizaire
Chief Executive Officer

	By:	/s/ David Michaels
David Michaels
Chief Financial Officer

