Form 10-Q
period 2023-09-30
Soluna Holdings, Inc
filed 2023-11-14
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 9, 2023, the Registrant had 1,609,788 shares of common stock outstanding.

SOLUNA HOLDINGS, INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION	2

Item 1. Financial Statements	2

Condensed Consolidated Balance Sheets As of September 30, 2023 (Unaudited) and December 31, 2022	2

Condensed Consolidated Statements of Operations (Unaudited) For the Three and Nine Months Ended September 30, 2023 and 2022	3

Condensed Consolidated Statements of Changes in Equity For the Year Ended December 31, 2022 and the Three and Nine Months Ended September 30, 2023 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows (Unaudited) For the Nine Months Ended September 30, 2023 and 2022	5

Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	35

Item 3. Quantitative and Qualitative Disclosures About Market Risk	53

Item 4. Controls and Procedures	53

PART II. OTHER INFORMATION	54

Item 1. Legal Proceedings	54

Item 1A. Risk Factors	55

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	56

Item 3. Defaults Upon Senior Securities	56

Item 4. Mine Safety Disclosures	56

Item 5. Other Information	56

Item 6. Exhibits	56

SIGNATURES	57

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Soluna Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of September 30, 2023 (Unaudited) and December 31, 2022

(Dollars in thousands, except per share)

	September 30,	December 31,
	2023	2022
Assets
Current Assets:
Cash	$5,625	$1,136
Restricted cash	3,428	685
Accounts receivable	2,024	320
Notes receivable	446	219
Prepaid expenses and other current assets	1,593	1,107
Deposits and credits on equipment	975	1,175
Equipment held for sale	248	295
Total Current Assets	14,339	4,937
Restricted cash	1,000	-
Other assets	2,957	1,150
Property, plant and equipment, net	45,938	42,209
Intangible assets, net	29,370	36,432
Operating lease right-of-use assets	483	233
Total Assets	$94,087	$84,961

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$3,005	$3,548
Accrued liabilities	4,447	2,721
Line of credit	-	350
Convertible notes payable	10,796	11,737
Current portion of debt	9,053	10,546
Deferred revenue	-	453
Operating lease liability	215	161
Total Current Liabilities	27,516	29,516

Other liabilities	1,497	203
Long-term debt	1,050	-
Operating lease liability	273	84
Deferred tax liability, net	8,362	8,886
Total Liabilities	38,698	38,689

Commitments and Contingencies (Note 10)

Stockholders’ Equity:
9.0% Series A Cumulative Perpetual Preferred Stock, par value $0.001 per share, $25.00 liquidation preference; authorized 6,040,000; 3,061,245 shares issued and outstanding as of September 30, 2023 and December 31, 2022	3	3
Series B Preferred Stock, par value $0.0001 per share, authorized 187,500; 62,500 shares issued and outstanding as of September 30, 2023 and December 31, 2022	—	—
Common stock, par value $0.001 per share, authorized 75,000,000; 1,492,729 shares issued and 1,451,988 shared outstanding as of September 30, 2023 and 788,578 shares issued and 747,837 shares outstanding as of December 31, 2022(1)	1	1
Additional paid-in capital	286,799	277,429
Accumulated deficit	(244,268)	(221,769)
Common stock in treasury, at cost, 40,741 shares at September 30, 2023 and December 31, 2022(1)	(13,798)	(13,798)
Total Soluna Holdings, Inc. Stockholders’ Equity	28,737	41,866
Non-Controlling Interest	26,652	4,406
Total Stockholders’ Equity	55,389	46,272
Total Liabilities and Stockholders’ Equity	$94,087	$84,961

(1)	Prior period results have been adjusted to reflect the Reverse Stock Split of the Common Stock at a ratio of 1-for-25 that became effective October 13, 2023. See Note 2, “Basis of Presentation,” for details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

For the Three and Nine Months Ended September 30, 2023 and 2022

(Dollars in thousands, except per share)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022

Cryptocurrency mining revenue	$1,786	$5,387	$5,497	$20,696
Data hosting revenue	4,011	985	5,451	3,668
Total revenue	5,797	6,372	10,948	24,364
Operating costs:
Cost of cryptocurrency mining revenue, exclusive of depreciation	1,040	4,100	4,451	11,092
Cost of data hosting revenue, exclusive of depreciation	2,150	1,078	3,181	3,192
Costs of revenue- depreciation	1,200	6,010	2,364	15,872
Total costs of revenue	4,390	11,188	9,996	30,156
Operating expenses:
General and administrative expenses, exclusive of depreciation and amortization	2,723	5,686	11,219	15,441
Depreciation and amortization associated with general and administrative expenses	2,379	2,378	7,134	7,127
Total general and administrative expenses	5,102	8,064	18,353	22,568
Impairment on equity investment	-	750	-	750
Impairment on fixed assets	41	28,086	418	28,836
Operating loss	(3,736)	(41,716)	(17,819)	(57,946)
Interest expense	(495)	(1,671)	(2,355)	(7,856)
Loss on debt extinguishment and revaluation, net	(769)	(12,317)	(2,350)	(12,317)
Loss on sale of fixed assets	(373)	(988)	(404)	(2,606)
Other (expense) income, net	(74)	2	(301)	2
Loss before income taxes from continuing operations	(5,447)	(56,690)	(23,229)	(80,723)
Income tax (expense) benefit from continuing operations	(569)	547	524	1,344
Net loss from continuing operations	(6,016)	(56,143)	(22,705)	(79,379)
Income before income taxes from discontinued operations	-	(21)	-	7,681
Income tax benefit from discontinued operations	-	-	-	70
Net income from discontinued operations	-	(21)	-	7,751
Net loss	(6,016)	(56,164)	(22,705)	(71,628)
(Less) Net (income) loss attributable to non-controlling interest	(646)	272	206	272
Net loss attributable to Soluna Holdings, Inc.	$(6,662)	$(55,892)	$(22,499)	$(71,356)

Basic and Diluted (loss) earnings per common share:
Net loss from continuing operations per share (Basic & Diluted) (1)	$(4.40)	$(95.49)	$(20.11)	$(146.46)
Net income from discontinued operations per share (Basic & Diluted) (1)	$-	$(0.04)	$-	$13.64
Basic & Diluted loss per share (1)	$(4.40)	$(95.53)	$(20.11)	$(132.82)

Weighted average shares outstanding (Basic and Diluted) (1)	1,374,364	587,921	1,149,745	568,307

(1)	Prior period results have been adjusted to reflect the Reverse Stock Split of the Common Stock at a ratio of 1-for-25 that became effective October 13, 2023. See Note 2, “Basis of Presentation,” for details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Changes in Equity

For the Year Ended December 31, 2022

And the Three and Nine Months Ended September 30, 2023 (Unaudited)

(Dollars in thousands, except per share)

	Preferred Stock				Common Stock				Treasury Stock
	Series A Shares	Amount	Series B Shares	Amount	Shares (1)	Amount(1)	Additional Paid-in Capital (1)	Accumulated Deficit	Shares	Amount	Non- Controlling Interest	Total Stockholders’ Equity
January 1, 2022	1,252,299	$1	—	—	590,851	$1	$227,804	$(123,054)	40,620	$(13,764)	—	$90,988

Net loss	—	—	—	—	—	—	—	(8,906)	—	—	—	(8,906)

Preferred dividends distribution	—	—	—	—	—	—	(749)	—	—	—	—	(749)

Stock-based compensation	—	—	—	—	—	—	955	—	—	—	—	955

Issuance of shares – preferred offering	66,857	—	—	—	—	—	957	—	—	—	—	957

Restricted stock units vested	—	—	—	—	573	—	—	—	—	—	—	—

Issuance of shares – warrant exercises	—	—	—	—	3,580	—	738	—	—	—	—	738

Issuance of shares- Notes conversion	—	—	—	—	5,847	—	1,342	—	—	—	—	1,342

Warrants issued in relation to debt financing	—	—	—	—	—	—	2,257	—	—	—	—	2,257

March 31, 2022	1,319,156	$1	—	$—	600,851	$1	$233,304	$(131,960)	40,620	$(13,764)	$—	$87,582

Net loss	—	—	—	—	—	—	—	(6,557)	—	—	—	(6,557)

Preferred dividends distribution	—	—	—	—	—	—	(1,382)	—	—	—	—	(1,382)

Stock-based compensation	—	—	—	—	—	—	1,064	—	—	—	—	1,064

Issuance of shares – option exercises	—	—	—	—	3,642	—	77	—	—	—	—	77

Issuance of shares – preferred offering	599,232	1	—	—	—	—	8,796	—	—	—	—	8,797

Issuance of shares-restricted stock	—	—	—	—	130	—	23	—	—	—	—	23

Restricted stock units vested	—	—	—	—	148	—	—	—	—	—	—	—

Issuance of shares – warrant exercises	—	—	—	—	200	—	41	—	—	—	—	41

Promissory note conversion to preferred shares	1,142,857	1	—	—	—	—	13,894	—	—	—	—	13,895

Warrants issued in relation to debt financing	—	—	—	—	—	—	3,060	—	—	—	—	3,060

Treasury Shares conversion	—	—	—	—	—	—	—	—	121	(34)	—	(34)

June 30, 2022	3,061,245	$3	—	$—	604,971	$1	$258,877	$(138,517)	40,741	$(13,798)	$—	$106,566

Net loss	—	—	—	—	—	—	—	(55,892)	—	—	(272)	(56,164)

Preferred dividends distribution	—	—	—	—	—	—	(1,722)	—	—	—	—	(1,722)

Stock-based compensation	—	—	—	—	—	—	879	—	—	—	—	879

Issuance of shares – option exercises	—	—	—	—	3,455	—	76	—	—	—	—	76

Issuance of shares – preferred offering	—	—	62,500	—	—	—	4,994	—	—	—	—	4,994

Issuance of shares-restricted stock	—	—	—	—	130	—	11	—	—	—	—	11

Restricted stock units vested	—	—	—	—	37	—	—	—	—	—	—	—

Surrender of warrants for common shares	—	—	—	—	29,064	—	(346)	—	—	—	—	(346)

Issuance of shares- notes conversion	—	—	—	—	11,734	—	1,099	—	—	—	—	1,099

Warrants and valuation issued in relation to debt financing	—	—	—	—	—	—	9,631	—	—	—	—	9,631

Issuance of common shares in relation to preferred offering	—	—	—	—	7,219	—	—	—	—	—	—	—

Contribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	4,294	4,294

September 30, 2022	3,061,245	$3	62,500	$—	656,610	$1	$273,499	$(194,409)	40,741	$(13,798)	$4,022	$69,318

Net loss	—	—	—	—	—	—	—	(27,360)	——	—	(108)	(27,468)

Preferred dividends- Series B	—	—	—	—	—	—	(236)	—	—	—	—	(236)

Stock-based compensation	—	—	—	—	—	—	957	—	—	—	—	957

Issuance of shares – Securities Purchase offering	—	—	—	—	45,000	—	769	—	—	—	—	769

Issuance of shares –common offering	—	—	—	—	55,556	—	1,583	—	—	—	—	1,583

Issuance of shares-restricted stock	—	—	—	—	130	—	2	—	—	—	—	2

Restricted stock units vested	—	—	—	—	1,225	—	—	—	—	—	—	—

Issuance of shares- promissory note conversion	—	—	—	—	23,723	—	854	—	—	—	—	854

Issuance of common shares in relation to common offering	—	—	—	—	6,334	—	1	—	—	—	—	1

Contribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	492	492

December 31, 2022	3,061,245	$3	62,500	$—	788,578	$1	$277,429	$(221,769)	40,741	$(13,798)	$4,406	$46,272

	Preferred Stock				Common Stock				Treasury Stock
	Series A Shares	Amount	Series B Shares	Amount	Shares (1)	Amount(1)	Additional Paid-in Capital (1)	Accumulated Deficit	Shares	Amount	Non- Controlling Interest	Total Stockholders’ Equity

January 1, 2023	3,061,245	$3	62,500	$—	788,578	$1	$277,429	$(221,769)	40,741	$(13,798)	$4,406	$46,272

Net loss	—	—	—	—	—	—	—	(7,062)	—	—	(370)	(7,432)

Preferred dividends-Series B	—	—	—	—	—	—	(131)	—	—	—	—	(131)

Stock-based compensation	—	—	—	—	—	—	865	—	—	—	—	865

Issuance of shares – securities purchase offering	—	—	—	—	87,144	—	439	—	—	—	—	439

Restricted stock units vested	—	—	—	—	5,769	—	—	—	—	—	—	—

Issuance of shares- Notes conversion	—	—	—	—	174,505	—	1,394	—	—	—	—	1,394

Contribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	8,758	8,758

Issuance of shares-restricted stock	—	—	—	—	1,400	—	14	—	—	—	—	14

March 31, 2023	3,061,245	$3	62,500	$—	1,057,396	$1	$280,010	$(228,831)	40,741	$(13,798)	$12,794	$50,179

Net loss	—	—	—	—	—	—	—	(8,775)	—	—	(482)	(9,257)

Preferred dividends-Series B	—	—	—	—	—	—	(252)	—	—	—	—	(252)

Stock-based compensation	—	—	—	—	—	—	2,232	—	—	—	—	2,232

Issuance of shares – securities purchase offering	—	—	—	—	63,978	—	446	—	—	—	—	446

Restricted stock units vested	—	—	—	—	25,125	—	—	—	—	—	—	—

Issuance of shares- Notes conversion	—	—	—	—	64,351	—	400	—	—	—	—	400

Contribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	13,543	13,543

Warrants and valuation issued in relation to debt amendment	—	—	—	—	—	—	1,330	—	—	—	—	1,330

Issuance of shares-merger shares	—	—	—	—	19,800	—	—	—	—	—	—	—

June 30, 2023	3,061,245	$3	62,500	$—	1,230,650	$1	$284,166	$(237,606)	40,741	$(13,798)	$25,855	$58,621

Net (loss) income	—	—	—	—	—	—	—	(6,662)	—	—	646	(6,016)

Preferred dividends-Series B	—	—	—	—	—	—	(38)	—	—	—	—	(38)

Stock-based compensation	—	—	—	—	—	—	595	—	—	—	—	595

Issuance of shares – securities purchase offering	—	—	—	—	113,502	—	770	—	—	—	—	770

Issuance of shares- Notes conversion	—	—	—	—	104,577	—	650	—	—	—	—	650

Contribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	151	151

Common Shares and Warrants for Series B dividend payment	—	—	—	—	44,000	—	656	—	—	—	—	656

September 30, 2023	3,061,245	$3	62,500	$—	1,492,729	$1	$286,799	$(244,268)	40,741	$(13,798)	$26,652	$55,389

(1)	Prior period results have been adjusted to reflect the Reverse Stock Split of the Common Stock at a ratio of 1-for-25 that became effective October 13, 2023. See Note 2, “Basis of Presentation,” for details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Nine Months Ended September 30, 2023 and 2022

(Dollars in thousands)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net loss	$(22,705)	$(71,628)
Net income from discontinued operations	-	(7,751)
Net loss from continuing operations	(22,705)	(79,379)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	2,387	15,888
Amortization expense	7,111	7,111
Stock-based compensation	3,640	2,747
Consultant stock compensation	69	121
Deferred income taxes	(524)	(1,344)
Impairment on fixed assets	418	28,836
Amortization of operating lease asset	177	151
Impairment on equity investment	-	750
Loss on debt extinguishment and revaluation, net	2,350	12,317
Amortization on deferred financing costs and discount on notes	748	6,630
Loss on sale of fixed assets	404	2,606
Changes in operating assets and liabilities:
Accounts receivable	(1,552)	(1,498)
Prepaid expenses and other current assets	(484)	(154)
Other long-term assets	(307)	(69)
Accounts payable	551	884
Deferred revenue	(453)	118
Operating lease liabilities	(172)	(148)
Other liabilities	1,294	(306)
Accrued liabilities	2,644	(382)
Net cash (used in) provided by operating activities	(4,404)	(5,121)
Net cash provided by operating activities- discontinued operations	-	369
Investing Activities
Purchases of property, plant, and equipment	(12,534)	(61,867)
Purchases of intangible assets	(49)	(114)
Proceeds from disposal on property, plant, and equipment	2,266	2,525
Deposits and credits on equipment, net	200	6,441
Net cash used in investing activities	(10,117)	(53,015)
Net cash provided by investing activities- discontinued operations	-	9,004
Financing Activities
Proceeds from preferred offerings	-	16,658
Proceeds from common stock securities purchase agreement offering	817	-
Proceeds from notes and debt issuance	3,100	29,736
Costs of preferred offering	-	(1,910)
Costs of common stock securities purchase agreement offering	(10)	-
Costs and payments of notes and short-term debt issuance	(510)	(2,428)
Cash dividend distribution on preferred stock	-	(3,852)
Payments on NYDIG loans and line of credit	(350)	(3,841)
Contributions from non-controlling interest	19,706	4,293
Proceeds from stock option exercises	-	153
Proceeds from common stock warrant exercises	-	779
Net cash provided by financing activities	22,753	39,588

Increase (decrease) in cash & restricted cash-continuing operations	8,232	(18,548)
Increase in cash & restricted cash- discontinued operations	-	9,373
Cash & restricted cash – beginning of period	1,821	10,258
Cash & restricted cash – end of period	$10,053	$1,083

Supplemental Disclosure of Cash Flow Information
Noncash equipment financing	-	4,620
Interest paid on NYDIG loans and cash interest paid on line of credit	567	1,179
Noncash disposal of NYDIG collateralized equipment	2,576	-
Proceed receivable from sale of MTI Instruments	-	205
Notes converted to common stock	2,444	2,441
Warrant consideration in relation to promissory notes and convertible notes	1,330	14,602
Promissory note and interest conversion to common shares	845	15,236
Noncash note receivable from sale of equipment	240	-
Noncash non-controlling interest contributions	2,746	290
Series B preferred dividend prefunded warrant and common stock issuance	657	-
Noncash activity right-of-use assets obtained in exchange for lease obligations	403	20

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

SHI currently conducts its business through its wholly-owned subsidiary, Soluna Computing, Inc. (“SCI”). SCI is engaged in mining of cryptocurrency through data centers that can be powered by renewable energy sources. Recently, SCI has built modular data centers that are used for cryptocurrency mining though proprietary mining and hosting business models. SCI intends to continue to develop and build, modular data centers that use wasted renewable energy for cryptocurrency mining and in the future can be used for intensive, high performance computing applications, such as artificial intelligence and machine learning, with the goal of providing a cost-effective alternative to battery storage or transmission lines.

SCI was incorporated in Delaware on January 8, 2020 as EcoChain, Inc., which operates cryptocurrency mining facilities that perform proprietary mining and data hosting services that integrate with the cryptocurrency blockchain network. Through the October 2021 acquisition by EcoChain, Inc. of an entity at the time named Soluna Computing, Inc., SCI also has a pipeline of certain cryptocurrency mining projects previously owned by Harmattan Energy, Ltd. (“HEL”) (formerly known as Soluna Technologies, Ltd.), a Canadian corporation incorporated under the laws of the Province of British Colombia that develops vertically-integrated, utility-scale computing facilities focused on cryptocurrency mining and cutting-edge blockchain applications. Following such acquisition, on November 15, 2021, SCI completed its conversion and redomicile to Nevada and changed its name from “EcoChain, Inc.” to “Soluna Computing, Inc.”. The following day, the acquired entity, Soluna Computing, Inc., changed its name to “Soluna Callisto Holdings Inc.” (“Soluna Callisto”). We earn revenue from this business as the mined cryptocurrencies are converted into U.S. dollars. In fiscal year 2021, SCI began mining operations in Murray, Kentucky, (“Project Sophie”) and Calvert City, Kentucky, (“Project Marie”). Project Marie had performed hosting services and proprietary mining in which 10 megawatts were used for hosting services and 10 megawatts was used for proprietary mining through the end of February 2023, at which time the facility had shut down. On April 6 and June 28, 2023, Project Sophie entered into hosting contracts with Bitcoin miners, which marked a shift in the Company’s business model at the Company’s modular data centers at Project Sophie from proprietary mining to hosting Bitcoin miners for the customers for 25 MegaWatt (“MW”). As of September 30, 2023, all of Project Sophie is performing data hosting. The Company has sold most of its existing Bitcoin miners at the Project Sophie site and redeploying capital. On September 17, 2022, SCI sold specified assets consisting mainly of mining equipment and other general equipment items to a buyer at its Wenatchee, Washington location, (“Project Edith”). Soluna has committed to providing certain facilities contracts at cost plus a markup to facilitate the continued operations for the sold mining assets, on behalf of the new ownership. Our Texas site (“Project Dorothy”) is located at a wind farm and has a potential for up to 100 megawatts of which the Company obtained approval from the Electric Reliability Council of Texas (“ERCOT”) and energized 25 MW in May 2023 and has energized another 25 MW in October 2023. The Company as of September 30, 2023, has a 15% ownership interest in Soluna DVSL ComputeCo, LLC (“DVSL”), and 51% ownership interest in Soluna DV ComputeCo, LLC (“DV”) in which are included within the Project Dorothy site, as discussed further in Note 16.

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

Going Concern and Liquidity

The Company’s condensed unaudited financial statements as of September 30, 2023 have been prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying condensed unaudited financial statements, the Company did not generate sufficient revenue to generate net income and has a cash used in operations position during the nine months ending as of September 30, 2023. In addition, the Company has ceased operations for Project Marie in February 2023 due to the termination of the Management and Hosting Services agreement with CC Metals and Alloys, LLC (“CCMA”) and repossession of collateral for miners as discussed further below. These factors, among others indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after issuance of these condensed unaudited financial statements as of September 30, 2023, or November 14, 2023.

Soluna MC Borrowing 2021-1 (the “Borrower”), received a Notice of Acceleration and Repossession (the “NYDIG Notice”) from NYDIG ABL LLC (“NYDIG”) with respect to the Master Equipment Finance Agreement, dated as of December 30, 2021 (the “MEFA”), by and between Borrower and NYDIG. The NYDIG Notice states that (a) Borrower failed to observe or perform certain covenants, conditions or agreements contained in the MEFA and such failure continued unremedied for a period of ten days after Borrower’s knowledge of such breach, which resulted in an event of default under the MEFA, and (b) Borrower defaulted under the guaranty, collateral agreement, or other support agreement, which resulted in an event of default under the MEFA. In addition, the NYDIG Notice states that Borrower failed to pay certain payments of principal and interest under the MEFA when due, which failure also constituted an event of default under the MEFA. As a result of the foregoing events of default, and pursuant to the MEFA, NYDIG (x) declared the principal amount of all loans due and owing under the MEFA and all accompanying Loan Documents (as defined in the MEFA) to be due and immediately payable, (y) imposed a default rate of interest on any outstanding principal amount of each loan (together with all then unpaid interest accruing thereon) and all other obligations under the MEFA and the Loan Documents, and (z) demanded the return of all equipment subject to the MEFA and the Loan Documents. The obligations of Borrower under the MEFA and reflected in the NYDIG Notice were ring-fenced to Borrower and its direct parent company, Soluna MC LLC. On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, which resulted in a reportable disposition of all of the Company’s mining assets at the site and certain of the operating assets of Project Marie. The total net book value of the collateralized assets that were repossessed totaled approximately $3.4 million. Additionally, NYDIG has stated its intention to pursue SCI, the parent company of Soluna MC, LLC (“Guarantor”), under a piercing of the corporate veil claim relating to the Guarantor together with Borrower, (“NYDIG Defendants”) debts and liabilities under the loan documents. SCI denies any such liability and has filed a complaint for a declaratory judgment against NYDIG in the Eighth Judicial District Court in Clark County, Nevada on March 16, 2023, seeking a declaratory judgment as to such matter. NYDIG filed a motion to dismiss in response to SCI’s declaratory judgment complaint on April 13, 2023. SCI filed a response in opposition to NYDIG’s motion to dismiss on April 27, 2023. The court heard oral arguments on May 16, 2023. On June 22, 2023, the court issued an order granting NYDIG’s motion to dismiss, on the basis that the case was not ripe for decision, without prejudice. SCI intends to continue to vigorously defend any allegations regarding liability on account of NYDIG Defendants’ debts and liabilities to NYDIG under their loan documents and intends to refile a declaratory judgment complaint against NYDIG.

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

On August 1, 2023, the Company had the second subsequent closing under the Securities Purchase Agreement dated December 5, 2022 among the Company and certain institutional investors. Pursuant to the SPA, the investors purchased approximately $774,000 in common stock and associated common stock purchase warrants, with a purchase price of $7.50 per share. Accordingly, at the second subsequent closing the Company issued to the investors 103,183 shares of Common Stock, together with associated warrants to purchase 206,367 shares of Common Stock.

For the first nine months ended September 30, 2023, the Company has sold under-utilized miners and equipment, and continues to evaluate opportunities to sell more miners and equipment for fiscal year 2023. In addition to the proceeds from the foregoing transactions and together with the Company’s available cash on hand for available use of approximately $5.6 million as of September 30, 2023, the Company will need additional capital raising activities, to meet its outstanding commitments relating to capital expenditures as of September 30, 2023 of approximately $150 thousand and other operational needs, as well as additional needs during 2023 and management continues to evaluate different strategies to obtain financing to fund operations. However, management cannot provide any assurances that the Company will be successful in accomplishing additional financing or any of its other plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Basis of Presentation

In the opinion of management, the Company’s condensed unaudited consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the periods presented in accordance with United States of America’s Generally Accepted Accounting Principles (“U.S. GAAP”). The results of operations for the interim periods presented are not necessarily indicative of results for the full year.

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

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2022 has been derived from the Company’s audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2023 and September 30, 2022.

Principles of Consolidation

The condensed unaudited consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, SCI. All intercompany balances and transactions are eliminated in consolidation.

Reverse Stock Split

On October 11, 2023, the Company filed a Certificate of Change (the “Certificate of Change”) effecting a reverse stock split as of 5:00 p.m. Eastern Standard Time on October 13, 2023 with a ratio of 1-for-25 (the “Reverse Split”). The Company’s common stock began trading on a post-split basis under the Company’s existing trading symbol, “SLNH,” when the market opened on October 16, 2023. The reverse stock split was approved by the Board of Directors and by shareholders at the annual meeting of the stockholders on June 29, 2023. At the effective time, every 25 issued and outstanding shares of the Company common stock was converted automatically into one share of the Company’s common stock without any change in the par value per share. The Reverse Split did not change the number of shares of common stock authorized for issuance. No fractional shares were outstanding following the Reverse Split. Any holder who would have received a fractional share of common stock was automatically entitled to receive an additional fraction of a share of common stock to round up to the next whole share.

The primary goal of the Reverse Stock Split was to increase the per share price of the Common Stock in order to meet the minimum per share price requirement of $1.00 for continued listing on the Nasdaq. On October 30, 2023, the Company received a notice of compliance from NASDAQ.

In addition, effective as of the same time as the Reverse Split, proportionate adjustments were made to all then-outstanding equity awards, warrants and convertible securities with respect to the number of shares of common stock subject to such award or security and the exercise or conversion price thereof. Furthermore, the number of shares of common stock available for issuance under the Company’s equity incentive plans has been proportionately adjusted for the Reverse Split ratio, such that fewer shares will be subject to such plans. Furthermore, proportionate adjustments were made to the conversion factor at which the Company’s Series B Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), may be converted to Common Stock. The total number of shares of Series B Preferred Stock of the Company authorized for issuance remained at 187,500.

The effects of the Reverse Stock Split have been reflected in these condensed unaudited consolidated financial statements and the accompanying footnotes for all periods presented, which includes adjusting the description of any activity that may have been transacted on a pre-Reverse Stock Split basis.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of less than three months. As of September 30, 2023 and December 31, 2022, the Company had approximately $5.6 million and $1.1 million within cash and cash equivalents. In addition, for cash flow purposes, the Company had approximately $1.1 million as of September 30, 2022 within cash and cash equivalents.

Restricted cash relates to cash that is legally restricted as to withdrawal and usage or is being held for a specific purpose and thus not available to the Company for immediate or general business use. As of September 30, 2023, the Company had restricted cash of approximately $4.4 million, in which $3.4 million was classified as current and $1.0 million was classified as non-current. On December 31, 2022, the Company had restricted cash of approximately $685 thousand, in which the entire balance was classified as current. The Company notes that there was no restricted cash balance as of September 30, 2022 for cash flow purposes. The balance in restricted cash relates to funds held in escrow accounts due to sales of equipment that were executed, in which the Company can release to the convertible noteholders only if they request their share of funds. If no funds are distributed to the convertible noteholders from the escrow account by December 31, 2023, the funds may be used for general purposes for the Company. In addition, there was a restricted deposit held with a customer that was for less than 12 months. The Company has a long term restricted cash balance in relation to a collateralized deposit.

Deposits and credits on equipment

As of September 30, 2023 and December 31, 2022, the Company had approximately $975 thousand and $1.2 million in deposits and credits on equipment, that had not yet been received by the Company as of the year end. Once the Company receives such equipment in the subsequent period, the Company will reclassify such balance into Property, Plant, and Equipment. The credit on equipment is restricted to be used on future purchases by March 1, 2024 (“expiration date”). The Company notes that if an order is not executed by the expiration date, the credit would be forfeited. The Company intends to utilize the full credit balance for future orders prior to the expiration date.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or net assets.

3. Accounts Receivable

Accounts receivables consist of the following at:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Data hosting	$1,688	53
Related party receivable	152	247
Other	184	20
Total	$2,024	$320

The Company’s allowance for doubtful accounts was $0 at both September 30, 2023 and December 31, 2022.

Employee Receivables

Certain employees have a receivable due to the Company based on their stock-based awards, in which $111 thousand and $120 thousand was outstanding as of September 30, 2023 and December 31, 2022. The balance is currently presented as $13 thousand and $26 thousand within Notes receivable as of September 30, 2023 and December 31, 2022 and $98 thousand and $94 thousand, respectively within Other assets on the condensed unaudited financial statements.

4. Property, Plant and Equipment

Property, plant and equipment consist of the following at:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Land and land improvements	$1,538	$540
Buildings and leasehold improvements	25,161	6,410
Computers and related software	11,136	7,248
Machinery and equipment	8,875	3,310
Office furniture and fixtures	23	22
Construction in progress	2,073	26,175
	48,806	43,705
Less: Accumulated depreciation	(2,868)	(1,496)
	$45,938	$42,209

Depreciation expense was approximately $1.2 million and $6.0 million for the three months ended September 30, 2023 and 2022, respectively. Depreciation expense was approximately $2.4 million and $15.9 million for the nine months ended September 30, 2023 and 2022, respectively.

On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, which resulted in a reportable disposition of all of the Company’s mining assets at the site and certain of the operating assets of Project Marie. The total net book value of the collateralized assets that were repossessed totaled approximately $3.4 million in which were written off the Company’s books in the first quarter of 2023, offsetting the outstanding accrued interest and penalty first, then the remaining outstanding loan. On September 5, 2023, NYDIG provided a letter finalizing the accounting for the repossessed collateralized assets totaling proceeds of approximately $3.4 million. This included legal and other expenses associated with the sale of the assets net a modest gain on the estimated net book value of the assets totaling approximately $251 thousand that was expensed as a loss on disposition of assets for the three months ended September 30, 2023. The Company noted a difference of approximately $500 thousand in the ending principle, interest and penalties balance as of August 3, 2023 valuation date indicated in the letter, which the Company is currently disputing.

In January 2023, the Company sold M20 and M21 miners for a loss on sale of equipment of approximately $82 thousand in which we received proceeds of $213 thousand for our M20 and M21 miners which were previously reported as held for sale as of December 31, 2022, in which had a net book value of $295 thousand. There were additional proceeds of $36 thousand in March 2023, in which resulted in a gain of approximately $3 thousand of scrap and other equipment. This was offset with a gain on sale of approximately $48 thousand in relation to the sale of M30 miners in May and June of 2023, which the Company sold the miners for a higher value than the current net book value. The Company received proceeds of approximately $561 thousand in which the miners had a net book value of approximately $513 thousand. In addition, the Company sold Switchgear and M31 miners for cash proceeds of approximately $476 thousand in which no gain or loss was recognized as the switchgear and miners were sold at net book value. For the three months ended September 30, 2023, the Company incurred a loss on sale of fixed assets of approximately $373 thousand in relation to the sale of miners for Project Sophie and sale of the remaining Project Marie fixed assets including the Tesseracks (mobile, Bitcoin Mining Equipment). For Project Sophie, the Company incurred a loss on sale of approximately $30 thousand in which was due to the shift at the project site to data hosting services compared to proprietary mining beginning in the second quarter of fiscal 2023, the Company was looking to sell all the miners at the site as noted below within “Equipment held for sale”. The miners sold at the Sophie site were sold for proceeds of approximately $891 thousand in which had a net book value of approximately $921 thousand. For Project Marie, the Company sold the Tesseracks and remaining assets for a loss of approximately $92 thousand for the three months ended September 30, 2023 in which the Company received proceeds of $320 thousand in which included a note receivable of $240 thousand that is outstanding as of September 30, 2023. In addition, the Company incurred approximately a $251 thousand loss on sale of assets in relation to NYDIG collateral finalization in which the Company had to pay for expenses and legal fees in related to the disposition. The Company incurred a $1.0 million and $2.6 million loss for the three and nine months ended September 30, 2022 in connection with the disposal of miners and equipment with a net book value of approximately $3.3 million and $5.4 million for the three and nine months ended September 30, 2022 in which the Company received proceeds of $2.35 million and $2.8 million for the three and nine months ended September 30, 2022.

During the nine months ended September 30, 2023, the Company had impairment charges of approximately $418 thousand in which related to impairment of approximately $165 thousand for power supply units (PSUs) at the Sophie location, $84 thousand for M31 miners based on sales of other recent M31 miners, in which the Company wrote down the net book value to sale price of the sold M32 miners, and $169 thousand due to revaluing the S19 miners to the current market conditions. During the three and nine months ended September 30, 2022, the Company concluded that there were impairment indicators on property, plant and equipment associated with the S-9 and L3 miners in storage. As a result, a quantitative impairment analysis was required as of September 30, 2022. As such, the Company reassessed its estimates and forecasts as of September 30, 2022, to determine the fair values of the S-9 and L3 miners held in storage. As a result of the analysis, as of September 30, 2022, the Company concluded the carrying amount of the property, plant and equipment associated with the S-9 and L3 miners exceeded its fair value, which resulted in impairment charges of $1.2 million and $2.0 million on the condensed unaudited consolidated statements of operations for the three and nine months ended September 30, 2022. In addition, the Company assessed the active miners in operations and determined there has been a decline in the market value of the active miners in the Company’s operations. As a result, a quantitative impairment analysis was required as of September 30, 2022. As such, the Company reassessed its estimates and forecasts as of September 30, 2022, to determine the undiscounted cash flows to determine whether the miners would be recoverable. It was determined based on the analysis, that the undiscounted cash flow with residual value was less than the net book value as of September 30, 2022, confirming the existence of a triggering event, and therefore required an impairment to be recognized. Based on the fair value of the active miners compared to the net book value, the Company determined that an impairment of approximately $26.8 million to be recognized for the three and nine months ended September 30, 2022.

Equipment held for sale

In April 2023, Project Sophie entered into a 25 MW hosting contract with a sustainability-focused Bitcoin miner, in which has shifted the Company’s business model at the Company’s modular data center at Project Sophie from proprietary mining to hosting Bitcoin miners for the customer. The Company is currently selling existing Bitcoin miners at the site and redeploying capital. The Company obtained Board of Director approval to sell all remaining miners at the Sophie location and as of September 30, 2023, approximately $248 thousand to be sold which the Company expects to sell within a year.

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

Termination Consideration

In connection with the Soluna Callisto acquisition, effective as of October 29, 2021, pursuant to the terms of a termination agreement dated as of August 11, 2021 by and among the Company, SCI, and HEL, on November 5, 2021, SCI paid HEL $725,000 and SHI issued to HEL 6,000 shares of SHI common stock (the “Termination Shares”). SCI also reimbursed HEL $75,000 for transaction-related fees and expenses. SHI included the termination costs as part of asset acquisition per ASC 805-50. Based on the closing price of the SHI common stock on Nasdaq on November 5, 2021, SHI has valued the aggregate termination consideration at approximately $1.9 million.

Merger Consideration

The fair value of the Merger Consideration includes various assumptions, including those related to the allocation of the estimated value of the maximum number of Merger Shares (118,800) issuable as Merger Consideration, which issuance is contingent on the achievement of certain milestones of generating active Megawatts from Qualified Projects in which the Cost Requirement is satisfied within five years after the effective date of the merger, as set forth in the Merger Agreement and the schedules thereto, as set forth below. The Merger Consideration and the timing of the payment thereof is subject to the following qualifications and limitations:

1a)	Upon the Company achieving each one active MegaWatts (“Active MWs”) from the projects in which the cost requirement is satisfied, this will cause SHI to issue to HEL 792 shares for each one MW up to a maximum 150 Active MW.

i.	If, on or before June 30, 2022, SCI or Soluna Callisto directly or indirectly achieves at least 50 active MWs from one or more of three current projects as set forth in the Merger Agreement that satisfy the Cost Requirement as defined within the Merger Agreement, then the Merger Shares will be issued at an accelerated rate of 1,188 Merger Shares for each of such first 50 Active MW, such that the Merger Shares in respect of the remaining 100 Active MWs (if any) will be issued at a reduced rate of 594 Merger Shares per Active MW (see below for extension and issuance of a proportion of shares);

ii.	If, by June 30, 2023, SCI or Soluna Calisto fail to achieve directly or indirectly (other than pursuant to a Portfolio Acquisition) at least 50 Active MW from Projects that satisfy the Cost Requirement, then the maximum aggregate number of Merger Shares shall be reduced from 118,800 to 59,400 (see below for extension and issuance of a proportion of shares);

iii.	No Merger Shares will be issued to HEL without our prior written consent;

iv.	Issuance of the Merger Shares will also be subject to the continued employment with or engagement by SCI or the surviving corporation of (A) John Belizaire and (B) at least two of Dipul Patel, Mohammed Larbi Loudiyi, (through ML&K Contractor), and Phillip Ng at the time that such Merger Shares are earned. If both (A) and (B) cease to be satisfied on or prior to the date that all Merger Shares are earned (such date, a “Trigger Date”), then “Qualified Projects” for purposes of determining Merger Shares shall only apply to those Qualified Projects that are in the pipeline as of the Trigger Date. For these purposes, if any such individual’s employment or service relationship with SCI is terminated without cause, as a result of his death or disability, or with good reason (as such terms are defined in the employment and consulting agreements), such individual shall be deemed to continue to be employed or engaged by SCI for these purposes;

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

Due to conditions being met within the Merger Agreement in relation to energization and retention of employees, the Company has advised SCI US Holdings LLC, a Delaware limited liability company, who is the sole Effective Time Holder (as defined in the Merger Agreement) of the right to receive the Merger Shares and that 19,800 and 39,600 Merger Shares were issued on May 26, 2023 and October 10, 2023. SCI US Holdings LLC has consented to the issuance of such Merger Shares as required under the Merger Agreement and has directed the Company to issue such Merger Shares to its affiliate, HEL. Following the issuance of the 59,400 Merger Shares, a total of 59,400 Merger Shares remain available for possible issuance pursuant to the terms of the Merger Agreement.

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

6. Intangible Assets

Intangible assets consist of the following as of September 30, 2023:

(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Total

Strategic pipeline contract	$46,885	$17,972	$28,913
Assembled workforce	500	192	308
Patents	156	7	149
Total	$47,541	$18,171	$29,370

Intangible assets consist of the following as of December 31, 2022:

(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Total

Strategic pipeline contract	$46,885	$10,940	$35,945
Assembled workforce	500	117	383
Patents	110	6	104
Total	$47,495	$11,063	$36,432

Amortization expense for the three months ended September 30, 2023 and 2022 was approximately $2.4 million and $2.4 million, respectively. Amortization expense for the nine months ended September 30, 2023 and 2022 was approximately $7.1 million and $7.1 million, respectively.

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

The Company expects to record amortization expense of intangible assets over the next five years and thereafter as follows:

(Dollars in thousands)

Year
2023 (remainder of the year)	$2,371
2024	9,485
2025	9,485
2026	7,905
2027	7
Thereafter	117
Total	$29,370

7. Income Taxes

During the three and nine months ended September 30, 2023, the Company’s effective income tax rate was -4.52% and 1.57%, and for the three and nine months ended September 30, 2022, the Company’s effective tax rate on the tax benefit was -0.96% and -1.66%. The projected annual effective tax rate is less than the Federal statutory rate of 21%, primarily due to the change in the valuation allowance, as well as changes to estimated taxable income for 2023 and permanent differences. There was $569 thousand income tax expense and $547 thousand deferred income tax benefit for the three months ended September 30, 2023 and 2022. There was $524 thousand and $1.3 million deferred income tax benefit for the nine months ended September 30, 2023 and 2022.

In connection with the strategic contract pipeline acquired in the Soluna Callisto acquisition as further discussed in Note 5, ASC 740-10-25-51 requires the recognition of a deferred tax impact of acquiring an asset in a transaction that is not a business combination when the amount paid exceeds the tax basis on the acquisition date. As such, the Company is required to adjust the value of the strategic contract pipeline by approximately $10.9 million at inception date, in which was recorded as a deferred tax liability and this amount will be amortized over the life of the asset. For the three and nine months ended September 30, 2023 and 2022, the Company amortized $547 thousand and $1.6 million.

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

The Company believes that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. The Company based the estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. In the event that actual results differ from these estimates, or the Company adjusts these estimates in future periods, the Company may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. The Company has a full valuation allowance for the deferred tax asset of $35.6 million and $30.7 million on September 30, 2023 and December 31, 2022, respectively. We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowance on a quarterly basis.

8. Debt

Convertible Notes Payable

Debt consists of the following

(Dollars in thousands):

	Maturity Date	Interest Rate	September 30, 2023	December 31, 2022
Convertible Note	July 25, 2024	*18%	$10,796	$12,254
Less: discount from issuance of warrants			-	475
Less: debt issuance costs			-	42
Total convertible notes, net of discount and issuance costs			$10,796	$11,737

*	Default interest was waived on March 10, 2023

On October 25, 2021, pursuant to a Securities Purchase Agreement (the “October SPA”), the Company issued to certain accredited investors (the “Noteholders”) (i) secured convertible notes in an aggregate principal amount of $16.3 million for an aggregate purchase price of $15 million (collectively, the “October Secured Notes”), which were, subject to certain conditions, convertible at any time by the investors, into an aggregate of 71,043 shares of the Company’s common stock, at a price per share of $229.50 and (ii) Class A, Class B and Class C common stock purchase warrants (collectively, the “October Warrants”) to purchase up to an aggregate of 71,043 shares of common stock, at an initial exercise price of $312.50, $375 and $450 per share, respectively. The October Warrants are legally detachable and can be separately exercised immediately for five years upon issuance, subject to applicable Nasdaq rules.

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

On July 19, 2022, the Company entered into an addendum to the October SPA (the “Addendum”), pursuant to which a portion of the October Secured Notes would be converted and may be redeemed in three tranches, with each tranche of $1,100,000 required to be converted into common stock in each case at the then in effect conversion price of the October Secured Notes, with such price, prior to each conversion, to be reduced (but not increased) to a 20% discount to the 5-day volume weighted average price (“VWAP”) of the Company’s common stock. In addition, the Noteholders may require the Company to redeem up to $2,200,000 worth of October Secured Notes in connection with each tranche at a rate of $1.20 for every $1.00 owed, less the amount of October Secured Notes converted during such tranche, not including the required conversion amount if the Noteholders are unable to convert out of such amount of the October Secured Notes in each tranche. The Company is also required to deposit up to $1,950,000 in an escrow account in connection with each tranche to satisfy any redemptions, except with respect to the first tranche as provided in the Addendum Amendment (as defined below). The Addendum also provides the right for the Company to pause the commencement of the conversion of the second and third tranches each for 45 days in the event the Company pursues an equity financing. Pursuant to the Addendum, the exercise price of the Class A Warrants and Class B Warrants and certain other warrants to purchase up to 3,400 shares of common stock issued to the Noteholders on January 13, 2022, was reduced from $331.50 to $237.50 per share. In addition, the Company agreed to exchange the Class C Warrants for 11,841 shares of common stock, which exchanges were completed between July 25, 2022 and August 1, 2022.

On September 13, 2022, the Company and the Noteholders entered into an agreement further amending the Addendum (the “Addendum Amendment”), which among other matters, extended the Maturity Date of the October Secured Notes by six months to April 25, 2023, and increased the principal amount of the October Secured Notes by an aggregate of $520,241 for a total outstanding principal amount of $13,006,022. Also pursuant to the Addendum Amendment, $1.0 million previously deposited by the Company and held in escrow pursuant to the Addendum, was released back to the Company upon signing of the Addendum Amendment; however, on or before October 17, 2022, the Company (i) must deposit $1,000,000 into escrow as the Third Deposit, (ii) will not be required to make the second deposit of $1,950,000 pursuant to the Addendum and the Addendum Agreement, or redeem the first tranche of October Secured Notes. Additionally, the First Reconcile Date was extended to October 12, 2022. The Company gave notice to the Noteholders on October 10, 2022 that the Company would be conducting an equity financing. This in turn paused the commencement of (a) the Second Conversion and the Second Reconcile Date, and (b) the Third Conversion and the Third Reconcile Date, in each case, for forty-five (45) Trading Days, each as defined in the Addendum. This also had the effect of pausing the Company’s requirement to make the Third Deposit of $1,000,000 under the October Purchase Agreement as amended by the Addendum, for 45 Trading Days. The 45-day trading window opened on December 20, 2022 to allow the Noteholders to apply the 20% discount to the 5-day VWAP of the Company’s stock. In addition, pursuant to the Addendum Agreement, the Company issued to the Noteholders (i) 17,223 shares of the common stock (“New Shares”) in exchange for the Class B warrants, (ii) Class D common stock purchase warrants to purchase up to an aggregate of 40,000 shares of common stock at an exercise price of $87.50 per share, (iii) Class E common stock purchase warrants to purchase up to an aggregate of 40,000 shares of common stock at an exercise price of $112.50 per share, (iv) Class F common stock purchase warrants to purchase up to an aggregate of 40,000 shares of common stock at an exercise price of $137.50 per share, and (v) Class G common stock purchase warrants to purchase up to an aggregate of 40,000 shares of common stock at an exercise price of $187.50 per share (together, the “New Warrants”). The New Warrants are exercisable immediately and have exercise period of 5 years from the issuance date.

Pursuant to the Addendum, between July 21, 2022 to August 3, 2022, the October Secured Notes with an aggregate principal amount of $1,100,000 converted into 11,734 shares of common stock, at the conversion price of $93.75. Pursuant to the Addendum and Addendum Amendment, the Company evaluated whether the new addendums qualified as debt modification or debt extinguishment, and based on ASC 470, Debt, the Company determined the Addendum and Addendum Amendment to fall under Debt Extinguishment and the Company would be required to fair value the new debt, and in turn write off the existing debt on the books. Based on the Company’s assessment, an extinguishment of debt of approximately $12.8 million was recorded in July and September of 2022 based on the Addendum and Addendum Amendment, the October Secured Notes had an aggregate principal amount of approximately $13.0 million and a fair value of approximately $14.1 million outstanding after the debt extinguishment. The fair value of the New Warrants issued to the Noteholders on September 13, 2022 was approximately $8.6 million and recorded as part of the loss on extinguishment of debt. The residual fair value of the New Warrants issued to non-lenders was $892 thousand and was recorded as equity with the offset as debt discount against the residual proceeds, in which the entire $892 thousand has been amortized, in which $0 and $474 thousand related to the three and nine months ended September 30, 2023. All the original debt issuance costs were written off with the extinguishment of the debt, and with the Addendum Amendment. As of the year ended December 31, 2022, the Company had to fair value the outstanding debt, in which it was determined to be approximately $12.3 million of a principal outstanding balance of approximately $13.0 million, in which the change in valuation compared to September 2022 when the Company had an extinguishment recorded, was recorded as a revaluation gain for the year ended December 31, 2022.

In connection with the Second Amendment, the Company paid an extension fee of $250,000 and increased the principal amount of the outstanding October Secured Notes by 14%. The Company also issued 240,000 new Class A warrants exercisable at $12.50 and 80,000 new Class B warrants exercisable at $20.00.

Subject to the Equity Conditions (as defined below), upon each trigger set forth below, the Company is allowed, once per trigger, require the Note holders to convert up to 20% percent of the outstanding amount of the October Secured Notes as:

(i)	the Company’s Common Stock trades for 10 consecutive days at or above $12.50 per share and at least 40,000 shares trade on each day.

(ii)	the Company’s Common Stock trades for 10 consecutive days at or above $17.50 per share and at least 40,000 shares trade on each day.

(iii)	the Company’s Common Stock trades for 10 consecutive days at or above $22.50 per share and at least 40,000 shares trade on each day.

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

With the Second Amendment on May 11, 2023, the principal value was reestablished to approximately $13.3 million, and a new fair value was established at approximately $10.94 million. The Second Amendment caused an extinguishment of debt of approximately $1.9 million which includes a loss on revaluation of the debt of $554 thousand and warrant valuation of New Class A and Class B warrants of $1.33 million. In addition, there was a $250 thousand extension fee cash payment that was included within “Other expense, net” on the condensed unaudited consolidated financial statements for the nine months ended September 30, 2023. The Company had approximately $1.05 million of note conversions between May 11, 2023 and September 30, 2023. The Company performed a fair value assessment as of September 30, 2023, and had a debt revaluation loss of approximately $625 thousand. For the three and nine months ended September 30, 2023, the Company had a net loss on debt revaluation and extinguishment of approximately $736 thousand and $2.3 million, respectively.

Following the debt extinguishment on July 19, 2022 as noted further above, the Convertible Notes will be accounted for under the fair value method on a recurring basis upon issuance (e.g., upon execution of the Addendum) per guidance within ASC 480, and at each subsequent reporting period, with changes in fair value reported in earnings. Although the Notes are not being accounted for under 825-10, the substance of the debt is considered to be the same and is therefore considered outside the scope of ASC 470-60. As such, the Company performed a fair value analysis of the Convertible Notes. In addition, due to the extinguishment of debt in relation to the Second Amendment on May 11, 2023, the Company needed to perform a fair value analysis as of the date of extinguishment. For the year-ended December 31, 2022 and quarters-ended March 31, 2023, June 2023 and September 30, 2023, the Company had Monte Carlo simulations run-out for the expected conversion dates of the Convertible Notes using risk free rates, annual volatility, daily trading volumes, likely conversion profiles, and other assumptions based on principal and accrued interest as of the period ends. The Company determined the fair value of the Convertible Notes uses certain Level 3 inputs.

Changes in Level 3 Financial Liabilities Carried at Fair Value

(in thousands)
Balance, July 19, 2022 (date of Addendum of convertible notes)	$14,610
Conversions of debt	(1,100)
Total revaluation loss	597
Balance, September 13, 2022	14,107
Total revaluation gains	(1,853)
Balance, December 31, 2022	$12,254
Conversions of debt (January 2023- March 2023)	(1,394)
Total revaluation gains	(474)
Balance March 31, 2023	$10,386
Total revaluation loss	554
Balance, May 11, 2023	10,940
Conversions of Debt (May 11, 2023-June 30, 2023)	(400)
Total revaluation loss	170
Balance June 30, 2023	$10,710
Conversions of Debt (July 1, 2023- September 30, 2023)	(650)
Total revaluation losses	736
Balance September 30, 2023	$10,796

In accordance with the most favored nation provision (“MFN Provision”), following the issuance of the December 2022 Shares and the December 2022 Warrants, we reduced the conversion price of the October Secured Notes to $19.00 per share. We held a special meeting on March 10, 2023 of our stockholders for the purpose of obtaining stockholder approval for a reduction in the conversion price of the October Secured Notes, subject to a conversion price floor of $7.50 per share, which amount represented the closing price of our Common Stock on the Nasdaq Stock Market on January 3, 2023, the first trading day of the 2023 fiscal year.

In connection with the December 2022 Offering, we also agreed to amend certain existing warrants to purchase up to an aggregate of: (i) 23,681 shares of our Common Stock at an exercise price of $237.50 per share and an expiration date of October 25, 2026; (ii) 40,000 shares of our Common Stock at an exercise price of $87.50 per share and with an expiration date of September 13, 2027; (iii) 40,000 shares of our Common Stock at an exercise price of $112.50 per share and with an expiration date of September 13, 2027; (iv) 40,000 shares of our Common Stock at an exercise price of $137.50 per share and with an expiration date of September 13, 2027; (v) 40,000 shares of our Common Stock at an exercise price of $7.50 per share and an expiration date of September 13, 2027; and (vi) 3,400 shares of Common Stock at an exercise price of $187.50 and an expiration date of January 14, 2025, held by the Noteholders (collectively, the “Noteholder Warrants”) so that the amended Noteholder Warrant would have an exercise price of $19.00 per share. The Company evaluated the warrant exercise price adjustment from the values noted above to $19.00 noting the total dollar value impact in which the Noteholder Warrant’s new fair value, as a result of the exercise price revision, exceeded the previous warrant instrument was approximately $370 thousand, the Company deemed the change in exercise price was in contemplation with the December 2022 offering, as such was recognized as a deferred cost of the offering against the proceeds.

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

Promissory Notes

(Dollars in thousands)	Maturity Dates	Interest Rate	September 30, 2023
Promissory note issuances	November 3 & 10, 2023	15%	$900
Less: principal promissory note repayment			(900)
Total promissory note outstanding as of September 30, 2023			$-

The Company had issued six promissory notes to certain holders totaling an aggregate principal balance of $900 thousand in which were issued in $300 thousand increments on January 13, 2023, February 3, 2023, and February 10, 2023. Each of the promissory notes accrued at an interest rate of 15% per annum, and each note matured within nine months subsequent its issuance. On March 24, 2023, the Company issued to the holders of the promissory notes on January 13, 2023, 53,517 shares of common stock in satisfaction of the repayment of $300 thousand in principal plus accrued and unpaid interest of $9 thousand and other charges thereon of $92 thousand in which were included as part of interest expense, at the same price per share as the agreed upon share price conversion rate noted in relation to the December 5, 2022 SPA amendment on February 9, 2023, and approved during the Special Shareholders Meeting on March 10, 2023.

On April 4, 2023, the Company issued to the holders of the promissory notes on February 3, 2023 and February 10, 2023, 58,673 shares of common stock in satisfaction of the February 3, 2023 promissory note and partial satisfaction of the February 10, 2023 promissory note a total repayment of $325 thousand in principal plus accrued and unpaid interest of $10 thousand and other charges thereon of $105 thousand in which were included as part of interest expense, at the same price per share as the agreed upon share price conversion rate noted in relation to the December 5, 2022 SPA amendment on February 9, 2023, and approved during the Special Shareholders Meeting on March 10, 2023.

On May 5, 2023, June 2, 2023, and July 31, 2023 the Company paid the remaining principal balance of $275 thousand plus interest of approximately $13 thousand to fulfill all obligations of the promissory notes that were issued in 2023.

Notes payable

On July 13, 2023, the Company entered into two note payable agreements for a total principal value of approximately $235 thousand. The two note payable amounts had a 15% issue discount applied and a maturity date of April 15, 2024. The Company can prepay the note by paying the full amount owed plus an additional 20%. On August 2, 2023 and August 25, 2023, the Company paid both outstanding note payable balances of approximately $235 thousand plus a 20% prepayment fee of approximately $47 thousand. With the prepayment of the notes payable, the Company incurred a $33 thousand loss on debt extinguishment. As of the September 30, 2023, the Company has fulfilled the two note payable agreements.

NYDIG Financing

(Dollars in thousands)	Maturity Dates	Interest Rate	September 30, 2023	December 31, 2022
NYDIG Loans #1-11	April 25, 2023 thru January 25, 2027*	12% thru 15%	$10,546	$14,387

Less: principal payments			—	3,841
Less: repossession of collateralized assets			2,575	-
Total outstanding debt			$7,971	$10,546

*	Due to event of default- the entire NYDIG Financing became current, see note below.

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

Promptly after the date of the Consent, the Company issued warrants to purchase up to 3,400 shares of common stock to the Noteholder holding the largest outstanding principal amount of October Secured Notes as of the date of the Consent. Such warrants were substantially in form similar to the other warrants held by the Noteholders. Such warrants were exercisable for three years from the date of the Consent at an exercise price of $237.50 per share. On December 5, 2022, the exercise price of the warrants were reduced to an exercise price of $19.00 per share, effective with the closing of the Securities Purchase Agreement Offering on December 5, 2022.

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

The NYDIG Notice states that (a) Borrower failed to observe or perform certain covenants, conditions or agreements contained in the Master Agreement and such failure continued unremedied for a period of ten days after Borrower’s knowledge of such breach, which resulted in an event of default under the Master Agreement, and (b) Borrower defaulted under the guaranty, collateral agreement, or other support agreement, which resulted in an event of default under the Master Agreement. In addition, the NYDIG Notice states that Borrower failed to pay certain payments of principal and interest under the Master Agreement when due, which failure also constituted an event of default under the Master Agreement. As a result of the foregoing events of default, and pursuant to the Master Agreement, NYDIG (x) declared the principal amount of all loans due and owing under the Master Agreement and all accompanying Loan Documents (as defined in the Master Agreement) to be due and immediately payable, (y) imposed a default rate of interest on any outstanding principal amount of each loan (together with all then unpaid interest accruing thereon) and all other obligations under the Master Agreement and the Loan Documents, and (z) demanded the return of all equipment subject to the Master Agreement and the Loan Documents. As such, the principal balance of $10.5 million became due immediately and the Borrower was to bear interest, at a rate per annum equal to 2.0% plus the rate per annum otherwise applicable to such obligations set forth in the Master Agreement. Also, as the Company was not able to obtain a waiver, the outstanding deferred financing costs were written off. As of December 31, 2022, the Borrower had incurred accrued interest and penalty of approximately $274 thousand. On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, and repossessed the collateralized assets that totaled approximately $3.4 million, in which approximately $560 thousand was first used to pay off accrued interest and penalty to date. On September 5, 2023, NYDIG provided a letter finalizing the accounting for the repossessed collateralized assets totaling proceeds of approximately $3.4 million. This included legal and other expenses associated with the sale of the assets net a modest gain on the estimated net book value of the assets totaling $251 thousand that was expensed as a loss on disposition of assets for the three months ended September 30, 2023. The Company noted a difference of approximately $500 thousand in the ending principle, interest and penalties balance as of August 3, 2023 valuation date indicated in the letter, which the Company is currently disputing. As of September 30, 2023, the Company has an outstanding loan balance of approximately $8.0 million and an outstanding accrued interest and penalties of approximately $810 thousand.

Additionally, NYDIG has stated its intention to pursue SCI, the parent company of Guarantor, under a piercing of the corporate veil claim relating to NYDIG Defendants’ debts and liabilities under the loan documents. SCI denies any such liability and has filed a complaint for a declaratory judgment against NYDIG in the Eighth Judicial District Court in Clark County, Nevada on March 16, 2023 seeking a declaratory judgment as to such matter. NYDIG filed a motion to dismiss in response to SCI’s declaratory judgment complaint on April 13, 2023. SCI filed a response in opposition to NYDIG’s motion to dismiss on April 27, 2023. The court heard oral arguments on May 16, 2023. On June 22, 2023, the court issued an order granting NYDIG’s motion to dismiss, on the basis that the case was not ripe for decision, without prejudice. SCI intends to continue to vigorously defend any allegations regarding liability on account of NYDIG Defendants’ debts and liabilities to NYDIG under their loan documents and intends to refile a declaratory judgment complaint against NYDIG.

Loan and Security Agreement

Navitas Term Loan

(Dollars in thousands)	Maturity Dates	Interest Rate	September 30, 2023
Term Loan and capitalized interest	May 9, 2025	15%	$2,173
Less: principal payments			-
Less: debt issuance costs			40
Total outstanding debt			2,133
Less: current portion of debt			1,083
Total Long term debt			$1,050

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

Any and all monthly debt service amounts so paid to Lender shall be applied first to accrued and unpaid interest that has not yet been added to the principal balance of the Term Loan, if any, and then to repayment of the then outstanding principal balance of the Term Loan. On the Term Loan Maturity Date (May 9, 2025), all remaining principal and accrued and unpaid interest that has not yet been added to the principal balance of the Term Loan, if any, shall become immediately due and owing in full and shall be paid by wire transfer in immediately available funds. As of September 30, 2023, approximately $1.1 million is included in long-term debt and approximately $1.1 million is included in current debt. Included within the unpaid principal balance is approximately $123 thousand of interest expense that has been accrued in relation to the Term Loan.

Line of Credit

On September 15, 2021, the Company entered into a $1.0 million unsecured line of credit with KeyBank National Association (“KeyBank”), that will, among other things, allow the Company to request loans and to use the proceeds of such loans for working capital and other general corporate purposes (the “KeyBank facility”). The line of credit bears interest at a rate of Prime + 0.75% per annum. Accrued interest is due monthly and principal is due in full following KeyBank’s demand. As of January 1, 2022, the entire line of credit of $1.0 million was drawn and outstanding. As of September 30, 2023, the entire $1.0 million has been paid down, and the Company does not have any remaining balance outstanding. The Company does not plan to draw down on the line of credit in the foreseeable future. In addition, future drawdowns may require pre-approval by KeyBank.

9. Stockholders’ Equity

Preferred Stock

The Company has two series of preferred stock outstanding: the Series A Preferred Stock, with a $25.00 liquidation preference; and the Series B Convertible Preferred Stock, par value $0.0001 per share, with a stated value equal to $100.00 (the “Series B Preferred Stock”). As of September 30, 2023 and December 31, 2022, there were 3,061,245 shares of Series A Preferred Stock issued and outstanding, respectively, and as of September 30, 2023 and December 31, 2022 there was 62,500 shares of Series B Preferred Stock issued and outstanding, respectively.

Series B Preferred Stock

On July 19, 2022, the Company entered into a Securities Purchase Agreement (the “Series B SPA”) with an accredited investor (the “Series B Investor”) pursuant to which the Company sold to the Series B Investor 62,500 shares of Series B Preferred Stock, for a purchase price of $5,000,000. The shares of Series B Preferred Stock are initially convertible, subject to certain conditions, into 46,211 shares of common stock, at a price per share of $135.25 per share, a 20% premium to the closing price of the common stock on July 18, 2022, subject to adjustment as set forth in the Certificate of Designations of Preferences, Rights and Limitations for the Series B Preferred Stock (“Series B Certificate of Designations”).

In addition, on July 19, 2022, the Company issued to the Series B Investor common stock purchase warrants (the “Series B Warrants”) to purchase up to an aggregate of 40,000 shares of common stock at an initial exercise price of $250.00 per share. The Series B Investor is entitled to exercise the Series B Warrants at any time on or after the date that is 180 days following the issue date and on or prior to January 19, 2028. On the closing date of the next public offering of the common stock or other securities, the exercise price of the Series B Warrants is to adjust to a price equal to the lower of (a) the exercise price then in effect, or (b) the price of the warrants issued in the Company’s next public offering, or if no warrants are issued in the Company’s next public offering, 110% of the price per share of the common stock issued in the Company’s next public offering. In addition, upon the Series B Closing, the Series B Investor delivered to the Company for cancellation an outstanding warrant to acquire 40,000 shares of common stock at an exercise price of $287.50 per share previously issued on April 13, 2022, in connection with the Notes.

Common Stock

The Company has one class of common stock, par value $0.001 per share. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. As of September 30, 2023 and December 31, 2022, there were 1,451,988 and 747,837 shares of common stock issued and outstanding, respectively.

Dividends

Pursuant to the Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock of the Company, dividends, when, as and if declared by the Board (or a duly authorized committee of the Board), will be payable monthly in arrears on the final day of each month, beginning August 31, 2021. During the year ended December 31, 2022, the Board declared and paid the Company aggregate dividends on the shares of Series A Preferred Stock of approximately $3.9 million, respectively. The Board of Directors had not declared any Series A Preferred Stock dividends beginning October 2022 through the date of this report, as such the Company has accumulated approximately $1.7 million of dividends in arrears on the Series A Preferred Stock through December 31, 2022. An additional $5.2 million of dividends in arrears on the Series A Preferred Stock has been accumulated for a total of approximately $6.9 million in dividend in arrears.

The Company’s Series B Preferred Stock includes a 10% accruing dividend compounded daily for 12 months from the original issue date of July 20, 2022 that may be paid in cash or stock at the Company’s option at the earlier of (i) the date the Series B Preferred Stock is converted, or (ii) the Series B Dividend Termination Date. On August 11, 2023, Soluna Holdings, Inc. (the “Company”) paid a mandatory dividend on its outstanding Series B Convertible Preferred Stock in the amount of approximately $657 thousand. Pursuant to the Certificate of Designation for the Series B Stock, the Company had the option to pay the dividend in cash or shares of Common Stock. Pursuant to a Dividend Payment Agreement, the Company and the holder of the Series B Stock agreed to satisfy the payment of the dividend through the issuance of 44,000 shares of its Common Stock and 70,300 prefunded warrants (the “Prefunded Warrants”).

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

Reservation of Shares

The Company had reserved common shares for future issuance as follows as of September 30, 2023:

Stock options outstanding (1)	52,392
Restricted stock units outstanding	11,907
Warrants outstanding (1)	1,230,130
Common stock available for future equity awards or issuance of options (1)	412,337
Number of common shares reserved	1,706,766

(1)	Prior period results have been adjusted to reflect the Reverse Stock Split of the Common Stock at a ratio of 1-for-25 that became effective October 13, 2023. See Note 2, “Basis of Presentation,” for details.

The Company also notes that as of September 30, 2023, there are 1,100,839 Series A preferred stock available for future equity awards under the 2021 Plan.

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

The Company notes as continuing operations was in a net loss for the three and nine months ended September 30, 2023 and 2022, as such basic and diluted earnings per share is the same balance as continuing operations acts as the control amount in which would cause antidilution. Not included in the computation of earnings per share, assuming dilution, for the three and nine months ended September 30, 2023, were options to purchase 52,392 shares of the Company’s common stock, 11,907 outstanding restricted stock units, and 1,230,130 outstanding warrants not exercised. These potentially dilutive items were excluded because the calculation of incremental shares resulted in an anti-dilutive effect.

Not included in the computation of earnings per share, assuming dilution, for the three and nine months ended September 30, 2022, were options to purchase up to 32,493 shares of the Company’s common stock, 32,292 outstanding restricted stock units, outstanding warrants to purchase up to 303,312 shares of common stock, and shares of common stock issuable upon the conversion of a portion of the October Secured Notes pursuant to the Addendum. These potentially dilutive items were excluded because the calculation of incremental shares resulted in an anti-dilutive effect.

10. Commitments and Contingencies

Commitments:

Leases

The Company determines whether an arrangement is a lease at inception. The Company and its subsidiaries have operating leases for certain manufacturing, laboratory, office facilities and certain equipment. The leases have remaining lease terms one year to less than ten years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of September 30, 2023 and December 31, 2022, the Company has no assets recorded under finance leases.

Lease expense for these leases is recognized on a straight-line basis over the lease term. For the three and nine months ended September 30, 2023 and 2022, total lease costs are comprised of the following:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Operating lease cost	$61	$51	$177	$151
Short-term lease cost	—	—	—	—
Total net lease cost	$61	$51	$177	$151

Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

Other information related to leases was as follows:

(Dollars in thousands, except lease term and discount rate)	Nine Months Ended September 30, 2023

Weighted Average Remaining Lease Term (in years):
Operating leases	4.32

Weighted Average Discount Rate:
Operating leases	7.99%

(Dollars in thousands)	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022

Supplemental Cash Flows Information:
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$172	$148

Non-Cash Activity Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$403	$20

Maturities of noncancellable operating lease liabilities are as follows for the quarter ending September 30:

(Dollars in thousands)

2023
2023 (remainder of year)	$61
2024	247
2025	79
2026	29
2027	29
Thereafter	145
Total lease payments	590
Less: imputed interest	(102)
Total lease obligations	488
Less: current obligations	215
Long-term lease obligations	$273

As of September 30, 2023, there were no additional operating lease commitments that had not yet commenced.

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

NYDIG filed a complaint against a subsidiary of Company, Soluna MC Borrowing 2021-1, LLC (“Borrower”) and Soluna MC, LLC, as Guarantor (“Guarantor”), and together with Borrower, (“NYDIG Defendants”) in Marshall Circuit Court of the Commonwealth of Kentucky on December 29, 2022 regarding a series of loans made by NYDIG to Borrower pursuant to a master equipment finance agreement that were secured by certain assets of Borrower and guaranteed by Guarantor pursuant to a written guaranty agreement executed by Guarantor. The Court issued on February 15, 2023 an agreed order granting NYDIG’s motion for writ of possession which, among other things, ordered parties to provide NYDIG access to the collateral described therein and preserved the rights of NYDIG to pursue a deficiency judgment against the NYDIG Defendants. Also on February 15, 2023, the NYDIG Defendants filed their answer and affirmative defenses in this proceeding. The NYDIG Defendants believe that NYDIG has liquidated some of the collateral securing the loans and anticipate that NYDIG will complete the liquidation of collateral and continue to prosecute the complaint to obtain a judgment against the NYDIG Defendants. Additionally, NYDIG has stated its intention to pursue SCI, the parent company of Guarantor, under a piercing of the corporate veil claim relating to NYDIG Defendants’ debts and liabilities under the loan documents. SCI denies any such liability and has filed a complaint for a declaratory judgment against NYDIG in the Eighth Judicial District Court in Clark County, Nevada on March 16, 2023 seeking a declaratory judgment as to such matter. NYDIG filed a motion to dismiss in response to SCI’s declaratory judgment complaint on April 13, 2023. SCI filed a response in opposition to NYDIG’s motion to dismiss on April 27, 2023. The court heard oral arguments on May 16, 2023. On June 22, 2023, the court issued an order granting NYDIG’s motion to dismiss, on the basis that the case was not ripe for decision, without prejudice. SCI intends to continue to vigorously defend any allegations regarding liability on account of NYDIG Defendants’ debts and liabilities to NYDIG under their loan documents and intends to refile a declaratory judgment complaint against NYDIG.

On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, and repossessed the collateralized assets that totaled approximately $3.4 million, in which approximately $560 thousand was first used to pay off accrued interest and penalty to date. On September 5, 2023, NYDIG provided a letter finalizing the accounting for the repossessed collateralized assets totaling proceeds of approximately $3.4 million. This included legal and other expenses associated with the sale of the assets net a modest gain on the estimated net book value of the assets totaling $251 thousand that was expensed as a loss on disposition of assets for the three months ended September 30, 2023. The NYDIG Defendants noted a difference of approximately $500 thousand in the ending principle, interest and penalties balance as of August 3, 2023 valuation date indicated in the letter, which the NYDIG Defendants are currently disputing.

In September 2023, Atlas Technology Group LLC (“Atlas”) filed a complaint against Soluna MC LLC (formerly EcoChain Block LLC) (“Soluna MC”), Soluna Computing, Inc., and Soluna Holdings, Inc. (collectively, the “Atlas Defendants”) in the Supreme Court of the State of New York, County of New York regarding a co-location services agreement between Soluna MC and Atlas.  Atlas alleges that the termination of such agreement by Soluna MC was a breach and asserts various claims, including breach of contract and the return of pre-paid fees. The claim requests a judgement against the Atlas Defendants for the return of pre-paid fees of approximately $464 thousand and additional damages to be determined at trial of not less than $7.9 million, and reimbursement of costs including legal fees and other costs. The complaint also contains references to alter ego liability and piercing the corporate veil.  The Atlas Defendants believes they have substantial factual and legal defenses to these claims and intend to defend the claims vigorously.

The referenced pre-paid fees of approximately $464 thousand have been reported in previous filings on Soluna MC’s balance sheet. No reserves have been established for any other claims asserted in such complaint.

11. Related Party Transactions

MeOH Power, Inc.

On December 18, 2013, MeOH Power, Inc. and the Company executed a Senior Demand Promissory Note (the Note) in the amount of $380 thousand to secure the intercompany amounts due to the Company from MeOH Power, Inc. upon the deconsolidation of MeOH Power, Inc. Interest accrues on the Note at the Prime Rate in effect on the first business day of the month, as published in the Wall Street Journal. At the Company’s option, all or part of the principal and interest due on this Note may be converted to shares of common stock of MeOH Power, Inc. at a rate of $0.07 per share. Interest began accruing on January 1, 2014. The Company recorded a full allowance against the Note. As of September 30, 2023 and December 31, 2022, $357thousand and $342 thousand, respectively, of principal and interest are available to convert into shares of common stock of MeOH Power, Inc. Any adjustments to the allowance are recorded as miscellaneous expense during the period incurred.

Legal Services

During the three and nine months ended September 30, 2023, the Company incurred $1 thousand and $1 thousand, respectively, to Couch White, LLP for legal services associated with contract review. During the three and nine months ended September 30, 2022, the Company incurred $1 thousand and $2 thousand, respectively. A partner at Couch White, LLP is an immediate family member of one of our Directors.

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

Due to conditions being met within the Merger Agreement in relation to energization and retention of employees, the Company has advised SCI US Holdings LLC, a Delaware limited liability company, who is the sole Effective Time Holder (as defined in the Merger Agreement) of the right to receive the Merger Shares and that 19,800 Merger Shares were issued on May 26, 2023 and 39,600 Merger Shares were issued on October 10, 2023. SCI US Holdings LLC has consented to the issuance of such Merger Shares as required under the Merger Agreement and has directed the Company to issue such Merger Shares to its affiliate, HEL. Following the issuance of the 59,400 Merger Shares, a total of 59,400 Merger Shares remain available for possible issuance pursuant to the terms of the Merger Agreement.

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

In addition, one of the Company’s directors, Matthew E. Lipman, serves as a director and currently acting as President of HEL. Mr. Lipman does not directly own any equity interest in Tera Joule, LLC, which owns 9.2% of HEL; however, as a result of his position as a director and officer of Brookstone IAC, Inc., which is the manager of Tera Joule, LLC, he has dispositive power over the equity interests that Tera Joule owns in HEL. As a result, the approximate dollar value of the amount of Mr. Toporek’s and Mr. Lipman’s interest in the Company’s transactions with HEL for the three and nine months ended September 30, 2023 was $0 and $0.

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

The Company owned approximately 1.79% of HEL, calculated on a converted fully diluted basis, as of September 30, 2023 and December 31, 2022. The Company may enter into additional transactions with HEL in the future.

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

During the three months ended September 30, 2023, the Company did not issue any equity awards under its 2021 or 2023 Plans.

During the nine months ended September 30, 2023, the Company awarded 20,000 restricted stock units under the 2021 Plan, valued at $7.465 per share based on the closing market price of the Company’s common stock on the date of the grant. The restricted stock units vested during May 2023.

During the three months ended September 30, 2022, the Company awarded 2,730 restricted stock units under the 2021 Plan, valued at $45.00 through $107.50 per share based on the closing market price of the Company’s common stock on the date of the grant, with a weighted average fair value of $81.50 per share. 2,730 shares of common stock subject to vest as follows: 25% of such restricted stock units shall vest on the first anniversary, and the remaining shares shall vest ratably over the succeeding 36-month period, with (1/36) of such vesting on the last day of each such calendar month.

During the nine months ended September 30, 2022, the Company awarded 21,938 restricted stock units under the 2021 Plan, valued at $45.00 through $271.25 per share based on the closing market price of the Company’s common stock on the date of the grant, with a weighted average fair value of $229.75 per share. 12,260 shares of common stock shall vest as follows: 37% vesting 12 months from the date of the grant, 33% vesting 24 months from the date of the grant, and 30% vesting 36 months from the date of the grant, in each case subject to the reporting person remaining in the service of the Company on each such vesting date. 7,800 shares of common stock shall vest as follows: 25% of such restricted stock units shall vest on the first anniversary, and the remaining shares shall vest ratably over the succeeding 36-month period, with (1/36) of such vesting on the last day of each such calendar month. 1,860 shares of common stock are performance-based awards that will vest in the following year in January 2023 based on approval of the Board based on achievement of key performance objectives. The remaining 18 shares of common stock are performance-based awards that were granted and vested during January 2022 as approved by the Board based on the achievement of key performance objectives during the prior year.

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

In June 2016, the FASB issued ASU 2016-13 (Financial Instruments - Credit Losses (Topic 326)) and its subsequent amendments to the initial guidance within ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11 and ASU 2020-02, respectively (collectively, Topic 326). Topic 326 changes how entities will measure credit losses for most financial assets and certain other instruments that are not accounted for at fair value through net income. This standard replaces the existing incurred credit loss model and establishes a single credit loss framework based on a current expected credit loss model for financial assets carried at amortized cost, including loans and held-to- maturity debt securities. The current expected loss model requires an entity to estimate credit losses expected over the life of the credit exposure upon initial recognition of that exposure when the financial asset is originated or acquired, which will generally result in earlier recognition of credit losses. This standard also requires expanded credit quality disclosures. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. This standard also simplifies the accounting model for purchased credit-impaired debt securities and loans. This standard will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. ASU 2019-04 clarifies that equity instruments without readily determinable fair values for which an entity has elected the measurement alternative should be remeasured to fair value as of the date that an observable transaction occurred. ASU 2019-05 provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. This standard should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. This standard will be effective for the Company for annual and interim reporting periods beginning on or after December 15, 2022, and while early adoption is permitted, the Company does not expect to elect that option. This standard has been adopted as of January 1, 2023, and did not have any material impact for the Company’s operations. The Company will continue to evaluate if any changes occur subsequently in fiscal year 2023 and properly record and disclose in relation to Topic 326.

There have been no other significant changes in the Company’s reported financial position or results of operations and cash flows as a result of its adoption of new accounting pronouncements or changes to its significant accounting policies that were disclosed in its condensed unaudited consolidated financial statements for the three and nine months ended September 30, 2023.

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

Set forth below are the results of the discontinued operations:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023		2022

Product revenue	$-	$-		$-	$1,799
Cost of sales	-	-		-	728
Research and development	-	-		-	398
General and administrative expenses	-	-		-	573
Other income	-	-		-	-
(Loss) income from discontinued operations before gain on disposal and income taxes	-	-		-	100
Pretax gain on sale of MTI Instruments	-	(21)		-	7,581
Deferred tax benefit	-	-		-	70
Net income from discontinued operations	$-	$(21)	$		$7,751

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

The assets which secure the MEFA represent substantially all of the Company’s mining assets at the site and certain of the operating assets of Project Marie, a 20 MW facility located in Kentucky. The obligations of Borrower under the MEFA and reflected in the NYDIG Notice are ring-fenced to Borrower and its direct parent company, Soluna MC LLC. The Company is not a party to any guaranty, collateral agreement or other support agreement with or for the benefit of NYDIG. For the year ended December 31, 2022, the principal balance of $10.5 million became due immediately and the Borrower was to bear interest, at a rate per annum equal to 2.0% plus the rate per annum otherwise applicable to such obligations set forth in the Master Agreement. As of September 30, 2023, the Company reduced the outstanding debt by the repossessed collateralized assets net book value of $3.4 million less accrued interest that was paid off first when the collateral was repossessed of approximately $560 thousand and legal fees of approximately $251 thousand, reducing the debt outstanding to approximately $8.0 million as of September 30, 2023. Also, as the Company was not able to obtain a waiver, the outstanding deferred financing costs were written off. On September 5, 2023, NYDIG provided a letter finalizing the accounting for the repossessed collateralized assets totaling proceeds of approximately $3.4 million. This included legal and other expenses associated with the sale of the assets net a modest gain on the estimated net book value of the assets totaling $251 thousand that was expensed as a loss on disposition of assets for the quarter. The Company noted a difference of approximately $500 thousand in the ending principle, interest and penalties balance as of August 3, 2023 valuation date indicated in the letter, which the Company is currently disputing. As of September 30, 2023 and December 31, 2022, the Borrower had incurred accrued interest and penalty of approximately $810 thousand and $274 thousand.

On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, which resulted in a reportable disposition of all of the Company’s mining assets at the site and certain of the operating assets of Project Marie. The total net book value of the collateralized assets that were repossessed totaled approximately $3.4 million in which were written off the Company’s books for the nine months ended September 30, 2023, with an offset accrued interest to date when repossessed, a loss on sale of fixed assets, and to the outstanding loan. Additionally, NYDIG has stated its intention to pursue SCI, the parent company of Guarantor, under a piercing of the corporate veil claim relating to NYDIG Defendants’ debts and liabilities under the loan documents. SCI denies any such liability and has filed a complaint for a declaratory judgment against NYDIG in the Eighth Judicial District Court in Clark County, Nevada on March 16, 2023 seeking a declaratory judgment as to such matter. In a related development, also on February 23, 2023, the Borrower received a notice of termination of the Management and Hosting Services Agreement with CC Metals and Alloys, LLC. As a result of this action and certain other characteristics of the facility, the Company elected to shut down the Marie facility. The Company believes it will maximize its profits and return on assets by concentrating its personnel and capital on its Dorothy Facility.

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

For the three and nine months ended September 30, 2023, the Company assessed whether the abandonment of the Project Marie facility qualified for the classification of discontinued operations under ASC 205-20-45-1B and 1C. A disposal of a component of an entity or a group of components of an entity shall be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs:

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

Set forth below are the results of Project Marie:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Cryptocurrency mining revenue	$-	$1,993	$769	$8,538
Data hosting revenue	-	984	276	3,666
Total revenue	-	2,977	1,045	12,204
Operating costs:
Cost of cryptocurrency mining revenue, exclusive of depreciation	-	1,723	801	4,605
Cost of revenue- depreciation	5	2,308	136	6,775
Data hosting (income) costs	-	1,078	205	3,192
General and administrative expense	48	162	367	409
Impairment on fixed assets	-	-	43	-
Interest expense	406	424	1,097	1,269
Loss on sale of fixed assets	344	-	332	1,618
Net loss before income taxes	$(803)	$(2,718)	$(1,936)	$(5,664)

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

The carrying amount of the VIE’s assets and liabilities was as follows for DVSL:

(Dollars in thousands)	September 30, 2023	December 31, 2022

Current assets:
Cash and restricted cash	$894	$15
Accounts receivable	944	-
Other receivable- current	152	247
Due to- intercompany	154	-
Total current assets	2,144	262

Other assets- long term	2,172	-
Property, plant, and equipment	14,027	13,673
Total assets	$18,343	$13,935

Current liabilities:
Due from – intercompany	$-	$241
Accounts payable	360	-
Accrued expense	332	-
Total current liabilities	692	241

Other long term liabilities	1,190	-
Total liabilities	$1,882	$241

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

Accordingly, the accounts of DV are consolidated in the accompanying unaudited condensed financial statements

The carrying amount of the VIE’s assets and liabilities was as follows for DV:

(Dollars in thousands)	September 30, 2023	December 31, 2022

Current assets:
Cash and restricted cash	$2,629	$-
Accounts receivable	40	-
Related party receivable- intercompany	639	-
Total current assets	3,308	-

Other assets- long term	1,625	-
Property, plant, and equipment	21,975	-
Total assets	$26,908	$-

Current liabilities:
Accounts payable	$370	$-
Accrued expense	854	-
Current portion of debt	1,083	-
Total current liabilities	2,307	-

Long-term portion of debt	1,050	-
Total liabilities	$3,357	$-

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

For the three months ended September 30, 2023 and 2022, approximately 0% and 4% of the Company’s cryptocurrency mining revenue was generated from Project Edith (data center located in Wenatchee, Washington), 0% and 37% from Project Marie, 3% and 59% from Project Sophie (data center located in Murray, Kentucky), and 97% and 0% from Project Dorothy (data center located in Texas), respectively. 0% and 100% of the Company’s data center hosting revenue was generated from Project Marie from hosting with customers for the three months ended September 30, 2023 and 2022, 25% and 0% of the data hosting revenue for three months ended September 30, 2023 and 2022 was generated from Project Sophie, and 75% and 0% of the data hosting revenue for the three months ended September 30, 2023 and 2022 was generated from Project Dorothy (data center located in Texas).

For the nine months ended September 30, 2023 and 2022, approximately 0% and 6% of the Company’s cryptocurrency mining revenue was generated from Project Edith (data center located in Wenatchee, Washington), 14% and 41% from Project Marie, and 54% and 53% from Project Sophie (data center located in Murray, Kentucky) and 32% and 0% from Project Dorothy (data center located in Texas), respectively. 5% and 100% of the Company’s data center hosting revenue was generated from Project Marie from hosting with customers for the nine months ended September 30, 2023 and 2022, 31% and 0% of the data hosting revenue for nine months ended September 30, 2023 and 2022 was generated from Project Sophie, and 64% and 0% of the data hosting revenue for the nine months ended September 30, 2023 and 2022 was generated from Project Dorothy (data center located in Texas) for the nine months ended September 30, 2023 and 2022.

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

The following table details revenue and cost of revenues for the Company’s reportable segments for three and nine months ended September 30, 2023 and 2022, and reconciles to net income (loss) on the consolidated statements of operations:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reportable segment revenue:
Cryptocurrency mining revenue	$1,786	$5,387	$5,497	$20,696
Data hosting revenue	4,011	985	5,451	3,668
Total segment and consolidated revenue	5,797	6,372	10,948	24,364
Reportable segment cost of revenue:
Cost of cryptocurrency mining revenue, exclusive of depreciation	1,040	4,100	4,451	11,092
Cost of data hosting revenue, exclusive of depreciation	2,150	1,078	3,181	3,192
Cost of revenue-depreciation	1,200	6,010	2,364	15,872
Total segment and consolidated cost of revenues	4,390	11,188	9,996	30,156
Reconciling items:
General and administrative expenses	5,102	8,064	18,353	22,568
Impairment on fixed assets	41	28,086	418	28,836
Impairment on equity investment	-	750	-	750
Interest expense	495	1,671	2,355	7,856
Loss on debt extinguishment and revaluation	769	12,317	2,350	12,317
Loss on sale of fixed assets	373	988	404	2,606
Other expense (income), net	74	(2)	301	(2)
Income tax expense (benefit) from continuing operations	569	(547)	(524)	(1,344)
Net loss from continuing operations	(6,016)	(56,143)	(22,705)	(79,379)
Income before income tax from discontinued operations	-	(21)	-	7,681
Income tax benefit from discontinued operations	-	-	-	70
Net income from discontinued operations	-	(21)	-	7,751
Net loss	(6,016)	(56,164)	(22,705)	(71,628)
(Less) Net (income) loss attributable to non-controlling interest	(646)	272	206	272
Net loss attributable to Soluna Holdings, Inc.	$(6,662)	$(55,892)	$(22,499)	$(71,356)

Capital expenditures	9,639	9,249	12,534	61,867
Depreciation and amortization	3,579	8,388	9,498	22,999

18. Subsequent Events

Reverse Stock Split

On October 11, 2023, the Company filed a Certificate of Change effecting a reverse stock split as of 5:00 p.m. Eastern Standard Time on October 13, 2023 with a ratio of 1-for-25. The Company’s common stock began trading on a post-split basis under the Company’s existing trading symbol, “SLNH,” when the market opened on October 16, 2023. The reverse stock split was approved by the Board of Directors and by shareholders at the annual meeting of the stockholders on June 29, 2023. At the effective time, every 25 issued and outstanding shares of the Company common stock was converted automatically into one share of the Company’s common stock without any change in the par value per share. The Reverse Split did not change the number of shares of common stock authorized for issuance. No fractional shares were outstanding following the Reverse Split. Any holder who would have received a fractional share of common stock was automatically entitled to receive an additional fraction of a share of common stock to round up to the next whole share.

In addition, effective as of the same time as the Reverse Split, proportionate adjustments were made to all then-outstanding equity awards, warrants and convertible securities with respect to the number of shares of common stock subject to such award or security and the exercise or conversion price thereof. Furthermore, the number of shares of common stock available for issuance under the Company’s equity incentive plans has been proportionately adjusted for the Reverse Split ratio, such that fewer shares will be subject to such plans. Furthermore, proportionate adjustments were made to the conversion factor at which the Company’s Series B Preferred Stock, par value $0.0001 per share (the “Series B Preferred Stock”), may be converted to Common Stock. The total number of shares of Series B Preferred Stock of the Company authorized for issuance remained at 187,500.

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

Overview

Our mission is to facilitate the integration of more renewable energy into the grid by leveraging computing facilities. Operating under our wholly-owned subsidiary, Soluna Computing, Inc. (“SCI”), we design, develop, and manage flexible data centers to run compute-intensive applications including cryptocurrency mining, and artificial intelligence. Our specialized data centers are co-located with curtailed – underutilized – renewable energy power plants.

We provide a cost-effective alternative to battery storage or transmission lines to grid operators and independent power producers. The traditional approach to storing excess power or transferring it to distant locations is expensive and faces significant logistical challenges. Co-located renewables plus data centers offer a solution, a symbiotic relationship by deploying data centers that use the surplus energy for computing activities, providing an immediate off-take agreement that essentially acts as a ‘digital battery.’ In addition, our data centers can dynamically adjust their energy consumption in real time, aiding grid operators in balancing supply and demand during energy scarcity.

Presently, we operate at a 75-megawatt capacity across two sites, namely, Project Sophie and Project Dorothy. We have over 2 Gigawatts (“GW”) in our long-term pipeline with some of the country’s top renewable energy power producers. We also have 216 MW between two new data center projects namely: Project Dorothy 2, for 50 MW, and Project Kati for 166 MWs. Projects Marie and Edith have been decommissioned or exited, as discussed further below.

Our facilities have the ability to dynamically adjust their energy consumption in real time. When energy is scarce, the data centers can rapidly reduce their consumption, making it easier for the grid to balance supply and demand. This unique feature enables a more seamless integration of additional renewable energy sources into the grid while also propping up the economic profile of existing renewable power plants. The result is an increase in the overall renewable fraction on the grid, pushing us closer to a sustainable energy future. This is a win-win scenario, turning excess power into an asset rather than a liability, while also advancing our transition toward a more sustainable and efficient energy ecosystem.

Achieving our mission takes a multi-disciplinary skill set. A nuanced grasp of complex energy regulatory regimes shapes the development of our behind-the-meter data centers, facilitating compliance with grid and regulatory standards. Expertise in constructing and operating expansive facilities in isolated locations ensures the efficiency and reliability of our renewable energy plants and data centers. In the realm of computer science, our know-how enables us to refine data processing and cryptocurrency mining activities for the most effective use of energy. Operational excellence sets us apart, as does our ability to negotiate complex power contracts that provide both low-carbon and cost-effective energy. These factors collectively are our strategic differentiation, allowing us to turn excess energy into a valuable asset while enhancing the sustainability of the broader energy ecosystem.

Curtailed energy, defined as energy priced at zero or negative rates, is an increasingly acute issue plaguing power producers, particularly in Texas. It is the primary reason why many renewable power plants fail to achieve their base-case financial returns. Our Dorothy site stands as our inaugural venture aimed at consuming this otherwise unutilized energy. The consumption of this curtailed energy offers multiple benefits: First, it improves the economics for the power plant, making the construction of wind and solar facilities in the USA more financially viable. Second, this energy, which otherwise would go to waste, is put to productive use, making it a truly additional resource. Third, it provides a source of zero-carbon compute power, which otherwise would have been generated from higher carbon sources, thereby reducing the overall carbon footprint of Bitcoin mining. This innovative approach to utilizing curtailed energy not only offers a solution to a pressing industry problem but also serves as a key aspect of our strategic differentiation.

The Company currently earns revenue by mining cryptocurrencies and providing hosting services to Bitcoin Mining companies at our data centers. In the future, we plan to host AI customers at our data centers. See below for further details on our project sites.

Project Edith

The Edith project is a project permitted to consume up to 3.3 MegaWatts located in Wenatchee, Washington. The data center was acquired from the estate of the GigaWatt bankruptcy in May 2020. The project operates in a district with increasing power rates. In the first quarter of 2022, the ETH (“Ethereum”) foundation made it clear that the merge to proof-of-stake was happening and graphics processing unit (“GPU”) mining was going to be challenged going forward. In the early summer of 2022, Soluna began to seek a buyer for the assets. Soluna ultimately sold the GPU mining assets and other mining equipment in September 2022 for $790 thousand. Soluna has committed to providing certain facilities contracts at cost plus a markup to facilitate the continued operations for the mining assets for the new ownership. Within Notes receivable on the condensed unaudited consolidated financial statements is a secured note receivable for $193 thousand, in which as of September 30, 2023 is in default. This note receivable is secured by assets, the value of which is sufficient to cover the note.

Project Marie

Project Marie was Soluna’s 20 MW co-location facility based in Kentucky. This facility was Soluna’s first project in Kentucky, prior to building the Sophie greenfield project. The site is powered by the Tennessee Valley Authority (“TVA”) grid and was designed to operate 24/7 less mandatory TVA curtailment windows.

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

Project Marie power was negatively impacted by increased Financial Conduit Authority (“FCA”) changes in late summer which were at levels not seen in many years. To further reduce risk to contribution margin, the company began contract negotiations with the 10 MW hosting customer at the site whose renewal was due in September. These negotiations resulted in a more favorable fee structure that positioned the company to better navigate the FCA volatility and the broader Bitcoin economics.

By September 2022, the decline in the price of Bitcoin caused the cashflow from Marie to decline to a level insufficient to service the NYDIG loan. After discussions with NYDIG, two separate monthly waivers of payments for September and October 2022 were agreed. By November 2022, the Borrower failed to make its payment, and on December 20, 2022, the Borrower received a Notice of Acceleration and Repossession (the “NYDIG Notice”) from NYDIG with respect to the MEFA, by and between Borrower and NYDIG. The obligations of Borrower under the MEFA and reflected in the NYDIG Notice are ring-fenced to Borrower and its direct parent company, Soluna MC LLC. The Company is not a party to any guarantee, collateral agreement or other support agreement with or for the benefit of NYDIG. Borrower entered into a dialogue with NYDIG to resolve the matters set forth in the NYDIG Notice but was unsuccessful.

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

On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, which resulted in a reportable disposition of all of the Company’s mining assets at the site and certain of the operating assets of Project Marie. Additionally, NYDIG has stated its intention to pursue SCI, the parent company of Guarantor, under a piercing of the corporate veil claim relating to NYDIG Defendants’ debts and liabilities under the loan documents. SCI denies any such liability and has filed a complaint for a declaratory judgment against NYDIG in the Eighth Judicial District Court in Clark County, Nevada on March 16, 2023 seeking a declaratory judgment as to such matter. In a related development, also on February 23, 2023, the Borrower received a notice of termination of the Management and Hosting Services Agreement with CC Metals and Alloys, LLC. As a result of this action and certain other characteristics of the facility, the Company shut down the Marie facility, and impaired certain property, plant, and equipment assets owned by the Marie facility.

In the third quarter of fiscal year 2023, Project Marie sold the remaining Tesseracks (mobile, Bitcoin Mining Equipment), in which were not included as part of the collateralized equipment for NYDIG. Project Marie received proceeds from the sale of the Tesseracks of $320 thousand in which included a note receivable of $240 thousand that is outstanding as of September 30, 2023.

Project Sophie

Project Sophie is Soluna’s 25 MW modular data center based in Kentucky. This facility is the first site based on Soluna’s modular design, electrical design, and powered by its proprietary software Maestro OS (™). The site is powered by the TVA grid and is designed to operate during off-peak hours to help Western Kentucky Rural Electric Cooperative (“WKRECC”) manage its excess energy consumption.

By April 8, 2022, older machines (Bitmain S9s) at Sophie were replaced with newer models growing the hashrate and a power usage effectiveness and consuming over 20 MW of energy. In May of 2022, upgraded the network infrastructure on the site and in June and July of 2022, installed new Bitmain S19s and replacing S9 machines, and as a result, the site significantly exceeded previous mining hash rates. Project Sophie has also hosted a series of curtailment and MaestroOS control system, our proprietary load monitoring management system, demonstrations with leading renewable energy companies and capital providers, further enhancing the site’s performance.

On April 6, 2023 and June 28, 2023, Project Sophie entered into hosting contracts with Bitcoin miners, which shifted Project Sophie’s business model at the modular data center from proprietary mining to data hosting. Subsequent to September 30, 2023, Project Sophie has entered into new hosting contracts with various customers.

We are currently selling existing Bitcoin miners at the site and redeploying capital, in which approximately $220 thousand is included within Equipment held for sale as of September 30, 2023.

As of the date of the condensed unaudited financial statements, Project Sophie has deployed more than 8,000 machines for its hosting customer filling 25 MW of capacity. In addition, Project Sophie has signed new hosting term sheets for 15 MW. The new hosting deals included an expansion of the relationship with Compass Mining and two customers including Bit Digital (Nasdaq: BTBT). Project Sophie’s existing customer is beginning its planned ramp down in fourth quarter of fiscal 2023. The new contracts are planned to bring in more profitability for us.

Project Dorothy

The Dorothy Project is a 100 MW Soluna modular data center co-located at the Briscoe Wind Farm in Silverton, Texas. It was acquired as part of the merger with Soluna Callisto in October 2021, discussed in further details on Footnote 5 on the condensed unaudited consolidated financial statements. The initial 50MW phase (“Phase 1”) of the project includes 44 modular data center buildings in two sub-phases, Dorothy 1A and Dorothy 1B. Each of these sub-phases is 25 MW each. Dorothy is the second modular data center built using Soluna’s proprietary design and software. The facility is designed to purchase the excess electricity from the wind farm and the grid. It incorporates learnings and enhancements from Sophie project.

As of the date of these condensed unaudited financial statements, Phase 1 has been completely energized.

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

On April 20, 2023, after the review of the Briscoe Wind Farm’s RARF (see above), ERCOT approved the energizing of the first 50 MW of Project Dorothy as a behind-the-meter load; on April 27, 2023, the Company signed a 5 MW 2-year hosting deal with Compass Mining at Dorothy 1A; and on May 10, 2023, the Company signed a 20 MW 2-years hosting agreement with another strategic hosting partner at Dorothy 1A. Since these important agreements, the Company completed the deployment of both contracts deploying over 7,500 machines to site as of September 30, 2023.

On May 9, 2023, having consummated a partnership with Navitas Global (see below) for Project Dorothy 1B, started working on the completion of the construction and energization of this portion of the project. In June 2023, the Company purchased 8,378 Bitmain Antminer S19s, S19j Pro and S19j Pro+ machines for Project Dorothy 1B. The purchase is estimated to result in 868 PH/s of hashrate with an average efficiency of 29.9 J/TH and at a cost of $10.59 $/TH. As of September 30, 2023, approximately 8,000 of the miners have been deployed.

Project-level Financing (Dorothy 1A and Dorothy 1B):

On April 22, 2022, SCI signed definitive agreements with funds managed by Spring Lane Capital (“SLC”) to provide a $35 million pool of capital for financing Soluna projects co-located with renewable energy projects. At least $12.5 million of the pool was earmarked for the Dorothy Project. In July 2022, Soluna began drawing down on the SLC capital to finance Dorothy construction and return capital to the Company for past funding. In exchange for SLC’s contributions, the Company and Spring Lane were issued approximately 68% and 32% of the Class B Membership Interests in Soluna DVSL ComputeCo, LLC (“DVSL”). The Company consolidated the accounts of DVSL, a Variable Interest Entity (“VIE”), as of December 31, 2022 and September 30, 2023.

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

Commercialization of Dorothy 1A:

On April 26, 2023, Soluna DVSL ComputeCo, LLC signed a 2-year 5 MW Master Enterprise Hosting Services Agreement with Compass Mining, Inc. (the “Compass MHSA”). Compass Mining is one of the world’s first and largest online marketplace for Bitcoin mining hardware and hosting. Through its network of partners with mining facilities located in the US and Canada, Compass facilitates both large and small miner deployments on behalf of its end-users. The customer has deployed approximately 1,600 miners at Dorothy 1A as of September 30, 2023

On May 5, 2023, Soluna DVSL ComputeCo, LLC signed a 2-year 20 MW Services Framework Agreement with a Strategic Hosting Partner. The customer deployed approximately 6,000 miners at Dorothy 1A as of September 30, 2023. This agreement puts the Dorothy 1A facility at full capacity.

The Company completed the installation at Dorothy 1A of the miners and fully ramped the site. Approximately 7,700 Bitcoin miners were deployed at Dorothy 1A resulting in an installed Hashrate of 950 PH/s. Dorothy 1A has consumed over 2,500 MWh of curtailed energy from the co-located power plant and achieved a power usage effectiveness (“PUE”) of 1.01.

Completion and Commercialization of Dorothy 1B

As of September 30, 2023, the building, infrastructure, and related equipment has been substantially completed at Dorothy 1B with approximately $12.3 million in service reflected in Property, Plant, Equipment. Over 7,920 Bitcoin miners were deployed at Dorothy 1B for proprietary mining resulting in an installed Hashrate of 816 PH/s. Dorothy 1B has consumed over 1,500 MWh of curtailed energy from the co-located power plant and achieved a power usage effectiveness (PUE) of 1.01.

Curtailment Mitigation

Our goal for Project Dorothy was to serve as a blueprint for a “digital battery” that efficiently monetizes wasted energy for our wind farm partner. In its initial six months of operation, Project Dorothy consumed over 4,000 MWh of curtailed energy, leading to improved financial viability for the power plant.

Project Dorothy 2 (and “Helix”)

We began to work on site design, request-for-proposals from EPCs, long lead electrical equipment for the next major phase of the Dorothy project. We also invited potential investors to tour Dorothy and present term sheets for investing in the project. The Company is now evaluating the best partner. The plan for Dorothy 2 will include a new element, the design and development of a new version of the Soluna Modular Data Center purpose-built for AI compute workloads. The new design, known internally as “Helix” plans to incorporate the latest in cooling, electrical, and space requirements from the burgeoning generative AI sector. We have held detailed discussions and design sessions with the leaders in computing infrastructure for AI and leveraging their years of experience developing scaled deployments of AI servers and networks. We believe the overwhelming unmet demand for power and computing space in the AI field will allow Soluna to transform its super low-cost computing infrastructure to meet AI’s exponentially growing needs. Soluna’s data centers and proprietary MaestroOS software have been designed for this opportunity since inception. As Soluna converts its asset base to be AI-centric, it expects to offer its AI customers purpose-built facilities powered by renewable energy at groundbreaking costs.

Project Kati

The Kati Project is a new 166 MW Soluna modular data center co-located with a 300 MW wind farm in Texas. On June 20, 2023, the Company announced the signing of a term sheet with a leading renewable energy development company based in the United States. Project Kati continues the development process, progressing through the first of three required ERCOT interconnection studies in the planning phase.

We have begun negotiating the power purchase agreements, land leases and other material project documents with the wind farm company. In addition, we have selected a qualified scheduling entity for the project. A request-for-proposal for long lead electrical equipment was launched and key infrastructure partners are being evaluated.

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

Recent Developments and Trends

On October 11, 2023, the Company filed a Certificate of Change effecting a reverse stock split as of 5:00 p.m. Eastern Standard Time on October 13, 2023 with a ratio of 1-for-25 (the “Reverse Split”). The Company’s common stock began trading on a post-split basis under the Company’s existing trading symbol, “SLNH,” when the market opened on October 16, 2023.

As a result of the Reverse Split, every 25 shares of the Company’s issued and outstanding common stock prior to the Reverse Split will automatically be converted into one new share of common stock, without any change in the par value per share. The Reverse Split reduced the number of shares of common stock issued and outstanding from approximately 37.3 million to approximately 1.5 million. The Reverse Split did not change the number of shares of common stock authorized for issuance. No fractional shares were outstanding following the Reverse Split. Any holder received a fractional share of common stock was automatically entitled to receive an additional fraction of a share of common stock to round up to the next whole share.

Consolidated Results of Operations

Consolidated Results of Operations for the Three and Nine Months Ended September 30, 2023 Compared to the Three and Nine Months Ended September 30, 2022.

The following table summarizes changes in the various components of our net loss during the three months ended September 30, 2023 compared to the three months ended September 30, 2022.

(Dollars in thousands)	Three Months Ended September 30 2023	Three Months Ended September 30, 2022	$ Change	% Change
Cryptocurrency mining revenue	$1,786	5,387	(3,601)	(67)%
Data hosting revenue	4,011	985	3,026	307%
Operating costs and expenses:
Cost of cryptocurrency mining revenue, exclusive of depreciation	1,040	4,100	(3,060)	(75)%
Cost of data hosting revenue, exclusive of depreciation	2,150	1,078	1,072	99%
Costs of revenue- depreciation	1,200	6,010	(4,810)	(80)%
General and administrative expenses, exclusive of depreciation and amortization	2,723	5,686	(2,963)	(52)%
Depreciation and amortization associated with general and administrative expenses	2,379	2,378	1	-%
Impairment on equity investment	-	750	(750)	(100)%
Impairment on fixed assets	41	28,086	(28,045)	(100)%
Operating loss	(3,736)	(41,716)	37,980	(91)%
Other (expense) income, net	(74)	2	(76)	(3,800)%
Interest expense	(495)	(1,671)	1,176	(70)%
Loss on sale of fixed assets	(373)	(988)	615	(62)%
Loss on debt extinguishment and revaluation, net	(769)	(12,317)	11,548	(94)%
Loss before income taxes from continuing operations	(5,447)	(56,690)	51,243	(90)%
Income tax (expense) benefit from continuing operations	(569)	547	(1,116)	(204)%
Net loss from continuing operations	(6,016)	(56,143)	50,127	(89)%
Loss before income taxes from discontinued operations	-	(21)	21	(100)%
Income tax benefit from discontinued operations	-	-	-	-%
Net loss from discontinued operations	-	(21)	21	(100)%
Net loss	(6,016)	(56,164)	50,148	(89)%
(Less) net (income) loss attributable to non-controlling interest	(646)	272	(918)	(338)%
Net loss attributable to Soluna Holdings, Inc.	$(6,662)	(55,892)	49,230	(88)%

The following table summarizes changes in the various components of our net loss during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

(Dollars in thousands)	Nine Months Ended September 30 2023	Nine Months Ended September 30, 2022	$ Change	% Change
Cryptocurrency mining revenue	$5,497	20,696	(15,199)	(73)%
Data hosting revenue	5,451	3,668	1,783	49%
Operating costs and expenses:
Cost of cryptocurrency mining revenue, exclusive of depreciation	4,451	11,092	(6,641)	(60)%
Cost of data hosting revenue, exclusive of depreciation	3,181	3,192	(11)	(-)%
Cost of revenue- depreciation	2,364	15,872	(13,508)	(85)%
General and administrative expenses, exclusive of depreciation and amortization	11,219	15,441	(4,222)	(27)%
Depreciation and amortization associated with general and administrative expenses	7,134	7,127	7	-%
Impairment on equity investment	-	750	(750)	(100)%
Impairment on fixed assets	418	28,836	(28,418)	(99)%
Operating loss	(17,819)	(57,946)	40,127	(69)%
Other (expense) income, net	(301)	2	(303)	(15,150)%
Interest expense	(2,355)	(7,856)	5,501	(70)%
Loss on sale of fixed assets	(404)	(2,606)	2,202	(84)%
Loss on debt extinguishment and revaluation, net	(2,350)	(12,317)	9,967	(81)%
Loss before income taxes from continuing operations	(23,229)	(80,723)	57,494	(71)%
Income tax benefit from continuing operations	524	1,344	(820)	(61)%
Net loss from continuing operations	(22,705)	(79,379)	56,674	(71)%
Income before income taxes from discontinued operations	-	7,681	(7,681)	(100)%
Income tax benefit from discontinued operations	-	70	(70)	(100)%
Net income from discontinued operations	-	7,751	(7,751)	(100)%
Net loss	(22,705)	(71,628)	48,923	(68)%
(Less) net loss attributable to non-controlling interest	206	272	(66)	(24)%
Net loss attributable to Soluna Holdings, Inc.	$(22,499)	(71,356)	48,857	(68)%

Cryptocurrency mining revenue: Cryptocurrency mining revenue consists of revenue recognized from SCI’s cryptocurrency mining operations.

Cryptocurrency mining revenue was approximately $1.8 million and $5.5 million for the three and nine months ended September 30, 2023 compared to $5.4 million and $20.7 million for the three and nine months ended September 30, 2022. We noted the significant decrease of approximately $3.6 million and $15.2 million mainly related to volume variances due to Project Marie operations being stopped in February 2023 in conjunction with the CCMA termination and NYDIG repossession of collateralized assets. The Company saw a $2.0 million and $7.8 million decline for the three and nine months ended September 30, 2023 due to Project Marie’s operations being ceased. In addition, the Company switched from a proprietary mining model at Project Sophie to data hosting in the middle of April 2023 with a 100% conversion to hosting by the end of September 2023. The switch to data hosting at Project Sophie created a $3.1 million and $8.0 million decrease in cryptocurrency mining revenue for the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022. Offsetting the decline in cryptocurrency mining revenue was the energization of miners at Soluna DV ComputeCo (“Dorothy 1B”) for approximately $1.7 million of revenue for the three and nine months ended September 30, 2023. The Company noted that the decrease was mainly affected by the number of machines being operated, however Bitcoin prices had fluctuated significantly between periods in which the average price of Bitcoin increased approximately 32% for the three months ended September 30, 2023 compared to three months ended September 30, 2022, whereas for the nine months ended September 30, 2023 the average Bitcoin price of Bitcoin had declined by approximately 17% compared to the nine months ended September 30, 2022.

Data hosting revenue: In August 2021, SCI began cryptocurrency hosting services in which SCI provides energized space and operating services to third-party mining companies who locate their mining hardware at one of SCI’s mining locations, in which they may receive a fee per miner installed, revenue share and if additional services are rendered, an additional service fee is charged to the outside parties. Data hosting revenue was approximately $4.0 million for the three months ended September 30, 2023 compared to $985 thousand for the three months ended September 30, 2022. Project Marie ceased operations in February 2023 causing a decline of approximately $984 thousand, however, this was offset in April 2023 when the Company switched from proprietary mining to data hosting at Project Sophie creating approximately $991 thousand in data hosting revenue. In addition, Dorothy 1A began energization in the second quarter of 2023, creating approximately $3.0 million in data hosting revenue, which is the significant driver in the increase in data hosting revenue. There was a significant increase of approximately $1.8 million in data hosting revenue for the nine months ended September 30, 2023 compared to September 30, 2022 primarily related energization of Project Dorothy 1A in the second quarter of 2023 creating approximately $3.5 million in data hosting revenue, in addition to Project Sophie switching from proprietary mining to data hosting in the second quarter of 2023, creating approximately a $1.7 million increase in data hosting revenue. The increase for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was offset with the shutdown of Project Marie operations in February 2023, as such, caused a decline in revenue of approximately $3.4 million for Project Marie.

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

Cost of cryptocurrency mining revenue, exclusive of depreciation costs was approximately $1.0 million and $4.5 million for the three and nine months ended September 30, 2023 compared to $4.1 million and $11.1 million for the three and nine months ended September 30, 2022, respectively, approximately a $3.1 and $6.6 million decrease. As noted above, due to a production volume decline from the ceasing of operations at Project Marie and switching to a data hosting model from a proprietary mining model at Project Sophie, offset with increases at Project Dorothy 1B due to energization in the third quarter of 2023, the Company saw significant declines between periods.

Cost of data hosting revenue, exclusive of depreciation: Cost of data hosting was approximately $2.2 million for the three months ended September 30, 2023 compared to $1.1 million for the three months ended September 30, 2022. This increase was due to factors noted above in which was mainly due to Project Dorothy 1A contributing approximately $1.8 million of data hosting costs, in which did not occur for the 3 months ended September 30, 2022. The increase of $1.8 million was offset by approximately $700 thousand due to hosting contract arrangement for the three months ended September 30, 2022 in which electricity costs were not pass-through costs, compared to the hosting contracts for the three months ended September 30, 2023 in which the electricity costs were pass through costs. In addition, the new contract at Project Sophie began in mid April 2023 and energization for Project Dorothy 1A begin in May 2023. Cost of data hosting revenue was approximately $3.2 million for the nine months ended September 30, 2023 and $3.2 million for the nine months ended September 30, 2022. Although the fluctuation remained consistent, there was an increase in costs at Project Dorothy 1A of approximately $2.3 million, offset as a direct result of Project Marie’s operations ceasing in February 2023, in which the hosting contract was also terminated at the same time. While the Company began data hosting operations at Project Sophie in mid April 2023, the energy costs noted within the recent hosting agreements were pass-through costs and lowered the costs of data hosting creating a $2.3 million decrease for Project Sophie and Marie for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022.

Cost of revenue- depreciation: Depreciation costs associated with cryptocurrency and data hosting revenue was approximately $1.2 million and $2.4 million for the three and nine months ended September 30, 2023 compared to $6.0 million and $15.9 million for the three and nine months ended September 30, 2022. The significant decline between the comparative periods related to a higher net book value in property, plant, and equipment as of September 30, 2022 of approximately $63.5 million compared to $45.9 million as of September 30, 2023. In fiscal year 2022, the Company impaired approximately $47.4 million of property, plant and equipment of which $28.1 was in the third quarter of fiscal year 2022 and $18.6 million was in the fourth quarter of fiscal year 2022, in which in turn resulted in lower net book value of property, plant and equipment as of September 30, 2023 and a decline in depreciation costs for the period. For the three months ended September 30, 2023, the Company has begun to invest more in capital expenditures in which they have more than tripled purchases compared to the first six months of fiscal year 2023, as such the Company expects to see depreciation costs to significantly increase the next several months.

General and administrative expenses, exclusive of depreciation and amortization: General and administrative expenses includes cash and non-cash compensation, benefits and related costs in support of our general corporate functions, including general management, finance and accounting, human resources, information technology, and legal services.

General and administrative expenses for the three months ended September 30, 2023 was approximately $2.7 million compared to $5.7 million for the three months ended September 30, 2022, a decrease of approximately $3.0 million or 52%. This decrease was mainly related to decreases to salaries, benefits, and other employee expenses, consulting and legal fees, insurance, other outside services, and stock-based compensation expenses.

Salaries, benefits, and other employee expenses decreased by approximately $589 thousand due to employee recruitment fees decreasing by approximately $75 thousand for the three months ended September 30, 2023 compared to three months ended September 30, 2022 as the Company was actively recruiting for new employees for the Company in fiscal year 2022, as well as reductions of $80 thousand in bonus expense for three months ended September 30, 2023, compared to the three months ended September 30, 2022. In addition, employee related expenses decreased approximately $94 thousand for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 as employees performed more traveling for events and site visits in the prior year compared to current year. Wages and salaries, including fringe benefits decreased by approximately $340 thousand due to reduction in personnel costs and headcount reduction of approximately 8 employees between the comparable periods.

Consulting, professional, and legal fees decreased by approximately $1.4 million for the three months ended September 30, 2023 compared to three months ended September 30, 2022. The main decrease in legal fees related to legal fees associated with Dorothy development agreements for Spring Lane, PPA and ERCOT that were incurred for the three months ended September 30, 2022 for an amount of approximately $780 thousand, in which were not incurred for the three months ended September 30, 2023. In addition, the Company incurred approximately $291 thousand more corporate legal expenses for the three months ended September 30, 2022 in relation to potential capital raising activities that did not occur compared to the three months ended September 30, 2023. The additional decrease in consulting fees and professional services of approximately were due to consulting fees for various complex accounting transactions were higher for the three months ended September 30, 2022 due to the accounting for the convertible Note Addendum agreements that occurred in July and September of 2022, finalization on the sale of MTII Instruments transaction and other valuations of approximately $280 thousand compared $65 thousand for valuations and other general consulting agreements for the three months ended September 30, 2023. In addition, there were additional nonrecurring consultant fees incurred for the three months ended September 30, 2022 of approximately $114 thousand for management, energy, and other general and market consulting fees that was not incurred for the three months ended September 30, 2023.

Other outside services decreased by approximately $166 thousand for the three months ended September 30, 2023 compared to the three months ended September 30, 2022, mainly due to non-recurring fees of approximately $140 thousand in expenses related to internal controls consultants and website design and development services of $42 thousand in which did not occur in 2023, offset with other outside development services.

Stock based compensation decreased by approximately $325 thousand for the three months ended September 30, 2023 compared to September 30, 2022, due to an acceleration of the Company’s grants and awards in May of 2023, causing a $93 thousand decrease between the three months ended September 30, 2023 compared to three months ended September 30, 2022 as those grants had been fully vested before July 1, 2023. In addition, there were grants forfeited for performance metrics not met as well as termed and deceased employees causing a decrease of approximately $206 thousand between the comparable periods. The remaining changes were not material.

General and administrative expenses for the nine months ended September 30, 2023 was approximately $11.2 million compared to $15.4 million for the nine months ended September 30, 2022, a decrease of approximately $4.2 million or 27%. This decrease was mainly related to decreased salaries, benefits, and other employee expenses, consulting and legal fees, other outside charges, and insurance expenses, offset with an increase in stock compensation expenses.

Salaries, benefits, and other employee expenses decreased by approximately $1.9 million due to employee recruitment fees decreased by approximately $378 thousand for the nine months ended September 30, 2023 compared to nine months ended September 30, 2022 as the Company was actively recruiting for new employees for the Company in fiscal year 2022, as well as a reduction in bonus expense of $597 thousand for nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. In addition, employee related expenses decreased approximately $228 thousand for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 as employees performed more traveling for events and site visits in the prior year compared to current year. Wages and salaries, including fringe benefits decreased by approximately $730 thousand due to differences in headcount between the comparable periods.

Consulting and legal fees decreased by approximately $1.6 million for the nine months ended September 30, 2023 compared to nine months ended September 30, 2022. The Company had higher legal fees for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2023, in relation to Dorothy development project agreements of Spring Lane, PPA and ERCOT that were incurred for the nine months ended September 30, 2022 were approximately $395 thousand higher than the nine months ended September 30, 2023, which were offset by approximately $190 thousand of higher expenses for the nine months ended September 30, 2023 for Navitas and other DV ComputeCo services in relation to Project Dorothy. In addition, the Company incurred approximately $493 thousand more in legal fees for the nine months ended September 30, 2022 in relation to potential capital raising activities that did not occur and other corporate related legal matters, in which were not incurred or material for the nine months ended September 30, 2023. The decrease in consulting fees and professional services were mainly due to higher consulting fees for various complex accounting transactions were higher for the nine months ended September 30, 2022 due to the accounting for the convertible debt addendums in July and September 2022, sale of MTII Instruments and the accounting for the asset acquisition transaction and other valuations by approximately $541 thousand compared to the nine months ended September 30, 2023. In addition, there were additional nonrecurring consultant fees incurred for the nine months ended September 30, 2022 of approximately $119 thousand for management, general and other market consulting fees that was not incurred for the nine months ended September 30, 2023. In addition, the Company incurred approximately $71 thousand more in temporary help fees for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2023.

Other outside services decreased by approximately $650 thousand for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022, due to reduced non-recurring expenses incurred during the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022. Those costs included property tax advisors, website developers, and ERCOT market support fees of $164 thousand that were one-time costs in 2022, as well as the Company cancelling services with two vendors that contributed $285 thousand of services in 2022, and $140 thousand in expenses related to internal controls consultants used for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2023. In addition, the Company paid out one final charge of $50 thousand to HEL to close out management and operating services.

Stock based compensation increased by approximately $357 thousand for the nine months ended September 30, 2023 compared to September 30, 2022 due to the acceleration of the Company’s grants and awards in May of 2023.

Depreciation and amortization associated with general and administrative expenses: Depreciation and amortization expense was comparable for the three and nine months ended September 30, 2023 and the three and nine months ended September 30, 2022 in which the balances totaled approximately $2.4 million and $7.1 million, respectively. The balances consist of amortization expense related to the strategic pipeline contract that was acquired in October 2021.

Impairment on Equity Investment: During the three and nine months ended September 30, 2022, the Company fully impaired the equity method investment of $750 thousand due to current projections with the equity investment in HEL.

Impairment on fixed assets: During the three months ended September 30, 2023, the Company had impairment charges of approximately $41 thousand in relation to miners that were classified as held for sale as of September 30, 2023 in which the Company adjusted the net book value to the market value of a recent sale in September of a similar miner. During the nine months ended September 30, 2023, the Company had impairment charges of approximately $418 thousand relating to impairment of approximately $166 thousand in power supply units (PSUs) at their Sophie location, $43 thousand for M31 miners in which were subsequently sold in April 2023, in which the Company wrote down the net book value to the subsequent sale price, $169 thousand of S19 miners to adjust to market value and the above $41 thousand related to miners held for sale. During the three and nine months ended September 30, 2022, the Company concluded that there were impairment indicators on property, plant and equipment associated with the S-9 and L3 miners in storage. As a result, a quantitative impairment analysis was required as of September 30, 2022. As such, the Company reassessed its estimates and forecasts as of September 30, 2022, to determine the fair values of the S-9 and L3 miners held in storage. As a result of the analysis, as of September 30, 2022, the Company concluded the carrying amount of the property, plant and equipment associated with the S-9 and L3 miners exceeded its fair value, which resulted in impairment charges of $1.1 million and $1.9 million for the three and nine months ended September 30, 2022. In addition, the Company assessed the active miners in operations and determined that based on Bitcoin pricing and other market factors, there has been a decline in the market value of the active miners in the Company’s operations. As a result, a quantitative impairment analysis was required as of September 30, 2022. It was determined based on the analysis, that the undiscounted cash flow with residual value was less than the net book value as of September 30, 2022, confirming the existence of a triggering event, and therefore required an impairment to be recognized. Based on the fair value of the active miners compared to the net book value, the Company determined that an impairment of approximately $26.9 million to be recognized for the three and nine months ended September 30, 2022 in relation to active miners in the prior year period.

Interest expense: Interest expense for the three months ended September 30, 2023, was $495 thousand which primarily related to mainly related to interest accrued on the Navitas loan of $85 thousand and interest on the NYDIG Financing Loan of approximately $405 thousand. Interest expense for the three months ended September 30, 2022 was $3.3 million and was primarily related to the $2.8 million of interest expense in relation to the convertible notes issued at the end of October 2021 and promissory notes issued in February and March of 2022, as well as $480 thousand in interest expenses related to the NYDIG financing in January. The Company did not incur amortization of warrants and debt discounts of the convertible notes for the three months ended September 30, 2023 due to the Second Amendment of the Convertible Notes as of May 2023 did not create any debt discount or warrant amortization.

Interest expense for the nine months ended September 30, 2023 was $2.4 million and related to default and continuing interest expense of the NYDIG loan of approximately $1.1 million, interest and other charges of approximately $220 thousand for the promissory notes issued in January and February of 2023, and interest on amortization of warrants for the convertible debt of approximately $475 thousand, as well as default interest charged through March 10, 2023 for the convertible holders of approximately $420 thousand. Interest expense for the nine months ended September 30, 2022 was $7.9 million and was primarily related to the $6.5 million of interest expense in relation to the convertible notes issued at the end of October 2021 and promissory notes issued in February and March of 2022, as well as $1.3 million in interest expenses related to the NYDIG financing in January. The amortization of warrants and debt discounts was at a higher value in the first nine months of 2022 by approximately $6.1 million, due to the value associated with the warrants from when the Company entered into the October Secured Note agreement in 2021, in which was subsequently amended in July and September of 2022, in which the Company needed to extinguish the original debt and establish a new fair value of debt, in which less amortization was associated.

Loss on debt extinguishment and revaluation: During the third quarter of fiscal year 2022, the Company entered into the Addendum and Addendum Amendment in the which per guidance in ASC 470 the October Secured Notes were treated as a debt extinguishment in our consolidated financial statements. The Company incurred a loss on the fair value valuation of approximately $12.3 million for the three and nine months ended September 30, 2022. On May 11, 2023, the Company entered into a new debt agreement with the convertible noteholders and issued new warrants, and with doing so, created a debt extinguishment and loss of $1.8 million, in which the main factor was the valuation of the new warrants. There was an additional $769 thousand valuation loss as of September 30, 2023 due to additional assumptions and assessments on the valuation with changes in annual volatility of the debt at quarter end, in addition to note conversions that occurred within the three months ended September 30, 2023. The Company notes for the nine months ended September 30, 2023, the Company had a net loss on debt extinguishment and revaluation of $2.4 million due to the extinguishment and revaluation noted above in the second and third quarter of fiscal 2023, offset with a gain of $473 thousand in the first quarter of fiscal 2023. See Note 8 for further details.

Loss (gain) on sale of fixed assets: For the three months ended September 30, 2023, the Company incurred a loss on sale of fixed assets of approximately $373 thousand in relation to the sale of miners for Project Sophie and sale of the remaining Project Marie fixed assets including the Tesseracks. For Project Sophie, the Company incurred a loss on sale of approximately $29 thousand in which was due to the shift at the site data hosting services compared to proprietary mining beginning in the second quarter of fiscal 2023, the Company was looking to sell all the miners at the site. The miners sold at the Sophie site were sold for proceeds of approximately $891 thousand in which had a net book value of $921 thousand. For Project Marie, the Company sold the Tesseracks and remaining assets for proceeds of $320 thousand in which included a note receivable of $240 thousand. In addition, the Company incurred a $251 thousand loss on sale of assets in relation to NYDIG collateral finalization in which the Company had to pay for expenses and legal fees in related to the disposition. For the nine months ended September 30, 2023, the Company incurred approximately a $404 thousand loss on sale of fixed assets mainly due the sale of fixed assets at Project Sophie and Marie noted above, in addition to $30 thousand loss on the sale of fixed assets in connection with the sale of their M20 and M21 miners in which contributed to a loss on sale of equipment of approximately $82 thousand in which they received proceeds of $213 thousand for their M20 and M21 miners, in which had a net book value of $295 thousand prior to the sale. There were additional proceeds of $36 thousand from sale on equipment in March 2023, in which resulted in a gain of approximately $3 thousand of scrap and other equipment. There was an additional gain of $48 thousand for the sale of the M30 miners with two customers, in which the Company sold the miners for a higher value than their current net book value for which they received proceeds of approximately $561 thousand in which the miners had a net book value of approximately $513 thousand. The Company incurred a $1.0 million and $2.6 million loss for the three and nine months ended September 30, 2022, respectively, in connection with the disposal and sale of miners and equipment with a net book value of approximately $3.3 million and $5.4 million for the three and nine months ended September 30, 2022, respectively, which the Company received net proceeds of $2.35 million and $2.8 million for the three and nine months ended September 30, 2022.

Other expense, net: For the three and nine months ended September 30, 2023, was approximately $74 thousand and $301 thousand, respectively. The main reason for the balance for the three months ended September 30, 2023 was due to a prepayment penalty of approximately $47 thousand in association with payoff of the notes payable that were entered in July 2023, as well as additional other expenses. For the nine months ended September 30, 2023, there was a $250 thousand expense in relation to an extension fee for the noteholders of the convertible debt when the 2nd Amendment was signed on May 11, 2023, in addition to the prepayment penalty for the notes payable in the third quarter of fiscal 2023. There were no material other expenses for the three and nine months ended September 30, 2022.

Income tax (expense) benefit: Income tax (expense) benefit for the three and nine months ended September 30, 2023 was an expense of $569 thousand and an income tax benefit of $524 thousand compared to an income tax benefit the three and nine months ended September 30, 2022 of $547 thousand and approximately $1.4 million. The balance for the three and nine months ended related to deferred tax amortization impact of acquiring an asset in a transaction that is not a business combination when the amount paid exceeds the tax basis on the acquisition date. As such, the Company is required to adjust the value of the strategic contract pipeline by approximately $10.9 million at inception date (October 29, 2021), in which was recorded as a deferred tax liability and this amount will be amortized over the life of the asset. For the three and nine months ended September 30, 2023 and 2022, the Company amortized $547 thousand and $1.6 million. For the three and nine months ended September 30, 2023, these amounts were offset with a timing difference due to significant increase for in-service capital assets for the three months ended September 30, 2023 which created an offset of approximately $1.1 million in deferred income tax expense. Income tax benefit from continuing operations for the three and nine months ended September 30, 2022 was $547 thousand and $1.3 million, respectively, which mainly related to the amortization of deferred tax liability for the strategic pipeline discussed above, offset by a $295 thousand deferred tax expense incurred in the second quarter of 2022 related to increasing the Company’s valuation allowance associated with the deferred tax asset.

Net Income from discontinued operations: The Company’s MTI Instruments business was reported as discontinued operations up to the date of the sale on April 11, 2022. Net income from discontinued operations for the three and nine months ended September 30, 2022 was $7.5 million and $7.8 million, respectively. This was primarily due to the $7.6 million gain on the sale reported in the second quarter of 2022 for MTI Instruments offset with sales and costs for the three and a half months of operations of MTI Instruments in fiscal year 2022. The Company sold MTI Instruments in fiscal year 2022 and did not incur any additional gains or costs for the three and nine months ended September 30, 2023.

Net (income) loss attributable to non-controlling interest: Net income attributable to non-controlling interest for the three months ended September 30, 2023 was $646 thousand. The three month net income balance in relation to non-controlling interest relates to Springlane’s 85% noncontrolling interest of the Net Profit in Soluna DVSL for approximately $759 thousand offset with Navitas 49% noncontrolling interest of the Net Loss of in Soluna DV ComputeCo of $111 thousand for the 3 months ended September 30, 2023. As the Company was generating revenue from energization at Project Dorothy, the Company began to see a shift from a net loss to profit within non-controlling interest. The Company notes that Springlane didn’t obtain any interest in DVSL until the third quarter of 2022 and Navitas didn’t obtain any interest in DV until the second quarter of 2023. For the three months ended September 30, 2022, the amount relates to Springlane’s 32.2% noncontrolling interest of the Net Loss in Soluna DVSL for the 3 months ended September 30, 2022 of $272 thousand. Net loss attributable to non-controlling interest for the nine months ended September 30, 2023 was $206 thousand. The $206 thousand net loss was attributable to a net loss in relation to the Company’s DVSL entity for $6 thousand and $200 thousand net loss in relation to the Company’s DV entity. For the first six months of fiscal 2023, DVSL was generating a non-controlling interest net loss, but with the energization at Dorothy 1A in effect beginning in the second quarter of 2023, the DVSL entity began to generate net profits, while DV was generating a net loss for the first four months of operations, but with energization beginning in the third quarter of fiscal 2023, the DV entity began to generate a net profit in non-controlling interest. Net loss attributable to non-controlling interest for the nine months ended September 30, 2022 was $272 thousand in relation to the Company’s DVSL entity.

Non-GAAP Measures

In addition to financial measures calculated in accordance U.S. generally accepted accounting principles (“GAAP”), we also use “Adjusted EBITDA.” Adjusted EBITDA is a non-GAAP financial measure defined as net income (loss) from continuing operations before interest, taxes, depreciation and amortization (“EDITDA”) adjusted to eliminate the effects of certain non-cash, non-recurring items, which do not reflect our ongoing strategic business operations. Management believes that Adjusted EBITDA results in a performance measurement that represents a key indicator of the Company’s business operations of cryptocurrency mining and data hosting.

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

Reconciliations of Adjusted EBITDA to net income from continuing operations, the most comparable GAAP financial metric, for historical periods are presented in the table below:

(Dollars in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net loss from continuing operations	$(6,016)	$(56,143)	$(22,705)	$(79,379)
Interest expense, net	495	1,671	2,355	7,856
Income tax expense (benefit) from continuing operations	569	(547)	(524)	(1,344)
Depreciation and amortization	3,579	8,388	9,498	22,999
EBITDA	(1,373)	(46,631)	(11,376)	(49,868)

Adjustments: Non-cash items

Stock-based compensation costs	595	890	3,709	2,869
Loss on sale of fixed assets	373	988	404	2,606
Impairment on equity investment	-	750	-	750
Impairment on fixed assets	41	28,086	418	28,836
Loss on debt extinguishment and revaluation, net	769	12,317	2,350	12,317
Adjusted EBITDA	$405	$(3,600)	$(4,495)	$(2,490)

Stock based compensation costs represented approximately $408 thousand non-cash restricted stock units and $187 thousand non-cash stock options for the three months ended September 30, 2023 to members of our Board of Directors and certain Company employees compared to non-cash restricted stock units of $690 thousand to members of our Board of Directors and certain Company employees for the three months ended September 30, 2022 and non-cash stock options of approximately $200 thousand for the three months ended September 30, 2022. Stock based compensation costs represented approximately $3.0 million non-cash restricted stock units and $720 thousand non-cash stock options for the nine months ended September 30, 2023 to members of our Board of Directors and certain Company employees compared to non-cash restricted stock units of approximately $2.0 million to members of our Board of Directors and certain Company employees for the nine months ended September 30, 2022 and non-cash stock options of approximately $765 thousand for the nine months ended September 30, 2022

Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table:

(Dollars in thousands)	Nine Months Ended or As of	Nine Months Ended or As of	Year Ended or As of
	September 30,	September 30,	December 31,
	2023	2022	2022
Cash	$5,625	$1,083	$1,136
Restricted cash	4,428	-	685
Working capital	(13,177)	(21,427)	(24,579)
Net loss from continuing operations	(22,705)	(79,379)	(107,016)
Net income from discontinued operations	-	7,751	7,921
Net cash (used in) provided by operating activities	(4,404)	(5,121)	(6,118)
Net cash provided by operating activities for discontinued operations	-	369	369
Purchase of property, plant and equipment	(12,534)	(61,867)	(63,684)
Cash dividends paid on preferred stock	-	(3,852)	(3,852)

The Company had a consolidated accumulated deficit of approximately $244.3 million as September 30, 2023. As of September 30, 2023, the Company had negative working capital of approximately $13.2 million, $12.2 million outstanding principal in notes payable that may be converted to common stock, a subsidiary of the Company that defaulted on equipment financing and has a current outstanding loan of $8.0 million, and a 2-year $2.05 million principal loan commitment to Navitas, The Company had outstanding commitments as of September 30, 2023, related to SCI for approximately $150 thousand in capital expenditures, and approximately $5.6 million of cash available to fund its operations.

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

As shown in the accompanying financial statements, the Company did not generate sufficient revenue to generate net income, a negative working capital, and has a cash used in operations position as of September 30, 2023. These factors, among others indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after issuance of these condensed unaudited financial statements as of September 30, 2023, or November 14, 2023.

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

Operating Activities

Net cash used in operations for continuing operations was approximately $4.4 million during the nine months ended September 30, 2023. The Company had a net loss for the nine months ended September 30, 2023 of $22.7 million. Non-cash items included $2.4 million of depreciation expense and approximately $7.1 million of amortization expenses, as well as amortization of deferred financing costs and discount on notes of approximately $748 thousand, $3.7 million of stock-based compensation expenses, and $2.4 million loss on debt extinguishment and revaluation, net. These non-cash items were offset with a deferred tax benefit of $524 thousand. The change in asset and liabilities of approximately $1.5 million related to increase in accrued expenses of $2.6 million in which related to increases in NYDIG loan, utility accruals, and security deposits, in addition to an increase of $1.3 million in other long term liabilities related to electricity deposits to Western Kentucky and Washington state, offset with an increase in accounts receivable of $1.6 million in relation to performing further hosting services as of September 30, 2023. The other changes in assets and liabilities were not material.

Net cash used in operating activities from continuing operations was approximately $5.1 million for the nine months ended September 30, 2022. Cash was used in operations by a net loss from continuing operations of $79.4 million, less non-cash items of $75.9 million, consisting primarily of $23.0 million of amortization and depreciation expense for the year for the intangible asset acquired in 2021 and significant additions in fixed assets, approximately $2.8 million in stock-based compensation expense, $2.6 million in loss on sale of fixed assets, $28.8 million in impairment of fixed assets, $750 thousand for impairment on equity investment, $12.3 million on loss on debt extinguishment and revaluation, and $6.7 million for amortization of deferred financing costs and discount on notes payables issued during the year, offset with $1.3 million in deferred income tax benefits. The change in asset and liabilities of $1.6 million consisted primarily of an increase in accounts receivable of $1.5 million, with other incremental adjustments for the other asset and liability accounts.

Investing Activities

Net cash used in investing activities during the nine months ended September 30, 2023 was approximately $10.1 million consisting mainly of capital expenditures of $12.5 million, less cash proceeds from sale of equipment of $2.3 million.

Net cash used in investing activities from continuing operations during the nine months ended September 30, 2022 was approximately $53.0 million compared to 23.3 million for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, we had $61.9 million worth of capital expenditures, less a net change in deposits and credits on equipment of $6.4 million, and $2.5 million in proceeds from the sale of equipment. For the nine months ended September 30, 2021, we had $17.6 million in capital expenditures and $5.6 million additions for net change in deposits on equipment.

Financing Activities

Net cash provided by financing activities was approximately $22.8 million during the nine months ended September 30, 2023, which consisted of cash contributions for non-controlling interest of approximately $19.7 million. The Company also received net proceeds of approximately $817 thousand from the subsequent SPA offerings, in addition to proceeds from debt issuances of $3.1 million less debt payment costs of $510 thousand and $350 thousand for payment on the Company’s line of credit.

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

Debt

On September 15, 2021, the Company entered into a $1.0 million unsecured line of credit with KeyBank National Association (“KeyBank”), that will, among other things, allow the Company to request loans and to use the proceeds of such loans for working capital and other general corporate purposes (the “KeyBank facility”). The line of credit bears interest at a rate of Prime + 0.75% per annum. Accrued interest is due monthly and principal is due in full following KeyBank’s demand. As of January 1, 2022, the entire line of credit of $1.0 million was drawn and outstanding. As of September 30, 2023, the entire original $1.0 million outstanding balance has been paid down, and the Company did not have an outstanding balance as of September 30, 2023. The Company does not plan to draw down on the line of credit in the foreseeable future. In addition, future drawdowns may require pre-approval by KeyBank.

On October 25, 2021, the Company issued to certain institutional investors secured convertible notes in the aggregate principal amount of approximately $16.3 million for an aggregate purchase price of $15.0 million. The notes are convertible, subject to certain conditions, at any time at the option of the investors, into an aggregate of 71,043 shares of the Company’s common stock. On July 19, 2022, the Company entered into the Addendum with the Noteholders to amend the terms the October Secured Notes. Pursuant to the Addendum, a portion of the October Secured Notes would be converted and may be redeemed in three tranches, with each tranche of $1,100,000 required to be converted into common stock in each case at the then in effect conversion price of the October Secured Notes, with such price, prior to each conversion, to be reduced (but not increased) to a 20% discount to the 5-day VWAP of the Company’s common stock. In addition, the Noteholders may require the Company to redeem up to $2,200,000 worth of October Secured Notes in connection with each tranche at a rate of $1.20 for every $1.00 owed, less the amount of October Secured Notes converted during such tranche, not including the required conversion amount if the Noteholders are unable to convert out of such amount of the October Secured Notes in each tranche. The Company is also required to deposit up to $1,950,000 in an escrow account in connection with each tranche to satisfy any redemptions, except with respect to the first tranche as provided in the Addendum Amendment. The Addendum also provides the right for the Company to pause the commencement of the conversion of the second and third tranches each for 45 days in the event the Company pursues an equity financing. Since inception, the Company has converted down approximately $3.8 million on the convertible debt. On September 13, 2022, the Company entered into the Addendum Amendment with the Noteholders to amend the terms to extend the maturity date to April 25, 2023, and increase the principal amount of the October Secured Notes by approximately $520 thousand for a total outstanding principal amount of approximately $13 million. The events of default stated in the Notice of Acceleration and Repossession defined below with NYDIG constituted a cross-default under the terms of secured convertible notes issued to the Noteholders. In addition to such cross-default, the failure of the Company pursuant to the Addendum dated as of July 19, 2022, to escrow an aggregate amount of $950,000 for the benefit of the Noteholders by December 21, 2022, constitutes an event of default under the Notes. Due to the defaults noted, the Company did not enter into the second and third tranche of conversions. As such, beginning on November 30, 2022, the Company had been accruing interest of 18% per annum on the outstanding principal amount due to the default. On March 10, 2023, the Company entered into a Second Addendum Amendment with the Noteholders, in which the Company paid approximately $617 thousand through the Company’s restricted escrow accounts and contemporaneously with the payment, the Noteholders waived all existing events of default arising under the convertible notes. On May 11, 2023, the Company entered into the Second Amendment with the Noteholders in which increased the principal outstanding balance to approximately $13.3 million and extending the maturity date to July 2024. The Noteholders have converted approximately $1.05 million between May 11th to September 30, 2023, reducing the principal balance to approximately $12.2 million as of September 30, 2023.

On January 14, 2022, the Company effected an initial drawdown under the Master Equipment Finance Agreement with NYDIG in the aggregate principal amount of approximately $4.6 million that bore interest at 14%. On January 26, 2022, the Company had a subsequent drawdown of $9.6 million. On December 20, 2022, Soluna MC Borrowing 2021-1 LLC (“Borrower”) received a Notice of Acceleration and Repossession (the “NYDIG Notice”) from NYDIG with respect to the Master Agreement, by and between Borrower and NYDIG. The obligations of Borrower under the Master Agreement and reflected in the NYDIG Notice are ring-fenced to Borrower and its direct parent company, Soluna MC LLC. The Company is not a party to any guaranty, collateral agreement or other support agreement with or for the benefit of NYDIG. As such, the principal balance of $10.5 million as of December 31, 2022 became due immediately and the Borrower shall bear interest, at a rate per annum equal to 2.0% plus the rate per annum otherwise applicable to such obligations set forth in the Master Agreement. On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, and repossessed the collateralized assets that totaled approximately $3.4 million, in which approximately $560 thousand was first used to pay off accrued interest and penalty to date. On September 5, 2023, NYDIG provided a letter finalizing the accounting for the repossessed collateralized assets totaling proceeds of approximately $3.4 million. This included legal and other expenses associated with the sale of the assets net a modest gain on the estimated net book value of the assets totaling $251 thousand that was expensed as a loss on disposition of assets for the three months ended September 30, 2023. The Company noted a difference of approximately $500 thousand in the ending principle, interest and penalties balance as of August 3, 2023 valuation date indicated in the letter, which the Company is currently disputing. As of September 30, 2023, the Company has an outstanding loan balance of approximately $8.0 million and an outstanding accrued interest and penalties of approximately $810 thousand.

On May 9, 2023, Soluna DV ComputeCo, LLC and Navitas West Texas Investments SPV, LLC entered into a 2-year Loan Agreement for $2,050,000. The unpaid principal balance of the Term Loan shall bear interest at per annum rate equal to 15%. As of September 30, 2023, the Company has accrued approximately $122 thousand in interest expense, and the entire principal balance remains outstanding.

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

Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. Any statements contained in this Form 10-Q that are not statements of historical fact may be forward-looking statements. When we use the words “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” “should,” “could,” “may,” “will” and similar words or phrases, we are identifying forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding:

●	management’s strategy and planned initiatives, including anticipated growth;
●	future capital expenditures;
●	the extent to which the sources of renewable power on which we rely are subject to curtailment, which affects their willingness to supply us with power;
●	our ability to develop and utilize new products and technologies that address the needs of our customers;
●	our realization of income tax benefits in future years;
●	expected funding of future cash expenditures;
●	our expectations with respect to pending legal proceedings;
●	our expected operations and any adverse impacts on our business, operating results and financial condition;
●	failure of our strategic alliances to achieve their objectives or perform as contemplated and the risk of cancellation or early termination of such alliance by either party
●	our expectations regarding increases in certain general and administrative expenses;
●	general economic conditions and the uncertainty of the U.S. and global economy;
●	anticipated cryptocurrency mining facility plans and operations;
●	fluctuating valuations of cryptocurrency; and
●	other factors discussed under the heading “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

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

Our revenues are directly impacted by changes in the market value of Bitcoin. For example, the average Bitcoin price for 2020 and 2021 was $11,057 and $47,385, respectively. Bitcoin price generally declined throughout 2022. As of December 31, 2022, the price of Bitcoin was $16,526. We noted that the price of Bitcoin has increased for a nine month period from $16,526 to $26,967 as of September 30, 2023, however declined for a three month period of $30,477 from June 30, 2023 to $26,967 as of September 30, 2023. Furthermore, block rewards are fixed, and the Bitcoin network is designed to periodically reduce them through halving. Currently the block rewards are fixed at 6.25 Bitcoin per block, and it is estimated that it will halve again to 3.125 Bitcoin in April 2024. The halving events happen without any regard to ongoing demand, meaning that if the ongoing demand remains the same after a halving event, whatever demand was being met by new supply will be restricted, which may necessitate an adjustment of the price of Bitcoin, though there is no definitive evidence of a causal link between Bitcoin’s programmatic decrease in supply and broadening demand. Once the halving occurs, we expect that it could have a negative impact on our revenues as the reward for each Bitcoin mines will be reduced.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of SHI’s disclosure controls and procedures as of September 30, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission’s (the “SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of September 30, 2023, our Chief Executive Officer and our Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

(b) Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

NYDIG filed a complaint against Soluna MC Borrowing 2021-1 LLC (“Borrower”) and Soluna MC LLC (“Guarantor”, and together with Borrower, “NYDIG Defendants”) in Marshall Circuit Court of the Commonwealth of Kentucky on December 29, 2022 regarding a series of loans made by NYDIG to Borrower pursuant to a master equipment finance agreement that were secured by certain assets of Borrower and guaranteed by Guarantor pursuant to a written guaranty agreement executed by Guarantor. The Court issued on February 15, 2023, an agreed order granting NYDIG’s motion for writ of possession which, among other things, ordered parties to provide NYDIG access to the collateral described therein and preserved the rights of NYDIG to pursue a deficiency judgment against the NYDIG Defendants. Also on February 15, 2023, the NYDIG Defendants filed their answer and affirmative defenses in this proceeding. The NYDIG Defendants believe that NYDIG has liquidated some of the collateral securing the loans and anticipate that NYDIG will complete the liquidation of collateral and continue to prosecute the complaint to obtain a judgment against the NYDIG Defendants. Additionally, NYDIG has stated its intention to pursue SCI, the parent company of Guarantor, under a piercing of the corporate veil claim relating to NYDIG Defendants’ debts and liabilities under the loan documents. SCI denies any such liability and has filed a complaint for a declaratory judgment against NYDIG in the Eighth Judicial District Court in Clark County, Nevada on March 16, 2023, seeking a declaratory judgment as to such matter. NYDIG filed a motion to dismiss in response to SCI’s declaratory judgment complaint on April 13, 2023. SCI filed a response in opposition to NYDIG’s motion to dismiss on April 27, 2023. The court heard oral arguments on May 16, 2023. On June 22, 2023, the court issued an order granting NYDIG’s motion to dismiss, on the basis that the case was not ripe for decision, without prejudice. SCI intends to continue to vigorously defend any allegations regarding liability on account of NYDIG Defendants’ debts and liabilities to NYDIG under their loan documents and intends to refile a declaratory judgment complaint against NYDIG.

On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, and repossessed the collateralized assets that totaled approximately $3.4 million, in which approximately $560 thousand was first used to pay off accrued interest and penalty to date. On September 5, 2023, NYDIG provided a letter finalizing the accounting for the repossessed collateralized assets totaling proceeds of approximately $3.4 million. This included legal and other expenses associated with the sale of the assets net a modest gain on the estimated net book value of the assets totaling $251 thousand that was expensed as a loss on disposition of assets for the three months ended September 30, 2023. The NYDIG Defendants noted a difference of approximately $500 thousand in the ending principle, interest and penalties balance as of August 3, 2023 valuation date indicated in the letter, which the NYDIG Defendants are currently disputing.

In September 2023, Atlas Technology Group LLC (“Atlas”) filed a complaint against Soluna MC LLC (formerly EcoChain Block LLC) (“Soluna MC”), Soluna Computing, Inc., and Soluna Holdings, Inc. (collectively, the “Atlas Defendants”) in the Supreme Court of the State of New York, County of New York regarding a co-location services agreement between Soluna MC and Atlas.  Atlas alleges that the termination of such agreement by Soluna MC was a breach and asserts various claims, including breach of contract and the return of pre-paid fees. The claim requests a judgement against the Atlas Defendants for the return of pre-paid fees of approximately $464 thousand and additional damages to be determined at trial of not less than $7.9 million, and reimbursement of costs including legal fees and other costs. The complaint also contains references to alter ego liability and piercing the corporate veil.  The Atlas Defendants believes they have substantial factual and legal defenses to these claims and intend to defend the claims vigorously.

The referenced pre-paid fees of approximately $464 thousand have been reported in previous filings on Soluna MC’s balance sheet. No reserves have been established for any other claims asserted in such complaint.

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

Our failure to meet the continued listing requirements of the Nasdaq could result in a delisting of our securities.

On October 13, 2023, we effected a 1-for-25 Reverse Stock Split of the Common Stock, in order to increase the per share market price of the Common Stock to meet the minimum per share price requirement for continued listing on Nasdaq, and on October 30, 2023, we received a notice of compliance from NASDAQ. However, there can be no assurance that we will be able to continue to comply with NASDAQ’s minimum per share price requirement or other continued listing standards in the future. If we fail to satisfy the continued listing requirements of NASDAQ, NASDAQ may take steps to delist our securities. In the event the Common Stock is delisted from NASDAQ, such a delisting would likely have a negative effect on the price of our securities, including the Common Stock, and would impair your ability to sell or purchase our securities when you wish to do so. In addition, in the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow any of our securities to become listed again, stabilize the market price or improve the liquidity of our securities or prevent future non-compliance with NASDAQ’s listing requirements.

Additionally, if our securities are not listed on, or become delisted from, NASDAQ for any reason, and are quoted on the OTC Bulletin Board, an inter-dealer automated quotation system for equity securities that is not a national securities exchange, the liquidity and price of our securities may be more limited than if it were quoted or listed on NASDAQ or another national securities exchange. You may be unable to sell your securities unless a market can be established or sustained.

If an active, liquid public trading market for the Common Stock does not develop or is not maintained, we may be limited in our ability to raise capital by selling shares of Common Stock and our ability to acquire other companies or assets by using shares of Common Stock or other SHI securities as consideration.

The ultimate effect of the Reverse Stock Split on the market price of our Common Stock cannot be predicted with any certainty and may decrease the liquidity of our Common Stock and magnify any decrease in our overall market capitalization.

The ultimate effect of the Reverse Stock Split on the market price of our Common Stock cannot be predicted with any certainty, and we cannot assure you that the Reverse Stock Split will result in any or all of the expected benefits for any meaningful period of time, or at all. While we expect that the reduction in the number of outstanding shares of Common Stock will proportionally increase the market price of our Common Stock, we cannot assure you that the Reverse Stock Split will increase the market price of our Common Stock by a multiple of the Reverse Stock Split ratio or result in any permanent or sustained increase in the market price of our Common Stock. The market price of our Common Stock depends on multiple factors, many of which are unrelated to the number of shares outstanding, including our business and financial performance, general market conditions and prospects for future success, any of which could have a counteracting effect to the Reverse Stock Split on the per share price.

In addition, the Reverse Stock Split also reduced the total number of outstanding shares of Common Stock, which may lead to reduced trading and a smaller number of market makers for our Common Stock. As a result of a lower number of shares outstanding, the market for our Common Stock may also become more volatile.

Finally, the decline in the per share price of our Common Stock and the decline in our overall market capitalization may be greater following the Reverse Stock Split than would have occurred in the absence of a Reverse Stock Split. Any reduction in our market capitalization may be magnified as a result of the smaller number of total shares of Common Stock outstanding following the Reverse Stock Split.

Risk of price of Bitcoin and other cryptocurrency markets could have a negative impact for Data Hosting customer with a Profit-Sharing agreement.

The Company has a contract with a customer included within Data Hosting revenue.  The contract states a Profit-Sharing aspect in which the Company will share in any net profits earned, or in the event that the customer experiences negative net profits (i.e., a loss), the customer shall split the loss derived from the operations in connection with the venture outlined in contract in the ratio of fifty percent (50%) to the Company and fifty percent (50%) to the customer.  The Company bears the risk that if the mined revenue doesn’t exceed the costs, the Company could bear net losses for hosting with the customer.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On October 10, 2023, the Company effectively issued 39,600 shares of common stock to HEL at a price basis of $5.00 per share in relation to conditions being met within the Merger Agreement in relation to energization and retention of employees. The shares were issued in reliance upon an exemption pursuant to Section 4(a)(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities

None

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated August 11, 2021 by and among Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, SCI Merger Sub, Inc., and Soluna Callisto Holdings, Inc., formerly known as Soluna Computing, Inc. (incorporated by reference from Exhibit 2.1 of the Company’s Form 8-K Report filed August 12, 2021).
3.1	Certificate of Change dated October 11, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K Report filed October 17, 2023)
4.17	Form of A Warrant dated May 11, 2023 (incorporated by reference to Exhibit 4.17 to the Quarterly Report on Form 10-Q filed on May 15, 2023 (the “First Quarter 2023 Form 10-Q))
4.18	Form of B Warrant dated May 11, 2023 (incorporated by reference to Exhibit 4.18 to the First Quarter Form 10-Q)
4.19	Form of Pre-Funded Warrant issued to the holder of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.19 to the Second Quarter Form 10-Q)
10.70	Second Amended Agreement dated May 11, 2023 (incorporated by reference to Exhibit 10.70 to the First Quarter Form 10-Q)
10.71	Contribution Agreement by and among Navitas West Texas Investments, SPV, LLC, Soluna Computing, Inc., and Soluna DV ComputeCo, LLC dated as May 9, 2023 (incorporated by reference to Exhibit 10.71 to the First Quarter Form 10-Q)
10.72	Amended and Restated Limited Liability Company Agreement of Soluna DV ComputeCo, LLC dated as May 9, 2023 (incorporated by reference to Exhibit 10.72 to the First Quarter Form 10-Q)
10.73	Loan and Security Agreement Soluna DV ComputeCo, LLC and Navitas West Texas Investments, SPV, LLC dated as of May 9, 2023 (incorporated by reference to Exhibit 10.73 to the First Quarter Form 10-Q)
10.74	Amended and Restated 2023 Stock Incentive Plan ((incorporated by reference to Appendix B to the definitive proxy statement filed on May 30, 2023)
10.75	Dividend Payment Agreement with the holder of the Series B Preferred Stock (incorporated by reference to Exhibit 10.75 to the Second Quarter Form 10-Q)
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text and including detailed tags: (i) Condensed Consolidated Balance Sheets at September 30, 2023 and December 31, 2022; (ii) Condensed Consolidated Statements of Operations for the Three and Nine Months Ended September 30, 2023 and 2022; (iii) Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2023 and 2022; and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Soluna Holdings, Inc.

Date: November 14, 2023	By:	/s/ John Belizaire
John Belizaire Chief Executive Officer

	By:	/s/ David Michaels
David Michaels Chief Financial Officer

