Form 10-K
period 2023-12-31
Soluna Holdings, Inc
filed 2024-04-01
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2023 (based on the closing price of $5.00 per share on the Nasdaq Stock Market LLC for that date) was $5,009,308.

As of March 28, 2024, the Registrant had 2,841,490 shares of common stock outstanding.

Documents incorporated by reference: Portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Glossary of Abbreviations and Acronyms for Selected References

The following list defines various abbreviations and acronyms used throughout this report, including the Business Section, the Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Consolidated Financial Statements, the Notes to Consolidated Financial Statements and the Financial Statement Schedules.

This glossary covers essential terms related to Bitcoin mining, high-performance computing, Artificial Intelligence (“AI”) and related fields, providing valuable context for readers of the Form10-K. A number of cross-references to additional information included throughout this Annual Report on Form 10-K are also utilized throughout this report, to assist readers seeking additional information related to a particular subject.

1. Artificial Intelligence (“AI”): The simulation of human intelligence processes by machines, especially computer systems. These processes include learning (the acquisition of information and rules for using the information), reasoning (using rules to reach approximate or definite conclusions), and self-correction. AI applications include expert systems, natural language processing, speech recognition, and machine vision.

2. Bitcoin: A decentralized digital currency created in 2009 by an unknown person or group of people using the name Satoshi Nakamoto. It operates on a peer-to-peer network, allowing direct transactions without intermediaries. Transactions are verified by network nodes through cryptography and recorded on a publicly distributed ledger called a blockchain.

3. Bitcoin Halving: An event occurring approximately every four years where the reward for mining new Bitcoin blocks is halved. This reduces the number of new Bitcoins generated by miners, impacting their profitability and potentially affecting Bitcoin’s value. It’s part of Bitcoin’s deflationary monetary policy, designed to control supply.

4. Bitcoin Mining: The process of adding new transactions to the Bitcoin blockchain. It involves solving complex cryptographic puzzles to discover a new block, rewarding miners with transaction fees and newly created Bitcoins. This process secures and verifies transactions on the network.

5. Curtailment (“Curtailed” or “Curtailments”): In energy management, the reduction in electrical power supply by power plants to balance the grid or avoid excess generation. In Bitcoin mining or other computing activities, curtailment — pausing computing activities and related energy usage — can occur during peak demand periods or insufficient energy supply.

6. Data Center Colocation: A service where businesses can be provided with services and infrastructure such as electrical power and network connectivity for servers and other computing hardware at a third-party provider’s data center. This arrangement allows for cost savings, better infrastructure, and enhanced security compared to private data centers.

7. Electric Reliability Council of Texas (“ERCOT”): An independent system operator that manages the flow of electric power to more than 26 million Texas customers, representing about 90 percent of the state’s electric load. ERCOT schedules power on an electric grid that connects more than 46,500 miles of transmission lines and over 680 generation units.

8. Exahash (“EH/s”): A unit of computational power equal to one quintillion (10^18) hashes per second. It is used to measure the hashrate of the most powerful cryptocurrency mining equipment and the overall computational power of the Bitcoin network.

9. Generative AI: Artificial intelligence that can generate new content, such as text, images, or music, based on its training data. It learns from vast amounts of data to create outputs that mimic original human-generated content, often used in creative and analytical applications.

10. Gigawatt (“GW”): A unit of power equal to one billion watts. Often used to measure the capacity of large power plants or the power usage of large operations like data centers and industrial complexes.

11. Grid Demand Response Services: Services provided to support the basic services of generating and delivering electricity to the grid. They help maintain power quality, reliability, and efficiency. In the context of Bitcoin mining, the use of mining facilities to provide grid stabilization services is an emerging concept.

12. Hashprice: The revenue a miner earns for each unit of computational power (hash) over a specific period. It is influenced by factors such as the price of Bitcoin, network difficulty, and transaction fees. A higher hashprice means more profitability for miners.

13. Hashrate: The measure of computational power per second used in cryptocurrency mining. It indicates the number of hash function computations per second by a miner’s hardware, with higher hashrates implying greater efficiency and network security.

14. High Performance Computing (“HPC”): The use of supercomputers and parallel processing techniques for solving complex computational problems. HPC is used in fields such as scientific research, simulation, and large-scale data analysis.

15. Joules: A unit of energy in the International System of Units (SI). One joule is the energy transferred when one watt of power is exerted for one second. In Bitcoin mining, energy efficiency is often measured in joules per hash.

16. Large Language Models (LLMs): Advanced AI models designed to understand, generate, and respond to human language in a way that mimics human-like understanding. They are trained on vast datasets and can perform a variety of language-based tasks, such as translation, summarization, and question-answering.

17. Machine Learning: A subset of artificial intelligence involving the creation of algorithms that can learn and make decisions or predictions based on data. It enables computers to improve their performance on a specific task with experience and data, without being explicitly programmed.

18. Megawatts (“MW”): A unit of power measurement equivalent to one million watts. Used to measure the electrical power consumption of large operations like data centers and Bitcoin mining rigs.

19. Mining Pool: A group of cryptocurrency miners who combine their computational resources over a network to increase their chances of finding a block and receiving rewards. The rewards are then divided among the pool participants, proportional to the amount of hashing power each contributed.

20. Petahash (“PH/s”): A unit of computational power equal to one quadrillion (10^15) hashes per second. It is used to measure the hashrate of extremely powerful cryptocurrency mining equipment.

21. Power Usage Effectiveness (“PUE”): A ratio that describes how efficiently a computer data center uses energy; specifically, how much energy is used by the computing equipment (in contrast to cooling and other overhead that supports the equipment).

22. Terahash (“TH/s”): A unit of computational power equal to one trillion (10^12) hashes per second. It’s a common measure of the performance of cryptocurrency mining hardware, with higher terahash rates indicating more powerful equipment.

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

By their nature, forward-looking statements involve numerous assumptions, inherent risks and uncertainties, both general and specific, which contribute to the possibility that the predicted outcomes may not occur or may be delayed. Forward-looking statements may relate to future financial conditions, results of operations, plans, objectives, performance or business developments. These statements speak only as of the date they are made and are based on information currently available and on the then current expectations and assumptions concerning future events, which are subject to a number of known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements to be materially different from that which was expressed or implied by such forward-looking statements, including, but not limited to, risks and uncertainties related to:

●	the availability of financing opportunities, risks associated with economic conditions, dependence on management and conflicts of interest;

●	the ability to service debt obligations and maintain flexibility in respect of debt covenants;

●	economic dependence on regulated terms of service and electricity rates;

●	the speculative and competitive nature of the technology sector;

●	ability of the Company to attract and retain hosted customers for its hosting operations;

●	dependency in continued growth in blockchain and cryptocurrency usage;

●	lawsuits and other legal proceedings and challenges;

●	conflict of interests with directors and management;

●	government regulations;

●	The ability of the Company to construct and complete the anticipated expansion of our data centers; and

●	other factors beyond the Company’s control.

Other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking information include, among others, risks relating to: the Company’s limited operating history; future capital needs and uncertainty of additional financing; share price fluctuations; the need for the Company to manage its planned growth and expansion; cybersecurity threats and hacking; possibility of cessation of monetization of cryptocurrencies; limited history of de-centralized financial system; technological obsolescence and difficulty in obtaining hardware; price volatility of cryptocurrencies; the April 2024 and any future Bitcoin halving events cryptocurrency network difficulty and impact of increased global computing power; economic dependence on regulated terms of service and electricity rates risks; future profits/losses and production revenues/expenses; cryptocurrency exchanges are new and mostly unregulated; discretion regarding by the Company of available funds; political and regulatory risk; permits and licenses; server failures; global financial conditions; tax consequences; environmental regulations; environmental liability; erroneous transactions and human error; the continued development of existing and planned facilities; risks of non-availability of insurance; competition; reliance on key personnel; credit risk; uncertainty of widespread use of cryptocurrency; interest rate risk; fluctuations in currency exchange rates; and controlling shareholder risk. Particular factors which could impact future results of the business of the Company include but are not limited to: the construction and operation of blockchain infrastructure may not occur as currently planned, or at all; expansion may not materialize as currently anticipated, or at all; the digital currency market; the ability to successfully mine digital currency; revenue may not increase as currently anticipated, or at all; it may not be possible to profitably liquidate the current digital currency inventory, or at all; a decline in digital currency prices may have a significant negative impact on operations; the volatility of digital currency prices; the anticipated sustainability of the renewable energy on which the Company depends at economical prices for the purposes of cryptocurrency mining; the ability to complete current and future financings; any regulations or laws that will prevent the Company from operating its business; historical prices of digital currencies and the ability to mine digital currencies that will be consistent with historical prices.

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

PART I

Item 1: Business

Unless the context requires otherwise in this Annual Report on Form 10-K (“Annual Report”), the terms “SHI,”, “Soluna,” the “Company,” “we,” “us,” and “our” refer to Soluna Holdings, Inc. together with its consolidated subsidiaries, “SCI” refers to Soluna Computing, Inc., formerly known as EcoChain, Inc. Other trademarks, trade names, and service marks used in this Annual Report on Form 10-K are the property of their respective owners.

Overview and Recent Developments

We are a digital infrastructure company specializing in transforming surplus renewable energy into computing resources. Our modular data centers can co-locate with wind, solar, or hydroelectric power plants and support compute intensive applications including Bitcoin Mining, Generative AI, and Scientific Computing. This pioneering approach to data centers helps energize a greener grid while delivering cost-effective and sustainable computing solutions.

Our mission is to make renewable energy a global superpower using computing as a catalyst.

SHI through its subsidiaries operates across several business divisions:

●	Bitcoin Mining [current] – we collaborate with project-level financial partners to mine Bitcoin at our proprietary data centers.
●	Bitcoin Hosting [current] – we offer data hosting services at our proprietary data centers to prominent Bitcoin Mining companies.
●	Demand Response Services [current] – we utilize our data centers to deliver demand response services to grid operators.

In addition to the services listed above, the Company plans to operate in the following business division:

●	AI Cloud Services [future] – we plan to utilize our data centers to provide specialized AI Cloud and colocation services to companies seeking to train large language models, tune existing AI models, and deploy advanced AI-powered applications for the enterprise.

Operations and Project Pipeline

We currently operate 75 MW of facilities across two locations. We have another 216 MW of facilities in development or near shovel ready in the United States. In addition, we have a 2 GW long term pipeline of renewable-energy powered projects. A summary of our pipeline, current and anticipated operating locations are as follows (as of December 31, 2023):

Project Name	Location	MW	Status	Business Model	Power Source
Sophie	Murray, KY	25	Operating	Bitcoin Hosting	Grid / Hydro
Dorothy 1A	Silverton, TX	25	Operating	Bitcoin Hosting	Wind
Dorothy 1B	Silverton, TX	25	Operating	Bitcoin Mining	Wind
Dorothy 2	Silverton, TX	50	Shovel Ready	Bitcoin Hosting	Wind
Kati	Harlington, TX	166	Development	Bitcoin Hosting	Wind

Capital Partners

We finance our data center projects through a combination of the sale of public equity and project-level capital partners. As of December 31, 2023, the Company had two primary project-level partners:

●	Spring Lane Capital (“SLC”) – A private venture fund with approximately $350 million of assets under management that focuses on sustainability solutions. On May 3, 2022 SLC committed a $35 million capital pool to finance Soluna data centers including Project Dorothy 1A.
●	Navitas West Texas Investments SPV, LLC (“Navitas”), organized by Navitas Global – a private equity firm with less than $150 million of assets under management focused on sustainable Bitcoin Mining. On May 9, 2023, we formed a strategic partnership with Navitas to mine Bitcoin at Project Dorothy 1B.

Distinctives

We are a leading curtailment solutions provider. Our brand is now synonymous with curtailment solutions. We have relationships with the industry’s leading renewable energy developers and have a growing pipeline of projects with access to low-cost power resources. We have a repeatable way to grow our supply of sustainable, low-cost power from renewable energy generators. Our unique behind-the-meter structure allows us to draw power from the power plant or grid, and provide demand response services. This approach allows us to offer a lower cost of power for Bitcoin mining and, in the future AI and other HPC.

We are an infrastructure company. We build, own or jointly own, and operate our data centers and related power infrastructure. Our proprietary design is modular, scalable, and designed to run computing-intensive, batchable applications beyond Bitcoin Mining. We manage our data centers using MaestroOS(™), our proprietary data center operating system. MaestroOS reads a multitude of signals, including: local power costs, weather, Bitcoin metrics, and grid signals to optimize the operations of our facilities around the country. This allows us to monetize these facilities over a long period of time with a high return on invested capital.

Strategic Focus

In 2023, we executed on the following four-pronged strategy;

1.	Energize Project Dorothy – We shifted our flagship data center from construction to operations. We energized and optimized 50MW (Dorothy 1A and Dorothy 1B). We partnered with Navitas to establish a new proprietary Bitcoin mining operation. We sold an 85% membership interest in Dorothy 1A to SLC to raise capital. We filled Dorothy 1A with 25 MW of strategic hosting partners.
2.	Cash Flow and Process Optimization – We shifted our business from primarily proprietary Bitcoin mining to mostly Bitcoin hosting. We signed 50 MW of hosting at Dorothy and Sophie. Toward the end of 2023 we replaced under-performing deals at Sophie with more profitable contracts. We implemented cost cutting measures to achieve positive cash flow from operations in the second half of 2023. We implemented a new ERP system to improve efficiency and help scale our financial operations. We grew our operating cash position by approximately $5.2 million from $1.2 million as of December 31, 2022 to $6.4 million as of December 31, 2023.
3.	Expand Flagship – We advanced the process of getting the next 50 MW of our Dorothy data center - Dorothy 2 - developed in 2024 through project-level partnerships. Dorothy 2 cleared the ERCOT modeling process early in the first quarter of 2024.
4.	Grow Pipeline – We signed a term sheet for a new 166 MW data center called Project Kati that will be integrated with a 300 MW wind farm that has surplus energy from increased curtailments. We worked throughout 2023 to advance the project through the ERCOT planning process.

Competition

The Company competes with Bitcoin mining companies, Bitcoin hosting companies, and in the future specialized AI cloud or hosting companies.

Bitcoin miners compete globally, ranging from individuals to large data centers. This competition drives innovation in hardware, software, and power strategies. Miners often join pools for stability. The mining industry is decentralized and highly competitive. Bitcoin Hosting is also competitive, with customers seeking reliable, low-cost electricity and capable operating teams.

We compete with the following publicly-traded Bitcoin mining companies:

●	Riot Platforms, Inc.
●	Core Scientific, Inc.
●	Cipher Mining Inc.
●	Hut 8 Mining Corp
●	Hive Blockchain Technologies Ltd.
●	Bitfarms, Ltd.
●	Cleanspark, Inc.
●	Iris Energy Limited
●	Bit Digital, Inc.
●	TeraWulf Inc.
●	Greenidge Generation Holdings Inc.

Note: some of these mining companies may be customers of our Bitcoin Hosting division. Our differentiation is our power pipeline and our Distinctives as noted above.

As we further develop our data center business, we will compete for HPC applications that large traditional data centers (such as Amazon Web Services, Google Cloud Platform, and Microsoft Azure), are not suited to compete for due to their higher power and other infrastructure costs.

Intellectual Property

Soluna has filed eight provisional patent applications with the U.S. Patent and Trade Market Office for technologies related to their Modular Data Center (“MDC”) concept, covering modular architecture, cooling technology, simulations, and overall data center control. These patents also include aspects like variable power consumption and local co-optimization of power generation supply with demand.

Additionally, Soluna has filed two utility patent applications. The first, granted (Patent # US20230013746A1) in 2023, focuses on the layout of modular data center buildings on a site, crucial for thermal efficiency. The second patent application is for local co-optimization of power generation supply with demand generated by a data center, detailing a method involving independently metered load co-location with power generation.

While there is no guarantee of patent approval or competitive advantage, enforcing patents can be resource intensive. Soluna also holds a registered trademark for its Company name, Soluna.

Soluna will continue to rely on its rapid innovation and relentless implementation to compete well, leveraging its strategic relationships, operating experience and technical know-how.

The Company has developed a proprietary software system called MaestroOS(™) to enable the automation, management, and operations of critical elements of its data centers. We have a dedicated team that engages in activities to continue to enhance the MaestroOS to drive innovation and growth in its business.

Environmental

There are increasing concerns about the quantity of non-renewable energy used by data centers, especially those used for Bitcoin Mining and increasingly Generative AI. We believe the integration of computing and renewable energy is the future of the modern grid.

By colocating our data centers with underutilized renewable resources, Soluna aims to reduce the carbon footprint of our data centers and encourage renewable power plant development. An independent study done by REsurety found that Soluna’s data centers are 18% greener than traditional data centers. This is driven by our flexible design, our MaestroOS software platform, and our location on the grid close to renewable resources. REsurety used Local Marginal Emissions data and analysis for the report. 1

Beginning in December 2023, we began participating in an ERCOT emergency demand response program which allows the grid to redirect our power allotment back into the market during extreme weather events when needed. By taking such actions, we immediately help to stabilize the grid by allowing our power allotment to be delivered to the areas of greatest need, such as heating homes and powering hospitals. Overall, our operations incentivize the development of new renewable power generation, and they help to reduce the frequency and impact of power failures and electricity price surges. Our MaestroOS technology makes this flexible behavior possible and has already performed well during ERCOT testing of the demand response system.

1 The Carbon Footprint of Project Dorothy: An LME Analysis - Soluna (solunacomputing.com)

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

The effect of any regulatory change by the federal, state, local or foreign governments or any self-regulatory agencies on the Company is impossible to predict, but such change could be substantial and may have a material adverse effect on the Company’s business, financial condition, and results of operations. For example, in November 2022, the State of New York enacted a law prohibiting new proof-of-work mining activities that use power generated from carbon inputs. While the Company does not currently operate in New York, there is no guarantee that future regulation or adverse action will not take place and interpretation of existing regulations in a manner adverse to our business is possible. In January 2024, a decade after initial applications were filed, the SEC approved a series of spot Bitcoin exchange-traded funds, which have received billions of dollars of in-flows. In February 2024, the U.S. Energy Information Administration (the “EIA”) commenced a six-month survey among participants in the U.S. cryptocurrency mining industry to collect data to track and analyze the electricity consumption by such industry participants. The EIA’s analysis will focus on how the energy demand for cryptocurrency mining is evolving, identify geographic areas of high growth, and quantify the sources of electricity used to meet cryptocurrency mining demand. It is unclear what, if any, regulatory policy changes may result following the collection and analysis of the data obtained through the EIA’s survey, if it proceeds. If regulators seek to curb electricity consumption by cryptocurrency mining operations in the future our business could be adversely affected. As of February 23, 2024, the U.S. Department of Energy (the agency governing the EIA) agreed to temporarily suspend this survey following a lawsuit by a cryptocurrency association and Bitcoin mining company. The Company will closely monitor the outcome of this and other regulatory developments concerning cryptocurrency mining, as to the potential effects on our business.

As the regulatory and legal environment evolves, we may become subject to new laws, such as further regulation by the SEC and other agencies, which may affect our mining and other activities. For additional discussion regarding our belief about the potential risks that existing and future regulation pose to our business, see Part I, Item 1A. “Risk Factors” of this Annual Report.

Human Capital Resources

As of March 7, 2024, we had 40 employees, including 34 full-time employees, 2 part-time employees, 1 intern, 1 temporary employee and 2 full-time consultants. Of these employees, eleven were in finance, nineteen in operations, one in corporate development, six in information technology and engineering, one in human capital, one in power, and one executive. The operations personnel include both individuals directly involved in the strategy of our data centers as well as data center maintenance and supervisory roles. Certain positions within our organization require industry-specific technical knowledge. We have been successful in attracting and retaining qualified technical personnel for these positions.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, engaging, incentivizing, and integrating our existing and additional employees. The Company supports its employees through a competitive compensation package, including company equity, generous health benefits and a flexible PTO policy. We have a combination of remote and on-site employees.

None of our employees are subject to a collective bargaining agreement and we believe our relations with our employees is positive.

Diversity, Equity, and Inclusion

We support diversity and inclusion by ensuring a workplace where employees can thrive, and our policies are designed to promote equality and respect for everyone. Diverse backgrounds, experiences and opinions are encouraged and welcomed. In support of such diversity and inclusion, we act in accordance with our Code of Ethics and Business Conduct and our Non-Discrimination and Anti-Harassment Policy to create a safe environment free from discrimination or harassment that respects the human rights of our employees. We strive to achieve a workplace where opportunities for success are created and available for everyone equally. In support of this goal, in 2023, we required all employees to complete unconscious bias and harassment training.

Compensation and Benefits

Our compensation programs are designed to provide incentives to attract, retain, and motivate employees to achieve our long-term goals. Specifically, we compare salary and wages against quantitative benchmarks and adjust monetary compensation to ensure wages are competitive and consistent with employee positions, skill levels, experience, and geographic location. We maintain a robust process for ensuring pay equity across the Company and increases in incentives and compensation based on merit and performance.

We provide a comprehensive range of health benefits options, including medical, behavioral, dental, and vision insurance for employees and family members, paid leaves, and life, disability, accident, and cancer care insurance coverage.

Insurance

The Company and its subsidiaries maintain insurance policies with reputable insurers against such risks and in such amounts as management has determined to be prudent for our operations and that we believe are similar in scope and coverage in all material respects to insurance policies maintained by other similarly situated businesses. These policies include coverage for D&O, Builders Risk, Property, General Liability, Auto and other casualty lines of business.

Factors Expected to Affect Our Future Results

Revenue Sources:

Our revenue streams consist of several components:

1. Hosting Revenues: We provide electrical power and network connectivity to cryptocurrency mining customers, who pay a specified amount and rate for these services.

2. Block Rewards in Bitcoin: These are fixed rewards programmed into the Bitcoin software and awarded to miners for solving cryptographic problems and creating new blocks on the blockchain.

3. Participation in Demand Response Programs: We also generate revenue by participating in demand response programs.

Market Price of Bitcoin

Changes in the market value of Bitcoin directly impact our revenues. For example, in 2021 and 2022, the average Bitcoin price was $47,432 and $28,298, respectively. By December 31, 2023, the price of Bitcoin had reached a high of $44,146.

Halving

Halving events occur periodically in the Bitcoin network, reducing block rewards. The reduction is designed to occur irrespective of ongoing demand. While halving can impact our revenues negatively by reducing the rewards for mining, it will continue until the total Bitcoin rewards issued reach approximately 21 million, expected around 2140. Currently the block rewards are fixed at 6.25 Bitcoin per block, and it is estimated that it will halve again to 3.125 Bitcoin in April 2024.

Network Hash Rate and Difficulty

A miner’s chance of earning Bitcoin rewards depends on their hash rate relative to the global network hash rate. As demand for Bitcoin increases, the global network hash rate rises rapidly, leading to higher network difficulty. This adjustment ensures a ten-minute block validation time, making the network more secure but requiring more computing power to earn rewards. Failure to keep pace with industry trends in deploying additional hash rate can decrease a miner’s share of the global network hash rate and, consequently, their chance of earning rewards.

Company History, Information and Organization

History

Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated which was originally incorporated in the State of New York in 1961, reincorporated in the State of Nevada on March 24, 2021, and is headquartered in Albany, New York. Effective November 2, 2021, the Company changed its name from “Mechanical Technology, Incorporated” (or “MTI”) to “Soluna Holdings, Inc.” On October 29, 2021, Soluna Callisto merged into Soluna Computing, Inc. (“SCI”), a private green data center development company. MTI Instruments, Inc., a subsidiary of Soluna Holdings, Inc., was sold on April 11, 2022. We formed a wholly owned subsidiary of SHI on December 31, 2023, Soluna Digital, Inc. (“Soluna Digital”, or “SDI”). Effective December 31, 2023, SCI transferred substantially all of its assets to SHI or its subsidiaries, including SDI.

Information and Organization

Our website is at http://www.solunacomputing.com. Information contained on our website does not constitute part of and is not incorporated into this Annual Report.

The following table is a description of each of the entities in the corporate organization chart, under Soluna Holdings, Inc.

Subsidiary	Inc.- State	Description
Soluna Computing, Inc. (“SCI”)	Nevada	Successor to EchoChain Mining, Inc. and the operating arm of SHI. Owner of the Project Edith data center.
Soluna Digital, Inc. (“SDI”)	Nevada	Holding company focused on cryptocurrency business segments.
Soluna MC, LLC (“SMC”)	Nevada	Owner and operator of Project Marie data center. Decommissioned in December 2022.
Soluna SW, LLC (“SSW”)	Nevada	Owner and operator of Project Sophie data center.
Soluna DV Services (“DVSV”)	Nevada	Provides operations and maintenance services, Engineering, procurement, and construction (“EPC”) services to the DVCC, and DVSL data centers.
Soluna DV ComputeCo, LLC (“DVCC”)	Delaware	Owner of Project Dorothy 1B data center.
Soluna DVSL ComputeCo, LLC (“DVSL”)	Delaware	Owner of Project Dorothy 1A data center.
Soluna DV Devco, LLC (“DVDC”)	Nevada	Owner of DVSL and indirect owner of Project Dorothy 1B data center and 100% of the Class A units of DVSL.
Soluna MC Borrowings, LLC 2021-1 (“SMCB1”)	Delaware	A borrowing entity to hold assets (miners) that collateralized an equipment loan with NYDIG ABL, LLC
Soluna SW Borrowings, LLC 2022-1 (“SSWB1”)	Delaware	A borrowing entity for any potential loan agreements for Project Sophie

Reverse Stock Split

On October 13, 2023, the Company executed a 1-for-25 reverse stock split, approved by the Board of Directors and shareholders on June 29, 2023. The reverse split, reflected in trading under the symbol “SLNH” since October 16, 2023, converted every 25 shares into one share without changing the par value. No fractional shares were issued; holders with fractional shares received an additional fraction to round up to the next whole share.

On October 30, 2023, the Company successfully met Nasdaq’s minimum bid price requirement, as confirmed in a Notification Letter. The closing bid price remained at or above $1.00 per ordinary share for the last 10 consecutive business days from October 16 to October 27, 2023, indicating compliance with the Nasdaq Capital Market Minimum Bid Price Requirement.

Item 1A. Risk Factors

Our business, financial condition and operating results are subject to several risk factors, both those that are known to us and identified below and others that may arise from time to time. These risk factors could cause our actual results to differ materially from those suggested by forward-looking statements in this Annual Report on Form 10-K (this “Report”) and elsewhere, and may adversely affect our business, financial condition or operating results. If any of these risk factors should occur, moreover, the trading price of our securities could decline, and investors in our securities could lose all or part of their investment in our securities. These risk factors, along with other information contained in this Report, should be carefully considered in evaluating our prospects.

Risks Relating to the Company and its Growth Strategy

The Company’s ability to operate as a going concern is in doubt.

The audit opinion and notes that accompany the Company’s Consolidated Financial Statements disclose a going concern qualification to its ability to continue in business. The accompanying Consolidated Financial Statements have been prepared under the assumption that the Company will continue as a going concern. The Company has incurred losses resulting in an accumulated deficit of approximately $251 million as of December 31, 2023, and further losses are anticipated in the development of its business.

The accompanying Consolidated Financial Statements show that the Company did not generate sufficient revenue to generate net income and has negative working capital as of December 31, 2023. The Company’s ability to continue as a going concern is dependent on its ability to raise capital to fund its future data centers and working capital requirements or its ability to profitably execute its business plan. The Company’s plans for the long-term return to and continuation as a going concern include financing its future operations through sales of securities, which may include common stock, preferred stock, convertible debt and project finance, or through the exercise of outstanding warrants. The volatility in capital markets and general economic conditions in the U.S. and elsewhere can pose significant challenges to raising the required funds. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

The Company’s consolidated financial statements do not give effect to any adjustments required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the accompanying Consolidated Financial Statements.

We may not be able to refinance, extend or repay our substantial indebtedness owed to our convertible note debt holders, which would have a material adverse effect on our financial condition, compliance with our negative covenants, and ability to continue as a going concern.

We anticipate that we will need to raise a significant amount of debt or equity capital in the near future in order to repay our outstanding debt obligations owed to our convertible noteholders when they mature. On October 25, 2021, the Company issued to certain institutional investors secured convertible notes in the aggregate principal amount of approximately $16.3 million for an aggregate purchase price of $15.0 million. As of March 15, 2024, we owed our convertible debt holders approximately $7.8 million of principal which is currently due on July 25, 2024. The Company has recently amended its securities purchase agreement with the convertible note holders that gives the Company the option to extend the maturity of the notes for two three-month periods with a 2% increase in principal on the notes for each extension. If we are unable to raise sufficient capital to repay these obligations at maturity and we are otherwise unable to extend the maturity dates or refinance these obligations, we would be in default. We cannot provide any assurances that we will be able to raise the necessary amount of capital to repay these obligations or that we will be able to extend the maturity dates or otherwise refinance these obligations. Upon a default in the convertible debt our convertible debt holders would have the right to exercise its rights and remedies to collect, which would include foreclosing on our assets. Accordingly, a default would have a material adverse effect on our business and, if our convertible noteholders exercise its rights and remedies, we would likely be forced to seek bankruptcy protection.

Our agreements with our convertible noteholders contain numerous negative covenants, many of which are implicated by our regular business operations, necessitating frequent loan modifications and consents. Failure to achieve agreement with the convertible noteholders on these covenants could have an adverse effect on our ability to obtain advanced financing or implement our business plan and a covenant default would have an adverse effect on our financial condition and results of operations.

We may be impacted by macroeconomic conditions due to global pandemics, epidemics or outbreaks of disease and the resulting global supply chain crisis.

Global trade conditions and consumer trends that originated during the COVID-19 pandemic continue to persist and may also have long-lasting adverse impact on us and our industry. There are continued risks arising from new pandemics, epidemics or outbreaks of disease, and ongoing COVID-19 related issues which have exacerbated port congestion and intermittent supplier shutdowns and delays, resulting in additional expenses to expedite delivery of new critical equipment, as well as critical materials needed for our expansion plans. Further, equipment manufacturers have been impacted by the constrained supply of the semiconductors used in the production of advanced computer processing equipment. Thus, until the global supply chain crisis is resolved, and these extraordinary pressures are alleviated, we expect to continue to incur higher than usual costs to obtain such equipment and we may face difficulties obtaining equipment we need at prices or in quantities we find acceptable, if at all, and our business and results of operations may suffer as a result.

In addition, labor shortages may lead to increased difficulty and labor costs in hiring and retaining the highly qualified and motivated people we need to conduct our business and execute on our strategic growth initiatives. Sustaining our growth plans will require the ongoing readiness and solvency of our suppliers and vendors, a stable and motivated production workforce, and government cooperation, each of which may be affected by macroeconomic factors outside of our immediate control.

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

The shortage of advanced semiconductors needed by AI customers may adversely affect the Company’s transition to AI data hosting business.

As the Company transitions into an AI cloud service provider, its business may be affected by the current severe shortage of advanced semiconductors needed for processing of AI-related large language models. While the Company’s customers are generally responsible for the provision of processing equipment, any difficulties faced by them in acquiring these advanced chips, our data-hosting business may be adversely affected by the shortage of equipment required by them.

Construction of our future facilities potentially exposes us to additional risks.

We intend to continue constructing modular data centers in addition to our Dorothy Facility, which potentially exposes us to significant risks we may otherwise not be exposed to, including risks related to, among other sources: construction delays; lack of availability of parts and/or labor, increased prices as a result, in part to inflation, and delays for data center equipment; labor disputes and work stoppages, including interruptions in work due to unanticipated environmental issues and geological problems; delays related to permitting and approvals to open from public agencies and utility companies; and delays in site readiness leading to our failure to meet commitments made in connection with such expansion.

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

We may be unable to obtain additional funding to scale the AI hosting and its hosting and proprietary cryptocurrency mining business to a larger-scale business.

We are considering further increasing the size of our business as we seek to leverage our experience and expertise in operating data centers for advanced data processing, including artificial intelligence and cryptocurrency. To do so, however, we will need to raise additional debt and/or equity financing, which may not be available to us on acceptable terms or at all. Failure to generate adequate cash from our operations or find sources of funding would require us to scale back or curtail our operations or expansion efforts, including limiting our ability to expand our hosting and cryptocurrency business to a larger-scale operation, and would have an adverse impact on our business and financial condition. If we raise additional equity financing, our stockholders may experience significant dilution of their ownership interests, and the per-share value of our Common Stock could decline. Furthermore, if we engage in additional debt financing, the holders of debt likely would have priority over the holders of Common Stock on order of payment preference. We may be required to accept terms that restrict our ability to incur additional indebtedness or take other actions including terms that require us to maintain specified liquidity or other ratios that could otherwise not be in the interests of our stockholders.

We rely upon strategic partners to finance certain of our facilities.

In order to complete construction of the first phase of our Dorothy Facility we have partnered with Spring Lane Capital and Navitas Global, which provided funding to complete construction and fund corporate expenses, and we may seek similar funding completion of subsequent phases of the Dorothy Facility and our other projects in development. As a result, we will be requiring financing assistance as well as cooperation in significant operation decisions affecting the projects. If we are unable to obtain strategic partners for our projects or if we and our partners disagree on matters affecting our projects, our growth, prospects and financial results may be adversely affected.

The lack of regulation of digital asset exchanges which Bitcoin, and other cryptocurrencies, are traded on, may expose us to the effects of negative publicity resulting from fraudulent actors in the cryptocurrency space, and can adversely affect an investment in the Company.

The digital asset exchanges on which Bitcoin is traded are relatively new and largely unregulated. Many digital asset exchanges do not provide the public with significant information regarding their ownership structure, management teams, corporate practices, or regulatory compliance. As a result, the marketplace may lose confidence in, or may experience problems relating to, such digital asset exchanges, including prominent exchanges handling a significant portion of the volume of digital asset trading. In recent years, a number of digital asset exchanges filed for bankruptcy proceedings and/or became the subjects of investigation by various governmental agencies for, among other things, fraud, causing a loss of confidence and an increase in negative publicity for the digital asset ecosystem. As a result, many digital asset markets, including the market for Bitcoin, have experienced increased price volatility. The Bitcoin ecosystem may continue to be negatively impacted and experience long term volatility if public confidence decreases.

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

Our failure to successfully manage our strategic relationships with Spring Lane and Navitas, or other future acquisitions, strategic alliances or partnerships, could seriously harm our operating results. In addition, our stockholders would be diluted if we finance the future acquisitions, strategic alliances or partnerships by incurring convertible debt or issuing equity securities.

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

Risks Related to our Cryptocurrency and Data Center Business

Our cryptocurrency business has a history of operating losses, is affected by the volatility of Bitcoin, and we may report additional operating losses in the future.

Our primary focus has been on the hosting and proprietary cryptocurrency mining business, and we have recorded historical losses and negative cash flow from our operations when the value of Bitcoin we and our hosted customers mine does not exceed associated costs. Further, as part of our strategic growth plans, we have made capital investments in expanding and vertically integrating our mining operations, increased our employee base, and incurred additional costs associated with owning and operating a self-mining facility. However, future market prices of Bitcoin are difficult to predict, and we cannot guarantee that our future revenues will exceed our associated costs.

Our data center business has a limited operating history, and we may not recognize operating income in the future.

We began our cryptocurrency and computer hosting operations in January 2020 and therefore is subject to all the risks inherent in a relatively recently established business venture in a rapidly developing and changing industry. Furthermore, in 2024 we entered the artificial intelligence market in an attempt to leverage our expertise in advanced data processing applications. This limited operating history also makes it difficult to evaluate our current business and its future prospects. We have not yet been able to confirm that our business model can or will be successful over the long term, and we may not ever continue to recognize operating income from this business. Our projections have been developed internally and may not prove to be accurate. Our operating results will likely fluctuate moving forward as we focus on growing our operations. We may need to make business decisions that could adversely affect our operating results, such as modifications to its business structure or operations. In addition, we expect additional growth in this business, which could place significant demands on the Company’s management and other resources and require us to continue developing and improving our operational, financial and other internal controls. We may not be able to address these challenges in a cost-effective manner or at all. If we do not effectively manage our growth, it may not be able to execute on its business plan, respond to competitive pressures or take advantage of market opportunities, and our business, financial condition and results of operations could be materially harmed.

Given our early-stage status, without positive operating income, there is a substantial risk regarding our ability to succeed. You should consider our business and prospects in light of these risks and the risks and difficulties that we will encounter as we continue to develop our business model. We may not be able to address these risks and difficulties successfully, which would materially harm our business and operating results, and we could be forced to terminate our business, liquidate our assets and dissolve, and you could lose part or all of your investment.

Prices of cryptocurrencies are extremely volatile, and if our mined cryptocurrencies are converted into dollars when such values are low, we may not recognize the income from the conversion of the mined cryptocurrencies that we were expecting.

The fluctuating prices of cryptocurrencies represent significant uncertainties for our business. A variety of factors, known and unknown, may affect price and valuation, including, but not limited to (i) the supply of such cryptocurrencies; (ii) global blockchain asset demand, which can be influenced by the growth of retail merchants’ and commercial businesses’ acceptance of blockchain assets like cryptocurrencies as payment for goods and services, the security of online cryptocurrency exchanges and networks and digital wallets that hold blockchain assets, the perception that the use and holding of blockchain assets is safe and secure, and the regulatory restrictions on their use; (iii) investors’ expectations with respect to the rate of inflation; (iv) changes in the software, software requirements or hardware requirements underlying a blockchain network; (v) changes in the rights, obligations, incentives or rewards for the various participants in a blockchain network; (vi) currency exchange rates; (vii) fiat currency withdrawal and deposit policies of cryptocurrency exchanges and networks and liquidity on such exchanges and networks; (viii) interruptions in service from or failures of major cryptocurrency exchanges and networks; (ix) investment and trading activities of large subscribers, including private and registered investment funds, that may directly or indirectly invest in blockchain assets; (x) monetary policies of governments, trade restrictions, currency devaluations and revaluations; (xi) regulatory measures, if any, that affect the use of blockchain assets; (xii) the maintenance and development of the open-source software protocol of the cryptocurrency networks; (xiii) global or regional political, economic or financial events and situations; (xiv) expectations among blockchain participants that the value of blockchain assets will soon change; and (xv) a decrease in the price of blockchain assets that may have a material adverse effect on our financial condition and operating results. If our mined cryptocurrencies are converted into dollars when their values are low, we may not recognize the income from the conversion of the mined cryptocurrencies that we were expecting. Further, the extreme swings in value can make it difficult for us to develop reasonable financial plans and projections with respect to our business.

We may not be able to continue to develop our technology and keep pace with technological developments, or otherwise compete with other companies, many of whom have greater resources and experience.

We do not have the resources to compete with larger cryptocurrency mining and other entities in the advanced data processing space at this time and may not be able to compete successfully against present or future competitors. These markets have attracted various high-profile and well-established operators, many of which have substantially greater liquidity and financial resources than we do. With the limited resources we have available, we may experience great difficulties in expanding and improving our network of miners to remain competitive, and we may not be in a position to construct additional operational cryptocurrency mines.

Rapid technological change is a current feature of the markets in which we operate, and we cannot provide assurance that we will be able to achieve the technological advances, in a timely manner or at all, that may be necessary for us to remain competitive or that certain of our equipment will not become obsolete. Our ability to anticipate and manage changes in technology standards on a timely basis will be a significant factor in our ability to remain competitive. We may not be successful, generally or relative to our competitors, in timely implementing new technology into our systems, or doing so in a cost-effective manner. During the course of implementing any such new technology into our operations, we may experience system interruptions and failures. Further, if due to technological developments we need to replace our equipment entirely to remain competitive in the market, there can be no assurance that we will be able to do so on a cost-effective basis or in a timely manner, particularly in light of the long production period to manufacture and assemble cryptocurrency miners, potential large-scale purchases of miners from existing competitors and new entrants into the industry, and the difficulty in obtaining the advanced semiconductors needed for artificial intelligence applications. Furthermore, there can be no assurance that we will recognize, in a timely manner or at all, the benefits that we may expect as a result of our implementing new technology into our operations. As a result, our business, prospects, and operations may suffer, and there may be adverse effects on our financial condition and on the market prices of our securities.

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

As cryptocurrencies have grown in both popularity and market size, governments around the world have reacted differently to cryptocurrencies; certain governments have deemed them illegal, and others have allowed their use and trade without restriction, while some jurisdictions subject the mining, ownership and exchange of cryptocurrencies to extensive, and in some cases overlapping, unclear and evolving regulatory requirements.

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

Security breaches including computer hacking or computer malware have been a consistent concern in the cryptocurrency industry. This could involve hacking in which an unauthorized person obtains access to the systems or information and can cause harm by the transmission of virus or the corruption of data. These breaches may occur due to an action by an outside party or by the error and negligence of an employee. We primarily rely on the Luxor mining pool and our cryptocurrencies are stored with exchanges such as Coinbase prior to selling them. If any breach were to occur of our security system, operations or third-party platforms, the result could cause a loss of our cryptocurrencies, loss of confidential or proprietary information, force the Company to cease operations or could cause damage to the reputation of the Company. If an actual or perceived attack were to occur, the market perception of the Company may be damaged, which could adversely affect potential and current investments in the Company and reduce demand for our securities and cause a reduction in our share prices.

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

Cryptocurrencies, including Bitcoin, face significant scaling and adoption issues, which may lessen the demand for our services over time. The current limitations of transaction throughput, high transaction fees, and extended processing times hinder widespread adoption and reduce the feasibility of cryptocurrencies as a daily payment method. As the industry attempts to address these challenges through protocol upgrades, second-layer solutions, and alternative consensus mechanisms, there is no guarantee that such solutions will be widely adopted or successful in resolving these issues. Should the scaling and adoption challenges persist or worsen, the demand for cryptocurrencies may decline, negatively impacting our mining operations and revenue. Furthermore, the emergence of new cryptocurrencies employing alternative, more scalable technologies could lead to a shift in market preferences, diminishing the value of the cryptocurrencies we mine and potentially affecting our business prospects and profitability.

Because most of our and our hosted customers’ miners are designed specifically to mine Bitcoin and may not be readily adaptable to mining other cryptocurrencies, a sustained decline in Bitcoin’s value could adversely affect our business and results of operations.

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

Our business model depends upon the demand for data centers.

We intend to be in the business of owning, leasing and operating data centers. A reduction in the demand for data center space, power or connectivity would have an adverse effect on our business and financial condition. We are susceptible to general economic slowdowns as well as adverse developments in the data center, internet and data communications and broader technology industries. Any such slowdown or adverse development could lead to reduced corporate information technology (“IT”) spending or reduced demand for data center space. Reduced demand could also result from business relocations, including to markets that we do not currently serve. Changes in industry practice or in technology could also reduce demand for the physical data center space we provide. In addition, our customers may choose to develop new data centers or expand their own existing data centers or consolidate into data centers that we do not own or operate, which could reduce demand for our data centers or result in the loss of one or more key customers. If any of our key customers were to do so, it could result in a reduction in our revenues and/or put pressure on our pricing. If we lose a customer, we may not be able to replace that customer at a competitive rate or at all. Mergers or consolidations could reduce further the number of our customers and potential customers and make us more dependent on a more limited number of customers. If our customers merge with or are acquired by other entities that are not our customers, they may discontinue or reduce the use of our data centers in the future. Our financial condition, results of operations, cash flows and ability to satisfy our debt service obligations could be materially adversely affected as a result of any or all of these factors.

Our data centers and related products may have a long sales cycle that may harm our revenues and operating results.

A customer’s decision to co-locate in a Soluna data center and to purchase additional services involves a significant commitment of resources. As a result, we have a long sales cycle for our products and services. Furthermore, we may expend significant time and resources in pursuing a particular sale or customer that ultimately does not result in revenue.

Macroeconomic conditions, including economic and market downturns, may further impact this long sales cycle by making it extremely difficult for customers to accurately forecast and plan future business activities. This could cause customers to slow spending or delay decision-making on our products and services, which would delay and lengthen our sales cycle.

Delays due to the length of our sales cycle may materially and adversely affect our revenues and operating results, which could harm our ability to meet our financial forecasts for a given quarter and cause volatility in our stock price.

Our data center business could be harmed by prolonged power outages, power and fuel shortages, capacity constraints and increases in power costs.

Our data centers could be affected by problems accessing electricity sources, such as planned or unplanned power outages and limitations on transmission or distribution. Unplanned power outages, including, but not limited to, those relating to large storms, earthquakes, fires, tsunamis, cyberattacks and planned power outages by public utilities could harm our customers and our business. Some of our data centers may be located in leased buildings where, depending upon the lease requirements and number of tenants involved, we may or may not control some or all of the infrastructure including generators and fuel tanks. As a result, in the event of a power outage, we may be dependent upon the landlord, as well as the utility company, to restore the power. We attempt to limit our exposure to system downtime by using backup generators and alternative power supplies, but these measures may not always prevent downtime, which can adversely affect customer experience and revenues.

In each of our markets, we rely on third parties to provide a sufficient amount of power for current and future customers. At the same time, power and cooling requirements are increasing per unit of equipment. As a result, some customers are consuming an increasing amount of power for the same amount of infrastructure. We generally do not control the amount of power our customers draw from their installed circuits, which can result in growth in the aggregate power consumption of our facilities beyond our original planning and expectations. This means that limitations on the capacity of our electrical delivery systems and equipment could limit customer utilization of our data centers. These limitations could have a negative impact on the effective available capacity of a given data center and limit our ability to grow our business, which could have a negative impact on our financial performance, operating results and cash flows. We attempt to limit our exposure to system downtime by using backup generators and alternative power supplies, but these measures may not always prevent downtime, which can adversely affect customer experience and revenues.

Recently, the cost of electricity has generally risen due to macroeconomic natural gas supply and demand constraints, initially beginning with inadequate natural gas reserves in Europe to meet European demand in light of sanctions on Russian natural gas supply as a result of the ongoing military conflict between Russia and Ukraine. In addition, we expect the cost of utilities, specifically electricity, will generally continue to increase in the future on a cost-per-unit or fixed basis and for growth in consumption of electricity by our customers. In addition, we expect the cost of utilities, specifically electricity, will generally continue to increase in the future on a cost-per-unit or fixed basis and for growth in consumption of electricity by our customers. Furthermore, the cost of electricity is generally higher in the summer months, as compared to other times of the year. Our costs of electricity may also increase as a result of the physical effects of climate change, increased regulations driving alternative electricity generation due to environmental considerations or as a result of our election to use renewable energy sources. To the extent we incur increased utility costs, such increased costs could materially impact our financial condition, results of operations and cash flows.

The Dorothy Facility is subject to a five-year ground lease, and if we are unable to renew its term, we may be unable to fully realize the anticipated benefits of the ongoing development of the site.

The Dorothy Facility is subject to a ground lease with an initial term of five years, followed by five one-year renewal options, unless terminated earlier. The long-term success of our plans for the Dorothy Facility is largely based on our ability to maintain the lease in effect and to renew it going forward. If we fail to maintain the lease or renew it once its initial term expires and the landlord requires us to vacate the premises, we will likely incur significant costs in relocating our operations, if we could do so at all, and our operations would be interrupted during such relocation. Further, if we fail to renew the lease on terms favorable to us, and our costs are increased, then we may not realize the anticipated benefits of our investment in the facility or any future development of its remaining available capacity. Any disruptions or changes our present relationship with the landlord for the Dorothy Facility could disrupt our business and our results of operations negatively.

Our properties may experience damages, including damages that are not covered by insurance.

Our properties are subject to a variety of risks relating to physical condition and operation, including:

●	the presence of construction or repair defects or other structural or building damage;
●	any noncompliance with or liabilities under applicable environmental, health or safety regulations or requirements or building permit requirements; and
●	any damage resulting from natural disasters, such as hurricanes, earthquakes, fires, floods and windstorms.

For example, our facilities could be rendered inoperable, temporarily or permanently, as a result of a fire or other natural disaster or by a terrorist or other attack on the site. The security and other measures we take to protect against these risks may not be sufficient. Additionally, our processing equipment could be materially adversely affected by a power outage, loss of access to the electrical grid, or loss by the grid of cost-effective sources of electrical power generating capacity. Given the power requirement, it would not be feasible to run miners on back-up power generators in the event of a power outage. Our insurance covers the replacement cost of any lost or damaged miners but does not cover any interruption of our mining activities; our insurance therefore may not be adequate to cover the losses we suffer as a result of any of these events. In the event of an uninsured loss, including a loss in excess of insured limits, at any of the mines in our network, such mines may not be adequately repaired in a timely manner or at all and we may lose some or all of the future revenues anticipated to be derived from such mines. The potential impact on our business is currently magnified because we are currently operating only a single mine.

Our reliance on a third-party mining pool service provider for our mining revenue payouts may have a negative impact on our operations. The same may be true in the case of our hosted customers.

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

Halving is a process designed to control the overall supply and reduce the risk of inflation in cryptocurrencies using a proof of work consensus algorithm. At a predetermined block, the Bitcoin mining reward is cut in half, hence the term “halving.” For Bitcoin, the reward was initially set at 50 Bitcoin currency rewards per block, and this was cut in half to 25 on November 28, 2012 at block 210,000, then again to 12.5 on July 9, 2016 at block 420,000. The most recent halving for Bitcoin occurred on May 11, 2020 at block 630,000 and the reward was reduced to 6.25. It is expected that the next halving will likely occur in April 2024. This process will reoccur until the total amount of Bitcoin currency rewards issued reaches 21 million, which is expected around the year 2140. While Bitcoin prices have had a history of fluctuations around the halving of its rewards, there is no guarantee that the price change will be favorable or would compensate for the reduction in mining reward. If a corresponding and proportionate increase in the trading prices of Bitcoin or a proportionate decrease in mining difficulty does not follow these anticipated halving events, the revenue we and our hosted customers earn from our Bitcoin mining operations could see a corresponding decrease, which could have a material adverse effect on our business and operations.

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

In addition, a number of governments or governmental bodies have introduced or are contemplating legislative and regulatory changes in response to the potential impact of climate change. Companies across many industries are facing increasing scrutiny related to their environmental, social, and governance (“ESG”) practices. Investor advocacy groups, certain institutional investors, investment funds and other influential investors are also increasingly focused on ESG practices and in recent years have placed increasing importance on the non-financial impacts of their investments. Given the very significant amount of electrical power required to operate cryptocurrency miners, as well as the environmental impact of mining for the rare earth metals used in the production of mining servers, the cryptocurrency mining industry may become a target for future environmental and energy regulation, and any such regulation may not distinguish between cryptocurrency mining powered partially by renewable energy, as is much of the Company’s business, and cryptocurrency mining using traditional (i.e. fossil fuel) sources of energy. Legislation and increased regulation regarding climate change could impose significant costs on us and our suppliers, including costs related to increased energy requirements, capital equipment, environmental monitoring and reporting, and other costs to comply with such regulations. Any future climate change regulations could also negatively impact our ability to compete with companies situated in areas not subject to such limitations. Furthermore, increased public awareness and concern regarding environmental risks, including global climate change, may result in increased public scrutiny of our business and our industry, and our management team may divert significant time and energy away from our operations and towards responding to such scrutiny and reassuring our employees. Given the political significance and uncertainty around the impact of climate change and how it should be addressed, we cannot predict how legislation and regulation will affect our financial condition, operating performance and ability to compete. Any of the foregoing could result in a material adverse effect on our business, prospects and financial condition.

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

While we are currently in the process of applying for patents with respect to our business, presently we rely on trade secrets to protect our proprietary technology and processes. Despite such protection, however, it is possible that a third party may copy or otherwise obtain and use our U.S. Patent and Trademark Office-registered or other proprietary information without our authorization, and trade secrets can be difficult to protect. Policing unauthorized use of our intellectual property and trade secrets is difficult, particularly in light of the global nature of the Internet and because the laws of other countries may afford us little or no effective protection of our intellectual property. Potentially expensive litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Additionally, we enter into confidentiality and intellectual property assignment agreements with our employees, consultants and other advisors. These agreements generally require that the other party keep confidential and not disclose to third parties’ confidential information developed by the party under such agreements or made known to the party by us during the course of the party’s relationship with us. Our employees, consultants and other advisors, however, may not honor these agreements and enforcing a claim that a party illegally obtained and is using our trade secrets is difficult, expensive and time-consuming and the outcome is unpredictable. Our failure to obtain and maintain trade secret protection could adversely affect our competitive position.

We rely on highly skilled personnel and the continuing efforts of our executive officers and, if we are unable to retain, motivate or hire qualified personnel, our business may be severely disrupted. In addition, increased labor costs and the unavailability of skilled workers could hurt our business, financial condition and results of operations.

Our performance largely depends on the talents, knowledge, skills, know-how and efforts of highly skilled individuals and in particular, the expertise held by our Chief Executive Officer, John Belizaire. His absence, were it to occur, would materially and adversely impact development and implementation of our projects and businesses. Our future success depends on our continuing ability to identify, hire, develop, motivate and retain highly skilled personnel for all areas of our organization. Our continued ability to compete effectively depends on our ability to attract, among others, new technology developers and to retain and motivate our existing contractors. If one or more of our executive officers or other key personnel are unable or unwilling to continue in their present positions, we may not be able to replace them readily, if at all. In such case, our business may be severely disrupted, and we may incur additional expenses to recruit and retain new officers or other key personnel. In addition, if any of our executives or key personnel joins a competitor or forms a competing company, we may lose customers.

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

As of March 19, 2024, Brookstone XXIV owned approximately 5.35% of the   Company’s outstanding shares of Common Stock and has designated two directors that sit on our nine-member Board. Accordingly, Brookstone XXIV has the ability to exert a significant degree of influence or actual control over our management and affairs and, as a practical matter, will control corporate actions requiring stockholder approval, irrespective of how our other stockholders may vote, including the election of directors, amendments to our articles of incorporation, as amended (“Articles of Incorporation”) and our bylaws (“Bylaws”), and the approval of mergers and other significant corporate transactions, including a sale of substantially all of our assets, and Brookstone XXIV may vote its shares in a manner that is adverse to the interests of our minority stockholders. This concentration of voting control could deprive holders of our Common Stock of an opportunity to receive a premium for their shares of our Common Stock as part of a sale of the Company. Further, Brookstone XXIV’s control position might adversely affect the market prices of our securities to the extent investors perceive disadvantages in owning shares of a company with a controlling stockholder.

Brookstone XXIV and its director designees may acquire interests and positions that could present potential conflicts with our and our stockholders’ interests.

Brookstone XXIV and its director designees may make investments in companies and may, from time to time, acquire and hold interests in businesses that compete directly or indirectly with us. Brookstone XXIV and its director designees may also pursue, for their own accounts, acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities might not be available to us. As part of our sale of 150,000 shares of our Common Stock to Brookstone XXIV in October 2016 and as required by Brookstone XXIV as a condition to purchasing the shares, our Board renounced, to the extent permitted by applicable law, the Company’s expectancy with respect to being offered an opportunity to participate in any business opportunity that is discovered by or presented to a director designee (a “Business Opportunity”), whether in such director designee’s capacity as a director of the Company or otherwise. Accordingly, the interests of Brookstone XXIV and the designated directors with respect to a Business Opportunity may supersede ours, and Brookstone XXIV or its affiliates or the Brookstone XXIV-designated directors may be involved with businesses that compete with us and may pursue opportunities for the sole benefit of Brookstone XXIV and its affiliates without our involvement, for which we have limited recourse. Such actions on the part of Brookstone XXIV or its director designees could have a material adverse effect on our business, financial condition, results of operations and cash flows.

In addition, Michael Toporek, the Company’s Executive Chairman, serves as the Managing General Partner of Brookstone XXIV. As a result of the potential conflicts inherent in his serving in both roles, it is possible that Mr. Toporek could make decisions that benefit Brookstone XXIV at the expense of the Company.

Insiders continue to have substantial control over the Company.

As of March 19, 2024 , the Company’s directors and executive officers held the current right to vote approximately 6.8% of the Company’s outstanding voting stock. Of this total, 5.35% was owned or controlled by Brookstone   XXIV, for which Michael Toporek, the Company’s Executive Chairman, also serves as Managing General Partner. In addition, the Company’s directors and executive officers have the right to acquire additional shares of our Common Stock by exercising their equity awards under our equity compensation plans, which could increase their voting percentage significantly. As a result, Mr. Toporek acting alone, and/or many of the Company’s officers and directors acting together, may have the ability to exert significant control over the Company’s decisions and control the management and affairs of the Company, and also to determine the outcome of matters submitted to stockholders for approval, including the election or removal of a director, and any merger, consolidation or sale of all or substantially all of the Company’s assets. Accordingly, this concentration of ownership may harm the future market prices of our securities by:

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

If we lose the services of John Belizaire, our Chief Executive Officer and member of our board of directors, David Michaels., our Chief Financial Officer, and/or certain key employees, we may not be able to find appropriate replacements on a timely basis, and our business could be adversely affected. We do not currently maintain key life insurance policies on these officers or key employees. Our existing operations and continued future development depend to a significant extent upon the performance and active participation of these individuals and certain key employees. We may not be successful in retaining the services of these individuals, and if we were to lose any of these individuals, we may not be able to find appropriate replacements on a timely basis and our financial condition and results of operations could be materially adversely affected.

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

Finally, our relatively small public float and daily trading volume have in the past caused, and may in the future result in, significant volatility in the price of our securities. As of December 31, 2023, we had approximately 2,318,989 shares of our common stock outstanding held by non-affiliates and 3,049,521 shares of our Series A Preferred Stock outstanding held by non-affiliates. Our daily trading volume for the year ended December 31, 2023, averaged approximately 62,652 shares of common stock and 4,149 shares of Series A Preferred Stock.

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

Our common stock became listed and commenced trading on Nasdaq on March 23, 2020, and our Series A Preferred Stock commenced trading on Nasdaq on August 19, 2021. In order to maintain such listings, we must satisfy minimum financial and other continued listing requirements and standards, including those regarding director independence and independent committee requirements, minimum stockholders’ equity, minimum share price and certain corporate governance requirements. While we are currently in compliance, our share price has in the past dropped below the minimum share price and there can be no assurances that we will be able to comply with such applicable listing standards. If we fail to do so, Nasdaq may delist our common stock and Series A Preferred Stock, which would likely have an adverse impact on the market price and liquidity of such securities.

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

Item 1B: Unresolved Staff Comments

Not applicable.

Item 1C: Cybersecurity

We proactively approach cybersecurity through a systemized thorough process established by our internal Management and IT teams as well as external IT providers.

These processes are specifically designed to adapt to the evolving cybersecurity environment, enabling us to respond swiftly and effectively to new and emerging threats. Our cybersecurity initiative incorporates elements from multiple industry benchmarks, including frameworks from the National Institute of Standards and Technology (NIST) and the Center for Internet Security.

We regularly assess the threat landscape and take a holistic view of cybersecurity risks with a layered cybersecurity strategy based on prevention, detection, and mitigation. Our internal IT team works closely with our external IT management provider to comprehensively evaluate cybersecurity risks. They focus on monitoring, identifying, and addressing significant cybersecurity issues in real-time by employing advanced software monitoring platforms for effective mitigation and management. In addition, we have several avenues to gather risk intelligence and potential threats identified by various services and capabilities to adjust our security strategy.

We also have Company-wide policies and procedures concerning cybersecurity and technology standards, including a Resource and Data Recovery policy. In addition, we have other policies related to endpoint and network protection, encryption standards, malware/ransomware protection, multi-factor authentication, operational security, and confidential information. These policies go through an internal review process and are approved by appropriate members of management.

Our board of directors has ultimate oversight of our strategic and business risk management and, as such, has oversight responsibilities for risks and incidents relating to cybersecurity threats, including compliance with disclosure requirements, cooperation with law enforcement, and related effects on financial and other risks. Management is responsible for identifying, assessing, and managing material cybersecurity risks on an ongoing basis, establishing and updating processes to ensure such potential risks are monitored, putting in place appropriate mitigation measures, and will be providing regular reports on cybersecurity trends and risks, and should they arise, any material incidents with our board of directors.

The Company’s Chief Technology Officer (“CTO”) and Director of Information Technology (IT) are responsible for developing and implementing our information security program. Our CTO is an Executive Sponsor of the Cyber Security Program and has over a decade of experience in the Defense sector working directly with technology-driven Operational Security.

We have invested in IT security, encompassing various strategies such as enhanced end-user training, implementing layered defense systems, identifying and safeguarding critical assets, bolstering monitoring and alert capabilities, and consulting with expert advisors. On the management front, our IT security team diligently oversees alert systems and routinely convenes to evaluate current threat levels, analyze trends, and strategize effective remediation methods.

In addition to assessing our own cybersecurity preparedness, we also consider and evaluate cybersecurity risks associated with the use of third-party vendors and service providers. The internal business owners of the hosted applications are required to review user access at least annually and provide a System and Organization Controls (“SOC”) 1 or SOC 2 report from the vendor. If a third-party vendor is unable to provide a SOC 1 or SOC 2 report, we take additional steps to assess their cybersecurity preparedness and assess our relationship on that basis.

The Director of IT regularly oversees the Company’s cybersecurity program. This comprehensive review includes examining management’s initiatives to identify and detect potential threats, outlining planned responses and recovery strategies for potential incidents, evaluating recent improvements made to the Company’s security detection and response capabilities, and assessing management’s advancement along the cybersecurity strategic roadmap. The internal IT team also subscribes to various threat intelligence services to evaluate our security strategy or defense mechanism against such threats.

Upon detection of a cybersecurity incident and initial intake and validation by our CTO and IT Director, our response team evaluates the cybersecurity incident, and, depending on the severity, escalates the incident to management and a cross-functional working group. Any incident assessed as potentially being or potentially becoming material is immediately escalated for further assessment and reported to executive management. Determination of what resources are needed to address the incident, prioritizing of response activities, forming of action plans, and notification of external parties as needed are then undertaken by executive management and the cross-functional working group, led by our CTO and IT Director. We consult with outside counsel as appropriate, including on materiality analysis and disclosure matters, and our executive management makes the final materiality and disclosure determinations, among other compliance decisions.

Notwithstanding these measures, we face a number of cybersecurity risks in connection with our business, and no cybersecurity process, however thorough, can alleviate all of these risks, which if an event to occur, could have a material adverse effect on our business, financial condition and results of operations. For fiscal years 2023 and 2022, we have not suffered a material breach or a reportable incident, and cybersecurity risks (including breach of third parties with whom we work) have not materially affected us, including our business strategy, results of operations or financial condition.

Item 2: Properties

We lease approximately 3,478 square feet of office, in Albany, New York, which houses the corporate offices of SHI. The current lease agreement expires on December 31, 2024.

SCI leases approximately 19,000 square feet of space in four buildings in East Wenatchee, Washington. The space is currently used for hosted operations. The current lease agreements expire for one building on June 30, 2025, another on November 30, 2025, and for the remaining two buildings on January 31, 2025.

On March 4, 2021, SSW acquired a 3.2-acre tract of real property located in Murray, Kentucky on which it has built an energy-efficient cryptocurrency mining facility, Project Sophie, that includes 22 buildings for data facility hosting or mining.

On February 24, 2023, DVSV entered into a lease agreement for a 33.19-acre tract of land in Silverton, Texas. The Agreement is for an Initial Term that expires on the date five years from the Service Date with the right to extend the term of the Agreement for five additional one-year terms.

We believe these facilities are generally well-maintained and adequate for the Company’s current needs and for expansion, if required. Our business growth, however, is dependent on developing additional properties, and we believe our project pipeline is strong enough to support our current business plan. See Part I, Item 1A. “Risk Factors” of this Annual Report.

Item 3: Legal Proceedings

At any point in time, we may be involved in various lawsuits or other legal proceedings. Such lawsuits could arise from the sale of products or services or from other matters relating to our regular business activities, compliance with various governmental regulations and requirements, or other transactions or circumstances.

EPA

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

NYDIG

NYDIG ABL LLC, (“NYDIG”) filed a complaint against SMCB1(“Borrower”) and SMC (“Guarantor”, and together with Borrower, “NYDIG Defendants”) in Marshall Circuit Court of the Commonwealth of Kentucky on December 29, 2022 regarding a series of loans made by NYDIG to Borrower pursuant to a master equipment finance agreement that were secured by certain assets of Borrower and guaranteed by Guarantor pursuant to a written guaranty agreement executed by Guarantor. The Court issued on February 15, 2023, an agreed order granting NYDIG’s motion for writ of possession which, among other things, ordered parties to provide NYDIG access to the collateral described therein and preserved the rights of NYDIG to pursue a deficiency judgment against the NYDIG Defendants. Also on February 15, 2023, the NYDIG Defendants filed their answer and affirmative defenses in this proceeding. The NYDIG Defendants believe that NYDIG has liquidated some of the collateral securing the loans and anticipate that NYDIG will complete the liquidation of collateral and continue to prosecute the complaint to obtain a judgment against the NYDIG Defendants. Additionally, NYDIG has stated its intention to pursue SCI, the parent company of Guarantor, under a piercing of the corporate veil claim relating to NYDIG Defendants’ debts and liabilities under the loan documents. SCI denies any such liability and has filed a complaint for a declaratory judgment against NYDIG in the Eighth Judicial District Court in Clark County, Nevada on March 16, 2023, seeking a declaratory judgment as to such matter. NYDIG filed a motion to dismiss in response to SCI’s declaratory judgment complaint on April 13, 2023. SCI filed a response in opposition to NYDIG’s motion to dismiss on April 27, 2023. The court heard oral arguments on May 16, 2023. On June 22, 2023, the court issued an order granting NYDIG’s motion to dismiss, on the basis that the case was not ripe for decision, without prejudice. SCI intends to continue to vigorously defend any allegations regarding liability on account of NYDIG Defendants’ debts and liabilities to NYDIG under their loan documents and intends to refile a declaratory judgment complaint against NYDIG.

On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, and repossessed the collateralized assets that totaled approximately $3.4 million, in which approximately $560 thousand was first used to pay off accrued interest and penalty to date. On September 5, 2023, NYDIG provided a letter finalizing the accounting for the repossessed collateralized assets totaling proceeds of approximately $3.4 million. This included legal and other expenses associated with the sale of the assets net a modest gain on the estimated net book value of the assets totaling $251 thousand that was expensed as a loss on disposition of assets for the year ended December 31, 2023. On December 7, 2023, NYDIG filed its Motion for Summary Judgment seeking entry of a judgment against Soluna in the approximate amount of $10.3 million for principal and interest and penalties. On January 12, 2024, Soluna filed its objection to NYDIG’s motion for summary judgment on the grounds that NYDIG failed to explain what collateral of which loan was sold and how the sale proceeds were allocated to each loan. A summary judgment motion was performed on February 13, 2024, and was agreed upon by both NYDIG and the Borrower, that the total outstanding loan principal balance would be approximately $9.2 million. This settlement did not result in the admission of any liability on the part of SHI, whose declaratory judgment remains the subject of litigation. On March 13, 2024, NYDIG served the Company with a post-judgment discovery seeking information regarding the Company’s assets and liabilities. The deadline for response to the discovery is April 12, 2024. The Company intends to vigorously defend itself from NYDIG’s parent company claims.

Atlas

In September 2023, Atlas Technology Group LLC (“Atlas”) filed a complaint against SMC (formerly EcoChain Block LLC) (“Soluna MC”), SCI, and SHI (collectively, the “Atlas Defendants”) in the Supreme Court of the State of New York, County of New York regarding a co-location services agreement between Soluna MC and Atlas. Atlas alleges that the termination of such agreement by SMC was a breach and asserts various claims, including breach of contract and the return of pre-paid fees. The claim requests a judgement against the Atlas Defendants for the return of pre-paid fees of approximately $464 thousand and additional damages to be determined at trial of not less than $7.9 million, and reimbursement of costs including legal fees and other costs. The complaint also contains references to alter ego liability and piercing the corporate veil. The Atlas Defendants believes they have substantial factual and legal defenses to these claims and intend to defend the claims vigorously.

The referenced to pre-paid fees of approximately $464 thousand have been reported in previous filings on SMC’s balance sheet. No reserves have been established for any other claims asserted in such complaint.

Item 4: Mine Safety Disclosures

Not applicable.

PART II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is listed on the Nasdaq Capital Market under the trading symbol “SLNH.” The Company’s preferred stock is listed on Nasdaq Capital Market under the trading symbol “SLNHP.”

Holders

We have one class of common stock, par value $.001, and are authorized to issue 75,000,000 shares of common stock. Each share of the Company’s common stock is entitled to one vote on all matters submitted to shareholders. As of December 31, 2023, there were 2,505,620 shares of common stock issued and outstanding. As of March 19, 2024, there were approximately 100 shareholders of record of the Company’s common stock. The number of shareholders of record does not reflect the number of persons whose shares are held in nominee or “street” name accounts through brokers.

Dividends

As of December 31, 2023, we had 3,061,245 shares of our of 9.0% Series A Cumulative Perpetual Preferred Stock outstanding, which pursuant to the Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”), of the Company entitle such holders to monthly dividends, when, as and if declared by the Company’s Board of Directors. During the year ended December 31, 2022, the Board of Directors declared, and the Company paid aggregate dividends on the shares of Series A Preferred Stock of approximately $3.9 million, respectively. The Board of Directors had not declared any Series A Preferred Stock dividends beginning October 2022 through the date of this report, as such the Company has accumulated approximately $8.6 million of dividends in arrears on the Series A Preferred Stock through December 31, 2023.

The Company’s Series B Preferred Stock included a 10% accruing dividend and could be paid in cash or stock before the shares are converted or a set date comes around. On August 11, 2023, SHI paid a mandatory dividend on its outstanding Series B Convertible Preferred Stock in the amount of approximately $656 thousand through the issuance of common stock and warrants. These warrants are fully paid except for a tiny fraction of a cent and can be used to buy SHI common stock unless doing so results in the holder owning more than 4.99% of the outstanding shares of the Company.

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

Recent Developments and Trends

2023

In 2023, we executed on the following four-pronged strategy: (1) Energize Project Dorothy; (2) Cash Flow, Site and Process Optimization; (3) Flagship Expansion; (4) Pipeline growth. A summary of our developments in these areas follows below.

Energize Project Dorothy

We transitioned our flagship data center Project Dorothy from construction to operations. ERCOT approved the energizing of the first 50 MW of our new data center on April 20, 2023. We completed the construction and ramping of the facility starting in the spring of fiscal year 2023, and completed the full ramp by the end of October 2023. The data center is colocated with Briscoe Wind Farm (“Briscoe”), a 150 MW wind power generation facility in Silverton, Texas. The project is comprised of two elements, Project Dorothy 1A (“D1A”), and Project Dorothy 1B (“D1B”), each 25 MW facilities.

D1A is focused on Bitcoin Hosting. On April 26, 2023 we signed a 5 MW 2-year hosting deal with Compass Mining at D1A. On April 24, 2023 we signed a 20 MW 2-year hosting agreement with another strategic hosting partner at Dorothy 1A. In the summer of 2023, we completed the construction of D1A and the installation of approximately 7,700 Bitcoin miners between the two customers, resulting in an installed hashrate of approximately 950 PH/s. As of December 31, 2023, D1A has consumed over 11,900 MWh of Curtailed Energy from the co-located power plant and achieved a power usage effectiveness (“PUE”) of 1.03.

The construction of D1A was made possible by a partnership with Spring Lane Capital (“SLC”), a leading venture capital firm focused on sustainability solutions. On April 22, 2022, we finalized agreements with SLC for a $35 million capital pool to finance Soluna projects alongside renewable energy power plants. Approximately $12.5 million of this was designated for the Dorothy Project. In July 2022, Soluna began tapping into the SLC managed funds to finance Dorothy construction and repay prior funding provided by the Company. In return, SLC received approximately 32% of Class B Membership Interests of D1A. On March 10, 2023, we completed a new series of project-level agreements for $7.5 million from SLC-managed funds. Due to limited liquidity, and access to the capital markets, we sold a portion of our ownership to SLC in 2023. The funds raised aided in the completion of the substation interconnection, and the final stages of project Dorothy. It also provided capital to fund Soluna’s corporate operations. SLC, increased its stake in D1A from approximately 32% to 85%, reducing Soluna’s ownership from 68% to 15%. After SLC achieves an 18% Internal Rate of Return hurdle, Soluna retains 50% of the profits on D1A.

D1B is focused on Bitcoin Mining through a strategic partnership with Navitas Global (“Navitas”). On May 9, 2023, we consummated a project-level financing with Navitas, which included a $2 million loan to D1B to complete the construction and a $12.1 million equity investment in the project. After consummating the financing, Navitas owns 49% of D1B and Soluna owns 51%. In June 2023, D1B purchased 8,378 Bitmain Antminer S19s, S19j Pro and S19j Pro+ machines for the partnership. The purchase resulted in an estimated 868 PH/s of hashrate with an average efficiency of 29.9 J/TH and at a cost of $10.59 $/TH. As of December 31, 2023, over 7,900 of the miners had been deployed. D1B was fully energized and began ramping in late October 2023. D1B now has an installed hashrate of 817 PH/s. As of December 31, 2023, D1B has consumed over 10,600 MWh of Curtailed Energy from the co-located power plant and achieved a power usage effectiveness (“PUE”) of 1.03.

The Company consolidated the accounts of D1A, Variable Interest Entities (“VIE”) as of December 31, 2023 and December 31, 2022 respectively, and for D1B as of December 31, 2023.

Demand Response Services at Dorothy

In November 2023, we completed our registration of Project Dorothy for one of ERCOT’s demand response programs establishing the project as key contributor to intelligent and flexible energy solutions, promoting environmental and economic advantages for the state of Texas. It also allowed us to diversify our revenue. Under the program, we have a single promise to stand ready, on a monthly basis, to deliver a set amount of curtailment (committed capacity) per month when and if called upon by ERCOT. Soluna will be able to make additional revenue for Project Dorothy by providing this grid resilience support and potentially reduce its power costs, making it among the lowest cost players in the industry.

Cash Flow, Site and Process Optimization

In the second quarter of 2023, we shifted our business from primarily proprietary Bitcoin Mining to Bitcoin Hosting. We signed 50 MW of hosting agreements at Dorothy 1A and Sophie.

Sophie

Project Sophie is a 25 MW data center, based in Murray, Kentucky connected to the grid, (“Sophie”). The project has a Power Purchase Agreement (“PPA”) that requires the curtailment of the site during certain hours of the day to help balance the Kentucky grid.

The Company owns 100% of the facility and completed its construction in 2021. In the second quarter of fiscal year 2023, we shifted Project Sophie to Data Hosting, signing contracts with leading Bitcoin miners. We sold older, less efficient Bitcoin mining equipment and used the cash to make operational improvements to the site and to fund corporate operations. Throughout 2023, Sophie progressively secured new more profitable hosting contracts. We have deployed over 8,000 mining machines for hosting in 2023 at the site. The Data Hosting agreements are a combination of a fixed services fee and a profit share component. The cost of power is passed through to customers. Customers at the site now include leading public Bitcoin Miners such as Bit Digital, Compass Mining, and other leading sustainability focused customers.

Marie

In February 2023, Project Marie, our 20 MW data center in Kentucky was decommissioned. The decision was sparked by following events:

●	NYDIG our asset-backed-lender on mining and infrastructure equipment, accelerated their loan and repossessed their collateral.
●	Our Bitcoin Hosting customer, Atlas Technology Group, LLC (“Atlas”), at the site failed to upgrade and invest in their mining equipment, decreasing the profitability of the site.
●	Our landlord, CC Metals and Alloys, LLC, (“CCMA”) terminated our lease.

As a result, we disposed of all remaining assets at the site, terminated the Atlas hosting agreement, and decommissioned the site.

Edith

Project Edith was a project permitted to consume up to 3.3 MWs located in Wenatchee, Washington. In September 2022, we sold the mining assets and other mining equipment at the site for $790 thousand. Soluna has committed to providing certain facilities contracts at cost plus a markup to facilitate the continued operations for the mining assets for the new ownership.

Cost Cutting and Process Optimization

In 2023, we implemented a number of cost cutting measures including staff reductions, renegotiations or termination of key advisory agreements. We ramped up a new Financial Planning and Analysis (“FP&A”) function to provide our management and operations teams better insight into the financial performance of our data centers. This helped us find opportunities to improve profitability and proactively address critical issues with infrastructure equipment at all sites. Our MaestroOS software platform managed the efficient operations of projects Dorothy and Sophie through record setting temperatures (hot and cold) in both Texas and Kentucky in 2023.

Expand Flagship, Dorothy 2

In 2023, we began the planning process for building out the second 50 MW phase of Project Dorothy – Dorothy 2. We completed the design, established new procurement partners, and submitted an updated approval to ERCOT for approval.

Grow Pipeline

We signed a term sheet for a new 166 MW data center called Kati that will be integrated with a 300 MW wind farm that has surplus energy due to increasing curtailment by the grid. We worked throughout 2023 to advance the project through grid operator’s, ERCOT planning process.

Data Center Locations and Ownership

Below is a table showing our operating sites, business models, the Company’s ownership percentages and power source to guide the influence on our financials. We currently operate 75 MW of facilities across two locations.

Project	Corporate Entity	State	MW	Soluna Ownership	Business Model	Power Source
Sophie	Soluna SW, LLC	KY	25	100%	Bitcoin Hosting	Grid / Hydro
Dorothy 1A	Soluna DVSL ComputeCo, LLC	TX	25	15%	Bitcoin Hosting	Wind
Dorothy 1B	Soluna DV ComputeCo, LLC	TX	25	51%	Bitcoin Mining	Wind

Convertible Noteholders

In 2023, the Company negotiated three amendments to the October Convertible Notes. In early 2024, a fourth amendment was negotiated. These amendments were focused on extending the maturity date of the notes, lowering the conversion price of the notes, adding features to the notes to allow early payoff with predetermined cost, and the repricing of certain warrants to assist the company in raising capital for operations.

2022

The second half of 2022 was a tumultuous period for the company. Bitcoin declined from a high of $50 thousand to nearly $16 thousand. The decline in price was triggered by a collapse of key players in the cryptocurrency ecosystem including 3AC and FTX. The war in Ukraine had a profound impact on power costs, due to rising gas prices. And, ERCOT instituted a new interim protocol for Crypto related power consumers called Large Flexible Load (“LFL”), which significantly slowed progress at our flagship site, Project Dorothy. Our June 2022 financing plan was put on hold due to market volatility and reduced appetite for new issuances. By the end of 2022, we began to plan a transition away from proprietary mining to Bitcoin hosting.

Industry Trends

Soluna’s business is influenced by several industry trends, including: (1) challenges in the Bitcoin ecosystem, (2) the Bitcoin Halving, (3) the Inflation Reduction Act, (4) the global Supply Chain, (5) the growth of AI.

Bitcoin Ecosystem

Fiscal years 2022 and 2023 proved challenging for the Bitcoin Mining industry. In 2022, several companies in the ecosystem initiated bankruptcy proceedings due to the severe decline in the price of Bitcoin and, the impact on energy prices of the war in Ukraine. This turmoil continued into most of 2023 with many companies working their way through chapter 11 and flooding the market with equipment sales. The trial of Sam Backman Fried, founder and CEO of FTX, the industry’s largest digital asset exchange, dominated the news and continued to compress the value of Bitcoin. Later in the year Changpeng Zhao, the founder of Binance, the largest cryptocurrency exchange in the world, pleaded guilty to money laundering violations. By the end of 2023, tides began to turn for Bitcoin as major asset managers like Black Rock, Greyscale, and Bitwise filed for Bitcoin Spot ETFs. This caused a surge in Bitcoin price beginning in the tail end of 2023 that has benefited revenues in the ecosystem.

Bitcoin Halving

In April 2024, Bitcoin will undergo its fourth halving event, occurring approximately every four years or after every 210,000 blocks are mined. During a halving, miners’ rewards for validating transactions and creating new blocks on the Bitcoin blockchain are cut in half, reducing the rate of new Bitcoin generation. This event typically triggers anticipation and speculation within the Bitcoin community and among investors, leading to increased market activity. Price volatility tends to rise before and after a halving as the market reacts to perceived supply scarcity. Mining profitability decreases post-halving, potentially prompting some miners to shut down operations. This often sparks consolidations in the space reducing the number of mining companies. However, the network automatically adjusts mining difficulty to ensure consistent block production. The halving also causes a supply shock, reducing Bitcoin’s inflation rate and potentially driving long-term price appreciation, although past performance does not guarantee future outcomes. The 2024 halving will be the first to happen during a high interest rate environment, and in the presence of strong institutional demand for Bitcoin driven by ETFs.

Inflation Rate Act

The Inflation Reduction Act of 2022 (“IRA”), signed into law by President Biden, is a significant investment in climate and energy in the U.S. At the time of its passage, legislators estimated that the bill would allocate $370 billion, primarily in the form of tax credits, to a wide array of decarbonization efforts. Recent private estimates are much higher. In March, the Brookings Institute released a study estimating the spending at $1.2 trillion, which is three times the Congressional estimate. The Act aims to tackle the climate crisis, advance environmental justice, secure America’s position as a world leader in clean energy manufacturing, and work towards achieving a net-zero economy by 2050. Since its enactment, the Inflation Reduction Act has driven substantial investment in clean energy projects, with over $110 billion announced in new clean-energy manufacturing investments. This includes investments in electric vehicle supply chains and solar manufacturing. Overall, the IRA stimulates economic growth through renewable energy development and infrastructure reinvestment in the United States.

Supply Chain

The global supply chain is facing challenges, particularly in the electric power sector, due to the scarcity of power infrastructure components like transformers. The electric grid component market is experiencing a supply and demand mismatch, leading to an ongoing shortage of transformers and other grid components. Over 70% of transmission and power transformers in the U.S. are over 25 years old, and there is insufficient manufacturing capacity to meet the demand for grid transformers and component parts. Factors contributing to the scarcity include aging infrastructure, increasing demand for electricity, extreme weather events threatening reliability, insufficient domestic manufacturing capacity, and reliance on foreign suppliers. President Biden authorized the use of the Defense Production Act Title III to accelerate domestic production of electric grid transformers and components to address the shortage. Companies are using emergency stocks of components, reviewing scheduled work, substituting materials when possible, improving communication with suppliers, and digitalizing processes to enhance efficiency. The scarcity of power infrastructure components like transformers is a critical issue and efforts are being made to address these challenges through various strategies and actions.

AI

Since the inception of ChatGPT by OpenAI, AI has experienced remarkable growth, transforming the field. Large language models (“LLM”s) have revolutionized AI, fueling interest in generative AI technologies. The introduction of ChatGPT alone has increased AI-related job listings significantly, indicating its impact beyond tech. In 2023, global venture capital investments in AI soared to $50 billion, reflecting confidence in AI’s future potential. Funding focus has shifted to mature companies with proven technologies, signaling market maturation. This growth has driven demand for computing resources and attracted enterprise interest. The generative AI market is projected to reach $1.3 trillion by 2032, with significant energy implications. By 2030, AI could comprise 3-4% of global power demand, with Google already attributing 10-15% of its power use to AI technologies. The widespread adoption of generative AI like ChatGPT may substantially increase energy consumption across various applications and services.

Tailwinds and Headwinds

To understand the impact of the unprecedented combinations of these industry trends our business, we have prepared the following table.

Trend	Tailwind or Headwind?	Why
Bitcoin Ecosystem	Both.	Consolidation in the space will likely decrease competition on the Bitcoin network, increasing our pro rata share of profits. Our industry leading power prices will allow us to stay on the network longer. Increased regulation of the industry could increase our costs.
Bitcoin Halving	Both.	Reduction in block-reward will represent a short-term reduction in revenue. But, the supply-shock effect and the growth of ETF may lessen the volatility. A projected rise in Bitcoin price after the halving would increase revenues and increase demand for our low-cost data centers.
Inflation Reduction Act	Tailwind.	The IRA is accelerating the development of new renewable power plants across the country and extending the tax incentives. This growth is likely to exacerbate the wasted energy problem as grid transmission will not keep pace. This would help to increase the company’s long-term project pipeline.
Supply Chain	Headwind.	Difficult to source equipment could affect our growth. We have developed strategic relationships with key equipment providers with manufacturing facilities in the US and Abroad.
AI	Tailwind.	The energy demands of AI will increase focus on the sustainability of the industry. We expect increasing demand for specialized AI data centers with access to renewable energy. This will likely open opportunities for Soluna to provide AI Cloud and Co-location services to new companies and enterprises investing in AI initiatives.

See Part I, Item 1A. “Risk Factors” of this Annual Report for additional discussion regarding potential impacts our competitive and evolving industry trends may have on our business.

Consolidated Results of Operations

Results of Operations for the Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022.

The following table summarizes changes in the various components of our net loss during the year ended December 31, 2023 compared to the year ended December 31, 2022.

(Dollars in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022	$ Change	% Change
Cryptocurrency mining revenue	$10,602	24,409	(13,807)	(57)%
Data hosting revenue	10,196	4,138	6,058	146%
Demand response service revenue	268	-	268	100%
Operating costs and expenses:
Cost of cryptocurrency mining revenue, exclusive of depreciation	6,365	14,226	(7,861)	(55)%
Cost of data hosting revenue, exclusive of depreciation	5,601	3,572	2,029	57%
Costs of revenue- depreciation	3,863	18,708	(14,845)	(79)%
General and administrative expenses, exclusive of depreciation and amortization	15,390	19,203	(3,813)	(20)%
Depreciation and amortization associated with general and administrative expenses	9,513	9,506	7	-%
Impairment on equity investment	-	750	(750)	(100)%
Impairment on fixed assets	575	47,372	(46,797)	(99)%
Operating loss	(20,241)	(84,790)	64,549	(76)%
Other (expense) income, net	(1,479)	22	(1,501)	(6,823)%
Interest expense	(2,748)	(8,375)	5,627	(67)%
Loss on sale of fixed assets	(398)	(4,089)	3,691	(90)%
Loss on debt extinguishment and revaluation, net	(3,904)	(11,130)	7,226	(65)%
Loss before income taxes from continuing operations	(28,770)	(108,362)	79,592	(73)%
Income tax benefit (expense) from continuing operations	1,067	1,346	(279)	(21)%
Net loss from continuing operations	(27,703)	(107,016)	79,313	(74)%
Net income from discontinued operations	-	7,921	(7,921)	(100)%
Net loss	(27,703)	(99,095)	71,392	(72)%
Net income (loss) attributable to non-controlling interest	1,498	(380)	1,878	(494)%
Net loss attributable to Soluna Holdings, Inc.	$(29,201)	(98,715)	69,514	(70)%

The following table summarizes the balances for the Project sites for cryptocurrency mining revenue, data hosting revenue, cost of cryptocurrency mining revenue, exclusive of depreciation, cost of data hosting revenue, exclusive of depreciation, and cost of depreciation during the year ended December 31, 2023:

(Dollars in thousands)
	Project Dorothy 1B	Project Dorothy 1A	Project Sophie	Project Marie	Other	Total

Cryptocurrency mining revenue	$6,849	$-	$2,984	$769	$-	$10,602
Data hosting revenue	-	6,876	3,021	276	23	10,196
Demand response services	-	-			268	268
Total revenue	$6,849	$6,876	$6,005	$1,045	$291	$21,066

Cost of cryptocurrency mining, exclusive of depreciation	$3,358	$-	2,206	801	-	6,365
Cost of data hosting revenue, exclusive of depreciation	-	4,366	1,030	205	-	5,601
Cost of revenue- depreciation	1,816	755	1,154	136	2	3,863
Total cost of revenue	$5,174	$5,121	$4,390	$1,142	$2	$15,829

The following table summarizes the balances for the Project sites for cryptocurrency mining revenue, data hosting revenue, cost of cryptocurrency mining revenue, exclusive of depreciation, cost of data hosting revenue, exclusive of depreciation, and cost of depreciation during the year ended December 31, 2022:

(Dollars in thousands)
	Project Dorothy 1B	Project Dorothy 1A	Project Sophie	Project Marie	Other	Total

Cryptocurrency mining revenue	$-	$-	$13,221	$10,028	$1,160	$24,409
Data hosting revenue	-	-	-	4,131	7	4,138
Demand response services	-	-	-	-	-	-
Total revenue	$-	$-	$13,221	$14,159	$1,167	$28,547

Cost of cryptocurrency mining, exclusive of depreciation	$54	$-	7,471	6,048	653	14,226
Cost of data hosting revenue, exclusive of depreciation	-	54	-	3,518	-	3,572
Cost of revenue- depreciation	-	-	10,597	7,813	298	18,708
Total cost of revenue	$54	$54	$18,068	$17,379	$951	$36,506

Cryptocurrency Mining Revenue: Cryptocurrency revenue consists of revenue recognized from Soluna’s cryptocurrency mining operations. Cryptocurrency mining revenue was approximately $10.6 million for the year ended December 31, 2023, respectively, compared to $24.4 million for the year ended December 31, 2022, respectively, a $13.8 million decrease. We noted the significant decrease mainly related to volume variances due to Project Marie operations being decommissioned in February 2023 creating a decrease of approximately $9.3 million. In addition, the Company switched from a proprietary mining business model at Project Sophie to data hosting in the middle of April 2023 with a complete conversion to hosting by the third quarter of fiscal year 2023, which created a decrease of approximately $10.2 million. Offsetting the decline in cryptocurrency mining revenue was the deployment and ramping up of proprietary mining at Dorothy 1B for the year ended December 31, 2023, which created an increase of approximately $6.8 million.

Data Hosting Revenue: In August 2021, the Company began cryptocurrency hosting services in which we provide energized space and operating services to third-party mining companies who locate their mining hardware at one of our mining locations, in which they may receive a fee per miner installed, revenue share and if additional services are rendered, an additional service fee is charged to the hosted parties. Data hosting revenue was approximately $10.2 million for the year ended December 31, 2023 compared to $4.1 million for year ended December 31, 2022, an increase of approximately $6.1 million. The significant increase was primarily related to energization and the deployment of hosting customers at Project Dorothy 1A in the second quarter of 2023 creating approximately $6.9 million in data hosting revenue. In addition, Project Sophie switched their business model from proprietary mining to data hosting in the second quarter of 2023, which created an additional increase of approximately $3.0 million. Offsetting the increase for the year was the decommission of Project Marie operations in February 2023 causing a decline of approximately $3.9 million.

Demand Response Service: In November 2023, we completed our registration of Project Dorothy for one of ERCOT’s demand response programs, in which we began services in December 2023. On a monthly basis we stand ready to deliver a set amount of committed capacity per month when and if called upon by ERCOT. No such services were performed for the year ended December 31, 2022.

Cost of Cryptocurrency Revenue, exclusive of depreciation: Cost of cryptocurrency mining revenue includes direct utility costs, site overhead expenses, and overhead costs that relate to the operations of our cryptocurrency mining facilities in Washington, Kentucky, and Texas. Going forward, cost of cryptocurrency revenue will include any additional cryptocurrency mining facilities that are part of the Company’s future pipeline.

Cost of cryptocurrency mining revenue, exclusive of depreciation costs, was approximately $6.4 million for the year ended December 31, 2023, respectively, compared to approximately $14.2 million for the year ended December 31, 2022, respectively. As noted above, the major reasons for the significant declines were due to a production volume decline from the ceasing of operations at Project Marie causing a decrease of approximately $5.3 million, and switching to a data hosting model from a proprietary mining model at Project Sophie causing a decline of approximately $5.2 million. These declines at Project Marie and Project Sophie were offset with increases at Project Dorothy 1B due to energization in the third quarter of 2023, creating an increase in costs of approximately $3.3 million.

Cost of Data Hosting Revenue, exclusive of depreciation: Cost of data hosting revenue includes utility charges, site overhead expenses, and other charges.

Cost of data hosting revenue was approximately $5.6 million for the year ended December 31, 2023, compared to $3.5 million for the year ended December 31, 2022. This increase was due to Project Dorothy 1A which began operations and hosting services in May 2023, creating costs of approximately $4.4 million and had minimal costs in fiscal year 2022. The increase was offset as a direct result by Project Marie’s operations ceasing in February 2023, where the main hosting contract was also simultaneously terminated, creating a decline in costs of approximately $3.3 million. While the Company began data hosting operations at Project Sophie in mid April 2023, which created an increase in costs of approximately $1.0 million, the energy costs associated with the hosting contract arrangements contained pass-through costs for electricity charges. In contrast, a large portion of the fiscal year 2022, the electricity costs were not pass-through costs, thus reducing the cost of revenue recorded for fiscal year 2023 for Project Sophie and Marie.

Cost of revenue- depreciation: Depreciation costs associated with cryptocurrency and data hosting revenue was approximately $3.9 million for the year ended December 31, 2023 compared to $18.7 million for the year ended December 31, 2022. The significant decline related to a higher net book value in property, plant, and equipment, (“PPE”) between the two periods. During the fiscal year 2022, the Company’s PPE net book value was as at $90.8 million in August 2022 compared to the net book value in 2023 of $46.5 million in August 2023. In fiscal year 2022, the Company impaired approximately $47.4 million of PPE of which $28.1 million was in the third quarter of fiscal year 2022 and $18.6 million was in the fourth quarter of fiscal year 2022, which resulted in lower net book value PPE for the beginning of fiscal year 2023, and a decline in depreciation costs for the year ended December 31, 2023. Beginning in the third quarter of fiscal year 2023, the Company has begun to invest more in capital expenditures in which has more than tripled purchases compared to the first six months of fiscal year 2023, as such the Company expects to see depreciation costs to significantly increase over the next several months.

General and Administrative Expenses:

General and administrative expenses include cash and non-cash compensation, benefits and related costs in support of our general corporate operations, including general management, finance and accounting, human resources, marketing, information technology, corporate development, and legal services.

General and administrative expenses for the year ended December 31, 2023 was approximately $15.4 million compared to $19.2 million for the year ended December 31, 2022, a decrease of approximately $3.8 million or 20%. This decrease was mainly related to decreased salaries, benefits, and other employee expenses, consulting and legal fees, other outside charges, and insurance expenses, offset with an increase in investor relation expenses.

Salaries, benefits, and other employee expenses decreased by approximately $1.4 million due to employee recruitment fees decreased by approximately $329 thousand for the year ended December 31, 2023 compared to the year ended December 31, 2022 as the Company was actively recruiting for new employees for the Company in fiscal year 2022. Wages and salaries, including fringe benefits decreased by approximately $1.0 million due to differences in headcount and personnel costs between the comparable periods. In addition, employee related expenses decreased approximately $288 thousand for the year ended December 31, 2023 compared to the year ended December 31, 2022 as employees performed more traveling for events and site visits in the prior year compared to current year. This was offset with a higher bonus expense of approximately $200 thousand for year ended December 31, 2023 compared to the year ended December 31, 2022.

Legal fees decreased by approximately $1.1 million for the year ended December 31, 2023 compared to the year ended December 31, 2022. The Company had higher legal fees for the year ended December 31, 2022 compared to the year ended December 31, 2023, due to Dorothy project development agreements including SLC financing, power purchase agreements, Navitas financing, and ERCOT that were incurred for the year ended December 31, 2022 which were approximately $675 thousand higher than the year ended December 31, 2023. In addition, the Company incurred approximately $524 thousand more in legal fees for the year ended December 31, 2022 due to potential capital raising activities that did not occur and other corporate related legal matters, in which were not incurred or material for the year ended December 31, 2023.

The decrease in consulting fees, professional, and other outside services was approximately $1.6 million mainly due to higher consulting fees for various complex accounting transactions for the year ended December 31, 2022. These higher fees were due to the accounting activities related to the convertible debt addendums in July and September 2022, the sale of MTII Instruments and the accounting for the asset acquisition transaction and other valuations by approximately $620 thousand compared to the year ended December 31, 2023. In addition, there were additional nonrecurring consultant fees incurred for the year ended December 31, 2022 of approximately $220 thousand for management, general and other market consulting fees that was not incurred for the year ended December 31, 2023. In addition, the Company incurred approximately $62 thousand more in temporary help related fees for the year ended December 31, 2022 compared to the year ended December 31, 2023. Other outside services decreased by approximately $519 thousand for the year ended December 31, 2023 compared to the year ended December 31, 2022, due to reduced non-recurring expenses incurred including property tax advisors, website developers, and ERCOT market advisory fees that were one-time costs in 2022, as well as the Company cancelling services with two vendors that contributed $285 thousand of services in 2022, and expenses related to internal controls consultants used for the year ended December 31, 2022 compared to the year ended December 31, 2023.

Investor relations increased by approximately $980 thousand due to the Company implementing a series of investor acquisition and influencer marketing programs to attract new investors to Soluna Holdings.

Depreciation and Amortization associated with general and administrative expenses: Depreciation and amortization expense for the year ended December 31, 2023 totaled approximately $9.5 million, consistent with year ended December 31, 2022. The amortization expense related to the strategic pipeline contract that was acquired in October 2021.

Impairment on Equity Investment: During the year ended December 31, 2022, the Company fully impaired the equity method investment of $750 thousand due to current projections with the equity investment in HEL.

Impairment on Fixed Assets: During the year ended December 31, 2023, the Company’s impairment charges of approximately $575 thousand related to impairment of approximately $165 thousand for power supply units (PSUs) at the Project Sophie location, and $410 thousand for revaluing S19, M30, M31, and M32 miners to market conditions and sales prices of related miners made during and subsequent to year-end.

During the year ended, December 31, 2022, the Company had impairment charges of approximately $47.4 million, relating to a multiple of factors including, S-9 and L3 miners in storage in which the carrying balance exceeded its fair value by approximately $1.9 million. In addition, the Company assessed the active miners in operations and determined there had been a decline in the market value of the active miners in the Company’s operations for fiscal year 2022. As a result, a quantitative impairment analysis was required as of December 31, 2022. As a result, the Company reassessed its estimates and forecasts as of December 31, 2022, to determine the undiscounted cash flows and whether the miners would be recoverable. It was determined based on the analysis, that the undiscounted cash flow with residual value was less than the net book value as of December 31, 2022, confirming the existence of a triggering event, and therefore required an impairment to be recognized. Based on a comparison of the fair value of the active miners to the net book value, the Company recorded an impairment charge of approximately $39.4 million to be recognized on the consolidated statements of operations for the year ended December 31, 2022. As of December 31, 2022, the Company had M20 miners and M21 miners in service at the Sophie location. Of these miners a portion were planned to be sold in the near future in fiscal year 2023. As a result of the fair value analysis as of December 31, 2022, the Company concluded the carrying amount of the property, plant and equipment associated with the M20 and M21 miners of approximately $2.1 million exceeded its fair value of $295 thousand, which resulted in impairment charges of approximately $1.8 million on the consolidated statements of operations for the year ended December 31, 2022.

As of December 31, 2022, the Company had equipment held at vendors including switchgears, transformers, busways and bus plugs. The Company had discussions with a potential buyer and our board of directors regarding the approval for sale of the switchgears held at vendor. The company had a purchase order received for the switchgear, subject to inspection of the equipment and final sale. The sale of the equipment held at one of our vendors would mean the equipment was not being used for its intended purpose. As such, the Company reassessed its estimates and forecasts as of December 31, 2022, to determine the fair values of the equipment held at vendor. As a result of the fair value analysis as of December 31, 2022, the Company concluded the carrying amount of the equipment held at vendor of approximately $2.8 million exceeded its fair value of $916 thousand, which resulted in an impairment charge of $1.9 million on the consolidated statements of operations for the year ended December 31, 2022.

Due to the decommissioning of Project Marie in February 2023, the Company disposed of approximately $1.7 million worth of leasehold improvements and general electrical upgrades and equipment which were attached to the facility which could not be salvaged for any value, and therefore the Company impaired those assets for the full amount as of December 31, 2022. As such, the Company had equipment held for sale due to the closure in the first quarter of 2023. Based on a fair value analysis compared to the Company’s net book value of the equipment still held resulted in an impairment of approximately $700 thousand was recorded on the consolidated statements of operations for the year ended December 31, 2022. As a result, the total impairment for the Marie assets not attached to the NYDIG collateralized assets (see legal proceedings) was approximately $2.4 million for the year-ended December 31, 2022.

Interest Expense: Interest expense for the year ended December 31, 2023 was approximately $2.7 million and related to default and continuing interest expense of the NYDIG loan of approximately $1.4 million (see legal proceedings), a financing loan with Navitas of approximately $228 thousand, interest and other charges of approximately $212 thousand for the promissory notes issued in January and February of 2023 to certain investors, and interest on amortization of warrants for the convertible debt of approximately $475 thousand, as well as default interest charged through March 10, 2023 for the convertible holders of approximately $420 thousand. Interest expense for the year ended December 31, 2022 was $8.4 million primarily related to $6.7 million of interest expense in relation to the October Secured Notes issued on October 25, 2021 (“Convertible Note agreement”) and certain promissory notes issued in each of February, March, and April 2022 and repaid as part of the offering of Series A preferred stock in June 2022. The amortization of warrants and debt discounts was at a higher value in the year ended December 31, 2022 by approximately $6.2 million, due to the value associated with the warrants from when the Company entered into the October Secured Note agreement in 2021, in which was subsequently amended in July and September of 2022, in which the Company needed to extinguish the original debt and establish a new fair value of debt, in which less amortization was associated. Interest expense of $1.7 million for the year ended December 31, 2022, respectively was also incurred under the NYDIG facility and due to its December 2022 default.

Loss on Debt Extinguishment and Revaluation, net: During the fiscal year ended December 31, 2022, the Company entered into the Convertible Debt Addendum and Convertible Debt Addendum Amendment, in which per guidance in ASC 470, the Convertible Notes were treated as a debt extinguishment in our consolidated financial statements. The Company incurred a loss on the fair value valuation of approximately of approximately $12.9 million for the debt extinguishment and revaluation of debt through September 31, 2022. The Company did a fair value assessment of the Convertible Notes as of December 31, 2022 and recognized a gain from previous valuation of $1.8 million; therefore, the net loss for extinguishment and revaluation for the year ended December 31, 2022 was approximately $11.1 million. The Company incurred a loss on debt extinguishment and revaluation of approximately $3.9 million for the year ended December 31, 2023. On May 11, 2023, the Company entered into a new debt amendment agreement (“Second Amendment”) with the convertible noteholders and issued new warrants, creating a debt extinguishment and loss of $1.8 million. The main factor for the loss was the valuation of the new warrants. On November 20, 2023, the Company completed another new amendment (the “Third Amendment”) of the convertible notes and incurred an additional loss on extinguishment and revaluation of approximately $911 thousand. With quarterly fair value assessments and conversions of debt throughout the year ending December 31, 2023, Company incurred an additional loss on revaluation of approximately $1.2 million with changes in annual volatility of the debt at each quarter end, in addition to note conversions that occurred throughout the year. See Note 9 for further details.

Loss on Sale of Fixed Assets: The Company incurred a $398 thousand loss on sale of fixed assets for the year ended December 31, 2023 in connection with the disposal and sale of miners (M20, M21, M30, and M31 models) and equipment which included Switchgear and Tesseracks (mobile, Bitcoin mobile equipment) for approximately $147 thousand at the Project Sophie and Project Marie sites. For the sale of miners and equipment, the Company received proceeds of approximately $2.5 million which had a net book value of approximately $2.65 million. In addition to the sale of fixed assets, the Company incurred a $251 thousand loss on sale of assets in relation to NYDIG collateral repossession, in which the Company had to pay for expenses and legal fees in related to the disposition. The Company incurred a $4.1 million loss for the year ended December 31, 2022, in connection with the disposal of miners and equipment with a net book value of approximately $6.9 million for the year ended December 31, 2022 in which the Company received proceeds of $2.8 million for year ended December 31, 2022.

Other expense, net: For the year ended December 31, 2023, there was approximately $1.5 million other expense, net. The main reason for the balance was due to an approximately $1.0 million penalty charge in relation to moving further in the settlement litigation with NYDIG. In addition, there was a $250 thousand expense in relation to an extension fee for the noteholders of the convertible debt when the 2nd Amendment was signed on May 11, 2023, in addition to the prepayment penalty for the notes payable in the third quarter of fiscal 2023. There were no material other expenses for the year ended December 31, 2022.

Income Tax Benefit from Continuing Operations: Income tax benefit from continuing operations for the year ended December 31, 2023 was $1.1 million compared to an income tax benefit of $1.3 million for the year ended December 31, 2022. The income tax benefit for the fiscal year ended December 31, 2023 and 2022 related to deferred tax amortization impact of acquiring an asset in a transaction that is not a business combination when the amount paid exceeds the tax basis on the acquisition date. As such, the Company is required to adjust the value of the strategic contract pipeline by approximately $10.9 million at inception date (October 29, 2021), in which was recorded as a deferred tax liability and this amount will be amortized over the life of the asset. For the years ended December 31, 2023 and 2022 the Company amortized approximately $2.2 million. For the year ended December 31, 2023, these amounts were offset with a timing difference due to significant increase for in-service capital assets at the Dorothy entities which created an offset of approximately $1.1 million in deferred income tax expense. Income tax benefit from continuing operations for the year ended December 31, 2022 was $1.3 million, which mainly related to the amortization of deferred tax liability for the strategic pipeline discussed above, offset by a $295 thousand deferred tax expense incurred in the second quarter of 2022 related to increasing the Company’s valuation allowance associated with the deferred tax asset, as well as a $503 thousand deferred tax state adjustment.

Net Income from Discontinued Operations: As of December 31, 2022, the Company’s MTI Instruments business was reported as discontinued operations up to the date of the sale on April 11, 2022. For the year ended December 31, 2022, the Company’s net income from discontinued operations was $7.9 million. This was primarily due to the $7.7 million gain on the sale of MTI Instruments and only having approximately three months of operations prior to the sale on April 11, 2022. The Company did not incur any gains or costs for the year ended December 31, 2023.

Net Income (loss) attributable to non-controlling interest: Net income attributable to non-controlling interest for the year ended December 31, 2023 was approximately $1.5 million compared to a net loss attributable to non-controlling interest for the year ended December 31, 2022 of approximately $380 thousand. This amount relates to Springlane’s 85% noncontrolling interest of the net profit in Soluna DVSL and Navitas 49% noncontrolling interest of the net profit in Soluna DV ComputeCo for the year ended December 31, 2023, compared to the Springlane’s 32.2% noncontrolling interest of Net loss in Soluna DVSL for the year ended December 31, 2022. Note, there was no noncontrolling interest of DV ComputeCo for the year ended December 31, 2022. The change in non-controlling interest relates to continued profitability at Dorothy 1A and Dorothy 1B, creating a total net profit which started to grow in the third quarter of fiscal year 2023. There was no minority interest for Dorothy 1B (DV ComputeCo), until the 2nd quarter of 2023, when Navitas obtained interest in DV ComputeCo. Dorothy 1A had a net profit of approximately $896 thousand for year ended December 31, 2023 compared to a $1.2 million net loss in year-ended 2022. It should also be noted that the non-controlling interest for DVSL with Springlane was 32.2% for fiscal year 2022, compared to 85% beginning January 1, 2023. As such, DVSL (Dorothy 1A) had a net profit for minority interest of $765 thousand for the year ended December 31, 2023 compared to $380 thousand net loss in minority interest for year ended December 31, 2022, a $1.1 million increase. In addition, the increase also related to Dorothy 1B, which had a zero balance in year-ended December 31, 2022 for non-controlling interest to a non-controlling interest profit of $733 thousand beginning in May 2023 through the year ended December 31, 2023. As the Company was generating revenue from energization at Project Dorothy, the Company began to see a shift from a net loss to profit within non-controlling interest.

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

Reconciliations of Adjusted EBITDA to net income from continuing operations, the most comparable U.S. GAAP financial metric, for historical periods are presented in the table below:

(Dollars in thousands)	Years Ended December 31,
	2023	2022

Net loss from continuing operations	$(27,703)	$(107,016)
Interest expense	2,748	8,375
Income tax (benefit) expense	(1,067)	(1,346)
Depreciation and amortization	13,376	28,214
EBITDA	(12,646)	(71,773)

Adjustments: Non-cash items

Stock-based compensation costs	4,312	3,852
Loss on sale of fixed assets	398	4,089
Loss on debt extinguishment and revaluation, net	3,904	11,130
Impairment of equity investment	-	750
Impairment on fixed assets	575	47,372
Adjusted EBITDA	$(3,457)	$(4,580)

Stock based compensation costs represented approximately $3.4 million non-cash restricted stock units and $908 thousand non-cash stock options for the year ended December 31, 2023 to members of our Board of Directors and certain Company employees compared to non-cash restricted stock units of approximately $2.6 million to members of our Board of Directors and certain Company employees for the year ended December 31, 2022 and non-cash stock options of approximately $1.2 million for the year ended December 31, 2022.

The following table represents the Adjusted EBITDA activity between each three-month period for the year ended December 31, 2023.

(Dollars in thousands)
	Three months ended March 31, 2023	Three months ended June 30, 2023	Three months ended September 30, 2023	Three months ended December 31, 2023	Year ended December 31, 2023

Net loss from continuing operations	$(7,432)	$(9,257)	$(6,016)	$(4,998)	$(27,703)
Interest expense, net	1,374	486	495	393	2,748
Income tax (benefit) expense from continuing operations	(547)	(547)	569	(542)	(1,067)
Depreciation and amortization	3,002	2,918	3,579	3,877	13,376
EBITDA	(3,603)	(6,400)	(1,373)	(1,270)	(12,646)

Adjustments: Non-cash items

Stock-based compensation costs	879	2,232	595	606	4,312
Loss (gain) on sale of fixed assets	78	(48)	373	(5)	398
Impairment on fixed assets	209	169	41	156	575
Loss on debt extinguishment and revaluation, net	(473)	2,054	769	1,554	3,904
Adjusted EBITDA	$(2,910)	$(1,993)	$405	$1,041	$(3,457)

The following table represents the Adjusted EBITDA activity between each three-month period for the year ended December 31, 2022.

(Dollars in thousands)
	Three months ended March 31, 2022	Three months ended June 30, 2022	Three months ended September 30, 2022	Three months ended December 31, 2022	Year ended December 31, 2022

Net loss from continuing operations	$(9,132)	$(14,104)	$(56,143)	$(27,637)	$(107,016)
Interest expense, net	2,880	3,305	1,671	519	8,375
Income tax benefit from continuing operations	(547)	(251)	(547)	(1)	(1,346)
Depreciation and amortization	6,697	7,914	8,388	5,215	28,214
EBITDA	(102)	(3,136)	(46,631)	(21,904)	(71,773)

Adjustments: Non-cash items

Stock-based compensation costs	955	1,064	890	943	3,852
Loss on sale of fixed assets	-	1,618	988	1,483	4,089
Impairment on fixed assets	-	750	28,086	18,536	47,372
Loss (gain) on debt extinguishment and revaluation, net	-	-	12,317	(1,187)	11,130
Impairment on equity investment	-	-	750	-	750
Adjusted EBITDA	$853	$296	$(3,600)	$(2,129)	$(4,580)

Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table:

	Years Ended December 31,
(Dollars in thousands)	2023	2022
Cash	$6,368	$1,136
Restricted cash	3,999	685
Working capital (deficit)	(13,891)	(26,049)
Net loss from continuing operations	(27,703)	(107,016)
Net income from discontinued operations	-	7,921
Net cash used in operating activities	(2,987)	(6,118)
Net cash provided by operating activities for discontinued operations	-	369
Purchase of property, plant and equipment	(12,705)	(63,684)
Cash dividends paid on preferred stock	-	(3,852)

The Company had a consolidated accumulated deficit of approximately $251 million as of December 31, 2023. As of December 31, 2023, the Company had negative working capital of approximately $13.9 million, $8.7 million outstanding principal in notes payable that may be converted to common stock, a subsidiary of the Company that defaulted on equipment financing and has a current outstanding loan of $9.2 million, and a 2-year $2.05 million principal loan commitment to Navitas, in which as of December 31, 2023 has an outstanding principal balance of approximately $1.7 million. The Company had outstanding commitments as of December 31, 2023, related to SCI for $100 thousand in capital expenditures, and approximately $6.4 million of cash available to fund its operations.

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

We plan to continue funding operations from our current cash position and our projected 2024 cash flows pursuant to management’s plans. If necessary, we may also seek to supplement our resources by increasing credit facilities to fund operational working capital and capital expenditure requirements. We expect to fund growth, including additional development and build-outs of data centers through project-level capital raising and equity sale activities, to the extent that we can successfully raise capital through sales of additional debt or equity securities, as well as a variety of project specific funding options. Any additional financing, if required, may not be available to us on acceptable terms or not at all.

As shown in the accompanying financial statements, the Company did not generate sufficient revenue to generate net income, a negative working capital, and has a cash used in operations position as of December 31, 2023. These factors, among others indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after issuance of these financial statements as of December 31, 2023, or April 1, 2024.

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

Operating Activities

Net cash used in operating activities from continuing operations was approximately $3.0 million for the year ended December 31, 2023. The Company had a net loss of approximately $27.7 million, in which was offset by non-cash items of approximately $22.5 million. The non-cash items consisted primarily of approximately $13.4 million of amortization and depreciation expenses for the intangible assets acquired in 2021 and the fixed assets still in service and capital additions in 2023. There was also approximately $4.3 million in stock-based compensation expenses, $3.9 million on loss on debt extinguishment and revaluation, and additional $1.2 million in relation to fixed asset impairments, loss on sale of fixed assets, and amortization of operating lease assets. The non-cash items were offset with a $1.1 million deferred income tax benefit. The change in assets and liabilities of approximately $2.4 million related to increases in accrued expenses of $3.9 million in which related to interest for the NYDIG loan, sales and real estate tax accruals, and bonus accrual, as well as increase in customer deposits of $2.8 million with data hosting customers for the facility sites, offset with an increase in accounts receivable related to performing further hosting services and demand response services as of December 31, 2023.

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

Net cash provided by operating activities from discontinued operations was $369 thousand for the year ended December 31, 2022. There were no discontinued operations for the year ended December 31, 2023.

Investing Activities

Net cash used in investing activities during the year ended December 31, 2023 was approximately $10.3 million consisting mainly of capital expenditures of $12.7 million, less cash proceeds from sale of equipment of $2.3 million.

Net cash used in investing activities from continuing operations during the year ended December 31, 2022 was approximately $54.7 million. For the year ended December 31, 2022, we had $63.7 million worth of capital expenditures, less a net change in deposits on equipment of $6.4 million, and $2.6 million in proceeds from the sale of equipment.

Net cash provided by investing activities from discontinued operations during the year ended December 31, 2022 was approximately $9.1 million which mainly represented the net cash proceeds from the sale of MTI Instruments of $9.4 million for the year ended December 31, 2022. There was no cash provided by investing activities from discontinued operations for the year ended December 31, 2023.

Financing Activities

Net cash provided by financing activities was approximately $21.8 million during the year ended December 31, 2023, which consisted of cash contributions for noncontrolling interest of approximately $20.4 million, offset with distributions for non-controlling interest of $1.0 million. The Company also received net proceeds of approximately $817 thousand from the subsequent SPA offerings, in addition to proceeds from debt issuances of $3.1 million less debt payment costs of $1.1 million on promissory notes and the Navitas loan, and $350 thousand for payment on the Company’s line of credit.

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

Debt

On September 15, 2021, the Company entered into a $1.0 million unsecured line of credit with KeyBank National Association (“KeyBank”), that will, among other things, allow the Company to request loans and to use the proceeds of such loans for working capital and other general corporate purposes (the “KeyBank facility”). The line of credit bears interest at a rate of Prime + 0.75% per annum. Accrued interest is due monthly and principal is due in full following KeyBank’s demand. As of January 1, 2022, the entire line of credit of $1.0 million was drawn and outstanding. As of December 31, 2023, the entire original $1.0 million outstanding balance has been paid down, and the Company did not have an outstanding balance as of December 31, 2023. The Company does not plan to draw down on the line of credit in the foreseeable future. In addition, future drawdowns may require pre-approval by KeyBank.

On October 25, 2021, the Company issued to certain institutional investors secured convertible notes in the aggregate principal amount of approximately $16.3 million for an aggregate purchase price of $15.0 million. The notes are convertible, subject to certain conditions, at any time at the option of the investors, into an aggregate of 71,043 shares of the Company’s common stock. On July 19, 2022, the Company entered into the Addendum with the Noteholders to amend the terms the October Secured Notes. Pursuant to the Addendum, a portion of the October Secured Notes would be converted and may be redeemed in three tranches, with each tranche of $1,100,000 required to be converted into common stock in each case at the then in effect conversion price of the October Secured Notes, with such price, prior to each conversion, to be reduced (but not increased) to a 20% discount to the 5-day VWAP of the Company’s common stock. In addition, the Noteholders may require the Company to redeem up to $2,200,000 worth of October Secured Notes in connection with each tranche at a rate of $1.20 for every $1.00 owed, less the amount of October Secured Notes converted during such tranche, not including the required conversion amount if the Noteholders are unable to convert out of such amount of the October Secured Notes in each tranche. The Company is also required to deposit up to $1,950,000 in an escrow account in connection with each tranche to satisfy any redemptions, except with respect to the first tranche as provided in the Addendum Amendment. The Addendum also provides the right for the Company to pause the commencement of the conversion of the second and third tranches each for 45 days in the event the Company pursues an equity financing. Since inception, the Company has converted down approximately $3.8 million on the convertible debt. On September 13, 2022, the Company entered into the Addendum Amendment with the Noteholders to amend the terms to extend the maturity date to April 25, 2023, and increase the principal amount of the October Secured Notes by approximately $520 thousand for a total outstanding principal amount of approximately $13 million. The events of default stated in the Notice of Acceleration and Repossession defined below with NYDIG constituted a cross-default under the terms of secured convertible notes issued to the Noteholders. In addition to such cross-default, the failure of the Company pursuant to the Addendum dated as of July 19, 2022, to escrow an aggregate amount of $950,000 for the benefit of the Noteholders by December 21, 2022, constitutes an event of default under the Notes. Due to the defaults noted, the Company did not enter into the second and third tranche of conversions. As such, beginning on November 30, 2022, the Company had been accruing interest of 18% per annum on the outstanding principal amount due to the default. On March 10, 2023, the Company entered into a Second Addendum Amendment with the Noteholders, in which the Company paid approximately $617 thousand through the Company’s restricted escrow accounts and contemporaneously with the payment, the Noteholders waived all existing events of default arising under the convertible notes. On May 11, 2023, the Company entered into the Second Amendment with the Noteholders in which increased the principal outstanding balance to approximately $13.3 million and extending the maturity date to July 2024. On November 20, 2023 the Company and the Noteholders entered into a Third Amendment Agreement to amend the Notes, the October SPA and related agreements to facilitate future financings by the Company that may include funds for prepayment of the Notes by permitting the Company to force conversion of up to $1.5 million of the Notes under certain circumstances and reduce the prepayment penalty in return for reducing the conversion price of the $4.7 million of the Notes to $3.78 and reducing the exercise price of 150 thousand of the Warrants to $0.01.The Noteholders have converted approximately $4.6 million between May 11, 2023 to December 31, 2023, reducing the principal balance to approximately $8.7 million as of December 31, 2023.

On January 14, 2022, the Company effected an initial drawdown under the Master Equipment Finance Agreement with NYDIG in the aggregate principal amount of approximately $4.6 million that bore interest at 14%. On January 26, 2022, the Company had a subsequent drawdown of $9.6 million. On December 20, 2022, Soluna MC Borrowing 2021-1 LLC (“Borrower”) received a Notice of Acceleration and Repossession (the “NYDIG Notice”) from NYDIG with respect to the Master Agreement, by and between Borrower and NYDIG. The obligations of Borrower under the Master Agreement and reflected in the NYDIG Notice are ring-fenced to Borrower and its direct parent company, Soluna MC LLC. The Company is not a party to any guaranty, collateral agreement or other support agreement with or for the benefit of NYDIG. As such, the principal balance of $10.5 million as of December 31, 2022 became due immediately and the Borrower shall bear interest, at a rate per annum equal to 2.0% plus the rate per annum otherwise applicable to such obligations set forth in the Master Agreement. On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, and repossessed the collateralized assets that totaled approximately $3.4 million, in which approximately $560 thousand was first used to pay off accrued interest and penalty to date. On September 5, 2023, NYDIG provided a letter finalizing the accounting for the repossessed collateralized assets totaling proceeds of approximately $3.4 million. This included legal and other expenses associated with the sale of the assets net a modest gain on the estimated net book value of the assets totaling $251 thousand that was expensed as a loss on disposition of assets for the year ended December 31, 2023. On December 7, 2023, NYDIG filed its Motion for Summary Judgment seeking entry of a judgment against Soluna in the approximate amount of $10.3 million for principal and interest and penalties. On January 12, 2024, Soluna filed its objection to NYDIG’s motion for summary judgment on the grounds that NYDIG failed to explain what collateral of which loan was sold and how the sale proceeds were allocated to each loan. A summary judgment motion was performed on February 13, 2024, and was agreed upon by both NYDIG and the Borrower, that the total outstanding loan principal balance would be approximately $9.2 million, in which a penalty fee was applied of approximately $1.0 million to the repossessed collateralized assets, and outstanding interest and penalty balance would be approximately $936 thousand as of December 31, 2023.

On May 9, 2023, Soluna DV ComputeCo, LLC and Navitas West Texas Investments SPV, LLC entered into a 2-year Loan Agreement for $2,050,000. The unpaid principal balance of the Term Loan shall bear interest at per annum rate equal to 15%. As of December 31, 2023, the Company has an outstanding principal balance of approximately $1.7 million and incurred approximately $204 thousand in interest expense and $25 thousand in deferred amortization expense.

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

The significant accounting policies that we believe are most critical to aid in fully understanding and evaluating our consolidated financial statements include the following:

Revenue Recognition

Cryptocurrency revenue consists of revenue recognized from the Company’s cryptocurrency mining facilities. Revenue is recognized at the cryptocurrency’s realized cash value based upon the rates at cryptocurrency exchanges where we are registered. Cryptocurrencies are earned when the miners solve complex computations and cryptocurrency is issued as a result. The mined cryptocurrency is immediately paid to the Coinbase wallet. Cryptocurrency is converted to U.S. dollars on a daily basis. Also, the Company has entered into customer hosting contracts whereby the Company provides electrical power to cryptocurrency mining customers, and the customers pay a stated amount per megawatt-hour (“MWh”) (“Contract Capacity”) as well as a percentage of the profit share of the daily net income from the customer’s mining operations. The actual monthly amounts are calculated after the close of each month and billed to the customers.

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

As of December 31, 2023, and 2022, the fair values of cash and cash equivalents, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued expenses approximated their carrying values because of the short-term nature of these instruments.

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

Item 9A: Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of SHI’s disclosure controls and procedures as of December 31, 2023. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including the principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting using the criteria set forth in Internal Control—Integrated Framework (2013 version) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation using the criteria set forth in Internal Control—Integrated Framework, Management has concluded that our internal control over financial reporting was effective as of December 31, 2023.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Our report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only Management’s Report in this annual report.

/s/ John Belizaire
Chief Executive Officer
(Principal Executive Officer) (Principal Executive Officer)

/s/ David Michaels
Chief Financial Officer
(Principal Financial Officer)

(c) Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended December 31, 2023 that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

The remaining information required by this Item 10 is incorporated herein by reference to the information appearing under the captions “Information about our Directors,” “Executive Officers,” “Board of Director Meetings and Committees – Audit Committee” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC on or before April 29, 2024.

Item 11: Executive Compensation

The information required by this Item 11 is incorporated herein by reference to the information appearing under the caption “Executive Compensation” in the Company’s definitive Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC on or before April 29, 2024.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item 12 is incorporated herein by reference to information appearing under the caption “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” in our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC on or before April 29, 2024.

Item 13: Certain Relationships and Related Transactions, and Director Independence

The information required by this Item 13 is incorporated herein by reference to the information appearing under the captions “Certain Relationships and Related Transactions” and “Information about our Directors” in our definitive Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the SEC on or before April 29, 2024.

Item 14: Principal Accounting Fees and Services

The information required by this Item 14 is incorporated herein by reference to the information appearing under the caption “Independent Registered Public Accounting Firm” in our definitive Proxy Statement for the 2024 Annual Meeting of Shareholders to be filed with the SEC on or before April 29, 2024.

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

3.1

Articles of Incorporation of Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated (incorporated by reference from Exhibit 3.1 of the Company’s Form 10-K Report for the year ended December 31, 2020 (the “2020 Form 10-K”)).

3.2	Articles of Merger filed with the Secretary of State of Nevada (incorporated by reference from Exhibit 3.3 of the 2020 Form 10-K).

3.3	Certificate of Merger filed with the Department of State of New York (incorporated by reference from Exhibit 3.4 of the 2020 Form 10-K).

3.4	Certificate of Amendment filed with the Secretary of State of Nevada dated June 9, 2021 (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-K Report filed June 15, 2021).

3.5

Certificate of Amendment to Articles of Incorporation filed with the Secretary of State of Nevada on November 2, 2021 (incorporated by reference from Exhibit 3.1 of the Company’s Form 8-K Report filed November 4, 2021).

3.6	Bylaws of the Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, (incorporated by reference from Exhibit 3.2 of the 2020 Form 10-K).

3.7	Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock filed with the Secretary of State of the State of Nevada on August 18, 2021 (Incorporated by reference to the Company’s Form 8-A, filed with the SEC on August 19, 2021).

3.8	Certificate of Amendment to Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock, filed with the Secretary of State of the State of Nevada on December 22, 2021 (Incorporated by reference to the Company’s Form 8-K Report filed with the SEC on December 29, 2021).

3.9	Certificate of Amendment to Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock, filed with the Secretary of State of the State of Nevada on April 21, 2022 (Incorporated by reference to the Company’s Form 8-K Report filed with the SEC on April 27, 2022).

3.10	Certificate of Designation of Series B Convertible Preferred Stock, filed with the Nevada Secretary of State on July 20, 2022.

3.11	Certificate of Change dated October 11, 2023 (incorporated by reference to Exhibit 3.1 of the Company’s Form 8-K Report filed October 17, 2023)

4.1	Form of Common Purchase Warrant (incorporated by reference from Exhibit 4.3 of the Company’s Registration Statement on Form S-1/A filed April 12, 2021).

4.2	Form of Underwriters’ Warrant (incorporated by reference from Exhibit 4.4 of the Company’s Registration Statement on Form S-1/A filed April 12, 2021).

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

52

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

4.11	Form of Representative’s Warrant (incorporated by reference from Exhibit 4.2 of the Company’s Form 8-K Report filed December 29, 2021).

4.12	Form of Class D Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

4.13	Form of Class E Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

4.14	Form of Class F Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

4.15	Form of Class G Common Stock Purchase Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

4.16	Description of Securities (incorporated by reference from Exhibit 4.13 of the Company’s Form 10-K as of December 31, 2021 filed March 31, 2022), (the “2021 Form 10-K”).

4.17	Form of A Warrant dated May 11, 2023 (incorporated by reference to Exhibit 4.17 to the Quarterly Report on Form 10-Q filed on May 15, 2023 (the “First Quarter 2023 Form 10-Q”))

4.18	Form of B Warrant dated May 11, 2023 (incorporated by reference to Exhibit 4.18 to the First Quarter 2023 Form 10-Q)

4.19	Form of Pre-Funded Warrant issued to the holder of the Series B Convertible Preferred Stock (incorporated by reference to Exhibit 4.19 to the Quarterly Report on Form 10-Q filed on August 14, 2023 (the “Second Quarter 2023 Form 10-Q”))

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

10.11+

Amended and Restated Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, 2021 Stock Incentive Plan (incorporated by reference to Exhibit A to the Registrant’s Proxy Statement on Schedule 14A filed with the Commission on October 7, 2021)

53

10.12+

Form of Stock Option Agreement under the Amended and Restated Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, 2021 Stock Incentive Plan (incorporated by reference from Exhibit 10.11 of the 2021 Form 10-K.)

10.13+

Form of Restricted Stock Agreement under the Amended and Restated Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, 2021 Stock Incentive Plan (incorporated by reference from Exhibit 10.13 of the 2021 Form 10-K.)

10.14+

Form of Restricted Stock Unit Agreement under the Amended and Restated Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, 2021 Stock Incentive Plan (incorporated by reference from Exhibit 10.14 of the 2021 Form 10-K.)

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

10.23

Amended and Restated Contingent Rights Agreement dated November 5, 2021, by and between Harmattan Energy, Ltd. and Soluna Holdings, Inc. (incorporated by reference from Exhibit 10.26 of the 2021 Form 10-K)

10.24

Side Letter Agreement dated January 13, 2020, by and between Harmattan Energy, Ltd., formerly known as Soluna Technologies, Ltd., and Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated (incorporated by reference from Exhibit 10.23 of the Company’s Registration Statement on Form 10 filed March 4, 2020).

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

10.47	Form of Note by and between Soluna Holdings, Inc. and certain institutional lenders (incorporated by reference from Exhibit 10.53 of the 2021 Form 10-K.)

10.48

Commercial Security Agreement, by and between Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, and KeyBank National Association, dated September 15, 2021 (incorporated by reference from Exhibit 10.54 of the 2021 Form 10-K).

10.49

Promissory Note, by and between Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated, and KeyBank National Association, dated September 15, 2021 (incorporated by reference from Exhibit 10.55 of the 2021 Form 10-K).

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

10.57	Contribution Agreement by and between Soluna Holdings, Inc., Soluna SLC Fund I Projects Holdco, LLC, Soluna DV Devco, LLC, and Soluna DVSL ComputeCo, LLC, dated as of August 5, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on August 11, 2022).

10.58	Form of Addendum Amendment by and Between the Company and the signatories thereof, dated September 13, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

10.59	Form of Series B Consent by and between the Company and the signatory thereof, dated September 13, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on September 14, 2022).

10.60	Form of Securities Purchase Agreement by and between the Company and the purchasers named therein, dated December 5, 2022 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2022).

10.61	Form of Warrant (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on December 5, 2022).

10.62+	Soluna Holdings, Inc. Third Amended and Restated 2021 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2023)

10.63+	Soluna Holdings, Inc. 2023 Stock Incentive Plan (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 13, 2023)

10.64	Purchase of Membership Interests of Soluna DVSL Computeco LLC dated March 10, 2023 (incorporated by reference from Exhibit 10.64 of the Company’s Form 10-K Report for the year ended December 31, 2022 filed on March 31, 2023 (the “2022 Form 10-K”))

10.65	Fourth Amended and Restated LLC Agreement Soluna DVSL Computeco LLC (incorporated by reference from Exhibit 10.65 of the 2022 Form 10-K)

10.66	Data Facility Lease (incorporated by reference from Exhibit 10.66 of the 2022 Form 10-K)

10.67	Amended and Restated Contribution Agreement dated March 10, 2023 (incorporated by reference from Exhibit 10.67 of the 2022 Form 10-K)

10.68	Power Purchase Agreement with Lighthouse Electric Cooperative, Inc. dated February 24, 2023 (incorporated by reference from Exhibit 10.68 of the 2022 Form 10-K)

10.69	Second Addendum Amendment dated as of March 3, 2023 with Convertible Noteholders (incorporated by reference from Exhibit 10.69 of the 2022 Form 10-K)

10.70	Second Amended Agreement dated May 11, 2023 (incorporated by reference to Exhibit 10.70 to the 2023 First Quarter Form 10-Q)

10.71	Contribution Agreement by and among Navitas West Texas Investments, SPV, LLC, Soluna Computing, Inc., and Soluna DV ComputeCo, LLC dated as May 9, 2023 (incorporated by reference to Exhibit 10.71 to the 2023 First Quarter Form 10-Q)

10.72	Amended and Restated Limited Liability Company Agreement of Soluna DV ComputeCo, LLC dated as May 9, 2023 (incorporated by reference to Exhibit 10.72 to the 2023 First Quarter Form 10-Q)

10.73	Loan and Security Agreement Soluna DV ComputeCo, LLC and Navitas West Texas Investments, SPV, LLC dated as of May 9, 2023 (incorporated by reference to Exhibit 10.73 to the 2023 First Quarter Form 10-Q)

10.74+	Amended and Restated 2023 Stock Incentive Plan ((incorporated by reference to Appendix B to the definitive proxy statement filed on May 30, 2023)

10.75	Dividend Payment Agreement with the holder of the Series B Preferred Stock (incorporated by reference to Exhibit 10.75 to the 2023 Second Quarter Form 10-Q)

10.76	Third Amendment Agreement with the holders of the Company’s Convertible Notes (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2023)

10.77	Amendment to Escrow Agreement (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 22, 2023)

10.78+	Amended and Restated Employment Agreement dated November 20, 2023 with John Belizaire (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2023)

10.79+	Amendment No. 1 to Employment Agreement with Michael Toporeck (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on November 29, 2023)

10.80	Fourth Amendment Agreement with holders of the Company’s Convertible Notes (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on March 1, 2024)

21	Subsidiaries of Soluna Holdings, Inc.

23.1	Consent of UHY LLP.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1	Soluna 2023 SLNH Clawback Policy

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

SOLUNA HOLDINGS, INC.

Date: April 1, 2024	By:	/s/ John Belizaire
John Belizaire
Chief Executive Officer

Date: April 1, 2024	By:	/s/ David Michaels
David Michaels
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Belizaire	Chief Executive Officer, Director
John Belizaire	(Principal Executive Officer)	April 1, 2024

/s/ David Michaels	Chief Financial Officer, Director
David Michaels	(Principal Financial Officer)	April 1, 2024

/s/ Jessica L. Thomas	Chief Accounting Officer
Jessica L. Thomas	(Principal Accounting Officer)	April 1, 2024

/s/ Michael Toporek	Executive Chairman
Michael Toporek		April 1, 2024

/s/ Edward R. Hirshfield	Director
Edward R. Hirshfield		April 1, 2024

/s/ Matthew E. Lipman	Director
Matthew E. Lipman		April 1, 2024

/s/ Thomas J. Marusak	Director
Thomas J. Marusak		April 1, 2024

/s/ William Hazelip	Director
William Hazelip		April 1, 2024

/s/ William Phelan	Director
William Phelan		April 1, 2024

/s/ John Bottomley	Director
John Bottomley		April 1, 2024

SOLUNA HOLDINGS, INC. AND SUBSIDIARIES

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Soluna Holdings, Inc. and Subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Soluna Holdings, Inc. and Subsidiaries (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a significant accumulated deficit and negative working capital that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Impairment Analysis of Intangible Assets

Description of the Matter

As discussed in Note 6 to the financial statements, the Company has strategic pipeline contracts related to the Company’s business. These contracts relate to the potential renewable energy data centers that the Company is in the process of completing. As of December 31, 2023, the book value of the strategic pipeline contracts totaled $26.6 million, net of accumulated amortization of $20.3 million.

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

How We Addressed the Matter in Our Audit

We gained an understanding of certain internal controls over the Company’s process to analyze the intangible asset for impairment, including controls related to the Company’s valuation. For example, we gained an understanding of controls over the estimation process supporting the impairment analysis of the strategic pipeline contracts intangible asset, which included controls over management’s review of assumptions used in its impairment analysis.

To test the impairment analysis of the strategic pipeline contracts, we performed audit procedures that included, among others, evaluating the methodology used by the Company’s valuation specialist, and evaluating the reasonableness of the key assumptions used to determine the estimated undiscounted cash flow. We utilized our firm’s valuation specialists to assist with the evaluation of the methodology used by management and significant assumptions included in the impairment analysis, including testing the likelihood of various scenarios. For example, we compared the Company’s budgets and forecasts and reviewed the status of the projects used as part of the determination of the likelihood of the various scenarios. We performed a sensitivity analysis over key assumptions used in the analysis. We also evaluated the adequacy of the Company’s disclosures included in Note 2 and Note 6 in relation to this valuation.

Fair value of the Warrants and Convertible Note

Description of the Matter

As discussed in Note 10 to the financial statements, the Company had a total of approximately 1.1 million common stock purchase warrants outstanding as of December 31, 2023. In addition, as discussed in Note 9 to the financial statements, the fair value of the convertible notes payable was $8.5 million as of December 31, 2023. The Company uses option pricing models to estimate the fair value of the warrants using various market-based inputs. The convertible notes payable is accounted for under the fair value method on a recurring basis in accordance with ASC 480.

We identified the measurement of fair value of the warrants and convertible notes payable as a critical audit matter. Specifically, there was a high degree of subjectivity and judgment in evaluating the determination of the expected volatility inputs used in the option pricing models for the warrants. Historical, implied, and peer group volatility levels provide a range of possible expected volatility inputs and the fair value estimates for the warrants and convertible notes payable are sensitive to the expected volatility inputs.

How We Addressed the Matter in Our Audit

The primary procedures we performed to address this critical audit matter included gaining an understanding of certain internal controls over the Company’s process to measure the fair value of the warrants and convertible notes payable. This included controls related to the evaluation of observable market information used in the determination of the expected volatility inputs. We also involved our firm’s valuation professionals with specialized skills and knowledge, who assisted in:

●	evaluating the expected volatility inputs by comparing them against a volatility range that was independently verified in consideration of historical, implied, and peer group volatility information; and

●	developing an estimate of the convertible notes payable and warrants’ fair value using the independently verified volatility range and comparing it to the value calculated by the Company.

/s/ UHY LLP

We have served as the Company’s auditor since 2021.

Albany, New York

April 1, 2024

Soluna Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

As of December 31, 2023 and December 31, 2022

(Dollars in thousands, except per share)

	December 31,	December 31,
	2023	2022
Assets
Current Assets:
Cash	$6,368	$1,136
Restricted cash	2,999	685
Accounts receivable	2,948	320
Notes receivable	446	219
Prepaid expenses and other current assets	1,416	1,107
Equipment held for sale	107	295
Total Current Assets	14,284	3,762
Restricted cash, noncurrent	1,000	-
Other assets	2,954	1,150
Deposits and credits on equipment	1,028	1,175
Property, plant and equipment, net	44,572	42,209
Intangible assets, net	27,007	36,432
Operating lease right-of-use assets	431	233
Total Assets	$91,276	$84,961

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,099	$3,548
Accrued liabilities	4,906	2,721
Line of credit	-	350
Convertible notes payable	8,474	11,737
Current portion of debt	10,864	10,546
Income tax payable	24	-
Deferred revenue	-	453
Customer deposits-current	1,588	-
Operating lease liability	220	161
Total Current Liabilities	28,175	29,516

Other liabilities	499	203
Customer deposits- long-term	1,248	-
Operating lease liability	216	84
Deferred tax liability, net	7,779	8,886
Total Liabilities	37,917	38,689

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
9.0% Series A Cumulative Perpetual Preferred Stock, par value $0.001 per share, $25.00 liquidation preference; authorized 6,040,000; 3,061,245 shares issued and outstanding as of December 31, 2023 and December 31, 2022	3	3
Series B Preferred Stock, par value $0.0001 per share, authorized 187,500; 62,500 shares issued and outstanding as of December 31, 2023 and December 31, 2022	—	—

Common stock, par value $0.001 per share, authorized 75,000,000; 2,546,361 shares issued and 2,505,620 shares outstanding as of December 31, 2023 and 788,578 shares issued and 747,837 shares outstanding as of December 31, 2022(1)	3	1
Additional paid-in capital	291,276	277,429
Accumulated deficit	(250,970)	(221,769)
Common stock in treasury, at cost, 40,741 shares at December 31, 2023 and December 31, 2022(1)	(13,798)	(13,798)
Total Soluna Holdings, Inc. Stockholders’ Equity	26,514	41,866
Non-Controlling Interest	26,845	4,406
Total Stockholders’ Equity	53,359	46,272
Total Liabilities and Stockholders’ Equity	$91,276	$84,961

(1)	Prior period results have been adjusted to reflect the Reverse Stock Split of the Common Stock at a ratio of 1-for-25 that became effective October 13, 2023. See Note 2, “Accounting Policies,” for details.

The accompanying notes are an integral part of these consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Years Ended December 31, 2023 and 2022

(Dollars in thousands, except per share)

	Year Ended
	December 31,
	2023	2022

Cryptocurrency mining revenue	$10,602	$24,409
Data hosting revenue	10,196	4,138
Demand response services	268	-
Total revenue	21,066	28,547
Operating costs:
Cost of cryptocurrency mining revenue, exclusive of depreciation	6,365	14,226
Cost of data hosting revenue, exclusive of depreciation	5,601	3,572
Costs of revenue-depreciation	3,863	18,708
Total costs of revenue	15,829	36,506
Operating expenses:
General and administrative expenses, exclusive of depreciation and amortization	15,390	19,203
Depreciation and amortization associated with general and administrative expenses	9,513	9,506
Total general and administrative expenses	24,903	28,709
Impairment on equity investment	-	750
Impairment on fixed assets	575	47,372
Operating loss	(20,241)	(84,790)
Interest expense	(2,748)	(8,375)
Loss on debt extinguishment and revaluation, net	(3,904)	(11,130)
Loss on sale of fixed assets	(398)	(4,089)
Other (expense) income, net	(1,479)	22
Loss before income taxes from continuing operations	(28,770)	(108,362)
Income tax benefit from continuing operations	1,067	1,346
Net loss from continuing operations	(27,703)	(107,016)
Income before income taxes from discontinued operations (including gain on sale of MTI Instruments of $7,751 for year ended December 31, 2022)	-	7,851
Income tax benefit from discontinued operations	-	70
Net income from discontinued operations	-	7,921
Net loss	(27,703)	(99,095)
(Less) Net income (loss) attributable to non-controlling interest	1,498	(380)
Net loss attributable to Soluna Holdings, Inc.	$(29,201)	$(98,715)

Basic and Diluted (loss) earnings per common share (1):
Net loss from continuing operations attributable to Soluna Holdings, Inc. per share (Basic & Diluted)	$(27.79)	$(187.63)
Net income from discontinued operations per share (Basic & Diluted)	$-	$13.22
Basic & Diluted loss per share	$(27.79)	$(174.41)

Weighted average shares outstanding (Basic and Diluted)	1,313,718	599,301

(1)	Prior period results have been adjusted to reflect the Reverse Stock Split of the Common Stock at a ratio of 1-for-25 that became effective October 13, 2023. See Note 2, “Accounting Policies,” for details.

The accompanying notes are an integral part of these consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the Years Ended December 31, 2023 and 2022

(Dollars in thousands, except per share)

	Preferred Stock				Common Stock					Treasury Stock
	Series A Shares	Amount	Series B Shares	Amount	Shares (1)	Amount (1)		Additional Paid-in Capital (1)	Accumulated Deficit	Shares (1)	Amount	Non-Controlling Interest	Total Stockholders’ Equity

December 31, 2021	1,252,299	$1	—	$—	590,851	$1	$	227,804	$(123,054)	40,620	$(13,764)	$—	$90,988

Net loss	—	—	—	—	—	—		—	(98,715)	—	—	(380)	(99,095)

Preferred dividends distribution-Series A	—	—	—	—	—	—		(3,852)	—	—	—	—	(3,852)

Preferred dividends-Series B	—	—	—	—	—	—		(236)	—	—	—	—	(236)

Stock-based compensation	—	—	—	—	—	—		3,857	—	—	—	—	3,857

Issuance of shares – preferred offering	666,089	1	—	—	—	—		9,750	—	—	—	—	9,751

Issuance of shares – common offering	—	—	—	—	55,556	—		1,583	—	—	—	—	1,583

Issuance of shares – Securities Purchase offering	—	—	—	—	45,000	—		769	—	—	—	—	769

Restricted stock units vested	—	—	—	—	1,983	—		—	—	—	—	—	—

Issuance of shares – warrant exercises	—	—	—	—	3,780	—		779	—	—	—	—	779

Issuance of shares- Notes conversion	—	—	—	—	41,304	—		3,295	—	—	—	—	3,295

Issuance of shares -Series B preferred offering	—	—	62,500	—	—	—		4,994	—	—	—	—	4,994

Issuance of shares – option exercises	—	—	—	—	7,097	—		153	—	—	—	—	153

Issuance of shares-restricted stock	—	—	—	—	390	—		36	—	—	—	—	36

Promissory note conversion to preferred shares	1,142,857	1	—	—	—	—		13,894	—	—	—	—	13,895

Treasury Shares conversion	—	—	—	—	—	—		—	—	121	(34)	—	(34)

Surrender of warrants for common shares	—	—	—	—	29,064	—		(346)	—	—	—	—	(346)

Warrants and valuation in relation to debt financing	—	—	—	—	—	—		14,948	—	—	—	—	14,948

Issuance of common shares in relation to preferred & common offerings	—	—	—	—	13,553	—		1	—	—	—	—	1

Contribution from Non-Controlling interest	—	—	—	—	—	—		—	—	—	—	4,786	4,786

December 31, 2022	3,061,245	$3	62,500	$—	788,578	$1		$277,429	$(221,769)	40,741	$(13,798)	$4,406	$46,272

Net (loss) income	—	—	—	—	—	—		—	(29,201)	—	—	1,498	(27,703)

Preferred dividends-Series B	—	—	—	—	—	—		(421)	—	—	—	—	(421)

Stock-based compensation	—	—	—	—	—	—		4,294	—	—	—	—	4,294

Issuance of shares – securities purchase offering	—	—	—	—	264,624	—		1,655	—	—	—	—	1,655

Restricted stock units vested	—	—	—	—	33,193	—		—	—	—	—	—	—

Issuance of shares – warrant exercises	—	—	—	—	81,726	—		1	—	—	—	—	1

Issuance of shares- Notes conversion	—	—	—	—	1,235,678	2		6,011	—	—	—	—	6,013

Issuance of shares-restricted stock	—	—	—	—	1,400	—		14	—	—	—	—	14

True up shares for reverse split	—	—	—	—	37,762	—		—	—	—	—	—	—

Common Shares and Warrants for Series B dividend payment	—	—	—	—	44,000	—		656	—	—	—	—	656

Warrants and valuation in relation to debt amendments	—	—	—	—	—	—		1,637	—	—	—	—	1,637

Issuance of common shares -merger shares	—	—	—	—	59,400	—		—	—	—	—	—	—

Contribution from Non-Controlling interest	—	—	—	—	—	—		—	—	—	—	22,460	22,460

Distribution to Non-Controlling interest	—	—	—	—	—	—		—	—	—	—	(1,519)	(1,519)

December 31, 2023	3,061,245	$3	62,500	$—	2,546,361	$3		$291,276	$(250,970)	40,741	$(13,798)	$26,845	$53,359

(1)	Prior period results have been adjusted to reflect the Reverse Stock Split of the Common Stock at a ratio of 1-for-25 that became effective October 13, 2023. See Note 2, “Accounting Policies,” for details.

The accompanying notes are an integral part of these consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Year Ended December 31, 2023 and 2022

(Dollars in thousands)

	Year Ended December 31,
	2023	2022
Operating Activities
Net loss	$(27,703)	$(99,095)
Net income from discontinued operations (including gain on sale of MTI Instruments of $7,751 for the year ended December 31, 2022)	-	(7,921)
Net loss from continuing operations	(27,703)	(107,016)

Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation expense	3,894	18,731
Amortization expense	9,483	9,483
Stock-based compensation	4,225	3,673
Consultant stock compensation	87	179
Deferred income taxes	(1,107)	(1,388)
Impairment on fixed assets	575	47,372
Amortization of operating lease asset	238	202
Impairment on equity investment	-	750
Loss on debt extinguishment and revaluation, net	3,904	11,130
Amortization on deferred financing costs and discount on notes	753	6,538
Loss on sale of fixed assets	398	4,089
Changes in operating assets and liabilities:
Accounts receivable	(2,620)	211
Prepaid expenses and other current assets	(306)	146
Other long-term assets	(304)	(29)
Accounts payable	(862)	553
Deferred revenue	(453)	137
Customer deposits	2,836	-
Operating lease liabilities	(234)	(197)
Other liabilities	320	(308)
Accrued liabilities	3,889	(374)
Net cash used in provided by operating activities	(2,987)	(6,118)
Net cash provided by operating activities- discontinued operations	-	369
Investing Activities
Purchases of property, plant, and equipment	(12,705)	(63,684)
Purchases of intangible assets	(58)	(76)
Proceeds from disposal on property, plant, and equipment	2,286	2,605
Deposits of equipment, net	147	6,441
Net cash used in investing activities	(10,330)	(54,714)
Net cash provided by investing activities- discontinued operations	-	9,084
Financing Activities
Proceeds from preferred offerings	-	16,658
Proceeds from common stock offering	817	2,858
Proceeds from notes and debt issuance	3,100	30,543
Costs of preferred offering	-	(1,910)
Costs of common stock offering	(10)	(504)
Costs of notes and short-term debt issuance	(1,057)	(2,078)
Cash dividend distribution on preferred stock	-	(3,852)
Payments on NYDIG loans and line of credit	(350)	(4,491)
Contributions from non-controlling interest	20,365	4,786
Distributions for non-controlling interest	(1,002)	-
Proceeds from stock option exercises	-	153
Proceeds from common stock warrant exercises	-	779
Net cash provided by financing activities	21,863	42,942

Increase (decrease) in cash & restricted cash-continuing operations	8,546	(17,890)
Increase in cash & restricted cash- discontinued operations	-	9,453
Cash & restricted cash – beginning of period	1,821	10,258
Cash & restricted cash – end of period	$10,367	$1,821

Supplemental Disclosure of Cash Flow Information
Interest paid on NYDIG loans and line of credit	6	1,311
Interest paid on Navitas loan	204	-
Interest paid on convertible noteholder default	617	-

Noncash investing and financing activities:
Notes converted to common stock	6,013	3,295
Noncash disposal of NYDIG collateralized equipment	3,137	-
Noncash non-controlling interest contribution	2,095	-
Interest and penalty settled through repossession of collateralized equipment	1,773	-
Warrant consideration in relation to convertible notes and debt	1,637	14,602
Non-controlling interest membership distribution accrual	517	-
Noncash activity right-of use assets obtained in exchange for lease obligations	403	20
Promissory note conversion to common or preferred shares	845	15,236
Noncash proceed on sale of equipment	240	210
Series B preferred dividend prefunded warrant and common stock issuance	656	-
Noncash equipment financing	-	4,620
Proceed receivable from sale of MTI Instruments	-	295

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

The Company is a digital infrastructure company specializing in transforming surplus renewable energy into computing resources. Our modular data centers can co-locate with wind, solar, or hydroelectric power plants and support compute intensive applications including Bitcoin Mining, Generative AI, and Scientific Computing. This pioneering approach to data centers helps energize a greener grid while delivering cost-effective and sustainable computing solutions. SHI conducted its business through its wholly-owned subsidiary, Soluna Computing, Inc. (“SCI”). The Company formed a wholly owned subsidiary of SHI on December 31, 2023, Soluna Digital, Inc. (“Soluna Digital”, or “SDI”). Effective December 31, 2023, SCI transferred substantially all of its assets to SHI or its subsidiaries, including SDI.

In fiscal year 2021, SCI began mining operations in Murray, Kentucky, (“Project Sophie”) and Calvert City, Kentucky, (“Project Marie”). Project Marie had performed hosting services and proprietary mining in which 10 megawatts were used for hosting services and 10 megawatts was used for proprietary mining through the end of February 2023, at which time the facility had been decommissioned. In the second quarter of fiscal year 2023, Project Sophie entered into hosting contracts with Bitcoin miners, which marked a shift in the Company’s business model at the Company’s modular data centers at Project Sophie from proprietary mining to hosting Bitcoin miners for the customers for 25 MegaWatt (“MW”). As of December 31, 2023, all of Project Sophie is performing data hosting. The Company has sold most of its existing Bitcoin miners at the Project Sophie site and redeploying capital. On September 17, 2022, SCI sold specified assets consisting mainly of mining equipment and other general equipment items to a buyer at its Wenatchee, Washington location, (“Project Edith”). Soluna has committed to providing certain facilities contracts at cost plus a markup to facilitate the continued operations for the sold mining assets, on behalf of the new ownership. Our Texas site (“Project Dorothy”) is located at a wind farm and has a potential for up to 100 MWs, of which the Company obtained approval from the Electric Reliability Council of Texas (“ERCOT”) and energized 25 MW in May 2023 and has energized another 25 MW in October 2023. The Company as of December 31, 2023, has a 14.6% ownership interest in Soluna DVSL ComputeCo, LLC (“DVSL”), and 51% ownership interest in Soluna DV ComputeCo, LLC (“DVCC”) in which are included within the Project Dorothy site, as discussed further in Note 18.

Until the Sale (as defined below), we also operated though our wholly owned subsidiary, MTI Instruments, an instruments business engaged in the design, manufacture and sale of vibration measurement and system balancing solutions, precision linear displacement sensors, instruments and system solutions, and wafer inspection tools. MTI Instruments was incorporated in New York on March 8, 2000. MTI Instruments’ products consisted of engine vibration analysis systems for both military and commercial aircraft and electronic gauging instruments for position, displacement and vibration application within the industrial manufacturing markets, as well as in the research, design and process development markets. These systems, tools and solutions were developed for markets and applications that require consistent operation of complex machinery and the precise measurements and control of products, processes, and the development and implementation of automated manufacturing and assembly. On December 17, 2021, we announced that we had entered into a non-binding letter of intent with a potential buyer (the “Buyer”) regarding the potential sale of MTI Instruments (the “LOI”) to an unrelated third party. Pursuant to the LOI, the Buyer would acquire 100% of the issued and outstanding common stock of MTI Instruments. As a result of the foregoing, the MTI Instruments business was reported as discontinued operations in our consolidated financial statements as of December 31, 2022, and prior periods included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on March 31, 2023 (the “Annual Report”). On April 11, 2022, we consummated the Sale, MTI Instruments ceased to be our wholly-owned subsidiary and, as a result, we have exited the instruments business. See Note 16 for additional information on the Sale.

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

Going Concern and Liquidity

The Company’s financial statements as of December 31, 2023 have been prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying consolidated financial statements, the Company did not generate sufficient revenue to generate net income and has a cash used in operations position during the year ending as of December 31, 2023. In addition, the Company has ceased operations for Project Marie in February 2023 due to the termination of the Management and Hosting Services agreement with CC Metals and Alloys, LLC (“CCMA”) and repossession of collateral for miners as discussed further below. These factors, among others indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after issuance of these financial statements as of December 31, 2023, or April 1, 2024.

Soluna MC Borrowing 2021-1 (the “Borrower”), received a Notice of Acceleration and Repossession (the “NYDIG Notice”) from NYDIG ABL LLC (“NYDIG”) with respect to the Master Equipment Finance Agreement, dated as of December 30, 2021 (the “MEFA”), by and between Borrower and NYDIG. The NYDIG Notice states that (a) Borrower failed to observe or perform certain covenants, conditions or agreements contained in the MEFA and such failure continued unremedied for a period of ten days after Borrower’s knowledge of such breach, which resulted in an event of default under the MEFA, and (b) Borrower defaulted under the guaranty, collateral agreement, or other support agreement, which resulted in an event of default under the MEFA. In addition, the NYDIG Notice states that Borrower failed to pay certain payments of principal and interest under the MEFA when due, which failure also constituted an event of default under the MEFA. As a result of the foregoing events of default, and pursuant to the MEFA, NYDIG (x) declared the principal amount of all loans due and owing under the MEFA and all accompanying Loan Documents (as defined in the MEFA) to be due and immediately payable, (y) imposed a default rate of interest on any outstanding principal amount of each loan (together with all then unpaid interest accruing thereon) and all other obligations under the MEFA and the Loan Documents, and (z) demanded the return of all equipment subject to the MEFA and the Loan Documents. The obligations of Borrower under the MEFA and reflected in the NYDIG Notice were ring-fenced to Borrower and its direct parent company, Soluna MC LLC. On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, which resulted in a reportable disposition of all of the Company’s mining assets at the site and certain of the operating assets of Project Marie. The total net book value of the collateralized assets that were repossessed totaled approximately $3.4 million. Additionally, NYDIG has stated its intention to pursue SCI, the parent company of Soluna MC, LLC (“Guarantor”), under a piercing of the corporate veil claim relating to the Guarantor together with Borrower, (“NYDIG Defendants”) debts and liabilities under the loan documents. SCI denies any such liability and has filed a complaint for a declaratory judgment against NYDIG in the Eighth Judicial District Court in Clark County, Nevada on March 16, 2023, seeking a declaratory judgment as to such matter. NYDIG filed a motion to dismiss in response to SCI’s declaratory judgment complaint on April 13, 2023. SCI filed a response in opposition to NYDIG’s motion to dismiss on April 27, 2023. The court heard oral arguments on May 16, 2023. On June 22, 2023, the court issued an order granting NYDIG’s motion to dismiss, on the basis that the case was not ripe for decision, without prejudice. SCI intends to continue to vigorously defend any allegations regarding liability on account of NYDIG Defendants’ debts and liabilities to NYDIG under their loan documents and intends to refile a declaratory judgment complaint against NYDIG. As of December 31, 2023, the Borrower has an outstanding principal balance of approximately $9.2 million and accrued interest and penalties of approximately $936 thousand.

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

To further implement management’s strategy, in May 2022, SCI entered into a structural understanding with Soluna SLC Fund I Projects Holdco LLC (“Spring Lane”), a Delaware limited liability company, pursuant to which Spring Lane agreed to provide up to $35.0 million in project financing subject to various milestones and conditions precedent and in August 2022, the Company entered into an agreement with Spring Lane for an initial funding of up to $12.5 million from the previously agreed-upon $35.0 million commitment from Spring Lane for Project Dorothy for a 32% ownership as of year-end. As of December 31, 2022, the Company had received approximately $4.8 million worth of contributions from Spring Lane. In February and concluding on March 10, 2023, the Company entered into a series of Purchase and Sale Agreements with Spring Lane for a total purchase price of $7.5 million for the sale of Series B membership interests owned by SHI. The capital was funded and used to help complete the substation interconnection and the final stages of Project Dorothy, Soluna’s flagship project in West Texas, and corporate operations and general expenses of Soluna. In this series of transactions, Spring Lane increased its stake in Soluna DVSL ComputeCo from approximately 32% to 85.4% and reduced SHI’s ownership from 68% to 14.6%.

In addition, on May 9, 2023, the Company’s indirect subsidiary Soluna DV ComputeCo, LLC (“DVCC”) through Soluna DV Devco, LLC completed a strategic partnership and financing with a special purpose vehicle, Navitas West Texas Investments SPV, LLC, (“Navitas”) organized by Navitas Global, to complete the second phase of the Dorothy Project (“Dorothy 1B”). Under a Contribution Agreement among the parties, the Company owned a substantially complete 25MW data center under construction, in which the Company had contributed capital expenditures for the data center. Navitas has approximately $12.1 million cash contribution for the primary purpose of purchasing proprietary cryptocurrency miners and equipment necessary to put the Dorothy 1B Project into service. As a result of the contribution, the Company owns 51% of DVCC and Navitas owns 49% of DVCC.

Between January 24, 2023 and April 3, 2023, the Company had the first and partial second subsequent closings under the Securities Purchase Agreement dated December 5, 2022, among the Company and certain institutional investors. Pursuant to the SPA, the investors purchased approximately $886 thousand, resulting in the issuance of 117,097 shares of Common Stock and associated warrants for 234,195 shares of Common Stock. On August 1, 2023, the Company had the second subsequent closing under the Securities Purchase Agreement dated December 5, 2022 among the Company and certain institutional investors. Pursuant to the SPA, the investors purchased approximately $774,000 in common stock and associated common stock purchase warrants, with a purchase price of $7.50 per share. Accordingly, at the second subsequent closing the Company issued to the investors 103,183 shares of Common Stock, together with associated warrants to purchase 206,367 shares of Common Stock.

For the year-ended December 31, 2023, the Company has sold under-utilized miners and equipment, and continues to evaluate opportunities to sell more miners and equipment for fiscal year 2024. In addition to the proceeds from the foregoing transactions and together with the Company’s available cash on hand for available use of approximately $6.4 million as of December 31, 2023, the Company will need additional capital raising activities, to meet its outstanding commitments relating to capital expenditures as of December 31, 2023 of approximately $112 thousand and other operational needs, as well as additional needs during 2024 and management continues to evaluate different strategies to obtain financing to fund operations. However, management cannot provide any assurances that the Company will be successful in accomplishing additional financing or any of its other plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, SCI., as well the Company’s variable interest entities disclosed in Note 18. All intercompany balances and transactions are eliminated in consolidation.

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

The effects of the Reverse Stock Split have been reflected in these financial statements and the accompanying footnotes for all periods presented, which includes adjusting the description of any activity that may have been transacted on a pre-Reverse Stock Split basis.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or net assets.

Correction of an Error

While preparing the Company’s Form 10-K for the year ended December 31, 2023, the Company identified the following errors related to the presentation of basic and diluted Earnings Per Share (“EPS”) in its historical filing for the year ended December 31, 2022, and for the quarters ended March 31, 2023, June 30, 2023, and September 30, 2023:

●	Inclusion of the net income/loss from noncontrolling interest in the numerator;
●	Inclusion of the cumulative undeclared preferred dividends in the numerator;
●	Exclusion of shares issuance for little or no cash consideration (ie: penny warrants) in the denominator.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the errors and has determined that the related impacts were not material to any prior annual or 10-Q report, but that correcting the cumulative impact of such errors would be significant to our EPS for the year ended December 31, 2023. Accordingly, the Company has corrected such immaterial errors by adjusting its December 31, 2022 consolidated statement of operations related to the calculation of earnings per share. The Company will also correct previously reported interim financial information for such immaterial errors in future filings, as applicable. The following summarizes the effect of the revision on each financial statement line item.

The following analysis provides a comparison amongst the basic and diluted EPS as reported on the Form 10-K for the year ended December 31, 2022, and the final revised basic and diluted EPS calculation to correct all identified errors:

	As reported on Form 10-K for the year ended December 31, 2022 (1)	As revised on Form 10-K	Change

Basic and Diluted net loss per share from continuing operations	$(185.39)	$(187.63)	$(2.24)
Basic and Diluted net income per share from discontinued operations	13.22	13.22	-
Basic and Diluted net loss per share	$(172.17)	$(174.41)	$(2.24)

(1)	Prior period results have been adjusted to reflect the Reverse Stock Split of the Common Stock at a ratio of 1-for- 25 that became effective October 13, 2023. See Note 2, “Accounting Policies,” for details.

The following analysis provides a comparison amongst the basic and diluted EPS as reported on the Form 10-Q for the quarters ended March 31, 2023, June 30, 2023, and September 30, 2023, and the final revised basic and diluted EPS calculation to correct all identified errors:

	As reported for the three months ended March 31, 2023 (1)	As revised	Change

Basic and Diluted net loss per share	$(8.74)	$(10.30)	$(1.56)

	For the three months ended June 30, 2023			For the six months ended June 30, 2023
	(1) As Reported	As Revised	Change	(1) As Reported	As Revised	Change
Basic and Diluted net loss per share	$(8.44)	$(9.54)	$(1.10)	$(17.14)	$(19.74)	$(2.60)

(1)	Prior period results have been adjusted to reflect the Reverse Stock Split of the Common Stock at a ratio of 1-for- 25 that became effective October 13, 2023. See Note 2, “Accounting Policies,” for details.

	For the three months ended September 30, 2023			For the nine months ended September 30, 2023
	As Reported	As Revised	Change	As Reported	As Revised	Change
Basic and Diluted net loss per share	$(4.40)	$(5.96)	$(1.56)	$(20.11)	$(24.16)	$(4.05)

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

Equity Investment – Harmattan Energy Limited

The Company owns approximately 1.79% of HEL’s outstanding stock, calculated on a fully-diluted basis, as of December 31, 2023 and 2022. The equity investment in HEL is carried at the cost of investment and was $0 following the impairment of the equity investment as of December 31, 2022.

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

As of December 31, 2023, the Company owned approximately 47.5% of MeOH Power, Inc.’s outstanding common stock, or 75,049,937 shares. The number of shares of MeOH Power, Inc.’s common stock authorized for issuance is 240,000,000 as of December 31, 2023. The Company records its investment in MeOH Power, Inc. using the equity method of accounting. The fair value of the Company’s interest in MeOH Power, Inc. has been determined to be $0 as of December 31, 2023 and December 31, 2022, based on MeOH Power, Inc.’s net position and expected cash flows.

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

The Company consolidates the accounts of Soluna DVSL ComputeCo, LLC (“DVSL”) and Soluna DV ComputeCo, LLC (“DVCC”), each a VIE. The Company held a 67.8% equity interest as of December 31, 2022 and a 14.6% equity interest as of December 31, 2023 in DVSL, and a 100% as of December 31, 2022, and 51% equity interest as of December 31, 2023 in DVCC. Both DVSL and DVCC were created in order to construct, own, operate and maintain multi-purpose data centers in order to support the mining of cryptocurrency assets, batch processing and other non-crypto related activities. DVSL and DVCC were designed by Soluna to create an entity for outside investors to invest in specific projects. The creation of DVSL and DVCC resulted in Soluna, through its equity interest in DVSL and DVCC, absorbing operational risk that the entity was created to create and distribute, resulting in Soluna having a variable interest in DVSL and DVCC. Soluna is the primary beneficiary of DVSL, due to its role as the manager handling the day-to-day activities of DVSL and its majority ownership of Class B Units of DVSL, and thus has the power to direct the activities of DVSL that most significantly impact the performance of DVSL and has the obligation to absorb losses or gains of DVSL that could be significant to Soluna. Soluna is the primary beneficiary of DVCC due to having the power to direct the activities of DVCC that most significantly impact the performance of the Company due to its role as the manager handling the day-to-day activities of DVCC as well as majority ownership of and has the obligation to absorb losses or gains of DVCC that could be significant to Soluna. Accordingly, both DVSL and DVCC are a VIE of Soluna as DVSL and DVCC are structured with non-substantive voting rights.

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

On October 25, 2021, pursuant to a securities purchase agreement dated October 20, 2021 (the “SPA), the Company issued to certain accredited investors Class A, Class B and Class C common stock purchase warrants (collectively, the “Warrants”) to purchase up to an aggregate of 71,043 shares of common stock (the “Warrant Shares”), at an exercise price $312.50, $375 and $450 per share, respectively. The Warrants were considered freestanding equity-classified instruments due to their detachable and separately exercisable features and meet the indexation criteria within derivative accounting. Accordingly, the Warrants were presented as a component of Stockholders’ Equity in accordance with derivative accounting.

As noted in Note 9, the Company entered into an Addendum and Addendum Amendment in which the Company surrendered their Class B and Class C warrants in July and September 2022, in exchange for Class D common stock purchase warrants at an exercise price of $87.50 per share, Class E common stock purchase warrants of common stock at an exercise price of $112.50 per share, Class F common stock purchase warrants of common stock at an exercise price of $137.50 per share, and Class G common stock purchase warrants of common stock at an exercise price of $187.50, in which had fair values to be determined at $56.00 for Class D, $54.50 for Class E, $53.25 for Class F, and $52.00 for Class G, respectively. In connection with the Second Amendment on May 11, 2023, the Company also issued 240,000 new Class A warrants exercisable at $12.50 and 80,000 new Class B warrants exercisable at $20.00. The fair value of the new Class A warrants was $4.20 and for the new Class B warrants was $4.03.

Any modifications of the warrants were subsequently revalued, including the warrants attached to the Third Amendment on November 20, 2023, see Note 9 for details. Inherent in a Black-Scholes simulation are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from its traded warrants and historical volatility of select peers’ common stock with a similar expected term of the Warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield on the grant date with a maturity similar to the expected remaining term of the warrants. The expected term of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company expects to remain at zero. The warrants were collectively classified as a Level 3 measurement within the fair value hierarchy because these valuation models involve the use of unobservable inputs relating to the Company’s estimate of its expected stock volatility which was developed based on the historical volatility of a publicly traded set of peer companies.

The following table represents the significant fair value assumptions used for warrants issued or repriced during the years ended December 31, 2023 and 2022:

	2023	2022
Stock price (1)	$2.93- 5.00	$14.25 - 259.25
Exercise price (1)	$0.01- 20.00	$19.00 – 331.50
Expected term in years	1.16- 5.00	2.00 – 5.00
Expected dividend yield	0.00%	0.00%
Volatility	108.50 – 140%	125 - 150%
Risk-free interest rate	3.36- 5.25%	1.18 – 4.41%

(1)	Prior period results have been adjusted to reflect the Reverse Stock Split of the Common Stock at a ratio of 1-for- 25 that became effective October 13, 2023. See Note 2, “Accounting Policies,” for details.

Following the debt extinguishment on July 19, 2022 as noted further in Note 9, the Convertible Notes will be accounted for under the fair value method on a recurring basis upon issuance (e.g., upon execution of the Addendum) per guidance within ASC 480, and at each subsequent reporting period, with changes in fair value reported in earnings. The Company had a subsequent Addendum Amendment on September 13, 2022, a Second Amendment on May 11, 2023, and a Third Amendment on November 20, 2023, which each caused a revaluation of the fair value on the executed Addendum Amendment, Second Amendment, and Third Amendment date. Although the Notes are not being accounted for under 825-10, the substance of the debt is considered to be the same and is therefore considered outside the scope of ASC 470-60. As such, the Company performed a fair value analysis of the Convertible Notes. For the year-ended December 31, 2022 and 2023, the Company had Monte Carlo simulations run-out for the expected conversion dates of the Convertible Notes using risk free rates, annual volatility, daily trading volumes, likely conversion profiles, and other assumptions based on principal and accrued interest as of the year-end. The Company determined the fair value of the Convertible Notes uses certain Level 3 inputs.

The following table represents the significant and subjective fair value assumptions used for Convertible Notes during the years ended December 31, 2023 and 2022:

	2023	2022
Stock price (1)	$3.60 – 6.75	$6.5
Conversion price (1)	$3.78 – 7.99	$7.99
Volatility	87.50 – 150%	65 – 105%
Risk-free interest rate	4.64- 5.50%	4.12 – 4.76%

(1)	Prior period results have been adjusted to reflect the Reverse Stock Split of the Common Stock at a ratio of 1-for- 25 that became effective October 13, 2023. See Note 2, “Accounting Policies,” for details.

Changes in Level 3 Financial Liabilities Carried at Fair Value

(in thousands)
Balance, July 19, 2022 (date of Addendum of convertible notes)	$14,610
Conversions of debt	(1,100)
Total revaluation loss	597
Balance, September 13, 2022	14,107
Total revaluation gains	(1,853)
Balance, December 31, 2022	$12,254
Conversions of debt (January 2023- May 11 2023)	(1,344)
Total revaluation losses	30
Balance, May 11, 2023 (date of Second Amendment)	10,940
Conversions of Debt (May 11, 2023-November 19, 2023)	(1,550)
Total revaluation losses	1,569
Balance November 20, 2023 (date of Third Amendment)	$10,959

Conversions of debt (November 20, 2023- December 31, 2023)	(3,069)
Total revaluation losses	584

Balance December 31, 2023	$8,474

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

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

● Variable consideration

● Constraining estimates of variable consideration

● The existence of a significant financing component in the contract

● Noncash consideration

● Consideration payable to a customer

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. The transaction price is allocated to each performance obligation on a relative standalone selling price basis. The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time.

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

Data center hosting

The Company has entered customer hosting contracts whereby the Company provides electrical power and network connectivity to cryptocurrency mining customers, and the customers pay a stated amount per megawatt-hour (“MWh”) (“Contract Capacity”), a fixed rate, as well as a percentage of the profit share of net income from the customer’s mining operations. The actual monthly amounts are calculated after the close of each month and billed the customer. If any shortfalls due to outages are experienced, service level credits may be made to customers to offset outages which prevented them from cryptocurrency mining. Customer contract security deposits are reflected as other liabilities and are made at the time the contract is signed and held until the conclusion of the contract relationship.

Deferred revenue is primarily from advance monthly payments received and revenue is recognized when service is completed.

Demand Response Service

The Company provides emergency demand response solutions to ERCOT pursuant to a contractual commitment over defined service delivery periods. This contract includes a single promise to stand ready, on a monthly basis, to deliver a set amount of curtailment (committed capacity) per month when and if called upon by ERCOT. The Company has concluded this represents a series of distinct monthly services that are substantially the same, with the same pattern of transfer to the customer. Accordingly, the monthly promise to stand ready is accounted for as a single performance obligation. The Company is the principal in these arrangements as it has control over the services prior to those services being transferred to the customer.

Capacity fees are paid to the Company by ERCOT for its stand ready commitment to curtail MWs and are typically based on the Company’s ability to deliver the committed capacity throughout the contractual delivery period. In general, if the Company fails to curtail the contracted MW during energy or emergency dispatches, the MW shortfall results in a penalty that could require the Company to reduce the fees paid by the customer during the contract period.

In order to determine the transaction price, the Company estimates the amount of variable consideration at the outset of the contract either utilizing the expected value or most likely amount method, depending on the facts and circumstances relative to the contract. These estimates consider i) the contractual rate per MW, and ii) historical performance. The Company constrains (reduces) the estimates of variable consideration such that it is probable that a significant reversal of previously recognized revenue will not occur throughout the life of the contract. When determining if variable consideration should be constrained, management considers whether there are factors outside the Company’s control that could result in a significant reversal of revenue. In making these assessments, the Company considers the likelihood and magnitude of a potential reversal of revenue. These estimates are re-assessed each reporting period as required. In the event of an emergency dispatch, any earned energy fees are associated and allocated to the specific month of performance, as these fees meet the criteria to allocate variable consideration to a distinct monthly service within a series of distinct services that comprise the single performance obligation. Therefore, energy fees are recognized in the month in which the Company is called upon to deliver on its stand-ready obligation to curtail capacity.

The Company believes that an output measure based on the monthly contractual MW stand-ready obligation is the best representation of the “transfer of value” to the customer. Accordingly, the Company recognizes monthly revenue based on the proportion of committed stand-ready capacity obligation that has been fulfilled to date.

Cost of Cryptocurrency Mining and Data Center Hosting Revenue

Cost of cryptocurrency mining and data center hosting revenue includes direct utility costs as well as overhead costs that relate to the operations of SCI’s cryptocurrency mining facility.

Accounts Receivable and Allowance

The Company’s accounts receivable balance consists of amounts due from its data center hosting customers and receivables for demand response services. The Company records accounts receivable at the invoiced amount less an allowance for any potentially uncollectable accounts under the current expected credit loss (“CECL”) impairment model and presents the net amount of the financial instrument expected to be collected. The CECL impairment model requires an estimate of expected credit losses, measured over the contractual life of an instrument, that considers forecasts of future economic conditions in addition to information about past events and current conditions. Based on this model, the Company considers many factors, including the age of the balance, collection history, and current economic trends. The Company determines the allowance based on historical write-off experience and current exposures identified. The Company reviews its allowance for potentially uncollectible accounts under CECL monthly. Past due balances over 90 days and over a specified amount are reviewed individually for collectability. All other balances are reviewed on a pooled basis by type of receivable. Account balances are charged off against the allowance when the Company believes it is probable the receivable will not be recovered. The Company does not have any off balance-sheet credit exposure related to its customers. Bad debts are written off after all collection efforts have ceased.

Allowances for credit losses are recorded as a direct reduction from an asset’s amortized cost basis. Credit losses and recoveries are recorded in General and administrative expenses in the Consolidated Statements of Operations. Recoveries of financial assets previously written off are recorded when received. Based on the Company’s current and historical collection experience, management did not record an allowance for expected credits losses or record any recoveries as of December 31, 2023 and December 31, 2022, respectively.

Notes Receivable

The Company’s notes receivable consists of loans made by the Company, who serves as the debt holder, to different entities, serving as borrowers. The Company accounts for its notes receivable in accordance with ASC Topic 310, Receivables (“ASC 310”).

In accordance with ASC 310, notes receivable are reported on the balance sheet at their amortized cost basis. The amortized cost basis is the amount at which a financing receivable or investment is originated or acquired, adjusted for applicable accrued interest, accretion, or amortization of premium, discount, and net deferred fees or costs, or other adjustments. The Company’s notes receivable were all issued at their respective principal amounts. Interest income will be recognized based on the contractual rate in the loan agreement and any premium/discount will be amortized to interest income using the effective interest rate method. The Company does not currently maintain a loan loss allowance as it has not experienced any such losses in historical periods and does not anticipate future losses. The Company evaluates any potential need for loan loss reserves on a periodic basis based on relevant internal and external factors that affect loan collectability, including the amount of outstanding loans owed to the Company, current collection patterns and current economic trends. As these conditions change, the Company may need to record allowances in future periods.

Employee Receivables

Certain employees have a receivable due to the Company based on their stock-based awards, in which $110 thousand and $120 thousand was outstanding as of December 31, 2023 and December 31, 2022, respectively. The balance is currently presented as $13 thousand and $26 thousand within Notes receivable as of December 31, 2023 and December 31, 2022 and $97 thousand and $94 thousand, respectively within Other assets on the financial statements.

Deposits and Credits on equipment

As of December 31, 2023 and December 31, 2022, the Company had approximately $1.0 million and $1.2 million, respectively, in deposits and credits on equipment, that had not yet been received by the Company as of the year end. Once the Company receives such equipment in the subsequent period, the Company will reclassify such balance into Property, Plant, and Equipment. The credit on equipment of $975 thousand is restricted to be used on future purchases by September 1, 2024 (“expiration date”). The Company notes that if an order is not executed by the expiration date, the credit would be forfeited. The Company intends to utilize the full credit balance for future orders prior to the expiration date.

Long-Lived Assets

The Company accounts for impairment or disposal of long-lived assets, which include property, plant, and equipment and also finite-lived intangible assets, in accordance with accounting standards that address the financial accounting and reporting for the impairment or disposal of long-lived assets, specify how impairment will be measured, and how impaired assets will be classified in the consolidated financial statements. On a quarterly basis, the Company analyzes the status of its long-lived assets at each subsidiary for potential impairment. Recoverability of assets to be held and used are measured by a comparison of the carrying amount of an asset to undiscounted future cash flows expected to be generated by the asset. Because the impairment test for long-lived assets held in use is based on estimated undiscounted cash flows, there may be instances where an asset or asset group is not considered impaired, even when its fair value may be less than its carrying value, because the asset or asset group is recoverable based on the cash flows to be generated over the estimated life of the asset or asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. During the year ended December 31, 2023 and 2022, the Company has impaired approximately $575 thousand and $47.4 million, respectively, of property, plant, and equipment, and there was no impairment for the intangible assets for the year ended December 31, 2023 and 2022.

Cash and Cash Equivalents

Cash and cash equivalents consist of cash and highly liquid short-term investments with original maturities of less than three months.

Restricted Cash

Restricted cash relates to cash that is legally restricted as to withdrawal and usage or is being held for a specific purpose and thus not available to the Company for immediate or general business use. As of December 31, 2023, the Company had restricted cash of approximately $4.0 million, in which $3.0 million was classified as current and $1.0 million was classified as non-current. On December 31, 2022, the Company had restricted cash of approximately $685 thousand, in which the entire balance was classified as current. The balance in restricted cash relates to funds held in escrow accounts due to sales of equipment that were executed, in which the Company can release to the convertible noteholders only if they request their share of funds. If no funds are distributed to the convertible noteholders from the escrow account by July 25, 2024, the funds may be used for general purposes for the Company. In addition, there was a restricted deposit held with a customer that was for less than 12 months. The Company has a long-term restricted cash balance in relation to a collateralized deposit.

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

Share-Based Payments

The Company grants options to purchase our common stock and awards restricted stock to our employees and directors under our equity incentive plans. The benefits provided under these plans are share-based payments and the Company accounts for stock-based awards exchanged for employee service in accordance with the appropriate share-based payment accounting guidance. Stock-based compensation represents the cost related to stock-based awards granted to employees and directors. The Company measures stock-based compensation cost at grant date based on the estimated fair value of the award and recognizes the cost as expense on a straight-line basis in accordance with the vesting of the options (net of estimated forfeitures) over the option’s requisite service period. The Company estimates the fair value of stock-based awards on the grant date using a Black-Scholes valuation model. The Company uses the fair value method of accounting with the modified prospective application, which provides for certain changes to the method for valuing share-based compensation. The valuation provisions apply to new awards and to awards that are outstanding on the effective date and subsequently modified. Under the modified prospective application, prior periods are not revised for comparative purposes. Stock-based compensation expense is recorded in the lines titled “Cost of cryptocurrency mining revenue,” “Cost of data hosting revenue,” and “Selling, general and administrative expenses” in the Consolidated Statements of Operations based on the employees’ respective functions.

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

Other Comprehensive Income

The Company had no other comprehensive income items for the years ended December 31, 2023 and 2022.

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liability on our consolidated balance sheets. The Company did not have any finance leases as of December 31, 2023 or December 31, 2022.

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

In June 2016, the FASB issued ASU 2016-13 (Financial Instruments - Credit Losses (Topic 326)) and its subsequent amendments to the initial guidance within ASU 2018-19, ASU 2019-04, ASU 2019-05, ASU 2019-10, ASU 2019-11 and ASU 2020-02, respectively (collectively, Topic 326). Topic 326 changes how entities will measure credit losses for most financial assets and certain other instruments that are not accounted for at fair value through net income. This standard replaces the existing incurred credit loss model and establishes a single credit loss framework based on a current expected credit loss model for financial assets carried at amortized cost, including loans and held-to- maturity debt securities. The current expected loss model requires an entity to estimate credit losses expected over the life of the credit exposure upon initial recognition of that exposure when the financial asset is originated or acquired, which will generally result in earlier recognition of credit losses. This standard also requires expanded credit quality disclosures. For available-for-sale debt securities, entities will be required to record allowances rather than reduce the carrying amount, as they do today under the other-than-temporary impairment model. This standard also simplifies the accounting model for purchased credit-impaired debt securities and loans. This standard will affect loans, debt securities, trade receivables, net investments in leases, off balance sheet credit exposures, reinsurance receivables, and any other financial assets not excluded from the scope that have the contractual right to receive cash. ASU 2018-19 clarifies that receivables arising from operating leases are accounted for using lease guidance and not as financial instruments. ASU 2019-04 clarifies that equity instruments without readily determinable fair values for which an entity has elected the measurement alternative should be remeasured to fair value as of the date that an observable transaction occurred. ASU 2019-05 provides an option to irrevocably elect to measure certain individual financial assets at fair value instead of amortized cost. This standard should be applied on either a prospective transition or modified-retrospective approach depending on the subtopic. This standard will be effective for the Company for annual and interim reporting periods beginning on or after December 15, 2022, and while early adoption is permitted, the Company does not expect to elect that option. This standard has been adopted as of January 1, 2023, and did not have any material impact for the Company’s operations. The Company will continue to evaluate if any changes occur subsequently and properly record and disclose in relation to Topic 326.

Accounting Updates Not Yet Effective

Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvement to Reportable Segment Disclosures (ASU 2023-07), which requires disclosure of incremental segment information on an annual and interim basis, primarily through enhanced disclosures of significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and requires retrospective application to all periods presented upon adoption. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2023-07 will have on its consolidated financial statements and disclosures.

Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets

In December 2023, the FASB issued ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which establishes accounting guidance for crypto assets meeting certain criteria. Bitcoin meets this criteria. The amendments require crypto assets meeting the criteria to be recognized at fair value with changes recognized in net income each reporting period. Upon adoption, a cumulative-effect adjustment is made to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The guidance is not expected to have an impact on the Company’s consolidated financial statements and disclosures, unless the Company intends to hold crypto assets.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2023-09 will have on its consolidated financial statements and disclosures.

3. Accounts Receivable

Accounts receivables consist of the following at:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Data hosting	$2,456	53
Related party receivable	8	247
Demand response service receivable	268	-
Proprietary mining Coinbase receivable	216	20
Total	$2,948	$320

4. Property, Plant and Equipment

Property, plant and equipment consist of the following at:

(Dollars in thousands)	December 31, 2023	December 31, 2022
Land and land improvements	$1,538	$540
Buildings and leasehold improvements	25,369	6,410
Computers and related software	11,764	7,248
Machinery and equipment	9,054	3,310
Office furniture and fixtures	28	22
Construction in progress	1,111	26,175
	48,864	43,705
Less: Accumulated depreciation	(4,292)	(1,496)
	$44,572	$42,209

Depreciation expense was approximately $3.9 million and $18.7 million for the years ended December 31, 2023 and 2022, respectively. Repairs and maintenance expense was $140 thousand and $76 thousand for the years ended December 31, 2023 and 2022, respectively.

On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, which resulted in a reportable disposition of all of the Company’s mining assets at the site and certain of the operating assets of Project Marie. The total net book value of the collateralized assets that were repossessed totaled approximately $3.4 million in which were written off the Company’s books in the first quarter of 2023, offsetting the outstanding accrued interest and penalty first, then the remaining outstanding loan. On September 5, 2023, NYDIG provided a letter finalizing the accounting for the repossessed collateralized assets totaling proceeds of approximately $3.4 million. See Note 9 in relation to the outstanding debt and interest associated with the NYDIG financing.

Loss on sale of fixed assets

The Company incurred a $398 thousand loss for the year ended December 31, 2023 in connection with the disposal and sale of miners (M20, M21, M30, and M31 models) and equipment which included Switchgear and Tesseracks (mobile, Bitcoin mobile equipment) for approximately $147 thousand at their Project Sophie and Project Marie sites in which the Company received proceeds of approximately $2.5 million in which had a net book value of approximately $2.7 million. In addition, the Company incurred a loss on sale of assets of approximately $251 thousand in relation to NYDIG collateral finalization in which the Company had to pay for expenses and legal fees in related to the disposition. The Company incurred a $4.1 million loss for the year ended December 31, 2022 in connection with the disposal of miners and equipment with a net book value of approximately $6.9 million for the year ended December 31, 2022, in which the Company received proceeds of $2.8 million for the year ended December 31, 2022.

Impairment on fixed assets

During the year ended December 31, 2023, the Company had impairment charges of approximately $575 thousand in which related to impairment of approximately $165 thousand for power supply units (PSUs) at the Sophie location, and $410 thousand for revaluing S19, M30, M31, and M32 miners to market conditions and sales made during and subsequent to year-end in which lowered the net book value to the sales price of the type of miner sold.

During the year ended December 31, 2022, the Company had total impairment charges of approximately $47.4 million, relating to S-9 and L3 miners in storage in which the carrying balance exceeded its fair value by approximately $1.9 million. In addition, the Company assessed the active miners in operations and determined there had been a decline in the market value of the active miners in the Company’s operations for fiscal year 2022. As a result, a quantitative impairment analysis was required as of December 31, 2022. As such, the Company reassessed its estimates and forecasts as of December 31, 2022, to determine the undiscounted cash flows to determine whether the miners would be recoverable. It was determined based on the analysis, that the undiscounted cash flow with residual value was less than the net book value as of December 31, 2022, confirming the existence of a triggering event, and therefore required an impairment to be recognized. Based on the fair value of the active miners compared to the net book value, the Company recorded an impairment charge of approximately $39.4 million to be recognized on the consolidated statements of operations for the year ended December 31, 2022. As of December 31, 2022, the Company had M20 miners and M21 miners in service at the Sophie location. Of these miners a portion of the miners were planned to be sold in the near future in fiscal year 2023. As a result of the fair value analysis as of December 31, 2022, the Company concluded the carrying amount of the property, plant and equipment associated with the M20 and M21 miners exceeded its fair value of $295 thousand, which resulted in impairment charges of approximately $1.8 million on the consolidated statements of operations for the year ended December 31, 2022.

As of December 31, 2022, the Company had equipment held at vendor including switchgears, transformers, busways and bus plugs. The Company had discussions with a potential buyer and board of directors approval for sale of the switchgears held at vendor. The Company had a purchase order received for the switchgear, subject to inspection of the equipment and final sale. The sale of the equipment held at vendor would mean the equipment was not being used for its intended purpose. As such, the Company reassessed its estimates and forecasts as of December 31, 2022, to determine the fair values of the equipment held at vendor. As a result of the fair value analysis as of December 31, 2022, the Company concluded the carrying amount of the equipment held at vendor of approximately $2.8 million exceeded its fair value of $916 thousand, which resulted in an impairment charge of approximately $1.9 million on the consolidated statements of operations for the year ended December 31, 2022.

Due to the closure of operations for Project Marie as discussed above, the Company disposed of approximately $1.7 million worth of leasehold improvements and general electrical upgrades and equipment which were attached to the facility which could not be salvaged for any value with the operations ceasing, and therefore the Company impaired those assets for the full amount as of December 31, 2022. Also, the Company had equipment held for sale due to the closure of the Marie facility in the first quarter of 2023, in which based on a fair value analysis compared to the Company’s net book value of the equipment still held had an impairment of approximately $700 thousand that was recorded on the consolidated statements of operations for the year ended December 31, 2022. As a result, the total impairment for the Marie assets not attached to the collateralized NYDIG assets was approximately $2.4 million for the year-ended December 31, 2022.

Equipment held for sale

In April 2023, Project Sophie entered into a 25 MW hosting contract with a sustainability-focused Bitcoin miner, in which has shifted the Company’s business model at the Company’s modular data center at Project Sophie from proprietary mining to hosting Bitcoin miners for the customer. The Company is currently selling existing Bitcoin miners at the site and redeploying capital. The Company obtained Board of Director approval to sell all remaining miners at the Sophie location and as of December 31, 2023, approximately $107 thousand to be sold which the Company expects to sell within a year.

5. Asset Acquisition

As discussed above, on October 29, 2021, we completed the Soluna Callisto acquisition pursuant to an Agreement and Plan of Merger dated as of August 11, 2021, by and among the Company, SCI and Soluna Callisto (the “Merger Agreement”). The purpose of the transaction was for SCI to acquire substantially all of the assets (other than those assets physically located in Morocco) formerly held by HEL, which assets consisted of Soluna Callisto’s existing pipeline of certain cryptocurrency mining projects that HEL previously transferred to Soluna Callisto and to provide SCI with the opportunity to directly employ or retain the services of four individuals whose services it had retained through HEL prior to the merger. As a result of the merger, each share of common stock of Soluna Callisto issued and outstanding immediately prior to the effective time of the merger, other than shares owned by the Company or any of our subsidiaries, was cancelled and converted into the right to receive a proportionate share of up to 118,800 shares (the “Merger Shares”) of the Company’s common stock payable upon the achievement of certain milestones within five years after the effective date in the merger, as set forth in the merger agreement and the schedules thereto (the “Merger Consideration”). See Note 15 for further information regarding our relationship with HEL.

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

Termination Consideration

In connection with the Soluna Callisto acquisition, effective as of October 29, 2021, pursuant to the terms of a termination agreement dated as of August 11, 2021 by and among the Company, SCI, and HEL, on November 5, 2021, SCI paid HEL $725 thousand and SHI issued to HEL 6,000 shares of SHI common stock (the “Termination Shares”). SCI also reimbursed HEL $75 thousand for transaction-related fees and expenses. SHI included the termination costs as part of asset acquisition per ASC 805-50. Based on the closing price of the SHI common stock on Nasdaq on November 5, 2021, SHI has valued the aggregate termination consideration at approximately $1.9 million.

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

On April 11, 2023, the Board had reviewed and approved the progress of SCI’s management team in qualifying facilities as Qualified Facilities and discussed an extension of the date in Section 2.7(a)(ii)(A) of the Merger Agreement to December 31, 2023 (previously was June 30, 2022), and an extension of the date in Section 2.7(a)(ii)(B) of the Merger Agreement to June 30, 2024 (previously was June 30, 2023).

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

6. Intangible Assets

Intangible assets consist of the following as of December 31, 2023:

(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Total

Strategic pipeline contract	$46,885	$20,317	$26,568
Assembled workforce	500	216	284
Patents	165	10	155
Total	$47,550	$20,543	$27,007

Intangible assets consist of the following as of December 31, 2022:

(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Total

Strategic pipeline contract	$46,885	$10,940	$35,945
Assembled workforce	500	117	383
Patents	110	6	104
Total	$47,495	$11,063	$36,432

Amortization expense for the year ended December 31, 2023 and 2022 was approximately $9.5 million and $9.5 million.

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

The Company expects to record amortization expense of intangible assets over the next five years and thereafter as follows:

(Dollars in thousands)
Year ending December 31,
2024	$9,485
2025	9,485
2026	7,905
2027	8
2028	8
Thereafter	116
Total	$27,007

7. Income Taxes

Income tax expense (benefit) for each of the years ended December 31 consists of the following:

(Dollars in thousands)	2023	2022

Federal	$—	$—
State	40	42
Deferred	(1,107)	(1,388)
Total	$(1,067)	$(1,346)

The significant components of deferred income tax expense (benefit) from operations for each of the years ended December 31 consists of the following:

(Dollars in thousands)	2023	2022

Deferred tax expense (benefit)	$2,566	$(12,760)
Net operating loss carry forward	(9,813)	(7,359)
Valuation allowance	6,140	18,731
	$(1,107)	$(1,388)

The Company’s effective income tax rate from operations differed from the Federal statutory rate for each of the years ended December 31 as follows:

	2023	2022
Federal statutory tax rate	21%	21%
Change in valuation allowance	(15)	(17)
State taxes, net of federal benefit	—	—
Expiration of stock option	(1)	—
Loss on extinguishment of debt	(1)	(2)
Other deferred Adjustments	(1)	(1)
Tax rate	3%	1%

Deferred Tax (Liabilities) Assets:

Deferred tax (liabilities) assets are determined based on the temporary differences between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates. Temporary differences, net operating loss carryforwards and tax credit carryforwards that give rise to deferred tax assets and liabilities are summarized as follows as of December 31:

(Dollars in thousands)	2023	2022

Deferred tax assets:
Accruals and reserves	$274	$251
Net operating loss	28,951	19,137
Property, plant and equipment	5,777	10,093
Stock options	1,562	996
Research and development tax credit	227	174
Deferred tax assets	36,791	30,651
Valuation allowance	(36,791)	(30,651)
Deferred tax assets, net of valuation allowance	—	—

Deferred tax liabilities:
Intangibles	(7,779)	(8,886)
Deferred tax liabilities	(7,779)	(8,886)
Deferred tax liabilities, net	$(7,779)	$(8,886)

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

As a result of its assessment in 2023, the Company increased its valuation allowance against its deferred tax assets. The increase in the valuation allowance caused incremental tax expense of $6.1 million to be recognized in 2023. The increase of the valuation allowance was based upon the uncertainty surrounding the Company’s projected future taxable income, causing the Company to evaluate what portion of the Company’s deferred tax assets it believes are more likely than not to be realized. The Company has determined that it will not generate sufficient levels of pre-tax earnings in the future to realize the deferred tax assets relating to net operating loss carryforwards and research and development credit carryforwards recorded on the balance sheet as of December 31, 2023. Taking into consideration existing levels of permanent differences, non-deductible expenses and the reversal of significant temporary differences, the Company has determined that all other deferred tax assets recorded on the balance sheet as of December 31, 2023, will be fully realized.

The valuation allowance on December 31, 2023 and 2022 was $36.8 million and $30.7 million, respectively. Activity in the valuation allowance for deferred tax assets is as follows as of December 31:

(Dollars in thousands)	2023	2022

Valuation allowance, beginning of year	$30,651	$11,921
Net operating (loss) income	9,813	7,361
Property, plant and equipment	(4,316)	10,093
Stock options	566	996
Research and development credit	53	30
Accrued expenses	24	250
Valuation allowance, end of year	$36,791	$30,651

Net operating losses:

As of December 31, 2023, the Company has unused Federal net operating loss carryforwards of approximately $126.2 million. Of these, none will expire in 2023, $52 million will expire between 2024 and 2035, and the remainder being carried forward indefinitely.

The Company’s and/or its subsidiaries’ ability to utilize their net operating loss carryforwards may be significantly limited by Section 382 of the IRC of 1986, as amended, if the Company or any of its subsidiaries undergoes an “ownership change” as a result of changes in the ownership of the Company’s or its subsidiaries’ outstanding stock pursuant to the exercise of the warrants or otherwise.

Unrecognized tax benefits:

The Company has unrecognized tax benefits of $0 and $0 thousand as of December 31, 2023 and 2022.

Additionally, the Company does not have uncertain tax positions that it expects will increase or decrease within twelve months of this reporting date. The Company recognizes interest and penalties related to uncertain tax positions as a component of tax expense. The Company did not recognize any interest or penalties in 2023 and 2022.

The Company files income tax returns, including returns for its subsidiaries, with federal and state jurisdictions. The Company is no longer subject to IRS or state examinations for any periods prior to 2019, although carryforward attributes that were generated prior to 2021 may still be adjusted upon examination by the IRS if they either have been or will be used in a future period.

8. Accrued Liabilities

Accrued liabilities consist of the following at:

(Dollars in thousands)	December 31, 2023	December 31, 2022

Salaries, wages and related expenses	$423	$178
Liability to shareholders for previous acquisition	363	363
Legal, audit, tax and professional fees	448	214
Sales tax accrual	575	-
Real estate taxes accrual	1,166	-
Hosting and utility fees	383	626
Interest payable	936	477
Dividend payable	7	243
Construction fees	-	590
Membership distribution accrual	517	-
Other	88	30
Total	$4,906	$2,721

9. Debt

Debt consists of the following:

Convertible Notes Payable

(Dollars in thousands):

	Maturity Date	Interest Rate	December 31, 2023	December 31, 2022
Convertible Note	July 25, 2024	*18%	$8,474	$12,254
Less: discount from issuance of warrants			-	(475)
Less: debt issuance costs			-	(42)
Total convertible notes, net of discount and issuance costs			$8,474	$11,737

*	Default interest was waived on March 10, 2023, and no further interest applied on the Convertible Note for the remainder of the year.

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

Pursuant to the Addendum, between July 21, 2022 to August 3, 2022, the October Secured Notes with an aggregate principal amount of $1,100,000 converted into 11,734 shares of common stock, at the conversion price of $93.75. Pursuant to the Addendum and Addendum Amendment, the Company evaluated whether the new addendums qualified as debt modification or debt extinguishment, and based on ASC 470, Debt, the Company determined the Addendum and Addendum Amendment to fall under Debt Extinguishment and the Company would be required to fair value the new debt, and in turn write off the existing debt on the books. Based on the Company’s assessment, an extinguishment of debt of approximately $12.8 million was recorded in July and September of 2022 based on the Addendum and Addendum Amendment, the October Secured Notes had an aggregate principal amount of approximately $13.0 million and a fair value of approximately $14.1 million outstanding after the debt extinguishment. The fair value of the New Warrants issued to the Noteholders on September 13, 2022 was approximately $8.6 million and recorded as part of the loss on extinguishment of debt. The residual fair value of the New Warrants issued to non-lenders was $892 thousand and was recorded as equity with the offset as debt discount against the residual proceeds, in which the entire $892 thousand has been amortized. All the original debt issuance costs were written off with the extinguishment of the debt, and with the Addendum Amendment. As of the year ended December 31, 2022, the Company had to fair value the outstanding debt, in which it was determined to be approximately $12.3 million of a principal outstanding balance of approximately $13.0 million, in which the change in valuation compared to September 2022 when the Company had an extinguishment recorded, was recorded as a revaluation gain for the year ended December 31, 2022.

In accordance with the most favored nation provision (“MFN Provision”), following the issuance of the December 2022 Shares and the December 2022 Warrants, the Company reduced the conversion price of the October Secured Notes to $19.00 per share. The Company held a special meeting on March 10, 2023 of our stockholders for the purpose of obtaining stockholder approval for a reduction in the conversion price of the October Secured Notes, subject to a conversion price floor of $7.50 per share, which amount represented the closing price of our Common Stock on the Nasdaq Stock Market on January 3, 2023, the first trading day of the 2023 fiscal year.

In connection with the December 2022 Offering, the Company also agreed to amend certain existing warrants to purchase up to an aggregate of: (i) 23,681 shares of our Common Stock at an exercise price of $237.50 per share and an expiration date of October 25, 2026; (ii) 40,000 shares of our Common Stock at an exercise price of $87.50 per share and with an expiration date of September 13, 2027; (iii) 40,000 shares of our Common Stock at an exercise price of $112.50 per share and with an expiration date of September 13, 2027; (iv) 40,000 shares of our Common Stock at an exercise price of $137.50 per share and with an expiration date of September 13, 2027; (v) 40,000 shares of our Common Stock at an exercise price of $7.50 per share and an expiration date of September 13, 2027; and (vi) 3,400 shares of Common Stock at an exercise price of $187.50 and an expiration date of January 14, 2025, held by the Noteholders (collectively, the “Noteholder Warrants”) so that the amended Noteholder Warrant would have an exercise price of $19.00 per share. The Company evaluated the warrant exercise price adjustment from the values noted above to $19.00 noting the total dollar value impact in which the Noteholder Warrant’s new fair value, as a result of the exercise price revision, exceeded the previous warrant instrument was approximately $370 thousand, the Company deemed the change in exercise price was in contemplation with the December 2022 offering, as such was recognized as a deferred cost of the offering against the proceeds.

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

On November 20, 2023 the Company and the Noteholders entered into a Third Amendment Agreement to amend the Notes, the October SPA and related agreements (collectively, the “Transaction Documents”) to facilitate future financings by the Company that may include funds for prepayment of the Notes by permitting the Company to force conversion of up to $1.5 million of the Notes under certain circumstances and reduce the prepayment penalty in return for reducing the conversion price of the $4.7 million of the Notes and reducing the exercise price of 150,000 of the Warrants to $0.01.

As provided in the original terms of the Notes, in the event the Company prepays the amounts owed under Notes, the Company must pay an additional 20% prepayment penalty. Under the new Transaction Documents, in the event the prepayment occurs between February 15, 2024 and July 24, 2024, prepayment penalty is reduced to 10%.

In addition, under the new Transaction Documents, the Company has the right to force the conversion of up to $1.5 million of face value of the Notes in whole or in part at any time up to the maturity date of the Notes, provided that at the time of such conversion the share price on the trading market on which the Company’s shares is then listed exceeds $5.00 and a minimum volume of 50,000 traded each trading day for the five trading days immediately prior to such forced conversion.

As consideration for the reduction in the prepayment penalty and the new forced conversion right, the Company agreed that an aggregate $4.7 million of the Notes had the conversion price reduced to $3.78 per share and 150,000 of the Warrants had the exercise price reduced to $0.01 (the “Repriced Warrants”), provided that prior to February 1, 2024, for each $31.33 in Notes converted by a Noteholder, such Noteholder may exercise one Repriced Warrant and that on February 1, 2024, all Repriced Warrants became immediately exercisable.

With the Second Amendment on May 11, 2023, the principal value was reestablished to approximately $13.3 million, and a new fair value was established at approximately $10.94 million. The Second Amendment caused an extinguishment of debt of approximately $1.9 million which includes a loss on revaluation of the debt of $554 thousand and warrant valuation of New Class A and Class B warrants of $1.3 million. In addition, there was a $250 thousand extension fee cash payment that was included within “Other expense, net” on the consolidated financial statements for the year ended December 31, 2023. The Company had approximately $1.6 million of note conversions between May 11, 2023 and November 20, 2023 (date of the Third Amendment).

The Company performed a fair value assessment as of November 20, 2023 due to the trigger of extinguishment of debt, and had a debt revaluation loss of approximately $911 thousand, which included a valuation adjustment for the warrant repricing. The Company had approximately $3.1 million of note conversions between November 21, 2023 through December 31, 2023. In addition, a fair value assessment was performed as of December 31, 2023, and a $584 revaluation loss was recorded to adjust the fair value of the convertible debt to approximately $8.5 million outstanding as of December 31, 2023. The Company has approximately an $8.7 million principle balance outstanding for the convertible debt as of December 31, 2023.

Promissory Notes

The Company had issued six promissory notes in fiscal year 2023 to certain holders totaling an aggregate principal balance of $900 thousand in which were issued in $300 thousand increments on January 13, 2023, February 3, 2023, and February 10, 2023. Each of the promissory notes accrued at an interest rate of 15% per annum, and each note matured within nine months subsequent its issuance. On March 24, 2023, the Company issued to the holders of the promissory notes on January 13, 2023, 53,517 shares of common stock in satisfaction of the repayment of $300 thousand in principal plus accrued and unpaid interest of $9 thousand and other charges thereon of $92 thousand in which were included as part of interest expense, at the same price per share as the agreed upon share price conversion rate noted in relation to the December 5, 2022 SPA amendment on February 9, 2023, and approved during the Special Shareholders Meeting on March 10, 2023.

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

Notes payable

On July 13, 2023, the Company entered into two note payable agreements for a total principal value of approximately $235 thousand. The two note payable amounts had a 15% issue discount applied and a maturity date of April 15, 2024. The Company can prepay the notes by paying the full amount owed plus an additional 20%. On August 2, 2023 and August 25, 2023, the Company paid both outstanding note payable balances of approximately $235 thousand plus a 20% prepayment fee of approximately $47 thousand. With the prepayment of the notes payable, the Company incurred a $33 thousand loss on debt extinguishment. As of the December 31, 2023, the Company has fulfilled the two note payable agreements.

NYDIG Financing

(Dollars in thousands)	Maturity Dates	Interest Rate	December 31, 2023	December 31, 2022
NYDIG Loans #1-11	April 25, 2023 thru January 25, 2027*	12% thru 15%	$10,546	$14,387

Less: principal payments			—	(3,841)
Less: repossession of collateralized assets			(1,363)	-
Total outstanding debt			$9,183	$10,546

*	Due to event of default- the entire NYDIG Financing became current, see note below.

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

The NYDIG Notice states that (a) Borrower failed to observe or perform certain covenants, conditions or agreements contained in the Master Agreement and such failure continued unremedied for a period of ten days after Borrower’s knowledge of such breach, which resulted in an event of default under the Master Agreement, and (b) Borrower defaulted under the guaranty, collateral agreement, or other support agreement, which resulted in an event of default under the Master Agreement. In addition, the NYDIG Notice states that Borrower failed to pay certain payments of principal and interest under the Master Agreement when due, which failure also constituted an event of default under the Master Agreement. As a result of the foregoing events of default, and pursuant to the Master Agreement, NYDIG (x) declared the principal amount of all loans due and owing under the Master Agreement and all accompanying Loan Documents (as defined in the Master Agreement) to be due and immediately payable, (y) imposed a default rate of interest on any outstanding principal amount of each loan (together with all then unpaid interest accruing thereon) and all other obligations under the Master Agreement and the Loan Documents, and (z) demanded the return of all equipment subject to the Master Agreement and the Loan Documents. As such, the principal balance of $10.5 million became due immediately and the Borrower was to bear interest, at a rate per annum equal to 2.0% plus the rate per annum otherwise applicable to such obligations set forth in the Master Agreement. Also, as the Company was not able to obtain a waiver, the outstanding deferred financing costs were written off. As of December 31, 2022, the Borrower had incurred accrued interest and penalty of approximately $274 thousand. On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, and repossessed the collateralized assets that totaled approximately $3.4 million, in which approximately $560 thousand was first used to pay off accrued interest and penalty to date. On September 5, 2023, NYDIG provided a letter finalizing the accounting for the repossessed collateralized assets totaling proceeds of approximately $3.4 million. This included legal and other expenses associated with the sale of the assets net a modest gain on the estimated net book value of the assets totaling $251 thousand that was expensed as a loss on disposition of assets for the year ended December 31, 2023. On December 7, 2023, NYDIG filed its Motion for Summary Judgment seeking entry of a judgment against Soluna in the approximate amount of $10.3 million for principal and interest and penalties. On January 12, 2024, Soluna filed its objection to NYDIG’s motion for summary judgment on the grounds that NYDIG failed to explain what collateral of which loan was sold and how the sale proceeds were allocated to each loan. A summary judgment motion was performed on February 13, 2024, and was agreed upon by both NYDIG and the Borrower, that the total outstanding loan principal balance would be approximately $9.2 million, in which a penalty fee was applied of approximately $1.0 million to the repossessed collateralized assets, and outstanding interest and penalty balance would be approximately $694 thousand as of October 31, 2023. The Company applied the per diem interest rate agreed upon for the remaining two months, incurring an additional $242 thousand in interest and penalties, for a total outstanding interest and penalties balance of $936 thousand as of December 31, 2023.

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

Loan and Security Agreement

Navitas Term Loan

(Dollars in thousands)	Maturity Dates	Interest Rate	December 31, 2023
Term Loan and capitalized interest	May 9, 2025	15%	$2,254
Less: principal and capitalized interest payments			(547)
Less: debt issuance costs			(25)
Total outstanding debt			1,682

On May 9, 2023, DVCC and Navitas West Texas Investments SPV, LLC entered into a 2-year Loan Agreement (“Term Loan”) for $2,050,000. The unpaid principal balance of the Term Loan shall bear interest at per annum rate equal to 15%. Beginning on the last Business Day of the month in which the In-Service Date occurs (date Dorothy 1B is put into full operation following the planned ramp-up period), and continuing on the last Business Day of each month thereafter until the repayment of all Term Loan debt principal and accrued interest occurs, DVCC shall make debt service payments on the Term Loan through a cash sweep with the Site-level Free Cash Flow (total revenue of DVCC minus power costs and site level costs listed in Loan and Security agreement), otherwise to be distributed to Soluna Holdings, Inc., the ultimate parent entity of DVCC (the “SLNH Cash”) being applied as a permanent repayment of the Loan in an amount equal to the greater of: (i) the sum of (A) the amount of accrued and unpaid interest that has not yet been added to the principal balance of the Term Loan, if any, plus (B) an amount equal to 1/24th of the then outstanding principal balance of the Term Loan; provided that the aggregate amount payable pursuant to this clause (i) shall not exceed SLNH Cash times 0.60; or (ii) SLNH Cash times 0.33.

Any and all monthly debt service amounts so paid to Lender shall be applied first to accrued and unpaid interest that has not yet been added to the principal balance of the Term Loan, if any, and then to repayment of the then outstanding principal balance of the Term Loan. On the Term Loan Maturity Date (May 9, 2025), all remaining principal and accrued and unpaid interest that has not yet been added to the principal balance of the Term Loan, if any, shall become immediately due and owing in full and shall be paid by wire transfer in immediately available funds. As of December 31, 2023, approximately $1.7 million is included in current portion of debt as the Company’s expectation is that principal and capitalized interest payments will be made to pay off the Term Loan within one year after year-end. The Company has paid approximately $547 thousand in principal and capitalized interest payments for the year ended December 31, 2023. For the year ended December 31, 2023, the Company has incurred approximately $204 thousand in interest expense.

Line of Credit

On September 15, 2021, the Company entered into a $1.0 million unsecured line of credit with KeyBank National Association (“KeyBank”), that will, among other things, allow the Company to request loans and to use the proceeds of such loans for working capital and other general corporate purposes (the “KeyBank facility”). The line of credit bears interest at a rate of Prime + 0.75% per annum. Accrued interest is due monthly and principal is due in full following KeyBank’s demand. As of January 1, 2022, the entire line of credit of $1.0 million was drawn and outstanding. As of December 31, 2022, $650 thousand of outstanding balance has been paid down; therefore $350 thousand of the amount drawn under the line of credit remained outstanding. As of December 31, 2023, the remaining $350 thousand has been paid down, and the Company does not have any remaining balance outstanding. The Company does not plan to draw down on the line of credit in the foreseeable future. In addition, future drawdowns may require pre-approval by KeyBank.

10. Stockholders’ Equity

Preferred Stock

The Company has two series of preferred stock outstanding: the Series A Preferred Stock, with a $25.00 liquidation preference; and the Series B Convertible Preferred Stock, par value $0.0001 per share, with a stated value equal to $100.00 (the “Series B Preferred Stock”). As of December 31, 2023 and December 31, 2022, there were 3,061,245 shares of Series A Preferred Stock issued and outstanding, respectively, and as of December 31, 2023 and December 31, 2022 there was 62,500 shares of Series B Preferred Stock issued and outstanding, respectively.

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

Common Stock

The Company has one class of common stock, par value $0.001 per share. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. As of December 31, 2023 and December 31, 2022, there were 2,505,620 and 747,837 shares of common stock issued and outstanding, respectively.

Dividends

Pursuant to the Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock of the Company, dividends, when, as and if declared by the Board (or a duly authorized committee of the Board), will be payable monthly in arrears on the final day of each month, beginning August 31, 2021. During the year ended December 31, 2022, the Board declared and paid the Company aggregate dividends on the shares of Series A Preferred Stock of approximately $3.9 million, respectively. The Board of Directors had not declared any Series A Preferred Stock dividends beginning October 2022 through December 31, 2023, as such the Company has accumulated approximately $8.6 million of dividends in arrears on the Series A Preferred Stock through December 31, 2023.

`

The Company’s Series B Preferred Stock includes a 10% accruing dividend compounded daily for 12 months from the original issue date of July 20, 2022 that may be paid in cash or stock at the Company’s option at the earlier of (i) the date the Series B Preferred Stock is converted, or (ii) the Series B Dividend Termination Date. On August 11, 2023, the Company paid a mandatory dividend on its outstanding Series B Convertible Preferred Stock in the amount of approximately $656 thousand. Pursuant to the Certificate of Designation for the Series B Stock, the Company had the option to pay the dividend in cash or shares of Common Stock. Pursuant to a Dividend Payment Agreement, the Company and the holder of the Series B Stock agreed to satisfy the payment of the dividend through the issuance of 44,000 shares of its Common Stock and 70,300 prefunded warrants (the “Prefunded Warrants”).

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

Reservation of Shares

The Company had reserved common shares for future issuance as follows as of December 31, 2023:

Stock options outstanding (1)	52,393
Restricted stock units outstanding (1)	9,612
Warrants outstanding (1)	1,148,269
Common stock available for future equity awards or issuance of options (1)	523,716
Number of common shares reserved	1,733,990

(1)	Prior period results have been adjusted to reflect the Reverse Stock Split of the Common Stock at a ratio of 1-for-25 that became effective October 13, 2023. See Note 2, “Accounting Policies,” for details.

The Company also notes that as of December 31, 2023, there are 1,907,188 Series A preferred stock available for future equity awards under the 2021 Plan.

Placement Agent Agreements

On September 13, 2022, the Company entered into a placement agent agreement with Univest Securities LLC (“Univest”) in which all of the 19,464 outstanding warrants held with Univest which were earned through previous equity offerings would be revised to a new exercise price value of $108.25 per warrant.

Additionally, on December 2, 2022, the Company entered into an additional placement agency agreement with, pursuant to which Univest agreed to serve as the exclusive placement agent for the Company on a reasonable best-efforts basis in connection with the December Offering. Pursuant to the additional Placement Agency Agreement, the Company agreed to pay to Univest (i) a fee in shares of Common Stock equal to 7% of the Shares issued and sold in the Offering (excluding any securities that may be issued pursuant to the Options or upon exercise of the Warrants) (the “Placement Agent Shares”), (ii) 17,241 restricted shares of Common Stock in relation to Univest’s role in the underwritten offering that closed on October 26, 2022 (the “October Shares”), and (iii) an additional fee of warrants to purchase the number of shares of Common Stock equal to 7% of the number of Shares issued and sold in the December Offering (excluding any securities that may be issued pursuant to the Options or upon exercise of the Warrants) in the form substantially similar as the Warrants (the “Placement Agent Warrants”, and together with the Placement Agent Shares and the October Shares, the “Placement Agent Securities”), each such issuance to Univest (and/or its designees) subject to and upon obtaining the appropriate approval by stockholders required by the applicable rules and regulations of the Nasdaq. Approval by the shareholders took place during a Special Shareholder meeting on March 10, 2023.

11. Retirement Plan

The Company maintains a voluntary savings and retirement plan under IRC Section 401(k) covering substantially all employees. Employees must complete six months of service and have attained the age of twenty-one prior to becoming eligible for participation in the plan. The Company plan allows eligible employees to contribute a percentage of their compensation on a pre-tax basis and the Company matches employee contributions, on a discretionary basis, currently in an amount equal to 100% of the first 3% and 50% of the next 2% of the employee’s salary, subject to annual tax deduction limitations. Effective January 1, 2017, Company matching contributions are vested immediately. Company matching contributions were $176 thousand and $177 thousand, which includes $0 and $19 thousand related to discontinued operations for 2023 and 2022, respectively. The Company may also make additional discretionary contributions in amounts as determined by management and the Board of Directors. There were no additional discretionary contributions by the Company for the years 2023 or 2022.

12. Net (loss) income per Share

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations for continuing operations for the years ended December 31:

(Dollars in thousands, except shares)	2023	2022

Numerator:
Net loss from continuing operations	$(27,703)	$(107,016)
(Less) Net income (loss) attributable to non-controlling interest	1,498	(380)
Net income from discontinued operations	-	7,921
Net loss attributable to Soluna Holdings, Inc.	$(29,201)	$(98,715)
Less: Preferred Dividend	(421)	(4,088)
Less: Cumulative Preferred Dividends in arrears	(6,888)	(1,722)
Balance	$(36,510)	$(104,525)
Denominator:
Basic and Diluted EPS:
Common shares outstanding, beginning of period	747,837	550,168
Weighted average common shares issued during the period including penny warrants issued and outstanding as of year-end	565,881	49,133
Denominator for basic earnings per common shares —
Weighted average common shares	1,313,718	599,301

The Company notes as continuing operations was in a net loss for fiscal year 2023 and 2022, as such basic and diluted EPS is the same balance as continuing operations acts as the control amount in which would cause antidilution. Not included in the computation of earnings per share, assuming dilution, for the year ended December 31, 2023, were options to purchase 52,393 shares of the Company’s common stock, 9,612 nonvested restricted stock units, 1,148,269 outstanding warrants not exercised, and shares of common stock issuable upon the conversion of a portion of the October Secured Notes pursuant to the Addendum, as discussed in Note 9. These potentially dilutive items were excluded because the calculation of incremental shares resulted in an anti-dilutive effect. Not included in the computation of earnings per share, assuming dilution, for the year ended December 31, 2022, were options to purchase 52,393 shares of the Company’s common stock, 33,221 nonvested restricted stock units, 396,107 outstanding warrants not exercised, and shares of common stock issuable upon the conversion of a portion of the October Secured Notes pursuant to the Addendum, as discussed in Note 9. These potentially dilutive items were excluded because the calculation of incremental shares resulted in an anti-dilutive effect.

13. Stock Based Compensation

Stock-based incentive awards are provided to employees and directors under the terms of the Company’s 2012 Equity Incentive Plan (the 2012 Plan), which was amended and restated as of October 20, 2016, the 2014 Equity Incentive Plan (the 2014 Plan), the 2021 Stock Incentive Plan (the 2021 Plan), which was amended and restated effective as of October 29, 2021, May 27, 2022, and March 10, 2023, respectively, and the 2023 Stock Incentive Plan (the 2023 Plan), which was amended and restated effective as of June 29, 2023, (collectively, the Plans). Awards under the Plans have generally included at-the-money options and restricted stock grants.

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

2014 Plan

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

2012 Plan

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

During the fiscal year ended December 31, 2023, the Company did not issue any equity awards under its 2023 Plan.

During the fiscal year ended December 31, 2023, the Company awarded 20,000 restricted stock units under the 2021 Plan, valued at $7.47 per share based on the closing market price of the Company’s common stock on the date of the grant. The restricted stock units vested during May 2023.

During the fiscal year ended December 31, 2023, the Company did not issue any restricted stock awards or options under the 2021 Plan.

During the fiscal year ended December 31, 2022, the Company granted options to purchase 21,563 shares of the Company’s common stock under the 2021 Plan, of which all were vested as of December 31, 2022 with an exercise price of $23.75 per share, based on the closing market price plus 25% of the Company’s common stock on the date of the grant. Using a Black-Scholes Option Pricing Model, the weighted average fair value of these options was $14.75 per share and was estimated at the date of grant.

During the fiscal year ended December 31, 2022, the Company did not award shares of restricted common stock under the 2021 Plan.

During the fiscal year ended December 31, 2022, the Company awarded 29,017 restricted stock units under the 2021 Plan, valued at $28 through $271.25 per share based on the closing market price of the Company’s common stock on the date of the grant, with a weighted average fair value of $180.50 per share. 12,260 shares of common stock shall vest as follows: 37% vesting 12 months from the date of the grant, 33% vesting 24 months from the date of the grant, and 30% vesting 36 months from the date of the grant, in each case subject to the reporting person remaining in the service of the Company on each such vesting date. 7,800 shares of common stock shall vest as follows: 25% of such restricted stock units shall vest on the first anniversary, and the remaining shares shall vest ratably over the succeeding 36-month period, with (1/36) of such vesting on the last day of each such calendar month. 7,080 shares of common stock shall vest 50% on December 1, 2023, and 50% on December 1, 2024. 1,860 shares of common stock are performance-based awards that will vest in the following year in January 2023 based on approval of the Board based on achievement of key performance objectives. The remaining 18 shares of common stock are performance-based awards that were granted and vested during January 2022 as approved by the Board based on the achievement of key performance objectives during the prior year.

Stock-based compensation expense for the years ended December 31, 2023, and 2022 was generated from stock option and restricted stock awards. Stock options are awards that allow holders to purchase shares of the Company’s common stock at a fixed price. Certain options granted may be fully or partially exercisable immediately, may vest on other than a four-year schedule or vest upon attainment of specific performance criteria. Restricted stock awards generally vest one to three years after the date of grant, although certain awards may vest immediately or vest upon attainment of specific performance criteria. Option exercise prices are generally equivalent to the closing market value price of the Company’s common stock on the date of grant. Unexercised options generally terminate ten years after date of grant.

The following table presents the weighted-average assumptions used for options granted under the 2021 Plan:

2022
Option term (years)	4.95
Volatility	110.21%
Unvested forfeiture rate	0.00%
Risk-free interest rate	3.93%
Dividend yield	0.00%
Weighted-average fair value per option granted	$14.75

No options were granted under the 2023 Plan, the 2021 Plan, the 2014 Plan and the 2012 Plan for the year ended December 31, 2023.

No options were granted under the 2014 Plan and the 2012 Plan for the year ended December 31, 2022.

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

Total share-based compensation expense, related to the Company’s share-based awards, recognized for the years ended December 31, was included within the representative group comprised as follows:

	2023	2022
(Dollars in thousands)
Cost of cryptocurrency mining revenue, exclusive of depreciation	$300	$67
Cost of data hosting revenue, exclusive of depreciation	24	-
General and administrative expenses, exclusive of depreciation and amortization	3,988	3,785
Share-based compensation expense	$4,312	$3,852

Total unrecognized compensation costs related to non-vested stock options as of December 31, 2023 and December 31, 2022 is approximately $266 thousand and $1.0 million, respectively, and is expected to be recognized over a weighted-average remaining vesting period of approximately 0.37 years and 1.36 years, respectively.

Presented below is a summary of the Company’s stock option activity for the Plans for the years ended December 31:

	2023	2022
Shares under option, beginning	52,393	39,662
Granted	-	21,564
Exercised	-	(7,097)
Forfeited	-	(430)
Expired/canceled	-	(1,306)
Shares under option, ending	52,393	52,393
Options exercisable	45,276	38,158

The weighted average exercise price for the Company’s stock option activity for the Plans is as follows for each of the years ended December 31:

	2023	2022
Shares under option, beginning	$102.86	$136.00
Granted	$-	$23.75
Exercised	$-	$21.50
Forfeited	$-	$259.75
Expired/canceled	$-	$196.00
Shares under option, ending	$102.86	$102.86
Options exercisable, ending	$92.53	$78.25

The following table summarizes information for options outstanding and exercisable for the Plans as of December 31, 2023:

Outstanding				Exercisable
		Weighted Average	Weighted		Weighted Average	Weighted
		Remaining	Average		Remaining	Average
Exercise Price Range	Number	Contractual Life	Exercise Price	Number	Contractual Life	Exercise Price
$17.50-$30.00	25,409	3.88	$23.72	25,159	3.85	$23.78
$30.01-188.00	26,384	4.64	$175.11	19,717	4.39	$176.50
$188.01-277.50	600	7.23	$277.50	400	7.23	$277.50
	52,393	4.30	$102.86	45,276	4.12	$92.53

The aggregate intrinsic value (i.e., the difference between the closing stock price and the price to be paid by the option holder to exercise the option) is $0 for the Company’s outstanding options and $0 for the exercisable options as of December 31, 2023. The amounts are based on the Company’s closing stock price of $4.00 as of December 29, 2023.

Non-vested restricted stock activity is as follows for the year ended December 31:

	2023	2022
Non-vested restricted stock balance, beginning January 1	33,221	16,213
Non-vested restricted stock granted	20,000	29,017
Vested restricted stock	—	—
Non-vested restricted stock exercised	(35,336)	(7,730)
Non-vested restricted stock forfeited/expired	(6,382)	(4,279)
Non-vested restricted stock balance, ending December 31	11,503	33,221

The weighted average fair value price for the Company’s restricted stock activity for the Plans is as follows for each of the years ended December 31:

	2023	2022
Restricted stock, beginning	$208.83	$282.11
Granted	$7.47	$180.55
Exercised	$107.84	$245.22
Forfeited/ expired	$112.55	$235.54
Restricted stock, ending	$222.39	$208.83

As of December 31, 2023 and 2022, there was approximately $1.4 million and $4.8 million, respectively of unrecognized compensation cost related to restricted stock plans. This cost is expected to be recognized over a remaining period of 0.60 years and 2.37 years, respectively.

Stock Warrants:

The following is a summary of common stock warrant activity during the year ended December 31, 2023.

	Number of Warrant Shares	Weighted Average Exercise Price ($)
Balance, December 31, 2022	396,107	$57.25
Granted	834,022	9.55
Exercised	(81,726)	0.01
Forfeited/ Expired	(134)	0.01
Balance, December 31, 2023	1,148,269	$24.21

As of December 31, 2023, the outstanding warrants have a weighted average remaining term of 3.88 years.

The following is a summary of common stock warrant activity during the year ended December 31, 2022.

	Number of Warrant Shares	Weighted Average Exercise Price ($)
Balance, December 31, 2021	87,758	$346.25
Granted	359,491	57.75
Exercised	(3,780)	206.00
Forfeited/ Expired	(47,362)	237.50
Balance, December 31, 2022	396,107	$57.25

As of December 31, 2022, the outstanding warrants have a weighted average remaining term of 3.99 years.

14. Commitments and Contingencies

Commitments:

Leases

The Company determines whether an arrangement is a lease at inception. The Company has operating leases for certain manufacturing, laboratory, office facilities and certain equipment. The leases have remaining lease terms of less than one year to less than ten years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of December 31, 2023 and December 31, 2022, the Company has no assets recorded under finance leases.

Lease expense for these leases is recognized on a straight-line basis over the lease term. For the twelve months ended December 31, total lease costs are comprised of the following:

(Dollars in thousands)
	2023	2022
Operating lease cost	$238	$202
Short-term lease cost	—	—
Total net lease cost	$238	$202

Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

Supplemental cash flows information related to leases for the twelve months ended December 31 was as follows:

(Dollars in thousands)
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$234	$197

Non-Cash Activity Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$403	$20

Supplemental balance sheet information for the twelve months ended December 31 was as follows:

(Dollars in thousands, except lease term and discount rate)
	2023	2022
Operating leases:
Operating lease ROU asset	$431	$233

Current operating lease liabilities	$220	$161
Non-current operating lease liabilities	216	84
Total operating lease liabilities	$436	$245

Operating leases:
ROU assets	$1,058	$655
Asset lease expense	(627)	(422)
ROU assets, net	$431	$233

Weighted Average Remaining Lease Term (in years):
Operating leases	4.38	1.5

Weighted Average Discount Rate:
Operating leases	8.04%	3.83%

Maturities of operating lease liabilities are as follows for the year ending December 31:

(Dollars in thousands)

2023
2024	$247
2025	79
2026	29
2027	29
2028	29
Thereafter	116
Total lease payments	529
Less: imputed interest	(93)
Total lease obligations	436
Less: current obligations	(220)
Long-term lease obligations	$216

As of December 31, 2023, there were no additional operating lease commitments that had not yet commenced.

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

On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, and repossessed the collateralized assets that totaled approximately $3.4 million, in which approximately $560 thousand was first used to pay off accrued interest and penalty to date. On September 5, 2023, NYDIG provided a letter finalizing the accounting for the repossessed collateralized assets totaling proceeds of approximately $3.4 million. This included legal and other expenses associated with the sale of the assets net a modest gain on the estimated net book value of the assets totaling $251 thousand that was expensed as a loss on disposition of assets for the year ended December 31, 2023. On December 7, 2023, NYDIG filed its Motion for Summary Judgment seeking entry of a judgment against Soluna in the approximate amount of $10.3 million for principal and interest and penalties. On January 12, 2024, Soluna filed its objection to NYDIG’s motion for summary judgment on the grounds that NYDIG failed to explain what collateral of which loan was sold and how the sale proceeds were allocated to each loan. A summary judgment motion was performed on February 13, 2024, and was agreed upon by both NYDIG and the Borrower, that the total outstanding loan principal balance would be approximately $9.2 million, in which a penalty fee was applied of approximately $1.0 million to the repossessed collateralized assets, and outstanding interest and penalty balance would be approximately $936 thousand as of December 31, 2023. This settlement did not result in the admission of any liability on the part of SHI, whose declaratory judgment remains the subject of litigation. On March 13, 2024, NYDIG served the Company with a post-judgment discovery seeking information regarding the Company’s assets and liabilities. The deadline for response to the discovery is April 12, 2024. The Company intends to vigorously defend itself from NYDIG’s parent company claims.

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

15. Related Party Transactions

MeOH Power, Inc.

On December 18, 2013, MeOH Power, Inc. and the Company executed a Senior Demand Promissory Note (the Note) in the amount of $380 thousand to secure the intercompany amounts due to the Company from MeOH Power, Inc. upon the deconsolidation of MeOH Power, Inc. Interest accrues on the Note at the Prime Rate in effect on the first business day of the month, as published in the Wall Street Journal. At the Company’s option, all or part of the principal and interest due on this Note may be converted to shares of common stock of MeOH Power, Inc. at a rate of $0.07 per share. Interest began accruing on January 1, 2014. The Company recorded a full allowance against the Note. As of December 31, 2023 and December 31, 2022, $363 thousand and $342 thousand, respectively, of principal and interest are available to convert into shares of common stock of MeOH Power, Inc. Any adjustments to the allowance are recorded as miscellaneous expense during the period incurred.

Legal Services

During the years ended December 31, 2023 and December 31, 2022, the Company incurred $2 thousand and $22 thousand, respectively, to Couch White, LLP for legal services associated with contract review. A partner at Couch White, LLP is an immediate family member of one of our Directors.

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

In connection with the Soluna Callisto acquisition, effective as of October 29, 2021, upon and subject to the terms and conditions of the Termination Agreement, on November 5, 2021: (1) the existing Operating and Management Agreements between HEL and SCI were terminated in all respects; and (2)(A) SCI paid HEL $725 thousand, (B) SHI issued to HEL the Termination Shares, and (C) HEL and SHI entered into an Amended and Restated Contingent Rights Agreement that, among other things, amended the existing Contingent Rights Agreement by and between HEL and SHI, dated January 13, 2020, to provide SHI the right to invest directly in certain cryptocurrency mining opportunities being pursued by HEL. SHI filed a registration statement with the SEC to register the resale of the Termination Shares on February 14, 2022.

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

In addition, one of the Company’s directors, Matthew E. Lipman, serves as a director and currently acting as President of HEL. Mr. Lipman does not directly own any equity interest in Tera Joule, LLC, which owns 9.2% of HEL; however, as a result of his position as a director and officer of Brookstone IAC, Inc., which is the manager of Tera Joule, LLC, he has dispositive power over the equity interests that Tera Joule owns in HEL. As a result, the approximate dollar value of the amount of Mr. Toporek’s and Mr. Lipman’s interest in the Company’s transactions with HEL for the year ended December 31, 2023 was $0 and $0.

John Belizaire, the Company’s Chief Executive Officer, and John Bottomley, who were elected to the Board upon the effective time of SCI’s acquisition of Soluna Callisto, serve as directors of HEL. In addition, Mr. Belizaire is the beneficial owner of 1,317,567 shares of common stock of HEL and 102,380 Class Seed Preferred shares, which are convertible into 86,763 shares of common stock of HEL. These interests give Mr. Belizaire an ownership of 10.54% in HEL. Mr. Belizaire also owns an interest in HEL indirectly through his 5.0139% interest of Tera Joule, LLC’s 965,945 Class Seed Preferred shares, which are convertible into 818,596 shares of common stock of HEL. Mr. Bottomley is the beneficial owner of 96,189, or approximately 0.72%, of the outstanding shares of common stock of HEL.

The Company’s investment in HEL was initially carried at the cost of investment and was $750 thousand. Based on evaluation of projections for the Company’s investment in HEL, the Company fully impaired the equity investment of $750 thousand as of December 31, 2022, writing it down to $0.

The Company owned approximately 1.79% of HEL, calculated on a converted fully diluted basis, as of December 31, 2023 and December 31, 2022. The Company may enter into additional transactions with HEL in the future

16. Discontinued Operations

As described in Note 1, the Company entered into a Stock Purchase Agreement with Purchaser, pursuant to which the Company sold on April 11, 2022 all of the issued and outstanding shares of capital stock of its wholly-owned subsidiary, MTI Instruments for approximately $9.0 million in cash, net of transaction costs. For fiscal year 2022, our Instrumentation business segment was classified as discontinued operations in our financial statements for all periods presented. The Company incurred approximately a $7.5 million pretax gain on sale of MTI Instruments for the year ended December 31, 2022, in which they did not receive until the second quarter of fiscal year 2022. The Company’s consolidated balance sheets and consolidated statements of operations report discontinued operations separate from continuing operations. The Company’s consolidated statements of equity and statements of cash flows combine continuing and discontinued operations.

Set forth below are the results of the discontinued operations:

(Dollars in thousands)	2022

Product revenue	$1,799
Cost of sales	728
Research and development	398
Selling, general, and administrative	573
Other income, net	-
Income from discontinued operations before the gain on disposal and income taxes	100
Pretax gain on sale of MTI Instruments	7,751
Income tax benefit	70
Net income from discontinued operations	$7,921

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

17. PROJECT MARIE

As previously disclosed in Footnotes 1 and 9, on December 20, 2022, Soluna MC Borrowing 2021-1 LLC (“Borrower”), an indirect wholly owned subsidiary of Soluna Holdings, Inc. (the “Company”), received a Notice of Acceleration and Repossession (the “NYDIG Notice”) from NYDIG ABL LLC (“NYDIG”) with respect to the Master Equipment Finance Agreement, dated as of December 30, 2021 (the “MEFA”), by and between Borrower and NYDIG. The NYDIG Notice states that (a) Borrower failed to observe or perform certain covenants, conditions or agreements contained in the MEFA and such failure continued unremedied for a period of ten days after Borrower’s knowledge of such breach, which resulted in an event of default under the MEFA, and (b) Borrower defaulted under the guaranty, collateral agreement, or other support agreement, which resulted in an event of default under the MEFA. In addition, the NYDIG Notice states that Borrower failed to pay certain payments of principal and interest under the MEFA when due, which failure also constituted an event of default under the MEFA. As a result of the foregoing events of default, and pursuant to the MEFA, NYDIG (x) declared the principal amount of all loans due and owing under the MEFA and all accompanying Loan Documents (as defined in the MEFA) to be due and immediately payable, (y) imposed a default rate of interest on any outstanding principal amount of each loan (together with all then unpaid interest accruing thereon) and all other obligations under the MEFA and the Loan Documents, and (z) demanded the return of all equipment subject to the MEFA and the Loan Documents.

The assets which secure the MEFA represent substantially all of the Company’s mining assets at the site and certain of the operating assets of Project Marie, a 20 MW facility located in Kentucky. The obligations of Borrower under the MEFA and reflected in the NYDIG Notice are ring-fenced to Borrower and its direct parent company, Soluna MC LLC. The Company is not a party to any guaranty, collateral agreement or other support agreement with or for the benefit of NYDIG. For the year ended December 31, 2022, the principal balance of $10.5 million became due immediately and the Borrower was to bear interest, at a rate per annum equal to 2.0% plus the rate per annum otherwise applicable to such obligations set forth in the Master Agreement. As of December 31, 2023, the Company reduced the outstanding debt by the repossessed collateralized assets net book value of $3.4 million less accrued interest that was paid off first when the collateral was repossessed of approximately $740 thousand, legal fees of approximately $251 thousand, and an additional penalty expense of $1.0 million, reducing the debt outstanding to approximately $9.2 million as of December 31, 2023. Also, as the Company was not able to obtain a waiver, the outstanding deferred financing costs were written off on September 5, 2023. NYDIG provided a letter finalizing the accounting for the repossessed collateralized assets totaling proceeds of approximately $3.4 million. This included legal and other expenses associated with the sale of the assets net a modest gain on the estimated net book value of the assets totaling $251 thousand that was expensed as a loss on disposition of assets for the year ended December 31, 2023. On December 7, 2023, NYDIG filed its Motion for Summary Judgment seeking entry of a judgment against Soluna in the approximate amount of $10.3 million for principal and interest and penalties. On January 12, 2024, Soluna filed its objection to NYDIG’s motion for summary judgment on the grounds that NYDIG failed to explain what collateral of which loan was sold and how the sale proceeds were allocated to each loan. A summary judgment motion was performed on February 13, 2024, and was agreed upon by both NYDIG and the Borrower, that the total outstanding loan principal balance would be approximately $9.2 million, in which a penalty fee was applied of approximately $1.0 million to the repossessed collateralized assets, and outstanding interest and penalty balance would be approximately $936 thousand as of December 31, 2023.

On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, which resulted in a reportable disposition of all of the Company’s mining assets at the site and certain of the operating assets of Project Marie. The total net book value of the collateralized assets that were repossessed totaled approximately $3.4 million in which were written off the Company’s books for the year ended December 31, 2023, with an offset accrued interest to date when repossessed, a loss on sale of fixed assets, and to the outstanding loan. Additionally, NYDIG has stated its intention to pursue SCI, the parent company of Guarantor, under a piercing of the corporate veil claim relating to NYDIG Defendants’ debts and liabilities under the loan documents. SCI denies any such liability and has filed a complaint for a declaratory judgment against NYDIG in the Eighth Judicial District Court in Clark County, Nevada on March 16, 2023 seeking a declaratory judgment as to such matter. In a related development, also on February 23, 2023, the Borrower received a notice of termination of the Management and Hosting Services Agreement with CC Metals and Alloys, LLC. As a result of this action and certain other characteristics of the facility, the Company elected to shut down the Marie facility. The Company believes it will maximize its profits and return on assets by concentrating its personnel and capital on its Dorothy Facility.

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

For the year ended December 31, 2023, the Company assessed whether the abandonment of the Project Marie facility qualified for the classification of discontinued operations under ASC 205-20-45-1B and 1C. A disposal of a component of an entity or a group of components of an entity shall be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results when any of the following occurs:

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

Set forth below are the results of Project Marie:

(Dollars in thousands)	Year Ended December 31, 2023	Year Ended December 31, 2022

Cryptocurrency mining revenue	$769	$10,028
Data hosting revenue	276	4,131
Total revenue	1,045	14,159
Operating costs:
Cost of cryptocurrency mining revenue, exclusive of depreciation	801	6,048
Cost of revenue-depreciation	136	7,813
Data hosting costs	205	3,518
General and administrative expense	379	561
Impairment on fixed assets	43	17,940
Operating loss	(519)	(21,721)
Interest expense	1,394	1,702
Loss on sale of fixed assets	332	1,623
Other expense, net	1,041	-
Net loss before income taxes	$(3,286)	$(25,046)

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

On August 5, 2022, the Company entered into a Contribution Agreement (the “Dorothy Contribution Agreement”) with Spring Lane, Soluna DV Devco, LLC (“Devco”), an indirect wholly-owned subsidiary of SCI, and DVSL an entity formed in order to further the Company’s development for Project Dorothy, (each, a “Party” and, together, the “Parties”). Pursuant to the Dorothy Contribution Agreement, the Company committed to a capital contribution of up to approximately $26.3 million to DVSL (the “Company Commitment”), and on August 5, 2022, the Company was deemed to have contributed approximately $8.1 million, through payment of capital expenditures and development costs made on behalf of DVSL by the Company prior to August 5, 2022. Further under the Agreement, Spring Lane committed to a capital contribution of up to $12.5 million to DVSL (the “Spring Lane Dorothy Commitment”), and as of December 31, 2022, Spring Lane had actually contributed approximately $4.8 million. Under the Dorothy Contribution Agreement, the Company and Spring Lane have committed to make subsequent contributions, up to their respective Company Commitment and Spring Lane Dorothy Commitment amounts, on a pro rata basis, upon receipt of a contribution request from DVSL, as set forth in the Dorothy Contribution Agreement and subject to the satisfaction of certain conditions described therein. The proceeds of any subsequent commitments will be applied to pay project costs in accordance with the project budget.

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

The carrying amount of the VIE’s assets and liabilities was as follows:

(Dollars in thousands)	December 31, 2023	December 31, 2022

Current assets:
Cash and restricted cash	$2,275	$15
Accounts receivable	1,246	-

Other receivable- current	-	247
Due from- intercompany	235	-
Total current assets	3,756	262

Other assets- long term	2,172	-
Property, plant, and equipment	13,712	13,673
Total assets	$19,640	$13,935

Current liabilities:
Due from – intercompany	$-	$241
Accounts payable	95	-
Accrued expense	677	-

Total current liabilities	772	241

Customer deposits- long term	1,190	-
Other long-term liabilities	224	-

Total liabilities	$2,186	$241

Effective, January 1, 2023, the Company’s ownership in DVSL was reduced from 67.8% to 14.6%; see above for details.

On May 9, 2023, the Company’s indirect subsidiary DVCC completed a strategic partnership and financing with a special purpose vehicle, Navitas West Texas Investments SPV, LLC, (“Navitas”) organized by Navitas Global, to complete the second phase of the Dorothy Project (“Dorothy 1B”). Under a Contribution Agreement among the parties, the Company owned a substantially complete 25MW data center under construction, in which the Company had contributed capital expenditures for the data center. Soluna and Navitas amended and restated the Initial LLCA (the “Existing LLCA”) to reflect Navitas’ contribution of $4,500,000 and its receipt of 4,500 Membership Interests, constituting 26.5% of the outstanding Membership Interests of the Company. On June 2, 2023, Soluna and Navitas amended and restated the Existing LLCA to (a) reflect (i) Navitas’s additional capital contribution of $7,596,970 and receipt of an additional 7,597 Membership Interests, for a total of 12,097 Membership Interests and 49% ownership of the Company, and (ii) Soluna’s additional capital contribution of $1,340,000 and receipt of an additional 1,340 Membership Interests, for a total of 12,590 Membership Interests and 51% ownership of the Company, and (b) describe the respective rights and obligations of the Members and the management of the Company.

Soluna evaluated this legal entity under ASC 810, Consolidations and determined that DVCC is a variable interest entity that should be consolidated into Soluna, with a non-controlling interest recorded to account for Navita’s equity ownership of the Company. Soluna has a variable interest in DVCC. The entity was designed by Soluna to create an entity for outside investors to invest in specific projects. The creation of this entity resulted in Soluna, through its equity interest in DVCC, absorbing operational risk that the entity was created to create and distribute, resulting in Soluna having a variable interest in DVCC.

DVCC is a variable interest entity of Soluna due to DVCC being structured with non-substantive voting rights. This is due to two factors being met as outlined in ASC 810-10-15-14 that require the Variable Interest Entity model to be followed.

a.	The voting rights of Soluna are not proportional to their obligation to absorb the expected losses of the legal entity. Soluna gave Navitas veto rights over significant decisions, which results in Soluna having fewer voting rights than their obligation to absorb the expected losses of the legal entity.

b.	Substantially all of DVCC’s activities are conducted on behalf of Soluna, who has disproportionally fewer voting rights.

Also, Soluna is the primary beneficiary due to having the power to direct the activities of DVCC that most significantly impact the performance of the Company due to its role as the manager handling the day-to-day activities of DVCC as well as majority ownership of and has the obligation to absorb losses or gains of DVCC that could be significant to Soluna.

Accordingly, the accounts of DVCC are consolidated in the accompanying financial statements.

The carrying amount of the VIE’s assets and liabilities was as follows for DVCC:

(Dollars in thousands)	December 31, 2023	December 31, 2022

Current assets:
Cash and restricted cash	$2,575	$-
Accounts receivable	254	-
Related party receivable- intercompany	577	-
Total current assets	3,406	-

Other assets- long term	2,172	-
Property, plant, and equipment	22,188	-
Total assets	$27,766	$-

Current liabilities:
Accounts payable	$138	$-
Accrued expense	2,214	-
Due to intercompany	151
Related party payable- intercompany	1,108	-
Current portion of debt	1,681	-
Total current liabilities	5,292	-

Total liabilities	$5,292	$-

19. Segment Information

The Company applies ASC 280, Segment Reporting, in determining its reportable segments. As of December 31, 2023, the Company had two reportable segments in Continuing Operations: Cryptocurrency Mining and Data Center Hosting. The Company notes that previously there was an additional segment: Test and Measurement Instrumentation, however as discussed in Notes 1 and 16, the Company sold MTI Instruments in April 2022, and therefore classified this segment as discontinued operations. The guidance requires that segment disclosures present the measure(s) used by the Chief Operating Decision Maker (“CODM”) to decide how to allocate resources and for purposes of assessing such segments’ performance. The Company’s CODM is comprised of several members of its executive management team who use revenue and cost of revenues of both reporting segments to assess the performance of the business of our reportable operating segments.

No operating segments have been aggregated to form the reportable segments. The Company does not allocate all assets to the reporting segments as these are managed on an entity-wide basis. Therefore, the Company does not separately disclose the total assets of its reportable operating segments.

The Cryptocurrency Mining segment generates revenue from the cryptocurrency the Company earns through its mining activities. The Data Center Hosting segment generated revenue from contracts for the provision/consumption of electricity and operation of the data center from the Company’s high performance computing facilities previously at Project Marie and currently from Project Sophie and Project Dorothy.

For the year December 31, 2023 and 2022, approximately 0% and 5% of the Company’s cryptocurrency mining revenue was generated from Project Edith (data center located in Wenatchee, Washington), 7% and 41% from Project Marie (former data center located in Calvert City, Kentucky), 28% and 54% from Project Sophie (data center located in Murray, Kentucky), and 65% and 0% from Project Dorothy (data center located in Texas), respectively. For the year ended December 31, 2023 and 2022, approximately 3% and 100% of the Company’s data center hosting revenue was generated from Project Marie from hosting with customers, 30% and 0% was generated from Project Sophie, and 67% and 0% was generated from Project Dorothy (data center located in Texas).

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

The following table details revenue and cost of revenues for the Company’s reportable segments for years ended December 31, 2023 and 2022, and reconciles to net loss on the consolidated statements of operations:

(Dollars in thousands)	Years Ended December 31,
	2023	2022
Reportable segment revenue:
Cryptocurrency mining revenue	$10,602	$24,409
Data hosting revenue	10,196	4,138
Demand response service revenue	268	-
Total segment and consolidated revenue	21,066	28,547
Reportable segment cost of revenue:
Cost of cryptocurrency mining revenue, exclusive of depreciation	6,365	14,226
Cost of data hosting, exclusive of depreciation	5,601	3,572
Cost of revenue- depreciation	3,863	18,708
Total segment and consolidated cost of revenues	15,829	36,506
Reconciling items:
General and administrative expenses	24,903	28,709
Impairment on fixed assets	575	47,372
Impairment on equity investment	-	750
Interest expense	2,748	8,375
Loss on debt extinguishment and revaluation, net	3,904	11,130
Loss on sale of fixed assets	398	4,089
Other expense (income), net	1,479	(22)
Income tax benefit from continuing operations	(1,067)	(1,346)
Net loss from continuing operations	(27,703)	(107,016)
Income before income taxes from discontinued operations (including gain on sale of MTI Instruments of $ $7,751 for the year ended December 31, 2022)	-	7,851
Income tax benefit from discontinued operations	-	70
Net income from discontinued operations	-	7,921
Net loss	(27,703)	(99,095)
(Less) Net income (loss) attributable to non-controlling interest	1,498	(380)
Net loss attributable to Soluna Holdings, Inc.	$(29,201)	$(98,715)

Capital expenditures	12,705	63,684
Depreciation and amortization	13,376	28,214

20. Subsequent Events

Convertible Debt Fourth Amendment Agreement

On February 28, 2024 the Company and the Purchasers entered into a Fourth Amendment Agreement to amend the Notes, SPA and related agreements (collectively, the “Transaction Documents”) to facilitate future financings by the Company by amending the Transaction Documents as follows:

The Company shall be permitted undertake at-the-market transactions in the future provided:

●	No Event of Default shall have occurred and be continuing under the Notes; and

●	The market price of the shares of common stock shall be at least the At-the-Market (“ATM”) Floor Price. ATM Floor Price means $10 per share initially, which is reduced to $8 per share six months after the ATM is effective and $6 per share 12 months after the after the effective date of the ATM.

In addition, the Company will be permitted to unilaterally extend the maturity date of the Notes for two 3-Month extensions if prior to the then in effect maturity date the Company gives notice to the Purchasers and increases the principal amount of the Notes on the date of each such extension by two percent (2%) the principal amount of the Notes outstanding on the date of this Agreement per each extension.

In consideration of the foregoing, the Company will:

●	Reduce the conversion price of the Notes to $3.78 per share;

●	The Purchasers will receive an aggregate of 850,000 three year warrants exercisable at $0.01 per share;

●	An aggregate of 320,005 warrants held by the Purchasers will have the exercise price reduced to $3.78 per share (the “$3.78 Warrants”);

●	An aggregate of 478,951 warrants held by the Purchasers will have the exercise price reduced to $6.00 per share (the “Repriced Warrants”). For every one Repriced Warrant exercised by a Purchaser, such Purchaser shall receive 1.36 new five year warrants with an exercise price of $0.01, 1.6 new five year warrants with an exercise price of $4.20, and 1.6 new five year warrants with an exercise price of $5.70.

Pursuant to additional agreements with holders of another 51,618 outstanding warrants, similar adjustments with those warrants, resulting in a total adjustment to 530,569 warrants.

Because the foregoing will result in the issuance of more than 20% of the Company’s outstanding shares, the foregoing is subject to stockholder approval at the Company’s annual meeting of shareholders, to be held not later than May 30, 2024. Until such shareholder approval is obtained, the Company may not prepay any amount of the Notes which would reduce the aggregate principal amount thereof below $5 million.

