Form 10-Q
period 2024-03-31
Soluna Holdings, Inc
filed 2024-05-15
CIK 64463

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 9, 2024, the Registrant had 3,921,503 shares of common stock outstanding.

SOLUNA HOLDINGS, INC. AND SUBSIDIARIES

Glossary of Abbreviations and Acronyms for Selected References

The following list defines various abbreviations and acronyms used throughout this report, including Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Condensed Consolidated Financial Statements, the Condensed Notes to Consolidated Financial Statements and the Condensed Financial Statement Schedules.

This glossary covers essential terms related to Bitcoin mining, high-performance computing, Artificial Intelligence (“AI”) and related fields, providing valuable context for readers of the Form10-Q. A number of cross-references to additional information included throughout this Quarterly Report on Form 10-Q are also utilized throughout this report, to assist readers seeking additional information related to a particular subject. Additional context can be obtained by reading our Annual Report on Form 10-K.

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

6. Data Center Colocation: A service where businesses can be provided with services and infrastructure such as electrical power and network connectivity for nearby servers and other computing hardware at a third-party provider’s data center. This arrangement allows for cost savings, better infrastructure, and enhanced security compared to private data centers.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Soluna Holdings, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

As of March 31, 2024 (Unaudited) and December 31, 2023

	March 31,	December 31,
(Dollars in thousands, except per share)	2024	2023
Assets
Current Assets:
Cash	$8,438	$6,368
Restricted cash	1,956	2,999
Accounts receivable	4,428	2,948
Notes receivable	306	446
Prepaid expenses and other current assets	1,692	1,416
Equipment held for sale	176	107
Total Current Assets	16,996	14,284
Restricted cash, noncurrent	1,000	1,000
Other assets	2,953	2,954
Deposits and credits on equipment	1,371	1,028
Property, plant and equipment, net	43,264	44,572
Intangible assets, net	24,673	27,007
Operating lease right-of-use assets	380	431
Total Assets	$90,637	$91,276

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$2,528	$2,099
Accrued liabilities	5,957	4,906
Convertible notes payable	6,216	8,474
Current portion of debt	10,255	10,864
Income tax payable	24	24
Warrant liability	6,048	-
Customer deposits-current	1,276	1,588
Operating lease liability	194	220
Total Current Liabilities	32,498	28,175

Other liabilities	499	499
Customer deposits- long-term	1,368	1,248
Operating lease liability	189	216
Deferred tax liability, net	7,232	7,779
Total Liabilities	41,786	37,917

Commitments and Contingencies (Note 14)

Stockholders’ Equity:
9.0% Series A Cumulative Perpetual Preferred Stock, par value $0.001 per share, $25.00 liquidation preference; authorized 6,040,000; 3,061,245 shares issued and outstanding as of March 31, 2024 and December 31, 2023	3	3
Series B Preferred Stock, par value $0.0001 per share, authorized 187,500; 62,500 shares issued and outstanding as of March 31, 2024 and December 31, 2023	—	—
Common stock, par value $0.001 per share, authorized 75,000,000; 2,882,231 shares issued and 2,841,490 shares outstanding as of March 31, 2024 and 2,546,361 shares issued and 2,505,620 shares outstanding as of December 31, 2023	3	3
Additional paid-in capital	291,545	291,276
Accumulated deficit	(256,224)	(250,970)
Common stock in treasury, at cost, 40,741 shares at March 31, 2024 and December 31, 2023	(13,798)	(13,798)
Total Soluna Holdings, Inc. Stockholders’ Equity	21,529	26,514
Non-Controlling Interest	27,322	26,845
Total Stockholders’ Equity	48,851	53,359
Total Liabilities and Stockholders’ Equity	$90,637	$91,276

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations (Unaudited)

For the Three Months Ended March 31, 2024 and 2023

	For the three months ended
	March 31,
(Dollars in thousands, except per share)	2024	2023

Cryptocurrency mining revenue	$6,396	$2,796
Data hosting revenue	5,278	286
Demand response service revenue	875	-
Total revenue	12,549	3,082
Operating costs:
Cost of cryptocurrency mining revenue, exclusive of depreciation	1,841	2,251
Cost of data hosting revenue, exclusive of depreciation	2,251	272
Costs of revenue-depreciation	1,523	625
Total costs of revenue	5,615	3,148
Operating expenses:
General and administrative expenses, exclusive of depreciation and amortization	3,994	4,360
Depreciation and amortization associated with general and administrative expenses	2,403	2,377
Total general and administrative expenses	6,397	6,737
Impairment on fixed assets	130	209
Operating income (loss)	407	(7,012)
Interest expense	(424)	(1,374)
(Loss) gain on debt extinguishment and revaluation, net	(3,097)	473
Loss on sale of fixed assets	(1)	(78)
Other income, net	23	12
Loss before income taxes	(3,092)	(7,979)
Income tax benefit	548	547
Net loss	(2,544)	(7,432)
(Less) Net income (loss) attributable to non-controlling interest	2,710	(370)
Net loss attributable to Soluna Holdings, Inc.	$(5,254)	$(7,062)

Basic and Diluted (loss) earnings per common share (1):
Basic & Diluted loss per share	$(2.62)	$(10.30)

Weighted average shares outstanding (Basic and Diluted)	2,807,555	864,922

(1)	Prior period results have been adjusted to reflect the Reverse Stock Split of the Common Stock at a ratio of 1-for-25 that became effective October 13, 2023. See Note 2, “Basis of Presentation,” for details.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Changes in Equity
For the Year Ended December 31, 2023

And the Three Months Ended March 31, 2024 (Unaudited)

(Dollars in thousands, except per share)

	Preferred Stock				Common Stock		Additional		Treasury Stock		Non-	Total
	Series A Shares	Amount	Series B Shares	Amount	Shares (1)	Amount (1)	Paid-in Capital (1)	Accumulated Deficit	Shares (1)	Amount	Controlling Interest	Stockholders’ Equity
January 1, 2023	3,061,245	$3	62,500	$—	788,578	$1	$277,429	$(221,769)	40,741	$(13,798)	4,406	$46,272

Net loss	—	—	—	—	—	—	—	(7,062)	—	—	(370)	(7,432)

Preferred dividends- Series B	—	—	—	—	—	—	(131)	—	—	—	—	(131)

Stock-based compensation	—	—	—	—	—	—	865	—	—	—	—	865

Issuance of shares – securities purchase offering	—	—	—	—	87,144	—	439	—	—	—	—	439

Restricted stock units vested	—	—	—	—	5,769	—	—	—	—	—	—	—

Issuance of shares – restricted stock	—	—	—	—	1,400	—	14	—	—	—	—	14

Issuance of shares- Notes conversion	—	—	—	—	174,505	—	1,394	—	—	—	—	1,394

Contribution from Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	8,758	8,758

March 31, 2023	3,061,245	$3	62,500	$—	1,057,396	$1	$280,010	$(228,831)	40,741	$(13,798)	$12,794	$50,179

Net loss	—	—	—	—	—	—	—	(8,775)	—	—	(482)	(9,257)

Preferred dividends – Series B	—	—	—	—	—	—	(252)	—	—	—	—	(252)

Stock-based compensation	—	—	—	—	—	—	2,232	—	—	—	—	2,232

Issuance of shares – securities purchase offering	—	—	—	—	63,978	—	446	—	—	—	—	446

Restricted stock units vested	—	—	—	—	25,125	—	—	—	—	—	—	—

Issuance of shares-merger shares	—	—	—	—	19,800	—	—	—	—	—	—	—

Issuance of shares- Notes conversion	—	—	—	—	64,351	—	400	—	—	—	—	400

Warrants and valuation issued in relation to debt amendment	—	—	—	—	—	—	1,330	—	—	—	—	1,330

Contribution from Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	13,543	13,543

June 30, 2023	3,061,245	$3	62,500	$—	1,230,650	$1	$284,166	$(237,606)	40,741	$(13,798)	$25,855	$58,621

Net (loss) income	—	—	—	—	—	—	—	(6,662)	—	—	646	(6,016)

Preferred dividends-Series B	—	—	—	—	—	—	(38)	—	—	—	—	(38)

Stock-based compensation	—	—	—	—	—	—	595	—	—	—	—	595

Issuance of shares – securities purchase offering	—	—	—	—	113,502	—	770	—	—	—	—	770

Common Shares and Warrants for Series B dividend payment	—	—	—	—	44,000	—	656	—	—	—	—	656

Issuance of shares- notes conversion	—	—	—	—	104,577	—	650	—	—	—	—	650

Contribution from Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	151	151

September 30, 2023	3,061,245	$3	62,500	$—	1,492,729	$1	$286,799	$(244,268)	40,741	$(13,798)	$26,652	$55,389

Net (loss) income	—	—	—	—	—	—	—	(6,702)	——	—	1,705	(4,997)

Stock-based compensation	—	—	—	—	—	—	602	—	—	—	—	602

Issuance of shares-merger shares	—	—	—	—	39,600	—	—	—	—	—	—	—

Issuance of shares –warrants exercise	—	—	—	—	81,726	—	—	—	—	—	—	—

True up shares for reverse split	—	—	—	—	37,762	—	—	—	—	—	—	—

Restricted stock units vested	—	—	—	—	2,299	—	—	—	—	—	—	—

Warrant revaluation	—	—	—	—	—	—	307	—	—	—	—	307

Issuance of shares- notes conversion	—	—	—	—	892,245	2	3,568	—	—	—	—	3,570

Distribution to non-controlling interest	—	—	—	—	—	—	—	—	—	—	(1,520)	(1,520)

Contribution from Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	8	8

December 31, 2023	3,061,245	$3	62,500	$—	2,546,361	$3	$291,276	$(250,970)	40,741	$(13,798)	$26,845	$53,359

(1)	Prior period results have been adjusted to reflect the Reverse Stock Split of the Common Stock at a ratio of 1-for-25 that became effective October 13, 2023. See Note 2, “Basis of Presentation,” for details.

	Preferred Stock				Common Stock		Additional		Treasury Stock		Non-	Total
	Series A Shares	Amount	Series B Shares	Amount	Shares	Amount	Paid-in Capital	Accumulated Deficit	Shares	Amount	Controlling Interest	Stockholders’ Equity

January 1, 2024	3,061,245	$3	62,500	$—	2,546,361	$3	$291,276	$(250,970)	40,741	$(13,798)	$26,845	$53,359

Net (loss) income	—	—	—	—	—	—	—	(5,254)	—	—	2,710	(2,544)

Reverse split adjustment	—	—	—	—	17	—	—	—	—	—	—	—

Stock-based compensation	—	—	—	—	—	—	661	—	—	—	—	661

Issuance of shares – warrant exercise	—	—	—	—	61,501	—	300	—	—	—	—	300

Restricted stock units invested	—	—	—	—	3,780	—	—	—	—	—	—	—

Issuance of shares- Notes conversion	—	—	—	—	270,572	—	1,023	—	—	—	—	1,023

Warrant revaluation	—	—	—	—	—	—	(1,715)	—	—	—	—	(1,715)

Distribution to Non-Controlling interest	—	—	—	—	—	—	—	—	—	—	(2,233)	(2,233)

March 31, 2024	3,061,245	$3	62,500	$—	2,882,231	$3	$291,545	$(256,224)	40,741	$(13,798)	$27,322	$48,851

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Soluna Holdings, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows (Unaudited)

For the Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
(Dollars in thousands)	2024	2023
Operating Activities
Net loss	$(2,544)	$(7,432)

Adjustments to reconcile net loss to net cash provided by (used in) by operating activities:
Depreciation expense	1,554	632
Amortization expense	2,372	2,369
Stock-based compensation	661	879
Deferred income taxes	(548)	(547)
Impairment on fixed assets	130	209
Amortization of operating lease asset	61	56
Loss (gain) on debt extinguishment and revaluation, net	3,097	(473)
Amortization on deferred financing costs and discount on notes	7	501
Loss on sale of fixed assets	1	78
Changes in operating assets and liabilities:
Accounts receivable	(1,480)	41
Prepaid expenses and other current assets	(138)	(26)
Other long-term assets	1	(300)
Accounts payable	430	1,368
Deferred revenue	-	(453)
Operating lease liabilities	(61)	(54)
Other liabilities and customer deposits	(192)	104
Accrued liabilities	499	(5)
Net cash provided by (used in) operating activities	3,850	(3,053)
Investing Activities
Purchases of property, plant, and equipment	(524)	(860)
Purchases of intangible assets	(38)	(24)
Proceeds from disposal on property, plant, and equipment	78	249
Deposits of equipment, net	(343)	200
Net cash used in investing activities	(827)	(435)
Financing Activities
Proceeds from common stock warrant exercises	300	-
Proceeds from common stock securities purchase agreement offering	-	41
Proceeds from notes and debt issuance	-	900
Payments on Navitas loan	(616)	-
Costs of common stock securities purchase agreement offering	-	(4)
Payments on NYDIG loans and line of credit	-	(215)
Contributions from non-controlling interest	-	5,991
Distributions to non-controlling interest	(1,680)	-
Net cash (used in) provided by financing activities	(1,996)	6,713

Increase in cash & restricted cash	1,027	3,225
Cash & restricted cash – beginning of period	10,367	1,821
Cash & restricted cash – end of period	$11,394	$5,046

Supplemental Disclosure of Cash Flow Information
Interest paid on NYDIG loans and line of credit	115	6
Interest paid on Navitas loan	57	-
Warrant consideration in relation to convertible notes and revaluation	4,333	-
Notes converted to common stock	1,023	1,394
Noncash membership distribution accrual	1,069	-
Noncash disposal of NYDIG collateralized equipment	-	3,388
Promissory note and interest conversion to common shares	-	401
Noncash non-controlling interest contributions	-	2,767
Noncash activity right-of-use assets obtained in exchange for lease obligations	-	397
Series B preferred dividend in accrued expense	-	(131)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Nature of Operations

Description of Business

Unless the context requires otherwise in these notes to the consolidated financial statements, the terms “SHI,” the “Company,” “we,” “us,” and “our” refer to Soluna Holdings, Inc. together with its consolidated subsidiaries, “SDI” refers to Soluna Digital, Inc. and previously, “SCI” refers to Soluna Computing, Inc., formerly known as EcoChain, Inc.

Soluna Holdings, Inc., formerly known as Mechanical Technology, Incorporated which was originally incorporated in the State of New York in 1961, reincorporated in the State of Nevada on March 24, 2021, and is headquartered in Albany, New York. Effective November 2, 2021, the Company changed its name from “Mechanical Technology, Incorporated” (or “MTI”) to “Soluna Holdings, Inc.” On October 29, 2021, Soluna Callisto merged into Soluna Computing, Inc. (“SCI”), a private green data center development company. The Company formed a wholly owned subsidiary of SHI on December 31, 2023, Soluna Digital, Inc. (“Soluna Digital”, or “SDI”). Effective December 31, 2023, SHI’s previously wholly-owned subsidiary, SCI transferred substantially all of its assets to SHI or its subsidiaries. SHI currently conducts its business through its wholly-owned subsidiary, SDI.

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

In fiscal year 2021, the Company began mining operations in Murray, Kentucky, (“Project Sophie”) and Calvert City, Kentucky, (“Project Marie”). Project Marie had performed hosting services and proprietary mining in which 10 megawatts were used for hosting services and 10 megawatts was used for proprietary mining through the end of February 2023, at which time the facility had been decommissioned. In the second quarter of fiscal year 2023, Project Sophie entered into hosting contracts with Bitcoin miners, which marked a shift in the Company’s business model at the Company’s modular data centers at Project Sophie from proprietary mining to hosting Bitcoin miners for the customers for 25 MW. Currently, all of Project Sophie is performing data hosting, including hosting an AI customer in the first quarter of 2024. The Company has sold all of its existing Bitcoin miners at the Project Sophie site and redeployed capital. On September 17, 2022, the Company sold specified assets consisting mainly of mining equipment and other general equipment items to a buyer at its Wenatchee, Washington location, (“Project Edith”). Soluna has committed to providing certain facilities contracts at cost plus a markup to facilitate the continued operations for the sold mining assets, on behalf of the new ownership. Our Texas site (“Project Dorothy”) is located at a wind farm and has a potential for up to 100 MWs, of which the Company obtained approval from the ERCOT and energized 25 MW in May 2023 and has energized another 25 MW in October 2023. The Company as of March 31, 2024, has a 14.6% ownership interest in Soluna DVSL ComputeCo, LLC (“DVSL”), and 53.3% ownership interest in Soluna DV ComputeCo, LLC (“DVCC”) in which are included within the Project Dorothy site, as discussed further in Note 15.

Going Concern and Liquidity

The Company’s condensed financial statements as of March 31, 2024 have been prepared using generally accepted accounting principles in the United States of America (“U.S. GAAP”) applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As shown in the accompanying condensed financial statements, the Company was in a net loss, has negative working capital, and has significant outstanding debt as of March 31, 2024. These factors, among others indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after issuance of these condensed financial statements as of March 31, 2024, or May 15, 2024.

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

On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, which resulted in a reportable disposition of all of the Company’s mining assets at the site and certain of the operating assets of Project Marie. The total net book value of the collateralized assets that were repossessed totaled approximately $3.4 million. Additionally, NYDIG has stated its intention to pursue SCI, the parent company of Soluna MC, LLC (“Guarantor”), under a piercing of the corporate veil claim relating to the Guarantor together with Borrower, (“NYDIG Defendants”) debts and liabilities under the loan documents. SCI denies any such liability and has filed a complaint for a declaratory judgment against NYDIG in the Eighth Judicial District Court in Clark County, Nevada on March 16, 2023, seeking a declaratory judgment as to such matter. NYDIG filed a motion to dismiss in response to SCI’s declaratory judgment complaint on April 13, 2023. SCI filed a response in opposition to NYDIG’s motion to dismiss on April 27, 2023. The court heard oral arguments on May 16, 2023. On June 22, 2023, the court issued an order granting NYDIG’s motion to dismiss, on the basis that the case was not ripe for decision, without prejudice. SCI intends to continue to vigorously defend any allegations regarding liability on account of NYDIG Defendants’ debts and liabilities to NYDIG under their loan documents and intends to refile a declaratory judgment complaint against NYDIG. As of March 31, 2024, the Borrower has an outstanding principal balance of approximately $9.2 million and accrued interest and penalties of approximately $1.2 million. See Note 10 for further information in relation to the NYDIG litigation matter.

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

In addition to the Company’s cash on hand for available use of approximately $8.4 million as of March 31, 2024, the Company will need additional capital raising activities, to meet its capital expenditure needs for its current pipeline and other operational needs. The Company in fiscal year 2024 will continue to look to evaluate different strategies to obtain financing to fund operations. However, management cannot provide any assurances that the Company will be successful in accomplishing additional financing or any of its other plans. These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Certain information and footnote disclosures normally included in the annual consolidated financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 (“the Annual Report”).

The information presented in the accompanying condensed consolidated balance sheet as of December 31, 2023 has been derived from the Company’s audited consolidated financial statements. All other information has been derived from the Company’s unaudited condensed consolidated financial statements for the three months ended March 31, 2024 and March 31, 2023.

Principles of Consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries, including the Company’s variable interest entities disclosed in Note 15. All intercompany balances and transactions are eliminated in consolidation.

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

Restricted Cash

Restricted cash relates to cash that is legally restricted as to withdrawal and usage or is being held for a specific purpose and thus not available to the Company for immediate or general business use. As of March 31, 2024, the Company had restricted cash of approximately $3.0 million, in which $2.0 million was classified as current and $1.0 million was classified as non-current. As of December, 31, 2023, the Company had restricted cash of approximately $4.0 million, in which $3.0 million was classified as current and $1.0 million was classified as non-current. The balance in restricted cash relates to funds held in escrow accounts due to sales of equipment that were executed, in which the Company can release to the convertible noteholders only if they request their share of funds. If no funds are distributed to the convertible noteholders from the escrow account by July 25, 2024, the funds may be used for general purposes for the Company. In addition, there was a restricted deposit held with a customer that was for less than 12 months. The Company has a long-term restricted cash balance in relation to a collateralized deposit.

Deposits and Credits on equipment

As of March 31, 2024 and December 31, 2023, the Company had approximately $1.4 million and $1.0 million, respectively, in deposits and credits on equipment, that had not yet been received by the Company. Once the Company receives such equipment in the subsequent period, the Company will reclassify such balance into Property, Plant, and Equipment. Included in these balances is a credit on equipment of $975 thousand which is restricted to be used on future purchases by September 1, 2024 (“expiration date”). The Company notes that if an order is not executed by the expiration date, the credit would be forfeited. The Company intends to utilize the full credit balance for future orders prior to the expiration date.

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

Correction of an Error

While preparing the Company’s Form 10-K for the year ended December 31, 2023, the Company identified the following errors related to the presentation of basic and diluted Earnings Per Share (“EPS”) in its historical filing for the year ended December 31, 2022, and for the quarters ended March 31, 2023, June 30, 2023, and September 30, 2023:

●	Inclusion of the net income/loss from noncontrolling interest in the numerator;
●	Inclusion of the cumulative undeclared preferred dividends in the numerator;
●	Exclusion of shares issued for little or no cash consideration (ie: penny warrants) in the denominator.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” the Company evaluated the errors and has determined that the related impacts were not material to any prior annual or 10-Q report, but that correcting the cumulative impact of such errors would be significant to our EPS for the year ended December 31, 2023. Accordingly, the Company has corrected such immaterial errors by adjusting its December 31, 2022 consolidated statement of operations related to the calculation of earnings per share. The Company also corrected previously reported interim financial information for such immaterial errors in future filings, as applicable. The following summarizes the effect of the revision on each financial statement line item.

The following analysis provides a comparison amongst the basic and diluted EPS as reported on the Form 10-Q for the quarters ended March 31, 2023, June 30, 2023, and September 30, 2023, and the final revised basic and diluted EPS calculation to correct all identified errors:

	As reported for the three months ended March 31, 2023 (1)	As revised	Change

Basic and Diluted net loss per share	$(8.74)	$(10.30)	$(1.56)

	For the three months ended June 30, 2023			For the six months ended June 30, 2023
	(1) As Reported	As Revised	Change	(1) As Reported	As Revised	Change
Basic and Diluted net loss per share	$(8.44)	$(9.54)	$(1.10)	$(17.14)	$(19.74)	$(2.60)

(1)	Prior period results have been adjusted to reflect the Reverse Stock Split of the Common Stock at a ratio of 1-for- 25 that became effective October 13, 2023. See Note 2, “Basis of Presentation,” for details.

	For the three months ended September 30, 2023			For the nine months ended September 30, 2023
	As Reported	As Revised	Change	As Reported	As Revised	Change
Basic and Diluted net loss per share	$(4.40)	$(5.96)	$(1.56)	$(20.11)	$(24.16)	$(4.05)

3. Accounts Receivable

Accounts receivables consist of the following at:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Data hosting	$3,006	$2,456
Related party receivable	8	8
Demand response service receivable	1,143	268
Proprietary mining Coinbase receivable	271	216
Total	$4,428	$2,948

The Company’s allowance for expected credit loss was $0 at both March 31, 2024 and December 31, 2023.

4. Property, Plant and Equipment

Property, plant and equipment consist of the following at:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Land and land improvements	$1,553	$1,538
Buildings and leasehold improvements	25,355	25,369
Computers and related software	11,250	11,764
Machinery and equipment	9,058	9,054
Office furniture and fixtures	28	28
Construction in progress	1,252	1,111
	48,496	48,864
Less: Accumulated depreciation	(5,232)	(4,292)
	$43,264	$44,572

Depreciation expense was approximately $1.6 million and $632 thousand for the three months ended March 31, 2024 and 2023, respectively.

The Company had an immaterial loss on sale of equipment of approximately $1 thousand for the three months ended March 31, 2024, in which they received proceeds of approximately $78 thousand for equipment that had a net book value of approximately $79 thousand. In January 2023, the Company sold M20 and M21 miners for a loss on sale of equipment of approximately $82 thousand in which the Company received proceeds of $213 thousand for our M20 and M21 miners which were previously reported as held for sale as of December 31, 2022, in which had a net book value of $295 thousand. There were additional proceeds of $36 thousand in March 2023, in which resulted in a gain of approximately $3 thousand of scrap and other equipment.

During the three months ended March 31, 2024, the Company had impairment charges of approximately $130 thousand. This charge related to the sale of S19 miners that occurred in April 2024, whereas the Company wrote down the net book value of the miners to the subsequent sales price. During the three months ended March 31, 2023, the Company had impairment charges of approximately $209 thousand related to impairment of approximately $166 thousand power supply units (PSUs) at the Sophie location and $43 thousand for M31 miners subsequently sold in April 2023, that the Company wrote down the net book value to subsequent sale price.

Equipment held for sale

In April 2023, Project Sophie entered into a 25 MW hosting contract with a sustainability-focused Bitcoin miner, that has shifted the Company’s business model at the Company’s modular data center at Project Sophie from proprietary mining to hosting Bitcoin miners for the customer. The Company obtained Board of Director approval to sell all remaining miners at the Sophie location and as of December 31, 2023, approximately $107 thousand remained outstanding whereas the Company expected to be sold within a year. For the three months ended, March 31, 2024, the Company has sold approximately $79 thousand of that balance, leaving approximately $28 thousand outstanding as of March 31, 2024. In March 2024, Project Dorothy 1B has begun to look to sell certain miners due to interest from third parties, and as such the Company has included $148 thousand for equipment held for sale as of March 31, 2024.

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

Due to conditions being met within the Merger Agreement in relation to energization and retention of employees, the Company has advised SCI US Holdings LLC, a Delaware limited liability company, who is the sole Effective Time Holder (as defined in the Merger Agreement) of the right to receive the Merger Shares and that 19,800 and 39,600 Merger Shares were issued on May 26, 2023 and October 10, 2023. SCI US Holdings LLC has consented to the issuance of such Merger Shares as required under the Merger Agreement and has directed the Company to issue such Merger Shares to its affiliate, HEL. Following the issuance of the 59,400 Merger Shares, a total of 59,400 Merger Shares remains available for possible issuance pursuant to the terms of the Merger Agreement.

The number of Merger Shares is also subject to customary anti-dilution adjustments in the event of any stock split, stock consolidation, stock dividend, or similar event involving the shares of our common stock. Based on the assessment performed, the fair value of the merger consideration as of October 29, 2021 was approximately $33.0 million.

6. Intangible Assets

Intangible assets consist of the following as of March 31, 2024:

(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Total

Strategic pipeline contract	$46,885	$22,660	$24,225
Assembled workforce	500	242	258
Patents	202	12	190
Total	$47,587	$22,914	$24,673

Intangible assets consist of the following as of December 31, 2023:

(Dollars in thousands)	Intangible Assets	Accumulated Amortization	Total

Strategic pipeline contract	$46,885	$20,317	$26,568
Assembled workforce	500	216	284
Patents	165	10	155
Total	$47,550	$20,543	$27,007

Amortization expense for the three months ended March 31, 2024 and 2023 was approximately $2.4 million.

The strategic pipeline contract relates to supply of a critical input to our digital mining and hosting business. The Company has analyzed this strategic pipeline contract similar to a permit for future benefit. The strategic pipeline contract relates to potential renewable energy datacenters that fit in the alignment of the Company structure to expand operations of the Company’s new focus in their business.

The Company expects to record amortization expense of intangible assets over the next five years and thereafter as follows:

(Dollars in thousands)
Year	2024
2024 (remainder of the year)	$7,115
2025	9,487
2026	7,907
2027	9
2028	9
Thereafter	146
Total	$24,673

7. Income Taxes

During the three months ended March 31, 2024 and 2023, the Company’s effective income tax rate was 8.21% and 9.66%. The projected annual effective tax rate is less than the Federal statutory rate of 21%, primarily due to the change in the valuation allowance, as well as changes to estimated taxable income for 2023 and permanent differences. There was $548 thousand and $547 thousand income tax benefit for the three months ended March 31, 2024 and 2023.

In connection with the strategic contract pipeline acquired in the Soluna Callisto acquisition as further discussed in Note 5, ASC 740-10-25-51 requires the recognition of a deferred tax impact of acquiring an asset in a transaction that is not a business combination when the amount paid exceeds the tax basis on the acquisition date. As such, the Company is required to adjust the value of the strategic contract pipeline by approximately $10.9 million at inception date, in which was recorded as a deferred tax liability and this amount will be amortized over the life of the asset. For the three months ended March 31, 2024 and 2023, the Company amortized $547 thousand each period.

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

The Company believes that the accounting estimate for the valuation of deferred tax assets is a critical accounting estimate because judgment is required in assessing the likely future tax consequences of events that have been recognized in our financial statements or tax returns. The Company based the estimate of deferred tax assets and liabilities on current tax laws and rates and, in certain cases, business plans and other expectations about future outcomes. In the event that actual results differ from these estimates, or the Company adjusts these estimates in future periods, the Company may need to adjust the recorded valuation allowance, which could materially impact our financial position and results of operations. The valuation allowance was $36.8 million and $36.8 million on March 31, 2024 and December 31, 2023, respectively. We will continue to evaluate the ability to realize our deferred tax assets and related valuation allowance on a quarterly basis.

8. Debt

Convertible Notes Payable

Debt consists of the following

(Dollars in thousands):	Maturity Date	Interest Rate	March 31, 2024	December 31, 2023
Convertible Note	July 25, 2024	*18%	$6,216	$8,474

*	Default interest was waived on March 10, 2023, and no further interest applied on the Convertible Note for the remainder of the year.

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

The October Secured Notes, subject to an original issue discount of 8%, had a maturity date (the “Maturity Date”) of October 25, 2022, which was extended to April 25, 2023 pursuant to the Addendum Amendment (as defined below), upon which date the October Secured Notes shall be payable in full. Commencing on the Maturity Date and also five (5) days after the occurrence of any Event of Default (as defined in the October Secured Notes), interest on the October Secured Notes will accrue at an interest rate equal to the lesser of 18% per annum or the maximum rate permitted under applicable law. If any Event of Default or a Fundamental Transaction (as defined in the October Secured Notes) or a Change of Control (as defined in the October Secured Notes) occurs, the outstanding principal amount of the October Secured Notes, liquidated damages and other amounts owing in respect thereof through the date of acceleration, will become, at the Noteholder’s election, immediately due and payable in cash at the Mandatory Default Amount (as defined in the October Secured Notes). Under the original terms, the October Secured Notes could not be prepaid, redeemed or mandatorily converted without the consent of the Noteholders. The obligations of the Company pursuant to the October Secured Notes are (i) secured to the extent and as provided in the Security Agreement, dated as of October 25, 2021, by and among the Company, MTI Instruments (a former subsidiary of SHI in which was sold in April 2022), and SCI, Soluna MC, LLC and Soluna SW, LLC (both of which are wholly owned subsidiaries of SCI, and together with MTI Instruments and SCI, the “Subsidiary Guarantors”), and Collateral Services LLC (the “Collateral Agent”), as collateral agent for the Noteholders; and (ii) guaranteed, jointly and severally, by the Subsidiary Guarantors pursuant to each Subsidiary Guaranty, dated as of October 25, 2021, by and among each Subsidiary Guarantor and the Noteholders signatory to the October SPA, subject to subsequent modifications pursuant to the Addendum, the Addendum Amendment and the NYDIG Transactions.

On July 19, 2022 and on September 13, 2022, the Company entered into an Addendum and Addendum Amendment in which adjusted the terms such as maturity date, conversion prices, and the issuance of new warrants to the Noteholders. Pursuant to the Addendum and Addendum Amendment, the Company evaluated whether the new addendums qualified as debt modification or debt extinguishment, and based on ASC 470, Debt, the Company determined the Addendum and Addendum Amendment to fall under Debt Extinguishment and the Company would be required to fair value the new debt, and in turn write off the existing debt on the books.

Following the debt extinguishment on July 19, 2022 as noted further above, the Convertible Notes will be accounted for under the fair value method on a recurring basis upon issuance (e.g., upon execution of the Addendum) per guidance within ASC 480, and at each subsequent reporting period, with changes in fair value reported in earnings. Although the Notes are not being accounted for under 825-10, the substance of the debt is considered to be the same and is therefore considered outside the scope of ASC 470-60. As such, the Company performed a fair value analysis of the Convertible Notes. For the year-ended December 31, 2023 and quarter-ended March 31, 2024, the Company had Monte Carlo simulations run-out for the expected conversion dates of the Convertible Notes using risk free rates, annual volatility, daily trading volumes, likely conversion profiles, and other assumptions based on principal and accrued interest as of the period ends. The Company determined the fair value of the Convertible Notes uses certain Level 3 inputs.

Changes in Level 3 Financial Liabilities Carried at Fair Value

(in thousands)
Balance, January 1, 2023	$12,254
Conversions of debt (January 2023- March 31, 2023)	(1,395)
Total revaluation gains (January 2023- March 31, 2023)	(473)
Balance, March 31, 2023	10,386
Conversions of debt (April 1, 2023- December 31, 2023)	(4,568)
Total revaluation losses (April 1, 2023- December 31, 2023)	2,656
Balance December 31, 2023	$8,474
Conversions of debt (January 1, 2024- March 31, 2024)	(1,023)
Total revaluation gains (January 1, 2024- March 31, 2024)	(1,235)
Balance March 31, 2024	$6,216

For the three months ended March 31, 2023, the Company had approximately $1.4 million of note conversions with the Noteholders, therefore reducing the outstanding principal balance to approximately $11.6 million as of March 31, 2023. The Company also performed a fair value assessment whereas the value of the convertible notes was determined to be approximately $10.4 million, resulting in a revaluation gain noted for the three months ended March 31, 2023 between the fair value of the notes as of December 31, 2022, less conversions, to fair value as of March 31, 2023. For the three months ended March 31, 2024, the Company had approximately $1.0 million of conversions with the Noteholders, therefore reducing the outstanding principal balance to approximately $7.7 million as of March 31, 2024. The Company also performed a fair value assessment on February 28, 2024 (date of the Fourth Amendment noted below) for which the fair value was determined to be approximately $7.5 million, and March 31, 2024 the fair value was determined to be approximately $6.2 million.

The following table represents the significant and subjective fair value assumptions used for Convertible Notes during the three months ended March 31, 2024:

Three months ended March 31, 2024
Stock price	$2.88 – 3.43
Conversion price	$3.78
Volatility	97.5 – 115%
Risk-free interest rate	5.31- 5.46%

The events of default stated in the Notice of Acceleration and Repossession defined below with NYDIG Financing constituted a cross-default under the terms of secured convertible notes issued to the Noteholders. In addition to such cross-default, the failure of the Company pursuant to the Addendum dated as of July 19, 2022, to escrow an aggregate amount of $950,000 for the benefit of the Noteholders by December 21, 2022, constituted an event of default under the Notes. Due to the default, the Company accrued interest at a rate of 18% which amounted to $617 thousand as of March 10, 2023. On March 10, 2023, the Company entered into a Second Addendum Amendment with the Noteholders, in which the Company paid the accumulated default accrued interest of $617 thousand through the Company’s restricted escrow accounts and contemporaneously with the payment, the Noteholders waived all existing events of default arising under the convertible notes.

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

The Equity Condition is met if all of the following conditions have been satisfied: (i) the shares of Common Stock issuable upon the conversion are either registered under the Securities Act of 1933 or resellable under Rule 144 thereunder without any volume restrictions, (ii) the number of shares issuable to each Note holder are below 4.99% of the outstanding shares, (iii) at least 20 trading days has elapsed since the previous mandatory conversion, (iv) the Company is current in all the SEC filings, and (v) the Company has obtained all required approvals from NASDAQ, or any successor trading market, to list the Common Stock to be issued upon such conversion.

On November 20, 2023, the Company and the Noteholders entered into a Third Amendment Agreement to amend the Notes, the October SPA and related agreements (collectively, the “Transaction Documents”). The aim is to facilitate future financings by the Company that may include funds for prepayment of the Notes by permitting the Company to force conversion of up to $1.5 million of the Notes under certain circumstances, reduce the prepayment penalty in return for reducing the conversion price of the $4.7 million of the Notes and reducing the exercise price of 150,000 of the Warrants to $0.01.

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

On February 28, 2024 the Company and the Purchasers entered into a Fourth Amendment Agreement to amend the Notes, SPA and related agreements to facilitate future financings by the Company by amending the Transaction Documents as follows:

The Company shall be permitted to undertake at-the-market transactions in the future provided:

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

In consideration of the foregoing, the Company:

●	Reduced the conversion price of the Notes to $3.78 per share;

●	The Purchasers received an aggregate of 850,000 three year warrants exercisable at $0.01 per share;

●	An aggregate of 320,005 warrants held by the Purchasers had the exercise price reduced to $3.78 per share (the “$3.78 Warrants”); and

●	An aggregate of 478,951 warrants held by the Purchasers had the exercise price reduced to $6.00 per share (the “$6.00 Repriced Warrants”). For every one $6.00 Repriced Warrant exercised by a Purchaser, such Purchaser shall receive 1.36 new five-year warrants with an exercise price of $0.01, 1.6 new five-year warrants with an exercise price of $4.20, and 1.6 new five-year warrants with an exercise price of $5.70.

The effect of the additional penny warrants, $3.78 warrants, and the $6.00 repriced warrants including additional warrants if exercised with the Noteholders, created a loss on debt extinguishment of approximately $5.8 million due to the fair value associated as of February 28, 2024. Such amounts were recorded as a loss on debt extinguishment and affected the Company’s warrant liability and additional paid in capital balance account. Due to the requirement of the shareholder approval associated with the Fourth Amendment, the warrants associated will be treated as a liability and be revalued each quarter.

Pursuant to additional agreements with holders of another 51,618 outstanding warrants, similar adjustments with those warrants, resulted in a total adjustment to 530,569 warrants. As the 51,618 warrants were not with the Noteholders, the treatment of $6.00 repriced warrants was recorded as a deemed dividend and adjusted the Company’s earnings per share calculation noted in Footnote 9. The fair value associated with the 51,618 warrants with non-Noteholders totaled approximately $386 thousand.

Because the foregoing will result in the issuance of more than 20% of the Company’s outstanding shares, it is subject to stockholder approval at the Company’s annual meeting of shareholders, to be held not later than May 30, 2024. Until such shareholder approval is obtained, the Company may not prepay any amount of the Notes which would reduce the aggregate principal amount thereof below $5 million.

On March 5, 2024, one of the Noteholders exercised 50 thousand warrants at the $6.00 repriced warrant value. As such, the Company issued 68 thousand $0.01 warrants, 80 thousand $4.20 warrants, and 80 thousand $5.70 warrants.

The following table represents the significant fair value assumptions used for warrants issued or repriced during the three months ended March 31, 2024:

Three months ended March 31, 2024
Stock price	$2.88- 4.07
Exercise price	$0.01- 20.00
Expected term in years	3.00 – 8.77
Expected dividend yield	0.00%
Volatility	127.50 – 137.50%
Risk-free interest rate	4.28- 4.44%

With the Fourth Amendment on February 28, 2024, a fair value was established at approximately $7.5 million. The Fourth Amendment caused a loss on extinguishment of debt of approximately $5.3 million which included a gain on revaluation of the debt of $436 thousand and warrant valuation of new $0.01 warrants, repriced $3.78 warrants and repriced $6.00 warrants with potential new $0.01, $4.20 and $5.70 additional warrants included if the $6.00 repriced warrants were exercised. This resulted in a $5.8 million loss on extinguishment of debt.

As of December 31, 2023, the fair value of the convertible debt was approximately $8.5 million outstanding which included adjustments to the value due to debt extinguishments and revaluations of multiple amendments throughout the fiscal year, as well as approximately $6.0 million in note conversions of the debt. The Company had approximately an $8.7 million principal balance outstanding for the convertible debt as of December 31, 2023. As of March 31, 2024, the fair value of the debt was approximately $6.2 million which included $1.0 million of conversions from January 1, 2024 through March 31, 2024, as well as a gain on debt for extinguishment with the Fourth Amendment on February 28, 2024 and the quarter valuation on March 31, creating a total gain on debt extinguishment and revaluation of approximately $1.3 million. In addition, a warrant revaluation was done at March 31, 2024, which created a gain on revaluation associated with the warrant liability of approximately $1.5 million.

NYDIG Financing

(Dollars in thousands)	Maturity Dates	Interest Rate	January 1, 2024 - March 31, 2024	January 1, 2023 - December 31, 2023
NYDIG Loans #1-11	April 25, 2023 thru January 25, 2027*	12% thru 15%	$9,183	$10,546

Less: repossession of collateralized assets			—	(1,363)
Total outstanding debt			$9,183	$9,183

*	Due to event of default- the entire NYDIG Financing became current, see note below.

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

Promptly after the date of the Consent, the Company issued warrants to purchase up to 3,400 shares of common stock to the Noteholder holding the largest outstanding principal amount of October Secured Notes as of the date of the Consent. Such warrants were substantially in form similar to the other warrants held by the Noteholders. Such warrants were exercisable for three years from the date of the Consent at an exercise price of $237.50 per share. On December 5, 2022, the exercise price of the warrants was reduced to an exercise price of $19.00 per share, effective with the closing of the Securities Purchase Agreement Offering on December 5, 2022.

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

The NYDIG Notice states that (a) Borrower failed to observe or perform certain covenants, conditions or agreements contained in the Master Agreement and such failure continued unremedied for a period of ten days after Borrower’s knowledge of such breach, which resulted in an event of default under the Master Agreement, and (b) Borrower defaulted under the guaranty, collateral agreement, or other support agreement, which resulted in an event of default under the Master Agreement. In addition, the NYDIG Notice states that Borrower failed to pay certain payments of principal and interest under the Master Agreement when due, which failure also constituted an event of default under the Master Agreement. As a result of the foregoing events of default, and pursuant to the Master Agreement, NYDIG (x) declared the principal amount of all loans due and owing under the Master Agreement and all accompanying Loan Documents (as defined in the Master Agreement) to be due and immediately payable, (y) imposed a default rate of interest on any outstanding principal amount of each loan (together with all then unpaid interest accruing thereon) and all other obligations under the Master Agreement and the Loan Documents, and (z) demanded the return of all equipment subject to the Master Agreement and the Loan Documents. As such, the principal balance of $10.5 million became due immediately and the Borrower was to bear interest, at a rate per annum equal to 2.0% plus the rate per annum otherwise applicable to such obligations set forth in the Master Agreement. Also, as the Company was not able to obtain a waiver, the outstanding deferred financing costs were written off. As of December 31, 2022, the Borrower had incurred accrued interest and penalty of approximately $274 thousand. On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, and repossessed the collateralized assets that totaled approximately $3.4 million, in which approximately $560 thousand was first used to pay off accrued interest and penalty to date. On September 5, 2023, NYDIG provided a letter finalizing the accounting for the repossessed collateralized assets totaling proceeds of approximately $3.4 million. This included legal and other expenses associated with the sale of the assets net a modest gain on the estimated net book value of the assets totaling $251 thousand that was expensed as a loss on disposition of assets for the year ended December 31, 2023. On December 7, 2023, NYDIG filed its Motion for Summary Judgment seeking entry of a judgment against Soluna in the approximate amount of $10.3 million for principal and interest and penalties. On January 12, 2024, Soluna filed its objection to NYDIG’s motion for summary judgment on the grounds that NYDIG failed to explain what collateral of which loan was sold and how the sale proceeds were allocated to each loan. A summary judgment motion was performed on February 13, 2024, and was agreed upon by both NYDIG and the Borrower, that the total outstanding loan principal balance would be approximately $9.2 million, in which a penalty fee was applied of approximately $1.0 million to the repossessed collateralized assets, and outstanding interest and penalty balance would be approximately $936 thousand as of December 31, 2023. The Company applied the per diem interest rate agreed upon with the summary judgement for the three months ended March 31, 2024 and recorded interest expense of approximately $363 thousand and has an outstanding interest and penalty accrual of approximately $1.2 million recorded within “Accrued Liabilities” as of March 31, 2024. See Note 10 for further information in relation to the NYDIG litigation matter.

Loan and Security Agreement

Navitas Term Loan

(Dollars in thousands)	Maturity Date	Interest Rate	January 1, 2024- March 31, 2024	May 9, 2023- December 31, 2023
Term Loan and capitalized interest (excludes debt issuance cost)	May 9, 2025	15%	$1,707	$2,254
Less: principal and capitalized interest payments			(616)	(547)
Less: debt issuance costs			(19)	(25)
Total outstanding debt			$1,072	$1,682

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

Any and all monthly debt service amounts so paid to Lender shall be applied first to accrued and unpaid interest that has not yet been added to the principal balance of the Term Loan, if any, and then to repayment of the then outstanding principal balance of the Term Loan. On the Term Loan Maturity Date (May 9, 2025), all remaining principal and accrued and unpaid interest that has not yet been added to the principal balance of the Term Loan, if any, shall become immediately due and owing in full and shall be paid by wire transfer in immediately available funds. As of March 31, 2024 and December 31, 2023, approximately $1.1 million and $1.7 million is included in current portion of debt as the Company’s expectation is that principal and capitalized interest payments will be made to pay off the Term Loan within one year after quarter or year-end. The Company has paid approximately $616 thousand in principal for the three months ended March 31, 2024 and $547 thousand in principal and capitalized interest payments for the year ended December 31, 2023. Interest expense related to the Navitas Term Loan for the three months ended March 31, 2024 was approximately $63 thousand.

Line of Credit

On September 15, 2021, the Company entered into a $1.0 million unsecured line of credit with KeyBank National Association (“KeyBank”), that will, among other things, allow the Company to request loans and to use the proceeds of such loans for working capital and other general corporate purposes (the “KeyBank facility”). The line of credit bears interest at a rate of Prime + 0.75% per annum. Accrued interest is due monthly and principal is due in full following KeyBank’s demand. As of January 1, 2023, the Company had drawn on the line of credit and approximately $350 thousand of the amount drawn under the line of credit remained outstanding. As of December 31, 2023, the remaining $350 thousand had been paid down. The Company does not have any remaining balance outstanding as of December 31, 2023 and March 31, 2024. The Company does not plan to draw down on the line of credit in the foreseeable future. In addition, future drawdowns require pre-approval by KeyBank.

9. Stockholders’ Equity

Preferred Stock

The Company has two series of preferred stock outstanding: the Series A Preferred Stock, with a $25.00 liquidation preference; and the Series B Convertible Preferred Stock, par value $0.0001 per share, with a stated value equal to $100.00 (the “Series B Preferred Stock”). As of March 31, 2024 and December 31, 2023, there were 3,061,245 shares of Series A Preferred Stock issued and outstanding, respectively, and as of March 31, 2024 and December 31, 2023 there was 62,500 shares of Series B Preferred Stock issued and outstanding, respectively.

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

Common Stock

The Company has one class of common stock, par value $0.001 per share. Each share of the Company’s common stock is entitled to one vote on all matters submitted to stockholders. As of March 31, 2024 and December 31, 2023, there were 2,841,490 and 2,505,620 shares of common stock issued and outstanding, respectively.

Dividends

Pursuant to the Certificate of Designations, Preferences and Rights of 9.0% Series A Cumulative Perpetual Preferred Stock of the Company, dividends, when, as and if declared by the Board (or a duly authorized committee of the Board), will be payable monthly in arrears on the final day of each month, beginning August 31, 2021. The Board of Directors had not declared any Series A Preferred Stock dividends beginning October 2022 through December 31, 2023, as such the Company has accumulated approximately $8.6 million of dividends in arrears on the Series A Preferred Stock through December 31, 2023, and an additional $1.7 million of dividends in arrears for the three months ended March 31, 2024, for a total of approximately $10.3 million.

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

Reservation of Shares

The Company had reserved common shares for future issuance as follows as of March 31, 2024:

Stock options outstanding	51,873
Restricted stock units outstanding	5,732
Warrants outstanding	2,165,010
Common stock available for future equity awards or issuance of options	971,526
Number of common shares reserved	3,194,141

The Company also notes that as of March 31, 2024, there are 1,907,188 Series A preferred stock available for future equity awards under the 2021 Plan.

Loss per Share

The Company computes basic loss per common share by dividing net loss by the weighted average number of common shares outstanding during the reporting period. Diluted loss per share reflects the potential dilution, if any, computed by dividing loss by the combination of dilutive common share equivalents, comprised of shares issuable under outstanding investment rights, warrants and the Company’s share-based compensation plans, and the weighted average number of common shares outstanding during the reporting period. Dilutive common share equivalents include the dilutive effect of in-the-money stock options, which are calculated based on the average share price for each period using the treasury stock method. Under the treasury stock method, the exercise price of a stock option and the amount of compensation cost, if any, for future service that the Company has not yet recognized are assumed to be used to repurchase shares in the current period.

The following table sets forth the reconciliation of the numerators and denominators of the basic and diluted per share computations for operations for the three months ended March 31:

(Dollars in thousands, except shares)	2024	2023

Numerator:
Net loss from continuing operations	$(2,544)	$(7,432)
(Less) Net income (loss) attributable to non-controlling interest	2,710	(370)

Net loss attributable to Soluna Holdings, Inc.	$(5,254)	$(7,062)
Less: Preferred dividends or deemed dividends	(386)	(131)
Less: Cumulative Preferred Dividends in arrears	(1,722)	(1,722)
Balance	$(7,362)	$(8,915)
Denominator:
Basic and Diluted EPS:
Common shares outstanding, beginning of period, including penny warrants	2,592,454	747,847
Weighted average common shares issued during the period including penny warrants issued and outstanding as of quarter-end	215,101	116,167
Denominator for basic earnings per common shares —
Weighted average common shares	2,807,555	864,922

The Company notes as continuing operations was in a Net loss for the three months ended March 31, 2024 and 2023, as such basic and diluted EPS is the same balance as continuing operations acts as the control amount in which would cause antidilution. Not included in the computation of earnings per share, assuming dilution, for the three months ended March 31, 2024, were options to purchase 51,873 shares of the Company’s common stock, 5,732 nonvested restricted stock units, and 2,038,099 outstanding warrants not exercised which excludes penny warrants that can be potentially exercised. These potentially dilutive items were excluded because the calculation of incremental shares resulted in an anti-dilutive effect.

Not included in the computation of earnings per share, assuming dilution, for the three months ended March 31, 2023, were options to purchase 52,392 shares of the Company’s common stock, 40,320 nonvested restricted stock units, and 514,694 outstanding warrants not exercised. These potentially dilutive items were excluded because the calculation of incremental shares resulted in an anti-dilutive effect.

10. Commitments and Contingencies

Commitments:

Leases

The Company determines whether an arrangement is a lease at inception. The Company and its subsidiaries have operating leases for certain manufacturing, laboratory, office facilities and certain equipment. The leases have remaining lease terms one year to less than ten years. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants. As of March 31, 2024 and December 31, 2023, the Company has no assets recorded under finance leases.

Lease expense for these leases is recognized on a straight-line basis over the lease term. For the three months ended March 31, total lease costs are comprised of the following:

(Dollars in thousands)	Three Months Ended March 31,
	2024	2023
Operating lease cost	$61	$56
Short-term lease cost	—	—
Total net lease cost	$61	$56

Short-term leases are leases having a term of twelve months or less. The Company recognizes short-term leases on a straight-line basis and does not record a related lease asset or liability for such leases.

Other information related to leases was as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Weighted Average Remaining Lease Term (in years):
Operating leases	4.54	4.43

Weighted Average Discount Rate:
Operating leases	8.10%	7.91%

Supplemental cash flows information related to leases for the three months ended March 31 was as follows:

(Dollars in thousands)	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$61	$54

Non-Cash Activity Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$397

Maturities of noncancellable operating lease liabilities are as follows for the quarter ending March 31:

(Dollars in thousands)	2024
2024 (remainder of year)	$186
2025	79
2026	29
2027	29
2028	29
Thereafter	116
Total lease payments	468
Less: imputed interest	(85)
Total lease obligations	383
Less: current obligations	194
Long-term lease obligations	$189

As of March 31, 2024, there were no additional operating lease commitments that had not yet commenced.

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

On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, and repossessed the collateralized assets that totaled approximately $3.4 million, in which approximately $560 thousand was first used to pay off accrued interest and penalty to date. On September 5, 2023, NYDIG provided a letter finalizing the accounting for the repossessed collateralized assets totaling proceeds of approximately $3.4 million. This included legal and other expenses associated with the sale of the assets net a modest gain on the estimated net book value of the assets totaling $251 thousand that was expensed as a loss on disposition of assets for the year ended December 31, 2023. On December 7, 2023, NYDIG filed its Motion for Summary Judgment seeking entry of a judgment against Soluna in the approximate amount of $10.3 million for principal and interest and penalties. On January 12, 2024, Soluna filed its objection to NYDIG’s motion for summary judgment on the grounds that NYDIG failed to explain what collateral of which loan was sold and how the sale proceeds were allocated to each loan. A summary judgment motion was performed on February 13, 2024, and was agreed upon by both NYDIG and the Borrower, that the total outstanding loan principal balance would be approximately $9.2 million, in which a penalty fee was applied of approximately $1.0 million to the repossessed collateralized assets, and outstanding interest and penalty balance would be approximately $936 thousand as of December 31, 2023. As of March 31, 2024, the Company still has an outstanding principal of approximately $9.2 million and outstanding interest and penalty balance of approximately $1.2 million. This settlement did not result in the admission of any liability on the part of SHI, whose declaratory judgment remains the subject of litigation. On March 13, 2024, NYDIG served the Company with a post-judgment discovery seeking information regarding the Company’s assets and liabilities. Per agreement between NYDIG and the NYDIG Defendants, the deadline to respond to the discovery demands was extended to May 13, 2024 but with rolling weekly production that commenced on April 12, 2024. The Company intends to vigorously defend itself from NYDIG’s parent company claims.

In September 2023, Atlas Technology Group LLC (“Atlas”) filed a complaint against Soluna MC LLC (formerly EcoChain Block LLC) (“Soluna MC”), Soluna Computing, Inc., and Soluna Holdings, Inc. (collectively, the “Atlas Defendants”) in the Supreme Court of the State of New York, County of New York regarding a co-location services agreement between Soluna MC and Atlas. Atlas alleges that the termination of such agreement by Soluna MC was a breach and asserts various claims, including breach of contract and the return of pre-paid fees. The claim requests a judgement against the Atlas Defendants for the return of pre-paid fees of approximately $464 thousand and additional damages to be determined at trial of not less than $7.9 million, and reimbursement of costs including legal fees and other costs. The complaint also contains references to alter ego liability and piercing the corporate veil. The Atlas Defendants filed a motion to dismiss; the Court held a hearing on this motion and issued an order and ruling on April 17, 2024 granting dismissal of three of the four counts in the complaint. The Atlas Defendants subsequently filed on May 6, 2024 an answer with respect to the remaining count and also asserted counterclaims against Atlas. In such order and ruling, the Court also denied at this time the dismissal of SCI and SHI from the action as improper parties; the Atlas Defendants subsequently filed notice of appeal of this portion of such order and ruling on May 7, 2024. The Atlas Defendants believe they have substantial factual and legal defenses to Atlas’s claims and intend to continue to defend the claims vigorously.

The referenced pre-paid fees of approximately $464 thousand have been reported in previous filings on Soluna MC’s balance sheet. No reserves have been established for any other claims asserted in such complaint.

11. Related Party Transactions

MeOH Power, Inc.

On December 18, 2013, MeOH Power, Inc. and the Company executed a Senior Demand Promissory Note (the Note) in the amount of $380 thousand to secure the intercompany amounts due to the Company from MeOH Power, Inc. upon the deconsolidation of MeOH Power, Inc. Interest accrues on the Note at the Prime Rate in effect on the first business day of the month, as published in the Wall Street Journal. At the Company’s option, all or part of the principal and interest due on this Note may be converted to shares of common stock of MeOH Power, Inc. at a rate of $0.07 per share. Interest began accruing on January 1, 2014. The Company recorded a full allowance against the Note. As of March 31, 2024 and December 31, 2023, $368 thousand and $363 thousand, respectively, of principal and interest are available to convert into shares of common stock of MeOH Power, Inc. Any adjustments to the allowance are recorded as miscellaneous expense during the period incurred.

Legal Services

During the three months ended March 31, 2024 and 2023, the Company incurred $1 thousand and $1 thousand, respectively, to Couch White, LLP for legal services associated with contract review. A partner at Couch White, LLP is an immediate family member of one of our Directors.

Employee Receivables

Certain employees have a receivable due to the Company based on their stock-based awards, in which $109 thousand and $110 thousand was outstanding as of March 31, 2024 and December 31, 2023, respectively. The balance is currently presented as $13 thousand and $13 thousand within Notes receivable as of March 31, 2024 and December 31, 2023, and $96 thousand and $97 thousand, respectively within Other assets.

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

Due to conditions being met within the Merger Agreement in relation to energization and retention of employees, the Company has advised SCI US Holdings LLC, a Delaware limited liability company, who is the sole Effective Time Holder (as defined in the Merger Agreement) of the right to receive the Merger Shares and that 19,800 Merger Shares were issued on May 26, 2023 and 39,600 Merger Shares were issued on October 10, 2023. SCI US Holdings LLC has consented to the issuance of such Merger Shares as required under the Merger Agreement and has directed the Company to issue such Merger Shares to its affiliate, HEL. Following the issuance of the 59,400 Merger Shares, a total of 59,400 Merger Shares remains available for possible issuance pursuant to the terms of the Merger Agreement.

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

In addition, one of the Company’s directors, Matthew E. Lipman, serves as a director and currently acting as President of HEL. Mr. Lipman does not directly own any equity interest in Tera Joule, LLC, which owns 9.2% of HEL; however, as a result of his position as a director and officer of Brookstone IAC, Inc., which is the manager of Tera Joule, LLC, he has dispositive power over the equity interests that Tera Joule owns in HEL. As a result, the approximate dollar value of the amount of Mr. Toporek’s and Mr. Lipman’s interest in the Company’s transactions with HEL for the three months ended March 31, 2024 was $0 and $0.

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

The Company owned approximately 1.79% of HEL, calculated on a converted fully diluted basis, as of March 31, 2024 and December 31, 2023. The Company may enter into additional transactions with HEL in the future

12. Stock Based Compensation

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

The Board has approved amendments to the both the 2021 and 2023 Plans subject to stockholder approval at the 2024 Annual Meeting. Under the Plans, the number of shares of common stock available for awards is limited to, 18.75% for the 2021 Plan and 23.75% for the 2023 Plan of the number of Common Shares outstanding as of the first trading day of each quarter. The amendments to each Plan would change the calculation of this limitation to reflect the applicable percentage to 18.75% and 23.75% respectively, after giving effect to the increase in the number of shares subject to awards after giving effect to the amount to the increase as of the date of the calculation.

There were no awards granted during the three months ended March 31, 2024. During the three months ended March 31, 2023, the Company awarded 500,000 restricted stock units under the 2021 Plan, valued at $0.2986 per share based on the closing market price of the Company’s common stock on the date of the grant. The restricted stock units will vest during May 2023.

13. Effect of Recent Accounting Updates

Accounting Updates Effective for fiscal year 2024

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

Accounting Updates Not Yet Effective

Improvements to Reportable Segment Disclosures

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update (ASU) 2023-07, Segment Reporting (Topic 280): Improvement to Reportable Segment Disclosures (ASU 2023-07), which requires disclosure of incremental segment information on an annual and interim basis, primarily through enhanced disclosures of significant segment expenses. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024 and requires retrospective application to all periods presented upon adoption. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2023-07 will have on its condensed consolidated financial statements and disclosures.

Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets

In December 2023, the FASB issued ASU 2023-08, Intangibles - Goodwill and Other - Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets, which establishes accounting guidance for crypto assets meeting certain criteria. Bitcoin meets this criteria. The amendments require crypto assets meeting the criteria to be recognized at fair value with changes recognized in net income each reporting period. Upon adoption, a cumulative-effect adjustment is made to the opening balance of retained earnings as of the beginning of the annual reporting period of adoption. ASU 2023-08 is effective for fiscal years beginning after December 15, 2024, including interim periods within those fiscal years. Early adoption is permitted. The guidance is not expected to have an impact on the Company’s condensed consolidated financial statements and disclosures, unless the Company intends to hold crypto assets.

Improvements to Income Tax Disclosures

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact that ASU 2023-09 will have on its condensed consolidated financial statements and disclosures.

Stock Compensation

In March 2024, the FASB issued ASU 2024-01, Compensation—Stock Compensation (Topic 718): Scope Application of Profits Interest and Similar Awards (“ASU 2024-01”), to clarify the scope application of profits interest and similar awards by adding illustrative guidance in ASC 718, Compensation—Stock Compensation (“ASC 718”). ASU 2024-01 clarifies how to determine whether profits interest and similar awards should be accounted for as a share-based payment arrangement (ASC 718) or as a cash bonus or profit-sharing arrangement (ASC 710, Compensation—General, or other guidance) and applies to all reporting entities that account for profits interest awards as compensation to employees or non-employees. In addition to adding the illustrative guidance, ASU 2024-01 modified the language in paragraph 718-10-15-3 to improve its clarity and operability without changing the guidance. ASU 2024-01 is effective for fiscal years beginning after December 15, 2024, including interim periods within those annual periods. Early adoption is permitted. The amendments should be applied either retrospectively to all prior periods presented in the financial statements, or prospectively to profits interests and similar awards granted or modified on or after the adoption date. The Company is currently assessing the impacts of adopting ASU 2024-01 on its condensed consolidated financial statements and disclosures.

14. PROJECT MARIE

As previously disclosed in Footnote 8, on December 20, 2022, Soluna MC Borrowing 2021-1 LLC (“Borrower”), an indirect wholly owned subsidiary of Soluna Holdings, Inc. (the “Company”), received a Notice of Acceleration and Repossession (the “NYDIG Notice”) from NYDIG ABL LLC (“NYDIG”) with respect to the Master Equipment Finance Agreement, dated as of December 30, 2021 (the “MEFA”), by and between Borrower and NYDIG. The NYDIG Notice states that (a) Borrower failed to observe or perform certain covenants, conditions or agreements contained in the MEFA and such failure continued unremedied for a period of ten days after Borrower’s knowledge of such breach, which resulted in an event of default under the MEFA, and (b) Borrower defaulted under the guaranty, collateral agreement, or other support agreement, which resulted in an event of default under the MEFA. In addition, the NYDIG Notice states that Borrower failed to pay certain payments of principal and interest under the MEFA when due, which failure also constituted an event of default under the MEFA. As a result of the foregoing events of default, and pursuant to the MEFA, NYDIG (x) declared the principal amount of all loans due and owing under the MEFA and all accompanying Loan Documents (as defined in the MEFA) to be due and immediately payable, (y) imposed a default rate of interest on any outstanding principal amount of each loan (together with all then unpaid interest accruing thereon) and all other obligations under the MEFA and the Loan Documents, and (z) demanded the return of all equipment subject to the MEFA and the Loan Documents.

The assets which secure the MEFA represent substantially all of the Company’s mining assets at the site and certain of the operating assets of Project Marie, a 20 MW facility located in Kentucky. The obligations of Borrower under the MEFA and reflected in the NYDIG Notice are ring-fenced to Borrower and its direct parent company, Soluna MC LLC. The Company is not a party to any guaranty, collateral agreement or other support agreement with or for the benefit of NYDIG. For the year ended December 31, 2022, the principal balance of $10.5 million became due immediately and the Borrower was to bear interest, at a rate per annum equal to 2.0% plus the rate per annum otherwise applicable to such obligations set forth in the Master Agreement. As of December 31, 2023, the Company reduced the outstanding debt by the repossessed collateralized assets net book value of $3.4 million less accrued interest that was paid off first when the collateral was repossessed of approximately $740 thousand, legal fees of approximately $251 thousand, and an additional penalty expense of $1.0 million, reducing the debt outstanding to approximately $9.2 million as of December 31, 2023. Also, as the Company was not able to obtain a waiver, the outstanding deferred financing costs were written off on September 5, 2023. NYDIG provided a letter finalizing the accounting for the repossessed collateralized assets totaling proceeds of approximately $3.4 million. This included legal and other expenses associated with the sale of the assets net a modest gain on the estimated net book value of the assets totaling $251 thousand that was expensed as a loss on disposition of assets for the year ended December 31, 2023. On December 7, 2023, NYDIG filed its Motion for Summary Judgment seeking entry of a judgment against Soluna in the approximate amount of $10.3 million for principal and interest and penalties. On January 12, 2024, Soluna filed its objection to NYDIG’s motion for summary judgment on the grounds that NYDIG failed to explain what collateral of which loan was sold and how the sale proceeds were allocated to each loan. A summary judgment motion was performed on February 13, 2024, and was agreed upon by both NYDIG and the Borrower, that the total outstanding loan principal balance would be approximately $9.2 million, in which a penalty fee was applied of approximately $1.0 million to the repossessed collateralized assets, and outstanding interest and penalty balance would be approximately $936 thousand as of December 31, 2023. As of March 31, 2024, the Company has an outstanding principal balance of approximately $9.2 million and an outstanding interest and penalty balance of approximately $1.2 million.

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

However, per ASC 360-10-50-3A, in addition to the disclosures in paragraph 360-10-50-3, if a long-lived asset (disposal group) includes an individually significant component of an entity that either has been disposed of or is classified as held for sale and does not qualify for presentation and disclosure as discontinued operation, a public business entity shall disclose the pretax profit or loss of the individually significant component of an entity for the period in which it is disposed of or is classified as held for sale and for all prior period that are presented in the statement where net income is reported in accordance with ASC 205-20-45-6 through 45-9. Since the evaluation related to prior quarter, the Company has included comparative pretax loss for Project Marie for the three months ended March 31, 2024 and March 31, 2023.

Set forth below are the results of Project Marie:

(Dollars in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Cryptocurrency mining revenue	$-	$769
Operation service revenue- intercompany	3	-
Data hosting revenue	-	276
Total revenue	3	1,045
Operating costs:
Cost of cryptocurrency mining revenue, exclusive of depreciation	-	801
Cost of revenue-depreciation	-	122
Data hosting costs	-	214
Operational service costs- intercompany	1	-
General and administrative (income) expense	(32)	286
Impairment on fixed assets	-	43
Operating profit (loss)	34	(421)
Interest expense	(361)	(377)
Gain on sale of fixed assets	-	12
Other income, net	7	-
Net loss before income taxes	$(320)	$(786)

For the three months ended March 31, 2024, the intercompany service revenue and costs are eliminated within consolidation. Project Marie received a $32 thousand refund for insurance expenses for the three months ended March 31, 2024 and incurs interest expense in relation to the NYDIG default.

15. VARIABLE INTEREST ENTITY

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

The carrying amount of the VIE’s assets and liabilities was as follows:

(Dollars in thousands)	March 31, 2024	December 31, 2023

Current assets:
Cash and restricted cash	$3,952	$2,275
Accounts receivable	1,319	1,246

Prepaids and other current assets	17	-
Due from- intercompany	235	235
Total current assets	5,523	3,756

Other assets- long term	2,172	2,172
Property, plant, and equipment	13,481	13,712
Total assets	$21,176	$19,640

Current liabilities:

Accounts payable	$258	$95
Accrued expense	516	677

Total current liabilities	774	772

Customer deposits- long term	1,300	1,190
Other long-term liabilities	224	224

Total liabilities	$2,298	$2,186

Effective, January 1, 2023, the Company’s ownership in DVSL was reduced from 67.8% to 14.6%; see above for details.

On May 9, 2023, the Company’s indirect subsidiary DVCC completed a strategic partnership and financing with a special purpose vehicle, Navitas West Texas Investments SPV, LLC, (“Navitas”) organized by Navitas Global, to complete the second phase of the Dorothy Project (“Dorothy 1B”). Under a Contribution Agreement among the parties, the Company owned a substantially complete 25MW data center under construction, in which the Company had contributed capital expenditures for the data center. Soluna and Navitas amended and restated the Initial LLCA (the “Existing LLCA”) to reflect Navitas’ contribution of $4,500,000 and its receipt of 4,500 Membership Interests, constituting 26.5% of the outstanding Membership Interests of the Company. On June 2, 2023, Soluna and Navitas amended and restated the Existing LLCA to (a) reflect (i) Navitas’s additional capital contribution of $7,596,970 and receipt of an additional 7,597 Membership Interests, for a total of 12,097 Membership Interests and 49% ownership of DVCC, and (ii) Soluna’s additional capital contribution of $1,340,000 and receipt of an additional 1,340 Membership Interests, for a total of 12,590 Membership Interests and 51% ownership of DVCC, and (b) describe the respective rights and obligations of the Members and the management of DVCC. As of March 31, 2024, Navitas owns 46.7% and Soluna owns 53.3% of DVCC.

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

Accordingly, the accounts of DVCC are consolidated in the accompanying financial statements.

The carrying amount of the VIE’s assets and liabilities was as follows for DVCC:

(Dollars in thousands)	March 31, 2024	December 31, 2023

Current assets:
Cash and restricted cash	$3,811	$2,575
Accounts receivable	271	254
Prepaids and other current assets	17	-
Assets held for sale	147	-
Related party receivable- intercompany	577	577
Total current assets	4,823	3,406

Other assets- long term	2,172	2,172
Property, plant, and equipment	20,864	22,188
Total assets	$27,859	$27,766

Current liabilities:
Accounts payable	$1,535	$138
Accrued expense	2,185	2,214
Due to intercompany	151	151
Related party payable- intercompany	1,108	1,108
Current portion of debt	1,072	1,681
Total current liabilities	6,051	5,292

Total liabilities	$6,051	$5,292

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

The Cryptocurrency Mining segment generates revenue from the cryptocurrency the Company earns through its mining activities, which is currently generated from Project Dorothy, and previously from Project Sophie and Marie. The Data Center Hosting segment generated revenue from contracts for the provision/consumption of electricity and operation of the data center from the Company’s high performance computing facilities previously at Project Marie and currently from Project Sophie and Project Dorothy.

For the three months ended March 31, 2024 and 2023, approximately 100% and 0% of the Company’s cryptocurrency mining revenue was generated from Project Dorothy 1A (data center located in Silverton, Texas), 0% and 28% from Project Marie, and 0% and 72% from Project Sophie (data center located in Murray, Kentucky), respectively. For three months ended March 31, 2024 and 2023, approximately 67% and 0% of the Company’s data center hosting revenue was generated from Project Dorothy 1B, 33% and 0% from Project Sophie, 0% and 96% from Project Marie, and 0% and 4% from Project Edith.

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

The following table details revenue and cost of revenues for the Company’s reportable segments for three months ended March 31, 2024 and 2023, and reconciles to net income (loss) on the consolidated statements of operations:

(Dollars in thousands)	For the Three Months Ended March 31,
	2024	2023
Reportable segment revenue:
Cryptocurrency mining revenue	$6,396	$2,796
Data hosting revenue	5,278	286
Demand response service revenue	875	-
Total segment and consolidated revenue	12,549	3,082
Reportable segment cost of revenue:
Cost of cryptocurrency mining revenue, exclusive of depreciation	1,841	2,251
Cost of data hosting revenue, exclusive of depreciation	2,251	272
Cost of revenue- depreciation	1,523	625
Total segment and consolidated cost of revenues	5,615	3,148
Reconciling items:
General and administrative expenses	6,397	6,737
Impairment on fixed assets	130	209
Interest expense	424	1,374
Loss (gain) on debt extinguishment and revaluation, net	3,097	(473)
Loss on sale of fixed assets	1	78
Other income, net	(23)	(12)
Income tax benefit	(548)	(547)
Net loss	(2,544)	(7,432)
(Less) Net income (loss) attributable to non-controlling interest	2,710	(370)
Net loss attributable to Soluna Holdings, Inc.	$(5,254)	$(7,062)

Capital expenditures	524	860
Depreciation and amortization	3,926	3,002

17. Subsequent Events

Appointment of John Tunison as Chief Financial Officer

The Company has appointed John Tunison to serve as the Chief Financial Officer (“CFO”) and Treasurer of the Company, effective April 8, 2024, with employment commencing on March 29, 2024. Mr. Tunison is an experienced finance professional, previously serving as CFO of Verdant Specialty Solutions from May 2023 to March 2024 and CFO of Trussway Manufacturing from March 2019 to December 2022.

Equity Award Agreements

On April 15, 2024, the Compensation Committee of the Board of Directors (the “Compensation Committee”) of Soluna Holdings, Inc., adopted forms of restricted stock award agreements (the “Stock Award Agreements”) that the Company may issue under the Company’s Soluna Holdings, Inc. Third Amended and Restated 2021 Stock Incentive Plan, as amended and in effect from time to time (the “2021 Plan”), and/or the Company’s Soluna Holdings, Inc. 2023 Stock Incentive Plan (the “2023 Plan” and together with the 2021 Plan, each a “Plan” and collectively the “Plans”). The Stock Award Agreements may be denominated in shares of the Company’s Common Stock (“Common Stock”) and/or, in the case of Stock Award Agreements issued under the 2021 Plan, shares of the Company’s 9.0% Series A Cumulative Perpetual Preferred Stock (“Preferred Stock”).

The Company, upon the approval of the Compensation Committee, may issue to a recipient a Master Restricted Stock Agreement (a “Master RSA”) under the 2021 Plan and/or the 2023 Plan. Each Master RSA will be denominated in shares of Common Stock and will be subject to one or more Stock Award Agreements pursuant to which the Company will issue shares of Common Stock in accordance with each Master RSA and the applicable Plan. Each Master RSA and accompanying Stock Award Agreement will be subject to the vesting schedules set forth therein, which may consist of time-based vesting or vesting upon a separation from the Company or a subsidiary thereof. Each Master RSA and accompanying Stock Award Agreement provides that if the recipient maintains a continuous business relationship through each vesting date, a portion of the shares subject to the Master RSA and accompanying Stock Award Agreement shall vest on the applicable vesting date. If the Company terminates the recipient’s business relationship with the Company, or any subsidiary thereof, for any reason, whether voluntary or involuntary, no additional shares subject to the Master RSA or any accompanying Stock Award Agreement shall vest after the termination date. The Compensation Committee shall have the discretion to determine each recipient’s business relationship status. For purposes of each Master RSA, a business relationship consists of service to the Company or its subsidiaries in the capacity of an employee, officer, director, consultant or advisor. If the Company consummates a change of control, all shares of Common Stock subject to the Master RSA and any accompanying Stock Award Agreement will automatically vest and become exercisable, subject to any limitations imposed by Sections 280G and 4999 of the Internal Revenue Code.

The Company, upon the approval of the Compensation Committee, may also issue to a recipient a Restricted Stock Award Agreement (a “General RSA”) under the 2021 Plan. Each General RSA may be denominated in shares of Common Stock and/or Preferred Stock. Each General RSA will be subject to the vesting schedule set forth therein, which may consist of time-based vesting or vesting upon a separation from the Company or a subsidiary thereof. Each General RSA will provide that if the recipient maintains a continuous business relationship through each vesting date, a portion of the shares subject to the Stock Award Agreement shall vest on the applicable vesting date. If the Company terminates the recipient’s business relationship with the Company, or any subsidiary thereof, for any reason, whether voluntary or involuntary, no additional shares subject to the Stock Award Agreement shall vest after the termination date. The Compensation Committee shall have the discretion to determine each recipient’s business relationship status. For purposes of each Stock Award Agreement, a business relationship consists of service to the Company or its subsidiaries in the capacity of an employee, officer, director, consultant or advisor. If the Company consummates a change of control, all or a portion of the shares subject to the General RSA may, at the discretion of the Compensation Committee, vest and become free of some or all restrictions, or otherwise realizable in full or in part, as the case may be, despite the fact that the foregoing actions may cause the application of Sections 280G and 4999 of the Internal Revenue Code. On April 15, 2024, the Company awarded 929,410 shares of Common Stock from their 2021 and 2023 Plans to certain employees and directors, and 1,867,300 shares of Preferred A Stock shares from their 2021 Plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Unless the context requires otherwise in these notes to the consolidated financial statements, the terms “SHI,” the “Company,” “we,” “us,” and “our” refer to Soluna Holdings, Inc. together with its consolidated subsidiaries, “SDI” refers to Soluna Digital, Inc. and previously “SCI” refers to Soluna Computing, Inc., formerly known as EcoChain, Inc.

The following discussion of our financial condition and results of operations should be read in conjunction with the Condensed Consolidated Financial Statements and the related notes thereto included in Item 1 of Part I of this Quarterly Report on Form 10-Q and the audited Consolidated Financial Statements and the related notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2023 contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2024.

In addition to historical information, the following discussion contains forward-looking statements, which involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements. Important factors that could cause actual results to differ include those set forth in Part I Item 1A-Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and elsewhere in this Quarterly Report on Form 10-Q. Readers should not place undue reliance on our forward-looking statements. These forward-looking statements speak only as of the date on which the statements were made and are not guarantees of future performance. Except as may be required by applicable law, we do not undertake or intend to update any forward-looking statements after the date of this Quarterly Report on Form 10-Q. Please see “Statement Concerning Forward-Looking Statements” below.

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

Our mission is to make renewable energy a global superpower using computing as a catalyst.

SHI through its subsidiaries operates across several business divisions:

●	Bitcoin Mining [current] – we collaborate with project-level financial partners to mine Bitcoin at our proprietary data centers.

●	Bitcoin Hosting [current] – we offer data hosting services at our proprietary data centers to prominent Bitcoin Mining companies.

●	Demand Response Services [current] – we utilize our data centers to deliver demand response services to grid operators.

●	AI Cloud Services [current] – we are utilizing our data centers to provide specialized AI Cloud and colocation services to companies seeking to train large language models, tune existing AI models, and deploy advanced AI-powered applications for the enterprise.

Operations and Project Pipeline

We currently operate 75 MW of facilities across two locations. We have another 216 MW of facilities in development or near shovel ready in the United States. In addition, we have a 2 GW long term pipeline of renewable-energy powered projects. A summary of our pipeline, current and anticipated operating locations are as follows (as of March 31, 2024):

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

Energize Project Dorothy

We transitioned our flagship data center Project Dorothy from construction to operations. ERCOT approved the energizing of the first 50 MW of our new data center on April 20, 2023. We completed the construction and ramping of the facility starting in the spring of fiscal year 2023, and completed the full ramp by the end of October 2023. The data center is co-located with Briscoe Wind Farm (“Briscoe”), a 150 MW wind power generation facility in Silverton, Texas. The project is comprised of two elements, Project Dorothy 1A (“D1A”), and Project Dorothy 1B (“D1B”), each 25 MW facilities.

D1A is focused on Bitcoin Hosting. On April 26, 2023 we signed a 5 MW 2-year hosting deal with Compass Mining at D1A. On April 24, 2023 we signed a 20 MW 2-year hosting agreement with another strategic hosting partner at Dorothy 1A. In the summer of 2023, we completed the construction of D1A and the installation of approximately 7,700 Bitcoin miners between the two customers, resulting in an installed hashrate of approximately 950 PH/s. From May 2023 through December 31, 2023, D1A has consumed over 11,900 MWh of Curtailed Energy from the co-located power plant and achieved a power usage effectiveness (“PUE”) of 1.03. For the three months ended March 31, 2024, D1A has consumed over 15,100 MWh of Curtailed Energy from the co-located power plant and has achieved a PUE of 1.03.

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

D1B is focused on Bitcoin Mining through a strategic partnership with Navitas Global (“Navitas”). On May 9, 2023, we consummated a project-level financing with Navitas, which included a $2 million loan to D1B to complete the construction and a $12.1 million equity investment in the project. After consummating the financing, Navitas owned 49% of D1B and Soluna owned 51%. As of March 31, 2024, Navitas owns 46.7% of D1B, and Soluna owns 53.3%. In June 2023, D1B purchased 8,378 Bitmain Antminer S19s, S19j Pro and S19j Pro+ machines for the partnership. The purchase resulted in an estimated 868 PH/s of hashrate with an average efficiency of 29.9 J/TH and at a cost of $10.59 $/TH. As of December 31, 2023, over 7,900 of the miners had been deployed. D1B was fully energized and began ramping in late October 2023. D1B now has an installed hashrate of 817 PH/s. From July 2023 through December 31, 2023, D1B has consumed over 10,600 MWh of Curtailed Energy from the co-located power plant and achieved a power usage effectiveness (“PUE”) of 1.03. For the three months ended March 31, 2024, D1B has consumed over 15,400 MWh of Curtailed Energy from the co-located power plant and achieved a PUE of 1.03.

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

The Company owns 100% of the facility and completed its construction in 2021. In the second quarter of fiscal year 2023, we shifted Project Sophie to Data Hosting, signing contracts with leading Bitcoin miners. We sold older, less efficient Bitcoin mining equipment and used the cash to make operational improvements to the site and to fund corporate operations. Throughout 2023, Sophie progressively secured new more profitable hosting contracts. We have deployed over 8,000 mining machines for hosting in 2023 and 2024 at the site. The Data Hosting agreements are a combination of a fixed services fee and a profit share component. The cost of power is passed through to customers. Customers at the site now include leading public Bitcoin Miners such as Bit Digital, Compass Mining, and other leading sustainability focused customers.

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

Expand Flagship, Dorothy 2

In 2023, we began the planning process for building out the second 50 MW phase of Project Dorothy – Dorothy 2. We completed the design, established new procurement partners, and submitted an updated approval to ERCOT.

Grow Pipeline

We signed a term sheet for a new 166 MW data center called Kati that will be integrated with a 300 MW wind farm that has surplus energy due to increasing curtailment by the grid. We worked throughout 2023 to advance the project through grid operator’s, ERCOT planning process.

Convertible Noteholders

In 2023, the Company negotiated three amendments to the October Convertible Notes. On February 28, 2024, a fourth amendment was executed. These amendments were focused on extending the maturity date of the notes, lowering the conversion price of the notes, adding features to the notes to allow early payoff with predetermined cost, and the repricing of certain warrants to assist the company in raising capital for operations.

2024

Grow Pipeline

We aim to double our assets under management to 150 MW by the end of fiscal year 2024, focusing on constructing and energizing 48 MW of Project Dorothy 2, and breaking ground on Project Kati.

Finance Opportunities

We plan to raise funds to support our growth initiatives, particularly in our AI business, which we believe is a great fit for our renewable computing data center model.

Optimize

Our objective is to achieve operational excellence across all data centers, targeting a budgeted EBITDA and maintaining high customer satisfaction.

Launch AI

We have 2 MW of our Project Dorothy 2 site slated for our Helix Pilot, focused on next generation data centers for AI. We will partner with industry leaders to bring this online and create a repeatable blueprint for our new AI business.

Recent Developments and Trends

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

Bitcoin Halving

In April 2024, Bitcoin underwent its fourth halving event, occurring approximately every four years or after every 210,000 blocks are mined. During a halving, miners’ rewards for validating transactions and creating new blocks on the Bitcoin blockchain are cut in half, reducing the rate of new Bitcoin generation. This event typically triggers anticipation and speculation within the Bitcoin community and among investors, leading to increased market activity. Price volatility tends to rise before and after a halving as the market reacts to perceived supply scarcity. Mining profitability decreases post-halving, potentially prompting some miners to shut down operations. This often sparks consolidations in the space reducing the number of mining companies. However, the network automatically adjusts mining difficulty to ensure consistent block production. The halving also causes a supply shock, reducing Bitcoin’s inflation rate and potentially driving long-term price appreciation, although past performance does not guarantee future outcomes. The 2024 halving will be the first to happen during a high interest rate environment, and in the presence of strong institutional demand for Bitcoin driven by ETFs. Reduction in block-reward will represent a short-term reduction in revenue. But, the supply-shock effect and the growth of ETF may lessen the volatility. A projected rise in Bitcoin price after the halving would increase revenues and increase demand for our low-cost data centers.

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

Consolidated Results of Operations

Consolidated Results of Operations for the Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023.

The following table summarizes changes in the various components of our net loss during the three months ended March 31, 2024 compared to the three months ended March 31, 2023.

(Dollars in thousands)	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	$ Change	% Change
Cryptocurrency mining revenue	$6,396	2,796	3,600	129%
Data hosting revenue	5,278	286	4,992	1,745%
Demand response service revenue	875	-	875	100%
Operating costs and expenses:
Cost of cryptocurrency mining revenue, exclusive of depreciation	1,841	2,251	(410)	(18)%
Cost of data hosting revenue, exclusive of depreciation	2,251	272	1,979	728%
Costs of revenue- depreciation	1,523	625	898	144%
General and administrative expenses, exclusive of depreciation and amortization	3,994	4,360	(366)	(8)%
Depreciation and amortization associated with general and administrative expenses	2,403	2,377	26	1%
Impairment on fixed assets	130	209	(79)	(38)%
Operating income (loss)	407	(7,012)	7,419	(106)%
Other income, net	23	12	11	92%
Interest expense	(424)	(1,374)	950	(69)%
Loss on sale of fixed assets	(1)	(78)	77	(99)%
(Loss) gain on debt extinguishment and revaluation, net	(3,097)	473	(3,570)	(755)%
Loss before income taxes	(3,092)	(7,979)	4,887	(61)%
Income tax benefit	548	547	1	-%
Net loss	(2,544)	(7,432)	4,888	(66)%
Net income (loss) attributable to non-controlling interest	2,710	(370)	(3,080)	(832)%
Net loss attributable to Soluna Holdings, Inc.	$(5,254)	(7,062)	1,808	(26)%

The following table summarizes the balances for the Project sites for cryptocurrency mining revenue, data hosting revenue, cost of cryptocurrency mining revenue, exclusive of depreciation, cost of data hosting revenue, exclusive of depreciation, and cost of depreciation during the three months ended March 31, 2024:

(Dollars in thousands)	Project Dorothy 1B	Project Dorothy 1A	Project Sophie	Project Marie	Other	Total

Cryptocurrency mining revenue	$6,396	$-	$-	$-	$-	$6,396
Data hosting revenue	-	3,542	1,736	-	-	5,278
Demand response services	-	-	-	-	875	875
Total revenue	$6,396	$3,542	$1,736	$-	$-	$12,549

Cost of cryptocurrency mining, exclusive of depreciation	$1,841	$-	-	-	-	1,841
Cost of data hosting revenue, exclusive of depreciation	-	1,737	514	-	-	2,251
Cost of revenue- depreciation	1,084	284	150	-	5	1,523
Total cost of revenue	$2,925	$2,021	$664	$-	$5	$5,615

The following table summarizes the balances for the Project sites for cryptocurrency mining revenue, data hosting revenue, cost of cryptocurrency mining revenue, exclusive of depreciation, cost of data hosting revenue, exclusive of depreciation, and cost of depreciation during the three months ended March 31, 2023:

(Dollars in thousands)	Project Dorothy 1B	Project Dorothy 1A	Project Sophie	Project Marie	Other		Total

Cryptocurrency mining revenue	$-	$-	$2,027	$769	$		$2,796
Data hosting revenue	-	-	-	276		10	286
Demand response services	-	-	-	-		-	-
Total revenue	$-	$-	$2,027	$1,045		$10	$3,082

Cost of cryptocurrency mining, exclusive of depreciation	$61	$-	1,389	801		-	2,251
Cost of data hosting revenue, exclusive of depreciation	-	58	-	214		-	272
Cost of revenue- depreciation	-	-	503	122		-	625
Total cost of revenue	$61	$58	$1,892	$1,137		$-	$3,148

Cryptocurrency Mining Revenue: Cryptocurrency revenue consists of revenue recognized from Soluna’s cryptocurrency mining operations. Cryptocurrency revenue was approximately $6.4 million for the three months ended March 31, 2024 compared to $2.8 million for the three months ended March 31, 2023. We noted the significant increase of approximately $3.6 million related to the average price of Bitcoin increasing by 134% from the first three months of March 2023 compared to the same period in 2024. We also noted that the dollar Petahash per day between the two periods is 26.6% higher for the three months ended March 31, 2024 compared to same period in 2023. For the three months ended March 31, 2024, all cryptocurrency mining revenue related to Project Dorothy 1B, which began energization in the fourth quarter of 2023, and has been running at a full 25 MWs. Operations were stopped for Project Marie in February 2023 with the CCMA termination and NYDIG repossession of collateralized assets, and Project Sophie switched to Data Hosting beginning in the second quarter of fiscal year 2023, as such no revenue was recognized for either Project Marie or Sophie for the three months ended March 31, 2024. The Company also noted for the three months ended March 31, 2023, that Project Marie shut down when only 8 MW was running for Proprietary Mining and Project Sophie was beginning to struggle and not being able to maintain running at 25 MW, therefore we started our transition to a hosting model.

Data Hosting Revenue: The Company’s cryptocurrency hosting services provide energized space and operating services to third-party mining companies who locate their mining hardware at one of our mining locations. Services include fees for hosting the miners which could be fixed fees or profit sharing, as well as potential additional fees for services provided such as installation charges or other services fees. Data hosting revenue was approximately $5.3 million for the three months ended March 31, 2024 compared to $286 thousand for the three months ended March 31, 2023. The significant increase was primarily related to energization and the deployment of hosting customers at Project Dorothy 1A in the second quarter of 2023 creating approximately $3.5 million in data hosting revenue. In addition, Project Sophie switched their business model from proprietary mining to data hosting in the second quarter of 2023, which created an additional increase of approximately $1.7 million. As such, the Company was performing hosting services utilizing approximately 50 MW between Project Dorothy 1A and Project Sophie. Offsetting the increase was the decommission of Project Marie operations in February 2023 causing a decline of approximately $276 thousand quarter over quarter. For the three months ended March 31, 2023, Project Marie was hosting at approximately 10 MW.

Demand Response Service: In November 2023, we completed our registration of Project Dorothy for one of ERCOT’s demand response programs, in which we began services in December 2023. On a monthly basis we stand ready to deliver a set amount of committed capacity per month when and if called upon by ERCOT. No such services were performed for the three months ended March 31, 2023.

Cost of Cryptocurrency Revenue, exclusive of depreciation: Cost of cryptocurrency mining revenue includes direct utility costs, site overhead expenses, and overhead costs that relate to the operations of our cryptocurrency mining facilities in Kentucky and Texas. Going forward, cost of cryptocurrency revenue will include any additional cryptocurrency mining facilities that are part of the Company’s future pipeline.

Cost of cryptocurrency revenue, exclusive of depreciation costs was approximately $1.8 million and $2.3 million for the three months ended March 31, 2024 and 2023, respectively, approximately a $410 thousand decrease. The decline in costs related to the Company operating only one facility for the three months ended March 31, 2024, compared to two facilities for the three months ended March 31, 2023. Also, the electricity costs at Project Dorothy 1B are comparatively cheaper than the costs were at Project Sophie and Marie.

Cost of Data Hosting Revenue, exclusive of depreciation: Cost of data hosting revenue includes utility charges, site overhead expenses, and other charges.

Cost of data hosting revenue was approximately $2.3 million for the three months ended March 31, 2024 compared to $272 thousand for the same period in 2023. This increase was due to Project Dorothy 1A which began operations and hosting services in May 2023, creating costs of approximately $1.7 million for the three months ended March 31, 2024. Also, the Company began data hosting operations at Project Sophie in mid-April 2023, which created an increase in costs of approximately $514 thousand. The increase was offset as a direct result by Project Marie’s operations ceasing in February 2023, where the main hosting contract was also simultaneously terminated, creating a decline in costs of approximately $214 thousand.

Cost of revenue- depreciation: Depreciation costs associated with cryptocurrency and data hosting revenue was approximately $1.5 million for the three months ended March 31, 2024 compared to approximately $625 thousand for the three months ended March 31, 2023. The increase related to the capital additions to fixed assets between the second quarter of fiscal year 2023 through the first quarter of 2024, totaling approximately $12.4 million. As the Company has begun to invest more in capital expenditures, we expect to see depreciation costs to significantly increase over the next several quarters.

General and Administrative Expenses: General and administrative expenses include cash and non-cash compensation, benefits and related costs in support of our general corporate operations, including general management, finance and accounting, human resources, marketing, information technology, corporate development, and legal services.

General and administrative expenses decreased approximately $366 thousand or 8% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. Total general and administrative expenses were approximately $4.0 million, including approximately $656 thousand of stock compensation expense for the three months ended March 31, 2024, compared to approximately $4.4 million, including $847 thousand of stock compensation for the three months ended March 31, 2023, a. This decrease was mainly related to legal, stock compensation expenses, and investor relations offset with increases in wage and employee recruitment expenses.

Legal fees were reduced by approximately $469 thousand for the three months ended March 31, 2024 compared to the three months ended March 31, 2023. The decrease was mainly attributable to Project Dorothy 1A and 1B with Spring Lane and Navitas, in which legal fees associated with those projects were approximately $480 thousand for the three months ended March 31, 2023, compared to $50 thousand for the three months ended March 31, 2024.

Stock based compensation expense decreased by approximately $166 thousand for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, due to an acceleration of the Company’s grants and awards that occurred in May of 2023, as such, the outstanding grants and awards were higher in the previous year for the three months ended March 31, 2023, compared to the three months ended March 31, 2024.

Investor relations decreased by $92 thousand for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 due to expenses associated with higher reach out efforts, in addition to the Special Meeting held in March 2023, in which no Special Shareholder meeting was being held for the three months ended March 31, 2024.

The Company had an increase of approximately $374 thousand in wage related expense for the three months ended March 31, 2024 compared to three months ended March 31, 2023 due to anticipation of hitting performance based targets. The Company incurred approximately $90 thousand in recruitment expenses for the three months ended March 31, 2024 whereas there were no recruitment expenses for the three months ended March 31, 2023, related to the hiring additional key employees for 2024.

Depreciation and Amortization associated with general and administrative expenses: Depreciation and amortization expense was comparable for the three months ended March 31, 2024 and the three months ended March 31, 2023 in which the balances totaled approximately $2.4 million, respectively. The balances mainly related to amortization expense related to the strategic pipeline contract that was acquired in October 2021.

Impairment on Fixed Assets: During the three months ended March 31, 2024, the Company had impairment charges of approximately $130 thousand related to the sale S19 miners that occurred in April 2024, in which the Company wrote down the net book value of the miners to the subsequent sales price. During the three months ended March 31, 2023 the Company had impairment charges of approximately $209 thousand in which related to impairment of approximately $166 power supply units (PSUs) at their Sophie location and $43 thousand for M31 miners in which were subsequently sold in April 2023, in which the Company wrote down the net book value to subsequent sale price.

Interest expense: Interest expense for the three months ended March 31, 2024 was approximately $424 thousand related to approximately $361 thousand to the NYDIG loan and approximately $63 thousand to the Navitas loan. Comparatively, interest expense for the three months ended March 31, 2023 was approximately $1.4 million and related to default and continuing interest expense relating to the NYDIG loan of approximately $377 thousand, interest and other charges of approximately $220 thousand for the promissory notes issued in January and February of 2023, and interest on amortization of warrants for the convertible debt of approximately $360 thousand, as well as default interest charged through March 10, 2023 for the convertible holders of approximately $420 thousand.

Loss (Gain) on Debt Extinguishment and Revaluation: For the three months ended March 31, 2024, the Company incurred a $3.1 million loss on debt extinguishment and revaluation. On February 28, 2024, the Company entered into the Fourth Amendment with the Noteholders and lowered the conversion price and issued new warrants and repriced additional warrants with certain exercise features. The issuance and reprice of warrants created a loss of extinguishment of debt of approximately $5.8 million, in which was offset by a gain on debt revaluation of the convertible debt of approximately $1.3 million as of February 28, 2024 (date of Fourth Amendment) and March 31, 2024 due to several factors including assumptions on conversions and payouts, annual volatility and stock price conditions on the dates of valuations. In addition, there was a revaluation of the warrant liability, in which created a gain on revaluation of approximately $1.5 million. The Company did a fair value assessment of the Notes as of March 31, 2023, in which a gain of $473 thousand was recognized for the three months ended March 31, 2023. See Note 8 for further details.

Loss on Sale of Fixed Assets: The Company incurred an immaterial loss on sale of assets of approximately $1 thousand for in which they received proceeds of approximately $78 thousand compared to the net book value of the assets of approximately $79 thousand at the time of sale. The Company incurred a $78 thousand loss for the three months ended March 31, 2023 in connection with mainly the sale of their M20 and M21 miners in which contributed to a loss on sale of equipment of approximately $82 thousand in which they received proceeds of $213 thousand for their M20 and M21 miners, in which had a net book value of $295 thousand prior to the sale. There were additional proceeds of $36 thousand from sale on equipment in March 2023, in which resulted in a gain of approximately $3 thousand of scrap and other equipment.

Income Tax Benefit: Income tax benefit for the three months ended March 31, 2024 and March 31, 2023 was $548 thousand and $547 thousand. The balance mainly related to deferred tax amortization impact of acquiring an asset in a transaction that is not a business combination when the amount paid exceeds the tax basis on the acquisition date. As such, the Company is required to adjust the value of the strategic contract pipeline by approximately $10.9 million at inception date (October 29, 2021), in which was recorded as a deferred tax liability and this amount will be amortized over the life of the asset. For the three months ended March 31, 2024 and March 31, 2023, the Company amortized $547 thousand. There was an additional state income tax benefit of approximately $1 thousand for the three months ended March 31, 2024.

Net income / (loss) attributable to non-controlling interest: Net income attributable to non-controlling interest for the three months ended March 31, 2024 was $2.7 million compared to a net loss of approximately $370 thousand for the three months ended March 31, 2023. This amount relates to Spring Lane’s 85% noncontrolling interest of the net profit in Soluna DVSL and Navitas 46.7% through 49% noncontrolling interest of the net profit in Soluna DV ComputeCo for the three months ended March 31, 2024, compared to the Spring Lane’s 32.2% noncontrolling interest of Net loss in Soluna DVSL for the three months ended March 31, 2023. Note, there was no noncontrolling interest of DV ComputeCo for the three months ended March 31, 2023. The change in non-controlling interest relates to continued profitability at Dorothy 1A and Dorothy 1B, creating a total net profit which started to grow in the third quarter of fiscal year 2023. There was no minority interest for Dorothy 1B (DV ComputeCo), until the 2nd quarter of 2023, when Navitas obtained interest in DV ComputeCo. Dorothy 1A had a net profit of approximately $1.4 million for three months ended March 31, 2024, creating a non-controlling interest profit of approximately $1.2 million, compared to a $433 thousand net loss for the three months ended March 31, 2023, creating a non-controlling interest loss of $370 thousand. In addition, the increase also related to Dorothy 1B, which had a zero balance for the three months ended March 31, 2023 for non-controlling interest to a non-controlling interest profit of $1.5 million for the three months ended March 31, 2024. As the Company was generating revenue from energization at Project Dorothy, the Company began to see a shift from a net loss to profit within non-controlling interest.

Non-GAAP Measures

In addition to financial measures calculated in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”), we also use “Adjusted EBITDA.” Adjusted EBITDA is a non-GAAP financial measure defined as net income (loss) from interest, taxes, depreciation and amortization (“EBITDA”) adjusted to eliminate the effects of certain non-cash, non-recurring items, that we believe do not reflect our ongoing strategic business operations. Management believes that Adjusted EBITDA results in a performance measurement that represents a key indicator of the Company’s business operations of cryptocurrency mining and hosting customers engaged in cryptocurrency mining.

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

Reconciliations of Adjusted EBITDA to net loss, the most comparable GAAP financial metric, for historical periods are presented in the table below:

(Dollars in thousands)	March 31, 2024	March 31, 2023

Net loss	$(2,544)	$(7,432)
Interest expense, net	424	1,374
Income tax benefit	(548)	(547)
Depreciation and amortization	3,926	3,002
EBITDA	1,258	(3,603)
Adjustments- Non-cash items

Stock-based compensation costs	661	879
Impairment on fixed assets	130	209
Loss on sale of fixed assets	1	78
Loss (gain) on debt revaluation and extinguishment, net	3,097	(473)
Adjusted EBITDA	$5,147	$(2,910)

Stock based compensation costs represented $468 thousand non-cash restricted stock units and $193 thousand non-cash stock options for the three months ended March 31, 2024 to members of our Board of Directors and certain Company employees compared to $687 thousand non-cash restricted stock units and $192 thousand non-cash stock options for the three months ended March 31, 2023 to members of our Board of Directors and certain Company employees .

The following table represents the Adjusted EBITDA activity between each three-month period from January 1, 2023 through March 31, 2024.

(Dollars in thousands)	Three months ended March 31, 2023	Three months ended June 30, 2023	Three months ended September 30, 2023	Three months ended December 31, 2023	Three months ended March 31, 2024

Net loss	$(7,432)	$(9,257)	$(6,016)	$(4,998)	$(2,544)
Interest expense, net	1,374	486	495	393	424
Income tax (benefit) expense	(547)	(547)	569	(542)	(548)
Depreciation and amortization	3,002	2,918	3,579	3,877	3,926
EBITDA	(3,603)	(6,400)	(1,373)	(1,270)	1,258

Adjustments: Non-cash items

Stock-based compensation costs	879	2,232	595	606	661
Loss (gain) on sale of fixed assets	78	(48)	373	(5)	1
Impairment on fixed assets	209	169	41	156	130
Loss (gain) on debt extinguishment and revaluation, net	(473)	2,054	769	1,554	3,097
Adjusted EBITDA	$(2,910)	$(1,993)	$405	$1,041	$5,147

Liquidity and Capital Resources

Several key indicators of our liquidity are summarized in the following table:

	Three Months Ended or as of	Three Months Ended or as of	Year Ended or as of
(Dollars in thousands)	March 31, 2024	March 31, 2023	December 31, 2023
Cash	$8,438	$4,553	$6,368
Restricted cash	2,956	493	3,999
Working capital (deficit)	(15,502)	(17,218)	(13,891)
Net loss	(2,544)	(7,432)	(27,703)
Net cash provided by (used in) operating activities	3,850	(3,053)	(2,987)
Purchase of property, plant and equipment	(524)	(860)	(12,705)

The Company had a consolidated accumulated deficit of approximately $256.2 million as March 31, 2024. As of March 31, 2024, the Company had negative working capital of approximately $15.5 million, $7.7 million outstanding principal in notes payable that may be converted to common stock, a subsidiary of the Company that defaulted on equipment financing and has a current outstanding loan of $9.2 million, and a 2-year $2.05 million principal loan commitment to Navitas, in which as of March 31, 2024 has an outstanding principal balance of approximately $1.1 million. The Company had outstanding commitments as of March 31, 2024, related to SDI of 3.4 million in capital expenditures, in which 95% relate to Project Dorothy 2, and approximately $8.4 million of cash available to fund its operations.

Based on business developments, including changes in production levels, staffing requirements, and network infrastructure improvements, we will require additional capital equipment in the foreseeable future. The Company is focused on developing and monetizing green, zero-carbon computing and cryptocurrency mining facilities, as well as facilities capable of hosting customers engaged in cryptocurrency mining, and data centers to provide specialized AI Cloud and colocation services.

We plan to continue funding operations from our current cash position and our projected 2024 cash flows pursuant to management’s plans. If necessary, we may also seek to supplement our resources by increasing credit facilities to fund operational working capital and capital expenditure requirements. We expect to fund growth, including additional development and build-outs of data centers and its AI initiative through project-level capital raising and equity sale activities, to the extent that we can successfully raise capital through sales of additional debt or equity securities, as well as a variety of project specific funding options. Any additional financing, if required, may not be available to us on acceptable terms or not at all.

As shown in the accompanying financial statements, the Company did not generate sufficient revenue to generate net income and has negative working capital as of March 31, 2024. These factors, among others, indicate that there is substantial doubt about the Company’s ability to continue as a going concern within one year after issuance of the condensed financial statements as of March 31, 2024, or May 15, 2024.

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

Operating Activities

Net cash provided by operations was approximately $3.9 million during the three months ended March 31, 2024. The Company had a net loss for the three months ended March 31, 2024 of approximately $2.5 million. Non-cash items included approximately $1.6 million of depreciation expense, and $2.4 million of amortization expenses, $661 thousand of stock compensation expenses, $3.1 million of loss on debt extinguishment and revaluation, and $130 thousand of impairment of fixed assets. These non-cash items were offset with a deferred tax benefit of $548 thousand. The change in asset and liabilities of $942 thousand related to increase in accounts receivable of $1.5 million attributable for demand service revenue and data hosting customer receivables significantly increasing, offset with increases in accrued expenses and accounts payable of $929 thousand. The other changes in assets and liabilities were not material.

Net cash used in operations was approximately $3.1 million during the three months ended March 31, 2023. The Company had a net loss for the three months ended March 31, 2023 of $7.4 million. Non-cash items included $632 thousand of depreciation expense and $2.4 million of amortization expenses, as well as amortization on discount on notes payable of approximately $500 thousand, $879 thousand of stock compensation expenses, and $209 thousand of impairment of fixed assets. These non-cash items were offset with a deferred tax benefit of $547 thousand and revaluation gain on debt of $473 thousand. The change in asset and liabilities of $675 thousand related to increase in accounts payable of $1.4 million in which Spring Lane made noncash contributions to pay off approximately $1.1 million that was outstanding as of December 31, 2022, offset by increases in other long term liabilities related to electricity deposits to Western Kentucky and Washington state, and a decrease in deferred revenue of $453 thousand in which the balance had been written off as of March 31,2023. The other changes in assets and liabilities were not material.

Investing Activities

Net cash used in investing activities during the three months ended March 31, 2024 was approximately $827 thousand consisting mainly of capital expenditures of $524 thousand and increase in deposits on equipment of $343 thousand. Net cash used in investing activities during the three months ended March 31, 2023 was approximately $435 thousand consisting mainly of capital expenditures of $860 thousand less cash proceeds from sale of equipment and $200 thousand net change in deposits on equipment.

Financing Activities

Net cash used in financing activities was approximately $2.0 million consisting mainly of $1.7 million of cash distributions to non-controlling interest members, $616 thousand in principal payments of the Navitas loan, offset with $300 thousand of warrant exercises. Net cash provided by financing activities was approximately $6.7 million during the three months ended March 31, 2023, which consisted of cash contributions for non-controlling interest of approximately $6.0 million. The Company also received net proceeds from debt issuances of $900 thousand less costs of $215 thousand.

Debt

On September 15, 2021, the Company entered into a $1.0 million unsecured line of credit with KeyBank National Association (“KeyBank”), that will, among other things, allow the Company to request loans and to use the proceeds of such loans for working capital and other general corporate purposes (the “KeyBank facility”). The line of credit bears interest at a rate of Prime + 0.75% per annum. Accrued interest is due monthly and principal is due in full following KeyBank’s demand. As of January 1, 2022, the entire line of credit of $1.0 million was drawn and outstanding. As of December 31, 2023, the entire original $1.0 million outstanding balance has been paid down, and the Company did not have an outstanding balance as of December 31, 2023 and March 31, 2024. The Company does not plan to draw down on the line of credit in the foreseeable future. In addition, future drawdowns may require pre-approval by KeyBank.

On October 25, 2021, the Company issued to certain institutional investors secured convertible notes in the aggregate principal amount of approximately $16.3 million for an aggregate purchase price of $15.0 million. The notes are convertible, subject to certain conditions, at any time at the option of the investors, into an aggregate of 71,043 shares of the Company’s common stock. On May 11, 2023, the Company entered into the Second Amendment with the Noteholders in which increased the principal outstanding balance to approximately $13.3 million and extending the maturity date to July 2024. On November 20, 2023 the Company and the Noteholders entered into a Third Amendment Agreement to amend the Notes, the October SPA and related agreements to facilitate future financings by the Company that may include funds for prepayment of the Notes by permitting the Company to force conversion of up to $1.5 million of the Notes under certain circumstances and reduce the prepayment penalty in return for reducing the conversion price of the $4.7 million of the Notes to $3.78 and reducing the exercise price of 150 thousand of the Warrants to $0.01.The Noteholders have converted approximately $4.6 million between May 11, 2023 to December 31, 2023, reducing the principal balance to approximately $8.7 million as of December 31, 2023. On February 28, 2024, the Company and the Noteholders have entered into a Fourth Amendment which allowed all the outstanding debt to be converted at a rate of $3.78. The Noteholders converted approximately $1.0 million between January 1, 2024 through March 31, 2024, reducing the outstanding principal balance to approximately $7.7 million as of March 31, 2024.

On January 14, 2022, the Company effected an initial drawdown under the Master Equipment Finance Agreement with NYDIG in the aggregate principal amount of approximately $4.6 million that bore interest at 14%. On January 26, 2022, the Company had a subsequent drawdown of $9.6 million. On December 20, 2022, Soluna MC Borrowing 2021-1 LLC (“Borrower”) received a Notice of Acceleration and Repossession (the “NYDIG Notice”) from NYDIG with respect to the Master Agreement, by and between Borrower and NYDIG. The obligations of Borrower under the Master Agreement and reflected in the NYDIG Notice are ring-fenced to Borrower and its direct parent company, Soluna MC LLC. The Company is not a party to any guaranty, collateral agreement or other support agreement with or for the benefit of NYDIG. As such, the principal balance of $10.5 million as of December 31, 2022 became due immediately and the Borrower shall bear interest, at a rate per annum equal to 2.0% plus the rate per annum otherwise applicable to such obligations set forth in the Master Agreement. On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, and repossessed the collateralized assets that totaled approximately $3.4 million, in which approximately $560 thousand was first used to pay off accrued interest and penalty to date. On September 5, 2023, NYDIG provided a letter finalizing the accounting for the repossessed collateralized assets totaling proceeds of approximately $3.4 million. This included legal and other expenses associated with the sale of the assets net a modest gain on the estimated net book value of the assets totaling $251 thousand that was expensed as a loss on disposition of assets for the year ended December 31, 2023. On December 7, 2023, NYDIG filed its Motion for Summary Judgment seeking entry of a judgment against Soluna in the approximate amount of $10.3 million for principal and interest and penalties. On January 12, 2024, Soluna filed its objection to NYDIG’s motion for summary judgment on the grounds that NYDIG failed to explain what collateral of which loan was sold and how the sale proceeds were allocated to each loan. A summary judgment motion was performed on February 13, 2024, and was agreed upon by both NYDIG and the Borrower, that the total outstanding loan principal balance would be approximately $9.2 million, in which a penalty fee was applied of approximately $1.0 million to the repossessed collateralized assets, and outstanding interest and penalty balance would be approximately $936 thousand as of December 31, 2023. As of March 31, 2024, the Company still has an outstanding loan principal of approximately $9.2 million and outstanding interest and penalty balance of approximately $1.3 million.

On May 9, 2023, Soluna DV ComputeCo, LLC and Navitas West Texas Investments SPV, LLC entered into a 2-year Loan Agreement for $2,050,000. The unpaid principal balance of the Term Loan shall bear interest at per annum rate equal to 15%. As of March 31, 2024, the Company has an outstanding principal balance of approximately $1.1 million.

Critical Accounting Policies and Significant Judgments and Estimates

The above discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. Note 2, Accounting Policies, to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2023 includes a summary of our most significant accounting policies. There have been no material changes to the critical accounting policies previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023. The preparation of these condensed consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, expenses, and related disclosure of assets and liabilities. On an ongoing basis, we evaluate our estimates and judgments, including those related to revenue recognition, income taxes, fair value measurements, and stock-based compensation. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Periodically, our management reviews our critical accounting estimates with the Audit Committee of our Board of Directors.

Statement Concerning Forward-Looking Statements

This Quarterly Report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. Any statements contained in this Form 10-Q that are not statements of historical fact may be forward-looking statements. When we use the words “anticipate,” “estimate,” “plans,” “projects,” “continuing,” “ongoing,” “expects,” “management believes,” “we believe,” “we intend,” “should,” “could,” “may,” “will” and similar words or phrases, we are identifying forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding:

●	the availability of financing opportunities, risks associated with economic conditions, dependence on management and conflicts of interest;

●	the ability to service debt obligations and maintain flexibility in respect of debt covenants;

●	economic dependence on regulated terms of service and electricity rates;

●	the speculative and competitive nature of the technology sector;

●	ability of the Company to attract and retain hosted customers for its hosting operations;

●	ability of the Company to successfully implement its business expansion strategy into cloud service for artificial intelligence;

●	dependency in continued growth in blockchain and cryptocurrency usage;

●	lawsuits and other legal proceedings and challenges;

●	conflict of interests with directors and management;

●	government regulations;

●	The ability of the Company to construct and complete the anticipated expansion of our data centers; and

●	other factors beyond the Company’s control;

●	other factors discussed under the heading “Risk Factors” in this report and in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Factors Expected to Affect Our Future Results

Revenue Sources:

Our revenue streams consist of several components:

1. Hosting Revenues: We provide electrical power and network connectivity to cryptocurrency mining customers, who pay a specified amount and rate for these services. In the first quarter of 2024, we have engaged in a co-location agreement with a GPU startup delivering specialized GPU services for AI computing.

2. Block Rewards in Bitcoin: These are fixed rewards programmed into the Bitcoin software and awarded to miners for solving cryptographic problems and creating new blocks on the blockchain.

3. Participation in Demand Response Programs: We also generate revenue by participating in demand response programs.

Market Price of Bitcoin

Changes in the market value of Bitcoin directly impact our revenues. For example, in 2021 and 2022, the average Bitcoin price was $47,432 and $28,298, respectively. By December 31, 2023, the price of Bitcoin had reached a high of $44,146. For the three months ended March 31, 2024, the price of Bitcoin had reached a high of $73,083, and the average price of Bitcoin for the three months ended March 31, 2024 was $53,578.

Halving

Halving events occur periodically in the Bitcoin network, reducing block rewards. The reduction is designed to occur irrespective of ongoing demand. While halving can impact our revenues negatively by reducing the rewards for mining, it will continue until the total Bitcoin rewards issued reach approximately 21 million, expected around 2140. As of March 31, 2024, the block rewards were fixed at 6.25 Bitcoin per block, and on April 19, 2024 Bitcoin halved again to 3.125.

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

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. We recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and we necessarily apply our judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our management concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of March 31, 2024, due to the following material weakness:

●	During the quarter ended March 31, 2024 the Company incurred a debt amendment. The Company performed accounting analysis to record this transaction. However, due to its complexity, an additional material adjustment related to the classification of warrants was identified, recorded and reported in the condensed consolidated financial statements later during the quarterly review.

Notwithstanding the existence of this material weakness, management has concluded that the Company’s unaudited condensed consolidated financial statements in its Quarterly Report on Form 10-Q for the period ended March 31, 2024 are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America.

Remediation:

Our Board of Directors and management take internal control over financial reporting and the integrity of our financial statements seriously. Management continues to work to improve its controls related to our material weaknesses.  The remediation actions include: (i) enhancing design and documentation related to complex transactions and control activities, and (ii) developing robust review procedures to ensure the proper recording and reporting of the complex transactions.  To achieve the timely implementation of the above, management has commenced the following actions and will continue to assess additional opportunities for remediation on an ongoing basis:

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

(b) Changes in Internal Control Over Financial Reporting

We are taking the remedial actions described above and expect to implement them prior to June 30, 2024.  Other than the changes for our control procedures around complex transactions in which we plan to remediate above, there have been no changes in our internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our fiscal quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On February 23, 2023, NYDIG proceeded to foreclose on all of the collateral securing the MEFA, and repossessed the collateralized assets that totaled approximately $3.4 million, in which approximately $560 thousand was first used to pay off accrued interest and penalty to date. On September 5, 2023, NYDIG provided a letter finalizing the accounting for the repossessed collateralized assets totaling proceeds of approximately $3.4 million. This included legal and other expenses associated with the sale of the assets net a modest gain on the estimated net book value of the assets totaling $251 thousand that was expensed as a loss on disposition of assets for the year ended December 31, 2023. On December 7, 2023, NYDIG filed its Motion for Summary Judgment seeking entry of a judgment against Soluna in the approximate amount of $10.3 million for principal and interest and penalties. On January 12, 2024, Soluna filed its objection to NYDIG’s motion for summary judgment on the grounds that NYDIG failed to explain what collateral of which loan was sold and how the sale proceeds were allocated to each loan. A summary judgment motion was performed on February 13, 2024, and was agreed upon by both NYDIG and the Borrower, that the total outstanding loan principal balance would be approximately $9.2 million. This settlement did not result in the admission of any liability on the part of SHI, whose declaratory judgment remains the subject of litigation. On March 13, 2024, NYDIG served the Company with a post-judgment discovery seeking information regarding the Company’s assets and liabilities. Per agreement between NYDIG and the NYDIG Defendants, the deadline to respond to the discovery demands was extended to May 13, 2024 but with rolling weekly production that commenced on April 12, 2024. The Company intends to vigorously defend itself from NYDIG’s parent company claims.

Atlas

In September 2023, Atlas Technology Group LLC (“Atlas”) filed a complaint against SMC (formerly EcoChain Block LLC) (“Soluna MC”), SCI, and SHI (collectively, the “Atlas Defendants”) in the Supreme Court of the State of New York, County of New York regarding a co-location services agreement between Soluna MC and Atlas. Atlas alleges that the termination of such agreement by SMC was a breach and asserts various claims, including breach of contract and the return of pre-paid fees. The claim requests a judgement against the Atlas Defendants for the return of pre-paid fees of approximately $464 thousand and additional damages to be determined at trial of not less than $7.9 million, and reimbursement of costs including legal fees and other costs. The complaint also contains references to alter ego liability and piercing the corporate veil. The Atlas Defendants filed a motion to dismiss; the Court held a hearing on this motion and issued an order and ruling on April 17, 2024 granting dismissal of three of the four counts in the complaint. The Atlas Defendants subsequently filed on May 6, 2024 an answer with respect to the remaining count and also asserted counterclaims against Atlas. In such order and ruling, the Court also denied at this time the dismissal of SCI and SHI from the action as improper parties; the Atlas Defendants subsequently filed notice of appeal of this portion of such order and ruling on May 7, 2024. The Atlas Defendants believe they have substantial factual and legal defenses to Atlas’s claims and intend to continue to defend the claims vigorously.

The referenced to pre-paid fees of approximately $464 thousand have been reported in previous filings on SMC’s balance sheet. No reserves have been established for any other claims asserted in such complaint.

Item 1A.	Risk Factors

Part II, Item 1A (Risk Factors) of our most recently filed Annual Report on Form 10-K with the SEC, filed on April 1, 2024, sets forth information relating to important risks and uncertainties that could materially adversely affect our business, financial condition and operating results. Except as to the risk factors set forth below and to the extent that information disclosed elsewhere in this Quarterly Report on Form 10-Q relates to such risk factors (including, without limitation, the matters described in Part I, Item 2 (Management’s Discussion and Analysis of Financial Condition and Results of Operations – Statement Concerning Forward Looking Statements), there have been no material changes to our risk factors disclosed in our most recently filed Annual Report on Form 10-K. Those risk factors continue to be relevant to an understanding of our business, financial condition and operating results, however, and, accordingly, you should review and consider such risk factors in making any investment decision with respect to our securities.

We have a Limited History in the Cloud Service and Artificial Intelligence Business

We are implementing a strategy to move into the cloud service business to provide green energy to power-intensive artificial intelligence applications. This is a new business for the Company and no history of operations in this industry from which to evaluate our future operating performance in this segment. Our ability to implement this strategy is dependent upon successfully deploy new supercomputers in conjunction with our strategic partner and to attract and retain customers in a very competitive market.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit No.	Description
4.20	Form of Warrant- Amended Class A Warrant (dated February 28, 2024)
4.21	Form of Warrant- Amended Class B Warrant (dated February 28, 2024)
4.22	Form of Warrant- Amended Class C Warrant (dated February 28, 2024)
4.23	Form of Warrant- Extension $0.01 Warrant (dated February 28, 2024)
4.24	Form of Warrant- Five Year Warrant for Exercise of $6.00 Repriced Warrant
10.81	Employment agreement with John Tunison (incorporated by reference to the Company’s Current Report on Form 8-K filed with the SEC on April 3, 2024)
10.82	Form of Common Award Agreement- 2-year vest, 50% per year, no performance
10.83	Form of Common Award Agreement- 3-year time vesting (2024 fixed date start)
10.84	Form of Common Award Agreement- 3-year time vesting (2025 fixed date start)
10.85	Form of Common Award Agreement- 3-year vest, 33% per year, no performance
10.86	Form of Common Award Agreement- 4-year vest, 25% per year, no performance
10.87	Form of Common Award Agreement- 5-year vest, 20% per year, no performance
10.88	Form of Common Award Agreement- Separation vesting
10.89	Form of Preferred Award Agreement- Separation vesting
10.90	Form of Preferred Award Agreement- Time vesting, June 1, 2025 Start date
10.91	Form of Preferred Award Agreement- Time vesting, Start at 12 months
10.92	Form of Preferred Award Agreement- Time vesting, Start at 18 months
10.93	Form of Preferred Award Agreement- Time vesting, June 1, 2024 Start date
10.94	Master Form of True Up Common Award Agreement- 2-year time based vesting
10.95	Master Form of True Up Common Award Agreement- 3-year time based vesting
10.96	Master Form of True Up Common Award Agreement- 3-year time vesting (2024 fixed date start)
10.97	Master Form of True Up Common Award Agreement- 3-year time vesting (2025 fixed date start)
10.98	Master Form of True Up Common Award Agreement- 4-year time based vesting
10.99	Master Form of True Up Common Award Agreement- 5-year time based vesting
10.100	Master Form of True Up Common Award Agreement- Separation vesting
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

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

* Submitted electronically herewith. Attached as Exhibit 101 are the following materials from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in eXtensible Business Reporting Language (XBRL) and tagged as blocks of text and including detailed tags: (i) Condensed Consolidated Balance Sheets at March 31, 2024 and December 31, 2023; (ii) Condensed Consolidated Statements of Operations for the Three Months Ended March 31, 2024 and 2023; (iii) Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2024 and 2023; and (iv) related notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Soluna Holdings, Inc.

Date: May 15, 2024	By:	/s/ John Belizaire
John Belizaire
Chief Executive Officer

	By:	/s/ John Tunison
John Tunison
Chief Financial Officer

